Form 10-K/A
period 1994-12-31
INSITUFORM TECHNOLOGIES INC
filed 1995-04-26
CIK 353020

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                     Commission file
    December 31, 1994                                          number 0-10786
- --------------------------                                    ---------------

                          INSITUFORM TECHNOLOGIES, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                13-3032158
- -------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

     1770 Kirby Parkway, Suite 300
           Memphis, Tennessee                                     38138
- ----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: 901-759-7473
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, $.01 par value
                      ------------------------------------
                              (Title of each class)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X           No
                              -----            -----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

          State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, as of a specified date within 60 days prior to the date of filing.

Aggregate market value as of March 15, 1995 ........ $130,979,172

          Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

          Class A Common Stock, $.01 par value,
            as of March 15, 1995 .............. 14,351,755 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents, all or portions of which are incorporated by reference herein, and the part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the 1995 Annual Meeting of Stockholders-Part III.

                                 AMENDMENT NO. 1

     The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as set forth in the pages attached hereto:

          Item 10.  Directors and Executive Officers of the
                    Registrant

          Item 11.  Executive Compensation

          Item 12.  Security Ownership of Certain Beneficial
                    Owners and Management

          Item 13.  Certain Relationships and Related
                    Transactions

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     Certain biographical information concerning the directors of Insituform Technologies, Inc. (the "Company") is set forth below.
Such information was furnished by them to the Company.

Name of Director       Age         Biographical Information
- ----------------       ---         ------------------------
Paul A. Biddelman       49         Treasurer, Hanseatic Corporation (private
                                   investment company) since 1992; Managing
                                   Director, Clements Taee Biddelman
                                   Incorporated (financial advisors) from 1991 to 1992; Managing Director, Corporate Finance
                                   Department, Drexel Burnham Lambert
                                   Incorporated from 1982 to 1990;* Director:
                                   Celadon Group, Inc., Electronic Retailing
                                   Systems International, Inc., Premier Parks
                                   Inc., Petroleum Heat & Power Company, Inc.;
                                   Director of the Company since 1988.



- ------------------
* In February 1990, The Drexel Burnham Lambert Group, Inc., the holding company of Drexel Burnham Lambert Incorporated, filed for protection under Chapter XI of the federal bankruptcy laws.

Name of Director       Age         Biographical Information
- ----------------       ---         ------------------------

Brian Chandler          69         Private investor since prior to 1990;
                                   consultant to the Company from prior to 1990 to 1994; Director of the Company since 1987.

Douglas K. Chick        71         Private investor since prior to 1990;
                                   consultant to the Company from 1991 to 1994;
                                   Director of the Company since 1990.

William Gorham          64         President, The Urban Institute (government
                                   policy research) since prior to 1990;
                                   Director of the Company since 1992.

James D. Krugman        46         Partner, Krugman, Chapnick & Grimshaw
                                   (attorneys) since prior to 1990; Chairman of the Board since 1988 and Chief Executive
                                   Officer of the Company from April to October
                                   1990 and from April to June 1989; Director:
                                   Hayward Industries, Inc. and Meadox Medicals,
                                   Inc.; Director of the Company since 1987.

Jean-Paul Richard       52         President and Chief Executive Officer of the
                                   Company since 1993; Chief Executive of
                                   Massey-Ferguson Group of Varity Corporation from 1992 to 1993, and Senior Vice
                                   President-Corporate Development of Varity from 1991 to 1992; Executive Vice President of Asea Brown Boveri, Inc., a subsidiary of Asea Brown Boveri, from 1990 to 1991;
                                   Director: AGCO Corporation; Director of the
                                   Company since 1994.

Steven Roth             53         General Partner, Interstate Properties (real
                                   estate development and construction) since prior to 1990; Chairman and Chief Executive
                                   Officer, Vornado Realty Trust (real

Name of Director       Age         Biographical Information
- ----------------       ---         -------------------------
                                   estate operating company) since 1990; Chief
                                   Executive Officer of Alexander's, Inc. since
                                   March 1995; Director: Vornado Realty Trust,
                                   Alexander's, Inc.; Director of the Company since 1992.

Silas Spengler          64         Principal, Sullivan Associates, Inc. (board
                                   of directors search firm) since 1994;
                                   Partner, Reid & Priest (attorneys) from 1992 to 1994; Partner, Spengler Carlson Gubar
                                   Brodsky & Frischling (attorneys) from prior to 1990 to 1992; Director of the Company since 1987.

Sheldon Weinig          67         Consultant, Sony Engineering and
                                   Manufacturing of America since 1994, and Vice
                                   Chairman from 1990 to 1994; Director: Aseco
                                   Corporation, Unique Mobility, Inc.,
                                   Intermagnetics General Corporation; Director of the Company since 1992.

Russell B. Wight, Jr.   55         General Partner, Interstate Properties (real
                                   estate development and construction) since prior to 1990; Director: Vornado Realty
                                   Trust; Director of the Company since 1992.


     In December 1992, in connection with the Company's acquisition (the "IGL Acquisition") of Insituform Group Limited ("IGL"), the Company's certificate of incorporation was amended: (x) to divide the Board of Directors of the Company into three classes, as equal in size as possible, having staggered three-year terms, with the term of one class expiring each year; (y) to fix the number of directors of the Company at not less than six nor more than 15, the exact number to be specified in the By-laws of the Company; and (z) to provide for the appointment of directors and the filling of vacancies as contemplated by the agreement dated July 3, 1992, as amended September 1, 1992 (the "IGL Acquisition Agreement"), among the Company, INA Acquisition Corp. (the Company's wholly-owned subsidiary), and IGL. Upon consummation of the IGL Acquisition, the Board of Directors of the Company was reconstituted to include: Messrs. Spengler, Gorham and Weinig, for a term initially expiring at the 1993 annual meeting of stockholders of the Company ("Class I Directors"); Messrs. Chick, Biddelman and Roth, for a term initially expiring at the 1994 annual meeting of stockholders of the Company ("Class II Directors"); and Messrs, Chandler, Krugman and Wight, for a term initially expiring at the 1995 annual meeting of stockholders of the Company ("Class III Directors"). Messrs. Spengler, Chick, Biddelman, Chandler and Krugman were designated by the Company, and Messrs. Gorham, Weinig, Roth and Wight were designated by IGL. The Company has further agreed that during the period from the consummation of the IGL Acquisition to the sixth anniversary thereof (the "Term"), the Company will nominate and recommend for re-election to its Board of Directors, upon expiration of their terms, the Class I Directors, the Class II Directors and the Class III Directors; and that, if during the Term any director resigns or is unable to serve for any reason, such vacancy will be filled with a designee chosen by the remaining members of that director's group and thereafter the Company will nominate and recommend such designee for election to the Board of Directors of the Company.

     In March 1994, in connection with the commencement of Mr. Richard's employment as President and Chief Executive Officer of the Company, the Board of Directors completed action to amend the By-laws of the Company to increase the size of the Board from nine to ten, and to appoint Mr. Richard as a Class III Director, to fill the vacancy created by the increase in the size of the Board.

     For information concerning the executive officers of the Company, see pages 24 and 25 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 as originally filed, under the caption "Item 1.
Business-Executive Officers", which information is incorporated herein by reference.

     No family relationship exists between any of the directors or executive officers of the Company.

     Based solely upon a review of copies of reports received by it pursuant to
Section 16(a) of the Securities Exchange Act of 1934, and the written representations of its incumbent directors and officers, and holders of more than ten percent of any registered class of the Company's equity securities, the Company believes that during 1994 all filing requirements applicable to its directors, officers and ten percent holders under said section were satisfied, except that Interstate Properties, a New Jersey general partnership ("Interstate"), and each of its three general partners, Steven Roth, Russell B. Wight, Jr. and David Mandelbaum, filed a report on Form 4 subsequent to the due date thereof, disclosing one transaction consisting of the open market purchase by Interstate of 4,000 shares of class A common, $.01 par value (the "Common Stock"), of the Company.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------
DIRECTOR COMPENSATION

     Each director of the Company who is not an operating officer of the Company is entitled to receive compensation in the amount of $12,000 per annum and $1,000 per meeting of the Board of Directors attended by such director, plus reimbursement of his expenses.

     James D. Krugman, Chairman of the Board of the Company, holds an option granted under the Company's 1992 Director Stock Option Plan (the "Director Plan") on December 13, 1993 covering 95,000 shares of Common Stock, exercisable at a per share price of $14.50, the closing price of the Common Stock on the NASDAQ National Stock Market on such date. As a consequence of the exchange of options previously granted by IGL for options granted by the Company (see "Stock Plans" below), on December 9, 1992 William Gorham, Sheldon Weinig and Russell B. Wight, Jr., who became directors of the Company upon consummation of the IGL Acquisition, were granted options covering 57,720 shares, 22,200 shares and 16,650 shares of Common Stock, respectively, at exercise prices ranging from $6.53 to $13.74 per share, calculated in accordance with the provisions of the IGL Acquisition Agreement. In January 1995, Mr. Weinig exercised options covering 5,550 shares at an exercise price of $6.53 per share. In July 1993, options covering 23,310 shares of Common Stock were granted by the Company to William Gorham in replacement of options then expiring covering the same number of shares, at the exercise price per share under the prior options of $9.68.

     Except as aforesaid, no current director of the Company holds any options granted by the Company under any stock option plan. Mr. Richard holds additional options granted in connection with his acceptance of employment with the Company. For information with respect to such options and other agreements entered into by the Company and certain directors, see "Certain Agreements with Directors and Executive Officers" below.

EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth certain information with respect to compensation for each of the Company's last three completed fiscal years of the Company's Chief Executive Officer and each of the four other most highly-compensated executive officers whose salary and bonus exceeded $100,000 during the most recent fiscal year:


                           SUMMARY COMPENSATION TABLE


                                                                              Long Term
                                                                             Compensation
                                           Annual Compensation               ------------
                                 ------------------------------------------   Securities
    Name and                                                    Other         Underlying       All Other
Principal Position               Year    Salary     Bonus    Compensation(1)  Options(#)     Compensation
- ------------------               ----    ------     -----    --------------- ------------    ---------------
Jean-Paul Richard                1994   $400,000  $264,000       --               --          $ 83,405(3)
 President and Chief             1993     35,386   236,250(4)    --            300,000           5,613
 Executive Officer(2)            1992       --        --         --               --              --

William A. Martin                1994    165,334    51,709       --              8,000          15,623(5)
 Senior Vice President-          1993    155,807    15,800       --             15,000          14,759
 Chief Financial Officer         1992    126,627    40,000       --               --            12,227

R. William Pittman               1994    230,000      --         --             12,000          24,217(7)
 Senior Vice President-          1993     49,539    50,000(4)    --             75,000           5,039
 Operations(6)                   1992       --        --         --                --              --

Anthony W. Hooper                1994    220,000   100,100     53,968           12,000          80,730(9)
 Senior Vice President-          1993     17,770      --         --             75,000           2,315
 Marketing(8)                    1992       --        --         --                --              --

Raymond P. Toth                  1994    110,000    40,040     16,353            8,000          53,286(11)
 Vice President-Human            1993       --        --         --                --              --
 Resources(10)                   1992       --        --         --                --              --

- ------------------
(1) Excludes perquisites and other personal benefits unless the aggregate amount of such compensation exceeds the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer. Includes 1994 reimbursement for taxes for Messrs. Hooper and Toth in the respective amounts of $43,509 and $16,353.

(2)  Mr. Richard joined the Company in November 1993.

(3) Represents $79,006 in relocation expense and $4,399 in term life insurance premiums.

(4)  Represents amounts in lieu of bonus from former employer.

(5) Represents $12,465 in profit-sharing contributions under the Company's 401(k) Profit-Sharing Plan (the "Restated Plan"), $400 in 401(k) contributions under such plan and $2,758 in term life insurance premiums.

(6)  Mr. Pittman joined the Company in October 1993.

(7) Represents $20,497 in relocation expense, $400 in 401(k) contributions under the Restated Plan and $3,320 in term life insurance premiums.

(8)  Mr. Hooper joined the Company in November 1993.

(9) Represents $78,779 in relocation expense, $400 in 401(k) contributions under the Restated Plan and $1,551 in term life insurance premiums.

(10) Mr. Toth joined the Company in February 1994.

(11) Represents $51,778 in relocation expense and $1,508 in term life insurance premiums.

     For information with respect to compensation to James D. Krugman, Chairman of the Board of the Company, see "Director Compensation" above and "Certain Agreements with Directors and Executive Officers" below.

     Option Grant Table. The following table sets forth certain information regarding options granted by the Company during the year ended December 31, 1994 to the individuals named in the above compensation table:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                          Individual Grants
                      -------------------------------------------------------  Potential Realizable
                      Number of                                                  Value of Assumed
                      Securities      % of Total                               Annual Rates of Stock
                      Underlying    Options Granted    Exercise                 Price Appreciation
                        Options      to Employees       Price      Expiration   for Option Term(1)
Name                  Granted(#)    In Fiscal Year      ($/sh)        Date         5%         10%
- ----                  ----------    ----------------   --------    ----------   --------------------
Jean-Paul Richard          --           --               --           --           --         --

William A. Martin         8,000        4.3%            $13.31      04/01/99      $12,214    $43,297

R. William Pittman       12,000        6.4              13.31      04/01/99       18,321     64,496

Anthony W. Hooper        12,000        6.4              13.31      04/01/99       18,321     64,496

Raymond P. Toth           8,000        4.3              13.31      04/01/99       12,214     43,297

- -------------------------
(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on arbitrarily assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options are granted to their expiration date.

     Aggregate Option Exercises and Year-End Option Table. The following table sets forth certain information regarding exercises of stock options, and stock options held as of December 31, 1994, by the individuals named in the above compensation table:

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                         Number of Securities        Value of Unexercised
                                                        Underlying Unexercised       In-the-Money Options
                                                     Options at Fiscal Year-End(#)      at Year-End(1)
                     Shares Acquired    Value        ------------------------------  ---------------------
Name                   on Exercise (#)  Realized($)(1)   Exercisable   Unexercisable  Exercisable  Unexercisable
- ----                   ---------------  --------------   -----------   -------------  -----------  -------------
Jean-Paul Richard.....     --          $   --           50,000         250,000        $ --          $ --

William A. Martin.....    1,750          15,531         19,500          13,500          --            --

R. William Pittman....     --              --           53,000          34,000          --            --

Anthony W. Hooper.....     --              --           28,000          59,000          --            --

Raymond P. Toth.......     --              --            2,000           6,000          --            --

- ---------------------
(1) Calculated on the basis of the fair market value of the underlying securities at the exercise date or at year-end, as the case may be, minus the exercise price.

STOCK PLANS

     Under the Company's 1983 Stock Option Plan (the "Prior Plan"), there were outstanding options for 38,728 shares of Common Stock as of April 1, 1995. No further options may be granted under the Prior Plan.

     In June 1992, the stockholders of the Company approved the Company's 1992 Employee Stock Option Plan (the "Employee Plan"), under which options to purchase an aggregate of 500,000 shares of Common Stock (as subsequently increased) were subject to grants to key employees who are not directors (including executive officers), and the Director Plan, under which options to purchase an aggregate of 500,000 shares of Common Stock may be granted to directors of the Company (including executive officers), as previously adopted by the Board of Directors. In June 1994, the stockholders of the Company approved an increase in the number of authorized shares of Common Stock available for issuance under the Employee Plan to 1,000,000 shares.

     The Employee Plan is administered by the Compensation Committee of the Board of Directors, and the Director Plan is administered by the Director Stock Option Committee of the Board of Directors. Each such committee, with respect to the plan that it administers, is empowered to determine the persons who are to receive options, the number of shares to be subject to each option and whether such options will be incentive stock options or non-qualified stock options. Pursuant to amendments to the Employee Plan adopted in April 1994, the Compensation Committee may authorize another committee of the Board of Directors constituted for such purpose to allocate options approved in the aggregate by the Compensation Committee among employees who are not officers. The exercise price of an option under either the Employee Plan or the Director Plan may not be less than the lesser of the fair market value of the Common Stock on the date of grant of the option, or the tangible book value per share of Common Stock as of the end of the fiscal quarter of the Company immediately preceding the grant, provided that no incentive stock option may be granted at an option price which is less than the market value per share of the Common Stock on the date of grant.

     In December 1992, the stockholders of the Company approved the INA Acquisition Corp. Share Option Plan previously adopted by the Board of Directors and sole stockholder of INA Acquisition Corp. In connection with the consummation of the IGL Acquisition, options (the "Substitute IGL Options") covering an aggregate of 562,938 shares of Common Stock (353,612 shares of which were covered by options outstanding at April 1, 1995), granted pursuant to such plan in substitution for options (the "IGL Options") outstanding prior to the IGL Acquisition to acquire Ordinary Shares of IGL, became exercisable. Each Substitute IGL Option covers the number of shares of Common Stock that would have been received in the IGL Acquisition had the underlying IGL Option been exercised for Ordinary Shares in accordance with the terms of such option immediately prior to the IGL Acquisition (subsequent to vesting thereof pursuant to the IGL Acquisition Agreement), at a price per share equal to: (x) the exercise price per share in effect on such date times the number of Ordinary Shares previously covered by such IGL Option, divided by (y) the number of shares of Common Stock covered by such Substitute IGL Option. The Company caused the adoption of such plan solely in order to implement the provisions of the IGL Acquisition Agreement, and INA Acquisition Corp. will not grant any additional options under such plan.

     See "Certain Agreements with Directors and Executive Officers" below for a description of additional options granted to Mr. Richard in connection with his acceptance of employment with the Company.

CERTAIN AGREEMENTS WITH DIRECTORS AND EXECUTIVE OFFICERS

     The Company and James D. Krugman, Chairman of the Board of the Company are parties to an employment agreement which became effective on December 9, 1992 upon the closing of the IGL Acquisition. Such agreement provides that Mr. Krugman will serve as Chairman of the Board of the Company until the later of
(i) the sixth anniversary of such closing or (ii) the date of the sixth annual meeting of stockholders of the Company following July 3, 1992 or until such other date as Mr. Krugman's employment terminates pursuant to such agreement, at an annual salary of $100,000. In the event of Mr. Krugman's death, the agreement terminates automatically. Mr. Krugman may cancel the agreement at any time upon 60 days' written notice delivered to the Company, and the Company may terminate the agreement upon the failure of Mr. Krugman to perform his duties thereunder owing to illness or other incapacity, if such failure continues for a period of more than six months, or if Mr. Krugman commits any act in bad faith and to the material detriment of the Company or is convicted of a felony.

     The Company's arrangements with Jean-Paul Richard, under which Mr. Richard became President and Chief Executive Officer in November 1993, in addition to base salary provide for bonus payments in an amount per annum up to 75% of base salary, conditioned on fulfilling performance criteria. As an inducement to his accepting employment with the Company, the Board of Directors authorized the grant to Mr. Richard of a five-year option covering 300,000 shares of Common Stock, which the Company will register under the Securities Act of 1933, issuable upon exercise of such option at a per share price of $16.25 (equal to the closing price of the Common Stock as quoted on the NASDAQ National Stock Market on the date of grant). Such option vested and became exercisable through the option term with respect to 50,000 shares upon commencement of employment and will vest and become exercisable through the option term with respect to the remainder of such shares on the third anniversary thereof, except that in the event of: (i) the termination of Mr. Richard's employment without cause, the option will vest with respect to a share of the portion not then vested calculated pro-rated on the basis of the proportion that the period of service bears to three years, and (ii) the election of a Board of Directors other than pursuant to the IGL

Acquisition Agreement while Mr. Richard remains employed, the option will become fully-vested.

     The Company also agreed to reimburse Mr. Richard for specified reasonable relocation costs, and to provide a $700 per month car allowance, reimbursement for country club membership fees and health insurance benefits. The Company's arrangements with Mr. Richard provide that in the event Mr. Richard's employment with the Company is terminated other than for cause, the Company will be obligated to pay severance to Mr. Richard in an amount equal to two years' base salary.

     In connection with the commencement of his employment as chief financial officer of the Company, the Company extended a severance arrangement to William
A. Martin pursuant to which, in the event of termination of employment by the Company without cause, the Company will deliver six months' prior notice thereof plus payments equal in amount to six months' base salary.

     The Company's arrangements with R. William Pittman, under which Mr. Pittman became Senior Vice President-Operations in October 1993, in addition to base salary provide for bonus payments in an amount up to $100,000 per annum, based upon performance criteria. The Company's arrangements with Mr. Pittman provided for the Company to reimburse Mr. Pittman for reasonable relocation costs, and to provide a $750 per month car allowance, reimbursement for one country club membership and medical and life insurance benefits. In the event Mr. Pittman's employment is terminated by the Company other than for cause, the Company would be obligated to pay to him amounts equal to twelve months' base salary.

     The Company's arrangements with Anthony W. Hooper, under which Mr. Hooper became Senior Vice President-Marketing in November 1993, in addition to base salary provide for bonus payments in an amount up to $110,000 per annum based on performance criteria. The Company's arrangements with Mr. Hooper provided for the Company to reimburse Mr. Hooper for reasonable relocation costs, and to provide a $700 per month car allowance, reimbursement for one country club membership and medical and life insurance benefits. In connection with his relocation to Memphis, the Company extended an interest-free bridge loan in the amount of $230,000 to Mr. Hooper, which was repaid in August 1994. In the event Mr. Hooper's employment is terminated by the Company other than for cause, the Company would be obligated to pay to him amounts equal to twelve months' base salary.

     The Company's arrangements with Raymond P. Toth, under which Mr. Toth became Vice President-Human Resources in February 1994, in addition to base salary provide for bonus payments in an amount up to 40% of base salary per annum, based upon performance criteria. The Company's arrangements with Mr. Toth also provided for the Company to reimburse Mr. Toth for reasonable relocation costs, and to provide medical and life insurance benefits. In connection with his relocation to Memphis, the Company extended an interest-free bridge loan in the amount of $110,000 to Mr. Toth, which was repaid in October 1994.

     The Company had consulting arrangements with Brian Chandler and Douglas K. Chick through December 1994, pursuant to which the Company remunerated each in the amount of $5,000 per month, in exchange for consultation in connection with development of the European market for the NuPipe(registered trademark) Process, the Company's second trenchless pipeline rehabilitation process. Each of Messrs. Chandler and Chick is a director of the Company and a member of a group (the "Ringwood Group"), within the meaning of Section 13(d) of the Securities Exchange Act of 1934, which holds in excess of 5% of the outstanding Common Stock. The Company's arrangements with Messrs. Chandler and Chick, respectively, were terminable at will by either the Company or the consultant, and provided for devotion by Messrs. Chandler and Chick, respectively, of such business time as would be required by the Company and reimbursement by the Company of out-of-pocket expenses incurred in connection with provision of such consulting services. Such arrangements were terminated by the Company in December 1994.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the year ended December 31, 1994, the members of the Company's Compensation Committee were James D. Krugman, Paul Biddelman, William Gorham and Steven Roth. Mr. Krugman is Chairman of the Board of the Company, and formerly held the position of Chief Executive Officer. Mr. Krugman is a partner of the law firm of Krugman, Chapnick & Grimshaw, which rendered legal services to the Company during the last fiscal year and will continue to render legal services to the Company in the future. Mr. Biddelman is Treasurer of Hanseatic Corporation, which holds the Company's 8.5% senior subordinated note in the principal amount of $5,000,000. See "Item 13. Certain Relationships and Related Transactions," which information is incorporated by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------

     The following table sets forth certain information as of April 1, 1995 with respect to the number of shares of Common Stock owned by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company who owned beneficially any shares of Common Stock, (iii) each executive officer of the Company named in the summary compensation table under "Item 11. Executive Compensation," and (iv) all directors and executive officers of the Company as a group:


                                                                Number of Shares
                                                                of Common Stock        Percent
      Beneficial Owner                                        Beneficially Owned(1)    of Class
      ----------------                                        ---------------------    --------
Group comprised of Parkwood Limited,
 as trustee of the Anthony Basmadjian
 "P" Settlement, Brian Chandler,
 Ringwood Limited, Barford Limited,
 as trustee of the Anthony Basmadjian
 Settlement, and Douglas K. Chick.............                   1,514,773(2)          10.6%

  Parkwood Limited, as trustee of the
   Anthony Basmadjian "P" Settlement,
   c/o Century House
   Richmond Road
   Hamilton, Bermuda(3).......................                     880,641              6.1

  Brian Chandler
   8933 St. Gallen 60
   Steiermark, Austria(4).....................                     634,132              4.4

  Ringwood Limited
   Century House
   Richmond Road
   Hamilton, Bermuda(4).......................                     461,391              3.2

  Barford Limited, as trustee of
   the Anthony Basmadjian Settlement
   LeGrand Dixcart
   Sark, Channel Islands(4)(5)................                     461,391              3.2

  Douglas K. Chick
   Bays Hill Cottage
   Barnett Lane
   Elstree, Hertfordshire
   United Kingdom(3)(4)(5)...................                    1,342,032              9.4

Interstate Properties
 Park 80 West-Plaza Two
 Saddle Brook, New Jersey 07663(6)...........                    1,660,072             11.6

  David Mandelbaum
   80 Main Street
   West Orange, New Jersey 07052.............                    1,660,072(7)          11.6

  Steven Roth
   Park 80 West-Plaza Two
   Saddle Brook, New Jersey 07663............                    1,670,072(7)          11.6

  Russell B. Wight, Jr.
   Park 80 West-Plaza Two
   Saddle Brook, New Jersey 07663............                    1,681,394(7)(8)       11.7

T. Rowe Price Associates, Inc................                    1,407,400(9)           9.8
 100 East Pratt Street
 Baltimore, Maryland 21202

Harbor Capital Management Co., Inc...........                      754,500(10)          5.3
 125 High Street
 Boston, Massachusetts 02110

Paul A. Biddelman............................                      380,877(11)          2.6

William Gorham...............................                       62,545(13)             (12)

James D. Krugman.............................                      131,164(14)             (12)

Silas Spengler...............................                        2,000                 (12)


Sheldon Weinig...............................                       28,749(15)             (12)

Jean-Paul Richard............................                       60,900(16)             (12)

William A. Martin............................                       30,625(17)             (12)

R. William Pittman...........................                       56,000(18)             (12)

Anthony W. Hooper............................                       46,300(19)             (12)

Raymond P. Toth..............................                        4,000(18)             (12)

Directors and Executive
 Officers as a group (14 persons)............                    3,992,766(20)         26.6%

- --------------------
(1) Except as otherwise indicated, as of April 1, 1995 all of such shares are owned with sole voting and investment power.

(2) Represents: (i) 172,741 shares beneficially owned by Mr. Chandler; (ii) 880,641 shares beneficially owned by Parkwood Limited, as trustee of the Anthony Basmadjian "P" Settlement ("Parkwood"), with shared voting and investment power with Mr. Chick (see footnote (3)); (iii) 461,391 shares beneficially owned by Ringwood Limited ("Ringwood") with shared voting and investment power with Mr. Chandler, Barford Limited, as trustee of the Anthony Basmadjian Settlement ("Barford"), and Mr. Chick (see footnotes (4) and (5)).

(3) In a Statement on Schedule 13D, as amended (the "Ringwood Schedule 13D"), filed with the Securities and Commission by the Ringwood Group and its members, Parkwood and Mr. Chick have reported that the 880,641 shares of Common Stock beneficially owned by Parkwood are held with shared voting and investment power with Mr. Chick under an oral agreement under which Parkwood will not vote or dispose of any securities of the Company without the written approval of Mr. Chick having first been obtained. Parkwood and Mr. Chick have also reported that the settlor of the Anthony Basmadjian "P" Settlement, as to which Parkwood acts as trustee, has expressed his wishes to the effect that the powers of the trustee be exercised in consultation with Mr. Chick with due regard to any suggestions made, and that, accordingly, Mr. Chick has an informal ability to influence decisions of Parkwood with respect to the securities of the Company held by Parkwood as trustee of such settlement, but, under governing law, no right to enforce such settlement so as to override or compel the trustee or the councillors who nominate beneficiaries of the settlement in the exercise of a trust power or discretion in a particular manner.

(4) In the Ringwood Schedule 13D, the Ringwood Group has reported that Ringwood is a holding company whose stockholders are Mr. Chandler and Barford, and that the 461,391 shares of Common Stock beneficially owned by Ringwood are held with shared voting and investment power with Mr. Chandler and Barford and, as a result of the arrangements described under footnote (5), Mr. Chick.

(5) In the Ringwood Schedule 13D, Barford and Mr. Chick have reported that any securities of the Company that may become beneficially owned by Barford will be held with shared voting and investment power with Mr. Chick under an oral agreement under which Barford will not vote or dispose of any securities of the Company without the written approval of Mr. Chick having first been obtained. Barford and Mr. Chick have also reported that the settlor of the Anthony Basmadjian Settlement, as to which Barford acts as trustee, has expressed his wishes to the effect that the powers of the trustee be exercised in consultation with Mr. Chick with due regard to any suggestions made, and that, accordingly, Mr. Chick has an informal ability to influence decisions of Barford with respect to any securities of the Company that may become held by Barford as trustee of such settlement, but, under governing law, no right to enforce such settlement so as to override or compel the trustee or the councillors who nominate beneficiaries of the settlement in the exercise of a trust power or discretion in a particular manner.




(6) In a Statement on Schedule 13D filed with the Securities and Exchange Commission by Interstate Properties and its partners, such parties has reported that Interstate Properties is a general partnership consisting of David Mandelbaum, Steven Roth and Russell B. Wight, Jr.

(7)  Includes 1,660,072 shares beneficially owned by Interstate Properties.

(8) Includes 16,650 shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1995.

(9) Includes 961,200 shares beneficially owned by T. Rowe Price New Horizons Fund, Inc. (the "Fund"), a registered investment company. In a Statement on
     Schedule 13G filed with the Securities and Exchange Commission, T. Rowe Price Associates, Inc. ("Associates"), a registered investment advisor, and the Fund have reported that Associates has sole investment power over all such 1,407,400 shares, and that Associates and the Fund have sole voting power over, respectively, 112,000 shares and 961,200 shares.

(10) In a Statement on Schedule 13G filed with the Securities and Exchange Commission, Harbor Capital Management Co., Inc., a registered investment advisor, has reported that it has shared voting and investment power over such shares.

(11) Includes 350,877 shares issuable pursuant to currently exercisable warrants granted by the Company to Hanseatic Corporation ("Hanseatic") and held for discretionary customer accounts. Mr. Biddelman is Treasurer of Hanseatic and, accordingly, would hold shared voting and investment power in the event of exercise of such warrants. See "Item 13. Certain Relationships and Related Transactions."

(12) Less than one percent.

(13) Includes 57,720 shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1995.

(14) Includes 47,500 shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1995, 40,364 shares held by a general partnership whose managing partner is James D. Krugman and 33,300 shares, as to which Mr. Krugman holds shared voting and investment power, held by a general partnership in which Mr. Krugman's mother has an interest.

(15) Includes 16,650 shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1995.

(16) Includes 50,000 shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1995.

(17) Includes 25,250 shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1995.

(18) Represents shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1995.

(19) Includes 31,000 shares issuable upon stock options granted by the Company and exercisable at April 1, 1995.

(20) Includes 655,647 shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1995 and currently exercisable warrants held by Hanseatic.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     In connection with the IGL Acquisition, and so as to enable the IGL Acquisition to qualify as a pooling-of-interests under United States generally accepted accounting principles, the Company, Parkwood, Ringwood, and Brian Chandler and Douglas K. Chick entered into an agreement dated July 3, 1992 pursuant to which a prior pledge agreement extended by Messrs. Chandler and Chick and Parkwood, covering Ordinary Shares, of IGL and securing a promissory note from Mr. Chandler and Parkwood to the Company were, together with Mr. Chick's guaranty of such note, cancelled, and in exchange Messrs. Chick and Chandler and Ringwood executed and delivered to the Company a substitute stock pledge agreement (the "New Pledge Agreement"), and Ringwood executed and delivered to the Company a secured non-recourse promissory note in the initial principal amount of $3,623,842.40 (the "Non-Recourse Note"). Parkwood and Messrs. Chandler and Chick, together with Ringwood and Barford, are members of the Ringwood Group, and Messrs. Chandler and Chick are directors of the Company. The Non-Recourse Note bears interest at a rate per annum equal to 2-1/2% above the prime rate from time to time in effect at Citibank, N.A. and is due July 3, 1995. Pursuant to the New Pledge Agreement, and as security for the Non-Recourse Note, Ringwood and Messrs. Chick and Chandler pledged to the Company 255,801 shares of class B common stock $.01 par value, of the Company beneficially owned by them (which, in connection with the IGL Acquisition and in accordance with their terms, were converted into shares of Common Stock on a share-for-share basis). During the year ended December 31, 1994, Ringwood paid to the Company $352,892 in interest on the Non-Recourse Note.

     As principal stockholders of IGL, the members of the Ringwood Group and Interstate Properties (each, a "Registration Rights Stockholder"), in connection with the IGL Acquisition, received certain registration rights covering the shares of Common Stock issued in exchange for their Ordinary Shares, and all other shares of Common Stock held by them. Such agreement terminates in May 1999. Under such agreement, a Registration Rights Stockholder may demand registration under the Securities Act of 1933 on one occasion (unless the Company is entitled to use a registration statement on Form S-3, in which case each Registration Rights Stockholder is entitled to three demand registrations) of no less than 500,000 shares of Common Stock. In addition, the Registration Rights Stockholders are entitled to incidental registration rights, during the term of such agreement, with respect to the shares of Common Stock beneficially owned by them.

     In order to finance a portion of the purchase price for its acquisition of Insituform Midwest, Inc., in July 1993 the Company sold its 8.5% senior subordinated note in the principal amount of $5,000,000 (the "Subordinated Note"), and related warrants exercisable with respect to 350,877 unregistered shares of Common

Stock, to Hanseatic Corporation. Paul Biddelman, a director of the Company, is Treasurer of Hanseatic. The Subordinated Note requires quarterly payments of interest at 8.5% per annum and installments of principal in the amount of $1,000,000 on each of the fifth through eighth anniversary dates of closing, with the entire remaining principal due nine years after closing. The Subordinated Note is subordinated to bank and other institutional financing, and purchase money debt incurred in connection with acquisitions of businesses, is prepayable at the option of the Company after the second anniversary of closing, at premiums until the fifth anniversary of closing ranging from 3% to 1% of the amount prepaid, and is subject to defeasance at any time while prepayment is not permitted in the event the Company deposits cash or government securities sufficient to service payments under the note. During the year ended December 31, 1994, the Company paid to Hanseatic $425,000 in interest on the Subordinated Note. The warrants are exercisable, at the election of the holder, through July 26, 1998, at a price per share of Common Stock of $14.25, and such shares are entitled to demand and incidental registration rights.

     James D. Krugman, Chairman of the Board of the Company and Howard Kailes, Secretary of the Company, are members of the law firm of Krugman, Chapnick & Grimshaw. During the year ended December 31, 1994, Krugman, Chapnick & Grimshaw received fees for legal services rendered to the Company of $755,000, together with reimbursement of out-of-pocket expenses of $161,745. It is expected that Krugman, Chapnick & Grimshaw will continue to render legal services to the Company in the future.

                            SIGNATURES
                            ----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 26, 1995         INSITUFORM TECHNOLOGIES, INC.

                              By /s/ WILLIAM A. MARTIN
                                ---------------------------------
                                William A. Martin
                                Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                      Title                  Date
- ---------                      ------                 ----


JEAN-PAUL RICHARD*       Principal Executive      April 26, 1995
- -----------------------  Officer and Director
Jean-Paul Richard

/s/ WILLIAM A. MARTIN    Principal Financial      April 26, 1995
- -----------------------  and Accounting Officer
William A. Martin

PAUL A. BIDDELMAN*       Director                 April 26, 1995
- -----------------------
Paul A. Biddelman

BRIAN CHANDLER*          Director                 April 26, 1995
- -----------------------
Brian Chandler

DOUGLAS K. CHICK*        Director                 April 26, 1995
- -----------------------
Douglas K. Chick

WILLIAM GORHAM*          Director                 April 26, 1995
- -----------------------
William Gorham

JAMES D. KRUGMAN*        Director                 April 26, 1995
- -----------------------
James D. Krugman

STEVEN ROTH*             Director                 April 26, 1995
- -----------------------
Steven Roth

SILAS SPENGLER*          Director                 April 26, 1995
- -----------------------
Silas Spengler

SHELDON WEINIG*          Director                 April 26, 1995
- -----------------------
Sheldon Weinig

RUSSELL B. WIGHT, JR.*   Director                 April 26, 1995
- -----------------------
Russell B. Wight, Jr.

* By /s/ WILLIAM A. MARTIN*
    ---------------------
     William A. Martin
     (Attorney-in-Fact
     Pursuant to Power of
     Attorney on file with
     the Securities and
     Exchange Commission)