Form 10-Q
period 1995-03-31
INSITUFORM TECHNOLOGIES INC
filed 1995-05-15
CIK 353020

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


For the Quarterly Period Ended    March 31, 1995
                                  -----------------------------
Commission File Number    #0-10786
                         -------------------------------------

                      Insituform Technologies Inc.
- ------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

       Delaware                              13-3032158
- ------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)           Identification No.)

 1770 Kirby Parkway, Suite 300, Memphis, Tennessee 38138
- ------------------------------------------------------------
                (Address of Principal Executive Offices)

                             (901) 759-7473
- ------------------------------------------------------------
           (Registrant's telephone number including area code)


- ------------------------------------------------------------
          (Former name, former address and former fiscal year,
                      if changed since last report)


Indicate by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X          No
                              ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                    Outstanding at March 31, 1995
- ---------------------     ----------------------------------
Class A, Common Stock,                  14,351,755 Shares
$.01 par value

                                  INDEX



Part I     Financial Information:

           Item 1. Financial Statements:

                    Consolidated Balance Sheets

                    Consolidated Statements of Income

                    Consolidated Statements of Cash Flows

                    Notes to Consolidated Financial
                      Statements

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations

Part II    Other Information and Signatures:

           Item 1. Legal Proceedings

           Item 6. Exhibits and Reports on Form 8-K

           Signatures

           Index to Exhibits

                     PART I. - FINANCIAL INFORMATION
                     -------------------------------
                     ITEM 1. - FINANCIAL STATEMENTS
                     ------------------------------

                      INSITUFORM TECHNOLOGIES, INC.
                       CONSOLIDATED BALANCE SHEETS
                                   March 31, 1995       December 31, 1994
                                   ----------------     -----------------
                                    (Unaudited)
                                                  (In Thousands)
ASSETS
CURRENT
 Cash and cash equivalents,
  restricted $3,360 and $3,836         $ 11,447              $ 16,635
 Investments in securities                1,107                 1,107
 Receivables (Note 4)                    35,419                35,243
 Costs and estimated earnings in
  excess of billings                      8,913                 6,422
 Inventories (Note 5)                     7,863                 7,029
 Deferred income tax                      2,054                 2,807
 Prepaid expenses and miscellaneous       2,853                 2,496
                                       --------              --------
TOTAL CURRENT ASSETS                     69,656                71,739
                                       --------              --------
PROPERTY AND EQUIPMENT, less
 accumulated depreciation and
 amortization (Note 6)                   31,039                29,809
                                       --------              --------
OTHER ASSETS
 Investments in licensees and
  associated companies (Note 2)           1,805                 2,033
 Patents and patent applications,
  less accumulated amortization
  of $1,974 and $1,909                    5,698                 5,606
 Cost in excess of net assets of
  businesses acquired of
  $4,460 and $3,838 (Notes 2 and 3)      50,879                49,995
 Deferred income tax                      1,652                 1,417
 Miscellaneous                            2,058                 1,895

TOTAL OTHER ASSETS                       62,092                60,946
                                       --------              --------
                                       $162,787              $162,494
                                       ========              ========







     See accompanying summary of accounting policies and notes to consolidated financial statements.

                      INSITUFORM TECHNOLOGIES, INC.
                       CONSOLIDATED BALANCE SHEETS
                                 March 31, 1995         December 31, 1994
                                 --------------         -----------------
                                  (Unaudited)
                                                  (In Thousands)
LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES
 Notes payable to banks              $912                   $277
 Accounts payable and accruals     20,461                 22,760
 Income taxes payable (Note 9)      2,810                  3,801
 Deferred income taxes                526                    524
 Current maturities of long-term
  debt (Note 10)                   10,459                 11,572
                                  -------                -------
TOTAL CURRENT LIABILITIES          35,168                 38,934

Long-term debt, less current
 maturities (Note 10)              47,925                 47,347
Deferred income taxes                 987                    937
                                  -------                -------
TOTAL LIABILITIES                  84,080                 87,218
                                  -------                -------
Commitments and contingencies
 (Notes 10, 11 and 12)

Minority interests                  2,410                  1,352
                                  -------                -------
STOCKHOLDERS' EQUITY
 Preferred stock, undesignated,
  $.10 par - shares authorized
  1,800,000; none outstanding           0                     0
 Common stock, $.01 par - shares
  authorized 25,000,000; shares
  outstanding 14,351,755 and
  14,346,005                          144                    143
 Additional paid-in capital        44,974                 44,937
 Retained earnings (Note 10)       35,219                 33,300
                                  -------                -------
                                   80,337                 78,380
 Cumulative foreign currency
  translation adjustments            (854)                (1,270)
 Unrealized holding gains on in-
  vestments available-for-sale
  (Note 2)                            438                    438
 Notes receivable from affiliates
  (Note 7)                         (3,624)                (3,624)
                                  -------                --------
TOTAL STOCKHOLDERS' EQUITY         76,297                  73,924
                                 --------               ---------
                                 $162,787                $162,494

                                 ========                ========

     See accompanying summary of accounting policies and notes to consolidated financial statements.

                      INSITUFORM TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
                                                   (in thousands,
                                                  except per share
                                                      amounts)

                                                  For the Three Months
                                                      Ended March 31,
                                                   1995            1994
                                                  ----             ----
REVENUES:
 Net sales                                         $6,994          $7,876
 Royalties and license fees                         2,639           2,332
 Construction contracts                            30,199          20,273
                                                   ------          ------
TOTAL REVENUES                                     39,832          30,481
                                                   ------          ------
OPERATING COSTS AND EXPENSES:
 Cost of sales                                      4,641           4,956
 Royalty expense (Note 12)                             85              43
 Cost of construction contracts                    20,758          14,233
 Selling, administrative and general                8,860           7,198
 Strategic marketing and product development        1,529           1,414
                                                   ------          ------
TOTAL OPERATING COSTS AND EXPENSES                 35,873          27,844
                                                   ------          ------
OPERATING INCOME                                    3,959           2,637
OTHER INCOME (EXPENSE)                               (914)           (356)
                                                   ------          ------
INCOME BEFORE TAXES ON INCOME                       3,045           2,281
TAXES ON INCOME (NOTE 9)                            1,180             850
                                                   ------          ------
INCOME BEFORE MINORITY INTERESTS AND
 EQUITY IN EARNINGS                                 1,865           1,431
MINORITY INTERESTS                                   (127)           (109)
EQUITY IN EARNINGS OF AFFILIATED COMPANIES            181             149
                                                   ------          ------
NET INCOME                                          1,919           1,471
                                                   ======          ======
EARNINGS PER SHARE OF COMMON STOCK
 AND COMMON STOCK EQUIVALENTS (NOTE 2):
  NET INCOME                                        $0.13           $0.10
                                                   ======          ======
  WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES                               14,389          14,394
                                                   ======          ======







     See accompanying summary of accounting policies and notes to consolidated financial statements.

                       INSITUFORM TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                                  For the Three Months
                                                      Ended March 31,
                                                      (in thousands)
                                                   1995            1994
                                                  ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                        $ 1,919          $ 1,471
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
 USED BY OPERATING ACTIVITIES:
 Depreciation and amortization                      2,186            1,765
 Provision for losses on accounts receivable           84               67
 Undistributed earnings of affiliated companies      (181)            (149)
 (Gain) loss on disposals of property and equipment    (11)            (55)
 Minority interest                                    127              109
 Royalties paid with redeemable preferred stock         0               41
 Deferred income taxes                                570             (346)
 Translation adjustments                              416             (220)

CHANGES IN OPERATING ASSETS AND LIABILITIES
 (NET OF EFFECT OF BUSINESSES PURCHASED):
 Receivables                                       (2,530)          (3,074)
 Inventories                                         (702)            (642)
 Prepaid expenses and miscellaneous                  (358)            (405)
 Miscellaneous other assets                          (327)             136
 Accounts payable and accruals                     (2,255)              32
 Income taxes payable                              (1,280)             718
                                                   ------           ------
NET CASH PROVIDED BY CONTINUING OPERATIONS         (2,342)            (552)
                                                   ------           ------
NET CASH USED BY DISCONTINUED OPERATIONS              (43)            (244)
                                                   ------           ------
NET CASH PROVIDED BY OPERATIONS                    (2,385)            (796)
                                                   ------           ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                              (1,993)          (1,079)
 Proceeds on disposal of property and equipment       143               92
 Investments in licensees/affiliated companies        443                0
 Patents and patent applications                     (169)            (183)
 Purchase of businesses, net of cash acquired
 (Note 3)                                          (1,431)               0
                                                   ------          -------
NET CASH USED BY INVESTING ACTIVITIES              (3,007)          (1,170)
                                                   ------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                 9               25
 Increase in short-term borrowings                    561              291
 Net repayments of long-term debt                     (587)         (1,562)
                                                   ------           ------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           12       (1,256)
                                                   ------           ------
Effect of exchange rates changes on cash              192                9
                                                   ------           ------
NET DECREASE IN CASH AND CASH EQUIVALENTS FOR
 THE PERIOD                                        (5,188)          (3,203)
                                                   ------           ------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     16,635           15,662
                                                   ------           ------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $11,447          $12,459
                                                  =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOWS INFORMATION:
                                                   1995            1994
                                                  ----             ----
CASH PAID (RECEIVED) DURING THE
 THREE MONTHS ENDED MARCH 31, FOR:

 Interest                                         $1,068              $737

 Income Taxes                                      2,233               $86

NON-CASH INVESTING AND FINANCING ACTIVITIES

 Additional paid-in capital increased by a
  reduction in income taxes payable for tax
  benefit arising from exercise of stock options      $0               $17




     See accompanying summary of accounting policies and notes to consolidated financial statements.

                       INSITUFORM TECHNOLOGIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                              March 31, 1995

1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 (unaudited) and the unaudited results of operations and cash flows for the three months ended March 31, 1995 and 1994. The financial statements have been prepared in accordance with the require-ments of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 1994 Annual Report.

     Reclassifications of prior period amounts have been made to conform with current period presentation.

     The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, including a 51% owned subsidiary, Insituform Linings Plc, a United Kingdom company, and a 66% owned subsidiary, Insituform France S.A. All material intercompany balances, transactions, and stockholdings are eliminated.

     The net assets of businesses purchased are recorded at their fair value at the acquisition date and the financial statements include their operations only from that date. Any excess of acquisition costs over the fair value of net assets acquired is included in the balance sheet as "Costs in excess of net assets of businesses acquired."

     The Company classifies investments in equity securities that have readily determinable fair values and all investments in debt securities as available-for-sale. These investments are reported at fair value, with unrealized gains and loss excluded from earnings and reported in a separate component of stockholders' equity.

     Corporate investments are carried at cost if ownership is less than 20% and on the equity method if the Company's ownership interest is 20% and greater, but not exceeding 50%. Investments in partnerships for which the Company's ownership interest is no greater than 50% are accounted for on the equity method. Intercompany profits and losses are eliminated for those investments carried on the equity method.

                       INSITUFORM TECHNOLOGIES, INC.
                           NOTES TO CONSOLIDATED
                     FINANCIAL STATEMENTS (Continued)
                                (Unaudited)
                              March 31, 1995

     Construction and installation revenues are recognized using the percentage-of-completion method. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and equipment costs. Changes in estimated total contract costs are recognized in the period they are determined. Where a contract loss is forecast, the full amount of the anticipated loss is recognized in the period the loss is determined.

     Earnings per share have been computed based upon the weighted average number of common shares and common equivalent shares outstanding during the respective periods. Common equivalent shares include shares from the assumed exercise of common stock options.

3. On October 21, 1994, the Company acquired all of the outstanding common stock of Gelco Services, Inc., Gelco NuPipe, Inc., GelTech Constructors, Inc. and Mar-Tech Insituform Ltd. (the "Gelco companies"), the Company's licensees of the Insituform (registered trademark) and NuPipe (registered trademark) processes in Oregon, Washington, Idaho, Alaska, Hawaii, Guam, northern California and northern Nevada, portions of Montana and British Columbia. In addition, the Company acquired related assets of an affiliated company. The purchase price of $18,000,000 was paid $9,000,000 in cash, together with promissory notes aggregating $9,000,000 due on the first and second anniversaries of the closing date. In addition, the Company issued promissory notes aggregating $2,850,000, representing net current liabilities (as defined) of the acquired Gelco companies to related parties and a portion of working capital at closing.

     The following table presents summarized consolidated unaudited pro forma results of operations for the three months ended March 31, 1994 as if the acquisition of the Gelco companies had occurred at the beginning of the year. These pro forma results are provided for comparative purposes only and do not purport to be indicative of the results which would have been obtained if these acquisitions had been effected on the date indicated or which may be obtained in the future (in thousands):

                       INSITUFORM TECHNOLOGIES, INC.
                           NOTES TO CONSOLIDATED
                     FINANCIAL STATEMENTS (Continued)
                                (Unaudited)
                              March 31, 1995

           Total revenues                        $34,292

           Income from continuing operations      $1,624

           Income from continuing operations
           per common and common equivalent
           share                                    $.11


     On February 16, 1995, the Company acquired 66% of the common stock of Insituform France S.A., a newly-formed subsidiary of its former French licensee, for FF7,400,000 (U.S.$1,431,000). The purchase price was funded by the Company's debt facility with Third National Bank in Nashville (see Note 10).

4.   Receivables consist of the following (in thousands):

                                       March 31, 1995    December 31, 1994
                                       --------------    -----------------
     Trade, less allowance for possible
     losses of $722 and $638                 $30,627    $29,002

     Retainage under construction contracts    4,429      6,167

     Refundable income taxes                     363         74
                                             -------    -------
                                             $35,419    $35,243
                                             =======    =======

5.   Inventories are valued at the lower of cost or market.
     Maintenance and office supplies are not inventoried.
     Inventories are summarized as follows (in thousands):

                                       March 31, 1995   December 31, 1994
                                       --------------   -----------------
     Finished goods                    $  774                $  765

     Work-in-process                      707                   418

     Construction materials             3,509                 3,153

     Raw materials                      2,873                 2,693
                                       ------                ------
                                       $7,863                $7,029
                                       ======                ======

                       INSITUFORM TECHNOLOGIES, INC.
                           NOTES TO CONSOLIDATED
                     FINANCIAL STATEMENTS (Continued)
                                (Unaudited)
                              March 31, 1995

6.   Property and equipment consists of the following (in thousands):

                                       March 31, 1995   December 31, 1994
                                       --------------   -----------------
     Land and land improvements        $ 1,194               $ 1,249

     Buildings                           8,061                 7,887

     Machinery and equipment            30,809                28,544

     Furniture and fixtures              4,152                 3,969

     Autos and trucks                    2,970                 3,026

     Construction in progress            2,100                 1,809
                                       -------               -------
                                        49,286                46,484

     Less:  Accumulated depreciation   (18,247)              (16,675)
                                       -------               -------
                                       $31,039               $29,809
                                       =======               =======

7. On July 3, 1992, Ringwood Limited ("Ringwood"), Parkwood Limited ("Parkwood"), and Douglas Chick and Brian Chandler entered into an agreement whereby Messrs. Chick and Chandler and Ringwood executed a secured non-recourse promissory note in the amount of $3,624,000 which bears interest at Citibank's prime rate plus 2-1/2% and originally was due July 3, 1995. As security for the note, Ringwood and Messrs. Chick and Chandler have pledged to the Company 255,801 shares of the Company's stock beneficially owned by them. Parkwood, Ringwood and Messrs. Chandler and Chick are principal stockholders of the Company, and Messrs. Chandler and Chick are directors of the Company. In April 1995, the Board of Directors of the Company authorized extension of the maturity date of the note to July 3, 1996.

8. On December 30, 1993, the Company adopted a plan to discon-tinue the operations of its division engaged in the off-site rehabilitation of downhole tubulars for the oil and gas industry. The Company was unable to sell the business during 1994. As a result, the Company decided to liquidate the division's assets, and during the fourth quarter of 1994 recorded a provision to write down the assets to their estimated liquidation values and accrue the estimated costs of closing the operation. As of March 31, 1995, all assets related to discontinued operations had been written off and/or

                       INSITUFORM TECHNOLOGIES, INC.
                           NOTES TO CONSOLIDATED
                     FINANCIAL STATEMENTS (Continued)
                                (Unaudited)
                              March 31, 1995

     liquidated leaving a reserve for any remaining costs of $456,000 in accounts payable and accruals.

9. Provision for federal and state income taxes in the consolidated statements of income are made up of the following components for the three months ended March 31, 1995 and 1994, respectively:

                                                        March 31,
                                                  1995             1994
                                                  ----             ----
           Current:
                 Federal                          $  520           $ 514
                 Foreign                             683             610
                 State                                70              72
                                                  ------           -----
                                                   1,273           1,106
                                                  ------           -----
           Deferred:
                 Federal                          $   97           $ (45)
                 Foreign                            (190)           (301)
                 State                               --              --
                                                  ------           ------
                                                     (93)           (346)

           Total taxes on income                  $1,180           $ 850
                                                  ======           =====

     The effective tax rate on income before taxes for the three months ended March 31, 1995 and 1994 was different than the maximum United States ("U.S.") federal statutory tax rate. The following summary reconciles taxes at the maximum U.S. federal statutory tax rate with the actual taxes (in thousands) and the effective rate:

                                             1995              1994
                                      Amount    Percent   Amount   Percent
                                      ------    -------   ------   -------
    Taxes on income at U.S. federal
    statutory rate                   $1,033      34.0%    $ 776     34.0%

    Increase (decrease) in taxes
    resulting from:

           State income taxes, net of
           federal income tax benefit    46       1.5        48      2.1

           Effect of foreign income
           taxed at foreign rates       225       7.4       (10)    (0.4)

           Tax amortization of
           intangibles                (187)      (6.1)     (121)    (5.3)

           Tax benefit not currently
           recognizable on losses of
           subsidiaries                  40       1.3        68      3.0

           Utilization of net operating
           losses and other carryforwards(29)    (1.0)     (102)    (4.5)

           Amortization of goodwill, not
           allowed for tax purposes     138       4.5       122      5.4

           Other items                  (86)     (2.8)       69      3.0

    Total taxes on income            $1,180      38.8%    $ 850     37.3%


10. The Company has outstanding borrowings of $35.1 million under its credit agreement with Third National Bank in Nashville entered into in July 1993, which initially provided for advances of up to $30 million and was amended in August 1994 to provide for an additional $12 million (as subsequently reduced) so as to aggregate up to $42 million. Borrowings under this facility bear interest, payable quarterly on the original $30 million (and monthly through August 1995, and then quarterly, on the additional facility), at the lesser of (i) the bank's prime rate or (ii) 2.75% above a 30-day adjusted London Inter-Bank Offer Rate ("LIBOR"), as defined in the facility (or, if the Company maintains certain financial ratios, 2.25% above such adjusted LIBOR rate). Quarterly principal payments of $1.1 million are due ($1.4 million as of September 1995), with the entire remaining principal due on December 31, 1997. The facility obligates the Company to comply with certain financial ratios and restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to incur further indebtedness, pay dividends, make loans and encumber their properties, and requests guarantees of certain domestic subsidiaries.

    The Company has obtained the commitment of Third National Bank in Nashville to provide for additional credit available for two years on a revolving basis, in the amount, together with the existing facility, aggregating up to $50,000,000, the additional amounts to be utilized for working capital and expansion of the Company's business. The bank's commitment further provides that principal installments on the existing facility would, after closing on the new facility, continue at the rate of $500,000 per quarter (subject to extension in certain circumstances), and that all new advances, together with all indebtedness under the current facility, would be due five years after closing on the new facility subject to earlier installments after the first such advance based on a five-year amortization schedule for the existing and additional indebtedness. Under the revised arrangements, interest on all existing and additional

                       INSITUFORM TECHNOLOGIES, INC.
                           NOTES TO CONSOLIDATED
                     FINANCIAL STATEMENTS (Continued)
                                (Unaudited)
                              March 31, 1995

    indebtedness would be payable quarterly at a rate selected monthly by the Company as either the bank's prime rate, plus a margin up to .25% in the event certain financial ratios are not maintained, or a 30-day adjusted LIBOR rate, plus a margin ranging from 1.75% to 2.25%, depending on maintenance of certain financial ratios. Other covenants and guaranties contained in the current facility would be incorporated into the revised arrangement. All such revised arrangements remain subject to definitive documentation between the Company and the bank.

    In July 1993, in order to complete the financing for the acquisition of Insituform Midwest, the Company also issued an 8.5% senior subordinated note, subordinated in right to the Company's bank and other institutional financing and to deferred consideration incurred in connection with business acquisitions. Warrants to purchase 350,877 unregistered shares of the Company's Common Stock were also issued to the lender. The note is prepayable at the Company's option after July 1995, at premiums until July 1998 ranging from 3% to 1% of the amount prepaid, and is subject to defeasance in certain circumstances. The subordinated note also restricts the Company's ability to pay dividends and repurchase outstanding common stock.

    The Company's subsidiaries IGL Canada Limited, Insituform
    Permaline Limited, Insituform Japan KK, and IGL Canada's wholly-owned subsidiary Neptune Coring, also maintain certain revolving line of credit facilities. The aggregate amount outstanding under these facilities was $912,000 at March 31, 1995.

11. As previously reported by the Company, a stockholder of the Company has filed an action in the United States District Court for the Western District of Tennessee against the Company and one former and one current officer alleging various misstatements and omissions, relating to, among other things, costs arising from the acquisition of Insituform Group Limited in December 1992, in public disclosures by the Company during the period from October 28, 1992 to May 12, 1993 in violation, among other things, of Rule 10b-5.1 On April 7, 1995, the Court issued its order certifying the action as a class action on behalf of all


- ------------------------
 1 Neil Weinberg, on behalf of himself and all others similarly situated, Plaintiffs v. Insituform Technologies, Inc., William
    C. Willis, Jr. and William A. Martin, Defendants (United States District Court for the Western District of Tennessee, Western Division).

                       INSITUFORM TECHNOLOGIES, INC.
                           NOTES TO CONSOLIDATED
                     FINANCIAL STATEMENTS (Continued)
                                (Unaudited)
                              March 31, 1995


    purchasers of the Company's common stock during such time period. Subsequent to the Company's rejection of the initial settlement proposal tendered by plaintiffs, the Company and the plaintiffs have more recently been engaged in substantive settlement discussions. The Company is currently considering a proposal containing terms which management believes may, subject to review and authorization by the Company's board of directors and approval by the court, constitute a reasonable basis upon which to settle such litigation. If so authorized and approved, and implemented, such proposal may result in an after-tax charge against 1995 net income in the order of approximately $2 million. No provision has been made in the financial statements with respect to the assertion against the Company of any claims in this litigation or any such settlement proposals.

    The Company has commenced an action in Tennessee Chancery Court (subsequently removed by defendants to federal district court) against certain of its licensees, captioned Insituform North America Corp. and NuPipe, Inc. v. Insituform Southeast, Inc., NuPipe Southeast, Inc., Enviroq Corporation and Insituform Mid-America, Inc., seeking a declaratory judgment confirming its action in declining to grant its consent as requested by Enviroq Corporation (renamed IMA Merger Sub, Inc.; "Enviroq"), under the various Insituform and NuPipe license agreements with Enviroq's affiliates, in connection with the transactions contemplated by the agreement dated November 2, 1994 entered into by Enviroq with Insituform Mid-America, Inc. ("IMA"). The Company has agreed with Enviroq and IMA that, pending attempts by the parties to resolve their differences, through May 31, 1995 no further action will be taken in such suit or by the Company to assert any rights under such license agreements or under the partnership agreement of Midsouth Partners, arising as a result of the acquisition of Enviroq by IMA on April 18, 1995 without the Company's consent.

    Prior to its acquisition by the Company, Naylor sold all of the common stock of Naylor Industrial Services, Inc. ("NISI"), which provided industrial cleaning services to refineries and chemical and petrochemical manufacturing plants. As part of such sale, Naylor agreed to indemnify the purchaser for certain pending or threatened litigation claims that were known to Naylor as of the date of sale. Among other matters, NISI is one of approximately 181 defendants in approximately 3,029 plaintiff cases, collectively known as the Lone Star Steel litigation, pending in Morris County, Texas, in which plaintiffs allege unspecified damages against defendants, who supplied services or products to Lone Star Steel over a period in excess of 40 years, arising from

                       INSITUFORM TECHNOLOGIES, INC.
                           NOTES TO CONSOLIDATED
                     FINANCIAL STATEMENTS (Continued)
                                (Unaudited)
                              March 31, 1995

    the alleged exposure of Lone Star's workers to toxic and hazardous circumstances.

    Naylor, among approximately 210 other parties, has been served with a third party complaint by McDermott, Inc. ("McDermott") in a class action filed by more than 1,200 plaintiffs (on behalf of a potential class of over 8,000 plaintiffs) against 84 defendants, including McDermott. Plaintiffs seek damages resulting from alleged exposure to an escape of hazardous substances from an oil reclamation facility. McDermott's third party complaints seek, among other things, clean-up costs under the Comprehensive Environmental Response, Compensation and Liability Act and tort contribution and indemnity. Based on available facts, it appears that McDermott has substantial defenses to plaintiffs' claims, and it is probable that Naylor's exposure is limited to a pro rata or proportionate share of McDermott's liability, if any.

    The financial statements include the estimated amounts of liabilities that are likely to be incurred from these and various other pending Naylor litigation and claims.

    The Company is involved in certain additional litigation incidental to the conduct of its business. In the Company's opinion, none of these proceedings will have a material adverse effect on the Company's financial position or results of operations.

12. As of December 31, 1994, the former stockholders of NuPipe, Inc. were entitled to receive 35% of the royalty income collected by the Company in connection with the NuPipe technology acquired by the Company in 1988. In March 1995, the Company exercised an option, granted in October 1994, to acquire such parties' interest in such payments in exchange for issuance of the Company's promissory notes aggregating $1,000,000. The notes are payable in quarterly installments over three years and bear interest at 5.4% per annum.

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying consolidated financial statements.

GENERAL

The Company's revenues include product sales of materials and equipment to licensees, construction revenues from trenchless installation and non-trenchless contracting activities and royalty income and initial license fees received from licensees for the use of the Company's trenchless rehabilitation processes. Product sales consist primarily of sales of Insitutubes (registered trademark) and NuPipe (registered trademark) to licensees. Construction contract revenue is generated by the Company's wholly-owned subsidiaries, Insituform Southwest ("Southwest"), Insituform of New England, Inc. ("New England"), Insituform Gulf South, Inc. ("Gulf South"), Gelco Services, Inc. ("Gelco"), IGL Canada Limited ("IGL Canada"), Insituform Permaline Limited ("Permaline"), Insituform Midwest, Inc. ("Midwest"), Insituform Overseas Limited ("IOL"), NuPipe Limited, and Insituform France S.A. ("Insituform France"). Royalties and license fees are generated by the Company's 33 unaffiliated Insituform licensees and sub-licensees and its 10 unaffiliated NuPipe licensees.

Product sales and royalties are primarily a function of the contracts performed by the Company's licensees. However, changes in product sales may vary from changes in royalties because of several factors, including differences between the timing of Insitutube sales and contract performance by licensees and the accrual by the Company of minimum royalties in excess of royalties otherwise due for work performed. Construction revenues generated by the Company's consolidated subsidiaries are unrelated to product sales and royalties, and include revenues from the non-trenchless operations of IGL Canada. The Company's consolidated subsidiaries obtain supplies of Insitutubes and related materials from the Company.

Fluctuations in the exchange rates between the United States dollar and the currencies of other countries in which the Company operates or has licensees may have an impact on the Company's consolidated results during the relevant reporting period. See "Results of Operations" below. The Company manages any such foreign currency exposure, when appropriate, to offset such exposure in whole or in part.

Seasonal variations in the Company's results of operations may arise from the budgetary and appropriations process of the governmental customers of the Company and its licensees and the contraction of pipeline rehabilitation activity in certain northern regions during severe weather conditions. Severe cold weather affects the Company's operations in Canada in the months of December, January, February and March where, over the three years ended December 31, 1994, the volume of work performed in the first calendar quarter by IGL Canada has averaged 5.9% of the total year's work. The volume of work reported on a consolidated basis by the Company's licensees (including affiliated licensees) in the first calendar quarter of the year has averaged, for the five years ended December 31, 1994, approximately 21.3% of the work they reported over the full year. See "Results of Operations" below.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, the Company had $11.4 million in cash, U.S. Treasury bills, and short-term investments, as compared to $16.6 million at December 31, 1994. Cash and cash equivalents decreased $5.2 million as a result of cash used by operations of $2.4 million and capital expenditures of $2.0 million. The Company's working capital ratio was 2.0 at March 31, 1995, representing an increase from 1.8 at December 31, 1994.

Although income from continuing operations increased in 1995 to $1.9 million from $1.5 million in 1994, continuing operations used $2.3 million in cash in 1995, as compared to cash used by continuing operations of $0.6 million in first quarter 1994. This additional use of cash by 1995 operations is primarily attributable to reductions in accounts payable, accrued expenses and income taxes payable from the respective December 31, 1994 balances, partially offset by increased depreciation and amortization and a slightly smaller increase in receivables as compared with the first quarter of 1994. Additional federal and state income tax payments were made by the Company in March 1995 as a result of greater 1994 United States taxable income as compared with that generated for the 1993 tax year. Further in first quarter 1995, the Company made its 1994 profit sharing plan contributions and bonus payments.

Receivables, which include amounts unbilled and retainage receivables under construction contracts, increased $2.5 million during the three months ended March 31, 1995. Trade receivables increased $1.6 million from product sales in the United States, Japan, and to a lesser extent in the United Kingdom. Retainage receivables decreased by $1.7 million during the first quarter of 1995. The collection cycle for construction receivables is generally longer than for the Company's other operations due to provisions for retainage, often 5% to 10% of the contract amount, as well as the slow internal review processes often employed by the construction subsidiaries' municipal customers. Retainage receivables are generally received within 60 to 90 days after the completion of a contract.

In February 1995, the Company acquired 66% of the stock of the newly-formed Insituform France S.A. for the sum of approximately
$1.5 million, which was funded with proceeds from the Company's existing credit facility with Third National Bank in Nashville.

The Company has outstanding borrowings of $35.1 million under its credit agreement with Third National Bank in Nashville entered into in July 1993, which initially provided for advances of up to $30 million and was amended in August 1994 to provide for an additional $12 million (as subsequently reduced) so as to aggregate up to $42 million. Borrowings under this facility bear interest, payable quarterly on the original $30 million (and monthly through August 1995, and then quarterly, on the additional facility), at the lesser of (i) the bank's prime rate or (ii) 2.75% above a 30-day adjusted London Inter-Bank Offer Rate ("LIBOR"), as defined in the facility (or, if the Company maintains certain financial ratios, 2.25% above such adjusted LIBOR rate). Quarterly principal payments of $1.1 million are due ($1.4 million as of September 1995), with the entire remaining principal due on December 31, 1997. The facility obligates the Company to comply with certain financial ratios and restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to incur further indebtedness, pay dividends, make loans and encumber their properties, and requests guarantees of certain domestic subsidiaries.

The Company has obtained the commitment of Third National Bank in Nashville to provide for additional credit available for two years on a revolving basis, in the amount, together with the existing facility, aggregating up to $50,000,000, the additional amounts to be utilized for working capital and expansion of the Company's business. The bank's commitment further provides that principal installments on the existing facility would, after closing on the new facility, continue at the rate of $500,000 per quarter (subject to extension in certain circumstances), and that all new advances, together with all indebtedness under the current facility, would be due five years after closing on the new facility subject to earlier installments after the first such advance based on a five-year amortization schedule for the existing and additional indebtedness. Under the revised arrangements, interest on all existing and additional indebtedness would be payable quarterly at a rate selected monthly by the Company as either the bank's prime rate, plus a margin up to .25% in the event certain financial ratios are not maintained, or a 30-day adjusted LIBOR rate, plus a margin ranging from 1.75% to 2.25%, depending on maintenance of certain financial ratios. Other covenants and guaranties contained in the current facility would be incorporated into the revised arrangement. All such revised arrangements remain subject to definitive documentation between the Company and the bank.

In October 1994, the Company acquired all of the outstanding common stock of Gelco Services, Inc., Gelco NuPipe, Inc., GelTech Constructors, Inc. and Mar-Tech Insituform Ltd., the Company's licensees of the Insituform process in Oregon, Washington, Idaho, Alaska, Hawaii, Guam, northern California and northern Nevada, portions of Montana and British Columbia, and related assets. The purchase price of $18 million was paid with $9 million in cash at closing and $9 million in promissory notes due on the first and second anniversaries of closing. In addition, the Company issued promissory notes, aggregating approximately $2.85 million, to the former Gelco shareholders and their affiliates, representing net current liabilities of the acquired companies to related parties and a portion of working capital at closing. The notes issued in the Gelco closing are secured by the assets acquired, subject to the rights of Third National Bank in Nashville under its loan arrangements with the Company.

The Company's senior subordinated note in the principal amount of $5 million acquired by Hanseatic Corporation in July 1993 requires quarterly payments of interest at 8.5% per annum and installments of principal in the amount of $1 million on each of the fifth through eighth anniversary dates of closing, with the entire remaining principal due nine years after closing. The note is subordinated to bank and other institutional financing (including the credit facility with Third National Bank in Nashville), and purchase money debt incurred in connection with acquisitions of businesses. The note is prepayable at the option of the Company after the second anniversary of closing, at premiums until the fifth anniversary of closing ranging from 3% to 1% of the amount prepaid, and is subject to defeasance thereafter in the event the Company deposits cash or government securities sufficient to service payments under the note. Warrants with respect to 350,877 shares of Common Stock issued in connection with such note are exercisable, at the election of the holder, through July 25, 1998, at a price per share of Common Stock of $14.25, and such shares are entitled to demand and incidental registration rights.

In October 1992, Naylor sold (the "NISI Sale") all of the common stock of Naylor Industrial Services, Inc. ("NISI"), which was engaged primarily in the provision of industrial cleaning services to refineries and chemical and petrochemical manufacturing plants. As part of the NISI sale, Naylor agreed to indemnify the purchaser, with certain exceptions and subject to specified limitations, against certain claims that may arise out of the breach by Naylor of its representations, warranties and covenants to the purchaser or from actions or omissions of Naylor prior to the NISI Sale, and further to indemnify the purchaser for certain pending or threatened litigation claims that were known to Naylor as of the date of purchase. At the time of the Company's acquisition of Naylor, Naylor maintained general liability, worker's compensation, and automobile insurance policies with an annual aggregate coverage limit of $6 million, subject to per occurrence deductibles of up to $250,000 for worker's compensation claims and up to $100,000 for general liability and automobile claims. Although such coverage was obtained by Naylor so as to be generally consistent with industry practice, there can be no assurance that any claims that arise, if successful, are or will be wholly or partially insured, or covered by financial reserves, or that such claims will not result in retroactive adjustments in Naylor's insurance premiums based on the terms of its retrospective rated policies. The Company's financial statements reflect management's estimate of the likely amounts of such remaining premiums. At March 31, 1995, Naylor had outstanding letters of credit securing future premium payments which were collateralized by cash and cash equivalents of approximately $2.8 million.

As more fully described in Note 11 of the Notes to the Company's Consolidated Financial Statements included elsewhere herein, the Company has also provided in its financial statements for the estimated amounts of liabilities that are likely to be incurred from pending litigation and claims involving Naylor. In addition, as discussed in such note, the Company is a defendant in a lawsuit alleging various misstatements and omissions relating to, among other things, costs arising from the acquisition of Insituform Group Limited, made in public disclosures by the Company. Subsequent to the Company's rejection of the initial settlement proposal tendered by plaintiffs, the Company and the plaintiffs have more recently been engaged in substantive settlement discussions. The Company is currently considering a proposal containing terms which management believes may, subject to review and authorization by the Company's board of directors and approval by the court, constitute a reasonable basis upon which to settle such litigation. If so authorized and approved, and implemented, such proposal may result in an after-tax charge against 1995 net income in the order of approximately $2 million. No provision has been made in the financial statements with respect to the assertion against the Company of any claims in this litigation or any such settlement proposals.

The Company has declined to grant its consent, as requested by Enviroq Corporation (renamed IMA Merger Sub, Inc., "Enviroq"), under the various Insituform (registered trademark) process and NuPipe (registered trademark) process license agreements with Enviroq's affiliates in connection with the agreement pursuant to which, on April 18, 1995, Enviroq was acquired by Insituform Mid-America, Inc. ("IMA"). See "Item 1. Legal Proceedings" of Part II of this report for a description of the suit filed by the Company in Tennessee Chancery Court (subsequently removed by defendants to federal district court) seeking a declaratory judgment confirming such action. The Company has agreed with Enviroq and IMA that, pending attempts by the parties to resolve their differences, through May 31, 1995 no further action will be taken in such suit, or by the Company to assert any rights under such license agreements or under the partnership agreement of Midsouth Partners, arising as a result of such acquisition without the Company's consent.

Management believes its working capital and its existing credit availability (including funds available upon implementation of the anticipated additional facility with Third National Bank in Nashville) will be adequate to meet its capital requirements for the foreseeable future.

RESULTS OF OPERATIONS - Three Months Ended March 31, 1995 Compared to Three Months Ended March 31, 1994

REVENUES. Revenues increased 30.7% to $39.8 million in 1995 from $30.5 million in 1994, primarily reflecting an increase in construction revenues, and to a lesser extent, royalties and license fees, offset by a decrease in product sales. The significant increase in construction revenues is due in part to the October 1994 acquisition of Gelco and the February 1995 acquisition of a 66% interest in Insituform France. Subsequent to their respective acquisitions, however, product sales to and royalty revenues from these entities have been eliminated from the Company's consolidated revenues. Fluctuations in currency exchange rates of the Japanese yen and British pound sterling to the United States dollar favorably impacted total revenues by approximately $0.6 million.

Construction revenues increased 49.0% to $30.2 million from $20.3 million in the same period of the prior year, with $4.8 million attributable to the recently acquired Gelco and $1.1 million attributable to Insituform France. Construction revenues also reflect increases (due primarily to favorable weather conditions in 1995) by New England of $2.7 million and by Midwest of $2.4 million, offset by decreases experienced by Permaline and Southwest of $0.8 million and $0.5 million, respectively. Fluctuations in the currency exchange rates of the British pound sterling and the Canadian dollar to the United States dollar favorably impacted construction revenues by approximately $0.1 million.

Product sales decreased 11.2% to $7.0 million in 1995 from $7.9 million in the prior year. Prior period sales included
$0.3 million in sales to the Company's newly acquired subsidiaries, Gelco and Insituform France. Decreased construction activity in Japan, due to delays in projects caused in part by the January earthquake, resulted in decreased sales of $0.6 million. The decrease in product sales was partially offset by improved sales to European licensees of $0.4 million. Fluctuations in the currency exchange rates of the Japanese yen and British pound sterling to the United States dollar, collectively, positively impacted product sales by approximately $0.3 million.

Royalties and license fees increased 13.2% to $2.6 million from $2.3 million in 1994. While gross royalties (before elimination of intercompany transactions) increased by $0.9 million due to increased construction volume by the Company and its licensees, an additional $0.7 million in intercompany royalties from wholly owned licensees ($0.3 million of which is due to newly acquired entities) resulted in a net increase of $0.2 million. License fee revenue of $0.1 million was recognized in 1995.

OPERATING COSTS AND EXPENSES. Costs of construction contracts increased 45.8% to $20.8 million from $14.2 million in the prior year, primarily attributable to the newly acquired licensees which added, collectively, $4.2 million to construction costs in 1995. Increases in construction costs at New England and Midwest of $2.2 million and $1.9 million, respectively, are reflective of the increased volume by those subsidiaries in 1995. Construction costs as a percentage of construction revenues improved to 68.7% in 1995 compared to 70.2% in 1994, principally due to margins achieved by certain of the newer subsidiaries, partially offset by lower margins in some regions of the United States, which resulted from competitive bidding conditions.

Costs of product sales decreased 6.4% to $4.6 million in 1994 from $5.0 million in 1994 as a result of the decrease in sales volume. Costs of product sales as a percentage of product sales increased to 66.4% in 1995 compared to 62.9% for the same period in 1994 due primarily to changes in the mix of products sold.

As a percentage of revenues, selling, administrative and general expenses were 22.2% in 1995 compared to 23.6% in 1994. Selling, general and administrative expenses increased 23.1% to $8.9 million compared to $7.2 million in 1994, primarily due to $1.4 million in additional costs of newly-acquired subsidiaries (including amortization of goodwill of $0.3 million) and increased costs of New England related to management transition and crew management to handle increased volume.

Strategic marketing and product development increased 8.1% to $1.5 million compared to $1.4 million in 1994, due primarily to industrial marketing efforts in the chemical and pulp and paper industries.

OTHER INCOME (EXPENSE). Other income (expense) decreased 156.7% to ($914,000) from ($356,000) in 1994. This decrease is attributable to $705,000 of additional interest incurred on debt issued to fund theacquisitions of Gelco and Insituform France coupled with the significant increase in prime rates since early 1994. Partially offsetting this decrease is an increase in investment income of $144,000 resulting from improved market interest rates and implementation of a domestic cash management program which maximizes funds available for short term investment.

TAXES ON INCOME. Taxes on income increased 38.8% to $1.2 million from $0.9 million as a result of an $0.8 million increase in income before taxes on income and an increase in the effective tax rate to 38.7% from 37.2% during the first quarter of 1994. The additional amortization of goodwill associated with the Gelco acquisition, which is not deductible for tax purposes, contributed to the increase in the first quarter tax rate.

NET INCOME. Total revenues increased by $9.4 million or 30.7% over the prior year, which was coupled with an increase in gross profit of $3.1 million or 27.6%, which was partially offset by increased operating costs of $1.8 million, or 20.6%. These factors contributed to an increase in operating income of $1.3 million, or 50.2%. An increase in other expense of $0.6 million, coupled with an increase in taxes on income of $0.3 million, resulted in an increase in income before minority interests and equity in earnings of $0.4 million, or 30.4%. As a result of the foregoing, net income for the first quarter of 1995 was $1.9 million, an increase of $0.4 million, or 30.5%, from net income of $1.5 million in the first quarter of 1994.

                        PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As previously reported by the Company, a stockholder of the Company has filed an action in the United States District Court for the Western District of Tennessee against the Company and one former and one current officer alleging various misstatements and omissions, relating to, among other things, costs arising from the acquisition of Insituform Group Limited in December 1992, in public disclosures by the Company during the period from October 28, 1992 to May 12, 1993 in violation, among other things, of Rule 10b-5.1 On April 7, 1995, the Court issued its order certifying the action as a class action on behalf of all purchasers of the Company's common stock during such time period. Subsequent to the Company's rejection of the initial settlement proposal tendered by plaintiffs, the Company and the plaintiffs have more recently been engaged in substantive settlement discussions. The Company is currently considering a proposal containing terms which management believes may, subject to review and authorization by the Company's board of directors and approval by the court, constitute a reasonable basis upon which to settle such litigation. If so authorized and approved, and implemented, such proposal may result in an after-tax charge against 1995 net income in the order of approximately $2 million.

The Company has commenced an action in Tennessee Chancery Court (which was subsequently removed by defendants to the United States District Court for the Western District of Tennessee, Western Division) against certain of its licensees, captioned Insituform North America Corp. and NuPipe, Inc. v. Insituform Southeast, Inc., NuPipe Southeast, Inc., Enviroq Corporation and Insituform Mid-America, seeking a declaratory judgment confirming its action in declining to grant its consent as requested by Enviroq, under the various Insituform (registered trademark) and NuPipe (registered trademark) license agreements with Enviroq's affiliates, in connection with the transactions contemplated by the agreement dated November 2, 1994 entered into by Enviroq with IMA. The Company has agreed with Enviroq and IMA that, pending attempts by the parties to resolve their differences, through May 31, 1995 no further action will be taken in such suit, or by the Company to assert any rights under such license agreements or under the partnership agreement of Midsouth Partners, arising as and result of the acquisition of Enviroq by IMA on April 18, 1995 without the Company's consent.


- -------------------
 1 Neil Weinberg, on behalf of himself and all others similarly situated, Plaintiffs v. Insituform Technologies, Inc., William
    C. Willis, Jr. and William A. Martin, Defendants (United States District Court for the Western District of Tennessee, Western Division).

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the attached Index to Exhibits.

    (b) During the quarter ended March 31, 1995, the Company did not file any Current Report on Form 8-K. The Company filed a Current Report on Form 8-K dated April 4, 1995 addressing, under "Item 5. Other Events." thereunder, the Company's decision not to grant its consent to Enviroq under the various Insituform (registered trademark) and NuPipe (registered trademark) license agreements with Enviroq's affiliates, in connection with the proposed acquisition of Enviroq by IMA, and the Company's standstill agreement with IMA and Enviroq through April 30, 1995. The Company filed a Current Report on Form 8-K dated April 18, 1995 describing, under "Item 5. Other Events." thereunder, the extension of the standstill agreement to postpone through April 30, 1995 the assertion by the Company of any termination rights under the various license agreements with Enviroq's affiliates, arising as a result of the consummation of the acquisition of Enviroq by IMA without the consent of the Company.
The Company filed a Current Report on Form 8-K dated April 28, 1995 addressing, under "Item 5. Other Events." the extension of the standstill arrangements through May 31, 1995. No financial statements were included with any such report.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           INSITUFORM TECHNOLOGIES, INC.




May 15, 1995               s/William A. Martin
                           ------------------------------------
                           William A. Martin
                           Senior Vice President and
                           Principal Financial and Accounting
                            Officer

                             INDEX TO EXHIBITS




27  -   Financial Data Schedule, which is
        submitted electronically to the
        Securities and Exchange Commission
        for information only and not
        filed