Form 10-Q/A
period 1995-03-31
INSITUFORM TECHNOLOGIES INC
filed 1995-07-10
CIK 353020

FORM 10-Q/A
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the Quarterly Period Ended    March 31, 1995
                                     -----------------------------
Commission File Number    #0-10786
                           -------------------------------------

                         Insituform Technologies, Inc.
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

                                AMENDMENT NO. 1

      The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, as set forth in the pages attached hereto:

Part I.     Financial Information; Item 1. Financial Statements:
            Consolidated Statements of Cash Flows

Part II. Other Information; Item 6. Exhibits and Reports on Form 8-K; (b) Reports on Form 8-K

                        PART I. - FINANCIAL INFORMATION
                        -------------------------------
                        ITEM 1. - FINANCIAL STATEMENTS
                        ------------------------------

                         INSITUFORM TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                     For the Three Months
                                                         Ended March 31,
                                                         (in thousands)
                                                     1995              1994
                                                     ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                           $ 1,919           $ 1,471
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
 USED BY OPERATING ACTIVITIES:
 Depreciation and amortization                         2,186             1,765
 Provision for losses on accounts receivable              84                67
 Undistributed earnings of affiliated companies         (181)             (149)
 (Gain) loss on disposals of property and equipment      (11)              (55)
 Minority interest                                       127               109
 Royalties paid with redeemable preferred stock            0                41
 Deferred income taxes                                   570              (346)
 Translation adjustments                                 416              (220)

CHANGES IN OPERATING ASSETS AND LIABILITIES
 (NET OF EFFECT OF BUSINESSES PURCHASED):
 Receivables                                          (2,530)           (3,074)
 Inventories                                            (702)             (642)
 Prepaid expenses and miscellaneous                     (358)             (405)
 Miscellaneous other assets                             (327)              136
 Accounts payable and accruals                        (2,255)               32
 Income taxes payable                                 (1,280)              718
                                                      ------            ------
NET CASH PROVIDED BY CONTINUING OPERATIONS            (2,342)             (552)
                                                      ------            ------
NET CASH USED BY DISCONTINUED OPERATIONS                 (43)             (244)
                                                      ------            ------
NET CASH PROVIDED BY OPERATIONS                       (2,385)             (796)
                                                      ------            ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                 (1,993)           (1,079)
 Proceeds on disposal of property and equipment          143                92
 Investments in licensees/affiliated companies           443                 0
 Patents and patent applications                        (169)             (183)
 Purchase of businesses, net of cash acquired
 (Note 3)                                             (1,431)                0
                                                      ------           -------
NET CASH USED BY INVESTING ACTIVITIES                 (3,007)           (1,170)
                                                      ------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                   38                25
 Increase in short-term borrowings                       561               291
 Net repayments of long-term debt                       (587)           (1,562)
                                                      ------            ------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           12           (1,256)
                                                      ------            ------
Effect of exchange rates changes on cash                 192                 9
                                                      ------            ------
NET DECREASE IN CASH AND CASH EQUIVALENTS FOR
 THE PERIOD                                           (5,188)           (3,203)
                                                      ------            ------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        16,635            15,662
                                                      ------            ------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $11,447           $12,459
                                                     =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOWS INFORMATION:
                                                     1995              1994
                                                     ----              ----
CASH PAID (RECEIVED) DURING THE
 THREE MONTHS ENDED MARCH 31, FOR:

 Interest                                            $1,068               $737

 Income Taxes                                         2,233                $86

NON-CASH INVESTING AND FINANCING ACTIVITIES

 Additional paid-in capital increased by a
  reduction in income taxes payable for tax
  benefit arising from exercise of stock options         $0                $17




      See accompanying summary of accounting policies and notes to consolidated financial statements.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (b)   Reports on Form 8-K

      During the quarter ended March 31, 1995, the Company filed a Current Report on Form 8-K dated January 9, 1995 reporting, under "Item 2. Acquisition or Disposition of Assets", the Registrant's determination to abandon previously announced efforts to find a purchaser for certain discontinued operations. The following financial statements were included with such report:

Unaudited Pro Forma Condensed Consolidated
 Financial Information of Insituform
 Technologies, Inc.:

      Introduction to Unaudited Pro
       Forma Condensed Financial
       Information

      Unaudited Pro Forma Condensed
       Consolidated Balance Sheet,
       September 30, 1994

      Notes to Unaudited Pro Forma
       Condensed Consolidated Balance
       Sheet


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


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                             INSITUFORM TECHNOLOGIES, INC.




July 10, 1995                s/William A. Martin
                             ------------------------------------
                             William A. Martin
                             Senior Vice President and
                             Principal Financial and Accounting
                              Officer

corp\ina\forms\10q-amd.695