Form 10-Q
period 1995-09-30
INSITUFORM TECHNOLOGIES INC
filed 1995-11-14
CIK 353020

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended    September 30, 1995
                               -----------------------------
Commission File Number    #0-10786
                       -------------------------------------

                  Insituform Technologies, Inc.
------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

       Delaware                         13-3032158
------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)       Identification No.)

 1770 Kirby Parkway, Suite 300, Memphis, Tennessee 38138
------------------------------------------------------------
            (Address of Principal Executive Offices)

                         (901) 759-7473
------------------------------------------------------------
       (Registrant's telephone number including area code)


------------------------------------------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X          No
                          ---           ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                 Outstanding at October 25, 1995
---------------------     ----------------------------------
Class A, Common Stock,              27,102,170 Shares
$.01 par value

                              INDEX


Part I    Financial Information:

          Item 1. Financial Statements:

                  Consolidated Balance Sheets. . . . . . . . . .3

                  Consolidated Statements of Income. . . . . . .5

                  Consolidated Statements of Cash Flows. . . . .6

                  Notes to Consolidated Financial
                    Statements . . . . . . . . . . . . . . . . .8

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations . . . . . . . . . . . . . . . . . 16

Part II   Other Information and Signatures:

          Item 1. Legal Proceedings. . . . . . . . . . . . . . 25

          Item 4. Submission of Matters to a Vote
                   of Security Holders . . . . . . . . . . . . 26

          Item 6. Exhibits and Reports on Form 8-K . . . . . . 27

          Signatures . . . . . . . . . . . . . . . . . . . . . 29

Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . 30

                 PART I. - FINANCIAL INFORMATION
                 ITEM 1. - FINANCIAL STATEMENTS

                  INSITUFORM TECHNOLOGIES, INC.
                   CONSOLIDATED BALANCE SHEETS


                                   September      December
                                    30, 1995      31, 1994
                                   -----------    ---------
                                    (Unaudited)
                                          (in thousands)
Assets
------
Current
-------
Cash and cash equivalents, restricted
     $1,344 and $3,836                  $14,322        $16,635
Investments in securities                     1          1,107
Receivables (Note 4)                     36,116         35,243
Costs and estimated earnings in excess
     of billings                          8,441          6,422
Inventories (Note 5)                      9,581          7,029
Deferred income taxes                     2,059          2,807
Prepaid expenses and miscellaneous
     (Note 12)                            5,688          2,496
                                        -------        -------
Total current assets                     76,208         71,739
                                        -------        -------
Property and equipment, less
     accumulated depreciation and
     amortization (Note 6)               30,413         29,809
                                        -------        -------
Other assets
------------
Investments in licensees and
    affiliated companies (Note 2)         2,080          2,033
Patents and patent applications, less
    accumulated amortization of $2,147
    and $1,909                            5,864          5,606
Cost in excess of net assets of
    businesses acquired less
    accumulated amortization of $5,585
    and $3,838 (Notes 2 and 3)           49,683         49,995
Deferred income taxes                     1,359          1,417
Miscellaneous                             3,146          1,895
                                        -------        -------
Total other assets                       62,132         60,946
                                        -------        -------
                                        $168,753       $162,494
                                        ========       ========




See accompanying summary of accounting policies and notes to consolidated financial statements.

                  INSITUFORM TECHNOLOGIES, INC.
                   CONSOLIDATED BALANCE SHEETS


                                   September      December
                                    30, 1995      31, 1994
                                   ----------     ---------
                                    (Unaudited)
                                   (in thousands, except share amounts)
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities
-------------------
Notes payable to banks                  $   158        $   277
Accounts payable and accruals
 (Note 8)                                20,057         22,760
Income taxes payable (Note 9)             2,068          3,801
Deferred income taxes                       548            524
Current maturities of long-term
   debt (Note 10)                         6,364         11,572
                                        -------        -------
Total current liabilities                29,195         38,934
Long-term debt, less current
   maturities (Note 10)
---------------------------              52,900         47,347
Deferred income taxes
---------------------                     1,130            937
                                        -------        -------
Total liabilities                        83,225         87,218
                                        -------        -------
Commitments and contingencies
   (Notes 10, 11 and 12)
-----------------------------
Minority interests
------------------                       2,510           1,352
                                        -------        -------
Stockholders' equity
--------------------
     Preferred stock, $.10 par -
       shares authorized 2,000,000;
       none outstanding                      0               0
     Common stock, $.01 par - shares
       authorized 25,000,000; shares
       outstanding 14,651,179 and
       14,346,005 (Note 12)                146             143
     Additional paid-in capital         48,412          44,937
     Retained earnings (Note 10)        39,185          33,300
                                        ------         -------
                                        87,743          78,380
     Cumulative foreign currency
       translation adjustments          (1,101)         (1,270)
     Unrealized holding gains on
       investments available-for-sale
       (Note 2)                              0             438
     Notes receivable from affiliates
       (Note 7)                         (3,624)         (3,624)
                                        ------         -------
Total stockholders' equity              83,018          73,924
                                        ------         -------
                                       $168,753        $162,494
                                       ========        ========

See accompanying summary of accounting policies and notes to consolidated financial statements.

                  INSITUFORM TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                              For the Three MonthsFor the Nine Months
                              Ended September 30, Ended September 30,
                              1995      1994      1995      1994
                              ----      ----      ----      ----
                              (in thousands, except per share amounts)
Revenues:
   Net sales                  $ 6,019   $ 7,555   $19,184   $21,866
   Royalties and license fees   3,029     2,940     8,790     8,277
   Construction contracts      33,606    30,452    98,126    73,087
                              -------   -------   -------   -------
Total revenues                 42,654    40,947   126,100   103,230

Operating costs and expenses:
   Cost of sales                2,658     4,144    11,122    12,780
   Royalty expense (Note 10)      188        27       294       116
   Cost of construction contracts 25,240 21,708    69,913    52,379
   Selling, administrative and
    general                     8,193     7,278    25,447    20,725
   Strategic marketing and
     product development        1,377     1,567     4,692     4,532
                              -------   -------   -------   -------
Total operating costs and
  expenses                     37,656    34,724   111,468    90,532
                              -------   -------   -------   -------
Operating income                4,998     6,223    14,632    12,698
Other income (expense)
  Litigation settlement (Note 11)      0      0    (3,598)      0
  Realized gain on disposal of
   investment (Note 2)              0         0       755       0
   Other expense                 (230)     (490)   (2,170)   (1,343)
                              -------   -------   -------   -------
Total other expense              (230)     (490)   (5,013)   (1,343)
                              -------   -------   -------   -------
Income before taxes on income   4,768     5,733     9,619    11,355
Taxes on income (Note 9)        1,849     2,157     3,760     4,192
                              -------   -------   -------   -------
Income before minority interests
  and equity in earnings of
  affiliated companies          2,919     3,576     5,859     7,163
Minority interests               (159)     (130)     (419)     (346)
Equity in earnings of
  affiliated companies            131       173       446       445
                              -------   -------   -------   -------
Net income                    $ 2,891   $ 3,619   $ 5,886   $ 7,262
                              =======   =======   =======   =======
Earnings per share of common
  stock and common stock
  equivalents (Note 2):
    Net income                $  0.20   $  0.25   $  0.41   $  0.50
                              =======   =======   =======   =======
    Weighted average common
     and common equivalent
     shares outstanding       14,655     14,412    14,522    14,411
                              =======   =======   =======   =======


See accompanying summary of accounting policies and notes to consolidated financial statements.

                  INSITUFORM TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                    For the Nine Months
                                                    Ended September 30,
                                                      1995       1994
                                                      ----       ----
                                                       (in thousands)
Cash flows from operating activities
------------------------------------
Income from continuing activities                     $5,886$7,262
Adjustments to reconcile net income to cash
  used by operating activities:
  Depreciation and amortization                        7,486  6,164
  Provision for losses on accounts receivable            (99)   140
  Undistributed earnings of affiliated companies        (446)  (445)
  Loss on disposals of property and equipment            150    300
  Gain on disposals of investments                      (772)     0
  Minority interest                                      419    346
  Royalties paid with redeemable preferred stock           0     71
  Deferred income taxes                                  593     17
  Translation adjustments                                169   (316)
Changes in operating assets and liabilities (net
 of effect of businesses purchased):
  Receivables                                        (1,361)(10,075)
  Inventories                                        (2,423)   (603)
  Prepaid expenses and miscellaneous                 (3,182)     49
  Miscellaneous other assets                           (636)    117
  Accounts payable and accruals                      (2,971)  4,182
  Income taxes payable                               (1,754)  3,645
                                                    -------   -----
Net cash provided by continuing                       1,059  10,854
  operations                                        -------   -----
Net cash used by discontinued operations               (178)   (678)
                                                    -------   -----
Net cash provided by operations                         881  10,176
                                                    -------   -----
Cash flows from investing activities:
------------------------------------
  Capital expenditures                              (5,169) (5,672)
  Proceeds on disposal of property and equipment       365     641
  Proceeds on disposal of investment securities      1,155     0
  Investments in licensees/affiliated companies        426     365
  Patents and patent applications                     (488)   (529)
  Purchase of business, net of cash acquired
   (Note 3)                                         (1,431)      0
                                                    -------   -----
Net cash used by investing activities               (5,142) (5,195)
                                                    -------   -----
Cash flows from financing activities:
------------------------------------
  Proceeds from issuance of common stock             2,868       9
  Increase in short-term borrowings                   (123)   (390)
  Net repayments of long-term debt                    (708) (4,424)
  Dividends paid by subsidiary to
   minority interests                                 (156)   (149)
                                                    ------   -----
Net cash provided (used) by financing activities     1,881  (4,954)
                                                    ------   -----
                           (continued)

See accompanying summary of accounting policies and notes to consolidated financial statements.

                  INSITUFORM TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

Effect of exchange rates changes on cash                67     262
                                                   -------   -----
Net increase in cash and cash
  equivalents for the period                         2,313     289
                                                   -------   -----
Cash and cash equivalents, beginning of period      16,635  15,662
                                                   -------  ------
Cash and cash equivalents, end of period           $14,322 $15,951
                                                   ======= =======


Supplemental disclosures of cash flows information:
--------------------------------------------------

                                                For the Nine Months
                                                Ended September 30,
                                                1995         1994
                                                ----         ----
                                                  (in thousands)

Cash paid (received) during nine months ended
--------------------------------------------
 September 30, for:
 -----------------
     Interest                                   $2,930       $2,211
     Income Taxes                                4,291         (275)

Non-cash investing and financing activities
-------------------------------------------
     Additional paid-in capital increased by a
      reduction in income taxes payable for tax
      benefit arising from exercise of stock
      options                                   $  610       $   25
     Common stock issued in connection with
      purchase of business (Note 3)                  0        1,000
     Deferred consideration in connection with
      royalty termination agreement (Note 12)    1,000            0

See accompanying summary of accounting policies and notes to consolidated financial statements.

                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                       September 30, 1995


1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 (unaudited) and the unaudited results of operations and cash flows for the nine months ended September 30, 1995 and 1994. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 1994 Annual Report on Form 10-K.

    Reclassifications of prior period amounts have been made to conform with current period presentation.

    The results of operations for the nine months ended September
    30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, including a 51% owned subsidiary, Insituform Linings Plc, a United Kingdom company, and a two-thirds owned subsidiary, Insituform France S.A. All material intercompany balances, transactions, and stockholdings are eliminated.

    The net assets of businesses purchased are recorded at their fair value at the acquisition date and the financial statements include their operations only from that date. Any excess of acquisition costs over the fair value of net assets acquired is included in the balance sheet as "Costs in excess of net assets of businesses acquired."

    The Company classifies investments in equity securities that have readily determinable fair values and all investments in debt securities as available-for-sale. These investments are reported at fair value, with unrealized gains and loss excluded from earnings and reported in a separate component of stockholders' equity. In April 1995, the Company realized a gain on the disposal of its investment in Enviroq Corporation (renamed IMA Merger Sub, Inc.; "Enviroq") of approximately
    $0.8 million, as a result of the acquisition (the "Enviroq Acquisition") of the pipeline rehabilitation business of Enviroq by Insituform Mid-America, Inc. ("IMA").

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

3. On October 21, 1994, the Company acquired all of the outstanding common stock of Gelco Services, Inc., Gelco NuPipe, Inc., GelTech Constructors, Inc. and Mar-Tech Insituform Ltd. (collectively the "Gelco companies"), the Company's licensees of the Insituform (registered trademark) and NuPipe (registered trademark) processes in Oregon, Washington, Idaho, Alaska, Hawaii, Guam, northern California and northern Nevada, portions of Montana and British Columbia. In addition, the Company acquired related assets of an affiliated company. The purchase price of $18,000,000 was paid $9,000,000 in cash, together with promissory notes aggregating $9,000,000 due on the first and second anniversaries of the closing date. In addition, the Company issued promissory notes aggregating $2,850,000, representing net current liabilities (as defined) of the acquired Gelco companies to related parties and a portion of working capital at closing.

    The following table presents summarized consolidated unaudited pro forma results of operations for the three and nine months ended September 30, 1994 as if the acquisition of the Gelco companies had occurred at the beginning of the year. These pro forma results are provided for comparative purposes only and do not purport to be indicative of the results which would have been obtained if these acquisitions had been effected on the date indicated or which may be obtained in the future (in thousands):

                                Three                 Nine
                              Months Ended         Months Ended
                            September 30, 1994   September 30, 1994
    Total revenues               $47,444              $118,921

    Income from continuing
     operations                  $ 4,388              $  8,149

    Income from continuing
     operations per common
     and common equivalent
     share                       $0.31                $0.57

    On February 16, 1995, the Company acquired two-thirds of the common stock of Insituform France S.A., a newly-formed subsidiary of its former French licensee, for FF7,400,000 (U.S.$1,431,000). The purchase price was funded by the Company's debt facility with Third National Bank in Nashville (see Note 10).

4.  Receivables consist of the following (in thousands):

                            September 30, 1995    December 31, 1994
    Trade, less allowance
     for possible losses of
     $540 and $638             $28,419               $29,002

    Retainage under con-
     struction contracts         6,188                 6,167

    Refundable income taxes      1,509                    74
                               -------               -------
                               $36,116               $35,243
                               =======               =======


5.  Inventories are valued at the lower of cost or market.
    Maintenance and office supplies are not inventoried.
    Inventories are summarized as follows (in thousands):

                            September 30, 1995  December 31, 1994
                            ------------------  -----------------
    Finished goods              $415                $765

    Work-in-process              678                 418

    Construction materials     5,035               3,153

    Raw materials              3,453               2,693
                                -----               -----
                               $9,581              $7,029

6. Property and equipment consists of the following (in thousands):

                               September 30, 1995 December 31, 1994
                               ------------------ -----------------
    Land and land improvements     $1,201            $ 1,249

    Buildings and improvements      8,088              7,887

    Machinery and equipment        32,899             28,544

    Furniture and fixtures          4,465              3,969

    Autos and trucks                3,304              3,026

    Construction in progress        2,036              1,809
                                   -------           --------
                                    51,993             46,484

    Less: accumulated depreciation (21,580)           (16,675)
                                   -------            -------
                                   $30,413            $29,809
                                   =======            =======

7. On July 3, 1992, Ringwood Limited ("Ringwood"), Parkwood Limited ("Parkwood"), and Douglas Chick and Brian Chandler entered into an agreement whereby Messrs. Chick and Chandler and Ringwood executed a secured non-recourse promissory note in the amount of $3,624,000 which bears interest at Citibank's prime rate plus 2-1/2% and originally was due July 3, 1995.
    As security for the note, Ringwood and Messrs. Chick and Chandler have pledged to the Company 255,801 shares of the Company's stock beneficially owned by them. Parkwood, Ringwood and Messrs. Chandler and Chick are principal stockholders of the Company, and Messrs. Chandler and Chick are directors of the Company. On May 21, 1995, the Company extended the maturity date of the note to July 3, 1996 pursuant to prior authorization by its Board of Directors.

8. On December 30, 1993, the Company adopted a plan to discontinue the operations of its division engaged in the off-site rehabilitation of downhole tubulars for the oil and gas industry. The Company was unable to sell the business during 1994. As a result, the Company decided to liquidate the division's assets, and during the fourth quarter of 1994 recorded a provision to write down the assets to their estimated liquidation values and accrue the estimated costs of closing the operation. As of September 30, 1995, all assets related to discontinued operations had been written off and/or liquidated leaving a reserve for estimated remaining costs of $322,000 in accounts payable and accruals.

9. Provision for federal and state income taxes in the consolidated statements of income are made up of the following components (in thousands) for the nine months ended September
    30, 1995 and 1994, respectively:

                                                September 30,
                                              1995       1994
                                              ----       ----
               Current:
                   Federal                  $1,503     $2,522
                   Foreign                   1,462      1,295
                   State                       202        358
                                             -----      -----
                                             3,167      4,175
                                             -----      -----
               Deferred:
                   Federal                    $485      $(158)
                   Foreign                     108        175
                   State                         -          -
                                             -----      -----
                                               593         17
                                             -----      -----
               Total taxes on income        $3,760     $4,192
                                            ======     ======

The effective tax rate on income before taxes for the nine months ended September 30, 1995 and 1994 was different than the United States ("U.S.") federal statutory tax rate. The following summary reconciles taxes at the U.S. federal statutory tax rate with the actual taxes (in thousands) and the effective rate:

                                                1995                1994
                                           Amount  Percent Amount  Percent
                                           ------  ------- ------  -------

          Taxes on income at U.S.
          federal statutory rate         $3,270    34.0%   $3,860  34.0%

          Increase (decrease) in taxes
          resulting from:

          State income taxes, net of
          federal income tax benefit        133      1.4      212   1.9

          Effect of foreign income
          taxed at foreign rates              7      0.1       38   0.3

          Tax amortization of
           intangibles                    (453)     (4.7)    (492) (4.3)

          Tax benefit not currently
          recognizable on losses of
          subsidiaries                      292       3.0      10  70.9

          Utilization of net operating
          losses and other carryforwards      -       -      (191)(1.7)

          Amortization of goodwill, not
          allowed for tax purposes          401       4.2     418  3.7

          Other items                       110       1.1     240  2.1
                                          -----    -----    ----------
    Total taxes on income                $3,760    39.1%   $4,19236.9%
                                         ======    =====    ==========

10. At September 30, 1995, the Company had outstanding borrowings of $35.5 million under its credit agreement with SunTrust Bank, Nashville, National Association (formerly, Third National Bank in Nashville; "STB") entered into in July 1993, which initially provided for advances of up to $30 million and was amended in August 1994 to provide for an additional $12 million so as to aggregate $42 million. On June 7, 1995, the Company further amended and restated the facility providing for additional credit, available for two years on a revolving basis, in the amount, together with the existing facility, aggregating up to $50 million, the additional amounts to be utilized for working capital and expansion of the Company's business. See Note 12 regarding the replacement of such amended facility during the third quarter. The amended facility at September 30, 1995 provided that all new advances, together with all existing indebtedness, would be due in June 2000, subject to earlier installments after June 1997 based on a five-year amortization schedule for the existing and additional indebtedness. Under the arrangements at September 30, 1995, interest on all existing and additional indebtedness would be payable quarterly at a rate selected monthly by the Company as either the bank's prime rate, plus a margin up to .25% in the event certain financial ratios are not maintained, or a 30-day adjusted LIBOR rate, plus a margin ranging from 1.75% to 2.25%, depending on maintenance of certain financial ratios. The facility obligated the Company to comply with certain financial ratios and restrictive covenants that, among other things, limited the ability of the Company and its subsidiaries to incur further indebtedness, pay dividends, make loans and encumber their properties, and required guarantees of certain domestic subsidiaries.

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

    The Company's subsidiaries, IGL Canada Limited, Insituform Permaline Limited, Insituform France S.A., and Insituform Japan KK, also maintain certain revolving line of credit facilities. The aggregate amount outstanding under these facilities was $158,000 at September 30, 1995.

    As of December 31, 1994, the former stockholders of NuPipe, Inc. were entitled to receive 35% of the royalty income collected by the Company in connection with the NuPipe technology acquired by the Company in 1988. In March 1995, the Company exercised an option, granted in October 1994, to acquire such parties' interest in such payments in exchange for issuance of the Company's promissory notes aggregating $1,000,000. The notes are payable in quarterly installments over three years and bear interest at 5.4% per annum.

11. On May 23, 1995, the Company, notwithstanding its belief that it has defenses to plaintiff's claim that are well grounded in fact and law, entered into a memorandum of understanding to settle the previously disclosed stockholder class action against the Company in the United States District Court for the Western District of Tennessee (Neil Weinberg, on behalf of himself and all others similarly situated, Plaintiffs, v. Insituform Technologies, Inc., et al., Defendants), alleging various misstatements and omissions relating to, among other things, acquisition and restructuring costs arising from the acquisition of Insituform Group Limited in December 1992, in public disclosures by the Company during the period from October 28, 1992 to May 12, 1993 in violation, among other things, of Rule 10b-5. Under the settlement, which has been evidenced by a stipulation of settlement and remains subject to court approval and other customary conditions, the Company would make a cash payment to class members in the amount of $3.2 million (which the Company has deposited into escrow) and issue to class members 30,000 shares of the Company's class A common stock, $.01 par value ("ITI Common Stock"), which resulted in an after-tax charge against 1995 second quarter net income of approximately $2.2 million.

    In November 1995, following completion of the transaction with IMA, the Company's action against IMA and Enviroq resulting from IMA's acquisition of the pipeline rehabilitation business of Enviroq without the Company's consent under its Insituform(R) and NuPipe(R) licenses with Enviroq's affiliates was dismissed at the Company's direction.

    Prior to its acquisition by the Company, Naylor Industries, Inc. ("Naylor") sold all of the common stock of Naylor Industrial Services, Inc. ("NISI"), which provided industrial cleaning services to refineries and chemical and petrochemical manufacturing plants. As part of such sale, Naylor agreed to indemnify the purchaser for certain pending or threatened litigation claims that were known to Naylor as of the date of sale. Among other matters, NISI was one of approximately 181 defendants in approximately 3,029 plaintiff cases, collectively known as the Lone Star Steel litigation, pending in Morris County, Texas, in which plaintiffs allege unspecified damages against defendants, who supplied services or products to Lone Star Steel over a period in excess of 40 years, arising from the alleged exposure of Lone Star's workers to toxic and hazardous circumstances. The Company has been advised that NISI utilized non-toxic detergents in performing its cleaning services during an eight-year period ending in 1987. Naylor's position has been that there is no substantial medical evidence connecting NISI to plaintiffs' alleged injuries. In August 1995, the court entered an order that dismissed the lawsuit against NISI without prejudice as a consequence of plaintiffs' failure to connect NISI to such injuries.

    Naylor, among approximately 210 other parties, was served with a third party complaint by McDermott, Inc. ("McDermott") in a class action filed by more than 1,200 plaintiffs (on behalf of a potential class of over 8,000 plaintiffs) against 84 defendants, including McDermott. Plaintiffs seek damages resulting from alleged exposure to an escape of hazardous substances from an oil reclamation facility. McDermott's third party complaints seek, among other things, clean-up costs under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and tort contribution and indemnity. By court order, all defendants and third party defendants were deemed to have cross-claimed and counter-claimed against the others for contribution under CERCLA. Naylor has entered into a settlement agreement which, subject to court approval, would settle all claims for personal injuries, property diminution, mental anguish and other injuries which were asserted or which could have been asserted against Naylor, for the amount of $50,000. Naylor also has settled the claims asserted under CERCLA for $15,000, and the CERCLA plaintiffs have agreed to indemnify and hold Naylor harmless against outstanding counterclaims and crossclaims with respect to remediation expenses.

    The financial statements include the estimated amounts of liabilities that are likely to be incurred from various other pending Naylor litigation and claims.

    The Company is involved in certain additional litigation incidental to the conduct of its business. In the Company's opinion, none of these proceedings will have a material adverse effect on the Company's financial position or results of operations.

12. On October 25, 1995, the Company completed the acquisition of Insituform Mid-America, Inc. ("IMA"), pursuant to the provisions in the previously reported Agreement and Plan of Merger dated as of May 23, 1995 (the "Merger Agreement") among the Company, ITI Acquisition Corp., a wholly-owned subsidiary of the Company ("ITI Sub"), and IMA. In accordance with the terms of the merger (the "Merger") of ITI Sub with and into IMA provided for under the Merger Agreement, IMA became a wholly-owned subsidiary of ITI.

    Pursuant to the Merger, at the Effective Time (as defined by the Merger Agreement) the holders of class A common stock, $.01 par value (the "IMA Class A Common Stock"), of IMA became entitled to receive 1.15 shares of ITI Common Stock for each share of IMA Class A Common Stock held. Holders of class B common stock, $.01 par value, of IMA converted their shares into IMA Class A Common Stock on a share for share basis in connection with the transaction.

    At the Effective Time, the certificate of incorporation of the Company was amended to increase the number of authorized shares of ITI Common Stock from 25,000,000 shares to 40,000,000 shares, and otherwise to comply with the Merger Agreement.

    At September 30, 1995, the Company deferred approximately $1.6 million of expenses incurred through such date, related to the transaction, which will be expensed in the fourth quarter. The Company anticipates that the total amount of expenses associated with the merger, exclusive of reorganization provisions, related to the transaction (including amounts deferred through September 30, 1995) will be approximately $6.5 million, $3.8 million of which would be incurred by it and $2.7 million of which would be incurred by IMA. The Company also estimates restructuring provisions of $7.0 million, which are expected to be charged to operations primarily in the fourth quarter and in the months following consummation of the Merger.

    The pro forma results of operations which follow assume that the transaction had occurred at the beginning of each of the periods presented. The pro forma results retroactively combine the historical results of operations of the two companies; however, the pro forma amounts do not include adjustments for the estimated amount of expenses to be incurred related to the Merger and subsequent restructuring:

                         (All amounts, except per share data, in thousands)
                                   Three Months             Nine Months
                                 Ended September 30,   Ended September 30,
                                1995         1994      1995        1994
                                 ----        ----      ----        ----

          Total Revenues      $69,862      $59,575    $201,780   $153,980
          Net Income            4,392        4,926       9,955     11,201
          Earnings Per Share      .16          .18         .36        .41


Also, on October 25, 1995, the Company entered into a Credit Agreement dated such date (the "Credit Agreement") with STB as agent, and a group of participating lenders (the "Lenders"), which provides for advances by the Lenders through October 1997 on a revolving basis aggregating up to $105 million (including a $5 million standby letter of credit facility). Of such amount, approximately $36 million was applied to refinance the prior existing debt of the Company to STB (see Note 10), approximately

$14.5 million to IMA's existing term loan and approximately
$15.9 million to short-term debt of IMA under credit lines replaced with the new facility. Additional advances will be available for the expansion of the Company's business and for general corporate purposes.

Indebtedness pursuant to the Credit Agreement matures five years after closing, with installments based on a five-year amortization schedule, commencing December 31, 1997. Interest on indebtedness under the Credit Agreement is payable at a rate per annum selected by the Company as either STB's prime rate, plus a margin up to 0.25% in the event certain financial ratios are not maintained, or an adjusted LIBOR rate, plus a margin ranging from 1.00% to 1.75%, depending on the maintenance of certain financial ratios. Up to $5 million under the Credit Agreement may be borrowed from STB pursuant to a swing-line facility, and would accrue interest at a rate per annum equal to 0.5% below STB's prime rate. The Credit Agreement obligates the Company to comply with certain financial ratios and restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to incur further indebtedness, pay dividends, make loans and encumber any properties, and requires guarantees of certain domestic subsidiaries.

In October 1995, the Company's indirect, wholly-owned subsidiary, IGL Canada Limited, entered into a letter of intent to sell its multi-service, open cut sewer and water pipeline construction and rehabilitation operations to certain members of its management, for a purchase price equal to the book value at closing of the assets sold (approximately $1.3 million at September 30, 1995, exclusive of inventory, which would be included in the sale at cost calculated at closing). Such transaction contemplates payment by IGL Canada to the purchasers of (i) $375,000, to provide working capital for such business, and (ii) an amount to be determined to assume warranty work to be performed after closing. Such transaction remains subject to definitive documentation among the parties.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying consolidated financial statements.

General

The Company's revenues include product sales of materials and equipment to licensees, construction revenues from trenchless installation and non-trenchless contracting activities and royalty income and initial license fees received from licensees for the use of the Company's trenchless rehabilitation processes. Product sales consist primarily of sales of Insitutubes (registered trademark) and NuPipe (registered trademark) to licensees. Construction contract revenue is generated by the Company's wholly-owned contracting subsidiaries which, through the third quarter of 1995, consisted primarily of Insituform Southwest ("Southwest"), Insituform of New England, Inc. ("New England"), Insituform Gulf South, Inc. ("Gulf South"), Gelco Services, Inc. ("Gelco"), IGL Canada Limited ("IGL Canada"), Insituform Permaline Limited ("Permaline"), Insituform Midwest, Inc. ("Midwest"), Insituform Overseas Limited ("IOL"), NuPipe Limited, and Insituform France S.A. ("Insituform France"). Royalties and license fees are generated by the Company's 33 unaffiliated Insituform licensees and sub-licensees and its ten unaffiliated NuPipe licensees.

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

On October 25, 1995 (the "Effective Time"), Insituform Mid-America, Inc. ("IMA") became a wholly-owned subsidiary of the Company pursuant to the merger (the "Merger") into IMA of a wholly-owned subsidiary of the Company formed for that purpose, as contemplated pursuant to the provisions of the previously reported Agreement and Plan of Merger dated as of May 23, 1995 (the "Merger" Agreement") among the Company, ITI Acquisition Corp. ("ITI Sub"), and IMA.
IMA, together with its subsidiaries, is licensed by the Company to provide the Insituform(R) technology in all or a portion of 22 states, Puerto Rico and the U.S. Virgin Islands. IMA also exercises the exclusive rights in substantially all of North America to the PALTEM(R) system and certain other products under a license from Ashimori Industry Co. Ltd., and owns the worldwide rights to the TiteLiner(R) process used primarily to protect or restore pipes affected by abrasion or corrosion. Through its Affholder, Inc. subsidiary, IMA is engaged in trenchless tunnelling used in the installation of new underground services.

Beginning with its financial statements with respect to periods covering the Effective Time, the Merger will be accounted for as a pooling-of-interests, on the basis of year ending December 31. Under the pooling-of-interests method of accounting the historical financial statements of the combining companies are retroactively combined (after adjustments to eliminate intercompany balances and transactions, and to conform accounting methods) as if the companies had always operated as a single entity. See Note 12 of the Notes to Consolidated Financial Statements included elsewhere herein, and "Results of Operations - Pro Forma Combined Operations" for certain pro forma financial information giving effect to the Merger as if it had been effected at the beginning of the periods presented.

See "Liquidity and Capital Resources" below for information concerning the proposed disposition of IGL Canada's non-trenchless business. During the nine months ended September 30, 1995, such operations generated revenues of $8.3 million, resulting in an operating loss of $0.1 million, compared to revenues of $10.7 million, resulting in operating income of $0.7 million, during the nine months ended September 30, 1994. During the years ended December 31, 1994, 1993 and 1992, such operations generated revenues of $14.0 million, $14.1 million and $23.5 million, respectively, resulting in operating income of, respectively, $0.8 million, $1.1 million and $2.5 million.

Fluctuations in the exchange rates between the United States dollar and the currencies of other countries in which the Company operates or has licensees may have an impact on the Company's consolidated results during the relevant reporting period. See "Results of Operations" below. The Company intends to manage any such foreign currency exposure, in the context of discrete commercial transactions and, when appropriate, to offset such exposure in whole or in part by entering into foreign currency forward contracts, in order to reduce the impact of such fluctuations on results of operations. The Company does not anticipate that the circumstances in which such hedging activity would be appropriate will have a material effect on the Company's liquidity.

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

Liquidity and Capital Resources

At September 30, 1995, the Company had $14.3 million in cash, U.S. Treasury bills, and short-term investments, as compared to $16.6 million at December 31, 1994. Cash and cash equivalents decreased $2.3 million as a result of cash used for capital expenditures of $5.2 million, partially offset by $2.9 million in proceeds received upon the exercise of outstanding stock options. The Company's working capital ratio was 2.6-to-1 at September 30, 1995, representing an increase from 1.8-to-1 at December 31, 1994.

Operations provided cash of $0.8 million during the nine months ended September 30, 1995, compared to cash provided by operations of $10.2 million during the same period in the prior year. This reduction was primarily attributable to a litigation settlement(see
Note 11 of the Notes to Consolidated Financial Statements included elsewhere herein), reductions in accounts payable, income tax payments, and increases in prepaid expenses and miscellaneous assets from the respective December 31, 1994 balances. These additional uses of cash were partially offset by increased depreciation and amortization and a smaller increase in receivables as compared with the nine months ended September 30, 1994. Additional federal and state income tax payments were made by the Company in March and June 1995 as a result of greater 1994 United States taxable income as compared with that generated for the 1993 tax year. Further, in the first quarter of 1995, the Company made its 1994 profit sharing plan contribution and bonus payments. Prepaid expenses and miscellaneous assets increased at September 30, 1995 primarily due to the deferral of expenses related to the pending transaction with IMA of approximately $1.6 million.

Receivables, which include amounts unbilled and retainage receivables under construction contracts, increased $2.8 million during the nine months ended September 30, 1995. During the first nine months of 1995, trade receivables decreased $0.7 million from product sales in the United States, Japan, and to a lesser extent in the United Kingdom, while retainage receivables remained virtually the same during the first nine months of 1995. The collection cycle for construction receivables is generally longer than for the Company's other operations due to provisions for retainage, often 5% to 10% of the contract amount, as well as the slow internal review processes often employed by the construction subsidiaries' municipal customers. Retainage receivables are generally received within 60 to 90 days after the completion of a contract.

In February 1995, the Company acquired two-thirds of the stock of Insituform France for the sum of approximately $1.4 million, which was funded with proceeds from the Company's credit facility. In addition, in 1995 the Company recorded proceeds in the amount of approximately $1.2 million on the disposal of its investment in Enviroq Corporation (renamed IMA Merger Sub, Inc.; "Enviroq") resulting in a realized gain of approximately $0.8 million. On October 25, 1995, the Company completed its acquisition of IMA, in connection with which holders of the class A common stock, $.01 par value (the "IMA Class A Common Stock"), of IMA became entitled to receive 1.15 shares of the class A common stock, $.01 par value

(the "ITI Common Stock"), of the Company for each share of IMA Class A Common Stock held, subsequent to the conversion, in accordance with its terms, of each share of the class B common stock, $.01 par value, of IMA into one share of IMA Class A Common Stock. As a result, the Company issued an aggregate of approximately 12,450,900 shares of ITI Common Stock in exchange for the outstanding shares of IMA Class A Common Stock.

In view of the start-up nature of operations conducted by the Company under the UltraPipe (registered trademark) name, management of the Company is considering alternatives to continued maintenance of facilities maintained in Everman, Texas, including consolidation with IMA's larger corrosion and abrasion protection activities. In addition, the Company will consider the possible relocation of IMA's planned manufacturing processes, including production of materials in connection with the PALTEM(R) technologies, to the Company's present facility in Batesville, Mississippi. In October 1995, the Company's indirect, wholly-owned subsidiary, IGL Canada, entered into a letter of intent with respect to a potential sale of the assets utilized in its multi-service, open-cut sewer and water pipeline construction and rehabilitation operations to certain members of management of IGL Canada, for a purchase price equal to the book value at closing of the assets sold (approximately
$1.3 million at September 30, 1995, exclusive of inventory, which would be included in the sale at cost calculated at closing). Such transaction contemplates payment by IGL Canada to the purchasers of
(i) $375,000, to provide working capital for such business, and
(ii) an amount to be determined to assume warranty work to be performed after closing. Such transaction remains subject to definitive documentation among the parties, and there can be no assurance that any such transaction will be consummated.

Financing activities provided $1.9 million in cash during the first nine months of 1995, primarily reflecting proceeds from issuance of common stock upon option exercise and borrowings to finance the acquisition of the Company's interest in Insituform France, offset by scheduled repayments of long-term debt.

At September 30, 1995, the Company had outstanding borrowings of $35.5 million under its credit agreement with SunTrust Bank, Nashville, National Association (formerly, Third National Bank in Nashville; "STB") entered into in July 1993. See Note 10 of the Notes to Consolidated Financial Statements included elsewhere herein for a description of such facility.

On October 25, 1995, the Company entered into a Credit Agreement dated such date (the "Credit Agreement") with STB, as agent, and a group of participating lenders (the "Lenders"), which provides for advances by the Lenders through October 1997 on a revolving basis aggregating up to $105 million (including a $5 million standby letter of credit facility). Of such amount, approximately
$36 million was applied to refinance the prior existing debt of the Company to STB and approximately $14.5 million to IMA's prior existing term loan and approximately $15.9 million to short-term debt of IMA under credit lines replaced with the new facility. Additional advances may be used for the expansion of the Company's business and for general corporate purposes.

Indebtedness pursuant to the Credit Agreement matures five years after closing, with installments based on a five-year amortization schedule, commencing December 31, 1997. Interest on indebtedness under the Credit Agreement is payable at a rate per annum selected by the Company as either STB's prime rate, plus a margin up to 0.25% in the event certain financial ratios are not maintained, or an adjusted LIBOR rate, plus a margin ranging from 1.00% to 1.75%, depending on the maintenance of certain financial ratios. Up to $5 million under the Credit Agreement may be borrowed from STB pursuant to a swing-line facility, and would accrue interest at a rate per annum equal to 0.5% below STB's prime rate. The Credit Agreement obligates the Company to comply with certain financial ratios and restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to incur further indebtedness, pay dividends, make loans and encumber any properties, and requires guarantees of certain domestic subsidiaries.

In October 1994, the Company acquired all of the outstanding common stock of Gelco Services, Inc., Gelco NuPipe, Inc., GelTech Constructors, Inc. and Mar-Tech Insituform Ltd., the Company's licensees of the Insituform process in Oregon, Washington, Idaho, Alaska, Hawaii, Guam, northern California and northern Nevada, portions of Montana and British Columbia, and related assets. The purchase price of $18 million was paid with $9 million in cash at closing and $9 million in promissory notes due on the first and second anniversaries of closing. In addition, the Company issued promissory notes, aggregating approximately $2.85 million, to the former Gelco shareholders and their affiliates, representing net current liabilities of the acquired companies to related parties and a portion of working capital at closing. The notes issued in the Gelco closing are secured by the assets acquired, subject to the rights of STB, as agent, under its loan arrangements with the Company.

The Company's senior subordinated note in the principal amount of $5 million acquired by Hanseatic Corporation in July 1993 requires quarterly payments of interest at 8.5% per annum and installments of principal in the amount of $1 million on each of the fifth through eighth anniversary dates of closing, with the entire remaining principal due nine years after closing. The note is subordinated to bank and other institutional financing (including the Credit Agreement), and purchase money debt incurred in connection with acquisitions of businesses. The note is prepayable at the option of the Company after the second anniversary of closing, at premiums until the fifth anniversary of closing ranging from 3% to 1% of the amount prepaid, and is subject to defeasance thereafter in the event the Company deposits cash or government securities sufficient to service payments under the note. Warrants with respect to 350,877 shares of ITI Common Stock issued in connection with such note are exercisable, at the election of the holder, through July 25, 1998, at a price per share of ITI Common Stock of $14.25, and such shares are entitled to demand and incidental registration rights.

As a result of the completion of the Merger, the Company's consolidated financial statements will include a current liability in the amount of $3,000,000, representing the outstanding principal amount of IMA's five-year subordinated promissory note delivered to New Enviroq Corporation (renamed Enviroq Corporation; "New Enviroq") in connection with IMA's acquisition in April 1995 of the pipeline rehabilitation business of Enviroq (the "Enviroq Acquisition"), in consideration of a covenant not to compete. New Enviroq has alleged IMA's default under such note, purported to accelerate payment of the amount thereof, and filed suit in Alabama seeking judgment in support of such position. IMA has denied liability to New Enviroq and filed a motion to dismiss such suit.

On May 21, 1995, the Company agreed to extend by one year, through July 1996, the maturity of the note held by the Company issued by Ringwood Limited in the principal amount of $3.624 million (see
Note 7 of the Notes to the Company's Consolidated Financial
Statements included elsewhere herein).

In October 1992, Naylor Industries, Inc., the parent of Gulf South ("Naylor"), sold (the "NISI Sale") all of the common stock of Naylor Industrial Services, Inc. ("NISI"), which was engaged primarily in the provision of industrial cleaning services to refineries and chemical and petrochemical manufacturing plants. As part of the NISI sale, Naylor agreed to indemnify the purchaser, with certain exceptions and subject to specified limitations, against certain claims that may arise out of the breach by Naylor of its representations, warranties and covenants to the purchaser or from actions or omissions of Naylor prior to the NISI Sale, and further to indemnify the purchaser for certain pending or threatened litigation claims that were known to Naylor as of the date of purchase. At the time of the Company's 1993 acquisition of Naylor, Naylor maintained general liability, worker's compensation, and automobile insurance policies with an annual aggregate coverage limit of $6 million, subject to per occurrence deductibles of up to $250,000 for worker's compensation claims and up to $100,000 for general liability and automobile claims. Although such coverage was obtained by Naylor so as to be generally consistent with industry practice, there can be no assurance that any claims that arise, if successful, are or will be wholly or partially insured, or covered by financial reserves, or that such claims will not result in retroactive adjustments in Naylor's insurance premiums based on the terms of its retrospective rated policies. The Company's financial statements reflect management's estimate of the likely amounts of such remaining premiums. At September 30, 1995, Naylor had outstanding letters of credit securing future premium payments which were collateralized by cash and cash equivalents of approximately $0.9 million.

As described in Note 11 of the Notes to the Company's Consolidated Financial Statements included elsewhere herein, the Company has also provided in its financial statements for the estimated amounts of liabilities that are likely to be incurred from pending litigation and claims involving Naylor; during the third quarter of 1995, the favorable resolution of certain of such litigation resulted in the release of $0.9 million in such reserves. In addition, as discussed in such note, the Company is a defendant in a lawsuit alleging various misstatements and omissions relating to, among other things, costs arising from its 1992 acquisition of Insituform Group Limited in public disclosures by the Company. Notwithstanding the Company's belief that it has defenses to the plaintiff's claim that are well grounded in fact and law, on May 23, 1995 the Company entered into a memorandum of understanding to settle such litigation. Under the settlement, which has been evidenced by a stipulation of settlement and remains subject to court approval and other customary conditions, the Company would make a cash payment to class members in the amount of $3.2 million (which the Company has deposited into escrow) and issue to class members 30,000 shares of ITI Common Stock, which resulted in an after-tax charge against second quarter 1995 net income of approximately $2.2 million.

In November 1995, following completion of the Merger, the Company's action against IMA and Enviroq resulting from the completion of the Enviroq Acquisition without the Company's consent under its Insituform(R) and NuPipe(R) licenses with Enviroq's affiliates was dismissed at the Company's direction.

The Company has reached an agreement to settle certain litigation before the Maine Superior Court, alleging labor regulations violations by New England which pre-date the 1992 acquisition of such company by the Company. Such settlement will liquidate the amount of New England's liability to plaintiffs in the amount of $1.1 million. Under the arrangements pursuant to which the Company acquired New England, the Company is indemnified by the seller against any damages and expenses in connection with this litigation, and the entire amount of such settlement has been obtained from funds escrowed from the purchase price and additional payments by the seller.

At September 30, 1995, the Company deferred approximately
$1.6 million of expenses incurred through such date, related to the Merger, which will be expensed in the fourth quarter. The Company anticipates that the total amount of expenses associated with the Merger, exclusive of reorganization provisions, related to the transaction (including amounts deferred through September 30, 1995) will be approximately $6.5 million, $3.8 million of which would be incurred by it and $2.7 million of which would be incurred by IMA. See "Results of Operations - Pro Forma Combined Operations" below for information concerning reorganization provisions anticipated as a result of the Merger.

Management believes its working capital and its existing credit availability will be adequate to meet its capital requirements for the foreseeable future. In connection with any plans for the expansion of the Company's business and for general corporate purposes, the Company may consider an offering of shares of ITI Common Stock or convertible or other debt. The Company has not reached any determination with respect to the size or nature of any such offering or whether any such offering will be undertaken, and there can be no assurance that any such offering will be made.

Recently Issued Accounting Standard

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of ("FAS No. 121"). FAS No. 121 requires that long-lived assets, certain identifiable intangibles and goodwill to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

FAS No. 121 is effective for the Company beginning with the year ending December 31, 1996. Management of the Company is currently evaluating the impact of the adoption of this accounting standard on the Company's operating results and financial condition, and management does not anticipate a material effect.

Results of Operations - Three and Nine Months Ended September 30,
1995 Compared to Three and Nine Months Ended September 30, 1994

Revenues. Revenues for the third quarter of 1995 increased 4.2% to $42.7 million from $40.9 million in 1994, while revenues for the first nine months of 1995 increased 22.2% to $126.1 million from $103.2 million in the prior year. This increase was primarily as a result of an increase in construction revenues, and to a lesser extent royalties and license fees, offset by a decrease in product sales. The increase in construction revenues was due in part to the October 1994 acquisition of Gelco and its affiliates and the February 1995 acquisition of a two-thirds interest in Insituform France. Subsequent to their respective acquisitions, however, product sales to and royalty revenues from these entities have been eliminated from the Company's consolidated revenues. Fluctuations in currency exchange rates of the Japanese Yen and British Pound Sterling to the United States dollar favorably impacted total revenues by $0.9 million in the first nine months of 1995.

Construction revenues during the third quarter increased 10.4% to $33.6 million from $30.5 million in the same period of the prior year, while, for the first half of 1995, construction revenues increased by 34.3% to $98.1 million from $73.1 million in the prior year. The increase was primarily due to the acquisitions of Gelco and Insituform France. During the quarter and nine-month periods, respectively, $4.1 million and $14.8 million of construction revenues were attributable to the recently acquired Gelco operations, and $1.4 million and $4.0 million of construction revenues were attributable to Insituform France. Increases in construction revenues for the quarter also reflect increases in revenues by Gulf South of $1.5 million, offset by decreases in revenues by Southwest of $1.2 million, and New England of $2.7 million (due primarily to the completion of certain contracts with the Massachusetts Water Resources Authority early in the quarter) and for the nine-month period reflect increases in revenues by Gulf South of $4.6 million and Midwest of $3.8 million offset by decreases in revenues by Southwest of $3.1 million. During the first nine months of 1995, 58.5% of the revenues of IGL Canada (or 6.6% of the Company's consolidated revenues) were derived from non-Insituform operations in Canada, compared to 72.7% of the revenues of IGL Canada during the first nine months of the prior year (10.3% of the Company's consolidated revenues). Fluctuations in the currency exchange rate of the British pound sterling and the Canadian dollar to the United States dollar favorably impacted construction revenues by approximately $0.1 million during the first nine months of 1995.

Product sales for the third quarter decreased 20.3% to $6.0 million in 1995 from $7.6 million in the prior year, while, for the first nine months product sales decreased 12.3% to $19.2 million from $21.9 million for the first nine months of 1994. Third quarter 1994 sales reflected the strong demand in the year following the 1993 midwestern floods. For the quarter and first nine months of 1994, product sales included, respectively $0.4 million and $1.2 million in sales to the Company's recently acquired subsidiaries, Gelco and Insituform France. Fluctuations in the currency exchange rates of the Japanese Yen and British Pound Sterling to the United States dollar, collectively, positively impacted product sales by approximately $0.8 million in the first nine months of 1995.

Royalties and license fees for the third quarter of 1995 increased 3.0% to $3.0 million from $2.9 million in 1994, while for the first nine months of 1995, royalties and license fees increased by 6.2% to $8.8 million from $8.3 million during the same period of 1994. While gross royalties for the quarter and nine-month periods increased by $0.2 million and $1.9 million, respectively, the elimination of an additional $0.1 million and $1.4 million, respectively, in intercompany royalties from wholly-owned licensees, resulted in consolidated net increases of $0.1 million and $0.5 million, respectively. During the first nine months of 1995 and 1994, license fee revenue of $0.2 million and $0.2 million was recorded, for newly signed licensees in New Zealand and South Africa, and Poland and South Korea, respectively.

Operating Costs and Expenses. In the third quarter of 1995, cost of construction contracts increased 16.3% to $25.2 million from $21.7 million in the third quarter of 1994, while in the first nine months of 1995, cost of construction contracts increased 33.5% to $69.9 million from $52.4 million in 1994. The increases were primarily attributable to newly-acquired licensees, which added collectively $4.7 million and $13.8 million, respectively, to costs for the quarter and nine-month period 1995. During the first nine months of 1995, construction costs as a percentage of construction revenues decreased to 71.2% from 71.7% in 1994, primarily due to higher margins achieved by certain subsidiaries, including Gelco and Insituform France, partially offset by lower margins in some regions of the United States due to competitive bidding pressures and the final phases of the New England Wellesley contract.

Cost of product sales decreased 35.9% to $2.7 million in the third quarter of 1995 from $4.1 million in 1994. For the first nine months of 1995, cost of product sales decreased by 13.0% to $11.1 million from $12.8 million in the first nine months of 1994. This decrease is primarily attributable to lower product sales volume. For the third quarter of 1995, cost of product sales as a percentage of product sales decreased to 44.2% as compared to 54.8% in the third quarter of 1995. This decrease was primarily attributable to the Company receiving a volume rebate from a third party supplier in the third quarter and favorable experience year to date in terms of quality and customer satisfaction. In addition, in 1995, management evaluated certain reserves for warranty and made appropriate adjustments. During the first nine months of 1995, cost of product sales as a percentage of product sales decreased to 58.0% compared to 58.4% for the same period in 1994 due primarily to the foregoing events during the third quarter of 1995, offset by changes in the mix of products sold, and an increase in European product sales at historically lower margins.

As a percentage of revenues, selling administrative and general expenses in the third quarter 1995 were 19.2% compared to 17.8% in 1994, while for the first nine months of 1995, selling, general and administrative expenses as a percentage of revenues was 20.2% compared to 20.1% in the first nine months of 1994. In the third quarter of 1995, selling, general and administrative expenses increased 12.6% to $8.2 million compared to $7.3 million in the third quarter of 1994, while, in the first nine months of 1995, selling, general and administrative expenses increased 22.8% to
$25.4 million, compared to $20.7 million in 1994.   The increases
were primarily attributable to the costs of operations for Gelco and Insituform France (aggregating $1.1 million for the quarter and $3.6 million for the nine months in the current year), including amortization of goodwill of $0.3 million and $0.9 million for the three- and six-month periods in 1995. In addition, costs increased at New England due to management transition and crew management to handle increased volume.

Strategic marketing and product development costs decreased 12.1% to $1.4 million compared to $1.6 million during the third quarter of 1994, while for the first nine months of 1995, strategic marketing and product development costs increased 3.5% to $4.7 million compared to $4.5 million in the prior year. This increase was due primarily to increased industrial marketing efforts, offset slightly by decreases in costs related to installation services.

Litigation Settlement. As more fully described in Note 11 to the Company's Consolidated Financial Statements included elsewhere herein, during the second quarter of 1995, the Company entered into a memorandum of understanding to settle a pending shareholder class action lawsuit. Under the settlement, which has been evidenced by a stipulation of settlement and remains subject to court approval and other customary conditions, the Company would make a cash payment to class members in the amount of $3.2 million (which has been deposited in escrow) and issue 30,000 shares of the ITI Common Stock (valued at $0.4 million at September 30, 1995). Accordingly, the Company charged earnings for $3.6 million (after-tax effect of approximately $2.2 million), during the second quarter of 1995.

Realized Gain on Disposal of Investment.  In April 1995, the
Company realized a gain on the disposal of its investment in Enviroq of approximately $0.8 million, as a result of the consummation by IMA of the Enviroq Acquisition.

Other Expense. In the third quarter of 1995, other expense decreased 53.1% to $0.2 million from $0.5 million in the third quarter of 1994. This decrease was attributable to the favorable resolution of certain pre-acquisition lawsuits of Naylor resulting in the release of approximately $0.9 million in reserves, offset by increased interest expense of $0.4 million related to interest incurred on debt issued to fund the acquisitions of Gelco and Insituform France. For the first nine months of 1995, other expense increased 61.6% to $2.2 million from $1.3 million during the first nine months of 1994. This increase was primarily attributable to additional interest expense of $1.7 million related to such acquisitions, coupled with an increase in variable interest rates from 1994, offset by the litigation reserve reversal, along with an increase in investment income of $0.4 million resulting from improved market returns and the late 1994 implementation of a domestic cash management program which maximizes funds available for short-term investment.

Taxes on Income. In the third quarter of 1995, taxes on income decreased 14.3% to $1.8 million from $2.2 million in the prior year, while, for the first nine months of 1995, taxes on income decreased 10.3% to $3.8 million from $4.2 million in the prior year. The decrease for the first nine months was primarily as a result of a decrease in income before taxes on income of $1.7 million, which was partially offset by an increase in the effective tax rate to 39.1% from 36.9% during the first nine months of 1994. The effective rate increased in 1995, primarily as a result of reserves provided for tax benefits on losses in certain foreign jurisdictions where future realization is uncertain.

Net Income. Total revenues for the third quarter increased by $1.7 million, or 4.2%, over the prior year, while gross profit declined by $0.4 million, or 2.7%, coupled with an increase in operating costs of $0.7 million, or 8.2%. These factors resulted in a decrease in operating income of $1.2 million, or 19.7%, compared to the prior period. Notwithstanding the decrease in other expense of $0.2 million and taxes on income of $0.3 million, income before minority interests and equity in earnings of affiliated companies decreased $0.7 million, or 18.4%. As a result of the foregoing, net income for the third quarter of 1995, was $2.9 million, a decrease of $0.7 million from net income of $3.6 million in the second quarter of 1994.

For the first nine months of 1995, total revenues increased $22.9 million, or 22.2%, over the first nine months of 1994, which was coupled with an increase in gross profit of $6.8 million, or 18.0%, partially offset by increased operating costs of $4.9 million, or 19.3%. These factors resulted in an increased operating profit of $1.9 million, or 15.2%, compared to the prior period. An increase in other expense of $0.8 million, coupled with the litigation loss of $3.6 million, offset slightly by the gain on the sale of an investment of $0.7 million and lower taxes on income of $0.4 million, resulted in a decrease in income before minority interests and equity in earnings of affiliated companies of $1.3 million, or 18.2%. As a result of the foregoing, net income for the first nine months of 1995, was $5.9 million, a decrease of $1.4 million from net income of $3.6 million in the first half of 1994.

Pro Forma Combined Operations

Giving pro forma effect to the consummation of the Merger, and assuming that the Merger will be accounted for as a pooling-of-interests (so that the historical financial statements of the Company and IMA are retroactively combined, as if the companies had been operating as a single entity), for the three and nine months ended September 30, 1995 the combined companies would have recorded revenues of approximately $69.862 million and $201.780 million, compared to revenues of approximately $59.575 million and $153.980 million for the three and nine months ended September 30, 1994. IMA results for 1995 reflect the operations of Enviroq, acquired by IMA in April 1995, the expansion of IMA's abrasion and corrosion protection operations and continued improved market conditions for its tunnelling operations. At September 30, 1995, a 15% general partnership interest in Midsouth Partners was held by a subsidiary of the Company and a 42.5% interest therein was held by a subsidiary of Enviroq; and, as a consequence of the Enviroq Acquisition, Midsouth Partners has been consolidated in such pro forma combined results. See "Item 1. Legal Proceedings" of Part II of this report for a description of arbitration proceedings brought by the remaining partner of Midsouth Partners alleging an event of default by Enviroq under the governing partnership agreement as a result of entering into its agreement with IMA and the purported exercise by such partner of its alleged rights as a non-defaulting partner to name a majority of the members of the management committee of Midsouth Partners, an action to which the Company has objected.

Net income for the combined companies, on a pro forma basis, would have been approximately $4.392 million and $9.955 million, respectively, or approximately $.16 and $.36 per share, respectively, for the three and nine months ended September 30, 1995, compared to approximately $4.926 million and $11.201 million, respectively, or approximately $.18 and $.41 per share, respectively, for the three and nine months ended September 30, 1994. IMA's results reflect the lower margins from IMA's Chilean subsidiary, which acts as general contractor at lower margins than those achieved from installations utilizing IMA's proprietary technologies, competitive pressures on its tunnelling operations and costs associated with development of the PALTEM(R) product line.

The pro forma results do not give effect to expenses associated with the Merger or restructuring provisions. In accordance with generally accepted accounting principles applicable to a pooling-of-interests, all costs associated with the Merger, estimated in the amount of $6.5 million, will be charged to operations in the fourth quarter. In accordance with such principles as so applied, all restructuring provisions, estimated in the amount of $7.0 million, will be expensed primarily in the fourth quarter and in the months following the consummation of the Merger. Of the costs associated with the Merger, the Company anticipates aggregate expenses to it in connection with the transaction of approximately $3.8 million, and to IMA of approximately $2.7 million. The restructuring provisions are anticipated to derive primarily from
(i) elimination of duplicative manufacturing operations, including the rationalization of IMA's planned facility in Chesterfield, Missouri, with the Company's existing capacity, (ii) consolidation of operations conducted by the Company under the UltraPipe(R) name and related facilities maintained by the Company in Everman, Texas, with IMA's larger corrosion and abrasion protection activities,
(iii) reorganization of Insituform(R) process field crews and related facilities once territories serviced by IMA's installation activities are combined with territories serviced by the Company's installation activities, and (iv) personnel-related costs.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Notwithstanding the Company's belief that it has defenses to plaintiff's claims that are well grounded in fact and law, on September 11, 1995 the Company executed a stipulation of settlement in evidence of the previously reported memorandum of understanding dated May 23, 1995 to settle an action against the Company and one former and one current officer filed by a stockholder of the Company, alleging various misstatements and omissions relating to, among other things, costs arising from the acquisition of Insituform Group Limited in December 1992, in public disclosures by the Company during the period from October 28, 1992 to May 12, 1993 in violation, among other things, of Rule 10b-5 under the Securities Exchange Act of 1934 (Neil Weinberg, on behalf of himself and all others similarly situated, Plaintiffs v. Insituform Technologies, Inc., William C. Willis, Jr. and William A. Martin, Defendants (United States District Court for the Western District of Tennessee, Western Division)). Under the settlement, which remains subject to court approval and other customary conditions, the Company would make a cash payment to class members in the amount of $3.1 million (which the Company has deposited into escrow) and issue to class members 30,000 shares of ITI Common Stock. The court has scheduled a fairness hearing on the settlement for December 15, 1995.

In August 1995, as a consequence of plaintiffs' failure to connect such injuries to Naylor Industrial Services, Inc. ("NISI"), the court in Morris County, Texas, entered an order that dismissed, without prejudice of plaintiffs to refile such claims, the previously reported lawsuit against NISI in certain cases collectively known as the Lone Star Steel litigation, in which plaintiffs alleged unspecified damages against defendants, who supplied services or products to Lone Star Steel over a period in excess of 40 years, arising from the alleged exposure of Lone Star's workers to toxic and hazardous circumstances (Sam Fowler, et al., v. Union Carbide, Naylor Industrial Services, Inc., et al., Case No. 15477, District Court, Morris County, Texas, 76th Judicial District (July, 1987)). As part of the 1992 sale of NISI by Naylor (which subsequently was acquired by the Company), Naylor had agreed to indemnify the purchaser, among other matters, for certain pending or threatened litigation claims. Naylor's position has been that there was no substantial medical evidence connecting NISI to plaintiffs' alleged injuries.

In July 1995, Naylor entered into a settlement agreement, subsequently approved by the court, resolving all claims against Naylor for personal injuries, property diminution, mental anguish and other injuries which were asserted or which could have been asserted against Naylor, for the amount of $50,000, in the previously reported litigation captioned In re: Combustion, Inc. Hazardous Substance Litigation (United States District Court for the Middle District of Louisiana transferred to the Western District of Louisiana)). By court order, all defendants and third party defendants were deemed to have cross-claimed and counter-claimed against the others for contribution under the Comprehensive Response, Compensation and Liability Act ("CERCLA") and indemnity. Naylor also has settled the claims asserted under CERCLA for $15,000, and the CERCLA plaintiffs have agreed to indemnify and hold Naylor harmless against outstanding counterclaims and crossclaims with respect to remediation expenses.

In October 1995, the court, following trial concluded in February 1995, ruled that the defendants' serial impregnation processes infringed the Company's patent, in previously reported proceedings in the United States District Court for the Southern District of Texas, Houston Division, against Cat Contracting, Inc. et al. (Civil Action No. H-90-1690), addressing certain conduit relining work performed in Houston by certain licensees of Kanal Mueller-Grappe-Frehruhings Gessellshdt ("KM"). The court has issued a permanent injunction against defendants' use of the processes covered by such patent and ordered the parties to proceed to mediation on the issue of damages, the amount of which remains to be determined. Defendants have filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, and the Company has filed a notice of cross appeal from the previously reported 1991 judgment in such litigation, which granted defendants judgment notwithstanding the jury verdict on the issue of literal infringement of the Company's patent (and which ordered the new trial on whether there was infringement under the doctrine of equivalents).

In August 1995, the Company commenced an action against Spiniello Limited, Inc., Spiniello Construction Co. and certain former employees of the Company's licensees (Insituform (Netherlands) B.V., Insituform North America Corp., Insituform East, Inc. and Insituform Southeast, Plaintiffs v. Spiniello Limited, Inc., Spiniello Construction Co., Inc., John Ott, Greg McIlwain and Donald Morrow, Defendants (United States District Court, Central District of California, Civil Action No. 95-5484 (GHK)) seeking damages and injunctive relief with respect to the alleged infringement of two of the Company's Insituform(R) patents, misappropriation of the Company's trade secrets and unfair competition in connection with rehabilitation work being performed in California. The defendants have denied the material allegations of the complaint and sought a declaratory judgment that the subject patents are invalid. In November 1995, defendants were preliminarily enjoined from infringing the Company's serial impregnation patent no. 4,336,012 and from misappropriating various of the Company's trade secrets.

In November 1995, following completion of the Merger, the Company moved to dismiss the previously reported action in the United States District Court for the Western District of Tennessee, Western Division, captioned Insituform North America Corp. and NuPipe Inc. v. Insituform Southeast Inc., et al., was dismissed at the Company's direction.

E-Midsouth, Inc. ("EMI"), an indirect, wholly-owned subsidiary of the Company as a result of the Merger, is a party to certain arbitration proceedings commenced by Insitu Inc., a wholly-owned subsidiary of Insituform East, Inc. ("Insituform East"), in connection with their respective partnership interests in Midsouth Partners. In December 1994, Insituform East notified Enviroq of its claim that, as a result of Enviroq's execution of its agreement with IMA dated November 2, 1994, an event of default had occurred under the Midsouth Partners partnership agreement, and subsequently sought a declaration to such effect, together with unspecified remedies under the partnership agreement, in arbitration. The partnership agreement grants non-defaulting partners the right to require compliance with the agreement, enjoin any breach or seek dissolution of the partnership, among other alternatives. The American Arbitration Association has scheduled hearings on this matter for December 11, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders.

          (a) On October 12, 1995, the Company convened its Annual Meeting of Stockholders (the "Annual Meeting").

          (b) Not applicable because (i) proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 together with the Company's Joint Proxy Statement/Prospectus dated September 15, 1995; (ii) there was no solicitation in opposition to management's nominees as listed in such Joint Proxy Statement/Prospectus; and (iii) all of such nominees were elected.

          (c) At the Annual Meeting, the Company's stockholders voted in favor of a proposal to approve the Merger Agreement. The holders of 9,386,533 shares voted in favor of, the holders of 56,391 shares voted against, and the holders of 56,204 shares abstained with respect to approval of such proposal.

          At the Annual Meeting, the stockholders voted in favor of a proposal to approve an amendment of the Certificate of Incorporation of the Company, effective contemporaneously with the consummation of the Merger, to increase the number of authorized shares of ITI Common Stock from 25,000,000 shares to 40,000,000 shares. The holders of 9,329,571 voted in favor of, the holders of 137,423 shares voted against, and the holders of 55,817 shares abstained with respect to approval of such proposal.

          At the Annual Meeting, the stockholders voted in favor of a proposal to approve an amendment of the Certificate of Incorporation of the Company, effective contemporaneously with the consummation of the Merger, to provide for the filling of vacancies on the Company's Board of Directors as contemplated by the Merger Agreement. The holders of 9,338,637 shares voted in favor of, the holders of 90,099 shares voted against, and the holders of 70,312 shares abstained with respect to approval of such proposal.

          At the Annual Meeting, the stockholders voted in favor of management's nominees for election as Class III directors of the Company. The holders of 10,948,155 shares voted in favor of, and holders of 98,030 shares withheld their vote for, the election of Brian Chandler; the holders of 10,959,110 shares voted in favor of, and the holders of 87,075 shares withheld their vote for, the election of James D. Krugman; the holders of 10,959,110 shares voted in favor of, and the holders of 87,075 shares withheld their vote for, the election of Jean-Paul Richard; and the holders of 10,958,910 shares voted in favor of, and the holders of 87,275 shares withheld their vote for, the election of Russell B. Wight, Jr.

          At the Annual Meeting, the stockholders voted in favor of authorizing the Board of Directors of the Company to adjourn the meeting to permit further solicitation of proxies, if necessary. The holders of 10,668,155 shares voted in favor of, the holders of 298,083 shares voted against, and the holders of 79,947 shares abstained with respect to the approval of such proposal.

          (d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

          (a) The exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q are listed on the attached Index to Exhibits.

          (b) Subsequent to the quarter ended September 30, 1995, the Company filed a Current Report on Form 8-K dated October 25, 1995 addressing, under "Item 2. Acquisition or Disposition of Assets" thereunder, the completion of its acquisition of IMA. The following financial statements of IMA (including the financial statements of Enviroq), and pro forma financial information, were incorporated by reference into such Current Report on Form 8-K:

Financial Statements of IMA:
---------------------------

Independent Auditors' Report

Consolidated Balance Sheets as of September 30, 1994 and 1993

Consolidated Statements of Income for the years ended September 30, 1994, 1993 and 1992

Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 1994, 1993 and 1992

Consolidated Statements of Cash Flows for the years ended September 30, 1994, 1993 and 1992

Notes to Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 1995
(unaudited) and September 30, 1994

Condensed Consolidated Statements of Income (unaudited) for the nine months ended June 30, 1995 and 1994

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended June 30, 1995 and 1994

Notes to Condensed Consolidated Financial Statements (unaudited)

Financial Statements of Enviroq:
-------------------------------

Independent Auditors' Report

Consolidated Balance Sheets as of March 25, 1995 and March 26, 1994

Consolidated Statements of Operations for the years ended March 25, 1995 and March 26, 1994

Consolidated Statements of Stockholders' Equity for the years ended March 25, 1995 and March 26, 1994

Consolidated Statements of Cash Flows for the years ended March 25, 1995 and March 26, 1994

Notes to Consolidated Financial Statements

Unaudited Pro Forma Combined Condensed Financial Information:
------------------------------------------------------------

Introductory material following the caption "Unaudited Pro Forma
Combined Condensed Financial Information"

Unaudited Pro Forma Combined Condensed Balance Sheet as of June 30,
1995

Notes to Unaudited Pro Forma Combined Condensed Balance Sheet

Unaudited Pro Forma Combined Statements of Operations for the six months ended June 30, 1995

Unaudited Pro Forma Combined Statements of Operations for the year ended December 31, 1994

Unaudited Pro Forma Combined Condensed Statements of Operations for the six months ended June 30, 1994

Unaudited Pro Forma Combined Statements of Operations for the year ended December 31, 1993

Unaudited Pro Forma Combined Statements of Operations for the year ended December 31, 1992

Notes to Unaudited Pro Forma Combined Condensed Statements of
Operations

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INSITUFORM TECHNOLOGIES, INC.




November 14, 1995             s/William A. Martin
                              -------------------------------
                              William A. Martin
                              Senior Vice President and
                              Principal Financial and
                                Accounting Officer

                        INDEX TO EXHIBITS


3(a)   -   Certificate of Incorporation of the Company, as
           amended (Incorporated by reference to Exhibit
           4(iii) to the Registration Statement on Form S-8
           No. 33-63953).

3(b)   -   By-Laws of the Company, as amended (Incorporated
           by reference to Exhibit 4(iv) to the
           Registration Statement on Form S-8 No. 33-
           63953).

10(a)  -   Merger Agreement dated as of November 2, 1994 by
           and among Insituform Mid-America, Inc., IMA
           Merger Sub, Inc., ENVIROQ Corporation and New
           Enviroq Corporation.

10(b)  -   Credit Agreement dated October 25, 1995 among
           the Company, the lenders listed therein and SunTrust Bank, Nashville, National Association
           (Incorporated by reference to Exhibit 5(a) to the Current Report on Form 8-K dated October 25,
           1995), together with Revolving Credit Notes each dated October 25, 1995 executed by the Company to, respectively, SunTrust Bank, Nashville,
           National Association, The Boatmen's National
           Bank of St. Louis, United States Bank of Oregon,
           Harris Trust and Savings Bank, Daiwa Bank,
           Limited and Union Planters National Bank
           (Incorporated by reference to Exhibit 5(b) to the Current Report on Form 8-K dated October 25,
           1995), Swing Line Promissory Note dated October
           25, 1995 executed by the Company to SunTrust
           Bank, Nashville, National Association
           (Incorporated by reference to Exhibit 5(c) to the Current Report on Form 8-K dated October 25,
           1995) and Master Letter of Credit Demand Note dated October 25, 1995 executed by the Company to SunTrust Bank, Nashville, National
           Association (Incorporated by reference to
           Exhibit 5(d) to the Current Report on Form 8-K dated October 25, 1995).

10(c)  -   Agreement dated October 25, 1995 between the
           Company and Jerome Kalishman (Incorporated by reference to Exhibit 2(b) to the Current Report on Form 8-K dated October 25, 1995).

10(d)  -   Consulting Agreement dated October 25, 1995
           between the Company and Jerome Kalishman
           (Incorporated by reference to Exhibit 2(c) to the Current Report on Form 8-K dated October 25,
           1995).

10(e)  -   Employment Agreement dated October 25, 1995
           between the Registrant and Robert W. Affholder
           (Incorporated by reference to Exhibit 2(d) to the Current Report on Form 8-K dated October 25,
           1995).

10(f)  -   Insituform Mid-America, Inc. Stock Option Plan,
           as amended (Incorporated by reference to Exhibit
           4(i) to the Registration Statement on Form S-8
           No. 33-63953).

27     -   Financial Data Schedule, which is submitted
           electronically to the Securities and Exchange
           Commission for information only and not filed.