Form 10-K
period 1995-12-31
INSITUFORM TECHNOLOGIES INC
filed 1996-04-01
CIK 353020

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)
[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1995

                               OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION
       13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ---------- to ----------

                Commission file number 0-10786

                  INSITUFORM TECHNOLOGIES, INC.
    --------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Delaware                               13-3032158
- -------------------------------               ------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

      1770 Kirby Parkway, Suite 300
          Memphis, Tennessee                         38138
- ----------------------------------------          ------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  901-759-7473
                                                     ------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:


              Class A Common Stock, $.01 par value
              ------------------------------------
                        (Title of class)


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes [ X ]           No [    ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K. [   ]

          State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, as of a specified date within 60 days prior to the date of filing.

Aggregate market value as of March 15, 1996.....$202,915,060

          Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

          Class A Common Stock, $.01 par value,
           as of March 15, 1996.................  27,152,171 shares



               DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents, all or portions of which are incorporated by reference herein, and the part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the 1996 Annual Meeting of Stockholders-Part III.

                             PART I
ITEM 1. BUSINESS

GENERAL

     Insituform Technologies, Inc. (the "Company") is a worldwide provider of proprietary trenchless technologies for the rehabilitation and improvement of sewer, water, gas and industrial pipes. The Company's primary technology is the Insituform(R) Process (the "Insituform Process"), a "cured-in-place," non-disruptive pipeline rehabilitation process that, during the Company's most recent fiscal year, contributed approximately 71% of the Company's revenues. The Insituform Process is based on a custom manufactured polyester-fiber tubing, known as the Insitutube(R) (the "Insitutube"), which forms a seamless, jointless and leakproof "pipe within a pipe." The Company believes the repaired pipe, the Insitupipe(R) (the "Insitupipe"), is stronger and has equal or greater flow capacity than the original pipe.

     The Insituform Process has been used successfully for approximately 24 years in the repair of sewers, tunnels and pipelines throughout the world. The Company believes that the Insituform Process offers many advantages over traditional "dig and replace" methods of pipeline replacement. Such advantages include installation without excavation, design and application versatility, extension of the pipeline's useful life and speed of installation. The Company believes that, under normal conditions, sewer pipe repaired with the Insituform Process will generally have a useful life in excess of 50 years.

     In addition to the Insituform Process, the Company offers certain other products in trenchless applications. The Company's NuPipe(R) Process (the "NuPipe Process"), which utilizes a "fold and formed" technology, is used primarily to repair smaller or less damaged pipe and in situations where polyvinylchloride pipe is preferred. The Company also exercises the exclusive rights in substantially all of North America to the Paltem(R)-HL system and certain other products (the "Ashimori Products"), which are in various stages of development, under a license (the "Ashimori License") from Ashimori Industry Co., Ltd. ("Ashimori"). The Company's Tite Liner(R) Process (the "Tite Liner Process") and other abrasion and corrosion protection technologies employ diameter-reduction techniques tailored to meet the pressure pipe rehabilitation needs of oil field, mining and industrial process pipelines. Through its Affholder, Inc. subsidiary, the Company is engaged in trenchless tunnelling used in the installation of new underground services.

     The Company's products are marketed to governmental and industrial customers primarily in North America and Western Europe, and have also been introduced in South America, Eastern Europe, the Middle East, Australia and the Pacific Rim. In the industrial market, the Company focuses its marketing efforts on companies in the pulp and paper, chemical, petrochemical, food and drug, and nuclear and utility industries.

     Historically, the Company's primary business was to license other companies to market and provide Insituform installation services using the Company's proprietary technology in return for royalties and product sales revenue from materials manufactured by the Company. As a result of its acquisitions, the Company has further integrated its business to perform the entire process of manufacture and installation using its trenchless processes. The Company intends to continue pursuing this integration strategy in its principal markets. In other areas, the Company will continue to emphasize marketing its products through license or joint venture arrangements. The Company provides design assistance, marketing, research and technical support to all its licensees in an effort to stimulate demand for its products and to ensure a high standard of quality control throughout the process.

     The Company was incorporated in Delaware in 1980 under the name Insituform of North America, Inc., in order to act as the exclusive licensee of the Insituform Process in most of the United States of Insituform Group Limited ("IGL"), the then owner of the worldwide rights to the Insituform Process. Contemporaneously with the consummation in 1992 of the Company's acquisition of IGL (the "IGL Acquisition"), the name of the Company was changed to Insituform Technologies, Inc.

     As described below under "IMA Merger," in October 1995 Insituform Mid-America, Inc. ("IMA") was merged with a subsidiary of the Company as a result of which IMA became a wholly-owned subsidiary of the Company (the "IMA Merger"). The IMA Merger and the IGL Acquisition have each been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements included in response to "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" for the periods prior to the transactions, respectively, and (unless the context otherwise requires) all other financial information included herein for such periods include the combined historical results of the Company and, respectively, IMA and IGL. The following acquisitions by the Company, together with those of IMA, during the past five years have been accounted for under the purchase method of accounting, so that the results of the acquired companies are included in the Company's historical results of operations from the consummation of such transactions, respectively:

Date           Company Acquired             Principal Business
November 1995  FormaPipe Division,          cured-in-place pipe-
                Waterflow Services Limited   line rehabilitation,
                                             United Kingdom


April 1995     Enviroq Corporation<F1>      Insituform and NuPipe
                (pipeline rehabilitation     licensee, southeast
                business, including          U.S. territories
                Insituform Southeast, Inc.)

February 1995  Insituform France S.A.<F2>   Insituform licensee,
                                             France

October 1994   Gelco Services, Inc. and     Insituform and NuPipe
                affiliated entities          licensee, Pacific
                                             Northwest territories

July 1993      Insituform Midwest, Inc.     Insituform and NuPipe
                                             licensee, midwestern
                                             territories

July 1993      Naylor Industries, Inc.      Insituform and NuPipe
                (parent of Insituform        licensee, Gulf coast
                Gulf South, Inc.)            territories

December 1992  H.T. Schneider, Inc.         Insituform and NuPipe
                (parent of Insituform of     licensee, New England
                New England, Inc.)

December 1992  Insituform Canada Limited<F3>Insituform and NuPipe
                                             licensee, Canada<F4>

November 1992  Pipeline Rehabilitation      Paltem licensee
                Systems, Inc.

October 1991   United Pipeline Systems,     Tite Liner installer,
                Inc. (including stock        Canada
                of United Corrosion Cor-
                poration, its parent)

April 1991     Insituform Southwest<F5>     Insituform and NuPipe
                                             licensee, south-
                                             western U.S.
                                             territories

March 1991     United Pipeline Systems      Tite Liner installer,
                USA, Inc.                    U.S.
___________________

<F1> renamed IMA Merger Sub, Inc. ("Enviroq")
<F2> two-thirds of stock acquired
<F3> remaining 49% minority interest acquired
<F4> effective October 1995, Insituform Canada Limited divested its open-
cut sewer and water pipeline construction and rehabilitation operations
<F5> remaining two-thirds interest acquired

     As used in this Annual Report on Form 10-K, the term the "Company" refers to the Company and, unless the context otherwise requires, its direct and indirect subsidiaries. For certain information concerning each of the Company's industry segments and domestic and foreign operations, see Note 16 of the Notes to the Company's Consolidated Financial Statements included in response to

"Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K," which information is incorporated herein by reference.

IMA MERGER

     On October 25, 1995 (the "Effective Time"), pursuant to the provisions of an Agreement and Plan of Merger dated as of May 23, 1995 (the "IMA Merger Agreement") among the Company, ITI Acquisition Corp., a wholly-owned subsidiary of the Company ("ITI Sub"), and IMA, ITI Sub merged into and with IMA as a result of which IMA became a wholly-owned subsidiary of the Company. IMA's operations historically have entailed the application of various trenchless and other technologies to solve problems requiring rehabilitation, new construction and improvement of pipeline systems, including sewers, industrial waste lines, slurry lines and oil field and industrial process pipelines. IMA, together with its subsidiaries, is licensed by the Company to provide the Insituform technology in all or a portion of 22 states, Puerto Rico and the U.S. Virgin Islands, and holds the Ashimori License and the worldwide rights to the Tite Liner Process. Rehabilitation process revenues, primarily derived by IMA from the Insituform Process as a licensee of the Company, accounted for approximately 68% of IMA's contract revenues during its last full fiscal year reported prior to the Effective Time.

     In accordance with the terms of the IMA Merger, holders of the class A common stock, $.01 par value (the "IMA Class A Common Stock"), of IMA became entitled to receive 1.15 shares of the class A common stock, $.01 par value (the "ITI Common Stock"), of the Company for each share of IMA Class A Common Stock held. Prior to the consummation of the IMA Merger, each share of the class B common stock, $.01 par value (the "IMA Class B Common Stock"), of IMA was converted into one share of IMA Class A Common Stock in accordance with its terms. At the Effective Time, in effectuation of the foregoing terms, the Company became obligated to issue an aggregate of approximately 12,450,896 shares of ITI Common Stock to stockholders of IMA.

TECHNOLOGIES

     Pipeline System Rehabilitation

     The Insituform Process. The Insituform Process for the rehabilitation of sewers, pipelines and other conduits utilizes a tubing made of a polyester-fiber felt, the Insitutube, which is constructed with a strong, smooth, watertight polyolefin coating on the outside. The Insitutube is custom manufactured to the diameter, length and other characteristics of the pipe, sewer or conduit to be repaired.

     A pipe to be repaired is first cleaned by removing tree roots and other debris and a remote-controlled video camera is inserted into the pipe to inspect it and in order to make a recording of the location of the lateral connections for use in subsequent re-opening of the connections. If necessary, the section of pipe to be rehabilitated is bypassed from the balance of the pipeline system. Services to users in the affected section are usually not disconnected but usage may be curtailed to prevent excess back-up in the lateral connections.

     In the case of a typical sewer pipe to be repaired by the Insituform Process, access is gained through an existing manhole. Prior to the installation, the Insitutube is saturated throughout its length with a thermosetting liquid resin. In most cases, the Insitutube is installed using pressure from a column of water maintained inside an inversion tube, and the Insitutube is turned inside out and advanced through the pipe to be repaired with the resin-saturated surface held against the surface of the existing pipe. The smooth-coated side of the Insitutube forms the new interior surface of the pipe. After the Insitutube is fully extended through the pipe to be repaired, the water inside the Insitutube is heated to a prescribed temperature in order to cause the thermosetting liquid resin to harden, or cure. Essentially, the Insituform Process creates a "pipe within a pipe," the Insitupipe. Each end of the Insitupipe is cut off at the manhole walls and the flow is re-established.

     During the installation of the Insitutube, smaller lateral lines feeding into the existing pipe are temporarily blocked. Lateral lines are side connecting pipes, typically between four and six inches in diameter, which discharge flow from homes and businesses into the main pipe undergoing repair. To complete the installation, the Insitupipe must be cut, or routed out, at the lateral junctions to re-establish the flow from these laterals. A remote-controlled cutter, the Insitucutter(R), and a video camera are inserted into the pipe and used to open the lateral lines into the pipe. The Company's lateral rehabilitation service includes the cleaning, inspection, evaluation and rehabilitation of laterals, utilizing the Insituform Process.

     The NuPipe Process. The NuPipe Process entails the manufacture for the Company of a folded replacement pipe from a thermoplastic material which is stored on a reel in a reduced shape. The pipe is heated at the installation site in order to make it flexible enough to be inserted into an existing conduit, pulled into place and then sequentially expanded to match the existing conduit by internal heat and pressure creating a tight fit against the conduit being repaired. In this position, the now expanded NuPipe is subjected to internal pressure, and cooled to create a new pipe for permanent installation, with lateral connections then cut from within.

     The NuPipe Process requires little or no excavation for installation. In addition, the NuPipe Process does not materially reduce the diameter of the existing pipe, eliminates most of the annular space between the new rounded pipe and the original pipe, and reduces the need for grouting the main pipe. Because the pipe is tight-fitting and jointless, flow capacity in most cases is at least equal to that of the existing pipe, or is improved. The

NuPipe Process involves manufacture of pipe in continuous lengths of standard pipe diameters, rather than custom manufacture for specific applications, as is the case with the Insituform Process, making it suited for small-diameter pipes.

     Ashimori Products. The Paltem-HL system, which the Company has the exclusive license from Ashimori to offer in substantially all of North America, is a process for rehabilitating pressure pipes. The system utilizes a woven polyester hose with an elastomer coating called a PAL-Liner(TM), which is custom-manufactured to the dimensions of the pipe to be rehabilitated. Prior to installation, the PAL-Liner hose is coated with a pre-determined amount of epoxy resin. Compressed air or other suitable means is then used to invert and propel the PAL-Liner through the pipe from an access pit. After the PAL-Liner reaches a receiving pit, the resin hardens and the PAL-Liner forms a smooth, pressure resistant lining on the inside surface of the pipe.

     In addition to the Paltem-HL system, the Ashimori License provides for the rights to utilize, manufacture and sell the following Ashimori Products, which are in various stages of development: (i) the Paltem-Apollo(TM) system, a process for point repair by pulling a specially designed robot together with Apollo-Liner into the pipe, inflating and light-curing the liner to form a new rigid pipe at the spot to be repaired, including a system for forming a new pipe at the point of connection of the lateral to the main pipe and reconnecting the lateral; (ii) the Paltem-Frepp(TM) system, a process for restoration of pipes by pulling a partially folded Frepp-pipe into the pipe and reforming it to form a new pipe within the pipe; (iii) Paltem-March(TM) products, which are non-woven fiber tubes with a seamless coating used in pipeline rehabilitation; and (iv) the Paltem-SZ(TM) system, a process for restoration of sewer pipes by pulling SZ-Liner into the pipe, inflating, and forming a new rigid pipe within a pipe utilizing heat-curing resin applied to the liner.

     Corrosion and Abrasion Protection

     The Company's Tite Liner Process is a method of lining pipelines with a corrosion and abrasion resistant pipe in order to extend system life. Oil field, natural gas distribution lines and certain industrial process systems typically utilize steel pipe, which is subjected to highly corrosive fluids and gases, while slurry lines used in mining operations are subjected to highly abrasive flows. The Tite Liner Process utilizes a polyethylene liner which is diameter-reduced in a roller box and then pulled through a steel pipe. When the pulling tension is released, the liner expands to create a tight fit against the host pipe's inner wall. After installation, the ends of the polyethylene pipe are finished by formation of a flange.

     In view of the start-up nature of operations conducted by the Company under the UltraPipe(R) name, and as a result of the IMA Merger, the Company has consolidated such operations with IMA's larger corrosion and abrasion protection activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning the Company's determination to divest operations utilizing the UltraPipe technologies for certain offsite applications.

     Tunnelling

     Tunnelling is a trenchless, subterranean construction process that generally is utilized for the construction of pipeline systems. In the Company's tunnelling operations, the crew first digs a work shaft and then constructs the tunnel, installs pipe in the new tunnel and backfills the newly-constructed pipeline with grout. The Company utilizes seven tunnelling machines to construct two to fourteen-foot diameter tunnels into which pipes are inserted. Four of the Company's large diameter tunnelling machines are state-of-the-art, earth-pressure-balanced tunnelling machines, designed to reduce costs and risks of subsidence, and improve competitiveness, by virtue of the ability to tunnel without de-watering the surrounding soils, and two other machines operated by the Company are capable of mining in hard rock.

DIRECT INSTALLATION AND OTHER CONSTRUCTION ACTIVITIES

     The Company's direct installation operations utilizing the Insituform Process and its other construction activities accounted for approximately 91% of the Company's consolidated revenues in 1995. Such operations are conducted in North America principally through subsidiaries which hold the Insituform Process and NuPipe Process licenses for 41 of the 50 states (and a portion of another state), in addition to Puerto Rico and the U.S. Virgin Islands, and all of Canada, and the rights in substantially all of North America to the Paltem system and certain other products under a license from Ashimori. Outside of North America, the Company conducts Insituform Process or NuPipe Process direct installation operations through its subsidiaries in the United Kingdom and France.

     The worldwide rights to the Tite Liner Process are applied by United Pipeline Systems USA, Inc. and, through its United Pipeline division, Insituform Canada Limited ("Insituform Canada"), both subsidiaries of the Company. During 1994, Tite Liner operations commenced in Chile through a newly-organized subsidiary, United Sistema de Tuberias Ltda. ("United Chile"). Following consummation of the IMA Merger, and in view of the start-up nature of operations conducted by the Company under the UltraPipe name, the Company has consolidated such operations with IMA's larger corrosion and abrasion protection activities.

     Direct trenchless installation operations are organized into field installation and construction crews. Each Insituform and NuPipe field unit is typically composed of crews responsible for cleaning and preparation, installation, and video/cutter operations, respectively, and is equipped with a high-pressure-water cleaning truck, a boiler truck, a refrigeration truck, a television van with cutting apparatus, other support trucks and vans, and pumping and safety equipment. Each Paltem crew is typically equipped with a turning truck, resin mixers, pulling machine and other supporting trucks and equipment. Installation crews engaged in the Company's corrosion and abrasion protection work are typically equipped with a wire line unit, roller boxes, fusion machines, a spool trailer, pickup trucks and other supporting trucks and equipment.

     The Company's Affholder, Inc. subsidiary offers a broad range of traditional pipe rehabilitation and construction services, including tunnelling, point repairs, shaft work and pipe cleaning. Effective October 31, 1995, Insituform Canada sold the assets utilized in its multi-service, open-cut sewer and water pipeline construction and rehabilitation operations to certain members of its management, after transferring its micro-tunnelling equipment to Affholder, Inc. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

     The direct installation business of the Company is project-oriented, and contracts may be obtained through competitive bidding, usually requiring performance at a fixed price. The profitability of these operations to the Company depends upon the ability to estimate costs accurately, and such estimates may prove to be inaccurate as a result of unforeseen conditions or events. A substantial proportion of the work on any given project may be subcontracted out to third parties by the Company.

     Proper trenchless installation requires certain expertise that is acquired on the job and through training, and, if an installation is improperly performed, the Company may be required to repair the defect, which may involve excavation. The Company, accordingly, has incurred significant costs in establishing new field installation crews, in training new operations personnel and in equipping its direct installation staff. The Company generally invoices installation revenues on a percentage-of-completion basis. Typically, collection from governmental agencies is made within 60 to 90 days of billing.

     The Company is required to carry insurance and bonding in connection with certain direct installation projects, and, accordingly, maintains comprehensive insurance policies, including workers' compensation, general and automobile liability, and property coverage. The Company believes that it presently maintains adequate insurance coverage for all direct installation activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning contingencies related to insurance maintained in connection with operations of Naylor Industries, Inc. ("Naylor") that were divested before the acquisition of Naylor by the Company. The Company has also arranged bonding capacity for bid, performance and payment bonds. Typically, the cost of a performance bond is approximately 1% of the contract value. The Company is required to indemnify surety companies for any payments the sureties are required to make under the bonds.

     The Company's principal direct installation and other construction activities are conducted by direct or indirect wholly-owned subsidiaries, except for the following subsidiaries that are less than wholly-owned:

     Subsidiary         Processes    Territory     Interest
     ----------         ---------    ---------     --------
     United Sistema de  Tite Liner   Chile<F1>     60% of
      Tuberias Ltda.                                stock<F2>

     Insituform France  Insituform   France        66-2/3% of
      S.A.                                          stock<F3>

     Midsouth Partners  Insituform   Tennessee,    57-1/2%
                        NuPipe        portions of   general
                                      Kentucky and  partnership
                                      Mississippi   interest<F4>
_______________________

<F1> Jurisdiction of incorporation.

<F2> The remaining interest is held by Inversiones Bellavista S.A.
("IBS"). The
     Company's arrangements provide for IBS' option to purchase an additional
     10% of the equity of United Chile upon terms to be defined.

<F3> The remaining interest is held by a subsidiary of Lyonnaise des Eaux S.A.

<F4> The Company holds a 15% partnership interest through
Insituform
     California, Inc. ("ICI"), a wholly-owned subsidiary, and, as a result of the IMA Merger, an additional 42.5% interest through a wholly-owned subsidiary of Enviroq. The remaining interest is held by a subsidiary of
     Insituform East, Incorporated ("Insituform East"), an independent licensee.

     The management and conduct of the business of Midsouth Partners is vested in a management committee comprised of one representative of ICI, three representatives of the Insituform East subsidiary, and three representatives of the Enviroq subsidiary. Partnership interests in Midsouth Partners may not be transferred by the subsidiaries holding such interests, nor may there be a change in control of any partner, without the approval of all partners. See "Item 3. Legal Proceedings" for a description of arbitration proceedings initiated by Insituform East, claiming that an event of default occurred under the Midsouth Partners partnership agreement as a result of both IMA's acquisition of the pipeline rehabilitation business of Enviroq (the "Enviroq

Acquisition") and the IMA Merger. Insituform East has also purported to exercise its alleged rights as a non-defaulting partner to name a majority of the members of the management committee, an action to which the Company has objected.

MANUFACTURING AND PRODUCT SALES

     The Company's manufacturing and product sales operations accounted for approximately 7% of the Company's consolidated revenues in 1995. Product sales to licensees acquired by the Company are, under the purchase method of accounting, eliminated from the Company's consolidated revenues subsequent to the respective acquisitions of such licensees by the Company. In addition, as a result of accounting for the IMA Merger as a pooling-of-interests, product sales to IMA are eliminated for all periods including those prior to such transaction.

     Although the Company's Insituform license agreements typically contain no requirement that licensees purchase equipment or materials from the Company, the Company sells Insitutubes and related products utilized in the Insituform Process pursuant to supply contracts with its domestic Insituform licensees. Under the current term of the Company's domestic supply arrangements, the licensee purchases from the Company a specified percentage (60% or 90%) of its Insitutube requirements, unless excused in certain circumstances, subject to minimum annual purchases by the buyer and maximum required sales by the Company. Prices under such contracts are fixed, subject to limited annual increases by the Company. Such contracts are renewable on an annual basis.

     In Europe, Insituform Linings Plc ("Linings"), a joint venture between the Company and five licensees, manufactures and sells Insitutube linings. The Company owns 51% of the equity of Linings, but does not control a majority of its board. In 1992, the Company inaugurated its Insitutube manufacturing facility in Matsubuse, Japan.

     The Insitutube is manufactured by the Company in varying lengths, diameters and thicknesses to accommodate the requirements of each specific installation. The average lead time necessary to produce the custom manufactured Insitutube varies from one to two weeks depending principally on the length, thickness and diameter required. The Company maintains an inventory of the plain and coated materials used in the manufacture of Insitutubes and a small inventory of the most common diameters and thicknesses of Insitutubes.

     While raw materials used in the Company's Insituform products are typically available from multiple sources, the Company's historical practice has been to purchase the Insitutube materials from a limited number of suppliers. The Company maintains its own felt manufacturing facility contiguous to its Insitutube manufacturing facility in Batesville, Mississippi. The Company believes that resins are readily available from a number of major corporations and, as described under "Investments" below, has terminated its joint venture arrangements with respect to resins. The Company believes that the sources of supply in connection with its Insituform operations are adequate for its needs and that it is not substantially dependent upon any one supplier.

     In connection with the introduction of the NuPipe Process, each domestic licensee has entered into supply agreements pursuant to which the licensee is required to purchase from the Company all of its requirements for the thermoplastic pipe utilized in the application of the NuPipe Process. Prices under each supply agreement are subject to limited increases by the Company. Each supply agreement is automatically renewed for successive periods of two years each, unless the licensee exercises a non-renewal option, which is available if the Company's quality and prices are not competitive with commercially practicable alternative sources. The Company has not received notice of exercise of any such non-renewal option.

     The Company's supply agreement with an unaffiliated party, under which the Company was entitled to purchase pipe to satisfy its licensees' NuPipe requirements, expired in June 1995, and the Company has been engaged in discussions with such supplier with respect to the extension of the arrangement through the end of 1998, subject to automatic renewal unless one party terminates upon at least twelve months' prior notice and to minimum purchases by the Company. The Company believes that alternative sources of supply for its pipe requirements in connection with the NuPipe Process are available. If the Company were unable to obtain its NuPipe requirements under its existing third party arrangements, the Company might be adversely affected until arrangements with alternative sources are formulated.

     The Company currently purchases the PAL-Liner it uses from Ashimori. The Company expects that it will perform the coating function necessary in manufacturing PAL-Liner for substantially all of its requirements at some future time. Longer term, the Company expects to weave the lining material to further vertically integrate its PAL-Liner operations. See "Item 2. Properties" for information concerning the Company's consideration of additional manufacturing capacity in connection with the expansion of its activities with respect to commercialization of the Ashimori Products.

     The Company manufactures certain equipment used in its corrosion and abrasion protection operations, and, in connection with any licenses to unaffiliated parties, will sell such equipment to its licensees. In December 1993, the Company determined to discontinue certain off-site rehabilitation operations from its plant in Dallas, Texas. The Company subsequently determined to abandon its efforts to find a purchaser for such division and to shut down the Dallas facility. See Note 15 of the Notes to the Company's Consolidated Financial Statements included in response to

"Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K."

LICENSING OPERATIONS

     The Company grants licenses for the Insituform Process, covering exclusive and non-exclusive territories, to licensees who provide sewer and pipeline repair and rehabilitation services to governmental, industrial and commercial users throughout their respective licensed territories. The licenses generally grant to the licensee the right to utilize the know-how and practice the invention of the patent rights (where they exist) relating to the Insituform Process, to use the Company's copyrights and to use the trademark "Insituform."

     During 1995, the Company entered into a new Insituform license agreement covering New Zealand. At present, the Insituform Process is commercialized under license by an aggregate of 33 unaffiliated licensees and sublicensees. From time to time, in those territories which do not justify the granting of a license, the Company also appoints agents which promote the Insituform Process and secure contracts to be performed by the Company or its licensees. During the year ended December 31, 1995, license fees and royalty income from the Company's Insituform licensees represented approximately $6.4 million, or approximately 2% of consolidated revenues. Royalties from licensees acquired by the Company are eliminated from the Company's consolidated revenues subsequent to the respective acquisitions of such licensees by the Company. In addition, as a result of accounting for the IMA Merger as a pooling-of-interests, royalties from IMA are eliminated for all periods including those prior to such transaction.

     Effective in December 1990, NuPipe, Inc., a wholly-owned subsidiary of the Company, entered into licenses granting the exclusive right to commercialize the NuPipe Process in assigned territories covering the United States, Puerto Rico and the United States Virgin Islands. NuPipe International, Inc., a wholly-owned subsidiary of NuPipe, Inc., has entered into a number of licensing arrangements outside of the United States, and has identified, and is engaged in discussions with, additional prospective licensees. During the year ended December 31, 1995, the Company recognized royalty income from its NuPipe licensees in the amount of approximately $.2 million, or approximately .1% of consolidated revenues.

     Pursuant to the Ashimori License, the Company is obligated to enter into a license granting to Ashimori the exclusive right to use the Tite Liner Process in Japan, in exchange for royalties of 7% on installations. As a result of the Company's acquisition during 1994 of certain territories initially reserved by the seller of the UltraPipe technologies, the Company assumed the seller's obligations under the grant of an exclusive license of such technologies for much of the Middle East, in exchange for royalty payments based upon gross profits. The Company is engaged in discussions with such licensee to modify such arrangements, and to extend to such licensee a license covering application of the Tite Liner Process in such territory. During 1995, the Company's arrangements with respect to the licensing of UltraPipe in Africa south of the equator were suspended.

     Insituform License Agreements

     Each licensee has entered into an agreement with the Company setting forth the rights and obligations of the parties with respect to the exploitation of the Insituform Process. Each of the Company's domestic Insituform licensees (including its unaffiliated licensees, which hold the rights to use the Insituform Process in eight states and a portion of another state) pays a minimum annual royalty, which varies according to the population of the licensed territory, against a royalty of 8% of the gross contract price of all sales and contracts utilizing the Insituform Process, including any preparatory and finishing work performed and subject to specified allowances. Domestic licensees are also obligated to pay a royalty surcharge of 8% to 12% of their sales and contracts utilizing the Insituform Process outside of their licensed territories. The amount of such surcharges are then paid by the Company to the domestic licensee in whose territory the installation was performed.

     In the event any domestic Insituform licensee has, for any year, produced to the Company an acceptable plan for marketing and sales penetration, minimum royalties otherwise established for such year will not apply, subject to achievement of performance objectives established with respect to utilization of the Company's trenchless rehabilitation processes. In addition, the Company is obligated to pay to Insituform East one-half of one percent of the gross contract value of certain contracts using the Insituform Process entered into by licensees introduced to the Company by Insituform East's predecessor-in-interest, SAW Associates, and also one-half of one percent of the reported turnover of Insituform East.

     Insituform licensees outside of the United States are obligated to pay royalties, calculated by reference to the gross contract price of all contracts utilizing the Insituform Process, ranging from 5% to 8%. Foreign licenses may also provide for minimum annual royalties as well as initial license fees and trademark fees.

     The Company requires its licensees to be well-trained and fully qualified in the installation and service of the Insituform Process. The Company typically establishes certain financial, professional and operating requirements which must be met by each licensee. In addition to possessing adequate capital and competent technical personnel each licensee must demonstrate an ability to market the Insituform Process aggressively to potential users within its territory.

     Any improvements or modifications a licensee may make in the Insituform Process during the term of the license agreement becomes the property of the Company or are licensed to the Company. The Company is generally required to disseminate all information with regard to the Insituform Process developed by it or any licensee to all licensees, without any additional royalty.

     Should a licensee fail to meet its royalty obligations or other material obligations, the Company may terminate the license. Many licensees (including all domestic licensees), upon prior notice to the Company, may also terminate the license for any reason. The Company may vary the agreement used with new licensees according to prevailing conditions.

     NuPipe Process License Agreements

     In consideration for its NuPipe license, each domestic NuPipe licensee (including its unaffiliated licensees, which hold the rights to use the NuPipe Process in eight states and a portion of another state) has paid an initial license fee of $60,000 and has agreed thereafter to pay a royalty of 6.75% of the gross contract price (including sales) of all contracts to the extent covering installations performed utilizing the NuPipe Process. "Gross contract price" is defined to include preparatory and finishing work and does not exclude certain allowances as does the comparable calculation utilized by the Company for domestic Insituform royalties. If the licensee commercializes the NuPipe Process outside of its assigned territory, it will be obligated to pay to the Company, for repayment in turn to the licensee assigned such territory, 10.125% of the gross contract price of such installations. In connection with its introduction in 1995 of a second fold and formed product, the Company has offered domestic licensees the right to elect to modify royalty calculations so as to be based upon linear feet of pipe delivered, but has not completed such arrangements with its unaffiliated licensees.

     Each domestic NuPipe licensee has committed to use its best efforts to create a demand for the NuPipe Process within the territory covered by its license and to use its best efforts to fill such demand. In furtherance of its commitments under the license, each domestic licensee has agreed that in order to maintain the license it will, during each year of the term of the license, complete contracts covering the repair, rehabilitation or reconstruction in its territory of the minimum quantities of length of pipeline as established under the license, by utilizing certain of the Company's trenchless rehabilitation processes.

     Each domestic licensee has, pursuant to its license, entered into a supply agreement with the Company relating to its requirements of the thermoplastic pipe utilized in the application of the NuPipe Process, as described under "Manufacturing and Product Sales" above. Domestic NuPipe licensees are subject to terms similar to those in the Company's Insituform licenses with respect to maintenance of quality standards, rights in improvements to the process and termination of the license.

     The Company has entered into licensing arrangements covering Sweden and Switzerland, and also, through affiliates, introduced the NuPipe Process in the United Kingdom and Canada. In consideration for its NuPipe license, each unaffiliated foreign NuPipe licensee has paid an initial license fee, and each foreign licensee remains obligated to pay a royalty of 8% of its net invoices in connection with the operation of the NuPipe Process in its exclusive territory, subject to minimum royalty payments, throughout the life of the 20-year agreements. Under the agreements, the licensees have committed to use their best efforts to promote the operation of the NuPipe Process in their respective territories, but may, upon six months prior notice, terminate the license. The licensor may also terminate the license in the event the licensee fails to make payments when due or fails to meet its other material obligations. Foreign licensees have granted to the licensor a non-exclusive, royalty free license, without limit of time, covering all improvements to the NuPipe Process that the licensees may develop or acquire.

     NuPipe Acquisition Arrangements

     Under the terms of the agreement pursuant to which the Company acquired the NuPipe Process, the Company was obligated to make ongoing payments to the former stockholders of the predecessor of NuPipe, Inc. until the later to occur of 15 years after the closing of the transaction or the expiration of all patents or copyrights granted with respect to the NuPipe Process. Payments amounted to 35% of the royalty income collected by the Company in connection with the NuPipe Process from unaffiliated and affiliated licensees. Until such arrangements were modified in October 1994, one-half of such payments were made in cash and one-half in shares of the Series C Cumulative Non-Voting Preferred Stock, $.10 par value ("Series C Preferred Stock"), of the Company; in October 1994, all such shares were repurchased, and the parties agreed that payments would thereafter be made solely in cash. In March 1995, the Company exercised an option, granted in October 1994, to acquire all rights to such contingent payments in exchange for the Company's notes aggregating $1,000,000, payable over three years, and accruing interest at 5.4% per annum (reflecting the rate of return on the Series C Preferred Stock).

INVESTMENTS IN LICENSEES

     The Company makes investments in its licensees, and enters into joint ventures, from time to time so as to encourage additional royalties and sales of its products and further enable the Company to influence and participate in the exploitation of its trenchless rehabilitation processes. During the three years ended December 31, 1995, the Company did not record earnings from any such investment that were material to the Company's results of operations. See Note 6 of the Notes to the Company's Consolidated

Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K." The Company has divested minority positions in licensees as appropriate opportunities arose, in order to focus on supporting licensee operations through more active marketing, research and development and technical support efforts.

     The Company, through its subsidiary, Insituform Technologies Limited ("ITL"), holds one-third of the equity interest in Insituform Brochier Rohrsanierungstechnik GmbH ("Insituform Brochier"), the Company's licensee of the Insituform Process in Germany. Pursuant to Insituform Brochier's joint venture agreement, ITL granted an exclusive Insituform license to Insituform Brochier covering central and southern Germany (the remaining territory of which is covered by licenses assigned by another joint venturer or subsequently extended by IGL). Under the joint venture arrangements, the managing director of Insituform Brochier is appointed by the unanimous agreement of the parties, and the joint venture partners have rights-of-first-refusal in the event any party determines to divest its interest.

     The Company holds additional investments in licensees as follows:

Licensee               Processes    Territory           Interest
- --------               ---------    ---------           --------
N.V. K-Insituform S.A. Insituform   Belgium,            50% joint
venture
                                    Luxembourg
interest<F1>

Ka-Te Insituform A.G.  Insituform   Switzerland,        50% joint
venture
                                    Liechtenstein and
interest<F2>
                                    Voralberg, Austria
_____________________

<F1>    The remaining interest is held by N.V. Kumpen.
<F2>    The remaining interest is held by Ka-Te Holding A.G.

    The interests in the Company's Belgian joint venture, formed in April 1993, and its Swiss joint venture, formed in September 1993, are subject to its partners' right-of-first-refusal.The Company's joint venture in Belgium is managed by four directors, two named by the Company, who are responsible for technical and financial matters, and two named by N.V. Kumpen, who are responsible for marketing, sales and general management. The Company's Swiss joint venture is managed by three directors, with unanimity required of the directors, or of the shareholders, to take certain actions. Of the directors of the Swiss joint venture, one is named by Ka-Te Holding A.G., who is responsible for marketing, sales and general management, one is named by the Company, who is responsible for technical and financial matters, and a third is named by the Company with the approval of its partner, which may not unreasonably be withheld.

    Until March 1995, the Company was also a party to a joint venture, called Enhansco, which develops, blends and sells resins used in connection with the Insituform Process. At such date, the Company's joint venture partner purchased the Company's one-half interest in the joint venture for the sum of $400,000, one-half of which was paid within 30 days of closing and the remainder of which is due on December 31, 1997. The Company has agreed that it will not compete with the continuing resin business of the joint venture for a period of three years after such buy-out.

    In April 1995, the Company disposed of its investment in approximately 7% of the share capital of Enviroq as a result of IMA's Enviroq Acquisition. Pursuant to such transaction, the Company holds a comparable percentage of the share capital of New Enviroq Corporation (renamed Enviroq Corporation; "New Enviroq"), which was distributed by Enviroq to its stockholders immediately prior to the Enviroq Acquisition. New Enviroq holds the assets and liabilities related to Enviroq's prior interest in Synox Corporation (engaged in developing and testing a process for the treatment of municipal wastewater "sludge") and in Sprayroq Corporation (which offers a spray-applied resinous product used in rehabilitation of manholes, among other applications).

    See "Direct Installation and Other Construction Activities" above for a description of the Company's interest in Midsouth Partners which, following the IMA Merger, has been consolidated in the Company's results of operations. A partner of Midsouth Partners has purported to exercise its alleged rights as a non-defaulting partner to name a majority of the members of the management committee of Midsouth Partners, an action to which the Company has objected.

MARKETING

    The Company markets its technologies primarily to the municipal wastewater and industrial markets worldwide and natural gas distribution market in North America. The Company's product managers and engineers develop strategies and design products intended to meet the needs of customers in each of these markets. In addition, the Company produces sales literature and presentations, participates in trade shows, conducts national advertising and executes other marketing programs for the Company's own sales force and those of unaffiliated licensees. The Company's unaffiliated licensees are responsible for marketing and selling the Company's trenchless rehabilitation processes in their respective territories, and each has a staff for that purpose.

    The municipal wastewater market has historically represented the single largest segment for the Company's trenchless rehabilitation services. The Company expects this segment to remain the largest part of its business for the foreseeable future. In response to competition from other providers of trenchless technologies, the Company's strategy is to differentiate its products based on design and performance benefits. The Company attempts to build long-term relationships with its customers for the utilization of the Company's complete line of rehabilitation products and services. The Company utilizes its own sales force (or that of unaffiliated licensees) with a view toward having its technologies permitted or required in bid specifications.

    The Company believes that the industrial market represents significant opportunities for the use of the Company's trenchless rehabilitation products and services. The Company's processes are used to stop leakage in difficult-to-access pressurized pipes, achieve containment of industrial effluents and restore structural integrity to underground wastewater and storm sewers. The Company has designated industrial managers in various locations who develop industrial business and then serve as project managers for the duration of the projects. In areas not directly served by the Company, the Company's unaffiliated licensees are responsible for marketing and selling the Company's products to the industrial market.

    The Company believes that its tunnelling operations strengthen its relationships with its customers by positioning the Company as a problem solver for pipeline systems and enhance its capacities to perform large-diameter installations of the Insituform Process.

    The Company markets the Paltem-HL hoselining system in substantially all of North America to natural gas distribution companies, in order to renew both mains and services connections which are suffering from the effects of corrosion or similar deterioration. The Company believes that the greatest need for trenchless renewal of gas pipelines is in cities located in the Northeast and on the West Coast which have older pipe systems in need of repair or rehabilitation. The Company utilizes its own sales representatives in these areas who work with gas companies to educate them about the advantage of using the Company's trenchless technologies.

    The Company offers the Tite Liner system worldwide for use in oil and gas field systems, which typically utilize steel pipe that is subjected to highly corrosive fluids and gases, and in mining slurry lines, which typically are subjected to highly abrasive flows. The Company believes that customers in the oil and gas and mining markets will continue to look for ways to improve and extend the useful life of their facilities rather than to replace their existing pipelines.

    The Company expects to continue licensing the Insituform Process and the NuPipe Process pursuant to existing arrangements and in those additional areas of the world in which the Company's management believes it would not be profitable for the Company to exploit such processes directly. The Company intends to continue to investigate the formation of subsidiaries and other affiliates, including joint ventures, which will directly provide installation services utilizing the Company's processes.

    No customer accounted for more than ten percent of the Company's consolidated revenues during the years ended December 31, 1995, 1994 and 1993, respectively.

BACKLOG

    Orders for Insitutubes are generally shipped within one to two weeks after receipt, and, accordingly, no substantial backlog of orders for this product normally exists.

    At December 31, 1995 and 1994, respectively, the Company recorded backlog from construction operations (including projects where the Company has been advised that it is the low bidder) in the amounts of approximately $134.1 million and $101.4 million, respectively. Of such amounts, approximately $25.6 million and $11.7 million, respectively, represent projects where the Company was the low bidder. Backlog at December 31, 1995 included approximately $3.2 million attributable to Insituform France S.A. ("Insituform France"), which was acquired in February 1995, approximately $7.4 million attributable to Insituform Southeast Inc. ("Insituform Southeast"), which was acquired in April 1995, and approximately $2.4 million attributable to the pipeline rehabilitation business acquired from Waterflow Services Limited ("Waterflow") in November 1995. Backlog at December 31, 1995 and December 31, 1994 also included approximately $11.1 million and $5.4 million, respectively, attributable to the Company's corrosion and abrasion protection operations (primarily involving the application of the Tite Liner Process) and approximately $16.2 million and $5.8 million, respectively, attributable to tunnelling operations. The Company anticipates that substantially all construction backlog recorded at December 31, 1995 will be completed in 1996.

SEASONALITY

    Although severe cold weather affects the Company's operations in Canada in the months of December, January, February and March (where, over the past three years, the volume of work performed in the first calendar quarter has averaged 6% of the total year's work), the volume of work reported on a consolidated basis by the Company's licensees (including affiliated licensees) in the first calendar quarter of the year has averaged, for the past five years, approximately 24% of the work they reported over the full year.

COMPETITION

    The pipeline reconstruction, rehabilitation and repair business is highly competitive, and the Company competes against many companies, some of which have far greater financial resources and experience than the Company. Accordingly, there can be no assurance as to the success of the Company's processes in competition with such companies and alternative technologies for pipeline rehabilitation.

    In each of its rehabilitation markets, the Company currently faces competition from more conventional methods, including: (i) total replacement, which is the excavation and replacement of an entire section of pipe; (ii) point repair, which is the replacement of cracked or structurally failed sections of pipes by actual excavation and replacement; (iii) sliplining, which is the insertion of a smaller pipe within an existing deteriorated pipe; and (iv) the placement of gelatinous material, hydraulic cement, or other acceptable material in defective pipes to repair leaks and prevent infiltration in gravity sewers.

    In addition, the Company faces competition from other trenchless processes throughout the world. In the United States, the Company faces competition from several cured-in-place processes and, outside of the United States, from additional cured-in-place processes currently in regional use. The Company also faces competition from several fold and formed thermoplastic processes. Several companies offer in-place polyethylene lining systems which compete with the Company's abrasion and corrosion protection technologies. The Company's trenchless processes may also encounter competition from alternative trenchless approaches such as pipe bursting and other methods.

    The Company's tunnelling operation competes with utility contracting firms throughout North America.

PATENTS AND LICENSES

    The Insituform Process was developed in the United Kingdom in 1971. The Company's commercialization of the Insituform Process has been protected by patents which cover certain aspects of the Insituform Process including the Insitutube construction, the resin saturation process and the process of reconstructing the pipeline. Pursuant to provisions recently adopted under the General Agreement on Tariffs and Trade, patents in force on June 8, 1995 will be entitled to a patent term of the longer of 17 years from issuance or 20 years from the earliest filing date of the patent. The Company currently holds 55 patents in the United States relating to the Insituform Process, the last to expire of which will remain in effect until 2013, and has obtained patent protection in its principal overseas markets covering aspects of the Insituform Process.

    One of the significant patents relating to the Insituform Process, covering the curing of a resin-impregnated tube, has expired in many countries, in particular the United States, Canada, Japan, the United Kingdom and Germany. Another important method patent relating to the Insituform Process, which covers material aspects of the inversion process has also expired in the United States, Canada, Japan, the United Kingdom and Germany. The following patents of the Company relate to the Insituform Process, collectively constituting an integrated product and service:

                  Expiry            Expiry            Expiry
    Expiry
  Patent  U.S.     Date   Canada     Date    Japan     Date    U.K.

   Date
  ------  ----    ------- ------    ------   -----    ------   ----

 -------
   (a)  4366012  02/05/01    --       --       --       --
1423819  01/21/92
   (b)  4434115  02/11/02    --       --       --       --
2096265  02/18/01
   (c)  4446181  05/01/01  1134290 10/26/99  1202781 07/18/98
2031107  09/20/99
   (d)  4581247  01/05/04  1254852 05/30/06    --       --       --

     --
   (e)  4776370  10/11/05    --       --       --       --       --

     --
   (f)  5044405  08/21/09    --       --       --       --       --

     --
   (g)  5108533  10/10/09    --       --       --       --       --

     --
   (h)  5154936  10/05/10    *        *        *        *
0504343  09/19/11
   (i)  5167901  10/05/10    --       --       --       --       --

     --
   (j)  5384086  01/24/12    *        *        *        *
0511260  01/16/11
   (k)  5407630  04/18/12    *        *        *        *
0464121  03/19/10

_____________
   (a) method of serial vacuum impregnation of a resin into an
Insitutube.
   (b) method for remote lining of side connections.
   (c) manufacture of tubular laminates.
   (d) method for lining pipes incorporating the curing of a
resin-impregnated
        liner using a light source.
   (e) apparatus for securing cable to a tubular pipe liner.
   (f) method of installing a lateral lining from the main line by use of a
        carrier tube.
   (g) method of installing a lateral lining from the lateral clean-out to the main.
   (h) apparatus for everting an Insitutube.
   (i) method of everting an Insitutube.
   (j) method of lining pipelines by inverting a tube against a moveable backstop.
   (k) method of lining pipelines using a sealed inversion process.

    * application pending

In addition, in Germany applications for patents (h), (i) and (j) are pending, and an application for patent (d) has been abandoned. In the United Kingdom, in respect of certain classes of patents, any person has the right to compel the patent holder to license such person during the last four years of the patent's life, on such terms as are agreed with the patent holder (including the level and/or amount of royalty) failing which such terms are judicially determined.

    The specifications and/or rights granted in relation to each patent will vary from jurisdiction to jurisdiction. In addition, as a result of differences in the nature of the work performed and in the climate of the countries in which the work is carried out, not every licensee uses each patent, and the Company does not necessarily seek patent protection for all of its inventions in every jurisdiction in which it does business.

    Although the Company believes these patents are important to the business of the Company, there can be no assurance that the validity of the patents will not be successfully challenged or that they are sufficient to afford protection against another company utilizing a process similar to the Insituform Process. The Company's business could be adversely affected by increased competition in the event that one or more of the patents were adjudicated to be invalid or inadequate in scope to protect the Company's operations or upon expiration of the patents. The Company believes, however, that while the Company has relied on the strength and validity of its patents, the Company's long experience with the Insituform Process, its continued commitment to support and develop the Insituform Process, the strength of its trademarks, and its degree of market penetration, should enable the Company to continue to compete effectively in the pipeline rehabilitation market.

    In September 1989, the United States Patent and Trademark Office issued the Company's initial patent covering the NuPipe Process, which was followed by eight additional patent grants. Patents covering the NuPipe Process or the materials used in connection with the NuPipe Process have also been issued in 20 other countries. The Company intends aggressively to pursue the remaining U.S. and foreign patent applications related to the NuPipe Process, but there can be no assurance that any of the remaining patents will issue as a result of such applications, or that any patent granted will be sufficient to afford protection against another company utilizing a process similar to the NuPipe Process.

    The Company believes that the success of its corrosion and abrasion protection operations will depend primarily upon its proprietary know-how and its marketing and sales skills. Under the Company's acquisition arrangements relating to the UltraPipe Process, in addition to a royalty-free license to the seller extending to agricultural irrigation applications worldwide, the Company is obligated, subject to an initial grace period, to make contingent payments calculated on the basis of the length of the pipe lined and other criteria.

    Pursuant to the Ashimori License, the Company holds the exclusive rights to use the patents, trademarks and know-how related to the Ashimori Products, including the rights to manufacture and sell Ashimori Products, for substantially all of North America. Such license currently covers seven United States patents relating to Paltem-HL and the related PAL-Liner. In addition, there are currently five patent applications filed in the United States relating to the Ashimori Products.

    In connection with the Ashimori License, Ashimori was paid an initial license fee of $100,000 and is entitled to receive ongoing royalties of 6% on Paltem-HL and Paltem-March installations and 7% on installations of other licensed Ashimori Products, with a royalty of 5% on sales of liners to which the installation royalty does not apply, in each case due within 60 days of each semi-annual royalty period. Under the Ashimori License, any non-patentable improvements by the Company made to the licensed technology are licensed on a non-exclusive basis to Ashimori, while Ashimori's right to use patentable improvements made by the Company is subject to payment to the Company of mutually agreeable royalties.

    The Ashimori License extends for an initial term of 15 years through 2009 and automatically is renewed for successive one-year terms unless the Company gives notice of non-renewal at least 90 days prior to the end of a term. Commencing with the year ending in September 1998, in the event annual minimum royalties are not met, Ashimori has the right to render the agreement non-exclusive and, in the event minimum royalties are not met for two consecutive years, to terminate the agreement. In addition, the Ashimori License is subject to termination in the event of specified defaults.

PRODUCT DEVELOPMENT

    The Company, by utilizing its own laboratories and test facilities and outside consulting organizations and academic institutions, continues to develop improvements to its proprietary processes, including the materials used and the methods of manufacturing and installing pipe. During the years ended December 31, 1995, 1994 and 1993, the Company spent approximately $7.6 million, $6.2 million and $6.9 million, respectively, on all strategic marketing and product development activities.

EMPLOYEES

    As of December 31, 1995, the Company employed 1,342 individuals, including seven officers, 147 technical specialists and managers, 100 manufacturing staff, 762 direct installation staff, 220 administrative personnel and 106 marketing personnel. Certain of the Company's contracting operations are parties to collective bargaining agreements covering an aggregate of 163 employees. None of the Company's other employees is represented by a labor union, although the Company's United Kingdom operation belongs to a trade association that prescribes minimum terms of employment for members. The Company generally considers its relations with its employees to be good.

GOVERNMENT REGULATION

    The Company and its licensees are required to comply with all national, state and local statutes, regulations and ordinances, including those disclosure and filing requirements relating to the grant of licenses. In addition, the Company's licensees (including the Company's direct installation operations) may have to comply with building code specifications, permit requirements, and extensive bonding and insurance requirements with regard to installation activities as well as with fire regulations relating to the storage, handling and transporting of flammable materials. The Company's manufacturing facilities, as well as its direct installation operations and those of its licensees, are subject to state and national environmental protection regulations, none of which presently has any material effect on the Company's capital expenditures, earnings or competitive position in connection with the Company's present business. However, while the Company's direct installation operations have established monitoring programs relating to the use of solvents in the installation process, further restrictions could be imposed on the use of solvents or the thermosetting resins used in the Insituform Process. The Company believes that it is in material compliance with environmental laws and regulations applicable to it.

    The use of both thermoplastics and thermosetting resin materials in contact with drinking water is strictly regulated in most countries. In the United States, a consortium led by NSF International ("NSF"), under arrangements with the United States Environmental Protection Agency (the "EPA"), establishes minimum requirements for the control of potential human health effects from substances added indirectly to water via contact with treatment, storage, transmission and distribution system components, by defining the maximum permissible concentration of materials which may be leached from such components into drinking water, and methods for testing them. In February 1996, the Paltem-HL and Frepp processes were certified by the NSF for use in drinking water systems. The NSF assumes no liability for use of any products, and the NSF's arrangements with the EPA do not constitute the EPA's endorsement of the NSF, the NSF's policies or its standards. The Company does not currently have an NSF certified Insituform product, but intends to submit an improved product for NSF certification.

EXECUTIVE OFFICERS

    The executive officers of the Company, and their respective ages and positions with the Company, are as follows:

                         Age at          Position with
     Name            March 15, 1996       the Company
     ----            --------------      --------------
James D. Krugman         47              Chairman of the Board


Jerome Kalishman         68              Vice Chairman of the
                                          Board

Jean-Paul Richard        53              President and Chief
                                          Executive Officer

Robert W. Affholder      59              Senior Vice President-
                                          Chief Operating Officer
                                          of North American
                                          Contracting Operations

William A. Martin        54              Senior Vice
                                          President-Chief
                                          Financial Officer

Anthony W. Hooper        48              Senior Vice President-
                                          Marketing and Technology

Raymond P. Toth          47              Vice President-
                                          Human Resources

Joseph F. Olson          51              Vice President-Controller
                                          of North American Con-
                                          tracting Operations

F. Thomas Driver         58              Vice President-Technical
                                          Sales

    James D. Krugman has been Chairman of the Board of the Company since 1988, having served as a director of the Company since 1987, and acted as the Company's Chief Executive Officer in 1989 and 1990. Mr. Krugman has been a partner in the law firm of Krugman, Chapnick & Grimshaw since prior to 1991. Mr. Krugman is also a director and Chairman of the Executive Committee of Hayward Industries, Inc.

    Jerome Kalishman has been Vice Chairman of the Company since
October 1995. Prior to the IMA Merger and since prior to 1991, Mr. Kalishman was Chairman of the Board and Chief Executive Officer of IMA.

    Jean-Paul Richard has been President and Chief Executive Officer of the Company since November 1993. Prior to joining the Company, from 1991, Mr. Richard was a member of the executive team of Varity Corporation, a manufacturer of industrial and farm machinery and equipment, and more recently served as Chief Executive of its Massey-Ferguson Group. From 1990 to 1991, Mr. Richard was Executive Vice President of Asea Brown Boveri, Inc., the North American subsidiary of Asea Brown Boveri. Mr. Richard is also a director of AGCO Corporation.

    Robert W. Affholder has been Senior Vice President-Chief
Operating Officer of North American Contracting Operations of the
Company since October 1995. Mr. Affholder was President of IMA from 1994 to October 1995 and from prior to 1991 to 1993, and was Vice
Chairman of IMA from 1993 to 1995.

    William A. Martin has been Chief Financial Officer of the
Company since 1988, a Vice President from 1989 to January 1993 and a Senior Vice President since January 1993.

    Anthony W. Hooper has been Senior Vice President-Marketing and Technology since August 1994, having served as Senior Vice President-Marketing of the Company from November 1993 to that date. Mr. Hooper was previously, since 1992, President of Huyck Formex/Weavexx Corporation, a North Carolina industrial textile and process equipment manufacturer and subsidiary of BTR, Inc. From prior to 1990 to 1991, Mr. Hooper was employed by Sprout Bauer, Inc., an industrial machinery and systems manufacturer owned by Combustion Engineering, Inc., where he was Vice President-Marketing before becoming President of the Pulp and Paper Division.

    Raymond P. Toth has been the Company's Vice President-Human
Resources since February 1994. Since prior to 1991 and until joining the Company, Mr. Toth was employed as Director of Human
Resources for Sprout Bauer, Inc.

    Joseph F. Olson has been Vice President-Controller of North
American Contracting Operations of the company since October 1995. Mr. Olson was Vice President-Finance and Administration of IMA from prior to 1991 to October 1995.

    F. Thomas Driver has been Vice President-Technical Sales of the Company since October 1995. Mr. Driver was Vice President-Product Development and Manufacturing of IMA from January 1994 to October 1995. Mr. Driver was Senior Vice President-Manufacturing and Research and Development of the Company from January 1993 to January 1994 and its Vice President-Technical Director from prior to 1991 to January 1993.

ITEM 2. PROPERTIES

    The Company's executive offices are located in Memphis, Tennessee, at 1770 Kirby Parkway. The Company's lease of such premises with an unaffiliated party covers 17,885 square feet of office space, at an annual rental of $254,868, plus taxes and operating expenses in excess of a base amount, and expires in 2000.

    The Company's North American contracting operations are based in Chesterfield, Missouri, where the Company owns 38,000 square feet of space on 2.5 acres, 17,000 square feet of which is utilized as office space and the remaining 21,000 square feet of which is used for operations.

    The Company's manufacturing facilities in Memphis, Tennessee are sub-leased from an unaffiliated entity for an initial term of forty years expiring on December 31, 2020. The annual rental cost to the Company during the initial term of the lease is currently $28,956, plus real estate taxes, and increases by varying percentages every five years to $44,952, plus real estate taxes, in 2016 and thereafter. The premises consist of 56,000 square feet of manufacturing space, with an adjoining 6,000 square foot administrative office complex, the cost of a portion of which, together with certain machinery and equipment, was financed from the sale of a $1.5 million industrial development bond and secured by a mortgage on the premises and equipment. See Note 8 of the Notes to the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K," which information is incorporated herein by reference. An additional 2,700 square feet of space added to the facility is used for research and development.

    The Company maintains 87,000 square feet of space on 20 acres of land in Batesville, Mississippi, 27,000 square feet of which is utilized as an Insitutube fabrication facility, 27,000 square feet as a contiguous felt manufacturing facility, 27,000 square feet as warehousing space, and 6,000 square feet as office space. The costs relating to the acquisition, construction and equipping of the Batesville facilities, in the aggregate amount of $5.5 million, were financed from the proceeds of the sale of an industrial development bond and secured by the issuer's title to the property, which is leased to the Company for a term that expires concurrently with maturity of the bond in January 2004. See Note 8 of the Notes to the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K," which information is incorporated herein by reference.

    In January 1995 the Company sold to Linings (a 51%-owned subsidiary), for a sale price of 750,000 pounds sterling, the land and building previously leased to Linings and comprising its Insitutube manufacturing facility located on 1.3 acres and comprising 25,100 square feet of space in Wellingborough, England. The Company leases additional Insitutube manufacturing space in Matsubuse, Japan, and Gurabo, Puerto Rico.

    In support of its direct installation operations, the Company owns facilities in Ossett, England (36,250 square feet), Lemont, Illinois (24,378 square feet), Owosso, Michigan (21,500 square feet), Littleton, Colorado (8,000 square feet), Durango, Colorado (10,000 square feet), Wichita, Kansas (14,125 square feet), Grand Prairie, Texas (9,000 square feet) and Jacksonville, Florida (25,000 square feet). The Ossett and Jacksonville properties are subject to mortgages. The Company manages installation operations from leased sites in the United States in Houston, Indianapolis, Santa Fe Springs, Sacramento and Charlton, Massachusetts, Kent, Washington, Kailua, Hawaii, Hammond, Louisiana and Salem, Oregon; and in Canada in Edmonton, Alberta, Surrey, British Columbia, Pickering, Ontario and Vaudreuil, Quebec. The Company's contracting subsidiaries maintain additional sales and administrative offices in the event required by operations.

    The Company remains party to a lease with an unaffiliated entity entered into by IGL and expiring in April 2015 for a two-story office building comprising 12,226 square feet located in Langley, Berkshire, England. The initial rent under the lease is 245,960 pounds sterling per annum, subject to adjustment every five years based upon the open market rent applicable at that time.

    The foregoing facilities are regarded by management as adequate for the current and anticipated future requirements of the Company's business. In connection with the expansion of its activities with respect to commercialization of the Ashimori Products, the Company will consider establishment of an additional manufacturing facility adjacent to its Batesville plant, and whether to dispose of approximately 5.4 acres in Chesterfield on which, prior to execution of the IMA Merger Agreement, IMA had commenced construction of a manufacturing facility. In order to rationalize the Company's operations combined as a result of the IMA Merger, the Company plans to relocate certain other operations. The Company intends to continue to seek to negotiate terminations of its lease in Langley and of leases on certain additional properties in the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

    On December 15, 1995, the United States District Court for the Western District of Tennessee issued its final judgment and order approving the stipulation of settlement executed by the Company on September 11, 1995 to settle an action initially filed by a shareholder of the Company against the Company and one former and one current officer, alleging various misstatements and omissions relating to, among other things, acquisition and restructuring costs arising from the IGL Acquisition in December 1992, in public disclosures by the Company during the period from October 28, 1992 to May 12, 1993 in violation of, among other things, Rule 10b-5 under the Securities Exchange Act of 1934 (Neil Weinberg, on behalf of himself and all others similarly situated, Plaintiffs v. Insituform Technologies, Inc., William C. Willis, Jr., and William
A. Martin, Defendants (United States District Court for the Western District of Tennessee, Western Division)). On September 30, 1994, the court had ruled on the Company's motion to dismiss the first amended complaint, granting in part and denying in part the Company's motion. The court further granted plaintiffs leave to amend their complaint insofar as defective from a pleading perspective. The Company further filed an answer to the complaint as so amended, denying its material allegations. On April 7, 1995, the court issued its order certifying the action as a class action on behalf of all purchasers of ITI Common Stock during the relevant time period.

    Notwithstanding the Company's belief that it had defenses to the plaintiff's claim that were well grounded in fact and law, on May 23, 1995 the Company entered into a memorandum of understanding to settle such litigation, which was evidenced by the stipulation of settlement approved by the court. Under the settlement, the Company has made a cash payment to class members in the amount of $3.2 million and issued to class members 30,000 shares of ITI Common Stock.

    The Company has initiated proceedings which are pending in the United States District Court for the District of New Jersey (the "New Jersey Proceedings") against Spiniello Limited, Inc. and Spiniello Construction Co. (Civil Action No. 89-4174 (MTB)), alleging infringement of certain of the Insituform patents in connection with conduit relining work to be performed in Pittsburgh by licensees of Kanal-Mueller-Grappe-Frehruhngs-Gesselschaft ("KM"), and in the United States District Court for the Southern District of Texas, Houston Division (the "Texas Proceedings") against Cat Contracting, Inc. et al. (Civil Action No. H-90-1690), alleging infringement of certain of the Insituform patents in connection with conduit relining work performed in Houston by licensees of KM. In both proceedings, defendants asserted counterclaims alleging that suit was brought in bad faith, and certain antitrust violations, and, in the Texas proceedings, defendants alleged that the Company engaged in unfair competition. The New Jersey Proceedings have been stayed pending a final judgment in the Texas Proceedings.

    In June 1991, the jury in the Texas Proceedings rendered its verdict finding that the competitors named as defendants had infringed the Insituform patents at issue, and that such patents were not invalid. The court had also previously severed defendants' antitrust counterclaims, for hearing at a later date. In the continuing proceedings, the court, in August 1991, declined to declare such patents invalid, as was requested by defendants, and did not disturb the jury's verdict finding that the plaintiffs were not liable on the defendant's counterclaims alleging that the suit had been brought in bad faith and that plaintiffs had engaged in unfair competition. The court, however, granted the defendants a new trial on the matter of whether they had infringed certain Insituform patents, under the doctrine of equivalents, setting aside that portion of the jury's verdict, and granting defendants judgment notwithstanding the jury verdict on the issue of literal infringement of that patent.

    In October 1995, the court in the Texas Proceedings ruled that the defendants' serial impregnation processes infringed the Company's patent and issued a permanent injunction against defendants' use of the processes covered by such patent and ordered the parties to proceed to mediation on the issue of damages, the amount of which remains to be determined. Defendants have filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, and the Company has filed a notice of cross-appeal from the 1991 judgment. Furthermore, in February 1996 defendants filed a motion with the Texas district court for a partial new trial alleging that the Company gave knowingly false testimony at the 1991 trial and seeking dismissal of the action and monetary sanctions, which the Company has opposed.

    In August 1995, the Company commenced an action against Spiniello Limited, Inc., Spiniello Construction Co. and certain former employees of the Company's licensees (Insituform (Netherlands) B.V., Insituform North America Corp., Insituform East, Inc,. and Insituform Southeast, Plaintiffs v. Spiniello Limited, Inc., Spiniello Construction Co., Inc., John Ott, Greg McIlwain and Donald Morrow, Defendants (United States District Court, Central District of California, Civil Action No. 95-5484
(GHK)) seeking damages and injunctive relief with respect to, among other things, the alleged infringement of two of the Company's Insituform patents, misappropriation of the Company's trade secrets and unfair competition in connection with rehabilitation work being performed in California. The defendants have denied the material allegations of the complaint and seek, among other things, a declaratory judgment that the subject patents are invalid. In November 1995, defendants were preliminarily enjoined from infringing the Company's serial impregnation patent no. 4,306,012 and from misappropriating various of the Company's trade secrets.

    In November 1995, following completion of the IMA Merger, the action commenced by the Company in Tennessee Chancery Court (subsequently removed by defendants to the United States District Court for the Western District of Tennessee, Western Division) and captioned Insituform North America Corp. and NuPipe, Inc. v. Insituform Southeast, Inc., NuPipe Southeast, Inc., Enviroq Corporation and Insituform Mid-America, Inc., whereby the Company sought a declaratory judgment confirming its action in declining to grant its consent as requested by Enviroq, under the various Insituform and NuPipe license agreements with Enviroq's subsidiaries, in connection with the Enviroq Acquisition, was dismissed at the Company's direction.

    E-Midsouth, Inc., an indirect, wholly-owned subsidiary of the Company as a result of the IMA Merger, is a party to certain arbitration proceedings commenced by Insitu, Inc., a wholly-owned subsidiary of Insituform East, in connection with their respective partnership interests in Midsouth Partners. In December 1994, Insituform East notified Enviroq of its claim that, as a result of Enviroq's execution of its agreement with IMA, an event of default had occurred under the Midsouth Partners partnership agreement, and subsequently sought a declaration to such effect in arbitration, together with unspecified remedies under the partnership agreement. The partnership agreement grants non-defaulting partners the right to require compliance with the agreement, enjoin any breach, seek dissolution of the partnership, and approve representatives to the management committee of the partnership in place of those appointed by the defaulting partner, among other alternatives. In November 1995, Insitu, Inc. amended its claim to allege that as a result of consummation of the IMA Merger, the Company and its subsidiary, ICI, had acted in concert with E-Midsouth, Inc. and IMA, and that, accordingly, ICI was also in default under its obligations as a partner of Midsouth Partners. ICI has denied that it is in default. The American Arbitration Association held hearings on this matter in March 1996. Post-hearing briefs are due in April and May 1996.

    The Company is involved in certain additional litigation incidental to the conduct of its business and affairs. Management does not believe that the outcome of any such litigation will have a material adverse effect on the financial condition or operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

    (c) At the Annual Meeting, the Company's stockholders voted in favor of a proposal to approve the IMA Merger Agreement. The holders of 9,386,533 shares voted in favor of, the holders of 56,391 shares voted against, and the holders of 56,204 shares abstained with respect to approval of such proposal.

    At the Annual Meeting, the stockholders voted in favor of a proposal to approve an amendment of the Certificate of Incorporation of the Company, effective contemporaneously with the consummation of the IMA Merger, to increase the number of authorized shares of ITI Common Stock from 25,000,000 shares to 40,000,000 shares. The holders of 9,329,571 voted in favor of, the holders of 137,423 shares voted against, and the holders of 55,817 shares abstained with respect to approval of such proposal.

    At the Annual Meeting, the stockholders voted in favor of a proposal to approve an amendment of the Certificate of Incorporation of the Company, effective contemporaneously with the consummation of the IMA Merger, to provide for the filling of vacancies on the Company's Board of Directors as contemplated by the IMA Merger Agreement. The holders of 9,338,637 shares voted in favor of, the holders of 90,099 shares voted against, and the holders of 70,312 shares abstained with respect to approval of such proposal.

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

    (d)  Not applicable.

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

        The ITI Common Stock is traded in the over-the-counter market under the symbol "INSUA". The following table sets forth the range of quarterly high and low sales prices commencing after December 31, 1993, as reported on The Nasdaq Stock Market. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

    Period                   High          Low
    ------                   ----          ---
   1995
        First Quarter        $13.00      $11.13
        Second Quarter        14.13       12.00
        Third Quarter         16.63       12.88
        Fourth Quarter        14.88       11.13

    Period                   High          Low
    ------                   ----          ---
   1994
        First Quarter        $15.25      $10.50
        Second Quarter        14.75       12.50
        Third Quarter         13.75       12.50
        Fourth Quarter        13.75       10.88

        As of March 15, 1996, the number of record holders of the Company's Common Stock was 2,152.

        Holders of ITI Common Stock are entitled to receive dividends as and when they may be declared by the Company's Board of Directors. The Company has never paid a cash dividend on the ITI Common Stock. The Company's present policy is to retain earnings to provide for the operation and expansion of its business. However, the Company's Board of Directors will review the Company's dividend policy from time to time and will consider the Company's earnings, financial condition, cash flows, financing agreements and other relevant factors in making determinations regarding future dividends, if any. Under the terms of certain credit arrangements to which the Company is a party, the Company is subject to certain limitations in paying dividends. See Note 8 of the Notes to the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity," which information is incorporated herein by reference.

        Prior to the IMA Merger and for each year covered by the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K," IMA had a policy of paying regular cash dividends, semi-annually in January and July, at an annual rate of $.14 per share of IMA Class A Common Stock and $.1272 per share of IMA Class B Common Stock.


ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data set forth below have been derived from the Company's consolidated financial statements referred to under "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of this Annual Report on Form 10-K, and previously published historical financial statements not included in this Annual Report on Form 10-K. In October 1995 and December 1992, the Company consummated, respectively, the IMA Merger and the IGL Acquisition, each of which the Company has accounted for as a pooling-of-interests and, accordingly, the historical financial statements of the combining companies have been retroactively combined (after adjustments to eliminate intercompany balances and transactions, and to conform reporting periods and accounting methods) as if the companies had operated as a single entity for the periods presented. Certain historical financial data of IMA have been reclassified to conform to the Company's accounting policies. The selected financial data set forth below should be read in connection with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements, including the notes thereto, referred to herein.

                                               Year Ended December
31,

- -----------------------------------------------------
                              1995(1)(2)  1994(3)     1993(4)
1992(5)    1991(6)
                              -------     -------     -------
- -------    ----
                                   (in thousands, except per share
amounts)
INCOME STATEMENT DATA:

Revenues..................  $ 272,203   $ 223,171   $ 151,622
$ 156,219  $ 120,157

Operating costs and
 expenses:

 Cost of revenues.........    186,473     146,248      95,729
  98,169     74,042
 Selling, administrative
  and general.............     51,803      41,511      34,889
  29,873     24,036
 Strategic marketing and
  product development.....      7,636       6,180       6,878
   6,303      7,064
 Merger and restructur-
  ing costs............        14,541(7)     --          (981)
  14,572(8)     733

   Total operating
    income............         11,750      29,232      15,107
   7,302     14,282

Other income (expense):

 Gain on sale of invest-
  ment in Insituform
  Mid-America, Inc........      --          --          --
    --       17,280(9)
Other.....................     (8,120)(10) (2,398)       (468)
   2,859      2,350
Taxes on income...........      3,987      10,457       5,159
   8,907     13,688
Equity in earnings of
 affiliated companies.....        666         570         638
   1,282        289
Income (loss) from
 continuing operations....       (966)(10) 15,667       9,734
   2,288     20,491
Net income (loss).........       (966)     14,503       7,487
   1,748     21,872
Earnings (loss) per share:
 Income (loss) from
  continuing operations...       (.04)        .57         .36
     .09        .90
Discontinued operations...      --           (.04)(11)   (.09)(11)
   (.02)       .01
Extraordinary item........      --          --          --
    --          .05
Cumulative effect of
 accounting change........      --          --            .01
    --        --
 Net income (loss)........       (.04)        .53         .28
     .07        .96
Weighted average common
 and common equivalent
 shares outstanding.......     26,902      27,162      27,206
  24,317     22,738

BALANCE SHEET DATA:

Working capital...........     69,538      46,403      40,724
  31,990     50,904
Current assets............    120,711     106,926      81,102
  67,074     89,696
Property and equipment....     59,773      51,471      40,407
  32,184     28,681
Intangibles...............     73,158      65,268      52,707
  29,489     19,599
Total assets..............    260,300     227,627     177,010
 133,682    140,773
Long-term debt............     82,813      47,347      36,297
   7,675      8,411
Total liabilities.........    137,845     110,310      77,108
  43,652     48,161
Redeemable preferred
 stock....................      --          --            157
      84          5
Total common stock and
 other stockholders'
 equity..................     116,810     114,880     100,106
  90,267     92,435

___________________
(1) In 1995 the Company consummated the acquisition of two-thirds of Insituform France and
    the Enviroq Acquisition, which have been accounted for under the purchase method of
    accounting.

(2) At December 31, 1995 and through the year then ended, a 15% general partnership interest in Midsouth Partners was held by ICI (a subsidiary of the Company) and a 42.5% interest therein were held by a subsidiary of Enviroq; and, as a consequence of the Enviroq
    Acquisition, Midsouth Partners has been consolidated in the Company's financial statements since April 18, 1995. See "Item 3. Legal
Proceedings" for a description of
    arbitration proceedings brought by the remaining partner of Midsouth Partners alleging an event of default by Enviroq under the partnership agreement of Midsouth Partners, and the purported exercise by such partner of its alleged rights as a non-defaulting partner to name a majority of the members of the management committee of Midsouth Partners, an action to which the Company has objected.

(3) In 1994 the Company consummated the acquisition of Gelco
Services, Inc. and affiliates,
    which has been accounted for under the purchase method of accounting.

(4) In 1993 the Company consummated the acquisitions of Naylor and Insituform Midwest, Inc., which have been accounted for under the purchase method of accounting.



(5) In 1992 the Company consummated the acquisitions of all of the assets of Pipeline
    Rehabilitation Systems, Inc., the minority interest in Insituform Canada and of H.T.
    Schneider, Inc., which have been accounted for under the purchase method of accounting.

(6) In 1991 the Company consummated the acquisitions of United
Pipeline Systems USA, Inc.,
    of the controlling interest in Insituform Southwest and of United Pipeline Systems, Inc.
    (and its parent), which have been accounted for under the purchase method of accounting.

(7) Reflects $6.5 million in costs associated with the IMA Merger, which have been charged to operations primarily in the fourth quarter of 1995, and a pre-tax charge in the amount of $8.1 million for restructuring costs, primarily for consolidation of corrosion and abrasion protection operations, rationalization of Canadian operations to one facility, elimination of duplicative management positions, relocation of certain domestic employees and functions, and termination of construction of proposed manufacturing capacity.

(8) Reflects $9.667 million in costs associated with the IGL
Acquisition, which have been
    charged to operations primarily in the fourth quarter of 1992, and a pre-tax charge in the amount of $4.905 million for restructuring costs, primarily for asset-related write-
    offs, lease termination provisions and personnel related costs.

(9) In May 1991 the Company completed the sale of an equity interest in IMA as a result of which the Company received payments aggregating $22.058 million, which, after accounting for the aggregate carrying amount of the investment, expense associated with the transaction and taxes (subsequent to utilization of the Company's capital loss carryover reported as an extraordinary item), resulted in a contribution of approximately $10.574 million to net income (approximately $9.451 million to income before extraordinary item).

(10)In 1995 the Company settled certain outstanding litigation for a cash payment of $3.2 million and issuance of 30,000 shares of ITI Common Stock, resulting in an after-tax charge against earnings of approximately $2.2 million.

(11)In December 1993 the Company determined to discontinue the operations of its division engaged in the offsite rehabilitation of downhole tubulars for the oil and gas industry.
    As a result, the Company recorded a fourth quarter 1993 charge to write down the division's assets to their estimated net realizable values and to accrue for operating losses during the anticipated phase-out period. The statement of operations and balance sheets have been restated to reflect continuing operations. The
Company also recorded
    a fourth quarter 1994 charge resulting from the abandonment of efforts to find a purchaser for, and shut down of, such division.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's revenues include construction revenues from direct installation and other contracting activities, product sales of materials and equipment to licensees and royalty income and initial license fees received from licensees for the use of the Company's trenchless rehabilitation processes. Product sales consist primarily of sales of Insitutubes and NuPipe to licensees. Construction contract revenue is generated by the Company's subsidiaries operating in the United States, Canada, France, the United Kingdom and Chile. Royalties and license fees are paid by the Company's 33 unaffiliated Insituform licensees and sub licensees and its ten unaffiliated NuPipe licensees. During the three years ended December 31, 1995, 1994 and 1993, approximately 71.2%, 67.8% and 71.3%, respectively, of the Company's consolidated revenues were derived from sales, construction and royalty revenues related to the Insituform Process.

     Product sales and royalties are primarily a function of the contracts performed by the Company's licensees. However, changes in product sales may vary from changes in royalties because of several factors, including differences between the timing of Insitutube sales and contract performance by licensees and the accrual by the Company of minimum royalties in excess of royalties otherwise due on work performed. The Company's consolidated subsidiaries obtain supplies of Insitutubes and related materials from the Company.

     The Company was incorporated in Delaware in 1980 in order to act as the exclusive licensee of the Insituform Process in most of the United States. In October 1995, the Company consummated the IMA Merger, which has been accounted for as a pooling-of-interests. Under the pooling-of-interests method of accounting, the historical financial statements of the combining companies are retroactively combined (after adjustments to eliminate intercompany balances and transactions, and to conform accounting methods) as if the companies had operated as a single entity.

     The Company's results of operations for each of the three years in the period ended December 31, 1995, after accounting for the IMA Merger on a pooling-of-interests basis, confirm the Company's increasing concentration of revenues derived from direct installation activities (90.7%, 86.8% and 81.4%, respectively, of total revenues for the combined companies as compared to 77.5%, 74.0% and 62.6%, respectively, for the Company's operations exclusive of those of IMA combined as a result of the IMA Merger), resulting from the acquisition of licensees. As a result of the change in revenue mix, the Company's gross profit as a percentage of total revenues for each of the three years in the period ended December 31, 1995, after accounting for the IMA Merger on a pooling-of-interests basis, was 31.5%, 34.5% and 36.9%, respectively, compared to 34.1%, 36.2% and 40.2%, respectively, for the Company's operations exclusive of those of IMA combined as a result of the IMA Merger.

     The Company's acquisitions in July 1993 of Naylor, the parent of Insituform Gulf South, Inc. ("Gulf South"), and Insituform Midwest, Inc. ("Midwest"), its acquisition in October 1994 of Gelco Services, Inc. ("Gelco") and affiliates, its February 1995 acquisition of two-thirds of the interest in Insituform France, the April 1995 Enviroq Acquisition and its November 1995 acquisition of Waterflow's FormaPipe division have been accounted for under the purchase method of accounting, so that the results of the acquired companies are included in the Company's historical results of operations from the consummation of such transactions, respectively. In addition, product sales and purchases and royalty revenues and expenses related to intercompany transactions occurring subsequent to the acquisition dates of Gulf South, Midwest, Gelco, Insituform France and Insituform Southeast have been eliminated.

     Fluctuations in the exchange rates between the United States dollar and the currencies of other countries in which the Company operates or has licensees may have an impact on the Company's consolidated results during the relevant reporting period. The Company intends to manage any such foreign currency exposure in the context of discrete commercial transactions and, when appropriate, to offset such exposure in whole or in part by entering into foreign currency forward contracts, in order to reduce the impact of such fluctuations on results of operations. The Company does not anticipate that the circumstances in which such hedging activity would be appropriate will have a material effect on the Company's liquidity.

RESULTS OF OPERATIONS

     Year Ended December 31, 1995 Compared to Year Ended December
      31, 1994

     Revenues. Revenues increased 22.0% to $272.2 million in 1995 from $223.2 million in the prior year, primarily as a result of an increase in construction revenues. As discussed above, during 1995 and 1994 the Company consolidated the construction revenues of newly-acquired former licensees, both in the United States and in Europe (and obtained a majority interest in another domestic licensee) resulting in the elimination of the related product sales and royalty revenues.

     Construction contract revenues increased 27.4% to $246.9 million from $193.7 million in 1994, primarily as a result of the acquisitions of Insituform Southeast (in April 1995), Insituform France (in February 1995) and Gelco and affiliates (in October
1994), which, together with the consolidation of Midsouth Partners, contributed $47.7 million to 1995 construction revenues, compared to $4.6 million from Gelco subsequent to its acquisition in the prior year. See "Item 1. Business", for information describing the Company's majority interest in Midsouth Partners resulting from the Enviroq Acquisition, and claims made in arbitration relating to control of the management committee of Midsouth Partners. Construction revenues also reflect increases in revenues in 1995 in the United States from the Company's midwestern operations of $3.8 million, its Gulf coast operations of $4.3 million, and IMA's central region of $3.8 million. In addition, the Company's tunnelling business generated an additional $6.8 million of revenues.

     These increases were offset by decreases in revenues of the Company's New England operations of $4.4 million (due primarily to the completion of certain contracts with the Massachusetts Water Resources Authority), and of Insituform Canada's water and sewer open cut construction business of $3.8 million (due primarily to the continued sluggish housing market in Canada). During the fourth quarter of 1995, Insituform Canada completed the sale to certain members of its management of the assets utilized in its open cut business, which in 1995, through the date of sale, represented $10.2 million in revenues, compared to $14.0 million for the entire prior year. Fluctuations in currency exchange rates had an immaterial effect on construction revenues during 1995.

     Product sales decreased 15.0% to $18.6 million in 1995 from $21.9 million in 1994. The decrease is primarily due to additional eliminations of intercompany sales subsequent to recent acquisitions. Post-acquisition intercompany sales to Insituform France, Insituform Southeast, and Midsouth Partners of $3.1 million were excluded from 1995 consolidated product sales. In addition, 1994 sales included $1.1 million of pre-acquisition sales to Gelco.

     Royalty and license fee revenue decreased 11.2% in 1995 to $6.7 million compared to $7.5 million in 1994. The decrease is primarily attributable to the elimination of $1.7 million in post-acquisition intercompany royalties from Insituform France, Insituform Southeast and Midsouth Partners in 1995. Royalties in 1994 included $0.6 million of pre-acquisition royalties from Gelco. In 1995, the Company added a license for New Zealand, recognizing $48,000 in license fee revenue, while in 1994, the Company signed licenses in South Korea and, on a non-exclusive basis, for Japan and Poland, recognizing $0.3 million in license fee revenue.

     Operating Costs and Expenses. In 1995, cost of construction contracts (which include trenchless installations, abrasion and corrosion and pipeline construction, tunnelling and open cut excavation) increased 32.3% to $174.1 million from $131.5 million in 1994. The increase was primarily attributable to newly-acquired licensees, which added collectively $35.9 million to 1995 construction costs, compared to $3.0 million from Gelco subsequent to its acquisition in 1994. During 1995, construction costs as a percentage of construction revenues increased to 70.5% from 67.9% in 1994, due primarily to poorer performance of the Company's New England, Gulf coast and United Kingdom operations, in addition to the historically lower margins associated with general contracting in the Company's Chilean and tunnelling operations. These negative factors were somewhat offset by improvements resulting from the Gelco and Insituform France operations, which achieved comparatively higher margins.

     Cost of product sales as a percentage of product sales decreased to 64.3% in 1995 compared to 66.0% in 1994, while gross margins decreased to $6.7 million in 1995 from $7.5 million in 1994. This improvement in cost of product sales as a percentage of product sales primarily reflects a favorable year for production quality and customer satisfaction in the United States, offset by increases in product sales in Japan and the United Kingdom, where margins are historically lower. In 1994, the Company had recorded a provision of $0.6 million for certain obsolete inventories of NuPipe.

     As a percentage of revenues, selling, administrative and general expenses were 19.0% compared to 18.6% in 1994. The increase in 1995 as a percent of revenues is primarily attributable to higher costs of operations at Gelco, increased focus on company-wide quality of $0.4 million, additional legal costs associated with litigation and intellectual property maintenance of $0.8 million, and increased costs in the Company's New England operations due to management transition and additional crew management to handle increased volume during the first half of 1995. Selling, administrative and general costs increased 24.7% to $51.8 million compared to $41.5 million in 1994 due, in part, to the incremental costs of operations for recently acquired entities of $6.9 million (of which $1.1 million related to incremental goodwill and non-compete amortization).

     Strategic marketing and product development costs increased 23.6% to $7.6 million compared to $6.2 million in 1994, primarily due to the enhanced efforts in connection with Paltem and NuPipe of $0.7 million. Management also expanded its strategic marketing efforts in the industrial market in 1995, resulting in incremental salaries and benefits of $0.4 million for additional personnel, travel and associated costs.

     In 1995, the Company recognized merger and restructuring costs of approximately $14.5 million in connection with the IMA Merger. These included transaction costs related to the merger of approximately $6.5 million, which were primarily attributable to investment banking fees, legal and accounting fees, filing fees, and management travel costs. These also included a charge of approximately $8.1 million relating to restructuring costs, consisting primarily of: (i) the consolidation of the combined companies' corrosion and abrasion protection operations and the abandonment of certain assets related to the UltraPipe process (approximately $2.6 million), (ii) the rationalization of certain Canadian operations to one facility in Edmonton (approximately $0.5 million), (iii) the elimination of certain duplicative management positions (approximately $0.8 million), (iv) the relocation of certain domestic employees and functions (approximately $1.7 million), and (v) the termination of construction on IMA's proposed manufacturing facility in Chesterfield, Missouri (approximately $1.8 million).

     Other Income (Expense). Other expense increased to $8.1 million from $2.4 million in 1994, a significant portion of which is attributable to additional interest incurred on debt issued to fund the Company's recent acquisitions (an increase of $3.0 million compared to 1994). In addition, notwithstanding its belief that it had defenses to plaintiff's claims that were well-grounded in law and fact, in May 1995 the Company entered into a memorandum of understanding to settle a pending shareholder class action lawsuit. Under the settlement, which has been evidenced by a stipulation of settlement formally approved by court order in December 1995, the Company made a cash payment to class members in the amount of $3.2 million and (in January 1996) issued 30,000 shares of ITI Common

Stock (valued at $0.4 million). The Company recorded a pre-tax charge to earnings for $3.6 million (after-tax effect of $2.2 million) during 1995 with respect to the settlement.

     Taxes on Income. Taxes on income applicable to continuing operations decreased to $4.0 million from $10.5 million in 1994 as a result of a $23.2 million decrease in income before taxes on income, offset by an increase in the effective tax rate to 109.8%, as compared to 39.0% in 1994. As indicated in Note 14 of the Notes to Consolidated Financial Statement included in response to "Item
14. Exhibits, Financial Statement Schedules and Reports on Form 8-K," the 1995 and 1994 effective tax rates were higher than the United States federal statutory rate, which in 1995 was primarily due to the non-deductibility of a substantial portion of the $6.5 million in merger-related costs in connection with the IMA Merger. The additional amortization of goodwill associated with the recent acquisitions, which is generally not deductible for tax purposes, contributed to the increase in the rate for both years, as did the need to provide a valuation allowance due to uncertainties regarding the Company's ability to utilize certain current and prior year losses in certain tax jurisdictions to offset current and prior year profits in other jurisdictions.

     In its financial statements, the Company has reported net deferred income tax assets of $2.7 million as of December 31, 1995. The Company has net operating loss and foreign tax credit carryforwards which, if fully realized, would produce future tax benefits of $7.0 million. The realization of these benefits is dependent on the generation of future taxable income in the applicable jurisdictions, and the Company has recorded a valuation allowance of $3.8 million to reduce the related net deferred tax assets to $2.7 million. Such amounts represent the level of future income tax benefits the realization of which, in management's opinion, meets the "more likely than not" threshold required under Statement of Financing Accounting Standards No. 109, "Accounting for Income Taxes". The net operating loss carryforwards ("NOLs") of the Company's subsidiaries are summarized in Note 14 of the Notes to Consolidated Financial Statements including in response to "Item
14. Exhibits, Financial Statement Schedules and Reports on Form 8-
K".

     Approximately $1.2 million of the United States NOLs, expiring in 2007, are further subject to limitations imposed by Internal Revenue Code Section 382 and may only be utilized to the extent of approximately $.4 million per year as a result of the ownership change which occurred upon the Company's acquisition of its New England operations in 1992. However, this limitation is such that the full amount of NOLs may be utilized before the expiration of the carryforward period.

     Management has prepared projections of the respective subsidiaries' taxable income for future years that indicate that the NOLs that are subject to a Section 382 limitation would be absorbed within four to seven years, that the remaining United

States and Canadian NOLs would be absorbed within three years and a substantial portion of the United Kingdom NOLs would be absorbed within seven years. However, the Company does not believe that the future realization of all of these future tax benefits indicated by its projections is sufficiently assured to allow their full recognition in the consolidated financial statements. In particular, projections of operating results over an extended period, such as seven years, are inherently imprecise. Accordingly, a valuation allowance of $3.8 million has been recorded.

     The realization of the net deferred tax asset of $2.7 million would require that certain of the Company's subsidiaries, including ICI, Insituform Southwest, Insituform of New England, Inc., Insituform Canada, Insituform Permaline Ltd., and Insituform Technical Services Ltd., generate various levels of annual taxable income over the respective carryforward periods. Management believes that it is more likely than not that the applicable levels of taxable income can be generated. In reaching this conclusion, management noted a number of factors, including the following related to its domestic operations: (i) the operations of Insituform New England were historically profitable, the NOL carryforward was generated by a non-recurring charge immediately prior to its acquisition by the Company and the Company believes managerial problems experienced during 1994 and early 1995 have been corrected; and (ii) historically profitable partnership investments held by ICI are expected to continue to result in annual taxable income. With regard to its foreign operations, management noted a number of factors including that, with the exception of NuPipe Limited, the Company's United Kingdom operations have had a history of profitability until the United Kingdom recession, the Company has eliminated duplicative administrative and research and development facilities in the United Kingdom and has also reduced managerial and other staffing levels in the United Kingdom and the acquisition of the business and personnel of Waterflow's FormaPipe division in late 1995 have helped to restore volume to needed levels.

     Net Income. Total revenues increased by $49.0 million, or 22.0%, in 1995 over 1994, which was coupled with an increase in gross profit of $8.8 million, or 11.4%, offset by increased operating costs (including merger and restructuring costs of $14.5 million) of $26.2 million, or 55.1%. These factors contributed to a decrease in operating income of $17.5 million, or 59.8%. Excluding merger and restructuring costs in 1995, operating income would have decreased $2.9 million, or 10.0%. An increase in other expense of $5.7 million, offset by a decrease in taxes on income of $6.5 million, resulted in a decrease in income from continuing operations of $16.6 million, or 106.2%. In 1994, the Company recognized a $1.2 million loss from discontinued operations. As a result of the foregoing, net loss for 1995 was $1.0 million, a decrease of $15.5 million, or 106.7%, from net income in 1994.

     Year Ended December 31, 1994 Compared to Year Ended December
      31, 1993

     Revenues. Revenues increased 47.2% to $223.2 million in 1994 from $151.6 million in the prior year, primarily as a result of an increase in construction revenues and to a lesser extent, product sales. During 1994 and 1993, the Company consolidated the construction revenues of newly-acquired former licensees, resulting in the elimination of the related product sales and royalty revenues.

     Construction contract revenues increased 56.9% to $193.7 million from $123.4 million in 1993, reflecting the acquisitions of Gelco (in October 1994) and Midwest and Gulf South (both in July
1993), which collectively contributed $51.3 million to 1994 construction revenues, compared to $20.7 million from Midwest and Gulf South subsequent to their acquisition in the prior year. Construction revenues also reflect an increase in 1994 of $12.6 million by the Company's New England operations, due primarily to project work on its contracts with the Massachusetts Water Resource Authority. In addition, the Company's revenues were impacted by the normalization of IMA's rehabilitation operation which had been impacted by floods and rains in the prior year, and the start-up of abrasion and corrosion and pipeline operations in Chile, which added $11.2 million to 1994 revenues. Fluctuations in currency exchange rates of Canadian dollars to United States dollars negatively impacted 1994 construction revenues by approximately $1.6 million.

     Product sales increased 6.8% to $21.9 million in 1995 from $20.5 million in 1993. The increase in 1994 is primarily due to increased licensee activity in the United States, activity in Japan relating to the Narita airport project, and recovering economic conditions in Europe. These increases were offset by eliminations of intercompany sales to the Company's recently acquired subsidiaries. Post-acquisition intercompany sales to Gelco of $0.7 million were excluded from 1994 consolidated product sales. In addition, 1993 sales included $2.9 million of pre-acquisition sales to Midwest and Gulf South.

     Royalty and license fee revenue decreased 1.8% in 1994 to $7.5 million compared to $7.6 million in 1993. The decrease is primarily attributable to the elimination of $0.2 million in post-acquisition intercompany royalties from Gelco in 1994. Royalties in 1993 included $0.6 million of pre-acquisition royalties from Midwest and Gulf South. In 1994, the Company added licenses for South Korea, and on a nonexclusive basis, for Japan and Poland, recognizing license fee revenue of $0.3 million, while in 1993, the Company signed licenses in Australia, Belgium, Hawaii, Switzerland and, on a non-exclusive basis, various territories in the former Soviet Union, recognizing $0.6 million in license fee revenue.

     Operating Costs and Expenses. In 1994, cost of construction contracts increased 57.8% to $131.5 million from $83.3 million in 1993. The increase was primarily attributable to newly-acquired licensees, which added collectively $40.0 million to 1994 construction costs, compared to $14.0 million attributable to Midwest and Gulf South in 1993. In addition, IMA's start-up operations in Chile, normalization of IMA's rehabilitation activities in 1994 after flooding and rains in the prior year, and increased costs in tunnelling activities contributed to the growth in construction costs. During 1994, construction costs, as a percentage of construction revenues increased to 67.9% from 67.5% in 1993, due primarily to poorer performance in the Company's New England operations, and the pipeline constructions activities undertaken in Chile, which carried the historically lower margins associated with general contacting. These negative factors were somewhat offset by improvements resulting from the Gelco and Midwest operations which achieved comparatively higher margins.

     Cost of product sales as a percentage of product sales increased to 66.0% in 1994 compared to 58.9% in 1993 with gross margin decreasing to $7.5 million in 1994 from $8.4 million in 1993. Those results primarily reflect an increase in product sales in 1994 of $2.9 million in Japan and the United Kingdom, where margins are lower. In addition, the Company recorded a provision of $0.6 million for certain obsolete inventory of NuPipe in 1994. Also, in 1993, the Company recorded reductions in certain European warranty reserves no longer required in the amount of $0.5 million, which favorably impacted cost of product sales, whereas, in 1994, no such reductions were recorded.

     As a percentage of revenues, selling administrative and general expenses were 18.6% compared to 23.0% in 1993. The decreases in 1994 as a percent of revenues is attributable primarily to economies of scale realized by the allocation of fixed costs over a larger revenue base. Further, the Company incurred approximately $0.7 million in costs late in 1993 in connection with reorganizing management. Selling, administrative and general costs increased 19.0% to $41.5 million compared to $34.9 million in 1993 due, in part, to the incremental costs of operations for recently acquired entities of $2.3 million (of which $0.7 million related to incremental goodwill and non-compete amortization), and the start-up of Latin American operations of $0.5 million. Also contributing to the increase was the additional ongoing costs of expanded administrative efforts in 1994, including salaries and benefits of $3.0 million for the additional personnel, travel and other costs.

     Strategic marketing and product development costs decreased 10.1% to $6.2 million compared to $6.9 million in 1993, primarily due to the elimination of duplicative United Kingdom research and development costs, including personnel and facilities, as a result of the acquisition of IGL in December 1992, and the concentration of such efforts in the United States. This was offset somewhat by expanded strategic marketing efforts in 1994, including salaries and benefits of $0.5 million for the additional personnel, travel and other costs.

     In 1993, the Company recognized merger and restructuring credits of approximately $1.0 million, which primarily reflected the effect of an early termination of a sublease under the Company's Langley, United Kingdom, lease (which resulted in the receipt of $0.8 million). The Company continues to seek to negotiate a termination of the underlying lease in Langley.

     Other Income (Expense). Other expense increased to $2.4 million from $0.5 million in 1993, primarily attributable to additional interest incurred on debt issued to fund the Company's corporate acquisitions (an increase in $1.8 million compared to 1993).

     Taxes on Income. Taxes on income applicable to continuing operations increased to $10.5 million from $5.2 million in 1993 as a result of an increase in the effective tax rate to 39.0%, as compared to 35.2% in 1993, combined with a $12.2 million increase in income before taxes on income. As indicated in Note 14 of the Notes to Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K," the 1993 effective tax rate was fairly low, primarily due to the favorable foreign tax treatments of certain foreign earnings generated in the period. The additional amortization of goodwill associated with the Gulf South and Midwest acquisitions of $1.0 million, which is not deductible for tax purposes, contributed to the increase in the 1994 rate over the statutory rate, as did the need to provide a valuation allowance due to uncertainties regarding the Company's ability to utilize current year losses in certain tax jurisdictions to offset current year profits in other jurisdictions.

     Discontinued Operations. In December 1993, the Company adopted a formal plan to discontinue the operations of its division engaged in the off-site rehabilitation of downhole tubulars for the oil and gas industry. The Company offered the business and the related assets, including a facility located in Dallas, Texas, for sale during 1994, but was unable to obtain a commitment from prospective buyers, and management determined to shut down the division. The Company recorded a charge of $2.0 million ($1.3 million net of applicable income tax benefit) in the fourth quarter of 1993 to write down the division's assets to their estimated net realizable value and to accrue for estimated operating losses during the phase-out period. Upon the determination to liquidate the division's assets, the Company recorded, in the fourth quarter of 1994, a charge of $1.8 million ($1.2 net of applicable income tax benefit) to write down the division's assets to their estimated liquidation values and to accrue for estimated costs to shut down the operation.

     The downhole tubular division's revenues for the years ended December 31, 1994 and 1993 were $1.1 million and $1.9 million, respectively. The results of operations of the downhole tubular division have been reclassified to separately identify them as discontinued operations.

     Net Income. Total revenues increased by $71.5 million, or 47.2%, in 1994 over 1993, which was coupled with an increase in gross profit of $21.0 million, or 37.6%, partially offset by increased operating costs of $6.9 million, or 16.9%. These factors contributed to an increase in operating income of $14.1 million, or 93.5%. Excluding merger and restructuring credits in 1993, operating income would have increased $13.1 million, or 87.0%. An increase in other expenses of $1.9 million, coupled with an increase in taxes on income of $5.3 million, resulted in an increase in income from continuing operations of $5.9 million, or 61.0%. Losses in 1994 from discontinued operations were $1.2 million (net of applicable income tax benefits of $0.6 million). As a result of the foregoing, net income for 1994 was $14.5 million, an increase of $7.0 million, or 93.7% from 1993.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Company had $11.4 million in cash, U.S. treasury bills, and short-term investments, compared to $18.7 million at December 31, 1994. The decrease of $7.3 million in cash and cash equivalents during the year reflected cash used for capital expenditures of $16.5 million and repayments of long-term debt of $9.4 million, partially offset by cash provided by operations of $1.1 million and $3.6 million in proceeds received upon exercise of outstanding stock options. During the year ended December 31, 1995, the Company also received proceeds of $40.8 million from long-term debt, which was used to fund business acquisitions and refinance IMA's term loan and short-term debt. The Company's working capital ratio was 2.4-to-1.0 at December 31, 1995, representing an increase from 1.8-to-1.0 at December 31, 1994.

     Continuing operations provided cash of $1.6 million during the year ended December 31, 1995, compared to $21.2 million in 1994. The decrease is due primarily to the 1995 loss from continuing operations of $1.0 million, reflecting merger and restructuring costs of $14.5 million (of which $4.1 million had not been paid as of December 31, 1995)and cash litigation settlement costs of $3.2 million, compared to 1994 income from continuing operations of $15.7 million. During the year ended December 31, 1995, cash was also used to fund increases in inventory of $4.1 million, prepaid expenses and miscellaneous of $4.1 million, and reductions in income taxes payable of $5.3 million and in accounts payable and accruals of $3.8 million. These were further offset by additional depreciation and amortization of $4.9 million (primarily associated with the 1994 acquisition of the Gelco companies and the 1995 acquisitions of Insituform France and Insituform Southeast).

Discontinued operations used cash of $.5 million in 1995, compared to $.1 million in 1994.

     Receivables used $1.0 million of cash during 1995, compared to $17.5 million in 1994. Primarily due to the acquisition of Insituform Southeast, and increased activity in the United Kingdom due to the acquisition of Waterflow's Formapipe division, receivables, including costs and estimated earnings in excess of billings, increased 12.5% to $76.5 million from $68.0 million in 1994, reflecting a $3.9 million increase in retainage receivables and a decrease of $5.3 million in costs and estimated earnings in excess of billings on construction contracts from 1994. The collection cycle for construction receivables is generally longer than for the Company's other operations due to provisions for retainage, often 5% to 10% of the contract amount, as well as the slow internal review processes often employed by the construction subsidiaries' municipal customers. Retainage receivables are generally received within 60 to 90 days after the completion of a contract.

     The $3.8 million in cash provided by reductions in accounts payable and accruals during 1995, compared to $7.9 million in cash provided in 1994, reflected normal timing factors relating to trade payables. Additional federal and state income tax payments were made by the Company during the year as a result of greater levels of currently taxable income in 1995 compared to 1994. A substantial portion of the merger costs incurred in connection with the IMA Merger are not deductible for income tax purposes.

     See "Item 1. Business; IMA Merger" for a description of the IMA Merger, pursuant to which IMA became a wholly-owned subsidiary of the Company and holders of IMA Class A Common Stock became entitled to receive an aggregate of 12,450,896 shares of ITI Common Stock, subsequent to the conversion into IMA Class A Common Stock, in accordance with its terms, of the outstanding IMA Class B Common Stock.

     In April 1995, IMA completed the Enviroq Acquisition for a purchase price of $18.3 million (including $3.0 million in a five-year covenant not to compete), paid $15.3 million in cash funded by a term loan from IMA's banks and $3.0 million in a five-year subordinated promissory note issued to New Enviroq. As a result of demands for payment of such note and ensuing litigation, in March 1996 the Company discharged its obligation under such note, and under arrangements to pay $1 million in consulting fees to New Enviroq over five years, and settled such litigation, for the aggregate amount of $3.4 million and the release of other claims.

     In February 1995, the Company acquired two-thirds of the stock of Insituform France for the sum of approximately $1.4 million, and, in November 1995, completed the acquisition of Waterflow's United Kingdom based Formapipe division for $4.3 million in cash, which were both funded by the Company's credit facility with

SunTrust Bank, Nashville, National Association ("SunTrust"), formerly Third National Bank in Nashville. The Company also remains obligated on certain notes issued in connection with the acquisition, in October 1994, of all of the outstanding stock of Gelco and affiliates, originally representing the one-half of the purchase price of $18 million not paid in cash at closing, such notes due on the first and second anniversaries of closing. In addition, the Company issued promissory notes, aggregating $2.85 million, to the former Gelco shareholders and their affiliates, representing net current liabilities of the acquired companies to related parties and a portion of working capital at closing. The notes issued in the Gelco closing are secured by the assets acquired, subject to the rights of SunTrust, as agent, under its loan arrangements with the Company.

     Capital expenditures decreased in 1995 to $16.5 million from $18.5 million in 1994. Capital expenditures generally reflect replacement equipment required by the Company's contracting subsidiaries. During 1995, the Company received $2.5 million in proceeds upon disposal of older equipment, compared to $1.4 million in 1994. See "Item 2. Properties" for information concerning the Company's consideration of additional manufacturing capacity in connection with its commercialization of the Ashimori Products.

     Financing activities provided $26.1 million in cash during 1995 compared to $6.9 million in 1994. During 1995, the $40.8 million in proceeds received by the Company as a result of incurring long-term debt was primarily used to fund the acquisitions of Insituform France and Waterflow's FormaPipe division along with retiring IMA's term loan used to finance the Enviroq Acquisition and IMA's credit facility. Principal payments increased to $9.4 million in 1995 from $5.8 million in 1994, primarily as a result of payments due on the first anniversary of the Gelco notes, and scheduled payments under the Company's credit facility with SunTrust.

     In October 1995, the Company entered into a credit agreement dated such date (the "Credit Agreement") with SunTrust, as agent, and a group of participating lenders (the "Lenders"), which provides for advances by the Lenders through October 1997 on a revolving basis aggregating up to $105 million (including a $5 million standby letter of credit facility). Of such amount, approximately $35.9 million was applied to refinance the prior existing debt of the Company to SunTrust and approximately $14.5 million to IMA's prior existing term loan and approximately $16.0 million to short-term debt of IMA under credit lines replaced with the new facility. Additional advances may be used for the expansion of the Company's business and for general corporate purposes.

     Indebtedness pursuant to the Credit Agreement matures five years after closing, with installments based on a five-year amortization schedule commencing December 31, 1997. Interest on indebtedness under the Credit Agreement is payable at a rate per annum selected by the Company as either SunTrust's prime rate, plus a margin up to 0.25%, in the event certain financial ratios are not maintained, or an adjusted LIBOR rate, plus a margin ranging from 1.00% to 1.75%, depending on the maintenance of certain financial ratios. Up to $5 million under the Credit Agreement may be borrowed from SunTrust pursuant to a swing-line facility, and would accrue interest at a rate per annum equal to 0.5% below SunTrust's prime rate. The Credit Agreement obligates the Company to comply with certain financial ratios and restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to incur further indebtedness, pay dividends, make loans and encumber any properties, and requires guarantees of certain domestic subsidiaries.

     The Company's prior existing facility with SunTrust, arranged in July 1993, provided for advances of up to $30 million, which was increased by up to an additional $12 million in August 1994 and restated in June 1995 to aggregate up to $50 million. Borrowings under the prior facility initially bore interest at the lesser of the bank's prime rate or 2.75% above the 30-day adjusted LIBOR rate. Pursuant to the June 1995 restatement, interest accrued at a rate selected by the Company as either the bank's prime rate, plus a margin ranging up to 0.25%, or the 30-day adjusted LIBOR rate, plus a margin ranging from 1.75% to 2.25%. Initially, quarterly principal payments of $1.1 million were required, and an additional $.3 million to have commenced in September 1995, with the original maturity date of December 1997 subsequently extended to June 2000.

     IMA's term loan, which funded in April 1995 and was re-financed from the SunTrust facility, originally aggregated $15.25 principal amount, payable $1.5 million per year with the balance due in April 2002. This loan was secured by first mortgages on real estate and a pledge of the shares of certain U.S. and Canadian subsidiaries.

     The Company's senior subordinated note in the principal amount of $5 million acquired by Hanseatic Corporation in July 1993 for discretionary customer accounts requires quarterly payments of interest at 8.5% per annum and installments of principal in the amount of $1 million on each of the fifth through eighth anniversary dates of closing, with the entire remaining principal due nine years after closing. The note is subordinated to bank and other institutional financing (including the Credit Agreement), and purchase money debt incurred in connection with acquisitions of businesses. The note is pre-payable at the option of the Company, at premiums until the fifth anniversary of closing ranging from 3% to 1% of the amount prepaid. Warrants with respect to 350,877 shares of ITI Common Stock issued in connection with such note are exercisable, at the election of the holder, through July 25, 1998, at a price per share of ITI Common Stock of $14.25, and such shares are entitled to demand and incidental registration rights.

     In May 1995, the Company agreed to extend by one year, through July 1996, the maturity of the note held by the Company issued by Ringwood Limited in the principal amount of $3.624 million (see
Note 11 of the Notes to the Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K").

     In October 1992, prior to its acquisition by the Company, Naylor sold all of the common stock of its industrial services subsidiary, and as part of the sale remains obligated to indemnify the purchaser, with certain exceptions and subject to specified limitations, against certain claims, including certain pending or threatened litigation known to Naylor as of the date of purchase. There can be no assurance that any claims, if successful, are or will be wholly or partially insured, or covered by financial reserves, or that such claims will not result in retroactive adjustments in Naylor's insurance premiums based on the terms of its retrospective rated policies. The Company's financial statements reflect management's estimate of the likely amounts of such remaining premiums. The Company has also provided in its financial statements for the estimated amounts of liabilities that are likely to be incurred from pending litigation and claims involving Naylor.

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

RECENTLY ISSUED ACCOUNTING STANDARD

     In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of ("FAS 121"). FAS No. 121 requires that long-lived assets and certain identifiable intangibles and goodwill to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     FAS No. 121 is effective for the Company beginning with the year ending December 31, 1996. Management does not expect adoption of this accounting standard to have a material effect on the Company's operating results, financial condition and liquidity.

     The FASB has also recently issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"). FAS 123 and its disclosure requirements are effective for transactions and financial statements for fiscal years beginning after December 15, 1995. The new standard encourages entities to adopt a fair value method of accounting for employee stock-based compensation plans and requires such accounting for transactions in which an entity acquires goods or services from non-employees through issuance of equity instruments. As allowed under the provisions of FAS 123, the Company will continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As such, the Company will make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. Accordingly, adoption will have no material effect on its financial position or results of operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          For information concerning this item, see "Item 14.
Exhibits, Financial Statement Schedules, and Reports on Form 8-K", which information is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.


                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          For information concerning this item, see "Item 1.
Business-Executive Officers" and the Proxy Statement to be filed with respect to the 1996 Annual Meeting of Stockholders (the "Proxy Statement"), which information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

          For information concerning this item, see the Proxy
Statement, which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

          For information concerning this item, see the Proxy
Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          For information concerning this item, see the Proxy
Statement, which information is incorporated herein by reference.


                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

          (a)  1. Financial Statements:

          The consolidated financial statements filed in this Annual Report on Form 10-K are listed in the attached Index to Consolidated Financial Statements and Schedules.

               2. Financial Statement Schedules:

          No Financial Statement Schedules are included herein because they are not required or are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

               3. Exhibits:

          The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the attached Index to Exhibits.

          (b) Current Reports on Form 8-K:

          During the quarter ended December 31, 1995, the Company filed a Current Report on Form 8-K dated October 25, 1995 which, under "Item 2. Acquisition or Disposition of Assets" thereunder, reported the IMA Merger. The following financial statements of IMA (including the financial statements of Enviroq), and pro forma financial information, were incorporated by reference to such report:

Financial Statements of IMA:

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

Unaudited Pro Forma Combined Statements of Operations for the year ended December 31, 1994

Unaudited Pro Forma Combined Condensed Statements of Operations for the six months ended June 30, 1994

Unaudited Pro Forma Combined Statements of Operations for the year ended December 31, 1993

Unaudited Pro Forma Combined Statements of Operations for the year ended December 31, 1992

Notes to Unaudited Pro Forma Combined Condensed Statements of
Operations

                        POWER OF ATTORNEY

          The registrant and each person whose signature appears below hereby appoint James D. Krugman, Jerome Kalishman, Jean-Paul Richard and William A. Martin as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.


                           SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 1996         INSITUFORM TECHNOLOGIES, INC.


                              By s/JEAN-PAUL RICHARD
                                 --------------------------------
                                 Jean-Paul Richard
                                  President and Chief Executive
                                  Officer


          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                        Title               Date

s/JEAN-PAUL RICHARD
- -----------------------
Jean-Paul Richard         Principal Executive     March 29, 1996
                          Officer and Director


s/WILLIAM A. MARTIN
- -----------------------
William A. Martin         Principal Financial     March 29, 1996
                          and Accounting Officer



s/ROBERT W. AFFHOLDER
- -----------------------
Robert W. Affholder       Director                March 29, 1996



s/PAUL A. BIDDELMAN
- -----------------------
Paul A. Biddelman         Director                March 29, 1996


s/BRIAN CHANDLER
- -----------------------
Brian Chandler            Director                March 29, 1996


s/DOUGLAS K. CHICK
- -----------------------
Douglas K. Chick          Director                March 29, 1996


s/WILLIAM GORHAM
- -----------------------
William Gorham            Director                March 29, 1996


s/JEROME KALISHMAN
- -----------------------
Jerome Kalishman          Director                March 29, 1996


s/JAMES D. KRUGMAN
- -----------------------
James D. Krugman          Director                March 29, 1996


s/STEVEN ROTH
- -----------------------
Steven Roth               Director                March 29, 1996


s/ALVIN J. SITEMAN
- -----------------------
Alvin J. Siteman          Director                March 29, 1996


s/SILAS SPENGLER
- -----------------------
Silas Spengler            Director                March 29, 1996





s/SHELDON WEINIG
- -----------------------
Sheldon Weinig            Director                March 29, 1996


s/RUSSELL B. WIGHT, JR.
- -----------------------
Russell B. Wight, Jr.     Director                March 29, 1996

           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Report of Independent Certified Public
  Accountants........................................  F-2

Consolidated Balance Sheets, December 31,
  1995 and 1994......................................  F-3

Consolidated Statements of Operations for
  each of the three years in the period
  ended December 31, 1995............................  F-5

Consolidated Statements of Stockholders'
  Equity for each of the three years in
  the period ended December 31, 1995.................  F-7

Consolidated Statements of Cash Flows
  for each of the three years in the
  period ended December 31, 1995.....................  F-9

Summary of Accounting Policies.......................  F-10

Notes to Consolidated Financial Statements...........  F-15


     No Financial Statement Schedules are included herein because they are not required or not applicable or the required information is contained in the consolidated financial statements or notes thereto.

























REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Insituform Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Insituform Technologies, Inc. and subsidiaries as of December 31,
1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insituform Technologies, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1995, in conformity with generally accepted accounting principles.

                     BDO SEIDMAN, LLP


Memphis, Tennessee
March 8, 1996















          INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                                         (Note 1)

December 31,                        1995           1994
- ------------                        ----           ----
                                                           (In
thousands)
Assets

Current

Cash and cash equivalents,
 restricted $842 and
 $3,836 (Note 17)                   $ 11,416       $ 18,670
Receivables (Note 2)                  64,717         49,087
Costs and estimated earnings
 in excess of billings (Note 3)       14,008         19,311
Inventories (Note 4)                  16,572         11,022
Deferred income taxes (Note 14)        4,287          2,807
Prepaid expenses and miscellaneous     9,711          6,029
                                    --------       --------
Total current assets                 120,711        106,926
                                    --------       --------
Property and equipment, less accumulated
depreciation and amortization
(Notes 5, 7 and 8)                    59,773         51,471
                                    --------       --------
Other assets
Costs in excess of net assets
 of businesses acquired, less
 accumulated amortization of
 $7,124 and $4,427 (Note 1)           58,431         52,102
Patents and patent applications,
 less accumulated amortization of
 $3,868 and $1,988                     8,963          9,020
Investments in licensees and
 affiliated companies (Note 6)         1,555          2,131
Deferred income taxes (Note 14)        1,862          1,417
Non-compete agreements, less
 accumulated amortization of
 $2,323 and $1,176 (Note 1)            3,554          1,369
Miscellaneous                          5,451          3,191
                                    --------       --------
Total other assets                    79,816         69,230
                                    --------       --------
                                    $260,300       $227,627
                                    ========       ========



See accompanying summary of accounting policies and notes to consolidated financial statements.

              INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                                              (Note 1)

December 31,                             1995      1994
- ------------                             ----      ----
                                               (In thousands)

Liabilities and Stockholders' Equity

Current liabilities

Notes payable to banks (Note 7)          $  1,053  $  8,092
Accounts payable and accruals (Note 9)     35,644    35,454
Income taxes payable (Note 14)              1,768     4,888
Deferred income taxes (Note 14)               627       517
Current maturities of long-term debt (Note 8)  12,081  11,572
                                         --------  --------
Total current liabilities                  51,173    60,523

Long-term debt, less current maturities
 (Note 8)                                  82,813    47,347
Deferred income taxes (Note 14)             2,850     2,155
Other liabilities                           1,009       285
                                         --------  --------
Total liabilities                         137,845   110,310
                                         --------  --------
Minority interests                          5,645     2,437
                                         --------  --------
Commitments and contingencies
 (Notes 1, 10, 12, and 17)

Stockholders' equity (Note 10):
      Preferred stock, undesignated,
       $.10 par - shares authorized
       2,000,000; none outstanding       -         -
      Common stock, $.01 par - shares
       authorized 40,000,000;
       shares outstanding 27,104,940
       and 26,711,031                         271       267
      Additional paid-in capital           67,427    63,270
      Retained earnings (Note 8)           54,557    56,262
                                         --------  --------
                                          122,255   119,799
      Cumulative foreign currency
       translation adjustments             (1,821)   (1,733)
      Unrealized holding gains on
       investments available-for-sale    -              438
      Notes receivable from affiliates
       (Note 11)                           (3,624)   (3,624)
                                         --------  --------
Total Stockholders' equity                116,810   114,880
                                         --------  --------
                                         $260,300  $227,627
                                         ========  ========

See accompanying summary of accounting policies and notes to consolidated financial statements.

             INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Note 1)

Year ended December 31,        1995      1994      1993
- -----------------------        ----      ----      ----
                          (In thousands, except per share amounts)

Revenues (Notes 12 and 16)
      Net sales                $ 18,649  $ 21,949  $ 20,545
      Royalties and license fees   6,650    7,490     7,629
      Construction contracts    246,904   193,732   123,448
                               --------  --------  --------
Total revenues                  272,203   223,171   151,622
                               --------  --------  --------
Operating costs and expenses
      Cost of sales              11,987    14,492    12,101
      Royalty expense (Note 12)     435       223       281
      Cost of construction
       contracts                174,051   131,533    83,347
      Selling, administrative
       and general               51,803    41,511    34,889
      Strategic marketing and
       product development        7,636     6,180     6,878
      Merger and restructuring
       costs (Note 1)            14,541         -      (981)
                               --------  --------  --------
Operating costs and expenses    260,453   193,939   136,515
                               --------  --------  --------
Operating income                 11,750    29,232    15,107
                               --------  --------  --------
Other income (expense)
      Interest expense           (6,393)   (3,410)   (1,566)
      Other (Note 13)            (1,727)    1,012     1,098
                               --------  --------  --------
Other income (expense)           (8,120)   (2,398)     (468)
                               --------  --------  --------
Income from continuing
 operations before taxes
 on income                        3,630    26,834    14,639

Taxes on income (Note 14)         3,987    10,457     5,159





                            (continued)


See accompanying summary of accounting policies and notes to consolidated financial statements.

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Note 1)


Year ended December 31,        1995      1994      1993
- -----------------------        ----      ----      ----
                           (In thousands, except per share amounts)

Minority interests             $ (1,275) $ (1,280) $   (384)
Equity in earnings of
 affiliated companies (Note 6)      666       570       638
                               --------  --------  --------
Income (loss) from continuing
 operations                        (966)   15,667     9,734
Loss from discontinued
 operations (Note 15)               -      (1,164)   (2,465)
                               --------  --------  --------
Income (loss) before cumulative
 effect of accounting change       (966)   14,503     7,269

Cumulative effect of
 accounting change (Note 14)        -           -       218
                               --------  --------  --------
Net income (loss)              $   (966) $ 14,503  $  7,487
                               ========  ========  ========
Earnings (loss) per share
 of common stock and common
 stock equivalents
      Income (loss) from
       continuing operations   $   (.04) $    .57  $    .36
      Discontinued operations       -        (.04)     (.09)
      Cumulative effect of
       accounting change            -         -         .01
                               --------  --------  --------
      Net income (loss)        $   (.04) $    .53  $    .28
                               ========  ========  ========








See accompanying summary of accounting policies and notes to consolidated financial statements.

            INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                         (Note 1)



                                                Additional
                                Common Stock    Paid-In
Retained
                            No. Shares     AmountCapital
Earnings
                            ----------     ---------------  -------
                                  (In thousands, except share
amounts)

Balance, December 31, 1992  26,264,529      $263$57,974     $37,232
Net income for the year              -         -      -       7,487
Issuance of common stock upon
 exercise of options           303,984         3  2,260
- -
Stock issued in conjunction
 with acquisition (Note 1)      40,096         -    500
- -
Warrants issued with subordinated
 debt (Note 10)                      -         -    413
- -
Dividends declared (Note 10)         -         -      -
(1,473)
Tax benefit related to
 exercise of stock options           -         -    844
- -
Other                                -         -      -
(8)
                            ----------      -----------     -------
Balance, December 31, 1993  26,608,609       266 61,991      43,238
Net income for the year              -         -      -      14,503
Issuance of common stock
 upon exercise of options       31,450         -    195
- -
Stock issued in conjunction
 with acquisition (Note 1)      70,972         1    999
- -
Dividends declared (Note 10)         -         -      -
(1,474)
Tax benefit related to
 exercise of stock options           -         -     85
1
Other                                -         -      -
(5)
                            ----------      -----------     -------
Balance, December 31, 1994  26,711,031       267 63,270      56,262
Net loss for the year                -         -      -
(966)
Issuance of common stock
 upon exercise of options      393,909         4  3,627
- -
Dividends declared (Note 10)         -         -      -
(739)
Tax benefit related to
 exercise of stock options           -         -    530
- -
Other                                -         -      -
- -
                            ----------     ------------     -------

Balance, December 31, 1995  27,104,940      $271$67,427     $54,557
                            ==========     ============     =======



See accompanying summary of accounting policies and notes to consolidated financial statements.
/TABLE

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                          Cumulative     UnrealizedNotes
                          Foreign        Holding   Receiv-    Total
                          Currency       Gains on  able
Stock-
                          Translation    Invest-   From
holders'
                          Adjustments    ment      Affiliates
Equity
                          -----------    --------- ----------
- -------
                                   (In thousands, except share
amounts)

Balance, December 31, 1992$(1,578)       $   -     $(3,624)
$90,267
Net income for the year         -            -           -
7,487
Issuance of common stock upon
 exercise of options            -            -           -
2,263
Stock issued in conjunction
 with acquisition (Note 1)      -            -           -
500
Warrants issued with subordinated
 debt (Note 10)                 -            -           -
413
Dividends declared (Note 10)      -          -           -
(1,473)
Tax benefit related to
 exercise of stock options      -            -           -
844
Other                        (187)           -           -
(195)
                          -------        -----     -------
- -------
Balance, December 31, 1993 (1,765)           -     (3,624)
100,106
Net income for the year    14,503            -          -
 -
Issuance of common stock
 upon exercise of options       -            -          -
195
Stock issued in conjunction
 with acquisition (Note 1)      -            -          -
1,000
Dividends declared (Note 10)      -          -          -
(1,474)
Tax benefit related to
 exercise of stock options      -            -          -
85
Other                          32          438          -
465
                          -------        -----     ------
- -------
Balance, December 31, 1994 (1,733)         438     (3,624)
114,880
Net loss for the year                        -          -
(966)
Issuance of common stock
 upon exercise of options       -            -          -
3,631
Dividends declared (Note 10)      -          -          -
(739)
Tax benefit related to
 exercise of stock options      -            -         530
Other                         (88)        (438)          -
(526)
                          -------        -----     -------
- -------

Balance, December 31, 1995$(1,821)       $   -     $(3,624)
$116,810
                          =======        =====     =======
========

See accompanying summary of accounting policies and notes to consolidated financial statements.

              INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Note 1)
Year ended December 31,       1995           1994           1993
- -----------------------       ----           ----           ----
                                        (In thousands)
Cash flows from operating
 activities
 Income (loss) from
  continuing operations       $  (966)       $ 15,667       $
9,734
 Adjustments to reconcile net
  income (loss) to net cash
   provided (used) by operating
   activities:
 Minority interest in
      net income                1,275           1,280
384
     Provision for re-
      structuring costs         4,123              -
(981)
     Depreciation              12,348           8,832
7,560
     Amortization               4,451           3,050
2,090
     Miscellaneous                466             757
707
     Deferred income taxes     (1,246)           (271)
(1,576)
     Loss (gain) on sale of
      fixed assets                (42)            290
73
     Equity in earnings of
      affiliated companies       (666)           (570)
(638)
     Changes in operating
      assets and liabilities,
      net of effect of businesses
      purchased (Note 1):
          Receivables            (972)        (17,472)
2,613
          Inventories          (4,106)         (2,211)
(814)
          Prepaid expenses
           and miscellaneous   (4,084)         (1,227)
1,315
          Miscellaneous
           other assets           123            (104)
911
          Accounts payable
           and accruals        (3,795)          7,929
(7,856)
          Income taxes         (5,268)          5,225
(1,544)
                              --------       --------
- --------
Net cash provided by continuing
 operations                     1,641           21,175
11,978
                              -------        ---------
- --------
Net cash used by discontinued
 operations                      (500)             (99)
(940)
                              -------        ---------
- --------
Net cash provided by operations  1,141          21,076
11,038
                              -------        ---------
- --------
Cash flows from investing activities
  Capital expenditures        (16,497)         (18,472)
(10,812)
  Proceeds from (investments in)
   licensees and affiliated
   companies                      445              407
(460)
  Purchase of patents and
   applications                (1,445)            (811)
(343)
  Purchases of businesses,
   net of cash acquired (Note 1)(18,885)        (9,379)
(32,588)
  Proceeds on disposal of
   property and equipment       2,506            1,383
1,092
  Other                          (790)            -
- -
Net cash used by investing    -------        ---------
- --------
 activities                   (34,666)         (26,872)
(43,111)
                              -------        ---------
- --------
                                (continued)

See accompanying summary of accounting policies and notes to consolidated financial statements.

              INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Note 1)
Year ended December 31,       1995           1994           1993
- -----------------------       ----           ----           ----
                                        (In thousands)

Cash flows from financing
 activities
  Proceeds from issuance of
   common stock               $ 3,631        $   195        $ 2,263
  Proceeds from long-term debt 40,812          9,828         35,430
  Principal payments on
   long-term debt              (9,439)        (5,846)
(2,994)
  Redemption of redeemable
   preferred stock                  -           (228)
- -
  Minority interests             (155)           239
(67)
  Increase (decrease) in
   short-term borrowings       (7,293)         4,203          1,367
  Dividends paid (Note 10)     (1,476)        (1,474)
(1,473)
                              -------        -------        -------
Net cash provided by
 financing activities          26,080          6,917         34,526
                              -------        -------        -------
Effect of exchange rate
 changes on cash                  191             60
(280)
                              -------        -------        -------
Net increase (decrease)
 in cash and cash equivalents
 for the year                  (7,254)         1,181          2,173

Cash and cash equivalents,
 beginning of year             18,670         17,489         15,316
                              -------        -------        -------
Cash and cash equivalents,
 end of year                  $11,416        $18,670        $17,489
                              =======        =======        =======
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOWS INFORMATION:

Cash paid during the year
 for:
 Interest (net of
 amount capitalized)          $ 6,165        $ 3,587        $ 1,815
Income taxes                    8,265          4,467          4,979

Non-cash investing and
 financing activities
  Deferred consideration
   for intangible assets
   acquired (Note 12)           1,000              -
- -
  Additional paid-in
   capital increased by
   reduction in income
   taxes payable for tax
   benefit arising from
   exercise of stock options      530             85            844
  Deferred consideration for
   businesses acquired (Note 1)  3,000        11,850          1,000
  Common stock issued in
   connection with purchase
   of business (Note 1)             -          1,000            500

See accompanying summary of accounting policies and notes to consolidated financial statements.

          INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 SUMMARY OF ACCOUNTING POLICIES
Industry Information

Insituform Technologies, Inc. (the "Company" or "ITI") is a worldwide provider of proprietary trenchless technologies for the rehabilitation and improvement of sewer, water, gas and industrial pipes. In addition to the Company's primary technology, the Insituform(R) Process, a "cured-in-place" pipeline rehabilitation process, the Company also offers the NuPipe(R) Process, a "fold and formed" technology, through licensees or its subsidiaries. The Company sells the materials used in these processes to many of its licensees. The Company is the licensee in substantially all of North America for the Paltem(R)-HL system of rehabilitating pressure pipes, and the Company's Tite Liner(R) process is a method of lining oil field, natural gas distribution and slurry lines with a corrosion and abrasion resistant pipe. Through its Affholder, Inc. subsidiary, the Company is engaged in trenchless tunnelling used in the installation of new underground services.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, including a 51% owned United Kingdom subsidiary, Insituform Linings, Plc., a 60% owned Chilean subsidiary, United Sistema de Tuberias, Ltda., a 66% owned French subsidiary, Insituform France, S.A. and a 57.5% owned domestic partnership, Midsouth Partners (see Note 1). All material intercompany balances, transactions and stockholdings are eliminated.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Acquisitions

The accounts and operations of businesses acquired in exchange for common stock, and which were accounted for as poolings of interests, are included in the financial statements as if they had always been subsidiaries.

The net assets of businesses acquired and accounted for using the purchase method of accounting are recorded at their fair values at the acquisition dates, and the financial statements include their operations only from those dates. Any excess of acquisition costs over the fair value of net assets acquired is included in the balance sheet as "Costs in excess of net assets of businesses acquired."

        INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
             SUMMARY OF ACCOUNTING POLICIES

Taxes on Income

Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, the Company provides for estimated income taxes payable or refundable on current year income tax returns as well as the estimated future tax effects attributable to temporary differences and carryforwards, based upon enacted tax laws and tax rates.

U.S. and foreign income taxes are not provided on undistributed earnings of foreign subsidiaries where it is the Company's intention to indefinitely reinvest such earnings in the subsidiary's operations and not to transfer them in a taxable transaction.

Foreign Currency Translation

Results of operations for foreign entities are translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rates in effect at the balance sheet date, and the related translation adjustments are reported as a separate component of stockholders' equity.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company classifies cash on hand and in savings, money market, certificates of deposit, and checking accounts, as well as other highly liquid debt securities with original maturities of 90 days or less, as cash equivalents.

Investments

Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). Under SFAS 115, the Company has classified investments in equity securities that have readily determinable fair values and all investments in debt securities as available-for-sale. Such investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

Corporate investments are carried on the equity method if the Company's ownership interest is 20% and greater, but not exceeding 50%. Investments in partnerships for which the Company's ownership interest is no greater than 50% are accounted for on the equity method. For those investments accounted for on the equity method, intercompany profits and losses are eliminated.

      INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
               SUMMARY OF ACCOUNTING POLICIES

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Maintenance and office supplies are not inventoried.


Property, Equipment, Depreciation and Amortization

Property and equipment are stated at cost. Depreciation and amortization on property and equipment are computed using the straight-line method for financial reporting purposes over the following estimated useful lives:

                                   Years
                                   -----
     Land improvements             15-20
     Buildings and improvements    5-40
     Machinery and equipment       4-10
     Furniture and fixtures        3-10
     Autos and trucks              3-10

For income tax purposes, depreciation and amortization are computed using accelerated methods over the estimated useful lives.


Intangibles

The Company amortizes any excess of cost of businesses acquired over the fair value of the net assets at dates of acquisition over periods not in excess of 25 years on the straight-line basis. Noncompete agreements are amortized on a straight-line basis over the term of the applicable agreements.

Patent costs are amortized on a straight-line basis over the statutory life, normally not exceeding 20 years. Existing patents acquired are amortized in a similar manner. Certain of the Company's patents related to the Insituform process have expired in many countries, including the United States.

The Company's management continually evaluates the market coverage and earnings capacity of its acquirees and its patented processes to determine if the unamortized balances can be recovered from their undiscounted future cash flows.

       INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
               SUMMARY OF ACCOUNTING POLICIES

Royalty Revenues and License Fees

Royalty revenues are accrued as earned in accordance with the provisions of the license agreements and are recorded based upon reports submitted by the licensees. License fees are recognized as revenues when all material services have been substantially performed.

Construction and Installation Revenues

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

Stock Options

Stock options are typically granted to certain officers, directors, and employees at the prevailing market price on the date of the grant. The Company generally makes no charge to earnings with respect to these options. Proceeds from the sale of common stock issued under these options are credited to common stock and additional paid-in capital at the time the options are exercised.

With respect to non-qualified stock options, the Company recognizes a tax benefit upon exercise in an amount equal to the difference between the exercise price and the fair market value of the common stock. With respect to incentive stock options, tax benefits arising from disqualifying dispositions are generally recognized at the time of disposition. Tax benefits related to stock options are credited to additional paid-in capital.

Retirement Plans

The Company and certain subsidiaries provide non-contributory profit sharing/voluntary contributory 401(k) plans which cover substantially all domestic employees. The Company's policy is to annually fund the retirement plan costs accrued for that year.

Earnings Per Share

Earnings per share are computed on the basis of the weighted average number of common equivalent shares outstanding during each year and include the common and common equivalent shares issued in acquisitions of businesses accounted for as a pooling-of-interests as if such shares had been outstanding in all periods.

       INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 SUMMARY OF ACCOUNTING POLICIES


Earnings per share has been computed using 26,902,321, 27,162,020 and 27,206,133 shares in 1995, 1994 and 1993, respectively, which represents the weighted average number of common and common equivalent shares required to be recognized during the respective periods. Common stock equivalents were not considered in the 1995 calculation as the effect would be anti-dilutive.


New Accounting Standards

Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"), issued by the Financial Accounting Standards Board ("FASB") is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), issued by the FASB is effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of SFAS No. 123 are also effective for financial statements for fiscal years beginning after December 15, 1995. The new standard encourages entities to adopt a fair value method of accounting for employee stock-based compensation plans and requires such accounting for transactions in which an entity acquires goods or services from non-employees through issuance of equity instruments. As allowed under the provisions of SFAS No. 123, the Company will continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As such, the Company will make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. Thus, adoption will have no effect on the Company's financial position or results of operations.

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Business Acquisitions

Insituform Mid-America, Inc.

On October 25, 1995, the Company completed the acquisition (the "IMA Merger") of Insituform Mid-America, Inc. ("IMA") through the merger into IMA of the Company's wholly-owned subsidiary, ITI Acquisition Corp., as a result of which IMA became a wholly-owned subsidiary of the Company. The Company issued an aggregate of 12,450,896 shares of common stock to all prior holders of IMA's Class A common stock, subsequent to the conversion, in accordance with its terms, of all shares of IMA Class B common stock into IMA Class A common stock.

IMA, through its subsidiaries, utilizes various trenchless and other technologies for rehabilitation, new construction and improvement of pipeline systems, including sewers, gas lines, industrial waste lines and oil field, mining, and industrial process pipelines, and as the Company's licensee in all or a portion of 22 states, Puerto Rico and the U.S. Virgin Islands. The work typically is performed under fixed-price contracts.

The IMA Merger has been accounted for using the pooling-of-interests method of accounting, and accordingly, the accompanying consolidated financial statements give retroactive effect to the acquisition, as if the companies had always operated as a single entity.

Costs related to the IMA Merger of approximately $6.48 million were charged to expense, primarily during the fourth quarter of 1995. (See Note 14 for information regarding the related impact on taxes on income.) The Company also recorded a pre-tax charge of approximately $8.06 million in the fourth quarter of 1995 for restructuring costs, including the consolidation of corrosion and abrasion protection operations under the Tite Liner process and the abandonment of certain assets related to the Ultra Pipe Process (approximately $2.6 million), the rationalization of certain Canadian operations to one facility in Edmonton (approximately $.5 million), the elimination of certain duplicative management positions (approximately $.8 million), the relocation of certain domestic employees and functions ($1.7 million) and the termination of construction on IMA's new manufacturing facility in Chester-field, Missouri ($1.8 million).

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined and separate results of Insituform Technologies, Inc. and Insituform Mid-America, Inc. are as follows (in thousands):

                             ITI     IMA     EliminationsCombined
                             ---     ---     --------------------
January 1, 1995 to October 25,
 1995:
     Revenues                $141,381$94,341   $(10,617)$225,105
     Net income                 6,312  4,142          -   10,454

Year ended December 31, 1994:
     Revenues                $148,247$84,022   $ (9,098)$223,171
     Net income                 8,630  5,873          -   14,503

Year ended December 31, 1993:
     Revenues                $100,508$60,495   $ (9,381)$151,622
     Net income                 5,013  2,474          -    7,487


During the three-year period ended December 31, 1995, the Company also completed acquisitions of four of its domestic licensees, each of which has been accounted for using the purchase method of accounting, as follows:

Enviroq

On April 18, 1995, the Company acquired the pipeline rehabilitation business of Enviroq Corporation ("Enviroq"), including Enviroq's Insituform process business conducted by its Insituform Southeast, Inc.
subsidiary in Alabama, Florida, Georgia, North Carolina and South Carolina, through the merger into Enviroq of a wholly-owned subsidiary of the Company.

The base purchase price of $18,250,000 (including $3,000,000 in payment of a five-year covenant not to compete) was paid $15,250,000 in cash
(see Note 8) and $3,000,000 in a five-year subordinated promissory note. The Company has classified such note as a current liability as a result of demands for payment therefor.

Prior to April 18, 1995, a 15% general partnership interest in
Midsouth
Partners, an Insituform licensee in Tennessee, Kentucky and
northern
Mississippi, was held by a subsidiary of the Company, and a 42.5% interest therein was held by a subsidiary of Enviroq. As a result of the Enviroq acquisition, the Company holds a majority ownership
(57.5%)
in Midsouth Partners and has accordingly consolidated the

              INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounts of Midsouth Partners since April 18, 1995. The remaining partner has initiated arbitration proceedings alleging a default by the
Enviroq subsidiary and claiming the right to name a majority of the members of the partnership's management committee, an action to which the Company objects.

Gelco Companies

On October 21, 1994, the Company acquired all of the outstanding common stock of Gelco Services, Inc., Gelco NuPipe, Inc., GelTech Constructors, Inc. and Mar-Tech Insituform Ltd. (the "Gelco companies"), the Company's licensees of the Insituform and NuPipe processes in Oregon, Washington, Idaho, Alaska, Hawaii, Guam, northern
California and northern Nevada, portions of Montana and British Columbia. In addition, the Company acquired related assets of an affiliated company. The purchase price of $18,000,000 was paid $9,000,000 in cash, together with promissory notes aggregating $9,000,000 due on the first and second anniversaries of the closing date. In addition, the Company issued promissory notes aggregating $2,850,000, representing net current liabilities (as defined) of the acquired Gelco companies to related parties and a portion of working capital at closing.

Insituform Midwest, Inc.

On July 26, 1993, the Company acquired the common stock and related assets of Insituform Midwest, Inc. ("Midwest"), its licensee in Indiana and portions of Illinois, Iowa and Wisconsin. The base purchase price of $14.5 million (including $750,000 in payment of a five-year non-competition agreement from the sellers), was paid $14,000,000 in cash together with 40,096 unregistered shares of the Company's Class A common stock, $.01 par value ("Common Stock"). Further, during 1994 the sellers received contingent consideration in the amount of 70,972 additional shares of Common Stock, based on the obtainment of 1993 gross contracts, as defined. The contingent consideration (valued at
$1,000,000) was accounted for in 1993 as costs in excess of assets acquired.

Naylor Industries, Inc.

On July 14, 1993, the Company completed the acquisition of Naylor
Industries, Inc. ("Naylor") for a cash purchase price of $23,550,000, including transaction costs. Naylor is the parent of Insituform
Gulf
South, Inc. ("IGS"), the Company's licensee in Louisiana and portions of Texas and Mississippi.

Except as otherwise described, these acquisitions have been funded primarily from the proceeds of the Company's credit facility with SunTrust Bank, Nashville, National Association ("SunTrust") (formerly
Third National Bank in Nashville), or loans refinanced by such facility, and from working capital and the issuance of subordinated and purchase-money debt.

            INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The excess of the purchase price over the estimated fair value of the net assets acquired is being amortized over 25 years on the straight-line basis. Allocation of the purchase prices of these acquisitions is summarized as follows:

        (In thousands)                     Allocated to

- ---------------------------------------------------
                                                            Cost in
                           Total           Property         excess
of
                           purchaseWorking and      Other   net
assets
                           price   capital equipmentassets
acquired
                           --------------- ---------------
- ----------

Year ended December 31, 1995:
  Enviroq                  $18,899 $3,934  $5,489   $4,938  $4,538

Year ended December 31, 1994:
  Gelco Companies           21,613  2,209   3,003    1,349   15,052

Year ended December 31, 1993:
  Naylor                    23,550  5,664   3,058     (247)  15,075
  Midwest                   15,790  2,533   3,096       84   10,077


The following table presents summarized consolidated unaudited pro forma results of operations for 1995, 1994 and 1993 as if the Enviroq acquisition had occurred at the beginning of 1994 and the Gelco, Naylor and Midwest acquisitions had occurred at the beginning of 1993. These pro forma results are provided for comparative purposes only and do not purport to be indicative of the results which would have been obtained if these acquisitions had been effected on the dates indicated or which may be obtained in the future.

Year ended December 31,              1995         1994      1993
- -----------------------              ----         ----      ----
                                   (In thousands, except per share
amounts)

Total revenues                       $282,742     $269,257
$180,512
Income (loss) from continuing operations$ (1,709) $ 16,959  $
10,667
Income (loss) from continuing operations
  per common and common equivalent share$   (.06) $    .62  $
 .39


          INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

During 1995, the Company also completed two smaller acquisitions. On February 16, 1995, the Company acquired 66% of the common stock of Insituform France, S.A., a newly formed subsidiary of its former French licensee, for FF7,400,000 (US$1,463,000). Additionally, on November 30, 1995, the Company completed the acquisition of the UK-based Formapipe Division of Water Flow Services Limited, for $4,308,000.

2.   Receivables

Receivables consist of the following (in thousands):

December 31,                            1995        1994
- ------------                            ----        ----
Trade, less allowance for possible
 losses of $974 and $637                $51,049     $41,109
Retainage under construction
 contracts (Note 3)                      11,395       7,533
Refundable income taxes                   2,273         445
                                        -------     -------
Receivables                             $64,717     $49,087
                                        =======     =======

Activity in the allowance for possible losses is summarized as follows (in thousands):

Year ended December 31,                 1995    1994      1993
- -----------------------                 ----    ----      ----

Balance, at beginning of period         $637    $495      $456
Charged to expense                       657     575       106
Increase resulting from
 business acquisitions                   -         -       212
Uncollected balances written off,
 net of recoveries                      (320)   (433)     (279)
                                        ----    ----      ----
Balance, at end of period               $974    $637      $495
                                        ====    ====      ====

          INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following (in thousands):

December 31,                                1995      1994
- ------------                                ----      ----

Costs incurred on uncompleted contracts     $ 98,421  $75,993
Estimated earnings                            20,535   20,132
                                            --------  -------
                                             118,956   96,125

Less billings to date                       (105,488) (77,968)
                                            --------  -------
                                            $ 13,468  $18,157
                                            ========  =======

Included in the accompanying balance sheets under the following captions:

Costs and estimated earnings in
 excess of billings                         $14,008   $19,311
Billings in excess of costs and
 estimated earnings on uncompleted
 contracts (see Note 9)                        (540)   (1,154)
                                            -------   -------
                                            $13,468   $18,157
                                            =======   =======

4.   Inventories

Inventories are summarized as follows (in thousands):

December 31,                                  1995     1994
- ------------                                  ----     ----

Finished products                             $   822  $ 1,118
Work-in-process                                 1,053      584
Construction materials                          9,608    6,040
Raw materials                                   5,089    3,280
                                              -------  -------
Inventories                                   $16,572  $11,022
                                              =======  =======

          INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Property and Equipment

Property and equipment consists of the following (in thousands):

December 31,                                 1995      1994
- ------------                                 ----      ----

Land and land improvements                   $ 3,474   $ 1,925
Buildings and improvements                    15,264    12,764
Machinery and equipment                       64,980    52,864
Furniture and fixtures                         7,967     6,567
Autos and trucks                               3,685     3,026
Construction in progress                       5,168     4,134
                                             -------   -------
                                             100,538    81,280

Less accumulated depreciation                (40,765)  (29,809)
                                             -------   -------
Net property and equipment                   $59,773   $51,471
                                             =======   =======
6.   Investments in Licensees and Affiliated Companies

Investments in licensees and affiliated companies, all of which are accounted for on the equity method, consist of the following (in thousands):

December 31,                                   1995     1994
- ------------                                   ----     ----

Corporations:
  Insituform Brochier
   Rohrsanierungstechnik GmbH (33%)            $982     $823
  KA-TE Insituform AG (50%)                     398      244
  N.V. K - Insituform S.A. (50%)                116      117
Partnership interests:
  M&M Soltar, a Joint Venture (50%)              59       98
  Midsouth Partners (15%) (Note 1)                -      466
  Enhansco Joint Venture (50%)                    -      383
                                               ----     ----
Investments in licensees and
 affiliated companies                          $1,555   $2,131
                                               ======   ======

In March 1995, the Company sold its interest in the Enhansco Joint Venture to its partner for $400,000, one-half of which is due three years after closing.

           INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Lines of Credit

See Note 8 for a description of the Company's revolving facility with SunTrust.

Insituform Canada Limited had obtained a line of credit facility in the amount of C$3,900,000 (US$2,858,000) with Alberta Treasury Branches ("ATB") which bore interest at ATB's prime rate plus 1/2% and was collateralized by an interest in the assets of Insituform Canada. The outstanding balance under the lines was C$389,000 (US$277,000) at December 31, 1994. The line was terminated in December 1995.

Insituform Permaline Ltd. ("Permaline") has a line of credit and overdraft facility of pounds sterling 700,000 (US$1,087,000) with National Westminster Bank Plc ("NatWest") which bears interest at NatWest's base rate (6.5% at December 31, 1995) plus 2.0% for borrowings up to 450,000 pounds sterling and 3.0% for those above 450,000 pounds sterling. The facility is available through March 1996, and is secured by Permaline's real property and the Company's guarantee. At December 31, 1995 and 1994, respectively, 398,000 pounds sterling (US$618,000) and 0 pounds sterling were outstanding under this facility.

Insituform Japan KK ("Japan") also has a line of credit facility of 100,000,000 yen (US$967,000) with Fuji Bank which bears interest at Fuji Bank's base rate (2.125% at December 31, 1995) and is available through December 1996. At December 31, 1995 and 1994, 45,000,000 yen (US$435,000) and 0 yen were outstanding under this facility, respectively.

Prior to October 1995, IMA had a line of credit facility with Boatmen's National Bank ("Boatmen's") and Mark Twain Bank ("Mark Twain") which provided advances up to $23 million for working capital purposes (the credit limit was successively increased to such amount from $10 million, $13 million and $20 million, respectively). Interest on related borrowings was payable monthly, at the lesser of the bank's prime lending rate or a rate tied to the London Interbank Offered Rate ("LIBOR"). As of October 25, 1995, the facility was terminated, and all outstanding principal (together with IMA's term loan) was refinanced with SunTrust (see
Note 8). Weighted average borrowings for 1995 through October were approximately $7.6 million, with maximum borrowings during the year of approximately $17.5 million. At December 31, 1994, the outstanding principal was $7.8 million. For the year ended December 31, 1994, the weighted average borrowings were approximately $4.8 million, and maximum borrowings were approximately $7.8 million.

           INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Long-term Debt

Long-term debt consists of the following (in thousands):

December 31,                                    1995     1994
- ------------                                    ----     ----
Long-term debt:
  SunTrust facilities                           $73,052  $35,211

  8.5% senior subordinated note, payable in
  $1,000 installments annually each July 1998
  through 2001, with the entire remaining
  balance due in July 2002 with interest
  quarterly (net of unamortized discount of
  $270 and $329)                                  4,730    4,671

  Industrial revenue bond, payments ranging
  from $85 to $170 through January 2004, with
  interest at 90% of prime (prime was 8.5% at
  December 31, 1995)                              3,701    3,941

  Industrial development bond, quarterly
  principal payments ranging from $23 to $51
  through January 2003, with interest at
  approximately 79% of prime (prime was
  8.5% at December 31, 1995)                      1,020    1,107

Deferred purchase consideration:
  Promissory notes to selling shareholders
  with balance due October 1996, interest
  payable quarterly at lesser of prime
  (currently 8.5%) or LIBOR + 2.75%, secured
  by pledge of assets of the acquired
  companies                                       4,000    9,000

  Promissory notes payable to affiliates of
  former shareholders of Gelco companies,
  payable in two equal installments in October
  1996 and 1997, with interest payable
  quarterly at lesser of prime or
  LIBOR + 2.75%                                   2,850    2,850

  Subordinated promissory note, 6% interest
  payable semiannually, to be retired in
  March 1996 (see Note 1)                         3,000       -

Other notes                                       2,541    2,139
                                                -------   -------
                                                 94,894   58,919
Less current maturities                         (12,081) (11,572)
                                                -------   -------
Long-term debt                                  $82,813  $47,347
                                                =======  =======
                                 F-23

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 1993, the Company obtained from SunTrust (formerly Third National Bank in Nashville) a credit facility initially providing for advances of up to $30 million, which was increased by up to an additional $12 million in August 1994 and restated in June 1995 to aggregate up to $50 million. Borrowings under this facility initially bore interest at the lesser of the bank's prime rate or 2.75% above the 30-day adjusted LIBOR rate. Pursuant to the June 1995 restatement, interest accrued at a rate selected by the Company as either the bank's prime rate, plus a margin ranging up to .25%, or 30-day adjusted LIBOR, plus a margin ranging from 1.75% to 2.25%. Initially, quarterly principal payments of $1,072,000 were required, with an additional $339,000 to commence in September 1995 with maturity in June 2000. This facility was utilized to fund the acquisitions of Naylor, Midwest and the Gelco companies (see Note
1).

In October 1995, the Company obtained a credit facility from SunTrust, as agent, and a group of participating lenders which provides for advances through October 1997 on a revolving basis aggregating up to $105 million (including a $5.0 million standby letter of credit facility). Of such amount, approximately $66.4 million was applied to refinance existing debt under the Company's prior arrangements with SunTrust (approximately $35.9 million), IMA's term loans with Boatmen's and Mark Twain ($14.5 million), and short-term debt under IMA's line of credit facility ($16.0 million) (see
Note 7). Additional advances are available for the expansion of the Company's business and for general corporate purposes.

The current SunTrust facility matures in October 2000, with installments based on a five-year amortization schedule, commencing December 31, 1997. Interest on indebtedness under the facility is payable at either (i) SunTrust's prime rate (8.5% at December 31, 1995), plus a margin of up to .25% in the event certain financial ratios are not maintained, or (ii) an adjusted LIBOR rate (5.9% at December 31, 1995), plus a margin ranging from 1.00% to 1.75%, depending on the maintenance of certain financial ratios. Up to $5 million under the credit facility may be borrowed from SunTrust pursuant to a "swing line facility," which accrues interest at a rate per annum equal to 0.5% below SunTrust's prime rate. The SunTrust facility obligates the Company to comply with certain financial ratios and restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to incur further indebtedness, pay dividends, make loans and encumber any properties, and requires guarantees of certain domestic subsidiaries. Essentially all of the Company's retained earnings at December 31, 1995 are restricted under such covenants.

In April 1995, in connection with the Enviroq acquisition, the Company obtained from Boatmen's and Mark Twain a $15.25 million term loan payable $1.5 million per year with the balance due in April 2002. This term loan was secured by first mortgages on real estate and a pledge of the shares of certain U.S. and Canadian subsidiaries, and was retired as discussed above.

The 8.5% senior subordinated note is subordinated in right to the
Company's bank and other institutional financing and to deferred consideration incurred in connection with business acquisitions. As
         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discussed in Note 10, warrants to purchase 350,877 unregistered shares of Common Stock were also issued to the lender. The note is prepayable at the Company's option, at premiums until July 1998 ranging from 3% to 1% of the amount prepaid, and is subject to defeasance in certain circumstances. The subordinated note also restricts the Company's ability to pay dividends and repurchase outstanding common stock.

The industrial revenue bond may be called by the holder, an institutional purchaser, in 1999 or each year thereafter until maturity. Property and equipment with a net book value of approximately $3,500,000 is pledged to collateralize these bonds. These bonds also restrict the Company's ability to pay dividends.

Principal payments required to be made for each of the next five years and thereafter are summarized as follows (in thousands):

   Year ending December 31,         Amount
   ------------------------         ------
   1996                             $12,081
   1997                               6,349
   1998                              16,079
   1999                              15,998
   2000                              40,674
   After 2000                         3,713
                                    -------
   Total                            $94,894

                                    =======
9.  Accounts Payable and Accruals

Accounts payable and accruals consist of (in thousands):

December 31,                                1995       1994
- ------------                                ----       ----
Accounts payable - trade                    $15,130    $17,702
Compensation and profit sharing               4,185      3,619
Merger and restructuring (Note 1)             4,123        685
Accrual for pending litigation and
 claims (Note 17)                             1,793      1,941
Bank overdrafts                                 545      1,647
Billings in excess of costs and
 earnings (Note 3)                              540      1,154
Dividends payable                                 -        737
Miscellaneous                                 9,328      7,969
                                            -------    -------
Accounts payable and accruals               $35,644    $35,454
                                            =======    =======

    INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Common Stock and Stockholders' Equity

In accordance with accounting for a pooling-of-interests, all prior period stockholders' equity accounts have been restated to give effect to the IMA Merger described in Note 1.

The Company has granted stock options to certain officers, directors, employees and other stockholders. The exercise price is typically the fair market value on the date the option is granted. Options generally expire up to five years from the date of grant. Options to purchase 300,000 shares, issued in 1993 to the Company's chief executive officer, were exercisable 50,000 at the date of grant with the remainder commencing three years from the grant date; as a result of the IMA Merger, all such options became exercisable.

Prior to the IMA Merger, IMA had granted options to certain officers, directors and employees to acquire IMA Class A common shares. In connection with the IMA Merger, all outstanding IMA options as of the date of the acquisition, became options to purchase that number of shares of ITI Common Stock that would have been received had the options been exercised prior to the IMA Merger. Dividends reflected in the statement of stockholders' equity reflect those which had been declared on the IMA common shares prior to the IMA Merger.

Changes in options outstanding are summarized as follows:

                                                    Option price
                                         Shares     per share
                                         ------     ------------
                                                    $

Balance, December 31, 1992               1,280,362  2.61-19.125
Granted                                    877,933   9.68-25.00
Exercised                                 (303,984) 3.625-19.125
Cancelled                                  (95,220) 3.625-25.00
                                         ---------  ------------
Balance, December 31, 1993               1,759,091  2.61-25.00
Granted                                    193,551  13.31-14.125
Exercised                                  (31,450) 3.625-8.125
Cancelled                                 (233,892) 2.875-25.00
                                         ---------  -----------
Balance, December 31, 1994               1,687,300  2.61-25.00
Granted                                    398,210  11.375-12.29
Exercised                                 (393,909) 3.625-14.125
Cancelled                                 (292,666) 3.625-25.00
                                         ---------  ------------
Balance, December 31, 1995               1,398,935  2.61-25.00
                                         =========  ============

          INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 1995, 2,638,841 shares of Common Stock were reserved pursuant to stock option plans and warrants. Options for 956,940 shares were currently exercisable.

In July 1993, the Company issued to Hanseatic Corporation warrants to purchase 350,877 unregistered shares of Common Stock in connection with the issuance of subordinated debt (see Note 8). The warrants are exercisable at $14.25 per share and expire on July 26, 1998. Paul Biddelman, a director of the Company, is Treasurer of Hanseatic.

The Board of Directors had previously designated 200,000 shares of the Company's preferred stock as Series C cumulative, non-voting preferred stock. Each share carried a semi-annual dividend rate of $5.40 and was redeemable five years after issuance for $200 per share, plus any accrued but unpaid dividends. In October 1994, all outstanding shares were redeemed and retired.

11. Notes Receivable From Affiliates

On July 3, 1992, ITI, Ringwood Limited ("Ringwood"), Parkwood
Limited
("Parkwood") and Douglas K. Chick and Brian Chandler entered into an agreement whereby Messrs. Chick and Chandler and Ringwood executed a secured non-recourse promissory note in the amount of $3,624,000 which bears interest at Citibank's prime rate plus 2-1/2% (11.0% at December 31, 1995) and was originally due July 3, 1995. On May 21, 1995, the Company extended the maturity date of the note to July 3, 1996. As security for the note, Ringwood and Messrs. Chick and Chandler have pledged to ITI 255,801 shares of ITI's stock beneficially owned by them. Messrs. Chandler and Chick are directors of ITI.

12. Licensees

The Company markets the Insituform Process and the NuPipe Process in selected territories by utilization of licensees. The bulk of the trenchless repair and rehabilitation services of the licensees has historically been performed for municipalities, and the Company expects this to remain the largest part of the licensees' business for the foreseeable future.

The Insituform Process license agreements require royalty payments based upon 5% to 8% (generally 8% in the U.S.) of the gross contract price, as defined, often with varying minimum annual royalties.

In addition to an initial license fee, the NuPipe Process license agreements require continuing royalty payments based upon 6.75% to
8%
of the gross contract price, as defined.

The former stockholders of NuPipe, Inc. were entitled to receive
35%
of the royalty income collected by the Company in connection with the
NuPipe   technology acquired   by the Company   in 1988.   In March

           INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1995, the Company exercised an option, granted in October 1994, to acquire such parties' interest in such payments in exchange for issuance of the Company's promissory notes aggregating $1,000,000. The notes are payable in quarterly installments over three years and bear interest at 5.4% per annum.

13. Other Income (Expense)

Other income (expense) is comprised of the following (in thousands):

Year ended December 31,                 1995      1994    1993
- -----------------------                 ----      ----    ----
Investment income                       $ 1,177   $  959  $  891
Litigation settlement (Note 17)          (3,547)       -       -
Casualty gain                               722        -       -
Discounts earned                            322      247     131
Miscellaneous                              (401)    (194)     76
                                        -------   ------  ------
                                        $(1,727)  $1,012  $1,098
                                        =======   ======  ======


14. Taxes on Income

Effective January 1, 1993, the Company adopted SFAS 109. As permitted by SFAS 109, the Company has elected to not restate prior periods' consolidated financial statements. Except for the cumulative effect of the accounting change of $218,000, or $.01 per share, the application of this statement had no material effect on the 1993 results of operations.

Deferred federal income taxes are not provided on the unremitted earnings of foreign subsidiaries since it has been the practice and is the intention of the Company to continue to reinvest these earnings in the business outside the United States. The cumulative amount of unremitted foreign earnings at December 31, 1995 was approximately $9,038,000. It is not practicable to estimate the amount of the unrecognized deferred tax liability on such earnings.

           INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax assets consist of the following (in thousands) at December 31:

                                                1995        1994
                                                ----        ----
Deferred income tax assets:
  Net operating loss carryforwards              $5,391      $4,924
  Foreign tax credit carryforwards               1,650       1,505
  Accrued compensation                             943         626
  Inventory valuation                              706         353
  Accrual for pending litigation and claims        660         738
  Estimated loss on disposal of
   discontinued operation                         -            880
  Warranty accrual                                 347         433
  Restructuring provision                        1,675           -
  Other                                            187         296
                                                ------      ------
Gross deferred income tax assets                11,559       9,755
Valuation allowance                             (3,767)     (3,404)
                                                ------      ------
Total deferred income tax assets                 7,792       6,351
                                                ------      ------
Deferred income tax liabilities:
  Depreciation                                  (4,211)     (3,861)
  Deferred revenue                                -           (431)
  Unrealized holding gains
   on investments                                 -           (268)
  Construction contracts                          (610)          -
  Other                                           (299)
(239)
                                                ------      ------
Total deferred income tax liabilities           (5,120)
(4,799)
                                                ------      ------
Net deferred income tax assets                  $2,672      $1,552
                                                ======      ======

The Company has recorded a deferred tax asset of $2,672, reflecting the benefit of $5,391 in loss carryforwards and $1,650 in foreign tax credit carryforwards. Realization is dependent upon generating sufficient taxable income in the applicable jurisdictions and, in some instances, prior to the expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.
The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods, as applicable are reduced.

           INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income (loss) from continuing operations before taxes on income is as follows (in thousands):

Year ended December 31,                   1995    1994      1993
- -----------------------                   ----    ----      ----
Domestic                                  $1,897  $22,375   $15,260
Foreign                                    1,733    4,459
(621)
                                          ------  -------   -------
Totals                                    $3,630  $26,834
$14,639
                                          ======  =======   =======

Provisions for taxes on income from continuing operations consist of the following components (in thousands):

Year ended December 31,                   1995    1994      1993
- -----------------------                   ----    ----      ----
Current:
  Federal                                 $1,225  $ 7,474
$3,282
  Foreign                                  2,154    1,715
1,450
  State                                      827    1,270
508
                                          ------  -------   ------
                                           4,206   10,459
5,240
                                          ------  -------   ------
Current tax benefit related to
 exercise of stock options                   530       85
844
                                          ------  -------   ------
Deferred:
  Federal                                   (622)    (124)
(373)
  Foreign                                    (54)      66
(154)
  State                                      (73)     (29)
25
  Adjustments to beginning of year
   valuation allowance                         -        -
(423)
                                          ------  -------   ------
                                            (749)     (87)    (925)
                                          ------  -------   ------
Total taxes on income                     $3,987  $10,457   $5,159
                                          ======  =======   ======

            INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate was different than the U.S.federal statutory tax rate. The following summary reconciles taxes at the maximum U.S.
federal statutory tax rate with the actual taxes (in thousands) and effective rates:

Year ended December 31,                   1995  1994   1993
- -----------------------                   ----  ----   ----
Income taxes at U.S. federal
 statutory tax rate                       34.0% 34.0%  34.0%
Increase (decrease) in taxes resulting from:
  State income taxes,
   net of federal income tax benefit      13.7   3.1    2.4
  Tax amortization of intangibles                 (21.5)  (2.9)
(5.0)
  Tax benefit not currently
   recognizable on losses of
   subsidiaries                           10.0   0.5    2.2
  Merger costs capitalized for tax purposes59.1   -       -
  Goodwill amortization                   18.3   2.0    2.0
  Other items                             (3.8)  2.3   (0.4)
                                          ----- ----   ----
Total taxes on income                     109.8%39.0%  35.2%
                                          ===== ====   ====

Certain of the Company's subsidiaries have available tax operating loss carryforwards utilizable to the extent of such subsidiaries' future taxable income as follows:

                                          Amount       Expira-
                            Jurisdic-     (in          tion
    Subsidiary              tion          thousands)   date
    ----------              ---------     ----------   -------
Insituform California, Inc. US            $1,547       1996 to
                                                         1999
H.T. Schneider, Inc.        US            $1,206         2007
NuPipe, Ltd.                UK            $4,559       Indefinite
Insituform Permaline LimitedUK            $4,165       Indefinite
Insituform Technologies Ltd.UK            $  702       Indefinite
Insituform Technical
 Services, Ltd.             UK            $  909       Indefinite
Insituform Overseas Limited UK            $  857       Indefinite
Insituform Canada Limited   Canada        $1,123       1997 to
                                                         2002


            INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Discontinued Operations

On December 30, 1993, the Company adopted a plan to discontinue the operation of its division engaged in the off-site rehabilitation of downhole tubulars for the oil and gas industry, yet was unable to sell the business during 1994. As a result, the Company decided to liquidate the division's assets, and during the fourth quarter of 1994 a provision was made to write down the assets to their estimated liquidation values and accrue the estimated costs of closing the operation.

The loss from discontinued operations includes the following amounts, in thousands:

Year ended December 31,                        1995     1994  1993
- -----------------------                        ----     ----  ----
Loss from operations
 (net of applicable income tax
  benefits of $592)                            $   -    $   -
$(1,145)

Estimated loss on disposal,
 including a provision of $0,
  $1,427 and $585, respectively,
  for losses during the phase-out
  period (net of applicable
  income tax benefits of $627 and $680)            -  (1,164)
(1,320)
                                               ----- -------
- -------
                                               $   - $(1,164)
$(2,465)
                                               ===== =======
=======


The division's revenues for the years ended December 31, 1994 and
1993
were $1,137,000 and $1,889,000, respectively. The net assets and liabilities of the discontinued operations were reclassified on the balance sheet to other assets and accrued expenses and principally consist of property and equipment, patents, inventory and accrued losses during the phase-out period.

            INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Segment and Geographic Information

The Company's continuing operations include the following reportable segments:

"Pipeline Technology" - includes licensing, selling and servicing trenchless, on-site pipeline reconstruction technology and products.

"Construction" - includes the installation of trenchless pipeline reconstruction materials as well as nontrenchless pipeline construc-tion.

Operating profit (loss) by business segment and by geographic area are defined as revenues less operating costs and expenses. Income and expense not allocated to business segments or geographic areas include investment income and corporate expenses.

Identifiable assets are those assets used exclusively in the operations of each business segment or geographic area, or which are allocated, when used jointly. Corporate assets are principally comprised of cash equivalents and investments.

Financial information by industry segment is as follows (in thousands):

Year ended December 31,                 1995         1994      1993
- -----------------------                 ----         ----      ----
Pipeline Technology
  Revenues:
    Unaffiliated companies              $ 25,299    $ 29,439 $
28,174
    Intersegment                          45,582      36,993
26,605
                                        --------    --------
- --------
    Total revenues                        70,881      66,432
54,779
                                        --------    --------
- --------
  Operating income                        16,642      25,582
17,066
  Identifiable assets                     29,699      24,036
25,974
  Capital expenditures                       750         950
709
  Depreciation and amortization            1,569       1,465
1,387
                                        ========    ========
========
Construction
  Revenues                              $246,904    $193,732
$123,448
  Operating income                         5,479      11,972
2,071
  Identifiable assets                    211,543     183,168
133,719
  Capital expenditures                    15,557      17,434
9,551
  Depreciation and amortization           14,961      10,130
7,641
                                        ========    ========
========

            INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31,          1995      1994        1993
- -----------------------          ----      ----        ----
Eliminations and Corporate Items
  Revenues                       $(45,582) $(36,993)   $(26,605)
  Operating loss                  (10,371)   (8,322)     (4,030)
  Identifiable assets              19,058    20,423      17,317
  Capital expenditures                190        88         552
  Depreciation and amortization       269       287         622
                                 ========  ========    ========
Consolidated
  Revenues                       $272,203  $223,171    $151,622
  Operating income                 11,750    29,232      15,107
  Identifiable assets             260,300   227,627     177,010
  Capital expenditures             16,497    18,472      10,812
  Depreciation and amortization    16,799    11,882       9,650
                                 ========  ========    ========
Financial information by geographic area is as follows (in
thousands):

Year ended December 31,          1995      1994        1993
- -----------------------          ----      ----        ----

United States
  Revenues:
    Unaffiliated companies       $202,555  $160,378    $106,580
    Between geographic areas       40,243    32,740      21,211
                                 --------  --------    --------
    Total revenues                242,798   193,118     127,791
                                 --------  --------    --------
  Operating income                 11,055    24,373      15,598
  Identifiable assets             202,165   182,380     138,113
                                 ========  ========    ========

            INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31,          1995      1994        1993
- -----------------------          ----      ----        ----
Canada
  Revenues:
    Unaffiliated companies       $28,620   $27,304     $24,726
    Between geographic areas       1,617     1,190         967
                                 -------   -------     -------
    Total revenues                30,237    28,494      25,693
                                 -------   -------     -------
  Operating income                 1,674     1,849       1,418
  Identifiable assets             21,233    21,851      19,973
                                 -------   -------     -------
European Community
  Revenues:
    Unaffiliated companies       $21,566   $18,014     $15,360
    Between geographic areas       2,325     2,636       4,427
                                 -------   -------     -------
    Total revenues                23,891    20,650      19,787
                                 -------   -------     -------
  Operating income                 8,253     9,408       2,374
  Identifiable assets             20,959    10,971      11,377
                                 =======   =======     =======
Asia
  Revenues:
    Unaffiliated companies       $ 8,048   $ 6,309     $ 4,865
    Between geographic areas       1,256       300           -
                                 -------   -------     -------
    Total revenues                 9,304     6,609       4,865
                                 -------   -------     -------
  Operating income (loss)            440       476        (279)
  Identifiable assets              4,162     2,477       2,156
                                 =======   =======     =======
South America
  Revenues:
    Unaffiliated companies       $ 9,740   $11,252     $    43
  Operating income                   786     1,739          26
  Identifiable assets              4,806     5,071           -
                                 =======   =======     ========

            INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31,          1995      1994        1993
- -----------------------          ----      ----        ----
Other
  Revenues:
    Unaffiliated companies       $1,674    $   41      $   48
    Between geographic areas        141         -           -
                                 ------    ------      ------
    Total revenues                1,815        41          48
                                 ------    ------      ------
  Operating loss                   (796)        -           -
  Identifiable assets                 -         -           -
                                 ======    ======      ======
Eliminations and Corporate Items
  Revenues:
    Between geographic areas     $(45,582) $(36,993)   $(26,605)
  Operating loss                   (9,662)   (8,613)     (4,030)
  Identifiable assets               6,975     4,877       5,391
                                 ========  ========    ========
Consolidated
  Revenues                       $272,203  $223,171    $151,622
  Operating income                 11,750    29,232      15,107
  Identifiable assets             260,300   227,627     177,010
                                 ========  ========    ========

            INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Commitments and Contingencies

A. Leases

The Company leases a number of its administrative operations facilities under noncancellable operating leases expiring at various dates through
2020. In addition, the Company also leases certain construction and automotive equipment on a multi-year, monthly, or daily basis. Rent expense under all operating leases for 1995, 1994 and 1993 was $4,221,000, $3,326,000 and $1,599,000, respectively.

At December 31, 1995, the future minimum lease payments required under the noncancellable operating leases were as follows (in thousands):

Year ending                                    Minimum lease
December 31,                                   payments
- ------------                                   -------------

1996                                           $ 3,265
1997                                             2,522
1998                                             1,908
1999                                             1,564
2000                                             1,270
After 2000                                       6,265
                                               -------
Total                                          $16,794
                                               =======


B.  Employment Agreements

The Company and certain of its subsidiaries have employment
contracts
with various officers with remaining terms ranging from six months to
three years at amounts approximating their current levels of compensa-
tion. The companies' minimum aggregate commitment at December 31,
1995
under such contracts is approximately $4,173,000.

C.  Litigation

On May 23, 1995, the Company, notwithstanding its belief that it had defenses to plaintiff's claim that were well grounded in fact and law, entered into a memorandum of understanding to settle the previously disclosed stockholder class action against the Company in the United
States District Court for the Western District of Tennessee alleging various misstatements and omissions, relating to, among other things, acquisition and restructuring costs arising from the acquisition of Insituform Group Limited in

          INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 1992, in public disclosures by the Company during the period from October 28, 1992 to May 12, 1993 in violation of, among other things, Rule 10b-5 under the Securities Exchange Act of 1934. Under the settlement, the Company has made a cash payment to class members in the amount of $3.2 million and (in January 1996) issued to class members
30,000 shares of the Company's class A common stock.

The Company is involved in certain additional litigation incidental to the conduct of its business. In the Company's opinion, none of these proceedings will have a material adverse effect on the Company's financial position, results of operations and liquidity. The financial statements include the estimated amounts of liabilities that are likely to be incurred from these and various other pending litigation and claims.

D.  Retirement Plans

The Company and certain domestic subsidiaries maintain profit sharing/401(k) plans which cover substantially all eligible domestic employees. Company profit sharing contributions are discretionary. Under the terms of its 401(k) features, the Plan also provides for the
Company to contribute 50% of the participating employee's contribution, subject to a limitation of generally $400 per participant. Certain recently acquired domestic subsidiaries have continued to maintain their pre-existing profit sharing plans until such time as their employees can be added to the Company's Plan. Total contributions to the domestic plans were $1,401,000, $815,000 and $735,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

In addition, certain foreign subsidiaries maintain various other defined contribution retirement plans. Company contributions to such plans for the years ended December 31, 1995, 1994 and 1993 were $136,000, $125,000 and $197,000, respectively.

E. Paltem License

Pursuant to a license agreement with Ashimori Industry Co. Ltd., the
Company holds the exclusive rights to use the patents, trademarks and know-how related to certain Ashimori products, including Paltem-HL, for substantially all of North America. In connection with the license, the
Company paid Ashimori an initial licensee fee of $100,000 and is required to remit ongoing royalties ranging from 5% to 7% on Paltem process installations.

F.  Other

At December 31, 1995, $2,518,000 in stand-by letters of credit were outstanding under the Company's SunTrust facility.

             INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees have been issued by the Company in support of its subsidiaries as described in the following paragraphs.

Naylor has outstanding letter of credit commitments totaling
$450,000
from Texas Commerce Bank to its insurance carriers. Cash equivalents totaling $454,000 are pledged to secure these commitments at December
31, 1995.

At December 31, 1995, Insituform Permaline has outstanding performance bonds aggregating 308,000 pounds sterling (US$478,000).

18. Estimated Fair Value of Financial Instruments

For financial instruments bearing a variable interest rate, it is presumed that recorded book values are reasonable estimates of fair value. For all other financial instruments, the following methods and assumptions are used to estimate fair values:

Cash and cash equivalents, receivables, accounts payable and accrued expenses - Recorded book values are a reasonable estimate of fair value.

Investments in securities - Quoted market prices for the specific instruments owned, or for similar securities, are used to determine estimated fair value.

Long-term debt - Current market values for debt instruments with fixed interest rates are estimated based on borrowing rates currently available to the Company for loans with similar terms. At December 31,
1995, the estimated fair value of debt instruments with fixed interest rates was approximately $7.7 million as compared with carrying value of such instruments of $8.5 million.

The remaining assets and liabilities of the Company are not considered financial instruments and have not been valued differently than is customary under historical cost accounting.

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Selected Quarterly Financial Data (Unaudited)

                      (In thousands, except per share data)

                                         1st    2nd   3rd    4th
                                        $     $     $      $

Year ended December 31, 1995:(C)
    Revenues                          62,266 69,62169,893 70,423
    Gross profit                      20,498 23,64122,624 18,967
    Net income (loss)                  3,420
2,143(A)4,223(10,752)(B)
    Earnings per share of common stock and common stock
equivalents:
      Net income (loss)                  .13    .08   .15   (.40)

Year ended December 31, 1994:(C)
    Revenues                          47,754 47,14559,495 68,777
    Gross profit                      17,221 16,19520,765 22,742
    Income from continuing operations  3,217  3,059 4,925  4,466
    Loss from discontinued operations (Note 15)-  -     - (1,164)
    Net income                         3,217  3,059 4,925  3,302
    Earnings per share of common stock and common stock
equivalents:
      Income from continuing operations  .12    .11   .18    .16
      Loss from discontinued operations    -      -     -   (.04)
      Net income                         .12    .11   .18    .12


(A) See Notes 13 and 17 for information relative to the charge recorded against second quarter 1995 income in connection with the settlement of certain litigation.

(B) See Note 1 for information relative to merger and restructuring charges recorded primarily in the fourth quarter of 1995.

(C) In accordance with the pooling-of-interests method of accounting, the Company's consolidated financial statements have been retroactively restated to give effect to the IMA Merger, which was completed in October 1995, as if the companies had always operated as a single entity.
    (See Note 1.)


                      (In thousands, except per share data)

                                         1st    2nd   3rd    4th
                                        $     $     $      $

As previously reported by ITI:
  Year ended December 31, 1995:
    Revenues                          39,832 43,61442,654    N/A
    Gross profit                      14,348 15,85514,568    N/A
    Net income                         1.919  1.076 2,891    N/A
    Earnings per share of common stock and common stock
equivalents:
      Net income                         .13    .08   .20    N/A

  Year ended December 31, 1994:
    Revenues                          30,481 31,80240,947 45,017
    Gross profit                      11,249 11,63815,068 15,663
    Income from continuing operations  1,471  2,172 3,619  2,532
    Loss from discontinued operations      -      -     - (1,164)
    Net income                         1,471  2,172 3,619  1,368
    Earnings per share of common stock and common stock
equivalents:
      Income from continuing operations  .10    .15   .25    .18
      Loss from discontinued operations    -      -     -   (.08)
      Net income                         .10    .15   .25    .10


                      INDEX TO EXHIBITS<F1><F2>

3.1   -   Certificate of Incorporation of the
      Company (Incorporated by reference to
       Exhibit 4(iii) to the Registration
       Statement Form S-8 No. 33-63953).

3.2   -   By-Laws of the Company.

10.1  -   Agreement and Plan of Merger dated as of
       May 23, 1995 among the Company, ITI
       Acquisition Corp. and Insituform Mid-
       America, Inc. (Incorporated by reference
       to Exhibit 5(a) to Current Report on
       Form 8-K dated May 23, 1995).

10.2   -  Merger Agreement dated as of November 2,
       1994 by and among Insituform Mid-America, Inc., IMA Merger Sub, Inc., Enviroq
       Corporation and New Enviroq Corporation
       (Incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.3   -  Agreement of Purchase and Sale dated
       as of October 21, 1994 among Gelco
       Services, Inc., Gelco NuPipe, Inc.,
       GelTech Constructors, Inc., Gelco
       Corporation, Mar-Tech Insituform Ltd.
       and the stockholders thereof, the
       Company and GCO Acquisition Corp.
       (Incorporated by reference to Exhibit
       2(a) to the Current Report on Form 8-K
       dated October 21, 1994), together with
       Supplemental Agreement dated March 21,
       1995 among the Company, GCO Acquisition
       Corp., James D. Monaghan, Richard D. Beck, as Trustee of The Richard D. Back Revocable
       Trust, D. Robert Innis, J.R. Investments Co., and Pipe Recon Products Ltd. (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1994).

<FN1> The Company's current, quarterly and annual reports are filed with the
      Securities and Exchange Commission under file no. 0-10786.
<FN2> Pursuant to Reg. Section 229.601, does not include certain instruments with
      respect to long-term debt of the Company and its consolidated subsidiaries not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company undertakes to furnish to the Securities and
      Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.

                INDEX TO EXHIBITS<F1><F2> (Continued)

10.4  -   Agreement dated as of October 21, 1994,
          among the Company, NuPipe, Inc., James
          D. Monaghan, Richard D. Beck and Campbell
          H. Steketee, Jr. (Incorporated by reference to Exhibit 2(o) to the Current Report on Form 8-K dated October 21, 1994).

10.5  -   Amended and Restated License Agreement
       dated as of September 9, 1994 among
       Insituform Mid-America, Inc., Ashimori
       Industry Co., Ltd. and Ashimori Inter-
       national Limited.

10.6  -   Credit Agreement dated October 25, 1995
       among the Company, the lenders listed
       therein and SunTrust Bank, Nashville,
       National Association, as agent (In-
       corporated by reference to Exhibit 5(a)
       to the Current Report on Form 8-K dated
       October 25, 1995), together with Re-
       volving Credit Notes each dated October
       25, 1995 executed by the Company to,
       respectively, SunTrust Bank, Nashville,
       National Association, The Boatmen's
       National Bank of St. Louis, United
       States Bank of Oregon, Harris Trust
       and Savings Bank, Daiwa Bank, Limited
       and Union Planters National Bank (In-
       corporated by reference to Exhibit 5(b)
       to the Current Report on Form 8-K dated
       October 25, 1995), Swing Line Promissory
       Note dated October 25, 1995 executed by
       the Company to SunTrust Bank, Nashville,
       National Association (Incorporated by
       reference to Exhibit 5(c) to the Current
       Report on Form 8-K dated October 25, 1995) and Master Letter of Credit Demand Note dated October 25, 1995 executed by the Company to SunTrust Bank, Nashville,
       National Association (Incorporated by
       reference to Exhibit 5(d) to the Current
       Report on Form 8-K dated October 25, 1995).

<FN1> The Company's current, quarterly and annual reports are filed with the
      Securities and Exchange Commission under file no. 0-10786.
<FN2> Pursuant to Reg. Section 229.601, does not include certain instruments with
      respect to long-term debt of the Company and its consolidated subsidiaries not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company undertakes to furnish to the Securities and
      Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.

                INDEX TO EXHIBITS<F1><F2> (Continued)

10.7 -Employment Agreement dated as of July
      3, 1992, between the Company and James
          D. Krugman (Incorporated by reference
          to Exhibit 10.53 of Registration
          Statement on Form S-4 No. 33-53772).<F3>

10.8 -Agreement dated October 25, 1995 between the Company and Jerome Kalishman
       (Incorporated by reference to Exhibit
       2(b) to the Current Report on Form 8-K
       dated October 25, 1995).

10.9 -Consulting Agreement dated October 25,
       1995 between the Company and Jerome
       Kalishman (Incorporated by reference to
       Exhibit 2(c) to the Current Report on
       Form 8-K dated October 25, 1995).

10.10 -   Letter Agreement dated September 27, 1993
       between the Company and Jean-Paul
       Richard (Incorporated by reference to
          Exhibit 10.35 to the Annual Report on
          Form 10-K for the year ended December
          31, 1993).

10.11 -   Employment Agreement dated October 25,
       1995 between the Company and Robert
       W. Affholder (Incorporated by reference
       to Exhibit 2(d) to the Current Report
       on Form 8-K dated October 25, 1995).

10.12 -   Letter Agreement dated July 31, 1993
       between the Company and R. William
       Pittman (Incorporated by reference to
          Exhibit 10.34 to the Annual Report on
          Form 10-K for the year ended December
          31, 1993).<F3>

<FN1> The Company's current, quarterly and annual reports are filed with the
      Securities and Exchange Commission under file no. 0-10786.
<FN2> Pursuant to Reg. Section 229.601, does not include certain instruments with
      respect to long-term debt of the Company and its consolidated subsidiaries not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company undertakes to furnish to the Securities and
      Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.
<FN3> Management contract or compensatory plan or arrangement.


                INDEX TO EXHIBITS<F1><F2> (Continued)

10.13 -   Letter Agreement dated October 29, 1993
       between the Company and Anthony W.
       Hooper (Incorporated by reference to
          Exhibit 10.36 to the Annual Report on
          Form 10-K for the year ended December
          31, 1993).<F3>

10.14 -   Employment Agreement dated December 17,
       1993 between Insituform Mid-America, Inc.
       and Franklin T. Driver.<F3>

10.15 -   Registration Rights Agreement dated as
       of October 19, 1992, among the Company,
       Interstate Properties, and the Ringwood
       Group consisting of Parkwood Limited,
       as trustee of the Anthony Basmadjian
       "P" Settlement, Barford, as trustee of
       the Anthony Basmadjian Settlement,
       Ringwood Limited, Brian Chandler and
       Douglas K. Chick. (Incorporated by
       reference to Exhibit 10.54 of Registra-
       tion Statement on Form S-4 No. 33-53772).

10.16 -   Registration Rights Agreement dated as of
       September 1, 1995 among the Company,
       Xanadu Investments L.P. and Robert W.
       Affholder (Incorporated by reference to
       Exhibit 10.29 of Registration Statement
       on Form S-4 No. 33-62677).

10.17 -   Purchase Agreement dated as of July 26,
          1993 between the Company and Hanseatic
       Corporation (Incorporated by reference
       to Exhibit 2(j) to the Current Report
       on Form 8-K dated July 26, 1993),
       together with 8.5% Senior Subordinated
       Note dated July 26, 1993 executed by

<FN1> The Company's current, quarterly and annual reports are filed with the
      Securities and Exchange Commission under file no. 0-10786.
<FN2> Pursuant to Reg. Section 229.601, does not include certain instruments with
      respect to long-term debt of the Company and its consolidated subsidiaries not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company undertakes to furnish to the Securities and
      Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.
<FN3> Management contract or compensatory plan or arrangement.


                INDEX TO EXHIBITS<F1><F2> (Continued)

          the Company to Deltec Asset Management
          Corporation, as custodian for Hanseatic
       Corporation (Incorporated by reference
       to Exhibit 2(k) to the Current Report
       on Form 8-K dated July 26, 1993),
       Warrant Certificate dated July 26, 1993
       executed by the Company to Deltec Asset
          Management Corporation, as custodian for
          Hanseatic Corporation (Incorporated by
          reference to Exhibit 2(l) to the Current
          Report on Form 8-K dated July 26, 1993)
       and Registration Rights Agreement dated
          July 26, 1993 between the Company and
       Hanseatic Corporation (Incorporated by
       reference to Exhibit 2(n) to the Current
       Report on Form 8-K dated July 26, 1993).

10.18 -   Letter Agreement dated July 3, 1992,
       among the Company, Parkwood Limited,
       as Trustee of the Anthony Basmadjian
       "P" Settlement, Ringwood Limited,
       Brian Chandler and Douglas K. Chick
       (Incorporated by reference to Exhibit
       5(iii) to the Current Report on Form
       8-K dated July 3, 1992), as amended
       by Letter Agreement dated as of August
       6, 1992 (Incorporated by reference to
       Exhibit 5(b) to the Quarterly Report
       on Form 10-Q for the period ended June
       30, 1992) and Agreement dated as of May
       21, 1995 among the Company, Ringwood
       Limited, BrianChandler and Douglas K.
       Chick, together with Substitute Secured,
       Non-Recourse Promissory Note dated as
       of July 3, 1992 executed by Ringwood
       Limited to the Company (Incorporated
       by reference to Exhibit 5(c) to Current
       Report on Form 8-K dated May 23, 1995),
       and Stock Pledge Agreement dated July
       3, 1992 among the Company, Ringwood

<FN1> The Company's current, quarterly and annual reports are filed with the
      Securities and Exchange Commission under file no. 0-10786.
<FN2> Pursuant to Reg. Section 229.601, does not include certain instruments with
      respect to long-term debt of the Company and its consolidated subsidiaries not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company undertakes to furnish to the Securities and
      Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.

                INDEX TO EXHIBITS<F1><F2> (Continued)

       Limited, Brian Chandler and Douglas
       K. Chick(Incorporated by reference
       to Exhibit 5(i) to the Current Report
       on Form 8-K dated July 3, 1992).

10.19 -   Option Agreement dated as of December
       15, 1995 between the Company and Sound
       Pipe Limited.

10.20 -   Equipment Lease dated as of October 10,
          1989 between A-Y-K-E Partnership and
          Affholder, Inc.

10.21 -   1983 Stock Option Plan of the Company
       (Incorporated by reference to Exhibit
       10.48 to the Annual Report on Form 10-K
       for the fiscal year ended December 31, 1991).<F3>

10.22 -   1992 Employee Stock Option Plan of the
       Company (Incorporated by reference to
       Exhibit 10(a) to Quarterly Report on
          Form 10-Q for the quarter ended June
          30, 1994).<F3>

10.23 -   1992 Director Stock Option Plan of the
       Company (Incorporated by reference to
       Exhibit 10.57 to Registration Statement
       on Form S-4 No. 33-53772).<F3>

10.24 -   INA Acquisition Corp. Stock Option Plan
       (Incorporated by reference to Exhibit
       10.58 to Registration Statement on Form
       S-4 No. 33-53772).<F3>

10.25 -   Insituform Mid-America, Inc. Stock Option
       Plan, as amended (Incorporated by reference to Exhibit 4(i) to the Registration
       Statement on Form S-8 No. 33-63953).<F3>

<FN1> The Company's current, quarterly and annual reports are filed with the
      Securities and Exchange Commission under file no. 0-10786.
<FN2> Pursuant to Reg. Section 229.601, does not include certain instruments with
      respect to long-term debt of the Company and its consolidated subsidiaries not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company undertakes to furnish to the Securities and
      Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.
<FN3> Management contract or compensatory plan or arrangement.


                INDEX TO EXHIBITS<F1><F2> (Continued)

10.26 -   Form of Directors' Indemnification
       Agreement (Incorporated by reference
       to Exhibit 10.47 to the Annual Report
       on Form 10-K for the fiscal year
       ended December 31, 1988).<F3>

21    -   Subsidiaries of the Company.

23   -    Consent of BDO Seidman, LLP.

24    -   Power of Attorney (See "Power of
       Attorney" in the Annual Report on
       Form 10-K)

27    -   Financial Data Schedule, which is
       submitted electronically to the
       Securities and Exchange Commission
       for information only and not filed.

<FN1> The Company's current, quarterly and annual reports are filed with the
      Securities and Exchange Commission under file no. 0-10786.
<FN2> Pursuant to Reg. Section 229.601, does not include certain instruments with
      respect to long-term debt of the Company and its consolidated subsidiaries not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company undertakes to furnish to the Securities and
      Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.
<FN3> Management contract or compensatory plan or arrangement.

                               E-7
