Form 10-K/A
period 1995-12-31
INSITUFORM TECHNOLOGIES INC
filed 1996-04-29
CIK 353020

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                          FORM 10-K/A
(Mark One)
[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                AMENDMENT NO. 1

         The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as set forth in the pages attached hereto:

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

                 Item 11.         Executive Compensation

                 Item 12. Security Ownership of Certain Beneficial Owners and Management

                 Item 13.         Certain Relationships and Related
                                  Transactions

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                 --------------------------------------------------

         Certain biographical information concerning the directors of Insituform Technologies, Inc. (the "Company") is set forth below.
Such information was furnished by them to the Company.

Name of Director                     Age           Biographical Information
- ----------------                     ---           ------------------------
Robert W. Affholder                   60           Senior Vice President-Chief
                                                   Operating Officer of North American
                                                   Contracting Operations of the
                                                   Company since October 1995; Vice
                                                   Chairman, Insituform Mid-America,
                                                   Inc. ("IMA"), from 1993 to 1995;
                                                   President of IMA from 1994 to 1995
                                                   and from prior to 1991 to 1993;
                                                   Director of the Company since 1995.

Paul A. Biddelman                     50           Treasurer, Hanseatic Corporation
                                                   (private investment company) since
                                                   1992; Managing Director, Clements
                                                   Taee Biddelman Incorporated
                                                   (financial advisors) from 1991 to
                                                   1992; Director: Celadon Group, Inc.,
                                                   Electronic Retailing Systems
                                                   International, Inc., Premier Parks
                                                   Inc., Petroleum Heat & Power
                                                   Company, Inc., TLC Beatrice Inter-
                                                   national Holdings, Inc., Oppenheimer
                                                   Group, Inc., Star Gas Corporation
                                                   (general   partner  of   Star   Gas

Name of Director                     Age           Biographical Information
- ----------------                     ---           ------------------------
                                                   Partners, L.P.); Director of the
                                                   Company since 1988.

Brian Chandler                        70           Private investor since prior to
                                                   1991; consultant to the Company from
                                                   prior to 1991 to 1994; Director of
                                                   the Company since 1987.

Douglas K. Chick                      72           Private investor since prior to
                                                   1991; consultant to the Company from
                                                   1991 to 1994; Director of the
                                                   Company since 1990.

William Gorham                        65           President, The Urban Institute
                                                   (government policy research) since
                                                   prior to 1991; Director of the
                                                   Company since 1992.

Jerome Kalishman                      68           Vice Chairman of the Board of the
                                                   Company since October 1995; Chairman
                                                   and Chief Executive Officer of IMA
                                                   from prior to 1991 to 1995; Director
                                                   of the Company since 1995.

James D. Krugman                      47           Partner, Krugman, Chapnick &
                                                   Grimshaw (attorneys) since prior to
                                                   1991; Chairman of the Board of the
                                                   Company since 1988; Director:
                                                   Hayward Industries, Inc.; Director
                                                   of the Company since 1987.

Jean-Paul Richard                     53           President and Chief Executive
                                                   Officer of the Company since 1993;
                                                   Chief Executive of Massey-Ferguson
                                                   Group of Varity Corporation from
                                                   1992 to 1993, and Senior Vice
                                                   President-Corporate Development of
                                                   Varity from 1991 to 1992; Executive
                                                   Vice President of Asea Brown Boveri,
                                                   Inc., a subsidiary of Asea Brown
                                                   Boveri, from 1990 to 1991; Director:
                                                   AGCO Corporation; Director of the
                                                   Company since 1994.

Steven Roth                           54           General Partner, Interstate
                                                   Properties (real estate development
                                                   and construction) since prior to
                                                   1991; Chairman and Chief Executive
                                                   Officer, Vornado Realty Trust (real

Name of Director                     Age           Biographical Information
- ----------------                     ---           -------------------------
                                                   estate operating company) since
                                                   1990; Chief Executive Officer of
                                                   Alexander's, Inc. since March 1995;
                                                   Director: Vornado Realty Trust,
                                                   Alexander's, Inc.; Director of the
                                                   Company since 1992.

Alvin J. Siteman                     68            Chairman of the Board of Mark Twain
                                                   Bancshares, Inc. since prior to
                                                   1991; President of Flash Oil
                                                   Corporation, Site Oil Corporation,
                                                   Site Oil Company of Missouri and The
                                                   Siteman Organization (oil and real
                                                   estate) since prior to 1991;
                                                   Director of the Company since 1995.

Silas Spengler                        65           Principal, Sullivan Associates, Inc.
                                                   (board of directors search firm)
                                                   since 1994; Partner, Reid & Priest
                                                   (attorneys) from 1992 to 1994;
                                                   Partner, Spengler Carlson Gubar
                                                   Brodsky & Frischling (attorneys)
                                                   from prior to 1991 to 1992; Director
                                                   of the Company since 1987.

Sheldon Weinig                        68           Adjunct Professor at Columbia
                                                   University since 1994 and at State
                                                   University of New York, Stony Brook,
                                                   since 1993; Consultant, Sony
                                                   Engineering and Manufacturing of
                                                   America from 1994 to 1996, and Vice
                                                   Chairman from prior to 1991 to 1994;
                                                   Director: Aseco Corporation,
                                                   Intermagnetics General Corporation;
                                                   Director of the Company since 1992.

Russell B. Wight, Jr.   56                         General Partner, Interstate
                                                   Properties (real estate development
                                                   and construction) since prior to
                                                   1990; Director: Vornado Realty
                                                   Trust; Director of the Company since
                                                   1992.

         In December 1992, in connection with the Company's acquisition (the "IGL Acquisition") of Insituform Group Limited ("IGL"), the Company's certificate of incorporation was amended so as to divide the Board of Directors of the Company into three classes, as equal in size as possible, having staggered three-year terms, with the term of one class expiring each year, and to fix the number of directors of the Company at not less than six nor more than 15, the exact number to be specified in the By-laws of the Company.

         In October 1995, in connection with the transaction pursuant to which the Company's wholly-owned subsidiary, ITI Acquisition
Corp. ("ITI Sub"), merged into and with IMA so that IMA became a wholly-owned subsidiary of the Company (the "IMA Merger"), the Company's certificate of incorporation was further amended to replace certain other terms added in connection with the IGL Acquisition and provide for the appointment of directors and filling of vacancies on the Board as contemplated by the Agreement and Plan of Merger dated as of May 23, 1995 among the Company, ITI Sub and IMA. Upon consummation of the IMA Merger, the Board of Directors was expanded to include: Messrs. Gorham, Siteman, Spengler and Weinig, for a term expiring at the 1996 annual meeting of stockholders of the Company ("Class I Directors"); Messrs. Affholder, Biddelman, Chick and Roth, for a term expiring at the 1997 annual meeting of stockholders of the Company ("Class II Directors"); and Messrs. Chandler, Kalishman, Krugman, Richard and Wight for a term expiring at the 1998 annual meting of stockholders of the Company ("Class III Directors"). Other than Mr. Richard, the directors are grouped as follows: (i) Messrs. Biddelman, Chandler, Chick, Krugman and Spengler constitute the "INA Group"; (ii)
Messrs. Gorham, Roth, Weinig and Wight constitute the "IGL Group"; and (iii) Messrs. Affholder, Kalishman and Siteman constitute the "IMA Group". The INA Group and the IGL Group, together with Mr. Richard, comprised the Board of Directors of the Company prior to the IMA Merger, and the IMA Group was designated for appointment by IMA. The Company has further agreed that during the period from the consummation of the IMA Merger until December 9, 1998 (the "Term"), the Company will nominate and recommend for re-election to its Board of Directors, upon expiration of their terms, the Class I Directors, the Class II Directors and the Class III Directors. If, during the Term, any director resigns or is unable to serve for any reason, such vacancy will be filled with a designee chosen by the remaining members of that director's group, and thereafter the Company will nominate and recommend such designee for election to the Board of Directors of the Company.

         For information concerning the executive officers of the Company, see pages 25 through 27 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as originally filed, under the caption "Item 1. Business-Executive Officers", which information is incorporated herein by reference.

         No family relationship exists between any of the directors or executive officers of the Company.

         Based solely upon a review of copies of reports received by it pursuant to Section 16(a) of the Securities Exchange Act of 1934, and the written representations of its incumbent directors and officers, and holders of more than ten percent of any registered class of the Company's equity securities, the Company believes that during 1995 all filing requirements applicable to its directors, officers and ten percent holders under said section were satisfied, except that William Gorham filed one report on Form 4 subsequent to the due date thereof disclosing eight sales aggregating 20,000 shares of class A common stock, $.01 par value (the "Common
Stock"), of the Company.

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

         As a consequence of the exchange of options previously granted by IGL for options granted by the Company, on December 9, 1992
William Gorham, Sheldon Weinig and Russell B. Wight, Jr., who became directors of the Company upon consummation of the IGL Acquisition, were granted options covering 57,720 shares, 22,200 shares and 16,650 shares of Common Stock, respectively, at exercise prices ranging from $6.53 to $13.74 per share, calculated in accordance with the terms of the IGL Acquisition. In January
1995, Mr. Weinig exercised options covering 5,550 shares at an exercise price of $6.53 per share, at which time options covering
5,550 shares and 11,100 shares held by, respectively, Messrs.
Gorham and Wight expired. In July 1993, options covering 23,310 shares of Common Stock were granted by the Company to William
Gorham in replacement of options then expiring covering the same number of shares, at the exercise price per share under the prior options of $9.68, which were exercised by Mr. Gorham in June and July 1995. Options covering 28,860 shares, 16,650 shares and 5,550 shares held by, respectively, Messrs. Gorham, Weinig and Wight expired in December 1995.

         As a consequence of the assumption and exchange of options previously granted by IMA for options granted by the Company, on October 25, 1995 Alvin Siteman, who became a director of the Company upon consummation of the IMA Merger, held options covering 38,335 shares, at exercise prices ranging from $3.00 to $9.79 per share, calculated in accordance with the terms of the IMA Merger (see "Stock Plans" below).

         Mr. Richard holds options covering 300,000 shares (see "Certain Agreements with Directors and Executive Officers" below), granted in connection with his acceptance of employment with the Company in 1993, and covering 100,000 shares, granted in 1995 under the Director Plan (see "Executive Compensation" below). Except as aforesaid, no current director of the Company holds any options granted by the Company. For information with respect to other agreements entered into by the Company and certain directors, see "Certain Agreements with Directors and Executive Officers" below.


EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth certain information with respect to compensation for each of the Company's last three completed fiscal years of the Company's Chief Executive Officer and each of the four other most highly-compensated executive officers during the most recent fiscal year:

                                          SUMMARY COMPENSATION TABLE
                                                                              Long Term
                                                                             Compensation
                                                  Annual Compensation        ------------
                                 ------------------------------------------   Securities
    Name and                                                 Other Com-       Underlying       All Other
Principal Position               Year    Salary     Bonus    pensation<F1>   Options(#)     Compensation
- ------------------               ----    ------     -----    --------------- ------------    ------------
Jean-Paul Richard                1995   $400,000     --           --         100,000        $12,542<F3>
 President and Chief             1994    400,000  $264,000        --            --           83,405
 Executive Officer<F2>           1993     35,386   236,250<F4>    --         300,000          5,613

Jerome Kalishman                 1995    214,583    75,000        --            --           19,972<F6>
 Vice Chairman of the            1994    225,000     --           --            --            4,319
 Board<F5>                       1993    225,000    37,500        --            --            8,260

Robert W. Affholder              1995    229,167    75,000        --            --           11,531<F8>
 Senior Vice President-          1994    225,000     --           --            --            3,509
 Chief Operating Officer         1993    225,000    37,500        --            --            7,450
 of North American Con-
 tracting Operations<F7>

Anthony W. Hooper                1995    235,000     --           -           25,000          2,405<F11>
 Senior Vice President           1994    220,000   100,100     $53,968<F10>   12,000         80,730
 Marketing and Technology<F9>    1993     17,770     --           --          75,000          2,315

William A. Martin                1995    175,000     --           --          10,000         14,707<F12>
 Senior Vice President-          1994    165,334    51,709        --           8,000         15,623
 Chief Financial Officer         1993    155,807    15,800        --          15,000         14,759


- -----------------

<F1>
Excludes perquisites and other personal benefits unless the aggregate amount of such compensation exceeds the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.
<F2>
Mr. Richard joined the Company in November 1993.

<F3>
Represents $8,412 in relocation expense, $400 in 401(k) contributions under the Company's 401(k) Profit-Sharing
Plan (the "Restated Plan") and $3,730 in term life insurance premiums.
<F4>
Represents amounts in lieu of bonus from former employer.
<F5>
Mr.Kalishman became Vice Chairman of the Board of the Company in 1995 in connection with the IMA Merger. Prior to that time he served as Chairman and Chief Executive Officer of IMA. Amounts shown for 1993 and 1994 represent compensation from IMA, and amounts shown for 1995 include compensation from IMA and amounts paid pursuant to the agreements entered into by the Company with Mr. Kalishman effective upon completion of the IMA Merger. See
"Certain Agreements with Directors and Executive Officers" below.
<F6>
Represents $15,064 in consulting fees, $3,648 in contributions under IMA's profit-sharing plan and $1,260 in term life insurance premiums.
<F7>
Mr. Affholder became Senior Vice President-Chief Operating Officer of North American Contracting Operations of
the Company in October 1995 in connection with the IMA Merger. Prior to that time he served as Vice Chairman of IMA. Amounts shown for 1993 and 1994 represent compensation from IMA, and amounts shown for 1995 include compensation from IMA and amounts paid pursuant to the agreements entered into by the Company with Mr. Affholder effective upon completion of the IMA Merger. See "Certain Agreements with Directors and Executive Officers"
below.
<F8>
Represents $7,433 in 401(k) contributions by IMA, $3,648 in contributions under IMA's profit-sharing plan and
$450 in term life insurance premiums.
<F9>
Mr. Hooper joined the Company in November 1993.
<F10>
Includes 1994 reimbursement for taxes in the amount of $43,509.
<F11>
Represents $400 in 401(k) contributions under the Restated Plan and $2,005 in term life insurance premiums.
<F12>
Represents $12,000 in profit-sharing contributions under the Restated Plan, $400 in 401(k) contributions under such plan and $2,367 in term life insurance premiums.

         Option Grant Table. The following table sets forth certain information regarding options granted by the Company during the year ended December 31, 1995 to the individuals named in the above compensation table:

                                    OPTION GRANTS IN LAST FISCAL YEAR
                                          Individual Grants                    Potential Realizable
                      -------------------------------------------------------    Value at Assumed
                      Number of                                                Annual Rates of Stock
                      Securities      % of Total                                Price Appreciation
                      Underlying    Options Granted    Exercise                 for Option Term<F2>
                        Options      to Employees       Price      Expiration   --------------------
Name                  Granted(#)    In Fiscal Year<F1>  ($/sh)        Date         5%         10%
- ----                  ----------    ----------------   --------    ----------   --------------------
Jean-Paul Richard      100,000          25.1%          $11.50      12/01/00     $317,724   $702,087

Jerome Kalishman          --             --               --           --          --         --

Robert W. Affholder       --             --               --           --          --         --

Anthony W. Hooper       25,000           6.3            12.00      11/28/00       82,884    183,153

William A. Martin       10,000           2.5            12.00      11/28/00       33,154     73,261




_________________________

<F1>
Based upon (i) the number of shares issuable upon exercise of options granted by the Company (exclusive of options granted pursuant to the Insituform Mid-America, Inc. Stock Option Plan [the "IMA Plan"] and assumed by the Company pursuant to the IMA Merger), plus (ii) the number of shares issuable upon exercise of options granted under the IMA Plan during such year multiplied by 1.15 (the number of shares of the Company's Common
Stock into which each share of IMA class A common stock, $.01 par value [the "IMA Class A Common Stock"], was convertible in the IMA Merger).
<F2>
Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on arbitrarily assumed rates of stock price appreciation of 5% and
10% compounded annually from the date the respective options are granted to their expiration date.

         Aggregate Option Exercises and Year-End Option Table. The following table sets forth certain information regarding exercises of stock options, and stock options held as of December 31, 1995, by the individuals named in the above compensation table:

                                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                                       AND FISCAL YEAR-END OPTION VALUES
                                                         Number of Securities        Value of Unexercised
                                                        Underlying Unexercised       In-the-Money Options
                                                     Options at Fiscal Year-End(#)      at Year-End<F1>
                     Shares Acquired    Value        ------------------------------  ---------------------
Name                   on Exercise (#)  Realized($)<F1>  Exercisable   Unexercisable  Exercisable  Unexercisable
- ----                   ---------------  --------------   -----------   -------------  -----------  -------------
Jean-Paul Richard.....     --              --          325,000          75,000      $ 1,563        $ 4,688

Jerome Kalishman......     --              --             --              --          --            --

Robert W. Affholder...     --              --             --              --          --            --

Anthony W. Hooper.....     --              --           62,250          49,750        --            --

William A. Martin.....     --              --           27,750          15,250        --            --

- --------------------

<F1>     Calculated on the basis of the fair market value of the underlying securities at the exercise date or at year-end, as the case may be, minus the exercise price.

STOCK PLANS

         Under the Company's 1983 Stock Option Plan (the "Prior Plan"), there were outstanding options for 30,076 shares of Common Stock as of April 1, 1996. No further options may be granted under the Prior Plan.

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

         In October 1995, in connection with the consummation of the IMA Merger, the Company assumed options (the "IMA Options") previously granted under the Insituform Mid-America, Inc. Stock Option Plan upon the same terms and conditions as contained under such plan, except that: (i) each IMA Option became exercisable for that number of shares of the Company's Common Stock into which the number of shares of IMA Class A Common Stock subject to such option immediately prior to the IMA Merger would have been convertible in such transaction if such shares had been outstanding, and (ii) the option price per share of the Company's Common Stock was adjusted to an amount obtained by dividing (x) the exercise price per share in effect on such date times the number of shares of IMA Class A Common Stock previously covered by such IMA Option, by (y) the number of shares of the Company's Common Stock covered by such option as so assumed. As a result of such arrangements, the Company assumed options covering an aggregate of 449,236 shares of Common Stock (444,000 shares of which were covered by options outstanding at April 1, 1996).

         See "Certain Agreements with Directors and Executive Officers" below for a description of additional options granted to Mr.
Richard in connection with his acceptance of employment with the Company.

CERTAIN AGREEMENTS WITH DIRECTORS AND EXECUTIVE OFFICERS

         The Company and James D. Krugman, Chairman of the Board of the Company, are parties to an employment agreement which became effective on December 9, 1992 upon the closing of the IGL
Acquisition. Such agreement provides that Mr. Krugman will serve as Chairman of the Board of the Company until the later of (i) the sixth anniversary of such closing or (ii) the date of the sixth annual meeting of stockholders of the Company following July 3, 1992 or until such other date as Mr. Krugman's employment terminates pursuant to such agreement, at an annual salary of $100,000. In the event of Mr. Krugman's death, the agreement terminates automatically. Mr. Krugman may cancel the agreement at any time upon 60 days' written notice delivered to the Company, and the Company may terminate the agreement upon the failure of Mr.
Krugman to perform his duties thereunder owing to illness or other incapacity, if such failure continues for a period of more than six months, or if Mr. Krugman commits any act in bad faith and to the material detriment of the Company or is convicted of a felony.

         The Company's arrangements with Jerome Kalishman, under which Mr. Kalishman became Vice Chairman of the Board of Directors in October 1995 in connection with the IMA Merger, provides for a term expiring on December 9, 1998 and an annual salary of $100,000. The Company also entered into a consulting agreement with Mr. Kalishman pursuant to which the Company engaged Mr. Kalishman as a consultant in connection with the business of the Company for a two year term at an annual fee of $150,000. Such agreements are terminable by Mr. Kalishman at any time upon at least 60 days' written notice, and are terminable by the Company upon the failure of Mr. Kalishman to perform his duties thereunder owing to illness or other incapacity, if such failure continues for a period of six months, or for other cause (as defined in such agreements). Mr. Kalishman's arrangements with the Company include health insurance benefits and use of an automobile. In the event of Mr. Kalishman's death, such agreements terminate automatically. Mr. Kalishman has also entered into a non-competition agreement with the Company extending from the completion of the IMA Merger until the later of five years thereafter or two years after all service to the Company has ended.

         The Company's arrangements with Jean-Paul Richard, under which Mr. Richard became President and Chief Executive Officer in
November 1993, in addition to base salary provide for bonus payments in an amount per annum up to 75% of base salary, conditioned on fulfilling performance criteria. As an inducement to his accepting employment with the Company, the Board of Directors authorized the grant to Mr. Richard of a five-year option covering 300,000 shares of Common Stock, which the Company will register under the Securities Act of 1933, issuable upon exercise of such option at a per share price of $16.25 (equal to the closing price of the Common Stock as quoted on the NASDAQ National Stock Market on the date of grant). Such option vested and became exercisable through the option term with respect to 50,000 shares upon commencement of employment, and with respect to the remainder of such shares in October 1995 upon consummation of the IMA Merger and the election of a Board of Directors of the Company other than pursuant to the terms of the IGL Acquisition.

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

         The Company's arrangements with Robert W. Affholder, entered into in October 1995 in connection with the IMA Merger, provide for Mr. Affholder initially to serve as Senior Vice President-Chief Operating Officer of North American Contracting Operations of the Company, and thereafter in such other executive staff position as may be designated by the Company, over a term of three years at an annual salary of $250,000. In the event of Mr. Affholder's death, such arrangements terminate automatically, and are terminable by the Company upon the failure of Mr. Affholder to perform his duties thereunder owing to illness or other incapacity, if such illness continues for a period of six months, or for other cause (as defined in such agreement). Mr. Affholder's arrangements with the Company entitle him to participate in medical and other employee benefit plans and to the use of an automobile. Mr. Affholder has also entered into a non-competition agreement with the Company extending from the completion of the IMA Merger until the later of five years thereafter or two years after all service to the Company has ended.

         The Company's arrangements with Anthony W. Hooper, under which Mr. Hooper became an executive officer in November 1993, in addition to base salary provide for bonus payments in an amount up to $110,000 per annum based on performance criteria. The Company's arrangements with Mr. Hooper provided for the Company to reimburse
Mr. Hooper for reasonable relocation costs, and to provide a $700 per month car allowance, reimbursement for one country club membership and medical and life insurance benefits. In connection with his relocation to Memphis, the Company extended an interest-free bridge loan in the amount of $230,000 to Mr. Hooper, which was repaid in August 1994. In the event Mr. Hooper's employment is terminated by the Company other than for cause, the Company would be obligated to pay to him amounts equal to twelve months' base salary.

         In connection with the commencement of his employment as chief financial officer of the Company, the Company extended a severance arrangement to William A. Martin pursuant to which, in the event of termination of employment by the Company without cause, the Company will deliver six months' prior notice thereof plus payments equal in amount to six months' base salary.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the year ended December 31, 1995, the Company's Compensation Committee consisted of James D. Krugman, Paul Biddelman, William Gorham, Steven Roth and, after the consummation of the IMA Merger, Alvin J. Siteman. Mr. Krugman is Chairman of the Board of the Company. The Company's Director Plan, under which executive officers (including the Company's chief executive officer) who are also directors are entitled to receive option grants is administered by the Director Stock Option Committee, which during such year consisted of Brian Chandler and Douglas K. Chick.

         In connection with the IGL Acquisition, and so as to enable the IGL Acquisition to qualify as a pooling-of-interests under United States generally accepted accounting principles, the Company, Brian Chandler, Douglas K. Chick, Parkwood Limited, as trustee of the Anthony Basmadjian "P" Settlement ("Parkwood"), and Ringwood Limited ("Ringwood") entered into an agreement dated July 3, 1992 pursuant to which a prior pledge agreement extended by Messrs. Chandler and Chick and Parkwood, covering Ordinary Shares of IGL and securing a promissory note from Mr. Chandler and Parkwood to the Company were, together with Mr. Chick's guaranty of such note, cancelled, and in exchange Messrs. Chick and Chandler and Ringwood executed and delivered to the Company a substitute stock pledge agreement (the "New Pledge Agreement"), and Ringwood executed and delivered to the Company a secured non-recourse promissory note in the initial principal amount of $3,623,842.40 (the "Non-Recourse Note"). Messrs. Chandler and Chick, together with Parkwood, Ringwood and Barford Limited, as trustee of the Anthony Basmadjian Settlement ("Barford"), are members of a group (the "Ringwood Group"), within the meaning of Section 13(d) of the Securities Exchange Act of 1934, holding in excess of 5% of the outstanding Common Stock.

         The Non-Recourse Note bears interest at a rate per annum equal to 2-1/2% above the prime rate from time to time in effect at Citibank, N.A. and was originally due July 3, 1995. In May 1995, the maturity date was extended by one year, and in December 1995 the interest payment otherwise due in January 1996 was postponed to be due on a date (the "Extension Date") no later than 30 days after the date of first publication of the Company's operating results covering at least a 30-day period after consummation of the IMA
Merger. Pursuant to the New Pledge Agreement, and as security for the Non-Recourse Note, Ringwood and Messrs. Chick and Chandler pledged to the Company 255,801 shares of class B common stock, $.01 par value, of the Company beneficially owned by them (which, in connection with the IGL Acquisition and in accordance with their terms, were converted into shares of Common Stock on a share-for-share basis). During the year ended December 31, 1995, Ringwood paid to the Company $205,000 in interest on the Non-Recourse Note.
At the Extension Date, Ringwood had defaulted in the payment to the Company of its interest payment postponed as aforesaid. Ringwood, together with Messrs. Chandler and Chick, have proposed that the Company extend the maturity of the loan (in which event such interest payment would be brought current). The Board of Directors of the Company has not reached a determination with respect to such proposal or whether to assert the Company's rights to foreclose on a portion of such collateral in order to satisfy such defaulted payment, and has appointed an independent committee of the Board in order to evaluate and recommend for action by a disinterested majority of the Board action regarding any such extension and the terms thereof.

         In December 1995, in exchange for payment in the amount of $250,000, the Company obtained an option from Sound Pipe Limited ("SPL"), a company affiliated with Messrs. Chandler and Chick, for a three-month period to evaluate certain pipe rehabilitation technologies developed by SPL and, at the election of the Company, to negotiate a license agreement from SPL providing for the commercialization of such technologies by the Company. SPL, as guaranteed by Messrs. Chandler and Chick, further agreed that, in the event the Company elected not to pursue such transaction, such payment would be refunded to the Company. The Company elected not to pursue any such license and, accordingly, SPL has returned such amount to the Company.

         The Company and Messrs. Chandler and Chick and their affiliates have addressed the application, if any, of certain commitments alleged by IGL (which was acquired by the Company in 1992) to have been made by Mr. Chandler in 1983 requiring him, through November 1993, to offer free of cost to IGL any new ideas, inventions and technology for which Mr. Chandler was responsible. Mr. Chandler had previously taken the position, in a Statement on
Schedule 13D filed in 1989 with respect to shareholdings in IGL by the Ringwood Group, that such commitments are not enforceable. The Company has acknowledged Mr. Chandler's position, but has not formally agreed or disagreed with it. The Company will submit any definitive arrangements regarding transactions with Messrs. Chandler and Chick and their affiliates for review and approval by a majority of the disinterested members of the Company's Board of Directors, which will include consideration of any legal issues concerning such technologies. There can be no assurance that the Company would have access to any technology developed by Messrs. Chandler and Chick and their affiliates on favorable terms or at all, or would be in a position to prevent the conduct of potentially competing activities utilizing such developments.

         In order to finance a portion of the purchase price for its acquisition of Insituform Midwest, Inc., in July 1993 the Company sold its 8.5% senior subordinated note in the principal amount of $5 million (the "Subordinated Note"), and related warrants exercisable with respect to 350,877 unregistered shares of Common Stock, to Hanseatic Corporation ("Hanseatic"), which Hanseatic holds for discretionary customer accounts and an affiliate, as described under "Item 12. Security Ownership of Certain Beneficial Owners and Management." Paul Biddelman is Treasurer of Hanseatic. The Subordinated Note requires quarterly payments of interest at 8.5% per annum and installments of principal in the amount of $1 million on each of the fifth through eighth anniversary dates of closing, with the entire remaining principal due nine years after closing. The Subordinated Note is subordinated to bank and other institutional financing, and purchase money debt incurred in connection with acquisitions of businesses, is prepayable at the option of the Company, at premiums until the fifth anniversary of closing ranging from 3% to 1% of the amount prepaid. During the year ended December 31, 1995, the Company paid to Hanseatic
$425,000 in interest on the Subordinated Note. The warrants are exercisable, at the election of the holder, through July 26, 1998, at a price per share of Common Stock of $14.25, and such shares are entitled to demand and incidental registration rights.

         Mr. Siteman is the largest shareholder and Chairman of the Board of the parent of Mark Twain Bank. Upon consummation of the IMA Merger and the re-financing of such amounts, the portion of the outstanding principal under IMA's term loan facility held by such bank, established in April 1995, was $4,749,000, and the portion of the outstanding principal under IMA's credit line held by such bank was $5,548,000. During the year ended December 31, 1995, IMA paid interest in the amount of $598,000 to Mark Twain Bank.

         James D. Krugman, Chairman of the Board of the Company, in addition to Howard Kailes, Secretary of the Company, are members of the law firm of Krugman, Chapnick & Grimshaw. During the year ended December 31, 1995, Krugman, Chapnick & Grimshaw received fees for legal services rendered to the Company, including in connection with the IMA Merger, of $1,766,000, together with reimbursement of out-of-pocket expenses of $247,577. It is expected that Krugman, Chapnick & Grimshaw will continue to render legal services to the Company in the future.

         Steven Roth is a member of a partnership which, in addition to the members of the Ringwood Group (including Messrs. Chandler and Chick), holds certain registration rights extended by the Company.
See "Item 13. Certain Relationships and Related Transactions," which information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN
                 BENEFICIAL OWNERS AND MANAGEMENT
                 --------------------------------

         The following table sets forth certain information as of April 1, 1996 with respect to the number of shares of Common Stock owned by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company who owned beneficially any shares of Common Stock, (iii) each executive officer of the Company named in the summary compensation table under "Item 11. Executive Compensation," and (iv) all directors and executive officers of the Company as a group:

                                                                Number of Shares
                                                                of Common Stock        Percent
      Beneficial Owner                                        Beneficially Owned<F1>   of Class
      ----------------                                        ---------------------    --------
Jerome and Nancy Kalishman...................                    3,221,137<F2>          11.9%
 17988 Edison Avenue
 Chesterfield, Missouri 63005

T. Rowe Price Associates, Inc................                    2,226,765<F3>           8.2
 100 East Pratt Street
 Baltimore, Maryland 21202

Interstate Properties
 Park 80 West-Plaza Two
 Saddle Brook, New Jersey 07663<F4>..........                    1,660,072               6.1

  David Mandelbaum
   80 Main Street
   West Orange, New Jersey 07052.............                    1,660,072<F5>           6.1

  Steven Roth
   Park 80 West-Plaza Two
   Saddle Brook, New Jersey 07663............                    1,670,072<F5>           6.2

  Russell B. Wight, Jr.
   Park 80 West-Plaza Two
   Saddle Brook, New Jersey 07663............                    1,664,744<F5>           6.1

Group comprised of Parkwood Limited,
 as trustee of the Anthony Basmadjian
 "P" Settlement, Brian Chandler,
 Ringwood Limited, Barford Limited,
 as trustee of the Anthony Basmadjian
 Settlement, and Douglas K. Chick............                   1,442,032<F6>           5.3

  Parkwood Limited, as trustee of the
   Anthony Basmadjian "P" Settlement,
   c/o Century House
   Richmond Road
   Hamilton, Bermuda<F7>......................                     880,641               3.2

  Brian Chandler
   8933 St. Gallen 60
   Steiermark, Austria<F8>....................                     561,391               2.1


  Ringwood Limited
   Century House
   Richmond Road
   Hamilton, Bermuda<F8>......................                     461,391               1.7

  Barford Limited, as trustee of
   the Anthony Basmadjian Settlement
   LeGrand Dixcart
   Sark, Channel Islands<F8><F9>..............                     461,391               1.7

  Douglas K. Chick
   Bays Hill Cottage
   Barnett Lane
   Elstree, Hertfordshire
   United Kingdom<F7><F8><F9>................                    1,342,032               4.9

Robert W. Affholder..........................                    1,307,858<F10>          4.8

Paul A. Biddelman............................                      380,877<F11>          1.4

William Gorham...............................                       15,175<F12>             <F13>

James D. Krugman.............................                      154,914<F14>             <F13>

Alvin J. Siteman.............................                      198,690<F15>             <F13>

Silas Spengler...............................                        2,000                  <F13>

Sheldon Weinig...............................                       12,099                  <F13>

Jean-Paul Richard............................                      335,000<F16>          1.2

William A. Martin............................                       38,875<F17>             <F13>

Anthony W. Hooper............................                       79,843<F18>             <F13>

Directors and Executive
 Officers as a group (18 persons)............                    9,394,403<F19>         33.4%

- --------------------

<F1>
Except as otherwise indicated, as of April 1, 1996 all of such shares are owned with sole voting and investment power.
<F2>
Represents: (i) 154,448 shares beneficially owned by Mr. and Mrs. Kalishman as tenants by the entirety; (ii) 2,869,274 shares beneficially owned by Xanadu Investments, L.P. (the general partners of which are The Jerome Kalishman Revocable Trust, as to which Mr.
Kalishman acts as trustee, and The Nancy F. Kalishman Revocable Trust, as to which Mrs.
Kalishman acts as trustee); (iii) 82,415 shares (the "Fund Shares") beneficially owned by
Mr. Kalishman, as trustee of The Jerome and Nancy Kalishman Family Fund; and (iv) 115,000
shares (the "Trust Shares") beneficially owned by Mr. Kalishman, as trustee of The Jerome and Nancy Kalishman Irrevocable Grandchildren's Trust. Mrs. Kalishman disclaims beneficial ownership of the Fund Shares and the Trust Shares.
<F3>
Includes 1,087,125 shares beneficially owned by T. Rowe Price New Horizons Fund, Inc. (the
"Fund"), a registered investment company. In a Statement on Schedule 13G filed with the
Securities and Exchange Commission, T. Rowe Price Associates, Inc. ("Associates"), a
registered investment advisor, and the Fund have reported that Associates has sole investment power over all such 2,226,765 shares, and that Associates and the Fund have sole voting power over, respectively, 130,700 shares and 1,087,125 shares.
<F4>
In a Statement on Schedule 13D filed with the Securities and Exchange Commission by
Interstate Properties and its partners, such parties has reported that Interstate

Properties is a general partnership consisting of David Mandelbaum, Steven Roth and Russell
B. Wight, Jr.
<F5>
Includes 1,660,072 shares beneficially owned by Interstate Properties.
<F6>
Represents: (i) 100,000 shares beneficially owned by Mr. Chandler; (ii) 880,641 shares beneficially owned by Parkwood with shared voting and investment power with Mr. Chick (see footnote (7)); (iii) 461,391 shares beneficially owned by Ringwood with shared voting and investment power with Mr. Chandler, Barford and Mr. Chick (see footnotes (8) and (9)).
<F7>
In a Statement on Schedule 13D, as amended (the "Ringwood Schedule 13D"), filed with the
Securities and Commission by the Ringwood Group and its members, Parkwood and Mr. Chick have reported that the 880,641 shares of Common Stock beneficially owned by Parkwood are held with shared voting and investment power with Mr. Chick under an oral agreement under which Parkwood will not vote or dispose of any securities of the Company without the written approval of Mr. Chick having first been obtained. Parkwood and Mr. Chick have also reported that the settlor of the Anthony Basmadjian "P" Settlement, as to which Parkwood acts as trustee, has expressed his wishes to the effect that the powers of the trustee be exercised in consultation with Mr. Chick with due regard to any suggestions made, and that, accordingly, Mr. Chick has an informal ability to influence decisions of Parkwood with respect to the securities of the Company held by Parkwood as trustee of such settlement, but, under governing law, no right to enforce such settlement so as to override or compel the trustee or the councillors who nominate beneficiaries of the settlement in the exercise of a trust power or discretion in a particular manner.
<F8>
In the Ringwood Schedule 13D, the Ringwood Group has reported that Ringwood is a holding company whose stockholders are Mr. Chandler and Barford, and that the 461,391 shares of
Common Stock beneficially owned by Ringwood are held with shared voting and investment power with Mr. Chandler and Barford and, as a result of the arrangements described under footnote (9), Mr. Chick.
<F9>
In the Ringwood Schedule 13D, Barford and Mr. Chick have reported that any securities of the Company that may become beneficially owned by Barford will be held with shared voting and investment power with Mr. Chick under an oral agreement under which Barford will not vote or dispose of any securities of the Company without the written approval of Mr. Chick having first been obtained. Barford and Mr. Chick have also reported that the settlor of the Anthony Basmadjian Settlement, as to which Barford acts as trustee, has expressed his wishes to the effect that the powers of the trustee be exercised in consultation with Mr.
Chick with due regard to any suggestions made, and that, accordingly, Mr. Chick has an informal ability to influence decisions of Barford with respect to any securities of the
Company that may become held by Barford as trustee of such settlement, but, under governing law, no right to enforce such settlement so as to override or compel the trustee or the councillors who nominate beneficiaries of the settlement in the exercise of a trust power or discretion in a particular manner.
<F10>
Includes 3,000 shares beneficially owned by Mr. Affholder as trustee of the Robert W. and
Pamela Rae Affholder Grandchildren's Trust.
<F11>
Includes 350,877 shares issuable pursuant to currently exercisable warrants granted by the
Company to Hanseatic and held for discretionary customer accounts and for an affiliate in which Hanseatic is the indirect managing member. Mr. Biddelman is Treasurer of Hanseatic and, accordingly, would hold shared voting and investment power in the event of exercise of such warrants. See "Item 11. Executive Compensation-Compensation Committee Interlocks
and Insider Participation".
<F12>
Represents 9,425 shares jointly owned with Gail Gorham, Mr. Gorham's wife, and 5,750 shares held by an employee benefit plan on behalf of Mr. Gorham.
<F13>
Less than one percent.
<F14>
Includes 71,250 shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1996, 40,364 shares held by a general partnership whose managing partner is James D. Krugman and 33,300 shares, as to which Mr. Krugman holds shared voting and investment power, held by a general partnership in which  Mr. Krugman's mother has an interest.
<F15>
Represents: (i) 155,181 shares held by Mr. Siteman as trustee of the Alvin J. Siteman
Revocable Trust; (ii) 5,174 shares held by Mr. Siteman as trustee of trusts for the benefit of members of his immediately family; and (iii) 38,335 shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1996.
<F16>
Includes 325,000 shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1996.
<F17>
Includes 33,500 shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1996.
<F18>
Includes 64,543 shares issuable upon stock options granted by the Company and exercisable at April 1, 1996.
<F19>
Includes 973,871 shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1996 and currently exercisable warrants held by Hanseatic.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                 ----------------------------------------------

         A subsidiary of the Company is party to a tunnelling equipment lease agreement with A-Y-K-E Partnership, in which Jerome
Kalishman, Vice Chairman of the Board of the Company, and Robert W. Affholder, a director of the Company and its Senior Vice President-Chief Operating Officer of North American Contracting Operations, are partners. Such agreement covers equipment held by such partnership for lease both to the Company's subsidiary and other parties, as available, and is terminable upon 30 days prior notice by either such partnership or the Company's subsidiary. During the year ended December 31, 1995, such partnership was paid $738,915 under such arrangements, $486,250 of which was attributable to equipment overhaul invoiced on a cost pass-through basis.

         As principal stockholders of IMA, Mr. Affholder and Xanadu Investments, L.P. (the general partners of which are The Jerome Kalishman Revocable Trust, as to which Mr. Kalishman acts as trustee, and The Nancy Kalishman Revocable Trust, as to which Mrs. Kalishman acts as trustee), in connection with the IMA Merger, received certain registration rights covering the shares of Common Stock issued in exchange for the IMA Class A Common Stock held by them. Such agreement terminates in December 1998. Under such agreement a stockholder may demand registration under the Securities Act of 1933 on one occasion (unless the Company is entitled to use a registration statement on Form S-3, in which case each stockholder is entitled to three demand registrations) of no less than 500,000 shares of Common Stock. In addition, the stockholders are entitled to incidental registration rights, during the term of such agreement, with respect to the shares of Common Stock beneficially owned by them.

         As principal stockholders of IGL, the members of the Ringwood Group and Interstate Properties, in connection with the IGL Acquisition, received certain registration rights covering the shares of Common Stock issued in exchange for their Ordinary Shares of IGL, and all other shares of Common Stock held by them. Such agreement terminates in December 1998. Under such agreement, a stockholder may demand registration under the Securities Act of 1933 on one occasion (unless the Company is entitled to use a registration statement on Form S-3, in which case each stockholder is entitled to three demand registrations) of no less than 500,000 shares of Common Stock. In addition, the stockholders are entitled to incidental registration rights, during the term of such agreement, with respect to the shares of Common Stock beneficially owned by them.

         See "Item 11. Executive Compensation-Compensation Committee Interlocks and Insider Participation" for information concerning the indebtedness of Ringwood to the Company, and the related pledge by Ringwood, Brian Chandler and Douglas K. Chick, and the option to acquire certain technologies granted by an affiliate of Messrs. Chandler and Chick to the Company, which has expired without exercise, which information is incorporated by reference in response to this item.

         In addition, "Item 11. Executive Compensation-Compensation Committee Interlocks and Insider Participation" contains information concerning a company in which Paul A. Biddelman, a director of the Company, is treasurer, which holds the Company's 8.5% senior subordinated note; concerning a bank, in whose parent Alvin J. Siteman, a director of the Company, is Chairman and principal shareholder, which had extended financing to IMA; and concerning legal services rendered to the Company by the firm in which James D. Krugman, Chairman of the Board of the Company, and Howard Kailes, Secretary of the Company, are members.

                                                  SIGNATURES
                                                  ----------

         In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 1996           INSITUFORM TECHNOLOGIES, INC.


                                By s/WILLIAM A. MARTIN
                                   --------------------------
                                   William A. Martin
                                   Senior Vice President

         Pursuant to the requirements of the Securities Exchange
Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                     Title                Date
- ---------                     ------               ----

JEAN-PAUL RICHARD*            Principal            April 29, 1996
- ---------------------         Executive Officer
Jean-Paul Richard             and Director


s/WILLIAM A. MARTIN           Principal            April 29, 1996
- -----------------------       Financial and
William A. Martin             Accounting Officer


ROBERT W. AFFHOLDER*          Director             April 29, 1996
- -----------------------
Robert W. Affholder



PAUL A. BIDDELMAN*             Director            April 29, 1996
- -----------------------
Paul A. Biddelman


                               Director            April 29, 1996
- -----------------------
Brian Chandler

                                Director            April 29, 1996
- -----------------------
Douglas K. Chick



WILLIAM GORHAM*                 Director            April 29, 1996
- -----------------------
William Gorham



JEROME KALISHMAN*               Director           April 29, 1996
- -----------------------
Jerome Kalishman



JAMES D. KRUGMAN*               Director           April 29, 1996
- -----------------------
James D. Krugman



STEVEN ROTH*                    Director           April 29, 1996
- -----------------------
Steven Roth



ALVIN J. SITEMAN*               Director           April 29, 1996
- -----------------------
Alvin J. Siteman



SILAS SPENGLER*                 Director           April 29, 1996
- -----------------------
Silas Spengler



SHELDON WEINIG*                 Director           April 29, 1996
- -----------------------
Sheldon Weinig



                                Director           April 29, 1996
- -----------------------
Russell B. Wight, Jr.

* By s/WILLIAM A. MARTIN
    ---------------------
     William A. Martin
         (Attorney-in-Fact
         Pursuant to Power of
         Attorney on file with
         the Securities and
         Exchange Commission)