Form 10-Q
period 1996-03-31
INSITUFORM TECHNOLOGIES INC
filed 1996-05-15
CIK 353020

FORM 10-Q
   SECURITIES AND EXCHANGE COMMISSION
        WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended               March 31, 1996
                                             --------------

Commission file number                       #0-10786
                                             --------

      Insituform Technologies, Inc.
(Exact name of registrant as specified
           in its charter)

Delaware                                     13-3032158
- ---------------                            ----------------
(State or other jurisdiction               (I.R.S. Employer
 of incorporation or organization)          Identification No.)

1770 Kirby Parkway, Suite 300
 Memphis, Tennessee 38138
- -----------------------------------
(Address of Principal Executive Offices)

        (901) 759-7473
    ---------------------
(Registrant's telephone number
 including area code)

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

          Yes  X               No
             ----                ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                         Outstanding at May 1, 1996
- --------------------          --------------------------
Class A, Common Stock,           27,137,215 Shares
$.01 par value

                         INDEX


                                                 Page No.

Part I     Financial Information:

Item 1.    Financial Statements:

           Consolidated Balance Sheets                 3

           Consolidated Statements of Income           5

           Consolidated Statements of Cash Flows       6

           Notes to Consolidated Financial
            Statements                                 8

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                 14


Part II    Other Information and Signatures:

Item 6.    Exhibits and Reports on Form 8-K            20


           Signatures                                  21

           Index to Exhibits                           22

          PART I. - FINANCIAL INFORMATION
          ITEM 1. - FINANCIAL STATEMENTS

           INSITUFORM TECHNOLOGIES, INC.
           CONSOLIDATED BALANCE SHEETS

                                          March             December
                                        31, 1996            31, 1995
                                       -----------          ---------
                                       (Unaudited)
                                                (in thousands)
Assets
- ------
Current
- -------
Cash and cash equivalents, restricted
     $841 and $842                        $15,014           $11,416
Receivables (Note 4)                       54,875            64,717
Costs and estimated earnings in excess
     of billings                           21,321            14,008
Inventories (Note 5)                       16,233            16,572
Deferred income taxes                       4,357             4,287
Prepaid expenses and miscellaneous          8,273             9,711
                                          -------           -------
Total current assets                      120,073           120,711
                                          -------           -------
Property and equipment, less
     accumulated depreciation and
     amortization (Note 6)                 60,041            59,773
                                          -------           -------
Other assets
- ------------
Cost in excess of net assets of
    businesses acquired less
    accumulated amortization of $7,608
    and $6,960 (Notes 2 and 3)             57,530            58,431
Patents and patent applications, less
     accumulated amortization of
     $3,606 and $3,270                      9,014             8,963
Investments in licensees and
     affiliated companies (Note 2)          1,468             1,555
Deferred income taxes                       1,886             1,862
Non-compete agreements, less
     accumulated amortization of
     $2,562                                 3,315             3,554
Miscellaneous                               5,864             5,451
                                          -------           -------
Total other assets                         79,077            79,816
                                          -------           -------
                                         $259,191          $260,300
                                         ========          ========





See accompanying summary of accounting policies and notes to consolidated financial statements.

           INSITUFORM TECHNOLOGIES, INC.
            CONSOLIDATED BALANCE SHEETS

                                          March             December
                                        31, 1996            31, 1995
                                       ----------           ---------
                                      (Unaudited)
                                   (in thousands, except share amounts)
Liabilities and Stockholders' Equity
- ------------------------------------
Current liabilities
- -------------------
Notes payable to banks                    $  1,131          $  1,053
Accounts payable and accruals               36,471            35,644
Income taxes payable                         2,398             1,768
Deferred income taxes                          638               627
Current maturities of long-term
   debt (Note 9)                             6,873            12,081
                                          --------          --------
Total current liabilities                   47,511            51,173
Long-term debt, less current
   maturities (Note 9)
- ---------------------------                 83,024            82,813
Deferred income taxes                        3,004             2,850
- ---------------------
Other liabilities                            1,028             1,009
- -----------------                         --------          --------
Total liabilities                          134,567           137,845
                                          --------          --------
Commitments and contingencies
   (Notes 9 and 10)
- -----------------------------
Minority interests (Note 3)
- ---------------------------                  5,610             5,645
                                          --------          --------
Stockholders' equity
- --------------------
 Preferred stock, $.10 par -
   shares authorized 2,000,000;
   none outstanding                              0                 0
 Common stock, $.01 par - shares
   authorized 40,000,000; shares
   outstanding 27,137,215 and
   27,104,940 (Note 3                          271               271
Additional paid-in capital                  67,766            67,427
Retained earnings (Note 9)                  56,807            54,557
                                          --------          --------
                                           124,844           122,255
Cumulative foreign currency
  translation adjustments                   (2,206)           (1,821)
Notes receivable from affiliates
  (Note 7)                                  (3,624)           (3,624)
                                          --------          --------
Total stockholders' equity                 119,014           116,810
                                          --------          --------
                                          $259,191          $260,300
                                          ========         =========

See accompanying summary of accounting policies and notes to consolidated financial statements.
/TABLE

             INSITUFORM TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF INCOME
                     (Unaudited)

                                                            For the Three Months
                                                               Ended March 31,
                                                            1996            1995
                                                            ----            ----
                                                          (Note 1)
                                                          (In thousands, except per
                                                                share amounts)
Revenues:
 Construction contracts                                     $60,696        $54,744
 Product sales                                                5,760          5,720
 Royalties and license fees                                   1,654          1,799
                                                            -------        -------
Total revenues                                               68,110         62,263
Operating costs and expenses:
 Cost of construction contracts                              42,273         36,550
 Cost of product sales                                        3,705          4,044
 Royalty expense                                                132             84
 Selling, administrative and general                         14,755         13,170
 Strategic marketing and product
  development                                                 2,065          1,981
                                                            -------        -------
Total operating costs and expenses                           62,930         55,829
                                                            -------        -------
Operating income                                              5,180          6,434
Interest expense                                             (1,569)        (1,379)
Other income                                                    407            479
                                                            -------        -------
Income before taxes on income                                 4,018          5,534
Taxes on income (Note 8)                                      1,651          2,067
                                                            -------        -------
Income before minority interests and
 equity in earnings                                           2,367          3,467
Minority interests                                             (174)          (348)
Equity in earnings of affiliated
 companies                                                       57            301
                                                            -------        -------
Net income                                                  $ 2,250        $ 3,420
                                                            =======        =======
Earnings per share of common stock and
 common stock equivalents (Note 2):
 Net income                                                 $  0.08        $  0.13
                                                            =======        =======
Weighted average common and common
shares equivalent outstanding                                27,235         27,160
                                                            =======        =======

  See accompanying notes to consolidated financial statements

             INSITUFORM TECHNOLOGIES, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Unaudited)
                                                            For the Three
                                                            Months Ended
                                                            March 31,
                                                       1996            1995
                                                       ----            ----
                                                                   (Note 1)
                                                          (in thousands)
Cash flows from operating activities:
- ------------------------------------
Income from continuing operations                      $2,250         $3,420
Adjustments to reconcile net income to cash
 used by operating activities:
 Depreciation                                           3,416          2,615
 Amortization                                           1,083            854
 Miscellaneous                                            211             72
 Equity in earnings of affiliated companies               (57)          (301)
 Loss (gain) on disposals of property and
  equipment                                                54            (12)
 Minority interests                                       174            348
 Deferred income taxes                                     59            568
 Translation adjustments                                 (385)           416
 Restructuring costs                                     (259)             0
Changes in operating assets and liabilities
 (net of effect of businesses purchased):
 Receivables                                            9,077         (3,026)
 Costs and estimated earnings in excess
  of billings                                          (7,313)         1,170
 Inventories                                              307           (225)
 Prepaid expenses and miscellaneous                     1,412            (17)
 Miscellaneous other assets                              (266)          (427)
 Accounts payable and accruals                          1,149         (4,814)
 Income taxes payable                                   1,416         (1,946)
                                                        -----         ------
Net cash provided (used) by continuing
 operations                                            12,328         (1,305)
                                                       ------         ------
Net cash used by discontinued operations                    0            (43)
                                                       ------         ------
Net cash provided (used) by operations                 12,328         (1,348)
                                                       ------         ------
Cash flows from investing activities:
- ------------------------------------
 Capital expenditures                                  (3,744)        (3,699)
 Proceeds on disposal of property and equipment             0            181
 Investments in licensees/affiliated companies            109            344
 Patents and patent applications                          (97)          (169)
 Purchase of business, net of cash acquired
  (Note 3)                                                  0         (1,431)
                                                       ------         ------

 See accompanying notes to consolidated financial statements
                            (continued)

                                                            For the Three
                                                            Months Ended
                                                            March 31,
                                                         1996           1995
                                                         ----           ----
                                                                    (Note 1)
                                                            (in thousands)
Net cash used by investing activities                     (3,732)        (4,774)
Cash flows from financing activities:
- ------------------------------------
 Proceeds from issuance of common stock                       17             37
 Increase in short-term borrowings                           346          2,622
 Net repayments of long-term debt                         (5,059)          (587)
 Minority interests                                         (254)             0
 Dividends paid                                                0           (737)
                                                          ------        -------
Net cash provided (used) by financing
 activities                                               (4,950)         1,335
                                                          ------        -------
Effect of exchange rates changes on cash                     (48)           205
                                                          ------        -------
Net increase (decrease) in cash and cash
 equivalents for the period                                3,598         (4,576)
                                                          ------        -------
Cash and cash equivalents, beginning of
 period                                                   11,416         18,670
                                                          ------        -------
Cash and cash equivalents, end of period                 $15,014        $14,094
                                                         =======        =======
Supplemental disclosures of cash flows                    For the Three Months
 information:                                               Ended March 31,
- --------------------------------------                   1996            1995
                                                         ----            ----
                                                           (in thousands)
Cash paid during three months ended
 March 31, for:
- -----------------------------------
 Interest                                                $ 1,903        $ 1,235
 Income taxes                                            $   197        $ 3,494

Non-cash investing and financing activities:
- -------------------------------------------
 Stock issued in connection with litigation
  settlement (Note 10)                                   $   322           --


  See accompanying notes to consolidated financial statements

             INSITUFORM TECHNOLOGIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Unaudited)
                  March 31, 1996

1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 (unaudited) and the unaudited results of operations and cash flows for the three months ended March 31, 1996 and 1995. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 1995 Annual Report on Form 10-K.

            As discussed in Note 3 below, the consolidated financial statements give retroactive effect to the Company's acquisition of Insituform Mid-America, Inc. ("IMA") in October 1995, which has been accounted for as a pooling-of-interests.
            Reclassifications of prior period amounts have been made to conform with current period presentation.

            The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, including a 51% owned United Kingdom subsidiary, Insituform Linings, Plc., a 60% owned Chilean subsidiary, United Sistema de Tuberias, Ltda., a 66% owned French subsidiary, Insituform France, S.A. and a 57.5% owned domestic partnership, Midsouth Partners (see Note 3). All material intercompany balances, transactions and stockholdings are eliminated.

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

                 INSITUFORM TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
                    March 31, 1996

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

3. On October 25, 1995, the Company completed the acquisition (the "IMA Merger") of IMA through the merger into IMA of the Company's wholly-owned subsidiary, ITI Acquisition Corp., as a result of which IMA became a wholly-owned subsidiary of the Company. The Company issued an aggregate of 12,450,896 shares of common stock to all prior holders of IMA's Class A common stock, subsequent to the conversion, in accordance with its terms, of all shares of IMA Class B common stock into IMA Class A common stock.

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

            The base purchase price of $18,250,000 (including $3,000,000 in payment of a five-year covenant not to compete) was paid $15,250,000 in cash and $3,000,000 in a five-year subordinated promissory note. As a result of demands for payment of such note and ensuing litigation, in March 1996 the Company

                INSITUFORM TECHNOLOGIES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)
                     March 31, 1996

            discharged its obligation under such note and under arrangements to pay $1 million in consulting fees, and settled such litigation, for the aggregate amount of $3.4 million and the release of other claims.

            Prior to April 18, 1995, a 15% general partnership interest in Midsouth Partners, an Insituform licensee in Tennessee, Kentucky and northern Mississippi, was held by a subsidiary of the Company, and a 42.5% interest therein was held by a subsidiary of Enviroq. As a result of the Enviroq acquisition, the Company holds a majority ownership (57.5%) in Midsouth Partners and Partners and has accordingly consolidated the accounts of Midsouth Partners since April 18, 1995. The remaining partner has initiated arbitration proceedings alleging a default by the Enviroq subsidiary and claiming the right to name a majority of the members of the partnership's management committee, an action to which the Company objects.

            The following table presents summarized consolidated unaudited pro forma results of operations for first quarter 1995, as if the Enviroq acquisition had occurred at the beginning of 1995. These pro forma results are provided for comparative purposes only and do not purport to be indicative of the results which would have been obtained if these acquisitions had been effected on the dates indicated or which may be obtained in the future (in thousands except per share amounts).

            Total revenues                              $68,265

            Income from continuing operations           $3,196

            Income from continuing operations
            per common and common equivalent
            share                                       $0.12

            On February 16, 1995, the Company acquired two-thirds of the common stock of Insituform France S.A., a newly-formed subsidiary of its former French licensee, for FF7,400,000 (U.S.$1,431,000). The purchase price was funded by the Company's debt facility with SunTrust Bank (see Note 9).

4.          Receivables consist of the following (in thousands):

             INSITUFORM TECHNOLOGIES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Unaudited)
                 March 31, 1996

                                    March 31, 1996    December 31, 1995
                                    --------------    -----------------
       Trade, less allowance for
       possible losses of
       $970 and $974                 $43,515           $51,049

       Retainage under construction
       contracts                       9,848            11,395

       Refundable income taxes         1,512             2,273
                                     -------           -------
                                     $54,875           $64,717
                                     =======           =======

5.                  Inventories are valued at the lower of cost or market.
                    Maintenance and office supplies are not inventoried. Inventories are summarized as follows (in thousands):

                              March 31, 1996         December 31, 1995
                              --------------         -----------------
     Finished goods            $1,333                 $  822

     Work-in-process            1,110                  1,053

     Construction materials     9,403                  9,608

     Raw materials              4,387                  5,089
                               ------                  -----
                              $16,233                $16,572
                              =======                =======

6. Property and equipment consists of the following (in thousands):

              INSITUFORM TECHNOLOGIES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Unaudited)
                  March 31, 1996

                                   March 31, 1996     December 31, 1995
                                   --------------     -----------------

     Land and land improvements    $ 3,470             $ 3,474

     Buildings and improvements    15,565               15,264

     Machinery and equipment       66,772               64,980

     Furniture and fixtures         7,879                7,967

     Autos and trucks               3,797                3,685

     Construction in progress       6,466                5,168
                                   ------              -------
                                  103,949              100,538
Less: accumulated depreciation    (43,908)             (40,765)
                                  -------              -------
                                 $ 60,041              $59,773
                                 ========              =======

7. On July 3, 1992, Ringwood Limited ("Ringwood"), Parkwood Limited ("Parkwood"), and Douglas Chick and Brian Chandler, both directors of the Company, entered into an agreement whereby Messrs. Chick and Chandler and Ringwood executed a secured non-recourse promissory note in the amount of $3,624,000 which bears interest at Citibank's prime rate plus 2-1/22% and originally was due July 3, 1995. On May 21, 1995, the Company extended the maturity date of the note to July 3, 1996, and in December 1995 the interest payment otherwise due in January 1996 was postponed to be due on a date (the "Extension Date") no later than 30 days after the date of first publication of the Company's operating results covering at least a 30-day period after the consummation of the IMA Merger. As security for the note, Ringwood and Messrs. Chick and Chandler have pledged to the Company 255,801 shares of the Company's stock beneficially owned by them. At the Extension Date, Ringwood had defaulted in the payment to the Company of its interest payment postponed as aforesaid. Ringwood, together with Messrs. Chandler and Chick, have proposed that the Company extend the maturity of the loan (in which event such interest payment would be brought current). The Board of Directors of the Company has not reached a determination with respect to such proposal or whether to assert the Company's

              INSITUFORM TECHNOLOGIES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Unaudited)
                  March 31, 1996

            rights to foreclose on such collateral in order to satisfy such defaulted payment, and has appointed an independent committee of the Board in order to evaluate and recommend for action by a disinterested majority of the Board action regarding any such extension and the terms thereof.

8. Provision for federal and state income taxes in the consolidated statements of income are made up of the following components (in thousands) for the three months ended March 31, 1996 and 1995, respectively:

                                             March 31,
                                      1996               1995
                                      ----               ----
                Current:
                            Federal   $ 562               $1,023
                            Foreign     953                1,011
                            State        77                  126
                                      -----                -----
                                      1,592                2,160
                                      -----                -----
                Deferred:
                            Federal   $  98               $   97
                            Foreign     (39)                (190)
                            State         C                    C
                                      -----               ------
                                         59                  (93)
                                      -----               ------
Total taxes on income                $1,651               $2,067
                                     ======               ======

              The effective tax rate on income before taxes for the three months ended March 31, 1996 and 1995 was different than the United States ("U.S.") federal statutory tax rate. The following summary reconciles taxes at the U.S. federal statutory tax rate with the actual taxes (in thousands) and the effective rate:

             INSITUFORM TECHNOLOGIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Unaudited)
                 March 31, 1996

                                         1996                     1995
                                   Amount      Percent      Amount      Percent
                                   ------      -------      ------      -------
       Taxes on income at U.S.
       federal statutory rate      $1,366      34.0%        $1,881      34.0%

       Increase (decrease) in
       taxes resulting from:

       State income taxes, net of
       federal income tax benefit      51       1.3             83       1.5

       Effect of foreign income
       taxed at foreign rates         411      10.2            225       4.1

       Tax amortization of
       intangibles                   (196)     (4.9)          (187)     (3.4)

       Tax benefit not currently
       recognizable on losses of
       subsidiaries                    47       1.2             40       0.7

       Utilization of net operating
       losses and other
       carryforwards                  (12)     (0.3)           (29)     (0.5)

       Amortization of goodwill, not
       allowed for tax purposes       166       4.1            138       2.5

       Other items                   (182)     (4.5)           (84)     (1.5)
                                    -----      ----          -----     -----

       Total taxes on income       $1,651      41.1%        $2,067      37.4%
                                   ======      ====         ======      ====

9. At March 31, 1996, the Company had outstanding borrowings of $71.1 million under its credit agreement with SunTrust Bank, Nashville, National Association (formerly, Third National Bank in Nashville; "SunTrust") entered into in October 1995, which provides for advances through 1997 on a revolving basis aggregating up to $105 million (including a $5.0 million standby letter of credit facility). Of such amount, approximately $66.4 million was applied to refinance existing debt under the Company's prior arrangements with SunTrust (approximately $35.9 million), IMA's term loans with Boatmen's National Bank and Mark Twain Bank ($14.5 million), and short-term debt under IMA's line of credit facility ($16.0 million). Additional advances are available for the expansion of the Company's business and for general corporate purposes.

                The current SunTrust facility matures in October 2000, with installments based on a five-year amortization schedule, commencing December 31, 1997. Interest on indebtedness under the facility is payable at either (i) SunTrust's prime rate (8.5% at March 31, 1996), plus a margin of up to .25% in the event certain financial ratios are not maintained, or (ii) an adjusted LIBOR rate (5.3% at March 31, 1996), plus a margin ranging from 1.00% to 1.75%, depending on the maintenance of certain financial ratios. Up to $5 million under the credit facility may be borrowed from SunTrust pursuant to a "swing line facility," which accrues interest at a rate per annum equal to 0.5% below SunTrust's prime rate. The SunTrust facility obligates the Company to comply with certain financial ratios and restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to incur further indebtedness, pay dividends, make loans and encumber any properties, and requires guarantees of certain domestic subsidiaries. Essentially all of the Company's retained earnings at March 31, 1996 are restricted under such covenants.

            INSITUFORM TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (Unaudited)
                 March 31, 1996

                In July 1993, in order to complete the financing for the acquisition of Insituform Midwest, the Company also issued an 8.5% senior subordinated note, subordinated in right to the Company's bank and other institutional financing and to deferred consideration incurred in connection with business acquisitions. Warrants to purchase 350,877 unregistered shares of the Company's Common Stock were also issued to the lender. The note is prepayable at the Company's option, at premiums until July 1998 ranging from 3% to 1% of the amount prepaid. The subordinated note also restricts the Company's ability to pay dividends and repurchase outstanding common stock.

                The Company's subsidiaries, Insituform Canada Limited, Insituform Technologies Limited (formerly Insituform Permaline Limited), Insituform France S.A., and Insituform Japan KK, also maintain certain revolving line of credit facilities. The aggregate amount outstanding under these facilities was $1,131,000 at March 31, 1996.

10. On May 23, 1995, the Company, notwithstanding its belief that it had defenses to plaintiff's claim that were well grounded in fact and law, entered into a memorandum of understanding to settle the previously disclosed stockholder class action against the Company in the United States District Court for the Western District of Tennessee alleging various misstatements and omissions, relating to, among other things, acquisition and restructuring costs arising from the acquisition of Insituform Group Limited in December 1992, in public disclosures by the Company during the period from October 28, 1992 to May 12, 1993 in violation, among other things, of Rule 10b-5 under the Securities Exchange Act of 1934. Under the settlement, the Company has made a cash payment to class members in the amount of $3.2 million and (in January 1996) issued to class members 30,000 shares of the Company's class A common stock.

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

11. Subsequent to the end of the first quarter, the Company entered into arrangements whereby, in exchange for payments in the approximate amount of $1 million, the Company increased its share of the equity of its German licensee from one-third to one-half, effective January 1, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying consolidated financial statements.

General
- -------

The Company's revenues include construction revenues from direct installation and other contracting activities, product sales of materials and equipment to licensees and royalty income and initial license fees received from licensees for the use of the Company's trenchless rehabilitation processes. Product sales consist primarily of sales of Insitutubes(R) and NuPipe(R) to licensees. Construction contract revenue is generated by the Company's subsidiaries operating in the United States, Canada, France, the United Kingdom and Chile. Royalties and license fees are paid by the Company's 33 unaffiliated Insituform(R) licensees and sublicensees and its ten unaffiliated NuPipe(R) licensees.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------

At March 31, 1996, the Company had $15.0 million in cash, U.S. treasury bills, and short-term investments, as compared to $11.4 million at December 31, 1995. Cash and cash equivalents increased $3.6 million as a result of cash provided by operations of $12.3 million offset by cash used for capital expenditures of $3.7 million and repayments of long-term debt of $5.1 million. The Company's working capital ratio was 2.5-to-1.0 at March 31, 1996 representing an increase from 2.4-to-1.0 at December 31, 1995.

Operations provided cash in the amount of $12.3 million during the quarter ended March 31, 1996, as compared to cash used in the amount of $1.3 million during the same period in 1995. This increase is due primarily to an increase in cash provided by receivables (including costs in excess of billings of construction contracts) of $3.6 million and a decrease in prepaid expenses and miscellaneous of $1.4 million. Furthermore, unlike first quarter 1995 in which reductions of accounts payable, accrued expenses and income taxes used approximately $6.8 million in cash, first quarter 1996 resulted in increases in accounts payable of $1.1 million and in accrued income taxes of $1.4 million. In addition, depreciation and amortization increased by approximately $1.0 million, primarily as a result of the acquisition of the pipeline rehabilitation business of Enviroq, and to a lesser extent from continuing capital expenditures.

Receivables provided $1.8 million of cash during 1996, compared to using $1.9 million in 1995, primarily due to stronger collections resulting from increased contracting activity in the United Kingdom following the acquisition in November 1995 of the FormaPipe division of Water Flow Services, Ltd., and strong activity in the United States. Receivables, including costs and estimated earnings in excess of billings, decreased 2.3% to $74.7 million from $76.5 million at December 31, 1995, reflecting a $7.5 million decrease in trade receivables, and a $1.5 million decrease in retainage receivables, partially offset by an increase of $7.3 million in costs and estimated earnings in excess of billings on construction contracts. The collection cycle for construction receivables is generally longer than for the Company's other operations due to provisions for retainage, often 5% to 10% of the contract amount, as well as the slow internal review processes often employed by the construction subsidiaries' municipal customers. Retainage receivables are generally received within 60 to 90 days after the completion of a contract.

During 1996, increases in accounts payable and accruals provided $1.1 million in cash as compared to $4.8 million used in 1995, primarily attributable to lower payments for employee bonuses made in 1996. Additional accruals of income taxes added $1.4 million to cash in 1996, as compared to a reduction in accruals of $1.9 million in 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital expenditures remained virtually constant at $3.7 million for the first quarter of each of 1995 and 1996. Capital expenditures generally reflect replacement equipment required by the Company's contracting subsidiaries. In connection with the expansion of its activities with respect to the commercialization of products under license from Ashimori Industry Co. Ltd., the Company will consider establishment of an additional manufacturing facility adjacent to its Batesville, Mississippi plant, and whether to dispose of approximately 5.4 acres in Chesterfield, Missouri, on which IMA had commenced construction of a manufacturing facility.

Financing activities used $4.9 million in cash during first quarter 1996 as compared to cash provided of $1.3 million in the comparable period in 1995. This decrease is due primarily to principal payments totaling $5.1 million relating to the Company's credit facility with SunTrust Bank, Nashville, N.A. ("SunTrust") and repayment of the subordinated note issued in connection with the Enviroq acquisition. In March 1996, as a result of demands for payment of the Company's $3 million five-year subordinated note issued in April 1995 as part of the $18.3 million purchase price in the Enviroq acquisition, and ensuing litigation, the Company discharged its obligation under such note and under arrangements to pay $1 million in consulting fees over five years, and settled such litigation, for the aggregate amount of $3.4 million and the release of other claims.

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

Indebtedness pursuant to the Credit Agreement matures five years after closing, with installments based on a five-year amortization schedule, commencing December 31, 1997. Interest on indebtedness under the Credit Agreement is payable at a rate per annum selected by the Company as either SunTrust's prime rate, plus a margin up to 0.25% in the event certain financial ratios are not maintained, or an adjusted LIBOR rate, plus a margin ranging from 1.00% to 1.75%, depending on the maintenance of certain financial ratios. Up to $5 million under the Credit Agreement may be borrowed from SunTrust pursuant to a swing-line facility, and would accrue interest at a rate per annum equal to 0.5% below SunTrust's prime rate. The Credit Agreement obligates the Company to comply with certain financial ratios and restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to incur further indebtedness, pay dividends, make loans and encumber any properties, and requires guarantees of certain domestic subsidiaries.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's senior subordinated note in the principal amount of $5 million acquired by Hanseatic Corporation in July 1993 requires quarterly payments of interest at 8.5% per annum and installments of principal in the amount of $1 million on each of the fifth through eighth anniversary dates of closing, with the entire remaining principal due nine years after closing. The note is subordinated to bank and other institutional financing (including the Credit Agreement), and purchase money debt incurred in connection with acquisitions of businesses. The note is pre-payable at the option of the Company, at premiums until the fifth anniversary of closing ranging from 3% to 1% of the amount prepaid. Warrants with respect to 350,877 shares of the Company's class A common stock, $.01 par value (the "Common Stock"), issued in connection with such note are exercisable, at the election of the holder, through July 25, 1998, at a price per share of Common Stock of $14.25, and such shares are entitled to demand and incidental registration rights.

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

In May 1995, the Company agreed to extend by one year, through July 1996, the maturity of the note held by the Company issued by Ringwood Limited, an affiliate of Brian Chandler and Douglas Chick, directors of the Company, in the principal amount of $3.624 million, and in December 1995 the interest payment otherwise due in January 1996 was postponed to be due on a date no later than 30 days after the date of first publication of the Company's operating results covering at least a 30-day period after consummation of the IMA Merger. At the interest extension date, Ringwood had defaulted in the payment to the Company of its interest payment postponed as aforesaid. See Note 7 of the Notes to Consolidated Financial Statements for information concerning proposals by Ringwood, together with Messrs. Chandler and Chick, to extend the maturity of the loan and the appointment of an independent committee of the Company's Board of Directors to recommend action by a disinterested majority of the Board in this matter.

In October 1992, prior to its acquisition by the Company, Naylor sold all of the common stock of its industrial services subsidiary, and as part of the sale remains obligated to indemnify the purchaser, with certain exceptions and subject to specified limitations, against certain claims, including certain pending or threatened litigation known to Naylor as of the date of the purchase. There can be no assurance that any claims, if successful,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

are or will be wholly or partially insured, or covered by financial reserves, or that such claims will not result in retroactive adjustments in Naylor's insurance premiums based on the terms of its retrospective rated policies. The Company's financial statements reflect management's estimate of the likely amounts of such remaining premiums. The Company has also provided in its financial statements for the estimated amount of liabilities that are likely to be incurred from pending litigation and claims involving Naylor.

Management believes its working capital and its existing credit availability will be adequate to meet its capital requirements for the foreseeable future. In connection with any plans for the expansion of the Company's business and for general corporate purposes, the Company may consider an offering of shares of Common Stock or convertible or other debt. The Company has not reached any determination with respect to the size or nature of any such offering or whether any such offering will be undertaken, and there can be no assurance that any such offering will be made.

Recently Issued Accounting Standards
- ------------------------------------

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), issued by the Financial Accounting Standards Board is effective for transactions entered into in fiscal years that begin after December 15, 1995. The disclosure requirements of SFAS No. 123 are also effective for financial statements for fiscal years beginning after December 15, 1995. The new standard encourages entities to adopt a fair value method of accounting for employee stock-based compensation plans and requires such accounting for transactions in which an entity acquires goods or services from non-employees through issuance of equity instruments. As allowed under the provisions of SFAS No. 123, the Company will continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As such, the Company will make pro forma disclosures in its annual financial statements of net income and earnings per share as if the fair value based method of accounting had been applied.

Results of Operations - Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

Revenues. Revenues increased 9.4% to $68.1 million in 1996 from $62.3 million in the prior year, primarily as a result of an increase in construction revenues. The increase in construction revenues is due principally to the April 1995 acquisition of the pipeline rehabilitation business of Enviroq, including Insituform Southeast, Inc. (and the consequent consolidation of Midsouth Partners) resulting in the elimination of the related product sales and royalty revenues. Fluctuations in currency exchange rates of the Japanese yen, British pound sterling, and Canadian dollar to the United States dollar negatively impacted total revenues by approximately $0.4 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Construction contract revenues increased 10.9% to $60.7 million from $54.7 million in 1995, primarily as a result of the acquisition of Insituform Southeast, which together with the consolidation of Midsouth Partners, contributed $6.8 million to 1996 construction revenues. See Note 3 of the Notes to Consolidated Financial Statements for information describing the Company's majority interest in Midsouth Partners resulting from the Enviroq acquisition, and claims made in arbitration relating to control of the management committee of Midsouth Partners. Construction revenues also reflect increases by operations in the United States from the Company's central region of $3.0 million and its western region of $3.1 million. In addition, United Kingdom revenues increased by $3.5 million, which primarily reflects volume increases resulting from the acquisition of the FormaPipe business in November 1995. These increases were offset by decreases in revenues by the Company's New England operations of $4.2 million, midwestern operations of $3.5 million, and corrosion and abrasion activities in the United States and Chile of $3.4 million, which were heavily impacted by poor weather and by lower workable abrasion contract backlog in 1996. Fluctuations in currency exchange rates of the British pound sterling and Canadian dollar to the United States dollar negatively impacted total revenues by approximately $0.2 million.

Product sales increased 0.7% to $5.8 million in 1996 from $5.7 million in 1995. The increase is primarily due to increased activity in Japan of $1.0 million, relating to the Narita airport project. These increases were offset by eliminations of intercompany sales to the Company's recently acquired subsidiaries. Prior period sales included $1.2 million of pre-acquisition sales
to Insituform Southeast and Midsouth Partners.   Fluctuations in
currency exchange rates of the Japanese yen and British pound sterling to the United States dollar negatively impacted total revenues by approximately $0.2 million.

Royalty and license fee revenue decreased 8.1% in 1996 to $1.7 million compared to $1.8 million in 1995. While gross royalties (before eliminations of intercompany transactions) increased by 0.2 million due to overall increased construction volume by the Company's subsidiaries and its licensees, additional eliminations of intercompany royalties from wholly owned licensees resulted in royalties being virtually the same year to year. In 1995, the Company recognized $0.2 million in license fees, compared to no such revenues in 1996.

Operating Costs and Expenses. Costs of construction contracts increased 15.7% to $42.3 million from $36.6 million in 1995. The increase was primarily attributable to newly-acquired licensees, which added, collectively, $5.5 million in costs in 1996. Increases in construction costs in the central and western regions of the United States of $3.2 million and $2.9 million, respectively, are reflective of increased volume in 1996. The Company's New England and midwestern operations experienced decreases in costs in 1996 of $4.6 million and $2.1 million, respectively, due primarily to decreases in volume. In addition, the Company's corrosion and abrasion activities in the United

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

States and Chile experienced a decline in costs of $3.1 million, due primarily to a decrease in volume as a result of lower workable backlog. Construction costs as a percentage of construction revenues increased to 69.6% as compared to 66.8% in 1995, principally due to lower margins achieved by newly acquired subsidiaries, coupled with lower margins in certain regions of the United States which resulted from poor weather conditions and competitive bidding conditions.

Cost of product sales decreased 8.4% to $3.7 million in 1996 from $4.0 million in 1995 as a result of improved margins achieved in the manufacture of Insituform and NuPipe products in the United States, as a result of continued improvements in efficiency. In addition, margins achieved in Japan improved in 1996 by over 2.1% compared to the prior year due to increased volume and resulting economies of scale. Costs of product sales as a percentage of product sales improved to 64.3% in 1996, as compared to 70.7% in 1995, due to the improvements in overall margin.

As a percentage of revenues, selling, administrative and general expenses were 21.7% compared to 21.2% in 1995. The 1996 increase as a percentage of revenues is attributable primarily to higher costs of operations in the newly acquired subsidiaries, coupled with management's investment in stronger operations and sales management, improvement in quality (ISO 9000 certification program), and focus on the industrial market in 1996. Selling, administrative and general costs increased 12.0% to $14.8 million compared to $13.2 million in 1995 due, in large part, to the incremental costs of operations for recently acquired entities of $1.0 million (of which $0.3 million related to incremental goodwill and non-compete amortization). Other increases were attributable to added personnel costs in the Company's contracting operations in the United States principally in the areas of industrial sales, and operations and project management.

Strategic marketing and product development costs increased 4.2% to $2.1 million in 1996 compared to $2.0 million in 1995, primarily due to the continued focus on industrial marketing.

Interest expense. Interest expense increased 13.8% to $1.6 million in 1996 from $1.4 million in 1995, due primarily to interest on debt used to finance the Enviroq acquisition. This increase was offset slightly by reduced principal and lower interest rates on other indebtedness.

Other income. Other income decreased to $0.4 million from $0.5 million in 1995, primarily attributable to slightly lower investment income from smaller available cash portfolios in the United States in 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Taxes on Income. Taxes on income decreased 20.1% to $1.7 million from $2.1 million in 1995 as a result of $1.5 million less in income before taxes on income, offset by an increase in the effective tax rate to 41.1% from 37.4% during the first quarter of 1995. This increase in the effective tax rate was primarily due to a shift in earnings mix in 1996 to jurisdictions with higher tax rates, coupled with additional amortization of goodwill associated with the Enviroq acquisition, which is not deductible for tax purposes.

Net Income.   Total revenues increased by $5.8 million, or 9.4%, in
the first quarter of 1996 over the comparable period in 1995, which was coupled with an increase in gross profit of $0.4 million, or 1.9%, offset by increased operating costs of $1.7 million, or 11.0%. These factors contributed to a decrease in operating income of $1.3 million, or 19.5%. An increase in interest expense of $0.2 million and a decrease in other income of $0.1 million, offset by a decrease in taxes on income of $0.4 million, resulted in a decrease in income from continuing operations of $1.1 million, or 31.7%. Minority interests decreased by $0.2 million, offset by a decrease in equity in earnings of affiliated companies of $0.2 million. As a result of the foregoing, net income for the first quarter of 1996 was $2.3 million, a decrease of $1.2 million, or 34.2%, from the first quarter of 1995.

               PART II - OTHER INFORMATION
               ---------------------------


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

          (a) The exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q are listed on the attached Index to Exhibits.

          (b)     During the quarter ended March 31, 1996, the
Company did not file any Current Reports on Form 8-K.

                   SIGNATURES
                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      INSITUFORM TECHNOLOGIES, INC.



May 14, 1996          By: s/William A. Martin
                         -----------------------------
                         William A. Martin
                         Senior Vice President and
                         Principal Financial and
                         Accounting Officer

                      INDEX TO EXHIBITS
                      -----------------


27      -     Financial Data Schedule, which is submitted
              electronically to the Securities and Exchange
              Commission for information only and is not filed.