Form 10-Q
period 1996-06-30
INSITUFORM TECHNOLOGIES INC
filed 1996-08-14
CIK 353020

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended               June 30, 1996
                                                  --------------

     Commission file number                       #0-10786
                                                  --------

                  Insituform Technologies, Inc.
             (Exact name of registrant as specified
                         in its charter)

     Delaware                                     13-3032158
     ---------------                            ----------------
     (State or other jurisdiction               (I.R.S. Employer
     of incorporation or organization)          Identification No.)

                  1770 Kirby Parkway, Suite 300
                    Memphis, Tennessee 38138
               -----------------------------------
            (Address of Principal Executive Offices)

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

          Yes  X               No
             ----                ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                       Outstanding at August 1, 1996
- --------------------          --------------------------
Class A, Common Stock,           27,144,331 Shares
$.01 par value

                              INDEX

                                                 Page No.
Part I     Financial Information:

Item 1.    Financial Statements:

           Consolidated Balance Sheets                 3

           Consolidated Statements of Income           5

           Consolidated Statements of Cash Flows       6

           Notes to Consolidated Financial
            Statements                                 8

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                 14


Part II    Other Information and Signatures:

Item 1.    Legal Proceedings                           21

Item 4.    Submission of Matters to a Vote of
            Security Holders                           21

Item 6.    Exhibits and Reports on Form 8-K            21


           Signatures                                  23

Index to Exhibits                                      24

                      PART I. - FINANCIAL INFORMATION
                      ITEM 1. - FINANCIAL STATEMENTS

                       INSITUFORM TECHNOLOGIES, INC.
                        CONSOLIDATED BALANCE SHEETS

                                          June              December
                                        30, 1996            31, 1995
                                       -----------          ---------
                                       (Unaudited)
                                                (in thousands)
Assets
- ------
Current
- -------
Cash and cash equivalents, restricted
     $853 and $842                        $16,348           $11,416
Receivables (Note 4)                       57,394            64,717
Costs and estimated earnings in excess
     of billings                           21,262            14,008
Inventories (Note 5)                       16,277            16,572
Deferred income taxes                       4,262             4,287
Prepaid expenses and miscellaneous          7,447             9,711
                                          -------           -------
Total current assets                      122,990           120,711
                                          -------           -------
Property and equipment, less
     accumulated depreciation and
     amortization (Note 6)                 58,103            59,773
                                          -------           -------
Other assets
- ------------
Cost in excess of net assets of
    businesses acquired less
    accumulated amortization of $8,397
    and $6,960 (Notes 2 and 3)             57,979            58,431
Patents and patent applications, less
     accumulated amortization of
     $3,539 and $3,270                      9,580             8,963
Investments in licensees and
     affiliated companies (Note 2)          2,632             1,555
Deferred income taxes                       1,842             1,862
Non-compete agreements, less
     accumulated amortization of
     $2,830 and $2,323                      3,047             3,554
Miscellaneous                               5,343             5,451
                                          -------           -------
Total other assets                         80,423            79,816
                                          -------           -------
                                         $261,516          $260,300
                                         ========          ========

See accompanying notes to consolidated financial statements.

                       INSITUFORM TECHNOLOGIES, INC.
                        CONSOLIDATED BALANCE SHEETS

                                            June            December
                                          30, 1996          31, 1995
                                        ----------         ---------
                                        (Unaudited)
                                   (in thousands, except share amounts)
Liabilities and Stockholders' Equity
- ------------------------------------
Current liabilities
- -------------------
Notes payable to banks                        $608            $1,053
Accounts payable and accruals               33,404            35,644
Income taxes payable                         2,599             1,768
Deferred income taxes                          646               627
Current maturities of long-term
   debt (Note 9)                             6,993            12,081
                                          --------          --------
Total current liabilities                   44,250            51,173
Long-term debt, less current
   maturities (Note 9)
- ---------------------------                 84,331            82,813
Deferred income taxes                        2,850             2,850
- ---------------------
Other liabilities                            1,052             1,009
- -----------------                         --------          --------
Total liabilities                          132,483           137,845
                                          --------          --------
Commitments and contingencies
   (Notes 9 and 10)
- -----------------------------
Minority interests (Note 3)
- ---------------------------                  5,906             5,645
                                          --------          --------
Stockholders' equity
- --------------------
 Preferred stock, $.10 par -
   shares authorized 2,000,000;
   none outstanding                              0                 0
 Common stock, $.01 par - shares
   authorized 40,000,000; shares
   outstanding 27,144,331 and
   27,104,940 (Note 3)                         271               271
Additional paid-in capital                  67,809            67,427
Retained earnings (Note 9)                  60,637            54,557
                                          --------          --------
                                           128,717           122,255

                       INSITUFORM TECHNOLOGIES, INC.
                        CONSOLIDATED BALANCE SHEETS
                                (continued)


Cumulative foreign currency
  translation adjustments                   (1,966)           (1,821)
Notes receivable from affiliates
  (Note 7)                                  (3,624)           (3,624)
                                          --------          --------
Total stockholders' equity                 123,127           116,810
                                          --------          --------
                                          $261,516          $260,300
                                          ========          ========

See accompanying notes to consolidated financial statements.

                       INSITUFORM TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                          For the Three Months   For the Six Months
                                              Ended June 30,       Ended June 30,
                                              1996      1995       1996       1995
                                              ----      ----       ----       ----
                                         (In thousands, except per share amounts)
Revenues:
 Construction contracts                    $67,524   $63,648   $128,220   $118,392
 Product sales                               2,872     3,962      8,632      9,681
 Royalties and license fees                  1,373     2,014      3,027      3,814
                                           -------   -------    -------    -------
Total revenues                              71,769    69,624    139,879    131,887
Operating costs and expenses:
 Cost of construction contracts             45,527    42,043     87,801     78,593
 Cost of product sales                       2,218     2,869      5,923      6,913
 Royalty expense                               126        21        258        105
 Selling, administrative and general        14,717    14,037     29,472     27,208
 Strategic marketing and product
  development                                1,692     2,036      3,757      4,017
                                           -------   -------    -------    -------
Total operating costs and expenses          64,280    61,006    127,211    116,836
                                           -------   -------    -------    -------
Operating income                             7,489     8,618     12,668     15,051
Other income (expense):
Litigation settlement (Note 10)                  0    (3,598)         0     (3,598)
Interest expense                            (1,583)   (1,741)    (3,152)    (3,119)
Other income (expense)                         395       382        835        861
                                           -------   -------    -------    -------
Total other income (expense)                (1,188)   (4,957)    (2,317)    (5,856)
                                           -------   -------    -------    -------
Income before taxes on income                6,301     3,661     10,351      9,195
Taxes on income (Note 8)                     2,466     1,253      4,117      3,320
                                           -------   -------    -------    -------
Income before equity in earnings of
 affiliated companies                        3,835     2,408      6,234      5,875
Minority interests                             (49)     (395)      (223)      (743)
Equity in earnings of affiliated
 companies                                      44       130         69        431
                                           -------   -------    -------    -------
Net income                                  $3,830    $2,143     $6,080     $5,563
                                           =======   =======    =======    =======
Earnings per share of common stock and
 common stock equivalents (Note 2):
 Net income                                  $0.14     $0.08      $0.22      $0.20
                                           =======   =======    =======    =======
Weighted average common and common
 equivalent shares outstanding              27,244    27,231     27,241     27,210
                                           =======   =======    =======    =======

  See accompanying notes to consolidated financial statements.

                      INSITUFORM TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                            For the Six
                                                            Months Ended
                                                              June 30,
                                                       1996            1995
                                                       ----            ----
                                                                   (Note 1)
                                                          (in thousands)
Cash flows from operating activities:
- ------------------------------------
Income from continuing operations                      $6,080         $5,563
Adjustments to reconcile net income to cash
 used by operating activities:
 Depreciation                                           6,803          4,974
 Amortization                                           2,271          1,979
 Miscellaneous                                            170            (50)
 Equity in earnings of affiliated companies               (69)          (431)
 Loss (gain) on disposals of property and
  equipment                                               297            217
 Minority interests                                       223            744
 Deferred income taxes                                     65             48
 Translation adjustments                                 (145)           457
 Restructuring costs                                     (667)             0
Changes in operating assets and liabilities
 (net of effect of businesses purchased):
 Receivables                                            5,224            948
 Costs and estimated earnings in excess
  of billings                                          (7,253)        (3,064)
 Inventories                                              295         (1,504)
 Prepaid expenses and miscellaneous                     2,252         (2,966)
 Miscellaneous other assets                               (15)        (1,493)
 Accounts payable and accruals                           (589)        (3,505)
 Income taxes payable                                   3,229         (3,549)
                                                        -----         ------
Net cash provided (used) by continuing
 operations                                            18,171         (1,632)
                                                       ------         ------
Net cash used by discontinued operations                    0            (85)
                                                       ------         ------
Net cash provided (used) by operations                 18,171         (1,717)
                                                       ------         ------
Cash flows from investing activities:
- ------------------------------------
 Capital expenditures                                  (8,091)        (7,448)
 Proceeds on disposal of property and equipment             0            519
 Investments in licensees/affiliated companies         (1,006)           244
 Patents and patent applications                         (196)          (438)
 Purchase of business, net of cash acquired
  (Note 3)                                                  0        (16,131)
                                                       ------         ------


 See accompanying notes to consolidated financial statements.
                            (continued)


                      INSITUFORM TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                               For the Six
                                                               Months Ended
                                                                  June 30,
                                                            1996           1995
                                                            ----           ----
                                                                        (Note 1)
                                                               (in thousands)

Net cash used by investing activities                     (9,293)       (23,254)
                                                          ------         ------

Cash flows from financing activities:
- ------------------------------------
 Proceeds from issuance of common stock                       74            865
 Increase in short-term borrowings                          (183)         5,635
 Net repayments of long-term debt                         (3,599)        14,818
 Minority interests                                         (254)          (155)
 Dividends paid                                                0         (1,318)
                                                          ------        -------
Net cash provided (used) by financing
 activities                                               (3,962)        19,845
                                                          ------        -------
Effect of exchange rates changes on cash                      16            175
                                                          ------        -------
Net increase (decrease) in cash and cash
 equivalents for the period                                4,932         (4,951)
                                                          ------        -------
Cash and cash equivalents, beginning of
 period                                                   11,416         18,670
                                                          ------        -------
Cash and cash equivalents, end of period                 $16,348        $13,719
                                                         =======        =======

Supplemental disclosures of cash flows                       For the Six Months
 information:                                                  Ended June 30,
- --------------------------------------                      1996            1995
                                                            ----            ----
                                                               (in thousands)
Cash paid during six months ended
 June 30, for:
- -----------------------------------
 Interest                                                 $3,072         $3,163
 Income taxes                                               $335         $6,035

Non-cash investing and financing activities:
- -------------------------------------------
 Stock issued in connection with litigation
  settlement (Note 10)                                      $322            --

  See accompanying notes to consolidated financial statements.

                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          June 30, 1996

1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 (unaudited) and the unaudited results of operations and cash flows for the three and six months ended June 30, 1996 and 1995. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 1995 Annual Report on Form 10-K.

     As discussed in Note 3 below, the consolidated financial statements give retroactive effect to the Company's acquisition of Insituform Mid-America, Inc. ("IMA") in October 1995, which has been accounted for as a pooling-of-interests. Reclassifications of prior period amounts have been made to conform with current period presentation.

     The results of operations for the three and six months ended
     June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, including a 51% owned United Kingdom subsidiary, Insituform Linings, Plc., a 60% owned Chilean subsidiary, United Sistema de Tuberias, Ltda., a 66% owned French subsidiary, Insituform France, S.A., a 55% owned Mexican subsidiary, United Pipeline de Mexico S.A. de C.V., and a 57.5% owned domestic partnership, Midsouth Partners (see Note 3). All material intercompany balances, transactions and stockholdings are eliminated.

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

                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          June 30, 1996

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

3. On October 25, 1995, the Company completed the acquisition (the "IMA Merger") of IMA through the merger into IMA of the Company's wholly-owned subsidiary, ITI Acquisition Corp., as a result of which IMA became a wholly-owned subsidiary of the Company. The Company issued an aggregate of 12,450,896 shares of its class A common stock, $.01 par value ("Common Stock") to all prior holders of IMA's Class A common stock, subsequent to the conversion, in accordance with its terms, of all shares of IMA Class B common stock into IMA Class A common stock.

     The IMA Merger has been accounted for using the pooling-of-interests method of accounting, and accordingly, the accompanying consolidated financial statements give retroactive effect to the acquisition, as if the companies had always operated as a single entity.

     On April 18, 1995, the Company acquired the pipeline rehabilitation business of Enviroq Corporation ("Enviroq"), including Enviroq's Insituform(R) process business conducted by its Insituform Southeast, Inc. subsidiary in Alabama, Florida, Georgia, North Carolina and South Carolina, through the merger into Enviroq of a wholly-owned subsidiary of the Company.

     The base purchase price of $18,250,000 (including $3,000,000 in payment of a five-year covenant not to compete) was paid $15,250,000 in cash and $3,000,000 in a five-year subordinated promissory note. As a result of demands for payment of such note and ensuing litigation, in March 1996 the Company dis-charged its obligation under such note and under arrangements to pay $1 million in consulting fees, and settled such litigation, for the aggregate amount of $3.4 million and the release of other claims.

                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          June 30, 1996

     Prior to April 18, 1995, a 15% general partnership interest in Midsouth Partners, an Insituform licensee in Tennessee, Kentucky and northern Mississippi, was held by Insituform California, Inc. ("ICI"), a subsidiary of the Company, and a 42.5% interest therein was held by E-Midsouth, Inc. ("E-Midsouth"), a subsidiary of Enviroq. As a result of the Enviroq acquisition, the Company holds a majority ownership (57.5%) in Midsouth Partners and has accordingly consolidated the accounts of Midsouth Partners since April 18, 1995. In June 1996, the arbitration panel in previously reported proceedings commenced by the remaining partner, Insitu, Inc. ("Insitu"), a wholly-owned subsidiary of Insituform East, Incorporated, determined that E-Midsouth but not ICI was in default of its obligations under the Midsouth Partners partnership agreement and that, as a consequence thereof, Insitu had the right unilaterally to appoint a representative to the seven-member management committee of the partnership, in place of a representative appointed by E-Midsouth and in addition to the three members previously appointed by Insitu.

     The following table presents summarized consolidated unaudited pro forma results of operations for the first six months of 1995, as if the Enviroq acquisition had occurred at the beginning of 1995. These pro forma results are provided for comparative purposes only and do not purport to be indicative of the results which would have been obtained if these acquisitions had been effected on the dates indicated or which may be obtained in the future (in thousands except per share amounts).

     Total revenues                           $138,945

     Income from continuing operations          $4,819

     Income from continuing operations
     per common and common equivalent
     share                                       $0.18

     On February 16, 1995, the Company acquired two-thirds of the common stock of Insituform France S.A., a newly-formed subsidiary of its former French licensee, for FF7,400,000 (U.S.$1,431,000). The purchase price was funded by the Company's debt facility with SunTrust Bank, Nashville, N.A. ("SunTrust") (see Note 9).

     In April 1996, the Company entered into arrangements whereby, in exchange for payments in the approximate amount of $1 million funded by the Company's SunTrust facility, the Company increased its share of the equity of its German licensee from one-third to one-half, effective January 1, 1996.

                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          June 30, 1996

4.   Receivables consist of the following (in thousands):

                                    June 30, 1996    December 31, 1995
                                    -------------    -----------------
       Trade, less allowance for
       possible losses of
       $905 and $974                   $47,278           $51,049

       Retainage under construction
       contracts                        10,116            11,395

       Refundable income taxes              --             2,273
                                       -------           -------
                                       $57,394           $64,717
                                       =======           =======

5.  Inventories are valued at the lower of cost or market.
    Maintenance and office supplies are not inventoried.
    Inventories are summarized as follows (in thousands):

                                  June 30, 1996      December 31, 1995
                                  -------------      -----------------
     Finished goods                   $1,212               $822

     Work-in-process                   2,559              1,053

     Construction materials            8,241              9,608

     Raw materials                     4,265              5,089
                                      ------              -----
                                     $16,277            $16,572
                                     =======            =======

6. Property and equipment consists of the following (in thousands):

                                   June 30, 1996     December 31, 1995
                                   -------------     -----------------
     Land and land improvements       $2,378             $3,474

     Buildings and improvements       15,184             15,264

     Machinery and equipment          69,710             64,980

     Furniture and fixtures            8,122              7,967

     Autos and trucks                  3,832              3,685

/TABLE

                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          June 30, 1996

                                   June 30, 1996     December 31, 1995
                                   -------------     -----------------
     Construction in progress          5,274              5,168
                                      ------             ------
                                     104,500            100,538

     Less: accumulated depreciation  (46,397)           (40,765)
                                     -------            -------
                                     $58,103            $59,773
                                     =======            =======

7. On July 3, 1992, Ringwood Limited ("Ringwood") and Douglas K. Chick and Brian Chandler, both directors of the Company, entered into an agreement with the Company whereby Ringwood executed to the Company its secured, non-recourse promissory note (the "Note") in the amount of $3,624,000, which bore interest at Citibank's prime rate plus 2-1/2%, originally was due July 3, 1995, and was secured by a pledge (the "Pledge") to the Company by Ringwood and Messrs. Chick and Chandler of 255,801 shares (the "Shares") of the Company's stock beneficially owned by them. On May 21, 1995, the Company extended the maturity date of the Note to July 3, 1996 (the "Maturity Date"), and in December 1995 the interest payment otherwise due in January 1996 was postponed to be due on a date (the "Extension Date") no later than 30 days after the date of first publication of the Company's operating results covering at least a 30-day period after the consummation of the IMA Merger. At the Extension Date, Ringwood had defaulted in the payment to the Company of its interest payment postponed as aforesaid, and on the Maturity Date had defaulted in payment of the principal amount of the Note. Effective in August 1996, the Company foreclosed on the Shares in full satisfaction of the obligation of Ringwood and Messrs. Chandler and Chick under the Note and the Pledge.

8. Provision for federal and state income taxes in the consolidated statements of income are made up of the following components (in thousands) for the six months ended June 30, 1996 and 1995, respectively:

                                                  June 30,
                                           1996               1995
                                           ----               ----
                Current:
                            Federal       $2,645             $1,689
                            Foreign        1,083              1,390
                            State            214                193
                                           -----              -----
                                           3,942              3,272
                                           -----              -----

                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          June 30, 1996

                                                  June 30,
                                           1996               1995
                                           ----               ----
                Deferred:
                            Federal          $70               $232
                            Foreign          105                184
                            State             --                 --
                                           -----              -----
                                             175                 48
                                           -----              -----
                Total taxes on income     $4,117             $3,320
                                           =====              =====

   The effective tax rate on income before taxes for the six months ended June 30, 1996 and 1995 was different than the United States ("U.S.") federal statutory tax rate. The following summary reconciles taxes at the U.S. federal statutory tax rate with the actual taxes (in thousands) and the effective rate:

                                           1996                 1995
                                     Amount     Percent    Amount   Percent
                                     ------     -------    ------   -------
       Taxes on income at U.S.
       federal statutory rate        $3,520      34.0%     $3,126    34.0%

       Increase (decrease) in
       taxes resulting from:

       State income taxes, net of
       federal income tax benefit       141       1.4         124     1.3

       Effect of foreign income
       taxed at foreign rates           183       1.8       (170)   (1.8)

       Tax amortization of
       intangibles                     (266)     (2.6)      (257)   (2.8)

       Tax benefit not currently
       recognizable on losses of
       subsidiaries                     136       1.3        201     2.2

       Utilization of net operating
       losses and other
       carryforwards                    (28)     (0.3)         0       0

       Amortization of goodwill, not
       allowed for tax purposes         354       3.4        370     4.0

       Other items                       77      (0.8)       (74)   (0.8)
                                      -----     -----      -----   -----

       Total taxes on income         $4,117      39.8%    $3,320    36.1%
                                      =====     =====      =====   =====


                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          June 30, 1996

9. At June 30, 1996, the Company had outstanding borrowings of $72.6 million under its credit agreement with SunTrust entered into in October 1995, which provides for advances through 1997 on a revolving basis aggregating up to $105 million (including a $5.0 million standby letter of credit facility). Of such amount, approximately $66.4 million was applied to refinance existing debt under the Company's prior arrangements with SunTrust (approximately $35.9 million), IMA's term loans with Boatmen's National Bank and Mark Twain Bank ($14.5 million), and short-term debt under IMA's line of credit facility ($16.0 million). Additional advances are available for the expansion of the Company's business and for general corporate purposes.

    The current SunTrust facility matures in October 2000, with installments based on a five-year amortization schedule, commencing December 31, 1997. Interest on indebtedness under the facility is payable at either (i) SunTrust's prime rate (8.25% at June 30, 1996), plus a margin of up to .25% in the event certain financial ratios are not maintained, or (ii) an adjusted LIBOR rate (5.4% at June 30, 1996), plus a margin ranging from 1.00% to 1.75%, depending on the maintenance of certain financial ratios. Up to $5 million under the credit facility may be borrowed from SunTrust pursuant to a "swing line facility," which accrues interest at a rate per annum equal to 0.5% below SunTrust's prime rate. The SunTrust facility obligates the Company to comply with certain financial ratios and restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to incur further indebtedness, pay dividends, make loans and encumber any properties, and requires guarantees of certain domestic subsidiaries. Essentially all of the Company's retained earnings at June 30, 1996 are restricted under such covenants.

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

    The Company's subsidiaries, Insituform Canada Limited,
    Insituform Technologies Limited (formerly Insituform Permaline Limited), Insituform France S.A., and Insituform Japan KK, also maintain certain revolving line of credit facilities. The aggregate amount outstanding under these facilities was $608,000 at June 30, 1996.

                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          June 30, 1996

10. On May 23, 1995, the Company, notwithstanding its belief that it had defenses to plaintiff's claim that were well grounded in fact and law, entered into a memorandum of understanding to settle the previously disclosed stockholder class action against the Company in the United States District Court for the Western District of Tennessee alleging various misstatements and omissions, relating to, among other things, acquisition and restructuring costs arising from the acquisition of Insituform Group Limited in December 1992, in public disclosures by the Company during the period from October 28, 1992 to May 12, 1993 in violation, among other things, of Rule 10b-5 under the Securities Exchange Act of 1934. Under the settlement, the Company has made a cash payment to class members in the amount of $3.2 million and (in January 1996) issued to class members 30,000 shares of Common Stock.

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

General
- -------

The Company's revenues include construction revenues from direct installation and other contracting activities, product sales of materials and equipment to licensees and royalty income and initial license fees received from licensees for the use of the Company's trenchless rehabilitation processes. Product sales consist primarily of sales of Insitutubes(R) and NuPipe(R) to licensees. Construction contract revenue is generated primarily by the Company's subsidiaries operating in the United States, Canada, France, the United Kingdom and Chile. Royalties and license fees are paid by the Company's 34 unaffiliated Insituform(R) licensees and sublicensees and its ten unaffiliated NuPipe(R) licensees.

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

Liquidity and Capital Resources
- -------------------------------

At June 30, 1996, the Company had $16.3 million in cash, U.S. treasury bills, and short-term investments, as compared to $11.4 million at December 31, 1995. Cash and cash equivalents increased $4.9 million reflecting cash provided by operations of $18.2 million offset by cash used for capital expenditures of $8.1
million and net repayments of long-term debt of $3.6 million   The
Company's working capital ratio was 2.8-to-1.0 at June 30, 1996 representing an increase from 2.4-to-1.0 at December 31, 1995.

Operations provided cash of $18.2 million during the six months ended June 30, 1996, as compared to cash used of $1.7 million during the same period in 1995. Unlike the first half of 1995, in which increases in inventories were in the amount of $1.5 million, prepaid expenses and miscellaneous in the amount of $3.0 million, and reductions in accrued income taxes in the amount of $3.5 million, the first half of 1996 resulted in a decrease in inventories of $0.3 million, a decrease in prepaid expenses and miscellaneous of $2.3 million, and an increase in accrued income taxes of $3.2 million. In addition, depreciation and amortization increased by approximately $2.1 million, primarily as a result of the acquisition of the pipeline business of Enviroq, and as well as from continuing capital expenditures.

Receivables, together with costs and estimated earnings in excess of billings, used $2.0 million of cash during 1996, compared to using $2.1 million in 1995. Receivables, including costs and estimated earnings in excess of billings, remained virtually the same at $78.7 million compared to December 31, 1995, reflecting a $3.8 million decrease in trade receivables, a $1.3 million decrease in retainage receivables, offset by an increase of $7.3 million in costs and estimated earnings in excess of billings on construction contracts. The collection cycle for construction receivables is generally longer than for the Company's other operations due to provisions for retainage, often 5% to 10% of the contract amount, as well as the slow internal review processes often employed by the construction subsidiaries' municipal customers. Retainage receivables are generally received within 60 to 90 days after the completion of a contract.

During 1996, decreases in accounts payable and accruals used $0.6 million in cash as compared to 1995, in which $3.5 million was used due primarily to lower payments for employee bonuses made in 1996. Additional accruals of income taxes added $3.2 million to cash in 1996, as compared to a reduction in accruals of $3.5 million in 1995.

Capital expenditures were $8.1 million in the first six months of 1996, as compared to $7.4 million in the same period in 1995. Capital expenditures generally reflect replacement equipment required by the Company's contracting subsidiaries. In connection with the expansion of its activities with respect to the commercialization of products under license from Ashimori Industry Co. Ltd., the Company will consider establishment of an additional manufacturing facility adjacent to its Batesville, Mississippi plant, and whether to dispose of approximately 5.4 acres in Chesterfield, Missouri, on which IMA had commenced construction of a manufacturing facility. In August, the Company approved plans to pursue construction of a new, expanded research and development center in Memphis.

In April 1996, the Company entered into arrangements whereby, in exchange for payments in the approximate amount of $1 million, the Company increased its share of the equity of its German licensee from one-third to one-half, effective January 1, 1996.

Financing activities used $4.0 million in cash during the first half of 1996 as compared to cash provided of $19.8 million in the comparable period in 1995. During 1996, the Company made principal payments of $5.1 million relating to the Company's credit facility with SunTrust and repaid the subordinated note issued in connection with the Enviroq acquisition. In March 1996, as a result of demands for payment of the Company's $3 million five-year subordinated note issued in April 1995 as part of the $18.3 million purchase price in the Enviroq acquisition, and ensuing litigation, the Company discharged its obligation under such note and under arrangements to pay $1 million in consulting fees over five years, and settled such litigation, for the aggregate amount of $3.1 million and the release of other claims. In April 1995, the Company utilized proceeds from issuance of additional term debt in the amount of $15.3 million to complete the Enviroq acquisition.

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

The Company also remains obligated on certain notes issued in connection with the acquisition, in October 1994, of all of the outstanding stock of Gelco and affiliates, originally representing the one-half of the purchase price of $18 million not paid in cash at closing, such notes due on the first and second anniversaries of closing. In addition, the Company issued promissory notes, aggregating $2.85 million, to the former Gelco shareholders and their affiliates, representing net current liabilities of the acquired companies to related parties and a portion of working capital at closing. The notes issued in the Gelco closing are secured by the assets acquired, subject to the rights of SunTrust, as agent, under its loan arrangement with the Company.

In May 1995, the Company had agreed to extend by one year, through July 3, 1996 (the "Maturity Date"), the maturity of the secured, non-recourse promissory note (the "Note") held by the Company issued by Ringwood Limited ("Ringwood"), an affiliate of Brian Chandler and Douglas Chick, directors of the Company, in the principal amount of $3.624 million, and in December 1995 the interest payment otherwise due in January 1996 was postponed to be due on a date (the "Extension Date") no later than 30 days after the date of first publication of the Company's operating results covering a 30-day period after the consummation of the IMA Merger. At the Extension Date, Ringwood had defaulted in the payment to the Company of its interest payment postponed as aforesaid, and on the Maturity Date had defaulted in payment of the principal amount of the Note. Effective in August 1996, the Company foreclosed on the 255,801 shares of Common Stock beneficially owned by Ringwood and Messrs. Chandler and Chick, and pledged as security for the Note (the "Pledge"), in full satisfaction of the obligation of Ringwood and Messrs. Chandler and Chick under the Note and the Pledge. See
Note 7 of the Notes to Consolidated Financial Statements included elsewhere herein.

In October 1992, prior to its acquisition by the Company, Naylor Industries, Inc. ("Naylor") sold all of the common stock of its industrial services subsidiary, and as part of the sale remains obligated to indemnify the purchaser, with certain exceptions and subject to specified limitations, against certain claims, including certain pending or threatened litigation known to Naylor as of the date of the purchase. There can be no assurance that any claims, if successful, are or will be wholly or partially insured, or covered by financial reserves, or that such claims will not result in retroactive adjustments in Naylor's insurance premiums based on the terms of its retrospective rated policies. The Company's financial statements reflect management's estimate of the likely amounts of such remaining premium. The Company has also provided in its financial statements for the estimated amount of liabilities that are likely to be incurred from pending litigation and claims involving Naylor.

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

Results of Operations - Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Revenues. Revenues for the second quarter of 1996 increased 3.1% to $71.8 million from $69.6 million in the prior year, while revenues for the first half of 1996 increased 6.1% to $139.9 million from $131.9 million in the prior year. This increase was a result of an increase in construction revenues, offset by decreases in product sales to and royalties and license fees from independent licensees. The increase in construction revenues for the first half of 1996 reflects the April 1995 acquisition of the pipeline rehabilitation business of Enviroq, including Insituform Southeast, Inc. (and the consequent consolidation of Midsouth Partners), resulting in the elimination of the related product sales and royalty revenues. Fluctuations in currency exchange rates of the Japanese yen, British pound sterling, and Canadian dollar to the United States dollar negatively impacted total revenues by approximately $1.1 million in the first half of 1996.

Construction revenues during the second quarter increased 6.1% to $67.5 million from $63.6 million in 1995, while, for the first half of 1996, construction revenues increased by 8.3% to $128.2 million from $118.4 million in the prior year. The increase reflects the acquisition of Insituform Southeast in April 1995, which together with the consolidation of Midsouth Partners, contributed $8.0 million and $14.7 million to, respectively, the three and six months ended June 30, 1996, as compared to $7.3 million in the prior year subsequent to the acquisition. See Note 3 of the Notes to Consolidated Financial Statements for information describing the Company's majority interest in Midsouth Partners resulting from the Enviroq acquisition, and the June 1996 decision in arbitration regarding Midsouth's management committee.

Construction revenues also reflect increases for the quarter and six-month periods by operations in the United States from the Company's central region of $4.6 million and $7.6 million, respectively, and the western region of $3.6 million and $6.7 million, respectively. In addition, United Kingdom revenues increased by $4.0 million and $7.5 million, respectively, for the three and six-month periods, which primarily reflect volume increases resulting from the acquisition of the FormaPipe business in November 1995. These increases were offset by decreases in revenues by the Company's New England operations of $2.0 million and $6.2 million, respectively, and in its Plains region of $2.4 million and $1.1 million respectively, for the three and six-month periods. Fluctuations in currency exchange rates of the British pound sterling and Canadian dollar to the United States dollar negatively impacted total revenues by approximately $0.3 million in the first half of 1996.

Product sales for the second quarter decreased 27.5% to $2.9 million in 1996 from $4.0 million in 1995, and for the first half of 1996 decreased 10.8% to $8.6 million from $9.7 million in 1995. For the first half of 1995, product sales included $1.2 million in pre-acquisition sales to Insituform Southeast and Midsouth Partners. The decrease in product sales was partially offset by increases in sales to European licensees of $0.1 million for the six-month period. Fluctuations in currency exchange rates of the Japanese yen and British pound sterling to the United States dollar negatively impacted total revenues by approximately $0.8 million for the first half of 1996.

Royalty and license fees for the second quarter of 1996 decreased 31.8% to $1.4 million compared to $2.0 million in 1995, and for the first half of 1996 decreased 20.6% to $3.0 million from $3.8 million in 1995. The decrease in the first half of 1996 was primarily attributable to lower royalties collected from independent licensees in the United States, coupled with the elimination of intercompany royalties from recently-acquired subsidiaries. During the first half of 1996, the Company signed license agreements for Insituform in Taiwan and NuPipe in Germany and recognized $0.3 million in license fee revenue, while in the first half of 1995, the Company signed license agreements in Poland and South Africa, and recognized $0.2 million in license fee revenue.

Operating Costs and Expenses. In the second quarter of 1996, cost of construction contracts increased 8.3% to $45.5 million from $42.0 million in 1995, while, in the first half of 1996, cost of construction contracts increased 11.7% to $87.8 million from $78.6 million in 1995. The increases were primarily attributable to newly-acquired licensees, which added, collectively, $5.5 million to costs in the six-month period in 1996. Increases in construction costs in the United States by the central region of $3.0 million and $6.1 million, respectively, and in the western region of $3.3 million and $5.6 million, respectively, for the three and six-month periods, are reflective of increased volume in 1996. The Company's New England and Plains operations experienced decreases in costs in the three and six-month periods of 1996 of $2.6 million and $7.2 million, and $2.7 million and $1.8 million, respectively. The Company's corrosion and abrasion activities in the United States and Chile experienced a decline in costs of $3.0 million for the six-month period due primarily to a decrease in volume as a result of lower workable backlog.

Construction costs as a percentage of construction revenues increased during the second quarter to 67.4% as compared to 66.1% in the second quarter of 1995. For the six-month period, construction costs as a percentage of construction revenues increased to 68.5% as compared to 66.3% in 1995. These increases are principally due to lower margins achieved by newly-acquired subsidiaries, coupled with lower margins in certain regions of the United States, which have resulted from poor weather conditions and competitive bidding conditions.

Cost of product sales decreased 22.7% to $2.2 million in the second quarter of 1996 from $2.9 million in 1995, while, during the first half of 1996,cost of product sales decreased 14.3% to $5.9 million from $6.9 million. These decreases are a result of decreased revenue coupled with improved margins achieved by the Company's manufacturing of Insituform and NuPipe products in the United States, as a result of continued improvements in efficiency. In addition, margins achieved by Japan improved in the first half of 1996 by over 4.8% from the prior year. For the first half of 1996, cost of product sales as a percentage of product sales improved to 68.6% in 1996, as compared to 71.4% in 1995, due to improvements in overall margin.

As a percentage of revenues, selling, administrative and general expenses in the second quarter were 20.5% compared to 20.2% in 1995, while, for the first half of 1996, selling, administrative and general expenses as a percentage of revenues was 21.1% compared to 20.6% in the first half of 1995. The 1996 increase as a percentage of revenues is attributable primarily to higher costs of operations in the newly-acquired subsidiaries, coupled with management's investment in stronger operations and sales management, improvement in quality (ISO 9000), and focus on the industrial market in 1996. In the second quarter of 1996, selling, administrative and general costs increased 4.8% to $14.7 million compared to $14.0 million in 1995, while, in the first half of 1995, selling, administrative and general expenses increased 8.3% to $29.5 million as compared to $27.2 million in 1995. The increase during the first half of 1996 is due, in large part, to the incremental costs of operations for recently acquired entities of $1.0 million (of which $0.3 million related to incremental goodwill and non-compete amortization). Other increases were attributable to added personnel costs in the Company's contracting operations in the United States principally in the areas of industrial sales, and operations and project management.

Strategic marketing and product development costs decreased 16.9% to $1.7 million compared to $2.0 million in 1995 during the second quarter of 1995, and, for the first half of 1996, strategic marketing and product development costs decreased 6.5% to $3.8 million as compared to $4.0 million in the prior year. The decrease is primarily due to controlled spending in advertising and research projects, offset somewhat by increased costs related to the focus on industrial marketing.

Litigation Settlement. As more fully described in Note 10 to the Notes to Consolidated Financial Statements, during the second quarter of 1995 the Company entered into a memorandum of understanding to settle a pending shareholder class action lawsuit. Under the settlement, the Company made a cash payment to class members in the amount of $3.2 million, and issued 30,000 shares of Common Stock. Accordingly, the Company charged earnings for $3.6 million during the second quarter of 1995.

Interest expense. In the second quarter of 1996, interest expense decreased 9.0% to $1.6 million from $1.7 million in 1995. This decrease was primarily due to lower interest rates and reduced principal in 1996. However, for the first half of 1996, interest expense increased 1.1% to $3.2 million from $3.1 million in 1995. This increase was due primarily to interest on debt used to finance the Insituform Southeast acquisition incurred in April 1995, offset by reduced principal and lower interest rates on other existing debt.

Other income. Other income was virtually unchanged for the three-month and six-month periods ended June 30, 1996 compared to 1995.

Taxes on Income. In the second quarter, taxes on income increased 96.8% to $2.5 million from $1.3 million in 1995, while, in the first half of 1996, taxes on income increased 24.0% to $4.1 million from $3.3 million in 1995. The increase in the first half of 1996 was a result of $1.2 million more in income before taxes on income compared to the prior year, coupled with an increase in the effective tax rate to 39.8% from 36.1% during the first half of 1995. This increase was primarily due to a shift in earnings mix in 1996 to jurisdictions with higher tax rates, coupled with additional amortization of goodwill associated with the Enviroq acquisition, which is not deductible for tax purposes.

Net Income. Total revenues for the second quarter increased by $2.1 million, or 3.1%, in 1996 over 1995, which was offset by a decrease in gross profit of $0.8 million, or 3.2%, coupled with increased operating costs of $0.3 million, or 2.0%. These factors contributed to a decrease in operating income of $1.1 million, or 13.1%. A decrease in interest expense of $0.2 million, coupled with a litigation loss of $3.6 million in 1995, offset by an increase in taxes on income of $1.2 million, resulted in an increase in income from continuing operations of $1.4 million, or 59.3%. Minority interests decreased by $0.3 million, offset by a decrease in equity in earnings of affiliated companies of $0.1 million. As a result of the foregoing, net income for the second quarter of 1996 was $3.8 million, an increase of $1.7 million, or 78.7%, from 1995.

For the first half of 1996, total revenues increased $8.0 million, or 6.1%, over the first half of 1995, which was offset by a decrease in gross profit of $0.4 million, or 0.8%, and an increase of operating expenses of $2.0 million, or 6.4%. These factors resulted in a decrease in operating profit of $2.4 million, or 15.8%. The litigation loss of $3.6 million in 1995 was coupled with decreased interest expense and improved other income of $0.1 million, collectively. These factors were offset by increased taxes on income of $0.8 million, which resulted in an increase in income before minority interests and equity in earnings of affiliated companies of $0.4 million, or 6.1%. A decrease in minority interests of $0.5 million was offset by a decrease in equity in earnings of affiliated companies of $0.4 million. As a result of the foregoing, net income for the first half of 1996 was $6.1 million, an increase of $0.5 million from net income of $5.6 million in the first half of 1995.

                   PART II - OTHER INFORMATION
                   ---------------------------

Item 1.  Legal Proceedings.
         ------------------
    In previously reported proceedings initiated by the Company in the United States District Court for the Southern District of Texas, Houston Division against Cat Contracting, Inc., et al., (Civil Action No. H-90-1690) in which the court, in October 1995, among other matters ruled that defendants' serial impregnation process infringed the Company's patent and issued a permanent injunction against defendants' use of the processes covered by such patent, the court has further denied defendants' February 1996 motion for a partial new trial. In July 1996, defendants filed a notice of appeal from such ruling with the United States Court of appeals for the Federal Circuit.

    In previously reported proceedings initiated by the Company in the United States District Court for the Central District of California against Spiniello Limited, Inc., et al. (Civil Action No. 95-5484 (GHK)), in which the court, in November 1995, preliminarily enjoined defendants from infringing the Company's serial impregnation patent and from misappropriating various of the Company's trade secrets, the Company, in June 1996, filed motions seeking to hold defendants in contempt of the preliminary injunction for using such trade secrets and for a further preliminary injunction to enjoin using or disclosing additional trade secrets of the Company. In addition, the Company has moved to file a supplemental complaint alleging the infringement of an additional Insituform patent and compel discovery.

    In June 1996, the arbitration panel in previously reported proceedings commenced by Insitu, Inc. ("Insitu") (a wholly-owned subsidiary of Insituform East, Incorporated) determined that E-Midsouth, Inc. ("E-Midsouth") (an indirect, wholly-owned subsidiary of the Company as a result of its acquisition of Insituform Mid-America, Inc.) but not Insituform California, Inc. (another wholly-owned subsidiary of the Company) was in default of its obligations under the Midsouth Partners partnership agreement and that, as a consequence thereof, Insitu had the right unilaterally to appoint a representative to the seven-member management committee of the partnership, in place of a representative appointed by E-Midsouth and in addition to the three members previously appointed by Insitu, and to receive legal fees from E-Midsouth in the amount of approximately $132,000.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

    (a) On June 4, 1996, the Company convened its Annual Meeting of Stockholders (the "Annual Meeting").

    (b) Not applicable because (i) proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 together with the Company's Proxy Statement dated May 3, 1996; (ii) there was no solicitation in opposition to management's nominees as listed in such Proxy Statement; and (iii) all of such nominees were elected.

    (c) At the Annual Meeting, the stockholders voted in favor of management's nominees for election as Class I directors of the Company. The holders of 18,639,438 shares voted in favor of, and holders of 5,678,600 shares withheld their vote for, the election of William Gorham; the holders of 24,075,931 shares voted in favor of, and the holders of 242,107 shares withheld their vote for, the election of Alvin J. Siteman; the holders of 18,639,951 shares voted in favor of, and the holders of 5,679,087 shares withheld their vote for, the election of Silas Spengler; and the holders of 18,639,146 shares voted in favor of, and the holders of 5,678,892 shares withheld their vote for, the election of Sheldon Weinig.

    (d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

    (a) The exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q are listed on the attached Index to Exhibits.

    (b) Subsequent to the quarter ended June 30, 1996, the Company filed a Current Report on Form 8-K dated July 17, 1996 addressing, under "Item 4. Changes in Registrant's Certifying Accountants" thereunder, the change of independent auditors from BDO Seidman, LLP to Arthur Andersen, LLP. There were no disagreements between the Company and BDO Seidman, LLP during the two most recent fiscal years or any subsequent interim period prior to July 17, 1996 on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior independent auditors, would have caused them to make reference in connection with their report to the subject matter of their disagreement. No financial statements were filed with such Current Report on Form 8-K.

                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      INSITUFORM TECHNOLOGIES, INC.



August 14, 1996          By: s/William A. Martin
                         -----------------------------
                         William A. Martin
                         Senior Vice President and
                         Principal Financial and
                         Accounting Officer

                        INDEX TO EXHIBITS
                        -----------------


27      -     Financial Data Schedule, which is submitted
              electronically to the Securities and Exchange
              Commission for information only and is not filed.