Form 10-Q
period 1996-09-30
INSITUFORM TECHNOLOGIES INC
filed 1996-11-13
CIK 353020

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended           September 30, 1996
                                              ------------------

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

          Yes  X               No
             ----                ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                   Outstanding at November 1, 1996
--------------------    -------------------------------
Class A, Common Stock,           26,888,530 Shares
$.01 par value

                         INDEX


                                                 Page No.

Part I     Financial Information:

Item 1.    Financial Statements:

           Consolidated Balance Sheets                 3

           Consolidated Statements of Income           5

           Consolidated Statements of Cash Flows       6

           Notes to Consolidated Financial
            Statements                                 8

Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                 14


Part II    Other Information and Signatures:

Item 1.    Legal Proceedings                         21

Item 6.    Exhibits and Reports on Form 8-K            21


           Signatures                                  21

Index to Exhibits                                    22

                   PART I. - FINANCIAL INFORMATION
                   ITEM 1. - FINANCIAL STATEMENTS

                    INSITUFORM TECHNOLOGIES, INC.
                     CONSOLIDATED BALANCE SHEETS

<CAPTIONS>
                                       September
December
                                        30, 1996            31,
1995
                                       -----------
---------
                                       (Unaudited)
                                                (in thousands)
Assets
------
Current
-------
Cash and cash equivalents, restricted
     $858 and $842                        $18,582           $11,416
Receivables (Note 4)                       59,883            64,717
Costs and estimated earnings in excess
     of billings                           20,406            14,008
Inventories (Note 5)                       15,217            16,572
Deferred income taxes                       4,188             4,287
Prepaid expenses and miscellaneous          7,047             9,711
                                          -------           -------
Total current assets                      125,323           120,711
                                          -------           -------
Property and equipment, less
     accumulated depreciation and
     amortization (Note 6)                 58,143            59,773
                                          -------           -------
Other assets
------------
Cost in excess of net assets of
    businesses acquired less
    accumulated amortization of $8,860
    and $6,811 (Notes 2 and 3)             57,166            58,431
Patents and patent applications, less
     accumulated amortization of
     $3,737 and $3,270                      9,552             8,963
Investments in licensees and
     affiliated companies (Note 2)          2,763             1,555
Deferred income taxes                       1,773             1,862
Non-compete agreements, less
     accumulated amortization of
     $3,083 and $2,323                      2,938             3,554
Miscellaneous                               5,007             5,451
                                          -------           -------
Total other assets                         79,199            79,816
                                          -------           -------
                                         $262,665          $260,300
                                         ========          ========

See accompanying summary of accounting policies and notes to consolidated financial statements.


                    INSITUFORM TECHNOLOGIES, INC.
                     CONSOLIDATED BALANCE SHEETS

<CAPTIONS>
                                         September
December
                                          30, 1996          31,
1995
                                        ----------
---------
                                        (Unaudited)
                                   (in thousands, except share
amounts)
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities
-------------------
Notes payable to banks                        $813
$1,053
Accounts payable and accruals               32,770
35,644
Income taxes payable                         1,693
1,768
Deferred income taxes                          636
627
Current maturities of long-term
   debt (Note 9)                             7,420
12,081
                                          --------
--------
Total current liabilities                   43,332
51,173
Long-term debt, less current
   maturities (Note 9)
---------------------------                 83,637
82,813
Deferred income taxes                        2,850
2,850
---------------------
Other liabilities                            1,070
1,009
-----------------                         --------
--------
Total liabilities                          130,889
137,845
                                          --------
--------
Commitments and contingencies
   (Notes 9 and 10)
-----------------------------
Minority interests (Note 3)
---------------------------                  5,653
5,645
                                          --------
--------
Stockholders' equity
--------------------
 Preferred stock, $.10 par -
   shares authorized 2,000,000;
   none outstanding                              0
0
 Common stock, $.01 par - shares
   authorized 40,000,000; shares
   issued 27,144,331 in 1996 and
   27,104,940 in 1995 (Notes 3 and 7)          271
271
Additional paid-in capital                  67,809
67,427
Retained earnings (Note 9)                  64,053
54,557
                                          --------
--------
                                           132,133
122,255

                    INSITUFORM TECHNOLOGIES, INC.
                     CONSOLIDATED BALANCE SHEETS

<CAPTIONS>
                                         September
December
                                          30, 1996          31,
1995
                                        ----------
---------
                                        (Unaudited)
                                   (in thousands, except share
amounts)

Treasury stock, 255,801 shares,
 at cost (Note 7)                           (4,029)
 0
Cumulative foreign currency
  translation adjustments                   (1,981)
(1,821)
Notes receivable from affiliates
  (Note 7)                                       0
(3,624)
                                          --------
--------
Total stockholders' equity                 126,123
116,810
                                          --------
--------
                                          $262,665
$260,300
                                          ========
========


See accompanying summary of accounting policies and notes to consolidated financial statements.

                     INSITUFORM TECHNOLOGIES, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

<CAPTIONS>
                                           For the Three Months
For the Nine Months
                                            Ended September 30,
Ended September 30,
                                              1996      1995
1996       1995
                                              ----      ----
----       ----
                                         (In thousands, except per
share amounts)
Revenues:
 Construction contracts                    $66,994   $64,957
$195,214   $183,349
 Product sales                               2,626     3,438
11,258     13,120
 Royalties and license fees                  1,027     1,498
4,054      5,311
                                           -------   -------
-------    -------
Total revenues                              70,647    69,893
210,526    201,780
Operating costs and expenses:
 Cost of construction contracts             46,155    44,460
133,956    123,053
 Cost of product sales                       1,573     1,520
7,496      8,433
 Royalty expense                               160       189
 419        294
 Selling, administrative and general        14,079    14,234
43,550     41,442
 Strategic marketing and product
  development                                2,055     1,708
5,812      5,725
                                           -------   -------
-------    -------
Total operating costs and expenses          64,022    62,111
191,233    178,947
                                           -------   -------
-------    -------
Operating income                             6,625     7,782
19,293     22,833
Other income (expense):
 Litigation settlement (Note 10)                 0         0
   0     (3,598)
 Interest expense                           (1,658)   (1,612)
(4,809)    (4,718)
 Other income (expense)                        279     1,025
1,113      1,873
                                           -------   -------
-------    -------
Total other income (expense)                (1,379)     (587)
(3,696)    (6,443)
                                           -------   -------
-------    -------
Income before taxes on income                5,246     7,195
15,597     16,390
Taxes on income (Note 8)                     2,046     2,942
6,163      6,262
                                           -------   -------
-------    -------
Income before equity in earnings of
 affiliated companies                        3,200     4,253
9,434     10,128
Minority interests                             (33)     (208)
(256)      (951)
Equity in earnings of affiliated
 companies                                     249       178
 318        609
                                           -------   -------
-------    -------
Net income                                  $3,416    $4,223
$9,496     $9,786
                                           =======   =======
=======    =======
Earnings per share of common stock and
 common stock equivalents:
 Net income                                  $0.13     $0.15
$0.35      $0.36
                                           =======   =======
=======    =======
 Weighted average common and common
 equivalent shares outstanding              27,040    27,414
27,173     27,288
                                           =======   =======
=======    =======

See accompanying summary of accounting policies and notes to consolidated financial statements.

                      INSITUFORM TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                            For the
Nine
                                                            Months
Ended

September 30,
                                                       1996
    1995
                                                       ----
    ----

(Note 1)
                                                          (in
thousands)
Cash flows from operating activities:
------------------------------------
Income from continuing operations                      $9,496
   $9,786
Adjustments to reconcile net income to cash
 provided by operating activities:
 Depreciation                                           9,645
    9,219
 Amortization                                           3,640
    3,330
 Miscellaneous                                            170
      (84)
 Equity in earnings of affiliated companies              (318)
     (609)
 Loss on disposals of property and
  equipment                                               415
      150
 Minority interests in net income                         256
      951
 Deferred income taxes                                    205
    1,237
 Translation adjustments                                 (161)
      169
 Restructuring costs                                     (896)
        0
Changes in operating assets and liabilities
 (net of effect of businesses purchased):
 Receivables                                            3,259
   (4,088)
 Costs and estimated earnings in excess
  of billings                                          (6,397)
      (29)
 Inventories                                            1,355
   (3,966)
 Prepaid expenses and miscellaneous                     2,513
   (3,840)
 Miscellaneous other assets                               124
     (916)
 Accounts payable and accruals                           (108)
   (5,761)
 Income taxes payable                                   1,811
   (3,123)
                                                        -----
   ------
Net cash provided by continuing
 operations                                            25,009
    2,426
                                                       ------
   ------
Net cash used by discontinued operations                    0
     (178)
                                                       ------
   ------
Net cash provided by operations                        25,009
    2,248
                                                       ------
   ------
Cash flows from investing activities:
------------------------------------
 Capital expenditures                                 (11,003)
  (12,534)
 Proceeds on disposal of property and equipment             3
      583
 Investments in licensees/affiliated companies         (1,129)
      226
 Patents and patent applications                       (1,097)
     (388)
 Purchase of business, net of cash acquired
  (Note 3)                                                  0
  (16,131)
                                                       ------
   ------
Net cash used by investing activities                 (13,226)
  (28,244)
                                                       ------
   ------

                               (continued)

See accompanying summary of accounting policies and notes to consolidated financial statements.

                      INSITUFORM TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

<CAPTIONS>
                                                               For
the Nine

Months Ended

September 30,
                                                            1996
        1995
                                                            ----
        ----

     (Note 1)
                                                               (in
thousands)
Cash flows from financing activities:
------------------------------------
 Proceeds from issuance of common stock                       74
       3,415
 Increase (decrease) in short-term borrowings               (240)
       9,714
 Net borrowings (repayments) of long-term debt            (3,947)
      14,362
 Minority interests                                         (556)
        (155)
 Dividends paid                                                0
      (1,476)
                                                          ------
     -------
Net cash provided (used) by financing
 activities                                               (4,669)
      25,860
                                                          ------
     -------
Effect of exchange rates changes on cash                      52
         216
                                                          ------
     -------
Net increase in cash and cash
 equivalents for the period                                7,166
          80
                                                          ------
     -------
Cash and cash equivalents, beginning of
 period                                                   11,416
      18,670
                                                          ------
     -------
Cash and cash equivalents, end of period                 $18,582
     $18,750
                                                         =======
     =======

Supplemental disclosures of cash flows
 information:                                               1996
         1995
--------------------------------------                      ----
         ----
                                                               (in
thousands)

Cash paid during nine months ended
 September 30, for:
-----------------------------------
 Interest                                                 $5,489
      $4,113
 Income taxes                                             $3,566
      $6,565

Non-cash investing and financing activities:
-------------------------------------------
 Stock issued in connection with litigation
  settlement (Note 10)                                      $322
         --


See accompanying summary of accounting policies and notes to consolidated financial statements.

                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                       September 30, 1996

1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996 (unaudited) and the unaudited results of operations and cash flows for the three and nine months ended September 30, 1996 and 1995. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 1995 Annual Report on Form 10-K.

     As discussed in Note 3 below, the consolidated financial statements give retroactive effect to the Company's acquisition of Insituform Mid-America, Inc. ("IMA") in October 1995, which has been accounted for as a pooling-of-interests. Reclassifications of prior period amounts have been made to conform with current period presentation.

     The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

     The net assets of businesses purchased are recorded at their fair value at the acquisition date and the financial statements include their operations only from that date. Any excess of acquisition costs over the fair value of net assets acquired is included in the balance sheet as "Cost in excess of net assets of businesses acquired."

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

                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                       September 30, 1996

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

     The base purchase price of $18,250,000 (including $3,000,000 in payment of a five-year covenant not to compete) was paid $15,250,000 in cash and $3,000,000 in a five-year subordinated promissory note. As a result of demands for payment of such note and ensuing litigation, in March 1996 the Company discharged its obligation under such note and under arrangements to pay $1 million in consulting fees, and settled such litigation, for the aggregate amount of $3.4 million and the release of other claims.

                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                       September 30, 1996

     Prior to April 18, 1995, a 15% general partnership interest in Midsouth Partners, an Insituform licensee in Tennessee, Kentucky and northern Mississippi, was held by Insituform Southwest, Inc. (formerly named Insituform California, Inc.; "ISW"), a subsidiary of the Company, and a 42.5% interest therein was held by E-Midsouth, Inc. ("E-Midsouth"), a subsidiary of Enviroq. As a result of the Enviroq acquisition, the Company holds a majority ownership (57.5%) in Midsouth Partners and has accordingly consolidated the accounts of Midsouth Partners since April 18, 1995. In June 1996, the arbitration panel in previously reported proceedings commenced by the remaining partner, Insitu, Inc. ("Insitu"), a wholly-owned subsidiary of Insituform East, Incorporated, determined that E-Midsouth but not ISW was in default of its obligations under the Midsouth Partners partnership agreement and that, as a consequence thereof, Insitu had the right unilaterally to appoint a representative to the seven-member management committee of the partnership, in place of a representative appointed by E-Midsouth and in addition to the three members previously appointed by Insitu.

     The following table presents summarized consolidated unaudited pro forma results of operations for the first nine months of 1995, as if the Enviroq acquisition had occurred at the beginning of 1995. These pro forma results are provided for comparative purposes only and do not purport to be indicative of the results which would have been obtained if these acquisitions had been effected on the dates indicated or which may be obtained in the future (in thousands except per share amounts).

     Total revenues                           $208,838

     Income from continuing operations          $9,042

     Income from continuing operations
     per common and common equivalent
     share                                       $0.33

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

                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                       September 30, 1996

4.   Receivables consist of the following (in thousands):

<CAPTIONS>
                                    September 30, 1996    December
31, 1995
                                    ------------------
-----------------
       Trade, less allowance for
       possible losses of
       $882 and $974                        $48,192
$51,049

       Retainage under construction
       contracts                             11,089
11,395

       Refundable income taxes                  602
2,273
                                            -------
-------
                                            $59,883
$64,717
                                            =======
=======

5.  Inventories are valued at the lower of cost or market.
    Maintenance and office supplies are not inventoried.
    Inventories are summarized as follows (in thousands):

<CAPTIONS>
                                  September 30, 1996      December
31, 1995
                                  ------------------
-----------------
     Finished goods                    $1,156
$822

     Work-in-process                    1,306
1,053

     Construction materials             9,164
9,608

     Raw materials                      3,591
5,089
                                       ------
-----
                                      $15,217
$16,572
                                      =======
=======

6. Property and equipment consists of the following (in thousands):

<CAPTIONS>
                                   September 30, 1996     December
31, 1995
                                   ------------------
-----------------
     Land and land improvements        $2,379
$3,474

     Buildings and improvements        15,274
15,264

     Machinery and equipment           72,750
64,980

     Furniture and fixtures             8,189
7,967

     Autos and trucks                   4,169
3,685


                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                       September 30, 1996

     Construction in progress           4,865
5,168
                                       ------
------
                                      107,626
100,538

     Less: accumulated depreciation   (49,483)
(40,765)
                                      -------
-------
                                      $58,143
$59,773
                                      =======
=======

7. On July 3, 1992, Ringwood Limited ("Ringwood") and Douglas K. Chick and Brian Chandler, both directors of the Company, entered
     into an agreement with the Company whereby Ringwood executed to
     the Company its secured, non-recourse promissory note (the "Note") in the amount of $3,624,000, which bore interest at Citibank's prime rate plus 2-1/2%, originally was due July 3, 1995, and was secured by a pledge (the "Pledge") to the
Company
     by Ringwood and Messrs. Chick and Chandler of 255,801 shares (the "Shares") of the Company's stock beneficially owned by them. On May 21, 1995, the Company extended the maturity date of the Note to July 3, 1996 (the "Maturity Date"), and in December 1995 the interest payment otherwise due in January
1996
     was postponed to be due on a date (the "Extension Date") no later than 30 days after the date of first publication of the Company's operating results covering at least a 30-day period after the consummation of the IMA Merger. At the Extension Date, Ringwood had defaulted in the payment to the Company of its interest payment postponed as aforesaid, and on the
Maturity
     Date had defaulted in payment of the principal amount of the Note. Effective in August 1996, the Company foreclosed on the Shares in full satisfaction of the obligation of Ringwood and Messrs. Chandler and Chick under the Note and the Pledge. The amount of the Note plus accrued interest to the date of foreclosure has been recorded as treasury stock.

8. Provision for federal and state income taxes in the consolidated statements of income are made up of the following components
(in
     thousands) for the nine months ended September 30, 1996 and 1995, respectively:

<CAPTIONS>
                                                September 30,
                                           1996               1995
                                           ----               ----
                Current:
                            Federal       $4,023             $2,580
                            Foreign        1,248              2,312
                            State            687                477
                                           -----              -----
                                           5,958              5,369
                                           -----              -----
                Deferred:
                            Federal         $105               $485
                            Foreign          100                408
                            State             --                 --
                                           -----              -----
                                             205                893
                                           -----              -----
                Total taxes on income     $6,163             $6,262
                                           =====              =====

                   INSITUFORM TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
                        September 30, 1996

The effective tax rate on income before taxes for the nine months ended September 30, 1996 and 1995 was different than the United States ("U.S.") federal statutory tax rate. The following summary reconciles taxes at the U.S. federal statutory tax rate with the actual taxes (in thousands) and the effective rate:

<CAPTIONS>
                                           1996
1995
                                     Amount     Percent    Amount
 Percent
                                     ------     -------    ------
 -------
       Taxes on income at U.S.
       federal statutory rate        $5,302      34.0%     $5,572
  34.0%

       Increase (decrease) in
       taxes resulting from:

       State income taxes, net of
       federal income tax benefit       454       2.9         463
   2.8

       Effect of foreign income
       taxed at foreign rates           210       1.3          38
   0.2

       Tax amortization of
       intangibles                     (462)     (3.0)       (492)
 (3.0)

       Tax benefit not currently
       recognizable on losses of
       subsidiaries                     387       2.5        276
  1.7

       Utilization of net operating
       losses and other
       carryforwards                   (181)     (1.2)      (191)
  1.2

       Amortization of goodwill, not
       allowed for tax purposes         384       2.5        443
  2.7

       Other items                       69      (0.5)       153
 (1.0)
                                      -----     -----      -----
-----
       Total taxes on income         $6,163      39.5%    $6,262
 38.2%
                                      =====     =====      =====
=====

9. At September 30, 1996, the Company had outstanding borrowings of $72.6 million under its credit agreement with SunTrust entered into in October 1995, which provides for advances through 1997 on a revolving basis aggregating up to $105 million (including a $5.0 million standby letter of credit facility). Of such amount, approximately $66.4 million was applied to refinance existing debt under the Company's prior arrangements with SunTrust (approximately $35.9 million), IMA's term loans with Boatmen's National Bank and Mark Twain Bank ($14.5 million), and short-term debt under IMA's line of credit facility ($16.0 million). Additional advances are available for the expansion of the Company's business and for general corporate purposes.

    The current SunTrust facility matures in October 2000, with installments based on a five-year amortization schedule, commencing December 31, 1997. Interest on indebtedness under the facility is payable at either (i) SunTrust's prime rate (8.25% at September 30, 1996), plus a margin of up to .25% in the event certain financial ratios are not maintained, or (ii)

                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                       September 30, 1996

    an adjusted LIBOR rate (5.4% at September 30, 1996), plus a margin ranging from 1.00% to 1.75%, depending on the maintenance of certain financial ratios. Up to $5 million under the credit facility may be borrowed from SunTrust pursuant to a "swing line facility," which accrues interest at a rate per annum equal to 0.5% below SunTrust's prime rate.
    The SunTrust facility obligates the Company to comply with certain financial ratios and restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to incur further indebtedness, pay dividends, make loans and encumber any properties, and requires guarantees of certain domestic subsidiaries. Essentially all of the Company's retained earnings at September 30, 1996 are restricted under such covenants.

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

    The Company's subsidiaries, Insituform Canada Limited,
    Insituform Technologies Limited (formerly Insituform Permaline Limited), Insituform France S.A., and Insituform Japan KK, also maintain certain revolving line of credit facilities. The aggregate amount outstanding under these facilities was $813,000 at September 30, 1996.

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

                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                       September 30, 1996


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

General
-------

The Company's revenues include construction revenues from direct installation and other contracting activities, product sales of materials and equipment to licensees and royalty income and initial license fees received from licensees for the use of the Company's trenchless rehabilitation processes. Product sales consist primarily of sales of Insitutubes(R) and NuPipe(R) to licensees. Construction contract revenue is generated primarily by the Company's subsidiaries operating in the United States, Canada, France, the United Kingdom and Chile. Royalties and license fees are paid by the Company's 34 unaffiliated Insituform(R) licensees and sub-licensees and its ten unaffiliated NuPipe(R) licensees.

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

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

At September 30, 1996, the Company had $18.5 million in cash, U.S. treasury bills, and short-term investments, as compared to $11.4 million at December 31, 1995. Cash and cash equivalents increased $7.1 million as a result of cash provided by operations of $24.0 million offset by cash used for capital expenditures of $11.0 million and net repayments of long-term debt of $3.9 million. The Company's working capital ratio was 2.9-to-1.0 at September 30, 1996, representing an increase from 2.4-to-1.0 at December 31, 1995.

Operations provided cash of $24.0 million during the nine months ended September 30, 1996, as compared to cash provided of $2.2 million during the same period in 1995. Unlike the first nine months of 1995, in which increases of inventories were in the amount of $4.0 million, prepaid expenses and miscellaneous in the amount of $3.8 million, and reductions of accrued income taxes in the amount of $3.1 million, the first nine months of 1996 resulted in a decrease in inventories of $1.4 million, a decrease in prepaid expenses and miscellaneous of $2.5 million, and an increase in accrued income taxes of $1.8 million. In addition, depreciation and amortization increased by approximately $0.7 million primarily associated with the acquisition of the pipeline business of Enviroq, as well as from continuing capital expenditures.

Receivables, together with costs and estimated earnings in excess of billings, used $3.1 million of cash during 1996, compared to using $4.1 million in 1995. Receivables, including costs and estimated earnings in excess of billings, increased to $79.7 million at September 30, 1996 from $76.4 million at December 31, 1995, reflecting a $2.9 million decrease in trade receivables, a $0.3 million decrease in retainage receivables, offset by an increase of $6.4 million in costs and estimated earnings in excess of billings on construction contracts. The collection cycle for construction receivables is generally longer than for the Company's other operations due to provisions for retainage, often 5% to 10% of the contract amount, as well as the slow internal review processes often employed by the construction subsidiaries' municipal customers. Retainage receivables are generally received within 60 to 90 days after the completion of a contract.

During 1996, increases in accounts payable and accruals (including restructuring payments) provided $1.7 million in cash as compared to 1995, in which $5.8 million was used due primarily to lower payments for employee bonuses made in 1996. Additional accruals of income taxes added $1.8 million to cash in 1996, as compared to a reduction in accruals of $3.1 million in 1995.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital expenditures were $11.0 million in the first nine months of 1996, as compared to $12.5 million in the same period in 1995. Capital expenditures generally reflect replacement equipment required by the Company's contracting subsidiaries. In August, the Company approved plans to pursue construction of a new, expanded research and development center in Memphis.

In April 1996, the Company entered into arrangements whereby, in exchange for payments in the approximate amount of $1 million, the Company increased its share of the equity of its German licensee from one-third to one-half, effective January 1, 1996.

Financing activities used $4.4 million in cash during the first nine months of 1996 as compared to cash provided of $25.9 million in the comparable period in 1995. During 1996, the Company made principal payments of $5.1 million relating to the Company's credit facility with SunTrust and repaid the subordinated note issued in connection with the Enviroq acquisition. In March 1996, as a result of demands for payment of the Company's $3 million five-year subordinated note issued in April 1995 as part of the $18.3 million purchase price in the Enviroq acquisition, and ensuing litigation, the Company discharged its obligation under such note and under arrangements to pay $1 million in consulting fees over five years, and settled such litigation, for the aggregate amount of $3.1 million and the release of other claims. In April 1995, the Company utilized proceeds from issuance of additional term debt in the amount of $15.3 million to complete the Enviroq acquisition.

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

In October 1996, the Company completed payments on its notes issued in connection with the acquisition, in October 1994, of all of the outstanding stock of Gelco and affiliates, originally representing the one-half of the purchase price of $18 million not paid in cash at closing, such notes due on the first and second anniversaries of closing. In addition, the Company issued promissory notes, aggregating $2.85 million, at closing, to the former Gelco shareholders and their affiliates, representing net current liabilities of the acquired companies to related parties and a portion of working capital at closing, the remaining one-half of the principal amount of which becomes due on the third anniversary of closing. The notes issued in the Gelco closing are secured by the assets acquired, subject to the rights of SunTrust, as agent, under its loan arrangements with the Company.

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

Recently Issued Accounting Standards
------------------------------------

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

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Nine Months Ended September 30, 1996
Compared to Nine Months Ended September 30, 1995

Revenues. Revenues for the third quarter of 1996 increased 1.1% to $70.6 million from $69.9 million in the prior year, while revenues for the first nine months of 1996 increased 4.3% to $210.5 million from $201.8 million in the prior year. This increase was a result of an increase in construction revenues, offset by decreases in product sales to and royalties and license fees from independent licensees. The increase in construction revenues for the first nine of 1996 reflects the April 1995 acquisition of the pipeline rehabilitation business of Enviroq, including Insituform Southeast, Inc. (and the consequent consolidation of Midsouth Partners), resulting in the elimination of the related product sales and royalty revenues. Fluctuations in currency exchange rates of the Japanese yen, British pound sterling, French franc and Canadian dollar to the United States dollar negatively impacted total revenues by approximately $1.3 million in the first nine months of 1996.

Construction revenues during the third quarter increased 3.1% to $67.0 million from $65.0 million in 1995, while, for the first nine months of 1996, construction revenues increased by 6.5% to $195.2 million from $183.3 million in the prior year. The increase reflects the acquisition of Insituform Southeast in April 1995, which together with the consolidation of Midsouth Partners, contributed $8.9 million and $23.6 million, respectively, to the three and nine months ended September 30, 1996, as compared to $7.1 million and $14.4 million in the prior year subsequent to the acquisition. See Note 3 of the Notes to Consolidated Financial Statements for information describing the Company's majority interest in Midsouth Partners resulting from the Enviroq acquisition, and the June 1996 decision in arbitration regarding Midsouth's management committee.

Construction revenues also reflect increases for the quarter and nine-month periods by operations in the United States from the Company's western region of $2.4 million and $9.1 million, respectively, and its central region of $0.1 million and $7.3 million, respectively. In addition, United Kingdom revenues increased by $2.3 million and $9.8 million, respectively, for the three and nine-month periods, which primarily reflect volume increases resulting from the acquisition of the FormaPipe business in November 1995. These increases were offset by decreases in revenues by the Company's domestic Plains region of $5.2 million and $6.3 million respectively, for the three and nine-month periods. Fluctuations in currency exchange rates of the British pound sterling and Canadian dollar to the United States dollar negatively impacted total construction revenues by approximately $0.5 million in the first nine months of 1996.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Product sales for the third quarter decreased 23.6% to $2.6 million in 1996 from $3.4 million in 1995, and for the first nine months of 1996 decreased 14.2% to $11.3 million from $13.1 million in 1995. For the first nine months of 1995, product sales included $1.2 million in pre-acquisition sales to Insituform Southeast and Midsouth Partners. The decrease in product sales was also attributable to decreases in sales to independent European licensees of $0.4 million, and decreases in sales in Japan of $0.3 million, for the nine-month period. Fluctuations in currency exchange rates of the Japanese yen and British pound sterling to the United States dollar negatively impacted total product sales by approximately $0.9 million for the first nine months of 1996.

Royalty and license fees for the third quarter of 1996 decreased 31.4% to $1.0 million compared to $1.5 million in 1995, and for the first nine months of 1996 decreased 23.7% to $4.1 million from $5.3 million in 1995. The decrease in the first nine months of 1996 was primarily attributable to lower royalties collected from independent licensees in the United States, coupled with the elimination of intercompany royalties from recently-acquired subsidiaries.

During the first nine months of 1996, the Company signed license agreements for Insituform in Taiwan and for NuPipe in Germany, and recognized $0.3 million in license fee revenue, while in the first nine months of 1995, the Company signed license agreements in Poland and South Africa, and recognized $0.2 million in license fee revenue.

Operating Costs and Expenses. In the third quarter of 1996, cost of construction contracts increased 3.8% to $46.2 million from $44.5 million in 1995, while, in the first nine months of 1996, cost of construction contracts increased 8.9% to $134.0 million from $123.1 million in 1995. The increases were primarily attributable to newly-acquired licensees, which added, collectively, $5.5 million to costs in the nine-month period in 1996. Increases in construction costs in the United States by the central region of $0.9 million and $7.0 million, respectively, and in the western region of $1.4 million and $8.5 million, respectively, for the three and nine-month periods, are reflective of increased volume and lower margins due to competition in 1996. The Company's Plains operation experienced a decrease in costs in the three and nine-month periods of 1996 of $6.1 million and $8.0 million. The Company's corrosion and abrasion activities in the United States and Chile experienced a decline in costs of $1.0 million for the nine-month period due primarily to a decrease in volume as a result of lower workable backlog.

Construction costs as a percentage of construction revenues increased during the third quarter to 68.9% as compared to 68.4% in the third quarter of 1995. For the nine-month period, construction costs as a percentage of construction revenues increased to 68.6% as compared to 67.1% in 1995. These increases are principally due

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to lower margins achieved by newly-acquired subsidiaries, and installation difficulties in the Southeastern region, coupled with lower margins in certain other regions of the United States which have resulted from poor weather conditions and competitive bidding conditions.

Cost of product sales increased 3.5% to $1.6 million in the third quarter of 1996 from $1.5 million in 1995, due primarily to the favorable impact of a vendor volume rebate of $0.5 million recorded in the third quarter of 1995. During the first nine months of 1996, cost of product sales decreased 11.1% to $7.5 million from $8.4 million in 1995. This was primarily due to decreased product sales in 1996. For the first nine months of 1996, cost of product sales as a percentage of product sales increased to 66.6% in 1996, from 64.2% in 1995. This increase was primarily due to decreased product sales, the aforementioned 1995 volume rebate, and increased costs of the Company's manufacturing operations in Japan.

As a percentage of revenues, selling, administrative and general expenses in the third quarter were 19.9% compared to 20.4% in 1995, while, for the first nine months of 1996, selling, administrative and general expenses as a percentage of revenues were 20.7% compared to 20.5% in the first nine months of 1995. The decrease in the third quarter was primarily due to third quarter 1995 inventory writedowns. The increase for the nine months as a percentage of revenues is attributable primarily to higher costs of operations in the newly-acquired subsidiaries, coupled with management's investment in stronger operations and sales management, improvement in quality (ISO 9000), and focus on the industrial market in 1996, offset somewhat by the third quarter 1995 writeoffs. In the third quarter of 1996, selling, administrative and general costs decreased 1.1% to $14.1 million compared to $14.2 million in 1995, while, in the first nine months of 1995, selling, administrative and general expenses increased 5.1% to $43.6 million as compared to $41.4 million in 1995. The increase during the first nine months of 1996 is due, in large part, to the incremental costs of operations for recently acquired entities of $1.0 million (of which $0.3 million related to incremental goodwill and non-compete amortization). Other increases were attributable to added personnel costs in the Company's contracting operations in the United States principally in the areas of industrial sales, and operations and project management.

Strategic marketing and product development costs increased 20.3% to $2.1 million in the third quarter of 1996 compared to $1.7 million during the third quarter of 1995, and, for the first nine months of 1996, strategic marketing and product development costs increased 1.5% to $5.8 million as compared to $5.7 million in the prior year. The increase is primarily due to increased costs related to the focus on industrial marketing, along with increased costs of patent defense and maintenance, offset somewhat by controlled spending in advertising and research projects.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Litigation Settlement. As more fully described in Note 10 of the Notes to Consolidated Financial Statements, during the second quarter of 1995 the Company entered into a memorandum of understanding to settle a pending shareholder class action lawsuit.

Under the settlement, the Company made a cash payment to class members in the amount of $3.2 million, and issued 30,000 shares of Common Stock. Accordingly, the Company charged earnings for $3.6 million during the second quarter of 1995.

Interest expense. In the third quarter of 1996, interest expense increased 2.9% to $1.7 million from $1.6 million in 1995, while for the first nine months of 1996, interest expense increased 1.9% to $4.8 million from $4.7 million in 1995. This increase was due primarily to interest on debt used to finance the Enviroq acquisition incurred in April 1995 and the April 1996 increase in the Company's share of the equity of its German licensee, somewhat offset by reduced principal and lower interest rates on other existing debt.

Other income. In the third quarter, other income decreased 72.8% to $0.3 million from $1.0 million in 1995, while for first nine months of 1996, other income decreased 40.6% to $1.1 million from $1.9 million in 1995. This decrease was primarily due to the 1995 casualty gain of $0.7 million recorded on insurance settlement in connection with the flood of the Company's Chesterfield facility in 1993.

Taxes on Income. In the third quarter, taxes on income decreased 30.5% to $2.0 million from $2.9 million in 1995, while, in the first nine months of 1996, taxes on income decreased 1.6% to $6.2 million from $6.3 million in 1995. The decrease in the third quarter and first nine months of 1996 was due to a decrease of $1.9 million and $0.8 million, respectively, in income before taxes on income compared to the prior periods, coupled with an increase in the effective tax rate to 39.5% from 38.2% during the first nine months of 1995. This increase was primarily due to a shift in earnings mix in 1996 to jurisdictions with higher tax rates.

Net Income. Total revenues for the third quarter increased by $0.8 million, or 1.1%, in 1996 over 1995, which was offset by a decrease in gross profit of $0.9 million, or 4.1%, coupled with increased operating costs of $0.2 million, or 1.2%. These factors contributed to a decrease in operating income of $1.2 million, or 14.9%. An increase in interest expense of $0.1 million, coupled with a decrease in other income of $0.7 million, offset by an increase in taxes on income of $0.9 million, resulted in a decrease in income from continuing operations of $1.1 million, or 24.8%. Minority interests decreased by $0.2 million, coupled with an increase in equity in earnings of affiliated companies of $0.1 million. As a result of the foregoing, net income for the third quarter of 1996 was $3.4 million, a decrease of $0.8 million, or 19.1%, from 1995.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the first nine months of 1996, total revenues increased $8.7 million, or 4.3%, over the first nine months of 1995, which was offset by a decrease in gross profit of $1.3 million, or 1.9%, and an increase of operating expenses of $2.2 million, or 4.7%. These factors resulted in a decrease in operating profit of $3.5 million, or 15.5%. The litigation loss of $3.6 million in 1995 was offset by increased interest expense and declined other income of $0.9 million, collectively. These factors were offset by decreased taxes on income of $0.1 million, which resulted in a decrease in income before minority interests and equity in earnings of affiliated companies of $0.7 million, or 6.9%. A decrease in minority interests of $0.7 million was offset by a decrease in equity in earnings of affiliated companies of $0.3 million. As a result of the foregoing, net income for the first nine months of 1996 was $9.5 million, a decrease of $0.3 million from net income of $9.8 million in the first nine months of 1995.

                   PART II - OTHER INFORMATION
                   ---------------------------

Item 1.  Legal Proceedings.
         ------------------

    In previously reported proceedings initiated by the Company in the United States District Court for the Southern District of Texas, Houston Division (the "District Court"), against Cat Contracting, Inc., et al. (Civil Action No. M-90-1690 [the "Texas Proceedings"]), in November 1996 the Court of Appeals for the Federal Circuit affirmed the District Court in declining to declare the Company's serial impregnation patent invalid and found that the jury's rejection of defendants' challenge to the validity of that patent was supported by the evidence. The Court of Appeals further affirmed the District Court in granting defendants' judgment notwithstanding the jury verdict on the issue of literal infringement of the patent, and vacated the District Court's finding of infringement under the doctrine of equivalency, holding that the District Court had used an incorrect claim construction and remanding the case to the District Court for new findings regarding such issue. The Company intends to file a petition seeking a rehearing before the Court of Appeals.

    In October 1996, two of the defendants in the Texas Proceedings filed a separate action in the District Court against the Company and Insituform East, Incorporated (Inliner U.S.A. and Cat Contracting, Inc. v. Insituform Technologies, Inc. and Insituform East, Inc. [Civil Action No. H96-3627]), alleging, among other matters, that the Company had commenced the Texas Proceedings with knowledge that the Company's serial impregnation patent was invalid and gave false testimony in the Texas Proceedings. The suit further alleges that the Company committed various infractions of the antitrust laws, including conduct by the Company constituting unreasonable restraints of trade and monopolization of its market, in violation of Sections 1 and 2 of the Sherman Act, made false or misleading representations in violation of Section 43(a) of the Lanham Act, and engaged in other anti-competitive practices in violation of Texas state law, and seeks compensatory and punitive damages. The Company will take appropriate measures in a timely manner in order to vigorously defend itself in this matter.

    In previously reported proceedings initiated by the Company in the United States District Court for the Central District of California against Spiniello Limited, Inc., et al. (Civil Action No. 95-5484 (GHK)), the court, in August 1996: (i) granted the Company's motion to file a supplemental complaint alleging infringement of an additional Insituform patent and to compel discovery, (ii) denied the Company's motions to hold defendants in contempt of the court's previously issued preliminary injunction,
(iii) denied the Company's motion to enjoin using or disclosing additional trade secrets of the Company, and (iv) established procedures for monitoring compliance with the court's prior preliminary injunction.

                   PART II - OTHER INFORMATION
                   ---------------------------

    In October 1996, Western Slope Utilities, Inc., which utilizes a serial impregnation process licensed from Inliner, U.S.A., one of the defendants in the Texas Proceedings, commenced an action against the Company in the United States District Court for the District of Colorado (Western Slope Utilities, Inc. v. Insituform Technologies, Inc. and Insituform (Netherlands) B.V. [Civil Action No. 96-N-2394]), seeking, among other things, a judgment declaring the Company's serial impregnation patent invalid, unenforceable and not infringed by plaintiff's current activities, and injunctive relief enjoining the Company from charging plaintiff or any of its customers or suppliers with infringing that patent. The Company intends to take appropriate measures in a timely manner in order to vigorously defend itself in this matter.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

    (a) The exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q are listed on the attached Index to Exhibits.

    (b) During the quarter ended September 30, 1996, the Company filed a Current Report on Form 8-K dated July 17, 1996 addressing, under "Item 4. Changes in Registrant's Certifying Accountants" thereunder, the change of independent auditors from BDO Seidman, LLP to Arthur Andersen, LLP. There were no disagreements between the Company and BDO Seidman, LLP during the two most recent fiscal years or any subsequent interim period prior to July 17, 1996 on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior independent auditors, would have caused them to make reference in connection with their report to the subject matter of their disagreement. No financial statements were filed with such Current Report on Form 8-K.

                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      INSITUFORM TECHNOLOGIES, INC.



November 13, 1996        By: s/William A. Martin
                         -----------------------------
                         William A. Martin
                         Senior Vice President and
                         Principal Financial and
                         Accounting Officer

                        INDEX TO EXHIBITS
                        -----------------


27      -     Financial Data Schedule, which is submitted
              electronically to the Securities and Exchange
              Commission for information only and is not filed.