Form 10-K
period 1996-12-31
INSITUFORM TECHNOLOGIES INC
filed 1997-03-28
CIK 353020

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)
[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996

                               OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION
       13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ---------- to ----------

                Commission file number 0-10786

                  INSITUFORM TECHNOLOGIES, INC.
    --------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Delaware                               13-3032158
-------------------------------               ------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

      1770 Kirby Parkway, Suite 300
          Memphis, Tennessee                         38138
----------------------------------------          ------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  901-759-7473
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

                       Yes [ X ]           No [    ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, as of a specified date within 60 days prior to the date of filing.

Aggregate market value as of March 15, 1997.....$116,968,123

          Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

          Class A Common Stock, $.01 par value,
           as of March 15, 1997................. 26,915,752 shares



               DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents, all or portions of which are incorporated by reference herein, and the part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the 1997 Annual Meeting of Stockholders-Part III.

                             PART I
ITEM 1. BUSINESS

GENERAL

     Insituform Technologies, Inc. (the "Company") is a worldwide provider of proprietary trenchless technologies for the rehabilitation and improvement of sewer, water, gas and industrial pipes. The Company's primary technology is the Insituform(R) Process (the "Insituform Process"), a "cured-in-place," non-disruptive pipeline rehabilitation process that, during the Company's most recent fiscal year, contributed approximately 70% of the Company's revenues. The Insituform Process is based on a custom manufactured polyester-fiber tubing, known as the Insitutube(R) (the "Insitutube"), which forms a seamless, jointless and leak resistant "pipe within a pipe." The Company believes the repaired pipe, the Insitupipe(R) (the "Insitupipe"), is stronger and has equal or greater flow capacity than the original pipe.

     The Insituform Process has been used successfully for approximately 26 years in the repair of sewers, tunnels and pipelines throughout the world. The Company believes that the Insituform Process offers many advantages over traditional "dig and replace" methods of pipeline replacement. Such advantages include installation without excavation, design and application versatility, extension of the pipeline's useful life and speed of installation. The Company believes that, under normal conditions, sewer pipe repaired with the Insituform Process will generally have a useful life in excess of 50 years.

     In addition to the Insituform Process, the Company offers certain other products in trenchless applications. The Company's NuPipe(R) Process (the "NuPipe Process"), which utilizes a "fold and formed" technology, is used primarily to repair smaller or less damaged pipe and in situations where polyvinylchloride pipe is preferred. The Company also exercises the exclusive rights in substantially all of North America to the Paltem(R)-HL system and certain other products (the "Ashimori Products"), which are in various stages of development, under a license (the "Ashimori License") from Ashimori Industry Co., Ltd. ("Ashimori"), and to the Thermopipe(TM) System (the "Thermopipe Process"), under a license from Angus Fire Armour Limited ("Angus"). The Company's Tite Liner(R) Process (the "Tite Liner Process") and other abrasion and corrosion protection technologies employ diameter-reduction techniques tailored to meet the pressure pipe rehabilitation needs of oil field, mining and industrial process pipelines. Through its Affholder, Inc. subsidiary, the Company is engaged in trenchless tunnelling used in the installation of new underground services.

     The Company's products are marketed to governmental and industrial customers primarily in North America and Western Europe, and have also been introduced in South America, Eastern Europe, the Middle East, Australia and the Pacific Rim. In the industrial market, the Company focuses its marketing efforts on companies in the pulp and paper, chemical, petrochemical, food and drug, and nuclear power and utility industries.

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

     In October 1995, Insituform Mid-America, Inc. ("IMA") which, together with its subsidiaries, was licensed to provide the Insituform technology in all or a portion of 22 states, was merged with a subsidiary of the Company as a result of which IMA became a wholly-owned subsidiary of the Company (the "IMA Merger"). The IMA Merger and the IGL Acquisition have each been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for the three years ended December 31, 1996 included in response to "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" for the periods prior to the IMA Merger, and (unless the context otherwise requires) all other financial information included herein for such periods and prior periods, include the combined historical results of the Company and, respectively, IMA and IGL. The following acquisitions by the Company, together with those of IMA, during the past six years have been accounted for under the purchase method of accounting, so that the results of the acquired companies are included in the Company's historical results of operations from the consummation of such transactions, respectively:

Date           Company Acquired             Principal Business
----           ----------------             ------------------
November 1995  FormaPipe Division,          cured-in-place pipe-
                Waterflow Services Limited   line rehabilitation,
                                             United Kingdom

April 1995     Enviroq Corporation          Insituform and NuPipe
                (pipeline rehabilitation     licensee, southeast
                business, including          U.S. territories
                Insituform Southeast, Inc.)

February 1995  Insituform France S.A.(1)    Insituform licensee,
                                             France

October 1994   Gelco Services, Inc. and     Insituform and NuPipe
                affiliated entities          licensee, Pacific
                                             Northwest territories

July 1993      Insituform Midwest, Inc.     Insituform and NuPipe
                                             licensee, midwestern
                                             territories

July 1993      Naylor Industries, Inc.      Insituform and NuPipe
                (parent of Insituform        licensee, Gulf coast
                Gulf South, Inc.)            territories

December 1992  H.T. Schneider, Inc.         Insituform and NuPipe
                (parent of Insituform of     licensee, New England
                New England, Inc.)

December 1992  Insituform Technologies      Insituform and NuPipe
                Limited(2) (formerly,        licensee, Canada(3)
                Insituform Canada Limited)

November 1992  Pipeline Rehabilitation      Paltem licensee
                Systems, Inc.

October 1991   United Pipeline Systems,     Tite Liner installer,
                Inc. (including stock        Canada
                of United Corrosion Cor-
                poration, its parent)

April 1991     Insituform Southwest(4)      Insituform and NuPipe
                                             licensee, south-
                                             western U.S.
                                             territories

March 1991     United Pipeline Systems      Tite Liner installer,
                USA, Inc.                    U.S.
___________________

(1) two-thirds of stock acquired
(2) remaining 49% minority interest acquired
(3) effective October 1995, Insituform Canada Limited divested its open-cut sewer and water pipeline construction and rehabilitation operations
(4) remaining two-thirds interest acquired


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

TECHNOLOGIES

     Pipeline System Rehabilitation

     The Insituform Process. The Insituform Process for the rehabilitation of sewers, pipelines and other conduits utilizes a tubing made of a synthetic fiber felt, the Insitutube, which is constructed with a strong, smooth, watertight plastic coating on the outside. The Insitutube is custom manufactured to the diameter, length and other characteristics of the pipe, sewer or conduit to be repaired.

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

     The NuPipe Process. The NuPipe Process entails the manufacture for the Company of a folded replacement pipe from a thermoplastic material which is stored on a reel in a reduced shape. The pipe is heated at the installation site in order to make it flexible enough to be inserted into an existing conduit, pulled into place and then sequentially expanded to match the existing conduit by internal heat and pressure and progressive rounding, creating a tight fit against the conduit being repaired. In this position, the now expanded NuPipe is subjected to internal pressure, and cooled to create a new pipe for permanent installation, with lateral connections then cut from within.

     The NuPipe Process requires little or no excavation for installation. In addition, the NuPipe Process does not materially reduce the diameter of the existing pipe and minimizes the annular space between the new rounded pipe and the original pipe. Because the pipe is tight-fitting and jointless, flow capacity in most cases is at least equal to that of the existing pipe, or is improved. The NuPipe Process involves manufacture of pipe in continuous lengths of standard pipe diameters, rather than custom manufacture for specific applications, as is the case with the Insituform Process, making it suited for small-diameter pipes.

     Ashimori Products. The Paltem-HL system is a process for rehabilitating pressure pipes, which the Company has the exclusive license from Ashimori to offer in substantially all of North America. The system utilizes a woven polyester hose with an elastomer coating called a PAL-Liner(TM), which is custom-manufactured to the dimensions of the pipe to be rehabilitated. Prior to installation, the PAL-Liner hose is coated with epoxy resin. Compressed air or other suitable means is then used to invert and propel the PAL-Liner through the pipe from an access pit. After the PAL-Liner reaches a receiving pit, the resin hardens and the PAL-Liner forms a smooth, pressure resistant lining on the inside surface of the pipe.

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

     The Thermopipe Process. The Thermopipe Process is a trenchless process which the Company intends to introduce for rehabilitating potable water and other aqueous fluid pipes. During the third quarter of 1996, the Company acquired an exclusive license from Angus to offer the Thermopipe Process in the United States and Canada, and non-exclusive rights to offer the Thermopipe Process in certain other countries (see "Patents and Licenses" below). The process utilizes a thin-walled polyethylene liner reinforced with a woven textile fiber, which is manufactured in diameters that conform to the inside diameters of commonly used water pipes, currently up to six inches in size. As a result of its high long-term, independent internal pressure rating, the Thermopipe liner is suited for the structural rehabilitation of distribution mains made from most common materials. The factory-folded pipe is stored on reels and, after insertion into the host pipe, re-rounded by use of steam and air pressure to conform to the inside of the pipe. End seals are then installed before the pipe is placed back into service.

     Corrosion and Abrasion Protection

     The Company's Tite Liner Process is a method of lining pipelines with a corrosion and abrasion resistant pipe in order to extend system life. Oil field, natural gas distribution lines and certain industrial process systems typically utilize steel pipe, which is subjected to highly corrosive fluids and gases, while slurry lines used in mining operations are subjected to highly abrasive flows. The Tite Liner Process utilizes a polyethylene liner which is diameter-reduced in a roller box and then pulled through a steel pipe. When the pulling tension is released, the liner expands to create, after a period of "relaxation", a tight fit against the host pipe's inner wall. After installation, the ends of the polyethylene pipe are finished by formation of a flange.

     Tunnelling

     Tunnelling is a trenchless, subterranean construction process that generally is utilized for the construction of pipeline systems. In the Company's tunnelling operations, the crew first digs a work shaft and then constructs the tunnel, installs pipe in the new tunnel and fills the annular space around the newly-constructed pipeline with grout. The Company utilizes seven tunnelling machines to construct two to fourteen-foot diameter tunnels into which pipes are inserted. Four of the Company's large diameter tunnelling machines are state-of-the-art, earth-pressure-balanced tunnelling machines, designed to reduce costs and risks of subsidence, and improve competitiveness, by virtue of the ability to tunnel without de-watering the surrounding soils, and two other machines operated by the Company are capable of mining in hard rock.

DIRECT INSTALLATION AND OTHER CONSTRUCTION ACTIVITIES

     The Company's direct installation operations utilizing the Insituform Process and its other construction activities accounted for approximately 93% of the Company's consolidated revenues in 1996. Such operations are conducted in North America principally through subsidiaries which hold the Insituform Process and NuPipe Process licenses for 41 of the 50 states (and a portion of another state), in addition to Puerto Rico and the U.S. Virgin Islands, and all of Canada, and the rights in substantially all of North America to the Paltem system and certain other products under a license from Ashimori and to the Thermopipe Process under a license from Angus. Outside of North America, the Company conducts Insituform Process or NuPipe Process direct installation operations through its subsidiaries in the United Kingdom and France.

     The worldwide rights to the Tite Liner Process are applied by United Pipeline Systems USA, Inc. and, through its United Pipeline division, Insituform Technologies Limited ("Insituform Canada"), both subsidiaries of the Company. During 1994, Tite Liner operations commenced in Chile through a newly-organized subsidiary, United Sistema de Tuberias Ltda. ("United Chile"), and during 1996, through newly organized subsidiaries in Argentina and Mexico. Following consummation of the IMA Merger, and in view of the start-up nature of operations conducted by the Company under the UltraPipe(R) name, the Company has consolidated such operations with IMA's larger corrosion and abrasion protection activities.

     Direct trenchless installation operations are organized into field installation and construction crews. Each Insituform and NuPipe field unit is typically composed of crews responsible for cleaning and preparation, installation, and video/cutter operations, and is equipped with a high-pressure- water cleaning truck, a television van with cutting apparatus, other support trucks and vans, pumping and safety equipment and, in the case of Insituform operations, a boiler truck and a refrigeration truck, and, in the case of NuPipe operations, a spool trailer and power unit. Each Paltem crew is typically equipped with a turning truck, resin mixers, pulling machine and other supporting trucks and equipment. Installation crews engaged in the Company's corrosion and abrasion protection work are typically equipped with a wire line unit, roller boxes, fusion machines, a spool trailer, pickup trucks and other supporting trucks and equipment. The Company is formulating its plan to introduce the Thermopipe Process since its acquisition of the rights to use such process during the third quarter of 1996.

     The Company's Affholder, Inc. subsidiary offers a broad range of traditional pipe rehabilitation and construction services, including tunnelling, point repairs, shaft work and pipe cleaning. Effective in 1995, Insituform Canada sold the assets utilized in its multi-service, open-cut sewer and water pipeline construction and rehabilitation operations to certain members of its management, after transferring its micro-tunnelling equipment to Affholder, Inc.

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

     Proper trenchless installation requires certain expertise that is acquired on the job and through training, and, if an installation is improperly performed, the Company may be required to repair the defect, which may involve excavation. The Company, accordingly, has incurred significant costs in establishing new field installation crews, in training new operations personnel and in equipping its direct installation staff. The Company generally invoices installation revenues on a percentage-of-completion basis. Under ordinary circumstances, collection from governmental agencies in the United States is made within 60 to 90 days of billing.

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

     The Company's principal direct installation and other construction activities are conducted by direct or indirect wholly-owned subsidiaries, except for the following subsidiaries that are less than wholly-owned:

     Subsidiary         Processes    Territory     Interest
     ----------         ---------    ---------     --------
     United Sistema de  Tite Liner   Chile(1)      60% of
      Tuberias Ltda.                                stock(2)

     United Pipeline    Tite Liner   Mexico(1)     55% of
      de Mexico, S.A.                              stock(3)

     Insituform France  Insituform   France        66-2/3% of
      S.A.                                          stock(4)

     Midsouth Partners  Insituform   Tennessee,    57-1/2%
                        NuPipe        portions of   general
                                      Kentucky and  partnership
                                      Mississippi   interest(5)
_______________________

(1)  Jurisdiction of incorporation.


(2)  The remaining interest is held by Inversiones Bellavista S.A. ("IBS"). The
     Company's arrangements provide for IBS' option to purchase an additional
     10% of the equity of United Chile upon terms to be defined.

(3)  The remaining interest is held by a subsidiary of Produtos y Servicios
     Miller de Mexico, S.A.

(4)  The remaining interest is held by a subsidiary of Lyonnaise des Eaux S.A.

(5)  The Company holds a 15% partnership interest through Insituform Southwest,
     Inc. ("ISW"), a wholly-owned subsidiary, and, as a result of the IMA
     Merger, an additional 42.5% interest through a wholly-owned subsidiary of Insituform Southeast, Inc. ("Insituform Southeast"). The remaining interest is held by a subsidiary of Insituform East, Incorporated
     ("Insituform East"), an independent licensee.

      Partnership interests in Midsouth Partners may not be transferred nor may there be a change in control of any partner, without the approval of all partners. The management and conduct of the business of Midsouth Partners is vested in a management committee comprised of seven members. In June 1996, the arbitration panel in proceedings initiated by the Insituform East subsidiary holding a Midsouth Partners partnership interest determined the Insituform Southeast subsidiary holding such interest, but not ISW, was in default of its obligations under the Midsouth Partners partnership agreement and that as a consequence thereof, the Insituform East subsidiary had the right to appoint a representative to the management committee, in place of one of the three representatives appointed by the Insituform Southeast subsidiary and in addition to the three members previously appointed by the Insituform East subsidiary and the one member appointed by ISW.

MANUFACTURING AND PRODUCT SALES

     The Company's manufacturing and product sales operations accounted for approximately 6% of the Company's consolidated revenues in 1996. Product sales to licensees acquired by the Company are, under the purchase method of accounting, eliminated from the Company's consolidated revenues subsequent to the respective acquisitions of such licensees by the Company. In addition, as a result of accounting for the IMA Merger as a pooling-of-interests, product sales to IMA are eliminated for all periods including those prior to such transaction.

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

     In Europe, Insituform Linings Plc ("Linings"), a joint venture between the Company and five licensees, manufactures and sells Insitutube linings. The Company owns 51% of the equity of Linings. In 1992, the Company inaugurated its Insitutube manufacturing facility in Matsubuse, Japan.

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

     While raw materials used in the Company's Insituform products are typically available from multiple sources, the Company's historical practice has been to purchase the Insitutube materials from a limited number of suppliers. The Company maintains its own felt manufacturing facility contiguous to its Insitutube manufacturing facility in Batesville, Mississippi. The Company believes that resins are readily available from a number of major corporations. The Company believes that the sources of supply in connection with its Insituform operations are adequate for its needs and that currently it is not substantially dependent upon any one supplier.

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

     The Company has entered into a supply agreement with an unaffiliated party, under which the Company will purchase pipe to satisfy no less than 90% of specified formulations of its licensees' NuPipe requirements through the end of 1998, subject to automatic renewal unless one party terminates upon at least twelve months' prior notice and to minimum purchases by the Company. The Company believes that alternative sources of supply for its pipe requirements in connection with the NuPipe Process are available. If the Company were unable to obtain its NuPipe requirements under its existing third party arrangements, the Company might be adversely affected until arrangements with alternative sources are formulated.

     The Company will continue to purchase the PAL-Liner it uses from Ashimori. Pursuant to its license to the Thermopipe Process, the Company will purchase the Thermopipe product and associated components from Angus.

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

     During 1996 the Company entered into one new Insituform license agreement covering an additional territory and, at present, the Insituform Process is commercialized under license by an aggregate of 34 unaffiliated licensees and sublicensees. From time to time, in those territories which do not justify the granting of a license, the Company also appoints agents which promote the Insituform Process and secure contracts to be performed by the Company or its licensees. During the year ended December 31, 1996, license fees and royalty income from the Company's Insituform licensees represented approximately $5.4 million, or approximately 2% of consolidated revenues. Royalties from licensees acquired by the Company are eliminated from the Company's consolidated revenues subsequent to the respective acquisitions of such licensees by the Company. In addition, as a result of accounting for the IMA Merger as a pooling-of-interests, royalties from IMA are eliminated for all periods including those prior to such transaction.

     Effective in December 1990, NuPipe, Inc., a wholly-owned subsidiary of the Company, entered into licenses granting the exclusive right to commercialize the NuPipe Process in assigned territories covering the United States. NuPipe International, Inc., a wholly-owned subsidiary of NuPipe, Inc., has entered into a number of licensing arrangements outside of the United States. During the year ended December 31, 1996, the Company recognized royalty income from its NuPipe licensees in an amount less than 1% of consolidated revenues.

     Pursuant to the Ashimori License, the Company is obligated to enter into a license granting to Ashimori the exclusive right to use the Tite Liner Process in Japan, in exchange for royalties of 7% on installations. During 1996, the Company also granted an exclusive license to use the Tite Liner Process for specified uses in much of the Middle East, in exchange for royalty payments calculated on the basis of the licensee's gross sales (subject to minimum payments). As a result of the Company's acquisition during 1994 of certain territories initially reserved by the seller of the UltraPipe technologies, the Company assumed the seller's obligations under the grant of an exclusive license of such technologies for much of the Middle East.

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

     In the event any domestic Insituform licensee has, for any year, produced to the Company an acceptable plan for marketing and sales penetration, minimum royalties otherwise established for such year will not apply, subject to achievement of performance objectives established with respect to utilization of the Company's trenchless rehabilitation processes. In addition, the Company is obligated to pay to Insituform East one-half of one percent of the gross contract value of certain contracts using the Insituform Process entered into by licensees introduced to the Company by Insituform East's predecessor-in-interest, SAW Associates.

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

     Should a licensee fail to meet its royalty obligations or other material obligations, the Company may terminate the license. Many licensees (including the domestic licensees), upon prior notice to the Company, may also terminate the license for any reason. The Company may vary the agreement used with new licensees according to prevailing conditions.

     NuPipe Process License Agreements

     In consideration for its NuPipe license, each domestic NuPipe licensee (including its unaffiliated licensees, which hold the rights to use the NuPipe Process in eight states and a portion of another state) paid an initial license fee of $60,000 and agreed thereafter to pay a royalty of 6.75% of the gross contract price (including sales) of all contracts to the extent covering installations performed utilizing the NuPipe Process. "Gross contract price" is defined to include preparatory and finishing work and does not exclude certain allowances as does the comparable calculation utilized by the Company for domestic Insituform royalties. If the licensee commercializes the NuPipe Process outside of its assigned territory, it will be obligated to pay to the Company, for repayment in turn to the licensee assigned such territory, 10.125% of the gross contract price of such installations. In connection with its introduction in 1995 of a second fold and formed product, the Company has offered domestic licensees the right to elect to modify royalty calculations so as to be based upon linear feet of pipe delivered, but has not completed such arrangements with its unaffiliated licensees.

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

     The Company has entered into licensing arrangements covering Sweden, Switzerland and Germany, and also, through subsidiaries, introduced the NuPipe Process in the United Kingdom, France and Canada. In consideration for its NuPipe license, each unaffiliated foreign NuPipe licensee has paid an initial license fee, and each foreign licensee remains obligated to pay a royalty of 8% of its net invoices in connection with the operation of the NuPipe Process in its exclusive territory, subject to minimum royalty payments, throughout the life of the 20-year agreements or pay a royalty on product ordered. Under the agreements, the licensees have committed to use their best efforts to promote the operation of the NuPipe Process in their respective territories, but may, upon six months prior notice, terminate the license. The licensor may also terminate the license in the event the licensee fails to make payments when due or fails to meet its other material obligations. Foreign licensees have granted to the licensor a non-exclusive, royalty free license, without limit of time, covering all improvements to the NuPipe Process that the licensees may develop or acquire.

INVESTMENTS IN LICENSEES

     The Company makes investments in its licensees, and enters into joint ventures, from time to time to encourage additional royalties and sales of its products and further enable the Company to influence and participate in the exploitation of its trenchless rehabilitation processes. During the three years ended December 31, 1996, the Company did not record earnings from any such investment that were material to the Company's results of operations. See Note 6 of the Notes to the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

     The Company, through its subsidiary, Insituform Holdings (UK) Limited ("Holdings"), holds one-half of the equity interest in Insituform Rohrsanierungstechniken GmbH ("Insituform Germany"), the Company's licensee of the Insituform and NuPipe Processes in Germany. Under the joint venture arrangements, the managing director of Insituform Germany is appointed by the agreement of the parties, and the joint venture partners have rights-- of-first-refusal in the event any party determines to divest its interest.

     The Company holds additional investments in licensees as follows:

Licensee               Processes    Territory           Interest
--------               ---------    ---------           --------
N.V. K-Insituform S.A. Insituform   Belgium,            50% joint venture
                                    Luxembourg          interest(1)

Ka-Te Insituform A.G.  Insituform   Switzerland,        50% joint venture
                                    Liechtenstein and   interest(2)
                                    Voralberg, Austria
_____________________
(1) The remaining interest is held by N.V. Kumpen.
(2) The remaining interest is held by Ka-Te Holding A.G.

    The interests in the Company's Belgian joint venture and its Swiss joint venture, both formed in 1993, are subject to its partners' right-of-first-refusal. The Company's joint venture in Belgium is managed by four directors, two named by the Company, who are responsible for technical and financial matters, and two named by N.V. Kumpen, who are responsible for marketing, sales and general management. The Company's Swiss joint venture is managed by three directors, with unanimity required of the directors, or of the shareholders, to take certain actions. Of the directors of the Swiss joint venture, one is named by Ka-Te Holding A.G., who is responsible for marketing, sales and general management, one is named by the Company, who is responsible for technical and financial matters, and a third is named by the Company with the approval of its partner, which may not unreasonably be withheld.

    Until March 1995, the Company was also a party to a joint venture, called Enhansco, which develops, blends and sells resins used in connection with the Insituform Process. At such date, the Company's joint venture partner purchased the Company's one-half interest in the joint venture for the sum of $400,000, one-half of which was paid within 30 days of closing and the remainder of which is due on December 31, 1997. The Company has agreed that it will not compete in certain respects with the continuing resin business of the joint venture for a period of three years after such buy-out.

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

    The Company has the right to market the Paltem-HL hoselining system in substantially all of North America to natural gas distribution companies, in order to renew both mains and services connections which are suffering from the effects of corrosion or similar deterioration. The Company currently utilizes its own sales representatives who work with gas companies in selected areas to educate them about the advantage of using the Company's trenchless technologies.

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

    No customer accounted for more than ten percent of the Company's consolidated revenues during the years ended December 31, 1996, 1995 and 1994, respectively.

BACKLOG

    Orders for Insitutubes are generally shipped within one to two weeks after receipt, and, accordingly, no substantial backlog of orders for this product normally exists.

    At December 31, 1996 and 1995, respectively, the Company recorded backlog from construction operations (including projects where the Company has been advised that it is the low bidder) in the amounts of approximately $177.3 million and $134.1 million, respectively. Of such amounts, approximately $9.7 million and $25.6 million, respectively, represent projects where the Company was the low bidder. Backlog at December 31, 1996 and December 31, 1995 included approximately $28.6 million and $11.1 million, respectively, attributable to the Company's corrosion and abrasion protection operations (primarily involving the application of the Tite Liner Process) and approximately $39.7 million and $16.2 million, respectively, attributable to tunnelling operations. The Company anticipates that substantially all construction backlog recorded at December 31, 1996 will be completed in 1997, except for amounts aggregating approximately $25.6 million, which the Company anticipates will be completed the following year.

SEASONALITY

    Although severe cold weather affects the Company's operations in Canada in the months of December, January, February and March (where, over the past three years, the volume of work performed in the first calendar quarter has averaged 8% of the total year's work), the volume of work reported on a consolidated basis by the Company's licensees (including affiliated licensees) in the first calendar quarter of the year has averaged, for the past five years, approximately 24% of the work they reported over the full year.

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

    In addition, the Company faces competition from other trenchless processes throughout the world. In the United States, the Company faces competition from several cured-in-place processes and, outside of the United States, from additional cured-in-place processes currently in regional use. The Company also faces competition from several fold and formed thermoplastic processes. Several companies offer in-place polyethylene lining systems which compete with the Company's abrasion and corrosion protection technologies. The Company's trenchless processes may also encounter competition from alternative trenchless approaches such as pipe bursting and other methods.

    The Company's tunnelling operation competes with utility contracting firms throughout North America.

PATENTS AND LICENSES

    The Insituform Process was developed in the United Kingdom in 1971. The Company's commercialization of the Insituform Process has been protected by patents which cover certain aspects of the Insituform Process including the Insitutube construction, the resin saturation process and the process of reconstructing the pipeline. Pursuant to provisions recently adopted under the General Agreement on Tariffs and Trade, patents in force on June 8, 1995 will be entitled to a patent term of the longer of 17 years from issuance or 20 years from the earliest filing date of the patent. The Company currently holds 59 patents in the United States relating to the Insituform Process, the last to expire of which will remain in effect until 2014, and has obtained patent protection in its principal overseas markets covering aspects of the Insituform Process.

    Two of the significant patents relating to the Insituform Process, covering, respectively, the curing of a resin-impregnated tube and material aspects of the inversion process, have expired where previously in effect. The following patents of the Company relate to the Insituform Process, collectively constituting an integrated product and service:

                  Expiry            Expiry            Expiry           Expiry
  Patent  U.S.     Date   Canada     Date    Japan     Date    U.K.     Date
  ------  ----    ------- ------    ------   -----    ------   ----   -------
   (a)  4366012  02/05/01    --       --       --       --      --      --
   (b)  4434115  02/11/02    --       --       --       --    2096265  02/18/01
   (c)  4446181  05/01/01  1134290 10/26/99  1202781 07/18/98 2031107  09/20/99
   (d)  4581247  01/05/04  1254852 05/30/06    --       --       --       --
   (e)  4776370  10/11/05    --       --       --       --       --       --
   (f)  5044405  08/21/09    --       --       --       --       --       --
   (g)  5108533  10/10/09    --       --       --       --       --       --
   (h)  5154936  10/05/10    *        *        *        *     0504343  09/19/11
   (i)  5167901  10/05/10    --       --       --       --       --       --
   (j)  5384086  01/24/12    *        *        *        *     0511260  01/16/11
   (k)  5407630  04/18/12    *        *        *        *     0464121  03/19/10
   (l)  5510078  04/23/13    *        *        --       --       *        *
_____________
   (a) method of serial vacuum impregnation of a resin into an Insitutube.
   (b) method for remote lining of side connections.
   (c) manufacture of tubular laminates.
   (d) method for lining pipes incorporating the curing of a resin-impregnated liner using a light source.
   (e) apparatus for securing cable to a tubular pipe liner.
   (f) method of installing a lateral lining from the main line by use of a carrier tube.
   (g) method of installing a lateral lining from the lateral clean-out to the main.
   (h) apparatus for everting an Insitutube.
   (i) method of everting an Insitutube.
   (j) method of lining pipelines by inverting a tube against a moveable backstop.
   (k) method of lining pipelines using a sealed inversion process.
   (l) method of inverting a tube with the use of a rolling ring.
    * application pending
/TABLE

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

    In September 1989, the United States Patent and Trademark Office issued the Company's initial patent covering the NuPipe Process, which was followed by nine additional patent grants. Patents covering the NuPipe Process or the materials used in connection with the NuPipe Process have also been issued in 20 other countries. The Company intends aggressively to pursue the remaining U.S. and foreign patent applications related to the NuPipe Process, but there can be no assurance that any of the remaining patents will be issued as a result of such applications, or that any patent granted will be sufficient to afford protection against another company utilizing a process similar to the NuPipe Process.

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

    Under its license from Angus (the "Angus License"), the Company holds exclusive rights to use the patents, trademarks and know-how related to the Thermopipe Process for the United States and Canada, and non-exclusive rights in Mexico, France, Benelux, Spain and Italy. Angus has the option under the license to convert the exclusive rights to non-exclusive rights if the Company does not meet certain minimum purchases of Thermopipe liner. The Angus License extends for an initial term of five years and is renewable by the Company for an additional five year term, subject to termination in the event of specified defaults. In connection with the Thermopipe license, Angus was paid an initial license fee of $60,000, with two additional payments of $20,000 each due after the end of the first and second years of the license. No further royalties are due under the license. Under the Angus License, any improvements made by the Company which relate exclusively to the Thermopipe Process, and which are not derivative of the Company's installation technology relating to other products, are licensed on a royalty-free basis to Angus.

PRODUCT DEVELOPMENT

    The Company, by utilizing its own laboratories and test facilities and outside consulting organizations and academic institutions, continues to develop improvements to its proprietary processes, including the materials used and the methods of manufacturing and installing pipe. During the years ended December 31, 1996, 1995 and 1994, the Company spent approximately $7.7 million, $7.6 million and $6.2 million, respectively, on all strategic marketing and product development activities.

EMPLOYEES

    As of December 31, 1996, the Company employed 1,497 individuals, including nine officers, 136 technical specialists and managers, 134 manufacturing staff, 908 direct installation staff, 225 administrative personnel and 94 marketing personnel. Certain of the Company's contracting operations are parties to collective bargaining agreements covering an aggregate of 262 employees. None of the Company's other employees is represented by a labor union, although the Company's United Kingdom operation belongs to a trade association that prescribes minimum terms of employment for members. The Company generally considers its relations with its employees to be good.

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

    The use of both thermoplastics and thermosetting resin materials in contact with drinking water is strictly regulated in most countries. In the United States, a consortium led by NSF International ("NSF"), under arrangements with the United States Environmental Protection Agency (the "EPA"), establishes minimum requirements for the control of potential human health effects from substances added indirectly to water via contact with treatment, storage, transmission and distribution system components, by defining the maximum permissible concentration of materials which may be leached from such components into drinking water, and methods for testing them. In February 1996, the Paltem-HL and Frepp processes were certified by the NSF for use in drinking water systems. The Thermopipe product also has NSF approval. The NSF assumes no liability for use of any products, and the NSF's arrangements with the EPA do not constitute the EPA's endorsement of the NSF, the NSF's policies or its standards. The Company does not currently have an NSF certified Insituform product, but intends to submit an improved product for NSF certification.

EXECUTIVE OFFICERS

    The executive officers of the Company, and their respective ages and positions with the Company, are as follows:

                         Age at          Position with
     Name            March 15, 1997       the Company
     ----            --------------      --------------
Jerome Kalishman          69             Chairman of the Board

Anthony W. Hooper         49             President and Chief
                                          Executive Officer

Robert W. Affholder       61             Senior Executive Vice
                                          President

William A. Martin         55             Senior Vice
                                          President-Chief
                                          Financial Officer

Dale T. Harden            56             Senior Vice President-
                                          Chief Operating Officer
                                          of North American Con-
                                          tracting Operations

Raymond P. Toth           49             Vice President-
                                          Human Resources

Joseph F. Olson           52             Vice President-Controller
                                          of North American Con-
                                          tracting Operations

F. Thomas Driver          59             Vice President-Technical
                                          Sales

Robert L. Kelley          51             Vice President-General
                                          Counsel

    Jerome Kalishman has been Chairman of the Board of the Company since November 1996, having served as Vice Chairman of the Board of the Company from October 1995 until November 1996. Prior to the IMA Merger and since prior to 1991, Mr. Kalishman was Chairman of the Board and Chief Executive Officer of IMA.

    Anthony W. Hooper has been President of the Company since November 1996. Mr. Hooper was previously, since August 1994, Senior Vice President-Marketing and Technology of the Company, having served as Senior Vice President-Marketing of the Company from November 1993 to that date. From 1992 until joining the Company,

Mr. Hooper was President of Huyck Formex/Weavexx Corporation, a North Carolina industrial textile and process equipment manufacturer and subsidiary of BTR, Inc. From prior to 1990 to 1991, Mr. Hooper was employed by Sprout Bauer, Inc., an industrial machinery and systems manufacturer owned by Combustion Engineering, Inc., where he was Vice President-Marketing before becoming President of the Pulp and Paper Division.

    Robert W. Affholder has been Senior Executive Vice President of the Company since August 1996. Mr. Affholder was previously, since October 1995, Senior Vice President-Chief Operating Officer of North American Contracting Operations of the Company. Mr. Affholder was President of IMA from 1994 to October 1995 and from prior to 1991 to 1993, and was Vice Chairman of IMA from 1993 to 1995.

    William A. Martin has been Chief Financial Officer of the
Company since 1988, a Vice President from 1989 to January 1993 and a Senior Vice President since January 1993.

    Dale T. Harden joined the Company as Senior Vice President in June 1996 and became its Chief Operating Officer-North American Contracting Operations in August 1996. From prior to 1991 until joining the Company, Mr. Harden was employed by the General Electric Company, serving most recently as General Manager of its Power Generation and Apparatus Service Department.

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

    Robert L. Kelley has been Vice President of the Company since
June 1996, having joined the Company as General Counsel in the prior month. Mr. Kelley was Assistant General Counsel of Monsanto
Company from prior to 1991 until joining the Company.

ITEM 2. PROPERTIES

    The Company's executive offices are located in Memphis, Tennessee, at 1770 Kirby Parkway. The Company's lease of such premises with an unaffiliated party covers 17,885 square feet of office space, at an annual rental of $254,868, plus taxes and operating expenses in excess of a base amount, and expires in 2000.

    The Company's North American contracting operations are based in Chesterfield, Missouri, where the Company owns 46,000 square feet of space on 10.5 acres, 19,400 square feet of which is utilized as office space and the remaining 27,000 square feet of which is used for operations.

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

    The Company maintains 87,000 square feet of space on 20 acres of land in Batesville, Mississippi, 27,000 square feet of which is utilized as an Insitutube fabrication facility, 27,000 square feet as a contiguous felt manufacturing facility, 27,000 square feet as warehousing space, and 6,000 square feet as office space. The costs relating to the acquisition, construction and equipping of the Batesville facilities, in the aggregate amount of $5.5 million, were financed from the proceeds of the sale of an industrial development bond, which was prepaid in February 1997, and was secured by the issuer's title to the property, which is leased to the Company under arrangements that provide for the Company's purchase option at (subsequent to such prepayment) nominal value.

    In January 1995 the Company sold to Linings (a 51%-owned subsidiary), for a sale price of Pound Sterling 750,000, the land and building previously leased to Linings and comprising its Insitutube manufacturing facility located on 1.3 acres and comprising 25,100 square feet of space in Wellingborough, England. The Company leases additional Insitutube manufacturing space in Matsubuse, Japan.

    In support of its direct installation operations, the Company owns facilities in Ossett, England (36,250 square feet), Lemont, Illinois (24,378 square feet), Owosso, Michigan (21,500 square feet), Littleton, Colorado (8,000 square feet), Durango, Colorado (10,000 square feet), Grand Prairie, Texas (9,000 square feet), Lakeland, Florida (15,000 square feet) and Jacksonville, Florida (25,000 square feet). The Ossett and Jacksonville properties are subject to mortgages. The Company manages installation operations from leased sites in the United States in Houston, Indianapolis, Santa Fe Springs, Sacramento and Charlton, Massachusetts, Kent, Washington, Kailua, Hawaii, Hammond, Louisiana, Opaloca, Florida, Atlanta, Georgia, and Salem, Oregon; and in Canada in Edmonton,

Alberta, Surrey, British Columbia, Pickering, Ontario and
Vaudreuil, Quebec. The Company's contracting subsidiaries maintain additional sales and administrative offices in the event required by operations.

    The foregoing facilities are regarded by management as adequate for the current and anticipated future requirements of the Company's business. Upon payment by the Company in the last quarter of 1996 in the amount of approximately $1.26 million, the Company terminated its lease, entered into by IGL prior to the IGL
Acquisition, of premises located in Langley, Berkshire, England, which entailed an initial rent of Pound Sterling 245,960 per annum, subject to adjustment every five years through 2015 based upon the open market rent applicable at that time. The Company may seek to negotiate termination of leases on certain additional properties in the United Kingdom, and, in order to rationalize the Company's operations combined as a result of the IMA Merger, to relocate certain other operations.


ITEM 3. LEGAL PROCEEDINGS

    The Company has initiated proceedings which are pending in the United States District Court for the Southern District of Texas, Houston Division (the "Texas Proceedings") against Cat Contracting, Inc. et al. (Civil Action No. H-90-1690), alleging infringement of certain of the Insituform patents in connection with conduit relining work performed in Houston by licensees of Kanal Sanierung Hans Muller GmbH & Co. In such proceeding, defendants asserted counterclaims alleging both that suit was brought in bad faith, and certain antitrust violations, and further alleging that the Company engaged in unfair competition.

    In June 1991, the jury in the Texas Proceedings rendered its verdict finding that the competitors named as defendants had infringed the Insituform patents at issue and that such patents were not invalid. In the continuing proceedings, the court, in August 1991, declined to declare such patents invalid, as was requested by defendants, and did not disturb the jury's verdict finding that the plaintiffs were not liable on the defendant's counterclaims alleging that the suit had been brought in bad faith and that plaintiffs had engaged in unfair competition. The court, however, granted the defendants a new trial on the matter of whether they had infringed certain Insituform patents, under the doctrine of equivalents, setting aside that portion of the jury's verdict, and granting defendants judgment notwithstanding the jury verdict on the issue of literal infringement of that patent.

    In October 1995, the court in the Texas Proceedings ruled that the defendants' serial impregnation processes infringed the Company's patent and issued a permanent injunction against defendants' use of the processes covered by such patent and ordered a trial on the issue of damages, the amount of which remains to be determined. Defendants filed a notice of appeal to the United States Court of Appeals for the Federal Circuit, and the Company filed a notice of cross-appeal from the 1991 judgment. Furthermore, in February 1996 defendants filed a motion with the Texas district court for a partial new trial alleging that the Company gave knowingly false testimony at the 1991 trial and seeking dismissal of the action and monetary sanctions, which the Company has opposed. The District Court has denied defendants' motion for a partial new trial, and defendants have filed a notice of appeal from that ruling with the United States Court of Appeals for the Federal Circuit which is set for argument in April 1997.

    In November 1996, the Court of Appeals for the Federal Circuit affirmed the District Court in declining to declare the Company's serial impregnation patent invalid and found that the jury's rejection of defendants' challenge to the validity of that patent was supported by the evidence. The Court of Appeals further affirmed the District Court in granting defendants' judgment notwithstanding the jury verdict on the issue of literal infringement of the patent, and vacated the District Court's finding of infringement under the doctrine of equivalency, holding that the District Court had used an incorrect claim construction and remanding the case to the District Court for new findings regarding such issue. In December 1996, the District Court issued its new findings under the guidelines suggested by the Court of Appeals, and again found that both of the processes employed by defendants infringed the Company's serial vacuum impregnation patent. The damages portion of the Texas Proceedings are continuing, with trial currently scheduled for mid-1997. In March 1997, defendants filed a petition for a writ of certiorari in the U.S. Supreme Court with respect to the November 1996 ruling, which the Company is opposing.

    In October 1996, two of the defendants in the Texas Proceedings filed a separate action (the "Additional Texas Proceedings") in the District Court against the Company and Insituform East, Incorporated (Inliner U.S.A. and Cat Contracting, Inc. v. Insituform Technologies, Inc. and Insituform East, Inc. [Civil Action No. H96-3627]) alleging, among other matters, that the Company had commenced the Texas Proceedings with knowledge that the Company's serial impregnation patent was invalid and gave false testimony in the Texas Proceedings. The suit further alleges that the Company committed various infractions of the antitrust laws, including conduct by the Company constituting unreasonable restraints of trade and monopolization of its market, in violation of Sections 1 and 2 of the Sherman Act, made false or misleading representations in violation of Sections 1 and 2 of the Sherman Act, made false or misleading representations in violation of
Section 43(a) of the Lanham Act, and engaged in other anti-competitive practices in violation of Texas state law, and seeks compensatory and punitive damages. The Company has denied the allegations and raised affirmative defenses, including collateral estoppel, the Noerr-Pennington doctrine, and statute of limitations, and filed a motion to dismiss regarding certain of the antitrust claims which plaintiffs are opposing. No discovery has been conducted in the case. A scheduling order has been entered with trial currently set for November 1998.

    In October 1996, Western Slope Utilities, Inc., which utilizes a serial impregnation process licensed from Inliner, U.S.A., one of the defendants in the Texas Proceedings, commenced an action against the Company in the United States District Court for the District of Colorado (Western Slope Utilities, Inc. v. Insituform Technologies, Inc. and Insituform Netherlands) B.V. [Civil Action No. 96-N-2394]), seeking, among other things, a judgment declaring the Company's serial impregnation patent invalid, unenforceable and not infringed by plaintiff's current activities, and injunctive relief enjoining the Company from charging plaintiff or any of its customers or suppliers with infringing that patent. This case has been transferred to the United States District Court for the Southern District of Texas and a motion is pending to have it consolidated with the Additional Texas Proceedings. Plaintiffs recently filed an application for writ of mandamus with the United States Court of Appeals for the Federal Circuit contesting the transfer order, which the Company is opposing.

    In December 1996, the Company entered into settlement arrangements with respect to two previously reported proceedings initiated by the Company against, inter alia, Spiniello Limited, Inc. in the United States District Courts for, respectively, the District of New Jersey (Civil Action No. 8904174 (MTB)) (the "New Jersey Proceedings") and the Central District of California (Civil Action No. 95-5484 (GHK) (the "California Proceedings"), alleging infringement of the Company's Insituform patents, among other matters. In the New Jersey Proceedings, defendants had asserted counterclaims alleging both that the suit was brought in bad faith, and certain antitrust violations, and, in the California proceedings, seeking a declaratory judgment that the subject patents were invalid. The New Jersey Proceedings had been stayed pending a final judgment in the Texas Proceedings. In the California Proceedings, the court had preliminarily enjoined defendants from infringing the Company's serial impregnation patent, and from misappropriating various of the Company's trade secrets. Under the settlement arrangements, the New Jersey Proceedings have been dismissed and, in the California Proceedings, the parties agreed to convert the preliminary injunction against infringing the Company's serial impregnation patent to a permanent injunction for the life of the patent, the preliminary injunctive relief against misappropriating the Company's trade secrets was made permanent for an agreed upon term and defendants paid an agreed upon sum to the Company.

    The Company is involved in certain additional litigation incidental to the conduct of its business and affairs. Management does not believe that the outcome of any such litigation will have a material adverse effect on the financial condition or operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

        The Company's class A common stock, $.01 par value ("Common Stock"), is traded in the over-the-counter market under the symbol "INSUA". The following table sets forth the range of quarterly high and low sales prices commencing after December 31, 1994, as reported on The Nasdaq Stock Market. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

    Period                       High          Low
    ------                       ----          ---
    1996
        First Quarter            $12.00       $9.38
        Second Quarter            13.38        7.63
        Third Quarter              8.00        6.13
        Fourth Quarter             8.38        6.38

    Period                       High          Low
    ------                       ----          ---
    1995
        First Quarter            $13.00      $11.13
        Second Quarter            14.13       12.00
        Third Quarter             16.63       12.88
        Fourth Quarter            14.88       11.13

        As of March 15, 1997, the number of record holders of the Company's Common Stock was 1,874.

        Holders of Common Stock are entitled to receive dividends as and when they may be declared by the Company's Board of Directors. The Company has never paid a cash dividend on the Common Stock. The Company's present policy is to retain earnings to provide for the operation and expansion of its business. However, the Company's Board of Directors will review the Company's dividend policy from time to time and will consider the Company's earnings, financial condition, cash flows, financing agreements and other relevant factors in making determinations regarding future dividends, if any. Under the terms of certain debt arrangements to which the Company is a party, the Company is subject to certain limitations in paying dividends. See Notes 8 and 20 of the Notes to the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity," which information is incorporated herein by reference.

        For each year prior to consummation of the IMA Merger covered by the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K," IMA had a policy of paying regular cash dividends, semi-annually in January and July, at an annual rate of $.14 per share of the class A common stock, $.01 par value, of IMA and $.1272 per share of the class B common stock, $.01 par value, of IMA.

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

                                               Year Ended December 31,
                              -----------------------------------------------------
                              1996(1)     1995(1)(2)  1994(3)     1993(4)      1992(5)
                              -------     -------     -------     -------      -------
                                   (in thousands, except per share amounts)
INCOME STATEMENT DATA:

Revenues..................  $289,933      $ 272,203   $ 223,171   $ 151,622     $ 156,219
Operating costs and
 expenses:
 Cost of revenues.........   201,219        182,286     146,248      95,729        98,169
 Selling, administrative
  and general.............    60,181         55,990      41,511      34,889        29,873
 Strategic marketing and
  product development.....     7,689          7,636       6,180       6,878         6,303
Unusual items.............     6,498          14,541(6)    --           (981)       14,572(7)
   Total operating
    income............        14,346         11,750      29,232      15,107         7,302
Other income (expense).....   (4,933)        (8,120)(8)  (2,398)       (468)        2,859
Taxes on income...........     4,985          3,987      10,457       5,159         8,907
Equity in earnings of
 affiliated companies.....       441            666         570         638         1,282
Income (loss) from
 continuing operations....     4,492           (966)(8)  15,667       9,734         2,288
Net income (loss).........     4,492           (966)     14,503       7,487         1,748
Earnings (loss) per share:
 Income (loss) from
  continuing operations...       .17           (.04)        .57         .36           .09
Discontinued operations...      --            --           (.04)(9)    (.09)(9)      (.02)
Cumulative effect of
 accounting change........      --            --          --            .01          --
 Net income (loss)........       .17           (.04)        .53         .28           .07
Weighted average common
 and common equivalent
 shares outstanding.......    27,112         26,902      27,162      27,206        24,317

BALANCE SHEET DATA:

Working capital...........    78,876         69,538      46,403      40,724        31,990
Current assets............   130,879        120,711     106,926      81,102        67,074
Property and equipment....    57,266         59,773      51,471      40,407        32,184
Intangibles...............    71,953         73,158      65,268      52,707        29,489
Total assets..............   267,944        260,300     227,627     177,010       133,682
Long-term debt............    82,384         82,813      47,347      36,297         7,675
Redeemable preferred
 stock....................      --            --          --            157            84
Total liabilities.........   139,106        137,845     110,310      77,108        43,652
Total common stock and
 other stockholders'
 equity..................    123,203        116,810     114,880     100,106        90,267

___________________
(1)   As a consequence of a 15% general partnership interest in Midsouth Partners held by a subsidiary of the Company, and the consummation of the acquisition (the "Enviroq
      Acquisition") of the pipeline rehabilitation business of Enviroq Corporation in April
      1995, including a 42.5% interest in Midsouth Partners held by a subsidiary of Insituform
      Southeast, Midsouth Partners has been consolidated in the Company's financial statements since such date.

(2)   In 1995 the Company consummated the acquisition of two-thirds of Insituform France S.A.
      ("Insituform France") and the Enviroq Acquisition, which have been accounted for under the purchase method of accounting.

(3)   In 1994 the Company consummated the acquisition of Gelco Services, Inc. and affiliates, which has been accounted for under the purchase method of accounting.

(4)   In 1993 the Company consummated the acquisitions of Naylor Industries, Inc. and
      Insituform Midwest, Inc., which have been accounted for under the purchase method of accounting.

(5)   In 1992 the Company consummated the acquisitions of all of the assets of Pipeline
      Rehabilitation Systems, Inc.,  the minority interest in Insituform Canada and  of H.T.
      Schneider, Inc., which have been accounted for under the purchase method of accounting.

(6)   Reflects $6.5 million in costs associated with the IMA Merger, which have been charged to operations primarily in the fourth quarter of 1995, and a pre-tax charge in the amount of $8.1 million for restructuring costs, primarily for consolidation of corrosion and abrasion protection operations, rationalization of Canadian operations to one facility, elimination of duplicative management positions, relocation of certain domestic employees and functions, and termination of construction of proposed manufacturing capacity.

(7)   Reflects $9.7 million in costs associated with the IGL Acquisition, which have been charged to operations primarily in the fourth quarter of 1992, and a pre-tax charge in the amount of $4.9 million for restructuring costs, primarily for asset-related write-
      offs, lease termination provisions and personnel related costs.

(8)   In 1995 the Company settled certain outstanding litigation for a cash payment of $3.2 million and issuance of 30,000 shares of Common Stock, resulting in an after-tax charge against earnings of approximately $2.2 million.

(9)   In December 1993 the Company determined to discontinue the operations of its division engaged in the offsite rehabilitation of downhole tubulars for the oil and gas industry.
      As a result, the Company recorded a fourth quarter 1993 charge to write down the division's assets to their estimated net realizable values and to accrue for operating losses during the anticipated phase-out period. The statement of operations and balance sheets have been restated to reflect continuing operations. The Company also recorded a fourth quarter 1994 charge resulting from the abandonment of efforts to find a purchaser for, and shut down of, such division.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's revenues include construction revenues from direct installation and other contracting activities, product sales of materials and equipment to licensees and royalty income and initial license fees received from licensees for the use of the Company's trenchless rehabilitation processes. Product sales consist primarily of sales of Insitutubes and NuPipe to licensees. Construction contract revenue is generated by the Company's subsidiaries operating in the United States, Canada, France, the United Kingdom, Chile, Argentina and Mexico. Royalties and license fees are paid by the Company's 34 unaffiliated Insituform licensees and sub-licensees and its ten unaffiliated NuPipe licensees. During the three years ended December 31, 1996, 1995 and 1994, approximately 69.7%, 71.2% and 67.8%, respectively, of the Company's consolidated revenues were derived from sales, construction and royalty revenues related to the Insituform Process.

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

     The Company's acquisitions in July 1993 of Naylor Industries, Inc., the parent of Insituform Gulf South, Inc. ("Gulf South"), and Insituform Midwest, Inc. ("Midwest"), its acquisition in October 1994 of Gelco Services, Inc. ("Gelco") and affiliates, its February 1995 acquisition of two-thirds of the interest in Insituform France, the April 1995 Enviroq Acquisition and its November 1995 acquisition of Waterflow's FormaPipe division have been accounted for under the purchase method of accounting, so that the results of the acquired companies are included in the Company's historical results of operations from the consummation of such transactions, respectively. In addition, product sales and purchases and royalty revenues and expenses related to intercompany transactions occurring subsequent to the acquisition dates of Gulf South, Midwest, Gelco, Insituform France and Insituform Southeast have been eliminated.

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

RESULTS OF OPERATIONS

     Year Ended December 31, 1996 Compared to Year Ended December
      31, 1995

     Revenues. Revenues increased 6.5% to $289.9 million from $272.2 million in the prior year, primarily as a result of an increase in construction revenues, offset by decreases in product sales to and royalties and license fees from independent licensees. The increase in revenues reflects the April 1995 Enviroq Acquisition, including Insituform Southeast (and the consequent consolidation of Midsouth Partners), resulting in the elimination of the related product sales and royalty revenues. Fluctuations in currency exchange rates of the Japanese yen, British pound sterling, French franc and Canadian dollar to the United States dollar negatively impacted total revenues by approximately $1.2 million in 1996.

     Construction revenues increased 8.6% to $268.2 million from $246.9 million in 1995 in part as a result of the acquisition of Insituform Southeast (which together with the consolidation of Midsouth Partners, contributed to construction revenues during the entire 1996 fiscal year an aggregate of $9.9 million in excess of the amount contributed in the prior year, subsequent to the April acquisition), in addition to revenue increases in United Kingdom operations which primarily reflect the acquisition of the FormaPipe business in November 1995. Construction revenues in 1995 include $10.2 million from the Company's water and sewer open cut construction operations in Canada, the assets of which were sold to certain members of management in November 1995.

     Product sales decreased 12.3% to $16.4 million in 1996 from $18.6 million in 1995 (which included pre-acquisition sales to Insituform Southeast and Midsouth Partners). The decrease in product sales was coupled with a decrease in sales in Japan primarily as a result of the negative impact of the fluctuation in the currency exchange rate of the Japanese yen to the United States dollar by approximately $0.9 million.

     Royalty and license fees decreased 19.1% to $5.4 million compared to $6.7 million in 1995. The decrease was primarily attributable to lower royalties collected from independent licensees in the United States, coupled with the elimination of intercompany royalties from recently-acquired subsidiaries. During 1996, the Company signed license agreements for Insituform in Taiwan and for NuPipe in Germany, and recognized $0.3 million in license fee revenue, while in 1995, the Company signed an Insituform license agreement in New Zealand, recognizing $48,000 in license fee revenue.

     Operating Costs and Expenses. In 1996, cost of construction contracts (which, during such year, included trenchless installations, abrasion, corrosion and pipeline construction, and tunnelling) increased 11.7% to $ 189.7 million from $ 169.9 million in 1995, primarily attributable to newly-acquired licensees. Costs of construction in 1995 included $9.4 million from the Company's open cut operations in Canada which were sold in November 1995. Construction costs as a percentage of construction revenues increased to 70.7%, as compared to 68.8% in 1995, principally due to lower margins achieved by newly-acquired subsidiaries. In addition, there was an increase in 1996 in worldwide volume of the Company's abrasion and corrosion operations, which carry lower margins than those of the Company's pipeline rehabilitation operations.

     Cost of product sales decreased 8.4% to $11.0 million in 1996 from $12.0 million in 1995. The decrease was a result of decreased product revenue. Cost of product sales as a percentage of product sales increased to 67.2%. in 1996, as compared to 64.3% in 1995, due primarily to a shift in the mix of products sold.

     As a percentage of revenues, selling, administrative and general expenses were 20.8% compared to 20.6% in 1995. The 1996 increase as a percentage of revenues is attributable primarily to the Company's investment in stronger operations and sales management, improvement in quality (ISO 9000), and focus on the industrial market. In 1996, selling, administrative and general expenses increased 7.5% to $60.2 million as compared to $56.0 million in 1995. This increase is due, in large part, to the incremental costs of operations for recently acquired entities of $1.0 million (of which $0.3 million related to incremental goodwill and non-compete amortization). Other increases were attributable to added personnel costs in the Company's contracting operations in the United States, principally in the areas of industrial sales, and operations and project management. Strategic marketing and product development costs did not materially change between 1995 and 1996.

     Unusual Items. In 1996, the Company recognized $6.5 million in unusual items in connection with the Company's rationalization of its contracting operations. These consisted primarily of: (i) the write-off of certain assets associated with the use of the Company's Paltem product line in the gas distribution main installation market (approximately $3.6 million), (ii) charges related to the disposition of excess facilities (approximately $1.4 million), and (iii) costs related to reorganization of North American contracting operations (approximately $1.5 million). In 1995, the Company recognized merger and restructuring costs of approximately $14.5 million in connection with the IMA Merger, completed in October 1995. These included transaction costs related to the merger of $6.5 million, which were primarily attributable to investment banking fees, legal and accounting fees, filing fees, and management travel costs and a charge for approximately $8.1 million relating to restructuring costs.

     Other Income (Expense). In 1996, other income increased to $1.3 million from a $1.7 million expense in 1995, primarily due to a 1995 charge to earnings of $3.6 million during the second quarter, as a result of the settlement of a pending shareholder class action lawsuit which entailed a cash payment to class members in the amount of $3.2 million and the issuance of 30,000 shares of

Common Stock. In 1996, interest expense decreased 3.1% to $6.2 million from $6.4 million in 1995, due primarily to reduced principal and lower interest rates in 1996.

     Taxes on Income. Taxes on income increased to $5.0 million from $4.0 million in 1995 as a result of an increase of $5.8 million in income before taxes on income, offset by a decrease in the effective tax rate to 53.0% from 109.8% in 1995. As indicated in Note 14 of the Notes to Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K," the 1996 and 1995 effective tax rates were higher than the United States federal statutory rate, primarily due to the non-deductibility of goodwill amortization associated with the recent acquisitions, which is generally not deductible for tax purposes. The 1995 effective rate was also affected by certain merger costs which were capitalized for tax purposes.

     In its financial statements, the Company has reported net deferred income tax assets of $3.0 million as of December 31, 1996. The Company has net operating loss and foreign tax credit carryforwards which, if fully realized, would produce future tax benefits of $6.4 million. The realization of these benefits is dependent on the generation of future taxable income in the applicable jurisdictions, and the Company has recorded a valuation allowance of $3.1 million to reduce the related net deferred tax assets to $3.0 million. Such amounts represent the level of future income tax benefits the realization of which, in management's opinion, meets the "more likely than not" threshold required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The net operating loss carryforwards ("NOLs") of the Company's subsidiaries are summarized in Note 14 of the Notes to Consolidated Financial Statements included in response to "Item
14. Exhibits, Financial Statement Schedules and Reports on Form 8-
K".

     Management has prepared projections that indicate that the remaining NOLs would be absorbed prior to their expiration. However, the Company does not believe that the future realization of all of these future tax benefits indicated by its projections is sufficiently assured to allow their full recognition in the consolidated financial statements. In particular, projections of operating results over an extended period are inherently imprecise. Accordingly, a valuation allowance of $3.1 million has been recorded.

     The realization of the net deferred tax asset of $3.0 million would require that certain of the Company's subsidiaries, including ISW, Insituform Southwest, Insituform of New England, Inc., Insituform Technologies, Ltd. (formerly, Insituform Permaline, Ltd.), and Insituform Technical Services Ltd., generate various levels of annual taxable income over the respective carryforward Periods. Management believes that it is more likely than not that the applicable levels of taxable income can be generated. In reaching this conclusion, management noted a number of factors, including the following related to its domestic operations: (i) the operations of Insituform New England were historically profitable, the NOL carryforward was generated by a non-recurring charge immediately prior to its acquisition by the Company and the Company believes managerial problems experienced during 1994 and early 1995 have been corrected; and (ii) historically profitable partnership investments held by ISW are expected to continue to result in annual taxable income. With regard to its foreign operations, management noted a number of factors including that, with the exception of NuPipe Limited, the Company's United Kingdom operations have had a history of profitability (exclusive of the United Kingdom recession), the Company has eliminated duplicative administrative and research and development facilities in the United Kingdom and has also reduced managerial and other staffing levels in the United Kingdom and the acquisition of the business and personnel of Waterflow's FormaPipe division in late 1995 have helped to restore volume to needed levels.

     Net Income. Total revenues increased by $17.7 million, or 6.5%, in 1996 over 1995, which was offset by an increase in cost of revenues of $18.9 million, or 10.4%, coupled with increased operating costs of $4.2 million, or 6.6%, offset by a decrease in unusual items of $8.0 million, or 55.3%. These factors contributed to an increase in operating income of $2.6 million, or 22.1%. A decrease in interest expense of $0.2 million, coupled with the non-recurrence of the litigation loss of $3.6 million, offset by lower other income of $0.5 million and an increase in taxes on income of $1.0 million, resulted in an increase in income before minority interests and equity earnings from affiliated companies of $4.8 million. As a result of the foregoing, net income for 1996 was $4.5 million, an increase of $5.5 million from net income in 1995.


     Year Ended December 31, 1995 Compared to Year Ended December
      31, 1994

     Revenues. Revenues increased 22.0% to $272.2 million in 1995 from $223.2 million in the prior year, primarily as a result of an increase in construction revenues. As discussed above, during 1995 and 1994 the Company consolidated the construction revenues of newly-acquired former licensees, both in the United States and in Europe (and obtained a majority interest in Midsouth Partners, another domestic licensee) resulting in the elimination of the related product sales and royalty revenues. Fluctuations in currency exchange rates had an immaterial effect on revenues during 1995.

     Construction revenues increased 27.4% to $246.9 million from $193.7 million in 1994, primarily as a result of the acquisitions of Insituform Southeast (in April 1995), Insituform France (in February 1995) and Gelco and affiliates (in October 1994), which, together with the consolidation of Midsouth Partners, contributed to 1995 construction revenues an aggregate of $43.1 million in excess of the amount contributed (by Gelco subsequent to its acquisition) in the prior year. During the fourth quarter of 1995, Insituform Canada completed the sale to certain members of its management of the assets utilized in its open cut business, which in 1995, through the date of sale, represented $10.2 million in revenues, compared to $14.0 million for the entire prior year.

     Product sales decreased 15.0% to $18.6 million in 1995 from $21.9 million in 1994. The decrease is primarily due to additional eliminations of intercompany sales subsequent to recent acquisitions.

     Royalty and license fee revenue decreased 11.2% in 1995 to $6.7 million compared to $7.5 million in 1994. The decrease is primarily attributable to the elimination of post-acquisition intercompany royalties from Insituform France, Insituform Southeast and Midsouth Partners in 1995. In 1995, the Company added a license for New Zealand, recognizing $48,000 in license fee revenue, while in 1994, the Company signed licenses in South Korea and, on a non-exclusive basis, for Japan and Poland, recognizing $0.3 million in license fee revenue.

     Operating Costs and Expenses. In 1995, cost of construction contracts (which, during such year, included trenchless installations, abrasion and corrosion and pipeline construction, tunnelling and open cut excavation) increased 29.2% to $169.9 million from $131.5 million in 1994, primarily attributable to newly-acquired licensees. During 1995, construction costs as a percentage of construction revenues increased to 68.8% from 67.9% in 1994, due primarily to poorer performance of certain newly-acquired licensees and United Kingdom operations, in addition to the historically lower margins associated with general contracting in the Company's Chilean and tunnelling operations. These negative factors were somewhat offset by improvements resulting from the Gelco and Insituform France operations, which achieved comparatively higher margins.

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

     As a percentage of revenues, selling, administrative and general expenses were 20.6% compared to 18.6% in 1994. The increase in 1995 as a percent of revenues is primarily attributable to higher costs of operations at Gelco, increased focus on company-wide quality of $0.4 million, additional legal costs associated with litigation and intellectual property maintenance of $0.8 million, and increased costs in certain newly-acquired operations due to management transition and additional crew management to handle increased volume during the first half of 1995. Selling, administrative and general costs increased 34.9% to $56.0 million compared to $41.5 million in 1994 due, in part, to the incremental costs of operations for recently acquired entities of $8.9 million (of which $1.1 million related to incremental goodwill and non-compete amortization).

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

     Unusual Items. In 1995, the Company recognized merger and restructuring costs of approximately $14.5 million in connection with the IMA Merger. These included transaction costs related to the merger of approximately $6.5 million, which were primarily attributable to investment banking fees, legal and accounting fees, filing fees, and management travel costs. These also included a charge of approximately $8.1 million relating to restructuring costs, consisting primarily of: (i) the consolidation of the combined companies' corrosion and abrasion protection operations and the abandonment of certain assets related to the UltraPipe process (approximately $2.6 million), (ii) the rationalization of certain Canadian operations to one facility in Edmonton (approximately $0.5 million), (iii) the elimination of certain duplicative management positions (approximately $0.8 million), (iv) the relocation of certain domestic employees and functions (approximately $1.7 million), and (v) the termination of construction on IMA's proposed manufacturing facility in Chesterfield, Missouri (approximately $1.8 million).

     Other Income (Expense). Other expense increased to $8.1 million from $2.4 million in 1994, a significant portion of which is attributable to additional interest incurred on debt issued to fund the Company's recent acquisitions (an increase of $3.0 million compared to 1994). In addition, notwithstanding its belief that it had defenses to plaintiff's claims that were well-grounded in law and fact, in May 1995 the Company entered into a memorandum of understanding to settle a pending shareholder class action lawsuit. Under the settlement, which has been evidenced by a stipulation of settlement formally approved by court order in December 1995, the Company made a cash payment to class members in the amount of $3.2 million and (in January 1996) issued 30,000 shares of Common Stock (valued at $0.4 million). The Company recorded a pre-tax charge to earnings for $3.6 million (after-tax effect of $2.2 million) during 1995 with respect to the settlement.

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

     Net Income. Total revenues increased $49.0 million, or 22.0%, in 1995 over 1994, while cost of revenues increased $36.0 million, or 24.6%, and operating costs (including merger and restructuring costs of $14.5 million) increased $26.2 million, or 55.1%. These factors contributed to a decrease in operating income of $17.5 million, or 59.8%. Excluding merger and restructuring costs in 1995, operating income would have decreased $2.9 million, or 10.0%. An increase in other expense of $5.7 million, offset by a decrease in taxes on income of $6.5 million, resulted in a decrease in income from continuing operations of $16.6 million, or 106.2%. In 1994, the Company recognized a $1.2 million loss from discontinued operations. As a result of the foregoing, net loss for 1995 was $1.0 million, a decrease of $15.5 million, or 106.7%, from net income in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had $13.5 million in cash, U.S. treasury bills, and short-term investments, as compared to $11.4 million at December 31, 1995. Cash and cash equivalents increased $2.1 million primarily as a result of cash provided by operations of $28.2 million offset by cash used for capital expenditures of $18.2 million and net repayments of long-term debt of $5.9 million. The Company's working capital ratio was 2.5 to 1.0 at December 31, 1996 representing an increase from 2.4 to 1.0 at December 31, 1995. On February 14, 1997 (the "Senior Note Closing"), the Company completed the sale, in a private transaction, of $110,000,000 principal amount of its 7.88% Senior Notes, Series A, due February 14, 2007 (the "Senior Notes"), approximately $85.0 million of which was applied at closing to the refinancing of outstanding indebtedness of the Company.

     Operations provided cash of $28.2 million during 1996, as compared to cash provided of $1.1 million in 1995. During 1996, inventories changed by an immaterial amount (compared to a 1995 increase of $4.1 million), prepaid expenses and miscellaneous decreased by $2.5 million (compared to a 1995 increase of $4.1 million), accounts payable and accruals (excluding changes in restructuring reserve accruals) increased $5.6 million (compared to a 1995 reduction of $3.8 million) and accrued income taxes increased $0.1 million (compared to a 1995 reduction of $5.3 million). In addition, in 1996 there was an increase in depreciation and amortization of $2.4 million primarily associated with continuing capital expenditures, as well as from the Enviroq Acquisition.

     Trade receivables, together with costs and estimated earnings in excess of billings, used $8.2 million of cash during 1996, compared to $1.0 million in 1995. Trade receivables, including costs and estimated earnings in excess of billings, increased 10.6% to $84.6 million from $76.5 million in 1995, reflecting a $1.0 million increase in trade receivables, a $1.1 million increase in retainage receivables, and an increase of $6.1 million in costs and estimated earnings in excess of billings on construction contracts. These increases reflect increased volume in the Company's North American operations in the fourth quarter 1996, in particular its tunnelling and corrosion and abrasion operations. The collection cycle for construction receivables is generally longer than for the Company's other operations due to provisions for retainage, often 5% to 10% of the contract amount, as well as the slow internal review processes often employed by the construction subsidiaries' municipal customers. In the United States, the Company's retainage receivables are generally received within 60 to 90 days after the completion of a contract.

     During 1996, increases in accounts payable and accruals provided $5.6 million in cash compared to 1995, in which $3.8 million was used. This difference was due primarily to lower payments for employee bonuses in 1996 compared to 1995. Increased accruals of income taxes provided $0.1 million to cash in 1996, compared to a decrease in accruals of $5.3 million in 1995.

     Capital expenditures were $18.2 million in 1996, compared to $16.5 million in 1995. Capital expenditures generally reflect replacement equipment required by the Company's contracting subsidiaries.

     In April 1996, the Company entered into arrangements whereby, in exchange for payments in the approximate amount of $1.1 million, the Company increased its share of the equity of its German licensee from one-third to one-half, effective January 1, 1996.

     Financing activities used $6.1 million in cash during 1996 as compared to cash provided in the amount of $26.1 million in 1995. During 1996, the Company made principal payments of $5.4 million on notes issued in connection with the October 1994 acquisition of Gelco. In addition, as a result of demands for payment of the Company's $3 million five-year subordinated note issued in April 1995 as part of the $18.3 million purchase price in the Enviroq Acquisition, and ensuing litigation, the Company discharged its obligation under such note and under arrangements to pay $1 million in consulting fees over five years, and settled such litigation, for the aggregate amount of $3.1 million and the release of other claims.

     The Company remains obligated on certain notes issued in connection with the acquisition in October 1994, of all of the outstanding stock of Gelco and affiliates, aggregating $1.4 million, to the former Gelco shareholders and their affiliates, representing net current liabilities of the acquired companies to related parties and a portion of working capital at closing. The notes issued in the Gelco closing are secured by the assets acquired.

     At December 31, 1996, $76.3 million was outstanding under the Company's credit agreement dated October 25, 1995 (the "Credit Agreement") with SunTrust Bank, Nashville, N.A. ("SunTrust"), as agent, and a group of participating lenders (the "Lenders"), which provided for advances by the Lenders through October 1997 on a revolving basis aggregating up to $105 million (including a $5 million standby letter of credit facility). Indebtedness pursuant to the Credit Agreement was due to mature in October 2000, with installments based on a five-year amortization schedule, commencing December 31, 1997. Interest on indebtedness under the Credit Agreement was payable at a rate per annum selected by the Company as either SunTrust's prime rate, plus a margin ranging from 1.00% to 1.75%, depending on the maintenance of certain financial ratios. Up to $5 million under the Credit Agreement was available for borrowings from SunTrust pursuant to a swing-line facility, and would accrue interest at a rate per annum equal to 0.5% below SunTrust's prime rate. The Credit Agreement obligated the Company to comply with certain financial ratios and restrictive covenants that, among other things, limited the ability of the Company and its subsidiaries to incur further indebtedness, pay dividends, make loans and encumber any properties, and required guarantees of certain domestic subsidiaries. At the Senior Note Closing, all outstanding indebtedness to the Lenders under the Credit Agreement, and outstanding indebtedness owed to SunTrust under an industrial revenue bond encumbering the Company's Batesville facility ($3.4 million principal amount recorded at December 31, 1996), was prepaid.

     At the Senior Note Closing, the Company also prepaid recorded amounts outstanding under the Company's senior subordinated note acquired by Hanseatic Corporation ("Hanseatic") in July 1993 ($4.8 million principal amount recorded at December 31, 1996), which required quarterly payments of interest at 8.5% per annum and installments of principal in the amount of $1 million on each of the fifth through eighth anniversary dates of closing, with the entire remaining principal due nine years after closing. The note was subordinated to bank and other institutional financing, and purchase money debt incurred in connection with acquisitions of businesses. The note was pre-payable at the option of the Company, at premiums until the fifth anniversary of closing ranging from 3% to 1% of the amount prepaid ($100,000 paid at the Senior Note Closing). Warrants with respect to 350,877 shares of Common Stock issued in connection with such note are exercisable, at the election of the holder, through July 25, 1998, at a price per share of Common Stock of $14.25, and such shares are entitled to demand and incidental registration rights.

     The Senior Notes issued by the Company in February 1997 mature on February 14, 2007, and bear interest, payable semi-annually in August and February of each year, at the rate per annum of 7.88%. Each year, from February 2001 to February 2006, inclusive, the

Company will be required to make principal payments of $15.7 million, together with an equivalent payment at maturity. The Senior Notes may be prepaid at the Company's option, in whole or in part, at any time, together with a make whole premium, and upon specified change in control events each holder has the right to require the Company to purchase its Senior Note without any premium thereon.

     The note purchase agreements pursuant to which the Senior Notes were acquired obligate the Company to comply with certain financial ratios and restrictive covenants that, among other things, place limitations on operations and sales of assets by the Company or its subsidiaries, and limit the ability of the Company to incur further secured indebtedness and liens and of subsidiaries to incur indebtedness, and, in the event of default under the Senior Notes, limit the ability of the Company to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock. Such agreements also obligate the Company's subsidiaries to provide guarantees to holders of the Senior Notes if guaranties are delivered by them to specified other lenders. To the extent not utilized to refinance indebtedness of the Company at the Senior Note Closing, proceeds of the sale of the Senior Notes are available for general corporate purposes, including possible acquisitions of products, technologies and businesses and repurchases of Common Stock. The Company has not reached any determination with respect to any such transaction, and there can be no assurance that any such transaction will be undertaken.

     Management believes its current working capital, including the proceeds of the Senior Note placement, will be adequate to meet its requirements for the foreseeable future. In connection with the anticipated expansion of its operations, and so as to maintain its liquidity in the event of application of the proceeds of the Senior Notes, the Company will seek to implement an additional revolving credit facility for general corporate purposes.

RECENTLY ISSUED ACCOUNTING STANDARDS

     During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), issued by the Financial Accounting Standards Board effective for transactions entered into in fiscal years that begin after December 15, 1995. As allowed under the provisions of SFAS 123, the Company will continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As such, the Company will make pro forma disclosures (see Note 10 of the Notes to Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K") of net income and earnings per share as if the fair value based method of accounting had been applied. Accordingly, adoption had no material effect on the Company's financial position or results of operations.

     During 1996, the Company also adopted Statements of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS No. 121 establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and certain identifiable intangibles and goodwill, should be recognized and how impairment should be measured. Adoption of this standard did not have a material effect on the Company's financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          For information concerning this item, see "Item 14.
Exhibits, Financial Statement Schedules, and Reports on Form 8-K", which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable. The Company has filed a Current Report on Form 8-K dated July 17, 1996 reporting, under "Item 4. Changes in Registrant's Certifying Accountant" thereunder, the engagement of Arthur Andersen LLP as the Company's independent accountant in substitution for BDO Seidman, LLP.

                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          For information concerning this item, see "Item 1.
Business-Executive Officers" and the Proxy Statement to be filed with respect to the 1997 Annual Meeting of Stockholders (the "Proxy Statement"), which information is incorporated herein by reference.


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

          (b) Current Reports on Form 8-K:

               During the quarter ended December 31, 1996, the Company filed a Current Report on Form 8-K dated November 18, 1996 which, under "Item 5. Other Events" thereunder, reported certain changes in management. In addition, the Company has filed a Current Report on Form 8-K dated February 14, 1997 which, under "Item 5. Other Events" thereunder, reported the completion of the Company's private sale of its 7.88% Senior Notes, Series A, due February 14, 2007. No financial statements were filed as part of either such report.

                        POWER OF ATTORNEY

          The registrant and each person whose signature appears below hereby appoint Jerome Kalishman, Anthony W. Hooper, and William A. Martin as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                           SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 1997         INSITUFORM TECHNOLOGIES, INC.


                              By s/Anthony W. Hooper
                                 --------------------------------
                                 Anthony W. Hooper
                                  President and Chief Executive
                                  Officer


          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                        Title               Date


S/Anthony W. Hooper
-----------------------
Anthony W. Hooper         Principal Executive     March 28, 1997
                          Officer and Director


s/William A. Martin
-----------------------
William A. Martin         Principal Financial     March 28, 1997
                          and Accounting Officer


s/Robert W. Affholder
-----------------------
Robert W. Affholder       Director                March 28, 1997
s/Paul A. Biddelman
-----------------------
Paul A. Biddelman         Director                March 28, 1997


s/Brian Chandler
-----------------------
Brian Chandler            Director                March 28, 1997


s/Douglas K. Chick
-----------------------
Douglas K. Chick          Director                March 28, 1997


s/William Gorham
-----------------------
William Gorham            Director                March 28, 1997


s/Jerome Kalishman
-----------------------
Jerome Kalishman          Director                March 28, 1997


s/James D. Krugman
-----------------------
James D. Krugman          Director                March 28, 1997


s/Steven Roth
-----------------------
Steven Roth               Director                March 28, 1997


s/Alvin J. Siteman
-----------------------
Alvin J. Siteman          Director                March 28, 1997


s/Silas Spengler
-----------------------
Silas Spengler            Director                March 28, 1997


s/Sheldon Weinig
-----------------------
Sheldon Weinig            Director                March 28, 1997


s/Russell B. Wight, Jr.
-----------------------
Russell B. Wight, Jr.     Director                March 28, 1997

                  INDEX TO FINANCIAL STATEMENTS



Reports of Independent Certified Public
  Accountants........................................  F-2

Consolidated Balance Sheets, December 31,
  1996 and 1995....................................    F-4

Consolidated Statements of Operations for
  each of the three years in the period
  ended December 31, 1996............................  F-6

Consolidated Statements of Stockholders'
  Equity for each of the three years in
  the period ended December 31, 1996.................  F-7

Consolidated Statements of Cash Flows
  for each of the three years in the
  period ended December 31, 1996.....................  F-8

Summary of Accounting Policies.......................  F-10

Notes to Consolidated Financial Statements...........  F-15


     No Financial Statement Schedules are included herein because they are not required or not applicable or the required information is contained in the consolidated financial statements or notes thereto.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Insituform Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Insituform Technologies, Inc. and subsidiaries (the "Company") as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 1995, and for the years ended December 31, 1995 and 1994, were audited by other auditors whose report dated March 8, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insituform Technologies, Inc. and subsidiaries as of December 31,
1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                   ARTHUR ANDERSEN LLP



Memphis, Tennessee,
     March 6, 1997

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Insituform Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Insituform Technologies, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insituform Technologies, Inc. and subsidiaries at December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                   BDO SEIDMAN, LLP



Memphis, Tennessee,
March 8, 1996, except for
Note 10 which is as of
March 26, 1997

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
          ---------------------------------------------
                   CONSOLIDATED BALANCE SHEETS
                   ---------------------------
                        AS OF DECEMBER 31
                        -----------------
                         (In thousands)
ASSETS                                    1996           1995
------                                  -------        -------
CURRENT ASSETS:
  Cash and cash equivalents, restricted
   $573 and $842                        $ 13,476       $ 11,416
  Receivables                             68,627         64,717
  Costs and estimated earnings in excess
   of billings                            20,127         14,008
  Inventories                             15,781         16,572
  Deferred income taxes                    5,158          4,287
  Prepaid expenses and miscellaneous       7,710          9,711
                                        --------       --------
     Total current assets                130,879        120,711
                                        --------       --------

PROPERTY AND EQUIPMENT, less accumulated
 depreciation and amortization            57,266         59,773
                                        --------       --------

OTHER ASSETS:
  Costs in excess of net assets of
   businesses acquired, lessaccumulated
   amortization of $9,837 and $6,960      56,943         58,431
  Patents and patent applications,
   less accumulated amortization of
   $3,889 and $3,270                      10,049          8,963
  Investments in licensees and affiliated
   companies                               3,137          1,555
  Deferred income taxes                    1,935          1,862
  Non-compete agreements, less accumulated
   amortization of $3,327 and $2,323       2,699          3,554
  Miscellaneous                            5,036          5,451
                                        --------       --------
     Total other assets                   79,799         79,816
                                        --------       --------
                                        $267,944       $260,300
                                        ========       ========

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
         ----------------------------------------------
             CONSOLIDATED BALANCE SHEETS (Continued)
             --------------------------------------
                        AS OF DECEMBER 31
                        -----------------
              (In thousands, except share amounts)
                                               1996       1995
                                             --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Notes payable to banks                     $  1,387   $  1,053
  Accounts payable and accruals                40,578     35,644
  Income taxes payable                          2,801      1,768
  Deferred income taxes                           507        627
  Current maturities of long-term debt          6,730     12,081
                                             ---------  ---------
     Total current liabilities                 52,003     51,173

LONG-TERM DEBT, less current maturities        82,384     82,813

DEFERRED INCOME TAXES                           3,635      2,850

OTHER LIABILITIES                               1,084      1,009
                                             ---------  ---------
     Total liabilities                        139,106    137,845
                                             ---------  ---------

MINORITY INTERESTS                              5,635      5,645
                                             ---------  ---------
COMMITMENTS AND CONTINGENCIES
 (Notes 1, 10, 12 and 17)

STOCKHOLDERS' EQUITY:
  Preferred stock, undesignated,
   $.10 par - shares authorized 2,000,000;
   none outstanding                               -        -
  Common stock, $.01 par - shares
   authorized 40,000,000; shares outstanding
   27,144,331 and 27,104,940                      271        271
  Additional paid-in capital                   67,824     67,427
  Retained earnings                            59,049     54,557
                                             ---------  ---------
                                              127,144    122,255
  Treasury stock - 255,801 shares              (3,269)     -
  Cumulative foreign currency translation
    adjustments                                  (672)    (1,821)
  Notes receivable from affiliates               -        (3,624)
                                             ---------  ---------
     Total stockholders' equity               123,203    116,810
                                             ---------  ---------
                                             $267,944   $260,300
                                             =========  =========

See accompanying summary of accounting policies and notes to consolidated financial statements.

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
         ----------------------------------------------
              CONSOLIDATED STATEMENTS OF OPERATIONS
              ------------------------------------
                 FOR THE YEARS ENDED DECEMBER 31
                 -------------------------------
                                          1996      1995      1994
                                        --------  --------  --------
                                         (In thousands, except per share amounts)
REVENUES:
  Construction contracts                $268,198  $246,904  $193,732
  Product sales                           16,353    18,649    21,949
  Royalties and license fees               5,382     6,650     7,490
                                        --------- --------- ---------
                                         289,933   272,203   223,171
                                        --------- --------- ---------
OPERATING COSTS AND EXPENSES:
  Cost of construction contracts         189,683   169,864   131,533
  Cost of product sales                   10,985    11,987    14,492
  Royalty expense                            551       435       223
  Selling, administrative and general     60,181    55,990    41,511
  Strategic marketing and product development   7,689   7,636   6,180
  Unusual items                            6,498    14,541       -
                                        --------- --------- ---------
                                         275,587   260,453   193,939
                                        --------- --------- ---------
OPERATING INCOME                          14,346    11,750    29,232
                                        --------- --------- ---------
OTHER INCOME (EXPENSE):
  Interest expense                        (6,223)   (6,393)   (3,410)
  Other                                    1,290    (1,727)    1,012
                                        --------- --------- ---------
                                          (4,933)   (8,120)   (2,398)
                                        --------- --------- ---------
INCOME FROM CONTINUING OPERATIONS
  BEFORE TAXES ON INCOME                   9,413     3,630    26,834

TAXES ON INCOME                           (4,985)   (3,987)  (10,457)

MINORITY INTERESTS                          (377)   (1,275)   (1,280)
EQUITY IN EARNINGS OF AFFILIATED COMPANIES     441     666       570
                                        --------- --------- ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS   4,492      (966)   15,667
LOSS FROM DISCONTINUED OPERATIONS            -         -      (1,164)
                                        --------- --------- ---------
NET INCOME (LOSS)                       $  4,492  $   (966) $ 14,503
                                        ========= ========= =========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK
  AND COMMON STOCK EQUIVALENTS
  Income (loss) from continuing operations$    .17$   (.04) $    .57
  Discontinued operations                    -         -        (.04)
                                        --------- --------- ---------
  Net income (loss)                     $    .17  $   (.04) $    .53
                                        ========= ========= =========

See accompanying summary of accounting policies and notes to consolidated financial statements.

           INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
           ----------------------------------------------
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           -----------------------------------------------
                   FOR THE YEARS ENDED DECEMBER 31
                   -------------------------------
                            Common Stock     Additional
                         ------------------   Paid-in  Retained  Treasury
                         Shares    Amount     Capital  Earnings   Stock
                         ------    ------    ------------------  --------
                                   (In thousands, except number of shares)
BALANCE, December 31, 199326,608,609$266     $61,991   $43,238   $   -
Net income for the year    -         -          -       14,503       -
Issuance of common stock upon
 exercise of options,
 including income tax benefit
 of $85                      31,450  -           280      -          -
Stock issued in conjunction
 with acquisition            70,972   1          999      -          -
Dividends declared         -         -          -       (1,474)      -
Other                      -          -          -          (5)      -
                         ---------------     --------  --------  -------

BALANCE, December 31, 199426,711,031  267     63,270    56,262       -
Net loss for the year      -          -         -         (966)      -
Issuance of common stock
 upon exercise ofoptions,
 including income tax
 benefit of $530            393,909    4       4,157      -          -
Dividends declared         -          -         -         (739)      -
Other                      -          -         -         -          -
                         ----------------    --------  --------  -------
BALANCE, December 31, 199527,104,940  271     67,427    54,557       -
Net income for the year    -          -         -        4,492       -
Issuance of common stock
 upon exercise of options,
 including income tax
 benefit of $15               9,391    -          76       -         -
Stock issued in conjunction
 with litigation settlement    30,000    -       321       -         -
Foreclosure of note
 receivable from affiliates  -         -        -          -       (3,269)
Other                       -          -         -         -         -
                         ----------------    --------  --------  ---------
BALANCE, December 31, 199627,144,331$ 271    $67,824   $ 59,049  $ (3,269)
                         ================    ========  ========  =========

See accompanying summary of accounting policies and notes to consolidated financial statements.
/TABLE

              INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
              ----------------------------------------------
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              -----------------------------------------------
                      FOR THE YEARS ENDED DECEMBER 31
                      -------------------------------
                              Cumulative
                               Foreign    Unrealized    Notes
                               Currency    Holding     Receivable  Total
                              Translation  Gains on     From     Stockholders'
                              Adjustments Investments  Affiliates  Equity
                              ----------- -----------  ------------------------
                                      (In thousands, except number of shares)
BALANCE, December 31, 1993    $(1,765)    $   -        $(3,624)  $100,106
Net income for the year          -            -           -        14,503
Issuance of common stock upon
 exercise of options, including
 income tax benefit of $85       -            -           -           280
Stock issued in conjunction with
 acquisition                     -            -           -         1,000
Dividends declared               -            -           -        (1,474)
Other                              32          438        -           465
                              --------    --------     --------  -----------

BALANCE, December 31, 1994     (1,733)         438     (3,624)     114,880
Net loss for the year            -            -           -           (966)
Issuance of common stock upon
 exercise of options, including
 income tax benefit of $530      -            -           -          4,161
Dividends declared               -            -           -           (739)
Other                            (88)         (438)       -           (526)
                              -------     ---------    --------  -----------

BALANCE, December 31, 1995    (1,821)         -        (3,624)     116,810
Net income for the year          -            -          -           4,492
Issuance of common stock upon
 exercise of Options, including
 income tax benefit of $15       -            -          -              76
Stock issued in conjunction with
 litigation settlement           -            -          -             321
Foreclosure of note receivable
 from affiliates                 -            -         3,624         355
Other                          1,149          -          -           1,149
                              ----------  ----------   --------------------
BALANCE, December 31, 1996    $ (672)     $   -        $ -       $ 123,203
                              ==========  ==========   ====================

See accompanying summary of accounting policies and notes to consolidated financial statements.

/TABLE

              INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
              ----------------------------------------------
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
                      FOR THE YEARS ENDED DECEMBER 31
                      -------------------------------

                                            1996        1995      1994
                                          -------      -------   -------
                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations$  4,492     $   (966) $15,667
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Minority interests in net income          377        1,275    1,280
     Provision for unusual items             2,381        4,123     -
     Depreciation and amortization          19,180       16,799   11,882
     Miscellaneous                           1,909          424    1,047
     Deferred income taxes                    (279)      (1,246)    (271)
     Equity in earnings of affiliated companies    (441)    (666)   (570)
     Changes in operating assets and liabilities,
      net of effects of businesses purchased:
        Receivables                         (8,217)        (972) (17,472)
        Inventories                            (15)      (4,106)  (2,211)
        Prepaid expenses and miscellaneous   2,510       (4,084)  (1,227)
        Miscellaneous and other assets         609          123     (104)
        Accounts payable and accruals        5,571       (3,795)   7,929
        Income taxes                            78       (5,268)   5,225
                                          ---------    --------- --------
          Net cash provided by operating
           activities                       28,155        1,641   21,175
          Net cash used by discontinued
            operations                        -            (500)     (99)
                                          ---------    --------- --------
          Net cash provided by operations   28,155        1,141   21,076
                                          ---------    --------- --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                     (18,187)     (16,497) (18,472)
  Proceeds from (investments in) licensees
   and affiliated companies                 (1,141)         445      407
  Patents and patent application expenditures  (1,772)   (1,445)    (811)
  Purchases of businesses, net of cash acquired    -    (18,885)  (9,379)
  Proceeds on disposal of property and equipment     780   2,506   1,383
  Other                                       -            (790)    -
                                          ---------    --------- --------
         Net cash used in investing activities (20,320) (34,666) (26,872)
                                          ---------    --------- --------
/TABLE

             INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
             ----------------------------------------------
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
            -------------------------------------------------
                     FOR THE YEARS ENDED DECEMBER 31
                     -------------------------------

                                            1996        1995      1994
                                          --------     -------   -------
                                                  (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock  $     60     $  3,631  $   195
  Proceeds from long-term debt               5,868       40,812    9,828
  Principal payments on long-term debt     (11,775)      (9,439)  (5,846)
  Redemption of redeemable preferred stock    -            -        (228)
  Minority interests                          (562)        (155)     239
  Increase (decrease) in short-term borrowings     334   (7,293)   4,203
  Dividends paid                              -          (1,476)  (1,474)
                                          ---------    --------- --------
    Net cash provided (used) by financing
     activities                             (6,075)      26,080    6,917
                                          ---------    --------- --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH        300          191       60
                                          ---------    --------- --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS FOR THE YEAR          2,060       (7,254)   1,181

CASH AND CASH EQUIVALENTS, beginning of year  11,416     18,670   17,489
                                          ---------    --------- --------

CASH AND CASH EQUIVALENTS, end of year    $ 13,476     $ 11,416  $18,670
                                          =========    ========= ========
SUPPLEMENTAL DISCLOSURES
  OF CASH FLOW INFORMATION:
   Interest (net of amount capitalized)   $  7,478     $  6,165  $ 3,587
   Income taxes                              4,864        8,265    4,467

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Deferred consideration for intangible
   assets acquired                        $    -       $  1,000  $  -
  Additional paid-in capital increased by
   reduction in income taxes payable for
   tax benefit arising from exercise of
   stock options                                15          530       85
  Deferred consideration for businesses acquired     -    3,000   11,850
  Common stock issued in connection with purchase
   of business                                 -           -       1,000
  Treasury stock acquired in connection with
   foreclosure of director note receivable   3,624         -        -
  Tax benefit arising from foreclosure of
   director note receivable                    760         -        -

See accompanying summary of accounting policies and notes to consolidated financial statements.

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
          ---------------------------------------------
                 SUMMARY OF ACCOUNTING POLICIES
                 ------------------------------

Industry Information

Insituform Technologies, Inc. and subsidiaries (collectively, the "Company" or "ITI") is a worldwide provider of proprietary trenchless technologies for the rehabilitation and improvement of sewer, water, gas and industrial pipes. In addition to the Company's primary technology, the Insituform(R) Process, a "cured-in-place" pipeline rehabilitation process, the Company also offers the NuPipe(R) Process, a "fold and formed" technology, through licensees or its subsidiaries. The Company sells the materials used in these processes to many of its licensees. The Company is the licensee in substantially all of North America for the Paltem(R)-HL system of rehabilitating pressure pipes, and the Company's Tite Liner(R) Process which is a method of lining oil field, natural gas distribution and slurry lines with a corrosion and abrasion resistant pipe. Through its Affholder, Inc. subsidiary, the Company is engaged in trenchless tunneling used in the installation of new underground services.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, including a 51% owned United Kingdom subsidiary, Insituform Linings, Plc., a 60% owned Chilean subsidiary, United Sistema de Tuberias, Ltda., a 55% owned Mexican subsidiary, United Pipeline de Mexico, S.A., a 66% owned French subsidiary, Insituform France, S.A. and a 57.5% owned domestic partnership, Midsouth Partners. All material intercompany balances, transactions and stockholdings are eliminated.

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

Taxes on Income

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

Cash and Cash Equivalents

The Company classifies highly liquid investments with maturities of 90 days or less as cash equivalents.

Investments

The Company has classified investments in equity securities that have readily determinable fair values and all investments in debt securities as available-for-sale. Such investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

Investments in licensees and affiliated companies are carried on the equity method if the Company's ownership interest is 20% or greater, but not exceeding 50%. Intercompany profits and losses are eliminated.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Maintenance and office supplies are not inventoried.

Property, Equipment, Depreciation and Amortization

Property and equipment are stated at cost. Depreciation and amortization on property and equipment are computed using the straight-line method over the following estimated useful lives:

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

Stock Options

During 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. As allowed under the provisions of SFAS No. 123, the Company will continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value based method of accounting prescribed by the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. As such, the Company will make pro forma disclosures (see Note 10) of net income and earnings per share as if the fair value based method of accounting had been applied. Thus, adoption had no effect on the Company's financial position or results of operations.

Stock options are typically granted to certain officers, directors, and employees at the prevailing market price on the date of the grant and, therefore, the Company generally makes no charge to earnings with respect to these options. Proceeds from the sale of common stock issued under these options are credited to common stock and additional paid-in capital at the time the options are exercised.

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

Earnings Per Share

Earnings per share are computed on the basis of the weighted average number of common and common equivalent shares outstanding during each year and include the common and common equivalent shares issued in acquisitions of businesses accounted for as a pooling-of-interests as if such shares had been outstanding in all periods.

Earnings per share has been computed using 27,112,846, 26,902,321 and 27,162,020 shares in 1996, 1995 and 1994, respectively. Common stock equivalents were not considered in the 1995 calculation as the effect would be anti-dilutive.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the 1996 presentation.

New Accounting Standards

During 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. Adoption of this standard did not have a material effect on the Company's financial position or results of operations.

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
         ----------------------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------
                        DECEMBER 31, 1996
                        ----------------


1.   BUSINESS ACQUISITIONS:
     ---------------------

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

IMA, through its subsidiaries, utilizes various trenchless and other technologies for rehabilitation, new construction and improvement of pipeline systems, including sewers, gas lines, industrial waste lines and oil fields, mining, and industrial process pipelines, and as the Company's licensee in all or a portion of 22 states, Puerto Rico and the U.S. Virgin Islands. The work typically is performed under fixed-price contracts.

The IMA Merger has been accounted for using the pooling-of-interests method of accounting and, accordingly, the accompanying consolidated financial statements give retroactive effect to the acquisition, as if the companies had always operated as a single entity.

Costs related to the IMA Merger of approximately $6.48 million were charged to expense, primarily during the fourth quarter of 1995. (See Note 14 for information regarding the related impact on taxes on income.) The Company also recorded a pre-tax charge of approximately $8.06 million in the fourth quarter of 1995 for restructuring costs, including the consolidation of corrosion and abrasion protection operations under the Tite Liner process and the abandonment of certain assets related to the Ultra Pipe Process (approximately $2.6 million), the rationalization of certain Canadian operations to one facility in Edmonton (approximately $0.5 million), the elimination of certain duplicative management positions (approximately $0.8 million), the relocation of certain domestic employees and functions ($1.7 million) and the termination of construction on IMA's new manufacturing facility in Chesterfield, Missouri ($1.8 million).

     ---------------------------------
In 1996, the Company recorded an additional $6.5 million in costs related to the ongoing rationalization of contracting operations. These costs consisted principally of the write-off of certain assets of the Paltem product line ($3.6 million), charges related to the disposition of excess facilities ($1.4 million), and costs related to reorganization of the North American contracting operations ($1.5 million).

The write-off of the Paltem product line includes $2.8 million of manufacturing and installation equipment that related specifically to the gas distribution main installation market, which the Company has decided not to pursue. The Paltem product line may, however, be used in other markets.

Combined and separate results of the Company and IMA are as follows (in thousands):

                              ITI       IMA     EliminationsCombined
                              ---       ---     --------------------
January 1, 1995 to October 25, 1995:
   Revenues                   $141,381  $94,341 $(10,617)   $225,105
   Net income                    6,312    4,142     -         10,454
Year ended December 31, 1994:
   Revenues                   $148,247  $84,022 $ (9,098)   $223,171
   Net income                    8,630    5,873     -         14,503

During the three-year period ended December 31, 1996, the Company also completed acquisitions of two of its domestic licensees, each of which has been accounted for using the purchase method of accounting, as follows:

Enviroq

On April 18, 1995, the Company acquired the pipeline rehabilitation business of Enviroq Corporation ("Enviroq"), including Enviroq's Insituform process business conducted by its Insituform Southeast, Inc. subsidiary in Alabama, Florida, Georgia, North Carolina and South Carolina, through the merger into Enviroq of a wholly-owned subsidiary of the Company.

The base purchase price of $18,250,000 (including $3,000,000 in payment of a five-year covenant not to compete) was paid $15,250,000 in cash (see Note 8) and $3,000,000 in a five-year subordinated promissory note. In March 1996, as a result of demands for payment and ensuing litigation, the Company discharged its obligation under such note and under arrangements to pay $1 million in consulting fees over five years, and settled such litigation for the aggregate amount of $3.1 million and the release of other claims.

     ---------------------------------

Prior to April 18, 1995, a 15% general partnership interest in Midsouth Partners, an Insituform licensee in Tennessee, Kentucky and northern Mississippi, was held by a subsidiary of the Company, and a 42.5% interest therein was held by a subsidiary of Enviroq. As a result of the Enviroq acquisition, the Company holds a majority ownership (57.5%) in Midsouth Partners and has accordingly consolidated the accounts of Midsouth Partners since April 18, 1995. In June 1996, the arbitration panel in proceedings commenced by the remaining partner, a wholly-owned subsidiary of Insituform East, Incorporated (a licensee of the Company), determined that the Enviroq subsidiary but not the Company's original subsidiary was in default of its obligations under the Midsouth Partners partnership agreement and that, as a consequence thereof, the remaining partner had the right unilaterally to appoint a representative to the seven-member management committee of the partnership, in place of a representative appointed by the Enviroq subsidiary and in addition to the three members previously appointed by the remaining partner.

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

Except as otherwise described, these acquisitions were funded primarily from the proceeds of the Company's prior existing credit facility with SunTrust Bank, Nashville, N.A. ("SunTrust"), or loans refinanced by such facility, and from working capital and the issuance of subordinated and purchase-money debt.

Allocation of the purchase prices of these acquisitions is summarized as follows (in thousands):

     ---------------------------------

<CAPTION)
                                                    Allocated
                              ----------------------------------------------------
                                                            Cost in
                         Total             Property         excess of
                         purchase  Working and      Other   net assets
                         price     capital equipmentassets  acquired
                         --------  ------- ---------------  ----------

Year ended December 31, 1995:
   Enviroq               $18,899   $3,934  $5,489   $4,938  $ 4,538
Year ended December 31, 1994:
   Gelco Companies        21,613    2,209   3,003    1,349   15,052

The following table presents summarized consolidated unaudited pro forma results of operations for 1995 and 1994 as if the Enviroq acquisition and the Gelco acquisition had occurred at the beginning of 1994. These pro forma results are provided for comparative purposes only and do not purport to be indicative of the results which would have been obtained if these acquisitions had been effected on the dates indicated or which may be obtained in the future.

Year ended December 31, (in thousands)        1995      1994
--------------------------------------       -------   -------
Total revenues                               $282,742  $269,257
Income (loss) from continuing operations       (1,709)   16,959
Income (loss) from continuing operations
  per common and common equivalent share         (.06)      .62

Other

During 1995, the Company also completed two smaller acquisitions. On February 16, 1995, the Company acquired 66% of the common stock of Insituform France, S.A., a newly formed subsidiary of its former French licensee, for approximately $1,463,000. Additionally, on November 30, 1995, the Company completed the acquisition of the UK-based Formapipe Division of Water Flow Services Limited, for $4,308,000.

2.   RECEIVABLES:
     -----------
Receivables consist of the following at December 31 (in thousands):

                                              1996      1995
                                             ------    ------
     Trade, less allowance for doubtful accounts
       of $1,031 and $974                    $52,030   $51,049
     Retainage under construction contracts   12,456    11,395
     Refundable income taxes                   4,141     2,273
                                             -------   -------
                                             $68,627   $64,717
                                             =======   =======

Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31 (in thousands):

                                    1996      1995      1994
                                   ------    ------    ------
     Balance, at beginning of period$  974   $ 637     $ 495
     Charged to expense               289      657       575
     Uncollected balances written off,
      net of recoveries              (232)    (320)     (433)
                                   -------   ------    ------
     Balance, at end of period     $1,031    $ 974     $ 637
                                   =======   ======    ======

3.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:
     -----------------------------------------------------
Costs and estimated earnings on uncompleted contracts consist of the following at December 31 (in thousands):

                                                1996           1995
                                              --------       --------
     Costs incurred on uncompleted contracts $ 105,109      $  98,421
     Estimated earnings                         17,097         20,535
                                             ----------     ---------

                                               122,206        118,956
     Less billings to date                    (103,098)      (105,488)
                                             ----------     ---------
                                             $  19,108      $  13,468
                                             ==========     =========
     Included in the accompanying balance sheets
      under the following captions:
     Costs and estimated earnings in excess
      of billings                            $  20,127      $  14,008
     Billings in excess of costs and
      estimated earnings on uncompleted contracts
      (Note 9)                                  (1,019)          (540)
                                             ----------     ----------
                                             $  19,108      $  13,468
                                             ==========     ==========

4.   INVENTORIES:
     -----------
Inventories are summarized as follows at December 31 (in thousands):

                                     1996           1995
                                    ------         ------
     Raw materials                 $   968        $  1,451
     Manufactured components         1,921           2,839
     Work-in-process                 1,289           1,053
     Finished products               1,988             822
     Construction materials          9,615          10,407
                                   -------        --------
                                   $15,781        $ 16,572
                                   =======        ========

5.   PROPERTY AND EQUIPMENT:
     ----------------------
Property and equipment consists of the following at December 31 (in thousands):

                                      1996          1995
                                    -------        -------
     Land and land improvements    $  2,667       $  3,474
     Buildings and improvements      15,715         15,264
     Machinery and equipment         77,608         64,980
     Furniture and fixtures           8,796          7,967
     Autos and trucks                 2,647          3,685
     Construction in  progress        1,730          5,168
                                   ---------      ---------

                                    109,163        100,538
     Less accumulated depreciation  (51,897)       (40,765)
                                   ---------      ---------
                                   $ 57,266       $ 59,773
                                   =========      =========

6.   INVESTMENTS IN LICENSEES AND AFFILIATED COMPANIES:
     -------------------------------------------------
Investments in licensees and affiliated companies consist of the following at December 31 (in thousands):

                                         1996       1995
                                        ------    -------
     Insituform Rohrsanierungstechniken GmbH
       (50% and 33%, respectively)      $2,800    $   982
     KA-TE Insituform AG (50%)             161        398
     N.V. K - Insituform S.A. (50%)        128        116
     M&M Soltar, a Joint Venture (50%)      48         59
                                        ------    -------
                                        $3,137    $ 1,555
                                        ======    =======
/TABLE

     -------------------------------------------------------------

In April 1996, the Company entered into arrangements whereby, in exchange for payments in the approximate amount of $1.1 million, the Company increased its share of the equity of Insituform
Rohrsanierungstechniken GmbH, its German licensee, from one-third to one-half, effective January 1, 1996.

7.   LINES OF CREDIT:
     ---------------
See Note 8 for a description of the Company's prior existing revolving credit facility.

Insituform Technologies Limited (formerly Insituform Permaline Limited) ("ITL") has a line of credit and overdraft facility of pounds Sterling 700,000 (US$1,183,000) with National Westminister Bank Plc ("NatWest") which bears interest at NatWest's base rate (6.0% at December 31, 1996) plus 2.0% for borrowings up to pounds Sterling 450,000 and 3.0% for those above pounds Sterling 450,000. The facility is available through March 1997, and is secured by ITL's real property and the Company's guarantee. At December 31, 1996 and 1995, respectively, pounds Sterling 473,000 (US$800,000) and pounds Sterling 398,000 (US$618,000) were outstanding under this facility.

Insituform Japan KK ("Japan") also has a line of credit facility of Yen 100,000,000 (US$871,000) with Fuji Bank which bears interest at Fuji Bank's base rate and is available through December 1997. At December 31, 1996 and 1995, Yen 0 and Yen 45,000,000 (US$435,000) were outstanding under this facility, respectively.

Prior to October 1995, IMA had a line of credit facility which provided for advances of up to $23 million for working capital purposes. Interest on related borrowings was payable monthly, at the lesser of the bank's prime lending rate or a rate tied to the London Interbank Offered Rate ("LIBOR"). As of October 25, 1995, the facility was terminated, and all outstanding principal (together with IMA's term loan) was refinanced with SunTrust (see Note 8). Weighted average borrowings for 1995 through October were approximately $7.6 million, with maximum borrowings during the year of approximately $17.5 million.

8.   LONG-TERM DEBT:
     --------------
Long-term debt consists of the following at December 31 (in thousands):

                                               1996      1995
                                              ------    -------
     SunTrust facilities                     $76,275   $ 73,052
     8.5% senior subordinated note,
      payable in $1,000 installments           4,789      4,730
      annually each July 1998 through
      2001, with the entire remaining
      balance due in July 2002 with
      interest quarterly (net of
      unamortized discount of $211 and $270)
     Industrial revenue bond, payments         3,356      3,701
      ranging from $85 to $170 through
      January 2004, with interest at 90% of
      prime (prime was 8.25% at December 31,
      1996)
     Industrial development bond, quarterly      921      1,020
      principal payments ranging from $23 to
      $51 through January 2003, with interest
      at approximately 79% of prime (prime
      was 8.25% at December 31, 1996)
     Promissory notes retired October 1996,      -        4,000
      interest paid quarterly
     Promissory notes payable to affiliates     1,425     2,850
      of former shareholders of Gelco
      companies, payable in two equal
      installments in October 1996 and
      1997, with interest payable quarterly
      at lesser of prime or LIBOR + 2.75%
     Subordinated promissory note, 6%            -        3,000
      interest payable semiannually, retired
      in March 1996 (Note 1)
     Other                                     2,348      2,541
                                             --------  ---------
                                              89,114     94,894
     Less current maturities                  (6,730)   (12,081)
                                             --------  ---------
                                             $82,384   $ 82,813
                                             ========  =========

In July 1993, the Company obtained from SunTrust a credit facility providing for advances up to $30 million, which was restated in June 1995 to aggregate up to $50 million. Pursuant to the June 1995 restatement of the facility, interest accrued at a rate selected by the Company as either the bank's prime rate, plus a margin ranging up to
 .25%, or 30-day adjusted LIBOR, plus a margin ranging from 1.75% to 2.25%. Initially, quarterly principal payments of $1,072,000 were required, with an additional $339,000 to commence in September 1995 with maturity in June 2000. This facility was utilized to fund the acquisition of the Gelco companies (see Note 1), as well as prior acquisitions.

     --------------------------

In October 1995, the Company obtained a credit facility from SunTrust, as agent, and a group of participating lenders which provided for advances through October 1997 on a revolving basis aggregating up to $105 million (including a $5.0 million standby letter of credit facility). Of such amount, approximately $66.4 million was applied to refinance existing debt under the Company's prior arrangements with SunTrust (approximately $35.9 million), IMA's term loans ($14.5 million), and short-term debt under IMA's line of credit ($16.0 million) (see Note 7). Additional advances were available for the expansion of the Company's business and for general corporate purposes.

Prior to its prepayment in February 1997, the SunTrust facility was due to mature in October 2000, with installments based on a five-year amortization schedule, commencing December 31, 1997. Interest on indebtedness under the facility was payable at either (i) SunTrust's prime rate (8.25% at December 31, 1996), plus a margin of up to .25% in the event certain financial ratios were not maintained, or (ii) an adjusted LIBOR rate (5.6% at December 31, 1996), plus a margin ranging from 1.00% to 1.75%, depending on the maintenance of certain financial ratios. Up to $5 million under the credit facility was available to be borrowed from SunTrust pursuant to a "swing line facility," which accrued interest at a rate per annum equal to 0.5% below SunTrust's prime rate. Such facility obligated the Company to comply with certain financial ratios and restrictive covenants that, among other things, limited the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, make loans and encumber any properties, and required guarantees of certain domestic subsidiaries. Essentially all of the Company's retained earnings at December 31, 1996 were restricted under such covenants.

In April 1995, in connection with the Enviroq acquisition, the Company obtained a $15.25 million term loan payable $1.5 million per year with the balance due in April 2002. This term loan was secured by first mortgages on real estate and a pledge of the shares of certain U.S. and Canadian subsidiaries, and was retired as part of the October 1995 refinancing discussed above.

Prior to its prepayment in February 1997, the 8.5% senior subordinated note was subordinated in right to the Company's bank and other institutional financing and to deferred consideration incurred in connection with business acquisitions. As discussed in Note 10, warrants to purchase 350,877 unregistered shares of Common Stock were also issued to the lender. The note was prepayable at the Company's option, at premiums until July 1998 ranging from 3% to 1% of the amount prepaid. The subordinated note also restricted the Company's ability to pay dividends and repurchase outstanding common stock.

     --------------------------
Prior to its prepayment in February 1997, the industrial revenue bond was subject to call by the holder, an institutional purchaser, in 1999 or each year thereafter until maturity. Property and equipment with a net book value of approximately $3,500,000 was pledged to collateralize these bonds. These bonds also restricted the Company's ability to pay dividends.

On February 14, 1997 the Company completed a $110 million private debt offering of 7.88% Senior Notes due February 14, 2007 ("Senior Notes"). Interest is payable semi-annually in August and February of each year, and each year, from February 2001 to February 2006, inclusive, the Company is required to make principal repayments of $15,715,000, together with an equivalent payment at maturity. The Senior Notes may be prepaid at the Company's option, in whole or in part, at any time, together with a make-whole premium, and upon specified change in control events each holder has the right to require the Company to purchase its Senior Note without any premium thereon. The agreements pursuant to which the Senior Notes were acquired obligate the Company to comply with certain financial ratios and restrictive covenants that, among other things, place limitations on operations and sales of assets by the Company or its subsidiaries, and limit the ability of the Company to incur further secured indebtedness and liens and of subsidiaries to incur indebtedness, and, in the event of default under the Senior Notes, limit the ability of the Company to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock. Such agreements also obligate the Company's subsidiaries to provide guarantees to the holders of the Senior Notes if guaranties are given by them to certain other lenders.

The transaction costs of $891,000 incurred in connection with the private debt offering were recorded as deferred charges and will be amortized over the life of the Senior Notes. The net proceeds were used to repay existing indebtedness (approximately $85 million), as discussed above, and for general corporate purposes.

After considering the issuance of the Senior Notes and the repayment of existing indebtedness with the proceeds thereof, as discussed above, principal payments required to be made for each of the next five years and thereafter are summarized as follows (in thousands):

     Years ending December 31,          Amount
     -------------------------          ------
     1997                               $   2,537
     1998                                     845
     1999                                     595
     2000                                     300
     2001                                  15,929
     After 2001                            94,493
                                        ---------
                                        $ 114,699
                                        =========
/TABLE

9.   ACCOUNTS PAYABLE AND ACCRUALS:
     -----------------------------
Accounts payable and accruals consist of the following at December 31 (in thousands):

                                         1996      1995
                                        -------   -------
     Accounts payable - trade           $17,108   $15,130
     Compensation and profit sharing      6,759     4,185
     Merger and restructuring             2,840     4,123
     Accrual for pending litigation and claims  1,180  1,793
     Bank overdrafts                      3,369       545
     Billings in excess of costs and earnings  1,019    540
     Miscellaneous                        8,303     9,328
                                        -------   -------

                                        $40,578   $35,644
                                        =======   =======

10.  STOCKHOLDERS' EQUITY:
     --------------------
In accordance with accounting for a pooling-of-interests, all prior period stockholders' equity accounts have been restated to give effect to the IMA Merger described in Note 1.

Stock Option Plan

Under the 1992 Employee Stock Option Plan and Director Stock Option Plan (the "Plans"), the Company may grant options to its employees and directors not to exceed 1,000,000 and 500,000 shares of common stock, respectively. The Plans are administered by the Board of Directors, which determines the timing of awards, individuals to be granted awards, the number of options to be rewarded and the price, vesting schedule and other conditions of the options. The exercise price of each option typically equals the market price of the Company's stock on the date of grant. Options generally vest over a five year period and have an expiration date of up to 10 years after grant.

Prior to the IMA Merger, IMA had granted options to certain officers, directors and employees to acquire IMA Class A common shares. In connection with the IMA Merger, all outstanding IMA options as of the date of the acquisition, became options to purchase that number of shares of ITI Common Stock that would have been received had the options been exercised prior to the IMA Merger. Dividends reflected in the statements of stockholders' equity reflect those which had been declared on the IMA common shares prior to the IMA Merger.

The Company applies APB Opinion No. 25, and related interpretations in accounting for stock option grants. Accordingly, no compensation cost has been recognized in the statements of operations for this stock option plan. In accordance with SFAS No. 123, the Company has estimated the fair value of each option grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for the grants in 1996 and 1995, respectively: expected

     --------------------------------

volatility of 44% and 48%; risk-free interest rates of 6.1% and 6.2%; expected lives of five years and no dividends. Had compensation cost for the stock options granted been determined based on their fair value at the grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                    1996      1995
                                   ------    ------
Net income (loss)
  As reported                      $4,492    $ (966)
  Pro forma                         4,116    (1,015)
Earnings (loss) per share
  As reported                         .17      (.04)
  Pro forma                           .15      (.04)

Based on the Black-Scholes option-pricing model the weighted average fair value of options granted in 1996 was $3.84 for options granted at the market price and $1.82 for options granted above market price. The weighted average fair value of options granted in 1995 was $5.91, which were granted at market price. The following table summarizes information about options outstanding at December 31, 1996:

                         Options Outstanding      Options Exercisable
                    -----------------------------------------------------
                              Weighted
                    Number    Average   Weighted  Number    Weighted
                    OutstandingRemainingAverage   ExercisableAverage
                    at DecemberContractualExerciseDecember  Exercise
Range of Exercise Price31, 1996Life     Price     31, 1996  Price
--------------------------------------------------------------------------
$2.61 to $9.79      537,989   4.8 years $ 7.40    305,065   $ 7.26
$11.09 to $16.25    660,609   4.2 years $13.15    427,687   $13.23
$19.25 to $25.00     83,601   1.0 years $22.91     83,601   $22.91
                   ---------                      -------
                   1,282,199  4.2 years $11.37    816,353   $11.99
                   =========                      =======


     --------------------------------
Changes in options outstanding are summarized as follows:

                                             Weighted
                                             Average
                              Shares         Option Price
                              ------         ------------

Balance, December 31, 1993    1,759,091      $14.98
Granted                         193,551      $13.33
Exercised                       (31,450)     $ 5.66
Canceled                       (233,892)     $16.08
                              ----------

Balance, December 31, 1994    1,687,300      $14.80
Granted                         398,210      $12.00
Exercised                      (393,909)     $ 9.27
Canceled                       (292,666)     $16.61
                              ----------

Balance, December 31, 1995    1,398,935      $13.00
Granted                         325,000      $ 9.14
Exercised                        (9,316)     $ 7.92
Canceled                       (432,420)     $15.02
                              ----------

Balance, December 31, 1996    1,282,199      $11.37
                              ==========

At December 31, 1996, 2,329,089 shares of Common Stock were reserved pursuant to stock option plans and warrants.

In July 1993, the Company issued to Hanseatic Corporation warrants to purchase 350,877 unregistered shares of Common Stock in connection with the issuance of subordinated debt (see Note 8). The warrants are exercisable at $14.25 per share and expire on July 26, 1998. Paul Biddelman, a director of the Company, is Treasurer of Hanseatic.

11.  RELATED PARTY TRANSACTIONS:
     --------------------------
On July 3, 1992, Ringwood Limited ("Ringwood"), and Douglas K. Chick and Brian Chandler, both directors of the Company, entered into an agreement whereby Ringwood executed to the Company a secured, non-recourse promissory note (the "Note") in the amount of $3,624,000 which bore interest at Citibank's prime rate plus 2-1/2%, was originally due July 3, 1995, and was secured by a pledge (the "Pledge") to the Company by Ringwood and Messrs. Chick and Chandler of 255,801 shares (the "Shares") of the Company's stock beneficially owned by them.

     --------------------------------------
On May 21, 1995, the Company extended the maturity date of the Note to July 3, 1996 (the "Maturity Date"), and in December 1995 the interest payment otherwise due in January 1996 was postponed to be due on a date (the "Extension Date") no later than 30 days after the date of first publication of the Company's operating results covering at least a 30-day period after the consummation of the IMA Merger. At the Extension Date, Ringwood had defaulted in the payment to the Company of its interest payment postponed as aforesaid, and on the Maturity Date had defaulted in payment of the principal amount of the Note. Effective in August 1996, the Company foreclosed on the Shares in full satisfaction of the obligation of Ringwood and Messrs. Chick and Chandler under the Note and the Pledge. The amount of the Note plus accrued interest to the date of foreclosure has been recorded in treasury stock.

Krugman, Chapnick and Grimshaw provides legal services to the Company. The Company paid Krugman, Chapnick and Grimshaw $815,000, $1,766,000 and $755,000 in 1996, 1995 and 1994, respectively, for legal services provided, together with reimbursement of out-of-pocket expenses of $151,000, $248,000 and $162,000, respectively. James D. Krugman, a partner at Krugman, Chapnick and Grimshaw, is a director of the Company.

12.  LICENSEES:
     ---------
The Company markets the Insituform Process and the NuPipe Process in selected territories by utilization of licensees. The bulk of the trenchless repair and rehabilitation services has historically been performed for municipalities, and the Company expects this to remain the largest part of the licensees' business for the foreseeable future.

The Insituform Process license agreements require royalty payments based upon 5% to 8% (generally 8% in the U.S.) of the gross contract price, as defined, often with varying minimum annual royalties.

In addition to an initial license fee, the NuPipe Process license agreements require continuing royalty payments based upon 6.75% to 8% of the gross contract price, as defined.

The former stockholders of NuPipe, Inc. were entitled to receive 35% of the royalty income collected by the Company in connection with NuPipe technology acquired by the Company in 1988. In March 1995, the Company exercised an option, granted in October 1994, to acquire such parties' interest in such payments in exchange for issuance of the Company's promissory notes aggregating $1,000,000. The notes are payable in quarterly installments over three years and bear interest at 5.4% per annum.

13.  OTHER INCOME (EXPENSE):
     ----------------------
Other income (expense) is comprised of the following at December 31 (in thousands):

                               1996       1995     1994
                              ------    -------   -------
Investment income             $1,059    $ 1,177   $   959
Litigation settlement (Note 17)  -       (3,547)    -
Casualty gain                   -           722     -
Miscellaneous                    231        (79)       53
                              ------    --------  -------
                              $1,290    $(1,727)  $ 1,012
                              ======    ========  =======

14.  TAXES ON INCOME:
     ---------------
Deferred federal income taxes are not provided on the unremitted earnings of foreign subsidiaries since it has been the practice and is the intention of the Company to continue to reinvest these earnings in the business outside the United States. It is not practicable to estimate the amount of the unrecognized deferred tax liability on such earnings.

Net deferred tax assets consist of the following at December 31 (in thousands):

                                          1996           1995
                                        --------       --------
     DEFERRED INCOME TAX ASSETS
       Net operating loss carryforwards $  5,527       $  5,391
       Foreign tax credit carryforwards      828          1,650
       Accrued compensation                1,005            943
       Inventory valuation                   752            706
       Accrual for pending litigation
        and claims                           356            660
       Restructuring provision             2,580          1,675
       Other                               1,107            534
                                        ---------      ---------
     Gross deferred income tax assets     12,155         11,559
     Valuation allowance                  (3,056)        (3,767)
                                        ---------      ---------
     Total deferred income tax assets      9,099          7,792
                                        ---------      ---------
     DEFERRED INCOME TAX LIABILITIES
       Depreciation                       (4,219)        (4,211)
       Patent defense cost                  (905)          -
       Other                              (1,024)          (909)
                                        ---------      ---------
     Total deferred income tax liabilities  (6,148)      (5,120)
                                        ---------      ---------
     Net deferred income tax assets     $  2,951       $  2,672
                                        =========      =========

     ---------------------------
The Company has recorded deferred tax assets of $2,951,000 reflecting the benefit of $5,527,000 in loss carryforwards and $828,000 in foreign tax credit carryforwards. Realization is dependent upon generating sufficient taxable income in the applicable jurisdictions and, in some instances, prior to the expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods, as applicable are reduced.

Income (loss) from continuing operations before taxes on income is as follows for the years ended December 31 (in thousands):

                                    1996      1995      1994
                                   -------   ------    ------
     Domestic                      $10,182   $1,897    $22,375
     Foreign                           (769)  1,733      4,459
                                   --------  ------    -------
     Totals                        $ 9,413   $3,630    $26,834
                                   ========  ======    =======

Provisions for taxes on income from continuing operations consist of the following components for the years ended December 31 (in thousands):

                                    1996      1995      1994
                                   ------    ------    ------
     Current:
       Federal                     $2,953    $1,225    $  7,474
       Foreign                      1,708     2,154       1,715
       State                          735       827       1,270
                                   -------   -------   ---------
                                    5,396     4,206      10,459
                                   -------   -------   ---------
     Current tax benefit related to
      exercise of stock options        15       530          85
                                   -------   -------   ---------
     Deferred:
       Federal                       1,334     (622)       (124)
       Foreign                        (569)     (54)         66
       State                          (243)     (73)        (29)
     Adjustments to beginning of year
      valuation allowance             (948)      -         -
                                   --------  -------   ---------
                                      (426)    (749)        (87)
                                   --------  -------   ---------
     Total taxes on income         $ 4,985   $3,987    $ 10,457
                                   ========  =======   =========
/TABLE

     ---------------------------
A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

                                    1996      1995      1994
                                   ------    ------    ------
     Income taxes at U.S. federal
      statutory tax rate           34.0%     34.0%     34.0%
     Increase (decrease) in taxes
      resulting from:
        State income taxes, net of
          federal income tax benefit 2.6     13.7       3.1
        Tax amortization of intangibles(8.4)     (21.5)(2.9)
        Tax benefit not currently
          recognizable on losses of
          subsidiaries               -       10.0       0.5
        Merger costs capitalized for
          tax purposes               -       59.1        -
        Goodwill amortization       8.2      18.3       2.0
        Effect of foreign income taxed
          at foreign rates          7.4      (4.4)     (0.5)
        Other                       9.2       0.6       2.8
                                   -----     -----     -----

     Total taxes on income         53.0%     109.8%    39.0%
                                   =====     ======    =====

Subject to the future taxable income on certain of the Company's subsidiaries, the Company has available tax operating loss carryforwards as follows:

                            Amount      Expiration
Jurisdiction             (in thousands)    date
------------             -------------- ----------

United Kingdom           $11,077        Indefinite
France                       113              2001
Puerto Rico                1,779         2000-2003
U.S. State                11,967         2004-2010
U.S. Federal               3,726         1997-2011

15.  DISCONTINUED OPERATIONS:
     ------------------------
On December 30, 1993, the Company adopted a plan to discontinue the operation of its division engaged in the off-site rehabilitation of downhole tubulars for the oil and gas industry, yet was unable to sell the business during 1994. As a result, the Company decided to liquidate the division's assets, and during the fourth quarter of 1994, a provision of $1,164,000 (net of applicable income taxes of $627,000) was made to write down the assets to their estimated liquidation values and accrue the estimated costs of closing the operation. The division's revenue for the year ended December 31, 1994 was $1,137,000.

16.  SEGMENT AND GEOGRAPHIC INFORMATION:
     -----------------------------------
The Company's continuing operations include the following reportable segments:

     "Pipeline Technology" - includes licensing, selling and servicing trenchless, on-site pipeline reconstruction technology and products.

     "Construction" - includes the installation of trenchless pipeline reconstruction materials as well as nontrenchless pipeline construction.

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

Financial information by industry segment is as follows at December 31 (in thousands):

                                    1996      1995      1994
                                   ------    ------    ------
     PIPELINE TECHNOLOGY
       Revenues:
         Unaffiliated companies    $ 21,735  $ 25,299  $ 29,439
         Intersegment                51,420    45,582    36,993
                                   --------  --------  --------
         Total revenues              73,155    70,881    66,432
                                   --------  --------  --------
       Operating income              18,428    16,642    25,582
       Identifiable assets           25,494    29,699    24,036
       Capital expenditures           2,133       750       950
       Depreciation and amortization   1,628    1,569     1,465

     CONSTRUCTION
       Revenues                    $268,198  $246,904  $193,732
       Operating income               7,908     5,479    11,972
       Identifiable assets          218,096   211,543   183,168
       Capital expenditures          15,881    15,557    17,434
       Depreciation and amortization  17,141   14,961    10,130

     ELIMINATIONS AND CORPORATE ITEMS
       Revenues                    $(51,420) $(45,582) $(36,993)
       Operating loss               (11,990)  (10,371)   (8,322)
       Identifiable assets           24,354    19,058    20,423
       Capital expenditures             173       190        88
       Depreciation and amortization     411      269       287

     ----------------------------------------------

                                    1996      1995      1994
                                   ------    ------    ------
     CONSOLIDATED
       Revenues                    $289,933  $272,203  $223,171
       Operating income              14,346    11,750    29,232
       Identifiable assets          267,944   260,300   227,627
       Capital expenditures          18,187    16,497    18,472
       Depreciation and amortization  19,180   16,799    11,882

Financial information by geographic area is as follows at December 31 (in thousands):

                                    1996      1995      1994
                                   ------    ------    ------
     UNITED STATES
       Revenues:
         Unaffiliated companies    $220,848  $202,555  $160,378
         Between geographic areas    43,986    40,243    32,740
                                   --------  --------  --------
          Total revenues            264,834   242,798   193,118
                                   --------  --------  --------
         Operating income            19,291    11,055    24,373
         Identifiable assets        204,598   202,165   182,380

     CANADA
       Revenues:
         Unaffiliated companies    $ 16,955  $ 28,620  $ 27,304
         Between geographic areas     1,305     1,617     1,190
                                   --------  --------  --------
          Total revenues             18,260    30,237    28,494
                                   --------  --------  --------
          Operating income            2,179     1,674     1,849
          Identifiable assets        18,541    21,233    21,851

     EUROPEAN COMMUNITY
       Revenues:
         Unaffiliated companies    $ 32,934  $ 21,566  $ 18,014
         Between geographic areas     4,516     2,325     2,636
                                   --------  --------  --------
          Total revenues             37,450    23,891    20,650
                                   --------  --------  --------
          Operating income            4,018     8,253     9,408
          Identifiable assets        29,533    20,959    10,971

     ASIA
       Revenues:
         Unaffiliated companies    $  7,137  $  8,048  $  6,182
         Between geographic areas     1,613     1,256       427
                                   --------  --------  --------
               Total revenues         8,750     9,304     6,609
                                   --------  --------  --------

     ----------------------------------------------

                                    1996      1995      1994
                                   ------    ------    ------

          Operating income         $  1,208  $    440  $    476
          Identifiable assets         3,186     4,162     2,477

     SOUTH AMERICA
       Revenues:
         Unaffiliated companies    $  9,805  $  9,740  $ 11,252
         Operating income (loss)       (360)      786     1,739
         Identifiable assets          6,969     4,806     5,071

     OTHER
       Revenues:
         Unaffiliated companies    $  2,254  $  1,674  $     41
         Between geographic areas      -          141      -
                                   --------  --------  --------
          Total revenues              2,254     1,815        41
                                   --------  --------  --------
          Operating loss               -         (796)     -
          Identifiable assets          -         -         -

     ELIMINATIONS AND CORPORATE ITEMS
       Revenues:
         Between geographic areas  $(51,420) $(45,582) $(36,993)
         Operating loss             (11,990)   (9,662)   (8,613)
         Identifiable assets          5,117     6,975     4,877

     CONSOLIDATED
       Revenues                    $289,933  $272,203  $223,171
       Operating income              14,346    11,750    29,232
       Identifiable assets          267,944   260,300   227,627

17.  COMMITMENTS AND CONTINGENCIES:
     -----------------------------
Leases

The Company leases a number of its administrative operations facilities under noncancellable operating leases expiring at various dates through 2020. In addition, the Company also leases certain construction and automotive equipment on a multi-year, monthly, or daily basis. Rent expense under all operating leases for 1996, 1995 and 1994 was $8,837,000, $6,000,000 and $3,326,000,
respectively.

At December 31, 1996, the future minimum lease payments required under the noncancellable operating leases were as follows (in thousands):

     Year ending December 31, Minimum lease payments
     ------------------------ ----------------------
     1997                          $3,164
     1998                           2,657
     1999                           1,639
     2000                             981
     2001                             509
     After 2001                       830
                                   ------
     Total                         $9,780
                                   ======

Employment Agreements

The Company and certain of its subsidiaries have employment contracts with various officers with remaining terms ranging from six months to three years at amounts approximating their current levels of compensation. The companies' minimum aggregate commitment at December 31, 1996 under such contracts was approximately $1,929,000.

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

     -----------------------------------------
Retirement Plans

The Company maintains profit sharing/401(k) plans which cover substantially all eligible domestic employees. Company profit sharing contributions are discretionary. Under the terms of its 401(k) features, the plan also provides for the Company to contribute 100% of the participating employee's contribution up to 3% of the employee's salary, and 50% of the next 2% of the employee's salary. Certain recently acquired domestic subsidiaries had continued to maintain their pre-existing profit sharing plans during 1995 and 1996 until such time as their employees could be added to the Company's plan. As of July 1, 1996, all non-union employees had been added to the Company's plan. Total contributions to the domestic plans were $2,447,000, $1,401,000 and $815,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

In addition, certain foreign subsidiaries maintain various other defined contribution retirement plans. Company contributions to such plans for the years ended December 31, 1996, 1995 and 1994 were $107,000, $136,000 and $125,000, respectively.

Paltem License

Pursuant to a license agreement with Ashimori Industry Co., Ltd., the Company holds the exclusive rights to use the patents, trademarks and know-how related to Ashimori products, including Paltem-HL, for substantially all of North America. In connection with the license, the Company paid Ashimori an initial licensee fee of $100,000 and is required to remit ongoing royalties ranging from 5% to 7% of revenues from Paltem process installations.

Other

At December 31, 1996, $2,080,000 in stand-by letters of credit were outstanding under the Company's SunTrust facility. The Company has outstanding letter of credit commitments totaling $450,000 from Texas Commerce Bank to its insurance carriers. Cash equivalents totaling $464,000 are pledged to secure these commitments at December 31, 1996. At December 31, 1996, the Company's U.K. subsidiary had outstanding performance bonds aggregating Pound Sterling 416,000 (US$712,000).

18.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:
     ---------------------------------------------
For financial instruments bearing a variable interest rate, it is presumed that recorded book values are reasonable estimates of fair value. For all other financial instruments, the following methods and assumptions are used to estimate fair values:

Cash and cash equivalents, receivables, accounts payable and accrued expenses

     ---------------------------------------------------------

Recorded book values are a reasonable estimate of fair value.

Long-term debt

Current market values for debt instruments with fixed interest rates are estimated based on borrowing rates currently available to the Company for loans with similar terms. At December 31, 1996 and 1995, the estimated fair value of debt instruments with fixed interest rates was approximately $5.2 million and $7.7 million, respectively, as compared with a carrying value of such instruments of $5.3 million and $8.5 million, respectively.

The remaining assets and liabilities of the Company are not considered financial instruments and have not been valued differently than is customary under historical cost accounting.

19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
     ---------------------------------------------

                           1st       2nd       3rd       4th
                         -------   -------   -------   ------
                           (In thousands, except per share data)
Year ended December 31, 1996:
  Revenues               $68,110   $71,769   $70,647   $79,407
  Operating income (loss)  5,180     7,489     6,625    (4,948)(A)
  Net income (loss)        2,250     3,830     3,416    (5,004)(A)
  Earnings (loss) per share    .08     .14       .13      (.19)

Year ended December 31, 1995:
  Revenues               $62,266   $69,621   $69,893   $70,423
  Operating income (loss)  6,434     8,618     7,782   (11,084)(A)
  Net income (loss)        3,420     2,143(B)  4,223   (10,752)(A)
  Earnings (loss) per share    .13     .08       .15      (.40)

(A) See Note 1 for information relative to unusual charges recorded in the fourth quarters of 1996 and 1995.
(B) See Notes 13 and 17 for information relative to the charge recorded against second quarter 1995 income in connection with the settlement of certain litigation.

                     INDEX TO EXHIBITS(1)(2)

3.1   -  Certificate of Incorporation of the
          Company (Incorporated by reference to
          Exhibit 4(iii) to the Registration
          Statement Form S-8 No. 33-63953).

3.2   -  By-Laws of the Company (Incorporated
          by reference to Exhibit 3.2 to the
          Annual Report on Form 10-K for the
          fiscal year ended December 31, 1995).

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

10.3  -  Agreement of Purchase and Sale dated
          as of October 21, 1994 among Gelco
          Services, Inc., Gelco NuPipe, Inc.,
          GelTech Constructors, Inc., Gelco
          Corporation, Mar-Tech Insituform Ltd.
          and the stockholders thereof, the
          Company and GCO Acquisition Corp.
          (Incorporated by reference to Exhibit
          2(a) to the Current Report on Form 8-K
          dated October 21, 1994), together with
          Supplemental Agreement dated March 21,
          1995 among the Company, GCO Acquisition
------------------------
1 The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.

2 Pursuant to Reg. Section 229.601, does not include certain instruments with respect to long-term debt of the Company and its consolidated subsidiaries not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.

          Corp., James D. Monaghan, Richard D. Beck, as Trustee of The Richard D. Back Revocable
          Trust, D. Robert Innis, J.R. Investments Co., and Pipe Recon Products Ltd. (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.4 - Agreement dated as of October 21, 1994, among the Company, NuPipe, Inc., James
          D. Monaghan, Richard D. Beck and Campbell
          H. Steketee, Jr. (Incorporated by reference to Exhibit 2(o) to the Current Report on Form 8-K dated October 21, 1994).

10.5 - Amended and Restated License Agreement dated as of September 9, 1994 among Insituform Mid-America, Inc., Ashimori
          Industry Co., Ltd. and Ashimori Inter-
          national Limited. (Incorporated by refer-ence to Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended
          December 31, 1996).

10.6 - Form of Note Purchase Agreements dated as of February 14, 1997 among the Company and, respectively, each of the lenders listed therein.

10.7  -  Credit Agreement dated October 25, 1995
          among the Company, the lenders listed
          therein and SunTrust Bank, Nashville,
          National Association, as agent (In-
          corporated by reference to Exhibit 5(a)
          to the Current Report on Form 8-K dated
          October 25, 1995), together with Re-
          volving Credit Notes each dated October
          25, 1995 executed by the Company to,
------------------------
1 The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.

2 Pursuant to Reg. Section 229.601, does not include certain instruments with respect to long-term debt of the Company and its consolidated subsidiaries not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.

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

10.8 -   Employment Agreement dated as of July
          3, 1992 between the Company and James
          D. Krugman (Incorporated by reference
          to Exhibit 10.53 of Registration
          Statement on Form S-4 No. 33-53772).

10.9 -   Amendment dated November 18, 1996 to
          Employment Agreement between the
          Company and James D. Krugman.(3)

10.10 - Agreement dated October 25, 1995 between the Company and Jerome Kalishman
          (Incorporated by reference to Exhibit
          2(b) to the Current Report on Form 8-K
          dated October 25, 1995).(3)


------------------------
1 The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.

2 Pursuant to Reg. Section 229.601, does not include certain instruments with respect to long-term debt of the Company and its consolidated subsidiaries not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.

3    Management contract or compensatory plan or arrangement.

10.11 -  Amendment dated November 18, 1996 to
          Agreement between the Company and
          Jerome Kalishman.(3)

10.12 -  Consulting Agreement dated October 25,
          1995 between the Company and Jerome
          Kalishman (Incorporated by reference to
          Exhibit 2(c) to the Current Report on
          Form 8-K dated October 25, 1995).(3)

10.13 - Letter Agreement dated November 18, 1996 between the Company and Anthony W.
          Hooper.(3)

10.14 -  Employment Agreement dated October 25,
          1995 between the Company and Robert
          W. Affholder (Incorporated by reference
          to Exhibit 2(d) to the Current Report
          on Form 8-K dated October 25, 1995).(3)

10.15 -  Employment Agreement dated December 17,
          1993 between Insituform Mid-America, Inc.
          and Franklin T. Driver (Incorporated by
          reference to Exhibit 10.14 to the Annual
          Report on Form 10-K for the fiscal year
          ended December 31, 1995).(3)

10.16 -  Registration Rights Agreement dated as
          of October 19, 1992, among the Company,
          Interstate Properties, and the Ringwood
          Group consisting of Parkwood Limited,
          as trustee of the Anthony Basmadjian
          "P" Settlement, Barford, as trustee of
          the Anthony Basmadjian Settlement,
          Ringwood Limited, Brian Chandler and
          Douglas K. Chick. (Incorporated by
          reference to Exhibit 10.54 of Registra-
          tion Statement on Form S-4 No. 33-53772).
------------------------
1 The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.

2 Pursuant to Reg. Section 229.601, does not include certain instruments with respect to long-term debt of the Company and its consolidated subsidiaries not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.

3    Management contract or compensatory plan or arrangement.

10.17 -  Registration Rights Agreement dated as of
          September 1, 1995 among the Company,
          Xanadu Investments L.P. and Robert W.
          Affholder (Incorporated by reference to
          Exhibit 10.29 of Registration Statement
          on Form S-4 No. 33-62677).

10.18 -  Equipment Lease dated as of October 10,
          1989 between A-Y-K-E Partnership and
          Affholder, Inc. (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended
          December 31, 1995).

10.19 -  1983 Stock Option Plan of the Company
          (Incorporated by reference to Exhibit
          10.48 to the Annual Report on Form 10-K
          for the fiscal year ended December 31, 1991).(3)

10.20 -  1992 Employee Stock Option Plan of the
          Company.

10.21 -  1992 Director Stock Option Plan of the
          Company.

10.22 -  INA Acquisition Corp. Stock Option Plan
          (Incorporated by reference to Exhibit
          10.58 to Registration Statement on Form
          S-4 No. 33-53772).(3)

10.23 -  Insituform Mid-America, Inc. Stock Option
          Plan, as amended (Incorporated by reference
          to Exhibit 4(i) to the Registration
          Statement on Form S-8 No. 33-63953).(3)
------------------------
1 The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.

2 Pursuant to Reg. Section 229.601, does not include certain instruments with respect to long-term debt of the Company and its consolidated subsidiaries not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.

3    Management contract or compensatory plan or arrangement.

10.24 -  Form of Directors' Indemnification
          Agreement (Incorporated by reference
          to Exhibit 10.47 to the Annual Report
          on Form 10-K for the fiscal year
          ended December 31, 1988).(3)

21   -   Subsidiaries of the Company.

23.1 -   Consent of Arthur Andersen LLP.

23.2 -   Consent of BDO Seidman, LLP.










------------------------
1 The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.

2 Pursuant to Reg. Section 229.601, does not include certain instruments with respect to long-term debt of the Company and its consolidated subsidiaries not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.

3    Management contract or compensatory plan or arrangement.

24   -   Power of Attorney (See "Power of
          Attorney" in the Annual Report on
          Form 10-K).

27   -   Financial Data Schedule, which is
          submitted electronically to the
          Securities and Exchange Commission
          for information only and not filed.