Form 10-K/A
period 1996-12-31
INSITUFORM TECHNOLOGIES INC
filed 1997-04-29
CIK 353020

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

                Commission file number 0-10786

                 INSITUFORM TECHNOLOGIES, INC.
   --------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Delaware                               13-3032158
 -------------------------------               ---------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

      1770 Kirby Parkway, Suite 300
          Memphis, Tennessee                         38138
----------------------------------------          ------------
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

          Class A Common Stock, $.01 par value,
           as of March 15, 1997.................26,915,752 shares


              DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents, all or portions of which are incorporated by reference herein, and the part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the 1997 Annual Meeting of Stockholders-
Part III.

                        AMENDMENT NO. 1

     The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as set forth in the pages attached hereto:

          Item 10.  Directors and Executive Officers of the
                    Registrant

          Item 11.  Executive Compensation

          Item 12.  Security Ownership of Certain Beneficial
                    Owners and Management

          Item 13.  Certain Relationships and Related
                    Transactions

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     Certain biographical information concerning the directors of Insituform Technologies, Inc. (the "Company") is set forth below.
Such information was furnished by them to the Company.

Name of Director       Age    Biographical Information
----------------       ---    ------------------------
Robert W. Affholder     61    Senior Executive Vice President of
                              the Company since August 1996;
                              Senior Vice President-Chief
                              Operating Officer of North
                              American Contracting Operations of
                              the Company from October 1995 to
                              August 1996; Vice Chairman,
                              Insituform Mid-America, Inc.
                              ("IMA"), from 1993 to 1995;
                              President of IMA from 1994 to 1995
                              and from prior to 1992 to 1993;
                              Director of the Company since
                              1995.

Paul A. Biddelman       51    Treasurer, Hanseatic Corporation
                              (private investment company) since
                              1992; Managing Director, Clements
                              Taee Biddelman Incorporated
                              (financial advisors) from 1991 to
                              1992; Director: Celadon Group,
                              Inc., Electronic Retailing Systems
                              International, Inc., Premier Parks
                              Inc., Petroleum Heat & Power
                              Company, Inc., Oppenheimer Group,

Name of Director       Age    Biographical Information
----------------       ---    ------------------------
                              Inc., Star Gas Corporation
                              (general partner of Star Gas
                              Partners, L.P.); Director of the
                              Company since 1988.

Brian Chandler          71    Private investor since prior to
                              1992; consultant to the Company
                              from prior to 1992 to 1994;
                              Director of the Company since
                              1987.

Douglas K. Chick        73    Private investor since prior to
                              1992; consultant to the Company
                              from 1991 to 1994; Director of the
                              Company since 1990.

William Gorham          66    President, The Urban Institute
                              (government policy research) since
                              prior to 1992; Director of the
                              Company since 1992.

Anthony W. Hooper       49    President and Chief Executive
                              Officer of the Company since
                              November 1996; successively,
                              Senior Vice President Marketing
                              and Senior Vice President-
                              Marketing and Technology of the
                              Company from 1993 to November
                              1996; President of Huyck
                              Formex/Weavexx Corporation
                              (industrial textile and process
                              equipment manufacturer), a
                              subsidiary of BTR, Inc., from 1992
                              to November 1993; Director of the
                              Company since 1996.

Jerome Kalishman        69    Chairman of the Board of the
                              Company since November 1996;  Vice
                              Chairman of the Board of the
                              Company from October 1995 to
                              November 1996; Chairman and Chief
                              Executive Officer of IMA from
                              prior to 1992 to 1995; Director of
                              the Company since 1995.


Name of Director       Age    Biographical Information
-----------------      ---    ------------------------
James D. Krugman        48    Partner, Krugman, Chapnick &
                              Grimshaw (attorneys) since prior
                              to 1992; Chairman of the Board of
                              the Company from 1988 to November
                              1996; Director: Hayward
                              Industries, Inc.; Director of the
                              Company since 1987.

Steven Roth             55    General Partner, Interstate
                              Properties (real estate
                              development and construction)
                              since prior to 1992; Chairman and
                              Chief Executive Officer, Vornado
                              Realty Trust (real estate
                              operating company) since 1990;
                              Chief Executive Officer of
                              Alexander's, Inc. since 1995;
                              Director: Vornado Realty Trust,
                              Alexander's, Inc.; Director of the
                              Company since 1992.

Alvin J. Siteman        69    Chairman of the Board of Mark
                              Twain Bancshares, Inc. since prior
                              to 1992; President of Flash Oil
                              Corporation, Site Oil Corporation,
                              Site Oil Company of Missouri and
                              The Siteman Organization (oil and
                              real estate) since prior to 1992;
                              Director of the Company since
                              1995.

Silas Spengler          66    Managing Director, Webb Johnson
                              Associates, Inc. (executive
                              recruiter) since January 1997;
                              Principal, Sullivan Associates,
                              Inc. (board of directors search
                              firm) from 1994 until 1997;
                              Partner, Reid & Priest (attorneys)
                              from 1992 to 1994; Partner,
                              Spengler Carlson Gubar Brodsky &
                              Frischling (attorneys) through
                              1992; Director of the Company
                              since 1987.


Name of Director       Age    Biographical Information
-----------------      ---    ------------------------
Sheldon Weinig          69    Adjunct Professor at Columbia
                              University since 1994 and at State
                              University of New York, Stony
                              Brook, since 1993; Consultant,
                              Sony Engineering and Manufacturing
                              of America from 1994 to 1996, and
                              Vice Chairman from prior to 1992
                              to 1994; Director: Aseco
                              Corporation, Intermagnetics
                              General Corporation; Director of
                              the Company since 1992.

Russell B. Wight, Jr.   57    General Partner, Interstate
                              Properties (real estate
                              development and construction)
                              since prior to 1992; Director:
                              Vornado Realty Trust, Alexander's,
                              Inc.; Director of the Company
                              since 1992.

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

     In October 1995, in connection with the transaction pursuant to which the Company's wholly-owned subsidiary, ITI Acquisition
Corp. ("ITI Sub"), merged into and with IMA so that IMA became a wholly-owned subsidiary of the Company (the "IMA Merger"), the Company's certificate of incorporation was further amended to replace certain other terms added in connection with the IGL Acquisition and provide for the appointment of directors and filling of vacancies on the Board as contemplated by the Agreement and Plan of Merger dated as of May 23, 1995 among the Company, ITI Sub and IMA (the "IMA Merger Agreement"). Pursuant to the IMA Merger Agreement, the Board of Directors includes:
Messrs. Affholder, Biddelman, Chick and Roth, for a term expiring at the 1997 annual meeting of stockholders of the Company ("Class
II Directors"); Messrs. Chandler, Kalishman, Krugman and Wight for a term expiring at the 1998 annual meeting of stockholders of the Company ("Class III Directors") and Messrs. Gorham, Siteman,

Spengler and Weinig, for a term expiring at the 1999 annual meeting of stockholders of the Company ("Class I Directors"). Such directors are grouped as follows: (i) Messrs. Biddelman, Chandler, Chick, Krugman and Spengler constitute the "INA Group";
(ii) Messrs. Gorham, Roth, Weinig and Wight constitute the "IGL Group"; and (iii) Messrs. Affholder, Kalishman and Siteman constitute the "IMA Group". The members of the INA Group and the IGL Group were directors of the Company prior to the IMA Merger, and the IMA Group was designated for appointment by IMA. The Company has further agreed that during the period from the consummation of the IMA Merger until December 9, 1998 (the "Term"), the Company will nominate and recommend for re-election to its Board of Directors, upon expiration of their terms, the Class I Directors, the Class II Directors and the Class III Directors. If, during the Term, any director resigns or is unable to serve for any reason, such vacancy will be filled with a designee chosen by the remaining members of that director's group, and thereafter the Company will nominate and recommend such designee for election to the Board of Directors of the Company.

     In November 1996, Mr. Hooper was appointed to the vacancy on the Board created by the resignation of Jean-Paul Richard, who had served as a Class III Director but was not designated as part of any director's group as aforesaid.

     For information concerning the executive officers of the Company, see pages 24 through 26 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as originally filed, under the caption "Item 1. Business-Executive Officers", which information is incorporated herein by reference.

     No family relationship exists between any of the directors or executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of copies of reports received by it pursuant to Section 16(a) of the Securities Exchange Act of 1934, and the written representations of its incumbent directors and officers, and holders of more than ten percent of any registered class of the Company's equity securities, the Company believes that during 1996 all filing requirements applicable to its directors, officers and ten percent holders under said section were satisfied, except that Mr. Gorham reported on a Form 5 filed subsequent to the due date thereof one open market sale of 5,750 shares of Common Stock required to have been reported earlier on Form 4.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

DIRECTOR COMPENSATION

     Each director of the Company who is not an operating officer of the Company is entitled to receive compensation in the amount of $12,000 per annum and $1,000 per meeting of the Board of Directors attended by such director, plus reimbursement of his expenses.

     In November 1996, the Company supplemented its prior arrangements with Jerome Kalishman to provide that the appointment of him as Chairman of the Board of Directors, and his service in such position, would, during the period thereof, substitute for the Company's and his respective obligations undertaken in October 1995 in connection with the IMA Merger, under which Mr. Kalishman became Vice Chairman of the Board for a term expiring on December 9, 1998 at an annual salary of $100,000. Upon completion of the IMA Merger, the Company also entered into a consulting agreement with Mr. Kalishman pursuant to which the Company engaged Mr. Kalishman as a consultant in connection with the business of the Company for a two year term at an annual fee of $150,000. Such agreements are terminable by Mr. Kalishman at any time upon at least 60 days' written notice, and are terminable by the Company upon the failure of Mr. Kalishman to perform his duties thereunder owing to illness or other incapacity, if such failure continues for a period of six months, or for other cause (as defined in such agreements). Mr. Kalishman's arrangements with the Company include health insurance benefits and use of an automobile. In the event of Mr. Kalishman's death, such agreements terminate automatically. Mr. Kalishman has also entered into a non-competition agreement with the Company extending from the completion of the IMA Merger until the later of five years thereafter or two years after all service to the Company has ended.

     In November 1996, the Company and James D. Krugman amended the agreement, which became effective on December 9, 1992 upon the closing of the IGL Acquisition, pursuant to which Mr. Krugman served as Chairman of the Board, so as to provide that the Company would thereafter engage Mr. Krugman as consultant to the Company through November 1999. Under the amended arrangements, Mr. Krugman is paid annual amounts, through December 1998, of $100,000. In the event of Mr. Krugman's death, the agreement terminates automatically. Mr. Krugman may cancel the agreement at any time upon 60 days' written notice delivered to the Company, and the Company may terminate the agreement upon the failure of Mr. Krugman to perform his duties thereunder owing to illness or other incapacity, if such failure continues for a period of more than six months, or if Mr. Krugman commits any act in bad faith and to the material detriment of the Company or is convicted of a felony.

     Mr. Krugman also holds: (i) an option granted under the Company's 1992 Director Stock Option Plan (the "Director Plan") on December 13, 1993 covering 95,000 shares of the Company's class A common stock, $.01 par value ("Common Stock"), exercisable for five years after grant at a per share price of $14.50, the closing price of the Common Stock on the NASDAQ National Stock Market on such date, and (ii) an option granted under the Director Plan on November 18, 1996 covering 100,000 shares of Common Stock, exercisable for three years after grant at a per share price of $7.19, the closing price of the Common Stock on the NASDAQ National Stock Market on such date.

     As a consequence of the assumption and exchange of options previously granted by IMA for options granted by the Company, on October 25, 1995 Alvin Siteman, who became a director of the Company upon consummation of the IMA Merger, held options covering 38,335 shares, at exercise prices ranging from $2.61 to $9.79 per share, calculated in accordance with the terms of the IMA Merger (see "Stock Plans" below). In January 1997, Mr. Siteman exercised options with respect to 7,667 shares, at an exercise price of $5.22.

     Anthony W. Hooper holds options covering 150,000 shares granted under the Director Plan in November 1996 in connection with his appointment as President of the Company and a director, in addition to options previously granted to him as an executive officer (see "Certain Agreements with Executive Officers" below). Except as aforesaid, no current director of the Company holds any options granted by the Company.

EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth certain information with respect to compensation for each of the Company's last three completed fiscal years of the Company's Chief Executive Officer and each of the four other most highly-compensated executive officers during the most recent fiscal year:

                  SUMMARY COMPENSATION TABLE

                                                                              Long Term
                                                                             Compensation
                                                  Annual Compensation        ------------
                                 ------------------------------------------   Securities
    Name and                                                 Other Com-       Underlying       All Other
Principal Position               Year    Salary     Bonus    pensation(1)     Options(#)     Compensation
------------------               ----    ------     -----    --------------- ------------    ------------
Anthony W. Hooper                1996   $264,604      --          --           150,000       $ 14,434(3)
 President and Chief             1995    235,000      --          --            25,000          2,405
 Executive Officer(2)            1994    220,000   $100,100    $53,968(4)       12,000         80,730

Jean-Paul Richard                1996    400,619      --          --             --             9,398(6)
 President and Chief             1995    400,000      --          --           100,000         12,542
 Executive Officer (5)           1994    400,000    264,000       --             --            83,405


Robert W. Affholder              1996    250,000      --          --             --            12,000(8)
 Senior Executive Vice           1995    229,167     75,000       --             --            11,531
 President(7)                    1994    225,000      --          --             --             3,509

William A. Martin                1996    186,764      --          --             --             7,049(9)
 Senior Vice President-          1995    175,000      --          --           10,000          14,707
 Chief Financial Officer         1994    165,334     51,709       --            8,000          15,623

Dale T. Harden                   1996    117,049      --          --           50,000          30,857(11)
 Senior Vice President-          1995      --         --          --            --               --
 Chief Operating Officer         1994      --         --          --            --               --
 of North American Con-
 tracting Operations(10)

Raymond Toth                    1996    139,853      --          --             --            12,973(13)
 Vice President-Human           1995    126,353      --          --            8,000           5,113
 Resources(12)                  1994    110,000     40,040      16,353(14)     8,000          53,286

------------------
(1)  Excludes perquisites and other personal benefits unless the aggregate amount of such compensation exceeds the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.

(2)  Mr. Hooper became President and Chief Executive Officer in November 1996, prior to which he was the
     Company's Senior Vice President-Marketing and Technology.

(3)  Represents $6,000 in 401(k) contributions under the Company's 401(k) Profit-Sharing Plan (the
     "Restated Plan"), $6,000 in profit-sharing contributions under the Restated Plan, and $2,434 in term life insurance premiums.

(4)  Includes reimbursement for taxes in the amount of $43,509.

(5)  Mr. Richard resigned from the Company in November 1996.

(6)  Represents $6,000 in 401(k) contributions under the Restated Plan and $3,398 in term life insurance premiums.

(7)  Mr. Affholder became an executive officer of the Company in October 1995 in connection with the IMA
     Merger. Prior to that time he served as Vice Chairman of IMA. Amounts shown for 1994 represent compensation from IMA, and amounts shown for 1995 include compensation from IMA and amounts paid pursuant to the agreements entered into by the Company with Mr. Affholder effective upon completion of the IMA Merger. See "Certain Agreements with Executive Officers" below.

(8)  Represents $6,000 in 401(k) contributions under the Restated Plan, and $6,000 in profit-sharing contributions under the Restated Plan.

(9)  Represents $6,000 in 401(k) contributions under such plan, $6,000 in profit-sharing contributions under the Restated Plan, and $5,049 in term life insurance premiums.

(10) Mr. Harden became an executive officer in June 1996.

(11) Represents $24,653 in relocation expenses, $4,404 in 401(k) contributions under the Restated Plan, and $1,800 in term life insurance premiums.

(12) Mr. Toth became an executive officer of the Company in February 1994.

(13) Represents $5,660 in 401(k) contributions under the Restated Plan, $5,660 in profit-sharing contributions under the Restated Plan, and $1,653 in term life insurance premiums.

(14) Represents reimbursement for taxes.

     Option Grant Table. The following table sets forth certain information regarding options granted by the Company during the year ended December 31, 1996 to the individuals named in the above compensation table:

            OPTION GRANTS IN LAST FISCAL YEAR

                                          Individual Grants                    Potential Realizable
                      -------------------------------------------------------    Value at Assumed
                      Number of                                                Annual Rates of Stock
                      Securities      % of Total                                Price Appreciation
                      Underlying    Options Granted    Exercise                 for Option Term(1)
                        Options      to Employees       Price      Expiration   --------------------
Name                  Granted(#)    In Fiscal Year      ($/sh)        Date         5%         10%
----                  ----------    ----------------   --------    ----------   --------------------
Anthony W. Hooper     100,000(2)       30.8%           $ 7.19      11/18/01     $198,646    $438,957
                       50,000(3)       15.4             15.00      11/18/02      255,072     578,671

Jean-Paul Richard       --             --              --             --            --         --

Robert W. Affholder     --             --              --             --            --         --

William A. Martin       --             --              --             --            --         --

Dale T. Harden         50,000(4)      15.4            9.13        06/03/01      126,123     278,698

Raymond Toth            --             --              --             --            --         --

_________________________

(1)  Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on arbitrarily assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options are granted to their expiration date.

(2)  Ten percent of such option becomes exercisable on the first anniversary of grant, twenty percent thereof on the second anniversary of grant, thirty percent thereof on the third anniversary of grant and forty percent thereof on the fourth anniversary of grant.

(3)  Ten percent of such option becomes exercisable on the second anniversary of grant, twenty percent on the third anniversary thereof, thirty percent on the fourth anniversary thereof and forty percent on the fifth anniversary thereof.

(4)  One quarter of such option became exercisable upon grant, with the remainder becoming exercisable in three equal annual installments thereafter.

/TABLE

     Aggregate Option Exercises and Year-End Option Table. The following table sets forth certain information regarding exercises of stock options, and stock options held as of December
31, 1996, by the individuals named in the above compensation table:

              AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION VALUES

                                                         Number of Securities        Value of Unexercised
                                                        Underlying Unexercised       In-the-Money Options
                                                     Options at Fiscal Year-End(#)      at Year-End($)(1)
                     Shares Acquired    Value        ------------------------------  ---------------------
Name                 on Exercise (#)  Realized($)(1)   Exercisable   Unexercisable  Exercisable  Unexercisable
----                 ---------------  --------------   -----------   -------------  -----------  -------------
Anthony W. Hooper.....     --              --              96,500         165,500         --         18,500

Jean-Paul Richard.....     --              --             300,000           --            --            --

Robert W. Affholder...     --              --               --              --            --            --

William A. Martin.....     --              --              26,000           7,000         --            --

Dale T. Harden........     --              --              12,500          37,500         --            --

Raymond Toth.........      --              --              10,000           6,000         --            --

--------------------
(1)  Calculated on the basis of the fair market value of the underlying securities at the exercise date or at year-end, as the case may be, minus the exercise price.

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

     Both the Employee Plan and the Director Plan are, since
November 1996, administered by the Board of Directors, which is empowered to determine the persons who are to receive options, the number of shares to be subject to each option and whether such options will be incentive stock options or non-qualified stock options. Pursuant to amendments to the Employee Plan adopted in April 1994, the Board of Directors may authorize a committee of the Board constituted for such purpose to allocate options approved in the aggregate by the Board of Directors among employees who are not officers. The exercise price of an option under either the Employee Plan or the Director Plan may not be less than the lesser of the fair market value of the Common Stock on the date of grant of the option, or the tangible book value per share of Common Stock as of the end of the fiscal quarter of the Company immediately preceding the grant, provided that no incentive stock option may be granted at an option price which is less than the market value per share of the Common Stock on the date of grant.

     In October 1995, in connection with the consummation of the IMA Merger, the Company assumed options (the "IMA Options") previously granted under the Insituform Mid-America, Inc. Stock Option Plan upon the same terms and conditions as contained under such plan, except that: (i) each IMA Option became exercisable for that number of shares of the Company's Common Stock into which the number of shares of IMA Class A Common Stock subject to such option immediately prior to the IMA Merger would have been convertible in such transaction if such shares had been outstanding, and (ii) the option price per share of the Company's Common Stock was adjusted to an amount obtained by dividing (x) the exercise price per share in effect on such date times the number of shares of IMA Class A Common Stock previously covered by such IMA Option, by (y) the number of shares of the Company's Common Stock covered by such option as so assumed. As a result of such arrangements, the Company assumed options covering an aggregate of 449,236 shares of Common Stock 384,109 shares of which were covered by options outstanding at April 1, 1997).

CERTAIN AGREEMENTS WITH DIRECTORS AND EXECUTIVE OFFICERS

     The Company's arrangements with Anthony W. Hooper, under which Mr. Hooper became President and Chief Executive Officer in November 1996, provide for an initial annual base salary of $325,000, in addition to bonus payments in an amount up to 50% of base salary. Under such arrangements, and upon appointment of Mr. Hooper to the Company's Board of Directors, the Company granted to Mr. Hooper: (x) a five-year option under the Director Plan, covering 100,000 shares of Common Stock exercisable at a per share price of $7.19 (equal to the closing price of the Common Stock, as quoted on the Nasdaq National Stock Market on the date of grant), which becomes exercisable with respect to 10%, 20%, 30% and 40% of the number of shares covered on the first through fourth anniversaries, respectively, of the date of grant, and (y) an additional six-year option under such plan, covering 50,000 shares of Common Stock exercisable at a per share price of $15.00, which becomes exercisable with respect to 10%, 20%, 30% and 40% of the number of shares covered on the second through fifth anniversaries, respectively, of the date of grant. Such options are in addition to options theretofore granted to Mr. Hooper as an executive officer of the Company, and become immediately exercisable in the event of specified changes in control of the Company.

     Under such arrangements, and consistent with the Company's prior arrangements with Mr. Hooper under which he became an executive officer in November 1993, the Company also provides Mr. Hooper with a car allowance, reimbursement for one country club membership and medical and life insurance benefits. Consistent with the prior arrangements, in the event Mr. Hooper's employment is terminated by the Company other than for cause, the Company would be obligated to pay him amounts equal to twelve months base salary.

     The Company's prior arrangements with Jean-Paul Richard, under which Mr. Richard became President and Chief Executive Officer in November 1993 and served until his resignation in November 1996, in addition to base salary provided for bonus payments in an amount per annum up to 75% of base salary, conditioned on fulfilling performance criteria. As an inducement to his accepting employment with the Company, the Board of Directors authorized the grant to Mr. Richard of a five-year option covering 300,000 shares of Common Stock, issuable upon exercise of such option at a per share price of $16.25 (equal to the closing price of the Common Stock as quoted on the NASDAQ National Stock Market on the date of grant). Such option vested and became exercisable through the option term with respect to 50,000 shares upon commencement of employment, and with respect to the remainder of such shares in October 1995 upon consummation of the IMA Merger and the election of a Board of Directors of the Company other than pursuant to the terms of the IGL Acquisition. The Company's arrangements with Mr. Richard provided that in the event Mr. Richard's employment with the Company was terminated other than for cause, the Company would be obligated to pay severance to Mr. Richard in an amount equal to two years' base salary.

     The Company's arrangements with Robert W. Affholder, entered into in October 1995 in connection with the IMA Merger, provided for Mr. Affholder initially to serve as Senior Vice President-Chief Operating Officer of North American Contracting Operations of the Company, and currently as Senior Executive Vice President, over a term of three years at an annual salary of $250,000. In the event of Mr. Affholder's death, such arrangements terminate automatically, and are terminable by the Company upon the failure of Mr. Affholder to perform his duties thereunder owing to illness or other incapacity, if such illness continues for a period of six months, or for other cause (as defined in such agreement). Mr. Affholder's arrangements with the Company entitle him to participate in medical and other employee benefit plans and to the use of an automobile. Mr. Affholder has also entered into a non-competition agreement with the Company extending from the completion of the IMA Merger until the later of five years thereafter or two years after all service to the Company has ended.

     In connection with the commencement of his employment as chief financial officer of the Company, the Company extended a severance arrangement to William A. Martin pursuant to which, in the event of termination of employment by the Company without cause, the Company will deliver six months' prior notice thereof plus payments equal in amount to six months' base salary.

     The Company's arrangements with Dale T. Harden, in connection with his employment as Senior Vice President in June 1996, provide for an initial annual base salary of $215,000 with a guaranteed bonus opportunity for 1995 equal to 50% of base salary (pro rated over the period of employment during such year) and subject to a maximum of 75% of base salary in subsequent years. Under such arrangements, the Company also granted to Mr. Harden a five-year option under the Employee Plan covering 50,000 shares of Common Stock, exercisable at a per share price of $9.13 (equal to the closing price of the Common Stock as quoted on the Nasdaq National Stock Market on the date of grant). The Company's arrangements with Mr. Harden provide for the Company to extend relocation assistance to him, together with a car allowance, a social club membership and customary welfare benefits.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the year ended December 31, 1996, the Company's
Compensation Committee consisted of James D. Krugman, Paul
Biddelman, William Gorham, Steven Roth and Alvin J. Siteman.

     James D. Krugman, in addition to Howard Kailes, Secretary of the Company, are members of the law firm of Krugman, Chapnick & Grimshaw. During the year ended December 31, 1996, Krugman, Chapnick & Grimshaw received fees for legal services rendered to the Company of $815,000, together with reimbursement of out-of-pocket expenses of $151,000. It is expected that Krugman, Chapnick & Grimshaw will continue to render legal services to the Company in the future.

     In order to finance a portion of the purchase price for its acquisition of Insituform Midwest, Inc., in July 1993 the Company sold its 8.5% senior subordinated note in the principal amount of $5 million (the "Subordinated Note"), and related warrants exercisable with respect to 350,877 unregistered shares of Common Stock, to Hanseatic Corporation ("Hanseatic"), which Hanseatic holds for discretionary customer accounts and an affiliate, as described under "Item 12. Security Ownership of Certain
Beneficial Owners and Management." Paul Biddelman is Treasurer of Hanseatic. Prior to its prepayment in February 1997, the Subordinated Note required quarterly payments of interest at 8.5% per annum and installments of principal in the amount of $1 million on each of the fifth through eighth anniversary dates of closing, with the entire remaining principal due nine years after closing. The Subordinated Note was subordinated to bank and other institutional financing, and purchase money debt incurred in connection with acquisitions of businesses, and was prepayable at the option of the Company, at premiums until the fifth anniversary of closing ranging from 3% to 1% of the amount prepaid ($100,000 paid upon prepayment in February 1997). During the year ended December 31, 1996, the Company paid to Hanseatic $425,000 in interest on the Subordinated Note. In February 1997, the Company prepaid all amounts outstanding under the Subordinated Note. The warrants remain exercisable, at the election of the holder, through July 26, 1998, at a price per share of Common Stock of $14.25, and such shares are entitled to demand and incidental registration rights.

     Steven Roth is a member of a partnership which holds certain registration rights extended by the Company. See "Item 13.
Certain Relationships and Related Transactions," which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------

     The following table sets forth certain information as of April 1, 1997 with respect to the number of shares of Common Stock owned by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company who owned beneficially any shares of Common Stock, (iii) each executive officer of the Company named in the summary compensation table under "Item 11. Executive Compensation," and (iv) all directors and executive officers of the Company as a group:

                                                                Number of Shares
                                                                of Common Stock        Percent
      Beneficial Owner                                        Beneficially Owned(1)    of Class
      ----------------                                        ---------------------    --------
Jerome and Nancy F. Kalishman...................               3,097,848(2)             11.5%
 17988 Edison Avenue
 Chesterfield, Missouri 63005

T. Rowe Price Associates, Inc................                  2,667,825(3)              9.9
 100 East Pratt Street
 Baltimore, Maryland 21202

Interstate Properties
 Park 80 West-Plaza Two
 Saddle Brook, New Jersey 07663(4)...........                  1,660,072                 6.2

  David Mandelbaum
   80 Main Street
   West Orange, New Jersey 07052.............                  1,660,072(5)              6.2

  Steven Roth
   Park 80 West-Plaza Two
   Saddle Brook, New Jersey 07663............                  1,670,072(5)              6.2

                                                                Number of Shares
                                                                of Common Stock        Percent
      Beneficial Owner                                        Beneficially Owned(1)    of Class
      ----------------                                        ---------------------    --------
  Russell B. Wight, Jr.
   Park 80 West-Plaza Two
   Saddle Brook, New Jersey 07663............                  1,664,744(5)              6.2

Robert W. Affholder..........................                  1,307,858(6)              4.9

Paul A. Biddelman............................                    380,877(7)              1.4

Brian Chandler(8)............................                    183,590                    (9)

Douglas K. Chick(8)(10)......................                    964,231                 3.6

William Gorham..............................                      9,425(11)                (9)

James D. Krugman............................                     278,664(12)             1.0

Alvin J. Siteman............................                     246,190(13)                (9)

Silas Spengler..............................                       2,000                    (9)

Sheldon Weinig..............................                      12,099                    (9)

Anthony W. Hooper...........................                     114,800(14)                (9)

Jean-Paul Richard...........................                     310,000(15)             1.1

William A. Martin...........................                      28,000(16)                (9)

Dale T. Harden..............................                      12,500(16)                (9)

Raymond Toth...............................                       12,000(16)                (9)

Directors and Executive
 Officers as a group (19 persons)............                  8,236,755(17)            29.7

--------------------
(1) Except as otherwise indicated, as of April 1, 1997 all of such shares are owned with sole voting and investment power.

(2) Represents: (i) 146,159 shares beneficially owned by Jerome and Nancy F. Kalishman as tenants by the entirety, (ii) 2,869,274 shares beneficially owned by Xanadu
    Investments, L.P. (the general partners of which are The Jerome Kalishman Revocable
    Trust, as to which Jerome Kalishman acts as trustee, and The Nancy F. Kalishman
    Revocable Trust, as to which Nancy F. Kalishman acts as trustee), and (iii) 82,415 shares (the "Fund Shares") beneficially owned by Jerome Kalishman, as trustee of The
    Jerome and Nancy Kalishman Family Fund; Nancy F. Kalishman disclaims beneficial ownership of the Fund Shares. Excludes: (i) 302,463 shares beneficially owned with sole voting and investment power by John Kalishman, (ii) 302,463 shares beneficially owned with sole voting and investment power by James Kalishman, (iii) 302,462 shares beneficially owned with sole voting and investment power by Susan Kalishman, (iv)
    302,463 shares beneficially owned with sole voting and investment power by Thomas
    Kalishman and (v) 115,000 shares held by The Jerome and Nancy F. Kalishman
    Irrevocable Grandchildren's Trust, as to which John, James, Susan and Thomas
    Kalishman (all of whom are children of Jerome and Nancy F. Kalishman) act as co-
    trustees and have shared voting and investment power; Jerome and Nancy F. Kalishman disclaim beneficial ownership of such shares.

(3) Includes 1,087,125 shares beneficially owned by T. Rowe Price New Horizons Fund, Inc.
    (the "Fund"), a registered investment company. In a Statement on Schedule 13G, as amended, filed with the Securities and Exchange Commission, T. Rowe Price Associates,
    Inc. ("Associates"), a registered investment advisor, and the Fund have reported that
    Associates has sole investment power over all such 2,662,825 shares, and that
    Associates and the Fund have sole voting power over, respectively, 355,700 shares and 1,087,125 shares.

(4) In a Statement on Schedule 13D filed with the Securities and Exchange Commission by
    Interstate Properties and its partners, such parties have reported that Interstate
    Properties is a general partnership consisting of David Mandelbaum, Steven Roth and
    Russell B. Wight, Jr.

(5) Includes 1,660,072 shares beneficially owned by Interstate Properties.

(6) Includes 3,000 shares beneficially owned by Mr. Affholder as trustee of the Robert
    W. and Pamela Rae Affholder Grandchildren's Trust.

(7) Includes 350,877 shares issuable pursuant to currently exercisable warrants granted by the Company to Hanseatic and held for discretionary customer accounts and for an affiliate in which Hanseatic is the indirect managing member. Mr. Biddelman is
    Treasurer of Hanseatic and, accordingly, would hold shared voting and investment power in the event of exercise of such warrants. See "Item 11. Executive
    Compensation-Compensation Committee Interlocks and Insider Participation".

(8) Includes 183,590 shares of Common Stock beneficially owned by Ringwood Limited
    ("Ringwood"), a holding company whose shareholders are Mr. Chandler and Barford
    Limited, as trustee of the Anthony Basmadjian Settlement ("Barford"), and held with shared voting and investment power with Mr. Chandler, Barford and, as a result of the arrangements described under footnote (10), Mr. Chick.

(9) Less than one percent.

(10)Represents 183,590 shares of Common Stock beneficially owned by Ringwood Limited, in which Barford is a shareholder (see footnote(8)), and 780,641 shares of Common
    Stock beneficially owned by Parkwood Limited, as trustee of the Anthony Basmadjian
    "P" Settlement ("Parkwood").  The shares beneficially owned by Barford and Parkwood are held with shared voting and investment power with Mr. Chick under oral agreements pursuant to which Barford and Parkwood, respectively, will not vote or dispose of any securities of the Company without the written approval of Mr. Chick having first been obtained.  Such parties have reported that the settlor of the settlements as to which Barford and Parkwood, respectively, act as trustees has further expressed his wishes to the effect that the powers of trustee be exercised in consultation with
    Mr. Chick with due regard to any suggestions made, and that, accordingly, Mr. Chick has an informal ability to influence decisions of Barford and Parkwood, respectively, regarding securities of the Company held by them as trustees, but, under governing law, no right to enforce such settlements, respectively, so as to override or compel the trustees or the councillors who nominate beneficiaries in the exercise of a trust power or discretion in a particular manner.

(11)Represents 9,425 shares jointly owned with Gail Gorham, Mr. Gorham's wife.

(12)Includes 195,000 shares issuable upon exercise of stock options granted by the
    Company and exercisable at April 1, 1997, 40,364 shares held by a general partnership whose managing partner is James D. Krugman and 33,300 shares, as to which Mr. Krugman holds shared voting and investment power, held by a general partnership in which
    Mr. Krugman's mother has an interest.

(13)Represents: (i) 210,348 shares held by Mr. Siteman as trustee of the Alvin J. Siteman
    Revocable Trust; (ii) 5,174 shares held by Mr. Siteman as trustee of trusts for the benefit of members of his immediate family; and (iii) 30,668 shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1997.

(14)Includes 99,500 shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1997.

(15)Includes 300,000 shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1997.

(16)Represents shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1997.

(17)Includes 816,461 shares issuable upon exercise of stock options granted by the
    Company and exercisable at April 1, 1997 and currently exercisable warrants held by
    Hanseatic.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     In connection with the IGL Acquisition, and so as to enable the IGL Acquisition to qualify as a pooling-of-interests under United States generally accepted accounting principles, the Company, Brian Chandler, Douglas K. Chick, Parkwood and Ringwood entered into an agreement dated July 3, 1992 pursuant to which a prior pledge agreement extended by Messrs. Chandler and Chick and Parkwood, covering Ordinary Shares of IGL and securing a promissory note from Mr. Chandler and Parkwood to the Company were, together with Mr. Chick's guaranty of such note, cancelled, and in exchange Messrs. Chick and Chandler and Ringwood executed and delivered to the Company a substitute stock pledge agreement (the "New Pledge Agreement"), and Ringwood executed and delivered to the Company a secured non-recourse promissory note in the initial principal amount of $3,623,842.40 (the "Non-Recourse Note"). Messrs. Chandler and Chick are both directors of the Company and, together with Parkwood, Ringwood and Barford, are members of a group (the "Ringwood Group"), within the meaning of
Section 13(d) of the Securities Exchange Act of 1934, which, during the year ended December 31, 1996, previously held in excess of 5% of the outstanding Common Stock.

     The Non-Recourse Note bore interest at a rate per annum equal to 2-1/2% above the prime rate from time to time in effect at Citibank, N.A. and was originally due July 3, 1995. In May 1995, the maturity date was extended by one year to July 3, 1996 (the "Maturity Date"), and in December 1995 the interest payment otherwise due in January 1996 was postponed to be due on a date (the "Extension Date") no later than 30 days after the date of first publication of the Company's operating results covering at least a 30-day period after consummation of the IMA Merger. Pursuant to the New Pledge Agreement, and as security for the Non-Recourse Note, Ringwood and Messrs. Chick and Chandler pledged to the Company 255,801 shares of class B common stock, $.01 par value, of the Company beneficially owned by them (which, in connection with the IGL Acquisition and in accordance with their terms, were converted into shares (the "Pledged Shares") of Common Stock on a share-for-share basis). At the Extension Date, Ringwood had defaulted in the payment to the Company of its interest payment postponed as aforesaid, and on the Maturity Date had defaulted in payment of the principal amount of the Non-

Recourse Note. Effective in August 1996, the Company foreclosed on the Pledged Shares in full satisfaction of the obligation of Ringwood and Messrs. Chandler and Chick under the Non-Recourse
Note and the New Pledge Agreement.

     In December 1995, in exchange for payment in the amount of $250,000, the Company obtained an option from Sound Pipe Limited ("SPL"), a company affiliated with Messrs. Chandler and Chick, for a three-month period to evaluate certain pipe rehabilitation technologies developed by SPL and, at the election of the Company, to negotiate a license agreement from SPL providing for the commercialization of such technologies by the Company. SPL, as guaranteed by Messrs. Chandler and Chick, further agreed that, in the event the Company elected not to pursue such transaction, such payment would be refunded to the Company. The Company elected not to pursue any such license and, accordingly, in March 1996, SPL returned such amount to the Company. Later in 1996 and again in early 1997, SPL again approached the Company to discuss any potential interest in SPL's technology. The Company again declined any interest. As a result of the Company's election not to pursue any such license, there is no guarantee that this technology will not be licensed to competitors or potential competitors of the Company.

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

     As principal stockholders of IGL, the members of the Ringwood Group and Interstate Properties, in connection with the IGL Acquisition, received certain registration rights covering the shares of Common Stock issued in exchange for their Ordinary Shares of IGL, and all other shares of Common Stock held by them. Such agreement terminates in December 1998. Under such agreement, a stockholder may demand registration under the Securities Act of 1933 on one occasion (unless the Company is entitled to use a registration statement on Form S-3, in which case each stockholder is entitled to three demand registrations) of no less than 500,000 shares of Common Stock. In addition, the stockholders are entitled to incidental registration rights, during the term of such agreement, with respect to the shares of Common Stock beneficially owned by them.

     As principal stockholders of IMA, Robert W. Affholder, a director of the Company, and Xanadu Investments, L.P. (the general partners of which are The Jerome Kalishman Revocable Trust, as to which Jerome Kalishman, Chairman of the Board and a director of the Company, acts as trustee, and The Nancy F. Kalishman Revocable Trust, as to which Nancy F. Kalishman acts as trustee), in connection with the IMA Merger, received certain registration rights covering the shares of Common Stock issued in exchange for the class A common stock, $.01 par value, of IMA held by them. Such agreement terminates in December 1998. Under such agreement a stockholder may demand registration under the Securities Act of 1933 on one occasion (unless the Company is entitled to use a registration statement on Form S-3, in which case each stockholder is entitled to three demand registrations) of no less than 500,000 shares of Common Stock. In addition, the stockholders are entitled to incidental registration rights, during the term of such agreement, with respect to the shares of Common Stock beneficially owned by them.

     A subsidiary of the Company is party to a tunnelling equipment lease agreement with A-Y-K-E Partnership, in which Messrs. Kalishman and Affholder are partners. Such agreement covers equipment held by such partnership for lease both to the Company's subsidiary and other parties, as available, and is terminable upon 30 days prior notice by either such partnership or the Company's subsidiary. During the year ended December 31, 1996, such partnership was paid $384,575 under such arrangements, $29,050 of which was attributable to equipment overhaul invoiced on a cost pass-through basis.

     See "Item 11. Executive Compensation-Compensation Committee Interlocks and Insider Participation" for information concerning legal services rendered to the Company by the firm in which James
D. Krugman, a director of the Company, and Howard Kailes, Secretary of the Company, are members, and concerning a company in which Paul A. Biddelman, a director of the Company, is treasurer, which held the Company's 8.5% senior subordinated note until prepayment in February 1997, which information is incorporated by reference in response to this item.

                           SIGNATURES
                           ----------

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 1997         INSITUFORM TECHNOLOGIES, INC.


                              By s/William A. Martin
                                ---------------------------------
                                William A. Martin
                                Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                      Title        Date
---------                      ------       ----

ANTHONY W. HOOPER *      Principal          April 29, 1997
-----------------------  Executive Officer
Anthony W. Hooper        and Director



s/William A. Martin      Principal          April 29, 1997
-----------------------  Financial and
William A. Martin        Accounting Officer



ROBERT W. AFFHOLDER*     Director            April 29, 1997
-----------------------
Robert W. Affholder



PAUL A. BIDDELMAN*       Director           April 29, 1997
-----------------------
Paul A. Biddelman


BRIAN CHANDLER*          Director           April 29, 1997
-----------------------
Brian Chandler



DOUGLAS K. CHICK*        Director           April 29, 1997
-----------------------
Douglas K. Chick

WILLIAM GORHAM*          Director           April 29, 1997
-----------------------
William Gorham

JEROME KALISHMAN*        Director           April 29, 1997
-----------------------
Jerome Kalishman

JAMES D. KRUGMAN*        Director           April 29, 1997
-----------------------
James D. Krugman

STEVEN ROTH*             Director           April 29, 1997
-----------------------
Steven Roth

ALVIN J. SITEMAN*        Director           April 29, 1997
-----------------------
Alvin J. Siteman

SILAS SPENGLER*          Director           April 29, 1997
-----------------------
Silas Spengler

SHELDON WEINIG*          Director           April 29, 1997
-----------------------
Sheldon Weinig

RUSSELL B. WIGHT, JR.*   Director           April 29, 1997
-----------------------
Russell B. Wight, Jr.


* By s/William A. Martin
    ---------------------
     William A. Martin
     (Attorney-in-Fact
     Pursuant to Power of
     Attorney on file with
     the Securities and
     Exchange Commission)