Form 10-Q
period 1997-03-31
INSITUFORM TECHNOLOGIES INC
filed 1997-05-14
CIK 353020

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended            March 31, 1997
                                               ------------------

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

          Yes  X               No
             ----                ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                   Outstanding at May 1, 1997
--------------------    -------------------------------
Class A, Common Stock,           26,915,752 Shares
$.01 par value

                         INDEX


                                                 Page No.

Part I  Financial Information:

        Item 1. Financial Statements:

                Consolidated Balance Sheets           3

                Consolidated Statements of Income     5

                Consolidated Statements of Cash
                 Flows                                6

                Notes to Consolidated Financial
                  Statements                          8

        Item 2.    Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations          13


Part II  Other Information and Signatures:

         Item 1. Litigation                           20

         Item 6. Exhibits and Reports on Form 8-K     20


         Signatures                                   21

Index to Exhibits                                     22

                   PART I. - FINANCIAL INFORMATION
                   ITEM 1. - FINANCIAL STATEMENTS

                    INSITUFORM TECHNOLOGIES, INC.
                     CONSOLIDATED BALANCE SHEETS
                           (in thousands)
<CAPTIONS>
                                         March              December
                                        31, 1997            31, 1996
                                       -----------          ---------
                                       (Unaudited)
Assets
------
Current
-------
 Cash and cash equivalents, restricted
      $608 and $573                        $36,971           $13,476
 Receivables (Note 3)                       68,316            68,627
 Costs and estimated earnings in excess
      of billings                           24,459            20,127
 Inventories (Note 4)                       15,043            15,781
 Deferred income taxes                       5,160             5,158
 Prepaid expenses and miscellaneous          6,410             7,710
                                           -------           -------
Total current assets                       156,359           130,879
                                           -------           -------
Property and equipment, less
     accumulated depreciation and
     amortization (Note 5)                  57,558            57,266
                                           -------           -------
Other assets
------------
 Cost in excess of net assets of
     businesses acquired less
     accumulated amortization of $10,438
     and $9,837 (Note 2)                    56,279            56,943
 Patents and patent applications, less
      accumulated amortization of
      $4,040 and $3,889                     10,283            10,049
 Investments in licensees and
      affiliated companies (Note 2)          3,087             3,137
 Deferred income taxes                       1,886             1,935
 Non-compete agreements, less
      accumulated amortization of
      $3,566 and $3,327                      2,460             2,699
 Miscellaneous                               5,702             5,036
                                           -------           -------
Total other assets                          79,697            79,799
                                           -------           -------
                                          $293,614          $267,944
                                          ========          ========



See accompanying notes to consolidated financial statements.


                    INSITUFORM TECHNOLOGIES, INC.
                     CONSOLIDATED BALANCE SHEETS
                (in thousands, except share amounts)
<CAPTIONS>
                                           March           December
                                         31, 1997          31, 1996
                                        ----------         ---------
                                        (Unaudited)
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities
-------------------
 Notes payable to banks                      $2,586            $1,387
 Accounts payable and accruals               39,753            40,578
 Income taxes payable                         1,939             2,801
 Deferred income taxes                          638               507
 Current maturities of long-term
    debt (Note 6)                             2,571             6,730
                                           --------          --------
Total current liabilities                    47,487            52,003
Long-term debt, less current
   maturities (Note 6)
---------------------------                 111,892            82,384
Deferred income taxes                         3,635             3,635
---------------------
Other long-term liabilities                   1,010             1,084
---------------------------                --------          --------
Total liabilities                           164,024           139,106
                                           --------          --------
Commitments and contingencies
   (Notes 6, 7 and 8)
-----------------------------
Minority interests                            5,694             5,635
---------------------------                --------          --------
Common stock and other stockholders'
    equity
------------------------------------
 Preferred stock, undesignated,
   $.10 par - shares authorized
   2,000,000; none outstanding                  -                 -
 Common stock, $.01 par - shares
   authorized 40,000,000; shares
   outstanding 27,171,553 and
   27,144,331 (Note 2)                         272               271
 Additional paid-in capital                 67,965            67,824
 Retained earnings (Note 6)                 60,130            59,049
                                          --------          --------
                                           128,367           127,144
 Treasury stock, 255,801 shares             (3,269)           (3,269)
 Cumulative foreign currency
    translation adjustments                 (1,202)             (672)
                                          --------          --------
Total common stock and other
   stockholders' equity                    123,896           123,203
                                          --------          --------
                                          $293,614          $267,944
                                          ========          ========
See accompanying notes to consolidated financial statements

                     INSITUFORM TECHNOLOGIES, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
               (in thousands, except per share amounts)
<CAPTIONS>


                                                    For the Three Months
                                                       Ended March 31,
                                                    1997             1996
                                                 -------          -------
Revenues:
 Construction contracts                          $69,730          $60,696
 Product sales                                     5,766            5,760
 Royalties and license fees                        1,586            1,654
                                                 -------          -------
Total revenues                                    77,082           68,110
                                                 -------          -------
Operating costs and expenses:
 Cost of construction contracts                   52,160           42,273
 Cost of product sales                             3,756            3,705
 Royalty expense                                     145              132
 Selling, administrative and general              15,010           14,755
 Strategic marketing and product
  development                                      1,961            2,065
                                                 -------          -------
Total operating costs and expenses                73,032           62,930
                                                 -------          -------
Operating income                                   4,050            5,180
                                                 -------          -------
Other income (expense):
 Interest expense                                 (1,909)          (1,569)
 Other income (expense)                              272              407
                                                 -------          -------
Total other income (expense)                      (1,637)          (1,162)
                                                 -------          -------
Income before taxes on income                      2,413            4,018
Taxes on income                                      990            1,651
                                                 -------          -------
Income before minority interests and
 equity in earnings                                1,423            2,367
Minority interests in net income                    (192)            (174)
Equity in earnings of affiliated companies            75               57
                                                 -------          -------
Income before extraordinary item                   1,306            2,250
Extraordinary item - loss on early retirement
 of debt (net of income tax benefits of $141)
 (Note 6)                                           (225)               -
                                                 -------          -------
Net income                                        $1,081           $2,250
                                                 =======          =======
Earnings (loss) per share of common stock
 and common stock equivalents:
 Income before extraordinary item                  $0.05            $0.08
 Extraordinary loss, net of income tax benefits    (0.01)               -
                                                 -------          -------
 Net income                                        $0.04            $0.08
                                                 =======          =======
 Weighted average common and common
  equivalent shares outstanding                   26,938           27,235
                                                 =======          =======
See accompanying notes to consolidated financial statements.


                      INSITUFORM TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                             (in thousands)
<CAPTIONS>
                                                          For the Three
                                                           Months Ended
                                                             March 31,
                                                       1997            1996
                                                       ----            ----
Cash flows from operating activities:
------------------------------------
Net Income                                             $1,081         $2,250
Adjustments to reconcile net income to cash
 provided by operating activities:
 Depreciation                                           3,500          3,416
 Amortization                                           1,173          1,083
 Miscellaneous                                           (549)          (120)
 Equity in earnings of affiliated companies               (75)           (57)
 Minority interests                                       192            174
 Deferred income taxes                                    130             59
Changes in operating assets and liabilities:
 Receivables                                              748          9,077
 Costs and estimated earnings in excess of billings    (4,332)        (7,313)
 Inventories                                              738            307
 Prepaid expenses and miscellaneous                     1,300          1,412
 Miscellaneous other assets                              (763)          (266)
 Accounts payable and accruals                           (509)           890
 Income taxes payable                                  (1,275)         1,416
                                                        -----         ------
Net cash provided by operations                         1,359         12,328
                                                       ------         ------
Cash flows from investing activities:
------------------------------------
 Capital expenditures                                  (4,086)        (3,744)
 Proceeds on disposal of property and equipment            64              -
 Investments in licensees/affiliated companies              -            109
 Patents and patent applications                         (342)           (97)
                                                       ------         ------
Net cash used by investing activities                  (4,364)        (3,732)
                                                       ------         ------




                            (continued)

See accompanying notes to consolidated financial statements.



                      INSITUFORM TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                             (in thousands)
<CAPTIONS>
                                                               For the Three
                                                               Months Ended
                                                                 March 31,
                                                            1997           1996
                                                            ----           ----
Cash flows from financing activities:
------------------------------------
 Proceeds from issuance of common stock                      141             17
 Increase in short-term borrowings                         1,199            346
 Proceeds from issuance of long-term debt (Note 6)       110,069             11
 Repayments of long-term debt (Note 6)                   (84,695)        (5,070)
 Minority interests                                          (75)          (254)
Net cash provided (used) by financing activities          26,639         (4,950)
                                                          ------        -------
Effect of exchange rates changes on cash                    (139)           (48)
                                                          ------        -------
Net increase in cash and cash
 equivalents for the period                               23,495          3,598
                                                          ------        -------
Cash and cash equivalents, beginning of period            13,476         11,416
                                                          ------        -------
Cash and cash equivalents, end of period                 $36,971        $15,014
                                                         =======        =======

Supplemental disclosures of cash flows
 information:                                               1997            1996
--------------------------------------                      ----            ----

 Cash paid during three months ended March 31, for:
 -------------------------------------------------
  Interest                                                $1,236         $1,903
  Income taxes                                            $2,087           $197

 Non-cash investing and financing activities:
 -------------------------------------------
  Stock issued in connection with litigation
   settlement                                                  -           $322



See accompanying notes to consolidated financial statements.




                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                         March 31, 1997

1.   GENERAL

     In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1997 (unaudited) and the unaudited results of operations and cash flows for the three months ended March 31, 1997 and 1996. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 1996 Annual Report on Form 10-K.

     The results of operations for the three months ended March
     31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.   CONDENSED SUMMARY OF ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, including a 51% owned United Kingdom subsidiary, Insituform Linings, Plc., a 60% owned Chilean subsidiary, United Sistema de Tuberias, Ltda., a 66% owned French subsidiary, Insituform France, S.A., a 55% owned Mexican subsidiary, United Pipeline de Mexico S.A. de C.V., and a 57.5% owned domestic partnership, Midsouth Partners. All material intercompany balances, transactions and stockholdings are eliminated.

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

                  INSITUFORM TECHNOLOGIES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           (Unaudited)
                         March 31, 1997

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

3.   RECEIVABLES

     Receivables consist of the following (in thousands):

                                          March 31, 1997    December 31, 1996
                                          --------------    -----------------
         Trade, less allowance for
         possible losses of
         $1,006 and $1,031                    $52,116           $52,030

         Retainage under construction
         contracts                             11,647            12,456

         Refundable income taxes                4,553             4,141
                                              -------           -------
                                              $68,316           $68,627
                                              =======           =======

4.  INVENTORIES

    Inventories are valued at the lower of cost or market.
    Maintenance and office supplies are not inventoried.
    Inventories are summarized as follows (in thousands):

                                          March 31, 1997    December 31, 1996
                                          --------------    -----------------
       Construction materials                  $7,815            $9,615
       Raw materials                            1,837               968
       Manufactured components                  1,809             1,921
       Work-in-process                          1,960             1,289
       Finished goods                           1,622             1,988
                                              -------           -------
                                              $15,043           $15,781
                                              =======           =======

/TABLE

                  INSITUFORM TECHNOLOGIES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           (Unaudited)
                         March 31, 1997

5.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):

                                         March 31, 1997    December 31, 1996
                                         --------------    -----------------
      Land and land improvements              $2,657            $2,667
      Buildings and improvements              15,699            15,715
      Machinery and equipment                 80,979            77,608
      Furniture and fixtures                   8,825             8,796
      Autos and trucks                         2,618             2,647
      Construction in progress                 2,250             1,730
                                             -------           -------
                                             113,028           109,163

      Less: accumulated depreciation         (55,470)          (51,897)
                                             -------           -------
                                             $57,558           $57,266
                                             =======           =======

6.  LONG-TERM DEBT

    In October 1995, the Company obtained a credit facility from SunTrust Bank, Nashville, N.A. ("SunTrust"), as agent, and a group of participating lenders which provided for advances through October 1997 on a revolving basis aggregating up to $105 million (including a $5.0 million standby letter of credit facility). Of such amount, approximately
    $66.4 million was applied to refinance existing debt under the Company's prior arrangements with SunTrust (approximately $35.9 million), other term loans ($14.5 million), and short-term debt under line of credit facilities ($16.0 million). Additional advances were available for the expansion of the Company's business and for general corporate purposes.

    Prior to its prepayment in February 1997, the SunTrust facility was due to mature in October 2000, with installments based on a five-year amortization schedule, commencing
    December 31, 1997. Interest on indebtedness under the facility was payable at either (i) SunTrust's prime rate
    (8.25% at December 31, 1996), plus a margin of up to .25% in the event certain financial ratios were not maintained, or
    (ii) an adjusted LIBOR rate, plus a margin ranging from 1.00% to 1.75%, depending on the maintenance of certain financial ratios. Up to $5 million under the credit facility was available to be borrowed from SunTrust pursuant to a "swing line facility," which accrued interest at a rate per annum equal to 0.5% below SunTrust's prime rate. Such facility obligated the Company to comply with certain financial ratios and restrictive covenants that, among other things, limited

                  INSITUFORM TECHNOLOGIES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           (Unaudited)
                         March 31, 1997

    the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, make loans and encumber any properties, and required guarantees of certain domestic subsidiaries.

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

    The transaction costs of $891,000 incurred in connection with the private debt offering were recorded as deferred charges and will be amortized over the life of the Senior Notes. The net proceeds were used to repay existing indebtedness (approximately $85 million), as discussed above, and for general corporate purposes. Certain capitalized costs related to prior existing borrowing arrangements of $0.4 million were written off as a result. This writeoff has been classified as an extraordinary loss from early extinguishment of debt.

                  INSITUFORM TECHNOLOGIES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           (Unaudited)
                         March 31, 1997

7.  LITIGATION

    The Company is involved in certain litigation incidental to the conduct of its business. In the Company's opinion, none of these proceedings will have a material adverse effect on the Company's financial position, results of operations and liquidity. The financial statements include the estimated amounts of liabilities that are likely to be incurred from these and various other pending litigation and claims.

8.  SUBSEQUENT EVENT

    The Company has announced that it will combine its corporate headquarters, engineering and development center, and North American contracting headquarters in Chesterfield, Missouri, a suburb of St. Louis. The location will also include the offices of Affholder, Inc., the Company's subsidiary responsible for tunneling, and the main operations base for the central region of the Company's domestic pipeline rehabilitation operations. Severance costs related to the move are expected to be $0.5 to $0.8 million. The cost of moving employees and offices is estimated at $2.5 to $3 million. These costs will be incurred as the move takes place in stages during the balance of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1997, the Company had $37.0 million in cash, U.S. treasury bills, and short-term investments, as compared to $13.5 million at December 31, 1996. Cash and cash equivalents increased $23.5 million primarily as a result of the Company's completion in February 1997 (the "Senior Note Closing") of the

  ITEM 2.  (CONTINUED) MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


sale, in a private transaction, of $110 million principal amount of its 7.88% Senior Notes, Series A, due February 14, 2007 (the "Senior Notes"), approximately $85 million of which was applied at closing to the refinancing of outstanding indebtedness of the Company and the remainder of which was applied to short term investments. The Company's working capital ratio was 3.3-to-1.0 at March 31, 1997 representing an increase from 2.5-to-1.0 at December 31, 1996.

Operations provided cash of $1.4 million during the three months ended March 31, 1997, as compared to cash provided of $12.3 million during the same period in 1996. This decrease is due primarily to an increase in trade receivables (including costs and estimated earnings in excess of billings) of $3.6 million in first quarter 1997, as compared to a decrease of $1.8 million in the prior year. Furthermore, unlike first quarter 1996 in which increases in accounts payable and accruals, and income taxes, provided $2.3 million in cash, during first quarter 1997 accounts payable and accruals, and income taxes, decreased $1.8 million.

Trade receivables, including costs and estimated earnings in excess of billings, increased 4.3% to $88.2 million from $84.6 million at December 31, 1996, reflecting a $0.1 million increase in trade receivables, a $0.8 million decrease in retainage receivables, and an increase of $4.3 million in costs and estimated earnings in excess of billings on construction contracts. The collection cycle for construction receivables is generally longer than for the Company's other operations due to provisions for retainage, often 5% to 10% of the contract amount, as well as the slow internal review processes often employed by the construction subsidiaries' municipal customers. In the United States, retainage receivables are generally received within 60 to 90 days after the completion of a contract.

Capital expenditures were $4.1 million in first quarter 1997, as compared to $3.7 million in first quarter 1996. Capital expenditures generally reflect replacement equipment required by the Company's contracting subsidiaries. The Company plans, during 1997, to combine its corporate headquarters, engineering and development center, and North American contracting headquarters in Chesterfield, Missouri, a suburb of St. Louis. Severance costs related to the move are expected to be $0.5 to $0.8 million. The cost of moving the employees and offices is estimated at $2.5 to $3 million. These costs will be incurred as the move takes place during the balance of 1997. In addition, during 1997 the Company plans capital expenditures in Chesterfield of $3.5 million in connection with construction of a new research and development facility.

Financing activities provided $26.6 million in cash in the first quarter of 1997 as compared to cash used of $5.0 million in the prior year. This difference is primarily related to the cash generated from the Senior Notes of approximately $25.0 million in

  ITEM 2.  (CONTINUED) MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


February 1997, as compared to first quarter 1996, in which the Company made principal payments totaling $5.1 million relating to the Company's prior existing credit facility with SunTrust Bank, Nashville, N.A. ("SunTrust") and repayment of the subordinated note issued in connection with the Enviroq acquisition.

At December 31, 1996, $76.3 million was outstanding under the Company's credit agreement dated October 25, 1995 (the "Credit Agreement") with SunTrust Bank, as agent, and a group of participating lenders (the "Lenders"), which provided for advances by the Lenders through October 1997 on a revolving basis aggregating up to $105 million (including a $5 million standby letter of credit facility). Indebtedness pursuant to the Credit Agreement was due to mature in October 2000, with installments based on a five-year amortization schedule, commencing December 31, 1997. Interest on indebtedness under the Credit Agreement was payable at a rate per annum selected by the Company as either SunTrust's prime rate, plus a margin ranging from 1.00% to 1.75%, depending on the maintenance of certain financial ratios. Up to $5 million under the Credit Agreement was available for borrowings from SunTrust pursuant to a swing-line facility, and would accrue interest at a rate per annum equal to 0.5% below SunTrust's prime rate. The Credit Agreement obligated the Company to comply with certain financial ratios and restrictive covenants that, among other things, limited the ability of the Company and its subsidiaries to incur further indebtedness, pay dividends, make loans and encumber any properties, and required guarantees of certain domestic subsidiaries. At the Senior Note Closing, all outstanding indebtedness to the Lenders under the Credit Agreement, and outstanding indebtedness owed to SunTrust under an industrial revenue bond encumbering the Company's Batesville facility ($3.4 million principal amount recorded at December 31, 1996), was prepaid.

At the Senior Note Closing, the Company also prepaid amounts outstanding under the Company's senior subordinated note acquired by Hanseatic Corporation ("Hanseatic") in July 1993 ($4.8 million principal amount recorded at December 31, 1996), which required quarterly payments of interest at 8.5% per annum and installments of principal in the amount of $1 million on each of the fifth through eighth anniversary dates of closing, with the entire remaining principal due nine years after closing. The note was subordinated to bank and other institutional financing, and purchase money debt incurred in connection with acquisitions of businesses. The note was pre-payable at the option of the Company, at premiums until the fifth anniversary of closing ranging from 3% to 1% of the amount prepaid ($100,000 paid at the Senior Note Closing). Warrants with respect to 350,877 shares of Common Stock issued in connection with such note are exercisable, at the election of the holder, through July 25, 1998, at a price per share of Common Stock of $14.25, and such shares are entitled to demand and incidental registration rights.

  ITEM 2.  (CONTINUED) MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The note purchase agreements pursuant to which the Senior Notes were acquired obligate the Company to comply with certain financial ratios and restrictive covenants that, among other things, place limitations on operations and sales of assets by the Company and its subsidiaries, and limit the ability of the Company to incur further secured indebtedness and liens and of subsidiaries to incur indebtedness, and, in the event of default under the Senior Notes, limit the ability of the Company to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock. Such agreements also obligate the Company's subsidiaries to provide guaranties to holders of the Senior Notes if guaranties are delivered by them to specified other lenders. To the extent not utilized to refinance indebtedness of the Company at the Senior Note Closing, proceeds of the sale of the Senior Notes are available for general corporate purposes, including possible acquisitions of products, technologies and businesses and repurchases of Common Stock. The Company has not reached any determination with respect to any such transaction, and there can be no assurance that any such transaction will be undertaken.

The Company also remains obligated on certain notes issued in connection with the acquisition in October 1994, of all of the outstanding stock of Gelco and affiliates, aggregating $1.4 million, to the former Gelco shareholders and their affiliates, representing net current liabilities of the acquired companies to related parties and a portion of working capital at closing. The notes issued in the Gelco closing are secured by the assets acquired.

Management believes its working capital and its existing credit availability will be adequate to meet its capital requirements for the foreseeable future. In connection with any plans for the expansion of the Company's business and for general corporate purposes, the Company is seeking to implement an additional revolving credit facility for general corporate purposes.

  ITEM 2.  (CONTINUED) MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

In the first quarter of 1997, the Financial Accounting Standards Board (the "Board") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), effective for financial statements for both interim and annual periods ending after December 15, 1997. The new standard replaces the provisions prescribed by the Accounting Principles Board Opinion 15, simplifying earnings per share calculations and requiring further disclosures. In addition, the Board also issued Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"), effective for financial statements for periods ending after December 15, 1997. SFAS 129 continues the existing requirements to disclose pertinent rights and privileges of all securities other than ordinary common stock, but expands the number of companies subject to the requirements. The Company does not believe the provisions of SFAS 128 and SFAS 129, and its adoption thereof will have a material effect on the Company's financial statements.

RESULTS OF OPERATIONS
---------------------
Three Months Ended March 31, 1997 Compared to Three Months Ended
March 31, 1996

Revenues. Revenues increased 13.2% to $77.1 million from $68.1 million in the prior year, primarily as a result of an increase in construction revenues. Fluctuations in currency exchange rates of the Japanese yen, British pound sterling, and Canadian dollar to the United States dollar negatively impacted total revenues by approximately $0.2 million in the first quarter of 1997.

Construction revenues increased 14.8% to $69.7 million from $60.7 million in 1996. The increase was primarily a result of increased activity in the Company's corrosion and abrasion operations, along with increased volume in the United States in the Company's core trenchless rehabilitation operations (consisting of Insituform(R) and NuPipe(R) installations in the municipal wastewater market). Fluctuations in currency exchange rates of the British pound sterling and Canadian dollar to the United States dollar positively impacted construction revenues by approximately $0.1 million in the first quarter of 1997.

Product sales remained virtually unchanged from the first quarter of 1996. While shipments of product increased in the Company's offshore manufacturing operations, fluctuations in currency exchange rates to the United States dollar negatively impacted product sales to the extent of the volume increases. Royalty and license fees also remained virtually unchanged from 1996.

  ITEM 2.  (CONTINUED) MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating costs and expenses. Cost of construction contracts increased 23.4% to $52.2 million from $42.3 million in 1996, primarily as a result of increased volume. Construction costs as a percentage of construction revenues increased to 74.9% as compared to 69.7% in the same period last year, due principally to lower margins achieved by the Company's trenchless rehabilitation operations, along with increased volume by the Company's corrosion and abrasion operations, which traditionally achieve lower margins.

Cost of product sales increased 2.7% to $3.8 million from $3.7 million in the same period last year, in line with increased volume by the Company's offshore manufacturing operations. Cost of product sales as a percentage of product sales increased to 65.1% from 64.3% in 1996, due principally to these same operations, which traditionally carry lower margins than in the United States.

As a percentage of revenues, selling, administrative and general expenses in the first quarter were 19.5% compared to 21.7% in the same period last year. The decrease is attributable primarily to economies of scale resulting from higher volume, along with management's effort to control overhead costs throughout the Company's operations, principally in the United States. Selling, administrative and general expenses increased 1.4% to $15.0 million compared to $14.8 million in the same period last year. The nominal increase was primarily due to increased overhead costs related to the buildup of personnel for the Company's corrosion and abrasion operations in Argentina and Mexico, which were not in existence in the first quarter of 1996.

Strategic marketing and product development costs decreased 4.8% to $2.0 million compared to $2.1 million in the same period last year. The decrease is primarily due to controlled spending in advertising and research projects.

Other income (expense). Interest expense increased 18.8% to $1.9 million from $1.6 million in the same period last year, primarily due to interest attributable to the Senior Notes since issuance in February 1997. Other income decreased to $0.3 million from $0.4 million in the same period last year, primarily due to an increase in miscellaneous expenses incurred by the Company's operations in the United States.

Taxes on income. Taxes on income decreased 52.9% to $0.8 million from $17 million in the same period last year, due primarily to a decrease in income before taxes on income of 50.0%, or $2.0 million. The Company's effective tax rate for the first quarter of 1997 was 41.0%, compared to 41.1% in the same period last year.

  ITEM 2.  (CONTINUED) MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Extraordinary item. In February 1997, as a result of the closing of the Senior Notes financing, certain previous debt facilities were retired. Costs of $0.4 million ($0.2 million after-tax) associated with these debt facilities which had been capitalized were written off.

Net income. As a result of the foregoing, net income for the first quarter of 1997 was $1.1 million, a decrease of $1.2 million, or 52.2%, from the first quarter of 1996. Without the effect of the extraordinary item (after-tax charge of $0.2 million), net income would have been approximately
$1.3 million for the first quarter of 1997, representing a decrease of $1.0 million, or 43.4%.

                   PART II - OTHER INFORMATION
                   ---------------------------

Item 1.  Litigation.
         -----------

    As previously reported by the Company, in March 1997, in proceedings initiated by the Company in the United States District Court for the Southern District of Texas, Houston Division, against Cat Contracting, Inc., et al. (Civil Action No. H-90-1690) alleging patent infringement, defendants filed a petition for a writ of certiorari in the U.S. Supreme Court with respect to the November 1996 ruling of the Court of Appeals for the Federal Circuit. Such ruling affirmed the District Court in declining to declare the Company's serial vacuum impregnation patent invalid and found that the jury's rejection of defendants' challenge to the validity of that patent was supported by the evidence. The U.S. Supreme Court has denied defendant's petition.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

    (a) No exhibits are filed as part of this Quarterly Report on Form 10-Q.

    (b) During the quarter ended March 31, 1997, the Company filed a Current Report on Form 8-K dated February 14, 1997 which, under "Item 5. Other Events" thereunder, reported the completion of the Company's private sale of 7.88% Senior Notes, Series A, due February 14, 2007. In addition, the Company has filed a Current Report on Form 8-K dated April 1, 1997 which, under "Item
5. Other Events" thereunder, reported the Company's plan to combine its corporate headquarters, engineering and development center and North American contracting headquarters. No financial statements were filed as part of either such report.

                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         INSITUFORM TECHNOLOGIES, INC.



May 14, 1997             By: s/William A. Martin
                         -----------------------------
                         William A. Martin
                         Senior Vice President and
                         Principal Financial and
                         Accounting Officer

                        INDEX TO EXHIBITS
                        -----------------


27      -     Financial Data Schedule, which is submitted
              electronically to the Securities and Exchange
              Commission for information only and is not filed.