Form 10-Q
period 1997-06-30
INSITUFORM TECHNOLOGIES INC
filed 1997-08-15
CIK 353020

FORM 10-Q
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended            June 30, 1997
                                               -------------

     Commission file number                    #0-10786
                                               --------
                 Insituform Technologies, Inc.
            --------------------------------------
            (Exact name of registrant as specified
                        in its charter)

     Delaware                                 13-3032158
     ---------------                        ----------------
     (State or other jurisdiction           (I.R.S. Employer
     of incorporation or organization)      Identification No.)

                   702 Spirit 40 Park Drive
                 Chesterfield, Missouri  63005
              -----------------------------------
           (Address of Principal Executive Offices)

                        (314) 530-8000
                     ---------------------
                (Registrant's telephone number
                     including area code)

                 1770 Kirby Parkway, Suite 300
                   Memphis, Tennessee  38138
              -----------------------------------
               (Former name, former address and
                former fiscal year, if changed
                      since last report)

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

Class                   Outstanding at August 1, 1997
--------------------    -------------------------------
Class A, Common Stock,           26,915,752 Shares
$.01 par value

                         INDEX


                                                 Page No.

Part I     Financial Information:

Item 1.    Financial Statements:

           Consolidated Balance Sheets                 3

           Consolidated Statements of Income           5

           Consolidated Statements of Cash Flows       6

           Notes to Consolidated Financial
            Statements                                 8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
            Operations                                12


Part II    Other Information and Signatures:

Item 1.    Legal Proceedings                          17

Item 6.    Exhibits and Reports on Form 8-K           17


           Signatures                                 18

Index to Exhibits                                     19

                PART I. - FINANCIAL INFORMATION
                ITEM 1. - FINANCIAL STATEMENTS

                 INSITUFORM TECHNOLOGIES, INC.
                  CONSOLIDATED BALANCE SHEETS
                        (in thousands)

                                     June           December
                                   30, 1997         31, 1996
                                  -----------       ---------
                                  (Unaudited)
Assets
------
Current
-------
 Cash and cash equivalents,
  restricted $595 and $573            $39,204         $13,476
 Receivables (Note 3)                  66,551          68,627
 Costs and estimated earnings in
  in excess of billings                25,417          20,127
 Inventories (Note 4)                  13,153          15,781
 Deferred income taxes                  5,442           5,158
 Prepaid expenses and miscellaneous     5,290           7,710
                                      -------          -------
Total current assets                  155,057         130,879
                                      -------         -------
Property and equipment,
----------------------
 less accumulated depreciation
 and amortization (Note 5)             56,202          57,266
                                      -------         -------
Other assets
------------
 Cost in excess of net assets of
  businesses acquired less
  accumulated amortization of
  $11,113 and $9,837 (Note 2)          55,532          56,943
 Patents and patent applications,
  less accumulated amortization
  of $4,193 and $3,889                 10,674          10,049
 Investments in licensees and
  affiliated companies (Note 2)         4,837           3,137
 Deferred income taxes                  1,902           1,935
 Non-compete agreements, less
  accumulated amortization of
  $3,804 and $3,327                     2,221           2,699
 Miscellaneous                          6,144           5,036
                                      -------         -------
Total other assets                     81,310          79,799
                                      -------         -------
                                     $292,569        $267,944
                                     ========        ========

See accompanying notes to consolidated financial statements.

                    INSITUFORM TECHNOLOGIES, INC.
                     CONSOLIDATED BALANCE SHEETS
                (in thousands, except share amounts)

                                                June            December
                                              30, 1997          31, 1996
                                             ----------         ---------
                                             (Unaudited)
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities
-------------------
 Notes payable to banks                         $ 1,452           $ 1,387
 Accounts payable and accruals                   41,849            40,578
 Income taxes payable                             2,212             2,801
 Deferred income taxes                              639               507
 Current maturities of long-term
  debt (Note 6)                                   2,395             6,730
                                               --------          --------
Total current liabilities                        48,547            52,003

Long-term debt, less current
 maturities (Note 6)
---------------------------                     111,632            82,384
Deferred income taxes                             3,635             3,635
---------------------
Other long-term liabilities                         921             1,084
---------------------------                    --------          --------
Total liabilities                               164,735           139,106
                                               --------          --------
Commitments and contingencies
 (Notes 7, 8 and 9)
-----------------------------
Minority interests                                3,904             5,635
---------------------------                    --------          --------
Common stock and other stockholders'
  equity
------------------------------------
 Preferred stock, undesignated, $.10
  par - shares authorized 2,000,000;
  none outstanding                                    0                0
 Common stock, $.01 par - shares
  authorized 40,000,000; shares out-
  standing 27,171,553 and 27,144,331
  (Notes 2 and 6)                                   272               271
 Additional paid-in capital                      67,965            67,824
 Retained earnings                               60,344            59,049
                                               --------          --------
                                                128,581           127,144
 Treasury stock, 255,801 shares                  (3,269)           (3,269)
 Cumulative foreign currency
  translation adjustments                        (1,382)             (672)
                                                --------          --------
Total common stock and other
 stockholders' equity                           123,930           123,203
                                               --------          --------
                                               $292,569          $267,944
                                               ========          ========

See accompanying notes to consolidated financial statements.

                     INSITUFORM TECHNOLOGIES, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
               (in thousands, except per share amounts)

                                               (In thousands, except per share amounts)
                                             For the Three Months    For the Six Months
                                                 Ended June 30          Ended June 30
                                                1997       1996        1997       1996
                                                ----       ----        ----       ----
Revenues:
 Construction contracts                       $69,974    $67,524     $139,704   $128,220
 Product sales                                  4,435      2,872       10,201      8,632
 Royalties and license fees                       907      1,373        2,493      3,027
                                               ------     ------      -------    -------
Total revenues                                 75,316     71,769      152,398    139,879

Operating costs and expenses:
 Cost of construction contracts                50,078     45,527      102,238     87,801
 Cost of product sales                          3,312      2,218        7,068      5,923
 Royalty expense                                   35        126          180        258
 Selling, administrative and general           14,055     14,717       29,065     29,472
 Strategic marketing and product
  development                                   1,478      1,692        3,439      3,757
 Unusual items (Note 8)                         3,845          0        3,845        0
                                               ------     ------      -------    -------
Total operating costs and expenses             72,803     64,280      145,835    127,211
                                               ------     ------      -------    -------
Operating income                                2,513      7,489        6,563     12,668

Other expense:
 Interest expense                              (2,271)    (1,583)      (4,180)    (3,152)
 Other income                                     375        395          647        835
                                               ------     ------      -------    -------
Total other expense                            (1,896)    (1,188)      (3,533)    (2,317)
                                               ------     ------      -------    -------
Income before taxes on income                     617      6,301        3,030     10,351

Taxes on income                                   315      2,466        1,305      4,117
                                               ------     ------      -------    -------
Income before minority interests and
 equity in earnings                               302      3,835        1,725      6,234
Minority interests in net income                 (259)       (49)        (451)      (223)
Equity in earnings of affiliated companies        171         44          246         69
                                               ------     ------      -------    -------
Income before extraordinary item                  214      3,830        1,520      6,080
Extraordinary item - loss on early
 retirement of debt                                 0          0         (225)         0
                                               ------     ------      -------    -------
Net income                                       $214     $3,830       $1,295     $6,080
                                               ======     ======      =======    =======
Earnings (loss) per share of common stock
 and common stock equivalents (Note 2):
  Income before extraordinary item              $0.01      $0.14        $0.06      $0.22
  Extraordinary loss, net of income tax             0          0        (0.01)         0
   benefits                                    ------     ------      -------    -------
  Net income                                    $0.01      $0.14        $0.05      $0.22
                                               ======     ======      =======    =======
  Weighted average common and common
   equivalent shares                           26,940     27,244       26,939     27,241
                                               ======     ======      =======    =======

See accompanying notes to consolidated financial statements.

                      INSITUFORM TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                             (in thousands)

                                                           For the Six
                                                           Months Ended
                                                             June 30,
                                                       1997            1996
                                                       ----            ----


Cash flows from operating activities:
------------------------------------
Net income                                              $1,295         $6,080

Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation                                           6,880          6,803
  Amortization                                           2,403          2,271
  Miscellaneous                                           (997)          (345)
  Equity in earnings of affiliated companies              (246)           (69)
  Minority interests                                       451            223
  Deferred income taxes                                   (119)            65

Changes in operating assets and liabilities:
  Receivables                                              966          5,224
  Costs in excess of billings under construction        (5,290)        (7,253)
  Inventories                                            2,303            295
  Prepaid expenses and miscellaneous                     1,988          2,252
  Miscellaneous other assets                              (975)           (15)
  Accounts payable and accruals                            740           (589)
  Income taxes payable                                     (73)         3,229
                                                        ------         ------
Net cash provided (used) by continuing operations        9,326         18,171
                                                        ------         ------
Cash flows from investing activities:
------------------------------------
 Capital expenditures                                   (7,797)        (8,091)
 Proceeds on disposal of property and equipment            198              0
 Investments in licensees/affiliated companies               0         (1,006)
 Patents and patent applications                        (1,154)          (196)
                                                        ------         ------
Net cash used by investing activities                   (8,753)        (9,293)
                                                        ------         ------



                            (continued)
      See accompanying notes to consolidated financial statements.

                      INSITUFORM TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                             (in thousands)

                                                               For the Six
                                                               Months Ended
                                                                 June 30,
                                                            1997           1996
                                                            ----           ----


Cash flows from financing activities:
------------------------------------
 Proceeds from issuance of common stock                      141             74
 Increase in short-term borrowings                            65           (183)
 Proceeds from issuance of long-term debt (Note 6)       110,025          1,988
 Repayments of long-term debt (Note 6)                   (84,922)        (5,587)
 Minority interests                                          (75)          (254)
                                                         -------        -------
Net cash provided (used) by financing activities          25,234         (3,962)
                                                         -------        -------
Effect of exchange rates changes on cash                     (79)            16
                                                         -------        -------
Net increase (decrease) in cash and cash
 equivalents for the period                               25,728          4,932
                                                         -------        -------
Cash and cash equivalents, beginning of period            13,476         11,416
                                                         -------        -------
Cash and cash equivalents, end of period                 $39,204        $16,348
                                                         =======        =======

Supplemental disclosures of cash flows
 information:                                               1997           1996
--------------------------------------                      ----           ----

 Cash paid during six months ended June 30, for:
 -----------------------------------------------
   Interest                                               $1,267         $3,072
   Income taxes                                           $  491           $335

 Non-cash investing and financing activities:
 -------------------------------------------
   Stock issued in connection with litigation
    settlement                                                $0           $322


See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
                         June 30, 1997

1.   GENERAL

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1997 (unaudited) and the unaudited results of operations and cash flows for the six months ended June 30, 1997 and 1996. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 1996 Annual Report on Form 10-K.

The results of operations for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.   CONDENSED SUMMARY OF ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, including a 51% owned United Kingdom subsidiary, Insituform Linings, Plc., a 60% owned Chilean subsidiary, United Sistema de Tuberias, Ltda., a 66% owned French subsidiary, Insituform France, S.A., and a 55% owned Mexican subsidiary, United Pipeline de Mexico S.A. de C.V. All material intercompany balances, transactions and stockholdings are eliminated.

The net assets of businesses purchased are recorded at their fair value at the acquisition date and the financial statements include their operations only from that date. Any excess of acquisition costs over the fair value of net assets acquired is included in the balance sheet as "Cost in excess of net assets of businesses acquired."

Corporate investments are carried at cost if ownership is less than 20% and on the equity method if the Company's ownership interest is 20% and greater, but not exceeding 50%. Investments in partnerships for which the Company's ownership interest is no greater than 50% are accounted for on the equity method. In addition, the Company accounts for its interest in Midsouth Partners, a domestic partnership 571/2% owned by the Company, on the equity method, as a consequence of Midsouth's management composition. Intercompany profits and losses are eliminated for those investments carried on the equity method.

                 INSITUFORM TECHNOLOGIES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
                         June 30, 1997


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

3.   RECEIVABLES

Receivables consist of the following (in thousands):

                                        June 30, 1997    December 31, 1996
                                        --------------   -----------------
       Trade, less allowance for
       possible losses of
       $1,007 and $1,031                    $51,701           $52,030

       Retainage under construction
       contracts                             11,268            12,456

       Refundable income taxes                3,582             4,141
                                            -------           -------
                                            $66,551           $68,627
                                            =======           =======

4.  INVENTORIES

    Inventories are valued at the lower of cost or market.
    Maintenance and office supplies are not inventoried.
    Inventories are summarized as follows (in thousands):

                 INSITUFORM TECHNOLOGIES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
                         June 30, 1997

                                        June 30, 1997    December 31, 1996
                                        --------------   -----------------
     Construction materials                  $6,526            $9,615

     Raw materials                            1,453               968

     Manufactured components                  2,083             1,921

     Work-in-process                            886             1,289

     Finished goods                           2,205             1,988
                                            -------           -------
                                            $13,153           $15,781
                                            =======           =======

5.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):

                                        June 30, 1997    December 31, 1996
                                        --------------   -----------------
     Land and land improvements              $2,661            $2,667

     Buildings and improvements              15,564            15,715

     Machinery and equipment                 79,579            77,608

     Furniture and fixtures                   8,827             8,796

     Autos and trucks                         2,772             2,647

     Construction in progress                 2,079             1,730
                                            -------           -------
                                            111,482           109,163

     Less: accumulated depreciation         (55,280)          (51,897)
                                            -------           -------
                                            $56,202           $57,266
                                            =======           =======

                 INSITUFORM TECHNOLOGIES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
                         June 30, 1997

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

On February 14, 1997 the Company completed a $110 million private debt offering of 7.88% Senior Notes due February 14, 2007
("Senior Notes"). Interest is payable semi-annually in August and February of each year, and each year, from February 2001 to February 2006, inclusive, the Company is required to make principal repayments of $15,715,000, together with an equivalent

                 INSITUFORM TECHNOLOGIES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
                         June 30, 1997

payment at maturity. The Senior Notes may be prepaid at the Company's option, in whole or in part, at any time, together with a make-whole premium, and upon specified change in control events each holder has the right to require the Company to purchase its Senior Note without any premium thereon. The agreements pursuant to which the Senior Notes were acquired obligate the Company to comply with certain financial ratios and restrictive covenants that, among other things, place limitations on operations and sales of assets by the Company or its subsidiaries, and limit the ability of the Company to incur further secured indebtedness and liens and of subsidiaries to incur indebtedness, and, in the event of default under the Senior Notes, limit the ability of the Company to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock. Such agreements also obligate the Company's subsidiaries to provide guarantees to the holders of the Senior Notes if guaranties are given by them to certain other lenders.

The transaction costs of $891,000 incurred in connection with the private debt offering were recorded as deferred charges and will be amortized over the life of the Senior Notes. The net proceeds were used to repay existing indebtedness (approximately $85 million), as discussed above, and for general corporate purposes. Certain capitalized costs related to prior existing borrowing arrangements of $0.4 million were written off as a result. This writeoff has been classified as an extraordinary loss from early extinguishment of debt.

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

8.  RESTRUCTURING

In the second quarter the Company commenced implementing its plans to combine its corporate headquarters, engineering and development center, and North American contracting headquarters in new facilities located in Chesterfield, Missouri. The location will also combine the offices of Affholder, Inc., the Company's subsidiary responsible for tunneling, and the main operations base for the central region of the Company's domestic pipeline rehabilitation operations. During the second quarter the Company recorded in operating expense an unusual item of $3.2 million for

                 INSITUFORM TECHNOLOGIES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
                         June 30, 1997

employee severance, and moving employees and offices related to the restructuring of its corporate headquarters and related facilities.

9.  PROXY CONTEST

In June 1997, a group, including Jerome Kalishman and Robert Affholder, both directors of the Company, filed an amended
Schedule 13D pursuant to the Securities and Exchange Act of 1934 which stated that it was the intention of Messrs. Kalishman and Affholder to propose a slate of individuals to run for election to the Board of Directors of the Company at its 1997 annual meeting of stockholders in opposition to the slate proposed by the Company in its proxy statement. On July 25, 1997, the Company and Messrs. Kalishman and Affholder entered into a settlement agreement to resolve the outstanding proxy contest. The Company has accrued the amount of $0.6 million (prior to any effect of taxes) in the second quarter with respect to such matters.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       ------------------------------------------------

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

 ITEM 2.  (CONTINUED) MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       ------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1997, the Company had $39.2 million in cash, U.S. treasury bills, and short-term investments, as compared to $13.5 million at December 31, 1996. Cash and cash equivalents increased $25.7 million primarily as a result of the Company's completion in February 1997 (the "Senior Note Closing") of the sale, in a private transaction, of $110 million principal amount of its 7.88% Senior Notes, Series A, due February 14, 2007 (the "Senior Notes"), approximately $85 million of which was applied at closing to the refinancing of outstanding indebtedness of the Company and the remainder of which was applied to short term investments. The Company's working capital ratio was 3.2-to-1.0 at June 30, 1997 representing an increase from 2.5-to-1.0 at December 31, 1996.

Operations provided cash of $9.3 million during the six months ended June 30, 1997, as compared to cash provided of $18.2 million during the same period in 1996. This decrease is due primarily to an increase in trade receivables (including costs and estimated earnings in excess of billings) of $4.3 million in first half of 1997, as compared to a decrease of $2.0 million in the prior year. Furthermore, unlike first half 1996 in which increases in accrued income taxes provided $3.2 million in cash, during first half 1997 accrued income taxes decreased $0.1 million.

Trade receivables, including costs and estimated earnings in excess of billings, increased 4.5% to $88.4 million from $84.6 million at December 31, 1996, reflecting a $0.3 million decrease in trade receivables, a $1.2 million decrease in retainage receivables, and an increase of $5.3 million in costs and estimated earnings in excess of billings on construction contracts. The collection cycle for construction receivables is generally longer than for the Company's other operations due to provisions for retainage, often 5% to 10% of the contract amount, as well as the slow internal review processes often employed by the construction subsidiaries' municipal customers. In the United States, retainage receivables are generally received within 60 to 90 days after the completion of a contract.

Capital expenditures were $7.8 million in the first six months of 1997, as compared to $8.1 million in the first six months of 1996. Capital expenditures generally reflect replacement equipment required by the Company's contracting subsidiaries.
During the second quarter of 1997, the Company commenced combination of its corporate headquarters, engineering and development center, and North American contracting headquarters in new facilities located in Chesterfield, Missouri, a suburb of St. Louis. The cost of moving employees and offices is estimated

 ITEM 2.  (CONTINUED) MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       ------------------------------------------------

at $3.5 million, including severance of approximately $1.0 million. These costs will be incurred as the move takes place during 1997; in the second quarter, the Company incurred approximately $0.8 million and accrued an additional $2.4 million. In addition, during 1997 the Company plans capital expenditures in Chesterfield of $3.5 million in connection with construction of a new research and development facility, of which approximately $0.3 million has been incurred through the end of the second quarter 1997.

Financing activities provided $25.2 million in cash in the first half of 1997 as compared to cash used of $4.0 million in the prior year. This difference is primarily related to the cash generated from the Senior Notes of approximately $25.0 million in February 1997, as compared to the first half of 1996, in which the Company made net principal payments totaling $0.7 million relating to the Company's prior existing credit facility with SunTrust Bank, Nashville, N.A. ("SunTrust") and repayment of the subordinated note issued in connection with the Enviroq acquisition of $3.0 million.

At December 31, 1996, $76.3 million was outstanding under the Company's credit agreement dated October 25, 1995 (the "Credit Agreement") with SunTrust Bank, as agent, and a group of participating lenders (the "Lenders"), which provided for advances by the Lenders 1997 on a revolving basis aggregating up to $105 million (including a $5 million standby letter of credit facility). Indebtedness pursuant to the Credit Agreement was due to mature in October 2000, with installments based on a five-year amortization schedule, commencing December 31, 1997. Interest on indebtedness under the Credit Agreement was payable at a rate per annum selected by the Company as either SunTrust's prime rate, plus a margin ranging from 1.00% to 1.75%, depending on the maintenance of certain financial ratios. Up to $5 million under the Credit Agreement was available for borrowings from SunTrust pursuant to a swing-line facility, and would accrue interest at a rate per annum equal to 0.5% below SunTrust's prime rate. The Credit Agreement obligated the Company to comply with certain financial ratios and restrictive covenants that, among other things, limited the ability of the Company and its subsidiaries to incur further indebtedness, pay dividends, make loans and encumber any properties, and required guarantees of certain domestic subsidiaries. At the Senior Note Closing, all outstanding indebtedness to the Lenders under the Credit Agreement, and outstanding indebtedness owed to SunTrust under an industrial revenue bond encumbering the Company's Batesville facility ($3.4 million principal amount recorded at December 31, 1996), was prepaid.

 ITEM 2.  (CONTINUED) MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       ------------------------------------------------

At the Senior Note Closing, the Company also prepaid amounts outstanding under the Company's senior subordinated note acquired by Hanseatic Corporation ("Hanseatic") in July 1993 ($4.8 million principal amount recorded at December 31, 1996), which required quarterly payments of interest at 8.5% per annum and installments of principal in the amount of $1 million on each of the fifth through eighth anniversary dates of closing, with the entire remaining principal due nine years after closing. The note was subordinated to bank and other institutional financing, and purchase money debt incurred in connection with acquisitions of businesses. The note was prepayable at the option of the Company, at premiums until the fifth anniversary of closing ranging from 3% to 1% of the amount prepaid ($100,000 paid at the Senior Note Closing). Warrants with respect to 350,877 shares of Common Stock issued in connection with such note are exercisable, at the election of the holder, through July 25, 1998, at a price per share of Common Stock of $14.25, and such shares are entitled to demand and incidental registration rights.

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

 ITEM 2.  (CONTINUED) MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       -------------------------------------------------

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

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

In the first quarter of 1997, the Financial Accounting Standards Board (the "Board") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), effective for financial statements for both interim and annual periods ending after December 15, 1997. The new standard replaces the provisions prescribed by the Accounting Principles Board Opinion 15, simplifying earnings per share calculations and requiring further disclosures. In addition, the Board also issued Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"), effective for financial statements for periods ending after December 15, 1997. SFAS 129 continues the existing requirements to disclose pertinent rights and privileges of all securities other than ordinary common stock, but expands the number of companies subject to the requirements. The Company does not believe the provisions of SFAS 128 and SFAS 129, and its adoption thereof, will have a material effect on the Company's financial statements.

RESULTS OF OPERATIONS
---------------------
Six Months Ended June 30, 1997 Compared to Six Months Ended June
30, 1996

Revenues. Revenues for the second quarter increased 4.9% to $75.3 million from $71.8 million in the comparable period of the prior year, while revenues for the first half of 1997 increased 8.9% to $152.4 million from $139.9 million in the prior year. This increase reflected increases in both construction revenues and product sales, offset by decreases in royalties and license fees.

 ITEM 2.  (CONTINUED) MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      --------------------------------------------------

Construction revenues during the second quarter increased 3.7% to $70.0 million from $67.5 million in the comparable period of 1996, while, for the first half of 1997, construction revenues increased by 9.0% to $139.7 million from $128.2 million in 1996. The increase was primarily a result of increased activity in the Company's corrosion and abrasion operations, and in its tunneling operations. Fluctuations in currency exchange rates of the British pound sterling and Canadian dollar to the United States dollar positively impacted construction revenues by approximately $0.2 million in the first half of 1997.

Product sales for the second quarter increased 51.7% to $4.4 million from $2.9 million in the comparable period of 1996, while product sales for the first half of 1997 increased 18.6% to $10.2 million from $8.6 million in 1996. This increase was primarily attributable to increased volume in the Company's offshore manufacturing operations, and to a lesser extent, sales to independent licensees in the United States.

Royalty and license fees for the second quarter decreased 35.7% to $0.9 million from $1.4 million in 1996, while, for the first half of 1996, royalties and license fees decreased 16.7% to $2.5 million from $3.0 million in 1996. The decrease was primarily attributable to lower royalties collected from independent licensees outside of the United States. In addition, in the second quarter of 1996, license fees of $0.3 million were recorded for licenses signed in Taiwan and Germany.

Operating costs and expenses. Cost of construction contracts for the second quarter increased 10.1% to $50.1 million from $45.5 million in the comparable period of 1996, while, for the first half of 1996, cost of construction contracts increased 16.4% to $102.2 million from $87.8 million in 1996. Construction costs as a percentage of construction revenues increased in the second quarter to 71.6% as compared to 67.4% in the second quarter of 1996. For the first half of 1997, construction costs as a percentage of construction revenues increased to 73.2% from 68.5% in the first half of 1996. This increase was due principally to lower margins achieved by the Company's pipeline rehabilitation operations, primarily as a result of increased price competition, along with increased volume by the Company's corrosion and abrasion operations, and tunneling operations, which traditionally achieve lower margins.

Cost of product sales for the second quarter increased 50.0% to $3.3 million from $2.2 million in 1996, while, for the first half of 1997, cost of product sales increased 20.3% to $7.1 million from $5.9 million in 1996. The increase in the second quarter was due primarily to increased volume in Japan. For the second quarter, cost of product sales as a percentage of product sales decreased to 75.0% from 75.9% in 1996, due principally to improved margins in Japan. For the first half of 1997, cost of

 ITEM 2.  (CONTINUED) MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     ----------------------------------------------------

product sales as a percentage of product sales increased to 69.6% from 68.6% in 1996, due principally to increased volume in offshore manufacturing operations which traditionally carry lower margins than the United States manufacturing operations.

As a percentage of revenues, selling, administrative and general expenses in the second quarter were 18.7% compared to 20.5% in 1996, while, for the first half of 1997, selling, administrative and general expenses as a percentage of revenues were 19.1% compared to 21.1% in the first half of 1996. The decrease is attributable primarily to economies of scale resulting from higher volume, along with management's effort to control overhead costs throughout the Company's operations, principally in the United States. In the second quarter of 1997, selling, administrative and general expenses decreased 4.1% to $14.1 million compared to $14.7 million in the second quarter of 1996, while, in the first half of 1997, selling, administrative and general expenses decreased 1.4% to $29.1 million from $29.5 million in the first half of 1996. This decrease was primarily due to cost reorganization of the Company's pipeline rehabilitation operations through elimination of positions and realignment of responsibilities. This was offset slightly by increased overhead costs related to the buildup of personnel for the Company's corrosion and abrasion operations in Argentina, Chile and Mexico.

In the second quarter, strategic marketing and product development costs decreased 12.8% to $1.5 million compared to $1.7 million in 1996, while, in the first half of 1997, strategic marketing and product development costs decreased 10.5% to $3.4 million compared to $3.8 million. The decrease is primarily due to controlled spending in advertising and research projects.

Unusual items. During the second quarter the Company recorded in operating expense an unusual item of $3.2 million for employee severance, and moving employees and offices related to the restructuring of its corporate headquarters and related facilities.

In June 1997, a group, including Jerome Kalishman and Robert Affholder, both directors of the Company, filed an amended
Schedule 13D pursuant to the Securities and Exchange Act of 1934 which stated that it was the intention of Messrs. Kalishman and Affholder to propose a slate of individuals to run for election to the Board of Directors of the Company at its 1997 annual meeting of stockholders in opposition to the slate proposed by the Company in its proxy statement. On July 25, 1997, the Company and Messrs. Kalishman and Affholder entered into a settlement agreement to resolve the outstanding proxy contest. The Company has accrued the amount of $0.6 million (prior to any effect of taxes) in the second quarter with respect to such matters.

 ITEM 2.  (CONTINUED) MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    ------------------------------------------------------

Other income(expense). In the second quarter, interest expense increased 43.8% to $2.3 million from $1.6 million in 1996, while during the first half of 1997, interest expense increased 31.3% to $4.2 million from $3.2 million in the same period in 1996. This increase was primarily due to the larger principal amount of the Senior Notes issued in February 1997. In the second quarter, notwithstanding the return on proceeds invested from a portion of the Senior Note financing, other income was virtually unchanged, while, during the first half, other income decreased 25.0% to $0.6 million from $0.8 million. This decrease was primarily due to an increase in miscellaneous expenses incurred by the Company's operations in the United States.

Taxes on income. In the second quarter, taxes on income decreased to $0.3 million from $2.5 million in 1996, due primarily to a decrease in income before taxes on income of $5.7 million. In the first half, taxes on income decreased to $1.3 million from $4.1 million, due primarily to a decrease in income before taxes on income of $7.3 million. The Company's effective tax rate for the first half of 1997 was 43.1%, compared to 39.8% in 1996, due primarily to an increase in income coming from tax jurisdictions with higher tax rates.

Extraordinary item. In February 1997, as a result of the closing of the Senior Notes financing, certain previous debt facilities were retired. Costs of $0.4 million ($0.2 million after-tax) associated with these debt facilities which were capitalized, such as commitment fees and legal costs, were written off.

Net income.   As a result of the foregoing, net income for the
second quarter of 1997 was $0.2 million, a decrease of $3.6 million or 94.7%, from 1996. Net income for the first half of 1997 was $1.3 million, a decrease of $4.8 million, or 78.7%, from 1996.

                  PART II - OTHER INFORMATION
                  ---------------------------

Item 1.  Legal Proceedings
         -----------------

In proceedings previously reported by the Company (Western Slope Utilities, Inc. v. Insituform Technologies, Inc. and Insituform Netherlands B.V. [Civil Action No. 96-N-2394]) wherein plaintiffs seek, among other things, a judgment declaring the Company's serial impregnation patent invalid, plaintiff's application with the United States Court of Appeals for the Federal Circuit for an order to transfer the case back to the U.S. District Court for the District of Colorado from the U.S. District Court for the Southern District of Texas has been denied.

On April 15, 1997, the United States District Court for the Eastern District of Louisiana denied the motion for summary judgment by Affholder, Inc. ("Affholder"), a subsidiary of the Company, in LaRoche Industries, Inc. v. Affholder, Inc. (Civil Action 96-3487 (L)), wherein LaRoche Industries, Inc. ("LaRoche") alleges that Affholder and another subsidiary of the Company, United Pipeline Systems USA, Inc. ("UPS"), performed negligent rehabilitation work on and employed defective materials in repair of a brine line for LaRoche. Damages are unspecified, but LaRoche has submitted a bill of particulars for an amount in excess of $2.7 million. Affholder has denied the allegations and asserted various affirmative defenses. Discovery is proceeding with no trial date set. LaRoche has filed a companion suit against both Affholder and UPS in Louisiana State Court, but no summons has been issued.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

    (a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the annexed Index to Exhibits.

    (b) During the quarter ended June 30, 1997, the Company filed: (i) a Current Report on Form 8-K dated April 1, 1997, which, under "Item 5. Other Events" thereunder, reported the Company's plan to combine its corporate headquarters, engineering and development center and North American contracting headquarters; and (ii) a Current Report of Form 8-K dated June 23, 1997 which, under "Item 5. Other Events" thereunder, reported the postponement of the Company's annual meeting of stockholders, the change in the Chairman of the Board of the Company, and the resignation of a director. In addition, the Company has filed
(iii) a Current Report on Form 8-K dated July 3, 1997 which, under "Item 5. Other Events" thereunder, reported an agreement-in-principle to settle a proxy contest; and (iv) a Current Report on Form 8-K dated July 25, 1997 which, under "Item
5. Other Events" thereunder, reported the definitive settlement agreement. No financial statements were filed as part of any such report.

                          SIGNATURES
                          ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         INSITUFORM TECHNOLOGIES, INC.



August 14, 1997          By: s/William A. Martin
                         -----------------------------
                         William A. Martin
                         Senior Vice President and
                         Principal Financial and
                         Accounting Officer

                       INDEX TO EXHIBITS
                       -----------------


10(a) - Severance Agreement dated as of June 19, 1997 between the Company and Anthony W. Hooper

10(b) - Severance Agreement dated as of June 19, 1997 between the Company and William A. Martin

10(c) - Severance Agreement dated as of June 19, 1997 between the Company and Robert L. Kelley

27  -     Financial Data Schedule, which is submitted
          electronically to the Securities and Exchange
          Commission for information only and is not filed