Form 10-Q
period 1997-09-30
INSITUFORM TECHNOLOGIES INC
filed 1997-11-14
CIK 353020

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934



For the Quarterly Period Ended                September 30, 1997
                                              ------------------
Commission file number             #0-10786
                                   --------
                      Insituform Technologies, Inc.
              ---------------------------------------------
         (Exact name of registrant as specified in its charter)


Delaware                                13-3032158
--------                                ----------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)

         702 Spirit 40 Park Drive, Chesterfield, Missouri  63005
         -------------------------------------------------------
                (Address of Principal Executive Offices)

                             (314) 530-8000
                            -----------------
           (Registrant's telephone number including area code)


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

                       Yes  X      No
                          -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                  Outstanding at November 1, 1997
----------------------       -------------------------------
Class A, Common Stock,             26,946,420 Shares
 $.01 par value

                                  INDEX


                                                                 Page No.

Part I     Financial Information:

           Item 1.  Financial Statements:

                  Consolidated Balance Sheets . . . . . . . . . . . . 3

                  Consolidated Statements of Income . . . . . . . . . 5

                  Consolidated Statements of Cash Flows . . . . . . . 6

                  Notes to Consolidated Financial Statements. . . . . 8

           Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results
                  of Operations . . . . . . . . . . . . . . . . . . .13

Part II    Other Information and Signatures:

           Item 1.  Legal Proceedings . . . . . . . . . . . . . . . .19

           Item 4.  Submission of Matters to a Vote of
                      Security Holders. . . . . . . . . . . . . . . .20

           Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . .21

           Signatures . . . . . . . . . . . . . . . . . . . . . . . .21


Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . .22

                     PART I. - FINANCIAL INFORMATION
                     ITEM 1. - FINANCIAL STATEMENTS

                      INSITUFORM TECHNOLOGIES, INC.
                       CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                               September        December
                                               30, 1997         31, 1996
                                               --------         --------
                                              (Unaudited)
Assets
------
Current
-------
  Cash and cash equivalents, restricted
   $493 and $573                                    $34,793         $13,476
  Receivables (Note 3)                               76,827          68,627
  Costs and estimated earnings in excess of
   billings                                          25,130          20,127
  Inventories (Note 4)                               12,972          15,781
  Deferred income taxes                               5,187           5,158
  Prepaid expenses and miscellaneous                  7,661           7,710
                                                    -------         -------
Total current assets                                162,570         130,879
                                                    -------         -------
Property and equipment, less accumulated
  depreciation and amortization (Note 5)             56,437          57,266

Other assets                                        -------         -------
------------
  Cost in excess of net assets of businesses
   acquired, less accumulated amortization of
   $11,768 and $9,837 (Note 2)                       54,705          56,943
  Patents and patent applications, less
   accumulated amortization of $4,345 and $3,889     11,126          10,049
  Investments in licensees and affiliated
   affiliated companies (Note 2)                      4,743           3,137
  Deferred income taxes                               1,871           1,935
  Non-compete agreements, less accumulated
   amortization of  $4,043 and $3,327                 1,983           2,699
  Miscellaneous                                       5,688           5,036
                                                    -------         -------
Total other assets                                   80,116          79,799
                                                    -------         -------
                                                   $299,123        $267,944
                                                   ========        ========










See accompanying summary of accounting policies and notes to consolidated financial statements.

                      INSITUFORM TECHNOLOGIES, INC.
                       CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share amounts)
                                               September       December
                                                30, 1997       31, 1996
                                               ---------       --------
                                              (Unaudited)
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities
-------------------
 Notes payable to banks                            $ 1,661           $ 1,387
 Accounts payable and accruals                      44,288            40,578
 Income taxes payable                                2,252             2,801
 Deferred income taxes                                 643               507
 Current maturities of long-term
  debt (Note 6)                                      2,376             6,730
                                                    ------            ------
Total current liabilities                           51,220            52,003

Long-term debt, less current
 maturities (Note 6)
---------------------------                        111,530            82,384
Deferred income taxes                                3,635             3,635
---------------------
Other long-term liabilities                            881             1,084
---------------------------                        -------           -------
Total liabilities                                  167,266           139,106
                                                   -------           -------
Commitments and contingencies
 (Notes 7, 8 and 9)
-----------------------------
Minority interests                                   3,756             5,635
------------------------------                     -------           -------
Common stock and other stockholders'
  equity
------------------------------------
 Preferred stock, undesignated, $.10
  par - shares authorized 2,000,000;
  none outstanding                                      0                0
 Common stock, $.01 par - shares
  authorized 40,000,000; shares out-
  standing 27,171,553 and 27,144,331
  (Notes 2 and 6)                                      272               271
 Additional paid-in capital                         68,036            67,824
 Retained earnings                                  64,626            59,049
                                                   -------           -------
                                                   132,934           127,144
 Treasury stock, 255,801 shares                     (3,269)           (3,269)
 Cumulative foreign currency
  translation adjustments                           (1,564)             (672)
                                                   -------           -------
Total common stock and other
 stockholders' equity                              128,101           123,203
                                                   -------           -------
                                                  $299,123          $267,944
                                                   =======           =======

See accompanying summary of accounting policies and notes to consolidated financial statements.

                        INSITUFORM TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                  (in thousands, except per share amounts)
                                        For the Three Months    For the Nine Months
                                         Ended September 30,    Ended September 30,
                                           1997       1996        1997       1996
                                           ----       ----        ----       ----
Revenues:
 Construction contracts                  $79,261    $66,994     $218,965   $195,214
 Product sales                             4,924      2,626       15,125     11,258
 Royalties and license fees                1,305      1,027        3,798      4,054
                                          ------     ------      -------    -------
Total revenues                            85,490     70,647      237,888    210,526

Operating costs and expenses:
 Cost of construction contracts           56,712     46,155      158,950    133,956
 Cost of product sales                     3,070      1,573       10,138      7,496
 Royalty expense                             129        160          309        419
 Selling, administrative and general      14,222     14,079       43,287     43,550
 Strategic marketing and product
  development                              1,691      2,055        5,130      5,812
 Unusual items (Note 8)                        0          0        3,845          0
                                          ------     ------      -------    -------
Total operating costs and expenses        75,824     64,022      221,659    191,233
                                          ------     ------      -------    -------
Operating income                           9,666      6,625       16,229     19,293

Other expense:
 Interest expense                         (2,250)    (1,658)      (6,430)    (4,809)
 Other income                               (516)       279          131      1,113
                                          ------     ------      -------    -------
Total other expense                       (2,200)    (1,379)      (5,733)    (3,696)
                                          ------     ------      -------    -------
Income before taxes on income              6,900      5,246        9,930     15,597

Taxes on income                            2,814      2,046        4,119      6,163
                                          ------     ------      -------    -------
Income before minority interests and
 equity in earnings                        4,086      3,200        5,811      9,434
Minority interests in net income              72        (33)        (379)      (256)
Equity in earnings of affiliated
 companies                                   124        249          370        318
                                          ------     ------      -------    -------
Income before extraordinary item           4,282      3,416        5,802      9,496
Extraordinary item - loss on early
 retirement of debt                            0          0         (225)         0
                                          ------     ------      -------    -------
Net income                                $4,282     $3,416       $5,577     $9,496
                                          ======     ======      =======    =======
Earnings (loss) per share of common
 stock and common stock equivalents
 (Note 2):
  Income before extraordinary item         $0.16      $0.13        $0.22      $0.35
  Extraordinary loss, net of income tax        0          0        (0.01)         0
   benefits                               ------     ------      -------    -------
  Net income                               $0.16      $0.13        $0.21      $0.35
                                          ======     ======      =======    =======
  Weighted average common and common
   equivalent shares                      26,965     27,040       26,956     27,173
                                          ======     ======      =======    =======

See accompanying summary of accounting policies and notes to consolidated financial statements.

                           INSITUFORM TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                  (in thousands)
                                                           For the Nine Months
                                                           Ended September 30,

                                                           1997            1996
                                                           ----            ----


Cash flows from operating activities:
------------------------------------
Net income                                              $ 5,577          $ 9,496

Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                          14,196           13,285
  Miscellaneous                                            (504)            (472)
  Equity in earnings of affiliated companies               (371)            (318)
  Minority interests                                        379              256
  Deferred income taxes                                     171              205

Changes in operating assets and liabilities:
  Receivables                                           (10,370)           3,259
  Costs in excess of billings under construction         (5,003)          (6,397)
  Inventories                                             2,809            1,355
  Prepaid expenses and miscellaneous                       (123)           2,513
  Miscellaneous other assets                               (587)             124
  Accounts payable and accruals                           2,324             (108)
  Income taxes payable                                    1,517            1,811
                                                         ------           ------
Net cash provided (used) by continuing operations        10,015           25,009
                                                         ------           ------
Cash flows from investing activities:
------------------------------------
 Capital expenditures                                   (12,594)         (11,003)
 Proceeds on disposal of property and equipment             304                3
 Investments in licensees/affiliated companies                0           (1,129)
 Patents and patent applications                         (1,602)          (1,097)
                                                         ------           ------
Net cash used by investing activities                   (13,892)         (13,226)
                                                         ------           ------

                            (continued)














           See accompanying summary of accounting policies and notes to consolidated financial statements.

                           INSITUFORM TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                  (in thousands)

                                                             For the Nine Months
                                                             Ended September 30,
                                                             1997           1996
                                                             ----           ----


Cash flows from financing activities:
------------------------------------
 Proceeds from issuance of common stock                       213             74
 Increase in short-term borrowings                            274           (240)
 Net borrowings (repayments) of long-term debt (Note 6)    24,983         (3,947)
 Minority interests                                           (75)          (556)
                                                           -------        -------
Net cash provided (used) by financing activities           25,395         (4,669)
                                                           -------        -------
Effect of exchange rates changes on cash                     (201)            52
                                                           -------        -------
Net increase (decrease) in cash and cash
 equivalents for the period                                21,317          7,166
                                                          -------        -------
Cash and cash equivalents, beginning of period             13,476         11,416
                                                          -------        -------
Cash and cash equivalents, end of period                  $34,793        $18,582
                                                          =======        =======



Supplemental disclosures of cash flows
 information:                                               1997           1996
--------------------------------------                      ----           ----

 Cash paid during six months ended September 30, for:
 -----------------------------------------------
   Interest                                               $5,644         $5,489
   Income taxes                                           $  398         $3,566

 Non-cash investing and financing activities:
 -------------------------------------------
   Stock issued in connection with litigation
    settlement                                                $0           $322














See accompanying summary of accounting policies and notes to consolidated financial statements.

                        INSITUFORM TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                             September 30, 1997

1.   GENERAL

     In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997 (unaudited) and the unaudited results of operations and cash flows for the nine months ended September 30, 1997 and 1996. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 1996 Annual Report on Form 10-K.

     The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.   CONDENSED SUMMARY OF ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, including a 51% owned United Kingdom subsidiary, Insituform Linings, Plc., a 60% owned Chilean subsidiary, United Sistema de Tuberias, Ltda., a 66% owned French subsidiary, Insituform France, S.A., a 55% owned Mexican subsidiary, and United Pipeline de Mexico S.A. de C.V. All material intercompany balances, transactions and stockholdings are eliminated.

     The net assets of businesses purchased are recorded at their fair value at the acquisition date and the financial statements include their operations only from that date. Any excess of acquisition costs over the fair value of net assets acquired is included in the balance sheet as "Cost in excess of net assets of businesses acquired."

     Corporate investments are carried at cost if ownership is less than 20% and on the equity method if the Company's ownership interest is 20% and greater, but not exceeding 50%.
     Investments in partnerships for which the Company's ownership interest is no greater than 50% are accounted for on the equity method. In addition, the Company accounts for its interest in Midsouth Partners, a domestic partnership 57-1/2% owned by the Company, on the equity method, as a consequence of Midsouth's management composition. Intercompany profits and losses are eliminated for those investments carried on the equity method.

                        INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)
                             September 30, 1997


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

3.   RECEIVABLES

     Receivables consist of the following (in thousands):


                             September 30, 1997     December 31, 1996
                             ------------------     -----------------

     Trade, less allowance
     for possible losses
     of $1,136 and $1,031           $61,396             $52,030

     Retainage under
     construction contracts          13,356              12,456

     Refundable income
     taxes                            2,075             4,141
                                    -------             -------
                                    $76,827             $68,627
                                    =======             =======


                        INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (Unaudited)
                             September 30, 1997

4.   INVENTORIES

     Inventories are valued at the lower of cost or market.
     Maintenance and office supplies are not inventoried.
     Inventories are summarized as follows (in thousands):

                                   September 30, 1997     December 31, 1996
                                   ------------------     -----------------
            Construction materials     $5,577                   $9,615

            Raw materials               1,524                      968

            Manufactured components     2,414                    1,921

            Work-in-process             1,073                    1,289

            Finished goods              2,384                    1,988
                                      -------                  -------
                                      $12,972                  $15,781
                                      =======                  =======

5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                September 30, 1997        December 31, 1996
                                 ------------------         -----------------
     Land and land improvements      $2,654                     $2,667

     Buildings and improvements      15,589                     15,715

     Machinery and equipment         81,326                     77,608

     Furniture and fixtures           8,910                      8,796

     Autos and trucks                 2,780                      2,647

     Construction in progress         3,484                      1,730
                                     ------                     ------
                                   114,743                     109,163
     Less: accumulated
           depreciation             (58,306)                   (51,897)
                                    -------                    -------
                                   $56,437                     $57,266
                                    =======                    =======


                           INSITUFORM TECHNOLOGIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                    (Unaudited)
                                September 30, 1997

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

     On February 14, 1997 the Company completed a $110 million private debt offering of 7.88% Senior Notes due February 14, 2007 ("Senior Notes"). Interest is payable semi-annually in August and February of each year, and each year, from

                      INSITUFORM TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (Unaudited)
                           September 30, 1997

     February 2001 to February 2006, inclusive, the Company is required to make principal repayments of $15,715,000, together with an equivalent payment at maturity. The Senior Notes may be prepaid at the Company's option, in whole or in part, at any time, together with a make-whole premium, and upon specified change in control events each holder has the right to require the Company to purchase its Senior Note without any premium thereon. The agreements pursuant to which the Senior Notes were acquired obligate the Company to comply with certain financial ratios and restrictive covenants that, among other things, place limitations on operations and sales of assets by the Company or its subsidiaries, and limit the ability of the Company to incur further secured indebtedness and liens and of subsidiaries to incur indebtedness, and, in the event of default under the Senior Notes, limit the ability of the Company to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock. Such agreements also obligate the Company's subsidiaries to provide guarantees to the holders of the Senior Notes if guaranties are given by them to certain other lenders.

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

     Effective August 20, 1997, the Company entered into a Loan Agreement dated such date (the "Credit Agreement") with NationsBank, N.A. ("NationsBank"), whereby NationsBank will make available to the Company, until September 1, 2000 (the "Maturity Date"), a revolving credit line of up to $20,000,000 aggregate principal amount for working capital and permitted acquisitions, including $5,000,000 available for standby and commercial letters of credit. Interest on outstanding advances accrues, at the election of the Company, at either the lender's prime rate, payable monthly, or its LIBO rate, plus a margin ranging from .5% to 1.5% depending on the maintenance of certain financial ratios, payable at the end of selected interest periods (from one to six months). Outstanding principal is subject to repayment on the Maturity Date, except that advances for permitted acquisitions must be repaid within six months after disbursement.

                      INSITUFORM TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (Unaudited)
                           September 30, 1997

     The Credit Agreement obligates the Company to comply with certain financial ratios and restrictive covenants that, among other things, prohibit dividends and stock repurchases in the event of loan defaults, place limitations on operations and sales of assets by the Company and its subsidiaries, and limit the ability of the Company and its subsidiaries to incur further secured indebtedness and liens and of subsidiaries to incur additional indebtedness. The Credit Agreement also obligates certain of the Company's domestic subsidiaries to guarantee the Company's obligations, as a result of which the same subsidiaries have also delivered their guaranty with respect to the Senior Notes.

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

9.   PROXY CONTEST

     In June 1997, a group, including Jerome Kalishman and Robert Affholder, both directors of the Company, filed an amended
     Schedule 13D pursuant to the Securities and Exchange Act of 1934 which stated that it was the intention of Messrs. Kalishman and Affholder to propose a slate of individuals to run for election to the Board of Directors of the Company at its 1997 annual meeting of stockholders in opposition to the slate proposed by the Company in its original proxy statement. On July 25, 1997, the Company and Messrs.

                      INSITUFORM TECHNOLOGIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               (Unaudited)
                           September 30, 1997

     Kalishman and Affholder entered into a settlement agreement to resolve the outstanding proxy contest. The Company has accrued the amount of $0.6 million (prior to any effect of taxes) in the second quarter with respect to such matters.

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying consolidated financial statements.

GENERAL

The Company's revenues include construction revenues from direct installation and other contracting activities, product sales of materials and equipment to licensees and royalty income and initial license fees received from licensees for the use of the Company's trenchless rehabilitation processes. Product sales consist primarily of sales of Insitutubes(R) and NuPipe(R) to licensees. Construction contract revenue is generated primarily by the Company's subsidiaries operating in the United States, Canada, France, the United Kingdom, Chile, Argentina and Mexico. Royalties and license fees are paid by the Company's 35 unaffiliated Insituform(R) licensees and sub-licensees and its ten unaffiliated NuPipe(R) licensees.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had $34.7 million in cash,
U.S. treasury bills, and short-term investments, as compared to $13.5 million at December 31, 1996. Cash and cash equivalents increased $21.2 million primarily as a result of the Company's completion in February 1997 (the "Senior Note Closing") of the sale, in a private transaction, of $110 million principal amount

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of its 7.88% Senior Notes, Series A, due February 14, 2007 (the "Senior Notes"), approximately $85 million of which was applied at closing to the refinancing of outstanding indebtedness of the Company and the remainder of which was applied to short term investments. The Company's working capital ratio was 3.2-to-1.0 at September 30, 1997 representing an increase from 2.5-to-1.0 at December 31, 1996.

Operations provided cash of $10.0 million during the nine months ended September 30, 1997, as compared to cash provided of $25.0 million during the same period in 1996. This decrease is due primarily to an increase in trade receivables (including costs in excess of billings under construction contracts) of $15.4 million in first nine months of 1997, as compared to a decrease of $3.3 million in the prior year. Furthermore, unlike the first nine months of 1996, in which decreases in prepaid expenses and miscellaneous current assets provided $2.5 million in cash, the first nine months of 1997 resulted in increases in prepaid expenses miscellaneous current assets of $0.1 million.

Trade receivables, together with costs and estimated earnings in excess of billings, increased 18.1% to $99.9 million from $84.6 million at December 31, 1996, reflecting a $9.4 million increase in trade receivables, a $0.9 million increase in retainage receivables, and an increase of $5.0 million in costs and estimated earnings in excess of billings on construction contracts. This increase is primarily attributable to the 21% increase in revenue volume during the third quarter of 1997 compared to the third quarter of 1996. The collection cycle for construction receivables is generally longer than for the Company's other operations due to provisions for retainage, often 5% to 10% of the contract amount, as well as the slow internal review processes often employed by the construction subsidiaries' municipal customers. In the United States, retainage receivables are generally received within 60 to 90 days after the completion of a contract.

Capital expenditures were $12.6 million in the first nine months of 1997, as compared to $11.0 million in the first nine months of 1996. Capital expenditures generally reflect replacement equipment required by the Company's contracting subsidiaries.
During the second quarter of 1997, the Company commenced combination of its corporate headquarters, engineering and development center, and North American contracting headquarters in new facilities located in Chesterfield, Missouri, a suburb of St. Louis. The cost of moving employees and offices is estimated at $3.5 million, including severance of approximately $1.0 million. In the second quarter the Company incurred approximately
$0.8 million and accrued an additional $2.4 million; in the third quarter $1.1 million was spent and applied to the accrual. The remaining accrual will be applied to costs to be incurred over the remaining phases of combination of facilities and employees.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, during 1997 the Company has commenced the construction of its new research and development facility. The total estimated cost of such facility is estimated at $3.5 million, of which $0.7 has been incurred through the end of the third quarter 1997.

Financing activities provided $25.4 million in cash in the first nine months of 1997 as compared to cash used of $4.7 million in the prior year. This difference is primarily related to the cash generated from the Senior Notes of approximately $25.0 million in February 1997, as compared to the first nine months of 1996, in which the Company made net principal payments totaling $5.3 million relating to the Company's prior existing credit facility with SunTrust Bank, Nashville, N.A. ("SunTrust") and repayment of the subordinated note issued in connection with the Enviroq acquisition.

At December 31, 1996, $76.3 million was outstanding under the Company's credit agreement dated October 25, 1995 (the "SunTrust Credit Agreement") with SunTrust Bank, as agent, and a group of participating lenders (the "Lenders"), which provided for advances by the Lenders through October 1997 on a revolving basis aggregating up to $105 million (including a $5 million standby letter of credit facility). Indebtedness pursuant to the SunTrust Credit Agreement was due to mature in October 2000, with installments based on a five-year amortization schedule, commencing December 31, 1997. Interest on indebtedness under the SunTrust Credit Agreement was payable at a rate per annum selected by the Company as either SunTrust's prime rate plus a margin of up to .25% in the event certain financial ratios were not maintained, or an adjusted LIBOR rate, plus a margin ranging from 1.00% to 1.75%, depending on the maintenance of certain financial ratios. Up to $5 million under the SunTrust Credit Agreement was available for borrowings from SunTrust pursuant to a swing-line facility, and would accrue interest at a rate per annum equal to 0.5% below SunTrust's prime rate. The SunTrust Credit Agreement obligated the Company to comply with certain financial ratios and restrictive covenants that, among other things, limited the ability of the Company and its subsidiaries to incur further indebtedness, pay dividends, make loans and encumber any properties, and required guarantees of certain domestic subsidiaries. At the Senior Note Closing, all outstanding indebtedness to the Lenders under the SunTrust Credit Agreement, and outstanding indebtedness owed to SunTrust under an industrial revenue bond encumbering the Company's Batesville facility ($3.4 million principal amount recorded at December 31, 1996), was prepaid.

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

The note purchase agreements pursuant to which the Senior Notes were acquired obligate the Company to comply with certain financial ratios and restrictive covenants that, among other things, place limitations on operations and sales of assets by the Company and its subsidiaries, and limit the ability of the Company to incur further secured indebtedness and liens and of subsidiaries to incur indebtedness, and, in the event of default under the Senior Notes, limit the ability of the Company to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock. Such agreements also obligate the Company's subsidiaries to provide guaranties to holders of the Senior Notes if guaranties are delivered by them to specified other lenders. To the extent not utilized to refinance indebtedness of the Company at the Senior Note Closing, proceeds of the sale of the Senior Notes are available for general corporate purposes, including possible acquisitions of products, technologies and businesses and repurchases of Common

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Stock. The Company has not reached any determination with respect to any such transaction, and there can be no assurance that any such transaction will be undertaken.

Effective August 20, 1997, the Company entered into a Loan Agreement dated such date (the "Credit Agreement") with NationsBank, N.A. ("NationsBank"), whereby NationsBank will make available to the Company, until September 1, 2000 (the "Maturity Date"), a revolving credit line of up to $20,000,000 aggregate principal amount for working capital and permitted acquisitions, including $5,000,000 available for standby and commercial letters of credit. Interest on outstanding advances accrues, at the election of the Company, at either the lender's prime rate, payable monthly, or its LIBOR rate, plus a margin ranging from
 .5% to 1.5% depending on the maintenance of certain financial ratios, payable at the end of selected interest periods (from one to six months). Outstanding principal is subject to repayment on the Maturity Date, except that advances for permitted acquisitions must be repaid within six months after disbursement.

The Credit Agreement obligates the Company to comply with certain financial ratios and restrictive covenants that, among other things, prohibit dividends and stock repurchases in the event of loan defaults, place limitations on operations and sales of assets by the Company and its subsidiaries and limit the ability of the Company and its subsidiaries to incur further secured indebtedness and liens and of subsidiaries to incur additional indebtedness. The Credit Agreement also obligates certain of the Company's domestic subsidiaries to guaranty the Company's obligations, as a result of which the same subsidiaries have also delivered their guaranty with respect to the Senior Notes.

At September 30, 1997, the Company was obligated on certain notes issued in connection with the acquisition in October 1994 of all of the outstanding stock of Gelco and affiliates, aggregating $1.4 million, to the former Gelco shareholders and their affiliates, representing net current liabilities of the acquired companies to related parties and a portion of working capital at closing. The assets acquired secured the notes issued in the Gelco closing. In October 1997, these notes were paid in full.

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

RESULTS OF OPERATIONS - Nine Months Ended September 30, 1997
Compared to Nine Months Ended September 30, 1996

Revenues. Revenues for the third quarter increased 21.1% to $85.5 million from $70.6 million in the comparable period of the prior year, while revenues for the first nine months of 1997 increased 13.0% to $237.9 million from $210.5 million in the prior year. This increase was a result of an increase in both construction revenues and product sales, offset by decreases in royalties and license fees.

Construction revenues during the third quarter increased 18.4% to $79.3 million from $67.0 million in the comparable period of 1996, while, for the first nine months of 1997, construction revenues increased by 12.2% to $219.0 million from $195.2 million in 1996. The increase was primarily as a result of increased activity in the Company's corrosion and abrasion operations, and tunneling operations. Fluctuations in currency exchange rates of the British pound sterling, French franc, Chilean peso and Canadian dollar to the United States dollar negatively impacted construction revenues by approximately $0.1 million in the first nine months of 1997.

Product sales for the third quarter increased 88.5% to $4.9 million from $2.6 million in the comparable period of 1996, while, product sales for the first nine months of 1997 increased
33.6% to $15.1 million from $11.3 million in 1996. This increase was primarily attributable to increased sales to independent

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

licensees in the United States, and to a lesser extent, the Company's offshore manufacturing operations.

Royalty and license fees for the third quarter increased 30.0% to $1.3 million from $1.0 million in 1996, while, for the first nine months of 1996, royalties and license fees decreased 7.3% to $3.8 million from $4.1 million in 1996. The increase during the third quarter was primarily attributable to higher royalties collected from independent licensees in the United States. The decrease during the nine-month period was due primarily to the impact of 1996 license fees of $0.3 million from licenses signed in Taiwan and Germany.

Operating costs and expenses. Cost of construction contracts for the third quarter increased 22.7% to $56.7 million from $46.2 million in the comparable period of 1996, while, for the first nine months of 1997, cost of construction contracts increased 18.7% to $159.0 million from $134.0 million in 1996. Construction costs as a percentage of construction revenues increased in the third quarter to 71.5% as compared to 69.0% in the third quarter of 1996. For the first nine months of 1997, construction costs as a percentage of construction revenues increased to 72.6% from 68.6% in the first nine months of 1996. This increase was due principally to lower margins achieved by the Company's pipeline rehabilitation operations, primarily as a result of increased price competition, along with increased volume by the Company's corrosion and abrasion operations, and tunneling operations, which traditionally achieve lower margins.

Cost of product sales for the third quarter increased 93.8% to $3.1 million from $1.6 million in 1996, while, for the first nine months of 1997, cost of product sales increased 34.7% to $10.1 million from $7.5 million in 1996. The increase in the third quarter was due primarily to increased volume primarily in the United States and to a lesser extent in offshore manufacturing operations. For the third quarter, cost of product sales as a percentage of product sales increased to 63.3% from 61.5% in 1996. For the first nine months of 1997, cost of product sales as a percentage of product sales increased to 66.9% from 66.3% in 1996. Both increases are due principally to slightly lower margin achievement in the United States, and higher volume from offshore operations, which traditionally achieve lower margins than the United States manufacturing operations.

As a percentage of revenues, selling, administrative and general expenses in the third quarter were 16.6% compared to 20.0% in the comparable period of 1996, while, for the first nine months of 1997, selling, administrative and general expenses as a percentage of revenues were 18.2% compared to 20.7% in the first nine months of 1996. The decrease is attributable primarily to

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

economies of scale resulting from higher volume, along with management's effort to control overhead costs throughout the Company's operations, principally in the United States. In the third quarter of 1997, selling, administrative and general expenses increased 0.7% to $14.2 million compared to $14.1 million in the third quarter of 1996, while, in the first nine months of 1997, selling, administrative and general expenses decreased 0.7% to $43.3 million from $43.6 million in the first nine months of 1996. This third quarter increase was due primarily to third quarter 1996 accrual reversals for incentive compensation of $1.0 million. Excluding the 1996 benefit of accrual adjustments in 1996, selling, administrative and general expenses decreased 5.9%, or $0.9 million. This decrease was primarily due to cost reorganization of the Company's pipeline rehabilitation operations through elimination of positions, and realignment of responsibilities. This was offset slightly by increased overhead costs related to the buildup of personnel for the Company's corrosion and abrasion operations in Argentina, Chile and Mexico.

In the third quarter, strategic marketing and product development costs decreased 19.0% to $1.7 million compared to $2.1 million in 1996, while, in the first nine months of 1997, strategic marketing and product development costs decreased 12.1% to $5.1 million compared to $5.8 million. The decrease is primarily due to controlled spending in advertising and research projects, and reduction of personnel in industrial marketing.

Unusual Items. During the second quarter of 1997, the Company recorded in operating expense an unusual item of $3.2 million for employee severance, and moving employees and offices related to the restructuring of its corporate headquarters and related facilities.

In June 1997, a group, including Jerome Kalishman and Robert Affholder, both directors of the Company, filed an amended
Schedule 13D pursuant to the Securities and Exchange Act of 1934 which stated that it was the intention of Messrs. Kalishman and Affholder to propose a slate of individuals to run for election to the Board of Directors for the Company at its 1997 annual meeting of stockholders in opposition to the slate proposed by the Company in its original proxy statement. On July 25, 1997 the Company and Messrs. Kalishman and Affholder entered into a settlement agreement to resolve the outstanding proxy contest.
The stockholders of the Company approved pertinent proposals required by the settlement agreement at the Company's annual

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

stockholders' meeting held in October 1997. The costs associated with the proxy contest, which approximated $0.6 million, were accrued in the second quarter.

Other income(expense). In the third quarter, interest expense increased 35.3% to $2.3 million from $1.7 million in 1996, while during the first nine months, interest expense increased 33.3% to $6.4 million from $4.8 million in 1996. This increase was primarily due to increased principal from the Senior Notes financing in February 1997. In the third quarter, notwithstanding the return on proceeds invested from a portion of the Senior Note financing, other income decreased by approximately $0.8 million, while, during the first half, other income decreased 90.9% to $0.1 million from $0.9 million. This decrease was primarily due to an increase in reserves for potentially uncollectible receivables from abandoned offshore operations, along with equipment write-downs, and miscellaneous expenses incurred by the Company's operations in the United States.

Taxes on income. In the third quarter, taxes on income increased 40.0% to $2.8 million from $2.0 million in 1996, due primarily to an increase in income before taxes on income of $1.7 million. In the first nine months, taxes on income decreased 33.9% to $4.1 million from $6.2 million, due primarily to a decrease in income before taxes on income of $6.6 million. The Company's effective tax rate for the first nine months of 1997, was 41.4%, compared to 39.5% in 1996, due primarily to an increase in income coming from tax jurisdictions with higher tax rates.

Extraordinary item. In February 1997, as a result of the closing of the Senior Notes financing, certain previous debt facilities were retired. Costs of $0.4 million ($0.2 million after-tax) associated with these debt facilities which were capitalized, such as commitment fees and legal costs, were written off.

Net Income.   As a result of the foregoing, net income for the
third quarter of 1997 was $4.3 million, an increase of $0.9 million, or 26.5%, from 1996. Net income for the first nine months of 1997 was $5.6 million, a decrease of $3.9 million, or 41.0%, from 1996.

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      The Company has previously reported pending patent infringement proceedings brought by the Company in 1990 against Cat Contracting, Inc., et. al. in the United States District Court for the Southern District of Texas, Houston Division (Civil Action No. H-90-1690)(the "Cat Proceeding"). In the Cat Proceeding, the Company alleged infringement of certain of the Insituform patents in connection with conduit relining work performed in Houston by licensees of Kanal Sanierung Hans Muller GmbH & Co. In such proceeding, defendants asserted counterclaims alleging that the suit had been brought in bad faith, that the Company had engaged in certain antitrust violations and further that the Company had engaged in unfair competition.

      In June 1991, the jury in the Cat Proceeding rendered its verdict finding that the competitors named as defendants had infringed the Insituform patents at issue and that such patents were not invalid. In August 1991 in the continuing proceedings, the court declined to declare such patents invalid, as requested by defendants and further declined to disturb the jury's verdict rejecting defendant's counterclaims that the suit had been brought in bad faith and defendant's claims that plaintiffs had engaged in unfair competition. The court did, however, grant the defendants' motion for a new trial on the matter of whether defendants had infringed certain of the Insituform patents under the doctrine of equivalents, and the court set aside that portion of the jury's verdict. The court also granted defendants judgment notwithstanding the jury verdict on the issue of literal infringement of that patent.

      In October 1995, the court in the Cat Proceeding held the mandated new trial and then ruled that defendants' serial vacuum impregnation processes infringed the Company's patent under the doctrine of equivalents. The Court further issued a permanent injunction against defendants' use of the processes covered by such patent and ordered a trial on the issue of damages, the amount of which had yet to be determined. Defendants filed a notice of appeal to the United States Court of Appeals for the Federal Circuit and the Company filed a notice of cross-appeal from the 1991 judgment.

      In November 1996, the Court of Appeals for the Federal
Circuit affirmed the District Court in declining to declare the Company's serial vacuum impregnation patent invalid and found that the jury's rejection of defendants' challenge to the validity of that patent was supported by the evidence. The Court of Appeals further affirmed the District Court's grant to defendants of judgment notwithstanding the jury verdict on the issue of the literal infringement of the patent, and vacated the District Court's finding of infringement under the doctrine of equivalency, holding that the District Court had used incorrect claim construction. The Court of Appeals remanded the case to the District Court for new findings on the infringement issue. In
March 1997, defendants sought a writ of certiorari from the U.S. Supreme Court to review that ruling, which writ was denied by the Court.

      In December 1996, the District Court had earlier issued its new findings under the guidelines suggested by the Court of Appeals and again found that both of the processes employed by defendants infringed the Company's serial vacuum impregnation patent. In January 1997 defendants appealed from those findings, as well as from the re\refusal of the District Court to consider allegedly new evidence on the issue of equivalency. That appeal has been fully briefed and is awaiting argument, which is expected to take place early in 1998.

      In addition, in February 1996 defendants had filed a motion with the District Court for a partial new trial, alleging that the Company gave false testimony at the 1991 trial, and seeking dismissal of the action and monetary sanctions. The Company vigorously opposed the motion, which the District Court then denied. Defendants appealed from that ruling to the United States Court of Appeals for the Federal Circuit, and in May 1997, the Court affirmed the District Court's denial of defendants' motion.

      The damages portion of the Cat Proceeding was tried before the District Court in September 1997. The parties now await the District's Court's decision as to the amount of damages due to the Company as a result of defendant's infringement of the Company's serial vacuum impregnation patent during the period of 1989-90 through October 1995.

      In other proceedings previously reported by the Company (Inliner U.S.A. and Cat Contracting, Inc. v. Insituform
Technologies, Inc. and Insituform East, Inc. [Civil Action No. H-96-3627, United States District Court for the Southern District of Texas]), on August 26, 1997 the District Court issued its Memorandum and Order in which it granted the Company's Motion to Dismiss as to claims arising out of the Cat Proceeding, as well as Noerr-Pennington immunity for the patent litigation in the Cat Proceeding and the obtaining of certain product standards, among other matters, and dismissed plaintiffs' claims that the acquisition by the Company of a number of its licensees constituted anti-competitive practices. The court further ordered plaintiffs to refile an amended complaint alleging with factual particularity any timely claims for tortious interference with business and contractual relations, as well as facts demonstrating certain antitrust injury and section 43(a) Lanham

Act claims of misrepresentation. Plaintiffs have filed a motion, which is pending, to file an amended complaint and a second amended complaint, which purports to add a subsidiary of the Company, Insituform Gulf South, Inc., as a defendant, and the Company has asserted that plaintiffs have failed to comply with the court's Memorandum and Order.

      In proceedings also previously reported by the Company (Western Slopes Utilities, Inc. v. Insituform Technologies, Inc. and Insituform Netherlands, B.V. [Civil Action No. 96-N2394]), wherein plaintiffs sought, among other things, a judgment declaring the Company's serial impregnation patent invalid, on August 7, 1997 the Company filed a motion to dismiss and, in the alternative, a motion for summary judgment dismissing, Western Slopes' declaratory judgment claims. Western Slopes has acquiesced in the Company's motion to dismiss the declaratory judgment claims, and, accordingly, the only remaining issues in the suit entail claims under Section 43(a) of the Lanham Act and tortious interference with business relations.

Item 4.  Submission of Matters to a Vote of Security Holders

      (a)  On October 8, 1997, the Company convened its Annual
Meeting of Stockholders (the "Annual Meeting").

      (b) Not applicable because (i) proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 together with the Company's Proxy Statement dated August 25, 1997 (the "Proxy Statement"); (ii) there was no solicitation in opposition to management's nominees as listed in the Proxy Statement and (iii) all of such nominees were elected.

      (c) At the Annual Meeting, the stockholders voted in favor of a proposal to approve an amendment of the Certificate of Incorporation of the Company to amend Article SIXTH in order to eliminate the three-year staggered terms of the directors and to provide for a new procedure to fill vacancies on the Board of Directors. The holders of 21,618,768 shares voted in favor of, the holders of 104,923 shares abstained and there were 335,076 broker non-votes with respect to approval of such proposal.

      At the Annual Meeting, the stockholders voted in favor of a proposal to approve an amendment to Article III, Section 2, of the By-Laws of the Company in order to reduce the size of the Board of Directors to eight, with an automatic adjustment to nine upon appointment of an additional director. The holders of 21,640,228 shares voted in favor of, the holders of 335,611 shares voted against, the holders of 104,483 shares abstained and there were 219,689 broker non-votes with respect to approval of such proposal.

      At the Annual Meeting, the stockholders voted in favor of management's nominees for election as directors of the Company. The holders of 21,982,887 shares voted in favor of, and holders of 317,124 shares withheld their vote for, the election of Robert
W. Affholder; the holders of 22,000,949 shares voted in favor of, and holders of 299,062 shares withheld their vote for, the election of Paul A. Biddelman; the holders of 22,001,099 shares voted in favor of, and holders of 298,912 shares withheld their vote for, the election of Stephen P. Cortinovis; the holders of 21,996,324 shares voted in favor of, and holders of 303,687 shares withheld their vote for, the election of Anthony W. Hooper; the holders of 21,993,723 shares voted in favor of, and holders of 306,288 shares withheld their vote for, the election of Jerome Kalishman; the holders of 21,999,245 shares voted in favor of, and holders of 300,766 shares withheld their vote for, the election of Silas Spengler; the holders of 22,002,095 shares voted in favor of, and holders of 297,916 shares withheld their vote for, the election of Russell B. Wight, Jr.; and the holders of 22,001,749 shares voted in favor of, and holders of 298,262 shares withheld their vote for, the election of Sheldon Weinig.

      (d) The terms of the Company's settlement agreement dated July 25, 1997 with the Dissident Group (as defined therein) and the additional incumbents on its Board of Directors are contained under the caption "IV. Settlement Agreement" contained in the Proxy Statement, the pertinent information of which is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

      (a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the annexed Index to Exhibits.

      (b) During the quarter ended September 30, 1997, the Company filed: (i) a Current Report on Form 8-K dated July 3, 1997, which, under "Item 5. Other Events" thereunder, reported an agreement-in-principle to settle a proxy contest; and (ii) a Current Report on Form 8-K dated July 25, 1997 which, under "Item
5. Other Events" thereunder, reported the definitive settlement agreement. No financial statements were filed as part of any such report.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INSITUFORM TECHNOLOGIES, INC.




November 14, 1997                  s/William A. Martin
-----------------                  --------------------
                                   William A. Martin
                                   Senior Vice President and
                                   Principal Financial and
                                   Accounting Officer

                            INDEX TO EXHIBITS


3(a)      -   Certificate of Incorporation of the Company.

3(b)      -   By-Laws of the Company.

10(a)     -   First Amendment dated as of August 20, 1997 to Note
              Purchase Agreements dated as of February 14, 1997 among the Company and, respectively, each of the lenders listed therein, together with Guaranty
              Agreement dated as of August 20, 1997 by each of the subsidiaries named therein and Intercreditor
              Agreement dated as of August 20, 1997 among NationsBank, N.A. and such lenders.

10(b)     -   Loan Agreement dated as of August 20, 1997 between
              NationsBank, N.A. and the Company together with Unlimited Guaranty dated as of August 20, 1997 by each of the subsidiaries named therein and Contribution Agreement dated August 20, 1997 between
              NationsBank, N.A. and such guarantors.

10(c)     -   Agreement dated July 25, 1997 among Jerome
              Kalishman, Nancy F. Kalishman, Robert W. Affholder,
              Xanadu Investments L.P., The Jerome and Nancy
              Kalishman Family Fund, Paul A. Biddelman, Stephen P.
              Cortinovis, Anthony W. Hooper, Silas Spengler,
              Sheldon Weinig and Russell B. Wight, Jr.
              (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated July 25, 1997).

10(d)     -   Amendment No. 1 to the Agreement dated July 25, 1997
              among Jerome Kalishman, Nancy F. Kalishman, Robert
              W. Affholder, Xanadu Investments L.P., The Jerome and Nancy Kalishman Family Fund, Paul A. Biddelman,
              Stephen P. Cortinovis, Anthony W. Hooper, Silas
              Spengler, Sheldon Weinig and Russell B. Wight, Jr.

10(e)     -   Amendment No. 2 dated October 8, 1997 to Agreement
              dated October 25, 1995, as supplemented November 18,
              1996, between the Company and Jerome Kalishman.

99        -   Pages 6 through 9 of the Company's Proxy Statement
              dated August 25, 1997.

11        -   Statement re computation of per share earnings.

27        -   Financial Data Schedule, which is submitted
              electronically to the Securities and Exchange
              Commission for information only and is not filed.