Form 10-K
period 1997-12-31
INSITUFORM TECHNOLOGIES INC
filed 1998-03-30
CIK 353020

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)
[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997

                               OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION
       13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ---------- to ----------

                Commission file number 0-10786

                  INSITUFORM TECHNOLOGIES, INC.
    --------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Delaware                               13-3032158
-------------------------------               ------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

   702 Spirit 40 Park Drive
   Chesterfield, Missouri                          63005
----------------------------------------          ------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  314-530-8000
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

                       Yes [ X ]           No [    ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          State the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

Aggregate market value as of March 15, 1998.....$228,062,297

          Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

          Class A Common Stock, $.01 par value,
           as of March 15, 1998................. 26,959,459 shares



               DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents, all or portions of which are incorporated by reference herein, and the part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the 1998 Annual Meeting of Stockholders-Part III.

                             PART I
ITEM 1. BUSINESS

General

     Insituform Technologies, Inc. (the "Company") is a worldwide provider of proprietary trenchless technologies for the rehabilitation and improvement of sewer, water, gas and industrial pipes. The Company's primary technology is the Insituform(R) Process (the "Insituform Process"), a "cured-in-place," non-disruptive pipeline rehabilitation process that, during the Company's most recent fiscal year, contributed approximately 63% of the Company's revenues.

     In addition to the Insituform Process, the Company offers certain other products in trenchless pipeline system rehabilitation. The Company's NuPipe(R) Process (the "NuPipe Process"), which utilizes a "fold and formed" technology, is used primarily to repair smaller or less damaged pipe. The Company also exercises the exclusive rights in substantially all of North America, and non-exclusive rights in specified other territories, to the Paltem(R)-HL system and to the Thermopipe(TM) System (the "Thermopipe Process").

     The Company's Tite Liner(R) Process (the "Tite Liner
Process") is used to line new and existing steel pipelines.
Through its Affholder, Inc. subsidiary, the Company is engaged in trenchless tunnelling used in the installation of new underground pipelines.

     The Company was incorporated in Delaware in 1980 under the name Insituform of North America, Inc., in order to act as the exclusive licensee of the Insituform Process in most of the United States of Insituform Group Limited, the then owner of the worldwide rights to the Insituform Process, and to license other companies to market and provide Insituform installation services in return for royalties and sales from materials manufactured by the Company. Contemporaneously with the consummation in 1992 of the Company's acquisition of IGL, the name of the Company was changed to Insituform Technologies, Inc.

     As a result of its successive licensee acquisitions, the Company has further integrated its business to perform the entire process of manufacture and installation using its trenchless processes. In 1995, Insituform Mid-America, Inc. ("IMA") which, together with its subsidiaries, was licensed to provide the Insituform technology in all or a portion of 22 states, was merged with a subsidiary of the Company as a result of which IMA became a wholly-owned subsidiary of the Company (the "IMA Merger"). The IMA Merger has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for the three years ended December 31, 1997 included in response to "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" for the periods prior to the IMA Merger, and (unless the context otherwise requires) all other financial information included herein for such periods and prior periods, include the combined historical results of the Company and IMA.

     As used in this Annual Report on Form 10-K, the term the "Company" refers to the Company and, unless the context otherwise requires, its direct and indirect subsidiaries. For certain information concerning each of the Company's industry segments and domestic and foreign operations, see Note 18 of the Notes to the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K," which information is incorporated herein by reference.

     This Annual Report on Form 10-K contains various forward looking statements and information that are based on information currently available to management and management's beliefs and assumptions. When used in this document, the words "anticipate," "estimate," "believes," "plans," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties, and the Company's actual results may vary materially from those anticipated, estimated or projected due to a number of factors, including, without limitation, the competitive environment for the Company's products and services, the geographical distribution and mix of the Company's work, and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Technologies

     Pipeline System Rehabilitation. The Insituform Process for the rehabilitation of sewers, pipelines and other conduits utilizes a custom-manufactured tube, or liner, made of a synthetic fiber with a plastic coating on one side which, after installation, becomes the new inside surface of the pipe being rehabilitated. After the pipe is saturated (impregnated) with a thermosetting resin, the liner is inverted into the host pipe by various processes, and the resin is then heated by various means until it hardens, or cures, forming a new hard pipe within a pipe.

     The Company's NuPipe Process entails the manufacture of a folded replacement pipe from a thermoplastic material which is stored on a reel in a reduced shape. The pipe is heated at the installation site in order to make it flexible enough to be inserted into an existing conduit, pulled into place and then sequentially expanded to match the existing conduit by internal heat and pressure and progressive rounding, creating a tight fit against the conduit being repaired.

      See "Patents and Licenses" below for information concerning the Paltem system and the Thermopipe Process, both licensed by the Company, neither of which were material to the Company's results of operations during the year ended December 31, 1997.

     Corrosion and Abrasion Protection.  The Company's Tite Liner
Process is a method of lining new and existing steel pipelines with a corrosion and abrasion resistant polyethylene pipe.

     Tunnelling. Tunnelling is a trenchless, subterranean construction process that generally is utilized for the construction of pipeline systems. The Company utilizes its tunnelling machines to construct new pipes from two to fourteen-foot diameter in size.

Rehabilitation Activities

     The Company conducts its rehabilitation activities through direct installation and other construction operations performed through wholly-owned and, in some cases, majority-owned subsidiaries. During the year ended December 31, 1997, such operations accounted for approximately 92% of the Company's consolidated revenues. In addition, in those areas of the world in which the Company's management believes it would not be profitable for the Company to exploit its trenchless processes directly, the Company has granted licenses to unaffiliated companies. The Company has also entered into joint ventures from time to time to encourage additional royalties, sales of its products and exploitation of its trenchless rehabilitation processes.

     Direct Installation and Other Construction Activities. The Company's direct installation operations are conducted in North America principally through subsidiaries which hold the Insituform Process and NuPipe Process licenses for 39 of the 50 states (and a portion of another state), in addition to Puerto Rico and the U.S. Virgin Islands, and all of Canada, and the rights in substantially all of North America to the Paltem system and to the Thermopipe Process. Outside of North America, the Company conducts Insituform Process or NuPipe Process direct installation operations through its subsidiaries in the United Kingdom and France.

     North American rehabilitation operations are headquartered in Chesterfield, Missouri, with principal operations facilities maintained in approximately thirteen locations geographically dispersed through all major regions. European operations are headquartered in La Courneuve, France, with regional operations facilities located in the United Kingdom.

     The worldwide rights to the Tite Liner Process are applied by United Pipeline Systems USA, Inc. and, through its United Pipeline division, Insituform Technologies Limited, both subsidiaries of the Company. During 1994, Tite Liner operations commenced in Chile through a newly-organized subsidiary, United Sistema de Tuberias Ltda. ("United Chile"), and during 1996, through newly organized subsidiaries in Argentina and Mexico. The Company's corrosion and abrasion protection work is coordinated through facilities in Durango, Colorado, with regional facilities located in Canada and Latin America. Following consummation of the IMA Merger, and in view of the start-up nature of operations conducted by the Company under the UltraPipe(R) name, the Company has consolidated such operations with IMA's larger corrosion and abrasion protection activities.

     The Company's Affholder, Inc. subsidiary, in addition to tunnelling, offers a range of pipe rehabilitation and construction services.

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

     Proper trenchless installation requires certain expertise that is acquired on the job and through training, and, if an installation is improperly performed, the Company may be required to repair the defect, which may involve excavation. The Company, accordingly, has incurred significant costs in establishing new field installation crews, in training new operations personnel and in equipping its direct installation staff. The Company generally invoices installation revenues on a percentage-of-completion basis. Under ordinary circumstances, collection from governmental agencies in the United States is made within 60 to 90 days of billing. In some cases, five to fifteen percent of the contract value is withheld by the owner until testing is completed or the warranty period has expired.

     The Company is required to carry insurance and bonding in connection with certain direct installation projects, and, accordingly, maintains comprehensive insurance policies, including workers' compensation, general and automobile liability, and property coverage. The Company believes that it presently maintains adequate insurance coverage for all direct installation activities. The Company has also arranged bonding capacity for bid, performance and payment bonds. Typically, the cost of a performance bond is less than approximately 1% of the contract value. The Company is required to indemnify surety companies for any payments the sureties are required to make under the bonds.

     The Company's principal direct installation and other construction activities are conducted by direct or indirect wholly-owned subsidiaries, except for the following subsidiaries that are less than wholly-owned:

     Subsidiary         Processes    Territory     Interest
     ----------         ---------    ---------     --------
     Insituform France  Insituform   France        66-2/3% of
      S.A.                                          stock(2)

     United Pipeline    Tite Liner   Mexico(1)     55% of
      de Mexico, S.A.                              stock(3)

_______________________

(1)  Jurisdiction of incorporation.

(2)  The remaining interest is held by a subsidiary of Lyonnaise des Eaux S.A.

(3)  The remaining interest is held by a subsidiary of Produtos y Servicios
     Miller de Mexico, S.A.

     In March 1998, the Company completed the acquisition of the entire minority interest in United Chile for an aggregate purchase price of approximately $2.1 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     Licensing Operations. The Company grants licenses for the Insituform Process and the NuPipe Process, covering exclusive and non-exclusive territories, to licensees who provide pipeline repair and rehabilitation services throughout their respective licensed territories. The licenses generally grant to the licensee the right to utilize the know-how and practice the invention of the patent rights (where they exist) relating to the subject process, and to use the Company's copyrights and trademarks. At present, the Insituform Process is commercialized under license by an aggregate of 35 unaffiliated licensees and sublicensees, and the NuPipe Process is commercialized under license by an aggregate of seven unaffiliated licensees.

     The Company's licensees generally are obligated to pay a royalty at a specified rate, which in many cases is subject to a minimum royalty payment. Domestic licensees are also obligated to pay specified royalty surcharges on their sales and contracts outside of their licensed territories, which are then paid by the

Company to the domestic licensee in whose territory the installation was performed. Any improvements or modifications a licensee may make in the subject process during the term of the license agreement becomes the property of the Company or are licensed to the Company. Should a licensee fail to meet its royalty obligations or other material obligations, the Company may terminate the license. Many licensees (including the domestic licensees), upon prior notice to the Company, may also terminate the license for any reason. The Company may vary the agreement used with new licensees according to prevailing conditions.

     The Company has also granted an exclusive license to use the Tite Liner Process for specified uses in much of the Middle East, in exchange for royalty payments calculated on the basis of the licensee's gross sales (subject to minimum payments).

     Ownership Interests in Licensees. The Company, through two subsidiaries, holds an aggregate of 57.5% of the partnership interest in Midsouth Partners, the Company's licensee of the Insituform and NuPipe Processes in Tennessee and portions of Mississippi and Kentucky,with the remaining interest in Midsouth Partners held by a subsidiary of Insituform East, Incorporated ("Insituform East"), an unaffiliated licensee. The management and conduct of the business of Midsouth Partners is vested in a management committee comprised of seven members. Notwithstanding the Company's majority equity ownership interest in Midsouth Partners, as a result of the determination in June 1996 by an arbitration panel that one Company subsidiary was in default of certain obligations under the partnership agreement, Insituform East was awarded majority control of the management committee and effectively determines the partnership's business strategy and its implementation. Partnership interests in Midsouth Partners may not be transferred nor may there be a change in control of any partner, without the approval of all partners.

     The Company, through its subsidiary, Insituform Holdings (UK) Limited, holds one-half of the equity interest in Insituform Rohrsanierungstechniken GmbH, the Company's licensee of the Insituform and NuPipe Processes in Germany. The joint venture partners have rights-of-first-refusal in the event either party determines to divest its interest.

     The Company holds additional ownership interests in licensees as follows:

Licensee               Processes    Territory           Interest
--------               ---------    ---------           --------
N.V. Kumpen-Insituform Insituform   Belgium,            50% joint venture
                                    Luxembourg          interest(1)

Ka-Te Insituform A.G.  Insituform   Switzerland,        50% joint venture
                                    Liechtenstein and   interest(2)
                                    Voralberg, Austria
_____________________
(1) The remaining interest is held by N.V. Kumpen.
(2) The remaining interest is held by Ka-Te Holding A.G.

    The Company has also entered into contractual joint ventures in order to develop joint bids on contracts for its direct installation business, and for tunnelling operations. The Company continues to investigate opportunities for augmenting its business through such arrangements.

Marketing

    The Company has focused the marketing of its rehabilitation technologies primarily on the municipal wastewater markets worldwide, which the Company expects to remain the largest part of its business for the foreseeable future. The Company produces sales literature and presentations, participates in trade shows, conducts national advertising and executes other marketing programs for the Company's own sales force and those of unaffiliated licensees.

    As a result of its acquisitions, the Company's distribution efforts are implemented predominantly through the direct installation activities of its subsidiaries. See "Rehabilitation Activities" above for a description of the Company's licensing operations and investments in licensees. The Company's unaffiliated licensees are responsible for marketing and sales activities in their respective territories, and each has a staff for that purpose.

    The Company offers its corrosion and abrasion protection technologies worldwide to line new and existing steel pipelines.

    No customer accounted for more than ten percent of the Company's consolidated revenues during the years ended December
31, 1997, 1996 and 1995, respectively.

Backlog

    At December 31, 1997 and 1996, respectively, the Company recorded backlog from construction operations (excluding projects where the Company has been advised that it is the low bidder) in the amounts of approximately $102.1 million and $167.6 million, respectively. The Company anticipates that substantially all construction backlog recorded at December 31, 1997 will be completed in 1998.

Product Development

    The Company, by utilizing its own laboratories and test facilities and outside consulting organizations and academic institutions, continues to develop improvements to its proprietary processes, including the materials used and the methods of manufacturing and installing pipe. See "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for information concerning inauguration of the Company's new research and development facility in Chesterfield, Missouri. During the years ended December 31, 1997, 1996 and 1995, the Company spent approximately $7.0 million, $7.7 million and $7.6 million, respectively, on all strategic marketing and product development activities.

Manufacturing and Suppliers

    The Company maintains its principal North American liner manufacturing facility in Batesville, Mississippi, with an additional facility located in Memphis, Tennessee. In Europe, Insituform Linings Plc ("Linings"), a joint venture between the Company and five licensees, manufactures and sells linings from its plant located in Wellingborough, United Kingdom. The Company, through a subsidiary, owns 51% of the equity of Linings. In 1992, the Company inaugurated its liner manufacturing facility in Matsubuse, Japan.

     While raw materials used in the Company's Insituform products are typically available from multiple sources, the Company's historical practice has been to purchase materials from a limited number of suppliers. The Company maintains its own felt manufacturing facility contiguous to its Insitutube manufacturing facility in Batesville, and purchases substantially all of its fiber requirements from one source, alternate vendors of which the Company believes are readily available. Although it is working with one vendor to develop a uniform and standard resin to source substantially all of its resin requirements, the Company believes that resins are also readily available from a number of major corporations. The Company believes that the sources of supply in connection with its Insituform operations are adequate for its needs.

    The Company has entered into a supply agreement with an unaffiliated party, under which the Company will purchase the thermoplastic pipe to satisfy the substantial portion of its NuPipe requirements, subject to automatic annual renewal periods and to minimum purchases by the Company. The Company believes that alternative sources of supply for its pipe requirements in connection with the NuPipe Process are available. If the Company were unable to obtain its NuPipe requirements under its existing third party arrangements, the Company might be adversely affected until arrangements with alternative sources are formulated.

    The Company sells liners and related products utilized in the Insituform Process, and the thermoplastic pipe utilized in the application of the NuPipe Process, to its licensees, in the case of domestic licenses pursuant to fixed-term supply contracts.

    The Company manufactures certain equipment used in its corrosion and abrasion protection operations, and, in connection with any licenses to unaffiliated parties, will sell such equipment to its licensees.

Patents and Licenses

    The Company currently holds 64 patents in the United States relating to the Insituform Process, the last to expire of which will remain in effect until 2015, and has obtained patent protection in its principal overseas markets covering aspects of the Insituform Process. These patents cover certain aspects of the Insituform Process including the manufacture of liners, the resin saturation process and the process of reconstructing the pipeline. Two of the significant patents relating to the Insituform Process, covering, respectively, the curing of a resin-impregnated tube and material aspects of the inversion process, have expired where previously in effect.

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

    Ten patents covering the NuPipe Process or the materials used in connection with the NuPipe Process have been issued in the United States. The Company holds patents in connection with the NuPipe Process in 21 other countries.

    The Company believes that the success of its corrosion and abrasion protection operations will depend primarily upon its proprietary know-how and its marketing and sales skills.

    Pursuant to a license from Ashimori Industry Co., Ltd. ("Ashimori"), the Company holds the exclusive rights to use the patents, trademarks and know-how related to the Paltem-HL system, a process for rehabilitating pressure pipes, and certain other products which are in various stages of development, for substantially all of North America. In March 1998, the license was amended to extend to additional non-exclusive territories in the eastern hemisphere and Latin America. Ashimori is entitled to receive ongoing royalties at specified rates on installations and sales of liners. The license extends for an initial term through 2009 and automatically is renewed for successive one-year terms unless the Company gives notice of non-renewal at least 90 days prior to the end of a term. In the event annual minimum royalties are not met, Ashimori has the right to render the agreement non-exclusive and, in the event minimum royalties are not met for two consecutive years, to terminate the agreement.

    Under a license from Angus Fire Armour Limited ("Angus"), the Company holds exclusive rights for the United States and Canada, and non-exclusive rights in Mexico and certain territories in the eastern hemisphere, to use the patents, trademarks and know-how related to the Thermopipe Process, which the Company intends to introduce for rehabilitating potable water and other aqueous fluid pipes. Angus has the option under the license to convert the exclusive rights to non-exclusive rights in those territories where the Company does not meet certain minimum purchases of Thermopipe liner. The license extends for an initial term of five years and is renewable by the Company for an additional five year term, subject to termination in the event of specified defaults.

After payment of an initial license fee, no further royalties are due under the license.

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

Seasonality

    Although the Company's operations can be affected by severe weather, for the past five years seasonal variation in work performed has not had a material effect on the Company's consolidated results of operations.

Employees

    As of December 31, 1997, the Company employed 1,420 individuals. Certain of the Company's contracting operations are parties to collective bargaining agreements covering an aggregate of 244 employees. The Company generally considers its relations with its employees to be good.

Government Regulation

    The Company and its licensees are required to comply with all national, state and local statutes, regulations and ordinances, including those disclosure and filing requirements relating to the grant of licenses. In addition, the Company's direct installation and other construction operations, and those of its licensees, may have to comply with relevant code specifications, permit requirements, and bonding and insurance requirements as well as with fire regulations relating to the storage, handling and transporting of flammable materials. The Company's manufacturing facilities, as well as its direct installation operations and those of its licensees, are subject to state and national environmental protection regulations, none of which presently has any material effect on the Company's capital expenditures, earnings or competitive position in connection with the Company's present business. However, while the Company's direct installation operations have established monitoring programs relating to the use of solvents, further restrictions could be imposed on the use of solvents or the thermosetting resins used in the Insituform Process. The Company believes that it is in material compliance with environmental laws and regulations applicable to it.

    The use of both thermoplastics and thermosetting resin materials in contact with drinking water is strictly regulated in most countries. In the United States, a consortium led by NSF International ("NSF"), under arrangements with the United States Environmental Protection Agency (the "EPA"), establishes minimum requirements for the control of potential human health effects from substances added indirectly to water via contact with treatment, storage, transmission and distribution system components, by defining the maximum permissible concentration of materials which may be leached from such components into drinking water, and methods for testing them. In February 1996, the Paltem-HL and Frepp processes under license from Ashimori were certified by the NSF for use in drinking water systems, followed in April 1997 by certification by the NSF of the Insituform pressure pipe liner for such use. The Thermopipe product also has NSF approval. The NSF assumes no liability for use of any products, and the NSF's arrangements with the EPA do not constitute the EPA's endorsement of the NSF, the NSF's policies or its standards. Because of the need for dedicated equipment in connection with use of these products in drinking water applications, and the time required for the marketing process, the Company does not expect meaningful revenues from drinking water rehabilitation at least through 1998.

Executive Officers

    The executive officers of the Company, and their respective ages and positions with the Company, are as follows:

                         Age at          Position with
     Name            March 15, 1998       the Company
     ----            --------------      --------------
Anthony W. Hooper         50             Chairman of the Board,
                                          President and Chief
                                          Executive Officer

Jerome Kalishman          70             Vice Chairman of the
                                          Board

Robert W. Affholder       62             Senior Executive Vice
                                          President

William A. Martin         56             Senior Vice
                                          President-Chief
                                          Financial Officer

Robert L. Kelley          52             Vice President-General
                                          Counsel

    Anthony W. Hooper has been Chairman of the Board of the Company since June 1997, and has been President of the Company since November 1996. Mr. Hooper was previously, since August 1994, Senior Vice President-Marketing and Technology of the Company, having served as Senior Vice President-Marketing of the Company from November 1993 to that date. From 1992 until joining the Company, Mr. Hooper was President of Huyck Formex/Weavexx Corporation, a North Carolina industrial textile and process equipment manufacturer and subsidiary of BTR, Inc.

    Jerome Kalishman has been Vice Chairman of the Board of the Company since June 1997, and held such position from October 1995 until November 1996. Mr. Kalishman served as Chairman of the Board of the Company from November 1996 until June 1997. Prior to the IMA Merger and since prior to 1992, Mr. Kalishman was Chairman of the Board and Chief Executive Officer of IMA.

    Robert W. Affholder has been Senior Executive Vice President of the Company since August 1996. Mr. Affholder was previously, since October 1995, Senior Vice President-Chief Operating Officer of North American Contracting Operations of the Company. Mr. Affholder was President of IMA from 1994 to October 1995 and from prior to 1992 to 1993, and was Vice Chairman of IMA from 1993 to 1995.

    William A. Martin has been Chief Financial Officer of the
Company since 1988, a Vice President from 1989 to January 1993 and a Senior Vice President since January 1993.

    Robert L. Kelley has been Vice President of the Company since
June 1996, having joined the Company as General Counsel in the prior month. Mr. Kelley was Assistant General Counsel of Monsanto
Company from prior to 1992 until joining the Company.

ITEM 2. PROPERTIES

    The Company's executive offices, located in Chesterfield, Missouri, a suburb of St. Louis, at 702 Spirit 40 Park Drive, are leased from an unaffiliated party through May 31, 2002.

    The Company maintains a liner fabrication facility and contiguous felt manufacturing facility in Batesville, Mississippi. The industrial development bond used to finance such facilities was prepaid in February 1997. The property remains leased to the Company under arrangements that provide for the Company's purchase option at (subsequent to such prepayment) nominal value.

    The Company's manufacturing facilities in Memphis, Tennessee are located on land sub-leased from an unaffiliated entity for an initial term of forty years expiring on December 31, 2020. The cost of the building, together with certain machinery and equipment, was financed from the sale of a $1.5 million industrial development bond and secured by a mortgage on the premises and equipment.

    Linings (a 51%-owned subsidiary) owns certain premises comprising its liner manufacturing facility, located in Wellingborough, England. The Company leases additional manufacturing space in Matsubuse, Japan.

    In March 1998, the Company inaugurated a new research and development facility owned by it and adjacent to its installation operations in Chesterfield, comprising approximately 59,500 square feet of space.

    In support of its direct installation operations, the Company owns or leases facilities in the United States, Europe and Latin America, the principal sites of which currently are in Chesterfield, Missouri, Charlton, Massachusetts, Jacksonville, Florida, Birmingham, Alabama, Hammond, Indiana, Lemont, Illinois, Owosso, Michigan, Houston, Texas, Wichita, Kansas, Santa Fe Springs, California, Salem, Oregon, Edmonton, Alberta, Surrey, British Columbia, Ossett, United Kingdom, Antofagasta, Chile and

Villahermosa, Mexico. The Ossett and Jacksonville properties are subject to mortgages.

    The foregoing facilities are regarded by management as adequate for the current and anticipated future requirements of the Company's business. In order to rationalize the Company's operations combined as a result of the IMA Merger, the Company may seek to relocate certain operations.

ITEM 3. LEGAL PROCEEDINGS

    Cat Proceeding. The Company, in 1990, initiated proceedings against Cat Contracting, Inc., et. al. in the United States District Court for the Southern District of Texas, Houston Division (Civil Action No. H-90-1690)(the "Cat Proceeding"), alleging infringement of certain of the Insituform patents in connection with conduit relining work performed in Houston by licensees of Kanal Sanierung Hans Muller GmbH & Co. In such proceeding, defendants asserted counterclaims alleging that the suit had been brought in bad faith, that the Company had engaged in certain antitrust violations and further that the Company had engaged in unfair competition.

    In 1991, the jury rendered its verdict finding that defendants had infringed the Insituform patents at issue and that such patents were not invalid. In response to defendants' request, the court declined to declare such patents invalid and further declined to disturb the jury's verdict rejecting defendant's counterclaims that the suit had been brought in bad faith and defendant's claims that plaintiffs had engaged in unfair competition. The court did, however, grant the defendants' motion for a new trial on the matter of whether defendants had infringed certain of the Insituform patents under the doctrine of equivalents, setting aside that portion of the jury's verdict; and granted defendants judgment notwithstanding the jury verdict on the issue of literal infringement of that patent.

    In October 1995, the court held the mandated new trial and ruled that defendants' serial vacuum impregnation processes infringed the Company's patent under the doctrine of equivalents. The court further issued a permanent injunction against defendants' use of the processes covered by such patent and ordered a trial on the issue of damages, the amount of which had yet to be determined. Defendants filed a notice of appeal to the United States Court of Appeals for the Federal Circuit and the Company filed a notice of cross-appeal from the 1991 judgment.

    In November 1996, the Court of Appeals for the Federal Circuit affirmed the District Court in declining to declare the Company's serial vacuum impregnation patent invalid and found that the jury's rejection of defendants' challenge to the validity of that patent was supported by the evidence. The Court of Appeals further affirmed the District Court's grant to defendants of judgment notwithstanding the jury verdict on the issue of the literal infringement of the patent, and vacated the District Court's finding of infringement under the doctrine of equivalency, holding that the District Court had used incorrect claim construction. The Court of Appeals remanded the case to the District Court for new findings on the infringement issue. In March 1997, defendants sought a writ of certiorari from the U.S. Supreme Court to review that ruling, which was denied by the Court.

    In December 1996, the District Court issued its new findings under the guidelines suggested by the Court of Appeals and again found that both of the processes employed by defendants infringed the Company's serial vacuum impregnation patent. In January 1997 defendants appealed from those findings, as well as from the refusal of the District Court to consider allegedly new evidence on the issue of equivalency. That appeal has been fully briefed and is awaiting argument. The District Court, as affirmed by the Court of Appeals in May 1997, has denied defendants' February 1996 motion for a partial new trial, which alleged that the Company gave false testimony at the 1991 trial and sought dismissal of the action and monetary sanctions.

    The damages portion of the Cat Proceeding was tried before the District Court in September 1997. The parties now await the District's Court's decision as to the amount of damages due to the Company as a result of defendant's infringement of the Company's serial vacuum impregnation patent during the period of 1989-90 through October 1995.

    Additional Texas Proceeding. In October 1996, two of the defendants in the Cat Proceeding filed a separate action in the District Court against the Company and Insituform East, Incorporated (Inliner U.S.A. and Cat Contracting, Inc. v. Insituform Technologies, Inc. and Insituform East, Inc. [Civil Action No. H96-3627]) alleging, among other matters, that the Company had commenced the Cat Proceeding with knowledge that the Company's serial impregnation patent was invalid and gave false testimony in the Cat Proceeding. The suit further alleges that the Company committed various infractions of the antitrust laws, including conduct by the Company constituting unreasonable restraints of trade and monopolization of its market, in violation of Sections 1 and 2 of the Sherman Act, made false or misleading representations in violation of Sections 1 and 2 of the Sherman Act, made false or misleading representations in violation of
Section 43(a) of the Lanham Act, and engaged in other anti-competitive practices in violation of Texas state law, and seeks compensatory and punitive damages.

    The Company has denied the allegations, raised affirmative defenses, and filed a motion to dismiss regarding certain of the antitrust claims. In August 1997, the District Court issued its Memorandum and Order in which it granted the Company's motion to dismiss as to claims arising out of the Cat Proceeding, as well as Noerr-Pennington immunity for the patent litigation in the Cat Proceeding and the obtaining of certain product standards, among other matters, and dismissed plaintiffs claims that the acquisition by the Company of a number of its licensees constituted anti-competitive practices. The court further ordered plaintiffs to refile an amended complaint alleging with factual particularity any timely claims for tortious interference with business and contractual relations, as well as facts demonstrating certain antitrust injury and Section 43(a) Lanham Act claims of misrepresentation. Although the court denied the Company's motion as to the antitrust claims of complimentary bidding, bid rigging, and predatory pricing, the court ordered the plaintiffs to refile an amended complaint alleging with factual particularity any timely claims for tortious interference with business and contractual relations, true "sham" efforts to manipulate municipalities for exclusionary purposes, antitrust injury in regard to acts of complementary bidding, bid rigging and predatory price fixing, and Section 43(a) Lanham Act claim of misrepresentation.

    Plaintiffs motion to file an amended complaint purporting to add a subsidiary of the Company, Insituform Gulf South, Inc., as a defendant has been denied by the court. In its third amended complaint, plaintiffs allege that the Company committed various violations of the antitrust laws, including conduct by the Company constituting unreasonable restraints of trade and monopolization of its market in violation of Sections 1 and 2 of the Sherman Act, violations of Section 2 of the Clayton Act, made false or misleading representations in violation of Section 43(a) of the Lanham Act, tortious interference and business disparagement, and seeks compensatory and punitive damages. No discovery has been conducted to date. A scheduling order has been entered with trial currently set for November 1998.

    Western Slopes Utilities. In October 1996, Western Slope Utilities, Inc., which utilizes a serial impregnation process licensed from Inliner U.S.A., one of the defendants in the Cat Proceeding, commenced an action against the Company in the United States District Court for the District of Colorado (Western Slope Utilities, Inc. v. Insituform Technologies, Inc. and Insituform (Netherlands) B.V. [Civil Action No. 96-N-2394]), seeking, among other things, a judgment declaring the Company's serial impregnation patent invalid, unenforceable and not infringed by plaintiff's current activities, and injunctive relief enjoining the Company from charging plaintiff or any of its customers or suppliers with infringing that patent. This case has been transferred to the United States District Court for the Southern District of Texas, and plaintiff's application for writ of mandamus with the United States Court of Appeals for the Federal Circuit contesting the transfer order has been denied. In August 1997, the Company filed a motion to dismiss and, in the alternative, a motion for summary judgment dismissing plaintiff's declaratory judgment claims. Plaintiff has acquiesced in the Company's motion to dismiss the declaratory judgment claims and the court has consented and ordered those claims dismissed. Accordingly, the only remaining issues in the suit entail claims under Section 43(a) of the Lanham Act and tortious interference with business relationships under state law.

    LaRoche Industries. In February 1998, a settlement was reached in LaRoche Industries, Inc. v. Affholder, Inc. (Civil Action 96-3487(L)), pending in the United States District Court for the Eastern District of Louisiana. Claims that Affholder, Inc. and United Pipeline Systems USA, Inc., both subsidiaries of the Company, had performed negligent rehabilitation work on and had employed defective materials in repair of a brine line were dismissed. The Company's payments to plaintiff under the settlement had been fully reserved.

    Other. The Company is involved in certain additional litigation incidental to the conduct of its business and affairs.
Management does not believe that the outcome of any such litigation will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)  On October 8, 1997, the Company convened its Annual
Meeting of Stockholders (the "Annual Meeting").

    (b) Not applicable because (i) proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 together with the Company's Proxy Statement dated August 25, 1997 (the "1997 Proxy Statement"); (ii) there was no solicitation in opposition to management's nominees as listed in the 1997 Proxy Statement and (iii) all of such nominees were elected.

    (c) At the Annual Meeting, the stockholders voted in favor of a proposal to approve an amendment of the Certificate of Incorporation of the Company to amend Article SIXTH in order to eliminate the three-year staggered terms of the directors and to provide for a new procedure to fill vacancies on the Board of Directors. The holders of 21,618,768 shares voted in favor of, the holders of 241,244 shares voted against, the holders of 104,923 shares abstained and there were 335,076 broker non-votes with respect to approval of such proposal.

     At the Annual Meeting, the stockholders voted in favor of a proposal to approve an amendment to Article III, Section 2, of the By-Laws of the Company in order to reduce the size of the Board of Directors to eight, with an automatic adjustment to nine upon appointment of an additional director. The holders of 21,640,228 shares voted in favor of, the holders of 335,611 shares voted against, the holders of 104,483 shares abstained and there were 219,689 broker non-votes with respect to approval of such proposal.

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

    (d) The terms of the Company's settlement agreement dated July 25, 1997 with the Dissident Group (as defined therein) and the additional incumbents on its Board of Directors are contained under the caption "IV. Settlement Agreement" contained in the 1997 Proxy Statement, the pertinent information of which is incorporated herein by reference.

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

    (a) The Company's class A common stock, $.01 par value ("Common Stock"), is traded in the over-the-counter market under the symbol "INSUA." The following table sets forth the range of quarterly high and low sales prices commencing after December 31, 1995, as reported on The Nasdaq Stock Market. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

    Period                       High          Low
    ------                       ----          ---
   1997
        First Quarter            $ 7.88      $5.50
        Second Quarter             6.75       5.38
        Third Quarter              9.25       5.88
        Fourth Quarter            10.19       7.38

    Period                       High          Low
    ------                       ----          ---
   1996
        First Quarter            $12.00       $9.38
        Second Quarter            13.38        7.63
        Third Quarter              8.00        6.13
        Fourth Quarter             8.38        6.38


        As of March 15, 1998, the number of record holders of the Company's Common Stock was 1,703.

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

    (b) Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data set forth below have been derived from the Company's consolidated financial statements referred to under "Item 14. Exhibits, Financial Statement
Schedules, and Reports on Form 8-K" of this Annual Report on Form

10-K, and previously published historical financial statements not included in this Annual Report on Form 10-K. In October 1995, the Company consummated the IMA Merger, which the Company has accounted for as a pooling-of-interests and, accordingly, the historical financial statements of the combining companies have been retroactively combined (after adjustments to eliminate intercompany balances and transactions, and to conform reporting periods and accounting methods) as if the companies had operated as a single entity for the periods presented. Certain historical financial data of IMA have been reclassified to conform to the Company's accounting policies. The selected financial data set forth below should be read in connection with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements, including the notes thereto, referred to herein.

                                                      Unaudited
                                               Year Ended December 31,
                              -----------------------------------------------------
                              1997        1996       1995(1)     1994(2)      1993(3)
                              ----        -------     -------     -------      -------
                                   (in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues..................   $320,640     $289,933      $ 272,203   $ 223,171   $151,622
Operating income..........     25,030       14,346         11,750(4)   29,232     15,107
Income (loss) from
 continuing operations....      9,644        4,492           (966)(5)  15,667      9,734
Net income (loss).........      9,419        4,492           (966)     14,503      7,487
Basic and diluted earnings
 (loss) per share:
 Income (loss) from
  continuing operations...        .36          .17           (.04)        .57        .36
Net income (loss).........        .35          .17           (.04)        .53(6)     .28(6)

BALANCE SHEET DATA:

Working capital...........    114,283       78,876         69,538      46,403     40,724
Current assets............    161,273      130,372        120,711     106,926     81,102
Property and equipment....     57,983       57,266         59,773      51,471     40,407
Total assets..............    297,852      265,502        260,300     227,627    177,010
Long-term debt............    111,440       82,384         82,813      47,347     36,297
Redeemable preferred
 stock....................       --           --             --          --          157
Total liabilities.........    162,705      136,664        137,845     110,310     77,108
Total common stock and
 other stockholders'
 equity..................     131,502      123,203        116,810     114,880    100,106

___________________
(1)   In 1995, the Company consummated the acquisition of the pipeline rehabilitation business of Enviroq Corporation, which has been accounted for under the purchase method of accounting.

(2)   In 1994 the Company consummated the acquisition of Gelco Services, Inc. and affiliates, which has been accounted for under the purchase method of accounting.

(3)   In 1993 the Company consummated the acquisitions of Naylor Industries, Inc. and
      Insituform Midwest, Inc., which have been accounted for under the purchase method of accounting.

(4)   Reflects $6.5 million in costs associated with the IMA Merger, which have been charged to operations primarily in the fourth quarter of 1995, and a pre-tax charge in the amount of $8.1 million for restructuring costs, primarily for consolidation of corrosion and abrasion protection operations, rationalization of Canadian operations to one facility, elimination of duplicative management positions, relocation of certain domestic employees and functions, and termination of construction of proposed manufacturing capacity.

(5)   In 1995 the Company settled certain outstanding litigation for a cash payment of $3.2 million and issuance of 30,000 shares of its Common Stock, resulting in an after-tax charge against earnings of approximately $2.2 million.

(6)   In December 1993 the Company determined to discontinue the operations of its division engaged in the offsite rehabilitation of downhole tubulars for the oil and gas industry. As a result, the Company recorded a fourth quarter 1993 charge to write down the division's assets to their estimated net realizable values and to accrue for operating losses during the anticipated phase-out period. The statement of operations and balance sheets have been restated to reflect continuing operations. The Company also recorded a fourth quarter 1994 charge resulting from the abandonment of efforts to find a purchaser for, and shut down of, such division.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's rehabilitation revenues derive primarily from direct installation and other contracting activities, generated by the Company's subsidiaries operating in the United States, Canada, France, the United Kingdom, Chile, Argentina and Mexico, and include product sales to, and royalties and license fees paid by, the Company's 35 unaffiliated Insituform licensees and sub-licensees and its seven unaffiliated NuPipe licensees. During the three years ended December 31, 1997, 1996 and 1995, approximately 62.5%, 69.7% and 71.2%, respectively, of the Company's consolidated revenues related to the Insituform Process.

     The Company was incorporated in Delaware in 1980 in order to act as the exclusive licensee of the Insituform Process in most of the United States. In October 1995, the Company consummated the IMA Merger, which has been accounted for as a pooling-of-interests. Under the pooling-of-interests method of accounting, the historical financial statements of the combining companies are retroactively combined (after adjustments to eliminate intercompany balances and transactions, and to conform accounting methods) as if the companies had operated as a single entity. The Company's acquisition in April 1995 of the pipeline rehabilitation business of Enviroq Corporation (the "Enviroq Acquisition"), and its November 1995 acquisition of the FormaPipe division of Waterflow Services Limited, have been accounted for under the purchase method of accounting, so that the results of the acquired companies are included in the Company's historical results of operations from the consummation of such transactions, respectively.

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

RESULTS OF OPERATIONS

     Year Ended December 31, 1997 Compared to Year Ended
      December 31, 1996

     Total rehabilitation revenues increased 10.6% to $320.6 million from $289.9 million in 1996. The primary reason for the increase was increased volume from the Company's corrosion and abrasion operations in the United States and Latin America. This increase was offset slightly by lower volume from the Company's North American and European pipeline rehabilitation operations, primarily due to the elimination of non-core projects, such as cleaning and inspection. In addition, since April 1997, the Company has accounted for its investment in Midsouth Partners on an equity basis as a result of the composition of its management committee; prior to such date, the Company recorded $1.8 million of revenue in 1997, compared to $7.0 million in 1996. Fluctuations in currency exchange rates did not have a material impact on revenues in 1997.

     The Company's gross profit from rehabilitation activities increased 6.5% to $94.5 million from $88.7 million in 1996. This increase was primarily due to increased revenue, offset slightly by lower margins. The overall gross margin achieved in 1997 was 29.5% versus 30.6% in 1996. This decrease was primarily due to increased volume from the Company's corrosion and abrasion operations, which traditionally carry lower margins than the Company's pipeline rehabilitation operations.

     Selling administrative and general expenses decreased 4.0% to $57.8 million from $60.2 million in 1996. This decrease was due to cost savings gained from the reorganization of the Company's pipeline rehabilitation operations through elimination of positions, facilities, and realignment of responsibilities, along with the consolidation of the Company's headquarters in Chesterfield. This was offset slightly by increased overhead costs related to the buildup of personnel for the Company's corrosion and abrasion operations in Latin America. As a percentage of revenues, selling, administrative and general expenses decreased to 18.0% from 20.8% in 1996. This decrease was primarily attributable to economies of scale resulting from increased volume, along with the decrease in costs as a result of reorganization.

     Strategic marketing and product development costs decreased 10.0% to $7.0 million from $7.7 million in 1996. This decrease was primarily attributable to controlled spending in advertising and research projects, along with decreased personnel in industrial marketing.

     During 1997, the Company charged to earnings $4.6 million in unusual expenses related to further reorganization of the Company's pipeline rehabilitation operations and the Company's headquarters. The expenses primarily consist of severance, moving costs of employees and office equipment, and costs related to exiting facilities and markets. In 1996, the unusual expenses of $6.5 million relate to the Company's rationalization of rehabilitation operations, as described below.

     Interest expense increased 40.3% to $8.7 million from $6.2 million in 1996, due primarily to increased debt principal of approximately $23 million from the senior notes financing completed in February 1997. See "Liquidity and Capital Resources" below.

     Taxes on income increased 42.0% to $7.1 million from $5.0 million 1996 due primarily to an increase in income before taxes on income of $7.5 million from 1996, offset by a decrease in the effective tax rate to 41.7% from 53.0% in 1996. As indicated in
Note 16 of the Notes to Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K", the 1997 and 1996 effective tax rates were higher than the United States federal statutory rate, primarily due to non-deductibility of goodwill amortization associated with acquisitions, which is generally not deductible for tax purposes, and the effect of foreign income earned taxed at higher rates.

     In February 1997, as a result of the closing of the Company's senior note financing, certain previous debt facilities were retired. Costs of $0.4 million ($0.2 million after-tax benefits) associated with these debt facilities which were capitalized, such as commitment fees and legal costs, were written off. This expense has been classified as an extraordinary item in the Company's results of operations for 1997.

     As a result of the foregoing, net income for 1997 was $9.4 million, an increase of $4.9 million from net income in 1996.

     Year Ended December 31, 1996 Compared to Year Ended December
      31, 1995

     Rehabilitation revenues increased 6.5% to $289.9 million from $272.2 million in the prior year, primarily as a result of the April 1995 Enviroq Acquisition (and the consequent consolidation of Midsouth Partners), in addition to revenue increases in United Kingdom operations which primarily reflect the acquisition of the FormaPipe business in November 1995. Fluctuations in currency exchange rates of the Japanese yen, British pound sterling, French franc and Canadian dollar to the United States dollar negatively impacted revenues by approximately $1.2 million in 1996.

     In 1996, gross profit from rehabilitation activities decreased 1.3% to $88.7 million from $89.9 million in 1995, primarily due to lower margins achieved by newly-acquired subsidiaries. In addition, there was an increase in 1996 in worldwide volume of the Company's corrosion and abrasion operations, which carry lower margins than those of the Company's pipeline rehabilitation operations.

     In 1996, selling, administrative and general expenses increased 7.5% to $60.2 million, compared to $56.0 million in 1995. This increase is due, in large part, to the incremental costs of operations for recently acquired entities of $1.0 million (of which $0.3 million related to incremental goodwill and non-compete amortization). Other increases were attributable to added personnel costs in the Company's pipeline rehabilitation operations, principally in the areas of industrial sales, and operations and project management.

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

     In 1996, other income increased to $1.3 million from a $1.7 million expense in 1995, primarily due to a 1995 charge to earnings of $3.6 million during the second quarter as a result of the settlement of a pending shareholder class action lawsuit which entailed a cash payment to class members in the amount of $3.2 million and the issuance of 30,000 shares of Common Stock.

     In 1996, interest expense decreased 3.1% to $6.2 million from $6.4 million in 1995, due primarily to reduced principal of the Company's indebtedness and lower interest rates in 1996.

     Taxes on income increased to $5.0 million from $4.0 million in 1995 as a result of an increase of $5.8 million in income before taxes on income, offset by a decrease in the effective tax rate to 53.0% from 109.8% in 1995. As indicated in Note 16 of the Notes to Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K," the 1996 and 1995 effective tax rates were higher than the United States federal statutory rate, primarily due to the non-deductibility of goodwill amortization associated with the recent acquisitions, which is generally not deductible for tax purposes. The 1995 effective rate was also affected by certain merger costs which were capitalized for tax purposes.

     As a result of the foregoing, net income for 1996 was $4.5 million, an increase of $5.5 million from net income in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had $45.7 million in cash, U.S. Treasury bills, and short-term investments, as compared to $13.5 million at December 31, 1996. Cash and cash equivalents increased by the amount of $32.2 million, primarily as a result of the Company's completion in February 1997 (the "Senior Note Closing") of the sale, in a private placement transaction, of $110 million principal amount of its 7.88% Senior Notes, Series A, due February 14, 2007 (the "Senior Notes"), approximately $85 million of which was applied at closing to the refinancing of outstanding indebtedness of the Company and the remainder of which was applied to short-term investments. The Company's working capital ratio was 3.4-to-1.0 at December 31, 1997 representing an increase from 2.5-to-1.0 from December 31, 1996.

     Operations provided cash of $27.2 million in 1997, as compared to $28.2 million in 1996. The decline was primarily due to slightly unfavorable changes in operating assets and liabilities. Trade receivables, together with costs and estimated earnings in excess of billings and retainage under construction contracts, increased 4.8% to $88.7 million from $84.6 million in 1996, primarily attributable to an increase in revenue volume during 1997. The collection cycle for construction receivables is generally longer than for the Company's manufacturing and royalty operations due to provisions for retainage, often 5% to 15% of the contract amount, as well as the slow internal review processes often employed by the construction subsidiaries' municipal customers. In the United States retainage receivables are generally received within 60 to 90 days after the completion of a contract.

     Capital expenditures were $16.6 million in 1997, compared to $18.2 million in 1996. Capital expenditures generally reflect replacement equipment required by the Company's contracting subsidiaries. During the second quarter of 1997, the Company commenced combination of its corporate headquarters, engineering and development center, and North American contracting headquarters in new facilities located in Chesterfield. The cost of moving employees and offices was estimated at $3.5 million, including severance of approximately $1.0 million. In the second quarter the Company incurred approximately $0.8 million and accrued an additional $2.5 million; in the third and fourth quarters $2.3 million was spent and applied to the accrual. The remaining accrual will be applied to costs to be incurred over the remaining phases of combination of facilities and employees. In addition, during 1997 the Company commenced the construction of its new research and development facility. The total cost of such facility is estimated at $3.5 million, of which $2.9 has been incurred through December 31, 1997.

     The Company has several information system improvement initiatives underway that will require increased expenditures during the next several years. These initiatives, which began principally in 1997, include an improved data collection system from our field contracting units, and continual accounting system upgrades and modifications. The Company has assessed and continues to assess the impact of the year 2000 issues on its operations. Management believes that all system modifications necessary will be completed well before the year 2000, and spending on modifications will not have a significant impact on the Company's operations.

     Financing activities provided $23.4 million in cash in 1997, as compared to cash used of $6.1 million in 1996. This difference is primarily related to cash generated from the Senior Notes of approximately $25 million in February 1997, as compared to 1996, in which the Company made net principal payments totalling $1.2 million relating to the Company's prior existing credit facility with SunTrust Bank, Nashville, N.A. ("SunTrust") and repayment of other subsidiary debt of $4.7 million.

     At December 31, 1996, $76.3 million was outstanding under the Company's credit agreement (the "SunTrust Credit Agreement") with SunTrust, as agent, and a group of participating lenders (the "Lenders"), which provided for advances by the Lenders on a revolving basis aggregating up to $105 million (including a $5 million standby letter of credit facility). Interest on indebtedness under the SunTrust Credit Agreement was payable at a rate per annum selected by the Company as either SunTrust's prime rate plus a margin of up to .25% in the event certain financial ratios were not maintained, or an adjusted LIBOR rate, plus a margin ranging from 1.00% to 1.75%, depending on the maintenance of certain financial ratios. At the Senior Note Closing, all outstanding indebtedness to the Lenders under the Credit Agreement ($76.2 million), and outstanding indebtedness owed to SunTrust under an industrial revenue bond encumbering the Company's Batesville facility ($3.3 million), was prepaid.

     At the Senior Note Closing, the Company also prepaid recorded amounts outstanding under the Company's senior subordinated note acquired by Hanseatic Corporation in July 1993, which required quarterly payments of interest at 8.5% per annum. Warrants with respect to 350,877 shares of Common Stock issued in connection with such note remain exercisable, at the election of the holder, through July 25, 1998, at a price per share of Common Stock of $14.25, and such shares are entitled to demand and incidental registration rights.

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

     Effective August 20, 1997, the Company entered into a Loan Agreement dated such date (the "NationsBank Credit Agreement") with NationsBank, N.A. ("NationsBank"), whereby NationsBank will make available to the Company, until September 1, 2000 (the "Maturity Date"), a revolving credit line of up to $20,000,000 aggregate principal amount for working capital and permitted acquisitions, including $5,000,000 available for standby and commercial letters of credit. Interest on outstanding advances accrues, at the election of the Company, at either the lender's prime rate, payable monthly, or its LIBOR rate, plus a margin ranging from .5% to 1.5% depending on the maintenance of certain financial ratios, payable at the end of selected interest periods (from one to six months). Outstanding principal is subject to repayment on the Maturity Date, except that advances for permitted acquisitions must be repaid within six months after disbursement.

     The NationsBank Credit Agreement obligates the Company to comply with certain financial ratios and restrictive covenants that, among other things, prohibit dividends and stock repurchases in the event of loan defaults, place limitations on operations and sales of assets by the Company and its subsidiaries and limit the ability of the Company and its subsidiaries to incur further secured indebtedness and liens and of subsidiaries to incur additional indebtedness. The NationsBank Credit Agreement also obligates certain of the Company's domestic subsidiaries to guaranty the Company's obligations, as a result of which the same subsidiaries have also delivered their guaranty with respect to the Senior Notes.

     In October 1997, the Company completed payment of certain secured notes issued in connection with the acquisition in October 1994 of all of the outstanding stock of Gelco and affiliates, aggregating $1.4 million, representing net current liabilities of the acquired companies to related parties and a portion of working capital at closing.

     In March 1998, the Company completed the acquisition of the entire minority interest in United Chile for an aggregate purchase price of approximately $2.1 million, $1 million of which was paid in connection with closing, $.6 million of which is due at the first anniversary of closing, and the remainder of which is due on the second anniversary of closing.

     Management believes its current working capital will be adequate to meet its requirements for the foreseeable future.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In the first quarter of 1997, the Financial Accounting Standards Board (the "Board") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), effective for financial statements for both interim and annual periods ending after December 15, 1997. The new standard replaces the provisions prescribed by the Accounting Principles Board Opinion 15, simplifying earnings per share calculations and requiring further disclosures. In addition, the Board also issued Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"), effective for financial statements for periods ending after December 15, 1997. SFAS 129 continues the existing requirements to disclose pertinent rights and privileges of all securities other than ordinary common stock, but expands the number of companies subject to the requirements. The provisions of SFAS 128 and SFAS 129, and its adoption thereof, did not have a material effect on the Company's financial statements.

     In 1998, the Company will adopt the provisions of SFAS No.
130, "Reporting Comprehensive Income" and SFAS No. 131,
"Disclosure About Segments of an Enterprise and Related
Information." The Company does not believe the adoption of these standards will have a material effect on the Company's financial statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

     Not applicable.

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

                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          For information concerning this item, see "Item 1. Business-Executive Officers" and the Proxy Statement to be filed with respect to the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement"), which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

          For information concerning this item, see the 1998 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

          For information concerning this item, see the 1998 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          For information concerning this item, see the 1998 Proxy Statement, which information is incorporated herein by reference.

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

          (b) Current Reports on Form 8-K:

               During the quarter ended December 31, 1997, the Company did not file a Current Report on Form 8-K.

                        POWER OF ATTORNEY

          The registrant and each person whose signature appears below hereby appoint Anthony W. Hooper, William A. Martin, and Robert L. Kelley as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.


                           SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 1998         INSITUFORM TECHNOLOGIES, INC.


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


Signature                        Title               Date


s/Anthony W. Hooper
-----------------------
Anthony W. Hooper         Principal Executive     March 30, 1998
                          Officer and Director


s/William A. Martin
-----------------------
William A. Martin         Principal Financial     March 30, 1998
                          and Accounting Officer
s/Robert W. Affholder
-----------------------
Robert W. Affholder       Director                March 30, 1998



s/Paul A. Biddelman
-----------------------
Paul A. Biddelman         Director                March 30, 1998


s/Stephen P. Cortinovis
-----------------------
Stephen P. Cortinovis     Director                March 30, 1998


s/Jerome Kalishman
-----------------------
Jerome Kalishman          Director                March 30, 1998


s/Silas Spengler
-----------------------
Silas Spengler            Director                March 30, 1998


s/Sheldon Weinig
-----------------------
Sheldon Weinig            Director                March 30, 1998


s/Russell B. Wight, Jr.
-----------------------
Russell B. Wight, Jr.     Director                March 30, 1998


s/Alfred L. Woods
-----------------------
Alfred L. Woods           Director                March 30, 1998

                  INDEX TO FINANCIAL STATEMENTS



Reports of Independent Certified Public
  Accountants........................................  F-2

Consolidated Balance Sheets, December 31,
  1997 and 1996....................................    F-4

Consolidated Statements of Operations for
  each of the three years in the period
  ended December 31, 1997............................  F-6

Consolidated Statements of Stockholders'
  Equity for each of the three years in
  the period ended December 31, 1997.................  F-7

Consolidated Statements of Cash Flows
  for each of the three years in the
  period ended December 31, 1997.....................  F-8

Notes to Consolidated Financial Statements...........  F-10


     No Financial Statement Schedules are included herein because they are not required or not applicable or the required information is contained in the consolidated financial statements or notes thereto.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Insituform Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Insituform Technologies, Inc. and subsidiaries (a Delaware corporation) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insituform Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



St. Louis, Missouri,
     March 4, 1998

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Insituform Technologies, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Insituform Technologies, Inc. and subsidiaries for the year ended
December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Insituform Technologies, Inc. and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


                              BDO SEIDMAN, LLP




Memphis, Tennessee
March 8, 1996, except for
Note 13 which is as of
March 26, 1997


                      INSITUFORM TECHNOLOGIES, INC.

      CONSOLIDATED BALANCE SHEETS--AS OF DECEMBER 31, 1997 AND 1996
                (in thousands, except share information)
                  ASSETS                               1997           1996
                  ------                             --------       --------
CURRENT ASSETS:
 Cash and cash equivalents, restricted
  $-0- and $573, respectively                        $ 45,734       $ 13,476
 Trade receivables, less allowance for
  doubtful accounts of $2,587 and $1,031               58,660         52,030
 Costs and estimated earnings in excess
  of billings                                          15,551         20,127
 Retainage under construction contracts                14,480         12,456
 Refundable income taxes                                2,517          4,141
 Inventories                                           12,214         15,781
 Deferred income taxes                                  5,439          4,651
 Prepaid expenses and other                             6,678          7,710
                                                     --------       --------
         Total current assets                         161,273        130,372
                                                     --------       --------

PROPERTY AND EQUIPMENT,
 less accumulated depreciation                         57,983         57,266
                                                     --------       --------

OTHER ASSETS:
 Goodwill, less accumulated amortization
  of $12,483 and $9,837, respectively                  54,133         56,943
 Patents and patent applications, less
  accumulated amortization of $4,496
  and $3,889, respectively                             11,610         10,049
 Investments in licensees and affiliated
  companies                                             5,499          3,137
 Noncompete agreements, less accumulated
  amortization of $4,282 and $3,327,
  respectively                                          1,744          2,699
 Other                                                  5,610          5,036
                                                     --------       --------
         Total other assets                            78,596         77,864
                                                     --------       --------
         Total assets                                $297,852       $265,502
                                                     ========       ========


                    (Continued on the following page)

                  (in thousands, except per share data)
    LIABILITIES AND STOCKHOLDERS' EQUITY               1997           1996
    ------------------------------------             --------       --------
CURRENT LIABILITIES:
 Notes payable to banks                              $  1,231       $  1,387
 Accounts payable and accruals                         41,698         40,578
 Income taxes payable                                   3,172          2,801
 Current maturities of long-term debt                     889          6,730
                                                     --------       --------
      Total current liabilities                        46,990         51,496

LONG-TERM DEBT, less current maturities               111,440         82,384

DEFERRED INCOME TAXES                                   3,258          1,700

OTHER LIABILITIES                                       1,017          1,084
                                                     --------       --------
      Total liabilities                               162,705        136,664
                                                     --------       --------
MINORITY INTERESTS                                      3,645          5,635
                                                     --------       --------
COMMITMENTS AND CONTINGENCIES (Note 17)

STOCKHOLDERS' EQUITY:
 Preferred stock, undesignated, $.10 par-
  shares authorized 2,000,000; none out-
  standing                                               -             -
 Common stock, $.01 par- shares authorized
  40,000,000; shares outstanding 27,214,718
  and 27,144,331                                          272            271
 Additional paid-in capital                            68,119         67,824
 Retained earnings                                     68,468         59,049
                                                     --------       --------
                                                      136,859        127,144

Treasury stock - 255,801 shares                        (3,269)        (3,269)
Cumulative foreign currency translation
 adjustments                                           (2,088)          (672)
                                                     --------       --------
     Total stockholders' equity                       131,502        123,203
                                                     --------       --------
     Total liabilities and stockholders' equity      $297,852       $265,502
                                                     ========       ========






   The accompanying notes are an integral part of these balance sheets

             INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                          1997       1996     1995
                                        -------    -------  -------
                                             (In thousands, except
                                               per share amounts)
REHABILITATION REVENUES                 $ 320,640  $ 289,933$ 272,203
                                        ---------  ------------------
OPERATING COSTS AND EXPENSES:
 Cost of rehabilitation                   226,152    201,219  182,286
 Selling, administrative and general       57,845     60,181   55,990
 Strategic marketing and product
   development                              7,007      7,689    7,636
 Unusual items                              4,606      6,498   14,541
                                        ---------  ------------------
TOTAL OPERATING COSTS AND EXPENSES        295,610    275,587  260,453
                                        ---------  ------------------
OPERATING INCOME                           25,030     14,346   11,750
                                        ---------  ------------------
OTHER INCOME (EXPENSE):
 Interest expense                          (8,750)    (6,223)  (6,393)
 Other                                        647      1,290   (1,727)
                                        ---------  ------------------
TOTAL OTHER INCOME (EXPENSE)               (8,103)    (4,933)  (8,120)
                                        ---------  ------------------
INCOME BEFORE TAXES ON INCOME              16,927      9,413    3,630

TAXES ON INCOME                             7,067      4,985    3,987
                                        ---------  ------------------
INCOME (LOSS) BEFORE MINORITY INTERESTS
 AND EQUITY IN EARNINGS                     9,860      4,428     (357)

MINORITY INTERESTS                           (519)      (377)  (1,275)

EQUITY IN EARNINGS OF AFFILIATED COMPANIES    303        441      666
                                        ---------  ------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM     9,644      4,492     (966)
EXTRAORDINARY ITEM-  Loss on early
 retirement of debt (net of income tax
 benefits)                                   (225)      -          -
                                        ---------  ------------------
NET INCOME (LOSS)                       $   9,419  $   4,492$    (966)
                                        =========  ==================
BASIC AND DILUTED EARNINGS (LOSS)
 PER SHARE OF COMMON STOCK AND
 COMMON STOCK EQUIVALENTS:
   Income (loss) before extraordinary item$     .36$     .17$    (.04)
   Extraordinary loss, net of income
     tax benefits                            (.01)      -        -
                                        ---------  ------------------
   Net income (loss)                    $     .35  $     .17$    (.04)
                                        =========  ==================

                        INSITUFORM TECHNOLOGIES, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                                                Cumulative
                                                                                 Foreign
                            Common Stock      Additional                         Currency
                          -----------------    Paid-In     Retained   Treasury  Translation
                          Shares     Amount    Capital     Earnings    Stock    Adjustments
                         --------   --------  -----------  --------   --------  -----------
                                        (In thousands, except number of shares)
BALANCE,
 December 31, 1994       26,711,031  $267     $63,270      $56,262    $   -     $(1,733)

 Net Loss for the year       -         -         -            (966)       -         -
 Issuance of common
  stock upon exercise
  of options, including
  income tax benefit of
  $530                      393,909     4       4,157          -          -         -
 Dividends declared          -         -         -            (739)       -         -
 Other                       -         -         -             -          -         (88)
                         ----------  ----     -------      -------    --------  -------
BALANCE,
 December 31, 1995       27,104,940   271      67,427       54,557        -      (1,821)

 Net income for the year     -         -         -           4,492        -         -
 Issuance of common
  stock upon exercise
  of options, including
  income tax benefit of
  $15                         9,391    -           76          -          -         -
 Stock issued in con-
  junction with liti-
  gation settlement          30,000    -          321          -          -         -
 Foreclosure of note
  receivable from
  affiliates                 -         -         -             -       (3,269)      -
 Other                       -         -         -             -          -       1,149
                         ----------  ----     -------      -------    --------  -------
BALANCE,
 December 31, 1996       27,144,331   271      67,824       59,049     (3,269)     (672)

 Net income for the year     -         -         -           9,419        -         -
 Issuance of common
  stock upon exercise
  of options                 70,387     1         295          -          -         -
 Other                       -         -         -             -          -      (1,416)
                         ----------  ----     -------      -------    --------  -------
BALANCE,
 December 31, 1997       27,214,718  $272     $68,119      $68,468    $(3,269)  $(2,088)
                         ==========  ====     =======      =======    ========  =======



                      (Continued on the following page)

                            Unrealized        Notes
                             Holding        Receivable        Total
                             Gains on         From         Stockholders'
                            Investments     Affiliates        Equity
                            -----------     ----------     -------------
                                  (In thousands, except number of shares)
BALANCE,
 December 31, 1994          $ 438           $(3,624)       $114,880

 Net Loss for the year        -                -               (966)
 Issuance of common
  stock upon exercise
  of options, including
  income tax benefit of
  $530                        -                -              4,161
 Dividends declared           -                -               (739)
 Other                       (438)             -               (526)
                            -----           -------        --------
BALANCE,
 December 31, 1995            -              (3,624)        116,810

 Net income for the year      -                -              4,492
 Issuance of common
  stock upon exercise
  of options, including
  income tax benefit of
  $15                         -                -                 76
 Stock issued in con-
  junction with liti-
  gation settlement           -                -                321
 Foreclosure of note
  receivable from
  affiliates                  -               3,624             355
 Other                        -                -              1,149
                            -----           -------        --------
BALANCE,
 December 31, 1996            -                -            123,203

 Net income for the year      -                -              9,419
 Issuance of common
  stock upon exercise
  of options                  -                -                296
 Other                        -                -             (1,416)
                            -----           -------        --------
BALANCE,
 December 31, 1996          $ 0             $  0           $131,502
                            =====           =======        ========






       The accompanying notes are an integral part of these statements



               INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                          1997       1996     1995
                                        -------    -------  -------
                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                      $  9,419   $  4,492 $   (966)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities-
   Minority interests in net income          519        377    1,275
   Provision for unusual items              (891)     2,381    4,123
   Depreciation and amortization          19,240     19,180   16,799
   Other                                   1,095      1,909      424
   Deferred income taxes                     728       (279)  (1,246)
   Equity in earnings of affiliated
    companies                               (303)      (441)    (666)
   Changes in operating assets and
    liabilities, net of effects of
    businesses purchased-
     Receivables                          (5,805)    (8,217)    (972)
     Inventories                           2,766        (15)  (4,106)
     Prepaid expenses and other            1,032      2,510   (4,084)
     Other assets                           (526)       609      123
     Accounts payable and accruals        (2,097)     5,571   (3,795)
     Income taxes                          1,995         78   (5,268)
                                        --------   -------- --------
     Net cash provided by operating
      activities                          27,172     28,155    1,641
                                        --------   -------- --------
     Net cash used by discontinued
      operations                            -          -        (500)
                                        --------   -------- --------
     Net cash provided by operations      27,172     28,155    1,141
                                        --------   -------- --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                    (16,552)   (18,187) (16,497)
 Proceeds from (investments in) licensees
  and affiliated companies                   140     (1,141)     445
 Patents and patent application
  expenditures                            (2,227)    (1,772)  (1,445)
 Purchases of businesses, net of cash
   acquired                                  -          -    (18,885)
 Proceeds on disposal of property and
   equipment                                 426        780    2,506
 Other                                      -          -        (790)
                                        --------   -------- --------
   Net cash used in investing activities (18,213)   (20,320) (34,666)

                  (Continued on the following page)



                                          1997       1996     1995
                                        -------    -------  -------
                                               (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock $    296   $     61 $  3,631
 Proceeds from long-term debt            110,515      5,868   40,812
 Principal payments on long-term debt    (87,105)   (11,775)  (9,439)
 Minority interests                         (178)      (562)    (155)
 Increase (decrease) in short-term
   borrowings                               (124)       333   (7,293)
 Dividends paid                             -          -      (1,476)
                                        --------   -------- --------
     Net cash provided (used) by financing
     activities                           23,404     (6,075)  26,080
                                        --------   -------- --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH     (105)       300      191
                                        --------   -------- --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS FOR THE YEAR            32,258      2,060   (7,254)

CASH AND CASH EQUIVALENTS, beginning of year  13,476  11,416  18,670
                                        --------   -------- --------
CASH AND CASH EQUIVALENTS, end of year  $ 45,734   $ 13,476 $ 11,416
                                        ========   ======== ========
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash paid for-
   Interest (net of amount capitalized) $  5,849   $  7,478 $  6,165
   Income taxes                            1,686      4,864    8,265

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Deferred consideration for intangible
  assets acquired                       $    -     $   -    $  1,000
 Additional paid-in capital increased by
  reduction in income taxes payable for
  tax benefit arising from exercise of
  stock options                              -           15      530
 Deferred consideration for businesses
  acquired                                   -         -       3,000
 Treasury stock acquired in connection
  with foreclosure of director note
  receivable                                 -        3,624     -
 Tax benefit arising from foreclosure
  of director note receivable                -          760     -



  The accompanying notes are an integral part of these statements.


         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 1997, 1996 AND 1995

1.   DESCRIPTION OF BUSINESS:

Insituform Technologies, Inc. (a Delaware corporation) and subsidiaries (collectively, the "Company" or "ITI") is a worldwide provider of proprietary trenchless technologies for the rehabilitation and improvement of sewer, water, gas and industrial pipes. The Company's primary technology is the Insituform(R) Process, a "cured-in-place" pipeline rehabilitation process. The Company's Tite Liner(R) Process is a method of lining steel lines with a corrosion and abrasion resistant pipe. Through its Affholder, Inc. subsidiary, the Company is engaged in trenchless tunneling used in the installation of new underground services.

2.   SUMMARY OF ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, including a 51% owned United Kingdom subsidiary, Insituform Linings, Plc., a 60% owned Chilean subsidiary, United Sistema de Tuberias, Ltda., a 55% owned Mexican subsidiary, United Pipeline de Mexico, S.A. and a 66% owned French subsidiary, Insituform France, S.A. All intercompany balances, transactions and stockholdings are eliminated.

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

Business Acquisitions

The accounts and operations of business acquired in exchange for common stock, and which were accounted for as poolings of interests, are included in the financial statements as if they had always been subsidiaries.

The net assets of businesses acquired and accounted for using the purchase method of accounting are recorded at their fair values at the acquisition dates, and the financial statements include their operations only from those dates. Any excess of acquisition costs

     INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 1997, 1996 AND 1995

over the fair value of net assets acquired is included in the balance sheet as goodwill.

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

Cash and Cash Equivalents

The Company classifies highly liquid investments with original maturities of 90 days or less as cash equivalents.

Fair Value of Financial Instruments

Recorded book values are reasonable estimates of fair value for cash and cash equivalents, receivables and accounts payable. Current market values for debt instruments with fixed interest rates are estimated based upon borrowing rates currently available to the Company for loans with similar terms.

Investments

Corporate investments are carried at cost if ownership is less than 20% and on the equity method if the Company's ownership interest is 20% and greater, but not exceeding 50%. Investments in partnerships for which the Company's ownership interest is not greater than 50% are accounted for on the equity method. In addition, the Company accounts for its interest in Midsouth Partners, a domestic partnership 57-1/2% owned by the Company, on

    INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 1997, 1996 AND 1995

the equity method, as a consequence of Midsouth's management composition being vested in a seven member management committee controlled by the minority partner. The minority partner was granted majority control following a determination by an arbitration panel that one Company subsidiary was in default of certain obligations under the partnership agreement. Intercompany profits and losses are eliminated for those investments carried on the equity method.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Maintenance and office supplies are not inventoried.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation on property and equipment is computed using the straight-line method over the following estimated useful lives:

                                        Years

     Land improvements                  15-20
     Buildings and improvements          5-40
     Machinery and equipment             4-10
     Furniture and fixtures              3-10
     Autos and trucks                    3-10

Intangibles

The Company amortizes goodwill over periods not in excess of 25 years on the straight-line basis. Noncompete agreements are amortized on a straight-line basis over the term of the applicable agreements.

Patent costs are amortized on a straight-line basis over the statutory life, normally not exceeding 20 years. Certain of the Company's patents related to the Insituform process have expired in many countries, including the United States.

The Company's management continually evaluates the market coverage and earnings capacity of its acquires and its patented processes to determine if the unamortized balances can be recovered from their undiscounted future cash flows.

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 1997, 1996 AND 1995


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

Earnings Per Share

In the first quarter of 1997, the Financial Accounting Standards Board ("the Board") issued Statement of Financial Accounting Standard No. 128, Earnings Per Share ("SFAS 128"), effective for financial statements for both interim and annual periods ending after December 15, 1997. The new standard replaced the provisions provided by Accounting Principles Board Opinion 15, simplifying earnings per share calculations and requiring further disclosures.

Earnings per share amounts for the years ended December 31, 1996 and 1995, respectively, have been recalculated to give effect to the application of SFAS 128. The effect of restatement had no material effect on either year.

Earnings per share has been calculated as follows:

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 1997, 1996 AND 1995

                              1997           1996           1995
                              ----           ----           ----
Weighted average number of
 common shares used for
 Basic EPS                    26,926,148     27,036,008     26,902,321

Effect of dilutive stock
 options and warrants             46,900         76,838         -   (a)
                              ----------     ----------     ----------
Weighted average number of
 common shares and dilutive
 potential common stock used
 in diluted EPS               26,973,048     27,112,846     26,902,321
                              ==========     ==========     ==========

(a) In 1995, the Company reported a net loss. Therefore, all stock options and warrants were antidilutive.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the 1997 presentation.

3.   BUSINESS ACQUISITIONS:

Insituform Mid-America, Inc.

On October 25, 1995, the Company completed the acquisition (the "IMA Merger") of Insituform Mid-America, Inc. ("IMA") through the merger into IMA of the Company's wholly owned subsidiary, ITI Acquisition Corp. As a result, IMA became a wholly owned subsidiary of the Company. The Company issued an aggregate of 12,450,896 shares of common stock to all prior holders of IMA's Class A common stock, subsequent to the conversion, in accordance with its terms, of all shares of IMA Class B common stock into IMA Class A common stock.

The IMA Merger has been accounted for using the pooling-of-interests method of accounting and, accordingly, the accompanying consolidated financial statements give retroactive effect to the acquisition, as if the companies had always operated as a single entity.

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 1997, 1996 AND 1995

Combined and separate results of the Company and IMA are as follows (in thousands):

                         ITI       IMA    Eliminations Combined
                         ---       ---    ------------ --------
January 1, 1995, to
  October 25, 1995:
    Revenues             $141,381  $94,341  $(10,617)  $225,105
    Net income              6,312    4,142      -        10,454

Enviroq

On April 18, 1995, the Company acquired the pipeline rehabilitation business of Enviroq Corporation ("Enviroq"), including Enviroq's Insituform process business conducted by its Insituform Southeast, Inc. subsidiary in Alabama, Florida, Georgia, North Carolina and South Carolina, through the merger into Enviroq of a wholly owned subsidiary of the Company. This acquisition has been accounted for using the purchase method of accounting.

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

The following table presents summarized consolidated unaudited pro forma results of operations for 1995 as if the Enviroq acquisition had occurred at the beginning of 1995. These pro forma results are provided for comparative purposes only and do not purport to be indicative of the results which would have been obtained if these acquisitions had been effected on the dates indicated or which may be obtained in the future.

     Year Ended December 31, 1995 (in thousands)
     ------------------------------------------
     Total revenues                          $282,742
     Net loss                                  (1,709)
     Basic and diluted loss per share            (.06)

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 1997, 1996 AND 1995

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

4.   UNUSUAL ITEMS:

In 1997, the Company recorded $4.0 million in costs related to further reorganization of pipeline rehabilitation operations and corporate headquarters. These costs consisted primarily of severance, employee moving costs and expenses related to existing facilities and markets.

In June 1997, a group, including Jerome Kalishman and Robert Affholder, both directors of the Company, filed an amended
Schedule 13D pursuant to the Securities and Exchange Act of 1934 which stated that it was the intention of Messrs. Kalishman and Affholder to propose a slate of individuals to run for election to the Board of Directors of the Company at its 1997 annual meeting of stockholders in opposition to the slate proposed by the Company in its original proxy statement. On July 25, 1997, the Company and Messrs. Kalishman and Affholder entered into a settlement agreement to resolve the outstanding proxy contest. The Company incurred costs of $0.6 million (prior to any effect of taxes) related to legal and proxy solicitation expenses.

In 1996, the Company recorded $6.5 million in costs related to the ongoing rationalization of pipeline rehabilitation operations. These costs consisted principally of the write-off of certain assets of the Paltem product line ($3.6 million), charges related to the disposition of excess facilities ($1.4 million), and costs related to reorganization of the North American contracting operations ($1.5 million).

The write-off of the Paltem product line includes $2.8 million of manufacturing and installation equipment that related specifically to the gas distribution main installation market, which the Company has decided not to pursue. The Paltem product line may, however, be used in other markets.

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 1997, 1996 AND 1995

Costs related to the IMA Merger of approximately $6.48 million were charged to expense, primarily during the fourth quarter of 1995. (See Note 16 for information regarding the related impact on taxes on income.) The Company also recorded a pretax charge of approximately $8.06 million in the fourth quarter of 1995 for restructuring costs, including the consolidation of corrosion and abrasion protection operations under the Tite Liner process and the abandonment of certain assets related to the UltraPipe Process (approximately $2.6 million), the rationalization of certain Canadian operations to one facility in Edmonton (approximately $0.5 million), the elimination of certain duplicative management positions (approximately $0.8 million), the relocation of certain domestic employees and functions ($1.7 million) and the termination of construction on IMA's new manufacturing facility in Chesterfield, Missouri ($1.8 million).

5.   ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31 (in thousands):

                                   1997      1996      1995
                                   ----      ----      ----
Balance, at beginning of period    $ 1,031   $  974    $ 637
Charged to expense                   1,658      289      657
Uncollected balances written off,
 net of recoveries                    (102)    (232)    (320)
                                   -------   ------    -----
Balance, at end of period          $ 2,587   $1,031    $ 974
                                   =======   ======    =====

6.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:

Costs and estimated earnings on uncompleted contracts consist of the following at December 31 (in thousands):

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 1997, 1996 AND 1995

                                        1997       1996
                                        ----       ----
Costs incurred on uncompleted contracts $ 123,808  $ 105,109
Estimated earnings                         33,985     17,097
                                        ---------  ---------
                                          157,793    122,206
Less-Billings to date                    (144,794)  (103,098)
                                        ---------  ---------
                                        $  12,999  $  19,108
                                        =========  =========
Included in the accompanying balance sheets:
  Costs and estimated earnings in
     excess of billings                 $  15,551  $  20,127
  Billings in excess of costs and
     estimated earnings on uncompleted
     contracts (Note 12)                   (2,552)    (1,019)
                                        ---------  ---------
                                        $  12,999  $  19,108
                                        =========  =========

Costs and estimated earnings in excess of billings represent work performed which either due to contract stipulations or lacking contractual documentation needed, could not be billed.
Substantially all unbilled amounts are expected to be collected within one year.

7.   INVENTORIES:

Inventories are summarized as follows at December 31 (in thousands):

                                        1997       1996
                                        ----       ----
     Raw materials                      $  2,127   $   968
     Manufactured components               2,222     1,921
     Work-in-process                         674     1,289
     Finished products                     2,565     1,988
     Construction materials                4,626     9,615
                                        --------   -------
                                        $ 12,214   $15,781
                                        ========   =======

                                F-18

           INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  DECEMBER 31, 1997, 1996 AND 1995

8.   PROPERTY AND EQUIPMENT:

Property and equipment consists of the following at December 31
(in thousands):

                                        1997       1996
                                        ----       ----
     Land and land improvements         $  2,659   $  2,667
     Buildings and improvements           15,824     15,715
     Machinery and equipment              82,630     77,608
     Furniture and fixtures                8,820      8,796
     Autos and trucks                      2,456      2,647
     Construction in  progress             5,987      1,730
                                        --------   --------
                                         118,376    109,163
Less-  Accumulated depreciation          (60,393)   (51,897)
                                        --------   --------
                                        $ 57,983   $ 57,266
                                        ========   ========

9.   INVESTMENTS IN LICENSEES AND AFFILIATED COMPANIES:

Investments in licensees and affiliated companies consist of the following at December 31 (in thousands):

                                        1997       1996
                                        ----       ----
Insituform Rohrsanierungstechnik
 GmbH (50%)                             $ 2,855    $ 2,800
Midsouth Partners (57-1/2%)               2,217       -
Other 50% owned joint ventures              427        337
                                        -------    -------
                                        $ 5,499    $ 3,137
                                        =======    =======

Beginning in April 1997, the Company began accounting for its investment in Midsouth Partners on the equity method, as a consequence of Midsouth's management committee comprised of a majority of members named by the minority partner.

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 1997, 1996 AND 1995

10.  NOTES PAYABLE TO BANKS:

Effective August 20, 1997, the Company entered into a Loan Agreement dated such date (the "Credit Agreement") with NationsBank, N.A. ("NationsBank"), whereby NationsBank will make available to the Company, until September 1, 2000 (the "Maturity Date"), a revolving credit line of up to $20,000,000 aggregate principal amount for working capital and permitted acquisitions, including $5,000,000 available for standby and commercial letters of credit, of which $3,466,000 was outstanding at December 31, 1997. Interest on outstanding advances accrues, at the election of the Company, at either the Lender's prime rate, payable monthly, or its LIBOR rate, plus a margin ranging from .5% to 1.5% depending on the maintenance of certain financial ratios, payable at the end of selected interest periods (from one to six months). Outstanding principal is subject to repayment on the Maturity Date, except that advances for permitted acquisitions must be repaid within six months after disbursement.

The Credit Agreement obligates the Company to comply with certain financial ratios and restrictive covenants that, among other things, prohibit dividends and stock repurchases in the event of loan defaults, place limitations on operations and sales of assets by the Company and its subsidiaries, and limit the ability of the Company and its subsidiaries to incur further secured indebtedness and liens and of subsidiaries to incur additional indebtedness. The Credit Agreement also obligates certain of the Company's domestic subsidiaries to guarantee the Company's obligations, as a result of which the same subsidiaries have also delivered their guaranty with respect to the Senior Notes described in Note 11.

Insituform Technologies Limited (formerly Insituform Permaline Limited) ("ITL") has a line of credit and overdraft facility of pounds sterling 473,000 (US$781,000) with National Westminister Bank Plc ("NatWest") which bears interest at NatWest's base rate (7.25% at December 31, 1997) plus 2.0%. The facility is available through July 1998, and is secured by ITL's real property and the Company's guarantee. At December 31, 1997 and 1996, respectively, pounds sterling -0- and pounds sterling 473,000 (US$800,000) were outstanding under this facility.

Insituform France SA has a line of credit and overdraft facility of FF5,750,000 (US $956,000) with Societe Generale which bears interest at LIBOR plus 0.6% to 1.0%; this facility is available through April 2001 and is secured by a company guarantee. At December 31, 1997 and 1996, respectively, FF1,908,000 (US$317,000)
and FF2,829,000 (US$545,000) were outstanding under this facility.

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 1997, 1996 AND 1995

11.  LONG-TERM DEBT:

Long-term debt consists of the following at December 31 (in thousands):

                                             1997        1996
                                             ----        ----
LONG-TERM DEBT:
 7.88% senior notes, payable in $15,715
  annual installments beginning February
  2001 through 2007, with interest payable
  semiannually                               $110,000    $   -
 SunTrust facilities, retired in February 1997            -  76,275
 8.5% senior subordinated note, payable in
  $1,000 installments annually each July 1998
  through 2001, with the entire remaining
  balance due in July 2002 with interest
  quarterly (net of unamortized discount
  of $211 and $270), retired in February
  1997                                           -          4,789
 Industrial revenue bond, quarterly
  payments ranging from $85 to $170
  through January 2004, with interest
  at 90% of prime (prime was 8.25% at
  December 31, 1996), retired in February
  1997                                           -          3,356

DEFERRED PURCHASE CONSIDERATION:
 Promissory notes to affiliates of former
  shareholders of Gelco companies, payable
  in two equal installments in October 1996
  and 1997, with interest payable quarterly
  at lesser of prime or LIBOR + 2.75%
  (prime was 8.25% at December 31, 1996)         -          1,425

OTHER NOTES                                     2,329       3,269
                                             --------    --------
                                              112,329      89,114
Less-  Current maturities                        (889)     (6,730)
                                             --------    --------
                                             $111,440    $ 82,384
                                             ========    ========

On February 14, 1997, the Company completed a $110 million private debt offering of 7.88% Senior Notes due February 14, 2007 ("Senior Notes"). Interest is payable semiannually in August and February of each year, and each year, from February 2001 to February 2006, inclusive, the Company is required to make principal repayments of $15,715,000, together with an equivalent payment at maturity. The Senior Notes may be prepaid at the Company's option, in whole or

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 1997, 1996 AND 1995

in part, at any time, together with a make-whole premium, and upon specified change in control events each holder has the right to require the Company to purchase its Senior Note without any premium thereon. The agreements obligate the Company to comply with certain financial ratios and restrictive covenants that, among other things, place limitations on operations and sales of assets by the Company or its subsidiaries, and limit the ability of the Company to incur further secured indebtedness and liens. Such agreements also obligate the Company's subsidiaries to provide guarantees to the holders of the Senior Notes if guaranties are given by them to certain other lenders.

Prior to its prepayment in February 1997, the SunTrust facility was due to mature in October 2000, with installments based on a five-year amortization schedule, commencing December 31, 1997. Interest on indebtedness under the facility was payable at either
(i) SunTrust's prime rate, plus a margin of up to .25% in the event certain financial ratios were not maintained, or (ii) an adjusted LIBOR rate, plus a margin ranging from 1.00% to 1.75%, depending on the maintenance of certain financial ratios. Up to $5 million under the credit facility was available to be borrowed from SunTrust pursuant to a "swing line facility," which accrued interest at a rate per annum equal to 0.5% below SunTrust's prime rate. Such facility obligated the Company to comply with certain financial ratios and restrictive covenants that, among other things, limited the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, make loans and encumber any properties, and required guarantees of certain domestic subsidiaries. Essentially all of the Company's retained earnings at December 31, 1996 were restricted under such covenants.

Prior to its prepayment in February 1997, the 8.5% senior subordinated note was subordinated in right to the Company's bank and other institutional financing and to deferred consideration incurred in connection with business acquisitions. As discussed in Note 13, warrants to purchase 350,877 unregistered shares of Common Stock were also issued to the lender. The note was prepayable at the Company's option, at premiums until July 1998 ranging from 3% to 1% of the amount prepaid. The subordinated note also restricted the Company's ability to pay dividends and repurchase outstanding common stock.

Prior to its prepayment in February 1997, the industrial revenue bond was subject to call by the holder, an institutional purchaser, in 1999 or each year thereafter until maturity.
Property and equipment with a net book value of approximately

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 1997, 1996 AND 1995

$3,500,000 was pledged to collateralize these bonds. These bonds also restricted the Company's ability to pay dividends.

Debt issuance costs of $891,000 incurred in connection with the private debt offering were recorded as deferred charges and will be amortized over the life of the Senior Notes. The net proceeds were used to repay existing indebtedness (approximately $85 million), as discussed above, and for general corporate purposes.

Costs of approximately $400,000 ($225,000 after tax) associated with the prior credit facility were written off and have been classified as an extraordinary item in the 1997 results of operations.

At December 31, 1997 and 1996, the estimated fair value of the Company's long-term debt was approximately $118.1 million and $89 million, respectively.

Principal payments required to be made for each of the next five years and thereafter are summarized as follows (in thousands):

     Years ending December 31           Amount

     1998                               $    889
     1999                                    684
     2000                                    349
     2001                                 15,920
     2002                                 15,917
     After 2002                           78,570
                                        --------
          Total                         $112,329
                                        ========


12.  ACCOUNTS PAYABLE AND ACCRUALS:

Accounts payable and accruals consist of the following at December 31 (in thousands):

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 1997, 1996 AND 1995

                                        1997       1996
                                        ----       ----
     Accounts payable - trade           $   8,071  $ 17,108
     Compensation and profit sharing       11,466     6,759
     Interest                               3,232       225
     Merger and restructuring               2,464     2,840
     Accrued litigation and fees            2,778     1,180
     Bank overdrafts                         -        3,369
     Billings in excess of costs and
      earnings                              2,552     1,019
     Other                                 11,135     8,078
                                        ---------  --------
                                        $  41,698  $ 40,578
                                        =========  ========

13.  STOCKHOLDERS' EQUITY:

In accordance with accounting for a pooling-of-interests, all prior period stockholders' equity accounts have been restated to give effect to the IMA Merger described in Note 3.

Stock Option Plan

Under the 1992 Employee Stock Option Plan and Director Stock Option Plan (the "Plans"), the Company may grant options to its employees and directors not to exceed 1,000,000 and 500,000 shares of common stock, respectively. In January 1998, the Company's Board of Directors approved an increase in such authorization to 1,850,000 and 1,000,000 shares, respectively, subject to stockholder approval. The plans are administered by the Board of Directors which determines the timing of awards, individuals to be granted awards, the number of options to be awarded and the price, vesting schedule and other conditions of the options. The exercise price of each option typically equals the market price of the Company's stock on the date of grant and, therefore, the Company generally makes no charge to earnings with respect to these options. Options generally vest over a five year period and have an expiration date of up to 10 years after grant.

Prior to the IMA Merger, IMA had granted options to certain officers, directors and employees to acquire IMA Class A common shares. In connection with the IMA Merger, all outstanding IMA options as of the date of the acquisition, became options to purchase that number of shares of ITI Common Stock that would have

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

been received had the options been exercised prior to the IMA
Merger. Dividends reflected in the statements of stockholders' equity reflect those which had been declared on the IMA common shares prior to the IMA Merger.

The Company applies APB Opinion No. 25, and related interpretations in accounting for stock option grants. Accordingly, no compensation cost has been recognized in the statements of operations for this stock option plan. In accordance with SFAS No. 123, the Company has estimated the fair value of each option grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for the grants in 1997, 1996 and 1995, respectively: expected volatility of 45%, 44% and 48%; risk-free interest rates of 5.8%, 6.1% and 6.2%; expected lives of five years and no dividends. Had compensation cost for the stock options granted been determined based on their fair value at the grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                       1997    1996    1995
                                       ----    ----    ----
    Net income (loss):
     As reported                       $9,419  $4,492  $  (966)
     Pro forma                          8,867   4,116   (1,015)
    Basic and diluted earnings (loss)
     per share:
     As reported                          .35     .17     (.04)
     Pro forma                            .33     .15     (.04)

Based on the Black-Scholes option-pricing model the weighted average fair value of options granted in 1997, 1996 and 1995 was $4.16, $3.84 and $5.91, respectively, for options granted at the market price. In 1996, for options granted above market price, the fair value was $1.82. The following table summarizes information about options outstanding at December 31, 1997:

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             Weighted
                  Number     Average     Weighted  Number      Weighted
Range of        Outstanding  Remaining   Average   Exercisable Average
Exercise        at December Contractual  Exercise  at December Exercise
 Prices          31, 1997      Life      Price       31, 1997  Price
--------        ----------- ---------    --------  ----------- --------
$2.61 to $9.79    911,697   7.7 years    $  8.41   394,829     $  8.37
$11.09 to $16.25  866,605   2.3 years    $ 14.33   773,855     $ 14.40
$25.00             48,125      -         $ 25.00    48,125     $ 25.00
                  -------                          -------
                1,826,427   4.9 years    $ 11.66  1,216,809    $ 12.86
                =========                         =========

Changes in options outstanding are summarized as follows:

                                             Weighted
                                              Average
                                             Exercise
                             Shares            Price
                             ------          --------
Balance, December 31, 1994   1,687,300       $14.80
 Granted                       398,210       $12.00
 Exercised                    (393,909)      $ 9.27
 Canceled                     (292,666)      $16.61
                             ---------
Balance, December 31, 1995   1,398,935       $13.00
 Granted                       325,000       $ 9.14
 Exercised                      (9,316)      $ 7.92
 Canceled                     (132,420)      $15.02
                             ---------
Balance, December 31, 1996   1,582,199       $11.37
 Granted                       568,900       $ 8.75
 Exercised                     (70,387)      $ 4.24
 Canceled                     (254,285)      $11.18
                             ---------
Balance, December 31, 1997   1,826,427       $11.66
                             =========

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 1993, the Company issued to Hanseatic Corporation warrants to purchase 350,877 unregistered shares of Common Stock in connection with the issuance of subordinated debt (see Note 11). The warrants are exercisable at $14.25 per share and expire on July 26, 1998. Paul Biddelman, a director of the Company, is an officer of Hanseatic.

At December 31, 1997, 2,300,113 shares of Common Stock were reserved pursuant to stock option plans and warrants.

14.  RELATED PARTY TRANSACTIONS:

On July 3, 1992, Ringwood Limited ("Ringwood"), and Douglas K. Chick and Brian Chandler, both directors of the Company, entered into an agreement whereby Ringwood executed to the Company a secured, nonrecourse promissory note (the "Note") in the amount of $3,624,000 which bore interest at Citibank's prime rate plus 2-1/2%, was originally due July 3, 1995, and was secured by a pledge (the "Pledge") to the Company by Ringwood and Messrs. Chick and Chandler of 255,801 shares (the "Shares") of the Company's stock beneficially owned by them.

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

Krugman Chapnick and Grimshaw LLP provides legal services to the Company. The Company paid Krugman Chapnick and Grimshaw LLP, $664,000, $815,000 and $1,766,000 in 1997, 1996 and 1995,
respectively, for legal services provided, together with reimbursement of out-of-pocket expenses of $141,000, $151,000 and $248,000, respectively. James D. Krugman, a partner at Krugman Chapnick and Grimshaw LLP, was a director of the Company prior to October 1997.

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  OTHER INCOME (EXPENSE):

Other income (expense) is comprised of the following at December
31 (in thousands):

                                       1997    1996    1995
                                       ----    ----    ----
    Investment income                  $ 1,842 $ 1,059 $ 1,177
    Litigation settlement (Note 17)       -       -     (3,547)
    Casualty gain                         -       -        722
    Reserve for excess equipment          (722)   -       -
    Other                                 (473)    231     (79)
                                       ------- ------- -------
                                       $   647 $ 1,290 $(1,727)
                                       ======= ======= =======

16. TAXES ON INCOME:

Net deferred tax assets consist of the following at December 31 (in thousands):

                                       1997            1996
                                       ----            ----
    DEFERRED INCOME TAX ASSETS:
     Net operating loss carryforwards  $ 5,276         $ 5,527
     Foreign tax credit carryforwards    -                 828
     Accrued compensation                1,570           1,005
     Inventory valuation                   675             752
     Accrual for pending litigation
      and claims                           159             356
     Restructuring provision             1,056           2,580
     Accrued contingencies               1,545             236
     Allowance for doubtful accounts       609              50
     Accrued losses on incomplete
      contracts                            362            -
     other                                 991             821
                                       -------         -------
    Gross deferred income tax assets    12,243          12,155

    VALUATION ALLOWANCE                 (3,266)         (3,056)
                                       -------         -------
    Total deferred income tax assets     8,977           9,099
                                       -------         -------

           INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       1997            1996
                                       ----            ----
    DEFERRED INCOME TAX LIABILITIES:
     Depreciation                       (4,041)         (4,219)
     Patent defense cost                (1,643)           (905)
     Other                              (1,112)         (1,024)
                                       -------         -------
    Total deferred income tax
     liabilities                        (6,796)         (6,148)
                                       -------         -------
    Net deferred income tax assets     $ 2,181         $ 2,951
                                       =======         =======

The Company has recorded deferred tax assets of $2,181,000 reflecting the benefit of $5,276,000 in loss carryforwards. Realization is dependent upon generating sufficient taxable income in the applicable jurisdictions and, in some instances, prior to the expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods, as applicable are reduced.

Income (loss) from continuing operations before taxes on income is as follows for the years ended December 31 (in thousands):

                                       1997    1996    1995
                                       ----    ----    ----
    Domestic                           $ 9,432 $10,182 $ 1,897
    Foreign                              7,495    (769)  1,733
                                       ------- ------- -------
    Totals                             $16,927 $ 9,413 $ 3,630
                                       ======= ======= =======

Provisions for taxes on income from continuing operations consist of the following components for the years ended December 31 (in thousands):

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       1997    1996    1995
                                       ----    ----    ----
    Current:
     Federal                           $ 2,498 $ 2,968 $ 1,225
     Foreign                               280   1,708   2,154
     State                               3,519     735     827
                                       ------- ------- -------
                                         6,297   5,411   4,206
                                       ------- ------- -------
    Current tax benefit related to
     exercise of stock options            -       -        530
                                       ------- ------- -------
    Deferred:
     Federal                               900   1,334    (622)
     Foreign                              (302)   (569)    (54)
     State                                 172    (243)    (73)
    Adjustments to beginning of year
     valuation allowance                  -       (948)    -
                                       ------- ------- -------
                                           770    (426)   (749)
                                       ------- ------- -------
    Total taxes on income              $ 7,067 $ 4,985 $ 3,987
                                       ======= ======= =======

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

                                       1997    1996    1995
                                       ----    ----    ----
    Income taxes at U.S. federal
     statutory tax rate                34.0%   34.0%   34.0%
    Increase (decrease) in taxes
     resulting from:
     State income taxes, net of federal
      income tax benefit                1.1     2.6    13.7
     Tax amortization of intangibles   (4.7)   (8.4)   (21.5)
     Tax benefit not currently recognizable
      on losses of subsidiaries          -       -     10.0
     Merger costs capitalized for tax
      purposes                           -       -     59.1
     Goodwill amortization              3.2     8.2    18.3
     Effect of foreign income taxed at
      foreign rates                     3.0     7.4    (4.4)
     Other                              5.1     9.2     0.6
                                       ----    ----    ----
    Total taxes on income              41.7%   53.0%   109.8%
                                       ====    ====    =====

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subject to the future taxable income on certain of the Company's subsidiaries, the Company has available tax operating loss carryforwards as follows:

                                                       Expiration
Jurisdiction                           Amount             Date
------------                           ------          ----------
                                  (in thousands)
United Kingdom                         $10,843         Indefinite
France                                     254         2001-2002
Puerto Rico                              1,779         2000-2003
U.S. State                              11,967         2004-2010
U.S. Federal                             2,924         2001-2011

17. COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases a number of its administrative operations facilities under noncancellable operating leases expiring at various dates through 2020. In addition, the Company also leases certain construction and automotive equipment on a multiyear, monthly or daily basis. Rent expense under all operating leases for 1997, 1996 and 1995 was $9,960,000, $8,837,000 and $6,000,000,
respectively.

At December 31, 1997, the future minimum lease payments required under the noncancellable operating leases were as follows (in thousands):

    Year Ending December 31            Minimum Lease Payments
    1998                               $ 3,079
    1999                                 2,264
    2000                                 1,419
    2001                                   807
    2002                                   520
    After 2002                             840
                                       ---------
                    Total              $ 8,929
                                       =======

Minimum payments have not been reduced by minimum sublease rentals of $635,000 due in the future under noncancelable subleases.

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements

The Company and certain of its subsidiaries have employment contracts with various officers with remaining terms ranging from six months to three years at amounts approximating their current levels of compensation. The Company's minimum aggregate commitment at December 31, 1997, under such contracts was approximately $2,791,000.

On June 19, 1997, the Company entered into severance agreements with Anthony W. Hooper, William A. Martin and Robert L. Kelley which provide that, subsequent to the occurrence of specified events during a period of three years after the date of such agreements, if the employment of such officer is terminated without "cause" or such officer resigns with "good reason" (as those terms are defined under such agreements), or such officer resigns for any reason during a 30-day period following the anniversary of the specified events, such officer is entitled to the benefits set forth in the agreement. The election of two members of the Board of Directors in October 1997 outside of the procedure provided under the Company's merger agreement with IMA was one of the specified events. The benefits to which each officer would be entitled upon severance from the Company as aforesaid include an amount, payable within 30 days after severance, equal to three times compensation (including base salary and bonus, as defined, and accrued retirement benefits) plus amounts to cover any excise tax due, if any, and coverage for a period of three years under the Company's welfare plans (or equivalent coverage).


Litigation

On May 23, 1995, the Company, notwithstanding its belief that it had defenses to plaintiff's claim that were well grounded in fact and law, settled a stockholder class action against the Company arising from the acquisition of Insituform Group Limited in December 1992. The Company made a cash payment to class members in the amount of $3.2 million and (in January 1996) issued to class members 30,000 shares of the Company's class A common stock.

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

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retirement Plans

The Company maintains profit sharing/401(k) plans which cover substantially all eligible domestic employees. Company profit sharing contributions are discretionary. Under the terms of its 401(k) features, the plan also provides for the Company to contribute 100% of the participating employee's contribution up to 3% of the employee's salary, and 50% of the next 2% of the employee's salary. Total contributions to the domestic plans were $2,496,000, $2,447,000 and $1,401,000 for the years ended
December 31, 1997, 1996 and 1995, respectively.

In addition, certain foreign subsidiaries maintain various other defined contribution retirement plans. Company contributions to such plans for the years ended December 31, 1997, 1996 and 1995, were $132,000, $107,000 and $136,000, respectively.

18. SEGMENT AND GEOGRAPHIC INFORMATION:

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

Financial information by industry segment is as follows at December 31 (in thousands):

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          1997       1996     1995
                                        -------    -------  -------
                                             (In thousands, except
                                               per share amounts)
PIPELINE TECHNOLOGY:
 Revenues-
  Unaffiliated companies                $ 25,730   $ 21,735 $ 25,299
  Intersegment                            45,235     51,420   45,582
                                        --------   -------- --------
      Total revenues                      70,965     73,155   70,881
                                        --------   -------- --------
 Operating income                         13,099     18,428   16,642
 Identifiable assets                      35,960     25,494   29,699
 Capital expenditures                        754      2,133      750
 Depreciation and amortization             1,828      1,628    1,569

CONSTRUCTION:
 Revenues                               $294,910   $268,198 $246,904
 Operating income                         25,222      7,908    5,479
 Identifiable assets                     218,517    218,096  211,543
 Capital expenditures                     15,618     15,881   15,557
 Depreciation and amortization            16,945     17,141   14,961

ELIMINATIONS AND CORPORATE ITEMS:
 Revenues                               $(45,235)  $(51,420)$(45,582)
 Operating loss                          (13,291)   (11,990) (10,371)
 Identifiable assets                      43,375     21,912   19,058
 Capital expenditures                        180        173      190
 Depreciation and amortization               467        411      269

CONSOLIDATED:
 Revenues                               $320,640   $289,933 $272,203
 Operating income                         25,030     14,346   11,750
 Identifiable assets                     297,852    265,502  260,300
 Capital expenditures                     16,552     18,187   16,497
 Depreciation and amortization            19,240     19,180   16,799

Financial information by geographic area is as follows at
December 31 (in thousands):
                                          1997       1996     1995
                                        -------    -------  -------
UNITED STATES:
 Revenues-
  Unaffiliated companies                $227,900   $220,848 $202,555
  Between geographic areas                37,515     43,986   40,243
                                        --------   -------- --------
       Total revenues                    265,415    264,834  242,798
                                        --------   -------- --------
 Operating income                         26,965     19,291   11,055
 Identifiable assets                     231,212    204,598  202,165


           INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          1997       1996     1995
                                        -------    -------  -------
                                             (In thousands, except
                                               per share amounts)
EUROPEAN COMMUNITY:
 Revenues-
  Unaffiliated companies                $ 31,226   $ 32,934 $ 21,566
  Between geographic areas                 4,928      4,516    2,325
                                        --------   -------- --------
      Total revenues                      36,154     37,450   23,891
                                        --------   -------- --------
 Operating income                          2,738      4,018    8,253
 Identifiable assets                      26,109     29,533   20,959

CANADA:
 Revenues-
  Unaffiliated companies                $ 23,386   $ 16,955 $ 28,620
  Between geographic areas                 1,338      1,305    1,617
                                        --------   -------- --------
      Total revenues                      24,724     18,260   30,237
                                        --------   -------- --------
 Operating income                          5,521      2,179    1,674
 Identifiable assets                      20,179     18,541   21,233

OTHER FOREIGN:
 Revenues-
  Unaffiliated companies                $ 38,128   $ 19,196 $ 19,462
  Between geographic areas                 1,536      1,613    1,397
                                        --------   -------- --------
      Total revenues                      39,664     20,809   20,859
                                        --------   -------- --------
 Operating income (loss)                   3,097        848      430
 Identifiable assets                      16,074     10,155    8,968

ELIMINATIONS AND CORPORATE ITEMS:
 Revenues-
  Between geographic areas              $(45,317)  $(51,420)$(45,582)
  Operating loss                         (13,291)   (11,990)  (9,662)
  Identifiable assets                      4,278      2,675    6,975

CONSOLIDATED:
 Revenues                               $320,640   $289,933 $272,203
 Operating income                         25,030     14,346   11,750
 Identifiable assets                     297,852    265,502  260,300

           INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                   1st      2nd      3rd      4th
                                   ---      ---      ---      ---
                                     (In thousands, except per
                                              share data)
Year ended December 31, 1997:
 Revenues                          $77,082  $75,316  $85,490  $82,752
 Operating income                    4,050    2,513    9,666    8,801(a)
 Income before extraordinary item    1,306      214    4,282    3,842
 Extraordinary loss                   (225)    -         -        -
 Net income                          1,081      214    4,282    3,842(a)
 Basic and diluted earnings (loss)
  per share:
  Income before extraordinary item     .05      .01      .16      .14
  Extraordinary loss                  (.01)    -          -       -
  Net income                           .04      .01      .16      .14

Year ended December 31, 1996:
 Revenues                          $68,110  $71,769  $70,647  $79,407
 Operating income (loss)             5,180    7,489    6,625   (4,948)(a)
 Net income (loss)                   2,250    3,830    3,416   (5,004)(a)
 Basic and diluted earnings (loss)
  per share                            .08      .14      .13     (.19)



(a) See Note 4 for information relative to unusual charges recorded in 1997 and 1996.















                                  F-36

                     INDEX TO EXHIBITS(1)(2)

3.1   -  Certificate of Incorporation of the
          Company (Incorporated by reference to
          Exhibit 3(a) to the Quarterly Report
          on Form 10-Q for the quarter ended
          September 30, 1997).

3.2   -  By-Laws of the Company (Incorporated
          by reference to Exhibit 3(b) to the
         Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1997).

10.1 - Agreement and Plan of Merger dated as of May 23, 1995 among the Company, ITI
          Acquisition Corp. and Insituform Mid-
          America, Inc. (Incorporated by reference to Exhibit 5(a) to the Current Report on Form 8-K dated May 23, 1995).

10.2  -  Merger Agreement dated as of November 2,
          1994 by and among Insituform Mid-America, Inc., IMA Merger Sub, Inc., Enviroq
          Corporation and New Enviroq Corporation
          (Incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).





____________________
1 The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786

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

                     INDEX TO EXHIBITS(1)(2)

10.3  -  Note Purchase Agreements dated as of
          February 14, 1997 among the Company
          and, respectively, each of the lenders
          listed therein (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31,
          1996), together with First Amendment
          dated as of August 20, 1997, Guaranty
          Agreement dated as of August 20, 1997
          by each of the subsidiaries named
          therein, and Intercreditor Agreement dated as of August 20, 1997 among NationsBank,
          N.A. and such lenders (Incorporated by
          reference to Exhibit 10(a) to the Quarterly
          Report on Form 10-Q for the quarter ended
          September 30, 1997).

10.4 - Loan Agreement dated as of August 20, 1997 between NationsBank, N.A. and the Company together with Unlimited Guaranty dated as of August 20, 1997 by each of the subsidiaries named therein and Contribution Agreement dated
          August 20, 1997 between NationsBank, N.A.
          and such guarantors (Incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30,
          1997).

10.5  -  Amendment No. 1 to Loan Agreement dated as of
          August 20, 1997 between NationsBank, N.A. and the Company.



____________________
1 The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786

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

               INDEX TO EXHIBITS(1)(2)

10.6  -  Agreement dated July 25, 1997 among Jerome
          Kalishman, Nancy F. Kalishman, Robert W.
          Affholder, Xanadu Investments L.P., The
          Jerome and Nancy Kalishman Family Fund,
          Paul A. Biddelman, Stephen P. Cortinovis,
          Anthony W. Hooper, Silas Spengler, Sheldon
          Weinig and Russell B. Wight, Jr. (Incorporated by reference to Exhibit 99.1 to the Current
          Report on Form 8-K dated July 25, 1997), together with Amendment No. 1 thereto (Incor-porated by reference to Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.7 - Letter Agreement dated November 18, 1996 between the Company and Anthony W.
          Hooper (Incorporated by reference to
          Exhibit 10.13 to the Annual Report on
          Form 10-K for the year ended December
          31, 1996).

10.8  -  Severance Agreement dated as of June 19,
          1997 between the Company and Anthony W.
          Hooper (Incorporated by reference to
          Exhibit 10(a) to the Quarterly Report
          on Form 10-Q for the quarter ended
          June 30, 1997).(3)




_________________

1 The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786

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

                     INDEX TO EXHIBITS(1)(2)

10.9 - Agreement dated October 25, 1995 between the Company and Jerome Kalishman
          (Incorporated by reference to Exhibit
          2(b) to the Current Report on Form 8-K
          dated October 25, 1995), together with
          Amendment dated November 18, 1996 (In-
          corporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1996) and Amendment No. 2 dated October 8, 1997
          (Incorporated by reference to the
          Quarterly Report on Form 10-Q for the
          quarter dated September 30, 1997).(3)
10.10 -  Consulting Agreement dated October 25,
          1995 between the Company and Jerome
          Kalishman (Incorporated by reference to
          Exhibit 2(c) to the Current Report on
          Form 8-K dated October 25, 1995).(3)

10.11 -  Employment Agreement dated October 25,
          1995 between the Company and Robert
          W. Affholder (Incorporated by reference
          to Exhibit 2(d) to the Current Report
          on Form 8-K dated October 25, 1995).(3)

10.12 -  Severance Agreement dated as of June 19,
          1997 between the Company and William A.
          Martin (Incorporated by reference to
          Exhibit 10(b) to the Quarterly Report
          on Form 10-Q for the period ended
          June 30, 1997).(1)



_________________

1 The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786

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

                     INDEX TO EXHIBITS(1)(2)

10.13 -  Severance Agreement dated as of June 19,
          1997 between the Company and Robert L.
          Kelley (Incorporated by reference to
          Exhibit 10(c) to the Quarterly Report
          on Form 10-Q for the period ended
          June 30, 1997).(3)

10.14 - Registration Rights Agreement dated as of October 19, 1992, among the Company,
          Interstate Properties, and the Ringwood
          Group consisting of Parkwood Limited,
          as trustee of the Anthony Basmadjian
          "P" Settlement, Barford, as trustee of
          the Anthony Basmadjian Settlement,
          Ringwood Limited, Brian Chandler and
          Douglas K. Chick (Incorporated by
          reference to Exhibit 10.54 of Registra-
          tion Statement on Form S-4 No. 33-53772).

10.15 -  Registration Rights Agreement dated as of
          September 1, 1995 among the Company,
          Xanadu Investments L.P. and Robert W.
          Affholder (Incorporated by reference to
          Exhibit 10.29 of Registration Statement
          on Form S-4 No. 33-62677).

10.16 -  Equipment Lease dated as of October 10,
          1989 between A-Y-K-E Partnership and
          Affholder, Inc. (Incorporated by reference
          to Exhibit 10.20 to the Annual Report on
          Form 10-K for the year ended December 31,
          1995).
_________________
1 The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786

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

                     INDEX TO EXHIBITS(1)(2)

10.17 -  1992 Employee Stock Option Plan of the
          Company.(1)

10.18 -  1992 Director Stock Option Plan of the
          Company.(3)

10.19 -  Insituform Mid-America, Inc. Stock Option
          Plan, as amended (Incorporated by reference to Exhibit 4(i) to the Registration
          Statement on Form S-8 No. 33-63953).(3)

10.20 -  Form of Directors' Indemnification
          Agreement (Incorporated by reference
          to Exhibit 10.47 to the Annual Report
          on Form 10-K for the year ended
          December 31, 1988).(1)

21    -  Subsidiaries of the Company.

23.1  -  Consent of Arthur Andersen LLP.

23.2  -  Consent of BDO Seidman, LLP.

24   -   Power of Attorney (See "Power of
          Attorney" in the Annual Report on
          Form 10-K).

27   -   Financial Data Schedule, which is
          submitted electronically to the
          Securities and Exchange Commission
          for information only and not filed.

99    -  Pages 6 through 9 of the Company's Proxy
          Statement dated August 25, 1997 (In-
          corporated by reference to Exhibit 99
          to the Quarterly Report on Form 10-Q
          for the quarter ended September 30, 1997).
________________
1 The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786

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