Form 10-K/A
period 1997-12-31
INSITUFORM TECHNOLOGIES INC
filed 1998-04-29
CIK 353020

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

                       Yes [ X ]           No [    ]

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

          Class A Common Stock, $.01 par value,
           as of March 15, 1998.................26,959,459 shares


               DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents, all or portions of which are incorporated by reference herein, and the part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the 1998 Annual Meeting of Stockholders-Part III.

                         AMENDMENT NO. 1

     The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as set forth in the pages attached hereto:

          Item 10.  Directors and Executive Officers of the
                    Registrant

          Item 11.  Executive Compensation

          Item 12.  Security Ownership of Certain Beneficial
                    Owners and Management

          Item 13.  Certain Relationships and Related
                    Transactions

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     Certain biographical information concerning the directors of Insituform Technologies, Inc. (the "Company") is set forth below.
Such information was furnished by them to the Company.


Name of Director       Age    Biographical Information
----------------       ---    ------------------------
Robert W. Affholder     62    Senior Executive Vice President of
                              the Company since August 1996;
                              Senior Vice President-Chief
                              Operating Officer of North American
                              Contracting Operations of the
                              Company from October 1995 to August
                              1996; Vice Chairman, Insituform
                              Mid-America, Inc. ("IMA"), from
                              1993 to 1995; President of IMA from
                              1994 to 1995 and from prior to 1993
                              to 1993; Director of the Company
                              since 1995.

Paul A. Biddelman       52    President, Hanseatic Corporation
                              (private investment company) since
                              1997, and Treasurer from prior to
                              1993 to 1997; Director: Celadon
                              Group, Inc., Electronic Retailing
                              Systems International, Inc.,
                              Premier Parks Inc., Petroleum Heat
                              & Power Company, Inc., Star Gas
                              Corporation (general partner of
                              Star Gas Partners, L.P.); Director
                              of the Company since 1988.

Name of Director       Age    Biographical Information
----------------       ---    ------------------------

Stephen P. Cortinovis   48    Vice President International and
                              President-Europe, Emerson Electric
                              Co. since prior to 1993; Director
                              of the Company since 1997.

Anthony W. Hooper       50    President and Chief Executive
                              Officer of the Company since
                              November 1996 and Chairman of the
                              Board of the Company since June
                              1997; Senior Vice President
                              Marketing and Senior Vice
                              President-Marketing and Technology
                              of the Company, successively, from
                              November 1993 to November 1996;
                              President of Huyck Formex/Weavexx
                              Corporation (industrial textile and
                              process equipment manufacturer), a
                              subsidiary of BTR, Inc., from prior
                              to 1993 to November 1993; Director
                              of the Company since 1996.

Jerome Kalishman        70    Vice Chairman of the Board of the
                              Company since June 1997 and from
                              October 1995 to November 1996;
                              Chairman of the Board of the
                              Company from November 1996 to June
                              1997; Chairman and Chief Executive
                              Officer of IMA from prior to 1993
                              to 1995; Director of the Company
                              since 1995.

Silas Spengler          67    Managing Director, Webb Johnson
                              Associates, Inc. (executive
                              recruiter) since January 1997;
                              Principal, Sullivan Associates,
                              Inc. (board of directors search
                              firm) from 1994 until 1997;
                              Partner, Reid & Priest (attorneys)
                              from prior to 1993 to 1994;
                              Director of the Company since 1987.

Sheldon Weinig          70    Adjunct Professor at Columbia
                              University since 1994 and at State
                              University of New York, Stony
                              Brook, since 1993; Consultant, Sony
                              Engineering and Manufacturing of
                              America from 1994 to 1996, and Vice
                              Chairman from prior to 1993 to
                              1994; Director: Aseco Corporation,
                              Intermagnetics General Corporation,

Name of Director       Age    Biographical Information
----------------       ---    ------------------------

                              Kentek Information Systems, Inc.,
                              U.S. Cast Polymers, Inc.; Director
                              of the Company since 1992.

Russell B. Wight, Jr.   58    General Partner, Interstate
                              Properties (real estate development
                              and construction) since prior to
                              1993; Director: Vornado Realty
                              Trust, Alexander's, Inc.; Director
                              of the Company since 1992.

Alfred L. Woods         54    President, Woods Group (management
                              consultant) since 1995; President
                              and Chief Operating Officer, WSR
                              Corporation (holding company for
                              specialty retail properties) from
                              1990 to 1995; President, R&S/
                              Strauss (specialty retail store
                              operator) from 1969 to 1990;
                              Director of the Company since 1997.


     The Company's directors have been designated for appointment to the Board of Directors in accordance with the provisions of an agreement dated July 25, 1997, as amended (the "Settlement Agreement"), entered into by the Company with Jerome Kalishman, Nancy F. Kalishman, The Jerome and Nancy Kalishman Family Fund, Xanadu Investments L.P. and Robert W. Affholder (collectively, the "Kalishman/Affholder Group"), Paul A. Biddelman, Stephen P. Cortinovis, Anthony W. Hooper, Silas Spengler, Sheldon Weinig and Russell B. Wight, Jr., and later joined by Alfred L. Woods. Under the Settlement Agreement, the Kalishman/Affholder Group agreed to end the pending proxy contest with respect to the election of directors at the Company's 1997 annual meeting of stockholders (the "1997 Annual Meeting") and not to engage, prior to the Company's 1999 annual meeting of stockholders (the "1999 Annual Meeting"), in certain activities in opposition to the Company's management. The Company agreed, pursuant to the Settlement Agreement, to make certain changes in the structure and composition of the Board of Directors including: (i) reducing the size of the Board from thirteen to eight directors, such number increasing automatically to nine directors upon the appointment of an additional nominee to the Board in the manner described in the Settlement Agreement; (ii) eliminating classification of the Board; and (iii) designating specific individuals to be nominated by the Company until the 1999 Annual Meeting to serve on the Board, and providing a new means for filling vacancies which may occur on the Board.

     Pursuant to the Settlement Agreement, Messrs. Affholder, Biddelman, Cortinovis, Hooper, Kalishman, Spengler, Weinig and Wight were nominated for election at the 1997 Annual Meeting. Mr. Woods was designated for appointment to the Board of Directors subsequent to the 1997 Annual Meeting in accordance with the provisions of the Settlement Agreement. The Settlement Agreement provides that the Company will nominate and recommend for re-election to the Board of Directors at its 1998 annual meeting of stockholders (the "1998 Annual Meeting") and at the 1999 Annual Meeting the then incumbent members of the Board.

     In addition, the Settlement Agreement provides that if, during the period ending immediately prior to the 1999 Annual Meeting, any director then in office resigns or is unable to serve for any reason, such vacancy will be filled only with a designee chosen by both members of the Nominating Committee of the Company's Board of Directors, as constituted pursuant to the Settlement Agreement, subject to specified dispute resolution procedures and the confirmation of the Board of Directors that such person possesses no characteristics that would disqualify him under applicable law from service as a director, and thereafter the Company will nominate and recommend such designee for election to the Board of Directors.

     See "Item 12. Security Ownership of Certain Beneficial Owners and Management" below, for information concerning certain voting, standstill and related agreements entered into by the parties to the Settlement Agreement and "Item 11. Executive Compensation" below, for information concerning certain additional transactions under the Settlement Agreement, which information is incorporated herein by reference.

          For information concerning the executive officers of the Company, see pages 13 through 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as originally filed, under the caption "Item 1. Business-Executive Officers," which information is incorporated herein by reference.

     No family relationship exists between any of the directors or executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of copies of reports received by it pursuant to Section 16(a) of the Securities Exchange Act of 1934, and the written representations of its incumbent directors and officers, and holders of more than ten percent of any registered class of the Company's equity securities, the Company believes that during 1997 all filing requirements applicable to its directors, officers and ten percent holders under said section were satisfied, except that Douglas K. Chick, a former director, reported on a Form 4 filed less than two weeks subsequent to the due date thereof four open market sales of Common Stock.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

DIRECTOR COMPENSATION

     Each director of the Company who is not an operating officer of the Company is entitled to receive compensation in the amount of $12,000 per annum and $1,000 per meeting of the Board of Directors, or committee of the Board, attended by such director ($500 in the case of telephonic meetings and committee meetings held in conjunction with Board meetings), plus reimbursement of his expenses.

     In November 1997, the Company granted options under its 1992 Director Stock Option Plan (the "Director Plan") covering 14,000 shares of class A common stock, $.01 par value (the "Common Stock"), to each of Stephen P. Cortinovis and Alfred L. Woods, and covering 9,000 shares of Common Stock to each of Robert W. Affholder, Paul A. Biddelman, Jerome Kalishman, Silas Spengler, Sheldon Weinig and Russell B. Wight, Jr. All such options are currently exercisable at a price per share equal to $8.75, the closing price per share of Common Stock on The Nasdaq National Market on the date of grant, and expire ten years from the date of grant. The Company contemporaneously granted options under the Director Plan, on the same terms, covering 49,000 shares of Common Stock to Anthony W. Hooper, who also holds options covering 150,000 shares granted under the Director Plan in November 1996 in connection with his appointment as President of the Company and a director, in addition to options previously granted to him as an executive officer (see "Executive Compensation" and "Certain Agreements with Director and Executive Officers" below). Except for the foregoing, no current director of the Company holds any options granted by the Company.

     Under the Settlement Agreement, the term of the arrangements under which Jerome Kalishman became Vice Chairman of the Board in October 1995 in connection with the Company's combination with IMA
(the "IMA Merger"), was extended for a period of one year so as to expire on December 9, 1999, provided, that, during such additional year Mr. Kalishman's annual salary in such position of $100,000 will not be payable but benefits and office arrangements will continue. In November 1996, the Company had supplemented such arrangements with Mr. Kalishman to provide that the appointment of him as Chairman of the Board of Directors, and his service in such position (which extended through June 1997), would, during the period thereof, substitute for the Company's and his respective obligations under which Mr. Kalishman became Vice Chairman of the Board. Such agreements are terminable by Mr. Kalishman at any time upon at least 60 days' written notice, and are terminable by the Company upon the failure of Mr. Kalishman to perform his duties thereunder owing to illness or other incapacity, if such failure continues for a period of six months, or for other cause (as defined in such agreement). Mr. Kalishman's arrangements with the

Company include health insurance benefits and use of an automobile. In the event of Mr. Kalishman's death, such agreement terminates automatically. Upon completion of the IMA Merger and for a period of two years thereafter, the Company was also party to a consulting agreement with Mr. Kalishman pursuant to which the Company engaged Mr. Kalishman as a consultant in connection with the business of the Company at an annual fee of $150,000. Mr. Kalishman has also entered into a non-competition agreement with the Company extending from the completion of the IMA Merger until the later of five years thereafter or two years after all service to the Company has ended.

     In November 1996, the Company and James D. Krugman, who served as a director until the 1997 Annual Meeting, amended the agreement pursuant to which Mr. Krugman served as Chairman of the Board, so as to provide that the Company would thereafter engage Mr. Krugman as consultant to the Company through November 1999. Under the amended arrangements, Mr. Krugman is paid annual amounts, through December 1998, of $100,000. In the event of Mr. Krugman's death, the agreement terminates automatically. Mr. Krugman may cancel the agreement at any time upon 60 days' written notice delivered to the Company, and the Company may terminate the agreement upon the failure of Mr. Krugman to perform his duties thereunder owing to illness or other incapacity, if such failure continues for a period of more than six months, or if Mr. Krugman commits any act in bad faith and to the material detriment of the Company or is convicted of a felony.

     Mr. Krugman also holds: (i) an option granted under the Director Plan in December 1993 covering 95,000 shares of Common Stock, exercisable for five years after grant at a per share price of $14.50, the closing price of the Common Stock on The Nasdaq National Market on such date, and (ii) an option granted under the Director Plan in November 1996 covering 100,000 shares of Common Stock, exercisable for three years after grant at a per share price of $7.19, the closing price of the Common Stock on The Nasdaq National Market on such date.

     As a consequence of the assumption and exchange of options previously granted by IMA for options granted by the Company, in October 1995 Alvin Siteman, who became a director of the Company upon consummation of the IMA Merger and served until the 1997 Annual Meeting, held options covering 38,335 shares, at exercise prices ranging from $2.61 to $9.79 per share, calculated in accordance with the terms of the IMA Merger (see "Stock Plans" below). In January 1997, Mr. Siteman exercised options with respect to 7,667 shares, at an exercise price of $5.22, and in August 1997, exercised options with respect to 23,001 shares at exercise prices ranging from $2.61 to $4.32 per share. Mr. Siteman's remaining options have expired without exercise.

EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth certain information with respect to compensation for each of the Company's last three completed fiscal years of (i) the Company's chief executive officer, (ii) each of the other executive officers whose salary and bonus exceeded $100,000 during the most recent fiscal year, and (iii) an additional individual who would have been among the four most highly-compensated executive officers during the most recent fiscal year, but was not an executive officer at the end of such year:

                   SUMMARY COMPENSATION TABLE
                                                                              Long Term
                                                                             Compensation
                                                  Annual Compensation        ------------
                                 ------------------------------------------   Securities
    Name and                                                 Other Com-       Underlying       All Other
Principal Position               Year    Salary     Bonus    pensation(1)     Options(#)     Compensation
------------------               ----    ------     -----    --------------- ------------    ------------
Anthony W. Hooper                1997   $344,000    160,875     83,366(3)       49,000        $18,269(4)
 President and Chief             1996    264,604      --          --           150,000         14,434
 Executive Officer(2)            1995    235,000      --          --            25,000          2,405

Robert W. Affholder              1997   $250,000      --          --             9,000        $20,718(6)
 Senior Executive Vice           1996    250,000      --          --             --            12,000
 President(5)                    1995    229,167     75,000       --             --            11,531

William A. Martin                1997   $196,297     48,840     35,437(7)       15,000        $17,655(8)
 Senior Vice President-          1996    186,764      --          --              --            7,049
 Chief Financial Officer         1995    175,000      --          --            10,000         14,707

Robert L. Kelley(9)              1997   $181,714     65,120     39,181(10)      15,000        $16,349(11)
 Vice President, General         1996   $106,462      --        12,842(12)      25,000         41,934
 Counsel                         1995      --         --          --              --             --

Dale T. Harden                   1997   $133,269      --        15,750(12)         --        $160,996(14)
 Senior Vice President-        1996    117,049     65,625       --            50,000         30,857
 Chief Operating Officer         1995      --         --          --              --             --
 of North American
 Contracting Operations(13)

-------------------
(1)  Excludes perquisites and other personal benefits unless the aggregate amount of such compensation exceeds the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.

(2)  Mr. Hooper became President and Chief Executive Officer in November 1996, prior to which he was the
     Company's Senior Vice President-Marketing and Technology.

(3)  Represents $74,582 pursuant to the Company's relocation plan with respect to the consolidation of facilities in Chesterfield, Missouri (the "Relocation Plan") and $8,784 in reimbursement for taxes.
     See also "Certain Agreements with Directors and Executive Officers" below.

(4)  Represents $6,400 in 401(k) contributions under the Company's 401(k) Profit-Sharing Plan (the
     "Restated Plan"), $8,000 in profit-sharing contributions under the Restated Plan, and $3,869 in term life insurance premiums.

(5)  Mr. Affholder became an executive officer of the Company in October 1995 in connection with the IMA
     Merger. Prior to that time he served as Vice Chairman of IMA. Amounts shown for 1995 include compensation from IMA and amounts paid pursuant to the agreements entered into by the Company with
     Mr. Affholder effective upon completion of the IMA Merger. See "Certain Agreements with Executive
     Officers" below.

(6)  Represents $6,400 in 401(k) contributions under the Restated Plan, $8,000 in profit-sharing contributions under the Restated Plan and $6,318 in term life insurance premiums.

(7)  Represents $30,885 pursuant to the Relocation Plan and $4,552 in reimbursement for taxes.

(8)  Represents $6,400 in 401(k) contributions under the Restated Plan, $8,000 in profit-sharing contributions under the Restated Plan, and $3,255 in term life insurance premiums.

(9)  Mr. Kelley became an executive officer in June 1996, having joined the Company as General Counsel in the prior month.

(10) Represents $34,961 pursuant to the Relocation Plan and $4,220 in reimbursement for taxes.

(11) Represents $6,400 in 401(k) contributions under the Restated Plan, $8,000 in profit-sharing contributions under the Restated Plan and $1,949 in term life insurance premiums.

(12) Represents reimbursement for taxes.

(13) Mr. Harden became an executive officer in June 1996 and resigned in July 1997.

(14) Represents $4,846 in 401(k) contributions under the Restated Plan, $3,650 in term life insurance premiums, $40,000 payment in lieu of relocation expenses, and $112,500 in severance payments.

     Option Grant Table. The following table sets forth certain information regarding options granted by the Company during the year ended December 31, 1997 to the individuals named in the above compensation table:

             OPTION GRANTS IN LAST FISCAL YEAR

                                          Individual Grants                    Potential Realizable
                      -------------------------------------------------------    Value at Assumed
                      Number of                                                Annual Rates of Stock
                      Securities      % of Total                                Price Appreciation
                      Underlying    Options Granted    Exercise                 for Option Term(2)
                        Options      to Employees       Price      Expiration   --------------------
Name                  Granted(#)    In Fiscal Year(1)   ($/sh)        Date         5%         10%
----                  ----------    ----------------   --------    ----------   --------------------
Anthony W. Hooper      49,000(3)         9.9%         $8.75         11/14/07     $236,382    $582,220

Robert W. Affholder     9,000(3)         1.8           8.75         11/14/07       43,417     106,938

William A. Martin      15,000(4)         3.0           8.75         11/14/07       72,362     178,231

Robert L. Kelley       15,000(4)         3.0           8.75         11/14/07       72,362     178,231

Dale T. Harden           --             --              --             --           --         --

_________________________
(1)  Includes options granted to employees under the Director Plan.

(2)  Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on arbitrarily assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options are granted to their expiration date.

(3)  Such options were granted under the Director Plan (see "Director Compensation" above) and are currently exercisable.

(4)  One-fifth of such options became exercisable on grant, with the remainder becoming exercisable in four equal annual installments thereafter.

     Aggregate Option Exercises and Year-End Option Table. The following table sets forth certain information regarding exercises of stock options, and stock options held as of December 31, 1997, by the individuals named in the above compensation table:

          AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                 AND FISCAL YEAR-END OPTION VALUES

                                                         Number of Securities        Value of Unexercised
                                                        Underlying Unexercised       In-the-Money Options
                                                     Options at Fiscal Year-End(#)      at Year-End($)(1)
                      Shares Acquired    Value       ------------------------------  ---------------------
Name                  on Exercise (#)  Realized($)   Exercisable   Unexercisable  Exercisable  Unexercisable
----                  ---------------  -----------   -----------   -------------  -----------  -------------
Anthony W. Hooper.....      --              --         164,750        146,250         5,600        50,400

Robert W. Affholder...      --              --           9,000          --             --           --

William A. Martin.....      --              --          33,500         14,500          --           --

Robert L. Kelley......      --              --          15,500         24,500          --           --

Dale T. Harden........      --              --            --             --            --           --

--------------------
(1)   Calculated on the basis of the fair market value of the underlying securities at year-end, minus the exercise price.

STOCK PLANS

     In June 1992, the stockholders of the Company approved the Company's 1992 Employee Stock Option Plan (the "Employee Plan"), under which options to purchase an aggregate of 500,000 shares of Common Stock (as subsequently increased) were subject to grants to key employees who are not directors (including executive officers), and the Director Plan, under which options to purchase an aggregate of 500,000 (as subsequently increased) shares of Common Stock may be granted to directors of the Company (including executive officers), as previously adopted by the Board of Directors. In June 1994, the stockholders of the Company approved an increase in the number of authorized shares of Common Stock available for issuance under the Employee Plan to 1,000,000 shares. In January 1998, the Board of Directors of the Company approved, subject to approval and adoption by the stockholders of the Company, an increase in the number of authorized shares of Common Stock available for issuance under the Employee Plan to 1,850,000 shares, and an increase in the number of authorized shares of Common Stock available for issuance under the Director Plan to 1,000,000 shares.

     Both the Employee Plan and the Director Plan are, since November 1996, administered by the Board of Directors, which is empowered to determine the persons who are to receive options, the number of shares to be subject to each option and whether such options will be incentive stock options or non-qualified stock options. Pursuant to amendments to the Employee Plan adopted in April 1994, the Board of Directors may authorize a committee of the Board constituted for such purpose to allocate options approved in the aggregate by the Board of Directors among employees who are not officers. The exercise price of an option under either the Employee Plan or the Director Plan may not be less than the lesser of the fair market value of the Common Stock on the date of grant of the option, or the tangible book value per share of Common Stock as of the end of the fiscal quarter of the Company immediately preceding the grant, provided that no incentive stock option may be granted at an option price which is less than the market value per share of the Common Stock on the date of grant.

     In October 1995, in connection with the consummation of the IMA Merger, the Company assumed options (the "IMA Options") previously granted under the Insituform Mid-America, Inc. Stock Option Plan upon the same terms and conditions as contained under such plan, except that: (i) each IMA Option became exercisable for that number of shares of the Company's Common Stock into which the number of shares of IMA Class A Common Stock subject to such option immediately prior to the IMA Merger would have been convertible in such transaction if such shares had been outstanding, and (ii) the option price per share of the Company's Common Stock was adjusted to an amount obtained by dividing (x) the exercise price per share in effect on such date times the number of shares of IMA Class A Common Stock previously covered by such IMA Option, by (y) the number of shares of the Company's Common Stock covered by such option as so assumed. As a result of such arrangements, the Company assumed options covering an aggregate of 449,236 shares of Common Stock (244,393 shares of which were covered by options outstanding at April 1, 1998).

CERTAIN AGREEMENTS WITH DIRECTORS AND EXECUTIVE OFFICERS

     The Company's arrangements with Anthony W. Hooper, under which Mr. Hooper became President and Chief Executive Officer in November 1996, provided for an initial annual base salary of $325,000, in addition to bonus payments in an amount up to 50% of base salary. Under such arrangements, and upon appointment of Mr. Hooper to the Company's Board of Directors, the Company granted to Mr. Hooper: (x) a five-year option under the Director Plan, covering 100,000 shares of Common Stock exercisable at a per share price of $7.19 (equal to the closing price of the Common Stock, as quoted on The Nasdaq National Market on the date of grant), becoming exercisable with respect to 10%, 20%, 30% and 40% of the number of shares covered on the first through fourth anniversaries, respectively, of the date of grant, and (y) an additional six-year option under such plan, covering 50,000 shares of Common Stock exercisable at a per share price of $15.00, becoming exercisable with respect to 10%, 20%, 30% and 40% of the number of shares covered on the second through fifth anniversaries, respectively, of the date of grant. Such options are in addition to options theretofore granted to Mr. Hooper as an executive officer of the Company (and subsequently granted, as described under "Executive Compensation" above), and become immediately exercisable in the event of specified changes in control of the Company.

     Under such arrangements, and consistent with the Company's prior arrangements with Mr. Hooper under which he became an executive officer in November 1993, the Company also provides Mr. Hooper with a car allowance, reimbursement for one country club membership and medical and life insurance benefits. Consistent with the prior arrangements, in the event Mr. Hooper's employment is terminated by the Company other than for cause, the Company would be obligated to pay him amounts equal to twelve months base salary. Such severance agreements have been supplemented and superseded to the extent provided in the severance agreement extended by the Company to Mr. Hooper in June 1997, as more fully described below. In connection with Mr. Hooper's relocation to the Company's new headquarters facilities in Chesterfield, Missouri, and in addition to the amounts extended to Mr. Hooper under the Company's Relocation Plan, in September 1997 the Company extended a loan to Mr. Hooper in the amount of $200,000, due on the fifth anniversary thereof or earlier in the event of cessation of employment. Such loan accrues interest after default, at the rate of 1% per month, and does not accrue interest prior to default except as specified therein.

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

     In connection with the commencement of his employment as chief financial officer of the Company, the Company extended a severance arrangement to William A. Martin pursuant to which, in the event of termination of employment by the Company without cause, the Company will deliver six months' prior notice thereof plus payments equal in amount to six months' base salary. Such severance agreements have been supplemented and superseded to the extent provided in the severance agreement extended by the Company to Mr. Martin in June 1997, as more fully described below.

     In connection with the commencement of his employment as general counsel of the Company in May 1996, the Company extended a severance arrangement to Robert L. Kelley pursuant to which, in the event of termination of employment by the Company without cause within the first twelve months of employment, Mr. Kelley would be entitled to severance equal to six months' base salary which would be paid over the severance period. Such severance agreements have been supplemented as provided in the severance agreement extended by the Company to Mr. Kelley in June 1997, as more fully described below.

     The Company's arrangements with Dale T. Harden, who served as Senior Vice President through his resignation in July 1997, entailed severance payments to him in the amount of approximately $112,500, continuation of his car allowance for six months after severance and payment of the amount of approximately $55,750 (including tax reimbursements) to him in lieu of relocation expenses after severance.

     In June 1997, the Company entered into severance agreements with, respectively, Anthony W. Hooper, William A. Martin and Robert L. Kelley which provide that, subsequent to the occurrence of specified events during a period of three years after the date of such agreements, if the employment of such officer is terminated without "cause" or such officer resigns with "good reason" (as those terms are defined under such agreements), or such officer resigns for any reason during a 30-day period following the anniversary of the specified events, such officer is entitled to the benefits set forth in the agreement. The election of two members of the Board of Directors in October 1997 outside of the procedures provided for under the Company's merger agreement with IMA was one of the specified events. The benefits to which each officer would be entitled upon severance from the Company as aforesaid include an amount, payable within 30 days after severance, equal to three times compensation (including base salary and bonus, as defined, and accrued supplemental retirement benefits) plus amounts to cover any excise taxes due, if any, and coverage for a period of three years under the Company's welfare plans (or equivalent coverage).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the year ended December 31, 1997, the Company's Compensation Committee consisted of: (i) for the period through January 1997, James D. Krugman, Paul A. Biddelman, William Gorham, Steven Roth and Alvin J. Siteman; (ii) for the period from January 1997 through the 1997 Annual Meeting, James D. Krugman, Sheldon Weinig and Russell B. Wight, Jr.; and (iii) after the 1997 Annual Meeting, Stephen P. Cortinovis and Robert W. Affholder (with

Alfred L. Woods joining in January 1998). In accordance with the terms of the Settlement Agreement, Messrs. Gorham, Krugman, Roth and Siteman executed resignations from the Board of Directors effective at the 1997 Annual Meeting. In addition, the Company's Employee Plan (under which executive officers who are not directors are granted stock options) and its Director Plan (under which executive officers who are directors are granted stock options) were, during the year ended December 31, 1997, administered by the entire Board of Directors which, in addition to the foregoing directors, included Jerome Kalishman, Silas Spengler and (until June 1997) Douglas K. Chick and (until the effectiveness at the 1997 Annual Meeting of his resignation pursuant to the Settlement Agreement) Brian Chandler.

     In order to finance a portion of the purchase price for its acquisition of Insituform Midwest, Inc., in July 1993 the Company sold its 8.5% senior subordinated note in the principal amount of $5 million (the "Subordinated Note"), and related warrants exercisable with respect to 350,877 unregistered shares of Common Stock, to Hanseatic Corporation ("Hanseatic"), which Hanseatic acquired for discretionary customer accounts and an affiliate, as described under "Item 12. Security Ownership of Certain Beneficial Owners and Management" below. Paul Biddelman, a current director of the Company, is President of Hanseatic. Prior to its prepayment in February 1997, the Subordinated Note required quarterly payments of interest at 8.5% per annum and installments of principal in the amount of $1 million on each of the fifth through eighth anniversary dates of closing, with the entire remaining principal due nine years after closing. The Subordinated Note was subordinated to bank and other institutional financing, and purchase money debt incurred in connection with acquisitions of businesses, and was prepayable at the option of the Company, at premiums until the fifth anniversary of closing ranging from 3% to 1% of the amount prepaid ($100,000 paid upon prepayment in February 1997). In February 1997, the Company prepaid all amounts outstanding under the Subordinated Note (including $162,917 in accrued interest). The warrants remain exercisable, at the election of the holder, through July 26, 1998, at a price per share of Common Stock of $14.25, and such shares are entitled to demand and incidental registration rights.

     The Company and Messrs. Chandler and Chick, both former directors of the Company, and their affiliates have addressed the application, if any, of certain commitments alleged by Insituform Group Limited ("IGL") (which was acquired by the Company in 1992) to have been made by Mr. Chandler in 1983 requiring him, through November 1993, to offer free of cost to IGL any new ideas, inventions and technology for which Mr. Chandler was responsible. Mr. Chandler had previously taken the position, in a Statement on
Schedule 13D filed in 1989 with respect to shareholdings by a group (the "Ringwood Group"), within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), consisting of Messrs. Chandler and Chick and their affiliates, that such commitments are not enforceable. The Company has acknowledged Mr. Chandler's position, but has not formally agreed or disagreed with it. The Company does not anticipate any transactions with Messrs. Chandler and Chick and their affiliates which might raise any issues concerning such technologies.

     As principal stockholders of IGL, the members of the Ringwood Group and Interstate Properties (a principal stockholder of the Company, in which Mr. Wight, a current director of the Company, and Mr. Roth, a former director, are partners), in connection with the Company's acquisition of IGL, received certain registration rights covering the shares of Common Stock issued in exchange for their Ordinary Shares of IGL, and all other shares of Common Stock held by them. Such agreement terminates in December 1998. Under such agreement, a stockholder may demand registration under the Securities Act of 1933 on one occasion (unless the Company is entitled to use a registration statement on Form S-3, in which case each stockholder is entitled to three demand registrations) of no less than 500,000 shares of Common Stock. In addition, the stockholders are entitled to incidental registration rights, during the term of such agreement, with respect to the shares of Common Stock beneficially owned by them.

     As principal stockholders of IMA, Robert W. Affholder, a current director of the Company, and Xanadu Investments, L.P. (the general partners of which are The Jerome Kalishman Revocable Trust, as to which Jerome Kalishman, a current director of the Company, acts as trustee, and The Nancy F. Kalishman Revocable Trust, as to which Nancy F. Kalishman acts as trustee), in connection with the IMA Merger, received certain registration rights covering the shares of Common Stock issued in exchange for the class A common stock, $.01 par value, of IMA held by them. Such agreement terminates in December 1998. Under such agreement a stockholder may demand registration under the Securities Act of 1933 on one occasion (unless the Company is entitled to use a registration statement on Form S-3, in which case each stockholder is entitled to three demand registrations) of no less than 500,000 shares of Common Stock. In addition, the stockholders are entitled to incidental registration rights, during the term of such agreement, with respect to the shares of Common Stock beneficially owned by them.

     A subsidiary of the Company is party to a tunnelling equipment lease agreement with A-Y-K-E Partnership, in which Messrs. Kalishman and Affholder are partners. Such agreement covers equipment held by such partnership for lease both to the Company's subsidiary and other parties, as available, and is terminable upon 30 days prior notice by either such partnership or the Company's subsidiary. During the year ended December 31, 1997, such partnership was paid $317,000 under such arrangements.

     Pursuant to the Settlement Agreement, the Company has reimbursed the group including Messrs. Kalishman and Affholder for reasonable out-of-pocket costs and expenses in connection with the 1997 Annual Meeting in the amount of $143,000.

     James D. Krugman, a former director of the Company, in addition to Howard Kailes, Secretary of the Company, are members of the law firm of Krugman Chapnick & Grimshaw LLP. During the year ended December 31, 1997, Krugman Chapnick & Grimshaw LLP received fees for legal services rendered to the Company of $664,000, together with reimbursement of out-of-pocket expenses of $141,000. It is expected that Krugman Chapnick & Grimshaw LLP will continue to render legal services to the Company in the future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------

     The following table sets forth certain information as of April 1, 1998 with respect to the number of shares of Common Stock owned by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company who owned beneficially any shares of Common Stock, (iii) each executive officer of the Company named in the Summary Compensation Table under "Item 11. Executive Compensation," and (iv) all directors and executive officers of the Company as a group:

                                                                Number of Shares
                                                                of Common Stock        Percent
      Beneficial Owner                                        Beneficially Owned(1)    of Class
      ----------------                                        ---------------------    --------
Jerome and Nancy F. Kalishman...................               3,102,848(2)             11.5%
 702 Spirit 40 Park Drive
 Chesterfield, Missouri 63005

T. Rowe Price Associates, Inc................                  2,438,825(3)              9.1
 100 East Pratt Street
 Baltimore, Maryland 21202

Interstate Properties
 Park 80 West-Plaza Two
 Saddle Brook, New Jersey 07663(4)...........                  1,660,072                 6.2

  David Mandelbaum
   80 Main Street
   West Orange, New Jersey 07052.............                  1,660,072(5)              6.2

  Steven Roth
   Park 80 West-Plaza Two
   Saddle Brook, New Jersey 07663............                  1,670,072(5)              6.2

  Russell B. Wight, Jr.
   Park 80 West-Plaza Two
   Saddle Brook, New Jersey 07663............                  1,695,905(5)(6)(7)        6.3



Kalmar Investments Inc.
 3701 Kennett Pike
 Greenville, Delaware 19807..................                  1,401,275(8)              5.2

Robert W. Affholder..........................                  1,316,858(6)(9)           4.9

Paul A. Biddelman............................                    359,877(6)(10)          1.3

Stephen P. Cortinovis........................                     14,000(11)               (12)

Anthony W. Hooper...........................                     185,050(13)               (12)

Silas Spengler..............................                      11,000(6)                (12)

Sheldon Weinig..............................                      21,099(6)                (12)

Alfred L. Woods.............................                      14,500(11)               (12)

William A. Martin...........................                      23,500(14)               (12)

Robert L. Kelley............................                      17,200(15)               (12)

Dale T. Harden...............................                        100                   (12)

Directors and Executive
 Officers as a group (11 persons)............                  6,761,837(16)              24.8

--------------------
(1)  Except as otherwise indicated, as of April 1, 1998 all of such shares are owned with sole voting and investment power.

(2)  Represents: (i) 142,159 shares beneficially owned by Jerome and Nancy F.
     Kalishman as tenants by the entirety, (ii) 2,869,274 shares beneficially owned by Xanadu Investments, L.P. (the general partners of which are The
     Jerome Kalishman Revocable Trust, as to which Jerome Kalishman acts as trustee, and The Nancy F. Kalishman Revocable Trust, as to which Nancy
     F. Kalishman acts as trustee), (iii) 82,415 shares (the "Fund Shares") beneficially owned by Jerome Kalishman, as trustee of The Jerome and Nancy Kalishman Family Fund, and (iv) 9,000 shares (the "Option Shares") issuable upon exercise of stock options granted by the Company to Mr.
     Kalishman and exercisable at April 1, 1998; Nancy F. Kalishman disclaims beneficial ownership of the Fund Shares and the Option Shares. Excludes:
     (i) 302,463 shares beneficially owned with sole voting and investment power by John Kalishman, (ii) 302,463 shares beneficially owned with sole voting and investment power by James Kalishman, (iii) 302,462 shares beneficially owned with sole voting and investment power by Susan
     Kalishman, (iv) 302,463 shares beneficially owned with sole voting and investment power by Thomas Kalishman and (v) 115,000 shares held by The
     Jerome and Nancy F. Kalishman Irrevocable Grandchildren's Trust, as to which John, James, Susan and Thomas Kalishman (all of whom are children of Jerome and Nancy F. Kalishman) act as co-trustees and have shared voting and investment power; Jerome and Nancy F. Kalishman disclaim beneficial ownership of such shares.

(3)  Includes 1,087,125 shares beneficially owned by T. Rowe Price New
     Horizons Fund, Inc. (the "Fund"), a registered investment company. In a
     Statement on Schedule 13G, as amended, filed with the Securities and Exchange Commission, T. Rowe Price Associates, Inc. ("Associates"), a registered investment advisor, and the Fund have reported that Associates has sole investment power over all such 2,438,825 shares, and that Associates and the Fund have sole voting power over, respectively, 355,700 shares and 1,087,125 shares.

(4)  In a Statement on Schedule 13D filed with the Securities and Exchange
     Commission by Interstate Properties and its partners, such parties have reported that Interstate Properties is a general partnership consisting of David Mandelbaum, Steven Roth and Russell B. Wight, Jr.

(5)  Includes 1,660,072 shares beneficially owned by Interstate Properties.

(6) Includes 9,000 shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1998.

(7) Includes 22,161 shares held by a foundation as to which Mr. Wight has sole voting and investment power.

(8)  In a Statement on Schedule 13G filed with the Securities and Exchange
     Commission, Kalmar Investments Inc., a registered investment advisor, has reported sole investment power with respect to such shares.

(9) Includes 3,000 shares beneficially owned by Mr. Affholder as trustee of the Robert W. and Pamela Rae Affholder Grandchildren's Trust.

(10) Includes 350,877 shares issuable pursuant to currently exercisable warrants granted by the Company to Hanseatic and held for discretionary customer accounts and for an affiliate in which Hanseatic is the indirect managing member. Mr. Biddelman is President of Hanseatic and, accordingly, would hold shared voting and investment power in the event of exercise of such warrants. See "Item 11. Executive Compensation-
     Compensation Committee Interlocks and Insider Participation".

(11) Includes 14,000 shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1998.

(12) Less than one percent.

(13) Includes 164,750 shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1998.

(14) Includes 15,500 shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1998.

(15) Includes 15,500 shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1998.

(16) Includes 277,750 shares issuable upon exercise of stock options granted by the Company and exercisable at April 1, 1998 and currently exercisable warrants held by Hanseatic.

     Pursuant to the Settlement Agreement, each party thereto other than the Company (which includes Messrs. Affholder, Biddelman, Cortinovis, Hooper, Kalishman, Spengler, Weinig, Wight and Woods, Xanadu Investments, LP and Mrs. Kalishman) agreed to certain voting and standstill provisions. During the period (the "Term") commencing on the date of the Settlement Agreement and ending immediately prior to the 1999 Annual Meeting, each such party will cause all shares of capital stock of the Company which have the right to vote generally in the election of directors, including, without limitation, shares of Common Stock
(collectively, "Voting Stock"), that are beneficially owned by such party (i) to be present, in person or by proxy, at all meetings of stockholders so that all such shares may be counted for the purpose of determining if a quorum is present at such meetings, (ii) to be voted in favor of the election of the Company's nominees to the Board of Directors at the 1998 Annual Meeting, and (iii) to be voted in favor of persons nominated and recommended by the Company in any other election of directors.

     In addition, during the Term, each such party: (a) shall not directly or indirectly (except through the Company pursuant to due authorization) solicit any proxies or consents with respect to Voting Stock or in any way participate in any solicitation of any proxy with respect to shares of Voting Stock or become a participant in any election contest with respect to the Company or request or induce or attempt to induce any other person to take any such actions or attempt to advise, counsel or otherwise influence in any way any person with respect to the voting of Voting Stock; provided however that such constraint shall not apply to actions taken in advance of the 1999 Annual Meeting with respect to actions to be taken at the 1999 Annual Meeting, including, without limitation, the election of directors; (b) shall not, subject to exception (i) form, join or otherwise participate in any "group" (within the meaning of Section 13(d)(3) of the Exchange Act) with respect to any Voting Stock (a "13D Group"), (ii) otherwise act in concert with any other person for the purpose of holding or voting Voting Stock, or (iii) file any amendment to any Schedule 13D that relates to a plan or proposal to seek to influence control of the Company or that contains any statement that is in any way inconsistent with the provisions of the Settlement Agreement; provided that such constraint shall not apply to any 13D Group formed for the purposes of conducting a solicitation or otherwise taking action with respect to actions to be taken at the 1999 Annual Meeting, including, without limitation, the election of directors; (c) shall not, subject to exception, deposit any Voting Stock in a voting trust or subject any Voting Stock to any arrangement or agreement with respect to the voting of such Voting Stock or other agreement having similar effect; (d) except as expressly contemplated by the Settlement Agreement, shall not make any proposal or bring any business before any meeting of stockholders and, other than actions proposed or taken at any meeting of the Board of Directors, shall not take or seek to take any action in the name or on behalf of the Company except pursuant to the performance of any responsibilities attendant to any office in the Company held by such party or pursuant to a resolution adopted by the Board of Directors; (e) shall not call, request the call, or seek to call, any special meeting of stockholders; and (f) shall not enter into any discussions, negotiations, arrangements or understandings with any other person with respect to any of the foregoing matters.

     Nothing in the Settlement Agreement shall, however, prevent any party to the Settlement Agreement from taking any of the actions referred to in clauses (a), (b), (c) and (insofar as it relates to clauses (a), (b) and (c)), clause (f) above, to the extent (but solely to the extent) that such actions are taken in response to any proposal relating to matters other than (i) the election of directors, (ii) the election, approval or ratification of accountants, (iii) a proposal made by a stockholder or (iv) a proposal relating to certain employee compensation plans, that is set forth in any preliminary or definitive proxy statement filed by the Company with the Securities and Exchange Commission.
Pursuant to the Settlement Agreement, the parties also agreed that, in the event that any directors other than the Company's nominees are elected at the 1998 Annual Meeting as the result, directly or indirectly, of a breach of the Settlement Agreement or any failure to vote in favor of matters specified in the Settlement Agreement, by any party or parties hereto, the voting and standstill obligations of such breaching or non-voting party or parties, and its affiliates as described above shall not terminate at the time specified above but shall terminate on December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     See "Item 11. Executive Compensation-Compensation Committee Interlocks and Insider Participation" for information concerning
(i) a company in which Paul A. Biddelman, a director of the Company, is an officer, which held the Company's 8.5% senior subordinated note until prepayment in February 1997; (ii) the Company's discussions with Brian Chandler and Douglas K. Chick, both former directors of the Company, with respect to commitments alleged by IGL to have been made by Mr. Chandler; (iii) registration rights extended by the Company to, respectively, the Ringwood Group, Interstate Properties, Robert W. Affholder, a director of the Company, and Xanadu Investments, LP (with respect to the general partner of which Jerome Kalishman, a director of the Company, acts as trustee); (iv) equipment rentals paid by the Company to a partnership in which Messrs. Kalishman and Affholder are partners; (v) reimbursements under the Settlement Agreement by the Company to the group including Messrs. Kalishman and Affholder; and (vi) legal services rendered to the Company by the firm in which James D. Krugman, a former director of the Company, and Howard Kailes, Secretary of the Company, are partners; which information is incorporated by reference in response to this item.

                           SIGNATURES
                           ----------

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 1998         INSITUFORM TECHNOLOGIES, INC.


                              By s/William A. Martin
                                ---------------------------------
                                William A. Martin
                                Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                      Title        Date
---------                      ------       ----


ANTHONY W. HOOPER *      Principal          April 29, 1998
-----------------------  Executive Officer
Anthony W. Hooper        and Director


s/William A. Martin          Principal      April 29, 1998
-----------------------  Financial and
William A. Martin        Accounting Officer



ROBERT W. AFFHOLDER*     Director            April 29, 1998
-----------------------
Robert W. Affholder



PAUL A. BIDDELMAN*       Director           April 29, 1998
-----------------------
Paul A. Biddelman


STEPHEN P. CORTINOVIS*   Director           April 29, 1998
-----------------------
Stephen P. Cortinovis

JEROME KALISHMAN*        Director           April 29, 1998
-----------------------
Jerome Kalishman


SILAS SPENGLER*          Director           April 29, 1998
-----------------------
Silas Spengler


SHELDON WEINIG*          Director           April 29, 1998
-----------------------
Sheldon Weinig


RUSSELL B. WIGHT, JR.*   Director           April 29, 1998
-----------------------
Russell B. Wight, Jr.


ALFRED L. WOODS*         Director           April 29, 1998
-----------------------
Alfred L. Woods



* By s/William A. Martin
    ---------------------
     William A. Martin
     (Attorney-in-Fact
     Pursuant to Power of
     Attorney on file with
     the Securities and
     Exchange Commission)