Form 10-Q
period 1998-03-31
INSITUFORM TECHNOLOGIES INC
filed 1998-05-13
CIK 353020

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended            March 31, 1998
                               ---------------------------------
Commission file number                    #0-10786
                      ------------------------------------------

                  Insituform Technologies, Inc.
----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

             Delaware                      13-3032158
----------------------------------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer
   incorporation or organization)      Identification No.)

     702 Spirit 40 Park Drive, Chesterfield, Missouri  63005
----------------------------------------------------------------
            (Address of Principal Executive Offices)

                         (314) 530-8000
----------------------------------------------------------------
       (Registrant's telephone number including area code)


----------------------------------------------------------------
      (Former name, former address and former fiscal year,
                  if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X      No
                              ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at May 1, 1998
--------------------------     ---------------------------------
 Class A, Common Stock,               26,966,451 Shares
     $0.01 par value

                              INDEX
                              -----




Part I   Financial Information:

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets                  3

                  Consolidated Statements of Income            5

                  Consolidated Statements of Cash Flows        6

                  Notes to Consolidated Financial Statements   8

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                  10


Part II  Other Information and Signatures:


         Item 6.  Exhibits and Reports on Form 8-K            15


         Signatures                                           16


Index to Exhibits                                             17

                 PART I. - FINANCIAL INFORMATION
                 -------------------------------
                 ITEM 1. - FINANCIAL STATEMENTS
                 -------------------------------

                  INSITUFORM TECHNOLOGIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)
                                              Unaudited
                                           March 31, 1998  December 31, 1997
                                           --------------  -----------------
ASSETS
  CURRENT ASSETS
  --------------
     Cash and cash equivalents                    $50,281           $45,734
     Trade receivables, less allowance
       for doubtful accounts of $2,645
       and $2,587, respectively                    46,834            58,660
     Costs and estimated earnings in excess
       of billings                                 19,308            15,551
     Retainage under construction contracts        14,247            14,480
     Refundable income taxes                        1,327             2,517
     Inventories                                   11,635            12,214
     Deferred income taxes                          5,479             5,439
     Prepaid expenses and other                     6,087             6,678
                                                 --------          --------
  TOTAL CURRENT ASSETS                            155,198           161,273
                                                 --------          --------
PROPERTY AND EQUIPMENT, less accumulated
  depreciation                                     56,942            57,983
                                                 --------          --------
OTHER ASSETS
------------
  Goodwill, less accumulated amortization of
    $13,225 and $12,483, respectively              54,757            54,133
  Patents and patent applications, less
    accumulated amortization of $4,649 and
    $4,496, respectively                           11,663            11,610
  Investments in licensees and affiliated
    companies                                       5,346             5,499
  Non-compete agreements, less accumulated
    amortization of $4,521 and $4,282,
    respectively                                    1,505             1,744
  Other                                             5,685             5,610
                                                 --------          --------
  TOTAL OTHER ASSETS                               78,956            78,596
                                                 --------          --------
TOTAL ASSETS                                     $291,096          $297,852
                                                 ========          ========


See accompanying summary of accounting policies and notes to consolidated financial statements.
/TABLE

                  INSITUFORM TECHNOLOGIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)
                                              Unaudited
                                           March 31, 1998  December 31, 1997
                                           --------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES
  -------------------
    Notes payable to banks                          $817             $1,231
    Accounts payable                              34,276             41,698
    Income taxes payable                           1,673              3,172
    Current maturities of long-term debt           1,383                889
                                                --------           --------
  TOTAL CURRENT LIABILITIES                       38,149             46,990
  LONG-TERM DEBT, less current maturities        111,764            111,440
  DEFERRED INCOME TAXES                            3,244              3,258
  OTHER LIABILITIES                                1,026              1,017
                                                --------           --------
  TOTAL LIABILITIES                              154,183            162,705
                                                --------           --------
  MINORITY INTERESTS                               2,996              3,645
                                                --------           --------
  STOCKHOLDERS' EQUITY
  --------------------
    Preferred stock, undesignated, $.10 par -
      shares authorized 2,000,000; none
      outstanding                                      0                  0
    Common stock, $.01 par - shares authorized
      40,000,000; shares outstanding 27,219,252
      and 27,214,718                                 272                272
    Additional paid-in capital                    68,152             68,119
    Retained earnings                             71,514             68,468
                                                --------           --------
                                                 139,938            136,859
    Treasury stock, 255,801 shares                (3,269)            (3,269)
    Cumulative foreign currency translation
      adjustments                                 (2,752)            (2,088)
                                                --------           --------
  TOTAL STOCKHOLDERS' EQUITY                     133,917            131,502
                                                --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $291,096           $297,852
                                                ========           ========






See accompanying summary of accounting policies and notes to consolidated financial statements.

/TABLE

                  INSITUFORM TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
              (in thousands, except share amounts)
                                                        For the Three Months
                                                           Ended March 31,
                                                          1998         1997
                                                          ----         ----
Rehabilitation revenues                                $63,760      $77,082
Cost of rehabilitation                                  41,866       56,061
                                                      --------     --------
Gross profit                                            21,894       21,021
Operating costs and expenses:
-----------------------------
  Selling, administrative and general                   13,516       15,010
  Strategic marketing and product development            1,361        1,961
                                                      --------     --------
Total operating costs and expenses                      14,877       16,971
Operating income                                         7,017        4,050
Other expense:
--------------
  Interest expense                                      (2,313)      (1,990)
  Other income                                             541          353
                                                      --------     --------
Total other expense                                     (1,772)      (1,637)
                                                      --------     --------
Income before taxes on income                            5,245        2,413
Taxes on income                                          2,081          990
                                                      --------     --------
Income before minority interests and
  equity in earnings                                     3,164        1,423
Minority interests in net income                           (77)        (192)
Equity in earnings of affiliated companies                 (41)          75
                                                      --------     --------
Income before extraordinary item                         3,046        1,306
Extraordinary item - loss on early retirement of debt        0         (225)
                                                      --------     --------
Net income                                              $3,046       $1,081
                                                      ========     ========
Basic and diluted earnings per share:
  Income before extraordinary item                       $0.11        $0.05
  Extraordinary loss, net of income tax benefits             0        (0.01)
                                                      --------     --------
  Net income                                             $0.11        $0.04
                                                      ========     ========
  Weighted average common shares                        26,959       26,911
                                                      ========     ========
  Weighted average common and equivalent shares         27,016       26,938
                                                      ========     ========

See accompanying summary of accounting policies and notes to consolidated financial statements.
/TABLE

                  INSITUFORM TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)
                                                        For the Three Months
                                                           Ended March 31,
                                                          1998         1997
                                                          ----         ----
Cash flows from operating activities:
-------------------------------------
Net income                                              $3,046       $1,081

Adjustments to reconcile net income to cash used by
  operating activities:
  Depreciation and amortization                          4,585        4,673
  Miscellaneous                                           (452)        (549)
  Equity in earnings of affiliated companies                41          (75)
  Minority interests                                        77          192
  Deferred income taxes                                    (41)         130

Changes in operating assets and liabilities:
  Receivables                                           11,977          748
  Costs in excess of billings under construction        (3,757)      (4,332)
  Inventories                                              586          738
  Prepaid expenses and miscellaneous                       571        1,300
  Miscellaneous other assets                              (240)        (763)
  Accounts payable and accruals                         (8,445)        (509)
  Income taxes payable                                    (354)      (1,275)
                                                        -------       ------
Net cash provided by operations                          7,594        1,359
                                                        -------       ------

Cash flows from investing activities:
-------------------------------------
  Capital expenditures                                  (3,229)      (4,086)
  Proceeds on disposal of property and equipment           968           64
  Investments in licensees/affiliated companies              0            0
  Patents and patent applications                         (156)        (342)
                                                        -------       ------
Net cash used by investing activities                   (2,417)      (4,364)
                                                        -------       ------


                           (continued)






See accompanying summary of accounting policies and notes to consolidated financial statements.
/TABLE

                  INSITUFORM TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)
                                                        For the Three Months
                                                           Ended March 31,
                                                          1998         1997
                                                          ----         ----
Cash flows from financing activities:
-------------------------------------
  Proceeds from issuance of common stock                    33          141
  Increase (decrease) in short-term borrowings            (403)       1,199
  Proceeds from issuance of long-term debt                   0      110,069
  Repayments of long-term debt                            (295)     (84,695)
  Minority interests                                         0          (75)
                                                       --------     --------

Net cash provided (used) by financing activities          (665)      26,639
                                                       --------     --------
Effect of exchange rates changes on cash                    35         (139)
                                                       --------     --------
Net increase in cash and cash equivalents for
  the period                                             4,547       23,495
                                                       --------     --------
Cash and cash equivalents, beginning of period          45,734       13,476
                                                       --------     --------
Cash and cash equivalents, end of period               $50,281      $36,971
                                                       =======      ========

Supplemental disclosures of cash flows information:
---------------------------------------------------
                                                          1998         1997
                                                          ----         ----
  Cash paid during three months ended March 31, for:
  --------------------------------------------------
    Interest                                            $4,469       $1,236
    Income taxes                                        $2,268       $2,087

  Non-cash investing and financing activities:
  --------------------------------------------
    Deferred consideration for business acquired
      (Note 3)                                          $1,005           $0








See accompanying summary of accounting policies and notes to consolidated financial statements.
/TABLE

                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                         March 31, 1998


1.  GENERAL

   In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998 (unaudited) and the unaudited results of operations and cash flows for the three months ended March 31, 1998 and 1997. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 1997 Annual Report on Form 10-K.

   The results of operations for the three months ended March
   31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2.  COMPREHENSIVE INCOME

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which establishes for reporting and disclosure of comprehensive income and its components. Effective January 1, 1998, the Company adopted SFAS No. 130. For the periods ended March 31, 1998 and 1997, comprehensive income was $2,380 and $551, respectively. The Company's other comprehensive income consists solely of cumulative foreign currency translation adjustments.

3.  CURRENT EVENTS

   In March 1998, the Company definitively concluded the acquisition of the entire minority interest in its Chilean subsidiary for an aggregate purchase price of approximately $2.1 million, $1.0 million of which was paid in connection with closing, $0.6 million of which is due at the first anniversary of closing, and the remainder of which is due on the second anniversary of closing. The acquisition awaits customary treasury approval for funds to be transferred.

4.  LITIGATION

   The Company is involved in certain litigation incidental to the conduct of its business. In the Company's opinion, none of these proceedings will have a material adverse effect on the Company's financial position, results of operations and liquidity. The financial statements include the estimated amounts of liabilities that are likely to be incurred from these and various other pending litigation and claims.

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------------------

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying consolidated financial statements.

GENERAL
-------

The Company's rehabilitation revenues derive primarily from direct installation and other contracting activities, generated by the Company's subsidiaries operating in the United States, Canada, France, the United Kingdom, Chile, Argentina and Mexico, and include product sales to, and royalties and license fees paid by, the Company's 35 unaffiliated Insituform licensees and sub-licensees and its seven unaffiliated NuPipe(R) licensees. During the three years ended December 31, 1997, 1996 and 1995, approximately 62.5%, 69.7% and 71.2%, respectively, of the Company's consolidated revenues related to the Insituform(R) process.

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

Statements contained in and preceding management's discussion and analysis include various forward-looking information that is based on data currently available to management and management's beliefs and assumptions. When used in this report, the words "anticipate," "estimate," "believes," "plans," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties, and the Company's actual results may vary materially from those anticipated, estimated or projected due to a number of factors, including, without limitation, the competitive environment for the Company's products and services, the geographical distribution and mix of the Company's work, and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1998, the Company had $50.3 million in cash, U.S. Treasury bills, and short-term investments, as compared to $45.7 million at December 31, 1997. Cash and cash equivalents increased $4.6 million primarily as a result of cash generated from operations of $7.6 million offset somewhat by capital expenditures of $3.2 million. The Company's working capital ratio was 4.1-to-1.0 at March 31, 1998, representing an increase from 3.4-to-1.0 at December 31, 1997.

Operations provided cash of $7.6 million in 1997, as compared to $1.4 million in the first quarter of 1997. The principal reason for the favorable increase was a decrease in trade receivables of $11.8 million, offset by a decrease in accounts payable and accruals of $7.4 million. In addition, net income increased 182% to $3.0 million from $1.1 million in the first quarter of 1997.

Trade receivables, together with costs and estimated earnings in excess of billings and retainage under construction contracts, decreased 4.8% to $80.4 million from $88.7 million at December 1997. This decrease was primarily attributable to strong collections, along with a decrease in revenue volume in the first quarter of 1998. The collection cycle for construction receivables is generally longer than for the Company's manufacturing and royalty operations due to provisions for retainage, often 5% to 15% of the contract amount, as well as the slow internal review processes often employed by the construction operation's municipal customers. In the United States, retainage receivables are generally received within 60 to 90 days after the completion of a contract.

Capital expenditures were $3.2 million in the first quarter of 1998, as compared to $4.1 million in the first quarter of 1997. Capital expenditures generally reflect replacement equipment required by the Company's contracting divisions. In addition, the Company anticipates expenditures of approximately $1.9 million later in 1998 in order to acquire additional tunneling equipment. In March 1998, the Company completed construction of its new research and development facility entailing a total cost of construction of approximately $2.9 million, of which $0.5 million was incurred during the first quarter of 1998.

The Company has several information system improvement initiatives underway that will require increased expenditures during the next several years. These initiatives, which began principally in 1997, include an improved data collection system from our field contracting units, and continual accounting system upgrades and modifications. The Company has assessed and continues to assess the impact of the Year 2000 issues on its operations. Management believes that all system modifications necessary will be completed well before the year 2000, and spending on modifications will not have a significant impact on the Company's operations.

Financing activities used $0.7 million in the first quarter of 1998, as compared to cash provided of $26.6 million in cash in the first quarter of 1997. In February 1997, the Company completed the sale, in a private transaction, of $110 million principal amount of its 7.88% Senior Notes Series A, due February 14, 2007 (the "Senior Notes") approximately $85 million of which was applied at closing to the refinancing of outstanding indebtedness of the Company. In 1998, the Company made principal payments totaling $0.3 million relating to the Company's existing debt.

The Senior Notes bear interest, payable semi-annually in August and February of each year, at the rate per annum of 7.88%. Each year, from February 2001 to February 2006, inclusive, the Company will be required to make principal payments of $15.7 million, together with an equivalent payment at maturity. The Senior Notes may be prepaid at the Company's option, in whole or in part, at any time, together with a make whole premium, and upon specified change in control events each holder has the right to require the Company to purchase its Senior Note without any premium thereon. To the extent not utilized to refinance indebtedness, proceeds of the sale of the Senior Notes are available for general corporate purposes, including possible acquisitions of products, technologies and businesses and repurchases of Common Stock. The Company has not reached any determination with respect to any such transaction, and there can be no assurance that any such transaction will be undertaken.

In August 1997, the Company entered into a credit agreement (the "Credit Agreement"), whereby the lender will make available to the Company, until September 1, 2000 (the "Maturity Date"), a revolving credit line of up to $20,000,000 aggregate principal amount for working capital and permitted acquisitions, including $5,000,000 available for standby and commercial letters of credit. Interest on outstanding advances accrues, at the election of the Company, at either the lender's prime rate, payable monthly, or its LIBOR rate, plus a margin ranging from
 .5% to 1.5% depending on the maintenance of certain financial ratios, payable at the end of selected interest periods (from one to six months). Outstanding principal is subject to repayment on the Maturity Date, except that advances for permitted acquisitions must be repaid within six months after disbursement.

The note purchase agreements pursuant to which the Senior Notes were acquired, and the Credit Agreement, obligate the Company to comply with certain financial ratios and restrictive covenants that, among other things, place limitations on operations and sales of assets by the Company or its subsidiaries, and limit the ability of the Company to incur further secured indebtedness and liens and of subsidiaries to incur indebtedness, and, in the event of default, limit the ability of the Company to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock. The Credit Agreement also obligates certain of the Company's domestic subsidiaries to guaranty the Company's obligations, as a result of which the same subsidiaries have also delivered their guaranty with respect to the Senior Notes.

In March 1998, the Company definitively completed the acquisition of the entire minority interest (40%) in its Chilean subsidiary for an aggregate purchase price of approximately $2.1 million, $1.0 million of which was paid in connection with closing, $0.6 million of which is due at the first anniversary of closing, and the remainder of which is due on the second anniversary of closing. The acquisition awaits customary treasury approval for funds to be transferred.

Management believes its current working capital will be adequate to meet its requirements for the foreseeable future.

RESULTS OF OPERATIONS
---------------------
Three Months Ended March 31, 1998 Compared to Three Months Ended
March 31, 1997

Total rehabilitation revenues decreased 17.2% to $63.8 million from $77.1 million in 1997. The primary reason for the decrease was decreased volume from the Company's corrosion and abrasion operations in the United States and Latin America. This decrease was coupled with lower volume from the Company's North American pipeline rehabilitation operations, primarily due to the elimination of non-core projects, such as cleaning and inspection. In addition, there was a decrease in volume from the Company's pipeline rehabilitation operations in the United Kingdom, as a result of lower workable backlog caused by a shift in the release of project work into the second quarter. As a result of the composition of the management committee of Midsouth Partners, the Company began accounting for its investment therein on an equity basis beginning in April 1997, which resulted in revenue of $0.1 million in 1998, compared to $1.9 million in first quarter 1997 during which Midsouth's results were consolidated with the Company.

The Company's gross profit from rehabilitation increased 4.2% to $21.9 million from $21.0 million in 1997. The overall gross profit margin achieved in 1998 was 34.3% compared to 27.2% in 1997. This increase was primarily due to improvements made in productivity and efficiency in the Company's pipeline rehabilitation operations. Much of this improvement came as a result of extensive reorganization during 1997, where management rationalized field crews and equipment throughout the Company's operations. In addition, in 1998, projects with more favorable margins were undertaken, while lower margin non-core projects, such as cleaning and inspection, were eliminated and pricing on core pipeline rehabilitation projects improved.

Selling, administrative and general expenses decreased 10.0% to $13.5 million from $15.0 million in 1997. This decrease was due to cost savings gained from the reorganization of the Company's pipeline rehabilitation operations through elimination of positions, facilities, and realignment of responsibilities, along with the consolidation of the Company's headquarters in Chesterfield, Missouri. As a percentage of revenues, selling, administrative and general expenses increased to 21.1% from 19.5% in 1997. This increase was primarily attributable to lower revenue volume in 1998.

Strategic marketing and product development costs decreased
30.0% to $1.4 million from $2.0 million in 1997. This decrease was primarily attributable to controlled spending in marketing and research projects, along with decreased personnel in engineering.

Interest expense increased 15.0% to $2.3 million from $2.0 million in 1997, due primarily to the effect of a full quarter in 1998 of increased borrowings resulting from the senior note financing completed in February 1997.

Taxes on income increased 110.0% to $2.1 million from $1.0 million in 1997 due principally to the increase in income before taxes on income of $2.8 million from 1997.

In February 1997, as a result of the closing of the Company's senior note financing, certain previous debt facilities were retired. Costs of $0.4 million ($0.2 million after-tax benefits) associated with these debt facilities which were capitalized, such as commitment fees and legal costs, were written off. This expense was classified as extraordinary in the Company's results of operations for first quarter of 1997.

As a result of the foregoing, net income for the first quarter of 1998 was $3.0 million, or representing a 4.7% return on revenue, compared to $1.1 million in the first quarter of 1997, which a 1.4% return on revenue was achieved.

                  PART II. - OTHER INFORMATION
                  ----------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        (a)  No exhibits are filed as part of this Quarterly
             Report on Form 10-Q.

        (b)  During the quarter ended March 31, 1998, the
             Company did not file a Current Report on Form 8-K.

                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INSITUFORM TECHNOLOGIES, INC.



May 14, 1998                   By: s/William A. Martin
                               ---------------------------------
                               William A. Martin
                               Senior Vice President and
                               Principal Financial and
                               Accounting Officer

                        INDEX TO EXHIBITS
                       ------------------


27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.