Form 10-Q
period 1998-06-30
INSITUFORM TECHNOLOGIES INC
filed 1998-08-11
CIK 353020

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended            June 30, 1998
                               ---------------------------------
Commission file number                    #0-10786
                      ------------------------------------------

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

                          Yes  X      No
                              ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                  Outstanding at August 1, 1998
--------------------------     ---------------------------------
 Class A, Common Stock,               27,030,255 Shares
     $0.01 par value

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

                  Consolidated Statements of Cash Flows

                  Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations


Part II  Other Information and Signatures:

         Item 1.  Legal Proceedings

         Item 4.  Submission of Matters to a Vote of
                  Security Holders

         Item 6.  Exhibits and Reports on Form 8-K


         Signatures


Index to Exhibits

                 PART I. - FINANCIAL INFORMATION
                 -------------------------------
                 ITEM 1. - FINANCIAL STATEMENTS
                 -------------------------------

                  INSITUFORM TECHNOLOGIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)
                                              Unaudited
                                            June 30, 1998  December 31, 1997
                                           --------------  -----------------
ASSETS
  CURRENT ASSETS
  --------------
     Cash and cash equivalents                    $63,419           $45,734
     Trade receivables, less allowance
       for doubtful accounts of $2,501
       and $2,587, respectively                    44,803            58,660
     Costs and estimated earnings in excess
       of billings                                 20,091            15,551
     Retainage under construction contracts        12,808            14,480
     Refundable income taxes                        1,046             2,517
     Inventories                                   11,910            12,214
     Deferred income taxes                          5,581             5,439
     Prepaid expenses and other                     6,240             6,678
                                                 --------          --------
  TOTAL CURRENT ASSETS                            165,898           161,273
                                                 --------          --------
PROPERTY AND EQUIPMENT, less accumulated
  depreciation                                     58,014            57,983
                                                 --------          --------
OTHER ASSETS
------------
  Goodwill, less accumulated amortization of
    $13,895 and $12,483, respectively              54,072            54,133
  Patents and patent applications, less
    accumulated amortization of $4,805 and
    $4,496, respectively                           11,959            11,610
  Investments in licensees and affiliated
    companies                                       5,370             5,499
  Non-compete agreements, less accumulated
    amortization of $4,759 and $4,282,
    respectively                                    1,266             1,744
  Other                                             4,532             5,610
                                                 --------          --------
  TOTAL OTHER ASSETS                               77,199            78,596
                                                 --------          --------
TOTAL ASSETS                                     $301,111          $297,852
                                                 ========          ========

See accompanying summary of accounting policies and notes to consolidated financial statements.

                  INSITUFORM TECHNOLOGIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)
                                              Unaudited
                                            June 30, 1998  December 31, 1997
                                           --------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES
  -------------------
    Notes payable to banks                        $1,465             $1,231
    Accounts payable                              40,052             41,698
    Income taxes payable                           1,215              3,172
    Current maturities of long-term debt           1,138                889
                                                --------           --------
  TOTAL CURRENT LIABILITIES                       43,870             46,990
  LONG-TERM DEBT, less current maturities        111,015            111,440
  DEFERRED INCOME TAXES                            3,247              3,258
  OTHER LIABILITIES                                1,076              1,017
                                                --------           --------
  TOTAL LIABILITIES                              159,208            162,705
                                                --------           --------
  MINORITY INTERESTS                               3,165              3,645
                                                --------           --------
  STOCKHOLDERS' EQUITY
  --------------------
    Preferred stock, undesignated, $.10 par -
      shares authorized 2,000,000; none
      outstanding                                      0                  0
    Common stock, $.01 par - shares authorized
      40,000,000; shares outstanding 27,274,144
      and 27,214,718                                 273                272
    Additional paid-in capital                    68,656             68,119
    Retained earnings                             75,924             68,468
                                                --------           --------
                                                 144,853            136,859
    Treasury stock, 255,801 shares                (3,269)            (3,269)
    Cumulative foreign currency translation
      adjustments                                 (2,846)            (2,088)
                                                --------           --------
  TOTAL STOCKHOLDERS' EQUITY                     138,738            131,502
                                                --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $301,111           $297,852
                                                ========           ========



See accompanying summary of accounting policies and notes to consolidated financial statements.

                  INSITUFORM TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
              (in thousands, except share amounts)
                                   For the Three Months  For the Six Months
                                       Ended June 30,      Ended June 30,
                                       1998     1997       1998       1997
                                       ----      ----      ----       ----
Rehabilitation revenues              $75,501   $75,316   $139,261  $152,398
Cost of rehabilitation                51,067    53,425     92,933   109,486
                                     -------   -------    -------   -------
Gross profit                          24,434    21,891     46,328    42,912
Operating costs and expenses:
-----------------------------
  Selling, administrative and
    general                           13,612    14,055     27,128    29,065
  Strategic marketing and product
    development                        1,568     1,478      2,929     3,439
  Unusual items                            0     3,845          0     3,845
                                     -------   -------    -------   -------
Total operating costs and expenses    15,180    19,378     30,057    36,349
                                     -------   -------    -------   -------
Operating income                       9,254     2,513     16,271     6,563
Other expense:
--------------
  Interest expense                    (2,243)   (2,271)    (4,556)   (4,180)
  Other income                           769       375      1,310       647
                                     -------   -------    -------   -------
Total other expense                   (1,474)   (1,896)    (3,246)   (3,533)
                                     -------   -------    -------   -------
Income before taxes on income          7,780       617     13,025     3,030
Taxes on income                        3,088       315      5,169     1,305
                                     -------   -------    -------   -------
Income before minority interests and
  equity in earnings                   4,692       302      7,856     1,725
Minority interests in net income        (173)     (259)      (250)     (451)
Equity in earnings of affiliated
  companies                             (110)      171       (151)      246
                                     -------   -------    -------   -------
Income before extraordinary item       4,409       214      7,455     1,520
Extraordinary item - loss on early
  retirement of debt                       0         0          0      (225)
                                     -------   -------    -------   -------
Net income                            $4,409      $214     $7,455    $1,295
                                     =======   =======    =======   =======
Basic and diluted earnings per share:
  Income before extraordinary item     $0.16     $0.01      $0.27     $0.06
  Extraordinary loss, net of income
    tax benefits                           0         0          0     (0.01)
                                     -------   -------    -------   -------
  Net income                           $0.16     $0.01      $0.27     $0.05
                                     =======   =======    =======   =======
  Weighted average common shares      26,978    26,916     26,969    26,913
                                     =======   =======    =======   =======
  Weighted average common and
    equivalent shares                 27,256    26,940     27,170    26,939
                                     =======   =======    =======   =======
See accompanying summary of accounting policies and notes to consolidated financial statements.
/TABLE

                  INSITUFORM TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)

                                                        For the Six Months
                                                           Ended June 30,
                                                          1998         1997
                                                          ----         ----
Cash flows from operating activities:
-------------------------------------
Net income                                              $7,455       $1,295

Adjustments to reconcile net income to cash used by
  operating activities:
  Depreciation and amortization                          9,299        9,283
  Miscellaneous                                           (413)        (997)
  Equity in earnings of affiliated companies               151         (246)
  Minority interests                                       250          451
  Deferred income taxes                                   (142)        (119)

Changes in operating assets and liabilities:
  Receivables                                           16,292          966
  Costs in excess of billings under construction        (4,540)      (5,290)
  Inventories                                              286        2,303
  Prepaid expenses and miscellaneous                       426        1,988
  Miscellaneous other assets                               832         (975)
  Accounts payable and accruals                           (444)         740
  Income taxes payable                                  (3,352)         (73)
                                                       -------       ------
Net cash provided by operations                         26,100        9,326
                                                       -------       ------

Cash flows from investing activities:
-------------------------------------
  Capital expenditures                                  (7,767)      (7,797)
  Proceeds on disposal of property and equipment           569          198
  Investments in licensees/affiliated companies             16            0
  Patents and patent applications                         (688)       1,154)
                                                       -------       ------
Net cash used by investing activities                   (7,870)      (8,753)
                                                       -------       ------


                           (continued)





See accompanying summary of accounting policies and notes to consolidated financial statements.
/TABLE

                  INSITUFORM TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)
                                                        For the Six Months
                                                           Ended June 30,
                                                          1998         1997
                                                          ----         ----
Cash flows from financing activities:
-------------------------------------
  Proceeds from issuance of common stock                   537          141
  Increase in short-term borrowings                        237           65
  Proceeds from issuance of long-term debt                   0      110,025
  Repayments of long-term debt                          (1,286)     (84,922)
  Minority interests                                         0          (75)
                                                       -------      -------
Net cash provided (used) by financing activities          (512)      25,234
                                                       -------      -------
Effect of exchange rates changes on cash                   (33)         (79)
                                                       -------      -------
Net increase in cash and cash equivalents for
  the period                                            17,685       25,728
                                                       -------      -------
Cash and cash equivalents, beginning of period          45,734       13,476
                                                       -------      -------
Cash and cash equivalents, end of period               $63,419      $39,204
                                                       =======      =======

Supplemental disclosures of cash flows information:
---------------------------------------------------
                                                          1998         1997
                                                          ----         ----
  Cash paid during six months ended June 30, for:
  --------------------------------------------------
    Interest                                            $4,525       $1,267
    Income taxes                                        $5,295         $491

  Non-cash investing and financing activities:
  --------------------------------------------
    Deferred consideration for business acquired
      (Note 3)                                          $1,005           $0





See accompanying summary of accounting policies and notes to consolidated financial statements.

/TABLE

                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          June 30, 1998


1. GENERAL

   In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1998 (unaudited) and the unaudited results of operations and cash flows for the six months ended June 30, 1998 and 1997. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 1997 Annual Report on Form 10-K.

   The results of operations for the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2. COMPREHENSIVE INCOME

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which establishes for reporting and disclosure of comprehensive income and its components. Effective January 1, 1998, the Company adopted SFAS No. 130. For the quarters ended June 30, 1998 and 1997, comprehensive income was $4,315 and $34, respectively. For the six months ended June 30, 1998 and 1997, comprehensive income was $6,697 and $585, respectively. The Company's adjustment to comprehensive income consists solely of cumulative foreign currency translation adjustments.

3. CURRENT EVENTS

   In March 1998, the Company concluded the acquisition of the entire minority interest in its Chilean subsidiary for an aggregate purchase price of approximately $2.1 million, $1.0 million of which was paid in connection with closing, $0.6 million of which is due at the first anniversary of closing, and the remainder of which is due on the second anniversary of closing.

   In July 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 2,700,000 shares of the Company's class A common stock, $.01 par value, to be made from time to time over the next five years in open market transactions.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At June 30, 1998, the Company had $63.4 million in cash, U.S. Treasury bills, and short-term investments, as compared to $45.7 million at December 31, 1997. Cash and cash equivalents increased $17.7 million primarily as a result of cash generated from operations of $26.1 million offset somewhat by capital expenditures of $7.8 million. The Company's working capital ratio was 3.8-to-1.0 at June 30, 1998, representing an increase from 3.4-to-1.0 at December 31, 1997.

Operations provided cash of $26.1 million in 1998, as compared to $9.3 million in the first half of 1997. The principal reason for the favorable increase was a decrease in trade receivables of $16.3 million, offset by a decrease in income taxes payable of $3.4 million. In addition, net income increased to $7.5 million from $1.3 million in the first half of 1997.

Trade receivables, together with costs and estimated earnings in excess of billings and retainage under construction contracts, decreased 12.4% to $77.7 million from $88.7 million at December 1997. This decrease was primarily attributable to strong collections, along with a decrease in revenue volume in the first half of 1998. The collection cycle for construction receivables is generally longer than for the Company's manufacturing and royalty operations due to provisions for retainage, often 5% to 15% of the contract amount, as well as the slow internal review processes often employed by the construction subsidiaries' municipal customers. In the United States, retainage receivables are generally received within 60 to 90 days after the completion of a contract.

Capital expenditures were $7.8 million in each of the first half of 1998 and of 1997. Capital expenditures generally reflect replacement equipment required by the Company's contracting divisions. The Company anticipates expenditures of approximately $2.5 million in connection with the installation of an electronic data collection system in each of the Company's North American rehabilitation operations during the course of 1998, of which $1.1 million was spent as of June 30, 1998. In addition, the Company anticipates expenditures of approximately $1.9 million later in 1998 in order to acquire additional tunneling equipment. In March 1998, the Company completed construction of its new research and development facility entailing a total cost of construction of approximately $2.9 million, of which $0.5 million was spent in the first half of 1998.

The Company has several information system improvement initiatives underway that will require increased expenditures during the next several years. These initiatives, which began principally in 1997, include the aforementioned data collection system from our field contracting units, and continual accounting system upgrades and modifications. The Company has assessed and continues to assess the impact of the Year 2000 issues on its operations. Management believes that all system modifications necessary will be completed well before the year
2000, and spending on modifications will not have a significant impact on the Company's operations.

Financing activities used $0.5 million in the first half of 1998, as compared to cash provided of $25.2 million in the first half of 1997. In February 1997, the Company completed the sale, in a private transaction, of $110 million principal amount of its 7.88% Senior Notes Series A, due February 14, 2007 (the "Senior Notes"), approximately $85 million of which was applied at closing to the refinancing of outstanding indebtedness of the Company. In 1998, the Company made principal payments totaling $1.3 million relating to the Company's existing debt.

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

In March 1998, the Company completed the acquisition of the entire minority interest (40%) in its Chilean subsidiary for an aggregate purchase price of approximately $2.1 million, $1.0 million of which was paid in connection with closing, $0.6 million of which is due at the first anniversary of closing, and the remainder of which is due on the second anniversary of closing.

In July 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 2,700,000 shares of the Company's class A common stock, $.01 par value ("Common Stock"), to be made from time to time over the next five years in open market transactions. The amount and timing of purchases will be dependent upon a number of factors, including the price and availability of the Company's shares, general market conditions and competing alternative uses of funds, and may be discontinued at any time. The repurchased shares will be held as treasury stock.

Management believes its current working capital will be adequate to meet its requirements for the foreseeable future.

RESULTS OF OPERATIONS
---------------------
Three and Six Months Ended June 30, 1998 and 1997

Total rehabilitation revenues for the second quarter increased
0.3% to $75.5 million from $75.3 million in 1997, while revenues for the first half of 1998 decreased 8.6% to $139.3 million from $152.4 million in the prior year. The primary reason for the decrease for the first half was decreased volume from the Company's corrosion and abrasion operations in the United States and Latin America. This decrease was coupled with lower volume from the Company's North American pipeline rehabilitation operations, primarily due to the elimination of non-core projects, such as cleaning and inspection. In addition, there was a decrease in volume from the Company's pipeline rehabilitation operations in the United Kingdom, as a result of lower workable backlog during the first quarter of 1998, caused by a shift in the release of project work into the second quarter. As a result of the management committee composition of Midsouth Partners, the Company began accounting for its investment therein on an equity basis beginning in April 1997, which resulted in revenue of $0.2 million in 1998, compared to $2.0 million in 1997 during which Midsouth's results were consolidated with the Company.

The Company's gross profit from rehabilitation during the second quarter increased 11.4% to $24.4 million from $21.9 million in the comparable period in 1997, while for the first half of 1998, gross profit increased 7.9% to $46.3 million from $42.9 million in 1997. The overall gross profit margin achieved in the second quarter of 1998 was 32.4% versus 29.1% in the second quarter of 1997, while for the first half of 1998, the gross profit margin was 33.3%, compared to 28.2% in 1997. This increase was primarily due to improvements made in productivity and efficiency in the Company's pipeline rehabilitation operations. Much of this improvement came as a result of extensive reorganization during 1997, where management rationalized field crews and equipment throughout the organization. In addition, in 1998, more projects with favorable margins were undertaken, as a result of the elimination of lower margin non-core projects, such as cleaning and inspection, along with improved pricing on core pipeline rehabilitation projects.

For the second quarter, selling, administrative and general expenses decreased 3.5% to $13.6 million from $14.1 million in 1997, while for the first half of 1998, selling, administrative and general expenses decreased 6.9% to $27.1 million from $29.1 million in the first half of 1997. This decrease was due to cost savings gained from the reorganization of the Company's pipeline rehabilitation operations through elimination of positions, facilities, and realignment of responsibilities, along with the consolidation of the Company's headquarters in Chesterfield, Missouri. As a percentage of revenues, selling, administrative and general expenses decreased in the second quarter to 18.0% from 18.7% in 1997, due primarily to the foregoing reasons. For the first half of 1998, selling, administrative and general expenses as a percentage of revenues increased to 19.5% from 19.1%, which was primarily attributable to lower revenue volume in 1998, offset somewhat as a result of the foregoing reasons.

For the second quarter, strategic marketing and product development costs increased 6.7% to $1.6 million from $1.5 million in 1997. This increase was primarily attributable to stepped-up research and development efforts in the second quarter of 1998. For the first half, strategic marketing and product development costs decreased 14.7% to $2.9 million from $3.4 million in the first half of 1997. This decrease was primarily attributable to controlled spending in marketing, along with decreased personnel in engineering, offset somewhat from increased research and development costs.

During the second quarter of 1997, the Company recorded in operating expense an unusual item of $3.2 million for employee severance and moving employees and offices related to the restructuring of its corporate headquarters and related facilities, which did not recur in the current year. In addition, the Company accrued $0.6 million (prior to any effect of taxes) in the second quarter of 1997, with respect to non-recurring expenses attendant to activities leading to the settlement agreement entered into in July 1997 with a group, including two directors of the Company, who had stated their intention to propose a slate of individuals to run for election to the Board of Directors of the Company in opposition to the slate proposed by the Company.

During the second quarter, interest expense decreased 4.3% to $2.2 million from $2.3 million in 1997, due primarily to somewhat lower debt outstanding in 1998 resulting from scheduled repayments of long-term debt. For the first half of 1998, interest expense increased 9.5% to $4.6 million from $4.2 million due primarily to the effect of borrowings resulting from the Senior Note financing completed in February 1997.

In the second quarter of 1998, taxes on income increased to $3.1 million from $0.3 million in 1997 due principally to the increase in income before taxes on income of $7.2 million from the second quarter of 1997. In the first half of 1998, taxes on income increased 296.1% to $5.2 million from $1.3 million due principally to the increase in income before taxes on income of $10.0 million from the first half of 1997.

In February 1997, as a result of the closing of the Senior Note financing, certain previous debt facilities were retired. Costs of $0.4 million ($0.2 million after-tax benefits) associated with these debt facilities which were capitalized, such as commitment fees and legal costs, were written off. This expense was classified as extraordinary in the Company's results of operations for the first quarter of 1997.

As a result of the foregoing, net income for the second quarter of 1998 was $4.4 million, representing a 5.8% return on revenue, compared to $0.2 million in the second quarter of 1997, when 0.3% return on revenue was achieved. Net income for the first half of 1998 was $7.5 million, or a 5.4% return on revenue, compared to $1.3 million in the first half of 1997, when a 0.8% return was achieved.

                  PART II. - OTHER INFORMATION
                  ----------------------------

Item 1.  Legal Proceedings
         -----------------

         Additional Texas Proceeding. In response to pleadings filed by the Company in the previously reported suit brought against it in the United States District Court for the Southern District of Texas, Houston Division, captioned Inliner U.S.A. and Cat Contracting, Inc., v. Insituform Technologies, Inc. and Insituform East, Inc. (Civil Action No. H96-3627), the court has dismissed, under the doctrine of res adjudicata, plaintiff's allegation that the Company had commenced certain patent infringement proceedings with knowledge that the subject patent was invalid. The court also dismissed certain other claims of plaintiffs and held that plaintiffs had failed to plead a case with respect to the balance of its allegations. Following the court's acceptance of plaintiffs' third amended complaint on June 19, 1998, a joint notice of dismissal executed by all parties was filed on June 22, 1998 and, on June 23, 1998, the court issued its order of dismissal. Plaintiffs thereafter filed a motion to withdraw the voluntary dismissal motion, which the court rejected on July 3, 1998.

         In the interim, on June 30, 1998 plaintiffs refiled, as a new suit, its third amended complaint, including Insituform Gulf South, Inc., a subsidiary of the Company, as a defendant in addition to the original defendants (Inliner U.S.A. and CAT Contracting, Inc., vs. Insituform Technologies, Inc., Insituform Gulf South, Inc. and Insituform East, Inc. [Civil Action H-98-20651] in the United States District Court for the Southern District of Texas, Houston Division). Plaintiffs repeat their previous allegations that defendants conspired to exercise monopoly power under Sections 1 and 2 of the Sherman Act and/or acted in concert to restrain trade in an unlawful manner under Sections 1 and 2 of the Sherman Act, that defendants have engaged in a pattern of discriminatory pricing and subsidization specifically designed to eliminate a competitor and/or lessen competition in violation of Section 2 of the Clayton Act, that defendants have made false and misleading statements about the plaintiffs and its products in violation of Section 43(a) of the Lanham Act, and that defendants have engaged in tortious interference with plaintiffs' business and relationships with its licensees so as to constitute business disparagement. The Company intends vigorously to continue to contest plaintiffs' claims. No discovery in any of these matters has yet taken place.

         Western Slopes Utilities. On July 7, 1998 the proceedings previously reported by the Company captioned Western Slopes Utilities, Inc. v. Insituform Technologies, Inc. and Insituform Netherlands B.V. [Civil Action No. 96-N-2394]) were voluntarily dismissed, without prejudice, by the parties, after the court dismissed plaintiff's claims that the Company's serial vacuum impregnation patent was invalid along with plaintiff's request for injunctive relief from patent infringement claims by the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a)   On June 10, 1998, the Company convened its Annual
Meeting of Stockholders (the "Annual Meeting").

         (b) Not applicable because (i) proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 together with the Company's Proxy Statement dated May 4, 1998 (the "Proxy Statement"); (ii) there was no solicitation in opposition to management's nominees as listed in the Proxy Statement; and (iii) all of such nominees were elected.

         (c) At the Annual Meeting, the stockholders voted in favor of a proposal to approve and adopt an amendment to the Company's 1992 Employee Stock Option Plan to increase the number of shares of the Company's Common Stock, issuable pursuant to the exercise of options from 1,000,000 shares to 1,850,000 shares. The holders of 18,191,725 shares voted in favor of, the holders of 898,786 voted against, the holders of 872,447 shares abstained and there were 3,331,725 broker non-votes with respect to approval and adoption of such proposal.

         At the Annual Meeting, the stockholders voted in favor of a proposal to approve and adopt an amendment to the Company's 1992 Director Stock Option Plan to increase the number of shares of Common Stock issuable pursuant to the exercise of options from 500,000 shares to 1,000,000 shares. The holders of 18,094,704 shares voted in favor of, the holders of 990,993 shares voted against, the holders of 877,261 shares abstained and there were 3,331,725 broker non-votes with respect to approval and adoption of such proposal.

         At the Annual Meeting, the stockholders voted in favor of management's nominees for election as directors of the Company. The holders of 22,991,511 shares voted in favor of, and holders of 303,172 shares withheld their vote for, the election of Robert W. Affholder; the holders of 23,001,434 shares voted in favor of, and holders of 293,249 shares withheld their vote for, the election of Paul A. Biddelman; the holders of 23,000,929 shares voted in favor of, and holders of 293,754 shares withheld their vote for, the election of Stephen P.

Cortinovis; the holders of 22,999,209 shares voted in favor of, and holders of 295,474 shares withheld their vote for, the election of Anthony W. Hooper; the holders of 22,998,634 shares voted in favor of, and holders of 296,049 shares withheld their vote for, the election of Jerome Kalishman; the holders of 23,000,154 shares voted in favor of, and holders of 294,529 shares withheld their vote for, the election of Silas Spengler; the holders of 23,000,307 shares voted in favor of, and holders of 294,376 shares withheld their vote for, the election of Sheldon Weinig; the holders of 23,001,182 shares voted in favor of, and holders of 293,501 shares withheld their vote for, the election of Russell B. Wight, Jr.; and the holders of 23,000,829 shares voted in favor of, and holders of 293,854 shares withheld their vote for, the election of Alfred L. Woods.

         (d)  Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   The exhibits filed as part of this Quarterly
Report on Form 10-Q are listed on the annexed Index to Exhibits.

         (b) During the quarter ended June 30, 1998, the Company did not file any Current Reports on Form 8-K. The Company has subsequently filed: (i) a Current Report on Form 8-K dated July 6, 1998, which, under "Item 5. Other Events" thereunder, reported the authorization of the Company's stock repurchase program relating to up to 2,700,000 shares of Common Stock, to be made from time to time over the next five years in open market transactions; and (ii) a Current Report on Form 8-K dated July 15, 1998 which, under "Item 5. Other Events" thereunder, reported the execution of an employment letter by the Company and Anthony W. Hooper. No financial statements were filed as part of any such report.

                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INSITUFORM TECHNOLOGIES, INC.



August 11, 1998                By: s/William A. Martin
                               ---------------------------------
                               William A. Martin
                               Senior Vice President and
                               Principal Financial and
                               Accounting Officer

                        INDEX TO EXHIBITS
                       ------------------


3.2 -  By-laws of the Company

27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.