Form 10-Q
period 1998-09-30
INSITUFORM TECHNOLOGIES INC
filed 1998-11-13
CIK 353020

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended            September 30, 1998
                               ---------------------------------
Commission file number                    #0-10786
                      ------------------------------------------

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

                          Yes  X      No
                              ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                 Outstanding at November 1, 1998
--------------------------     ---------------------------------
 Class A, Common Stock,               26,388,501 Shares
     $0.01 par value

                              INDEX
                              -----




Part I   Financial Information:

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets                  3

                  Consolidated Statements of Income            5

                  Consolidated Statements of Cash Flows        6

                  Notes to Consolidated Financial Statements   9

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                  11


Part II  Other Information and Signatures:

         Item 1.  Legal Proceedings                           19

         Item 5.  Other Information                           19

         Item 6.  Exhibits and Reports on Form 8-K            21


         Signatures                                           22


Index to Exhibits                                             23

                 PART I. - FINANCIAL INFORMATION
                 -------------------------------
                 ITEM 1. - FINANCIAL STATEMENTS
                 -------------------------------

                  INSITUFORM TECHNOLOGIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)
                                            Unaudited
                                       September 30, 1998  December 31, 1997
                                       ------------------  -----------------
ASSETS
 CURRENT ASSETS
 --------------
  Cash and cash equivalents                    $54,845           $45,734
  Trade receivables, less allowance
    for doubtful accounts of $2,744
    and $2,587, respectively                    51,195            58,660
  Costs and estimated earnings in excess
    of billings                                 18,124            15,551
  Retainage under construction contracts        13,560            14,480
  Refundable income taxes                        1,408             2,517
  Inventories                                   11,891            12,214
  Deferred income taxes                          5,645             5,439
  Prepaid expenses and other                     6,048             6,678
                                              --------          --------
TOTAL CURRENT ASSETS                           162,716           161,273
                                              --------          --------
PROPERTY AND EQUIPMENT, less accumulated
  depreciation                                  57,045            57,983
                                              --------          --------
OTHER ASSETS
------------
  Goodwill, less accumulated amortization of
    $14,616 and $12,483, respectively           57,807            54,133
  Patents and patent applications, less
    accumulated amortization of $4,918 and
    $4,496, respectively                        11,923            11,610
  Investments in licensees and affiliated
    companies                                    5,121             5,499
  Non-compete agreements, less accumulated
    amortization of $4,974 and $4,282,
    respectively                                 1,052             1,744
  Other                                          4,548             5,610
                                              --------          --------
  TOTAL OTHER ASSETS                            80,451            78,596
                                              --------          --------
TOTAL ASSETS                                  $300,212          $297,852
                                              ========          ========


See accompanying summary of accounting policies and notes to consolidated financial statements.

/TABLE

                  INSITUFORM TECHNOLOGIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)

                                           Unaudited
                                       September 30, 1998  December 31, 1997
                                       ------------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
 CURRENT LIABILITIES
 -------------------
  Notes payable to banks                        $1,179             $1,231
  Accounts payable                              38,456             41,698
  Income taxes payable                           1,535              3,172
  Current maturities of long-term debt           2,291                889
                                              --------           --------
 TOTAL CURRENT LIABILITIES                      43,461             46,990
 LONG-TERM DEBT, less current maturities       112,286            111,440
 DEFERRED INCOME TAXES                           3,225              3,258
 OTHER LIABILITIES                               1,088              1,017
                                              --------           --------
 TOTAL LIABILITIES                             160,060            162,705
                                              --------           --------
 MINORITY INTERESTS                              3,511              3,645
                                              --------           --------
 STOCKHOLDERS' EQUITY
 --------------------
  Preferred stock, undesignated, $.10 par -
    shares authorized 2,000,000; none
    outstanding                                      0                  0
  Common stock, $.01 par - shares authorized
    40,000,000; shares outstanding 27,293,967
    and 27,214,718                                 273                272
  Additional paid-in capital                    68,892             68,119
  Retained earnings                             81,489             68,468
                                              --------           --------
                                               150,654            136,859
  Treasury stock, 836,401 shares               (11,175)            (3,269)
  Cumulative foreign currency translation
    adjustments                                 (2,838)            (2,088)
                                              --------           --------
TOTAL STOCKHOLDERS' EQUITY                     136,641            131,502
                                              --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $300,212           $297,852
                                              ========           ========






See accompanying summary of accounting policies and notes to consolidated financial statements.

/TABLE

                  INSITUFORM TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
              (in thousands, except share amounts)
                                  For the Three Months  For the Nine Months
                                   Ended September 30,  Ended September 30,
                                     1998      1997        1998       1997
                                     ----      ----        ----       ----
Rehabilitation revenue             $81,047   $85,490    $220,308   $237,888

Cost of rehabilitation              54,664    59,911     147,597    169,397
                                    ------    ------     -------    -------
Gross profit                        26,383    25,579      72,711     68,491
Operating costs and expenses:
-----------------------------
  Selling, administrative and
    general                         13,241    14,222      40,369     43,287
  Strategic marketing and product
    development                      1,358     1,691       4,287      5,130
  Unusual items                          0         0           0      3,845
                                    ------    ------     -------    -------
Total operating costs and expenses  14,599    15,913      44,656     52,262
                                    ------    ------     -------    -------
Operating income                    11,784     9,666      28,055     16,229

Other expense:
--------------
  Interest expense                  (2,312)   (2,250)     (6,868)    (6,430)
  Other income (expense)               701      (516)      2,011        131
                                    ------    ------     -------    -------
Total other expense                 (1,611)   (2,766)     (4,857)    (6,299)
                                    ------    ------     -------    -------
Income before taxes on income       10,173     6,900      23,198      9,930

Taxes on income                      4,094     2,814       9,263      4,119
                                    ------    ------     -------    -------
Income before minority interests
  and equity in earnings             6,079     4,086      13,935      5,811

Minority interests in net income      (331)       72        (581)      (379)

Equity in earnings of affiliated
  companies                           (182)      124        (333)       370
                                    ------    ------     -------    -------
Income before extraordinary item     5,566     4,282      13,021      5,802

Extraordinary item - loss on early
  retirement of debt                     0         0           0       (225)
                                    ------    ------     -------    -------
Net income                          $5,566    $4,282     $13,021     $5,577
                                    ======    ======     =======    =======



                           (continued)

See accompanying summary of accounting policies and notes to consolidated financial statements.
/TABLE

                  INSITUFORM TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
              (in thousands, except share amounts)
                                  For the Three Months  For the Nine Months
                                   Ended September 30,  Ended September 30,
                                     1998      1997        1998       1997
                                     ----      ----        ----       ----
Basic and diluted earnings per share:

  Income before extraordinary item   $0.21     $0.16       $0.48      $0.22

  Extraordinary loss, net of income
    tax benefits                         0         0           0      (0.01)
                                    ------    ------     -------    -------
  Net income                         $0.21     $0.16       $0.48      $0.21
                                    ======    ======     =======    =======
  Weighted average common shares    26,780    26,928      26,905     26,918
                                    ======    ======     =======    =======
  Weighted average common and
    equivalent shares               27,113    26,965      27,149     26,956
                                    ======    ======     =======    =======




















See accompanying summary of accounting policies and notes to consolidated financial statements.
/TABLE

                  INSITUFORM TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)
                                                        For the Nine Months
                                                        Ended September 30,
                                                         1998         1997
                                                         ----         ----
Cash flows from operating activities:
-------------------------------------
Net income                                             $13,021       $5,577

Adjustments to reconcile net income to cash used by
  operating activities:
  Depreciation and amortization                         15,294       14,196
  Miscellaneous                                           (438)        (505)
  Equity in earnings of affiliated companies               333         (370)
  Minority interests                                       581          379
  Deferred income taxes                                   (200)         171

Changes in operating assets and liabilities,
  net of assets acquired:
  Receivables                                            6,519      (10,370)
  Costs in excess of billings under construction        (2,573)      (5,003)
  Inventories                                              476        2,809
  Prepaid expenses and miscellaneous                       677         (123)
  Miscellaneous other assets                               989         (587)
  Accounts payable and accruals                         (3,986)       2,324
  Income taxes payable                                  (1,351)       1,517
                                                       -------       ------
Net cash provided by operations                         29,342       10,015
                                                       -------       ------
Cash flows from investing activities:
-------------------------------------
  Capital expenditures                                  (9,996)     (12,594)
  Proceeds on disposal of property and equipment           803          304
  Purchases of businesses, net of cash acquired         (1,444)           0
  Investments in licensees/affiliated companies             76            0
  Patents and patent applications                         (935)      (1,602)
                                                        -------       ------
Net cash used by investing activities                  (11,496)     (13,892)
                                                        -------       ------


                           (continued)





See accompanying summary of accounting policies and notes to consolidated financial statements.
/TABLE

                  INSITUFORM TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)
                                                        For the Nine Months
                                                        Ended September 30,
                                                         1998         1997
                                                         ----         ----
Cash flows from financing activities:
-------------------------------------
  Proceeds from issuance of common stock                   774          213
  Purchases of treasury stock (Note 3)                  (7,906)           0
  Increase (decrease) in short-term borrowings            (131)         274
  Proceeds from issuance of long-term debt                   0      110,056
  Repayments of long-term debt                          (1,547)     (85,073)
  Minority interests                                         0          (75)
                                                       --------     --------

Net cash provided (used) by financing activities        (8,810)      25,395
                                                       --------     --------
Effect of exchange rates changes on cash                    75         (201)
                                                       --------     --------
Net increase in cash and cash equivalents for
  the period                                             9,111       21,317
                                                       --------     --------
Cash and cash equivalents, beginning of period          45,734       13,476
                                                       --------     --------
Cash and cash equivalents, end of period               $54,845      $34,793
                                                       =======      ========

Supplemental disclosures of cash flows information:
---------------------------------------------------
                                                          1998         1997
                                                          ----         ----
  Cash paid during nine months ended September 30, for:
  --------------------------------------------------
    Interest                                            $8,945       $5,644
    Income taxes                                        $9,079         $398

  Non-cash investing and financing activities:
  --------------------------------------------
    Deferred consideration for business acquired
      (Note 3)                                          $3,571           $0






See accompanying summary of accounting policies and notes to consolidated financial statements.

/TABLE

                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                       September 30, 1998


1. GENERAL

   In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998 (unaudited) and the unaudited results of operations and cash flows for the nine months ended September 30, 1998 and 1997. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 1997 Annual Report on Form 10-K.

   The results of operations for the nine months ended
   September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2. COMPREHENSIVE INCOME

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which establishes for reporting and disclosure of comprehensive income and its components. Effective January 1, 1998, the Company adopted SFAS No. 130. For the quarters ended September 30, 1998 and 1997, comprehensive income was $5.4 million and $4.1 million, respectively. For the nine months ended September 30, 1998 and 1997, comprehensive income was $12.1 million and $4.7 million, respectively. The Company's adjustment to comprehensive income consists solely of cumulative foreign currency translation adjustments.

3.  CURRENT EVENTS

   In March 1998, the Company concluded the acquisition of the entire minority interest in its Chilean subsidiary for an aggregate purchase price of approximately $2.1 million, $1.0 million of which was paid in connection with closing, $0.6 million of which is due at the first anniversary of closing, and the remainder of which is due on the second anniversary of closing.

   In July 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 2,700,000 shares of the Company's class A common stock, $.01 par value, to be made from time to time over the next five years in open market transactions. During the third quarter of 1998, the Company repurchased 580,600 shares.

   In September 1998, the Company completed its acquisition of 80% of the shares (the "Initial Shares") of Video Injection S.A.R.L. ("Video Injection"), a company that utilizes multifunctional robotic devices developed by it in connection with the inspection and repair of pipelines. The purchase price for the Initial Shares was 28,000,000FF ($5.0 million), 13,500,000FF ($2.4 million) of which was paid at closing, 7,020,000FF ($1.3 million) of which is due on the first anniversary of closing and 7,480,000FF ($1.3 million) of which is due on the second anniversary of closing, such additional installments secured by the Company's letter of credit arrangements. On the fifth anniversary of closing (or earlier, in specified events), the Company will purchase the remaining 20% of the shares of Video Injection pursuant to a formula based on Video Injection's results of operations. The Company has also obtained non-competition agreements from the two principals of Video Injection (who remain employed by Video Injection) that extend three years beyond the period of employment.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1998, the Company had $54.8 million in cash, U.S. Treasury bills, and short-term investments, as compared to $45.7 million at December 31, 1997. Cash and cash equivalents increased $9.1 million primarily as a result of cash generated from operations of $29.3 million offset somewhat by capital expenditures of $10.0 million, and repurchases of the Company's common stock in open market purchases of $7.9 million, pursuant to the Company's announced stock repurchase program. The Company's working capital ratio was 3.7-to-1.0 at September 30, 1998, representing an increase from 3.4-to-1.0 at December 31, 1997.

Operations provided cash of $29.3 million in 1998, as compared to $10.0 million in the first nine months of 1997. The principal reasons for the favorable increase were increased net income in the first nine months of $7.4 million compared to the first nine months of 1997, along with a favorable change in working capital during 1998 of $0.7 million, compared to an unfavorable change in 1997 of $9.4 million.

Trade receivables, together with costs and estimated earnings in excess of billings and retainage under construction contracts, decreased 6.5% to $82.9 million from $88.7 million at December 1997. This decrease was primarily attributable to strong collections, along with a decrease in revenue volume in the first nine months of 1998. The collection cycle for construction receivables is generally longer than for the Company's manufacturing and royalty operations due to provisions for retainage, often 5% to 15% of the contract amount, as well as the slow internal review processes often employed by the construction subsidiaries' municipal customers. In the United States, retainage receivables are generally received within 60 to 90 days after the completion of a contract.

Capital expenditures were $10.0 million for the nine months of 1998, compared to $12.6 million in 1997. During 1997, capital expenditures reflected approximately $1.5 million related to moving of the Company's corporate headquarters and the new research and development center. Capital expenditures generally reflect replacement equipment required by the Company's contracting divisions. The Company anticipates expenditures of approximately $2.5 million in connection with the installation of an electronic data collection system in each of the Company's North American rehabilitation operations during the course of 1998, of which $1.7 million was spent as of September 30, 1998.
In addition, the Company anticipates expenditures of approximately $1.9 million in the fourth quarter of 1998 in order to acquire additional tunneling equipment. In March 1998, the Company completed construction of its new research and development facility entailing a total cost of construction of approximately $2.9 million, of which $0.5 million was spent in the first nine months of 1998.

The Company has several information system improvement initiatives underway that will require increased expenditures during the next several years. These initiatives, which began principally in 1997, include the aforementioned data collection system from our field contracting units, and continual accounting system upgrades and modifications. See "Year 2000" below for information concerning the impact of year 2000 issues on the Company's operations.

Financing activities used $8.8 million in the first nine months of 1998, as compared to cash provided of $25.4 million in the first nine months of 1997. In July 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 2,700,000 shares of the Company's class A common stock, $.01 par value ("Common Stock"), to be made from time to time over the next five years in open market transactions. The amount and timing of purchases will be dependent upon a number of factors, including the price and availability of the Company's shares, general market conditions and competing alternative uses of funds, and may be discontinued at any time. During the third quarter of 1998, the Company repurchased 580,600 shares at a cost of $7.9 million. The repurchased shares will be held as treasury stock.

In February 1997, the Company completed the sale, in a private transaction, of $110 million principal amount of its 7.88% Senior Notes Series A, due February 14, 2007 (the "Senior Notes"), approximately $85 million of which was applied at closing to the refinancing of outstanding indebtedness of the Company. In 1998, the Company made principal payments totaling $1.5 million relating to the Company's existing debt.

The Senior Notes bear interest, payable semi-annually in August and February of each year, at the rate per annum of 7.88%. Each year, from February 2001 to February 2006, inclusive, the Company will be required to make principal payments of $15.7 million, together with an equivalent payment at maturity. The Senior Notes may be prepaid at the Company's option, in whole or in part, at any time, together with a make whole premium, and upon specified change in control events each holder has the right to require the Company to purchase its Senior Note without any premium thereon. To the extent not utilized to refinance indebtedness, proceeds of the sale of the Senior Notes are available for general corporate purposes, including possible acquisitions of products, technologies and businesses and repurchases of Common Stock. Other than its stock repurchase program announced in July 1998, the Company has not reached any determination with respect to any such transaction, and there can be no assurance that any such transaction will be undertaken.

In August 1997, the Company entered into a credit agreement (the "Credit Agreement"), whereby the lender will make available to the Company, until September 1, 2000 (the "Maturity Date"), a revolving credit line of up to $20,000,000 aggregate principal amount for working capital and permitted acquisitions, including amounts available for standby and commercial letters of credit. Interest on outstanding advances accrues, at the election of the Company, at either the lender's prime rate, payable monthly, or its LIBOR rate, plus a margin ranging from .5% to 1.5% depending on the maintenance of certain financial ratios, payable at the end of selected interest periods (from one to six months). Outstanding principal is subject to repayment on the Maturity Date, except that advances for permitted acquisitions must be repaid within six months after disbursement.

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

In September 1998, the Company completed its acquisition of 80% of the shares of Video Injection, a company that utilizes multifunctional robotic devices developed by it in connection with the inspection and repair of pipelines. The purchase price for the Initial Shares was 28,000,000FF ($5.0 million), 13,500,000FF ($2.4 million) of which was paid at closing, 7,020,000FF ($1.3 million) of which is due on the first anniversary of closing and 7,480,000FF ($1.3 million) of which is due on the second anniversary of closing, such additional installments secured by the Company's letter of credit arrangements. On the fifth anniversary of closing (or earlier, in specified events), the Company will purchase the remaining
20% of the shares of Video Injection pursuant to a formula based on Video Injection's results of operations. The Company has also obtained non-competition agreements from the two principals of Video Injection (who remain employed by Video Injection) that extend three years beyond the period of employment.

Management believes its current working capital will be adequate to meet its requirements for the foreseeable future.

RESULTS OF OPERATIONS
---------------------

Three and Nine Months Ended September 30, 1998 and 1997

Total rehabilitation revenues for the third quarter decreased 5.3% to $81.0 million from $85.5 million in 1997, while revenues for the first nine months of 1998 decreased 7.4% to $220.3 million from $237.9 million in the prior year. The primary reason for the decrease for the third quarter was decreased volume from the Company's corrosion and abrasion operations in the United States and Latin America. For the nine months, this decrease was coupled with lower volume from the Company's North American pipeline rehabilitation operations, primarily due to the elimination of non-core projects, such as cleaning and inspection. In addition, there was a decrease in volume from the Company's pipeline rehabilitation operations in the United Kingdom, as a result of lower workable backlog during the first quarter of 1998, caused by a shift in the release of project work into the second and third quarters. As a result of the management committee composition of Midsouth Partners, the Company began accounting for its investment therein on an equity basis beginning in April 1997, which resulted in revenue of $0.3 million in 1998, compared to $2.0 million in 1997 during which Midsouth's results were consolidated with the Company.

The Company's gross profit from rehabilitation during the third quarter increased 3.1% to $26.4 million from $25.6 million in the comparable period in 1997, while for the first nine months of 1998, gross profit increased 6.1% to $72.7 million from $68.5 million in 1997. This increase was primarily due to improved gross profit from the Company's North American and European pipeline rehabilitation operations, offset somewhat by a decrease in gross profit from the Company's corrosion and abrasion operations due to an overall volume decrease.

The overall gross profit margin achieved in the third quarter of 1998 was 32.6% versus 29.9% in the third quarter of 1997, while for the first nine months of 1998, the gross profit margin was 33.0%, compared to 28.8% in 1997. This increase was primarily due to improvements made in productivity and efficiency in the Company's pipeline rehabilitation operations. Much of this improvement came as a result of extensive reorganization during 1997, where management rationalized field crews and equipment throughout the organization. In addition, in 1998, more projects with favorable margins were undertaken, as a result of the elimination of lower margin non-core projects, such as cleaning and inspection, along with improved pricing on core pipeline rehabilitation projects.

For the third quarter, selling, administrative and general expenses decreased 7.0% to $13.2 million from $14.2 million in 1997, while for the first nine months of 1998, selling, administrative and general expenses decreased 6.7% to $40.4 million from $43.3 million in the first nine months of 1997. This decrease was due to cost savings gained from the reorganization of the Company's pipeline rehabilitation operations through elimination of positions, facilities, and realignment of responsibilities, along with the consolidation of the Company's headquarters in Chesterfield, Missouri. As a percentage of revenues, selling, administrative and general expenses decreased in the third quarter to 16.3% from 16.6% in 1997. This decrease was primarily attributable to the foregoing reasons, offset somewhat by lower revenue volume in 1998. For the first nine months of 1998, selling, administrative and general expenses as a percentage of revenues increased to 18.3% from 18.2%. This slight increase was due primarily to lower volume in 1998.

For the third quarter, strategic marketing and product development costs decreased 17.6% to $1.4 million from $1.7 million in 1997. For the first nine months of 1998, strategic marketing and product development costs decreased 15.7% to $4.3 million from $5.1 million in the first nine months of 1997. This decrease was primarily attributable to controlled spending in marketing, along with decreased personnel in engineering, offset somewhat from increased research and development costs.

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

Interest expense for the third quarter of 1998 and 1997 was virtually the same, while, for the first nine months, interest expense increased 7.8% to $6.9 million from $6.4 million due primarily to the effect of borrowings resulting from the Senior Note financing completed in February 1997.

In the third quarter of 1998, taxes on income increased to $4.1 million from $2.8 million in 1997 due principally to the increase in income before taxes on income of $3.3 million from the third quarter of 1997. In the first nine months of 1998, taxes on income increased to $9.3 million from $4.1 million due principally to the increase in income before taxes on income of $13.3 million from the first nine months of 1997.

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

As a result of the foregoing, net income for the third quarter of 1998 was $5.6 million, representing a 6.9% return on revenue, compared to $4.3 million in the third quarter of 1997, when a 5.0% return on revenue was achieved. Net income for the first nine months of 1998 was $13.0 million, or a 5.9% return on revenue, compared to $5.6 million in the first nine months of 1997, when a 2.3% return was achieved.

YEAR 2000
---------
The "year 2000" problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19," but may not properly recognize the year 2000. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000," the results may adversely effect the Company.

Accordingly, the Company is reviewing its internal computer programs and systems to ensure year 2000 compliance. During its current fiscal year, the Company has established a project team to address year 2000 risks facing the Company, and its customers and suppliers. The project team will coordinate the identification and implementation of changes to computer hardware and software applications that will attempt to ensure the availability and integrity of the Company's information systems, and the reliability of its operational systems and manufacturing processes.

The project team is in the process of identifying Company sites and entities that may harbor assets at risk, collecting pertinent information, establishing year 2000 disposition strategies and assessing and reporting risks. The Company's project team will provide consulting services where needed in the areas of project planning and estimating, testing and technical issues, and will run remedial projects as appropriate.

The Company has also engaged an internationally recognized consulting firm to conduct an independent review of its year
2000 risks or estimates.

In addition, the Company faces risk to the extent that suppliers of products services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not comply with year 2000 requirements. The Company's project team has initiated formal communications with significant suppliers and customers to determine the extent to which the Company is vulnerable to failure by third parties to remediate their own year 2000 issues. The Company's strategy will entail proactive compliance assessment in the case of its principal customers and suppliers.

The Company expects to complete its year 2000 project during 1999 and, based on information collected on a preliminary basis, presently believes that its computer systems will be year 2000 compliant in a timely manner. However, while the estimated cost of the Company's efforts is not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect. Based on management's current assessment that no material exposure to significant business interruption exists, the Company has not adopted any formal contingency plan in the event its year 2000 project is not completed in a timely manner, or in the event unforeseen difficulties arise. The Company will appropriately modify its strategy as additional circumstances come to its attention, but there can be no assurance that the Company will timely identify and remediate all significant year 2000 problems, and that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

ACCOUNTING PRONOUNCEMENTS
-------------------------
In June 1997, the FASB adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting requirements related to a business's operating segments, products and services, geographic areas of operations and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and does not apply to interim financial statements in the year of adoption. The Company will adopt SFAS No. 131 for the fiscal year ended December 31, 1998. The Company does not expect SFAS No. 131 to have a significant impact on its consolidated financial statements and the related disclosures.

                  PART II. - OTHER INFORMATION
                  ----------------------------

Item 1.  Legal Proceedings
         -----------------

         Cat Proceeding. On September 2, 1998, in previously reported legal proceedings initiated by the Company against Cat Contracting, Inc. ("Cat"), Michigan Sewer Construction Company ("Michigan"), Inliner U.S.A. ("Inliner") and Kanal Sanierung Hans Muller GmbH & Co., the United States District Court for the Southern District of Texas issued its opinion and ruling as to damages sustained by the Company for infringement. The court awarded to the Company damages in the amount of approximately $21.9 million for use of both multiple cups and multiple needles, consisting of reasonable royalties on work performed by defendants Cat, Michigan and Inliner utilizing the Company's patented processes and enhanced damages against Cat and Inliner for willful infringement of the Company's serial vacuum impregnation patent and prejudgment interest. In addition, the court awarded to the Company recovery of its attorney's and expert witness fees.

         On September 10, 1998, the United States Court of Appeals for the Federal Circuit issued its opinion affirming the December 1996 determination of the lower court that Inliner's multiple-cup process infringed the Company's serial vacuum impregnation patent, but reversed the lower court and ruled that Inliner's process involving the use of multiple needles for impregnation of cured-in-place tubes did not infringe the Company's patent. The Company's petition to the Court of Appeals for reconsideration of the court's determination regarding infringement of the multiple needle impregnation method has been denied and the lower court is now permitting discovery on the issue of when defendants and their licensees in fact ceased using the multiple cup impregnation method. The Company is considering its options regarding appeal of the Court of Appeals' decision. At this time the Company is unable to estimate what effect the findings in discovery will have on the lower court's damage award, but the result may be a substantial reduction in the amount of the damages ultimately awarded to the Company. In addition, the Company is unable to predict the likelihood of any recovery from defendants of amounts ultimately awarded or whether defendants will elect to appeal any decision awarding damages.

Item 5.  Other Information
         -----------------

         Executive Arrangements. The Company has entered into additional arrangements with William A. Martin, Senior Vice President - Chief Financial Officer of the Company, and Robert
L. Kelley, Vice President - General Counsel of the Company, supplementing the previously reported severance agreements between them, respectively, and the Company entered into in June 1997.

         In the case of Mr. Martin, such additional arrangements provide that Mr. Martin's employment will continue until 30 days after prior written notice delivered at any time by either the Company or Mr. Martin, after which Mr. Martin will be entitled to the severance benefits under the 1997 agreement applicable to resignation for any reason during the 30-day period following the anniversary of the events specified in the agreement (which extended to the election of two members of the Company's Board of Directors in October 1997 outside of the Company's prior merger agreement with Insituform Mid-America, Inc.). Such benefits include an amount, payable 30 days after termination, equal to three times compensation (including base salary and bonus, as defined, and accrued supplemental retirement benefits), which has been fixed as if termination had occurred on October 31, 1998, and coverage for a period of three years under the Company's welfare plans (or equivalent coverage), which will commence on the actual date of Mr. Martin's termination. The Company anticipates that Mr. Martin will continue as chief financial officer until a successor has been appointed, which the Company is engaged in soliciting.

         The Company and Mr. Kelley, whose 1997 severance agreement contains terms comparable to those extended to Mr. Martin, have agreed that their continuing discussions with respect to substitute employment arrangements for Mr. Kelley are without prejudice to any rights accrued under the existing severance agreement in connection with timely termination by Mr. Kelley during the 30-day period following the first anniversary of the 1997 annual meeting.

         Stockholder Proposals. Pursuant to amendments to Rule 14a-4(c) under the Securities Exchange Act of 1934, if a stockholder who intends to present a proposal at the Company's 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to March 20, 1999 (i.e., 45 days prior to the first anniversary date of the mailing of the Company's last proxy statement), then, in such event, the management proxies would be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting even though there is no discussion of the proposal in the 1999 proxy statement. If the date of the 1999 annual meeting of stockholders changes by more than 30 days from the prior year, then the management proxies would be allowed to use such discretionary authority with respect to such proposal if notice of such proposal is not received by the Company a reasonable time before the Company mails its proxy materials for such meeting.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   The exhibits filed as part of this Quarterly
Report on Form 10-Q are listed on the annexed Index to Exhibits.

         (b) During the quarter ended September 30, 1998, the Company filed: (i) a Current Report on Form 8-K dated July 6, 1998, which, under "Item 5. Other Events" thereunder, reported the authorization of the Company's stock repurchase program relating to up to 2,700,000 shares of Common Stock, to be made from time to time over the next five years in open market transactions; (ii) a Current Report on Form 8-K dated July 15, 1998 which, under "Item 5. Other Events" thereunder, reported the execution of an employment letter by the Company and Anthony
W. Hooper; and (iii) a Current Report on Form 8-K dated September 15, 1998 which, under "Item 5. Other Events" thereunder reported the completion of the Company's acquisition of 80% of the shares of Video Injection and certain developments in legal proceedings initiated by the Company against Cat Contracting, Inc. No financial statements were filed as part of any such report.

                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INSITUFORM TECHNOLOGIES, INC.



November 13, 1998              By: s/William A. Martin
                               ---------------------------------
                               William A. Martin
                               Senior Vice President and
                               Principal Financial and
                               Accounting Officer

                        INDEX TO EXHIBITS
                        -----------------


3.2  - By-laws of the Company

10.1 - Employment Letter dated as of July 15, 1998 between the
       Company and Anthony W. Hooper (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K dated
       July 15, 1998).

27   - Financial Data Schedule, which is submitted
       electronically to the Securities and Exchange Commission for information only and is not filed.