Form 10-K
period 1998-12-31
INSITUFORM TECHNOLOGIES INC
filed 1999-03-26
CIK 353020

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)
[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1998

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

Aggregate market value as of March 15, 1999.....$346,265,593

          Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

     Class A Common Stock, $.01 par value,
       as of March 15, 1999...................25,693,103 shares



               DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents, all or portions of which are incorporated by reference herein, and the part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the 1999 Annual Meeting of Stockholders-Part III.

                             PART I

ITEM 1. BUSINESS

General

     Insituform Technologies, Inc. (the "Company") is a worldwide provider of proprietary trenchless technologies for the rehabilitation and improvement of pipelines. The Company's primary technology is the Insituform(R) Process (the "Insituform
Process"), a "cured-in-place," non-disruptive pipeline rehabilitation process that, during the Company's most recent fiscal year, contributed approximately 64% of the Company's revenues.

     In addition to the Insituform Process, the Company offers certain other products in trenchless pipeline system rehabilitation. The Company's NuPipe(R) Process (the "NuPipe Process"), which utilizes a "fold and formed" technology, is used primarily to repair smaller or less damaged pipe. The Company also exercises the exclusive rights in substantially all of North America, and non-exclusive rights in specified other territories, to the Paltem(R)-HL system and to the Thermopipe(R) System (the "Thermopipe Process").

     The Company's Tite Liner(R) Process (the "Tite Liner
Process") is used to line new and existing steel pipelines.
Through its Affholder, Inc. subsidiary, the Company is engaged in trenchless tunnelling used in the installation of new underground pipelines.

     The Company was incorporated in Delaware in 1980 under the name Insituform of North America, Inc., in order to act as the exclusive licensee of the Insituform Process in most of the United States, and to license other companies to market and provide Insituform installation services in return for royalties and sales from materials manufactured by the Company. Contemporaneously with the consummation in 1992 of the Company's acquisition of its licensor, the name of the Company was changed to Insituform Technologies, Inc. As a result of its successive licensee acquisitions, the Company has further integrated its business to perform the entire process of manufacture and installation using its trenchless processes.

     As used in this Annual Report on Form 10-K, the term the "Company" refers to the Company and, unless the context otherwise requires, its direct and indirect subsidiaries. For certain information concerning each of the Company's industry segments and domestic and foreign operations, see Note 17 of the Notes to the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K," which information is incorporated herein by reference.

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

Technologies

     Pipeline System Rehabilitation. The Insituform Process for the rehabilitation of sewers, pipelines and other conduits utilizes a custom-manufactured tube, or liner, made of a synthetic fiber. After the tube is saturated (impregnated) with a thermosetting resin mixture, it is installed in the host pipe by various processes and the resin is then hardened, usually by heating it by various means, forming a new rigid pipe within a pipe.

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

      See "Patents and Licenses" below for information concerning the Paltem system and the Thermopipe Process, both licensed by the Company, neither of which were material to the Company's results of operations during the year ended December 31, 1998.

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

Rehabilitation Activities

     The Company conducts its rehabilitation activities principally through direct installation and other construction operations performed through wholly-owned and, in some cases, majority-owned subsidiaries. In addition, in those areas of the world in which the Company's management believes it would not be profitable for the Company to exploit its trenchless processes directly, the Company has granted licenses to unaffiliated companies. As described under "Ownership Interests in Licensees" below, the Company has also entered into joint ventures from time to time to encourage additional royalties, sales of its products and exploitation of its trenchless rehabilitation processes.

     The Company's principal rehabilitation activities in North America are conducted directly or through subsidiaries which hold the Insituform Process and NuPipe Process rights for 39 of the 50 states (and a portion of another state), in addition to Puerto Rico and the U.S. Virgin Islands, and all of Canada, and the rights in substantially all of North America to the Paltem system and to the Thermopipe Process. Outside of North America, the Company conducts Insituform Process or NuPipe Process direct installation operations through its subsidiaries in the United Kingdom and France.

     North American rehabilitation operations are headquartered in Chesterfield, Missouri, with principal operations facilities maintained in approximately 13 locations geographically dispersed through all major regions. European operations are headquartered in La Courneuve, France, with regional operations facilities located in the United Kingdom.

     The worldwide rights to the Tite Liner Process are applied by United Pipeline Systems USA, Inc. and, through its United Pipeline division, Insituform Technologies Limited (Alberta), both subsidiaries of the Company. During 1994, Tite Liner operations commenced in Chile through a newly-organized subsidiary, United Sistema de Tuberias Ltda. ("United Chile"), and during 1996, through newly-organized subsidiaries in Argentina and Mexico. The Company's corrosion and abrasion protection work is coordinated through facilities in Durango, Colorado, with regional facilities located in Canada and Latin America.

     The Company's Affholder, Inc. subsidiary, in addition to tunnelling, offers a range of pipe rehabilitation and construction services.

     The direct installation business of the Company is project-oriented, and contracts may be obtained through competitive bidding, usually requiring performance at a fixed price. The profitability of these operations to the Company depends upon the ability to estimate costs accurately, and such estimates may prove to be inaccurate as a result of unforeseen conditions or events. A substantial proportion of the work on any given project may be subcontracted out to third parties by the Company.

     Proper trenchless installation requires certain expertise that is acquired on the job and through training, and, if an installation is improperly performed, the Company may be required to repair the defect, which may involve excavation. The Company, accordingly, has incurred significant costs in establishing new field installation crews, in training new operations personnel and in equipping its direct installation staff. The Company generally invoices installation revenues on a percentage-of-completion basis. Under ordinary circumstances, collection from governmental agencies in the United States is made within 60 to 90 days of billing. In some cases, five to 15 percent of the contract value is withheld by the owner until testing is completed or the warranty period has expired.

     The Company is required to carry insurance and bonding in connection with certain direct installation projects and, accordingly, maintains comprehensive insurance policies, including workers' compensation, general and automobile liability, and property coverage. The Company believes that it presently maintains adequate insurance coverage for all direct installation activities. The Company has also arranged bonding capacity for bid, performance and payment bonds. Typically, the cost of a performance bond is less than approximately 1% of the contract value. The Company is required to indemnify surety companies for any payments the sureties are required to make under the bonds.

     The Company's principal rehabilitation activities are conducted through subsidiaries that are less than wholly-owned as follows:

     Subsidiary         Processes    Territory     Interest
     ----------         ---------    ---------     --------
     Insituform France  Insituform   France        66-2/3% of
      S.A.                                          stock(2)

     United Pipeline    Tite Liner   Mexico(1)     55% of
      de Mexico, S.A.                              stock(3)

_________________________
(1)  Jurisdiction of incorporation.

(2)  The remaining interest is held by a subsidiary of Lyonnaise des Eaux S.A.

(3)  The remaining interest is held by a subsidiary of Produtos y Servicios
     Miller de Mexico, S.A.

     In addition, in September 1998 the Company completed its acquisition of 80% of the shares of Video Injection S.A. ("Video Injection"), a French company that utilizes multifunctional robotic devices developed by it in connection with the inspection and repair of pipelines, for a purchase price of $5.0 million ($2.6 million of which will be paid in installments through the second anniversary of closing). The remaining 20% of the shares is held by the sellers, who continue to be employed by Video Injection. On the fifth anniversary of closing (or earlier, in specified events), the Company will purchase the remaining shares pursuant to a formula based on Video Injection's results of operations. See"Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     In March 1998, the Company completed the acquisition of the entire minority interest in United Chile for an aggregate purchase price of approximately $2.1 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     The Company's rehabilitation activities also extend to the grant of licenses for the Insituform Process and the NuPipe Process, covering exclusive and non-exclusive territories, to licensees who provide pipeline repair and rehabilitation services throughout their respective licensed territories. The licenses generally grant to the licensee the right to utilize the know-how and practice the invention of the patent rights (where they exist) relating to the subject process, and to use the Company's copyrights and trademarks. At present, the Insituform Process is commercialized under license by an aggregate of 35 unaffiliated licensees and sublicensees, and the NuPipe Process is commercial-ized under license by an aggregate of seven unaffiliated licensees.

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

Ownership Interests in Licensees

     The Company, through its subsidiary, Insituform Holdings (UK) Limited, holds one-half of the equity interest in Insituform Rohrsanierungstechniken GmbH ("IRT"), the Company's licensee of the Insituform and NuPipe Processes in Germany. The remaining interest is held by Per Aarsleff A/S, a Danish contractor. The joint venture partners have rights-of-first-refusal in the event either party determines to divest its interest.

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

    The Company has also entered into several contractual joint ventures in order to develop joint bids on contracts for its direct installation business, and for tunnelling operations. The Company continues to investigate opportunities for augmenting its business through such arrangements.

    In March 1999, the Company delivered notice of termination of its joint venture with Insituform East, Inc. ("Insituform East"), an unaffiliated licensee, which does business under the name Midsouth Partners ("Midsouth"). Midsouth has operated under a license from the Company with respect to the Insituform Process covering Tennessee and portions of Mississippi and Kentucky, which the Company has also terminated. Although the Company, directly and through a subsidiary, holds an aggregate of 57.5% of the interest in Midsouth, with the remaining 42.5% interest held by a subsidiary of Insituform East, as a result of the determination in June 1996 by an arbitration panel that the Company's subsidiary was in default of certain obligations under Midsouth's partnership agreement (as a result of action taken before the Company's acquisition of such subsidiary), Insituform East was awarded majority control of the management committee of Midsouth and effectively determines its business strategy and its implementation. The termination of the Midsouth joint venture will, as set forth in the Company's notice, become effective upon affirmation by the Delaware Court of Chancery, in proceedings initiated by the Company, of the Company's right to terminate Midsouth's license agreement, which by its terms may be terminated immediately in the event any partner of Midsouth seeks its dissolution. Insituform East has disputed the termination of both Midsouth and its license agreement.

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

    As a result of its acquisitions, the Company's distribution efforts are implemented predominantly through the direct installation activities of its subsidiaries. See "Rehabilitation Activities" above for a description of the Company's licensing operations and "Ownership Interests in Licensees" for a description of investments in licensees. The Company's unaffiliated licensees are responsible for marketing and sales activities in their respective territories, and each has a staff for that purpose.

    The Company offers its corrosion and abrasion protection technologies worldwide to line new and existing steel pipelines.

    No customer accounted for more than ten percent of the Company's consolidated revenues during the years ended December
31, 1998, 1997 and 1996, respectively.

Backlog

    At December 31, 1998 and 1997, respectively, the Company recorded backlog from construction operations (excluding projects where the Company has been advised that it is the low bidder) in the amounts of approximately $109.3 million and $102.1 million, respectively. The Company anticipates that substantially all construction backlog recorded at December 31, 1998 will be completed in 1999.

Product Development

    The Company, by utilizing its own laboratories and test facilities and outside consulting organizations and academic institutions, continues to develop improvements to its proprietary processes, including the materials used and the methods of manufacturing and installing pipe. See "Item 2. Properties" and "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations-Liquidity and Capital
Resources" for information concerning inauguration of the Company's new research and development facility in Chesterfield, Missouri. During the years ended December 31, 1998, 1997 and 1996, the Company spent approximately $5.9 million, $7.0 million and

$7.7 million, respectively, on all strategic marketing and product development activities.

Manufacturing and Suppliers

    The Company maintains its principal North American liner manufacturing facility in Batesville, Mississippi, with an additional facility located in Memphis, Tennessee. In Europe, Insituform Linings Plc ("Linings"), a joint venture between the Company and five licensees, manufactures and sells linings from its plant located in Wellingborough, United Kingdom. The Company, through a subsidiary, owns 51% of the equity of Linings, an additional five percent of which is owned by IRT. The Company also maintains a liner manufacturing facility in Matsubuse, Japan.

     While raw materials used in the Company's Insituform products are typically available from multiple sources, the Company's historical practice has been to purchase materials from a limited number of suppliers. The Company maintains its own felt manufacturing facility contiguous to its Insitutube manufacturing facility in Batesville, and purchases substantially all of its fiber requirements from one source, alternate vendors of which the Company believes are readily available. Although it has worked with one vendor to develop a uniform and standard resin to source substantially all of its resin requirements, the Company believes that resins are also readily available from a number of major corporations should there be a need for alternative resin sourcing. The Company believes that the sources of supply in connection with its Insituform operations are adequate for its needs.

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

Patents and Licenses

    The Company currently holds 64 patents in the United States relating to the Insituform Process, the last to expire of which will remain in effect until 2016, and has obtained patent protection in its principal overseas markets covering aspects of the Insituform Process. These patents cover certain aspects of the Insituform Process including the manufacture of liners, the resin saturation process and the process of reconstructing the pipeline. Two of the significant patents relating to the Insituform Process, covering, respectively, the curing of a resin-impregnated tube and material aspects of the inversion process, have expired where previously in effect.

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

    There can be no assurance that the validity of the Company's patents will not be successfully challenged or that they are sufficient to afford protection against another company utilizing a process similar to the Insituform Process. The Company's business could be adversely affected by increased competition in the event that one or more of the patents were adjudicated to be invalid or inadequate in scope to protect the Company's operations or upon expiration of the patents. The Company believes, however, that while the Company has relied on the strength and validity of its patents, the Company's long experience with the Insituform Process, its continued commitment to support and develop the Insituform Process, the strength of its trademarks, and its degree of market penetration, should enable the Company to continue to compete effectively in the pipeline rehabilitation market.

    Ten patents covering the NuPipe Process or the materials used in connection with the NuPipe Process have been issued in the United States. The Company holds patents in connection with the NuPipe Process in 16 other countries.

    The Company believes that the success of its corrosion and abrasion protection operations will depend primarily upon its proprietary know-how and its marketing and sales skills.

    Pursuant to a license from Ashimori Industry Co., Ltd. ("Ashimori"), the Company holds the exclusive rights to use the patents, trademarks and know-how related to the Paltem-HL system, a process for rehabilitating pressure pipes, and certain other products which are in various stages of development, for substantially all of North America. In March 1998, the license was amended to extend to additional non-exclusive territories in the eastern hemisphere and Latin America. Ashimori is entitled to receive ongoing royalties at specified rates on installations and sales of liners. The license extends for an initial term through 2009 and automatically is renewed for successive one-year terms unless the Company gives notice of non-renewal at least 90 days prior to the end of a term. In the event annual minimum royalties are not met, Ashimori has the right to render the agreement non-exclusive and, in the event minimum royalties are not met for two consecutive years, to terminate the agreement.

    Under a license from Angus Fire Armour Limited ("Angus"), the Company holds exclusive rights for the United States and Canada, and non-exclusive rights in Mexico and certain territories in the eastern hemisphere, to use the patents, trademarks and know-how related to the Thermopipe Process, a process for rehabilitating potable water and other aqueous fluid pipes. Angus has the option under the license to convert the exclusive rights to non-exclusive rights in those territories where the Company does not meet certain minimum purchases of Thermopipe liner. The license extends for an initial term of five years and is renewable by the Company for an additional five year term, subject to termination in the event of specified defaults. After payment of an initial license fee, no further royalties are due under the license.

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

    In addition, the Company faces competition from other trenchless processes throughout the world. In the United States, the Company faces competition from several cured-in-place processes and, outside of the United States, from additional cured-in-place processes currently in regional use. The Company also faces competition from several fold and formed thermoplastic processes. Several companies offer in-place polyethylene lining systems which compete with the Company's abrasion and corrosion protection technologies. The Company's trenchless processes may also encounter competition from alternative trenchless approaches such as pipe bursting and other methods.

    The Company's tunnelling operation competes with utility contracting firms throughout North America.

Seasonality

    Although the Company's operations can be affected by severe weather, for the past five years seasonal variation in work performed has not had a material effect on the Company's consolidated results of operations.

Employees

    As of December 31, 1998, the Company employed 1,472 individuals. Certain of the Company's contracting operations are parties to collective bargaining agreements covering an aggregate of 155 employees. The Company generally considers its relations with its employees to be good.

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

    The use of both thermoplastics and thermosetting resin materials in contact with drinking water is strictly regulated in most countries. In the United States, a consortium led by NSF International ("NSF"), under arrangements with the United States Environmental Protection Agency (the "EPA"), establishes minimum requirements for the control of potential human health effects from substances added indirectly to water via contact with treatment, storage, transmission and distribution system components, by defining the maximum permissible concentration of materials which may be leached from such components into drinking water, and methods for testing them. In February 1996, the Paltem-
HL and Frepp processes under license from Ashimori were certified by the NSF for use in drinking water systems, followed in April
1997 by certification by the NSF of the Insituform pressure pipe liner for such use. The Thermopipe product also has NSF approval.
The NSF assumes no liability for use of any products, and the NSF's arrangements with the EPA do not constitute the EPA's endorsement of the NSF, the NSF's policies or its standards.
Because of the need for dedicated equipment in connection with use of these products in drinking water applications, and the time required for the marketing process, the Company does not expect meaningful revenues from drinking water rehabilitation at least through 1999.

Executive Officers

    The executive officers of the Company, and their respective ages and positions with the Company, are as follows:

                         Age at          Position with
     Name            March 15, 1999       the Company
     ----            --------------      --------------

Anthony W. Hooper         51             Chairman of the Board,
                                           President and Chief
                                           Executive Officer

Robert W. Affholder       63             Senior Executive Vice
                                          President

William A. Martin         57             Senior Vice
                                          President-Chief
                                          Financial Officer

Robert L. Kelley          53             Vice President-General
                                          Counsel

Carroll W. Slusher        50             Vice President-North
                                          America

Antoine Menard            48             Vice President-Europe


    Anthony W. Hooper has been Chairman of the Board of the Company since 1997, and has been President of the Company since 1996. Mr. Hooper was previously, since 1994, Senior Vice President-Marketing and Technology of the Company, having served as Senior Vice President-Marketing of the Company from 1993 to 1994.

    Robert W. Affholder has been Senior Executive Vice President of the Company since 1996. Mr. Affholder was previously, since
1995, Senior Vice President-Chief Operating Officer of North
American Contracting Operations of the Company. Mr. Affholder was

President of Insituform Mid-America, Inc. ("IMA") from 1994 until its acquisition by the Company in 1995, and was Vice Chairman of IMA from 1993 to 1995.

    William A. Martin has been Chief Financial Officer of the
Company since 1988, a Vice President from 1989 to 1993 and a Senior Vice President since 1993.

    Robert L. Kelley has been Vice President and General Counsel of the Company since 1996. Mr. Kelley was Assistant General
Counsel of Monsanto Company from prior to 1994 until joining the Company.

    Carroll W. Slusher has been Vice President-North America of the Company since February 1999, having served as the Company's Director of North American Pipe Rehabilitation from 1997 to 1998 and Divisional Vice President-North American Operations from 1998 until February 1999. From prior to 1994 until joining the Company, Mr. Slusher was a regional manager with General Electric Company.

    Antoine Menard has been Vice President-Europe of the Company since February 1999, having served as the Company's Managing Director-Europe from 1995 until that date. From prior to 1994 until joining the Company, Mr. Menard was a general manager with the French oil group TOTAL.

ITEM 2. PROPERTIES

    The Company's executive offices, located in Chesterfield, Missouri, a suburb of St. Louis, at 702 Spirit 40 Park Drive, are leased from an unaffiliated party through May 31, 2002.

    The Company maintains a liner fabrication facility and contiguous felt manufacturing facility in Batesville, Mississippi. Since prepayment in 1997 of the industrial development bond used to finance such facilities, the property remains leased to the Company under arrangements that provide for the Company's purchase option at (subsequent to such prepayment) nominal value.

    The Company's manufacturing facilities in Memphis, Tennessee are located on land sub-leased from an unaffiliated entity for an initial term of 40 years expiring on December 31, 2020. The cost of the building, together with certain machinery and equipment, was financed from the sale of a $1.5 million an industrial development bond and secured by a mortgage on the premises and equipment, which was prepaid in 1998.

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

    In support of its direct installation operations, the Company owns or leases facilities in the United States, Europe and Latin America, the principal sites of which currently are in Chesterfield, Missouri; Charlton, Massachusetts; Jacksonville, Florida; Birmingham, Alabama; Hammond, Louisiana; Lemont, Illinois; Owosso, Michigan; Houston, Texas; Wichita, Kansas; Santa Fe Springs, California; Salem, Oregon; Edmonton, Alberta; Surrey, British Columbia; Ossett, United Kingdom; Antofagasta, Chile; and Villahermosa, Mexico. The Ossett property is subject to a mortgage.

    The foregoing facilities are regarded by management as adequate for the current and anticipated future requirements of the Company's business.

ITEM 3. LEGAL PROCEEDINGS

    Cat Proceeding. The Company, in 1990, initiated proceedings against Cat Contracting, Inc. ("Cat"), Michigan Sewer Construction Company, Inc. ("Michigan") and Inliner U.S.A., Inc. ("Inliner"), in the United States District Court for the Southern District of Texas, Houston Division (Civil Action No. H-90-1690)(the "Cat Proceeding"), alleging infringement of certain of the Insituform patents in connection with conduit relining work performed in Houston by licensees of Kanal Sanierung Hans Muller GmbH & Co. In such proceeding, defendants asserted counterclaims alleging that the suit had been brought in bad faith and further that the Company had engaged in unfair competition.

    In 1991, the jury rendered its verdict finding that defendants had infringed the Insituform patents at issue and that such patents were not invalid. In response to defendants' request, the U.S. District Court (the "District Court") declined to declare such patents invalid and further declined to disturb the jury's verdict rejecting defendant's counterclaims that the suit had been brought in bad faith and defendant's claims that plaintiffs had engaged in unfair competition. The court did, however, grant the defendants' motion for a new trial on the matter of whether defendants had infringed the Insituform patents under the doctrine of equivalents, setting aside that portion of the jury's verdict; and granted defendants judgment notwithstanding the jury verdict on the issue of literal infringement of those patents.

    In October 1995, the District Court held the mandated new trial and ruled that defendants' serial vacuum impregnation processes infringed the Company's patent under the doctrine of equivalents. The court further issued a permanent injunction against defendants' use of the processes covered by such patent and ordered a trial on the issue of damages. Defendants filed a notice of appeal to the United States Court of Appeals for the Federal Circuit (the "Court of Appeals") and the Company filed a notice of cross-appeal from the 1991 judgment.

    In November 1996, the Court of Appeals affirmed the District Court in declining to declare the Company's serial vacuum impregnation patent invalid and found that the jury's rejection of defendants' challenge to the validity of that patent was supported by the evidence. The Court of Appeals further affirmed the District Court's grant to defendants of judgment notwithstanding the jury verdict on the issue of the literal infringement of the patent, and vacated the District Court's finding of infringement under the doctrine of equivalents, holding that the District Court had used incorrect claim construction. Accordingly, the Court of Appeals remanded the case to the District Court for new findings on the infringement issue. In March 1997, defendants sought a writ of certiorari from the U.S. Supreme Court to review that ruling, which was denied by the Court.

    In December 1996, the District Court issued its new findings under the guidelines suggested by the Court of Appeals and again found that both of the processes employed by defendants infringed the Company's serial vacuum impregnation patent. In January 1997, defendants appealed from those findings, as well as from the refusal of the District Court to consider allegedly new evidence on the issue of equivalency. The District Court, as affirmed by the Court of Appeals in May 1997, also denied defendants' February 1996 motion for a partial new trial, which alleged that the Company gave false testimony at the 1991 trial and sought dismissal of the action and monetary sanctions.

    In September 1998, the District Court awarded the Company approximately $21.9 million in damages for infringement for use of both multiple cups and multiple needles, consisting of reasonable royalties on work performed by defendants Cat, Michigan and Inliner utilizing the Company's patented processes and enhanced damages against Cat and Inliner for willful infringement of the Company's serial vacuum impregnation patent and prejudgment interest. In addition, the District Court awarded the Company recovery of its attorney's and expert witness fees.

    In September 1998, the Court of Appeals issued its opinion affirming the December 1996 determination of the District Court that Inliner's multiple-cup process infringed the Company's serial vacuum impregnation patent, but reversed the lower court and ruled that Inliner's process involving the use of multiple needles for impregnation of cured-in-place tubes did not infringe the Company's patent. The Company's petition to the Court of Appeals for reconsideration of the court's determination regarding infringement of the multiple needle impregnation method has been denied and the District Court has permitted discovery on the issue of when defendants and their licensees in fact ceased using the multiple-cup impregnation method and other issues concerning liability, which has been completed and all issues briefed. The Company's petition for certiorari with the U.S. Supreme Court for review of the Court of Appeals decision has been denied by the Court.

    The Company is unable to estimate what effect the findings in discovery will have on the District Court's damage award, but the result may be a substantial reduction in the amount of the damages ultimately awarded to the Company. In addition, the Company is unable to predict the likelihood of any recovery from defendants of amounts ultimately awarded or whether defendants will elect to appeal any decision awarding damages.

    Additional Texas Proceeding. In October 1996, two of the defendants in the Cat Proceeding filed a separate action in the District Court against the Company and Insituform East, Incorporated (Inliner U.S.A. and Cat Contracting, Inc. v. Insituform Technologies, Inc. and Insituform East, Inc. [Civil Action No. H96-3627]) alleging, among other matters, that the Company had commenced the Cat Proceeding with knowledge that the Company's serial impregnation patent was invalid and gave false testimony in the Cat Proceeding. The suit further alleged that the Company committed various infractions of the antitrust laws, including conduct by the Company constituting unreasonable restraints of trade and monopolization of its market, in violation of Sections 1 and 2 of the Sherman Act, made false or misleading representations in violation of Sections 1 and 2 of the Sherman Act, made false or misleading representations in violation of
Section 43(a) of the Lanham Act, and engaged in other anti-competitive practices in violation of Texas state law, and seeks compensatory and punitive damages.

    The Company denied the allegations, raised affirmative defenses, and filed a motion to dismiss regarding certain of the antitrust claims. In August 1997, the District Court issued its Memorandum and Order granting the Company's motion to dismiss as to claims arising out of the Cat Proceeding, as well as Noerr-Pennington immunity for the patent litigation in the Cat Proceeding and the obtaining of certain product standards, among other matters, and dismissed plaintiffs' claims that the acquisition by the Company of a number of its licensees constituted anti-competitive practices. Although the court denied the Company's motion as to the antitrust claims of complementary bidding, bid rigging, and predatory pricing, the court ordered the plaintiffs to refile an amended complaint alleging with factual particularity any timely claims for tortious interference with business and contractual relations, true "sham" efforts to manipulate municipalities for exclusionary purposes, antitrust injury in regard to acts of complementary bidding, bid rigging and predatory price fixing, and Section 43(a) Lanham Act claim of misrepresentation.

    In their third amended complaint, plaintiffs alleged that the Company committed various violations of the antitrust laws, including conduct by the Company constituting unreasonable restraints of trade and monopolization of its market in violation of Sections 1 and 2 of the Sherman Act, violations of Section 2 of the Clayton Act, made false or misleading representations in violation of Section 43(a) of the Lanham Act, tortious interference and business disparagement, and sought compensatory and punitive damages. The District Court dismissed, under the doctrine of res adjudicata, plaintiffs' allegations that the Company had commenced the patent infringement proceedings with knowledge that the subject patent was invalid. The District Court also dismissed certain other claims of plaintiffs and held that plaintiffs had failed to plead a case with respect to the balance of its allegations. Following the District Court's acceptance of plaintiffs' third amended complaint in June 1998, a joint notice of dismissal executed by all parties was filed and, the District Court issued its order of dismissal. Plaintiffs thereafter filed a motion to withdraw the voluntary dismissal motion, which the court rejected in July 1998.

    In the interim, on June 30, 1998 plaintiffs refiled, as a new suit, their third amended complaint, including Insituform Gulf South, Inc., a subsidiary of the Company, as a defendant in addition to the original defendants (Inliner U.S.A. and CAT Contracting, Inc. v. Insituform Technologies, Inc., Insituform Gulf South, Inc. and Insituform East, Inc. [Civil Action H-98-20651] in the United States District Court for the Southern District of Texas, Houston Division). Plaintiffs repeat their previous allegations that defendants conspired to exercise monopoly power under Sections 1 and 2 of the Sherman Act and/or acted in concert to restrain trade in an unlawful manner under Sections 1 and 2 of the Sherman Act, that defendants have engaged in a pattern of discriminatory pricing and subsidization specifically designed to eliminate a competitor and/or lessen competition in violation of Section 2 of the Clayton Act, that defendants have made false and misleading statements about the plaintiffs and its products in violation of Section 43(a) of the Lanham Act, and that defendants have engaged in tortious interference with plaintiffs' business and relationships with its licensees so as to constitute business disparagement. The Company intends vigorously to continue to contest plaintiffs' claims. Discovery in this matter has commenced.

    AM-Liner Proceeding. In December 1998, the United States District Court for the Northern District of California issued a favorable judgment and permanent injunction in certain patent infringement proceedings brought by the Company against AM-Liner USA, Inc. ("AM-Liner"), American Pipe & Plastics Inc. ("APP") and J.F. Pacific Liners, Inc. (Civil Action No. C95-01511 CAL). The court found that APP's method of installing folded and formed plastic pipe practiced by AM-Liner and its licensees literally infringes certain of the NuPipe patents and, in addition to injunctive relief against AM-Liner, APP and their licensees which bars them from using their patented processes, awarded damages to the Company in the amount of $3.1 million plus interest and costs.

    In January 1999, the court conditionally stayed the injunction with respect to work commenced or to commence before February 1, upon posting of security by defendants in an amount equal to damages per foot awarded by the court, and in February 1999 defendants filed a notice of appeal from the earlier judgment and submitted a bond in the amount of the award and costs as security. The Company is unable to predict the likelihood of any recovery from defendants of amounts awarded.

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

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

    (a) The Company's class A common stock, $.01 par value ("Common Stock"), is traded in the over-the-counter market under the symbol "INSUA." The following table sets forth the range of quarterly high and low sales prices commencing after December 31, 1996, as reported on The Nasdaq Stock Market. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

    Period                       High          Low
    ------                       ----          ---
   1998
        First Quarter            $11.50      $ 7.75
        Second Quarter            14.25       10.63
        Third Quarter             15.75       11.88
        Fourth Quarter            14.50        9.25

    Period                       High          Low
    ------                       ----          ---
    1997
        First Quarter            $7.88       $ 5.50
        Second Quarter            6.75         5.38
        Third Quarter             9.25         5.88
        Fourth Quarter           10.19         7.38

        As of March 15, 1999, the number of record holders of the Company's Common Stock was 1,432.

        Holders of Common Stock are entitled to receive dividends as and when they may be declared by the Company's Board of Directors. The Company has never paid a cash dividend on the Common Stock. The Company's present policy is to retain earnings to provide for the operation and expansion of its business. However, the Company's Board of Directors will review the Company's dividend policy from time to time and will consider the Company's earnings, financial condition, cash flows, financing agreements and other relevant factors in making determinations regarding future dividends, if any. Under the terms of certain debt arrangements to which the Company is a party, the Company is subject to certain limitations in paying dividends. See Note 10 of the Notes to the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity," which information is incorporated herein by reference.

    (b) Not applicable.


ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data set forth below have been derived from the Company's consolidated financial statements referred to under "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of this Annual Report on Form 10-K, and previously published historical financial statements not included in this Annual Report on Form 10-K. In October 1995, the Company consummated the acquisition of IMA, which the Company has accounted for as a pooling-of-interests and, accordingly, the historical financial statements of the combining companies have been retroactively combined (after adjustments to eliminate intercompany balances and transactions, and to conform reporting periods and accounting methods) as if the companies had operated as a single entity for the periods presented. Certain historical financial data of IMA have been reclassified to conform to the Company's accounting policies. The selected financial data set forth below should be read in connection with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements, including the notes thereto, referred to herein.

                                                      Unaudited
                                               Year Ended December 31,
                              -----------------------------------------------------
                             1998          1997       1996       1995(1)     1994(2)
                               -----         ----       ----       -------     -------
                                        (in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues..................   $300,958      $320,640     $289,933   $ 272,203   $ 223,171
Operating income..........     38,688        25,030       14,346      11,750(3)   29,232
Income (loss) from
 continuing operations....     17,887         9,644        4,492        (966)(4)  15,667
Net income (loss).........     17,887         9,419        4,492        (966)     14,503
Basic and diluted earnings
 (loss) per share:
 Income (loss) from
  continuing operations...        .66           .36          .17        (.04)        .57
Net income (loss).........       .66           .35          .17        (.04)        .53(5)

BALANCE SHEET DATA:

Working capital...........   121,956       114,283       78,876      69,538      46,403
Current assets............   170,105       161,273      130,372     120,711     106,926
Property and equipment....    56,421        57,983       57,266      59,773      51,471
Total assets..............   304,608       297,852      265,502     260,300     227,627
Long-term debt............   112,131       111,440       82,384      82,813      47,347

Total liabilities.........   161,395       162,705      136,664     137,845     110,310
Total common stock and
 other stockholders'
 equity..................    139,505       131,502      123,203     116,810     114,880

___________________
(1)   In 1995, the Company consummated the acquisition of the pipeline rehabilitation business of Enviroq Corporation, which has been accounted for under the purchase method of accounting.

(2)   In 1994 the Company consummated the acquisition of Gelco Services, Inc. and affiliates, which has been accounted for under the purchase method of accounting.

(3)   Reflects $6.5 million in costs associated with the acquisition of IMA, which have been charged to operations primarily in the fourth quarter of 1995, and a pre-tax charge in the amount of $8.1 million for restructuring costs, primarily for consolidation of corrosion and abrasion protection operations, rationalization of Canadian operations to one facility, elimination of duplicative management positions, relocation of certain domestic employees and functions, and termination of construction of proposed manufacturing capacity.

(4)   In 1995 the Company settled certain outstanding litigation for a cash payment of $3.2 million and issuance of 30,000 shares of its Common Stock, resulting in an after-tax charge against earnings of approximately $2.2 million.

(5)   The Company recorded a fourth quarter 1994 charge resulting from the abandonment of efforts to find a purchaser for, and shut down of, its division engaged in the offsite rehabilitation of downhole tubulars for the oil and gas industry.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's rehabilitation revenues derive primarily from direct installation and other contracting activities, generated by the Company's subsidiaries operating in the United States, Canada, France, the United Kingdom, Chile, Argentina and Mexico, and include product sales to, and royalties and license fees paid by, the Company's 35 unaffiliated Insituform licensees and sub-licensees and its seven unaffiliated NuPipe licensees. During the three years ended December 31, 1998, 1997 and 1996, approximately 63.8%, 62.5% and 69.7%, respectively, of the Company's consolidated revenues related to the Insituform Process.

RESULTS OF OPERATIONS

     Year Ended December 31, 1998 Compared to Year Ended
      December 31, 1997

     Total rehabilitation revenues decreased 6.1% to $301.0 million from $320.6 million in 1997. The principal reason for the decline was decreased volume from the Company's corrosion and abrasion operations in the United States and Latin America of $23.0 million. The Company's pipe rehabilitation operations also experienced an overall decline in revenues due to the elimination of non-core projects, such as cleaning and inspection. For the year ended December 31, 1998, as a result of the management committee composition of Midsouth, the Company accounted for its investment therein on an equity basis, which resulted in revenue of $0.5 million in 1998, compared to $2.1 million in 1997, during which Midsouth's results were consolidated with the Company prior to April 1997. The Company's revenues were bolstered by increased Insituform product sales and steel pipe sales from the Company's corrosion and abrasion operations. Fluctuations in currency exchange rates did not have a material impact on revenues in 1998.

     The Company's gross profit from rehabilitation activities increased 5.7% to $99.9 million from $94.5 million in 1997, primarily due to improved gross profit from the Company's North
American and European pipeline rehabilitation operations. This improvement was offset somewhat by a decrease in gross profit from the Company's corrosion and abrasion operations due to the revenue volume decrease. The overall gross profit margin for 1998 was 33.2% compared to 29.5% in 1997, primarily due to improvements made in productivity and efficiency in the Company's pipeline rehabilitation operations. Much of this improvement came as a result of extensive reorganization during 1997, where management rationalized field crews and equipment throughout the organization.
In addition, in 1998 proportionately more projects with favorable margins were undertaken, as a result of the elimination of lower margin non-core projects such as cleaning and inspection, which was coupled with improved pricing on core pipeline rehabilitation projects.

     In 1998, selling, administrative and general expenses decreased 4.3% to $55.3 million from $57.8 million in 1997. This decrease was due to cost savings gained from the reorganization of the Company's pipeline rehabilitation operations through elimination of positions, facilities, and realignment of responsibilities, along with the consolidation of the Company's headquarters in Chesterfield. These decreases were offset by increases in spending related to information systems, and patent related activities. As a percentage of revenues, selling, administrative and general expenses increased in 1998 to 18.4% from 18.0% in 1997. This increase was primarily attributable to lower revenue volume in 1998.

     In 1998, strategic marketing and product development costs decreased 15.7% to $5.9 million from $7.0 million in 1997. This decrease was primarily attributable to controlled spending in marketing, along with decreased personnel in engineering, offset somewhat by increased spending in research and development.

     In 1997, the Company recorded in operating expense an unusual item of $4.0 million for employee severance and costs of moving employees and offices related to the restructuring of its corporate headquarters and related facilities, which did not recur in the current year. In addition, the Company recorded $0.6 million (prior to any effect of taxes) in non-recurring expenses attendant to activities leading to the settlement of a proxy contest attendant to the annual stockholders meeting initiated by a group that included two directors of the Company.

     Interest expense in 1998 increased 3.4% to $9.1 million from $8.8 million in 1997, due primarily to the effect of borrowings resulting from the senior note financing completed in February
1997. See "Liquidity and Capital Resources" below.

     Other income increased in 1998 to $2.3 million from $0.6 million in 1997, due principally to increased investment income of $1.3 million, resulting from more invested cash and cash equivalents in 1998.

     In 1998, taxes on income increased 84.5% to $13.1 million from $7.1 million in 1997, due principally to an increase in income before taxes on income of $14.9 million. The Company's 1998 effective tax rate was 41.1%, as compared to 41.7% in 1997. This decrease was principally due to a more favorable mix of income generated in jurisdictions with lower tax rates in 1998 compared to 1997. As indicated in Note 15 of the Notes to Consolidated Financial Statements included in response to "Item. 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K", the 1998 and 1997 effective tax rates were higher than the United States federal statutory rate, primarily due to non-deductibility of goodwill amortization associated with acquisitions, which is generally not deductible for tax purposes, and the effect of foreign income earned taxed at higher rates.

     In February 1997, as a result of the closing of the Company's senior note financing, certain previous debt facilities were retired. Costs of $0.4 million ($0.2 million after-tax benefits) associated with these debt facilities which were capitalized, such as commitment fees and legal costs, were written off. This expense was classified as extraordinary in the Company's results of operations for 1997.

     As a result of the foregoing, net income for 1998 increased 90% to $17.9 million, representing a 5.9% return on revenue, compared to $9.4 million for 1997, when a 2.9% return on revenue was achieved. The Company also achieved a substantial improvement in return on average stockholders' equity of 13.2% for 1998 as compared to 7.4% for 1997.

     Year Ended December 31, 1997 Compared to Year Ended December
      31, 1996

     Total rehabilitation revenues increased 10.6% to $320.6 million from $289.9 million in 1996. The principal reason for the increase was increased volume from the Company's corrosion and abrasion operations in the United States and Latin America. This increase was offset slightly by lower volume from the Company's North American and European pipeline rehabilitation operations, primarily due to the elimination of non-core projects, such as cleaning and inspection. In addition, since April 1997, the Company accounted for its investment in Midsouth on an equity basis as a result of the composition of its management committee; prior to such date, the Company recorded $1.8 million of revenue in 1997, compared to $7.0 million in 1996. Fluctuations in currency exchange rates did not have a material impact on revenues in 1997.

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

     Selling administrative and general expenses decreased 4.0% to $57.8 million from $60.2 million in 1996. This decrease was due to cost savings gained from the reorganization of the Company's pipeline rehabilitation operations through elimination of positions, facilities, and realignment of responsibilities, along with the consolidation of the Company's headquarters in Chesterfield. This was offset slightly by increased overhead costs related to the buildup of personnel for the Company's corrosion and abrasion operations in Latin America. As a percentage of revenues, selling, administrative and general expenses decreased to 18.0% from 20.8% in 1996. This decrease was primarily attributable to economies of scale resulting from increased volume, along with the decrease in costs as a result of reorganization.

     Strategic marketing and product development costs decreased 10.0% to $7.0 million from $7.7 million in 1996. This decrease was primarily attributable to controlled spending in advertising and research projects, along with decreased personnel in industrial marketing.

     During 1997, the Company charged to earnings $4.6 million in unusual expenses related to further reorganization of the Company's pipeline rehabilitation operations and the Company's headquarters. The expenses primarily consist of severance, moving costs of employees and office equipment, and costs related to exiting facilities and markets. Such amount also included $0.6 million incurred in settlement of the proxy contest attendant to the annual stockholders meeting. In 1996, the unusual expenses of $6.5 million relate to the Company's rationalization of rehabilitation operations, as described below.

     Interest expense increased 40.3% to $8.8 million from $6.2 million in 1996, due primarily to increased debt principal of approximately $23 million from the senior notes financing completed in February 1997.

     Taxes on income increased 42.0% to $7.1 million from $5.0 million in 1996 due principally to an increase in income before taxes on income of $7.5 million from 1996, offset by a decrease in the effective tax rate to 41.7% from 53.0% in 1996. As indicated in
Note 15 of the Notes to Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K", the 1997 and 1996 effective tax rates were higher than the United States federal statutory rate, primarily due to non-deductibility of goodwill amortization associated with acquisitions, which is generally not deductible for tax purposes, and the effect of foreign income earned taxed at higher rates.

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

     As a result of the foregoing, net income for 1997 was $9.4 million, an increase of $4.9 million from net income in 1996. Net income in 1997 represented a 2.9% return on revenue, compared to 1.5% in the prior year. Net income in 1997 represented a 7.4% return on stockholders equity, compared to 3.6% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the balance of cash, U.S. Treasury bills, and short-term investments was $76.9 million, compared to $45.7 million at December 31, 1997. The increase in cash and cash equivalents in 1998 resulted from the Company's continued strong positive generation of cash from operating activities, amounting to $55.6 million in 1998 compared to $27.2 million in 1997, and a decrease in capital spending in 1998 to $13.4 million from $16.6 million in 1997, offset by a stock repurchase program undertaken in 1998, in which $9.8 million was spent. Working capital was $122.0 million at December 31, 1998 compared to $114.3 million at December 31, 1997.

     The principal reason for the favorable increase in cash from operations, to $55.6 million in 1998 compared to $27.2 million in the prior year, was increased net income of $8.5 million compared to the prior year, along with a favorable change in operating assets and liabilities of $17.8 million, compared to an unfavorable change in 1997 of $2.6 million. Trade receivables, together with costs and estimated earnings in excess of billings and retainage under construction contracts, decreased 16.1% to $74.4 million from $88.7 million at December 1997, primarily attributable to stronger management control over collections and, to a lesser extent, decreased revenue volume in 1998. The collection cycle for construction receivables is generally longer than that of the Company's manufacturing and royalty operations due to provisions for retainage, often 5% to 15% of the contract amount, as well as the slow internal review processes often employed by the construction subsidiaries' municipal customers. In the United States, retainage receivables are generally received within 60 to 90 days after the completion of a contract.

     Capital expenditures were $13.4 million in 1998, compared to $16.6 million in 1997. Capital expenditures generally reflect replacement equipment required by the Company's contracting operations. During 1997, capital expenditures also reflected approximately $3.5 million related to moving the Company's corporate headquarters to Chesterfield and approximately $2.9 million for construction of the Company's new research and development center, projects that were completed during 1998 with an additional cost of approximately $0.5 million.

     While the Company expects that routine capital spending will continue at the current level in the foreseeable future, the Company has several information system improvement initiatives underway that will require increased expenditures during the next several years. These initiatives, which began principally in 1997, include expenditures of approximately $1.6 million in connection with the installation of an electronic data collection system in each of the Company's North American rehabilitation operations during the course of 1999, of which $1.0 million was spent as of the end of 1998, and continual accounting system upgrades and modifications. See "Year 2000" below for information concerning the impact of year 2000 issues on the Company's operations.

     Financing activities used $11.2 million in 1998, as compared to cash provided of $23.4 million in 1997. In July 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 2,700,000 shares of the Company's Common Stock, to be made from time to time over the next five years in open market transactions. The amount and timing of purchases will be dependent upon a number of factors, including the price and availability of the Company's shares, general market conditions and competing alternative uses of funds, and may be discontinued at any time. During the year ended December 31, 1998, the Company spent $9.8 million for the repurchase of 735,900 shares. The repurchased shares will be held as treasury stock.

     In February 1997, the Company completed the sale, in a private transaction, of $110 million principal amount of its 7.88% Senior Notes Series A, due February 14, 2007 (the "Senior Notes"), approximately $85 million of which was applied at closing to the refinancing of outstanding indebtedness of the Company. In 1998, the Company made principal payments totaling $1.8 million relating to the Company's existing debt.

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

     In August 1997, the Company entered into a credit agreement (the "Credit Agreement"), whereby, as amended effective in September 1998, the lender will make available to the Company, until September 1, 2001 (the "Maturity Date"), a revolving credit line of up to $20,000,000 aggregate principal amount for working capital and permitted acquisitions, including $10,000,000 available for standby and commercial letters of credit. Interest on outstanding advances accrues, at the election of the Company, at either the lender's prime rate, payable monthly, or its LIBOR rate, plus a margin ranging from .5% to 1.5% depending on the maintenance of certain financial ratios, payable at the end of selected interest periods (from one to six months). Outstanding principal is subject to repayment on the Maturity Date, except that advances for permitted acquisitions must be repaid within six months after disbursement.

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

     In March 1998, the Company completed the acquisition of the entire minority interest in United Chile for an aggregate purchase price of approximately $2.1 million, $1.0 million of which was paid in connection with closing, $0.6 million of which is due at the first anniversary of closing, and the remainder of which is due on the second anniversary of closing. In September 1998, the Company completed its acquisition of 80% of the shares of Video Injection. The purchase price for the Initial Shares was $5.0 million, $2.4 million of which was paid at closing, $1.3 million of which is due on the first anniversary of closing and $1.3 million of which is due on the second anniversary of closing, such additional installments secured by the Company's letter of credit arrangements. On the fifth anniversary of closing (or earlier, in specified events), the Company will purchase the remaining 20% of the shares of Video Injection pursuant to a formula based on Video Injection's results of operations.

     In February 1999, the Company offered $2.50 for each share of outstanding common stock and Class B common stock of Insituform East (an aggregate of 4,356,862 shares of which were outstanding on February 1, 1999). In March 1999, the Company withdrew its offer after not receiving any substantive response from Insituform East. See "Item 1. Business-Ownership Interests in Licensees" for information describing the Company's notice of termination of its joint venture with Insituform East which does business under the name Midsouth Partners.

     Management believes its current working capital will be adequate to meet its requirements for the foreseeable future.

YEAR 2000

     The "year 2000" problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19," but may not properly recognize the year 2000. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000," the results may adversely affect the Company.

     Accordingly, the Company is reviewing its internal computer programs and systems to ensure year 2000 compliance. During the year ended December 31, 1998, the Company established project teams to address year 2000 risks facing the Company, and its customers and suppliers, and engaged an internationally-recognized consulting firm to assist the team with implementing programs addressing preparedness of the Company. The project team is coordinating the identification and implementation of changes to computer hardware and software applications that will attempt to ensure the availability and integrity of the Company's information systems. The project team is also reviewing and analyzing voice and data communications systems, building systems, manufacturing and operations equipment with embedded components (including HVAC, security and fire protection), and field operations equipment to ensure the reliability of operational systems and manufacturing processes, both in North America and in Europe.

     The project team has identified the Company sites and entities that may harbor assets at risk, collecting pertinent information, establishing year 2000 disposition strategies and assessing and reporting risks. The Company's manufacturing system has been modified so as to achieve year 2000 compliance in all material respects, and the Company has identified additional systems that will be replaced by year end. The Company's project team provides consulting services where needed in the areas of project planning and estimating, testing and technical issues, and runs remedial projects as appropriate.

     The Company also faces risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not comply with year 2000 requirements. Principal areas of the Company's review are banking systems (and the effects on receivables, payables and payroll), telecommunications, suppliers to the Company's manufacturing and operating units (such as felt and resin), transportation systems (both inbound and outbound), and customer information systems for order placement and release and payment of invoices. The Company's project team has initiated formal communications with representatives from significant outside parties that transact with the Company to determine the extent to which the Company is vulnerable to failure by them to remediate their own year 2000 issues. In the case of suppliers to the Company's manufacturing and operating units, verification will include site visits. The Company's strategy will entail proactive compliance assessment in the case of these parties when appropriate, as well as maintaining paper records of transactions when advisable and inventory stocks of key materials.

     The Company expects to complete its year 2000 compliance program during 1999 and, based on information collected, presently believes that any significant issues within its own operations and facilities will be addressed in a timely manner. However, while the Company has not identified material difficulties presented by its suppliers or in its financial or communications support that are not being addressed, and while the estimated cost of the Company's efforts is not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect.

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

MARKET RISK

     The Company conducts its rehabilitation activities on a worldwide basis, giving rise to exposures related to changes in foreign currency exchange rates. For example, foreign currency exchange rate movements may create a degree of risk to the Company's operations by affecting: (i) the U.S. dollar value of sales made in foreign currencies, and (ii) the U.S. dollar value of costs incurred in foreign currencies. In addition, the Company is exposed to market risks related to changes in interest rates. The Company's objective is to minimize the volatility in earnings and cash flow from these risks.

     The Company has selectively used, and will continue to use, forward exchange contracts in order to manage its currency exposure. Forward exchange contracts are executed by the Company only with large, reputable banks and financial institutions and are denominated in currencies of major industrial countries. Given its assessment of such risk, the Company has not deemed it necessary to offset any interest rate exposure. Furthermore, the Company does not enter into transactions involving derivative financial instruments for speculative trading purposes.

     Based on the Company's overall currency exchange rate and interest rate exposure at December 31, 1998, a ten percent weakening in the U.S. dollar across all currencies or ten percent increase in interest rates would not have a material impact on the financial position, results of operations or cash flows of the Company. These effects of hypothetical changes in currency exchange rates and in interest rates, however, ignore other effects the same movement may have arising from other variables, and actual results could differ from the sensitivity calculations of the Company. The Company regularly assesses these variables, establishes policies and business practices to protect against the adverse effects of foreign currency and interest rate fluctuations and does not anticipate any material losses generated by these risks.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

     For information concerning this item, see "Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations-Market Risk," which information is incorporated herein by reference.

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

                            PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          For information concerning this item, see "Item 1. Business-Executive Officers" and the Proxy Statement to be filed with respect to the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement"), which information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

          For information concerning this item, see the 1999 Proxy Statement, which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

          For information concerning this item, see the 1999 Proxy Statement, which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          For information concerning this item, see the 1999 Proxy Statement, which information is incorporated herein by reference.

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

          (b) Current Reports on Form 8-K:

               During the quarter ended December 31, 1998, the Company did not file a Current Report on Form 8-K. The Company filed Current Reports on Form 8-K dated, respectively, February 16, 1999, March 2, 1999 and March 10, 1999 reporting its subsequently withdrawn offer to acquire Insituform East, and its termination of the Midsouth license. No financial statements were filed as part of any such report.

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

Dated: March 26, 1999          INSITUFORM TECHNOLOGIES, INC.


                               By s/ Anthony W. Hooper
                                  --------------------------------
                                  Anthony W. Hooper
                                   President and Chief Executive
                                   Officer


          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                        Title               Date


s/Anthony W. Hooper
-----------------------
Anthony W. Hooper         Principal Executive     March 26, 1999
                          Officer and Director


s/William A. Martin
-----------------------
William A. Martin         Principal Financial     March 26, 1999
                          and Accounting Officer

s/Robert W. Affholder
-----------------------
Robert W. Affholder       Director                March 26, 1999
s/Paul A. Biddelman
-----------------------
Paul A. Biddelman         Director                March 26, 1999


s/Stephen P. Cortinovis
-----------------------
Stephen P. Cortinovis     Director                March 26, 1999


s/Thomas Kalishman
-----------------------
Thomas Kalishman          Director                March 26, 1999


s/Silas Spengler
-----------------------
Silas Spengler            Director                March 26, 1999


s/Sheldon Weinig
-----------------------
Sheldon Weinig            Director                March 26, 1999


s/Russell B. Wight, Jr.
-----------------------
Russell B. Wight, Jr.     Director                March 26, 1999


s/Alfred L. Woods
-----------------------
Alfred L. Woods           Director                March 26, 1999

                  INDEX TO FINANCIAL STATEMENTS



Report of Independent Public Accountants............   F-2

Report of Management.................................  F-3

Consolidated Balance Sheets, December 31,
  1998 and 1997......................................  F-4

Consolidated Statements of Operations for
  each of the three years in the period
  ended December 31, 1998............................  F-5

Consolidated Statements of Stockholders'
  Equity for each of the three years in
  the period ended December 31, 1998.................  F-6

Consolidated Statements of Cash Flows
  for each of the three years in the
  period ended December 31, 1998.....................  F-7

Notes to Consolidated Financial Statements...........  F-9


     No Financial Statement Schedules are included herein because they are not required or not applicable or the required information is contained in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Insituform Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Insituform Technologies, Inc. and subsidiaries (a Delaware corporation) as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended
December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insituform Technologies, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



St. Louis, Missouri,
   February 17, 1999

                      REPORT OF MANAGEMENT



Management is responsible for the preparation, integrity and objectivity of financial information included in this annual report. The financial statements have been prepared in conformity with generally accepted accounting principles applied on a consistent basis.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Although the financial statements reflect all available information and management's judgment and estimates of current conditions and circumstances, and are prepared with the assistance of specialists within and outside the Company, actual results could differ from those estimates.

Management has established and maintains an internal control structure to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, that the accounting records provide a reliable basis for the preparation of financial statements and that such financial statements are not misstated due to material fraud or error. Internal controls include the careful selection of associates, the proper segregation of duties and the communication and application of formal policies and procedures that are consistent with high standards of accounting and administrative practices. An important element of this system is a comprehensive internal audit program.

Management continually reviews, modifies and improves its systems of accounting and controls in response to changes in business conditions and operations and in response to recommendations in the reports prepared by the independent public accountants and internal auditors.

Management believes that it is essential for the Company to conduct its business affairs in accordance with the highest ethical standards and in conformity with the law. This standard is described in the Company's policies on business conduct, which are publicized throughout the Company.

Anthony W. Hooper                    William A. Martin
Chairman, President and              Senior Vice President and
 Chief Executive Officer              Chief Financial Officer

              INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
              ----------------------------------------------

      CONSOLIDATED BALANCE SHEETS -- AS OF DECEMBER 31, 1998 AND 1997
                 (In thousands, except share information)
<CAPTIONS>
ASSETS                                                     1998          1997
------                                                     ----          ----
CURRENT ASSETS:

Cash and cash equivalents                             $  76,904     $  45,734
Trade receivables, less allowance for doubtful
accounts of $2,909 and $2,587                            52,280        58,660
Retainage under construction contracts                   12,368        14,480
Costs and estimated earnings in excess of billings        9,792        15,551
Inventories                                              11,282        12,214
Prepaid expenses and other                                7,479        14,634
                                                      ---------     ---------
   Total current assets                                 170,105       161,273
                                                      ---------     ---------
PROPERTY AND EQUIPMENT, less accumulated depreciation    56,421        57,983
                                                      ---------     ---------

OTHER ASSETS:
Goodwill, less accumulated amortization of
   $14,951 and $12,483, respectively                     56,504        54,133
Patents and patent applications, less accumulated
   amortization of $5,159 and $4,496                     11,172        11,610
Investments in licensees and affiliated companies         5,234         5,499
Noncompete agreements, less accumulated amortization
   of $5,324 and $4,282                                     851         1,744
Other                                                     4,321         5,610
                                                      ---------     ---------
   Total other assets                                    78,082        78,596
                                                      ---------     ---------
   Total assets                                       $ 304,608     $ 297,852
                                                      =========     =========

   The accompanying notes are an integral part of these balance sheets.

              INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
              ----------------------------------------------

      CONSOLIDATED BALANCE SHEETS -- AS OF DECEMBER 31, 1998 AND 1997
                 (In thousands, except share information)

<CAPTIONS>
LIABILITIES AND STOCKHOLDERS' EQUITY                       1998          1997
------------------------------------                       ----          ----
CURRENT LIABILITIES:
Current maturities of long-term debt and              $   2,918     $   2,120
   notes payable
Accounts payable and accruals                            45,231        44,870
                                                      ---------     ---------
   Total current liabilities                             48,149        46,990

LONG-TERM DEBT, less current maturities                 112,131       111,440

DEFERRED INCOME TAXES                                         -         3,258

OTHER LIABILITIES                                         1,115         1,017
                                                      ---------     ---------
Total liabilities                                       161,395       162,705
                                                      ---------     ---------
MINORITY INTERESTS                                        3,708         3,645
                                                      ---------     ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, undesignated, $.10 par shares
    authorized 2,000,000; none outstanding                    -             -
  Common stock, $.01 par shares authorized 40,000,000;
    shares outstanding 27,302,304 and 27,214,718            273           272
  Additional paid-in capital                             68,931        68,119
  Retained earnings                                      86,355        68,468
                                                      ---------     ---------
                                                        155,559       136,859

  Treasury stock 991,701 and 255,801 shares           (13,097)       (3,269)
  Cumulative foreign currency translation adjustments    (2,957)       (2,088)
                                                      ---------     ---------
     Total stockholders' equity                         139,505       131,502
                                                      ---------     ---------
     Total liabilities and stockholders' equity       $ 304,608     $ 297,852
                                                      =========     =========

   The accompanying notes are an integral part of these balance sheets.

          INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
          ----------------------------------------------
                 CONSOLIDATED STATEMENTS OF INCOME
                 ---------------------------------
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
             (In thousands, except per share amounts)
<CAPTIONS>
                                                1998        1997        1996
                                                ----        ----        ----
REHABILITATION REVENUES                    $ 300,958   $ 320,640   $ 289,933
                                           ---------   ---------   ---------
COST OF REHABILITATION                       201,056     226,152     201,219
                                           ---------   ---------   ---------
GROSS PROFIT                                  99,902      94,488      88,714
                                           ---------   ---------   ---------
OPERATING COSTS AND EXPENSES:
Selling, administrative and general           55,305      57,845      60,181
Strategic marketing and product development    5,909       7,007       7,689
Unusual items                                      -       4,606       6,498
                                           ---------   ---------   ---------
TOTAL OPERATING COSTS AND EXPENSES            61,214      69,458      74,368
                                           ---------   ---------   ---------
OPERATING INCOME                              38,688      25,030      14,346
                                           ---------   ---------   ---------
OTHER (EXPENSE) INCOME:
Interest expense                              (9,099)     (8,750)     (6,223)
Other                                          2,270         647       1,290
                                           ---------   ---------   ---------
TOTAL OTHER EXPENSE                           (6,829)     (8,103)     (4,933)
                                           ---------   ---------   ---------
INCOME BEFORE TAXES ON INCOME                 31,859      16,927       9,413

TAXES ON INCOME                               13,079       7,067       4,985
                                           ---------   ---------   ---------
INCOME BEFORE MINORITY INTERESTS AND
   EQUITY IN EARNINGS                         18,780       9,860       4,428

MINORITY INTERESTS                              (849)       (519)       (377)

EQUITY IN (LOSSES) EARNINGS OF AFFILIATED
   COMPANIES                                     (44)        303         441
                                           ---------   ---------   ---------
INCOME BEFORE EXTRAORDINARY ITEM              17,887       9,644       4,492

EXTRAORDINARY ITEM - Loss on early
   retirement of debt (net of income tax
   benefits of $142)                               -        (225)          -
                                           ---------   ---------   ---------
NET INCOME                                 $  17,887   $   9,419   $   4,492
                                           =========   =========   =========
EARNINGS (LOSS) PER SHARE OF COMMON STOCK
   AND COMMON STOCK EQUIVALENTS:
     Net income per common share  basic-
       Income before extraordinary item    $     .67   $     .36   $     .17
       Extraordinary loss, net of income
         tax benefits                              -        (.01)          -
                                           ---------   ---------   ---------
     Net income per common share
       basic                               $     .67   $     .35   $     .17
                                           =========   =========   =========






          INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
          ----------------------------------------------
                 CONSOLIDATED STATEMENTS OF INCOME
                 ---------------------------------
       FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
             (In thousands, except per share amounts)
                            (continued)
<CAPTIONS>
                                                1998        1997        1996
                                                ----        ----        ----
     Net income per common share
       dilutive-
       Income before extraordinary item    $     .66   $     .36   $     .17
       Extraordinary loss, net of income
         tax benefits                              -        (.01)          -
                                           ---------   ---------   ---------
     Net income per common share -
       dilutive                            $     .66   $     .35   $     .17
                                           =========   =========   =========





 The accompanying notes are an integral part of these statements.

               INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
               ----------------------------------------------

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               -----------------------------------------------
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                   (In thousands, except number of shares)
<CAPTIONS>
                                          Common Stock    Additional
                                          ----------------    Paid-In   Retained  Treasury
                                          Shares    Amount    Capital   Earning    Stock
                                          ------    ------    -------   --------  --------
BALANCE, December 31, 1995              27,104,940  $ 271    $ 67,427  $ 54,557   $    -

 Net income                                      -       -          -     4,492        -
 Issuance of common stock upon exercise
  of options, including income tax
  benefit of $15                             9,391       -         76         -        -
 Stock issued in conjunction with
  litigation settlement                     30,000       -        321         -        -
 Foreclosure of note receivable from
  affiliates                                     -       -          -         -   (3,269)
 Cumulative foreign currency translation
  adjustment                                     -       -          -         -        -
                                        ----------   -----   --------  --------   ------
BALANCE, December 31, 1996              27,144,331     271     67,824    59,049   (3,269)

 Net income                                      -       -          -     9,419        -
 Issuance of common stock upon exercise
  of options                                70,387       1        295         -        -
 Cumulative foreign currency translation
  adjustment                                     -       -          -         -        -
                                        ----------   -----   --------  --------   ------
BALANCE, December 31, 1997              27,214,718     272     68,119    68,468   (3,269)

 Net income                                      -       -          -    17,887        -
 Issuance of common stock upon exercise
  of options                                87,586       1        812         -        -
 Common stock repurchased                        -       -          -         -   (9,828)
 Cumulative foreign currency translation
  adjustment                                     -       -          -         -        -
                                        ----------   -----   --------  --------   ------

BALANCE, December 31, 1998              27,302,304   $ 273   $ 68,931  $ 86,355  (13,097)
                                        ==========   =====   ======== ========  =======

      The accompanying notes are an integral part of these statements.

               INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                ---------------------------------------------
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               -----------------------------------------------
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                   (In thousands, except number of shares)
                                (CONTINUED)
<CAPTIONS>
                                        Cumulative
                                         Foreign      Notes
                                        Currency    Receivable    Total
                                       Translation    From     Stockholders' Comprehensive
                                       Adjustments  Affiliates    Equity        Income
                                       -----------  ---------- ------------- ------------
BALANCE, December 31, 1995             $(1,821)     $ (3,624)  $116,810     $      -

  Net income                                 -             -      4,492        4,492
  Issuance of common stock upon
   exercise of options, including
   income tax benefit of $15                 -             -         76            -
  Stock issued in conjunction with
   litigation settlement                     -             -        321            -
  Foreclosure of note receivable from
   affiliates                                -         3,624        355            -
  Cumulative foreign currency
   translation adjustment                1,149             -      1,149        1,149
                                      --------       -------    -------      -------
BALANCE, December 31, 1996                (672)            -    123,203      $ 5,641
                                      ========       =======    =======      =======
  Net income                                 -             -      9,419      $ 9,419
  Issuance of common stock upon
   exercise of options                       -             -        296            -
  Cumulative foreign currency
   translation adjustment               (1,416)            -     (1,416)      (1,416)
                                      --------       -------    -------      -------
BALANCE, December 31, 1997              (2,088)            -    131,502      $ 8,003
                                      ========       =======    =======      =======
  Net income                                 -             -     17,887      $17,887
  Issuance of common stock upon
   exercise of options                       -             -        813            -
  Common stock repurchased                   -             -     (9,828)           -
  Cumulative foreign currency
   translation adjustment                 (869)            -       (869)        (869)
                                      --------       -------    --------     -------
BALANCE, December 31, 1998             $(2,957)      $     -    $139,505     $17,018
                                      ========       =======    =========    =======


      The accompanying notes are an integral part of these statements.

          INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
            ----------------------------------------------
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
         FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                            (In thousands)
<CAPTIONS>
                                                      1998       1997       1996
                                                      ----       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $ 17,887   $  9,419   $  4,492
 Adjustments to reconcile net income to net
  cash provided by operating activities-
    Minority interests in net income                     849        519        377
    Depreciation and amortization                     19,095     19,240     19,180
    Other                                               (627)     1,095      1,909
    Deferred income taxes                              1,174        728       (279)
    Equity in earnings (losses) of affiliated
      companies                                           44       (303)      (441)
    Changes in operating assets and liabilities,
      net of effects of businesses purchased-
        Receivables                                   13,247       (5,805)  (8,217)
        Inventories                                    1,049        2,766      (15)
        Prepaid expenses and other                     1,770        1,032    2,510
        Other assets                                     999         (526)     609
        Accounts payable and accruals                     69         (993)   8,030
                                                    --------    ---------  -------
        Net cash provided by operating
          activities                                  55,556       27,172   28,155
                                                    --------    ---------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                (13,416)     (16,552  (18,187)
 Proceeds from (investments in) licensees
  and affiliated companies                               236          140   (1,141)
 Patents and patent application expenditures            (425)      (2,227)  (1,772)
 Purchases of businesses, net of cash acquired        (1,451)           -        -
 Proceeds on disposal of property and equipment        1,738          426      780
                                                    --------    ---------  -------
   Net cash used in investing activities             (13,318)     (18,213) (20,320)
                                                    --------    ---------  -------


                    (Continued on the following page)

<CAPTIONS>
                                                    1998       1997       1996
                                                    ----       ----       ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock        $    813    $   296     $   61
  Purchases of treasury stock                     (9,828)         -          -
  Proceeds from long-term debt                       124    110,515      5,868
  Principal payments on long-term debt            (1,776)   (87,105)   (11,775)
  Minority interests                                   -       (178)      (562)
  (Decrease) increase in short-term borrowings      (565)      (124)       333
                                                --------     ------    -------
         Net cash (used in) provided by
           financing activities                  (11,232)    23,404     (6,075)
                                                --------     ------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH              164       (105)       300
                                                --------     ------    -------

NET INCREASE IN CASH AND CASH EQUIVALENTS         31,170     32,258      2,060

CASH AND CASH EQUIVALENTS, beginning of year      45,734     13,476     11,416
                                                --------     ------    -------
CASH AND CASH EQUIVALENTS, end of year          $ 76,904   $ 45,734   $ 13,476
                                                ========   ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for-
    Interest                                   $   9,115   $  5,849   $  7,478
    Income taxes                                  13,223      1,686      4,864

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Additional paid-in capital increased by
    reduction in income taxes payable for tax
    benefit arising from exercise of stock
    options                                    $       -   $      -   $     15
Deferred consideration for businesses acquired     3,671          -          -
Treasury stock acquired in connection with
  foreclosure of director note receivable              -          -      3,624
Tax benefit arising from foreclosure of
  director note receivable                             -          -        760
Stock issued in conjunction with litigation
  settlement                                           -          -        321



 The accompanying notes are an integral part of these statements.

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
         ----------------------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 1998, 1997 AND 1996

1.  DESCRIPTION OF BUSINESS:

Insituform Technologies, Inc. (a Delaware corporation) and subsidiaries (collectively, the "Company" or "ITI") is a worldwide provider of proprietary trenchless technologies for the rehabilitation and improvement of sewer, water, gas and industrial pipes. The Company's primary technology is the Insituform(R) Process, a "cured-in-place" pipeline rehabilitation process. The Company's Tite Liner(R) (Tite Liner) Process is a method of lining steel lines with a corrosion and abrasion resistant pipe. Through its Affholder, Inc. subsidiary, the Company is engaged in trenchless tunneling used in the installation of new underground services.

2.  SUMMARY OF ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, including a 51% owned United Kingdom subsidiary, Insituform Linings, Plc.; a 55% owned Mexican subsidiary, United Pipeline de Mexico, S.A.; a 66% owned French subsidiary, Insituform France, S.A. and an 80% owned French subsidiary, Video Injection SA. All intercompany balances, transactions and stockholdings are eliminated.

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

Business Acquisitions

The net assets of businesses acquired and accounted for using the purchase method of accounting are recorded at their fair values at the acquisition dates, and the financial statements include their operations from those dates. Any excess of acquisition costs over the fair value of net assets acquired is included in the balance sheet as goodwill.

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

Investments

Corporate investments are carried at cost if ownership is less than 20% and on the equity method if the Company's ownership interest is 20% and greater, but not exceeding 50%. Investments in partnerships for which the Company's ownership interest is greater than 20% but less than 50% are accounted for on the equity method. In addition, the Company has accounted for its interest in Midsouth Partners, a domestic partnership 57-1/2% owned by the Company, on the equity method, as a consequence of Midsouth's management in a seven-member management committee controlled by the minority partner.

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

Long-Lived Assets

The Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered from their undiscounted future cash flows.

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

Earnings Per Share

Earnings per share has been calculated using the following share information:

                                        1998        1997        1996
                                        ----        ----        ----
Weighted average number of common
 shares used for Basic EPS          26,777,879   26,926,148  27,036,008

Effect of dilutive stock options
 and warrants                          280,180       46,900      76,838
                                    ----------   ----------  ----------
Weighted average number of common
 shares and dilutive potential
 common stock used in diluted EPS   27,058,059   26,973,048  27,112,846
                                    ==========   ==========  ==========

New Accounting Pronouncement

The Company intends to adopt SFAS 133, "Accounting for Derivative Instrument and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities in fiscal 2000. The Company believes that SFAS 133 will not have a material impact on its results of operations or financial position.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

3.  BUSINESS ACQUISITIONS:

In March 1998, the Company concluded the acquisition of the entire minority interest in its Chilean subsidiary for an aggregate price of approximately $2.1 million, $1.0 million of which was paid in cash at closing, $0.6 million of which is due at the first anniversary of closing, and the remainder of which is due on the second anniversary of closing. The acquisition resulted in additional goodwill of $1.3 million and a reduction of minority interest of $0.8 million.

In September 1998, the Company completed its acquisition of 80% of the shares (the "Initial Shares") of Video Injection SA ("Video Injection"), a French company that utilizes multifunctional robotic devices developed in connection with the inspection and repair of pipelines. The purchase price for the Initial Shares was 28,000,000FF ($5.0 million), 13,500,000FF ($2.4 million) of which was paid in cash at closing, 7,020,000FF ($1.3 million) of which is due on the first anniversary of closing and 7,480,000FF ($1.3 million) of which is due on the second anniversary of closing, such additional installments are secured by the Company's letter of credit arrangements. On the fifth anniversary of closing (or earlier, in specified events), the Company will purchase the remaining 20% of the shares of Video Injection pursuant to a formula based on Video Injection's results of operations. The Company has obtained noncompetition agreements from the two principals of Video Injection (who remain employed by Video Injection) that extend three years beyond the period of employment. The purchase price was allocated between tangible assets of $.8 million and goodwill of $4.2 million.

4.  UNUSUAL ITEMS:

In 1997, the Company recorded $4.0 million in costs related to further reorganization of pipeline rehabilitation operations and corporate headquarters. These costs consisted primarily of severance, employee moving costs and expenses related to existing facilities and markets.

In 1997, a group, including Jerome Kalishman and Robert Affholder, both directors of the Company, filed an amended
Schedule 13D pursuant to the Securities and Exchange Act of 1934 which stated that it was the intention of Messrs. Kalishman and Affholder to propose a slate of individuals to run for election to the Board of Directors of the Company at its 1997 annual meeting of stockholders in opposition to the slate proposed by the Company in its original proxy statement. The Company and Messrs. Kalishman and Affholder subsequently entered into a settlement agreement to resolve the outstanding proxy contest. The Company incurred costs of $0.6 million (prior to any effect of taxes) related to legal and proxy solicitation expenses.

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

5.  ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31 (in thousands):

<CAPTIONS>
                                            1998        1997        1996
                                          -------     -------     -------
    Balance, at beginning of period      $ 2,587     $ 1,031     $   974
    Charged to expense                     1,679       1,658         289
    Uncollected balances written off,
     net of recoveries                    (1,357)       (102)       (232)
                                        --------    -------     -------
    Balance, at end of period            $ 2,909     $ 2,587     $ 1,031
                                       =======     =======     =======


6.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:

Costs and estimated earnings on uncompleted contracts consist of the following at December 31 (in thousands):

                                                  1998        1997
                                                -------     -------

 Costs incurred on uncompleted contracts       $ 111,204   $123,808
 Estimated earnings                               38,460     33,985
                                               ---------   --------
                                                 149,664    157,793
 Less -  Billings to date                       (145,278)  (144,794)
                                               ---------   --------
                                               $   4,386   $ 12,999
                                               =========   ========
 Included in the accompanying balance sheets:
  Costs and estimated earnings in excess of
  billings                                     $   9,792   $ 15,551

  Billings in excess of costs and estimated
   earnings on uncompleted contracts (Note 11)    (5,406)    (2,552)
                                             ---------   --------
                                             $   4,386   $ 12,999
                                             =========   ========

Costs and estimated earnings in excess of billings represent work performed which either due to contract stipulations or lacking contractual documentation needed, could not be billed. Substantially all unbilled amounts are expected to be collected within one year.

7.  INVENTORIES:

Inventories are summarized as follows at December 31 (in thousands):

                                         1998        1997
                                       ---------    ---------
 Raw materials                       $   1,542    $   2,127
 Work-in-process                         2,959        2,896
 Finished products                       1,144        1,177
 Construction materials                  5,637        6,014
                                     ---------    ---------
                                     $  11,282    $  12,214
                                     =========    =========

8.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following at December 31
(in thousands):

                                         1998        1997
                                      ---------    ---------
  Land and land improvements          $   2,621    $   2,659
  Buildings and improvements             21,928       15,824
  Machinery and equipment                81,283       82,630
  Furniture and fixtures                  8,883        8,820
  Autos and trucks                        4,822        2,456
  Construction in progress                3,731        5,987
                                      ---------    ---------
                                        123,268      118,376

  Less-  Accumulated depreciation       (66,847)     (60,393)
                                      ---------    ---------
                                      $  56,421    $  57,983
                                      =========    =========


9.  INVESTMENTS IN LICENSEES AND AFFILIATED COMPANIES:

Investments in licensees and affiliated companies consist of the following at December 31 (in thousands):

                                           1998        1997
                                         ---------    ---------

  Insituform Rohrsanierungstechnik
    GmbH (50%)                           $   3,120    $   2,855
Midsouth Partners (57-1/2%)                1,836        2,217
Other 50% owned joint ventures               278          427
                                       ---------    ---------
                                       $   5,234    $   5,499
                                       =========    =========

Beginning in April 1997, the Company began accounting for its investment in Midsouth Partners on the equity method, as a consequence of the composition of Midsouth's management committee to include a majority of members named by the minority partner.

10.  LONG-TERM DEBT AND NOTES PAYABLE:

Long-term debt consists of the following at December 31 (in thousands):

                                                   1998        1997
                                                ---------    ---------
 LONG-TERM DEBT:
  7.88% senior notes, payable in $15,715
   annual installments beginning February
   2001 through 2007, with interest payable
   semiannually                               $ 110,000    $ 110,000

 DEFERRED PURCHASE CONSIDERATION:
  Promissory notes to minority owners of
   Video Injection, payable in two
   installments of FF 7.0 million
   ($1.2 million) and FF 7.5 million
   ($1.3 million) on the first and second
   anniversaries of closing, secured by
   letter of credit arrangements                  2,566            -

 Promissory notes to former minority owners
  of United Sistema de Tuberias Ltda., due
  in two installments of $0.6 million and
  $0.5 million on the first and second
  anniversaries of closing                        1,105            -

 OTHER NOTES                                        681        2,329
                                              ---------    ---------
                                               114,352      112,329
  Less-  Current maturities                      (2,221)        (889)
                                              ---------    ---------
                                             $ 112,131    $ 111,440
                                             =========    =========

On February 14, 1997, the Company completed a $110 million private debt offering of 7.88% Senior Notes due February 14, 2007 ("Senior Notes"). Interest is payable semiannually in August and February of each year, and each year, from February 2001 to February 2006, inclusive, the Company is required to make principal repayments of $15,715,000, together with an equivalent payment at maturity. The Senior Notes may be prepaid at the Company's option, in whole or in part, at any time, together with a make-whole premium, and upon specified change in control events each holder has the right to require the Company to purchase its Senior Notes without any premium thereon. The agreements obligate the Company to comply with certain financial ratios and restrictive covenants that, among other things, place limitations on operations and sales of assets by the Company or its subsidiaries, and limit the ability of the Company to incur further secured indebtedness and liens. Such agreements also obligate the Company's subsidiaries to provide guarantees to the holders of the Senior Notes if guarantees are given by them to certain other lenders.

Debt issuance costs of $891,000 incurred in connection with the private debt offering were recorded as deferred charges and will be amortized over the life of the Senior Notes.

Costs of approximately $400,000 ($225,000 after tax) associated with a prior credit facility were written off and have been classified as an extraordinary item in the 1997 results of operations.

At December 31, 1998 and 1997, the estimated fair value of the Company's long-term debt was approximately $111.6 million and $118.1 million, respectively.

Principal payments required to be made for each of the next five years and thereafter are summarized as follows (in thousands):

                   Years ending December 31           Amount
                   ------------------------          --------

                   1999                              $  2,221
          2000                                 2,131
                   2001                                15,715
                   2002                                15,715
                   2003                                15,715
                   After 2003                          62,855
                                                    ---------
                           Total                    $ 114,352
                                                    =========

Effective August 20, 1997, the Company entered into a Loan Agreement dated such date (the "Credit Agreement") with NationsBank, N.A. ("NationsBank"), whereby, as amended effective September 15, 1998, NationsBank will make available to the Company, until September 1, 2001 (the "Maturity Date"), a revolving credit line of up to $20,000,000 aggregate principal amount for working capital and permitted acquisitions, including $10,000,000 available for standby and commercial letters of credit, of which $5,774,000 was outstanding at December 31, 1998. Interest on outstanding advances accrues, at the election of the Company, at either the Lender's prime rate, payable monthly, or its LIBOR rate, plus a margin ranging from .5% to 1.5% depending on the maintenance of certain financial ratios, payable at the end of selected interest periods (from one to six months).
Outstanding principal is subject to repayment on the Maturity Date, except that advances for permitted acquisitions must be repaid within six months after disbursement.

The Credit Agreement obligates the Company to comply with certain financial ratios and restrictive covenants that, among other things, prohibit dividends and stock repurchases in the event of loan defaults, place limitations on operations and sales of assets by the Company and its subsidiaries, and limit the ability of the Company and its subsidiaries to incur further secured indebtedness and liens and of subsidiaries to incur additional indebtedness. The Credit Agreement also obligates certain of the Company's domestic subsidiaries to guarantee the Company's obligations, as a result of which the same subsidiaries have also delivered their guarantees with respect to the Senior Notes.

The Company has various lines of credit related to its foreign entities. These lines are secured by a parent company guarantee and, in some cases, the entities' real property. Total amounts outstanding at December 31, 1998 and 1997, were $697,000 and $1,231,000, respectively.

11.  ACCOUNTS PAYABLE AND ACCRUALS:

Accounts payable and accruals consist of the following at December 31 (in thousands):

<CAPTIONS>
                                                     1998       1997
                                                     ----       ----
    Accounts payable - trade                       $ 13,471   $ 8,071
    Compensation and profit sharing                10,515    11,466
    Billings in excess of costs and earnings        5,406     2,552
    Interest                                        3,219     3,232
    Accrued litigation and fees                     1,914     2,778
    Merger and restructuring                        1,827     2,464
    Taxes                                             920     3,172
    Other                                           7,959    11,135
                                                 --------   -------
                                                 $ 45,231   $44,870
                                                 ========   =======

12.  STOCKHOLDERS' EQUITY:

Stock Option Plan

Under the 1992 Employee Stock Option Plan and Director Stock Option Plan (the "Plans"), the Company may grant options to its employees and directors not to exceed 1,850,000 and 1,000,000 shares of common stock, respectively. The plans are administered by the Board of Directors which determines the timing of awards, individuals to be granted awards, the number of options to be awarded and the price, vesting schedule and other conditions of the options. The exercise price of each option typically equals the market price of the Company's stock on the date of grant and, therefore, the Company generally makes no charge to earnings with respect to these options. Options generally vest over a four or five year period and have an expiration date of up to five or ten years after grant.

The Company applies APB Opinion No. 25, in accounting for stock option grants. In accordance with SFAS No. 123, the Company has estimated the fair value of each option grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for the grants in 1998, 1997 and 1996, respectively: expected volatility of 46%, 45% and 44%; risk-free interest rates of 5.1%, 5.8% and 6.1%; expected lives of five years and no dividends. Had compensation cost for the stock options granted been determined based on their fair value at the grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

<CAPTIONS>
                                              1998         1997       1996
                                            --------    --------    --------
    Net income:
      As reported                         $ 17,887    $  9,419    $  4,492
      Pro forma                             16,833       8,867       4,116
    Basic earnings per share:
      As reported                              .67         .35         .17
      Pro forma                                .63         .33         .15
    Diluted earnings per share:
      As Reported                              .66         .35         .17
      Pro forma                                .62         .33         .15

Based on the Black-Scholes option-pricing model, the weighted average fair value of options granted in 1998, 1997 and 1996 was $6.48, $4.16 and $3.84, respectively, for options granted at the market price. In 1996, for options granted above market price, the fair value was $1.82. The following table summarizes information about options outstanding at December 31, 1998:

<CAPTIONS>
                         Options Outstanding       Options Exercisable
                                    Weighted
                       Number       Average     Weighted      Number       Weighted
                   Outstanding at   Remaining   Average    Exercisable at  Average
  Range of         December 31,    Contractual  Exercise   December 31,    Exercise
Exercise Price          1998          Life        Price        1998         Price
--------------     -------------  -----------   --------   --------------  --------
$ 4.32 to   9.79     825,757       6.3 years     $ 8.34       581,317      $ 8.17
$10.00 to $15.00     676,010       5.1 years     $13.15       511,960      $13.03
                   ---------                                ---------
                   1,501,767       5.8 years     $10.51     1,093,277      $10.45
                   =========                                =========

Changes in options outstanding are summarized as follows:

                                                       Weighted
                                                       Average
                                                       Exercise
                                             Shares     Price
                                            --------   --------
  Balance, December 31, 1995               1,414,115    $12.90

    Granted                                  325,000    $ 9.14
    Exercised                                 (9,316)   $ 7.92
    Canceled                                (132,420)   $15.02
                                           ---------    ------
  Balance, December 31, 1996               1,597,379    $12.22

    Granted                                  568,900    $ 8.75
    Exercised                                (70,387)   $ 4.24
    Canceled                                (235,885)   $11.18
                                           ---------    ------

  Balance, December 31, 1997               1,860,007    $11.59

    Granted                                  306,000    $13.68
    Exercised                                (87,586)   $ 9.28
    Canceled                                (576,654)   $15.87
  Balance, December 31, 1998               1,501,767    $10.51
                                           =========

At December 31, 1998, 2,850,000 shares of common stock were reserved pursuant to stock option plans.

13.  RELATED-PARTY TRANSACTIONS:

During the three years ended December 31, 1998, the Company leased tunnelling equipment from a partnership whose partners consisted of two officers and directors of the Company, one of whom is now deceased. All transactions were made at arm's length. During 1998, 1997 and 1996, the Company paid the partnership $481,000, $317,000 and $384,575, respectively, under such arrangements.

14.  OTHER INCOME (EXPENSE):

Other income (expense) is comprised of the following at December
31 (in thousands):

                                       1998      1997      1996
                                      ------    ------   ------

  Investment income                   $ 3,130   $ 1,842  $ 1,059
  Provision for excess equipment            -      (722)       -
  Other                                  (860)     (473)     231
                                    -------   -------- -------
                                    $ 2,270   $   647  $ 1,290
                                    =======   ======== =======

15.  TAXES ON INCOME:

Income (loss) from continuing operations before taxes on income is as follows for the years ended December 31 (in thousands):

                                      1998      1997      1996
                                     ------    ------    ------
  Domestic                           $25,803   $ 9,432   $10,182
  Foreign                              6,056     7,495      (769)
                                     -------   -------   -------
  Total                              $31,859   $16,927   $ 9,413
                                     =======   =======   =======

Provisions for taxes on income from continuing operations consist of the following components for the years ended December 31 (in thousands):

                                      1998      1997      1996
                                     ------    ------    -------
  Current:
    Federal                          $ 6,730   $ 2,498   $ 2,968
    Foreign                            3,848     3,519     1,708
    State                              1,327       280       735
                                     -------   -------   -------
                                      11,905     6,297     5,411
                                     -------   -------   -------
  Deferred:
    Federal                            1,031       900     1,334
    Foreign                              (76)     (302)     (569)
    State                                219       172      (243)
    Adjustments to beginning of year
     valuation allowance                   -         -      (948)
                                     -------   -------   -------
                                       1,174       770      (426)
                                     -------   -------   -------
  Total taxes on income              $13,079   $ 7,067   $ 4,985
                                     =======   =======   =======

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

                                      1998      1997      1996
                                     ------    ------    -------
Income taxes at U.S. federal
 statutory tax rate                   35.0%    34.0%     34.0%
Increase (decrease) in taxes
 resulting from:
  State income taxes, net of
   federal income tax benefit          3.2      1.1       2.6
Tax amortization of intangibles       (2.6)    (4.7)     (8.4)
Goodwill amortization                  2.3      3.2       8.2
Effect of foreign income taxed
 at foreign rates                       .3      3.0       7.4
Other                                  2.9      5.1       9.2
                                      ----     ----      ----
Total taxes on income                 41.1%    41.7%     53.0%
                                      ====     ====      ====

Net deferred taxes consist of the following at December 31 (in thousands):
                                              1998      1997
                                              ----      ----
  DEFERRED INCOME TAX ASSETS:
    Foreign tax credits and net
     operating loss carryforwards            $ 6,123   $ 5,276
    Accrued losses and nondeductible
     reserves                                  2,160     3,350
    Accrued compensation                       1,799     1,570
    Restructuring provision                      219     1,056
    Other                                      1,918       991
                                             -------   -------
  Total deferred income tax assets            12,219    12,243
                                             -------   -------

  DEFERRED INCOME TAX LIABILITIES:
   Depreciation                               (5,268)   (4,041)
   Patent defense cost                        (1,833)   (1,643)
   Other                                      (1,044)   (1,112)
                                              -------   -------
  Total deferred income tax liabilities       (8,145)   (6,796)
                                              -------   -------
  DEFERRED TAX ASSET VALUATION ALLOWANCE      (3,066)   (3,266)
                                              -------   -------
   Net deferred income tax assets             $1,008    $2,181
                                            =======   =======

Realization of the deferred tax asset is dependent upon generating sufficient taxable income in the applicable jurisdictions and, in some instances, prior to the expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods, as applicable are reduced.

Subject to the future taxable income on certain of the Company's subsidiaries, the Company has available tax operating loss carryforwards as follows:

                                                    Expiration
        Jurisdiction               Amount              Date
        ------------               ------           ----------
                               (in thousands)

        United Kingdom             $11,475          Indefinite
        France                         254          2001-2002
        U.S. State                   9,154          2004-2010
        U.S. Federal                 1,426          2001-2011

16.  COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases a number of its administrative operations facilities under noncancellable operating leases expiring at various dates through 2020. In addition, the Company leases certain construction and automotive equipment on a multiyear, monthly or daily basis. Rent expense under all operating leases for 1998, 1997 and 1996 was $6,135,000, $9,960,000 and
$8,837,000, respectively.

At December 31, 1998, the future minimum lease payments required under the noncancellable operating leases were as follows (in thousands):

       Year Ending December 31          Minimum Lease Payments
       -----------------------          ----------------------

                 1999                          $ 3,405
                 2000                            2,419
                 2001                            1,678
                 2002                            1,018
                 2003                              509
                 After 2003                        686
                                               -------
                 Total                         $ 9,715
                                               =======

Minimum payments have not been reduced by minimum sublease rentals of $364,000 due in the future under noncancelable subleases.

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

Retirement Plans

The Company maintains profit sharing/401(k) plans which cover substantially all eligible domestic employees. Company profit sharing contributions are discretionary. Under the terms of its 401(k) features, the plan also provides for the Company to contribute 100% of the participating employee's contribution up to 3% of the employee's salary, and 50% of the next 2% of the employee's salary. Total contributions to the domestic plans were $2,885,000, $2,496,000 and $2,447,000 for the years ended
December 31, 1998, 1997 and 1996, respectively.

In addition, certain foreign subsidiaries maintain various other defined contribution retirement plans. Company contributions to such plans for the years ended December 31, 1998, 1997 and 1996, were $103,000, $132,000 and $107,000, respectively.

17.  SEGMENT AND GEOGRAPHIC INFORMATION:

During the fourth quarter of 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders.
It also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available and utilized by economic decision-makers in deciding how to allocate resources and in assessing performance.

The Company has principally three operating segments:
rehabilitation, tunnelling and corrosion and abrasion operations
(Tite Liner). These operating units represent strategic business units that offer distinct products and services and serve different markets.

The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on standalone operating income.

There were no customers which accounted for more than 10% of the Company's revenues during the three years ended December 31, 1998.

Financial information by segment is as follows at December 31
(in thousands):

                                          1998         1997         1996
                                         -------      -------     --------
    Revenues:
      Rehabilitation                     $ 225,192    $ 228,072   $ 237,635
      Tite Liner                            43,430       62,353      28,649
      Tunneling                             32,336       30,215      23,649
                                         ---------    ---------   ---------
          Total revenues               $ 300,958    $ 320,640   $ 289,933
                                       =========    =========   =========
    Operating income:
      Rehabilitation                   $  33,439    $  15,206   $   9,608
      Tite Liner                           2,181        7,831       1,440
      Tunneling                            3,068        1,993       3,298
                                       ---------    ---------   ---------
          Total operating income       $  38,688    $  25,030   $  14,346
                                       =========    =========   =========
    Total assets:
      Rehabilitation                   $ 170,289    $ 155,118   $ 155,442
      Tite Liner                          25,566       34,419      26,908
      Tunneling                           15,914       14,189      14,869
      Corporate                           92,839       94,126      68,283
                                       ---------    ---------   ---------
          Total assets                 $ 304,608    $ 297,852   $ 265,502
                                       =========    =========   =========


Financial information by geographic area is as follows at December 31 (in thousands):

                                          1998         1997         1996
                                         -------      -------     --------
    Revenues:
      United States                      $ 220,090    $ 225,642   $ 221,334
      Europe                                32,986       31,216      32,411
      South America                         19,033       27,205       7,895
      Canada                                17,850       23,386      15,423
      Asia                                   8,899        9,842       6,858
      Other                                  2,100        3,349       6,012
                                       ---------    ---------   ---------
          Total revenues               $ 300,958    $ 320,640   $ 289,933
                                       =========    =========   =========
    Operating income:
      United States                    $  30,155    $  17,227   $  13,012
      Europe                               5,473        1,355      (1,288)
      South America                          736        1,909        (991)
      Canada                               1,294        3,724       2,066
      Asia                                 1,395          401         386
   Other                                   (365)         414       1,161
                                       ---------    ---------   ---------
          Total operating income       $  38,688    $  25,030   $  14,346
                                       =========    =========   =========

    Total assets:
      United States                    $ 226,851    $ 228,102   $ 204,308
      Europe                              45,906       33,272      32,611
      South America                       10,518       12,093       6,263
      Canada                              16,868       20,179      18,541
      Asia                                 4,048        3,541       3,073
      Other                                  417          665         706
                                       ---------    ---------   ---------
          Total assets                 $ 304,608    $ 297,852   $ 265,502
                                       =========    =========   =========
<\TABLE.


18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(In thousands, except per share data)

<CAPTIONS>
                                           1st     2nd      3rd      4th
     Year ended December 31, 1998:
      Revenues                           $63,760  $75,501  $81,047  $80,650
      Operating income                     7,017    9,254   11,784   10,633
      Net income                           3,046    4,409    5,566    4,866
      Basic and diluted earnings
       per share                             .11      .16      .21      .18
     Year ended December 31, 1997:
      Revenues                           $77,082  $75,316  $85,490  $82,752
      Operating income                     4,050    2,513    9,666    8,801(a)
      Income before extraordinary item     1,306      214    4,282    3,842
      Extraordinary loss                    (225)       -        -        -
      Net income                           1,081      214    4,282    3,842(a)
      Basic and diluted earnings per
       share:
        Income before extraordinary item     .05      .01      .16      .14
        Extraordinary loss                  (.01)       -        -        -
        Net income                           .04      .01      .16      .14
(a) See Note 4 for information relative to unusual charges recorded in 1997.

                        INDEX TO EXHIBITS(1)(2)

3.1   - Certificate of Incorporation of the
          Company (Incorporated by reference to
          Exhibit 3(a) to the Quarterly Report
          on Form 10-Q for the quarter ended
          September 30, 1997).

3.2   - By-Laws of the Company.

10.1  - Note Purchase Agreements dated as of
          February 14, 1997 among the Company
          and, respectively, each of the lenders
          (the "Noteholders") listed therein
          (Incorporated by reference to Exhibit
          10.6 to the Annual Report on Form 10-K
          for the year ended December 31, 1996),
          together with First Amendment dated as
          of August 20, 1997, Guaranty Agreement
          dated as of August 20, 1997 by each of
          the subsidiaries named therein to the
          Noteholders, and Intercreditor Agreement dated as of August 20, 1997 among NationsBank, N.A. and the Noteholders (Incorporated by reference to Exhibit 10(a) to the Quarterly
          Report on Form 10-Q for the quarter ended
          September 30, 1997).

10.2  - Supplement No. 1 dated as of March 31, 1998 to
          Intercreditor Agreement among NationsBank,
          N.A. and the Noteholders, together with
          Guaranty Agreement dated as of March 31,
          1998 by Insituform Southwest, Inc. to the
          Noteholders.



----------------------
(1) The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.

(2) Pursuant to Reg. Section does not include certain instruments with respect to long-term debt of the Company and its consolidated subsidiaries not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.

10.3  -  Loan Agreement dated as of August 20, 1997
           between NationsBank, N.A. and the Company, together with Unlimited Guaranty dated as of August 20, 1997 by each of the subsidiaries named therein to NationsBank, N.A. and Contribution Agreement dated August 20, 1997 between NationsBank, N.A. and such guarantors (Incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997) and Amendment
           No. 1 to Loan Agreement (Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 1997).

10.4  -  Amendment No. 2 to Loan Agreement dated as of
           September 15, 1998 between NationsBank, N.A. and the Company, together with Joinder to Unlimited
           Guaranty and Contribution Agreement dated as of March 31, 1998 by Insituform Southwest, Inc. to
           NationsBank, N.A.

10.5  -  Agreement dated July 25, 1997 among Jerome
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

----------------------
(1) The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.

(2) Pursuant to Reg. Section does not include certain instruments with respect to long-term debt of the Company and its consolidated subsidiaries not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.

10.6  -  Severance Agreement dated as of June 19,
          1997 between the Company and Anthony W.
          Hooper (Incorporated by reference to
          Exhibit 10(a) to the Quarterly Report
          on Form 10-Q for the quarter ended
          June 30, 1997).(3)

10.7 - Employment Letter dated July 15, 1998 between the Company and Anthony W.
          Hooper (Incorporated by reference to
          Exhibit 10.1 to the Quarterly Report on
          Form 10-Q for the quarter ended September
          30, 1998).(3)

10.8  -  Employment Agreement dated October 25,
          1995 between the Company and Robert
          W. Affholder (Incorporated by reference
          to Exhibit 2(d) to the Current Report
          on Form 8-K dated October 25, 1995).(3)

10.9  -  Amendment No. 1 dated as of October 25,
          1998 to Employment Agreement between the Company and Robert W. Affholder.(3)

10.10 -  Letter agreement dated as of February 9,
          1999 between the Company and Thomas N.
          Kalishman.(3)

10.11 -  Severance Agreement dated as of June 19,
          1997 between the Company and William A.
          Martin (Incorporated by reference to
          Exhibit 10(b) to the Quarterly Report
          on Form 10-Q for the period ended
          June 30, 1997).(3)


----------------------
(1) The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.

(2) Pursuant to Reg. Section does not include certain instruments with respect to long-term debt of the Company and its consolidated subsidiaries not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.

(3)  Management contract or compensatory plan or arrangement.

10.12 -  Letter agreement dated as of October 9,
          1998 between the Company and William A.
          Martin, together with notice of even
          date therewith from Mr. Martin to the
          Company.(3)

10.13 -  Severance Agreement dated as of June 19,
          1997 between the Company and Robert L.
          Kelley (Incorporated by reference to
          Exhibit 10(c) to the Quarterly Report
          on Form 10-Q for the period ended
          June 30, 1997).(3)

10.14 -  Severance Agreement dated as of March 14,
          1999 between the Company and Robert L.
          Kelley, together with letter agreements
          dated, respectively, November 6, 1998
          and December 18, 1998 between the Company and Mr. Kelley and notice dated as of October 9, 1998 from Mr. Kelley to the
          Company.(3)

10.15 -  Equipment Lease dated as of October 10,
          1989 between A-Y-K-E Partnership and
          Affholder, Inc. (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31,
          1995).

10.16 -  1992 Employee Stock Option Plan of the
          Company (Incorporated by reference to
          Exhibit 10.17 to the Annual Report on Form
          10-K for the year ended December 31, 1997).(3)


----------------------
(1) The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.

(2) Pursuant to Reg. Section does not include certain instruments with respect to long-term debt of the Company and its consolidated subsidiaries not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.

(3)  Management contract or compensatory plan or arrangement.

10.17 -  1992 Director Stock Option Plan of the
        Company (Incorporated by reference to
        Exhibit 10.18 to the Annual Report on Form
        10-K for the year ended December 31, 1997).(3)
10.18 -  Insituform Mid-America, Inc. Stock Option
          Plan, as amended (Incorporated by reference to Exhibit 4(i) to the Registration
          Statement on Form S-8 No. 33-63953).(3)

10.19 -  Senior Management Voluntary Deferred
          Compensation Plan of the Company.(3)

10.20 -  Form of Directors' Indemnification
          Agreement (Incorporated by reference
          to Exhibit 10.47 to the Annual Report
          on Form 10-K for the year ended
          December 31, 1988).(3)

21    -  Subsidiaries of the Company.

23    -  Consent of Arthur Andersen LLP.

24    -  Power of Attorney (See "Power of
          Attorney" in the Annual Report on
          Form 10-K).

27    -  Financial Data Schedule, which is
          submitted electronically to the
          Securities and Exchange Commission
          for information only and not filed.


----------------------
(1) The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.

(2) Pursuant to Reg. Section does not include certain instruments with respect to long-term debt of the Company and its consolidated subsidiaries not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.

(3)  Management contract or compensatory plan or arrangement.