Form 10-Q
period 1999-03-31
INSITUFORM TECHNOLOGIES INC
filed 1999-05-13
CIK 353020

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended            March 31, 1999
                               ---------------------------------
Commission file number                    #0-10786
                      ------------------------------------------

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

                          Yes  X      No
                              ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at May 1, 1999
--------------------------     ---------------------------------
 Class A, Common Stock,               25,484,837 Shares
     $0.01 par value

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

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk


Part II  Other Information and Signatures:

         Item 6.  Exhibits and Reports on Form 8-K


         Signatures


Index to Exhibits

                 PART I. - FINANCIAL INFORMATION
                 -------------------------------
                 ITEM 1. - FINANCIAL STATEMENTS

                  INSITUFORM TECHNOLOGIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)
                                                Unaudited
                                           March 31, 1999  December 31, 1998
                                           --------------  -----------------
ASSETS
  CURRENT ASSETS
  --------------
     Cash and cash equivalents                    $66,834           $76,904
     Trade receivables, less allowance
       for doubtful accounts of $2,957
       and $2,909, respectively                    43,868            52,280
     Retainage under construction contracts        10,684            12,368
     Costs and estimated earnings in excess
       of billings                                 15,475             9,792
     Inventories                                    9,954            11,282
     Prepaid expenses and other                     7,311             7,479
                                                 --------          --------
  TOTAL CURRENT ASSETS                            154,126           170,105
                                                 --------          --------
PROPERTY AND EQUIPMENT, less accumulated
  depreciation                                     54,579            56,421
                                                 --------          --------
OTHER ASSETS
------------
  Goodwill, less accumulated amortization of
    $15,866 and $15,078, respectively              55,770            56,504
  Patents and patent applications, less
    accumulated amortization of $6,030 and
    $5,663, respectively                           10,867            11,172
  Investments in licensees and affiliated
    companies                                       5,127             5,234
  Other                                             5,153             5,172
                                                 --------          --------
  TOTAL OTHER ASSETS                               76,917            78,082
                                                 --------          --------
TOTAL ASSETS                                     $285,622          $304,608
                                                 ========          ========



See accompanying summary of accounting policies and notes to consolidated financial statements.
/TABLE

                  INSITUFORM TECHNOLOGIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)
                                                Unaudited
                                           March 31, 1999  December 31, 1998
                                           --------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES
  -------------------
    Accounts payable and accrued expenses        $34,994            $45,231
    Current maturities of long-term debt
      and notes payable                            2,210              2,918
                                                --------           --------
  TOTAL CURRENT LIABILITIES                       37,204             48,149
  LONG-TERM DEBT, less current maturities        111,632            112,131
  OTHER LIABILITIES                                1,069              1,115
                                                --------           --------
  TOTAL LIABILITIES                              149,905            161,395
                                                --------           --------
  MINORITY INTERESTS                               3,905              3,708
                                                --------           --------
  STOCKHOLDERS' EQUITY
  --------------------
    Preferred stock, undesignated, $.10 par -
      shares authorized 2,000,000; none
      outstanding                                      -                  -
    Common stock, $.01 par - shares authorized
      40,000,000; shares outstanding 27,455,043
      and 27,302,304                                 275                273
    Additional paid-in capital                    70,726             68,931
    Retained earnings                             90,605             86,355
                                                --------           --------
                                                 161,606            155,559
    Treasury stock - 1,893,801 and 991,701
      shares                                     (26,955)           (13,097)
    Cumulative foreign currency translation
      adjustments                                 (2,839)            (2,957)
                                                --------           --------
  TOTAL STOCKHOLDERS' EQUITY                     131,812            139,505
                                                --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $285,622           $304,608
                                                ========           ========



See accompanying summary of accounting policies and notes to consolidated financial statements.
/TABLE

                  INSITUFORM TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
              (in thousands, except share amounts)
                                                        For the Three Months
                                                           Ended March 31,
                                                          1999         1998
                                                          ----         ----
Rehabilitation revenue                                 $71,162      $63,760
Cost of rehabilitation                                  47,012       41,866
                                                      --------     --------
Gross profit                                            24,150       21,894
Selling, administrative and general                     15,222       14,877
                                                      --------     --------
Operating income                                         8,928        7,017
Other expense:
--------------
  Interest expense                                      (2,214)      (2,313)
  Other income                                             927          541
                                                      --------     --------
Total other expense                                     (1,287)      (1,772)
                                                      --------     --------
Income before taxes on income                            7,641        5,245
Taxes on income                                          3,092        2,081
                                                      --------     --------
Income before minority interests and
  equity in earnings                                     4,549        3,164
Minority interests in net income                          (199)         (77)
Equity in earnings of affiliated companies                (100)         (41)
                                                      --------     --------
Net income                                              $4,250       $3,046
                                                      ========     ========
Basic and diluted earnings per share                     $0.16        $0.11
                                                      ========     ========



See accompanying summary of accounting policies and notes to consolidated financial statements.
/TABLE

                  INSITUFORM TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)
                                                        For the Three Months
                                                           Ended March 31,
                                                          1999         1998
                                                          ----         ----
Cash flows from operating activities:
-------------------------------------
Net income                                              $4,250       $3,046

Adjustments to reconcile net income to cash used by
  operating activities:
  Depreciation and amortization                          4,645        4,585
  Miscellaneous                                             35         (452)
  Equity in earnings of affiliated companies               100           41
  Minority interests                                       199           77
  Deferred income taxes                                   (173)         (41)

Changes in operating assets and liabilities, net
  of assets acquired:
  Receivables                                           10,033       11,977
  Costs in excess of billings under construction        (5,683)      (3,757)
  Inventories                                            1,395          586
  Prepaid expenses and other                            (1,307)         571
  Other assets                                             (43)        (240)
  Accounts payable and accruals                         (8,594)      (8,445)
  Income taxes payable                                     105         (354)
                                                       -------       ------
Net cash provided by operating activities                4,962        7,594
                                                       -------       ------
Cash flows from investing activities:
-------------------------------------
  Capital expenditures                                  (1,924)      (3,229)
  Proceeds on disposal of property and equipment           356          968
  Patents and patent applications                          (24)        (156)
                                                       -------       ------
Net cash used by investing activities                   (1,592)      (2,417)
                                                       -------       ------


                           (continued)



See accompanying summary of accounting policies and notes to consolidated financial statements.
/TABLE

                  INSITUFORM TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)

                                                        For the Three Months
                                                           Ended March 31,
                                                          1999         1998
                                                          ----         ----
Cash flows from financing activities:
-------------------------------------
  Proceeds from issuance of common stock                 1,796           33
  Purchases of treasury stock                          (13,858)          -
  Decrease in short-term borrowings                       (466)        (403)
  Repayments of long-term debt                            (700)        (295)
                                                       -------      -------
Net cash used by financing activities                  (13,228)        (655)
                                                       -------      -------
Effect of exchange rates changes on cash                  (212)          35
                                                       -------      -------
Net increase (decrease) in cash and cash
  equivalents for the period                           (10,070)       4,547
                                                       -------      -------
Cash and cash equivalents, beginning of period          76,904       45,734
                                                       -------      -------
Cash and cash equivalents, end of period               $66,834      $50,281
                                                       =======      =======


Supplemental disclosures of cash flows information:
---------------------------------------------------
                                                          1999         1998
                                                          ----         ----
  Cash paid during three months ended March 31, for:
  --------------------------------------------------
    Interest                                            $4,351       $4,469
    Income taxes                                        $2,520       $2,268

  Non-cash investing and financing activities:
  --------------------------------------------
    Deferred consideration for business acquired            -        $1,005



See accompanying summary of accounting policies and notes to consolidated financial statements.
/TABLE

                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                         March 31, 1999


1. GENERAL

   In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999 (unaudited) and the unaudited results of operations and cash flows for the three months ended March 31, 1999 and 1998. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 1998 Annual Report on Form 10-K.

   The results of operations for the three months ended March
   31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2. COMPREHENSIVE INCOME

   For the quarters ended March 31, 1999 and 1998, comprehensive income was $4.4 million and $2.4 million, respectively. The Company's adjustment to comprehensive income consists solely of cumulative foreign currency translation adjustments.

3. EARNINGS PER SHARE

   Earnings per share has been calculated using the following share information:

                                  Three Months Ended March 31,
                                       1999          1998
                                       ----          ----
    Weighted average number of
      common shares used for
      basic EPS                     25,967,417    26,959,238
    Effect of dilutive stock
      options and warrants             385,039        56,597
                                    ----------    ----------
    Weighted average number of
      common shares and dilutive
      potential common stock        26,352,456    27,015,835
                                    ==========    ==========

4. SEGMENT REPORTING

   The Company has principally three operating segments:
   rehabilitation, tunneling and corrosion and abrasion ("Tite
   Liner(R)"). These operating units represent strategic business units that offer distinct products and services and serve different markets.

   The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for purposes of assisting in making internal operating decisions.

   Financial information by segment is as follows (in thousands):

                                  Three Months Ended March 31,
                                       1999          1998
                                       ----          ----
              Revenues
                   Rehabilitation    $55,431       $49,157
                   Tunneling           9,573         6,789
                   Tite Liner          6,158         7,814
                                     -------       -------
              Total Revenues         $71,162       $63,760
                                     =======       =======

              Operating Income
                   Rehabilitation     $8,201        $6,228
                   Tunneling           1,014           658
                   Tite Liner           (287)          131
                                      ------        ------
                                      $8,928        $7,017
                                      ======        ======

5. CURRENT EVENTS

   The Company has delivered notice of termination of its joint venture with Insituform East, Inc. (an unaffiliated licensee) which does business under the name of Midsouth Partners and has terminated Midsouth's Insituform(R) license, both of which Insituform East has disputed. The Company does not expect a material impact on its results of operations as a result of this event.

6. LITIGATION

   The Company is involved in certain litigation incidental to the conduct of its business. In the Company's opinion, none of these proceedings will have a material adverse effect on the Company's financial position, results of operations and liquidity. The financial statements include the estimated amounts of liabilities that are likely to be incurred from these and various other pending litigation and claims.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying consolidated financial statements.

GENERAL
-------
The Company's revenues derive primarily from rehabilitation, tunneling and corrosion and abrasion operations, generated by the Company's subsidiaries conducting business in the United States, Canada, France, the United Kingdom, Chile, Argentina and Mexico, and include product sales to, and royalties and license fees paid by, the Company's 35 unaffiliated Insituform(R) licensees and sub-licensees and its seven unaffiliated NuPipe(R) licensees. During the three years ended December 31, 1998, 1997 and 1996, approximately 63.8%, 62.5% and 69.7%, respectively, of the Company's consolidated revenues related to the Insituform(R) Process.

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

RESULTS OF OPERATIONS
---------------------
Three Months Ended March 31, 1999 Compared to Three Months Ended
March 31, 1998

Total rehabilitation revenues increased 11.6% to $71.2 million from $63.8 million in 1998. The principal reason for the increase was increased volume from the Company's rehabilitation operations in North America and Europe, as well as the Company's tunneling operations, which posted a 41.0% gain compared to the same quarter in the prior year. The Company's corrosion and abrasion operations' revenues for the first quarter 1999 decreased 24.5% compared to the same quarter in the prior year principally due to lower volume in Canada and Chile.

The Company's gross profit from rehabilitation activities increased 10.5% to $24.2 million for first quarter 1999 from $21.9 million in the first quarter of 1998, primarily due to improved gross profit from the Company's North American and European rehabilitation operations. This improvement was offset somewhat by a decrease in gross profit from the Company's corrosion and abrasion operations due to the revenue volume decrease and contracting difficulties in Chile. The overall gross profit margin for first quarter 1999 was 33.9% compared to 34.3% in the first quarter of 1998, primarily due to lower margins achieved in the Company's corrosion and abrasion operations.

In first quarter 1999, selling, administrative and general expenses increased 2.0% to $15.2 million from $14.9 million in the same quarter in the prior year. This increase was due to modest increases in compensation, legal fees, and ongoing costs related to the Company's management information system's improvements. These increases were offset somewhat by cost savings obtained from the reorganization of the Company's corrosion and abrasion operations through elimination of personnel. As a percentage of revenues, selling, administrative and general expenses decreased in the first quarter of 1999 to 19.4% from 21.2% in the comparable quarter of the prior year, reflecting increased revenue volume in 1999.

Interest expense in first quarter 1999 decreased 4.3% to $2.2 million from $2.3 million in first quarter 1998, due primarily to lower revolving credit borrowings in the Company's subsidiaries.

Other income increased in first quarter 1999 to $0.9 million from $0.5 million in first quarter 1998, due principally to increased investment income resulting from more invested cash and cash equivalents in 1999.

The Company's 1999 effective tax rate was 40.5%, as compared to 39.7% in 1998. This increase was principally due to a slightly less favorable mix of income generated in jurisdictions with lower tax rates in 1999 compared to 1998.

As a result of the foregoing, net income for first quarter 1999 increased 43.3% to $4.3 million, representing a 6.0% return on revenue, compared to $3.0 million for first quarter 1998, when a 4.8% return on revenue was achieved.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At March 31, 1999, the balance of cash, U.S. Treasury bills, and short-term investments was $66.8 million, compared to $76.9 million at December 31, 1998. The decrease in cash and cash equivalents in 1999 resulted from operation of the Company's previously reported stock repurchase program, which used cash in the amount of $13.9 million in the first quarter of 1999, along with capital spending of $1.9 million, offset somewhat by the Company's continued strong positive generation of cash from operating activities of $5.0 million. Working capital was $116.9 million at March 31, 1999, compared to $122.0 million at December 31, 1998.

While operating activities generated cash of $5.0 million during the first quarter of 1999, $7.6 million was generated in the first quarter of 1998. The principal reason for the decrease was an unfavorable change in operating assets of $4.1 million during the first quarter of 1999, as compared to a favorable change of $0.3 million during the first quarter of 1998. The unfavorable change in the first quarter of 1999 was due to increases in costs in excess of billings on construction contracts resulting from increased installation activity in March, and decreases in accounts payable and accrued expenses resulting from seasonal payments of interest and compensation expenses.

Trade receivables, together with costs and estimated earnings in excess of billings and retainage under construction contracts, decreased 5.9% to $70.0 million from $74.4 million at December 1998, primarily attributable to stronger management control over collections. The collection cycle for construction receivables is generally longer than that of the Company's manufacturing and royalty operations due to provisions for retainage, often 5% to 15% of the contract amount, as well as the slow internal review processes often employed by the construction subsidiaries' municipal customers. In the United States, retainage receivables are generally received within 60 to 90 days after the completion of a contract.

Capital expenditures were $1.9 million in the first quarter of 1999, compared to $3.2 million in the first quarter of 1998. Capital expenditures generally reflect replacement equipment required by the Company's contracting operations. During the first quarter of 1998, capital expenditures also reflected approximately $0.5 million related to the completion of the Company's new research and development center.

While the Company expects that routine capital spending will continue at the current level in the foreseeable future, the Company has several information system improvement initiatives underway that will require increased expenditures during the next several years. These initiatives, which began principally in 1997, include expenditures of approximately $1.6 million in connection with the installation of an electronic data collection system in each of the Company's North American rehabilitation operations during the course of 1999, of which $0.2 million was spent during the first quarter of 1999. See
"Year 2000" below for information concerning the impact of year
2000 issues on the Company's operations.

Financing activities used $13.2 million in the first quarter of 1999, as compared to cash used of $0.7 million in the first quarter of 1998. In July 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 2,700,000 shares of the Company's class A common stock, $.01 par value, to be made from time to time over five years in open market transactions. The amount and timing of purchases will be dependent upon a number of factors, including the price and availability of the Company's shares, general market conditions and competing alternative uses of funds, and may be discontinued at any time. During the three months ended March 31, 1999, the Company used cash in the amount of $13.9 million for the repurchase of 902,100 shares. The Company has used cash in the cumulative amount of $23.7 million for the repurchase of 1,638,000 shares through March 31, 1999 since inception of the stock repurchase program. The repurchased shares will be held as treasury stock.

In the first quarter of 1999, the Company made principal payments totaling $0.7 million relating to the Company's existing debt, as compared to $0.3 million in the first quarter of 1998. The Company generated $1.8 million from the issuance of common stock from stock options granted to employees, as compared to $33,000 in the first quarter of 1998.

The Company's $110 million principal amount of Senior Notes, Series A, due February 14, 2007 (the "Senior Notes") bear interest, payable semi-annually in August and February of each year, at the rate per annum of 7.88%. Each year, from February 2001 to February 2006, inclusive, the Company will be required to make principal payments of $15.7 million, together with an equivalent payment at maturity. The Senior Notes may be prepaid at the Company's option, in whole or in part, at any time, together with a make whole premium, and upon specified change in control events each holder has the right to require the Company to purchase its Senior Note without any premium thereon.

The Company has a credit agreement (the "Credit Agreement") whereby the lender will make available to the Company, until September 1, 2001 (the "Maturity Date"), a revolving credit line of up to $20,000,000 aggregate principal amount for working capital and permitted acquisitions, including $10,000,000 available for standby and commercial letters of credit.
Interest on outstanding advances accrues, at the election of the Company, at either the lender's prime rate, payable monthly, or its LIBOR rate, plus a margin ranging from .5% to 1.5% depending on the maintenance of certain financial ratios, payable at the end of selected interest periods (from one to six months). Outstanding principal is subject to repayment on the Maturity
Date, except that advances for permitted acquisitions must be repaid within six months after disbursement.

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

In March 1998, the Company completed the acquisition of the entire minority interest in its Chilean subsidiary for an aggregate purchase price of approximately $2.1 million, $1.0 million of which was paid in connection with closing, $0.6 million of which is paid in March 1999, the first anniversary of closing, and the remainder of which is due on the second anniversary of closing. In September 1998, the Company completed its acquisition of 80% of the shares of Video Injection S.A. The purchase price for the these shares was $5.0 million, $2.4 million of which was paid at closing, $1.3 million of which is due on the first anniversary of closing, and $1.3 million of which is due on the second anniversary of closing, such additional installments secured by the Company's letter of credit arrangements. On the fifth anniversary of closing (or earlier, in specified events), the Company will purchase the remaining 20% of the shares of Video Injection pursuant to a formula based on Video Injection's results of operations.

In February 1999, the Company offered $2.50 for each share of outstanding common stock and Class B common stock of Insituform East, Inc. (an aggregate of 4,356,862 shares of which were outstanding on February 1, 1999). In March 1999, the Company withdrew its offer after not receiving any substantive response from Insituform East. The Company has delivered notice of termination of its joint venture with Insituform East which does business under the name Midsouth Partners and has terminated Midsouth's Insituform(R) license, both of which Insituform East has disputed. Various legal proceedings concerning these matters continue.

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

Accordingly, the Company is reviewing its internal computer programs and systems to ensure year 2000 compliance. In 1998, the Company established a project team to address year 2000 risks facing the Company, and its customers and suppliers, and engaged an internationally-recognized consulting firm to assist the team with implementing programs addressing preparedness of the Company. The project team continues to coordinate the identification and implementation of changes to computer hardware and software applications that will attempt to ensure the availability and integrity of the Company's information systems. The project team is also reviewing and analyzing voice and data communications systems, building systems, manufacturing and operations equipment with embedded components (including HVAC, security and fire protection), and field operations equipment to ensure the reliability of operational systems and manufacturing processes, both in North America and in Europe.

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

The Company also faces risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not comply with year 2000 requirements. Principal areas of the Company's review are banking systems (and the effects on receivables, payables and payroll), telecommunications, suppliers to the Company's manufacturing and operating units (such as felt and resin), transportation systems (both inbound and outbound), and customer information systems for order placement and release and payment of invoices. The Company's project team has initiated formal communications with representatives from significant outside parties that transact with the Company to determine the extent to which the Company is vulnerable to failure by them to remediate their own year 2000 issues. In the case of suppliers to the Company's manufacturing and operating units, verification will include site visits. The Company's strategy will entail proactive compliance assessment in the case of these parties when appropriate, as well as maintaining paper records of transactions when advisable and inventory stocks of key materials.

The Company expects to complete its year 2000 compliance program during 1999 and, based on information collected, presently believes that any significant issues within its own operations and facilities will be addressed in a timely manner. However, while the Company has not identified material difficulties presented by its suppliers or in its financial or communications support that are not being addressed, and while the estimated cost of the Company's efforts is not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect.

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

MARKET RISK
-----------
The Company conducts its rehabilitation activities on a worldwide basis, giving rise to exposures related to changes in foreign currency exchange rates. For example, foreign currency exchange rate movements may create a degree of risk to the Company's operations by affecting: (i) the U.S. dollar value of sales made in foreign currencies, and (ii) the U.S. dollar value of costs incurred in foreign currencies. In addition, the Company is exposed to market risks related to changes in interest rates. The Company's objective is to minimize the volatility in earnings and cash flow from these risks.

The Company has selectively used, and will continue to use, forward exchange contracts in order to manage its currency exposure. Forward exchange contracts are executed by the Company only with large, reputable banks and financial institutions and are denominated in currencies of major industrial countries. Given its assessment of such risk, the

Company has not deemed it necessary to offset any interest rate exposure. Furthermore, the Company does not enter into transactions involving derivative financial instruments for speculative trading purposes.

Based on the Company's overall currency exchange rate and interest rate exposure at March 31, 1999, a ten percent weakening in the U.S. dollar across all currencies or ten percent increase in interest rates would not have a material impact on the financial position, results of operations or cash flows of the Company. These effects of hypothetical changes in currency exchange rates and in interest rates, however, ignore other effects the same movement may have arising from other variables, and actual results could differ from the sensitivity calculations of the Company. The Company regularly assesses these variables, establishes policies and business practices to protect against the adverse effects of foreign currency and interest rate fluctuations and does not anticipate any material losses generated by these risks.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

For information concerning this item, see "Item 2.  Management's
Discussion and Analysis of Financial Condition and Results of
Operations - Market Risk," which information is incorporated herein by reference.

                  PART II. - OTHER INFORMATION
                  ----------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   The exhibits filed as part of this Quarterly
Report on Form 10-Q are listed on the annexed Index to Exhibits.

         (b) During the quarter ended March 31, 1999, the Company filed Current Reports on Form 8-K dated, respectively, February 16, 1999, March 2, 1999 and March 10, 1999 reporting its subsequently withdrawn offer to acquire Insituform East, Inc. and its termination of the license to Midsouth Partners, which Insituform East has disputed. No financial statements were filed as part of any such report.

                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INSITUFORM TECHNOLOGIES, INC.



May 13, 1999                   By: s/William A. Martin
                               ---------------------------------
                               William A. Martin
                               Senior Vice President and
                               Principal Financial and
                               Accounting Officer

                        INDEX TO EXHIBITS
                       ------------------


27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.