Form 10-Q
period 1999-06-30
INSITUFORM TECHNOLOGIES INC
filed 1999-08-10
CIK 353020

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended            June 30, 1999
                               ---------------------------------
Commission file number                    #0-10786
                      ------------------------------------------

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

                         (636) 530-8000
----------------------------------------------------------------
       (Registrant's telephone number including area code)


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

                          Yes  X      No
                              ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                  Outstanding at August 1, 1999
--------------------------     ---------------------------------
 Class A Common Stock,                25,400,506 Shares
     $0.01 par value

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

         Item 3.  Quantitative and Qualitative Disclosure
                  About Market Risk

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

         Item 6.  Exhibits and Reports on Form 8-K


         Signatures


Index to Exhibits

                 PART I. - FINANCIAL INFORMATION
                 -------------------------------
                 ITEM 1. - FINANCIAL STATEMENTS

                  INSITUFORM TECHNOLOGIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)
<CAPTIONS>
                                                Unaudited
                                            June 30, 1999  December 31, 1998
                                            -------------  -----------------
ASSETS
  CURRENT ASSETS
  --------------
     Cash and cash equivalents                    $65,258           $76,904
     Trade receivables, less allowance
       for doubtful accounts of $2,899
       and $2,909, respectively                    46,634            52,280
     Retainage under construction contracts        11,018            12,368
     Costs and estimated earnings in excess
       of billings                                 16,954             9,792
     Inventories                                    9,714            11,282
     Prepaid expenses and other                     7,468             7,479
                                                 --------          --------
  TOTAL CURRENT ASSETS                            157,046           170,105
                                                 --------          --------
PROPERTY AND EQUIPMENT, less accumulated
  depreciation                                     53,797            56,421
                                                 --------          --------
OTHER ASSETS
------------
  Goodwill, less accumulated amortization of
    $16,657 and $15,078, respectively              65,807            56,504
  Patents and patent applications, less
    accumulated amortization of $6,360 and
    $5,663, respectively                           10,581            11,172
  Investments in licensees and affiliated
    companies                                       5,126             5,234
  Other                                             4,864             5,172
                                                 --------          --------
  TOTAL OTHER ASSETS                               86,378            78,082
                                                 --------          --------
TOTAL ASSETS                                     $297,221          $304,608
                                                 ========          ========




See accompanying summary of accounting policies and notes to consolidated financial statements.

                  INSITUFORM TECHNOLOGIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)
                                                Unaudited
                                            June 30, 1999  December 31, 1998
                                            -------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES
  -------------------
    Accounts payable and accrued expenses        $45,477            $45,231
    Current maturities of long-term debt
      and notes payable                            1,914              2,918
                                                --------           --------
  TOTAL CURRENT LIABILITIES                       47,391             48,149
  LONG-TERM DEBT, less current maturities        111,597            112,131
  OTHER LIABILITIES                                1,052              1,115
                                                --------           --------
  TOTAL LIABILITIES                              160,040            161,395
                                                --------           --------
  MINORITY INTERESTS                               3,756              3,708
                                                --------           --------
  STOCKHOLDERS' EQUITY
  --------------------
    Preferred stock, undesignated, $.10 par -
      shares authorized 2,000,000; none
      outstanding                                      -                  -
    Common stock, $.01 par - shares authorized
      40,000,000; shares outstanding 25,394,551
      and 27,302,304                                 275                273
    Additional paid-in capital                    71,663             68,931
    Retained earnings                             97,000             86,355
                                                --------           --------
                                                 168,938            155,559
    Treasury stock - 2,151,601 and 991,701
      shares                                     (31,384)           (13,097)
    Cumulative foreign currency translation
      adjustments                                 (4,129)            (2,957)
                                                --------           --------
  TOTAL STOCKHOLDERS' EQUITY                     133,425            139,505
                                                --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $297,221           $304,608
                                                ========           ========




See accompanying summary of accounting policies and notes to consolidated financial statements.

                  INSITUFORM TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
              (in thousands, except share amounts)

                                   For the Three Months  For the Six Months
                                       Ended June 30,       Ended June 30,
                                      1999       1998      1999       1998
                                      ----       ----      ----       ----
Rehabilitation revenue              $85,640    $75,501   $156,802  $139,261
Cost of rehabilitation               56,046     51,067    103,058    92,933
                                   --------   --------   --------  --------
Gross profit                         29,594     24,434     53,744    46,328
Selling, administrative and
    general expenses                 16,761     15,180     31,983    30,057
                                   --------   --------   --------  --------
Operating income                     12,833      9,254     21,761    16,271
Other expense:
--------------
  Interest expense                   (2,230)    (2,243)    (4,444)   (4,556)
  Other income                          618        769      1,545     1,310
                                   --------   --------   --------  --------
Total other expense                  (1,612)    (1,474)    (2,899)   (3,246)
Income before taxes on income        11,221      7,780     18,862    13,025
Taxes on income                       4,607      3,088      7,699     5,169
                                   --------   --------   --------  --------
Income before minority
  interests and equity in earnings    6,614      4,692     11,163     7,856
Minority interests in net income       (237)      (173)      (436)     (250)
Equity in earnings of affiliated
  companies                              16       (110)       (84)     (151)
                                   --------   --------   --------  --------
Net income                           $6,393     $4,409    $10,643    $7,455
                                   ========   ========   ========  ========
Basic earnings per share              $0.25      $0.16      $0.41     $0.28
                                   ========   ========   ========  ========
Diluted earnings per share            $0.25      $0.16      $0.41     $0.27
                                   ========   ========   ========  ========



See accompanying summary of accounting policies and notes to consolidated financial statements.

                  INSITUFORM TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)
                                                         For the Six Months
                                                            Ended June 30,
                                                          1999         1998
                                                          ----         ----
Cash flows from operating activities:
-------------------------------------
Net income                                             $10,643       $7,455

Adjustments to reconcile net income to cash used by
  operating activities:
  Depreciation and amortization                          9,443        9,299
  Miscellaneous                                           (254)         345
  Equity in earnings of affiliated companies                84          151
  Minority interests                                       436          250
  Translation adjustments                               (1,170)        (758)
  Deferred income taxes                                   (166)        (142)

Changes in operating assets and liabilities,
  net of assets acquired:
  Receivables                                            6,813       16,292
  Costs in excess of billings under construction        (7,140)      (4,540)
  Inventories                                            1,899          286
  Prepaid expenses and other                            (1,217)         426
  Other assets                                            (167)         832
  Accounts payable and accruals                            838         (444)
  Income taxes payable                                     564       (3,352)
                                                       -------       ------
Net cash provided by operating activities               20,606       26,100
                                                       -------       ------

Cash flows from investing activities:
-------------------------------------
  Capital expenditures                                  (4,682)      (7,767)
  Proceeds on disposal of property and equipment         1,607          569
  Purchase of business net of cash acquired            (11,771)           -
  Investments in licensees/affiliated companies              -           16
  Patents and patent applications                          (66)        (688)
                                                        -------       ------
Net cash used by investing activities                  (14,912)      (7,870)
                                                        -------       ------


                           (continued)



See accompanying summary of accounting policies and notes to consolidated financial statements.

                  INSITUFORM TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)
                                                         For the Six Months
                                                            Ended June 30,
                                                          1999         1998
                                                          ----         ----
Cash flows from financing activities:
-------------------------------------
  Proceeds from issuance of common stock                 2,734          537
  Purchases of treasury stock                          (18,287)           -
  Increase (decrease) in short-term borrowings            (662)         237
  Repayments of long-term debt                            (824)      (1,286)
                                                       -------      -------
Net cash used by financing activities                  (17,039)        (512)
                                                       -------      -------
Effect of exchange rates changes on cash                  (301)         (33)
                                                       -------      -------
Net increase (decrease) in cash and cash
  equivalents for the period                           (11,646)      17,685
                                                       -------      -------
Cash and cash equivalents, beginning of period          76,904       45,734
                                                       -------      -------
Cash and cash equivalents, end of period               $65,258      $63,419
                                                       =======      =======


Supplemental disclosures of cash flows information:
---------------------------------------------------
                                                          1999         1998
                                                          ----         ----
  Cash paid during six months ended June 30, for:
  --------------------------------------------------
    Interest                                            $4,381       $4,525
    Income taxes                                        $7,129       $5,295

  Non-cash investing and financing activities:
  --------------------------------------------
    Deferred consideration for business acquired             -       $1,105




See accompanying summary of accounting policies and notes to consolidated financial statements.

                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          June 30, 1999


1. GENERAL

   In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1999 (unaudited) and the unaudited results of operations and cash flows for the six months ended June 30, 1999 and 1998. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 1998 Annual Report on Form 10-K.

   The results of operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


2. COMPREHENSIVE INCOME

   For the quarters ended June 30, 1999 and 1998, comprehensive income was $5.1 million and $4.3 million, respectively. For the six months ended June 30, 1999 and 1998, comprehensive income was $9.5 million and $6.7 million, respectively. The Company's adjustment to comprehensive income consists solely of cumulative foreign currency translation adjustments.


3.  EARNINGS PER SHARE

   Earnings per share has been calculated using the following share information:

                                    Three Months Ended June 30,
                                         1999         1998
                                         ----         ----
    Weighted average number of
      common shares used for basic
      EPS                             25,435,941   26,978,379
    Effect of dilutive stock
      options and warrants               551,949      277,636
                                      ----------   ----------
    Weighted average number of
      common shares and dilutive
      potential common stock          25,987,890   27,256,015
                                      ==========   ==========

                                      Six Months Ended June 30,
                                         1999         1998
                                         ----         ----
    Weighted average number of
      common shares used for basic
      EPS                             25,700,211   26,968,862
    Effect of dilutive stock
      options and warrants               470,778      201,482
                                      ----------   ----------
    Weighted average number of
      common shares and dilutive
      potential common stock          26,170,989   27,170,344
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

   Financial information by segment is as follows (in thousands):

                                    Three Months Ended June 30,
                                         1999         1998
                                         ----         ----
         Revenues
             Rehabilitation            $67,279      $56,415
             Tunneling                  11,005        8,809
             Tite Liner                  7,356       10,277
                                       -------      -------
         Total Revenues                $85,640      $75,501
                                       =======      =======

         Operating Income
             Rehabilitation            $11,929       $7,942
             Tunneling                   1,647          880
             Tite Liner                   (743)         432
                                       -------      -------
         Total Operating Income        $12,833       $9,254
                                       =======      =======

                                      Six Months Ended June 30,
                                         1999         1998
                                         ----         ----
         Revenues
              Rehabilitation          $122,710     $105,572
              Tunneling                 20,578       15,598
              Tite Liner                13,514       18,091
                                       -------      -------
         Total Revenues               $156,802     $139,261
                                      ========     ========

         Operating Income
             Rehabilitation            $20,130      $14,170
             Tunneling                   2,661        1,538
             Tite Liner                 (1,030)         563
                                       -------      -------
         Total Operating Income        $21,761      $16,271
                                       =======      =======

5. ACQUISITION

   On June 1, 1999, the Company completed its acquisition of all of the shares of Riooltechnieken Nederland B.V., its exclusive licensee of the Insituform(R) Process in the Netherlands, from BFI Holdings B.V. The purchase price was NGL 25 million (approximately US$11.8 million), which was paid in cash at closing.

6. CURRENT EVENTS

   On July 20, 1999, the Company entered into a settlement agreement with Insituform East, Inc. ("East") and its affiliates, providing for dismissal of the pending actions before the Delaware Chancery Court and the American Arbitration Association involving the parties and their joint venture doing business under the name Midsouth Partners ("Midsouth"). The Company has accounted for losses in Midsouth, which was 57.5% owned by the Company and its subsidiary, on the equity method, as a consequence of Midsouth's management by a seven-member management committee controlled by East.

   Under the settlement, the Company and its subsidiary withdrew as partners in Midsouth, and the licenses from the Company to Midsouth with respect to the Insituform(R) process and the NuPipe(R) process were terminated. Pursuant to the settlement, East will pay to the Company an amount equal to the book value of the interests of the Company and its subsidiary in Midsouth, and will repay to the Company outstanding loans to Midsouth in the amount of $400,000. Under the settlement, the Company and its affiliates and licensees may operate in Midsouth's former exclusive territory (consisting of Tennessee and portions of Mississippi and Kentucky) without any obligation to East or its affiliates.

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

GENERAL
-------
The Company's revenues derive primarily from rehabilitation, tunneling and corrosion and abrasion operations, generated by the Company's subsidiaries conducting business in the United States, Canada, France, the United Kingdom, Chile, Argentina and Mexico, and include product sales to, and royalties and license fees paid by, the Company's unaffiliated Insituform(R)licensees and sub-licensees and its unaffiliated NuPipe(R) licensees. During the three years ended December 31, 1998, 1997 and 1996, approximately 63.8%, 62.5% and 69.7%, respectively, of the Company's consolidated revenues related to the Insituform(R) Process.

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

RESULTS OF OPERATIONS
---------------------
Three and Six Months Ended June 30, 1999 and 1998

Total revenues for the second quarter increased 13.3% to $85.6 million from $75.5 million in 1998, which contributed to an increase in revenues for the first half of 1999 of 12.6% to $156.8 million from $139.3 million in the first half of 1998. The majority of the increased volume for the second quarter continued to come from the Company's installation operations within North America and Europe in addition to tunneling operations. The Company's Titeliner revenues for second quarter 1999 decreased 28.4% compared to the same quarter in the prior year, and decreased 25.3% for the first half of 1999 compared to the same period in the prior year. This decline continued principally due to lower volume in Canada and Chile.

The Company's gross profit during the second quarter increased 21.3% to $29.6 million from $24.4 million in the second quarter of 1998, and during the first half of 1999 increased 16.0% to $53.7 million from $46.3 million during the first half of 1998, primarily due to increased revenues as well as increased profitability from the Company's North American and European rehabilitation operations as well as the tunneling operations. The improvement in rehabilitation operations was offset somewhat by a decrease in gross profit from the Company's corrosion and abrasion operations due to the revenue volume decrease and continued project difficulties in Chile. The overall gross profit margin for second quarter 1999 was 34.6% compared to 32.4% in the second quarter of 1998 and for the first half of 1999 was 34.3% compared to 33.3% in the prior year.

In second quarter 1999, selling, administrative and general expenses increased 10.5% to $16.8 million from $15.2 million in the same quarter in the prior year, and for the first half of 1999 increased 6.3% to $32.0 million from $30.1 million in the same period in the prior year. This increase was primarily due to increased costs related to North American rehabilitation administration. In addition, at the corporate level there were increased costs in compensation, legal and consulting fees, and ongoing costs related to the Company's management information system's improvements. Also, amortization of goodwill increased, which was a result of acquiring the installation operation in the Netherlands. As a percentage of revenues, selling, administrative and general expenses decreased in the second quarter of 1999 to 19.6% from 20.1% in the comparable quarter of the prior year and for the first half of 1999 decreased to 20.4% from 21.6% in first half of 1998. This decrease is primarily attributable to revenue volume increasing at a faster rate than selling, administrative and general expenses.

Interest expense in second quarter 1999 remained relatively flat with second quarter 1998 due to virtually no change in outstanding debt. For the first half of 1999, interest expense decreased 2.5% to $4.4 million from $4.6 million in the prior year, due primarily to lower revolving credit borrowings in the Company's subsidiaries.

Other income decreased in second quarter 1999 to $0.6 million from $0.8 million in second quarter 1998, due principally to lower investment income resulting from lower interest rates. Despite a decrease in second quarter 1999, other income for the first half of 1999 increased to $1.5 million from $1.3 million in the first half of 1998 due primarily to increased invested cash and cash equivalents.

In the second quarter of 1999, taxes on income increased to $4.6 million from $3.1 million in 1998 due principally to the increase in income before taxes on income of $3.5 million from the second quarter of 1998. In the first half of 1999, taxes on income increased 49% to $7.7 million from $5.8 million due principally to the increase in income before taxes on income of $2.5 million from the first half of 1998.

As a result of the foregoing, net income for second quarter 1999 increased 45.0% to $6.4 million, representing a 7.5% return on revenue, compared to $4.4 million for second quarter 1998, when a 5.8% return on revenue was achieved. For the first half of 1999, net income was $10.6 million, or a 6.8% return on revenue, compared to $7.5 million in the first half of 1998, when a 5.4% return on revenue was achieved.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At June 30, 1999, the balance of cash, U.S. Treasury bills, and short-term investments was $65.3 million, compared to $76.9 million at December 31, 1998. The decrease in cash and cash equivalents in 1999 resulted from operation of the Company's previously reported stock repurchase program, which used cash in the amount of $18.3 million in the first half of 1999. Also, there were cash outlays for capital spending of $4.7 million, and $11.8 million for the acquisition of the Netherlands operations, offset somewhat by the Company's continued strong positive generation of cash from operating activities of $20.6 million. Working capital was $109.7 million at June 30, 1999, compared to $122.0 million at December 31, 1998.

While operating activities generated cash of $20.6 million during the first half of 1999, $26.1 million was generated in the first half of 1998. The principal reason for the decrease was a smaller favorable change in operating assets and liabilities of $1.6 million during the first half of 1999, as compared to a favorable change of $9.5 million during the first half of 1998.

Trade receivables, together with costs and estimated earnings in excess of billings and retainage under construction contracts, increased only slightly to $74.6 million from $74.4 million at December 1998, primarily attributable to stronger management control over collections. The collection of installation receivables involves contractual provisions for retainage by the project owner, often 5% to 15% of the contract amount, which extends the collection process. Collections are also sometimes further prolonged by the slow internal review processes often employed by the Company's municipal customers. In the United States, retainage receivables are generally received within 60 to 90 days after the completion of a contract.

Capital expenditures were $4.7 million in the first half of 1999, compared to $7.8 million in the first half of 1998. Capital expenditures generally reflect replacement equipment required by the Company's installation operations. During the first half of 1998, capital expenditures also reflected approximately $0.5 million related to the completion of the Company's new research and development center.

While the Company expects that routine capital spending will continue at the current level in the foreseeable future, the Company has several information system improvement initiatives underway that will require increased expenditures during the next several years. These initiatives, which began principally in 1997, include expenditures of approximately $1.6 million in connection with the installation of an electronic data collection system in each of the Company's North American rehabilitation operations during the course of 1999, of which $1.0 million was spent during the first half of 1999. See "Year 2000" below for information concerning the impact of year 2000 issues on the Company's operations. In addition, during the second half of 1999, the Company plans to increase expenditures related to field crew capacity expansion to meet rising volume demands.

On June 1, 1999, the Company completed its acquisition of all of the shares of Riooltechnieken Nederland B.V., its exclusive licensee of the Insituform process in the Netherlands, from BFI Holdings, B.V. The purchase price was NGL 25 million (approximately $11.8 million), which was paid in cash at closing. Included in the acquisition was a 10% stockholding owned by the licensee in Insituform Linings PLC, a joint venture between the Company and certain European licensees, which manufactures the Insituform tubes used by the Company's operations and licensees in Europe and Asia.

Financing activities used $17.0 million in the first half of 1999, as compared to cash used of $0.5 million in the first half of 1998. In July 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 2,700,000 shares of the Company's class A common stock, $.01 par value, to be made from time to time over five years in open market transactions. The amount and timing of purchases will be dependent upon a number of factors, including the price and availability of the Company's shares, general market conditions and competing alternative uses of funds, and may be discontinued at any time. During the first half of 1999, the Company used cash in the amount of $18.3 million for the repurchase of 1,159,900 shares. The Company has used cash in the cumulative amount of $28.1 million for the repurchase of 1,895,800 shares through June 30, 1999 since inception of the stock repurchase program. The repurchased shares will be held as treasury stock.

In the first half of 1999, the Company made principal payments totaling $0.8 million relating to the Company's existing debt, as compared to $1.3 million in the first half of 1998. The Company generated $2.7 million from the issuance of common stock from stock options granted to employees, as compared to $0.5 million in the first half of 1998.

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

In July 1999, the Company borrowed EUR 5,672,000 in order to refinance a portion of the purchase price for its Netherlands licensee. Such amount is repayable in seven equal installments annually on each July 31, and accrues interest, payable quarterly, at the rate of 5.5% per annum.

On July 20, 1999, the Company entered into a settlement agreement with Insituform East, Inc. ("East") and its affiliates, providing for dismissal of the pending actions before the Delaware Chancery Court and the American Arbitration Association involving the parties and their joint venture doing business under the name Midsouth Partners ("Midsouth"). Under the Agreement, the Company and its subsidiary withdrew as partners in Midsouth, and the licenses from the Company to Midsouth with respect to the Insituform process and the NuPipe process were terminated. Pursuant to the Agreement, East will pay to the Company an amount equal to the book value of the interests of the Company and its subsidiary in Midsouth, and will repay to the Company outstanding loans to Midsouth in the amount of $400,000.

The Agreement expressly provides that the Company and its affiliates and licensees may operate in Midsouth's former exclusive territory (consisting of Tennessee and portions of Mississippi and Kentucky) without any obligation to East or its affiliates. Under the Agreement, a subsidiary of East retains a non-exclusive right in Midsouth's former territory to utilize the cured-in-place process and technology in the condition and state as commercially practiced under license on the date of settlement. The Agreement further provides that such subsidiary:
(i) retains no rights to use the trademark "Insituform"; (ii) is not entitled to receive from the Company any further improvements or modifications to the cured-in-place process or technology, nor any technical or marketing support; and (iii) may not use any of the rights granted outside of such territory unless such use is inadvertent and de minimis. Any breach of the foregoing limitations results in immediate abrogation of the rights granted.

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

The Company also faces risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not comply with year 2000 requirements. Principal areas of the Company's review are banking systems (and the effects on receivables, payables and payroll), telecommunications, suppliers to the Company's manufacturing and operating units (such as felt and resin), transportation systems (both inbound and outbound), and customer information systems for order placement and release and payment of invoices. The

Company's project team has had formal communications with representatives from significant outside parties that transact with the Company to determine the extent to which the Company is vulnerable to failure by them to remediate their own year 2000 issues. In the case of suppliers to the Company's manufacturing and operating units, verification includes site visits. The Company's strategy entails proactive compliance assessment in the case of these parties when appropriate, as well as maintaining paper records of transactions when advisable and inventory stocks of key materials.

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

Based on the Company's overall currency exchange rate and interest rate exposure at June 30, 1999, a ten percent weakening in the U.S. dollar across all currencies or ten percent increase in interest rates would not have a material impact on the financial position, results of operations or cash flows of the Company. These effects of hypothetical changes in currency exchange rates and in interest rates, however, ignore other effects the same movement may have arising from other variables, and actual results could differ from the sensitivity calculations of the Company. The Company regularly assesses these variables, establishes policies and business practices to protect against the adverse effects of foreign currency and interest rate fluctuations and does not anticipate any material losses generated by these risks.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
RISK

For information concerning this item, see "Item 2. Management's
Discussion and Analysis of Financial Condition and Results of
Operations - Market Risk," which information is incorporated herein by reference.

                  PART II. - OTHER INFORMATION
                  ----------------------------

ITEM 1.  LEGAL PROCEEDINGS

         AM-Liner Proceeding. In previously reported patent infringement proceedings brought by the Company in the United States District Court for the Northern District of California against AM-Liner USA, Inc., American Pipe & Plastics Inc. ("APP") and J.F. Pacific Liners, Inc. (Civil Action No. C-95-01511 CAL), the court in May 1999 entered an amended judgment against the defendants in a total amount of $3,491,000, including pre-judgment interest and costs. The defendants filed an amended appeal bond in an amount of the amended judgment plus ten per cent. The Company has filed a cross-appeal from the portion of the amended judgment that calculates the amount of damages. The Company is not able to predict the likelihood of any recovery from the defendants of amounts awarded or its cross-appeal. The Company has commenced a further patent infringement proceeding against APP and its licensee, Sancon Engineering, Inc., in the Central District of California (Civil Action No. SACV 99-909 DOC (EEx)) alleging that APP's processes infringe one aspect of an additional patent held by the Company.

         Ultraliner Proceedings. In May 1999, the Company commenced an action against Ultraliner, Inc. ("Ultraliner") and its licensee, HydroTech, Inc. ("HydroTech"), in the United States District Court for the Northern District of California (Civil Action No. C-99-2429 CAL), alleging infringement by the defendants of six of the Company's NuPipe(R) patents in connection with Ultraliner's manufacture and sale of its fold and formed pipe liner and its installation by HydroTech. Ultraliner has subsequently served its summons and complaint on the Company with respect to an action in the Central District of Tennessee for a declaration of invalidity of the Company's U.S. patent no. 4,867,921 covering the NuPipe(R) installation process. Pursuant to the Company's motion, in July 1999 the court ruled that the action should be transferred to the Northern District of California.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)  On May 26, 1999, the Company convened its Annual
Meeting of Stockholders (the "Annual Meeting").

         (b) Not applicable because (i) proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 together with the Company's Proxy Statement dated April 19, 1999 (the "Proxy Statement");
(ii) there was no solicitation in opposition to management's nominees as listed in the Proxy Statement and (iii) all of such nominees were elected.

         (c) At the Annual Meeting, the stockholders voted in favor of a proposal to approve an amendment to the By-Laws of the Company providing procedures for nominations for election of directors and the filling of vacancies on the Board of Directors. The holders of 20,064,738 shares voted in favor of, the holders of 93,349 shares voted against, the holders of 108,702 shares abstained and there were 2,452,024 broker non-votes with respect to approval of such proposal.

         At the Annual Meeting, the stockholders voted in favor of a proposal to approve an amendment of the Certificate of Incorporation of the Company in order to conform the filling of vacancies on the Board of Directors to the procedures set forth in the By-Laws of the Company. The holders of 20,063,245 shares voted in favor of, the holders of 93,662 shares voted against, the holders of 109,902 shares abstained and there were 2,452,004 broker non-votes with respect to approval of such proposal.

         At the Annual Meeting, the stockholders voted in favor of management's nominees for election as directors of the Company. The holders of 22,483,261 shares voted in favor of, and holders of 235,552 shares withheld their vote for, the election of Robert W. Affholder; the holders of 22,484,001 shares voted in favor of, and holders of 234,812 shares withheld their vote for, the election of Paul A. Biddelman; the holders of 22,483,514 shares voted in favor of, and holders of 235,299 shares withheld their vote for, the election of Stephen P. Cortinovis; the holders of 22,483,461 shares voted in favor of, and holders of 235,352 shares withheld their vote for, the election of Anthony W. Hooper; the holders of 22,483,294 shares voted in favor of, and holders of 235,519 shares withheld their vote for, the election of Thomas N. Kalishman; the holders of 22,483,423 shares voted in favor of, and holders of 235,390 shares withheld their vote for, the election of Silas Spengler; the holders of 22,483,332 shares voted in favor of, and holders of 235,481 shares withheld their vote for, the election of Sheldon Weinig; the holders of 22,484,011 shares voted in favor of, and holders of 234,802 shares withheld their vote for, the election of Russell B. Wight, Jr.; and the holders of 22,483,514 shares voted in favor of, and holders of 235,299 shares withheld their vote for, the election of Alfred L. Woods.

         (d)  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The exhibits filed as part of this Quarterly
Report on Form 10-Q are listed on the annexed Index to Exhibits.

         (b) During the quarter ended June 30, 1999, the Company filed a Current Report on Form 8-K dated May 28, 1999 which, under "Item 5. Other Events" thereunder, reported (x) modifications to the license from Ashimori Industry Co. Ltd., and (y) completion of the acquisition of the exclusive licensee of the Insituform process in the Netherlands. In addition, the Company has filed a Current Report on Form 8-K dated July 20, 1999 which, under "Item 5. Other Events" thereunder, reported the settlement agreement between the Company and Insituform East, Inc. and its affiliates. No financial statements were filed as part of any such report.

                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INSITUFORM TECHNOLOGIES, INC.



August 9, 1999                 By: s/William A. Martin
                               ---------------------------------
                               William A. Martin
                               Senior Vice President and
                               Principal Financial and
                               Accounting Officer

                        INDEX TO EXHIBITS
                       ------------------


3.1 -  Restated Certificate of Incorporation of the Company

3.2 -  By-laws of the Company

27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed