Form 10-Q
period 1999-09-30
INSITUFORM TECHNOLOGIES INC
filed 1999-11-15
CIK 353020

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended            September 30, 1999
                               ---------------------------------
Commission file number                    #0-10786
                      ------------------------------------------

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

                          Yes  X      No
                              ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                 Outstanding at November 1, 1999
--------------------------     ---------------------------------
 Class A Common Stock,                25,127,259 Shares
     $0.01 par value

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

         Item 6.  Exhibits and Reports on Form 8-K


         Signatures


Index to Exhibits

                 PART I. - FINANCIAL INFORMATION
                 -------------------------------
                 ITEM 1. - FINANCIAL STATEMENTS

                  INSITUFORM TECHNOLOGIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)
                                                Unaudited
                                       September 30, 1999  December 31, 1998
                                       ------------------  -----------------
ASSETS
  CURRENT ASSETS
  --------------
     Cash and cash equivalents                    $79,803           $76,904
     Trade receivables, less allowance
       for doubtful accounts of $3,082
       and $2,909, respectively                    49,359            52,280
     Retainage under construction contracts        12,991            12,368
     Costs and estimated earnings in excess
       of billings                                 14,701             9,792
     Inventories                                   10,258            11,282
     Prepaid expenses and other                     8,273             7,479
                                                 --------          --------
  TOTAL CURRENT ASSETS                            175,385           170,105

PROPERTY AND EQUIPMENT, less accumulated
  depreciation                                     53,934            56,421

OTHER ASSETS
------------
  Goodwill, less accumulated amortization of
    $17,537 and $15,078, respectively              64,926            56,504
  Patents and patent applications, less
    accumulated amortization of $6,596 and
    $5,663, respectively                            9,104            11,172
  Investments in licensees and affiliated
    companies                                       4,304             5,234
  Other                                             4,624             5,172
                                                 --------          --------
  TOTAL OTHER ASSETS                               82,958            78,082
                                                 --------          --------
TOTAL ASSETS                                     $312,277          $304,608
                                                 ========          ========



See accompanying summary of accounting policies and notes to consolidated financial statements.

                  INSITUFORM TECHNOLOGIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)
                                                Unaudited
                                       September 30, 1999  December 31, 1998
                                       ------------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES
  -------------------
    Accounts payable and accrued expenses        $51,249            $45,231
    Current maturities of long-term debt
      and notes payable                            2,717              2,918
                                                --------           --------
  TOTAL CURRENT LIABILITIES                       53,966             48,149
  LONG-TERM DEBT, less current maturities        115,507            112,131
  OTHER LIABILITIES                                1,032              1,115
                                                --------           --------
  TOTAL LIABILITIES                              170,505            161,395
  MINORITY INTERESTS                               3,957              3,708
  STOCKHOLDERS' EQUITY
  --------------------
    Preferred stock, undesignated, $.10 par -
      shares authorized 2,000,000; none
      outstanding                                      -                  -
    Common stock, $.01 par - shares authorized
      40,000,000; shares outstanding 27,608,852
      and 27,302,304                                 276                273
    Additional paid-in capital                    72,351             68,931
    Retained earnings                            104,986             86,355
                                                --------           --------
                                                 177,613            155,559
    Treasury stock - 2,374,301 and 991,701
      shares                                     (35,969)           (13,097)
    Cumulative foreign currency translation
      adjustments                                 (3,829)            (2,957)
                                                --------           --------
  TOTAL STOCKHOLDERS' EQUITY                     137,815            139,505
                                                --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $312,277           $304,608
                                                ========           ========



See accompanying summary of accounting policies and notes to consolidated financial statements.

                  INSITUFORM TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
              (in thousands, except share amounts)
                                  For the Three Months  For the Nine Months
                                   Ended September 30,  Ended September 30,
                                     1999       1998      1999       1998
                                     ----       ----      ----       ----
Revenue                            $93,251    $81,047   $250,053  $220,308
Cost of revenue                     60,702     54,664    163,760   147,597
                                  --------   --------   --------  --------
Gross profit                        32,549     26,383     86,293    72,711
Selling, administrative and
    general expenses                16,915     14,599     48,898    44,656
                                  --------   --------   --------  --------
Operating income                    15,634     11,784     37,395    28,055
Other expense:
--------------
  Interest expense                  (2,269)    (2,312)    (6,713)   (6,868)
  Other income                         624        701      2,169     2,011
                                  --------   --------   --------  --------
Total other expense                 (1,645)    (1,611)    (4,544)   (4,857)
Income before taxes on income       13,989     10,173     32,851    23,198
Taxes on income                      5,975      4,094     13,674     9,263
                                  --------   --------   --------  --------
Income before minority
  interests and equity in earnings   8,014      6,079     19,177    13,935
Minority interests in net income      (202)      (331)      (638)     (581)
Equity in earnings of affiliated
  companies                            174       (182)        90      (333)
                                  --------   --------   --------  --------
Net income                          $7,986     $5,566    $18,629   $13,021
                                  ========   ========   ========  ========
Basic earnings per share             $0.31      $0.21      $0.73     $0.48
                                  ========   ========   ========  ========
Diluted earnings per share           $0.31      $0.21      $0.71     $0.48
                                  ========   ========   ========  ========



See accompanying summary of accounting policies and notes to consolidated financial statements.

                  INSITUFORM TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)
                                                         For the Nine Months
                                                         Ended September 30,
                                                          1999         1998
                                                          ----         ----
Cash flows from operating activities:
-------------------------------------
Net income                                             $18,629      $13,021

Adjustments to reconcile net income to cash used by
operating activities:
  Depreciation and amortization                         13,893       15,294
  Miscellaneous                                            103          313
  Equity in earnings of affiliated companies               (90)         333
  Minority interests                                       638          581
  Translation adjustments                                 (872)        (751)
  Deferred income taxes                                   (244)        (200)

Changes in operating assets and liabilities, net of
assets acquired:
  Receivables                                            2,019        6,519
  Costs and estimated earnings in excess of billings    (4,885)      (2,573)
  Inventories                                            1,158          476
  Prepaid expenses and other                            (1,823)         677
  Other assets                                             (62)         989
  Accounts payable and accrued expenses                  5,865       (5,337)
                                                       -------       ------
Net cash provided by operating activities               34,329       29,342

Cash flows from investing activities:
-------------------------------------
  Capital expenditures                                  (7,957)      (9,996)
  Proceeds on disposal of property and equipment         1,791          803
  Purchase of business, net of cash acquired           (11,775)      (1,444)
  Investments in licensees and affiliated companies      1,171           76
  Patents and patent applications                        1,090         (935)
                                                       -------       ------
Net cash used by investing activities                  (15,680)     (11,496)



                           (continued)



See accompanying summary of accounting policies and notes to consolidated financial statements.

                  INSITUFORM TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (in thousands)
                                                         For the Nine Months
                                                         Ended September 30,
                                                          1999         1998
                                                          ----         ----
Cash flows from financing activities:
-------------------------------------
  Proceeds from issuance of common stock                 3,422          774
  Purchases of treasury stock                          (22,872)      (7,906)
  Decrease in short-term borrowings                       (659)        (131)
  Proceeds from long-term debt                           6,128            -
  Repayments of long-term debt                          (2,186)      (1,547)
                                                      --------     --------

Net cash used by financing activities                  (16,167)      (8,810)
Effect of exchange rates changes on cash                   417           75
                                                      --------     --------
Net increase in cash and cash equivalents for
  the period                                             2,899        9,111
                                                      --------     --------
Cash and cash equivalents, beginning of period          76,904       45,734
                                                      --------     --------
Cash and cash equivalents, end of period               $79,803      $54,845
                                                      ========     ========


Supplemental disclosures of cash flows information:
---------------------------------------------------
                                                          1999         1998
                                                          ----         ----
  Cash paid during nine months ended September 30, for:
  -----------------------------------------------------
    Interest                                            $8,730       $8,945
    Income taxes                                       $10,984       $9,079

  Non-cash investing and financing activities:
  --------------------------------------------
    Deferred consideration for business acquired             -       $3,571



See accompanying summary of accounting policies and notes to consolidated financial statements.

                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                       September 30, 1999
1. GENERAL

   In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999 (unaudited), the unaudited results of operations for the three and nine months ended September 30, 1999 and 1998, and the cash flows for the nine months ended September 30, 1999 and 1998. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 1998 Annual Report on Form 10-K.

   The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2. COMPREHENSIVE INCOME

   For the quarters ended September 30, 1999 and 1998, comprehensive income was $8.3 million and $5.4 million, respectively. For the nine months ended September 30, 1999 and 1998, comprehensive income was $17.8 million and $12.1 million, respectively. The Company's adjustment to comprehensive income consists solely of cumulative foreign currency translation adjustments.

3.  EARNINGS PER SHARE

   Earnings per share has been calculated using the following share information:
                               Three Months Ended September 30,
                                         1999         1998
                                         ----         ----
    Weighted average number of
      common shares used for basic
      EPS                             25,365,394   26,780,368
    Effect of dilutive stock
      options and warrants               689,026      332,828
                                      ----------   ----------
    Weighted average number of
      common shares and dilutive
      potential common stock          26,054,420   27,113,196
                                      ==========   ==========

                                Nine Months Ended September 30,
                                         1999         1998
                                         ----         ----
    Weighted average number of
      common shares used for basic
      EPS                             25,587,396   26,905,340
    Effect of dilutive stock
      options and warrants               579,899      243,891
                                      ----------   ----------
    Weighted average number of
      common shares and dilutive
      potential common stock          26,167,295   27,149,232
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

   Financial information by segment is as follows (in thousands):

                                Three Months Ended September 30,
                                         1999         1998
                                         ----         ----
         Revenues
             Rehabilitation            $78,176      $58,758
             Tunneling                  10,059        8,225
             Tite Liner(R)               5,016       14,064
                                       -------      -------
         Total Revenues                $93,251      $81,047
                                       =======      =======

         Operating Income
             Rehabilitation            $15,013      $10,158
             Tunneling                   1,332          892
             Tite Liner(R)                (711)         734
                                       -------      -------
         Total Operating Income        $15,634      $11,784
                                       =======      =======

                                 Nine Months Ended September 30,
                                         1999         1998
                                         ----         ----
         Revenues
              Rehabilitation          $200,886     $164,316
              Tunneling                 30,637       23,823
              Tite Liner(R)             18,530       32,169
                                       -------      -------
         Total Revenues               $250,053     $220,308
                                      ========     ========

         Operating Income
             Rehabilitation            $35,143      $24,328
             Tunneling                   3,993        2,430
             Tite Liner(R)              (1,741)       1,297
                                       -------      -------
         Total Operating Income        $37,395      $28,055
                                       =======      =======

5.  ACQUISITION

   In June 1999, the Company completed its acquisition of all of the shares of Riooltechnieken Nederland B.V., its exclusive licensee of the Insituform(R) Process in the Netherlands, from BFI Holdings B.V. The purchase price was NGL 25 million (approximately US$11.8 million), which was paid in cash at closing.

6.  CURRENT EVENTS

   In July 1999, the Company entered into a settlement agreement with Insituform East, Inc. ("East") and its affiliates, providing for dismissal of the pending actions before the Delaware Chancery Court and the American Arbitration Association involving the parties and their joint venture doing business under the name Midsouth Partners ("Midsouth"). Under the settlement, the Company and its subsidiary withdrew as partners in Midsouth, and the licenses from the Company to Midsouth with respect to the Insituform(R) process and the NuPipe(R) process were terminated. Pursuant to the settlement, East paid to the Company an amount equal to the book value of the interests of the Company and its subsidiary in Midsouth ($1.2 million), and paid to the Company outstanding loans to Midsouth (in the amount of $400,000). Under the settlement, the Company and its affiliates and licensees may operate in Midsouth's former exclusive territory (consisting of Tennessee and portions of Mississippi and Kentucky) without any obligation to East or its affiliates.

7. LITIGATION

   On October 6, 1999, the Company announced the settlement of patent infringement proceedings initiated by the Company against J.F. Pacific Liners, Inc., American Pipe & Plastics, Inc. ("APP"), and AM-Liner USA, Inc. ("AM-Liner"). The court had previously found that the defendants had infringed one or more patents owned by the Company relating to the NuPipe(R) pipe rehabilitation process, issued a permanent injunction against the defendants and assessed damages in favor of the Company. Under the terms of the settlement, the defendants acknowledged the validity of the Company's patents and agreed not to challenge their validity in the future. AM-Liner and APP further agreed to pay the Company $2.7 million, of which $1.2 million was paid immediately and the balance (secured by a letter of credit) over 42 months. Such payments will be recognized over the remaining life of the patents.

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

GENERAL
-------
The Company's revenues are derived primarily from rehabilitation, tunneling and Tite Liner(R) operations, generated by the Company's subsidiaries conducting business in the United States, Canada, France, the United Kingdom, Chile, Argentina and Mexico, and include product sales to, and royalties and license fees paid by, the Company's unaffiliated Insituform(R) licensees and sub-licensees and its unaffiliated NuPipe(R) licensees. During the three years ended December 31, 1998, 1997 and 1996, approximately 63.8%, 62.5% and 69.7%, respectively, of the Company's consolidated revenues related to the Insituform(R) Process.

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

RESULTS OF OPERATIONS
---------------------
Three and Nine Months Ended September 30, 1999 and 1998

Total revenues for the third quarter increased 15.1% to $93.3 million from $81.0 million in 1998, which contributed to an increase in revenues for the first nine months of 1999 of 13.5% to $250.1 million from $220.3 million in the prior year. The majority of the increased volume for the third quarter and nine-month period continued to come from the Company's installation operations within North America and Europe in addition to tunneling operations. The Company's Tite Liner(R) operation's revenues for third quarter 1999 decreased 55.4% compared to the same quarter in the prior year, and decreased 33.3% for the first nine months compared to the same period in the prior year. This decline is due to lower volume in the United States, Canada and South America.

The Company's gross profit during the third quarter increased 23.4% to $32.5 million from $26.4 million in the third quarter of 1998, and for the first nine months of 1999 increased 18.7% to $86.3 million from $72.7 million during the first nine months of 1998. This increase was due to increased revenues as well as increased profitability from the Company's North American and European rehabilitation operations as well as the tunneling operations. The improvement in rehabilitation operations was offset somewhat by a decrease in gross profit from the Company's Tite Liner(R) operations due to the revenue volume decrease as well as decreased profitability. The overall gross profit margin for third quarter 1999 was 34.9% compared to 32.6% in the third quarter of 1998 and for the first nine months of 1999 was 34.5% compared to 33.0% in the prior year. This improved profitability for the third quarter and the first nine months was due to improved efficiencies in the North American rehabilitation and tunneling operations.

For the third quarter, selling, administrative and general expenses increased 15.9% to $16.9 million from $14.6 million in the same quarter in the prior year, and for the first nine months of 1999 increased 9.5% to $48.9 million from $44.7 million in the same period in the prior year. This increase was primarily due to increased costs related to North American rehabilitation administration to meet current and future demands. In addition, at the corporate level there were increased costs in compensation and legal fees, and ongoing costs related to the Company's management information system's improvements. As a percentage of revenues, selling, administrative and general expenses increased in the third quarter of 1999 to 18.1% from 18.0% in the comparable quarter of the prior year and for the nine months of 1999 decreased to 19.6% from 20.3% in first nine months of 1998. This slight increase in the third quarter is primarily attributable to the aforementioned reasons, partially offset by the revenue volume increase.

Interest expense in third quarter 1999 remained relatively flat compared to third quarter 1998. For the first nine months of 1999, interest expense decreased 2.3% to $6.7 million from $6.9 million in the prior year, due primarily to lower revolving credit borrowings in the Company's subsidiaries.

Other income decreased in third quarter 1999 to $0.6 million from $0.7 million in third quarter 1998, due primarily to miscellaneous nonoperational expenses offset somewhat by increased investment income due to a greater amount of invested cash.

In the third quarter of 1999, taxes on income increased to $6.0 million from $4.1 million in 1998 due principally to the increase in income before taxes on income and a higher effective tax rate primarily due to losses in South America where tax rates are lower. In the first nine months of 1999, taxes on income increased to $13.7 million from $9.3 million due principally to the increase in income before taxes on income of $9.7 million from the first nine months of 1998 and an increased effective tax rate because of the aforementioned reason.

As a result of the foregoing, net income for third quarter 1999 increased 43.5% to $8.0 million, representing a 8.6% return on revenue, compared to $5.6 million for third quarter 1998, when a 6.9% return on revenue was achieved. For the first nine months of 1999, net income was $18.6 million, or a 7.5% return on revenue, compared to $13.0 million in the first nine months of 1998, when a 5.9% return on revenue was achieved.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At September 30, 1999, the balance of cash, U.S. Treasury bills, and short-term investments was $79.8 million, compared to $76.9 million at December 31, 1998. The increase in cash and cash equivalents in 1999 resulted from the Company's continued strong positive generation of cash from operating activities of $34.3 million and financing in connection with the acquisition of the Company's Netherlands licensee of $6.1 million. This positive cash generation was offset by the Company's previously reported stock repurchase program, which used cash in the amount of $22.9 million in the first nine months of 1999, cash outlays for capital spending of $8.0 million, and $11.8 million for the acquisition of the Netherlands operations.

Operating activities generated cash of $34.3 million during the first three quarters of 1999 while $29.3 million was generated in the first three quarters of 1998. The principal reason for the $5.0 million increase was increased net income of $5.6 million, offset somewhat by lower depreciation and amortization in 1999.

Trade receivables, together with costs and estimated earnings in excess of billings and retainage under construction contracts, increased to $77.1 million from $74.4 million at December 1998. This 4% increase was primarily due to strong management control over collections, despite a 15% increase in revenue during the third quarter of 1999. The collection of installation receivables involves contractual provisions for retainage by the project owner, often 5% to 15% of the contract amount, which extends the collection process. Collections are also sometimes further prolonged by the slow internal review processes often employed by the Company's municipal customers. In the United States, retainage receivables are generally received within 60 to 90 days after the completion of a contract.

Capital expenditures were $8.0 million in the first nine months of 1999, compared to $10.0 million in the first nine months of 1998. Capital expenditures generally reflect replacement equipment required by the Company's installation operations. During the first nine months of 1998, capital expenditures also reflected approximately $0.5 million related to the completion of the Company's new research and development center.

While the Company expects that routine capital spending will continue at the current level in the foreseeable future, the Company has several information system improvement initiatives underway that will require increased expenditures during the next several years. These initiatives, which began principally in 1997, include expenditures of approximately $1.6 million in connection with the installation of an electronic data collection system in each of the Company's North American rehabilitation operations during the course of 1999, of which $1.0 million was spent during the first nine months of 1999. See "Year 2000" below for information concerning the impact of year 2000 issues on the Company's operations. In addition, for the balance of 1999 and during 2000, the Company plans to increase expenditures related to field crew capacity expansion to meet rising volume demands.

In June 1999, the Company completed its acquisition of all of the shares of Riooltechnieken Nederland B.V., its exclusive licensee of the Insituform(R) process in the Netherlands, from BFI Holdings, B.V. The purchase price was NGL 25 million (approximately US$11.8 million), which was paid in cash at closing. Included in the acquisition was a 10% stockholding owned by the licensee in Insituform Linings PLC, a joint venture between the Company and certain European licensees, which manufactures the Insituform(R) tubes used by the Company's operations and licensees in Europe and Asia.

Financing activities used $16.2 million in the first nine months of 1999, as compared to cash used of $8.7 million in the first nine months of 1998. In July 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 2,700,000 shares of the Company's class A common stock, $.01 par value, to be made from time to time over five years in open market transactions and, in October 1999, announced expansion of the program authorization from 2,700,000 to 4,700,000 shares. The amount and timing of purchases will be dependent upon a number of factors, including the price and availability of the Company's shares, general market conditions and competing alternative uses of funds, and may be discontinued at any time. During the first nine months of 1999, the Company used cash in the amount of $22.9 million for the repurchase of 1,382,600 shares. The Company has used cash in the cumulative amount of $32.7 million for the repurchase of 2,108,500 shares through September 30, 1999 since inception of the stock repurchase program. The repurchased shares will be held as treasury stock.

In the first nine months of 1999, the Company made principal payments totaling $2.2 million relating to the Company's existing debt, as compared to $1.5 million in the first nine months of 1998. The Company generated $3.4 million from the issuance of common stock from stock options granted to employees, as compared to $0.8 million in the first nine months of 1998.

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

In July 1999, the Company borrowed $6.1 million in order to refinance a portion of the purchase price for its Netherlands licensee. Such amount is repayable in seven equal installments annually on each July 31, and accrues interest, payable quarterly, at the rate of 5.5% per annum.

In July 1999, the Company entered into a settlement agreement with Insituform East, Inc. ("East") and its affiliates, providing for dismissal of the pending actions before the Delaware Chancery Court and the American Arbitration Association involving the parties and their joint venture doing business under the name Midsouth Partners ("Midsouth"). Under the Agreement, the Company and its subsidiary withdrew as partners in Midsouth, and the licenses from the Company to Midsouth with respect to the Insituform(R) process and the NuPipe(R) process were terminated. Pursuant to the Agreement, East has paid to the Company an amount equal to the book value of the interests of the Company and its subsidiary in Midsouth ($1.2 million), and has repaid to the Company outstanding loans to Midsouth (in the amount of $400,000).

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

In March 1998, the Company completed the acquisition of the entire minority interest in its Chilean subsidiary for an aggregate purchase price of approximately $2.1 million, $1.0 million of which was paid in connection with closing, $0.6 million of which was paid in March 1999, the first anniversary of closing, and the remainder of which is due on the second anniversary of closing. In September 1998, the Company completed its acquisition of 80% of the shares of Video Injection S.A. The purchase price for the shares was $5.0 million, $2.4 million of which was paid at closing, $1.3 million of which is due on the first anniversary of closing, and $1.3 million of which is due on the second anniversary of closing, such additional installments secured by the Company's letter of credit arrangements. On the fifth anniversary of closing (or earlier, in specified events), the Company will purchase the remaining 20% of the shares of Video Injection pursuant to a formula based on Video Injection's results of operations.

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

Accordingly, the Company continues to review its internal computer programs and systems to ensure year 2000 compliance.
In 1998, the Company established a project team to address year 2000 risks facing the Company, and its customers and suppliers, and engaged an internationally-recognized consulting firm to assist the team with implementing programs addressing preparedness of the Company. The project team has completed its coordination of identification and implementation of changes to computer hardware and software applications that will attempt to ensure the availability and integrity of the Company's information systems. The project team has completed its review and analyzation of voice and data communications systems, building systems, manufacturing and operations equipment with embedded components (including HVAC, security and fire protection), and field operations equipment to ensure the reliability of operational systems and manufacturing processes, both in North America and in Europe.

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

The Company also faces risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not comply with year 2000 requirements. Principal areas of the Company's review are banking systems (and the effects on receivables, payables and payroll), tele-communications, suppliers to the Company's manufacturing and operating units (such as felt and resin), transportation systems (both inbound and outbound), and customer information systems for order placement and release and payment of invoices. The Company has received assurances from these third party entities that they have achieved year 2000 compliance. The Company's project team has had formal communications with representatives from significant outside parties that transact with the Company to determine the extent to which the Company is vulnerable to failure by them to remediate their own year 2000 issues. In the case of suppliers to the Company's manufacturing and operating units, verification includes site visits. The Company's strategy entails proactive compliance assessment in the case of these parties when appropriate, as well as maintaining paper records of transactions when advisable and inventory stocks of key materials.

The Company expects to complete its year 2000 compliance program prior to year-end and, based on information collected, presently believes that any significant issues within its own operations and facilities will be addressed in a timely manner. However, while the Company has not identified material difficulties presented by its suppliers or in its financial or communications support that are not being addressed, and while the estimated cost of the Company's efforts is not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect.

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

Based on the Company's overall currency exchange rate and interest rate exposure at September 30, 1999, a ten percent weakening in the U.S. dollar across all currencies or ten percent increase in interest rates would not have a material impact on the financial position, results of operations or cash flows of the Company. These effects of hypothetical changes in currency exchange rates and in interest rates, however, ignore other effects the same movement may have arising from other variables, and actual results could differ from the sensitivity calculations of the Company. The Company regularly assesses these variables, establishes policies and business practices to protect against the adverse effects of foreign currency and interest rate fluctuations and does not anticipate any material losses generated by these risks.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
RISK

For information concerning this item, see "Item 2. Management's
Discussion and Analysis of Financial Condition and Results of
Operations - Market Risk," which information is incorporated herein by reference.

                  PART II. - OTHER INFORMATION
                  ----------------------------

ITEM 1.  LEGAL PROCEEDINGS

         CAT Proceeding. In previously reported patent infringement proceedings initiated by the Company in the United States District Court for the Southern District of Texas against CAT Contracting, Inc. ("CAT"), Michigan Sewer Construction Company, FirstLiner U.S.A. ("FirstLiner") (formerly InLiner U.S.A.) and Kanal Sanierung Hans Muller GmbH & Co., the court in September 1999 rendered its final judgment and awarded damages to the Company in the amount of approximately $9.5 million. The court also named Giulio Catallo, the owner and chief executive officer of CAT and FirstLiner, as an individual party defendant in the proceedings. The Company is currently unable to ascertain the ability of the defendants to satisfy the judgment or whether defendants will elect to appeal.

         AM-Liner Proceeding. In October 1999, the Company announced the settlement of previously reported patent infringement proceedings initiated by the Company against J.F. Pacific Liners, Inc., American Pipe & Plastics, Inc. ("APP") and AM-Liner USA, Inc. ("AM-Liner") in the U.S. District Court for the Northern District of California (Civil Action No. C-95-01511
CAL) (the "Initial Proceedings"), and against APP in the U.S. District Court for the Central District of California (Civil Action No. SACV 99-909 DOC (EEx)) (the "Additional Proceedings"). The court in the Initial Proceedings had previously found that defendants had infringed one or more patents owned by the Company relating to the NuPipe(R) pipe rehabilitation process, issued a permanent injunction against the defendants and their licensees and assessed damages in favor of the Company. Appeals and cross appeals were pending.

         Under the terms of the settlement, defendants acknowledge the validity of the Company's patents and agree not to challenge their validity in the future. AM-Liner and APP have further agreed to pay the Company $2.7 million, of which $1.2 million has been paid and the balance (secured by a letter of credit) will be paid over 42 months. Under the settlement, the permanent injunction issued by the court in the Initial Proceedings remains in place. The Company also retains the right to take further legal action if the product or process at issue in the Additional Proceedings is modified in a manner that creates an infringement of the Company's patents.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The exhibits filed as part of this Quarterly
Report on Form 10-Q are listed on the annexed Index to Exhibits.

         (b) During the quarter ended September 30, 1999, the Company filed a Current Report on Form 8-K dated July 20, 1999 which, under "Item 5. Other Events" thereunder, reported the settlement agreement between the Company and Insituform East, Inc. and its affiliates, and a Current Report on Form 8-K dated September 7, 1999 which, under "Item 5. Other Events" thereunder, reported the final judgment and damages awarded to the Company in the CAT proceeding in the amount of approximately $9.5 million. The Company has also filed a Current Report on Form 8-K dated October 6, 1999 which, under "Item 5. Other Events" thereunder, reported the settlement agreement between the Company and J.F. Pacific Liners, Inc., APP and AM-Liner in the AM-Liner Proceeding, and a Current Report on Form 8-K dated October 21, 1999 which under "Item 5. Other Events" thereunder, announced the expansion of its existing stock repurchase authorization first announced in the third quarter of 1998. No financial statements were filed as part of any such report.

                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      INSITUFORM TECHNOLOGIES, INC.



November 12, 1999     By: s/Joseph A. White
                      ---------------------------------
                      Joseph A. White
                      Vice President - Chief Financial Officer
                      Principal Financial and
                      Accounting Officer

                        INDEX TO EXHIBITS
                       ------------------


27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.