Form 10-K
period 1999-12-31
INSITUFORM TECHNOLOGIES INC
filed 2000-03-24
CIK 353020

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)
[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1999

                               OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION
       13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ---------- to ----------

                Commission file number 0-10786

                  INSITUFORM TECHNOLOGIES, INC.
    --------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Delaware                               13-3032158
-------------------------------               ------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

   702 Spirit 40 Park Drive
   Chesterfield, Missouri                          63005
----------------------------------------          ------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  636-530-8000
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

Aggregate market value as of March 1, 2000..........$600,665,663

          Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

          Class A Common Stock, $.01 par value,
           as of March 1, 2000..................24,670,268 shares



               DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents, all or portions of which are incorporated by reference herein, and the part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the 2000 Annual Meeting of Stockholders-Part III.

                             PART I

ITEM 1. BUSINESS

General

     Insituform Technologies, Inc. (the "Company") is a worldwide provider of proprietary trenchless technologies for the rehabilitation and improvement of pipelines. The Company's primary technology is the Insituform(R) Process (the "Insituform
Process"), a "cured-in-place," non-disruptive pipeline rehabilitation process that, during the Company's most recent fiscal year, contributed approximately 76% of the Company's revenues.

     In addition to the Insituform Process, the Company offers certain other products in trenchless pipeline system rehabilitation. The Company's NuPipe(R) Process (the "NuPipe Process"), which utilizes a "fold and formed" technology, is used primarily to repair smaller or less damaged pipe. During the year ended December 31, 1999, the Company also acquired the remaining rights to the Thermopipe(R) System (the "Thermopipe Process"), a process for rehabilitating potable water and other aqueous fluid pipes previously licensed to the Company.

     The Company's TiteLiner(R) Process (the "TiteLiner Process") is used to line new and existing steel pipe. Through its Affholder, Inc. subsidiary, the Company is engaged in trenchless tunnelling used in the installation of new underground pipelines.

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

     As used in this Annual Report on Form 10-K, the term the "Company" refers to the Company and, unless the context otherwise requires, its direct and indirect subsidiaries. For certain information concerning each of the Company's industry segments and domestic and foreign operations, see Note 14 of the Notes to the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K," which information is incorporated herein by reference.

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

      See "Patents and Licenses" below for information concerning the Thermopipe Process, which was not material to the Company's results of operations during the year ended December 31, 1999.

     Corrosion and Abrasion Protection.  The Company's TiteLiner
Process is a method of lining new and existing steel pipe with a corrosion and abrasion resistant polyethylene pipe.

     Tunnelling. Tunnelling is a trenchless, subterranean construction process that the Company utilizes to construct new pipes from two to fourteen-foot diameter in size.

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

     The Company's principal rehabilitation activities in North America are conducted directly or through subsidiaries which hold the Insituform Process and NuPipe Process rights for substantially all of 44 of the 50 states, in addition to Puerto Rico and the U.S. Virgin Islands, and the rights to the Thermopipe Process. In July 1999, the Company withdrew from its participation in Midsouth Partners, a joint venture that conducted Insituform Process and NuPipe Process operations in Tennessee, Kentucky and portions of Mississippi, and the Company expanded its activities to cover this territory. See "Ownership Interests in Licensees" below. In February 2000, the Company acquired the operations of Insituform Metropolitan, Inc. and certain of its affiliates, the Company's licensees in the states of New York and New Jersey, and has integrated these territories into its rehabilitation activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     Outside of North America, the Company conducts Insituform Process or NuPipe Process direct installation operations through its subsidiaries in the United Kingdom, France, Spain and the Netherlands. The Company's Dutch operation was acquired in June 1999 through the purchase of the stock of the Company's licensee in the Netherlands, now named Insituform Rioolrenovatietechnieken B.V. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Through the operations of its French subsidiary, Video Injection S.A. ("Video Injection"), acquired in 1998, the Company utilizes multifunctional robotic devices developed by Video Injection in connection with the inspection and repair of pipelines.

     North American rehabilitation operations are headquartered in Chesterfield, Missouri, with principal operations facilities maintained in approximately 13 locations geographically dispersed through all major regions. European operations are headquartered in La Courneuve, France, with regional operations facilities located in the United Kingdom and the Netherlands.

     The worldwide rights to the TiteLiner Process are applied by the Company through its United Pipeline System division, which offers corrosion and abrasion protection work worldwide.

     The Company's Affholder, Inc. subsidiary, in addition to tunnelling, offers a range of pipe system rehabilitation services.

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

     The Company's principal rehabilitation activities are conducted through subsidiaries that are less than wholly-owned as follows:

     Subsidiary                           Interest
     ----------                           --------
     Insituform France                    66-2/3% of stock(1)
      S.A.

     United Pipeline                      55% of stock (2)
      de Mexico, S.A.

     Video Injection                      80% of stock (3)
       S.A.

----------------------
(1)  The remaining interest is held by a subsidiary of Suez-Lyonnaise des Eaux
     S.A.

(2)  The remaining interest is held by a subsidiary of Produtos y Servicios
     Miller de Mexico, S.A.

(3) The remaining interest is held by the subsidiary's principal employees and is subject to purchase by the Company in September 2003 (or earlier in specified events).

     The Company's rehabilitation activities also extend to the grant of licenses for the Insituform Process and the NuPipe Process, covering exclusive and non-exclusive territories, to licensees who provide pipeline repair and rehabilitation services throughout their respective licensed territories. The licenses generally grant to the licensee the right to utilize the know-how and practice the invention of the patent rights (where they exist) relating to the subject process, and to use the Company's copyrights and trademarks. At present, the Insituform Process is commercialized under license by an aggregate of 31 unaffiliated licensees and sublicensees, and the NuPipe Process is commercial-ized under license by an aggregate of six unaffiliated licensees.

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

     As a result of the Company's acquisition of the remaining rights to the Thermopipe Process in December 1999, the Company assumed the obligations as licensor under arrangements relating to the use of the system in Germany, on an exclusive basis, and in the United Kingdom, on a non-exclusive basis.

Ownership Interests in Licensees

     The Company, through its subsidiary, Insituform Holdings (UK) Limited, holds one-half of the equity interest in Insituform Rohrsanierungstechniken GmbH ("IRT"), the Company's licensee of the Insituform and NuPipe Processes in Germany. The remaining interest is held by Per Aarsleff A/S, a Danish contractor ("Per

Aarsleff"). The joint venture partners have rights-- of-first-refusal in the event either party determines to divest its interest.

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

    The Company has also entered into several contractual joint ventures in order to develop joint bids on contracts for its direct installation business, and for tunnelling operations. The Company continues to investigate opportunities for expanding its business through such arrangements.

    In July 1999, following the Company's notice of termination of its joint venture with Insituform East Inc. ("Insituform East"), an unaffiliated licensee, the Company entered into a settlement agreement with Insituform East providing for dismissal of pending actions before the Delaware Chancery Court and the American Arbitration Association. Under the settlement, the Company and its subsidiary withdrew from the joint venture, which does business under the name Midsouth Partners ("Midsouth"), and the licenses from the Company to Midsouth with respect to the Insituform Process and the NuPipe Process were terminated. Until settlement, Midsouth had operated under its licenses from the Company in a territory consisting of Tennessee and portions of Mississippi and Kentucky. Pursuant to the settlement, Insituform East paid the amount of $1,200,000 to the Company, equal to the book value of the interests of the Company and its subsidiary in Midsouth, and repaid to the Company outstanding loans to Midsouth in the amount of $400,000.

    The settlement expressly provides that the Company and its affiliates and licensees may operate in Midsouth's former exclusive territory without any obligation to Insituform East or its affiliates. Under the settlement, a subsidiary of Insituform East retains a non-exclusive right in Midsouth's former territory to utilize the cured-in-place process and technology in the condition and state as commercially practiced under Midsouth's license on the date of settlement. The settlement further provides that such subsidiary: (i) retains no rights to use the trademark

"Insituform"; (ii) is not entitled to receive from the Company any further improvements or modifications to the cured-in-place process or technology, nor any technical or marketing support; and
(iii) may not use any of the rights granted outside of such territory unless such use is inadvertent and de minimis. Any breach of the foregoing limitations results in immediate abrogation of the rights granted. See "Item 3. Legal Proceedings" for information describing subsequent litigation initiated by the Company alleging breaches by Insituform East of the settlement.

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

    No customer accounted for more than ten percent of the Company's consolidated revenues during the years ended December
31, 1999, 1998 and 1997, respectively.

Backlog

    At December 31, 1999 and 1998, respectively, the Company recorded backlog from construction operations (excluding projects where the Company has been advised that it is the low bidder) in the amounts of approximately $132.3 million and $109.3 million, respectively. The Company anticipates that substantially all construction backlog recorded at December 31, 1999 will be completed in 2000.

Product Development

    The Company, by utilizing its own laboratories and test facilities and outside consulting organizations and academic institutions, continues to develop improvements to its proprietary processes, including the materials used and the methods of manufacturing and installing pipe. During the years ended December 31, 1999, 1998 and 1997, the Company spent approximately $2.4 million, $2.2 million and $2.2 million, respectively, on all research and development activities.

Manufacturing and Suppliers

    The Company maintains its principal North American liner manufacturing facility in Batesville, Mississippi, with an additional facility located in Memphis, Tennessee. In Europe, Insituform Linings Plc ("Linings"), a majority-owned subsidiary, manufactures and sells linings from its plant located in Wellingborough, United Kingdom. As a result of the Company's acquisition in June 1999 of its Dutch licensee and of certain share repurchases effectuated by Linings in November 1999, the Company now holds 75% of the interest in Linings and Per Aarsleff the remainder, all of which remain subject to rights-of-first refusal held by the Company and the other shareholder in the event of any proposed disposition. The Company also maintains a liner manufacturing facility in Matsubuse, Japan.

     While raw materials used in the Company's Insituform products are typically available from multiple sources, the Company's historical practice has been to purchase materials from a limited number of suppliers. The Company maintains its own felt manufacturing facility contiguous to its Insitutube manufacturing facility in Batesville, and purchases substantially all of its fiber requirements from one source, alternate vendors of which the Company believes are readily available. Although it has worked with one vendor to develop a uniform and standard resin to source substantially all of its resin requirements in North America, the Company believes that resins are also readily available from a number of major corporations should there be a need for alternative resin sourcing. The Company believes that the sources of supply in connection with its Insituform operations are adequate for its needs.

    The Company purchases the thermoplastic pipe to satisfy the substantial portion of its NuPipe requirements from an unaffiliated party. The Company believes that alternative sources of supply for its pipe requirements in connection with the NuPipe Process are available. If the Company were unable to obtain its NuPipe requirements under its existing third party arrangements, the Company might be adversely affected until arrangements with alternative sources are formulated.

    Under its arrangements for the acquisition of the Thermopipe
Process, the seller will to continue to manufacture and supply
Thermopipe products to the Company over a period of five years.

    The Company sells liners and related products utilized in the Insituform Process, and the thermoplastic pipe utilized in the application of the NuPipe Process, to its licensees, when appropriate pursuant to fixed-term supply contracts. Under the arrangements assumed in connection with the acquisition of the Thermopipe Process, the Company also furnishes Thermopipe products to its approved contractors and licensees.

    The Company manufactures certain equipment used in its corrosion and abrasion protection operations, and, in connection with any licenses to unaffiliated parties, will sell such equipment to its licensees.

Patents and Licenses

    The Company currently holds 67 patents in the United States relating to the Insituform Process, the last to expire of which will remain in effect until 2017, and has obtained patent protection in its principal overseas markets covering aspects of the Insituform Process. These patents cover certain aspects of the Insituform Process including the manufacture of liners, the resin saturation process and the process of reconstructing the pipeline. Two of the significant patents relating to the Insituform Process, covering, respectively, the curing of a resin-impregnated tube and material aspects of the inversion process, have expired where previously in effect.

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

    In December 1999, the Company completed the acquisition from Angus Fire Armour Limited ("Angus") of the Thermopipe Process for rehabilitating potable water and other aqueous fluid pipes, to which the Company previously held the exclusive rights to the United States and Canada and non-exclusive rights in Mexico and certain territories in the eastern hemisphere. The acquisition included one patent relating to the Thermopipe Process issued in the United States and one patent and two patent applications outside of the United States, in addition to trademarks, know-how and related assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operating-Liquidity and Capital Resources."

    Pursuant to a license from Ashimori Industry Co., Ltd. ("Ashimori"), the Company holds the exclusive rights to use the patents, trademarks and know-how related to the Paltem-HL system, a process for rehabilitating pressure pipes, for substantially all of North America and, on a non-exclusive basis, additional territories in the eastern hemisphere and Latin America. In May 1999, the license was amended so as not to cover certain other products under development, except that the license continues to cover the Paltem-Frepp system (see "Government Regulation" below). Ashimori is entitled to receive ongoing royalties at specified rates on installations and sales of liners. During the year ended December 31, 1999, the Company did not have any material operations under the Ashimori license.

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

Employees

    As of December 31, 1999, the Company employed 1,520 individuals. Certain of the Company's contracting operations are parties to collective bargaining agreements covering an aggregate of 174 employees. The Company generally considers its relations with its employees to be good.

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

    The use of both thermoplastics and thermosetting resin materials in contact with drinking water is strictly regulated in most countries. In the United States, a consortium led by NSF International ("NSF"), under arrangements with the United States Environmental Protection Agency (the "EPA"), establishes minimum requirements for the control of potential human health effects from substances added indirectly to water via contact with treatment, storage, transmission and distribution system components, by defining the maximum permissible concentration of materials which may be leached from such components into drinking water, and methods for testing them. In February 1996, the Paltem-HL and Frepp processes under license from Ashimori were certified by the NSF for use in drinking water systems. In April 1997, the Insituform PPL(R) liner was certified by the NSF for use in drinking water systems, followed in April 1999 by NSF certification of the Insituform RPP(R) liner for such use. The Thermopipe product also has NSF approval. The NSF assumes no liability for use of any products, and the NSF's arrangements with the EPA do not constitute the EPA's endorsement of the NSF, the NSF's policies or its standards. Because of the need for dedicated equipment in connection with use of these products in drinking water applications, and the time required for the marketing process, the Company does not expect meaningful revenues from drinking water rehabilitation at least through 2000.

Executive Officers

    The executive officers of the Company, and their respective ages and positions with the Company, are as follows:

                         Age at          Position with
     Name             March 1, 2000       the Company
     ----            --------------      -------------

Anthony W. Hooper         52             Chairman of the Board,
                                           President and Chief
                                           Executive Officer

Robert W. Affholder       64             Senior Executive Vice
                                          President

Robert L. Kelley          54             Vice President-General
                                          Counsel

Joseph A. White           46             Vice President-Chief
                                           Financial Officer

Carroll W. Slusher        51             Vice President-North
                                          America

Antoine Menard            49             Vice President-Europe


    Anthony W. Hooper has been Chairman of the Board of the Company since 1997, and has been President of the Company since
1996. Mr. Hooper was previously, since prior to 1995, Senior Vice
President-Marketing and Technology of the Company.

    Robert W. Affholder has been Senior Executive Vice President of the Company since 1996. Mr. Affholder was previously, since 1995, Senior Vice President-Chief Operating Officer of North American Contracting Operations of the Company. Mr. Affholder was President of Insituform Mid-America, Inc. ("IMA") from 1994 until its acquisition by the Company in 1995, and was Vice Chairman of IMA from 1993 to 1995.

    Robert L. Kelley has been Vice President and General Counsel of the Company since 1996. Mr. Kelley was Assistant General
Counsel of Monsanto Company from prior to 1995 until joining the Company.

    Joseph A. White has been Vice President and Chief Financial Officer of the Company since August 1999. Mr. White was previously, from 1998 until joining the Company, Vice President and Chief Financial Officer of Key Plastics, an automotive parts manufacturer. From 1997 until 1998, Mr. White was Vice President-Finance (North America) for the Becker Group, a manufacturer of automotive interiors. From 1996 until 1997, Mr. White was Director of Finance in Asia of the Vickers Division of Aeroquip Vickers, a hydraulics supplier, where he held several other senior finance positions since prior to 1995.

    Carroll W. Slusher has been Vice President-North America of the Company since February 1999, having served as the Company's Director of North American Pipe Rehabilitation from 1997 to 1998 and Divisional Vice President-North American Operations from 1998 until February 1999. From prior to 1995 until joining the Company, Mr. Slusher was a regional manager with General Electric Company.

    Antoine Menard has been Vice President-Europe of the Company since February 1999, having served as the Company's Managing Director-Europe from 1995 until that date. Prior to joining the Company, Mr. Menard was a general manager with the French oil group TOTAL.

ITEM 2. PROPERTIES

    The Company's executive offices, located in Chesterfield, Missouri, a suburb of St. Louis, at 702 Spirit 40 Park Drive, are leased from an unaffiliated party through May 31, 2002. The
Company owns its research and development facility in Chesterfield, where operations commenced in 1998.

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

    Linings (a majority-owned subsidiary) owns certain premises comprising its liner manufacturing facility, located in Wellingborough, England. The Company leases additional manufacturing space in Matsubuse, Japan.

    In support of its direct installation operations, the Company owns or leases facilities in the United States, Europe and Latin America, the principal sites of which currently are in Chesterfield, Missouri; Charlton, Massachusetts; Jacksonville, Florida; Birmingham, Alabama; Hammond, Louisiana; Lemont, Illinois; Owosso, Michigan; Houston and Dallas, Texas; Wichita, Kansas; Benecia and Santa Fe Springs, California; Nashville, Tennessee; Brooks, Oregon; Edmonton, Alberta; Surrey, British Columbia; Ossett, United Kingdom; Mitry Mory, France; Delft, Netherlands; and Antofagasta, Chile. The Ossett property is subject to a mortgage.

    The foregoing facilities are regarded by management as adequate for the current requirements of the Company's business. In connection with anticipated future requirements, the Company intends within the current fiscal year to acquire a facility in the New York metropolitan area in support of its direct installation operations and to expand its Chesterfield facilities.

ITEM 3. LEGAL PROCEEDINGS

    Cat Proceeding. The Company, in 1990, initiated proceedings against Cat Contracting, Inc. ("CAT"), Michigan Sewer Construction Company, Inc. and Inliner U.S.A., Inc. (subsequently renamed FirstLiner USA, Inc. "FirstLiner"), in the United States District Court for the Southern District of Texas, Houston Division (Civil Action No. H-90-1690)(the "Cat Proceeding"), alleging infringement of certain of the Insituform patents in connection with conduit relining work performed in Houston by licensees of Kanal Sanierung Hans Muller GmbH & Co.

    In 1991, the jury rendered its verdict finding that defendants had infringed the Insituform patents at issue and that such patents were not invalid. The U.S. District Court (the "District Court"), however, granted the defendants' motion for a new trial on the matter of whether defendants had infringed the Insituform patents under the doctrine of equivalents, and granted defendants judgment notwithstanding the jury verdict on the issue of literal infringement of those patents. In October 1995, the District Court held the mandated new trial, ruled that defendants' serial vacuum impregnation processes infringed the Company's patent under the doctrine of equivalents, issued a permanent injunction against defendants' use of the processes covered by such patent and ordered a trial on the issue of damages. Defendants filed a notice of appeal to the United States Court of Appeals for the Federal Circuit (the "Court of Appeals"). In November 1996, the Court of Appeals, among other matters, vacated the District Court's finding of infringement under the doctrine of equivalents, on the basis of incorrect claim construction, and remanded the case.

    In December 1996, the District Court found that both of the processes employed by defendants infringed the Company's serial vacuum impregnation patent, and defendants again appealed. In September 1998, the District Court awarded the Company approximately $21.9 million in damages for specified infringement, while the Court of Appeals independently affirmed the determination of the District Court that FirstLiner's multiple-cup process infringed the Company's serial vacuum impregnation patent, but reversed the lower court and ruled that FirstLiner's process involving the use of multiple needles for impregnation of cured-in-place tubes did not infringe the Company's patent.

    In September 1999, the District Court rendered its final judgment, awarded damages to the Company in the amount of approximately $9.5 million and named Giulio Catallo, the owner and chief executive officer of CAT and FirstLiner, as an individual party defendant in the proceedings. Defendants have filed an appeal of the District Court's September 1999 judgment and the Company has filed a cross appeal, which are pending.

    Additional Texas Proceeding. In October 1996, two of the defendants in the Cat Proceeding filed a separate action in the District Court against the Company and Insituform East alleging, among other matters, that the Company had commenced the Cat Proceeding with knowledge that the Company's serial impregnation patent was invalid and gave false testimony in the Cat Proceeding. The suit further alleged that the Company committed various infractions of the antitrust laws and engaged in other anti-competitive practices in violation of Texas state law, and sought compensatory and punitive damages.

    The Company denied the allegations, raised affirmative defenses, and filed a motion to dismiss regarding certain of the antitrust claims. In August 1997, the District Court granted the Company's motion to dismiss as to claims arising out of the Cat Proceeding, as well as Noerr-Pennington immunity for the patent litigation in the Cat Proceeding and the obtaining of certain product standards, among other matters, and dismissed plaintiffs' claims that the acquisition by the Company of a number of its licensees constituted anti-competitive practices. The court further ordered the plaintiffs to refile an amended complaint alleging with factual particularity any timely claims for tortious interference with business and contractual relations and certain antitrust injuries and other claims.

    In June 1998, plaintiffs refiled, as a new suit, their third amended complaint (Inliner U.S.A. and CAT Contracting, Inc. v. Insituform Technologies, Inc., Insituform Gulf South, Inc. and Insituform East, Inc. [Civil Action H-98-20651] in the United States District Court for the Southern District of Texas, Houston

Division), and repeated their previous antitrust and unfair competition claims. In November 1999, plaintiffs dismissed with prejudice all proceedings which had been pending. No payments or other concessions were made by the Company.

    Ultraliner Proceeding. In May 1999, the Company commenced an action against Ultraliner, Inc. ("Ultraliner") and its licensee, HydroTech, Inc. ("HydroTech"), in the United States District Court for the Northern District of California (Civil Action No. C-99-2429 CAL), alleging infringement by the defendants of six of the Company's NuPipe patents in connection with Ultraliner's manufacture and sale of its fold and formed pipe liner and its installation by HydroTech. Ultraliner has subsequently served its summons and complaint on the Company with respect to an action in the Central District of Tennessee for a declaration of invalidity of the Company's U.S. patent no. 4,867,921 covering the NuPipe installation process. Pursuant to the Company's motion, in July 1999 the court ruled that the action should be transferred to the Northern District of California. The parties are now engaged in pretrial motions and discovery.

    Insituform East Proceeding. In December 1999, the Company and its subsidiary, Insituform (Netherlands) B.V., initiated proceedings against Insituform East, Midsouth and certain of their affiliates in the United States District Court for the Middle District of Tennessee (Civil Action No. 3-99-1130), alleging, among other matters, trademark violations and a non-curable breach of the Settlement Agreement dated July 20, 1999 (the "Settlement Agreement") relating to the Company's withdrawal from Midsouth. The Company seeks a declaration that it may terminate its grant under the Settlement Agreement to a subsidiary of Insituform East of the non-exclusive right in Midsouth's prior assigned territory to utilize the Company's cured-in-place process and technology, in the condition and state it was commercially practiced on the date of settlement, under Midsouth's prior Insituform Process license that was then terminated.

    In addition, the Company seeks a declaratory judgment and injunctive relief regarding, among other things: (i) the inability of Insituform East to practice the Insituform Process outside the territories assigned to Insituform East under its licenses from the Company, (ii) the inability of Insituform East or its affiliates to practice cured-in-place pipe rehabilitation techniques other than the Insituform Process, and (iii) the obligation of Insituform East to pay cross-over royalties to the Company on Insituform Process and other cured-in-place work permitted by the Company and performed within the scope of the subject matter of Insituform East's licenses from the Company and outside Insituform East's assigned territories. The Company further seeks a declaration that, as a result of the termination of certain Insituform licenses previously granted to companies that have since been acquired by, and merged into, the Company, the Company is not obligated to continue payment of certain finder's fees to Insituform East that were to continue while the subject licenses remained in effect.

    Defendants have filed an answer and counterclaim denying the material allegations of the Company's complaint and seek, among other things, declarations and injunctions essentially the opposite of those requested by the Company.

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

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

    (a) The Company's class A common stock, $.01 par value ("Common Stock"), is traded in the over-the-counter market under the symbol "INSUA." The following table sets forth the range of quarterly high and low sales prices commencing after December 31, 1997, as reported on The Nasdaq Stock Market. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

    Period                       High          Low
    ------                       ----          ---
   1999
        First Quarter            $17.50      $14.00
        Second Quarter            21.63       16.00
        Third Quarter             25.25       19.13
        Fourth Quarter            32.44       20.63

    Period                       High          Low
    ------                       ----          ---
   1998
        First Quarter            $11.50      $ 7.75
        Second Quarter            14.25       10.63
        Third Quarter             15.75       11.88
        Fourth Quarter            14.50        9.25


        As of March 1, 2000, the number of record holders of the Company's Common Stock was 1,256.

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

                                                      Unaudited
                                               Year Ended December 31,
                              -----------------------------------------------------
                             1999          1998       1997         1996        1995(1)
                                -----         ----       ----         -----       -------
                                        (in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues..................  $339,883       $300,958      $320,640     $289,933    $272,203
Operating income..........    50,669         38,688        25,030       14,346      11,750(2)
Income (loss) from
 continuing operations....    25,983         17,887         9,644        4,492        (966)(3)
Net income (loss).........    25,983         17,887         9,419        4,492        (966)
Basic earnings (loss)
 per share:
 Income (loss) from
  continuing operations...      1.02            .67           .36          .17        (.04)
 Net income (loss)........      1.02            .67           .35          .17        (.04)
Dilutive earnings (loss)
 per share:
 Income (loss) from con-
  tinuing operations.......     1.00            .66           .36          .17         (.04)
 Net income (loss).........     1.00            .66           .35          .17         (.04)

BALANCE SHEET DATA:

Working capital...........   120,180        121,956       114,283       78,876       69,538
Current assets............   174,372        170,105       161,273      130,372      120,711
Property and equipment....    54,188         56,421        57,983       57,266       59,773
Total assets..............   311,625        304,608       297,852      265,502      260,300
Long-term debt............   114,954        112,131       111,440       82,384       82,813

Total liabilities.........   170,314        161,395       162,705      136,664      137,845
Total common stock and
 other stockholders'
 equity..................    138,603        139,505       131,502      123,203      116,810

___________________
(1)   The Company has completed various acquisitions which have been accounted for under the purchase method of accounting, including the pipeline rehabilitation business of
      Enviroq Corporation and two-thirds of Insituform France S.A. in 1995, Video Injection
      S.A. in 1998 and Insituform Rioolrenovatietechnieken B.V. in 1999.

(2)   Reflects $6.5 million in costs associated with the acquisition of IMA, which have been charged to operations primarily in the fourth quarter of 1995, and a pre-tax charge in the amount of $8.1 million for restructuring costs, primarily for consolidation of corrosion and abrasion protection operations, rationalization of Canadian operations to one facility, elimination of duplicative management positions, relocation of certain domestic employees and functions, and termination of construction of proposed manufacturing capacity.

(3)   In 1995 the Company settled certain outstanding litigation for a cash payment of $3.2 million and issuance of 30,000 shares of its Common Stock, resulting in an after-tax charge against earnings of approximately $2.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's rehabilitation revenues are derived primarily from direct installation and other contracting activities, generated by the Company's subsidiaries operating in the United States, Canada, France, the United Kingdom, the Netherlands, Japan, Spain, Chile, Argentina and Mexico, and include product sales to, and royalties and license fees paid by, the Company's unaffiliated Insituform licensees and sub-licensees and its unaffiliated NuPipe licensees. During the three years ended December 31, 1999, 1998 and 1997, approximately 76.4%, 63.8% and
62.5%, respectively, of the Company's consolidated revenues related to the Insituform Process.

RESULTS OF OPERATIONS

     Year Ended December 31, 1999, Compared to Year Ended
        December 31, 1998

     Total revenues increased 12.9% to $339.9 million from $301.0 million in 1998. The principal reason for the growth was increased volume from the Company's rehabilitation operations within North America and Europe and its tunneling operations. The majority of growth in Europe came from the June 1999 acquisition of the Company's Dutch licensee. Revenues of the Company's TiteLiner operations (consisting of corrosion and abrasion protection activities primarily in the United States, Canada and Latin America) decreased $20.0 million, or 46.1%, compared to 1998, primarily due to realigning the business to its core lining work and exiting from lower margin steel contracting work. Fluctuations in currency exchange rates did not have a material impact on revenues in 1999.

     The Company's gross profit increased 18.8% to $118.7 million from $99.9 million in 1998, primarily due to increased revenues as well as increased profitability from the Company's North American and European rehabilitation operations and the Company's tunneling operations. The overall gross profit margin for 1999 was 34.9% compared to 33.2% in 1998. This improved profitability was due to improved productivity and efficiencies in the North American rehabilitation and tunneling operations, offset partially by a decrease in gross profit from the Company's TiteLiner operations, due to the revenue volume decrease, together with decreased profitability caused by difficulties in Chile on a major project.

     In 1999, operating costs and expenses increased 11.1% to $68.0 million from $61.2 million in 1998. The change was primarily due to increased North American rehabilitation administration costs to meet current and future growth demands, increased legal costs and ongoing costs related to the Company's information systems improvements. As a percentage of revenues, operating costs and expenses decreased slightly compared to the prior year, to 20.0% in 1999 compared to 20.3% in 1998, primarily as a result of the increase in revenues at a higher rate than operating expenses.

     Interest expense in 1999 decreased 0.7% to $9.0 million from $9.1 million in 1998. The relatively flat interest expense is due to the fixed rate on the Company's principal long-term debt, with a slight decrease in interest rates on revolving credit borrowings in the Company's subsidiaries.

     Other income increased in 1999 to $3.8 million from $2.3 million in 1998. The change was due to increased investment income resulting from the higher average invested cash balances and improved returns compared to 1998, and gains from selling excess equipment that related to steel contracting work in North American TiteLiner operations.

     In 1999, taxes on income increased 44.3% to $18.9 million from $13.1 million in 1998, due principally to a $13.6 million increase in income before taxes. The Company's effective tax rate was 41.6% in 1999 compared to 41.1% in 1998, primarily due to the higher state income taxes in resulting from larger United States income. As indicated in Note 12 of the Notes to Consolidated Financial Statements included in response to "Item. 14 Exhibits, Financial Statement Schedules and reports on Form 8-K", the 1999 and 1998 effective tax rates were higher than the United States federal statutory rate, primarily due to non-deductibility of goodwill amortization associated with acquisitions, which is generally not deductible for tax purposes, and the effect of higher tax rates on foreign income earned.

     Since July 1999, the Company ceased recording losses on its equity position in Midsouth as a result of the withdrawal from Midsouth.

     As a result of the foregoing, net income for 1999 increased
45.3% to $26.0 million, representing a 7.6% return on revenue, compared to $17.9 million for 1998, when a 5.9% return on revenue was achieved. Also, return on average stockholders' equity increased to 18.7% compared to 13.2% in 1998.

     Year Ended December 31, 1998, Compared to Year Ended
      December 31, 1997

     Total revenues decreased 6.1% to $301.0 million from $320.6 million in 1997. The principal reason for the decline was decreased volume from the Company's TiteLiner operations in the United States and Latin America of $18.9 million. The Company's pipe rehabilitation operations also experienced an overall decline in revenues due to the elimination of non-core projects, such as cleaning and inspection. For the year ended December 31, 1998, as a result of the management committee composition of Midsouth, the Company accounted for its investment therein on an equity basis, which resulted in revenue of $0.5 million in 1998, compared to $2.1 million in 1997, during which Midsouth's results were consolidated with the Company prior to April 1997. The Company's revenues were bolstered by increased Insituform product sales and steel pipe sales from the Company's corrosion and abrasion operations. Fluctuations in currency exchange rates did not have a material impact on revenues in 1998.

     The Company's gross profit increased 5.7% to $99.9 million from $94.5 million in 1997, primarily due to improved gross profit from the Company's North American and European pipeline rehabilitation operations. This improvement was offset somewhat by a decrease in gross profit from the Company's corrosion and abrasion operations due to the revenue volume decrease. The overall gross profit margin for 1998 was 33.2% compared to 29.5% in 1997, primarily due to improvements made in productivity and efficiency in the Company's pipeline rehabilitation operations. Much of this improvement came as a result of extensive reorganization during 1997, where management rationalized field crews and equipment throughout the organization. In addition, in 1998 proportionately more projects with favorable margins were undertaken, as a result of the elimination of lower margin non-core projects such as cleaning and inspection, which was coupled with improved pricing on core pipeline rehabilitation projects.

     In 1998, operating costs and expenses decreased 11.9% to $61.2 million from $69.5 million in 1997. This decrease was due to cost savings gained from the reorganization of the Company's pipeline rehabilitation operations through elimination of positions, facilities, and realignment of responsibilities, along with the consolidation of the Company's headquarters in Chesterfield. These decreases were offset by increases in spending related to information systems, research and development and patent related activities. As a percentage of revenues, operating costs and expenses decreased in 1998 to 20.3% from 21.7% in 1997.

     In 1997, the Company recorded in operating expense an unusual item of $4.0 million for employee severance and costs of moving employees and offices related to the restructuring of its corporate headquarters and other facilities, which did not recur in the current year. The Company also recorded $0.6 million (prior to any effect of taxes) in operating costs and expenses in settling a proxy contest attendant to the annual stockholders meeting. The contest was initiated by a group that included two directors of the Company.

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

     In 1998, taxes on income increased 84.5% to $13.1 million from $7.1 million in 1997, due principally to an increase of $14.9 million in income before taxes. The Company's 1998 effective tax rate was 41.1%, as compared to 41.7% in 1997. This decrease was principally due to a more favorable mix of income generated in jurisdictions with lower tax rates in 1998 compared to 1997.

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

     As a result of the foregoing, net income for 1998 increased 90% to $17.9 million, representing a 5.9% return on revenue, compared to $9.4 million for 1997 when a 2.9% return on revenue was achieved. The Company also achieved a substantial improvement in return on average stockholders' equity of 13.2% for 1998, as compared to 7.4% for 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the balance of cash, U.S. Treasury bills, and short-term investments was $68.2 million, compared to $76.9 million at December 31, 1998. The decrease in cash and cash equivalents resulted primarily from the Company's previously reported stock repurchase program, which used cash in the amount of $32.0 million in 1999. In addition, there were cash outlays for capital spending of $11.7 million, and $11.8 million for the acquisition of the Company's Dutch licensee. These cash outlays were partially offset by a positive generation of cash from operating activities of $34.4 million and proceeds from long-term debt of $6.1 million incurred to finance the Dutch acquisition. Working capital was $120.2 million at December 31, 1999, compared to $122.0 million at December 31, 1998.

     Trade receivables, together with costs and estimated earnings in excess of billings and retainage under construction contracts, increased 13.1%, to $84.2 million, from $74.4 million at December 1998, while revenues grew 12.9% compared to last year, which contributed to the small change in working capital. The collection of installation receivables involves contractual provisions for retainage by the project owner, often 5% to 15% of the contract amount, which extends the collection process. Collections are also sometimes further prolonged by the slow review processes often employed by the Company's municipal customers. In the United

States, retainage receivables are generally received within 60 to 90 days after the completion of a contract.

     Capital expenditures were $11.7 million in 1999, compared to $13.4 million in 1998. Capital expenditures generally reflect replacement equipment required by the Company's installation operations. In 1999, capital expenditures also reflect $0.5 million related to the completion of the Company's new training center.

     While the Company expects that routine capital spending will continue at the current level in the foreseeable future, the Company is pursuing several information system improvement initiatives that will require increased expenditures during the next several years. These initiatives, which began principally in 1997, include anticipated expenditures of approximately $1.6 million in connection with the installation of an electronic data collection system in each of the Company's North American rehabilitation operations, of which $0.9 million was expended during 1999. In addition, the Company intends to implement new information systems in its European subsidiaries. The Company plans to increase expenditures to meet rising volume demands, which relate to expansion of field crew capacity as well as production improvements to manufacturing facilities.

     In June 1999, the Company completed its acquisition of all the shares of its exclusive licensee of the Insituform Process in the Netherlands, now named Insituform Rioolrenovatietechnieken B.V. The purchase price was NGL 25 million (approximately US $11.8 million), which was paid in cash at closing. Included in the acquisition was a 10% stockholding owned by the licensee in Linings. In November 1999, the Company's share of Linings increased to 75% as a result of share redemptions effectuated by Linings, for an approximate redemption price of $1.5 million. In January 2000, the Company acquired the rights to the Thermopipe Process not previously licensed to it for approximately $0.7 million.

     During 1999, the Company paid an installment of $0.6 million on the purchase price of the minority interest in the Company's Chilean subsidiary acquired in the prior year, and will pay the remaining installment of $0.5 million during the current year. During 1999, the Company paid an installment of $1.3 million on the purchase price of the majority interest in Video Injection acquired in the prior year, and will pay the remaining installment of $1.3 million in the current year. The Company remains obligated to purchase the remaining 20% of the shares of Video Injection pursuant to a formula based on Video Injection's results of operations. In connection with its settlement relating to Midsouth, during 1999 the Company also received an aggregate of $1.7 million, consisting of the book value of its investment in Midsouth and repayments of amounts advanced.

     In February 2000, the Company acquired the rights to the Insituform Process and NuPipe Process for the states of New York and New Jersey, through the purchase of all of the shares of the capital stock of Insituform Metropolitan, Inc. and the operating assets of certain of its affiliates. At closing, the Company paid the sellers or delivered into escrow an aggregate of $4.3 million in cash, in addition to assuming operating liabilities of the acquired business. The remainder of the purchase price (which is estimated at $5.2 million, inclusive of closing payments) will be paid after adjustments for net assets to be shown in a closing balance sheet of the acquired business.

     Financing activities used $23.6 million in 1999, as compared to cash used of $11.2 million in 1998. In mid-1998, the Company authorized the repurchase of up to 2,700,000 shares of the Company's Common Stock to be made from time to time over five years in open market transactions. The amount and timing of purchases are dependent upon a number of factors, including the price and availability of the Company's shares, general market conditions and competing alternative uses of funds, and may be discontinued at any time. In October 1999, the Company increased the original authorization by an additional 2,000,000 shares of Common Stock through the period ending June 2003. During 1999, the Company used cash in the amount of $32.0 million for the repurchase of 1,752,400 shares. The Company has used cash in the cumulative amount of $41.8 million for the repurchase of 2,488,300 shares through December 31, 1999, since inception of the stock repurchase program. The repurchased shares will be held as treasury stock.

     In 1999, the Company made principal payments on debt totaling $2.3 million, compared to $1.8 million in 1998. The Company, in 1999, generated $5.0 million from the issuance of common stock from stock options granted to employees, as compared to $0.8 million in 1998.

     The Company's $110 million principal amount of Senior Notes, Series A, due February 14, 2007 (the "Senior Notes"), bear interest, payable semi-annually in August and February of each year, at the rate per annum of 7.88%. Each year, from February 2001 to February 2006, inclusive, the Company will be required to make principal payments of $15.7 million, together with an equivalent payment at maturity. The Senior Notes may be prepaid at the Company's option, in whole or in part, at any time, together with a make-whole premium, and upon specified change in control events each holder has the right to require the Company to purchase its Senior Note without any premium thereon.

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

     In July 1999, the Company borrowed EUR 5,672,000 in order to refinance a portion of the purchase price for its Dutch licensee. Such amount is repayable in seven equal installments annually on each July 31, and accrues interest, payable quarterly, at the rate of 5.5% per annum.

     The Company anticipates replacement of the Credit Agreement with a new facility with the same lender, providing for advances to the Company of up to $50,000,000 aggregate principal amount for working capital and permitted acquisitions (including $30,000,000 available for standby and commercial letters of credit, on a revolving basis through 2004, at which time principal will be repayable). Interest on outstanding advances will accrue, at the election of the Company, at either the lender's prime rate, the federal funds rate plus .5%, or the lender's offshore rate plus a margin ranging from .5% to 1.5% depending on the maintenance of certain financial ratios, and be payable quarterly. The new facility will be guaranteed by the Company's domestic subsidiaries under arrangements similar to those required by the Credit Facility.

     Management believes its current working capital and additional facilities will be adequate to meet its requirements for the foreseeable future.

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

     Accordingly, prior to December 31, 1999, the Company reviewed its internal computer programs and systems, and reviewed and analyzed voice and data communications systems, building systems, manufacturing and operations equipment with embedded components (including HVAC, security and fire protection), and field operations equipment to ensure the reliability of operational systems and manufacturing processes, both in North America and in Europe. As a result, the Company formulated a year 2000 compliance program so as to address any significant issues in a timely manner. The Company's plan included formal communications with representatives from significant outside parties that transact with the Company to determine the extent of vulnerability of the Company to any failure to remediate their own year 2000 issues.

     The Company has addressed any internal year 2000 issues through either replacement of old systems with new year 2000 compliant systems or modifications to existing systems. The Company has not identified any material difficulties presented by its major customers or suppliers, has not experienced any material business interruption in connection with year 2000 difficulties and has not incurred any material expense in connection with its year 2000 compliance plan.

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

     Based on the Company's overall currency exchange rate and interest rate exposure at December 31, 1999, a 10% weakening in the U.S. dollar across all currencies or 10% increase in interest rates would not have a material impact on the financial position, results of operations or cash flows of the Company. These effects of hypothetical changes in currency exchange rates and in interest rates, however, ignore other effects the same movement may have arising from other variables, and actual results could differ from the sensitivity calculations of the Company. The Company regularly assesses these variables, establishes policies and business practices to protect against the adverse effects of foreign currency and interest rate fluctuations and does not anticipate any material losses generated by these risks.

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

                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          For information concerning this item, see "Item 1. Business-Executive Officers" and the Proxy Statement to be filed with respect to the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement"), which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

          For information concerning this item, see the 2000 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

          For information concerning this item, see the 2000 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          For information concerning this item, see the 2000 Proxy Statement, which information is incorporated herein by reference.

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

          (b) Current Reports on Form 8-K:

          During the quarter ended December 31, 1999, the Company filed a Current Report on Form 8-K dated October 6, 1999 which, under "Item 5. Other Events" thereunder, reported the settlement of certain litigation, and a Current Report on Form 8-K dated October 21, 1999 which, under "Item 5. Other Events" thereunder, announced the expansion of its existing stock repurchase program. The Company also filed a Current Report on Form 8-K dated February 2, 2000 reporting its acquisition of the rights to the Insituform Process and the NuPipe Process for the States of New York and New Jersey. No financial statements were filed as part of any such report.

                        POWER OF ATTORNEY

          The registrant and each person whose signature appears below hereby appoint Anthony W. Hooper, Robert L. Kelley and Joseph A. White as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                           SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2000         INSITUFORM TECHNOLOGIES, INC.


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


Signature                        Title               Date


s/Anthony W. Hooper
-----------------------
Anthony W. Hooper         Principal Executive     March 24, 2000
                          Officer and Director

s/Joseph A. White
-----------------------
Joseph A. White           Principal Financial     March 24, 2000
                          and Accounting Officer

s/Robert W. Affholder
-----------------------
Robert W. Affholder       Director                March 24, 2000
s/Paul A. Biddelman
-----------------------
Paul A. Biddelman         Director                March 24, 2000


s/Stephen P. Cortinovis
-----------------------
Stephen P. Cortinovis     Director                March 24, 2000


s/Juanita Hinshaw
-----------------------
Juanita Hinshaw           Director                March 24, 2000


s/Thomas Kalishman
-----------------------
Thomas Kalishman          Director                March 24, 2000


s/Sheldon Weinig
-----------------------
Sheldon Weinig            Director                March 24, 2000


s/Russell B. Wight, Jr.
-----------------------
Russell B. Wight, Jr.     Director                March 24, 2000


s/Alfred L. Woods
-----------------------
Alfred L. Woods           Director                March 24, 2000

                  INDEX TO FINANCIAL STATEMENTS



Report of Independent Public Accountants............   F-2

Report of Management.................................  F-3

Consolidated Statements of Operations for
  each of the three years in the period
  ended December 31, 1999............................  F-4

Consolidated Balance Sheets, December 31,
  1999 and 1998......................................  F-5

Consolidated Statements of Stockholders'
  Equity for each of the three years in
  the period ended December 31, 1999.................  F-6

Consolidated Statements of Cash Flows
  for each of the three years in the
  period ended December 31, 1999.....................  F-7

Notes to Consolidated Financial Statements...........  F-8


     No Financial Statement Schedules are included herein because they are not required or not applicable or the required information is contained in the consolidated financial statements or notes thereto.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders of Insituform Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Insituform Technologies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flow for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insituform Technologies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP



St. Louis, Missouri,
 February 15, 2000

REPORT OF MANAGEMENT


Management is responsible for the preparation, integrity and objectivity of financial information included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States applied on a consistent basis.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts. Although the financial statements reflect all available information and management's judgment and estimates of current conditions and circumstances, and are prepared with the assistance of specialists within and outside the Company, actual results could differ from those estimates.

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



Anthony W. Hooper                            Joseph A. White
Chairman, President and                      Vice President and
Chief Executive Officer                      Chief Financial
                                             Officer

           INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
           ----------------------------------------------
                  CONSOLIDATED STATEMENTS OF INCOME
                  ---------------------------------
        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              (In thousands, except per share amounts)

                                                    1999        1998       1997
                                                   ------      ------     ------
REVENUES                                         $339,883    $300,958   $320,640

COST OF REVENUES                                  221,232     201,056    226,152
                                                 --------    --------   --------
GROSS PROFIT                                      118,651      99,902     94,488

OPERATING COSTS AND EXPENSES                       67,982      61,214     69,458
                                                 --------    --------   --------
OPERATING INCOME                                   50,669      38,688     25,030
                                                 --------    --------   --------
OTHER (EXPENSE) INCOME:
  Interest expense                                 (9,031)     (9,099)    (8,750)
  Other                                             3,797       2,270        647
                                                 --------    --------   --------
TOTAL OTHER EXPENSE                                (5,234)     (6,829)    (8,103)
                                                 --------    --------   --------
INCOME BEFORE TAXES ON INCOME                      45,435      31,859     16,927

TAXES ON INCOME                                    18,879      13,079      7,067
                                                 --------    --------   --------
INCOME BEFORE MINORITY INTERESTS
 AND EQUITY IN EARNINGS                            26,556      18,780      9,860

MINORITY INTERESTS                                   (837)       (849)      (519)

EQUITY IN EARNINGS (LOSSES) OF
 AFFILIATED COMPANIES                                 264         (44)       303
                                                 --------    --------   --------
INCOME BEFORE EXTRAORDINARY ITEM                   25,983      17,887      9,644

EXTRAORDINARY ITEM-Loss on early
 retirement of debt (net of income
 tax benefits of $142)                                  -           -       (225)
                                                 --------    --------   --------
NET INCOME                                       $ 25,983    $ 17,887   $  9,419
                                                 ========    ========   ========
EARNINGS PER SHARE OF COMMON STOCK
 AND COMMON STOCK EQUIVALENTS:
Net income per common share- basic-
Income before extraordinary item                 $   1.02    $    .67   $    .36
Extraordinary loss, net
 of income tax benefits                                 -           -       (.01)
                                                 --------    --------   --------
Net income per common share-basic              $   1.02    $    .67   $    .35
                                                 ========    ========   ========
Net income per common share-dilutive-
Income before extraordinary item                 $   1.00    $    .66   $    .36
Extraordinary loss, net of income tax benefits          -           -       (.01)
                                                 --------    --------   --------
Net income per common share - dilutive           $   1.00    $    .66   $    .35
                                                 ========    ========   ========
The accompanying notes are an integral part of the financial statements.

           INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
           ----------------------------------------------

   CONSOLIDATED BALANCE SHEETS -- AS OF DECEMBER 31, 1999 AND 1998
              (In thousands, except share information)
                                                             1999         1998
                                                            ------       ------
                                   ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                  $ 68,183     $ 76,904
 Receivables, net                                             58,546       52,280
 Retainage                                                    13,253       12,368
 Costs and estimated earnings in excess of billings           12,372        9,792
 Inventories                                                  12,525       11,282
 Prepaid expenses and other                                    9,493        7,479
                                                            --------     --------
         Total current assets                                174,372      170,105
                                                            --------     --------
PROPERTY AND EQUIPMENT, less accumulated depreciation         54,188       56,421
                                                            --------     --------
OTHER ASSETS:
 Goodwill, less accumulated amortization of
 $18,417 and $15,078, respectively                            64,077       56,504
 Other assets                                                 18,988       21,578
                                                            --------     --------
         Total other assets                                   83,065       78,082
                                                            --------     --------
         Total assets                                       $311,625     $304,608
                                                            ========     ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt and notes payable     $  3,188     $  2,918
 Accounts payable and accruals                                51,004       45,231
                                                            --------     --------
         Total current liabilities                            54,192       48,149

LONG-TERM DEBT, less current maturities                      114,954      112,131

OTHER LIABILITIES                                              1,168        1,115
                                                            --------     --------
         Total liabilities                                   170,314      161,395
                                                            --------     --------
MINORITY INTERESTS                                             2,708        3,708
                                                            --------     --------
STOCKHOLDERS' EQUITY:
 Preferred stock, undesignated, $.10 par-
  shares authorized 2,000,000; none outstanding                    -            -
 Common stock, $.01 par-shares authorized
  40,000,000; shares outstanding 27,787,862
  and 27,302,304                                                 278          273
 Additional paid-in capital                                   74,809       68,931
 Retained earnings                                           112,338       86,355
 Treasury stock2,744,101 and 991,701 shares               (45,118)     (13,097)
 Cumulative foreign currency translation adjustments          (3,704)      (2,957)
                                                            --------     --------
          Total stockholders' equity                         138,603      139,505
                                                            --------     --------
          Total liabilities and stockholders' equity        $311,625     $304,608
                                                            ========     ========

The accompanying notes are an integral part of the financial statements.

               INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
               ----------------------------------------------
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               -----------------------------------------------
            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                   (In thousands, except number of shares)
                                     Common Stock       Additional
                                   -----------------     Paid-In      Retained    Treasury
                                   Shares     Amount     Capital      Earnings    Stock
                                   ------     ------    ----------    --------   --------
BALANCE, December 31, 1996        27,144,331   $271     $ 67,824      $ 59,049   $ (3,269)

 Net income                            -          -          -           9,419        -
 Issuance of common stock upon
  exercise of options                 70,387      1          295            -         -
 Foreign currency translation
  adjustment                           -          -          -              -         -
                                  ----------   ----     --------      --------   --------

BALANCE, December 31, 1997        27,214,718    272       68,119        68,468     (3,269)

 Net income                            -          -          -          17,887        -
 Issuance of common stock upon
   exercise of options                87,586      1          812            -         -
 Common stock repurchased              -          -          -              -      (9,828)
 Foreign currency translation
   adjustment                          -          -          -              -         -
                                  ----------   ----     --------      --------   --------

BALANCE, December 31, 1998        27,302,304    273       68,931        86,355    (13,097)

 Net income                            -                     -          25,983        -
 Issuance of common stock upon
  exercise of options, including
  income tax benefit of $907         485,558      5        5,878            -         -
 Common stock repurchased              -          -          -              -     (32,021)
 Foreign currency translation
  adjustment                           -          -          -              -         -
                                  ----------   ----     --------      --------   --------

BALANCE, December 31, 1999        27,787,862   $278     $ 74,809      $112,338   $(45,118)
                                  ==========   ====     ========      ========   ========


Table continued on next page.

               INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
               ----------------------------------------------
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               -----------------------------------------------
            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                   (In thousands, except number of shares)
                                     Cumulative
                                   Foreign Currency        Total
                                     Translation       Stockholders'    Comprehensive
                                     Adjustments           Equity           Income
                                   ----------------    -------------    -------------
BALANCE, December 31, 1996         $  (672)            $123,203

 Net income                            -                  9,419         $  9,419
 Issuance of common stock upon
  exercise of options                  -                    296             -
 Foreign currency translation
  adjustment                        (1,416)              (1,416)          (1,416)
                                   -------             --------         --------

BALANCE, December 31, 1997          (2,088)             131,502         $  8,003
                                                                        ========
 Net income                            -                 17,887         $ 17,887
 Issuance of common stock upon
   exercise of options                 -                    813            -
 Common stock repurchased              -                 (9,828)           -
 Foreign currency translation
   adjustment                         (869)                (869)            (869)
                                   -------             --------         --------

BALANCE, December 31, 1998          (2,957)             139,505         $ 17,018
                                                                        ========
 Net income                            -                 25,983         $ 25,983
 Issuance of common stock upon
  exercise of options, including
  income tax benefit of $907           -                  5,883            -
 Common stock repurchased              -                (32,021)           -
 Foreign currency translation
  adjustment                          (747)                (747)            (747)
                                   -------             --------         --------

BALANCE, December 31, 1999         $(3,704)            $138,603         $ 25,236
                                   =======             ========         ========

  The accompanying notes are an integral part of the financial statements.

               INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
               ----------------------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                    ------------------------------------
            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                               (In thousands)
                                                               1999       1998      1997
                                                               ----       ----      ----
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income                                                   $ 25,983   $ 17,887   $ 9,419
 Adjustments to reconcile net income to
  net cash provided by operating activities-
   Depreciation and amortization                                18,244     19,095    19,240
   Other                                                          (475)       266     1,311
   Deferred income taxes                                         1,689      1,174       728
   Changes in operating assets and liabilities,
    net of effects of businesses purchased-
     Receivables                                                (9,718)    13,247    (5,805)
     Inventories                                                (1,125)     1,049     2,766
     Prepaid expenses and other assets                          (3,703)     2,769       506
     Accounts payable and accruals                               3,484         69      (993)
                                                               -------    -------   -------
     Net cash provided by operating activities                  34,379     55,556    27,172
                                                               -------    -------   -------
CASH FLOW FROM INVESTING ACTIVITIES:
 Capital expenditures                                          (11,746)   (13,416)  (16,552)
 Purchases of businesses, net of cash acquired                 (11,325)    (1,451)      -
 Other investing activities                                      3,304      1,549    (1,661)
                                                               -------    -------   -------
       Net cash used in investing activities                   (19,767)   (13,318)  (18,213)
                                                               -------    -------   -------
CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                          4,976        813       296
 Purchases of treasury stock                                   (32,021)    (9,828)      -
 Proceeds from long-term debt                                    6,050        124   110,515
 Principal payments on long-term debt                           (2,288)    (1,776)  (87,105)
 Minority interests                                                -          -        (178)
 Repayment of short-term borrowings                               (276)      (565)     (124)
                                                               -------    -------   -------
       Net cash (used in) provided by financing activities      (23,559)  (11,232)   23,404
                                                               --------   -------   -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                             226       164      (105)
                                                               -------    -------   -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (8,721)   31,170    32,258

CASH AND CASH EQUIVALENTS, beginning of year                     76,904    45,734    13,476
                                                               --------   -------   -------
CASH AND CASH EQUIVALENTS, end of year                         $ 68,183   $76,904   $45,734
                                                               ========   =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for-
  Interest                                                     $  8,852   $ 9,115   $ 5,849
  Income taxes                                                   17,593    13,223     1,686

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Deferred consideration for businesses acquired                $    -     $ 3,671   $   -

  The accompanying notes are an integral part of the financial statements.

         INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
         ----------------------------------------------
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------

1. DESCRIPTION OF BUSINESS:
   -----------------------

Insituform Technologies(R), Inc. (a Delaware corporation) and subsidiaries (collectively, the "Company" or "ITI") is a worldwide provider of proprietary trenchless technologies for the rehabilitation and improvement of sewer, water, gas and industrial pipes. The Company's primary technology is the Insituform(R) process, a "cured-in-place" pipeline rehabilitation process. The Company's TiteLiner(R) (TiteLiner) process is a method of lining steel lines with a corrosion and abrasion resistant pipe. Through its Affholder(SM), Inc. subsidiary, the Company is engaged in trenchless tunneling used in the installation of new underground services.

2. SUMMARY OF ACCOUNTING POLICIES:
   ------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, including a 75%-owned United Kingdom subsidiary, Insituform(R) Linings Plc.; a 55%-owned Mexican subsidiary, United Pipeline de Mexico, S.A.; a 66 2/3%-owned French subsidiary, Insituform(R) France, S.A. and an 80%-owned French subsidiary, Video Injection SA. All intercompany transactions and balances have been eliminated. Investments in entities in which the Company has 20% to 50% ownership are accounted for by the equity method.

Accounting Estimates
--------------------

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

Taxes on Income
---------------

The Company provides for estimated income taxes payable or refundable on current year income tax returns as well as the estimated future tax effects attributable to temporary differences and carryforwards, based upon enacted tax laws and tax rates.

Foreign Currency Translation
----------------------------

Results of operations for foreign entities are translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rates in effect at the balance sheet date, and the related translation adjustments are reported as a separate component of stockholders' equity.

Cash and Cash Equivalents
-------------------------

The Company classifies highly liquid investments with original maturities of 90 days or less as cash equivalents. Recorded book values are reasonable estimates of fair value for cash and cash equivalents.

Inventories
-----------

Inventories are valued at the lower of cost (first-in, first-out) or market.

Property, Equipment and Depreciation
------------------------------------

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

Intangibles
-----------

The Company amortizes goodwill over periods not in excess of 25 years on the straight-line basis.

Long-Lived Assets
-----------------

The Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered from its undiscounted future cash flows.

Revenues
--------

Revenues include construction and installation revenues which are recognized using the percentage-of-completion method. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and equipment costs. Changes in estimated total contract costs are recognized in the period they are determined. Where a contract loss is forecasted, the full amount of the anticipated loss is recognized in the period the loss is determined.

Earnings Per Share
------------------

Earnings per share has been calculated using the following share information:

                                            1999        1998         1997
                                            ----        ----         ----
Weighted average number of common
 shares used for basic EPS              25,460,287   26,777,879   26,926,148

Effect of dilutive stock options
 and warrants                              619,245      280,180       46,900
                                        ----------   ----------   ----------
Weighted average number of common
 shares and dilutive potential
 common stock used in dilutive EPS      26,079,532   27,058,059   26,973,048
                                        ==========   ==========   ==========

New Accounting Pronouncement
----------------------------

The Company intends to adopt SFAS 133, "Accounting for Derivative Instrument and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities in 2001. The Company believes that SFAS 133 will not have a material impact on its results of operations or financial position.

Reclassifications
-----------------

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

3. BUSINESS ACQUISITIONS:
   ---------------------

On June 1, 1999, the Company completed its acquisition of all of the shares of its exclusive licensee of the Insituform Process in the Netherlands, now named Insituform(R) Rioolrenova-tietechnieken B.V., from BFI Holdings B.V. The purchase price was NGL 25 million (approximately US $11.8 million), which was paid in cash at closing. The acquisition was accounted for by the purchase method and resulted in goodwill of $10.8 million.

During the year ended December 31, 1998, the Company made acquisitions which have been accounted for as purchases. The purchase prices totaling $7.1 million were allocated to tangible assets and goodwill.

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS:
   -------------------------------

Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31 (in thousands):

                                            1999       1998       1997
                                            ----       ----       ----
Balance, at beginning of period           $ 2,909    $ 2,587    $ 1,031
Charged to expense                            590      1,679      1,658
Uncollected balances written off,
 net of recoveries                           (403)    (1,357)      (102)
                                          -------    -------    -------
Balance, at end of period                 $ 3,096    $ 2,909    $ 2,587
                                          =======    =======    =======

5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:
   -----------------------------------------------------

Costs and estimated earnings on uncompleted contracts consist of the following at December 31 (in thousands):

                                                 1999            1998
                                                 ----            ----
Costs incurred on uncompleted contracts       $ 125,167       $ 111,204
Estimated earnings                               46,861          38,460
                                              ---------       ---------
                                                172,028         149,664
Less- Billings to date                         (166,904)       (145,278)
                                              ---------       ---------
                                              $   5,124       $   4,386
                                              =========       =========
Included in the accompanying
 balance sheets:
  Costs and estimated earnings in
    excess of billings                        $  12,372       $   9,792
  Billings in excess of costs and
    estimated earnings (Note 9)                  (7,248)         (5,406)
                                              ---------       ---------
                                              $   5,124       $   4,386
                                              =========       =========

                              F-11

Costs and estimated earnings in excess of billings represent work performed which either due to contract stipulations or lacking contractual documentation needed, could not be billed. Substantially all unbilled amounts are expected to be billed and collected within one year.

6. INVENTORIES:
   -----------

Inventories are summarized as follows at December 31 (in thousands):

                                          1999          1998
                                          ----          ----
Raw materials                           $  1,827      $  1,542
Work-in-process                            3,750         2,959
Finished products                          1,594         1,144
Construction materials                     5,354         5,637
                                        --------      --------
                                        $ 12,525      $ 11,282
                                        ========      ========

7. PROPERTY AND EQUIPMENT:
   ----------------------

Property and equipment consists of the following at December 31
(in thousands):
                                           1999          1998
                                           ----          ----
Land and land improvements               $  2,800      $  2,621
Buildings and improvements                 22,679        21,928
Machinery and equipment                    83,143        81,283
Furniture and fixtures                      8,126         8,883
Autos and trucks                            5,925         4,822
Construction in progress                    4,997         3,731
                                         --------      --------
                                          127,670       123,268
Less-  Accumulated depreciation           (73,482)      (66,847)
                                         --------      --------
                                         $ 54,188      $ 56,421
                                         ========      ========

8. LONG-TERM DEBT AND NOTES PAYABLE:
   --------------------------------

Long-term debt consists of the following at December 31 (in thousands):

                                                      1999            1998
                                                      ----            ----
LONG-TERM DEBT:
 7.88% senior notes, payable in $15,715 annual
  installments beginning February 2001 through
  2007, with interest payable semiannually           $110,000      $110,000
 5.5% bank term loan, EUR5.7 million, payable
  in seven equal annual installments through
  July 2006, with interest payable quarterly            5,711          -
 Other notes, interest rates from 8.5% to
  9.6%                                                  2,431         5,049
                                                     --------      --------
                                                      118,142       115,049
Less-  Current maturities                              (3,188)       (2,918)
                                                     --------      --------
                                                     $114,954      $112,131
                                                     ========      ========

The 7.88% senior notes may be prepaid at the Company's option, in whole or in part, at any time, together with a make-whole premium, and upon specified change in control events each holder has the right to require the Company to purchase its senior notes without any premium thereon. The agreements obligate the Company to comply with certain financial ratios and restrictive covenants that, among other things, place limitations on operations and sales of assets by the Company or its subsidiaries, and limit the ability of the Company to incur further secured indebtedness and liens. Such agreements also obligate the Company's subsidiaries to provide guarantees to the holders of the senior notes if guarantees are given by them to certain other lenders.

At December 31, 1999 and 1998, the estimated fair value of the Company's long-term debt was approximately $112.4 million and $111.6 million, respectively.

Principal payments required to be made for each of the next five years and thereafter are summarized as follows (in thousands):

Years ending December 31                           Amount
------------------------                           ------

2000                                               $  3,188
2001                                                 16,590
2002                                                 16,531
2003                                                 16,531
2004                                                 16,531
After 2004                                           48,771
                                                   --------
Total                                              $118,142
                                                   ========

The Company has the capacity to borrow up to $20,000,000 under domestic committed lines of credit. The line of credit facility expires September 1, 2001. There were no amounts outstanding on the line of credit during 1999 or 1998.

9. ACCOUNTS PAYABLE AND ACCRUALS:
   -----------------------------

Accounts payable and accruals consist of the following at December 31 (in thousands):

                                          1999           1998
                                          ----           ----

Accounts payable - trade               $ 13,902       $ 13,471
Compensation and profit sharing          12,288         10,515
Billings in excess of costs and
 estimated earnings                       7,248          5,406
Interest                                  3,318          3,219
Other                                    14,248         12,620
                                       --------       --------
                                       $ 51,004       $ 45,231
                                       ========       ========
10. STOCKHOLDERS' EQUITY:
    --------------------

Stock Option Plan
-----------------

Under the 1992 Employee Stock Option Plan (the "Employee Plan") and Director Stock Option Plan (the "Director Plan"), the Company may grant options to its employees and directors not to exceed 1,850,000 and 1,000,000 shares of common stock, respectively. The plans are administered by the Board of Directors, which determines the timing of awards, individuals to be granted awards, the number of options to be awarded and the price, vesting schedule and other conditions of the options.
The exercise price of each option typically equals the closing market price of the Company's stock on the date of grant and, therefore, the Company generally makes no charge to earnings with respect to these options. Options generally vest over four or five years and have an expiration date of up to five or ten years after grant. In February 2000, the Company's Board of Directors, subject to stockholder approval, increased the number of shares authorized for issuance under the Employee Plan and the Director Plan to 2,850,000 and 1,500,000 shares, respectively.

The Company applies APB Opinion No. 25, in accounting for stock option grants. In accordance with SFAS No. 123, the Company has estimated the fair value of each option grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for the grants in 1999, 1998 and 1997, respectively: expected volatility of 41%, 46% and 45%; risk-free interest rates of 6.4%, 5.1% and 5.8%; expected lives of five years and no dividends. Had compensation cost for the stock options granted been determined based on their fair value at the grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                  1999       1998       1997
Net income:                       ----       ----       ----
 As reported                    $25,983    $17,887     $9,419
 Pro forma                       24,404     16,833      8,867
Basic earnings per share:
 As reported                       1.02        .67        .35
 Pro forma                          .96        .63        .33
Dilutive earnings per share:
 As reported                       1.00        .66        .35
 Pro forma                          .94        .62        .33

The following tables summarize information about options outstanding at December 31, 1999:

                              Options Outstanding           Options Exercisable
                       --------------------------------   -----------------------
                                      Weighted
                                      Average       Weighted                   Weighted
                                      Remaining     Average                    Average
Range of                 Number       Contractual   Exercise      Number       Exercise
Exercise Price         Outstanding       Life        Price      Exercisable     Price
--------------         -----------    -----------   --------    -----------    --------
$4.00 to $10.00         531,913        6.5 years     $  8.47     338,953       $  8.49
$10.00 to $15.00        880,604        4.7 years     $ 13.78     420,393       $ 13.26
$15.00 and above         66,312        4.5 years     $ 19.76      16,437       $ 19.74
                      ---------                                  -------
                      1,478,829        5.3 years     $ 12.14     775,783       $ 11.32
                      =========                                  =======

                              1999                 1998                   1997
                        -------------------    -----------------    -------------------
                                   Weighted             Weighted               Weighted
                                   Average              Average                Average
                                   Exercise             Exercise               Exercise
                        Shares      Price      Shares     Price     Shares      Price
                        ------     --------    ------   --------    ------     --------
Options outstanding,
 beginning of year     1,508,998    $10.51    1,864,265  $11.59    1,597,379    $12.22
Granted                  493,000     15.16      306,000   13.68      568,900      8.75
Exercised               (485,558)    10.18      (87,586)   9.28      (70,387)     4.24
Forfeited                (37,611)    11.56     (573,681)  15.89     (231,627)    11.18
                       ---------              ---------            ---------
  Options outstanding,
   end of year         1,478,829    $12.14    1,508,998  $10.51    1,864,265    $11.59
                       =========              =========            =========
Options exercisable,
 end of year             775,783    $11.32      983,362  $10.48    1,316,429    $12.53
                       =========              =========            =========
Weighted average fair
 value of options
 granted                  $6.98                   $6.47                $4.16

At December 31, 1999, 2,850,000 shares of common stock were reserved pursuant to stock option plans.

11. OTHER INCOME (EXPENSE):
    ----------------------

Other income (expense) is comprised of the following at December
31 (in thousands):

                                1999        1998         1997
                                ----        ----         ----
Investment income              $ 3,464     $ 3,130      $ 1,842
Other                              333        (860)      (1,195)
                               -------     -------      -------
                               $ 3,797     $ 2,270      $   647
                               =======     =======      =======

12. TAXES ON INCOME:
    ---------------

Income from continuing operations before taxes on income is as follows for the years ended December 31 (in thousands):

                                1999        1998         1997
                                ----        ----         ----
Domestic                      $ 39,463    $ 25,803     $  9,432
Foreign                          5,972       6,056        7,495
                              --------    --------     --------
Total                         $ 45,435    $ 31,859     $ 16,927
                              ========    ========     ========

Provisions for taxes on income from continuing operations consist of the following components for the years ended
December 31 (in thousands):

                                1999        1998         1997
                                ----        ----         ----
Current:
 Federal                      $ 12,670    $  6,730      $ 2,498
 Foreign                         2,491       3,848        3,519
 State                           2,029       1,327          280
                              --------    --------      -------
                                17,190      11,905        6,297
                              --------    --------      -------
Deferred:
 Federal                         1,682       1,031          900
 Foreign                          (180)        (76)        (302)
 State                             187         219          172
                              --------    --------      -------
                                 1,689       1,174          770
                              --------    --------      -------
Total taxes on income         $ 18,879    $ 13,079      $ 7,067
                              ========    ========      =======

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:


                                        1999     1998     1997
                                        ----     ----     ----

Income taxes at U.S. federal
 statutory tax rate                     35.0%    35.0%    34.0%
Increase in taxes resulting from:
 State income taxes, net of federal
  income tax benefit                     3.6      3.2      1.1
 Tax amortization of intangibles        (1.8)    (2.6)    (4.7)
 Goodwill amortization                   1.6      2.3      3.2
 Effect of foreign income taxed
  at foreign rates                        .2       .3      3.0
 Other                                   3.0      2.9      5.1
                                        ----     ----     ----
Total taxes on income                   41.6%    41.1%    41.7%
                                        ====     ====     ====

Net deferred taxes consist of the following at December 31 (in thousands):

                                               1999      1998
                                              ------    ------
DEFERRED INCOME TAX ASSETS:
 Foreign tax credits and net operating
  loss carryforwards                          $ 2,986   $ 3,057
 Accrued losses and nondeductible
  reserves                                      1,776     2,160
 Accrued compensation                           1,264     1,799
 Other                                          1,852     2,137
                                              -------   -------
Total deferred income tax assets                7,878     9,153
                                              -------   -------
DEFERRED INCOME TAX LIABILITIES:
 Depreciation                                  (3,121)   (5,268)
 Patent defense cost                           (1,317)   (1,833)
 Other                                         (4,121)   (1,044)
                                              -------   -------
 Total deferred income tax liabilities         (8,559)   (8,145)
                                              -------   -------
 Net deferred income tax (liabilities) assets $  (681)  $ 1,008
                                              =======   =======

Subject to the future taxable income on certain of the Company's subsidiaries, the Company's various foreign tax credits and tax operating loss carryforwards have varying expiration dates, some ranging from 2004-2010 while others have indefinite lives.

13. COMMITMENTS AND CONTINGENCIES:
    -----------------------------

Leases
------

The Company leases a number of its administrative operations facilities under noncancellable operating leases expiring at various dates through 2020. In addition, the Company leases certain construction and automotive equipment on a multiyear monthly or daily basis. Rent expense under all operating leases for 1999, 1998 and 1997 was $6,408,000, $6,135,000 and
$9,960,000, respectively.

At December 31, 1999, the future minimum lease payments required under the noncancellable operating leases were as follows (in thousands):

     Year Ending December 31          Minimum Lease Payments
     -----------------------          ----------------------
              2000                         $   5,127
              2001                             4,067
              2002                             3,151
              2003                             2,344
              2004                             1,356
              After 2004                         654
                                            --------
              Total                         $ 16,699
                                            ========
Litigation
----------

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

Retirement Plans
----------------

The Company maintains profit sharing/401(k) plans which cover substantially all eligible domestic employees. Company profit sharing contributions are discretionary. Under the terms of its 401(k) features, the plan also provides for the Company to contribute 100% of the participating employee's contribution up to 3% of the employee's salary, and 50% of the next 2% of the employee's salary. Total contributions to the domestic plans were $3,457,000, $2,885,000 and $2,496,000 for the years ended
December 31, 1999, 1998 and 1997, respectively.

In addition, certain foreign subsidiaries maintain various other defined contribution retirement plans. Company contributions to such plans for the years ended December 31, 1999, 1998 and 1997, were $138,000, $103,000 and $132,000, respectively.

14. SEGMENT AND GEOGRAPHIC INFORMATION:
    ----------------------------------

The Company has principally three operating segments:
rehabilitation, tunnelling and corrosion and abrasion operations
(TiteLiner). These operating units represent strategic business units that offer distinct products and services and serve different markets.

The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on standalone operating income.

There were no customers which accounted for more than 10% of the Company's revenues during the three years ended December 31, 1999.

Financial information by segment is as follows at December 31
(in thousands):


                                          1999         1998        1997
                                         ------       ------      ------
Revenues:
 Rehabilitation                         $ 276,438    $ 225,192   $ 228,072
 Tunneling                                 40,049       32,336      30,215
 Tite Liner                                23,396       43,430      62,353
                                        ---------    ---------   ---------
        Total revenues                  $ 339,883    $ 300,958   $ 320,640
                                        =========    =========   =========
Operating (loss) income:
 Rehabilitation                         $  47,178    $  33,439   $  15,206
 Tunneling                                  4,965        3,068       1,993
 Tite Liner                                (1,474)       2,181       7,831
                                        ---------    ---------   ---------
        Total operating income          $  50,669    $  38,688   $  25,030
                                        =========    =========   =========
Total assets:
 Rehabilitation                         $ 197,670    $ 170,289   $ 155,118
 Tunneling                                 14,112       15,914      14,189
 Tite Liner                                15,185       25,566      34,419
 Corporate                                 84,658       92,839      94,126
                                        ---------    ---------   ---------
        Total assets                    $ 311,625    $ 304,608   $ 297,852
                                        =========    =========   =========

Financial information by geographic area is as follows at December 31 (in thousands):

                                          1999         1998        1997
                                         ------       ------      ------
Revenues:
 United States                          $ 266,113    $ 220,090   $ 225,642
 Europe                                    42,398       32,986      31,216
 Canada                                    12,856       17,850      23,386
 South America                              9,693       19,033      27,205
 Asia                                       6,400        8,899       9,842
 Other                                      2,423        2,100       3,349
                                        ---------    ---------   ---------
      Total revenues                    $ 339,883    $ 300,958   $ 320,640
                                        =========    =========   =========

                                          1999         1998        1997
                                         ------       ------      ------
Operating income (loss):
 United States                          $  46,446    $  30,155   $  17,227
 Europe                                     5,461        5,473       1,355
 Canada                                       316        1,294       3,724
 South America                             (3,651)         736       1,909
 Asia                                       1,472        1,395         401
 Other                                        625         (365)        414
                                        ---------    ---------   ---------
        Total operating income          $  50,669    $  38,688   $  25,030
                                        =========    =========   =========
Total assets:
 United States                          $ 219,619    $ 226,851   $ 228,102
 Europe                                    70,964       45,906      33,272
 Canada                                    13,472       16,868      20,179
 South America                              4,570       10,518      12,093
 Asia                                       2,665        4,048       3,541
 Other                                        335          417         665
                                        ---------    ---------   ---------
        Total assets                    $ 311,625    $ 304,608   $ 297,852
                                        =========    =========   =========

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
    ---------------------------------------------

(In thousands, except per share data)

                                           1st      2nd       3rd      4th
                                        --------  -------   -------  -------
Year ended December 31, 1999:
 Revenues                               $71,162   $85,640   $93,251  $89,830
 Operating income                         8,928    12,833    15,634   13,274
 Net income                               4,250     6,393     7,986    7,354
 Basic and dilutive earnings per share      .16       .25       .31      .29

Year ended December 31, 1998:
 Revenues                               $63,760   $75,501   $81,047  $80,650
 Operating income                         7,017     9,254    11,784   10,633
 Net income                               3,046     4,409     5,566    4,866
 Basic and dilutive earnings per share      .11       .16       .21      .18

                     INDEX TO EXHIBITS(1)(2)

3.1   -  Certificate of Incorporation of the
          Company (Incorporated by reference to
          Exhibit 3.1 to the Quarterly Report
          on Form 10-Q for the quarter ended
          June 30, 1999).

3.2 - By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Quarterly
          Report on Form 10-Q for the quarter
          ended June 30, 1999).

10.1  -  Note Purchase Agreements dated as of
          February 14, 1997 among the Company
          and, respectively, each of the lenders
          (the "Noteholders") listed therein
          (Incorporated by reference to Exhibit
          10.6 to the Annual Report on Form 10-K
          for the year ended December 31, 1996),
          together with First Amendment dated as
          of August 20, 1997, Guaranty Agreement
          dated as of August 20, 1997 by each of
          the subsidiaries named therein to the
          Noteholders, and Intercreditor Agreement dated as of August 20, 1997 among NationsBank, N.A. and the Noteholders
          (Incorporated by reference to Exhibit
          10(a) to the Quarterly Report on Form
          10-Q for the quarter ended September
          30, 1997) and Supplement No. 1 dated
          as of March 31, 1998 to Intercreditor
          Agreement among NationsBank, N.A. and
          the Noteholders, together with Guaranty
          Agreement dated as of March 31, 1998 by
          Insituform Southwest, Inc. to the
          Noteholders (Incorporated by reference
          to Exhibit 10.2 to the Annual Report on
          Form 10-K for the year ended December 31,
          1998).

-----------------------------
(1) The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.

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

10.2 - Loan Agreement dated as of August 20, 1997 between NationsBank, N.A. and the Company, together with Unlimited Guaranty dated as of August 20, 1997 by each of the subsidiaries named therein to NationsBank, N.A. and Contribution Agreement dated August 20, 1997 between NationsBank, N.A. and such guarantors
          (Incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997), Amendment
          No. 1 to Loan Agreement (Incorporated by reference to Exhibit 10.5 to the Annual
          Report on Form 10-K for the year ended
          December 31, 1997), and Amendment No. 2 to
          Loan Agreement dated as of September 15,
          1998 between NationsBank, N.A. and the
          Company, together with Joinder to Unlimited
          Guaranty and Contribution Agreement dated as of March 31, 1998 by Insituform Southwest,
          Inc. to NationsBank, N.A. (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31,
          1998).

10.3  -  Agreement dated July 25, 1997 among Jerome
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

----------------------------
(1) The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.

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

10.4 - Employment Letter dated July 15, 1998 between the Company and Anthony W.
          Hooper (Incorporated by reference to
          Exhibit 10.1 to the Quarterly Report on
          Form 10-Q for the quarter ended September
          30, 1998).(3)

10.5 -   Employment Agreement dated October 25,
          1995 between the Company and Robert
          W. Affholder (Incorporated by reference
          to Exhibit 2(d) to the Current Report
          on Form 8-K dated October 25, 1995), to-gether with Amendment No. 1 dated as of October 25, 1998 to Employment Agreement between the Company and Robert W. Affholder
          (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 1998).(3)

10.6 -   Letter agreement dated as of February 9,
          1999 between the Company and Thomas N.
          Kalishman (Incorporated by reference to
          Exhibit 10.10 to the Annual Report on
          Form 10-K for the year ended December 31,
          1998).(3)

10.7 -   Letter agreement dated as of October 9,
          1998 between the Company and William A.
          Martin, together with notice of even
          date therewith from Mr. Martin to the
          Company (Incorporated by reference to
          Exhibit 10.12 to the Annual Report on
          Form 10-K for the year ended December
          31, 1998), and Severance Agreement dated
          as of June 19, 1997 between the Company
          and William A. Martin (Incorporated by
          reference to Exhibit 10(b) to the Quarterly
          Report on Form 10-Q for the period ended
          June 30, 1997).
----------------------------------
(1) The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.

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

10.8 -   Severance Agreement dated as of March 14,
          1999 between the Company and Robert L.
          Kelley (Incorporated by reference to
          Exhibit 10.14 to the Annual Report on
          Form 10-K for the year ended December
          31, 1998)(3)

10.9 -   Employment letter dated February 10, 1997
          between the Company and Carroll Slusher.(3)

10.10 -  Equipment Lease dated as of October 10,
          1989 between A-Y-K-E Partnership and
          Affholder, Inc. (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31,
          1995).(3)

10.11 -  1992 Employee Stock Option Plan of the
          Company.(3)

10.12 -  1992 Director Stock Option Plan of the
          Company.(3)

10.13 -  Insituform Mid-America, Inc. Stock Option
          Plan, as amended (Incorporated by reference to Exhibit 4(i) to the Registration
          Statement on Form S-8 No. 33-63953).(3)

10.14 -  Senior Management Voluntary Deferred
          Compensation Plan of the Company (In-
          corporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 1998).(3)

----------------------------------
(1) The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.

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

10.15 -  Form of Directors' Indemnification
          Agreement (Incorporated by reference
          to Exhibit 10.47 to the Annual Report
          on Form 10-K for the year ended
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



















----------------------------------
(1) The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.

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