Form 10-Q
period 2000-03-31
INSITUFORM TECHNOLOGIES INC
filed 2000-05-11
CIK 353020

FORM 10-Q
        	SECURITIES AND EXCHANGE COMMISSION
             	WASHINGTON, D.C.  20549

   	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended            March 31, 2000
                               ---------------------------------
Commission file number                    #0-10786
                      ------------------------------------------

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

                          Yes  X      No
                              ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at May 1, 2000
--------------------------     ---------------------------------
 Class A Common Stock,                24,826,673 Shares
     $0.01 par value

	INDEX
	-----



Part I   Financial Information:

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets

                  Consolidated Statements of Income

                  Consolidated Statements of Cash Flow

                  Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations


Part II  Other Information and Signatures:

         Item 6.  Exhibits and Reports on Form 8-K


         Signatures


Index to Exhibits

	PART I. - FINANCIAL INFORMATION
           ---------------------
	ITEM 1. - FINANCIAL STATEMENTS

               	INSITUFORM TECHNOLOGIES, INC.
                	CONSOLIDATED BALANCE SHEETS
            	(in thousands, except share amounts)
                                              Unaudited
                                           March 31, 2000  December 31, 1999
                                           --------------  -----------------
ASSETS
------
  CURRENT ASSETS
  --------------
     Cash and cash equivalents                    $51,371           $68,183
     Trade receivables, less allowance
       for doubtful accounts of $2,970
       and $3,096, respectively                    60,529            58,546
     Retainage under construction contracts        13,503            13,253
     Costs and estimated earnings in excess
       of billings                                 18,724            12,372
     Inventories                                   11,810            12,525
     Prepaid expenses and other                     8,478             9,493
                                                 --------          --------
  TOTAL CURRENT ASSETS                            164,415           174,372
                                                 --------          --------
  PROPERTY AND EQUIPMENT, less accumulated
     depreciation                                  59,941            54,188
                                                 --------          --------
  OTHER ASSETS
  ------------
     Goodwill, less accumulated amortization of
       $19,322 and $18,417, respectively           67,503            64,077
     Other assets                                  18,467            18,988
                                                 --------          --------
  TOTAL OTHER ASSETS                               85,970            83,065
                                                 --------          --------
TOTAL ASSETS                                     $310,326          $311,625
                                                 ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES
  -------------------
    Current maturities of long-term debt and
      notes payable                              $23,715             $3,188
    Accounts payable and accrued expenses         50,329             51,004
                                                --------           --------
  TOTAL CURRENT LIABILITIES                       74,044             54,192
  LONG-TERM DEBT, less current maturities         98,972            114,954
  OTHER LIABILITIES                                1,163              1,168
                                                --------           --------
  TOTAL LIABILITIES                              174,179            170,314
                                        								--------	        	 --------

  MINORITY INTERESTS                               2,684              2,708
  STOCKHOLDERS' EQUITY		                     			--------	        	 --------
  --------------------
    Preferred stock, undesignated, $.10 par -
      shares authorized 2,000,000; none
      outstanding                                      -                  -
    Common stock, $.01 par - shares authorized
      40,000,000; shares outstanding 27,839,139
      and 27,787,862                                 278                278
    Additional paid-in capital                    75,426             74,809
    Retained earnings                            118,431            112,338
    Treasury stock - 3,128,266 and 2,744,101
      shares                                     (55,254)           (45,118)
    Cumulative foreign currency translation
      adjustments                                 (5,418)            (3,704)
                                                --------           --------
  TOTAL STOCKHOLDERS' EQUITY                     133,463            138,603
                                                --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $310,326           $311,625
                                                ========           ========



	See accompanying notes to consolidated financial statements.


          	INSITUFORM TECHNOLOGIES, INC.
         	CONSOLIDATED STATEMENTS OF INCOME
                	(Unaudited)
      	(in thousands, except per share amounts)
                                                        For the Three Months
                                                           Ended March 31,
                                                          2000         1999
                                                          ----         ----
Revenue                                                $94,283      $71,162
Cost of revenue                                         63,913       47,012
                                                      --------     --------
Gross profit                                            30,370       24,150
Operating expenses                                      18,751       15,222
                                                      --------     --------
Operating income                                        11,619        8,928

Other expense:
--------------
  Interest expense                                      (2,400)      (2,214)
  Other income                                           1,102          927
                                                      --------     --------
Total other expense                                     (1,298)      (1,287)
Income before taxes on income                           10,321        7,641
Taxes on income                                          4,128        3,092
                                                      --------     --------
Income before minority interests and
  equity in earnings                                     6,193        4,549
Minority interests in net income                          (135)        (199)
Equity in earnings of affiliated companies                  35         (100)
                                                      --------     --------
Net income                                              $6,093       $4,250
                                                      ========     ========
Basic earnings per share                                 $0.25        $0.16
                                                      ========     ========
Diluted earnings per share                               $0.24        $0.16
                                                      ========     ========



	See accompanying notes to consolidated financial statements.

             	INSITUFORM TECHNOLOGIES, INC.
         	CONSOLIDATED STATEMENTS OF CASH FLOW
                  	(Unaudited)
                	(in thousands)
                                                        For the Three Months
                                                           Ended March 31,
                                                          2000         1999
                                                          ----         ----
Cash flow from operating activities:
------------------------------------
Net income                                              $6,093       $4,250
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization                          4,515        4,645
  Other                                                   (367)         216
  Translation adjustments                               (1,582)         118
  Deferred income taxes                                    214         (173)

Changes in operating assets and liabilities,
  net of assets acquired:
  Receivables                                           (8,957)       4,350
  Inventories                                              657        1,395
  Prepaid expenses and other assets                        971       (1,350)
  Accounts payable and accrued expenses                   (513)      (8,489)
                                                       -------       ------
Net cash provided by operating activities                1,031        4,962
                                                       -------       ------
Cash flow from investing activities:
------------------------------------
  Capital expenditures                                  (9,196)      (1,924)
  Purchase of business, net of cash acquired            (4,335)           -
  Other investing activities                               559          332
                                                       -------       ------
Net cash used in investing activities                  (12,972)      (1,592)
                                                       -------       ------
Cash flow from financing activities:
------------------------------------
  Proceeds from issuance of common stock                   617        1,796
  Purchases of treasury stock                          (10,137)     (13,858)
  Repayments of long-term debt                            (532)        (700)
  Increase (decrease) in short-term borrowings           5,367         (466)
                                                      --------     --------

Net cash used in financing activities                   (4,685)     (13,228)
                                                      --------     --------
Effect of exchange rates changes on cash                  (186)        (212)
                                                      --------     --------
Net decrease in cash and cash equivalents for
  the period                                           (16,812)     (10,070)
                                                      --------     --------
Cash and cash equivalents, beginning of period          68,183       76,904
                                                      --------     --------
Cash and cash equivalents, end of period               $51,371      $66,834
                                                      ========     ========
Supplemental disclosures of cash flow information:
--------------------------------------------------
                                                          2000         1999
                                                          ----         ----

 Cash paid during three months ended March 31, for:
  --------------------------------------------------
    Interest                                            $4,513       $4,351
    Income taxes                                        $2,447       $2,520


See accompanying notes to consolidated financial statements.



           	INSITUFORM TECHNOLOGIES, INC.
    	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 	(Unaudited)
               	March 31, 2000
1.	GENERAL

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000 (unaudited), the unaudited results of operations for the three months ended March 31, 2000 and 1999, and the cash flows for the three months ended March 31, 2000 and 1999. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 1999 Annual Report on Form 10-K.

The results of operations for the three months ended March
31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts in the consolidated financial statements have been reclassed to conform to the current year presentation.

2.	COMPREHENSIVE INCOME

For both the quarters ended March 31, 2000 and 1999, comprehensive income was $4.4 million. The Company's adjustment to comprehensive income consists solely of cumulative foreign currency translation adjustments.

3.  EARNINGS PER SHARE

Earnings per share have been calculated using the following
share information:
                                            Three Months Ended March 31,
                                                  2000         1999
                                                  ----         ----
     Weighted average number of common
       shares used for basic EPS               24,768,553   25,967,417
     Effect of dilutive stock options and
       warrants                                   716,464      385,039
                                               ----------   ----------
     Weighted average number of common
       shares and dilutive potential
       common stock                            25,485,017   26,352,456
                                               ==========   ==========

       	      INSITUFORM TECHNOLOGIES, INC.
       	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   	(Unaudited)
                  	March 31, 2000

4.  SEGMENT REPORTING

The Company has principally three operating segments:
rehabilitation, tunneling and corrosion and abrasion
("TiteLiner(R)"). These operating units represent strategic business units that offer distinct products and services and serve different markets.

The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for purposes of assisting in making internal operating decisions.

Financial information by segment is as follows (in thousands):

                                    Three Months Ended March 31,
                                         2000          1999
                                         ----          ----
              Revenues
                   Rehabilitation      $76,208       $55,431
                   Tunneling             9,236         9,573
                   TiteLiner(R)          8,839         6,158
                                       -------       -------
              Total Revenues           $94,283       $71,162
                                       =======       =======

              Operating Income
                   Rehabilitation       $8,384        $8,201
                   Tunneling             1,173         1,014
                   TiteLiner(R)          2,062          (287)
                                       -------        ------
              Total Operating Income   $11,619        $8,928
                                       =======        ======

         	INSITUFORM TECHNOLOGIES, INC.
    	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               	(Unaudited)
             	March 31, 2000

5.  ACQUISITION

In February 2000, the Company acquired the rights to the Insituform(R) Process and NuPipe(R) Process for the states of New York and New Jersey, through the purchase of all of the shares of the capital stock of Insituform(R) Metropolitan, Inc. and the operating assets of certain of its affiliates. The purchase price is estimated at $5.2 million, inclusive of the closing payments. At closing, the Company paid the sellers or delivered into escrow an aggregate of $4.3 million in cash, in addition to assuming operating liabilities of the acquired business. The remaining balance will be paid after adjustments for net assets to be shown in a closing balance sheet of the acquired business, which is expected during the second quarter of 2000.

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

GENERAL
-------
The Company's rehabilitation revenues are derived primarily from direct installation and other contracting activities generated by the Company's subsidiaries operating in the United States, Canada, France, the United Kingdom, the Netherlands, Japan, Spain, Chile, and Peru, and include product sales to, and royalties and license fees paid by, the Company's unaffiliated Insituform(R) licensees and sub-licensees and its unaffiliated NuPipe(R) licensees. During the three years ended December 31, 1999, 1998 and 1997, approximately 76.4%, 63.8% and 62.5%, respectively, of the Company's consolidated revenues related to the Insituform(R) Process.

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

RESULTS OF OPERATIONS
---------------------
Three Months Ended March 31, 2000 and 1999

Total revenues increased 32.5% to $94.3 million from $71.2 million in 1999. The principal reason for the increase was strong underlying growth in the Company's rehabilitation operations which grew $20.8 million or 37.5% compared to the same quarter in the prior year, of which most of the growth came from the Company's North American operations. In addition, the Company's TiteLiner(R) revenues increased $2.7 million or 43.5% over last year's first quarter.

The Company's gross profit increased 25.8% to $30.4 million for first quarter 2000 from $24.2 million in the first quarter of 1999, due to improved gross profit from the Company's North American rehabilitation operations, as well as from the Company's TiteLiner(R) operations. The majority of the gross profit improvement was due to the 32.5% growth in revenue. The overall gross profit margin for first quarter 2000 was 32.2% compared to 33.9% in the first quarter of 1999. The lower gross profit margin was primarily due to lower margins achieved in the Company's North American rehabilitation operations due to two projects that accounted for approximately $8 million in revenues with relatively lower margin work. These projects were substantially completed at the end of the first quarter of 2000.

In first quarter 2000, operating costs and expenses increased 23.2% to $18.8 million from $15.2 million in the same quarter in the prior year. Although operating costs increased, as a percentage of revenues, operating costs decreased in the first quarter of 2000 to 19.9% from 21.4% in the comparable quarter of the prior year as a result of revenues increasing at a higher rate than operating expenses. The increased operating expenses were primarily due to increases in North American rehabilitation personnel to support and maintain the Company's growth strategies. To a lesser extent, operating expenses increased due to higher corporate legal expenses and the acquisition of the licensees in New York and the Netherlands.

Interest expense in first quarter 2000 increased 8.4% to $2.4 million from $2.2 million in first quarter 1999, due primarily to increased borrowings in the Company's subsidiaries. Other income increased in first quarter 2000 to $1.1 million from $0.9 million in first quarter 1999, due principally to increased investment income resulting from investing cash and cash equivalents at a higher rate of return and gain from the sale of equipment in the Company's TiteLiner(R) operations in Latin America.

In the first quarter of 2000, taxes on income increased 33.5% to $4.1 million from $3.1 million in 1999, due principally to a 35.1% increase in income before taxes. The Company's 2000 effective tax rate decreased to 40.0%, as compared to 40.5% in 1999.

In the first quarter of 2000, minority interest in net income decreased 32.2% to $0.1 million from $0.2 million in 1999 due primarily to the Company acquiring a larger portion of ownership in Insituform Linings, the Company's manufacturing operation in Europe. Equity earnings of affiliated companies were $35,000 in the first quarter of 2000 in earnings as opposed to a $100,000 loss in first quarter of 1999, due primarily to eliminating losses in the Midsouth partnership from which the Company withdrew in the third quarter of 1999.

As a result of the foregoing, net income for first quarter 2000 increased 43.4% to $6.1 million, representing a 6.5% return on revenue, compared to $4.3 million for first quarter 1999, when a 6.0% return on revenue was achieved.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2000, the balance of cash, U.S. Treasury bills, and short-term investments was $51.4 million, compared to $68.2 million at December 31, 1999. The decrease in cash and cash equivalents in 2000 resulted primarily from the Company's previously reported stock repurchase program, which used cash in the amount of $10.1 million in the first quarter of 2000, along with capital spending of $9.2 million. In addition, $4.3 million was used to acquire the Company's licensee in New York and New Jersey. These cash outlays were partially offset by positive generation of cash from operating activities of $1.0 million and an increase in short-term borrowings of $5.4 million, used primarily to fund acquisitions for real estate and other capital requirements. Working capital was $90.4 million at March 31, 2000, compared to $120.2 million at December 31, 1999. The decrease was partially due to an increase in current maturities of debt of $15.7 million related to the Senior Notes (first installment due February 2001).

Trade receivables, together with costs and estimated earnings in excess of billings and retainage under construction contracts, increased 10.2% to $92.8 million from $84.2 million at December 1999, while revenues grew at 5.0% compared to fourth quarter of last year. The collection of installation receivables involves contractual provisions for retainage by the project owner, often 5% to 15% of the contract amount, which extends the collection process. Collections are also sometimes further prolonged by the slow review processes often employed by the Company's municipal customers. In the United States, retainage receivables are generally received within 60 to 90 days after the completion of a contract.

Capital expenditures were $9.2 million in the first quarter of 2000, compared to $1.9 million in the first quarter of 1999. The majority of the increase in capital expenditures represents acquisitions of real estate in the St. Louis area, totaling approximately $3.0 million, and additional equipment to implement the Company's growth strategies and improvements in productivity. Routine capital expenditures generally reflect replacement equipment required by the Company's contracting operations.

In February 2000, the Company acquired the rights to the Insituform(R) Process and NuPipe(R) Process for the states of New York and New Jersey, through the purchase of all of the shares of the capital stock of Insituform Metropolitan, Inc. and the operating assets of certain of its affiliates. At closing, the Company paid the sellers or delivered into escrow an aggregate of $4.3 million in cash, in addition to assuming operating liabilities of the acquired business. The remainder of the purchase price (which is estimated at $5.2 million, inclusive of the closing payments) will be paid after adjustments for net assets to be shown in a closing balance sheet of the acquired business, which is expected during the second quarter of 2000.

Financing activities used $4.7 million in the first quarter of 1999, as compared to cash used of $13.2 million in the first quarter of 1999. In mid-1998, the Company authorized the repurchase of up to 2,700,000 shares of the Company's class A common stock, $.01 par value ("Common Stock"), to be made from time to time over five years in open market transactions. The amount and timing of purchases will be dependent upon a number of factors, including the price and availability of the Company's shares, general market conditions and competing alternative uses of funds, and may be discontinued at any time. In October 1999, the Company increased the original authorization by an additional 2,000,000 shares of Common Stock through the period ending June 2003. During the three months ended March 31, 2000, the Company used cash in the amount of $10.1 million for the repurchase of 384,165 shares. The Company has used cash in the cumulative amount of $52.0 million for the repurchase of 2,872,465 shares through March 31, 2000 since inception of the stock repurchase program. The repurchased shares will be held as treasury stock.

In the first quarter of 2000, the Company made principal payments totaling $0.5 million relating to the Company's existing debt, as compared to $0.7 million in the first quarter of 1999. The Company generated $0.6 million from the issuance of Common Stock from stock options granted to employees and directors, as compared to $1.8 million in the first quarter of 1999.

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

In March 2000, the Company entered into a new credit agreement (the "Credit Agreement") whereby the lender will make available to the Company, up to $50,000,000 aggregate principal amount for working capital and permitted acquisitions, including $30,000,000 available for standby and commercial letters of credit, on a revolving basis through March 30, 2003, at which time principal will be repayable. Interest on outstanding advances accrues, at the election of the Company, at either the lender's prime rate, the federal funds rate plus .5% or the lender's offshore rate plus a margin ranging from .5% to 1.5% depending on the maintenance of certain financial ratios, and be payable quarterly. Upon specified change in control events, the lender has the right to require the Company to repay outstanding amounts without any premium thereon. At the end of the first quarter of 2000, the Company had $5.0 million outstanding under the Credit Agreement. The proceeds were used to fund real estate acquisitions and certain capital requirements during the quarter.

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

The Credit Agreement replaced an existing facility with the same lender, under which the Company, until September 2001, had access to a revolving line of up to $20,000,000 aggregate principal amount, repayable on such date and accruing interest, at the election of the Company, at either the lender's prime rate or its LIBOR rate plus a margin ranging from .5% to 1.5% depending on the maintenance of certain financial ratios.

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

Based on the Company's overall currency exchange rate and interest rate exposure at March 31, 2000, a 10% weakening in the U.S. dollar across all currencies or 10% increase in interest rates would not have a material impact on the financial position, results of operations or cash flows of the Company. These effects of hypothetical changes in currency exchange rates and in interest rates, however, ignore other effects the same movement may have arising from other variables, and actual results could differ from the sensitivity calculations of the Company. The Company regularly assesses these variables, establishes policies and business practices to protect against the adverse effects of foreign currency and interest rate fluctuations and does not anticipate any material losses generated by these risks.

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

         (b) During the quarter ended March 31, 2000, the Company filed a Current Report on Form 8-K dated February 2, 2000, which, under "Item 5. Other Events" thereunder, reported its acquisition of the rights to the Insituform(R) Process and NuPipe(R) Process for the states of New York and New Jersey. No financial statements were filed as part of such report.

                         	SIGNATURES
                         	----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       INSITUFORM TECHNOLOGIES, INC.



May 11, 2000           By: s/Joseph A. White
                       ---------------------------------
                       Joseph A. White
                       Vice President - Chief Financial Officer
                       Principal Financial and
                       Accounting Officer

                 	INDEX TO EXHIBITS
                 	------------------


10.1 -	Multicurrency Credit Agreement dated as of March 30,
       2000 between the Company and Bank of America, N.A.

10.2 -	Master Guaranty dated March 30, 2000 executed by the
       Company and those subsidiaries of the Company party thereto to Bank of America, N.A.

10.3 -	Second Amendment dated as of March 30, 2000 to the
       Note Purchase Agreements, each dated as of February
       14, 1997, between the Company and the purchasers parties thereto (the "Noteholders").

10.4 -	Amended and Restated Intercreditor Agreement dated as
       of March 30, 2000 between the Noteholders and Bank of America, N.A.

27   -	Financial Data Schedule, which is submitted
       electronically to the Securities and Exchange
       Commission for information only and is not filed.