Form 10-Q
period 2000-06-30
INSITUFORM TECHNOLOGIES INC
filed 2000-08-03
CIK 353020

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended            June 30, 2000
                               ---------------------------------
Commission file number                    #0-10786
                      ------------------------------------------

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

                          Yes  X      No
                              ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                  Outstanding at August 1, 2000
--------------------------     ---------------------------------
 Class A Common Stock,                24,817,519 Shares
     $0.01 par value

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

         Item 6.  Exhibits and Reports on Form 8-K


         Signatures


Index to Exhibits

                 PART I. - FINANCIAL INFORMATION
                 -------------------------------
                 ITEM 1. - FINANCIAL STATEMENTS

                  INSITUFORM TECHNOLOGIES, INC.
                   CONSOLIDATED BALANCE SHEETS
              (in thousands, except share amounts)
                                              Unaudited
                                            June 30, 2000  December 31, 1999
                                            -------------  -----------------
ASSETS
------
  CURRENT ASSETS
  --------------
     Cash and cash equivalents                    $59,329           $68,183
     Trade receivables, less allowance
       for doubtful accounts of $2,600
       and $3,096, respectively                    51,776            58,546
     Retainage under construction contracts        13,586            13,253
     Costs and estimated earnings in excess
       of billings                                 30,458            12,372
     Inventories                                   13,566            12,525
     Prepaid expenses and other                     3,753             9,493
                                                 --------          --------
  TOTAL CURRENT ASSETS                            172,468           174,372
                                                 --------          --------
  PROPERTY AND EQUIPMENT, less accumulated
     depreciation                                  63,664            54,188
                                                 --------          --------
  OTHER ASSETS
  ------------
     Goodwill, less accumulated amortization of
       $20,262 and $18,417, respectively           67,144            64,077
     Other assets                                  17,196            18,988
                                                 --------          --------
  TOTAL OTHER ASSETS                               84,340            83,065
                                                 --------          --------
TOTAL ASSETS                                     $320,472          $311,625
                                                 ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES
  -------------------
    Current maturities of long-term debt and
      notes payable                              $18,753             $3,188
    Accounts payable and accrued expenses         55,319             51,004
                                                --------           --------
  TOTAL CURRENT LIABILITIES                       74,072             54,192
  LONG-TERM DEBT, less current maturities         98,947            114,954
  OTHER LIABILITIES                                1,079              1,168
                                                --------           --------
  TOTAL LIABILITIES                              174,098            170,314
                                                --------           --------
  MINORITY INTERESTS                               2,800              2,708
                                                --------           --------


  STOCKHOLDERS' EQUITY
  --------------------
    Preferred stock, undesignated, $.10 par -
      shares authorized 2,000,000; none
      outstanding                                      -                  -
    Common stock, $.01 par - shares authorized
      40,000,000; shares outstanding 28,059,610
      and 27,787,862                                 281                278
    Additional paid-in capital                    78,364             74,809
    Retained earnings                            126,806            112,338
    Treasury stock - 3,204,266 and 2,744,101
      shares                                     (55,908)           (45,118)
    Cumulative foreign currency translation
      adjustments                                 (5,973)            (3,704)
                                                --------           --------
  TOTAL STOCKHOLDERS' EQUITY                     143,574            138,603
                                                --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $320,472           $311,625
                                                ========           ========



  See accompanying notes to consolidated financial statements.

                  INSITUFORM TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
            (in thousands, except per share amounts)
                                  For the Three Months    For the Six Months
                                      Ended June 30,        Ended June 30,
                                  ---------------------   ------------------
                                     2000       1999       2000       1999
                                     ----       ----       ----       ----
Revenue                            $99,371    $85,640     $193,654   $156,802
Cost of revenue                     65,351     56,046      129,265    103,058
                                  --------   --------     --------   --------
Gross profit                        34,020     29,594       64,389     53,744
Operating expenses                  18,730     16,761       37,481     31,983
                                  --------   --------     --------   --------
Operating income                    15,290     12,833       26,908     21,761
Other income (expense):
--------------
  Interest expense                  (2,303)    (2,230)      (4,703)    (4,444)
  Other income                         637        618        1,740      1,545
                                  --------   --------     --------   --------
Total other income (expense)        (1,666)    (1,612)      (2,963)    (2,899)
Income before taxes on income       13,624     11,221       23,945     18,862
Taxes on income                      5,450      4,607        9,578      7,699
                                  --------   --------     --------   --------
Income before minority interests
  and equity in earnings             8,174      6,614       14,367     11,163
Minority interests in net income      (114)      (237)        (249)      (436)
Equity in earnings of affiliated
  companies                            315         16          350        (84)
                                  --------   --------     --------   --------
Net income                          $8,375     $6,393      $14,468    $10,643
                                  ========   ========     ========   ========
Basic earnings per share             $0.34      $0.25        $0.58      $0.41
                                  ========   ========     ========   ========
Diluted earnings per share           $0.33      $0.25        $0.57      $0.41
                                  ========   ========     ========   ========



  See accompanying notes to consolidated financial statements.

                  INSITUFORM TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOW
                           (Unaudited)
                         (in thousands)

                                                        For the Six Months
                                                           Ended June 30,
                                                          2000         1999
                                                          ----         ----
Cash flow from operating activities:
------------------------------------
Net income                                             $14,468      $10,643
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization                          8,789        9,443
  Other                                                     13          266
  Translation adjustments                               (1,375)      (1,170)
  Deferred income taxes                                    154         (166)

Changes in operating assets and liabilities,
  net of assets acquired:
  Receivables                                          (11,071)        (327)
  Inventories                                           (1,171)       1,899
  Prepaid expenses and other assets                      5,131       (1,384)
  Accounts payable and accrued expenses                  4,566        1,402
                                                       -------       ------
Net cash provided by operating activities               19,504       20,606
                                                       -------       ------

Cash flow from investing activities:
------------------------------------
  Capital expenditures                                 (16,402)      (4,682)
  Purchase of business, net of cash acquired            (5,159)     (11,771)
  Other investing activities                             1,215        1,541
                                                       -------       ------

Net cash used in investing activities                  (20,346)     (14,912)
                                                       -------       ------
Cash flow from financing activities:
------------------------------------
  Proceeds from issuance of common stock                 3,558        2,734
  Purchases of treasury stock                          (10,790)     (18,287)
  Repayments of long-term debt                            (569)        (824)
  Increase (decrease) in short-term borrowings             414         (662)
                                                      --------     --------

Net cash used in financing activities                   (7,387)     (17,039)
                                                      --------     --------
Effect of exchange rates changes on cash                  (625)        (301)
                                                      --------     --------
Net decrease in cash and cash equivalents for
  the period                                            (8,854)     (11,646)
                                                      --------     --------
Cash and cash equivalents, beginning of period          68,183       76,904
                                                      --------     --------
Cash and cash equivalents, end of period               $59,329      $65,258
                                                      ========     ========


Supplemental disclosures of cash flow information:
--------------------------------------------------
                                                          2000         1999
                                                          ----         ----
  Cash paid during six months ended June 30, for:
  --------------------------------------------------
    Interest                                            $4,639       $4,381
    Income taxes                                        $8,301       $7,129



  See accompanying notes to consolidated financial statements.

                  INSITUFORM TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          June 30, 2000


1. GENERAL

   In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000 (unaudited) and the unaudited results of operations and cash flows for the six months ended June 30, 2000 and 1999. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 1999 Annual Report on Form 10-K.

   The results of operations for the six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2. COMPREHENSIVE INCOME

   For the quarters ended June 30, 2000 and 1999, comprehensive income was $7.8 million and $5.1 million, respectively. For the six months ended June 30, 2000 and 1999, comprehensive income was $12.2 million and $9.5 million, respectively. The Company's adjustment to comprehensive income consists solely of cumulative foreign currency translation adjustments.

3.  EARNINGS PER SHARE

   Earnings per share have been calculated using the following share information:

                                            Three Months Ended June 30,
                                                  2000         1999
                                                  ----         ----
     Weighted average number of common
       shares used for basic EPS               24,860,034   25,435,941
     Effect of dilutive stock options and
       warrants                                   775,311      551,949
                                               ----------   ----------
     Weighted average number of common
       shares and dilutive potential
       common stock                            25,635,345   25,987,890
                                               ==========   ==========

                                              Six Months Ended June 30,
                                                  2000         1999
                                                  ----         ----
     Weighted average number of common
       shares used for basic EPS               24,814,062   25,700,211
     Effect of dilutive stock options and
       warrants                                   733,920      470,778
                                               ----------   ----------
     Weighted average number of common
       shares and dilutive potential
       common stock                            25,547,982   26,170,989
                                               ==========   ==========

4.  SEGMENT REPORTING

   The Company has principally three operating segments:
   rehabilitation, tunneling, and corrosion and abrasion
   ("TiteLiner(R)"). These operating units represent strategic business units that offer distinct products and services and correspond with the current organization structure.

   The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for purposes of assisting in making internal operating decisions.

   Financial information by segment is as follows (in thousands):

                                  Three Months Ended June 30,
                                         2000          1999
                                         ----          ----
              Revenues
                   Rehabilitation      $76,502       $67,279
                   Tunneling            12,930        11,005
                   TiteLiner(R)          9,939         7,356
                                       -------       -------
              Total Revenues           $99,371       $85,640
                                       =======       =======

              Operating Income
                   Rehabilitation      $10,794       $11,929
                   Tunneling             1,631         1,647
                   TiteLiner(R)          2,865          (743)
                                       -------        ------
              Total Operating Income   $15,290       $12,833
                                       =======        ======

                                   Six Months Ended June 30,
                                         2000          1999
                                         ----          ----
              Revenues
                   Rehabilitation     $152,710      $122,710
                   Tunneling            22,165        20,578
                   TiteLiner(R)         18,779        13,514
                                       -------       -------
              Total Revenues          $193,654      $156,802
                                       =======       =======

              Operating Income
                   Rehabilitation      $19,178       $20,130
                   Tunneling             2,804         2,661
                   TiteLiner(R)          4,926        (1,030)
                                       -------        ------
              Total Operating Income   $26,908       $21,761
                                       =======        ======

5.  ACQUISITION

   In February 2000, the Company acquired the rights to the Insituform(R) Process and NuPipe(R) Process for the states of New York and New Jersey, through the purchase of all of the shares of the capital stock of Insituform(R) Metropolitan, Inc. and the operating assets of certain of its affiliates. The purchase price is estimated at $5.2 million, inclusive of the closing payments. At closing, the Company paid the sellers or delivered into escrow an aggregate of $4.3 million in cash, in addition to assuming operating liabilities of the acquired business. The remaining balance will be paid after adjustments for net assets to be shown in a closing balance sheet of the acquired business, which is expected during the third quarter of 2000.

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

GENERAL
-------
The Company's rehabilitation revenues are derived primarily from direct installation and other contracting activities generated by the Company's subsidiaries operating in the United States, Canada, France, United Kingdom, Netherlands, Japan, Spain, Chile, and Peru, and include product sales to, and royalties and license fees paid by, the Company's Insituform(R) licensees and sub-licensees and its NuPipe(R) licensees. During the three years ended December 31, 1999, 1998 and 1997, approximately 76.4%, 63.8% and
62.5%, respectively, of the Company's consolidated revenues related to the Insituform(R) Process.

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

RESULTS OF OPERATIONS
---------------------
Three and Six Months Ended June 30, 2000 and 1999

Total revenues for the second quarter increased 16.0% to $99.4 million from $85.6 million in 1999. This contributed to an increase in total revenues for the first half of 2000 of 23.5% to $193.6 million from $156.8 million in the first half of 1999. The principal reason for the increased volume in the second quarter was the continued growth in the Company's North American installation and tunneling operations. In addition, the Company's TiteLiner(R) revenues increased 35.1% or $2.6 million over the prior year's second quarter, and increased 38.9% or $5.3 million for the first half of 2000 compared to the first half of 1999.

The Company's gross profit during the second quarter increased 15.0% to $34.0 million from $29.6 million in the second quarter of 1999, and during the first half of 2000 increased 19.8% to $64.4 million from $53.7 million during the first half of 1999. This increase was primarily due to increased revenues as well as increased profitability from the Company's North American rehabilitation and TiteLiner(R) operations. The overall gross profit margin for the second quarter of 2000 was 34.2% compared to 34.6% in the second quarter of 1999, and for the first half of 2000 was 33.2% compared to 34.3% in the prior year.

In the second quarter 2000, operating costs and expenses increased 11.7% to $18.7 million from $16.8 million in the same quarter of the prior year, and during the first half of 2000 increased 17.2% to $37.5 million from $32.0 million in the same period of last year. This increase was primarily due to increased legal expense, compensation costs and the additions of the New York, New Jersey, Dutch and Spanish operations to expense in 2000.

As a percentage of revenues, operating costs decreased in the second quarter of 2000 to 18.8% from 19.6% in the comparable quarter of the prior year, and for the first half of 2000 decreased to 19.4% from 20.4% in the first half of 1999. This decrease is primarily attributable to revenue volume increasing at a faster rate than operating costs.

Interest expense in the second quarter of 2000 increased 3.3% to $2.3 million from $2.2 million in the second quarter of 1999, and for the first half of 2000 increased 5.8% to $4.7 million from $4.4 million for the same period in the prior year. This increase was primarily due to additional debt from the acquisition in June 1999 of the Company's Dutch licensee.

Other income in the second quarter of 2000 remained relatively unchanged compared to second quarter 1999, and increased in the first half of 2000 to $1.7 million from $1.5 million in the first half of 1999. This change was primarily related to increased investment income resulting from an increased rate of return on invested cash and cash equivalents and a gain from the sale of equipment in the Company's TiteLiner(R) operations in Latin America.

In the second quarter of 2000, taxes on income increased 18.3% to $5.5 million from $4.6 million in 1999 due principally to a 21.4% increase in income before taxes. In the first half of 2000, taxes on income increased 24.4% to $9.6 million from $7.7 million in the first half of 1999 due primarily to a 27.0% increase in income before taxes. The Company's 2000 effective tax rate decreased to 40%, as compared to 40.8% in 1999.

In the second quarter of 2000, minority interest in net income decreased to $0.1 million from $0.2 million in 1999, and for the first half of 2000 decreased to $0.2 million from $0.4 million for the first half of 1999. This decrease was due primarily to the Company's increased ownership in Insituform Linings Plc, the Company's manufacturing operation in Europe. Equity earnings of affiliated companies were $315,000 in the second quarter of 2000 as compared to $16,000 in the same period of 1999, and were $350,000 for the first half of 2000 as opposed to an $84,000 loss for the first half of 1999. This increase is due primarily to the earnings generated by the Company's contracting joint ventures in the United States and Germany and the elimination of losses from the Midsouth partnership from which the Company withdrew in the third quarter of 1999.

As a result of the above, net income for the second quarter of 2000 increased 31% to $8.4 million, representing an 8.4% return on revenue, compared to $6.4 million for the second quarter of 1999, when a 7.5% return on revenue was achieved. For the first half of 2000, net income increased 36% to $14.5 million, or a 7.5% return on revenue, compared to $10.6 million in the first half of 1999, when a 6.8% return on revenue was achieved.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At June 30, 2000, the balance of cash, U.S. Treasury bills, and short-term investments was $59.3 million, compared to $68.2 million at December 31, 1999. The decrease in cash and cash equivalents in 2000 resulted primarily from operation of the Company's previously reported stock repurchase program, which used cash in the amount of $10.8 million in the first half of 2000, along with capital spending of $16.4 million. In addition, $5.2 million was used to acquire the Company's licensee in New York and New Jersey. These cash outlays were offset somewhat by the Company's continued strong positive generation of cash from operating activities of $19.5 million and proceeds from the issuance of common stock upon exercise of stock options of $3.6 million. Working capital was $98.4 million at June 30, 2000, compared to $120.2 million at December 31, 1999. The decrease was primarily due to recording an increase in current maturities of debt of $15.6 million equal to the first principal payment, due February 2001, on the Company's Senior Notes, Series A (final maturity February 14, 2007) (the "Senior Notes").

Trade receivables, together with costs and estimated earnings in excess of billings and retainage under construction contracts, increased 13.8% to $95.8 million from $84.2 million at December 1999. The collection of installation receivables involves contractual provisions for retainage by the project owner, often 5% to 15% of the contract amount, which extends the collection process. Collections are also sometimes further prolonged by the slow review processes often employed by the Company's municipal customers. In the United States, retainage receivables are generally received within 60 to 90 days after the completion of a contract.

Capital expenditures were $16.4 million in the first half of 2000, compared to $4.7 million in the first half of 1999. The majority of the increase in capital expenditures represents additional equipment and real estate to implement the Company's growth strategies and productivity improvements.

In February 2000, the Company acquired the rights to the Insituform(R) Process and NuPipe(R) Process for the states of New York and New Jersey, through the purchase of all of the shares of the capital stock of Insituform(R) Metropolitan, Inc. and the operating assets of certain of its affiliates. At closing, the Company paid the sellers or delivered into escrow an aggregate of $4.3 million in cash, in addition to assuming operating liabilities of the acquired business. The remainder of the purchase price (which is estimated at $5.2 million, inclusive of the closing payments) will be paid after adjustments for net assets to be shown in a closing balance sheet of the acquired business, which is expected during the third quarter of 2000. In July 2000, Insituform Italia s.r.l., a newly formed joint venture of the Company and Per Aarsleff A/S, acquired Italcontrolli Nord s.r.l., the Insituform(R) Process licensee in Italy.

Financing activities used $7.4 million in the first half of 2000, as compared to cash used of $17.0 million in the first half of 1999. In mid-1998, the Company authorized the repurchase of up to 2,700,000 shares of the Company's class A common stock, $.01 par value ("Common Stock"), to be made from time to time over five years in open market transactions. The amount and timing of purchases will be dependent upon a number of factors, including the price and availability of the Company's shares, general market conditions and competing alternative uses of funds, and may be discontinued at any time. In October 1999, the Company increased the original authorization by an additional 2,000,000 shares of Common Stock through the period ending June 2003. During the six months ended June 30, 2000, the Company used cash in the amount of $10.8 million for the repurchase of 460,165 shares. The Company has used cash in the cumulative amount of $53.9 million for the repurchase of 2,948,465 shares through June 30, 2000 since inception of the stock repurchase program. The repurchased shares will be held as treasury stock.

In the first half of 2000, the Company made principal payments totaling $0.6 million relating to the Company's existing debt, as compared to $0.8 million in the first half of 1999. The Company generated $3.6 million from the issuance of Common Stock from stock options granted to employees and directors, as compared to $2.7 million in the first half of 1999.

The Company's $110 million principal amount of Senior Notes bear interest, payable semi-annually in August and February of each year, at the rate per annum of 7.88%. Each year, from February 2001 to February 2006, inclusive, the Company will be required to make principal payments of $15.7 million, together with an equivalent payment at maturity. The Senior Notes may be prepaid at the Company's option, in whole or in part, at any time, together with a make whole premium, and upon specified change in control events each holder has the right to require the Company to purchase its Senior Note without any premium thereon.

In March 2000, the Company entered into a new credit agreement (the "Credit Agreement") whereby the lender will make available to the Company up to $50,000,000 aggregate principal amount for working capital and permitted acquisitions, including $30,000,000 available for standby and commercial letters of credit, on a revolving basis through March 30, 2003, at which time principal will be repayable. Interest on outstanding advances accrues, at the election of the Company, at either the lender's prime rate, the federal funds rate plus .5% or the lender's offshore rate plus a margin ranging from .5% to 1.5% depending on the maintenance of certain financial ratios, and is payable quarterly. Upon specified change in control events, the lender has the right to require the Company to repay outstanding amounts without any premium thereon. At the end of the second quarter of 2000, the Company had no amounts outstanding under the Credit Agreement.

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

In July 1999, the Company borrowed EUR 5,672,000 in order to refinance a portion of the purchase price for its Dutch licensee. Such amount is repayable in seven equal installments annually on each July 31 beginning in 2000, and accrues interest, payable quarterly, at the rate of 5.5% per annum.

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

Based on the Company's overall currency exchange rate and interest rate exposure at June 30, 2000, a 10% weakening in the U.S. dollar across all currencies or 10% increase in interest rates would not have a material impact on the financial position, results of operations or cash flows of the Company. These effects of hypothetical changes in currency exchange rates and in interest rates, however, ignore other effects the same movement may have arising from other variables, and actual results could differ from the sensitivity calculations of the Company. The Company regularly assesses these variables, establishes policies and business practices to protect against the adverse effects of foreign currency and interest rate fluctuations and does not anticipate any material losses generated by these risks.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK

For information concerning this item, see "Item 2. Management's
Discussion and Analysis of Financial Condition and Results of
Operations - Market Risk," which information is incorporated herein by reference.

                  PART II. - OTHER INFORMATION
                  ----------------------------


ITEM 1.  LEGAL PROCEEDINGS

         In previously reported proceedings initiated by the Company and its subsidiary, Insituform (Netherlands) B.V., against Insituform East, Inc. ("Insituform East"), Midsouth Partners ("Midsouth") and certain of their affiliates in the United States District Court for the Middle District of Tennessee (Civil Action No. 3-99-1130), plaintiffs in June 2000 amended their complaint to seek: (i) a declaration that, as a consequence of non-curable breaches thereof, the Company may terminate the non-exclusive grant to an Insituform East subsidiary of the right to utilize the Company's cured-in-place process and technology, in the condition and state and limited to the assigned territory in which it was commercially practiced under Midsouth's terminated Insituform(R) Process license; (ii) the affirmation of cross-over payments under Insituform East's licenses from the Company for any installation work performed outside of the territory assigned, and within the subject matter covered under such licenses; and (iii) a declaration that, as a result of the termination of certain Insituform Process licenses previously granted to companies that have since been acquired by, and merged into, the Company, the Company is not obligated to continue payment of certain finder's fees to Insituform East that were to continue while the subject licenses remained in effect. Defendants have filed an answer and counterclaim denying the material allegations of the Company's amended complaint and seek, among other things, declarations and injunctions essentially the opposite of those requested by the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On May 25, 2000, the Company convened its Annual
Meeting of Stockholders (the "Annual Meeting").

         (b) Not applicable because (i) proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 together with the Company's Proxy Statement dated April 17, 2000 (the "Proxy Statement"); (ii) there was no solicitation in opposition to management's nominees as listed in the Proxy Statement and (iii) all of such nominees were elected.

         (c) At the Annual Meeting, the stockholders voted in favor of a proposal to approve an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Common Stock of the Company from 40,000,000 shares to 60,000,000 shares. The holders of 21,241,243 shares voted in favor of, the holders of 1,464,640 shares voted against, the holders of 77,689 shares abstained and there were no broker non-votes with respect to approval of such proposal.

         At the Annual Meeting, the stockholders voted in favor of a proposal to approve and adopt an amendment to the Company's 1992 Employee Stock Option Plan to increase the number of shares of the Company's Common Stock, issuable pursuant to the exercise of options from 1,850,000 shares to 2,850,000 shares of Common Stock. The holders of 16,680,692 shares voted in favor of, the holders of 2,766,930 shares voted against, the holders of 87,494 shares abstained and there were 3,248,456 broker non-votes with respect to approval and adoption of such proposal.

         At the Annual Meeting, the stockholders voted in favor of a proposal to approve and adopt an amendment to the Company's 1992 Director Stock Option Plan to increase the number of shares of Common Stock issuable pursuant to the exercise of options from 1,000,000 shares to 1,500,000 shares of Common Stock. The holders of 17,751,737 shares voted in favor of, the holders of 1,691,974 shares voted against, the holders of 91,405 shares abstained and there were 3,248,456 broker non-votes with respect to approval and adoption of such proposal.

         At the Annual Meeting, the stockholders voted in favor of management's nominees for election as directors of the Company. The holders of 21, 963,209 shares voted in favor of, and holders of 820,363 shares withheld their vote for, the election of Robert
W. Affholder; the holders of 21,963,309 shares voted in favor of, and holders of 820,263 shares withheld their vote for, the election of Paul A. Biddelman; the holders of 21,962,964 shares voted in favor of, and holders of 820,608 shares withheld their vote for, the election of Stephen P. Cortinovis; the holders of 21,963,194 shares voted in favor of, and holders of 820,378 shares withheld their vote for the election of Juanita H. Hinshaw; the holders of 21,963,309 shares voted in favor of, and holders of 820,263 shares withheld their vote for, the election of Anthony W. Hooper; the holders of 21,942,209 shares voted in favor of, and holders of 841,363 shares withheld their vote for, the election of Thomas N. Kalishman; the holders of 21,963,009 shares voted in favor of, and holders of 820,563 shares withheld their vote for, the election of Sheldon Weinig; the holders of 21,963,309 shares voted in favor of, and holders of 820,263 shares withheld their vote for, the election of Russell B. Wight, Jr.; and the holders of 21,962,964 shares voted in favor of, and holders of 820,608 shares withheld their vote for, the election of Alfred L. Woods.

         (d) Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the annexed Index to Exhibits.

         (b) During the quarter ended June 30, 2000, the Company did not file any Current Reports on Form 8-K.

                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       INSITUFORM TECHNOLOGIES, INC.


August 3, 2000         By: s/Joseph A. White
                       ---------------------------------
                       Joseph A. White
                       Vice President - Chief Financial Officer
                       Principal Financial and
                       Accounting Officer

                        INDEX TO EXHIBITS
                       ------------------

3.1 -    Restated Certificate of Incorporation, as amended.

27  -    Financial Data Schedule, which is submitted
         electronically to the Securities and Exchange
         Commission for information only and is not filed.