Form 10-Q
period 2000-09-30
INSITUFORM TECHNOLOGIES INC
filed 2000-11-13
CIK 353020

FORM 10-Q
     SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C.  20549

     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended            September 30, 2000
                               ---------------------------------
Commission file number                    #0-10786
                      ------------------------------------------

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

                          Yes  X      No
                              ---        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                  Outstanding at November 1, 2000
--------------------------     ---------------------------------
 Class A Common Stock,                24,839,996 Shares
     $0.01 par value

          INDEX
     -----




Part I    Financial Information:

        Item 1.      Financial Statements:

                 Consolidated Balance Sheets                1

                 Consolidated Statements of Income          3

                 Consolidated Statements of Cash Flow       4

                 Notes to Consolidated Financial Statements 5

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                9

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                         15


Part II  Other Information and Signatures:

         Item 1.  Legal Proceedings                         16

         Item 6.  Exhibits and Reports on Form 8-K          16


         Signatures                                         17


Index to Exhibits                                           18

          PART I - FINANCIAL INFORMATION
                 ------------------------------
     ITEM 1. - FINANCIAL STATEMENTS

     INSITUFORM TECHNOLOGIES, INC.
     CONSOLIDATED BALANCE SHEETS
     (in thousands, except share amounts)
                                            Unaudited
                           September 30, 2000  December 31, 1999
                           ------------------  -----------------
ASSETS
------
  CURRENT ASSETS
  --------------
     Cash and cash equivalents   $60,544           $68,183
     Trade receivables, less allowance
       for doubtful accounts of $2,097
       and $3,096, respectively  78,703            58,546
     Retainage under construction contracts      15,873
13,253
     Costs and estimated earnings in excess
       of billings              24,155            12,372
     Inventories                12,301            12,525
     Prepaid expenses and other  4,534             9,493
                              --------          --------
  TOTAL CURRENT ASSETS         196,110           174,372
                              --------          --------
  PROPERTY AND EQUIPMENT, less accumulated
     depreciation               68,803            54,188
                              --------          --------
  OTHER ASSETS
  ------------
     Goodwill, less accumulated amortization
       of $21,218 and $18,417, respectively      66,979
64,077
     Other assets              16,643            18,988
                             --------          --------
  TOTAL OTHER ASSETS           83,622            83,065
                             --------          --------
TOTAL ASSETS                 $348,535          $311,625
                             ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES
  -------------------
    Current maturities of long-term debt
      and notes payable       $29,448             $3,188
    Accounts payable and accrued expenses       65,459
51,004
                            --------           --------
  TOTAL CURRENT LIABILITIES   94,907             54,192
  LONG-TERM DEBT, less current maturities       97,980
114,954
  OTHER LIABILITIES           1,024              1,168
                           --------           --------
  TOTAL LIABILITIES         193,911            170,314
                           --------           --------
  MINORITY INTERESTS          2,205              2,708
                           --------           --------


  STOCKHOLDERS' EQUITY
  --------------------
    Preferred stock, undesignated, $.10 par -
      shares authorized 2,000,000; none
      outstanding                 -                  -
    Common stock, $.01 par - shares authorized
      60,000,000; shares outstanding
      28,086,347 and 27,787,862    281                278
    Additional paid-in capital  78,645             74,809
    Retained earnings           37,974            112,338
    Treasury stock - 3,244,266 and
      2,744,101 shares          58,178)           (45,118)
    Cumulative foreign currency translation
      adjustments               (6,303)            (3,704)
                              --------           --------
  TOTAL STOCKHOLDERS' EQUITY   152,419            138,603
                              --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $348,535
$311,625
                              ========           ========

     See accompanying notes to consolidated financial statements.

          INSITUFORM TECHNOLOGIES, INC.
     CONSOLIDATED STATEMENTS OF INCOME
     (Unaudited)
     (in thousands, except per share amounts)
                        For the Three Months   For the Nine Months
                         Ended September 30,   Ended September 30,
                          2000       1999       2000       1999
                          ----       ----       ----       ----
Revenue                  $111,042    $93,251   $304,696   $250,053
Cost of revenue            73,095     60,702    202,360    163,760
                         --------   --------   --------   --------
Gross profit               37,947     32,549    102,336     86,293
Selling, administrative and
  general expenses         18,429     16,915     55,910     48,898
                         --------   --------   --------   --------
Operating income           19,518     15,634     46,426     37,395
Other income (expense):
----------------------
  Interest expense         (2,313)    (2,269)    (7,016)    (6,713)
  Other income              1,152        624      2,892      2,169
                         --------   --------   --------   --------
Total other income (expense) (1,161)    (1,645)    (4,124)
(4,544)
Income before taxes on income       18,357     13,989     42,302
  32,851
Taxes on income             7,194      5,975     16,772     13,674
                         --------   --------   --------   --------
Income before minority interests
  and equity in earnings   11,163      8,014     25,530     19,177
Minority interests in net income      (211)      (202)      (460)
    (638)
Equity in earnings of affiliated       216        174        566
      90
  companies              --------   --------   --------   --------
Net income                $11,168     $7,986    $25,636    $18,629
                         ========   ========   ========   ========
Basic earnings per share    $0.45      $0.31      $1.03      $0.73
                         ========   ========   ========   ========
Diluted earnings per share  $0.44      $0.31      $1.00      $0.71
                         ========   ========   ========   ========

     See accompanying notes to consolidated financial statements.

          INSITUFORM TECHNOLOGIES, INC.
     CONSOLIDATED STATEMENTS OF CASH FLOW
     (Unaudited)
     (in thousands)
                                           For the Nine Months
                                           Ended September 30,
                                           2000         1999
                                           ----         ----
Cash flow from operating activities:
------------------------------------
Net income                              $25,636      $18,629
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization          13,255       13,893
  Other                                  (1,136)         651
  Translation adjustments                (1,681)        (872)
  Deferred income taxes                     168         (244)

Changes in operating assets and liabilities,
  net of assets acquired:
  Receivables                           (33,863)      (2,866)
  Inventories                                51        1,158
  Prepaid expenses and other assets       5,509       (1,885)
  Accounts payable and accrued expenses  14,661        5,865
                                        -------       ------
Net cash provided by operating activities 22,600       34,329
                                        -------       ------
Cash flow from investing activities:
------------------------------------
  Capital expenditures                  (24,635)      (7,957)
  Purchase of business, net of cash acquired (6,440)     (11,775)
  Other investing activities              1,409        4,052
                                        -------       ------
Net cash used in investing activities   (29,666)     (15,680)
                                        -------       ------
Cash flow from financing activities:
------------------------------------
  Proceeds from issuance of common stock  3,839        3,422
  Purchases of treasury stock           (13,060)     (22,872)
  Proceeds from long-term debt               67        6,128
  Repayments of long-term debt           (2,550)      (2,186)
  Increase (decrease) in short-term borrowings          12,167
    (659)
                                       --------     --------
Net cash provided by (used in) financing activities        463
 (16,167)
                                       --------     --------
Effect of exchange rate changes on cash  (1,036)         417
                                       --------     --------
Net increase (decrease) in cash and cash equivalents
  for the period                         (7,639)       2,899
                                       --------     --------
Cash and cash equivalents, beginning of period          68,183
  76,904
                                       --------     --------
Cash and cash equivalents, end of period $60,544      $79,803
                                       ========     ========


Supplemental disclosures of cash flow information:
--------------------------------------------------
                                          2000         1999
                                          ----         ----
  Cash paid during nine months ended September 30, for:
  -----------------------------------------------------
    Interest                              $9,103       $8,730
    Income taxes                         $12,225      $10,984



     See accompanying notes to consolidated financial statements.


          INSITUFORM TECHNOLOGIES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Unaudited)
     September 30, 2000

1.   GENERAL

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000 (unaudited) and the unaudited results of operations and cash flows for the three and nine months ended September 30, 2000 and 1999. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 1999 Annual Report on Form 10-K.

The results of operations for the nine months ended
September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company will adopt the accounting provisions of SAB 101 in the fourth quarter of 2000. Management believes that the implementation of SAB 101 will not have a significant effect on the Company's financial condition or results of operations.

2.   COMPREHENSIVE INCOME

For the quarters ended September 30, 2000 and 1999, comprehensive income was $10.8 million and $8.3 million, respectively. For the nine months ended September 30, 2000 and 1999, comprehensive income was $23.0 million and $17.8 million, respectively. The Company's adjustment to comprehensive income consists solely of cumulative foreign currency translation adjustments.

3.  EARNINGS PER SHARE

Earnings per share have been calculated using the following share information:

          INSITUFORM TECHNOLOGIES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Unaudited)
     September 30, 2000

                                Three Months Ended September 30,
                                        2000         1999
                                        ----         ----
     Weighted average number of common
       shares used for basic EPS        24,826,245   25,365,394
     Effect of dilutive stock options and
       warrants                            701,348      689,026
                                        ----------   ----------
     Weighted average number of common
       shares and dilutive potential
       common stock                     25,527,593   26,054,420
                                        ==========   ==========

                                    Nine Months Ended September 30,
                                          2000         1999
                                          ----         ----
     Weighted average number of common
       shares used for basic EPS        24,818,153   25,587,396
     Effect of dilutive stock options and
       warrants                            798,150      579,899
                                        ----------   ----------
     Weighted average number of common
       shares and dilutive potential
       common stock                     25,616,303   26,167,295
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

Financial information by segment is as follows (in thousands):


          INSITUFORM TECHNOLOGIES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Unaudited)
     September 30, 2000

                                 Three Months Ended September 30,
                                         2000          1999
                                         ----          ----
              Revenues
                   Rehabilitation      $87,482       $78,176
                   Tunneling            13,317        10,059
                   TiteLiner(R)         10,243         5,016
                                       -------       -------
              Total Revenues          $111,042       $93,251
                                      ========       =======

              Operating Income
                   Rehabilitation      $16,039       $15,013
                   Tunneling             1,594         1,332
                   TiteLiner(R)          1,885          (711)
                                       -------        ------
              Total Operating Income   $19,518       $15,634
                                       =======       =======

                                   Nine Months Ended September 30,
                                         2000          1999
                                         ----          ----
              Revenues
                   Rehabilitation     $240,192      $200,886
                   Tunneling            35,482        30,637
                   TiteLiner(R)         29,022        18,530
                                      --------      --------
              Total Revenues          $304,696      $250,053
                                       =======       =======

              Operating Income
                   Rehabilitation      $35,217       $35,143
                   Tunneling             4,398         3,993
                   TiteLiner(R)          6,811        (1,741)
                                       -------        ------
              Total Operating Income   $46,426       $37,395
                                       =======       =======

5.  ACQUISITIONS

During the third quarter, the Company acquired the remaining 50% ownership of K-Insituform, N.V., its joint venture in Belgium, for approximately $0.3 million, along with the remaining 33% ownership of Insituform France, S.A., for approximately $0.8 million. In addition, in July, the Company completed its acquisition of 50% of Italcontrolli Nord, its licensee in Italy, for approximately $1.1 million. None of the aforementioned acquisitions were considered to be material.

In February 2000, the Company acquired the rights to the Insituform(R) Process and NuPipe(R) Process for the states of New York and New Jersey, through the purchase of all of the shares of the capital stock of Insituform(R)

          INSITUFORM TECHNOLOGIES, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Unaudited)
     September 30, 2000


Metropolitan, Inc. and the operating assets of certain of its affiliates. The Company paid the sellers or delivered into escrow an aggregate of $5.0 million in cash, in addition to assuming operating liabilities of the acquired business.

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

GENERAL
-------
The Company's rehabilitation revenues are derived primarily from direct installation and other contracting activities generated by the Company's subsidiaries operating in the United States, Canada, United Kingdom, Belgium, Spain, France, Netherlands, Chile, and Peru, and include product sales to, and royalties and license fees paid by, the Company's Insituform(R) licensees and sub-licensees and its NuPipe(R) licensees. During the three years ended December 31, 1999, 1998 and 1997, approximately 76.4%, 63.8% and 62.5%, respectively, of the Company's consolidated revenues related to the Insituform(R) Process.

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

RESULTS OF OPERATIONS - Three and Nine Months Ended
---------------------    September 30, 2000 and 1999

Total revenues for the third quarter increased 19.1% to $111.0 million from $93.3 million in 1999. This contributed to an increase in total revenues for the first nine months of 2000 of 21.9% to $304.7 million from $250.1 million in the first nine months of 1999. The principal reason for the Company's increased revenues for the third quarter continued to be growth in the Company's North American installation and tunneling operations. In addition, the Company's TiteLiner(R) revenues increased 104.2% or $5.2 million over the prior year's third quarter, and increased 56.6% or $10.5 million for the first nine months of 2000 compared to the same period last year.

The Company's gross profit during the third quarter increased 16.6% to $37.9 million from $32.5 million in the third quarter of 1999, and during the first nine months of 2000 increased 18.6% to $102.3 million from $86.3 million during the first nine months of 1999. This increase was primarily due to increased revenues as well as increased profitability from the Company's North American rehabilitation and TiteLiner(R) operations. The overall gross profit margin for the third quarter of 2000 was 34.2% compared to 34.9% in the third quarter of 1999, and for the first nine months of 2000 was 33.6% compared to 34.5% in the prior year. The principal reason for the lower gross profit margin for the third quarter and first nine months of 2000 was weaker margins in Europe resulting from lower revenue, as well as an increased contribution from the Company's tunneling operations, which traditionally achieve a lower margin base.

In the third quarter of 2000, selling, administrative and general expenses increased 9.0% to $18.4 million from $16.9 million in the same quarter of the prior year, and during the first nine months of 2000 increased 14.3% to $55.9 million from $48.9 million in the same period of last year. The third quarter increase was mainly due to ongoing costs related to the Company's management information system improvements, as well as increases in compensation from additions made to field personnel in North America and the additions of the New York, Spanish and Belgian operations to expense in 2000.

As a percentage of revenues, selling, administrative and general expenses decreased in the third quarter of 2000 to 16.6% from 18.1% in the comparable quarter of the prior year, and for the first nine months of 2000 decreased to 18.3% from 19.6% in the first nine months of 1999. This decrease is primarily attributable to revenue volume increasing at a faster rate than selling, administrative and general costs, along with management control of costs.

Interest expense in the third quarter of 2000 was unchanged at $2.3 million compared to the third quarter of 1999, and for the first nine months of 2000 increased 4.5% to $7.0 million from $6.7 million for the same period in the prior year. This increase was primarily due to additional debt from the acquisition in June 1999 of the Company's Dutch licensee, offset somewhat by payments of deferred consideration attributable to the Company's 1998 acquisition of Video Injection, S.A.

Other income increased in the third quarter of 2000 to $1.2 million from $0.6 million in the third quarter of 1999, and increased in the first nine months of 2000 to $2.9 million from $2.2 million in the first nine months of 1999. This change was related to increased investment income resulting from a maturity of a long-term investment during the third quarter of 2000 and more effective management of investments.

For the nine months ended September 30, 2000, the Company's effective income tax rate was 39.6% compared to 41.6% for the nine-month period in 1999. This was due primarily to more effective management over worldwide taxes, along with the reduced effect of non-deductible goodwill amortization.

In the third quarter of 2000, taxes on income increased 20.4% to $7.2 million from $6.0 million in 1999. In the first nine months of 2000, taxes on income increased 22.7% to $16.8 million from $13.7 million in the first nine months of 1999 due primarily to a 28.8% increase in income before taxes.

In the third quarter of 2000, minority interest in net income was relatively unchanged compared to the prior year, and for the first nine months of 2000 decreased to $0.5 million from $0.6 million for the first nine months of 1999. This decrease was due primarily to the Company's increased ownership in Insituform Linings Plc, the Company's manufacturing operation in Europe. Equity earnings of affiliated companies were $216,000 in the third quarter of 2000 as compared to $174,000 in the same period of 1999, and were $566,000 for the first nine months of 2000 as compared to $90,000 for the same period last year. This increase is due primarily to the elimination of losses from the Midsouth partnership from which the Company withdrew in the third quarter of 1999.

As a result of the above, net income for the third quarter of 2000 increased 39.8% to $11.2 million, representing a 10.1% return on revenue, compared to $8.0 million for the third quarter of 1999, when an 8.6% return on revenue was achieved. For the first nine months of 2000, net income increased 37.6% to $25.6 million, or an 8.4% return on revenue, compared to $18.6 million in the first nine months of 1999, when a 7.5% return on revenue was achieved.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At September 30, 2000, the balance of cash, U.S. Treasury bills, and short-term investments was $60.5 million, compared to $68.2 million at December 31, 1999. The decrease in cash and cash equivalents in 2000 resulted primarily from capital expenditures of $24.6 million, along with operation of the Company's previously reported stock repurchase program, which used cash in the amount of $13.1 million in the first nine months of 2000.
In addition, $7.4 million was used to acquire the Company's licensee in New York and New Jersey, one-half of the interest in the Company's Italian licensee, and the entire equity interest held by unaffiliated parties in the Company's French licensee

(33%) and its Belgian licensee (50%). These cash outlays were offset somewhat by generation of cash from operating activities of $22.6 million and proceeds from the issuance of common stock upon exercise of stock options of $3.8 million. Working capital was $101.2 million at September 30, 2000, compared to $120.2 million at December 31, 1999. The decrease was primarily due to an increase in current maturities of long-term debt of $15.7 million equal to the first principal payment, due February 2001, on the Company's Senior Notes, Series A (final maturity February 14, 2007) (the "Senior Notes"), along with an increase in borrowings on current revolving credit facilities of $12.1 million.

Trade receivables, together with costs and estimated earnings in excess of billings and retainage under construction contracts, increased 41.1% to $118.7 million from $84.2 million at December 1999. This increase was primarily attributable to the growth in the Company's revenue for the third quarter of 2000. The collection of installation receivables involves contractual provisions for retainage by the project owner, often 5% to 15% of the contract amount, which extends the collection process. Collections are also sometimes further prolonged by the slow review processes often employed by the Company's municipal customers. In the United States, retainage receivables are generally received within 60 to 90 days after the completion of a contract.

Capital expenditures were $24.6 million in the first nine months of 2000, compared to $8.0 million in the first nine months of 1999. Capital expenditures generally reflect replacement equipment required by the Company's installation operations. During the first nine months of 2000, capital expenditures also reflected approximately $8.1 million related to the acquisition of real estate, including properties adjacent to the Company's Chesterfield campus, as part of the Company's growth strategies and productivity improvements, as well as additional installation equipment to support the growth experienced in North America.

During the first quarter of 2000, the Company acquired the rights to the Insituform(R) Process and NuPipe(R) Process for the states of New York and New Jersey, through the purchase of all of the shares of the capital stock of Insituform(R) Metropolitan, Inc. and the operating assets of certain of its affiliates. The Company paid the sellers or delivered into escrow an aggregate of $5.0 million in cash, in addition to assuming operating liabilities of the acquired business. During the third quarter of 2000, Insituform Italia s.r.l., a newly formed joint venture of the Company and Per Aarsleff A/S, acquired Italcontrolli Nord s.r.l., the Insituform(R) Process licensee in Italy, for $1.2 million. During the third quarter, the Company acquired the remaining 50% ownership of K-Insituform, N.V., its joint venture in Belgium, for approximately $0.3 million, along with the remaining 33% ownership of Insituform France, S.A., for approximately $0.8 million.

Financing activities provided $0.5 million in the first nine months of 2000, as compared to cash used of $16.2 million in the first nine months of 1999. In mid-1998, the Company authorized the repurchase of up to 2,700,000 shares of the Company's class A common stock, $.01 par value ("Common Stock"), to be made from time to time over five years in open market transactions. The amount and timing of purchases will be dependent upon a number of factors, including the price and availability of the Company's shares, general market conditions and competing alternative uses of funds, and may be discontinued at any time.
 In October 1999, the Company increased the original authorization by an additional 2,000,000 shares of Common Stock through the period ending June 2003. During the nine months ended September 30, 2000, the Company used cash in the amount of $13.1 million for the repurchase of 500,165 shares. The Company has used cash in the cumulative amount of $54.9 million for the repurchase of 2,988,465 shares through September 30, 2000 since inception of the stock repurchase program. The repurchased shares will be held as treasury stock.

In the first nine months of 2000, the Company made principal payments totaling $2.6 million relating to the Company's existing debt, as compared to $2.2 million in the first nine months of 1999. The Company generated $3.8 million from the issuance of Common Stock from stock options granted to employees and directors, as compared to $3.4 million in the first nine months of 1999.

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

In March 2000, the Company entered into a new credit agreement (the "Credit Agreement") whereby the lender will make available to the Company up to $50,000,000 aggregate principal amount for working capital and permitted acquisitions, including $30,000,000 available for standby and commercial letters of credit, on a revolving basis through March 30, 2003, at which time principal will be repayable. Interest on outstanding advances accrues, at the election of the Company, at either the lender's prime rate, the federal funds rate plus .5% or the lender's offshore rate plus a margin ranging from .5% to 1.5% depending on the maintenance of certain financial ratios, and is payable quarterly. Upon specified change in control events, the lender has the right to require the Company to repay outstanding amounts without any premium thereon. At the end of the third quarter of 2000, the Company had $12 million outstanding under the Credit Agreement, which has been subsequently repaid.

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

Based on the Company's overall currency exchange rate and interest rate exposure at September 30, 2000, a 10% weakening in the U.S. dollar across all currencies or 10% increase in interest rates would not have a material impact on the financial position, results of operations or cash flows of the Company. These effects of hypothetical changes in currency exchange rates and in interest rates, however, ignore other effects the same movement may have arising from other variables, and actual results could differ from the sensitivity calculations of the Company. The Company regularly assesses these variables, establishes policies and business practices to protect against the adverse effects of foreign currency and interest rate fluctuations and does not anticipate any material losses generated by these risks.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
RISK

For information concerning this item, see "Item 2. Management's
Discussion and Analysis of Financial Condition and Results of
Operations - Market Risk," which information is incorporated herein by reference.

     PART II - OTHER INFORMATION
     ----------------------------

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material changes since the filing of the Company's Form 10-Q for the period ended June 30, 2000. See
Form 10-Q, Part II, Item 1, "Legal Proceedings."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The exhibits filed as part of this Quarterly
Report on Form 10-Q are listed on the annexed Index to Exhibits.

         (b)  During the quarter ended September 30, 2000, the
Company did not file any Current Reports on Form 8-K

     SIGNATURES
     ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       INSITUFORM TECHNOLOGIES, INC.



November 13, 2000      By: s/Joseph A. White
                       ---------------------------------
                       Joseph A. White
                       Vice President - Chief Financial Officer
                       Principal Financial and
                       Accounting Officer

     INDEX TO EXHIBITS
     ------------------

27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.