Form 10-K
period 2000-12-31
INSITUFORM TECHNOLOGIES INC
filed 2001-03-28
CIK 353020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]                  ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    --------------

                         Commission file number 0-10786

                          INSITUFORM TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        13-3032158
------------------------------------        ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

         702 SPIRIT 40 PARK DRIVE
         CHESTERFIELD, MISSOURI                              63005
----------------------------------------                 --------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:       636-530-8000
                                                         ------------------

Securities registered pursuant to Section 12(b) of the Act:      NONE
                                                            ----------------

Securities registered pursuant to Section 12(g) of the Act:

                      CLASS A COMMON SHARES, $.01 PAR VALUE
                      -------------------------------------
                                (Title of class)

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [X]                   No [ ]

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

         Aggregate market value as of March 15, 2001 . . . . . . . . . . . . .  . . .$949,139,444

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

         Class A Common Shares, $.01 par value, as of March 15, 2001  . . . . . 26,830,797 shares

DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the documents, all or portions of which are incorporated by reference herein, and the part of the Form 10-K into which the document is incorporated:

          --   Proxy Statement to be filed with respect to the 2000 Annual
               Meeting of Stockholders: Part III
          --   Portions of 2000 Annual Report to Stockholders: Part II


                                     PART I

Item 1.  Business

GENERAL

         Insituform Technologies, Inc. (the "Company") is a worldwide company specializing in the use of trenchless technologies to rehabilitate, replace, maintain and install underground pipes. The company uses a variety of trenchless technologies. The Insituform(R) cured-in-place pipe process (the "Insituform Process") contributed approximately 74% of the Company's revenues during the Company's most recent fiscal year.

         In February 2001, the Company acquired Kinsel Industries, Inc. ("Kinsel"), a trans-regional provider of pipebursting and other sewer rehabilitation services. In 2000, Kinsel had revenues of approximately $50 million from water and sewer work. In addition to trenchless pipe rehabilitation services, it performs some open-cut pipe construction and erects water and sewer treatment plants. Kinsel generated an additional $50 million in 2000 from highway, bridge, airport and commercial construction. While valuable and profitable, these operations do not fit the Company's strategy. The Company expects to search for a possible buyer for these operations.

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

                  The NuPipe(R) process (the "NuPipe Process") entails the manufacture of a folded replacement pipe from a thermoplastic material which is stored on a reel in a reduced shape. The pipe is heated at the installation site in order to make it flexible enough to be inserted into an existing conduit, pulled into place and then sequentially expanded to match the existing conduit by internal heat and pressure and progressive rounding, creating a tight fit against the conduit being repaired.

                  Pipebursting is a method for trenchless replacement of deteriorated and/or undersized pipelines. A bursting head is propelled through the pipeline, fracturing the host pipe and displacing the fragments outwards allowing a new pipe to be pulled in, replacing the old line. Pipes can be replaced size-for-size or upsized.

                  Microtunneling is a remotely controlled, guided, pipe-jacking process that provides continuous support to the excavation face and does not require personnel entry into the tunnel. Applications are typically for gravity sewers at depths greater than 15 feet, in congested areas, where unstable ground conditions exist, where construction is below the water table, or where contamination zones are present.

                  Sliplining basically entails pushing or pulling a new pipeline into an old one. With segmented sliplining, short segments of pipe are joined to form the new pipe. For gravity sewer rehabilitation, these short segments can often be joined in a manhole or access structure, eliminating the need for a large pulling pit. Typically the annular space between the new pipe and host pipe is filled with a grout material.

                  See "Patents and Licenses" below for information concerning the Company's Thermopipe(R) process (the "Thermopipe Process"), which was not material to the Company's results of operations during the year ended December 31, 2000.

         Corrosion and Abrasion Protection. The Company's TiteLiner(R) process (the "TiteLiner Process") is a method of lining new and existing steel pipe with a corrosion and abrasion resistant polyethylene pipe.

         Tunneling. Tunneling typically encompasses the construction of man-entry sized pipelines with access only through vertical shafts. Although tunnels can be hand-dug, typically a steerable, locally-controlled tunnel boring machine (TBM) is utilized. For pipe installation, the TBM leads a string of jacked pipes.

REHABILITATION ACTIVITIES

         The Company conducts its rehabilitation activities principally through direct installation and other construction operations performed directly and through wholly-owned and, in some cases, majority-owned, subsidiaries. In addition, in those areas of the world in which the Company's management believes it would not be desirable for the Company to exploit its trenchless processes directly, the Company has granted licenses to unaffiliated companies. As described under "Ownership Interests in Licensees" below, the Company has also entered into joint ventures from time to time to encourage additional royalties, sales of its products and exploitation of its trenchless rehabilitation processes.

         The Company's principal rehabilitation activities in North America are conducted directly or through subsidiaries which hold the Insituform Process and NuPipe Process rights for substantially all of 44 of the 50 states, in addition to Puerto Rico, the U.S. Virgin Islands and Canada, and the rights to the Thermopipe Process. In February 2000, the Company acquired the operations of Insituform Metropolitan, Inc. and certain of its affiliates, the Company's licensees in the states of New York and New Jersey, and has integrated these territories into its rehabilitation activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

         Outside of North America, the Company conducts Insituform Process or NuPipe Process direct installation operations through its subsidiaries in the United Kingdom, France, Spain, the Netherlands and Belgium. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Through the operations of its French subsidiary, Video Injection S.A. ("Video Injection"), acquired in 1998, the Company utilizes multifunctional robotic devices developed by Video Injection in connection with the inspection and repair of pipelines.

         North American rehabilitation operations are headquartered in Chesterfield, Missouri, with principal operations facilities maintained in approximately 13 locations geographically dispersed through all major regions. European operations are headquartered in Paris, France, with regional operations facilities located in the United Kingdom, the Netherlands, Spain and Mitry Mory, France.

         The worldwide rights to the TiteLiner Process are applied by the Company through its United Pipeline System division, which offers corrosion and abrasion protection work worldwide.

         The Company, through its subsidiary, Affholder, Inc., in addition to tunneling, offers a range of pipe system rehabilitation services.

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

         The Company generally invoices installation revenues on a percentage-of-completion basis. Under ordinary circumstances, collection from governmental agencies in the United States is made within 60 to

90 days of billing. In most cases, five to 15 percent of the contract value is withheld by the owner until testing is completed or the warranty period has expired.

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

         The Company's principal rehabilitation activities are conducted through the following majority-owned subsidiaries:

Subsidiary                                             Interest
----------                                             --------
Insituform France S.A.                                 99.99% of stock(1)
United Pipeline de Mexico, S.A.                        55% of stock(2)
Video Injection S.A.                                   79.8% of stock(3)

-----------------

(1)        The remaining interest is held by the subsidiary's principals.
(2) The remaining interest is held by a subsidiary of Produtos y Servicios Miller de Mexico, S.A.
(3) The remaining interest is held by the subsidiary's principal employees and is subject to purchase by the Company in September 2003 (or earlier in specified events).

         The Company's rehabilitation activities also extend to the grant of licenses for the Insituform Process and the NuPipe Process, covering exclusive and non-exclusive territories, to licensees who provide pipeline repair and rehabilitation services throughout their respective licensed territories. The licenses generally grant to the licensee the right to utilize the know-how and practice the invention of the patent rights (where they exist) relating to the subject process, and to use the Company's copyrights and trademarks. At present, the Insituform Process is commercialized under license by an aggregate of 31 unaffiliated licensees and sublicensees, and the NuPipe Process is commercialized under license by an aggregate of 5 unaffiliated licensees.

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

         The Company acts as licensor under arrangements relating to the use of the Thermopipe Process in Germany, on an exclusive basis, and in the United Kingdom, on a non-exclusive basis.

         Insituform East, Incorporated ("East") holds six Sub-Licenses to the Insituform Process to operate in the States of Virginia, Delaware, Maryland, Ohio, a portion of Kentucky, West Virginia and the District of Columbia under the Company's exclusive license to the Insituform Process for entire United States.

(The United States rights to the Insituform Process are owned by the Company's subsidiary, Insituform (Netherlands) B.V. ("Insituform Netherlands")). Pursuant to a July 1999 settlement agreement with East and several affiliates of East (the "Settlement Agreement"), Midsouth Partners, an affiliate of East, retains a limited, non-exclusive right in Midsouth Partners' former territory to utilize the Insituform Process and technology in the condition and state as commercially practiced on the date of settlement.

         As previously reported by the Company and Insituform Netherlands initiated litigation against Insituform East and Midsouth Partners in Federal District Court for the Middle District of Tennessee (Civil Action No. 3-99-1130) and filed an Amended Complaint on June 13, 2000, alleging among other matters, trademark violations and a non-curable breach of the Settlement Agreement; and, seeking: (i) the right to terminate the grant of the limited license to Midsouth Partners under the Settlement Agreement; (ii) the affirmation of East's obligations to make royalty payments and cross-over royalty payments on work performed by East or any of its affiliates within the scope of the subject matter of East's Sub-Licenses outside East's licensed territories under East's Sub-Licenses; and (iii) a declaration that the Company is not obligated to continue payment of certain finder's fees to East.

         Defendants have filed an answer and counterclaim denying the material allegations of the Company's amended complaint and seek, among other things, declarations and injunctions essentially the opposite of those requested by the Company. East has petitioned the Court for leave to amend its answer and counterclaims to include a defense of patent misuse which East contends prohibits the Company from enforcing the royalty provisions under its Sub-Licenses. The Court has not yet acted upon such motion for leave to amend and the Company has opposed such motion. Even if the Court were to grant East's motion for leave to amend, the Company believes it has substantial and meritorious defenses to East's allegations. In any event, should East prevail under its theories, or if the Company should fail under its theories, the result would not have a material adverse effect on the Company's financial performance or income.

OWNERSHIP INTERESTS IN LICENSEES

         The Company, through its subsidiary, Insituform Holdings (UK) Limited, holds one-half of the equity interest in Insituform Rohrsanierungstechniken GmbH, the Company's licensee of the Insituform and NuPipe Processes in Germany. The remaining interest is held by Per Aarsleff A/S, a Danish contractor ("Per Aarsleff"). The joint venture partners have rights of-first-refusal in the event either party determines to divest its interest.

         The Company, through its subsidiary, INA Acquisition Corp., holds one-half of the equity interest in Italcontrolli-Insituform S.r.l., the Company's licensee of the Insituform Process in Italy. The remaining interest is held by Per Aarsleff. The joint venture partners have rights of-first-refusal in the event either party determines to divest its interest.

         The Company holds a 50 percent joint venture interest in Ka-Te Insituform A.G., the Company's licensee of the Insituform Process in Switzerland, Liechtenstein and Voralberg, Austria. The remaining interest is held by Ka-Te Holding A.G.

         The Company has also entered into several contractual joint ventures in order to develop joint bids on contracts for its direct installation business, and for tunneling operations. The Company continues to investigate opportunities for expanding its business through such arrangements.

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

         The Company intends that its marketing and sales processes will undergo significant changes during 2001, as the Company builds on its target market approach to selling. Historically, the Company's sales effort focused on larger cities, where it built customer relationships at the technical level. To help shape decision-making at every step, the Company intends to formalize its sales effort with a multi-level sales force structured around key accounts, focusing on engineers, consultants, administrators and elected officials, in addition to technical staff.

         The Company's distribution efforts are implemented predominantly through the direct installation activities. See "Rehabilitation Activities" above for a description of the Company's licensing operations and "Ownership Interests in Licensees" for a description of investments in licensees. The Company's unaffiliated licensees are responsible for marketing and sales activities in their respective territories, and each has a staff for that purpose.

         The Company offers its corrosion and abrasion protection technologies worldwide to line new and existing steel pipelines.

         No customer accounted for more than ten percent of the Company's consolidated revenues during the years ended December 31, 2000, 1999 and 1998, respectively.

BACKLOG

         At December 31, 2000 and 1999, respectively, the Company recorded backlog from construction operations (excluding projects where the Company has been advised that it is the low bidder, but not formally awarded the contract) in the amounts of approximately $114.8 million and $132.3 million, respectively. The Company anticipates that substantially all construction backlog recorded at December 31, 2000 will be completed in 2001.

PRODUCT DEVELOPMENT

         The Company, by utilizing its own laboratories and test facilities and outside consulting organizations and academic institutions, continues to develop improvements to its proprietary processes, including the materials used and the methods of manufacturing and installing pipe. During the years ended December 31, 2000, 1999 and 1998, the Company spent approximately $2.4 million, $2.4 million and $2.2 million, respectively, on all research and development activities.

MANUFACTURING AND SUPPLIERS

         The Company maintains its principal North American liner manufacturing facility in Batesville, Mississippi, with an additional facility located in Memphis, Tennessee. In Europe, Insituform Linings Plc ("Linings"), a majority-owned subsidiary, manufactures and sells linings from its plant located in Wellingborough, United Kingdom. The Company holds a 75% interest in Linings and Per Aarsleff the remainder, which interests are subject to rights of first refusal held by the Company and Per Aarsleff in the event of any proposed disposition. The Company also maintains a liner manufacturing facility in Matsubuse, Japan.

         Although raw materials used in the Company's Insituform products are typically available from multiple sources, the Company's historical practice has been to purchase materials from a limited number of suppliers. The Company maintains its own felt manufacturing facility contiguous to its Insitutube manufacturing facility in Batesville, and purchases substantially all of its fiber requirements from one source, alternate vendors of which the Company believes are readily available. Although it has worked with one vendor to develop a uniform and standard resin to source substantially all of its resin requirements in North America, the Company believes that resins are also readily available from a number of major corporations should there be a need for alternative resin sourcing. The Company believes that the sources of supply in connection with its Insituform operations are adequate for its needs.

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

         Under its arrangements for the acquisition of the Thermopipe Process, the seller will to continue to manufacture and supply Thermopipe products to the Company through 2004.

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

PATENTS AND LICENSES

         The Company currently holds 69 patents in the United States relating to the Insituform Process, the last of which to expire will remain in effect until 2017, and has obtained patent protection in its principal overseas markets covering aspects of the Insituform Process. These patents cover certain aspects of the Insituform Process, including the process of reconstructing the pipeline. The Company's patent relating to the resin saturation process expired in February 2001. The patent relating to the manufacture of liners will expire in May 2001. Two of the significant patents relating to the Insituform Process, covering, respectively, the curing of a resin-impregnated tube and material aspects of the inversion process, have expired where previously in effect.

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

         There can be no assurance that the validity of the Company's patents will not be successfully challenged or that they are sufficient to afford protection against another company utilizing a process similar to the Insituform Process. The Company's business could be adversely affected by increased competition in the event that one or more of the patents were adjudicated to be invalid or inadequate in scope to protect the Company's operations or upon expiration of the patents. The Company believes, however, that although the Company has relied on the strength and validity of its patents, the Company's long experience with the Insituform Process, its continued commitment to support and develop the

Insituform Process, the strength of its trademarks, and its degree of market penetration, should enable the Company to continue to compete effectively in the pipeline rehabilitation market.

         Twelve patents covering the NuPipe Process or the materials used in connection with the NuPipe Process have been issued in the United States. The Company holds patents in connection with the NuPipe Process in 17 other countries.

         The Company believes that the success of its corrosion and abrasion protection business, operated through its United Pipeline Systems division, will depend primarily upon its proprietary know-how and its marketing and sales skills. The Company holds two patents issued in the United States and one patent outside of the United States relating to the Thermopipe Process for rehabilitating potable water and other aqueous fluid pipes. See "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operating-Liquidity and Capital Resources."

         The Company holds the exclusive rights to use the patents, trademarks and know-how related to the Paltem-HL system, a process for rehabilitating pressure pipes, which includes the Paltem-Frepp system, for substantially all of North America and, on a non-exclusive basis, additional territories in the eastern hemisphere and Latin America. See "Government Regulation" below. Under the license, the Company is required to pay royalties at specified rates on installations and sales of liners. During the year ended December 31, 2000, the Company did not have any material operations under this license. The Company is renegotiating the terms of this license.

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

         The Company's trenchless processes may also encounter competition from alternative trenchless approaches such as pipebursting and other methods. Kinsel, acquired by the Company in February 2001, employs the pipebursting, microtunneling and sliplining methods.

         The Company's tunneling operation competes with utility contracting firms throughout North America.

SEASONALITY

         Although the Company's operations can be affected by severe weather, for the past five years seasonal variation in work performed has not had a material effect on the Company's consolidated results of operations.

EMPLOYEES

         As of December 31, 2000, the Company employed 1,771 individuals. Certain of the Company's contracting operations are parties to collective bargaining agreements covering an aggregate of 213 employees. The Company generally considers its relations with its employees to be good.

GOVERNMENT REGULATION

         The Company and its licensees are required to comply with all applicable U.S. federal, foreign, state and local statutes, regulations and ordinances. In addition, the Company's direct installation and other construction operations, and those of its licensees, may have to comply with relevant code specifications, permit requirements, and bonding and insurance requirements as well as with fire regulations relating to the storage, handling and transporting of flammable materials. The Company's manufacturing facilities, as well as its direct installation operations and those of its licensees, are subject to state and national environmental protection regulations, none of which presently has any material effect on the Company's capital expenditures, earnings or competitive position in connection with the Company's present business. However, although the Company's direct installation operations have established monitoring programs relating to the use of solvents, further restrictions could be imposed on the use of solvents or the thermosetting resins used in the Insituform Process. The Company believes that it is in material compliance with environmental laws and regulations applicable to it.

         The use of both thermoplastics and thermosetting resin materials in contact with drinking water is strictly regulated in most countries. In the United States, a consortium led by NSF International ("NSF"), under arrangements with the United States Environmental Protection Agency (the "EPA"), establishes minimum requirements for the control of potential human health effects from substances added indirectly to water via contact with treatment, storage, transmission and distribution system components, by defining the maximum permissible concentration of materials which may be leached from such components into drinking water, and methods for testing them. In February 1996, the Paltem-HL and Frepp processes under license from Ashimori were certified by the NSF for use in drinking water systems. In April 1997, the Insituform PPL(R) liner was certified by the NSF for use in drinking water systems, followed in April 1999 by NSF certification of the Insituform RPP(R) liner for such use. The Thermopipe product also has NSF approval. The NSF assumes no liability for use of any products, and the NSF's arrangements with the EPA do not constitute the EPA's endorsement of the NSF, the NSF's policies or its standards. Because of the need for dedicated equipment in connection with use of these products in drinking water applications, and the time required for the marketing process, the Company does not expect meaningful revenues from drinking water rehabilitation at least through 2001.

EXECUTIVE OFFICERS

         The executive officers of the Company, and their respective ages and positions with the Company, are as follows:

                                       Age at
Name                               March 15, 2001     Position with the Company
----                               --------------     -------------------------
Anthony W. Hooper                        53           Chairman of the Board, President and Chief Executive Officer
Robert W. Affholder                      65           Senior Executive Vice President
Joseph A. White                          47           Vice President-Chief Financial Officer
Carroll W. Slusher                       52           Vice President-North America
Antoine Menard                           50           Vice President-Europe
Thomas A. A. Cook(1)                     36           Vice President-General Counsel

(1) Mr. Cook became Vice President-General Counsel of the Company in September 2000.

         Anthony W. Hooper has been Chairman of the Board of the Company since 1997, and has been President of the Company since 1996. Prior to 1996, Mr. Hooper was Senior Vice President-Marketing and Technology of the Company.

         Robert W. Affholder has been Senior Executive Vice President of the Company since 1996. From 1995 to 1996, Mr. Affholder was Senior Vice President-Chief Operating Officer of North American Contracting Operations of the Company. From 1994 until its acquisition by the Company in 1995, Mr. Affholder was President of Insituform Mid-America, Inc. ("IMA"), and was Vice Chairman of IMA from 1993 to 1995.

         Joseph A. White has been Vice President and Chief Financial Officer of the Company since August 1999. From 1998 until joining the Company, Mr. White was Vice President and Chief Financial Officer of Key Plastics, an automotive parts manufacturer that filed for bankruptcy reorganization in March 2000. From 1997 until 1998, Mr. White was Vice President- Finance (North America) for the Becker Group, a manufacturer of automotive interiors. From 1996 until 1997, Mr. White was Director of Finance in Asia of the Vickers Division of Aeroquip Vickers, a hydraulics supplier, where he held several other senior finance positions before 1996.

         Carroll W. Slusher has been Vice President-North America of the Company since February 1999, having served as the Company's Divisional Vice President-North American Operations from 1998 until February 1999 and Director of North American Pipe Rehabilitation from 1997 to 1998. From prior to
1996 until joining the Company, Mr. Slusher was a regional manager with General Electric Company.

         Antoine Menard has been Vice President-Europe of the Company since February 1999, having served as the Company's Managing Director-Europe from 1995 until that date. Prior to joining the Company, Mr. Menard was a general manager with the French oil group TOTAL.

         Thomas A. A. Cook has been Vice President and General Counsel of the Company since September 2000. Prior to joining the Company, Mr. Cook was a partner in the Corporate/Securities Department at the law firm of Blackwell Sanders Peper Martin LLP, and before June 1998, was with a predecessor firm (Peper Martin Jensen Maichel and Hetlage) in the Corporate/Securities Department.

Item 2.  Properties

         The Company's executive offices, located in Chesterfield, Missouri, a suburb of St. Louis, at 702 Spirit 40 Park Drive, are leased from an unaffiliated party through May 31, 2002. The Company owns its research and development facility in Chesterfield.

         The Company maintains a liner fabrication facility and contiguous felt manufacturing facility in Batesville, Mississippi. The Company owns its Batesville facilities. The Company's manufacturing facilities in Memphis, Tennessee are located on land sub-leased from an unaffiliated entity for an initial term of 40 years expiring on December 31, 2020. Linings (a majority-owned subsidiary) owns certain premises comprising its liner manufacturing facility, located in Wellingborough, England. The Company leases additional manufacturing space in Matsubuse, Japan.

         In support of its direct installation operations, the Company owns or leases facilities in the United States, Europe and Latin America.

         The foregoing facilities are regarded by management as adequate for the current requirements of the Company's business.

Item 3.  Legal Proceedings

         The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management does not believe that the outcome of any such litigation will have a material adverse effect on the financial condition or results of operations of the Company. See "Item 1. Business - Rehabilitation Activities."

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) Certain information required by this item is incorporated by reference from the table "Selected Quarterly Financial Data (Unaudited)" contained in Note 16 of the "Notes to Consolidated Financial Statements" on page 37 of the 2000 Annual Report to Stockholders (the "2000 Annual Report") and from "Price Range of Securities" on page 40 of the 2000 Annual Report.

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

         (b)      Not applicable.

Item 6.  Selected Financial Data

         Historical financial information is incorporated by reference from "Financial Highlights - Five Year Review" on page 2 of the 2000 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information required by this item is incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 24 of the 2000 Annual Report.

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk

         Information required by this item is incorporated by reference from the discussion under the heading "Market Risk" on page 24 of the 2000 Annual Report.

Item 8.       Financial Statements and Supplementary Data

         Information required by this item is incorporated by reference from "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" on pages 25 through 37 and from "Report of Independent Public Accountants" on page 38 of the 2000 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         For information concerning this item, see "Item 1. Business-Executive Officers" and the Proxy Statement to be filed with respect to the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement"), which information is incorporated herein by reference.

Item 11. Executive Compensation

         For information concerning this item, see the 2001 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         For information concerning this item, see the 2001 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         For information concerning this item, see the 2001 Proxy Statement, which information is incorporated herein by reference.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      1.       Financial Statements:

         The following consolidated financial statements, related notes and independent auditors' report, contained in the 2000 Annual Report, are incorporated by reference into Item 8 of Part II of this report:

                                                                          PAGE(S) IN THE 2000
                                                                             ANNUAL REPORT
Consolidated Statements of Income                                                  25
Consolidated Balance Sheets                                                        26
Consolidated Statements of Stockholders' Equity                                    27
Consolidated Statements of Cash Flows                                              28
Notes to Consolidated Financial Statements                                         29
Segment Information                                                              36-37
Geographic Data                                                                  36-37
Selected Quarterly Consolidated Financial Data (Unaudited)                         37
Report of Independent Public Accountants                                           38

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

         (b)      Current Reports on Form 8-K:  None

                                POWER OF ATTORNEY

         The registrant and each person whose signature appears below hereby appoint Anthony W. Hooper and Joseph A. White as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 2001            INSITUFORM TECHNOLOGIES, INC.


                                   By:      /s/ Anthony W. Hooper
                                        ----------------------------------------
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                                 Title                              Date

         /s/ Anthony W. Hooper                                                          March 28, 2001
--------------------------------------------
Anthony W. Hooper                                 Principal Executive Officer and
                                                  Director


         /s/ Joseph A. White                                                            March 28, 2001
--------------------------------------------
Joseph A. White                                   Principal Financial and Accounting
                                                  Officer


         /s/ Robert W. Affholder                                                        March 28, 2001
--------------------------------------------
Robert W. Affholder                               Director


         /s/ Paul A. Biddelman                                                          March 28, 2001
--------------------------------------------
Paul A. Biddelman                                 Director


         /s/ Stephen P. Cortinovis                                                      March 28, 2001
------------------------------------
Stephen P. Cortinovis                             Director


         /s/ Juanita H. Hinshaw                                                         March 28, 2001
--------------------------------------------
Juanita H. Hinshaw                                Director


         /s/ Thomas Kalishman                                                           March 28, 2001
--------------------------------------------
Thomas Kalishman                                  Director


         /s/ Sheldon Weinig                                                             March 28, 2001
--------------------------------------------
Sheldon Weinig                                    Director


         /s/ Alfred L. Woods                                                            March 28, 2001
--------------------------------------------
Alfred L. Woods                                   Director

                            INDEX TO EXHIBITS(1),(2)

3.1 Restated Certificate of Incorporation, as amended, of the Company (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

3.2      By-Laws of the Company, as amended.

10.1 Multicurrency Credit Agreement dated as of March 30, 2000 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit
         10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.2 Note Purchase Agreements (the "Note Purchase Agreements") dated as of February 14, 1997 among the Company and, respectively, each of the lenders (the "Noteholders") listed therein (Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 1996), as amended by First Amendment to the Note Purchase Agreements dated as of August 20, 1997 (Incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997), as further amended by Second Amendment dated as of March 30, 2000 to Note Purchase Agreements (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.3 Master Guaranty dated as of March 30, 2000 by the Company and those subsidiaries of the Company named therein (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.4 Amended and Restated Intercreditor Agreement dated as of March 30, 2000 among Bank of America, N.A. and the Noteholders (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10.5     Employment Letter dated July 15, 1998 between the Company and Anthony
         W. Hooper (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).(3)

10.6 Employment Agreement dated October 25, 1995 between the Company and Robert W. Affholder (Incorporated by reference to Exhibit 2(d) to the Current Report on Form 8-K dated October 25, 1995), as amended by Amendment No. 1 dated as of October 25, 1998 to Employment Agreement (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 1998).(3)

10.7 Letter agreement dated as of February 9, 1999 between the Company and Thomas N. Kalishman (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1998).(3)

----------------------
(1) The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.
(2) Pursuant to Reg. Section 229.601, does not include certain instruments with respect to long-term debt of the Company and its consolidated subsidiaries not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.
(3) Management contract or compensatory plan or arrangement.

10.8 Severance Agreement dated as of March 14, 1999 between the Company and Robert L. Kelley (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 1998).(3)

10.9 Employment letter dated February 10, 1997 between the Company and Carroll Slusher (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 1999).(3)

10.10 Employment Agreement dated February 1, 2001 between Insituform Europe and Antoine Menard.(3)

10.11 Equipment Lease dated as of October 10, 1989 between A-Y-K-E Partnership and Affholder, Inc. (Incorporated by reference to Exhibit
         10.20 to the Annual Report on Form 10-K for the year ended December 31,
         1995).

10.12 1992 Employee Stock Option Plan of the Company (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1999).(3)

10.13 1992 Director Stock Option Plan of the Company (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 1999).(3)

10.14 Insituform Mid-America, Inc. Stock Option Plan, as amended (Incorporated by reference to Exhibit 4(i) to the Registration Statement on Form S-8 No. 33-63953).(3)

10.15 Senior Management Voluntary Deferred Compensation Plan of the Company (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 1998), as amended by First Amendment thereto dated as of October 25, 2000.(3)

10.16 Form of Directors' Indemnification Agreement (Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 1988).(3)

13(a) Portions of the Registrant's 2000 Annual Report to Stockholders incorporated by reference in this Annual Report on Form 10-K.

21       Subsidiaries of the Company.

23       Consent of Arthur Andersen LLP.

24       Power of Attorney (See "Power of Attorney" in the Annual Report on
         Form 10-K).