Form 10-Q
period 2001-03-31
INSITUFORM TECHNOLOGIES INC
filed 2001-05-09
CIK 353020

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly Period Ended                      March 31, 2001
                              --------------------------------------------------

Commission file number                      #0-10786
                      ----------------------------------------------------------

                          Insituform Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                13-3032158
--------------------------------------------------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


             702 Spirit 40 Park Drive, Chesterfield, Missouri 63005
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (636) 530-8000
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X  No
                                     ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at May 1, 2001
--------------------------------------    --------------------------------------
 Class A Common Stock, $.01 par value                26,752,992 Shares

                                      INDEX

                                                                                                           Page No.
                                                                                                           --------
Part I            Financial Information:

                  Item 1.   Financial Statements:

                            Consolidated Balance Sheets.......................................................3

                            Consolidated Statements of Income.................................................4

                            Consolidated Statements of Cash Flow..............................................5

                            Notes to Consolidated Financial Statements........................................6

                  Item 2.   Management's Discussion and Analysis of Financial
                            Condition and Results of Operations...............................................8

                  Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................10


Part II           Other Information and Signatures:

                  Item 1.   Legal Proceedings................................................................12

                  Item 6.   Exhibits and Reports on Form 8-K.................................................12


                  Signatures.................................................................................13


Index to Exhibits............................................................................................14

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          INSITUFORM TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               UNAUDITED
                                                                            MARCH 31, 2001        DECEMBER 31, 2000
                                                                            --------------        -----------------
ASSETS
------
     CURRENT ASSETS
     --------------
         Cash and cash equivalents                                             $  61,453            $  64,107
         Trade receivables, less allowances for doubtful
           accounts of $2,256 and $2,067, respectively                            81,846               78,607
         Retainage under construction contracts                                   18,197               15,976
         Costs and estimated earnings in excess of billings                       30,768               19,151
         Inventories                                                              17,895               18,121
         Prepaid expenses and other                                                6,054                5,046
                                                                               ---------            ---------
     TOTAL CURRENT ASSETS                                                        216,213              201,008
                                                                               ---------            ---------
     PROPERTY AND EQUIPMENT, less accumulated depreciation                        83,705               70,226
                                                                               ---------            ---------
     OTHER ASSETS
         Goodwill, less accumulated amortization of $23,363 and
           $22,171, respectively                                                 125,109               66,108
         Other assets                                                             18,831               17,632
                                                                               ---------            ---------
     TOTAL OTHER ASSETS                                                          143,940               83,740
                                                                               ---------            ---------

TOTAL ASSETS                                                                   $ 443,858            $ 354,974
                                                                               =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
     CURRENT LIABILITIES
     -------------------
         Current maturities of long-term debt and notes payable                $  36,717            $  18,023
         Accounts payable and accrued expenses                                    72,643               68,517
                                                                               ---------            ---------
     TOTAL CURRENT LIABILITIES                                                   109,360               86,540
     LONG-TERM DEBT, less current maturities                                      95,077               98,217
     OTHER LIABILITIES                                                             2,521                2,570
                                                                               ---------            ---------
     TOTAL LIABILITIES                                                           206,958              187,327
                                                                               ---------            ---------
     MINORITY INTERESTS                                                            2,452                2,357
                                                                               ---------            ---------
     STOCKHOLDERS' EQUITY
     --------------------
         Preferred stock, undesignated, $.10 par - shares authorized
           2,000,000; none outstanding                                                 -                    -
         Common stock, $.01 par - shares authorized 60,000,000;
           shares outstanding 28,300,570 and 28,152,570                              283                  282
         Additional paid-in capital                                              123,802               81,934
         Retained earnings                                                       151,870              147,244
         Treasury stock - 1,486,064 and 3,244,266 shares                         (34,857)             (58,478)
         Cumulative foreign currency translation adjustments                      (6,650)              (5,692)
                                                                               ---------            ---------
     TOTAL STOCKHOLDERS' EQUITY                                                  234,448              165,290
                                                                               ---------            ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 443,858            $ 354,974
                                                                               =========            =========





          See accompanying notes to consolidated financial statements.

                          INSITUFORM TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              FOR THE THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                               2001           2000
                                                                               ----           ----
REVENUE                                                                   $ 103,231         $  94,283
COST OF REVENUE                                                              74,224            63,913
                                                                          ---------         ---------
GROSS PROFIT                                                                 29,007            30,370
SELLING, ADMINISTRATIVE AND GENERAL EXPENSES                                 19,652            18,751
                                                                          ---------         ---------
OPERATING INCOME                                                              9,355            11,619
OTHER INCOME (EXPENSE):
-----------------------
     Interest expense                                                        (2,354)           (2,400)
     Other income                                                               701             1,102
                                                                          ---------         ---------
TOTAL OTHER INCOME (EXPENSE)                                                 (1,653)           (1,298)
INCOME BEFORE TAXES ON INCOME                                                 7,702            10,321
TAXES ON INCOME                                                               3,100             4,128
                                                                          ---------         ---------
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS                       4,602             6,193
MINORITY INTERESTS IN NET INCOME                                                (98)             (135)
EQUITY IN EARNINGS OF AFFILIATED COMPANIES                                      122                35
                                                                          ---------         ---------
NET INCOME                                                                $   4,626         $   6,093
                                                                          =========         =========
BASIC EARNINGS PER SHARE                                                  $    0.18         $    0.25
                                                                          =========         =========
DILUTED EARNINGS PER SHARE                                                $    0.18         $    0.24
                                                                          =========         =========







          See accompanying notes to consolidated financial statements.

                          INSITUFORM TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       FOR THE THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                        2001          2000
                                                                                        ----          ----

CASH FLOW FROM OPERATING ACTIVITIES:
------------------------------------
NET INCOME                                                                            $  4,626       $  6,093
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY
     OPERATING ACTIVITIES:
     Depreciation                                                                        3,724          3,080
     Amortization                                                                        1,484          1,435
     Other                                                                                 305           (367)
     Translation adjustments                                                                (2)        (1,582)
     Deferred income taxes                                                                  22            214
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF ASSETS ACQUIRED:
     Receivables                                                                         6,702         (8,957)
     Inventories                                                                            90            657
     Prepaid expenses and other assets                                                    (208)           971
     Accounts payable and accrued expenses                                             (12,003)          (513)
                                                                                      --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                4,740          1,031
                                                                                      --------       --------

CASH FLOW FROM INVESTING ACTIVITIES:
------------------------------------
     Capital expenditures                                                               (3,694)        (9,196)
     Purchase of business, net of cash acquired                                         (1,539)        (4,335)
     Other investing activities                                                            124            559
                                                                                      --------       --------
NET CASH USED IN INVESTING ACTIVITIES                                                   (5,109)       (12,972)
                                                                                      --------       --------

CASH FLOW FROM FINANCING ACTIVITIES:
------------------------------------
     Proceeds from issuance of common stock                                              2,407            617
     Purchases of treasury stock                                                        (2,513)       (10,317)
     Repayments of long-term debt                                                      (15,655)          (532)
     Increase in short-term borrowings                                                  14,332          5,367
                                                                                      --------       --------
NET CASH USED IN FINANCING ACTIVITIES                                                   (1,429)        (4,685)
                                                                                      --------       --------
Effect of exchange rate changes on cash                                                   (856)          (186)
                                                                                      --------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                                (2,654)       (16,812)
                                                                                      --------       --------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          64,107         68,183
                                                                                      --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 61,453       $ 51,371
                                                                                      ========       ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------
                                                                                        2001            2000
                                                                                      --------        --------
CASH PAID DURING THREE MONTHS ENDED MARCH 31 FOR:
-------------------------------------------------
         Interest                                                                     $  4,552        $  4,513
         Income taxes                                                                 $  2,049        $  2,447





          See accompanying notes to consolidated financial statements.

                          INSITUFORM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001


1.   GENERAL

     In the opinion of the Company's management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2001 (unaudited) and the unaudited results of operations and cash flows for the three months ended March 31, 2001 and 2000. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 2000 Annual Report on Form 10-K.

     The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.   COMPREHENSIVE INCOME

     For the quarters ended March 31, 2001 and 2000, comprehensive income was $3.7 million and $4.4 million, respectively. The Company's adjustment to comprehensive income consists solely of cumulative foreign currency translation adjustments.

3.   EARNINGS PER SHARE

     Earnings per share have been calculated using the following share information:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                    2001              2000
                                                                    ----              ----
Weighted average number of common shares
  used for basic EPS                                          25,566,024         24,768,553
Effect of dilutive stock options and warrants                    697,482            716,464
                                                              ----------         ----------
Weighted average number of common shares
  and dilutive potential common stock                         26,263,506         25,485,017
                                                              ==========         ==========

4.   SEGMENT REPORTING

     The Company has principally four operating segments: rehabilitation, tunneling, corrosion and abrasion ("TiteLiner(R)"), and other construction. These operating units represent strategic business units that offer distinct products and services and correspond with the current organization structure.

                          INSITUFORM TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                 MARCH 31, 2001


     The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for purposes of assisting in making internal operating decisions.

     Financial information by segment is as follows (in thousands):

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                    2001              2000
                                                                  --------          --------
                   Revenues
                        Rehabilitation                            $ 84,250          $ 76,208
                        Tunneling                                    9,450             9,236
                        TiteLiner(R)                                 7,425             8,839
                        Other Construction                           2,106                 -
                                                                  --------          --------
                   Total Revenues                                 $103,231          $ 94,283
                                                                  ========          ========

                   Operating Income
                        Rehabilitation                            $  6,852          $  8,384
                        Tunneling                                      967             1,173
                        TiteLiner(R)                                 1,513             2,062
                        Other Construction                              23                 -
                                                                  --------          --------
                   Total Operating Income                         $  9,355          $ 11,619
                                                                  ========          ========

5.   ACQUISITION

     In February 2001, the Company acquired 100% of the stock of Kinsel Industries, Inc. ("Kinsel") and an affiliated company, Tracks of Texas, Inc. ("Tracks"). The purchase price was approximately $80 million, paid in a combination of cash, notes and the Company's common stock. The acquisition has been accounted for by the purchase method and resulted in goodwill of $59.8 million.

     The following table presents summarized consolidated unaudited pro forma results of operations for the three months ended March 31, 2001 and 2000, as if the acquisition of Kinsel and Tracks had occurred at the beginning of the periods presented. These pro forma results are provided for comparative purposes only and do not purport to be indicative of the results which would have been obtained if this acquisition had been effected on the date indicated or which may be obtained in the future (in thousands):

                                                          THREE MONTHS ENDED MARCH 31,
                                                             2001             2000
                                                             ----             ----
                   Total revenues                         $120,933          $117,111
                   Net income                             $  4,838          $  4,966
                   Diluted earnings per share             $   0.18          $   0.18

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

GENERAL
-------

The Company's rehabilitation revenues are derived primarily from direct installation and other contracting activities generated by the Company and its subsidiaries operating in the United States, Canada, the United Kingdom, Belgium, Spain, France, the Netherlands, Chile, Peru, Argentina and Mexico and include product sales to, and royalties and license fees paid by, the Company's unaffiliated Insituform(R) licensees and sub-licensees and its unaffiliated NuPipe(R) licensees. During the three years ended December 31, 2000, 1999 and 1998, approximately 74.0%, 76.4% and 63.8%, respectively, of the Company's consolidated revenues related to the Insituform(R) process.

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

RESULTS OF OPERATIONS - Three Months Ended March 31, 2001 and 2000
---------------------

Total revenues increased 9.5% to $103.2 million in the first quarter of 2001 from $94.3 million in the first quarter of 2000. The principal reason for the increase was the addition of the operations of Kinsel that were acquired February 28, 2001, which contributed $8.5 million in revenue in March 2001. In addition, there was growth in the Company's European installation operations, which posted a 48.2% gain compared to the same quarter in the prior year. This was offset somewhat by slightly lower volume in the Company's North American rehabilitation operations, primarily due to temporary issues with work releases on installation projects.

For the first quarter of 2001, cost of revenue increased 16.1% to $74.2 million from $63.9 million in the first quarter of 2000. This was primarily due to the addition of the Kinsel operations, which added costs of $6.9 million. In addition, there was an increase in costs in the Company's North American rehabilitation operations, resulting from higher fixed costs of equipment and field labor. In 2000, the Company geared its operations to accommodate higher rates of volume, with additions of direct labor and equipment. With the unexpected shortfalls of revenue during the first quarter of 2001, these costs could not be immediately reduced to match the volume. The Company has reviewed its fixed cost structure, including the number of crews, crew sizes, the number of fixed sites and the amount of equipment and level of support staff, and has taken corrective actions. The corrective actions will continue to take place over the next couple of months.

Gross profit declined 4.5% to $29.0 million for the first quarter of 2001, as compared to $30.4 million in the first quarter of 2000. The overall gross profit margin declined in the first quarter of 2001 to 28.1% compared to 32.2% in the first quarter of 2000. This was due to lower margins achieved by the Company's North American rehabilitation operations, along with the Kinsel operation achieving lower margins from its other construction segment, consisting primarily of highway construction and maintenance activity. Lower margins are traditionally achieved in this type of project work.

In the first quarter of 2001, selling, administrative and general expenses increased 4.8% to $19.7 million from $18.8 million in the same quarter of the prior year. The addition of the Kinsel operations accounted for approximately $0.6 million of this increase. Also, the operations in Belgium and Spain, which were acquired subsequent to the first quarter of 2000, accounted for $0.2 million of the increase in 2001.

Interest expense in the first quarter of 2001 was unchanged at $2.4 million compared to the first quarter of 2000. Other income decreased in the first quarter of 2001 to $0.7 million from $1.1 million in the first quarter of 2000. This change was primarily due to decreased investment income resulting from reduced market rates of return, along with a non-recurring gain from the sale of equipment in the Company's TiteLiner(R) operations in Latin America included in 2000.

In the first quarter of 2001, taxes on income decreased 24.9% to $3.1 million from $4.1 million in 2000, due principally to a 25.4% decline in income before taxes. The Company's effective tax rate increased to 40.2%, as compared to 40.0% in 2000 related to the addition of non-deductible goodwill amortization in connection with the Kinsel acquisition.

In the first quarter of 2001, minority interest in net income was relatively unchanged compared to the prior year. Equity in earnings of affiliated companies was $122,000 in the first three months of 2001, as compared to $35,000 in the same period of 2000. This increase was due primarily to the earnings generated by the Company's contracting joint venture in Germany.

As a result of the above, net income for the first quarter of 2001 decreased 24.1% to $4.6 million, representing a 4.5% return on revenue, compared to $6.0 million for the first quarter of 2000, when a 6.5% return on revenue was achieved.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2001, the balance of cash and cash equivalents was $61.5 million, compared to $64.1 million at December 31, 2000. The most significant use of cash in the first quarter of 2001 was the payment of $15.7 million for the first installment due on the Company's Senior Notes, Series A (final maturity February 14, 2007) (the "Senior Notes"). Cash was also adversely affected by a decrease in accounts payable which was partially offset by a decrease in receivables after consideration of the Kinsel acquisition. In addition, $1.2 million was used in the acquisition of Kinsel, which represented the amount paid to the sellers at closing, less the amount of cash and cash equivalents recorded on the opening balance sheet of Kinsel. Further, $2.5 million was used to repurchase Company common stock. These cash outlays were offset somewhat by generation of cash from operating activities of $4.7 million, proceeds from the issuance of common stock under employee options of $2.4 million, and an increase in short-term borrowings of $15.0 million. Net working capital was $106.9 million at March 31, 2001, compared to $114.5 million at December 31, 2000.

Trade receivables, together with costs and estimated earnings in excess of billings and retainage under construction contracts, increased 15.0% to $130.8 million from $113.7 million at December 31, 2000. This increase was primarily due to the addition of Kinsel, which added $22.5 million.

Excluding the effect of the Kinsel acquisition, trade receivables and retainage under construction contracts were down $11.9 million from December 31, 2000, due to a strong collection effort made during the first quarter of 2001. The collection of installation receivables involves contractual provisions for retainage by the project owner, often 5% to 15% of the contract amount, which extends the collection process. Collections are also sometimes further prolonged by the slow review processes often employed by the Company's municipal customers. In the United States, retainage receivables are generally received within 60 to 90 days after the completion of a contract.

Costs and estimated earnings in excess of billings increased $11.6 million for the first quarter of 2001 to $30.8 million from $19.2 million at December 31, 2000. This increase was primarily attributable to the addition of Kinsel, which added $5.0 million, along with an increase from the Company's North American rehabilitation operations of $7.6 million due to slower timing of billings.

Accounts payable and accrued expenses increased $4.1 million to $72.6 million at March 31, 2001, compared to $68.5 million at December 31, 2000. Excluding the effect of the acquisition of Kinsel, which added $12.7 million, accounts payable and accrued expenses declined approximately $8.6 million as a result of annual incentive compensation payments, and the semiannual interest payment on the Company's Senior Notes.

Capital expenditures were $3.7 million in the first quarter of 2001, compared to $9.2 million in the first quarter of 2000. Capital expenditures generally reflect replacement equipment required by the Company's installation operations. During the first three months of 2000, capital expenditures also reflected approximately $3.0 million related to the acquisitions of real estate in the St. Louis area, along with approximately $3.0 million in additional equipment to implement the Company's growth strategies and improvements in productivity.

In February 2001, the Company acquired 100% of the stock of Kinsel and Tracks. The purchase price was approximately $80.0 million, which was paid in a combination of cash, notes and the Company's common stock.

Financing activities used $1.4 million of cash in the first three months of 2001, as compared to $4.7 million used in the first three months of 2000. During the first quarter of 2001, the Company used cash in the amount of $2.5 million for the repurchase of 80,400 shares of the Company's common stock as compared to the first quarter of 2000, in which the Company used cash in the amount of $10.3 million to purchase 384,165 shares. The Company has used cash in the cumulative amount of $57.7 million for the repurchase of 3,077,406 shares through March 31, 2001 since inception of the stock repurchase program which was authorized in 1998. The repurchased shares are held as treasury stock. The

Company generated $2.4 million from the issuance of common stock from stock options granted to employees and directors, as compared to $0.6 million in the first three months of 2000.

In the first quarter of 2001, the Company made principal payments totaling $15.7 million relating to the Company's existing debt, as compared to $0.5 million in the first quarter of 2000. Principal payments in the first three months of 2001 reflect payment of the first installment of $15.7 million on the Company's Senior Notes. The Company's $110 million principal amount of Senior Notes bear interest, payable semi-annually in August and February of each year, at the rate per annum of 7.88%. Each year, from February 2001 to February 2006, inclusive, the Company is required to make principal payments of $15.7 million, together with an equivalent payment at maturity. The Senior Notes may be prepaid at the Company's option, in whole or in part, at any time, together with a make whole premium, and upon specified change in control events, each holder has the right to require the Company to purchase its Senior Note without any premium thereon.

In March 2000, the Company entered into a new credit agreement (the "Credit Agreement") whereby the lender will make available to the Company on a revolving basis up to $50,000,000 for working capital and permitted acquisitions, including $30,000,000 available for standby and commercial letters of credit. The Credit Agreement expires on March 30, 2003, at which time principal will be repayable. Interest on outstanding advances accrues, at the election of the Company, at either the lender's prime rate, the federal funds rate plus .5% or the lender's offshore rate plus a margin ranging from .5% to 1.5% depending on the maintenance of certain financial ratios, and is payable quarterly. Upon specified change in control events, the lender has the right to require the Company to repay outstanding amounts without premium. At the end of the first quarter of 2001, the Company had $15 million outstanding under the Credit Agreement, which has been subsequently repaid.

The note purchase agreements pursuant to which the Senior Notes were acquired, and the Credit Agreement, obligate the Company to comply with certain financial ratios and restrictive covenants. These covenants, among other things, place limitations on the Company's and its subsidiaries' operations and asset sales, and limit the ability of the Company to incur further secured indebtedness and liens and of subsidiaries to incur indebtedness. In the event of default, these covenants limit the Company's ability to pay cash dividends, to make other distributions to its stockholders or to redeem its capital stock. The Credit Agreement also obligates certain of the Company's domestic subsidiaries to guaranty the Company's obligations, as a result of which the same subsidiaries have also delivered, or will deliver, their guaranty with respect to the Senior Notes.


Management believes its current working capital and existing credit facilities will be adequate to meet its requirements for the foreseeable future.

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

The Company has selectively used, and will continue to use, forward exchange contracts in order to manage its currency exposure. Forward exchange contracts are executed by the Company only with large, reputable banks and financial institutions and are denominated in currencies of major industrial countries. Given its assessment of such risk, the Company has not deemed it necessary to offset any interest rate exposure. Furthermore, the Company does not enter into transactions involving derivative financial instruments for speculative trading purposes. There were no outstanding forward exchange contracts at March 31, 2001.

Based on the Company's overall currency exchange rate and interest rate exposure at March 31, 2001, a 10% weakening in the U.S. dollar across all currencies or 10% increase in interest rates would not have a material impact on the financial position, results of operations or cash flows of the Company. These effects of hypothetical changes in currency exchange rates and in interest rates, however, ignore other effects the same movement may have arising from other variables, and actual results could differ from the sensitivity calculations of the Company. The Company regularly assesses these variables, establishes policies and business practices to protect against the adverse effects of foreign currency and interest rate fluctuations and does not anticipate any material losses generated by these risks.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning this item, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk," which information is incorporated herein by reference.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           There have been no material changes since the filing of the Company's Form 10-K for year ended December 31, 2000. See Form 10-K, Part II, Item 1, "Legal Proceedings."

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the annexed Index to Exhibits.

           (b) On January 17, 2001, the Company filed a Current Report on Form 8-K, dated January 13, 2001, under Item 5 regarding the press release issued by the Company dated January 17, 2001, announcing that the Company entered into a definitive agreement to acquire Kinsel. On March 14, 2001, the Company filed a Current Report on Form 8-K, dated February 28, 2001, under Item 2 regarding the completion of the acquisition of Kinsel and Tracks.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INSITUFORM TECHNOLOGIES, INC.




May 9, 2001                          s/Joseph A. White
                                     -----------------
                                     Joseph A. White
                                     Vice President - Chief Financial Officer
                                     Principal Financial and Accounting Officer

                                INDEX TO EXHIBITS

2             -       Not applicable.

3(i)          -       Not applicable.
3(ii)         -       Not applicable.

4             -       Not applicable.

10.1          -       Amendment No. 3 to Employment Agreement dated as of
                      December 31, 2000 by and between the Company and Robert W.
                      Affholder.

11            -       Not applicable.

15            -       Not applicable.

18            -       Not applicable.

19            -       Not applicable.

22            -       Not applicable.

23            -       Not applicable.

24            -       Not applicable.