Form 10-Q
period 2001-06-30
INSITUFORM TECHNOLOGIES INC
filed 2001-08-13
CIK 353020

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly Period Ended                 June 30, 2001
                               -------------------------------------------------

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

                              Yes  X      No
                                  ---        ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at August 1, 2001
------------------------------------           ---------------------------------
Class A Common Stock, $.01 par value                    26,815,944 Shares

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

                   Consolidated Balance Sheets.......................................................3

                   Consolidated Statements of Income.................................................4

                   Consolidated Statements of Cash Flow..............................................5

                   Notes to Consolidated Financial Statements........................................6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...............................................9

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................12


Part II  Other Information:

         Item 1.   Legal Proceedings................................................................13

         Item 4.   Submission of Matters to a Vote of Security Holders..............................13

         Item 6.   Exhibits and Reports on Form 8-K.................................................13


Signatures..........................................................................................14


Index to Exhibits...................................................................................15

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          INSITUFORM TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            UNAUDITED
                                                                         JUNE 30, 2001       DECEMBER 31, 2000
                                                                         -------------       -----------------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                               $63,977              $64,107
     Trade receivables, less allowances for doubtful
       accounts of $2,296 and $2,067, respectively                            95,430               78,607
     Retainage under construction contracts                                   21,005               15,976
     Costs and estimated earnings in excess of billings                       23,673               19,151
     Inventories                                                              13,544               18,121
     Prepaid expenses and other                                                6,143                5,046
                                                                            --------             --------
  TOTAL CURRENT ASSETS                                                       223,772              201,008
                                                                            --------             --------
  PROPERTY AND EQUIPMENT, less accumulated depreciation                       86,434               70,226
                                                                            --------             --------
  OTHER ASSETS
     Goodwill, less accumulated amortization of $25,081 and
       $22,171, respectively                                                 124,341               66,108
     Other assets                                                             18,314               17,632
                                                                            --------             --------
  TOTAL OTHER ASSETS                                                         142,655               83,740
                                                                            --------             --------
TOTAL ASSETS                                                                $452,861             $354,974
                                                                            ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Current maturities of long-term debt and notes payable                  $36,848              $18,023
     Billings in excess of costs and estimated earnings                        3,967                4,688
     Accounts payable and accrued expenses                                    67,694               63,829
                                                                            --------             --------
  TOTAL CURRENT LIABILITIES                                                  108,509               86,540
                                                                            --------             --------
  LONG-TERM DEBT, less current maturities                                     94,142               98,217
  OTHER LIABILITIES                                                            2,500                2,570
                                                                            --------             --------
  TOTAL LIABILITIES                                                          205,151              187,327
                                                                            --------             --------
  MINORITY INTERESTS                                                           1,423                2,357
                                                                            --------             --------
  STOCKHOLDERS' EQUITY
     Preferred stock, undesignated, $.10 par - shares authorized
       2,000,000; none outstanding                                                --                   --
     Common stock, $.01 par - shares authorized 60,000,000;
       shares outstanding 28,441,608 and 28,152,570                              285                  282
     Additional paid-in capital                                              126,210               81,934
     Retained earnings                                                       163,307              147,244
     Treasury stock - 1,578,264 and 3,252,807 shares                         (37,496)             (58,478)
     Cumulative foreign currency translation adjustments                      (6,019)              (5,692)
                                                                             -------              -------
  TOTAL STOCKHOLDERS' EQUITY                                                 246,287              165,290
                                                                             -------              -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $452,861             $354,974
                                                                            ========             ========


          See accompanying notes to consolidated financial statements.

                          INSITUFORM TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,           ENDED JUNE 30,
                                                                 ---------------------     ---------------------
                                                                   2001          2000        2001         2000
                                                                 --------      -------     --------     --------
REVENUE                                                          $134,750      $99,371     $237,981     $193,654
COST OF REVENUE                                                    95,414       65,351      169,638      129,265
                                                                 --------      -------     --------     --------
GROSS PROFIT                                                       39,336       34,020       68,343       64,389
SELLING, ADMINISTRATIVE AND GENERAL EXPENSES                       19,333       18,730       38,985       37,481
                                                                 --------      -------     --------     --------
OPERATING INCOME                                                   20,003       15,290       29,358       26,908
OTHER INCOME (EXPENSE):
  Interest expense                                                 (2,356)      (2,303)      (4,710)      (4,703)
  Other income                                                        888          637        1,589        1,740
                                                                 --------      -------     --------     --------
TOTAL OTHER INCOME (EXPENSE)                                       (1,468)      (1,666)      (3,121)      (2,963)
INCOME BEFORE TAXES ON INCOME                                      18,535       13,624       26,237       23,945
TAXES ON INCOME                                                     7,372        5,450       10,472        9,578
                                                                 --------      -------     --------     --------
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS            11,163        8,174       15,765       14,367
MINORITY INTERESTS IN NET INCOME                                      (73)        (114)        (171)        (249)
EQUITY IN EARNINGS OF AFFILIATED COMPANIES                            347          315          469          350
                                                                 --------      -------     --------     --------
NET INCOME                                                        $11,437       $8,375      $16,063      $14,468
                                                                 ========      =======     ========     ========
BASIC EARNINGS PER SHARE                                            $0.43        $0.34        $0.61        $0.58
                                                                 ========      =======     ========     ========
DILUTED EARNINGS PER SHARE                                          $0.42        $0.33        $0.60        $0.57
                                                                 ========      =======     ========     ========



          See accompanying notes to consolidated financial statements.

                          INSITUFORM TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       FOR THE SIX MONTHS
                                                                                          ENDED JUNE 30,
                                                                                      ---------------------
                                                                                        2001          2000
                                                                                      --------     --------
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME                                                                             $16,063      $14,468
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY
   OPERATING ACTIVITIES:
   Depreciation                                                                          8,422        6,177
   Amortization                                                                          3,642        2,612
   Other                                                                                   (25)          13
   Translation adjustments                                                                 690       (1,375)
   Deferred income taxes                                                                   100          154
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF ASSETS ACQUIRED:
   Receivables                                                                          (3,598)     (11,071)
   Inventories                                                                           4,474       (1,171)
   Prepaid expenses and other assets                                                       (95)       5,131
   Accounts payable and accrued expenses                                               (13,117)       4,566
                                                                                      --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               16,556       19,504
                                                                                      --------     --------

CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                (11,688)     (16,402)
   Purchase of business, net of cash acquired                                           (2,359)      (5,159)
   Other investing activities                                                             (586)       1,215
                                                                                      --------     --------
NET CASH USED IN INVESTING ACTIVITIES                                                  (14,633)     (20,346)
                                                                                      --------     --------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                5,908        3,558
   Purchases of treasury stock                                                          (5,152)     (10,790)
   Repayments of long-term debt                                                        (16,902)        (569)
   Increase in short-term borrowings                                                    14,747          414
                                                                                      --------     --------
NET CASH USED IN FINANCING ACTIVITIES                                                   (1,399)      (7,387)
                                                                                      --------     --------
Effect of exchange rate changes on cash                                                   (654)        (625)
                                                                                      --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                                  (130)      (8,854)
                                                                                      --------     --------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          64,107       68,183
                                                                                      --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $63,977      $59,329
                                                                                      ========     ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                                        2001         2000
                                                                                      --------     --------
CASH PAID DURING SIX MONTHS ENDED JUNE 30, FOR:
   Interest                                                                             $5,039       $4,639
   Income taxes                                                                         $5,309       $8,301

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Note payable issued in connection with business acquisitions (Note 5)                $5,350           --
   Reissuance of treasury shares in connection with business
     acquisitions (Note 5)                                                             $64,650           --



          See accompanying notes to consolidated financial statements.

                          INSITUFORM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001


1.   GENERAL

     In the opinion of the Company's management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2001 (unaudited) and the unaudited results of operations and cash flows for the three and six months ended June 30, 2001 and 2000. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 2000 Annual Report on Form 10-K.

     The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Accordingly, the adoption of SFAS 141 will not have an impact on the Company's consolidated financial statements. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company's goodwill amortization is expected to be approximately $6.3 million for 2001 and, without giving effect to the adoption of SFAS 142, would be expected to be approximately $6.8 million for 2002.

2.   COMPREHENSIVE INCOME

     For the quarters ended June 30, 2001 and 2000, comprehensive income was $12.1 million and $7.8 million, respectively. For the six months ended June 30, 2001 and 2000, comprehensive income was $15.8 million and $12.2 million, respectively. The Company's adjustment to comprehensive income consists solely of cumulative foreign currency translation adjustments.

3.   EARNINGS PER SHARE


     Earnings per share have been calculated using the following share information:

                                                                  THREE MONTHS ENDED JUNE 30,
                                                                 -----------------------------
                                                                    2001               2000
                                                                 ----------         ----------
     Weighted average number of common shares
       used for basic EPS                                        26,788,721         24,860,034
     Effect of dilutive stock options and warrants                  629,349            775,311
                                                                 ----------         ----------
     Weighted average number of common shares
       and dilutive potential common stock                       27,418,070         25,635,345
                                                                 ==========         ==========


                                                                   SIX MONTHS ENDED JUNE 30,
                                                                 -----------------------------
                                                                    2001               2000
                                                                 -----------        ----------
    Weighted average number of common shares
       used for basic EPS                                        26,180,750         24,814,062
    Effect of dilutive stock options and warrants                   664,150            733,920
                                                                 ----------         ----------
    Weighted average number of common shares
      and dilutive potential common stock                        26,844,900         25,547,982
                                                                 ==========         ==========

                          INSITUFORM TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                                  JUNE 30, 2001


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

     Financial information by segment is as follows (in thousands):

                                               THREE MONTHS ENDED JUNE 30,
                                               ---------------------------
                                                 2001               2000
                                               --------           --------
      Revenues
         Rehabilitation                        $106,097           $76,502
         Tunneling                               10,465            12,930
         TiteLiner(R)                             7,479             9,939
         Other Construction                      10,709                --
                                               --------           -------
      Total Revenues                           $134,750           $99,371
                                               ========           =======

      Operating Income
         Rehabilitation                         $16,669           $10,794
         Tunneling                                1,219             1,631
         TiteLiner(R)                             1,733             2,865
         Other Construction                         382                --
                                               --------           -------
      Total Operating Income                   $ 20,003           $15,290
                                               ========           =======

                                                SIX MONTHS ENDED JUNE 30,
                                              ----------------------------
                                                 2001               2000
                                               --------           -------
      Revenues
         Rehabilitation                        $190,347          $152,710
         Tunneling                               19,915            22,165
         TiteLiner(R)                            14,904            18,779
         Other Construction                      12,815                --
                                               --------           -------
      Total Revenues                           $237,981          $193,654
                                               ========           =======

      Operating Income
         Rehabilitation                         $23,521           $19,178
         Tunneling                                2,186             2,804
         TiteLiner(R)                             3,246             4,926
         Other Construction                         405                --
                                               --------           -------
      Total Operating Income                   $ 29,358           $26,908
                                               ========           =======

5.   ACQUISITION

     On February 28, 2001, the Company acquired 100% of the stock of Kinsel Industries, Inc. ("Kinsel") and an affiliated company, Tracks of Texas, Inc. ("Tracks"). The purchase price was approximately $80 million, paid in a combination of cash, notes and 1,847,143 shares of the Company's common stock (valued at approximately $64.7 million) reissued from treasury. The acquisition has been accounted for by the purchase method and resulted in goodwill of $60.6 million. Goodwill is being amortized on a straight-line basis over twenty years. There are no contingent payments, options, or commitments in connection with the acquisition.

     The following table presents summarized consolidated unaudited pro forma results of operations for the six months ended June 30, 2001 and 2000, as if the acquisition of Kinsel and Tracks had occurred at the beginning of the periods presented. These pro forma results are provided for comparative purposes only and do not purport to be indicative of the results which would have been obtained if this acquisition had been effected on the date indicated or which may be obtained in the future (in thousands):


                                                  SIX MONTHS ENDED JUNE 30,
                                                 --------------------------
                                                   2001              2000
                                                 --------          --------
         Total revenues                          $255,683          $243,738
         Net income                              $ 16,259          $ 14,172
         Diluted earnings per share              $   0.59          $   0.52


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

RESULTS OF OPERATIONS - Three and Six Months Ended June 30, 2001 and 2000

Total revenues for the second quarter of 2001 increased 35.6% to $134.8 million from $99.4 million in the second quarter of 2000. This contributed to an increase in total revenues for the first half of 2001 of 22.9% to $238.0 million from $193.7 million in the first half of 2000. Revenues in the Company's European rehabilitation operations increased 59.5% over the prior year's second quarter. In addition, the pace of operations in the Company's North American rehabilitation operations picked up near the end of the quarter, thus increasing this unit's second quarter revenues 9.3%, compared to the same quarter in 2000. The operations of Kinsel that were acquired February 28, 2001 contributed $30.8 million in revenue in the second quarter. This was offset somewhat by slightly lower volume in the Company's TiteLiner(R) and tunneling operations, due to less workable backlog. Both of these businesses are based on large projects and are inherently more susceptible to quarterly variations than the rehabilitation business with its broader customer and contract base.

For the second quarter of 2001, cost of revenue increased 46.0% to $95.4 million from $65.4 million in the same quarter of 2000, and during the first half of 2001 increased 31.2% to $169.6 million from $129.3 million during the first half of 2000. This was primarily due to the addition of the Kinsel operations, which added $25.2 million of costs in the second quarter of 2001 and $32.2 million during the first half of 2001. In addition, there was an increase in costs in the Company's North American rehabilitation operations, which was the result of higher fixed costs of equipment and field labor. In 2000, the Company geared its operations to accommodate higher volume, with additions of equipment and direct labor. With the unexpected shortfalls of revenue during the first quarter of 2001 due primarily to temporary issues with work releases on installation projects and backlog levels, these costs could not be immediately reduced to match the lower volume. The Company has reviewed its fixed cost structure, including the number of crews, crew sizes, the number of fixed sites and the amount of equipment and level of support staff, and has taken corrective actions.

The Company's gross profit during the second quarter of 2001 increased 15.6% to $39.3 million from $34.0 million in the second quarter of 2000, and during the first half of 2001 increased 6.1% to $68.3 million from $64.4 million during the first half of 2000. This increase was due to the addition of gross profit from the Kinsel operations. The overall gross profit margin for the second quarter of 2001 was 29.2% compared to 34.2% in the second quarter of 2000, and for the first half of 2001 was 28.7%, compared to 33.2% in the prior year. The lower margin rate of the Kinsel other construction segment was a significant reason for the lower margin. Lower margins are traditionally achieved in this type of general construction work.

In the second quarter of 2001, selling, administrative and general expenses increased 3.2% to $19.3 million from $18.7 million in the same quarter of the prior year, and during the first half of 2001 increased 4.0% to $39.0 million from $37.5 million in the first half of 2000. The addition of the Kinsel operations accounted for the entire increase in this expense during the second quarter and first half of 2001, respectively. This increase was offset by targeted cost reductions in the Company's North American rehabilitation operations and reduced incentive compensation and profit sharing expense. As a percentage of revenues, selling, administrative and general costs decreased in the second quarter of 2001 to 14.3% from 18.8% in the comparable quarter of the prior year, and for the first half of 2001 decreased to 16.4% from 19.4% in the first half of 2000, due primarily to the growth in revenue relative to the selling, administrative and general expenses.

Interest expense was relatively unchanged for both the quarter and six months relative to last year. This was due to $12.2 million of additional debt (principally equipment financing) related to the Kinsel acquisition, offset by the $15.7 million payment of the first installment due on the Company's Senior Notes, Series A (final maturity February 14, 2007) (the

"Senior Notes"). Other income increased in the second quarter of 2001 to $0.9 million from $0.6 million in the second quarter of 2000. For the first half of 2001, other income decreased to $1.6 million from $1.7 million in the first half of 2000. The increase in the second quarter was primarily due to the addition of the Kinsel operations, which contributed $0.4 million of other income. This increase in the first half of 2001 was offset by decreased investment income resulting from reduced market rates of return on short-term investments.

In the second quarter of 2001, taxes on income increased 35.3% to $7.4 million from $5.5 million in the second quarter of 2000 due principally to a 36.0% increase in income before taxes. In the first half of 2001, taxes on income increased 9.3% to $10.5 million from $9.6 million in the first half of 2000, primarily due to a 9.6% increase in income before taxes. The Company's effective tax rate decreased slightly to 39.8%, as compared to 40.0% in 2000.

In the second quarter and first half of 2001, minority interest in net income remained relatively unchanged. Equity earnings of affiliated companies were $347,000 in the second quarter of 2001, as compared to $315,000 in the same period of 2000, and were $469,000 for the first half of 2001, as compared to $350,000 in the first half of 2000. This increase was due to the earnings generated by the Company's contracting joint venture in Michigan.

As a result of the above, net income for the second quarter of 2001 increased 36.6% to $11.4 million, representing an 8.5% return on revenue, compared to $8.4 million for the second quarter of 2000 when an 8.4% return on revenue was achieved. For the first half of 2001, net income increased 11.0% to $16.1 million, or a 6.7% return on revenue, compared to $14.5 million in the first half of 2000 when a 7.5% return on revenue was achieved.

In the third quarter of 2001, the Company expects that its management and North American rehabilitation operations will focus a significant part of their attention on implementing organizational changes so that the Company can pursue some key strategic initiatives, such as certain process and system improvements and technology developments. The Company also expects revenue growth will be stronger in the fourth quarter of 2001 than in the third quarter of 2001, with earnings per share in the second half of 2001 more evenly distributed between the third and fourth quarters of 2001, which does not follow the pattern of recent years.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the balance of cash and cash equivalents was $64.0 million, compared to $64.1 million at December 31, 2000. The most significant uses of cash during the first half of 2001 was the $15.7 million payment of the installment on the Senior Notes and $11.7 million for capital expenditures. Cash was also adversely affected by a decrease in accounts payable and an increase in receivables, after consideration of the Kinsel acquisition. In addition, $1.8 million was used in the acquisition of Kinsel, which represented the amount paid to the sellers at closing, less the amount of cash and cash equivalents recorded on the opening balance sheet of Kinsel. These cash outlays were offset by generation of cash from operating activities of $16.6 million, proceeds from the issuance of common stock under employee options of $5.9 million, and an increase in short-term borrowings of $14.7 million. Net working capital was $115.3 million at June 30, 2001, compared to $114.5 million at December 31, 2000.

Trade receivables, together with costs and estimated earnings in excess of billings and retainage under construction contracts, increased 23.2% to $140.1 million from $113.7 million at December 31, 2000. This increase was primarily due to the addition of the Kinsel operations, which added $24.9 million.

Excluding the effect of the Kinsel acquisition, trade receivables and retainage under construction contracts increased $5.6 million from December 31, 2000. This was due primarily to the conversion of unbilled work into billed receivables during the second quarter of 2001. The collection of installation receivables involves contractual provisions for retainage by the project owner, often 5% to 15% of the contract amount, which extends the collection process. Collections are also sometimes further prolonged by the slow review processes often employed by the Company's municipal customers. In the United States, retainage receivables are generally received within 60 to 90 days after the completion of a contract.

Costs and estimated earnings in excess of billings increased $4.5 million during the first half of 2001 to $23.7 million from $19.2 million at December 31, 2000. The primary cause for this increase was the addition of Kinsel, which added $4.0 million.

Accounts payable and accrued expenses increased $3.9 million to $67.7 million at June 30, 2001, compared to $63.8 million at December 31, 2000. Excluding the effect of the Kinsel acquisition, which added $11.9 million, accounts payable and accrued expenses declined $8.0 million primarily as a result of annual incentive compensation payments and the reduction of trade payables.

As stated previously, capital expenditures were $11.7 million in the first half of 2001, compared to $16.4 million in the first half of 2000. Capital expenditures generally reflect replacement equipment required by the Company's installation operations. In the first half of 2001, the Company purchased tunneling equipment in order to expand capacity for projects expected in the future. During the first half of 2000, capital expenditures also reflected the purchase of additional equipment for its rehabilitation operations and real estate to implement the Company's growth strategies and productivity improvements.

In February 2001, the Company acquired 100% of the stock of Kinsel and Tracks. The purchase price was approximately $80.0 million, which was paid in a combination of cash, notes and 1,847,143 shares of the Company's common stock (valued at approximately $64.7 million) reissued from treasury.

Financing activities used $1.4 million of cash in the first half of 2001, as compared to cash used of $7.4 million in the first half of 2000. During the first six months ended June 30, 2001, the Company used cash in the amount of $5.2 million for the repurchase of 172,600 shares of the Company's common stock as compared to the first six months of 2000, in which the Company used cash in the amount of $10.8 million to purchase 460,165 shares. The Company has used cash in the cumulative amount of $60.4 million for the repurchase of 3,169,606 shares through June 30, 2001 since inception of the stock repurchase program which was authorized in 1998. Repurchased shares are held as treasury stock until reissued. The Company generated $5.9 million in cash from the issuance of common stock from stock options granted to employees and directors, as compared to $3.6 million in the first half of 2000.

In the first half of 2001, the Company made principal payments totaling $16.9 million relating to the Company's existing debt, as compared to $0.6 million in the first half of 2000. Principal payments in the first six months of 2001 reflect payment of the first installment of $15.7 million on the Company's Senior Notes. The Company's $110 million principal amount of Senior Notes bear interest, payable semi-annually in August and February of each year, at the rate per annum of 7.88%. Each year, from February 2001 to February 2006, inclusive, the Company is required to make principal payments of $15.7 million, together with an equivalent payment at maturity. The Senior Notes may be repaid at the Company's option, in whole or in part, at any time, together with a make whole premium, and upon specified change in control events, each holder has the right to require the Company to purchase its Senior Note without any premium thereon.

In March 2000, the Company entered into a new credit agreement (the "Credit Agreement") whereby the lender will make available to the Company up to $50,000,000 aggregate principal amount for working capital and permitted acquisitions, including $30,000,000 available for standby and commercial letters of credit, on a revolving basis through March 30, 2003, at which time principal will be repayable. Interest on outstanding advances accrues, at the election of the Company, at either the lender's prime rate, the federal funds rate plus .5% or the lender's offshore rate plus a margin ranging from .5% to 1.5% depending on the maintenance of certain financial ratios, and is payable quarterly. Upon specified change in control events, the lender has the right to require the Company to repay outstanding amounts without any premium thereon. At the end of the second quarter of 2001, the Company had $15 million outstanding under the Credit Agreement, which has been subsequently repaid.

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

The Company has selectively used, and will continue to use, forward exchange contracts in order to manage its currency exposure. Forward exchange contracts are executed by the Company only with large, reputable banks and financial institutions and are denominated in currencies of major industrial countries. Given its assessment of such risk, the

Company has not deemed it necessary to offset any interest rate exposure. Furthermore, the Company does not enter into transactions involving derivative financial instruments for speculative trading purposes. There were no outstanding forward exchange contracts at June 30, 2001.

Based on the Company's overall currency exchange rate and interest rate exposure at June 30, 2001, a 10% weakening in the U.S. dollar across all currencies or 10% increase in interest rates would not have a material impact on the financial position, results of operations or cash flows of the Company. These effects of hypothetical changes in currency exchange rates and in interest rates, however, ignore other effects the same movement may have arising from other variables, and actual results could differ from the sensitivity calculations of the Company. The Company regularly assesses these variables, establishes policies and business practices to protect against the adverse effects of foreign currency and interest rate fluctuations and does not anticipate any material losses generated by these risks.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning this item, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk," which information is incorporated herein by reference.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     There have been no material changes since the filing of the Company's Form 10-Q for the period ended March 31, 2001.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders on May 10, 2001, stockholders approved the following nominations and proposals:

                                                                     WITHHOLD
                                                      FOR           AUTHORITY
                                                   ----------       ---------
      Election of Directors:
        Robert W. Affholder                        22,059,440       1,721,146
        Paul A. Biddelman                          23,599,757         180,829
        Stephen P. Cortinovis                      23,599,761         180,825
        Juanita H. Hinshaw                         23,601,761         178,825
        Anthony W. Hooper                          22,052,350       1,728,236
        Thomas N. Kalishman                        23,590,796         189,790
        Sheldon Weinig                             23,592,306         188,280
        Alfred L. Woods                            23,602,216         178,370

                                                       FOR           AGAINST           ABSTAIN
                                                   ----------       ---------        ----------
      Approval of the adoption of the 2001
      Employee Equity Incentive Plan (1)           18,821,209       4,765,459          193,918

      Approval of the adoption of the 2001
      Non-Employee Director Equity
      Incentive Plan (1)                           21,581,799       1,856,320          342,467

      Approval of the adoption of the
      Long-Term Incentive Plan (1)                 23,108,621         462,916          209,049

      ----------
      (1) There were no broker non-votes relating to this proposal.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the annexed Index to Exhibits.

          (b) On April 12, 2001, the Company filed an amendment to its Current Report on Form 8-K, filed on March 14, 2001 and dated February 28, 2001, under
Item 7 to provide financial statements and pro forma information regarding Kinsel Industries, Inc. and Tracks of Texas, Inc. On April 19, 2001, the Company filed a second amendment to its Current Report on Form 8-K, filed March 14, 2001 and dated February 28, 2001, under Item 7 to provide Arthur Andersen LLP's consent for the incorporation by reference of its report dated February 9, 2001 into the Company's previously filed registration statements on Form S-8 and the Company's previously filed registration statement on Form S-3.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      INSITUFORM TECHNOLOGIES, INC.



August 13, 2001                       /s/ Joseph A. White
                                      ------------------------------------------
                                      Joseph A. White
                                      Vice President - Chief Financial Officer
                                      Principal Financial and Accounting Officer

                                INDEX TO EXHIBITS


2          -       Not applicable.

3(i)       -       Not applicable.

3(ii)      -       Not applicable.

4          -       Not applicable.

10.1       -       Insituform Technologies, Inc. 2001 Employee Equity
                   Incentive Plan (Incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8 dated
                   August 3, 2001).

10.2       -       Insituform Technologies, Inc. 2001 Non-Employee Equity
                   Incentive Plan (Incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8 dated
                   August 3, 2001).

10.3       -       Insituform Technologies, Inc. Long-Term Incentive Plan.

11         -       Not applicable.

15         -       Not applicable.

18         -       Not applicable.

19         -       Not applicable.

22         -       Not applicable.

23         -       Not applicable.

24         -       Not applicable.