Form 10-Q
period 2001-09-30
INSITUFORM TECHNOLOGIES INC
filed 2001-11-13
CIK 353020

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly Period Ended                 September 30, 2001
                              --------------------------------------------------

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

                               Yes  X    No
                                   ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at November 1, 2001
--------------------------------------       -----------------------------------
 Class A Common Stock, $.01 par value                 26,490,169 Shares

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

                  Item 2.   Management's Discussion and Analysis of Financial
                            Condition and Results of Operations...............................................9

                  Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................12


Part II           Other Information:

                  Item 1.   Legal Proceedings................................................................13

                  Item 6.   Exhibits and Reports on Form 8-K.................................................13


Signatures...................................................................................................14

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          INSITUFORM TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           UNAUDITED
                                                                       SEPTEMBER 30, 2001     DECEMBER 31, 2000
                                                                       ------------------     -----------------
ASSETS
     CURRENT ASSETS
         Cash and cash equivalents                                        $  65,235                $  64,107
         Trade receivables, less allowances for doubtful
           accounts of $2,214 and $2,067, respectively                       94,187                   78,607
         Retainage under construction contracts                              22,480                   15,976
         Costs and estimated earnings in excess of billings                  29,319                   19,151
         Inventories                                                         13,225                   18,121
         Prepaid expenses and other                                           8,727                    5,046
                                                                          ---------                ---------
     TOTAL CURRENT ASSETS                                                   233,173                  201,008
                                                                          ---------                ---------
     PROPERTY AND EQUIPMENT, less accumulated depreciation                   85,985                   70,226
                                                                          ---------                ---------
     OTHER ASSETS
         Goodwill, less accumulated amortization of $26,823 and
           $22,171, respectively                                            123,299                   66,108
         Other assets                                                        18,591                   17,632
                                                                          ---------                ---------
     TOTAL OTHER ASSETS                                                     141,890                   83,740
                                                                          ---------                ---------

TOTAL ASSETS                                                              $ 461,048                $ 354,974
                                                                          =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Current maturities of long-term debt and notes payable           $  36,911                $  18,023
         Billings in excess of costs and estimated earnings                   4,320                    4,688
         Accounts payable and accrued expenses                               77,427                   63,829
                                                                          ---------                ---------
     TOTAL CURRENT LIABILITIES                                              118,658                   86,540
                                                                          ---------                ---------
     LONG-TERM DEBT, less current maturities                                 92,908                   98,217
     OTHER LIABILITIES                                                        2,557                    2,570
                                                                          ---------                ---------
     TOTAL LIABILITIES                                                      214,123                  187,327
                                                                          ---------                ---------
     MINORITY INTERESTS                                                       1,509                    2,357
                                                                          ---------                ---------
     STOCKHOLDERS' EQUITY
         Preferred stock, undesignated, $.10 par - shares authorized
           2,000,000; none outstanding                                           --                       --
         Common stock, $.01 par - shares authorized 60,000,000;
           shares outstanding 28,447,233 and 28,152,570                         286                      282
         Additional paid-in capital                                         126,332                   81,934
         Retained earnings                                                  167,308                  147,244
         Treasury stock - 1,928,264 and 3,252,807 shares                    (42,609)                 (58,478)
         Cumulative foreign currency translation adjustments                 (5,901)                  (5,692)
                                                                          ---------                ---------
     TOTAL STOCKHOLDERS' EQUITY                                             245,416                  165,290
                                                                          ---------                ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 461,048                $ 354,974
                                                                          =========                =========




          See accompanying notes to consolidated financial statements.

                         INSITUFORM TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                             2001         2000         2001        2000
                                                             ----         ----         ----        ----
REVENUE                                                   $ 130,510    $ 111,042    $ 368,491    $ 304,696
COST OF REVENUE                                             102,891       73,095      272,529      202,360
                                                          ---------    ---------    ---------    ---------
GROSS PROFIT                                                 27,619       37,947       95,962      102,336
SELLING, ADMINISTRATIVE AND GENERAL EXPENSES                 19,859       18,429       58,844       55,910
                                                          ---------    ---------    ---------    ---------
OPERATING INCOME                                              7,760       19,518       37,118       46,426
OTHER INCOME (EXPENSE):

     Interest expense                                        (2,322)      (2,313)      (7,032)      (7,016)
     Other income                                               718        1,152        2,307        2,892
                                                          ---------    ---------    ---------    ---------
TOTAL OTHER EXPENSE                                          (1,604)      (1,161)      (4,725)      (4,124)
INCOME BEFORE TAXES ON INCOME                                 6,156       18,357       32,393       42,302
TAXES ON INCOME                                               2,461        7,194       12,933       16,772
                                                          ---------    ---------    ---------    ---------
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS       3,695       11,163       19,460       25,530
MINORITY INTERESTS IN NET INCOME                                (75)        (211)        (246)        (460)
EQUITY IN EARNINGS OF AFFILIATED COMPANIES                      381          216          850          566
                                                          ---------    ---------    ---------    ---------
NET INCOME                                                $   4,001    $  11,168    $  20,064    $  25,636
                                                          =========    =========    =========    =========
BASIC EARNINGS PER SHARE                                  $    0.15    $    0.45    $    0.76    $    1.03
                                                          =========    =========    =========    =========
DILUTED EARNINGS PER SHARE                                $    0.15    $    0.44    $    0.74    $    1.00
                                                          =========    =========    =========    =========










          See accompanying notes to consolidated financial statements.

                          INSITUFORM TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  FOR THE NINE MONTHS
                                                                                   ENDED SEPTEMBER 30,
                                                                                   2001          2000
                                                                                   ----          ----
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME                                                                       $ 20,064    $ 25,636
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY
     OPERATING ACTIVITIES:
     Depreciation                                                                  12,535       9,193
     Amortization                                                                   5,236       4,062
     Other                                                                            (70)     (1,136)
     Translation adjustments                                                          258      (1,681)
     Deferred income taxes                                                            175         168
     Dividends paid to minority interest                                             (956)         --

CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF ASSETS ACQUIRED:
     Receivables, including costs and estimated earnings in excess of billings    (10,412)    (33,863)
     Inventories                                                                    5,146          51
     Prepaid expenses and other assets                                             (2,082)      5,509
     Accounts payable and accrued expenses                                         (5,032)     14,661
                                                                                 --------    --------
TOTAL CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF ASSETS ACQUIRED         (12,380)    (13,642)
                                                                                 --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          24,862      22,600
                                                                                 --------    --------

CASH FLOW FROM INVESTING ACTIVITIES:
     Capital expenditures                                                         (15,703)    (24,635)
     Purchase of business, net of cash acquired                                    (2,648)     (6,440)
     Other investing activities                                                       379       1,409
                                                                                 --------    --------
NET CASH USED IN INVESTING ACTIVITIES                                             (17,972)    (29,666)
                                                                                 --------    --------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                         5,105       3,839
     Purchases of treasury stock                                                  (11,471)    (13,060)
     Repayments of long-term debt                                                 (19,258)     (2,550)
     Increase in notes payable                                                     20,312      12,234
                                                                                 --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                (5,312)        463
                                                                                 --------    --------
Effect of exchange rate changes on cash                                              (450)     (1,036)
                                                                                 --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                 1,128      (7,639)
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     64,107      68,183
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 65,235    $ 60,544
                                                                                 ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                                   2001        2000
                                                                                   ----        ----
CASH PAID DURING NINE MONTHS ENDED SEPTEMBER 30, FOR:
     Interest                                                                    $ 9,121     $ 9,103
     Income taxes                                                                $ 6,119     $12,225

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Note payable issued in connection with business acquisitions (Note 5)       $ 5,350          --
     Reissuance of treasury shares in connection with business
       acquisitions (Note 5)                                                     $64,650          --



          See accompanying notes to consolidated financial statements.

                          INSITUFORM TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001


1.   GENERAL

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2001 (unaudited) and the unaudited results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 2000 Annual Report on Form 10-K.

     The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Accordingly, the adoption of SFAS 141 will not have an impact on the Company's consolidated financial statements. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company's goodwill amortization is expected to be approximately $6.3 million for 2001 and, without giving effect to the adoption of SFAS 142, would be approximately $6.8 million for 2002.

2.   COMPREHENSIVE INCOME

     For the quarters ended September 30, 2001 and 2000, comprehensive income was $4.1 million and $10.8 million, respectively. For the nine months ended September 30, 2001 and 2000, comprehensive income was $19.9 million and $23.0 million, respectively. The Company's adjustment to comprehensive income consists solely of cumulative foreign currency translation adjustments.

3.   EARNINGS PER SHARE

     Earnings per share have been calculated using the following share information:

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                   2001         2000
                                                   ----         ----
Weighted average number of common shares
  used for basic EPS                            26,795,354   24,826,245
Effect of dilutive stock options and warrants      489,587      701,348
                                                ----------   ----------
Weighted average number of common shares
  and dilutive potential common stock           27,284,941   25,527,593
                                                ==========   ==========
                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                   2001         2000
                                                   ----         ----
Weighted average number of common shares
  used for basic EPS                            26,387,869   24,818,153
Effect of dilutive stock options and warrants      611,874      798,150
                                                ----------   ----------
Weighted average number of common shares
  and dilutive potential common stock           26,999,743   25,616,303
                                                ==========   ==========

                          INSITUFORM TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001


4.   SEGMENT REPORTING

     The Company has four operating segments: rehabilitation, tunneling, corrosion and abrasion ("TiteLiner(R)"), and other construction. These operating units represent strategic business units that offer distinct products and services and correspond with the current organization structure.

     The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for purposes of assisting in making internal operating decisions.

     Financial information by segment is as follows (in thousands):

                       THREE MONTHS ENDED SEPTEMBER 30,
                             2001         2000
                             ----         ----
Revenues
     Rehabilitation       $ 101,031    $  87,482
     Tunneling               13,095       13,317
     TiteLiner(R)             7,407       10,243
     Other Construction       8,977           --
                          ---------    ---------
Total Revenues            $ 130,510    $ 111,042
                          =========    =========

Operating Income
     Rehabilitation       $   5,512    $  16,039
     Tunneling                1,433        1,594
     TiteLiner(R)               982        1,885
     Other Construction        (167)          --
                          ---------    ---------
Total Operating Income    $   7,760    $  19,518
                          =========    =========
                       NINE MONTHS ENDED SEPTEMBER 30,
                            2001          2000
                            ----          ----
Revenues
     Rehabilitation       $291,378     $ 240,192
     Tunneling              33,010        35,482
     TiteLiner(R)           22,311        29,022
     Other Construction     21,792            --
                          --------     ---------
Total Revenues            $368,491     $ 304,696
                          ========     =========

Operating Income
     Rehabilitation       $ 29,033     $  35,217
     Tunneling               3,619         4,398
     TiteLiner(R)            4,228         6,811
     Other Construction        238            --
                          --------     ---------
Total Operating Income    $ 37,118     $  46,426
                          ========     =========

5.   ACQUISITION

     On February 28, 2001, the Company acquired 100% of the stock of Kinsel Industries, Inc. ("Kinsel") and an affiliated company, Tracks of Texas, Inc. ("Tracks"). The purchase price was approximately $80 million, paid in a combination of cash, notes and 1,847,143 shares of the Company's common stock (valued at approximately $64.7 million) reissued from treasury. The acquisition has been accounted for by the purchase method and resulted in goodwill of $61.2 million. Goodwill is being amortized on a straight-line basis over twenty years. There are no contingent payments, options, or commitments in connection with the acquisition.

     The following table presents summarized consolidated unaudited pro forma results of operations for the nine months ended September 30, 2001 and 2000, as if the acquisition of Kinsel and Tracks had occurred at the beginning of the periods presented. These pro forma results are provided for comparative purposes only and do not purport to be indicative of the results which would have been obtained if this acquisition had been effected on the date indicated or which may be obtained in the future (in thousands):

                                          NINE MONTHS ENDED SEPTEMBER 30,
                                           2001                   2000
                                           ----                   ----
Total revenues                           $386,193               $380,578
Net income                               $ 20,260               $ 25,085
Diluted earnings per share               $   0.74               $   0.91

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

GENERAL

Statements contained in and preceding management's discussion and analysis include various forward-looking information that is based on data currently available to management and management's beliefs and assumptions. When used in this document, the words "anticipate," "estimate," "believes," "plans," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties, and the Company's actual results may vary materially from those anticipated, estimated or projected due to a number of factors, including, without limitation, the competitive environment for the Company's products and services, the geographical distribution and mix of the Company's work, and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time. The Company does not assume a duty to update forward-looking statements.

RESULTS OF OPERATIONS - Three and Nine Months Ended September 30, 2001 and 2000

Total revenues for the third quarter of 2001 increased 17.5% to $130.5 million from $111.0 million in the third quarter of 2000. This contributed to an increase in total revenues for the first nine months of 2001 of 20.9% to $368.5 million from $304.7 million in the first nine months of 2000. Revenues in the Company's European rehabilitation operations increased 33.5% over the prior year's third quarter. The operations of Kinsel that were acquired February 28, 2001 contributed $31.9 million in revenue in the third quarter. Volume was lower in the third quarter of 2001 than in third quarter 2000 in the Company's North American rehabilitation operations due to lower than anticipated workable backlog.

For the third quarter of 2001, cost of revenue increased 40.8% to $102.9 million from $73.1 million in the same quarter of 2000, and during the first nine months of 2001 increased 34.7% to $272.5 million from $202.4 million during the first nine months of 2000. This was primarily due to the addition of the Kinsel operations, which added $29.1 million of costs in the third quarter of 2001 and $61.3 million during the first nine months of 2001. In addition, there was an increase in costs in the Company's European rehabilitation operations, which was the result of increased volume during the third quarter of 2001 and a greater than normal amount of low margin subcontract work in the product mix.

The Company's gross profit during the third quarter of 2001 decreased 27.2% to $27.6 million from $37.9 million in the third quarter of 2000, and during the first nine months of 2001 decreased 6.2% to $96.01 million from $102.3 million during the first nine months of 2000. This decrease was primarily due to lower utilization rates for work crews in the North American rehabilitation operations. The overall gross profit margin for the third quarter of 2001 was 21.1% compared to 34.2% in the third quarter of 2000, and for the first nine months of 2001 was 26.0%, compared to 33.6% in the prior year. The highway and wastewater treatment operations of Kinsel generated gross margins of less than 10%, which was lower than the Company's historic rate. Also, Company operational capacity was optimized for greater growth than realized. As previously announced the Company will be restructuring operations during the fourth quarter to lower its cost structure. The cost of the restructuring is anticipated to be about $4.0 million and result in about $9.0 million per year in cost savings, before tax.

In the third quarter of 2001, selling, administrative and general expenses increased 7.8% to $19.9 million from $18.4 million in the same quarter of the prior year, and during the first nine months of 2001 increased 5.2% to $58.8 million from $55.9 million in the first nine months of 2000. The addition of the Kinsel operations accounted for the majority of the increases in these expenses during the third quarter and first nine months of 2001, respectively. Expenses were not significantly different from the prior year in the Company's remaining business units due to the benefits of targeted cost reductions in the North American rehabilitation operations and reduced incentive compensation and profit sharing expense. As a percentage of revenues, selling, administrative and general expenses decreased in the third quarter of 2001 to 15.2% from 16.6% in the comparable quarter of the prior year, and for the first nine months of 2001 decreased to 16.0% from 18.3% in the first nine months of 2000, due primarily to the growth in revenue relative to the selling, administrative and general expenses.

Interest expense was relatively unchanged for both the quarter and nine months relative to last year. This was due to $12.2 million of additional debt (principally equipment financing) related to the Kinsel acquisition, offset by the $15.7 million payment of the first installment due on the Company's Senior Notes, Series A (final maturity February 14, 2007) (the

"Senior Notes"). The declines in other income in the third quarter and first nine months of 2001 were due to decreased investment income resulting from reduced market rates of return on short-term investments.

The Company's effective tax rate of 39.9% for the first nine months of 2001 is comparable to the 40.0% rate during the same period of 2000.

In the third quarter of 2001, minority interest in net income remained relatively unchanged compared to the prior year, and for the first nine months of 2001 decreased to $0.2 million from $0.5 million for the first nine months of 2000. This decrease was due primarily to the Company's increased ownership in Insituform(R) France, S.A. and in Video Injection S.A., the Company's French subsidiaries. Equity earnings of affiliated companies were $381,000 in the third quarter of 2001, as compared to $216,000 in the same period of 2000, and were $850,000 for the first nine months of 2001, as compared to $567,000 in the first nine months of 2000. This increase was primarily due to the earnings generated by a joint venture in the United States.

As a result of the above, net income for the third quarter of 2001 decreased 64.2% to $4.0 million, representing an 3.1% return on revenue, compared to $11.2 million for the third quarter of 2000 when a 10.1% return on revenue was achieved. For the first nine months of 2001, net income decreased 21.7% to $20.1 million, or a 5.5% return on revenue, compared to $25.6 million in the first nine months of 2000 when an 8.4% return on revenue was achieved.

The terrorist actions of September 11, 2001 have not significantly impacted the bidding and awarding of work outside New York City, and therefore had little financial impact on the Company for the periods under discussion. In the fourth quarter of 2001, the Company expects that its management and North American rehabilitation operations will focus a significant part of their attention on implementing organizational changes so that the Company can pursue some key strategic initiatives, such as certain process and system improvements and technology developments.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the balance of cash and cash equivalents was $65.2 million, compared to $64.1 million at December 31, 2000. The most significant sources of cash during the first nine months of 2001 were operating activities of $25.8 million, proceeds from the issuance of common stock under employee options of $5.1 million, and an increase in short-term borrowings of $20.3 million. These cash sources were offset by outlays for a $15.7 million scheduled principal installment on the Senior Notes, a $15.7 million outlay for capital expenditures, and $11.5 million used in the repurchase of the Company's common stock. Additionally, $1.8 million was used in the acquisition of Kinsel, which represented the net amount of cash paid to the sellers at closing, in excess of the amount of cash and cash equivalents recorded on the opening balance sheet of Kinsel.

Trade receivables, together with costs and estimated earnings in excess of billings and retainage under construction contracts, increased 28.4% to $146.0 million at September 30, 2001 from $113.7 million at December 31, 2000. This increase was primarily due to the addition of the Kinsel operations, which added $18.1 million when acquired in February 2001 and increased to $30.1 million at September 30, 2001.

Excluding the effect of the Kinsel acquisition, trade receivables and retainage under construction contracts decreased $1.6 million from December 31, 2000. This was due primarily to process changes in the North American billing and credit/collection area which yielded improved conversion of receivables. The collection of installation receivables involves contractual provisions for retainage by the project owner, often 5% to 15% of the contract amount, which extends the collection process. Collections are also sometimes further prolonged by the slow review processes often employed by the Company's municipal customers. In the United States, retainage receivables are generally received about one year after the completion of a contract.

Costs and estimated earnings in excess of billings increased $10.2 million during the first nine months of 2001 to $29.3 million from $19.2 million at December 31, 2000. The primary cause for this increase was the addition of Kinsel, which added $3.2 million when acquired and grew to $6.5 million at September 30, 2001. In addition, the Company's tunneling operations experienced an increase of $2.4 million in its unbilled position. In large project businesses, such as the tunneling operation, unbilled receivables typically increase at the beginning of new jobs. Significant costs for materials and mobilization are incurred during the start-up phase of large projects, however these costs cannot be billed to the customer until work begins.

Accounts payable and accrued expenses increased $13.6 million to $77.4 million at September 30, 2001, compared to $63.8 million at December 31, 2000. Excluding the effect of the Kinsel acquisition, which added $15.7 million at its inception in February 2001, accounts payable and accrued expenses declined $2.1 million primarily due to decreases in performance based compensation accruals and the reduction of trade payables.

As stated previously, capital expenditures were $15.7 million in the first nine months of 2001, compared to $24.6 million in the first nine months of 2000. Capital expenditures generally reflect replacement equipment required by the Company's installation operations. In the first nine months of 2001, the Company purchased tunneling equipment in order to expand capacity for projects expected in the future. During the first nine months of 2000, capital expenditures also reflected the purchase of additional equipment for its rehabilitation operations and real estate to implement the Company's growth strategies and productivity improvements.

In February 2001, the Company acquired 100% of the stock of Kinsel and Tracks. The purchase price was approximately $80.0 million, which was paid in a combination of cash, notes and 1,847,143 shares of the Company's common stock (valued at approximately $64.7 million) reissued from treasury.

Financing activities used $6.3 million of cash in the first nine months of 2001, as compared to a cash contribution of $0.5 million in the first nine months of 2000. The increased use of cash for financing activities was primarily due to debt repayment. In the first nine months of 2001, the Company made principal payments totaling $19.3 million relating to the Company's existing debt, as compared to $2.6 million in the first nine months of 2000. Principal payments in the first nine months of 2001 reflect payment of the first installment of $15.7 million on the Company's Senior Notes. The Company's $110 million principal amount of Senior Notes bear interest, payable semi-annually in August and February of each year, at the rate per annum of 7.88%. Each year, from February 2001 to February 2006, inclusive, the Company is required to make principal payments of $15.7 million, together with an equivalent payment at maturity. The Senior Notes may be repaid at the Company's option, in whole or in part, at any time, together with a make whole premium, and upon specified change in control events, each holder has the right to require the Company to purchase its Senior Note without any premium thereon.

During the nine months ended September 30, 2001, the Company used cash in the amount of $11.5 million for the repurchase of 522,600 shares of the Company's common stock as compared to the first nine months of 2000, in which the Company used cash in the amount of $13.1 million to purchase 500,165 shares. The Company has used cash in the cumulative amount of $66.7 million for the repurchase of 3,519,606 shares through September 30, 2001 since inception of the stock repurchase program which was authorized in 1998. Repurchased shares are held as treasury stock until reissued. The Company generated $5.1 million in cash from the issuance of common stock from stock options granted to employees and directors, as compared to $3.8 million in the first nine months of 2000.

In March 2000, the Company entered into a new credit agreement (the "Credit Agreement") whereby the lender will make available to the Company up to $50,000,000 aggregate principal amount for working capital and permitted acquisitions, including $30,000,000 available for standby and commercial letters of credit, on a revolving basis through March 30, 2003, at which time principal will be repayable. Interest on outstanding advances accrues, at the election of the Company, at either the lender's prime rate, the federal funds rate plus .5% or the lender's offshore rate plus a margin ranging from .5% to 1.5% depending on the maintenance of certain financial ratios, and is payable quarterly. Upon specified change in control events, the lender has the right to require the Company to repay outstanding amounts without any premium thereon. At the end of the third quarter of 2001, the Company had $15.0 million outstanding under the Credit Agreement, which has been subsequently repaid.

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

The Company has selectively used, and will continue to use, forward exchange contracts in order to manage its currency exposure. Forward exchange contracts are executed by the Company only with large, reputable banks and financial institutions and are denominated in currencies of major industrial countries. Given its assessment of such risk, the Company has not deemed it necessary to offset any interest rate exposure. Furthermore, the Company does not enter into transactions involving derivative financial instruments for speculative trading purposes. There were no outstanding forward exchange contracts at September 30, 2001.

Based on the Company's overall currency exchange rate and interest rate exposure at September 30, 2001, a 10% weakening in the U.S. dollar across all currencies or 10% increase in interest rates would not have a material impact on the financial position, results of operations or cash flows of the Company. These effects of hypothetical changes in currency exchange rates and in interest rates, however, ignore other effects the same movement may have arising from other variables, and actual results could differ from the sensitivity calculations of the Company. The Company regularly assesses these variables, establishes policies and business practices to protect against the adverse effects of foreign currency and interest rate fluctuations and does not anticipate any material losses generated by these risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning this item, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk," which information is incorporated herein by reference.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

          There have been no material changes since the filing of the Company's Form 10-Q for the period ended June 30, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) None.

          (b) On September 14, 2001, the Company filed a Current Report on Form 8-K, under Item 9 to provide the Company's press release dated September 14, 2001, announcing that the Company lowered the forecast for the third quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      INSITUFORM TECHNOLOGIES, INC.




November 13, 2001                     /s/ Joseph A. White
                                      -----------------------------------------
                                      Joseph A. White
                                      Vice President - Chief Financial Officer
                                      Principal Financial and Accounting Officer