Form 10-K
period 2001-12-31
INSITUFORM TECHNOLOGIES INC
filed 2002-03-28
CIK 353020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]                   ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                         Commission file number 0-10786

                          INSITUFORM TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      13-3032158
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

         702 SPIRIT 40 PARK DRIVE
         CHESTERFIELD, MISSOURI                                        63005
----------------------------------------                            ------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:             636-530-8000
                                                           ---------------------

Securities registered pursuant to Section 12(b) of the Act:     NONE
                                                           ---------------------

Securities registered pursuant to Section 12(g) of the Act:

                      CLASS A COMMON SHARES, $.01 PAR VALUE
                      -------------------------------------
                                (Title of class)

                        PREFERRED STOCK PURCHASE RIGHTS
                        -------------------------------
                                (Title of class)

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

         Aggregate market value as of March 15, 2002 . . . . . .$ 573,500,807(1)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

         Class A Common Shares, $.01 par value,
           as of March 15, 2002  . . . . . . . . . . . . . . . 26,521,997 shares


-----------

(1) The aggregate market value as of March 15, 2002 was calculated in accordance with the provisions of Form 10-K, and excludes stock held by affiliates of the registrant (i.e., executive officers and directors of the registrant and persons holding 10% or more of the registrant's stock). The aggregate market value without these exclusions, as reported as of March 15, 2002, was $712,380,839.

DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the documents, all or portions of which are incorporated by reference herein, and the part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the 2002 Annual Meeting of Stockholders-Part III.

                                     PART I

Item 1.  Business

GENERAL

         Insituform Technologies, Inc. (the "Company" or "Insituform Technologies") is a worldwide company specializing in the use of trenchless technologies to rehabilitate, replace, maintain and install underground pipes. The Company uses a variety of trenchless technologies. The Insituform(R) cured-in-place pipe process (the "Insituform CIPP Process") contributed approximately 69.8% of the Company's revenues during the Company's most recent fiscal year.

         The Company was incorporated in Delaware in 1980, under the name Insituform of North America, Inc. The Company was originally formed to act as the exclusive licensee of the Insituform CIPP Process in most of the United States. When the Company acquired its licensor in 1992, the name of the Company was changed to Insituform Technologies, Inc. As a result of its successive licensee acquisitions, the Company's business model has evolved from licensing technology and manufacturing materials to performing the entire Insituform CIPP Process itself.


         In February 2001, the Company acquired Kinsel Industries, Inc. ("Kinsel"), a trans-regional provider of pipebursting and other sewer rehabilitation services. In 2000, Kinsel had total revenues of approximately $100 million, which included approximately $18 million from its wastewater treatment plant operations, approximately $32 million from trenchless pipe rehabilitation services and some open-cut pipe construction, and approximately $50 million from highway, bridge, airport and commercial construction. During the fourth quarter of 2001, the Company determined that, while valuable and profitable, the Kinsel wastewater treatment plant operations and the Kinsel highway construction and maintenance operations did not fit the Company's business strategy. In February 2002 (with a January 2002 effective date), the Company closed the sale of Kinsel's wastewater treatment plant operations for slightly less than its book value. The Company is currently marketing the Kinsel's highway construction and maintenance operations.

         As used in this Annual Report on Form 10-K, the terms "Company" and "Insituform Technologies" refer to the Company and, unless the context otherwise requires, its direct and indirect wholly-owned subsidiaries. For certain information concerning each of the Company's industry segments and each of its domestic and foreign operations, see Note 16 of the Notes to the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K," which information is incorporated herein by reference.

TECHNOLOGIES

         Pipeline System Rehabilitation
         ------------------------------

                  The INSITUFORM CIPP PROCESS for the rehabilitation of sewers, pipelines and other conduits utilizes a custom-manufactured tube, or liner, made of a synthetic fiber. After the tube is saturated (impregnated) with a thermosetting resin mixture, it is installed in the host pipe by various processes and the resin is then hardened, usually by heating it by various means, forming a new rigid pipe within a pipe.

                  PIPEBURSTING is a trenchless method for replacing deteriorated or undersized pipelines. A bursting head is propelled through the existing pipeline, fracturing the host pipe and displacing the fragments outward, allowing a new pipe to be pulled in to replace the old line. Pipes can be replaced size-for-size or upsized.

                  MICROTUNNELING is a trenchless method of drilling a new tunnel from surface operated equipment. Microtunneling is typically used for gravity sewers at depths greater than 15 feet, in congested areas, where unstable ground conditions exist, where construction is below the water table, or where contamination zones are present.

                  SLIPLINING is a method used to push or pull a new pipeline into an old one. With segmented sliplining, short segments of pipe are joined to form the new pipe. For gravity sewer rehabilitation, these short segments can often be joined in a manhole or access structure, eliminating the need for a large pulling pit.

                  See "Patents and Licenses" below for information concerning the Company's NuPipe(R) process (the "NuPipe Process") and Thermopipe(R) process (the "Thermopipe Process"), which were not material to the Company's results of operations during the year ended December 31, 2001.

         Tunneling
         ---------

         Tunneling typically encompasses the construction of man-entry sized pipelines with access through vertical shafts. From the vertical shaft, a tunnel is constructed using a steerable, locally-controlled tunnel boring machine. Pipe is installed after the tunnel is constructed.

         TiteLiner(R) Process
         --------------------

         The Company's TiteLiner(R) process (the "TiteLiner Process") is a method of lining new and existing steel pipe with a corrosion and abrasion resistant polyethylene pipe.

REHABILITATION ACTIVITIES

         The Company's rehabilitation activities are conducted principally through installation and other construction operations performed directly by the Company or through wholly-owned and, in some cases, majority-owned, subsidiaries. In those areas of the world in which the Company's management believes it would not be desirable for the Company to exploit its trenchless processes directly, and in a portion of the United States, the Company has granted licenses to unaffiliated companies. As described under "Ownership Interests in Licensees" below, the Company has also entered into joint ventures from time to time to exploit its trenchless rehabilitation processes.

         The Company's principal rehabilitation activities are conducted in North America directly by the Company or through subsidiaries using the Insituform CIPP Process. The Company holds the Insituform CIPP Process rights for the United States and Canada. In North America, the Company practices the Insituform CIPP Process in substantially all of 44 of the 50 states and in Canada. Significant pipebursting rehabilitation activities are also conducted in the Southeastern region of the United States by the Company and its subsidiary, Kinsel.

         North American rehabilitation operations, including research and development, engineering, training and financial support systems, are headquartered in Chesterfield, Missouri. Insituform CIPP Process tube manufacturing and installation facilities are maintained in approximately 11 locations geographically dispersed throughout the United States and Canada.

         Outside of North America, the Company conducts Insituform CIPP Process rehabilitation operations through subsidiaries in the United Kingdom, France, Spain, the Netherlands and Belgium. Through its French subsidiary, Video Injection S.A. ("Video Injection"), acquired in 1998, the Company utilizes multifunctional robotic devices developed by Video Injection in connection with the inspection and repair of pipelines.

         European operations are headquartered in Rueil Malmaison, France, a suburb of Paris, with principal regional facilities located in the United Kingdom, the Netherlands, Spain, Belgium and Mitry Mory, France.

         TiteLiner Process operations (which offer corrosion and abrasion protection work) are conducted in the United States through the Company's United Pipeline Systems division. Worldwide TiteLiner Process operations are headquartered in the United States. Outside the United States, TiteLiner Process installation activities are conducted through various operating subsidiaries.

         The Company conducts tunneling, microtunneling and a range of pipe system rehabilitation services throughout the United States through its wholly-owned subsidiary, Affholder, Inc.

         Most of the Company's installation operations are project-oriented contracts for governmental entities. The contracts are usually obtained through competitive bidding or negotiations and require performance at a fixed price. The profitability of these contracts depends heavily upon the competitive bidding environment, the Company's ability to estimate costs accurately and the Company's ability to effectively manage and execute project performance. Project estimates may prove to be inaccurate due to unforeseen conditions or events. A substantial portion of the work on any given project may be subcontracted out to third parties at a significantly lower profitability level to the Company than work conducted directly by it. Also, proper trenchless installation requires expertise that is acquired on the job and through training. The Company, therefore, provides ongoing training and appropriate equipment to its field installation crews.

         The overall profitability of the Company's installation operations is influenced not only by the profitability of specific project contracts, but also by the volume and timing of projects so that the installation operations are loaded at an appropriate level.

         The Company is required to carry insurance and provide bonding in connection with certain installation projects and, therefore, maintains comprehensive insurance policies, including workers' compensation, general and automobile liability, and property coverage. The Company believes that it presently maintains adequate insurance coverage for all installation activities. The Company has also arranged bonding capacity for bid, performance and payment bonds. Typically, the cost of a performance bond is less than approximately 1% of the contract value. The Company is required to indemnify surety companies for any payments the sureties are required to make under the bonds.

         The Company generally invoices its customers as work is completed. Under ordinary circumstances, collection from governmental agencies in the United States is made within 60 to 90 days of billing. In most cases, 5% to 15% of the contract value is withheld by the owner until testing is completed or the warranty period has expired.

         The Company's principal rehabilitation activities are also conducted through the following majority-owned subsidiaries:

Subsidiary                                             Interest
----------                                             --------
United Pipeline de Mexico, S.A.                        55% of stock(1)
Video Injection S.A.                                   89.6% of stock(2)
Insituform Linings Plc                                 75% of stock(3)

-----------------

(1) The remaining interest is held by a subsidiary of Produtos y Servicios Miller de Mexico, S.A. de C.V.

(2) The remaining interest is held by certain of the subsidiary's principal employees (or their affiliates) from whom the subsidiary was purchased, and is subject to purchase by the Company in September 2003 (or earlier upon specified events), and by certain of the Company's principal employees to comply with specific legal requirements.

(3)      The remaining interest is held by Per Aarsleff A/S.

LICENSEES

         The Company has granted licenses for the Insituform CIPP Process and the NuPipe Process, covering exclusive and non-exclusive territories, to licensees who provide pipeline repair and rehabilitation services throughout their respective licensed territories. At present, the Insituform CIPP Process is licensed to 11 unaffiliated licensees and sublicensees, and the NuPipe Process is licensed to three unaffiliated licensees. The licenses generally grant to the licensee the right to utilize the know-how and the patent rights (where they exist) relating to the subject process, and to use the Company's copyrights and trademarks.

         The Company's licensees generally are obligated to pay a royalty at a specified rate, which in many cases is subject to a minimum royalty payment. An unaffiliated domestic licensee is obligated to pay specified royalty surcharges on its sales and contracts outside of its licensed territories. Any improvements or modifications a licensee may make in the subject process during the term of the license agreement becomes the property of the Company or are licensed to the Company. Should a licensee fail to meet its royalty obligations or other material obligations, the Company may terminate the license. Many licensees (including the domestic licensees), upon prior notice to the Company, may also terminate the license for any reason. The Company may vary the agreement used with new licensees according to prevailing conditions.

         The Company acts as licensor under arrangements relating to the use of the Thermopipe Process in the United Kingdom and elsewhere on a non-exclusive basis.

         Insituform East, Incorporated ("East") holds six sub-licenses to the Insituform CIPP Process to operate in the states of Virginia, Delaware, Maryland, Pennsylvania, Ohio, a portion of Kentucky, West Virginia and the District of Columbia under the Company's exclusive license to the Insituform CIPP Process for the entire United States. (The United States rights to the Insituform CIPP Process are owned by the Company's subsidiary, Insituform (Netherlands) B.V. ("Insituform Netherlands")). Pursuant to a July 1999 settlement agreement with East and several affiliates of East (the "Settlement Agreement"), Midsouth Partners, an affiliate of East, retains a limited, non-exclusive right in Midsouth Partners' former territory to utilize the Insituform CIPP Process and technology in the condition and state as commercially practiced on the date of settlement.

         As previously reported by the Company, the Company and Insituform Netherlands initiated litigation against East and Midsouth Partners in Federal District Court for the Middle District of Tennessee (Civil Action No. 3-99-1130) and filed an Amended Complaint on June 13, 2000, alleging among other matters, trademark violations and a non-curable breach of the Settlement Agreement; and, seeking: (i) the right to terminate the grant of the limited license to Midsouth Partners under the Settlement Agreement; (ii) the affirmation of East's obligations to make royalty payments and cross-over royalty payments on work performed by East or any of its affiliates within the scope of the subject matter of East's sub-licenses outside East's licensed territories under East's sub-licenses; and (iii) a declaration that the Company is not obligated to continue payment of certain finder's fees to East. The court issued a preliminary bench ruling on February 22, 2002 in favor of the Company on point
(ii), except with respect to Midsouth Partners, and in favor of the Company on point (iii). The court ruled against the Company on point (i), finding that Midsouth Partners had not committed a material breach of the Settlement Agreement, nor had Midsouth Partners committed violations permitting termination. A final ruling from the court affirming the preliminary findings is expected shortly.

OWNERSHIP INTERESTS IN OPERATING LICENSEES AND PROJECT JOINT VENTURES

         The Company, through its subsidiary, Insituform Holdings (UK) Limited, holds one-half of the equity interest in Insituform Rohrsanierungstechniken GmbH, the Company's licensee of the Insituform CIPP Process and the NuPipe Process in Germany. The remaining interest is held by Per Aarsleff A/S, a Danish contractor ("Per Aarsleff"). The joint venture partners have rights-of-first-refusal in the event either party determines to divest its interest.

         The Company, through its subsidiary, INA Acquisition Corp., holds one-half of the equity interest in Italcontrolli-Insituform S.r.l., the Company's licensee of the Insituform CIPP Process in Italy. The remaining interest is held by Per Aarsleff. The joint venture partners have rights-of-first-refusal in the event either party determines to divest its interest.

         The Company holds a 49% joint venture interest in Ka-Te Insituform A.G., the Company's licensee of the Insituform CIPP Process in Switzerland, Liechtenstein and Voralberg, Austria. The remaining interest is held by Ka-Te Holding A.G., an employee of Ka-Te Holding, and an employee of the joint venture.

         The Company has entered into several contractual joint ventures in order to develop joint bids on contracts for its pipeline rehabilitation business, and for tunneling operations. Typically, the joint venture entity holds the contract with the owner and subcontracts portions of the work to the joint venture partners. As part of the subcontracts, the partners usually provide bonds to the joint venture. The Company could be required to complete its joint venture partner's portion of the contract if the partner is unable to complete its portion and a bond is not available. The Company continues to investigate opportunities for expanding its business through such arrangements.

MARKETING

         The marketing of the Company's rehabilitation technologies is focused primarily on the municipal wastewater markets worldwide, which the Company expects to remain the largest part of its business for the foreseeable future. To help shape decision-making at every step, the Company uses a multi-level sales force structured around target markets and key accounts, focusing on engineers, consultants, administrators, technical staff and elected officials. The Company also produces sales literature and presentations, participates in trade shows, conducts national advertising and executes other marketing programs for the Company's own sales force and those of unaffiliated licensees. The Company's unaffiliated licensees are responsible for marketing and sales activities in their respective territories. See

"Licensees" above for a description of the Company's licensing operations and for a description of investments in licensees.

         The Company offers its TiteLiner Process worldwide to line new and existing steel pipelines.

         The Company bids on tunneling projects in selected geographical markets in the United States.

         No customer accounted for more than 10% of the Company's consolidated revenues during the years ended December 31, 2001, 2000 and 1999, respectively.

BACKLOG

                                                                           Additional 2002      Apparent Low Bid and
                                                                      Apparent Low Bid and           Unreleased Term
                                             2002 Contract Backlog         Unreleased Term     Available Beyond 2002
                                            ----------------------- ----------------------- -------------------------
                                                                          (In millions)
Rehabilitation                                      $  125.8                $  87.0                   $  148.9
Tunneling                                               36.4                   11.0                       61.9
TiteLiner                                                2.1                   --                         --
                                                    --------                -------                   --------
Total                                               $  164.3                $  98.0                   $  210.8
                                                    ========                =======                   ========

         Contract backlog is management's expectation of revenues to be generated from received, signed, uncompleted contracts whose cancellation is not anticipated at the time of reporting. Reported contract backlog excludes any term contract amounts for which there is not specific and determinable work released. At December 31, 2001, the Company's 2002 contract backlog (excluding projects where the Company has been advised that it is the low bidder, but not formally awarded the contract) was approximately $164.3 million, which represents an increase of $49.5 million from the 2001 contract backlog reported at December 31, 2000. The Company anticipates that substantially all 2002 contract backlog recorded at December 31, 2001 and an additional $98.0 million of unreleased term contracts and jobs on which the Company is the apparent low bidder will be completed in 2002. An additional $210.8 million of unreleased term contract work and work on which the Company is the apparent low bidder is anticipated for completion in 2003 and beyond. All backlog values are the estimate of management based on contracts outstanding December 31, 2001 and are subject to change due to factors beyond the control of the Company.

PRODUCT DEVELOPMENT

         The Company, by utilizing its own laboratories and test facilities and outside consulting organizations and academic institutions, continues to develop improvements to its proprietary processes, including the materials used and the methods of manufacturing and installing pipe. During the years ended December 31, 2001, 2000 and 1999, the Company spent approximately $2.3 million, $2.4 million and $2.4 million, respectively, on research and development activities.

MANUFACTURING AND SUPPLIERS

         The Company maintains its principal North American Insituform CIPP Process liner manufacturing facility in Batesville, Mississippi, with an additional facility located in Memphis, Tennessee. In Europe,

Insituform Linings Plc ("Linings"), a majority-owned subsidiary, manufactures and sells Insituform CIPP Process liners from its plant located in Wellingborough, United Kingdom. The Company holds a 75% interest in Linings and Per Aarsleff the remainder, which interests are subject to rights of first refusal held by the Company and Per Aarsleff in the event of any proposed disposition.

         Although raw materials used in the Company's Insituform CIPP Process products are typically available from multiple sources, the Company's historical practice has been to purchase materials from a limited number of suppliers. The Company maintains its own felt manufacturing facility at its Insitutube(R) manufacturing facility in Batesville, and purchases substantially all of its fiber requirements from one source, alternate vendors of which the Company believes are readily available. Although the Company has worked with one vendor to develop a uniform and standard resin to source substantially all of its resin requirements in North America, the Company believes that resins are also readily available from a number of major companies should there be a need for alternative resin sourcing. The Company believes that the sources of supply in connection with its Insituform CIPP Process operations are adequate for its needs.

         The Company has investigated various alternatives, but does not currently have, a manufacturing source for its NuPipe Process thermoplastic pipe. Because of its inventory level of NuPipe Process thermoplastic pipe and because the Company has not recently entered into NuPipe Process installation contracts and it is not required to supply thermoplastic pipe to its NuPipe licensees, the Company has not been materially adversely affected by not having a manufacturing source for thermoplastic pipe. If the demand for NuPipe Process products increases, the Company will qualify a new manufacturing source or manufacture NuPipe Process thermoplastic pipe itself.

         Under its arrangements for the acquisition of the Thermopipe Process, the seller will continue to manufacture and supply Thermopipe Process products to the Company through 2004.

         The Company sells Insituform CIPP Process liners and related products to certain licensees pursuant to fixed-term supply contracts. Under the arrangements assumed in connection with the acquisition of the Thermopipe Process, the Company also furnishes Thermopipe Process products to its approved contractors and licensees.

         The Company manufactures certain equipment used in its corrosion and abrasion protection operations, and, in connection with any licenses to unaffiliated parties, will sell such equipment to its licensees.

PATENTS AND LICENSES

         As of December 31, 2001, the Company held 65 patents in the United States relating to the Insituform CIPP Process, the last of which to expire will remain in effect until 2011. Two of the Company's 65 United States patents relating to the Insituform CIPP Process expired early in 2002. As of December 31, 2001, the Company had seven patents pending in the United States that relate to the Insituform CIPP Process.

         The Company has obtained patent protection in its principal overseas markets covering various aspects of the Insituform CIPP Process. The specifications and/or rights granted in relation to each patent will vary from jurisdiction to jurisdiction. In addition, as a result of differences in the nature of the work performed and in the climate of the countries in which the work is carried out, not every licensee uses each patent, and the Company does not necessarily seek patent protection for all of its inventions in every jurisdiction in which it does business.

         There can be no assurance that the validity of the Company's patents will not be successfully challenged. The Company's business could be adversely affected by increased competition upon expiration of the patents or if one or more of its Insituform CIPP Process patents were adjudicated to be invalid or inadequate in scope to protect the Company's operations. The Company believes, however, that, in either case, its long experience with the Insituform CIPP Process, its continued commitment to support and develop the Insituform CIPP Process, the strength of its trademarks, and its degree of market penetration, should enable the Company to continue to compete effectively in the pipeline rehabilitation market.

         The Company holds 12 patents issued in the United States covering either the NuPipe Process or materials used in connection with the NuPipe Process. The Company also holds similar NuPipe Process (or related material) patents in 14 other countries. The NuPipe Process entails the manufacture of a folded thermoplastic replacement pipe that is stored on a reel in a reduced shape. The pipe is heated at the installation site to make it flexible enough to be inserted into an existing conduit. It is then pulled into place and sequentially expanded to match the existing conduit by internal heat and pressure and by progressive rounding, creating a tight fit against the conduit being repaired.

         The Company holds two patents issued in the United States and 10 patents outside of the United States relating to the Thermopipe Process for rehabilitating potable water and other aqueous fluid pipes.

         Even though the Company holds a few patents relating to its corrosion and abrasion protection business, the Company believes that the success of its TiteLiner Process business, operated through its United Pipeline Systems division, depends primarily upon its proprietary know-how and its marketing and sales skills.

         The Company holds the exclusive rights to use the patents, trademarks and know-how related to the Paltem-HL system, a process for rehabilitating pressure pipes, which includes the Paltem-Frepp system, for substantially all of North America and, on a non-exclusive basis, additional territories in the eastern hemisphere and Latin America. Under the license, the Company is required to pay royalties at specified rates on installations and sales of liners. During the year ended December 31, 2001, the Company did not have any material operations under this license.

         The Company's pipebursting operations are performed under a royalty-bearing, non-exclusive license from BG Plc. The license terminates upon expiration of the underlying patent, which expires on April 19, 2005. In addition, either party may terminate the license upon six months' notice and under certain other circumstances.

COMPETITION

         The pipeline reconstruction, rehabilitation and repair business is highly competitive. In each of its rehabilitation markets, the Company's trenchless processes currently face competition from more conventional methods, including: (i) total replacement, which is the excavation and replacement of an entire section of pipe; (ii) point repair, which is the replacement of cracked or structurally failed sections of pipes by actual excavation and replacement;
(iii) sliplining, which is the insertion of a smaller pipe within an existing deteriorated pipe; and (iv) the placement of gelatinous material, hydraulic cement, or other acceptable material in defective pipes to repair leaks and prevent infiltration in gravity sewers.

         In addition, the Company's trenchless processes encounter competition from non-cured-in-place process trenchless approaches such as pipebursting and other methods. Kinsel employs the pipebursting, microtunneling and sliplining methods.

         The Company also faces competition from other trenchless processes throughout the world. In the United States, the Company faces competition from several cured-in-place processes and, outside of the United States, from additional cured-in-place processes currently in regional use. The Company also faces competition from several fold and formed thermoplastic processes similar to the NuPipe Process. Several companies offer in-place polyethylene lining systems which compete with the Company's TiteLiner Process abrasion and corrosion protection technologies.

         The Company's tunneling operation competes with utility contracting firms throughout North America.

         Most of the Company's installation operations are project-oriented contracts for governmental entities that are obtained through competitive bidding or negotiations. Most competitors are local or regional companies, and may be either specialty trenchless contractors or general contractors. A few competitors have far greater financial resources than the Company and, with regard to products other than the cured-in-place process, greater experience than the Company. Therefore, there can be no assurance as to the success of the Company's trenchless processes in competition with these companies and alternative technologies for pipeline rehabilitation.

SEASONALITY

         Although the Company's operations can be affected by severe weather, for the past five years seasonal variation in work performed has not had a material effect on the Company's consolidated results of operations.

EMPLOYEES

         As of December 31, 2001, the Company employed 2,322 individuals. Certain of the Company's contracting operations are parties to collective bargaining agreements covering an aggregate of 132 employees. The Company generally considers its relations with its employees to be good.

GOVERNMENT REGULATION

         The Company is required to comply with all applicable United States federal, state and local, and all foreign, statutes, regulations and ordinances. In addition, the Company's installation and other operations have to comply with various relevant occupational safety and health regulations, transportation regulations, code specifications, permit requirements, and bonding and insurance requirements, as well as with fire regulations relating to the storage, handling and transporting of flammable materials. The Company's manufacturing facilities, as well as its installation operations, are subject to state and national environmental protection regulations, none of which presently has any material effect on the Company's capital expenditures, earnings or competitive position in connection with the Company's present business. However, although the Company's installation operations have established monitoring programs and safety procedures relating to its installation activities and to the use of solvents, further restrictions could be imposed on the manner in which installation activities are conducted, on equipment used in installation activities and on the use of solvents or the thermosetting resins used in the Insituform CIPP Process. The Company believes that it is in material compliance with environmental and safety laws and regulations applicable to it.

         The use of both thermoplastics and thermosetting resin materials in contact with drinking water is strictly regulated in most countries. In the United States, a consortium led by NSF International ("NSF"), under arrangements with the United States Environmental Protection Agency (the "EPA"), establishes minimum requirements for the control of potential human health effects from substances added indirectly to water via contact with treatment, storage, transmission and distribution system components, by defining the maximum permissible concentration of materials which may be leached from such components into drinking water, and methods for testing them. In February 1996, the Paltem-HL and Frepp processes under license from Ashimori were certified by the NSF for use in drinking water systems. In April 1997, the Insituform PPL(R) liner was certified by the NSF for use in drinking water systems, followed in April 1999 by NSF certification of the Insituform RPP(R) liner for such use. The Thermopipe product also has NSF approval. The NSF assumes no liability for use of any products, and the NSF's arrangements with the EPA do not constitute the EPA's endorsement of the NSF, the NSF's policies or its standards. Dedicated equipment is needed in connection with use of these products in drinking water applications. The Company does not expect meaningful revenues from drinking water rehabilitation at least through 2002.

EXECUTIVE OFFICERS

         The executive officers of the Company, and their respective ages and positions with the Company, are as follows:

                                       Age at
Name                               March 15, 2002     Position with the Company
----                               --------------     -------------------------
Anthony W. Hooper                        54           Chairman of the Board, President
                                                        and Chief Executive Officer
Robert W. Affholder                      66           Senior Executive Vice President
Joseph A. White                          48           Vice President-Chief Financial Officer
Carroll W. Slusher                       53           Vice President-North America
Antoine Menard                           51           Vice President-Europe
Thomas A. A. Cook                        37           Vice President-General Counsel

         Anthony W. Hooper has been Chairman of the Board of the Company since 1997, and has been President of the Company since 1996. Prior to 1996, Mr. Hooper was Senior Vice President-Marketing and Technology of the Company.

         Robert W. Affholder has been Senior Executive Vice President of the Company since 1996. From 1995 to 1996, Mr. Affholder was Senior Vice President-Chief Operating Officer of North American Contracting Operations of the Company. Until its acquisition by the Company in 1995, Mr. Affholder was Vice Chairman and President of Insituform Mid-America, Inc.

         Joseph A. White has been Vice President and Chief Financial Officer of the Company since 1999. From 1998 until joining the Company, Mr. White was Vice President and Chief Financial Officer of Key Plastics, an automotive parts manufacturer that filed for bankruptcy reorganization in March 2000. From 1997 until 1998, Mr. White was Vice President-Finance (North America) for the Becker Group, a manufacturer of automotive interiors. From 1996 until 1997, Mr. White was Director of Finance in Asia of the Vickers Division of Aeroquip Vickers, a hydraulics supplier.

         Carroll W. Slusher has been Vice President-North America of the Company since 1999, having served as the Company's Divisional Vice President-North American Operations from 1998 until 1999 and Director of North American Pipe Rehabilitation from 1997 to 1998. Prior to joining the Company, Mr. Slusher was a regional manager with General Electric Company.

         Antoine Menard has been Vice President-Europe of the Company since 1999, having served as the Company's Managing Director-Europe from 1995 until 1999. Prior to joining the Company, Mr. Menard was a general manager with the French oil group TOTAL.

         Thomas A. A. Cook has been Vice President-General Counsel of the Company since 2000. Prior to joining the Company, Mr. Cook was a partner in the Corporate/Securities Department at the law firm of Blackwell Sanders Peper Martin LLP, and before June 1998, was with a predecessor firm (Peper Martin Jensen Maichel and Hetlage) in the Corporate/Securities Department.

Item 2.  Properties

         The Company's executive offices are located in Chesterfield, Missouri, a suburb of St. Louis, at 702 Spirit 40 Park Drive. The executive offices are leased from an unaffiliated party through May 31, 2003. The Company owns its research and development facility and its training facility in Chesterfield.

         The Company owns a liner fabrication facility and a contiguous felt manufacturing facility in Batesville, Mississippi. The Company's manufacturing facilities in Memphis, Tennessee, are located on land sub-leased from an unaffiliated entity for an initial term of 40 years expiring on December 31, 2020. Linings (a majority-owned subsidiary) owns certain premises in Wellingborough, England, where its liner manufacturing facility is located.

         The Company owns or leases various operational facilities in the United States, Canada, Europe and Latin America.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) The Company's class A common shares, $.01 par value ("Common Stock"), is traded in the over-the-counter market under the symbol "INSUA." The following table sets forth the range of quarterly high and low sales prices commencing after December 31, 1999, as reported on The Nasdaq Stock Market. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

             Period                        High            Low
         ---------------                 --------       --------
2001
         First Quarter                    $41.06         $26.88
         Second Quarter                    37.50          26.48
         Third Quarter                     43.20          12.60
         Fourth Quarter                    26.80          16.39
2000
         First Quarter                    $31.50         $22.94
         Second Quarter                    38.00          24.13
         Third Quarter                     35.00          22.50
         Fourth Quarter                    41.50          29.50

         As of March 25, 2002, the number of record holders of the Company's Common Stock was 1,141.

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

         (b) Not applicable.

Item 6.  Selected Financial Data

         The selected financial data set forth below have been derived from the Company's consolidated financial statements referred to under "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of this Annual Report on Form 10-K, and previously published historical financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in connection with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements, including the footnotes.

                                                                 Unaudited
                                                           Year Ended December 31,
                                           ---------------------------------------------------------

                                            2001(1)     2000(1)     1999(1)     1998(1)       1997
                                           ---------   ---------   ---------   ---------   ---------
                                                    (in thousands, except per share amounts)

INCOME STATEMENT DATA:
Revenues                                   $ 445,310   $ 409,434   $ 339,883   $ 300,958   $ 320,640
Operating income                              46,765      62,966      50,669      38,688      25,030
Income from continuing
  operations                                  24,940      34,906      25,983      17,887       9,644
Net income                                    24,868      34,906      25,983      17,887       9,419
Basic earnings per share:
  Income from continuing operations             0.94        1.41        1.02         .67         .36
  Net income                                    0.94        1.41        1.02         .67         .35
Dilutive earnings per share:
  Income from continuing operations             0.93        1.37        1.00         .66         .36
  Net income                                    0.92        1.37        1.00         .66         .35

BALANCE SHEET DATA:
Working capital                            $ 138,719   $ 114,468   $ 120,180   $ 121,956   $ 114,283
Current assets                               259,767     201,008     174,372     170,105     161,273
Property, plant and equipment                 68,547      70,226      54,188      56,421      57,983
Total assets                                 463,622     354,974     311,625     304,608     297,852
Long-term debt, excluding
  current maturities                          88,853      98,217     114,954     112,131     111,440
Total liabilities                            211,940     187,327     170,314     161,395     162,705
Total common stock and
other stockholders' equity                   250,127     165,290     138,603     139,505     131,502

----------

(1) The Company has completed various acquisitions that have been accounted for under the purchase method of accounting, including Video Injection in 1998, Insituform Rioolrenovatietechnieken in 1999, Insituform Metropolitan, Inc. in 2000, Insituform Belgium N.V. in 2000, and Kinsel in 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         Insituform Technologies' revenues are derived primarily from installation of pipeline liners, replacement pipes and other contracting activities. Revenues are generated by the Company and its subsidiaries operating in the United States, Canada, France, the United Kingdom, the Netherlands, Belgium, Spain, Chile, Argentina and Mexico, and include royalties from unaffiliated Insituform licensees and sub-licensees and its unaffiliated NuPipe licensees. During the three years ended December 31, 2001, 2000 and 1999, approximately 69.8%, 74.0% and 76.4%, respectively, of the Company's consolidated revenues related to the Insituform CIPP Process.

RESULTS OF OPERATIONS

($ IN THOUSANDS)                         2001          2000          1999
                                      ----------    ----------    ----------
Revenues                              $  445,310    $  409,434    $  339,883
Gross Profit                             124,848       137,073       118,651
Gross Profit Margin                         28.0%         33.5%         34.9%
Selling, General and Administrative       66,955        68,825        62,393
Operating Income                          46,765        62,966        50,669


         Revenues increased 8.8% to $445.3 million in 2001 from $409.4 million in 2000 primarily due to the current year acquisition of Kinsel. Gross profit decreased both in total and as a percentage of revenues in 2001 compared to 2000 as a result of lower gross profit margins on Kinsel revenues and a reduction in North American rehabilitation gross profit margin. Selling, general and administrative expenses decreased by 2.7% to $67.0 million in 2001 compared to $68.8 million in 2000 due mainly to a significant reduction in incentive compensation and profit sharing expense. Operating income decreased 25.7% to $46.8 million in 2001 compared to $63.0 million in 2000.

         Revenues of $409.4 million in 2000 was an increase of 20.5% from $339.9 million in 1999. Gross profit grew by 15.5% to $137.1 million in 2000 from $118.7 million in 1999. Gross profit margin declined modestly as revenue growth outpaced margin growth. Selling, general and administrative expenses increased 10.3% in 2000 to $68.8 million from $62.4 million in 1999. Operating income increased 24.3% to $63.0 million in 2000 from $50.7 million in 1999.

Rehabilitation
--------------

($ IN THOUSANDS)                         2001         2000         1999
                                      ---------    ---------    ---------
Revenues                              $ 369,219    $ 325,773    $ 276,438
Gross Profit                            107,809      115,500      107,881
Gross Profit Margin                        29.2%        35.5%        39.0%
Selling, General and Administrative      60,800       61,530       55,469
Operating Income                         36,191       48,997       47,178

         Rehabilitation revenues for 2001 increased 13.3% over 2000 primarily as a result of incremental revenues of $47.0 million related to the Kinsel acquisition. Excluding the Kinsel acquisition, revenues in North America decreased $11.6 million or 4.1% to $269.9 million. The decrease in North America is a result of delays in job releases, price pressures and increased competition in several North American markets. Revenues in Europe increased $9.4 million or 24.1% to $48.4 million in 2001 compared to 2000 revenues of $39.0 million as a result of growth and improvement in market conditions in Europe.

         Rehabilitation revenues for 2000 increased 17.8% over 1999 primarily as a result of growth in North America. Revenues for North America increased $53.4 million or 23.4% to $281.5 million as a result of increased penetration in existing markets combined with entrance into new markets. The increase in North America in 2000 was offset somewhat by fluctuations in currency exchange rates which had an adverse effect of $3.2 million on total European revenues for the year.

         Gross profit margin for rehabilitation was 29.2% in 2001 versus 35.5% in 2000. The decrease in gross profit margins is primarily a result of lower utilization rates for work crews in North American operations, combined with more aggressive pricing as a result of increased competition in the marketplace. Also, operational capacity had been expanded in anticipation of revenue growth that did not materialize in 2001. Finally, the operations acquired from Kinsel contributed 22.1% of gross profit margin, which represents a lower margin base than typically achieved in the historical rehabilitation segment.

         Gross profit margin for rehabilitation in 2000 declined to 35.5% versus 39.0% in 1999. The decrease in gross profit margin is primarily attributable to a change in the mix of contracts toward smaller diameter tubes in 2000 and to weaker margins in European operations caused by underutilization related to a decrease in revenues in Europe.

         Selling, general and administrative expenses for the Company's rehabilitation operations decreased 1.2% in 2001 from 2000 and to 16.5% of revenues in 2001 from 18.9% in 2000 primarily due to a significant reduction in incentive compensation and profit sharing expense, offset by the inclusion of selling, general and administrative expenses related to the operations acquired in the Kinsel acquisition. In addition, the operations acquired in the Kinsel acquisition have a lower cost structure than typical for the rehabilitation segment.

         Selling, general and administrative expenses for rehabilitation increased 10.9% in 2000 mainly as a result of ongoing costs related to the Company's improvements in management information systems, along with increases in compensation due to an increase in field personnel in North America and to additional operating costs related to the New York, Spanish and Belgium operations in 2000. Selling, general and administrative expenses were slightly lower as a percent of revenues in 2000 at 18.9% compared to 20.1% in 1999 due primarily to targeted management cost control measures in North American operations.

         Rehabilitation operating income for 2001 decreased 26.1% from 2000. The decrease in operating income is a result of the decrease in gross profit margin discussed above, increased amortization of goodwill related to the Kinsel acquisition and the restructuring charge recorded in 2001. The Company's current efforts to control direct and overhead costs should effect a positive change in operating income in 2002.

         Rehabilitation operating income for 2000 increased 3.9% over 1999 primarily as a result of the increase in revenues offset by the decrease in gross profit margin.

         The Company anticipates increased revenue and profitability growth in rehabilitation starting in the first quarter of 2002 and continuing throughout the year, and the realization of better margins for the year ended December 31, 2002. The Company continues to focus much of its research and development efforts on identifying new and cost-effective ways to remain competitive in the market.

Tunneling
---------

($ IN THOUSANDS)                        2001         2000         1999
                                      ---------    ---------    ---------
Revenues                              $  49,019    $  46,866    $  40,049
Gross Profit                              8,880        9,224        7,998
Gross Profit Margin                        18.1%        19.7%        20.0%
Selling, General and Administrative       3,125        3,367        3,032
Operating Income                          5,754        5,858        4,965

         Tunneling revenues for 2001 increased 4.6% compared to 2000 as a result of the continued growth in the tunneling market.

         Tunneling revenues for 2000 increased 17.0% compared to 1999 as a result of an improvement in the tunneling market which led to an increase in new projects which were begun in 2000. In addition, the Company finished work on a $40 million contract which had started in late 1999.

         Gross profit margin for tunneling was 18.1% in 2001 versus 19.7% in 2000 despite slightly stronger revenues. Gross profit margin decreased during the year due to a change in mix to smaller lower margin projects from larger higher margin projects.

         Gross profit for tunneling increased 15.3% to $9.2 million in 2000 from $8.0 million in 1999 due primarily to increased revenues. Gross profit margin did not change significantly compared to 1999.

         Selling, general and administrative expenses for tunneling decreased 7.2% in 2001 from 2000. Selling, general and administrative expenses decreased to 6.4% of revenues from 7.2% in 2000. The decline in selling, general and administrative expenses and selling, general and administrative expenses as a percent of revenues is due to a reduction in incentive compensation and profit sharing expense and targeted cost reduction initiatives.

         Selling, general and administrative expenses for tunneling increased 11.0% in 2000 over 1999. Selling, general and administrative expenses decreased slightly to 7.2% of revenues in 2000 from 7.6% of revenues in 1999. The increase in selling, general and administrative expenses primarily relates to increased administrative costs related to the increased volume of business in 2000.

         Tunneling operating income decreased slightly in 2001 compared to 2000, primarily as a result of the decrease in gross profit margins discussed above. Operating income in 2000 increased 18.0% over 1999 primarily as a result of the increase in revenues.

         The Company expects the tunneling unit to continue its trend of increasing revenue growth in 2002, but at an increased rate, which is likely to outpace growth in other business segments. Though gross profit margins are expected to remain similar to those realized in 2001, the resulting mix change should yield lower consolidated profit margins for the Company on a consolidated basis as margins in this business are traditionally lower than margins in the Company's other activities. Tunneling will continue to grow in significance to the Company's overall financial results through increased traditional work volumes, expanded product offerings and development of new markets for its products.

TiteLiner
---------

($ IN THOUSANDS)                        2001         2000         1999
                                      ---------    ---------    ---------
Revenues                              $  27,072    $  36,795    $  23,396
Gross Profit                              8,159       12,349        2,772
Gross Profit Margin                        30.1%        33.6%        11.8%
Selling, General and Administrative       3,030        3,928        3,892
Operating Income                          4,820        8,111       (1,474)

         TiteLiner revenues for 2001 decreased 26.4% from 2000 primarily as a result of the completion of a large contract in South America in early 2001 which added $13 million to revenues in 2000 versus $1 million in 2001. In addition, the United States and South American markets are geared towards large projects related to mining and thus fluctuate in tandem with mineral prices, especially copper. The price of copper and palladium are depressed, which has resulted in a substantial decrease in projects relating to mining.

         TiteLiner revenues in 2000 increased 57.3% from 1999 primarily due to revenues recorded related to the South American contract discussed above. In addition, the Canadian market is geared toward smaller projects in the oil and gas industry. Accordingly, increases in oil prices in 2000 led to a more favorable market for oil pipeline repairs.

         Gross profit margin for TiteLiner was 30.1% in 2001 versus 33.6% in 2000. Lower mineral prices led to decreased revenues during 2001 placing pressure on overall unit capacity costs yielding lower gross profit margins.

         Gross profit margin for TiteLiner increased to 33.6% in 2000 from 11.8% in 1999. The principal reason for the higher gross profit margin was a more favorable market for pipeline repairs as a result of the increase in oil prices. In addition, gross profit margin in 1999 was unfavorably impacted by difficulties with a major project in Chile.

         Selling, general and administrative expenses for TiteLiner decreased 22.9% in 2001 from 2000 primarily as a result of a reduction in incentive compensation and profit sharing expense and targeted cost reduction initiatives. Selling, general and administrative expenses increased to 11.2% of revenues from 10.7% in 2000 due to decreased leverage of fixed costs over a lower revenue base.

         Selling, general and administrative expenses for TiteLiner remained relatively unchanged in 2000 compared to 1999. Selling, general and administrative expenses were lower as a percent of revenues in 2000 at 10.7% compared to 16.6% in 1999 primarily as a result of increased leverage of fixed costs over a higher revenue base.

         TiteLiner's operating income for 2001 declined 40.6% compared to 2000, as a result of the decreases in revenues and gross profit margins discussed above. Operating income for 2000 increased $9.6 million over 1999 as a result of the increases in revenues and gross profit margins discussed above.

         The Company expects continuing deterioration of revenues for TiteLiner in 2002, but by maintaining profit margins and trimming operating costs where possible, the overall impact to consolidated net income should be minimal.

RESTRUCTURING

         In the fourth quarter of 2001, the Company recorded a restructuring charge of $4.1 million, $0.9 million of which related to the elimination of 112 company-wide positions specifically identified as of December 31, 2001. An additional $3.2 million of the charge relates to asset write-downs, lease cancellations and other costs associated with the closure and consolidation of eight facilities in the United States and the disposal of the associated assets. See Note 5 to the Consolidated Financial Statements regarding restructuring costs. The Company expects the annualized benefit from the restructuring actions to be approximately $9.0 million before tax.

OTHER INCOME/EXPENSE

         Interest expense for 2001 was relatively unchanged at $9.3 million. Although the Company made a scheduled $15.7 million payment on its Senior Notes, Series A (the "Senior Notes") in February 2001, the Company acquired additional debt of $12.2 million in the first quarter of 2001 as part of its acquisition of Kinsel.

         Interest expense in 2000 increased 3.5% to $9.3 million from $9.0 million in 1999. This increase was primarily due to additional debt from the June 1999 acquisition of the Company's Dutch licensee, offset somewhat by payments of interest-bearing deferred consideration attributable to the Company's 1998 acquisition of Video Injection.

         Other income decreased 38.1%, or $1.4 million, to $2.3 million during 2001. This was primarily due to a 400 basis point decline in market rates of return on the Company's short-term investments. Other income in 2000 decreased 1.7% to $3.7 million from $3.8 million in 1999. The relatively flat income was due to lower invested cash balances in the fourth quarter of 2000 versus 1999.

INCOME TAXES

         The Company's effective tax rate for 2001 decreased only slightly to 39.4% compared to 39.5% in 2000. Although there is a relatively minor change to the effective tax rate, the components of the effective tax rate changed more significantly. There was an increased effect of non-deductible goodwill as a result of the Kinsel acquisition, which was offset by a reduction due to the favorable conclusion of outstanding exams. The Company's effective tax rate was 39.5% in 2000 compared to 41.6% in 1999, primarily due to more effective management over worldwide taxes, along with the reduced effect of non-deductible goodwill amortization.

         As indicated in Note 14 of the Notes to Consolidated Financial Statements, the 2001, 2000 and 1999 effective tax rates were higher than the United States federal statutory rate, primarily due to non-deductibility of goodwill amortization associated with acquisitions, which is generally not deductible for tax purposes.

MINORITY INTEREST AND EQUITY IN EARNINGS OF AFFILIATED COMPANIES

         Minority interest in net income decreased in 2001 to $0.3 million from $0.6 million in 2000. The decrease was due to the acquisition in 2001 of an additional 10% interest in Video Injection, and, in late 2000, the purchase of an additional 35% interest in Insituform France. Equity in earnings of affiliated companies increased 39.2% to $1.1 million in 2001 compared to $0.8 million in 2000. The increase is a result of an additional $0.2 million in contributions from the Company's European rehabilitation joint ventures and an additional $0.1 million from joint ventures acquired in the Kinsel acquisition.

         Minority interest in net income decreased 27.1% in 2000 to $0.6 million from $0.8 million in 1999. This change was due predominantly to the Company's increased ownership in Linings, the Company's manufacturing operation in Europe. Equity earnings of affiliated companies increased $0.5 million in 2000 to $0.8 million from $0.3 million in 1999. This increase was due primarily to the elimination of losses from the Midsouth Partners partnership from which the Company withdrew in the third quarter of 1999.

DISCONTINUED OPERATIONS

         In the fourth quarter, the Company made the decision to sell certain operations related to the Kinsel acquisition. Accordingly, the Company has classified as discontinued the wastewater treatment plant, commercial construction and highway operations acquired as part of the Kinsel acquisition. These operations are not consistent with the Company's operating strategy of providing differentiated trenchless rehabilitation and tunneling services. The net loss for the discontinued operations for the year ended December 31, 2001 was $0.1 million on $56.9 million in revenues. In February 2002, the Company closed the sale of Kinsel's wastewater treatment plant operations for slightly less than the book value of the assets sold. The Company is currently marketing Kinsel's highway construction and maintenance operations. See Note 4 to the Consolidated Financial Statements regarding discontinued operations.

NET INCOME/EARNINGS PER SHARE

         As a result of operations, net income in 2001 decreased 28.8% to $24.9 million, representing a 5.6% return on revenue, compared to $34.9 million, representing an 8.5% return on revenue in 2000 and $26.0 million in 1999, representing a 7.6% return on revenue. Return on average stockholders' equity was 12.0%, 23.0%, and 18.7% in 2001, 2000, and 1999, respectively.

         Earnings per share-dilutive decreased 32.8% from $1.37 per share in 2000 to $0.92 per share in 2001. The restructuring charge and the effect of discontinued operations discussed above impacted earnings per share-dilutive by $0.10 per share. Earnings per share-dilutive increased 37.0% from $1.00 per share in 1999 to $1.37 per share in 2000. The increase is primarily related to the increase in net income. Earnings per share-dilutive was also favorably impacted by the repurchase of 500,165 shares of common stock in 2000.

OUTLOOK

         Responding to the disappointing performance of 2001, management analyzed the cost structure supporting the Company's operations and began making reductions. The Company anticipates better performance in the 2002 fiscal year than in 2001. Backlog in most business units is the strongest it has ever been, and the Company has won several contracts with significant revenue dollars attached to them.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

         Some of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the notes to the consolidated financial statements.

REVENUE RECOGNITION - PERCENTAGE-OF-COMPLETION METHOD

         The Company recognizes revenues and profit as construction and installation contracts progress using the percentage-of-completion method of accounting, which relies on estimates of total expected contract revenues and costs. Under this method, estimated contract revenues and resulting gross profit margin are recognized based on costs incurred to date as a percentage of total estimated costs. The Company follows this method since reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Total estimated costs, and thus contract margin, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, customer needs, customer delays in providing approvals, labor availability, governmental regulation and politics, may also affect the progress and estimated cost of a project's completion and thus the timing of margin and revenue recognition. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional revenues and profit recognition, and unfavorable changes in estimates result in a reduction of recognized revenues and profits. When current estimates of total contract costs indicate that the contract will result in a loss, the projected loss is recognized in full in the period in which the loss becomes evident. Revenues from change orders, extra work, variations in the scope of work and claims are recognized when realization is reasonably assured.

         Many of our contracts provide for termination of the contract at the convenience of the customer. In the event a contract would be terminated at the convenience of the customer prior to completion, we will typically be compensated for progress up to the time of termination and any termination costs. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met as the result of circumstances that are within our control. Losses on terminated contracts and liquidated damages have historically not been significant.

LONG-LIVED ASSETS

         Property, plant and equipment, goodwill and other intangibles are recorded at cost and are amortized on a straight-line basis over their estimated useful lives. Changes in circumstances such as technological advances, changes to the Company's business model or changes in the Company's capital strategy can result in the actual useful lives differing from the Company's estimates. In those cases where the Company determines that the useful life of property, plant and equipment should be shortened, the Company would depreciate the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation expense.

         Long-lived assets, including property, plant and equipment, goodwill and other intangibles, are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

o significant underperformance in a region relative to expected historical or projected future operating results;

o significant changes in the use of the assets of a region or the strategy for the region;

o        significant negative industry or economic trends;

o        significant decline in our stock price for a sustained period; and

o        our market capitalization is significantly less than net book value.

         Such impairment tests are based on a comparison of undiscounted cash flows to the recorded value of the asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Management makes estimates of the uncollectibility of our accounts receivable. Management evaluates specific accounts where the Company has information that the customer may be unwilling or unable to pay the receivable in full. In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due in order to reduce the receivable to the amount that is expected to be collected. The specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. After all attempts to collect the receivable have failed, the receivable is written off against the reserve. Based on the information available, the Company believes that the allowance for doubtful accounts as of December 31, 2001 is adequate. However, no assurances can be given that actual write-offs will not exceed the recorded reserve.

LIQUIDITY AND CAPITAL RESOURCES

         The balance of cash and cash equivalents increased $10.5 million to $74.6 million at December 31, 2001 compared to $64.1 million at December 31, 2000. The cash balance at the end of 2001 includes $4.3 million of cash and cash equivalents restricted in various escrow accounts. Operating cash flow from continuing operations of $44.7 million provided a significant majority of the Company's cash flow in the year ended December 31, 2001, an amount 179.3% of net income from continuing operations. Net operating cash flow for the year was $34.8 million. Historically, operating cash flow has been the largest source of available capital, by comparison providing $42.6 million and $34.4 million in the years ended December 31, 2000 and 1999, respectively. Working capital was $138.7 million at December 31, 2001 compared to $114.5 million at December 31, 2000. The Company anticipates that operating cash flow will remain a significant portion of operational funding in the foreseeable future.

         Other significant sources of cash during 2001 were proceeds from short-term borrowings against the line of credit of $15.0 million and proceeds of $9.0 million from the sale of fixed assets, including a building sold due to the closure of an operating site and two tunneling machines. An additional $6.1 million was contributed from the issuance of common stock upon the exercise of options in 2001.

         Cash was used in nearly equal amounts for investing and financing activities during 2001. Of the $16.6 million expended on capital, $6.6 million related to two tunneling machines for which the Company initially funded construction and were later leased back under an operating lease. The Company's investing activities in 2001 included $20.6 million of repayments on debt agreements, the largest of which was a $15.7 million scheduled principal payment on the Company's Senior Notes. These payments are scheduled in equal amounts through 2007. Repurchases under the Company's previously reported stock repurchase program were $12.2 million for the year to acquire 563,109 shares. The net effect of the Company's stock issuance and repurchases during 2001 did not have a significant impact on earnings per share in 2001.

         Trade receivables, together with costs and estimated earnings in excess of billings and retainage under construction contracts, increased 15.4%, to $131.2 million, from $113.7 million at the end of 2000, primarily a result of the acquisition of Kinsel, which added $13.7 million to receivables at the end of 2001. The collection of installation receivables involves contractual provisions for retainage by the project owner, often 5% to 15% of the contract amount, which extends the collection process. The slow review processes often employed by the Company's municipal customers also sometimes further prolong collections. In the United States, retainage receivables are generally received within 60 to 90 days after the completion of a contract.

         The Company has entered into several contractual joint ventures in order to develop joint bids on contracts for its installation business, and for tunneling operations. In these cases, the Company could be required to complete the partner's portion of the contract if the partner is unable to complete its portion. The Company continues to investigate opportunities for expanding its business through such arrangements.

         At December 31, 2001, the Company had unused committed bank credit facilities under a credit agreement (the "Credit Agreement") totaling $34.1 million. The commitment fee paid per annum by the Company is 0.2% on the unborrowed balance. The interest rates under this facility vary and are based on the prime rate. As of December 31, 2001, the rate was 4.75%.

         The Company's Senior Notes, due February 14, 2007, bear interest, payable semi-annually in August and February of each year, at the rate per annum of 7.88%. Each year, from February 2002 to February 2006, inclusive, the Company will be required to make principal payments of $15.7 million, together with an equivalent payment at maturity. On December 31, 2001, the principal amount of Senior Notes outstanding was $94.3 million. The Senior Notes may be prepaid at the Company's option, in whole or in part, at any time, together with a make-whole premium. Upon specified change in control events each holder has the right to require the Company to purchase its Senior Note without any premium thereon.

         The note purchase agreements pursuant to which the Senior Notes were acquired, and the Credit Agreement, obligate the Company to comply with certain financial ratios and restrictive covenants that, among other things, place limitations on operations and sales of assets by the Company or its subsidiaries, limit the ability of the Company to incur further secured indebtedness and liens and of subsidiaries to incur indebtedness, and, in the event of default, limit the ability of the Company to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock. The Credit Agreement also obligates certain of the Company's domestic subsidiaries to guaranty the Company's obligations, as a result of which the same subsidiaries have also delivered their guaranty with respect to the Senior Notes.

         The Company believes it has adequate resources and liquidity to fund future cash requirements for working capital, capital expenditures and debt repayments with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets. For additional discussion of assets financed through operating leases and the capital commitments thereon, see Note 15 in the Notes to Consolidated Financial Statements.

         In February 2001, the Company acquired Kinsel, a trans-regional provider of pipebursting and other sewer rehabilitation services for approximately $80.0 million. The acquisition was funded primarily through issuance of 1,847,165 shares of the Company's common stock from treasury, cash and the issuance of a $5.4 million note to the seller.

         In February 2000, the Company acquired the rights to the Insituform CIPP Process and NuPipe Process for the states of New York and New Jersey, through the purchase of all of the shares of the capital stock of Insituform Metropolitan, Inc. and the operating assets of certain of its affiliates. At closing, the Company paid the sellers or delivered into escrow an aggregate of $5.0 million in cash, in addition to assuming operating liabilities of the acquired business. In July 2000, Insituform Italia s.r.l, a newly formed joint venture of the Company and Per Aarsleff A/S, acquired Italcontrolli Nord s.r.l., the Insituform CIPP Process licensee in Italy, for $1.2 million. During the third quarter, the Company acquired the remaining 50% ownership of K-Insituform, N.V., its joint venture in Belgium, for approximately $0.3 million, along with the remaining 33% ownership of Insituform France, S.A., for approximately $0.8 million.

MARKET RISK

         The Company is exposed to the effect of interest rate changes and foreign currency fluctuations.

INTEREST RATE RISK

         The fair value of the Company's cash and short-term investment portfolio and the fair value of the line of credit facility at December 31, 2001 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, is not material.

         The Company's objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, the Company maintains fixed rate debt as a percentage of its net debt in a percentage range set by policy. The fair value of the Company's long-term debt, including current maturities and the amount outstanding on the line of credit facility, was estimated to be $124.4 million at December 31, 2001, and exceeded carrying value by $347 thousand. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's debt specific borrowing rates at December 31, 2001, or $1.9 million.

FOREIGN EXCHANGE RISK

         The Company operates subsidiaries, and is associated with licensees and affiliates operating solely in countries outside of the United States, and in currencies other than the U.S. dollar. Consequently, these operations are inherently exposed to risks associated with fluctuation in the value of the local currencies of these countries compared to the U.S. dollar. At December 31, 2001, approximately $3.8 million of financial instruments, primarily long-term debt, were denominated principally in Euros. The effect of a hypothetical adverse change of 10% in year-end exchange rates (a weakening of the U.S. dollar) is immaterial.

EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

         Affholder, Inc., the Company's wholly-owned subsidiary that comprises the tunneling segment, leased four cranes from A-Y-K-E Partnership as of March 15, 2002. A-Y-K-E is a partnership that is controlled by Robert W. Affholder, the Company's Senior Executive Vice President and a member of the Company's board of directors. During the year ended December 31, 2001, Affholder paid A-Y-K-E $453,500 pursuant to equipment leases. This amount represents 31.9% of all lease payments made by

Affholder during 2001 and 2.1% of all lease payments made by the Company in 2001. Affholder owns, or leases under long-term operating leases with third party leasing companies, several pieces of tunneling equipment, including cranes and tunnel boring machines. From time to time for specific projects, Affholder will lease additional equipment from a variety of sources, including A-Y-K-E. A-Y-K-E owns various pieces of equipment that are used in the tunneling industry, including cranes and tunnel boring machines. The cranes that are currently under lease are leased under separate lease agreements on terms that are substantially similar to, or better than, those otherwise available to Affholder in the market. The leases are terminable upon 30 days' prior notice by either party. During 2001, A-Y-K-E leased equipment only to Affholder. At Affholder's discretion, Affholder may sublease the cranes to third parties and retain any profit generated from the sublease.

FORWARD-LOOKING INFORMATION

         This Annual Report contains various forward-looking statements that are based on information currently available to management and on management's beliefs and assumptions. When used in this document, the words "anticipate," "estimate," "believes," "plans," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. The Company's actual results may vary materially from those anticipated, estimated or projected due to a number of factors, such as the competitive environment for the Company's products and services, the geographical distribution and mix of the Company's work, the timely award or cancellation of projects, political circumstances impeding the progress of work and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time. The Company does not assume a duty to update forward-looking statements. Please use caution and do not place reliance on forward-looking statements.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         For information concerning this item, see "Item 1. Business-Executive Officers" and the Proxy Statement to be filed with respect to the 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement"), which information is incorporated herein by reference.

Item 11. Executive Compensation

         For information concerning this item, see the 2002 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         For information concerning this item, see the 2002 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         For information concerning this item, see the 2002 Proxy Statement, which information is incorporated herein by reference.


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

Dated:  March 28, 2002             INSITUFORM TECHNOLOGIES, INC.


                                   By: /s/ Joseph A. White
                                      ------------------------------------------
                                      Joseph A. White
                                      Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                                 Title                              Date
---------                                                 -----                              ----
/s/ Anthony W. Hooper                                                                   March 28, 2002
--------------------------------------------
Anthony W. Hooper                                 Principal Executive Officer and
                                                  Director


/s/ Joseph A. White                                                                     March 28, 2002
--------------------------------------------
Joseph A. White                                   Principal Financial and Accounting
                                                  Officer


/s/ Robert W. Affholder                                                                 March 28, 2002
--------------------------------------------
Robert W. Affholder                               Director


/s/ Paul A. Biddelman                                                                   March 28, 2002
--------------------------------------------
Paul A. Biddelman                                 Director


/s/ Stephen P. Cortinovis                                                               March 28, 2002
--------------------------------------------
Stephen P. Cortinovis                             Director

Signature                                           Title                                    Date
---------                                           -----                                    ----
/s/ Juanita H. Hinshaw                                                                  March 28, 2002
--------------------------------------------
Juanita H. Hinshaw                                Director


/s/ Thomas Kalishman                                                                    March 28, 2002
--------------------------------------------
Thomas Kalishman                                  Director


/s/ Sheldon Weinig                                                                      March 28, 2002
--------------------------------------------
Sheldon Weinig                                    Director


/s/ Alfred L. Woods                                                                     March 28, 2002
--------------------------------------------
Alfred L. Woods                                   Director

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . .     F-2

Report of Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-3

Consolidated Statements of Income for each of the three years
         in the period ended December 31, 2001 . . . . . . . . . . . . . . . . .     F-4

Consolidated Balance Sheets, December 31, 2001 and 2000  . . . . . . . . . . . .     F-5


Consolidated Statements of Stockholders' Equity for each of the three years
         in the period ended December 31, 2001 . . . . . . . . . . . . . . . . .     F-6

Consolidated Statements of Cash Flows for each of the three years
         in the period ended December 31, 2001 . . . . . . . . . . . . . . . . .     F-7

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders of Insituform Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Insituform Technologies, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insituform Technologies, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP



St. Louis, Missouri,
February 1, 2002

                              REPORT OF MANAGEMENT

Management is responsible for the preparation, integrity and objectivity of financial information included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

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

Management has established and maintains an internal control structure to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, that the accounting records provide a reliable basis for the preparation of financial statements and that such financial statements are not misstated due to material fraud or error. Internal controls include the careful selection of associates, the proper segregation of duties and the communication and application of formal policies and procedures that are consistent with high standards of accounting and administrative practices. An important element of this system is an internal audit program.

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

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                    (In thousands, except per share amounts)


                                                                     2001         2000         1999
                                                                   ---------    ---------    ---------
REVENUES                                                           $ 445,310    $ 409,434    $ 339,883

COST OF REVENUES                                                     320,462      272,361      221,232
                                                                   ---------    ---------    ---------

GROSS PROFIT                                                         124,848      137,073      118,651

SELLING, GENERAL AND ADMINISTRATIVE                                   66,955       68,825       62,393

AMORTIZATION EXPENSE                                                   7,001        5,282        5,589

RESTRUCTURING CHARGES                                                  4,127           --           --
                                                                   ---------    ---------    ---------
OPERATING INCOME                                                      46,765       62,966       50,669
                                                                   ---------    ---------    ---------
OTHER (EXPENSE) INCOME:
   Interest expense                                                   (9,339)      (9,347)      (9,031)
   Other                                                               2,309        3,732        3,797
                                                                   ---------    ---------    ---------
TOTAL OTHER EXPENSE                                                   (7,030)      (5,615)      (5,234)
                                                                   ---------    ---------    ---------
INCOME BEFORE TAXES ON INCOME                                         39,735       57,351       45,435

TAXES ON INCOME                                                       15,653       22,647       18,879
                                                                   ---------    ---------    ---------
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN
   EARNINGS
                                                                      24,082       34,704       26,556

MINORITY INTERESTS                                                      (273)        (610)        (837)

EQUITY IN EARNINGS OF AFFILIATED COMPANIES                             1,131          812          264
                                                                   ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS                                     24,940       34,906       25,983

LOSS FROM DISCONTINUED OPERATIONS                                        (72)          --           --
                                                                   ---------    ---------    ---------
NET INCOME                                                         $  24,868    $  34,906    $  25,983
                                                                   =========    =========    =========
EARNINGS PER SHARE OF COMMON STOCK AND COMMON
   STOCK EQUIVALENTS:

   Basic:
     Income from continuing operations                             $    0.94    $    1.41    $    1.02
     Discontinued operations                                              --           --           --
                                                                   ---------    ---------    ---------
     Net Income                                                    $    0.94    $    1.41    $    1.02
                                                                   =========    =========    =========
   Diluted:
     Income from continuing operations                             $    0.93    $    1.37    $    1.00
     Discontinued operations                                              --           --           --
                                                                   ---------    ---------    ---------
     Net Income                                                    $    0.92    $    1.37    $    1.00
                                                                   =========    =========    =========

    The accompanying notes are an integral part of the financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS - AS OF DECEMBER 31, 2001 AND 2000
                    (In thousands, except share information)

                                     ASSETS

                                                                                               2001         2000
                                                                                             ---------    ---------
CURRENT ASSETS:
   Cash and cash equivalents, including restricted cash of $4,262 and $1,584, respectively   $  74,649    $  64,107
   Receivables, net                                                                             86,191       78,607
   Retainage                                                                                    21,327       15,976
   Costs and estimated earnings in excess of billings                                           23,719       19,151
   Inventories                                                                                  13,712       18,121
   Prepaid expenses and other                                                                    8,135        5,046
   Assets held for disposal                                                                     32,034           --
                                                                                             ---------    ---------
           Total current assets                                                                259,767      201,008
                                                                                             ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation                                    68,547       70,226
                                                                                             ---------    ---------
OTHER ASSETS:
   Goodwill, less accumulated amortization of $28,166 and $22,171, respectively                117,251       66,108
   Other assets                                                                                 18,057       17,632
                                                                                             ---------    ---------
           Total other assets                                                                  135,308       83,740
                                                                                             ---------    ---------
           Total assets                                                                      $ 463,622    $ 354,974
                                                                                             =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Current maturities of long-term debt and line of credit                                    $  35,218    $  18,023
  Accounts payable and accrued expenses                                                         68,302       63,829
  Billings in excess of costs and estimated earnings                                             8,057        4,688
  Liabilities related to discontinued operations                                                 9,471           --
                                                                                             ---------    ---------
           Total current liabilities                                                           121,048       86,540

LONG-TERM DEBT, less current maturities                                                         88,853       98,217

OTHER LIABILITIES                                                                                2,039        2,570
                                                                                             ---------    ---------
           Total liabilities                                                                   211,940      187,327
                                                                                             ---------    ---------
MINORITY INTERESTS                                                                               1,555        2,357
                                                                                             ---------    ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, undesignated, $.10 par - shares authorized 2,000,000; none outstanding           --           --
  Common stock, $.01 par - shares authorized 60,000,000; shares issued 28,571,158 and
     28,152,570, shares outstanding 26,602,385 and 24,908,304                                      286          282
  Additional paid-in capital                                                                   129,651       81,934
  Retained earnings                                                                            172,112      147,244
  Treasury stock - 1,968,773 and 3,244,266 shares                                              (44,563)     (58,478)
  Cumulative foreign currency translation adjustments                                           (7,359)      (5,692)
                                                                                             ---------    ---------
           Total stockholders' equity                                                          250,127      165,290
                                                                                             ---------    ---------
           Total liabilities and stockholders' equity                                        $ 463,622    $ 354,974
                                                                                             =========    =========

    The accompanying notes are an integral part of the financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                    (In thousands, except number of shares)

                                                                                  Cumulative
                                                                                    Foreign
                                Common Stock     Additional                        Currency       Total
                             ------------------   Paid-In    Retained  Treasury   Translation  Stockholders'  Comprehensive
                               Shares    Amount   Capital    Earnings   Stock     Adjustments     Equity          Income
                             ----------  ------  ----------  --------  --------   ----------   -------------   -------------
BALANCE, December 31, 1998   27,302,304  $  273  $   68,931  $ 86,355  $(13,097)  $   (2,957)  $     139,505


 Net income                          --      --          --    25,983        --           --          25,983   $      25,983
 Issuance of common stock
  upon exercise of options,
  including income tax
  benefit of $907               485,558       5       5,878        --        --           --           5,883              --
 Common stock repurchased            --      --          --        --   (32,021)          --         (32,021)             --
 Foreign currency
  translation adjustment             --      --          --        --        --         (747)           (747)           (747)
                                                                                                               -------------
 Total comprehensive income          --      --          --        --        --           --              --   $      25,236
                                                                                                               =============
                             ----------  ------  ----------  --------  --------   ----------   -------------
BALANCE, December 31, 1999   27,787,862  $  278  $   74,809  $112,338  $(45,118)  $   (3,704)  $     138,603


 Net income                          --      --          --    34,906        --           --          34,906   $      34,906
 Issuance of common stock
  upon exercise of options,
  including income tax
  benefit of $2,295             364,708       4       7,125        --        --           --           7,129              --
 Common stock repurchased            --      --          --        --   (13,360)          --         (13,360)             --
 Foreign currency
  translation adjustment             --      --          --        --        --       (1,988)         (1,988)         (1,988)
                                                                                                               -------------
 Total comprehensive income          --      --          --        --        --           --              --   $      32,918
                                                                                                               =============
                             ----------  ------  ----------  --------  --------   ----------   -------------
BALANCE, December 31, 2000   28,152,570  $  282  $   81,934  $147,244  $(58,478)  $   (5,692)  $     165,290


 Net income                          --      --          --    24,868        --           --          24,868   $      24,868
 Issuance of common stock
  upon exercise of options,
  including income tax
  benefit of $2,209             418,588       4       8,257        --        --           --           8,261              --
 Issuance of common stock
  pursuant to acquisition            --      --      39,460        --    26,133           --          65,593              --
 Common stock repurchased            --      --          --        --   (12,218)          --         (12,218)             --
 Foreign currency
  translation adjustment             --      --          --        --        --       (1,667)         (1,667)         (1,667)
                                                                                                               -------------
 Total comprehensive income          --      --          --        --        --           --              --   $      23,201
                                                                                                               =============
                             ----------  ------  ----------  --------  --------   ----------   -------------
BALANCE, December 31, 2001   28,571,158  $  286  $  129,651  $172,112  $(44,563)  $   (7,359)  $     250,127
                             ==========  ======  ==========  ========  ========   ==========   =============

    The accompanying notes are an integral part of the financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (In thousands)

                                                                                    2001        2000        1999
                                                                                  --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $ 24,868    $ 34,906    $ 25,983
       Loss from discontinued operations                                                72          --          --
                                                                                  --------    --------    --------
   Income from continuing operations                                                24,940      34,906      25,983
                                                                                  --------    --------    --------
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation                                                                 14,382      13,398      12,655
       Amortization                                                                  7,001       5,282       5,589
       Other                                                                         1,425      (2,417)       (475)
       Deferred income taxes                                                           891       1,057       1,689
       Changes in operating assets and liabilities, net of purchased businesses
           Receivables                                                              (6,054)    (27,439)     (9,718)
           Inventories                                                               4,761      (5,727)     (1,125)
           Prepaid expenses and other assets                                        (1,530)      5,383      (3,703)
           Accounts payable and accrued expenses                                    (1,101)     18,180       3,484
                                                                                  --------    --------    --------
           Net cash provided by operating activities of continuing operations       44,715      42,623      34,379
                                                                                  --------    --------    --------
           Net cash used by operating activities of discontinued operations         (9,879)         --          --
                                                                                  --------    --------    --------
           Net cash provided by operating activities                                34,836      42,623      34,379
                                                                                  --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                            (16,638)    (30,208)    (11,746)
   Proceeds from sale of fixed assets                                                9,048          --          --
   Purchases of businesses, net of cash acquired                                    (1,878)     (7,032)    (11,325)
   Other investing activities                                                       (2,147)      1,476       3,304
                                                                                  --------    --------    --------
           Net cash used in investing activities                                   (11,615)    (35,764)    (19,767)
                                                                                  --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                            6,052       4,834       4,976
   Purchases of treasury stock                                                     (12,218)    (13,360)    (32,021)
   Proceeds from long-term debt                                                         --         660       6,050
   Principal payments on long-term debt                                            (20,611)     (2,765)     (2,288)
   Increase (decrease) in notes payable                                             14,995         542        (276)
                                                                                  --------    --------    --------
           Net cash used in financing activities                                   (11,782)    (10,089)    (23,559)
                                                                                  --------    --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (897)       (846)        226
                                                                                  --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                10,542      (4,076)     (8,721)

CASH AND CASH EQUIVALENTS, beginning of year                                        64,107      68,183      76,904
                                                                                  --------    --------    --------
CASH AND CASH EQUIVALENTS, end of year                                            $ 74,649    $ 64,107    $ 68,183
                                                                                  ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for-
     Interest                                                                     $  9,652    $  9,217    $  8,852
     Income taxes                                                                 $ 15,121    $ 18,512    $ 17,593

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock pursuant to acquisition                               $ 65,593    $     --    $     --
   Issuance of note payable pursuant to acquisition                               $  5,350    $     --    $     --

    The accompanying notes are an integral part of the financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS

Insituform Technologies, Inc. (a Delaware corporation) and subsidiaries (collectively, the "Company") is a worldwide provider of proprietary trenchless technologies for the rehabilitation and improvement of sewer, water, gas and industrial pipes. The Company's primary technology is the Insituform(R) process, a "cured-in-place" pipeline rehabilitation process (the "Insituform CIPP Process"). Pipebursting is a trenchless method of dilating and replacing an old pipeline with a new plastic pipe. The microtunneling process is a method of drilling a new tunnel from surface operated equipment. Sliplining is a method used to push or pull a new pipeline into an old one. The Company's TiteLiner ("TiteLiner") process is a method of lining steel lines with a corrosion and abrasion resistant pipe. The Company is engaged in trenchless tunneling used in the installation of new underground services.

2.       SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, including a 75%-owned United Kingdom subsidiary, Insituform Linings Plc.; a 55%-owned Mexican subsidiary, United Pipeline de Mexico, S.A.; and a 89.6%-owned French subsidiary, Video Injection, S.A. For contractual joint ventures, the Company recognizes revenue and profits on its portion of the contract. All intercompany transactions and balances have been eliminated.

Accounting Estimates
--------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------

Certain previously reported amounts have been restated to conform to classifications adopted in 2001 or to reflect the Company's wastewater treatment, commercial construction and highway operations as discontinued operations.

Revenues
--------

Revenues include construction and installation revenues which are recognized using the percentage-of-completion method of accounting in the ratio of costs incurred to estimated final costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and equipment costs. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. When estimates indicate that a loss will be incurred on a contract on completion, a provision for the expected loss is recorded in the period in which the loss becomes evident. At December 31, 2001, there are no significant provisions for expected losses on contracts. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is reasonably assured.

Research and Development
------------------------

The Company expenses research and development costs as incurred. Research and development costs of $2.3 million, $2.4 million, and $2.4 million for the years ended December 31, 2001, 2000 and 1999, respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Taxes on Income
---------------

The Company provides for estimated income taxes payable or refundable on current year income tax returns as well as the estimated future tax effects attributable to temporary differences and carryforwards, based upon enacted tax laws and tax rates.

Earnings Per Share
------------------

Earnings per share have been calculated using the following share information:

                                                                 2001         2000         1999
                                                              ----------   ----------   ----------
Weighted average number of common shares used for basic EPS   26,427,276   24,834,413   25,460,287

Effect of dilutive stock options and warrants                    495,996      705,751      619,245
                                                              ----------   ----------   ----------
Weighted average number of common shares and dilutive
  potential common stock used in dilutive EPS                 26,923,272   25,540,164   26,079,532
                                                              ==========   ==========   ==========

Cash and Cash Equivalents
-------------------------

The Company classifies highly liquid investments with original maturities of 90 days or less as cash equivalents. Recorded book values are reasonable estimates of fair value for cash and cash equivalents.

Allowance for Doubtful Accounts
-------------------------------

Management makes estimates of the uncollectibility of accounts receivable. The Company records a reserve for specific accounts to reduce receivables to the amount that is expected to be collected. The specific reserves are reevaluated and adjusted as additional information is received. After all attempts to collect the receivable have failed, the receivable is written off against the reserve.

Inventories
-----------

Inventories are stated at the lower of cost (first-in, first-out) or market. Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value work-in-process, finished goods and construction materials. Standard cost includes direct labor, raw materials, and manufacturing overhead based on practical capacity.

Long-Lived Assets
-----------------

Property, plant and equipment, goodwill and other intangibles are recorded at cost and are amortized on a straight-line basis over their estimated useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such impairment tests are based on a comparison of undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset value is written down to its fair value.

Goodwill
--------

The Company amortizes goodwill over periods of 15 to 25 years on the straight-line basis. Amortization expense related to goodwill for the years ended December 31, 2001, 2000 and 1999 was $6.2 million, $3.8 million and $3.3 million, respectively.

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and requires separate recognition of intangible assets that meet certain criteria. This statement applies to all business combinations completed after June 30, 2001. The adoption of SFAS 141 did not have a significant impact on the Company's financial statements.

SFAS 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. As a result of this new standard, the Company continued to amortize goodwill which existed prior to June 30, 2001, through December 31, 2001, at which time amortization ceased and a transitional impairment test will be performed. Management is currently reviewing the new standard and evaluating the impact on its future consolidated financial statements and accounting policies and practices. Amortization of goodwill for 2001 totaled $6.2 million.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard will be adopted by the Company on January 1, 2003. Management believes that the adoption of SFAS No. 143 will not have a material impact on its future consolidated financial statements.

Foreign Currency Translation
----------------------------

Results of operations for foreign entities are translated using the average exchange rates during the period. Current assets and liabilities are translated to U.S. dollars using the exchange rates in effect at the balance sheet date, and the related translation adjustments are reported as a separate component of stockholders' equity.

3.       BUSINESS ACQUISITIONS

On February 28, 2001, the Company acquired 100% of the stock of Kinsel Industries, Inc. ("Kinsel") and an affiliated company, Tracks of Texas, Inc. ("Tracks"). Kinsel has operations in pipebursting, microtunneling, wastewater treatment plant construction, commercial construction and highway construction and maintenance. Tracks is a real estate and construction equipment leasing company that primarily leases equipment to Kinsel. The purchase price was approximately $80 million, paid in a combination of cash, notes and 1,847,165 shares of the Company's common stock valued at $35.51 per share. The transaction was accounted for by the purchase method of accounting, and accordingly, their results are included in the Company's consolidated income statement from the date of acquisition. The purchase price was allocated to assets and liabilities based on their respective fair value at the date of acquisition and resulted in goodwill of $61.2 million, which is being amortized over 20 years. There are no contingent payments, options, or commitments in connection with the acquisition. The Company subsequently decided to sell off portions of Kinsel that did not fit the Company's overall business strategy. (See Note 4.)

The following unaudited pro forma summary presents information as if Kinsel and Tracks had been acquired as of January 1, 2000. The pro forma amounts include certain adjustments, primarily to recognize depreciation and amortization, including amortization of goodwill, based on the allocated purchase price of Kinsel and Tracks assets, and do not reflect any benefits from economies which might be achieved from combining operations. The unaudited pro forma information has been presented for comparative purposes and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies (in thousands, except per share amounts):

                                       For the year ended December 31,
                                                (unaudited)
                                           2001           2000
                                        -----------    -----------
Revenues                                $   454,923    $   441,756
Income from continuing operations            25,398         35,338
Loss from discontinued operations              (843)          (550)
Net income                                   24,555         34,788

Earnings (loss) per share:
  Basic
    Income from continuing operations          0.96           1.32
    Loss from discontinued operations         (0.03)         (0.02)
    Net income                                 0.93           1.30


  Diluted
    Income from continuing operations          0.94           1.29
    Loss from discontinued operations         (0.03)         (0.02)
    Net income                                 0.91           1.27

During the third quarter of 2000, the Company acquired the remaining 50% ownership of Insituform Belgium N.V. (formerly known as K-Insituform N.V.), its joint venture in Belgium, for approximately $0.3 million, along with the remaining 33% ownership in Insituform France, S.A., for approximately $0.8 million. In addition, in July 2000, the Company completed its acquisition of 50% of Italcontrolli-Insituform S.r.l. (formerly known as Italcontrolli Nord S.r.l.), its licensee in Italy, for approximately $1.2 million. There was no material goodwill resulting from these acquisitions.

In February 2000, the Company acquired the rights to the Insituform CIPP Process and NuPipe(R) process for the states of New York and New Jersey, through the purchase of all of the shares of the capital stock in Insituform(R) Metropolitan, Inc. and the operating assets of certain of its affiliates. The Company paid the sellers or delivered into escrow an aggregate of $5.0 million in cash, in addition to assuming operating liabilities of the acquired business. The acquisition was accounted for by the purchase method and resulted in goodwill of $4.8 million.

On June 1, 1999, the Company completed its acquisition of all of the shares of its exclusive licensee of the Insituform CIPP Process in the Netherlands now named Insituform Rioolrenovatietechnieken B.V. from BFI Holdings B.V. The purchase price was NLG 25 million (approximately U.S. $11.7 million), which was paid in cash at closing. The acquisition was accounted for by the purchase method and resulted in goodwill of $10.8 million.

4.       DISCONTINUED OPERATIONS

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company has elected to early adopt the provisions of SFAS No. 144 for the year ended December 31, 2001. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 clarifies certain provisions related to SFAS No. 121 and expands the use of discontinued operations to all components of a business for which separate results of operations can be identified.

In the fourth quarter of 2001, the Company made the decision to sell certain operations acquired in the Kinsel transaction. Accordingly, the Company has classified as discontinued the wastewater treatment plant, commercial construction and highway operations acquired as part of the Kinsel acquisition. These operations are not consistent with the Company's operating strategy of providing differentiated trenchless rehabilitation and tunneling services. In February 2002, the Company completed the sale of the wastewater treatment plant effective January 1, 2002. The Company received $1.5 million in cash and a $2.0 million note for a total sale price of $3.5 million, resulting in a slight loss on the sale. The Company is currently marketing Kinsel's commercial construction and highway operations. As of December 31, 2001, assets held for disposal totaled $32.0 million, which included $7.6 million of unbilled receivables, while liabilities related to discontinued operations totaled $9.5 million. The results of operations for the discontinued operations are as follows (in thousands):

                                                                           2001
                                                                         --------
REVENUES:
     Wastewater Treatment Plant                                          $ 26,336
     Commercial Construction and Highway Operations                        30,576
                                                                         --------
                                                                         $ 56,912
                                                                         ========
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
     Wastewater Treatment Plant, net of tax of $230                      $    354
     Commercial Construction and Highway Operations, net of tax benefit
     of $277                                                                 (426)
                                                                         --------
                                                                         $    (72)
                                                                         ========

5.       RESTRUCTURING

In the fourth quarter of 2001, the Company recorded a restructuring charge of $4.1 million, $0.9 million of which is severance costs associated with the elimination of 112 company-wide positions specifically identified as of December 31, 2001. An additional $3.2 million of the charge relates to asset write-downs, lease cancellations and other costs associated with the closure of eight facilities in the United States and the disposal of the associated assets. As of December 31, 2001, the remaining liability is $1.4 million.

6.       ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31 (in thousands):

                                 2001       2000       1999
                                -------    -------    -------
Balance, at beginning of year   $ 2,067    $ 3,096    $ 2,909
Charged to expense                  537        442        590
Write-offs and adjustments         (396)    (1,471)      (403)
                                -------    -------    -------
Balance, at end of year         $ 2,208    $ 2,067    $ 3,096
                                =======    =======    =======

7.       COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at December 31 (in thousands):

                                                          2001          2000
                                                       ----------    ----------
Costs incurred on uncompleted contracts                $  230,004    $  172,529
Estimated earnings                                         61,859        54,499
                                                       ----------    ----------
                                                          291,863       227,028
Less-  Billings to date                                  (278,548)     (212,565)
                                                       ----------    ----------
                                                       $   13,315    $   14,463
                                                       ==========    ==========
Included in the accompanying balance sheets:
  Costs and estimated earnings in excess of billings   $   21,372    $   19,151
  Billings in excess of costs and estimated earnings       (8,057)       (4,688)
                                                       ----------    ----------
                                                       $   13,315    $   14,463
                                                       ==========    ==========

Costs and estimated earnings in excess of billings represent work performed which either due to contract stipulations or lacking contractual documentation needed, could not be billed. Substantially all unbilled amounts are expected to be billed and collected within one year. Retainage due after one year is approximately $5.5 million at December 31, 2001.

8.       INVENTORIES

Inventories are summarized as follows at December 31 (in thousands):

                                                         2001           2000
                                                      -----------    -----------
Raw materials and supplies                            $       710    $     1,376
Work-in-process                                             4,958          4,522
Finished products                                           1,270          1,872
Construction materials                                      6,374         10,351
                                                      -----------    -----------
                                                      $    13,312    $    18,121
                                                      ===========    ===========

9.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31 (in thousands):

                                    Estimated Useful
                                      Lives (Years)        2001           2000
                                    ----------------     ---------      --------
Land and land improvements               15 - 20         $   9,336      $ 11,485
Buildings and improvements               5 - 40             25,342        24,474
Machinery and equipment                  4 - 10             94,368        89,360
Furniture and fixtures                   3 - 10             11,300        10,927
Autos and trucks                         3 - 10              5,208         5,728
Construction in progress                                     6,839         7,183
                                                         ---------      --------
                                                           152,393       149,157

Less-  Accumulated depreciation                            (83,846)      (78,931)
                                                         ---------      --------
                                                         $  68,547      $ 70,226
                                                         =========      ========

10.      LONG-TERM DEBT AND LINE OF CREDIT

Long-term debt and line of credit consists of the following at December 31 (in thousands):

                                                                          2001         2000
                                                                       ---------    ---------
7.88% Senior Notes, payable in $15,715 annual installments beginning
  February 2001 through 2007, with interest payable semiannually       $  94,285    $ 110,000
Line of credit facility                                                   15,913           --
5.5% bank term loan, EUR 5.7 million, payable in seven equal annual
  installments through July 2006, with interest payable quarterly          3,618        4,582
Other notes, interest rates from 5.0% to 10.5%                            10,255        1,658
                                                                       ---------    ---------
                                                                         124,071      116,240
Less-  Current maturities                                                (35,218)     (18,023)
                                                                       ---------    ---------
                                                                       $  88,853    $  98,217
                                                                       =========    =========

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

During 2000, the Company obtained a line of credit facility with the capacity to borrow up to $50 million. The commitment fee paid per annum by the Company is 0.2% on the unborrowed balance. The Company is obligated to comply with certain financial ratios, and restrictive covenants, which mirror the Senior Note agreements. This line of credit facility expires March 31, 2003. The interest rates under this facility vary and are based on the prime rate. As of December 31, 2001, the rate was 4.75%. The unused availability on the line of credit facility as of December 31, 2001 was $34.1 million. There was no outstanding balance on the line of credit at the end of 2000.

At December 31, 2001 and 2000, the estimated fair value of the Company's long-term debt was approximately $124.4 million and $111.0 million, respectively. Fair value was estimated using discounted market rates for debt of similar risk and maturity.

Principal payments required to be made for each of the next five years and thereafter are summarized as follows (in thousands):

        Year                     Amount
        ----                     ------
        2002                    $ 35,218
        2003                      21,572
        2004                      17,229
        2005                      16,881
        2006                      16,475
        After 2006                16,696
                                --------
            Total               $124,071
                                ========

11.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31 (in thousands):

                                                           2001          2000
                                                         ---------     ---------
Accounts payable - trade                                 $  43,905     $  34,271
Compensation and profit sharing                              6,153        14,158
Interest                                                     3,039         3,632
Other                                                       15,205        11,768
                                                         ---------     ---------
                                                         $  68,302     $  63,829
                                                         =========     =========

12.      STOCKHOLDERS' EQUITY

Stock Option Plans
------------------

The 2001 Employee Equity Incentive Plan (the "Employee Incentive Plan") provides for the granting to employees of stock-based awards, including (a) stock appreciation rights, (b) restricted shares of common stock, (c) performance awards, (d) stock options and (e) stock units. The maximum number of shares of common stock which currently may be issued under the Employee Incentive Plan is 1,000,000. The Employee Incentive Plan is administered by the Board of Directors, which determines the eligibility, timing, pricing, amount, vesting and other terms and conditions of awards, including stock option awards. The Company accounts for options granted under this plan in accordance with APB 25. The exercise price of each option issued under the 2001 Employee Incentive Plan, equals the closing market price of the Company's stock on the date of grant and, therefore, the Company makes no charge to earnings with respect to these options. Stock options, issued under the 2001 Employee Incentive Plan, generally vest over three years and have an expiration date of up to five to ten years after the date of grant.

The 2001 Non-Employee Director Equity Incentive Plan (the "Non-Employee Director Incentive Plan"), provides for the granting of stock options to non-employee directors. The total number of shares of common stock available for issuance under the Non-Employee Director Incentive Plan is 200,000. The Non-Employee Director Incentive Plan is administered by the Board of Directors. Under the terms of the Non-Employee Director Incentive Plan, each non-employee director receives a stock option to purchase shares of common stock each year on the date of the Annual Meeting of Stockholders (or promptly thereafter, as determined by the Board), provided, that such director continues to be a non-employee director following such Annual Meeting. The purchase price per share of common stock for which each option is exercisable is the fair market value per share of common stock on the date the option is granted. Each option granted under the Non-Employee Director Incentive Plan is fully vested and exercisable immediately, and expires not later than ten years from the date of the grant.

Under the 1992 Employee Stock Option Plan (the "Employee Plan") and Director Stock Option Plan (the "Director Plan"), the Company may grant options to its employees and directors not to exceed 2,850,000 and 1,500,000 shares of common stock, respectively. No options are to be granted under the Employee Plan or the Director Plan since the adoption of the Employee Incentive Plan and the Non-Employee Director Incentive Plan. The plans are administered by the Board of Directors, which determines the timing of awards, individuals to be granted awards, the number of options to be awarded and the price, vesting schedule and other conditions of the options. The exercise price of each option equals the closing market price of the Company's stock on the date of grant and, therefore, the Company makes no charge to earnings with respect to these options. Options generally vest over three years and have an expiration date of up to five or ten years after the date of grant.

In accordance with SFAS No. 123, the Company has estimated the fair value of each option grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for the grants in 2001, 2000, and 1999, respectively: expected volatility of 75%, 62%, and 41%; risk-free interest rates of 4.8%, 5.1%, and 6.4%; expected lives of seven, five and five years and no dividends. Had compensation cost for the stock options granted been determined based on their fair value at the grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                               2001         2000         1999
                                            ----------   ----------   ----------
Net income:
  As reported                               $   24,868   $   34,906   $   25,983
  Pro forma                                     20,022       32,298       24,404
Basic earnings per share:
  As reported                                     0.94         1.41         1.02
  Pro forma                                       0.76         1.30         0.96
Dilutive earnings per share:
  As reported                                     0.92         1.37         1.00
  Pro forma                                       0.74         1.26         0.94

The following tables summarize information about options outstanding at December 31, 2001:

                                             Options Outstanding                  Options Exercisable
                                   ---------------------------------------     -------------------------
                                                    Weighted
                                                     Average      Weighted                     Weighted
                                                    Remaining      Average                      Average
       Range of                      Number        Contractual    Exercise        Number       Exercise
    Exercise Price                 Outstanding        Life          Price      Exercisable       Price
    --------------                 -----------     -----------    --------     -----------     ---------
$4.00 to $10.00                       222,759        5.5 years     $  8.76        222,759       $  8.76
$10.00 to $20.00                      513,703        4.1 years      $14.42        379,663        $14.37
$20.00 and above                    1,120,840        6.2 years      $28.93        450,357        $28.81
                                   ----------                                 -----------
                                    1,857,302        5.5 years      $22.50      1,052,779        $19.36
                                   ==========                                 ===========

                                                2001                       2000                        1999
                                     ------------------------    -----------------------    --------------------------
                                                     Weighted                   Weighted                    Weighted
                                                     Average                     Average                    Average
                                                     Exercise                   Exercise                    Exercise
                                       Shares         Price        Shares         Price        Shares        Price
                                     -----------     --------    -----------    --------    -----------     ----------
Options outstanding, beginning of
  year                                 1,743,002       $18.10      1,478,829       $12.14     1,508,998       $10.51
Granted                                  656,463        29.02        630,100        28.99       493,000        15.16
Exercised                               (416,963)       14.46       (364,708)       12.83      (485,558)       10.18
Forfeited                               (125,200)       22.20         (1,219)       10.84       (37,611)       11.56
                                     -----------                 -----------                -----------
      Options outstanding, end of
        year                           1,857,302       $22.50      1,743,002       $18.09     1,478,829       $12.14
                                     ===========                 ===========                ===========
Options exercisable, end of year       1,052,779       $19.36        913,824       $15.10       775,783       $11.32
                                     ===========                 ===========                ===========
Weighted average fair value of
  options granted                    $     21.26                 $     16.58                $      6.98

At December 31, 2001, 4,077,584 shares of common stock were reserved pursuant to stock option plans.

13.      OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following at December 31 (in thousands):

                                             2001           2000           1999
                                            ------         ------         ------
Investment income                           $2,226         $3,493         $3,464
Other                                           83            239            333
                                            ------         ------         ------
                                            $2,309         $3,732         $3,797
                                            ======         ======         ======

14.      TAXES ON INCOME

Income from continuing operations before taxes on income is as follows for the years ended December 31 (in thousands):


                                        2001             2000             1999
                                       -------          -------          -------
Domestic                               $28,871          $46,801          $39,463
Foreign                                 10,864           10,550            5,972
                                       -------          -------          -------
Total                                  $39,735          $57,351          $45,435
                                       =======          =======          =======

Provisions for taxes on income from continuing operations consist of the following components for the years ended December 31 (in thousands):

                                               2001         2000         1999
                                             --------     --------     --------
Current:
  Federal                                    $  8,320     $ 14,844     $ 12,670
  Foreign                                       4,822        4,454        2,491
  State                                         1,620        2,292        2,029
                                             --------     --------     --------
                                             $ 14,762     $ 21,590     $ 17,190
                                             --------     --------     --------

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

                                                            2001       2000       1999
                                                          ---------  ---------  ---------
Income taxes at U.S. federal statutory tax rate                35.0%      35.0%      35.0%
Increase in taxes resulting from:
  State income taxes, net of federal income tax benefit         3.2        3.6        3.6
  Goodwill amortization                                         2.4        1.3        1.6
  Effect of foreign income taxed at foreign rates              (0.1)       0.3        0.2
  Other                                                        (1.1)      (0.7)       1.2
                                                          ---------  ---------  ---------
Total taxes on income                                          39.4%      39.5%      41.6%
                                                          =========  =========  =========

Net deferred taxes consist of the following at December 31 (in thousands):

                                                              2001       2000
                                                             -------    -------
Deferred income tax assets:
  Foreign tax credits and net operating loss carryforwards   $ 1,183    $ 2,511
  Accrued expenses                                             2,597      2,937
  Other                                                        1,143        690
                                                             -------    -------
           Total deferred income tax assets                    4,923      6,138
                                                             -------    -------
Deferred income tax liabilities:
  Property, plant and equipment                               (4,114)    (2,818)
  Other                                                       (3,438)    (5,058)
                                                             -------    -------
           Total deferred income tax liabilities              (7,552)    (7,876)
                                                             -------    -------
           Net deferred income tax liabilities               $(2,629)   $(1,738)
                                                             =======    =======

Subject to the future taxable income on certain of the Company's subsidiaries, the Company's various foreign tax credits and net operating loss carryforwards have varying expiration dates, some ranging from 2006-2016, while $197,300 of net operating loss carryforwards have indefinite lives.

15.      COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases a number of its administrative operations facilities under noncancellable operating leases expiring at various dates through 2020. In addition, the Company leases certain construction, automotive and computer equipment on a multiyear, monthly or daily basis. Rent expense under all operating leases for 2001, 2000 and 1999 was $22.3 million, $17.7 million and $11.3 million, respectively. Rental expense paid to related parties was $453,500, $392,750 and $288,000 for the years ended December 31, 2001, 2000 and
1999, respectively. At December 31, 2001, the Company had under lease equipment with an original market value of approximately $57.8 million.

At December 31, 2001, the future minimum lease payments required under the noncancellable operating leases were as follows (in thousands):

                Year                           Minimum Lease Payments
                ----                           ----------------------
                2002                                   $14,370
                2003                                    10,878
                2004                                     7,873
                2005                                     4,141
                2006                                     2,382
                After 2006                               4,845
                                                       -------
                Total                                  $44,489
                                                       =======

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

Retirement Plans
----------------

Substantially all of the Company's employees are eligible to participate in Company sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. Total contributions to the domestic plans were $1.5 million, $4.4 million and $3.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

In addition, certain foreign subsidiaries maintain various other defined contribution retirement plans. Company contributions to such plans for the years ended December 31, 2001, 2000 and 1999, were $214,552, $352,000 and $138,000, respectively.

16.      SEGMENT AND GEOGRAPHIC INFORMATION

The Company has principally three operating segments: rehabilitation, tunneling and TiteLiner. The rehabilitation segment provides trenchless methods of rehabilitating sewers, pipelines and other conduits using a variety of technologies including the Insituform CIPP Process, pipebursting, microtunneling, and sliplining. The tunneling segment engages in trenchless tunneling used in the installation of new underground services, and the TiteLiner segment provides a method of lining steel lines with a corrosion and abrasion resistant pipe. These operating units represent strategic business units that offer distinct products and services and serve different markets.

The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on standalone operating income.

There were no customers which accounted for more than 10% of the Company's revenues during each of the three years ended December 31, 2001.

Financial information by segment is as follows at December 31 (in thousands):


Deferred:
  Federal                                              580         727        1,682
  Foreign                                              247         249         (180)
  State                                                 64          81          187
                                                  --------    --------     --------
                                                  $    891    $  1,057     $  1,689
                                                  --------    --------     --------
Total Tax Provision                               $ 15,653    $ 22,647     $ 18,879
                                                  ========    ========     ========


                                                   2001        2000        1999
                                                 ---------   ---------   ---------
Revenues:
  Rehabilitation                                 $ 369,219   $ 325,773   $ 276,438
  Tunneling                                         49,019      46,866      40,049
  TiteLiner                                         27,072      36,795      23,396
                                                 ---------   ---------   ---------
           Total revenues                        $ 445,310   $ 409,434   $ 339,883
                                                 =========   =========   =========
Operating income (loss):
  Rehabilitation                                 $  36,191   $  48,997   $  47,178
  Tunneling                                          5,754       5,858       4,965
  TiteLiner                                          4,820       8,111      (1,474)
                                                 ---------   ---------   ---------
           Total operating income                $  46,765   $  62,966   $  50,669
                                                 =========   =========   =========
Total assets:
  Rehabilitation                                 $ 311,949   $ 244,383   $ 197,670
  Tunneling                                         30,346      18,422      14,112
  TiteLiner                                         12,523      16,531      15,185
  Corporate                                         76,770      75,638      84,658
  Discontinued                                      32,034           0           0
                                                 ---------   ---------   ---------
           Total assets                          $ 463,622   $ 354,974   $ 311,625
                                                 =========   =========   =========

                                                      2001        2000        1999
                                                 ---------   ---------   ---------
Capital expenditures:
  Rehabilitation                                 $   8,474   $  17,053   $   7,583
  Tunneling                                          6,045       2,564         588
  TiteLiner                                             61       1,381         274
  Corporate                                          2,058       9,210       3,301
                                                 ---------   ---------   ---------
           Total capital expenditures            $  16,638   $  30,208   $  11,746
                                                 =========   =========   =========

Depreciation and amortization:
  Rehabilitation                                 $  16,893   $  12,482   $  12,131
  Tunneling                                          1,292       1,498       1,270
  TiteLiner                                          1,136       2,034       2,234
  Corporate                                          2,062       2,666       2,609
                                                 ---------   ---------   ---------
           Total depreciation and amortization   $  21,383   $  18,680   $  18,244
                                                 =========   =========   =========

Financial information by geographic area is as follows at December 31 (in thousands):

                                                   2001        2000        1999
                                                 ---------   ---------   ---------
Revenues:
  United States                                  $ 361,194   $ 333,246   $ 266,113
  Canada                                            23,482      22,199      12,856
  Other Foreign                                     60,634      53,989      60,914
                                                 ---------   ---------   ---------
           Total revenues                        $ 445,310   $ 409,434   $ 339,883
                                                 =========   =========   =========


Operating income:
  United States                                  $  39,003   $  55,326   $  46,446
  Canada                                             3,714       3,674         316
  Other Foreign                                      4,048       3,966       3,907
                                                 ---------   ---------   ---------
           Total operating income                $  46,765   $  62,966   $  50,669
                                                 =========   =========   =========
Long-lived assets:
  United States                                  $  66,805   $  67,224   $  55,448
  Canada                                             2,969       4,942       2,546
  Other Foreign                                     20,168      15,692      15,182
                                                 ---------   ---------   ---------
           Total long-lived assets               $  89,942   $  87,858   $  73,176
                                                 =========   =========   =========


17.      SUBSEQUENT EVENTS

In February 2002, the Company's Board of Directors adopted a Shareholder Rights Plan. Pursuant to the Shareholder Rights Plan, the Board of Directors declared a dividend distribution of one preferred stock purchase right ("Right") for each outstanding share of the Company's common stock, $.01 par value ("Common Stock"), payable to the Company's stockholders of record as of March 13, 2002. Each Right, when exercisable, entitles the holder to purchase from the Company one one-hundredth of a share of a new series of voting preferred stock, designated as Series A Junior Participating Preferred Stock, $0.10 par value, at an exercise price of $116.00 per one one-hundredth of a share.

The Rights will trade in tandem with the Common Stock until ten days after a "distribution event" (i.e., the announcement of an intention to acquire or the actual acquisition of 20% or more of the outstanding shares of Common Stock), at which time the Rights would become exercisable. Upon exercise, the holders of the Rights (other than the person who triggered the distribution event) will be able to purchase for the exercise price shares of Common Stock having the then market value of two times the aggregate exercise price of the rights. The rights expire on March 12, 2012, unless redeemed, exchanged or otherwise terminated at an earlier date.

18.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         (In thousands, except per share data)

                                                                    1st          2nd         3rd            4th
                                                                 ----------   ----------   ----------   ----------
Year ended December 31, 2001:
  Revenues                                                       $   98,850   $  118,071   $  112,310   $  116,079
  Operating income                                                    9,359       19,779        7,804        9,823
  Income from continuing operations                                   4,626       10,968        3,924        5,422
  Net income                                                          4,663       11,370        4,031        4,804
  Basic earnings per share:
    Income from continuing operations                            $     0.18   $     0.41   $     0.15   $     0.20
    Income (loss) from discontinued operations                           --         0.02           --        (0.02)
                                                                 ----------   ---------    ----------   ----------
  Net income                                                     $     0.18   $     0.42   $     0.15   $     0.18
  Dilutive earnings per share:
    Income from continuing operations                            $     0.18   $     0.40   $     0.14   $     0.20
    Income (loss) from discontinued operations                           --         0.01           --        (0.02)
                                                                 ----------   ---------    ----------   ----------
  Net income                                                     $     0.18   $     0.41   $     0.15   $     0.18
Year ended December 31, 2000:
  Revenues                                                       $   94,283   $   99,371   $  111,042   $  104,738
  Operating income                                                   11,619       15,289       19,518       16,540
  Net income                                                          6,093        8,375       11,168        9,270
  Basic earnings per share                                             0.25         0.34         0.45         1.41
  Dilutive earnings per share                                          0.24         0.33         0.44         0.36

                            INDEX TO EXHIBITS(1),(2)

2 Agreement and Plan of Merger dated January 13, 2001 by and among the Company, K Acquisition Corp. and TRX Acquisition Corp., Kinsel Industries, Inc. and Tracks of Texas, Inc. and the Kinsel/Tracks Shareholders (Incorporated by reference to Exhibit 2 to the Current Report on Form 8-K dated February 28, 2001 and filed March 14, 2001).

3.1 Restated Certificate of Incorporation, as amended, of the Company (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000), and Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.

3.2 By-Laws of the Company, as amended (Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2000).

4 Rights Agreement dated as of February 26, 2002 between Insituform Technologies, Inc. and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A dated March 8, 2002).

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

--------
(1) The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.
(2) Pursuant to Reg. Section 229.601, does not include certain instruments with respect to long-term debt of the Company and its consolidated subsidiaries not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.
(3) Management contract or compensatory plan or arrangement.

10.6 Employment Agreement dated October 25, 1995 between the Company and Robert W. Affholder (Incorporated by reference to Exhibit 2(d) to the Current Report on Form 8-K dated October 25, 1995), as amended by Amendment No. 1 dated as of October 25, 1998 to Employment Agreement (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 1998), and as amended by Amendment No. 2 dated as of December 31, 1999 to Employment Agreement, and as amended by Amendment No. 3 dated as of December 31, 2000 to Employment Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001), and as amended by Amendment No. 4 dated as of December 31, 2001 to Employment Agreement.(3)

10.7 Letter agreement dated as of February 9, 1999 between the Company and Thomas N. Kalishman (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1998).(3)

10.8 Employment Agreement dated February 1, 2001 between Insituform Europe and Antoine Menard. (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2000).(3)

10.9 Equipment Lease for 125 Ton American Crane (1) dated as of July 1, 2001 between A-Y-K-E Partnership and Affholder, Inc.

10.10 Equipment Lease for 90 Ton Link Belt Crane dated as of January 1, 2002 between A-Y-K-E Partnership and Affholder, Inc.

10.11 Equipment Lease for 125 Ton American Crane (2) dated as of January 1, 2002 between A-Y-K-E Partnership and Affholder, Inc.

10.12 Equipment Lease for 110 Ton American Crane dated as of January 1, 2002 between A-Y-K-E Partnership and Affholder, Inc.

10.13 1992 Employee Stock Option Plan of the Company (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 1999).(3)

10.14 1992 Director Stock Option Plan of the Company (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 1999).(3)

10.15    2001 Employee Equity Incentive Plan (Incorporated by reference to
         Exhibit 99.1 to the Registration Statement on Form S-8 No.
         33-66714).(3)

10.16 2001 Non-Employee Director Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 No. 33-66712).(3)

10.17 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30,
         2001).(3)

10.18 Insituform Mid-America, Inc. Stock Option Plan, as amended (Incorporated by reference to Exhibit 4(i) to the Registration Statement on Form S-8 No. 33-63953).(3)

10.19 Senior Management Voluntary Deferred Compensation Plan of the Company (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 1998), as amended by First Amendment thereto dated as of October 25, 2000.(3)

10.20 Form of Directors' Indemnification Agreement (Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 1988).(3)

21       Subsidiaries of the Company.

23       Consent of Arthur Andersen LLP.

24       Power of Attorney (See "Power of Attorney" in the Annual Report on Form
         10-K).

99.1 Letter of the Company, addressed to the Securities and Exchange Commission, regarding representations to the Company by Arthur Andersen LLP pursuant to Temporary Note 3T to Article 3 of Regulation S-X.