Form 10-K/A
period 2001-12-31
INSITUFORM TECHNOLOGIES INC
filed 2002-04-12
CIK 353020

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission file number 0-10786

                          INSITUFORM TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         13-3032158
---------------------------                          -------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         702 SPIRIT 40 PARK DRIVE
         CHESTERFIELD, MISSOURI                            63005
---------------------------------------------           --------------
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  636-530-8000
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                             ------

Securities registered pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                               -------------------
                      Class A Common Shares, $.01 par value
                         Preferred Stock Purchase Rights

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 15, 2002 was $573,500,807(1).

-----------------
(1) The aggregate market value as of March 15, 2002 was calculated in accordance with the provisions of Form 10-K, and excludes stock held by affiliates of the registrant (i.e., executive officers and directors of the registrant and persons holding 10% or more of the registrant's stock). The aggregate market value without these exclusions, as reported as of March 15, 2002, was $712,380,839.

         Shares of the registrant's Class A Common Shares, $.01 par value, outstanding as of March 15, 2002: 26,521,997 shares

         DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement to be filed with respect to the 2002 Annual Meeting of Stockholders-Part III.

                                Explanatory Note

         This Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 amends Part IV, Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" to correct clerical inaccuracies in Notes 7, 8, 16, and 18.

         The remaining items in the registrant's Annual Report on Form 10-K remain unchanged.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      1.       Financial Statements:

         The consolidated financial statements filed in this Annual Report on Form 10-K/A are listed in the attached Index to Consolidated Financial Statements and Schedules.

                  2.       Financial Statement Schedules:

         No financial statement schedules are included herein because they are not required or are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

                  3.       Exhibits:

         The exhibits required to be filed as part of this Annual Report on Form 10-K/A are listed in the attached Index to Exhibits.

         (b)      Current Reports on Form 8-K:  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 12, 2002             INSITUFORM TECHNOLOGIES, INC.


                                   By: /s/ Joseph A. White
                                      ------------------------------------------
                                      Joseph A. White
                                      Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                                 Title                              Date
---------                                                 -----                              ----
                       *                                                                April 12, 2002
--------------------------------------------
Anthony W. Hooper                                 Principal Executive Officer and
                                                  Director


/s/  Joseph A. White                                                                    April 12, 2002
--------------------------------------------
Joseph A. White                                   Principal Financial and Accounting
                                                  Officer


                       *                                                                April 12, 2002
--------------------------------------------
Robert W. Affholder                               Director


                       *                                                                April 12, 2002
--------------------------------------------
Paul A. Biddelman                                 Director


                       *                                                                April 12, 2002
--------------------------------------------
Stephen P. Cortinovis                             Director

                       *                                                                April 12, 2002
--------------------------------------------
Juanita H. Hinshaw                                Director


                       *                                                                April 12, 2002
--------------------------------------------
Thomas Kalishman                                  Director



Signature                                           Title                                    Date
---------                                           -----                                    ----


                       *                                                                April 12, 2002
--------------------------------------------
Sheldon Weinig                                    Director


                       *                                                                April 12, 2002
--------------------------------------------
Alfred L. Woods                                   Director



*By: /s/ Joseph A. White
     -------------------------
     Joseph A. White
     (Attorney-in-Fact)

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

6.       ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31 (in thousands):

                                 2001       2000       1999
                                -------    -------    -------
Balance, at beginning of year   $ 2,067    $ 3,096    $ 2,909
Charged to expense                  537        442        590
Write-offs and adjustments         (396)    (1,471)      (403)
                                -------    -------    -------
Balance, at end of year         $ 2,208    $ 2,067    $ 3,096
                                =======    =======    =======

7.       COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following at December 31 (in thousands):

                                                          2001          2000
                                                       ----------    ----------
Costs incurred on uncompleted contracts                $  230,004    $  172,529
Estimated earnings                                         61,859        54,499
                                                       ----------    ----------
                                                          291,863       227,028
Less-  Billings to date                                  (276,201)     (212,565)
                                                       ----------    ----------
                                                       $   15,662    $   14,463
                                                       ==========    ==========
Included in the accompanying balance sheets:
  Costs and estimated earnings in excess of billings   $   23,719    $   19,151
  Billings in excess of costs and estimated earnings       (8,057)       (4,688)
                                                       ----------    ----------
                                                       $   15,662    $   14,463
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

8.       INVENTORIES

Inventories are summarized as follows at December 31 (in thousands):

                                                         2001           2000
                                                      -----------    -----------
Raw materials and supplies                            $       710    $     1,376
Work-in-process                                             4,958          4,522
Finished products                                           1,670          1,872
Construction materials                                      6,374         10,351
                                                      -----------    -----------
                                                      $    13,712    $    18,121
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

There were no customers which accounted for more than 10% of the Company's revenues during each of the three years ended December 31, 2001.

Financial information by segment is as follows at December 31 (in thousands):

                                                   2001        2000        1999
                                                 ---------   ---------   ---------
Revenues:
  Rehabilitation                                 $ 369,219   $ 325,773   $ 276,438
  Tunneling                                         49,019      46,866      40,049
  TiteLiner                                         27,072      36,795      23,396
                                                 ---------   ---------   ---------
           Total revenues                        $ 445,310   $ 409,434   $ 339,883
                                                 =========   =========   =========
Operating income (loss):
  Rehabilitation                                 $  36,191   $  48,997   $  47,178
  Tunneling                                          5,754       5,858       4,965
  TiteLiner                                          4,820       8,111      (1,474)
                                                 ---------   ---------   ---------
           Total operating income                $  46,765   $  62,966   $  50,669
                                                 =========   =========   =========
Total assets:
  Rehabilitation                                 $ 311,949   $ 244,383   $ 197,670
  Tunneling                                         30,346      18,422      14,112
  TiteLiner                                         12,523      16,531      15,185
  Corporate                                         76,770      75,638      84,658
  Discontinued                                      32,034           0           0
                                                 ---------   ---------   ---------
           Total assets                          $ 463,622   $ 354,974   $ 311,625
                                                 =========   =========   =========

                                                      2001        2000        1999
                                                 ---------   ---------   ---------
Capital expenditures:
  Rehabilitation                                 $   8,474   $  17,053   $   7,583
  Tunneling                                          6,045       2,564         588
  TiteLiner                                             61       1,381         274
  Corporate                                          2,058       9,210       3,301
                                                 ---------   ---------   ---------
           Total capital expenditures            $  16,638   $  30,208   $  11,746
                                                 =========   =========   =========

Depreciation and amortization:
  Rehabilitation                                 $  16,893   $  12,482   $  12,131
  Tunneling                                          1,292       1,498       1,270
  TiteLiner                                          1,136       2,034       2,234
  Corporate                                          2,062       2,666       2,609
                                                 ---------   ---------   ---------
           Total depreciation and amortization   $  21,383   $  18,680   $  18,244
                                                 =========   =========   =========

Financial information by geographic area is as follows at December 31 (in thousands):

                                                   2001        2000        1999
                                                 ---------   ---------   ---------
Revenues:
  United States                                  $ 361,194   $ 333,246   $ 266,113
  Canada                                            23,482      22,199      12,856
  Other Foreign                                     60,634      53,989      60,914
                                                 ---------   ---------   ---------
           Total revenues                        $ 445,310   $ 409,434   $ 339,883
                                                 =========   =========   =========


Operating income:
  United States                                  $  39,003   $  55,326   $  46,446
  Canada                                             3,714       3,674         316
  Other Foreign                                      4,048       3,966       3,907
                                                 ---------   ---------   ---------
           Total operating income                $  46,765   $  62,966   $  50,669
                                                 =========   =========   =========
Long-lived assets:
  United States                                  $  63,467   $  67,224   $  55,448
  Canada                                             2,969       4,942       2,546
  Other Foreign                                     20,168      15,692      15,182
                                                 ---------   ---------   ---------
           Total long-lived assets               $  86,604   $  87,858   $  73,176
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

18.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         (In thousands, except per share data)

                                                                    1st          2nd         3rd            4th
                                                                 ----------   ----------   ----------   ----------
Year ended December 31, 2001:
  Revenues                                                       $   98,850   $  118,071   $  112,310   $  116,079
  Operating income                                                    9,359       19,779        7,804        9,823
  Income from continuing operations                                   4,542       11,081        3,895        5,422
  Net income                                                          4,626       11,437        4,001        4,804
  Basic earnings per share:
    Income from continuing operations                            $     0.18   $     0.41   $     0.15   $     0.20
    Income (loss) from discontinued operations                           --         0.01           --        (0.02)
                                                                 ----------   ---------    ----------   ----------
  Net income                                                     $     0.18   $     0.43   $     0.15   $     0.18
  Dilutive earnings per share:
    Income from continuing operations                            $     0.17   $     0.40   $     0.14   $     0.20
    Income (loss) from discontinued operations                           --         0.01           --        (0.02)
                                                                 ----------   ---------    ----------   ----------
  Net income                                                     $     0.18   $     0.42   $     0.15   $     0.18
Year ended December 31, 2000:
  Revenues                                                       $   94,283   $   99,371   $  111,042   $  104,738
  Operating income                                                   11,619       15,289       19,518       16,540
  Net income                                                          6,093        8,375       11,168        9,270
  Basic earnings per share                                             0.25         0.34         0.45         0.37
  Dilutive earnings per share                                          0.24         0.33         0.44         0.36

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

--------
(1) The Company's current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.
(2) Pursuant to Reg. Section 229.601, does not include certain instruments with respect to long-term debt of the Company and its consolidated subsidiaries not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.
(3) Management contract or compensatory plan or arrangement.
(4) Filed previously with original report on Form 10-K.

10.6 Employment Agreement dated October 25, 1995 between the Company and Robert W. Affholder (Incorporated by reference to Exhibit 2(d) to the Current Report on Form 8-K dated October 25, 1995), as amended by Amendment No. 1 dated as of October 25, 1998 to Employment Agreement (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 1998), and as amended by Amendment No. 2 dated as of December 31, 1999 to Employment Agreement, and as amended by Amendment No. 3 dated as of December 31, 2000 to Employment Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001), and as amended by Amendment No. 4 dated as of December 31, 2001 to Employment Agreement.(3)

10.7 Letter agreement dated as of February 9, 1999 between the Company and Thomas N. Kalishman (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1998).(3)

10.8 Employment Agreement dated February 1, 2001 between Insituform Europe and Antoine Menard. (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2000).(3)

10.9 Equipment Lease for 125 Ton American Crane (1) dated as of July 1, 2001 between A-Y-K-E Partnership and Affholder, Inc.(4)

10.10 Equipment Lease for 90 Ton Link Belt Crane dated as of January 1, 2002 between A-Y-K-E Partnership and Affholder, Inc.(4)

10.11 Equipment Lease for 125 Ton American Crane (2) dated as of January 1, 2002 between A-Y-K-E Partnership and Affholder, Inc.(4)

10.12 Equipment Lease for 110 Ton American Crane dated as of January 1, 2002 between A-Y-K-E Partnership and Affholder, Inc.(4)

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

10.18 Insituform Mid-America, Inc. Stock Option Plan, as amended (Incorporated by reference to Exhibit 4(i) to the Registration Statement on Form S-8 No. 33-63953).(3)

10.19 Senior Management Voluntary Deferred Compensation Plan of the Company (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 1998), as amended by First Amendment thereto dated as of October 25, 2000.(3)

10.20 Form of Directors' Indemnification Agreement (Incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 1988).(3)

21       Subsidiaries of the Company.(4)

23       Consent of Arthur Andersen LLP.

24       Power of Attorney.(4)

99.1 Letter of the Company, addressed to the Securities and Exchange Commission, regarding representations to the Company by Arthur Andersen LLP pursuant to Temporary Note 3T to Article 3 of Regulation S-X.(4)