Form 10-Q
period 2002-03-31
INSITUFORM TECHNOLOGIES INC
filed 2002-05-15
CIK 353020

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly Period Ended               March 31, 2002
                              --------------------------------------------------

Commission file number                           #0-10786
                      ----------------------------------------------------------

                          Insituform Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       13-3032158
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


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


                                   Yes  X      No
                                       ---        ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                Outstanding at May 10, 2002
---------------------------------------------     ------------------------------
    Class A Common Stock, $.01 par value                26,556,802 Shares

                                      INDEX



                                                                                                       Page No.

Part I         Financial Information:

               Item 1.   Financial Statements:

                         Consolidated Statements of Income.................................................3

                         Consolidated Balance Sheets.......................................................4

                         Consolidated Statements of Cash Flows.............................................5

                         Notes to Consolidated Financial Statements........................................6

               Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations..............................................10

               Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................13


Part II        Other Information:

               Item 1.   Legal Proceedings................................................................13

               Item 6.   Exhibits and Reports on Form 8-K.................................................13


Signatures................................................................................................14

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                    2002                2001
                                                                 ---------           ---------
REVENUES                                                         $ 111,176           $  98,850
COST OF REVENUES                                                    82,287              68,951
                                                                 ---------           ---------
GROSS PROFIT                                                        28,889              29,899
SELLING, GENERAL AND ADMINISTRATIVE                                 17,673              20,540
                                                                 ---------           ---------
OPERATING INCOME                                                    11,216               9,359
OTHER (EXPENSE) INCOME:
     Interest expense                                               (2,189)             (2,451)
     Other                                                             451                 662
                                                                 ---------           ---------
TOTAL OTHER EXPENSE                                                 (1,738)             (1,789)
                                                                 ---------           ---------
INCOME BEFORE TAXES ON INCOME                                        9,478               7,570
TAXES ON INCOME                                                      3,696               3,052
                                                                 ---------           ---------
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS              5,782               4,518
MINORITY INTERESTS                                                     (31)                (98)
EQUITY IN EARNINGS OF AFFILIATED COMPANIES                             154                 122
                                                                 ---------           ---------
INCOME FROM CONTINUING OPERATIONS                                    5,905               4,542
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                          (1,602)                 84
                                                                 ---------           ---------
NET INCOME                                                       $   4,303           $   4,626
                                                                 =========           =========
EARNINGS PER SHARE OF COMMON STOCK AND COMMON
     STOCK EQUIVALENTS:

     Basic:
         Income from continuing operations                       $    0.22           $    0.18
         Discontinued operations                                     (0.06)               --
                                                                 ---------           ---------
         Net income                                              $    0.16           $    0.18
                                                                 =========           =========

     Diluted:
         Income from continuing operations                       $    0.22           $    0.17
         Discontinued operations                                     (0.06)               --
                                                                 ---------           ---------
         Net income                                              $    0.16           $    0.18
                                                                 =========           =========









          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                               UNAUDITED
                                                                             MARCH 31, 2002   DECEMBER 31, 2001
                                                                             --------------   -----------------

ASSETS
     CURRENT ASSETS
         Cash and cash equivalents, including restricted cash of
          $4,086 and $4,262, respectively                                       $  58,512        $  74,649
         Receivables, net                                                          86,981           86,191
         Retainage                                                                 21,272           21,327
         Costs and estimated earnings in excess of billings                        25,749           23,719
         Inventories                                                               13,626           13,712
         Prepaid expenses and other                                                10,862            8,135
         Assets held for disposal                                                  14,895           32,034
                                                                                ---------        ---------
     TOTAL CURRENT ASSETS                                                         231,897          259,767
     PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation                  72,452           68,547
     OTHER ASSETS
         Goodwill                                                                 121,987          117,251
         Other assets                                                              17,916           18,057
                                                                                ---------        ---------
     TOTAL OTHER ASSETS                                                           139,903          135,308
                                                                                ---------        ---------

TOTAL ASSETS                                                                    $ 444,252        $ 463,622
                                                                                =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Current maturities of long-term debt and line of credit                $  35,462        $  35,218
         Accounts payable and accrued expenses                                     68,584           68,302
         Billings in excess of costs and estimated earnings                         6,876            8,057
         Liabilities related to discontinued operations                             3,471            9,471
                                                                                ---------        ---------
     TOTAL CURRENT LIABILITIES                                                    114,393          121,048
                                                                                ---------        ---------
     LONG-TERM DEBT, less current maturities                                       73,518           88,853
     OTHER LIABILITIES                                                              1,666            2,039
     TOTAL LIABILITIES                                                            189,577          211,940
     MINORITY INTERESTS                                                             1,579            1,555
     STOCKHOLDERS' EQUITY
         Preferred stock, undesignated, $.10 par - shares authorized
           1,400,000; none outstanding                                               --               --
         Series A Junior Participating Preferred stock, $.10 par - shares
           authorized 600,000; none outstanding                                      --               --
         Common stock, $.01 par - shares authorized 60,000,000;
           shares outstanding 26,538,975 and 26,602,385                               286              286
         Additional paid-in capital                                               130,143          129,651
         Retained earnings                                                        176,415          172,112
         Treasury stock -- 2,068,773 and 1,968,773 shares                         (46,762)         (44,563)
         Cumulative foreign currency translation adjustments                       (6,986)          (7,359)
                                                                                ---------        ---------
     TOTAL STOCKHOLDERS' EQUITY                                                   253,096          250,127
                                                                                ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 444,252        $ 463,622
                                                                                =========        =========





          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                       FOR THE THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                       2002            2001
                                                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                           $  4,303        $  4,626
     Income (loss) from discontinued operations                                         1,602             (84)
                                                                                     --------        --------
INCOME FROM CONTINUING OPERATIONS                                                       5,905           4,542
                                                                                     --------        --------
ADJUSTMENTS TO RECONCILE NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation                                                                       3,342           3,553
     Amortization                                                                         358           1,463
     Other                                                                                884             337
     Deferred income taxes                                                                 48              22
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF PURCHASED BUSINESSES:
     Receivables, including costs and estimated earnings in excess of billings         (2,765)          6,218
     Inventories                                                                           86              90
     Prepaid expenses and other assets                                                   (726)           (215)
     Accounts payable and accrued expenses                                               (916)        (10,581)
                                                                                     --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                      6,216           5,429
NET CASH USED BY OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS                         (337)           (689)
                                                                                     --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               5,879           4,740
                                                                                     --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                              (5,499)         (3,694)
     Proceeds from sale of fixed assets                                                 1,200            --
     Purchases of businesses, net of cash acquired                                       --            (1,539)
     Cash from sale of business                                                         1,515            --
     Other investing activities                                                             2             124
                                                                                     --------        --------
NET CASH USED IN INVESTING ACTIVITIES                                                  (2,782)         (5,109)
                                                                                     --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                               492           2,407
     Purchases of treasury stock                                                       (2,199)         (2,513)
     Principal payments on long-term debt                                             (17,189)        (15,655)
     Increase (decrease) in notes payable                                                 (76)         14,332
                                                                                     --------        --------
NET CASH USED IN FINANCING ACTIVITIES                                                 (18,972)         (1,429)
                                                                                     --------        --------
Effect of exchange rate changes on cash                                                  (262)           (856)
                                                                                     --------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                              (16,137)         (2,654)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         74,649          64,107
                                                                                     --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 58,512        $ 61,453
                                                                                     ========        ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                                                                                       2002            2001
                                                                                     --------        --------
CASH PAID DURING THREE MONTHS ENDED MARCH 31, FOR:
     Interest                                                                        $  3,804        $  4,552
     Income taxes                                                                    $  1,900        $  2,049

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Note receivable on sale of business                                             $  2,000        $   --
     Note payable issued in connection with business acquisitions                    $   --          $  5,350
     Reissuance of treasury shares in connection with business
       acquisitions                                                                  $   --          $ 64,650




          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002


1.   GENERAL

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2002 (unaudited) and the unaudited results of operations and cash flows for the three months ended March 31, 2002 and 2001. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 2001 Annual Report on Form 10-K.

     The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

2.   BUSINESS ACQUISITIONS

     On February 28, 2001, the Company acquired 100% of the stock of Kinsel Industries, Inc. ("Kinsel") and an affiliated company, Tracks of Texas, Inc. ("Tracks"). Kinsel has operations in pipebursting, microtunneling, commercial construction and highway construction and maintenance. Tracks is a real estate and construction equipment leasing company that primarily leases equipment to Kinsel. The purchase price was approximately $80 million, paid in a combination of cash, notes and 1,847,165 shares of the Company's common stock valued at $35.51 per share. The transaction was accounted for by the purchase method of accounting, and accordingly, their results are included in the Company's consolidated income statement from the date of acquisition. The purchase price was allocated to assets and liabilities based on their respective fair value at the date of acquisition and resulted in goodwill of $61.2 million, which was being amortized over 20 years through December 31, 2001 at which time amortization ceased. There are no contingent payments, options, or commitments in connection with the acquisition. The Company subsequently decided to sell off portions of Kinsel that did not fit the Company's overall business strategy. Kinsel's wastewater treatment plant construction operations were sold effective January 1, 2002.

     The following unaudited pro forma summary presents information as if Kinsel and Tracks had been acquired as of January 1, 2001. The pro forma amounts include certain adjustments, primarily to recognize depreciation and amortization, including amortization of goodwill, based on the allocated purchase price of Kinsel and Tracks assets, and do not reflect any benefits from economies which might be achieved from combining operations. The unaudited pro forma information has been presented for comparative purposes and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies (in thousands, except per share amounts):



                                                     FOR THE QUARTER ENDED MARCH 31, 2001
                                                                  (UNAUDITED)

     Revenues                                                      $108,463
     Income from continuing operations                                5,000
     Loss from discontinued operations                                 (687)
     Net income                                                       4,313

     Earnings (loss) per share:
         Basic
           Income from continuing operations                           0.19
           Loss from discontinued operations                          (0.03)
           Net income                                                  0.16

         Diluted
           Income from continuing operations                           0.18
           Loss from discontinued operations                          (0.02)
           Net income                                                  0.16

3.   DISCONTINUED OPERATIONS

     In the fourth quarter of 2001, the Company made the decision to sell certain operations acquired in the Kinsel transaction. Accordingly, the Company has classified as discontinued the wastewater treatment plant, commercial construction and highway operations acquired as part of the Kinsel acquisition. These operations are not consistent with the Company's operating strategy of providing differentiated trenchless rehabilitation and tunneling services. In February 2002, the Company completed the sale of the wastewater treatment plant effective January 1, 2002. The Company received $1.5 million in cash and a $2.0 million note for a total sale price of $3.5 million, resulting in a slight loss on the sale. The Company is currently marketing Kinsel's commercial construction and highway operations. As of March 31, 2002 and December 31, 2001, assets held for disposal totaled $14.9 million and $32.0 million, respectively and included $4.9 million and $7.6 million of unbilled receivables, respectively. Liabilities related to discontinued operations totaled $3.5 million and $9.5 million at March 31, 2002 and December 31, 2001, respectively. The results of operations for the discontinued operations are as follows (in thousands):

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                      2002              2001
                                                                      ----              ----
     REVENUES:
        Wastewater Treatment Plant                                   $    -             $2,276
        Commercial Construction and Highway Operations                8,622              2,106

     INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
        Wastewater Treatment Plant, net of tax of $348 and
        $27, respectively                                              (642)                47
        Commercial Construction and Highway Operations, net
        of tax of $563 and $19, respectively                           (960)                37

4.   COMPREHENSIVE INCOME

     For the quarters ended March 31, 2002 and 2001, comprehensive income was $4.7 million and $3.7 million, respectively. The Company's adjustment to comprehensive income consists solely of cumulative foreign currency translation adjustments.

5.   EARNINGS PER SHARE

     Earnings per share have been calculated using the following share information:



                                                                           THREE MONTHS ENDED MARCH 31,
                                                                             2002              2001
                                                                             ----              ----
     Weighted average number of common shares
       used for basic EPS                                                 26,553,506         25,566,024
     Effect of dilutive stock options and warrants                           288,655            697,482
                                                                             -------            -------
     Weighted average number of common shares
       and dilutive potential common stock used in dilutive EPS           26,842,161         26,263,506
                                                                          ==========         ==========

6.   SEGMENT REPORTING

     The Company has three operating segments: rehabilitation, tunneling, and corrosion and abrasion ("TiteLiner(R)"). These operating units represent strategic business units that offer distinct products and services and correspond with the current organizational structure.

     The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on standalone operating income.

     Financial information by segment is as follows (in thousands):


                                            THREE MONTHS ENDED MARCH 31,
                                               2002             2001
                                               ----             ----

                 Revenues
                      Rehabilitation          $ 91,442       $ 81,975
                      Tunneling                 15,176          9,450
                      TiteLiner(R)               4,558          7,425
                                              --------       --------
                 Total Revenues               $111,176       $ 98,850
                                              ========       ========

                 Gross Profit
                      Rehabilitation          $ 24,307       $ 25,640
                      Tunneling                  3,051          1,947
                      TiteLiner(R)               1,531          2,312
                                              --------       --------
                 Total Gross Profit           $ 28,889       $ 29,899
                                              ========       ========

                 Operating Income
                      Rehabilitation          $  8,608       $  6,879
                      Tunneling                  1,866            967
                      TiteLiner(R)                 742          1,513
                                              --------       --------
                 Total Operating Income       $ 11,216       $  9,359
                                              ========       ========

7.   ACQUIRED INTANGIBLE ASSETS AND GOODWILL

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that certain intangible assets deemed to have an indefinite useful life, such as goodwill, should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS 142 is effective for fiscal periods beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002, at which time amortization ceased and a transitional impairment test was performed. Management retained an independent party to perform a valuation of goodwill and other intangibles as of that date and determined that no impairment of goodwill existed.

     Intangible assets are as follows (in thousands):

                                                            AS OF MARCH 31, 2002
                                                      GROSS CARRYING     ACCUMULATED
                                                        AMOUNT          AMORTIZATION
                Amortized intangible assets:
                    Patents                                $ 21,889       $(16,497)
                    License Agreements                        3,409         (1,300)
                    Non-Compete Agreements                    1,688         (1,583)
                                                           --------       --------
                Total                                      $ 26,986       $(19,380)
                                                           ========       ========


                Aggregate Amortization Expense:
                    For quarter ended March 31, 2002                          $358

                Estimated Amortization Expense:
                    For year ended December 31, 2002                        $1,213
                    For year ended December 31, 2003                         1,193
                    For year ended December 31, 2004                         1,159
                    For year ended December 31, 2005                         1,141
                    For year ended December 31, 2006                         1,127

     There was no goodwill in the tunneling and TiteLiner segments at March 31, 2002. Changes in the carrying amount of goodwill in the rehabilitation segment for the three months ended March 31, 2002 were as follows (in thousands):

     Balance as of December 31, 2001                                                 $117,251
         Reassignment of goodwill due
           to adoption of SFAS 142                                                      4,792
         Impact of foreign exchange rates                                                 (56)
                                                                                     --------
     Balance as of March 31, 2002                                                    $121,987
                                                                                     ========

     The effect of the adoption of SFAS 142 on reported net income was as follows (in thousands, except per share information):



                                                                                       FOR THE THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                       2002           2001
                                                                                       ----           ----

      Reported income from continuing operations                                      $ 5,905          $4,542
      Add: Goodwill amortization related to continuing operations                          --           1,172
                                                                                      -------          ------
      Adjusted income from continuing operations                                      $ 5,905          $5,714
      Reported net income (loss) from discontinued operations                          (1,602)             84
      Add: Goodwill amortization related to discontinued operations                        --              20
                                                                                      -------          ------
      Adjusted net income                                                             $ 4,303          $5,818
                                                                                      =======          ======

      Basic earnings per share:

          Reported income from continuing operations                                  $  0.22          $ 0.18
          Add: Goodwill amortization related to continuing operations                      --            0.05
                                                                                      -------          ------
          Adjusted income from continuing operations                                  $  0.22          $ 0.22
          Reported net income (loss) from discontinued operations                       (0.06)             --
          Add: Goodwill amortization related to discontinued operations                    --              --
                                                                                      -------          ------
          Adjusted net income                                                         $  0.16          $ 0.23
                                                                                      =======          ======



     Diluted earnings per share:
            Reported income from continuing operations                            $   0.22             $   0.17
            Add: Goodwill amortization related to continuing operations              --                    0.04
                                                                                  --------             --------
            Adjusted income from continuing operations                            $   0.22             $   0.22
            Reported net income (loss) from discontinued operations                  (0.06)               --
            Add: Goodwill amortization related to discontinued operations            --                   --
                                                                                  --------             --------
            Adjusted net income                                                   $   0.16             $   0.22
                                                                                  ========             ========


8.   LITIGATION

     The Company is involved in certain litigation incidental to the conduct of its business. The Company does not believe that the outcome of any such litigation will have a material adverse effect on the Company's financial position, results of operations and liquidity. The financial statements include the estimated amounts of liabilities that are likely to be incurred from these and various other pending litigation and claims.

9.   SUBSEQUENT EVENTS

     On May 1, 2002, the Company acquired the business and certain assets and liabilities of Elmore Pipe Jacking, Inc. and an affiliated company. The purchase price was approximately $12.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and results of operations during the periods included in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS - Three Months Ended March 31, 2002 and 2001


The following table highlights the results for each of the segments and periods presented (in thousands):

     THREE MONTHS ENDED MARCH 31, 2002:

                             REHABILITATION       TUNNELING         TITELINER         TOTAL

         Revenues                $91,442           $15,176           $4,558          $111,176
         Gross Profit             24,307             3,051            1,531            28,889
         Operating Income          8,608             1,866              742            11,216

     THREE MONTHS ENDED MARCH 31, 2001:

                             REHABILITATION      TUNNELING         TITELINER          TOTAL

         Revenues                $81,975            $9,450           $7,425           $98,850
         Gross Profit             25,640             1,947            2,312            29,899
         Operating Income          6,879               967            1,513             9,359



Consolidated revenues from continuing operations for the first quarter of 2002 were $111.2 million, a 12.5% increase over first quarter 2001 revenues from continuing operations of $98.9 million. Revenues in the Company's tunneling operations increased 60.6%, and rehabilitation revenues increased 11.5% compared to the prior year's first quarter. The inception of work on several large, new tunneling projects is the reason for the significant increase in tunneling revenues. The increase in rehabilitation revenues can be partially attributed to three months of activity in the first quarter of 2002 from the operations acquired in the Kinsel acquisition compared to one month of activity in the first quarter of 2001. Revenues in the Company's TiteLiner segment continue to reflect the impact of depressed copper and palladium prices whose mining operators are traditional customers of the TiteLiner product.

Cost of revenues increased 19.3% in the first quarter of 2002 to $82.3 million from $69.0 million in the first quarter of the prior year. Kinsel operations accounted for $7.8 million of the increase, reflecting a full three months of activity in 2002 compared to only one month in the first quarter of 2001.

The Company's first quarter 2002 gross profit decreased $1.0 million, or 3.4%, to $28.9 million versus $29.9 million in the same quarter of the prior year. The Company's overall gross margin decreased from 30.2% to 26.0% compared to the first quarter last year. Cost of revenues in the Company's rehabilitation operations outpaced revenue growth due to continuing price pressure in the marketplace leading to the decrease in gross margin. Additionally, high revenue growth in the Company's tunneling operations caused consolidated gross margins to decrease due to the lower relative gross margins from tunneling projects compared to rehabilitation and TiteLiner projects.

Selling, general and administrative expenses decreased $2.9 million, or 14.0%, to $17.7 million in the first quarter of 2002 compared to $20.5 million in the first quarter of 2001. Selling, general and administrative expenses decreased to 15.9% of revenues in 2002 compared to 20.8% of revenues in the same quarter last year. Due to adoption of SFAS 142, goodwill is no longer amortized, resulting in a decrease in amortization expense of $1.2 million compared to the first quarter of the prior year. Additionally, a continued focus on reduction of overhead costs across all business units led to significant decreases in overhead costs in the Company's rehabilitation operations compared to the first quarter of 2001. The Company's tunneling segment held selling, general and administrative expenses constant in the first quarter of 2002 compared to the first quarter of the prior year, despite significant increases in operating activity. As a partial offset, incentive compensation and profit sharing expense was higher in the first quarter of 2002 compared to first quarter 2001.

Due to cost savings in selling, general and administrative expenses, operating income increased to $11.2 million for the first quarter of 2002, a 19.8% increase over first quarter 2001 operating income of $9.4 million. Significant increases in operating income were achieved in the tunneling and rehabilitation business segments due to increases in tunneling revenues and decreases in rehabilitation selling, general and administrative expenses.

Other expense remained relatively unchanged at $1.7 million in the first quarter of 2002 versus $1.8 million in the same period of 2001. Interest expense savings from the scheduled mid-quarter debt payment on the Company's Senior Notes, Series A (the "Senior Notes") was partially offset by short-term borrowing outstanding for a greater portion of the current year first quarter. Investment income was lower in the first quarter of 2002 due to lower interest rates on cash balances compared to the first quarter 2001. The Company's effective tax rate was 39.0% for the first quarter of 2002, compared to a 40.3% effective tax rate in the first quarter of 2001. The effective tax rate decreased primarily due to the elimination of goodwill amortization beginning January 1, 2002.

As a result of the above, consolidated income from continuing operations increased 30.0% to $5.9 million in the first quarter of 2002, compared to $4.5 million in the same period of the previous year. A loss from discontinued operations of $1.6 million was realized in the first quarter of 2002, compared to $0.1 million of income in the first quarter of 2001. The loss from discontinued operations was a result of additional cost incurred related to the Company's previous ownership of the Kinsel wastewater treatment plant operations. Difficulties in completion of two large jobs in the Kinsel highway division also contributed to the loss. The resulting net income in the first quarter of 2002 for the Company was $4.3 million, compared to $4.6 million in the first quarter of 2001, a 7.0% decline over the prior year.

BACKLOG

The following table highlights backlog for each of the segments and at each date presented (in millions):

MARCH 31, 2002:
                                                                   2002                   APPARENT LOW BID AND
                                                           APPARENT LOW BID AND              UNRELEASED TERM
                                  CONTRACT BACKLOG            UNRELEASED TERM             AVAILABLE BEYOND 2002

      Rehabilitation                   $109.9                       $77.1                        $170.4
      Tunneling                          95.2                         9.8                          21.6
      TiteLiner(R)                        1.9                         -                              -
                                          ---                        ---                            ---
      Total                            $207.0                       $86.9                        $192.0
                                       ======                       =====                        ======

DECEMBER 31, 2001:
                                                                   2002                   APPARENT LOW BID AND
                                                           APPARENT LOW BID AND              UNRELEASED TERM
                                  CONTRACT BACKLOG            UNRELEASED TERM             AVAILABLE BEYOND 2002

      Rehabilitation                   $125.8                       $87.0                        $148.9
      Tunneling                          36.4                        11.0                          61.9
      TiteLiner(R)                        2.1                         -                              -
                                          ---                        ---                            ---
      Total                            $164.3                       $98.0                        $210.8
                                       ======                       =====                        ======

Contract backlog is management's expectation of revenues to be generated from received, signed, uncompleted contracts whose cancellation is not anticipated at the time of reporting. Reported contract backlog excludes any term contract amounts for which there is not specific and determinable work released. At March 31, 2002 and December 31, 2001, the Company reported contract backlog (excluding projects where the Company has been advised that it is the low bidder, but not formally awarded the contract) in the amounts of approximately $207.0 million and $164.3 million, respectively. The Company anticipates that a significant portion of contract backlog reported at March 31, 2002 and an additional $86.9 million of unreleased term contracts and jobs on which the Company is the apparent low bidder will be completed in 2002. An additional $192.0 million of unreleased term contract work and work on which the Company is the apparent low bidder is anticipated for completion in 2003 and beyond. All backlog values are the estimate of management based on contracts outstanding at March 31, 2002 and are subject to change due to factors beyond the control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, cash and cash equivalents were $58.5 million, compared to $74.6 million at December 31, 2001. The cash balance at March 31, 2002 includes $4.1 million of cash and cash equivalents restricted in various escrow accounts. Operating cash flow from continuing operations of $6.2 million was the largest source of funds during the first quarter of 2002. Working capital was $117.5 million at March 31, 2002 compared to $138.7 million at December 31, 2001. The decrease in working capital was primarily due to the sale during the first quarter of 2002 of the Company's wastewater treatment plant operations previously classified as discontinued. Discontinued operations used $0.3 million in the first quarter of 2002, compared to $0.7 million in the first quarter of 2001.

The sale of the Company's Kinsel wastewater treatment plant operations in February contributed $1.5 million to cash during the first quarter of 2002. An additional $1.2 million of cash was received on the sale of fixed assets.

Significant uses of cash included a scheduled principal installment of $15.7 million on the Company's Senior Notes, $5.5 million in capital expenditures and $2.2 million for the repurchase of the Company's common stock during the quarter. Capital expenditures related primarily to the purchase of replacement equipment and additional machinery necessary to expand operations. A significant portion of first quarter 2002 capital expenditures was for the purchase of machinery and equipment necessary to start several large jobs in the tunneling segment. During the three months ended March 31, 2002, the Company repurchased 100,000 shares of the Company's common stock for a total of $2.2 million, compared to 80,400 shares repurchased for $2.5 million in the first three months of 2001. The Company has used cash in the cumulative amount of $69.6 million for the repurchase of 3,770,115 shares through March 31, 2002 since inception of the stock repurchase program which was originally authorized in 1998. Repurchased shares are held as treasury stock until reissued.

Financing activities used $19.0 million in the first quarter of 2002, compared to $1.4 million used in the first quarter of 2001. The difference is due to an increase in notes payable of $14.3 million and proceeds of $2.4 million from the sale of stock related to stock option exercises in the prior year's first quarter, compared to $0.5 million in proceeds from the stock option exercises and a slight decrease in notes payable in the current year's first quarter.

Total trade receivables and retainage of $108.3 million on March 31, 2002 remained essentially unchanged from December 31, 2001. Costs and estimated earnings in excess of billings increased 8.6% to $25.7 million compared to the December 31, 2001 balance of $23.7 million. The increase was due to an additional $2.9 million in unbilled revenue in the tunneling segment. Tunneling initiated some large, new projects in the first quarter of 2002. In the tunneling segment, unbilled receivables typically increase at the beginning of new jobs. Significant costs for materials and mobilization are incurred during the start-up phase of large projects, however, these costs cannot be billed to the customer until work begins.

At March 31, 2002, the Company had unused committed bank credit facilities under a credit agreement (the "Credit Agreement") totaling $29.9 million. The commitment fee paid per annum by the Company is 0.2% on the unborrowed balance. The interest rates under this facility vary and are based on the prime rate. As of March 31, 2002, the rate was 2.5%.

The Company's Senior Notes, due February 14, 2007, bear interest, payable semi-annually in August and February of each year, at the rate per annum of 7.88%. Each year, from February 2002 to February 2006, inclusive, the Company will be required to make principal payments of $15.7 million, together with an equivalent payment at maturity. On March 31, 2002, the principal amount of Senior Notes outstanding was $78.6 million. The Senior Notes may be prepaid at the Company's option, in whole or in part, at any time, together with a make-whole premium. Upon specified change in control events each holder has the right to require the Company to purchase its Senior Note without any premium thereon.

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

INTEREST RATE RISK

The fair value of the Company's cash and short-term investment portfolio and the fair value of the line of credit facility at March 31, 2002 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, is not material.

The Company's objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, the Company maintains fixed rate debt as a percentage of its net debt in a percentage range set by policy. The impact to earnings and cash flows from a hypothetical 10% change in interest rates is not material.

FOREIGN EXCHANGE RISK

The Company operates subsidiaries, and is associated with licensees and affiliates operating solely in countries outside of the United States, and in currencies other than the U.S. dollar. Consequently, these operations are inherently exposed to risks associated with fluctuation in the value of the local currencies of these countries compared to the U.S. dollar. The effect of a hypothetical adverse change of 10% in exchange rates (a weakening of the U.S. dollar) is immaterial.

FORWARD-LOOKING INFORMATION

This quarterly report contains various forward-looking statements that are based on information currently available to management and on management's beliefs and assumptions. When used in this document, the words "anticipate," "estimate," "believes," "plans," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. The Company's actual results may vary materially from those anticipated, estimated or projected due to a number of factors, such as the competitive environment for the Company's products and services, the geographical distribution and mix of the Company's work, the timely award or cancellation of projects, political circumstances impeding the progress of work, and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time. The Company does not assume a duty to update forward-looking statements. Please use caution and do not place reliance on forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning this item, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk," which information is incorporated herein by reference.


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes since the filing of the Company's Form 10-K for the year ended December 31, 2001.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    None.

          (b) During the quarter ended March 31, 2002, the Company did not file any Current Reports on Form 8-K. On May 2, 2002, however, the Company filed a Current Report on Form 8-K, under Item 5, to provide the Company's press release dated May 2, 2002, announcing that it completed the acquisition of the business and certain assets and liabilities of Elmore Pipe Jacking, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INSITUFORM TECHNOLOGIES, INC.




May 15, 2002                                  /s/ Joseph A. White
                                     -------------------------------------------
                                     Joseph A. White
                                     Vice President - Chief Financial Officer
                                     Principal Financial and Accounting Officer