Form 10-Q
period 2002-06-30
INSITUFORM TECHNOLOGIES INC
filed 2002-08-14
CIK 353020

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly Period Ended                 June 30, 2002
                              -------------------------------------------------

Commission file number                           #0-10786
                      ---------------------------------------------------------

                          Insituform Technologies, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                        Delaware                                                     13-3032158
-------------------------------------------------------------------------------------------------------------------
              (State or other jurisdiction of                             (I.R.S. Employer Identification No.)
              incorporation or organization)


             702 Spirit 40 Park Drive, Chesterfield, Missouri 63005
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (636) 530-8000
-------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                     ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at August 12, 2002
------------------------------------------      ------------------------------
   Class A Common Stock, $.01 par value                26,500,727 Shares

                                      INDEX

                                                                                                           Page No.
Part I            Financial Information:

                  Item 1.   Financial Statements (Unaudited):

                            Consolidated Statements of Income.................................................3

                            Consolidated Balance Sheets.......................................................4

                            Consolidated Statements of Cash Flows.............................................5

                            Notes to Consolidated Financial Statements........................................6

                  Item 2.   Management's Discussion and Analysis of Financial
                            Condition and Results of Operations..............................................11

                  Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................14


Part II           Other Information:

                  Item 1.   Legal Proceedings................................................................15

                  Item 4.   Submission of Matters to a Vote of Security Holders..............................15

                  Item 6.   Exhibits and Reports on Form 8-K.................................................15


Signatures...................................................................................................16

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,            ENDED JUNE 30,
                                                                2002        2001          2002        2001
                                                             ---------   ---------     ---------   ---------
REVENUES                                                     $ 118,488   $ 118,071     $ 229,663   $ 216,921
COST OF REVENUES                                                87,491      80,227       169,777     149,178
                                                             ---------   ---------     ---------   ---------
GROSS PROFIT                                                    30,997      37,844        59,886      67,743
SELLING, GENERAL AND ADMINISTRATIVE                             16,741      18,065        34,396      38,605
                                                             ---------   ---------     ---------   ---------
OPERATING INCOME                                                14,256      19,779        25,490      29,138
OTHER (EXPENSE) INCOME:
     Interest expense                                           (1,643)     (2,374)       (3,831)     (4,825)
     Other                                                         333         315           783         977
                                                             ---------   ---------     ---------   ---------
TOTAL OTHER EXPENSE                                             (1,310)     (2,059)       (3,048)     (3,848)
                                                             ---------   ---------     ---------   ---------
INCOME BEFORE TAXES ON INCOME                                   12,946      17,720        22,442      25,290
TAXES ON INCOME                                                  4,899       6,911         8,595       9,963
                                                             ---------   ---------     ---------   ---------
INCOME BEFORE MINORITY INTERESTS, EQUITY IN EARNINGS
     AND DISCONTINUED OPERATIONS                                 8,047      10,809        13,847      15,327
MINORITY INTERESTS                                                 (37)        (74)          (68)       (172)
EQUITY IN EARNINGS OF AFFILIATED COMPANIES                         228         346           381         468
                                                             ---------   ---------     ---------   ---------
INCOME FROM CONTINUING OPERATIONS                                8,238      11,081        14,160      15,623
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                        (927)        356        (2,529)        440
                                                             ---------   ---------     ---------   ---------
NET INCOME                                                   $   7,311   $  11,437     $  11,631   $  16,063
                                                             =========   =========     =========   =========

EARNINGS PER SHARE OF COMMON STOCK AND COMMON
     STOCK EQUIVALENTS:

     Basic:
         Income from continuing operations                   $    0.31   $    0.41     $    0.53   $    0.60
         Discontinued operations                                 (0.03)       0.01         (0.09)       0.02
         Net income                                               0.28        0.43          0.44        0.61

     Diluted:
         Income from continuing operations                   $    0.31    $   0.40     $    0.53   $    0.58
         Discontinued operations                                 (0.03)       0.01         (0.09)       0.02
         Net income                                               0.27        0.42          0.43        0.60



          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                               UNAUDITED
                                                                             JUNE 30, 2002     DECEMBER 31, 2001
                                                                             -------------     -----------------
ASSETS
     CURRENT ASSETS
         Cash and cash equivalents, including restricted cash of
           $3,445 and $4,262, respectively                                     $  64,294         $  74,649
         Receivables, net                                                         91,890            86,191
         Retainage                                                                23,608            21,327
         Costs and estimated earnings in excess of billings                       28,328            23,719
         Inventories                                                              12,594            13,712
         Prepaid expenses and other assets                                        10,887             8,135
         Assets held for disposal                                                 12,415            32,034
                                                                               ---------         ---------
     TOTAL CURRENT ASSETS                                                        244,016           259,767
                                                                               ---------         ---------
     PROPERTY, PLANT AND EQUIPMENT, less accumulated
         depreciation                                                             78,578            68,547
                                                                               ---------         ---------
     OTHER ASSETS
         Goodwill                                                                125,733           117,251
         Other assets                                                             20,662            18,057
                                                                               ---------         ---------
     TOTAL OTHER ASSETS                                                          146,395           135,308
                                                                               ---------         ---------

TOTAL ASSETS                                                                   $ 468,989         $ 463,622
                                                                               =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Current maturities of long-term debt and short-term borrowings        $  43,587         $  35,218
         Accounts payable and accrued expenses                                    72,995            68,302
         Billings in excess of costs and estimated earnings                        9,791             8,057
         Liabilities related to discontinued operations                            3,406             9,471
                                                                               ---------         ---------
     TOTAL CURRENT LIABILITIES                                                   129,779           121,048
                                                                               ---------         ---------
     LONG-TERM DEBT, less current maturities                                      73,658            88,853
     OTHER LIABILITIES                                                             4,388             2,039
                                                                               ---------         ---------
     TOTAL LIABILITIES                                                           207,825           211,940
                                                                               ---------         ---------
     MINORITY INTERESTS                                                            1,323             1,555
                                                                               ---------         ---------
     STOCKHOLDERS' EQUITY
         Preferred stock, undesignated, $.10 par - shares authorized
           1,400,000; none outstanding                                                 -                 -
         Series A Junior Participating Preferred stock, $.10 par - shares
           authorized 600,000; none outstanding                                        -                 -
         Common stock, $.01 par - shares authorized 60,000,000;
           shares outstanding 26,510,727 and 26,602,385                              287               286
         Additional paid-in capital                                              130,905           129,651
         Retained earnings                                                       184,712           172,112
         Treasury stock - 2,168,773 and 1,968,773 shares                         (48,920)          (44,563)
         Cumulative foreign currency translation adjustments                      (7,143)           (7,359)
                                                                               ---------         ---------
     TOTAL STOCKHOLDERS' EQUITY                                                  259,841           250,127
                                                                               ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 468,989         $ 463,622
                                                                               =========         =========



          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          FOR THE SIX MONTHS
                                                                                            ENDED JUNE 30,
                                                                                           2002        2001
                                                                                         --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                               $ 11,631   $  16,063
     Loss (income) from discontinued operations                                             2,529        (440)
                                                                                         --------   ---------
INCOME FROM CONTINUING OPERATIONS                                                          14,160      15,623
                                                                                         --------   ---------
ADJUSTMENTS TO RECONCILE NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation                                                                           7,197       7,917
     Amortization                                                                             721       3,642
     Other                                                                                 (1,349)        448
     Deferred income taxes                                                                     42         100
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF PURCHASED BUSINESSES:
     Receivables, including costs and estimated earnings in excess of billings
       and retainage                                                                       (6,098)     (2,910)
     Inventories                                                                            1,121       4,474
     Prepaid expenses and other assets                                                     (2,470)       (275)
     Accounts payable, accrued expenses and billings in excess of costs and
       estimated earnings                                                                   3,240     (14,173)
                                                                                         --------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                         16,564      14,846
NET CASH PROVIDED BY OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS                        1,800       1,710
                                                                                         --------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  18,364      16,556
                                                                                         --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                 (11,561)    (11,688)
     Proceeds from sale of fixed assets                                                     2,520         569
     Purchases of businesses, net of cash acquired                                         (8,484)     (2,359)
     Cash from sale of business (discontinued operations)                                   1,515           -
     Other investing activities                                                              (501)       (199)
                                                                                         --------   ---------
NET CASH USED IN INVESTING ACTIVITIES                                                     (16,511)    (13,677)
                                                                                         --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                 1,257       5,908
     Purchases of treasury stock                                                           (4,357)     (5,152)
     Principal payments on long-term debt                                                 (17,870)    (16,902)
     Increase in short-term borrowings                                                      7,929      13,791
                                                                                         --------   ---------
NET CASH USED IN FINANCING ACTIVITIES                                                     (13,041)     (2,355)
                                                                                         --------   ---------
Effect of exchange rate changes on cash                                                       833        (654)
                                                                                         --------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                                  (10,355)       (130)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             74,649      64,107
                                                                                         --------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $ 64,294   $  63,977
                                                                                         ========   =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
     Interest expense                                                                    $  4,074   $   5,039
     Income taxes                                                                           5,786       5,309

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Note receivable on sale of business (discontinued operations)                       $  2,000   $       -
     Liabilities established in connection with business acquisitions                       1,690           -
     Amounts due to the Company settled in business acquisitions                            2,300           -
     Reissuance of treasury shares in connection with business acquisitions                     -      64,650
     Note payable issued in connection with business acquisitions                               -       5,350

          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002

1.   GENERAL

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K.

     The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

2.   BUSINESS ACQUISITIONS

     On May 2, 2002, the Company acquired the business and certain assets and liabilities of Elmore Pipe Jacking, Inc. ("Elmore") for approximately $12.5 million. The purchase price included $8.5 million in cash, settlement of $2.3 million of debt owed by Elmore to the Company, and an additional $1.7 million of non-interest bearing liabilities, including covenants not to compete, owed to the former owners of the Elmore assets. The Company's results reflect the results of operating Elmore's former assets from the date of acquisition. Elmore added $4.2 million of revenues and $0.1 million of net income in the tunneling segment for the second quarter of 2002. An additional $3.7 million of goodwill was added in the tunneling segment during the quarter related to the acquisition. Elmore is a regional provider of trenchless tunneling, microtunneling, segmented lining and pipe jacking services in the western U.S.

     On February 28, 2001, the Company acquired 100% of the stock of Kinsel Industries, Inc. ("Kinsel") and an affiliated company, Tracks of Texas, Inc. ("Tracks"). Kinsel has operations in pipebursting, microtunneling, commercial construction and highway construction and maintenance. Tracks is a real estate and construction equipment leasing company that primarily leases equipment to Kinsel. The purchase price was approximately $80 million, paid in a combination of cash, notes and 1,847,165 shares of the Company's common stock valued at $35.51 per share. The transaction was accounted for by the purchase method of accounting, and accordingly, Kinsel's and Tracks' results are included in the Company's consolidated income statements from the date of acquisition. The purchase price was allocated to assets and liabilities based on their respective fair value at the date of acquisition and resulted in goodwill of $61.2 million (see Note
     8). There are no contingent payments, options, or commitments in connection with the acquisition. The Company subsequently decided to sell off portions of Kinsel that did not fit the Company's overall business strategy, and these operations have been segregated in the Company's consolidated financial statements as discontinued operations. Kinsel's wastewater treatment plant construction operations were sold effective January 1, 2002. Also see Note 3.

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


                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30, 2001               JUNE 30, 2001
                                                                  (UNAUDITED)                 (UNAUDITED)
                                                              ------------------           ----------------
     Revenues                                                      $118,071                    $226,533
     Income from continuing operations                               11,081                      16,591
     Income (loss) from discontinued operations                         356                        (332)
     Net income                                                      11,437                      16,259

     Earnings (loss) per share:
         Basic
           Income from continuing operations                           0.41                        0.63
           Income (loss) from discontinued operations                  0.01                       (0.01)
           Net income                                                  0.43                        0.62

         Diluted
           Income from continuing operations                           0.40                        0.62
           Income (loss) from discontinued operations                  0.01                       (0.01)
           Net income                                                  0.42                        0.61


3.   DISCONTINUED OPERATIONS

     In the fourth quarter of 2001, the Company made the decision to sell certain operations acquired in the Kinsel transaction. Accordingly, the Company has classified as discontinued the wastewater treatment plant construction, commercial construction and highway operations acquired as part of the Kinsel acquisition. These operations are not consistent with the Company's operating strategy. The Company completed the sale of the wastewater treatment plant construction operations effective January 1, 2002. The Company received $1.5 million in cash and a $2.0 million note for a total sale price of $3.5 million, resulting in a slight loss on the sale. As part of the sale agreement, the Company agreed to absorb additional trailing costs on uncompleted jobs. This resulted in a $0.6 million loss in the first quarter on no revenue. The Company is currently marketing Kinsel's highway operations. As of June 30, 2002 and December 31, 2001, assets held for disposal totaled $12.4 million and $32.0 million, respectively, and included $3.1 million and $7.6 million of unbilled receivables, respectively. Assets held for disposal also included $4.0 million of trade accounts receivable and $3.1 million of fixed assets at June 30, 2002, and $6.8 million and $3.3 million of trade receivables and fixed assets, respectively, at December 31, 2001. Liabilities related to discontinued operations totaled $3.4 million and $9.5 million at June 30, 2002 and December 31, 2001, respectively. The results of operations for the discontinued operations are as follows (in thousands):


                                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                          2002           2001            2002         2001
                                                        ---------       -------        --------     --------
     REVENUES:
         Wastewater treatment plant construction        $      --       $ 5,969        $     --     $  8,245
         Commercial construction and highway
           construction                                     8,248        10,710          16,870       12,816

     INCOME (LOSS) FROM DISCONTINUED
       OPERATIONS:
         Wastewater treatment plant construction, net
           of tax of $0, $156, $348 and $183, respectively     --           244            (642)         291
         Commercial construction and highway
           construction, net of tax expense (benefit)
           of $(659), $71, $(563), and $90, respectively     (927)          112          (1,887)         149

4.   RESTRUCTURING

     In the fourth quarter of 2001, the Company recorded a restructuring charge of $4.1 million, $0.9 million of which is severance cost associated with the elimination of 112 company-wide positions specifically identified as of December 31, 2001. An additional $3.2 million of the charge relates to asset write-downs, lease cancellations and other costs associated with the closure of eight facilities in the United States and the disposal of the associated assets. As of June 30, 2002, the remaining liability was $0.6 million.

5.   COMPREHENSIVE INCOME

     For the quarters ended June 30, 2002 and 2001, comprehensive income was $7.2 million and $12.1 million, respectively. For the six months ended June 30, 2002 and 2001, comprehensive income was $11.8 million and $15.8 million, respectively. The Company's adjustment to comprehensive income consists solely of cumulative foreign currency translation adjustments.

6.   EARNINGS PER SHARE

     Earnings per share have been calculated using the following share information:

                                                                  THREE MONTHS ENDED JUNE 30,
                                                                    2002               2001
                                                                 ----------         ----------
     Weighted average number of common shares
       used for basic EPS                                        26,543,025         26,788,721
     Effect of dilutive stock options and warrants                  275,858            629,349
                                                                 ----------         ----------
     Weighted average number of common shares
       and dilutive potential common stock used in dilutive EPS  26,818,883         27,418,070
                                                                 ----------         ----------

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                    2002               2001
                                                                 ----------         ----------
     Weighted average number of common shares
       used for basic EPS                                        26,548,236         26,180,750
     Effect of dilutive stock options and warrants                  281,797            664,150
                                                                 ----------         ----------
     Weighted average number of common shares
       and dilutive potential common stock used in dilutive EPS  26,830,033         26,844,900
                                                                 ----------         ----------


7.   SEGMENT REPORTING

     The Company has three operating segments: rehabilitation, tunneling, and TiteLiner(R), the Company's corrosion and abrasion segment ("TiteLiner"). These operating units represent strategic business units that offer distinct products and services and correspond with the current organizational structure.

     The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating income.

     Financial information by segment is as follows (in thousands):


                                         THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                            2002            2001             2002           2001
                                         ---------      ------------       ---------     -----------
               REVENUES
                    Rehabilitation       $  93,351      $ 100,127          $ 184,793     $ 182,102
                    Tunneling               22,249         10,465             37,425        19,915
                    TiteLiner                2,888          7,479              7,445        14,904
                                         ---------      ---------          ---------     ---------
               TOTAL REVENUES            $ 118,488      $ 118,071          $ 229,663     $ 216,921
                                         ---------      ---------          ---------     ---------

               GROSS PROFIT
                    Rehabilitation       $  26,080      $  33,281          $  50,386     $  58,921
                    Tunneling                4,224          2,044              7,275         3,991
                    TiteLiner                  693          2,519              2,225         4,831
                                         ---------      ---------          ---------     ---------
               TOTAL GROSS PROFIT        $  30,997      $  37,844          $  59,886     $  67,743
                                         ---------      ---------          ---------     ---------

               OPERATING INCOME
                    Rehabilitation       $  11,904      $  16,827          $  20,530     $  23,706
                    Tunneling                2,497          1,219              4,363         2,186
                    TiteLiner                 (145)         1,733                597         3,246
                                         ---------      ---------          ---------     ---------
               TOTAL OPERATING INCOME    $  14,256      $  19,779          $  25,490     $  29,138
                                         ---------      ---------          ---------     ---------

8.   ACQUIRED INTANGIBLE ASSETS AND GOODWILL

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that certain intangible assets deemed to have an indefinite useful life, such as goodwill, should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS 142 is effective for fiscal periods beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002, at which time amortization of goodwill ceased and a transitional impairment test was performed. Management retained an independent party to perform a valuation of goodwill as of that date and determined that no impairment of goodwill existed.

     There was no goodwill in the TiteLiner segment at June 30, 2002. Changes in the carrying amount of goodwill in the rehabilitation and tunneling segment for the six months ended June 30, 2002 were as follows (in thousands):

                                                                   REHABILITATION    TUNNELING       TOTAL
                                                                   --------------    ----------    ---------
     Balance as of December 31, 2001                                 $117,251         $      --    $ 117,251
         Reassignment of goodwill due to adoption of SFAS 142           4,792                --        4,792
         Goodwill acquired as part of Elmore purchase                      --             3,748        3,748
         Impact of foreign exchange rates                                 (58)               --          (58)
                                                                     --------         ---------    ---------
     Balance as of June 30, 2002                                     $121,985         $   3,748    $ 125,733
                                                                     --------         ---------    ---------

     Intangible assets are as follows (in thousands):


                                                                       AS OF JUNE 30, 2002
                                                                 GROSS CARRYING     ACCUMULATED
                                                                     AMOUNT        AMORTIZATION
                                                                 --------------    ------------
     Amortized intangible assets:
         Patents and trademarks                                      $21,959         $ (16,723)
         License agreements                                            3,408            (1,357)
         Non-compete agreements                                        4,628            (1,694)
                                                                     -------         ---------
     Total                                                           $29,995         $ (19,774)
                                                                     -------         ---------

     Aggregate amortization expense:
         For quarter ended June 30, 2002                                             $     418
         For six months ended June 30, 2002                                                721

     Estimated amortization expense:
         For year ended December 31, 2002                                            $   1,801
         For year ended December 31, 2003                                                1,781
         For year ended December 31, 2004                                                1,473
         For year ended December 31, 2005                                                1,141
         For year ended December 31, 2006                                                1,127


     The effect of the adoption of SFAS 142 on reported net income was as follows (in thousands, except per share information):

                                                                           THREE MONTHS            SIX MONTHS
                                                                          ENDED JUNE 30,          ENDED JUNE 30,
                                                                        2002          2001       2002       2001
                                                                       ------       --------   --------   --------
     Reported income from continuing operations                        $8,238       $ 11,081   $ 14,160   $ 15,623
     Add: Goodwill amortization related to continuing operations           --          1,666         --      2,838
                                                                       ------       --------   --------   --------
     Adjusted income from continuing operations                        $8,238       $ 12,747   $ 14,160   $ 18,461
     Reported net income (loss) from discontinued operations             (927)           356     (2,529)       440
     Add: Goodwill amortization related to discontinued operations         --             62         --         83
                                                                       ------       --------   --------   --------
     Adjusted net income                                               $7,311       $ 13,165   $ 11,631   $ 18,984
                                                                       ------       --------   --------   --------

     Basic earnings per share:

         Reported income from continuing operations                    $ 0.31       $   0.41   $   0.53   $   0.60
         Add: Goodwill amortization related to continuing operations       --           0.06         --       0.11
                                                                       ------       --------   --------   --------
         Adjusted income from continuing operations                    $ 0.31       $   0.48   $   0.53   $   0.71
         Reported net income (loss) from discontinued operations        (0.03)          0.01      (0.09)      0.02
         Add: Goodwill amortization related to discontinued operations     --             --         --         --
                                                                       ------       --------   --------   --------
         Adjusted net income                                           $ 0.28       $   0.49   $   0.44   $   0.73
                                                                       ------       --------   --------   --------

     Diluted earnings per share:

         Reported income from continuing operations                    $ 0.31       $   0.40   $   0.53   $   0.58
         Add: Goodwill amortization related to continuing operations       --           0.06         --       0.11
                                                                       ------       --------   --------   --------
         Adjusted income from continuing operations                    $ 0.31       $   0.46   $   0.53   $   0.69
         Reported net income (loss) from discontinued operations        (0.03)          0.01      (0.09)      0.02
         Add: Goodwill amortization related to discontinued operations     --             --         --         --
                                                                       ------       --------   --------   --------
         Adjusted net income                                           $ 0.27       $   0.48   $   0.43   $   0.71
                                                                       ------       --------   --------   --------


9.   LITIGATION

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

10.  SUBSEQUENT EVENTS

     The Company plans to incur restructuring charges to continue its focus on efficiency in costs. This restructuring plan is in addition to that implemented in 2001, and focuses on gaining efficiencies in the Company's administrative, sales and support functions. As part of the plan, certain fixed assets will be eliminated and approximately 75 salaried employees will be impacted by the efforts. The Company expects to incur a charge of approximately $1.5 million, or $0.06 per diluted share after taxes, all of which will be charged in the third quarter of 2002.

     In the third quarter of 2002, the Company also expects to incur charges related to valuation adjustments to certain intangible assets under SFAS
     144. SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which the Company adopted in 2001, provides authoritative guidance for the impairment review of long-lived assets subject to amortization. In July 2002, the Company preliminarily reviewed its patent, trademark, license and non-compete intellectual property assets and concluded that some of them may have become impaired based on recent business decisions and other circumstances. The Company expects to incur a non-cash charge of up to $2.3 million, or $0.09 per diluted share after taxes. In addition, the write-down of these intangible assets will decrease the estimated annual amortization expense reported in Note 8 by an undetermined amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and results of operations during the periods included in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS - Three and Six Months Ended June 30, 2002 and 2001

The following table highlights the results for each of the segments and periods presented (in thousands):

                              THREE MONTHS ENDED                                  SIX MONTHS ENDED
                                 JUNE 30, 2002                                      JUNE 30, 2002
                  REVENUES    GROSS PROFIT   OPERATING INCOME         REVENUES    GROSS PROFIT    OPERATING INCOME
                 ---------    ------------   ----------------        ---------    ------------    ----------------
Rehabilitation   $  93,351     $ 26,080         $11,904               $184,793      $ 50,386        $ 20,530
Tunneling           22,249        4,224           2,497                 37,425         7,275           4,363
TiteLiner            2,888          693            (145)                 7,445         2,225             597
                 ---------     --------         -------               --------      --------        --------
Total            $ 118,488     $ 30,997         $14,256               $229,663      $ 59,886        $ 25,490
                 ---------     --------         -------               --------      --------        --------

                              THREE MONTHS ENDED                                  SIX MONTHS ENDED
                                 JUNE 30, 2001                                      JUNE 30, 2001
                 REVENUES    GROSS PROFIT   OPERATING INCOME          REVENUES   GROSS PROFIT    OPERATING INCOME
                 ---------    ------------   ----------------        ---------    ------------    ----------------
Rehabilitation   $ 100,127     $ 33,281         $16,827               $182,102      $ 58,921        $ 23,706
Tunneling           10,465        2,044           1,219                 19,915         3,991           2,186
TiteLiner            7,479        2,519           1,733                 14,904         4,831           3,246
                 ---------     --------         -------               --------      --------        --------
Total            $ 118,071     $ 37,844         $19,779               $216,921      $ 67,743        $ 29,138
                 ---------     --------         -------               --------      --------        --------

For the three months ended June 30, 2002, consolidated revenues from continuing operations totaled $118.5 million, representing a 0.4% increase over the second quarter of 2001. Tunneling reported a 112.6% increase in revenues compared to the second quarter of 2001, while all other business units experienced lower revenues during the second quarter of 2002. The addition of Elmore's operations beginning May 2, 2002 contributed $4.2 million to revenues in the tunneling segment. Negative pricing trends in the rehabilitation segment continued to impact revenue and gross margin. In addition, TiteLiner's traditional markets continued to contract through a low point in their economic cycle. Copper and palladium miners are historically significant consumers of the TiteLiner product. Pricing pressures in these commodities translated to decreased revenues in the TiteLiner segment. Consolidated revenues from continuing operations for the six months ended June 30, 2002 were 5.9% higher than in the first six months of the prior year, largely as a result of tunneling's 87.9% revenue increase over the six months ended June 30, 2001. Additionally, rehabilitation operations achieved a 1.5% increase in revenues in the first six months of 2002 as compared to the same period of 2001, due primarily to the inclusion of Kinsel in the full six months in 2002 versus only four of the first six months in 2001 after the date of acquisition (February 28, 2001).

Cost of sales increased 9.1% in the second quarter of 2002 to $87.5 million from $80.2 million in the second quarter of 2001. This increase is primarily due to the tunneling business in which cost of sales increased 114.1% (41.2% related to the Elmore acquisition) in the second quarter of 2002 compared to the same quarter of 2001. Cost of sales in the tunneling segment is expected to continue growing in line with anticipated revenue growth indicated by the increases obtained in tunneling backlog over the previous two quarters.

Consolidated gross profit from continuing operations for the Company was $31.0 million in the second quarter of 2002, representing a decrease of 18.1% compared to $37.8 million in gross profit from the same period of the prior year. Gross margin percentage also decreased for the second quarter of 2002 to 26.2% of consolidated revenues from 32.1% gross margin in the second quarter of 2001. The Company continued to see average per foot revenue decreases that slightly outpaced decreases in cost of sales for the cured-in-place pipe rehabilitation business. In addition, the tunneling segment, where project gross margins are lower than in the rehabilitation and TiteLiner segments, continued to be a bigger percentage of the Company's overall business, decreasing consolidated gross margin percentages. For the six months ended June 30, 2002 and 2001, gross profit was $60.0 million and $67.7 million, respectively, representing an 11.6% decline. Margins for the first half of 2002 were 26.1% compared to 31.2% in 2001, due primarily to pricing pressures and tunneling's continued growth in the Company's overall operation.

Selling, general and administrative expenses decreased 7.3% to $16.7 million in the second quarter of 2002 compared to $18.1 million in the second quarter of 2001. As a percent of revenue, selling, general and administrative costs decreased to 14.1% of total consolidated revenues in the second quarter of 2002 versus 15.3% in the same period of 2001. This decrease is primarily a result of the Company's adoption of SFAS 142 that required the cessation of amortization on goodwill as of January 1, 2002. This was partially offset by modest increases in incentive compensation and profit sharing accruals. In the first half of 2002, selling, general and administrative expenses were $34.4 million, a decrease of 5.3% from the $38.6 million posted in the first half of 2001. Much of this decrease was attributable to the adoption of SFAS 142 with a small offset from incentive compensation accruals. The decrease in selling, general and administrative expenses was inclusive of a full first quarter of Kinsel expenses in 2002. The Company's ongoing management of overhead costs held operating expenses down even while adding the Kinsel business.

Operating income for the second quarter of 2002 was $14.3 million, resulting in a 27.9% decrease from the $19.8 million reported for the second quarter of 2001. Tunneling reported $2.5 million in operating income for the second quarter of 2002, a 104.9% increase over the second quarter of 2001. For the second quarter and first six months of 2002, all other business units reported lower operating income compared to the second quarter and first six months of the prior year. For the first half of 2002, operating income was $25.5 million, a 12.5% decrease from the $29.1 million in operating income reported during the first half of 2001.

For the three months ended June 30, 2002, income from continuing operations was $8.2 million, or $0.31 per diluted share, representing a decrease of 25.7% from the $11.1 million, or $0.40 per diluted share, in income from continuing operations in the second quarter of 2001. Income from continuing operations increased by $0.1 million in the second quarter of 2002 compared to the same quarter of 2001 as a result of the additional income from Elmore operations during the second quarter of 2002. Loss from discontinued operations was $0.9 million in the second quarter of 2002 versus income of $0.4 million in 2001. This loss was a result of cost overruns in the heavy highway businesses. The resulting net income for the second quarter of 2002 was $7.3 million, a 36.1% decline from the $11.4 million reported in the second quarter of the prior year. For the six months ended June 30, 2002, income from continuing operations was $14.2 million, a 9.4% decrease from the $15.6 million in income from continuing operations in the first half of 2001. The loss from discontinued operations in the first six months of 2002 was $2.5 million compared to income of $0.4 million in the first half of 2001. The Company expects a continuing decline in the commercial construction and heavy highway businesses that currently comprise discontinued operations and is actively seeking qualified buyers for these businesses.



RECENT EVENTS

In July 2002, a Company crew had an accident on a cured-in-place pipe project in Des Moines, Iowa. Two workers died and five workers were injured in the accident. The Company is cooperating with Iowa's state OSHA in investigating the accident and is reviewing its safety procedures. During the third quarter, the Company expects to incur the cost of its $250 thousand insurance deductible. In addition, operational performance will be affected in the rehabilitation segment because of disruption in work in the unit impacted by the accident and because of a one-day stand down in North American rehabilitation to review safety procedures. Iowa's state OSHA has the ability to impose fines on the Company if it believes there were violations of safety regulations in connection with this accident. The Company does not expect the accident to have any significant financial impact on forecasted results for the third quarter of 2002 or for future quarters.

The five-year Jacksonville Electric Authority ("JEA") term contract was awarded to PM Construction & Rehabilitation L.P. and Kinsel Industries, Inc., a Joint Venture (the "Joint Venture") in November 2000, for a not to exceed amount of $380 million. As of June 30, 2002, the Company included $136.0 million of total backlog for the JEA contract. The unreleased term contract backlog portion was $128.6 million, and there was $7.4 million of released contract backlog.

JEA has not changed the "not to exceed amount" under the contract. On August 1, 2002, the original contract was ratified and affirmed by the parties as being continued in full force and effect.

However, JEA has been publicly quoted as stating that for its next fiscal year beginning October 1, 2002, only $20 million will be awarded to the Joint Venture under the current contract, from which the Company would anticipate receiving $10 million, and that $40 million of similar work would be out to bid. The amount JEA will actually award to the Joint Venture in the future under the contract of for work related to the contract is uncertain.

In what the Company considers the unlikely event that JEA were to award only $20 million per year to the Joint Venture for the balance of the contract term, the Company would need to reduce its unreleased backlog related to this contract by $98.6 million.

As a result of JEA's expressed intention, the Company reviewed its goodwill related to the 2001 Kinsel acquisition. The Company believes it is still fairly valued even if the JEA contract backlog is reduced. However, the Company will continue to review the Kinsel goodwill valuation based on changes in the current facts and circumstances. See Note 10 for discussion of additional items occurring subsequent to the date of the financial statements.


BACKLOG

The following table highlights backlog for each of the segments and at each date presented (in millions):

JUNE 30, 2002:

                                                           APPARENT LOW BID AND           APPARENT LOW BID AND
                                                         UNRELEASED TERM EXPECTED            UNRELEASED TERM
                                  CONTRACT BACKLOG           IN NEXT 12 MONTHS         AVAILABLE BEYOND 12 MONTHS
                                  ----------------       ------------------------      --------------------------
      Rehabilitation                   $122.0                     $  94.3                       $ 155.5
      Tunneling                         122.7                         9.7                          11.0
      TiteLiner                           3.2                          --                            --
                                       ------                     -------                       -------
      Total                            $247.9                     $ 104.0                       $ 166.5
                                       ------                     -------                       -------

DECEMBER 31, 2001:

                                                                   2002                   APPARENT LOW BID AND
                                                           APPARENT LOW BID AND              UNRELEASED TERM
                                  CONTRACT BACKLOG            UNRELEASED TERM             AVAILABLE BEYOND 2002
                                  ----------------         --------------------           ---------------------
      Rehabilitation                   $125.8                     $  87.0                       $ 148.9
      Tunneling                          36.4                        11.0                          61.9
      TiteLiner                           2.1                          --                            --
                                       ------                     -------                       -------
      Total                            $164.3                     $  98.0                       $ 210.8
                                       ------                     -------                       -------


Contract backlog is management's expectation of revenues to be generated from received, signed, uncompleted contracts whose cancellation is not anticipated at the time of reporting. Reported contract backlog excluded any term contract amounts for which there was not specific and determinable work released. At June 30, 2002 and December 31, 2001, the Company reported contract backlog (excluding projects where the Company was advised that it was low bidder, but not formally awarded the contract) in the amounts of approximately $247.9 million and $164.3 million, respectively. The Company anticipates that a significant portion of contract backlog reported at June 30, 2002 and an additional $104.0 million of unreleased term contracts and jobs on which the Company was the apparent low bidder will be completed through June 30, 2003. An additional $166.5 million of unreleased term contract work and work on which the Company was the apparent low bidder was anticipated for completion beyond June 30, 2003. All backlog values were the estimate of management based on contracts outstanding at June 30, 2002 and are subject to change due to factors beyond the control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $64.3 million at June 30, 2002, roughly unchanged compared to the $64.0 million balance at June 30, 2001 and 13.9% less than the $74.6 million in cash and cash equivalents at December 31, 2001. The cash balance at June 30, 2002 included $3.4 million of cash and cash equivalents restricted in various escrow accounts. In the first six months of 2002, operating activities from continuing operations contributed $16.6 million, compared to $14.8 million in the first half of 2001, a 12.2% increase. Discontinued operations contributed an additional $1.8 million during the first half of 2002 for a total of $18.4 million in operating cash flow. In the first six months of 2001, discontinued operations contributed $1.7 million in cash flow for a total operating cash flow of $16.6 million. Working capital increased by $4.2 million in the first half of 2002 due in part to underbillings recorded as additional receivables just prior to the cutoff date. Specifically, the tunneling segment performed significant work on jobs that were not yet billed to customers, causing a change in underbillings from December 31, 2001 to June 30, 2002 of approximately $5.0 million.

The sale of the Company's Kinsel wastewater treatment plant construction operations in February contributed $1.5 million to cash during the first six months of 2002. The sale of fixed assets contributed an additional $2.5 million during the first half of 2002.

A scheduled $15.7 million principal payment on the Company's Senior Notes, Series A (the "Senior Notes") in the first quarter of 2002 along with $2.2 million in additional repayments of long-term debt were the most significant uses of cash in the first half of 2002. Additionally, capital expenditures totaled $11.6 million in the first half of 2002, $6.1 million of which was in the second quarter. Much of the capital expenditure activity continued to be the addition of machinery and equipment necessary to support the expanding tunneling segment, along with ongoing upgrades and purchases necessary to support the rehabilitation segment.

The Company purchased an additional 100,000 shares of its stock in the second quarter of 2002, bringing the total shares purchased in the first six months to 200,000 for a total of $4.4 million in cash. During the first half of 2001, 222,600 shares were purchased for $5.2 million. Cumulatively, the Company spent $71.8 million for 3,760,115 shares through June 30, 2002 in the stock repurchase program since its inception in 1998. Repurchased shares are held as treasury stock until reissued.

In the first half of 2002, $13.0 million in cash was consumed by financing activities compared to $2.4 million in financing activities in the first half of 2001. The greater use of cash in 2002 was due to a decreased rate of borrowing on notes payable, a reduction of $5.9 million compared to the first six months of 2001, and decreased proceeds from the exercise of options by $4.7 million compared to the first half of 2001.

Trade receivables and retainage totaled $115.5 million on June 30, 2002, representing a 7.4% increase from December 31, 2001. Costs and estimated earnings in excess of billings were $28.3 million in the first half of 2002, a 19.4% increase over the December 31, 2001 balance of $23.7 million. The increase was due primarily to the initiation of new projects in the first half of 2002, particularly in the tunneling segment. At project start-up, significant costs were incurred for equipment acquisition and mobilization of equipment and crews. These costs were incurred prior to any work being performed. Therefore, these costs were not charged to the customer and margin was not recognized during this time period.

The Company has a line of credit facility under a credit agreement (the "Credit Agreement") to borrow up to $50 million. At June 30, 2002, the Company had unused committed bank credit facilities under the Credit Agreement totaling $21.8 million. Of the $28.2 million used under the Credit Agreement, $23.0 million related to short-term borrowings and $5.2 million was for various standby letters of credit. The commitment fee paid per annum by the Company is 0.2% on the unborrowed balance. The interest rates under this facility vary and are based on the prime rate. As of June 30, 2002, the rate was 2.5%.

The Company's Senior Notes, due February 14, 2007, bear interest, payable semi-annually in August and February of each year, at the rate per annum of 7.88%. Each year, from February 2002 to February 2006, inclusive, the Company will be required to make principal payments of $15.7 million, together with an equivalent payment at maturity. On June 30, 2002, the principal amount of Senior Notes outstanding was $78.6 million. The Senior Notes may be prepaid at the Company's option, in whole or in part, at any time, together with a make-whole premium. Upon specified change in control events each holder has the right to require the Company to purchase its Senior Notes without any premium thereon.

The note purchase agreements pursuant to which the Senior Notes were acquired, and the Credit Agreement, obligate the Company to comply with certain financial ratios and restrictive covenants that, among other things, place limitations on operations and sales of assets by the Company or its subsidiaries, limit the ability of the Company to incur further secured indebtedness and liens and of subsidiaries to incur indebtedness, and, in the event of default, limit the ability of the Company to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock. The Credit Agreement also obligates certain of the Company's domestic subsidiaries to guaranty the Company's obligations, as a result of which the same subsidiaries have also delivered their guaranty with respect to the Senior Notes. The Company is in compliance with all of its debt covenants.

The Company believes it has adequate resources and liquidity to fund future cash requirements for working capital, capital expenditures and debt repayments with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets.

MARKET RISK

The Company is exposed to the effect of interest rate changes and foreign currency fluctuations.

INTEREST RATE RISK

The fair value of the Company's cash and short-term investment portfolio and the fair value of the line of credit facility at June 30, 2002 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, was not material.

The Company's objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, the Company maintained fixed rate debt as a percentage of its net debt in a percentage range set by policy. The impact to earnings and cash flows from a hypothetical 10% change in interest rates is not material.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes since the filing of the Company's Form 10-Q for the period ended March 31, 2002.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders on May 30, 2002, stockholders elected the following persons as directors of the Company:

                                                                        WITHHOLD
                                                          FOR           AUTHORITY
                                                      ----------       -----------
              Robert W. Affholder                     23,150,772       2,275,931
              Paul A. Biddelman                       25,333,453          93,250
              Stephen P. Cortinovis                   25,333,453          93,250
              John P. Dubinsky                        25,333,453          93,250
              Juanita H. Hinshaw                      25,333,453          93,250
              Anthony W. Hooper                       23,150,542       2,276,161
              Thomas N. Kalishman                     25,333,653          93,050
              Sheldon Weinig                          25,333,653          93,050
              Alfred L. Woods                         25,333,453          93,250

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the annexed Index to Exhibits.

         (b) On May 2, 2002, the Company filed a Current Report on Form 8-K, under Item 5, to provide the Company's press release dated May 2, 2002, announcing that it completed the acquisition of the business and certain assets and liabilities of Elmore Pipe Jacking, Inc. On June 10, 2002, the Company filed two Current Reports on Form 8-K. One Current Report on Form 8-K was filed under
Item 9 to provide the Company's press release dated June 10, 2002, announcing April and May 2002 new orders for the cured-in-place pipe unit of its North American rehabilitation business. The second Current Report on Form 8-K filed on June 10, 2002 was filed under Item 4, reporting that the Company's Board of Directors, based on the recommendation of its Audit Committee, authorized the dismissal of Arthur Andersen LLP as the Company's independent public accountants and authorized the engagement of PricewaterhouseCoopers LLP to serve as the Company's independent public accountants for the 2002 fiscal year.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INSITUFORM TECHNOLOGIES, INC.




August 14, 2002                      /s/ Joseph A. White
                                     ------------------------------------------
                                     Joseph A. White
                                     Vice President - Chief Financial Officer
                                     Principal Financial and Accounting Officer

                                INDEX TO EXHIBITS

2             -       Not applicable.

3(i)          -       Not applicable.
3(ii)         -       Not applicable.

4             -       Not applicable.

10.1          -       Note Modification Allonge executed on July 17, 2002 relating to Promissory Note (filed as
                      Exhibit 10.2 hereto).(1)

10.2          -       Promissory Note dated September 24, 1997 made by Anthony W. Hooper in favor of the
                      Company.(1)

10.3          -       Form of Directors' Indemnification Agreement.(1)

11            -       Not applicable.

15            -       Not applicable.

18            -       Not applicable.

19            -       Not applicable.

22            -       Not applicable.

23            -       Not applicable.

24            -       Not applicable.

99.1          -       Certification of Anthony W. Hooper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2          -       Certification of Joseph A. White pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

------------
(1)      Management contract or compensatory plan or arrangement.