Form 10-Q
period 2002-09-30
INSITUFORM TECHNOLOGIES INC
filed 2002-11-13
CIK 353020

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly Period Ended              September 30, 2002
                              --------------------------------------------------

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

                                   Yes X     No __
                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at November 12, 2002
------------------------------------   -----------------------------------------
Class A Common Stock, $.01 par value              26,512,527 Shares

                                      INDEX



                                                                                                           Page No.
                                                                                                           --------
Part I            Financial Information:

                  Item 1.   Financial Statements (Unaudited):

                            Consolidated Statements of Income.................................................3

                            Consolidated Balance Sheets.......................................................4

                            Consolidated Statements of Cash Flows.............................................5

                            Notes to Consolidated Financial Statements........................................6

                  Item 2.   Management's Discussion and Analysis of Financial
                            Condition and Results of Operations..............................................12

                  Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................17

                  Item 4.   Controls and Procedures..........................................................17


Part II           Other Information:

                  Item 1.   Legal Proceedings................................................................18

                  Item 6.   Exhibits and Reports on Form 8-K.................................................18


Signatures...................................................................................................19

Certifications...............................................................................................20


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                2002        2001           2002       2001
                                                            --------------------------------------------------
REVENUES                                                     $ 125,523   $ 112,310     $ 355,187   $ 329,231
COST OF REVENUES                                                92,765      85,913       262,543     235,091
                                                            --------------------------------------------------
GROSS PROFIT                                                    32,758      26,397        92,644      94,140
     Selling, general and administrative                        17,720      18,593        52,134      57,198
     Restructuring charges                                       2,458        -            2,458        -
     Impairment charges                                          3,499        -            3,499        -
                                                            --------------------------------------------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE                       23,677      18,593        58,091      57,198
OPERATING INCOME                                                 9,081       7,804        34,553      36,942
OTHER (EXPENSE) INCOME:
     Interest expense                                           (2,103)     (2,355)       (5,935)    (7,180)
     Other                                                       1,736         270         2,520       1,245
                                                            --------------------------------------------------
TOTAL OTHER EXPENSE                                               (367)     (2,085)       (3,415)    (5,935)
                                                            --------------------------------------------------
INCOME BEFORE TAXES ON INCOME                                    8,714       5,719        31,138      31,007
TAXES ON INCOME                                                  3,326       2,130        11,921      12,093
                                                            --------------------------------------------------
INCOME BEFORE MINORITY INTERESTS, EQUITY IN EARNINGS
     AND DISCONTINUED OPERATIONS                                 5,388       3,589        19,217      18,914
MINORITY INTERESTS                                                 (56)        (75)         (124)      (246)
EQUITY IN EARNINGS OF AFFILIATED COMPANIES                         333         381           715         850
                                                            --------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                5,665       3,895        19,808      19,518
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                        (788)        106        (3,317)        546
                                                            --------------------------------------------------
NET INCOME                                                   $   4,877   $   4,001     $  16,491   $  20,064
                                                            ==================================================

EARNINGS PER SHARE OF COMMON STOCK AND COMMON
     STOCK EQUIVALENTS:

     Basic:
         Income from continuing operations                   $    0.21   $    0.15     $    0.75   $    0.74
         Discontinued operations                                 (0.03)          -         (0.13)       0.02
         Net income                                               0.18        0.15          0.62        0.76

     Diluted:
         Income from continuing operations                   $    0.21   $    0.14     $    0.74   $    0.72
         Discontinued operations                                 (0.03)          -         (0.12)       0.02
         Net income                                               0.18        0.15          0.62        0.74










          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                               UNAUDITED
                                                                          SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                                                          --------------------------------------
ASSETS
     CURRENT ASSETS
         Cash and cash equivalents, including restricted cash of
           $3,692 and $4,262, respectively                                     $  66,662         $  74,649
         Receivables, net                                                         81,840            86,191
         Retainage                                                                23,757            21,327
         Costs and estimated earnings in excess of billings                       33,499            23,719
         Inventories                                                              13,633            13,712
         Prepaid expenses and other assets                                        12,059             8,135
         Assets held for disposal                                                  9,903            32,034
                                                                              -----------------------------
     TOTAL CURRENT ASSETS                                                        241,353           259,767
                                                                              -----------------------------
     PROPERTY, PLANT AND EQUIPMENT, less accumulated
         depreciation                                                             80,821            68,547
                                                                              -----------------------------
     OTHER ASSETS
         Goodwill                                                                125,888           117,251
         Other assets                                                             16,662            18,057
                                                                              -----------------------------
     TOTAL OTHER ASSETS                                                          142,550           135,308
                                                                              -----------------------------

TOTAL ASSETS                                                                   $ 464,724         $ 463,622
                                                                              =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Current maturities of long-term debt and short-term borrowings        $  49,677         $  35,218
         Accounts payable and accrued expenses                                    68,689            68,302
         Billings in excess of costs and estimated earnings                        6,186             8,057
         Liabilities related to discontinued operations                            2,812             9,471
                                                                              -----------------------------
     TOTAL CURRENT LIABILITIES                                                   127,364           121,048
                                                                              -----------------------------
     LONG-TERM DEBT, less current maturities                                      67,891            88,853
     OTHER LIABILITIES                                                             3,412             2,039
                                                                              -----------------------------
     TOTAL LIABILITIES                                                           198,667           211,940
                                                                              -----------------------------
     MINORITY INTERESTS                                                            1,387             1,555
                                                                              -----------------------------
     STOCKHOLDERS' EQUITY
         Preferred stock, undesignated, $.10 par - shares authorized
           1,400,000; none outstanding                                                 -                 -
         Series A Junior Participating Preferred stock, $.10 par - shares
           authorized 600,000; none outstanding                                        -                 -
         Common stock, $.01 par - shares authorized 60,000,000;
           shares outstanding 26,517,527 and 26,602,385                              287               286
         Additional paid-in capital                                              131,287           129,651
         Retained earnings                                                       188,604           172,112
         Treasury stock - 2,198,773 and 1,968,773 shares                         (49,413)          (44,563)
         Cumulative foreign currency translation adjustments                      (6,095)           (7,359)
                                                                              -----------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                  264,670           250,127
                                                                              -----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 464,724         $ 463,622
                                                                              =============================






          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          FOR THE NINE MONTHS
                                                                                          ENDED SEPTEMBER 30,
                                                                                            2002        2001
                                                                                        ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                               $ 16,491    $ 20,064
     Loss (income) from discontinued operations                                             3,317        (546)
                                                                                        ----------------------
INCOME FROM CONTINUING OPERATIONS                                                          19,808      19,518
                                                                                        ----------------------
ADJUSTMENTS TO RECONCILE NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation                                                                          10,861      12,254
     Amortization                                                                           1,099       5,090
     Deferred income taxes                                                                     61         175
     Gain on sale of investment                                                            (1,225)          -
     Other (gain) loss on asset sales                                                        (551)        420
     Income from equity investments                                                          (715)       (850)
     Impairment of intangibles                                                              3,499           -
     Restructuring charge                                                                   2,458           -
     Other                                                                                    (16)       (339)
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF PURCHASED BUSINESSES:
     Receivables, including costs and estimated earnings in excess of billings and
     retainage                                                                             (1,442)      1,410
     Inventories                                                                               82       5,146
     Prepaid expenses and other assets                                                     (2,388)     (2,054)
     Accounts payable, accrued expenses and billings in excess of costs and
       estimated earnings                                                                  (9,614)     (7,990)
                                                                                        ----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                         21,917      32,780
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS                 1,718      (7,918)
                                                                                        ----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  23,635      24,862
                                                                                        ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                 (18,174)    (15,703)
     Proceeds from sale of fixed assets                                                     1,605         704
     Proceeds from sale of investment                                                       1,920           -
     Proceeds from sale of businesses (discontinued operations)                             4,065           -
     Purchases of businesses, net of cash acquired                                         (8,459)     (2,648)
     Other investing activities                                                              (372)       (325)
                                                                                        ----------------------
NET CASH USED IN INVESTING ACTIVITIES                                                     (19,415)    (17,972)
                                                                                        ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                 1,637       5,105
     Purchases of treasury stock                                                           (4,850)    (11,471)
     Principal payments on long-term debt                                                 (19,959)    (19,258)
     Increase in short-term borrowings                                                     10,052      20,312
                                                                                        ----------------------
NET CASH USED IN FINANCING ACTIVITIES                                                     (13,120)     (5,312)
                                                                                        ----------------------
Effect of exchange rate changes on cash                                                       913        (450)
                                                                                        ----------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                        (7,987)      1,128
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             74,649      64,107
                                                                                        ----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $ 66,662    $ 65,235
                                                                                        ======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
     Interest expense                                                                    $  7,353    $  9,121
     Income taxes                                                                          12,083       6,119
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Notes receivable on sale of business (discontinued operations)                      $  3,500    $      -
     Liabilities established in connection with business acquisitions                       1,690           -
     Amounts due to the Company settled in business acquisitions                            2,300           -
     Reissuance of treasury shares in connection with business acquisitions                     -      64,650
     Note payable issued in connection with business acquisitions                               -       5,350



          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002

1.   GENERAL

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K/A.

     The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

2.   NEW ACCOUNTING PRONOUNCEMENT

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires an entity to recognize, and measure at fair value, a liability for costs associated with an exit or disposal activity in the period in which the liability is incurred. SFAS 146 supercedes Emerging Issues Task Force Issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management is currently reviewing the new standard and evaluating the impact on its future consolidated financial statements and accounting policies and practices.

3.   BUSINESS ACQUISITIONS

     On May 2, 2002, the Company acquired the business and certain assets and liabilities of Elmore Pipe Jacking, Inc. ("Elmore") for approximately $12.5 million. The purchase price included $8.5 million in cash, settlement of $2.3 million of liabilities owed by Elmore to the Company, and an additional $1.7 million of non-interest bearing liabilities, including covenants not to compete, owed to the former owners of the Elmore assets. Total goodwill resulting from the Elmore acquisition was approximately $3.7 million. The Company expects to finalize the purchase price allocation before December 31, 2002. The Company's results reflect the results of operating Elmore's former assets from the date of acquisition. Elmore added revenues of $6.1 million and $10.3 million in the tunneling segment for the third quarter and first nine months of 2002, respectively. Elmore is a regional provider of trenchless tunneling, microtunneling, segmented lining and pipe jacking services in the western United States.

     On February 28, 2001, the Company acquired 100% of the stock of Kinsel Industries, Inc. ("Kinsel") and an affiliated company, Tracks of Texas, Inc. ("Tracks"). Kinsel has operations in pipebursting, microtunneling, commercial construction and highway construction and maintenance. Tracks is a real estate and construction equipment leasing company that primarily leases equipment to Kinsel. The purchase price was approximately $80 million, paid in a combination of cash, notes and 1,847,165 shares of the Company's common stock valued at $35.51 per share. The transaction was accounted for by the purchase method of accounting, and accordingly, Kinsel's and Tracks' results are included in the Company's consolidated income statements from the date of acquisition. The purchase price was allocated to assets and liabilities based on their respective fair value at the date of acquisition and resulted in goodwill of $61.2 million (see Note
     10). There are no contingent payments, options, or commitments in connection with the acquisition. However, the hold-back escrow associated with the deal was extended to the first quarter of 2003. The Company subsequently decided to sell off portions of Kinsel that did not fit the Company's overall business strategy, and these operations have been segregated in the Company's consolidated financial statements as discontinued operations. Kinsel's wastewater treatment plant construction, heavy highway, and highway maintenance operations have all been sold. Also see Note 4.

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

                                                               NINE MONTHS ENDED
                                                              SEPTEMBER 30, 2001
                                                                   (UNAUDITED)
                                                              ------------------
     Revenues                                                      $338,843
     Income from continuing operations                               20,486
     Income (loss) from discontinued operations                        (226)
     Net income                                                      20,260

     Earnings (loss) per share:
         Basic
           Income from continuing operations                       $   0.78
           Income (loss) from discontinued operations                 (0.01)
           Net income                                                  0.77

         Diluted
           Income from continuing operations                       $   0.76
           Income (loss) from discontinued operations                 (0.01)
           Net income                                                  0.75

4.   DISCONTINUED OPERATIONS

     In the fourth quarter of 2001, the Company made the decision to sell certain operations acquired in the Kinsel transaction. Accordingly, the Company has classified as discontinued the wastewater treatment plant construction, commercial construction and highway operations acquired as part of the Kinsel acquisition. These operations are not consistent with the Company's operating strategy. The Company completed the sale of the wastewater treatment plant construction operations effective January 1, 2002. The Company received $1.5 million in cash and a $2.0 million note for a total sale price of $3.5 million, resulting in a slight loss on the sale. During the third quarter of 2002, the Company sold the heavy highway business previously classified as discontinued operations for $2.9 million in cash and $1.5 million in notes, resulting in a pre-tax gain of $1.5 million, or $0.9 million after-tax, which is reflected in income (loss) from discontinued operations in the table below. The Company completed the sale of certain assets and contracts of the Kinsel highway maintenance business effective October 31, 2002 to Main Lane Industries, Ltd. for $4.2 million, comprised of $2.7 million in cash and a $1.5 million subordinated note. No gain or loss is expected to be recorded for the sale. Consequent to the sale agreements described above, the Company retained responsibility for some uncompleted jobs, which has resulted in the absorption of additional trailing costs. These jobs are expected to be substantially completed in the second quarter of 2003. This completes the disposition of all material assets classified as discontinued pursuant to the acquisition of Kinsel.

     For the third quarter of 2002, including an after-tax gain of $0.9 million on the sale of the heavy highway business, discontinued operations lost $0.8 million on $4.0 million in revenues. As of September 30, 2002 and December 31, 2001, assets held for disposal totaled $9.9 million and $32.0 million, respectively, and included $0.6 million and $7.6 million of unbilled receivables, respectively. Assets held for disposal also included $3.9 million of trade accounts receivable and $1.3 million of fixed assets at September 30, 2002, and $6.8 million and $3.3 million of trade receivables and fixed assets, respectively, at December 31, 2001. Liabilities related to discontinued operations totaled $2.8 million and $9.5 million at September 30, 2002 and December 31, 2001, respectively. The results of operations for the discontinued operations are as follows (in thousands):


                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                         2002          2001               2002          2001
                                                     ----------------------------------------------------------
     REVENUES:
         Wastewater treatment plant construction      $      -       $ 9,223            $      -      $17,468
         Commercial construction and highway
           construction                                  4,034         8,977              20,904       21,793

     INCOME (LOSS) FROM DISCONTINUED
       OPERATIONS:
         Wastewater treatment plant construction,
           net of tax of $0, $120, $(348) and $303,
           respectively                                      -           187                (642)         478
         Commercial construction and highway
           construction, net of tax expense (benefit)
           of $(489), $(52), $(1,052), and $38,
           respectively                                   (788)          (81)             (2,675)          68


5.   RESTRUCTURING

     In the third quarter of 2002, the Company recorded a pre-tax restructuring charge of $2.5 million ($1.5 million after-tax), $1.3 million of which was severance cost associated with the elimination of an estimated 75 salaried positions, primarily related to administrative and other overhead functions. An additional $1.2 million relates to information technology asset write-downs, lease cancellations, and disposal of certain identifiable fixed assets primarily at the corporate level. As of September 30, 2002, the remaining liability on this restructuring was $2.0 million, of which $0.9 relates to future severance costs.

     In the fourth quarter of 2001, the Company recorded a restructuring charge of $4.1 million, $0.9 million of which was severance cost associated with the elimination of 112 company-wide positions specifically identified as of December 31, 2001. An additional $3.2 million of the charge relates to asset write-downs, lease cancellations and other costs associated with the closure of eight facilities in the United States and the disposal of the associated assets. As of September 30, 2002, the remaining liability was $0.9 million, which is expected to be settled by December 31, 2002. Of the remaining liability, $0.4 million is for retirement of equipment, $0.3 million is for severance liabilities, and $0.2 million relates to facility closure costs.

6.   OTHER SPECIAL ITEMS

     During the nine months ended September 30, 2002, the Company sold the Kinsel wastewater treatment plant and heavy highway businesses, previously classified as discontinued operations (see Note 4). On September 30, 2002, the Company completed the sale of a real estate venture acquired as part of the Kinsel purchase in February 2001. The Company received approximately $1.9 million in cash and recorded an after-tax gain of approximately $0.8 million as a result of the real estate venture sale. The pre-tax gain of $1.2 million is reflected in other non-operating income.

7.   COMPREHENSIVE INCOME

     For the quarters ended September 30, 2002 and 2001, comprehensive income was $5.9 million and $4.1 million, respectively. For the nine months ended September 30, 2002 and 2001, comprehensive income was $17.8 million and $19.9 million, respectively. The Company's adjustment to comprehensive income consists solely of cumulative foreign currency translation adjustments.

8.   EARNINGS PER SHARE

     Earnings per share have been calculated using the following share information:

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                      2002              2001
                                                                  -------------------------------
     Weighted average number of common shares
       used for basic EPS                                          26,506,967         26,795,354
     Effect of dilutive stock options and warrants                    108,091            489,587
                                                                  -------------------------------
     Weighted average number of common shares
       and dilutive potential common stock used in dilutive EPS    26,615,058         27,284,941
                                                                  -------------------------------

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                      2002              2001
                                                                  -------------------------------
     Weighted average number of common shares
       used for basic EPS                                          26,534,329         26,387,869
     Effect of dilutive stock options and warrants                    228,614            611,874
                                                                  ------------------------------
     Weighted average number of common shares
       and dilutive potential common stock used in dilutive EPS    26,762,943         26,999,743
                                                                  -------------------------------


9.   SEGMENT REPORTING

     The Company has three operating segments: rehabilitation, tunneling, and TiteLiner(R), the Company's corrosion and abrasion segment ("TiteLiner"). These operating segments represent strategic business units that offer distinct products and services and correspond with the current organizational structure.

     The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating income.

     Financial information by segment is as follows (in thousands):

                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                             2002          2001               2002          2001
                                         ----------------------------------------------------------
               REVENUES
                    Rehabilitation       $  96,601      $  91,808          $ 281,395     $ 273,910
                    Tunneling               24,682         13,096             62,107        33,010
                    TiteLiner                4,240          7,406             11,685        22,311
                                         ----------------------------------------------------------
               TOTAL REVENUES            $ 125,523      $ 112,310          $ 355,187     $ 329,231
                                         ==========================================================

               GROSS PROFIT
                    Rehabilitation       $  25,963      $  22,477          $  76,348     $  81,399
                    Tunneling                4,776          2,113             12,052         6,103
                    TiteLiner                2,019          1,808              4,244         6,639
                                         ----------------------------------------------------------
               TOTAL GROSS PROFIT        $  32,758      $  26,398          $  92,644     $  94,141
                                         ==========================================================

               OPERATING INCOME
                    Rehabilitation       $   5,155      $   5,389          $  25,668     $  29,096
                    Tunneling                2,738          1,433              7,100         3,618
                    TiteLiner                1,188            982              1,785         4,228
                                         ----------------------------------------------------------
               TOTAL OPERATING INCOME    $   9,081      $   7,804          $  34,553     $  36,942
                                         ==========================================================

10.  ACQUIRED INTANGIBLE ASSETS AND GOODWILL

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that certain intangible assets deemed to have an indefinite useful life, such as goodwill, should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount.

     SFAS 142 is effective for fiscal periods beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002, at which time amortization of goodwill ceased and a transitional impairment test was performed. Management retained an independent party to perform a valuation of goodwill as of that date and determined that no impairment of goodwill existed.

     During the third quarter of 2002, the Company determined that certain patent, trademark, license and non-compete intellectual property assets had become impaired due to recent business decisions and other circumstances. The impairment analysis was conducted in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which the Company adopted in 2001. The impact of the impairment charge was $3.5 million ($2.2 million after tax).

     There was no goodwill in the TiteLiner segment at September 30, 2002. Changes in the carrying amount of goodwill in the rehabilitation and tunneling segment for the nine months ended September 30, 2002 were as follows (in thousands):

                                                                   REHABILITATION    TUNNELING        TOTAL
                                                                   -----------------------------------------
     Balance as of December 31, 2001                                 $117,251        $       -     $ 117,251
         Reassignment of goodwill due to adoption of SFAS 142           4,792                -         4,792
         Goodwill acquired as part of Elmore purchase                       -            3,748         3,748
         Impact of foreign exchange rates                                  97                -            97
                                                                     ---------------------------------------
     Balance as of September 30, 2002                                $122,140        $   3,748     $ 125,888
                                                                     =======================================

     Intangible assets are as follows (in thousands):

                                                                     AS OF SEPTEMBER 30, 2002
                                                                 GROSS CARRYING     ACCUMULATED
                                                                   AMOUNT          AMORTIZATION
                                                                  -----------------------------
     Amortized intangible assets:
         Patents and trademarks                                      $ 13,943        $ (11,801)
         License agreements                                             3,264           (1,818)
         Non-compete agreements                                         4,628           (1,853)
                                                                     --------------------------
     Total                                                           $ 21,835        $ (15,472)
                                                                     ==========================
     Aggregate amortization expense:
         For three months ended September 30, 2002                                   $     378
         For nine months ended September 30, 2002                                        1,099

     Estimated amortization expense:
         For year ended December 31, 2002                                            $   1,392
         For year ended December 31, 2003                                                1,166
         For year ended December 31, 2004                                                1,045
         For year ended December 31, 2005                                                  730
         For year ended December 31, 2006                                                  725


     The effect of the adoption of SFAS 142 on reported net income was as follows (in thousands, except per share information):

                                                                            THREE MONTHS            NINE MONTHS
                                                                         ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                                         2002         2001       2002       2001
                                                                       -------------------------------------------

     Reported income from continuing operations                        $5,665        $ 3,895   $ 19,808   $ 19,518
     Add: Goodwill amortization related to continuing operations            -          1,679          -      4,517
                                                                       -------------------------------------------
     Adjusted income from continuing operations                        $5,649        $ 5,574   $ 19,808   $ 24,035
     Reported net income (loss) from discontinued operations             (788)           106     (3,317)       546
     Add: Goodwill amortization related to discontinued operations          -             62          -        146
                                                                       -------------------------------------------
     Adjusted net income                                               $4,877        $ 5,742   $ 16,491   $ 24,727
                                                                       ===========================================


     Basic earnings per share:

         Reported income from continuing operations                    $ 0.21        $  0.15   $   0.75   $   0.74
         Add: Goodwill amortization related to continuing operations        -           0.06          -       0.17
                                                                       -------------------------------------------
         Adjusted income from continuing operations                    $ 0.21        $  0.21   $   0.75   $   0.91
         Reported net income (loss) from discontinued operations        (0.03)             -      (0.13)      0.02
         Add: Goodwill amortization related to discontinued operations      -              -          -       0.01
                                                                       -------------------------------------------
         Adjusted net income                                           $  0.18       $  0.21   $   0.62   $   0.94
                                                                       -------------------------------------------

     Diluted earnings per share:

         Reported income from continuing operations                    $ 0.21        $  0.14   $   0.74   $   0.72
         Add: Goodwill amortization related to continuing operations        -           0.06          -       0.17
                                                                       -------------------------------------------
         Adjusted income from continuing operations                    $ 0.21        $  0.20   $   0.74   $   0.89
         Reported net income (loss) from discontinued operations        (0.03)             -      (0.12)      0.02
         Add: Goodwill amortization related to discontinued operations      -              -          -       0.01
                                                                       -------------------------------------------
         Adjusted net income                                           $ 0.18        $  0.21   $   0.62   $   0.92
                                                                       -------------------------------------------

11.  LITIGATION AND OTHER CONTINGENCIES

     The Company is involved in certain litigation incidental to the conduct of its business. The Company does not believe that the outcome of any such litigation will have a material adverse effect on the Company's financial position, results of operations and liquidity. The financial statements include the estimated amounts of liabilities that are likely to be incurred from these and various other pending litigation and other contingencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and results of operations during the periods included in the accompanying consolidated financial statements. See the discussion of the Company's critical accounting policies in its Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS - Three and Nine Months Ended September 30, 2002 and 2001

The following table highlights the results for each of the segments and periods presented (in thousands):

                              THREE MONTHS ENDED                                  NINE MONTHS ENDED
                              SEPTEMBER 30, 2002                                 SEPTEMBER 30, 2002
                 REVENUES    GROSS PROFIT   OPERATING INCOME          REVENUES   GROSS PROFIT    OPERATING INCOME
                 --------------------------------------------         --------------------------------------------
Rehabilitation   $  96,601     $ 25,963         $ 5,155               $281,395      $ 76,348        $ 25,668
Tunneling           24,682        4,776           2,738                 62,107        12,052           7,100
TiteLiner            4,240        2,019           1,188                 11,685         4,244           1,785
                 --------------------------------------------         --------------------------------------------
Total            $ 125,523     $ 32,758         $ 9,081               $355,187      $ 92,644        $ 34,553
                 --------------------------------------------         --------------------------------------------


                              THREE MONTHS ENDED                                  NINE MONTHS ENDED
                              SEPTEMBER 30, 2001                                 SEPTEMBER 30, 2001
                 REVENUES    GROSS PROFIT   OPERATING INCOME          REVENUES   GROSS PROFIT    OPERATING INCOME
                 --------------------------------------------         --------------------------------------------
Rehabilitation   $  91,808     $ 22,477         $ 5,389               $273,910      $ 81,399        $ 29,096
Tunneling           13,096        2,113           1,433                 33,010         6,103           3,618
TiteLiner            7,406        1,808             982                 22,311         6,639           4,228
                 --------------------------------------------         --------------------------------------------
Total            $ 112,310     $ 26,398         $ 7,804               $329,231      $ 94,141        $ 36,942
                 --------------------------------------------         --------------------------------------------

For the three months ended September 30, 2002, consolidated revenues from continuing operations were $125.5 million, an increase of 11.8% over revenues of $112.3 million for the third quarter of 2001. Revenues in the rehabilitation segment were $96.6 million for the quarter ended September 30, 2002, an increase of 5.2% over revenues of $91.8 million for the quarter ended September 30, 2001. Rehabilitation revenues performed well in North America in spite of the production slowdowns related to poor weather in Texas and Louisiana during the quarter and a serious accident in Des Moines. The inception of several large projects in the Southwest also contributed significantly to the performance of the rehabilitation segment during the third quarter of 2002. Tunneling continued to be a major contributor to consolidated financial results, generating $24.7 million in revenues for the quarter ended September 30, 2002, an 88.5% increase over the $13.1 million in revenues for the quarter ended September 30, 2001. Tunneling segment revenues increased to 19.7% of the Company's consolidated revenues for the third quarter of 2002 compared to 11.7% of consolidated revenues in the third quarter of 2001. The addition of the Elmore operations contributed $6.1 million to tunneling revenues for the third quarter of 2002. Excluding Elmore, tunneling revenues were $18.6 million for the third quarter of 2002, a 42.0% increase over the third quarter of 2001 revenues. TiteLiner segment revenues for the three months ended September 30, 2002 were low compared to revenues for the three months ended September 30, 2001, as the segment suffers the effects of a cyclical downturn in its client base.

For the nine months ended September 30, 2002, consolidated revenues from continuing operations were $355.2 million, an increase of 7.9% from $329.2 million through the first nine months of 2001. Consolidated revenues from continuing operations for the nine months ended September 30, 2002 include $10.3 million from the Elmore operations and a full nine months of Kinsel operations in 2002 compared to only seven months of Kinsel results in 2001.

Consolidated cost of revenues from continuing operations increased $6.9 million in the third quarter of 2002 compared to the same period a year ago, an 8.0% increase. The increase is primarily due to the current year addition of $5.5 million in costs from Elmore operations through the third quarter of 2002. Excluding Elmore, cost of revenues in the tunneling segment increased 31.0%, which compares favorably to revenue growth of 42.0% in the third quarter of 2002 versus the same quarter of 2001. Comparing third quarter 2002 to third quarter 2001, TiteLiner segment cost of revenues reflected a favorable impact from closing out a large project in Peru.

Consolidated cost of revenues for the nine months ended September 30, 2002 was $262.5 million, an 11.7% increase compared to $235.1 million cost of revenues in the first nine months of 2001. Cost of revenues is inclusive of additional costs from Elmore in 2002, which were not incurred in 2001, and Kinsel costs for the full nine months in 2002 compared to only seven months in 2001.

Consolidated gross profit from continuing operations for the third quarter of 2002 was $32.8 million, resulting in a gross margin of 26.1%. This represents an improvement over the third quarter of 2001 gross profit and gross margin of $26.4 million and 23.5%, respectively. The Company achieved the improved margins despite the increased significance of the lower-margin tunneling segment to overall operational results. For the third quarter ended September 30, 2002, gross profit increased in the rehabilitation, tunneling and TiteLiner segments by 15.5%, 126.0% and 11.7%, respectively, as compared to the quarter ended September 30, 2001. A small portion of the tunneling segment increase is attributable to Elmore, which posted a gross profit of $0.6 million for the quarter. Gross margins as a percent of revenues were also up in every segment. Rehabilitation gross margin percentages remained relatively flat in the third quarter of 2002 at 26.9% of revenues compared to 27.1% for the first nine months of 2002. However, third quarter 2002 gross margin percentages for rehabilitation show marked improvement over the 24.5% gross margin percentages of the third quarter in 2001. Although the Company is encouraged by the apparent firming in rehabilitation margins and is optimistic for the future, the outlook for rehabilitation gross margins in 2003 still remains uncertain. Albeit usually the division with the lowest gross margins, tunneling continues to improve direct cost management and has become a greater factor in consolidated gross margin, posting a 19.4% gross margin in the third quarter of 2002 versus 16.1% in the third quarter of 2001.

For the nine months ended September 30, 2002, consolidated gross profit decreased 1.6% to $92.6 million from $94.1 million in gross profit in the first nine months in 2001. The increase in tunneling gross profit was more than offset by decreases in rehabilitation and TiteLiner gross profit. Gross margin was 26.1% in the first nine months of 2002 versus 28.6% gross margin in the same period of the prior year. Gross margins are down for the first nine months of 2002 due to pricing pressure, particularly in the first half of 2002, as well as the increasing contributions from the tunneling segment, which has historically had lower gross margins.

Selling, general and administrative expenses for third quarter 2002 increased 27.4% to $23.7 million from $18.6 million in third quarter 2001. As previously announced, the Company took two special charges in the third quarter of 2002. The first was a $3.5 million pre-tax write-down of intangible assets, primarily patents and license agreements, deemed to be impaired due to recent changes in the Company's strategic intent for those assets and consistent with SFAS 144, which was adopted by the Company effective January 1, 2002. The Company took a $2.5 million pre-tax charge for a restructuring plan started during the third quarter of 2002. Before these items, selling, general and administrative expenses decreased 4.7% to $17.7 million in the third quarter of 2002 compared to $18.6 million in the third quarter of 2001. The termination of goodwill amortization as of January 1, 2002 in accordance with SFAS 142 was a significant factor ($1.7 million) in the decrease in overhead expenses from the prior year. An increase in incentive compensation and related accruals partially offset the cost savings derived from this change in accounting principle. Selling, general and administrative expenses increased to $58.1 million over the first nine months of 2002, a 1.6% increase from $57.2 million in the same period of 2001. Overall, for the nine months ended September 30, 2002, selling, general and administrative expenses were down 8.9% before special charges compared to the same time period of 2001. This primarily reflects the cessation of goodwill amortization ($4.5 million), changes to incentive compensation, and the impact of recent restructuring programs. These decreases were achieved despite the addition of Kinsel operations for a full nine months in 2002 versus only seven months of operations in 2001 and five months of selling, general and administrative expenses from the addition of Elmore's operations in 2002, combining for an additional $2.2 million. The Company expects additional gains in efficiencies and overhead costs primarily as a result of current and future efforts related to the recent restructuring plans.

Consolidated operating income from continuing operations was $9.1 million in the third quarter of 2002, a 16.4% increase over the third quarter of 2001 operating income of $7.8 million. Before special charges, consolidated operating income from continuing operations was $15.0 million in the third quarter of 2002, up 92.7% from $7.8 million of operating income in the third quarter of 2001. Operating income in the tunneling segment was $2.7 million in the third quarter of 2002, up 91.1% over the third quarter last year. Operating income before special charges in the rehabilitation segment increased 105.9% to $11.1 million in the third quarter of 2002 compared to $5.4 million in the same period a year ago. For the nine months ended September 30, 2002, consolidated operating income from continuing operations was down 6.5% to $34.6 million from $36.9 million in the first nine months of the prior year. Before special charges, consolidated operating income was up $3.6 million, or 9.7%, to $40.5 million for the nine months ended September 30, 2002. The absence of goodwill amortization in 2002 was a significant contribution to the improvement in operating income.

For the three months ended September 30, 2002, consolidated income from continuing operations increased 45.4% to $5.7 million, or $0.21 per diluted share, from $3.9 million, or $0.14 per diluted share in the third quarter of 2001. Before special charges, consolidated income from continuing operations was $9.3 million, or $0.35 per diluted share, an increase of 139.4% over the same time period of last year. All segments reported increases in net income over the prior year third quarter with rehabilitation, tunneling, and TiteLiner up 182.6%, 81.8%, and 20.5%, respectively. Discontinued operations lost $0.8 million, or $0.03 per diluted share for the three months ended September 30, 2002. The loss is after the reported

$0.04 per share gain on the sale of heavy highway construction operations. Significant cost overruns in the heavy highway businesses continued to reduce earnings in that segment before the divestiture was finalized. Trailing costs on jobs retained after the sale of the wastewater treatment plant and heavy highway businesses might result in some continued losses on discontinued operations for the near future. For the nine months ended September 30, 2002, consolidated income from continuing operations was $19.8 million, or $0.74 per diluted share, compared to $19.5 million, or $0.72 per diluted share, for the first nine months of 2001, a 1.5% increase. Before special charges, consolidated income from continuing operations for the nine months ended September 30, 2002 was $23.5 million, up 20.3% over the same period in the prior year. For the nine months ended September 30, 2002, rehabilitation and tunneling were up 23.8% and 88.6%, respectively. Earnings in the rehabilitation segment benefited from an additional two months of operations in the Kinsel division in 2002 versus 2001. Net income, including the impact of a $3.3 million loss in discontinued operations for the first nine months of 2002, was $16.5 million, or $0.62 per diluted share, a decrease of 17.8% from $20.1 million, or $0.74 per diluted share, in net income for the first nine months of 2001. See the "Recent Events" section which follows for further discussion of items impacting 2002 results.

RECENT EVENTS

The financial impact of the Des Moines, Iowa, accident in July 2002 resulting from the temporary shutdown of two crews, time spent by all cured-in-place pipe process field crews in additional training, insurance deductibles and potential Iowa OSHA penalties, was estimated to be a $0.04 loss per diluted share in the third quarter of 2002.

During the third quarter of 2002, the Company sold the Kinsel heavy highway business previously classified as discontinued operations for a pre-tax gain of $1.5 million, or $0.9 million after tax. The Company also sold an investment in a real estate venture owned by Kinsel for a pre-tax gain of $1.2 million, or $0.8 million after tax, which is included in continuing operations. Effective October 31, 2002, the Company sold the Kinsel highway maintenance business previously classified as discontinued operations. The Company retained responsibility for some uncompleted jobs. This completes the disposition of all significant businesses classified as discontinued operations.

The Company previously announced that up to $98.6 million of total recorded backlog associated with the Jacksonville Electric Authority ("JEA") term contract was potentially at risk. The five-year JEA term contract was awarded to PM Construction & Rehabilitation, L.P. and Kinsel Industries, Inc., a Joint Venture (the "Joint Venture") in November 2000, for a not to exceed amount of $380 million. JEA has informed the Company that while they do not plan to cancel the contract, they intend to release $20 million to the Joint Venture this year with the remainder of the work being sent to bid. The contract calls for a minimum of 150,000 feet installed per year or the Company will receive pay for downtime. The Company estimates this to be the equivalent of approximately $20 million per year, of which the Company's interest is approximately $10 million. JEA has not changed the "not to exceed amount" under the contract. As a result, the Company adjusted reported backlog as of September 30, 2002 to reflect only the contract minimums of $30 million for the Company's portion of work expected between October 2002 and September 2005. The impact is a reduction in unreleased backlog of $98.2 million.

BACKLOG

The following table highlights backlog for each of the segments and at each date presented (in millions):

SEPTEMBER 30, 2002:

                                                           APPARENT LOW BID AND           APPARENT LOW BID AND
                                                         UNRELEASED TERM EXPECTED            UNRELEASED TERM
                                  CONTRACT BACKLOG           IN NEXT 12 MONTHS         AVAILABLE BEYOND 12 MONTHS
                                  -------------------------------------------------------------------------------
      Rehabilitation                   $124.4                     $  76.0                       $  44.0
      Tunneling                         125.9                         -                             -
      TiteLiner                           2.5                         -                             -
                                 -------------------------------------------------------------------------------
      Total                            $252.8                     $  76.0                       $  44.0
                                 -------------------------------------------------------------------------------

DECEMBER 31, 2001:

                                                                   2002                   APPARENT LOW BID AND
                                                           APPARENT LOW BID AND              UNRELEASED TERM
                                  CONTRACT BACKLOG            UNRELEASED TERM             AVAILABLE BEYOND 2002
                                 -------------------------------------------------------------------------------
      Rehabilitation                   $125.8                     $  87.0                       $ 148.9
      Tunneling                          36.4                        11.0                          61.9
      TiteLiner                           2.1                         -                             -
                                 -------------------------------------------------------------------------------
      Total                            $164.3                     $  98.0                       $ 210.8
                                 -------------------------------------------------------------------------------


Contract backlog is management's expectation of revenues to be generated from received, signed, uncompleted contracts whose cancellation is not anticipated at the time of reporting. Reported contract backlog excluded any term contract amounts for which there was not specific and determinable work released. At September 30, 2002 and December 31, 2001, the Company reported contract backlog (excluding projects where the Company was advised that it was the low bidder, but not formally awarded the contract) in the amounts of approximately $252.8 million and $164.3 million, respectively. The Company anticipates that a significant portion of contract backlog reported at September 30, 2002 and an additional $76.0 million of unreleased term contracts and jobs on which the Company was the apparent low bidder will be completed through September 30, 2003. An additional $44.0 million of unreleased term contract work and work on which the Company was the apparent low bidder was anticipated for completion beyond September 30, 2003. As disclosed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events," the Company has adjusted reported backlog by $98.2 million of backlog available beyond 12 months in the Kinsel operations due to its re-estimation of the JEA contracts. All backlog values were the estimate of management based on contracts outstanding at September 30, 2002 and are subject to change due to factors beyond the control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $66.7 million at September 30, 2002, representing a 2.3% increase over the September 30, 2001 balance of $65.2 million. The cash balance at September 30, 2002 was $8.0 million less than the balance at December 31, 2001. The cash balance at September 30, 2002 included $3.7 million of cash and cash equivalents restricted in various escrow accounts. For the first nine months of 2002, operating activities from continuing operations contributed $21.9 million, a decrease of 33.1% from the $32.8 million contributed for the first nine months of the previous year. Working capital changes, specifically an increase in receivables and a prior year net decrease on inventories, were the primary reasons for the decrease in the first nine months of 2002, compared to the first nine months of 2001. Operating activities of discontinued operations generated $1.7 million in cash flow during the first nine months of 2002, compared to a $7.9 million use of cash during the same period in 2001. Including discontinued operations, net cash provided by operating activities for the first nine months of 2002 was $23.6 million, a decrease of 4.9% from the $24.9 million in operating cash flow for the first nine months of 2001.

Investing activities used $19.4 million in cash in the first nine months of 2002. The most significant use was $18.2 million for capital expenditures, a 15.7% increase over the $15.7 million used during the first nine months of 2001. Capital expenditures during the first nine months of 2002 were principally for support of continued growth in the tunneling segment and for normal operations in the rehabilitation segment. Proceeds from the sale of investment property and the Kinsel heavy highway business in the third quarter of 2002, the Kinsel wastewater treatment plant business in the second quarter of 2002, and the sale of fixed assets during the first nine months of 2002 combined for a $7.6 million source of cash in the nine months ended September 30, 2002. These proceeds were significantly offset by the $8.5 million of net cash outlay for the purchase of Elmore, which is now part of the tunneling segment.

Financing activities consumed $13.1 million in cash for the nine months ended September 30, 2002 compared to $5.3 million for the same period of 2001. A scheduled $15.7 million principal payment on the Company's Senior Notes, Series A (the "Senior Notes") in the first quarter of 2002 along with $4.3 million in additional repayments of long-term debt were the most significant uses of cash during the nine months ended September 30, 2002. The Company received an additional $10.1 million cash from short-term borrowings over the first nine months of 2002 compared to $20.3 million from short-term borrowings over the same period of 2001. During the first nine months of 2002, option exercises provided the Company with $1.6 million in cash, a decrease from the $5.1 million generated from option exercises in the first nine months of 2001. The Company purchased 30,000 shares of its stock in the third quarter of 2002, placing the total shares purchased during the first nine months of 2002 at 230,000 at an average price of $21.09 per share and total cash outlay of $4.9 million. The Company purchased 522,600 shares at an average price of $21.95 per share for a total of $11.5 million during the same time period in 2001. The Company has spent $72.3 million for 3,790,115 shares on a cumulative basis through September 30, 2002 under the stock repurchase program since its inception in 1998. Repurchased shares are held as treasury stock until reissued.

At September 30, 2002, trade receivables and retainage totaled $105.6 million, a 1.8% decrease from December 31, 2001. Costs and estimated earnings in excess of billings were $33.5 million at September 30, 2002, a 41.2% increase over the $23.7 million balance at December 31, 2001. The large increase was due primarily to the launch of several new projects in the tunneling segment in the first nine months of 2002. In general, significant costs are incurred for equipment cost, construction materials, and mobilization of equipment and crews at project initiation. On many contracts, these costs cannot be invoiced until tunneling commences.

The Company has a line of credit facility under a credit agreement (the "Credit Agreement") to borrow up to $50 million. At September 30, 2002, the Company had unused committed bank credit facilities under the Credit Agreement totaling $16.5 million. Of the $33.5 million used under the Credit Agreement, $25.0 million related to short-term borrowings and $8.5 million was for various standby letters of credit. The commitment fee paid per annum by the Company is 0.2% on the unborrowed balance. The interest rates under this facility vary and are based on the prime rate. As of September 30, 2002, the rate was 2.5%. The current line of credit facility expires March 31, 2003. The Company is in the process of negotiating a renewal of the line of credit.

The Company's Senior Notes, due February 14, 2007, bear interest, payable semi-annually in August and February of each year, at the rate per annum of 7.88%. Each year, from February 2002 to February 2006, inclusive, the Company will be required to make principal payments of $15.7 million, together with an equivalent payment at maturity. On September 30, 2002, the principal amount of Senior Notes outstanding was $78.6 million. The Senior Notes may be prepaid at the Company's option, in whole or in part, at any time, together with a make-whole premium. Upon specified change in control events each holder has the right to require the Company to purchase its Senior Notes without any premium.

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

INTEREST RATE RISK

The fair value of the Company's cash and short-term investment portfolio and the fair value of the line of credit facility at September 30, 2002 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, was not material.

The Company's objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, the Company maintained fixed rate debt as a percentage of its net debt in a percentage range set by practice. The impact to earnings and cash flows from a hypothetical 10% change in interest rates is not material.

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

ITEM 4.   CONTROLS AND PROCEDURES

         (a) Within the 90 days prior to the date of this report (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

         (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes since the filing of the Company's Form 10-Q for the period ended June 30, 2002.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the annexed Index to Exhibits.

         (b) On September 10, 2002, the Company filed a Current Report on Form 8-K, under Item 9, to provide the Company's press release dated September 10, 2002, announcing that Iowa OSHA had issued a citation for the Des Moines accident.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INSITUFORM TECHNOLOGIES, INC.




November 13, 2002                               /s/ Joseph A. White
                                         --------------------------------------------
                                         Joseph A. White
                                         Vice President - Chief Financial Officer
                                         Principal Financial and Accounting Officer

                                 CERTIFICATIONS


I, Anthony W. Hooper, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Insituform Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                            /s/ Anthony W. Hooper
                                 -----------------------------------------------
                                 Anthony W. Hooper
                                 Chairman, President and Chief Executive Officer

I, Joseph A. White, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Insituform Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002
                                                 /s/ Joseph A. White
                                      ------------------------------------------
                                      Joseph A. White
                                      Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS



2             -       Not applicable.

3(i)          -       Not applicable.
3(ii)         -       Not applicable.

4             -       Not applicable.

10            -       Not applicable.

11            -       Not applicable.

15            -       Not applicable.

18            -       Not applicable.

19            -       Not applicable.

22            -       Not applicable.

23            -       Not applicable.

24            -       Not applicable.

99.1          -       Certification of Anthony W. Hooper pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.

99.2          -       Certification of Joseph A. White pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.