Form 10-K
period 2002-12-31
INSITUFORM TECHNOLOGIES INC
filed 2003-03-31
CIK 353020

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                         Commission file number 0-10786

                          INSITUFORM TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  13-3032158
---------------------------------------    -------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

        702 SPIRIT 40 PARK DRIVE
         CHESTERFIELD, MISSOURI                            63005
---------------------------------------    -------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:               636-530-8000

Securities registered pursuant to Section 12(b) of the Act:       NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class                     Name of each exchange on which reported
-------------------                     ---------------------------------------
Class A Common Shares, $.01 par value           The Nasdaq Stock Market
Preferred Stock Purchase Rights                 The Nasdaq Stock Market

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ X ] No [ ]

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2002: $452,924,981(1)

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: Class A common shares, $.01 par value, as of March 17, 2003 . . . . . . . . . 26,459,115 shares

--------------------------
(1) The aggregate market value as of June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) was calculated in accordance with the provisions of Form 10-K, and excludes stock held by affiliates of the registrant (i.e., executive officers and directors of the registrant and persons holding 10% or more of the registrant's stock). The aggregate market value without these exclusions, as reported as of March 17, 2003, was $343,968,495.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents, all or portions of which are incorporated by reference herein, and the part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the 2003 Annual Meeting of Stockholders-Part III.

                                     PART I

Item 1. Business

GENERAL

         Insituform Technologies, Inc. (the "Company" or "Insituform Technologies") is a worldwide company specializing in the use of trenchless technologies to rehabilitate, replace, maintain and install underground pipes. The Company uses a variety of trenchless technologies. The Insituform(R) cured-in-place pipe process (the "Insituform CIPP Process") contributed approximately 65.5% of the Company's revenues during the Company's most recent fiscal year.

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

         In February 2001, the Company acquired Kinsel Industries, Inc. ("Kinsel"), a trans-regional provider of pipebursting and other sewer rehabilitation services. In 2000, Kinsel had total revenues of approximately $100 million, which included approximately $18 million from its wastewater treatment plant operations, approximately $32 million from trenchless pipe rehabilitation services and some open-cut pipe construction, and approximately $50 million from highway, bridge, airport and commercial construction. During 2001, the Company determined that, while valuable and profitable, the Kinsel wastewater treatment plant operations and the Kinsel highway construction and maintenance operations did not fit the Company's business strategy, and classified these operations as discontinued. In February 2002 (with a January 2002 effective date), the Company closed the sale of Kinsel's wastewater treatment plant operations and recorded a slight loss on the sale. The Company closed the sale of Kinsel's highway construction operations in September 2002 with a pre-tax gain of $1.5 million. In October 2002, the Company closed the sale of Kinsel's highway maintenance operations with no gain or loss recorded on the sale.

         Effective May 1, 2002, the Company acquired the business and certain assets and liabilities of Elmore Pipe Jacking, Inc. ("Elmore"), a tunneling and pipe jacking provider operating primarily in the western United States. The Elmore division, which is part of the tunneling segment, had approximately $20.7 million of revenues after the acquisition in 2002.

         As used in this Annual Report on Form 10-K, the terms "Company" and "Insituform Technologies" refer to the Company and, unless the context otherwise requires, its direct and indirect wholly-owned subsidiaries. For certain information concerning each of the Company's industry segments and each of its domestic and foreign operations, see Note 15 of the Notes to the Company's Consolidated Financial Statements included in response to "Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K," which is incorporated herein by reference.

         The Company's website is www.insituform.com. The Company makes available on this website under "Investor Relations - SEC," free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and amendments to those reports) as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

TECHNOLOGIES

         Pipeline System Rehabilitation

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

                  The Insituform SP(TM) (Structural Panels) Process uses a proprietary product to rehabilitate large diameter sanitary or storm sewers. A proprietary process is used to construct fiberglass reinforced panels to custom size and thickness. The panels are individually placed in the sewer and the seams are sealed.

                  See "Patents and Licenses" below for information concerning these technologies and the Company's NuPipe(R) process (the "NuPipe Process") and Thermopipe(R) process (the "Thermopipe Process"), which were not material to the Company's results of operations during the year ended December 31, 2002.

         Tunneling

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

REHABILITATION ACTIVITIES

         The Company's rehabilitation activities are conducted principally through installation and other construction operations performed directly by the Company or through wholly-owned and, in some cases, majority-owned, subsidiaries. In those areas of the world in which the Company's management believes it would not be desirable for the Company to exploit its trenchless processes directly, and in a portion of the United States, the Company has granted licenses to unaffiliated companies. As described under "Ownership Interests in Licensees" below, the Company has also entered into joint ventures from time to time to exploit its trenchless rehabilitation processes. Under these contractual joint venture relationships, work is bid by the joint venture entity and subcontracted to the joint venture partners or to third parties. The joint venture partners are primarily responsible for their subcontracted work, but both joint venture partners are liable to the customer for all of the work. Revenue and associated costs are recorded using percentage of completion accounting for the Company's subcontracted portion of the total contract.

         The Company's principal rehabilitation activities are conducted in North America directly by the Company or through subsidiaries. The Company holds the Insituform CIPP Process rights for the United States and Canada. In North America, the Company practices the Insituform CIPP Process in substantially all of 44 of the 50 states and in Canada. Significant pipebursting rehabilitation activities are conducted in the southeastern and western regions of the United States by the Company and its subsidiary, Kinsel.

         North American rehabilitation operations, including research and development, engineering, training and financial support systems, are headquartered in Chesterfield, Missouri. Insituform CIPP Process tube manufacturing and installation facilities are maintained in approximately 13 locations, geographically dispersed throughout the United States and Canada.

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

         The Company conducts tunneling, microtunneling and a range of pipe system rehabilitation services throughout the United States through its wholly-owned subsidiaries, Affholder, Inc. and Kinsel Industries, Inc.

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

         The overall profitability of the Company's installation operations is influenced not only by the profitability of specific project contracts, but also by the volume and timing of projects so that the installation operations are able to operate at, or near, capacity.

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

         The Company's principal rehabilitation activities are also conducted through the following majority-owned subsidiaries:

     Subsidiary                           Interest
----------------------               ----------------
Video Injection S.A.                 89.6% of stock (1)
Insituform Linings Plc               75% of stock (2)

-----------------------
(1) The remaining interest is held by certain of the subsidiary's principal employees (or their affiliates) from whom the subsidiary was purchased, and is subject to purchase by the Company in September 2003 (or earlier upon specified events), and by certain of the Company's principal employees to comply with specific legal requirements.

(2)      The remaining interest is held by Per Aarsleff A/S.

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

         As previously reported by the Company, the Company and Insituform Netherlands initiated litigation against East and Midsouth Partners in Federal District Court for the Middle District of Tennessee (Civil Action No. 3-99-1130) and filed an Amended Complaint on June 13, 2000, alleging among other matters, trademark violations and a non-curable breach of the Settlement Agreement; and, seeking: (i) the right to terminate the grant of the limited license to Midsouth Partners under the Settlement Agreement; (ii) the affirmation of East's obligations to make royalty payments and cross-over royalty payments on work performed by East or any of its affiliates within the scope of the subject matter of East's sub-licenses outside East's licensed territories under East's sub-licenses; and (iii) a declaration that the Company is not obligated to continue payment of certain finder's fees to East. The court issued a preliminary bench ruling on February 22, 2002 in favor of the Company on point
(ii), except with respect to Midsouth Partners, and in favor of the Company on point (iii). The court ruled against the Company on point (i), finding that Midsouth Partners had not committed a material breach of the Settlement Agreement, nor had Midsouth Partners committed violations permitting termination. After issuance of a final ruling from the court affirming the preliminary findings, the parties agreed not to appeal the ruling and to conclude the litigation.

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

         No customer accounted for more than 10% of the Company's consolidated revenues during the years ended December 31, 2002, 2001 and 2000, respectively.

BACKLOG

         December 31, 2002

                                                                       Apparent
                                                                       Low Bid
                                                                         and
                                          Apparent      Unreleased    Unreleased
                                          Low Bid          Term          Term
                                         Expected        Expected     Available
                            Contract    in Next 12      in Next 12    beyond 12
                             Backlog      Months          Months       Months
                            --------   ------------    -----------   -----------
                                             (In millions)
Rehabilitation*              $112.1        $27.2          $34.3          $20.9
Tunneling                     110.0            -              -              -
TiteLiner                       5.1            -              -              -
                             ------        -----          -----          -----
Total                        $227.2        $27.2          $34.3          $20.9
                             ======        =====          =====          =====

         December 31, 2001

                                                                       Apparent
                                                                       Low Bid
                                                                         and
                                         Apparent       Unreleased    Unreleased
                                         Low Bid          Term          Term
                                        Expected         Expected     Available
                            Contract    in Next 12      in Next 12    Beyond 12
                             Backlog      Months          Months        Months
                            --------   ------------    -----------   -----------
                                               (In millions)
Rehabilitation*              $125.8        $ 7.0          $64.0         $131.2
Tunneling                      36.4         11.0              -           61.9
TiteLiner                       2.1            -              -              -
                             ------        -----          -----         ------
Total                        $164.3        $18.0          $64.0         $193.1
                             ======        =====          =====         ======

* Beginning in 2003, the Company is implementing more strict criteria for the recording of an order and its inclusion in backlog. To enable future comparability, backlog results at December 31, 2001 and 2002 have been revised from results previously communicated. As a result of this change, at December 31, 2001, the combined apparent low bid and unreleased term expected in the next 12 months was reduced by $16.0 million and apparent low bid and unreleased term available beyond 12 months was reduced by $17.7 million. Backlog at December 31, 2002 was reduced by $31.7 million from the amount previously communicated.

         Contract backlog is management's expectation of revenues to be generated from received, signed, uncompleted contracts whose cancellation is not anticipated at the time of reporting. Reported contract backlog excludes any term contract amounts for which there is not specific and determinable work released. At December 31, 2002, the Company's 2003 contract backlog (excluding projects where the Company has been advised that it is the low bidder, but not formally awarded the contract) was approximately $227.2 million, which represents an increase of $62.9 million from the 2002 contract backlog reported at December 31, 2001. With the exception of tunneling, the Company anticipates that substantially all contract backlog recorded at December 31, 2002 and an additional $61.5 million of unreleased term contracts and jobs on which the Company is the apparent low bidder will be completed in 2003. Tunneling contract backlog at December 31, 2002 includes an estimated $30.0 million available beyond 2003. The Company estimates that a further $20.9 million of unreleased term contracts and jobs on which the Company is the apparent low bidder will be available beyond 2003. Backlog estimates beyond one year are inherently subject to greater uncertainty due to their long-term nature. The Company estimated that at December 31, 2001, $193.1 million of unreleased term contracts and jobs on which the Company was the apparent low bidder would be available in 2003 and beyond. See the following discussion of backlog adjustments occurring during 2002. All backlog values are the estimate of management based on contracts outstanding December 31, 2002 and are subject to change due to factors beyond the control of the Company, such as modification or cancellation of the contract award. See "Forward-Looking Information" discussion in Item 7.

         The Company previously announced that up to $98.6 million of total recorded backlog associated with the Jacksonville Electric Authority ("JEA") term contract was potentially at risk. The five-year JEA term contract was awarded to PM Construction & Rehabilitation, L.P. and Kinsel Industries, Inc., a Joint Venture (the "Joint Venture") in November 2000, for a not to exceed amount of $380 million. In the third quarter of 2002, JEA informed the Company that while they do not plan to cancel the contract, they intended to release $20 million to the Joint Venture in 2002 with the remainder of the work being sent to bid. The impact was a reduction in unreleased backlog of $98.2 million during the third quarter of 2002. The contract calls for a minimum of 150,000 feet installed per year or the Company will receive pay for downtime. The Company estimates this to be the equivalent of approximately $20 million per year, of which the Company's interest is approximately $10 million. JEA has not changed the "not to exceed amount" under the contract. As a result, the Company adjusted reported backlog as of December 31, 2002 to reflect only the contract minimums of $25.6 million for the Company's portion of work expected during the remaining contract term. The Company has included $10 million of the expected remaining work in apparent low bid and unreleased term expected in the next 12 months; the remaining $15.6 million is expected beyond 2003.

PRODUCT DEVELOPMENT

         The Company, by utilizing its own laboratories and test facilities as well as outside consulting organizations and academic institutions, continues to develop improvements to its proprietary processes, including the materials used and the methods of manufacturing and installing pipe. During the years ended December 31, 2002, 2001 and 2000, the Company spent approximately $2.0 million, $2.3 million and $2.4 million, respectively, on research and development activities.

MANUFACTURING AND SUPPLIERS

         The Company maintains its principal North American Insituform CIPP Process liner manufacturing facility in Batesville, Mississippi, with an additional facility located in Memphis, Tennessee. The Company is in the process of evaluating various alternatives regarding modifications, upgrades and revisions to its manufacturing facilities and will likely incur costs of up to $5.6 million for these matters as part of its 2003 planned capital expenditures. In Europe, Insituform Linings Plc ("Linings"), a majority-owned subsidiary, manufactures and sells Insituform CIPP Process liners from its plant located in Wellingborough, United Kingdom. The Company holds a 75% interest in Linings and Per Aarsleff the remainder, which interests are subject to rights of first refusal held by the Company and Per Aarsleff in the event of any proposed disposition.

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

         The Company has investigated various alternatives, but does not currently have, a manufacturing source for its NuPipe Process thermoplastic pipe. Because of its inventory level of NuPipe Process thermoplastic pipe and because the Company has not recently entered into NuPipe Process installation contracts and it is not required to supply thermoplastic pipe to its NuPipe licensees, the Company has not been materially adversely affected by not having a manufacturing source for thermoplastic pipe. If the demand for NuPipe Process products increases, the Company will qualify a new manufacturing source or manufacture NuPipe Process thermoplastic pipe itself. See further discussion under "Patents and Licenses" below.

         The Company has received a contractual commitment from the provider for the manufacture and supply of Thermopipe Process products to the Company through 2004.

         The Company sells Insituform CIPP Process liners and related products to certain licensees pursuant to fixed-term supply contracts. Under the arrangements assumed in connection with the acquisition of the Thermopipe Process, the Company also furnishes Thermopipe Process products to its approved contractors and licensees.

         The Company manufactures certain equipment used in its corrosion and abrasion protection operations.

PATENTS AND LICENSES

         As of December 31, 2002, the Company held 65 patents in the United States relating to the Insituform CIPP Process, the last of which to expire will remain in effect until 2017. As of December 31, 2002, the Company had 10 patents pending in the United States that relate to the Insituform CIPP Process.

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

         The Company holds 12 patents issued in the United States covering either the NuPipe Process or materials used in connection with the NuPipe Process. The Company also holds similar NuPipe Process (or related material) patents in 14 other countries. Due to reduced installation volumes and current lack of a supplier for NuPipe during 2002, the Company reduced the carrying value of its NuPipe patents and licenses in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which the Company early adopted in 2001. The NuPipe Process entails the manufacture of a folded thermoplastic replacement pipe that is stored on a reel in a reduced shape. The pipe is heated at the installation site to make it flexible enough to be inserted into an existing conduit. It is then pulled into place and sequentially expanded to match the existing conduit by internal heat and pressure and by progressive rounding, creating a tight fit against the conduit being repaired.

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

         The Company holds the exclusive rights to use the patents, trademarks and know-how related to the Paltem-HL system, a process for rehabilitating pressure pipes, which includes the Paltem-Frepp system, for substantially all of North America and, on a non-exclusive basis, additional territories in the eastern hemisphere and Latin America. Under the license, the Company is required to pay royalties at specified rates on installations and sales of liners. During the year ended December 31, 2002, the Company did not have any operations under this license.

         The Company's pipebursting operations are performed under royalty-bearing, non-exclusive licenses from BG Plc. The licenses terminate upon expiration of the underlying patent, which expires on April 19, 2005. In addition, either party may terminate the license upon six months' notice and under certain other circumstances. In 2002, the Company paid $1.1 million to BG Plc. under the license.

COMPETITION

         The markets in which the Company operates are highly competitive. Most of the Company's products, including the Insituform CIPP Process, face direct competition from competitors offering similar or equivalent products or services. In addition, clients can select a variety of methods to meet their pipe installation and rehabilitation needs, including a number of methods the Company does not offer.

         Most of the Company's installation operations are either project-oriented or term contracts for governmental entities that are obtained through competitive bidding or negotiations. Most competitors are local or regional companies, and may be either specialty trenchless contractors or general contractors. A few competitors have far greater financial resources than the Company and, with regard to products other than the cured-in-place process, may have greater experience than the Company. Therefore, there can be no assurance as to the success of the Company's trenchless processes in competition with these companies and alternative technologies for pipeline rehabilitation.

SEASONALITY

         The Company's operations can be affected by severe weather. The effects of weather are most notable between quarters of any given year. Typically, the summer months yield the strongest operational results, while the first quarter is normally more weak due to weather. Unusually severe weather in any area with a large project, or a significant number of smaller jobs, can cause short-term anomalies in operational performance. Only the tunneling segment is relatively immune to weather induced variability in operating results. For the past five years seasonal variation in work performed has not had a material effect on the Company's consolidated results of operations.

EMPLOYEES

         As of December 31, 2002, the Company employed 1,938 individuals. Certain of the Company's contracting operations are parties to collective bargaining agreements covering an aggregate of 391 employees. The Company generally considers its relations with its employees to be good.

GOVERNMENT REGULATION

         The Company is required to comply with all applicable United States federal, state and local, and all foreign, statutes, regulations and ordinances. In addition, the Company's installation and other operations have to comply with various relevant occupational safety and health regulations, transportation regulations, code specifications, permit requirements, and bonding and insurance requirements, as well as with fire regulations relating to the storage, handling and transporting of flammable materials. The Company's manufacturing facilities, as well as its installation operations, are subject to state and national environmental protection regulations, none of which presently have any material effect on the Company's capital expenditures, earnings or competitive position in connection with the Company's present business. However, although the Company's installation operations have established monitoring programs and safety procedures relating to its installation activities and to the use of solvents, further restrictions could be imposed on the manner in which installation activities are conducted, on equipment used in installation activities and on the use of solvents or the thermosetting resins used in the Insituform CIPP Process.

The Company believes that it is in material compliance with environmental and safety laws and regulations applicable to it.

         The use of both thermoplastics and thermosetting resin materials in contact with drinking water is strictly regulated in most countries. In the United States, a consortium led by NSF International ("NSF"), under arrangements with the United States Environmental Protection Agency (the "EPA"), establishes minimum requirements for the control of potential human health effects from substances added indirectly to water via contact with treatment, storage, transmission and distribution system components, by defining the maximum permissible concentration of materials which may be leached from such components into drinking water, and methods for testing them. In February 1996, the Paltem-HL and Frepp processes under license from Ashimori were certified by the NSF for use in drinking water systems. In April 1997, the Insituform PPL(R) liner was certified by the NSF for use in drinking water systems, followed in April 1999 by NSF certification of the Insituform RPP(R) liner for such use. The Thermopipe product also has NSF approval. The NSF assumes no liability for use of any products, and the NSF's arrangements with the EPA do not constitute the EPA's endorsement of the NSF, the NSF's policies or its standards. Dedicated equipment is needed in connection with use of these products in drinking water applications. The Company does not expect material revenues from drinking water rehabilitation at least through 2003.

EXECUTIVE OFFICERS

         The executive officers of the Company, and their respective ages and positions with the Company, are as follows:

                              Age at
                             March 15,
      Name                    2003                              Position with the Company
-------------------       --------------       ------------------------------------------------------------
Anthony W. Hooper               55             Chairman of the Board, President and Chief Executive Officer
Robert W. Affholder             67             Senior Executive Vice President
Joseph A. White                 49             Vice President - Chief Financial Officer
Carroll W. Slusher              54             Vice President - North America
Thomas A. A. Cook               38             Vice President - General Counsel

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

         Joseph A. White has been Vice President and Chief Financial Officer of the Company since 1999. From 1998 until joining the Company, Mr. White was Vice President and Chief Financial Officer of Key Plastics, an automotive parts manufacturer that filed for bankruptcy reorganization in 2000. From 1997 until 1998, Mr. White was Vice President-Finance for the Becker Group, a manufacturer of automotive interiors.

         Carroll W. Slusher has been Vice President-North America of the Company since 1999, having served as the Company's Divisional Vice President-North American Operations from 1998 until 1999 and Director of North American Pipe Rehabilitation from 1997 to 1998.

         Thomas A. A. Cook has been Vice President-General Counsel of the Company since 2000 and Secretary of the Company since 2001. Prior to joining the Company, Mr. Cook was a partner in the Corporate/Securities Department at the law firm of Blackwell Sanders Peper Martin LLP, and before June 1998, was with a predecessor firm (Peper Martin Jensen Maichel and Hetlage) in the Corporate/Securities Department.

Item 2. Properties

         The Company's executive offices are located in Chesterfield, Missouri, a suburb of St. Louis, at 702 Spirit 40 Park Drive. The executive offices are leased from an unaffiliated party through May 31, 2003. The Company is considering the options available to it following expiration of the lease, including a potential move to other facilities owned by the Company, also located in Chesterfield. The Company owns its research and development facility and its training facility in Chesterfield.

         The Company owns a liner fabrication facility and a contiguous felt manufacturing facility in Batesville, Mississippi. The Company's manufacturing facility in Memphis, Tennessee, is located on land sub-leased from an unaffiliated entity for an initial term of 40 years expiring on December 31, 2020. Linings (a majority-owned subsidiary) owns certain premises in Wellingborough, England, where its liner manufacturing facility is located.

         The Company owns or leases various operational facilities in the United States, Canada, Europe and Latin America.

         The foregoing facilities are regarded by management as adequate for the current requirements of the Company's business.

Item 3. Legal Proceedings

         In January 2003, the Company received notice of multiple claims, totaling more than $3.5 million, from the buyer of the former Kinsel wastewater treatment division. The claims arise out of the February 2002 sale of the Kinsel wastewater treatment division and allege the valuation of the assets sold was overstated. No litigation has been commenced. The Company is investigating the factual basis for these claims.

         The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management does not believe that the outcome of any such litigation will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. See "Item 1. Business - Rehabilitation Activities."

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         (a) The Company's class A common shares, $.01 par value ("Common Stock"), is traded in the over-the-counter market under the symbol "INSU." The following table sets forth the range of quarterly high and low sales prices commencing after December 31, 2000, as reported on The Nasdaq Stock Market.

Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

                   Period                  High          Low
               --------------            -------       -------
2002
               First Quarter             $ 26.93       $ 19.60
               Second Quarter              28.80         17.75
               Third Quarter               21.81         13.28
               Fourth Quarter              20.18         12.67
2001
               First Quarter             $ 41.06       $ 26.88
               Second Quarter              37.50         26.48
               Third Quarter               43.20         12.60
               Fourth Quarter              26.80         16.39

         As of March 15, 2003, the number of record holders of the Company's Common Stock was 934.

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

         (b)      Not applicable.

Item 6. Selected Financial Data

         The selected financial data set forth below have been derived from the Company's consolidated financial statements referred to under "Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" of this Annual Report on Form 10-K, and previously published historical financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in connection with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements, including the footnotes.

                                                                        Unaudited
                                                                  Year Ended December 31,
                                         ----------------------------------------------------------------------

                                         2002(1,2)     2001(1,2)      2000(1)          1999(1)         1998(1)
                                         ----          ----           ----             -----           ----
                                                         (in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues                                 $480,358      $445,310       $409,434         $339,883        $300,958
Operating income                           50,183        46,765         62,966           50,669          38,688
Income from continuing operations          28,560        24,940         34,906           25,983          17,887
Loss from discontinued operations          (5,869)          (72)             -                -               -
Net income                                 22,691        24,868         34,906           25,983          17,887
Basic earnings per share:
  Income from continuing operations          1.08          0.94           1.41             1.02             .67
Loss from discontinued operations           (0.22)            -              -                -               -
  Net income                                 0.86          0.94           1.41             1.02             .67


Dilutive earnings per share:
  Income from continuing operations          1.07          0.93           1.37             1.00             .66
Loss from discontinued operations           (0.22)            -              -                -               -
  Net income                                 0.85          0.92           1.37             1.00             .66

BALANCE SHEET DATA:
Cash                                     $ 75,386      $ 74,649       $ 64,107         $ 68,183        $ 76,904
Working capital, net of cash               48,844        64,070         50,361           51,997          45,052
Current assets                            252,651       259,767        201,008          174,372         170,105
Property, plant and equipment              71,579        68,547         70,226           54,188          56,421
Total assets                              473,013       463,622        354,974          311,625         304,608
Current maturities of long-term debt
  and line of credit                       49,360        35,218         18,023            3,188           2,918
Long-term debt, excluding
  current maturities                       67,014        88,853         98,217          114,954         112,131
Total liabilities                         198,965       211,940        187,327          170,314         161,395
Total common stock and other
  stockholders' equity                    272,618       250,127        165,290          138,603         139,505

--------------------------
(1)The Company has completed various acquisitions that have been accounted for under the purchase method of accounting, including Video Injection in 1998, Insituform Rioolrenovatietechnieken in 1999, Insituform Metropolitan, Inc. in 2000, Insituform Belgium N.V. in 2000, Kinsel in 2001, and Elmore Pipe Jacking, Inc. in 2002.

(2)Results include a pre-tax intangible asset impairment charge of $3.5 million in 2002 and pre-tax restructuring charges of $2.5 million and $4.1 million in 2002 and 2001, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         Insituform Technologies' revenues are derived primarily from installation of pipeline liners, replacement pipes and other contracting activities. Revenues are generated by the Company and its subsidiaries operating in the United States, Canada, France, the United Kingdom, the Netherlands, Belgium, Spain and Chile, and include royalties from unaffiliated licensees and sub-licensees. During the three years ended December 31, 2002, 2001 and 2000, approximately 65.5%, 69.8% and 74.0%, respectively, of the Company's consolidated revenues related to the Insituform CIPP Process.

         The Company has three principal operating segments: rehabilitation, tunneling and TiteLiner. The segments were determined based upon the types of products sold by each segment and each is regularly reviewed and evaluated separately. See Note 15 to the Consolidated Financial Statements for additional segment information and disclosures.

RESULTS OF OPERATIONS

($ IN THOUSANDS)                            2002                    2001                    2000
                                         ----------              ----------              ----------
Revenues                                  $480,358                $445,310                $409,434
Gross Profit                               125,622                 124,848                 137,073
Gross Profit Margin                           26.2%                   28.0%                   33.5%
Selling, General and Administrative         68,049                  66,955                  68,825
Amortization Expense                         1,433                   7,001                   5,282
Operating Income                            50,183                  46,765                  62,966
Operating Income Percentage                   10.4%                   10.5%                   15.4%

         Consolidated revenues from continuing operations were $480.4 million, increasing 7.9% over 2001 revenues of $445.3 million due primarily to growth in the tunneling segment with additional contributions from rehabilitation. Increases in rehabilitation and tunneling revenues were partially offset by a $10.7 million decline in TiteLiner revenues. Gross profit increased by 0.6% to $125.6 million, although gross margins decreased from 28.0% to 26.2% in 2002 versus 2001 due to decreased gross profit margins in the rehabilitation segment. Selling, general and administrative expenses increased 1.6% to $68.0 million in 2002 due primarily to operating the Kinsel business for two more months in 2002 than in 2001 and the May 2002 purchase of Elmore Pipe Jacking, Inc. operations, the combined impact being a $2.7 million increase. The elimination of amortization expense related to goodwill beginning in 2002 positively impacted operating income. Goodwill amortization pre-tax was $6.2 million in 2001 and $3.8 million in 2000. After restructuring and intangible asset impairment charges of $2.5 million and $3.5 million in 2002, operating income was $50.2 million in 2002, representing an increase of 7.3% over 2001 operating income, which included a $4.1 million restructuring charge.

         Consolidated revenues of $445.3 million in 2001 represented an 8.8% increase compared to 2000 revenues of $409.4 million due primarily to the acquisition of Kinsel in February 2001. Lower gross profit margins at Kinsel and a smaller gross profit margin in North American rehabilitation contributed to lower gross profit and gross margin levels in 2001 versus 2000. Selling, general and administrative expenses were $67.0 million, a decrease of 2.7% compared to $68.8 million in selling, general and administrative expenses in 2000. Amortization expense increased $1.7 million in 2001 due primarily to amortization of goodwill related to the Kinsel acquisition. The resulting operating income, which includes a $4.1 million restructuring charge, decreased 25.7% to $46.8 million in 2001 compared to $63.0 million in 2000.

         In the third quarter of 2002, a Company crew had an accident on a cured-in-place pipe project in Des Moines, Iowa. Two workers died and five workers were injured in the accident. The Company fully cooperated with Iowa's state OSHA in the investigation of the accident as well as reviewed its own safety procedures. Included in the estimated costs associated with the accident are the Company's insurance policy deductible, estimated OSHA assessments, lost productivity from the temporary shutdown of two crews and time spent by all cured-in-place pipe process field crews in additional training. The total financial impact of the accident was estimated to be a $0.04 loss per diluted share in 2002.

Rehabilitation

($ IN THOUSANDS)                             2002                    2001                    2000
                                          ----------              ----------              ----------
Revenues                                   $377,674                $369,219                $325,773
Gross Profit                                101,766                 107,809                 115,500
Gross Profit Margin                            26.9%                   29.2%                   35.5%
Selling, General and Administrative          59,871                  60,800                  61,530
Amortization Expense                            731                   6,691                   4,972
Operating Income                             35,208                  36,191                  48,997
Operating Income Percentage                     9.3%                    9.8%                   15.0%

         Rehabilitation revenues increased 2.3% to $377.7 million in 2002 compared to 2001 rehabilitation revenues of $369.2 million due to growth in North American rehabilitation. North American rehabilitation revenues increased approximately 3.7% over 2001 due primarily to the impact of an additional two months of revenue from Kinsel in 2002 compared to 2001. European revenues were relatively flat in 2002 compared to 2001, falling 1.1% to $47.9 million on weak demand and poor project pricing, primarily in France.

         Rehabilitation revenues for 2001 increased 13.3% over 2000 primarily as a result of incremental revenues of $47.0 million related to the Kinsel acquisition. Excluding the Kinsel acquisition, revenues in North American rehabilitation decreased $11.6 million or 4.1% to $269.9 million. The decrease in North America was a result of delays in job releases, pricing pressures and increased competition in several North American markets. Revenues in Europe increased $9.4 million or 24.1% to $48.4 million in 2001 compared to 2000 revenues of $39.0 million primarily as a result of growth and improvement in market conditions in Europe.

         Gross profits for rehabilitation decreased 5.6% to $101.8 million in 2002 from $107.8 million in 2001. Gross profit margins also decreased to 26.9% from 29.2% over the same time period. Rehabilitation margins in both North America and Europe drove the decrease, with gross profit dollars eroding 1.6% and 25.7% in each region, respectively. Aggressive pricing in the northeastern United States combined with increased use of subcontractors were the primary causes for the North American decline while pricing pressure and a weak market, primarily in France, resulted in inefficient crew utilization and tighter margins in the European operations.

         Gross profit margin for rehabilitation was 29.2% in 2001 versus 35.5% in 2000. The decrease in gross profit margins was primarily a result of lower utilization rates for work crews in North American operations, combined with more aggressive pricing as a result of increased competition in the marketplace. Also, operational capacity had been expanded in anticipation of revenue growth that did not materialize in 2001. Finally, the operations acquired from Kinsel contributed 22.1% of gross profit margin, which represents a lower margin base than typically achieved in the historical rehabilitation segment.

         Selling, general and administrative expenses in the rehabilitation business unit were $59.9 million in 2002, a 1.5% decrease compared to 2001 selling, general and administrative expenses of $60.8 million. Selling, general and administrative expenses as a percentage of revenues decreased to 15.9% in 2002 from 16.5% in 2001. Although the decrease appears relatively minor, selling, general and administrative expenses for 2002 are inclusive of incentive compensation accruals not recognized in 2001 due to performance. Significant improvements were achieved in Europe in 2002 where initiatives to cut overhead intensified. Kinsel operations also experienced a decrease in selling, general and administrative expenses in 2002 in spite of two additional months of expense as they became more integrated into the overall cost structure of the Company.

         Selling, general and administrative expenses for the Company's rehabilitation operations decreased 1.2% in 2001 from 2000 and to 16.5% of revenues in 2001 from 18.9% in 2000 primarily due to a significant reduction in incentive compensation and profit sharing expense, offset by the inclusion of selling, general and administrative expenses related to the operations acquired in the Kinsel acquisition. Additionally, at the time of the acquisition, the Kinsel operations had a lower cost structure than was typical for the rehabilitation segment.

         Amortization expense decreased to $0.7 million in 2002 from $6.7 million in 2001 due to the elimination of goodwill amortization. The increase in amortization expense from $5.0 million in 2000 to $6.7 million in 2001 was from increased goodwill amortization resulting from the acquisition of Kinsel.

         Rehabilitation operating income was $35.2 million in 2002, a 2.7% decrease compared to 2001 operating income of $36.2 million. Operating income includes $3.5 million of asset impairment charges and $2.5 million of restructuring charges in 2002, and $4.1 million of restructuring charges in 2001. The decrease is due primarily to the 2.3 percentage point decrease in gross margin percentage that the cessation of goodwill amortization in 2002 and improvements in administrative overhead costs could not offset.

         Rehabilitation operating income for 2001 decreased 26.1% from 2000. The decrease in operating income was a result of the decrease in gross profit margin discussed above, increased amortization of goodwill related to the Kinsel acquisition and the restructuring charge of $4.1 million recorded in 2001.

         The Company believes that cost control efforts initiated in 2002 make it well positioned to optimize benefits from future revenue growth. The Company plans to reduce operating activity in markets in the northeastern United States where pricing is unsatisfactory, but will continue its practice of operating in selected markets in regions where the operating environment is favorable. Plans for 2003 are to focus on moderate growth and become less dependent on cost control in order to meet margins. Research and development efforts will be focused more on improving existing products with regard to performance and cost, rather than the creation of new products. The Company expects to participate in bidding for any JEA projects put out for re-bid. See the "Backlog" section for additional information.

Tunneling

($ IN THOUSANDS)                               2002                   2001                    2000
                                             -------                -------                 -------
Revenues                                     $86,297                $49,019                 $46,866
Gross Profit                                  18,260                  8,880                   9,224
Gross Profit Margin                             21.2%                  18.1%                   19.7%
Selling, General and Administrative            5,703                  3,125                   3,367
Amortization Expense                             392                      -                       -
Operating Income                              12,165                  5,754                   5,858
Operating Income Percentage                     14.1%                  11.7%                   12.5%

         Tunneling revenues increased 76.0% to $86.3 million in 2002 compared to $49.0 million in 2001. Elmore operations, newly acquired in 2002, contributed $20.7 million or approximately half of the total increase. The remaining increase is a result of the Company's strategic focus on further penetrating the tunneling market based on market opportunities recognized in 2001 and continuing in 2002.

         Tunneling revenues for 2001 increased 4.6% compared to 2000, due primarily to market growth, which prompted the Company to concentrate on a growth strategy for the business unit.

         Gross profit in 2002 was $18.3 million, a 105.6% increase compared to 2001 gross profit of $8.9 million. Elmore's contribution to gross profit was less significant than its revenue contributions. Gross profit margin increased to 21.2% in 2002 compared to 18.1% in 2001. The margin percentage increase is primarily a result of positive adjustments at the close out of some large jobs.

         Gross profit margin for tunneling was 18.1% in 2001 versus 19.7% in 2000 despite slightly stronger revenues. Gross profit margin decreased during the year due to a change in mix to smaller lower margin projects from larger higher margin projects.

         Selling, general and administrative expenses increased 82.5% to $5.7 million in 2002 compared to $3.1 million in 2001. Most of the increase was due to the acquisition of Elmore, with the remainder from additional incentive compensation and support costs for segment growth. Selling, general and administrative expenses as a percent of revenue increased to 6.6% in 2002 compared to 6.4% in 2001.

         Selling, general and administrative expenses for tunneling decreased 7.2% to $3.1 million in 2001 from $3.4 million in 2000. Selling, general and administrative expenses decreased to 6.4% of revenues from 7.2% in 2000. The decline in selling, general and administrative expenses in total and as a percent of revenues was due to a reduction in incentive compensation and profit sharing expense and targeted cost reduction initiatives in 2001.

         The tunneling segment recognized amortization expense for the first time in 2002 due to covenants not to compete acquired as part of the purchase of Elmore.

         Based on a refinement of certain previous estimates reflected in the preliminary purchase price allocation for Elmore, goodwill was increased by $5.1 million during the fourth quarter of 2002. In addition to impacting goodwill, the result of the updated estimates decreased Elmore's beginning costs and estimated earnings in excess of billings amount by $3.9 million and increased beginning accrued expenses by $1.3 million. If these entries had not occurred, tunneling operating income would have been lower by $5.0 million. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition of Elmore.

         Operating income was $12.2 million in 2002, a 111.4% increase over 2001 operating income of $5.7 million, which reflects the factors discussed above.

         Tunneling operating income decreased slightly in 2001 compared to 2000, primarily as a result of the decrease in gross profit margins discussed above.

         The Company expects the tunneling business unit to continue growing in fiscal 2003, but at a more moderated pace than in 2002. The Affholder operations exceeded expectation in 2002, especially at the gross profit line where lower gross margin yields were originally expected. As tunneling operations, and more specifically, Elmore operations, continue to develop the market and are fully integrated into the overall consolidated structure, the Company expects efficiency gains at both the gross margin and operating income levels in the tunneling business unit and for tunneling to continue to grow in significance to the Company's consolidated financial results.

TiteLiner

($ IN THOUSANDS)                                2002                    2001                    2000
                                              -------                 -------                 -------
Revenues                                      $16,387                 $27,072                 $36,795
Gross Profit                                    5,596                   8,159                  12,349
Gross Profit Margin                              34.1%                   30.1%                   33.6%
Selling, General and Administrative             2,475                   3,030                   3,928
Amortization Expense                              310                     310                     310
Operating Income                                2,810                   4,820                   8,111
Operating Income Percentage                      17.1%                   17.8%                   22.0%

         TiteLiner revenues in 2002 were $16.4 million, a 39.5% decrease from 2001 revenues due primarily to continued decreases in demand from mining services. The Company expects the increases in oil prices in latter 2002 and early 2003 to moderately increase the demand in Canadian operations as demand for this product in North America typically responds to oil price changes.

         TiteLiner revenues for 2001 decreased 26.4% from 2000 primarily as a result of the completion of a large contract in South America in early 2001 which added approximately $13.0 million to revenues in 2000 versus $1.0 million in 2001. In addition, the United States and South American markets are geared towards large projects related to mining and thus fluctuate in tandem with mineral prices, especially copper. The price of copper and palladium were depressed, which resulted in a substantial decrease in projects relating to mining.

         Gross profit was $5.6 million in 2002, a decrease of 31.4% compared to $8.2 million in gross profit in 2001. The decrease is almost solely based on the lower revenues in 2002 versus 2001. Gross profit margin increased, however, in 2002 to 34.1% due primarily to the favorable impact from closing out the large project in South America.

         Gross profit margin for TiteLiner was 30.1% in 2001 compared to 33.6% in 2000. Lower mineral prices led to decreased revenues during 2001 placing pressure on overall unit capacity costs yielding lower gross profit margins.

         Selling, general and administrative expenses were $2.5 million for TiteLiner in 2002, representing an 18.3% reduction compared to 2001 selling, general and administrative expenses of $3.0 million. Much of this improvement was the result of the scaling back of TiteLiner operational costs as well as a smaller allocation of corporate overhead to the business unit given the reduction in segment revenues. Selling, general and administrative expenses as a percentage of revenue increased to 15.1% in 2002 from 11.2% in 2001 due to lower revenues in 2002.

         Selling, general and administrative expenses for TiteLiner decreased 22.9% in 2001 from 2000 primarily as a result of a reduction in incentive compensation and profit sharing expense and targeted cost reduction initiatives. Selling, general and administrative expenses increased in 2001 to 11.2% of revenues from 10.7% in 2000 due to decreased leverage of fixed costs over a lower revenue base.

         Operating income for the TiteLiner business unit decreased 41.7% to $2.8 million in 2002, compared to $4.8 million in 2001 primarily as a function of the decreased demand experienced in the business unit over the past year.

         TiteLiner's operating income for 2001 declined 40.6% compared to 2000, as a result of the decreases in revenues and gross profit margins previously discussed.

         After experiencing declining demand in the TiteLiner segment in 2002, the Company achieved its goal of maintaining, or bettering, gross profit margins and reducing operating costs in the business unit. Thus, the impact at the operating income line for the segment was minimized. The Company now expects demand in the TiteLiner business unit to stabilize at or around the current rate throughout 2003, as there were signs of moderate strength in the final months of 2002 primarily due to increasing oil and petroleum product prices to which the demand for the TiteLiner product is sensitive.

SPECIAL CHARGES

         The Company recorded two special charges in the third quarter of 2002. The first was a pre-tax charge of $2.5 million related to restructuring efforts. Of this amount, $1.3 million related to the elimination of 75 positions, primarily in administrative and overhead functions. An additional $1.2 million related to the write-down of information technology assets, lease cancellations, and disposal of certain identifiable fixed assets, primarily at the corporate level. As of December 31, 2002, the remaining liability related to the restructuring charge was $1.1 million, $0.8 million of which related to expected future severance costs. The Company expects the annualized benefit from this restructuring to be approximately $8.2 million before tax.

         In the fourth quarter of 2001, the Company recorded a pre-tax restructuring charge of $4.1 million, $0.9 million of which related to the elimination of 112 company-wide positions specifically identified as of December 31, 2001. An additional $3.2 million of the charge related to asset write-downs, lease cancellations and other costs associated with the closure and consolidation of eight facilities in the United States and the disposal of the associated assets. The anticipated annualized pre-tax benefit of this restructuring effort is $9.0 million. See Note 5 to the Consolidated Financial Statements regarding restructuring costs.

         The Company also took a charge in the third quarter of 2002 related to a write-down of intangible assets. The pre-tax charge totaled $3.5 million and related primarily to patents, trademarks, license and non-compete intellectual property assets that the Company deemed to be impaired based on recent business decisions and other circumstances. The asset write-down is expected to reduce amortization expense by approximately $0.5 million annually before tax. The impairment analysis was conducted in accordance with SFAS 144, "Accounting for the Disposal of Long-Lived Assets," which the Company early adopted in 2001. See Note 6 to the Consolidated Financial Statements regarding intangible asset impairment.

The Company is performing a strategic analysis on some facilities in the United States. Depending on the outcome of these evaluations, a further charge could be taken during 2003.

OTHER INCOME/EXPENSE

         Interest expense was $7.9 million in 2002, a 15.3% decrease compared to 2001 interest expense of $9.3 million. The decrease is primarily a result of a reduction in borrowing levels in 2002 and lower variable interest rates attached to short-term borrowings.

         Interest expense for 2001 compared to 2000 was relatively unchanged at $9.3 million. Although the Company made a scheduled $15.7 million payment on its Senior Notes, Series A (the "Senior Notes") in February 2001, the Company incurred additional debt of $12.2 million in the first quarter of 2001 as part of its acquisition of Kinsel.

         Other income increased 32.3% to $3.1 million in 2002 primarily due to the $1.2 million gain on the sale of a real estate investment acquired with Kinsel. This represents a $0.8 million increase over other income of $2.3 million in 2001. Interest income decreased $0.3 million on lower interest rates on cash during 2002 compared to 2001. In 2001, other income decreased 38.1%, or $1.4 million, to $2.3 million from $3.7 million in 2000. This was primarily due to a decline of four percentage points in market rates of return on the Company's short-term investments.

INCOME TAXES

         The Company's effective tax rate for 2002 decreased to 38.5% compared to 39.4% in 2001. This was primarily due to the Company's adoption of SFAS 142 as detailed in Note 8 to the Consolidated Financial Statements. This statement provides that goodwill should not be amortized but shall be tested for impairment annually, or more frequently, if circumstances indicate potential impairment. Management determined that there was no impairment to goodwill as of December 31, 2002 and therefore, no expense for goodwill through amortization or otherwise was recorded in 2002 for financial reporting purposes. The favorable effect on the rate as a result of the adoption of SFAS 142 was offset to some extent by a potential non-deductible OSHA penalty in relation to an Iowa job site accident.

         The Company's effective tax rate was 39.4% in 2001 compared to 39.5% in 2000. This minor change was the result of two offsetting components. There was an increased effect of non-deductible goodwill as a result of the Kinsel acquisition which was offset by a reduction due to the favorable conclusion of outstanding tax examinations.

         The effective tax rate was calculated consistent with the Company's belief that deferred tax assets will be fully realized in future periods. See
Note 12 to the Consolidated Financial Statements regarding taxes on income.

MINORITY INTEREST AND EQUITY IN EARNINGS OF AFFILIATED COMPANIES

         Minority interest in net income was $0.2 million in 2002, a 45.1% decrease from 2001 minority interest in net income of $0.3 million. Equity in earnings of affiliated companies decreased 26.3% to $0.8 million in 2002 compared to $1.1 million in 2001. The decrease primarily resulted from the discontinued affiliation with a joint venture partner in the third quarter of 2002.

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

DISCONTINUED OPERATIONS

         During the fourth quarter of 2001, the Company made the decision to sell certain operations related to the Kinsel acquisition. At that time, the Company classified as discontinued the wastewater treatment plant, commercial construction and highway operations. For the 2002 fiscal year, discontinued operations generated a $5.9 million net loss. Although all of these operations were disposed of in 2002, under the terms of sale, the Company is still responsible for certain identified jobs. The few remaining jobs in process at December 31, 2002 are expected to be completed in 2003. See Note 16 to the Consolidated Financial Statements regarding subsequent events.

         The Company completed the sale of the wastewater treatment plant construction operations effective January 1, 2002. The Company received $1.5 million in cash and a $2.0 million note for a total sale price of $3.5 million, resulting in a slight loss on the sale. In the first quarter of 2003, the Company received claims by the buyer of the wastewater treatment plant operations. See Note 16 to the Consolidated Financial Statements regarding subsequent events.

         During the third quarter of 2002, the Company sold the heavy highway operations for $2.6 million in cash and $1.5 million in notes, resulting in a pre-tax gain of $1.5 million, or $0.9 million after-tax.

         The Company completed the sale of certain contracts and assets of the highway maintenance operations during the fourth quarter of 2002 for $1.4 million in cash and $1.5 million in subordinated notes. The Company recognized no gain or loss on this sale.

         The Company has assessed the valuation of amounts receivable in connection with these disposed operations and established appropriate reserves. Based on the expected reduction in net proceeds reflected by these reserves, the total after-tax gain on sale from these operations would have been $0.6 million. These sales comprised the disposition of all operations previously classified as discontinued. See Note 4 to the Consolidated Financial Statements for additional disclosure of discontinued operations.

NET INCOME/EARNINGS PER SHARE

         Net income declined by 8.8% in 2002 to $22.7 million from $24.9 million in 2001. Net income in 2001 had decreased 28.8% from 2000 net income of $34.9 million. Return on revenue decreased in each of the last three years from 8.5% in 2000 to 5.6% in 2001 and 4.7% in 2002. Return on average stockholders' equity was 8.7%, 12.0%, and 23.0% in 2002, 2001, and 2000, respectively. The results include $5.9 million and $0.1 million in losses from discontinued operations in 2002 and 2001, respectively. These results also include the impact of a $2.5 million restructuring charge and $3.5 million intangible asset write-down in 2002 and a $4.1 million restructuring charge in 2001, all amounts before tax. There were no comparable charges in 2000.

         Diluted earnings per share were $0.85 for 2002, down 7.6% compared to 2001 diluted earnings per share of $0.92. The restructuring charge and impairment charge in 2002 impacted diluted earnings per share by $0.06 and $0.08 per share respectively. Discontinued operations adversely impacted diluted earnings per share in 2002 by $0.22 per share.

         Diluted earnings per share decreased 32.8% from $1.37 per share in 2000 to $0.92 per share in 2001. The restructuring charge and the effect of discontinued operations discussed above impacted diluted earnings per share by $0.10 per share. Diluted earnings per share were also favorably impacted by the repurchase of 249,500 shares of common stock in 2002 and 563,109 shares of common stock in 2001.

OUTLOOK

         During 2002, management primarily focused on maintaining revenues with a more cost efficient infrastructure supporting the Company's operations. Management believes that the implementation of these cost reduction programs will better position the Company to take advantage of positive market conditions when the economy rebounds. Backlog remains strong in most business units and growth in the tunneling segment is expected to continue fueling overall moderate growth of the Company. Rehabilitation is expected to continue revenue growth at a slightly higher rate in 2003 compared to 2002 with the potential for some erosion of gross margin.

         The Company expects the overall sales environment to remain challenging with regard to bidding and pricing. The impact, if any, of the war with Iraq is uncertain, although the current political situation could potentially disrupt and further soften the market for municipal contracts.

CRITICAL ACCOUNTING POLICIES

         Discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the financial statements date. Actual results may differ from these estimates under different assumptions or conditions.

         Some accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company believes that its critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Consolidated Financial Statements.

REVENUE RECOGNITION - PERCENTAGE-OF-COMPLETION METHOD

         The Company recognizes revenues and profit as construction and installation contracts progress using the percentage-of-completion method of accounting, which relies on estimates of total expected contract revenues and costs. Under this method, estimated contract revenues and resulting gross profit margin are recognized based on actual costs incurred to date as a percentage of total estimated costs. The Company follows this method since reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Total estimated costs, and thus contract margin, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, customer needs, customer delays in providing approvals, labor availability, governmental regulation and politics, may also affect the progress and estimated cost of a project's completion and thus the timing of margin and revenue recognition. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional revenues and profit recognition, and unfavorable changes in estimates result in a reduction of recognized revenues and profits. When current estimates of total contract costs indicate that the contract will result in a loss, the projected loss is recognized in full in the period in which the loss becomes evident. Revenues from change orders, extra work, variations in the scope of work and claims are recognized when realization is reasonably assured.

         Many of the Company's contracts provide for termination of the contract at the convenience of the customer. In the event a contract would be terminated at the convenience of the customer prior to completion, the Company will typically be compensated for progress up to the time of termination and any termination costs. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met as the result of circumstances that are within the Company's control. Losses on terminated contracts and liquidated damages have historically not been significant.

RETAINAGE

         Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of revenue earned by the Company but held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Historically, the Company has not experienced any material write-offs of retainage receivables. Retainage on active contracts is classified as a current asset regardless of the term of the contract. See Note 2 to the Consolidated Financial Statements regarding classification of current assets and current liabilities.

GOODWILL IMPAIRMENT

         Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), the Company assesses recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Factors that could potentially trigger an impairment review include the following:

         - significant underperformance of a segment or division relative to expected historical or projected future operating results;

         -        significant negative industry or economic trends; and

         -        significant changes in the strategy for a segment or division.

         In accordance with the provisions of SFAS 142, the Company calculates the fair value of its reporting units and compares such fair value to the carrying value of the reporting unit to determine if there is any indication of goodwill impairment. The Company's reporting units consist of North American rehabilitation, European rehabilitation, tunneling, and TiteLiner. To calculate reporting unit fair value, the Company utilizes a discounted cash flow analysis based upon, among other things, certain assumptions about expected future operating performance. The Company typically engages a third-party valuation expert to assist in estimating reporting unit fair value. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in the Company's weighted average cost of capital, or changes in operating performance. An impairment charge will be recognized to the extent that the implied fair value of the goodwill balances for each reporting unit is less than the related carrying value.

DEFERRED INCOME TAX ASSETS

         The Company provides for estimated income taxes payable or refundable on current year income tax returns as well as the estimated future tax effects attributable to temporary differences and carryforwards, in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 also requires that a valuation allowance be recorded against any deferred tax assets that are not likely to be realized in the future. This requires considerable judgment on the part of management to determine such realizability. The determination is based on the ability of the Company to generate future taxable income and, at times, is dependent on management's ability to implement strategic tax initiatives to ensure full utilization of recorded deferred tax assets. Should management not be able to implement the necessary tax strategies, the Company may need to record valuation allowances for certain deferred tax assets, including those related to foreign income tax benefits.

LONG-LIVED ASSETS

         Property, plant and equipment, goodwill and other intangibles (primarily patents and covenants not to compete) are recorded at cost and, except for goodwill, are amortized on a straight-line basis over their estimated useful lives. Changes in circumstances such as technological advances, changes to the Company's business model or changes in the Company's capital strategy can result in the actual useful lives differing from the Company's estimates. In those cases where the Company determines that the useful life of property, plant and equipment or its intangible assets should be shortened, the Company would depreciate the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation expense.

         Long-lived assets, including property, plant and equipment, and other intangibles, are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following:

         - significant underperformance in a region relative to expected historical or projected future operating results;

         - significant changes in the use of the assets of a region or the strategy for the region;

         -        significant negative industry or economic trends;

         - significant decline in the Company's stock price for a sustained period; and

         - market capitalization is significantly less than net book value.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Management makes estimates of the uncollectibility of the Company's accounts receivable. Management evaluates specific accounts where the Company has information that the customer may be unwilling or unable to pay the receivable in full. In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due in order to reduce the receivable to the amount that is expected to be collected. The specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. After all attempts to collect the receivable have failed, the receivable is written off against the reserve. Based on the information available, the Company believes that the allowance for doubtful accounts as of December 31, 2002 is adequate. However, no assurances can be given that actual write-offs will not exceed the recorded reserve.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased $0.7 million, or 1.0%, to $75.4 million at December 31, 2002 compared to $74.6 million in cash and cash equivalents at December 31, 2001. The cash balance at the end of 2002 includes $4.0 million of cash and cash equivalents restricted in various escrow accounts. Continuing operations contributed $25.3 million in operating cash flow to the Company, representing a 88.7% ratio versus income from continuing operations. Operating cash flow comprised the most significant portion of the Company's cash flow in the year ended December 31, 2002. Discontinued operations generated an additional $0.9 million in operating cash flow for overall operating cash flow of $26.2 million, down 24.8% from $34.8 million in operating cash flow for the year ended December 31, 2001. Working capital was $124.2 million at December 31, 2002, down 10.4% from the $138.7 million in working capital at December 31, 2001. Operating cash flow has historically been the most significant contributor to net cash flow and the Company expects this trend to continue into the foreseeable future.

         The Company engaged in several acquisition and disposal activities that had significant effects on cash flow. Proceeds from the sale of fixed assets relate principally to $9.2 million received from a sale-leaseback arrangement on a tunnel boring machine. The same amount is reflected in capital expenditures for construction of the tunnel boring machine. Total capital expenditures used $21.8 million in cash during 2002, a 30.9% increase when compared to $16.6 million in capital expenditures during 2001. Other than the tunnel boring machine, capital expenditures were primarily to sustain the amount of equipment already in place in the rehabilitation segment, and additional expenditures necessary to fuel the growth experienced in the tunneling segment. The Company expended $8.5 million, net of cash acquired, for the purchase of Elmore and received $5.4 million in cash from the sale of discontinued operations. Additionally, the Company received $1.9 million in cash for the sale of a real estate investment that it owned.

         Financing activities used $13.4 million in cash for the year ended December 31, 2002, an increase of 13.4% over $11.8 million in cash used for financing activities for the year ended December 31, 2001. The most significant use of cash was $20.9 million for the repayment of long-term debt, a majority of which is the regular annual payment of $15.7 million on the Company's Senior Notes, as well as the payoff of several capital leases related to operations at Kinsel. The annual payments on the Senior Notes are scheduled to run through 2007. The Company received $2.5 million in cash for the issuance of 205,280 shares of Company stock related to option exercises. In mid-1998, the Company authorized the repurchase of up to 2,700,000 shares of the Company's Common Stock to be made from time to time over five years in open market transactions. The amount and timing of purchases are dependent upon a number of factors, including the price and availability of the Company's shares, general market conditions and competing alternative uses of funds, and may be discontinued at any time. In October 1999, the Company increased the original authorization by an additional 2,000,000 shares of Common Stock through the period ending June 2003. In September 2001, the Company further increased the original authorization by an additional

1,000,000 shares of Common Stock. The Company expended $5.2 million to purchase 249,500 shares of treasury stock during 2002. As of December 31, 2002, the Company had purchased 3,809,615 shares of treasury stock for a cumulative purchase price of $72.6 million under the stock buyback plan. Option exercises and treasury stock purchases did not have a significant impact on earnings per share in 2002.

         Receivables were $83.0 million at December 31, 2002, down 3.7% compared to $86.2 million at December 31, 2001. Costs and estimated earnings in excess of billings increased 54.6% to $36.7 million in 2002 from $23.7 million in 2001 primarily as a result of the rapid growth in the tunneling business unit where start-up costs at the beginning of large projects frequently cannot be billed until tunneling begins. The collection of installation receivables involves contractual provisions for retainage by the project owner, often 5% to 15% of the contract amount, which extends the collection process. The slow review processes often employed by the Company's municipal customers also further prolong collection. Retainage receivables increased from $21.3 million in 2001 to $23.7 million in 2002. In the United States, retainage receivables are generally received within one year after the completion of a contract. In Europe, collection of retainage receivables normally extends one to two years. The increase in net working capital during 2002 compared to 2001 was the primary reason for the $19.4 million decrease in operating cash flow from continuing operations in 2002 versus 2001. See Note 13 to the Consolidated Financial Statements regarding changes in operating assets.

         The Company has entered into several contractual joint ventures in order to develop joint bids on contracts for its installation business, and for tunneling operations. In these cases, the Company could be required to complete the partner's portion of the contract if the partner is unable to complete its portion. The Company is at risk for any amounts for which the Company itself could not complete the work and for which a third party contractor could not be located to complete the work for the amount awarded in the contract. The Company has not experienced material adverse results from such arrangements. The Company continues to investigate opportunities for expanding its business through such structures.

         At December 31, 2002, the Company had unused committed bank credit facilities under a credit agreement (the "Credit Agreement") totaling $18.8 million. The commitment fee paid per annum by the Company is 0.2% on the unborrowed balance. The interest rates under this facility vary and are based on the prime rate or LIBOR. As of December 31, 2002, the rate was 2.19%.

         Effective March 27, 2003, the Company entered into a new three-year bank revolving credit facility to replace its expiring bank credit facility. This new facility provides the Company with borrowing capacity of up to $75 million. The quarterly commitment fee ranges from 0.2% to 0.3% per annum on the unborrowed balance depending on the leverage ratio determined as of the last day of the Company's preceding fiscal quarter. At the Company's option, the interest rates will be either (i) the LIBOR plus an additional percentage that varies from 0.75% to 1.5% depending on the leverage ratio or (ii) the higher of (a) the prime rate or (b) the federal funds rate plus 0.50%. As of March 27, 2003, the interest rate on the credit facility was 4.25% and the balance was $40.0 million.

         The Company's Senior Notes, due February 14, 2007, bear interest, payable semi-annually in August and February of each year, at the rate per annum of 7.88%. Each year, from February 2003 to February 2006, inclusive, the Company will be required to make principal payments of $15.7 million, together with an equivalent payment at maturity. On December 31, 2002, the principal amount of Senior Notes outstanding was $78.6 million. The Senior Notes may be prepaid at the Company's option, in whole or in part, at any time, together with a make-whole premium. Upon specified change in control events each holder has the right to require the Company to purchase its Senior Note without any premium thereon.

         The Senior Notes and the new bank credit facility obligate the Company to comply with certain financial ratios and restrictive covenants that, among other things, place limitations on operations and sales of assets by the Company or its subsidiaries, limit the ability of the Company to incur secured indebtedness and liens and limit the ability of subsidiaries to incur indebtedness, and, in the event of default, limit the ability of the Company to pay cash dividends or to redeem its capital stock. The Senior Notes and the bank credit facility also obligate certain of the Company's domestic subsidiaries to guaranty these obligations. The Company was in compliance with all debt covenants at December 31, 2002.

         The Company's Euro Note, due July 7, 2006, bears interest, payable quarterly in January, April, July, and October of each year, at the rate per annum of 5.5%. Each year until maturity, the Company will be required to make principal payments of $810 thousand for which currency fluctuations will have an effect on the U.S. dollar payment amount. On December 31, 2002, the principal amount of the Euro Note outstanding was (euro)3.2 million, or $3.4 million.

         The Company expects to place additional unsecured senior notes in the maximum principal amount of $65 million with certain institutional investors through a private offering made by the Company during the second quarter of 2003. The Company believes it has adequate resources and liquidity to fund future cash requirements for working capital, capital expenditures and debt repayments with cash generated from operations, existing cash balances, additional short- and long-term borrowing (including the placement of the additional senior notes) and the sale of assets. The Company anticipates that operating cash flow will remain a significant portion of operational funding in the foreseeable future. For additional discussion of assets financed through operating leases and the capital commitments thereon, see Note 14 in the Notes to Consolidated Financial Statements.

         The balance of cash and cash equivalents increased $10.5 million to $74.6 million at December 31, 2001 compared to $64.1 million at December 31, 2000. The cash balance at the end of 2001 includes $4.3 million of cash and cash equivalents restricted in various escrow accounts. Operating cash flow from continuing operations of $44.7 million was 179.3% of income from continuing operations and provided a majority of the Company's cash flow in the year ended December 31, 2001. Net operating cash flow for the year was $34.8 million. Historically, operating cash flow has been the largest source of available capital, by comparison providing $42.6 million in the year ended December 31, 2000. Working capital was $138.7 million at December 31, 2001 compared to $114.5 million at December 31, 2000.

         Other significant sources of cash during 2001 were proceeds from short-term borrowings against the line of credit of $15.0 million and proceeds of $9.0 million from the sale of fixed assets, including a building due to the closure of an operating site and two tunneling machines. An additional $6.1 million was contributed from the issuance of common stock upon the exercise of options in 2001.

         Cash was used in nearly equal amounts for investing and financing activities during 2001. Of the $16.6 million expended on capital, $6.6 million related to two tunneling machines for which the Company initially funded construction and were later leased back under an operating lease. The Company's financing activities in 2001 included $20.6 million of repayments on debt agreements, the largest of which was a $15.7 million scheduled principal payment on the Company's Senior Notes. These payments are scheduled in equal amounts through 2007. Repurchases under the Company's previously reported stock repurchase program were $12.2 million for the year to acquire 563,109 shares. The net effect of the Company's stock issuance and repurchases during 2001 did not have a significant impact on earnings per share in 2001.

         Trade receivables, together with costs and estimated earnings in excess of billings and retainage under construction contracts, increased 15.4%, to $131.2 million, from $113.7 million at the end of 2000, primarily as a result of the acquisition of Kinsel, which added $13.7 million to receivables at the end of 2001. The collection of installation receivables involves contractual provisions for retainage by the project owner, often 5% to 15% of the contract amount, which extends the collection process. The slow review processes often employed by the Company's municipal customers also sometimes further prolong collections. In the United States, retainage receivables are generally received within one year after the completion of a contract.

         At December 31, 2001, the Company had unused committed bank credit facilities under the Credit Agreement totaling $34.1 million. As of December 31, 2001, the interest rate on the facility was 4.75%. On December 31, 2001, the principal amount of Senior Notes outstanding was $94.3 million.

         Capital expenditures in 2003 are expected to be used primarily to maintain the current amount of equipment in service for rehabilitation and for funding of growth needs in tunneling. The Company is in the process of evaluating various alternatives regarding modifications, upgrades and revisions to its manufacturing facilities. These changes could cost up to $5.6 million during 2003. For additional discussion of assets financed through operating leases and the capital commitments thereon, see Note 14 to the Consolidated Financial Statements.

         In May 2002, the Company acquired Elmore, a regional provider of trenchless tunneling, microtunneling, segmented lining and pipe jacking services in the western United States for approximately $12.5 million. The acquisition was funded primarily through $8.5 million in cash, the settlement of debt owed by Elmore to the Company, and the assumption of additional liabilities.

         In February 2001, the Company acquired Kinsel, a trans-regional provider of pipebursting and other sewer rehabilitation services, for approximately $80.0 million. The acquisition was funded primarily through issuance of 1,847,165 shares of the Company's common stock from treasury, cash and the issuance of a $5.4 million note to the seller.

         In February 2000, the Company acquired the rights to the Insituform CIPP Process and NuPipe Process for the states of New York and New Jersey, through the purchase of all of the shares of the capital stock of Insituform Metropolitan, Inc. and the operating assets of certain of its affiliates. At closing, the Company paid the sellers an aggregate of $5.0 million in cash, in addition to assuming operating liabilities of the acquired business. In July 2000, Insituform Italia s.r.l., a newly formed joint venture of the Company and Per Aarsleff A/S, acquired Italcontrolli Nord s.r.l., the Insituform CIPP Process licensee in Italy, for $1.2 million. During 2001, the Company acquired the remaining 50% ownership of K-Insituform, N.V., its joint venture in Belgium, for approximately $0.3 million, along with the remaining 33% ownership of Insituform France, S.A., for approximately $0.8 million.

DISCLOSURE OF FINANCIAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The Company has entered into various financial obligations and commitments in the course of its ongoing operations and financing strategies. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities as well as from commercial arrangements that are directly supported by related revenue-producing activities. Commercial commitments represent contingent obligations of the Company, which become payable only if certain pre-defined events were to occur, such as funding financial guarantees. See Note 14 to the Consolidated Financial Statements for additional disclosure of financial obligations and commercial commitments.

         The following table provides a summary of the Company's financial obligations and commercial commitments as of December 31, 2002 (in thousands). This table includes cash obligations related to principal outstanding under existing debt arrangements and operating leases.

                             Payments Due by Period
                             ----------------------

   Cash Obligations*            Total         2003         2004         2005         2006          2007    Thereafter
                             ---------      -------      -------      -------       -------      -------   ----------
Long-term debt**             $  90,374      $23,360      $17,377      $17,007       $16,764      $15,822     $   44
Line of credit facility         26,000       26,000            -            -             -            -          -
Operating leases                44,472       13,531        9,386        6,062         4,470        3,952      7,071
                             ---------      -------      -------      -------       -------      -------   --------
Total contractual cash
   obligations                $160,846      $62,891      $26,763      $23,069       $21,234      $19,774     $7,115
                             =========      =======      =======      =======       =======      =======   ========

*Cash obligations herein are not discounted and do not include related interest. See Notes 9 and 14 to the Consolidated Financial Statements regarding long-term debt and commitments and contingencies, respectively.

** The Company expects to place additional unsecured senior notes in the maximum principal amount of $65 million with certain institutional investors through a private offering made by the Company during the second quarter of 2003.

MARKET RISK

         The Company is exposed to the effect of interest rate changes and foreign currency fluctuations. Due to the immateriality of potential impacts from changes in these rates, the Company does not use derivative contracts to manage these risks.

INTEREST RATE RISK

         The fair value of the Company's cash and short-term investment portfolio at December 31, 2002 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, is not material.

         The Company's objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, the Company maintains fixed rate debt as a percentage of its net debt in a percentage range set by policy. The fair value of the Company's long-term debt, including current maturities and the amount outstanding on the line of credit facility, was estimated to be $118.2 million at December 31, 2002, and exceeded carrying value by $1.8 million. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's debt specific borrowing rates at December 31, 2002, or $3.9 million.

FOREIGN EXCHANGE RISK

         The Company operates subsidiaries, and is associated with licensees and affiliates operating solely in countries outside of the United States, and in currencies other than the U.S. dollar. Consequently, these operations are inherently exposed to risks associated with fluctuation in the value of the local currencies of these countries compared to the U.S. dollar. At December 31, 2002, approximately $3.5 million of financial instruments, primarily long-term debt, were denominated principally in Euros. The effect of a hypothetical adverse change of 10% in year-end exchange rates (a strengthening of the U.S. dollar) is immaterial and would be largely offset by cash activity.

OFF-BALANCE SHEET ARRANGEMENTS

         The Company uses various structures for the financing of operating equipment, including borrowing, operating and capital leases, and sale-leaseback arrangements. All debt, including the discounted value of future minimum lease payments under capital lease arrangements, is presented in the balance sheet. The Company's commitments under operating lease arrangements were $44.5 million at
                                       29

December 31, 2002. The Company also has exposure under performance guarantees by contractual joint ventures and indemnification of its bonding agent and licensees. However, the Company has never experienced any material adverse effects to financial position, results of operations or cash flows relative to these arrangements. The Company has no other off-balance sheet financing arrangements or commitments. See Note 14 in the Notes to Consolidated Financial Statements regarding commitments and contingencies.

EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

         Affholder, Inc. ("Affholder"), the Company's wholly-owned subsidiary that comprises a portion of the tunneling segment, leased five cranes from A-Y-K-E Partnership as of March 15, 2003. A-Y-K-E is a partnership that is controlled by Robert W. Affholder, the Company's Senior Executive Vice President and a member of the Company's board of directors. During the year ended December 31, 2002, Affholder paid A-Y-K-E $600,000 pursuant to equipment leases. This amount represents 10.4% of all lease payments made by Affholder during 2002 and 4.4% of all lease payments made by the Company in 2002. Affholder owns, or leases under long-term operating leases with third party leasing companies, several pieces of tunneling equipment, including cranes and tunnel boring machines. From time to time for specific projects, Affholder will lease additional equipment from a variety of sources, including A-Y-K-E. A-Y-K-E owns various pieces of equipment that are used in the tunneling industry, including cranes and tunnel boring machines. The cranes that are currently under lease are leased under separate lease agreements on terms that are substantially similar to, or better than, those otherwise available to Affholder in the market. The leases are terminable upon 30 days' prior notice by either party. During 2002, A-Y-K-E leased equipment only to Affholder. At Affholder's discretion, Affholder may sublease the cranes to third parties and retain any profit generated from the sublease.

NEW ACCOUNTING PRONOUNCEMENTS

         For a discussion of new accounting pronouncements, see Note 2 to the Consolidated Financial Statements.

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

Item 8. Financial Statements and Supplementary Data

         For information concerning this item, see "Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K," which information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         For information concerning this item, see "Item 1. Business-Executive Officers" and the proxy statement to be filed with respect to the 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement"), which information is incorporated herein by reference.

Item 11. Executive Compensation

         For information concerning this item, see the 2003 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         For information concerning this item, see the 2003 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         For information concerning this item, see the 2003 Proxy Statement, which information is incorporated herein by reference.

Item 14. Controls and Procedures

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      1.       Financial Statements:

         The consolidated financial statements filed in this Annual Report on Form 10-K are listed in the attached Index to Consolidated Financial Statements.

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

Dated: March 31, 2003             INSITUFORM TECHNOLOGIES, INC.

                                  By: /s/ JOSEPH A. WHITE
                                     ------------------------------------------
                                     Joseph A. White
                                     Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                  Title                          Date
/s/ ANTHONY W. HOOPER                  Principal Executive Officer and       March 31, 2003
---------------------------            Director
Anthony W. Hooper

/s/ JOSEPH A. WHITE                    Principal Financial and               March 31, 2003
---------------------------            Accounting Officer
Joseph A. White

/s/ ROBERT W. AFFHOLDER                Director                              March 31, 2003
---------------------------
Robert W. Affholder

/s/ PAUL A. BIDDELMAN                  Director                              March 31, 2003
---------------------------
Paul A. Biddelman

/s/ STEPHEN P. CORTINOVIS              Director                              March 31, 2003
---------------------------
Stephen P. Cortinovis

/s/ JOHN P. DUBINSKY                   Director                              March 31, 2003
---------------------------
John P. Dubinsky


        Signature                                  Title                          Date
/s/ JUANITA H. HINSHAW                 Director                              March 31, 2003
---------------------------
Juanita H. Hinshaw

/s/ THOMAS KALISHMAN                   Director                              March 31, 2003
---------------------------
Thomas Kalishman

/s/ SHELDON WEINIG                     Director                              March 31, 2003
---------------------------
Sheldon Weinig

/s/ ALFRED L. WOODS                    Director                              March 31, 2003
---------------------------
Alfred L. Woods

                                 CERTIFICATIONS

I, Anthony W. Hooper, certify that:

1. I have reviewed this annual report on Form 10-K of Insituform Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003             /s/ ANTHONY W. HOOPER
                                 _______________________________________________
                                 Anthony W. Hooper
                                 Chairman, President and Chief Executive Officer

I, Joseph A. White, certify that:

1. I have reviewed this annual report on Form 10-K of Insituform Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                  /s/ JOSEPH A. WHITE
                                      __________________________________________
                                      Joseph A. White
                                      Vice President and Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Management............................................................     F-2

Reports of Independent Public Accountants.......................................     F-3

Consolidated Statements of Income for the years
     ended December 31, 2002, 2001 and 2000.....................................     F-5

Consolidated Balance Sheets, December 31, 2002 and 2001 ........................     F-6

Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 2002, 2001 and 2000.....................................     F-7

Consolidated Statements of Cash Flows for the years
     ended December 31, 2002, 2001 and 2000.....................................     F-8

Notes to Consolidated Financial Statements......................................     F-10

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

The Board of Directors, through its Audit Committee comprised of independent directors, is responsible for overseeing that both management and the independent accountants fulfill their respective responsibilities relative to the financial statements. Moreover, the independent accountants have full and free access to meet with the Audit Committee, with or without management present, to discuss auditing or financial reporting matters.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
and Shareholders of
Insituform Technologies, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Insituform Technologies, Inc. and its subsidiaries at December 31, 2002 and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of Insituform Technologies, Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements dated February 1, 2002, before the revision described in Note 8.

As discussed above, the consolidated financial statements of Insituform Technologies, Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 8, these financial statements have been revised to include the transitional disclosures required by Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 8. In our opinion, the transitional disclosures for 2001 and 2000 in Note 8 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

PricewaterhouseCoopers LLP

St. Louis, Missouri
January 28, 2003, except for Note 16
which is as of March 28, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

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

ARTHUR ANDERSEN LLP

St. Louis, Missouri,
February 1, 2002

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                    (In thousands, except per share amounts)

                                                                           2002          2001         2000
                                                                        ---------      --------     --------
REVENUES                                                                 $480,358      $445,310     $409,434

COST OF REVENUES                                                          354,736       320,462      272,361
                                                                        ---------      --------     --------

GROSS PROFIT                                                              125,622       124,848      137,073

SELLING, GENERAL AND ADMINISTRATIVE                                        68,049        66,955       68,825

AMORTIZATION EXPENSE                                                        1,433         7,001        5,282

RESTRUCTURING CHARGES (Note 5)                                              2,458         4,127            -

IMPAIRMENT CHARGE (Note 6)                                                  3,499             -            -
                                                                        ---------      --------     --------
OPERATING INCOME                                                           50,183        46,765       62,966
                                                                        ---------      --------     --------
OTHER (EXPENSE) INCOME:
   Interest expense                                                        (7,911)       (9,339)      (9,347)
   Other                                                                    3,055         2,309        3,732
                                                                        ---------      --------     --------
TOTAL OTHER EXPENSE                                                        (4,856)       (7,030)      (5,615)
                                                                        ---------      --------     --------
INCOME BEFORE TAXES ON INCOME                                              45,327        39,735       57,351

TAXES ON INCOME                                                            17,451        15,653       22,647
                                                                        ---------      --------     --------

INCOME BEFORE MINORITY INTERESTS, EQUITY IN EARNINGS
   AND DISCONTINUED OPERATIONS                                             27,876        24,082       34,704

MINORITY INTERESTS                                                           (150)         (273)        (610)

EQUITY IN EARNINGS OF AFFILIATED COMPANIES                                    834         1,131          812
                                                                        ---------      --------     --------
INCOME FROM CONTINUING OPERATIONS                                          28,560        24,940       34,906

LOSS FROM DISCONTINUED OPERATIONS, net of tax benefits of
     $3,674 and $47, respectively                                          (5,869)          (72)           -
                                                                        ---------      --------     --------
NET INCOME                                                                $22,691      $ 24,868     $ 34,906
                                                                        =========      ========     ========
EARNINGS PER SHARE OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:

   Basic:
     Income from continuing operations                                  $    1.08      $   0.94     $   1.41
     Loss from discontinued operations                                      (0.22)            -            -
                                                                        ---------      --------     --------
     Net Income                                                         $    0.86      $   0.94     $   1.41
                                                                        =========      ========     ========
   Diluted:
     Income from continuing operations                                  $    1.07      $   0.93     $   1.37
     Loss from discontinued operations                                      (0.22)            -            -
                                                                        ---------      --------     --------
     Net Income                                                         $    0.85      $   0.92     $   1.37
                                                                        =========      ========     ========

    The accompanying notes are an integral part of the financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS - AS OF DECEMBER 31, 2002 AND 2001
                    (In thousands, except share information)

                                     ASSETS

                                                                                                2002          2001
                                                                                             ---------     ---------
CURRENT ASSETS:
   Cash and cash equivalents, including restricted cash of $3,985 and $4,262,
     respectively                                                                            $  75,386     $  74,649
   Receivables, net                                                                             82,962        86,191
   Retainage                                                                                    23,726        21,327
   Costs and estimated earnings in excess of billings                                           36,680        23,719
   Inventories                                                                                  12,402        13,712
   Prepaid expenses and other assets                                                            13,586         8,135
   Assets held for disposal                                                                      7,909        32,034
                                                                                             ---------     ---------
           Total current assets                                                                252,651       259,767
                                                                                             ---------     ---------

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation                                    71,579        68,547
                                                                                             ---------     ---------
OTHER ASSETS:
   Goodwill                                                                                    131,032       117,251
   Other assets                                                                                 17,751        18,057
                                                                                             ---------     ---------
           Total other assets                                                                  148,783       135,308
                                                                                             ---------     ---------
           Total assets                                                                      $ 473,013     $ 463,622
                                                                                             =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt and line of credit                                    $  49,360     $  35,218
  Accounts payable and accrued expenses                                                         69,776        68,302
  Billings in excess of costs and estimated earnings                                             5,992         8,057
  Liabilities related to discontinued operations                                                 3,293         9,471
                                                                                             ---------     ---------
           Total current liabilities                                                           128,421       121,048

LONG-TERM DEBT, less current maturities                                                         67,014        88,853

OTHER LIABILITIES                                                                                3,530         2,039
                                                                                             ---------     ---------
           Total liabilities                                                                   198,965       211,940
                                                                                             ---------     ---------
MINORITY INTERESTS                                                                               1,430         1,555
                                                                                             ---------     ---------
COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY:
  Preferred stock, undesignated, $.10 par - shares authorized 2,000,000; none outstanding            -             -
  Common stock, $.01 par - shares authorized 60,000,000; shares issued 28,776,438 and
     28,571,158; shares outstanding 26,558,165 and 26,602,385                                      288           286
  Additional paid-in capital                                                                   132,820       129,651
  Retained earnings                                                                            194,803       172,112
  Treasury stock - 2,218,273 and 1,968,773 shares                                              (49,745)      (44,563)
  Accumulated other comprehensive loss                                                          (5,548)       (7,359)
                                                                                             ---------     ---------
           Total stockholders' equity                                                          272,618       250,127
                                                                                             ---------     ---------
           Total liabilities and stockholders' equity                                        $ 473,013     $ 463,622
                                                                                             =========     =========

    The accompanying notes are an integral part of the financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                     (In thousands, except number of shares)

                                                                                           Accumulated
                                    Common Stock       Additional                             Other          Total
                                 -------------------    Paid-In    Retained   Treasury    Comprehensive  Stockholders' Comprehensive
                                   Shares     Amount    Capital    Earnings     Stock          Loss         Equity         Income
                                 -----------  ------   ----------  --------   ---------   -------------  ------------  -------------
BALANCE, December 31, 1999        27,787,862   $278     $ 74,809   $112,338   $(45,118)        $(3,704)     $138,603

   Net income                              -      -            -     34,906          -               -        34,906        $34,906
   Issuance of common stock
     upon exercise of options,
     including income tax
     benefit of $2,295               364,708      4        7,125          -          -               -         7,129              -
   Common stock repurchased                -      -            -          -    (13,360)              -       (13,360)             -
   Foreign currency
     translation adjustment                -      -            -          -          -          (1,988)       (1,988)        (1,988)
                                                                                                                            -------
   Total comprehensive income              -      -            -          -          -               -             -        $32,918
                                                                                                                            =======
                                  ----------   ----     --------   --------   --------         -------      --------
BALANCE, December 31, 2000        28,152,570   $282     $ 81,934   $147,244   $(58,478)        $(5,692)     $165,290

   Net income                              -      -            -     24,868          -               -        24,868        $24,868
   Issuance of common stock
     upon exercise of options,
     including income tax
     benefit of $2,209               418,588      4        8,257          -          -               -         8,261              -
   Issuance of common stock
     pursuant to acquisition               -      -       39,460          -     26,133               -        65,593              -
   Common stock repurchased                -      -            -          -    (12,218)              -       (12,218)             -
   Foreign currency
     translation adjustment                -      -            -          -          -          (1,667)       (1,667)        (1,667)
                                                                                                                            -------
   Total comprehensive income              -      -            -          -          -               -             -        $23,201
                                                                                                                            =======
                                  ----------   ----     --------   --------   --------         -------      --------
BALANCE, December 31, 2001        28,571,158   $286     $129,651   $172,112   $(44,563)        $(7,359)     $250,127

   Net income                              -      -            -     22,691          -               -        22,691        $22,691
   Issuance of common stock
     upon exercise of options,
     including income tax
     benefit of $654                 205,280      2        3,169          -          -               -         3,171              -
   Common stock repurchased                -      -            -          -     (5,182)              -        (5,182)             -
   Foreign currency
     translation adjustment                -      -            -          -          -           1,811         1,811          1,811
                                                                                                                             ------
   Total comprehensive income              -      -            -          -          -               -             -        $24,502
                                  ----------   ----     --------   --------   --------         -------      --------         ======
BALANCE, December 31, 2002        28,776,438   $288     $132,820   $194,803   $(49,745)        $(5,548)     $272,618
                                  ==========   ====     ========   ========   ========         =======      ========

    The accompanying notes are an integral part of the financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (In thousands)

                                                                                       2002          2001        2000
                                                                                      -------      -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $22,691      $24,868     $34,906
       Loss from discontinued operations                                                5,869           72           -
                                                                                      -------      -------     -------
   Income from continuing operations                                                   28,560       24,940      34,906

   Adjustments to reconcile net income to net cash provided by operating activities, excluding the effects of acquisitions -
       Depreciation                                                                    14,397       14,382      13,398
       Amortization                                                                     1,433        7,001       5,282
       Gain on sale of investment                                                      (1,225)           -           -
       Other                                                                              227        1,425      (2,417)
       Asset impairment charge                                                          3,499            -           -
       Restructuring charges                                                            2,458        4,127           -
       Deferred income taxes                                                           (4,364)         891       1,057
       Changes in operating assets and liabilities, net of purchased businesses
         (Note 13)                                                                    (19,657)      (8,051)     (9,603)
                                                                                      -------      -------     -------
           Net cash provided by operating activities of continuing operations          25,328       44,715      42,623
                                                                                      -------      -------     -------
           Net cash provided (used) by operating activities of discontinued
           operations                                                                     853       (9,879)          -
                                                                                      -------      -------     -------
           Net cash provided by operating activities                                   26,181       34,836      42,623
                                                                                      -------      -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                               (21,782)     (16,638)    (30,208)
   Proceeds from sale of fixed assets                                                  10,503        9,048           -
   Proceeds from sale of investment                                                     1,920            -           -
   Net proceeds from sale of businesses (discontinued operations)                       5,430            -           -
   Purchases of businesses, net of cash acquired                                       (8,459)      (1,878)     (7,032)
   Other investing activities                                                            (960)      (2,147)      1,476
                                                                                      -------      -------     -------
           Net cash used in investing activities                                      (13,348)     (11,615)    (35,764)
                                                                                      -------      -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                               2,517        6,052       4,834
   Purchases of treasury stock                                                         (5,182)     (12,218)    (13,360)
   Proceeds from long-term debt                                                             -            -         660
   Principal payments on long-term debt                                               (20,938)     (20,611)     (2,765)
   Increase in notes payable                                                           10,246       14,995         542
                                                                                      -------      -------     -------
           Net cash used in financing activities                                      (13,357)     (11,782)    (10,089)
                                                                                      -------      -------     -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 1,261         (897)       (846)
                                                                                      -------      -------     -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      737       10,542      (4,076)

CASH AND CASH EQUIVALENTS, beginning of year                                           74,649       64,107      68,183
                                                                                      -------      -------     -------
CASH AND CASH EQUIVALENTS, end of year                                                $75,386      $74,649     $64,107
                                                                                      =======      =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for-
     Interest                                                                         $ 7,828      $ 9,652     $ 9,217
     Income taxes                                                                      17,591       15,121      18,512

    The accompanying notes are an integral part of the financial statements.

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock pursuant to acquisition                $  -    $ 65,593     $     -
   Issuance of note payable pursuant to acquisition                $  -    $  5,350     $     -

    The accompanying notes are an integral part of the financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS:

Insituform Technologies, Inc. (a Delaware corporation) and subsidiaries (collectively, the "Company") is a worldwide provider of proprietary trenchless technologies for the rehabilitation and improvement of sewer, water, gas and industrial pipes. The Company's primary technology is the Insituform(R) process, a proprietary "cured-in-place" pipeline rehabilitation process (the "Insituform CIPP Process"). Pipebursting is a non-proprietary trenchless method of dilating and replacing an old pipeline with a new plastic pipe. The microtunneling process is a non-proprietary method of drilling a new tunnel from surface operated equipment. Sliplining is a non-proprietary method used to push or pull a new pipeline into an old one. The Company's TiteLiner ("TiteLiner") process is a proprietary method of lining steel lines with a corrosion and abrasion resistant pipe. The Company also engages in tunneling used in the installation of new underground services.

2.       SUMMARY OF ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, the most significant of which includes a 75%-owned United Kingdom subsidiary, Insituform Linings Plc. and an 89.6%-owned French subsidiary, Video Injection, S.A. For contractual joint ventures, the Company recognizes revenue and profits on its portion of the contract. All intercompany transactions and balances have been eliminated.

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

Stock-Based Compensation

At December 31, 2002, the Company has two active stock-based compensation plans, which are described in Note 10. The Company applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. No stock-based compensation expense was reflected in the 2002, 2001, or 2000 net income as all options granted during those years had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation (in thousands, except share data):

                                                                   2002           2001          2000
                                                                 --------       --------      --------
 Net income - as reported                                        $ 22,691       $ 24,868      $ 34,906
 Deduct: Total stock-based compensation expense
   determined under fair value method for all awards,
   net of related tax effects                                      (6,080)        (5,710)       (3,576)
                                                                 --------       --------      --------
 Pro forma net income                                            $ 16,611       $ 19,158      $ 31,330
                                                                 ========       ========      ========

                                                                   2002           2001          2000
                                                                 --------       --------      --------
 Basic earnings per share:
   As reported                                                   $   0.86       $   0.94      $   1.41
   Pro forma                                                         0.63           0.72          1.26
 Diluted earnings per share:
   As reported                                                       0.85           0.92          1.37
   Pro forma                                                         0.62           0.71          1.23

For SFAS 123 disclosure purposes, the weighted average fair value of stock options is required to be based on a theoretical option-pricing model such as the Black-Scholes method. In actuality, because the Company's employee stock options are not traded on an exchange and are subject to vesting periods, the disclosed fair value represents only an approximation of option value based solely on historical performance. Beginning in 2000, the Company decided to increase the alignment of key employee goals and shareholder objectives by increasing the relative value of variable compensation. Recent stock market volatility has increased the fair value of options granted. The above factors, coupled with the Company's three-year vesting period on options, has caused an increase in the theoretical value of stock option compensation in each of the years presented.

Revenues

Revenues include construction and installation revenues that are recognized using the percentage-of-completion method of accounting in the ratio of costs incurred to estimated final costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and equipment costs. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. When estimates indicate that a loss will be incurred on a contract on completion, a provision for the expected loss is recorded in the period in which the loss becomes evident. At December 31, 2002, there are no significant provisions for expected losses on contracts. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is reasonably assured.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs of $2.0 million, $2.3 million and $2.4 million for the years ended December 31, 2002, 2001 and 2000, respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Taxes on Income

The Company provides for estimated income taxes payable or refundable on current year income tax returns as well as the estimated future tax effects attributable to temporary differences and carryforwards, based upon enacted tax laws and tax rates, and in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 also requires that a valuation allowance be recorded against any deferred tax assets that are not likely to be realized in the future.

Earnings Per Share

Earnings per share have been calculated using the following share information:


                                                                   2002            2001           2000
                                                                ----------      ----------     ----------
Weighted average number of common shares used for basic EPS     26,533,541      26,427,276     24,834,413


                                                                   2002            2001           2000
                                                                ----------      ----------     ----------
Effect of dilutive stock options and warrants                      198,221         495,996        705,751
                                                                ----------      ----------     ----------
Weighted average number of common shares and dilutive
  potential common stock used in diluted EPS                    26,731,762      26,923,272     25,540,164
                                                                ==========      ==========     ==========

Classification of Current Assets and Current Liabilities

The Company includes in current assets and current liabilities certain amounts realizable and payable under construction contracts which may extend beyond one year. The construction periods on projects undertaken by the Company generally range from 1 to 24 months.

Cash and Cash Equivalents

The Company classifies highly liquid investments with original maturities of 90 days or less as cash equivalents. Recorded book values are reasonable estimates of fair value for cash and cash equivalents. Restricted cash consists of payments from certain identifiable customers placed in escrow in lieu of retention in case of potential issues regarding future job performance by the Company. Restricted cash is similar to retainage and is therefore classified as a current asset, consistent with the Company's policy on retainage below. At December 31, 2002 and 2001, restricted cash totaled $4.0 million and $4.3 million, respectively.

Retainage

Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of revenue earned by the Company but held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract. Retainage is normally collected within one year of the completion of a contract, although collection can take up to two years in Europe. See Note 7 regarding costs and estimated earnings on uncompleted contracts.

Allowance for Doubtful Accounts

Management makes estimates of the uncollectibility of accounts receivable. The Company records a reserve for specific accounts to reduce receivables, including retainage, to the amount that is expected to be collected. The specific reserves are reevaluated and adjusted as additional information is received. After all attempts to collect the receivable have failed, the receivable is written off against the reserve.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value work-in-process, finished goods and construction materials. Standard cost includes direct labor, raw materials, and manufacturing overhead based on practical capacity.

Long-Lived Assets

Property, plant and equipment, and other intangibles are recorded at cost and are amortized on a straight-line basis over their estimated useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such impairment tests are based on a comparison of undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset value is written down to its fair value. See Notes 4 and 6 regarding discontinued operations and intangible asset impairment.

Goodwill

Prior to 2002, the Company amortized goodwill over periods of 15 to 25 years on the straight-line basis. SFAS 142, which was adopted by the Company on January 1, 2002, provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. The Company recognized no amortization expense in 2002, nor was any goodwill identified as being impaired based on management's transitional and annual impairment analyses performed during 2002. Amortization expense related to goodwill for the years ended December 31, 2001 and 2000 was $6.2 million and $3.8 million pre-tax, respectively. See Note 8 regarding acquired intangible assets and goodwill.

Treasury Stock

Treasury stock is accounted for at acquisition cost.

Foreign Currency Translation

Results of operations for foreign entities are translated using the average exchange rates during the period. Current assets and liabilities are translated to U.S. dollars using the exchange rates in effect at the balance sheet date, and the related translation adjustments are reported as a separate component of stockholders' equity.

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which was adopted by the Company as of January 1, 2003. SFAS No. 143 did not have a material impact on the consolidated financial statements upon adoption.

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires an entity to recognize, and measure at fair value, a liability for costs associated with an exit or disposal activity in the period in which the liability is incurred. SFAS 146 supercedes Emerging Issues Task Force Issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted the provisions of SFAS 146 effective January 1, 2003. There was no material impact upon adoption.

In November 2002, FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued along with expanded disclosures of warranty reserves. It also requires that a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of the guarantee. This interpretation incorporates the guidance in FIN 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of FIN 45 did not have a material impact on the consolidated financial statements. See Note 14 regarding commitments and contingencies.

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" and allows two alternative methods of transition for a voluntary change to the more preferable fair value based method of accounting for stock-based employee compensation. These methods avoid the ramp-up effect arising from prospective application of the fair value based method. The Statement also amends APB Opinion No. 28, "Interim Financial Reporting," and requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the fair value based method of accounting and requires the inclusion of the disclosure in financial reports for interim periods. SFAS 148 is effective for interim and year-end financial statements for fiscal years ending after December 15, 2002. As previously disclosed, the Company will continue to account for stock compensation pursuant to APB 25. However, it has adopted the disclosure provisions of FAS 148.

In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. This interpretation incorporates and supercedes the guidance set forth in ARB No. 51, "Consolidated Financial Statements." It requires the consolidation of variable interests into the financial statements of a business enterprise if that enterprise holds a controlling financial interest via other means than the traditional voting majority. The disclosure requirements of FIN 46 are effective immediately for variable interest entities created after January 31, 2003 and thereafter, or the first reporting period after June 15, 2003 for variable interest entities for which an enterprise holds a variable interest that it acquired prior to February 1, 2003. The Company does not expect that the adoption of FIN46 will have a material impact on its future consolidated financial statements.

3.       BUSINESS ACQUISITIONS:

Effective May 1, 2002, the Company acquired the business and certain assets and liabilities of Elmore Pipe Jacking, Inc. ("Elmore") for approximately $12.5 million. Elmore was a regional provider of trenchless tunneling, microtunneling, segmented lining and pipe jacking services in the western U.S. The purchase price included $8.5 million in cash, settlement of $2.3 million of debt owed by Elmore to the Company, and the assumption of an additional $1.7 million of liabilities, of which $0.2 million was interest-bearing and the remainder, including covenants not to compete, owed to the former owners of the Elmore assets. The purchase price was allocated to assets acquired and liabilities assumed based on their respective fair values at the date of acquisition and resulted in goodwill of $8.9 million. The Company's results reflect the operating of Elmore's former assets from the date of acquisition. The Elmore acquisition added $20.7 million of revenues, $1.0 million of operating income, and $0.6 million of net income in the tunneling segment for the period from May 1, 2002 through December 31, 2002. Pro forma information is immaterial and has not been presented relative to the Elmore acquisition.

On February 28, 2001, the Company acquired 100% of the stock of Kinsel Industries, Inc. ("Kinsel") and an affiliated company, Tracks of Texas, Inc. ("Tracks"). Kinsel had operations in pipebursting, microtunneling, wastewater treatment plant construction, commercial construction and highway construction and maintenance. Tracks was a real estate and construction equipment leasing company that primarily leased equipment to Kinsel. The purchase price was approximately $80 million, paid in a combination of cash, a $5.4 million note to the seller and 1,847,165 shares of the Company's common stock valued at $35.51 per share. The transaction was accounted for by the purchase method of accounting, and accordingly, their results are included in the Company's consolidated income statement from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on their respective fair value at the date of acquisition and resulted in goodwill of $61.2 million. There are no contingent payments, options, or commitments in connection with the acquisition. The Company subsequently decided to sell off portions of Kinsel that did not fit the Company's overall business strategy. In March 2003, the Company settled various claims against the former shareholders of Kinsel. See Note 16 for further discussion on the settlement. See Note 4 regarding discontinued operations.

The following unaudited pro forma summary presents information as if Kinsel and Tracks had been acquired as of January 1, 2000. The pro forma amounts include certain adjustments, primarily to recognize depreciation and amortization, including amortization of goodwill, based on the allocated purchase price of Kinsel and Tracks assets, and do not reflect any benefits from economies which might be achieved from combining operations. The unaudited pro forma information has been presented for comparative purposes and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies (in thousands, except per share amounts).

                                                           For the Year Ended December 31,
                                                                     (unaudited)
                                                              2001                2000
                                                            --------            --------
Revenues                                                    $454,923            $441,756
Income from continuing operations                             25,398              35,338
Loss from discontinued operations                               (843)               (550)
Net income                                                    24,555              34,788

Earnings (loss) per share:
  Basic
    Income from continuing operations                           0.96                1.32
    Loss from discontinued operations                          (0.03)              (0.02)
    Net income                                                  0.93                1.30

  Diluted
    Income from continuing operations                           0.94                1.29
    Loss from discontinued operations                          (0.03)              (0.02)
    Net income                                                  0.91                1.27

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

In February 2000, the Company acquired the rights to the Insituform CIPP Process and NuPipe(R) process for the states of New York and New Jersey, through the purchase of all of the shares of the capital stock in Insituform Metropolitan, Inc. and the operating assets of certain of its affiliates. The Company paid the sellers an aggregate of $5.0 million in cash, in addition to assuming operating liabilities of the acquired business. The acquisition was accounted for by the purchase method and resulted in goodwill of $4.8 million.

4.       DISCONTINUED OPERATIONS:

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company elected to early adopt the provisions of SFAS No. 144 for the year ended December 31, 2001. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be disposed of" and provides a single accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 clarifies certain provisions related to SFAS No. 121 and expands the use of discontinued operations to all components of a business for which separate results of operations can be identified.

In 2001, the Company made the decision to sell certain operations acquired in the Kinsel transaction. Accordingly, the Company classified as discontinued the wastewater treatment plant, commercial construction and highway operations acquired as part of the Kinsel acquisition. These operations are not consistent with the Company's operating strategy of providing differentiated trenchless rehabilitation and tunneling services. The Company completed the sale of the wastewater treatment plant effective January 1, 2002. The Company received $1.5 million in cash and a $2.0 million note for a total sale price of $3.5 million, resulting in a slight loss on the sale. See
Note 16 for a related subsequent event. During the third quarter of 2002, the Company sold the heavy highway construction business for $2.6 million in cash and $1.5 million in notes, resulting in a pre-tax gain of $1.5 million, or $0.9 million after-tax, which is reflected in income (loss) from discontinued operations in the table below. The Company completed the sale of certain assets and contracts of the Kinsel highway maintenance business during the fourth quarter of 2002 for certain assumed liabilities, $1.4 million in cash and a $1.5 million subordinated note, with no material gain or loss for the sale. Pursuant to the terms of the sale agreements described above, the Company retained responsibility for some uncompleted jobs, which has resulted in the absorption of additional trailing costs. The Company expects to substantially complete these jobs in the second quarter of 2003. This completes the disposition of all material assets classified as discontinued pursuant to the acquisition of Kinsel. See Note 16 for discussion of the Kinsel escrow settlement subsequent to December 31, 2002.

For the twelve months ended December 31, 2002, including an after-tax gain of $0.9 million on the sale of the heavy highway business, discontinued operations lost $5.9 million on $22.6 million in revenues. As of December 31, 2002 and December 31, 2001, assets held for disposal totaled $7.9 million and $32.0 million, respectively, and included $0.7 million and $7.6 million of unbilled receivables, respectively. Assets held for disposal also included $2.0 million in retainage receivables, $0.5 million of trade accounts receivable, $4.2 million of prepaid assets and notes receivable, and $0.5 million of fixed assets at December 31, 2002. Liabilities related to discontinued operations totaled $3.3 million and $9.5 million at December 31, 2002 and 2001, respectively. The results of discontinued operations are as follows (in thousands):

                                                                           2002              2001
                                                                         -------           --------
REVENUES:
     Wastewater Treatment Plant                                          $    37            $26,336
     Commercial Construction and Highway Operations                       22,524             30,576
                                                                         -------            -------
                                                                         $22,561            $56,912
                                                                         =======            =======
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
     Wastewater Treatment Plant, net of tax benefit of $1,153 and
       tax of $230, respectively                                         $(1,842)           $   354


Commercial Construction and Highway Operations, net of tax
  benefit of $2,521 and $277, respectively                           (4,027)              (426)
                                                                    -------           --------
                                                                    $(5,869)          $    (72)
                                                                    =======           ========

5.       RESTRUCTURING:

In the third quarter of 2002, the Company recorded a pre-tax restructuring charge of $2.5 million ($1.5 million after-tax), $1.3 million of which was severance costs associated with the elimination of 75 salaried positions, primarily related to administrative and other overhead functions. An additional $1.2 million involved related decisions for information technology asset write-downs, lease cancellations, and disposal of certain identifiable fixed assets primarily at the corporate level. As of December 31, 2002, the remaining liability on this restructuring was $1.1 million, of which $0.8 million relates to future severance costs and $0.4 million relates to retirement of equipment, both of which are expected to be substantially settled in 2003.

In the fourth quarter of 2001, the Company recorded a pre-tax restructuring charge of $4.1 million ($2.5 million after tax), $0.9 million of which is severance costs associated with the elimination of 112 company-wide positions specifically identified as of December 31, 2001. An additional $3.2 million of the charge relates to asset write-downs, lease cancellations and other costs associated with the closure of eight facilities in the United States and the disposal of the associated assets. As of December 31, 2002, the remaining liability was $0.5 million, $0.3 million of which is for retirement of equipment, and $0.2 million relates to facilities closure costs, both of which are expected to be substantially settled in 2003.

The following table illustrates each of the restructuring reserve components and the related balances at December 31, 2002 (in thousands):

                      Balance at           2002             Charged during              Balance at
                   December 31, 2001      Reserve                2002                December 31, 2002
                   -----------------      -------        ---------------------       -----------------
2001 Reserve                                               Cash       Non-Cash
                                                         -------      --------
   Severance           $  844                            $  (844)      $     -            $    -
   Equipment              616                               (122)         (237)              257
   Facility             1,702                             (1,171)         (302)              229
                       ------                            -------       -------            ------
Total                  $3,162                            $(2,137)      $  (539)              486
                       ======                            =======       =======            ======

2002 Reserve
   Severance           $    -             $1,258         $  (465)      $     -            $  793
   Equipment                -              1,200            (852)            -               348
                       ------             ------         -------       -------            ------
Total                  $    -             $2,458         $(1,317)      $     -            $1,141
                       ======             ======         =======       =======            ======

6.       INTANGIBLE ASSET IMPAIRMENT:

During the third quarter of 2002, the Company determined that certain patent, trademark, license and non-compete intellectual property assets had become impaired due to recent business decisions and other circumstances. No further bidding or work was performed during 2002 that related to any of the intangible assets determined to be impaired. The impairment analysis was conducted in accordance with SFAS 144, which the Company early adopted in 2001, and included an assessment of future undiscounted cash flows expected to be generated from the intangible assets. The impact of the impairment charge was $3.5 million ($2.2 million after tax).

7.       SUPPLEMENTAL BALANCE SHEET INFORMATION:

Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31 (in thousands):

                                                      2002         2001          2000
                                                     ------       ------        ------
Balance, at beginning of year                        $2,208       $2,067        $3,096
Charged to expense                                      503          537           442
Write-offs and adjustments                             (536)        (396)       (1,471)
                                                     ------       ------        ------
Balance, at end of year                              $2,175       $2,208        $2,067
                                                     ======       ======        ======

Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at December 31 (in thousands):

                                                                                   2002           2001
                                                                                 --------      ---------
Costs incurred on uncompleted contracts                                          $269,968      $230,004
Estimated earnings                                                                 73,351        61,859
                                                                                 --------      --------
                                                                                  343,319       291,863
Less-  Billings to date                                                          (312,631)     (276,201)
                                                                                 --------      --------
                                                                                 $ 30,688      $ 15,662
                                                                                 ========      ========
Included in the accompanying balance sheets:
  Costs and estimated earnings in excess of billings                             $ 36,680      $ 23,719
  Billings in excess of costs and estimated earnings                               (5,992)       (8,057)
                                                                                 --------      --------
                                                                                 $ 30,688      $ 15,662
                                                                                 ========      ========

Costs and estimated earnings in excess of billings represent work performed which either due to contract stipulations or lacking contractual documentation needed, could not be billed. Substantially all unbilled amounts are expected to be billed and collected within one year. Retainage due after one year is approximately $6.8 million at December 31, 2002.

Inventories

Inventories are summarized as follows at December 31 (in thousands):

                                                                                   2002          2001
                                                                                 --------      --------
Raw materials and supplies                                                       $   908       $   710
Work-in-process                                                                    3,665         4,958
Finished products                                                                  1,449         1,750
Construction materials                                                             6,780         6,653
Allowance for excess and obsolescence                                               (400)         (359)
                                                                                 -------       -------
                                                                                 $12,402       $13,712
                                                                                 =======       =======

Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31 (in thousands):

                                                                Estimated Useful
                                                                  Lives (Years)      2002        2001
                                                                ----------------  ---------   ---------
Land and land improvements                                                         $  9,681   $  9,336
Buildings and improvements                                           5 - 40          25,768     25,342
Machinery and equipment                                              4 - 10         109,337     94,368
Furniture and fixtures                                               3 - 10          13,429     11,300
Autos and trucks                                                     3 - 10           5,126      5,208
Construction in progress                                                              2,561      6,839
                                                                                   --------   --------
                                                                                    165,902    152,393

     Less-  Accumulated depreciation                                                (94,323)   (83,846)
                                                                                   --------   --------
                                                                                   $ 71,579   $ 68,547
                                                                                   ========   ========

Other Assets

Other assets are summarized as follows at December 31 (in thousands):

                                                                                2002        2001
                                                                             ---------   ---------
Licenses                                                                     $  1,387    $  2,154
Patents and trademarks                                                          2,046       5,510
Investment in licensees, affiliates, and subsidiaries                           6,412       6,495
Deferred income taxes                                                           1,734           -
Non-compete agreements                                                          2,615         117
Other                                                                           3,557       3,781
                                                                             --------    --------
                                                                             $ 17,751    $ 18,057
                                                                             ========    ========

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31 (in thousands):


                                                        2002          2001
                                                      --------      --------
Accounts payable - trade                              $ 46,487      $ 43,905
Compensation and profit sharing                          6,431         6,153
Interest                                                 2,777         3,039
Warranty                                                   590            27
Other                                                   13,491        15,178
                                                      --------      --------
                                                      $ 69,776      $ 68,302
                                                      ========      ========

8.       ACQUIRED INTANGIBLE ASSETS AND GOODWILL:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that certain intangible assets deemed to have an indefinite useful life, such as goodwill, should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS 142 is effective for fiscal periods beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002, at which time amortization of goodwill ceased and a transitional impairment test was performed. The annual impairment test for goodwill was performed in the fourth quarter of 2002. Management retained an independent party to perform a valuation of the Company's reporting units as of these dates and determined that no impairment of goodwill existed.

Changes in the carrying amount of goodwill for the year ended December 31, 2002 were as follows (in thousands):

                                                                     Rehabilitation     Tunneling          Total
                                                                     --------------     ---------        --------
Balance as of December 31, 2001                                         $117,251         $      -        $117,251
      Reassignment of goodwill due to adoption of SFAS 142                 4,792                -           4,792
      Goodwill acquired as part of Elmore purchase                             -            8,892           8,892
      Impact of foreign exchange rates                                        97                -              97
                                                                        --------         --------        --------
Balance as of December 31, 2002                                         $122,140         $  8,892        $131,032
                                                                        ========         ========        ========

Intangible assets are as follows (in thousands):

                                                                        As of December 31, 2002
                                                                   --------------------------------
                                                                   Gross Carrying       Accumulated
                                                                       Amount          Amortization
                                                                   --------------      ------------
Amortized intangible assets:
      Patents and trademarks                                          $ 13,943          $ (11,897)
      License agreements                                                 3,264             (1,877)
      Non-compete agreements                                             4,628             (2,013)
                                                                      --------          ---------
Total                                                                 $ 21,835          $ (15,787)
                                                                      ========          =========

Aggregate amortization expense:
         For twelve months ended December 31, 2002                                     $  1,433
Estimated amortization expense:
         For year ended December 31, 2003                                              $  1,166
         For year ended December 31, 2004                                                 1,072
         For year ended December 31, 2005                                                   730
         For year ended December 31, 2006                                                   725
         For year ended December 31, 2007                                                   332

The effect of the adoption of SFAS 142 on reported net income was as follows (in thousands, except per share information):

                                                                                    Twelve Months
                                                                                  Ended December 31,
                                                                           2002        2001          2000
                                                                         --------    --------      -------
Reported income from continuing operations                               $28,560      $24,940      $34,906
Add: Goodwill amortization related to continuing operations, net
   of tax                                                                      -        3,794        2,282
                                                                         -------     --------      -------
Adjusted income from continuing operations                               $28,560      $28,734      $37,188
Reported net loss from discontinued operations                            (5,869)         (72)           -
Add: Goodwill amortization related to discontinued operations, net
   of tax                                                                      -          126            -
                                                                         -------     --------      -------
Adjusted net income                                                      $22,691     $ 28,788      $37,188
                                                                         =======     ========      =======

Basic earnings per share:
     Reported income from continuing operations                          $  1.08     $   0.94      $  1.41
     Add: Goodwill amortization related to continuing operations,
        net of tax                                                             -         0.14         0.09
     Adjusted income from continuing operations                          $  1.08     $   1.09      $  1.50
     Reported net loss from discontinued operations                        (0.22)           -            -
     Add: Goodwill amortization related to discontinued operations,
        net of tax                                                             -            -            -
                                                                         -------     --------      -------
     Adjusted net income                                                 $  0.86     $   1.09      $  1.50
                                                                         =======     ========      =======

Diluted earnings per share:
     Reported income from continuing operations                          $  1.07     $   0.93      $  1.37
     Add: Goodwill amortization related to continuing operations,
        net of tax                                                             -         0.14         0.09
     Adjusted income from continuing operations                          $  1.07     $   1.07      $  1.46

                                                                                    Twelve Months
                                                                                  Ended December 31,
                                                                           2002        2001          2000
                                                                         --------    --------      -------
     Reported net loss from discontinued operations                        (0.22)           -            -
     Add: Goodwill amortization related to discontinued operations,
        net of tax                                                             -            -            -
                                                                         -------     --------      -------
     Adjusted net income                                                 $  0.85     $   1.07      $  1.46
                                                                         =======     ========      =======

9.       LONG-TERM DEBT AND LINE OF CREDIT:

Long-term debt and line of credit consisted of the following at December 31 (in thousands):

                                                                                   2002          2001
7.88% Senior Notes, payable in $15,715 annual installments beginning             --------     --------
  February 2001 through 2007, with interest payable semiannually                 $ 78,570     $ 94,285
Line of credit facility                                                            26,000       15,913
5.5% bank term loan, EUR5.7 million, payable in seven equal annual
  installments through July 2006, with interest payable quarterly                   3,398        3,618
Other notes, including capital leases, interest rates from 5.0% to 10.5%            8,406       10,255
                                                                                 --------     --------
                                                                                  116,374      124,071
Less-  Current maturities                                                         (49,360)     (35,218)
                                                                                 --------     --------

                                                                                 $ 67,014     $ 88,853
                                                                                 ========     ========

The 7.88% Senior Notes may be prepaid at the Company's option, in whole or in part, at any time, together with a make-whole premium, and upon specified change in control events each holder has the right to require the Company to purchase its Senior Notes without any premium thereon. The agreements obligate the Company to comply with certain financial ratios and restrictive covenants that, among other things, place limitations on operations and sales of assets by the Company or its subsidiaries, and limit the ability of the Company to incur secured indebtedness and liens. Such agreements also obligate the Company's subsidiaries to provide guarantees to the holders of the Senior Notes if guarantees are given by them to certain other lenders. The Company was in compliance with all debt covenants at December 31, 2002.

During 2000, the Company obtained a line of credit facility with the capacity to borrow up to $50 million. The commitment fee paid per annum by the Company is 0.2% on the unborrowed balance. The Company is obligated to comply with certain financial ratios, and restrictive covenants, which mirror the Senior Note agreements. This line of credit facility expires March 31, 2003. The interest rates under this facility vary and are based on the prime rate. As of December 31, 2002, the rate was 2.19%. The unused availability on the line of credit facility as of December 31, 2002 was $18.8 million. See Note 16 regarding subsequent event for refinancing of the credit facility.

At December 31, 2002 and 2001, the estimated fair value of the Company's long-term debt was approximately $118.2 million and $124.4 million, respectively. Fair value was estimated using discounted market rates for debt of similar risk and maturity.

Principal payments required to be made for each of the next five years and thereafter are summarized as follows (in thousands):

 Year           Amount
------         ---------
 2003          $ 49,360*
 2004            17,377
 2005            17,007

 Year           Amount
------         ---------
 2006            16,764
 2007            15,822
 After 2007          44
               --------
      Total    $116,374
               ========

* Includes refinancing of prior credit facility.

10.      STOCKHOLDERS' EQUITY:

Stock Option Plans

The 2001 Employee Equity Incentive Plan (the "Employee Incentive Plan") provides for the granting to employees of stock-based awards, including (a) stock appreciation rights, (b) restricted shares of common stock, (c) performance awards, (d) stock options and (e) stock units. The maximum number of shares of common stock which currently may be issued under the Employee Incentive Plan is 1,000,000. The Employee Incentive Plan is administered by the Compensation Committee of the Board of Directors, which determines the eligibility, timing, pricing, amount, vesting and other terms and conditions of awards, including stock option awards. The Company accounts for options granted under this plan in accordance with APB 25. The exercise price of each option issued under the 2001 Employee Incentive Plan equals the closing market price of the Company's stock on the date of grant and, therefore, the Company makes no charge to earnings with respect to these options. Stock options, issued under the 2001 Employee Incentive Plan, generally vest over three years (with 25% vesting upon grant) and have an expiration date of up to five to ten years after the date of grant.

The 2001 Non-Employee Director Equity Incentive Plan (the "Non-Employee Director Incentive Plan") provides for the granting of stock options to non-employee directors. The total number of shares of common stock available for issuance under the Non-Employee Director Incentive Plan is 200,000. The Non-Employee Director Incentive Plan is administered by the Board of Directors. Under the terms of the Non-Employee Director Incentive Plan, each non-employee director receives a stock option to purchase shares of common stock each year on the date of the Annual Meeting of Stockholders (or promptly thereafter, as determined by the Board), provided that such director continues to be a non-employee director following such Annual Meeting. The purchase price per share of common stock for which each option is exercisable is the fair market value per share of common stock on the date the option is granted.

Each option granted under the Non-Employee Director Incentive Plan is fully vested and exercisable immediately, and expires not later than ten years from the date of the grant.

Under the 1992 Employee Stock Option Plan (the "Employee Plan") and Director Stock Option Plan (the "Director Plan"), the Company was authorized to grant options to its employees and directors not to exceed 2,850,000 and 1,500,000 shares of common stock, respectively. No options are to be granted under the Employee Plan or the Director Plan since the adoption of the Employee Incentive Plan and the Non-Employee Director Incentive Plan. The plans were administered by the Board of Directors, which determined the timing of awards, individuals granted awards, the number of options awarded and the price, vesting schedule and other conditions of the options. The exercise price of each option equaled the closing market price of the Company's stock on the date of grant and, therefore, the Company made no charge to earnings with respect to these options. Options generally vest over three years (with 25% vesting upon grant) and have an expiration date of up to five to ten years after the date of grant.

In accordance with SFAS No. 123, the Company has estimated the fair value of each option grant using the Black-Scholes option-pricing model and has included in Note 2 a table illustrating the effect on net income and earnings per share had the Company applied the fair value recognition provisions. The following weighted average assumptions were used for the grants in 2002, 2001, and 2000, respectively: expected volatility of 64%, 75%, and 62%; risk-free interest rates of 3.8%, 4.8%, and 5.1%; expected lives of six, seven and five years and no dividends.

The following tables summarize information about options outstanding at December 31, 2002:


                                            Options Outstanding                   Options Exercisable
                                  ----------------------------------------     ------------------------
                                                   Weighted
                                                    Average       Weighted                    Weighted
                                                   Remaining      Average                      Average
     Range of                        Number       Contractual     Exercise       Number       Exercise
  Exercise Price                  Outstanding        Life          Price       Exercisable      Price
  --------------                  -----------     -----------    ---------     -----------    --------
$4.00 to $10.00                     139,895        4.6 years     $  8.76          139,895      $ 8.76
$10.00 to $20.00                    393,171        3.9 years     $ 14.39          387,421      $14.36
$20.00 and above                  1,617,903        6.3 years     $ 27.11          915,097      $27.69
                                  ---------                                     ---------
                                  2,150,969        5.8 years     $ 23.59        1,442,413      $22.28
                                  =========                                     =========

                                            2002                         2001                       2000
                                  ------------------------      ---------------------      ----------------------
                                                 Weighted                   Weighted                    Weighted
                                                  Average                   Average                     Average
                                                 Exercise                   Exercise                    Exercise
                                    Shares        Price          Shares       Price         Shares       Price
                                  -----------    ---------      ---------   --------       ---------    --------
Options outstanding, beginning of
  year                            1,857,302       $22.50        1,743,002     $18.10       1,478,829      $12.14
Granted                             676,471        23.88          656,463      29.02         630,100       28.99
Exercised                          (205,280)       12.26         (418,588)     14.46        (364,708)      12.83
Forfeited                          (177,524)       25.99         (123,575)     22.20          (1,219)      10.84
                                  ---------                     ---------                  ---------
Options outstanding, end
  of year                         2,150,969       $23.59        1,857,302     $22.50       1,743,002      $18.09
                                  =========                     =========                  =========
Options exercisable, end of year  1,442,413       $22.28        1,052,779     $19.36         913,824      $15.10
                                  =========                     =========                  =========
Weighted average fair value of
  options granted                 $   14.26                      $  21.26                  $   16.58

At December 31, 2002, 2,667,994 shares of common stock were reserved pursuant to stock option plans.

For SFAS 123 disclosure purposes (as presented in Note 2), the weighted average fair value of stock options is required to be based on a theoretical option-pricing model such as the Black-Scholes method. In actuality, because the Company's employee stock options are not traded on an exchange and are subject to vesting periods, the disclosed fair value represents only an approximation of option value based solely on historical performance. Employees can receive no value nor derive any benefit from holding stock options under these plans without an increase in the market price of the Company's stock over time. Such an increase in stock price benefits all stockholders commensurately.

Shareholders' Rights Plan

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

11.      OTHER INCOME (EXPENSE):

Other income (expense) was comprised of the following for the year ended December 31 (in thousands):


                                                                            2002       2001       2000
                                                                          -------     -------    -------
Interest income                                                           $ 1,898     $ 2,226    $ 3,493
Gain on sale of real estate                                                 1,225           -          -
Other                                                                         (68)         83        239
                                                                          -------     -------    -------
                                                                          $ 3,055     $ 2,309    $ 3,732
                                                                          =======     =======    =======

During 2002, the Company disposed of a real estate investment acquired with Kinsel for proceeds of $1.9 million and a gain of $1.2 million, included in the table above.

12.      TAXES ON INCOME:

Income from continuing operations before taxes on income is as follows for the years ended December 31 (in thousands):

                                  2002         2001       2000
                                 -------     -------    -------
Domestic                         $38,464     $28,871    $46,801
Foreign                            6,863      10,864     10,550
                                 -------     -------    -------
Total                            $45,327     $39,735    $57,351
                                 =======     =======    =======

Provisions for taxes on income from continuing operations consist of the following components for the years ended December 31 (in thousands):

                                    2002        2001         2000
                                  --------    --------     -------
Current:
  Federal                         $ 15,578    $  8,320     $14,844
  Foreign                            3,935       4,822       4,454
  State                              2,302       1,620       2,292
                                  --------    --------     -------
                                  $ 21,815    $ 14,762     $21,590
                                  --------    --------     -------
Deferred:
  Federal                           (3,705)        580         727
  Foreign                             (247)        247         249
  State                               (412)         64          81
                                  --------    --------     -------
                                  $ (4,364)   $    891     $ 1,057
                                  --------    --------     -------

                                      F-24

                                    2002        2001         2000
                                  --------    --------     -------
Total Tax Provision               $ 17,451    $ 15,653     $22,647
                                  ========    ========     =======

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

                                                                    2002    2001      2000
                                                                  -------  ------    ------
Income taxes at U.S. federal statutory tax rate                    35.0%    35.0%     35.0%
Increase in taxes resulting from:
  State income taxes, net of federal income tax benefit             3.5      3.2       3.6
  Amortization of intangibles                                      (1.5)     2.4       1.3
  Effect of foreign income taxed at foreign rates                   0.5     (0.1)       .3
  Other                                                             1.0     (1.1)     (0.7)
                                                                  -----    -----     -----
Total taxes on income                                              38.5%    39.4%     39.5%
                                                                  =====    =====     =====

Net deferred taxes consist of the following at December 31 (in thousands):

                                                                                     2002       2001
                                                                                    -------    -------
Deferred income tax assets:
  Foreign tax credits and net operating loss carryforwards                          $ 1,527    $ 1,183
  Accrued expenses                                                                    4,918      2,597
  Other                                                                               1,679      1,143
                                                                                    -------    -------
           Total deferred income tax assets                                           8,124      4,923
                                                                                    -------    -------
Deferred income tax liabilities:
  Property, plant and equipment                                                      (4,855)    (4,114)
  Other                                                                              (1,535)    (3,438)
                                                                                    -------    -------
           Total deferred income tax liabilities                                     (6,390)    (7,552)
                                                                                    -------    -------
           Net deferred income tax assets (liabilities)                             $ 1,734    $(2,629)
                                                                                    =======    =======

Subject to the future taxable income on certain of the Company's subsidiaries, the Company's various foreign tax credits and net operating loss carryforwards have varying expiration dates. Management believes that these deferred tax assets will be realized in future periods and no valuation allowance or additional tax reserves are required at December 31, 2002.

13.      CHANGES IN OPERATING ASSETS:

The following are changes in operating assets, excluding the effect of acquisitions and divestitures:

                                                                   2002           2001           2000
                                                                 --------       --------       --------
Receivables                                                      $ (9,921)      $ (6,054)      $(27,439)
Inventories                                                         1,313          4,761         (5,727)
Prepaid expenses and other assets                                  (2,414)        (1,530)         5,383
Accounts payable and accrued expenses                              (8,635)        (5,228)        18,180
                                                                 --------       --------       --------
                                                                 $(19,657)      $ (8,051)      $ (9,603)
                                                                 ========       ========       ========

14.      COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases a number of its administrative operations facilities under noncancellable operating leases expiring at various dates through 2020. In addition, the Company leases certain construction, automotive and computer equipment on a multiyear, monthly or daily basis. During the fourth quarter of 2002, the Company entered into an arrangement for the sale-leaseback of a tunnel boring machine ("TBM"). Future rent expense on the TBM operating lease will be $1.7 million annually, extending for 7 years and is included in the minimum lease payments presented below. No material gain or loss resulted from the sale-leaseback transaction in 2002. Rent expense under all operating leases for 2002, 2001 and 2000 was $18.6 million, $22.3 million and $17.7 million, respectively. Rental expense paid to related parties was $600,000, $453,500 and $392,750 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, the Company had under lease equipment with an original market value of approximately $53.0 million.

At December 31, 2002, the future minimum lease payments required under the noncancellable operating leases were as follows (in thousands):


   Year                Minimum Lease Payments
----------            ------------------------
  2003                        $13,531
  2004                          9,386
  2005                          6,062
  2006                          4,470
  2007                          3,952
  After 2007                    7,071
                              -------
  Total                       $44,472
                              =======

Litigation

The Company is involved in certain litigation incidental to the conduct of its business. In the Company's opinion, none of these proceedings will have a material adverse effect on the Company's financial position, results of operations and liquidity. During the third quarter of 2002, a Company crew had an accident on a cured-in-place pipe project in Des Moines, Iowa. Two workers died and five workers were injured in the accident. In January 2003, the Company received notice of multiple claims, totaling more than $3.5 million, from the buyer of the former Kinsel wastewater treatment division. The claims arise out of the February 2002 sale of the Kinsel wastewater treatment division and allege the valuation of the assets sold was overstated. No litigation has been commenced. The financial statements include the estimated amounts of liabilities that are likely to be incurred from these and various other pending litigation and claims.

Retirement Plans

Substantially all of the Company's employees are eligible to participate in the Company sponsored defined contribution savings plan, which is a qualified plan under the requirements of Section 401(k) of the Internal Revenue Code. Total contributions to the domestic plan were $1.7 million, $1.5 million and $4.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

In addition, certain foreign subsidiaries maintain various other defined contribution retirement plans. Company contributions to such plans for the years ended December 31, 2002, 2001 and 2000 were $224,718, $214,552 and $352,000, respectively.

Guarantees

The Company has entered into several contractual joint ventures to develop joint bids on contracts for its installation businesses, and for tunneling operations. In these cases, the Company could be required to complete the partner's portion of the contract if the partner is unable to complete its portion. The Company is at risk for any amounts for which the Company itself could not complete the work and for which a third party contractor could not be located to complete the work for the amount awarded in the contract. The Company has not experienced material adverse results from such arrangements and foresees no future material adverse impact on financial position, results of operations or cash flows. As a result, the Company has not recorded a liability on the balance sheet associated with this risk.

The Company has many contracts that require the Company to indemnify the other party against loss from claims of patent or trademark infringement. The Company also indemnifies its bonding agents against losses from third party claims of subcontractors. The Company has not experienced material losses under these provisions and foresees no future material adverse impact on financial position, results of operations or cash flows.

15.      SEGMENT AND GEOGRAPHIC INFORMATION:

The Company has principally three operating segments: rehabilitation, tunneling and TiteLiner. The segments were determined based upon the types of products sold by each segment and each is regularly reviewed and evaluated separately. The rehabilitation segment provides trenchless methods of rehabilitating sewers, pipelines and other conduits using a variety of technologies including the Insituform CIPP Process, pipebursting, microtunneling, and sliplining. The tunneling segment engages in tunneling used in the installation of new underground services, large diameter microtunneling and sliplining, and the TiteLiner segment provides a method of lining steel lines with a corrosion and abrasion resistant pipe. These operating segments represent strategic business units that offer distinct products and services and serve different markets.

The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on standalone operating income.

There were no customers which accounted for more than 10% of the Company's revenues during each of the three years ended December 31, 2002.

Financial information by segment was as follows at December 31 (in thousands):

                                                                 2002         2001         2000
                                                               --------     --------     --------
Revenues:
  Rehabilitation                                               $377,674     $369,219     $325,773
  Tunneling                                                      86,297       49,019       46,866
  TiteLiner                                                      16,387       27,072       36,795
                                                               --------     --------     --------
           Total revenues                                      $480,358     $445,310     $409,434
                                                               ========     ========     ========
Operating income:
  Rehabilitation                                               $ 35,208     $ 36,191     $ 48,997
  Tunneling                                                      12,165        5,754        5,858
  TiteLiner                                                       2,810        4,820        8,111
                                                               --------     --------     --------
           Total operating income                              $ 50,183     $ 46,765     $ 62,966
                                                               ========     ========     ========

                                      F-27


                                                                 2002         2001         2000
                                                               --------     --------     --------
Total assets:
  Rehabilitation                                               $315,377     $311,949     $244,383
  Tunneling                                                      63,218       30,346       18,422
  TiteLiner                                                       6,204       12,523       16,531
  Corporate                                                      80,305       76,770       75,638
  Discontinued                                                    7,909       32,034            0
                                                               --------     --------     --------
           Total assets                                        $473,013     $463,622     $354,974
                                                               ========     ========     ========

Capital expenditures:
  Rehabilitation                                               $  6,093     $  8,474     $ 17,053
  Tunneling                                                      12,941        6,045        2,564
  TiteLiner                                                         353           61        1,381
  Corporate                                                       2,395        2,058        9,210
                                                               --------     --------     --------
           Total capital expenditures                          $ 21,782     $ 16,638     $ 30,208
                                                               ========     ========     ========

Depreciation and amortization:
  Rehabilitation                                               $ 10,035     $ 16,893     $ 12,482
  Tunneling                                                       2,570        1,292        1,498
  TiteLiner                                                         880        1,136        2,034
  Corporate                                                       2,345        2,062        2,666
                                                               --------     --------     --------
           Total depreciation and amortization                 $ 15,830     $ 21,383     $ 18,680
                                                               ========     ========     ========

Financial information by geographic area was as follows at December 31 (in thousands):


                                                                        2002         2001         2000
                                                                      --------     --------     --------
Revenues:
  United States                                                       $408,218     $361,194     $333,246
  Canada                                                                19,339       23,482       22,199
  Other Foreign                                                         52,801       60,634       53,989
                                                                      --------     --------     --------
           Total revenues                                             $480,358     $445,310     $409,434
                                                                      ========     ========     ========
Operating income:
  United States                                                       $ 43,502     $ 39,003     $ 55,326
  Canada                                                                 2,616        3,714        3,674
  Other Foreign                                                          4,065        4,048        3,966
                                                                      --------     --------     --------
           Total operating income                                     $ 50,183     $ 46,765     $ 62,966
                                                                      ========     ========     ========
Long-lived assets:
  United States                                                       $ 70,924     $ 63,467     $ 67,224
  Canada                                                                 2,772        2,969        4,942
  Other Foreign                                                         15,634       20,168       15,692
                                                                      --------     --------     --------
           Total long-lived assets                                    $ 89,330     $ 86,604     $ 87,858
                                                                      ========     ========     ========

16.      SUBSEQUENT EVENTS:

Kinsel Settlement

The Company made various claims against the former shareholders of Kinsel, arising out of the February 2001 acquisition of Kinsel and Tracks. Those claims were settled in March 2003 without litigation. Under the terms of the settlement, 18,891 shares of Company common stock and all of the promissory notes, totaling $5,350,000 in principal (together with all accrued and unpaid interest), issued to former Kinsel shareholders in connection with the acquisition, are to be returned to the Company from the claim collateral escrow account established at the time of the acquisition. The remaining 56,672 shares of Company common stock held in the escrow account are to be distributed to the former Kinsel shareholders. The settlement of the escrow account primarily relates to matters associated with Kinsel operations which have been sold and are presented as discontinued operations.

As a result of this settlement, the Company expects to record income, net of taxes, of approximately $1.9 million in the first quarter of 2003, the substantial portion of which will be reflected in discontinued operations.

EIG Claim

In January 2003, the Company received notice of multiple claims, totaling more than $3.5 million, from the buyer of the former Kinsel wastewater treatment division. The claims arise out of the February 2002 sale of the Kinsel wastewater treatment division and allege the valuation of the assets sold was overstated. No litigation has been commenced.

Credit Facility

Effective March 27, 2003, the Company entered into a new three-year bank revolving credit facility to replace its expiring bank credit facility. This new facility provides the Company with borrowing capacity of up to $75 million. The quarterly commitment fee ranges from 0.2% to 0.3% per annum on the unborrowed balance depending on the leverage ratio determined as of the last day of the Company's preceding fiscal quarter. At the Company's option, the interest rates will be either (i) the LIBOR plus an additional percentage that varies from 0.75% to 1.5% depending on the leverage ratio or (ii) the higher of (a) the prime rate or (b) the federal funds rate plus 0.50%. As of March 27, 2003, the interest rate on the credit facility was 4.25% and the balance was $40.0 million.

Senior Notes

The Company expects to place additional unsecured senior notes in the maximum principal amount of $65 million with certain institutional investors through a private offering made by the Company during the second quarter of 2003.

17.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

         (In thousands, except per share data)


                                                          1st           2nd            3rd            4th
                                                       --------      --------        --------      --------
Year ended December 31, 2002:
 Revenues                                              $111,176      $118,488        $125,523      $125,171
 Operating income                                        11,216        14,256           9,081        15,630
 Income from continuing operations                        5,905         8,238           5,665         8,752
 Loss from discontinued operations                       (1,602)         (927)           (788)       (2,552)


                                                          1st           2nd            3rd            4th
                                                       --------      --------        --------      --------
 Net income                                               4,303         7,311           4,877         6,200
 Basic earnings per share:
   Income from continuing operations                   $   0.22      $   0.31        $   0.21      $   0.33
   Loss from discontinued operations                      (0.06)        (0.03)          (0.03)        (0.10)
                                                       --------      --------        --------      --------
   Net income                                          $   0.16      $   0.28        $   0.18      $   0.23
 Diluted earnings per share:
    Income from continuing operations                  $   0.22      $   0.31        $   0.21      $   0.33
    Loss from discontinued operations                     (0.06)        (0.03)          (0.03)        (0.10)
                                                       --------      --------        --------      --------
    Net income                                         $   0.16      $   0.27        $   0.18      $   0.23

Year ended December 31, 2001:
 Revenues                                              $ 98,850      $118,071        $112,310      $116,079
 Operating income                                         9,359        19,779           7,804         9,823
 Income from continuing operations                        4,542        11,081           3,895         5,422
 Income (loss) from discontinued operations                  84           356             106          (618)
 Net income                                               4,626        11,437           4,001         4,804
 Basic earnings per share:
   Income from continuing operations                   $   0.18      $   0.41        $   0.15      $   0.20
   Income (loss) from discontinued operations                 -          0.01               -         (0.02)
                                                       --------      --------        --------      --------
   Net income                                          $   0.18      $   0.43        $   0.15      $   0.18
 Diluted earnings per share:
   Income from continuing operations                   $   0.17      $   0.40        $   0.14      $   0.20
   Income (loss) from discontinued operations                 -          0.01               -         (0.02)
                                                       --------      --------        --------      --------
    Net income                                         $   0.18      $   0.42        $   0.15      $   0.18

                             INDEX TO EXHIBITS (1,2)

2 Agreement and Plan of Merger dated January 13, 2001 by and among the Company, K Acquisition Corp. and TRX Acquisition Corp., Kinsel Industries, Inc. and Tracks of Texas, Inc. and the Kinsel/Tracks Shareholders (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K dated February 28, 2001 and filed March 14, 2001).

3.1 Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2000), and Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K for the year ended December 31, 2001).

3.2 By-Laws of the Company, as amended through October 25, 2000 (incorporated by reference to Exhibit 3.2 to the annual report on Form 10-K for the year ended December 31, 2000), as further amended as of March 14, 2003.

4 Rights Agreement dated as of February 26, 2002 between Insituform Technologies, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A dated March 8, 2002).

10.1 Credit Agreement dated as of March 27, 2003 among the Company, Bank of America, N.A. as Administrative Agent, and Letter of Credit Issuing Lender and the other Financial Institutions party thereto.

10.2 Note Purchase Agreements (the "Note Purchase Agreements") dated as of February 14, 1997 among the Company and, respectively, each of the lenders (the "Noteholders") listed therein (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K for the year ended December 31, 1996), as amended by First Amendment to the Note Purchase Agreements dated as of August 20, 1997 (incorporated by reference to Exhibit 10(a) to the quarterly report on Form 10-Q for the quarter ended September 30, 1997), as further amended by Second Amendment dated as of March 30, 2000 to Note Purchase Agreements (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended March 31, 2000), as further amended by Third Amendment dated as of February 28, 2003 to Note Purchase Agreements.

10.3 Master Guaranty dated as of March 27, 2003 by the Company and those subsidiaries of the Company named therein.

10.4 Amended and Restated Intercreditor Agreement dated as of March 30, 2000 among Bank of America, N.A. and the Noteholders (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q for the quarter ended March 31, 2000).

10.5     Employment Letter dated July 15, 1998 between the Company and Anthony
         W. Hooper (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 1998), as amended by Amendment dated March 14, 2003. (1)

10.6 Note Modification Allonge executed on July 17, 2002 relating to Promissory Note (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2002). (1)

10.7 Promissory Note dated September 24, 1997 made by Anthony W. Hooper in favor of the Company (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended June 30, 2002). (1)

10.8 Employment Agreement dated October 25, 1995 between the Company and Robert W. Affholder (incorporated by reference to Exhibit 2(d) to the Current Report on Form 8-K dated October 25, 1995), as amended by Amendment No. 1 dated as of October 25, 1998 to Employment Agreement (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K for the year ended December 31, 1998), and as amended by Amendment No. 2 dated as of December 31, 1999 to Employment Agreement, and as amended by Amendment No. 3 dated as of December 31, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2001), and as amended by Amendment No. 4 dated as of December 31, 2001 to Employment Agreement (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K for the year ended December 31, 2001), and as amended by Amendment No. 5 dated as of December 31, 2002 to Employment Agreement. (3)

10.9 Letter agreement dated as of February 9, 1999 between the Company and Thomas N. Kalishman (incorporated by reference to Exhibit 10.10 to the annual report on Form 10-K for the year ended December 31, 1998). (3)

10.10 Employment Agreement dated February 1, 2001 between Insituform Europe and Antoine Menard. (incorporated by reference to Exhibit 10.10 to the annual report on Form 10-K for the year ended December 31, 2000). (3)

10.11 Equipment Lease for 125 Ton American Crane [1] dated as of July 1, 2001 between A-Y-K-E Partnership and Affholder, Inc. (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K for the year ended December 31, 2001).

10.12 Equipment Lease for 90 Ton Link Belt Crane dated as of January 1, 2002 between A-Y-K-E Partnership and Affholder, Inc. (incorporated by reference to Exhibit 10.10 to the annual report on Form 10-K for the year ended December 31, 2001).

10.13 Equipment Lease for 125 Ton American Crane [2] dated as of January 1, 2002 between A-Y-K-E Partnership and Affholder, Inc. (incorporated by reference to Exhibit 10.11 to the annual report on Form 10-K for the year ended December 31, 2001).

10.14 Equipment Lease for 110 Ton American Crane dated as of January 1, 2002 between A-Y-K-E Partnership and Affholder, Inc. (incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K for the year ended December 31, 2001).

10.15 Equipment Lease for Lovat M-142 Tunnel Boring Machine, Series No. 6100 dated as of July 1, 2002 between A-Y-K-E Partnership and Affholder, Inc.

10.16 1992 Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.11 to the annual report on Form 10-K for the year ended December 31, 1999). (3)

10.17 1992 Director Stock Option Plan of the Company (incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K for the year ended December 31, 1999). (3)

10.18    2001 Employee Equity Incentive Plan (incorporated by reference to
         Exhibit 99.1 to the Registration Statement on Form S-8 No. 33-66714).
         (3)

10.19 2001 Non-Employee Director Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 No. 33-66712). (3)

10.20 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2001).
         (3)

10.21 Insituform Mid-America, Inc. Stock Option Plan, as amended (incorporated by reference to Exhibit 4(i) to the Registration Statement on Form S-8 No. 33-63953). (3)

10.22 Senior Management Voluntary Deferred Compensation Plan of the Company (incorporated by reference to Exhibit 10.19 to the annual report on Form 10-K for the year ended December 31, 1998), as amended by First Amendment thereto dated as of October 25, 2000. (3)

10.23 Form of Directors' Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2002). (3)

21       Subsidiaries of the Company.

23       Consent of PricewaterhouseCoopers LLP.

24       Power of Attorney (See "Power of Attorney" in the annual report on Form
         10-K).

99.1 Certification of Anthony W. Hooper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Joseph A. White pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------

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