Form 10-Q
period 2003-03-31
INSITUFORM TECHNOLOGIES INC
filed 2003-05-15
CIK 353020

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly Period Ended               March 31, 2003
                              -------------------------------------------------

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

                                     Yes  X    No
                                         ----    ----


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                     Yes  X    No
                                         ----    ----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                             Outstanding at May 9, 2003
----------------------------------------    ----------------------------------
 Class A Common Stock, $.01 par value               26,465,915 Shares

                                      INDEX

                                                                                                          Page No.
                                                                                                          --------
Part I            Financial Information:

                  Item 1.   Financial Statements (unaudited):

                            Consolidated Statements of Income............................................     3

                            Consolidated Balance Sheets..................................................     4

                            Consolidated Statements of Cash Flows........................................     5

                            Notes to Consolidated Financial Statements...................................     6

                  Item 2.   Management's Discussion and Analysis of Financial
                            Condition and Results of Operations..........................................    11

                  Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................    16

                  Item 4.   Controls and Procedures......................................................    16


Part II           Other Information:

                  Item 1.   Legal Proceedings............................................................    18

                  Item 6.   Exhibits and Reports on Form 8-K.............................................    18


Signatures...............................................................................................    19

Certifications...........................................................................................    20

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                               2003            2002
                                                           ------------    ------------
REVENUES                                                   $    123,348    $    111,176
COST OF REVENUES                                                 95,079          82,287
                                                           ------------    ------------
GROSS PROFIT                                                     28,269          28,889
SELLING, GENERAL AND ADMINISTRATIVE                              17,083          17,655
                                                           ------------    ------------
OPERATING INCOME                                                 11,186          11,234
OTHER (EXPENSE) INCOME:
     Interest expense                                            (1,197)         (2,189)
     Other                                                          431             451
                                                           ------------    ------------
TOTAL OTHER EXPENSE                                                (766)         (1,738)
                                                           ------------    ------------
INCOME BEFORE TAXES ON INCOME                                    10,420           9,496
TAXES ON INCOME                                                   4,064           3,696
                                                           ------------    ------------
INCOME BEFORE MINORITY INTERESTS, EQUITY IN EARNINGS
     AND DISCONTINUED OPERATIONS                                  6,356           5,800
MINORITY INTERESTS                                                  (30)            (31)
EQUITY IN EARNINGS OF AFFILIATED COMPANIES                           25             153
                                                           ------------    ------------
INCOME FROM CONTINUING OPERATIONS                                 6,351           5,922
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                          276          (1,602)
                                                           ------------    ------------
NET INCOME                                                 $      6,627    $      4,320
                                                           ============    ============

EARNINGS PER SHARE OF COMMON STOCK AND COMMON
     STOCK EQUIVALENTS:

     Basic:
         Income from continuing operations                 $       0.24    $       0.22
         Discontinued operations                                   0.01           (0.06)
         Net income                                                0.25            0.16

     Diluted:
         Income from continuing operations                 $       0.24    $       0.22
         Discontinued operations                                   0.01           (0.06)
         Net income                                                0.25            0.16










          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                MARCH 31, 2003     DECEMBER 31, 2002
                                                                               ----------------    ------------------
ASSETS
     CURRENT ASSETS
         Cash and cash equivalents, including restricted cash of
           $3,409 and $3,985, respectively                                     $         83,371    $           75,386
         Receivables, net                                                                91,519                82,962
         Retainage                                                                       24,651                23,726
         Costs and estimated earnings in excess of billings                              29,397                36,680
         Inventories                                                                     12,276                12,402
         Prepaid expenses and other assets                                                8,358                13,586
         Assets held for disposal                                                         5,359                 7,909
                                                                               ----------------    ------------------
     TOTAL CURRENT ASSETS                                                               254,931               252,651
                                                                               ----------------    ------------------
     PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation                        69,604                71,579
                                                                               ----------------    ------------------
     OTHER ASSETS
         Goodwill                                                                       131,045               131,032
         Other assets                                                                    17,868                17,751
                                                                               ----------------    ------------------
     TOTAL OTHER ASSETS                                                                 148,913               148,783
                                                                               ----------------    ------------------

TOTAL ASSETS                                                                   $        473,448    $          473,013
                                                                               ================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Current maturities of long-term debt and line of credit               $         58,540    $           49,360
         Accounts payable and accrued expenses                                           71,110                69,776
         Billings in excess of costs and estimated earnings                               5,431                 5,992
         Liabilities related to discontinued operations                                   5,286                 3,293
                                                                               ----------------    ------------------
     TOTAL CURRENT LIABILITIES                                                          140,367               128,421
                                                                               ----------------    ------------------
     LONG-TERM DEBT, less current maturities                                             50,912                67,014
     OTHER LIABILITIES                                                                    3,936                 3,530
                                                                               ----------------    ------------------
     TOTAL LIABILITIES                                                                  195,215               198,965
                                                                               ----------------    ------------------
     MINORITY INTERESTS                                                                   1,458                 1,430
                                                                               ----------------    ------------------

     COMMITMENTS AND CONTINGENCIES (NOTE 10)

     STOCKHOLDERS' EQUITY
         Preferred stock, undesignated, $.10 par - shares authorized
           1,400,000; none outstanding                                                       --                    --
         Series A Junior Participating Preferred stock, $.10 par - shares
           authorized 600,000; none outstanding                                              --                    --
         Common stock, $.01 par - shares authorized 60,000,000;
           shares outstanding 26,440,224 and 26,558,165                                     288                   288
         Additional paid-in capital                                                     132,910               132,820
         Retained earnings                                                              201,430               194,803
         Treasury stock - 2,347,164 and 2,218,273 shares                                (51,416)              (49,745)
         Accumulated other comprehensive loss                                            (6,437)               (5,548)
                                                                               ----------------    ------------------
     TOTAL STOCKHOLDERS' EQUITY                                                         276,775               272,618
                                                                               ----------------    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $        473,448    $          473,013
                                                                               ================    ==================





          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          FOR THE THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                           2003            2002
                                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                             $      6,627    $      4,320
     (Income) loss from discontinued operations                                                (276)          1,602
                                                                                       ------------    ------------
INCOME FROM CONTINUING OPERATIONS                                                             6,351           5,922
                                                                                       ------------    ------------
ADJUSTMENTS TO RECONCILE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation                                                                             3,339           3,342
     Amortization                                                                               319             358
     Deferred income taxes                                                                       10              48
     Other                                                                                     (167)            884
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF PURCHASED BUSINESSES:
     Receivables, including costs and estimated earnings in excess of billings               (2,197)         (2,765)
     Inventories                                                                                125              86
     Prepaid expenses and other assets                                                        3,266            (726)
     Accounts payable and accrued expenses                                                    2,877            (916)
                                                                                       ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                           13,923           6,216
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS                   1,798            (337)
                                                                                       ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    15,721           5,879
                                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                    (2,138)         (5,499)
     Proceeds from sale of fixed assets                                                         346           1,200
     Cash from sale of business                                                                  --           1,515
     Other investing activities                                                                 347             (15)
                                                                                       ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                                        (1,445)         (2,799)
                                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                      91             492
     Purchases of treasury stock                                                             (1,417)         (2,199)
     Principal payments on long-term debt                                                   (18,652)        (17,189)
     Increase (decrease) in line of credit                                                   14,516             (76)
     Deferred financing charges                                                                (213)             --
                                                                                       ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                                                        (5,675)        (18,972)
                                                                                       ------------    ------------
Effect of exchange rate changes on cash                                                        (616)           (262)
                                                                                       ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                           7,985         (16,137)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               75,386          74,649
                                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $     83,371    $     58,512
                                                                                       ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
     Interest                                                                          $      3,323    $      3,804
     Income taxes                                                                               883           1,900

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Note receivable on sale of business                                               $         --    $      2,000
     Note payable recovered in settlement                                                     5,350              --
     Accrued interest recovered in settlement                                                   557              --
     Treasury stock recovered in settlement                                                     254              --




          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2003


1.       GENERAL

         In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's unaudited consolidated balance sheets as of March 31, 2003 and December 31, 2002 and the unaudited consolidated statements of income and cash flows for the three months ended March 31, 2003 and 2002. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 2002 Annual Report on Form 10-K.

         The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

2.       STOCK-BASED COMPENSATION

         At March 31, 2003, the Company had two plans under which options may be granted. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. No stock-based compensation expense was reflected in the net income for the quarters ended March 31, 2003 and 2002, respectively, as all options granted during these and subsequent time periods had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," to stock-based compensation (in thousands, except share data):

                                                             THREE MONTHS ENDED MARCH 31,
                                                                2003             2002
                                                             ------------    ------------
Net income - as reported                                     $      6,627    $      4,320
Deduct:  Total stock-based compensation expense
  determined under fair value method for all awards,
  net of related tax effects                                       (1,469)         (2,215)
                                                             ------------    ------------
Pro forma net income                                         $      5,158    $      2,105
                                                             ============    ============

Basic earnings per share:
  As reported                                                $       0.25    $       0.16
  Pro forma                                                          0.19            0.08
Diluted earnings per share:
  As reported                                                        0.25            0.16
  Pro forma                                                          0.19            0.08

         For SFAS No. 123 disclosure purposes, the weighted average fair value of stock options is required to be based on a theoretical option-pricing model such as the Black-Scholes method. In actuality, because the Company's employee stock options are not traded on an exchange and are subject to vesting periods, the disclosed fair value represents only an approximation of option value based solely on historical performance. Beginning in 2000, the Company decided to increase the alignment of key employee goals and shareholder objectives by increasing the relative value of variable compensation.

3.       BUSINESS ACQUISITIONS

         Effective May 1, 2002, the Company acquired the business and certain assets and liabilities of Elmore Pipe Jacking, Inc. ("Elmore") for approximately $12.5 million. Elmore was a regional provider of trenchless tunneling, microtunneling, segmented lining and pipe jacking services in the western United States. The purchase price included $8.5 million in cash, settlement of $2.3 million of debt owed by Elmore to the Company, and the assumption of an additional $1.7 million of liabilities, of which $0.2 million was interest-bearing and the remainder, including covenants not to compete, owed to the former owners of the Elmore assets. The purchase price was allocated to assets acquired and liabilities assumed based on their respective fair values at the date of acquisition and resulted in goodwill of $8.9 million. The Company's results reflect the operation of Elmore's former assets from the date of acquisition. The Elmore acquisition added $4.2 million of revenues and $2.5 million of operating loss in the tunneling segment for the first three months of 2003. Pro forma information relative to the quarter ended March 31, 2002 is immaterial and has not been presented relative to the Elmore acquisition.

4.       DISCONTINUED OPERATIONS

         In 2001, the Company made the decision to sell certain operations acquired in the Kinsel acquisition. Accordingly, the Company classified as discontinued the wastewater treatment plant, commercial construction and highway operations acquired as part of the Kinsel acquisition. These operations are not consistent with the Company's operating strategy of providing differentiated trenchless rehabilitation and tunneling services. The Company completed the sale of the wastewater treatment plant operations effective January 1, 2002. The Company received $1.5 million in cash and a $2.0 million note for a total sale price of $3.5 million, resulting in a slight loss on the sale. During the third quarter of 2002, the Company sold the heavy highway construction business for $2.6 million in cash and $1.5 million in notes, resulting in a pre-tax gain of $1.5 million, or $0.9 million after-tax. The Company completed the sale of certain assets and contracts of the Kinsel highway maintenance business during the fourth quarter of 2002 for certain assumed liabilities, $1.4 million in cash and a $1.5 million subordinated note, with no material gain or loss for the sale. Pursuant to the terms of the sale agreements described above, the Company retained responsibility for some uncompleted jobs, which has resulted in the absorption of additional trailing costs. The Company expects to substantially complete these jobs in the second quarter of 2003. This completes the disposition of all material assets classified as discontinued pursuant to the acquisition of Kinsel.

         The Company negotiated settlements, without litigation, during the first quarter of 2003 between the Company and the former Kinsel owners, and the Company and the purchasers of the wastewater treatment plant operations acquired from Kinsel. The Company made various claims against the former shareholders of Kinsel, arising out of the February 2001 acquisition of Kinsel and Tracks. Those claims were settled in March 2003 without litigation. Under the terms of the settlement, 18,891 shares of Company common stock and all of the promissory notes, totaling $5,350,000 in principal (together with all accrued and unpaid interest), issued to former Kinsel shareholders in connection with the acquisition, were to be returned to the Company from the claim collateral escrow account established at the time of the acquisition. The Company shares and promissory note were held in escrow on behalf of the Company at March 31, 2003. The remaining 56,672 shares of Company common stock held in the escrow account were to be distributed to the former Kinsel shareholders. The settlement of the escrow account primarily related to matters associated with Kinsel operations which have been sold and presented as discontinued operations. In January 2003, the Company received notice of multiple claims, totaling more than $3.5 million, from the buyer of the former Kinsel wastewater treatment division. The claims arose out of the January 2002 sale of the Kinsel wastewater treatment division and alleged the valuation of the assets sold was overstated. These settlements resulted in a $0.6 million after-tax non-operating gain in the results of continuing operations and a net after-tax $0.7 million gain in discontinued operations for the quarter ended March 31, 2003.

         As of March 31, 2003 and December 31, 2002, assets held for disposal totaled $5.4 million and $7.9 million, respectively, and included $0.6 million and $0.7 million of unbilled receivables, respectively. Assets held for disposal also included $1.3 million in retainage receivables, $0.7 of trade receivables, $2.3 million of prepaid and other assets, and $0.4 million of fixed assets at March 31, 2003. Liabilities related to discontinued operations totaled $4.6 million and $3.3 million at March 31, 2003 and December 31, 2002, respectively. The results of operations for the discontinued operations are as follows (in thousands):

                                                             THREE MONTHS ENDED MARCH 31,
                                                                 2003           2002
                                                             ------------    ------------
REVENUES:
   Wastewater Treatment Plant                                $         --    $         --
   Commercial Construction and Highway Operations                   1,398           8,622

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
   Wastewater Treatment Plant, net of tax of $448 and
     $(348), respectively                                             700            (642)
   Commercial Construction and Highway Operations, net
     of tax of ($272) and $(563), respectively                       (424)           (960)

5.       RESTRUCTURING

         In the third quarter of 2002, the Company recorded a pre-tax restructuring charge of $2.5 million ($1.5 million after-tax), $1.3 million of which was severance costs associated with the elimination of 75 salaried positions, primarily related to administrative and other overhead functions. An additional $1.2 million involved related decisions for information technology asset write-downs, lease cancellations, and disposal of certain identifiable fixed assets primarily at the corporate level. As of March 31, 2003, the remaining liability on this restructuring was $0.3 million related entirely to future severance costs that are expected to be substantially settled in 2003.

         In the fourth quarter of 2001, the Company recorded a pre-tax restructuring charge of $4.1 million ($2.5 million after tax), $0.9 million of which was severance costs associated with the elimination of 112 company-wide positions specifically identified as of December 31, 2001. An additional $3.2 million of the charge related to asset write-downs, lease cancellations and other costs associated with the closure of eight facilities in the United States and the disposal of the associated assets. As of March 31, 2003, the remaining liability was $0.4 million, $0.2 million of which is for retirement of equipment, and $0.2 million relates to facilities closure costs, both of which are expected to be substantially settled in 2003.

         The following table illustrates each of the restructuring reserve components and the related balances at March 31, 2003 (in thousands):


                      Balance at          2002            Charged During               Charged During                Balance at
                   December 31, 2001     Reserve              2002                    First Quarter 2003           March 31, 2003
                   ------------------   ----------   ------------------------    ----------------------------    ------------------
2001 RESERVE                                            Cash        Non-Cash        Cash          Non-Cash
                                                     ----------    ----------    ------------    ------------
Severance          $              844                $     (844)   $       --    $         --    $         --    $               --
Equipment                         616                      (122)         (237)            (38)            (31)                  188
Facility                        1,702                    (1,171)         (302)            (11)             --                   218
                   ------------------                ----------    ----------    ------------    ------------    ------------------
Total              $            3,162                $   (2,137)   $     (539)   $        (49)   $        (31)   $              406
                   ==================                ==========    ==========    ============    ============    ==================

2002 RESERVE
Severance          $               --   $    1,258   $     (465)   $       --    $       (449)   $         --    $              344
Equipment                          --        1,200         (852)           --              --            (348)                   --
                   ------------------   ----------   ----------    ----------    ------------    ------------    ------------------
Total              $               --   $    2,458   $   (1,317)   $       --    $       (449)   $       (348)   $              344
                   ==================   ==========   ==========    ==========    ============    ============    ==================


6.       COMPREHENSIVE INCOME

         For the quarters ended March 31, 2003 and 2002, comprehensive income was $5.7 million and $4.7 million, respectively. The Company's adjustment to net income to calculate comprehensive income consists solely of cumulative foreign currency translation adjustments of $(0.9 million) and $0.4 million for the quarters ended March 31, 2003 and 2002, respectively.

7.       SHARE INFORMATION

     Earnings per share have been calculated using the following share information:

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                         2003             2002
                                                                     --------------   --------------
Weighted average number of common shares
  used for basic EPS                                                     26,529,602       26,553,506
Effect of dilutive stock options                                             46,248          288,655
                                                                     --------------   --------------
Weighted average number of common shares
  and dilutive potential common stock used in dilutive EPS               26,575,850       26,842,161
                                                                     ==============   ==============

8.       SEGMENT REPORTING

         The Company has principally three operating segments: rehabilitation, tunneling, and TiteLiner(R), the Company's corrosion and abrasion segment ("TiteLiner"). The segments were determined based upon the types of products sold by each segment and each is regularly reviewed and evaluated separately.

         The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating income.

         Financial information by segment is as follows (in thousands):

                               THREE MONTHS ENDED MARCH 31,
                                  2003             2002
                             --------------   --------------
Revenues
     Rehabilitation          $       92,367   $       91,442
     Tunneling                       25,585           15,176
     TiteLiner                        5,396            4,558
                             --------------   --------------
Total Revenues               $      123,348   $      111,176
                             ==============   ==============

Gross Profit
     Rehabilitation          $       23,468   $       24,307
     Tunneling                        3,161            3,051
     TiteLiner                        1,640            1,531
                             --------------   --------------
Total Gross Profit           $       28,269   $       28,889
                             ==============   ==============

Operating Income
     Rehabilitation          $        8,814   $        8,626
     Tunneling                        1,441            1,866
     TiteLiner                          931              742
                             --------------   --------------
Total Operating Income       $       11,186   $       11,234
                             ==============   ==============

9.       ACQUIRED INTANGIBLE ASSETS AND GOODWILL

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that certain intangible assets deemed to have an indefinite useful life, such as goodwill, should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS 142 is effective for fiscal periods beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002, at which time amortization of goodwill ceased and a transitional impairment test was performed. The annual impairment test for goodwill was performed in the fourth quarter of 2002. Management retained an independent party to perform a valuation of the Company's reporting units as of these dates and determined that no impairment of goodwill existed. The Company's 2003 annual impairment test of goodwill will be performed in the fourth quarter of 2003.

         Intangible assets were as follows (in thousands):

                                                 AS OF MARCH 31, 2003
                                            GROSS CARRYING   ACCUMULATED
                                                AMOUNT       AMORTIZATION
                                           --------------   --------------
Amortized intangible assets:
    Patents                                $       13,943   $      (11,993)
    License agreements                              3,263           (1,933)
    Non-compete agreements                          4,628           (2,172)
                                           --------------   --------------
Total                                      $       21,834   $      (16,098)
                                           ==============   ==============

Aggregate amortization expense:
    For quarter ended March 31, 2003                        $          319

Estimated amortization expense:
    For year ended December 31, 2003                        $        1,166
    For year ended December 31, 2004                                 1,072
    For year ended December 31, 2005                                   730
    For year ended December 31, 2006                                   725
    For year ended December 31, 2007                                   332

10.      COMMITMENTS AND CONTINGENCIES

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

11.      FINANCINGS

         Credit Facility

         Effective March 27, 2003, the Company entered into a new three-year bank revolving credit facility to replace its expiring bank credit facility. This new facility provides the Company with borrowing capacity of up to $75 million. The quarterly commitment fee ranges from 0.2% to 0.3% per annum on the unborrowed balance depending on the leverage ratio determined as of the last day of the Company's preceding fiscal quarter. At the Company's option, the interest rates will be either (i) the LIBOR plus an additional percentage that varies from 0.75% to 1.5% depending on the leverage ratio or (ii) the higher of (a) the prime rate or (b) the federal funds rate plus 0.50%. As of March 31, 2003, the interest rate on the credit facility was 4.25% and the balance was $40.0 million. The Company uses the credit facility for short-term borrowings and discloses amounts outstanding as a current liability.

         Senior Notes

         On April 24, 2003, the Company placed $65 million of Senior Notes, Series 2003-A, due April 24, 2013 and bearing interest, payable semi-annually in April and October of each year, at a rate of 5.29% per annum, with certain institutional investors through a private offering. The principal amount is due in a single payment on April 24, 2013. The Senior Notes, Series 2003-A, may be prepaid at the Company's option, in whole or in part, at any time, together with a make-whole premium. Upon specified change in control events each holder has the right to require the Company to purchase its Senior Notes, Series 2003-A, without any premium thereon.

         At March 31, 2003, the Company was in compliance with all debt covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and results of operations during the periods included in the accompanying consolidated financial statements. See the discussion of the Company's critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2002; there have been no changes to these policies during the first quarter of 2003.

RESULTS OF OPERATIONS - Three Months Ended March 31, 2003 and 2002

The following table highlights the results for each of the segments and periods presented (in thousands):

                                THREE MONTHS ENDED MARCH 31, 2003
                         REHABILITATION     TUNNELING        TITELINER(R)      TOTAL
                         --------------   --------------   --------------   --------------
Revenues                 $       92,367   $       25,585   $        5,396   $      123,348
Gross Profit                     23,468            3,161            1,640           28,269
Operating Income                  8,814            1,441              931           11,186


                                 THREE MONTHS ENDED MARCH 31, 2002
                         REHABILITATION      TUNNELING        TITELINER(R)      TOTAL
                         --------------   --------------   --------------   --------------
Revenues                 $       91,442   $       15,176   $        4,558   $      111,176
Gross Profit                     24,307            3,051            1,531           28,889
Operating Income                  8,626            1,866              742           11,234


Consolidated revenues from continuing operations for the first quarter of 2003 were $123.3 million, a 10.9% increase compared to first quarter 2002 revenues of $111.2 million. The tunneling segment, which increased revenues 68.6% to $25.6 million from $15.2 million in the first quarter of 2002, contributed most of the overall increase in revenues. First quarter 2003 tunneling revenues included $4.2 million directly attributable to the acquisition of Elmore Pipe Jacking, Inc. in May of 2002. The rest of the growth in tunneling was organic. First quarter 2003 rehabilitation revenues of $92.4 million represented a 1.0% increase over 2002 first quarter revenues. The relatively flat rehabilitation revenues were primarily a result of continued weak market conditions in North America, and problems in France. The Company is in the process of making changes to improve the French operation. Revenues for the Company's TiteLiner(R) segment ("TiteLiner") for the first quarter of 2003 were $5.4 million, 18.4% greater than 2002 first quarter revenues. In late 2002, the TiteLiner segment experienced an increase in orders and backlog, which translated into increased revenues in the first quarter of 2003. Orders were up in the tunneling segment in the first quarter of 2003 compared to the fourth quarter of 2002. This was offset by a decline in orders in the rehabilitation segment during the same time period. There is no apparent order trend going forward.

Cost of revenues from continuing operations for the first quarter of 2003 were $95.1 million, a 15.5% increase compared to first quarter 2002 cost of revenues of $82.3 million. Most of the increase in cost of revenues was attributable to growth in the tunneling segment. This growth increased cost of revenues $10.3 million in the first quarter of 2003 compared to the first quarter of 2002. Of the first quarter 2003 tunneling segment increase, $6.1 million was related to Elmore operations which were not added until May 2002.

Gross profit in the first quarter of 2003 decreased 2.1% to $28.3 million from $28.9 million in the first quarter of 2002. Overall gross margin for the first quarter of 2003 was 22.9%, a decrease from the 26.0% gross margin in the first quarter of 2002. All segments experienced decreases in gross margin percentage, but the most pronounced change was in tunneling, where margins were 12.4% in the first quarter of 2003 compared to 20.1% in the first quarter of 2002. Unexpected costs from amounts owed to subcontractors on a project acquired from Elmore were primarily to blame for the lower margins in the tunneling segment. The tunneling segment has historically had operating income ratios comparable to or better than the Company's other segments. However, this is achieved with a lower and more volatile gross margin and lower operating expenses. As the tunneling segment becomes a more significant part of consolidated results, the tunneling segment results will tend to reduce the consolidated gross margin ratio but contribute to the consolidated operating income ratio.

Selling, general and administrative expenses were $17.1 million for the first quarter of 2003, a 3.3% improvement compared to $17.7 million for the first three months of 2002. The decrease in selling, general and administrative expenses was achieved despite an additional $0.6 million of selling, general and administrative expenses related to Elmore and is due primarily to a decrease in incentive compensation expense. Otherwise, selling, general and administrative expenses were flat over the same time period comparison. The Company has substantially completed cost reduction and restructuring efforts announced in the fourth quarter of 2001 and the third quarter of 2002. See Note 5 regarding restructuring and discussion of amounts charged against the reserves during the first quarter of 2003.

Consolidated operating income from continuing operations remained unchanged at $11.2 million for the first quarter of 2003 compared to the first quarter of 2002. Rehabilitation and TiteLiner showed modest increases in operating income for the first quarter of 2003, which were offset by decreased operating income in tunneling. The previously discussed job acquired from Elmore primarily caused the decrease in tunneling operating income, but this unexpected cost item is expected to be a one-time event. In rehabilitation, strong profit performance in some domestic units was offset by weaker results in others. One of the normally strong rehabilitation units suffered from low backlog and under-performed significantly. The Company incurred large losses on unprofitable cured-in-place pipe ("CIPP") contracts in New York. The Kinsel rehabilitation operation had a difficult quarter with a combination of under-loading and operating difficulties. In Europe, performance in the Netherlands and Spain exceeded prior year while the French operation was unprofitable.

Interest expense of $1.2 million in the first quarter of 2003 was a 45.3% improvement compared to interest expense of $2.2 million in the first quarter of 2002. Approximately half of the decrease was due to the reversal of interest expense forgiven in a settlement with the former owners of the Kinsel operations. The remaining decrease in interest expense stems from lower interest rates on debt in 2003. Other income fell slightly to $0.4 million in the first quarter of 2003 from $0.5 million in the first quarter of 2002 due to interest rate decreases. The effective tax rate remained unchanged at 39.0% in the first quarter of 2003 compared to the first quarter of 2002.

Equity in earnings of affiliated companies decreased 83.7% in the first quarter of 2003 compared to the first quarter of 2002 due primarily to the discontinued affiliation with a joint venture partner in the third quarter of 2002. Minority interests remained flat during the same time periods.

Income from continuing operations for the first quarter of 2003 was $6.4 million, a 7.2% increase compared to $5.9 million in the first quarter of 2002. As operating income was consistent in the first quarter of 2003 compared to first quarter 2002, much of this increase in income from continuing operations resulted from the lower interest expense described above. Included in the results from continuing operations was a one-time gain of $0.6 million or $0.02 per diluted share from the settlement of claims against the former Kinsel owners. Discontinued operations provided $0.3 million of additional income due primarily to negotiated settlements between the Company and the former Kinsel owners, and between the Company and the purchasers of the wastewater treatment plant operations acquired from Kinsel. See Note 4 to the Consolidated Financial Statements for further discussion. This compares to a loss of $1.6 million from discontinued operations in the first quarter of 2002. Resulting net income was $6.6 million in the first quarter of 2003, a 53.4% increase compared to $4.3 million in net income in the first quarter of 2002.

The level of CIPP work bid by the Company in North America in the first quarter of 2003 was up slightly from 2002 but down from 2001. Bidding was stronger in March 2003. The Company's domestic CIPP bidding and order acquisition in April 2003 was high and comparable to the strong results for the same period in 2002. Tunneling prospects continue to be very strong but delays in bringing projects to market continue.

There is heightened uncertainty about the levels of municipal spending in fiscal 2004. While local budgets for water and sewer are relatively unaffected by the budget problems of state governments, there is concern about potential reductions in overall spending by cities.

BACKLOG

The following table highlights backlog for each of the segments and at each date presented (in millions):

MARCH 31, 2003:

                                                                                  APPARENT LOW BID
                                         APPARENT LOW BID    UNRELEASED TERM       AND UNRELEASED
                           CONTRACT        EXPECTED IN          EXPECTED IN        TERM AVAILABLE
                           BACKLOG       NEXT 12 MONTHS       NEXT 12 MONTHS       BEYOND 12 MONTHS
                         ------------   ------------------   ------------------   ------------------
Rehabilitation           $       93.4   $             32.0   $             38.2   $             20.3
Tunneling                        98.1                   --                   --                   --
TiteLiner                         5.5                   --                   --                   --
                         ------------   ------------------   ------------------   ------------------
Total                    $      197.0   $             32.0   $             38.2   $             20.3
                         ============   ==================   ==================   ==================

DECEMBER 31, 2002:

                                                                                   APPARENT LOW BID
                                         APPARENT LOW BID     UNRELEASED TERM       AND UNRELEASED
                           CONTRACT        EXPECTED IN          EXPECTED IN         TERM AVAILABLE
                            BACKLOG      NEXT 12 MONTHS        NEXT 12 MONTHS      BEYOND 12 MONTHS
                         ------------   ------------------   ------------------   ------------------
Rehabilitation           $      112.1   $             27.2   $             34.3   $             20.9
Tunneling                       110.0                   --                   --                   --
TiteLiner                         5.1                   --                   --                   --
                         ------------   ------------------   ------------------   ------------------
Total                    $      227.2   $             27.2   $             34.3   $             20.9
                         ============   ==================   ==================   ==================

Contract backlog is management's expectation of revenues to be generated from received, signed, uncompleted contracts whose cancellation is not anticipated at the time of reporting. Reported contract backlog excludes any term contract amounts for which there is not specific and determinable work released. At March 31, 2003, the Company reported contract backlog (excluding projects where the Company has been advised that it is the low bidder, but not formally awarded the contract) of $197.0 million, a $30.2 million decrease from December 31, 2002 contract backlog of $227.2 million. The Company anticipates that a significant portion of contract backlog reported at March 31, 2003 and an additional $70.2 million of unreleased term contracts and jobs on which the Company is the apparent low bidder will be completed in the next twelve-month period. An additional $20.3 million of unreleased term contract work and work on which the Company is the apparent low bidder is anticipated for completion beyond the twelve-month period. Backlog estimates beyond one year are inherently subject to greater uncertainty due to their long-term nature. All backlog values are the estimate of management based on contracts outstanding at March 31, 2003 and are subject to change due to factors beyond the control of the Company, such as modification or cancellation of the contract award.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $83.4 million at March 31, 2003, an $8.0 million increase in the first quarter of 2003 compared to $75.4 million at December 31, 2002. The balance of cash and cash equivalents included $3.4 million and $4.0 million at March 31, 2003 and December 31, 2002, respectively, restricted in various escrow accounts. Operating activities from continuing operations contributed $13.9 million to the increase, primarily from net income of continuing operations and a $4.1 million decrease in working capital. Operating cash flow from continuing activities contributed $6.2 million in the first quarter of 2002 when working capital increases used $4.3 million of cash. Discontinued operations provided an additional $1.8 million during the first quarter of 2003 mainly from the settlement of claims against the former Kinsel owners. This compares to the use of $0.3 million of cash by discontinued operations in the first quarter of 2002.

Spending on investing and financing activities was down 48.1% and 71.2%, respectively, in the first quarter of 2003 compared to the first quarter of 2002. The primary use of cash for investing in the first quarter of 2003 was $2.1 million in capital expenditures compared to the first quarter of 2002 when $5.5 million was spent on capital projects, $1.2 million was collected on the sale of fixed assets, and $1.5 million was contributed from the sale of Kinsel's wastewater treatment plant operations. Primary uses of cash for financing during the first three months of 2003 were $1.4 million for the repurchase of the Company's stock and $18.7 million to repay long-term debt, $15.7 million of which was a scheduled annual payment on the Company's Senior Notes. This was offset by the borrowing of an additional $14.5 million on the lines of credit during the quarter. By comparison, in the first quarter of 2002, $2.2 million was expended for the repurchase of Company stock and $17.2 million was paid on long-term debt. Much of the decrease in spending for capital items is due to cost containment and focused capital preservation efforts for the purpose of maintaining operational flexibility. The Company purchased 110,000 shares in the first quarter of 2003 for $1.4 million compared to 100,000 repurchased shares in the first quarter of 2002 for $2.2 million. On a cumulative basis, the Company has spent $74.0 million to repurchase 3,919,615 shares through March 31, 2003 since the inception of the stock repurchase program originally authorized in 1998. In April 2003, the Company indefinitely extended its repurchase program, which was due to expire in June 2003. Repurchased shares are held as treasury stock until reissued.

Trade receivables, along with retainage under construction contracts, totaled $116.2 million at March 31, 2003, an 8.9% increase compared to $106.7 million in combined receivables at December 31, 2002. A majority of this increase was due to the invoicing and reclassification of a significant amount of unbilled revenue in the tunneling segment for services rendered prior to December 31, 2002. Consolidated unbilled revenue decreased $7.3 million from $36.7 million at December 31, 2002 to $29.4 million at March 31, 2003.

Effective March 27, 2003, the Company entered into a new three-year bank revolving credit facility (the "Credit Agreement") to replace its expiring bank credit facility. This new facility provides the Company with borrowing capacity of up to $75 million. The quarterly commitment fee ranges from 0.2% to 0.3% per annum on the unborrowed balance depending on the leverage ratio determined as of the last day of the Company's preceding fiscal quarter. At the Company's option, the interest rates will be either (i) the LIBOR plus an additional percentage that varies from 0.75% to 1.5% depending on the leverage ratio or (ii) the higher of (a) the prime rate or (b) the federal funds rate plus 0.50%. At March 31, 2003, the Company had unused committed bank credit facilities under the Credit Agreement totaling $28.8 million and the commitment fee was 0.25%. The interest rate under the Credit Agreement was 4.25% and the balance was $40.0 million as of March 31, 2003.

The Company's Senior Notes, Series A, due February 14, 2007, bear interest, payable semi-annually in August and February of each year, at the rate per annum of 7.88%. Each year, from February 2004 to February 2007, inclusive, the Company will be required to make principal payments of $15.7 million, together with an equivalent payment at maturity. On March 31, 2003, the principal amount of Senior Notes, Series A, outstanding was $62.9 million.

On April 24, 2003, the Company placed an additional $65 million of Senior Notes, Series 2003-A, with certain institutional investors through a private offering, bringing the total Series A and Series 2003-A Senior Notes outstanding to $127.9 million at that date. The Senior Notes, Series 2003-A, are due April 24, 2013 and bear interest, payable semi-annually in April and October of each year, at a rate of 5.29% per annum. The principal amount is due in a single payment on April 24, 2013. The Senior Notes, Series 2003-A, may be prepaid at the Company's option, in whole or in part, at any time, together with a make-whole premium. Upon specified change in control events, each holder has the right to require the Company to purchase its Senior Notes, Series 2003-A, without any premium thereon. The proceeds of the Senior Notes, Series 2003-A, were used to pay off the balance on the line of credit and to provide future liquidity.

The note purchase agreements pursuant to which the Senior Notes, Series A and Series 2003-A, were issued, and the Credit Agreement, obligate the Company to comply with certain financial ratios and restrictive covenants that, among other things, place limitations on operations and sales of assets by the Company or its subsidiaries, limit the ability of the Company to incur further secured indebtedness and liens and of subsidiaries to incur indebtedness, and, in the event of default, limit the ability of the Company to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock. At March 31, 2003, the Company was in compliance with all debt covenants.

The Company believes it has adequate resources and liquidity to fund future cash requirements for working capital, capital expenditures and debt repayments with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets.

DISCLOSURE OF FINANCIAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has entered into various financial obligations and commitments in the course of its ongoing operations and financing strategies. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities as well as from commercial arrangements that are directly supported by related revenue-producing activities. Commercial commitments represent contingent obligations of the Company, which become payable only if certain pre-defined events were to occur, such as funding financial guarantees. See Note 14 to the Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K for additional disclosure of financial obligations and commercial commitments.

The following table provides a summary of the Company's financial obligations and commercial commitments as of March 31, 2003 (in thousands). This table includes cash obligations related to principal outstanding under existing debt arrangements and operating leases.

                                                            PAYMENTS DUE BY PERIOD
                                   TOTAL      2003       2004       2005      2006        2007     THEREAFTER
                                 --------   --------   --------   --------   --------   --------   ----------
Cash Obligations*
Long-term debt**                 $155,374   $ 23,360   $ 17,377   $ 17,007   $ 16,764   $ 15,822   $   65,044
Line of credit facility***         40,498     40,498         --         --         --         --           --
Operating leases                   44,472     13,531      9,386      6,062      4,470      3,952        7,071
                                 --------   --------   --------   --------   --------   --------   ----------

Total contractual cash
  obligations                    $240,344   $ 77,389   $ 26,763   $ 23,069   $ 21,234   $ 19,774   $   72,115
                                 ========   ========   ========   ========   ========   ========   ==========

*Cash obligations herein are not discounted and do not include related interest. See Notes 10 and 11 to the Consolidated Financial Statements regarding commitments and contingencies and debt issued subsequent to the balance sheet date, respectively.

**On April 24, 2003, the Company placed an additional $65 million of Senior Notes, Series 2003-A, with principal due in a single payment on April 24, 2013. See Note 11 to the Consolidated Financial Statements for additional discussion regarding the Senior Notes.

***Effective March 27, 2003, the Company entered into a new three-year bank revolving credit facility to replace its expiring bank credit facility. The Company uses the credit facility for short-term borrowing and discloses amounts outstanding as a current liability. See Note 11 to the Consolidated Financial Statements for additional discussion regarding the credit facility.

NEW ACCOUNTING PRONOUNCEMENTS

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

In November 2002, FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued along with expanded disclosures of warranty reserves. It also requires that a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of the guarantee. This interpretation incorporates the guidance in FIN 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of FIN 45 did not have a material impact on the consolidated financial statements. See Note 10 to the Consolidated Financial Statements regarding commitments and contingencies.

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" and allows two alternative methods of transition for a voluntary change to the more preferable fair value based method of accounting for stock-based employee compensation. These methods avoid the ramp-up effect arising from prospective application of the fair value based method. The Statement also amends Accounting Principles Board Opinion No. 28 ("APB 28"), "Interim Financial Reporting," and requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the fair value based method of accounting and requires the inclusion of the disclosure in financial reports for interim periods. SFAS 148 is effective for interim and year-end financial statements for fiscal years ending after December 15, 2002. As previously disclosed, the Company will continue to account for stock compensation pursuant to APB 25. However, it has adopted the disclosure provisions of SFAS 148 and continues to evaluate its options.

In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. This interpretation incorporates and supercedes the guidance set forth in Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements." It requires the consolidation of variable interests into the financial statements of a business enterprise if that enterprise holds a controlling financial interest via other means than the traditional voting majority. The requirements of FIN 46 are effective immediately for variable interest entities created after January 31, 2003 and thereafter, or the first reporting period after June 15, 2003 for variable interest entities for which an enterprise holds a variable interest that it acquired prior to February 1, 2003. The Company does not expect that the adoption of FIN 46 will have a material impact on its future consolidated financial statements.

MARKET RISK

The Company is exposed to the effect of interest rate changes and foreign currency fluctuations. Due to the immateriality of potential impacts from changes in these rates, the Company does not use derivative contracts to manage these risks.

INTEREST RATE RISK

The fair value of the Company's cash and short-term investment portfolio at March 31, 2003 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, is not material.

The Company's objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, the Company maintains fixed rate debt as a percentage of its net debt in a percentage range set by policy. The impact to earnings and cash flows from a hypothetical 10% decrease in the Company's debt specific borrowing rates at March 31, 2003 was not material.

FOREIGN EXCHANGE RISK

The Company operates subsidiaries, and is associated with licensees and affiliates operating solely in countries outside of the United States, and in currencies other than the U.S. dollar. Consequently, these operations are inherently exposed to risks associated with fluctuation in the value of the local currencies of these countries compared to the U.S. dollar. The effect of a hypothetical adverse change of 10% in exchange rates (a strengthening of the U.S. dollar) was immaterial and would be largely offset by cash activity.

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

MANAGEMENT CHANGES

Effective April 1, 2003, Thomas S. Rooney, Jr. was named President and Chief Operating Officer, reporting to Anthony W. (Tony) Hooper, who remains Chairman and Chief Executive Officer. The new position was created to lead all of the Company's operating segments, which now report directly to Mr. Rooney. The addition of Mr. Rooney, who has over 20 years of experience with large construction companies, brings additional strength to the management team and will aid in the integration and development of the Company's business units.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In January 2003, the Company received notice of multiple claims, totaling more than $3.5 million, from the buyer of the former Kinsel wastewater treatment division. The claims arise out of the January 2002 sale of the Kinsel wastewater treatment division and alleged the valuation of the assets sold was overstated. No litigation was commenced. The Company negotiated a settlement, without litigation, during the first quarter of 2003 between the Company and the purchasers of the wastewater treatment plant operations.

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

          (b) On March 12, 2003, the Company filed a Current Report on Form 8-K, under Item 9, to provide the Company's press release, dated March 12, 2003, announcing the creation of a Chief Operating Officer position. In addition, on April 25, 2003, the Company filed a Current Report on Form 8-K, under Item 9 and pursuant to Item 12, to provide the Company's earnings release, dated April 24, 2003, announcing its financial results for the fiscal quarter ended March 31, 2003. The Company also filed a Current Report on Form 8-K on May 1, 2003, under
Item 9 and pursuant to Item 12, to provide a transcript of its April 25, 2003 conference call held to announce and discuss its financial results for the fiscal quarter ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INSITUFORM TECHNOLOGIES, INC.




May 15, 2003                        /s/ Joseph A. White
                                    ------------------------------------
                                    Joseph A. White
                                    Vice President - Chief Financial Officer
                                    Principal Financial and Accounting Officer

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


Date:  May 15, 2003
                                        /s/ Anthony W. Hooper
                                        ---------------------------------------
                                        Anthony W. Hooper
                                        Chairman and Chief Executive Officer

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


Date:  May 15, 2003                  /s/ Joseph A. White
                                     ------------------------------------------
                                     Joseph A. White
                                     Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS

10.1 Note Purchase Agreement (the "Note Purchase Agreement") dated as of April 24, 2003 among the Company and each of the lenders listed therein.

10.2 Amended and Restated Intercreditor Agreement dated as of April 24, 2003 among Bank of America, N.A. and the Noteholders.

10.3 Employment Letter dated March 7, 2003 between the Company and Thomas S. Rooney, Jr. (1)

99.1 Certification of Anthony W. Hooper pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Joseph A. White pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------------------

(1)      Management contract or compensatory plan or arrangement.