Form 10-Q/A
period 2003-03-31
INSITUFORM TECHNOLOGIES INC
filed 2003-06-10
CIK 353020

                                  FORM 10-Q/A
                                 AMENDMENT NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly Period Ended                  March 31, 2003
                              --------------------------------------------------

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

                               Yes  X    No
                                  -----     -----


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes  X    No
                                  -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                           Outstanding at May 30, 2003
----------------------------------------      ----------------------------------
  Class A Common Stock, $.01 par value                26,465,915 Shares

                                EXPLANATORY NOTE

This Amendment No. 1 ("the Amendment") to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (the "Form 10-Q") amends Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" to correct the rehabilitation segment's backlog amounts presented for contract backlog and apparent low bid expected in the next 12 months at March 31, 2003, and Part II, Item 6, "Exhibits and Reports on Form 8-K" to provide updated certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The remaining items in the registrant's Form 10-Q remain unchanged.

                         PART I - FINANCIAL INFORMATION

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

RESULTS OF OPERATIONS - Three Months Ended March 31, 2003 and 2002

The following table highlights the results for each of the segments and periods presented (in thousands):

                                          THREE MONTHS ENDED MARCH 31, 2003
                             REHABILITATION       TUNNELING       TITELINER(R)        TOTAL
                             ----------------------------------------------------------------
         Revenues               $ 92,367          $ 25,585           $5,396         $ 123,348
         Gross Profit             23,468             3,161            1,640            28,269
         Operating Income          8,814             1,441              931            11,186

                                          THREE MONTHS ENDED MARCH 31, 2002
                             REHABILITATION       TUNNELING       TITELINER(R)        TOTAL
                             ----------------------------------------------------------------
         Revenues               $ 91,442          $ 15,176           $4,558         $ 111,176
         Gross Profit             24,307             3,051            1,531            28,889
         Operating Income          8,626             1,866              742            11,234

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

BACKLOG

The following table highlights backlog for each of the segments and at each date presented (in millions):

MARCH 31, 2003:

                                                                                      APPARENT LOW BID
                                          APPARENT LOW BID       UNRELEASED TERM       AND UNRELEASED
                           CONTRACT          EXPECTED IN           EXPECTED IN         TERM AVAILABLE
                            BACKLOG        NEXT 12 MONTHS         NEXT 12 MONTHS      BEYOND 12 MONTHS
                            --------------------------------------------------------------------------
      Rehabilitation         $ 92.5              $19.9                  $38.2                $ 20.3
      Tunneling                98.1                -                      -                     -
      TiteLiner                 5.5                -                      -                     -
                            ------------------------------------------------------------------------
      Total                  $196.1              $19.9                  $38.2                $ 20.3
                            ========================================================================

DECEMBER 31, 2002:

                                                                                      APPARENT LOW BID
                                          APPARENT LOW BID       UNRELEASED TERM       AND UNRELEASED
                           CONTRACT          EXPECTED IN           EXPECTED IN         TERM AVAILABLE
                            BACKLOG        NEXT 12 MONTHS         NEXT 12 MONTHS      BEYOND 12 MONTHS
                            --------------------------------------------------------------------------
      Rehabilitation         $112.1              $27.2                  $34.3                $ 20.9
      Tunneling               110.0                -                      -                     -
      TiteLiner                 5.1                -                      -                     -
                            ------------------------------------------------------------------------
      Total                  $227.2              $27.2                  $34.3                $ 20.9
                            ========================================================================

Contract backlog is management's expectation of revenues to be generated from received, signed, uncompleted contracts whose cancellation is not anticipated at the time of reporting. Reported contract backlog excludes any term contract amounts for which there is not specific and determinable work released. At March 31, 2003, the Company reported contract backlog (excluding projects where the Company has been advised that it is the low bidder, but not formally awarded the contract) of $196.1 million, a $31.1 million decrease from December 31, 2002 contract backlog of $227.2 million. The Company anticipates that a significant portion of contract backlog reported at March 31, 2003 and an additional $58.1 million of unreleased term contracts and jobs on which the Company is the apparent low bidder will be completed in the next twelve-month period. An additional $20.3 million of unreleased term contract work and work on which the Company is the apparent low bidder is anticipated for completion beyond the twelve-month period. Backlog estimates beyond one year are inherently subject to greater uncertainty due to their long-term nature. All backlog values are the estimate of management based on contracts outstanding at March 31, 2003 and are subject to change due to factors beyond the control of the Company, such as modification or cancellation of the contract award.

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

                                                               PAYMENTS DUE BY PERIOD
Cash Obligations*              TOTAL       2003         2004         2005         2006         2007      THEREAFTER
Long-term debt**            $ 155,374   $  23,360    $ 17,377     $ 17,007      $16,764      $15,822      $ 65,044
Line of credit facility***     40,498      40,498           -            -            -            -             -
Operating leases               44,472      13,531       9,386        6,062        4,470        3,952         7,071
                            ---------------------------------------------------------------------------------------

Total contractual cash
  obligations               $ 240,344   $  77,389    $ 26,763     $ 23,069      $21,234      $19,774      $ 72,115
                            =======================================================================================


* Cash obligations herein are not discounted and do not include related interest. See Notes 10 and 11 to the Consolidated Financial Statements regarding commitments and contingencies and debt issued subsequent to the balance sheet date, respectively.
** On April 24, 2003, the Company placed an additional $65 million of Senior Notes, Series 2003-A, with principal due in a single payment on April 24, 2013. See Note 11 to the Consolidated Financial Statements for additional discussion regarding the Senior Notes.
*** Effective March 27, 2003, the Company entered into a new three-year bank revolving credit facility to replace its expiring bank credit facility. The Company uses the credit facility for short-term borrowing and discloses amounts outstanding as a current liability. See Note 11 to the Consolidated Financial Statements for additional discussion regarding the credit facility.

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

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" and allows two alternative methods of transition for a voluntary change to the more preferable fair value based method of accounting for stock-based employee compensation. These methods avoid the ramp-up effect arising from prospective application of the fair value based method. The Statement also amends Accounting Principles Board Opinion No. 28 ("APB 28"), "Interim Financial Reporting," and requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the fair value based method of accounting and requires the inclusion of the disclosure in financial reports for interim periods. SFAS 148 is effective for interim and year-end financial statements for fiscal years ending after December 15, 2002. As previously disclosed, the Company will continue to account for stock compensation pursuant to APB 25. However, it has adopted the disclosure provisions of SFAS 148 and continues to evaluate its options.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits filed as part of this Quarterly Report on Form 10-Q/A are listed on the annexed Index to Exhibits.

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


                                      INSITUFORM TECHNOLOGIES, INC.




June 10, 2003                          /s/ Joseph A. White
                                      -----------------------------------
                                      Joseph A. White
                                      Vice President - Chief Financial Officer
                                      Principal Financial and Accounting Officer

                                 CERTIFICATIONS


I, Anthony W. Hooper, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Insituform Technologies, Inc.;

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


Date: June 10, 2003
                                  /s/ Anthony W. Hooper
                                  --------------------------------------------
                                  Anthony W. Hooper
                                  Chairman and Chief Executive Officer

I, Joseph A. White, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Insituform Technologies, Inc.;

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


Date: June 10, 2003
                                  /s/ Joseph A. White
                                  --------------------------------------------
                                  Joseph A. White
                                  Vice President and Chief Financial Officer

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