Form 10-Q
period 2003-06-30
INSITUFORM TECHNOLOGIES INC
filed 2003-08-14
CIK 353020

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly Period Ended                 June 30, 2003
                              --------------------------------------------------

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

                                Yes  X   No
                                    ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes  X   No
                                    ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at August 8, 2003
 ------------------------------------             -----------------------------
 Class A Common Stock, $.01 par value                    26,448,086 Shares

                                      INDEX

                                                                                           Page No.
                                                                                           --------
Part I        Financial Information:

              Item 1.   Financial Statements (unaudited):

                        Consolidated Statements of Income...............................       3

                        Consolidated Balance Sheets.....................................       4

                        Consolidated Statements of Cash Flows...........................       5

                        Notes to Consolidated Financial Statements......................       6

              Item 2.   Management's Discussion and Analysis of Financial

                        Condition and Results of Operations.............................      13

              Item 3.   Quantitative and Qualitative Disclosures About Market Risk......      18

              Item 4.   Controls and Procedures.........................................      18


Part II       Other Information:

              Item 1.   Legal Proceedings...............................................      19

              Item 4.   Submission of Matters to a Vote of Security Holders.............      19

              Item 6.   Exhibits and Reports on Form 8-K................................      19


Signatures..............................................................................      21

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                       ENDED JUNE 30,
                                                                 --------------                       --------------
                                                               2003              2002              2003              2002
                                                               ----              ----              ----              ----
REVENUES                                                    $ 124,778         $ 118,488         $ 248,126         $ 229,663
COST OF REVENUES                                               95,511            87,491           190,590           169,777
                                                            ---------         ---------         ---------         ---------
GROSS PROFIT                                                   29,267            30,997            57,536            59,886
SELLING, GENERAL AND ADMINISTRATIVE                            18,982            16,741            36,065            34,396
                                                            ---------         ---------         ---------         ---------
OPERATING INCOME                                               10,285            14,256            21,471            25,490
OTHER (EXPENSE) INCOME:
     Interest expense                                          (2,175)           (1,643)           (3,372)           (3,831)
     Other                                                       (189)              333               242               783
                                                            ---------         ---------         ---------         ---------
TOTAL OTHER EXPENSE                                            (2,364)           (1,310)           (3,130)           (3,048)
                                                            ---------         ---------         ---------         ---------
INCOME BEFORE TAXES ON INCOME                                   7,921            12,946            18,341            22,442
TAXES ON INCOME                                                 3,089             4,899             7,153             8,595
                                                            ---------         ---------         ---------         ---------
INCOME BEFORE MINORITY INTERESTS, EQUITY IN EARNINGS
     AND DISCONTINUED OPERATIONS                                4,832             8,047            11,188            13,847
MINORITY INTERESTS                                                (30)              (37)              (60)              (68)
EQUITY IN EARNINGS OF AFFILIATED COMPANIES                         75               228               100               381
                                                            ---------         ---------         ---------         ---------
INCOME FROM CONTINUING OPERATIONS                               4,877             8,238            11,228            14,160
LOSS FROM DISCONTINUED OPERATIONS                                (292)             (927)              (16)           (2,529)
                                                            ---------         ---------         ---------         ---------
NET INCOME                                                  $   4,585         $   7,311         $  11,212         $  11,631
                                                            =========         =========         =========         =========
EARNINGS PER SHARE OF COMMON STOCK AND COMMON
     STOCK EQUIVALENTS:

     Basic:
         Income from continuing operations                  $    0.18         $    0.31         $    0.42         $    0.53
         Discontinued operations                                (0.01)            (0.03)            (0.00)            (0.09)
         Net income                                              0.17              0.28              0.42              0.44

     Diluted:
         Income from continuing operations                  $    0.18         $    0.31         $    0.42         $    0.53
         Discontinued operations                                (0.01)            (0.03)            (0.00)            (0.09)
         Net income                                              0.17              0.27              0.42              0.43

          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  JUNE 30, 2003        DECEMBER 31, 2002
                                                                                  -------------        -----------------
ASSETS
     CURRENT ASSETS
         Cash and cash equivalents, including restricted cash of
           $3,313 and $3,985, respectively                                           $ 117,552             $  75,386
         Receivables, net                                                               87,258                82,962
         Retainage                                                                      25,468                23,726
         Costs and estimated earnings in excess of billings                             23,952                36,680
         Inventories                                                                    12,481                12,402
         Prepaid expenses and other assets                                              12,891                13,586
         Assets related to discontinued operations                                       4,054                 7,909
                                                                                     ---------             ---------
     TOTAL CURRENT ASSETS                                                              283,656               252,651
                                                                                     ---------             ---------
     PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation                       69,142                71,579
                                                                                     ---------             ---------
     OTHER ASSETS
         Goodwill                                                                      131,188               131,032
         Other assets                                                                   17,528                17,751
                                                                                     ---------             ---------
     TOTAL OTHER ASSETS                                                                148,716               148,783
                                                                                     ---------             ---------

TOTAL ASSETS                                                                         $ 501,514             $ 473,013
                                                                                     =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Current maturities of long-term debt and line of credit                     $  18,192             $  49,360
         Accounts payable and accrued expenses                                          68,413                69,776
         Billings in excess of costs and estimated earnings                              8,690                 5,992
         Liabilities related to discontinued operations                                  1,148                 3,293
                                                                                     ---------             ---------
     TOTAL CURRENT LIABILITIES                                                          96,443               128,421
                                                                                     ---------             ---------
     LONG-TERM DEBT, less current maturities                                           116,078                67,014
     OTHER LIABILITIES                                                                   3,327                 3,530
                                                                                     ---------             ---------
     TOTAL LIABILITIES                                                                 215,848               198,965
                                                                                     ---------             ---------
     MINORITY INTERESTS                                                                  1,521                 1,430
                                                                                     ---------             ---------

     COMMITMENTS AND CONTINGENCIES (NOTE 10)
     STOCKHOLDERS' EQUITY
         Preferred stock, undesignated, $.10 par - shares authorized
           1,400,000; none outstanding                                                      --                    --
         Series A Junior Participating Preferred stock, $.10 par - shares
           authorized 600,000; none outstanding                                             --                    --
         Common stock, $.01 par - shares authorized 60,000,000;
           shares outstanding 26,447,024 and 26,558,165                                    288                   288
         Unearned restricted stock compensation                                           (961)                   --
         Additional paid-in capital                                                    133,965               132,820
         Retained earnings                                                             206,016               194,803
         Treasury stock - 2,347,164 and 2,218,273 shares                               (51,416)              (49,745)
         Accumulated other comprehensive loss                                           (3,747)               (5,548)
                                                                                     ---------             ---------
     TOTAL STOCKHOLDERS' EQUITY                                                        284,145               272,618
                                                                                     ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 501,514             $ 473,013
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

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          FOR THE SIX MONTHS
                                                                                             ENDED JUNE 30,
                                                                                             --------------
                                                                                         2003             2002
                                                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                            $  11,212         $ 11,631
     Loss from discontinued operations                                                       16            2,529
                                                                                      ---------         --------
INCOME FROM CONTINUING OPERATIONS                                                        11,228           14,160
                                                                                      ---------         --------
ADJUSTMENTS TO RECONCILE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation                                                                         7,247            7,197
     Amortization                                                                           653              721
     Deferred income taxes                                                                  (20)              42
     Other                                                                                1,510           (1,349)
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF PURCHASED BUSINESSES:
     Receivables, including costs and estimated earnings in excess of billings            6,690           (6,098)
     Inventories                                                                            (63)           1,121
     Prepaid expenses and other assets                                                      341           (2,470)
     Accounts payable and accrued expenses                                                1,574            3,240
                                                                                      ---------         --------
NET CASH PROVIDED BY CONTINUING OPERATIONS                                               29,160           16,564
NET CASH PROVIDED (USED) BY DISCONTINUED OPERATIONS                                      (1,299)           1,800
                                                                                      ---------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                27,861           18,364
                                                                                      ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                (5,734)         (11,561)
     Proceeds from sale of fixed assets                                                     349            2,520
     Purchase of business, net of cash acquired                                            (300)          (8,484)
     Cash from sale of business                                                              --            1,515
     Other investing activities                                                           1,089             (501)
                                                                                      ---------         --------
NET CASH USED IN INVESTING ACTIVITIES                                                    (4,596)         (16,511)
                                                                                      ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                 185            1,257
     Purchases of treasury stock                                                         (1,417)          (4,357)
     Principal payments on long-term debt                                               (19,271)         (17,870)
     Issuance of long-term debt                                                          65,000               --
     Increase (decrease) in line of credit                                              (25,778)           7,929
     Deferred financing charges                                                            (692)              --
                                                                                      ---------         --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                         18,027          (13,041)
                                                                                      ---------         --------
Effect of exchange rate changes on cash                                                     874              833
                                                                                      ---------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                      42,166          (10,355)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           75,386           74,649
                                                                                      ---------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 117,552         $ 64,294
                                                                                      =========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
     Interest                                                                         $   3,450         $  4,074
     Income taxes                                                                         5,329            5,786

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Note receivable on sale of business                                              $      --         $  2,000
     Liabilities established in connection with business acquisition                         --            1,690
     Amounts due to the Company settled in business acquisitions                             --            2,300
     Note payable recovered in settlement                                                 5,350               --
     Accrued interest recovered in settlement                                               557               --
     Treasury stock recovered in settlement                                                 254               --

          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2003

1.    GENERAL

      In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's unaudited consolidated balance sheets as of June 30, 2003 and December 31, 2002 and the unaudited consolidated statements of income and cash flows for the three and six months ended June 30, 2003 and 2002. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 2002 Annual Report on Form 10-K.

      The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

2.    STOCK-BASED COMPENSATION

      At June 30, 2003, the Company had two plans under which equity incentives may be granted. On May 29, 2003, shareholders approved an increase in the number of shares available under the 2001 Employee Equity Incentive Plan from 1,000,000 to 2,000,000. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. No compensation expense from stock options was reflected in the net income for the quarters ended June 30, 2003 and 2002, respectively, as all options granted during these and subsequent time periods had an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation expense related to restricted stock grants was $33 thousand for the three and six months ended June 30, 2003. There were no shares of restricted stock granted in 2002. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," to stock-based compensation (in thousands, except share data):

                                                               THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                                 2003              2002              2003                 2002
                                                                 ----              ----              ----                 ----
               Net income - as reported                       $    4,585        $    7,311        $   11,212         $   11,631
               Deduct:  Total stock-based compensation
                 expense determined under fair value
                 method for all awards, net of related
                 tax effects                                        (980)           (1,361)           (2,449)            (3,576)
                                                              ----------        ----------        ----------         ----------
               Pro forma net income                           $    3,605        $    5,950        $    8,763         $    8,055
                                                              ==========        ==========        ==========         ==========
               Basic earnings per share:
                 As reported                                  $     0.17        $     0.28        $     0.42         $     0.44
                 Pro forma                                          0.14              0.22              0.33               0.30
               Diluted earnings per share:
                 As reported                                        0.17              0.27              0.42               0.43
                 Pro forma                                          0.14              0.22              0.33               0.30

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

      On May 27, 2003, the Company granted 57,300 shares of restricted stock to executives and key employees. The grant of restricted stock to executives is contingent on meeting performance goals over a one-year period, and all restricted stock is generally subject to a three-year service term before vesting. The grant date fair value of these shares was

      $0.9 million. The value of the restricted stock grant was added to additional paid-in capital at the grant date and an equal amount was established in unearned restricted stock compensation. All shares subject to performance restrictions are revalued at each reporting date to reflect the then current market price of the Company's stock. Revaluations are treated as a change in accounting estimate and accounted for prospectively with an appropriate increase or decrease to additional paid-in capital, unearned restricted stock compensation and a current period adjustment in compensation expense. All restricted shares are expensed as compensation through the service restriction term.

      On July 22, 2003, Anthony W. (Tony) Hooper resigned as Chairman of the Board and Chief Executive Officer. Consequently, Mr. Hooper forfeited 21,900 shares of restricted stock.

3.    BUSINESS ACQUISITIONS

      Effective May 1, 2002, the Company acquired the business and certain assets and liabilities of Elmore Pipe Jacking, Inc. ("Elmore") for approximately $12.5 million. Elmore was a regional provider of trenchless tunneling, microtunneling, segmented lining and pipe jacking services in the western United States. The purchase price included $8.5 million in cash, settlement of $2.3 million of debt owed by Elmore to the Company, and the assumption of an additional $1.7 million of liabilities, of which $0.2 million was interest-bearing and the remainder, including covenants not to compete, owed to the former owners of the Elmore assets. The purchase price was allocated to assets acquired and liabilities assumed based on their respective fair values at the date of acquisition and resulted in goodwill of $8.9 million. The Company's results reflect the operation of Elmore's former assets from the date of acquisition. The Elmore acquisition added $2.7 million of revenues and $2.6 million of operating loss in the tunneling segment for the second quarter of 2003, with the resulting revenues and operating loss for the first six months of 2003 equaling $6.9 million and $5.1 million, respectively. Pro forma information relative to the quarter and six months ended June 30, 2002 is immaterial and has not been presented relative to the Elmore acquisition.

      On June 19, 2003, the Company announced that it had reached an agreement to acquire the rehabilitation business of Insituform East, Inc., the Company's final remaining unaffiliated domestic licensee of the Insituform(R) cured-in-place pipe process (the "Insituform CIPP Process"), at an estimated purchase price of $5.5 million. The transaction is expected to close in the third quarter.

4.    DISCONTINUED OPERATIONS

      In 2001, the Company made the decision to sell certain operations acquired in the Kinsel acquisition. Accordingly, the Company classified as discontinued the wastewater treatment plant, commercial construction and highway operations acquired as part of the Kinsel acquisition. These operations were not consistent with the Company's operating strategy of providing differentiated trenchless rehabilitation and tunneling services. The Company completed the sale of the wastewater treatment plant operations effective January 1, 2002. The Company received $1.5 million in cash and a $2.0 million note for a total sale price of $3.5 million, resulting in a slight loss on the sale. During the third quarter of 2002, the Company sold the heavy highway construction business for $2.6 million in cash and $1.5 million in notes, resulting in a pre-tax gain of $1.5 million, or $0.9 million after-tax. The Company completed the sale of certain assets and contracts of the Kinsel highway maintenance business during the fourth quarter of 2002 for certain assumed liabilities, $1.4 million in cash and a $1.5 million subordinated note, with no material gain or loss for the sale. Pursuant to the terms of the sale agreements described above, the Company retained responsibility for some uncompleted jobs, which has resulted in the absorption of additional trailing costs. The Company substantially completed these jobs in the second quarter of 2003. This completes the disposition of all material assets classified as discontinued pursuant to the acquisition of Kinsel.

      The Company negotiated settlements, without litigation, during the first quarter of 2003 between the Company and the former Kinsel owners, and the Company and the purchasers of the wastewater treatment plant operations acquired from Kinsel. The Company made various claims against the former shareholders of Kinsel, arising out of the February 2001 acquisition of Kinsel and Tracks. Those claims were settled in March 2003 without litigation. Under the terms of the settlement, 18,891 shares of Company common stock and all of the promissory notes, totaling $5,350,000 in principal (together with all accrued and unpaid interest), issued to former Kinsel shareholders in connection with the acquisition, were returned to the Company from the claim collateral escrow account established at the time of the acquisition. The remaining 56,672 shares of Company common stock held in the escrow account were distributed to the former Kinsel shareholders. The settlement of the escrow account primarily related to matters associated with Kinsel operations that have been sold and presented as discontinued operations. In January 2003, the Company received notice of multiple claims, totaling more than $3.5 million, from the buyer of the former Kinsel wastewater treatment division. The claims arose out of the January 2002 sale of the Kinsel wastewater treatment division and alleged the valuation of the assets sold was overstated. These settlements resulted in a $0.6 million after-tax non-operating gain in the results of continuing operations and a net after-tax $0.7 million gain in discontinued operations for the quarter ended March 31, 2003.

      As of June 30, 2003 and December 31, 2002, assets related to discontinued operations totaled $4.1 million and $7.9 million, respectively, and included $0.2 million and $0.7 million of unbilled receivables, respectively. Assets related to discontinued operations also included $0.7 million in retainage receivables, $0.3 million of trade receivables, $2.4 million of prepaid and other assets, and $0.4 million of fixed assets at June 30, 2003. Liabilities related to discontinued operations totaled $1.1 million and $3.3 million at June 30, 2003 and December 31, 2002, respectively. The results of operations for the discontinued operations were as follows (in thousands):

                                                                 THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                    2003            2002            2003             2002
                                                                    ----            ----            ----             ----
      REVENUES:
          Wastewater treatment plant                               $  --         $    --         $    --         $     --
          Commercial construction and highway
            operations                                               753           8,248           2,151           16,870

      INCOME (LOSS) FROM DISCONTINUED
        OPERATIONS:
          Wastewater treatment plant,
            net of tax expense (benefit)
            of $(104), $0, $(866), and $(348), respectively         (163)             --          (1,355)            (642)
          Commercial construction and highway
            operations, net of tax expense (benefit)
           of $(83), $(659), $856, and $(563), respectively         (129)           (927)          1,339           (1,887)

5.    RESTRUCTURING

      In the third quarter of 2002, the Company recorded a pre-tax restructuring charge of $2.5 million ($1.5 million after-tax), $1.3 million of which was severance costs associated with the elimination of 75 salaried positions, primarily related to administrative and other overhead functions. An additional $1.2 million involved related decisions for information technology asset write-downs, lease cancellations, and disposal of certain identifiable fixed assets primarily at the corporate level. As of June 30, 2003, the remaining liability on this restructuring was $0.2 million related entirely to future severance costs that are expected to be substantially settled in 2003.

      In the fourth quarter of 2001, the Company recorded a pre-tax restructuring charge of $4.1 million ($2.5 million after-tax), $0.9 million of which was severance costs associated with the elimination of 112 company-wide positions specifically identified as of December 31, 2001. An additional $3.2 million of the charge related to asset write-downs, lease cancellations and other costs associated with the closure of eight facilities in the United States and the disposal of the associated assets. As of June 30, 2003, the remaining liability was $0.3 million, $0.1 million of which was for retirement of equipment, and $0.2 million of which related to facilities closure costs, both of which are expected to be substantially settled in 2003.

      The following table illustrates each of the restructuring reserve components and the related balances at June 30, 2003 (in thousands):

                        BALANCE AT        2002             CHARGED DURING                CHARGED DURING         BALANCE AT
                     DECEMBER 31, 2001   RESERVE                2002                   FIRST HALF OF 2003     JUNE 30, 2003
                     -----------------   -------                ----                   ------------------     -------------
      2001 RESERVE                                     CASH            NON-CASH       CASH        NON-CASH
                                                       ------------------------       --------------------
      Severance           $  844                       $  (844)         $   --        $  --         $  --         $  --
      Equipment              616                          (122)           (237)        (104)          (57)           96
      Facility             1,702                        (1,171)           (302)         (12)           --           217
                          ------        -------         -------         ------        -----         -----         -----
      Total               $3,162                       $(2,137)         $ (539)       $(116)        $ (57)        $ 313
                          ======        =======         =======         ======        =====         =====         =====

      2002 RESERVE

      Severance           $   --        $ 1,258        $  (465)         $   --        $(559)        $  --         $ 234
      Equipment               --          1,200           (852)             --           --          (348)           --
                          ------        -------        -------          ------        -----         -----         -----
      Total               $   --        $ 2,458        $(1,317)         $   --        $(559)        $(348)        $ 234
                          ======        =======        =======          ======        =====         =====         =====

6.    COMPREHENSIVE INCOME

      For the quarters ended June 30, 2003 and 2002, comprehensive income was $7.3 million and $7.2 million, respectively, with comprehensive income of $13.0 million and $11.8 million for the six months ended June 30, 2003 and 2002, respectively. The Company's adjustment to net income to calculate comprehensive income consists solely of cumulative foreign currency translation adjustments of $2.7 million and $(0.1) million for the quarters ended June 30, 2003 and 2002, respectively, and $1.8 million and $0.2 million for the six months ended June 30, 2003 and 2002, respectively.

7.       SHARE INFORMATION

      Earnings per share have been calculated using the following share information:

                                                                  THREE MONTHS ENDED JUNE 30,
                                                                    2003              2002
                                                                    ----              ----
     Weighted average number of common shares
       used for basic EPS                                        26,444,923         26,543,025
     Effect of dilutive stock options and restricted stock          102,815            275,858
                                                                 ----------         ----------
     Weighted average number of common shares
       and dilutive potential common stock used in dilutive EPS  26,547,738         26,818,883
                                                                 ==========         ==========

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                    2003              2002
                                                                    ----              ----
     Weighted average number of common shares
       used for basic EPS                                        26,487,028         26,548,236
     Effect of dilutive stock options and restricted stock           86,665            281,797
                                                                 ----------         ----------
     Weighted average number of common shares
       and dilutive potential common stock used in dilutive EPS  26,573,693         26,830,033
                                                                 ==========         ==========

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

      Financial information by segment is as follows (in thousands):

                                         THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                            2003             2002             2003            2002
                                            ----             ----             ----            ----
            REVENUES
                 Rehabilitation           $ 93,883        $  93,351         $186,250        $184,793
                 Tunneling                  26,385           22,249           51,970          37,425
                 TiteLiner                   4,510            2,888            9,906           7,445
                                          --------        ---------         --------        --------
            TOTAL REVENUES                $124,778        $ 118,488         $248,126        $229,663
                                          ========        =========         ========        ========

            GROSS PROFIT
                 Rehabilitation           $ 25,004        $  26,080         $ 48,472        $ 50,386
                 Tunneling                   2,773            4,224            5,934           7,275
                 TiteLiner                   1,490              693            3,130           2,225
                                          --------        ---------         --------        --------
            TOTAL GROSS PROFIT            $ 29,267        $  30,997         $ 57,536        $ 59,886
                                          ========        =========         ========        ========

            OPERATING INCOME
                 Rehabilitation           $  8,589        $  11,904         $ 17,403        $ 20,530
                 Tunneling                     976            2,497            2,417           4,363
                 TiteLiner                     720             (145)           1,651             597
                                          --------        ---------         --------        --------
            TOTAL OPERATING INCOME        $ 10,285        $  14,256         $ 21,471        $ 25,490
                                          ========        =========         ========        ========

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

      Intangible assets were as follows (in thousands):

                                                 AS OF JUNE 30, 2003
                                           GROSS CARRYING      ACCUMULATED
                                               AMOUNT          AMORTIZATION
                                               ------          ------------
      Amortized intangible assets:
          Patents                             $13,943            $(12,090)
          License agreements                    3,263              (1,989)
          Non-compete agreements                4,628              (2,332)
                                              -------            --------
      Total                                   $21,834            $(16,411)
                                              =======            ========
     Aggregate amortization expense:
         For quarter ended June 30, 2003                         $    334
         For six months ended June 30, 2003                           653

     Estimated amortization expense:
         For year ending December 31, 2003                       $  1,166
         For year ending December 31, 2004                          1,072
         For year ending December 31, 2005                            730
         For year ending December 31, 2006                            725
         For year ending December 31, 2007                            332

      Effective June 1, 2003, the Company completed the acquisition of the business of Sewer Services Ltd., a United Kingdom based contractor specializing in the rehabilitation of man-entry pipes and culverts. The acquisition, with a purchase price of $0.4 million, resulted in an increase of $143 thousand in goodwill. Pro forma information relative to this acquisition was not considered material.

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

11.   FINANCINGS

      Credit Facility

      Effective March 27, 2003, the Company entered into a new three-year bank revolving credit facility to replace its expiring bank credit facility. This new facility provides the Company with borrowing capacity of up to $75 million. The quarterly commitment fee ranges from 0.2% to 0.3% per annum on the unborrowed balance depending on the leverage ratio determined as of the last day of the Company's preceding fiscal quarter. At the Company's option, the interest rates will be either (i) the LIBOR plus an additional percentage that varies from 0.75% to 1.5% depending on the leverage ratio or (ii) the higher of (a) the prime rate or (b) the federal funds rate plus 0.50%. As of June 30, 2003, there was no borrowing on the credit facility and therefore there is no applicable interest rate as rates are determined on the borrowing date. The available balance was $68.7 million and the commitment fee was 0.20%. The remaining $6.3 million was used for non-interest bearing letters of credit, the majority of which was collateral for insurance. The Company generally uses the credit facility for short-term borrowings and discloses amounts outstanding as a current liability.

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

      At June 30, 2003, the Company was in compliance with all debt covenants.

12.   NEW ACCOUNTING PRONOUNCEMENTS

      In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires an entity to recognize, and measure at fair value, a liability for costs associated with an exit or disposal activity in the period in which the liability is incurred. SFAS 146 supercedes Emerging Issues Task Force Issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an

      Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted the provisions of SFAS 146 effective January 1, 2003. There was no exit or disposal activity initiated during the first six months of 2003.

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

      In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," and allows two alternative methods of transition for a voluntary change to the more preferable fair value based method of accounting for stock-based employee compensation. These methods avoid the ramp-up effect arising from prospective application of the fair value based method. The Statement also amends Accounting Principles Board Opinion No. 28 ("APB 28"), "Interim Financial Reporting," and requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the fair value based method of accounting and requires the inclusion of the disclosure in financial reports for interim periods. SFAS 148 is effective for interim and year-end financial statements for fiscal years ending after December 15, 2002. As previously disclosed, the Company will continue to account for stock compensation pursuant to APB 25. However, it has adopted the disclosure provisions of SFAS 148 and continues to evaluate its options.

      In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. This interpretation incorporates and supercedes the guidance set forth in Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements." It requires the consolidation of variable interests into the financial statements of a business enterprise if that enterprise holds a controlling financial interest via other means than the traditional voting majority. The requirements of FIN 46 are effective immediately for variable interest entities created after January 31, 2003 and thereafter, or the first reporting period after June 15, 2003 for variable interest entities for which an enterprise holds a variable interest that it acquired prior to February 1, 2003. The Company is evaluating FIN 46 relative to its equity investments and lease agreements, among other things.

13.   SUBSEQUENT EVENT

      Effective July 22, 2003, Anthony W. (Tony) Hooper resigned as Chairman of the Board and Chief Executive Officer. Effective on that same date, the Company's board of directors named Thomas S. Rooney, Jr. as Chief Executive Officer. Mr. Rooney retained the responsibilities of his previous position and was elected as a new member to the board of directors. The Company expects to record associated severance costs of approximately $1.2 million during the third quarter of 2003. See Note 2 regarding forfeiture of restricted stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and results of operations during the periods included in the accompanying consolidated financial statements. See the discussion of the Company's critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2002; there have been no changes to these policies during the quarter and six months ended June 30, 2003.

RESULTS OF OPERATIONS - Three and Six Months Ended June 30, 2003 and 2002

The following table highlights the results for each of the segments and periods presented (in thousands):

                                   THREE MONTHS ENDED                                       SIX MONTHS ENDED
                                     JUNE 30, 2003                                           JUNE 30, 2003
                      REVENUES       GROSS PROFIT    OPERATING INCOME         REVENUES     GROSS PROFIT    OPERATING INCOME
                      --------       ------------    ----------------         --------     ------------    ----------------
Rehabilitation        $ 93,883          $25,004          $  8,589             $186,250        $48,472          $17,403
Tunneling               26,385            2,773               976               51,970          5,934            2,417
TiteLiner                4,510            1,490               720                9,906          3,130            1,651
                      --------          -------          --------             --------        -------          -------
Total                 $124,778          $29,267          $ 10,285             $248,126        $57,536          $21,471
                      ========          =======          ========             ========        =======          =======


                                   THREE MONTHS ENDED                                       SIX MONTHS ENDED
                                     JUNE 30, 2002                                           JUNE 30, 2002
                      REVENUES       GROSS PROFIT    OPERATING INCOME         REVENUES     GROSS PROFIT    OPERATING INCOME
                      --------       ------------    ----------------         --------     ------------    ----------------
Rehabilitation        $ 93,351          $26,080          $ 11,904             $184,793        $50,386          $20,530
Tunneling               22,249            4,224             2,497               37,425          7,275            4,363
TiteLiner                2,888              693              (145)               7,445          2,225              597
                      --------          -------          --------             --------        -------          -------
Total                 $118,488          $30,997          $ 14,256             $229,663        $59,886          $25,490
                      ========          =======          ========             ========        =======          =======

Consolidated revenues from continuing operations were $124.8 million in the second quarter of 2003, an increase of 5.3% from $118.5 million in the second quarter of 2002. Second quarter 2003 tunneling revenues increased $4.1 million, or 18.6%, to $26.4 million, and TiteLiner revenues increased $1.6 million, or 56.2%, to $4.5 million compared to the second quarter of 2002. Tunneling revenues increased despite a decrease in revenue contribution from the Elmore division during the second quarter of 2003 compared to the same quarter of 2002. High productivity on large tunneling jobs in Dallas, Chicago, and St. Louis primarily accounted for the revenues increase in the segment. Rehabilitation revenues increased only slightly compared to the second quarter of 2002 to $93.9 million for the second quarter of 2003 as strong performances in some domestic rehabilitation units were more than offset by weak performances in two areas of the United States. Rehabilitation revenues increased in total on the strength of growth in the European unit. For the first half of 2003, consolidated revenues from continuing operations were up 8.0% to $248.1 million from $229.7 million in the first six months of 2002. Growth in rehabilitation revenues came primarily from increases in the Kinsel unit and in European operations. The tunneling and TiteLiner segments, up 38.9% and 33.0%, respectively, were primarily responsible for the first half increase in 2003 compared to 2002. Approximately two-thirds of the increase in tunneling revenues in the first six months of 2003 compared to the first six months of 2002 was due to the addition of Elmore operations, which contributed a full six months of revenue in 2003 compared to two months in 2002.

Cost of revenues increased 9.2% in the second quarter of 2003 to $95.5 million from $87.5 million in the second quarter of 2002, outpacing revenue growth for the quarter. Higher than expected casualty, workers compensation and healthcare claims in the second quarter of 2003 impacted cost of revenues in all segments compared to the second quarter of 2002, and inventory and equipment write-offs associated with obsolete small diameter installation methods increased the cost of revenues in rehabilitation during the second quarter of 2003 relative to the second quarter of 2002. Poor performance on specific identifiable projects and in some regions in domestic rehabilitation operations during the quarter resulted in crew downtime and excessive costs. Additional unanticipated costs were incurred in the second quarter of 2003 on some of the contracts acquired with Elmore, a division of tunneling. The Company has not yet been able to finalize settlement of its related customer claims and change orders or its claim against the sellers of the Elmore business that would have offset some of the unanticipated costs. The Company is not able to predict when its claims relating to these contracts will be settled, nor the amount it may recover. The original Elmore contracts have been completed. Consolidated cost of revenues for the six months ended June 30, 2003 was $190.6 million, an increase of 12.3% compared to $169.8 million for the first half of 2002. Most of the increase in cost of revenues during the first six months of 2003 compared to 2002 occurred in tunneling. The sources of tunneling cost of revenues increases were in almost equal parts due to growth in the Affholder division and previously mentioned excess costs on contracts acquired from Elmore. The remaining cost of revenues increase primarily resulted from costs due to poor crew utilization at one of the locations in the Company's Kinsel operation included in the rehabilitation segment.

Gross profit from continuing operations was $29.3 million in the second quarter of 2003, a 5.6% decrease from gross profit of $31.0 million in the second quarter of 2002. Based on the increase in cost of revenues described above, gross margin decreased to 23.5% in the second quarter of 2003 from 26.2% in the second quarter of 2002. As tunneling grows in its contribution to the consolidated results, its historical lower margins also continue to lower the consolidated margins. For the first six months of 2003, gross profit was down 3.9% to $57.5 million from $59.9 million in the first half of 2002. Projects associated with the Elmore acquisition were completed in the second quarter of 2003 at low or negative margins, which reduced tunneling gross margin; consequently, tunneling margins are expected to improve for the remainder of 2003. Higher casualty, workers compensation and healthcare claims for all segments, the write-off of obsolete equipment and regional domestic rehabilitation issues as well as unexpectedly high costs to complete projects acquired from Elmore accounted for decreased gross margins for both the three and six months ended June 30, 2003 compared to the same periods of 2002. TiteLiner gross margin increases over the same time periods were generally the result of revenue growth resulting from renewed cyclical demand for the segment's products.

Selling, general and administrative costs were 13.4% higher in the second quarter of 2003 at $19.0 million compared to $16.7 million in the second quarter of 2002. This increase was primarily due to approximately $1.0 million in additional casualty, workers compensation and healthcare costs to reflect increased casualty losses and healthcare costs, as well as an increase in bad debt expense. Nearly all of the increases were associated with the rehabilitation segment, which experienced a 15.8% increase in overhead expenses in the second quarter of 2003 compared to 2002. For the six months ended June 30, 2003, selling, general and administrative expenses were $36.1 million, a 4.9% increase compared to $34.4 million in the first six months of 2002. An additional four months of Elmore operations in 2003 compared to 2002 caused year-to-date operating expenses in the Elmore segment to be up $0.8 million in the first six months of 2003 compared to the first six months of 2002.

For the second quarter of 2003, consolidated operating income from continuing operations was $10.3 million, a 27.8% decrease from operating income from continuing operations of $14.3 million in the second quarter of 2002. The previously mentioned unanticipated excess costs in the Elmore operation were a significant reason for the shortfall, as the tunneling segment dropped 60.9% to $1.0 million from $2.5 million in the second quarter of 2002. In addition, project execution and a decrease in the amount of work available on Kinsel contracts decreased operating income from $2.4 million in the second quarter of 2002 to a $0.1 million operating loss attributable to Kinsel in the second quarter of 2003. Performance problems in some domestic rehabilitation units, including Kinsel, combined with the increase in casualty, workers compensation and healthcare claims, write-offs of obsolete small diameter equipment and inventory, and bad debt expense drove operating income down 27.8% in the rehabilitation segment in the second quarter of 2003 compared to the second quarter of 2002. The TiteLiner segment turned a $0.1 million operating loss in the second quarter of 2002 into a $0.7 million operating income gain in the second quarter of 2003. The turnaround in TiteLiner is predominantly due to United States' operations returning to normal financial health in 2003 after suffering abnormally low operating results in 2002, especially in the first half of the year. For the first six months of 2003, operating income from continuing operations was $21.5 million, a 15.8% decrease from operating income from continuing operations of $25.5 million in the second quarter of 2002. During the first six months of 2003, tunneling and rehabilitation fell short of 2002 operating income by 44.6% and 15.2%, respectively. TiteLiner's operating income was up $1.1 million, or 176.5%, during the first six months of 2003 compared to 2002.

Interest expense in the second quarter of 2003 was $2.2 million, up 32.4% compared to second quarter 2002 interest expense of $1.6 million. Although interest rates have declined in the second quarter of 2003 compared to 2002, the Company financed an additional $65 million in Senior Notes in April 2003, resulting in an overall increase in interest expense. Interest expense for the first six months of 2003 was $3.4 million, down 12.0% from $3.8 million in the first six months of 2002, a reflection of the lower interest rates on the Company's line of credit in the first six months of 2003 and a lower balance in the second quarter of 2003. The Company incurred $0.2 million in other expenses, down from $0.3 million in other income in the second quarter of 2002. For the first six months of 2003, other income was down 69.1% to $0.2 million from $0.8 million in the first half of 2002. Much of this decrease is due to reduced interest income earned on cash balances as a result of declining interest rates. The effective tax rate for the first six months of 2003 was 39.0% compared to 38.3% for the first six months of 2002.

Income from continuing operations was $4.9 million for the second quarter of 2003, or $0.18 per diluted share, down 40.8% from $8.2 million in income from continuing operations for the second quarter of 2002, or $0.31 per diluted share, due to the factors described previously. Discontinued operations lost $0.3 million in the second quarter of 2003, an improvement from the $0.9 million loss in the second quarter of 2002. Resulting net income was $4.6 million for the second quarter of 2003, or $0.17 per diluted share, down 37.3% from $7.3 million in net income for the second quarter of 2002. For the six months ended June 30, 2003, income from continuing operations was down 20.7% to $11.2 million, or $0.42 per diluted share, from $14.2 million in the first six months of 2002, or $0.53 per diluted share. The loss from discontinued operations during the first six months of 2003 was substantially zero, while the loss from discontinued operations in the first six months of 2002 was $2.5 million, or $0.09 per diluted share. Net income was $11.2 million, or $0.42 per diluted share, down 3.6% from $11.6 million in the first six months of 2002, or $0.43 per diluted share.

Based on current economic conditions, uncertainty still remains about the levels of municipal spending for the remainder of 2003 and fiscal 2004. Orders during the second quarter of 2003 were relatively strong, particularly in the domestic CIPP business where orders exceeded revenues by 26.9%. However, the distribution of backlog is not even. One of the domestic CIPP units, Kinsel, and the Elmore division of Affholder face sub-optimal backlog levels. At June 30, 2003, the Company eliminated all remaining Jacksonville Electric Authority term contract backlog due to changes in planned releases from the customer. These units will continue to confront the challenges posed by their backlog positions for the balance of the year.

BACKLOG

In addition to the Company's decision not to give specific earnings guidance for the third and fourth quarters of 2003, the Company has decided to discontinue voluntary disclosure of backlog balances for the remainder of the year. See preceding paragraph for narrative commentary on the Company's backlog situation.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2003 totaled $117.6 million, an increase of $42.2 million from the December 31, 2002 balance of $75.4 million. Continuing operations contributed $29.2 million in operating cash flow during the first six months of 2003, with working capital changes comprising $8.5 million of this amount. This is a 76.0% increase compared to operating cash flow from continuing operations of $16.6 million in the first six months of 2002. Operating cash flow benefited from accelerated collections during the second quarter, specifically in the tunneling segment where production on large projects began generating strong cash flow. These receivables had been classified as costs in excess of billings in recent prior quarters. Discontinued operations used $1.3 million of cash in the first six months of 2003 compared to a contribution of $1.8 million in the first six months of 2002.

The Company decreased spending on investing activities by 72.2% in the first half of 2003 to $4.6 million from $16.5 million in the first six months of 2002. Decreased capital asset acquisitions and the purchase of Elmore in the second quarter of 2002 were the primary reasons for the difference. The Company spent $5.7 million on capital assets during the first half of 2003 compared to $11.6 million in the first half of 2002, a 50.4% decline in spending. However, due to the planned expansion of the Company's manufacturing facility in Batesville, Mississippi, the Company expects an increase in capital expenditures for the second half of the year, resulting in total capital expenditures for the year ending December 31, 2003 that are consistent with recent years. The Company spent $0.3 million in purchasing certain identifiable assets from Sewer Services, Ltd. in the first half of 2003 while it paid $8.5 million for Elmore last year. The Company received $18.0 million in cash from financing activities in the first six months of 2003, up significantly from the use of $13.0 million in the first half of 2002. The primary cause of the increase in cash from financing activities was $65 million provided by the Company's new Senior Notes issued during the second quarter of 2003. Additionally, the Company paid down its long-term debt by $19.3 million and paid $25.8 million towards the line of credit in the six months ended June 30, 2003.

The Company did not purchase shares of its own stock in the second quarter of 2003 due to overlapping blackout periods. During the second quarter of 2002, the Company purchased 100,000 shares of its stock. During the first six months of 2003, the Company has purchased 110,000 shares of its own stock for $1.4 million compared to 200,000 repurchased shares in the first six months of 2002 for $4.4 million. On a cumulative basis, the Company has spent $74.0 million to repurchase 3,919,615 shares through June 30, 2003 since the inception of the stock repurchase program originally authorized in 1998. In April 2003, the Company indefinitely extended its repurchase program, which was due to expire in June 2003. Repurchased shares are held as treasury stock until reissued.

Trade receivables and retainage totaled $112.7 million at June 30, 2003, up 5.7% from December 31, 2002 trade receivables and retainage of $106.7 million. The increase is primarily a result of the movement of unbilled receivables to trade receivables in the tunneling segment based on production cycle. Based on the percentage of completion method of revenue recognition, typically, work is started on large jobs and substantial costs are incurred with no revenue recognized, as was the case on three large tunneling jobs in Dallas, Chicago, and St. Louis in late 2002. As production continues, these revenues are generated and the receivable is moved into trade receivables. The tunneling segment has also seen accelerated collection of much of these receivables as well. This is evident in the fact that costs and estimated earnings in excess of billings in the tunneling segment decreased 68.1% from December 31, 2002 to $6.9 million at June 30, 2003. On a consolidated basis, costs and estimated earnings in excess of billings were down 34.7% to $24.0 million at June 30, 2003 from $36.7 million at December 31, 2002.

Effective March 27, 2003, the Company entered into a new three-year bank revolving credit facility (the "Credit Agreement") to replace its expiring bank credit facility. This new facility provides the Company with borrowing capacity of up to $75 million. The quarterly commitment fee ranges from 0.2% to 0.3% per annum on the unborrowed balance depending on the leverage ratio determined as of the last day of the Company's preceding fiscal quarter. At the Company's option, the interest rates will be either (i) the LIBOR plus an additional percentage that varies from 0.75% to 1.5% depending on the leverage ratio or (ii) the higher of (a) the prime rate or (b) the federal funds rate plus 0.50%. The Company paid $40 million in principal towards the line of credit facility during the second quarter of 2003. At June 30, 2003, the Company had unused committed bank credit facilities under the Credit Agreement totaling $68.7 million and the commitment fee was 0.20%. The remaining $6.3 million was utilized for non-interest bearing letters of credit, the majority of which was collateral for insurance. As of June 30, 2003, there was no borrowing on the credit facility and therefore there is no applicable interest rate as rates are determined on the borrowing date.

Under the Credit Agreement, the Company has certain debt covenant provisions that require, among other things, a minimum fixed charge coverage ratio of 1.1 and a maximum leverage ratio of 2.25. The fixed charge coverage ratio was 1.34 at June 30, 2003 and 1.45 at March 31, 2003. The leverage ratio was 2.02 and
1.03 at June 30 and March 31, 2003, respectively. If the Company's net income from continuing operations drops below $25 million for a twelve-month period, the Company will be at risk of violating one, or both, of these covenant restrictions. At June 30, 2003, the Company was in compliance with all debt covenants under the Credit Agreement.

The Company's Senior Notes, Series A, due February 14, 2007, bear interest, payable semi-annually in August and February of each year, at the rate per annum of 7.88%. Each year, from February 2004 to February 2007, inclusive, the Company will be required to make principal payments of $15.7 million, together with an equivalent payment at maturity. On June 30, 2003, the principal amount of Senior Notes, Series A, outstanding was $62.9 million.

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

The note purchase agreements pursuant to which the Senior Notes, Series A and Series 2003-A, were issued, and the Credit Agreement, obligate the Company to comply with certain financial ratios and restrictive covenants that, among other things, place limitations on operations and sales of assets by the Company or its subsidiaries, limit the ability of the Company to incur further secured indebtedness and liens and of subsidiaries to incur indebtedness, and, in the event of default, limit the ability of the Company to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock. At June 30, 2003, the Company was in compliance with all debt covenants under the note purchase agreements.

The Company believes it has adequate resources and liquidity to fund future cash requirements for working capital, capital expenditures and debt repayments with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets.

On May 27, 2003, the Company granted 57,300 shares of restricted stock to executives and key employees. The grant of restricted stock to executives is contingent on meeting performance goals over a one-year period, and all restricted stock is generally subject to a three-year service term before vesting. The grant date fair value of these shares was $0.9 million. The value of the restricted stock grant was added to additional paid-in capital at the grant date, and an equal amount was established in unearned restricted stock compensation. All restricted shares are expensed as compensation through the service restriction term. On July 22, 2003, Anthony W. (Tony) Hooper resigned as Chairman of the Board and Chief Executive Officer. Consequently, Mr. Hooper forfeited 21,900 shares of restricted stock.

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

The following table provides a summary of the Company's financial obligations and commercial commitments as of June 30, 2003 (in thousands). This table includes cash obligations related to principal outstanding under existing debt arrangements and operating leases.

                                                                PAYMENTS DUE BY PERIOD
                                            REMAINING
Cash Obligations*                 TOTAL        2003         2004         2005         2006         2007      THEREAFTER
-----------------                 -----        ----         ----         ----         ----         ----      ----------
Long-term debt**                $134,270      $2,477      $16,994      $16,730      $16,582      $16,454      $65,033
Line of credit facility***            --          --           --           --           --           --           --
Operating leases                  38,589       6,513        9,877        6,587        4,578        3,963        7,071
                                --------      ------      -------      -------      -------      -------      -------
Total contractual cash
  obligations                   $172,859      $8,990      $26,871      $23,317      $21,160      $20,417      $72,104
                                ========      ======      =======      =======      =======      =======      =======

*Cash obligations herein are not discounted and do not include related interest. See Notes 10 and 11 to the Consolidated Financial Statements regarding commitments and contingencies and debt issued, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 12 to the Consolidated Financial Statements for discussion of new accounting pronouncements and their impact on the Company.

MARKET RISK

The Company is exposed to the effect of interest rate changes and foreign currency fluctuations. Due to the immateriality of potential impacts from changes in these rates, the Company does not use derivative contracts to manage these risks.

INTEREST RATE RISK

The fair value of the Company's cash and short-term investment portfolio at June 30, 2003 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, is not material.

The Company's objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, the Company maintains fixed rate debt as a percentage of its net debt in a percentage range set by policy. The impact to earnings and cash flows from a hypothetical 10% decrease in the Company's debt specific borrowing rates at June 30, 2003 was not material.

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

MANAGEMENT CHANGES

Effective April 1, 2003, Thomas S. Rooney, Jr. was named President and Chief Operating Officer, reporting to Anthony W. (Tony) Hooper, who remained Chairman of the Board and Chief Executive Officer. Effective July 22, 2003, Anthony W.
(Tony) Hooper resigned as Chairman of the Board and Chief Executive Officer. Effective on that same date, the Company's board of directors named Thomas S. Rooney, Jr. as Chief Executive Officer. Mr. Rooney retained the responsibilities of his previous position and was elected as a new member to the board of directors. The Company expects to record associated severance costs of approximately $1.2 million during the third quarter of 2003.

Also effective July 22, 2003, Alfred L. Woods, an independent member of the Company's board of directors, was elected non-executive Chairman of the Board. Mr. Woods has been an independent member of Insituform's board since 1997. He has served as chair of the Corporate Governance & Nominating Committee and as a member of the Compensation Committee. He is president of Woods Group, a management consulting company based in Williamsburg, Virginia.

Effective July 31, 2003, Carroll W. Slusher resigned his position as the Company's Vice President - North America.

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

ITEM 4.   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that as of June 30, 2003, the Company's disclosure controls and procedures were adequate and designed to provide reasonable assurance that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

There were no changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes since the filing of the Company's Form 10-Q for the period ended March 31, 2003.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 29, 2003, stockholders elected the following persons as directors of the Company:

                                                                       WITHHOLD
                                                         FOR           AUTHORITY
                                                         ---           ---------
     Robert W. Affholder                             25,429,555         124,040
     Paul A. Biddelman                               25,404,948         148,647
     Stephen P. Cortinovis                           25,430,538         123,057
     John P. Dubinsky                                25,406,038         147,557
     Juanita H. Hinshaw                              25,405,828         147,767
     Anthony W. Hooper                               25,357,423         196,172
     Thomas N. Kalishman                             25,430,029         123,566
     Sheldon Weinig                                  25,404,198         149,397
     Alfred L. Woods                                 25,430,076         123,519

In addition, at the Company's Annual Meeting of Stockholders, stockholders voted in favor of the following proposals:

                                                                      WITHHOLD
                                                        FOR           AUTHORITY         ABSTAIN
                                                        ---           ---------         -------
     Approve and adopt amendment to and              24,525,441         614,257          413,897
     restatement of the 2001 Non-Employee
     Director Equity Incentive Plan (1)
     Approve and adopt amendment to and              20,379,744       4,771,737          402,114
     restatement of the 2001 Employee Equity
     Incentive Plan (2)

(1) The amendment and restatement of the 2001 Non-Employee Director Equity Incentive Plan expanded the terms of the plan to permit the award of stock units to non-employee directors.

(2) The amendment and restatement of the 2001 Employee Equity Incentive Plan increased the number of shares available for issuance under the plan from 1,000,000 to 2,000,000.

There were no broker non-votes at this year's Annual Meeting of Stockholders.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the annexed Index to Exhibits.

          (b) On April 25, 2003, the Company filed a Current Report on Form 8-K, under Item 9 and pursuant to Item 12, to provide the Company's earnings release, dated April 24, 2003, announcing its financial results for the fiscal quarter ended March 31, 2003. The Company also filed a Current Report on Form 8-K on May 1, 2003, under Item 9 and pursuant to Item 12, to provide a transcript of its April 25, 2003 conference call held to announce and discuss its financial results for the fiscal quarter ended March 31, 2003.

          On June 19, 2003, the Company filed a Current Report on Form 8-K, under Item 9, to provide the Company's press release, dated June 19, 2003, announcing an agreement to acquire the rehabilitation business of Insituform East, Inc. On July 14, 2003, the Company filed a Current Report on Form 8-K, under Item 9 and pursuant to Item 12, to provide the Company's press release, dated July 9, 2003, announcing that it lowered its guidance for the second quarter of 2003, and to provide a transcript of the Company's July 10, 2003 conference call held to announce and discuss that it lowered its guidance for the second quarter of 2003. On July 24, 2003, the Company filed a Current Report on Form 8-K, under Item 5, regarding the issuance of the Company's press release, dated July 22, 2003, concerning the election of Thomas S. Rooney, Jr., President and Chief Operating Officer, as Chief Executive Officer and a member of the board of directors, and the election of Alfred L. Woods, an independent member of the Company's board of directors, as Non-executive Chairman of the Board. The Company also filed a Current Report on Form 8-K on July 30, 2003, under Item 12, to provide the Company's press release, dated July 24, 2003, announcing its financial results for the fiscal quarter ended June 30, 2003, and to provide a transcript of the Company's July 25, 2003 conference call held to announce and discuss its financial results for the fiscal quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INSITUFORM TECHNOLOGIES, INC.




August 14, 2003                          /s/ Joseph A. White
                                    ------------------------------------------
                                    Joseph A. White
                                    Vice President - Chief Financial Officer
                                    Principal Financial and Accounting Officer

                                INDEX TO EXHIBITS

3.1   Amended and Restated By-Laws of the Company, as amended through July 22,
      2003.

10.1 Executive Separation Agreement and Release effective as of July 22, 2003 by and between the Company and Anthony W. Hooper. (1)

10.2 Employee Separation Agreement and Release effective as of July 1, 2003 by and between the Company and Carroll W. Slusher. (1)

31.1 Certification of Thomas S. Rooney, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Joseph A. White pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Thomas S. Rooney, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Joseph A. White pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------------------

(1)           Management contract or compensatory plan or arrangement.