Form 10-Q
period 2003-09-30
INSITUFORM TECHNOLOGIES INC
filed 2003-11-14
CIK 353020

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

Commission file number  #0-10786


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

                                   Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at November 7, 2003
-----------------------------------------   -----------------------------------
  Class A Common Stock, $.01 par value             26,457,080 Shares

                                      INDEX

                                                                                                   Page No.
                                                                                                   --------
Part I        Financial Information:

              Item 1.   Financial Statements (unaudited):

                        Consolidated Statements of Income......................................        3

                        Consolidated Balance Sheets............................................        4

                        Consolidated Statements of Cash Flows..................................        5

                        Notes to Consolidated Financial Statements.............................        6

              Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations....................................       13

              Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............       19

              Item 4.   Controls and Procedures................................................       19

Part II       Other Information:

              Item 1.   Legal Proceedings......................................................       20

              Item 6.   Exhibits and Reports on Form 8-K.......................................       20

Signatures.....................................................................................       21

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                          2003          2002          2003          2002
                                                        ---------------------------------------------------
REVENUES                                                $ 117,360     $ 125,523     $ 365,486     $ 355,187
COST OF REVENUES                                           89,941        92,765       280,531       262,543
                                                        ---------------------------------------------------
GROSS PROFIT                                               27,419        32,758        84,955        92,644
     Selling, general and administrative                   19,909        17,720        55,974        52,134
     Restructuring charges                                   (261)        2,458          (261)        2,458
     Impairment charges                                         -         3,499             -         3,499
                                                        ---------------------------------------------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE                  19,648        23,677        55,713        58,091
OPERATING INCOME                                            7,771         9,081        29,242        34,553
OTHER (EXPENSE) INCOME:
     Interest expense                                      (2,391)       (2,103)       (5,763)       (5,935)
     Other                                                    331         1,736           573         2,520
                                                        ---------------------------------------------------
TOTAL OTHER EXPENSE                                        (2,060)         (367)       (5,190)       (3,415)
                                                        ---------------------------------------------------
INCOME BEFORE TAXES ON INCOME                               5,711         8,714        24,052        31,138
TAXES ON INCOME                                             2,228         3,326         9,381        11,921
                                                        ---------------------------------------------------
INCOME BEFORE MINORITY INTERESTS, EQUITY IN EARNINGS
     AND DISCONTINUED OPERATIONS                            3,483         5,388        14,671        19,217
MINORITY INTERESTS                                            (84)          (56)         (144)         (124)
EQUITY IN EARNINGS OF AFFILIATED COMPANIES                    101           333           201           715
                                                        ---------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                           3,500         5,665        14,728        19,808
LOSS FROM DISCONTINUED OPERATIONS                            (215)         (788)         (231)       (3,317)
                                                        ---------------------------------------------------
NET INCOME                                              $   3,285     $   4,877     $  14,497     $  16,491
                                                        ===================================================

EARNINGS PER SHARE OF COMMON STOCK AND COMMON
     STOCK EQUIVALENTS:

     Basic:
         Income from continuing operations              $    0.13     $    0.21     $    0.56     $    0.75
         Discontinued operations                            (0.01)        (0.03)        (0.01)        (0.13)
         Net income                                          0.12          0.18          0.55          0.62

     Diluted:
         Income from continuing operations              $    0.13     $    0.21     $    0.56     $    0.74
         Discontinued operations                            (0.01)        (0.03)        (0.01)        (0.12)
         Net income                                          0.12          0.18          0.55          0.62

          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   SEPTEMBER 30, 2003        DECEMBER 31, 2002
                                                                                   -------------------------------------------
ASSETS
     CURRENT ASSETS
         Cash and cash equivalents, including restricted cash of
           $8,442 and $3,985, respectively                                              $  98,907                $  75,386
         Receivables, net                                                                  85,674                   82,962
         Retainage                                                                         23,398                   23,726
         Costs and estimated earnings in excess of billings                                31,846                   36,680
         Inventories                                                                       13,065                   12,402
         Prepaid expenses and other assets                                                 15,056                   13,586
         Assets related to discontinued operations                                          3,884                    7,909
                                                                                        ----------------------------------
     TOTAL CURRENT ASSETS                                                                 271,830                  252,651
                                                                                        ----------------------------------
     PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation                          73,382                   71,579
                                                                                        ----------------------------------
     OTHER ASSETS
         Goodwill                                                                         135,005                  131,032
         Other assets                                                                      17,449                   17,751
                                                                                        ----------------------------------
     TOTAL OTHER ASSETS                                                                   152,454                  148,783
                                                                                        ----------------------------------

TOTAL ASSETS                                                                            $ 497,666                $ 473,013
                                                                                        ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Current maturities of long-term debt and line of credit                        $  16,900                $  49,360
         Accounts payable and accrued expenses                                             66,762                   69,776
         Billings in excess of costs and estimated earnings                                 6,011                    5,992
         Liabilities related to discontinued operations                                       891                    3,293
                                                                                        ----------------------------------
     TOTAL CURRENT LIABILITIES                                                             90,564                  128,421
                                                                                        ----------------------------------
     LONG-TERM DEBT, less current maturities                                              114,276                   67,014
     OTHER LIABILITIES                                                                      3,069                    3,530
                                                                                        ----------------------------------
     TOTAL LIABILITIES                                                                    207,909                  198,965
                                                                                        ----------------------------------
     MINORITY INTERESTS                                                                     1,361                    1,430
                                                                                        ----------------------------------
     COMMITMENTS AND CONTINGENCIES (NOTE 10)

     STOCKHOLDERS' EQUITY
         Preferred stock, undesignated, $.10 par - shares authorized
           1,400,000; none outstanding                                                          -                        -
         Series A Junior Participating Preferred stock, $.10 par - shares
           authorized 600,000; none outstanding                                                 -                        -
         Common stock, $.01 par - shares authorized 60,000,000;
           shares outstanding 26,457,080 and 26,558,165                                       288                      288
         Unearned restricted stock compensation                                              (538)                       -
         Additional paid-in capital                                                       134,370                  132,820
         Retained earnings                                                                209,300                  194,803
         Treasury stock - 2,357,464 and 2,218,273 shares                                  (51,596)                 (49,745)
         Accumulated other comprehensive loss                                              (3,428)                  (5,548)
                                                                                        ----------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                           288,396                  272,618
                                                                                        ----------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 497,666                $ 473,013
                                                                                        ==================================

          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                          FOR THE NINE MONTHS
                                                                                                          ENDED SEPTEMBER 30,
                                                                                                           2003         2002
                                                                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                                               $ 14,497     $ 16,491
     Loss from discontinued operations                                                                        231        3,317
                                                                                                         --------     --------
INCOME FROM CONTINUING OPERATIONS                                                                          14,728       19,808
                                                                                                         --------     --------
ADJUSTMENTS TO RECONCILE NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation                                                                                          11,213       10,861
     Amortization                                                                                           1,005        1,099
     Deferred income taxes                                                                                    (30)          61
     Gain on sale of investment                                                                                 -       (1,225)
     Other (gain) loss on asset sales                                                                         518         (551)
     Income from equity investments                                                                          (201)        (715)
     Impairment of intangibles                                                                                  -        3,499
     Restructuring charge                                                                                    (261)       2,458
     Other                                                                                                  2,181          (16)
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF PURCHASED BUSINESSES:
     Receivables, including costs and estimated earnings in excess of billings and retainage                2,451       (1,442)
     Inventories                                                                                             (415)          82
     Prepaid expenses and other assets                                                                     (3,693)      (2,388)
     Accounts payable, accrued expenses and billings in excess of costs and estimated earnings             (1,065)      (9,614)
                                                                                                         --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                                         26,431       21,917
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS                                (1,558)       1,718
                                                                                                         --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                  24,873       23,635
                                                                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                                 (12,573)     (18,174)
     Proceeds from sale of fixed assets                                                                       780        1,605
     Proceeds from sale of investment                                                                           -        1,920
     Proceeds from sale of businesses (discontinued operations)                                                 -        4,065
     Purchases of businesses, net of cash acquired                                                         (6,337)      (8,459)
     Other investing activities                                                                             1,406         (372)
                                                                                                         --------     --------
NET CASH USED IN INVESTING ACTIVITIES                                                                     (16,724)     (19,415)
                                                                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                                   557        1,637
     Purchases of treasury stock                                                                           (1,597)      (4,850)
     Principal payments on long-term debt                                                                 (22,734)     (19,959)
     Issuance of long-term debt                                                                            65,000            -
     Increase (decrease) in line of credit                                                                (25,835)      10,052
     Deferred financing charges                                                                              (692)           -
                                                                                                         --------     --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                           14,699      (13,120)
                                                                                                         --------     --------
Effect of exchange rate changes on cash                                                                       673          913
                                                                                                         --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                                        23,521       (7,987)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                             75,386       74,649
                                                                                                         --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                 $ 98,907     $ 66,662
                                                                                                         =========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
     Interest expense                                                                                    $  5,859     $  7,353
     Income taxes                                                                                           8,425       12,083
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Notes receivable on sale of business (discontinued operations)                                      $      -     $  3,500
     Liabilities established in connection with business acquisitions                                           -        1,690
     Amounts due to the Company settled in business acquisitions                                                -        2,300
     Note payable recovered in settlement                                                                   5,350            -
     Accrued interest recovered in settlement                                                                 557            -
     Treasury stock recovered in settlement                                                                   254            -

          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

1.       GENERAL

         In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's unaudited consolidated balance sheets as of September 30, 2003 and December 31, 2002 and the unaudited consolidated statements of income and cash flows for the three and nine months ended September 30, 2003 and 2002. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 2002 Annual Report on Form 10-K.

         The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

2.       STOCK-BASED COMPENSATION

         At September 30, 2003, the Company had two plans under which equity incentives may be granted. On May 29, 2003, shareholders approved an increase in the number of shares available under the 2001 Employee Equity Incentive Plan from 1,000,000 to 2,000,000. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. No compensation expense from stock options was reflected in the net income for the quarters ended September 30, 2003 and 2002, respectively, as all options granted during these and other time periods had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," to stock-based compensation (in thousands, except share data):

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                2003          2002          2003         2002
                                              --------------------------------------------------
Net income - as reported                      $  3,285      $  4,877      $ 14,497      $ 16,491
Deduct: Total stock-based compensation
  expense determined under fair value
  method for all awards, net of related
  tax effects                                     (966)       (1,241)       (3,415)       (4,817)
                                              --------------------------------------------------
Pro forma net income                          $  2,319      $  3,636      $ 11,082      $ 11,674
                                              ==================================================

Basic earnings per share:
  As reported                                 $   0.12      $   0.18      $   0.55      $   0.62
  Pro forma                                       0.09          0.14          0.42          0.44
Diluted earnings per share:
  As reported                                     0.12          0.18          0.55          0.62
  Pro forma                                       0.09          0.14          0.42          0.44

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

         On May 27, 2003, the Company granted 57,300 shares of restricted stock to executives and key employees. The grant of restricted stock to executives is contingent on meeting performance goals over a one-year period, and all restricted stock is generally subject to a three-year service term before vesting. The grant date fair value of these shares was $0.9 million. The value of the restricted stock grant was added to additional paid-in capital at the grant date and an equal amount was established in unearned restricted stock compensation. All shares subject to performance restrictions are revalued at each reporting date to reflect the then current market price of the Company's stock. Revaluations are treated as a change in accounting estimate and accounted for prospectively with an appropriate increase or decrease to additional paid-in capital, unearned restricted stock compensation and a current period adjustment in compensation expense. All restricted shares are expensed as compensation through the service restriction term. Compensation expense related to restricted stock grants was $35 thousand and $68 thousand for the three and nine months ended September 30, 2003, respectively. There were no shares of restricted stock outstanding in 2002.

         On July 22, 2003, Anthony W. (Tony) Hooper resigned as Chairman of the Board and Chief Executive Officer. Consequently, Mr. Hooper forfeited 21,900 shares of restricted stock. As a result, the unearned restricted stock balance was reduced by approximately $0.4 million, which represents the recorded value of the restricted shares at his departure on July 22, 2003. The Company recorded associated severance costs of $1.2 million during the third quarter of 2003.

3.       BUSINESS ACQUISITIONS

         Effective May 1, 2002, the Company acquired the business and certain assets and liabilities of Elmore Pipe Jacking, Inc. ("Elmore") for approximately $12.5 million. Elmore was a regional provider of trenchless tunneling, microtunneling, segmented lining and pipe jacking services in the western United States. The purchase price included $8.5 million in cash, settlement of $2.3 million of debt owed by Elmore to the Company, and the assumption of an additional $1.7 million of liabilities, of which $0.2 million was interest-bearing and the remainder, including covenants not to compete, owed to the former owners of the Elmore assets. The purchase price was allocated to assets acquired and liabilities assumed based on their respective fair values at the date of acquisition and resulted in goodwill of $8.9 million. The Company's results reflect the operation of Elmore's former assets from the date of acquisition. The Elmore acquisition added $2.4 million of revenues and $0.8 million of operating loss in the tunneling segment for the third quarter of 2003, with the resulting revenues and operating loss for the first nine months of 2003 equaling $9.4 million and $5.9 million, respectively. In the three months ended September 30, 2002, Elmore generated $6.1 million in revenues and $0.2 million of operating loss. For the period May 1 to September 30, 2002, Elmore accounted for $10.3 million of revenue and approximately $30 thousand of operating income. Pro forma information relative to the quarter and nine months ended September 30, 2002 is immaterial and has not been presented relative to the Elmore acquisition.

         Effective September 5, 2003, the Company acquired the business and certain assets of Insituform East, Inc. ("East") for $5.5 million. Insituform East, Inc. was the final remaining independent licensee of the Insituform(R) cured-in-place pipe ("CIPP") and NuPipe(R) fold and form processes in North America. Certain selected assets such as equipment, inventory, backlog, licenses and an option to purchase certain additional assets were included in the acquisition. The Company exercised its option to purchase additional assets from East for $0.7 million. The purchase price for both the original purchase and the subsequent purchase of assets was paid entirely in cash. The purchase price has been preliminarily allocated to assets acquired based on their respective fair values at the date of acquisition and resulted in goodwill of $3.5 million. This preliminary allocation is subject to review based on the completion of independent appraisals in the fourth quarter of 2003. The Company's results reflect the operations of East's former assets from the date of acquisition. The East acquisition added $0.5 million in revenues and negligible operating income and net income in the rehabilitation segment from September 5, 2003 through September 30, 2003. Pro forma information is immaterial and has not been presented relative to the East acquisition.

4.       DISCONTINUED OPERATIONS

         In 2001, the Company made the decision to sell certain operations acquired in the Kinsel Industries, Inc. ("Kinsel") acquisition. Accordingly, the Company classified as discontinued the wastewater treatment plant, commercial construction and highway operations acquired as part of the Kinsel acquisition. These operations were not consistent with the Company's operating strategy of providing differentiated trenchless rehabilitation and tunneling services. The Company completed the sale of the wastewater treatment plant operations effective January 1, 2002. The Company received $1.5 million in cash and a $2.0 million note for a total sale price of $3.5 million, resulting in a slight loss on the sale. During the third quarter of 2002, the Company sold the heavy highway construction business for $2.6 million in cash and $1.5 million in notes, resulting in a pre-tax gain of $1.5 million, or $0.9 million after-tax. The Company completed the sale of certain assets and contracts of the Kinsel highway maintenance business during the fourth quarter of 2002 for certain assumed liabilities, $1.4 million in cash and a $1.5 million subordinated note, with no material gain or loss on the sale. Pursuant to the terms of the sale agreements described above, the Company retained responsibility for some uncompleted jobs, which has resulted in the absorption of additional trailing costs. This completes the disposition of all material assets classified as discontinued pursuant to the acquisition of Kinsel.

         The Company negotiated settlements, without litigation, during the first quarter of 2003 between the Company and the former Kinsel owners, and the Company and the purchasers of the wastewater treatment plant operations acquired from Kinsel. The Company made various claims against the former shareholders of Kinsel, arising out of the February 2001 acquisition of Kinsel and Tracks. Those claims were settled in March 2003 without litigation. Under the terms of the settlement, 18,891 shares of Company common stock and all of the promissory notes, totaling $5,350,000 in principal (together with all accrued and unpaid interest), issued to former Kinsel shareholders in connection with the acquisition, were returned to the Company from the claim collateral escrow account established at the time of the acquisition. The remaining 56,672 shares of Company common stock held in the escrow account were distributed to the former Kinsel shareholders. The settlement of the escrow account primarily related to matters associated with Kinsel operations that have been sold and presented as discontinued operations. In January 2003, the Company received notice of multiple claims, totaling more than $3.5 million, from the buyer of the former Kinsel wastewater treatment division. The claims, which were also settled in the first quarter of 2003, arose out of the January 2002 sale of the Kinsel wastewater treatment division and alleged the valuation of the assets sold was overstated. These settlements resulted in a $0.6 million after-tax non-operating gain in the results of continuing operations and a net after-tax $0.7 million gain in discontinued operations for the nine months ended September 30, 2003.

         As of September 30, 2003 and December 31, 2002, assets related to discontinued operations totaled $3.9 million and $7.9 million, respectively, and included $0.2 million and $0.7 million of unbilled receivables, respectively. Assets related to discontinued operations also included $0.6 million in retainage receivables, $0.2 million of trade receivables, $2.5 million of prepaid and other assets, and $0.4 million of fixed assets at September 30, 2003. Liabilities related to discontinued operations totaled $0.9 million and $3.3 million at September 30, 2003 and December 31, 2002, respectively. Discontinued operations will be substantially completed in the fourth quarter of 2003. The results of operations for the discontinued operations were as follows (in thousands):

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                    2003          2002        2003          2002
                                                  -----------------------------------------------
REVENUES:
    Wastewater treatment plant                    $      -      $     -     $      -      $     -
    Commercial construction and highway
     operations                                        437        4,034        2,588       20,904

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS:
    Wastewater treatment plant,
      net of tax expense (benefit)
      of $0, $0, $0, and $(348), respectively            -            -            -         (642)
    Commercial construction and highway
     operations, net of tax expense (benefit)
     of $(138), $(489), $(148), and $(1,052),
     respectively                                     (215)        (788)        (231)      (2,675)

5.       RESTRUCTURING

         In the third quarter of 2002, the Company recorded a pre-tax restructuring charge of $2.5 million ($1.5 million after-tax), $1.3 million of which was severance costs associated with the elimination of 75 salaried positions, primarily related to administrative and other overhead functions. An additional $1.2 million involved related decisions for information technology asset write-downs, lease cancellations, and disposal of certain identifiable fixed assets primarily at the corporate level. The remaining unused portion of this reserve, approximating $0.2 million, was reversed to income in the third quarter of 2003. As of September 30, 2003, there was no remaining liability on this restructuring.

         In the fourth quarter of 2001, the Company recorded a pre-tax restructuring charge of $4.1 million ($2.5 million after-tax), $0.9 million of which was severance costs associated with the elimination of 112 company-wide positions specifically identified as of December 31, 2001. An additional $3.2 million of the charge related to asset write-downs, lease cancellations and other costs associated with the closure of eight facilities in the United States and the disposal of the associated assets. The remaining portion of this reserve, approximating $27 thousand, was reversed to income in the third quarter of 2003. As of September 30, 2003, there was no remaining liability related to this restructuring.

         The following table illustrates each of the restructuring reserve components and the related balances at September 30, 2003 (in thousands):

                 BALANCE AT                                            CHARGED DURING                    BALANCE AT
                DECEMBER 31,     2002         CHARGED DURING          FIRST NINE MONTHS                 SEPTEMBER 30,
                  2001          RESERVE            2002                     OF 2003           REVERSED      2003
                -----------------------------------------------------------------------------------------------------
                                             CASH      NON-CASH        CASH      NON-CASH
                                           --------------------      --------------------
2001 RESERVE
Severance         $   844                  $   (844)   $      -      $      -    $      -    $      -     $      -
Equipment             616                      (122)       (237)         (104)       (153)          -            -
Facility            1,702                    (1,171)       (302)         (202)          -         (27)           -
                  ------------------------------------------------------------------------------------------------
Total             $ 3,162                  $ (2,137)   $   (539)     $   (306)   $   (153)   $    (27)    $      -
                  ================================================================================================

2002 RESERVE
Severance         $     -       $ 1,258    $   (465)   $      -      $   (559)   $      -    $   (234)    $      -
Equipment               -         1,200        (852)          -             -        (348)          -            -
                  ------------------------------------------------------------------------------------------------
Total             $     -       $ 2,458    $ (1,317)   $      -      $   (559)   $   (348)   $   (234)    $      -
                  ================================================================================================


6.       COMPREHENSIVE INCOME

         For the quarters ended September 30, 2003 and 2002, comprehensive income was $3.6 million and $5.9 million, respectively, with comprehensive income of $16.6 million and $17.8 million for the nine months ended September 30, 2003 and 2002, respectively. The Company's adjustment to net income to calculate comprehensive income consists solely of cumulative foreign currency translation adjustments of $0.3 million and $1.1 million for the quarters ended September 30, 2003 and 2002, respectively, and $2.1 million and $1.3 million for the nine months ended September 30, 2003 and 2002, respectively.

7.       SHARE INFORMATION

         Earnings per share have been calculated using the following share information:

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                     2003                2002
                                                                 --------------------------------
Weighted average number of common shares
  used for basic EPS                                              26,451,421           26,506,967
Effect of dilutive stock options and restricted stock                186,978              108,091
                                                                  -------------------------------
Weighted average number of common shares
  and dilutive potential common stock used in dilutive EPS        26,638,399           26,615,058
                                                                  ===============================

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                     2003                2002
                                                                  -------------------------------
Weighted average number of common shares
  used for basic EPS                                              26,475,029           26,534,329
Effect of dilutive stock options and restricted stock                118,320              228,614
                                                                  -------------------------------
Weighted average number of common shares
  and dilutive potential common stock used in dilutive EPS        26,593,349           26,762,943
                                                                  ===============================

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

     Financial information by segment is as follows (in thousands):

                                THREE MONTHS                  NINE MONTHS
                             ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                            2003           2002           2003          2002
                          -----------------------------------------------------
REVENUES
     Rehabilitation       $  89,456      $  96,601      $ 275,706     $ 281,395
     Tunneling               22,611         24,682         74,581        62,107
     TiteLiner                5,293          4,240         15,199        11,685
                          -----------------------------------------------------
TOTAL REVENUES            $ 117,360      $ 125,523      $ 365,486     $ 355,187
                          =====================================================

GROSS PROFIT
     Rehabilitation       $  22,005      $  25,963      $  70,478     $  76,348
     Tunneling                3,791          4,776          9,725        12,052
     TiteLiner                1,623          2,019          4,752         4,244
                          -----------------------------------------------------
TOTAL GROSS PROFIT        $  27,419      $  32,758      $  84,955     $  92,644
                          =====================================================

OPERATING INCOME
     Rehabilitation       $   5,090      $   5,155      $  22,493     $  25,668
     Tunneling                1,876          2,738          4,293         7,100
     TiteLiner                  805          1,188          2,456         1,785
                          -----------------------------------------------------
TOTAL OPERATING INCOME    $   7,771      $   9,081      $  29,242     $  34,553
                          =====================================================

9.       ACQUIRED INTANGIBLE ASSETS AND GOODWILL

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that certain intangible assets deemed to have an indefinite useful life, such as goodwill, should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS 142 was effective for fiscal periods beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002, at which time amortization of goodwill ceased and a transitional impairment test was performed. The annual impairment test for goodwill was performed in the fourth quarter of 2002. Management retained an independent party to perform a valuation of the Company's reporting units as of these dates and determined that no impairment of goodwill existed. The Company's 2003 annual impairment test of goodwill will be performed in the fourth quarter of 2003.

         Intangible assets were as follows (in thousands):

                                                   AS OF SEPTEMBER 30, 2003
                                                GROSS CARRYING    ACCUMULATED
                                                    AMOUNT        AMORTIZATION
                                                   ---------------------------
Amortized intangible assets:
    Patents                                        $ 13,943        $ (12,186)
    License agreements                                3,221           (2,002)
    Non-compete agreements                            4,677           (2,497)
                                                   -------------------------
Total                                              $ 21,841        $ (16,685)
                                                   =========================

Aggregate amortization expense:
    For quarter ended September 30, 2003                           $     353
    For nine months ended September 30, 2003                           1,005

Estimated amortization expense:
    For year ending December 31, 2003                              $   1,166
    For year ending December 31, 2004                                  1,072
    For year ending December 31, 2005                                    730
    For year ending December 31, 2006                                    725
    For year ending December 31, 2007                                    332

         Effective June 1, 2003, the Company completed the acquisition of the business of Sewer Services Ltd., a United Kingdom-based contractor specializing in the rehabilitation of man-entry pipes and culverts. The acquisition, with a purchase price of $0.4 million, resulted in an increase of $143 thousand in goodwill. Pro forma information relative to this acquisition was not considered material.

         Effective July 31, 2003, the Company purchased the remaining minority interest in Video Injection, Inc., a France-based company specializing in robotic pipe inspection. The purchase price was $0.5 million and resulted in $0.3 million of additional goodwill. Pro forma information relative to this acquisition was not considered material.

         Effective September 5, 2003, the Company completed the acquisition of the business of Insituform East, Inc., the last independent licensee of the Insituform(R) CIPP and NuPipe(R) fold and form processes in North America. The purchase price was $5.5 million and resulted in a $3.5 million increase in goodwill. Pro forma information relative to this acquisition was not considered material.

         The following represents a rollforward of goodwill from December 31, 2002 to September 30, 2003:

                                       REHABILITATION         TUNNELING        TOTAL
                                       ------------------------------------------------
Balance as of December 31, 2002          $  122,140           $   8,892      $  131,032
Addition - Sewer Services, Ltd.                 143                                 143
Addition - Video Injection, Inc.                285                                 285
Addition - Insituform East, Inc.              3,454                               3,454
Other                                            63                  28              91
                                         ----------------------------------------------
Ending balance                           $  126,085           $   8,920      $  135,005

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

         Guarantees

         The Company has entered into several contractual joint ventures to develop joint bids on contracts for its installation businesses, and for tunneling operations in the ordinary course of business. In these cases, the Company could be required to complete the partner's portion of the contract if the partner is unable to complete its portion. The Company is at risk for any amounts for which the Company itself could not complete the work and for which a third party contractor could not be located to complete the work for the amount awarded in the contract. The Company has not experienced material adverse results from such arrangements and foresees no future material adverse impact on financial position, results of operations or cash flows. As a result, the Company has not recorded a liability on the balance sheet associated with this risk.

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

11.      FINANCINGS

         Credit Facility

         Effective March 27, 2003, the Company entered into a new three-year bank revolving credit facility to replace its expiring bank credit facility. This new facility provides the Company with borrowing capacity of up to $75 million. The quarterly commitment fee ranges from 0.2% to 0.3% per annum on the unborrowed balance depending on the leverage ratio determined as of the last day of the Company's preceding fiscal quarter. At the Company's option, the interest rates will be either (i) the LIBOR plus an additional percentage that varies from 0.75% to 1.5% depending on the leverage ratio or (ii) the higher of (a) the prime rate or (b) the federal funds rate plus 0.50%. As of September 30, 2003, there was no borrowing on the credit facility and therefore there is no applicable interest rate as rates are determined on the borrowing date. The available balance was $69.8 million and the commitment fee was 0.20%. The remaining $5.2 million was used for non-interest bearing letters of credit, the majority of which was collateral for insurance. The Company generally uses the credit facility for short-term borrowings and discloses amounts outstanding as a current liability.

         Senior Notes

         The Company's Senior Notes, Series A, due February 14, 2007, bear interest, payable semi-annually in August and February of each year, at the rate per annum of 7.88%. Each year, from February 2004 to February 2007, inclusive, the Company will be required to make principal payments of $15.7 million, together with an equivalent payment at maturity. On September 30, 2003, the principal amount of Senior Notes, Series A, outstanding was $62.9 million.

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

         Debt Covenant Compliance

         At September 30, 2003, the Company was in compliance with all debt covenants. If the Company's net income from continuing operations drops below approximately $7.4 million in the fourth quarter of 2003, the Company will violate its covenants. The Company may violate covenants in the fourth quarter or early in 2004 and has begun discussions with its lenders regarding waivers or covenant modifications.

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

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. This interpretation incorporates and supercedes the guidance set forth in Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements." It requires the consolidation of variable interests into the financial statements of a business enterprise if that enterprise holds a controlling financial interest via other means than the traditional voting majority. The requirements of FIN 46 are effective immediately for variable interest entities created after January 31, 2003 and thereafter, or the first reporting period after December 15, 2003 for variable interest entities for which an enterprise holds a variable interest that it acquired prior to February 1, 2003. The Company is evaluating FIN 46 relative to its equity investments, joint venture agreements and lease agreements, among other things.

13.      SUBSEQUENT EVENT

         Effective November 1, 2003, the Company acquired the remaining 50% share of its Swiss joint venture, Ka-Te Insituform AG, along with selected assets and business of the former joint venture partner's robotic repair division for an initial cash price of $2.2 million. Net of related party debt due to the joint venture and split of accrued employee liabilities (holiday and overtime entitlements), the cash paid at closing to the former joint venture partner was approximately $0.5 million. Approximately $73 thousand will remain in escrow to the satisfactory completion of contractual work in progress at closing. The deal also calls for an earnout arrangement over the next three years, beginning with calendar year 2004, based on achievement of selected earnings targets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and results of operations during the periods included in the accompanying consolidated financial statements. See the discussion of the Company's critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2002; there have been no changes to these policies during the quarter and nine months ended September 30, 2003.

RESULTS OF OPERATIONS - Three and Nine Months Ended September 30, 2003 and 2002

The following table highlights the results for each of the segments and periods presented (in thousands):

                                       THREE MONTHS ENDED                                   NINE MONTHS ENDED
                                       SEPTEMBER 30, 2003                                   SEPTEMBER 30, 2003
                                    GROSS           GROSS    OPERATING                     GROSS          GROSS     OPERATING
                    REVENUES        PROFIT         PROFIT %   INCOME       REVENUES        PROFIT        PROFIT %    INCOME
                   ---------------------------------------------------     --------------------------------------------------
Rehabilitation     $   89,456     $   22,005        24.6%    $   5,090     $  275,706     $   70,478        25.6%   $  22,493
Tunneling              22,611          3,791        16.8%        1,876         74,581          9,725        13.0%       4,293
TiteLiner               5,293          1,623        30.7%          805         15,199          4,752        31.3%       2,456
                   ---------------------------------------------------     --------------------------------------------------
                   $  117,360     $   27,419        23.4%    $   7,771     $  365,486     $   84,955        23.2%   $  29,242
                   ---------------------------------------------------     --------------------------------------------------

                                       THREE MONTHS ENDED                                   NINE MONTHS ENDED
                                       SEPTEMBER 30, 2003                                   SEPTEMBER 30, 2003
                                    GROSS           GROSS    OPERATING                     GROSS          GROSS     OPERATING
                    REVENUES        PROFIT         PROFIT %   INCOME       REVENUES        PROFIT        PROFIT %    INCOME
                   ---------------------------------------------------     --------------------------------------------------
Rehabilitation     $   96,601     $   25,963        26.9%     $  5,155     $  281,395     $   76,348        27.1%    $ 25,668
Tunneling              24,682          4,776        19.4%        2,738         62,107         12,052        19.4%       7,100
TiteLiner               4,240          2,019        47.6%        1,188         11,685          4,244        36.3%       1,785
                   ---------------------------------------------------     --------------------------------------------------
                   $  125,523     $   32,758        26.1%     $  9,081     $  355,187     $   92,644        26.1%    $ 34,553
                   ---------------------------------------------------     --------------------------------------------------

Consolidated revenues from continuing operations were $117.4 million in the third quarter of 2003, a decrease of 6.5% from $125.5 million in the third quarter of 2002. Third quarter 2003 rehabilitation revenues decreased $7.1 million, or 7.4%, to $89.5 million, tunneling revenues decreased $2.1 million, or 8.4%, to $22.6 million, and TiteLiner revenues increased $1.1 million, or 24.9% to $5.3 million compared to the third quarter of 2002. Rehabilitation revenues decreased due to the decline in productivity of product lines acquired with Kinsel Industries, Inc. ("Kinsel"), which suffered a 20% decline in volume from year-ago levels largely due to the cancellation of one large project. In addition, two regions within the domestic rehabilitation business generated revenues well below year-ago levels. The decrease in rehabilitation revenues in North America in the third quarter of 2003 was partially offset by a $2.4 million, or 20.7%, increase in rehabilitation revenues in Europe. Tunneling revenues decreased compared to the third quarter of 2002 due to a low volume of work available in the Elmore division. Elmore volume was 60% and 9% lower in the third quarter and the first nine months of 2003, respectively, compared to the same periods in 2002. Tunneling revenues in the Affholder division were $1.6 million and $13.4 million higher in the third quarter and first nine months of 2003, respectively. However, work delays caused tunneling revenues to fall below expectations in the third quarter of 2003. TiteLiner revenues were higher for the third quarter and nine months ended 2003 compared to the same periods in 2002 due to higher order activity in late 2002 and continuing into 2003.

Cost of revenues decreased 3.0% in the third quarter of 2003 to $89.9 million from $92.8 million in the third quarter of 2002. The decrease in cost of revenues in the third quarter of 2003 was due to lower variable costs as a result of lower volume. The decreases in cost of revenues in the third quarter were partially offset by increases in healthcare claims and employee costs as well as costs associated with under-absorbed equipment due to crew downtime. Year-to-date, cost of revenues increased 6.9% to $280.5 million in the first nine months of 2003 compared to $262.5 million in the same period of 2002. Higher than expected casualty, workers compensation and healthcare claims impacted cost of revenues in all segments compared to the first nine months of 2002, and inventory and equipment write-offs associated with obsolete small-diameter installation methods increased the cost of revenues in rehabilitation during the first nine months of 2003 compared to the same period in 2002. Poor performance on specific identifiable projects and in some regions in domestic rehabilitation operations during the first nine months of 2003 resulted in crew downtime and excessive costs. Additional unanticipated costs were incurred during the first nine months of 2003 on some of the contracts acquired with the Elmore division, increasing the cost of revenues in the tunneling segment.

Gross profit from continuing operations was $27.4 million in the third quarter of 2003, a 16.3% decrease from gross profit of $32.8 million in the third quarter of 2002. Based on the discussion of revenues and cost of revenues above, gross profit margin decreased to 23.4% in the third quarter of 2003 from 26.1% in the third quarter of 2002. Performance issues with some jobs in the product lines acquired from Kinsel caused lower gross profit margins in the rehabilitation segment. For the first nine months of 2003, gross profit was down 8.3% to $85.0 million from $92.6 million in the first nine months of 2002. As tunneling grows in its contribution to the consolidated results, its historical lower margins also continue to lower the consolidated margins. Projects associated with the Elmore acquisition in the tunneling segment were completed in the second quarter of 2003 at low or negative margins. While gross margin at Elmore improved in the third quarter of 2003 as expected, the year-to-date margin continues to be affected by the jobs completed in the first half of the year. The aforementioned issues in the Kinsel product lines as well as unanticipated increases in casualty, healthcare and workers compensation claims for all segments, the write-off of obsolete equipment and regional domestic rehabilitation issues accounted for decreased margins for the first nine months of 2003 compared to the same period in 2002.

Selling, general and administrative costs were 17.1% lower in the third quarter of 2003 at $19.6 million compared to $23.7 million in the third quarter of 2002. This is largely due to restructuring charges and intangible write-offs of $2.5 and $3.5 million, respectively, in the third quarter of 2002, partially offset by $1.2 million in severance costs recognized after changes in the Company's senior management in the third quarter of 2003. For the first nine months of 2003, selling, general and administrative costs decreased 4.1% to $55.7 million from $58.1 million in the same period of 2002. The aforementioned 2002 restructuring charges and intangible write-offs accounted for most of the decrease, but was partially offset by increased casualty, healthcare, workers compensation and senior management severance costs as well as the addition of Elmore in the tunneling segment for a full three quarters in 2003 compared to five months in 2002.

Consolidated operating income from continuing operations decreased 14.3% to $7.8 million for the third quarter of 2003 from $9.1 million in the third quarter of 2002. Volume and performance issues on several jobs in the product lines acquired from Kinsel and the remaining domestic rehabilitation business units caused operating income to decrease $5.1 million, severance charges related to management changes in the third quarter of 2003 caused a $1.2 million decrease, and low volume and job delays in the tunneling segment caused an additional $0.9 million decrease in operating income in the third quarter of 2003 compared to the third quarter of 2002. The decline in operating income was offset by restructuring charges and intangible writeoffs of $6.0 million that were taken in the third quarter of 2002. Strong performance in Europe also partially offset the overall decrease in operating income. Operating income in Europe increased 49.9% in the third quarter of 2003 compared to the third quarter of 2002. Operating income is also impacted by the aforementioned increases in casualty, healthcare and workers compensation claims that have been higher in 2003 than in 2002. For the first nine months of 2003, operating income from continuing operations decreased 15.4% to $29.2 million from $34.6 million in the first nine months of 2002. During the first nine months of 2003, rehabilitation operating income was lower than year-ago amounts by $3.2 million due to low work volume and performance issues on several Kinsel jobs and similar issues in two regions of the domestic rehabilitation business. Tunneling operating income decreased $2.8 million compared to the first nine months of 2003 primarily due to low work volume at the Elmore division that persisted through the first and much of the second quarter of 2003. TiteLiner's operating income was up $0.7 million to $2.5 million from $1.8 million in the first nine months of 2002.

Interest expense in the third quarter of 2003 was $2.4 million, up 13.7% compared to third quarter 2002 interest expense of $2.1 million. The Company financed an additional $65 million in Senior Notes in April 2003, resulting in an overall increase in interest expense. Interest expense in the first nine months of 2003 was $5.8 million, down 2.9% from $5.9 million in the first nine months of 2002. This reflects lower debt balances for all of the first quarter and lower interest rates in 2003 compared to 2002. The Company had other income of $0.3 million, down from $1.7 million in the third quarter of 2002. Year-to-date, other income was $0.6 million, down from $2.5 million in the first nine months of 2002. The Company sold a real estate venture owned by Kinsel and previously reported in continuing operations for a pre-tax gain of $1.9 million, or $1.2 million after tax in the third quarter of 2002. The effective tax rate for the first nine months of 2003 was 39.0% compared to 38.3% for the first nine months of 2002. During the third quarter of 2002, the Company sold the heavy highway business, previously classified as discontinued operations, for a pre-tax gain of $1.5 million, or $0.9 million after tax.

Income from continuing operations was $3.5 million for the third quarter of 2003, or $0.13 per diluted share, down 38.2% from $5.7 million, or $0.21 per diluted share, in the third quarter of 2002, due to the factors described previously. Discontinued operations resulted in a loss of $0.2 million in the third quarter, or approximately $0.01 per diluted share, down from a $0.8 million loss, or $0.03 per diluted share, in the third quarter of 2002. For the first nine months of 2003, loss from discontinued operations was $0.2 million, or $0.01 per diluted share, compared to $3.3 million, or $0.12 per diluted share, in the first nine months of 2002. The Company expects that discontinued operations will be completed in the fourth quarter of 2003, and any future impact to the Company will be negligible.

Based on current economic conditions, uncertainty still remains about the levels of municipal spending for the remainder of 2003 and fiscal 2004. Orders during the third quarter of 2003 were relatively strong, particularly in the domestic cured-in-place pipe ("CIPP") business, where orders exceeded revenues by 15.1%. However, the distribution of backlog remains uneven. Two of the domestic CIPP units and the product lines acquired from Kinsel face sub-optimal backlog levels. These units will continue to confront the challenges posed by their backlog positions for the remainder of the year. The Elmore division of the tunneling segment had struggled with low backlog for most of the first three quarters of this year. However, orders picked up late in the second quarter and continued into the third quarter.

BACKLOG

In addition to the Company's decision not to give specific earnings guidance for the remainder of 2003, the Company has decided to discontinue voluntary disclosure of backlog balances for the remainder of the year. See the preceding paragraph for a narrative commentary on the Company's backlog situation.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2003 totaled $98.9 million, an increase of $23.5 million from the December 31, 2002 balance of $75.4 million. Continuing operations contributed $26.4 million in operating cash flow during the first nine months of 2003. This is a 20.6% increase compared to operating cash flow from continuing operations of $21.9 million in the first nine months of 2002. Operating cash flow benefited from accelerated collections during the second and third quarters of 2003, specifically in the tunneling segment where production on large projects began generating strong cash flow. These receivables had been classified as costs in excess of billings in recent prior quarters. Working capital changes for the nine months ended September 30, 2003 resulted in a $2.7 million use of funds compared to a $13.4 million use for the nine months ended September 30, 2002. Current asset accounts increased during the first nine months of 2002 while they remained relatively stable during the first nine months of 2003. Current liabilities declined substantially less in the first nine months of 2003 compared to the first nine months of 2002. Discontinued operations used $1.6 million of cash in the first nine months of 2003 compared to a contribution of $1.7 million in the first nine months of 2002. It is expected that the impact from discontinued operations on the Company's cash flow will be negligible in the fourth quarter of 2003 and going forward.

Trade receivables and retainage totaled $109.1 million at September 30, 2003, up 2.2% from December 31, 2002 trade receivables and retainage of $106.7 million. The increase is primarily a result of the movement of unbilled receivables to trade receivables in the tunneling segment based on the production cycle. Based on the percentage of completion method of revenue recognition, typically, work is started on large tunneling jobs and substantial costs are incurred and revenue recognized before billings can be issued, as was the case on three large tunneling jobs in Dallas, Chicago, and St. Louis in late 2002. As production continues, these revenues are generated and the receivable is moved into trade receivables. The tunneling segment has also seen accelerated collection of much of these receivables as well. This is evident in the fact that costs and estimated earnings in excess of billings in the tunneling segment decreased 39.1% from December 31, 2002 to $13.1 million at September 30, 2003. On a consolidated basis, costs and estimated earnings in excess of billings were down 13.2% to $31.8 million at September 30, 2003 from $36.7 million at December 31, 2002.

The Company decreased spending on investing activities by 25.1% in the first nine months of 2003 to $6.3 million from $8.5 million in the first nine months of 2002. Decreased capital asset acquisitions and the purchase of Elmore in the second quarter of 2002 were the primary reasons for the difference. The Company spent approximately $5.5 million in its purchase of the business of Insituform East, Inc. ("East"), an additional $0.7 million for additional assets from East, and approximately $0.4 million for the purchase of specifically identified assets of Sewer Services Ltd. in the first nine months of 2003 compared to $8.5 million paid for Elmore in the first nine months of 2002. The Company spent $12.6 million on capital assets during the first nine months of 2003 compared to $18.2 million in the first nine months of 2002, a 30.8% decline in spending. However, due to the planned expansion of the Company's manufacturing facility in Batesville, Mississippi, the Company expects an increase in capital expenditures in the fourth quarter of 2003, resulting in total capital expenditures for the year ending December 31, 2003 that are relatively consistent with recent years. The Company received $0.8 million for the sale of assets, and had no sales of investments or businesses in the first nine months of 2003 compared to $7.6 million in proceeds received from the sale of investment property, the Kinsel heavy highway business, the Kinsel wastewater treatment plant business and the sale of fixed assets in the first nine months of 2002. The Company received $14.7 million in cash from financing activities in the first nine months of 2003, up significantly from the use of $13.1 million in the first nine months of 2002. The primary cause of the increase in cash from financing activities was $65 million provided by the Company's new Senior Notes, Series A, issued during the second quarter of 2003. During the first nine months of 2003, the Company paid down its long-term debt by $22.7 million. The net of loans and repayments on the Company's line of credit resulted in a $25.8 million reduction of the line of credit during the nine months ended September 30, 2003.

The Company purchased 10,300 shares of its own stock during the third quarter of 2003, compared to 30,000 shares purchased during the third quarter of 2002. During the first nine months of 2003, the Company has purchased 139,191 shares of its own stock for $1.9 million compared to 230,000 repurchased shares in the first nine months of 2002 for $4.9 million. On a cumulative basis, the Company has spent $74.5 million to repurchase 3,948,806 shares through September 30, 2003 since the inception of the stock repurchase program originally authorized in 1998. In April 2003, the Company indefinitely extended its repurchase program, which was due to expire in June 2003. Repurchased shares are held as treasury stock until reissued.

Effective March 27, 2003, the Company entered into a new three-year bank revolving credit facility (the "Credit Agreement") to replace its expiring bank credit facility. This new facility provides the Company with borrowing capacity of up to $75 million. The quarterly commitment fee ranges from 0.2% to 0.3% per annum on the unborrowed balance depending on the leverage ratio determined as of the last day of the Company's preceding fiscal quarter. At the Company's option, the interest rates will be either (i) the LIBOR plus an additional percentage that varies from 0.75% to 1.5% depending on the leverage ratio or (ii) the higher of (a) the prime rate or (b) the federal funds rate plus 0.50%. The Company paid $40 million in principal towards the line of credit facility during the second quarter of 2003. At September 30, 2003, the Company had unused committed bank credit facilities under the Credit Agreement totaling $69.8 million and the commitment fee was 0.20%. The remaining $5.2 million was utilized for non-interest bearing letters of credit, the majority of which was collateral for insurance. As of September 30, 2003, there was no borrowing on the credit facility and therefore there is no applicable interest rate as rates are determined on the borrowing date.

Under the Credit Agreement, the Company has certain debt covenant provisions that require, among other things, a minimum fixed charge coverage ratio of 1.1 and a maximum leverage ratio of 2.25. The fixed charge coverage ratio was 1.21 at September 30, 2003, 1.34 at June 30, 2003 and 1.45 at March 31, 2003. The
leverage ratio was 2.16, 2.02 and 1.03 at September 30, June 30 and March 31, 2003, respectively. At September 30, 2003, the Company was in compliance with all debt covenants under the Credit Agreement.

The Company's Senior Notes, Series A, due February 14, 2007, bear interest, payable semi-annually in August and February of each year, at the rate per annum of 7.88%. Each year, from February 2004 to February 2007, inclusive, the Company will be required to make principal payments of $15.7 million, together with an equivalent payment at maturity. On September 30, 2003, the principal amount of Senior Notes, Series A, outstanding was $62.9 million.

On April 24, 2003, the Company placed an additional $65 million of Senior Notes, Series 2003-A, with certain institutional investors through a private offering, bringing the total Series A and Series 2003-A Senior Notes outstanding to $127.9 million at that date and as of September 30, 2003. The Senior Notes, Series 2003-A, are due April 24, 2013 and bear interest, payable semi-annually in April and October of each year, at a rate of 5.29% per annum. The principal amount is due in a single payment on April 24, 2013. The Senior Notes, Series 2003-A, may be prepaid at the Company's option, in whole or in part, at any time, together with a make-whole premium. Upon specified change in control events, each holder has the right to require the Company to purchase its Senior Notes, Series 2003-A, without any premium thereon. The proceeds of the Senior Notes, Series 2003-A, were used to pay off the balance on the line of credit and to provide future liquidity.

The note purchase agreements pursuant to which the Senior Notes, Series A and Series 2003-A, were issued, and the Credit Agreement, obligate the Company to comply with certain financial ratios and restrictive covenants that, among other things, place limitations on operations and sales of assets by the Company or its subsidiaries, limit the ability of the Company to incur further secured indebtedness and liens and of subsidiaries to incur indebtedness, and, in the event of default, limit the ability of the Company to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock. At September 30, 2003, the Company was in compliance with all debt covenants under the note purchase agreements.

At September 30, 2003, the Company was in compliance with all debt covenants. If the Company's net income from continuing operations drops below approximately $7.4 million in the fourth quarter of 2003, the Company will violate its covenants. The Company may violate covenants in the fourth quarter or early in 2004 and has begun discussions with its lenders regarding waivers or covenant modifications.

The Company believes it has adequate resources and liquidity to fund future cash requirements for working capital, capital expenditures and debt repayments with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets.

The Company has identified a number of initiatives that management feels will reposition the Company to maintain its prominent status in its industry. In order to accomplish these initiatives, the Company will strategically invest money over the next two years. These initiatives will accomplish either cost reduction, product innovation, or business growth. Some of the initiatives are already in the implementation phase, and the Company will continue to make planned investments to accomplish its goals. The Company expects the accomplishment of these identified initiatives to benefit the financial statements beginning in 12 to 18 months.

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

The following table provides a summary of the Company's financial obligations and commercial commitments as of September 30, 2003 (in thousands). This table includes cash obligations related to principal outstanding under existing debt arrangements and operating leases.

                                                                  PAYMENTS DUE BY PERIOD
                                             REMAINING
Cash Obligations*                TOTAL          2003          2004          2005          2006          2007       THEREAFTER
Long-term debt**               $ 131,176     $     217     $  17,335     $  16,213     $  16,213     $  16,198     $  65,000
Line of credit facility***             -             -             -             -             -             -             -
Operating leases                  36,150         4,074         9,877         6,587         4,578         3,963         7,071
                               ----------------------------------------------------------------------------------------------

Total contractual cash
  obligations                  $ 167,326     $   4,291     $  27,212     $  22,800     $  20,791     $  20,161     $  72,071
                               ==============================================================================================

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

INTEREST RATE RISK

The fair value of the Company's cash and short-term investment portfolio at September 30, 2003 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, is not material.

The Company's objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, the Company maintains fixed rate debt as a percentage of its net debt in a percentage range set by policy. The impact to earnings and cash flows from a hypothetical 10% decrease in the Company's debt specific borrowing rates at September 30, 2003 was not material.

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

MANAGEMENT CHANGES

Effective July 22, 2003, Anthony W. (Tony) Hooper resigned as Chairman of the Board and Chief Executive Officer. Effective on that same date, the Company's board of directors named Thomas S. Rooney, Jr. as Chief Executive Officer. Mr. Rooney retained the responsibilities of his previous position and was elected as a new member to the board of directors. The Company recorded associated severance costs of $1.2 million during the third quarter of 2003.

Also effective July 22, 2003, Alfred L. Woods, an independent member of the Company's board of directors, was elected non-executive Chairman of the Board. Mr. Woods has been an independent member of the Company's board since 1997. He has served as chair of the Corporate Governance & Nominating Committee and as a member of the Compensation Committee. He is president of Woods Group, a management consulting company based in Williamsburg, Virginia.

Effective July 31, 2003, Carroll W. Slusher resigned his position as the Company's Vice President - North America.

FORWARD-LOOKING INFORMATION

This quarterly report contains various forward-looking statements that are based on information currently available to management and on management's beliefs and assumptions. When used in this document, the words "anticipate," "estimate," "believes," "plans," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. The Company's actual results may vary materially from those anticipated, estimated or projected due to a number of factors, such as the competitive environment for the Company's products and services, the geographical distribution and mix of the Company's work, the timely award or cancellation of projects, political circumstances impeding the progress of work, timely integration of acquired operations and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time. The Company does not assume a duty to update forward-looking statements. Please use caution and do not place reliance on forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information concerning this item, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk," which information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that as of September 30, 2003, the Company's disclosure controls and procedures were adequate and designed to provide reasonable assurance that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

There were no changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes since the filing of the Company's Form 10-Q for the period ended June 30, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the annexed Index to Exhibits.

         (b) On July 14, 2003, the Company filed a Current Report on Form 8-K, under Item 9 and pursuant to Item 12, to provide the Company's press release, dated July 9, 2003, announcing that it lowered guidance for the second quarter of 2003, and to provide a transcript of the Company's July 10, 2003 conference call held to announce and discuss its guidance for the second quarter of 2003.

                  On July 24, 2003, the Company filed a Current Report on Form 8-K, under Item 5 regarding the issuance of the Company's press release, dated July 22, 2003, concerning the election of Thomas S. Rooney, Jr., to President and Chief Operating Officer, as Chief Executive Officer and a member of the board of directors, and the election of Alfred L. Woods, an independent member of the Company's board of directors, as Non-executive Chairman of the Board.

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

                  On September 8, 2003, the Company filed a Current Report on Form 8-K, under Item 9, to provide the Company's press release, dated September 5, 2003, announcing acquisition of the business of Insituform East, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INSITUFORM TECHNOLOGIES, INC.

November 14, 2003                     /s/ Joseph A. White
                                      ------------------------------------------
                                      Joseph A. White
                                      Vice President - Chief Financial Officer
                                      Principal Financial and Accounting Officer

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