Form 10-K
period 2003-12-31
INSITUFORM TECHNOLOGIES INC
filed 2004-03-15
CIK 353020

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                         Commission file number 0-10786

                          INSITUFORM TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                13-3032158
----------------------------------------   -------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

        702 SPIRIT 40 PARK DRIVE
         CHESTERFIELD, MISSOURI                           63005
----------------------------------------   -------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:         636-530-8000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class                             Name of each exchange on which reported
-------------------                             ---------------------------------------
Class A Common Shares, $.01 par value                   The Nasdaq Stock Market
Preferred Stock Purchase Rights                         The Nasdaq Stock Market

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes [X]    No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003: $374,456,034

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: Class A common shares, $.01 par value, as of March 1, 2004...................................  26,472,317 shares

--------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents, all or portions of which are incorporated by reference herein, and the part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the 2004 Annual Meeting of Stockholders-Part III.

                                     PART I

Item 1. Business

GENERAL

         Insituform Technologies, Inc. (the "Company" or "Insituform Technologies") is a worldwide company specializing in the use of trenchless technologies to rehabilitate, replace, maintain and install underground pipes. The Company uses a variety of trenchless technologies. The Insituform(R) cured-in-place-pipe process (the "Insituform CIPP Process") contributed approximately 65.5% of the Company's revenues during the Company's most recent fiscal year.

         The Company was incorporated in Delaware in 1980, under the name Insituform of North America, Inc. The Company was originally formed to act as the exclusive licensee of the Insituform CIPP Process in most of the United States. When the Company acquired its licensor in 1992, the name of the Company was changed to Insituform Technologies, Inc. As a result of its successive licensee acquisitions, the Company's business model has evolved from licensing technology and manufacturing materials to performing the entire Insituform CIPP Process and other trenchless technologies itself.

         Effective November 1, 2003, the Company purchased its remaining interest in Ka-Te Insituform AG ("Ka-Te Insituform") for approximately $2.2 million. Net of related party debt and shared accrued employee liabilities, cash paid by the Company was $0.8 million. Ka-Te Insituform was the Company's licensee of the Insituform CIPP Process in Switzerland, Liechtenstein and Voralberg, Austria. Ka-Te Insituform had approximately $1.8 million of revenues after the acquisition in 2003.

         Effective September 5, 2003, the Company acquired the business and certain assets of Insituform East, Inc. ("East") for $5.5 million. East was the final remaining independent licensee of the Insituform CIPP Process and NuPipe(R) fold and form process (the "NuPipe Process") in North America. Certain selected assets such as equipment, inventory, backlog, licenses and an option to purchase certain additional assets were included in the acquisition. The Company exercised its option to purchase additional assets from East for $0.6 million. Both the original purchase and the subsequent purchase of assets were paid in cash. The purchase price has been allocated to assets based on their respective fair values and resulted in intangible assets of $4.0 million, including licenses, purchased backlog and customer relationships. The operation of assets acquired from East generated $2.7 million of revenues after the acquisition in 2003.

         In July 2003, the Company purchased the remaining third party minority interest in Video Injection S.A. ("Video Injection"). The purchase price was $0.5 million and resulted in $0.3 million of additional goodwill.

         In June 2003, the Company completed the acquisition of the business of Sewer Services, Ltd. ("Sewer Services"). The acquisition, with a price of $0.4 million, resulted in an increase of $0.1 million in goodwill. Sewer Services had revenues of $2.5 million after the acquisition in 2003.

         Effective May 1, 2002, the Company acquired the business and certain assets and liabilities of Elmore Pipe Jacking, Inc. ("Elmore"), a tunneling and pipe jacking provider operating primarily in the western United States, for approximately $12.5 million. The Elmore division, which is part of the tunneling segment, had approximately $15.2 million in revenues in 2003 and $20.7 million in revenues after the acquisition in 2002.

         In February 2001, the Company acquired Kinsel Industries, Inc. ("Kinsel"), a trans-regional provider of pipebursting and other sewer rehabilitation services, for approximately $80.0 million. In 2000,

Kinsel had total revenues of approximately $100 million, which included approximately $18 million from its wastewater treatment plant operations, approximately $32 million from trenchless pipe rehabilitation services and some open-cut pipe construction, and approximately $50 million from highway, bridge, airport and commercial construction. During 2001, the Company determined that the Kinsel wastewater treatment plant operations and the Kinsel highway construction and maintenance operations did not fit the Company's business strategy, and classified these operations as discontinued. In February 2002 (with a January 2002 effective date), the Company closed the sale of Kinsel's wastewater treatment plant operations and recorded an immaterial loss on the sale. The Company closed the sale of Kinsel's highway construction operations in September 2002 with a pre-tax gain of $1.5 million. In October 2002, the Company closed the sale of Kinsel's highway maintenance operations with no material gain or loss recorded on the sale. At December 31, 2003, substantially all discontinued operations have been completed.

         As used in this Annual Report on Form 10-K, the terms "Company" and "Insituform Technologies" refer to the Company and, unless the context otherwise requires, its direct and indirect wholly-owned subsidiaries. For certain information concerning the Company by industry segment and by each geographic area, see Note 15 of the Notes to the Company's Consolidated Financial Statements included in response to "Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K," which is incorporated herein by reference.

         The Company's website is www.insituform.com. The Company makes available on this website under "Investor Relations - SEC," free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and amendments to those reports) as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. In addition, the Company's Code of Ethics for its Chief Executive Officer, Chief Financial Officer and senior financial employees, its Business Code of Conduct applicable to its officers, directors and employees, and its Board committee charters are available, free of charge, on this website. These documents will be made available, free of charge, to any stockholder requesting them.

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

                  See "Patents and Licenses" below for information concerning these technologies and the Company's NuPipe Process and Thermopipe(R) process (the "Thermopipe Process"), which were not material to the Company's results of operations during the year ended December 31, 2003.

         Tunneling

         Tunneling typically encompasses the construction of man-entry sized pipelines with access through vertical shafts. From the vertical shaft, a tunnel is constructed using a steerable, locally-controlled tunnel boring machine. Pipe is typically installed after the tunnel is constructed.

         Tite Liner(R) Process

         The Company's Tite Liner(R) process (the "Tite Liner Process") is a method of lining new and existing pipe with a corrosion and abrasion resistant polyethylene pipe.

REHABILITATION ACTIVITIES

         The Company's rehabilitation activities are conducted principally through installation and other construction operations performed directly by the Company or through wholly-owned and, in some cases, majority-owned, subsidiaries. In those areas of the world in which the Company's management believes it would not be desirable for the Company to capitalize on its trenchless processes directly, the Company has granted licenses to unaffiliated companies. As described under "Ownership Interests in Licensees" below, the Company has also entered into joint ventures from time to time to capitalize on its trenchless rehabilitation processes. Under these contractual joint venture relationships, work is bid by the joint venture entity and subcontracted to the joint venture partners or to third parties. The joint venture partners are primarily responsible for their subcontracted work, but both joint venture partners are liable to the customer for all of the work. Revenue and associated costs are recorded using percentage-of-completion accounting for the Company's subcontracted portion of the total contract only.

         The Company's principal rehabilitation activities are conducted in North America directly by the Company or through subsidiaries. The Company holds the Insituform CIPP Process rights for the United States and Canada. In North America, the Company practices the Insituform CIPP Process throughout the United States and in Canada. Significant pipebursting rehabilitation activities have been conducted in the southeastern and western regions of the United States by the Company and its subsidiary, Kinsel. The Kinsel pipebursting operations have been transferred to the Company.

         North American rehabilitation operations, including research and development, engineering, training and financial support systems, are headquartered in Chesterfield, Missouri. Tube manufacturing and processing facilities for North America were maintained in eight locations, geographically dispersed throughout the United States and Canada during 2003. During the first quarter of 2004, the Company closed its facility in Memphis, Tennessee, and transferred its operations to the Company's existing facilities in Batesville, Mississippi.

         Outside of North America, the Company conducts Insituform CIPP Process rehabilitation operations through subsidiaries in the United Kingdom, France, Spain, the Netherlands, Switzerland and Belgium. Through one of its French subsidiaries, Video Injection S.A. ("Video Injection"), acquired in 1998, the Company utilizes multifunctional robotic devices developed by Video Injection in connection with the inspection and repair of pipelines.

         European operations are headquartered in Rueil Malmaison, France, a suburb of Paris, with principal regional facilities located in the United Kingdom, the Netherlands, Spain, Belgium, Switzerland and Mitry Mory, France.

         The Company conducts tunneling, microtunneling and a range of pipe system rehabilitation services throughout the United States directly and through its wholly-owned subsidiaries, Affholder, Inc. ("Affholder") and Kinsel.

         Tite Liner Process operations (which offer corrosion and abrasion protection work) are conducted in the United States through the Company's United Pipeline Systems division. Worldwide Tite Liner Process operations are headquartered in the United States. Outside the United States, Tite Liner Process installation activities are conducted through various operating subsidiaries, including activities in Chile and Alberta, Canada.

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

         The Company generally invoices its customers as work is completed. Under ordinary circumstances, collection from governmental agencies in the United States is made within 60 to 90 days of billing. In most cases, 5% to 15% of the contract value is withheld by the owner pending satisfactory completion of the project.

LICENSEES

         The Company has granted licenses for the Insituform CIPP Process, covering exclusive and non-exclusive territories, to licensees who provide pipeline repair and rehabilitation services throughout their respective licensed territories. At December 31, 2003, the Insituform CIPP Process was licensed to 11 unaffiliated licensees and 13 unaffiliated sublicensees. The licenses generally grant to the licensee the right to utilize the know-how and the patent rights (where they exist) relating to the subject process, and to use the Company's copyrights and trademarks.

         The Company's licensees generally are obligated to pay a royalty at a specified rate, which in many cases is subject to a minimum royalty payment. An unaffiliated domestic licensee was obligated to pay specified royalty surcharges on its sales and contracts outside of its licensed territories. As of and subsequent to September 5, 2003, there were no unaffiliated domestic licensees. Any improvements or modifications a licensee may make in the subject process during the term of the license agreement becomes the property of the Company or are licensed to the Company. Should a licensee fail to meet its royalty obligations or other material obligations, the Company may terminate the license. Many licensees, upon prior notice to the Company, may also terminate the license for any reason. The Company may vary the agreement used with new licensees according to prevailing conditions.

         The Company acts as licensor under arrangements with approved installers relating to the use of the Thermopipe Process in the United Kingdom and elsewhere on a non-exclusive basis.

         Prior to September 5, 2003, East held six sub-licenses to the Insituform CIPP Process to operate in the states of Virginia, Delaware, Maryland, Pennsylvania, Ohio, a portion of Kentucky, West Virginia and the District of Columbia under the Company's exclusive license to the Insituform CIPP Process for the entire United States. (The United States rights to the Insituform CIPP Process are owned by the Company's subsidiary, Insituform (Netherlands) B.V.) Effective September 5, 2003, the Company acquired the business and certain assets, including the licenses, of East. East was the final remaining independent licensee of the Insituform CIPP Process and the NuPipe Process in North America.

OWNERSHIP INTERESTS IN OPERATING LICENSEES AND PROJECT JOINT VENTURES

         The Company, through its subsidiary, Insituform Holdings (UK) Limited, holds one-half of the equity interest in Insituform Rohrsanierungstechniken GmbH, the Company's licensee of the Insituform CIPP Process and the NuPipe Process in Germany. The remaining interest is held by Per Aarsleff A/G, a Danish contractor ("Per Aarsleff"). The joint venture partners have rights-of-first-refusal in the event either party determines to divest its interest.

         The Company, through its subsidiary, INA Acquisition Corp., holds one-half of the equity interest in Italcontrolli-Insituform S.r.l., the Company's licensee of the Insituform CIPP Process in Italy. The remaining interest is held by Per Aarsleff. The joint venture partners have rights-of-first-refusal in the event either party determines to divest its interest. The Company and Per Aarsleff are in the process of considering a reorganization of this joint venture, whereby management and ownership would potentially transfer to Insituform Rohrsanierungstechniken GmbH.

         Prior to November 2003, the Company held a 49% joint venture interest in Ka-Te Insituform, the Company's licensee of the Insituform CIPP Process in Switzerland, Liechtenstein and Voralberg, Austria. The remaining interest was held by Ka-Te Holding, AG, an employee of Ka-Te Holding, and an employee of the joint venture. In November 2003, the Company acquired the remaining shares of Ka-Te Insituform.

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

         The Company offers its Tite Liner Process worldwide to customers to line new and existing pipelines.

         The Company bids on tunneling projects in selected geographical markets in the United States.

         No customer accounted for more than 10% of the Company's consolidated revenues during the years ended December 31, 2003, 2002 and 2001, respectively.

BACKLOG

Contract Backlog           2003       2002
--------------------------------------------
(in millions)
Rehabilitation           $  111.8   $  112.1
Tunneling                    89.3      110.0
Tite Liner                    7.0        5.1
                         -------------------
Total                    $  208.1   $  227.2
                         ===================

         Contract backlog is management's expectation of revenues to be generated from received, signed, uncompleted contracts whose cancellation is not anticipated at the time of reporting. Contract backlog excludes any term contract amounts for which there is not specific and determinable work released and projects where the Company has been advised that it is the low bidder, but not formally awarded the contract.

PRODUCT DEVELOPMENT

         The Company, by utilizing its own laboratories and test facilities as well as outside consulting organizations and academic institutions, continues to develop improvements to its proprietary processes, including the materials used and the methods of manufacturing and installing pipe. During the years ended December 31, 2003, 2002 and 2001, the Company spent approximately $2.0 million, $2.0 million and $2.3 million, respectively, on research and development related activities, including engineering.

MANUFACTURING AND SUPPLIERS

         The Company maintains its North American Insituform CIPP Process liner manufacturing facility in Batesville, Mississippi. An additional facility located in Memphis, Tennessee, was shut down in the first quarter of 2004. In 2003, the Company spent $5.8 million in the process of making additions, modifications, upgrades and revisions to its manufacturing facility in Batesville. Approximately $3.7 million is expected to be spent in the first half of 2004 to complete this project. In Europe, Insituform Linings Plc. ("Insituform Linings"), a majority-owned subsidiary, manufactures and sells Insituform CIPP Process liners from its plant located in Wellingborough, United Kingdom. The Company holds a 75% interest in Insituform Linings, and Per Aarsleff holds the remainder. These interests are subject to rights-of-first-refusal held by the Company and Per Aarsleff in the event of proposed disposition.

         Although raw materials used in the Company's Insituform CIPP Process products are typically available from multiple sources, the Company's historical practice has been to purchase materials from a limited number of suppliers. The Company maintains its own felt manufacturing facility at its Insitutube(R) manufacturing facility in Batesville. Substantially all of its fiber requirements are purchased from one source, alternate vendors of which the Company believes are readily available. Although the Company has worked with one vendor to develop a uniform and standard resin to source substantially all of its resin requirements in North America, the Company believes that resins are also readily available from a number of major companies should there be a need for alternative resin sourcing. The Company believes that the sources of supply in connection with its Insituform CIPP Process operations are adequate for its needs.

         The Company has investigated various alternatives, but does not currently have a manufacturing source for its NuPipe Process thermoplastic pipe. Because the Company has not recently entered into NuPipe Process installation contracts and it is not required to supply thermoplastic pipe to its NuPipe licensees, the Company has not experienced a material adverse effect by not having a manufacturing source for thermoplastic pipe. If the demand for NuPipe Process products increases, the Company will need to qualify a new manufacturing source or manufacture NuPipe Process thermoplastic pipe itself. See further discussion under "Patents and Licenses" below.

         The Company has a third party contractual commitment for the manufacture and supply of Thermopipe Process products to the Company through 2004.

         The Company sells Insituform CIPP Process liners and related products to certain licensees pursuant to fixed-term supply contracts. Under the arrangements assumed in connection with the acquisition of the Thermopipe Process and under subsequent arrangements, the Company also furnishes Thermopipe Process products to its approved installers.

         The Company manufactures certain equipment used in its corrosion and abrasion protection operations.

PATENTS AND LICENSES

         As of December 31, 2003, the Company held 62 patents in the United States relating to the Insituform CIPP Process, the last of which will expire in 2021. As of December 31, 2003, the Company had five patents pending in the United States that relate to the Insituform CIPP Process.

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

         The Company holds 12 patents issued in the United States covering either the NuPipe Process or materials used in connection with the NuPipe Process. The Company also holds similar NuPipe Process (or related material) patents in 14 other countries. Due to reduced installation volumes and current lack of a supplier for NuPipe, the Company reduced the carrying value of its NuPipe patents and licenses during 2002 in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which the Company early adopted in 2001. The NuPipe Process entails the manufacture of a folded thermoplastic replacement pipe that is heated at the installation site to make it flexible enough to be inserted into an existing conduit.

         The Company holds two patents issued in the United States and nine patents outside of the United States relating to the Thermopipe Process for rehabilitating pressurized potable water and other aqueous fluid pipes.

         Even though the Company holds a few patents relating to its corrosion and abrasion protection business, the Company believes that the success of its Tite Liner Process business, operated through its United Pipeline Systems division, depends primarily upon its proprietary know-how and its marketing and sales skills.

         The Company held the exclusive rights to use the patents, trademarks and know-how related to the Paltem-HL system, a process for rehabilitating pressure pipes, which includes the Paltem-Frepp system, for substantially all of North America and, on a non-exclusive basis, additional territories in the eastern hemisphere and Latin America. Under the license, the Company was required to pay royalties at specified rates on installations and sales of liners. During the years ended December 31, 2003 and 2002, the Company did not have any operations under this license. This license is in the process of being terminated.

         The Company's pipebursting operations are performed under a royalty-bearing, non-exclusive license from Advantica, Inc. The license terminates upon expiration of the underlying patent, which expires on April 19, 2005. In addition, either party may terminate the license upon six months' notice and under certain other circumstances. In 2003, the Company paid $1.0 million to Advantica under the license.

COMPETITION

         The markets in which the Company operates are highly competitive. Most of the Company's products, including the Insituform CIPP Process, face direct competition from competitors offering similar or equivalent products or services. In addition, customers can select a variety of methods to meet their pipe installation and rehabilitation needs, including a number of methods the Company does not offer.

         Most of the Company's installation operations are either project-oriented or term contracts for governmental entities that are obtained through competitive bidding or negotiations. Most competitors are local or regional companies, and may be either specialty trenchless contractors or general contractors. A few competitors have far greater financial resources than the Company and, with regard to products other than the cured-in-place pipe process, may have greater experience than the Company. Therefore, there can be no assurance as to the success of the Company's trenchless processes in competition with these companies and alternative technologies for pipeline rehabilitation.

SEASONALITY

         The Company's operations can be affected by severe weather. The effects of weather are most notable between quarters of any given year. Typically, the summer months yield the strongest operational results, while the first quarter is normally weaker due to weather. Unusually severe weather in any area with a large project, or a significant number of smaller jobs, can cause short-term anomalies in operational performance. Only the tunneling segment is relatively immune to weather induced variability in operating results. For the past five years, seasonal variation in work performed has not had a material effect on the Company's consolidated results of operations.

EMPLOYEES

         As of December 31, 2003, the Company had 2,176 employees. Certain of the Company's contracting operations are parties to collective bargaining agreements covering an aggregate of 386 employees. The Company generally considers its relations with its employees to be good.

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

         The use of both thermoplastics and thermosetting resin materials in contact with drinking water is strictly regulated in most countries. In the United States, a consortium led by NSF International ("NSF"), under arrangements with the United States Environmental Protection Agency (the "EPA"), establishes minimum requirements for the control of potential human health effects from substances added indirectly to water via contact with treatment, storage, transmission and distribution system components, by defining the maximum permissible concentration of materials which may be leached from such components into drinking water, and methods for testing them. In February 1996, the Paltem-HL and Frepp processes were certified by the NSF for use in drinking water systems. In April 1997, the Insituform PPL(R) liner was certified by the NSF for use in drinking water systems, followed in April 1999 by NSF certification of the Insituform RPP(R) liner for such use. The Thermopipe product also has NSF approval. The NSF assumes no liability for use of any products, and the NSF's arrangements with the EPA do not constitute the EPA's endorsement of the NSF, the NSF's policies or its standards. Dedicated equipment is needed in connection with use of these products in drinking water applications. The Company does not expect material revenues from its proprietary products for drinking water pipe rehabilitation at least through 2004.

EXECUTIVE OFFICERS

         The executive officers of the Company, and their respective ages and positions with the Company, are as follows:

                              Age at
Name                       March 1, 2004     Position with the Company
----                       -------------     -------------------------
Thomas S. Rooney, Jr.           44           President and Chief Executive Officer
Robert W. Affholder             68           Senior Executive Vice President
Christian G. Farman             45           Vice President - Chief Financial Officer
Thomas A. A. Cook               39           Vice President - General Counsel

         Thomas S. Rooney, Jr. has been President of the Company since April 2003, and Chief Executive Officer of the Company since July 2003. From April 2003 to July 2003, Mr. Rooney was the Company's Chief Operating Officer. From 2000 until he joined the Company, Mr. Rooney was Senior Vice President and Regional Manager for Gilbane Building Company ("Gilbane"). From before 1998 until 2000, Mr. Rooney was Vice President and Regional Manager of Business Development at Gilbane.

         Robert W. Affholder has been Senior Executive Vice President of the Company since before 1998.

         Christian G. Farman has been Vice President and Chief Financial Officer of the Company since December 2003. From February 2003 to April 2003, Mr. Farman served as Chief Operating Officer of the National Audubon Society. From prior to 1998 until 1999, Mr. Farman was Vice President and Chief Financial Officer, and from 1999 to 2001, Executive Vice President and Chief Financial Officer, of Vivendi North America (previously Anjou International). Mr. Farman joined Vivendi North America in 1989 as Controller, and was promoted to Vice President in 1992, Chief Financial Officer in 1995, and Executive Vice President in 1999. From 1979 to 1989, Mr. Farman was an auditor with Price Waterhouse (now known as PricewaterhouseCoopers LLP) in New York. Mr. Farman is a certified public accountant.

         Thomas A. A. Cook has been Vice President and General Counsel of the Company since 2000 and Secretary of the Company since 2001. Prior to joining the Company, Mr. Cook was a partner in the Corporate/Securities Department at the law firm of Blackwell Sanders Peper Martin LLP, and before June 1998, was with a predecessor firm (Peper Martin Jensen Maichel and Hetlage) in the Corporate/Securities Department.

Item 2. Properties

         The Company's executive offices are located in Chesterfield, Missouri, a suburb of St. Louis, at 702 Spirit 40 Park Drive. The executive offices are leased from an unaffiliated party through May 31, 2006. The Company owns its research and development facility and its training facility in Chesterfield.

         The Company owns a liner fabrication facility and a contiguous felt manufacturing facility in Batesville, Mississippi. The Company's recently closed manufacturing facility in Memphis, Tennessee, is located on land sub-leased from an unaffiliated entity for an initial term of 40 years expiring on December 31, 2020. The Company is evaluating its options with respect to this property. Insituform Linings (a majority-owned subsidiary) owns certain premises in Wellingborough, United Kingdom, where its liner manufacturing facility is located.

         The Company owns or leases various operational facilities in the United States, Canada, Europe and Latin America.

         The foregoing facilities are regarded by management as adequate for the current requirements of the Company's business.

Item 3. Legal Proceedings

         In the third quarter of 2002, a Company crew had an accident on an Insituform CIPP Process project in Des Moines, Iowa. Two workers died and five workers were injured in the accident. The Company fully cooperated with Iowa's state OSHA in the investigation of the accident. Iowa OSHA issued a Citation and Notification of Penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. The Company challenged Iowa OSHA's findings, and in the fourth quarter of 2003, an administrative law judge found in favor of Iowa OSHA on some citations, found in favor of the Company on some citations and combined a number of citations for purposes of assessing penalties. The administrative law judge reduced the penalties to $158,000. The Company is vigorously opposing the citations, and both the Company and Iowa OSHA have appealed the decision to the Iowa Department of Inspections and Appeals. In 2002, Iowa OSHA referred this matter to the local county attorney's office for potential criminal investigation. The local county attorney referred the matter to the State of Iowa Department of Criminal Investigation.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         (a) The Company's class A common shares, $.01 par value ("Common Stock"), is traded in the over-the-counter market under the symbol "INSU." The following table sets forth the range of quarterly high and low sales prices commencing after December 31, 2001, as reported on The Nasdaq Stock Market. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

Period                High           Low
-------------------------------------------
2003
First Quarter       $    17.43   $    12.11
Second Quarter           18.00        12.73
Third Quarter            19.00        14.76
Fourth Quarter           18.34        13.53

Period                High           Low
-------------------------------------------
2002
First Quarter       $    26.93   $    19.60
Second Quarter           28.80        17.75
Third Quarter            21.81        13.28
Fourth Quarter           20.18        12.67

         As of March 1, 2004, the number of record holders of the Company's Common Stock was 900.

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

                                                                            Unaudited
                                                                     Year Ended December 31,
                                           ---------------------------------------------------------------------------
                                             2003(1,4)     2002(1,2,3)      2001(1,2)         2000(1)       1999(1)
                                           ---------------------------------------------------------------------------
                                                            (in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues                                   $    487,272    $    480,358    $    445,310    $    409,434   $    339,883
Operating income                                 21,591          50,183          46,765          62,966         50,669
Income from continuing operations                 4,628          28,560          24,940          34,906         25,983
Loss from discontinued operations                (1,103)         (5,869)            (72)              -              -
Net income                                        3,525          22,691          24,868          34,906         25,983
Basic earnings per share:
  Income from continuing operations                0.17            1.08            0.94            1.41           1.02
  Loss from discontinued operations               (0.04)          (0.22)              -               -              -
  Net income                                       0.13            0.86            0.94            1.41           1.02
Dilutive earnings per share:
  Income from continuing operations                0.17            1.07            0.93            1.37           1.00
  Loss from discontinued operations               (0.04)          (0.22)              -               -              -
  Net income                                       0.13            0.85            0.92            1.37           1.00

BALANCE SHEET DATA:
Cash and cash equivalents                  $     99,991    $     75,386    $     74,649    $     64,107   $     68,183
Working capital, net of cash                     67,409          48,844          64,070          50,361         51,997
Current assets                                  277,273         252,651         259,767         201,008        174,372
Property, plant and equipment                    75,667          71,579          68,547          70,226         54,188
Total assets                                    508,360         473,013         463,622         354,974        311,625

                                                                            Unaudited
                                                                     Year Ended December 31,
                                           ---------------------------------------------------------------------------
                                             2003(1,4)     2002(1,2,3)      2001(1,2)         2000(1)       1999(1)
                                           ---------------------------------------------------------------------------
                                                            (in thousands, except per share amounts)
Current maturities of long-term debt
  and line of credit                             16,938          49,360          35,218          18,023          3,188
Long-term debt, less current
  maturities                                    114,323          67,014          88,853          98,217        114,954
Total liabilities                               227,726         198,965         211,940         187,327        170,314
Total stockholders' equity                      279,169         272,618         250,127         165,290        138,603

--------------------------

(1) The Company has completed various acquisitions that have been accounted for under the purchase method of accounting, including Insituform
Rioolrenovatietechnieken in 1999, Insituform Metropolitan, Inc. in 2000, Insituform Belgium N.V. in 2000, Kinsel in 2001, Elmore in 2002, Sewer Services, Ltd. in 2003, Video Injection (remaining third party interest) in 2003, East in 2003, and Ka-Te Insituform (remaining interest) in 2003.

(2) Results include a pre-tax intangible asset impairment charge of $3.5 million in 2002 and pre-tax restructuring charges of $2.5 million and $4.1 million in 2002 and 2001, respectively.

(3) Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," and ceased amortizing purchased goodwill.

(4) See Management's Discussion and Analysis of Financial Condition and Results of Operations - Fourth Quarter and Year-End 2003 Issues.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

         Insituform Technologies is a worldwide company specializing in trenchless technologies to rehabilitate, replace, maintain and install underground pipes. The Company has three principal operating segments: rehabilitation, tunneling and Tite Liner. These segments have been determined based on the types of products sold by each segment, and each is regularly viewed and evaluated separately. While the Company uses a variety of trenchless technologies, the Insituform(R) cured-in-place-pipe process (the "Insituform CIPP Process") contributed 65.5% of its revenues in 2003. This percentage has been trending downward slightly over the last few years as the Company has pursued diversification from the addition of complementary businesses, technologies and techniques. The tunneling segment has grown through organic growth, combined with the acquisition of Elmore in 2002. In 2003, the tunneling segment's revenue growth was 16%, and it has grown by 104% over the last two years.

         Revenues are generated by the Company and its subsidiaries operating principally in the United States, Canada, the United Kingdom, the Netherlands, France, Belgium, Spain, Switzerland, and Chile, and include product sales and royalties from several joint ventures in Europe, and unaffiliated licensees and sub-licensees throughout the world. The United States remains the Company's single largest market, representing 82.3% of total revenue in 2003. See Note 15 to the Consolidated Financial Statements for additional segment information and disclosures.

         The Company believes the broad underground pipe infrastructure market is growing and poised for even greater growth, after minimal growth over the last three years. The Company's existing and new trenchless products serve that market well. The Company's market presence and penetration are unmatched in the industry and give the Company strong advantages. Nevertheless, the Company expects the near-term sales environment to remain challenging with regard to bidding and pricing. World economic conditions could potentially disrupt and further soften the market for municipal contracts.

         The Company's financial strength also has provided a competitive advantage, and despite the recent financial results, the Company's balance sheet and cash flow remain strong. Management has and continues to hold cash generation by the Company's business units as a primary measure of performance and success. Strong cash flow is of critical importance as the Company rebuilds and grows, and management believes that it provides insight for the investors into the Company's real performance over time.

         The Company's financial performance has been challenging for three years due in part to poor economic conditions and increased competition. There were also two underperforming acquisitions, Kinsel and Elmore, which impacted the performance of the Company. In response to all of these factors, the Company took a series of cost-cutting measures, many of which were necessary and beneficial, but some of which had unintended adverse consequences, most notably significant reductions in the sales force and training. In 2003, the retirement of Anthony W. Hooper as Chief Executive Officer afforded the Board of Directors an opportunity for a change in the Company's strategic direction, as well as leadership. In the second quarter of 2003, Thomas S. Rooney, Jr. was appointed President of the Company to provide a fresh look at how to run the business. In the third quarter of 2003, Mr. Rooney assumed the role of Chief Executive Officer as well. In the fourth quarter, Christian G. Farman assumed the role of Vice President and Chief Financial Officer.

         Management has a renewed focus on excellence in all aspects of the business, and has begun a long-term plan to improve the operations and profitability of the Company. Management is rebuilding the Company's operations to develop a strong, reliable platform that increases the predictability of the Company's business by letting the Company anticipate market trends and avoid surprises with costs. This platform will improve visibility into the operations and markets by giving management a better understanding of the various operational units and cost drivers.

         The Company has identified several initiatives that management believes will reposition the Company to maintain its prominent status in its industry. In order to accomplish these initiatives, the Company will strategically invest money over the next two years. These initiatives are designed to accomplish cost reduction, product innovation, and business growth for the long term. Specifically, the Company will spend money on enhancing quality control and safety programs, training, logistics management and sales programs, which will impact all aspects of the business. In addition, there will be strategic investments in the areas of product innovation, particularly seeking methods to drive costs out of the business, to gain competitiveness. Some of the initiatives are already in the implementation phase, and the Company will continue to make planned investments to accomplish its goals. All of these investments will be tempered by the fact that the Company's most recent financial performance resulted in new debt covenants that place additional temporary restrictions on the use of cash, which are described more fully later. The Company expects the implementation of these initiatives to benefit the financial results in the first quarter of 2005, with the majority of the benefits becoming apparent later in 2005.

         Certain internal control deficiencies and financial statement adjustments became apparent as the Company closed out 2003. Management extended its internal reporting timetable in order to address the matters. Management has also taken the initiative to improve the necessary management and internal controls to further ensure that timely, quality financial information is produced. Some of the adjustments recorded at year-end 2003 are one-time items, and others indicate that there is an increased run rate that the Company needs to manage, such as periodic insurance costs. These adjustments are described in further detail below.

         The Company's balance sheet is sound and is improving. Debt covenants have been modified to give some temporary relief for the next five quarters. The Company's cash generating ability remains strong, and management is confident that the number of opportunities to improve stockholder value and create a stronger company are ever increasing.

FOURTH QUARTER AND YEAR-END 2003 ISSUES

         Key financial data for the fourth quarter of 2003 is as follows ($ in thousands):

                                                       Gross                      Operating
                                           Gross       Profit     Operating     Income (Loss)
Segment                    Revenues        Profit      Margin   Income (Loss)    Percentage
---------------------------------------------------------------------------------------------
Rehabilitation           $     90,983   $     13,736   15.1%    $     (8,028)       -8.8%
Tunneling                      25,439          2,221    8.7             (337)       -1.3
Tite Liner                      5,364          1,746   32.6              714        13.3
----------------------------------------------------------------------------------------
Total                    $    121,786   $     17,703   14.5%    $     (7,651)       -6.3%

         The following items represent significant adjustments that impacted the results of operations for the fourth quarter and fiscal year ended December 31, 2003 (in thousands):

Description                                                                 Pre-Tax      After Tax
---------------------------------------------------------------------------------------------------
Increase in casualty insurance and healthcare reserves                     $   (3,650)   $   (1,591)
Increase in reserve for potentially uncollectible accounts and claims          (1,354)         (590)
Write-downs and reserves against certain assets and discontinued
   operations                                                                  (2,569)       (1,128)
Tax provision and charges                                                        (649)       (2,279)
Other charges                                                                    (800)         (349)
                                                                           ------------------------
Total                                                                      $   (9,022)   $   (5,937)
                                                                           ========================

         The Company has analyzed the effects of the adjustments detailed above and determined that the impacts on prior periods were immaterial. While some adjustments did result from certain conditions evolving over time, they are not practically attributable to a prior period.

Operational Issues

         The fourth quarter of 2003 was a challenging period operationally for the Company. Coupled with the $5.1 million loss on a single project performed in Boston, Massachusetts, described below, there were sharp declines in activity and gross margin in North American rehabilitation from the prior year. Due to lower market activity with heightening competition, two regions in North American rehabilitation experienced a gross profit decline of $7.7 million. In addition, lower activity and depressed margins in the pipebursting and microtunneling business in the southeast and western United States led to a decline of $2.8 million in gross profit from fourth quarter 2002. European rehabilitation improved in terms of gross profit in the fourth quarter of 2003 by over $2.8 million which somewhat offset the other declines in the rehabilitation segment. The tunneling segment also experienced a decline of gross profit during the fourth quarter of 2003 of almost $4.0 million. Despite revenue increasing slightly over fourth quarter 2002, costs were significantly higher due to lower-margin projects in the current period, along with increases in insurance costs. In the prior year's fourth quarter, the tunneling segment benefited by favorable project closeouts. Tite Liner gross profit increased $0.4 million in the fourth quarter of 2003 due primarily to a revenue increase.

Boston Insituform CIPP Process Project

         In the fourth quarter of 2003, the Company recorded $5.1 million (pre-tax) in estimated costs associated with removing and re-installing approximately 4,500 feet of Insituform CIPP Process liner in Boston, Massachusetts. The recorded costs are net of $750,000 of insurance recovery proceeds that are probable of receipt during 2004.

         In August 2003, the Company began an Insituform CIPP Process installation in Boston. The $1 million project required the Company to line 5,400 feet of a 109-year-old 36 to 41-inch diameter unusually-shaped hand-laid rough brick pipe. Many aspects of this project were atypical of the Company's normal CIPP Process installations. The owner rejected approximately 4,500 feet of the liner and all proposed repair methods. All rejected liner has been removed. Approximately 425 feet of liner has been re-installed and appears acceptable to the owner. The Company is continuing to re-install the remaining liner portions, which is expected to be completed in April or May 2004.

         The Company has a "Contractor Rework" special endorsement to its primary comprehensive general liability insurance policy. The Company has filed a claim with its primary insurance carrier, who has informally advised the Company that it will indemnify the Company under the special endorsement. The primary coverage is $1 million, less a $250,000 deductible. Because $750,000 of insurance recovery proceeds from the primary insurance carrier are expected to be received promptly, they were offset against the total estimated costs associated with the liner removal and re-installation.

         The Company has excess comprehensive general liability insurance coverage. The excess insurance coverage is in an amount far greater than the estimated costs associated with the liner removal and re-installation. The Company believes the "Contractor Rework" special endorsement applies to the excess insurance coverage, it has already incurred costs in excess of the primary coverage and it has put its excess carrier on notice. The excess insurance carrier denied coverage in writing without referencing the "Contractor Rework" special endorsement, and subsequently indicated that it does not believe that the "Contractor Rework" special endorsement applies to the excess insurance coverage.

         On March 10, 2004, the Company filed a lawsuit in Massachusetts against its excess insurance carrier for its failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage. Because of the uncertainties in litigation and although the Company is vigorously pursuing a full recovery of the loss, the Company does not believe that it is prudent at December 31, 2003 to offset all or any part of the potential excess carrier insurance recovery proceeds, if any, against the estimated costs associated with the liner removal and re-installation.

Casualty Insurance and Healthcare Reserves

         The $3.7 million pre-tax adjustment to casualty insurance and healthcare reserves included an adjustment to the insurance deductible claims reserve of $3.0 million and a $0.7 million adjustment to the health benefits accrual. The Company increased its insurance deductible claims reserve after receiving updated actuarial analyses as of December 31, 2003 from the Company's insurance consultants. The Company initiated a large-deductible plan on its liability and casualty insurance policies in 2001 and has continued to adjust its accruals as longer self-insurance history yields better actuarial estimates of the total liability. The Company believes it was necessary to reserve an amount sufficient to cover any unreported casualty losses for which the Company will be liable for the deductible. The latest actuarial estimates received by the Company indicated an increase in the Company's loss experience in the second half of 2003. The Company is also self-insured for health benefits for its employees and reserves an amount to cover unsubmitted claims. During 2003, the Company experienced rising healthcare costs. Management determined that a higher reserve was indicated to sufficiently cover unsubmitted claims based on actuarial data received from one of the Company's insurance consultants in the fourth quarter of 2003 and increased its healthcare reserves by $0.7 million.

Reserve for Potentially Uncollectible Accounts and Claims

         The Company recorded $1.4 million in bad debt expense during the fourth quarter of 2003, of which approximately $0.6 million related to the rehabilitation segment and $0.8 million related to the tunneling segment. The accounts receivable aging in the rehabilitation segment continued to deteriorate in the fourth quarter of 2003. The Company performed a rigorous analysis of specific accounts receivable by region. This analysis involved both corporate financial and regional rehabilitation management. Specific identified accounts whose collectibility was deemed doubtful were reserved, although the Company will continue to actively pursue collection. The tunneling segment's $0.8 million reserve related to several previously recorded customer claims (from 2002 and early 2003) for which collection at originally expected amounts was no longer considered probable. Write-downs and Reserves Against Certain Assets and Discontinued Operations

         The Company wrote down certain assets by $2.6 million during the fourth quarter of 2003. The write-down consisted of $0.8 million in fixed assets, $0.3 million in computer software, and $1.5 million in certain assets related to discontinued operations.

         The Company performed a review of its fixed assets and computer software. The fixed asset review was conducted on all individual pieces of machinery and equipment over $50,000 in original value, which covered 85% of the overall net book value of the Company's machinery and equipment. A reconciliation of these fixed assets recorded on the general ledger to supporting detail records and fixed assets on hand resulted in a $0.8 million reduction in the carrying value of such fixed assets. The Company is planning to take a complete physical inventory of its fixed assets in 2004, which will include a review of items below $50,000, representing the remaining 15% of net book value of machinery and equipment as of December 31, 2003. In addition, the Company concluded that a component of software was rarely used, was impaired and should be written off in the amount of $0.3 million.

         The $1.5 million reserve against certain assets related to discontinued operations included approximately $1.1 million of notes receivable received in the prior year as part of the sale of certain of the Company's discontinued operations. Given the weakening financial position of the issuer of the notes, collection of the notes is doubtful. The $1.1 million charge has been reflected in continuing operations. The Company also recorded an additional charge to discontinued operations of $0.4 million to adjust the carrying values of remaining discontinued assets.

Tax Provision and Charges

         Certain adjustments were recorded to the Company's income and other tax reserves at December 31, 2003. Due to continuing losses in the Company's operations in France and Belgium, it was determined that a full valuation allowance was necessary primarily relative to the realization of net operating loss carryforwards, thereby increasing income tax expense by $0.8 million.

         In analyzing its tax return to tax provision differences, the Company determined that additional taxes were required to be provided relative to the Company's meals and entertainment tax deductions, increasing income tax expense by $1.0 million. In addition, the Company also determined that increased accruals were necessary for use tax and fuels tax in certain state jurisdictions, increasing cost of revenues by $0.6 million and tax expense by $0.2 million, respectively.

Other Charges

         Other charges include write-downs of the Company's investment in a foreign joint venture by $0.8 million due to continuing losses of its operations and adjustments to the Company's prepaid expense accounts and other smaller adjustments to reserves and the uninvoiced vouchers accrual which in the aggregate were offsetting.

         Also in the third and fourth quarter of 2003, the Company replaced its Chief Executive Officer and Chief Financial Officer, respectively. The Vice President - North America also left the Company during the third quarter of 2003. Severance charges for these positions were $1.6 million, and recruitment fees for the present Chief Executive Officer and Chief Financial Officer were $0.3 million. Approximately $0.3 million was incurred in the fourth quarter in severance and recruiting costs.

Debt Restructuring

         The negative results of the fourth quarter of 2003 caused the Company to be out of compliance with various financial covenants under its debt agreements which have since been amended so that the Company is in compliance. See the Liquidity and Capital Resources section for discussion of the amended debt agreements.

RESULTS OF OPERATIONS

Consolidated

($ IN THOUSANDS)                               2003             2002            2001
                                           ----------------------------------------------
Revenues                                   $    487,272     $    480,358    $    445,310
Gross Profit                                    102,658          125,622         124,848
Gross Profit Margin                                21.1%            26.2%           28.0%
Selling, General and Administrative              79,733           68,049          66,955
Amortization Expense                              1,595            1,433           7,001
Restructuring Charge                               (261)           2,458           4,127
Impairment Charge                                     -            3,499               -
Operating Income                                 21,591           50,183          46,765
Operating Income Percentage                         4.4%            10.4%           10.5%

2003 Compared to 2002

         Consolidated revenues from continuing operations increased 1.4% to $487.3 million for 2003 compared to 2002 revenues of $480.4 million. Tunneling revenues increased 15.9% or $13.7 million in 2003, and Tite Liner revenues increased 25.5% or $4.2 million, but 2003 rehabilitation revenues declined 2.9% or $11.0 million, compared to 2002. The effects of 2003 and 2002 acquisitions added $22.2 million of revenues in 2003. Gross profit decreased $23.0 million to $102.7 million. Gross profit margins decreased from 26.2% to 21.1% in 2003 versus 2002. There were two major North American rehabilitation regions which performed significantly below historical levels due to heightening competition and lower pricing along with lower market activity. Revenues and gross profit fell by $18.8 million and $17.4 million, respectively, from 2002 in these regions. In addition, as stated earlier, the Company recorded $5.1 million (pre-tax) in estimated costs associated with removing and reinstalling an Insituform CIPP Process liner in Boston, Massachusetts. The Company's pipebursting activities in the southeast United States declined in 2003 due primarily to the loss of unreleased term contract backlog. The gross profit decline in this activity was $11.4 million. The tunneling segment's gross profit declined $6.3 million due primarily to performance issues in projects acquired from Elmore which carried over from 2002.

These projects were completed early in 2003 and did not affect profitability in the second half of 2003. Growth in the western United States region of $5.4 million contributed positively to gross profit due to improved revenue and productivity. The European operations also improved in terms of gross profit in the amount of $4.3 million due to positive contributions from acquisitions in the United Kingdom and Switzerland, coupled with market improvements and strong European currency translation effects.

         Selling, general and administrative expenses increased 17.2% to $79.7 million in 2003 compared to $68.0 million in 2002. Several factors contributed to the increase in selling, general and administrative expenses. In the Elmore division of Affholder, selling, general and administrative expenses increased $0.9 million primarily due to the reserve of $0.8 million in claims for certain change orders that were considered uncollectible at the end of 2003. The base operations of the tunneling business also increased selling, general and administrative expenses by $0.8 million in 2003 as a result of adding critical project management personnel to support revenue growth. Corporate expenses in 2003 included $1.6 million in severance recorded for changes in executive management. Bad debt expense increased by $1.5 million and adjustments to the Company's insurance reserves based on deteriorating experience and updated actuarial information added $3.7 million in expense. Various acquisitions during the year added $1.3 million of expenses, which consisted primarily of compensation.

2002 Compared to 2001

         Consolidated revenues of $480.4 million in 2002 represented a 7.9% increase compared to 2001 revenues of $445.3 million due primarily to growth in the tunneling segment with additional contributions from rehabilitation. Increases in rehabilitation and tunneling revenues were partially offset by a $10.7 million decline in Tite Liner revenues. The acquisition of Elmore added $20.7 million to 2002 revenues. Gross profit increased by 0.6% to $125.6 million. Gross profit margin decreased from 28.0% to 26.2% in 2002 versus 2001 due to decreased gross profit margins in the rehabilitation segment.

         Selling, general and administrative expenses were $68.0 million, an increase of 1.6% compared to $67.0 million in selling, general and administrative expenses in 2001. This reflects the operation of the Kinsel business for two more months in 2002 than in 2001 and the May 2002 purchase of the Elmore operations, the combined impact being a $2.7 million increase. The elimination of amortization expense related to goodwill beginning in 2002 positively impacted operating income. Goodwill amortization pre-tax was $6.2 million in 2001. After restructuring and intangible asset impairment charges of $2.5 million and $3.5 million, respectively, in 2002, operating income was $50.2 million in 2002, representing an increase of 7.3% over 2001 operating income, which included a $4.1 million restructuring charge.

Rehabilitation Segment

($ IN THOUSANDS)                               2003             2002            2001
                                           ----------------------------------------------
Revenues                                   $    366,690     $    377,674    $    369,219
Gross Profit                                     84,215          101,766         107,809
Gross Profit Margin                                23.0%            26.9%           29.2%
Selling, General and Administrative              69,313           59,871          60,800
Amortization Expense                                698              731           6,691
Restructuring Charge                               (261)           2,458           4,127
Impairment Charge                                     -            3,499               -
Operating Income                                 14,465           35,208          36,191
Operating Income Percentage                         3.9%             9.3%            9.8%

         Rehabilitation revenues decreased $11.0 million to $366.7 million in 2003 from $377.7 million in 2002. The decline in revenue is due primarily to reduced activity of approximately $18.8 million in two major regions in North American rehabilitation that resulted from lower backlog due to less market activity, and reduced pricing derived from increased competition and lower municipal spending. The pipebursting and other rehabilitation operations of Kinsel suffered a $4.5 million, or 8.3%, decline in 2003 primarily due to the loss of unreleased term contract backlog on a major contract and lower demand. North American rehabilitation revenues were boosted by the acquisition of East, which contributed $2.7 million to 2003 revenue. The decline in North American rehabilitation revenues was partially offset by an $11.6 million, or 24.3%, increase in rehabilitation revenues in the Company's European rehabilitation business. The Company's June 2003 acquisition of certain assets of Sewer Services, Ltd. added $2.5 million to Europe's 2003 revenues. The November 2003 acquisition of the Company's remaining interest in Ka-Te Insituform added $1.8 million in revenues. One large job in the Netherlands and stronger activity in other European regions in the second half of 2003 added approximately $7.5 million in revenues in 2003.

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

         Rehabilitation gross profit in 2003 decreased $17.6 million, or 17.2%, to $84.2 million, from $101.8 million in 2002. Gross profit margins decreased to 23.0% in 2003 from 26.9% in 2002. Gross profit was adversely affected by the lower activity in two major regions in North American rehabilitation. The total decline from 2002 of gross profit in these regions exceeded $17.4 million. As noted earlier, the Company also experienced a loss of $5.1 million related to the removal and reinstallation of an Insituform CIPP Process liner in Boston, Massachusetts. The Company's pipebursting and other rehabilitation operations of Kinsel also suffered gross profit declines in 2003 of $11.4 million related to lower volume from reduced backlog. These decreases were partially offset by increases in the western region of the United States which contributed $5.4 million in additional gross profit over 2002. The Company also experienced higher costs related to casualty, workers compensation and healthcare insurance caused by increased claims and cost of premiums in 2003 of approximately 25%. Gross profits in Europe increased 36.8%, or $4.3 million, in 2003 compared to 2002 due to a slight increase in gross profit margin percentage coupled with volume growth in substantially all operations in the United Kingdom and Switzerland.

         Gross profit for rehabilitation decreased 5.6% to $101.8 million in 2002 from $107.8 million in 2001. Gross profit margins also decreased to 26.9% from 29.2% over the same time period. Rehabilitation margins in both North America and Europe drove the decrease, with gross profit dollars eroding 1.6% and 25.7% in each region, respectively. Aggressive pricing in the northeastern United States combined with increased use of subcontractors was the primary cause for the North American decline while pricing pressure and a weak market, primarily in France, resulted in inefficient crew utilization and tighter margins in the European operations.

         In 2003, selling, general and administrative expenses in the rehabilitation segment increased $9.4 million, or 15.8%, to $69.3 million, compared to $59.9 million in 2002. In 2003, the Company recorded $1.6 million in severance costs recognized after changes in the Company's senior management. The Company increased its insurance reserves due to higher premiums and recent actuarial analyses performed by consultants which indicated increased claims. The Company recorded an additional $1.5 million in bad debt expense, as previously noted. Acquisitions during the year added $1.3 million of expenses, consisting primarily of compensation.

         Selling, general and administrative expenses in the rehabilitation segment were $59.9 million in 2002, a 1.5% decrease compared to 2001 selling, general and administrative expenses of $60.8 million.

Although the decrease appeared minor, selling, general and administrative expenses for 2002 are inclusive of incentive compensation accruals not recognized in 2001 due to performance. Significant improvements were achieved in Europe in 2002 where initiatives to cut overhead intensified. Kinsel operations also experienced a decrease in selling, general and administrative expenses in spite of two additional months of expense as they became more integrated into the overall cost structure of the Company.

         Amortization expense remained relatively stable during 2003. Some intangible assets were written off during 2002, causing lower amortization during 2003. This was offset by the amortization of intangible assets associated with the acquisition of the business and certain assets of East in September 2003, which added $0.2 million.

         Amortization expense decreased to $0.7 million in 2002 from $6.7 million in 2001 due to the elimination of goodwill amortization.

         Rehabilitation operating income decreased 58.9% to $14.5 million in 2003, compared to $35.2 million in 2002 based on the various factors discussed above.

         Rehabilitation operating income was $35.2 million in 2002, a 2.7% decrease compared to 2001 operating income of $36.2 million. Operating income includes $3.5 million of asset impairment charges and $2.5 million of restructuring charges in 2002, and $4.1 million of restructuring charges in 2001. The decrease is due primarily to the 2.3 percentage point drop in gross margin percentage that the cessation of goodwill amortization in 2002 and improvements in administrative overhead costs could not fully offset.

Tunneling Segment

($ IN THOUSANDS)                               2003            2002            2001
                                           ---------------------------------------------
Revenues                                   $    100,020    $     86,297    $     49,019
Gross Profit                                     11,946          18,260           8,880
Gross Profit Margin                                11.9%           21.2%           18.1%
Selling, General and Administrative               7,402           5,703           3,125
Amortization Expense                                588             392               -
Operating Income                                  3,956          12,165           5,754
Operating Income Percentage                         4.0%           14.1%           11.7%

         Tunneling revenues increased 15.9% to $100.0 million compared to $86.3 million in 2002. High productivity on jobs in Dallas, Chicago and St. Louis contributed significantly to tunneling revenues during 2003. Revenues in the Elmore division declined $5.6 million due to a focus in the first two quarters of 2003 on completing the projects acquired with Elmore in 2002. As a result, the Elmore division experienced low backlog, and therefore lower revenues for the first two quarters of 2003.

         Tunneling revenues increased 76.0% to $86.3 million in 2002 compared to $49.0 million in 2001. Elmore operations, newly acquired in 2002, contributed $20.7 million or approximately half of the total increase. The remaining increase was a result of the Company's strategic focus on further penetrating the tunneling market based on market opportunities recognized in 2001 and continuing in 2002.

         Gross profit decreased 34.6% to $11.9 million in 2003, compared to $18.3 million in 2002. Gross profit margins decreased to 11.9% from 21.2% in 2002. The decrease in gross profit and gross profit margin was due primarily to performance issues in projects acquired with Elmore that carried over from 2002. Early in the second quarter of 2003, new management was put into place for Elmore, and the operations became more integrated into Affholder. The focus of the new management team was to complete the jobs acquired with Elmore in 2002. These jobs were substantially completed by the end of the third quarter of 2003. During the third quarter of 2003, management's focus shifted to building profitable backlog.

         Gross profit in 2002 was $18.3 million, a 105.6% increase compared to 2001 gross profit of $8.9 million. Elmore's contribution to gross profit was less significant than its revenue contributions. Gross profit margin increased to 21.2% in 2002 compared to 18.1% in 2001. The margin percentage increase is primarily a result of positive adjustments at the close out of some large jobs.

         Selling, general and administrative expenses increased $1.7 million or 29.8% to $7.4 million in 2003 compared to $5.7 million in 2002. Selling, general and administrative expenses in the Elmore division of tunneling increased $0.9 million primarily due to the reserve of $0.8 million in claims for certain change orders that were considered uncollectible at the end of 2003. The base operations of the tunneling business also increased selling, general and administrative expenses by $0.8 million as a result of adding critical project management personnel to support revenue growth.

         Selling, general and administrative expenses increased 82.5% to $5.7 million in 2002 compared to $3.1 million in 2001. Most of the increase was due to the acquisition of Elmore, with the remainder from additional incentive compensation and support costs for segment growth. Selling, general and administrative expenses as a percentage of revenue increased to 6.6% in 2002 compared to 6.4% in 2001.

         Amortization expense was $0.6 million in 2003 compared to $0.4 million in 2002. This reflected a full year of amortization of covenants not to compete acquired as part of the Elmore acquisition compared to eight months in 2002. Tunneling had no amortization expense prior to the Elmore purchase.

         Operating income decreased $8.2 million to $4.0 million in 2003 compared to $12.2 million in 2002 as a result of the factors discussed above.

         Operating income was $12.2 million in 2002, a 111.4% increase over 2001 operating income of $5.8 million as a result of the factors discussed above.

         All of the contracts acquired from Elmore were completed during 2003. The problems experienced by Elmore are not expected to continue into 2004, and tunneling segment performance is expected to more closely mirror the performance experienced by Affholder. In the market, there is more work available than the entire industry's capacity. Therefore, we expect to see continued growth in backlog. However, due to the time lag between an order and revenue recognition, growth in revenues, gross profit margin and operating income may not follow until the fourth quarter of 2004 or later.

Tite Liner Segment

($ IN THOUSANDS)                               2003            2002            2001
                                           ---------------------------------------------
Revenues                                   $     20,562    $     16,387    $     27,072
Gross Profit                                      6,498           5,596           8,159
Gross Profit Margin                                31.6%           34.1%           30.1%
Selling, General and Administrative               3,018           2,476           3,030
Amortization Expense                                310             310             310
Operating Income                                  3,170           2,810           4,820
Operating Income Percentage                        15.4%           17.1%           17.8%

         Tite Liner revenues increased 25.5%, or $4.2 million, to $20.6 million in 2003 compared to $16.4 million in 2002. Tite Liner revenues responded to higher oil prices in 2003, which created greater demand for Tite Liner and caused the increase in revenues in 2003 compared to 2002.

         Tite Liner revenues in 2002 were $16.4 million, a 39.5% decrease from 2001 revenues due primarily to continued decreases in demand from mining services.

         Gross profit increased $0.9 million to $6.5 million in 2003 compared to $5.6 million in 2002. However, gross profit margin slipped to 31.6% in 2003 from 34.1% in 2002. Gross profit was higher in 2003 due to higher volume. Gross profit margin was lower due to the completion of a significant project in South America in 2002, resulting in a higher gross margin in 2002. In addition, a larger project with a lower margin began in 2003 and contributed to the segment's lower gross profit margin.

         Gross profit was $5.6 million in 2002, a decrease of 31.4% compared to $8.2 million in gross profit in 2001. The decrease is almost solely based on the lower revenues in 2002 versus 2001. Gross profit margin increased, however, in 2002 to 34.1% due primarily to the favorable impact from closing out the large project in South America.

         Selling, general and administrative expenses were $3.0 million in 2003 compared to $2.5 million in 2002 due to higher corporate overhead costs allocated to Tite Liner in 2003. Selling, general and administrative expenses as a percentage of revenue remained relatively stable at 14.7% in 2003 compared to 15.1% in 2002.

         Selling, general and administrative expenses were $2.5 million for Tite Liner in 2002, representing a 18.3% reduction compared to 2001 selling, general and administrative expenses of $3.0 million. Much of this improvement was the result of the scaling back of Tite Liner operational costs as well as a smaller allocation of corporate overhead to the business unit given the reduction in segment revenues. Selling, general and administrative expenses as a percentage of revenue increased to 15.1% in 2002 from 11.2% in 2001 due to lower revenues in 2002.

         Operating income increased $0.4 million to $3.2 million in 2003, compared to $2.8 million in 2002 as a result of the factors discussed above.

         Operating income for the Tite Liner business unit decreased 41.7% to $2.8 million in 2002, compared to $4.8 million in 2001 as a result of the factors discussed above.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

         During the third quarter of 2003, the Company reversed $0.3 million in reserves recorded during the third quarter of 2002 and the fourth quarter of 2001. These reserves are described in the following paragraphs. Nearly all of the reversal came from the reserve recorded in the third quarter of 2002.

         The Company recorded two special charges in the third quarter of 2002. The first was a pre-tax charge of $2.5 million related to restructuring efforts. Of this amount, $1.3 million related to the elimination of 75 positions, primarily in sales and administrative functions. An additional $1.2 million related to the write-down of information technology assets, lease cancellations, and disposal of certain identifiable fixed assets, primarily at the corporate level. As of December 31, 2002, the remaining liability related to the restructuring charge was $1.1 million, $0.8 million of which related to expected future severance costs.

         The Company also took a charge in the third quarter of 2002 related to a write-down of intangible assets. The pre-tax charge totaled $3.5 million and related primarily to patents, trademarks, license and non-compete intellectual property assets that the Company deemed to be impaired based on recent business decisions and other circumstances. The asset write-down has reduced amortization expense by approximately $0.5 million annually before tax. The impairment analysis was conducted in accordance with SFAS 144, "Accounting for the Disposal of Long-Lived Assets," which the Company early adopted in 2001. See Note 6 to the Consolidated Financial Statements regarding intangible asset impairment.

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

OTHER INCOME/EXPENSE

         Interest expense increased $0.3 million to $8.2 million in 2003 compared to $7.9 million in 2002. This was due primarily to the placement of $65.0 million of Senior Notes, Series 2003-A, on April 24, 2003 at a rate of 5.29% per annum.

         Interest expense was $7.9 million in 2002, a 15.3% decrease compared to 2001 interest expense of $9.3 million. The decrease was primarily a result of a reduction in borrowing levels in 2002 and lower variable interest rates attached to short-term borrowings.

         Other expense was $1.3 million in 2003 compared to other income of $3.1 million in 2002. Other income in 2002 included a $1.2 million gain on the sale of a real estate investment, while 2003 included losses of $1.4 million on sales and disposals of certain assets and the previously noted $1.1 million reserve for certain notes receivable related to the prior year sale of discontinued operations and recorded in continuing operations in the fourth quarter of 2003. Interest income decreased to $1.5 million in 2003 compared to $1.9 million in 2002 due to lower interest rates in 2003.

         Other income increased 32.3% to $3.1 million in 2002 versus 2001 primarily due to the $1.2 million gain on the sale of a real estate investment acquired with Kinsel. This represented a $0.7 million increase over other income of $2.3 million in 2001. Interest income decreased $0.3 million in 2002 on lower interest rates on cash. Other income decreased 38.1%, or $1.4 million, to $2.3 million during 2001. This was primarily due to a decline of four percentage points in market rates of return on the Company's short-term investments.

INCOME TAXES

         The Company's effective tax rate (including discontinued operations) for 2003 was 59.4% compared to 38.5% in 2002. The Company has several permanent adjustments to book income which require a fixed provision for income taxes regardless of the level of income for financial reporting purposes. Since the effective rate is a ratio of income tax to income before taxes, the significant drop in income before taxes in 2003 compared to 2002 greatly contributed to the increase in the effective rate.

         As previously discussed, there were two permanent items in 2003 that significantly contributed to the rate increase. In the fourth quarter of 2003, the Company determined that some net operating losses carried on the books as deferred tax assets may not be realizable under the guidelines of SFAS 109. Therefore, the Company incurred additional tax expense in 2003 by recording a valuation allowance of approximately $0.8 million on these assets. These net operating losses mainly related to losses incurred in France and Belgium. In addition, in analyzing provision to return matters, the Company determined in the fourth quarter of 2003 that additional taxes were required to be provided for meals and entertainment expense deducted for financial reporting purposes but which are non-deductible for tax.

         The Company's effective tax rate for 2002 decreased to 38.5% compared to 39.4% in 2001. This was primarily due to the Company's adoption of SFAS 142 as detailed in Note 8 to the Consolidated Financial Statements. This statement provides that goodwill should not be amortized but be tested for impairment annually, or more frequently, if circumstances indicate potential impairment. Management determined that there was no impairment to goodwill as of December 31, 2002 and therefore, no expense for goodwill through amortization or otherwise was recorded in 2002 for financial reporting purposes. The favorable effect on the rate as a result of the adoption of SFAS 142 was offset by some degree by a potential non-deductible OSHA penalty in relation to an Iowa job site accident.

         See Note 12 to the Consolidated Financial Statements regarding taxes on income.

MINORITY INTEREST AND EQUITY IN EARNINGS OF AFFILIATED COMPANIES

         Minority interest in net income was $0.2 million in 2003 and 2002. On July 31, 2003, the Company purchased the remaining third party minority interest in Video Injection, a France-based company specializing in robotic pipe inspection. In 2003, equity in earnings of affiliates was a $0.4 million loss due principally to increased losses in the Company's joint venture in Italy, coupled with a reduction as a result of the acquisition of the remaining shares in the Company's joint venture in Switzerland, Ka-Te Insituform, in November 2003.

         Minority interest in net income was $0.2 million in 2002, a 45.1% decrease from 2001 minority interest in net income of $0.3 million. The decrease was due to lower profitability in Insituform Linings and Video Injection, both majority-owned European operations. Equity in earnings of affiliated companies decreased 26.3% to $0.8 million in 2002 compared to $1.1 million in 2001. The decrease primarily resulted from the discontinued affiliation with a joint venture partner in the third quarter of 2002.

DISCONTINUED OPERATIONS

         During the fourth quarter of 2001, the Company made the decision to sell certain operations related to the Kinsel acquisition. Accordingly, the Company classified as discontinued the wastewater treatment plant, commercial construction and highway operations acquired as part of the Kinsel acquisition. These operations were not consistent with the Company's operating strategy of providing differentiated trenchless rehabilitation and tunneling services. The Company completed the sale of the wastewater treatment plant construction operations effective January 1, 2002. The Company received $1.5 million in cash and a $2.0 million note for a total sale price of $3.5 million, resulting in an immaterial loss on the sale. During the third quarter of 2002, the Company sold the heavy highway operations for $2.6 million in cash and $1.5 million in notes, resulting in a pre-tax gain of $1.5 million, or $0.9 million after-tax. In addition, the Company completed the sale of certain contracts and assets of the highway maintenance operations during the fourth quarter of 2002 for certain assumed liabilities, $1.4 million in cash and a $1.5 million subordinated note, with no material gain or loss on the sale. Pursuant to the terms of the sale agreements described above, the Company retained responsibility for some uncompleted jobs, which has resulted in the absorption of additional trailing costs. The Company substantially completed these jobs in the second quarter of 2003. This completes the disposition of all material assets classified as discontinued pursuant to the acquisition of Kinsel.

         The Company negotiated settlements, without litigation, during the first quarter of 2003 between the Company and the former Kinsel owners, and the Company and the purchasers of the wastewater treatment plant operations acquired from Kinsel. The Company made various claims against the former shareholders of Kinsel, arising out of the February 2001 acquisition of Kinsel and Tracks. Those claims were settled in March 2003 without litigation. Under the terms of the settlement, 18,891 shares of

Company common stock and all of the promissory notes, totaling $5.4 million in principal (together with all accrued and unpaid interest), issued to former Kinsel shareholders in connection with the acquisition, were returned to the Company from the claim collateral escrow account established at the time of acquisition. The remaining 56,672 shares of Company common stock held in the escrow account were distributed to the former Kinsel shareholders. The settlement of the escrow account primarily related to matters associated with Kinsel operations that have been sold and presented as discontinued operations. In January 2003, the Company received notice of multiple claims, totaling more than $3.5 million, from the buyer of the former Kinsel wastewater treatment division. The claims arose out of the January 2002 sale of the Kinsel wastewater treatment division and alleged the valuation of the assets sold was overstated. These settlements resulted in a $1.0 million pre-tax non-operating gain recorded in the results of continuing operations and a net pre-tax $1.1 million gain in discontinued operations for the quarter ended March 31, 2003.

         Revenues from discontinued operations were $2.6 million in 2003, compared to $22.6 million in 2002. Loss from discontinued operations was $1.1 million compared to a loss of $5.9 million in 2002. The lower activity in discontinued operations in 2003 is due to the winding down of discontinued operations.

NET INCOME/EARNINGS PER SHARE

         Net income decreased by 84.6% in 2003 to $3.5 million compared to $22.7 million in 2002. Return on revenue has declined in each of the last three years from 0.7% in 2003, 4.7% in 2002, and 5.6% in 2001. Return on average shareholders equity was 1.3% in 2003, 8.7% in 2002 and 12.0% in 2001. These results include losses from discontinued operations of $1.1 million, $5.9 million and $0.1 million in 2003, 2002 and 2001, respectively. Also included was an intangible asset impairment charge of $3.5 million and a restructuring charge of $2.5 million in 2002, and a restructuring charge of $4.1 million in 2001. In 2003, weaker operating results in the rehabilitation and tunneling segments, expenses related to the removal and reinstallation of an Insituform CIPP Process liner in Boston, increases in bad debt expense, other adjustments to insurance reserves based on recent cost experience and updated actuarial data, tax reserves and various other smaller asset write-offs affected 2003 results.

         Net income declined by 8.8% in 2002 to $22.7 million from $24.9 million in 2001. Net income in 2001 had decreased 28.8% from 2000 net income of $34.9 million. The results included $5.9 million and $0.1 million in losses from discontinued operations in 2002 and 2001, respectively. These results also included the impact of a $2.5 million restructuring charge and $3.5 million intangible asset write-down in 2002 and a $4.1 million restructuring charge in 2001, all amounts before tax.

         Diluted earnings per share were $0.13 for 2003, down 84.7% from diluted earnings per share of $0.85 in 2002. Discontinued operations, which had a $0.22 adverse impact on diluted earnings per share in 2002, had an adverse impact of $0.04 on 2003 diluted earnings per share.

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

REVENUE RECOGNITION - PERCENTAGE-OF-COMPLETION METHOD

         The Company recognizes revenues and costs as construction and installation contracts progress using the percentage-of-completion method of accounting, which relies on total expected contract revenues and estimated total costs. Under this method, estimated contract revenues and resulting gross profit margin are recognized based on actual costs incurred to date as a percentage of total estimated costs. The Company follows this method since reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and gross profit are subject to revisions as the contract progresses to completion. Total estimated costs, and thus contract gross profit, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, customer needs, customer delays in providing approvals, labor availability, governmental regulation and politics may also affect the progress and estimated cost of a project's completion and thus the timing of revenue recognition and gross profit. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. When current estimates of total contract costs indicate that the contract will result in a loss, the projected loss is recognized in full in the period in which the loss becomes evident. Revenues from change orders, extra work, variations in the scope of work and claims are recognized when realization is reasonably assured, and at estimated recoverable amounts.

         Many of the Company's contracts provide for termination of the contract at the convenience of the customer. If a contract were terminated prior to completion, the Company would typically be compensated for progress up to the time of termination and any termination costs. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met as the result of circumstances that are within the Company's control. Losses on terminated contracts and liquidated damages have historically not been significant.

RETAINAGE

         Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of revenue earned and billed by the Company but held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract. See Note 2 to the Consolidated Financial Statements regarding classification of current assets and current liabilities.

GOODWILL IMPAIRMENT

         Under Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets" (SFAS 142), the Company assesses recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Factors that could potentially trigger an impairment review include (but are not limited to):

         - significant underperformance of a segment or division relative to expected historical or projected future operating results;

         -    significant negative industry or economic trends; and

         -    significant changes in the strategy for a segment or division.

         In accordance with the provisions of SFAS 142, the Company calculates the fair value of its reporting units and compares such fair value to the carrying value of the reporting unit to determine if there is any indication of goodwill impairment. The Company's reporting units consist of North American rehabilitation, European rehabilitation, tunneling, and Tite Liner. To calculate reporting unit fair value, the Company utilizes a discounted cash flow analysis based upon, among other things, certain assumptions about expected future operating performance. The Company typically engages a third party valuation expert to assist in estimating reporting unit fair value. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in the Company's weighted average cost of capital, or changes in operating performance. An impairment charge will be recognized to the extent that the implied fair value of the goodwill balances for each reporting unit is less than the related carrying value.

DEFERRED INCOME TAX ASSETS

         The Company provides for estimated income taxes payable or refundable on current year income tax returns, as well as the estimated future tax effects attributable to temporary differences and carryforwards, in accordance with the Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 also requires that a valuation allowance be recorded against any deferred tax assets that are not likely to be realized in the future. The determination is based on the ability of the Company to generate future taxable income and, at times, is dependent on management's ability to implement strategic tax initiatives to ensure full utilization of recorded deferred tax assets. Should management not be able to implement the necessary tax strategies, the Company may need to record valuation allowances for certain deferred tax assets, including those related to foreign income tax benefits. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowances recorded against net deferred tax assets.

LONG-LIVED ASSETS

         Property, plant and equipment, goodwill and other identified intangibles (primarily licenses, covenants not to compete and patents) are recorded at cost and are amortized on a straight-line basis over their estimated useful lives. Changes in circumstances such as technological advances, changes to the Company's business model or changes in the Company's capital strategy can result in the actual useful lives differing from the Company's estimates. If the Company determines that the useful life of property, plant and equipment or its identified intangible assets should be shortened, the Company would depreciate or amortize the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation or amortization expense.

         Long-lived assets, including property, plant and equipment, and other intangibles, are reviewed by the Company for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors the Company considers important which could trigger an impairment review include:

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

         Such impairment tests are based on a comparison of undiscounted cash flows to the recorded value of the asset. The estimate of cash flow is based upon, among other things, assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Management makes estimates of the uncollectibility of the Company's accounts receivable. Management evaluates specific accounts where the Company has information that the customer may be unwilling or unable to pay the receivable in full. In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due in order to reduce the receivable to the amount that is expected to be collected. The specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. After all reasonable attempts to collect the receivable have been explored, the receivable is written off against the reserve. Based on the information available, the Company believes that the allowance for doubtful accounts as of December 31, 2003 is adequate. However, no assurances can be given that actual write-offs will not exceed the recorded reserve.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased $24.6 million, or 32.6%, to $100.0 million at December 31, 2003 compared to $75.4 million in cash and cash equivalents at December 31, 2002. As of December 31, 2003, the Company had $6.1 million in restricted cash balances, $4.6 million of which related to deposits as collateral for general liability and workers compensation insurance policies. The remaining $1.5 million related to deposits made as escrow for release of retention on specific projects being performed for certain municipalities and state agencies. Continuing operations contributed $29.4 million in operating cash flow to the Company. Operating cash flow comprised the most significant portion of the Company's total cash flow in the year ended December 31, 2003. Discontinued operations generated an additional $5.2 million in operating cash flow for overall operating cash flow of $34.6 million, up 31.9% from $26.2 million in operating cash flow for the year ended December 31, 2002. Working capital was $167.4 million at December 31, 2003, up 34.8% from the $124.2 million in working capital at December 31, 2002. This increase came primarily as a result of an increase in cash and cash equivalents of $24.6 million resulting from the positive operating cash flow in 2003 and the issuance of additional notes. Operating cash flow has historically been the most significant contributor to net cash flow and the Company expects this trend to continue into the foreseeable future.

         Cash and cash equivalents increased $0.7 million, or 1.0%, to $75.4 million at December 31, 2002 compared to $74.6 million in cash and cash equivalents at December 31, 2001. The cash balance at the end of 2002 included $4.0 million of cash and cash equivalents restricted in various escrow accounts. Continuing operations contributed $25.3 million in operating cash flow to the Company. Discontinued operations generated an additional $0.9 million in operating cash flow for overall operating cash flow of $26.2 million, down 24.8% from $34.8 million in operating cash flow for the year ended December 31, 2001. Operating cash flow comprised the most significant portion of the Company's cash flow in the year ended December 31, 2002. Working capital was $124.2 million at December 31, 2002, down 10.4% from the $138.7 million in working capital at December 31, 2001.

         The Company used $26.3 million on investing activities in 2003 compared to $13.3 million in 2002. In 2003, the Company used $5.5 million on the purchase of the business of East, $0.6 million for the purchase of additional assets from East, approximately $0.4 million for the purchase of specifically identified assets of Sewer Services, $0.8 million for the purchase of the remaining interest in Ka-Te Insituform, and $0.5 million for the remaining interest in Video Injection. Capital expenditures in 2003 were $19.9 million, the largest of which was $5.8 million for expansion of its Batesville, Mississippi, manufacturing facility. The Company received $1.4 million in proceeds from the sale of assets, but had no sales of investments or businesses during 2003.

         The Company used $13.3 million on investing activities in 2002 compared to $11.6 million in 2001. The Company engaged in several acquisition and disposal activities that had significant effects on cash flow. Total capital expenditures used $21.8 million in cash during 2002, a 30.9% increase when compared to $16.6 million in capital expenditures during 2001. Capital expenditures were primarily to sustain the equipment in the rehabilitation segment, and additional expenditures necessary to fuel growth in the tunneling segment. The Company expended $8.5 million, net of cash acquired, for the purchase of Elmore and received $5.4 million in cash from the sale of discontinued operations. Additionally, the Company received $1.9 million in cash for the sale of a real estate investment that it owned.

         Financing activities provided $12.9 million in cash for the year ended December 31, 2003, compared to $13.4 million used for financing activities for the year ended December 31, 2002. The Company received proceeds of $65.0 million from the placement of Senior Notes, Series 2003-A, in April 2003. The most significant use of cash during the year ended December 31, 2003 was $50.2 million for the repayment of long-term debt and notes payable. This includes repayment of $26.0 million on the Company's line of credit and notes payable and the regular annual payment of $15.7 million on the Company's Senior Notes, Series A. In addition, the Company repaid approximately $8.5 million related to other notes and capital lease obligations. The Company received $0.4 million in cash for the issuance of 39,231 shares of Company stock related to option exercises. In 1998, the Company authorized the repurchase of up to 2,700,000 shares of the Company's common stock to be made from time to time over five years in open market transactions. The amount and timing of purchases are dependent upon a number of factors, including the price and availability of the Company's shares, general market conditions and competing alternative uses of funds, and may be discontinued at any time. In October 1999, the Company increased the original authorization by an additional 2,000,000 shares of common stock. In April 2003, the Company indefinitely extended its repurchase program, which was due to expire in June 2003. The Company expended $1.6 million to purchase 120,300 shares of treasury stock during 2003. As of December 31, 2003, the Company had purchased 3,948,806 shares of treasury stock for a cumulative purchase price of $74.5 million under the stock buyback plan. See discussion below regarding the amended debt agreements and the related restriction on future stock buybacks.

         Financing activities used $13.4 million in cash for the year ended December 31, 2002, an increase of 13.4% over $11.8 million in cash used for financing activities for the year ended December 31, 2001. The most significant use of cash was $20.9 million for the repayment of long-term debt, a majority of which was the regular annual payment of $15.7 million on the Company's Senior Notes, as well as the payoff of several capital leases related to operations at Kinsel. The Company received $2.5 million in cash for the issuance of 205,280 shares of Company stock related to option exercises. The Company expended $5.2 million to purchase 249,500 shares of treasury stock during 2002. As of December 31, 2002, the Company had purchased 3,809,615 shares of treasury stock for a cumulative purchase price of $72.6 million under the stock buyback plan.

         Trade receivables and retainage totaled $115.7 million at December 31, 2003, up 8.4% from December 31, 2002 trade receivables and retainage of $106.7 million. The increase was primarily a result of the movement of unbilled receivables to trade receivables in the tunneling segment based on the production cycle. Based on the percentage-of-completion method of revenue recognition, work is typically started on large tunneling jobs and substantial costs are incurred and revenue recognized before billings can be issued, as was the case on three large tunneling jobs in Dallas, Chicago and St. Louis in late 2002. As production continues, these revenues are generated and the receivable is moved into trade receivables when billed. The tunneling segment has also seen accelerated collection of much of these receivables. This is evident in the fact that costs and estimated earnings in excess of billings in the tunneling segment decreased 52.2% from December 31, 2002 to $10.3 million at December 31, 2003. On a consolidated basis, the Company's costs and estimated earnings in excess of billings were down 24.1% from $36.7 million at December 31, 2002 to $27.9 million at December 31, 2003.

         The Company has entered into several contractual joint ventures in order to develop joint bids on contracts for its installation business, and for tunneling operations. In these cases, the Company could be required to complete the partner's portion of the contract if the partner is unable to complete its portion. The Company is at risk for any amounts for which the Company itself could not complete the work and for which a third party contractor could not be located to complete the work for the amount awarded in the contract. The Company continues to investigate opportunities for expanding its business through such structures. The Company has not experienced material adverse results from such arrangements.

         Effective March 12, 2004, the Company entered into an amended and restated bank revolving credit facility (the "Amended Credit Facility") that replaces its existing $75 million bank credit facility (the "Old Credit Facility"). The Amended Credit Facility provides a borrowing capacity of $25 million, any portion of which may be used for the issuance of standby letters of credit. The Company believed that the covenants contained in the Old Credit Facility unduly limited the Company in the operation of its business. In light of the Company's being out of compliance with certain debt covenants at December 31, 2003 and based on the determination that it did not anticipate using more than $25 million of its bank credit in the foreseeable future (primarily for standby letters of credit), the Company decided to amend the Old Credit Facility and consummate the Amended Credit Facility which subjects the Company to less restrictive covenants. The Amended Credit Facility matures on September 12, 2005.

         Under the Amended Credit Facility, the Company has paid a $25,000 closing fee and will pay a commitment fee equal to 0.4% per annum on the unborrowed balance at the end of each fiscal quarter. The Company will also pay a letter of credit fee of 2.25% per annum on the aggregate stated amount for each letter of credit that is issued and outstanding at the end of each fiscal quarter. Any loan under the Amended Credit Facility will bear interest at the rate equal to the Bank of America prime rate (currently set at 4.0% per annum). The Amended Credit Facility contains cross-default provisions to the Company's amended Senior Notes as summarized below.

         At December 31, 2003, the Company had an unborrowed balance under the Old Credit Facility of $69.8 million, and the commitment fee was 0.3%. The remaining $5.2 million was being utilized at year end for non-interest bearing letters of credit, the majority of which were collateral for insurance. The letters of credit under the Old Credit Facility will be transferred to the Amended Credit Facility and remain outstanding. The Company issued $4.2 million in additional letters of credit under the Amended Credit Facility relating to collateral for the benefit of its insurance carrier, bringing the total amount of letters of credit issued to $9.2 million at March 12, 2004. Since there were no interest-bearing borrowings under the Old Credit Facility at December 31, 2003, there had been no applicable interest rate determined under the facility.

         On March 12, 2004, the Company, with the requisite approval of the holders of the Company's Senior Notes, Series A, due February 14, 2007, and the Company's Senior Notes, Series 2003-A, due April 24, 2013, amended certain of the terms and conditions of the Senior Notes. In connection with the amendment, the Company paid the noteholders an amendment fee of 0.25%, or $0.3 million, of the outstanding principal balance of each series of Senior Notes. In addition, the interest rate on each series of Senior Notes increases by 0.75% per annum at closing, reducing by 0.25% per annum beginning on April 1, 2005 and by an additional 0.5% per annum beginning on April 1, 2006.

         Prior to the amendment, the Senior Notes, Series A, bore interest, payable semi-annually, at 7.88% per annum. At December 31, 2003, the outstanding principal amount under the Senior Notes, Series A, was $62.9 million. Each year through maturity the Company is required to make principal payments under the Senior Notes, Series A, of $15.7 million. Upon specified change in control events, each holder of the Senior Notes, Series A, has the right to require the Company to purchase its notes, without premium.

         Prior to the amendment, the Senior Notes, Series 2003-A, bore interest, payable semi-annually, at a rate of 5.29% per annum. At December 31, 2003, the outstanding principal amount under the Senior Notes, Series 2003-A, was $65.0 million. The principal amount of the Senior Notes, Series 2003-A, is due in a single payment on April 24, 2013. Upon specified change in control events, each holder of the Senior Notes, Series 2003-A, has the right to require the Company to purchase its notes, without premium. The proceeds of the Senior Notes, Series 2003-A, were used by the Company to pay off balances on the Old Credit Facility and to provide liquidity to the Company for general corporate purposes.

         The amended note purchase agreements of the Senior Notes, Series A, and the Senior Notes, Series 2003-A, and the Amended Credit Facility obligate the Company to comply with certain amended financial ratios and restrictive covenants through the end of the first quarter of 2005. These covenants, among other things, place limitations on operations, stock repurchases, dividends, capital expenditures, acquisitions and sales of assets by the Company and/or its subsidiaries and limit the ability of the Company and its subsidiaries to incur further indebtedness. On April 1, 2005, the financial covenants will revert to original covenants prior to the March 12, 2004 amendment.

         At December 31, 2003, the Company was out of compliance with certain of the debt covenants under the note purchase agreements, the Old Credit Facility and an insurance collateral agreement, but with the recent amendments, are now in compliance with all newly amended covenants. The Company believes it will be in compliance with the amended covenants in 2004 and beyond.

         As a result of the issuance of the $4.2 million in additional letters of credit under the Amended Credit Facility referenced above, the insurance collateral agreement was canceled, as it was no longer necessary and the related amount of restricted cash posted as insurance collateral will be released.

         In connection with the refinancing/amendments of its debt agreements as described above, the Company expects to record a charge to interest expense in the quarter ending March 31, 2004 of approximately $0.6 million relative to costs incurred for the refinancing/amendments, including the write-off of a portion of deferred financing fees.

         The Company's Euro Note, due July 7, 2006, bears interest, payable quarterly in January, April, July, and October of each year, at the rate per annum of 5.5%. Each year until maturity, the Company will be required to make principal payments of $1.0 million for which currency fluctuations will have an effect on the U.S. dollar payment amount. On December 31, 2003, the principal amount of the Euro Note outstanding was (euro)2.4 million, or $3.1 million.

         The Company believes it has adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets.

         In November 2003, the Company acquired the remaining interest of Ka-Te Insituform for approximately $2.2 million. Net of related party debt and shared accrued employee liabilities, cash paid by the Company was approximately $0.8 million.

         In September 2003, the Company acquired the business and certain assets of East for $5.5 million. East was the final remaining independent licensee of the Insituform CIPP Process and the NuPipe Process in North America. Certain selected assets such as equipment, inventory, backlog, licenses and an option to purchase certain additional assets were included in the acquisition. The Company exercised its option to purchase additional assets from East for $0.6 million. The purchase price for both the original purchase and the subsequent purchase of additional assets was paid entirely in cash. The purchase price has been allocated to assets acquired based on their respective fair values at the date of acquisition and resulted in intangible assets of $4.0 million, including licenses, purchased backlog and customer relationships.

         In July 2003, the Company purchased the remaining third party minority interest in Video Injection. The purchase price was $0.5 million and resulted in $0.3 million of additional goodwill.

         In June 2003, the Company completed the acquisition of the business of Sewer Services. The acquisition, with a price of $0.4 million, resulted in an increase of $0.1 million in goodwill.

         In May 2002, the Company acquired the business and certain assets and liabilities of Elmore for approximately $12.5 million. The acquisition was funded primarily through $8.5 million in cash, the settlement of debt owed by Elmore to the Company, and the assumption of additional liabilities.

         In February 2001, the Company acquired Kinsel for approximately $80.0 million. The acquisition was funded primarily through issuance of 1,847,165 shares of the Company's common stock from treasury, cash and the issuance of a $5.4 million note to the sellers.

         See Note 3 to the Consolidated Financial Statements for further discussion of business acquisitions.

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

         The following table provides a summary of the Company's financial obligations and commercial commitments as of December 31, 2003 (in thousands). This table includes cash obligations related to principal outstanding under existing debt arrangements and operating leases.

                                                      Payments Due by Period
Cash Obligations(1)             Total         2004           2005           2006           2007           2008         Thereafter
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt              $    131,261   $     16,938   $     16,881   $     16,732   $     15,710   $          -   $     65,000
Line of credit                         -              -              -              -              -              -              -
facility(2)
Operating leases                  37,461         11,139          7,455          5,565          4,634          3,675          4,993
                            ------------------------------------------------------------------------------------------------------
Total contractual cash
   obligations              $    168,722   $     28,077   $     24,336   $     22,297   $     20,344   $      3,675   $     69,993
                            ======================================================================================================

(1) Cash obligations herein are not discounted and do not include related interest. See Notes 9 and 14 to the Consolidated Financial Statements regarding long-term debt and commitments and contingencies, respectively.

(2) As of December 31, 2003, there was no borrowing balance on the credit facility and therefore there is no applicable interest rate as the rates are determined on the borrowing date. The available balance was $69.8 million, and the commitment fee was 0.30%. The remaining $5.2 million was used for non-interest bearing letters of credit, the majority of which were collateral for insurance. The Company generally uses the credit facility for short-term borrowings and discloses amounts outstanding as a current liability. See Note 16 to the Consolidated Financial Statements regarding refinancing of the line of credit facility.

MARKET RISK

         The Company is exposed to the effect of interest rate changes and foreign currency fluctuations. Due to the immateriality of potential impacts from changes in these rates, the Company does not use derivative contracts to manage these risks.

INTEREST RATE RISK

         The fair value of the Company's cash and short-term investment portfolio at December 31, 2003 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, is not material.

         The Company's objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, the Company maintains fixed rate debt as a percentage of its net debt in a percentage range set by policy. The fair value of the Company's long-term debt, including current maturities and the amount outstanding on the line of credit facility, approximated its carrying value at December 31, 2003. Market risk was estimated to be $3.5 million as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's debt specific borrowing rates at December 31, 2003.

FOREIGN EXCHANGE RISK

         The Company operates subsidiaries, and is associated with licensees and affiliates operating solely in countries outside of the United States, and in currencies other than the U.S. dollar. Consequently, these operations are inherently exposed to risks associated with fluctuation in the value of the local currencies of these countries compared to the U.S. dollar. At December 31, 2003, approximately $3.2 million of financial instruments, primarily long-term debt, were denominated principally in Euros. The effect of a hypothetical change of 10% in year-end exchange rates would be immaterial.

OFF-BALANCE SHEET ARRANGEMENTS

         The Company uses various structures for the financing of operating equipment, including borrowing, operating and capital leases, and sale-leaseback arrangements. All debt, including the discounted value of future minimum lease payments under capital lease arrangements, is presented in the balance sheet. The Company's commitments under operating lease arrangements were $37.4 million at

December 31, 2003. The Company also has exposure under performance guarantees by contractual joint ventures and indemnification of its bonding agent and licensees. However, the Company has never experienced any material adverse effects to financial position, results of operations or cash flows relative to these arrangements. All foreign joint ventures are accounted for using the equity method. The Company has no other off-balance sheet financing arrangements or commitments. See Note 14 in the Notes to Consolidated Financial Statements regarding commitments and contingencies.

EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

         Affholder, the Company's wholly-owned subsidiary that comprises the tunneling segment, owns, or leases under long-term operating leases with third-party leasing companies, several pieces of tunneling equipment, including cranes and tunnel boring machines. From time to time for specific projects, Affholder will lease additional equipment from a variety of sources. During 2003, Affholder leased four cranes and one tunnel boring machine from A-Y-K-E Partnership. A-Y-K-E is a partnership that is controlled by Robert W. Affholder, the Company's Senior Executive Vice President and a member of the Company's board of directors. During the year ended December 31, 2003, Affholder paid A-Y-K-E $510,000 pursuant to equipment leases. This amount represents 7.5% of all lease payments made by Affholder during 2003 and 2.9% of all lease payments made by the Company in 2003. The cranes and tunnel boring machine that are currently under lease are leased under separate lease agreements on terms that are substantially similar to, or better than, those otherwise available to Affholder in the market. The leases are terminable upon 30 days' prior notice by either party. During 2003, A-Y-K-E leased equipment only to Affholder. At Affholder's discretion, Affholder may sublease the equipment to third parties and retain any profit generated from the sublease.

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

         Also effective July 22, 2003, Alfred L. Woods, an independent member of the Company's board of directors since 1997, was elected non-executive Chairman of the Board. Mr. Woods has served as chair of the Corporate Governance & Nominating Committee and as a member of the Compensation Committee. He is president of Woods Group, a management consulting company based in Williamsburg, Virginia.

         Effective July 31, 2003, Carroll W. Slusher resigned his position as the Company's Vice President-North America.

         Effective December 4, 2003, the Company appointed Christian G. Farman as Vice President and Chief Financial Officer. He replaced Joseph A. White, who resigned effective on that same date.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

Item 9A. Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.

         As part of the evaluation, the Chief Executive Officer and Chief Financial Officer took into account that the Company's auditors did not identify any material weaknesses or reportable conditions with respect to internal controls, but did note that certain deficiencies, including the need for more detailed account reconciliations and enhanced management review of certain financial statement balances, may potentially rise to the level of significant deficiencies as defined by proposed rules of the Public Company Accounting Oversight Board. As a result of the identified deficiencies, the Chief Executive Officer and Chief Financial Officer implemented improvements in various areas since December 31, 2003, including more detailed rigorous account reconciliations in certain areas, and enhanced management review over certain financial statement balances. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were generally effective as of December 31, 2003, despite the deficiencies described above and that, as of the date of filing this Annual Report on Form 10-K, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

         There were no changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

         The Company has started to take the following steps to enhance its internal accounting controls over financial reporting:

         -    appointing a Corporate Controller;

         - instituting enhanced detailed senior and regional management reviews of financial accounts of regional operations;

         - enhancing regional management's and controllers' ownership and accountability over financial accounts and reporting;

         - enhancing detailed reviews of collectibility of accounts receivable;

         - enhancing detailed reviews of fixed asset accounts and reconciliations to the Company's general ledger;

         - increasing supervisory and management reviews of procedures, reconciliation activities and financial reporting; and

         - improving information technology system integrity management and enhancement of systems controls.

         The Company is also evaluating and has implemented other improvements to the system of internal controls, as it prepares for the implementation of new rules required under Section 404 of the Sarbanes-Oxley Act.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         For information concerning this item, see "Item 1. Business-Executive Officers" and the proxy statement to be filed with respect to the 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement"), which information is incorporated herein by reference.

Item 11. Executive Compensation

         For information concerning this item, see the 2004 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         For information concerning this item, see the 2004 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         For information concerning this item, see the 2004 Proxy Statement, which information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

         For information concerning this item, see the 2004 Proxy Statement, which information is incorporated herein by reference.

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

         (b)      Current Reports on Form 8-K:

         On November 4, 2003, the Company filed a Current Report on Form 8-K, under Item 12, to provide the Company's earnings release, dated October 30, 2003, announcing its financial results for the fiscal quarter ended September 30, 2003, and to provide a transcript of the Company's October 31, 2003 conference call held to announce and discuss its financial results for the fiscal quarter ended September 30, 2003.

         On December 1, 2003, the Company filed a Current Report on Form 8-K, under Item 5 regarding the date of the Company's 2004 annual meeting of stockholders and stockholder proposal procedures, and under Item 9 to provide the Company's press release, dated December 1, 2003 announcing the amendment of its bank credit facility debt covenants.

         The Company also filed a Current Report on Form 8-K on December 4, 2003, under Item 9, to provide the Company's press release, dated December 4, 2003, announcing the appointment of Christian G. Farman as its Vice President and Chief Financial Officer.

         On January 22, 2004, following the end of the period covered by this report, the Company filed a Current Report on Form 8-K, under Item 12, to provide the Company's press release dated January 22, 2004, announcing that it will report its 2003 fourth-quarter and full-year results by March 15, with the filing of its 10-K.

                                POWER OF ATTORNEY

         The registrant and each person whose signature appears below hereby appoint Thomas S. Rooney, Jr. and Christian G. Farman as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2004             INSITUFORM TECHNOLOGIES, INC.

                                  By: /s/ Christian G. Farman
                                      ------------------------------------------
                                      Christian G. Farman
                                      Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                 Title                         Date
/s/ Thomas S. Rooney, Jr.                    Principal Executive Officer and       March 15, 2004
------------------------------------         Director
Thomas S. Rooney, Jr.

/s/ Christian G. Farman                      Principal Financial and               March 15, 2004
------------------------------------         Accounting Officer
Christian G. Farman

/s/ Alfred L. Woods                          Director                              March 15, 2004
------------------------------------
Alfred L. Woods

/s/ Robert W. Affholder                      Director                              March 15, 2004
------------------------------------
Robert W. Affholder

/s/ Paul A. Biddelman                        Director                              March 15, 2004
------------------------------------
Paul A. Biddelman

/s/ Stephen P. Cortinovis                    Director                              March 15, 2004
------------------------------------
Stephen P. Cortinovis

/s/ John P. Dubinsky                         Director                              March 15, 2004
------------------------------------
John P. Dubinsky

/s/ Juanita H. Hinshaw                       Director                              March 15, 2004
------------------------------------
Juanita H. Hinshaw

/s/ Thomas Kalishman                         Director                              March 15, 2004
------------------------------------
Thomas Kalishman

/s/ Sheldon Weinig                           Director                              March 15, 2004
------------------------------------
Sheldon Weinig

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Auditors.................................................      F-2

Consolidated Statements of Income for the Years
     ended December 31, 2003, 2002 and 2001.....................................      F-4

Consolidated Balance Sheets, December 31, 2003 and 2002 ........................      F-5

Consolidated Statements of Stockholders' Equity for the Years
     ended December 31, 2003, 2002 and 2001.....................................      F-6

Consolidated Statements of Cash Flows for the Years
     ended December 31, 2003, 2002 and 2001.....................................      F-7

Notes to Consolidated Financial Statements......................................      F-8

No Financial Statement Schedules are included herein because they are not required or not applicable or the required information is contained in the consolidated financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
and Shareholders of
Insituform Technologies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Insituform Technologies, Inc. and its subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of Insituform Technologies, Inc. as of and for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements dated February 1, 2002, before the revision described in Note 8.

As discussed above, the consolidated financial statements of Insituform Technologies, Inc. as of and for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in
Note 8, these financial statements have been revised to include the transitional disclosures required by Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 8. In our opinion, the transitional disclosures for 2001 in Note 8 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

PricewaterhouseCoopers LLP

St. Louis, Missouri
March 12, 2004

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

ARTHUR ANDERSEN LLP

St. Louis, Missouri,
February 1, 2002

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                    (In thousands, except per share amounts)

                                                                             2003            2002            2001
                                                                         --------------------------------------------
REVENUES                                                                 $    487,272    $    480,358    $    445,310

COST OF REVENUES                                                              384,614         354,736         320,462
                                                                         --------------------------------------------

GROSS PROFIT                                                                  102,658         125,622         124,848

SELLING, GENERAL AND ADMINISTRATIVE                                            79,733          68,049          66,955

AMORTIZATION EXPENSE                                                            1,595           1,433           7,001

RESTRUCTURING CHARGES (Note 5)                                                   (261)          2,458           4,127

IMPAIRMENT CHARGE (Note 6)                                                          -           3,499               -
                                                                         --------------------------------------------
OPERATING INCOME                                                               21,591          50,183          46,765
                                                                         --------------------------------------------
OTHER (EXPENSE) INCOME:
   Interest expense                                                            (8,235)         (7,911)         (9,339)
   Other (Note 11)                                                             (1,274)          3,055           2,309
                                                                         --------------------------------------------
TOTAL OTHER EXPENSE                                                            (9,509)         (4,856)         (7,030)
                                                                         --------------------------------------------
INCOME BEFORE TAXES ON INCOME                                                  12,082          45,327          39,735
TAXES ON INCOME (Note 12)                                                       6,809          17,451          15,653
                                                                         --------------------------------------------
INCOME BEFORE MINORITY INTERESTS, EQUITY IN EARNINGS (LOSSES) AND
   DISCONTINUED OPERATIONS                                                      5,273          27,876          24,082

MINORITY INTERESTS                                                               (211)           (150)           (273)

EQUITY IN EARNINGS (LOSSES) OF AFFILIATED COMPANIES                              (434)            834           1,131
                                                                         --------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                               4,628          28,560          24,940

LOSS FROM DISCONTINUED OPERATIONS, net of tax benefits of
     $702, $3,674 and $47, respectively (Note 4)                               (1,103)         (5,869)            (72)
                                                                         --------------------------------------------
NET INCOME                                                               $      3,525    $     22,691    $     24,868
                                                                         ============================================
EARNINGS PER SHARE:
   Basic:
     Income from continuing operations                                   $       0.17    $       1.08    $       0.94
     Loss from discontinued operations                                          (0.04)          (0.22)              -
                                                                         --------------------------------------------
     Net income                                                          $       0.13    $       0.86    $       0.94
                                                                         ============================================
   Diluted:
     Income from continuing operations                                   $       0.17    $       1.07    $       0.93
     Loss from discontinued operations                                          (0.04)          (0.22)              -
                                                                         --------------------------------------------
     Net income                                                          $       0.13    $       0.85    $       0.92
                                                                         ============================================

    The accompanying notes are an integral part of the financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS - AS OF DECEMBER 31, 2003 AND 2002
                    (In thousands, except share information)

                                                                                                      2003            2002
                                                                                                  ----------------------------
                                            ASSETS

CURRENT ASSETS:
   Cash and cash equivalents, including restricted cash of $6,126 and $3,985,                     $     99,991    $     75,386
   respectively
   Receivables, net                                                                                     90,814          82,962
   Retainage                                                                                            24,902          23,726
   Costs and estimated earnings in excess of billings                                                   27,853          36,680
   Inventories                                                                                          12,935          12,402
   Prepaid expenses and other assets                                                                    19,515          13,586
   Assets held related to discontinued operations                                                        1,263           7,909
                                                                                                  ----------------------------
           Total current assets                                                                        277,273         252,651
                                                                                                  ----------------------------

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation                                            75,667          71,579
                                                                                                  ----------------------------
OTHER ASSETS:
   Goodwill                                                                                            131,613         131,032
   Other assets                                                                                         23,807          17,751
                                                                                                  ----------------------------
           Total other assets                                                                          155,420         148,783
                                                                                                  ----------------------------
           Total assets                                                                           $    508,360    $    473,013
                                                                                                  ============================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt and line of credit                                         $     16,938    $     49,360
  Accounts payable and accrued expenses                                                                 82,670          69,776
  Billings in excess of costs and estimated earnings                                                     8,495           5,992
  Liabilities related to discontinued operations                                                         1,770           3,293
                                                                                                  ----------------------------
           Total current liabilities                                                                   109,873         128,421

LONG-TERM DEBT, less current maturities                                                                114,323          67,014

OTHER LIABILITIES                                                                                        3,530           3,530
                                                                                                  ----------------------------
           Total liabilities                                                                           227,726         198,965
                                                                                                  ----------------------------
MINORITY INTERESTS                                                                                       1,465           1,430
                                                                                                  ----------------------------
COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY:
  Preferred stock, undesignated, $.10 par - shares authorized 2,000,000; none outstanding                    -               -
  Common stock, $.01 par - shares authorized 60,000,000; shares issued 28,815,669 and
     28,776,438; shares outstanding 26,458,205 and 26,558,165                                              288             288
  Unearned restricted stock                                                                               (412)              -
  Additional paid-in capital                                                                           133,794         132,820
  Retained earnings                                                                                    198,328         194,803
  Treasury stock - 2,357,464 and 2,218,273 shares                                                      (51,596)        (49,745)
  Accumulated other comprehensive loss                                                                  (1,233)         (5,548)
                                                                                                  ----------------------------
           Total stockholders' equity                                                                  279,169         272,618
                                                                                                  ----------------------------
           Total liabilities and stockholders' equity                                             $    508,360    $    473,013
                                                                                                  ============================

    The accompanying notes are an integral part of the financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                     (In thousands, except number of shares)

                                                                      Unearned
                                              Common Stock           Restricted      Additional
                                      ---------------------------       Stock          Paid-In        Retained
                                         Shares         Amount      Compensation       Capital        Earnings
                                      --------------------------------------------------------------------------
BALANCE, December 31, 2000              28,152,570   $        282              -    $     81,934    $    147,244

   Net income                                    -              -              -               -          24,868
   Issuance of common stock
     upon exercise of options,
     including income tax
     benefit of $2,209                     418,588              4              -           8,257               -
   Issuance of common stock
      pursuant to acquisition                    -              -              -          39,460               -
   Common stock repurchased                      -              -              -               -               -
   Foreign currency
      translation adjustment                     -              -              -               -               -
   Total comprehensive income                    -              -              -               -               -
                                      --------------------------------------------------------------------------
BALANCE, December 31, 2001              28,571,158   $        286              -    $    129,651    $    172,112

   Net income                                    -              -              -               -          22,691
   Issuance of common stock
      upon exercise of options,
      including income tax
      benefit of $654                      205,280              2              -           3,169               -
   Common stock repurchased                      -              -              -               -               -
   Foreign currency translation
      adjustment                                 -              -              -               -               -
   Total comprehensive income                    -              -              -               -               -
                                      --------------------------------------------------------------------------
BALANCE, December 31, 2002              28,776,438   $        288              -    $    132,820    $    194,803

   Net income                                    -              -              -               -           3,525
   Issuance of common stock
      upon exercise of options,
      including income tax
      benefit of $42                        39,231              -              -             472               -
   Restricted stock issued in
      connection with LTIP                       -              -   $       (993)            993               -
   Amortization and forfeitures
      of restricted stock                        -              -            581            (491)              -
   Common stock repurchased                      -              -              -               -               -
   Foreign currency translation
      adjustment                                 -              -              -               -               -
   Total comprehensive income                    -              -              -               -               -
                                      --------------------------------------------------------------------------
BALANCE, December 31, 2003              28,815,669   $        288   $       (412)   $    133,794    $    198,328
                                      ==========================================================================

                                                       Accumulated
                                                          Other           Total
                                        Treasury      Comprehensive   Stockholders'   Comprehensive
                                          Stock           Loss           Equity          Income
                                      -------------------------------------------------------------
BALANCE, December 31, 2000            $    (58,478)   $     (5,692)   $    165,290

   Net income                                    -               -          24,868    $     24,868
   Issuance of common stock
     upon exercise of options,
     including income tax
     benefit of $2,209                           -               -           8,261               -
   Issuance of common stock
      pursuant to acquisition               26,133               -          65,593               -
   Common stock repurchased                (12,218)              -         (12,218)              -
   Foreign currency
      translation adjustment                     -          (1,667)         (1,667)         (1,667)
                                                                                      ------------
   Total comprehensive income                    -               -               -    $     23,201
                                      --------------------------------------------    ============
BALANCE, December 31, 2001            $    (44,563)   $     (7,359)   $    250,127

   Net income                                    -               -          22,691    $     22,691
   Issuance of common stock
      upon exercise of options,
      including income tax
      benefit of $654                            -               -           3,171               -
   Common stock repurchased                 (5,182)              -          (5,182)              -
   Foreign currency translation
      adjustment                                 -           1,811           1,811           1,811
                                                                                      ------------
   Total comprehensive income                    -               -               -    $     24,502
                                      --------------------------------------------    ============
BALANCE, December 31, 2002            $    (49,745)   $     (5,548)   $    272,618

   Net income                                    -               -           3,525    $      3,525
   Issuance of common stock
      upon exercise of options,
      including income tax
      benefit of $42                             -               -             472               -
   Restricted stock issued in
      connection with LTIP                       -               -               -               -
   Amortization and forfeitures
      of restricted stock                        -               -              90               -
   Common stock repurchased                 (1,851)              -          (1,851)              -
   Foreign currency translation
      adjustment                                 -           4,315           4,315    $      4,315
                                                                                      ------------
   Total comprehensive income                    -               -               -    $      7,840
                                      --------------------------------------------    ============
BALANCE, December 31, 2003            $    (51,596)   $     (1,233)   $    279,169
                                      ============================================

    The accompanying notes are an integral part of the financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (In thousands)

                                                                                           2003            2002           2001
                                                                                      --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $      3,525    $     22,691    $     24,868
       Loss from discontinued operations                                                     1,103           5,869              72
                                                                                      --------------------------------------------
   Income from continuing operations                                                         4,628          28,560          24,940

   Adjustments to reconcile net income to net cash provided by operating activities, excluding the effects of acquisitions -
       Depreciation                                                                         15,521          14,397          14,382
       Amortization                                                                          1,595           1,433           7,001
       (Gain) loss on sale of assets/investment                                              1,375          (1,225)              -
       Reserve for notes receivable                                                          1,090               -               -
       Other                                                                                 1,912             227           1,425
       Asset impairment charge                                                                   -           3,499               -
       Restructuring charges                                                                  (261)          2,458           4,127
       Deferred income taxes                                                                (1,624)         (4,364)            891
       Changes in operating assets and liabilities, net of purchased businesses
         (Note 13)                                                                           5,157         (19,657)         (8,051)
                                                                                      --------------------------------------------
           Net cash provided by operating activities of continuing operations               29,393          25,328          44,715
           Net cash provided (used) by operating activities of discontinued
           operations                                                                        5,192             853          (9,879)
                                                                                      --------------------------------------------
           Net cash provided by operating activities                                        34,585          26,181          34,836
                                                                                      --------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                    (19,929)        (21,782)        (16,638)
   Proceeds from sale of fixed assets                                                        1,365          10,503           9,048
   Proceeds from sale of investment                                                              -           1,920               -
   Net proceeds from sale of businesses (discontinued operations)                                -           5,430               -
   Purchases of businesses, net of cash acquired                                            (7,776)         (8,459)         (1,878)
   Other investing activities                                                                    -            (960)         (2,147)
                                                                                      --------------------------------------------
           Net cash used by investing activities                                           (26,340)        (13,348)        (11,615)
                                                                                      --------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                      430           2,517           6,052
   Purchases of treasury stock                                                              (1,597)         (5,182)        (12,218)
   Proceeds from long-term debt                                                             65,112               -               -
   Principal payments on long-term debt                                                    (24,224)        (20,938)        (20,611)
   Principal (payments) borrowings on line of credit, net                                  (26,000)         10,246          14,995
   Deferred financing charges                                                                 (867)              -               -
                                                                                      --------------------------------------------
           Net cash provided by/(used in) financing activities                              12,854         (13,357)        (11,782)
                                                                                      --------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      3,506           1,261            (897)
                                                                                      --------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   24,605             737          10,542

CASH AND CASH EQUIVALENTS, beginning of year                                                75,386          74,649          64,107
                                                                                      --------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                                $     99,991    $     75,386    $     74,649
                                                                                      ============================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for-
     Interest                                                                         $      7,696    $      7,828    $      9,652
     Income taxes                                                                           10,307          17,591          15,121

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock pursuant to acquisition                                   $          -    $          -    $     65,593
   Issuance of note payable pursuant to acquisition                                   $          -    $          -    $      5,350
   Notes receivable on sale of discontinued operations                                $          -    $      5,000    $          -
   Note payable recovered in Kinsel settlement                                        $     (5,350)   $          -    $          -
   Accrued interest recovered in Kinsel settlement                                    $        557    $          -    $          -
   Treasury stock recovered in Kinsel settlement                                      $        254    $          -    $          -

    The accompanying notes are an integral part of the financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS:

Insituform Technologies, Inc. (a Delaware corporation) and subsidiaries (collectively, the "Company") is a worldwide provider of proprietary trenchless technologies for the rehabilitation and improvement of sewer, water, gas and industrial pipes. The Company's primary technology is the Insituform(R) process, a proprietary cured-in-place pipeline rehabilitation process (the "Insituform CIPP Process"). Pipebursting is a non-proprietary trenchless method of dilating and replacing an old pipeline with a new high-density polyethylene pipe. The microtunneling process is a non-proprietary method of drilling a new tunnel from surface operated equipment. Sliplining is a non-proprietary method used to push or pull a new pipeline into an old one. The Company's Tite Liner(R) ("Tite Liner") process is a proprietary method of lining new and existing pipe with a corrosion and abrasion resistant polyethylene pipe. The Company also engages in tunneling used in the installation of new underground services.

2.       SUMMARY OF ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, the most significant of which is a 75%-owned United Kingdom subsidiary, Insituform Linings Plc. For contractual joint ventures, the Company recognizes revenue, costs and profits on its portion of the contract. All significant intercompany transactions and balances have been eliminated.

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

Stock-Based Compensation

At December 31, 2003, the Company had two active stock-based compensation plans, which are described in Note 10. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. The Company recorded stock-based compensation expense of $0.5 million related to restricted stock and deferred stock units (See Note 10) in 2003. There was no stock-based compensation expense in 2002 or 2001 net income as all options granted during those years had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based compensation (in thousands, except share data):

                                                               2003            2002            2001
                                                           --------------------------------------------
Net income - as reported                                   $      3,525    $     22,691    $     24,868
Add:  Total stock-based compensation expense included
  in net income, net of related tax effects                         223               -               -
                                                           --------------------------------------------
Deduct:  Total stock-based compensation expense
  determined under fair value method for all awards,
  net of related tax effects                                     (3,259)         (6,080)         (5,710)
                                                           --------------------------------------------
Pro forma net income                                       $        489    $     16,611    $     19,158
                                                           ============================================

Basic earnings per share:
  As reported                                              $       0.13    $       0.86    $       0.94
  Pro forma                                                        0.02            0.63            0.72
Diluted earnings per share:
  As reported                                                      0.13            0.85            0.92
  Pro forma                                                        0.02            0.62            0.71

For SFAS 123 disclosure purposes, the weighted average fair value of stock options is required to be based on a theoretical option-pricing model such as the Black-Scholes method. In actuality, because the Company's stock options are not traded on an exchange and are subject to vesting periods, the disclosed fair value represents only an approximation of option value based solely on historical performance. Beginning in 2000, the Company decided to increase the alignment of key employee goals and shareholder objectives by increasing the relative value of variable compensation.

For SFAS 148 disclosure purposes, the stock-based compensation expense recorded in the determination of reported net income is disclosed in the above table. The pro forma stock-based compensation expense includes the recorded expense and expense related to stock options that was determined using the fair value method.

Revenues

Revenues include construction and installation revenues that are recognized using the percentage-of-completion method of accounting in the ratio of costs incurred to estimated final costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and equipment costs. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. When estimates indicate that a loss will be incurred on a contract on completion, a provision for the expected loss is recorded in the period in which the loss becomes evident. At December 31, 2003, the Company had provided $4.7 million for expected losses on contracts, including a loss provision of $4.1 million for additional costs related to the removal and reinstallation of an Insituform CIPP Process liner in Boston, Massachusetts. There were no significant loss provisions at December 31, 2002. Revenues from change orders, extra work, variations in the scope of work and claims are recognized when realization is reasonably assured, and at estimated recoverable amounts.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs of $2.0 million, $2.0 million and $2.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Taxes on Income

The Company provides for estimated income taxes payable or refundable on current year income tax returns as well as the estimated future tax effects attributable to temporary differences and carryforwards, based upon enacted tax laws and tax rates, and in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 also requires that a valuation allowance be recorded against any deferred tax assets that are not likely to be realized in the future.

Earnings Per Share

Earnings per share have been calculated using the following share information:

                                                                      2003           2002           2001
                                                                  ------------------------------------------
Weighted average number of common shares used for basic EPS         26,470,587     26,533,541     26,427,276
Effect of dilutive stock options, warrants, restricted stock
   and deferred stock units (Note 10)                                  150,105        198,221        495,996
                                                                  ------------------------------------------
Weighted average number of common shares and dilutive
  potential common stock used in diluted EPS                        26,620,692     26,731,762     26,923,272
                                                                  ==========================================

Classification of Current Assets and Current Liabilities

The Company includes in current assets and current liabilities certain amounts realizable and payable under construction contracts which may extend beyond one year. The construction periods on projects undertaken by the Company generally range from 1 to 24 months.

Cash and Cash Equivalents

The Company classifies highly liquid investments with original maturities of 90 days or less as cash equivalents. Recorded book values are reasonable estimates of fair value for cash and cash equivalents. Restricted cash consists of payments from certain customers placed in escrow in lieu of retention in case of potential issues regarding future job performance by the Company. Restricted cash is similar to retainage and is therefore classified as a current asset, consistent with the Company's policy on retainage.

Retainage

Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of revenue earned by the Company but held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract. Retainage is generally collected within one year of the completion of a contract, although collection can take up to two years in Europe. Retainage due after one year was approximately $1.1 million at December 31, 2003.

Allowance for Doubtful Accounts

Management makes estimates of the uncollectibility of accounts receivable and retainage. The Company records a reserve for the greater of historical percentages applied against aged balances, or specific accounts to reduce receivables, including retainage, to the amount that is expected to be collected. The specific reserves are reevaluated and adjusted as additional information is received. After all reasonable attempts to collect the receivable or retainage have been explored, the account is written off against the reserve.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value work-in-process, finished goods and construction materials. Standard cost includes direct labor, raw materials, and manufacturing overhead based on normal capacity.

Long-Lived Assets

Property, plant and equipment, and other intangibles are recorded at cost and are amortized on a straight-line basis over their estimated useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted future cash flows. If impairment is indicated, the asset is written down to its fair value. See Notes 4 and 6 regarding discontinued operations and intangible asset impairment.

Goodwill

Prior to 2002, the Company amortized goodwill over periods of 15 to 25 years on the straight-line basis. SFAS 142, which was adopted by the Company on January 1, 2002, provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. The Company recognized no amortization expense in 2003 and 2002, nor was any goodwill identified as being impaired based on management's impairment analyses performed during 2003 and 2002. Amortization expense related to goodwill for the year ended December 31, 2001 was $6.2 million pre-tax. See Note 8 regarding acquired intangible assets and goodwill.

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

New Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position or results of operations.

In January 2003 (as revised December 2003), the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive the majority of the gains or both. FIN 46 requires that companies disclose certain information about a variable interest entity created prior to February 1, 2003. The application of FIN 46, which was previously required on July 1, 2003 for entities created prior to February 1, 2003 and immediately for any variable interest entities created after January 31, 2003, has been deferred until years ending after December 31, 2003. The Company will be required to adopt FIN 46 in the first quarter of 2004. The Company is evaluating the provision of FIN 46 related to its foreign joint ventures and certain leasing arrangements, but does not anticipate a material impact upon adoption.

In November 2002, FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued along with expanded disclosures of warranty reserves. It also requires that a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of the guarantee. This interpretation incorporates the guidance in FIN 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of FIN 45 did not have a material impact on the consolidated financial statements. See Note 14 regarding contractual guarantees.

In June 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires an entity to recognize, and measure at fair value, a liability for costs associated with an exit or disposal activity in the period in which the liability is incurred. SFAS 146 supercedes Emerging Issues Task Force Issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS 146 effective January 1, 2003. There was no material impact upon adoption.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 4 and 44 relate to the treatment of early debt extinguishments and their classification on an entity's financial statements. SFAS 145 recognizes that early debt extinguishments have become more commonplace as a risk management strategy, and thus fail to meet the "unusual and infrequent" criteria of an extraordinary item. SFAS 64 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Those transitions are completed, and therefore SFAS 64 is no longer necessary. SFAS 13, "Accounting for Leases," is amended to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement was effective for the Company in fiscal year 2002 and had no material impact on adoption.

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which was adopted by the Company as of January 1, 2003. SFAS 143 did not have a material impact on the consolidated financial statements upon adoption.

3.       BUSINESS ACQUISITIONS:

In November 2003, the Company acquired the remaining interest in Ka-Te Insituform AG ("Ka-Te Insituform") for approximately $2.2 million. Net of related party debt and shared accrued employee liabilities, the cash paid by the Company was approximately $0.8 million. Consolidation of Ka-Te Insituform's financial information from November 2003 forward did not materially impact the Company's consolidated financial statements.

Effective September 5, 2003, the Company acquired the business and certain assets of Insituform East, Inc. ("East") for $5.5 million. East was the final remaining independent licensee of the Insituform CIPP Process and the NuPipe Process in North America. Certain selected assets such as equipment, inventory, backlog, licenses and an option to purchase certain additional assets were included in the acquisition. The

Company exercised its option to purchase additional assets from East for $0.6 million. The purchase price for both the original purchase and the subsequent purchase of assets was paid entirely in cash. The purchase price has been allocated to assets acquired based on their respective fair values at the date of acquisition. The Company's results reflect the operations of East's former assets from the date of acquisition and included $4.0 million allocated to intangible assets, recorded as licenses, purchased backlog and customer relationships. The East acquisition added $2.7 million in revenues and $0.1 million of operating income in the rehabilitation segment from September 5, 2003 through December 31, 2003.

In July 2003, the Company purchased the remaining third party minority interest in Video Injection S.A. ("Video Injection"). The purchase price was $0.5 million and resulted in $0.3 million of additional goodwill.

In June 2003, the Company completed the acquisition of the business of Sewer Services. The acquisition, with a price of $0.4 million, resulted in an increase of $0.1 million in goodwill. Sewer Services had revenues of $2.5 million after the acquisition.

The 2003 acquisitions are not considered material in the aggregate, and pro forma information has not been presented.

Effective May 1, 2002, the Company acquired the business and certain assets and liabilities of Elmore Pipe Jacking, Inc. ("Elmore") for approximately $12.5 million. Elmore was a regional provider of trenchless tunneling, microtunneling, segmented lining and pipe jacking services in the western United States. The purchase price included $8.5 million in cash, settlement of $2.3 million of debt owed by Elmore to the Company, and the assumption of an additional $1.7 million of liabilities, of which $0.2 million was interest-bearing and the remainder, including covenants not to compete, owed to the former owners of the Elmore assets. The purchase price was allocated to assets acquired and liabilities assumed based on their respective fair values at the date of acquisition and resulted in goodwill of $8.9 million. The Company's results reflect the operation of Elmore's former assets from the date of acquisition. The Elmore acquisition added $15.2 million of revenues and $6.7 million of operating loss in the tunneling segment for the year ended December 31, 2003. These operating losses were primarily due to the completion of acquired projects which incurred substantial cost overruns. For the period May 1 to December 31, 2002, Elmore accounted for $20.7 million of revenue and $1.0 million of operating income. Pro forma information is immaterial and has not been presented relative to the Elmore acquisition.

On February 28, 2001, the Company acquired 100% of the stock of Kinsel Industries, Inc. ("Kinsel") and an affiliated company, Tracks of Texas, Inc. ("Tracks"). Kinsel had operations in pipebursting, microtunneling, wastewater treatment plant construction, commercial construction and highway construction and maintenance. Tracks was a real estate and construction equipment leasing company that primarily leased equipment to Kinsel. The purchase price was approximately $80 million, paid in a combination of cash, a $5.4 million note to the seller and 1,847,165 shares of the Company's common stock valued at $35.51 per share. The transaction was accounted for by the purchase method of accounting, and accordingly, their results are included in the Company's consolidated income statement from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on their respective fair value at the date of acquisition and resulted in goodwill of $61.2 million. There were no contingent payments, options, or commitments in connection with the acquisition. The Company subsequently decided to sell off portions of Kinsel that did not fit the Company's overall business strategy. In March 2003, the Company settled various claims against the former shareholders of Kinsel primarily impacting discontinued operations. See Note 4 regarding discontinued operations.

4.       DISCONTINUED OPERATIONS:

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company elected to early adopt the provisions of SFAS 144 for the year ended December 31,

2001. SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 clarifies certain provisions related to SFAS 121 and expands the use of discontinued operations to all components of a business for which separate results of operations can be identified.

During the fourth quarter of 2001, the Company made the decision to sell certain operations related to the Kinsel acquisition. Accordingly, the Company classified as discontinued the wastewater treatment plant, commercial construction and highway operations acquired as part of the Kinsel acquisition. These operations were not consistent with the Company's operating strategy of providing differentiated trenchless rehabilitation and tunneling services. The Company completed the sale of the wastewater treatment plant construction operations effective January 1, 2002. The Company received $1.5 million in cash and a $2.0 million note for a total sale price of $3.5 million, resulting in a slight loss on the sale. During the third quarter of 2002, the Company sold the heavy highway operations for $2.6 million in cash and $1.5 million in notes, resulting in a pre-tax gain of $1.5 million, or $0.9 million after-tax. In addition, the Company completed the sale of certain contracts and assets of the highway maintenance operations during the fourth quarter of 2002 for certain assumed liabilities, $1.4 million in cash and a $1.5 million subordinated note, with no material gain or loss on the sale. Pursuant to the terms of the sale agreements described above, the Company retained responsibility for some uncompleted jobs, which has resulted in the absorption of additional trailing costs. The Company substantially completed these jobs in the second quarter of 2003. This completes the disposition of all material assets classified as discontinued pursuant to the acquisition of Kinsel. At December 31, 2003, substantially all discontinued operations have been completed, and the Company expects little or no discontinued operations activity in 2004.

The Company negotiated settlements, without litigation, during the first quarter of 2003 between the Company and the former Kinsel owners, and the Company and the purchasers of the wastewater treatment plant operations acquired from Kinsel. The Company made various claims against the former shareholders of Kinsel, arising out of the February 2001 acquisition of Kinsel and Tracks. Those claims were settled in March 2003 without litigation. Under the terms of the settlement, 18,891 shares of Company common stock valued at $254,084 based on the settlement date closing stock price of $13.45 per share, and all of the promissory notes, totaling $5,350,000 in principal (together with all accrued and unpaid interest), issued to former Kinsel shareholders in connection with the acquisition, were returned to the Company from the claim collateral escrow account established at the time of acquisition. The remaining 56,672 shares of Company common stock held in the escrow account were distributed to the former Kinsel shareholders. The settlement of the escrow account primarily related to matters associated with Kinsel operations that have been sold and presented as discontinued operations. In January 2003, the Company received notice of multiple claims, totaling more than $3.5 million, from the buyer of the former Kinsel wastewater treatment division. The claims arose out of the January 2002 sale of the Kinsel wastewater treatment division and alleged the valuation of the assets sold was overstated. These settlements resulted in a $1.0 million pre-tax non-operating gain in the results of continuing operations and a net pre-tax $1.1 million gain in discontinued operations.

As of December 31, 2003 and December 31, 2002, assets related to discontinued operations totaled $1.3 million and $7.9 million, respectively, and included $0.1 million and $0.7 million of unbilled receivables, respectively. Assets related to discontinued operations also included $0.6 million in retainage receivables, $0.2 million of trade receivables, and $0.4 million of fixed assets at December 31, 2003. Liabilities related to discontinued operations totaled $1.8 million and $3.3 million at December 31, 2003 and December 31, 2002, respectively. The results of discontinued operations are as follows (in thousands):

                                                                         2003          2002
                                                                     ------------------------
REVENUES:
     Wastewater Treatment Plant                                      $       (7)   $       37
     Commercial Construction and Highway Operations                       2,619        22,524
                                                                     ------------------------
                                                                     $    2,612    $   22,561
                                                                     ========================

                                                                         2003          2002
                                                                     ------------------------
LOSS FROM DISCONTINUED OPERATIONS:
     Wastewater Treatment Plant, net of tax benefit of $90
      and $1,153, respectively                                       $     (141)   $   (1,842)
     Commercial Construction and Highway Operations, net of tax
       benefit of $612 and $2,521, respectively                            (962)       (4,027)
                                                                     ------------------------
                                                                     $   (1,103)   $   (5,869)
                                                                     ========================

5.       RESTRUCTURING:

In the third quarter of 2002, the Company recorded a pre-tax restructuring charge of $2.5 million ($1.5 million after-tax), $1.3 million of which was severance costs associated with the elimination of 75 salaried positions, primarily related to administrative and other overhead functions. An additional $1.2 million involved related decisions for information technology asset write-downs, lease cancellations, and disposal of certain identifiable fixed assets primarily at the corporate level. The remaining unused portion of this reserve, approximating $0.2 million, was reversed to income in the third quarter of 2003. As of December 31, 2003, there was no remaining liability related to this restructuring.

In the fourth quarter of 2001, the Company recorded a pre-tax restructuring charge of $4.1 million ($2.5 million after-tax), $0.9 million of which was severance costs associated with the elimination of 112 company-wide positions specifically identified as of December 31, 2001. An additional $3.2 million of the charge related to asset write-downs, lease cancellations and other costs associated with the closure of eight facilities in the United States and the disposal of the associated assets. The remaining portion of this reserve, approximating $27,000, was reversed to income in the third quarter of 2003. As of December 31, 2003, there was no remaining liability related to this restructuring.

The following table illustrates each of the restructuring reserve components and the related balances at December 31, 2003 (in thousands):

                 Balance at                                                                           Balance at
                December 31,    2002         Charged During          Charged During                  December 31,
                    2001       Reserve            2002                    2003            Reversed       2003
                -------------------------------------------------------------------------------------------------
                                            Cash      Non-Cash      Cash      Non-Cash
                                            ------------------      ------------------
2001 Reserve
Severance         $    844                $   (844)   $      -    $      -    $      -    $      -     $      -
Equipment              616                    (122)       (237)       (104)       (153)          -            -
Facility             1,702                  (1,171)       (302)       (202)          -         (27)           -
                  ---------------------------------------------------------------------------------------------
Total             $  3,162                $ (2,137)   $   (539)   $   (306)   $   (153)   $    (27)    $      -
                  =============================================================================================

2002 Reserve
Severance         $      -    $  1,258    $   (465)   $      -    $   (559)    $     -    $   (234)    $      -
Equipment                -       1,200        (852)          -           -        (348)          -            -
                  ---------------------------------------------------------------------------------------------
Total             $      -    $  2,458    $ (1,317)   $      -    $   (559)   $   (348)   $   (234)    $      -
                  =============================================================================================

6.       INTANGIBLE ASSET IMPAIRMENT:

During the third quarter of 2002, the Company determined that certain patent, trademark, license and non-compete assets had become impaired due to business decisions and other circumstances. No further bidding or work was performed during 2002 and 2003 that related to any of the intangible assets determined to be impaired. The impairment analysis was conducted in accordance with SFAS 144, which the Company early adopted in 2001, and included an assessment of future undiscounted cash flows expected to be generated from the intangible assets. The impact of the impairment charge was $3.5 million ($2.2 million after tax).

7.       SUPPLEMENTAL BALANCE SHEET INFORMATION:

Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31 (in thousands):

                                               2003            2002            2001
                                           --------------------------------------------
Balance, at beginning of year              $      2,175    $      2,208    $      2,067
Charged to expense                                2,027             503             537
Write-offs and adjustments                       (1,194)           (536)           (396)
                                           --------------------------------------------
Balance, at end of year                    $      3,008    $      2,175    $      2,208
                                           ============================================

In the fourth quarter of 2003, the Company increased its allowance for doubtful accounts by $0.6 million in accordance with the Company's bad debt policy.

Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consist of the following at December 31 (in thousands):

                                                              2003           2002
                                                          ----------------------------
Costs incurred on uncompleted contracts                   $    360,897    $    269,968
Estimated earnings                                              89,078          73,351
                                                          ----------------------------
                                                               449,975         343,319
Less-  Billings to date                                       (430,617)       (312,631)
                                                          ----------------------------
                                                          $     19,358    $     30,688
                                                          ============================
Included in the accompanying balance sheets:
  Costs and estimated earnings in excess of billings      $     27,853    $     36,680
  Billings in excess of costs and estimated earnings            (8,495)         (5,992)
                                                          ----------------------------
                                                          $     19,358    $     30,688
                                                          ============================

Costs and estimated earnings in excess of billings represent work performed which either due to contract stipulations or lacking contractual documentation needed, could not be billed. Substantially all unbilled amounts are expected to be billed and collected within one year.

Inventories

Inventories are summarized as follows at December 31 (in thousands):

                                     2003          2002
                                 ---------------------------
Raw materials and supplies       $      1,392   $        908
Work-in-process                         3,246          3,665
Finished products                       1,932          1,049
Construction materials                  6,365          6,780
                                 ---------------------------
                                 $     12,935   $     12,402
                                 ===========================

Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31 (in thousands):

                                                        Estimated Useful
                                                          Lives (Years)       2003             2002
                                                          ---------------------------------------------
Land and land improvements                                                 $      9,822    $      9,681
Buildings and improvements                                   5 - 40              24,807          25,768
Machinery and equipment                                      4 - 10             114,628         109,337
Furniture and fixtures                                       3 - 10              12,106          13,429
Autos and trucks                                             3 - 10               5,203           5,126
Construction in progress                                                          7,761           2,561
                                                                           ----------------------------
                                                                                174,327         165,902
Less-  Accumulated depreciation and amortization of
  leasehold improvements                                                        (98,660)        (94,323)
                                                                           ----------------------------
                                                                           $     75,667    $     71,579
                                                                           ============================

In the fourth quarter of 2003, the Company reduced the carrying value of its fixed assets by approximately $0.8 million as determined by its impairment analyses and related assessments.

Other Assets

Other assets are summarized as follows at December 31 (in thousands):

                                                               2003          2002
                                                           ---------------------------
License agreements                                         $      2,721   $      1,387
Patents and trademarks                                            1,660          2,046
Investment in licensees, affiliates, and subsidiaries             5,498          6,412
Deferred income taxes                                             5,251          1,734
Non-compete agreements                                            2,069          2,615
Purchased backlog                                                   388              -
Customer relationships                                            1,767              -
Other                                                             4,453          3,557
                                                           ---------------------------
                                                           $     23,807   $     17,751
                                                           ===========================

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31 (in thousands):

                                                         2003          2002
                                                     ---------------------------
Accounts payable - trade                             $     49,047   $     45,858
Compensation and bonus                                      6,246          6,431
Interest                                                    2,523          2,777
Warranty                                                      989            590
Job costs                                                   8,592          9,650
Job loss reserves                                           4,653            499
Estimated casualty and healthcare liabilities              10,620          3,971
                                                     ---------------------------
                                                     $     82,670   $     69,776
                                                     ===========================

In the fourth quarter of 2003, the Company increased its reserves for self-insurance and healthcare costs by $3.7 million to reflect recent Company experience regarding increasing claim costs and updated actuarial information.

In the fourth quarter of 2003, the Company recorded a loss job provision of $4.1 million to remove and reinstall an Insituform CIPP Process liner in Boston, Massachusetts.

8.       ACQUIRED INTANGIBLE ASSETS AND GOODWILL:

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that certain intangible assets deemed to have an indefinite useful life, such as goodwill, should not be amortized, but be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS 142 was effective for fiscal periods beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002, at which time amortization of goodwill ceased and a transitional impairment test was performed. The annual impairment test for goodwill was performed in the fourth quarter of 2003 and 2002, respectively. Management retained an independent party to perform a valuation of the Company's reporting units, which consist of North American rehabilitation, European rehabilitation, tunneling and Tite Liner, and determined that no impairment of goodwill existed.

Changes in the carrying amount of goodwill for the year ended December 31, 2003 were as follows (in thousands):

                                          Rehabilitation      Tunneling        Total
                                           ---------------------------------------------
Balance as of December 31, 2002            $    122,140     $      8,892    $    131,032
Addition - Sewer Services, Ltd.                     143                -             143
Addition - Video Injection, Inc.                    285                -             285
Other                                               125               28             153
                                           ---------------------------------------------
Balance as of December 31, 2003            $    122,693     $      8,920    $    131,613
                                           =============================================

Intangible assets are as follows (in thousands):

                                                       As of December 31, 2003
                                                    Gross Carrying  Accumulated
                                                        Amount      Amortization
                                                    ----------------------------
Amortized intangible assets:
      Patents and trademarks                         $     13,943   $    (12,283)
      License agreements                                    4,803         (2,082)
      Non-compete agreements                                4,730         (2,661)
      Purchased backlog                                       582           (194)
      Customer relationships                                1,797            (30)
                                                     ---------------------------
Total                                                $     25,855   $    (17,250)
                                                     ---------------------------

Aggregate amortization expense:
      For twelve months ended December 31, 2003                     $      1,595

Estimated amortization expense:
      For year ending December 31, 2004                             $      1,580
      For year ending December 31, 2005                                      850
      For year ending December 31, 2006                                      845
      For year ending December 31, 2007                                      452
      For year ending December 31, 2008                                      438

The effect of the adoption of SFAS 142 on reported net income was as follows (in thousands, except per share information):

                                                                                          Twelve Months
                                                                                        Ended December 31,
                                                                               2003            2002            2001
                                                                           --------------------------------------------
Reported income from continuing operations                                 $      4,628    $     28,560    $     24,940
Add:  Goodwill amortization related to continuing operations, net
   of tax                                                                             -               -           3,794
                                                                           --------------------------------------------
Adjusted income from continuing operations                                 $      4,628    $     28,560    $     28,734
Reported net loss from discontinued operations                                   (1,103)         (5,869)            (72)
Add:  Goodwill amortization related to discontinued operations, net
   of tax                                                                             -               -             126
                                                                           --------------------------------------------
Adjusted net income                                                        $      3,525    $     22,691    $     28,788
                                                                           ============================================

Basic earnings per share:
     Reported income from continuing operations                            $       0.17    $       1.08    $       0.94
     Add:  Goodwill amortization related to continuing operations,
        net of tax                                                                    -               -            0.14
     Adjusted income from continuing operations                            $       0.17    $       1.08    $       1.09
     Reported net loss from discontinued operations                               (0.04)          (0.22)              -
     Add:  Goodwill amortization related to discontinued operations,
        net of tax                                                                    -               -               -
                                                                           --------------------------------------------
     Adjusted net income                                                   $       0.13    $       0.86    $       1.09
                                                                           ============================================

Diluted earnings per share:
     Reported income from continuing operations                            $       0.17    $       1.07    $       0.93
     Add:  Goodwill amortization related to continuing operations,
        net of tax                                                                    -               -            0.14
     Adjusted income from continuing operations                            $       0.17    $       1.07    $       1.07
     Reported net loss from discontinued operations                               (0.04)          (0.22)              -
     Add:  Goodwill amortization related to discontinued operations,
        net of tax                                                                    -               -               -
                                                                           --------------------------------------------
     Adjusted net income                                                   $       0.13    $       0.85    $       1.07
                                                                           ============================================

9.       LONG-TERM DEBT AND LINE OF CREDIT FACILITY:

Long-term debt and line of credit consisted of the following at December 31 (in thousands):

                                                                                     2003            2002
                                                                                 ----------------------------
7.88% Senior Notes, Series A, payable in $15,715 annual installments
  beginning February 2001 through 2007, with interest payable semiannually       $     62,855    $     78,570
5.29% Senior Notes, Series 2003-A, due April 24, 2013                                  65,000               -
Line of credit facility                                                                     -          26,000
5.5% bank term loan, EUR5.7 million, payable in seven equal annual
  installments through July 2006, with interest payable quarterly                       3,052           3,398
Other notes, including capital leases, interest rates from 5.0% to 10.5%                  354           8,406
                                                                                 ----------------------------
                                                                                      131,261         116,374
Less-  Current maturities                                                             (16,938)        (49,360)
                                                                                 ----------------------------

                                                                                 $    114,323    $     67,014
                                                                                 ============================

Principal payments required to be made for each of the next five years and thereafter are summarized as follows (in thousands):

Year               Amount
---------------------------
2004             $   16,938
2005                 16,881
2006                 16,732

2007                 15,710
2008                      -
Thereafter           65,000
                 ----------
Total            $  131,261
                 ----------

At December 31, 2003 and 2002, the estimated fair value of the Company's long-term debt was approximately $131.3 million and $118.2 million, respectively. Fair value was estimated using discounted market rates for debt of similar risk and maturity.

Senior Notes

The 7.88% Senior Notes, Series A, may be prepaid at the Company's option, in whole or in part, at any time, together with a make-whole premium, and upon specified change in control events each holder has the right to require the Company to purchase its Senior Notes without any premium. On April 24, 2003, the Company placed $65.0 million of Senior Notes, Series 2003-A, due April 24, 2013 and bearing interest, payable semi-annually in April and October of each year, at a rate of 5.29% per annum, with certain institutional investors through a private offering. The principal amount is due in a single payment on April 24, 2013. The Senior Notes, Series 2003-A, may be prepaid at the Company's option, in whole or in part, at any time, together with a make-whole premium. Upon specified change in control events each holder has the right to require the Company to purchase its Senior Notes, Series 2003-A, without any premium.

These agreements obligate the Company to comply with certain financial ratios and restrictive covenants that, among other things, place limitations on operations and sales of assets by the Company or its subsidiaries, and limit the ability of the Company to incur secured indebtedness and liens. Such agreements also obligate the Company's subsidiaries to provide guarantees to the holders of the Senior Notes if guarantees are given by them to certain other lenders. The Company was not in compliance with all debt covenants at December 31, 2003. See
Note 16 for amendments obtained related to covenant violations.

Line of Credit Facility

Effective March 27, 2003, the Company entered into a new three-year bank revolving credit facility to replace its expiring bank credit facility. The facility provided the Company with borrowing capacity of up to $75.0 million. The quarterly commitment fee ranged from 0.2% to 0.3% per annum on the unborrowed balance depending on the leverage ratio determined as of the last day of the Company's preceding fiscal quarter. At the Company's option, the interest rates were either (i) the LIBOR plus an additional percentage that varies from 0.75% to 1.5% depending on the leverage ratio or (ii) the higher of (a) the prime rate or (b) the federal funds rate plus 0.50%. As of December 31, 2003, there was no borrowing balance on the credit facility and therefore there is no applicable interest rate as the rates are determined on the borrowing date. The available balance was $69.8 million, and the commitment fee was 0.30%. The remaining $5.2 million was used for non-interest bearing letters of credit, the majority of which was collateral for insurance. The Company generally uses the credit facility for short-term borrowings and discloses amounts outstanding as a current liability. See Note 16 for refinancing of the line of credit facility.

10.      STOCKHOLDERS' EQUITY:

Stock Option Plans

The 2001 Employee Equity Incentive Plan (the "Employee Incentive Plan") provides for the granting to employees of stock-based awards, including (a) stock appreciation rights, (b) restricted shares of common stock, (c) performance awards, (d) stock options and (e) stock units. The maximum number of shares of common stock which currently may be issued under the Employee Incentive Plan is 2,000,000. The

Employee Incentive Plan is administered by the Compensation Committee of the Board of Directors, which determines the eligibility, timing, pricing, amount, vesting and other terms and conditions of awards, including stock option awards. The Company accounts for options granted under this plan in accordance with APB
25. The exercise price of each option issued under the 2001 Employee Incentive Plan equals the closing market price of the Company's stock on the date of grant and, therefore, the Company makes no charge to earnings with respect to these options. Stock options, issued under the 2001 Employee Incentive Plan, generally vest over three years (with 25% vesting upon grant) and have an expiration date of up to five to ten years after the date of grant.

The 2001 Non-Employee Director Equity Incentive Plan (the "Non-Employee Director Incentive Plan") provides for the granting of stock options and deferred stock units to non-employee directors. The total number of shares of common stock available for issuance under the Non-Employee Director Incentive Plan is 200,000. The Non-Employee Director Incentive Plan is administered by the Board of Directors. Under the terms of the Non-Employee Director Incentive Plan, each non-employee director receives a stock option to purchase shares of common stock and/or deferred stock units each year on the date of the Annual Meeting of Stockholders (or promptly thereafter, as determined by the Board), provided that such director continues to be a non-employee director following such Annual Meeting. The purchase price per share of common stock for which each option is exercisable is the fair market value per share of common stock on the date the option is granted. Each option granted under the Non-Employee Director Incentive Plan is fully vested and exercisable immediately, and expires not later than ten years from the date of the grant. Deferred stock units represent the obligation of the Company to transfer common stock to the non-employee director at a future date.

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

In accordance with SFAS 123, the Company has estimated the fair value of each option grant using the Black-Scholes option-pricing model and has included in
Note 2 a table illustrating the effect on net income and earnings per share had the Company applied the fair value recognition provisions. The following weighted average assumptions were used for the grants in 2003, 2002, and 2001, respectively: expected volatility of 61%, 64% and 75%; risk-free interest rates of 3.0%, 3.8% and 4.8%; expected lives of six, six and seven years and no dividends.

The following tables summarize information about options outstanding at December 31, 2003:

                               Options Outstanding              Options Exercisable
                      -------------------------------------   -----------------------
                                     Weighted
                                     Average      Weighted                  Weighted
                                    Remaining      Average                   Average
      Range of           Number    Contractual    Exercise      Number      Exercise
   Exercise Price     Outstanding      Life         Price     Exercisable    Price
-------------------------------------------------------------------------------------
$4.00 to $10.00          118,745    4.6 years    $     8.76      119,445    $    8.76
$10.00 to $20.00         678,395    3.9 years    $    13.75      464,006    $   14.09
$20.00 and above       1,466,999    6.3 years    $    27.24    1,196,779    $   27.61
                       ---------                              ----------
                       2,264,139    5.7 years    $    22.23    1,780,230    $   22.82
                       =========                              ==========

                                                  2003                     2002                     2001
                                         ----------------------   ----------------------   ----------------------
                                                       Weighted                 Weighted                 Weighted
                                                        Average                  Average                  Average
                                                       Exercise                 Exercise                 Exercise
                                           Shares        Price      Shares        Price      Shares        Price
                                         ------------------------------------------------------------------------
Options outstanding, beginning of
  year                                    2,150,969    $  23.59    1,857,302    $  22.50    1,743,002    $  18.10
Granted                                     371,515       12.84      676,471       23.88      656,463       29.02
Exercised                                   (39,231)      11.09     (205,280)      12.26     (418,588)      14.46
Forfeited                                  (219,114)      21.27     (177,524)      25.99     (123,575)      22.20
                                         ----------               ----------               ----------
Options outstanding, end
    of year                               2,264,139    $  22.23    2,150,969    $  23.59    1,857,302    $  22.50
                                         ==========               ==========               ==========
Options exercisable, end of year          1,780,230    $  22.82    1,442,413    $  22.28    1,052,779    $  19.36
                                         ==========               ==========               ==========
Weighted average fair value of
  options granted                        $     7.53               $    14.26               $    21.26

At December 31, 2003, 2,515,593 shares of common stock were reserved pursuant to stock option plans.

The Company granted 57,300 restricted shares of common stock to executives and key employees during 2003. The restrictions on the restricted stock granted to executive officers of the Company lapse on May 27, 2006, provided that certain Company performance goals are met as of March 31, 2004, and that employment continues through May 27, 2006. The Company will not be able to calculate whether the performance goals have been met until after March 31, 2004. For non-executive officers, the restrictions on these shares lapse on May 27, 2006, provided that employment continues through May 27, 2006. All restricted shares are charged to compensation expense through the performance period based on changes in the market price of the Company's common stock and ratably over the vesting period. During the third and fourth quarters of 2003, 28,900 shares were forfeited due to changes in the Company's senior management. At December 31, 2003, there were 28,400 shares of restricted stock outstanding, and the Company has recorded $79,000 in compensation expense, net of the effect of forfeitures, during 2003. There were no restricted stock grants or related compensation expense in 2002 or 2001.

On December 15, 2003, the Company granted an aggregate of 27,500 deferred stock units to its Board of Directors, excluding the Company's Chief Executive Officer. Each deferred stock unit represents the Company's obligation to transfer one share of common stock to the director in the future, and is fully vested at grant. Following termination of the director's service on the Company's board due to death or a change in control, or six months after termination of the director's service for any other reason, shares of the Company's common stock equal to the number of deferred stock units reflected on the director's account, will be distributed. A director may, while serving on the Company's board, elect to defer the distribution date in annual installments over a period up to five years, beginning in the year following termination of service on the board. The Company recorded $0.4 million in compensation expense in 2003 related to this grant.

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

11.      OTHER INCOME (EXPENSE):

Other income (expense) was comprised of the following for the year ended December 31 (in thousands):

                                               2003            2002            2001
                                           --------------------------------------------
Interest income                            $      1,507    $      1,898    $      2,226
Gain (loss) on sale/disposal of assets           (1,375)          1,225               -
Reserve for notes receivable                     (1,090)              -               -
Other                                              (316)            (68)             83
                                           --------------------------------------------
                                           $     (1,274)   $      3,055    $      2,309
                                           ============================================

During the fourth quarter of 2003, the Company reserved $1.1 million in notes receivable from the purchaser of certain discontinued operations.

During 2002, the Company disposed of a real estate investment acquired with Kinsel for proceeds of $1.9 million and a gain of $1.2 million, included in the table above.

12.      TAXES ON INCOME:

Income from continuing operations before taxes on income is as follows for the years ended December 31 (in thousands):

                  2003        2002         2001
               ------------------------------------
Domestic       $    4,097   $   38,464   $   28,871
Foreign             7,985        6,863       10,864
               ------------------------------------
Total          $   12,082   $   45,327   $   39,735
               ====================================

Provisions for taxes on income from continuing operations consist of the following components for the years ended December 31 (in thousands):

                               2003          2002          2001
                            --------------------------------------
Current:
  Federal                   $    3,342    $   15,578    $    8,320
  Foreign                        4,007         3,935         4,822
  State                          1,084         2,302         1,620
                            --------------------------------------
                            $    8,433    $   21,815    $   14,762
                            --------------------------------------
Deferred:
  Federal                   $   (1,581)   $   (3,705)   $      580
  Foreign                          (56)         (247)          247
  State                             13          (412)           64
                            --------------------------------------
                            $   (1,624)   $   (4,364)   $      891
                            --------------------------------------
Total tax provision         $    6,809    $   17,451    $   15,653
                            ======================================

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

                                                               2003     2002     2001
                                                               ----------------------
Income taxes at U.S. federal statutory tax rate                35.0%    35.0%    35.0%
Increase in taxes resulting from:
  State income taxes, net of federal income tax benefit         2.5      3.5      3.2
  Amortization of intangibles                                  (5.8)    (1.5)     2.4
  Effect of foreign income taxes                                5.5      0.5     (0.1)
  Valuation allowance on NOLs                                   6.2        -        -
  Non-deductible meals and entertainment                       13.5      0.4      0.5
  Other                                                        (0.5)     0.6     (1.6)
                                                               ----------------------
Total taxes on income                                          56.4%    38.5%    39.4%
                                                               ----------------------

Net deferred taxes consist of the following at December 31 (in thousands):

                                                                        2003          2002
                                                                     ------------------------
Deferred income tax assets:
  Foreign tax credits and net operating loss carryforwards, net      $    4,418    $    1,527
  Accrued expenses                                                        8,106         4,918
  Other                                                                   1,514         1,679
                                                                     ------------------------
           Total deferred income tax assets                              14,038         8,124
                                                                     ------------------------
Deferred income tax liabilities:
  Property, plant and equipment                                      $   (6,021)       (4,855)
  Other                                                                  (2,766)       (1,535)
                                                                     ------------------------
           Total deferred income tax liabilities                         (8,787)       (6,390)
                                                                     ------------------------
           Net deferred income tax assets                            $    5,251    $    1,734
                                                                     ========================

The tax credits and net operating losses (NOLs) included here as deferred tax assets are subject to various expiration dates and are shown net of a valuation allowance on certain NOLs. The Company has a foreign tax credit of $3.0 million which begins expiring in 2006. There are U.S. and state NOLs of $3.6 million expiring in various years through 2016. There are also foreign NOLs of $2.3 million expiring in 2010. Except as noted below, the Company believes it will have sufficient earnings to realize the benefit of these deferred tax assets.

Certain adjustments were recorded to the Company's income and other tax reserves at December 31, 2003. Due to substantial continuing losses in the Company's operations in France and Belgium, it was determined that a full valuation allowance was necessary primarily relative to net operating loss carryforwards, thereby increasing income tax expense by $0.8 million. In analyzing its tax return to tax provision differences, the Company determined that additional taxes were required to be paid relative to the Company's meals and entertainment tax deductions, increasing income tax expense by $1.0 million. In addition, the Company also determined that increased accruals were necessary for use tax and fuels tax in certain state jurisdictions, increasing cost of revenues by $0.6 million and tax expense by $0.2 million.

13.      CHANGES IN OPERATING ASSETS:

The following are changes in operating assets, excluding the effect of acquisitions and divestitures:

                                                   2003          2002          2001
                                                --------------------------------------
Receivables, net and costs and estimated
   earnings in excess of billings               $    1,614    $   (9,921)   $   (6,054)
Inventories                                           (200)        1,313         4,761
Prepaid expenses and other assets                   (4,605)       (2,414)       (1,530)
Accounts payable and accrued expenses                8,348        (8,635)       (5,228)
                                                --------------------------------------
                                                $    5,157    $  (19,657)   $   (8,051)
                                                ======================================

14.      COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases a number of its administrative operations facilities under noncancellable operating leases expiring at various dates through 2020. In addition, the Company leases certain construction, automotive and computer equipment on a multi-year, monthly or daily basis. During the fourth quarter of 2002, the Company entered into an arrangement for the sale-leaseback of a tunnel boring machine ("TBM"). Future rent expense on the TBM operating lease will be $1.7 million annually, extending for 7 years and is included in the minimum lease payments presented below. No material gain or loss resulted from the sale-leaseback transaction in 2002. Rent expense under all operating leases for 2003, 2002 and 2001 was $17.6 million, $18.6 million and $22.3 million, respectively. Rental expense paid to a related party was $510,000, $600,000 and $453,500 for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, the future minimum lease payments required under the noncancellable operating leases were as follows (in thousands):

Year                Minimum Lease Payments
-----------         ----------------------
2004                        11,139
2005                         7,455
2006                         5,565
2007                         4,634
2008                         3,675
After 2008                   4,993
                            ------
Total                       37,461
                            ======

Litigation

In the third quarter of 2002, a Company crew had an accident on an Insituform CIPP Process project in Des Moines, Iowa. Two workers died and five workers were injured in the accident. The Company fully cooperated with Iowa's state OSHA in the investigation of the accident. Iowa OSHA issued a Citation and Notification of Penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. The Company challenged Iowa OSHA's findings, and in the fourth quarter of 2003, an administrative law judge found in favor of Iowa OSHA on some citations, found in favor of the Company on some citations and combined a number of citations for purposes of assessing penalties. The administrative law judge reduced the penalties to $158,000. The Company is vigorously opposing the citations, and both the Company and Iowa OSHA have appealed the decision to the Iowa Department of Inspections and Appeals. In 2002, Iowa OSHA referred this matter to the local county attorney's office for potential criminal investigation. The local county attorney referred the matter to the State of Iowa Department of Criminal Investigation.

The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management does not believe that the outcome of any such litigation will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.


Retirement Plans

Substantially all of the Company's employees are eligible to participate in the Company sponsored defined contribution savings plan, which is a qualified plan under the requirements of Section 401(k) of the Internal Revenue Code. Total Company contributions to the domestic plan were $1.6 million, $1.7 million and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

In addition, certain foreign subsidiaries maintain various other defined contribution retirement plans. Company contributions to such plans for the years ended December 31, 2003, 2002 and 2001 were $577,993, $224,718 and $214,552, respectively.

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

15.      SEGMENT AND GEOGRAPHIC INFORMATION:

The Company has principally three operating segments: rehabilitation, tunneling and Tite Liner. The segments were determined based upon the types of products sold by each segment and each is regularly reviewed and evaluated separately. The rehabilitation segment provides trenchless methods of rehabilitating sewers, pipelines and other conduits using a variety of technologies including the Insituform CIPP Process, pipebursting, microtunneling, and sliplining. The tunneling segment engages in tunneling used in the installation of new underground services, large diameter microtunneling and sliplining. The Tite Liner segment provides a method of lining new and existing pipe with a corrosion and abrasion resistant polyethylene pipe. These operating segments represent strategic business units that offer distinct products and services and serve different markets.

The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on standalone operating income.

There were no customers which accounted for more than 10% of the Company's revenues during each of the three years ended December 31, 2003, 2002 and 2001.

Financial information by segment was as follows at December 31 (in thousands):

                                                        2003         2002        2001
                                                     ------------------------------------
Revenues:
  Rehabilitation                                     $  366,690   $  377,674   $  369,219
  Tunneling                                             100,020       86,297       49,019
  Tite Liner                                             20,562       16,387       27,072
                                                     ------------------------------------
           Total revenues                            $  487,272   $  480,358   $  445,310
                                                     ====================================

Operating income:
  Rehabilitation                                     $   14,465   $   35,208   $   36,191
  Tunneling                                               3,956       12,165        5,754
  Tite Liner                                              3,170        2,810        4,820
                                                     ------------------------------------
           Total operating income                    $   21,591   $   50,183   $   46,765
                                                     ====================================
Total assets:
  Rehabilitation                                     $  300,198   $  315,377   $  311,949
  Tunneling                                              68,494       63,218       30,346
  Tite Liner                                              4,906        6,204       12,523
  Corporate                                             133,499       80,305       76,770
  Discontinued                                            1,263        7,909       32,034
                                                     ------------------------------------
           Total assets                              $  508,360   $  473,013   $  463,622
                                                     ====================================
Capital expenditures:
  Rehabilitation                                     $   10,482   $    6,093   $    8,474
  Tunneling                                               7,005       12,941        6,045
  Tite Liner                                              1,051          353           61
  Corporate                                               1,391        2,395        2,058
                                                     ------------------------------------
           Total capital expenditures                $   19,929   $   21,782   $   16,638
                                                     ====================================
Depreciation and amortization:
  Rehabilitation                                     $   10,146   $   10,035   $   16,893
  Tunneling                                               3,811        2,570        1,292
  Tite Liner                                              1,280          880        1,136
  Corporate                                               1,879        2,345        2,062
                                                     ------------------------------------
           Total depreciation and amortization       $   17,116   $   15,830   $   21,383
                                                     ====================================

Financial information by geographic area was as follows at December 31 (in thousands):

                                                        2003         2002        2001
                                                     ------------------------------------
Revenues:
  United States                                      $  401,174   $  408,218   $  361,194
  Canada                                                 22,767       19,339       23,482
  Other Foreign                                          63,331       52,801       60,634
                                                     ------------------------------------
           Total revenues                            $  487,272   $  480,358   $  445,310
                                                     ====================================
Operating income:
  United States                                      $   13,525   $   43,502   $   39,003
  Canada                                                  3,327        2,616        3,714
  Other Foreign                                           4,739        4,065        4,048
                                                     ------------------------------------
           Total operating income                    $   21,591   $   50,183   $   46,765
                                                     ====================================
Long-lived assets:
  United States                                      $   80,641   $   70,924   $   63,467
  Canada                                                  2,330        2,772        2,969
  Other Foreign                                          16,503       15,634       20,168
                                                     ------------------------------------
           Total long-lived assets                   $   99,474   $   89,330   $   86,604
                                                     ====================================

16.      SUBSEQUENT EVENTS:

Effective March 12, 2004, the Company entered into an amended and restated bank revolving credit facility (the "Amended Credit Facility") that replaces its existing $75 million bank credit facility (the "Old Credit Facility"). The Amended Credit Facility provides a borrowing capacity of $25 million, any portion of which may be used for the issuance of standby letters of credit. The Company believed that the covenants contained in the Old Credit Facility unduly limited the Company in the operation of its business. In light of the Company's being out of compliance with certain debt covenants at December 31, 2003 and based on the determination that it did not anticipate using more than $25 million of its bank credit in the foreseeable future (primarily for standby letters of credit), the Company decided to amend the Old Credit Facility and consummate the Amended Credit Facility which subjects the Company to less restrictive covenants. The Amended Credit Facility matures on September 12, 2005.

Under the Amended Credit Facility, the Company has paid a $25,000 closing fee and will pay a commitment fee equal to 0.4% per annum on the unborrowed balance at the end of each fiscal quarter. The Company will also pay a letter of credit fee of 2.25% per annum on the aggregate stated amount for each letter of credit that is issued and outstanding at the end of each fiscal quarter. Any loan under the Amended Credit Facility will bear interest at the rate equal to the Bank of America prime rate (currently set at 4.0% per annum). The Amended Credit Facility contains cross-default provisions to the Company's amended Senior Notes as summarized below.

At December 31, 2003, the Company had an unborrowed balance under the Old Credit Facility of $69.8 million, and the commitment fee was 0.3%. The remaining $5.2 million was being utilized at year end for non-interest bearing letters of credit, the majority of which were collateral for insurance. The letters of credit under the Old Credit Facility will be transferred to the Amended Credit Facility and remain outstanding. The Company issued $4.2 million in additional letters of credit under the Amended Credit Facility relating to collateral for the benefit of its insurance carrier, bringing the total amount of letters of credit issued to $9.2 million at March 12, 2004. Since there were no interest-bearing borrowings under the Old Credit Facility at December 31, 2003, there had been no applicable interest rate determined under the facility.

On March 12, 2004, the Company, with the requisite approval of the holders of the Company's Senior Notes, Series A, due February 14, 2007, and the Company's Senior Notes, Series 2003-A, due April 24, 2013, amended certain of the terms and conditions of the Senior Notes. In connection with the amendment, the Company paid the noteholders an amendment fee of 0.25%, or $0.3 million, of the outstanding principal balance of each series of Senior Notes. In addition, the interest rate on each series of Senior Notes increases by 0.75% per annum at closing, reducing by 0.25% per annum beginning on April 1, 2005 and by an additional 0.5% per annum beginning on April 1, 2006.

Prior to the amendment, the Senior Notes, Series A, bore interest, payable semi-annually, at 7.88% per annum. At December 31, 2003, the outstanding principal amount under the Senior Notes, Series A, was $62.9 million. Each year through maturity the Company is required to make principal payments under the Senior Notes, Series A, of $15.7 million. Upon specified change in control events, each holder of the Senior Notes, Series A, has the right to require the Company to purchase its notes, without premium.

Prior to the amendment, the Senior Notes, Series 2003-A, bore interest, payable semi-annually, at a rate of 5.29% per annum. At December 31, 2003, the outstanding principal amount under the Senior Notes, Series 2003-A, was $65.0 million. The principal amount of the Senior Notes, Series 2003-A, is due in a single payment on April 24, 2013. Upon specified change in control events, each holder of the Senior Notes, Series 2003-A, has the right to require the Company to purchase its notes, without premium. The proceeds of the Senior Notes, Series 2003-A, were used by the Company to pay off balances on the Old Credit Facility and to provide liquidity to the Company for general corporate purposes.

The amended note purchase agreements of the Senior Notes, Series A, and the Senior Notes, Series 2003-A, and the Amended Credit Facility obligate the Company to comply with certain amended financial ratios and restrictive covenants through the end of the first quarter of 2005. These covenants, among other things, place limitations on operations, stock repurchases, dividends, capital expenditures, acquisitions and sales of assets by the Company and/or its subsidiaries and limit the ability of the Company and its subsidiaries to incur further indebtedness. On April 1, 2005, the financial covenants will revert to original covenants prior to the March 12, 2004 amendment.

At December 31, 2003, the Company was out of compliance with certain of the debt covenants under the note purchase agreements, Old Credit Facility and an insurance collateral agreement, but with the recent amendments, are now in compliance with all newly amended covenants. The Company believes it will be in compliance with the amended covenants in 2004 and beyond.

As a result of the issuance of the $4.2 million in additional letters of credit under the Amended Credit Facility referenced above, the insurance collateral agreement was cancelled, as it was no longer necessary and the related amount of restricted cash posted as insurance collateral will be released.

In connection with the refinancing/amendments of its debt agreements as described above, the Company expects to record a charge to interest expense in the quarter ending March 31, 2004 of approximately $0.6 million relative to costs incurred for the refinancing/amendments, including the write-off of a portion of deferred financing fees.

17.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

         (In thousands, except per share data)

                                                          1st            2nd             3rd             4th(1)
                                                     ------------------------------------------------------------
Year ended December 31, 2003:
  Revenues                                           $    123,348    $    124,778    $    117,360    $    121,786
  Gross profit                                             28,269          29,267          27,419          17,703
  Operating income (loss)                                  11,186          10,285           7,771          (7,651)
  Income (loss) from continuing operations                  6,351           4,877           3,500         (10,100)
  Income (loss) from discontinued operations                  276            (292)           (215)           (872)
  Net income (loss)                                         6,627           4,585           3,285         (10,972)
  Basic earnings (loss) per share:
    Income (loss) from continuing operations         $       0.24    $       0.18    $       0.13    $      (0.38)
    Income (loss) from discontinued operations               0.01           (0.01)          (0.01)          (0.03)
                                                     ------------------------------------------------------------
    Net income (loss)                                $       0.25    $       0.17    $       0.12    $      (0.41)
  Diluted earnings (loss) per share:
    Income (loss) from continuing operations         $       0.24    $       0.18    $       0.13    $      (0.38)
    Income (loss) from discontinued operations               0.01           (0.01)          (0.01)          (0.03)
                                                     ------------------------------------------------------------
    Net income (loss)                                $       0.25    $       0.17    $       0.12    $      (0.41)

Year ended December 31, 2002:
  Revenues                                           $    111,176    $    118,488    $    125,523    $    125,171
  Gross profit                                             28,889          30,997          32,758          32,978
  Operating income                                         11,216          14,256           9,081          15,630
  Income from continuing operations                         5,905           8,238           5,665           8,752
  Loss from discontinued operations                        (1,602)           (927)           (788)         (2,552)
  Net income                                                4,303           7,311           4,877           6,200
  Basic earnings per share:
    Income from continuing operations                $       0.22    $       0.31    $       0.21    $       0.33
    Loss from discontinued operations                       (0.06)          (0.03)          (0.03)          (0.10)
                                                     ------------------------------------------------------------
    Net income                                       $       0.16    $       0.28    $       0.18    $       0.23
  Diluted earnings per share:
    Income from continuing operations                $       0.22    $       0.31    $       0.21    $       0.33
    Loss from discontinued operations                       (0.06)          (0.03)          (0.03)          (0.10)
                                                     ------------------------------------------------------------
    Net income                                       $       0.16    $       0.28    $       0.18    $       0.23

(1) See Notes 7, 11 and 12 for discussion of certain fourth quarter 2003 items.

                            INDEX TO EXHIBITS (1, 2)

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

3.2 Amended and Restated By-Laws of the Company, as amended through July 22, 2003 (incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2003).

4 Rights Agreement dated as of February 26, 2002 between Insituform Technologies, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A dated March 8, 2002).

10.1 Credit Agreement (the "Credit Agreement") dated as of March 27, 2003 among the Company, Bank of America, N.A. as Administrative Agent, and Letter of Credit Issuing Lender and the other Financial Institutions party thereto (incorporated by reference to Exhibit 10.1 to the annual report on Form 10-K for the year ended December 31, 2002), as amended by First Amendment to Credit Agreement dated as of November 26, 2003 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated and filed December 1, 2003, as further amended by Second Amendment to Credit Agreement dated as of March 12, 2004.

10.2 Note Purchase Agreements (the "Note Purchase Agreements") dated as of February 14, 1997 among the Company and, respectively, each of the lenders (the "Noteholders") listed therein (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K for the year ended December 31, 1996), as amended by First Amendment to the Note Purchase Agreements dated as of August 20, 1997 (incorporated by reference to Exhibit 10(a) to the quarterly report on Form 10-Q for the quarter ended September 30, 1997), as further amended by Second Amendment dated as of March 30, 2000 to Note Purchase Agreements (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended March 31, 2000), as further amended by Third Amendment dated as of February 28, 2003 to Note Purchase Agreements (incorporated by reference to Exhibit 10.2 to the annual report on Form 10-K for the year ended December 31, 2002), as further amended by Fourth Amendment dated as of March 12, 2004.

10.3 Note Purchase Agreement (the "Note Purchase Agreement") dated as of April 24, 2003 among the Company and each of the lenders listed therein (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003), as further amended by First Amendment dated as of March 12, 2004.

10.4 Master Guaranty dated as of March 27, 2003 by the Company and those subsidiaries of the Company named therein (incorporated by reference to Exhibit 10.3 to the annual report on Form 10-K for the year ended December 31, 2002).

10.5 Amended and Restated Intercreditor Agreement dated as of April 24, 2003 among Bank of America, N.A. and the Noteholders (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003).

10.6 Employment Letter dated March 7, 2003 between the Company and Thomas S. Rooney, Jr. (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003), as amended by Amendment dated March 1, 2004. (3)

10.7     Employment Letter dated July 15, 1998 between the Company and Anthony
         W. Hooper (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 1998), as amended by Amendment dated March 14, 2003 (incorporated by reference to Exhibit 10.5 to the annual report on Form 10-K for the year ended December 31, 2002). (3)

10.8 Note Modification Allonge executed on July 17, 2002 relating to Promissory Note (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2002). (3)

10.9 Promissory Note dated September 24, 1997 made by Anthony W. Hooper in favor of the Company (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended June 30, 2002). (3)

10.10 Letter agreement dated as of February 9, 1999 between the Company and Thomas N. Kalishman (incorporated by reference to Exhibit 10.10 to the annual report on Form 10-K for the year ended December 31, 1998). (3)

10.11 Executive Separation Agreement and Release effective as of July 22, 2003 by and between the registrant and Anthony W. Hooper (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2003). (3)

10.12 Employment Letter dated December 1, 2003 between the Company and Christian G. Farman (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated and filed December 4, 2003). (3)

10.13 Employment Separation Agreement and Release effective as of December 4, 2003 by and between the Company and Joseph A. White. (3)

10.14 Employee Separation Agreement and Release effective as of July 1, 2003 by and between the Company and Carroll W. Slusher (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended June 30, 2003). (3)

10.15 Employment Agreement dated October 25, 1995 between the Company and Robert W. Affholder (incorporated by reference to Exhibit 2(d) to the Current Report on Form 8-K dated October 25, 1995), as amended by Amendment No. 1 dated as of October 25, 1998 to Employment Agreement (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K for the year ended December 31, 1998), and as amended by Amendment No. 2 dated as of December 31, 1999 to Employment Agreement, and as amended by Amendment No. 3 dated as of December 31, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2001), and as amended by Amendment No. 4 dated as of December 31, 2001 to Employment Agreement (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K for the year ended December 31, 2001), and as amended by Amendment No. 5 dated as of December 31, 2002 to Employment Agreement (incorporated by reference to Exhibit 10.8 to the annual report on Form 10-K for the year ended December 31, 2002), and as amended by Letter Agreement dated March 1, 2004. (3)

10.16 Equipment Lease for 125 Ton American Crane [1] dated as of January 1, 2004 between A-Y-K-E Partnership and Affholder, Inc.

10.17 Equipment Lease for 90 Ton Link Belt Crane dated as of January 1, 2004 between A-Y-K-E Partnership and Affholder, Inc.

10.18 Equipment Lease for 125 Ton American Crane [2] dated as of January 1, 2004 between A-Y-K-E Partnership and Affholder, Inc.

10.19 Equipment Lease for 110 Ton American Crane dated as of January 1, 2004 between A-Y-K-E Partnership and Affholder, Inc.

10.20 Equipment Lease for Lovat M-142 Tunnel Boring Machine dated as of February 1, 2004 between A-Y-K-E Partnership and Affholder, Inc.

10.21 Equipment Lease for Lovat 90" Tunnel Boring Machine dated as of February 1, 2004 between A-Y-K-E Partnership and Affholder, Inc.

10.22 1992 Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.11 to the annual report on Form 10-K for the year ended December 31, 1999). (3)

10.23 1992 Director Stock Option Plan of the Company (incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K for the year ended December 31, 1999). (3)

10.24 Amended and Restated 2001 Employee Equity Incentive Plan (incorporated by reference to Appendix C to the definitive proxy statement on
         Schedule 14A filed on April 16, 2003 in connection with the 2003 annual meeting of stockholders. (3)

10.25 Amended and Restated 2001 Non-Employee Director Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed on April 16, 2003 in connection with the 2003 annual meeting of stockholders. (3)

10.26 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2001).
         (3)

10.27 Insituform Mid-America, Inc. Stock Option Plan, as amended (incorporated by reference to Exhibit 4(i) to the Registration Statement on Form S-8 No. 33-63953). (3)

10.28 Senior Management Voluntary Deferred Compensation Plan of the Company (incorporated by reference to Exhibit 10.19 to the annual report on Form 10-K for the year ended December 31, 1998), as amended by First Amendment thereto dated as of October 25, 2000 (incorporated by reference to Exhibit 10.15 to the annual report on Form 10-K). (3)

10.29 Form of Directors' Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2002). (3)

21       Subsidiaries of the Company.

23       Consent of PricewaterhouseCoopers LLP.

24       Power of Attorney (See "Power of Attorney" in the annual report on Form
         10-K).

31.1 Certification of Thomas S. Rooney, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Christian G. Farman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Thomas S. Rooney, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Christian G. Farman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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