Form 10-Q
period 2004-03-31
INSITUFORM TECHNOLOGIES INC
filed 2004-05-10
CIK 353020

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at April 30, 2004
------------------------------------       -----------------------------------
Class A Common Stock, $.01 par value                 26,710,513 Shares

                                      INDEX

                                                                                             Page No.
                                                                                             --------
Part I     Financial Information:

           Item 1.     Financial Statements (unaudited):

                       Consolidated Statements of Income..............................           3

                       Consolidated Balance Sheets....................................           4

                       Consolidated Statements of Cash Flows..........................           5

                       Notes to Consolidated Financial Statements.....................           6

           Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations............................          12

           Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....          18

           Item 4.     Controls and Procedures........................................          18

Part II    Other Information:

           Item 1.     Legal Proceedings..............................................          19

           Item 6.     Exhibits and Reports on Form 8-K...............................          19

Signatures............................................................................          20

Certifications........................................................................          22

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  FOR THE THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                              2004                  2003
                                                                           ----------            ----------
REVENUES                                                                   $  127,914            $  123,348
COST OF REVENUES                                                              102,547                95,079
                                                                           ----------            ----------
GROSS PROFIT                                                                   25,367                28,269
SELLING, GENERAL AND ADMINISTRATIVE                                            21,992                17,083
                                                                           ----------            ----------
OPERATING INCOME                                                                3,375                11,186
OTHER (EXPENSE) INCOME:
      Interest expense                                                         (2,168)               (1,197)
      Other                                                                      (164)                  431
                                                                           ----------            ----------
TOTAL OTHER EXPENSE                                                            (2,332)                 (766)
                                                                           ----------            ----------
INCOME BEFORE TAXES ON INCOME                                                   1,043                10,420
TAXES ON INCOME                                                                   425                 4,064
                                                                           ----------            ----------
INCOME BEFORE MINORITY INTERESTS, EQUITY IN EARNINGS
      AND DISCONTINUED OPERATIONS                                                 618                 6,356
MINORITY INTERESTS                                                                (56)                  (30)
EQUITY IN EARNINGS OF AFFILIATED COMPANIES                                        (60)                   25
                                                                           ----------            ----------
INCOME FROM CONTINUING OPERATIONS                                                 502                 6,351
INCOME FROM DISCONTINUED OPERATIONS                                                 -                   276
                                                                           ----------            ----------
NET INCOME                                                                 $      502            $    6,627
                                                                           ==========            ==========
EARNINGS PER SHARE OF COMMON STOCK AND COMMON
      STOCK EQUIVALENTS:

      Basic:
           Income from continuing operations                               $     0.02            $     0.24
           Discontinued operations                                                  -                  0.01
           Net income                                                            0.02                  0.25

      Diluted:
           Income from continuing operations                               $     0.02            $     0.24
           Discontinued operations                                                  -                  0.01
           Net income                                                            0.02                  0.25

          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               MARCH 31, 2004       DECEMBER 31, 2003
                                                                               --------------       -----------------
ASSETS
      CURRENT ASSETS
           Cash and cash equivalents, including restricted cash of
             $1,314 and $6,126, respectively                                     $    94,765           $    99,991
           Receivables, net                                                           86,256                90,814
           Retainage                                                                  23,843                24,902
           Costs and estimated earnings in excess of billings                         35,661                27,853
           Inventories                                                                14,427                12,935
           Prepaid expenses and other assets                                          10,104                19,515
           Assets held for disposal                                                        -                 1,263
                                                                                 -----------           -----------
      TOTAL CURRENT ASSETS                                                           265,056               277,273
                                                                                 -----------           -----------
      PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation                    79,632                75,667
                                                                                 -----------           -----------
      OTHER ASSETS
           Goodwill                                                                  131,606               131,613
           Other assets                                                               23,346                23,807
                                                                                 -----------           -----------
      TOTAL OTHER ASSETS                                                             154,952               155,420
                                                                                 -----------           -----------
TOTAL ASSETS                                                                     $   499,640           $   508,360
                                                                                 ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES
           Current maturities of long-term debt and line of credit               $    16,895           $    16,938
           Accounts payable and accrued expenses                                      88,354                82,670
           Billings in excess of costs and estimated earnings                          7,033                 8,495
           Liabilities related to discontinued operations                                  -                 1,770
                                                                                 -----------           -----------
      TOTAL CURRENT LIABILITIES                                                      112,282               109,873
                                                                                 -----------           -----------
      LONG-TERM DEBT, less current maturities                                         98,542               114,323
      OTHER LIABILITIES                                                                3,767                 3,530
                                                                                 -----------           -----------
      TOTAL LIABILITIES                                                              214,591               227,726
                                                                                 -----------           -----------
      MINORITY INTERESTS                                                               1,543                 1,465
                                                                                 -----------           -----------

      COMMITMENTS AND CONTINGENCIES (NOTE 9)

      STOCKHOLDERS' EQUITY
           Preferred stock, undesignated, $.10 par - shares authorized
             1,400,000; none outstanding                                                   -                     -
           Series A Junior Participating Preferred stock, $.10 par - shares
             authorized 600,000; none outstanding                                          -                     -
           Common stock, $.01 par - shares authorized 60,000,000;
             shares outstanding 26,710,398 and 26,458,205                                288                   288
           Unearned restricted stock                                                    (379)                 (412)
           Additional paid-in capital                                                136,562               133,794
           Retained earnings                                                         198,831               198,328
           Treasury stock - 2,357,464 shares                                         (51,596)              (51,596)
           Accumulated other comprehensive loss                                         (200)               (1,233)
                                                                                 -----------           -----------
      TOTAL STOCKHOLDERS' EQUITY                                                     283,506               279,169
                                                                                 -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $   499,640           $   508,360
                                                                                 ===========           ===========

          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      FOR THE THREE MONTHS
                                                                                         ENDED MARCH 31,
                                                                                      2004           2003
                                                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                         $     502      $   6,627
      Income from discontinued operations                                                  -           (276)
                                                                                   ---------      ---------
INCOME FROM CONTINUING OPERATIONS                                                        502          6,351
                                                                                   ---------      ---------
ADJUSTMENTS TO RECONCILE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
      Depreciation                                                                     4,098          3,339
      Amortization                                                                       606            319
      Deferred income taxes                                                              (62)            10
      Write-off of debt issuance costs                                                   226              -
      Translation and other                                                              859           (167)
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF PURCHASED BUSINESSES:

      Receivables, including costs and estimated earnings in excess of billings       (1,347)        (2,197)
      Inventories                                                                     (1,492)           125
      Prepaid expenses and other assets                                               10,090          3,266
      Accounts payable and accrued expenses                                            2,452          2,877
                                                                                   ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                    15,932         13,923
NET CASH PROVIDED BY OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS                       -          1,798
                                                                                   ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             15,932         15,721
                                                                                   ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                            (7,696)        (2,138)
      Proceeds from sale of fixed assets                                                 243            346
      Other investing activities                                                           -            347
                                                                                   ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                                                 (7,453)        (1,445)
                                                                                   ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                                           2,770             91
      Purchases of treasury stock                                                          -         (1,417)
      Principal payments on long-term debt                                           (15,715)       (18,652)
      Increase in line of credit                                                           -         14,516
      Deferred financing charges                                                        (633)          (213)
                                                                                   ---------      ---------
NET CASH USED IN FINANCING ACTIVITIES                                                (13,578)        (5,675)
                                                                                   ---------      ---------
Effect of exchange rate changes on cash                                                 (127)          (616)
                                                                                   ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                   (5,226)         7,985
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        99,991         75,386
                                                                                   ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  94,765      $  83,371
                                                                                   =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID (RECEIVED) FOR:
      Interest                                                                     $   2,495      $   3,323
      Income taxes, net                                                               (7,929)           883

NONCASH INVESTING AND FINANCING ACTIVITIES:
      Note payable recovered in settlement                                         $       -      $   5,350
      Accrued interest recovered in settlement                                             -            557
      Treasury stock recovered in settlement                                               -            254

          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004

1.   GENERAL

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's unaudited consolidated balance sheets as of March 31, 2004 and December 31, 2003 and the unaudited consolidated statements of income and cash flows for the three months ended March 31, 2004 and 2003. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 2003 Annual Report on Form 10-K.

     The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

2.   STOCK-BASED COMPENSATION

     At March 31, 2004, the Company had two active stock-based compensation plans under which stock-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. Stock-based compensation expense related to grants of restricted stock was $34,000 before tax in the first quarter of 2004. There was no stock-based compensation expense in the first quarter of 2003. All stock options granted during these and subsequent time periods had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to stock-based compensation (in thousands, except share data):

                                                              THREE MONTHS ENDED MARCH 31,
                                                                 2004              2003
                                                              ----------        ----------
Net income - as reported                                      $      502        $    6,627
Add: Total stock-based compensation expense
  included in net income, net of related tax benefits                 20                 -
Deduct: Total stock-based compensation expense
  determined under fair value method for all awards,
  net of related tax effects                                        (351)           (1,469)
                                                              ----------        ----------
Pro forma net income                                          $      151        $    5,158
                                                              ==========        ==========

Basic earnings per share:
  As reported                                                 $     0.02        $     0.25
  Pro forma                                                         0.01              0.19
Diluted earnings per share:
  As reported                                                       0.02              0.25
  Pro forma                                                         0.01              0.19

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

     For SFAS 148 ("Accounting for Stock-Based Compensation - Transition and Disclosure") disclosure purposes, the stock-based compensation expense recorded in the determination of reported net income is disclosed in the table above. The pro forma stock-based compensation expense includes the recorded expense and expense related to stock options that was determined using the fair value method.

3.   BUSINESS ACQUISITIONS

     In November 2003, the Company acquired the remaining interest in Ka-Te Insituform AG ("Ka-Te Insituform") for approximately $2.2 million. Net of related party debt and shared accrued employee liabilities, the cash paid by the Company was approximately $0.8 million. The operations of Ka-Te Insituform added approximately $2.6 million in revenues and $0.1 million of operating income to the Company's results of operations in the first quarter of 2004.

     In September 2003, the Company acquired the business and certain assets of Insituform East, Inc. ("East") for $5.5 million. The Company subsequently exercised an option to purchase additional assets from East for $0.6 million. The operations of East added approximately $2.5 million in revenues and an operating loss of $0.6 million to the Company's results of operations in the first quarter of 2004.

     In June 2003, the Company completed the acquisition of the business of Sewer Services, Ltd. ("Sewer Services") for approximately $0.4 million. The operations of Sewer Services added approximately $1.3 million in revenues and an operating loss of approximately $0.1 million to the Company's results of operations in the first quarter of 2004.

4.   DISCONTINUED OPERATIONS

     During the fourth quarter of 2001, the Company made the decision to sell certain operations acquired with Kinsel Industries, Inc. ("Kinsel"), which was acquired in February 2001. Accordingly, the Company classified these operations as discontinued as they were not consistent with the Company's operating strategy of providing trenchless rehabilitation and tunneling services. The Company has completed the disposition of all material assets classified as discontinued pursuant to the acquisition of Kinsel. At December 31, 2003, substantially all discontinued operations had been completed, and the Company will no longer report discontinued operations activity separately in 2004.

     The Company negotiated settlements, without litigation, during the first quarter of 2003 between the Company and the former Kinsel owners, and the Company and the purchasers of the wastewater treatment plant operations acquired from Kinsel. The Company made various claims against the former shareholders of Kinsel, arising out of the February 2001 acquisition of Kinsel and a related company, Tracks of Texas, Inc. Those claims were settled in March 2003 without litigation. Under the terms of the settlement, 18,891 shares of Company common stock valued at $254,084 based on the settlement date closing stock price of $13.45 per share, and all of the promissory notes, totaling $5,350,000 in principal (together with all accrued and unpaid interest), issued to former Kinsel shareholders in connection with the acquisition, were returned to the Company from the claim collateral escrow account established at the time of acquisition. The remaining 56,672 shares of Company common stock held in the escrow account were distributed to the former Kinsel shareholders. The settlement of the escrow account primarily related to matters associated with Kinsel operations that have been sold and were presented as discontinued operations through December 31, 2003. In January 2003, the Company received notice of multiple claims, totaling more than $3.5 million, from the buyer of the former Kinsel wastewater treatment division. The claims arose out of the January 2002 sale of the Kinsel wastewater treatment division and alleged the valuation of the assets sold was overstated. These settlements resulted in a $1.0 million pre-tax non-operating gain in the results of continuing operations, and a net pre-tax $1.1 million gain in discontinued operations, of which $0.6 million was reported as an after-tax non-operating gain in the results of continuing operations and $0.7 million as an after-tax gain on discontinued operations in the first quarter of 2003.

5.   COMPREHENSIVE INCOME

     For the quarters ended March 31, 2004 and 2003, comprehensive income was $1.5 million and $5.7 million, respectively. The Company's adjustment to net income to calculate comprehensive income consists solely of cumulative foreign currency translation adjustments of $1.0 million and $(0.9 million) for the quarters ended March 31, 2004 and 2003, respectively.

6.   SHARE INFORMATION

     Earnings per share have been calculated using the following share information:

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                           2004                   2003
                                                                        ----------            ----------
Weighted average number of common shares
  used for basic EPS                                                    26,487,787            26,529,602
Effect of dilutive stock compensation                                      158,013                46,248
                                                                        ----------            ----------
Weighted average number of common shares
  and dilutive potential common stock used in dilutive EPS              26,645,800            26,575,850
                                                                        ==========            ==========

7.   SEGMENT REPORTING

     The Company has principally three operating segments: rehabilitation, tunneling, and Tite Liner(R), the Company's corrosion and abrasion segment ("Tite Liner"). The segments were determined based upon the types of products sold by each segment and each is regularly reviewed and evaluated separately.

     The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating income.

     Financial information by segment is as follows (in thousands):

                                     THREE MONTHS ENDED MARCH 31,
                                       2004                2003
                                    ---------           ---------
Revenues
       Rehabilitation               $  95,629           $  92,367
       Tunneling                       26,050              25,585
       Tite Liner                       6,235               5,396
                                    ---------           ---------
Total Revenues                      $ 127,914           $ 123,348
                                    =========           =========

Gross Profit
       Rehabilitation               $  20,305           $  23,468
       Tunneling                        2,946               3,161
       Tite Liner                       2,116               1,640
                                    ---------           ---------
Total Gross Profit                  $  25,367           $  28,269
                                    =========           =========

Operating Income
       Rehabilitation               $   1,727           $   8,814
       Tunneling                          496               1,441
       Tite Liner                       1,152                 931
                                    ---------           ---------
Total Operating Income              $   3,375           $  11,186
                                    =========           =========

8.   ACQUIRED INTANGIBLE ASSETS

     Acquired intangible assets include patents, license agreements, non-compete agreements, purchased backlog and customer relationships.

     Intangible assets at March 31, 2004 and amortization expense were as follows ($ in thousands):

                                                                              AS OF MARCH 31, 2004
                                                                         GROSS CARRYING       ACCUMULATED
                                                                             AMOUNT          AMORTIZATION
                                                                          -----------        ------------
Amortized intangible assets:
     Patents and trademarks                                               $    13,943        $    (12,379)
     License agreements                                                         4,803              (2,160)
     Non-compete agreements                                                     3,246              (1,341)
     Purchased backlog                                                            582                (388)
     Customer relationships                                                     1,797                 (60)
                                                                          -----------        ------------
Total                                                                     $    24,371        $    (16,328)

Aggregate amortization expense:
     For the three months ended March 31, 2004                            $       606

Estimated amortization expense:
     For year ending December 31, 2004                                    $     1,580
     For year ending December 31, 2005                                            850
     For year ending December 31, 2006                                            845
     For year ending December 31, 2007                                            452
     For year ending December 31, 2008                                            438

9.   COMMITMENTS AND CONTINGENCIES

     Litigation

     In the third quarter of 2002, a Company crew had an accident on an Insituform CIPP Process project in Des Moines, Iowa. Two workers died and five workers were injured in the accident. The Company fully cooperated with Iowa's state OSHA in the investigation of the accident. Iowa OSHA issued a Citation and Notification of Penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. The Company challenged Iowa OSHA's findings, and in the fourth quarter of 2003, an administrative law judge found in favor of Iowa OSHA on some citations, found in favor of the Company on some citations and combined a number of citations for purposes of assessing penalties. The administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Department of Inspections and Appeals reinstated many of the original penalties, ordering total penalties in the amount of $733,750. The Company is vigorously opposing the citations, and expects to appeal to the Iowa state district court. In 2002, Iowa OSHA referred this matter to the local county attorney's office for potential criminal investigation. The local county attorney referred the matter to the State of Iowa Department of Criminal Investigation.

     In August 2003, the Company began an Insituform CIPP Process installation in Boston. The $1 million project required the Company to line 5,400 feet of a 109-year-old 36 to 41-inch diameter unusually-shaped hand-laid rough brick pipe. Many aspects of this project were atypical of the Company's normal Insituform CIPP Process installations. The owner rejected approximately 4,500 feet of the liner and all proposed repair methods. All rejected liner was removed and re-installed. The parties are conducting additional testing on the line to determine the effectiveness of the repairs and hope to bring the project to closure shortly.

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

     On March 10, 2004, the Company filed a lawsuit in Massachusetts against its excess insurance carrier for its failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage. The excess insurance carrier has filed an answer in response. Because of the uncertainties in litigation and although the Company is vigorously pursuing a full recovery of the loss, the Company did not believe that it was prudent to recognize any of the potential excess carrier insurance recovery at March 31, 2004.

     The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management does not believe that the outcome of any such litigation will have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

     Guarantees

     The Company has entered into several contractual joint ventures to develop joint bids on contracts for its rehabilitation businesses, and for tunneling operations. In these cases, the Company could be required to complete the partner's portion of the contract if the partner is unable to complete its portion. The Company is at risk for any amounts for which the Company itself could not complete the work and for which a third party contractor could not be located to complete the work for the amount awarded in the contract. The Company has not experienced material adverse results from such arrangements and foresees no future material adverse impact on financial position, results of operations or cash flows. As a result, the Company has not recorded a liability on the balance sheet associated with this risk.

     The Company has many contracts that require the Company to indemnify the other party against loss from claims of patent or trademark infringement. The Company also indemnifies its surety against losses from third party claims of subcontractors. The Company has not experienced material losses under these provisions and foresees no future material adverse impact on financial position, results of operations or cash flows. As a result, the Company has not recorded a liability on the balance sheet associated with this risk.

10.  FINANCINGS

     Amended Credit Facility

     Effective March 12, 2004, the Company entered into an amended and restated bank revolving credit facility (the "Amended Credit Facility") that replaced its existing $75 million bank credit facility (the "Old Credit Facility"). The Amended Credit Facility provides a borrowing capacity of $25 million, any portion of which may be used for the issuance of standby letters of credit. The Company believed that the covenants contained in the Old Credit Facility unduly limited the Company in the operation of its business. In light of the Company's being out of compliance with certain debt covenants at December 31, 2003 and based on the determination that it did not anticipate using more than $25 million of its bank credit in the foreseeable future (primarily for standby letters of credit), the Company decided to amend the Old Credit Facility and consummate the Amended Credit Facility which subjects the Company to less restrictive covenants. The Amended Credit Facility matures on September 12, 2005.

     Under the Amended Credit Facility, the Company paid a $25,000 closing fee and will pay a commitment fee equal to 0.4% per annum on the unborrowed balance at the end of each fiscal quarter. The Company will also pay a letter of credit fee of 2.25% per annum on the aggregate stated amount for each letter of credit that is issued and outstanding at the end of each fiscal quarter. Any loan under the Amended Credit Facility will bear interest at the rate equal to the Bank of America prime rate (4.0% per annum as of March 31, 2004). The Amended Credit Facility contains cross-default provisions to the Company's amended Senior Notes as summarized below.

     At December 31, 2003, the Company had an unborrowed balance under the Old Credit Facility of $69.8 million, and the commitment fee was 0.3%. The remaining $5.2 million was being utilized at year end for non-interest bearing letters of credit, the majority of which were collateral for insurance. The letters of credit under the Old Credit Facility were transferred to the Amended Credit Facility and remain outstanding. The Company issued $4.2 million in additional letters of credit under the Amended Credit Facility relating to collateral for the benefit of its insurance carrier, bringing the total amount of letters of credit issued to $9.2 million at March 31, 2004. As a result of the issuance of the $4.2 million in additional letters of credit under the Amended Credit Facility referenced above, the insurance collateral agreement was canceled since it was no longer necessary and the related amount of restricted cash posted as insurance collateral was released.

     Senior Notes

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

     Prior to the amendment, the Senior Notes, Series A, bore interest, payable semi-annually, at 7.88% per annum. At March 31, 2004, the outstanding principal amount under the Senior Notes, Series A, was $47.1 million. Each year through maturity the Company is required to make principal payments under the Senior Notes, Series A, of $15.7 million, plus interest. Upon specified change in control events, each holder of the Senior Notes, Series A, has the right to require the Company to purchase its notes, without premium.

     Prior to the amendment, the Senior Notes, Series 2003-A, bore interest, payable semi-annually, at a rate of 5.29% per annum. At March 31, 2004, the outstanding principal amount under the Senior Notes, Series 2003-A, was $65.0 million. The principal amount of the Senior Notes, Series 2003-A, is due in a single payment on April 24, 2013. Upon specified change in control events, each holder of the Senior Notes, Series 2003-A, has the right to require the Company to purchase its notes, without premium. The proceeds of the Senior Notes, Series 2003-A, were used by the Company to pay off balances on the Old Credit Facility and to provide liquidity to the Company for general corporate purposes.

     The amended note purchase agreements of the Senior Notes, Series A, and the Senior Notes, Series 2003-A, and the Amended Credit Facility obligate the Company to comply with certain amended financial ratios and restrictive covenants through the end of the first quarter of 2005. These covenants, among other things, place limitations on operations, stock repurchases, dividends, capital expenditures, acquisitions and sales of assets by the Company and/or its subsidiaries and limit the ability of the Company and its subsidiaries to incur further indebtedness. On April 1, 2005, the financial covenants will revert to the original covenants which were in place prior to the March 12, 2004 amendments.

     At December 31, 2003, the Company was out of compliance with certain of the debt covenants under the note purchase agreements, the Old Credit Facility and an insurance collateral agreement, but with the recent amendments, is now in compliance with all newly amended covenants.

     In connection with the refinancing/amendments of its debt agreements as described above, the Company recorded a charge to interest expense in the quarter ended March 31, 2004 of approximately $0.3 million relative to costs incurred for the refinancing/amendments, including the write-off of a portion of deferred financing fees.

     At March 31, 2004, the Company was in compliance with all debt covenants, and expects to be in compliance for the balance of 2004.

     The Company's Euro Note, due July 7, 2006, bears interest, payable quarterly in January, April, July, and October of each year, at the rate per annum of 5.5%. Each year until maturity, the Company will be required to make principal payments of $1.0 million for which currency fluctuations will have an effect on the U.S. dollar payment amount. On March 31, 2004, the principal amount of the Euro Note outstanding was Eur 2.4 million, or $3.0 million.

11.  NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003 (as revised December 2003), the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive the majority of the gains or both. FIN 46 requires that companies disclose certain information about a variable interest entity created prior to February 1, 2003. FIN 46 was effective for the Company on January 1, 2004. The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and results of operations during the periods included in the accompanying consolidated financial statements. See the discussion of the Company's critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2003; there have been no changes to these policies during the first quarter of 2004.

EXECUTIVE SUMMARY

Insituform Technologies is a worldwide company specializing in trenchless technologies to rehabilitate, replace, maintain and install underground pipes. The Company has three principal operating segments: rehabilitation, tunneling and Tite Liner(R) ("Tite Liner"). These segments have been determined based on the types of products sold, and each is reviewed and evaluated separately. While the Company uses a variety of trenchless technologies, the Insituform cured-in-place-pipe process (the "Insituform CIPP Process") contributed 62.1% of its revenues in the first quarter of 2004. This percentage has been trending downward slightly over the last few years as the Company has pursued diversification from the addition of complementary businesses, technologies and techniques. The tunneling segment has grown through organic growth and with the acquisition of Elmore Pipe Jacking, Inc. in 2002. Tunneling revenues have grown from $49.0 million in 2001 to $100.0 million in 2003.

Revenues are generated by the Company and its subsidiaries operating principally in the United States, Canada, the United Kingdom, the Netherlands, France, Belgium, Spain, Switzerland, and Chile, and include product sales and royalties from several joint ventures in Europe, and unaffiliated licensees and sub-licensees throughout the world. The United States remains the Company's single largest market, representing 87.1% of total revenue in the first quarter of 2004. See Note 7 to the Consolidated Financial Statements for additional segment information and disclosures.

The Company has identified several initiatives that management believes will reposition the Company to maintain its prominent status in its industry. In order to accomplish these initiatives, the Company will strategically invest money over the next two years. These initiatives are designed to accomplish cost reduction, product innovation, and business growth for the long term. Specifically, the Company will spend money on enhancing quality control and safety programs, training, logistics management and sales programs, which will impact all aspects of the business. In addition, there will be strategic investments in the areas of product innovation, particularly seeking methods to drive costs out of the business, to gain competitiveness. Some of the initiatives are already in the implementation phase, and the Company will continue to make planned investments to accomplish its goals. All of these investments are tempered by the fact that the Company's debt covenants place temporary restrictions on the use of cash. The Company expects the implementation of these initiatives to start benefiting the financial results in 2005.

UPDATE OF FOURTH QUARTER AND YEAR-END 2003 ISSUES

As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 ("the 2003 Annual Report"), there were a number of operational issues requiring adjustment to the Company's financial statements in 2003. The following is a brief discussion on some of the major issues discussed in the 2003 Annual Report.

BOSTON INSITUFORM CIPP PROCESS PROJECT

See discussion in Note 9 to the Consolidated Financial Statements for an update. The amount of $5.1 million (pre-tax) originally provided in the fourth quarter of 2003 for estimated costs associated with removing and re-installing approximately 4,500 feet of Insituform CIPP Process liner in Boston, Massachusetts, was not adjusted.

CASUALTY INSURANCE AND HEALTHCARE RESERVES

In the fourth quarter of 2003, the Company recorded an additional $3.0 million to its casualty insurance reserve and $0.7 million to its healthcare benefits reserve. The Company obtains actuarial estimates of its liabilities on a quarterly basis and adjusts its reserves accordingly. During the first quarter of 2004, the casualty insurance reserve was increased by $0.8 million and the healthcare benefits reserve was increased by $0.4 million.

RESERVE FOR POTENTIALLY UNCOLLECTIBLE ACCOUNTS AND CLAIMS

The Company recorded bad debt expense in the fourth quarter of 2003 of $0.6 million. The Company recorded no bad debt expense in the first quarter of 2004 or 2003. Also, at December 31, 2003, the Company reserved $0.8 million against several previously recorded customer claims for which collection at originally expected amounts was no longer considered probable. There was no need to increase these reserves in the first quarter of 2004.

WRITE-DOWNS AND RESERVES AGAINST CERTAIN ASSETS AND DISCONTINUED OPERATIONS

The Company wrote down certain assets by $1.1 million during the fourth quarter of 2003. The Company will perform physical counts of its fixed assets, with individual original cost below $50,000, in 2004. In the first quarter of 2004, the physical inventory of such items had not started, and no additional write-offs were taken.

In the fourth quarter of 2003, the Company recorded a $1.5 million reserve against certain assets related to discontinued operations. No adjustment to this reserve was made in the first quarter of 2004.

RESULTS OF OPERATIONS - Three Months Ended March 31, 2004 and 2003

Key financial data for the first quarter of 2004 compared to the first quarter of 2003 is as follows ($ in thousands):


                                                   THREE MONTHS ENDED MARCH 31, 2004
                                                 GROSS          SELLING, GENERAL                         OPERATING
                                    GROSS        PROFIT        AND ADMINISTRATIVE       OPERATING          INCOME
SEGMENT              REVENUES       PROFIT       MARGIN             EXPENSE               INCOME         PERCENTAGE
                    ----------    ---------      ------        ------------------       ---------        ----------
Rehabilitation      $   95,629    $  20,305       21.2%           $  18,578             $   1,727           1.8%
Tunneling               26,050        2,946       11.3%               2,450                   496           1.9%
Tite Liner               6,235        2,116       33.9%                 964                 1,152          18.5%
                    ----------    ---------       ----            ---------             ---------           ---
TOTAL               $  127,914    $  25,367       19.8%           $  21,992             $   3,375           2.6%
                    ==========    =========       ====            =========             =========           ===

                                                   THREE MONTHS ENDED MARCH 31, 2003
                                                 GROSS          SELLING, GENERAL                         OPERATING
                                    GROSS        PROFIT        AND ADMINISTRATIVE       OPERATING          INCOME
SEGMENT              REVENUES       PROFIT       MARGIN             EXPENSE               INCOME         PERCENTAGE
                    ----------    ---------      ------        ------------------       ---------        ----------
Rehabilitation      $   92,367    $  23,468       25.4%           $  14,654             $   8,814           9.5%
Tunneling               25,585        3,161       12.4%               1,720                 1,441           5.6%
Tite Liner               5,396        1,640       30.4%                 709                   931          17.3%
                    ----------    ---------       ----            ---------             ---------           ---
TOTAL               $  123,348    $  28,269       22.9%           $  17,083             $  11,186           9.1%
                    ==========    =========       ====            =========             =========           ===

OVERVIEW

On a consolidated basis, revenues increased 3.7% to $127.9 million in the first quarter of 2004 compared to $123.3 million in the first quarter of 2003, reflecting the impact of acquisitions made after the first quarter of 2003 offset by declines in two domestic rehabilitation regions. Gross profit decreased $2.9 million, or 10.3%, to $25.4 million in the first quarter of 2004 compared to $28.3 million in the first quarter of 2003, primarily due to lower pricing in one domestic region in the rehabilitation business and lower volume in another. Favorable performance in Canada and the Tite Liner segment partially offset the decrease in gross profit. Selling, general and administrative expenses increased $4.9 million to $22.0 million in the first quarter of 2004 compared to $17.1 million in the first quarter of 2003 due to additional compensation and employee-related costs along with professional and consulting fees which reflect implementation of corporate strategic initiatives. Additionally, acquisitions made after the first quarter of 2003 added $1.5 million to selling, general and administrative expenses in the first quarter of 2004. Also impacting gross profit and operating income was higher insurance and healthcare costs which increased $1.3 million in the first quarter of 2004 compared to the first quarter of 2003.

REHABILITATION SEGMENT

Rehabilitation revenues increased $3.3 million, or 3.5%, to $95.6 million in the first quarter of 2004 compared to $92.4 million in the first quarter of 2003. The acquisitions of Sewer Services, Ltd. ("Sewer Services"), Insituform East, Inc. ("East") and Ka-Te Insituform AG ("Ka-Te Insituform") added $6.5 million in revenues in the first quarter of 2004. These acquisitions were made in the second, third and fourth quarters of 2003, respectively. Four regions in the domestic rehabilitation business experienced revenue growth of $4.9 million due to increased backlog in the first quarter of 2004. Two other domestic regions suffered lower pricing and work release delays, causing an offsetting $8.4 million decline in revenues in the first quarter of 2004.

Gross profit in the rehabilitation segment decreased $3.2 million, or 13.5%, to $20.3 million in the first quarter of 2004 compared to $23.5 million in the first quarter of 2003. Lower pricing and lower volume caused by work release delays in two domestic regions caused gross profit to decline $5.6 million. Lower pricing resulted from increased competition, lower margins realized on pipebursting activities and subcontracted work which typically carries lower margins. Also impacting revenues and gross profit was manpower devoted to the remediation of the previously discussed project in Boston. However, growth in two domestic regions and Europe caused an offsetting $2.0 million increase in gross profit. Gross profit margin declined to 21.2% in the first quarter of 2004 compared to 25.4% in the first quarter of 2003 primarily due to lower pricing in the domestic rehabilitation business.

Selling, general and administrative expenses in the rehabilitation segment increased $3.9 million, or 26.8%, to $18.6 million in the first quarter of 2004 compared to $14.7 million in the first quarter of 2003. The acquisitions of Sewer Services, East and Ka-Te Insituform added $1.5 million of selling, general and administrative expenses in the first quarter of 2004. In Europe, additional product support, a new regional operation's facility, higher business unit costs and currency effects added $0.8 million of selling, general and administrative expenses in the first quarter of 2004. Higher corporate and other costs, including additional personnel and consulting allocated to the rehabilitation segment, increased selling, general and administrative expenses by $1.6 million in the first quarter of 2004.

The combination of factors discussed related to gross profit and selling, general and administrative expenses caused rehabilitation operating income to decrease $7.1 million, or 80.4%, to $1.7 million in the first quarter of 2004 compared to $8.8 million in the first quarter of 2003.

TUNNELING SEGMENT

Tunneling revenues increased $0.5 million, or 1.8%, to $26.1 million in the first quarter of 2004 compared to $25.6 million in the first quarter of 2003. Tunneling gross profit decreased $0.3 million, or 6.8%, to $2.9 million in the first quarter of 2004 compared to $3.2 million in the first quarter of 2003. January and part of February were particularly slow for tunneling, causing under-utilization of equipment. This under-utilization caused gross profit margin to fall 1.1% to 11.3% in the first quarter of 2004 compared to 12.4% in the first quarter of 2003.

Selling, general and administrative expenses increased $0.7 million, or 42.4%, to $2.5 million in the first quarter of 2004, compared to $1.7 million in the first quarter of 2003. The tunneling segment added a number of employees in late 2003, including project management and engineering personnel, adding $0.3 million. Higher corporate expenses allocated to tunneling in the first quarter of 2004 added an additional $0.4 million in selling, general and administrative expenses.

Operating income decreased $0.9 million, or 65.6%, to $0.5 million in the first quarter of 2004 compared to $1.4 million in the first quarter of 2003 due to the combination of factors discussed relating to the gross profit and selling, general and administrative expenses above.

TITE LINER SEGMENT

Tite Liner revenues increased $0.8 million, or 15.5%, to $6.2 million in the first quarter of 2004 compared to $5.4 million in the first quarter of 2003. Revenue growth in the first quarter of 2004 was $0.6 million in the United States and $0.3 million in Canada compared to the same period last year. In the same period, South America saw a decline in revenues of $0.1 million, compared to the first quarter of 2003.

Tite Liner gross profit increased $0.5 million, or 29.0%, to $2.1 million in the first quarter of 2004 compared to $1.6 million in the first quarter of 2003. Tite Liner experienced improved results in the United States and Canada, causing gross profit to rise. Gross profit margin also increased 3.5% to 33.9% in the first quarter of 2004 compared to 30.4% in the first quarter of 2003.

Selling, general and administrative expenses increased $0.3 million to $1.0 million in the first quarter of 2004 compared to $0.7 million in the first quarter of 2003 due to increased sales expenses and higher corporate expenses allocated to Tite Liner. Resulting operating income increased $0.2 million, or 23.7%, to $1.2 million in the first quarter of 2004 compared to $0.9 million in the first quarter of 2003.

OTHER INCOME (EXPENSE) AND TAXES

Details of interest and other income (expense) and taxes are included in the table below:

                                      THREE MONTHS ENDED MARCH 31,
                                          2004           2003
                                       ---------      ---------
Operating income                       $   3,375      $  11,186
Interest income (expense)                 (2,168)        (1,197)
Other income (expense)                      (164)           431
                                       ---------      ---------
Income before taxes                    $   1,043      $  10,420
Taxes on income                              425          4,064
                                       ---------      ---------
Income before minority interests
  and equity earnings                  $     618      $   6,356

Interest expense, net of interest income, increased $1.0 million, or 81.1%, to $2.2 million in the first quarter of 2004 compared to $1.2 million in the first quarter of 2003 due principally to the placement of $65.0 million in Senior Notes in April 2003. In addition, there were $0.3 million in costs and interest expense in connection with the refinancing/amendments to the debt agreements in March 2004. See discussion of debt in the Liquidity and Capital Resources portion of this discussion. Other expense was $0.2 million in the first quarter of 2004 compared to other income of $0.4 million in the first quarter of 2003. Other income in 2003 included a settlement from the former owners of Kinsel Industries, Inc. ("Kinsel") which the Company acquired in February 2001.

Taxes on income in the first quarter of 2004 were $0.4 million compared to $4.1 million in the first quarter of 2003 due to the lower taxable income in the first quarter of 2004. The effective tax rate increased 1.8 percentage points in the first quarter of 2004 to 40.8% compared to 39.0% in the first quarter of 2003. This increase was due primarily to having lower pre-tax income and the fixed provision for permanent adjustments to book income.

DISCONTINUED OPERATIONS

See discussion in Note 4 to the Consolidated Financial Statements for an update on discontinued operations.

NET INCOME AND EARNINGS PER SHARE

Net income from continuing operations decreased $5.8 million, or 92.1%, to $0.5 million in the first quarter of 2004 compared to $6.4 million in the first quarter of 2003. Discontinued operations contributed $0.3 million in net income in the first quarter of 2003, causing net income in the first quarter of 2003 to be $6.6 million. Earnings per share were $0.02 in the first quarter of 2004 compared to $0.24 in the first quarter of 2003. Discontinued operations added $0.01 to earnings per share in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND EQUIVALENTS

(In millions)                              MARCH 31, 2004        DECEMBER 31, 2003
                                           --------------        -----------------
Cash and cash equivalents                     $  93.5                  $  93.9
Cash restricted - in escrow                       1.3                      1.5
Cash held as collateral                             -                      4.6
                                              -------                  -------
Total                                         $  94.8                  $ 100.0
                                              =======                  =======

Cash and cash equivalents were $94.8 million at March 31, 2004, which was a $5.2 million, or 5.2%, decrease from the $100.0 million cash and cash equivalent balances at December 31, 2003. Cash and cash equivalents included $1.3 million and $6.1 million in restricted cash at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, restricted cash related to deposits made as escrow for release of retention on specific projects performed for certain municipalities and state agencies. At December 31, 2003, $4.6 million related to deposits posted as collateral for casualty insurance policies, and the remaining $1.5 million related to deposits made as escrow for release of retention on specific projects as discussed above. All restricted cash is held in escrow accounts.

CASH FLOWS FROM OPERATIONS

Cash flows from continuing operations increased $2.0 million, or 14.4%, to $15.9 million in the first quarter of 2004 compared to $13.9 million in the first quarter of 2003. During the first quarter of 2003, discontinued operations contributed cash of $1.8 million, for an overall operating cash flow of $15.7 million. Cash flows from operating activities comprised the most significant portion of the Company's total cash flow for the three months ended March 31, 2004. The largest component of operating cash flows at March 31, 2004 related to changes in working capital. Working capital changes provided $9.7 million in operating cash flow compared to $4.1 million in the first quarter of 2003. The primary source of funds in the first quarter of 2004 was the receipt of tax refunds of approximately $9.1 million, causing a significant decrease in prepaid expenses and other assets. Depreciation and amortization increased to $4.7 million in the first quarter of 2004 from $3.7 million in the first quarter of 2003 due primarily to the effect of recent acquisitions and increased capital expenditures.

CASH FLOWS FROM INVESTING ACTIVITIES

The Company used $7.5 million on investing activities in the first quarter of 2004 compared to $1.4 million in the first quarter of 2003. In the first quarter of 2004, investing activities were comprised of capital expenditures of $7.7 million, offset by $0.2 million of proceeds from the sale of certain assets. The most significant component of capital expenditures in the first quarter of 2004 was $3.1 million on a continuing expansion project at the Company's manufacturing facility in Batesville, Mississippi. Other expenditures were for various equipment across the Company's North American and European operations. Capital expenditures in the first quarter of 2003 were $2.1 million, offset by proceeds from the sale of assets or other investing activities of $0.7 million.

CASH FLOWS FROM FINANCING ACTIVITIES

Financing activities used $13.6 million in the first quarter of 2004 compared to $5.7 million in the first quarter of 2003. In the first quarter of 2004, the Company paid the scheduled debt repayment of $15.7 million offset by $2.8 million received from the exercise of stock options. In addition, $0.6 million in financing costs were capitalized as part of the debt restructuring completed in March 2004 which is discussed in more detail in Note 10 to the Consolidated Financial Statements. In the first quarter of 2003, debt repayments of $18.7 million and repurchases of treasury stock of $1.4 million were offset by a net increase in notes payable of $14.5 million.

MATERIAL CHANGES IN FINANCIAL CONDITION

Trade receivables, including retainage under certain construction contracts, were $110.1 million at March 31, 2004 compared to $115.7 million at December 31, 2003. The Company has experienced improved cash collections from receivables during the first quarter of 2004. Another factor in the decrease in receivables is an increase in cost and earnings in excess of billings (unbilled receivables). Unbilled receivables arise when work on projects begins, incurring costs before billings can be issued. Unbilled receivables increased $7.8 million to $35.7 million at March 31, 2004, compared to $27.9 million at December 31, 2003.

Prepaid and miscellaneous current assets decreased $9.4 million in the first quarter of 2004 compared to December 31, 2003 primarily due to the receipt of tax refunds mentioned previously.

FINANCINGS

See discussion in Note 10 to the Consolidated Financial Statements regarding the Company's financings.

The Company believes it has adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets, for the next 12 months.

DISCLOSURE OF FINANCIAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has entered into various financial obligations and commitments in the course of its ongoing operations and financing strategies. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities or from commercial arrangements that are directly supported by related revenue-producing activities. Commercial commitments represent contingent obligations of the Company, which become payable only if certain pre-defined events were to occur, such as funding financial guarantees. See Note 9 for further discussion.

The following table provides a summary of the Company's financial obligations and commercial commitments as of March 31, 2004 ($ in thousands). This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases.

                             PAYMENTS DUE BY PERIOD

CASH OBLIGATIONS(1)                   TOTAL       2004         2005        2006        2007       2008         THEREAFTER
-------------------                 --------     ------      -------     -------     -------   ----------      ----------
Long-term debt                      $115,437     $1,114      $16,881     $16,732     $15,710   $        -        $65,000
Line of credit facility(2)                 -          -            -           -           -            -              -
Operating leases                      34,492      8,309        7,410       5,529       4,618        3,671          4,955
                                    --------     ------      -------     -------     -------   ----------        -------
Total contractual cash
   obligations                      $149,929     $9,423      $24,291     $22,261     $20,328   $    3,671        $69,955
                                    ========     ======      =======     =======     =======   ==========        =======

(1) Cash obligations are not discounted and do not include related interest. See Notes 9 and 10 to the Consolidated Financial Statements regarding commitments and contingencies and financings, respectively.

(2) As of March 31, 2004, there was no borrowing balance on the credit facility and therefore there was no applicable interest rate as the rates are determined on the borrowing date. The available balance was $15.8 million, and the commitment fee was 0.40%. The remaining $9.2 million was used for non-interest bearing letters of credit, all of which were collateral for insurance. The Company generally used the credit facility for short-term borrowings and disclosed amounts outstanding as a current liability. See Note 10 to the Consolidated Financial Statements regarding refinancing of the line of credit facility.

MARKET RISK

The Company is exposed to the effect of interest rate changes and foreign currency fluctuations. Due to the relative immateriality of potential impacts from changes in these rates, the Company does not use derivative contracts to manage these risks.

INTEREST RATE RISK

The fair value of the Company's cash and short-term investment portfolio at March 31, 2004 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, is not material.

The Company's objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, the Company typically borrows under fixed rate agreements. The fair value of the Company's long-term debt, including current maturities, approximated its carrying value at March 31, 2004. Market risk was estimated to be $3.1 million as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's debt specific borrowing rates at March 31, 2004.

FOREIGN EXCHANGE RISK

The Company operates subsidiaries and is associated with licensees and affiliates operating solely in countries outside of the United States, and in currencies other than the U.S. dollar. Consequently, these operations are inherently exposed to risks associated with fluctuation in the value of the local currencies of these countries compared to the U.S. dollar. At March 31, 2004, approximately $3.1 million of financial instruments, primarily long-term debt, were denominated principally in Euros. The effect of a hypothetical change of 10% in year-end exchange rates would be immaterial.

OFF-BALANCE SHEET ARRANGEMENTS

The Company uses various structures for the financing of operating equipment, including borrowing, operating and capital leases, and sale-leaseback arrangements. All debt, including the discounted value of future minimum lease payments under capital lease arrangements, is presented in the balance sheet. The Company's future commitments under operating lease arrangements were $34.5 million at March 31, 2004. The Company also has exposure under performance guarantees by contractual joint ventures and indemnification of its surety companies. However, the Company has never experienced any material adverse effects to its financial position, results of operations or cash flows relative to these arrangements. All foreign joint ventures are accounted for using the equity method. The Company has no other off-balance sheet financing arrangements or commitments. See Note 9 in the Notes to Consolidated Financial Statements regarding commitments and contingencies.

NEW ACCOUNTING PRONOUNCEMENTS

There have been no significant new accounting pronouncements since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. However, see Note 11 for discussion of the Company's adoption of FIN 46.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this report. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

There were changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Specifically, and as previously described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, the Company took the following steps during the first quarter of 2004 to enhance its internal controls over financial reporting:

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

The Company also evaluated and implemented, and will continue to evaluate and implement, other improvements to the system of internal controls, as it prepares for the implementation of new rules required under Section 404 of the Sarbanes-Oxley Act.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material changes since the filing of the Company's Form 10-K for the year ended December 31, 2003.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the annexed Index to Exhibits.

          (b) On January 22, 2004, the Company filed a Current Report on Form 8-K, under Items 7 and 12, to provide the Company's press release, dated January 22, 2004, announcing that it would report its 2003 fourth-quarter and full-year results by March 15, with the filing of its 10-K.

               On March 22, 2004, the Company filed a Current Report on Form 8-K, under Items 7 and 12, to provide the Company's earnings release, dated March 15, 2004, announcing fourth quarter and 2003 year-end results and resumption of compliance with debt covenants, and to provide a transcript of the Company's March 16, 2004, conference call held to announce and discuss its financial results for the fourth quarter and 2003 year-end.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INSITUFORM TECHNOLOGIES, INC.

May 10, 2004                                   /s/ Christian G. Farman
                                     ------------------------------------------
                                     Christian G. Farman
                                     Vice President - Chief Financial Officer
                                     Principal Financial and Accounting Officer

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