Form 10-Q
period 2004-06-30
INSITUFORM TECHNOLOGIES INC
filed 2004-08-09
CIK 353020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarterly Period Ended              June 30, 2004
                              --------------------------------------------------

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

                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X    No
                                      ---      ---


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes X    No
                                      ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                        Outstanding at August 6, 2004
------------------------------------------   -----------------------------------
   Class A Common Stock, $.01 par value                26,745,235 Shares

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

                            Consolidated Statements of Income.................................................3

                            Consolidated Balance Sheets.......................................................4

                            Consolidated Statements of Cash Flows.............................................5

                            Notes to Consolidated Financial Statements........................................6

                  Item 2.   Management's Discussion and Analysis of Financial
                            Condition and Results of Operations..............................................13

                  Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................22

                  Item 4.   Controls and Procedures..........................................................22


Part II           Other Information:

                  Item 1.   Legal Proceedings................................................................24

                  Item 4.   Submission of Matters to a Vote of Security Holders..............................24

                  Item 6.   Exhibits and Reports on Form 8-K.................................................24


Signatures...................................................................................................25

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                              ENDED JUNE 30,            ENDED JUNE 30,
                                                           2004        2003           2004       2003
                                                       -----------------------   ------------------------
REVENUES                                               $ 142,434    $ 124,778    $ 270,348    $ 248,126
COST OF REVENUES                                         111,870       95,511      214,417      190,590
                                                       -----------------------   ----------------------
GROSS PROFIT                                              30,564       29,267       55,931       57,536
SELLING, GENERAL AND ADMINISTRATIVE                       22,974       18,982       44,966       36,065
                                                       -----------------------   ----------------------
OPERATING INCOME                                           7,590       10,285       10,965       21,471
OTHER (EXPENSE) INCOME:
     Interest expense                                     (2,627)      (2,175)      (4,795)      (3,372)

     Other                                                   451         (189)         287          242
                                                       -----------------------   ----------------------
TOTAL OTHER EXPENSE                                       (2,176)      (2,364)      (4,508)      (3,130)
                                                       -----------------------   ----------------------

INCOME BEFORE TAXES ON INCOME                              5,414        7,921        6,457       18,341
TAXES ON INCOME                                            2,238        3,089        2,663        7,153
                                                       -----------------------   ----------------------
INCOME BEFORE MINORITY INTERESTS, EQUITY IN EARNINGS
     AND DISCONTINUED OPERATIONS                           3,176        4,832        3,794       11,188
MINORITY INTERESTS                                           (45)         (30)        (101)         (60)
EQUITY IN EARNINGS OF AFFILIATED COMPANIES                    25           75          (35)         100
                                                       -----------------------   ----------------------
INCOME FROM CONTINUING OPERATIONS                          3,156        4,877        3,658       11,228
LOSS FROM DISCONTINUED OPERATIONS                             --         (292)          --          (16)
                                                       -----------------------   ----------------------
NET INCOME                                             $   3,156    $   4,585    $   3,658    $  11,212
                                                       =======================   ======================

EARNINGS PER SHARE OF COMMON STOCK AND COMMON
     STOCK EQUIVALENTS:

     Basic:
         Income from continuing operations             $    0.12    $    0.18    $    0.14    $    0.42
         Discontinued operations                              --        (0.01)          --           --
         Net income                                         0.12         0.17         0.14         0.42

     Diluted:
         Income from continuing operations             $    0.12   $     0.18    $    0.14    $    0.42
         Discontinued operations                              --        (0.01)          --           --
         Net income                                         0.12         0.17         0.14         0.42






     See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                             JUNE 30, 2004       DECEMBER 31, 2003
                                                                             -------------------------------------
ASSETS
     CURRENT ASSETS
         Cash and cash equivalents                                                $ 89,828          $  93,865
         Restricted cash                                                             1,343              6,126
         Receivables, net                                                           88,491             90,814
         Retainage                                                                  25,135             24,902
         Costs and estimated earnings in excess of billings                         38,400             27,853
         Inventories                                                                15,127             12,935
         Prepaid expenses and other assets                                           8,722             19,515
         Assets related to discontinued operations                                      --              1,263
                                                                             -----------------------------------
     TOTAL CURRENT ASSETS                                                          267,046            277,273
                                                                             -----------------------------------
     PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation                   83,696             75,667
                                                                             -----------------------------------
     OTHER ASSETS
         Goodwill                                                                  131,577            131,613
         Other assets                                                               23,546             23,807
                                                                             -----------------------------------
     TOTAL OTHER ASSETS                                                            155,123            155,420
                                                                             -----------------------------------

TOTAL ASSETS                                                                      $505,865          $ 508,360
                                                                             -----------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Current maturities of long-term debt and line of credit                  $ 16,859          $  16,938
         Accounts payable and accrued expenses                                      88,880             82,670
         Billings in excess of costs and estimated earnings                          8,663              8,495
         Liabilities related to discontinued operations                                 --              1,770
                                                                                 ------------------------------
     TOTAL CURRENT LIABILITIES                                                     114,402            109,873
                                                                                 ------------------------------
     LONG-TERM DEBT, less current maturities                                        98,510            114,323
     OTHER LIABILITIES                                                               3,361              3,530
                                                                                 ------------------------------
     TOTAL LIABILITIES                                                             216,273            227,726
                                                                                 ------------------------------
     MINORITY INTERESTS                                                              1,578              1,465
                                                                                 ------------------------------

     COMMITMENTS AND CONTINGENCIES (NOTE 9)

     STOCKHOLDERS' EQUITY
         Preferred stock, undesignated, $.10 par -- shares authorized
           1,400,000; none outstanding                                                  --                 --
         Series A Junior Participating Preferred stock, $.10 par -- shares
           authorized 600,000; none outstanding                                         --                 --
         Common stock, $.01 par -- shares authorized 60,000,000;
           shares outstanding 26,742,735 and 26,458,205                                291                288
         Unearned restricted stock compensation                                       (679)              (412)
         Additional paid-in capital                                                137,015            133,794
         Retained earnings                                                         201,986            198,328
         Treasury stock -- 2,357,464 shares                                        (51,596)           (51,596)
         Accumulated other comprehensive income (loss)                                 997             (1,233)
                                                                                 ------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                    288,014            279,169
                                                                                 ------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $505,865          $ 508,360
                                                                                 ==============================



         See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        FOR THE SIX MONTHS
                                                                                          ENDED JUNE 30,
                                                                                         2004         2003
                                                                                      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                            $   3,658    $ 11,212
     Loss from discontinued operations                                                       --          16
                                                                                      ----------------------
INCOME FROM CONTINUING OPERATIONS                                                         3,658      11,228
ADJUSTMENTS TO RECONCILE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation                                                                         8,164       7,247
     Amortization                                                                         1,190         653
     Deferred income taxes                                                                   35         (20)
     Write-off of debt issuance costs                                                       226          --
     Other                                                                                3,256       1,510
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF PURCHASED BUSINESSES:
     Changes in restricted cash related to operating activities                             181         672
     Receivables, including costs and estimated earnings in excess of billings           (7,612)      6,690
     Inventories                                                                         (2,192)        (63)
     Prepaid expenses and other assets                                                   11,077         341
     Accounts payable and accrued expenses                                                4,608       1,574
                                                                                      ----------------------
NET CASH PROVIDED BY CONTINUING OPERATIONS                                               22,591      29,832
NET CASH USED BY DISCONTINUED OPERATIONS                                                     --      (1,299)
                                                                                      ----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                22,591      28,533
                                                                                      ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                               (16,598)     (5,734)
     Proceeds from sale of fixed assets                                                     473         349
     Investment in joint venture                                                           (844)         --
     Purchase of business, net of cash acquired                                              --        (300)
     Other investing activities                                                              --       1,089
                                                                                      ----------------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (16,969)     (4,596)
                                                                                      ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock and exercise of stock options                 2,913         185
     Purchases of treasury stock                                                             --      (1,417)
     Principal payments on long-term debt                                               (15,813)    (19,271)
     Issuance of long-term debt                                                              --      65,000
     Decrease in line of credit                                                              --     (25,778)
     Deferred financing charges                                                            (633)       (692)
     Changes in restricted cash related to financing activities                           4,602          --
                                                                                      ----------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                         (8,931)     18,027
                                                                                      ----------------------
Effect of exchange rate changes on cash                                                    (728)        874
                                                                                      ----------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                      (4,037)     42,838
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           93,865      71,401
                                                                                      ----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  89,828   $ 114,239
                                                                                      ----------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID (RECEIVED) FOR:
     Interest                                                                         $   4,409    $  3,450
     Income taxes, net                                                                   (7,259)      5,329

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Note payable recovered in settlement                                             $      --    $  5,350
     Accrued interest recovered in settlement                                                --         557
     Treasury stock recovered in settlement                                                  --         254


         See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2004


1.   GENERAL

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's unaudited consolidated balance sheets as of June 30, 2004 and December 31, 2003, the unaudited consolidated statements of income for the three and six months ended June 30, 2004 and 2003 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2004 and 2003. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 2003 Annual Report on Form 10-K.

     The results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

     Beginning in the quarter ended June 30, 2004 and for all periods presented in this Report, restricted cash is presented separately on the consolidated balance sheets and changes in restricted cash are presented on the consolidated statements of cash flows according to the purpose for which the restricted cash is held (i.e., operating, investing or financing activity).

2.   STOCK-BASED COMPENSATION

     At June 30, 2004, the Company had two plans under which stock-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. No compensation expense from stock options was reflected in the net income for the three or six months ended June 30, 2004 and 2003, as all options were granted at an exercise price equal to the market value of the underlying common stock on the date of the grant. Stock-based compensation expense related to grants of restricted stock was $9,000 and $43,000 for the three and six months ended June 30, 2004, respectively. Stock-based compensation expense related to grants of restricted stock was $33,000 for the three and six months ended June 30, 2003. There were no grants of restricted stock prior to the second quarter of 2003. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," to stock-based compensation (in thousands, except share data):

                                                     THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                         2004          2003                 2004         2003
                                                      --------------------------------------------------------
         Net income -- as reported                    $  3,156       $ 4,585            $  3,658       $11,212
         Add:  Total stock-based compensation
           expense included in net income, net of
           related tax benefits                              5            20                  25            20
         Deduct:  Total stock-based compensation
           expense determined under fair value
           method for all awards, net of related
           tax effects                                    (195)       (1,000)               (546)       (2,469)
                                                      --------------------------------------------------------
         Pro forma net income                         $  2,966       $ 3,605            $  3,137       $ 8,763
                                                      ========================================================

         Basic earnings per share:
           As reported                                $   0.12       $  0.17            $   0.14       $  0.42
           Pro forma                                      0.11          0.14                0.12          0.33
         Diluted earnings per share:
           As reported                                    0.12          0.17                0.14          0.42
           Pro forma                                      0.11          0.14                0.12          0.33

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

     For SFAS No. 148 ("Accounting for Stock-Based Compensation - Transition and Disclosure") disclosure purposes, the stock-based compensation expense recorded in the determination of reported net income is disclosed in the table above. The pro forma stock-based compensation expense includes the recorded expense and expense related to stock options that was determined using the fair value method.

     On July 28, 2004, the Company granted an aggregate of 28,100 deferred stock units to members of the Board of Directors, excluding the Company's president and chief executive officer. Each deferred stock unit represents the Company's obligation to transfer one share of common stock to the director in the future, and is fully vested at grant. Following termination of the director's service on the Company's board due to death or a change in control, or six months after termination of the director's service for any other reason, shares of the Company's common stock equal to the number of deferred stock units reflected on the director's account, will be distributed. A director may, while serving on the Company's board, elect to defer the distribution date in annual installments over a period up to five years, beginning in the year following termination of service on the board. The Company will record $0.4 million in compensation expense in the third quarter of 2004 related to this grant.

     On May 25, 2004, the Company granted 27,000 shares of restricted stock to certain key employees, other than executive officers. The grant date fair value of these shares was $0.4 million.

     On May 27, 2003, the Company granted 57,300 shares of restricted stock to executives and key employees. The grant date fair value of these shares was $0.9 million. At June 30, 2004, 8,600 of these shares remained outstanding, as 48,700 shares were forfeited through the departure of certain members of senior management and through the failure to meet certain performance goals.

     Each of the restricted stock grants is subject to a three-year service term before vesting. The restricted shares granted to executive officers on May 27, 2003 also had restrictions providing that certain company performance goals were met as of March 31, 2004. These goals were not met and the shares were forfeited. The value of all restricted stock grants was added to additional paid-in capital at the grant dates, and an equal amount was established in unearned restricted stock compensation. All restricted shares are expensed as compensation through the service term.

3.   BUSINESS ACQUISITIONS

     In November 2003, the Company acquired the remaining interest in Ka-Te Insituform AG ("Ka-Te Insituform") for $2.2 million. Net of related party debt and shared accrued employee liabilities, the cash paid by the Company was $0.8 million.

     In September 2003, the Company acquired the business and certain assets of Insituform East, Inc. ("East") for $5.5 million. The Company subsequently exercised an option to purchase additional assets from East for $0.6 million.

     In June 2003, the Company completed the acquisition of the business of Sewer Services, Ltd. ("Sewer Services") for $0.4 million.

     On a combined basis, these acquisitions added $7.2 million and $13.7 million in revenue for the three and six months ended June 30, 2004, respectively. Operating income was increased by $0.1 million in the three months ended June 30, 2004, while operating income decreased by $0.4 million in the six months ended June 30, 2004 as a result of these acquisitions. Operating expenses included $0.3 million and $0.5 million of amortization of intangibles for the three and six months ended June 30, 2004, respectively, as a result of the East acquisition.

     Pro forma information for these acquisitions has not been provided given their relative immateriality on an individual and aggregate basis.

4.   DISCONTINUED OPERATIONS

     During the fourth quarter of 2001, the Company made the decision to sell certain operations acquired with Kinsel Industries, Inc. ("Kinsel"), which was acquired in February 2001. Accordingly, the Company classified these operations as discontinued as they were not consistent with the Company's operating strategy of providing trenchless rehabilitation and tunneling services. The Company has completed the disposition of all material assets classified as discontinued pursuant to the acquisition of Kinsel. At December 31, 2003, substantially all discontinued operations had been completed, and the Company no longer reports discontinued operations activity separately in 2004.

     The Company negotiated settlements, without litigation, during the first quarter of 2003 between the Company and the former Kinsel owners, and the Company and the purchasers of the wastewater treatment plant operations acquired from Kinsel. The Company made various claims against the former shareholders of Kinsel, arising out of the February 2001 acquisition of Kinsel and a related company, Tracks of Texas, Inc. Those claims were settled in March 2003 without litigation. Under the terms of the settlement, 18,891 shares of Company common stock valued at $254,084 based on the settlement date closing stock price of $13.45 per share, and all of the promissory notes, totaling $5,350,000 in principal (together with all accrued and unpaid interest), issued to former Kinsel shareholders in connection with the acquisition, were returned to the Company from the claim collateral escrow account established at the time of acquisition. The remaining 56,672 shares of Company common stock held in the escrow account were distributed to the former Kinsel shareholders. The settlement of the escrow account primarily related to matters associated with Kinsel operations that have been sold and were presented as discontinued operations through December 31, 2003. In January 2003, the Company received notice of multiple claims, totaling more than $3.5 million, from the buyer of the former Kinsel wastewater treatment division. The claims arose out of the January 2002 sale of the Kinsel wastewater treatment division and alleged the valuation of the assets sold was overstated. These settlements resulted in a $1.0 million pre-tax non-operating gain in the results of continuing operations ($0.6 million after-tax), and a net pre-tax $1.1 million gain in discontinued operations ($0.7 million after-tax).

5.   COMPREHENSIVE INCOME

     For the quarters ended June 30, 2004 and 2003, comprehensive income was $4.4 million and $7.3 million, respectively, with comprehensive income of $5.9 million and $13.0 million for the six months ended June 30, 2004 and 2003, respectively. The Company's adjustment to net income to calculate comprehensive income consists solely of cumulative foreign currency translation adjustments of $1.2 million and $2.7 million for the quarters ended June 30, 2004 and 2003, respectively, and $2.2 million and $1.8 million for the six months ended June 30, 2004 and 2003, respectively.

6.   SHARE INFORMATION

     Earnings per share have been calculated using the following share information:

                                                                   THREE MONTHS ENDED JUNE 30,
                                                                    2004              2003
                                                                -------------------------------

     Weighted average number of common shares
       used for basic EPS                                        26,685,340         26,444,923
     Effect of dilutive stock options and restricted stock           97,065            102,815
                                                                ------------------------------
     Weighted average number of common shares
       and dilutive potential common stock used in dilutive EPS  26,782,405         26,547,738
                                                                ===============================


                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    2004              2003
                                                                -------------------------------
     Weighted average number of common shares
       used for basic EPS                                        26,586,563         26,487,028
     Effect of dilutive stock options and restricted stock          131,678             86,665
                                                                -------------------------------
     Weighted average number of common shares
       and dilutive potential common stock used in dilutive EPS  26,718,241         26,573,693
                                                                ===============================

7.   SEGMENT REPORTING

     The Company has three principal operating segments: rehabilitation, tunneling, and TiteLiner(R), the Company's corrosion and abrasion segment ("TiteLiner"). The segments were determined based upon the types of products sold by each segment and each is regularly reviewed and evaluated separately.

     The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating income.

     Financial information by segment is as follows (in thousands):

                                         THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                             2004          2003               2004          2003
                                         ----------------------------------------------------------
               REVENUES
                    Rehabilitation       $ 104,625      $  93,883          $ 200,254     $ 186,250
                    Tunneling               31,145         26,385             57,195        51,970
                    TiteLiner                6,664          4,510             12,899         9,906
                                         ----------------------------------------------------------
               TOTAL REVENUES            $ 142,434      $ 124,778          $ 270,348     $ 248,126
                                         ==========================================================

               GROSS PROFIT
                    Rehabilitation       $  24,757      $  25,004          $  45,062     $  48,472
                    Tunneling                3,437          2,773              6,383         5,934
                    TiteLiner                2,370          1,490              4,486         3,130
                                         ----------------------------------------------------------
               TOTAL GROSS PROFIT        $  30,564      $  29,267          $  55,931     $  57,536
                                         ==========================================================

               OPERATING INCOME
                    Rehabilitation       $   5,364      $   8,589          $   7,091     $  17,403
                    Tunneling                  835            976              1,331         2,417
                    TiteLiner                1,391            720              2,543         1,651
                                         ----------------------------------------------------------
               TOTAL OPERATING INCOME    $   7,590      $  10,285          $  10,965     $  21,471
                                         ==========================================================

8.   ACQUIRED INTANGIBLE ASSETS AND GOODWILL

     Acquired intangible assets include patents, license agreements, non-compete agreements, purchased backlog and customer relationships. Intangible assets at June 30, 2004 and amortization expense were as follows ($ in thousands):

                                                                        AS OF JUNE 30, 2004
                                                                 GROSS CARRYING     ACCUMULATED
                                                                     AMOUNT        AMORTIZATION
                                                                 ------------------------------
     Amortized intangible assets:
         Patents and trademarks                                      $ 13,943        $ (12,458)
         License agreements                                             4,803           (2,227)
         Non-compete agreements                                         3,244           (1,496)
         Purchased backlog                                                582             (582)
         Customer relationships                                         1,797              (90)
                                                                     --------------------------
     Total                                                           $ 24,369        $ (16,853)
                                                                     --------------------------

     Aggregate amortization expense:
         For quarter ended June 30, 2004                                             $     584
         For six months ended June 30, 2004                                              1,190

     Estimated amortization expense:
         For year ending December 31, 2004                                           $   1,580
         For year ending December 31, 2005                                                 850
         For year ending December 31, 2006                                                 845
         For year ending December 31, 2007                                                 452
         For year ending December 31, 2008                                                 438

9.   COMMITMENTS AND CONTINGENCIES

     Litigation

     In the third quarter of 2002, a Company crew had an accident on an Insituform CIPP Process project in Des Moines, Iowa. Two workers died and five workers were injured in the accident. The Company fully cooperated with Iowa's state OSHA in the investigation of the accident. Iowa OSHA issued a Citation and Notification of Penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. The Company challenged Iowa OSHA's findings, and in the fourth quarter of 2003, an administrative law judge found in favor of Iowa OSHA on some citations, found in favor of the Company on some citations and combined a number of citations for purposes of assessing penalties. The administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa

     Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. The Company is vigorously opposing the citations, and has filed a notice of appeal with the Iowa state district court.

     In July 2004, three separate civil actions were filed in the Iowa District Court for Polk County with respect to the Des Moines accident. The first Complaint, filed by family members and the Estate of Brian Burford on July 7, 2004, names the Company, Insituform Technologies USA, Inc., a wholly owned subsidiary of the Company ("Insituform USA"), the City of Des Moines and 15 current or former employees of the Company as defendants. The two other actions, filed on July 6, 2004 by (1) family members and the Estate of Daniel Grasshoff and (2) Michael Walkenhorst, James E. Johnson and Linda

     Johnson, name the City of Des Moines and the 15 current or former employees of the Company as defendants, but do not name the Company or Insituform USA as defendants. The Complaints filed with respect to Burford and Grasshoff allege wrongful death, negligence, gross negligence and civil conspiracy. The Complaint filed with respect to Walkenhorst and Johnson alleges gross negligence and civil conspiracy. The Company believes that the allegations in the Complaints are without merit and that the workers' compensation statutes provide the exclusive remedy to the plaintiffs for the deaths and injuries that occurred as a result of the Des Moines accident. The Company intends to vigorously defend the actions. Each Complaint seeks unspecified damages, including punitive damages.

     In December 2003, Environmental Infrastructure Group, L.P. ("EIG") filed suit in the District Court of Harris County, Texas, against several defendants, including Kinsel Industries, Inc., a wholly-owned subsidiary of the Company ("Kinsel"), seeking unspecified damages. The suit alleges, among other things, that Kinsel failed to pay EIG monies due under a subcontractor agreement (the "Subcontract"). In February 2004, Kinsel filed an answer, generally denying all claims, and also filed a counter-claim against EIG based upon EIG's failure to perform its work required under the Subcontract. In June 2004, EIG amended its complaint to add the Company as an additional defendant and to include a claim for lost opportunity damages. The parties currently are conducting discovery in this matter. The Company believes that the factual allegations and legal claims made against it and Kinsel are without merit and intends to vigorously defend them.

     Boston Installation

     In August 2003, the Company began an Insituform CIPP Process installation in Boston. The $1 million project required the Company to line 5,400 feet of a 109-year-old 36- to 41-inch diameter unusually-shaped hand-laid rough brick pipe. Many aspects of this project were atypical of the Company's normal Insituform CIPP Process installations. Following installation, the owner rejected approximately 4,500 feet of the liner and all proposed repair methods. All rejected liner was removed and re-installed, and the Company recorded a loss of $5.1 million on this project in the year ended December 31, 2003. The lines are now back in service and the contract is now in a warranty period. The Company will be required to inspect the lines in early 2005 to determine if any problems exist. The Company believes that it is adequately reserved for potential warranty costs.

     The Company has a "Contractor Rework" special endorsement to its primary comprehensive general liability insurance policy. The Company has filed a claim with its primary insurance carrier relative to rework of the Boston project, who has informally advised the Company that it will indemnify the Company under the special endorsement. The primary coverage is $1 million, less a $250,000 deductible, which has been accrued on the Company's books.

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

     On March 10, 2004, the Company filed a lawsuit in Massachusetts against its excess insurance carrier for its failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage. The excess insurance carrier has filed an answer in response. Because of the uncertainties in litigation and although the Company is vigorously pursuing a full recovery of the loss, the Company did not recognize any of the potential excess carrier insurance recovery at June 30, 2004.

     Other Litigation

     The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such litigation will have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

     Guarantees

     The Company has entered into several contractual joint ventures to develop joint bids on contracts for its rehabilitation businesses, and for tunneling operations. In these cases, the Company could be required to complete the joint venture partner's portion of the contract if the partner is unable to complete its portion. The Company is liable for any amounts for which the Company itself could not complete the work and for which a third party contractor could not be located to complete the work for the amount awarded in the contract. While the Company would be liable for additional costs, these costs would be offset by any related revenues due under that portion of the contract. The Company has not experienced material adverse results from such arrangements. Based on these facts, while there can be no assurances, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

     The Company also has many contracts that require the Company to indemnify the other party against loss from claims of patent or trademark infringement. The Company also indemnifies its bonding agents against losses from third party claims of customers and subcontractors. The Company has not experienced material losses under these provisions and, while there can be no assurances, currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

     The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its bonding agents and licensees. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at June 30, 2004 on its consolidated balance sheet.

10.  FINANCINGS

     Amended Credit Facility

     Effective March 12, 2004, the Company entered into an amended and restated bank revolving credit facility (the "Amended Credit Facility") that replaced its existing $75 million bank credit facility (the "Old Credit Facility"). The Amended Credit Facility provides a borrowing capacity of $25 million, any portion of which may be used for the issuance of standby letters of credit. The Company believed that the covenants contained in the Old Credit Facility unduly limited the Company in the operation of its business. In light of the Company being out of compliance with certain debt covenants at December 31, 2003 and based on the determination that it did not anticipate using more than $25 million of its bank credit facility in the foreseeable future (primarily for standby letters of credit), the Company decided to amend the Old Credit Facility with the Amended Credit Facility. The Amended Credit Facility, which subjects the Company to less restrictive covenants, brought the Company back into compliance with its financial covenants as of December 31, 2003. The Amended Credit Facility matures on September 12, 2005.

     Under the Amended Credit Facility, the Company paid a $25,000 closing fee and will pay a commitment fee equal to 0.4% per annum on the unborrowed balance at the end of each fiscal quarter. The Company also will pay a letter of credit fee of 2.25% per annum on the aggregate stated amount for each letter of credit that is issued and outstanding at the end of each fiscal quarter. Any loan under the Amended Credit Facility will bear interest at the rate equal to the Bank of America prime rate (4.0% per annum as of June 30, 2004). The Amended Credit Facility contains cross-default provisions to the Company's amended Senior Notes as summarized below.

     Non-interest bearing letters of credit utilized as collateral for insurance under the Old Credit Facility were transferred to the Amended Credit Facility. In March 2004, the Company issued $4.6 million in additional letters of credit under the Amended Credit Facility relating to collateral for the benefit of its insurance carrier. As a result, the insurance collateral agreement was canceled since it was no longer necessary and the related amounts of restricted cash ($4.6 million) posted as insurance collateral were released. At June 30, 2004, $9.2 million in letters of credit were issued and outstanding. There were no other outstanding borrowings under the Amended Credit Facility at June 30, 2004, resulting in $15.8 million of available borrowing capacity under the Amended Credit Facility, at that date.

     In connection with the Company's annual renewal of its insurance program effective July 1, 2004, the Company posted an additional $2.7 million in letters of credit for the benefit of its insurance carrier, bringing total letters of credit outstanding in July 2004 to $12.0 million and reducing available borrowing capacity under the Amended Credit Facility to $13.0 million.

     Senior Notes

     On March 12, 2004, the Company, with the requisite approval of the holders of the Company's Senior Notes, Series A, due February 14, 2007, and the Company's Senior Notes, Series 2003-A, due April 24, 2013, amended certain of the terms and conditions of the Senior Notes. In connection with the amendment, the Company paid the noteholders an amendment fee of 0.25% of the outstanding principal balance of each series of Senior Notes, or $0.3 million. In addition, the interest rate on each series of Senior Notes increased by 0.75% per annum at closing, reducing by 0.25% per annum beginning on April 1, 2005 and by an additional 0.5% per annum beginning on April 1, 2006.

     At June 30, 2004, the Senior Notes, Series A, bore interest, payable semi-annually, at 8.63% per annum. The outstanding principal amount under the Senior Notes, Series A, at such date was $47.1 million. Each year through maturity the Company is required to make principal payments under the Senior Notes, Series A, of $15.7 million, plus interest. Upon specified change in control events, each holder of the Senior Notes, Series A, has the right to require the Company to purchase its notes, without premium.

     At June 30, 2004, the Senior Notes, Series 2003-A, bore interest, payable semi-annually, at a rate of 6.04% per annum. The outstanding principal amount under the Senior Notes, Series 2003-A, at such date was $65.0 million. The principal amount of the Senior Notes, Series 2003-A, is due in a single payment on April 24, 2013. Upon specified change in control events, each holder of the Senior Notes, Series 2003-A, has the right to require the Company to purchase its notes, without premium. The proceeds of the Senior Notes, Series 2003-A, were used by the Company to pay off balances on the Old Credit Facility and to provide liquidity to the Company for general corporate purposes.

     The amended note purchase agreements of the Senior Notes, Series A, and the Senior Notes, Series 2003-A, and the Amended Credit Facility obligate the Company to comply with certain amended financial ratios and restrictive covenants through the end of the first quarter of 2005. These covenants, among other things, place limitations on operations, stock repurchases, dividends, capital expenditures, acquisitions and sales of assets by the Company and/or its subsidiaries and limit the ability of the Company and its subsidiaries to incur further indebtedness. On April 1, 2005, the financial covenants will revert to the original covenants which were in place with respect to the two senior note facilities prior to the March 12, 2004 amendments.

     At December 31, 2003, the Company was not in compliance with certain of the debt covenants under the note purchase agreements, but with the March 12, 2004 amendments, the Company was brought back into compliance with such covenants as of such date. At June 30, 2004, the Company was in compliance with all debt covenants, and expects to be in compliance through the second quarter of 2005, at a minimum.

     In connection with the refinancing/amendments of its debt agreements as described above, the Company recorded a charge to interest expense in the first quarter of 2004 of approximately $0.3 million relative to costs incurred for the refinancing/amendments, including the write-off of a portion of deferred financing fees.

     The Company's Euro Note, due July 7, 2006, bears interest, payable quarterly in January, April, July, and October of each year, at the rate per annum of 5.5%. Each year until maturity, the Company will be required to make principal payments of $1.0 million for which currency fluctuations will have an effect on the U.S. dollar payment amount. On June 30, 2004, the principal amount of the Euro Note outstanding was 2.4 million Euros, or approximately $3.0 million.

11.  NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003 (as revised December 2003), the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive the majority of the gains or both. FIN 46 requires that companies disclose certain information about a variable interest entity created prior to February 1, 2003. FIN 46 was effective for the Company on January 1, 2004. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and results of operations during the periods included in the accompanying consolidated financial statements. See the discussion of the Company's critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2003; there have been no changes to these policies during the quarter and six months ended June 30, 2004.

EXECUTIVE SUMMARY

The Company is a worldwide corporation specializing in trenchless technologies to rehabilitate, replace, maintain and install underground pipes. The Company has three principal operating segments: rehabilitation, tunneling and Tite Liner(R) ("Tite Liner"). These segments have been determined based on the types of products sold, and each is reviewed and evaluated separately. While the Company uses a variety of trenchless technologies, the Insituform cured-in-place-pipe process (the "Insituform CIPP Process") contributed 70.6% of the Company's revenues in the first half of 2004. This percentage has been trending downward slightly over the last few years as the Company has pursued diversification from the addition of complementary businesses, technologies and techniques. The tunneling segment has grown through organic growth and with the acquisition of Elmore Pipe Jacking, Inc. in 2002. Tunneling revenues grew from $49.0 million in 2001 to $100.0 million in 2003.

Revenues are generated by the Company and its subsidiaries operating principally in the United States, Canada, the United Kingdom, the Netherlands, France, Belgium, Spain, Switzerland, and Chile, and include product sales and royalties from several joint ventures in Europe, and unaffiliated licensees and sub-licensees throughout the world. The United States remains the Company's single largest market, representing 82.2% of total revenue in the first half of 2004. See Note 7 to the Consolidated Financial Statements for additional segment information and disclosures.

The Company has identified several initiatives that management believes will reposition the Company to maintain its prominent status in its industry. In order to accomplish these initiatives, the Company will continue to strategically invest money over the next 18 months. These initiatives are designed to accomplish cost reduction, product innovation, and business growth for the long term. Specifically, the Company will spend money on enhancing quality control and safety programs, training, logistics management and sales programs, which should impact all aspects of the business. In addition, there will be strategic investments in the areas of product innovation, particularly seeking methods to drive costs out of the business so as to gain competitiveness. Some of the initiatives are already in the implementation phase, and the Company will continue to make planned investments to accomplish its goals. All of these investments are tempered by the fact that the Company's debt covenants place temporary restrictions on the use of cash. The Company expects the implementation of these initiatives to start benefiting its financial results in 2005.

UPDATE OF FOURTH QUARTER AND YEAR-END 2003 ISSUES

As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 Annual Report"), there were a number of operational issues requiring adjustment to the Company's financial statements in 2003. The following is a brief discussion on some of the major issues discussed in the 2003 Annual Report.

BOSTON INSITUFORM CIPP PROCESS PROJECT

See discussion in Note 9 to the Consolidated Financial Statements for an update.

CASUALTY INSURANCE AND HEALTHCARE RESERVES

In the fourth quarter of 2003, the Company recorded an additional $3.0 million to its casualty insurance reserve and $0.7 million to its healthcare benefits reserve. The Company obtains actuarial estimates of its liabilities on a quarterly basis and adjusts its reserves accordingly. During the second quarter of 2004, the casualty insurance reserve was increased by $0.5 million and the healthcare benefits reserve was increased by $0.3 million to $10.5 million and $2.4 million, respectively. During the first six months of 2004, the casualty insurance reserve was increased $1.3 million and the healthcare benefits reserve was increased $0.7 million. The Company believes that reserve increases will continue through the remainder of 2004.

RESERVE FOR POTENTIALLY UNCOLLECTIBLE ACCOUNTS AND CLAIMS

The Company recorded bad debt expense in the fourth quarter of 2003 of $0.6 million. The Company recorded $0.2 million and $0.7 million in bad debt expense in the first six months of 2004 and 2003, respectively. Also, at December 31, 2003, the Company reserved $0.8 million against several previously recorded customer claims in the tunneling segment for which collection at originally expected amounts was no longer considered probable. Management determined that there was no need to increase these reserves in the first half of 2004.

WRITE-DOWNS AND RESERVES AGAINST CERTAIN ASSETS, DISCONTINUED OPERATIONS AND
OTHER

The Company wrote down certain assets by $1.1 million during the fourth quarter of 2003. The Company expects to perform physical counts of its fixed assets, with individual original cost below $50,000, in the second half of 2004. In the first half of 2004, the physical inventory of such items had not started, and no additional write-offs were recorded.

In the fourth quarter of 2003, the Company recorded a $1.5 million reserve via a charge to continuing operations against certain assets related to prior discontinued operations. In the second quarter of 2004, the Company added $0.2 million to this reserve, reflecting management's judgment as to the ultimate collectibility and realizability of these assets. While the Company believes it has appropriately reserved at June 30, 2004 against assets recoverable from its former discontinued operations, it is not possible to determine at this time whether further deterioration in the recoverability of these assets which had a net carrying value of $0.7 million at June 30, 2004, will require additional provisions at a future date.

At December 31, 2003, the Company established a valuation allowance of $0.8 million for deferred tax assets related to net operating loss carryforwards in France and Belgium. The Company's total long-lived assets in France and Belgium, which consist of property, plant and equipment, were $1.3 million at June 30, 2004. Of this amount, $1.2 million is in France. French operations had losses in 2002 and 2003 primarily due to poor market conditions. New management has been put in place, and French operations have generated a slight profit in the second quarter of 2004. The losses that France experienced in 2003 and 2002 are not expected to continue indefinitely into the future. It is expected that France will experience positive operating results and cash flows going forward, and as such, the ability to recover the carrying value of the French assets is expected. The Company will continue to monitor the recoverability of these assets and the need for a valuation allowance on deferred tax assets. The working capital in both countries which aggregated $1.5 million at June 30, 2004, is also considered to be appropriately stated at net realizable value.

The Company's fifty-percent owned Italian joint venture, which is accounted for under the equity method, has incurred losses over the last three years. In connection with certain 2004 restructuring initiatives approved by the Company and its joint venture partner, including transferring management responsibilities for the Italian joint venture to management of the Company's profitable German joint venture, the Company increased its investment in the joint venture by $0.8 million in the first half of 2004. The carrying value of the Company's equity investment in the Italian joint venture approximated $0.1 million at June 30, 2004. The Italian joint venture's losses have been reduced in 2004, and the Company will closely monitor the viability of this joint venture going forward.

RESULTS OF OPERATIONS - Three and Six Months Ended June 30, 2004 and 2003

The following table highlights the results for each of the segments and periods presented (in thousands):

                                            THREE MONTHS ENDED                           THREE MONTHS ENDED
                                               JUNE 30, 2004                                JUNE 30, 2003
                             REHABILITATION  TUNNELING TITE LINER    TOTAL  REHABILITATION TUNNELING TITE LINER      TOTAL
                             ---------------------------------------------------------------------------------------------
Revenues                        $104,625     $31,145    $ 6,664    $142,434     $93,883    $26,385    $4,510     $124,778
Gross profit                      24,757       3,437      2,370      30,564      25,004      2,773     1,490       29,267
Gross profit margin                23.7%       11.0%      35.6%       21.5%       26.6%      10.5%     33.0%        23.5%
Operating expenses                19,393       2,602        979      22,974      16,415      1,797       770       18,982
Operating income                   5,364         835      1,391       7,590       8,589        976       720       10,285
Operating income percentage         5.1%        2.7%      20.9%        5.3%        9.1%       3.7%     16.0%         8.2%

                                             SIX MONTHS ENDED                             SIX MONTHS ENDED
                                               JUNE 30, 2004                                JUNE 30, 2003
                             REHABILITATION  TUNNELING TITE LINER    TOTAL  REHABILITATION TUNNELING  TITE LINER    TOTAL
                             --------------------------------------------------------------------------------------------
Revenues                        $200,254     $57,195    $12,899    $270,348     $186,250   $51,970    $9,906     $248,126
Gross profit                      45,062       6,383      4,486      55,931      48,472      5,934     3,130       57,536
Gross profit margin                22.5%       11.2%      34.8%       20.7%       26.0%      11.4%     31.6%        23.2%
Operating expenses                37,971       5,052      1,943      44,966      31,069      3,517     1,479       36,065
Operating income                   7,091       1,331      2,543      10,965      17,403      2,417     1,651       21,471
Operating income percentage         3.5%        2.3%      19.7%        4.1%        9.3%       4.7%     16.7%         8.7%

The following table summarizes the increase (decrease) in operating income for each of the segments and periods presented ($ in thousands):

                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                JUNE 30, 2004                    JUNE 30, 2004
                                                  VS. 2003                         VS. 2003
                                            ------------------------------------------------------

                    Rehabilitation          $ (3,225)     (37.5%)           $ (10,312)     (59.3%)
                    Tunneling                   (141)     (14.4%)              (1,086)     (44.9%)
                    TiteLiner                    671       93.2%                  892       54.0%
                                            ------------------------------------------------------
                    TOTAL                   $ (2,695)     (26.2%)           $ (10,506)     (48.9%)


OVERVIEW

Revenues increased $17.7 million, or 14.2%, to $142.4 million in the second quarter of 2004 compared to $124.8 million in the second quarter of 2003. In the first six months of 2004, revenues increased $22.2 million, or 9.0%, to $270.3 million compared to $248.1 million in the first six months of 2003. Revenues in 2004 reflect the impact of acquisitions made after the second quarter of 2003, as well as growth in three domestic rehabilitation regions, Europe, the Tite Liner segment and tunneling.

Gross profit increased $1.3 million, or 4.4%, to $30.6 million for the second quarter of 2004 compared to $29.3 million in the same quarter of 2003. Year-to-date, gross profit declined $1.6 million, or 2.8%, to $55.9 million from $57.5 million in the first six months of 2003. Gross profit margin decreased to 21.5% in the second quarter of 2004 compared to 23.5% in the second quarter of 2003. Gross profit in the first six months decreased to 20.7% in 2004 compared to 23.2% in the first six months of 2003. Gross profit declines in three domestic rehabilitation regions drove this trend. Lower volume and pricing, due to the industry's competitive environment, as well as low-margin pipebursting work, combined to negatively impact gross profit margins in the first half of 2004. Higher volumes of tunneling work which generated lower margins than CIPP contributed to lower gross margin percentages.

Operating expenses increased $4.0 million, or 21.0%, to $23.0 million in the second quarter of 2004 compared to $19.0 million in the second quarter of 2003. Operating expenses in the first six months of 2004 increased $8.9 million, or 24.7%, to $45.0 million from $36.1 million in the first six months of 2003. Operating expenses in 2004 include additional compensation and employee-related costs, along with increased professional and consulting fees. These higher costs reflect the Company's key strategic initiatives, notably investment in business growth, sales, and logistics enhancement. Acquisitions made in 2003 added $1.2 million and $2.5 million of operating expenses in the second quarter and first six months of 2004, respectively.

REHABILITATION SEGMENT

Revenues
Rehabilitation revenues increased $10.7 million, or 11.4%, to $104.6 million in the second quarter of 2004 compared to $93.9 million in the second quarter of 2003. Revenues in Europe increased $5.0 million, which includes $3.3 million added by the acquisitions of Sewer Services and the remaining 50% interest in the Company's joint venture in Switzerland. Three North American rehabilitation regions increased $6.6 million in the second quarter of 2004 compared to the second quarter of 2003, offset by declines in three North American rehabilitation regions and manufacturing totaling $0.9 million. North American rehabilitation revenues in 2004 include the acquisition of Insituform East, Inc. ("East"), which added $3.9 million in revenues during the three months ended June 30, 2004. The typical lag time between winning a contract and recognizing revenue on the contract runs approximately three to six months. During the last six months of 2003, contract backlog experienced moderate growth, which began to impact revenues in the first and second quarters of 2004. To accommodate the increased contract backlog, seven crews have been added for North American Insituform CIPP Process projects since December 31, 2003. Since June 30, 2003, a total of 11 crews have been added, which includes three crews acquired with East.

Year-to-date rehabilitation revenues increased $14.0 million, or 7.5%, to $200.3 million compared to $186.3 million in the first six months of 2003. As with second quarter revenues, the effect of acquisitions and growth in the same markets impacted revenues in the first six months of 2004. Europe's revenues increased $9.6 million in the first six months of 2004, which includes $7.2 million added by the acquisitions of Sewer Services and the remaining 50% interest in the Company's joint venture in Switzerland. Revenues in three North American rehabilitation regions increased by $12.9 million, which includes $6.4 million added by the acquisition of East. Offsetting declines in three North American rehabilitation regions and manufacturing totaled $8.5 million in the first half of 2004. As with the second quarter, backlog growth in the second half of 2003 impacted rehabilitation revenues in the first and second quarters of 2004. Management anticipates that consistent revenue growth will be experienced in the last six months of 2004 due to backlog growth and the additional crews.

Gross Profit
Rehabilitation gross profit in the second quarter of 2004 was relatively flat compared to gross profit in the second quarter of 2003. However, gross profit margin decreased to 23.7% in the second quarter of 2004 from 26.6% in the second quarter of 2003. This is attributable to lower pricing in one North American rehabilitation region and an increase in volume in pipebursting work, which has experienced significantly lower margins. Pipebursting has experienced margin erosion in the first two quarters of 2004, due to lower pricing and issues of consistent workload reducing crew productivity. The gross profit margin from pipebursting activities decreased from 15.9% in the second quarter of 2003 to 7.6% in the second quarter of 2004, causing a negative impact on gross profit of $0.9 million. In addition, there were minor, isolated product performance issues in Insituform CIPP which occurred in the second quarter of 2004, which negatively impacted gross profit by $0.3 million.

Gross profit for the first six months of 2004 decreased $3.4 million, or 7.0%, to $45.1 million compared to $48.5 million in the first six months of 2003. Gross profit margin in the first six months of 2004 declined to 22.5% compared to 26.0% in the first six months of 2003. Gross profit declines in three North American rehabilitation regions drove this negative gross profit trend. Lower volume and/or lower pricing due to increased competition, as well as the previously mentioned margin erosion related to pipebursting, combined to negatively impact gross profit and gross profit margin. The gross profit margin from pipebursting activities decreased to 9.6% in the first six months of 2004 as compared to 17.8% in the first six months of 2003, causing a $1.6 million decrease in gross profit. Continued pressure is expected to be seen on gross profit margins for the balance of 2004 due to lower margin pipebursting work still in backlog and the lower volume and pricing in several North American rehabilitation regions.

Operating Expenses
Operating expenses increased $3.0 million, or 18.1%, to $19.4 million in the second quarter of 2004 compared to $16.4 million in the second quarter of 2003. Operating expenses were higher across all segments due to growth and the implementation of strategic initiatives. As the Insituform CIPP Process is one of the Company's core businesses, many of the costs of implementation are charged to this segment. The largest component contributing to higher operating expenses was employee and benefits costs. This combined with higher professional and consulting fees, much of which is related to the implementation of key strategic initiatives, caused the increase in operating expenses. In addition, the Company made severance and benefit payments for certain senior management turnover during the second quarter of 2004 of approximately $0.3 million.

Operating expenses in the first six months of 2004 increased $6.9 million, or 22.2%, to $38.0 million compared to $31.1 million in the first half of 2003. The same factors combining to cause higher expenses in the second quarter of 2004 also caused the year-to-date increase in operating expenses. Spending on the strategic initiatives is expected to continue through the balance of 2004 and beyond.

TUNNELING SEGMENT

Revenues
Tunneling revenues increased $4.7 million, or 18.0%, to $31.1 million in the second quarter of 2004 compared to $26.4 million in the second quarter of 2003. Tunneling revenues in the first six months of 2004 increased $5.2 million, or 10.1%, to $57.2 million from $52.0 million in the first six months of 2003. These increases resulted from increased backlog in 2004, from orders received primarily in late 2003. Management currently anticipates that revenues will continue to grow compared to the prior year due to the increased backlog.

Gross Profit
Tunneling gross profit in the second quarter of 2004 increased $0.6 million, or 23.9%, to $3.4 million from $2.8 million in the second quarter of 2003. The increase in gross profit in the second quarter of 2004 was primarily a function of increased volume. The gross profit margin increased slightly to 11.0% in the second quarter of 2004 compared to 10.5% in the second quarter of 2003.

Gross profit in the tunneling segment increased $0.5 million, or 7.6%, to $6.4 million in the first six months of 2004 compared to $5.9 million in the first six months of 2003. As with second quarter gross profit, the increase in gross profit in the six-month period ended June 30, 2004 was a function of volume as the gross profit margin remained relatively static at 11.2% in the first six months of 2004 compared to 11.4% for the same period last year. In 2003, the Company improved its procedures for recognizing revenue related to contract claims, by supplementing management's discretion, allowing recognition only after formal, written acceptance of the claim by the customer and, consistent with prior procedures, the reasonable expectation of the receipt of cash. This procedure has caused some delays in the recognition of revenue and profitability, as the claim review and negotiation process often takes several months. The tunneling segment currently is pursuing these change order claims arising in the ordinary course of business with several customers, $2.3 million of which are recorded on the balance sheet, but also including certain amounts which have not yet been recognized on the balance sheet as they do not meet the new procedure for recognizing claims. Favorable claims collection developments in this area could result in the Company recognizing additional revenue from these claims. Conversely, unfavorable claims collection developments could result in some of the claims that have been recognized on the balance sheet having to be reserved. Excluding recoveries on claims, gross profit margins are expected to continue in the same range for the balance of 2004.

Operating Expenses
Operating expenses increased $0.8 million, or 44.8%, to $2.6 million in the second quarter of 2004 compared to $1.8 million in the second quarter of 2003. As discussed under the rehabilitation segment, operating expenses were higher across all segments due to the implementation of strategic initiatives. In addition, administrative functions were added, specifically in project management, to handle future expected growth.

Operating expenses in the first six months of 2004 increased $1.6 million, or 43.6%, to $5.1 million compared to $3.5 million in the first half of 2003. The same factors combining to cause higher expenses in the second quarter of 2004 also were the cause of the year-to-date increase in operating expenses. Growth and the spending on the strategic initiatives will continue through the balance of 2004 and beyond.

TITE LINER SEGMENT

Revenues
Tite Liner revenues increased $2.2 million, or 47.8%, to $6.7 million in the second quarter of 2004 compared to $4.5 million in the second quarter of 2003. Revenues in the first six months of 2004 increased $3.0 million, or 30.2%, to $12.9 million from $9.9 million in the first six months of 2003. A solid workload in the United States and Canada fueled much of the revenue growth. In addition, a favorable closeout of a foreign project also contributed to the revenue growth. The Company is also pursuing a claim for additional revenue of approximately $0.3 million on a foreign project carried out by its Tite Liner subsidiary. The Company has not recognized this income as the amount is uncertain as to collectibility from the client. Management anticipates that revenue growth will return to more normal levels in the balance of 2004.

Gross Profit
Gross profit increased $0.9 million, or 59.1%, to $2.4 million in the second quarter of 2004 compared to $1.5 million in the second quarter of 2003. The gross profit margin improved to 35.6% in the second quarter of 2004 compared to 33.0% in the same period last year. The favorable completion of certain projects caused the increase in gross profit and gross profit margin.

In the first six months of 2004, gross profit increased $1.4 million, or 43.3%, to $4.5 million from $3.1 million in the first six months of 2003. The gross profit margin improved to 34.8% in the first six months of 2004 compared to 31.6% for the same period last year. The previously mentioned completion of certain projects as well as favorable results in the United States and Canada have combined to positively impact gross profit and gross profit margin in the Tite Liner segment in the first half of 2004 compared to the same period in 2003. Management anticipates that gross profit margins will return to prior-year levels, as the major projects have been completed.

Operating Expenses
Operating expenses increased $0.2 million, or 27.2%, to $1.0 million in the second quarter of 2004 compared to $0.8 million in the second quarter of 2003. For the first six months of 2004, operating expenses increased $0.4 million, or 31.4%, to $1.9 million from $1.5 million in the first six months of 2003. As discussed under the rehabilitation segment, operating expenses were higher across all segments due to the implementation of key strategic initiatives. Growth and the spending on the strategic initiatives will continue through the balance of 2004.

OTHER INCOME (EXPENSE) AND TAXES

Details of interest and other income (expense) and taxes are included in the table below ($ in thousands):

                                            THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                2004         2003                   2004         2003
                                            ---------------------------         -------------------------
             Operating income                $   7,590     $ 10,285              $ 10,965      $ 21,471
             Interest expense                   (2,627)      (2,175)               (4,795)       (3,372)
             Other income (expense)                451        (189)                   287           242
                                             ------------------------            -----------------------
             Income before taxes             $   5,414     $  7,921              $  6,457      $ 18,341
             Taxes on income                     2,238        3,089                 2,663         7,153
                                             ------------------------            -----------------------
             Income before minority interests
               and equity earnings           $   3,176     $  4,832              $  3,794      $ 11,188

In the second quarter of 2004, interest expense increased $0.4 million, or 20.8%, to $2.6 million from $2.2 million in the second quarter of 2003. On April 24, 2003, the Company placed $65.0 million in Senior Notes bearing interest at 5.29%. In

2004, amendments were made to the Company's debt agreements, and the interest rate was adjusted to 6.04%. As such, the notes were outstanding for the full quarter (91 days), bearing interest at 6.04% in the second quarter of 2004 compared to being outstanding for part (67 days) of the second quarter of 2003, bearing interest at 5.29%.

For the first six months of 2004, interest expense increased $1.4 million, or 42.2%, to $4.8 million from $3.4 million in the first six months of 2003. In addition to the $65.0 million in Senior Notes discussed in the preceding paragraph, approximately $0.3 million in fees were paid to the note holders as part of the debt amendment (see Note 10 to the Consolidated Financial Statements) and approximately $0.2 million in previously capitalized fees were written off.

In the second quarter of 2004, other income (expense) increased by $0.6 million from the second quarter of 2003 primarily due to slightly increased investment income and the second quarter of 2003 was impacted by a $0.5 million increase in reserves for equipment obsolescence.

In the second quarter of 2004, taxes on income decreased $0.9 million, or 27.5%, to $2.2 million from $3.1 million in the second quarter of 2003. For the first six months of 2004, taxes on income decreased $4.5 million, or 62.8%, to $2.7 million from $7.2 million in the first six months of 2003. The effective tax rate increased to 41.2% from 39.0% due to lower pre-tax income and the fixed provision for permanent adjustments to book income.

DISCONTINUED OPERATIONS

See Note 4 to the Consolidated Financial Statements for information on prior year discontinued operations.

BACKLOG

Contract backlog was $369.7 million at June 30, 2004 compared to $294.0 million at December 31, 2003. Contract backlog is management's expectation of revenues to be generated from received, signed, uncompleted contracts whose cancellation is not anticipated at the time of reporting. Contract backlog excludes any term contracts for which there is not specific and determinable work released and projects where the Company has been advised that it is the low bidder, but not formally awarded the contract.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND EQUIVALENTS

         ($ in thousands)                     JUNE 30, 2004     DECEMBER 31, 2003
                                              -----------------------------------
         Cash and equivalents                    $89,828            $ 93,865
                                                 ---------------------------

         Restricted cash -- in escrow              1,343               1,524
         Restricted cash -- held as collateral         -               4,602
                                                 ---------------------------
         Total restricted cash                   $ 1,343            $  6,126
                                                 ===========================

Cash and cash equivalents in the prior period have been re-cast to conform to current presentation. See Note 1 to the Consolidated Financial Statements for further discussion. Restricted cash held in escrow was $1.3 million at June 30, 2004 and $1.5 million at December 31, 2003. Restricted cash held as collateral was $4.6 million at December 31, 2003. Restricted cash held in escrow relates to deposits made as escrow for release of retention on specific projects performed for municipalities and state agencies. Restricted cash held as collateral relates to deposits posted as collateral for casualty insurance policies. In the first quarter of 2004, the Company issued letters of credit to satisfy this requirement and the restricted cash of $4.6 million was released.

CASH FLOWS FROM OPERATIONS

Cash flows from operating activities was the largest component of the Company's overall cash flow for the six months ended June 30, 2004. Working capital changes provided $5.9 million of operating cash flow for the six-month period ended June 30, 2004 compared to $8.5 million in the first six months of 2003. The most significant source of cash reflected in working capital changes was the receipt of $9.1 million in tax refunds in the first quarter of 2004. Changes in receivables, including costs and estimated earnings in excess of billings, used $7.6 million. However, a focus on cash collections and receivables management has had a positive impact on cash flow. Receivables increased due to revenue growth, but that increase was partially offset by improved cash collections and lower days' sales outstanding (DSO). Depreciation increased to $8.2 million in the first six months of 2004 compared to $7.2 million in the first six months of 2003 due to higher capital expenditures in the first six months of 2004. Amortization increased to $1.2 million in the first six months of 2004 from $0.7 million in the first six months of 2003 primarily due to the amortization of intangible assets acquired with East, which was approximately $0.5 million in the first six months of 2004.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash flows from investing activities is composed of capital expenditures and an additional investment in the Company's fifty-percent owned Italian joint venture offset by cash received from disposals. In the first six months of 2004, the Company used $16.6 million in cash on capital expenditures compared to $5.7 million in the first six months of 2003. Major components of capital expenditures include approximately $4.4 million for various components of tunneling equipment and $3.6 million for expansion and equipment at the Company's Batesville, Mississippi, manufacturing facility. Other significant expenditures include trucks and equipment for the North American Insituform CIPP Process business related to crew expansion and replacement of older equipment and equipment for a new operational facility in Europe. Capital expenditures will continue at a higher level for the remainder of 2004 as the Company continues to replace field equipment and to expand crew capacity.

CASH FLOWS FROM FINANCING ACTIVITIES

The largest component of cash flows from financing activities in 2004 was the normal debt principal amortization of $15.7 million of the Senior Notes in the first quarter of 2004. Total debt repayments in the first six months were $15.8 million. In the first six months of 2003, debt repayments and a decrease in the Company's line of credit used $45.0 million, but was offset by the placement of $65.0 million in Senior Notes in the second quarter of 2003. The release of the restricted cash held as collateral deposits on casualty insurance policies provided $4.6 million of cash from financing activities. In the first six months of 2004, the Company received $2.9 million in cash from the exercise of stock options, mostly by former senior executives of the Company in the first quarter of 2004. There were no purchases of treasury stock in the first six months of 2004. In the first six months of 2003, $0.2 million was received from stock option exercises, and $1.4 million was used in purchases of treasury stock.

MATERIAL CHANGES IN FINANCIAL CONDITION

Costs and estimated earnings in excess of billings ("unbilled receivables") were $38.4 million at June 30, 2004 compared to $27.9 million at December 31, 2003. Unbilled receivables arise when work on projects begins, incurring costs before billings can be issued. Revenue growth in the first half of 2004 contributed to the increase in unbilled receivables.

Prepaid expenses and other assets decreased $10.8 million to $8.7 million at June 30, 2004 compared to $19.5 million at December 31, 2003 primarily due to the receipt of $9.1 million in tax refunds during the first quarter of 2004.

FINANCINGS

See discussion in Note 10 to the Consolidated Financial Statements regarding the Company's financings.

At December 31, 2003, the Company was out of compliance with certain covenants under the following facilities: the Senior Notes, Series A, the Senior Notes, Series 2003-A, the Old Credit Facility and an insurance collateral agreement. On March 12, 2004, the covenants under the two senior note facilities were amended. The amendments included revisions to the covenants applicable at December 31, 2003, thereby bringing the Company back into compliance as of such date. The Old Credit Facility also was amended on March 12, 2004, and its covenants now incorporate by reference those under the two series of amended Senior Notes. In addition, the insurance collateral agreement was terminated as a result of posting letters of credit in lieu of the cash collateral. The covenants under the Old Credit Facility and the insurance collateral agreement are not considered to be relevant for discussion as such agreements no longer exist, and the Company is currently in compliance with the amended covenants under the amended March 12, 2004 debt facilities. The Company now has two sets of debt covenants: one set for the amended Senior Notes, Series A, and one set for the amended Senior Notes, Series 2003-A. The covenants that were out of compliance at December 31, 2003, prior to amendment, under each Senior Note facility are presented below:

                                                                                           DECEMBER 31, 2003
                                                                              -------------------------------------------
   DESCRIPTION OF COVENANT                        ORIGINAL COVENANT           ACTUAL RATIO    AMENDED COVENANT
   ----------------------------------------------------------------------------------------------------------------------
   $110 MILLION 7.88% SENIOR NOTES,
   SERIES A, DUE FEBRUARY 14, 2007
   Fixed charge coverage ratio(1)                    No less than 2.5 to 1.0         2.00       No less than 1.25 to 1.0

   $65 MILLION 5.29% SENIOR NOTES,
   SERIES 2003-A, DUE APRIL 24, 2013
   Ratio of consolidated indebtedness to EBITDA(1)   No greater than 3.25 to 1.0     3.68       No greater than 3.75 to 1.0
   Fixed charge coverage ratio(1)                    No less than 2.0 to 1.0         1.96       No less than 1.25 to 1.0

Under the amended debt facilities, the Company is obligated to comply with the amended covenants through the end of the first quarter of 2005. On April 1, 2005, the covenants will revert to the original covenants in place with respect to the two senior note facilities prior to the March 12, 2004 amendments. The Company is in the process of completing its budget for 2005 and accordingly does not have a final forecast of its profitability for that period. However, based on preliminary assessments of forecasted 2005 results and the Company's improving current performance, the Company believes that it will remain in compliance with its covenants under its debt facilities through the second quarter of 2005. Given that the Company is currently in compliance with debt covenants and believes that a covenant violation in the next 12 months is not probable, it has recorded its outstanding debt as long-term at June 30, 2004, except for the current maturity portion. Details of the existing covenants are set forth below:

     DESCRIPTION OF COVENANT                           FISCAL QUARTER           AMENDED COVENANT(2)          ACTUAL RATIO(2)
     -----------------------------------------------------------------------------------------------------------------------
     $110 MILLION 7.88% SENIOR NOTES,
     SERIES A, DUE FEBRUARY 14, 2007
     Fixed charge coverage ratio(1)                    First quarter 2004       No less than 1.25 to 1.0          1.64
                                                       Second quarter 2004      No less than 1.20 to 1.0          1.56
                                                       Third quarter 2004       No less than 1.20 to 1.0           n/a
                                                       Fourth quarter 2004      No less than 1.70 to 1.0           n/a
                                                       First quarter 2005       No less than 1.70 to 1.0           n/a
                                                       Second quarter 2005      No less than 2.50 to 1.0           n/a

     $65 MILLION 5.29% SENIOR NOTES,
     SERIES 2003-A, DUE APRIL 24, 2013
     Ratio of consolidated indebtedness to EBITDA(1)   First quarter 2004       No greater than 5.00 to 1.0       4.13
                                                       Second quarter 2004      No greater than 6.25 to 1.0       4.39
                                                       Third quarter 2004       No greater than 6.25 to 1.0        n/a
                                                       Fourth quarter 2004      No greater than 4.00 to 1.0        n/a
                                                       First quarter 2005       No greater than 4.00 to 1.0        n/a
                                                       Second quarter 2005      No greater than 3.25 to 1.0        n/a

     Fixed charge coverage ratio(1)                    First quarter 2004       No less than 1.25 to 1.0          1.59
                                                       Second quarter 2004      No less than 1.20 to 1.0          1.53
                                                       Third quarter 2004       No less than 1.20 to 1.0           n/a
                                                       Fourth quarter 2004      No less than 1.70 to 1.0           n/a
                                                       First quarter 2005       No less than 1.70 to 1.0           n/a
                                                       Second quarter 2005      No less than 2.00 to 1.0           n/a


     (1)The ratios are calculated as defined in the Note Purchase Agreements, which have been incorporated into the Company's Form 10-K for the fiscal year ended December 31, 2003 as Exhibits 10.2 and 10.3.

     (2)The ratios for each quarter are based on rolling four-quarter calculations of profitability. The significant loss experienced by the Company in the fourth quarter of 2003 will have a negative impact on the ratios through the third quarter of 2004.

The Company believes it has adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances, additional short- and long-term borrowings and the sale of assets, for the next 12 months.

DISCLOSURE OF FINANCIAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has entered into various financial obligations and commitments in the course of its ongoing operations and financing strategies. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities or from commercial arrangements that are directly supported by related revenue-producing activities. Commercial commitments represent contingent obligations of the Company, which become payable only if certain pre-defined events were to occur, such as funding financial guarantees. See Note 9 to the Consolidated Financial Statements for further discussion.

The Company has entered into several contractual joint ventures to develop joint bids on contracts for its rehabilitation businesses, and for tunneling operations. In these cases, the Company could be required to complete the joint venture partner's portion of the contract if the partner is unable to complete its portion. The Company is liable for any amounts for which the Company itself could not complete the work and for which a third party contractor could not be located to complete the work for the amount awarded in the contract. While the Company would be liable for additional costs, these costs would be offset by any related revenues due under that portion of the contract. The Company has not experienced material adverse results from such arrangements. Based on these facts, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

The Company also has many contracts that require the Company to indemnify the other party against loss from claims of patent or trademark infringement. The Company also indemnifies its bonding agents against losses from third party claims of customers and subcontractors. The Company has not experienced material losses under these provisions and currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its bonding agents and licensees. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at June 30, 2004 on its consolidated balance sheet.

The following table provides a summary of the Company's financial obligations and commercial commitments as of June 30, 2004 ($ in thousands). This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases.



                             PAYMENTS DUE BY PERIOD

CASH OBLIGATIONS(1)           TOTAL         2004         2005         2006        2007          2008      THEREAFTER
----------------------------------------------------------------------------------------------------------------------
Long-term debt                $115,369      $1,075      $16,802      $16,782      $15,710       $    -       $65,000
Line of credit                       -           -            -            -            -            -             -
facility(2)
Operating leases                32,670       5,993        7,647        5,750        4,673        3,666         4,941
                           -------------------------------------------------------------------------------------------
Total contractual cash
   obligations                $148,039      $7,068      $24,449      $22,532      $20,383       $3,666       $69,941
                           ===========================================================================================

(1)Cash obligations are not discounted and do not include related interest. See Notes 9 and 10 to the Consolidated Financial Statements regarding commitments and contingencies and financings, respectively.

(2)As of June 30, 2004, there was no borrowing balance on the credit facility and therefore there was no applicable interest rate as the rates are determined on the borrowing date. The available balance was $15.8 million, and the commitment fee was 0.40% per annum. The remaining $9.2 million was used for non-interest bearing letters of credit, all of which were collateral for insurance. The Company generally used the credit facility for short-term borrowings and disclosed amounts outstanding as a current liability. See Note 10 to the Consolidated Financial Statements regarding refinancing of the line of credit facility.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 11 to the Consolidated Financial Statements for discussion of new accounting pronouncements and their impact on the Company.

MARKET RISK

The Company is exposed to the effect of interest rate changes and foreign currency fluctuations. Due to the relative immateriality of potential impacts from changes in these rates, the Company does not use derivative contracts to manage these risks.

INTEREST RATE RISK

The fair value of the Company's cash and short-term investment portfolio at June 30, 2004 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, is not material.

The Company's objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, the Company typically borrows under fixed rate agreements. The fair value of the Company's long-term debt, including current maturities, approximated its carrying value at June 30, 2004. Market risk was estimated to be $3.1 million as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's debt specific borrowing rates at June 30, 2004.

FOREIGN EXCHANGE RISK

The Company operates subsidiaries and is associated with licensees and affiliates operating solely in countries outside of the United States, and in currencies other than the U.S. dollar. Consequently, these operations are inherently exposed to risks associated with fluctuation in the value of the local currencies of these countries compared to the U.S. dollar. At June 30, 2004, approximately $3.1 million of financial instruments, primarily long-term debt, were denominated in Euros. The effect of a hypothetical change of 10% in year-end exchange rates would be immaterial.

OFF-BALANCE SHEET ARRANGEMENTS

The Company uses various structures for the financing of operating equipment, including borrowing, operating and capital leases, and sale-leaseback arrangements. All debt, including the discounted value of future minimum lease payments under capital lease arrangements, is presented in the balance sheet. The Company's future commitments under operating lease arrangements were $32.7 million at June 30, 2004. The Company also has exposure under performance guarantees by contractual joint ventures and indemnification of its bonding agents. However, the Company has not experienced any material adverse effects to its consolidated financial position, results of operations or cash flows relative to these arrangements and believes the exposure to any losses in the future is immaterial. All foreign joint ventures are accounted for using the equity method. The Company has no other off-balance sheet financing arrangements or commitments. See Note 9 in the Notes to Consolidated Financial Statements regarding commitments and contingencies.

FORWARD-LOOKING INFORMATION

This quarterly report contains various forward-looking statements that are based on information currently available to management and on management's beliefs and assumptions. When used in this document, the words "anticipate," "estimate," "believes," "plans," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. The Company's actual results may vary materially from those anticipated, estimated or projected due to a number of factors, such as the competitive environment for the Company's products and services, the geographical distribution and mix of the Company's work, the timely award or cancellation of projects, political circumstances impeding the progress of work, and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time. The results the Company anticipates to achieve from its strategic initiatives, which results include, among other things, cost reduction, product innovation, business growth for the long term, the Company's ability to drive costs out of the business and the Company's ability to gain competitiveness may be other than expected. The Company does not assume a duty to update forward-looking statements. Please use caution and do not place reliance on forward-looking statements.

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

There were changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter and six months ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Specifically, and as previously described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, the Company took the following steps during the first half of 2004 to enhance its internal controls over financial reporting:

    o    appointing a Corporate Controller;

    o instituting enhanced detailed senior and regional management reviews of financial accounts of regional operations;

    o enhancing regional management's and controllers' ownership and accountability over financial accounts and reporting;

    o    enhancing detailed reviews of collectibility of accounts receivable;

    o enhancing detailed reviews of fixed asset accounts and reconciliations to the Company's general ledger;

    o increasing supervisory and management reviews of procedures, reconciliation activities and financial reporting; and

    o improving information technology system integrity management and enhancement of systems controls.

The Company also evaluated and implemented, and will continue to evaluate and implement, other improvements to the system of internal controls, as it prepares for management's report on internal controls required under Section 404 of the Sarbanes-Oxley Act.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the third quarter of 2002, a Company crew had an accident on an Insituform CIPP Process project in Des Moines, Iowa. Two workers died and five workers were injured in the accident. The Company fully cooperated with Iowa's state OSHA in the investigation of the accident. Iowa OSHA issued a Citation and Notification of Penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. The Company challenged Iowa OSHA's findings, and in the fourth quarter of 2003, an administrative law judge found in favor of Iowa OSHA on some citations, found in favor of the Company on some citations and combined a number of citations for purposes of assessing penalties. The administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. The Company is vigorously opposing the citations, and has filed a notice of appeal with the Iowa state district court.

In July 2004, three separate civil actions were filed in the Iowa District Court for Polk County with respect to the Des Moines accident. The first Complaint, filed by family members and the Estate of Brian Burford on July 7, 2004, names the Company, Insituform Technologies USA, Inc., a wholly-owned subsidiary of the Company ("Insituform USA"), the City of Des Moines and 15 current or former employees of the Company as defendants. The two other actions, filed on July 6, 2004 by (1) family members and the Estate of Daniel Grasshoff and (2) Michael Walkenhorst, James E. Johnson and Linda Johnson, name the City of Des Moines and the 15 current or former employees of the Company as defendants, but do not name the Company or Insituform USA as defendants. The Complaints filed with respect to Burford and Grasshoff allege wrongful death, negligence, gross negligence and civil conspiracy. The Complaint filed with respect to Walkenhorst and Johnson alleges gross negligence and civil conspiracy. The Company believes that the allegations in the Complaints are without merit and that the workers' compensation statutes provide the exclusive remedy to the plaintiffs for the deaths and injuries that occurred as a result of the Des Moines accident. The Company intends to vigorously defend the actions. Each Complaint seeks unspecified damages, including punitive damages.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on April 28, 2004, stockholders elected the following persons as directors of the Company:

                                                                        WITHHOLD
                                                         FOR           AUTHORITY
                                                         ---           ---------
                 Robert W. Affholder                 25,497,471         117,597
                 Paul A. Biddelman                   24,059,900       1,555,168
                 Stephen P. Cortinovis               25,500,787         114,281
                 John P. Dubinsky                    25,500,291         114,777
                 Juanita H. Hinshaw                  24,100,385       1,514,683
                 Thomas N. Kalishman                 25,148,370         466,698
                 Thomas S. Rooney, Jr.               25,500,353         114,715
                 Sheldon Weinig                      24,099,862       1,515,206
                 Alfred L. Woods                     24,374,893       1,240,175

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the annexed Index to Exhibits.

       (b) On May 6, 2004, the Company filed a Current Report on Form 8-K, under Items 7 and 12, to provide the Company's press release, dated April 29, 2004, announcing its financial results for the fiscal quarter ended March 31, 2004, and to provide a transcript of the Company's April 30, 2004, conference call held to announce and discuss its financial results for the fiscal quarter ended March 31, 2004.

                In addition, on August 5, 2004, the Company filed a Current Report on Form 8-K, under Items 7 and 12, to provide the Company's earnings release, dated July 29, 2004, announcing its financial results for the fiscal quarter ended June 30, 2004, and to provide a transcript of the Company's July 30, 2004, conference call held to announce and discuss its financial results for the fiscal quarter ended June 30, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INSITUFORM TECHNOLOGIES, INC.




August 9, 2004                      /s/ Christian G. Farman
                                    -------------------------------------------
                                    Christian G. Farman
                                    Vice President - Chief Financial Officer
                                    Principal Financial and Accounting Officer

                                INDEX TO EXHIBITS


10.1 Executive Separation Agreement and Release effective as of June 18, 2004 by and between the Company and Thomas A. A. Cook. (1)

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