Form 10-Q
period 2004-09-30
INSITUFORM TECHNOLOGIES INC
filed 2004-11-09
CIK 353020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

Commission file number #0-10786

                          Insituform Technologies, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        13-3032158
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             702 Spirit 40 Park Drive, Chesterfield, Missouri 63005
- --------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (636) 530-8000
- --------------------------------------------------------------------------------
              (Registrant's telephone number including area code)

                                       N/A
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                                   Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at November 4, 2004
- ----------------------------------------    ------------------------------------
Class A Common Stock, $.01 par value                  26,762,492 Shares

                                      INDEX

                                                                                                      Page No.
                                                                                                      --------
Part I  Financial Information:

        Item 1.   Financial Statements (unaudited):
                  Consolidated Statements of Income................................................    3
                  Consolidated Balance Sheets......................................................    4
                  Consolidated Statements of Cash Flows............................................    5
                  Notes to Consolidated Financial Statements.......................................    6
        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............................................   14
        Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......................   23
        Item 4.   Controls and Procedures..........................................................   23

Part II Other Information:

        Item 1.   Legal Proceedings................................................................   24
        Item 6.   Exhibits.........................................................................   24

Signatures.........................................................................................   25

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                       ------------------------------------------------
                                                         2004        2003           2004       2003
                                                       ---------    ---------    ---------    ---------
REVENUES                                               $ 144,821    $ 117,360    $ 415,169    $ 365,486
COST OF REVENUES                                         114,545       89,941      328,962      280,531
                                                       ---------    ---------    ---------    ---------
GROSS PROFIT                                              30,276       27,419       86,207       84,955
SELLING, GENERAL AND ADMINISTRATIVE                       22,201       19,648       67,167       55,713
                                                       ---------    ---------    ---------    ---------
OPERATING INCOME                                           8,075        7,771       19,040       29,242
OTHER (EXPENSE) INCOME:
     Interest expense                                     (2,318)      (2,391)      (7,113)      (5,763)
     Other                                                   102          331          389          573
                                                       ---------    ---------    ---------    ---------
TOTAL OTHER EXPENSE                                       (2,216)      (2,060)      (6,724)      (5,190)
                                                       ---------    ---------    ---------    ---------
INCOME BEFORE TAXES ON INCOME                              5,859        5,711       12,316       24,052
TAXES ON INCOME                                            2,268        2,228        4,931        9,381
                                                       ---------    ---------    ---------    ---------
INCOME BEFORE MINORITY INTERESTS, EQUITY IN EARNINGS
     AND DISCONTINUED OPERATIONS                           3,591        3,483        7,385       14,671
MINORITY INTERESTS                                           (65)         (84)        (166)        (144)
EQUITY IN EARNINGS OF AFFILIATED COMPANIES                     0          101          (35)         201
                                                       ---------    ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS                          3,526        3,500        7,184       14,728
LOSS FROM DISCONTINUED OPERATIONS                              -         (215)           -         (231)
                                                       ---------    ---------    ---------    ---------
NET INCOME                                             $   3,526    $   3,285    $   7,184    $  14,497
                                                       =========    =========    =========    =========

EARNINGS PER SHARE OF COMMON STOCK AND COMMON
     STOCK EQUIVALENTS:

     Basic:
         Income from continuing operations             $    0.13    $    0.13    $    0.27    $    0.56
         Discontinued operations                               -        (0.01)           -        (0.01)
         Net income                                         0.13         0.12         0.27         0.55

     Diluted:
         Income from continuing operations             $    0.13    $    0.13    $    0.27    $    0.56
         Discontinued operations                               -        (0.01)           -        (0.01)
         Net income                                         0.13         0.12         0.27         0.55

          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           SEPTEMBER 30, 2004   DECEMBER 31, 2003
                                                                           ------------------   -----------------
ASSETS
     CURRENT ASSETS
         Cash and cash equivalents                                               $  77,678         $  93,865
         Restricted cash                                                             1,062             6,126
         Receivables, net                                                           95,616            90,814
         Retainage                                                                  27,144            24,902
         Costs and estimated earnings in excess of billings                         40,012            27,853
         Inventories                                                                15,902            12,935
         Prepaid expenses and other assets                                          12,289            19,515
         Assets related to discontinued operations                                       -             1,263
                                                                                 ---------         ---------
     TOTAL CURRENT ASSETS                                                          269,703           277,273
                                                                                 ---------         ---------
     PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation                   86,531            75,667
                                                                                 ---------         ---------
     OTHER ASSETS
         Goodwill                                                                  131,558           131,613
         Other assets                                                               22,949            23,807
                                                                                 ---------         ---------
     TOTAL OTHER ASSETS                                                            154,507           155,420
                                                                                 ---------         ---------
TOTAL ASSETS                                                                     $ 510,741         $ 508,360
                                                                                 =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Current maturities of long-term debt and line of credit                 $  15,856         $  16,938
         Accounts payable and accrued expenses                                      89,762            82,670
         Billings in excess of costs and estimated earnings                          9,995             8,495
         Liabilities related to discontinued operations                                  -             1,770
                                                                                 ---------         ---------
     TOTAL CURRENT LIABILITIES                                                     115,613           109,873
                                                                                 ---------         ---------
     LONG-TERM DEBT, less current maturities                                        96,528           114,323
     OTHER LIABILITIES                                                               3,501             3,530
                                                                                 ---------         ---------
     TOTAL LIABILITIES                                                             215,642           227,726
                                                                                 ---------         ---------
     MINORITY INTERESTS                                                              1,640             1,465
                                                                                 ---------         ---------
     COMMITMENTS AND CONTINGENCIES (NOTE 9)

     STOCKHOLDERS' EQUITY
         Preferred stock, undesignated, $.10 par - shares authorized
           1,400,000; none outstanding                                                   -                 -
         Series A Junior Participating Preferred stock, $.10 par - shares
           authorized 600,000; none outstanding                                          -                 -
         Common stock, $.01 par - shares authorized 60,000,000;
           shares outstanding 26,750,867 and 26,458,205                                291               288
         Unearned restricted stock compensation                                       (722)             (412)
         Additional paid-in capital                                                137,169           133,794
         Retained earnings                                                         205,512           198,328
         Treasury stock - 2,357,464 shares                                         (51,596)          (51,596)
         Accumulated other comprehensive income (loss)                               2,805            (1,233)
                                                                                 ---------         ---------
     TOTAL STOCKHOLDERS' EQUITY                                                    293,459           279,169
                                                                                 ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 510,741         $ 508,360
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

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        FOR THE NINE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                                      -------------------------
                                                                                        2004             2003
                                                                                      --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                                            $  7,184         $ 14,497
     Loss from discontinued operations                                                       -              231
                                                                                      --------         --------
INCOME FROM CONTINUING OPERATIONS                                                        7,184           14,728
ADJUSTMENTS TO RECONCILE TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
     Depreciation                                                                       12,149           11,213
     Amortization                                                                        1,570            1,005
     Deferred income taxes                                                                 430              (30)
     Other loss on asset disposals                                                         717              518
     Income (loss) from equity investments                                                  35             (201)
     Restructuring charge                                                                    -             (261)
     Write-off of deferred financing fees                                                  226                -
     Minority interest in net income                                                       166              144
     Other                                                                               3,759            2,037
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF PURCHASED BUSINESSES:
     Change in restricted cash related to operating activities                             462              143
     Receivables, including costs and estimated earnings in excess of billings         (18,359)           2,451
     Inventories                                                                        (2,966)            (415)
     Prepaid expenses and other assets                                                   7,591           (3,693)
     Accounts payable and accrued expenses                                               6,822           (1,065)
                                                                                      --------         --------
NET CASH PROVIDED BY CONTINUING OPERATIONS                                              19,786           26,574
NET CASH USED BY DISCONTINUED OPERATIONS                                                     -           (1,558)
                                                                                      --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               19,786           25,016
                                                                                      --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                              (25,521)         (12,573)
     Proceeds from sale of fixed assets                                                  1,904              780
     Purchase of businesses, net of cash acquired                                            -           (6,337)
     Other investing activities                                                           (844)           1,406
                                                                                      --------         --------
NET CASH USED IN INVESTING ACTIVITIES                                                  (24,461)         (16,724)
                                                                                      --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock and exercise of stock options                3,042              557
     Purchases of treasury stock                                                             -           (1,597)
     Principal payments on long-term debt                                              (18,914)         (22,734)
     Issuance of long-term debt                                                              -           65,000
     Decrease in line of credit                                                              -          (25,835)
     Deferred financing charges                                                           (633)            (692)
     Changes in restricted cash related to financing activities                          4,602           (4,600)
                                                                                      --------         --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                       (11,903)          10,099
                                                                                      --------         --------
Effect of exchange rate changes on cash                                                    391              673
                                                                                      --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                    (16,187)          19,064
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          93,865           71,401
                                                                                      --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 77,678         $ 90,465
                                                                                      ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID (RECEIVED) FOR:
     Interest                                                                         $  6,419         $  5,859
     Income taxes, net                                                                  (5,940)           8,425
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Note payable recovered in settlement                                             $      -         $  5,350
     Accrued interest recovered in settlement                                                -              557
     Treasury stock recovered in settlement                                                  -              254
     Noncompete liability recovered in settlement                                          919                -

          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2004

1.    GENERAL

      In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's unaudited consolidated balance sheets as of September 30, 2004 and December 31, 2003, the unaudited consolidated statements of income for the three and nine months ended September 30, 2004 and 2003 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 2003 Annual Report on Form 10-K.

      The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

      For all periods presented in this Form 10-Q, restricted cash is presented separately on the consolidated balance sheets and changes in restricted cash are presented on the consolidated statements of cash flows according to the purpose for which the restricted cash is held (i.e., operating, investing or financing activity).

2.    STOCK-BASED COMPENSATION

      At September 30, 2004, the Company had two plans under which stock-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. No compensation expense from stock options was reflected in the consolidated statements of income for the three or nine months ended September 30, 2004 and 2003, as all options were granted at an exercise price equal to the market value of the underlying common stock on the date of the grant. Stock-based compensation expense, net of tax, related to grants of restricted stock and deferred stock units was $257,000 and $283,000 in the third quarter and first nine months of 2004, respectively. Stock-based compensation expense, net of tax, related to grants of restricted stock was $21,000 and $41,000 in the third quarter and first nine months of 2003, respectively. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," to stock-based compensation (in thousands, except share data):

                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                -------------------------         -------------------------
                                                  2004             2003             2004             2003
                                                --------         --------         --------         --------
Net income - as reported                        $  3,526         $  3,285         $  7,184         $ 14,497
Add:  Total stock-based compensation
  expense included in net income, net of
  related tax benefits                               257               21              283               41
Deduct:  Total stock-based compensation
  expense determined under fair value
  method for all awards, net of related
  tax effects                                       (689)            (987)          (1,235)          (3,456)
                                                --------         --------         --------         --------
Pro forma net income                            $  3,094         $  2,319         $  6,232         $ 11,082
                                                ========         ========         ========         ========
Basic earnings per share:
  As reported                                   $   0.13         $   0.12         $   0.27         $   0.55
  Pro forma                                         0.12             0.09             0.23             0.42
Diluted earnings per share:
  As reported                                       0.13             0.12             0.27             0.55
  Pro forma                                         0.12             0.09             0.23             0.42

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

      For SFAS No. 148 ("Accounting for Stock-Based Compensation - Transition and Disclosure") disclosure purposes, the stock-based compensation expense recorded in the determination of reported net income is disclosed in the preceding table. The pro forma stock-based compensation expense includes the recorded expense and expense related to stock options that was determined using the fair value method.

      In October 2004, the Company granted to certain of its executive officers and directors 26,000 shares of restricted stock with a grant date fair value of $0.5 million, stock appreciation rights with a grant date fair value of up to $0.6 million and deferred stock units with a grant date fair value of $0.1 million. The Company will record $0.1 million in compensation expense related to these grants in the fourth quarter of 2004.

      During the third quarter of 2004, the Company granted 12,000 shares of restricted stock to certain of its executive officers. The grant date fair value of these shares was $0.1 million.

      On July 28, 2004, the Company granted an aggregate of 28,100 deferred stock units to members of the Board of Directors, excluding the Company's president and chief executive officer. Each deferred stock unit represents the Company's obligation to transfer one share of common stock to the director in the future, and is fully vested at grant. Following termination of the director's service on the Company's board due to death or a change in control, or six months after termination of the director's service for any other reason, shares of the Company's common stock equal to the number of deferred stock units reflected on the director's account, will be issued to the director. A director may, while serving on the Company's board, elect to defer the distribution date in annual installments over a period up to five years, beginning in the year following termination of service on the board. The Company recorded $0.4 million ($0.3 million, net of tax) in compensation expense in the third quarter of 2004 related to this grant.

      On May 25, 2004, the Company granted 27,000 shares of restricted stock to certain key employees, other than executive officers. The grant date fair value of these shares was $0.4 million.

      On May 27, 2003, the Company granted 57,300 shares of restricted stock to executives and key employees. The grant date fair value of these shares was $0.9 million. These restricted shares granted to executive officers on May 27, 2003 also had restrictions providing that certain company performance goals were met as of March 31, 2004. At September 30, 2004, 8,600 of these shares remained outstanding, as 48,700 shares were forfeited through the departure of certain members of senior management and through the failure to meet performance goals.

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

      On a combined basis, these acquisitions added $5.7 million and $19.3 million in revenue for the three and nine months ended September 30, 2004, respectively. Operating income was increased by $0.7 million and $0.2 million in the three and nine months ended September 30, 2004. Operating expenses included $0.1 million and $0.5 million of amortization of intangibles for the three and nine months ended September 30, 2004, respectively, as a result of the East acquisition.

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

5.    COMPREHENSIVE INCOME

      For the quarters ended September 30, 2004 and 2003, comprehensive income was $5.3 million and $3.6 million, respectively, with comprehensive income of $11.2 million and $16.6 million for the nine months ended September 30, 2004 and 2003, respectively. The Company's adjustment to net income to calculate comprehensive income consists solely of cumulative foreign currency translation adjustments of $1.8 million and $0.3 million for the quarters ended September 30, 2004 and 2003, respectively, and $4.0 million and $2.1 million for the nine months ended September 30, 2004 and 2003, respectively.

6.    SHARE INFORMATION

      Earnings per share have been calculated using the following share information:

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                     2004              2003
                                                                  ----------        ----------
Weighted average number of common shares
  used for basic EPS                                              26,698,170        26,451,421
Effect of dilutive stock options and restricted stock                142,154           186,978
                                                                  ----------        ----------
Weighted average number of common shares
  and dilutive potential common stock used in diluted EPS         26,840,324        26,638,399
                                                                  ==========        ==========

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                     2004              2003
                                                                  ----------        ----------
Weighted average number of common shares
  used for basic EPS                                              26,624,037        26,475,029
Effect of dilutive stock options and restricted stock                138,573           118,320
                                                                  ----------        ----------
Weighted average number of common shares
  and dilutive potential common stock used in diluted EPS         26,762,610        26,593,349
                                                                  ==========        ==========

7.    SEGMENT REPORTING

      The Company has three principal operating segments: rehabilitation, tunneling, and Tite Liner(R), the Company's corrosion and abrasion segment ("Tite Liner"). The segments were determined based upon the types of products sold by each segment and each is regularly reviewed and evaluated separately.

      The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. The Company evaluates segment performance based on stand-alone operating income.

      Financial information by segment is as follows (in thousands):

                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                     SEPTEMBER 30,                      SEPTEMBER 30,
                              ---------------------------        --------------------------
                                2004              2003              2004            2003
                              ---------         ---------        ---------        ---------
REVENUES
     Rehabilitation           $ 102,924         $  89,456        $ 303,178        $ 275,706
     Tunneling                   35,963            22,611           93,158           74,581
     Tite Liner                   5,934             5,293           18,833           15,199
                              ---------         ---------        ---------        ---------
TOTAL REVENUES                $ 144,821         $ 117,360        $ 415,169        $ 365,486
                              =========         =========        =========        =========

GROSS PROFIT
     Rehabilitation           $  25,935         $  22,005        $  70,997        $  70,478
     Tunneling                    2,255             3,791            8,638            9,725
     Tite Liner                   2,086             1,623            6,572            4,752
                              ---------         ---------        ---------        ---------
TOTAL GROSS PROFIT            $  30,276         $  27,419        $  86,207        $  84,955
                              =========         =========        =========        =========

OPERATING INCOME
     Rehabilitation           $   7,309         $   5,090        $  14,400        $  22,493
     Tunneling                     (303)            1,876            1,028            4,293
     Tite Liner                   1,069               805            3,612            2,456
                              ---------         ---------        ---------        ---------
TOTAL OPERATING INCOME        $   8,075         $   7,771        $  19,040        $  29,242
                              =========         =========        =========        =========

      A large tunneling project experienced a reduction in gross profit of $3.7 million. While this project is expected to remain profitable, it experienced a downward adjustment as a result of revisions to original estimates and production delays. Partially offsetting this performance in tunneling were the favorable resolutions of several claims in the ordinary course of business.

      The following summarizes revenues, gross profit and operating income by geographic region:

                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                   SEPTEMBER 30,                    SEPTEMBER 30,
                              ------------------------        ------------------------
                                2004           2003             2004           2003
                              --------        --------        --------        --------
REVENUES
     United States            $119,022        $ 95,915        $341,183        $306,911
     Canada                      6,738           6,615          18,914          15,641
     Other Foreign              19,061          14,830          55,073          42,934
                              --------        --------        --------        --------
TOTAL REVENUES                $144,821        $117,360        $415,169        $365,486
                              ========        ========        ========        ========
GROSS PROFIT
     United States            $ 22,562        $ 21,261        $ 65,790        $ 69,189
     Canada                      2,259           2,153           6,074           4,499
     Other Foreign               5,455           4,005          14,343          11,267
                              --------        --------        --------        --------
TOTAL GROSS PROFIT            $ 30,276        $ 27,419        $ 86,207        $ 84,955
                              ========        ========        ========        ========
OPERATING INCOME
     United States            $  5,551        $  5,555        $ 14,167        $ 24,309
     Canada                      1,214           1,231           2,951           2,137
     Other Foreign               1,309             985           1,922           2,796
                              --------        --------        --------        --------
TOTAL OPERATING INCOME        $  8,075        $  7,771        $ 19,040        $ 29,242
                              ========        ========        ========        ========

8.    ACQUIRED INTANGIBLE ASSETS AND GOODWILL

      Acquired intangible assets include patents, license agreements, non-compete agreements, purchased backlog and customer relationships. Intangible assets at September 30, 2004 and amortization expense for the quarter and nine months ended September 30, 2004 were as follows ($ in thousands):

                                                                 AS OF SEPTEMBER 30, 2004
                                                                -------------------------
                                                              GROSS CARRYING    ACCUMULATED
                                                                 AMOUNT        AMORTIZATION
                                                                --------       ------------
Amortized intangible assets:
    Patents and trademarks                                      $ 13,943        $ (12,555)
    License agreements                                             4,803           (2,289)
    Non-compete agreements                                         3,244           (1,647)
    Purchased backlog                                                582             (582)
    Customer relationships                                         1,797             (120)
                                                                --------        ---------
Total                                                           $ 24,369        $ (17,193)
                                                                ========        =========
Aggregate amortization expense:
    For quarter ended September 30, 2004                                        $     381
    For nine months ended September 30, 2004                                        1,570

Estimated amortization expense:
    For year ending December 31, 2004                                           $   1,910
    For year ending December 31, 2005                                               1,300
    For year ending December 31, 2006                                               1,128
    For year ending December 31, 2007                                                 706
    For year ending December 31, 2008                                                 446

9.    COMMITMENTS AND CONTINGENCIES

      Litigation

      In the third quarter of 2002, an accident on an Insituform CIPP Process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. The Company fully cooperated with Iowa's state OSHA in the investigation of the accident. Iowa OSHA issued a Citation and Notification of Penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. The Company challenged Iowa OSHA's findings, and in the fourth quarter of 2003, an administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. The Company is vigorously opposing the citations, and has filed a notice of appeal with the Iowa district court.

      In July 2004, three separate civil actions were filed in the Iowa district court of Polk County with respect to the Des Moines accident. The first complaint, filed by family members and the Estate of Brian Burford on July 7, 2004, named the Company, Insituform Technologies USA, Inc., a wholly owned subsidiary of the Company ("Insituform USA"), the City of Des Moines and 15 current or former employees of the Company as defendants. The two other actions, filed on July 6, 2004 by (1) family members and the Estate of Daniel Grasshoff and (2) Michael Walkenhorst, James E. Johnson and Linda Johnson, named the City of Des Moines and the 15 current or former employees of the Company as defendants, but did not name the Company or Insituform USA as defendants. The complaints filed with respect to Messrs. Burford and Grasshoff alleged wrongful death, negligence, gross negligence and civil conspiracy. The complaint filed with respect to Messrs. Walkenhorst and Johnson alleged gross negligence and civil conspiracy. The Company believes that the allegations in each of the complaints is without merit and that the workers' compensation statutes provide the exclusive remedy to the plaintiffs for the deaths and injuries that occurred as a result of the Des Moines accident. The Company intends to vigorously defend the actions. Each complaint sought unspecified damages, including punitive damages.

      In December 2003, Environmental Infrastructure Group, L.P. ("EIG") filed suit in the district court of Harris County, Texas, against several defendants, including Kinsel Industries, Inc., a wholly-owned subsidiary of the Company ("Kinsel"), seeking unspecified damages. The suit alleges, among other things, that Kinsel failed to pay EIG monies due under a subcontractor agreement (the "Subcontract"). In February 2004, Kinsel filed an answer, generally denying all claims, and also filed a counter-claim against EIG based upon EIG's failure to perform work required of it under the Subcontract. In June 2004, EIG amended its complaint to add the Company as an additional defendant and include a claim for lost opportunity damages. The parties currently are conducting discovery in this matter. The Company believes that the factual allegations and legal claims made against it and Kinsel are without merit and intends to vigorously defend them.

      Boston Installation

      In August 2003, the Company began an Insituform CIPP Process installation in Boston. The $1 million project required the Company to line 5,400 feet of a 109-year-old 36- to 41-inch diameter unusually-shaped hand-laid rough brick pipe. Many aspects of this project were atypical of the Company's normal Insituform CIPP Process installations. Following installation, the owner rejected approximately 4,500 feet of the liner and all proposed repair methods. All rejected liner was removed and re-installed, and the Company recorded a loss of $5.1 million on this project in the year ended December 31, 2003. The lines are now back in service and the contract is now in a warranty period. The Company will be required to inspect the lines in early 2005 to determine if any problems exist. The Company believes that it has adequately reserved for potential warranty costs at September 30, 2004.

      The Company has a "Contractor Rework" special endorsement to its primary comprehensive general liability insurance policy. The Company has filed a claim with its primary insurance carrier relative to rework of the Boston project. The carrier has informally advised the Company that it will indemnify the Company under the special endorsement. The primary coverage is $1 million, less a $250,000 deductible, which has been accrued on the Company's books.

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

      On March 10, 2004, the Company filed a lawsuit in Massachusetts against its excess insurance carrier for its failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage. The excess insurance carrier has filed an answer in response. Because of the uncertainties in litigation and although the Company is vigorously pursuing a full recovery of the loss, the Company did not recognize any of the potential excess carrier insurance recovery at September 30, 2004.

      Other Litigation

      The Company is involved in certain other litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such other litigation will have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

      Guarantees

      The Company has entered into several contractual joint ventures to develop joint bids on contracts for its rehabilitation businesses, and for tunneling operations. In these cases, the Company could be required to complete the joint venture partner's portion of the contract if the partner is unable to complete its portion. The Company is liable for any amounts for which the Company itself could not complete the work and for which a third-party contractor could not be located to complete the work for the amount awarded in the contract. While the Company would be liable for additional costs, these costs would be offset by any related revenues due under that portion of the contract. The Company has not experienced material adverse results from such arrangements. Based on these facts, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

      The Company also has many contracts that require the Company to indemnify the other party against loss from claims of patent or trademark infringement. The Company also indemnifies its bonding agents against losses from third-party claims of customers and subcontractors. The Company has not experienced material losses under these provisions and currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

      The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its bonding agents and licensees. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at September 30, 2004 on its consolidated balance sheet.

10.   FINANCINGS

      Amended Credit Facility

      Effective March 12, 2004, the Company entered into an amended and restated bank revolving credit facility (the "Amended Credit Facility") that replaced its existing $75 million bank credit facility (the "Old Credit Facility"). The Amended Credit Facility provides a borrowing capacity of $25 million, any portion of which may be used for the issuance of standby letters of credit. The Amended Credit Facility subjects the Company to less restrictive covenants than the Old Credit Facility, and the Company is in compliance with its financial covenants under the Amended Credit Facility as of September 30, 2004. The Amended Credit Facility matures on September 12, 2005.

      Under the Amended Credit Facility, the Company pays a commitment fee equal to 0.4% per annum on the unborrowed balance at the end of each fiscal quarter. The Company also will pay a letter of credit fee of 2.25% per annum on the aggregate stated amount for each letter of credit that is issued and outstanding at the end of each fiscal quarter. Any loan under the Amended Credit Facility will bear interest at the rate equal to the Bank of America prime rate (4.75% per annum as of September 30, 2004). The Amended Credit Facility contains cross-default provisions to the Company's amended Senior Notes as summarized below.

      At September 30, 2004, $12.0 million in letters of credit were issued and outstanding as collateral for the benefit of certain of the Company's insurance carriers. There were no other outstanding borrowings under the Amended Credit Facility at September 30, 2004, resulting in $13.0 million of available borrowing capacity under the Amended Credit Facility, at that date.

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

      At September 30, 2004, the Senior Notes, Series A, bore interest, payable semi-annually, at 8.63% per annum. The outstanding principal amount under the Senior Notes, Series A, at such date was $47.1 million. Each year through maturity the Company is required to make principal payments under the Senior Notes, Series A, of $15.7 million, plus interest. Upon specified change in control events, each holder of the Senior Notes, Series A, has the right to require the Company to purchase its notes, without premium.

      At September 30, 2004, the Senior Notes, Series 2003-A, bore interest, payable semi-annually, at a rate of 6.04% per annum. The outstanding principal amount under the Senior Notes, Series 2003-A, at such date was $65.0 million. The principal amount of the Senior Notes, Series 2003-A, is due in a single payment on April 24, 2013. Upon specified change in control events, each holder of the Senior Notes, Series 2003-A, has the right to require the Company to purchase its notes, without premium.

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

      At September 30, 2004, the Company was in compliance with all debt covenants under the senior notes facilities, and, while there can be no certainty, believes that a covenant violation in the next twelve months is not probable. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Financings," for more information regarding debt covenants.

      In connection with the refinancing/amendments of its debt agreements as described above, the Company recorded a charge to interest expense in the first quarter of 2004 of approximately $0.3 million relative to costs incurred for the refinancing/amendments, including the write-off of a portion of deferred financing fees.

      Euro Note

      In the third quarter of 2004, the Company repaid its Euro Note of
      (euro)2.4 million ($3.0 million) in full. The Euro Note's scheduled maturity was in 2006. The premium paid to the creditor for early extinguishment was not material.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition, results of operations and cash flows during the periods included in the accompanying consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 ("2003 Annual Report"). See discussion of the Company's critical accounting policies in its 2003 Annual Report; there have been no changes to these policies during the quarter and nine months ended September 30, 2004.

EXECUTIVE SUMMARY

The Company is a worldwide corporation specializing in trenchless technologies to rehabilitate, replace, maintain and install underground pipes. The Company has three principal operating segments: rehabilitation, tunneling and Tite Liner(R) ("Tite Liner"). These segments have been determined based on the types of products sold, and each is reviewed and evaluated separately. While the Company uses a variety of trenchless technologies, the Insituform cured-in-place-pipe process (the "Insituform CIPP Process") contributed 66.2% of the Company's revenues in the first nine months of 2004. This percentage has been trending downward slightly over the last few years as the Company has pursued diversification from the addition of complementary businesses, technologies and techniques. Revenues attributable to the tunneling segment have increased through organic growth during the reported periods. Tunneling revenues grew from $49.0 million in 2001 to $100.0 million in 2003. See Note 7 to the Consolidated Financial Statements for additional segment information and disclosures.

Revenues are generated by the Company and its subsidiaries operating principally in the United States, Canada, the United Kingdom, the Netherlands, France, Belgium, Spain, Switzerland and Chile, and include product sales and royalties from several joint ventures in Europe, and unaffiliated licensees and sub-licensees throughout the world. The United States remains the Company's single largest market, representing 82.2% of total revenue in the first nine months of 2004.

The Company has identified several initiatives that management believes will reposition the Company to maintain its prominent status in the industry. In order to accomplish these initiatives, the Company will continue to strategically invest money over the next twelve to eighteen months. These initiatives are designed to accomplish cost reduction, product innovation, and business growth for the long term. Specifically, the Company will spend money on enhancing quality control and safety programs, training, logistics management and sales programs, which should impact all aspects of the business. In addition, there will be strategic investments in the areas of product innovation, particularly seeking methods to drive costs out of the business so as to gain competitiveness. Some of the initiatives are already in the implementation phase, and the Company will continue to make planned investments to accomplish its goals. All of these investments are tempered by the fact that the Company's debt covenants place temporary restrictions on the use of cash. The Company expects the implementation of these initiatives to start benefiting its financial results in 2005.

UPDATE OF CURRENT ISSUES

As discussed in the Company's 2003 Annual Report, there were a number of operational issues requiring adjustments to the Company's financial statements in 2003. A brief discussion of some of those issues follows:

BOSTON INSITUFORM CIPP PROCESS PROJECT

See Note 9 to the Consolidated Financial Statements for an update.

CASUALTY INSURANCE AND HEALTHCARE RESERVES

The Company obtains actuarial estimates of its liabilities on a quarterly basis and adjusts its reserves accordingly. Net increases (decreases) to these reserves in 2004 ($ in millions) were:

                                                RESERVES
                                          ---------------------
                                          CASUALTY   HEALTHCARE
                                          INSURANCE   BENEFITS
                                          ---------  ----------
Balances at December 31, 2003               $ 9.2      $  1.7
     First quarter                            0.8         0.4
     Second quarter                           0.5         0.3
     Third quarter                            2.1        (0.4)
                                            -----      ------
Nine months ended September 30, 2004          3.4         0.3
                                            -----      ------
Balances at September 30, 2004              $12.6      $  2.0
                                            =====      ======

The reserve for healthcare benefits declined in the third quarter of 2004 due to payments made.

RESERVE FOR POTENTIALLY UNCOLLECTIBLE ACCOUNTS

The Company recorded bad debt expense in the fourth quarter of 2003 of $0.6 million. The Company recorded $0.2 million and $0.9 million in the first nine months of 2004 and 2003, respectively.

WRITE-DOWNS AND RESERVES AGAINST CERTAIN ASSETS

The Company began physical counts of its fixed assets, with original cost below $50,000, during the third quarter of 2004 and consequentially wrote down an additional $0.4 million in fixed assets. At September 30, 2004, the majority of the counts were complete and it is expected that this undertaking will be concluded during the fourth quarter of 2004.

In the second quarter of 2004, the Company added $0.2 million to its reserve against assets related to prior discontinued operations, reflecting management's judgment as to the ultimate collectibility and realizability of these assets. While the Company believes these assets are appropriately carried at net realizable value of $0.4 million at September 30, 2004, management will continue to assess in future periods whether further deterioration in the recoverability of these assets has occurred which would require additional provisions at a future date.

At December 31, 2003, the Company established a valuation allowance of $0.8 million for deferred tax assets related to net operating loss carryforwards in France and Belgium. The Company's total long-lived assets in France and Belgium, which consist of property, plant and equipment, were $1.4 million, nearly all of which is in France. French operations had losses in 2002 and 2003 primarily due to poor market conditions. New management has been put in place, and French operations have generated a slight profit in the second and third quarters of 2004. It is expected that France will realize positive operating results and cash flows going forward, and as such, the Company expects to recover the carrying value of the French assets. The Company will continue to monitor the recoverability of these assets, and the need for a valuation allowance on deferred tax assets. The working capital in both countries, which aggregated $2.5 million at September 30, 2004, is also considered to be appropriately stated at net realizable value.

The Company's fifty-percent owned Italian joint venture, which is accounted for under the equity method, has incurred losses over the last three years. In connection with certain 2004 restructuring initiatives approved by the Company and its joint venture partner, including transferring management for the Italian joint venture to management of the profitable German joint venture, the Company increased its investment in the joint venture by $0.8 million in the second quarter of 2004. The carrying value of the Company's equity investment in the Italian joint venture was $0 at September 30, 2004. The Italian joint venture's losses have been reduced in 2004 and the Company will closely monitor the viability of this joint venture going forward.

RESULTS OF OPERATIONS - Three and Nine Months Ended September 30, 2004 and 2003

The following table highlights the results for each of the segments and periods presented ($ in thousands):

                      THREE MONTHS ENDED SEPTEMBER 30, 2004

                                       GROSS         GROSS PROFIT  OPERATING       OPERATING
                      REVENUES         PROFIT           MARGIN      EXPENSES         INCOME
                      --------        --------        -------       --------        --------
Rehabilitation        $102,924        $ 25,935           25.2%      $ 18,626        $  7,309
Tunneling               35,963           2,255            6.3%         2,558            (303)
Tite Liner               5,934           2,086           35.2%         1,017           1,069
                      --------        --------        -------       --------        --------
                      $144,821        $ 30,276           20.9%      $ 22,201        $  8,075


                      THREE MONTHS ENDED SEPTEMBER 30, 2003

                                       GROSS        GROSS PROFIT    OPERATING      OPERATING
                      REVENUES         PROFIT          MARGIN       EXPENSES         INCOME
                      --------        --------      ------------    --------       ---------
Rehabilitation        $ 89,456        $ 22,005           24.6%      $ 16,915        $  5,090
Tunneling               22,611           3,791           16.8%         1,915           1,876
Tite Liner               5,293           1,623           30.7%           818             805
                      --------        --------          -----       --------        --------
                      $117,360        $ 27,419           23.4%      $ 19,648        $  7,771

                      NINE MONTHS ENDED SEPTEMBER 30, 2004

                                       GROSS         GROSS PROFIT   OPERATING      OPERATING
                      REVENUES         PROFIT           MARGIN      EXPENSES         INCOME
                      --------        --------       ------------   --------       ---------
Rehabilitation        $303,178        $ 70,997           23.4%      $ 56,597        $ 14,400
Tunneling               93,158           8,638            9.3%         7,610           1,028
Tite Liner              18,833           6,572           34.9%         2,960           3,612
                      --------        --------          -----       --------        --------
                      $415,169        $ 86,207           20.8%      $ 67,167        $ 19,040

                      NINE MONTHS ENDED SEPTEMBER 30, 2003

                                       GROSS        GROSS PROFIT    OPERATING     OPERATING
                      REVENUES         PROFIT          MARGIN       EXPENSES        INCOME
                      --------        --------      ------------    --------      ----------
Rehabilitation        $275,706        $ 70,478           25.6%      $ 47,985        $ 22,493
Tunneling               74,581           9,725           13.0%         5,432           4,293
Tite Liner              15,199           4,752           31.3%         2,296           2,456
                      --------        --------          -----       --------        --------
                      $365,486        $ 84,955           23.2%      $ 55,713        $ 29,242

The following table summarizes the increases (decreases) in revenues, gross profit, operating expenses, interest expense and taxes on income for each of the periods presented ($ in thousands):

                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                 SEPTEMBER 30, 2004 VS. 2003   SEPTEMBER 30, 2004 VS. 2003
                                 ---------------------------   ---------------------------
                                   TOTAL         PERCENTAGE      TOTAL          PERCENTAGE
                                  INCREASE        INCREASE      INCREASE         INCREASE
                                 (DECREASE)      (DECREASE)    (DECREASE)       (DECREASE)
                                 ----------      ----------    ----------       ----------
ALL SEGMENTS
Revenues                          $ 27,461           23.4%      $ 49,683           13.6%
Gross Profit                         2,857           10.4%         1,252            1.5%
Operating Expenses                   2,553           13.0%        11,454           20.6%

REHABILITATION
Revenues                            13,468           15.1%        27,472           10.0%
Gross Profit                         3,930           17.9%           519            0.7%
Operating Expenses                   1,711           10.1%         8,612           17.9%

TUNNELING
Revenues                            13,352           59.1%        18,577           24.9%
Gross Profit                        (1,536)         -40.5%        (1,087)         -11.2%
Operating Expenses                     643           33.6%         2,178           40.1%

TITE LINER
Revenues                               641           12.1%         3,634           23.9%
Gross Profit                           463           28.5%         1,820           38.3%
Operating Expenses                     199           24.3%           664           28.9%

INTEREST EXPENSE AND TAXES
Interest Expense                       (73)          -3.1%         1,350           23.4%
Taxes on Income                         40            1.8%        (4,450)         -47.4%

OVERVIEW

Revenues in the third quarter and first nine months of 2004 reflect the impact of acquisitions and growth in certain North American CIPP regions, Tunneling and Europe. Gross profit was impacted by acquisitions, and gross profit increases due primarily to revenue growth were experienced by certain North American CIPP regions, manufacturing, Tite Liner and Europe. Gross profit was negatively impacted by the tunneling segment, which experienced a $3.7 million reduction in gross profit related to a large project.

Operating income in the third quarter of 2004 was higher due to acquisitions, which added $0.7 million in operating income, and severance paid to former Company executives in the third quarter of 2003. For the year, operating income was down due to higher compensation and benefits costs along with increased consulting costs experienced in the first nine months of 2004 related to the implementation of certain strategic initiatives. The implementation of these strategic initiatives, while resulting in higher operating costs in the short term, are designed to achieve growth, technological innovation and operational excellence. In addition, acquisitions in 2003 added $3.3 million to operating expenses in the first nine months of 2004.

REHABILITATION SEGMENT

Revenues

Revenue growth in certain North American regions was $12.4 million, reflecting the benefit of moderate increases in backlog levels in late 2003 and early 2004. European revenues, exclusive of acquisitions, increased $1.6 million, which is the result of improved performance of operations in France and the Netherlands, as well as favorable impacts from foreign currency translation in 2004 compared to 2003. Acquisitions added $5.7 million in revenues in the third quarter of 2004, which includes $2.9 million from Insituform East, Inc. ("East") in North America and $2.8 million from Ka-Te Insituform AG ("Switzerland"). Offsetting revenue decreases of $5.9 million were experienced in certain North American CIPP regions. One region is experiencing low backlog levels, and others are facing delays in work releases. The hurricanes that struck the Southeast during the third quarter interrupted operations in that region causing some projects to be delayed until late fourth quarter or early 2005.

North American and European acquisitions mentioned in the preceding discussion added $19.3 million in revenues, while revenue growth in certain North American CIPP regions added $21.2 million revenues in the first nine months of 2004 compared to the first nine months of 2003. Backlog growth in late 2003 and early 2004, crew expansion in several regions and increased large-diameter work has combined to boost revenues in 2004. European operations added $4.0 million in revenues due to stronger performance in France and the Netherlands, and favorable impacts of foreign currency translation in 2004 over 2003. Offsetting revenue declines in certain regions of $17.0 million were caused by low backlog in one region, client work-release delays and, to a lesser extent, the effect of the third quarter hurricanes described previously.

Gross Profit

Revenue growth discussed previously and overall moderate strengthening of margins in North America and Europe have contributed to the improved gross profit and margin. In addition to overall improved performance, unfavorable results in West Coast operations in the third quarter of 2003 depressed gross profit and gross profit margin in that region last year. The effect of acquisitions added $1.4 million, while growth in certain North American CIPP markets added $4.0 million to gross profit in the third quarter of 2004 compared to the third quarter of 2003. Gross profit in Europe, influenced by improved performance in France and the Netherlands, increased $0.6 million in the third quarter of 2004 compared to the third quarter of 2003. In other North American CIPP regions, operations in the southeast United States were interrupted by the four hurricanes that struck the region in the third quarter. The combination of deferred work and idled crew downtime costs resulted in an estimated $0.9 million of unfavorable impact to gross profit. The effect of these hurricanes, combined with work release delays in certain regions, caused gross profit to decline in those affected regions by $2.1 million in the third quarter of 2004 compared to the third quarter of 2003.

Acquisitions added $3.4 million of gross profit in the first nine months of 2004 compared to 2003. Gross profit growth in certain North American regions and manufacturing added $6.6 million, impacted by improved backlog levels and the additions of several crews to accommodate higher backlog. European gross profit increased $1.5 million in the first nine months of 2004 compared to 2003 due to improved performance in France and the Netherlands. In other North American CIPP regions, gross profit declined $11.0 million in the first nine months of 2004 compared to 2003 due to lower backlog levels, work release delays, effects of hurricanes, and decreased large-diameter work.

Operating Expenses

Acquisitions made in 2003 added $0.7 million in operating expenses in the third quarter of 2004 compared to 2003. Exclusive of acquisitions, operating expenses generally increased across all operating segments due to the implementation of certain strategic initiatives including, but not limited to, the redevelopment of a sales and business development force, improved logistics, product innovation and operational excellence. The implementation of these initiatives required additional Company personnel as well as significant consulting costs.

Rehabilitation operating expenses increased in the first nine months of 2004 compared to the first nine months of 2003 due to the same factors as those described in the preceding paragraph. Spending on strategic initiatives is expected to continue into 2005.

TUNNELING SEGMENT

Revenues

Higher tunneling revenues in both the third quarter and first nine months of 2004 were primarily due to higher backlog in 2004, primarily from orders received in late 2003, and strong revenue growth from three significant tunneling projects.

Gross Profit

A large tunneling project experienced a reduction in gross profit of $3.7 million. While this project is expected to remain profitable, it experienced a downward adjustment as a result of revisions to original estimates and production delays. Partially offsetting this performance in tunneling were the favorable resolutions of several claims in the ordinary course of business.

Overall gross profit margin decreased from 13.0% to 9.3%, again significantly impacted by the third quarter issues related to the project described in the preceding paragraph, mainly offset by the favorable resolutions of several claims in the ordinary course of business.

Operating Expenses

Operating expenses generally increased across all operating segments due to the implementation of certain strategic initiatives, as described in the Rehabilitation discussion.

TITE LINER SEGMENT

Revenues

In the third quarter of 2004, the Company recognized a claim of $0.3 million related to the closeout on a foreign project. Other factors favorably impacting revenue include solid backlog in the United States and Canada.

Gross Profit

The completion of certain projects as well as favorable results in the United States and Canada have combined to favorably impact gross profit and gross profit margin.

Operating Expenses

Operating expenses generally increased across all operating segments due to the implementation of certain strategic initiatives, as described in the Rehabilitation discussion.

OTHER INCOME (EXPENSE) AND TAXES

Other income (expense) reflects a debt amortization of $15.7 million in the first quarter of 2004, offset by higher interest rates on the remaining debt. On April 24, 2003, the Company placed $65.0 million in Senior Notes bearing interest at 5.29%. In 2004, amendments were made to the Company's debt agreements, and the interest rate was adjusted to 6.04%. As such, the Senior Notes were outstanding for the full three quarters of 2004 compared to 67 days in the second quarter and the entire third quarter of 2003, bearing interest at the lower 5.29% rate in 2003. Other income in the third quarter and first nine months of 2004 was impacted by additional fixed asset write offs of approximately $0.4 million.

The effective tax rate in the first nine months of 2004 was 40.0% compared to 39.0% in the first nine months of 2003 due to lower pre-tax income and the provision for permanent adjustments to book income.

DISCONTINUED OPERATIONS

See Note 4 to the Consolidated Financial Statements for information on prior year discontinued operations.

BACKLOG

Contract backlog was $305.1 million at September 30, 2004 compared to $208.1 million as of December 31, 2003. Contract backlog is management's expectation of revenues to be generated from received, signed, uncompleted contracts whose cancellation is not anticipated. Contract backlog excludes any term contracts for which there is not specific and determinable work released and projects where the Company has been advised that it is the low bidder, but has not been formally awarded the contract. Backlog from projects where the Company has been advised that it is the low bidder was $41.7 million at September 30, 2004 and $60.8 million at December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND EQUIVALENTS

($ in thousands)                      SEPTEMBER 30, 2004         DECEMBER 31, 2003
                                      ------------------         -----------------
Cash and equivalents                        $77,678                   $93,865
                                            =======                   =======
Restricted cash - in escrow                 $ 1,062                   $ 1,524
Restricted cash - held as collateral             --                     4,602
                                            -------                   -------
Total restricted cash                       $ 1,062                   $ 6,126
                                            =======                   =======

Cash and equivalents in the prior period have been restated to conform to the current presentation. See Note 1 to the Consolidated Financial Statements for further discussion. Restricted cash held in escrow relates to deposits made as escrow for release of retention on specific projects performed for municipalities and state agencies. Restricted cash held as collateral related to deposits posted as collateral for a casualty insurance policy. In the first quarter of 2004, the Company issued letters of credit to satisfy this requirement and the restricted cash of $4.6 million was released.

CASH FLOWS FROM OPERATIONS

Changes in working capital used $6.5 million in the first nine months of 2004 compared to $2.6 million in the first nine months of 2003. Increased accounts receivables balances, including retention and costs and estimated earnings in excess of billings, were partially offset by the receipt of $9.1 million in tax refunds and higher accounts payable balances.

Depreciation was increased $0.9 million to $12.1 million in the first nine months of 2004 compared to $11.2 million in the first nine months of 2003 due to the increased capital expenditures and consequently higher depreciation costs. Amortization increased $0.6 million to $1.6 million in the first nine months of 2004 compared to $1.0 million in the first nine months of 2003 due primarily to the amortization of intangible assets acquired with East, which was approximately $0.5 million in the first nine months of 2004.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash flows from investing activities include $25.5 million in capital expenditures in the first nine months of 2004 compared to $12.6 million in the first nine months of 2003. The Company also invested an additional $0.8 million in its fifty-percent owned Italian joint venture in 2004. Significant capital expenditures in the first nine months of 2004 included $5.8 million for various components of tunneling equipment and $3.7 million related to the expansion and upgrade of the Company's manufacturing facility in Batesville, Mississippi. Other significant additions included equipment necessary to equip new crews and ongoing replacement or renewal of aging equipment. Capital expenditures are expected to continue at a higher level into 2005 as the Company continues to replace field equipment and expand crew capacity.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows from financing activities included debt repayments of $18.9 million in the first nine months of 2004. Debt repayments consisted of a normal scheduled principal amortization of $15.7 million of the Senior Notes in the first quarter of 2004 and the satisfaction of the Company's $3.0 million Euro note, which was repaid in the third quarter of 2004. In the first nine months of 2003, debt repayments and changes in the Company's line of credit used $48.6 million, but were offset by the issuance of $65.0 million in Senior Notes in April 2003. The release of restricted cash held as collateral provided $4.6 million of cash from financing activities. The Company received $3.0 million from stock option exercises, primarily by former senior executives of the Company in the first quarter of this year. The Company had no purchases of treasury stock in the first nine months of 2004. The Company received $0.6 million from stock option exercises and paid $1.6 million for treasury stock in the first nine months of 2003.

MATERIAL CHANGES IN FINANCIAL CONDITION

Costs and estimated earnings in excess of billings ("unbilled receivables") were $40.0 million at September 30, 2004 compared to $27.9 million at December 31, 2003. Unbilled receivables arise when work on projects begin, incurring costs before billings can be issued. Revenue growth in the third quarter and first nine months of 2004 contributed to the increase in unbilled receivables.

Prepaid expenses and other assets decreased $7.2 million to $12.3 million as of September 30, 2004 compared to $19.5 million at December 31, 2003 principally due to the receipt of $9.1 million in tax refunds in the first quarter of 2004.

FINANCINGS

See Note 10 to the Consolidated Financial Statements regarding the Company's financings.

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

                                                                                           DECEMBER 31, 2003
                                                                               ------------------------------------------
            DESCRIPTION OF COVENANT                    ORIGINAL COVENANT       ACTUAL RATIO         AMENDED COVENANT
- -----------------------------------------------   ---------------------------  ------------   ---------------------------
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

Fixed charge coverage ratio(1)                    No less than 2.0 to 1.0          1.96       No less than 1.25 to 1.0

The Company is in compliance with the financial covenants under its 7.88% Senior Notes, Series A, due February 14, 2007 (the "Series A Notes"), and its 5.29% Senior Notes, Series 2003-A, due April 24, 2013 (the "Series 2003-A Notes"), as those financial covenants were amended on March 12, 2004. The Company had been out of compliance with certain of those covenants as of December 31, 2003, which necessitated the amendment. The financial covenants will remain in effect until March 31, 2005, after which the covenants will revert to the original covenants that were in place prior to the March 12, 2004 amendment. The following table sets forth the following:

      - the ratios required under the amended financial covenants for each of the Series A Notes and the Series 2003-A Notes, respectively, that were in place for each of the first three quarters of 2004;

      - the actual ratios applicable to the Company, at each such completed quarter end of 2004;

      - the required ratios applicable to each of the Series A Notes and the Series 2003-A Notes at the end of the fourth quarter of 2004 and the first quarter of 2005; and

      - the required ratios under the financial covenants of each of the Series A Notes and the Series 2003-A Notes when such covenants revert to their original levels as of the end of the second quarter of 2005.

            DESCRIPTION OF COVENANT                   FISCAL QUARTER           AMENDED COVENANT(2)       ACTUAL RATIO(2)
- -----------------------------------------------   --------------------     --------------------------    ---------------
$110 MILLION 7.88% SENIOR NOTES,
SERIES A, DUE FEBRUARY 14, 2007
Fixed charge coverage ratio(1)                    First quarter 2004       No less than 1.25 to 1.0          1.64
                                                  Second quarter 2004      No less than 1.20 to 1.0          1.56
                                                  Third quarter 2004       No less than 1.20 to 1.0          1.58
                                                  Fourth quarter 2004      No less than 1.70 to 1.0           n/a
                                                  First quarter 2005       No less than 1.70 to 1.0           n/a
                                                  Second quarter 2005
                                                   and thereafter          No less than 2.50 to 1.0           n/a

$65 MILLION 5.29% SENIOR NOTES,
SERIES 2003-A, DUE APRIL 24, 2013
Ratio of consolidated indebtedness to EBITDA(1)   First quarter 2004       No greater than 5.00 to 1.0       4.13
                                                  Second quarter 2004      No greater than 6.25 to 1.0       4.39
                                                  Third quarter 2004       No greater than 6.25 to 1.0       4.29
                                                  Fourth quarter 2004      No greater than 4.00 to 1.0        n/a
                                                  First quarter 2005       No greater than 4.00 to 1.0        n/a
                                                  Second quarter 2005
                                                   and thereafter          No greater than 3.25 to 1.0        n/a

Fixed charge coverage ratio(1)                    First quarter 2004       No less than 1.25 to 1.0          1.59
                                                  Second quarter 2004      No less than 1.20 to 1.0          1.53
                                                  Third quarter 2004       No less than 1.20 to 1.0          1.54
                                                  Fourth quarter 2004      No less than 1.70 to 1.0           n/a
                                                  First quarter 2005       No less than 1.70 to 1.0           n/a
                                                  Second quarter 2005
                                                   and thereafter          No less than 2.00 to 1.0           n/a

(1) The ratios are calculated as defined in the Note Purchase Agreements, which have been incorporated into the Company's Form 10-K for the fiscal year ended December 31, 2003 as Exhibits 10.2 and 10.3.

(2) The ratios for each quarter are based on rolling four-quarter calculations of profitability. The significant loss experienced by the Company in the fourth quarter of 2003 will have a negative impact on the ratios through the third quarter of 2004.

At September 30, 2004, the Company was in compliance with all debt covenants under the senior notes facilities, and, while there can be no certainty, believes that a covenant violation in the next twelve months is not probable. The Company is currently evaluating the required financial ratios against its forecasted results for the next three quarters and, on the basis of that evaluation, believes that it will remain in compliance under the Series A Notes and the Series 2003-A Notes at the end of the fourth quarter of 2004 and the first quarter of 2005. The Company cannot be certain at this time that it will be in compliance with all required financial ratios when such ratios revert to the original levels at the end of the second quarter of 2005 and is considering alternatives to implement so that the Company does not violate any of those ratios. Among the possible alternatives are prepaying the oldest series of notes (which have one of the more stringent covenants) using the Company's existing cash balances, renegotiating new covenants with its noteholders or obtaining an alternative form of financing and prepaying both series of notes. The Company always seeks opportunities to enhance its capital structure.

Prepayments of the notes would cause the Company to incur a "make-whole" payment to its noteholders which is currently estimated to be approximately $3 million on the Series A Notes and approximately $4 million on the Series 2003-A Notes as of September 30, 2004.

The Company believes it has adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances, additional short- and long-term borrowings and the sale of assets, for the next twelve months.

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

The Company has entered into several contractual joint ventures to develop joint bids on contracts for its rehabilitation businesses, and for tunneling operations. In these cases, the Company could be required to complete the joint venture partner's portion of the contract if the partner were unable to complete its portion. The Company is liable for any amounts for which the Company itself could not complete the work and for which a third party contractor could not be located to complete the work for the amount awarded in the contract. While the Company would be liable for additional costs, these costs would be offset by any related revenues due under that portion of the contract. The Company has not experienced material adverse results from such arrangements. Based on these facts, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its bonding agents and licensees. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at September 30, 2004 on its consolidated balance sheet.

The following table provides a summary of the Company's financial obligations and commercial commitments as of September 30, 2004 ($ in thousands). This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases.

                             PAYMENTS DUE BY PERIOD

CASH OBLIGATIONS(1)            TOTAL         2004         2005         2006         2007         2008       THEREAFTER
- -------------------           --------     -------      -------      -------      -------       -----       ----------
Long-term debt                $112,384     $   214      $15,715      $15,745      $15,710       $    -       $65,000
Line of credit facility(2)           -           -            -            -            -            -             -
Operating leases                29,397       2,604        7,704        5,779        4,682        3,669         4,959
                              --------     -------      -------      -------      -------       -----        -------
Total contractual cash
   obligations                $141,781     $ 2,818      $23,419      $21,524      $20,392       $3,669       $69,959
                              ========     =======      =======      =======      =======       ======       =======

(1) Cash obligations are not discounted and do not include related interest. See Notes 9 and 10 to the Consolidated Financial Statements regarding commitments and contingencies and financings, respectively.

(2)As of September 30, 2004, there was no borrowing balance on the credit facility and therefore there was no applicable interest rate as the rate is determined on the borrowing date. The available balance was $13.0 million, and the commitment fee was 0.40% per annum. The remaining $12.0 million was used for non-interest bearing letters of credit, all of which were collateral for insurance. The Company generally used the credit facility for short-term borrowings and disclosed amounts outstanding as a current liability. See Note 10 to the Consolidated Financial Statements regarding refinancing of the line of credit facility.

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

INTEREST RATE RISK

The fair value of the Company's cash and short-term investment portfolio at September 30, 2004 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, is not material.

The Company's objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, the Company typically borrows under fixed rate agreements. The fair value of the Company's long-term debt, including current maturities, approximated its carrying value at September 30, 2004. Market risk was estimated to be $3.0 million as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's debt specific borrowing rates at September 30, 2004.

FOREIGN EXCHANGE RISK

The Company operates subsidiaries and is associated with licensees and affiliates operating solely in countries outside of the United States, and in currencies other than the U.S. dollar. Consequently, these operations are inherently exposed to risks associated with fluctuation in the value of the local currencies of these countries compared to the U.S. dollar. At September 30, 2004, the Company's holdings in financial instruments denominated in foreign currencies were immaterial.

OFF-BALANCE SHEET ARRANGEMENTS

The Company uses various structures for the financing of operating equipment, including borrowing, operating and capital leases, and sale-leaseback arrangements. All debt, including the discounted value of future minimum lease payments under capital lease arrangements, is presented in the balance sheet. The Company's future commitments under operating lease arrangements were $29.4 million at September 30, 2004. The Company also has exposure under performance guarantees by contractual joint ventures and indemnification of its bonding agents. However, the Company has not experienced any material adverse effects to its consolidated financial position, results of operations or cash flows relative to these arrangements and believes the exposure to any losses in the future is immaterial. All foreign joint ventures are accounted for using the equity method. The Company has no other off-balance sheet financing arrangements or commitments. See Note 9 in the Notes to Consolidated Financial Statements regarding commitments and contingencies.

FORWARD-LOOKING INFORMATION

This quarterly report contains various forward-looking statements that are based on information currently available to management and on management's beliefs and assumptions. When used in this document, the words "anticipate," "estimate," "believes," "plans," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. The Company's actual results may vary materially from those anticipated, estimated or projected due to a number of factors, such as the competitive environment for the Company's products and services, the geographical distribution and mix of the Company's work, the timely award or cancellation of projects, political circumstances impeding the progress of work, and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time. The results the Company anticipates to achieve from its strategic initiatives, which results include, among other things, growth, technological innovation, operational excellence, the Company's ability to drive costs out of the business and the Company's ability to gain competitiveness may be other than expected. The Company does not assume a duty to update forward-looking statements. Please use caution and do not place reliance on forward-looking statements.

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

There were changes in the Company's internal controls over financial reporting that occurred during the Company's nine months ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Specifically, and as previously described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, the Company took the following steps during the first nine months of 2004 to enhance its internal controls over financial reporting:

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the third quarter of 2002, an accident on an Insituform CIPP Process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. The Company fully cooperated with Iowa's state OSHA in the investigation of the accident. Iowa OSHA issued a Citation and Notification of Penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. The Company challenged Iowa OSHA's findings, and in the fourth quarter of 2003, an administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. The Company is vigorously opposing the citations, and has filed a notice of appeal with the Iowa district court.

In July 2004, three separate civil actions were filed in the Iowa district court of Polk County with respect to the Des Moines accident. The first complaint, filed by family members and the Estate of Brian Burford on July 7, 2004, named the Company, Insituform Technologies USA, Inc., a wholly owned subsidiary of the Company ("Insituform USA"), the City of Des Moines and 15 current or former employees of the Company as defendants. The two other actions, filed on July 6, 2004 by (1) family members and the Estate of Daniel Grasshoff and (2) Michael Walkenhorst, James E. Johnson and Linda Johnson, named the City of Des Moines and the 15 current or former employees of the Company as defendants, but did not name the Company or Insituform USA as defendants. The complaints filed with respect to Messrs. Burford and Grasshoff alleged wrongful death, negligence, gross negligence and civil conspiracy. The complaint filed with respect to Messrs. Walkenhorst and Johnson alleged gross negligence and civil conspiracy. The Company believes that the allegations in each of the complaints is without merit and that the workers' compensation statutes provide the exclusive remedy to the plaintiffs for the deaths and injuries that occurred as a result of the Des Moines accident. The Company intends to vigorously defend the actions. Each complaint sought unspecified damages, including punitive damages.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the annexed Index to Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INSITUFORM TECHNOLOGIES, INC.

November 9, 2004                     /s/ Christian G. Farman
                                     -------------------------------------------
                                     Christian G. Farman
                                     Vice President - Chief Financial Officer
                                     Principal Financial and Accounting Officer

                                INDEX TO EXHIBITS

10.1 Form of Incentive Stock Option Agreement under the 2001 Employee Equity Incentive Plan.(1)

10.2 Form of Non-Qualified Stock Option Agreement under the 2001 Employee Equity Incentive Plan.(1)

10.3 Form of Restricted Stock Agreement for Executives under the 2001 Employee Equity Incentive Plan.(1)

10.4 Form of Deferred Stock Unit Agreement under the 2001 Employee Equity Incentive Plan.(1)

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

- --------------
(1) Management contract or compensatory plan or arrangement.