Form 10-K
period 2004-12-31
INSITUFORM TECHNOLOGIES INC
filed 2005-03-16
CIK 353020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                         Commission file number 0-10786

                          INSITUFORM TECHNOLOGIES, INC.
   -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                DELAWARE                             13-3032158
   ----------------------------------   ------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

        702 SPIRIT 40 PARK DRIVE
         CHESTERFIELD, MISSOURI                        63005
   ----------------------------------   -----------------------------------
    (Address of principal executive                  (Zip Code)
               offices)

Registrant's telephone number, including area code:            636-530-8000

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to Section 12(g) of the Act:

 Title of each class                    Name of each exchange on which reported
 -------------------                    ---------------------------------------
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004: $435,104,298

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: Class A common shares, $.01 par value, as of March 1, 2005: 26,811,355 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

As provided herein, portions of the documents below are incorporated by reference:

         Document                                  Part-Form 10-K

         Registrant's Proxy Statement              Part III
         for the 2005 Annual Meeting of
         Stockholders

                                     PART I

Item 1. Business

FORWARD-LOOKING INFORMATION

      This Annual Report on Form 10-K contains various forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that are based on information currently available to the management of Insituform Technologies, Inc. and on management's beliefs and assumptions. When used in this document, the words "anticipate," "estimate," "believes," "plans," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. The Company's actual results may vary materially from those anticipated, estimated or projected due to a number of factors, such as the competitive environment for the Company's products and services, the availability of raw materials used in the Insituform(R) cured-in-place-pipe ("Insituform CIPP") process, increased competition upon expiration of the Company's patents or the inadequacy of one or more of its CIPP process patents to protect its operations, the geographical distribution and mix of the Company's work, the ability of the Company to attract business at acceptable margins,foreseeable and unforeseeable issues in projects that make it difficult or impossible to meet projected margins, the timely award or cancellation of projects, political circumstances impeding the progress of work, the Company's ability to remain in compliance with its financial covenants, the regulatory environment, the outcome of the Company's pending litigation and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time. The Company does not assume a duty to update forward-looking statements. Please use caution and do not place reliance on forward-looking statements.

GENERAL

      Insituform Technologies, Inc. is a worldwide company specializing in trenchless technologies to rehabilitate, replace, maintain and install underground pipes. The Company has three principal operating segments: rehabilitation, tunneling and Tite Liner. These segments have been determined primarily based on the types of products sold by each segment, and each is regularly reviewed and evaluated separately. While the Company uses a variety of trenchless technologies, the Insituform(R) CIPP process contributed 69.2% and 65.5% of its revenues in 2004 and 2003, respectively. The tunneling segment has grown through organic growth combined with a business acquisition in 2002.

      Revenues are generated by the Company and its subsidiaries operating principally in the United States, Canada, the United Kingdom, the Netherlands, France, Belgium, Spain, Switzerland and Chile, and include product sales and royalties from several joint ventures in Europe, and unaffiliated licensees and sub-licensees throughout the world. The United States remains the Company's single largest market, representing 81.0% of total revenue in 2004. See Note 15 to the Company's Consolidated Financial Statements contained in this report for additional segment information and disclosures.

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

      As used in this Annual Report on Form 10-K, the terms "Company" and "Insituform Technologies" refer to the Company and, unless the context otherwise requires, its direct and indirect wholly-owned subsidiaries. For certain information concerning the Company by industry segment and by each geographic area, see Note 15 of the Notes to the Company's Consolidated Financial Statements.

      The Company's website is www.insituform.com. The Company makes available on this website under "Investor Relations - SEC," free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and amendments to those reports) as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. In addition, the Company's Code of Ethics for its Chief Executive Officer, Chief Financial Officer and senior financial employees, its Business Code of Conduct applicable to its officers, directors and employees, its Corporate Governance Guidelines, and its Board committee charters are available, free of charge, on this website. These documents will be made available, free of charge, to any stockholder requesting them.

TECHNOLOGIES

Pipeline System Rehabilitation

      The Insituform CIPP Process for the rehabilitation of sewers, pipelines and other conduits utilizes a custom-manufactured tube, or liner, made of a synthetic fiber. After the tube is saturated (impregnated) with a thermosetting resin mixture, it is installed in the host pipe by various processes and the resin is then hardened, usually by heating it using various means, forming a new rigid pipe within a pipe.

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

      The Insituform ArmorGRiP(TM) Process uses a proprietary product to rehabilitate large diameter sanitary or storm sewers. A proprietary process is used to construct fiberglass reinforced panels to custom size and thickness. The panels are individually placed in the sewer and the seams are sealed.

      See "Patents and Licenses" below for information concerning these technologies and the Company's NuPipe Process and Thermopipe process.

Tunneling

      Tunneling typically encompasses the construction of man-entry sized pipelines with access through vertical shafts. From the vertical shaft, a tunnel is constructed using a steerable, locally controlled tunnel boring machine. Pipe is typically installed after the tunnel is constructed.

Tite Liner Process

      The Company's Tite Liner(R) ("Tite Liner") process is a method of lining new and existing pipe with a corrosion and abrasion resistant polyethylene pipe.

REHABILITATION ACTIVITIES

      The Company's rehabilitation activities are conducted principally through installation and other construction operations performed directly by the Company or its subsidiaries. In those areas of the world in which the Company's management believes it would not be desirable for the Company to capitalize on its trenchless processes directly, the Company has granted licenses to unaffiliated companies. As described under "Ownership Interests in Operating Licensees and Project Joint Ventures" below, the Company also has entered into joint ventures from time to time to capitalize on its trenchless rehabilitation processes. Under these contractual joint venture relationships, work is bid by the joint venture entity and subcontracted to the joint venture partners or to third parties. The joint venture partners are primarily responsible for their subcontracted work, but both joint venture partners are liable to the customer for all of the work. Revenue and associated costs are recorded using percentage-of-completion accounting for the Company's subcontracted portion of the total contract only.

      The Company's principal rehabilitation activities are conducted in North America directly by the Company or through subsidiaries. The Company holds the Insituform CIPP Process rights for the United States and Canada. In North America, the Company offers the Insituform CIPP Process throughout the United States and in Canada. Significant pipebursting rehabilitation activities have been conducted in the southeastern and southwestern regions of the United States by the Company.

      North American rehabilitation operations, including research and development, engineering, training and financial support systems, are headquartered in Chesterfield, Missouri. Tube manufacturing and processing facilities for North America were maintained in seven locations, geographically dispersed throughout the United States and Canada during 2004. During the first quarter of 2004, the Company closed its tube manufacturing facility in Memphis, Tennessee, and transferred its tube manufacturing operations to the Company's existing facilities in Batesville, Mississippi.

      Outside North America, the Company conducts Insituform CIPP Process rehabilitation operations through subsidiaries in the United Kingdom, France, Spain, the Netherlands, Switzerland and Belgium. Through one of its French subsidiaries, Video Injection S.A., acquired in 1998, the Company utilizes multifunctional robotic devices, developed by Video Injection, in connection with the inspection and repair of pipelines.

      European operations are headquartered in Rueil Malmaison, France, a suburb of Paris, with principal regional facilities located in the United Kingdom, France, Spain, the Netherlands, Switzerland and Belgium.

TUNNELING ACTIVITIES

      The Company conducts tunneling, microtunneling and a range of pipe system rehabilitation services throughout the United States directly and through its wholly-owned subsidiary, Affholder, Inc.

TITE LINER ACTIVITIES

      Tite Liner Process operations are conducted in the United States through the Company's United Pipeline Systems division. Worldwide Tite Liner Process operations are headquartered in the United States. Outside the United States, Tite Liner Process installation activities are conducted through operating subsidiaries in Chile and Canada.

      Most of the Company's installation operations are project-oriented contracts for municipal entities. The contracts are usually obtained through competitive bidding or negotiations and require performance at a fixed price. The profitability of these contracts depends heavily upon the competitive bidding environment, the Company's ability to estimate costs accurately and the Company's ability to effectively manage and execute project performance. Project estimates may prove to be inaccurate due to unforeseen conditions or events. A substantial portion of the work on any given project may be subcontracted to third parties at a significantly lower profitability level to the Company than work directly performed by the Company. Also, proper trenchless installation requires expertise that is acquired on the job and through training. The Company, therefore, provides ongoing training and appropriate equipment to its field installation crews.

      The overall profitability of the Company's installation operations is influenced not only by the profitability of specific project contracts, but also by the volume and timing of projects so that the installation operations are able to operate at, or near, capacity.

      The Company is required to carry insurance and provide bonding in connection with certain installation projects and, accordingly, maintains comprehensive insurance policies, including workers' compensation, general and automobile liability, and property coverage. The Company believes that it presently maintains adequate insurance coverage for all installation activities. The Company has also arranged bonding capacity for bid, performance and payment bonds. Typically, the cost of a performance bond is less than 1% of the contract value. The Company and certain of its subsidiaries are required to indemnify the surety companies for any payments the sureties are required to make under the bonds and to hold them harmless from and against all claims, damages and expenses which they may sustain in connection with any bond. The indemnification obligations are secured by unperfected liens on the assets of the Company and those subsidiaries which are parties to the applicable indemnification agreement.

      The Company generally invoices its customers as work is completed. Under ordinary circumstances, collection from municipalities in the United States is made within 60 to 90 days of billing. In most cases, 5% to 15% of the contract value is withheld by the owner pending satisfactory completion of the project.

LICENSEES

      The Company has granted licenses for the Insituform CIPP Process, covering exclusive and non-exclusive territories, to licensees who provide pipe repair and rehabilitation services throughout their respective licensed territories. At December 31, 2004, the Insituform CIPP Process was licensed to nine unaffiliated licensees and 13 unaffiliated sublicensees in Europe and Asia. The licenses generally grant to the licensee the right to utilize the know-how and the patent rights (where they exist) relating to the subject process, and to use the Company's copyrights and trademarks.

      The Company's licensees generally are obligated to pay a royalty at a specified rate, which in many cases is subject to a minimum royalty payment. After the September 5, 2003 acquisition of Insituform East, Inc., there were no unaffiliated domestic licensees. Any improvements or modifications a licensee may make in the subject process during the term of the license agreement become the property of the Company or are licensed to the Company. Should a licensee fail to meet its royalty obligations or other material obligations, the Company may terminate the license. Licensees, upon prior notice to the Company, may generally terminate the license for any reason. The Company may vary the agreement used with new licensees according to prevailing conditions.

      The Company acts as licensor under arrangements with approved installers relating to the use of the Thermopipe(R) ("Thermopipe") Process in the United Kingdom and elsewhere on a non-exclusive basis.

OWNERSHIP INTERESTS IN OPERATING LICENSEES AND PROJECT JOINT VENTURES

      The Company, through its subsidiary, Insituform Holdings (UK) Limited, holds one-half of the equity interest in Insituform Rohrsanierungstechniken GmbH, the Company's licensee of the Insituform CIPP Process in Germany. Insituform Rohrsanierungstechniken also conducts Insituform CIPP Process operations in Austria, the Czech Republic, Slovakia and Hungary. The remaining interest in Insituform Rohrsanierungstechniken is held by Per Aarsleff A/S, a Danish contractor. The joint venture partners have rights-of-first-refusal in the event either party determines to divest its interest.

      The Company, through its subsidiary, Insituform Technologies Limited, holds one-half of the equity interest in Insituform Environmental Techniques Limited, the Company's licensee of the Insituform CIPP Process in Ireland. The remaining interest is held by Environmental Techniques Limited, an Irish contractor. The joint venture partners have rights-of-first-refusal in the event the other party determines to divest its interest.

      The Company, through its subsidiary, INA Acquisition Corp., holds one-half of the equity interest in Insituform Italia Srl, the Company's licensee of the Insituform CIPP Process in Italy. The remaining interest is held by Per
Aarsleff A/S. On January 18, 2005, the quotaholders (stockholders) of Insituform Italia approved the liquidation of the Italian joint venture, as the joint venture was no longer financially viable. During the life of the joint venture, the Company incurred losses of $2.8 million and contributed cash of $2.5 million to the joint venture. During the most recent fiscal year, the Company incurred a $0.5 million loss from the joint venture and contributed cash to the joint venture in the amount of $0.8 million. The Company does not expect to incur any material losses going forward as the joint venture is in liquidation. The Company expects liquidation costs of approximately $0.2 million, which have been accrued at December 31, 2004.

      The Company has entered into several contractual joint ventures in order to develop joint bids on contracts for its pipeline rehabilitation business and for its tunneling operations. Typically, the joint venture entity holds the contract with the owner and subcontracts portions of the work to the joint venture partners. As part of the subcontracts, the partners usually provide bonds to the joint venture. The Company could be required to complete its joint venture partner's portion of the contract if the partner is unable to complete its portion and a bond is not available. The Company continues to investigate opportunities for expanding its business through such arrangements.

MARKETING

      The marketing of the Company's rehabilitation technologies is focused primarily on the municipal wastewater markets worldwide, which the Company expects to remain the largest part of its business for the foreseeable future. To help shape decision-making at every step, the Company uses a multi-level sales force structured around target markets and key accounts, focusing on engineers, consultants, administrators, technical staff and elected officials. The Company also produces sales literature and presentations, participates in trade shows, conducts national advertising and executes other marketing programs for the Company's own sales force and those of unaffiliated licensees. The Company's unaffiliated licensees are responsible for marketing and sales activities in their respective territories. See "Licensees" and "Ownership Interests in Operating Licensees and Project Joint Ventures" above for a description of the Company's licensing operations and for a description of investments in licensees.

      The Company offers its Tite Liner Process worldwide to industrial customers to line new and existing pipelines.

      The Company bids on tunneling projects in selected geographical markets in the United States.

      No customer accounted for more than 10% of the Company's consolidated revenues during the years ended December 31, 2004, 2003 and 2002, respectively.

CONTRACT BACKLOG

                     DECEMBER 31,
                 -------------------
BACKLOG            2004       2003
-------            ----       ----
                    (In millions)
Rehabilitation   $  190.4   $  111.8
Tunneling           129.3       89.3
Tite Liner            8.6        7.0
                 --------   --------
    Total        $  328.3   $  208.1
                 ========   ========

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

PRODUCT DEVELOPMENT

      The Company, by using its own laboratories and test facilities as well as outside consulting organizations and academic institutions, continues to develop improvements to its proprietary processes, including the materials used and the methods of manufacturing and installing pipe. During the years ended December 31, 2004, 2003 and 2002, the Company spent $2.9 million, $2.0 million and $2.0 million, respectively, on research and development related activities, including engineering.

MANUFACTURING AND SUPPLIERS

      The Company maintains its North American Insituform CIPP Process liner manufacturing facility in Batesville, Mississippi. An additional facility located in Memphis, Tennessee, was shut down in the first quarter of 2004. The Company spent $5.8 million in 2003 and $4.1 million in 2004 to complete the additions, modifications, upgrades and revisions to its manufacturing facility in Batesville. In Europe, Insituform Linings Plc., a majority-owned subsidiary, manufactures and sells Insituform CIPP Process liners from its plant located in Wellingborough, United Kingdom. The Company holds a 75% interest in Insituform Linings, and Per Aarsleff holds the remainder. These interests are subject to rights-of-first-refusal held by the Company and Per Aarsleff in the event of proposed divestiture.

      Although raw materials used in the Company's Insituform CIPP Process products are typically available from multiple sources, the Company's historical practice has been to purchase materials from a limited number of suppliers. The Company maintains its own felt manufacturing facility at its Insitutube(R) manufacturing facility in Batesville. Substantially all of its fiber requirements are purchased from one source, but the Company believes alternate vendors are readily available.

      Although the Company has worked with one vendor to develop a uniform and standard resin in North America, the Company has begun to diversify the supply base among other major companies to further ensure ongoing material availability. The Company currently is working to finalize a multi-year contract with its primary resin supplier. The Company's existing resin supply contract expired on December 31, 2004, but has been extended by three separate amendments through March 31, 2005. The Company believes that the new resin contract should be finalized and executed by March 31, 2005. In the event the new contract is not executed by such date, the Company will seek an additional amendment to the existing contract.

      The Company believes that the sources of supply for its Insituform CIPP Process operations in both North America and Europe are adequate for its needs. The Company's pricing of raw materials is subject to fluctuations in the underlying commodity prices.

      The Company has a third party contractual commitment for the manufacture and supply of Thermopipe(R) ("Thermopipe") Process products to the Company through 2005.

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

PATENTS AND LICENSES

      As of December 31, 2004, the Company held 59 patents in the United States relating to the Insituform CIPP Process, the last of which will expire in 2022. As of December 31, 2004, the Company had 11 patents pending in the United States that relate to the Insituform CIPP Process.

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

      There can be no assurance that the validity of the Company's patents will not be successfully challenged. The Company's business could be adversely affected by increased competition upon expiration of the patents or if one or more of its Insituform CIPP Process patents were adjudicated to be invalid or inadequate in scope to protect the Company's operations. The Company believes, however, that, in either case, its long experience with the Insituform CIPP Process, its continued commitment to support and develop the Insituform CIPP Process, the strength of its trademark, and its degree of market penetration, should enable the Company to continue to compete effectively in the pipeline rehabilitation market.

      The Company holds 12 patents issued in the United States covering either the NuPipe Process or materials used in connection with the NuPipe Process. The Company also holds similar NuPipe Process (or related material) patents in 14 other countries. The NuPipe Process entails the manufacture of a folded thermoplastic replacement pipe that is heated at the installation site to make it flexible enough to be inserted into an existing conduit. The Company is no longer seeking NuPipe Process business.

      The Company holds two patents issued in the United States and nine patents outside of the United States relating to the Thermopipe Process for rehabilitating pressurized potable water and other aqueous fluid pipes.

      The Company holds a small number of patents relating to its corrosion and abrasion protection business. The Company believes that the success of its Tite Liner Process business, operated through its United Pipeline Systems division, depends primarily upon its proprietary know-how and its marketing and sales skills.

      The Company's pipebursting operations are performed under a royalty-bearing, non-exclusive license from Advantica, Inc. The license terminates upon expiration of the underlying patent, which expires on April 19, 2005. In 2004, the Company paid $0.9 million to Advantica under the license.

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

      Most of the Company's installation operations are either project-oriented or term contracts for municipal entities that are obtained through competitive bidding or negotiations. Most competitors are local or regional companies, and may be either specialty trenchless contractors or general contractors. There can be no assurance as to the success of the Company's trenchless processes in competition with these companies and alternative technologies for pipeline rehabilitation.

SEASONALITY

      The Company's operations can be affected by severe weather. The effects of weather are most notable between quarters of any given year. Typically, the summer months yield the strongest operational results, while the first quarter is normally weaker due to weather. Unusually severe weather in any area with a large project, or a significant number of smaller jobs, can cause short-term anomalies in operational performance. Only the tunneling segment is relatively immune to weather-induced variability in operating results. For the past five years, seasonal variation in work performed has not had a material effect on the Company's consolidated results of operations.

EMPLOYEES

      As of December 31, 2004, the Company had 2,445 employees. Certain of the Company's subsidiaries and divisions are parties to collective bargaining agreements covering an aggregate of 436 employees. The Company generally considers its relations with its employees to be good.

GOVERNMENT REGULATION

      The Company is required to comply with all applicable United States federal, state and local, and all foreign statutes, regulations and ordinances. In addition, the Company's installation and other operations have to comply with various relevant occupational safety and health regulations, transportation regulations, code specifications, permit requirements, and bonding and insurance requirements, as well as with fire regulations relating to the storage, handling and transporting of flammable materials. The Company's manufacturing facilities, as well as its installation operations, are subject to state and national environmental protection regulations, none of which presently have any material effect on the Company's capital expenditures, earnings or competitive position in connection with the Company's present business. However, although the Company's installation operations have established monitoring programs and safety procedures relating to its installation activities and to the use of solvents, further restrictions could be imposed on the manner in which installation activities are conducted, on equipment used in installation activities and on the use of solvents or the thermosetting resins used in the Insituform CIPP Process.

      The use of both thermoplastics and thermosetting resin materials in contact with drinking water is strictly regulated in most countries. In the United States, a consortium led by NSF International, under arrangements with the United States Environmental Protection Agency, establishes minimum requirements for the control of potential human health effects from substances added indirectly to water via contact with treatment, storage, transmission and distribution system components, by defining the maximum permissible concentration of materials which may be leached from such components into drinking water, and methods for testing them. In April 1997, the Insituform PPL(R) liner was certified by NSF for use in drinking water systems, followed in April 1999 by NSF certification of the Insituform RPP(R) liner for such use. The Thermopipe product also has NSF approval. NSF assumes no liability for use of any products, and NSF's arrangements with the EPA do not constitute the EPA's endorsement of NSF, NSF's policies or its standards. Dedicated equipment is needed in connection with use of these products in drinking water applications. The Company does not expect material revenues from its proprietary products for drinking water pipe rehabilitation at least through 2005.

Item 2. Properties

      The Company's executive offices are located in Chesterfield, Missouri, a suburb of St. Louis, at 702 Spirit 40 Park Drive. The executive offices are leased from an unaffiliated party through May 31, 2006. The Company owns its tunneling offices, research and development and training facilities in Chesterfield.

      The Company owns a liner fabrication facility and a contiguous felt manufacturing facility in Batesville, Mississippi. The Company's recently closed manufacturing facility in Memphis, Tennessee, is located on land sub-leased from an unaffiliated entity for an initial term of 40 years expiring on December 31, 2020. The Company is evaluating its options with respect to this property. Insituform Linings, a majority-owned subsidiary, owns certain premises in Wellingborough, United Kingdom, where its liner manufacturing facility is located.

      The Company owns or leases various operational facilities in the United States, Canada, Europe and Latin America.

      The foregoing facilities are regarded by management as adequate for the current requirements of the Company's business.

Item 3. Legal Proceedings

      In the third quarter of 2002, an accident on an Insituform CIPP Process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. The Company fully cooperated with Iowa's state OSHA in the investigation of the accident. Iowa OSHA issued a Citation and Notification of Penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. The Company challenged Iowa OSHA's findings, and in the fourth quarter of 2003, an administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. The Company is vigorously opposing the citations and, in connection therewith, filed a notice of appeal with the Iowa district court. On February 4, 2005, the Iowa district court heard oral arguments from the Company and the Employment Appeal Board regarding the appeal.

      In July 2004, three separate civil actions were filed in the Iowa district court of Polk County with respect to the Des Moines accident. The first complaint, filed by family members and the Estate of Brian Burford on July 7, 2004, named the Company, Insituform Technologies USA, Inc., (a wholly owned subsidiary of the Company), the City of Des Moines and 15 current or former employees of the Company as defendants. The two other actions, filed on July 6, 2004 by (1) family members and the Estate of Daniel Grasshoff and (2) Michael Walkenhorst, James E. Johnson and Linda Johnson, named the City of Des Moines and the 15 current or former employees of the Company as defendants, but did not name the Company or Insituform USA as defendants. The complaints filed with respect to Messrs. Burford and Grasshoff alleged wrongful death, negligence, gross negligence and civil conspiracy. The complaint filed with respect to Messrs. Walkenhorst and Johnson alleged gross negligence and civil conspiracy. The Company believes that the allegations in each of the complaints are without merit and that the workers' compensation statutes provide the exclusive remedy to the plaintiffs for the deaths and injuries that occurred as a result of the Des Moines accident. The Company intends to vigorously defend the actions. Each complaint seeks unspecified damages, including punitive damages.

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

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted during the quarter ended December 31, 2004 to a vote of our stockholders, through the solicitation of proxies or otherwise.

Item 4A. Executive Officers of the Registrant

      The executive officers of the Company, and their respective ages and positions with the Company, are as follows:

                            AGE AT
NAME                   FEBRUARY 1, 2005  POSITION WITH THE COMPANY
----                   ----------------  -------------------------
Thomas S. Rooney, Jr.         45         President and Chief Executive Officer
Christian G. Farman           46         Senior Vice President and Chief Financial Officer
Thomas W. Vaughn              53         Senior Vice President and Chief Operating Officer
David F. Morris               43         Vice President, General Counsel and Secretary

      Thomas S. Rooney, Jr. has been President of the Company since April 2003, and Chief Executive Officer of the Company since July 2003. From April 2003 to July 2003, Mr. Rooney was the Company's Chief Operating Officer. From 2000 until he joined the Company, Mr. Rooney was Senior Vice President and Regional Manager for Gilbane Building Company.

      Christian G. Farman has been Chief Financial Officer of the Company since December 2003 and a Senior Vice President since January 2005. From December 2003 to January 2005, Mr. Farman was a Vice President of the Company. From February 2003 to April 2003, Mr. Farman served as Chief Operating Officer of the National Audubon Society. From prior to 1998 until 2001, Mr. Farman was Chief Financial Officer of Vivendi North America (previously Anjou International). Mr. Farman joined Vivendi North America in 1989 as Controller, and was promoted to Vice President in 1992, Chief Financial Officer in 1995, and Executive Vice
President in 1999. From 1979 to 1989, Mr. Farman was an auditor with Price Waterhouse (now known as PricewaterhouseCoopers LLP) in New York. Mr. Farman is a certified public accountant.

      Thomas W. Vaughn has been Senior Vice President and Chief Operating Officer of the Company since August 2004. From May 1999 to February 2004, Mr. Vaughn served as Chief Operating Officer of Williams Group International.

      David F. Morris has been Vice President, General Counsel and Secretary of the Company since January 2005. From March 1993 until January 2005, Mr. Morris was with the law firm of Thompson Coburn LLP, St. Louis, Missouri, most recently as a partner in its corporate and securities practice areas. Mr. Morris also served as Senior Vice President, Associate General Counsel and Secretary of Unified Financial Services, Inc., a diversified financial services company, from December 1999 to March 2004.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      (a) The Company's class A common shares, $.01 par value ("Common Stock"), are traded on the Nasdaq Stock Market under the symbol "INSU." The following table sets forth the range of quarterly high and low sales prices commencing after December 31, 2002, as reported on The Nasdaq Stock Market. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

PERIOD            HIGH      LOW
------            ----      ---
2004
First Quarter   $  19.40  $  15.00
Second Quarter     18.08     14.50
Third Quarter      19.70     15.72
Fourth Quarter     24.72     18.53

2003
First Quarter   $  17.43  $  12.11
Second Quarter     18.00     12.73
Third Quarter      19.00     14.76
Fourth Quarter     18.34     13.53

      As of March 1, 2005, the number of holders of record of the Company's Common Stock was 855.

      Holders of Common Stock are entitled to receive dividends as and when they may be declared by the Company's Board of Directors. The Company has never paid a cash dividend on the Common Stock. The Company's present policy is to retain earnings to provide for the operation and expansion of its business. However, the Company's Board of Directors will review the Company's dividend policy from time to time and will consider the Company's earnings, financial condition, cash flows, financing agreements and other relevant factors in making determinations regarding future dividends, if any. Under the terms of certain debt arrangements to which the Company is a party, the Company is subject to certain limitations on paying dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital
Resources -- Financings."



                                        EQUITY COMPENSATION PLAN INFORMATION
                               NUMBER OF SECURITIES TO BE                                    NUMBER OF SECURITIES REMAINING
                               ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE      AVAILABLE FOR FUTURE ISSUANCE UNDER
                               OUTSTANDING OPTIONS, WARRANTS  PRICE OF OUTSTANDING OPTIONS,  EQUITY COMPENSATION PLANS (EXCLUDING
                               AND RIGHTS(1)                  WARRANTS AND RIGHTS            SECURITIES REFLECTED IN COLUMN (a))
PLAN CATEGORY                               (a)                            (b)                               (c)
----------------------------   -----------------------------  -----------------------------  ------------------------------------
Equity compensation plans
   approved by security
   holders                               1,709,358                     $    21.46                         1,036,369
Equity compensation plans
   not approved by security
   holders                                       -                            n/a                                 -

Total                                    1,709,358                     $    21.46                         1,036,369
                                         ---------                     ----------                         ---------


(1) The number of securities to be issued upon exercise of outstanding options, warrants and rights includes 1,650,558 stock options and 58,800 deferred stock units outstanding at December 31, 2004.

Item 6. Selected Financial Data

      The selected financial data set forth below has been derived from the Company's consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, and previously published historical financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in connection with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements, including the footnotes, contained in this report.

                             Year Ended December 31,

                                        2004(1)     2003(2)    2002(2,3,4)  2001(2,3,4)  2000 (2,4)
                                      ----------  ----------   -----------  -----------  -----------
                                           (In thousands, except per share amounts) (Unaudited)
INCOME STATEMENT DATA:
Revenues                              $  542,598  $  487,272   $  480,358   $  445,310   $   409,434
Operating income                           8,178      21,591       50,183       46,765        62,966
Income from continuing operations            597       4,628       28,560       24,940        34,906
Loss from discontinued operations              -      (1,103)      (5,869)         (72)            -
Net income                                   597       3,525       22,691       24,868        34,906
Basic earnings per share:
  Income from continuing operations         0.02        0.17         1.08         0.94          1.41
  Loss from discontinued operations            -       (0.04)       (0.22)           -             -
  Net income                                0.02        0.13         0.86         0.94          1.41
Dilutive earnings per share:
  Income from continuing operations         0.02        0.17         1.07         0.93          1.37
  Loss from discontinued operations            -       (0.04)       (0.22)           -             -
  Net income                                0.02        0.13         0.85         0.92          1.37

BALANCE SHEET DATA:
Unrestricted cash and cash
  equivalents                         $   93,246  $   93,865   $   71,401   $   70,387   $    62,523
Working capital, net of unrestricted
  cash                                    61,637      73,535       52,829       68,332        51,945
Current assets                           268,868     277,273      252,651      259,767       201,008
Property, plant and equipment             90,846      75,667       71,579       68,547        70,226
Total assets                             508,821     508,360      473,013      463,622       354,974
Current maturities of long-term debt
  and line of credit                      15,778      16,938       49,360       35,218        18,023
Long-term debt, less current
  maturities                              96,505     114,323       67,014       88,853        98,217
Total liabilities                        217,338     227,726      198,965      211,940       187,327
Total stockholders' equity               289,836     279,169      272,618      250,127       165,290

--------------------------

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Tunneling Segment -- Summary" for a description of issues experienced during 2004.

(2) The Company has completed various acquisitions that have been accounted for under the purchase method of accounting, including Insituform Metropolitan, Inc. in 2000, Insituform Belgium N.V. in 2000, Kinsel Industries, Inc. in 2001, Elmore Pipe Jacking, Inc. in 2002, Sewer Services, Ltd. in 2003, Video Injection (remaining third party interest) in 2003, Insituform East in 2003, and Ka-Te Insituform (remaining interest) in 2003.

(3) Results include a pre-tax intangible asset impairment charge of $3.5 million in 2002 and pre-tax restructuring charges of $2.5 million and $4.1 million in 2002 and 2001, respectively.

(4) Effective January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," and ceased amortizing purchased goodwill.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RECENT DEVELOPMENTS

      During 2004, the tunneling segment incurred operating losses stemming from lower-than-expected performance on a number of projects with negative gross margin adjustments on one large tunneling project in Chicago in the amount of $11.0 million, $7.3 million of which occurred in the fourth quarter. During the third quarter of 2004, The Company recorded a downward adjustment to the gross margin on this project of $3.7 million. See further discussion in " -- Results of Operations -- Tunneling Segment."

      As a result of the net loss incurred in the fourth quarter of 2004, the Company was out of compliance with one of its covenants related to the Company's various debt agreements as of December 31, 2004. The Company has successfully negotiated amendments to such agreements, which are explained later in the discussion contained in " -- Liquidity and Capital Resources -- Financing" and
Note 16 to the Company's Consolidated Financial Statements contained in this report.

RESULTS OF OPERATIONS

Consolidated

                                    YEARS ENDED DECEMBER 31,
                              ----------------------------------
                                2004         2003         2002
                              --------     --------     --------
                                    (Dollars in thousands)
Revenues                      $542,598     $487,272     $480,358
Gross profit                    99,499      102,658      125,622
Gross profit margin               18.3%        21.1%        26.2%
Operating expenses              91,321       81,067       75,439
Operating income                 8,178       21,591       50,183
Operating income percentage        1.5%         4.4%        10.4%

2004 Compared to 2003

      Consolidated revenues from continuing operations increased 11.4% in 2004 compared to 2003. The Company experienced revenue growth in each of its three principal operating segments, reflecting increased market penetration through successful sales efforts and acquisitions. Increased gross profit in both the rehabilitation and Tite Liner segments resulted from higher revenues, but was offset by decreased margins in the tunneling segment as explained further below. While most of the North American rehabilitation regions experienced improved revenues and gross profit, two of the regions fell short of the prior year as a result of competitive pressures and project delays. Adverse effects of changes in the performance of tunneling are discussed below.

      Operating expenses increased $10.3 million in 2004 compared to 2003, but increased to 16.8% as a percentage of revenue in 2004 compared to 16.6% in 2003. The full year impact of acquisitions completed in 2003 increased operating expenses by $3.9 million, including amortization of intangibles of $0.6 million. The Company also added personnel for the redevelopment of the sales force and project management of approximately $2.0 million. The Company experienced increased professional fees of $1.7 million, along with costs of $1.0 million associated with the implementation of regulations pursuant to the Sarbanes-Oxley Act of 2002. The Company also incurred costs related to the implementation of certain strategic initiatives, most notably, logistics improvements and sales and business development training of $1.4 million.

2003 Compared to 2002

      The effects of acquisitions in 2003 and 2002 added $22.2 million of revenues in 2003. Gross profit decreased $23.0 million in 2003 compared to 2002 while gross profit margins decreased from 26.2% in 2002 to 21.1% in 2003. Two major North American rehabilitation regions performed significantly below historical levels due to heightening competition, lower pricing and lower market activity. Revenues and gross profit fell by $18.8 million and $17.4 million, respectively, from 2002 in these regions. In addition, the Company recorded $5.1 million (pre-tax) in estimated costs associated with removing and reinstalling an Insituform CIPP Process liner in Boston, Massachusetts. The Company's pipebursting activities in the southeast United States declined in 2003 due primarily to the loss of unreleased term contract backlog. The gross profit decline in this activity was $11.4 million.

      Operating expenses increased in 2003 compared to 2002. Tunneling operating expenses increased by $1.9 million in 2003 as a result of recording a reserve of $0.8 million in claims for certain change orders that were considered uncollectible at the end of 2003 and $0.8 million primarily related to adding critical project management personnel to support revenue growth. Corporate expenses in 2003 included $1.6 million in severance recorded for changes in executive management. Bad debt expense increased by $1.5 million and adjustments to the Company's insurance reserves based on deteriorating experience and updated actuarial information added $3.7 million in expense. Various acquisitions during the year added $1.3 million of expenses, which consisted primarily of compensation. Operating expenses in 2002 included $6.0 million related to one-time charges for restructuring and impairment recorded in 2002.

Rehabilitation Segment

                                               YEARS ENDED DECEMBER 31,
                                     --------------------------------------------
                                     2004                2003                2002
                                     ----                ----                ----
                                                (Dollars in thousands)
Revenues                         $    409,408        $    366,690        $    377,674
Gross profit                           94,305              84,215             101,766
Gross profit margin                      23.0%               23.0%               26.9%
Operating expenses                     77,173              69,750              66,559
Operating income                       17,132              14,465              35,208
Operating income percentage               4.2%                3.9%                9.3%

Revenues

      Rehabilitation revenues increased $42.7 million, or 11.6%, in 2004 compared to 2003. Full-year impact of acquisitions completed in 2003 represents $20.3 million of this increase. Revenue growth in certain North American CIPP regions added $34.7 million for the year. This growth is attributable to strong backlog at the end of 2003, strong order levels in 2004, crew growth to support sales levels and increased large-diameter work. Excluding acquisitions, European rehabilitation revenue increased $5.4 million as a result of stronger performance in the Netherlands and France as well as positive currency translation impacts. Offsetting these increases were decreases in two North American CIPP regions and manufacturing totaling $17.7 million resulting from lower order levels, client work-release delays and, to a lesser extent, the effect of four hurricanes, which occurred during the year.

      Rehabilitation revenues decreased $11.0 million, or 2.9%, in 2003 compared to 2002. The decline in revenue was due primarily to reduced activity approximating $18.8 million in two major regions in North American rehabilitation attributable to lower backlog due to less market activity, and reduced pricing derived from increased competition and lower municipal spending. Pipebursting and other rehabilitation operations suffered a $4.5 million decline in 2003 primarily due to the loss of unreleased term contract backlog on a major contract and lower demand. Acquisitions in both North America and Europe contributed $7.0 million to rehabilitation revenues. One large job in the Netherlands and stronger activity in Europe during the second half of 2003 added approximately $7.5 million in revenues.

Gross Profit

      Gross profit in the rehabilitation segment increased $10.1 million, or 12.0%, in 2004 compared to 2003 while gross margin percentages remained stable. The full-year effect of acquisitions completed in 2003 accounted for a $3.7 million increase to gross profit. Certain North American CIPP regions and manufacturing added $13.4 million in gross profit through higher revenue and improved field productivity. Excluding acquisitions, European gross profit increased $1.9 million attributable to currency translation and increased margins in France. Offsetting these increases, certain North American rehabilitation regions realized $8.9 million lower gross profit in 2004 compared to 2003 primarily as a result of the factors which follow. Significant margin erosion was experienced in pipebursting work due to competition and lower pricing, while related pipebursting revenue decreased only marginally in 2004 compared to 2003. Gross profit on pipebursting decreased $4.1 million in 2004 compared to 2003. The remaining $4.8 million decline in gross profit was due to a combination of factors. The Company experienced a continued trend of higher healthcare costs in 2004 compared to 2003. Other factors included weather-related effects, work-release delays and, in certain regions, price competition. In addition, the rehabilitation segment experienced increases in raw material costs, particularly resin, fuel and fiber costs, related to commodity pricing fluctuations. These unfavorable incremental costs were offset by manufacturing and logistics savings as a result of the implementation of strategic operational initiatives.

      Rehabilitation gross profit decreased $17.6 million, or 17.2%, in 2003 compared to 2002. Gross profit declined $17.4 million in two North American CIPP regions due to lower activity. As noted earlier, the Company also experienced a loss of $5.1 million related to the removal and reinstallation of an Insituform CIPP Process liner in Boston, Massachusetts. The Company's pipebursting and other rehabilitation operations also suffered $11.4 million in gross profit declines related to lower volume from reduced backlog. These decreases were partially offset by increases in other North American CIPP regions, which contributed $12.0 million in additional gross profit over 2002. The Company experienced higher costs related to casualty, workers compensation and healthcare insurance caused by increased claims and cost of premiums in 2003 of approximately 25%. Gross profit in Europe increased 36.8%, or $4.3 million, in 2003 compared to 2002 due to a slight increase in gross profit margins coupled with volume growth in substantially all operations in the United Kingdom and Switzerland.

Operating Expenses

      Operating expenses increased 10.6% or $7.4 million in 2004 compared to 2003. The full-year effect of acquisitions completed in 2003 added $3.3 million of operating expenses. In addition to acquisitions, the Company continued to experience increasing healthcare costs in 2004 compared to 2003. In the first quarter of 2005, the Company modified its employee benefits structure in an effort to reduce the impact of increasing healthcare costs. All rehabilitation regions experienced increased operating expenses due to the implementation of certain strategic initiatives including, but not limited to, the redevelopment of a sales and business development force, improved logistics, product innovation and operational excellence. The implementation of these initiatives required additional Company personnel as well as significant consulting costs. Operating expenses as a percentage of revenues remained relatively stable at 18.9% in 2004 compared to 19.0% in 2003.

      In 2003, operating expenses in the rehabilitation segment increased 4.8% compared to 2002. In 2003, the Company recorded $1.6 million in severance costs recognized after changes in the Company's senior management. The Company increased its insurance reserves due to higher premiums and actuarial analyses, which indicated increased cost of claims. The Company recorded an additional $1.5 million in bad debt expense, as previously noted. Acquisitions during the year added $1.3 million of expenses, consisting primarily of compensation. These increases were partially offset by a $6.0 million decrease as one-time charges for restructuring and impairment recorded in 2002 did not recur in 2003. Operating expenses as a percentage of revenues increased to 19.0% in 2003 compared to 17.6% in 2002, primarily due to severance and increases to certain allowance accounts made in the fourth quarter of 2003.

Tunneling Segment

                                                  YEARS ENDED DECEMBER 31,
                                           --------------------------------------
                                           2004            2003              2002
                                           ----            ----              ----
                                                  (Dollars in thousands)
Revenues                                $ 108,729        $ 100,020        $  86,297
Gross profit                               (3,128)          11,946           18,260
Gross profit margin                          (2.9)%           11.9%            21.2%
Operating expenses                         10,080            7,990            6,095
Operating income (loss)                   (13,208)           3,956           12,165
Operating income (loss) percentage          (12.1)%            4.0%            14.1%

Summary

      As a result of the issues encountered during the latter part of 2004 as described below, management, in concert with outside resources, performed a comprehensive project-by-project review of all the work in the tunneling segment during the fourth quarter of 2004 and the early part of 2005. As a result of this review, the estimated costs to complete and related margins on the ongoing tunneling projects were evaluated and adjusted accordingly.

      Results in the tunneling segment were disappointing in 2004. The segment suffered significant negative gross margin adjustments on one large tunneling project in Chicago during the year, primarily in the fourth quarter. The total gross adjustment during the year on this project was $11.0 million, $7.3 million of which was incurred in the fourth quarter. During the third quarter of 2004, the Company recorded a downward adjustment to the gross margin on this project of $3.7 million. These negative gross margin adjustments stem primarily from additional labor and related overhead costs principally due to delays and issues encountered while completing concrete finishing work. In addition, the project suffered from higher-than-anticipated material costs related to inflationary increases in concrete and steel pricing. This project had been essentially on target with previous estimates until the later stages. These stages involved lining of the tunnels with concrete and steel. These activities took place primarily during the second half of 2004 and will continue to the completion of the project. This project was approximately 83% complete as of December 31, 2004, and based on the latest projections, should be completed by late 2005.

      There were also unexpected job costs on a number of other tunneling projects during the fourth quarter caused by higher-than-expected material costs and unfavorable labor productivity issues. Additionally, several projects incurred costs related to changed or differing site conditions, which will likely have associated claims, which may benefit future periods. Approximately $4.6 million of costs incurred in 2004 were related to probable claims to be pursued. As discussed below in "- Critical Accounting Policies," claims are recognized only when realization is reasonably assured. These claims are being aggressively pursued, but, as in most cases, will take some time to negotiate or litigate before being finalized and there is currently limited visibility on what amounts would be ultimately recoverable by the Company. There were favorable resolutions to several older claims in 2004 which resulted in $1.7 million of favorable impact.

      Management also is responding to the issues experienced in the tunneling segment and recently made several key changes. The Company's Senior Vice President and Chief Operating Officer, Thomas W. Vaughn, is now located at the tunneling business headquarters and will have direct responsibility for all aspects of the operations for the foreseeable future. The Company also has taken a number of steps to regain profitability in this segment, by upgrading and adding necessary project and cost control management, refocusing the risk identification and mitigation processes, and improving the bid selection process. In addition, the Company has retained an expert in claims management to pursue the active claims, and to implement a more proactive program within the organization for claims management.

Revenues

      Tunneling revenues increased $8.7 million, or 8.7%, in 2004 compared to 2003 due to an increased level of backlog that was acquired during the second half of 2003 and the early part of 2004. Large projects in Chicago, Sacramento, Oxnard, and Charleston generated a significant portion of revenue in 2004.

      Tunneling revenues increased $13.7 million, or 15.9%, in 2003 compared to 2002. High productivity on several jobs contributed significantly to tunneling revenues during 2003.

Gross Profit

      Due to the issues described previously, tunneling recorded a loss at the gross profit line of $3.1 million compared to gross profit of $11.9 million in 2003. The gross profit margin similarly fell to (2.9)% in 2004 compared to 11.9% in 2003. It is expected that lower gross margins may continue into 2005 due to the reduction of estimated margins, although positive, on a number of in-process contracts in the tunneling segment, which will be completed throughout the year.

      Tunneling gross profit decreased $6.3 million, or 34.6%, in 2003 compared to 2002. Gross profit margins decreased to 11.9% in 2003 compared to 21.2% in 2002. The decrease in gross profit and gross profit margin was due primarily to issues encountered on projects acquired as a result of the acquisition of Elmore Pipe Jacking, Inc. in 2002.

Operating Expenses

      Operating expenses increased 26.2% in 2004 compared to 2003 as a result of adding project management and other support staff. Operating expenses as a percentage of revenue were 9.3% in 2004 compared to 8.0% in 2003.

      Operating expenses increased 29.8% in 2003 compared to 2002. Expenses in 2003 reflected a full year of operations of the acquisition of Elmore Pipe Jacking, Inc. that was completed in May of 2002. Operating expenses as a percentage of revenue was 8.0% in 2003 compared to 7.1% in 2002.

Operating Income (Loss)

      Tunneling generated an operating loss in 2004 compared to an operating margin of 4.0% in 2003. The issues described in the summary above caused this earnings' reversal in 2004. As stated previously, the Company is responding to the operational issues in the tunneling segment.

      Operating income decreased 67.5% in 2003 compared to 2002 due to lower gross profit and higher operating expenses, as described above.

Tite Liner Segment

                                           Years Ended December 31,
                                 --------------------------------------------
                                    2004             2003             2002
                                    ----             ----             ----
                                            (Dollars in thousands)

Revenues                         $  24,461        $  20,562        $  16,387
Gross profit                         8,322            6,497            5,596
Gross profit margin                   34.0%            31.6%            34.1%
Operating expenses                   4,068            3,327            2,786
Operating income                     4,254            3,170            2,810
Operating income percentage           17.4%            15.4%            17.1%

Revenues

      Tite Liner(R) revenues increased $3.9 million, or 19.0%, in 2004 compared to 2003. A solid workload in the United States and Canada fueled much of the revenue growth. In addition, a favorable closeout of a foreign project boosted revenue in 2004 compared to 2003.

      Tite Liner(R) revenues increased $4.2 million, or 25.5%, in 2003 compared to 2002. Tite Liner(R) revenues responded to higher oil prices in 2003, which created greater demand for Tite Liner(R) products.

Gross Profit

      Gross profit rose $1.8 million, or 28.1%, in 2004 compared to 2003 while the gross profit margin increased to 34.0% in 2004 compared to 31.6% in 2003. The previously mentioned completion of certain projects as well as favorable results in the United States and Canada combined to positively impact gross profit and gross profit margin in the Tite Liner segment during 2004.

      Gross profit increased $0.9 million, or 16.1%, in 2003 compared to 2002. However, gross profit margin slipped to 31.6% in 2003 compared to 34.1% in 2002. Gross profit was higher in 2003 due to higher volume, but gross profit margin was lower due to the completion of a significant higher-margin project in South America in 2002. In addition, a large lower-margin project that was begun in 2003 contributed to the segment's overall lower gross profit margin.

Operating Expenses

      Operating expenses increased 22.2% in 2004 compared to 2003, but remained relatively stable as a percentage of revenue.

      Operating expenses were $3.3 million in 2003 compared to $2.8 million in 2002, but remained relatively stable as a percentage of revenue at 15.4% in 2003 compared to 17.1% in 2002.

Restructuring and Asset Impairment Charges

      During the third quarter of 2003, the Company reversed $0.3 million in reserves, which were recorded in prior years and are described in the following paragraphs.

      In the third quarter of 2002, the Company recorded a pre-tax restructuring charge of $2.5 million, which related to severance costs, asset write-downs, lease cancellations, and certain fixed asset disposals. The remaining unused portion of this restructuring charge of $0.3 million was reversed into income in the third quarter of 2003.

      During the third quarter of 2002, the Company determined that certain patent, trademark, license and non-compete assets had become impaired due to business decisions and other circumstances. The impact of the impairment charge in 2002 was $3.5 million ($2.2 million after tax).

Other Income/Expense

      Interest expense increased $1.1 million to $9.3 million in 2004 compared to $8.2 million in 2003 due to the following factors:

                                                                            IMPACT
(IN MILLIONS)                                                              IN 2004
                                                                           -------
Full year of Series 2003-A Notes (placed  April 24, 2003)                  $   1.1

Increased interest rates due to debt amendments on March 12, 2004              0.7

Deferred fees writeoff due to debt amendments                                  0.2

Additional deferred fees amortization                                          0.1

Debt principal amortization - Series A  Notes                                 (1.0)
                                                                           -------
     Total                                                                 $   1.1
                                                                           =======

      See "-- Liquidity and Capital Resources -- Financings" under this Item 7 for further discussion of debt instruments and related amendments.

      Interest expense increased $0.3 million to $8.2 million in 2003 compared to $7.9 million in 2002. This was due primarily to the placement of $65.0 million of Senior Notes, Series 2003-A, on April 24, 2003 at a rate of 5.29% per annum.

      Other income was $1.2 million in 2004 compared to other expense of $1.3 million in 2003. Interest income, a component of other income, was $1.4 million in 2004 compared to $1.5 million in 2003. Other expense in 2003 included $1.4 million in losses on disposals of assets and a $1.1 million reserve for notes receivable.

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

Income Taxes

      The 2004 income tax benefit of $0.8 million relates primarily to the benefit of state net operating losses generated in 2004, the benefit of Federal motor fuels excise tax credits and the increased benefit of patent amortization in relation to pre-tax income.

      The Company's deferred tax assets in excess of deferred tax liabilities were $3.9 million, net of a $5.0 million valuation allowance. Deferred tax assets include $3.2 million in foreign tax credit carryforwards which begin expiring in 2011 and $2.7 million in Federal, state and foreign net operating loss carryforwards (NOLs), net of applicable valuation allowances.

      The Company provides for U.S. income taxes, net of available foreign tax credits, on earnings of consolidated international subsidiaries that the Company plans to remit to the U.S. The Company does not provide for U.S. income taxes on the remaining earnings of these subsidiaries, as the Company expects to reinvest these earnings overseas or the Company expects the taxes to be minimal based upon available foreign tax credits.

      The American Jobs Creation Act, which was signed into law in October 2004, creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the American Jobs Creation Act. As such, the Company has not determined whether, and to what extent, to repatriate foreign earnings.

      See Note 12 to the Company's Consolidated Financial Statements contained in this report for additional information regarding taxes on income.

Minority Interest and Equity in Earnings (Losses) of Affiliated Companies

      Minority interest in net income principally relates to the 25% interest in the net income of Insituform Linings Plc held by Per Aarsleff A/S, a Danish contractor.

      Equity earnings relate to two 50%-owned joint ventures in Europe, Insituform Rohrsanierungstechniken GmbH, the Company's German joint venture, and Insituform Italia Srl, the Company's Italian joint venture. The German joint venture generated $0.3 million in equity earnings, but was offset by losses at Insituform Italia of $0.5 million, which resulted in an overall equity loss of $0.2 million in 2004. In 2003, the German joint venture accounted for $1.2 million in equity earnings, while the Company's share of Insituform Italia's losses were $1.6 million. On January 18, 2005, the quotaholders of Insituform Italia approved the liquidation of the Italian joint venture, and no further losses are expected from the joint venture in 2005. Another 50% owned joint venture in Ireland, Insituform Environmental Techniques Limited, had not commenced operations at December 31, 2004.

Discontinued Operations

      During the fourth quarter of 2001, the Company decided to sell certain operations that were not consistent with the Company's strategy of providing trenchless rehabilitation and tunneling services. The Company completed the sale of these operations during 2002. Revenues from discontinued operations were $0 in 2004, $2.6 million in 2003 and $22.6 million in 2002. Loss from discontinued operations was $0 in 2004, $1.1 million in 2003 and $5.9 million in 2002. The lower activity in discontinued operations in 2003 was due to the winding down of discontinued operations.

CRITICAL ACCOUNTING POLICIES

      Discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the financial statement dates. Actual results may differ from these estimates under different assumptions or conditions.

      Some accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company believes that its critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Company's Consolidated Financial Statements contained in this report.

Revenue Recognition -- Percentage-of-Completion Method

      The Company recognizes revenues and costs as construction and installation contracts progress using the percentage-of-completion method of accounting, which relies on total expected contract revenues and estimated total costs. Under this method, estimated contract revenues and resulting gross profit margin are recognized based on actual costs incurred to date as a percentage of total estimated costs. The Company follows this method since reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and gross profit are subject to revisions as the contract progresses to completion. Total estimated costs, and thus contract gross profit, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, customer needs, customer delays in providing approvals, labor availability, governmental regulation and politics also may affect the progress and estimated cost of a project's completion and thus the timing of revenue recognition and gross profit. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. When current estimates of total contract costs indicate that the contract will result in a loss, the projected loss is recognized in full in the period in which the loss becomes evident. Revenues from change orders, extra work, variations in the scope of work and claims are recognized when realization is reasonably assured, and at estimated recoverable amounts.

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

Retainage

      Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of revenue earned and billed by the Company but held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract. See Note 2 to the Company's Consolidated Financial Statements contained in this report regarding classification of current assets and current liabilities.

Goodwill Impairment

      Under Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets," the Company assesses recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Factors that could potentially trigger an impairment review include (but are not limited to):

      - significant underperformance of a segment or division relative to expected, historical or projected future operating results;

      -     significant negative industry or economic trends; and

      -     significant changes in the strategy for a segment or division.

      In accordance with the provisions of SFAS 142, the Company calculates the fair value of its reporting units and compares such fair value to the carrying value of the reporting unit to determine if there is any indication of goodwill impairment. The Company's reporting units consist of North American rehabilitation, European rehabilitation, tunneling and Tite Liner. To calculate reporting unit fair value, the Company utilizes a discounted cash flow analysis based upon, among other things, certain assumptions about expected future operating performance. The Company typically engages a third party valuation expert to assist in estimating reporting unit fair value. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in the Company's weighted average cost of capital or changes in operating performance. An impairment charge will be recognized to the extent that the implied fair value of the goodwill balances for each reporting unit is less than the related carrying value.

Deferred Income Tax Assets

      The Company provides for estimated income taxes payable or refundable on current year income tax returns, as well as the estimated future tax effects attributable to temporary differences and carryforwards, in accordance with the Statement of Financial Accounting Standards 109, "Accounting for Income Taxes." SFAS 109 also requires that a valuation allowance be recorded against any deferred tax assets that are not likely to be realized in the future. The determination is based on the ability of the Company to generate future taxable income and, at times, is dependent on management's ability to implement strategic tax initiatives to ensure full utilization of recorded deferred tax assets. Should management not be able to implement the necessary tax strategies, the Company may need to record valuation allowances for certain deferred tax assets, including those related to foreign income tax benefits. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowances recorded against net deferred tax assets.

Long-Lived Assets

      Property, plant and equipment, goodwill and other identified intangibles (primarily licenses, covenants not-to-compete and patents) are recorded at cost and, except for goodwill, are amortized on a straight-line basis over their estimated useful lives. Changes in circumstances such as technological advances, changes to the Company's business model or changes in the Company's capital strategy can result in the actual useful lives differing from the Company's estimates. If the Company determines that the useful life of its property, plant and equipment or its identified intangible assets should be shortened, the Company would depreciate or amortize the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation or amortization expense.

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

Allowance for Doubtful Accounts

      Management makes estimates of the uncollectibility of the Company's accounts receivable. Management evaluates specific accounts where the Company has information that the customer may be unwilling or unable to pay the receivable in full. In these cases, the Company uses its judgment, based on the best available facts and circumstances, and records a specific allowance for that customer against amounts due in order to reduce the receivable to the amount that is expected to be collected. The specific allowances are re-evaluated and adjusted as additional information is received that impacts the amount allowed for. After all reasonable attempts to collect the receivable have been explored, the receivable is written off against the allowance. Based on the information available, the Company believes that the allowance for doubtful accounts as of December 31, 2004 was adequate. However, no assurances can be given that actual write-offs will not exceed the recorded allowance.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

                                                DECEMBER 31,
                                          -------------------------
                                            2004            2003
                                            ----            ----
                                               (In thousands)
Cash and equivalents                      $  93,246       $  93,865
                                          ---------       ---------

Restricted cash - in escrow               $   1,705       $   1,524
Restricted cash - held as collateral              -           4,602
                                          ---------       ---------
     Total restricted cash                $   1,705       $   6,126
                                          =========       =========

      Restricted cash held in escrow relates to deposits made as escrow for release of retention on specific projects performed for municipalities and state agencies. Restricted cash held as collateral related to deposits posted as collateral for a casualty insurance policy. In the first quarter of 2004, the Company issued letters of credit to satisfy this requirement, and the restricted cash balance of $4.6 million was released.

      At December 31, 2004, the Company had an unrestricted cash and equivalents balance of $93.2 million compared to $93.9 million at December 31, 2003. This position was achieved after $35.2 million in capital expenditures and $19.0 million in debt repayments in 2004. The Company also received $9.1 million in tax refunds and $3.6 million from the exercise of stock options in 2004. The Company expects to use these funds for a variety of purposes including working capital to fund growth, capital and operating expenses, research and development of new products, and development of new markets.

Cash Flows from Operations

      The Company's primary source of cash is operations, which provided $42.6 million in 2004 compared to $31.9 million provided by continuing operations in 2003. Changes in working capital provided $15.5 million in 2004 compared to $5.2 million in 2003. Cash received from customers increased in 2004 compared to 2003 as evidenced by increased revenues and a lower accounts receivable balance. These factors coupled with an increase in accounts payable and accrued expenses were partially offset by increases in retainage and costs and estimated earnings in excess of billings (unbilled receivables). Unbilled receivables arise when costs are incurred and revenue recognized before billings can be issued to the customer. Much of the unbilled balance relates to projects in the early stages of construction that have to reach a certain stage of completion before progress billings can be issued. Another significant factor in working capital changes in 2004 was the receipt of $9.1 million in tax refunds in the first quarter.

      Depreciation increased by $2.0 million compared to 2003 due to increased capital expenditures and consequently higher depreciation costs. Amortization expense increased $0.3 million primarily due to amortization of intangibles acquired with Insituform East, Inc. in September 2003. Amortization of Insituform East intangibles was $0.6 million in 2004.

      Continuing operations contributed $31.9 million in operating cash flow in 2003 compared to $25.6 million in 2002. After discontinued operations, operating cash flows were $37.0 million in 2003 compared to $26.5 million in 2002. Operating cash flow in 2003 primarily consisted of earnings before depreciation and amortization combined with changes in working capital. Operating cash flow in 2002 primarily consisted of earnings before depreciation and amortization offset by cash used to invest in working capital.

Cash Flows from Investing Activities

      Cash used in investing activities includes $35.2 million of capital expenditures in 2004 compared to $19.9 million of capital expenditures in 2003. Major capital expenditures included approximately $4.1 million for expansion and upgrade of the Company's manufacturing facility in Batesville, Mississippi. Other significant additions included equipment necessary for new crews and ongoing replacement or renewal of aging equipment. The Company received $1.9 million from the disposal of fixed assets in 2004 compared to $1.4 million in 2003. Capital expenditures are expected to continue at an elevated level into 2005 as the Company continues to replace older, less efficient equipment and expand crew capacity. In addition to capital expenditures, the Company invested $0.8 million in its fifty-percent owned joint venture in Italy in 2004. In January 2005, the quotaholders (stockholders) of Instituform Italia Srl, the Company's Italian joint venture, approved the joint venture's liquidation, as the joint venture was no longer financially viable. No further cash contributions to the joint venture are anticipated.

      Cash used in investing activities in 2003 consisted primarily of $19.9 million in capital expenditures and $7.8 million in acquisitions. The acquisitions included Insituform East in September 2003 and Ka-Te Insituform in November 2003. Investing activities in 2002 included $21.8 million in capital expenditures and $8.5 million used in the acquisition of Elmore Pipe Jacking, Inc. These cash uses were partially offset by proceeds received from the sale of assets and businesses, mostly related to the sale of certain businesses that were part of the Company's discontinued operations.

Cash Flows from Financing Activities

      Cash flows from financing activities were primarily debt repayments of $19.0 million in 2004. In 2003, payments on long-term debt and lines of credit were $50.2 million, but were offset by the issuance of Senior Notes, Series 2003-A in the amount of $65.0 million. Debt repayments in 2004 primarily consisted of a normal scheduled principal amortization of $15.7 million of the Series A Senior Notes and the repayment of the Company's $3.0 million Euro note. Debt repayments were $20.9 million in 2002, but were partially offset by net borrowings on the Company's line of credit of $10.2 million.

      Total debt, including current maturities, was $112.3 million at December 31, 2004 compared to $131.3 million at December 31, 2003. The balance at the end of 2004 principally consisted of $47.1 million of Series A Senior Notes, which have principal amortization payments of $15.7 million due in 2005, 2006 and 2007, and $65.0 million of Series 2003-A Senior Notes, which are due in full in 2013. Interest is payable on the Senior Notes semiannually. See "-- Financings" for a further discussion of debt.

      During 2004, the Company received $3.6 million in cash from the exercise of employee stock options compared to $0.4 million in 2003 and $2.5 million in 2002. The Company did not purchase treasury stock in 2004, but purchased $1.6 million and $5.2 million in treasury stock during 2003 and 2002, respectively.

Other Changes in Financial Condition

      Net accounts receivable were $78.7 million and $90.8 million at December 31, 2004 and 2003, respectively. The decrease in accounts receivable was partially offset by an increase in retainage and costs and estimated earnings in excess of billings (unbilled receivables). During 2004, the Company achieved improved cash collections, lowering its days' sales outstanding to 90 days at December 31, 2004 compared to 100 at December 31, 2003. The calculation of days' sales outstanding includes retainage and unbilled receivables.

      Prepaid expenses and other assets increased by $2.0 million primarily due to tax refund receivables recorded in the fourth quarter of 2004 partially offset by the previously mentioned receipt of $9.1 million in tax refunds, which were recorded as a receivable at December 31, 2003.

Financings

      See Notes 9 and 16 to the Company's Consolidated Financial Statements contained in this report for additional information regarding the Company's financings.

      As a result of the net loss incurred in the fourth quarter of 2004, the Company was out of compliance with the fixed charges coverage ratio under its Series A Senior Notes as of December 31, 2004. The actual fixed charges coverage ratio at December 31, 2004 was 1.64 to 1.0 as compared with the required minimum fixed charges coverage ratio under the Series A Senior Notes of 1.7 to 1.0 at December 31, 2004. The default under the Series A Senior Notes resulted in a cross-default under the Series 2003-A Senior Notes and the bank line of credit facility with Bank of America. On March 16, 2005, the Series A Senior Note holders, and the Series 2003-A Senior Note holders waived the default and cross-default as of December 31, 2004, and amended the debt covenants under the Series A and the Series 2003-A Senior Notes. The bank also waived the cross-default as of December 31, 2004 and agreed to incorporate the amended debt covenants of the Series A Senior Notes and the Series 2003-A Senior Notes into its credit facility. The Company expects to maintain covenant compliance with respect to the amended covenants throughout 2005 and beyond.

      Effective March 16, 2005, the Company agreed to increase the interest rate on the Series A Senior Notes from 7.88% per annum to 8.88% per annum and to increase the interest rate on the Series 2003-A Senior Notes from 5.29% per annum to 6.54% per annum, to obtain the default and cross-default waivers and less restrictive financial covenants. The Company also paid its creditors approximately $240,000 in fees for the waivers and amendments. The Company will expense financing costs of $0.5 million in the first quarter of 2005 related to these amendments. The table below sets forth the new covenants, which were effective on March 16, 2005:

               DESCRIPTION OF COVENANT                             FISCAL QUARTER             AMENDED COVENANT(2),(3)
               -----------------------                             --------------             -----------------------
$110 MILLION 8.88% SENIOR NOTES, SERIES
A, DUE FEBRUARY 14, 2007 AND $65 MILLION
6.54% SENIOR NOTES, SERIES 2003-A, DUE
APRIL 24, 2013
Fixed charge coverage ratio(1)                                 First quarter 2005          No less than 1.25 to 1.0
                                                               Second quarter 2005         No less than 1.25 to 1.0
                                                               Third quarter 2005          No less than 1.50 to 1.0
                                                               Fourth quarter 2005         No less than 1.75 to 1.0
                                                               First quarter 2006          No less than 2.00 to 1.0

Ratio of consolidated indebtedness to EBITDA(1)                First quarter 2005          No greater than 4.25 to 1.0
                                                               Second quarter 2005         No greater than 4.00 to 1.0
                                                               Third quarter 2005          No greater than 4.00 to 1.0
                                                               Fourth quarter 2005         No greater than 3.00 to 1.0
                                                               First quarter 2006          No greater than 3.00 to 1.0

Consolidated net worth(1)                                      First quarter 2005 and      No less than $260 million plus 50% of
                                                               each quarter thereafter     net income after December 31, 2004 on
                                                                                           a cumulative basis

Consolidated indebtedness to consolidated capitalization(1)    First quarter 2005 and      No greater than 0.45 to 1.0
                                                               each quarter thereafter

----------
(1) The ratios are calculated as defined in the Note Purchase Agreements, as amended, which have been incorporated into the Company's Annual Report on Form 10-K for the year ended December 31, 2004 as exhibits 10.2 and 10.3.

(2) The ratios for each quarter are based on rolling four-quarter calculations of profitability. The loss in the fourth quarter of 2004 will have a negative impact on the ratios through the third quarter of 2005.

(3) The line of credit facility with Bank of America has incorporated the amended covenants for the Series A Senior Notes and the Series 2003-A Senior Notes into the line of credit agreement. See Note 9 to the Company's Consolidated Financial Statements contained in this report for additional information regarding the credit facility.

      These agreements also obligate the Company to comply with other restrictive covenants that, among other things, place limitations on operations and sales of assets by the Company or its subsidiaries, and limit the ability of the Company to incur secured indebtedness and liens. Such agreements also obligate the Company's subsidiaries to provide guarantees to the holders of the Senior Notes if guarantees are given by them to certain other lenders.

      In the third quarter of 2004, the Company repaid its Euro Note of
(euro)2.4 million (US $3.0 million) in full. The Euro Note's scheduled maturity was in 2006. The premium paid to the creditor for early extinguishment was not material.

      The Company believes it has adequate resources and liquidity to fund future cash requirements and debt repayments for at least the next twelve months with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets.

DISCLOSURE OF FINANCIAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The Company has entered into various financial obligations and commitments in the course of its ongoing operations and financing strategies. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities as well as from commercial arrangements that are directly supported by related revenue-producing activities. Commercial commitments represent contingent obligations of the Company, which become payable only if certain pre-defined events were to occur, such as funding financial guarantees. See Note 14 to the company's Consolidated Financial Statements contained in this report for further discussion.

      The Company has entered into several contractual joint ventures in order to develop joint bids on contracts for its installation business and for tunneling operations. In these cases, the Company could be required to complete the joint venture partner's portion of the contract if the partner were unable to complete its portion. The Company would be liable for any amounts for which the Company itself could not complete the work and for which a third party contractor could not be located to complete the work for the amount awarded in the contract. While the Company would be liable for additional costs, these costs would be offset by any related revenues due under that portion of the contract. The Company has not experienced material adverse results from such arrangements. Based on these facts, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

      The following table provides a summary of the Company's financial obligations and commercial commitments as of December 31, 2004 (in thousands). This table includes cash obligations related to principal outstanding under existing debt arrangements and operating leases.

                                                         PAYMENTS DUE BY PERIOD
CASH OBLIGATIONS(1)            TOTAL       2005       2006         2007         2008      2009    THEREAFTER
--------------------------     -----       ----       ----         ----         ----      ----    ----------
Long-term debt              $  112,283  $  15,778  $  15,795    $  15,710    $       -  $      -  $  65,000
Interest on long-term
    debt                        40,070      7,221      5,823        4,425        4,251     4,251     14,099
Line of credit facility(2)           -          -          -            -            -         -          -
Operating leases                43,923     13,687      9,747        8,186        6,958     3,384      1,961
                            ----------  ---------  ---------    ---------    ---------  --------  ---------
Total contractual cash
    obligations             $  196,276  $  36,686  $  31,365    $  28,321    $  11,209  $  7,635  $  81,060
                            ----------  ---------  ---------    ---------    ---------  --------  ---------

(1) Cash obligations herein are not discounted. See Notes 9 and 14 to the Company's Consolidated Financial Statements contained in this report regarding long-term debt and commitments and contingencies, respectively.

(2) As of December 31, 2004, there was no borrowing balance on the credit facility and therefore there is no applicable interest rate as the rates are determined on the borrowing date. The available balance was $13.0 million, and the commitment fee was 0.40%. The remaining $12.0 million was used for non-interest bearing letters of credit, the majority of which were collateral for insurance. The Company generally uses the credit facility for short-term borrowings and discloses amounts outstanding as a current liability. See Note 16 to the Company's Consolidated Financial Statements contained in this report regarding refinancing of the line of credit facility.

OFF-BALANCE SHEET ARRANGEMENTS

      The Company uses various structures for the financing of operating equipment, including borrowing, operating and capital leases, and sale-leaseback arrangements. All debt, including the discounted value of future minimum lease payments under capital lease arrangements, is presented in the consolidated balance sheet. The Company's commitments under operating lease arrangements were $43.9 million at December 31, 2004. The Company also has exposure under performance guarantees by contractual joint ventures and indemnification of its surety. However, the Company has never experienced any material adverse effects to its consolidated financial position, results of operations or cash flows relative to these arrangements. All foreign joint ventures are accounted for using the equity method. The Company has no other off-balance sheet financing arrangements or commitments. See Note 14 to the Company's Consolidated Financial Statements contained in this report regarding commitments and contingencies.

EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

      Affholder, Inc., the Company's wholly-owned subsidiary that comprises the tunneling segment, owns, or leases under long-term operating leases with third-party leasing companies, several pieces of tunneling equipment, including cranes and tunnel boring machines. From time to time for specific projects, Affholder will lease additional equipment from a variety of sources. During 2004, Affholder leased four cranes and two tunnel boring machines from A-Y-K-E Partnership. A-Y-K-E is a partnership that is controlled by Robert W. Affholder, a member of the Company's board of directors. During the year ended December 31, 2004, Affholder paid A-Y-K-E $460,000 pursuant to equipment leases. This amount represents 8.6% of all lease payments made by Affholder during 2004 and 2.1% of all lease payments made by the Company in 2004. The cranes and tunnel boring machine that are currently under lease are leased under separate lease agreements on terms that are substantially similar to, or better than, those otherwise available to Affholder in the market. The leases are terminable upon 30 days' prior notice by either party. During 2004, A-Y-K-E leased equipment only to Affholder. At Affholder's discretion, Affholder may sublease the equipment to third parties and retain any profit generated from the sublease.

NEW ACCOUNTING PRONOUNCEMENTS

      For a discussion of new accounting pronouncements, see Note 2 to the Company's Consolidated Financial Statements contained in this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

MARKET RISK

      The Company is exposed to the effect of interest rate changes, foreign currency and commodity price fluctuations. Due to the immateriality of potential impacts from changes in these rates, the Company does not use derivative contracts to manage these risks.

Interest Rate Risk

      The fair value of the Company's cash and short-term investment portfolio at December 31, 2004 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, is not material.

      The Company's objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, the Company maintains fixed rate debt. The fair value of the Company's long-term debt, including current maturities and the amount outstanding on the line of credit facility, approximated its carrying value at December 31, 2004. Market risk was estimated to be $3.1 million as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's debt specific borrowing rates at December 31, 2004.

Foreign Exchange Risk

      The Company operates subsidiaries, and is associated with licensees and affiliates operating solely in countries outside of the United States, and in currencies other than the U.S. dollar. Consequently, these operations are inherently exposed to risks associated with fluctuation in the value of the local currencies of these countries compared to the U.S. dollar. At December 31, 2004, the Company's holdings in financial instruments denominated in foreign currencies were immaterial.

Commodity Risk

      The Company has exposure to the effect of changes in commodity pricing related to a variety of raw materials and activities that the Company purchases and utilizes in its operating activities, including resin, fiber, pipe and fuel. During the year, the Company experienced increases in costs related to unfavorable changes in commodity prices, which have been discussed in this Item
7. The Company manages this risk by entering into agreements with suppliers, when possible, to mitigate the effects of fluctuations in the underlying commodity markets.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management's Report on Internal Control Over Financial Reporting...    31

Report of Independent Registered Public Accounting Firm............    32

Consolidated Statements of Income for the Years
  ended December 31, 2004, 2003 and 2002...........................    33

Consolidated Balance Sheets, December 31, 2004 and 2003 ...........    34

Consolidated Statements of Stockholders' Equity for the Years
  ended December 31, 2004, 2003 and 2002...........................    35

Consolidated Statements of Cash Flows for the Years
  ended December 31, 2004, 2003 and 2002...........................    36

Notes to Consolidated Financial Statements.........................    37

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Under the supervision and with the participation of company management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was performed of the effectiveness of the Company's internal control over financial reporting as of the year ended December 31, 2004. In performing this evaluation, management employed the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.

Based on the criteria set forth in Internal Control - Integrated Framework, management, including the Company's Chief Executive Officer and Chief Financial Officer, has concluded that the Company's internal control over financial reporting was effective as of December 31, 2004.

Company management does not expect that its system of internal control over financial reporting and procedures will prevent all misstatements due to inherent limitations. Therefore, management's assessment provides reasonable, but not absolute, assurance that misstatements will be prevented and/or detected by the established internal control and procedures over financial reporting.

Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Thomas  S. Rooney, Jr.
----------------------------------------------------
Thomas S. Rooney, Jr.
President and Chief Executive Officer

/s/ Christian G. Farman
----------------------------------------------------
Christian G. Farman
Senior Vice President and Chief Financial Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of Insituform Technologies, Inc.:

We have completed an integrated audit of Insituform Technologies, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Insituform Technologies, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

St. Louis, Missouri
March 16, 2005

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                    (In thousands, except per share amounts)

                                                                      2004         2003         2002
                                                                    ---------    ---------    ---------
REVENUES                                                            $ 542,598    $ 487,272    $ 480,358

COST OF REVENUES                                                      443,099      384,614      354,736
                                                                    ---------    ---------    ---------

GROSS PROFIT                                                           99,499      102,658      125,622

OPERATING EXPENSES                                                     89,385       79,733       68,049

AMORTIZATION EXPENSE                                                    1,936        1,595        1,433

RESTRUCTURING CHARGES (Note 5)                                              -         (261)       2,458

IMPAIRMENT CHARGE (Note 6)                                                  -            -        3,499
                                                                    ---------    ---------    ---------
OPERATING INCOME                                                        8,178       21,591       50,183
                                                                    ---------    ---------    ---------
OTHER (EXPENSE) INCOME:
   Interest expense                                                    (9,305)      (8,235)      (7,911)
   Other (Note 11)                                                      1,212       (1,274)       3,055
                                                                    ---------    ---------    ---------
TOTAL OTHER EXPENSE                                                    (8,093)      (9,509)      (4,856)
                                                                    ---------    ---------    ---------
INCOME BEFORE TAXES ON INCOME                                              85       12,082       45,327

TAX (BENEFITS) ON INCOME (Note 12)                                       (835)       6,809       17,451
                                                                    ---------    ---------    ---------
INCOME BEFORE MINORITY INTERESTS, EQUITY IN EARNINGS (LOSSES)
   AND DISCONTINUED OPERATIONS                                            920        5,273       27,876

MINORITY INTERESTS                                                       (107)        (211)        (150)

EQUITY IN EARNINGS (LOSSES) OF AFFILIATED COMPANIES                      (216)        (434)         834
                                                                    ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS                                         597        4,628       28,560

LOSS FROM DISCONTINUED OPERATIONS, net of tax benefits of $0,
     $702 and $3,674, respectively (Note 4)                                 -       (1,103)      (5,869)
                                                                    ---------    ---------    ---------
NET INCOME                                                          $     597    $   3,525    $  22,691
                                                                    =========    =========    =========
EARNINGS PER SHARE:
   Basic:
     Income from continuing operations                              $    0.02    $    0.17    $    1.08
     Loss from discontinued operations                                      -        (0.04)       (0.22)
                                                                    ---------    ---------    ---------
     Net income                                                     $    0.02    $    0.13    $    0.86
                                                                    =========    =========    =========
   Diluted:
     Income from continuing operations                              $    0.02    $    0.17    $    1.07
     Loss from discontinued operations                                      -        (0.04)       (0.22)
                                                                    ---------    ---------    ---------
     Net income                                                     $    0.02    $    0.13    $    0.85
                                                                    =========    =========    =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS - AS OF DECEMBER 31, 2004 AND 2003
                    (In thousands, except share information)

                                                                    2004          2003
                                                                 ----------    ----------
CURRENT ASSETS:
   Cash and cash equivalents                                     $   93,246    $   93,865
   Restricted cash                                                    1,705         6,126
   Receivables, net                                                  78,665        90,814
   Retainage                                                         25,655        24,902
   Costs and estimated earnings in excess of billings                34,789        27,853
   Inventories                                                       13,339        12,935
   Prepaid expenses and other assets                                 21,469        19,515
   Assets held related to discontinued operations                         -         1,263
                                                                 ----------    ----------
           Total current assets                                     268,868       277,273
                                                                 ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation         90,846        75,667
                                                                 ----------    ----------
OTHER ASSETS:
   Goodwill                                                         131,540       131,613
   Other assets                                                      17,567        23,807
                                                                 ----------    ----------
           Total other assets                                       149,107       155,420
                                                                 ----------    ----------
           Total assets                                          $  508,821    $  508,360
                                                                 ==========    ==========

CURRENT LIABILITIES:
  Current maturities of long-term debt and line of credit        $   15,778    $   16,938
  Accounts payable and accrued expenses                              85,398        82,670
  Billings in excess of costs and estimated earnings                 12,809         8,495
  Liabilities related to discontinued operations                          -         1,770
                                                                 ----------    ----------
           Total current liabilities                                113,985       109,873

LONG-TERM DEBT, less current maturities                              96,505       114,323

OTHER LIABILITIES                                                     6,848         3,530
                                                                 ----------    ----------
           Total liabilities                                        217,338       227,726
                                                                 ----------    ----------
MINORITY INTERESTS                                                    1,647         1,465
                                                                 ----------    ----------
COMMITMENTS AND CONTINGENCIES (Note 14)                                   -             -
STOCKHOLDERS' EQUITY:
  Preferred stock, undesignated, $.10 par - shares authorized
     2,000,000; none outstanding                                          -             -
  Common stock, $.01 par - shares authorized 60,000,000;
     shares issued 29,100,419 and 28,815,669; shares
     outstanding 26,742,955 and 26,458,205                              291           288
  Unearned restricted stock                                          (1,226)         (412)
  Additional paid-in capital                                        138,695       133,794
  Retained earnings                                                 198,925       198,328
  Treasury stock, at cost - 2,357,464 shares                        (51,596)      (51,596)
  Accumulated other comprehensive income (loss)                       4,747        (1,233)
                                                                 ----------    ----------
           Total stockholders' equity                               289,836       279,169
                                                                 ----------    ----------
           Total liabilities and stockholders' equity            $  508,821    $  508,360
                                                                 ==========    ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                     (In thousands, except number of shares)

                                                                                            Accumulated
                                                  Unearned                                   Other
                                 Common Stock    Restricted  Additional                    Comprehensive     Total
                              -----------------    Stock      Paid-In   Retained Treasury    Income      Stockholders' Comprehensive
                               Shares    Amount Compensation  Capital   Earnings   Stock     (Loss)        Equity         Income
                              ---------- ------ ------------ ---------- -------- --------- ------------- ------------- -------------
BALANCE, December 31, 2001    28,571,158 $ 286          -    $ 129,651  $172,112 $(44,563)   $(7,359)     $250,127

   Net income                          -     -          -            -    22,691        -          -        22,691       $   22,691
   Issuance of common stock
     upon exercise of
     options, including
     income tax benefit
     of $654                     205,280     2          -        3,169         -        -          -         3,171                -
   Common stock repurchased            -     -          -            -         -   (5,182)         -        (5,182)               -
   Foreign currency
     translation adjustment            -     -          -            -         -        -      1,811         1,811            1,811
                                                                                                                         ----------
   Total comprehensive income          -     -          -            -         -        -          -             -       $   24,502
                              ---------- -----    -------    ---------  -------- --------    -------     ---------       ==========

BALANCE, December 31, 2002    28,776,438 $ 288          -    $ 132,820  $194,803 $(49,745)   $(5,548)     $272,618

   Net income                          -     -          -            -     3,525        -          -         3,525       $    3,525
   Issuance of common stock
     upon exercise of
     options, including
     income tax benefit
     of $42                       39,231     -          -          472         -        -          -           472                -
   Restricted stock issued
     (See Note 10)                     -     -    $  (993)         993         -        -          -             -                -
   Amortization and
     forfeitures of
     restricted stock                  -     -        581         (491)        -        -          -            90                -
   Common stock repurchased            -     -          -            -         -   (1,851)         -        (1,851)               -
   Foreign currency
     translation adjustment            -     -          -            -         -        -      4,315         4,315            4,315
                                                                                                                         ----------
   Total comprehensive                 -     -          -            -         -        -          -             -       $    7,840
     income                   ---------- -----    -------    ---------  -------- --------    -------      --------       ==========
BALANCE, December 31, 2003    28,815,669 $ 288    $  (412)   $ 133,794  $198,328 $(51,596)   $(1,233)     $279,169

   Net income                          -     -          -            -       597        -          -           597       $      597
   Issuance of common stock
     upon exercise of
     options, including
     income tax benefit
      of $382                    284,750     3          -        3,959         -        -          -         3,962                -
   Restricted stock issued
     (See Note 10)                     -     -     (1,469)       1,469         -        -          -             -                -
   Amortization and
     forfeitures of
     restricted stock                  -     -        655         (527)        -        -          -           128                -
   Foreign currency
     translation adjustment            -     -          -            -         -        -      5,980         5,980            5,980
                                                                                                                         ----------
   Total comprehensive
     income                            -     -          -            -         -        -          -             -       $    6,577
                              ---------- -----    -------    ---------  -------- --------    -------      --------       ==========
BALANCE, December 31, 2004    29,100,419 $ 291    $(1,226)   $ 138,695  $198,925 $(51,596)   $ 4,747      $289,836
                              ========== =====    =======    =========  ======== ========    =======      ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (In thousands)

                                                                                    2004        2003        2002
                                                                                  --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $    597    $  3,525    $ 22,691
       Loss from discontinued operations                                                 -       1,103       5,869
                                                                                  --------    --------    --------
   Income from continuing operations                                                   597       4,628      28,560
   Adjustments to reconcile net income to net cash provided by operating activities, excluding the effects of acquisitions -
       Depreciation                                                                 17,502      15,521      14,397
       Amortization                                                                  1,936       1,595       1,433
       (Gain) loss on sale of assets/investment                                        610       1,375      (1,225)
       Write-off of debt issuance costs                                                226           -           -
       Change in restricted cash related to operating activities                      (181)      2,461         277
       Reserve for notes receivable                                                      -       1,090           -
       Other                                                                         4,922       1,912         227
       Asset impairment and restructuring charge                                         -        (261)      5,957
       Deferred income taxes                                                         1,481      (1,624)     (4,364)
       Changes in operating assets and liabilities, net of purchased businesses
         (Note 13)                                                                  15,464       5,157     (19,657)
                                                                                  --------    --------    --------
           Net cash provided by operating activities of continuing operations       42,557      31,854      25,605
           Net cash provided by operating activities of discontinued
             operations                                                                  -       5,192         853
                                                                                  --------    --------    --------
           Net cash provided by operating activities                                42,557      37,046      26,458
                                                                                  --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                            (35,195)    (19,929)    (21,782)
   Proceeds from sale of fixed assets                                                1,904       1,365      10,503
   Proceeds from sale of investment                                                      -           -       1,920
   Net proceeds from sale of businesses (discontinued operations)                        -           -       5,430
   Purchases of businesses, net of cash acquired                                         -      (7,776)     (8,459)
   Other investing activities                                                         (844)          -        (960)
                                                                                  --------    --------    --------
           Net cash used by investing activities                                   (34,135)    (26,340)    (13,348)
                                                                                  --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                            3,580         430       2,517
   Purchases of treasury stock                                                           -      (1,597)     (5,182)
   Proceeds from long-term debt                                                          -      65,112           -
   Principal payments on long-term debt and lines of credit, net                   (18,978)    (50,224)    (10,692)
   Changes in restricted cash related to financing activities                        4,602      (4,602)          -
   Deferred financing costs paid                                                      (633)       (867)          -
                                                                                  --------    --------    --------
           Net cash provided by/(used in) financing activities                     (11,429)      8,252     (13,357)
                                                                                  --------    --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              2,388       3,506       1,261
                                                                                  --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (619)     22,464       1,014
CASH AND CASH EQUIVALENTS, beginning of year                                        93,865      71,401      70,387
                                                                                  --------    --------    --------
CASH AND CASH EQUIVALENTS, end of year                                            $ 93,246    $ 93,865    $ 71,401
                                                                                  ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for-
     Interest                                                                     $  8,501    $  7,696    $  7,828
     Income taxes (refunded) paid                                                   (5,117)     10,307      17,591
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Noncompete liability recovered in settlement                                   $    919    $      -    $      -
   Notes receivable on sale of discontinued operations                                   -           -       5,000
   Note payable recovered in settlement                                                  -      (5,350)          -
   Accrued interest recovered in settlement                                              -         557           -
   Treasury stock recovered in settlement                                                -         254           -

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS:

Insituform Technologies, Inc. (a Delaware corporation) and subsidiaries (collectively, the "Company") is a worldwide provider of proprietary trenchless technologies for the rehabilitation and improvement of sewer, water, gas and industrial pipes. The Company's primary technology is the Insituform(R) process, a proprietary cured-in-place pipeline rehabilitation process (the "Insituform CIPP Process"). Pipebursting is a non-proprietary trenchless method of dilating and replacing an old pipeline with a new high-density polyethylene pipe. The microtunneling process is a non-proprietary method of drilling a new tunnel from surface operated equipment. Sliplining is a non-proprietary method used to push or pull a new pipeline into an old one. The Company's Tite Liner ("Tite Liner") process is a proprietary method of lining new and existing pipe with a corrosion and abrasion resistant polyethylene pipe. The Company also engages in tunneling used in the installation of new underground services.

2.    SUMMARY OF ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiaries, the most significant of which is a 75%-owned United Kingdom subsidiary, Insituform Linings Plc. For contractual joint ventures, the Company recognizes revenue, costs and profits on its portion of the contract using percentage-of-completion accounting. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to current presentation.

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

Stock-Based Compensation

At December 31, 2004, the Company had two active stock-based compensation plans, which are described in Note 10. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. The Company recorded after-tax, stock-based compensation expense of $0.4 million and $0.2 million related to restricted stock and deferred stock units (See Note 10) in 2004 and 2003, respectively. There was no stock-based compensation expense in 2002 net income as all options granted during those years had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based compensation (in thousands, except share data):

                                                                 2004            2003          2002
                                                               ---------        -------      --------
Net income - as reported                                       $     597        $ 3,525      $ 22,691
Add:  Total stock-based compensation expense included
  in net income, net of related tax effects                          416            223             -
Deduct:  Total stock-based compensation expense
  determined under fair value method for all awards,
  net of related tax effects                                      (2,093)        (3,259)       (6,080)
                                                               ---------        -------      --------
Pro-forma net income (loss)                                    $  (1,080)       $   489      $ 16,611
                                                               =========        =======      ========
Basic earnings (loss) per share:
  As reported                                                  $    0.02        $  0.13      $   0.86
  Pro-forma                                                        (0.04)          0.02          0.63
Diluted earnings (loss) per share:
  As reported                                                  $    0.02        $  0.13      $   0.85
  Pro-forma                                                        (0.04)          0.02          0.62

In 2004, the Company issued 54,000 options to employees that included an accelerated vesting provision. These options became fully vested in December 2004. Additional after-tax expense of $0.2 million related to this vesting provision is included in the pro-forma table above. The accelerated vesting provision avoids future compensation expense the Company would have recognized under SFAS 123(R), which will become effective in the third quarter of 2005. SFAS 123(R) is more fully described in "New Accounting Pronouncements" later in this footnote.

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

For SFAS 148 disclosure purposes, the stock-based compensation expense recorded in the determination of reported net income is disclosed in the above table. The pro-forma stock-based compensation expense includes the recorded expense and expense related to stock options that was determined using the fair value method.

Revenues

Revenues include construction and installation revenues that are recognized using the percentage-of-completion method of accounting in the ratio of costs incurred to estimated final costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and equipment costs. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. When estimates indicate that a loss will be incurred on a contract on completion, a provision for the expected loss is recorded in the period in which the loss becomes evident. At December 31, 2004 and 2003, the Company had provided $0.7 million and $4.7 million for expected losses on contracts. The 2003 loss provision included $4.1 million for additional costs related to the removal and reinstallation of an Insituform CIPP Process liner in Boston, Massachusetts. There were no significant loss contracts at December 31, 2004. Revenues from change orders, extra work, variations in the scope of work and claims are recognized when realization is reasonably assured, and at estimated recoverable amounts.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs of $2.9 million, $2.0 million and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively, are included in operating expenses in the accompanying consolidated statements of income.

Taxes on Income

The Company provides for estimated income taxes payable or refundable on current year income tax returns as well as the estimated future tax effects attributable to temporary differences and carryforwards, based upon enacted tax laws and tax rates, and in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes." SFAS 109 also requires that a valuation allowance be recorded against any deferred tax assets that are not likely to be realized in the future.

Earnings Per Share

Earnings per share have been calculated using the following share information:

                                                                 2004              2003          2002
                                                               ---------        ----------    -----------
Weighted average number of common shares used for basic EPS    26,649,030       26,470,587     26,533,541

Effect of dilutive stock options, stock appreciation
   rights, restricted stock and deferred stock units (Note 10)    161,450          150,105        198,221
                                                               ----------       ----------     ----------
Weighted average number of common shares and dilutive
  potential common stock used in diluted EPS                   26,810,480       26,620,692     26,731,762
                                                               ==========       ==========     ==========

Classification of Current Assets and Current Liabilities

The Company includes in current assets and current liabilities certain amounts realizable and payable under construction contracts which may extend beyond one year. The construction periods on projects undertaken by the Company generally range from one to 24 months.

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

Beginning in 2004, and for all periods presented in this report, restricted cash is presented separately on the consolidated balance sheets and changes in restricted cash are presented on the consolidated statements of cash flows according to the purpose for which the restricted cash is held (i.e., operating, investing or financing activity).

Retainage

Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of revenue earned by the Company but held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract. Retainage is generally collected within one year of the completion of a contract, although collection can take up to two years in Europe. Retainage due after one year was approximately $3.2 million and $1.1 million at December 31, 2004 and 2003, respectively.

Allowance for Doubtful Accounts

Management makes estimates of the uncollectibility of accounts receivable and retainage. The Company records an allowance for the greater of historical percentages applied against aged balances, or specific accounts to reduce receivables, including retainage, to the amount that is expected to be collected. The specific allowances are reevaluated and adjusted as additional information is received. After all reasonable attempts to collect the receivable or retainage have been explored, the account is written off against the allowance.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value work-in-process, finished goods and construction materials. Standard cost includes direct labor, raw materials, and manufacturing overhead based on expected production.

Long-Lived Assets

Property, plant and equipment, and other intangibles are recorded at cost and are amortized on a straight-line basis over their estimated useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted future cash flows. If impairment is indicated, the asset is written down to its fair value. See Note 6 regarding intangible asset impairment in 2002.

Goodwill

Prior to 2002, the Company amortized goodwill over periods of 15 to 25 years on the straight-line basis. SFAS 142, which was adopted by the Company on January 1, 2002, provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. The Company recognized no amortization expense in 2004, 2003 or 2002, nor was any goodwill identified as being impaired based on management's impairment analyses performed during 2004, 2003 and 2002. See Note 8 regarding acquired intangible assets and goodwill.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment." This Statement revises the measurement, valuation and recognition of financial accounting and reporting standards for stock-based employee compensation plans contained in SFAS No. 123, "Accounting for Stock-Based Compensation." The new rules require companies to expense the value of employee stock options and similar share-based compensation awards based on fair value recognition provisions. The new principles become effective in the third quarter of 2005. The adoption of SFAS 123 (R) by the Company on July 1, 2005 will cause the Company to expense the fair value of its employee stock options, the impact of which is currently disclosed in its financial statements on a pro-forma basis. While an assessment of the effects of SFAS 123(R) has not been completed, the Company disclosed after tax equity-based compensation expense of $2.1 million in 2004, $3.3 million in 2003 and $6.1 million in 2002, on a pro-forma basis. Any unvested equity-based compensation instruments will be expensed beginning in the third quarter of 2005. Pro-forma expense related to such instruments disclosed in the first two quarters of 2005 will be recorded as expense in the third quarter of 2005.

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

3.    BUSINESS ACQUISITIONS:

In November 2003, the Company acquired the remaining interest in Ka-Te Insituform AG for approximately $2.2 million. Ka-Te Insituform did not have a material impact on 2003 operations.

Effective September 5, 2003, the Company acquired the business and certain assets of Insituform East, Inc. for $5.5 million. An option to purchase certain additional assets was included in the acquisition, which the Company exercised for $0.6 million. The purchase resulted in intangible assets of $4.0 million recorded as licenses, purchased backlog and customer relationships. The Insituform East acquisition added $2.7 million in revenues and $0.1 million of operating income from September 5, 2003 through December 31, 2003.

In July 2003, the Company purchased the remaining third party minority interest in Video Injection S.A. The purchase price was $0.5 million and resulted in $0.3 million of additional goodwill.

In June 2003, the Company completed the acquisition of the business of Sewer Services, Limited. The acquisition, with a price of $0.4 million, resulted in an increase of $0.1 million in goodwill. Sewer Services had revenues of $2.5 million after the acquisition in 2003.

In May 2002, the Company acquired the business and certain assets and liabilities of Elmore Pipe Jacking, Inc. for approximately $12.5 million. The purchase resulted in goodwill of $8.9 million. The Elmore operations provided revenues of $20.7 million and operating income of $1.0 million in the period after acquisition in 2002.

The 2003 and 2002 acquisitions are not considered material individually or in the aggregate. As a result, pro-forma information has not been presented.

4.    DISCONTINUED OPERATIONS:

During the fourth quarter of 2001, the Company decided to sell certain operations that were not consistent with the Company's strategy of providing trenchless rehabilitation and tunneling services. The Company completed the sale of these operations during 2002, with net proceeds of approximately $5.4 million. Discontinued operations were substantially resolved in 2003.

At December 31, 2004, there were no assets or liabilities related to discontinued operations. As of December 31, 2003 and 2002, assets related to discontinued operations totaled $1.3 million and $7.9 million, respectively, and included $0.1 million and $0.7 million of unbilled receivables, respectively. Assets related to discontinued operations also included $0.6 million in retainage receivables, $0.2 million of trade receivables, and $0.4 million of fixed assets at December 31, 2003. Liabilities related to discontinued operations totaled $1.8 million and $3.3 million at December 31, 2003 and 2002, respectively. Revenues from discontinued operations were $0 in 2004, $2.6 million in 2003 and $22.6 million in 2002. Loss from discontinued operations was $0 in 2004, $1.1 million in 2003 and $5.9 million in 2002. The lower activity in discontinued operations in 2003 was due to the winding down of discontinued operations.

5.    RESTRUCTURING:

In the third quarter of 2002, the Company recorded a pre-tax restructuring charge of $2.5 million, which was related to severance costs, asset write-downs, lease cancellations, and certain fixed asset disposals. The remaining unused portion of this restructuring charge of $0.3 million was reversed into income in the third quarter of 2003.

6.    INTANGIBLE ASSET IMPAIRMENT:

During the third quarter of 2002, the Company determined that certain patent, trademark, license and non-compete assets had become impaired due to business decisions and other circumstances. The impact of the impairment charge in 2002 was $3.5 million ($2.2 million after tax).

7.    SUPPLEMENTAL BALANCE SHEET INFORMATION (in thousands):

Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31:

                                2004     2003     2002
                               -------  -------  -------
Balance, at beginning of year  $3,008   $2,175   $2,208
Charged to expense              1,143    2,027      503
Write-offs and adjustments        (74)  (1,194)    (536)
                               ------   ------   ------
Balance, at end of year        $4,077   $3,008   $2,175
                               ======   ======   ======

In the fourth quarter of 2003, the Company increased its allowance for doubtful accounts by $0.6 million in accordance with the Company's bad debt policy.

Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following at December 31:

                                                        2004         2003
                                                      ----------  ----------
Costs incurred on uncompleted contracts               $ 451,549   $ 360,897
Estimated earnings to date                               68,485      89,078
                                                      ---------   ---------
    Subtotal                                            520,034     449,975
Less - Billings to date                                (498,054)   (430,617)
                                                      ---------   ---------
    Total                                             $  21,980   $  19,358
                                                      =========   =========

Included in the accompanying balance sheets:
  Costs and estimated earnings in excess of billings  $  34,789   $  27,853
  Billings in excess of costs and estimated earnings    (12,809)     (8,495)
                                                      ---------   ---------
     Total                                            $  21,980   $  19,358
                                                      =========   =========


Costs and estimated earnings in excess of billings represent work performed which either due to contract stipulations or lacking contractual documentation needed, could not be billed. Substantially all unbilled amounts are expected to be billed and collected within one year.

Inventories

Inventories are summarized as follows at December 31:

                              2004        2003
                            ---------   ---------
Raw materials and supplies   $ 1,885     $ 1,392
Work-in-process                3,006       3,246
Finished products                822       1,932
Construction materials         7,626       6,365
                             -------     -------
     Total                   $13,339     $12,935
                             =======     =======

Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

                                                     Estimated Useful
                                                      Lives (Years)        2004         2003
                                                     ----------------  -----------  -----------
Land and land improvements                                             $    9,894   $    9,822
Buildings and improvements                                5 - 40           27,638       24,807
Machinery and equipment                                   4 - 10          102,781      114,628
Furniture and fixtures                                    3 - 10           13,194       12,106
Autos and trucks                                          3 - 10           33,344        5,203
Construction in progress                                                    8,320        7,761
                                                                       -----------  ----------
       Subtotal                                                           195,171      174,327
Less - Accumulated depreciation and amortization of
  leasehold improvements                                                 (104,325)     (98,660)
                                                                       -----------  ----------
       Total                                                           $   90,846   $   75,667
                                                                       ===========  ==========

In the fourth quarter of 2003, the Company reduced the carrying value of its fixed assets by $0.8 million as determined by its impairment analyses and related assessments.

Other Assets

Other assets are summarized as follows at December 31:

                             2004       2003
                           --------    -------
Investment in affiliates   $  6,375    $ 5,498
License agreements            2,463      2,721
Customer relationships        1,646      1,767
Non-compete agreements        1,450      2,069
Patents and trademarks        1,297      1,660
Deferred income taxes             -      5,251
Purchased backlog                 -        388
Other                         4,336      4,453
                           --------    -------
     Total                 $ 17,567    $23,807
                           ========    =======

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31:

                                                  2004       2003
                                                 -------    -------
Accounts payable - trade                         $50,657    $49,047
Estimated casualty and healthcare liabilities     15,049     10,620
Job costs                                          9,534      8,592
Compensation and bonus                             6,640      6,246
Interest                                           2,256      2,523
Job loss reserves                                    715      4,653
Warranty                                             547        989
                                                 -------    -------
     Total                                       $85,398    $82,670
                                                 =======    =======

In the fourth quarter of 2003, the Company increased its reserves for self-insurance and healthcare costs by $3.7 million to reflect recent Company experience regarding increasing claim costs and updated actuarial information. In the fourth quarter of 2003, the Company recorded a loss job provision of $4.1 million to remove and reinstall an Insituform CIPP Process liner in Boston.

Casualty Insurance and Healthcare Reserves

The Company obtains actuarial estimates of its liabilities on a quarterly basis and adjusts its reserves accordingly. Net increases (decreases) to these reserves in 2004 (in millions) were:

                                    Reserves
                               Casualty   Healthcare
                               Insurance   Benefits
                               ---------  ----------
Balances at December 31, 2003    $ 8.9      $ 1.7
First quarter                      0.9        0.4
Second quarter                     0.8        0.3
Third quarter                      1.7       (0.4)
Fourth quarter                     0.3        0.4
                                 -----      -----
Year ended December 31, 2004       3.7        0.7
                                 -----      -----
  Balances at December 31, 2004  $12.6      $ 2.4
                                 =====      =====

8.    ACQUIRED INTANGIBLE ASSETS AND GOODWILL:

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which required that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provided that certain intangible assets deemed to have an indefinite useful life, such as goodwill, should not be amortized, but be tested for impairment annually, or more frequently if circumstances indicate potential impairment. The Company adopted SFAS 142 on January 1, 2002, at which time amortization of goodwill ceased and a transitional impairment test was performed. The annual impairment test for goodwill was performed in the fourth quarter of 2004 and 2003, respectively. Management retained an independent party to perform a valuation of the Company's reporting units, which consist of North American rehabilitation, European rehabilitation, tunneling and Tite Liner, and determined that no impairment of goodwill existed.

Changes in the carrying amount of goodwill for the year ended December 31, 2004 were as follows (in thousands):

                                  Rehabilitation  Tunneling    Total
                                  --------------  ---------  ---------
Balance as of December 31, 2003      $122,693      $  8,920  $131,613
Foreign currency adjustment               (73)            -       (73)
                                     --------      --------  --------
Balance as of December 31, 2004      $122,620      $  8,920  $131,540
                                     ========      ========  ========

Intangible assets were as follows (in thousands):

                                               As of December 31, 2004
                                            Gross Carrying    Accumulated
                                                  Amount     Amortization
                                            --------------   ------------
Amortized intangible assets:
      Patents and trademarks                  $ 13,943         $(12,646)
      License agreements                         4,803           (2,340)
      Non-compete agreements                     4,737           (3,287)
      Customer relationships                     1,797             (151)
                                              --------         --------
          Total                               $ 25,280         $(18,424)
                                              ========         ========
Aggregate amortization expense:
      For the year ended December 31, 2004                     $  1,936

Estimated amortization expense:
      For year ending December 31, 2005                        $  1,302
      For year ending December 31, 2006                           1,135
      For year ending December 31, 2007                             706
      For year ending December 31, 2008                             447
      For year ending December 31, 2009                             338

9.    LONG-TERM DEBT AND LINE OF CREDIT FACILITY:

Long-term debt and line of credit consisted of the following at December 31 (in thousands):

                                                                                  2004         2003
                                                                                ---------    ---------
7.88% Senior Notes, Series A, payable in $15,715 annual installments beginning February 2001 through 2007, with interest payable
  semiannually                                                                   $ 47,140     $ 62,855
5.29% Senior Notes, Series 2003-A, due April 24, 2013                              65,000       65,000
Line of credit facility                                                                 -            -
5.5% bank term loan,(euro)5.7 million, payable in seven equal annual installments through July 2006, with interest payable quarterly, repaid in
  September 2004                                                                        -        3,052
Other notes, including capital leases, interest rates from 5.0% to 10.5%              143          354
                                                                                 --------     --------
          Subtotal                                                                112,283      131,261
Less - Current maturities                                                         (15,778)     (16,938)
                                                                                 --------     --------
          Total                                                                  $ 96,505     $114,323
                                                                                 ========     ========

Principal payments required to be made for each of the next five years and thereafter are summarized as follows (in thousands):

                    Year                 Amount
                    ----------          ---------
                    2005                $ 15,778
                    2006                  15,795
                    2007                  15,710
                    2008                       -
                    2009                       -
                    Thereafter            65,000
                                        --------
                        Total           $112,283
                                        ========

At December 31, 2004 and 2003, the estimated fair value of the Company's long-term debt was approximately $109.1 million and $131.3 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity.

Senior Notes

      The Series A Senior Notes may be prepaid at the Company's option on a pro rata basis with the Series 2003-A Senior Notes, in whole or in part, at any time, together with a make-whole premium, and upon specified change in control events each holder has the right to require the Company to purchase its Senior Notes without any premium. The Series 2003-A Senior Notes may be prepaid at the Company's option on a pro rata basis with the Series A Senior Notes, in whole or in part, at any time, together with a make-whole premium. Upon specified change in control events each holder has the right to require the Company to purchase its Senior Notes, Series 2003-A, without any premium.

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

      The Company was not in compliance with one of its debt covenants at December 31, 2004 under the Series A Senior Notes. See Note 16 for amendments obtained related to covenant violations.

Line of Credit Facility

      The Company has a credit facility with Bank of America which provides a borrowing capacity of $25 million, any portion of which may be used for the issuance of standby letters of credit. On March 16, 2005, the bank executed a waiver of a cross-default that had occurred as of December 31, 2004 when a covenant under the Series A Senior Note was not met. See Note 16 for amendments obtained related to covenant violations. The bank also agreed to be subject to the same restrictive covenants as the Series A Senior Notes and the Series 2003-A Senior Notes starting in the first quarter of 2005 and for each quarter thereafter. The bank also requires the Company to maintain an unrestricted cash balance of at least $50 million. The line of credit facility matures on March 31, 2006.

      Under the line of credit facility, the Company pays a commitment fee equal to 0.5% per annum on the unborrowed balance at the end of each fiscal quarter. The Company will pay a letter of credit fee of 2.50% per annum on the aggregate stated amount for each letter of credit that it has issued and outstanding at the end of each fiscal quarter. Any loan under the line of credit facility will bear interest at the rate equal to the Bank of America prime rate (5.25% at December 31, 2004).

      At December 31, 2004, $12.0 million in letters of credit were issued and outstanding as collateral for the benefit of certain of the Company's insurance carriers. There were no other outstanding borrowings under the line of credit facility at December 31, 2004, resulting in $13.0 million in available borrowing capacity under the line of credit facility as of that date.

10.   STOCKHOLDERS' EQUITY:

Stock Option Plans

The 2001 Employee Equity Incentive Plan ("Employee Incentive Plan") provides for the granting to employees of stock-based awards, including (a) stock appreciation rights, (b) restricted shares of common stock, (c) performance awards, (d) stock options and (e) stock units. The maximum number of shares of common stock that currently may be issued under the Employee Incentive Plan is 2,000,000. The Employee Incentive Plan is administered by the Compensation Committee of the Board of Directors, which determines the eligibility, timing, pricing, amount, vesting and other terms and conditions of awards, including stock option awards. The Company accounts for options granted under this plan in accordance with APB 25. The exercise price of each option issued under the Employee Incentive Plan equals the closing market price of the Company's stock on the date of grant and, therefore, the Company makes no charge to earnings with respect to these options. Stock options, issued under the Employee Incentive Plan, generally vest over three years (with 25% vesting upon grant) and have an expiration date of five to ten years after the date of grant.

The Company granted 65,000 restricted shares of common stock to executives and key employees during 2004 and 57,300 restricted shares were granted in 2003. The restrictions on grants of restricted stock expire three years after the grant date, provided that employment continues through the restriction period. Restricted stock expense is recorded based on the stock price on the date of grant and recorded ratably throughout the restriction period. At December 31, 2004, there were 73,600 shares of restricted stock outstanding, and the Company had recorded $0.1 million in after-tax compensation expense during 2004, net of the effect of forfeitures. At December 31, 2003, there were 28,400 shares of restricted stock outstanding and the Company had recorded $0.1 million in compensation expense, net of the effect of forfeitures. There were no restricted stock grants or related compensation expense in 2002.

The 2001 Non-Employee Director Equity Incentive Plan ("Non-Employee Director Incentive Plan"), administered by the Board of Directors, provides for the granting of stock options and deferred stock units to non-employee directors. The total number of shares of common stock available for issuance under the Non-Employee Director Incentive Plan is 200,000. Under the terms of the Non-Employee Director Incentive Plan, each non-employee director receives a stock option to purchase shares of common stock and/or deferred stock units each year on the date of the Annual Meeting of Stockholders (or promptly thereafter, as determined by the Board), provided that such director continues to be a non-employee director following such Annual Meeting. The purchase price per share of common stock for which each option is exercisable is the fair market value per share of common stock on the date the option is granted. Each option granted under the Non-Employee Director Incentive Plan is fully vested and exercisable immediately, and expires not later than ten years from the date of the grant. Each deferred stock unit represents the obligation of the Company to transfer one share of common stock to the non-employee director at a future date and is fully vested at grant. The Board, based on the recommendation of the Compensation Committee, granted deferred stock units to each of the Company's non-employee directors in 2003 and 2004 under the Non-Employee Director Incentive Plan.

The Company granted an aggregate of 31,300 and 27,500 deferred stock units to its Board of Directors, excluding the Company's Chief Executive Officer, in 2004 and 2003, respectively. Following termination of the director's service on the Company's board due to death or a change in control, or six months after termination of the director's service for any other reason, shares of the Company's common stock equal to the number of deferred stock units reflected on the director's account, will be distributed. A director may, while serving on the Company's board, elect to defer the distribution date in annual installments over a period up to five years, beginning in the year following termination of service on the board. The Company recorded compensation expense of $0.5 million in 2004 and $0.4 million in 2003 related to deferred stock unit grants. There were no deferred stock unit grants or related compensation expense during 2002.

Under the 1992 Employee Stock Option Plan and Director Stock Option Plan, the Company was authorized to grant options to its employees and directors not to exceed 2,850,000 and 1,500,000 shares of common stock, respectively. No options have been granted under the Employee Stock Option Plan or the Director Stock Option Plan since the adoption of the Employee Incentive Plan and the Non-Employee Director Incentive Plan. As of December 31, 2004, 699,729 options granted under the Employee Plan and the Director Plan remained outstanding.

In accordance with SFAS 123, the Company has estimated the fair value of each option grant using the Black-Scholes option-pricing model and has included in
Note 2 a table illustrating the effect on net income and earnings per share had the Company applied the fair value recognition provisions. The following weighted average assumptions were used for the grants in 2004, 2003 and 2002, respectively: expected volatility of 60%, 61% and 64%; risk-free interest rates of 4.3%, 3.0% and 3.8%; expected lives of five, six and six years; and no dividends. The following tables summarize information about options outstanding at December 31, 2004:

                           Options Outstanding            Options Exercisable
                  ------------------------------------  ----------------------
                                 Weighted
                                  Average     Weighted               Weighted
                                 Remaining    Average                 Average
     Range of        Number     Contractual   Exercise    Number     Exercise
  Exercise Price  Outstanding      Life        Price    Exercisable    Price
----------------  -----------  -------------  --------  -----------  ---------
$4.00 to $10.00       59,315     2.9 years      8.75       59,315       8.75
$10.00 to $20.00     604,413     5.5 years     14.54      299,068      14.31
$20.00 and above     986,830     5.2 years     26.47      845,803      27.21
                   ---------                            ---------
                   1,650,558                            1,204,186
                   =========                            =========

                                                2004                       2003                        2002
                                       ----------------------     ----------------------     -----------------------
                                                    Weighted                   Weighted                    Weighted
                                                     Average                    Average                     Average
                                                    Exercise                   Exercise                    Exercise
                                         Shares       Price         Shares       Price         Shares        Price
                                       ----------   ---------     ----------   ---------     ----------    ---------
Options outstanding, beginning of
  year                                 2,264,139       $22.23     2,150,969       $23.59     1,857,302      $22.50
Granted                                  417,389        16.95       371,515        12.84       676,471       23.88
Exercised                               (283,948)       12.61       (39,231)       11.09      (205,280)      12.26
Forfeited                               (747,022)       23.99      (219,114)       21.27      (177,524)      25.99
                                       ---------                  ---------                  ---------
Options outstanding, end
    of year                            1,650,558        21.46     2,264,139        22.23     2,150,969       23.59
                                       =========                  =========                  =========
Options exercisable, end of year       1,204,186        23.09     1,780,230        22.82     1,442,413       22.28
                                       =========                  =========                  =========
Weighted average fair value of
  options granted                         $10.44                      $7.53                     $14.26

At December 31, 2004, 947,669 and 88,700 shares of common stock were reserved for granting of awards pursuant to Employee Incentive Plan and the Non-Employee Director Incentive Plan, respectively.

Shareholders' Rights Plan

In February 2002, the Company's Board of Directors adopted a Shareholders' Rights Plan. Pursuant to the Shareholders' Rights Plan, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company's common stock, $.01 par value, payable to the Company's stockholders of record as of March 13, 2002. Each right, when exercisable, entitles the holder to purchase from the Company one one-hundredth of a share of a new series of voting preferred stock, designated as Series A Junior Participating Preferred Stock, $0.10 par value, at an exercise price of $116.00 per one one-hundredth of a share.

The rights will trade in tandem with the common stock until 10 days after a "distribution event" (i.e., the announcement of an intention to acquire or the actual acquisition of 20% or more of the outstanding shares of common stock), at which time the rights would become exercisable. Upon exercise, the holders of the rights (other than the person who triggered the distribution event) will be able to purchase for the exercise price, shares of common stock (or the common stock of the entity which acquires the company) having the then market value of two times the aggregate exercise price of the rights. The rights expire on March 12, 2012, unless redeemed, exchanged or otherwise terminated at an earlier date.

11.   OTHER INCOME (EXPENSE):

Other income (expense) was comprised of the following for the years ended December 31 (in thousands):

                                              2004       2003        2002
                                            --------   ---------   ---------
Interest income                              $1,397     $ 1,507     $ 1,898
Gain (loss) on sale/disposal of assets         (610)     (1,375)      1,225
Reserve for notes receivable                      -      (1,090)          -
Other                                           425        (316)        (68)
                                             ------     -------     -------
     Total                                   $1,212     $(1,274)    $ 3,055
                                             ======     =======     =======

During the fourth quarter of 2003, the Company reserved $1.1 million in notes receivable from the purchaser of certain discontinued operations.

During 2002, the Company disposed of a real estate investment acquired in a prior year for proceeds of $1.9 million and a gain of $1.2 million, included in the table above.

12. TAXES ON INCOME:

Income (loss) from continuing operations before taxes on income was as follows for the years ended December 31 (in thousands):

                            2004         2003       2002
                           -------     -------    --------
               Domestic    $(8,310)    $ 4,097    $ 38,464
               Foreign       8,395       7,985       6,863
                           -------     -------    --------
                    Total  $    85     $12,082    $ 45,327
                           =======     =======    ========

Provisions (benefits) for taxes on income from continuing operations consisted of the following components for the years ended December 31 (in thousands):

                                  2004       2003        2002
                                -------    --------    --------
           Current:
             Federal            $(6,778)   $  3,342    $ 15,578
             Foreign              4,274       4,007       3,935
             State                  188       1,084       2,302
                                -------    --------    --------
               Subtotal          (2,316)      8,433      21,815
                                -------    --------    --------
           Deferred:
             Federal              2,735      (1,581)     (3,705)
             Foreign               (713)        (56)       (247)
             State                 (541)         13        (412)
                                -------    --------    --------
               Subtotal           1,481      (1,624)     (4,364)
                                -------    --------    --------

               Total tax
                   provision    $  (835)   $  6,809    $ 17,451
                                =======    ========    ========

Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes, equity in income (loss) of joint ventures and minority interests as a result of the following (dollars in thousands):

                                                                   2004        2003        2002
                                                                  -------   ---------   ----------
Income taxes at U.S. federal statutory tax rate                    $  30     $ 4,229     $ 15,864
Increase (decrease) in taxes resulting from:
  State income taxes, net of federal income tax benefit             (229)        305        1,597
  Amortization of intangibles                                       (616)       (700)        (700)
  Effect of foreign income taxes                                    (126)        (96)         220
  Valuation allowance on net operating loss carryforwards (NOL)      100         747            0
  Non-deductible meals and entertainment                             668       1,626          179
  Federal motor fuels excise tax credit                             (686)          0            0

  Other                                  24          698         291
                                    -------      -------     -------
Total (benefits) taxes on income    $  (835)     $ 6,809     $17,451
                                    -------      -------     -------
Effective tax rate                   (982.4)%       56.4%       38.5%
                                    =======      =======     =======

In 2003, the Company determined that additional taxes were required to be paid related to the Company's meals and entertainment tax deductions.

Net deferred taxes consisted of the following at December 31 (in thousands):

                                                  2004         2003
                                                --------     --------
Deferred income tax assets:
  Foreign tax credit carryforwards              $  3,234     $  3,046
  Net operating loss carryforwards                 7,686        5,479
  Accrued expenses                                 9,291        8,106
  Other                                            1,560        1,514
                                                --------     --------
    Total gross deferred income tax assets        21,771       18,145
                                                --------     --------
  Less valuation allowance                        (5,014)      (4,107)
                                                --------     --------
    Net deferred income tax assets                16,757       14,038
                                                --------     --------
Deferred income tax liabilities:
  Property, plant and equipment                 $ (8,849)    $ (6,021)
  Other                                           (4,043)      (2,766)
                                                --------     --------
    Total deferred income tax liabilities        (12,892)      (8,787)
                                                --------     --------
    Net deferred income tax assets              $  3,865     $  5,251
                                                ========     ========

The Company's tax assets and liabilities, netted by taxing location, are in the following captions in the balance sheet (in thousands):

                                                             2004        2003
                                                            -------     -------
Current deferred income tax assets, net                     $ 6,878     $     0
Noncurrent deferred income tax assets (liabilities), net     (3,013)      5,251
                                                            -------     -------
                                                            $ 3,865     $ 5,251
                                                            =======     =======

The Company's deferred tax assets at December 31, 2004 include $7.7 million in Federal, state and foreign net operating loss carryforwards. These NOLs include $2.0 million, which if not used will expire between the years 2005 and 2024, and $5.7 million that has no expiration. The Company also has foreign tax credit carryforwards of $3.2 million, which will begin to expire in 2011.

For financial reporting purposes, a valuation allowance of $5.0 million has been recognized, to reduce the deferred tax assets related to certain state and foreign net operating loss carryforwards, for which it is more likely than not that the related tax benefits will not be realized, due to uncertainties as to the timing and amounts of future taxable income.

Management has reviewed the Company's historical levels of taxable income, estimates of future taxable income, and expiration periods of net operating loss carryforwards and has concluded that it is more likely than not that the net deferred tax assets of $3.9 million at December 31, 2004 will be realized.

13. CHANGES IN OPERATING ASSETS:

The following are the cash flow effects of changes in operating assets, excluding the effect of acquisitions and divestitures:

                                                         2004         2003         2002
                                                       --------     --------     -------
Receivables, net, retainage and costs and estimated
  earnings in excess of billings                       $  4,460     $  1,614     $ (9,921)
Inventories                                                (404)        (200)       1,313
Prepaid expenses and other assets                         2,818       (4,605)      (2,414)
Accounts payable and accrued expenses                     8,590        8,348       (8,635)
                                                       --------     --------     --------
     Total                                             $ 15,464     $  5,157     $(19,657)
                                                       ========     ========     ========

14.   COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases a number of its administrative operations facilities under noncancellable operating leases expiring at various dates through 2020. In addition, the Company leases certain construction, automotive and computer equipment on a multi-year, monthly or daily basis. Rental expense in 2004, 2003 and 2002 was $21.3 million, $17.6 million and $18.6 million, respectively. Rental expense paid to a related party was $460,000, $510,000 and $600,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, the future minimum lease payments required under the noncancellable operating leases were as follows (in thousands):

Year        Minimum Lease Payments
----------  ----------------------
2005                 $13,687
2006                   9,747
2007                   8,186
2008                   6,958
2009                   3,384
After 2009             1,961
                     -------
   Total             $43,923
                     =======

Litigation

In the third quarter of 2002, an accident on an Insituform CIPP Process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. The Company fully cooperated with Iowa's state OSHA in the investigation of the accident. Iowa OSHA issued a Citation and Notification of Penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. The Company challenged Iowa OSHA's findings, and in the fourth quarter of 2003, an administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. The Company is vigorously opposing the citations and, in connection therewith, filed a notice of appeal with the Iowa district court. On February 4, 2005, the Iowa district court heard oral arguments from the Company and the Employment Appeal Board regarding the appeal.

In July 2004, three separate civil actions were filed in the Iowa district court of Polk County with respect to the Des Moines accident. The first complaint, filed by family members and the Estate of Brian Burford on July 7, 2004, named the Company, Insituform Technologies USA, Inc. (a wholly owned subsidiary of the Company), the City of Des Moines and 15 current or former employees of the Company as defendants. The two other actions, filed on July 6, 2004 by (1) family members and the Estate of Daniel Grasshoff and (2) Michael Walkenhorst, James E. Johnson and Linda Johnson, named the City of Des Moines and the 15 current or former employees of the Company as defendants, but did not name the Company or Insituform USA as defendants. The complaints filed with respect to Messrs. Burford and Grasshoff alleged wrongful death, negligence, gross negligence and civil conspiracy. The complaint filed with respect to Messrs. Walkenhorst and Johnson alleged gross negligence and civil conspiracy. The Company believes that the allegations in each of the complaints are without merit and that the workers' compensation statutes provide the exclusive remedy to the plaintiffs for the deaths and injuries that occurred as a result of the Des Moines accident. The Company intends to vigorously defend the actions. Each complaint sought unspecified damages, including punitive damages.

In December 2003, Environmental Infrastructure Group, L.P. ("EIG") filed suit in the district court of Harris County, Texas, against several defendants, including Kinsel Industries, Inc., a wholly-owned subsidiary of the Company, seeking unspecified damages. The suit alleges, among other things, that Kinsel failed to pay EIG monies due under a subcontractor agreement. In February 2004, Kinsel filed an answer, generally denying all claims, and also filed a counter-claim against EIG based upon EIG's failure to perform work required of it under the subcontract. In June 2004, EIG amended its complaint to add the Company as an additional defendant and include a claim for lost opportunity damages. The Company believes that the factual allegations and legal claims made against it and Kinsel are without merit and intends to vigorously defend them.

Boston Installation

In August 2003, the Company began an Insituform CIPP Process installation in Boston. The $1 million project required the Company to line 5,400 feet of a 109-year-old, 36- to 41-inch diameter unusually shaped hand-laid rough brick pipe. Many aspects of this project were atypical of the Company's normal Insituform CIPP Process installations. Following installation, the owner rejected approximately 4,500 feet of the liner and all proposed repair methods. All rejected liner was removed and re-installed, and the Company recorded a loss of $5.1 million on this project in the year ended December 31, 2003. The lines are now back in service and the contract is now in a warranty period. The Company will be required to inspect the lines in early 2005 to determine if any problems exist. The Company believes that it has adequately reserved for potential warranty costs at December 31, 2004.

The Company has a "Contractor Rework" special endorsement to its primary comprehensive general liability insurance policy. The Company filed a claim with its primary insurance carrier relative to rework of the Boston project. The carrier paid the Company the primary coverage of $1 million, less a $250,000 deductible, in satisfaction of its obligations under the policy.

The Company has excess comprehensive general liability insurance coverage. The excess insurance coverage is in an amount far greater than the estimated costs associated with the liner removal and re-installation. The Company believes the "Contractor Rework" special endorsement applies to the excess insurance coverage; it has already incurred costs in excess of the primary coverage and it has put its excess carrier on notice. The excess insurance carrier denied coverage in writing without referencing the "Contractor Rework" special endorsement, and subsequently indicated that it does not believe that the "Contractor Rework" special endorsement applies to the excess insurance coverage.

On March 10, 2004, the Company filed a lawsuit in Massachusetts against its excess insurance carrier for its failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage. The excess insurance carrier filed an answer in response. In early 2005, the court heard separate motions for summary judgment filed by the Company and the excess insurance carrier. The Company is vigorously pursuing a full recovery of the loss. The Company did not recognize any of the potential excess carrier insurance recovery at December 31, 2004.

Other Litigation

The Company is involved in certain other litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such other litigation will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Retirement Plans

Substantially all of the Company's employees are eligible to participate in the Company sponsored defined contribution savings plan, which is a qualified plan under the requirements of Section 401(k) of the Internal Revenue Code. Total Company contributions to the domestic plan were $1.9 million, $1.6 million and $1.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In addition, certain foreign subsidiaries maintain various other defined contribution retirement plans. Company contributions to such plans for the years ended December 31, 2004, 2003 and 2002 were $1.0 million, $0.6 million and $0.2 million, respectively.

Guarantees

The Company has entered into several contractual joint ventures in order to develop joint bids on contracts for its installation business and for tunneling operations. In these cases, the Company could be required to complete the joint venture partner's portion of the contract if the partner were unable to complete its portion. The Company would be liable for any amounts for which the Company itself could not complete the work and for which a third party contractor could not be located to complete the work for the amount awarded in the contract. While the Company would be liable for additional costs, these costs would be offset by any related revenues due under that portion of the contract. The Company has not experienced material adverse results from such arrangements. Based on these facts, while there can be no assurances, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at December 31, 2004 on its consolidated balance sheet.

15.   SEGMENT AND GEOGRAPHIC INFORMATION:

The Company has principally three operating segments: rehabilitation; tunneling; and Tite Liner. The segments were determined based upon the types of products sold by each segment and each is regularly reviewed and evaluated separately. The rehabilitation segment provides trenchless methods of rehabilitating sewers, pipelines and other conduits using a variety of technologies including the Insituform CIPP Process, pipebursting, microtunneling and sliplining. The tunneling segment engages in tunneling used in the installation of new underground services, large diameter microtunneling and sliplining. The Tite Liner segment provides a method of lining new and existing pipe with a corrosion and abrasion resistant polyethylene pipe. These operating segments represent strategic business units that offer distinct products and services and serve different markets.

The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating income.

There were no customers which accounted for more than 10% of the Company's revenues during each of the three years ended December 31, 2004, 2003 and 2002.

Financial information by segment was as follows at December 31 (in thousands):

                                                   2004       2003      2002
                                                ----------  --------  --------
Revenues:
  Rehabilitation                                $ 409,408   $366,690  $377,674
  Tunneling                                       108,729    100,020    86,297
  Tite Liner                                       24,461     20,562    16,387
                                                ---------   --------  --------
           Total revenues                       $ 542,598   $487,272  $480,358
                                                =========   ========  ========
Operating income (loss):
  Rehabilitation                                $  17,132   $ 14,465  $ 35,208
  Tunneling                                       (13,208)     3,956    12,165
  Tite Liner                                        4,254      3,170     2,810
                                                ---------   --------  --------
           Total operating income               $   8,178   $ 21,591  $ 50,183
                                                =========   ========  ========
Total assets:
  Rehabilitation                                $ 301,006   $300,198  $315,377
  Tunneling                                        73,822     68,494    63,218
  Tite Liner                                        9,349      4,906     6,204
  Corporate                                       124,644    133,499    80,305
  Discontinued                                          -      1,263     7,909
                                                ---------   --------  --------
           Total assets                         $ 508,821   $508,360  $473,013
                                                =========   ========  ========

Capital expenditures:
  Rehabilitation                                $  22,002   $ 10,482  $  6,093
  Tunneling                                         8,549      7,005    12,941
  Tite Liner                                        1,322      1,051       353
  Corporate                                         3,322      1,391     2,395
                                                ---------   --------  --------
           Total capital expenditures           $  35,195   $ 19,929  $ 21,782
                                                =========   ========  ========

Depreciation and amortization:
  Rehabilitation                                $  12,278   $ 10,146  $ 10,035
  Tunneling                                         4,099      3,811     2,570
  Tite Liner                                          797      1,280       880
  Corporate                                         2,264      1,879     2,345
                                                ---------   --------  --------
           Total depreciation and amortization  $  19,438   $ 17,116  $ 15,830
                                                =========   ========  ========

During 2004, the tunneling segment experienced significant negative gross margin adjustments on one large tunneling project in the amount of $11.0 million, $7.3 million of which occurred in the fourth quarter. During the third quarter of 2004, the Company recorded a downward adjustment to the gross margin on this project of $3.7 million.

Financial information by geographic area was as follows at December 31 (in thousands):

                                      2004      2003      2002
                                    --------  --------  --------
Revenues:
  United States                     $439,618  $401,174  $408,218
  Canada                              25,595    22,767    19,339
  Other foreign                       77,385    63,331    52,801
                                    --------  --------  --------
           Total revenues           $542,598  $487,272  $480,358
                                    ========  ========  ========
Operating income:
  United States                     $    946  $ 13,525  $ 43,502
  Canada                               4,005     3,327     2,616
  Other foreign                        3,227     4,739     4,065
                                    --------  --------  --------
           Total operating income   $  8,178  $ 21,591  $ 50,183
                                    ========  ========  ========

Long-lived assets:
  United States                     $ 88,442  $ 80,641  $ 70,924
  Canada                               2,066     2,330     2,772
  Other foreign                       17,905    16,503    15,634
                                    --------  --------  --------
           Total long-lived assets  $108,413  $ 99,474  $ 89,330
                                    ========  ========  ========

16. SUBSEQUENT EVENTS:

      As a result of the net loss incurred in the fourth quarter of 2004, the Company was out of compliance with the fixed charges coverage ratio under its Series A Senior Notes as of December 31, 2004. The actual fixed charges coverage ratio at December 31, 2004 was 1.64 to 1.0 as compared with the required minimum fixed charges coverage ratio under the Series A Senior Notes of 1.7 to 1.0 at December 31, 2004. The default under the Series A Senior Notes resulted in a cross-default under the Series 2003-A Senior Notes and the bank line of credit facility with Bank of America. On March 16, 2005, the Series A Senior Note holders and the Series 2003-A Senior Note holders waived the default and cross-default as of December 31, 2004, and amended the debt covenants under the Series A and the Series 2003-A Senior Notes. The bank also waived the cross-default as of December 31, 2004 and agreed to incorporate the amended debt covenants of the Series A Senior Notes and the Series 2003-A Senior Notes into its credit facility. The Company expects to maintain covenant compliance with respect to the amended covenants throughout 2005 and beyond.

      Effective March 16, 2005, the Company agreed to increase the interest rate on the Series A Senior Notes from 7.88% per annum to 8.88% per annum and to increase the interest rate on the Series 2003-A Senior Notes from 5.29% per annum to 6.54% per annum, to obtain the default and cross-default waivers and the less restrictive financial covenants. The Company also paid its creditors approximately $240,000 in fees to obtain the waivers and amendments. The Company will expense financing costs of $0.5 million in the first quarter of 2005 related to these amendments. The table below sets forth the new covenants, which were effective on March 16, 2005:

                  DESCRIPTION OF COVENANT                          FISCAL QUARTER                AMENDED COVENANT(2),(3)
                  -----------------------                          --------------                -----------------------
$110 MILLION 8.88% SENIOR NOTES, SERIES A, DUE FEBRUARY 14,
2007 AND $65 MILLION 6.54% SENIOR NOTES, SERIES 2003-A, DUE
APRIL 24, 2013
Fixed charge coverage ratio(1)                                   First quarter 2005         No less than 1.25 to 1.0
                                                                 Second quarter 2005        No less than 1.25 to 1.0
                                                                 Third quarter 2005         No less than 1.50 to 1.0
                                                                 Fourth quarter 2005        No less than 1.75 to 1.0
                                                                 First quarter 2006         No less than 2.00 to 1.0

Ratio of consolidated indebtedness to EBITDA(1)                  First quarter 2005         No greater than 4.25 to 1.0
                                                                 Second quarter 2005        No greater than 4.00 to 1.0
                                                                 Third quarter 2005         No greater than 4.00 to 1.0
                                                                 Fourth quarter 2005        No greater than 3.00 to 1.0
                                                                 First quarter 2006         No greater than 3.00 to 1.0

Consolidated net worth(1)                                        First quarter 2005 and     No less than $260 million plus 50% of
                                                                 each quarter thereafter    net income after December 31, 2004 on a
                                                                                            cumulative basis

Consolidated indebtedness to consolidated capitalization(1)      First quarter 2005 and     No greater than 0.45 to 1.0
                                                                 each quarter thereafter

------------
(1) The ratios are calculated as defined in the Note Purchase Agreements, as amended, which have been incorporated into the Company's Annual Report on Form 10-K for the year ended December 31, 2004 as exhibits 10.2 and 10.3.

(2) The ratios for each quarter are based on rolling four-quarter calculations of profitability. The loss in the fourth quarter of 2004 will have a negative impact on the ratios through the third quarter of 2005.

(3) The line of credit facility with Bank of America has incorporated the amended covenants for the Series A Senior Notes and the Series 2003-A Senior Notes into the line of credit agreement. See Note 9 for additional information regarding the credit facility.

17.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

 (In thousands, except per share data)

                                                   First     Second       Third    Fourth(1,2)
                                                 --------  ----------  ----------  ----------
Year ended December 31, 2004:
  Revenues                                       $127,914  $ 142,434   $ 144,821   $ 127,429
  Gross profit                                     25,367     30,564      30,276      13,292
  Operating income (loss)                           3,375      7,590       8,075     (10,862)
  Net income (loss)                                   502      3,156       3,526      (6,587)
  Basic earnings per share:
    Income (loss) from continuing operations         0.02       0.12        0.13       (0.25)
  Diluted earnings per share:
                                                 --------  ---------   ---------   ---------
    Net income (loss)                                0.02       0.12        0.13       (0.25)

Year ended December 31, 2003:
  Revenues                                       $123,348  $ 124,778   $ 117,360   $ 121,786
  Gross profit                                     28,269     29,267      27,419      17,703
  Operating income (loss)                          11,186     10,285       7,771      (7,651)
  Income (loss) from continuing operations          6,351      4,877       3,500     (10,100)

  Income (loss) from discontinued operations       276   (292)   (215)     (872)
  Net income (loss)                              6,627  4,585   3,285   (10,972)
  Basic earnings (loss) per share:
    Income (loss) from continuing operations      0.24   0.18    0.13     (0.38)
    Income (loss) from discontinued operations    0.01  (0.01)  (0.01)    (0.03)
                                                 -----  -----   -----   -------
    Net income (loss)                             0.25   0.17    0.12     (0.41)
  Diluted earnings (loss) per share:
     Income (loss) from continuing operations     0.24   0.18    0.13     (0.38)
     Income (loss) from discontinued operations   0.01  (0.01)  (0.01)    (0.03)
                                                 -----  -----   -----   -------
     Net income (loss)                            0.25   0.17    0.12     (0.41)

_______________

(1) See Note 15 for a description of issues experienced in the tunneling segment in 2004.
(2) See Notes 7, 11 and 12 for discussion of certain fourth quarter 2003 items.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officers carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls were effective at December 31, 2004.

        The Company maintains internal controls and procedures designed to ensure that it is able to collect the information subject to required disclosure in reports it files with the United States Securities and Exchange Commission (the "SEC"), and to process, summarize and disclose this information within the time specified by the rules set forth by the SEC.

        Pursuant to Section 404 of the Sarbanes-Oxley Act, the Company has included a report that provides management's assessment of the Company's internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2004. The Company's independent registered public accounting firm attested to, and reported on, this report. Their attestation report, along with management's report, are included in Item 8 of this report under the captions entitled "Report of Independent Registered Public Accounting Firm" and "Management's Report on Internal Control Over Financial Reporting," respectively, and are incorporated herein by reference.

        There were changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        During the fourth quarter of 2004, and during the period leading up to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, enhancements of internal control took place, specifically in the tunneling segment, as follows:

   -    enhanced monthly project status review procedures and reporting;

   - increased supervisory and management reviews of project risks and controls; and

   - improved procedures concerning bid selection and risk mitigation processes.

Item 9B. Other Information

        Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

        For information concerning this item, see "Item 4A. Executive Officers of the Registrant" and the proxy statement to be filed with respect to the 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement"), which information is incorporated herein by reference.

Item 11. Executive Compensation

        For information concerning this item, see the 2005 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        For information concerning this item, see the 2005 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        For information concerning this item, see the 2005 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        For information concerning this item, see the 2005 Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

        (a)   1.  Financial Statements:

        The consolidated financial statements filed in this Annual Report on Form 10-K are listed in the Index to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data," which information is incorporated herein by reference.

              2.  Financial Statement Schedules:

        No financial statement schedules are included herein because of the absence of conditions under which they are required or because the required information is contained in the consolidated financial statements or notes thereto contained in this report.

              3.  Exhibits:

        The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Index to Exhibits attached hereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2005                              INSITUFORM TECHNOLOGIES, INC.

                                                   By: /s/ Christian G. Farman
                                                       -------------------------
                                                       Christian G. Farman
                                                       Senior Vice President and
                                                       Chief Financial Officer

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

Signature                                 Title                   Date

/s/ Thomas S. Rooney, Jr.    Principal Executive Officer and  March 16, 2005
---------------------------  Director
Thomas S. Rooney, Jr.

/s/ Christian G. Farman      Principal Financial and          March 16, 2005
---------------------------  Accounting Officer
Christian G. Farman

/s/ Alfred L. Woods          Director                         March 16, 2005
---------------------------
Alfred L. Woods

/s/ Robert W. Affholder      Director                         March 16, 2005
---------------------------
Robert W. Affholder

/s/ Paul A. Biddelman        Director                         March 16, 2005
---------------------------
Paul A. Biddelman

/s/ Stephen P. Cortinovis    Director                         March 16, 2005
---------------------------
Stephen P. Cortinovis

/s/ John P. Dubinsky         Director                         March 16, 2005
---------------------------
John P. Dubinsky

/s/ Juanita H. Hinshaw       Director                         March 16, 2005
---------------------------
Juanita H. Hinshaw

                             Director                         March 16, 2005
---------------------------
Thomas Kalishman

/s/ Alfred T. McNeill        Director                         March 16, 2005
---------------------------
Alfred T. McNeill

/s/ Sheldon Weinig           Director                         March 16, 2005
---------------------------
Sheldon Weinig

                             INDEX TO EXHIBITS (1,2)

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

10.1 Credit Agreement (the "Credit Agreement") dated as of March 27, 2003 among the Company, Bank of America, N.A. as Administrative Agent, and Letter of Credit Issuing Lender and the other Financial Institutions party thereto (incorporated by reference to Exhibit 10.1 to the annual report on Form 10-K for the year ended December 31, 2002), as amended by First Amendment to Credit Agreement dated as of November 26, 2003 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated and filed December 1, 2003), as amended and superseded by Amended and Restated Credit Agreement dated as of March 12, 2004 (incorporated by reference to Exhibit 10.1 to the annual report on Form 10-K for the year ended December 31, 2003), as further amended by First Amendment to Credit Agreement dated as of March 16, 2005, filed herewith.

10.2 Note Purchase Agreements (the "Note Purchase Agreements") dated as of February 14, 1997 among the Company and, respectively, each of the lenders (the "Noteholders") listed therein (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K for the year ended December 31, 1996), as amended by First Amendment to the Note Purchase Agreements dated as of August 20, 1997 (incorporated by reference to Exhibit 10(a) to the quarterly report on Form 10-Q for the quarter ended September 30, 1997), as further amended by Second Amendment dated as of March 30, 2000 to Note Purchase Agreements (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended March 31, 2000), as further amended by Third Amendment dated as of February 28, 2003 to Note Purchase Agreements (incorporated by reference to Exhibit 10.2 to the annual report on Form 10-K for the year ended December 31, 2002), as further amended by Fourth Amendment dated as of March 12, 2004 (incorporated by reference to Exhibit 10.2 to the annual report on Form 10-K for the year ended December 31,
         2003), as further amended by Fifth Amendment dated as of March 16, 2005, filed herewith.


10.3 Note Purchase Agreement (the "Note Purchase Agreement") dated as of April 24, 2003 among the Company and each of the lenders listed therein (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003), as further amended by First Amendment dated as of March 12, 2004 (incorporated by reference to Exhibit 10.3 to the annual report on Form 10-K for the year ended December 31, 2003), as further amended by Second Amendment dated as of March 16, 2005, filed herewith.

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

10.6 Employment Letter dated March 7, 2003 between the Company and Thomas S. Rooney, Jr. (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003), as amended by Amendment dated March 1, 2004 (incorporated by reference to Exhibit
         10.6 to the annual report on Form 10-K for the year ended December 31,
         2003). (3)

10.7 Executive Separation Agreement and Release effective as of June 18, 2004 by and between the registrant and Thomas A. A. Cook (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2004). (3)

10.8     Employment Letter dated August 25, 2004 between the Company and Thomas
         W. Vaughn (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated and filed September 3, 2004). (3)

10.9     Employment Letter dated December 23, 2004 between the Company and David
         F. Morris, filed herewith. (3)

10.10 Executive Separation Agreement and Release effective as of July 22, 2003 by and between the registrant and Anthony W. Hooper (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2003). (3)

10.11 Employment Letter dated December 1, 2003 between the Company and Christian G. Farman (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated and filed December 4, 2003). (3)

10.12 Employment Separation Agreement and Release effective as of December 4, 2003 by and between the Company and Joseph A. White (incorporated by reference to Exhibit 10.13 to the annual report on Form 10-K for the year ended December 31, 2003). (3)

10.13 Employee Separation Agreement and Release effective as of July 1, 2003 by and between the Company and Carroll W. Slusher (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended June 30, 2003). (3)

10.14 Employment Agreement dated October 25, 1995 between the Company and Robert W. Affholder (incorporated by reference to Exhibit 2(d) to the Current Report on Form 8-K dated October 25, 1995), as amended by Amendment No. 1 dated as of October 25, 1998 to Employment Agreement (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K for the year ended December 31, 1998), and as amended by Amendment No. 2 dated as of December 31, 1999 to Employment Agreement, and as amended by Amendment No. 3 dated as of December 31, 2000 to Employment Agreement (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2001), and as amended by Amendment No. 4 dated as of December 31, 2001 to Employment Agreement (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K for the year ended December 31, 2001), and as amended by Amendment No. 5 dated as of December 31, 2002 to Employment Agreement (incorporated by reference to Exhibit 10.8 to the annual report on Form 10-K for the year ended December 31, 2002), and as amended by Letter Agreement dated March 1, 2004 (incorporated by reference to Exhibit 10.15 to the annual report on Form 10-K for the year ended December 31, 2003). (3)

10.15 Equipment Lease for 125 Ton American Crane [1] dated as of January 1, 2005 between A-Y-K-E Partnership and Affholder, Inc., filed herewith.

10.16 Equipment Lease for 100 Ton Link Belt Crane dated as of January 1, 2005 between A-Y-K-E Partnership and Affholder, Inc., filed herewith.

10.17 Equipment Lease for 125 Ton American Crane [2] dated as of January 1, 2005 between A-Y-K-E Partnership and Affholder, Inc., filed herewith.

10.18 Equipment Lease for 110 Ton American Crane dated as of January 1, 2005 between A-Y-K-E Partnership and Affholder, Inc., filed herewith.

10.19 Equipment Lease for Lovat 121" Tunnel Boring Machine dated as of January 1, 2005 between A-Y-K-E Partnership and Affholder, Inc., filed herewith.

10.20 1992 Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.11 to the annual report on Form 10-K for the year ended December 31, 1999). (3)

10.21 1992 Director Stock Option Plan of the Company (incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K for the year ended December 31, 1999). (3)

10.22 Amended and Restated 2001 Employee Equity Incentive Plan (incorporated by reference to Appendix C to the definitive proxy statement on
         Schedule 14A filed on April 16, 2003 in connection with the 2003 annual meeting of stockholders). (3)

10.23 Amended and Restated 2001 Non-Employee Director Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed on April 16, 2003 in connection with the 2003 annual meeting of stockholders). (3)

10.24 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2001).
         (3)

10.25 Insituform Mid-America, Inc. Stock Option Plan, as amended (incorporated by reference to Exhibit 4(i) to the Registration Statement on Form S-8 No. 33-63953). (3)

10.26 Senior Management Voluntary Deferred Compensation Plan of the Company (incorporated by reference to Exhibit 10.19 to the annual report on Form 10-K for the year ended December 31, 1998), as amended by First Amendment thereto dated as of October 25, 2000 (incorporated by reference to Exhibit 10.15 to the annual report on Form 10-K for the year ended December 31, 2000). (3)

10.27 Form of Directors' Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2002). (3)

21       Subsidiaries of the Company, filed herewith.

23       Consent of PricewaterhouseCoopers LLP, filed herewith.

24       Power of Attorney (set forth on signature page).

31.1 Certification of Thomas S. Rooney, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2 Certification of Christian G. Farman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of Thomas S. Rooney, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2 Certification of Christian G. Farman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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