Form 10-Q
period 2005-03-31
INSITUFORM TECHNOLOGIES INC
filed 2005-05-10
CIK 353020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

           702 Spirit 40 Park Drive, Chesterfield, Missouri 63005-1195
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (636) 530-8000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                              Outstanding at April 30, 2005
------------------------------------              -----------------------------
Class A Common Stock, $.01 par value                     26,809,055 Shares

                                      INDEX

                                                                                                                     Page No.
Part I    Financial Information:

          Item 1.   Financial Statements (unaudited):

                    Consolidated Statements of Income for the Three Months Ended March 31, 2005 and 2004...........     3

                    Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004.........................     4

                    Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004.......     5

                    Notes to Consolidated Financial Statements as of March 31, 2005................................     6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations............................................................    14

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....................................    20

          Item 4.   Controls and Procedures........................................................................    21

Part II   Other Information:

          Item 1.   Legal Proceedings..............................................................................    22

          Item 4.   Submission of Matters to a Vote of Security Holders............................................    22

          Item 6.   Exhibits.......................................................................................    23

Signatures.........................................................................................................    24

Index to Exhibits..................................................................................................    25

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                           ------------------------
                                                              2005           2004
                                                           ----------    ----------
REVENUES                                                   $  136,277    $  127,914
COST OF REVENUES                                              110,178       102,547
                                                           ----------    ----------
GROSS PROFIT                                                   26,099        25,367
OPERATING EXPENSES                                             23,458        21,992
                                                           ----------    ----------
OPERATING INCOME                                                2,641         3,375
OTHER (EXPENSE) INCOME:
     Interest expense                                          (1,876)       (2,168)
     Other                                                         45          (164)
                                                           ----------    ----------
TOTAL OTHER EXPENSE                                            (1,831)       (2,332)
                                                           ----------    ----------
INCOME BEFORE TAXES ON INCOME                                     810         1,043
TAXES ON INCOME                                                   283           425
                                                           ----------    ----------
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS           527           618
MINORITY INTERESTS                                                (40)          (56)
EQUITY IN LOSSES OF AFFILIATED COMPANIES                          (87)          (60)
                                                           ----------    ----------
NET INCOME                                                 $      400    $      502
                                                           ==========    ==========

BASIC EARNINGS PER SHARE                                   $     0.01    $     0.02
                                                           ==========    ==========

DILUTED EARNINGS PER SHARE                                 $     0.01    $     0.02
                                                           ==========    ==========

          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        MARCH 31, 2005      DECEMBER 31, 2004
                                                                        --------------      -----------------
ASSETS
     CURRENT ASSETS
         Cash and cash equivalents                                         $ 55,497             $  93,246
         Restricted cash                                                      1,801                 1,705
         Receivables, net                                                    93,251                78,665
         Retainage                                                           26,078                25,655
         Costs and estimated earnings in excess of billings                  33,929                34,789
         Inventories                                                         16,096                13,339
         Prepaid expenses and other assets                                   24,203                21,469
                                                                           --------             ---------
     TOTAL CURRENT ASSETS                                                   250,855               268,868
                                                                           --------             ---------
     PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation            94,409                90,846
                                                                           --------             ---------
     OTHER ASSETS
         Goodwill                                                           131,533               131,540
         Other assets                                                        17,585                17,567
                                                                           --------             ---------
     TOTAL OTHER ASSETS                                                     149,118               149,107
                                                                           --------             ---------

TOTAL ASSETS                                                               $494,382             $ 508,821
                                                                           ========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Current maturities of long-term debt                              $ 15,778             $  15,778
         Accounts payable and accrued expenses                               86,620                85,398
         Billings in excess of costs and estimated earnings                  12,737                12,809
                                                                           --------             ---------
     TOTAL CURRENT LIABILITIES                                              115,135               113,985
                                                                           --------             ---------
     LONG-TERM DEBT, less current maturities                                 80,767                96,505
     OTHER LIABILITIES                                                        6,684                 6,848
                                                                           --------             ---------
     TOTAL LIABILITIES                                                      202,586               217,338
                                                                           --------             ---------
     MINORITY INTERESTS                                                       1,681                 1,647
                                                                           --------             ---------

     COMMITMENTS AND CONTINGENCIES (NOTE 7)                                       -                     -

     STOCKHOLDERS' EQUITY
         Preferred stock, undesignated, $.10 par - shares authorized
           2,000,000; none outstanding                                            -                     -
         Common stock, $.01 par - shares authorized 60,000,000;
           shares issued 29,103,419 and 29,100,419;
           shares outstanding 26,808,355 and 26,816,555                         291                   291
         Unearned restricted stock                                           (1,092)               (1,226)
         Additional paid-in capital                                         138,583               138,695
         Retained earnings                                                  199,325               198,925
         Treasury stock - 2,357,464 shares                                  (51,596)              (51,596)
         Accumulated other comprehensive income                               4,604                 4,747
                                                                           --------             ---------
     TOTAL STOCKHOLDERS' EQUITY                                             290,115               289,836
                                                                           --------             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $494,382             $ 508,821
                                                                           ========             =========

          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       FOR THE THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                      ----------------------
                                                                                        2005          2004
                                                                                      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                            $    400      $    502

ADJUSTMENTS TO RECONCILE TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
     Depreciation                                                                        4,573         4,098
     Amortization                                                                          423           606
     Deferred income taxes                                                                   4           (62)
     Write-off of debt issuance costs                                                        -           226
     Other                                                                                 168           859
     Change in restricted cash related to operating activities                             (96)          210
CHANGES IN OPERATING ASSETS AND LIABILITIES, NET OF PURCHASED BUSINESSES:
     Receivables, including costs and estimated earnings in excess of billings         (15,067)       (1,347)
     Inventories                                                                        (2,824)       (1,492)
     Prepaid expenses and other assets                                                     159        10,090
     Accounts payable and accrued expenses                                                (741)        2,452
                                                                                      --------      --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                    (13,001)       16,142
                                                                                      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                               (7,631)       (7,696)
     Proceeds from sale of fixed assets                                                     33           243
                                                                                      --------      --------
NET CASH USED IN INVESTING ACTIVITIES                                                   (7,598)       (7,453)
                                                                                      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                 26         2,770
     Principal payments on long-term debt                                              (15,738)      (15,715)
     Deferred financing charges paid                                                      (260)         (633)
     Change in restricted cash related to financing activities                               -         4,602
                                                                                      --------      --------
NET CASH USED IN FINANCING ACTIVITIES                                                  (15,972)       (8,976)
                                                                                      --------      --------
Effect of exchange rate changes on cash                                                 (1,178)         (127)
                                                                                      --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                               (37,749)         (414)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          93,246        93,865
                                                                                      --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 55,497      $ 93,451
                                                                                      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID (RECEIVED) FOR:
     Interest                                                                         $  2,037      $  2,495
     Income taxes, net                                                                     583        (7,929)

          See accompanying notes to consolidated financial statements.

                 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2005

1.    GENERAL

      In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's unaudited consolidated balance sheets as of March 31, 2005 and December 31, 2004 and the unaudited consolidated statements of income and cash flows for the three months ended March 31, 2005 and 2004. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be read in conjunction with the financial statements and the footnotes included in the Company's 2004 Annual Report on Form 10-K.

      The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

      For all periods presented in this Form 10-Q, restricted cash is presented separately on the consolidated balance sheets and changes in restricted cash are presented on the consolidated statements of cash flows according to the purpose for which the restricted cash is held (i.e., operating, investing or financing activity).

2.    EQUITY-BASED COMPENSATION

      At March 31, 2005, the Company had two active equity-based compensation plans under which equity-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for stock options.

      Stock Options

      All stock options granted in prior periods had an exercise price equal to the market value of the underlying common stock on the date of grant. As a result, no compensation expense was required to be recorded.

      Restricted Stock

      Restricted shares of the Company's Class A common stock are awarded from time to time to the executive officers and certain key employees of the Company subject to a three-year service restriction and may not be sold or transferred during the restricted period. Restricted stock compensation is recorded based on the stock price on the date of grant and charged to expense ratably through the restriction period. The expense recorded each month for shares of restricted stock awarded to executive officers, which are subject to the Company's achievement of certain pre-established performance goals in addition to the service restrictions described above, must be adjusted according to the fluctuation of the Company's stock price. Forfeitures cause the reversal of all previous expense recorded as a reduction of current period expense. There were 62,400 and 28,400 restricted shares outstanding at March 31, 2005 and 2004, respectively. There were no grants of restricted stock during the first quarter of 2005 or 2004, and there were forfeitures of 11,200 shares in the first quarter of 2005 and none in the first quarter of 2004. On May 5, 2005, the Company granted 55,000 shares of restricted stock to executive officers and certain key employees.

      Expense associated with grants of restricted stock and the effect of related forfeitures is presented below (in thousands):

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                         ------------------
                                          2005        2004
                                         ------      ------
Restricted stock expense                 $   55      $   34
Forfeitures                                 (61)          -
                                         ------      ------
Restricted stock (benefit)/expense           (6)         34
Tax (benefit)/expense                         2         (14)
                                         ------      ------
Net (benefit)/expense                    $   (4)     $   20
                                         ======      ======

      Deferred Stock Units

      Deferred stock units are generally awarded to key executives and directors of the Company and represent the Company's obligation to transfer one share of the Company's common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded in full on the date of grant. There were 4,182 deferred stock units awarded in the first quarter of 2005, resulting in $58,000 of related expense, net of tax. There were no grants of deferred stock units in the first quarter of 2004.

      On April 27, 2005, the Company granted, in aggregate, 24,900 deferred stock units to its non-employee directors. The Company will record $0.4 million ($0.3 million, net of tax) of compensation expense for this grant in the second quarter of 2005.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" to equity-based compensation (dollars in thousands, except per share data):

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            -----------------------
                                                              2005           2004
                                                            --------       --------
Net income - as reported                                    $    400       $    502
Add:  Total equity-based compensation expense
  included in net income, net of related tax benefits             54             20
Deduct:  Total equity-based compensation expense
  determined under fair value method for all awards,
  net of related tax effects                                    (387)          (351)
                                                            --------       --------
Pro forma net income                                        $     67       $    171
                                                            ========       ========

Basic earnings per share:
  As reported                                               $   0.01       $   0.02
  Pro forma                                                     0.00           0.01
Diluted earnings per share:
  As reported                                                   0.01           0.02
  Pro forma                                                     0.00           0.01

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

3.    COMPREHENSIVE INCOME

      For the quarters ended March 31, 2005 and 2004, comprehensive income was $0.3 million and $1.5 million, respectively. The Company's adjustment to net income to calculate comprehensive income consisted solely of cumulative foreign currency translation adjustments of $(0.1) million and $1.0 million for the quarters ended March 31, 2005 and 2004, respectively.

4.    SHARE INFORMATION

      Earnings per share have been calculated using the following share information:

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                   2005             2004
                                                                -----------     ------------
Weighted average number of common shares
  used for basic EPS                                             26,744,588      26,487,787
Effect of dilutive stock options, stock appreciations rights,
  restricted stock and deferred stock units (Note 2)                173,223         158,013
                                                                 ----------      ----------
Weighted average number of common shares
  and dilutive potential common stock used in dilutive EPS       26,917,811      26,645,800
                                                                 ==========      ==========

5.    SEGMENT REPORTING

      The Company has principally three operating segments: rehabilitation; tunneling; and Tite Liner(R), the Company's corrosion and abrasion segment ("Tite Liner"). The segments were determined based upon the types of products and services sold by each segment and each is regularly reviewed and evaluated separately.

      The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. The Company evaluates performance based on stand-alone operating income.

      Financial information by segment is as follows (in thousands):

                            THREE MONTHS ENDED MARCH 31,
                            ----------------------------
                              2005               2004
                            --------          ---------
Revenues:
     Rehabilitation         $105,228           $ 95,629
     Tunneling                23,949             26,050
     Tite Liner(R)             7,100              6,235
                            --------           --------
Total revenues              $136,277           $127,914
                            ========           ========

Gross profit:
     Rehabilitation         $ 23,807           $ 20,305
     Tunneling                   265              2,946
     Tite Liner(R)             2,027              2,116
                            --------           --------
Total gross profit          $ 26,099           $ 25,367
                            ========           ========

Operating income (loss):
     Rehabilitation         $  5,122           $  1,727
     Tunneling                (3,399)               496
     Tite Liner(R)               918              1,152
                            --------           --------
Total operating income      $  2,641           $  3,375
                            ========           ========

      The tunneling segment's results include the continuation of projects that encountered unfavorable gross margin developments in the fourth quarter of 2004, along with production delays and productivity issues that occurred in the first quarter of 2005.

      The following summarizes revenues, gross profit and operating income by geographic region ($ in thousands):

                                THREE MONTHS ENDED
                                    MARCH 31,
                                2005          2004
                             ---------     ---------
Revenues:
   United States             $ 109,032     $ 104,438
   Canada                        6,524         5,858
   Europe                       20,328        17,479
   Other Foreign                   393           139
                             ---------     ---------
Total Revenues               $ 136,277     $ 127,914
                             =========     =========

Gross Profit:
   United States             $  19,055     $  19,380
   Canada                        2,033         1,837
   Europe                        4,904         4,114
   Other Foreign                   107            36
                             ---------     ---------
Total Gross Profit           $  26,099     $  25,367
                             =========     =========

Operating income (loss):
   United States             $   1,610     $   2,626
   Canada                          936           763
   Europe                          166            30
   Other Foreign                   (71)          (44)
                             ---------     ---------
Total Operating Income       $   2,641     $   3,375
                             =========     =========

6.    ACQUIRED INTANGIBLE ASSETS

      Acquired intangible assets include patents, license agreements, non-compete agreements, and customer relationships.

      Intangible assets at March 31, 2005 and December 31, 2004 were as follows (in thousands):

                                                   AS OF MARCH 31, 2005
                                   --------------------------------------------------
                                   GROSS CARRYING       ACCUMULATED      NET CARRYING
                                      AMOUNT           AMORTIZATION         AMOUNT
                                   --------------      ------------      ------------
Amortized intangible assets:
    Patents and trademarks            $ 13,943          $ (12,744)        $   1,199
    License agreements                   4,803             (2,400)            2,403
    Non-compete agreements               4,737             (3,438)            1,299
    Customer relationships               1,797               (181)            1,616
                                      --------          ---------          --------
Total                                 $ 25,280          $ (18,763)         $  6,517
                                      ========          =========          ========

                                                    AS OF DECEMBER 31, 2004
                                   --------------------------------------------------
                                   GROSS CARRYING       ACCUMULATED      NET CARRYING
                                      AMOUNT           AMORTIZATION         AMOUNT
                                   --------------      ------------      ------------
Amortized intangible assets:
    Patents and trademarks            $ 13,943          $ (12,646)        $   1,297
    License agreements                   4,803             (2,340)            2,463
    Non-compete agreements               4,737             (3,287)            1,450
    Customer relationships               1,797               (151)            1,646
                                      --------          ---------          --------
Total                                 $ 25,280          $ (18,424)         $  6,856
                                      ========          =========          ========

      Amortization expense for the three months ended March 31, 2005 and 2004 and estimated amortization expense for the next five years are as follows ($ in thousands):

                                              FOR THE THREE MONTHS
                                                 ENDED MARCH 31,
                                            -----------------------
                                              2005            2004
                                            --------        -------
Aggregate amortization expense              $    423        $   606

Estimated amortization expense:
    For year ending December 31, 2005       $  1,371
    For year ending December 31, 2006          1,127
    For year ending December 31, 2007            700
    For year ending December 31, 2008            440
    For year ending December 31, 2009            332

7.    COMMITMENTS AND CONTINGENCIES

      Litigation

      In the third quarter of 2002, an accident on an Insituform CIPP Process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. The Company fully cooperated with Iowa's state OSHA in the investigation of the accident. Iowa OSHA issued a Citation and Notification of Penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. The Company challenged Iowa OSHA's findings, and in the fourth quarter of 2003, an administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. The Company appealed the decision of the Employment Appeal Board to the Iowa District Court for Polk County, which, in the first quarter of 2005, reduced the penalties back to $158,000. We continue to vigorously oppose the citations and, in connection therewith, filed a notice of appeal with the Iowa Supreme Court in April 2005.

      In July 2004, three separate civil actions were filed in the Iowa district court of Polk County with respect to the Des Moines accident. The first complaint, filed by family members and the Estate of Brian Burford on July 7, 2004, named the Company, Insituform Technologies USA, Inc. (a wholly owned subsidiary of the Company), the City of Des Moines and 15 current or former employees of the Company as defendants. The two other actions, filed on July 6, 2004 by (1) family members and the Estate of Daniel Grasshoff and (2) Michael Walkenhorst, James E. Johnson and Linda Johnson, named the City of Des Moines and the 15 current or former employees of the Company as defendants, but did not name the Company or Insituform Technologies USA, Inc. as defendants. The complaints filed with respect to Messrs. Burford and Grasshoff alleged wrongful death, negligence, gross negligence and civil conspiracy. The complaint filed with respect to Messrs. Walkenhorst and Johnson alleged gross negligence and civil conspiracy. The Company believes that the allegations in each of the complaints are without merit and that the workers' compensation statutes provide the exclusive remedy to the plaintiffs for the deaths and injuries that occurred as a result of the Des Moines accident. The Company intends to vigorously defend the actions. Each complaint sought unspecified damages, including punitive damages.

      In December 2003, Environmental Infrastructure Group, L.P. ("EIG") filed suit in the district court of Harris County, Texas, against several defendants, including Kinsel Industries, Inc., a wholly owned subsidiary of the Company, seeking unspecified damages. The suit alleges, among other things, that Kinsel failed to pay EIG monies due under a subcontractor agreement. In February 2004, Kinsel filed an answer, generally denying all claims, and also filed a counter-claim against EIG based upon EIG's failure to perform work required of it under the subcontract. In June 2004, EIG amended its complaint to add the Company as an additional defendant and included a claim for lost opportunity damages. In December 2004, the Company and Kinsel filed Third-Party Petitions against the City of Pasadena, Texas, on the one hand, and Greystar-EIG, LP, Grey General Partner, LLC and Environmental Infrastructure Management, LLC (collectively, the "Greystar Entities"), on the other hand. The original petition filed by EIG against Kinsel seeks damages for funds that EIG claims should have been paid to EIG on the new 14.0 MGD Vince Bayou Wastewater Treatment Plant built for the City of Pasadena. Kinsel's Third-Party Petition against the City of Pasadena seeks approximately $1.4 million in damages to the extent EIG's claims against Kinsel have merit and were appropriately requested. The Third-Party Petition against the Greystar Entities seeks damages based upon fraudulent conveyance, alter ego and single business enterprise (the Greystar Entities are the successors-in-interest to all or substantially all of the assets of EIG, now believed to be defunct). Following the filing of the Third-Party Petitions, the City of Pasadena filed a Motion to Dismiss based upon lack of jurisdiction claiming they are protected by sovereign immunity. The trial court denied the City's Motion and the suit has been stayed pending appeal of the City of Pasadena's motion, presently pending in the Corpus Christi Court of Appeals. The Company believes that the factual allegations and legal claims made against it and Kinsel are without merit and intends to vigorously defend them.

      Boston Installation

      In August 2003, the Company began an Insituform CIPP Process installation in Boston. The $1 million project required the Company to line 5,400 feet of a 109-year-old, 36- to 41-inch diameter unusually shaped hand-laid rough brick pipe. Many aspects of this project were atypical of the Company's normal Insituform CIPP Process installations. Following installation, the owner rejected approximately 4,500 feet of the liner and all proposed repair methods. All rejected liner was removed and re-installed, and the Company recorded a loss of $5.1 million on this project in the year ended December 31, 2003. During the first quarter of 2005, the Company, in accordance with its agreement with the client, inspected the lines. During the course of such inspection, it was determined that one segment of the liner had failed (the segment that failed was the segment that was not removed and reinstalled in early
      2004). The Company currently is working with the client and the client's engineer to formulate a plan for the repair of the failed segment. As of March 31, 2005, the Company had adequately reserved for any potential replacement costs in connection with such failure, when taking into account existing insurance coverage.

      The Company has a "Contractor Rework" special endorsement to its primary comprehensive general liability insurance policy. The Company filed a claim with its primary insurance carrier relative to rework of the Boston project. The carrier has paid the Company the primary coverage of $1 million, less a $250,000 deductible, in satisfaction of its obligations under the policy.

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

      In March 2004, the Company filed a lawsuit in Massachusetts against its excess insurance carrier for such carrier's failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage. The excess insurance carrier filed an answer in response. In March 2005, the Court granted the Company's motion for summary judgment, concluding that the Company's policy with its excess insurance carrier provided coverage for costs associated with the rework of the Boston project in excess of the primary comprehensive general liability insurance policy. The excess insurance carrier has filed a motion for reconsideration of the Court's order, and the Company has filed a motion opposing the excess insurance carrier's motion for reconsideration.

      The Company believes that any costs incurred by the Company in connection with the repair/replacement of the entire 5,400-foot liner will be subject to the excess insurance carrier coverage. As of March 31, 2005, the Company had not recognized any of the potential excess carrier insurance recovery.

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

      The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at March 31, 2005 on its consolidated balance sheet.

8.    FINANCINGS

      On March 16, 2005, the Series A Senior Note holders and the Series 2003-A Senior Note holders amended the debt covenants under the Series A and the Series 2003-A Senior Notes. The bank also agreed to incorporate the amended debt covenants of the Series A Senior Notes and the Series 2003-A Senior Notes into the credit facility. The Company expects to maintain covenant compliance with respect to the amended covenants throughout 2005 and beyond.

      Effective March 16, 2005, the Company agreed to increase the interest rate on the Series A Senior Notes from 7.88% per annum to 8.88% per annum and to increase the interest rate on the Series 2003-A Senior Notes from 5.29% per annum to 6.54% per annum, to obtain the less restrictive financial covenants and waivers of defaults that existed prior to that date. The Company also paid its creditors approximately $260,000 in fees to obtain the waivers and amendments. The table below sets forth the new covenants, which were effective on March 16, 2005:

     DESCRIPTION OF COVENANT                FISCAL QUARTER            AMENDED COVENANT(2, 3)       ACTUAL RATIO(2)
-------------------------------------   -----------------------   -----------------------------    --------------
$110 MILLION 8.88% SENIOR NOTES,
SERIES A, DUE FEBRUARY 14, 2007 AND
$65 MILLION 6.54% SENIOR NOTES,
SERIES 2003-A, DUE APRIL 24, 2013
Fixed charge coverage ratio(1)          First quarter 2005        No less than 1.25 to 1.0              1.64
                                        Second quarter 2005       No less than 1.25 to 1.0               n/a
                                        Third quarter 2005        No less than 1.50 to 1.0               n/a
                                        Fourth quarter 2005       No less than 1.75 to 1.0               n/a
                                        First quarter 2006        No less than 2.00 to 1.0               n/a

Ratio of consolidated indebtedness to   First quarter 2005        No greater than 4.25 to 1.0           3.50
EBITDA(1)                               Second quarter 2005       No greater than 4.00 to 1.0            n/a
                                        Third quarter 2005        No greater than 4.00 to 1.0            n/a
                                        Fourth quarter 2005       No greater than 3.00 to 1.0            n/a
                                        First quarter 2006        No greater than 3.00 to 1.0            n/a

Consolidated net worth(1)               First quarter 2005 and    No less than $260.2 million(4)      $290.1
                                        each quarter thereafter

Consolidated indebtedness to            First quarter 2005 and    No greater than 0.45 to 1.0           0.29
consolidated capitalization(1)          each quarter thereafter

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

      (3) The line of credit facility with Bank of America has incorporated the amended covenants for the Series A Senior Notes and the Series 2003-A Senior Notes into the line of credit agreement. In addition, the bank requires that the Company maintain a minimum cash balance of $50 million on a consolidated basis at all times.

      (4) Minimum consolidated net worth is $260.0 million plus 50% of net income after December 31, 2004 on a cumulative basis.

9.    NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment." This Statement revises the measurement, valuation and recognition of financial accounting and reporting standards for stock-based employee compensation plans contained in SFAS No. 123, "Accounting for Stock-Based Compensation." The new rules require companies to expense the value of employee stock options and similar share-based compensation awards based on fair value recognition provisions. The new principles become effective for the Company in the first quarter of 2006. The adoption of SFAS 123 (R) by the Company on January 1, 2006 will cause the Company to expense the fair value of its employee stock options, the impact of which is currently disclosed in its financial statements on a pro-forma basis. While an assessment of the effects of SFAS 123(R) has not been completed, the Company disclosed after tax equity-based compensation expense of $2.1 million in 2004 and $3.3 million in 2003, on a pro-forma basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 Annual Report"). See discussion of our critical accounting policies in our 2004 Annual Report; there have been no changes to these policies during the first quarter of 2005.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains various forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that are based on information currently available to the management of Insituform Technologies, Inc. and on management's beliefs and assumptions. When used in this document, the words "anticipate," "estimate," "believes," "plans," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. Our actual results may vary materially from those anticipated, estimated or projected due to a number of factors, such as the competitive environment for our products and services, the availability of raw materials used in the Insituform(R) cured-in-place-pipe ("CIPP") process, increased competition upon expiration of our patents or the inadequacy of one or more of our CIPP process patents to protect our operations, the geographical distribution and mix of our work, our ability to attract business at acceptable margins, foreseeable and unforeseeable issues in projects that make it difficult or impossible to meet projected margins, the timely award or cancellation of projects, political circumstances impeding the progress of work, our ability to remain in compliance with the financial covenants included in our financing documents, the regulatory environment, the outcome of our pending litigation and other factors set forth in reports and other documents filed by us with the Securities and Exchange Commission from time to time. We do not assume a duty to update forward-looking statements. Please use caution and do not place reliance on forward-looking statements.

EXECUTIVE SUMMARY

Insituform Technologies is a worldwide company specializing in trenchless technologies to rehabilitate, replace, maintain and install underground pipes. We have three principal operating segments: rehabilitation, tunneling and Tite Liner(R). These segments have been determined based on the types of products sold, and each is reviewed and evaluated separately. While we use a variety of trenchless technologies, the CIPP process contributed 69.4% of our revenues in the first quarter of 2005.

Revenues are generated principally in the United States, Canada, the United Kingdom, the Netherlands, France, Belgium, Spain, Switzerland and Chile, and include product sales and royalties from several joint ventures in Europe, and unaffiliated licensees and sub-licensees throughout the world. The United States remains our single largest market, representing approximately 80.0% of total revenue in the first quarter of 2005. See Note 5 to the consolidated financial statements for additional segment information and disclosures.

RESULTS OF OPERATIONS - Three Months Ended March 31, 2005 and 2004

Key financial data for the first quarter of 2005 compared to the first quarter of 2004 is as follows (dollars in thousands):

                                     THREE MONTHS ENDED MARCH 31, 2005
                 ---------------------------------------------------------------------------
                                           GROSS                                  OPERATING
                                GROSS     PROFIT    OPERATING      OPERATING    INCOME (LOSS)
SEGMENT           REVENUES     PROFIT     MARGIN     EXPENSE     INCOME/(LOSS)   PERCENTAGE
                 ---------    -------     ------    ---------    ------------   ------------
Rehabilitation   $ 105,228    $23,807      22.6%    $ 18,685       $ 5,122         4.9%
Tunneling           23,949        265       1.1        3,664        (3,399)      (14.2)
Tite Liner(R)        7,100      2,027      28.5        1,109           918        12.9
                 ---------    -------      ----     --------       -------       -----
    TOTAL        $ 136,277    $26,099      19.2%    $ 23,458       $ 2,641         1.9%
                 =========    =======      ====     ========       =======       =====

                                 THREE MONTHS ENDED MARCH 31, 2004
                                        GROSS                             OPERATING
                               GROSS   PROFIT   OPERATING    OPERATING     INCOME
SEGMENT           REVENUES    PROFIT   MARGIN    EXPENSE      INCOME     PERCENTAGE
                 ---------   -------   ------   ---------    ---------   ----------
Rehabilitation   $  95,629   $20,305    21.2%   $ 18,578      $ 1,727       1.8%
Tunneling           26,050     2,946    11.3       2,450          496       1.9
Tite Liner           6,235     2,116    33.9         964        1,152      18.5
                 ---------   -------    ----    --------      -------      ----
    TOTAL        $ 127,914   $25,367    19.8%   $ 21,992      $ 3,375       2.6%
                 =========   =======    ====    ========      =======      ====

The following table summarizes the increases (decreases) in key financial data for the three months ended March 31, 2005 as compared with the same period in 2004 ($ in thousands):

                            THREE MONTHS ENDED
                          MARCH 31, 2005 VS. 2004
                        --------------------------
                           TOTAL        PERCENTAGE
                         INCREASE        INCREASE
                        (DECREASE)      (DECREASE)
                        ----------      ----------
ALL SEGMENTS
Revenues                  $ 8,363          6.5%
Gross profit                  732          2.9
Operating expenses          1,466          6.7
Operating income             (734)       (21.7)

REHABILITATION
Revenues                    9,599         10.0
Gross profit                3,502         17.2
Operating expenses            107          0.6
Operating income            3,395        196.6

TUNNELING
Revenues                   (2,101)        (8.1)
Gross profit               (2,681)       (91.0)
Operating expenses          1,214         49.6
Operating income           (3,895)      (785.3)

TITE LINER
Revenues                      865         13.9
Gross profit                  (89)        (4.2)
Operating expenses            145         15.0
Operating income             (234)       (20.3)

INTEREST EXPENSE
AND TAXES
Interest expense             (292)       (13.5)
Taxes on income              (142)       (33.4)

OVERVIEW

Lower earnings in the first quarter of 2005 compared to 2004 are primarily due to the challenges experienced in our tunneling business. Unfavorable gross margin adjustments made on a number of projects in the fourth quarter of 2004 continued to impact tunneling's performance in the first quarter of 2005. Partially offsetting tunneling's unfavorable results is improvement in the rehabilitation segment. Rehabilitation gross margin percentages improved to 22.6% in the first quarter of 2005 compared to 21.2% in the first quarter of 2004. TiteLiner(R) experienced a marginal decrease in gross profit, but overall, remained sound with a 28.5% gross profit margin in the first quarter of 2005.

REHABILITATION SEGMENT

Revenues

Revenue growth in most North American and European regions added $11.3 million in the first quarter of 2005 compared to the first quarter of 2004. North American revenues increased primarily due to higher backlog levels achieved in late 2004 and crew expansion to accommodate higher backlog. In addition, in the first quarter of last year, a number of crews were diverted to perform remediation work on a project in Boston, Massachusetts, causing revenues to be lower in that period. European revenues were particularly driven by revenues in the United Kingdom and the Netherlands, which benefited from solid backlog obtained in late 2004. These increases were partially offset by $1.8 million of decreases primarily due to severe weather in certain North American and European regions.

Gross Profit

Rehabilitation gross profit increased in the first quarter of 2005 compared to the first quarter of 2004 due primarily to higher revenues, stronger performance in several North American and European regions, greater efficiencies in the manufacturing operations, and reduced volume in lower-margin pipebursting. Gross profit percentages also improved to 22.6% in the first quarter of 2005 compared to 21.2% in the first quarter of 2004. Offsetting gross margin improvement were the effects of significant increases in commodity prices, particularly resin, in the first quarter of 2005 compared to the same period last year. Certain North American and European regions added $6.3 million in gross profit in the first quarter of 2005 compared to the first quarter of 2004. Gross profit in a few other North American and European regions fell by $2.7 million primarily due to poor weather conditions. Manufacturing operations experienced significant improvement in margins due to efficiencies gained through facility modifications, upgrades and expansion that were undertaken in 2003 and 2004. European gross profit improvement was due to strong performance in the United Kingdom, France and the Netherlands. Due to higher backlog levels obtained in late 2004, there were no idle crews in these European regions, resulting in greater crew efficiency.

Gross margins in the rehabilitation business are expected to continue to benefit from the efficiencies gained in the manufacturing operation and the logistical enhancements to our distribution activities.

Operating Expenses

Rehabilitation operating expenses were relatively stable in the first quarter of 2005 compared to 2004. However, operating expenses as a percentage of revenue declined to 17.8% in the first quarter of 2005 compared to 19.4% in the first quarter of 2004.

Operating expenses are expected to be only marginally higher in 2005 compared to 2004. However, operating expenses as a percentage of revenue are expected to decrease in 2005 compared to 2004, as demonstrated in the first quarter of 2005.

TUNNELING SEGMENT

Given the challenges in the tunneling division, we currently anticipate modest operating losses in the operation through the end of 2005 as the segment continues to work its lower-margin projects towards completion. Management continues to focus on tunneling to return the operation to profitability. Specifically, management is focusing on the following issues:

      -     Conservative and selective bidding

      - Strategic and planned reduction of expensive excess tunneling equipment

      -     Reduction in unproductive overhead

      -     Claims management

      -     Rigorous cost control and production monitoring systems

Management believes that these steps are important to return the operation to its historic levels of profitability.

Revenues

Tunneling revenues declined in the first quarter of 2005 compared to the first quarter of 2004 due to backlog depletion during the quarter. In the first quarter of 2005, we were engaged in a thorough review of tunneling and did not aggressively bid projects. The Company has also been more selective in bidding work in order to win margins acceptable to the Company.

Gross Profit

Tunneling's gross profit and gross profit margin decreased significantly due to continuation of projects that encountered unfavorable gross margin developments in the fourth quarter of 2004. In addition, production delays and productivity issues also unfavorably influenced gross profit. Partially offsetting the unfavorable experience was the recognition of $0.7 million in contract claims receivable, which related to additional costs incurred on past work due to unanticipated site conditions or costs.

Operating Expenses

Operating expenses were higher in the first quarter of 2005 compared to the first quarter of 2004 due to increased headcount, particularly staff to improve cost control and project management. Corporate expenses allocated to the tunneling business increased due to additional senior management time spent on tunneling matters, additional technology costs related to systems initiatives, legal and professional costs related to claims and additional audit costs.

TITE LINER(R) SEGMENT

Revenues

Tite Liner(R) revenues were higher in the first quarter of 2005 compared to the first quarter of 2004 due to growth in all regions. In the first quarter of 2005 compared to the same period in 2004, revenues in U.S. and Canadian operations increased $0.7 million, while revenues in South America increased $0.2 million.

Gross Profit

Gross profit experienced a marginal decline in the first quarter of 2005 compared to the first quarter of 2004 due to the favorable closeout of a foreign project in the first quarter of 2004, which provided a benefit to that period's gross profit. Gross profit percentages were 28.5% and 33.9% in the first quarter of 2005 and 2004, respectively.

Operating Expenses

First quarter 2005 and 2004 comparative operating expenses were relatively stable. Operating expenses as a percentage of revenue were also flat at 15.6% and 15.5% in the first quarter of 2005 and 2004, respectively.

INTEREST EXPENSE

Interest expense declined approximately $0.3 million in the first quarter of 2005 compared to the first quarter of 2004 due to the following factors:

                                                              IMPACT IN
                                                                 2005
                                                              ---------
Debt principal amortization - Series A Notes                   $  (300)
Increased rates due to debt amendments on March 12, 2004           200
Deferred fee writeoffs due to debt amendments in 2004             (226)
Euro note interest in 2004                                         (60)
Lower interest income                                               78
Other                                                               16
                                                               -------
     Total                                                     $  (292)
                                                               =======

TAXES ON INCOME

Taxes on income decreased in the first quarter of 2005 compared to the first quarter of 2004 due to an effective tax rate of 34.9% on lower pre-tax income in the first quarter of 2005 compared to 40.8% in the first quarter of 2004. The utilization of net operating loss carryforwards by certain foreign operations has primarily caused the lower effective tax rate in the first quarter of 2005 compared to the same period in 2004.

CONTRACT BACKLOG

                  MARCH 31,    DECEMBER 31,
BACKLOG             2005          2004
-------           ---------    ------------
                       (in millions)
Rehabilitation      181.4         190.4
Tunneling            99.5         129.3
Tite Liner(R)        13.2           8.6
                    -----         -----
   Total            294.1         328.3
                    =====         =====

Contract backlog is management's expectation of revenues to be generated from received, signed, uncompleted contracts whose cancellation is not anticipated at the time of reporting. Contract backlog excludes any term contract amounts for which there is not specific and determinable work released and projects where we have been advised that we are the low bidder, but not formally awarded the contract.

Contract backlog in rehabilitation declined slightly due principally to increased revenue at the end of the first quarter of 2005 and due to the timing of awards. Contract backlog in tunneling decreased primarily due to a more selective bidding process.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND EQUIVALENTS

                               MARCH 31, 2005    DECEMBER 31, 2004
                               --------------    -----------------
                                       (in millions)
Cash and cash equivalents        $   55.5           $  93.2
Cash restricted - in escrow           1.8               1.7
                                 --------           -------
     Total                       $   57.3           $  94.9
                                 ========           =======

Cash Flows from Operating Activities

Cash used in operating activities in the first quarter of 2005 includes increases in working capital, including accounts receivable and inventories. Stronger activity late in the first quarter of 2005 caused significant billings, increasing accounts receivable. Accounts receivable increased $14.6 million over the balance at December 31, 2004. Inventories, primarily CIPP tube inventories, increased $2.8 million as the manufacturing operations produced record volume of tube late in the quarter to accommodate anticipated activity beginning in the second quarter of 2005. Depreciation increased marginally in the first quarter of 2005 due to the higher level of fixed assets compared to the same period last year, but amortization declined due to certain intangible assets acquired with Insituform East, Inc. becoming fully amortized during 2004. Cash provided by operating activities in the first quarter of 2004 was due primarily to the $9.1 million received in tax refunds in that period.

Strong billing activity in March, resulting in a significant increase in working capital at March 31, 2005, should result in increased collections in the second and third quarters of 2005. In addition, increased manufacturing activity late in the first quarter was undertaken in anticipation of increased CIPP production beginning in the second quarter of 2005.

Cash Flows from Investing Activities

Investing activities in the first quarter of 2005 were composed primarily of $7.6 million of capital expenditures compared to $7.7 million of capital expenditures in the first quarter of 2004. Capital expenditures include investments in equipment for our developing steam-inversion process, replacement of older equipment, and other new equipment to accommodate our revenue growth and crew expansion. This trend is expected to continue through the end of 2005.

Cash Flows from Financing Activities

Cash flows used in the first quarter of 2005 by financing activities were primarily comprised of a normal debt amortization payment of $15.7 million and $0.3 million of capitalized financing fees. In the first quarter of 2004, our normal debt amortization payment of $15.7 million was partially offset by $2.7 million received from the exercise of stock options, primarily by former executives, and the release of $4.6 million of restricted cash held as collateral for certain debt agreements at December 31, 2003.

MATERIAL CHANGES IN FINANCIAL CONDITION

In addition to cash, described in the previous paragraphs, the following balance sheet accounts experienced significant changes in the first quarter of 2005:

Accounts Receivable

Accounts receivable increased $14.6 million at March 31, 2005 compared to December 31, 2004 due to increased activity late in the quarter, leading to strong billings in March 2005. Receivables over sixty days old, however, decreased, reflecting our focus on cash collections.

Inventories

Inventories increased $2.8 million at March 31, 2005 compared to December 31, 2004 due to buildup of CIPP tube inventories. Our manufacturing facility in Batesville, Mississippi experienced record production of tube in March to accommodate anticipated stronger activity beginning in the second quarter of 2005.

Long-term Debt

Long-term debt decreased $15.7 million at March 31, 2005 compared to December 31, 2004 due to the scheduled amortization payment on our Series A Senior Notes during the first quarter of 2005.

FINANCINGS

See discussion in Note 8 to the consolidated financial statements contained in this report regarding our financings and debt covenant compliance.

We believe we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets, for the next 12 months.

DISCLOSURE OF FINANCIAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We have entered into various financial obligations and commitments in the course of our ongoing operations and financing strategies. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities or from commercial arrangements that are directly supported by related revenue-producing activities. Commercial commitments represent contingent obligations of our company, which become payable only if certain pre-defined events were to occur, such as funding financial guarantees. See Note 7 to the consolidated financial statements contained in this report for further discussion.

The following table provides a summary of our financial obligations and commercial commitments as of March 31, 2005 (in thousands). This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases.

                             PAYMENTS DUE BY PERIOD

CASH OBLIGATIONS(1)(3)      TOTAL         2005        2006        2007        2008        2009     THEREAFTER
----------------------      -----         ----        ----        ----        ----        ----     ----------
Long-term debt             $ 96,545     $    40     $15,795     $15,710     $      -     $    -     $65,000
Interest on long-term
   debt                      40,158       5,484       6,344       4,949        4,251      4,251      14,879
Line of credit
   facility(2)                    -           -           -           -            -          -           -
Operating leases             41,126      10,591       9,855       8,257        7,036      3,456       1,931
                           --------     -------     -------     -------     --------     ------     -------
Total contractual cash
   obligations             $177,829     $16,115     $31,994     $28,916     $ 11,287     $7,707     $81,810
                           ========     =======     =======     =======     ========     ======     =======

----------
(1) Cash obligations are not discounted. See Notes 7 and 8 to the consolidated financial statements regarding commitments and contingencies and financings, respectively.

(2) As of March 31, 2005, there was no borrowing balance on the $25.0 million credit facility and, therefore, there was no applicable interest rate as the rates are determined on the borrowing date. The available balance was $13.0 million, and the commitment fee was 0.40%. The remaining $12.0 million was used for non-interest bearing letters of credit, all of which were collateral for insurance. We generally use the credit facility for short-term borrowings and disclose amounts outstanding as a current liability.

(3) A resin supply contract with one of our vendors is excluded from this table. See "Market Risk - Commodity Risk" under Item 3 of this report for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

We use various structures for the financing of operating equipment, including borrowing, operating and capital leases, and sale-leaseback arrangements. All debt, including the discounted value of future minimum lease payments under capital lease arrangements, is presented in the balance sheet. Our future commitments under operating lease arrangements were $41.1 million at March 31, 2005. We also have exposure under performance guarantees by contractual joint ventures and indemnification of the surety. However, we have never experienced any material adverse effects to our consolidated financial position, results of operations or cash flows relative to these arrangements. All foreign joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 7 to consolidated financial statements regarding commitments and contingencies.

NEW ACCOUNTING PRONOUNCEMENTS

For discussion of new accounting pronouncements see Note 9 to the consolidated financial statements contained in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

We are exposed to the effect of interest rate changes, foreign currency and commodity price fluctuations. Due to the immateriality of potential impacts from changes in these rates, we do not use derivative contracts to manage these risks.

INTEREST RATE RISK

The fair value of the Company's cash and short-term investment portfolio at March 31, 2005 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, is not material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt. The fair value of our long-term debt, including current maturities and the amount outstanding on the line of credit facility, approximated its carrying value at March 31, 2005. Market risk was estimated to be $1.3 million as the potential increase in fair value resulting from a hypothetical 10% decrease in our debt specific borrowing rates at March 31, 2005.

FOREIGN EXCHANGE RISK

We operate subsidiaries, and are associated with licensees and affiliates operating solely in countries outside of the United States, and in currencies other than the U.S. dollar. Consequently, these operations are inherently exposed to risks associated with fluctuation in the value of the local currencies of these countries compared to the U.S. dollar. Exchange rate fluctuations do impact our cash balances denominated in foreign currencies. For the first quarter of 2005, there was an unfavorable unrealized impact of $1.2 million on our cash balances of approximately $39.9 million which are primarily denominated in Canadian dollars and Western European currencies.

COMMODITY RISK

We have exposure to the effect of changes in commodity pricing related to a variety of raw materials and activities that we purchase and utilize in our operating activities, including resin, fiber, pipe and fuel. During 2004 and the first quarter of 2005, we experienced increases in costs related to unfavorable changes in commodity prices. We manage this risk by entering into agreements with suppliers, when possible, to reduce the effects of fluctuations in the underlying commodity markets.

We entered into a resin supply contract effective March 29, 2005, for the purchase and sale of certain resins we use in our North American operations. The contract provides for the exclusive sale of these commodities by the vendor to us or to third parties that we designate. The contract has an initial term from March 29, 2005 until December 31, 2007, which term shall renew for succeeding 12-month periods until the contract is terminated by either party upon 180-days' prior written notice to the other party.

ITEM 4. CONTROLS AND PROCEDURES

Our Company's management, with the participation of the chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls were effective at March 31, 2005.

We maintain internal controls and procedures designed to ensure that we are able to collect the information subject to required disclosure in reports we file with the United States Securities and Exchange Commission, and to process, summarize and disclose this information within the time specified by the rules set forth by the Securities and Exchange Commission.

There were changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

During the first quarter of 2005, enhancements of internal control took place, specifically in the tunneling segment, as follows:

      -     enhanced monthly project status review procedures and reporting;

      - increased supervisory and management reviews of project risks and controls; and

      - improved procedures concerning bid selection and risk mitigation processes.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the third quarter of 2002, an accident on an Insituform CIPP Process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. We fully cooperated with Iowa's state OSHA in the investigation of the accident. Iowa OSHA issued a Citation and Notification of Penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. We challenged Iowa OSHA's findings, and in the fourth quarter of 2003, an administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. We appealed the decision of the Employment Appeal Board to the Iowa District Court for Polk County, which, in the first quarter of 2005, reduced the penalties back to $158,000. We continue to vigorously oppose the citations and, in connection therewith, filed a notice of appeal with the Iowa Supreme Court in April 2005.

In July 2004, three separate civil actions were filed in the Iowa district court of Polk County with respect to the Des Moines accident. The first complaint, filed by family members and the Estate of Brian Burford on July 7, 2004, named Insituform Technologies, Inc., Insituform Technologies USA, Inc. (a wholly owned subsidiary of our company), the City of Des Moines and 15 current or former employees of our company as defendants. The two other actions, filed on July 6, 2004 by (1) family members and the Estate of Daniel Grasshoff and (2) Michael Walkenhorst, James E. Johnson and Linda Johnson, named the City of Des Moines and the 15 current or former employees of our company as defendants, but did not name Insituform Technologies, Inc. or Insituform Technologies USA, Inc. as defendants. The complaints filed with respect to Messrs. Burford and Grasshoff alleged wrongful death, negligence, gross negligence and civil conspiracy. The complaint filed with respect to Messrs. Walkenhorst and Johnson alleged gross negligence and civil conspiracy. We believe that the allegations in each of the complaints are without merit and that the workers' compensation statutes provide the exclusive remedy to the plaintiffs for the deaths and injuries that occurred as a result of the Des Moines accident. We intend to vigorously defend the actions. Each complaint seeks unspecified damages, including punitive damages.

We are involved in certain other litigation incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such other litigation will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on Wednesday, April 27, 2005, the following matters were voted upon:

1. Election of eight directors, each to serve a one-year term or until his or her successor has been elected and qualified:

        NAME                            FOR                        WITHHELD
---------------------                ----------                    --------
Paul A. Biddelman                    23,522,005                    591,006
Stephen P. Cortinovis                23,750,103                    362,908
John P. Dubinsky                     23,750,993                    362,018
Juanita H. Hinshaw                   23,749,950                    363,061
Alfred T. McNeill                    23,751,362                    361,649
Thomas S. Rooney, Jr.                23,520,064                    592,947
Sheldon Weinig                       23,520,901                    592,110
Alfred L. Woods                      23,749,909                    363,102

2.    Approval of the Amendment to the Restated Certificate of Incorporation:

  FOR                     AGAINST                  ABSTAIN
----------                -------                  -------
23,217,697                854,988                  40,326

3. Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2005:

  FOR                     AGAINST                  ABSTAIN
----------                -------                  -------
23,366,223                734,905                  11,883

ITEM 6. EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INSITUFORM TECHNOLOGIES, INC.

May 10, 2005                   /s/ Christian G. Farman
                               -------------------------------------------------
                               Christian G. Farman
                               Senior Vice President and Chief Financial Officer
                               Principal Financial and Accounting Officer

                                INDEX TO EXHIBITS

3.1(a) Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2000), and Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K for the year ended December 31, 2001).

3.1(b) Certificate of Amendment of Restated Certificate of Incorporation, as amended, of the Company, dated April 27, 2005, filed herewith.

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