Form 10-Q
period 2005-06-30
INSITUFORM TECHNOLOGIES INC
filed 2005-08-09
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended                                                   June 30, 2005

Commission File Number                                                                        0-10786

Insituform Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3032158
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

702 Spirit 40 Park Drive, Chesterfield, Missouri 63005

(Address of Principal Executive Offices)

(636) 530-8000

(Registrant’s telephone number including area code)

N/A

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

Yes  X     No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X      No __

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2005
Class A Common Stock, $.01 par value	26,878,144 Shares

Index

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues	$157,841	$142,434	$294,118	$270,348
Cost of revenues	129,618	111,870	239,796	214,417
Gross profit	28,223	30,564	54,322	55,931
Operating expenses	22,739	22,974	46,197	44,966
Operating income	5,484	7,590	8,125	10,965
Other (expense) income:
Interest expense	(2,127)	(2,258)	(4,294)	(4,795)
Interest income	676	255	967	624
Other	(209)	(173)	(164)	(337)
Total other expense	(1,660)	(2,176)	(3,491)	(4,508)
Income before taxes on income	3,824	5,414	4,634	6,457
Taxes on income	1,338	2,238	1,622	2,663
Income before minority interests, equity in earnings	2,486	3,176	3,012	3,794
Minority interests	(40)	(45)	(79)	(101)
Equity in earnings of affiliated companies	289	25	202	(35)
Net income	$2,735	$3,156	$3,135	$3,658

Earnings per share of common stock and common
stock equivalents:
Basic:	$0.10	$0.12	$0.12	$0.14
Diluted:	0.10	0.12	0.12	0.14

See accompanying notes to consolidated financial statements

Index

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	June 30, 2005	December 31, 2004
Assets
Current Assets
Cash and cash equivalents	$70,583	$93,246
Restricted cash	1,394	1,705
Receivables, net	90,303	78,665
Retainage	28,584	25,655
Costs and estimated earnings in excess of billings	33,398	34,789
Inventories	14,463	13,339
Prepaid expenses and other assets	30,323	21,469
Total Current Assets	269,048	268,868
Property, Plant and Equipment, less accumulated depreciation	97,094	90,846
Other Assets
Goodwill	131,529	131,540
Other assets	16,742	17,567
Total Other Assets	148,271	149,107

Total Assets	$514,413	$508,821

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt and line of credit	$16,447	$15,778
Accounts payable and accrued expenses	101,626	85,398
Billings in excess of costs and estimated earnings	15,025	12,809
Total Current Liabilities	133,098	113,985
Long-Term Debt, less current maturities	80,774	96,505
Other Liabilities	8,042	6,848
Total Liabilities	221,914	217,338
Minority Interests	1,676	1,647

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity
Preferred stock, undesignated, $.10 par - shares authorized
2,000,000; none outstanding	—	—
Common stock, $.01 par - shares authorized 60,000,000;
shares issued 29,235,176 and 29,100,419;
shares outstanding 26,877,712 and 26,816,555	291	291
Unearned restricted stock compensation	(1,697)	(1,226)
Additional paid-in capital	139,581	138,695
Retained earnings	202,060	198,925
Treasury stock - 2,357,464 shares	(51,596)	(51,596)
Accumulated other comprehensive income	2,184	4,747
Total Stockholders’ Equity	290,823	289,836

Total Liabilities and Stockholders’ Equity	$514,413	$508,821

See accompanying notes to consolidated financial statements.

Index

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months
	Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$3,135	$3,658
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	8,960	8,164
Amortization	812	1,190
Deferred income taxes	512	35
Write-off of debt issuance costs	—	226
Other	(583)	3,256
Changes in restricted cash related to operating activities	311	181
Changes in operating assets and liabilities
Receivables, including costs and estimated earnings in excess of billings	(16,331)	(7,612)
Inventories	(1,415)	(2,192)
Prepaid expenses and other assets	(8,099)	11,077
Accounts payable and accrued expenses	23,222	4,608
Net cash provided by operating activities	10,524	22,591

Cash flows from investing activities:
Capital expenditures	(15,642)	(16,598)
Proceeds from sale of fixed assets	523	473
Investment in joint venture	—	(844)
Net cash used in investing activities	(15,119)	(16,969)

Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	325	2,913
Principal payments on long-term debt	(15,750)	(15,813)
Deferred financing charges paid	(260)	(633)
Changes in restricted cash related to financing activities	—	4,602
Net cash used by financing activities	(15,685)	(8,931)
Effect of exchange rate changes on cash	(2,383)	(728)
Net decrease in cash and cash equivalents for the period	(22,663)	(4,037)
Cash and cash equivalents, beginning of period	93,246	93,865
Cash and cash equivalents, end of period	$70,583	$89,828

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$4,059	$4,409
Income taxes, net	(1,529)	(7,259)

See accompanying notes to consolidated financial statements.

Index

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2005

1.	GENERAL

In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s unaudited consolidated balance sheets as of June 30, 2005 and December 31, 2004, the unaudited consolidated statements of income for the three and six months ended June 30, 2005 and 2004 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2005 and 2004. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally contained in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be read in conjunction with the financial statements and the footnotes included in the Company’s 2004 Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to current presentation.

The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

2.	EQUITY-BASED COMPENSATION

At June 30, 2005, the Company had two equity-based compensation plans under which equity-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for stock options.

Stock Options

All outstanding stock options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant. As a result, no compensation expense was required to be recorded.

Restricted Stock

Restricted shares of the Company’s Class A common stock are awarded from time to time to the executive officers and certain key employees of the Company subject to a three-year service restriction and may not be sold or transferred during the restricted period. Restricted stock compensation is recorded based on the stock price on the date of grant and charged to expense ratably through the restriction period. The expense recorded each reporting period for shares of restricted stock awarded to executive officers, which are subject to the Company’s achievement of certain pre-established performance goals in addition to the service restrictions described above, is adjusted according to the fluctuation of the Company’s stock price. Forfeitures cause the reversal of all previous expense recorded as a reduction of current period expense. There were 108,400 and 73,600 restricted shares outstanding at June 30, 2005 and December 31, 2004, respectively. On May 5, 2005, the Company granted 55,000 shares of restricted stock to executive officers and certain key employees. There were forfeitures of 9,000 shares in the second quarter of 2005, and forfeitures of 20,200 shares in the first six months of 2005 compared to forfeitures of 7,000 shares in the second quarter and six months ended June 30, 2004.

Expense associated with grants of restricted stock and the effect of related forfeitures are presented below (in thousands):

	Three Months Ended June 30,
	2005	2004

Restricted stock expense	$136	$46
Forfeitures	(43)	(37)
Restricted stock expense, net	93	9
Tax benefit	(33)	(4)
Net expense	$60	$5

Index

	Six Months Ended June 30,
	2005	2004
Restricted stock expense	$191	$80
Forfeitures	(104)	(37)
Restricted stock expense, net	87	43
Tax benefit	(30)	(18)
Net expense	$57	$25

Deferred Stock Units

Deferred stock units are generally awarded to key executives and directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded in full on the date of grant. There were 24,900 and 29,082 deferred stock units awarded with related compensation expense of $0.4 million ($0.3 million, net of tax) and $0.5 million ($0.3 million, net of tax) in the three and six months ended June 30, 2005, respectively.

On July 27, 2005, the Company awarded 3,200 deferred stock units to a newly appointed non-employee director. The Company will record $61,000 ($40,000 net of tax) of compensation expense for this award in the third quarter of 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” to equity-based compensation (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income - as reported	$2,735	$3,156	$3,135	$3,658
Add: Total equity-based compensation expense included in net income, net of related tax effects	313	5	367	25
Deduct: Total equity-based compensation expense determined under fair value methods for all awards, net of related tax effects	(652)	(195)	(1,290)	(546)
Pro forma net income	$2,396	$2,966	$2,212	$3,137
Basic earnings per share:
As reported	0.10	0.12	0.12	0.14
Pro forma	$0.09	$0.11	$0.08	$0.12
Diluted earnings per share:
As reported	0.10	0.12	0.12	0.14
Pro forma	0.09	0.11	0.08	0.12

For SFAS 123 disclosure purposes, the weighted average fair value of stock options is required to be based on a theoretical option-pricing model such as the Black-Scholes method. In actuality, because the Company’s stock options are not traded on an exchange and are subject to vesting periods, the disclosed fair value represents only an approximation of option value based solely on historical performance.

Index

For SFAS 148 (“Accounting for Stock-Based Compensation - Transition and Disclosure”) disclosure purposes, the equity-based compensation expense recorded in the determination of reported net income is disclosed in the table above. The pro forma equity-based compensation expense includes the recorded expense and expense related to stock options that were determined using the fair value method.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (R), “Share-Based Payment” (“SFAS 123 (R)”). This Statement revises the measurement, valuation and recognition of financial accounting and reporting standards for equity-based employee compensation plans contained in SFAS No. 123. The new rules require companies to expense the value of employee stock options and similar equity-based compensation awards based on fair value recognition provisions. The new principles become effective for the Company in the first quarter of 2006. The adoption of SFAS 123 (R) by the Company on January 1, 2006 will cause the Company to expense the fair value of its employee stock options, the impact of which is currently disclosed in its financial statements on a pro forma basis. While an assessment of the effects of SFAS 123(R) has not been completed, the Company disclosed after tax equity-based compensation expense of $2.1 million in 2004 and $3.3 million in 2003, on a pro forma basis.

3.	COMPREHENSIVE INCOME

For the quarters ended June 30, 2005 and 2004, comprehensive income was $0.3 million and $4.4 million, respectively, with comprehensive income of $0.6 million and $5.9 million for the six months ended June 30, 2005 and 2004, respectively. The Company’s adjustment to net income to calculate comprehensive income consists solely of cumulative foreign currency translation adjustments of $(2.4) million and $1.2 million for the quarters ended June 30, 2005 and 2004, respectively, and $(2.6) million and $2.2 million for the six months ended June 30, 2005 and 2004, respectively.

4.	SHARE INFORMATION

Earnings per share have been calculated using the following share information:

	Three Months Ended June 30,
	2005	2004
Weighted average number of common shares
used for basic EPS	26,754,358	26,685,340
Effect of dilutive stock options and restricted stock	96,234	97,065
Weighted average number of common shares
and dilutive potential common stock used in dilutive EPS	26,850,592	26,782,405

	Six Months Ended June 30,
	2005	2004
Weighted average number of common shares
used for basic EPS	26,749,500	26,586,563
Effect of dilutive stock options and restricted stock	119,891	131,678
Weighted average number of common shares
and dilutive potential common stock used in dilutive EPS	26,869,391	26,718,241

5.	SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company has three principal operating segments: rehabilitation; tunneling; and Tite Liner®, the Company’s corrosion and abrasion segment (“Tite Liner”). The segments were determined based upon the types of products sold by each segment and each is regularly reviewed and evaluated separately.

The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating income.

Index

Financial information by segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Rehabilitation	$123,231	$104,625	$228,458	$200,254
Tunneling	25,449	31,145	49,399	57,195
Tite Liner	9,161	6,664	16,261	12,899
Total revenues	$157,841	$142,434	$294,118	$270,348

Gross profit (loss)
Rehabilitation	$30,769	$24,757	$54,576	$45,062
Tunneling	(5,470)	3,437	(5,205)	6,383
Tite Liner	2,924	2,370	4,951	4,486
Total gross profit	$28,223	$30,564	$54,322	$55,931

Operating income (loss)
Rehabilitation	$11,684	$5,364	$16,807	$7,091
Tunneling	(7,708)	835	(11,108)	1,331
Tite Liner	1,508	1,391	2,426	2,543
Total operating income	$5,484	$7,590	$8,125	$10,965

In the second quarter of 2005, the Company recorded a claim receivable from the Company’s excess insurance coverage carrier, which benefited gross profit in the rehabilitation segment by $3.4 million. See Note 7 - “Boston Installation” for further discussion.

Performance in the tunneling segment was adversely impacted by the continuation of projects that have encountered unfavorable gross margin developments beginning in the fourth quarter of 2004. There were further adverse margin developments in the first and second quarters of 2005 on certain of these projects, with two large projects accounting for $7.6 million of the tunneling operating losses for the three and six months ended June 30, 2005, respectively.

The following table summarizes revenues, gross profit and operating income by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
United States	$124,494	$117,722	$233,526	$222,159
Canada	7,305	6,318	13,829	12,176
Europe	22,340	18,298	42,669	35,777
Other foreign	3,702	96	4,094	236
Total revenues	$157,841	$142,434	$294,118	$270,348

Gross profit:
United States	$19,537	$23,849	$38,592	$43,230
Canada	2,414	1,978	4,448	3,815
Europe	5,294	4,726	10,197	8,839
Other foreign	978	11	1,085	47
Total gross profit	$28,223	$30,564	$54,322	$55,931

Operating income (loss):
United States	$2,812	$5,989	$4,422	$8,614
Canada	1,143	973	2,079	1,737
Europe	773	738	938	768
Other foreign	756	(110)	686	(154)
Total operating income	$5,484	$7,590	$8,125	$10,965

Index

6.	ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets include patents, license agreements, non-compete agreements and customer relationships. Intangible assets at June 30, 2005 and amortization expense were as follows (in thousands):

	As of June 30, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Patents and trademarks	$13,943	$(12,842)	$1,101
License agreements	4,803	(2,458)	2,345
Non-compete agreements	3,242	(2,099)	1,143
Customer relationships	1,797	(211)	1,586
Total	$23,785	$(17,610)	$6,175

	As of December 31, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortized intangible assets:
Patents and trademarks	$13,943	$(12,646)	$1,297
License agreements	4,803	(2,340)	2,463
Non-compete agreements	3,249	(1,799)	1,450
Customer relationships	1,797	(151)	1,646
Total	$23,792	$(16,936)	$6,856

Aggregate amortization expense:	2005	2004
Three months ended June 30	$389	$584
Six months ended June 30	812	1,190

Estimated amortization expense:
For year ending December 31, 2005	$1,371
For year ending December 31, 2006	1,127
For year ending December 31, 2007	700
For year ending December 31, 2008	440
For year ending December 31, 2009	332

7.	COMMITMENTS AND CONTINGENCIES

Litigation

In the third quarter of 2002, an accident on an Insituform® cured-in-place-pipe (“CIPP”) process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. The Company fully cooperated with Iowa’s state OSHA in the investigation of the accident. Iowa OSHA issued a Citation and Notification of Penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. The Company challenged Iowa OSHA’s findings, and in the fourth quarter of 2003, an administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. The Company appealed the decision of the Employment Appeal Board to the Iowa District Court for Polk County, which, in the first quarter of 2005, reduced the penalties back to $158,000. The Company continues to vigorously oppose the citations and, in connection therewith, filed a notice of appeal with the Iowa Supreme Court in April 2005.

In July 2004, three separate civil actions were filed in the Iowa district court of Polk County with respect to the Des Moines accident. The first complaint, filed by family members and the Estate of Brian Burford on July 7, 2004, named the Company, Insituform Technologies USA, Inc. (a wholly owned subsidiary of the Company), the City of Des Moines and 15 current or former employees of the Company as defendants. The two other actions, filed on July 6, 2004 by (1) family members and the Estate of Daniel Grasshoff and (2) Michael Walkenhorst, James E. Johnson and Linda Johnson, named the City of Des Moines and the 15 current or former employees of the Company as defendants, but did not name the Company or Insituform Technologies USA, Inc. as defendants. The complaints filed with respect to Messrs. Burford and Grasshoff alleged wrongful death, negligence, gross negligence and civil conspiracy. The complaint filed with respect to

Index

Messrs. Walkenhorst and Johnson alleged gross negligence and civil conspiracy. The Company believes that the allegations in each of the complaints are without merit and that the workers’ compensation statutes provide the exclusive remedy to the plaintiffs for the deaths and injuries that occurred as a result of the Des Moines accident. Each complaint sought unspecified damages, including punitive damages. During May 2005 and August 2005, Insituform Technologies USA, Inc. and the Company, respectively, were dismissed from the Burford case (the only case to which they were a party). In addition, between May 2005 and August 2005, four individual defendants were dismissed from the Grasshoff, Walkenhorst and Johnson cases and eight individual defendants were dismissed from the Burford case.

In December 2003, Environmental Infrastructure Group, L.P. (“EIG”) filed suit in the district court of Harris County, Texas, against several defendants, including Kinsel Industries, Inc. (“Kinsel”), a wholly owned subsidiary of the Company, seeking unspecified damages. The suit alleges, among other things, that Kinsel failed to pay EIG monies due under a subcontractor agreement. In February 2004, Kinsel filed an answer, generally denying all claims, and also filed a counter-claim against EIG based upon EIG’s failure to perform work required of it under the subcontract. In June 2004, EIG amended its complaint to add the Company as an additional defendant and included a claim for lost opportunity damages. In December 2004, the Company and Kinsel filed third-party petitions against the City of Pasadena, Texas, on the one hand, and Greystar-EIG, LP, Grey General Partner, LLC and Environmental Infrastructure Management, LLC (collectively, the “Greystar Entities”), on the other hand. The original petition filed by EIG against Kinsel seeks damages for funds that EIG claims should have been paid to EIG on the new 14.0 MGD Vince Bayou Wastewater Treatment Plant built for the City of Pasadena. Kinsel’s third-party petition against the City of Pasadena seeks approximately $1.4 million in damages to the extent EIG’s claims against Kinsel have merit and were appropriately requested. The third-party petition against the Greystar Entities seeks damages based upon fraudulent conveyance, alter ego and single business enterprise (the Greystar Entities are the successors-in-interest to all or substantially all of the assets of EIG, now believed to be defunct). Following the filing of the third-party petitions, the City of Pasadena filed a motion to dismiss based upon lack of jurisdiction claiming the city is protected by sovereign immunity. The trial court denied the city’s motion and the suit has been stayed pending appeal of the City of Pasadena’s motion, presently pending in the Court of Appeals in Corpus Christi. The Company believes that the factual allegations and legal claims made against it and Kinsel are without merit and intends to vigorously defend them.

The Company, in 1990, initiated proceedings against Cat Contracting, Inc., Michigan Sewer Construction Company, Inc. and Inliner U.S.A., Inc. (subsequently renamed FirstLiner USA, Inc.), along with another party, alleging infringement of certain in-liner Company patents. In August 1999, the Court found that one of the Company’s patents was willfully infringed and awarded $9.5 million in damages. After subsequent appeals, the finding of infringement has been affirmed, but the award of damages and finding of willfulness are subject to rehearing. The Company anticipates that the Court will reinstate the award of damages to the Company of at least $9.5 million, plus interest. The Company, after investigation, believes that the defendants may have viable sources to satisfy at least some portion of final judgment received by the Company. However, at June 30, 2005, the Company had not recorded any receivable related to this matter.

On June 3, 2005, the Company filed a lawsuit in Federal court in Memphis, Tennessee against Per Aarsleff A/S, a publicly traded Danish company, and certain of its subsidiaries and affiliates. Since approximately 1980, Per Aarsleff and its subsidiaries have held licenses for the CIPP process in various countries in Northern and Western Europe, Taiwan, Russia and South Africa. Per Aarsleff also is a 50% partner in the Company’s German joint venture and a 25% partner in the Company’s manufacturing company in Great Britain. The Company’s lawsuit seeks, among other things, monetary damages in an unspecified amount for the breach by Per Aarsleff of its license and implied license agreements with the Company and for royalties owed by Per Aarsleff under the license and implied license agreements. At June 30, 2005, excluding the effects of the claim specified in the lawsuit, Per Aarsleff owed the Company approximately $0.5 million related to royalties due under the various license agreements based upon royalty reports prepared and submitted by Per Aarsleff. The Company believes that these receivables are fully collectible at this time.

Boston Installation

In August 2003, the Company began a CIPP process installation in Boston. The $1.0 million project required the Company to line 5,400 feet of a 109-year-old, 36- to 41-inch diameter unusually shaped hand-laid rough brick pipe. Many aspects of this project were atypical of the Company’s normal CIPP process installations. Following installation, the owner rejected approximately 4,500 feet of the liner and all proposed repair methods. All rejected liner was removed and re-installed, and the Company recorded a loss of $5.1 million on this project in the year ended December 31, 2003. During the first quarter of 2005, the Company, in accordance with its agreement with the client, inspected the lines. During the course of such inspection, it was determined that the segment of the liner that was not removed and re-installed in early 2004 was in need of replacement in the same fashion as all of the other segments replaced in 2004. The Company completed its assessment of the necessary remediation and related costs and began work with respect to such segment late in the second quarter of 2005.

Index

During 2003, the Company had a “Contractor Rework” special endorsement to its primary comprehensive general liability insurance policy. The Company filed a claim with its primary insurance carrier relative to rework of the Boston project. The carrier has paid the Company the primary coverage of $1 million, less a $250,000 deductible, in satisfaction of its obligations under the policy.

The Company also had excess comprehensive general liability insurance coverage. The excess insurance coverage is in an amount far greater than the estimated costs associated with the liner removal and re-installation. The Company believes the “Contractor Rework” special endorsement applies to the excess insurance coverage; it has already incurred costs in excess of the primary coverage and it put its excess carrier on notice in 2003. The excess insurance carrier denied coverage in writing without referencing the “Contractor Rework” special endorsement, and subsequently indicated that it did not believe that the “Contractor Rework” special endorsement applied to the excess insurance coverage.

In March 2004, the Company filed a lawsuit in Massachusetts against its excess insurance carrier for such carrier’s failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage. The excess insurance carrier filed an answer in response. In March 2005, the United States District Court in Boston granted the Company’s motion for summary judgment, concluding that the Company’s policy with its excess insurance carrier provided coverage for costs associated with the rework of the Boston project in excess of the primary comprehensive general liability insurance policy. The excess insurance carrier has filed a motion for reconsideration of the Court’s order, and the Company has filed a motion opposing the excess insurance carrier’s motion for reconsideration.

During the second quarter of 2005, the Company, in consultation with outside legal counsel, determined that the likelihood of recovery from the excess insurance carrier is probable and that the amount of such recovery is estimable. An insurance claims expert retained by the Company’s outside legal counsel reviewed the documentation produced with respect to the claim and, based on this review, provided the Company with an estimate of the costs that have been sufficiently documented and substantiated. The excess insurance carrier’s financial viability also was investigated during this period and was determined to have a strong rating of A+ with the leading insurance industry rating service. Based on these factors, the favorable court decision in March 2005 and the acknowledgement of coverage and payment from the Company’s primary insurance carrier, the Company believes that recovery from the excess insurance carrier is both probable and estimable and has recorded a receivable in the amount of $6.1 million in connection with the Boston project. The impact of the Boston remediation on the Company’s results for the three and six months ended June 30, 2005 was approximately $3.7 million (of which $0.3 million is pre-judgment interest income), which reflects the $6.1 million receivable less the $2.4 million of additional estimated costs accrued for the rework to be performed in 2005 described above.

Department of Justice Investigation

During 2005, the Company has incurred approximately $0.5 million in costs in responding to two United States government subpoenas relating to the investigation of alleged public corruption and bid rigging in the Birmingham, Alabama metropolitan area during the period from 1997 to 2003. The Company has turned over hundreds of thousands of documents in an effort to fully comply with these subpoenas, which the Company believes were issued to most, if not all, sewer repair contractors and engineering firms which had public sewer projects in the Birmingham area. A number of indictments of public officials, contractors, engineers and contracting and engineering companies were announced in February and July of 2005, including the indictment of a joint venture partner of the Company. The Company has been advised by the Government that it is not considered a target of the investigation at this time. The investigation is ongoing and the Company may have to continue to incur substantial costs in complying with its obligations in connection with the investigation. The Company has been fully cooperative throughout the investigation.

Other Litigation

The Company is involved in certain other litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such other litigation will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Index

Guarantees

The Company has entered into several contractual joint ventures in order to develop joint bids on contracts for its installation business and tunneling operations. In these cases, the Company could be required to complete the joint venture partner’s portion of the contract if the partner were unable to complete its portion. The Company would be liable for any amounts for which the Company itself could not complete the work and for which a third party contractor could not be located to complete the work for the amount awarded in the contract. While the Company would be liable for additional costs, these costs would be offset by any related revenues due under that portion of the contract. The Company has not experienced material adverse results from such arrangements. Based on these facts, while there can be no assurances, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows from such arrangements.

The Company also has many contracts that require the Company to indemnify the other party against loss from claims of patent or trademark infringement. The Company also indemnifies its surety against losses from third party claims. The Company has not experienced material losses under these provisions and, while there can be no assurances, currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at June 30, 2005.

8.	FINANCINGS

On March 16, 2005, the Company and the holders of the Company’s Series A Senior Notes and the Company’s Series 2003-A Senior Notes amended the debt covenants under the Series A and the Series 2003-A Senior Notes. The amended debt covenants of the Series A Senior Notes and the Series 2003-A Senior Notes also were incorporated into the Company’s credit facility with Bank of America, N.A. The Company was in compliance with its covenants at June 30, 2005 and, while there can be no certainty, believes that it will remain in compliance for the next twelve months. In the event that a violation appears likely, the Company may explore financing alternatives to implement so that the Company does not violate any of the covenants. There can be no assurance that the Company would be able to arrange any such alternative financing. The Company always seeks opportunities to enhance its capital structure.

Effective March 16, 2005, the Company agreed to increase the interest rate on the Series A Senior Notes from 7.88% per annum to 8.88% per annum and to increase the interest rate on the Series 2003-A Senior Notes from 5.29% per annum to 6.54% per annum, to obtain the less restrictive financial covenants and waivers of defaults that existed prior to that date. The Company also paid its creditors approximately $260,000 in fees to obtain the waivers and amendments. The table below sets forth the new covenants, which became effective on March 16, 2005:

Index

Description of Covenant	Fiscal Quarter	Amended Covenant[2,3]	Actual Ratio[2]

$110 million 8.88% Senior Notes, Series A, due February 14, 2007 and $65 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013
Fixed charge coverage ratio[1]	First quarter 2005	No less than 1.25 to 1.0	1.64
	Second quarter 2005	No less than 1.25 to 1.0	1.61
	Third quarter 2005	No less than 1.50 to 1.0	n/a
	Fourth quarter 2005	No less than 1.75 to 1.0	n/a
	First quarter 2006	No less than 2.00 to 1.0	n/a

Ratio of consolidated indebtedness to EBITDA[1]	First quarter 2005	No greater than 4.25 to 1.0	3.50
	Second quarter 2005	No greater than 4.00 to 1.0	3.70
	Third quarter 2005	No greater than 4.00 to 1.0	n/a
	Fourth quarter 2005	No greater than 3.00 to 1.0	n/a
	First quarter 2006	No greater than 3.00 to 1.0	n/a

Consolidated net worth[1]	First quarter 2005 and each quarter thereafter	No less than $261.6 million[4]	$290.8

Consolidated indebtedness to consolidated capitalization[1]	First quarter 2005 and each quarter thereafter	No greater than 0.45 to 1.0	0.29

___________________________

(1)
The ratios are calculated as defined in the Note Purchase Agreements, as amended, which have been incorporated into the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as exhibits 10.2 and 10.3.

(2)
The ratios for each quarter are based on rolling four-quarter calculations of profitability. The Company’s loss in the fourth quarter of 2004 will have a negative impact on the ratios through the third quarter of 2005.

(3)
The line of credit facility with Bank of America has incorporated the amended covenants for the Series A Senior Notes and the Series 2003-A Senior Notes into the line of credit agreement. In addition, the bank requires that the Company maintain a minimum cash balance of $50 million on a consolidated basis at all times. The Company was in compliance with the minimum cash balance covenant at June 30, 2005.

(4)	Minimum consolidated net worth is $260.0 million plus 50% of net income after December 31, 2004 on a cumulative basis.

The Company used its $25.0 million line of credit facility in the second quarter of 2005, borrowing an aggregate of $10.0 million to fund operating cash requirements. These amounts were repaid in June 2005. As of June 30, 2005, there was no borrowing balance on the Company’s line of credit facility for operating cash requirements. The available balance was $10.4 million. The remaining $14.6 million was used for non-interest bearing letters of credit, $12.0 million of which was collateral for insurance and $2.6 million of which was collateral for performance of work and prepayment of billings related to a project overseas.

The Company has early retirement options on the Series A Senior Notes and the Series 2003-A Notes, which would require the payment of make-whole premiums. As of June 30, 2005, the amount of make-whole premiums was approximately $9.0 million.

9.	NEW ACCOUNTING PRONOUNCEMENTS

See discussion of SFAS No.123 (R), “Share-Based Payment” in Note 2 to these financial statements.

Index

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and results of operations and cash flows during the periods included in the accompanying consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Annual Report”). See the discussion of our critical accounting policies in our 2004 Annual Report. There have been no changes to these policies during the second quarter and six months ended June 30, 2005.

FORWARD -LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains various forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that are based on information currently available to the management of Insituform Technologies, Inc. and on management’s beliefs and assumptions. When used in this document, the words “anticipate,”  “estimate,”  “believe,”  “plan,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties and include, among others, management’s belief with respect to estimated and anticipated costs to complete on-going projects and management’s belief that our documentation will substantiate contract claim conditions. Our actual results may vary materially from those anticipated, estimated or projected due to a number of factors, such as the competitive environment for our products and services, the availability of raw materials used in the Insituform® cured-in-place-pipe (“CIPP”) process, increased competition upon expiration of our patents or the inadequacy of one or more of our CIPP process patents to protect our operations, the geographical distribution and mix of our work, our ability to attract business at acceptable margins, foreseeable and unforeseeable issues in projects that make it difficult or impossible to meet projected margins, the timely award or cancellation of projects, political circumstances impeding the progress of work, our ability to remain in compliance with the financial covenants included in our financing documents, the regulatory environment, the outcome of our pending litigation and other factors set forth in reports and other documents filed by us with the Securities and Exchange Commission from time to time. We do not assume a duty to update forward-looking statements. Please use caution and do not place reliance on forward-looking statements.

EXECUTIVE SUMMARY

Insituform Technologies, Inc. is a worldwide company specializing in trenchless technologies to rehabilitate, replace, maintain and install underground pipes. We have three principal operating segments: rehabilitation; tunneling; and Tite Liner® (“Tite Liner”). These segments have been determined based on the types of products sold, and each is reviewed and evaluated separately. While we use a variety of trenchless technologies, our CIPP process contributed 70.0% of our revenues in the first six months of 2005 and 70.6% of our revenues in the first six months of 2004.

Revenues are generated principally in the United States, Canada, the United Kingdom, the Netherlands, France, Belgium, Spain, Switzerland and Chile, and include product sales and royalties from several joint ventures in Europe and from unaffiliated licensees and sub-licensees throughout the world. The United States remains our single largest market, representing approximately 79.4% of total revenue in the first six months of 2005 and 82.2% of total revenue in the first six months of 2004. See Note 5 to the consolidated financial statements contained in this report for additional segment and geographic information and disclosures.

Index

RESULTS OF OPERATIONS - Three and Six Months Ended June 30, 2005 and 2004

The following table highlights the results for each of the segments and periods presented (dollars in thousands):

Three Months Ended June 30, 2005

Segment	Revenues	Gross Profit (Loss)	Gross Profit (Loss) Margin	Operating Expenses	Operating Income (Loss)	Operating Income (Loss) Margin
Rehabilitation	$123,231	$30,769	25.0%	$19,085	$11,684	9.5%
Tunneling	25,449	(5,470)	-21.5	2,238	(7,708)	-30.3
Tite Liner	9,161	2,924	31.9	1,416	1,508	16.5
Total	$157,841	$28,223	17.9	$22,739	$5,484	3.5

Three Months Ended June 30, 2004

Segment	Revenues	Gross Profit	Gross Profit Margin	Operating Expenses	Operating Income	Operating Income Margin
Rehabilitation	$104,625	$24,757	23.7%	$19,393	$5,364	5.1%
Tunneling	31,145	3,437	11.0	2,602	835	2.7
Tite Liner	6,664	2,370	35.6	979	1,391	20.9
Total	$142,434	$30,564	21.5	$22,974	$7,590	5.3

Six Months Ended June 30, 2005

Segment	Revenues	Gross Profit (Loss)	Gross Profit (Loss) Margin	Operating Expenses	Operating Income (Loss)	Operating Income (Loss) Margin
Rehabilitation	$228,458	$54,576	23.9%	$37,769	$16,807	7.4%
Tunneling	49,399	(5,205)	-10.5	5,903	(11,108)	-22.5
Tite Liner	16,261	4,951	30.4	2,525	2,426	14.9
Total	$294,118	$54,322	18.5	$46,197	$8,125	2.8

Six Months Ended June 30, 2004

Segment	Revenues	Gross Profit	Gross Profit Margin	Operating Expenses	Operating Income	Operating Income Margin
Rehabilitation	$200,254	$45,062	22.5%	$37,971	$7,091	3.5%
Tunneling	57,195	6,383	11.2	5,052	1,331	2.3
Tite Liner	12,899	4,486	34.8	1,943	2,543	19.7
Total	$270,348	$55,931	20.7	$44,966	$10,965	4.1

Index

The following table summarizes the increases (decreases) in key financial data for the three and six months ended June 30, 2005 as compared with the same periods in 2004 (dollars in thousands):

	Three Months Ended June 30, 2005 vs. 2004			Six Months Ended June 30, 2005 vs. 2004
	Total Increase (Decrease)		Percentage Increase (Decrease)	Total Increase (Decrease)		Percentage Increase (Decrease)
Consolidated
Revenues	$15,407		10.8%	$23,770		8.8%
Gross profit	(2,341)		-7.7	(1,609)		-2.9
Operating expenses	(235)		-1.0	1,231		2.7
Operating income	(2,106)		-27.7	(2,840)		-25.9

Rehabilitation
Revenues	18,606		17.8	28,204		14.1
Gross profit	6,012		24.3	9,514		21.1
Operating expenses	(308)		-1.6	(202)		-0.5
Operating income	6,320		117.8	9,716		137.0

Tunneling
Revenues	(5,696)		-18.3	(7,796)		-13.6
Gross profit	(8,907)		-259.2	(11,588)		-181.5
Operating expenses	(364)		-14.0	851		16.8
Operating income	(8,543)		-1,023.1	(12,439)		-934.6

Tite Liner
Revenues	2,497		37.5	3,362		26.1
Gross profit	554		23.4	465		10.4
Operating expenses	437		44.6	582		30.0
Operating income	117		8.4	(117)		-4.6

Interest Expense Taxes	(131 (900	) )	-5.8 -40.2	(501 (1,041	) )	-10.4 -39.1

Overview

Consolidated earnings were $0.4 million lower in the second quarter of 2005 compared to the second quarter of 2004 due primarily to challenges experienced in our tunneling business. The continuation of projects that experienced unfavorable gross margin adjustments made in the fourth quarter of 2004 continued to affect tunneling’s performance in the second quarter and first six months of 2005. Improvement in our core rehabilitation business partially offset the difficulties in tunneling. Higher rehabilitation volume in the second quarter and first six months of 2005 compared to the same periods last year, and the recognition of an insurance claim receivable in the second quarter of 2005 related to a project in Boston resulted in higher gross profit. Gross margins in the rehabilitation segment were relatively stable in the second quarter and first six months of 2005 compared to the same periods in 2004, respectively. Notably, we recognized a claim receivable from our excess insurance carrier for rework performed in Boston, Massachusetts beginning in early 2004 and in the second quarter of 2005, which favorably impacted rehabilitation gross profit by $3.4 million in the second quarter of 2005. Tite Liner experienced a slight decrease in gross margins, but still maintained margins over 30% for the second quarter and first six months of 2005 on higher revenue in 2005 compared to 2004.

Consolidated operating expenses declined by $0.2 million in the second quarter of 2005, as compared to the second quarter of 2004, due primarily to a $1.2 million reduction in our 2005 annual incentive compensation accrual, as overall operating performance was below expectation for 2005. In addition, there were reductions in certain professional fees of $0.5 million, which related to 2004 spending surrounding our strategic initiatives, such as logistics and sales development. These reductions were partially offset by increases in legal expenses of $0.5 million, and increased compensation and related expenses of $1.0 million for additional staffing to support growth in the business and the strategic initiatives that we have undertaken.

Consolidated operating expenses increased by $1.2 million in the first six months of 2005, as compared to the first six months of 2004, resulting from the aforementioned increased compensation and related expenses from staffing additions of $2.9 million,

Index

and increased legal expenses of $0.8 million. Partially offsetting these increases were reductions in incentive compensation expense of $2.2 million, as we have not achieved the level of performance expected for 2005. In addition, there were reductions in certain professional fees of $0.3 million related to consulting in 2004, which was mentioned previously.

Rehabilitation Segment

Revenues
Revenue growth was experienced in nearly every geographic region in the rehabilitation business in both North America and Europe for the second quarter of 2005 compared to the second quarter in 2004. In the second quarter of 2005, volumes in all tube diameters increased from the same period in 2004. The product mix included a higher proportion of medium- to large-diameter projects, which produces more revenue than small-diameter projects. Our manufacturing operations generated a record volume of tube in March 2005, most of which was used for installations in the second quarter of 2005. Increased volume was primarily the result of higher backlog at the end of the first quarter of 2005 compared to the end of the first quarter of 2004.

Revenues in the first six months of 2005 also grew in nearly every geographic region in the rehabilitation business in both North America and Europe. Contract backlog in the rehabilitation segment was $78.6 million higher at the end of 2004 compared to the end of 2003, which benefited the rehabilitation business in the first six months of 2005. As with the second quarter of 2005, the mix of business also impacted the first six months, with a higher portion of medium-to large-diameter work, which generates more revenue than small-diameter work.

Gross Profit and Margin
Rehabilitation gross profit increased in the second quarter of 2005 due primarily to increased volume, greater efficiencies in our manufacturing and logistics operations, and the recognition of a claim receivable from our excess insurance carrier, discussed in the following paragraphs. While rehabilitation gross profit dollars were higher, gross profit margins were relatively stable at 25.0% for the second quarter of 2005, compared to 23.7% for the same period in 2004. A claim recorded in the second quarter of 2005 related to the Boston project (as discussed in the following paragraph) provided a $3.4 million benefit to the quarter and six month periods ended June 30, 2005. Gross profit margin without this benefit would have been 22.2%. While we were able to achieve certain manufacturing and logistical efficiencies, continued effects of increased commodity prices, particularly resin, along with certain job execution issues, caused the overall decline in gross profit margin.

In 2003 we sought coverage under our general liability insurance policy for costs and expenses sustained in removing and reinstalling a CIPP process liner in Boston, Massachusetts. Primary coverage of $1.0 million (less a $250,000 deductible) was paid to us by our primary insurance carrier. Upon refusal of the excess carrier to acknowledge coverage under the policy, we filed suit against the excess carrier. In March 2005, the United States District Court in Boston ruled that the excess policy covered our costs and expenses in excess of the primary coverage. Although the excess carrier has filed a motion for reconsideration of this decision, we anticipate ultimate recovery of at least $6.1 million including interest. As such, we recorded a claim receivable for $6.1 million which provided a benefit of $3.7 million to our second quarter results with a $3.4 million benefit to gross profit and $0.3 million in pre-judgment interest income. The remaining $2.4 million covers estimated costs accrued to complete the remaining rework in 2005, which should be completed in the third quarter of 2005. See also Note 7 to the consolidated financial statements contained in this report.

Rehabilitation gross profit was higher in the first six months of 2005 compared to the first six months of 2004 due to the higher revenues and the recognition of the insurance claim receivable. Gross profit margins edged slightly higher in the first six months of 2005 to 23.9% compared to 22.5% in the first six months of 2004.

Operating Expenses
Rehabilitation operating expenses decreased in the second quarter and first six months of 2005 compared to the same periods in 2004 due to lower incentive compensation expense, lower amortization expense and lower professional fees associated with strategic initiatives implementation. Incentive compensation expense was lower as our overall results were below expectation. Amortization expense was lower due to the full amortization of certain intangibles acquired with Insituform East, Inc. Certain professional fees were lower due to substantial implementation of certain strategic initiatives, including logistics and sales development. These reductions were partially offset by higher legal expenses and compensation costs to support growth and the strategic initiatives undertaken. As a percentage of revenue, operating expenses decreased to 15.5% and 16.5% in the second quarter and first six months of 2005 compared to 18.5% and 19.0% in the same periods of 2004, respectively.

Operating Income and Margin
Rehabilitation operating income for the quarter and six month period ended June 30, 2005 increased substantially compared to the same periods in 2004. Higher revenues, higher gross profit at relatively stable gross profit margins and lower operating expenses contributed to the operating income improvement. Operating margin, which is operating income as a percentage of

Index

revenue, was 9.5% and 7.4% in the second quarter and first six months of 2005 compared to 5.1% and 3.5% for the same periods in 2004.

We have undertaken an operational realignment of our North American rehabilitation business units. The number of geographical business units has been reduced from six to four in North America. The new structure is intended to improve gross profit margins through enhanced execution and by consistently aligning the roles and responsibilities of all field positions across all four business units. We are not expecting this realignment to cause any significant one-time charges, but it should yield some savings beginning in 2006.

Tunneling Segment

Tunneling experienced further margin deterioration on its project in Chicago, Illinois. The project is now expected to finish with a loss, and the entire estimated loss was recorded in the second quarter of 2005 in accordance with applicable accounting rules. This resulted in an approximately $4.9 million adverse impact to the tunneling operation’s results for the quarter and six months ended June 30, 2005. This project is expected to be completed in the first quarter of 2006.

In addition, the anticipated gross margin was revised downward on another significant project. The impact to the second quarter of this revision was approximately $2.7 million. This development will likely have related claims for differing site conditions that may benefit future periods. This project is expected to be completed in the fourth quarter of this year.

Both of the projects described above included activities which are atypical of tunneling’s core mining activities. Going forward, management will focus on obtaining work, at acceptable margins, that is compatible with tunneling’s core competence, which is mining. In addition, management continues its efforts to return the tunneling operation to profitability by completing the projects with ongoing issues as expeditiously as possible.

At June 30, 2005, the tunneling segment had a number of claims against third parties for which costs had been incurred relating to various unforeseen and differing site conditions, along with potential defective specifications and other matters. The final settlement amounts are uncertain and, in all probability, will be less than the face value amounts. A benefit of approximately $3.3 million had been recorded relating to certain of these claims as of June 30, 2005, as these amounts have met the threshold for our policy for revenue recognition.

While we believe tunneling can return to profitability, to the extent additional, significant future losses are incurred, we may have exposure to the recovery of our goodwill of $8.9 million associated with the tunneling segment.

Revenues
Revenues were lower in the second quarter and first six months of 2005 compared to the same periods of 2004 due to lower backlog. Lower backlog is the result of the tunneling group’s focus on existing jobs and improved, more selective bidding practices.

Gross Profit (Loss) and Margin
Tunneling’s gross loss in the second quarter of 2005 was largely driven by the problems described above. As the Chicago project is now anticipated to be completed at a loss, the loss to date, plus the additional loss estimated to be incurred between now and completion, were recorded in the second quarter. The total negative impact of this project to tunneling’s gross profit was approximately $4.9 million in the second quarter of 2005. In addition, during the quarter, the adverse impact of $2.7 million was due to a negative margin adjustment on another significant project. Gross profit margins were a negative 21.5% in the second quarter of 2005 compared to 11.0% in the second quarter of 2004.

Similarly, the margin adjustments for the projects mentioned above were the primary factors in the negative gross margin in the first six months of 2005. For the first six months of 2005, tunneling’s gross margin was a negative 10.5% compared to 11.2% in the first six months of 2004.

Operating Expenses
Tunneling operating expenses were lower in the second quarter of 2005 compared to the second quarter of 2004 due primarily to a reduction of incentive compensation expense and other items as tunneling results were well below expectation. Operating expenses as a percentage of revenue were 8.8% in the second quarter of 2005 and 8.4% in the second quarter of 2004.

Tunneling operating expenses were higher in the first six months of 2005 compared to the first six months of 2004, particularly for increased headcount for additional staff to improve cost control and project management. Corporate expenses allocated to the tunneling business also increased due to additional senior management time spent on tunneling matters, additional technology costs related to systems initiatives, and legal and professional costs related to claims and additional audit costs. Operating expenses as a percentage of revenue in the first six months of 2005 were 11.9% compared to 8.8% in the first six months of 2004, due primarily to the factors stated above coupled with the effect of lower revenues in 2005.

Index

Operating Loss and Margin
Due to the factors discussed in the preceding paragraphs, tunneling posted an operating loss in the second quarter of 2005. The operating margin was a negative 30.3% in the second quarter of 2005 compared to 2.7% in the second quarter of 2004. Tunneling’s operating margin in the first six months of 2005 was a negative 22.5% compared to 2.3% in the first six months of 2004.

Tite Liner Segment

Revenues
In 2005, Tite Liner revenues increased primarily due to a significant project in South America. Revenues from Tite Liner operations in South America increased approximately $3.5 million in the second quarter of 2005 compared to the second quarter of 2004. In addition, operations in Canada resulted in revenues that were $0.9 million higher in the second quarter of 2005 compared to the second quarter of 2004, due primarily to a strong market driven by high oil and gas commodity prices. Partially offsetting the increased revenues in South America and Canada were decreased revenues from operations in the United States, which declined by $1.9 million in the second quarter of 2005 compared to the second quarter of 2004, due primarily to lower backlog.

Revenues increased in the first six months of 2005 compared to 2004 in the same regions. Revenues in South America were $3.7 million higher in the first six months of 2005 compared to the same period in 2004, while Canada’s revenues were $1.2 million higher in the first six months of 2005 compared to the same period in 2004. Revenues from U.S. operations decreased by $1.5 million in the first six months of 2005 compared to the first six months of 2004.

Gross Profit and Margin
Tite Liner gross profit increased in the second quarter of 2005 compared to 2004, due to the increase in revenues in South America and Canada. Gross profit increased by $0.9 million in South America and $0.3 million in Canada, while gross profit in the United States decreased by $0.6 million. Gross profit margin was 31.9% in the second quarter of 2005 compared to 35.6% in the second quarter of 2004. Gross profit margin decreased due to the increased volume in South America, where our work includes installing steel pipes (a commodity) and our Tite Liner product. On these projects there are lower margins due to the steel component of the work. In addition, there was a favorable closeout of a significant foreign project last year, which provided a benefit to that period’s gross profit.

In the first six months of 2005, gross profit was relatively stable compared to the first six months of 2004. Gross profit margins decreased to 30.4% in the first six months of 2005 compared to 34.8% in the first six months of 2004. As in the second quarter, the decrease is principally attributable to lower margin work in South America and a favorable project closeout in the second quarter 2004.

Operating Expenses
Operating expenses in the Tite Liner segment increased in the second quarter of 2005 compared to the second quarter of 2004, due principally to staff additions necessary to handle the business growth. As a percentage of revenue, operating expenses were 15.5% in the second quarter of 2005 compared to 14.7% in the second quarter of 2004. In the first six months of 2005, operating expenses increased, and were 15.5% of revenues compared to 15.1% in the first six months of 2004.

Operating Income and Margin
Operating income increased in the second quarter of 2005 compared to the second quarter of 2004 due to the improved revenues in South America. Operating margin was 16.5% in the second quarter of 2005 compared to 20.9% in the second quarter of 2004. Operating margin decreased in the second quarter of 2005 compared to the same quarter of 2004 primarily due to the aforementioned favorable closeout of an overseas project in 2004, lower gross profit margin on work performed in South America, and higher operating expenses.

Operating income was relatively stable in the first six months of 2005 compared to 2004 primarily due to higher gross profit being offset by higher operating expenses. Operating margin was 14.9% in the first six months of 2005 compared to 19.7% in the first six months of 2004. Operating margin declined in the first six months of 2005 compared to the same period of 2004 due principally to the same factors described in the preceding paragraph.

INTEREST EXPENSE

Interest expense declined approximately $0.1 million and $0.5 million in the second quarter and first six months of 2005, respectively, compared to the same periods in 2004 due to the following factors (dollars in thousands):

Index

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	Total Increase (Decrease)	Total Increase (Decrease)
Debt principal amortization - Series A Notes	$(319)	$(619)
Increased rates due to debt amendments	101	285
Deferred fees writeoffs due to debt amendments in 2004	—	(226)
Euro note interest in prior year	(39)	(86)
Interest on short-term borrowings and other	126	145
Total decrease in interest expense	$(131)	$(501)

INTEREST AND OTHER INCOME (EXPENSE)

Interest income increased principally due to recording interest receivable of $0.3 million on the claim receivable recorded from our excess insurance carrier, as previously discussed.

TAXES ON INCOME
Taxes on income decreased in the second quarter and first six months of 2005 compared to the same periods in 2004 due to lower pretax income and an effective tax rate of 35.0% in the second quarter and first six months of 2005 compared to 41.3% in the same periods of 2004. The effect of favorable foreign tax developments and higher pretax income in lower tax rate jurisdictions has caused the lower effective tax rate in the second quarter and first six months of 2005 compared to the same periods in 2004.

CONTRACT BACKLOG

Backlog	June 30, 2005	March 31, 2005	December 31, 2004
	(in millions)
Rehabilitation	$202.8	$181.4	$190.4
Tunneling	113.4	99.5	129.3
Tite Liner	12.8	13.2	8.6
Total	$329.0	$294.1	$328.3

Contract backlog is management’s expectation of revenues to be generated from received, signed, uncompleted contracts whose cancellation is not anticipated at the time of reporting. Contract backlog excludes any term contract amounts for which there is not specific and determinable work released and projects where we have been advised that we are the low bidder, but have not formally been awarded the contract.

While contract backlog increased by only $0.7 million as compared to December 31, 2004, it increased $34.9 million as compared to March 31, 2005. As compared to March 31, 2005, rehabilitation backlog increased $21.5 million, or 11.8%, due to growth in several North American regions. Also as compared to March 31, 2005, tunneling backlog increased by $13.9 million, or 14.0% due primarily to the signing of a $40.0 million project in Charleston, South Carolina during the quarter. Compared to backlog at June 30, 2004, rehabilitation backlog increased $24.2 million, Tite Liner backlog increased by $6.6 million and tunneling backlog decreased by $34.2 million, each at June 30, 2005.

Index

LIQUIDITY AND CAPITAL RESOURCES

Cash and Equivalents

	June 30, 2005	December 31, 2004
	(in millions)
Cash and cash equivalents	$70.6	$93.2
Cash restricted - in escrow	1.4	1.7
Total	$72.0	$94.9

Cash Flows from Operating Activities
In the first quarter of 2005, operations used $13.0 million in cash flow, but for the first six months of 2005, operations provided $10.5 million, which means $23.5 million in cash flow was provided by operations in the second quarter of 2005. Accounts receivable increased $11.6 million in the first six months of 2005, but declined by $2.9 million from the balance reported for the period ended March 31, 2005. Inventories, primarily CIPP tube inventories, increased by $1.1 million from December 31, 2004, primarily related to higher levels of production late in the first quarter of 2005. Prepaid expenses and other assets increased by $8.9 million, primarily reflecting the $6.1 million claim receivable from our excess insurance carrier, which was recorded in the second quarter of 2005. Accounts payable increased by $16.2 million during the first six months of 2005 due to higher revenues and cash management efforts. Depreciation was higher in the first six months of 2005 compared to the first six months of 2004 due to a higher level of fixed assets in 2005 compared to 2004, but amortization decreased due to certain intangibles acquired with Insituform East, Inc. becoming fully amortized in 2004. Cash provided by operating activities in the first six months of 2004 principally consisted of net income, $9.1 million received in tax refunds and $3.2 million used by other working capital changes.

Cash Flows from Investing Activities
Cash used in investing activities in the first six months of 2005 consisted of $15.6 million in capital expenditures, slightly offset by $0.5 million of proceeds from asset sales. Capital expenditures included investments in equipment for developing our steam-inversion process, replacement of older equipment and other new equipment to accommodate our revenue growth and crew expansion. This rate of capital expenditures is expected to taper somewhat in the second half of the year as we continue to focus on cash management and we reassess the equipment needs in our North American rehabilitation business.

Cash Flows from Financing Activities
Cash used in financing activities in the first six months of 2005 consisted of a normal debt amortization payment of $15.8 million and $0.3 million for deferred financing fees, slightly offset by $0.3 million received from the exercise of stock options. Cash used in financing activities in the first six months of 2004 consisted of a $15.8 million debt amortization payment, $0.6 million paid in deferred financing fees, $2.9 million received from the exercise of stock options and the release of $4.6 million of restricted cash held as collateral for insurance at December 31, 2003.

We borrowed an aggregate of $10.0 million on our line of credit to fund operating activities during the second quarter of 2005 and to meet the $50 million minimum cash requirement under our line of credit facility. However, these amounts were repaid by June 30, 2005. We have borrowed amounts subsequent to June 30, 2005, for the same reasons.

Material Changes in Financial Condition

In addition to cash, described in the previous paragraphs, the following balance sheet accounts experienced significant changes in the first six months of 2005:

Accounts Receivable
Accounts receivable increased by $11.6 million at June 30, 2005 compared to December 31, 2004 due to higher revenue and increased billing in the rehabilitation and Tite Liner segments, beginning late in the first quarter of 2005 which continued in the second quarter of 2005.

Retainage
Retainage increased by $2.9 million at June 30, 2005 compared to December 31, 2004. As with accounts receivable, retainage balances grew as a result of increased rehabilitation activities.

Long-Term Debt
Long-term debt decreased by $15.7 million at June 30, 2005 compared to December 31, 2004 due to the scheduled amortization payment on our Series A Senior Notes during the first quarter of 2005.

Index

Financings

See discussion in Note 8 to the consolidated financial statements contained in this report regarding our financings and debt covenant compliance.

We believe we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets, for the next twelve months.

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

The following table provides a summary of our financial obligations and commercial commitments as of June 30, 2005 (in thousands). This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases.

Payments Due by Period

Cash Obligations(1) (3)	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$96,533	$28	$15,795	$15,710	$—	$—	$65,000
Interest on long-term debt	38,103	3,429	6,344	4,949	4,251	4,251	14,879
Line of credit facility(2)	—	—	—	—	—	—	—
Operating leases	43,830	9,383	11,829	8,670	8,043	3,950	1,955
Total contractual cash obligations	$178,466	$12,840	$33,968	$29,329	$12,294	$8,201	$81,834
(1)  Cash obligations are not discounted. See Notes 7 and 8 to the consolidated financial statements contained in this report regarding commitments and contingencies and financings, respectively.
(2)  As of June 30, 2005, there was no borrowing balance on the credit facility and therefore there was no applicable interest rate as the rates are determined on the borrowing date. As of such date the available balance was $10.4 million, and the commitment fee was 0.5% per annum. The remaining $14.6 million was reserved for non-interest bearing letters of credit, $12.0 million of which was collateral for insurance and $2.6 million was collateral for performance of work and prepayment of billings related to a project overseas. We generally use the credit facility from time to time for short-term borrowings and disclose amounts outstanding as a current liability.
(3)  A resin supply contract with one of our vendors is excluded from this table. See “Market Risk —Commodity Risk” under Item 3 of this report for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

We use various structures for the financing of operating equipment, including borrowing, operating and capital leases, and sale-leaseback arrangements. All debt, including the discounted value of future minimum lease payments under capital lease arrangements, is presented in our consolidated balance sheet. Our future commitments under operating lease arrangements were $43.8 million at June 30, 2005. We also have exposure under performance guarantees by contractual joint ventures and indemnification of our surety. However, we have never experienced any material adverse effect to our consolidated financial position, results of operations or cash flows relative to these arrangements. All foreign joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 7 to the consolidated financial statements contained in this report regarding commitments and contingencies.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements, see Note 9 to the consolidated financial statements contained in this report.

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to the effect of interest rate changes and of foreign currency and commodity price fluctuations. We do not use derivative contracts to manage these risks.

Interest Rate Risk

The fair value of the Company’s cash and short-term investment portfolio at June 30, 2005 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, is not material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt. The fair value of our long-term debt, including current maturities and the amount outstanding on the line of credit facility, approximated its carrying value at June 30, 2005. Market risk was estimated to be $2.5 million as the potential increase in fair value resulting from a hypothetical 10% decrease in our debt-specific borrowing rates at June 30, 2005.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliates whose principal operations are outside of the United States. These entities use functional currencies other than the U.S. dollar, and consequently, we are exposed to risks associated with fluctuation in the value of these currencies compared to the U.S. dollar. Exchange rate fluctuations impact our cash balances denominated in foreign currencies. For the first six months of 2005, there was an unfavorable unrealized impact of $2.4 million on our total foreign cash balances of approximately $50.0 million, which are primarily denominated in Canadian dollars and Western European currencies.

Commodity Risk

We have exposure to the effect of changes in commodity pricing related to a variety of raw materials and services that we purchase and use in our operating activities, including resin, fiber, pipe and fuel. During 2004 and the first six months of 2005, we experienced increases in costs related to unfavorable changes in commodity prices. We manage this risk by entering into agreements with suppliers, when possible, to reduce the effects of fluctuations in the underlying commodity markets.

We entered into a resin supply contract effective March 29, 2005, for the purchase and sale of certain resins we use in our North American operations. The contract provides for the exclusive sale of these commodities by the vendor to us or to third parties that we designate. The contract has an initial term from March 29, 2005 until December 31, 2007, which shall renew for succeeding 12-month periods until the contract is terminated by either party upon 180-days’ prior written notice to the other party with an effective date of the end of the contract term.

See also discussion in Note 7 regarding commitments and contingencies to the consolidated financial statements contained in this report.

ITEM 4. CONTROLS AND PROCEDURES

Our Company’s management, with the participation of the chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls were effective at June 30, 2005.

We maintain internal controls and procedures designed to ensure that we are able to collect the information subject to required disclosure in reports we file with the United States Securities and Exchange Commission, and to process, summarize and disclose this information within the time specified by the rules set forth by the Securities and Exchange Commission.

There were changes in our internal control over financial reporting that occurred during the six months ended June 30, 2005 and up to the date of this filing that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Index

During the first six months of 2005, and up to the date of this filing, enhancements of internal control took place, specifically in the tunneling segment, as follows:

•	enhanced monthly project status review procedures and reporting;
•	increased supervisory and management reviews of project risks and controls, including appointing a new president, financial controller and director of cost controls in the tunneling segment; and
•	instituted higher standards concerning bid selection and risk mitigation processes.

Index

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the third quarter of 2002, an accident on an Insituform CIPP Process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. We fully cooperated with Iowa’s state OSHA in the investigation of the accident. Iowa OSHA issued a Citation and Notification of Penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. We challenged Iowa OSHA’s findings, and in the fourth quarter of 2003, an administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. We appealed the decision of the Employment Appeal Board to the Iowa District Court for Polk County, which, in the first quarter of 2005, reduced the penalties back to $158,000. We continue to vigorously oppose the citations and, in connection therewith, filed a notice of appeal with the Iowa Supreme Court in April 2005.

In July 2004, three separate civil actions were filed in the Iowa district court of Polk County with respect to the Des Moines accident. The first complaint, filed by family members and the Estate of Brian Burford on July 7, 2004, named Insituform Technologies, Inc., Insituform Technologies USA, Inc. (a wholly owned subsidiary of our company), the City of Des Moines and 15 current or former employees of our company as defendants. The two other actions, filed on July 6, 2004 by (1) family members and the Estate of Daniel Grasshoff and (2) Michael Walkenhorst, James E. Johnson and Linda Johnson, named the City of Des Moines and the 15 current or former employees of our company as defendants, but did not name Insituform Technologies, Inc. or Insituform Technologies USA, Inc. as defendants. The complaints filed with respect to Messrs. Burford and Grasshoff alleged wrongful death, negligence, gross negligence and civil conspiracy. The complaint filed with respect to Messrs. Walkenhorst and Johnson alleged gross negligence and civil conspiracy. We believe that the allegations in each of the complaints are without merit and that the workers’ compensation statutes provide the exclusive remedy to the plaintiffs for the deaths and injuries that occurred as a result of the Des Moines accident. Each complaint seeks unspecified damages, including punitive damages. During May 2005 and August 2005, Insituform Technologies USA, Inc. and the Company, respectively, were dismissed from the Burford case (the only case to which they were a party). In addition, between May 2005 and August 2005, four individual defendants were dismissed from the Grasshoff, Walkenhorst and Johnson cases and eight individual defendants were dismissed from the Burford case.

We are involved in certain other litigation incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such other litigation will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information concerning this item was previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which information is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

On August 2, 2005, we issued a press release announcing net income of $3.6 million, or $0.13 per share, for the second quarter of 2005. On August 8, 2005, we issued a press release announcing a downward revision to our second quarter financial results, which resulted in net income for the second quarter of 2005 of $2.7 million, or $0.10 per diluted share. The adjustment of $0.9 million relates solely to the August 4th publication of a revised “cost estimate to complete” for an isolated tunneling project that has been heavily impacted by an ongoing contract claim condition. The tunneling project, which is now roughly 70% complete, has been the subject of at least two substantial contract claim conditions for which we currently are preparing documentation to substantiate our claim to the customer for additional reimbursement. We intend to report recoveries for these claims as soon as the claims documentation meets our accounting policy for revenue recognition, which might take place as soon as the third quarter of 2005.

The financial results for the three- and six-month periods ended June 30, 2005, as reported in this report, supercedes the financial information announced in our August 2, 2005 press release.

ITEM 6. EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITUFORM TECHNOLOGIES, INC.

August 9, 2005	/s/ Christian G. Farman
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