Form 10-Q
period 2005-09-30
INSITUFORM TECHNOLOGIES INC
filed 2005-10-31
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended	September 30, 2005

Commission file number	#0-10786

Insituform Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3032158
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2005
Class A Common Stock, $.01 par value	26,925,602 Shares

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$155,213	$144,821	$449,331	$$415,169
Cost of revenues	122,363	114,545	362,159	328,962
Gross profit	32,850	30,276	87,172	86,207
Operating expenses	23,391	22,201	69,588	67,167
Operating income	9,459	8,075	17,584	19,040
Other (expense) income:
Interest expense	(2,167)	(2,318)	(6,461)	(7,113)
Interest income	395	326	1,362	950
Other	(247)	(224)	(411)	(561)
Total other expense	(2,019)	(2,216)	(5,510)	(6,724)
Income before taxes on income	7,440	5,859	12,074	12,316
Taxes on income	2,000	2,268	3,622	4,931
Income before minority interests and equity in earnings	5,440	3,591	8,452	7,385
Minority interests	(48)	(65)	(128)	(166)
Equity in earnings of affiliated companies	368	—	571	(35)
Net income	$5,760	$$3,526	$8,895	$$7,184

Earnings per share of common stock and common stock equivalents:

Basic:	$0.21	$0.13	$0.33	$0.27
Diluted:	0.21	0.13	0.33	0.27

See accompanying notes to consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	September 30, 2005 December 31, 2004
Assets
Current assets
Cash and cash equivalents	$69,665	$93,246
Restricted cash	4,260	1,705
Receivables, net	92,216	78,665
Retainage	31,151	25,655
Costs and estimated earnings in excess of billings	36,907	34,789
Inventories	15,525	13,339
Prepaid expenses and other assets	28,087	21,469
Total current assets	277,811	268,868
Property, plant and equipment, less accumulated depreciation	96,474	90,846
Other assets
Goodwill	131,535	131,540
Other assets	16,938	17,567
Total other assets	148,473	149,107

Total Assets	$522,758	$508,821

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt and line of credit	$20,047	$15,778
Accounts payable and accrued expenses	100,377	85,398
Billings in excess of costs and estimated earnings	14,862	12,809
Total current liabilities	135,286	113,985
Long-term debt, less current maturities	80,758	96,505
Other liabilities	6,370	6,848
Total liabilities	222,414	217,338
Minority interests	1,707	1,647

Commitments and contingencies (Note 8)	—	—

Stockholders’ equity
Preferred stock, undesignated, $.10 par - shares authorized
2,000,000; none outstanding	—	—
Common stock, $.01 par - shares authorized 60,000,000;
shares issued 29,283,066 and 29,174,019, respectively;
shares outstanding 26,925,602 and 26,816,555, respectively	292	291
Unearned restricted stock compensation	(1,545)	(1,226)
Additional paid-in capital	140,281	138,695
Retained earnings	207,820	198,925
Treasury stock - 2,357,464 shares	(51,596)	(51,596)
Accumulated other comprehensive income	3,385	4,747
Total stockholders’ equity	298,637	289,836

Total Liabilities and Stockholders’ Equity	$522,758	$508,821

See accompanying notes to consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$8,895	$7,184
Adjustments to reconcile to net cash provided by operating activities
Depreciation	13,915	12,149
Amortization	1,220	1,570
Deferred income taxes	2,909	430
Write-off of debt issuance costs	—	226
Other	242	1,031
Changes in restricted cash related to operating activities	(2,555)	462
Changes in operating assets and liabilities
Receivables, including costs and estimated earnings in excess of billings	(23,059)	(18,359)
Inventories	(2,439)	(2,966)
Prepaid expenses and other assets	(10,271)	7,591
Accounts payable and accrued expenses	19,445	6,822
Net cash provided by operating activities	8,302	16,140

Cash flows from investing activities:
Capital expenditures	(20,870)	(25,521)
Proceeds from sale of fixed assets	715	1,904
Investment in joint venture	—	(844)
Investment in patents	(557)	—
Net cash used in investing activities	(20,712)	(24,461)

Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	1,041	3,042
Proceeds from notes payable	6,179	—
Principal payments on notes payable	(1,890)	—
Principal payments on long-term debt	(15,767)	(18,914)
Deferred financing charges paid	(260)	(633)
Changes in restricted cash related to financing activities	—	4,602
Net cash used in financing activities	(10,697)	(11,903)
Effect of exchange rate changes on cash	(474)	4,037
Net decrease in cash and cash equivalents for the period	(23,581)	(16,187)
Cash and cash equivalents, beginning of period	93,246	93,865
Cash and cash equivalents, end of period	$69,665	$77,678

Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$5,559	$6,419
Income taxes, net	(1,751)	(5,940)
Noncash investing and financing activities:
Noncompete liability recovered in settlement	$—	$919

See accompanying notes to consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2005

1.	GENERAL

In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s unaudited consolidated balance sheets as of September 30, 2005 and December 31, 2004, the unaudited consolidated statements of income for the three and nine months ended September 30, 2005 and 2004 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally contained in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company’s 2004 Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to current presentation.

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

2.	EQUITY-BASED COMPENSATION

At September 30, 2005, the Company had two equity-based compensation plans under which equity-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options.

 Stock Options

All outstanding stock options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant. As a result, no compensation expense was required to be recorded.

 Restricted Stock

Restricted shares of the Company’s Class A common stock are awarded from time to time to the executive officers and certain key employees of the Company subject to a three-year service restriction and may not be sold or transferred during the restricted period. Restricted stock compensation is recorded based on the stock price on the date of grant and charged to expense ratably through the restriction period. The expense recorded each reporting period for shares of restricted stock awarded to executive officers, which are subject to the Company’s achievement of certain pre-established performance goals in addition to the service restrictions described above, is adjusted according to the fluctuation of the Company’s common stock price. Forfeitures cause the reversal of all previous expense recorded as a reduction of current period expense. There were 102,500 and 73,600 restricted shares outstanding at September 30, 2005 and December 31, 2004, respectively. On May 5, 2005, the Company granted 55,000 shares of restricted stock to executive officers and certain key employees. There were forfeitures of 5,900 shares in the third quarter of 2005, and forfeitures of 26,100 shares in the first nine months of 2005 compared to forfeitures of 12,800 shares in the third quarter of 2004 and 19,800 shares in the first nine months of 2004.

Expense (benefit) associated with grants of restricted stock and the effect of related forfeitures are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Restricted stock expense	$149	$58	$340	$137
Forfeitures	(12)	(78)	(116)	(114)
Restricted stock expense (benefit), net	137	(20)	224	23
Tax expense (benefit)	(48)	8	(78)	(9)
Net expense (benefit)	$89	$(12)	$146	$14

Deferred Stock Units

Deferred stock units are generally awarded to key executives and directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded in full on the date of grant. Deferred stock units awarded and the associated expense for the three- and nine-month periods ended September 30, 2005 and 2004 are presented in the table below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Deferred stock units awarded	3,200	28,100	32,282	28,100

Deferred stock units expense	$61	$448	$539	$448
Tax benefit	(21)	(179)	(189)	(179)
Net expense	$40	$269	$350	$269

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” to equity-based compensation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income - as reported	$5,760	$3,526	$8,895	$7,184
Add: Total equity-based compensation expense included in net income, net of related tax effects	129	257	496	283

Deduct: Total equity-based compensation expense determined under fair value methods for all awards, net of related tax effects	(654)	(689)	(1,944)	(1,235)
Pro forma net income	$5,235	$3,094	$7,447	$6,232

Basic earnings per share:
As reported	$0.21	$0.13	$0.33	$0.27
Pro forma	0.20	0.12	0.28	0.23

Diluted earnings per share:
As reported	0.21	0.13	0.33	0.27
Pro forma	0.19	0.12	0.28	0.23

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). This Statement revises the measurement, valuation and recognition of financial accounting and reporting standards for equity-based employee compensation plans contained in SFAS No. 123. The new rules require companies to expense the value of employee stock options and similar equity-based compensation awards based on fair value recognition provisions. The new principles become effective for the Company in the first quarter of 2006. The adoption of SFAS 123(R) by the Company on January 1, 2006 will cause the Company to expense the fair value of its employee stock options, the impact of which is currently disclosed on a pro-forma basis. The Company estimates it will record $1.6 million ($1.0 million, net of tax) relating to the unvested portion of stock option and restricted stock awards made prior to adoption, in addition to expense that may be incurred with any equity-based awards in 2006. The Company disclosed after-tax equity-based compensation expense of $2.1 million in 2004 and $3.3 million in 2003, on a pro-forma basis.

3.	COMPREHENSIVE INCOME

For the quarters ended September 30, 2005 and 2004, comprehensive income was $7.0 million and $5.3 million, respectively, with comprehensive income of $7.5 million and $11.2 million for the nine months ended September 30, 2005 and 2004, respectively. The Company’s adjustment to net income to calculate comprehensive income consists solely of cumulative foreign currency translation adjustments of $1.2 million and $1.8 million for the quarters ended September 30, 2005 and 2004, respectively, and $(1.4) million and $4.0 million for the nine months ended September 30, 2005 and 2004, respectively.

4.	SHARE INFORMATION

Earnings per share have been calculated using the following share information:

	Three Months Ended September 30,
	2005	2004
Weighted average number of common shares used for basic EPS	26,793,266	26,698,170
Effect of dilutive stock options, stock appreciation rights, restricted stock and deferred stock units (Note 2)	251,387	142,154

Weighted average number of common shares and dilutive potential common stocks used in diluted EPS	27,044,653	26,840,324

	Nine Months Ended September 30,
	2005	2004
Weighted average number of common shares used for basic EPS	26,764,249	26,624,037
Effect of dilutive stock options, stock appreciation rights, restricted stock and deferred stock units (Note 2)	178,243	138,573

Weighted average number of common shares and dilutive potential common stocks used in diluted EPS	26,942,492	26,762,610

5.	INCOME TAXES

Income tax expense, as a percentage of income before taxes on income, differs from the U.S. federal statutory tax rate as follows:

	Nine Months Ended September 30,
	2005	2004

Income taxes at U.S. federal statutory rate	35.0%	35.0%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income tax benefit	-0.1	2.5
Amortization of intangibles	-5.0	-3.0
Effect of foreign income taxes	-4.0	3.0
Non-deductible meals and entertainment	5.3	2.9
Federal motor fuels excise tax credit	-2.6	-1.7
Other	1.4	1.3
Total taxes on income	30.0%	40.0%

6.	SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

Financial information by segment was as follows for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Rehabilitation	$107,821	$102,924	$336,279	$303,178
Tunneling	35,724	35,963	85,123	93,158
Tite Liner	11,668	5,934	27,929	18,833
Total Revenues	$155,213	$144,821	$449,331	$415,169

Gross Profit (Loss)
Rehabilitation	$26,596	$25,935	$81,172	$70,997
Tunneling	2,767	2,255	(2,438)	8,638
Tite Liner	3,487	2,086	8,438	6,572
Total Gross Profit	$32,850	$30,276	$87,172	$86,207

Operating Income (Loss)
Rehabilitation	$8,513	$7,309	$25,320	$14,400
Tunneling	(1,267)	(303)	(12,375)	1,028
Tite Liner	2,213	1,069	4,639	3,612
Total Operating Income	$9,459	$8,075	$17,584	$19,040

In the second quarter of 2005, the Company recorded a claim receivable from the Company’s excess insurance coverage carrier, which benefited gross profit in the rehabilitation segment by $3.4 million in the nine months ended September 30, 2005. See Note 8 –“Commitments and Contingencies – Litigation –Boston Installation” for further discussion.

Performance in the tunneling segment was adversely impacted by the continuation of projects that have encountered unfavorable gross margin developments beginning in the fourth quarter of 2004. There were further adverse margin developments on certain of these projects, mostly occurring in the first half of 2005, with one large project, in Chicago, accounting for $5.0 million of the tunneling operating loss for the nine months ended September 30, 2005. During the third quarter of 2005, $2.9 million in claims ($2.0 million after reserves for certain doubtful receivables and claims from counterparties of $0.9 million) were recognized as compared to $1.5 million in net claims recognized in the same quarter of 2004.

The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
United States	$122,157	$119,022	$355,684	$341,183
Canada	8,741	6,738	22,570	18,914
Europe	19,627	18,306	62,295	54,083
Other Foreign	4,688	755	8,782	989
Total Revenues	$155,213	$144,821	$449,331	$415,169

Gross Profit
United States	$23,276	$22,562	$61,868	$65,790
Canada	3,273	2,259	7,720	6,074
Europe	5,531	5,165	15,728	14,005
Other Foreign	770	290	1,856	338
Total Gross Profit	$32,850	$30,276	$87,172	$86,207

Operating Income (Loss)
United States	$5,427	$5,551	$9,850	$14,167
Canada	2,053	1,214	4,132	2,951
Europe	1,404	1,172	2,342	1,940
Other Foreign	575	138	1,260	(18)
Total Operating Income	$9,459	$8,075	$17,584	$19,040

7.	ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets include patents and trademarks, license agreements, non-compete agreements and customer relationships. Intangible assets at September 30, 2005 and December 31, 2004 were as follows (in thousands):

	As of September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents and trademarks	$14,500	$(12,968)	$1,532
License agreements	4,803	(2,519)	2,284
Non-compete agreements	3,241	(2,250)	991
Customer relationships	1,797	(241)	1,556
Total	$24,341	$(17,978)	$6,363

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Patents and trademarks	$13,943	$(12,646)	$1,297
License agreements	4,803	(2,340)	2,463
Non-compete agreements	3,249	(1,799)	1,450
Customer relationships	1,797	(151)	1,646
Total	$23,792	$(16,936)	$6,856

In the third quarter of 2005, the Company invested approximately $0.6 million in certain patented technologies related to the Company’s Tite Liner business. These patents will be amortized over their estimated useful life of five years.

Amortization expense for the three- and nine-month periods ended September 30, 2005 and 2004 was as follows.

	2005	2004
Aggregate amortization expense:	(in thousands)
Three months ended September 30	$383	$381
Nine months ended September 30	1,220	1,570

Estimated amortization expense:
For year ending December 31, 2005	$1,497
For year ending December 31, 2006	1,238
For year ending December 31, 2007	811
For year ending December 31, 2008	551
For year ending December 31, 2009	443

8.	COMMITMENTS AND CONTINGENCIES

Litigation

In the third quarter of 2002, an accident on an Insituform® cured-in-place-pipe (“CIPP”) process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. The Company fully cooperated with Iowa’s state OSHA in the investigation of the accident. Iowa OSHA issued a Citation and Notification of Penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. The Company challenged Iowa OSHA’s findings, and in the fourth quarter of 2003, an administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. The Company appealed the decision of the Employment Appeal Board to the Iowa District Court for Polk County, which, in the first quarter of 2005, reduced the penalties back to $158,000. The Company continues to vigorously oppose the citations and, in connection therewith, filed a notice of appeal and proof brief with the Iowa Supreme Court in April 2005 and July 2005, respectively. The Company currently anticipates that its appeal will be heard by the Iowa Supreme Court during the second or third quarter of 2006.

In July 2004, three separate civil actions were filed in the Iowa District Court of Polk County with respect to the Des Moines accident. The first complaint, filed by family members and the Estate of Brian Burford on July 7, 2004, named the Company, Insituform Technologies USA, Inc. (a wholly owned subsidiary of the Company), the City of Des Moines and 15 current or former employees of the Company as defendants. The two other actions, filed on July 6, 2004 by (1) family members and the Estate of Daniel Grasshoff and (2) Michael Walkenhorst, James E. Johnson and Linda Johnson, named the City of Des Moines and the 15 current or former employees of the Company as defendants, but did not name the Company or Insituform Technologies USA, Inc. as defendants. The complaints filed with respect to Messrs. Burford and Grasshoff alleged wrongful death, negligence, gross negligence and civil conspiracy. The complaint filed with respect to Messrs. Walkenhorst and Johnson alleged gross negligence and civil conspiracy. The Company believes that the allegations in each of the complaints are without merit and that the workers’ compensation statutes provide the exclusive remedy to the plaintiffs for the deaths and injuries that occurred as a result of the Des Moines accident. Each complaint seeks unspecified damages, including punitive damages. During May 2005 and August 2005, Insituform Technologies USA, Inc. and the Company, respectively, were dismissed from the Burford case (the only case in which they were a party). In addition, between May 2005 and August 2005, four individual defendants were dismissed from the Grasshoff, Walkenhorst and Johnson cases and eight individual defendants were dismissed from the Burford case.

In December 2003, Environmental Infrastructure Group, L.P. (“EIG”) filed suit in the District Court of Harris County, Texas, against several defendants, including Kinsel Industries, Inc. (“Kinsel”), a wholly owned subsidiary of the Company, seeking unspecified damages. The suit alleges, among other things, that Kinsel failed to pay EIG monies due under a subcontractor agreement. In February 2004, Kinsel filed an answer, generally denying all claims, and also filed a counter-claim against EIG based upon EIG’s failure to perform work required of it under the subcontract. In June 2004, EIG amended its complaint to add the Company as an additional defendant and included a claim for lost opportunity damages. In December 2004, the Company and Kinsel filed third-party petitions against the City of Pasadena, Texas, on the one hand, and Greystar-EIG, LP, Grey General Partner, LLC and Environmental Infrastructure Management, LLC (collectively, the “Greystar Entities”), on the other hand. Recently, EIG amended its petition to add a fraud claim against Kinsel and the Company and also requested exemplary damages. The original petition filed by EIG against Kinsel seeks damages for funds that EIG claims should have been paid to EIG on a wastewater treatment plant built for the City of Pasadena. Kinsel’s third-party petition against the City of Pasadena seeks approximately $1.4 million in damages to the extent EIG’s claims against Kinsel have merit and were appropriately requested. The third-party petition against the Greystar Entities seeks damages based upon fraudulent conveyance, alter ego and single business enterprise (the Greystar Entities are the successors-in-interest to all or substantially all of the assets of EIG, now believed to be defunct). Following the filing of the third-party petitions, the City of Pasadena filed a motion to dismiss based upon lack of jurisdiction claiming the City is protected by sovereign immunity. The trial court denied the City’s motion and the suit has been stayed pending appeal of the City’s motion, presently pending in the Court of Appeals in Corpus Christi, Texas. The Company believes that the factual allegations and legal claims made against it and Kinsel are without merit and intends to vigorously defend them.

In 1990, the Company initiated proceedings against Cat Contracting, Inc., Michigan Sewer Construction Company, Inc. and Inliner U.S.A., Inc. (subsequently renamed FirstLiner USA, Inc.), along with another party, alleging infringement of certain in-liner Company patents. In August 1999, the United States District Court in Houston, Texas found that one of the Company’s patents was willfully infringed and awarded $9.5 million in damages. After subsequent appeals, the finding of infringement has been affirmed, but the award of damages and finding of willfulness are subject to rehearing. The Company anticipates that the court will reinstate the award of damages to the Company of at least $9.5 million, plus interest. The Company, after investigation, believes that the defendants may have viable sources to satisfy at least some portion of final judgment received by the Company and currently is in settlement discussions with them. At September 30, 2005, the Company had not recorded any receivable related to this matter.

On June 3, 2005, the Company filed a lawsuit in the United States District Court in Memphis, Tennessee against Per Aarsleff A/S, a publicly traded Danish company, and certain of its subsidiaries and affiliates. Since approximately 1980, Per Aarsleff and its subsidiaries have held licenses for the Insituform CIPP process in various countries in Northern and Eastern Europe, Taiwan, Russia and South Africa. Per Aarsleff also is a 50% partner in the Company’s German joint venture and a 25% partner in the Company’s manufacturing company in Great Britain. The Company’s lawsuit seeks, among other things, monetary damages in an unspecified amount for the breach by Per Aarsleff of its license and implied license agreements with the Company and for royalties owed by Per Aarsleff under the license and implied license agreements. At September 30, 2005, excluding the effects of the claim specified in the lawsuit, Per Aarsleff owed the Company approximately $0.5 million related to royalties due under the various license and implied license agreements based upon royalty reports prepared and submitted by Per Aarsleff. The Company believes that these receivables are fully collectible at this time. At September 30, 2005, the Company had not recorded any further receivable related to this lawsuit.

Boston Installation

In August 2003, the Company began a CIPP process installation in Boston. The $1.0 million project required the Company to line 5,400 feet of a 109-year-old, 36- to 41-inch diameter unusually shaped hand-laid rough brick pipe. Many aspects of this project were atypical of the Company’s normal CIPP process installations. Following installation, the owner rejected approximately 4,500 feet of the liner and all proposed repair methods. All rejected liner was removed and re-installed, and the Company recorded a loss of $5.1 million on this project in the year ended December 31, 2003. During the first quarter of 2005, the Company, in accordance with its agreement with the client, inspected the lines. During the course of such inspection, it was determined that the segment of the liner that was not removed and re-installed in early 2004 was in need of replacement in the same fashion as all of the other segments replaced in 2004. The Company completed its assessment of the necessary remediation and related costs and began work with respect to such segment late in the second quarter of 2005. The Company’s remediation work with respect to this segment was completed during the third quarter of 2005. The Company incurred costs of approximately $2.4 million with respect to the 2005 remediation work, which was accrued for in the second quarter of 2005.

Under the Company’s “Contractor Rework” special endorsement to its primary comprehensive general liability insurance policy, the Company filed a claim with its primary insurance carrier relative to rework of the Boston project. The carrier has paid the Company the primary coverage of $1 million, less a $250,000 deductible, in satisfaction of its obligations under the policy.

The Company’s excess comprehensive general liability insurance coverage is in an amount far greater than the estimated costs associated with the liner removal and re-installation. The Company believes the “Contractor Rework” special endorsement applies to the excess insurance coverage. The Company has already incurred costs in excess of the primary coverage and notified its excess carrier of the claim in 2003. The excess insurance carrier denied coverage in writing without referencing the “Contractor Rework” special endorsement, and subsequently indicated that it did not believe that the “Contractor Rework” special endorsement applied to the excess insurance coverage.

In March 2004, the Company filed a lawsuit in the United States District Court in Boston, Massachusetts against its excess insurance carrier for such carrier’s failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage. The excess insurance carrier filed an answer in response. In March 2005, the Court granted the Company’s motion for summary judgment, concluding that the Company’s policy with its excess insurance carrier provided coverage for costs associated with the rework of the Boston project in excess of the primary comprehensive general liability insurance policy. The excess insurance carrier has filed a motion for reconsideration of the Court’s order, and the Company has filed a motion opposing the excess insurance carrier’s motion for reconsideration. The parties are awaiting a decision by the Court.

During the second quarter of 2005, the Company, in consultation with outside legal counsel, determined that the likelihood of recovery from the excess insurance carrier is probable and that the amount of such recovery is estimable. An insurance claims expert retained by the Company’s outside legal counsel reviewed the documentation produced with respect to the claim and, based on this review, provided the Company with an estimate of the costs that have been sufficiently documented and substantiated. The excess insurance carrier’s financial viability also was investigated during this period and was determined to have a strong rating of A+ with the leading insurance industry rating service. Based on these factors, the favorable court decision in March 2005 and the acknowledgement of coverage and payment from the Company’s primary insurance carrier, the Company believes that recovery from the excess insurance carrier is both probable and estimable and recorded a receivable in the amount of $6.1 million in connection with the Boston project in the second quarter of 2005. The impact of the Boston remediation on the Company’s results for the nine months ended September 30, 2005 was approximately $3.7 million (of which $0.3 million is pre-judgment interest income), which reflects the $6.1 million receivable less the $2.4 million of additional estimated costs accrued for the rework performed during the second and third quarters of 2005.

Department of Justice Investigation

During 2005, the Company has incurred approximately $0.7 million in costs in responding to two United States government subpoenas relating to the investigation of alleged public corruption and bid rigging in the Birmingham, Alabama metropolitan area during the period from 1997 to 2003. The Company has produced hundreds of thousands of documents in an effort to fully comply with these subpoenas, which the Company believes were issued to most, if not all, sewer repair contractors and engineering firms which had public sewer projects in the Birmingham area. A number of indictments of public officials, contractors, engineers and contracting and engineering companies were announced in February and July of 2005, including the indictment of a joint venture partner of the Company. The Company has been advised by the government that it is not considered a target of the investigation at this time. The investigation is ongoing and the Company may have to continue to incur substantial costs in complying with its obligations in connection with the investigation. The Company has been fully cooperative throughout the investigation.

Other Litigation

The Company is involved in certain other litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such other litigation will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Guarantees

The Company has entered into several contractual joint ventures to develop joint bids on contracts for its rehabilitation businesses, and for its tunneling operations. In these cases, the Company could be required to complete the joint venture partner’s portion of the contract if the partner were unable to complete its portion. The Company would be liable for any amounts for which the Company itself could not complete the work and for which a third-party contractor could not be located to complete the work for the amount awarded in the contract. While the Company would be liable for additional costs, these costs would be offset by any related revenues due under that portion of the contract. The Company has not experienced material adverse results from such arrangements. Based on these facts, while there can be no assurances, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows from such arrangements.

The Company also has many contracts that require the Company to indemnify the other party against loss from claims of patent or trademark infringement. The Company also indemnifies its surety against losses from third-party claims of customers and subcontractors. The Company has not experienced material losses under these provisions and currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows from such arrangements.

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at September 30, 2005 in its consolidated balance sheet.

9.	FINANCINGS

On March 16, 2005, the Company and the holders of the Company’s Series A Senior Notes and the Company’s Series 2003-A Senior Notes amended the debt covenants under the Series A and the Series 2003-A Senior Notes. The amended debt covenants of the Series A Senior Notes and the Series 2003-A Senior Notes also were incorporated by reference into the Company’s credit facility with Bank of America, N.A. The Company was in compliance with its covenants at September 30, 2005 and, while there can be no certainty, believes that it will remain in compliance for the next twelve months. In the event that a violation appears likely, the Company may explore financing alternatives to implement so that the Company does not violate any of the covenants. There can be no assurance that the Company would be able to arrange any such alternative financing. The Company continuously reviews opportunities to enhance its capital structure.

Effective March 16, 2005, the Company agreed to increase the interest rate on the Series A Senior Notes from 8.63% per annum to 8.88% per annum and to increase the interest rate on the Series 2003-A Senior Notes from 6.04% per annum to 6.54% per annum, to obtain the less restrictive financial covenants and waivers of defaults that existed prior to that date. The Company also paid its creditors approximately $260,000 in fees to obtain the waivers and amendments. The table below sets forth the new covenants, which became effective on March 16, 2005:

Description of Covenant	Fiscal Quarter	Amended Covenant(2),(3)	Actual Ratio or Amount(2)
$110 million 8.88% Senior Notes, Series A, due February 14, 2007 and $65 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013
Fixed charge coverage ratio(1)	First quarter 2005	No less than 1.25 to 1.0	1.64
	Second quarter 2005	No less than 1.25 to 1.0	1.61
	Third quarter 2005	No less than 1.50 to 1.0	1.74
	Fourth quarter 2005	No less than 1.75 to 1.0	n/a
	First quarter 2006	No less than 2.00 to 1.0	n/a

Ratio of consolidated indebtedness to	First quarter 2005	No greater than 4.25 to 1.0	3.50
EBIDTA(1)	Second quarter 2005	No greater than 4.00 to 1.0	3.70
	Third quarter 2005	No greater than 4.00 to 1.0	3.48
	Fourth quarter 2005	No greater than 3.00 to 1.0	n/a
	First quarter 2006	No greater than 3.00 to 1.0	n/a

Consolidated net worth(1)	First quarter 2005 and each quarter thereafter	No less than the sum of $260 million plus 50% of net income after December 31, 2004; $264.4 million required as of third quarter 2005	$298.6

Ratio of consolidated indebtedness to consolidated capitalization(1)	First quarter 2005 and each quarter thereafter	No greater than 0.45 to 1.0	0.29
___________________

(1)
The ratios are calculated as defined in the Note Purchase Agreements, as amended, which have been incorporated into the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as exhibits 10.2 and 10.3.

(2)
The ratios for each quarter are based on rolling four-quarter calculations of profitability. The Company’s loss in the fourth quarter of 2004 had a negative impact on the ratios through the third quarter of 2005.

(3)
The line of credit facility with Bank of America has incorporated the amended covenants for the Series A Senior Notes and the Series 2003-A Senior Notes into the line of credit agreement. In addition, the bank requires that the Company maintain a minimum cash balance of $50.0 million on a consolidated basis at all times. The Company was in compliance with the minimum cash balance covenant at September 30, 2005.

The Company used its $25.0 million line of credit facility in the third quarter of 2005, borrowing an aggregate of $5.0 million to fund operating cash requirements. These amounts were repaid by September 30, 2005. At September 30, 2005 the available balance under the line of credit facility was $11.5 million. The remaining $13.5 million was used for non-interest bearing letters of credit, $12.6 million of which was collateral for insurance and $0.9 million of which was collateral for performance of work. The line of credit facility matures on March 31, 2006. Each of the Senior Note agreements require the Company to maintain a line of credit facility with a minimum availability of $25.0 million. The Company expects to either renew or obtain a replacement line of credit facility on or before the maturity date. There can be no assurance that the Company will renew the line of credit or obtain a replacement facility.

The Company has early retirement options on the Series A Senior Notes and the Series 2003-A Notes, which would require the payment of make-whole premiums. As of September 30, 2005, the amount of make-whole premiums was approximately $6.4 million.

During the third quarter of 2005, the Company financed $5.3 million in certain annual insurance premiums. The financing is to be repaid in monthly installments through June 2006, with interest rates ranging from 2.35% to 4.99%.

10.	NEW ACCOUNTING PRONOUNCEMENTS

See discussion of SFAS 123(R), “Share-Based Payment” in Note 2 to these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Annual Report”). See discussion of our critical accounting policies in our 2004 Annual Report; there have been no changes to these policies during the quarter and nine months ended September 30, 2005.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains various forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that are based on information currently available to the management of Insituform Technologies, Inc. and on management’s beliefs and assumptions. When used in this document, the words “anticipate,”“estimate,”“believe,”“plan,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties and include, among others, management’s belief with respect to estimated and anticipated costs to complete on-going projects, management’s belief that our documentation will substantiate contract claim conditions, management’s expectation with respect to the completion dates of ongoing projects, management’s belief of the amounts it may recover for pending tunneling claims, management’s intention to obtain work that is comparable with our tunneling operation’s core competency, our belief that we can return our tunneling operation to profitability, our ability to refinance our line of credit facility and our belief that we have adequate resources and liquidity to fund future cash requirements and debt repayments. Our actual results may vary materially from those anticipated, estimated or projected due to a number of factors, such as the competitive environment for our products and services, the availability and pricing of raw materials used in the Insituform® cured-in-place-pipe (“CIPP”) process, increased competition upon expiration of our patents or the inadequacy of one or more of our CIPP process patents to protect our operations, the geographical distribution and mix of our work, our ability to attract business at acceptable margins, foreseeable and unforeseeable issues in projects that make it difficult or impossible to meet projected margins, the timely award or cancellation of projects, political circumstances impeding the progress of work, our ability to remain in compliance with the financial covenants included in our financing documents, the regulatory environment, weather conditions, the outcome of our pending litigation and other factors set forth in reports and other documents filed by us with the Securities and Exchange Commission from time to time. We do not assume a duty to update forward-looking statements. Please use caution and do not place reliance on forward-looking statements.

EXECUTIVE SUMMARY

Insituform Technologies, Inc. is a worldwide company specializing in trenchless technologies to rehabilitate, replace, maintain and install underground pipes. We have three principal operating segments: rehabilitation; tunneling; and Tite Liner® (“Tite Liner”). These segments have been determined based on the types of products sold, and each is reviewed and evaluated separately. While we use a variety of trenchless technologies, our CIPP process contributed 67.2% of our revenues in the first nine months of 2005 compared to 66.2% of our revenues in the first nine months of 2004.

Revenues are generated principally in the United States, Canada, the United Kingdom, the Netherlands, France, Belgium, Spain, Switzerland and Chile, and include product sales and royalties from several joint ventures in Europe and from unaffiliated licensees and sub-licensees throughout the world. The United States remains our single largest market, representing 79.2% of total revenue in the first nine months of 2005 and 82.2% of total revenue in the first nine months of 2004. See Note 6 to the consolidated financial statements contained in this report for additional segment and geographic information and disclosures.

RESULTS OF OPERATIONS - Three and Nine Months Ended September 30, 2005 and 2004

The following tables highlight the results for each of our segments for the periods presented (dollars in thousands):

Three Months Ended September 30, 2005

Segment	Revenues	Gross Profit	Gross Profit Margin	Operating Expenses	Operating Income (Loss)	Operating Income (Loss) Margin
Rehabilitation	$107,821	$26,596	24.7%	$18,083	$8,513	7.9%
Tunneling	35,724	2,767	7.7	4,034	(1,267)	-3.5
Tite Liner	11,668	3,487	29.9	1,274	2,213	19.0
Total	$155,213	$32,850	21.2	$23,391	$9,459	6.1

Three Months Ended September 30, 2004

Segment	Revenues	Gross Profit	Gross Profit Margin	Operating Expenses	Operating Income (Loss)	Operating Income (Loss) Margin
Rehabilitation	$102,924	$25,935	25.2%	$18,626	$7,309	7.1%
Tunneling	35,963	2,255	6.3	2,558	(303)	-0.8
Tite Liner	5,934	2,086	35.2	1,017	1,069	18.0
Total	$144,821	$30,276	20.9	$22,201	$8,075	5.6

Nine Months Ended September 30, 2005

Segment	Revenues	Gross Profit (Loss)	Gross Profit (Loss) Margin	Operating Expenses	Operating Income (Loss)	Operating Income (Loss) Margin
Rehabilitation	$336,279	$81,172	24.1%	$55,852	$25,320	7.5%
Tunneling	85,123	(2,438)	-2.9	9,937	(12,375)	-14.5
Tite Liner	27,929	8,438	30.2	3,799	4,639	16.6
Total	$449,331	$87,172	19.4	$69,588	$17,584	3.9

Nine Months Ended September 30, 2004

Segment	Revenues	Gross Profit	Gross Profit Margin	Operating Expenses	Operating Income	Operating Income Margin
Rehabilitation	$303,178	$70,997	23.4%	$56,597	$14,400	4.7%
Tunneling	93,158	8,638	9.3	7,610	1,028	1.1
Tite Liner	18,833	6,572	34.9	2,960	3,612	19.2
Total	$415,169	$86,207	20.8	$67,167	$19,040	4.6

The following table summarizes the increases (decreases) in revenues, gross profit, operating expenses, operating income, interest expense and taxes on income for each of the periods presented (dollars in thousands):

	Three Months Ended September 30, 2005 vs. 2004		Nine Months Ended September 30, 2005 vs. 2004
	Total Increase (Decrease)	Percentage Change	Total Increase (Decrease)	Percentage Change
Consolidated
Revenues	$10,392	7.2%	$34,162	8.2%
Gross profit	2,574	8.5	965	1.1
Operating expenses	1,190	5.4	2,421	3.6
Operating income	1,384	17.1	(1,456)	-7.6

Rehabilitation
Revenues	4,897	4.8	33,101	10.9
Gross profit	661	2.5	10,175	14.3
Operating expenses	(543)	-2.9	(745)	-1.3
Operating income	1,204	16.5	10,920	75.8

Tunneling
Revenues	(239)	-0.7	(8,035)	-8.6
Gross profit	512	22.7	(11,076)	-128.2
Operating expenses	1,476	57.7	2,327	30.6
Operating income (loss)	(964)	-318.2	(13,403)	-1,303.8

Tite Liner
Revenues	5,734	96.6	9,096	48.3
Gross profit	1,401	67.2	1,866	28.4
Operating expenses	257	25.3	839	28.3
Operating income	1,144	107.0	1,027	28.4

Interest Expense and Taxes
Interest expense	(151)	-6.5	(652)	-9.2
Taxes on income	(268)	-11.8	(1,309)	-26.5

Overview

Consolidated earnings were $2.2 million higher in the third quarter of 2005 compared to the third quarter of 2004 due to stronger performance in our core rehabilitation and Tite Liner® segments, partially offset by continued unfavorable results in the tunneling segment of our business. Performance in the tunneling segment for the nine months ended September 30, 2005 compared to the same period of 2004 was adversely impacted by the continuation of projects that encountered unfavorable gross margin adjustments since the fourth quarter of 2004. Higher volume in the rehabilitation business, resulted in higher gross profit in the third quarter of 2005. For the nine months ended September 30, 2005, in addition to higher volume, the rehabilitation business was favorably impacted by the recognition of an insurance claim receivable from our excess insurance carrier for rework performed in Boston, Massachusetts. Higher volume also resulted in higher gross profit in our Tite Liner segment in both the three- and nine-month periods ended September 30, 2005 compared to the same periods last year.

Consolidated operating expenses were higher in the three- and nine-month periods ended September 30, 2005 compared to the same periods last year. In the third quarter of 2005, operating expenses were impacted by increases of $1.7 million in compensation and benefits resulting from increased staffing necessary to support growth and our strategic initiatives. Legal expenses also increased by $0.3 million relating primarily to various activities described in Note 8 to the consolidated financial statements contained in this report. In the third quarter of 2005, bad debt expense of $1.1 million was recorded on certain doubtful receivables and claims from counterparties. These increases were partially offset by reduced incentive compensation of $0.5 million due to 2005 overall financial performance being below expectations. For the first nine months of 2005, legal expenses have increased by $1.1 million over the same period in 2004. Incentive compensation decreased by $2.7 million for the first nine months of 2005 versus the first nine months of 2004.

Rehabilitation Segment

Revenues
Third quarter 2005 rehabilitation revenues increased by 4.8%, due to growth in most geographic regions of North America and Europe. To accommodate increases in business resulting from improved sales efforts, along with market growth, we expanded crew capacity for cured-in-place installations in North America during late 2004 and 2005 by 13%. Contract backlog at the beginning of the third quarter of 2005 was $63.2 million higher than at the beginning of the third quarter of 2004. There was also a higher proportion of medium diameter projects in both North America and Europe, which earn higher revenue than small-diameter projects. Each of the last two third quarter periods was impacted by a series of hurricanes, which negatively impacted the Southeastern United States operations.

Revenues in the nine months ended September 30, 2005 increased by 10.9% in rehabilitation due primarily to the same factors stated above. Crew capacity has expanded by more than 16% in North America, year over year. While crew capacity has not been expanded this year in Europe, growth has been experienced in most countries, particularly in the Netherlands, where the market continues to grow, and in the United Kingdom, where the market is recovering. Slightly offsetting these increases were decreased revenues from pipebursting of approximately $8.8 million, due to our decreased emphasis on this market segment.

Gross Profit and Margin
Third quarter gross profit increased primarily due to higher volume, partially offset by increased commodity costs, particularly resin and fuel. While rehabilitation gross profit dollars increased as a result of higher revenues, gross profit margins declined slightly to 24.7% in the third quarter of 2005 compared to 25.2% in the third quarter of 2004 due to the shift to medium diameter projects. Medium diameter projects require a larger proportion of materials, principally resin, that have experienced cost increases in the current year.

Higher volume, partially offset by increased commodity costs, similarly impacted rehabilitation gross profit in the first nine months of 2005. The net effect was a higher gross profit for the period compared to the same period in 2004. In addition, an insurance claim receivable, net of additional project costs, recognized in the second quarter of this year provided $3.4 million to rehabilitation gross profit in the first nine months of 2005. Rehabilitation gross profit margin percentage was 24.1%, including the effects of the insurance claim receivable. Excluding the claim receivable, the gross profit margin percentage would have been 23.1% for the nine months ended September 30, 2005, which is essentially comparable to the gross profit margin percentage of 23.4% in the first nine months of 2004.

Operating Expenses
Rehabilitation operating expenses declined in the three- and nine-month periods ended September 30, 2005 compared to the prior year periods, primarily due to lower incentive compensation expense and lower amortization expense. Incentive compensation expense was lower as our overall results were below expectations. Amortization expense was lower due to the full amortization of certain intangibles acquired with Insituform East, Inc. in the first nine months of 2004. These reductions were partially offset by higher legal expenses and compensation costs to support growth and our strategic initiatives. As a percentage of revenue, operating expenses decreased to 16.8% and 16.6% of revenues in the third quarter and first nine months of 2005, respectively, compared to 18.1% and 18.7% in the same periods in 2004, respectively. This was principally due to our growth in revenues, along with a slight decline in operating expenses.

Operating Income and Margin
Higher revenues and lower operating expenses combined to result in an increase in operating income for the three- and nine-month periods ended September 30, 2005 compared to the same periods last year. Operating margin, which is operating income as a percentage of revenue, was 7.9% and 7.5% in the third quarter and first nine months of 2005 compared to 7.1% and 4.7% in the same periods last year.

As previously announced in August 2005, we undertook an operational realignment of our North American rehabilitation business units, reducing the number of business units from six to four. The new structure is intended to improve gross profit margins through enhanced execution and by consistently aligning roles and responsibilities of all field positions across all four business units. We expect the realignment to yield significant savings to our business beginning in 2006, although there can be no assurance we will realize such savings.

Tunneling Segment

In the first nine months of 2005, our tunneling operation experienced further margin deterioration on its project in Chicago, Illinois. The project is expected to finish with a loss, and the entire estimated loss was recorded in the second quarter of this year. There were no significant margin adjustments to this project in the third quarter of 2005. The adverse impact of this project has been $5.0 million in the first nine months of 2005. We expect to complete this project in the first quarter of 2006.

In addition, negative gross margin adjustments of $4.6 million (net of claims recovery) were made on two other significant projects in 2005, which we expect to complete in the fourth quarter of this year and the third quarter of 2006.

The projects described above included activities that are atypical of our tunneling operation’s core mining activities. Going forward, management will focus on obtaining work that is compatible with the tunneling operation’s core competency, mining, and at acceptable margins. In addition, management continues its efforts to return the tunneling operation to profitability by completing projects with ongoing issues as expeditiously as possible.

At September 30, 2005, our tunneling operation had approximately $17.0 million in outstanding claims against third parties relating to, among other things, differing site conditions and defective specifications. Of this amount, $4.9 million had been recorded to income through September 30, 2005. In accordance with our accounting policies, we record a claim to income when the realization of the claim is reasonably assured, at an estimated recoverable amount.

During 2005, we redoubled our efforts regarding tunneling claims and are aggressively pursuing all outstanding tunneling claims, either through discussions and/or negotiations with our clients, alternative dispute resolution proceedings or, if necessary, litigation. For the quarter ended September 30, 2005, we recognized $2.9 million in tunneling claims ($2.0 million net of reserves for certain doubtful receivables and claims from counterparties of $0.9 million) compared to $1.5 million during the third quarter of 2004.

While we believe our tunneling operation will return to profitability, to the extent additional significant future losses are incurred, we may have exposure to the recovery of our goodwill of $8.9 million associated with the tunneling segment.

Revenues
Tunneling segment revenues were only slightly lower in the third quarter of 2005 compared to the third quarter of 2004 due to fewer active projects offset by the recognition of claims, as previously mentioned. The tunneling operation’s backlog has declined in the current year due to a concerted focus on completion of existing jobs and improved, more selective bidding practices that are designed to obtain profitable work in alignment with our tunneling operation’s core mining competency. The factors impacting revenues in the third quarter of 2005 similarly influenced revenues for the first nine months of 2005.

Gross Profit and Margin
Tunneling’s gross profit was higher in the third quarter of 2005 compared to the same period last year primarily due to the increase in claims recognized, as previously discussed, partially offset by higher under-utilized equipment costs. Gross profit margin was 7.7% in the third quarter of 2005 compared to 6.3% in the same period last year.

As in the third quarter, performance in the tunneling segment for the first nine months of 2005 was adversely impacted by the continuation of projects that have encountered unfavorable gross margin developments beginning in the fourth quarter of 2004. There were further negative margin developments, occurring during the first half of 2005, with one large project accounting for

$5.0 million of the gross loss for the first nine months of 2005. In the first nine months of 2005, $3.9 million in claims was recognized ($3.0 million net of reserves for certain doubtful receivables and claims from counterparties of $0.9 million), which partially offset the project losses incurred, compared to $1.5 million in claims recognized during the same period of 2004. Gross loss margin in the first nine months of 2005 was 2.9% compared to a gross profit margin of 9.3% in the same period last year.

Due to the fact that revenues have declined in the current year as a result of decreased backlog, there has been an increase in under-utilized equipment costs, which negatively impacted gross margins. For the three and nine months ended September 30, 2005, under-utilized equipment costs increased compared to the year-ago period amount, by $0.9 million and $1.3 million, respectively. We currently are exploring a number of options to reduce the level of equipment to fit the ongoing business model.

Operating Expenses
Tunneling operating expenses were higher in the third quarter and first nine months of 2005 compared to the same periods in 2004 due to additional staffing hired to improve cost control and project management, along with approximately $0.9 million recorded as bad debt expense on certain doubtful receivables and claims from counterparties. Corporate expenses allocated to the tunneling business were also higher in the third quarter due to senior management time spent on tunneling matters, additional technology costs related to systems initiatives, legal costs related to claims and additional audit costs. These factors were partially offset by a reduction in incentive compensation expense as tunneling’s performance was well below expectations for the year. Operating expenses as a percentage of revenue was 11.3% in the third quarter of 2005 and 11.7% in the first nine months of 2005 compared to 7.1% and 8.2% in the same periods in 2004, respectively.

Operating Loss and Margin
Due to the factors described in the preceding paragraphs, our tunneling business posted an operating loss of $1.3 million and $12.4 million in the third quarter and first nine months of 2005, respectively. Our tunneling business posted an operating loss of $0.3 million in the third quarter of 2004 and operating income of $1.0 million in the first nine months of 2004. Operating loss margins were 3.5% and 14.5% in the quarter and nine months ended September 30, 2005, respectively, compared to an operating loss margin of 0.8% and an operating income margin of 1.1% for the same periods last year, respectively.

Tite Liner Segment

Revenues
Tite Liner revenues were significantly higher in the third quarter of 2005 compared to the same period last year primarily due to work in South America. Revenues in South America increased $4.1 million in the third quarter of 2005 compared to the same period last year. In addition, revenues from our North American operations (United States and Canada) were $1.6 million higher in the third quarter of 2005 compared to the same period last year due to a market driven by high oil prices.

Revenues in the first nine months of 2005 compared to the same period in 2004 were also higher in the same regions. In these periods, revenues were $7.8 million higher in South America and $1.3 million higher in North America.

Gross Profit and Margin
Tite Liner gross profit increased in the third quarter of 2005 compared to the same period last year due to higher revenues. Gross profit increased $0.7 million in South America and $0.7 million in North America in the third quarter of 2005 compared to the same period last year. Gross profit margins declined in the third quarter of 2005 compared to the same quarter of 2004 due primarily to the volume of business in South America, which generally yields lower margins. The work in South America includes installing steel pipes (a commodity) as well as our Tite Liner product. On these projects, margins are lower due to the steel component of the work. Gross profit margins in South America were 16.6% and 19.6% in the third quarters of 2005 and 2004, respectively. In addition, while operations in North America were strong in the third quarter of 2005, the third quarter of 2004 also benefited from strong results, particularly in the United States, along with favorable project closeouts.

Similar factors to those described in the previous paragraph similarly influenced gross profit and margin in the first nine months of 2005 compared to the first nine months of 2004. Gross profit margins were 30.2% compared to 34.9% in the first nine months of 2005 and 2004, respectively.

Operating Expenses
Tite Liner operating expenses were higher in the third quarter and first nine months of 2005 compared to the same periods in 2004 due principally to additional staffing hired and additional corporate expenses allocated to accommodate the business growth. However, as a percentage of revenues, operating expenses were 10.9% and 13.6% in the third quarter and first nine months of 2005 compared to 17.1% and 15.7% for the same periods in 2004. These declines were primarily due to growth in revenue at a higher rate than the growth in operating expense.

Operating Income and Margin
Tite Liner operating income increased in the third quarter of 2005 compared to the third quarter of 2004 due primarily to higher volume, as discussed in the preceding paragraphs. Operating margin was 19.0% in the third quarter of 2005 compared to 18.0% in the third quarter of 2004.

Tite Liner operating income increased in the first nine months of 2005 primarily due to the results achieved in the third quarter as operating income in the first half of 2005 was relatively flat compared to the first half of 2004. Operating margin in the first nine months of 2005 was 16.6% compared to 19.2% in the same period last year.

INTEREST EXPENSE
Interest expense declined approximately $0.2 million and $0.7 million in the third quarter and first nine months of 2005 compared to the same periods in 2004 due to the following factors (in thousands):

	Three Months Ended September 30, 2005 vs. 2004	Nine Months Ended September 30, 2005 vs. 2004
Debt principal amortization - Series A Notes	$(310)	$(929)
Increased rates due to debt amendments	101	386
Deferred fee writeoffs due to debt amendments in 2004	—	(226)
Euro note interest in 2004	(28)	(114)
Interest on short-term borrowings and other	86	231
Total decrease in interest expense	$(151)	$(652)

INTEREST AND OTHER INCOME (EXPENSE)
Interest and other income was relatively flat in the third quarter of 2005 compared to the third quarter of 2004, but increased in the first nine months of 2005 compared to the same period in 2004 primarily due to recording interest receivable of $0.3 million on a claim receivable from our excess insurance coverage carrier that was recorded in the second quarter of 2005.

TAXES ON INCOME
Taxes on income decreased in the third quarter and nine months ended September 30, 2005 compared to the same periods in 2004 due to lower pretax income and an effective tax rate of 30.0% for the nine months ended September 30, 2005. The adjustment of the effective tax rate from 35.0% at June 30, 2005 to 30.0% at September 30, 2005 caused the effective tax rate in the third quarter of 2005 to be approximately 26.9%. The effect of favorable foreign tax developments and higher pretax income in lower tax rate jurisdictions caused the lower effective tax rate in the third quarter and first nine months of 2005 compared to the same periods in 2004.

See Note 5 to the consolidated financial statements contained in this report for more information regarding our effective tax rate.

EQUITY IN EARNINGS OF AFFILIATED COMPANIES
Equity in earnings of affiliated companies increased to $0.4 million in the third quarter of 2005, as compared to zero in the third quarter of 2004. For the nine months ended September 30, 2005, equity in earnings of affiliated companies increased $0.6 million as compared to a $35,000 equity loss in the nine-month period ended September 30, 2004. For the third quarter and first nine months of 2005, our 50%-owned German joint venture experienced increased profitability due principally to growth in revenue. In the prior year, our 50%-owned joint venture in Italy suffered losses, which substantially offset the earnings from the German joint venture. Our Italian joint venture ceased operations during the first quarter of 2005.

CONTRACT BACKLOG

Backlog	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
	(in millions)
Rehabilitation	$207.8	$202.8	$181.4	$190.4	$128.7
Tunneling	83.6	113.4	99.5	129.3	137.7
Tite Liner	10.7	12.8	13.2	8.6	4.7
Total	$302.1	$329.0	$294.1	$328.3	$271.1

Total contract backlog at September 30, 2005 was $302.1 million compared to $329.0 million at June 30, 2005, $328.3 million at December 31, 2004 and $271.1 million at September 30, 2004. Rehabilitation backlog increased $5.0 million, or 2.5% compared to June 30, 2005 and $79.1 million, or 61.4%, compared to September 30, 2004 due to growth in several North American regions. Tite Liner® backlog decreased by $2.1 million compared to June 30, 2005 due to progress made on projects in South America and Canada, but increased by $6.0 million, or 127.7%, compared to September 30, 2004 due to growth in a market driven by oil pricing. Tunneling backlog decreased by $29.8 million, or 26.3%, and $54.1 million, or 39.3%, compared to June 30, 2005 and September 30, 2004, respectively. Tunneling backlog has declined due to the Company’s focus on completion of existing jobs and improved, more selective bidding practices that are designed to obtain profitable work in alignment with tunneling’s core mining competency.

Contract backlog is management’s expectation of revenues to be generated from received, signed, uncompleted contracts whose cancellation is not anticipated at the time of reporting. Contract backlog excludes any term contract amounts for which there is not specific and determinable work released and projects where we have been advised that we are the low bidder, but have not formally been awarded the contract. Approximately $21.5 million of contract backlog in the tunneling segment relates to work to be performed beyond September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

	September 30, 2005	December 31, 2004
	(in millions)
Cash and cash equivalents	$69.7	$93.2
Restricted cash in escrow	4.3	1.7
Total cash and cash equivalents, including restricted cash	$74.0	$94.9

Sources and Uses of Cash
Our primary source of cash is operating activities. Besides operating activities, we occasionally borrow under our line of credit to fund operating activities, including working capital investments. The primary uses of cash are capital expenditures, debt repayments and working capital investments. Information regarding our cash flows for the nine-month periods ended September 30, 2005 and 2004 is further discussed below and is presented in our consolidated statements of cash flows contained in this report.

Cash Flows from Operating Activities
Operating activities before changes in working capital provided $24.6 million in the first nine months of 2005 and $23.1 million in the third quarter of 2005. Changes in working capital used $16.3 million in the first nine months of 2005 and $13.7 million in the third quarter of 2005. Accounts receivable increased $13.6 million in the first nine months of 2005 and $1.9 million from the balance reported for the period ended June 30, 2005. Inventories increased by $2.4 million in the first nine months of 2005, with a $1.0 million increase in the third quarter. The increase in receivables, inventory and accounts payable and accrued expenses was due primarily to the growth in revenue experienced in 2005. Prepaid expenses and other current assets increased by $6.6 million in the first nine months of 2005 primarily related to the recognition of a $6.1 million claim receivable from our excess insurance carrier, which was recorded in the second quarter of 2005. Depreciation expense was higher in the first nine months of 2005 compared to the same period last year due to a higher level of fixed assets, but amortization expense decreased due to certain intangibles acquired with Insituform East, Inc. becoming fully amortized in 2004. Operating cash flow in the first nine months of 2004 principally consisted of net income, $9.1 million received in tax refunds and $14.5 million used by other working capital changes. The decline in operating cash flow in the first nine months of 2005 compared to the same period last year was primarily attributable to the $9.1 million in tax refunds received in 2004 and working capital investments in 2005.

Cash Flows from Investing Activities
Investing cash flows consisted of $20.9 million in capital expenditures, $0.6 million invested in patents for our Tite Liner business, and $0.7 million of proceeds from asset dispositions. Capital expenditures included investments in equipment for developing our steam-inversion process, replacement of older equipment and other new equipment to accommodate our revenue growth and crew expansion. The rate of capital expenditures has tapered in the third quarter of 2005 and is expected to continue at a slower pace through the fourth quarter of 2005 as we continue to focus on cash management and assess equipment needs in our North American rehabilitation business.

Cash Flows from Financing Activities
Cash used in financing activities in the first nine months of 2005 consisted of normal debt amortization payments of $15.8 million and $0.3 million in deferred financing fees. Financing of certain of our annual insurance premiums provided $6.2 million while repayments on such financing used $1.9 million. Stock option exercises provided $1.0 million in the first nine months of 2005.

We borrowed an aggregate of $5.0 million on our credit facility to fund operating activities in the third quarter of 2005. These amounts were repaid by September 30, 2005, and there have been no further borrowings subsequent to September 30, 2005.

Financings

See discussion in Note 9 to the consolidated financial statements contained in this report regarding our financings and debt covenant compliance.

We believe we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets for the next twelve months. In the event that our plans or assumptions change, or if our resources available to meet unanticipated changes in business conditions prove to be insufficient to fund operations, we could be required to seek additional financing prior to that time.

DISCLOSURE OF FINANCIAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We have entered into various financial obligations and commitments in the course of our ongoing operations and financing strategies. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities or from commercial arrangements that are directly supported by related revenue-producing activities. Commercial commitments represent contingent obligations of our company, which become payable only if certain pre-defined events were to occur, such as funding financial guarantees. See Note 8 to the consolidated financial statements contained in this report for further discussion.

The following table provides a summary of our company’s financial obligations and commercial commitments as of September 30, 2005 (in thousands). This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases.

Payments Due by Period

Cash Obligations(1) (4)	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt and other(2)	$100,805	$1,758	$18,337	$15,710	$—	$—	$65,000
Interest on long-term debt	36,798	2,124	6,344	4,949	4,251	4,251	14,879
Line of credit facility(3)	—	—	—	—	—	—	—
Operating leases	40,555	3,741	12,242	10,115	7,820	4,503	2,134
Total contractual cash obligations	$178,158	$7,623	$36,923	$30,774	$12,071	$8,754	$82,013

(1)	Cash obligations are not discounted. See Notes 8 and 9 to the consolidated financial statements contained in this report regarding commitments and contingencies and financings, respectively.
(2)	Includes insurance premium financing. See Note 9 to the consolidated financial statements contained in this report.
(3)
As of September 30, 2005, available balance was $11.5 million, and the commitment fee was 0.5% per annum in addition to any interest on outstanding borrowings. The remaining $13.5 million was reserved for non-interest bearing letters of credit, $12.6 million of which was collateral for insurance and $0.9 million of which was collateral for performance of work. We generally use the credit facility from time to time for short-term borrowings and disclose amounts outstanding as a current liability.

(4)	A resin supply contract with one of our vendors is excluded from this table. See “Market Risk - Commodity Risk” under Item 3 of this report for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

We use various structures for the financing of operating equipment, including borrowing, operating and capital leases, and sale-leaseback arrangements. All debt, including the discounted value of future minimum lease payments under capital lease arrangements, is presented in our consolidated balance sheets. Our future commitments under operating lease arrangements were $40.6 million at September 30, 2005. We also have exposure under performance guarantees by contractual joint ventures and indemnification of our surety. However, we have never experienced any material adverse effect to our consolidated financial position, results of operations or cash flows relative to these arrangements. All foreign joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 8 to the consolidated financial statements contained in this report regarding commitments and contingencies.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 10 to the consolidated financial statements for discussion of new accounting pronouncements and their impact on our company.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to the effect of interest rate changes and of foreign currency and commodity price fluctuations. We currently do not use derivative contracts to manage these risks.

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at September 30, 2005 approximated its carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, is not material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt. The fair value of our long-term debt, including current maturities and the amount outstanding on the line of credit facility, approximated its carrying value at September 30, 2005. Market risk was estimated to be $3.2 million as the potential increase in fair value resulting from a hypothetical 10% decrease in our debt-specific borrowing rates at September 30, 2005.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliates whose principal operations are outside of the United States. These entities use functional currencies other than the U.S. dollar, and consequently, we are exposed to risks associated with fluctuation in the value of these currencies compared to the U.S. dollar.
Exchange rate fluctuations impact our cash balances denominated in foreign currencies. For the first nine months of 2005, there was an unfavorable unrealized impact of $0.5 million on our total foreign cash balances of approximately $51.0 million, which are primarily denominated in Canadian dollars and Western European currencies.

Commodity Risk

We have exposure to the effect of limitations on supply and changes in commodity pricing relative to a variety of raw materials that we purchase and use in our operating activities most notably, resin, fuel, pipe, fiber and concrete. We manage this risk by entering into agreements with our suppliers, as well as purchasing in bulk, when possible. We also manage this risk by continuously updating our estimation systems for bidding contracts so that we are able to price our products and services appropriately to our customers. However, we face exposure on contracts in process that have already been priced and are not subject to any cost adjustments availability in the contract. This exposure is potentially more significant on our longer term projects, particularly in the tunneling segment. We do not currently hold or issue derivative financial instruments for hedging purposes.

We entered into a resin supply contract effective March 29, 2005, for the purchase and sale of certain proprietary resins we use in our North American operations. The contract provides for the exclusive sale of our proprietary resins by the vendor to us or to third parties that we designate. The contract has an initial term from March 29, 2005 until December 31, 2007, which shall renew for succeeding 12-month periods until the contract is terminated by either party upon 180-days’ prior written notice to the other party with an effective date of the end of the contract term.

See also discussion in Note 8 to the consolidated financial statements contained in this report regarding commitments and contingencies.

ITEM 4.     CONTROLS AND PROCEDURES

Our Company’s management, with the participation of the chief executive officer and chief financial officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls were effective at September 30, 2005.

We maintain internal controls and procedures designed to ensure that we are able to collect the information subject to required disclosure in reports we file with the United States Securities and Exchange Commission, and to process, summarize and disclose this information within the time specified by the rules set forth by the Securities and Exchange Commission.

There were changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2005 and up to the date of this filing that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

During the first nine months of 2005, and up to the date of this filing, enhancements of internal control took place, specifically in the tunneling segment, as follows:

•	enhanced monthly project status review procedures and reporting;
•	increased supervisory and management reviews of project risks and controls, including appointing a new president, financial controller and director of cost controls; and
•	instituted higher standards concerning bid selection and risk mitigation processes.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In the third quarter of 2002, an accident on an Insituform CIPP process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. We fully cooperated with Iowa’s state OSHA in the investigation of the accident. Iowa OSHA issued a Citation and Notification of Penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. We challenged Iowa OSHA’s findings, and in the fourth quarter of 2003, an administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. We appealed the decision of the Employment Appeal Board to the Iowa District Court for Polk County, which, in the first quarter of 2005, reduced the penalties back to $158,000. We continue to vigorously oppose the citations and, in connection therewith, filed a notice of appeal and proof brief with the Iowa Supreme Court in April 2005 and July 2005, respectively. We currently anticipate that our appeal will be heard by the Iowa Supreme Court during the second or third quarter of 2006.

In July 2004, three separate civil actions were filed in the Iowa District Court of Polk County with respect to the Des Moines accident. The first complaint, filed by family members and the Estate of Brian Burford on July 7, 2004, named our Company, Insituform Technologies USA, Inc. (a wholly owned subsidiary of our Company), the City of Des Moines and 15 of our current or former employees as defendants. The two other actions, filed on July 6, 2004 by (1) family members and the Estate of Daniel Grasshoff and (2) Michael Walkenhorst, James E. Johnson and Linda Johnson, named the City of Des Moines and the 15 current or former employees of our Company as defendants, but did not name our Company or Insituform Technologies USA, Inc. as defendants. The complaints filed with respect to Messrs. Burford and Grasshoff alleged wrongful death, negligence, gross negligence and civil conspiracy. The complaint filed with respect to Messrs. Walkenhorst and Johnson alleged gross negligence and civil conspiracy. We believe that the allegations in each of the complaints are without merit and that the workers’ compensation statutes provide the exclusive remedy to the plaintiffs for the deaths and injuries that occurred as a result of the Des Moines accident. Each complaint sought unspecified damages, including punitive damages. During May 2005 and August 2005, Insituform Technologies USA, Inc. and our Company, respectively, were dismissed from the Burford case (the only case in which they were a party). In addition, between May 2005 and August 2005, four individual defendants were dismissed from the Grasshoff, Walkenhorst and Johnson cases and eight individual defendants were dismissed from the Burford case.

ITEM 5.     OTHER INFORMATION

Under Section 10A(i)(1) of the Securities Exchange Act of 1934 (the “Exchange Act”), as added by Section 202 of the Sarbanes-Oxley Act of 2002, our audit committee (or one or more designated members of the audit committee who are independent directors of our board of directors) is required to pre-approve all non-audit services provided to us by our independent auditor, PricewaterhouseCoopers LLP. Section 10A(i)(2) of the Exchange Act further requires that we disclose in our periodic reports required by Section 13(a) of the Exchange Act any non-audit service to be performed by PricewaterhouseCoopers LLP that was pre-approved by our audit committee during each respective reporting period. In accordance with the foregoing requirements, our audit committee pre-approved during the three months ended September 30, 2005, the engagement of PricewaterhouseCoopers LLP to perform certain tax services relating to our 2001 federal income tax return.

ITEM 6.     EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the annexed Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITUFORM TECHNOLOGIES, INC.

October 31, 2005	/s/ Christian G. Farman
Christian G. Farman
Senior Vice President - Chief Financial Officer
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