Form 10-K
period 2005-12-31
INSITUFORM TECHNOLOGIES INC
filed 2006-02-23
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 0-10786

Insituform Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3032158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

702 Spirit 40 Park Drive Chesterfield, Missouri	63005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	636-530-8000

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Name of each exchange on which reported
Class A Common Shares, $.01 par value	The Nasdaq Stock Market
Preferred Stock Purchase Rights	The Nasdaq Stock Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act. Yes ☐ No ☑

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2005: $427,052,396

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: Class A common shares, $.01 par value, as of February 20, 2006: 27,004,797 shares

DOCUMENTS INCORPORATED BY REFERENCE

As provided herein, portions of the documents below are incorporated by reference:

Document	Part – Form 10-K

Registrant’s Proxy Statement	Part III
for the 2006 Annual Meeting of
Stockholders

PART I

Item 1. Business

Forward-Looking Information

This Annual Report on Form 10-K contains various forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that are based on information currently available to the management of Insituform Technologies, Inc. and on management’s beliefs and assumptions. When used in this document, the words “anticipate,” “estimate,” “believe,” “plan,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties and include among others, our belief with respect to estimated and anticipated costs to complete ongoing projects, our belief that our documentation will substantiate contract claim conditions, our expectation with respect to the completion dates of ongoing projects, our belief of the amounts we may recover for pending tunneling claims, our intention to obtain work that is comparable with our tunneling operation’s core competency, our belief with respect to anticipated levels of operating expenses, our belief that we have adequate resources and liquidity to fund future cash requirements and debt repayments and our expectation with respect to the anticipated growth of our businesses. Our actual results may vary materially from those anticipated, estimated or projected due to a number of factors, such as the competitive environment for our products and services, the availability and pricing of raw materials used in our operations, increased competition upon expiration of our patents or the inadequacy of one or more of our patents to protect our operations, the geographical distribution and mix of our work, our ability to attract business at acceptable margins, foreseeable and unforeseeable issues in projects that make it difficult or impossible to meet projected margins, the timely award or cancellation of projects, our ability to maintain adequate insurance coverage for our business activities, political circumstances impeding the progress of work, our ability to remain in compliance with the financial covenants included in our financing documents, the regulatory environment, weather conditions, the outcome of our pending litigation, our ability to enter new markets and other factors set forth in reports and other documents filed by us with the Securities and Exchange Commission from time to time. We do not assume a duty to update forward-looking statements. Please use caution and do not place reliance on forward-looking statements.

General

Insituform Technologies, Inc. is a worldwide company specializing in trenchless technologies to rehabilitate, replace, maintain and install underground pipes. We have three principal operating segments: rehabilitation, tunneling and Tite Liner®. These segments have been determined primarily based on the types of products sold by each segment, and each is regularly reviewed and evaluated separately. While we use a variety of trenchless technologies, the Insituform® CIPP (“Insituform CIPP process”) process contributed 66.7% and 69.2% of our revenues in 2005 and 2004, respectively.

Revenues are generated by our company and our subsidiaries operating principally in the United States, Canada, the United Kingdom, the Netherlands, France, Belgium, Spain, Switzerland and Chile, and include product sales and royalties from several joint ventures in Europe, and unaffiliated licensees and sub-licensees throughout the world. The United States remains our single largest market, representing 77.7% of total revenue in 2005. See Note 14 to our Consolidated Financial Statements contained in this report for additional segment information and disclosures.

We were incorporated in Delaware in 1980, under the name Insituform of North America, Inc. We were originally formed to act as the exclusive licensee of the Insituform CIPP Process in most of the United States. When we acquired our licensor in 1992, our name changed to Insituform Technologies, Inc. As a result of our successive licensee acquisitions, our business model has evolved from licensing technology and manufacturing materials to performing the entire Insituform CIPP Process and other trenchless technologies.

As used in this Annual Report on Form 10-K, the terms “Company” and “Insituform Technologies” refer to the Company and, unless the context otherwise requires, its direct and indirect wholly-owned subsidiaries. For certain information concerning our industry segments and geographic areas, see Note 14 to our Consolidated Financial Statements contained in this report.

Available Information

Our company’s website is www.insituform.com. We make available on this website under “Investor Relations – SEC,” free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and amendments to those reports) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and senior financial employees, our Business Code of Conduct applicable to our officers, directors and employees, our Corporate Governance Guidelines, and our Board committee charters are available, free of charge, on this website under “Investor Relations – Corporate Governance.” These documents will be made available, free of charge, to any stockholder requesting them.

Technologies

Pipeline System Rehabilitation

The Insituform CIPP Process for the rehabilitation of sewers, pipelines and other conduits utilizes a custom-manufactured tube, or liner, made of a synthetic fiber. After the tube is saturated (impregnated) with a thermosetting resin mixture, it is installed in the host pipe by various processes and the resin is then hardened, usually by heating it using various means, including steam, forming a new rigid pipe within a pipe.

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

See “Patents and Licenses” below for information concerning these technologies and our Thermopipe process.

Tunneling

Tunneling typically encompasses the construction of man-entry sized pipelines with access through vertical shafts. From the vertical shaft, a tunnel is constructed using a steerable, locally controlled tunnel boring machine. Pipe is typically installed after the tunnel is constructed.

Tite Liner Process

Our Tite Liner® (“Tite Liner”) process is a method of lining new and existing pipe with a corrosion and abrasion resistant polyethylene pipe.

Operations

Most of our installation operations are project-oriented contracts for municipal entities. The contracts are usually obtained through competitive bidding or negotiations and require performance at a fixed price. The profitability of these contracts depends heavily upon the competitive bidding environment, our ability to estimate costs accurately and our ability to effectively manage and execute project performance. Project estimates may prove to be inaccurate due to unforeseen conditions or events. A substantial portion of the work on any given project may be subcontracted to third parties at a significantly lower profitability level to us than work directly performed by us. Also, proper trenchless installation requires expertise that is acquired on the job and through training. Therefore, we provide ongoing training and appropriate equipment to our field installation crews.

The overall profitability of our installation operations is influenced not only by the profitability of specific project contracts, but also by the volume and timing of projects so that the installation operations are able to operate at, or near, capacity.

We are required to carry insurance and provide bonding in connection with certain installation projects and, accordingly, maintain comprehensive insurance policies, including workers’ compensation, general and automobile liability, and property coverage. We believe that we presently maintain adequate insurance coverage for all installation activities. We have also arranged bonding capacity for bid, performance and payment bonds. Typically, the cost of a performance bond is less than 1% of the contract value. We are required to indemnify the surety companies against losses from third-party claims of customers and subcontractors. The indemnification obligations are secured by unperfected liens on our assets and the assets of those subsidiaries that are parties to the applicable indemnification agreement.

We generally invoice our customers as work is completed. Under ordinary circumstances, collection from municipalities in the United States is made within 60 to 90 days of billing. In most cases, 5% to 15% of the contract value is withheld by the owner pending satisfactory completion of the project.

Rehabilitation Activities

Our rehabilitation activities are conducted principally through installation and other construction operations performed directly by us or our subsidiaries. In those areas of the world in which we believe it would not be desirable for our company to capitalize on our trenchless processes directly, we have granted licenses to unaffiliated companies. As described under “Ownership Interests in Operating Licensees and Project Joint Ventures” below, we also have entered into joint ventures from time to time to capitalize on our trenchless rehabilitation processes. Under these contractual joint venture relationships, work is bid by the joint venture entity and subcontracted to the joint venture partners or to third parties. The joint venture partners are primarily responsible for their subcontracted work, but both joint venture partners are liable to the customer for all of the work. Revenue and associated costs are recorded using percentage-of-completion accounting for our subcontracted portion of the total contract only.

Our principal rehabilitation activities are conducted in North America directly by us or through our subsidiaries. We have performed significant pipebursting rehabilitation activities in the southeastern and southwestern regions of the United States.

North American rehabilitation operations, including research and development, engineering, training and financial support systems, are headquartered in Chesterfield, Missouri. During 2005, tube manufacturing and processing facilities for North America were maintained in seven locations, geographically dispersed throughout the United States and Canada.

Outside North America, we conduct Insituform CIPP Process rehabilitation operations through our subsidiaries in the United Kingdom, France, the Netherlands, Spain, Switzerland and Belgium. Through one of our French subsidiaries, Video Injection S.A., acquired in 1998, we utilize multifunctional robotic devices, developed by Video Injection, in connection with the inspection and repair of pipelines. We also maintain a manufacturing facility in Wellingborough, England to support European operations.

European operations are headquartered in Paris, France with principal regional facilities located in the United Kingdom, France, The Netherlands, Spain, Switzerland and Belgium.

Tunneling Activities

We conduct tunneling, microtunneling and a range of pipe system rehabilitation services throughout the United States directly and through our wholly-owned subsidiary, Affholder, Inc. Our principal administrative functions for tunneling are headquartered in Chesterfield, Missouri.

Tite Liner Activities

Tite Liner Process operations are conducted in the United States through our United Pipeline Systems division. Worldwide Tite Liner Process operations are headquartered in the United States. Outside the United States, Tite Liner Process installation activities are conducted through operating subsidiaries in Chile and Canada.

Licensees

We have granted licenses for the Insituform CIPP Process, covering exclusive and non-exclusive territories, to licensees who provide pipe repair and rehabilitation services throughout their respective licensed territories. At December 31, 2005, the Insituform CIPP Process was licensed to five unaffiliated licensees. There were no unafilliated domestic licensees. The licenses generally grant to the licensee the right to utilize our know-how and the patent rights (where they exist) relating to the subject process, and to use our copyrights and trademarks.

Our licensees generally are obligated to pay a royalty at a specified rate, which in many cases is subject to a minimum royalty payment. Any improvements or modifications a licensee may make in the subject process during the term of the license agreement becomes our property or is licensed to us. Should a licensee fail to meet its royalty obligations or other material obligations, we may terminate the license. Licensees, upon prior notice to us, may generally terminate the license for specific reasons. We may vary the agreement used with new licensees according to prevailing conditions.

We act as licensor under arrangements with approved installers relating to the use of our Thermopipe® (“Thermopipe”) Process in the United Kingdom and elsewhere on a non-exclusive basis.

Ownership Interests in Operating Licensees and Project Joint Ventures

Through our subsidiary, Insituform Holdings (UK) Limited, we hold one-half of the equity interest in Insituform Rohrsanierungstechniken GmbH, our licensee of the Insituform CIPP Process in Germany. Insituform Rohrsanierungstechniken also conducts Insituform CIPP Process operations in Austria, the Czech Republic, Slovakia, Hungary, Slovania and Croatia. The remaining interest in Insituform Rohrsanierungstechniken is held by Per Aarsleff A/S, a Danish contractor. The joint venture partners have rights-of-first-refusal in the event either party determines to divest its interest.

Through our subsidiary, Insituform Technologies Limited, we hold one-half of the equity interest in Insituform Environmental Techniques Limited, our licensee of the Insituform CIPP Process in Ireland. The remaining interest is held by Environmental Techniques Limited, an Irish contractor. The joint venture partners have rights-of-first-refusal in the event the other party determines to divest its interest.

Through our subsidiary, INA Acquisition Corp., we hold one-half of the equity interest in Insituform Italia Srl, our licensee of the Insituform CIPP Process in Italy. The remaining interest is held by Per Aarsleff A/S. On January 18, 2005, the quotaholders (stockholders) of Insituform Italia approved the liquidation of the Italian joint venture, as the joint venture was no longer financially viable. During the life of the joint venture, we incurred losses of $2.8 million and contributed cash of $2.5 million to the joint venture. There were no losses recorded in the most recent fiscal year and we do not expect to incur any material losses going forward as the joint venture is in liquidation.

We have entered into several contractual joint ventures in order to develop joint bids on contracts for our pipeline rehabilitation business and for our tunneling operations. Typically, the joint venture entity holds the contract with the owner and subcontracts portions of the work to the joint venture partners. As part of the subcontracts, the partners usually provide bonds to the joint venture. We could be required to complete our joint venture partner’s portion of the contract if the partner were unable to complete its portion and a bond is not available. We continue to investigate opportunities for expanding our business through such arrangements.

Marketing

The marketing of rehabilitation technologies is focused primarily on the municipal wastewater markets worldwide, which we expect to remain the largest part of our business for the foreseeable future. To help shape decision-making at every step, we use a multi-level sales force structured around target markets and key accounts, focusing on engineers, consultants, administrators, technical staff and public officials. We also produce sales literature and presentations, participate in trade shows, conduct national advertising and execute other marketing programs for our own sales force and those of unaffiliated licensees. Our unaffiliated licensees are responsible for marketing and sales activities in their respective territories. See “Licensees” and “Ownership Interests in Operating Licensees and Project Joint Ventures” above for a description of our licensing operations and for a description of investments in licensees.

We offer our Tite Liner Process worldwide to industrial customers to line new and existing pipelines.

We bid on tunneling projects in selected geographical markets in the United States. Our current bidding strategy is designed to obtain profitable work that fits tunneling’s core mining competency. Large, more complex tunneling projects are not part of our current strategy for our tunneling operation.

No customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2005, 2004 or 2003.

Contract Backlog

Contract backlog is our expectation of revenues to be generated from received, signed, and uncompleted contracts whose cancellation is not anticipated at the time of reporting. Contract backlog excludes any term contract amounts for which there is not specific and determinable work released and projects where we have been advised that we are the low bidder, but have not formally been awarded the contract. The following table sets forth our consolidated backlog, by segment, as of December 31, 2005, 2004 and 2003, respectively.

	December 31,
Backlog	2005	2004	2003
	(In millions)

Rehabilitation	$213.3	$190.4	$111.8
Tunneling	66.3	129.3	89.3
Tite Liner	20.2	8.6	7.0
Total	$299.8	$328.3	$208.1

The dollar amount of the backlog is not necessarily indicative of our future earnings relative to our performance of such work. Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts and we expect to perform approximately 67% of the backlog in the tunneling segment during 2006; we expect to perform all of the backlog in the rehabilitation and Tite Liner segments during 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tunneling Segment” for discussion of the 2005 decline in tunneling contract backlog. Also see “Risk Factors” in Item 1A of this report for further discussion.

Product Development

By using our own laboratories and test facilities, as well as outside consulting organizations and academic institutions, we continue to develop improvements to our proprietary processes, including the materials used and the methods of manufacturing and installing pipe. During the years ended December 31, 2005, 2004 and 2003, we spent $2.9 million, $2.9 million and $2.0 million, respectively, on research and development related activities, including engineering.

Manufacturing and Suppliers

We maintain our North American Insituform CIPP Process liner manufacturing facility in Batesville, Mississippi. In Europe, Insituform Linings Plc., a majority-owned subsidiary, manufactures and sells Insituform CIPP Process liners from its plant located in Wellingborough, United Kingdom. We hold a 75% interest in Insituform Linings, and Per Aarsleff A/S holds the remainder. These interests are subject to rights-of-first-refusal that we and Per Aarsleff A/S hold in the event of proposed divestiture.

Although raw materials used in Insituform CIPP Process products are typically available from multiple sources, our historical practice has been to purchase materials from a limited number of suppliers. We maintain our own felt manufacturing facility at our Insitutube® manufacturing facility in Batesville. Substantially all of our fiber requirements are purchased from one source, but there are alternate vendors readily available.

We believe that the sources of supply for our Insituform CIPP Process operations in both North America and Europe are adequate for our needs. Our pricing of raw materials is subject to fluctuations in the underlying commodity prices.

We have a third party contractual commitment for the manufacture and supply of Thermopipe® (“Thermopipe”) Process products through 2007.

We sell Insituform CIPP Process liners and related products to certain licensees pursuant to fixed-term supply contracts. Under the arrangements assumed in connection with the acquisition of the Thermopipe Process and under subsequent arrangements, we also furnish Thermopipe Process products to approved installers.

We manufacture certain equipment used in our Tite Liner® business.

Patents and Licenses

As of December 31, 2005, we held 77 patents in the United States relating to the Insituform CIPP Process, the last of which will expire in 2022. As of December 31, 2005, we had 17 patents pending in the United States that relate to the Insituform CIPP Process.

We have obtained patent protection in our principal overseas markets covering various aspects of the Insituform CIPP Process. The specifications and/or rights granted in relation to each patent will vary from jurisdiction to jurisdiction. In addition, as a result of differences in the nature of the work performed and in the climate of the countries in which the work is carried out, not every licensee uses each patent, and we do not necessarily seek patent protection for all of our inventions in every jurisdiction in which we do business.

There can be no assurance that the validity of our patents will not be successfully challenged. Our business could be adversely affected by increased competition upon expiration of the patents or if one or more of our Insituform CIPP Process patents were adjudicated to be invalid or inadequate in scope to protect our operations. We believe in either case that our long experience with the Insituform CIPP Process, our continued commitment to support and develop the Insituform CIPP Process, the strength of our trademark, and our degree of market penetration, should enable us to continue to compete effectively in the pipeline rehabilitation market.

We hold two patents issued in the United States and eleven patents outside of the United States relating to the Thermopipe Process for rehabilitating pressurized potable water and other aqueous fluid pipes.

We hold a small number of patents relating to our corrosion and abrasion protection business. We believe that the success of our Tite Liner Process business, operated through our United Pipeline Systems division, depends primarily upon our proprietary know-how and our marketing and sales skills.

Our pipebursting operations were performed under a royalty-bearing, non-exclusive license from Advantica, Inc. The license terminated when the underlying patent expired on April 19, 2005. In 2005, the Company paid $0.4 million to Advantica under the license.

See “Risk Factors” in Item 1A of this report for further discussion.

Competition

The markets in which we operate are highly competitive, primarily on the basis of price, quality of service and capacity to perform. Most of our products, including the Insituform CIPP Process, face direct competition from competitors offering similar or equivalent products or services. In addition, customers can select a variety of methods to meet their pipe installation and rehabilitation needs, including a number of methods that we do not offer.

Most of our installation operations are either project-oriented or term contracts for municipal entities that are obtained through competitive bidding or negotiations. Most competitors are local or regional companies, and may be either specialty trenchless contractors or general contractors. There can be no assurance as to the success of our trenchless processes in competition with these companies and alternative technologies for pipeline rehabilitation.

Seasonality

Our operations can be affected by seasonal variations. Seasonal variations over the past five years have been minimal; however, our results tend to be stronger in the second or third quarters of each year due to milder weather. We are more likely to be impacted by weather extremes, such as excessive rain or hurricanes, which may cause temporary, short-term anomalies in our operational performance in certain localized geographic regions. However, these impacts are usually not material to our operations as a whole. See “Risk Factors” in Item 1A of this report for further discussion.

Employees

As of December 31, 2005, we had 2,281 employees. Certain of our subsidiaries and divisions are parties to collective bargaining agreements covering an aggregate of 440 employees. We generally consider our relations with our employees to be good.

Government Regulation

We are required to comply with all applicable United States federal, state and local, and all applicable foreign statutes, regulations and ordinances. In addition, our installation and other operations have to comply with various relevant occupational safety and health regulations, transportation regulations, code specifications, permit requirements, and bonding and insurance requirements, as well as with fire regulations relating to the storage, handling and transporting of flammable materials. Our manufacturing facilities, as well as our installation operations, are subject to state and national environmental protection regulations, none of which presently have any material effect on our capital expenditures, earnings or competitive position in connection with our present business. However, although our installation operations have established monitoring programs and safety procedures relating to our installation activities and to the use of solvents, further restrictions could be imposed on the manner in which installation activities are conducted, on equipment used in installation activities and on the use of solvents or the thermosetting resins used in the Insituform CIPP Process.

The use of both thermoplastics and thermosetting resin materials in contact with drinking water is strictly regulated in most countries. In the United States, a consortium led by NSF International, under arrangements with the United States Environmental Protection Agency, establishes minimum requirements for the control of potential human health effects from substances added indirectly to water via contact with treatment, storage, transmission and distribution system components, by defining the maximum permissible concentration of materials that may be leached from such components into drinking water, and methods for testing them. In April 1997, the Insituform PPL® liner was certified by NSF for use in drinking water systems, followed in April 1999 by NSF certification of the Insituform RPP® liner for such use. The Thermopipe product also has NSF approval. NSF assumes no liability for use of any products, and NSF’s arrangements with the EPA do not constitute the EPA’s endorsement of NSF, NSF’s policies or its standards. Dedicated equipment is needed in connection with use of these products in drinking water applications. We do not expect material revenues from our proprietary products for drinking water pipe rehabilitation at least through 2006.

Item 1A. Risk Factors

The following are some of the risks that we face in our business. The list of risk factors is not exhaustive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that publicly available and other information with respect to these matters is complete and correct. Additional risks not presently known to us or that we currently believe to be immaterial also may adversely impact us. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, cash flows and results of operations.

Continued losses by our tunneling business segment may result in goodwill and fixed asset impairment.

Late in 2004 and 2005, our tunneling business experienced a number of margin write-downs on its larger projects. In addition, underutilized equipment was a significant adverse factor in the results of our tunneling business in 2005. There were significant losses in our tunneling business in both 2004 and 2005. During 2005, it was determined, based on forecasted results for the next five years, that there was no impairment of our tunneling goodwill or fixed assets. However, if our tunneling business continues to post losses, we may have exposure to the impairment of our goodwill and certain of our fixed assets in the tunneling segment, along with potential difficulty meeting our debt covenants.

Our business is dependent on obtaining work through a competitive bidding process.

The markets in which we operate are highly competitive. Most of our products and services, including the Insituform CIPP Process, face direct competition from companies offering similar or equivalent products or services. In addition, customers can select a variety of methods to meet their pipe installation and rehabilitation needs, including a number of methods that we do not offer. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, and we face challenges in our ability to maintain strong growth rates. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

We may experience cost overruns on our projects.

We typically conduct our business under guaranteed maximum price or fixed price contracts, where we bear a significant portion of the risk for cost overruns. Under such contracts, prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of materials and other exigencies. Our profitability depends heavily on our ability to make accurate estimates. Inaccurate estimates, or changes in other circumstances, such as unanticipated technical problems, difficulties obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials, or our suppliers or subcontractors’ inability to perform, could result in substantial losses, as such changes adversely affect the revenue and gross profit recognized on each project.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded results.

We employ the percentage-of-completion method of accounting for many of our construction projects. This methodology recognizes revenues and profits over the life of a project based on costs incurred to date compared to total estimated project costs. Revisions to revenues and profits are made once amounts are known and/or can be reasonably estimated. On a historical basis, we believe that we have made reasonably reliable estimates of the progress towards completion in our long-term contracts.

However, given the uncertainties associated with some of our contracts, it is possible for actual costs to vary from estimated amounts previously made. The effect of revisions to estimates could result in the reversal of revenue and gross profit previously recognized.

Our success depends on attracting and retaining qualified personnel.

We use a multi-level sales force structured around target markets and key accounts, focusing on engineers, consultants, administrators, technical staff and elected officials to market our products and services. We are also dependent on our personnel to continue to develop improvements to our proprietary processes, including materials used and the methods of manufacturing and installation. Our ability to attract, develop and retain qualified personnel has a significant effect on our ability to profitably execute our work. Our success in attracting such qualified personnel is dependent on the resources available in individual geographic areas and the impact on the labor supply of general economic conditions, as well as our ability to provide a competitive compensation package and work environment.

Our recognition of revenues from insurance claims and from change orders, extra work or variations in the scope of work could result in a reduction or reversal of previously recorded revenues.

We recognize revenues from insurance claims and from change orders, extra work or variations in the scope of work as set forth in our written contracts with our client when management believes that realization of these revenues are reasonably assured and the recoverable amounts can be reasonably estimated. Prior to our decision to recognize these revenues, we consult with outside legal counsel to determine the likelihood of recovery and the amount of the recovery that can be estimated. We also factor in all other information that we have at our disposal with respect to the claim to determine whether the claim should be recognized at all and, if recognition is appropriate, what dollar amount of the claim should be recognized. On this basis, we believe that we have historically made reasonably reliable estimates of amount of revenue to be recognized. Due to factors that we did not anticipate at the time of recognition, however, revenues ultimately received on these claims could be less than revenues recognized by us in a prior reporting period or periods, resulting in the need to reduce or reverse revenues and gross profit previously recognized in subsequent reporting periods.

Extreme weather conditions may adversely affect our operations.

We are likely to be impacted by weather extremes, such as excessive rain or hurricanes, which may cause temporary, short-term anomalies in our operational performance in certain localized geographic regions. Historically, these impacts have not been material to our operations as a whole. However, delays and other weather impacts can adversely impact our ability to meet project deadlines and may increase a project’s cost and decrease its profitability, and there is no assurance that future extreme weather conditions will not have a material adverse effect on our operations.

We may be liable to complete work under our joint venture arrangements.

We enter into contractual joint ventures in order to develop joint bids on contracts for our pipeline rehabilitation business and for our tunneling operations. The success of these joint ventures depends largely on the satisfactory performance of our joint venture partners of their obligations under the joint venture. Under these joint venture arrangements, we may be required to complete our joint venture partner’s portion of the contract if the partner is unable to complete its portion and a bond is not available. In such case, the additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture.

A substantial portion of our raw materials is from a limited number of vendors and we are subject to market fluctuations of certain commodities.

Substantially all of our fiber requirements for tube manufacturing are from one source. However, we believe other sources are readily available. The manufacture of the tubes used in our rehabilitation business is dependent upon the availability of resin, a petroleum-based product. In certain markets, such as North America and Europe, we currently obtain substantially all of our resin requirements from single suppliers, although we believe that other sources of supply are available. We have a supply agreement with our supplier of resin that requires the supplier to provide substantially all of our resin requirements but the agreement does not set a fixed purchase price for the product. Resin prices have fluctuated on the basis of the prevailing prices of oil and we anticipate that prices will continue to be heavily influenced by the events affecting the oil market. In addition, we purchase a significant volume of fuel to operate our trucks and equipment. At present, we do not engage in any type of hedging activities to mitigate the risks of fluctuating market prices for oil or fuel and increases in the price of oil may cause an adverse effect on our cost structure which we may not be able to recover from our customers.

Our patents may be successfully challenged.

There can be no assurance that the validity of our patents will not be successfully challenged. Our business could be adversely affected by increased competition upon expiration of the patents or if one or more of our Insituform CIPP Process patents were adjudicated to be invalid or inadequate in scope to protect our operations. We believe in either case that our long experience with the Insituform CIPP Process, our continued commitment to support and develop the Insituform CIPP Process, the strength of our trademark, and our degree of market penetration, should enable us to continue to compete effectively in the pipeline rehabilitation market.

We are subject to a number of restrictive debt covenants.

Our Senior Notes (Series A and Series 2003-A) and our line of credit facility contain certain restrictive debt covenants. Our ability to meet these restrictive covenants may be affected by factors described above and others outside our control. Failure to meet one or more of these restrictive covenants may hinder our ability to take advantage of attractive business opportunities and may result in an event of default. Upon an event of default, our lender(s) may declare all amounts outstanding as due and payable and we may not have sufficient capital available at that time to pay the amounts due to our lenders.

Our revenues are substantially dependent on municipal government spending.

Many of our customers are municipal governmental agencies, and as such, we are dependent on municipal spending. Spending by our municipal customers can be affected by local political circumstances, budgetary constraints, and other factors.

 We have international operations that are subject to foreign economic and political uncertainties.

Through our subsidiaries and joint ventures, our business is subject to fluctuations in demand and changing international economic and political conditions that are beyond our control. As of December 31, 2005, 22.3% of our revenues were derived from international operations. We expect a significant portion of our revenues and profits to come from international operations and joint ventures for the foreseeable future. Operating in the international marketplace exposes us to a number of risks, including abrupt changes in foreign government policies and regulations and, in some cases, international hostilities. To the extent that our international operations are affected by unexpected and adverse foreign economic and political conditions, we may experience project disruptions and losses which could significantly reduce our revenues and profits.

From time to time, our contracts may be denominated in foreign currencies, which will result in additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits.

Our backlog is an uncertain indicator of our future earnings.

Our backlog, which at December 31, 2005 was approximately $299.8 million, is subject to unexpected adjustments and cancellation. We cannot guarantee that the revenues projected in this backlog will be realized or, if realized, will result in profits. We may be unable to complete some projects included in our backlog in the estimated time and, as a result, such projects could remain in the backlog for extended periods of time. To the extent that we experience project cancellation or scope adjustments, we could face a reduction in the dollar amount of our backlog and the revenues that we actually receive from such backlog.

Our bonding capacity may be limited in certain circumstances.

A significant portion of our projects requires us to procure a bond to secure performance. From time to time, it may be difficult to find sureties who will provide the contract required bonding at acceptable rates for reasons beyond our control (for example, as a result of changing political or economic conditions in a foreign country). With respect to our joint ventures, our ability to obtain a bond may also depend on the credit and performance risks of our joint venture partners, some of whom may not be as financially strong as we are. Our inability to obtain bonding on favorable terms would have a material adverse effect on our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located in Chesterfield, Missouri, a suburb of St. Louis, at 702 Spirit 40 Park Drive. The executive offices are leased from an unaffiliated party through May 31, 2007. We own our tunneling offices, research and development and training facilities in Chesterfield.

We own a liner fabrication facility and a contiguous felt manufacturing facility in Batesville, Mississippi.  Our idle manufacturing facility in Memphis, Tennessee, which was closed in January 2004, is located on land sub-leased from an unaffiliated entity for an initial term of 40 years expiring on December 31, 2020. We are evaluating our options with respect to this property. Insituform Linings, a majority-owned subsidiary, owns certain premises in Wellingborough, United Kingdom, where its liner manufacturing facility is located.

We own or lease various operational facilities in the United States, Canada, Europe and Latin America.

The foregoing facilities are regarded by management as adequate for the current requirements of our business.

Item 3. Legal Proceedings

In the third quarter of 2002, an accident on an Insituform CIPP Process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. We fully cooperated with Iowa’s state OSHA in the investigation of the accident. Iowa OSHA issued a Citation and Notification of Penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. We challenged Iowa OSHA’s findings, and in the fourth quarter of 2003, an administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. We appealed the decision of the Employment Appeal Board to the Iowa District Court for Polk County, which, in the first quarter of 2005, reduced the penalties back to $158,000. We appealed the decision of the Iowa District Court and, on February 8, 2006, our appeal was heard by the Iowa Court of Appeals. We currently are awaiting the decision of the Iowa Court of Appeals.

In July 2004, three separate civil actions were filed in the Iowa District Court of Polk County with respect to the Des Moines accident. The first complaint, filed by family members and the Estate of Brian Burford on July 7, 2004, named our company, Insituform Technologies USA, Inc. (a wholly owned subsidiary of our company), the City of Des Moines and 15 of our current or former employees as defendants. The two other actions, filed on July 6, 2004 by (1) family members and the Estate of Daniel Grasshoff and (2) Michael Walkenhorst, James E. Johnson and Linda Johnson, named the City of Des Moines and the 15 current or former employees of our company as defendants, but did not name us or Insituform Technologies USA, Inc. as defendants. The complaints filed with respect to Messrs. Burford and Grasshoff alleged wrongful death, negligence, gross negligence and civil conspiracy. The complaint filed with respect to Messrs. Walkenhorst and Johnson alleged gross negligence and civil conspiracy. We believe that the allegations in each of the complaints are without merit and that the workers’ compensation statutes provide the exclusive remedy to the plaintiffs for the deaths and injuries that occurred as a result of the Des Moines accident. Each complaint sought unspecified damages, including punitive damages. During May 2005 and August 2005, Insituform Technologies USA, Inc. and our company, respectively, were dismissed from the Burford case (the only case in which they were a party). In addition, between May 2005 and August 2005, four individual defendants were dismissed from the Grasshoff, Walkenhorst and Johnson cases and eight individual defendants were dismissed from the Burford case. The initial depositions in these cases occurred during the week of January 23, 2006.

We are involved in certain other actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such other litigation will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted during the quarter ended December 31, 2005 to a vote of our stockholders, through the solicitation of proxies or otherwise.

Item 4A. Executive Officers of the Registrant

Our executive officers, and their respective ages and positions with us, are as follows:

Name	Age at February 1, 2006	Position with the Company

Thomas S. Rooney, Jr.	46	President and Chief Executive Officer
Thomas E. Vossman	43	Senior Vice President and Chief Operating Officer
David F. Morris	44	Vice President, General Counsel and Secretary

Thomas S. Rooney, Jr. has been our President since April 2003, and our Chief Executive Officer since July 2003. From April 2003 to July 2003, Mr. Rooney was our Chief Operating Officer. From 2000 until he joined our company, Mr. Rooney was Senior Vice President and Regional Manager for Gilbane Building Company.

Thomas E. Vossman joined Insituform in January 2005 as Vice President for the Southwest region of our sewer pipeline rehabilitation business and assumed the role of Senior Vice President and Chief Operating Officer in May 2005. From March 2004 to December 2004, Mr. Vossman served as a consultant to the contracting industry. Prior thereto, Mr. Vossman served as Senior Vice President of the American Residential Services, managing 19 contracting operations, and in various positions of increasing authority at Encompass Services Corporation, a consolidator of commercial/industrial/residential mechanical contracting companies, most recently as Regional President, residential division, managing 12 operating locations across the Eastern United States.

David F. Morris has been our Vice President, General Counsel and Secretary since January 2005. From March 1993 until January 2005, Mr. Morris was with the law firm of Thompson Coburn LLP, St. Louis, Missouri, most recently as a partner in its corporate and securities practice areas. Mr. Morris also served as Senior Vice President, Associate General Counsel and Secretary of Unified Financial Services, Inc., a diversified financial services company, from December 1999 to March 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a) The Company’s class A common shares, $.01 par value, are traded on The Nasdaq Stock Market under the symbol “INSU.” The following table sets forth the range of quarterly high and low sales prices for the years ended December 31, 2005 and 2004, as reported on The Nasdaq Stock Market. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

Period	High	Low

2005
First Quarter	$22.98	$13.24
Second Quarter	17.50	13.86
Third Quarter	21.17	15.86
Fourth Quarter	20.99	14.90

2004
First Quarter	$19.40	$15.00
Second Quarter	18.08	14.50
Third Quarter	19.70	15.72
Fourth Quarter	24.72	18.53

During the quarter ended December 31, 2005, we did not make any repurchases of our common stock, nor offer any equity securities that were not registered under the Securities Act of 1933, as amended. As of February 1, 2006, the number of holders of record of our common stock was 799.

Holders of common stock are entitled to receive dividends as and when they may be declared by our board of directors. We have never paid a cash dividend on the common stock. Our present policy is to retain earnings to provide for the operation and expansion of our business. However, our board of directors will review our dividend policy from time to time and will consider our earnings, financial condition, cash flows, financing agreements and other relevant factors in making determinations regarding future dividends, if any. Under the terms of certain debt arrangements to which we are a party, we are subject to certain limitations on paying dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financings.”

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,459,908	$19.53	863,328

Equity compensation plans not approved by security holders	—	n/a	—

Total	1,459,908	$19.53	863,328

(1)	The number of securities to be issued upon exercise of outstanding options, warrants and rights includes 1,381,476 stock options and 74,250 deferred stock units outstanding at December 31, 2005.

Item 6. Selected Financial Data

The selected financial data set forth below has been derived from our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, and previously published historical financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in connection with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the footnotes, contained in this report.

	Year Ended December 31,
	2005	2004	2003(1)	2002(1,2,3)	2001(1,2,3)
	(In thousands, except per share amounts)(Unaudited)
INCOME STATEMENT DATA:
Revenues	$595,282	$542,598	$487,272	$480,358	$445,310
Operating income	23,743	8,178	21,591	50,183	46,765
Income from continuing operations	13,160	597	4,628	28,560	24,940
Loss from discontinued operations	-	-	(1,103)	(5,869)	(72)
Net income	13,160	597	3,525	22,691	24,868
Basic earnings per share:
Income from continuing operations	0.49	0.02	0.17	1.08	0.94
Loss from discontinued operations	-	-	(0.04)	(0.22)	-
Net income	0.49	0.02	0.13	0.86	0.94
Dilutive earnings per share:
Income from continuing operations	0.49	0.02	0.17	1.07	0.93
Loss from discontinued operations	-	-	(0.04)	(0.22)	-
Net income	0.49	0.02	0.13	0.85	0.92

BALANCE SHEET DATA:
Unrestricted cash and cash equivalents	$77,069	$93,246	$93,865	$71,401	$70,387
Working capital, net of unrestricted cash	70,114	61,637	73,535	52,829	68,332
Current assets	274,024	273,201	277,273	252,651	259,767
Property, plant and equipment	95,657	90,846	75,667	71,579	68,547
Total assets	518,328	513,154	508,360	473,013	463,622
Current maturities of long-term debt and line of credit	18,264	15,778	16,938	49,360	35,218
Long-term debt, less current maturities	80,768	96,505	114,323	67,014	88,853
Total liabilities	213,106	221,671	227,726	198,965	211,940
Total stockholders’ equity	303,496	289,836	279,169	272,618	250,127
_________________________

(1)
We have completed various acquisitions that have been accounted for under the purchase method of accounting, including Kinsel Industries, Inc. in 2001, Elmore Pipe Jacking, Inc. in 2002, Sewer Services, Ltd. in 2003, Video Injection (remaining third party interest) in 2003, Insituform East in 2003, and Ka-Te Insituform (remaining interest) in 2003.

(2)	Results include a pre-tax intangible asset impairment charge of $3.5 million in 2002 and pre-tax restructuring charges of $2.5 million and $4.1 million in 2002 and 2001, respectively.

(3)	Effective January 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets,” and ceased amortizing purchased goodwill.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Revenues	$595,282	$542,598	$487,272
Gross profit	116,841	99,499	102,658
Gross profit margin	19.6%	18.3%	21.1%
Operating expenses	93,098	91,321	81,067
Operating income	23,743	8,178	21,591
Operating income percentage	4.0%	1.5%	4.4%

2005 Compared to 2004

Consolidated revenues from continuing operations increased 9.7% in 2005 compared to 2004. We experienced significant revenue growth in our rehabilitation and Tite Liner segments, while tunneling revenues increased only slightly. Greater revenues were achieved through successful sales efforts, greater crew capacity and higher backlog in the rehabilitation and Tite Liner segments, while a more selective bidding strategy, and the continuation of a few larger low-margin/loss projects led to the small increase in our tunneling revenue.

Consolidated gross profit margins increased from 18.3% to 19.6% due to margin gains in the rehabilitation business. In our rehabilitation business, we achieved certain manufacturing and logistical efficiencies and we experienced improved productivity in the second half of this year. However, these favorable developments were tempered by the effect of increased fuel and commodity prices, particularly resin. In the rehabilitation segment, a claim receivable (as discussed under “Rehabilitation Segment – Gross Profit and Margin”) was recorded which provided a net $3.4 million benefit to gross profit. Excluding the effect of the claim receivable, margins increased by three-quarters of a percent in the rehabilitation business despite significantly higher commodity and fuel prices. Tite Liner margins were somewhat lower in 2005 compared to 2004 due to higher volume of work performed in South America, which includes installing steel pipe (a commodity) and our Tite Liner product at a lower gross profit margin. Tunneling gross margins continued to suffer in 2005 from the continuation of large projects that experienced downward gross margin revisions during the last fifteen months. The problematic projects in the Tunneling segment should be completed in the first quarter of 2006.

Operating expenses increased by only 1.9% in 2005 compared to 2004 due principally to controlled expenses in rehabilitation. There were increases in compensation and benefits for additional staffing required to support our business growth, as well as increased legal expenses relating to various matters described more fully in Note 13 to the consolidated financial statements contained in this report. These costs were offset by a decrease in incentive compensation, as our results were below expectations for the year. As a percentage of revenue, operating expenses were 15.6% of revenue in 2005 compared to 16.8% in 2004.

As a result, operating income increased by $15.6 million, or over 190%, to $23.7 million in 2005 compared to $8.2 million in 2004.

2004 Compared to 2003

Consolidated revenues from continuing operations increased 11.4% in 2004 compared to 2003. We experienced revenue growth in each of our three principal operating segments, reflecting increased market penetration through successful sales efforts and acquisitions. Increased gross profit in both our rehabilitation and Tite Liner segments resulted from higher revenues, but was offset by decreased margins in our tunneling segment as explained further below. While most of our North American rehabilitation regions experienced improved revenues and gross profit, two of the regions fell short of the prior year as a result of competitive pressures and project delays. Adverse effects of changes in the performance of tunneling are discussed below.

Operating expenses increased $10.3 million in 2004 compared to 2003, and increased to 16.8% as a percentage of revenue in 2004 compared to 16.6% in 2003. The full year impact of acquisitions completed in 2003 increased operating expenses by $3.9 million, including amortization of intangibles of $0.6 million. We also added personnel for the redevelopment of our sales force and project management of approximately $2.0 million. We experienced increased professional fees of $1.7 million, along with approximate costs of $1.0 million associated with the implementation of regulations pursuant to the Sarbanes-Oxley Act of 2002. We also incurred costs related to the implementation of certain strategic initiatives, most notably, logistics improvements and sales and business development training of $1.4 million.

Rehabilitation Segment

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Revenues	$445,072	$409,408	$366,690
Gross profit	109,585	94,305	84,215
Gross profit margin	24.6%	23.0%	23.0%
Operating expenses	75,275	77,173	69,750
Operating income	34,310	17,132	14,465
Operating income percentage	7.7%	4.2%	3.9%

Revenues

Rehabilitation revenues increased $35.7 million, or 8.7%, in 2005 as compared to 2004 due to a number of factors, including successful sales efforts through an expanded sales force, higher backlog and expanded crew capacity. Backlog at the beginning of 2005 was $78.6 million higher than at the beginning of 2004. During 2005, we experienced a full year of larger CIPP process crew capacity, which was expanded from 80 crews at the beginning of 2004 to 95 crews by the end of 2004 to accommodate our growing backlog. At the end of 2005, we employed 89 CIPP process crews across North America and Europe. Revenues were higher in 2005 compared to 2004 across nearly all geographic regions in both North America and Europe. Revenue from our European contracting operations increased by 11.5% during 2005 as compared to 2004 and revenue from our North American contracting operations increased by 7.7% during 2005 as compared to 2004. European revenues were principally impacted by growth and improved markets in the United Kingdom, the Netherlands and France.

Rehabilitation revenues increased $42.7 million, or 11.6%, in 2004 compared to 2003. Full-year impact of acquisitions completed in 2003 represented $20.3 million of this increase. Revenue growth in certain North American CIPP regions added $34.7 million for the year. This growth was attributable to strong backlog at the end of 2003, strong order levels in 2004, crew growth to support sales levels and increased large-diameter work. Excluding acquisitions, European rehabilitation revenue increased $5.4 million as a result of stronger performance in the Netherlands and France as well as positive currency translation impacts. Offsetting these increases were decreases in two North American CIPP regions and manufacturing totaling $17.7 million resulting from lower order levels, client work-release delays and, to a lesser extent, the effect of four hurricanes, which occurred during the year.

We expect growth in our rehabilitation business to continue into 2006. Rehabilitation backlog grew by approximately 12.0% to $213.3 million at December 31, 2005 compared to $190.4 million at December 31, 2004. In addition, due to improved crew productivity and technological advances, particularly in our steam inversion process, we expect to achieve this growth without further significant crew expansion.

Gross Profit and Margin

Rehabilitation gross profit increased by $15.3 million, or 16.2%, in 2005 as compared to 2004. Gross profit margins in the rehabilitation segment were 24.6% in 2005 compared to 23.0% in 2004. During 2005, a claim receivable (as discussed in the following paragraph) was recorded which provided a net $3.4 million benefit to rehabilitation gross profit. Excluding the effect of this claim receivable, rehabilitation gross margins would have increased by just over three-quarters of a percentage point due to a decrease in low-margin pipebursting work, advances in crew productivity and efficiencies in manufacturing and logistics. These results were achieved despite significant increases in raw material costs, particularly resin, during late 2004 and into 2005. In addition, transportation costs (fuel) increased significantly during the same period. We have the ability to pass such raw material and fuel increases through to our customers to the extent that we have short-term contracts. However, on some longer-term contracts that contain fixed pricing, we may not have the ability to pass through such costs.

In 2003 we sought coverage under our general liability insurance policy for costs and expenses sustained in removing and reinstalling a CIPP process liner in Boston, Massachusetts. Primary coverage of $1.0 million (less a $250,000 deductible) was paid to us by our primary insurance carrier. Upon refusal of the excess carrier to acknowledge coverage under the policy, we filed suit against the excess carrier. In March 2005, the United States District Court in Boston ruled that the excess policy covered our costs and expenses in excess of the primary coverage. Although the excess carrier has filed a motion for reconsideration of this decision, we anticipate ultimate recovery of at least $6.3 million including interest. As such, we recorded a claim receivable for $6.3 million ($6.1 million in the second quarter and $0.2 million in the fourth quarter) which provided a benefit of $3.9 million to our 2005 results with a $3.4 million benefit to gross profit and $0.4 million in pre-judgment interest income. The remaining $2.4 million of the claim receivable covered estimated costs for the remaining rework, which was completed in the third quarter of 2005. See also Note 13 to the consolidated financial statements contained in this report.

Gross profit in our rehabilitation segment increased $10.1 million, or 12.0%, in 2004 compared to 2003 while gross margin percentages remained stable. The full-year effect of acquisitions completed in 2003 accounted for a $3.7 million increase to gross profit. Certain North American CIPP regions and manufacturing added $13.4 million in gross profit through higher revenue and improved field productivity. The results in 2003 were adversely impacted by the loss related to the initial removal and reinstallation costs associated with the Boston project described earlier. Excluding acquisitions, European gross profit increased $1.9 million attributable to currency translation and increased margins in France. Offsetting these increases, certain North American rehabilitation regions realized $8.9 million lower gross profit in 2004 compared to 2003. Significant margin erosion was experienced in pipebursting work due to competition and lower pricing, while related pipebursting revenue decreased only marginally in 2004 compared to 2003, which contributed to the decline in gross profits. Gross profit on pipebursting decreased $4.1 million in 2004 compared to 2003. We also experienced a continued trend of higher healthcare costs in 2004 compared to 2003. Other factors contributing to the decline included weather-related effects, work-release delays and, in certain regions, price competition. In addition, our rehabilitation segment experienced increases in raw material costs, particularly resin, fuel and fiber costs, related to commodity pricing fluctuations. These unfavorable incremental costs were offset by manufacturing and logistics savings as a result of the implementation of strategic operational initiatives.

Operating Expenses

Operating expenses decreased $1.9 million, or 2.5%, in 2005 as compared to 2004, due primarily to lower incentive compensation expense and lower amortization expense. Incentive compensation expense was lower as our overall results were below expectations. Amortization expense was lower due to the full amortization during 2004 of certain intangibles acquired with Insituform East, Inc. These reductions in operating expenses were partially offset by increased compensation and legal costs necessary to support growth and our strategic initiatives. As a percentage of revenues, operating expenses were 16.9% in 2005 compared to 18.8% in 2004. We anticipate that operating expenses will increase during 2006 as a result of increased incentive compensation, along with compensation expense from the implementation of SFAS 123(R), “Share-Based Payment” relating to accounting for stock options (See Note 2 to the consolidated financial statements contained in this report for further discussion) to support business growth. However, operating expenses expressed as a percentage of revenue are expected to decrease in 2006.

Operating expenses increased 10.6%, or $7.4 million, in 2004 compared to 2003. The full-year effect of acquisitions completed in 2003 added $3.3 million of operating expenses. In addition to acquisitions, we continued to experience increasing healthcare costs in 2004 compared to 2003. In the first quarter of 2005, we modified our employee benefits structure in an effort to reduce the impact of increasing healthcare costs. All rehabilitation regions experienced increased operating expenses due to the implementation of certain strategic initiatives including, but not limited to, the redevelopment of a sales and business development force, improved logistics, product innovation and operational excellence. The implementation of these initiatives required additional personnel as well as significant consulting costs. Operating expenses as a percentage of revenues remained relatively stable at 18.8% in 2004 compared to 19.0% in 2003.

Operating Income and Margin

Higher revenues along with lower operating expenses resulted in significantly higher operating income in the rehabilitation segment during 2005 as compared to 2004. Rehabilitation operating income increased by $17.2 million, or over 100%, in 2005 as compared to 2004. Operating margin, which is operating income as a percentage of revenue, increased to 7.7% in 2005 compared to 4.2% in 2004.

Tunneling Segment

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Revenues	$111,687	$108,729	$100,020
Gross profit (loss)	(4,184)	(3,128)	11,946
Gross profit/ loss margin	-3.7%	-2.9%	11.9%
Operating expenses	12,723	10,080	7,990
Operating income (loss)	(16,907)	(13,208)	3,956
Operating income/ loss percentage	-15.1%	-12.1%	4.0%

Summary

During 2005, our tunneling operation experienced further margin deterioration on its project in Chicago, Illinois. The project is expected to finish with a loss, with the entire estimated loss being recorded during 2005. The adverse impact of this project was $5.7 million during 2005 and $11.0 million during 2004. We expect to substantially complete this project in the first quarter of 2006.

In addition, we experienced negative gross margin adjustments of $6.9 million (net of estimated claims recovery of $2.7 million) on two other significant projects during 2005. We expect to complete these two projects in the first half of 2006.

The projects described above included activities that are atypical of our tunneling operation’s core mining activities. Going forward, management will focus on obtaining work that is compatible with the tunneling operation’s core competency, mining, and at acceptable margins. In addition, we continue our efforts to return the tunneling operation to profitability by completing projects with ongoing issues as expeditiously as possible.

At December 31, 2005, our tunneling operation had approximately $16.0 million in outstanding claims against third parties relating to, among other things, differing site conditions and defective specifications. Of this amount, $6.4 million had been recorded to income through the end of 2005. In accordance with our accounting policies, we record a claim to income when the realization of the claim is reasonably assured, and we can estimate a recoverable amount.

During 2005, we increased our efforts regarding tunneling claims and are aggressively pursuing all outstanding claims, either through discussions and/or negotiations with our clients, alternative dispute resolution proceedings or, if necessary, litigation. During 2005, we recognized $4.6 million in tunneling claims ($5.5 million net of reserves for certain doubtful receivables and claims from counterparties of $0.9 million) compared to $1.7 million during 2004.

Revenues

Tunneling revenues increased by only $3.0 million, or 2.7%, in 2005 as compared to 2004 due to the implementation of a more selective bidding strategy in response to difficulties encountered on certain large jobs in 2004 and 2005. Revenue also was impacted by claims recorded in 2005 and 2004 as described above and write-downs on the aforementioned projects in 2005 partially offset by $4.6 million in claims receivable during 2005. Our bidding strategy in the tunneling business is designed to obtain profitable work that fits tunneling’s core mining competency. The combination of management’s focus on completing existing jobs and the more selective bidding strategy has caused backlog to decrease sharply during 2005, by $63.0 million, or 48.7%, to $66.3 million at the end of 2005 compared to $129.3 million a year ago. With the projects with ongoing issues nearing completion, we are focused on securing new work to boost our backlog up to normalized historical levels.

Tunneling revenues increased $8.7 million, or 8.7%, in 2004 compared to 2003 due to an increased level of backlog that was acquired during the second half of 2003 and the early part of 2004. Large projects in Chicago, Sacramento, Oxnard and Charleston generated a significant portion of revenue in 2004.

Gross Profit/Loss and Margin

Tunneling’s loss at the gross profit line widened by $1.1 million, or 33.8%, in 2005 as compared to 2004. The gross profit margin also fell, to a negative 3.7% in 2005 compared to a negative 2.9% in 2004. Performance in the tunneling segment was adversely impacted by the continuation of projects with ongoing issues and further margin deterioration on certain of those projects. The project in Chicago accounted for $5.7 million of 2005’s gross loss. As mentioned earlier, during 2005, $4.6 million in claims were recognized ($5.5 million net of reserves for certain doubtful receivables and claims from counterparties of $0.9 million), which partially offset the losses incurred during 2005.

Due to the decreasing backlog during 2005, gross profit also was significantly impacted by underutilized equipment. Underutilized equipment costs (primarily operating lease expenses) were $4.8 million in 2005 compared to $2.4 million in 2004. We are currently exploring a number of alternatives to reduce the level of equipment to fit the tunneling operation’s ongoing business model.

During 2004, there were significant negative gross margin adjustments on one large tunneling project in Chicago, primarily in the fourth quarter. The impact of the margin adjustments on this project was $11.0 million in 2004, with $7.3 million recorded in the fourth quarter and $3.7 million in the third quarter. These negative adjustments were the primary factors in the tunneling segment’s gross loss of $3.1 million in 2004 compared to gross profit of $11.9 million in 2003. The gross profit margin similarly fell to a negative 2.9% in 2004 compared to 11.9% in 2003.

Operating Expense

Tunneling’s operating expenses increased $2.6 million, or 26.2%, in 2005 as compared to 2004 due to higher compensation expenses for additional staffing hired to improve cost control and project management and $0.9 million in bad debt expense on certain doubtful receivables and claims from counterparties. Corporate expenses allocated to tunneling were also higher due to additional senior management time spent on tunneling matters, additional technology costs related to systems initiatives and legal costs related to claims. These factors were partially offset by lower incentive compensation expense as tunneling’s performance was well below expectations in 2005. Operating expenses as a percentage of revenue rose to 11.4% in 2005 compared to 9.3% in 2004. We anticipate that operating expenses will decrease in 2006 as we reduce the operation’s overall headcount and related supported costs to fit a lower operating base going forward.

Operating expenses increased 26.2% in 2004 compared to 2003 as a result of adding project management and other support staff. Operating expenses as a percentage of revenue were 9.3% in 2004 compared to 8.0% in 2003.

Operating Income (Loss) and Margin

Tunneling’s operating loss widened by $3.7 million, or 28.0%, in 2005 compared to 2004 due to the factors described in the preceding paragraphs. Operating loss percentage was a negative 15.1% in 2005 compared to a negative 12.1% in 2004.

During 2005, it was determined that there was no impairment of our tunneling goodwill ($8.9 million at December 31, 2005) or fixed assets. However, if our tunneling business continues to post losses, we may have exposure to the impairment of our goodwill and certain of our fixed assets in the tunneling segment.

Tunneling generated an operating loss percentage in 2004 of negative 12.1% compared to an operating gain percentage of 4.0% in 2003. The issues described in the preceding paragraphs caused this earnings’ deterioration in 2004.

Tite Liner® Segment

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Revenues	$38,523	$24,461	$20,562
Gross profit	11,440	8,322	6,497
Gross profit margin	29.7%	34.0%	31.6%
Operating expenses	5,100	4,068	3,327
Operating income	6,340	4,254	3,170
Operating income percentage	16.5%	17.4%	15.4%

Revenues

Tite Liner® revenues increased $14.1 million, or 57.5%, in 2005 compared to 2004 due primarily to an increased volume of business in South America and other international markets. Tite Liner’s revenues from South American operations were $10.3 million higher during 2005 compared to 2004. Operations in the United States and Canada increased by approximately $3.7 million during 2005 compared to the prior year due to a market driven by high oil and other commodity prices.

Tite Liner® revenues increased $3.9 million, or 19.0%, in 2004 compared to 2003. A solid workload in the United States and Canada fueled much of the revenue growth. In addition, a favorable closeout of a foreign project boosted revenue in 2004 compared to 2003.

As oil and other commodity prices remain high from a historical perspective, the business for Tite Liner should remain strong. We are also pursuing new markets for business worldwide, including potable water.

Gross Profit

Tite Liner’s gross profit increased by $3.1 million, or 37.5%, in 2005 as compared to 2004, due to higher revenues. Gross profit margin was 29.7% in 2005 compared to 34.0% in 2004 due to the volume of business in South America. The work in South America includes installing steel pipes (a commodity), which contributes a lower gross margin, as well as our Tite Liner product. Gross margins in South America were 17.1% in 2005 compared to 19.0% in 2004. In contrast, North American operations generated gross margins of 35.1% in 2005 compared to 34.8% in 2004.

Gross profit rose by $1.8 million, or 28.1%, in 2004 compared to 2003 while the gross profit margin increased to 34.0% in 2004 compared to 31.6% in 2003. The previously mentioned completion of certain projects as well as favorable results in the United States and Canada combined to positively impact gross profit and gross profit margin in the Tite Liner segment during 2004.

Operating Expenses

Operating expenses in our Tite Liner business were $1.0 million, or 25.4%, higher in 2005 as compared to 2004, due primarily to additional staffing hired and additional corporate expenses allocated to accommodate business growth. However, as a percentage of revenue, operating expenses were 13.2% of revenues in 2005 compared to 16.6% of revenues in 2004. We anticipate that operating expenses will increase in 2006 due to additional costs to support continued business growth. Operating expenses as a percentage of revenues should be approximately at the same levels as 2005.

Operating expenses increased 22.3% in 2004 compared to 2003, but remained relatively stable as a percentage of revenue.

Operating Income and Margin

Operating income increased by $2.1 million, or 49.0%, during 2005 as compared to 2004. However, due to the volume of business in South America and the related lower margins, operating margin was lower in 2005, at 16.5%, compared to 17.4% in 2004.

Restructuring and Asset Impairment Charges

During the third quarter of 2003, we reversed $0.3 million in reserves, which were recorded in prior years.

Other Income/Expense

Interest expense and fluctuation of interest expense for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Interest expense	$8,465	$9,305	$8,235
Increase (decrease) from prior year	(840)	1,070	324

Interest expense decreased $0.8 million during 2005 compared to 2004 and increased $1.1 million during 2004 compared to 2003 due to the following factors (in thousands):

	Years Ended December 31,
	2005 vs. 2004	2004 vs. 2003
Debt principal amortization	$(1,238)	$(1,032)
Increased rates due to debt amendments	487	675
Deferred fee write-offs due to debt amendments	(226)	226
Euro note interest (Note repaid in 2004)	(114)	—
Full year of Series 2003-A Notes (placed April 24, 2003)	—	1,073
Additional fees amortization	—	128
Interest on short-term borrowings and other	251	—
Total	$(840)	$1,070

See “ – Liquidity and Capital Resources – Financings” under this Item 7 for further discussion of debt instruments and related amendments.

Other income was $1.2 million in 2004 compared to other expense of $1.3 million in 2003. Interest income, a component of other income, was $1.4 million in 2004 compared to $1.5 million in 2003. Other expense in 2003 included $1.4 million in losses on disposals of assets and a $1.1 million reserve for notes receivable, relating primarily to the former discontinued operations.

Income Taxes

Our effective tax rate in 2005 was 25.1% and was lower than the federal statutory rate due to the benefit of amortization of intangibles, utilization of operating losses in certain foreign countries that had prior valuation allowances, higher income in jurisdictions with rates lower than the U.S. rate, and the benefit of a federal motor fuels excise tax credit.

Our deferred tax assets in excess of deferred tax liabilities were $1.4 million, net of a $4.5 million valuation allowance primarily related to foreign net operating losses. Deferred tax assets include $0.6 million of foreign tax credit carryforwards, which begin expiring in 2011, and $2.9 million in federal, state and foreign net operating loss carryforwards, net of applicable valuation allowances.

The 2004 income tax benefit of $0.8 million relates primarily to the benefit of state net operating losses generated in 2004, the benefit of federal motor fuels excise tax credits and the increased benefit of patent amortization in relation to pre-tax income.

Our company’s deferred tax assets in excess of deferred tax liabilities were $3.9 million, net of a $5.0 million valuation allowance, at December 31, 2004. Deferred tax assets include $3.2 million in foreign tax credit carryforwards that begin expiring in 2011 and $2.7 million in federal, state and foreign NOLs, net of applicable valuation allowances.

We provide for U.S. income taxes, net of available foreign tax credits, on earnings of consolidated international subsidiaries that we plan to remit to the U.S. We do not provide for U.S. income taxes on the remaining earnings of these subsidiaries, as we expect to reinvest these earnings overseas or we expect the taxes to be minimal based upon available foreign tax credits.

See Note 11 to the consolidated financial statements contained in this report for additional information regarding taxes on income.

Minority Interest and Equity in Earnings (Losses) of Affiliated Companies

Minority interest in net income principally relates to the 25% interest in the net income of Insituform Linings Plc held by Per Aarsleff A/S, a Danish contractor.

Equity in earnings of affiliated companies increased to $0.9 million during 2005 compared to equity losses of $0.2 million during 2004. During 2005, our 50%-owned German joint venture, Insituform Rohrsanierungstechniken GmbH, experienced increased profitability due primarily to higher revenues and improved crew productivity. In the prior year, our German joint venture earned $0.3 million, but such earnings were offset by losses of $0.5 million at Insituform Italia Srl, our former Italian joint venture. The Italian joint venture ceased operations in the first quarter of 2005.

Discontinued Operations

During the fourth quarter of 2001, we decided to sell certain operations that were not consistent with our strategy of providing trenchless rehabilitation and tunneling services. We completed the sale of these operations during 2002. Revenues from discontinued operations were $0 in 2005, $0 in 2004 and $2.6 million in 2003. Loss from discontinued operations was $0 in 2005, $0 in 2004 and $1.1 million in 2003.

Critical Accounting Policies

Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the financial statement dates. Actual results may differ from these estimates under different assumptions or conditions.

Some accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We believe that our critical accounting policies are those described below. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the consolidated financial statements contained in this report.

Revenue Recognition – Percentage-of-Completion Method

We recognize revenue and costs as construction and installation contracts progress using the percentage-of-completion method of accounting, which relies on total expected contract revenues and estimated total costs. Under this method, estimated contract revenues and resulting gross profit margin are recognized based on actual costs incurred to date as a percentage of total estimated costs. We follow this method since reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and gross profit are subject to revisions as the contract progresses to completion. Total estimated costs, and thus contract gross profit, are impacted by changes in productivity, scheduling and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, customer needs, customer delays in providing approvals, labor availability, governmental regulation and politics also may affect the progress and estimated cost of a project’s completion and thus the timing of revenue recognition and gross profit. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. When current estimates of total contract costs indicate that the contract will result in a loss, the projected loss is recognized in full in the period in which the loss becomes evident. Revenues from change orders, extra work, variations in the scope of work and claims are recognized when realization is reasonably assured, and at estimated recoverable amounts.

Many of our contracts provide for termination of the contract at the convenience of the customer. If a contract were terminated prior to completion, we would typically be compensated for progress up to the time of termination and any termination costs. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met as the result of circumstances that are within our control. Losses on terminated contracts and liquidated damages have historically not been significant.

Retainage

Many of the contracts under which we perform work contain retainage provisions. Retainage refers to that portion of revenue we have earned and billed but is held for payment by the customer pending satisfactory completion of the project. Unless reserved, we assume that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract. See Note 2 to the consolidated financial statements contained in this report regarding classification of current assets and current liabilities.

Goodwill Impairment

Under Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets,” we assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Factors that could potentially trigger an impairment review include (but are not limited to):

•	significant underperformance of a segment or division relative to expected, historical or projected future operating results;
•	significant negative industry or economic trends; and
•	significant changes in the strategy for a segment or division.

In accordance with the provisions of SFAS 142, we calculate the fair value of our reporting units and compare such fair value to the carrying value of those reporting units to determine if there is any indication of goodwill impairment. Our reporting units consist of North American rehabilitation, European rehabilitation, tunneling and Tite Liner. To calculate reporting unit fair value, we utilize a discounted cash flow analysis based upon, among other things, certain assumptions about expected future operating performance. We typically engage a third party valuation expert to assist in estimating reporting unit fair value. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in our weighted average cost of capital or changes in operating performance. An impairment charge will be recognized to the extent that the implied fair value of the goodwill balances for each reporting unit is less than the related carrying value.

See “Risk Factors” in Item 1A of this report for further discussion of goodwill impairment risk.

Deferred Income Tax Assets

We provide for estimated income taxes payable or refundable on current year income tax returns, as well as the estimated future tax effects attributable to temporary differences and carryforwards, in accordance with the Statement of Financial Accounting Standards 109, “Accounting for Income Taxes.” SFAS 109 also requires that a valuation allowance be recorded against any deferred tax assets that are not likely to be realized in the future. The determination is based on our ability to generate future taxable income and, at times, is dependent on our ability to implement strategic tax initiatives to ensure full utilization of recorded deferred tax assets. Should we not be able to implement the necessary tax strategies, we may need to record valuation allowances for certain deferred tax assets, including those related to foreign income tax benefits. Significant management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowances recorded against net deferred tax assets.

Long-Lived Assets

Property, plant and equipment, goodwill and other identified intangibles (primarily licenses, covenants not-to-compete and patents) are recorded at cost and, except for goodwill, are amortized on a straight-line basis over their estimated useful lives. Changes in circumstances such as technological advances, changes to our business model or changes in our capital strategy can result in the actual useful lives differing from our estimates. If we determine that the useful life of our property, plant and equipment or our identified intangible assets should be shortened, we would depreciate or amortize the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation or amortization expense.

Long-lived assets, including property, plant and equipment, and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include:

•	significant underperformance in a region relative to expected historical or projected future operating results;
•	significant changes in the use of the assets of a region or the strategy for the region;
•	significant negative industry or economic trends;
•	significant decline in our stock price for a sustained period; and
•	market capitalization significantly less than net book value.

Such impairment tests are based on a comparison of undiscounted cash flows to the recorded value of the asset. The estimate of cash flow is based upon, among other things, assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Allowance for Doubtful Accounts

We estimate the uncollectibility of our accounts receivable and we evaluate specific accounts where we have information that the customer may be unwilling or unable to pay the receivable in full. In these cases, we use judgment, based on the best available facts and circumstances, and record specific allowances for those customers against amounts due in order to reduce the receivable to the amount that is considered collectible. The specific allowances are re-evaluated and adjusted as additional information is received that affects the allowance. After all reasonable attempts to collect the receivable have been explored, the receivable is written off against the allowance. Based on the information available, we believe that the allowance for doubtful accounts as of December 31, 2005 was adequate. However, no assurances can be given that actual write-offs will not exceed the recorded allowance.

Liquidity and Capital Resources

Cash and Cash Equivalents

	December 31,
	2005	2004
	(In thousands)
Cash and equivalents	$77,069	$93,246
Restricted cash – in escrow	5,588	1,705

Restricted cash held in escrow relates to deposits made as escrow for release of retention on specific projects performed for municipalities and state agencies.

Sources and Uses of Cash

We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt servicing and investments. Our primary source of cash is operating activities. Besides operating activities, we occasionally borrow under our line of credit to fund operating activities, including working capital investments. Information regarding our cash flows for the year ended December 31, 2005, 2004 and 2003 is further discussed below and is presented in our consolidated statements of cash flows contained in this report.

Cash Flows from Operations

Cash flows from operating activities provided $23.6 million in 2005 compared to $42.6 million in 2004. Changes in working capital used $11.4 million in 2005, while changes in working capital provided $15.5 million in 2004. Accounts receivable, including retainage and costs and estimated earnings in excess of billings (unbilled receivables), increased by $15.2 million, inventories increased by $2.5 million, and accounts payable increased $13.0 million during 2005. The increase in receivables, inventory and payables was principally due to the growth in revenue experienced during 2005. While receivables grew during 2005, days sales outstanding in receivables decreased from 90 at December 31, 2004 to 86 at December 31, 2005 due to higher revenues and improved cash collection. The most significant component of working capital changes in 2004 was the receipt of $9.1 million in tax refunds early in 2004. Depreciation expense was higher during 2005 due to a higher level of fixed assets, but amortization expense was $0.4 million lower in 2005 compared to 2004 due to the full amortization of certain intangible assets during 2004 acquired with Insituform East, Inc.

Operating activities provided $42.6 million during 2004 compared to $31.9 million provided by operating activities of continuing operations during 2003. Changes in working capital provided $15.5 million during 2004 compared to $5.2 million during 2003. Cash received from customers increased in 2004 compared to 2003 as evidenced by increased revenues and a lower accounts receivable balance.

These factors coupled with an increase in accounts payable and accrued expenses were partially offset by increases in retainage and unbilled receivables. In addition, $9.1 million in tax refunds were received early in 2004, driving prepaid expenses and other current assets lower in 2004 compared to 2003.

Cash Flows from Investing Activities

The largest component of cash used in investing activities during 2005 was capital expenditures of $27.1 million. In addition, $0.6 million was used for investment in patents. These investments were slightly offset by $1.3 million received on the sale of certain assets during 2005. Capital expenditures, which were significantly lower in 2005 compared to 2004, were primarily for equipment used to develop our steam-inversion process, replacement of older equipment and purchase of other new equipment to accommodate revenue growth and crew expansion. Investing activities used $34.1 million during 2004, consisting primarily of capital expenditures of $35.2 million. In addition to capital expenditures, $0.8 million was invested into a 50%-owned joint venture in Italy, which subsequently ceased operations in the first quarter of 2005. The amounts were slightly offset by $1.9 million received on the sale of certain assets during 2004.

Capital expenditures of $35.2 million in 2004 consisted primarily of new equipment necessary for additional crews and ongoing replacement of aging, less efficient equipment. Capital expenditures were also the primary component of investing cash flows in 2003, at $19.9 million. However, certain acquisitions, most notably Insituform East, Inc., were also a significant part of investing cash flows in 2003 at $7.8 million. Cash received on the sale of certain assets was $1.4 million during 2003.

Cash Flows from Financing Activities

Cash used by financing activities was $12.3 million during 2005 compared to $11.4 million during 2004. The largest component of financing activities cash flow was $15.8 million for normal, scheduled debt amortization payments during 2005. Of the $15.8 million in debt amortization payments during 2005, $15.7 million was for the scheduled amortization payment on our Series A Senior Notes. Likewise, in 2004, our normal, scheduled debt amortization payment on our Series A Senior Notes of $15.7 million and the retirement of our $3.0 million Euro note were the primary components of cash used in financing activities during 2004.

During 2005, certain of our annual insurance premiums were financed, providing $6.2 million of cash, while repayments on those notes payable used $3.6 million for a net of $2.6 million borrowed and outstanding at December 31, 2005. In addition, exercises of stock options provided $1.2 million during 2005. Debt repayments during 2004 were partially offset by $3.6 million received from the exercise of stock options by employees and $4.6 million representing the release of restricted cash held as collateral for certain of our insurance agreements.

Total debt, including current maturities and current notes payable, was $99.0 million at December 31, 2005 compared to $112.3 million at December 31, 2004. The balance at the end of December 31, 2005 consisted primarily of Series 2003-A Senior Notes of $65.0 million, due in 2013, and $31.4 million of Series A Senior Notes, with debt amortization payments of $15.7 million due in 2006 and 2007. The remaining amount relates to current notes payable for the financing of certain of our annual insurance premiums that will be repaid during 2006.

We utilized our $25.0 million line of credit periodically during 2005, borrowing an aggregate of $15.0 million to fund operating cash requirements. All amounts were repaid during the year, and there were no amounts outstanding on our line of credit at December 31, 2005.

While financing activities used $11.4 million during 2004, financing activities provided $8.3 million during 2003. The issuance of $65.0 million in Series 2003-A Senior Notes was partially offset by the repayment of our line of credit and our normal $15.7 million debt amortization payment on our Series A Senior Notes. During 2003, $0.4 million was received from the exercise of stock options, and $1.6 million was used to purchase treasury stock.

Financings

See Notes 8 and 15 to the consolidated financial statements contained in this report for additional information regarding our financings.

There were debt covenant violations in the fourth quarter 2004 and 2003, which resulted in certain waivers and amendments to our debt agreements. There were no debt covenant violations in 2005.

We believe we have adequate resources and liquidity to fund future cash requirements and debt repayments for at least the next twelve months with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets.

Disclosure of Financial Obligations and Commercial Commitments

We have entered into various financial obligations and commitments in the course of our ongoing operations and financing strategies. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities as well as from commercial arrangements that are directly supported by related revenue-producing activities. Commercial commitments represent our contingent obligations, which become payable only if certain pre-defined events were to occur, such as funding financial guarantees. See Note 13 to the consolidated financial statements contained in this report for further discussion.

We have entered into several contractual joint ventures in order to develop joint bids on contracts for our installation business and for tunneling operations. In these cases, we could be required to complete the joint venture partner’s portion of the contract if the partner were unable to complete its portion. We would be liable for any amounts for which we could not complete the work and for which a third party contractor could not be located to complete the work for the amount awarded in the contract. While we would be liable for additional costs, these costs would be offset by any related revenues due under that portion of the contract. We have not experienced material adverse results from such arrangements. Based on these facts, we currently do not anticipate any future material adverse impact on our consolidated financial position, results of operations or cash flows.

The following table provides a summary of our financial obligations and commercial commitments as of December 31, 2005 (in thousands). This table includes cash obligations related to principal outstanding under existing debt arrangements and operating leases.

Payments Due by Period

Cash Obligations(1,3)	Total	2006	2007	2008	2009	2010	Thereafter

Long-term debt	$99,032	$18,264	$15,768	$—	$—	$—	$65,000
Interest on long-term debt	34,673	6,344	4,949	4,251	4,251	4,251	10,627
Line of credit facility(2)	—	—	—	—	—	—	—
Operating leases	37,841	12,981	10,101	7,958	4,594	1,127	1,080
Total contractual cash obligations	$171,546	$37,589	$30,818	$12,209	$8,845	$5,378	$76,707

(1)
Cash obligations herein are not discounted. See Notes 8 and 13 to the consolidated financial statements contained in this report regarding long-term debt and commitments and contingencies, respectively.

(2)
As of December 31, 2005, there was no borrowing balance on the credit facility and therefore there is no applicable interest rate as the rates are determined on the borrowing date. The available balance was $10.8 million, and the commitment fee was 0.50%. The remaining $14.2 million was used for non-interest bearing letters of credit, of which $13.2 million was collateral for insurance and $1.0 million for work performance. We generally use the credit facility for short-term borrowings and disclose amounts outstanding as a current liability. See Note 15 to the consolidated financial statements contained in this report regarding our refinancing of the line of credit facility in February 2006.

(3)	A resin supply contract with one of our vendors is excluded from this table. See “Market Risk – Commodity Risk” under this Item 7 for further discussion.

Off-Balance Sheet Arrangements

We use various structures for the financing of operating equipment, including borrowing, operating and capital leases, and sale-leaseback arrangements. All debt, including the discounted value of future minimum lease payments under capital lease arrangements, is presented in our consolidated balance sheet. Our commitments under operating lease arrangements were $37.8 million at December 31, 2005. We also have exposure under performance guarantees by contractual joint ventures and indemnification of our surety. Historically, we have not experienced any material adverse effect to our consolidated financial position, results of operations or cash flows relative to these arrangements. All foreign joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See note 13 to the consolidated financial statements contained in this report regarding commitments and contingencies.

Effects of Transactions with Related and Certain Other Parties

Affholder, Inc., our wholly owned subsidiary that comprises the tunneling segment, owns or leases under long-term operating leases with third-party leasing companies, several pieces of tunneling equipment, including cranes and tunnel boring machines. From time to time for specific projects, Affholder will lease additional equipment from a variety of sources. During 2005, Affholder leased four cranes and two tunnel boring machines from A-Y-K-E Partnership. A-Y-K-E is a partnership that is controlled by Robert W. Affholder, a former member of the Company’s board of directors, whose term of office ended at the 2005 annual meeting of stockholders. During the year ended December 31, 2005, Affholder paid A-Y-K-E $0.7 million pursuant to equipment leases. This amount represents 14.8% of all lease payments made by Affholder during 2005 and 3.5% of all lease payments made by on a consolidated basis in 2005. The cranes and tunnel boring machine that are currently under lease are leased under separate lease agreements on terms that are substantially similar to, or better than, those otherwise available to Affholder in the market. The leases are terminable upon 30 days’ prior notice by either party. At Affholder’s discretion, Affholder may sublease the equipment to third parties and retain any profit generated from the sublease.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 to the consolidated financial statements contained in this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We are exposed to the effect of interest rate changes and of foreign currency and commodity price fluctuations. We currently do not use derivative contracts to manage these risks.

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at December 31, 2005 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, is not material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt. The fair value of our long-term debt, including current maturities and the amount outstanding on the line of credit facility, approximated its carrying value at December 31, 2005. Market risk was estimated to be $0.5 million as the potential increase in fair value resulting from a hypothetical 10% decrease in our debt specific borrowing rates at December 31, 2005.

Foreign Exchange Risk

We operate subsidiaries, and are associated with licensees and affiliates operating solely in countries outside of the United States, and in currencies other than the U.S. dollar. Consequently, these operations are inherently exposed to risks associated with fluctuation in the value of the local currencies of these countries compared to the U.S. dollar. At December 31, 2005, our holdings in financial instruments, not including cash and cash equivalents, denominated in foreign currencies were immaterial.

Commodity Risk

We have exposure to the effect of limitations on supply and changes in commodity pricing relative to a variety of raw materials that we purchase and use in our operating activities, most notably, resin, fuel, pipe, fiber and concrete. We manage this risk by entering into agreements with our suppliers, as well as purchasing in bulk, when possible. We also manage this risk by continuously updating our estimation systems for bidding contracts so that we are able to price our products and services appropriately to our customers. However, we face exposure on contracts in process that have already been priced and are not subject to any cost adjustments in the contract. This exposure is potentially more significant on our longer term projects, particularly in the tunneling segment. We do not currently hold or issue derivative financial instruments for hedging purposes.

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

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Under the supervision and with the participation of Company management, including the Chief Executive Officer and Controller, an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In performing this evaluation, management employed the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.

Based on the criteria set forth in Internal Control – Integrated Framework, management, including the Company’s Chief Executive Officer and Controller, has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Company management does not expect that its system of internal control over financial reporting and procedures will prevent all misstatements due to inherent limitations. Therefore, management’s assessment provides reasonable, but not absolute, assurance that misstatements will be prevented and/or detected by the established internal control and procedures over financial reporting.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

/s/ Thomas S. Rooney, Jr.
Thomas S. Rooney, Jr. President and Chief Executive Officer

/s/ David A. Martin
David A. Martin Vice President and Controller

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of Insituform Technologies, Inc.:

We have completed integrated audits of Insituform Technologies, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Insituform Technologies, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audits of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
February 22, 2006

Insituform Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

	2005	2004	2003
Revenues	$595,282	$542,598	$487,272
Cost of revenues	478,441	443,099	384,614
Gross profit	116,841	99,499	102,658
Operating expenses	91,603	89,385	79,733
Amortization expense	1,495	1,936	1,595
Restructuring charge (Note 5)	—	—	(261)
Operating income	23,743	8,178	21,591
Other (expense) income
Interest expense	(8,465)	(9,305)	(8,235)
Interest income	2,081	1,397	1,507
Other	(698)	(185)	(2,781)
Total other expense	(7,082)	(8,093)	(9,509)
Income before taxes on income	16,661	85	12,082
Taxes (benefits) on income	4,188	(835)	6,809
Income before minority interests, equity in earnings (losses) and discontinued operations	12,473	920	5,273
Minority interests	(166)	(107)	(211)
Equity in earnings (losses) of affiliated companies	853	(216)	(434)
Income from continuing operations	13,160	597	4,628
Loss from discontinued operations, net of tax benefits of $0, $0 and $702, respectively (Note 4)	—	—	(1,103)
Net income	$13,160	$597	$3,525

Earnings per share of common stock and common stock equivalents:
Basic:
Income from continuing operations	$0.49	$0.02	$0.17
Loss from discontinued operations	—	—	(0.04)
Net income	$0.49	$0.02	$0.13
Diluted:
Income from continuing operations	$0.49	$0.02	$0.17
Loss from discontinued operations	—	—	(0.04)
Net income	$0.49	$0.02	$0.13

The accompanying notes are an integral part of the consolidated financial statements.

Insituform Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets – As of December 31, 2005 and 2004
(In thousands, except share information)

Assets	2005	2004
Current assets
Cash and cash equivalents	$77,069	$93,246
Restricted cash	5,588	1,705
Receivables, net	85,896	78,665
Retainage	33,138	25,655
Costs and estimated earnings in excess of billings	32,503	34,789
Inventories	15,536	13,339
Prepaid expenses and other assets	24,294	25,802
Total current assets	274,024	273,201
Property, plant and equipment, less accumulated depreciation	95,657	90,846
Other assets
Goodwill	131,544	131,540
Other assets	17,103	17,567
Total other assets	148,647	149,107

Total Assets	$518,328	$513,154

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt and line of credit	$18,264	$15,778
Accounts payable and accrued expenses	94,560	89,731
Billings in excess of costs and estimated earnings	14,017	12,809
Total current liabilities	126,841	118,318
Long-term debt, less current maturities	80,768	96,505
Other liabilities	5,497	6,848
Total liabilities	213,106	221,671
Minority interests	1,726	1,647

Commitments and contingencies (Note 13)	—	—

Stockholders’ equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 60,000,000; shares issued 29,294,849 and 29,174,019; shares outstanding 26,937,385 and 26,816,555	293	292
Unearned restricted stock	(937)	(1,226)
Additional paid-in capital	140,309	138,694
Retained earnings	212,085	198,925
Treasury stock, at cost – 2,357,464 shares	(51,596)	(51,596)
Accumulated other comprehensive income	3,342	4,747
Total stockholders’ equity	303,496	289,836

Total Liabilities and Stockholders’ Equity	$518,328	$513,154

The accompanying notes are an integral part of the consolidated financial statements.

Insituform Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands, except number of shares)

	Common Stock
	Shares	Amount	Unearned Restricted Stock Compensation	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
BALANCE, December 31, 2002	28,776,438	$288	-	$132,820	$194,803	$(49,745)	$(5,548)	$272,618

Net income	-	-	-	-	3,525	-	-	3,525	$3,525
Issuance of common stock upon exercise of options, including income tax benefit of $42	39,231	0	-	472	-	-	-	472	-
Restricted stock issued (See Note 9)	57,300	1	$(993)	992	-	-	-	-	-
Amortization and forfeitures of restricted stock	(28,900)	(0)	581	(491)	-	-	-	90	-
Common stock repurchased	-	-	-	-	-	(1,851)	-	(1,851)	-
Foreign currency translation adjustment	-	-	-	-	-	-	4,315	4,315	4,315
Total comprehensive income	-	-	-	-	-	-	-	-	$7,840
BALANCE, December 31, 2003	28,844,069	$288	$(412)	$133,794	$198,328	$(51,596)	$(1,233)	$279,169

Net income	-	-	-	-	597	-	-	597	$597
Issuance of common stock upon exercise of options, including income tax benefit of $382	284,750	3	-	3,959	-	-	-	3,962	-
Restricted stock issued (See Note 9)	65,000	1	(1,469)	1,468	-	-	-	-	-
Amortization and forfeitures of restricted stock	(19,800)	(0)	655	(527)	-	-	-	128	-
Foreign currency translation adjustment	-	-	-	-	-	-	5,980	5,980	5,980
Total comprehensive income	-	-	-	-	-	-	-	-	$6,577
BALANCE, December 31, 2004	29,174,019	$292	$(1,226)	$138,694	$198,925	$(51,596)	$4,747	$289,836

Net income	-	-	-	-	13,160	-	-	13,160	$13,160
Issuance of common stock upon exercise or redemption of equity compensation instruments, including tax benefit of $163	107,613	1	-	1,606	-	-	-	1,607	-
Restricted stock issued (See Note 9)	55,000	1	(806)	805	-	-	-	-	-
Amortization and forfeitures of restricted stock	(41,783)	(0)	1,095	(796)	-	-	-	298	-
Foreign currency translation adjustment	-	-	-	-	-	-	(1,405)	(1,405)	(1,405)
Total comprehensive income	-	-	-	-	-	-	-	-	$11,755
BALANCE, December 31, 2005	29,294,849	$293	$(937)	$140,309	$212,085	$(51,596)	$3,342	$303,496

The accompanying notes are an integral part of the consolidated financial statements.

Insituform Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)
	2005	2004	2003
Cash flows from operating activities:
Net income	$13,160	$597	$3,525
Loss from discontinued operations	-	-	1,103
Income from continuing operations	13,160	597	4,628
Adjustments to reconcile net income to net cash provided by operating activities, excluding the effects of acquisitions:
Depreciation	19,744	17,502	15,521
Amortization	1,495	1,936	1,595
Loss on sale of assets/investment	1,813	610	1,375
Write-off of debt issuance costs	-	226	-
Change in restricted cash related to operating activities	(3,883)	(181)	2,461
Reserve for notes receivable	-	-	1,090
Other	281	4,922	1,912
Asset impairment and restructuring charge reversed	-	-	(261)
Deferred income taxes	2,352	1,481	(1,624)
Changes in operating assets and liabilities, net of purchased businesses (Note 12)	(11,404)	15,464	5,157
Net cash provided by operating activities of continuing operations	23,558	42,557	31,854
Net cash provided by operating activities of discontinued operations	-	-	5,192
Net cash provided by operating activities	23,558	42,557	37,046

Cash flows from investing activities:
Capital expenditures	(27,081)	(35,195)	(19,929)
Proceeds from sale of fixed assets	1,296	1,904	1,365
Purchases of businesses, net of cash acquired	-	-	(7,776)
Other investing activities	(557)	(844)	-
Net cash used in investing activities	(26,342)	(34,135)	(26,340)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,243	3,580	430
Purchases of treasury stock	-	-	(1,597)
Proceeds from long-term debt	-	-	65,112
Proceeds from notes payable	6,179	-	-
Principal payments on notes payable	(3,650)	-	-
Principal payments on long-term debt and lines of credit, net	(15,779)	(18,978)	(50,224)
Changes in restricted cash related to financing activities	-	4,602	(4,602)
Deferred financing costs paid	(260)	(633)	(867)
Net cash provided by/(used in) financing activities	(12,267)	(11,429)	8,252
Effect of exchange rate changes on cash	(1,126)	2,388	3,506
Net (decrease) increase in cash and cash equivalents for the period	(16,177)	(619)	22,464
Cash and cash equivalents, beginning of year	93,246	93,865	71,401
Cash and cash equivalents, end of year	$77,069	$93,246	$93,865

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$7,759	$8,501	$7,696
Income taxes (refunded) paid, net	(5,218)	(5,117)	10,307
Noncash investing and financing activities:
Noncompete liability recovered in settlement	$-	$919	$-
Note payable recovered in settlement	-	-	(5,350)
Accrued interest recovered in settlement	-	-	557
Treasury stock recovered in settlement	-	-	254

The accompanying notes are an integral part of the consolidated financial statements.

Insituform Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS:

Insituform Technologies, Inc. (a Delaware corporation) and subsidiaries (collectively, the “Company”) is a worldwide provider of proprietary trenchless technologies for the rehabilitation and improvement of sewer, water, gas and industrial pipes. The Company’s primary technology is the Insituform® process, a proprietary cured-in-place pipeline rehabilitation process (the “Insituform CIPP Process”). Pipebursting is a non-proprietary trenchless method of dilating and replacing an old pipeline with a new high-density polyethylene pipe. The microtunneling process is a non-proprietary method of drilling a new tunnel from surface operated equipment. Sliplining is a non-proprietary method used to push or pull a new pipeline into an old one. The Company’s Tite Liner (“Tite Liner”) process is a proprietary method of lining new and existing pipe with a corrosion and abrasion resistant polyethylene pipe. The Company also engages in tunneling used in the installation of new underground services.

2. SUMMARY OF ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority-owned subsidiaries, the most significant of which is a 75%-owned United Kingdom subsidiary, Insituform Linings Plc. For contractual joint ventures, the Company recognizes revenue, costs and profits on its portion of the contract using percentage-of-completion accounting. All significant intercompany transactions and balances have been eliminated. Investments in entities in which the Company has 20% to 50% ownership are accounted for by the equity method. Certain prior period amounts have been reclassified to conform to current presentation.

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

Equity-Based Compensation

At December 31, 2005, the Company had two equity-based compensation plans under which equity-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. These plans are described in Note 9. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for stock options. See “New Accounting Pronouncements” regarding the Company’s implementation of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” effective January 1, 2006.

Stock Options

All outstanding stock options were granted at an exercise price equal to the market value of the underlying common stock on the date of grant.

Restricted Stock

Restricted shares of the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company subject to a three-year service restriction and may not be sold or transferred during the restricted period. Restricted stock compensation is recorded based on the stock price on the date of grant and charged to expense ratably through the restricted period. The expense recorded each reporting period for shares of restricted stock awarded to executive officers, which are subject to the Company’s achievement of certain pre-established performance goals in addition to the service restrictions described above, is adjusted according to the fluctuation of the Company’s common stock price. Forfeitures cause the reversal of all previous expense recorded as a reduction of current period expense. See Note 9 for further detail regarding the number of restricted shares outstanding for the years ended December 31, 2005, 2004 and 2003.

Expense (benefit) associated with grants of restricted stock and the effect of related forfeitures is presented below (in thousands):

	2005	2004	2003
Restricted stock expense	$485	$242	$147
Forfeitures	(187)	(114)	(57)
Restricted stock expense, net	298	128	90
Tax benefit	(104)	(44)	(52)
Net expense	$194	$84	$38

Deferred Stock Units

Deferred stock units are generally awarded to key executives and directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded in full on the date of grant. Deferred stock units awarded and the associated expense for the years ended December 31, 2005, 2004 and 2003 are presented in the table below (dollars in thousands):

	2005	2004	2003
Deferred stock units awarded	32,282	31,300	27,500
Deferred stock units expense	$539	$512	$433
Tax benefit	(189)	(180)	(248)
Net expense	$350	$332	$185

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” to equity-based compensation (in thousands, except per share data):

	2005	2004	2003
Net income – as reported	$13,160	$597	$3,525
Add: total equity-based compensation expense included in net income, net of related tax effects	544	416	223
Deduct: Total equity-based compensation expense determined under fair value methods for all awards, net of related tax effects	(2,307)	(2,093)	(3,259)
Pro-forma net income (loss)	$11,397	$(1,080)	$489

Basic earnings (loss) per share: As reported Pro-forma	$0.49 0.43	$0.02 (0.04)	$0.13 0.02
Diluted earnings (loss) per share: As reported Pro-forma	$0.49 0.42	$0.02 (0.04)	$0.13 0.02

For SFAS 123 disclosure purposes, the weighted average fair value of stock options is required to be based on theoretical option-pricing model such as the Black-Scholes or a binomial lattice model. In actuality, because the Company’s stock options are not traded on an exchange and are subject to vesting periods, the disclosed fair value represents only an approximation of option value based solely on historical performance.

For SFAS 148 (“Accounting for Stock-Based Compensation – Transition and Disclosure”) disclosure purposes, the equity-based compensation expense recorded in the determination of reported net income is disclosed in the table above. The pro-forma equity-based compensation expense includes the recorded expense and expense related to stock options that were determined using the fair value method.

Revenues

Revenues include construction and installation revenues that are recognized using the percentage-of-completion method of accounting in the ratio of costs incurred to estimated final costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and equipment costs. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. When estimates indicate that a loss will be incurred on a contract on completion, a provision for the expected loss is recorded in the period in which the loss becomes evident. At December 31, 2005 and 2004, the Company had provided $0.5 million and $0.7 million for expected losses on contracts. Revenues from change orders, extra work, variations in the scope of work and claims are recognized when realization is reasonably assured, and at estimated recoverable amounts.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs of $2.9 million, $2.9 million and $2.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, are included in operating expenses in the accompanying consolidated statements of income.

Taxes on Income

The Company provides for estimated income taxes payable or refundable on current year income tax returns as well as the estimated future tax effects attributable to temporary differences and carryforwards, based upon enacted tax laws and tax rates, and in accordance with Statement of Financial Accounting Standards 109, “Accounting for Income Taxes.” SFAS 109 also requires that a valuation allowance be recorded against any deferred tax assets that are not likely to be realized in the future.

Earnings Per Share

Earnings per share have been calculated using the following share information:

	2005	2004	2003
Weighted average number of common shares used for basic EPS	26,782,818	26,649,030	26,470,587
Effect of dilutive stock options, stock appreciation rights, restricted stock and deferred stock units (Note 9)	168,766	161,450	150,105
Weighted average number of common shares and dilutive potential common stock used in diluted EPS	26,951,584	26,810,480	26,620,692

Classification of Current Assets and Current Liabilities

The Company includes in current assets and current liabilities certain amounts realizable and payable under construction contracts that may extend beyond one year. The construction periods on projects undertaken by the Company generally range from one to 24 months.

Cash, Cash Equivalents and Restricted Cash

The Company classifies highly liquid investments with original maturities of 90 days or less as cash equivalents. Recorded book values are reasonable estimates of fair value for cash and cash equivalents. Restricted cash consists of payments from certain customers placed in escrow in lieu of retention in case of potential issues regarding future job performance by the Company. Restricted cash is similar to retainage and is therefore classified as a current asset, consistent with the Company’s policy on retainage.

Retainage

Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of revenue earned by the Company but held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract. Retainage is generally collected within one year of the completion of a contract, although collection can take up to two years in Europe. Retainage due after one year was approximately $0 and $3.2 million at December 31, 2005 and 2004, respectively.

Allowance for Doubtful Accounts

Management makes estimates of the uncollectibility of accounts receivable and retainage. The Company records an allowance based on specific accounts to reduce receivables, including retainage, to the amount that is expected to be collected. The specific allowances are reevaluated and adjusted as additional information is received. After all reasonable attempts to collect the receivable or retainage have been explored, the account is written off against the allowance.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value work-in-process, finished goods and construction materials. Standard cost includes direct labor, raw materials and manufacturing overhead based on normal capacity.

Long-Lived Assets

Property, plant and equipment, goodwill and other identified intangibles (primarily licenses, covenants not-to-compete and patents) are recorded at cost and, except for goodwill, are amortized on a straight-line basis over their estimated useful lives. Changes in circumstances such as technological advances, changes to the Company’s business model or changes in the Company’s capital strategy can result in the actual useful lives differing from our estimates. If the Company determines that the useful life of its property, plant and equipment or our identified intangible assets should be shortened, the Company would depreciate or amortize the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing depreciation or amortization expense.

Long-lived assets, including property, plant and equipment, and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors the Company considers important which could trigger an impairment review include:

•	significant underperformance in a region relative to expected historical or projected future operating results;
•	significant changes in the use of the assets of a region or the strategy for the region;
•	significant negative industry or economic trends;
•	significant decline in our stock price for a sustained period; and
•	market capitalization is significantly less than net book value.

Such impairment tests are based on a comparison of undiscounted cash flows to the recorded value of the asset. The estimate of cash flow is based upon, among other things, assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Goodwill

Under Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets,” the Company assesses recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Factors that could potentially trigger an impairment review include (but are not limited to):

•	significant underperformance of a segment or division relative to expected, historical or projected future operating results;
•	significant negative industry or economic trends; and
•	significant changes in the strategy for a segment or division.

In accordance with the provisions of SFAS 142, the Company calculates the fair value of its reporting units and compares such fair value to the carrying value of the reporting unit to determine if there is any indication of goodwill impairment. The Company’s reporting units consist of North American rehabilitation, European rehabilitation, tunneling and Tite Liner. To calculate reporting unit fair value, the Company utilizes a discounted cash flow analysis based upon, among other things, certain assumptions about expected future operating performance. The Company typically engages a third party valuation expert to assist in estimating reporting unit fair value. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in the Company’s weighted average cost of capital or changes in operating performance. An impairment charge will be recognized to the extent that the implied fair value of the goodwill balances for each reporting unit is less than the related carrying value. The Company did not identify any goodwill as being impaired based on management’s impairment analyses performed during 2005, 2004 and 2003. See Note 7 regarding acquired intangible assets and goodwill.

Treasury Stock

Treasury stock is accounted for at acquisition cost.

Foreign Currency Translation

Results of operations for foreign entities are translated using the average exchange rates during the period. Current assets and liabilities are translated to U.S. dollars using the exchange rates in effect at the balance sheet date, and the related translation adjustments are reported as a separate component of stockholders’ equity.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Standard No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). This standard revises the measurement, valuation and recognition of financial accounting and reporting standards for equity-based employee compensation plans contained in SFAS No. 123. The new rules require companies to expense the value of employee stock options and similar equity-based compensation awards based on fair value recognition provisions determined on the date of grant. The new standard became effective for the Company on January 1, 2006. The adoption of SFAS 123(R) by the Company on January 1, 2006 will cause the Company to expense the fair value of its employee stock options, the impact of which is currently disclosed on a pro-forma basis. In 2006, the Company estimates it will record $1.6 million ($1.0 million, net of tax) relating to the unvested portion of stock option and restricted stock awards prior to adoption, in addition to estimated expense of $2.2 million ($1.4 million, net of tax) for equity based awards granted on January 5, 2006. The Company’s after-tax equity-based compensation expense for each year in the three-year period ended December 31, 2005 is disclosed earlier in Note 2, on a pro-forma basis.

3. BUSINESS ACQUISITIONS:

In November 2003, the Company acquired the remaining interest in Ka-Te Insituform AG, a Swiss company, for approximately $2.2 million. Ka-Te Insituform did not have a material impact on 2003 operations.

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

In July 2003, the Company purchased the remaining third party minority interest in Video Injection S.A., a French company. The purchase price was $0.5 million and resulted in $0.3 million of additional goodwill.

In June 2003, the Company completed the acquisition of the business of Sewer Services Limited, a U.K. company. The acquisition, with a price of $0.4 million, resulted in an increase of $0.1 million in goodwill. Sewer Services had revenues of $2.5 million after the acquisition in 2003.

These acquisitions are not considered material, individually or in the aggregate. As a result, pro-forma information has not been presented.

4. DISCONTINUED OPERATIONS:

During the fourth quarter of 2001, the Company decided to sell certain operations that were not consistent with the Company’s strategy of providing trenchless rehabilitation and tunneling services. The Company completed the sale of these operations during 2002 and discontinued operations were substantially resolved in 2003.

At December 31, 2005 and 2004, there were no assets or liabilities related to discontinued operations. Revenues from discontinued operations were $0 in 2005 and 2004 and $2.6 million in 2003. Loss from discontinued operations was $0 in 2005 and 2004 and $1.1 million in 2003.

5. RESTRUCTURING CHARGE:

The remaining unused portion ($0.3 million) of a restructuring charge recorded in 2002 was reversed into income in the third quarter of 2003.

6. SUPPLEMENTAL BALANCE SHEET INFORMATION (in thousands):

Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31:

	2005	2004	2003

Balance, at beginning of year	$4,077	$3,008	$2,175
Charged to expense	654	1,143	2,027
Write-offs and adjustments	(1,298)	(74)	(1,194)
Balance, at end of year	$3,433	$4,077	$3,008

Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following at December 31:

	2005	2004

Costs incurred on uncompleted contracts	$529,105	$451,549
Estimated earnings to date	70,331	68,485
Subtotal	599,436	520,034
Less – Billings to date	(580,950)	(498,054)
Total	$18,486	$21,980
Included in the accompanying balance sheets:
Costs and estimated earnings in excess of billings	$32,503	$34,789
Billings in excess of costs and estimated earnings	(14,017)	(12,809)
Total	$18,486	$21,980

Costs and estimated earnings in excess of billings represent work performed that either due to contract stipulations or lacking contractual documentation needed, could not be billed. Substantially all unbilled amounts are expected to be billed and collected within one year.

Inventories

Inventories are summarized as follows at December 31:

	2005	2004

Raw materials and supplies	$1,839	$1,885
Work-in-process	3,947	3,006
Finished products	1,618	822
Construction materials	8,132	7,626
Total	$15,536	$13,339

Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	Estimated Useful Lives (Years)	2005	2004

Land and land improvements		$10,107	$9,894
Buildings and improvements	5 – 40	28,446	27,638
Machinery and equipment	4 – 10	114,670	102,781
Furniture and fixtures	3 – 10	7,159	13,194
Autos and trucks	3 – 10	40,937	33,344
Construction in progress		3,825	8,320
Subtotal		205,144	195,171
Less – Accumulated depreciation and amortization of leasehold improvements		(109,487)	(104,325)
Total		$95,657	$90,846

Other Assets

Other assets are summarized as follows at December 31:

	2005	2004

Investment in affiliates	$7,083	$6,375
License agreements	2,250	2,463
Customer relationships	1,526	1,646
Patents and trademarks	1,462	1,297
Non-compete agreements	839	1,450
Other	3,943	4,336
Total	$17,103	$17,567

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31:

	2005	2004

Accounts payable – trade	$55,154	$50,657
Estimated casualty and healthcare liabilities	20,325	19,382
Job costs	10,314	9,534
Compensation and bonus	6,126	6,640
Interest	1,838	2,256
Job loss reserves	533	715
Warranty	270	547
Total	$94,560	$89,731

Casualty Insurance and Healthcare Liabilities

The Company obtains actuarial estimates of its liabilities on a quarterly basis and adjusts its reserves accordingly. Estimated casualty insurance and healthcare benefits liabilities are summarized as follows at December 31:

	2005	2004	2003
Casualty insurance	$18,219	$16,972	$8,942
Healthcare benefits	2,106	2,410	1,679
Total	$20,325	$19,382	$10,621

7. ACQUIRED INTANGIBLE ASSETS AND GOODWILL:

In accordance with the requirements of SFAS 142, “Goodwill and Other Intangible Assets,” the Company performed annual impairment tests for goodwill in the fourth quarter of 2005 and 2004. Management retained an independent party to perform a valuation of the Company’s reporting units, which consist of North American rehabilitation, European rehabilitation, tunneling and Tite Liner, and determined that no impairment of goodwill existed.

Changes in the carrying amount of goodwill for the year ended December 31, 2005 were as follows (in thousands):

	Rehabilitation	Tunneling	Total

Balance as of December 31, 2004	$122,620	$8,920	$131,540
Foreign currency adjustment	4	-	4
Balance as of December 31, 2005	$122,624	$8,920	$131,544

Intangible assets were as follows (in thousands):

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
License agreements	$3,894	$(1,644)	$2,250
Customer relationships	1,797	(271)	1,526
Patents and trademarks	14,500	(13,038)	1,462
Non-compete agreements	3,239	(2,400)	839
Total	$23,430	$(17,353)	$6,077

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
License agreements	$4,803	$(2,340)	$2,463
Customer relationships	1,797	(151)	1,646
Patents and trademarks	13,943	(12,646)	1,297
Non-compete agreements	3,249	(1,799)	1,450
Total	$23,792	$(16,936)	$6,856

Aggregate amortization expense:
For the year ended December 31, 2005	$1,495

Estimated amortization expense:
For year ending December 31, 2006	$1,597
For year ending December 31, 2007	1,079
For year ending December 31, 2008	382
For year ending December 31, 2009	272
For year ending December 31, 2010	272

8. LONG-TERM DEBT AND LINE OF CREDIT FACILITY:

Long-term debt, line of credit and notes payable consisted of the following at December 31 (in thousands):

	2005	2004
8.88% Senior Notes, Series A, payable in $15,715 annual installments beginning February 2001 through 2007, with interest payable semiannually	$31,425	$47,140
6.54% Senior Notes, Series 2003-A, due April 24, 2013	65,000	65,000
Line of credit facility	-	-
Other notes with interest rates from 5.0% to 10.5%	2,607	143
Subtotal	99,032	112,283
Less – Current maturities and notes payable	(18,264)	(15,778)
Total	$80,768	$96,505

Principal payments required to be made for each of the next five years and thereafter are summarized as follows (in thousands):

Year	Amount
2006	$18,264
2007	15,768
2008	-
2009	-
2010	-
Thereafter	65,000
Total	$99,032

At December 31, 2005 and 2004, the estimated fair value of the Company’s long-term debt was approximately $94.3 million and $109.1 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity.

Senior Notes

Effective March 16, 2005, the Company agreed to increase the interest rate on the Series A Senior Notes from 8.63% per annum to 8.88% per annum and to increase the interest rate on the Series 2003-A Senior Notes from 6.04% per annum to 6.54% per annum, to obtain less restrictive financial covenants and waivers of defaults that existed prior to that date. The Company also paid its creditors approximately $260,000 in fees to obtain the waivers and amendments to certain covenant violations. The table below sets forth the new covenants, which became effective on March 16, 2005:

Description of Covenant	Fiscal Quarter	Amended Covenant(2,3)	Actual Ratio or Amount(2)
$110 million 8.88% Senior Notes, Series A, due February 14, 2007 and $65 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013
Fixed Charge Coverage Ratio	Fourth quarter 2005	No less than 1.75 to 1.0	2.42
	First and second quarter 2006	No less than 2.00 to 1.0	n/a
	Third quarter 2006 and thereafter	No less than 2.25 to 1.0	n/a

Ratio of consolidated indebtedness to EBIDTA(1)	Fourth quarter 2005	No greater than 3.00 to 1.0	2.14
	First quarter 2006 and thereafter	No greater than 3.00 to 1.0	n/a

Consolidated net worth(1)	First quarter 2005 and thereafter	No less than the sum of $260 million plus 50% of net income after December 31, 2004; $266.6 million required as of fourth quarter 2005	$303.5 million at December 31, 2005

Ratio of consolidated indebtedness to consolidated capitalization(1)	First quarter 2005 and thereafter	No greater than 0.45 to 1.0	0.29 at December 31, 2005

___________________

(1)  The ratios are calculated as defined in the Note Purchase Agreements, as amended, which have been incorporated into the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as exhibits 10.2 and 10.3.
(2)  The ratios for each quarter are based on rolling four-quarter calculations of profitability.
(3)  The line of credit facility with Bank of America has incorporated the amended covenants for the Series A Senior Notes and the Series 2003-A Senior Notes into the line of credit agreement. In addition, the bank required that the Company maintain a minimum cash balance of $50.0 million on a consolidated basis at all times. The Company was in compliance with the minimum cash balance covenant in 2005. See Note 15 regarding the Company’s new credit facility in 2006.

Line of Credit Facility

At December 31, 2005, the Company had $15.5 million in letters of credit issued and outstanding under a credit facility with Bank of America, $13.2 million of which was collateral for the benefit of certain of the Company’s insurance carriers and $1.0 million was collateral for work performance. The $25 million credit facility allowed the Company to borrow under a line of credit and/or through standby letters of credit. This $25 million credit facility was scheduled to mature on March 31, 2006 and has therefore been replaced with the new facility discussed in Note 15. There were no other outstanding borrowings under the line of credit facility at December 31, 2005, resulting in $12.5 million in available borrowing capacity under the line of credit facility as of that date.

During 2005, there was financing of certain annual insurance premiums in the amount of $6.2 million, of which $2.6 million remained outstanding at December 31, 2005. These notes will be repaid in full during 2006.

9. STOCKHOLDERS’ EQUITY

Equity Compensation Plans

The 2001 Employee Equity Incentive Plan (“Employee Incentive Plan”) provides for the granting to employees of stock-based awards, including (a) stock appreciation rights, (b) restricted shares of common stock, (c) performance awards, (d) stock options and (e) stock units. The maximum number of shares of common stock that currently may be issued under the Employee Incentive Plan is 2,000,000. The Employee Incentive Plan is administered by the compensation committee of the board of directors, which determines the eligibility, timing, pricing, amount, vesting and other terms and conditions of awards, including stock option awards.

The Company accounts for stock options granted under this plan in accordance with APB 25. The exercise price of each option issued under the Employee Incentive Plan equals the closing market price of the Company’s stock on the date of grant and, therefore, the Company makes no charge to earnings with respect to these options. Stock options, issued under the Employee Incentive Plan, generally vest over three years (with 25% vesting upon grant) and have an expiration date of five to ten years after the date of grant.

The Company granted 55,000, 65,000 and 57,300 restricted shares of common stock to executives and key employees during 2005, 2004 and 2003, respectively. The restrictions on grants of restricted stock expire three years after the grant date, provided that the executive’s employment continues through the restriction period. Restricted stock expense is recorded based on the stock price on the date of grant and recorded ratably throughout the restriction period. At December 31, 2005, there were 83,900 shares of restricted stock outstanding, and the Company had recorded $0.2 million in after-tax compensation expense, net of the effect of forfeitures. At December 31, 2004, there were 73,600 shares of restricted stock outstanding, and the Company had recorded $0.1 million in after-tax compensation expense during 2004, net of the effect of forfeitures. At December 31, 2003, there were 28,400 shares of restricted stock outstanding and the Company had recorded $0.1 million in compensation expense, net of the effect of forfeitures.

The 2001 Non-Employee Director Equity Incentive Plan (“Non-Employee Director Incentive Plan”), administered by the board of directors, provides for the granting of stock options and deferred stock units to non-employee directors. The total number of shares of common stock available for issuance under the Non-Employee Director Incentive Plan is 200,000. Under the terms of the Non-Employee Director Incentive Plan, each non-employee director is eligible to receive a stock option to purchase shares of common stock and/or deferred stock units each year on the date of the annual meeting of stockholders (or promptly thereafter, as determined by the board), provided that such director continues to be a non-employee director following such annual meeting.

The purchase price per share of common stock for which each stock option is exercisable is the fair market value per share of common stock on the date the option is granted. Each option granted under the Non-Employee Director Incentive Plan is fully vested and exercisable immediately, and expires not later than ten years from the date of the grant. Each deferred stock unit represents the obligation of the Company to transfer one share of common stock to the non-employee director at a future date and is fully vested at grant.

The board, based on the recommendation of the compensation committee, granted deferred stock units to each of the Company’s non-employee directors in 2005, 2004 and 2003 under the Non-Employee Director Incentive Plan in the amount of 28,100, 31,300 and 27,500 deferred stock units in 2005, 2004 and 2003, respectively. No stock options were granted to non-employee directors during such years. Following termination of the director’s service on the Company’s board due to death or a change in control, or six months after termination of the director’s service for any other reason, shares of the Company’s common stock equal to the number of deferred stock units reflected on the director’s account, will be distributed. A director may, while serving on the Company’s board, elect to defer the distribution date in annual installments over a period up to five years, beginning in the year following termination of service on the board. The Company recorded compensation expense of $0.4 million in 2005, $0.5 million in 2004 and $0.4 million in 2003 related to deferred stock unit grants to its non-employee directors.

Under the 1992 Employee Stock Option Plan and Director Stock Option Plan, the Company was authorized to grant options to its employees and directors not to exceed 2,850,000 and 1,500,000 shares of common stock, respectively. No options have been granted under the Employee Stock Option Plan or the Director Stock Option Plan since the adoption of the Employee Incentive Plan and the Non-Employee Director Incentive Plan. As of December 31, 2005, 367,343 options granted under the Employee Plan and the Director Plan remained outstanding.

In accordance with SFAS 123, the Company has estimated the fair value of each option grant using the Black-Scholes option-pricing model and has included in Note 2 a table illustrating the effect on net income and earnings per share had the Company applied the fair value recognition provisions. The following weighted average assumptions were used for the grants in 2005, 2004 and 2003, respectively: expected volatility of 44%, 60% and 61%; risk-free interest rates of 4.0%, 4.3% and 3.0%; expected lives of six, five and six years; and no dividends.

The following tables summarize information about options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$4.00 to $10.00	33,900	1.9 years	$ 8.75	33,900	$ 8.75
$10.00 to $20.00	699,560	5.3 years	14.51	372,185	14.38
$20.00 and above	648,016	5.4 years	25.51	594,002	25.95
	1,381,476			1,000,087

	2005		2004		2003
		Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding, beginning of year	1,650,558	$21.46	2,264,139	$22.23	2,150,969	$23.59
Granted	291,200	14.67	417,389	16.95	371,515	12.84
Exercised	(94,963)	13.08	(283,948)	12.61	(39,231)	11.09
Forfeited	(465,319)	24.66	(747,022)	23.99	(219,114)	21.27
Options outstanding, end of year	1,381,476	19.53	1,650,558	21.46	2,264,139	22.23
Options exercisable, end of year	1,000,087	21.06	1,204,186	23.09	1,780,230	22.82
Weighted average fair value of options granted	$6.80		$10.44		$7.53

At December 31, 2005, 802,728 and 60,600 shares of common stock were reserved for granting of awards pursuant to Employee Incentive Plan and the Non-Employee Director Incentive Plan, respectively.

Shareholders’ Rights Plan

In February 2002, the Company’s Board of Directors adopted a Shareholders’ Rights Plan. Pursuant to the Shareholders’ Rights Plan, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company’s common stock, payable to the Company’s stockholders of record as of March 13, 2002. Each right, when exercisable, entitles the holder to purchase from the Company one one-hundredth of a share of a new series of voting preferred stock, designated as Series A Junior Participating Preferred Stock, $0.10 par value, at an exercise price of $116.00 per one one-hundredth of a share.

The rights will trade in tandem with the common stock until 10 days after a “distribution event” (i.e., the announcement of an intention to acquire or the actual acquisition of 20% or more of the outstanding shares of common stock), at which time the rights would become exercisable. Upon exercise, the holders of the rights (other than the person who triggered the distribution event) will be able to purchase for the exercise price, shares of common stock (or the common stock of the entity which acquires the company) having the then market value of two times the aggregate exercise price of the rights. The rights expire on March 12, 2012, unless redeemed, exchanged or otherwise terminated at an earlier date.

10. OTHER INCOME (EXPENSE):

Other income (expense) was comprised of the following for the years ended December 31 (in thousands):

	2005	2004	2003

Loss on sale/disposal of assets	$(1,813)	$(610)	$(1,375)
Reserve for notes receivable	-	-	(1,090)
Other	1,115	425	(316)
Total	$(698)	$(185)	$(2,781)

During the fourth quarter of 2003, the Company reserved $1.1 million in notes receivable from the purchaser of certain discontinued operations.

11. TAXES ON INCOME:

Income (loss) from continuing operations before taxes on income was as follows for the years ended December 31 (in thousands):

	2005	2004	2003

Domestic	$1,066	$(8,310)	$4,097
Foreign	15,595	8,395	7,985
Total	$16,661	$85	$12,082

Provisions (benefits) for taxes on income from continuing operations consisted of the following components for the years ended December 31 (in thousands):

	2005	2004	2003
Current:
Federal	$(3,187)	$(6,778)	$3,342
Foreign	4,531	4,274	4,007
State	492	188	1,084
Subtotal	$1,836	$(2,316)	$8,433
Deferred:
Federal	$2,662	$2,735	$(1,581)
Foreign	217	(713)	(56)
State	(527)	(541)	13
Subtotal	2,352	1,481	(1,624)
Total tax provision	$4,188	$(835)	$6,809

Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes, equity in income (loss) of joint ventures and minority interests as a result of the following (dollars in thousands):

	2005	2004	2003

Income taxes at U.S. federal statutory tax rate	$5,832	$30	$4,229
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	(23)	(229)	305
Amortization of intangibles	(715)	(616)	(700)
Effect of foreign income taxes	(581)	(126)	(96)
Valuation allowance on net operating loss carryforwards (NOL)	(204)	100	747
Non-deductible meals and entertainment	200	668	1,626
Federal motor fuels excise tax credit	(322)	(686)	-
Other	1	24	698
Total tax provision	$4,188	$(835)	$6,809

Effective tax rate	25.1%	(982.4)%	56.4%

In 2003, the Company determined that additional taxes were required to be paid related to the Company’s meals and entertainment tax deductions.

Net deferred taxes consisted of the following at December 31 (in thousands):

	2005	2004
Deferred income tax assets:
Foreign tax credit carryforwards	$605	$3,234
Net operating loss carryforwards	6,467	7,686
Accrued expenses	9,437	9,291
Other	2,485	1,560
Total gross deferred income tax assets	18,994	21,771
Less valuation allowance	(4,524)	(5,014)
Net deferred income tax assets	14,470	16,757
Deferred income tax liabilities:
Property, plant and equipment	$(7,696)	$(8,849)
Other	(5,394)	(4,043)
Total deferred income tax liabilities	(13,090)	(12,892)
Net deferred income tax assets	$1,380	$3,865

The Company’s tax assets and liabilities, netted by taxing location, are in the following captions in the balance sheets (in thousands):

	2005	2004

Current deferred income tax assets, net	$3,454	$6,878
Noncurrent deferred income tax liabilities, net	(2,074)	(3,013)
Net deferred income tax assets	$1,380	$3,865

The Company’s deferred tax assets at December 31, 2005 include $6.5 million in federal, state and foreign net operating loss carryforwards. These NOLs include $2.6 million, which if not used will expire between the years 2008 and 2025, and $3.9 million that has no expiration dates. The Company also has foreign tax credit carryforwards of $0.6 million, which will begin to expire in 2011.

For financial reporting purposes, a valuation allowance of $4.5 million has been recognized, to reduce the deferred tax assets related to certain state and foreign net operating loss carryforwards, for which it is more likely than not that the related tax benefits will not be realized, due to uncertainties as to the timing and amounts of future taxable income. The valuation allowance at December 31, 2004, was $5.0 million relating to same items described above.

Management has reviewed the Company’s historical levels of taxable income, estimates of future taxable income, and expiration periods of net operating loss carryforwards and has concluded that it is more likely than not that the net deferred tax assets of $1.4 million at December 31, 2005 will be realized.

12. CHANGES IN OPERATING ASSETS:

The following are the cash flow effects of changes in operating assets, excluding the effect of acquisitions and divestitures (in thousands):

	2005	2004	2003
Receivables, net, retainage and costs and estimated earnings in excess of billings	$(15,213)	$4,460	$1,614
Inventories	(2,500)	(404)	(200)
Prepaid expenses and other assets	(6,693)	2,818	(4,605)
Accounts payable and accrued expenses	13,002	8,590	8,348
Total	$(11,404)	$15,464	$5,157

13. COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases a number of its administrative operations facilities under noncancellable operating leases expiring at various dates through 2020. In addition, the Company leases certain construction, automotive and computer equipment on a multi-year, monthly or daily basis. Rental expense in 2005, 2004 and 2003 was $19.4 million, $21.3 million and $17.6 million, respectively. Rental expense paid to a related party was $676,000, $460,000 and $510,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, the future minimum lease payments required under the noncancellable operating leases were as follows (in thousands):

Year	Minimum Lease Payments

2006	$12,981
2007	10,101
2008	7,958
2009	4,594
2010	1,127
Thereafter	1,080
Total	$37,841

Litigation

In the third quarter of 2002, an accident on an Insituform® cured-in-place-pipe (“CIPP”) process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. The Company fully cooperated with Iowa’s state OSHA in the investigation of the accident. Iowa OSHA issued a citation and notification of penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. The Company challenged Iowa OSHA’s findings, and in the fourth quarter of 2003, an administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the

Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. The Company appealed the decision of the Employment Appeal Board to the Iowa District Court for Polk County, which, in the first quarter of 2005, reduced the penalties back to $158,000. The Company appealed the decision of the Iowa District Court and, on February 8, 2006, the Company’s appeal was heard by the Iowa Court of Appeals. The Company is currently awaiting the decision of the Iowa Court of Appeals.

In July 2004, three separate civil actions were filed in the Iowa district court of Polk County with respect to the Des Moines accident. The first complaint, filed by family members and the Estate of Brian Burford on July 7, 2004, named Insituform Technologies, Inc., Insituform Technologies USA, Inc. (a wholly owned subsidiary of the Company), the City of Des Moines and 15 current or former employees of the company as defendants. The two other actions, filed on July 6, 2004 by (1) family members and the Estate of Daniel Grasshoff and (2) Michael Walkenhorst, James E. Johnson and Linda Johnson, named the City of Des Moines and the 15 current or former employees of the company as defendants, but did not name Insituform Technologies, Inc. or Insituform Technologies USA, Inc. as defendants. The complaints filed with respect to Messrs. Burford and Grasshoff alleged wrongful death, negligence, gross negligence and civil conspiracy. The complaint filed with respect to Messrs. Walkenhorst and Johnson alleged gross negligence and civil conspiracy. The Company believes that the allegations in each of the complaints are without merit and that the workers’ compensation statutes provide the exclusive remedy to the plaintiffs for the deaths and injuries that occurred as a result of the Des Moines accident. Each complaint seeks unspecified damages, including punitive damages. During May 2005 and August 2005, Insituform Technologies USA, Inc. and the Company, respectively, were dismissed from the Burford case (the only case to which they were a party). In addition, between May 2005 and August 2005, four individual defendants were dismissed from the Grasshoff, Walkenhorst and Johnson cases and eight individual defendants were dismissed from the Burford case. The initial depositions in these cases occurred during the week of January 23, 2006.

In December 2003, Environmental Infrastructure Group, L.P. (“EIG”) filed suit in the District Court of Harris County, Texas, against several defendants, including Kinsel Industries, Inc. (“Kinsel”), a wholly owned subsidiary of the Company, seeking unspecified damages. The suit alleges, among other things, that Kinsel failed to pay EIG monies due under a subcontractor agreement. In February 2004, Kinsel filed an answer, generally denying all claims, and also filed a counter-claim against EIG based upon EIG’s failure to perform work required of it under the subcontract. In June 2004, EIG amended its complaint to add the Company as an additional defendant and included a claim for lost opportunity damages. In December 2004, the Company and Kinsel filed third-party petitions against the City of Pasadena, Texas, on the one hand, and Greystar-EIG, LP, Grey General Partner, LLC and Environmental Infrastructure Management, LLC (collectively, the “Greystar Entities”), on the other hand. EIG also amended its petition to add a fraud claim against Kinsel and the Company and also requested exemplary damages. The original petition filed by EIG against Kinsel seeks damages for funds that EIG claims should have been paid to EIG on a wastewater treatment plant built for the City of Pasadena. Kinsel’s third-party petition against the City of Pasadena seeks approximately $1.4 million in damages to the extent EIG’s claims against Kinsel have merit and were appropriately requested. The third-party petition against the Greystar Entities seeks damages based upon fraudulent conveyance, alter ego and single business enterprise (the Greystar Entities are the successors-in-interest to all or substantially all of the assets of EIG, now believed to be defunct). Following the filing of the third-party petitions, the City of Pasadena filed a motion to dismiss based upon lack of jurisdiction claiming the City is protected by sovereign immunity. The trial court denied the City’s motion and the suit has been stayed pending appeal of the City’s motion, presently pending in the Court of Appeals in Corpus Christi, Texas. The Company believes that the factual allegations and legal claims made against it and Kinsel are without merit and intends to vigorously defend them.

In 1990, the Company initiated proceedings against Cat Contracting, Inc., Michigan Sewer Construction Company, Inc. and Inliner U.S.A., Inc. (subsequently renamed FirstLiner USA, Inc.), along with another party, alleging infringement of certain in-liner Company patents. In August 1999, the United States

District Court in Houston, Texas found that one of the Company’s patents was willfully infringed and awarded $9.5 million in damages. After subsequent appeals, the finding of infringement has been affirmed, but the award of damages and finding of willfulness are subject to rehearing. The Company anticipates that the court will reinstate the award of damages to the Company of at least $9.5 million, plus interest. The Company, after investigation, believes that the defendants may have viable sources to satisfy at least some portion of final judgment received by the Company. At December 31, 2005, the Company had not recorded any receivable related to this matter.

On June 3, 2005, the Company filed a lawsuit in United States District Court in Memphis, Tennessee against Per Aarsleff A/S, a publicly traded Danish company, and certain of its subsidiaries and affiliates. Since approximately 1980, Per Aarsleff and its subsidiaries held licenses for the Insituform CIPP process in various countries in Northern and Eastern Europe, Taiwan, Russia and South Africa. Per Aarsleff also is a 50% partner in the Company’s German joint venture and a 25% partner in the Company’s manufacturing company in Great Britain. The Company’s lawsuit seeks, among other things, monetary damages in an unspecified amount for the breach by Per Aarsleff of its license and implied license agreements with the Company and for royalties owed by Per Aarsleff under the license and implied license agreements. At December 31, 2005, excluding the effects of the claims specified in the lawsuit, Per Aarsleff owed the Company approximately $0.5 million related to royalties due under the various license and implied license agreements based upon royalty reports prepared and submitted by Per Aarsleff. The Company believes that these receivables are fully collectible at this time. At December 31, 2005, the Company had not recorded any receivable related to this lawsuit.

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

Under the Company’s “Contractor Rework” special endorsement to its primary comprehensive general liability insurance policy, the Company filed a claim with its primary insurance carrier relative to rework of the Boston project. The carrier has paid the Company the primary coverage of $1.0 million, less a $250,000 deductible, in satisfaction of its obligations under the policy.

The Company’s excess comprehensive general liability insurance coverage is in an amount far greater than the estimated costs associated with the liner removal and re-installation. The Company believes the “Contractor Rework” special endorsement applies to the excess insurance coverage; it has already incurred costs in excess of the primary coverage and it noticed its excess carrier of the claim in 2003. The excess insurance carrier denied coverage in writing without referencing the “Contractor Rework” special endorsement, and subsequently indicated that it did not believe that the “Contractor Rework” special endorsement applied to the excess insurance coverage.

In March 2004, the Company filed a lawsuit in United States District Court in Boston, Massachusetts against its excess insurance carrier for such carrier’s failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage. The excess insurance carrier filed an answer in response. In March 2005, the Court granted the Company’s motion for summary judgment, concluding that the Company’s policy with its excess insurance carrier provided coverage for costs associated with the rework of the Boston project in excess of the primary comprehensive general liability insurance policy. The excess insurance carrier has filed a motion for reconsideration of the court’s order, and the Company has filed a motion opposing the excess insurance carrier’s motion for reconsideration. The parties are awaiting a decision by the Court.

During the second quarter of 2005, the Company, in consultation with outside legal counsel, determined that the likelihood of recovery from the excess insurance carrier is probable and that the amount of such recovery is estimable. An insurance claims expert retained by the Company’s outside legal counsel reviewed the documentation produced with respect to the claim and, based on this review, provided the Company with an estimate of the costs that have been sufficiently documented and substantiated. The excess insurance carrier’s financial viability also was investigated during this period and was determined to have a strong rating of A+ with the leading insurance industry rating service. Based on these factors, the favorable court decision in March 2005 and the acknowledgement of coverage and payment from the Company’s primary insurance carrier, the Company believes that recovery from the excess insurance carrier is both probable and estimable and recorded a receivable in the amount of $6.1 million in connection with the Boston project in the second quarter of 2005. The impact of the Boston remediation on the Company’s results for the year ended December 31, 2005 was approximately $3.9 million (of which $0.4 million is pre-judgment interest income), which reflects a $6.3 million receivable (inclusive of pre-judgment interest income) less $2.4 million of additional costs for the rework performed during the second and third quarters of 2005.

Department of Justice Investigation

During 2005, the Company incurred approximately $0.9 million in costs in responding to two United States government subpoenas relating to the investigation of alleged public corruption and bid rigging in the Birmingham, Alabama metropolitan area during the period from 1997 to 2003. The Company has produced hundreds of thousands of documents in an effort to comply with these subpoenas, which the Company believes were issued to most, if not all, sewer repair contractors and engineering firms which had public sewer projects in the Birmingham area. A number of indictments of public officials, contractors, engineers and contracting and engineering companies were announced in February and July of 2005, including the indictment of a joint venture partner of the Company. The Company has been advised by the government that it is not considered a target of the investigation at this time. The investigation is ongoing and the Company may have to continue to incur substantial costs in complying with its obligations in connection with the investigation. The Company has been fully cooperative throughout the investigation.

Other Litigation

The Company is involved in certain other litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such other litigation will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Retirement Plans

Substantially all of the Company’s employees are eligible to participate in the Company’s sponsored defined contribution savings plan, which is a qualified plan under the requirements of Section 401(k) of the Internal Revenue Code. Total Company contributions to the domestic plan were $2.1 million, $1.9 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In addition, certain foreign subsidiaries maintain various other defined contribution retirement plans. Company contributions to such plans for the years ended December 31, 2005, 2004 and 2003 were $1.1 million, $1.0 million and $0.6 million, respectively.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at December 31, 2005 on its consolidated balance sheet.

14.  SEGMENT AND GEOGRAPHIC INFORMATION:

The Company has three operating segments: rehabilitation; tunneling; and Tite Liner. The segments were determined based upon the types of products sold by each segment and each is regularly reviewed and evaluated separately. The rehabilitation segment provides trenchless methods of rehabilitating sewers, pipelines and other conduits using a variety of technologies including the Insituform CIPP Process, pipebursting and microtunneling. The tunneling segment engages in tunneling used in the installation of new underground services, large diameter microtunneling and sliplining. The Tite Liner segment provides a method of lining new and existing pipe with a corrosion and abrasion resistant polyethylene pipe. These operating segments represent strategic business units that offer distinct products and services and serve different markets.

The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating income.

There were no customers which accounted for more than 10% of the Company’s revenues during any year in the three-year period ended December 31, 2005.

Financial information by segment was as follows at December 31 (in thousands):

	2005	2004	2003
Revenues:
Rehabilitation	$445,072	$409,408	$366,690
Tunneling	111,687	108,729	100,020
Tite Liner	38,523	24,461	20,562
Total revenues	$595,282	$542,598	$487,272
Operating income (loss):
Rehabilitation	$34,310	$17,132	$14,465
Tunneling	(16,907)	(13,208)	3,956
Tite Liner	6,340	4,254	3,170
Total operating income	$23,743	$8,178	$21,591
Total assets:
Rehabilitation	$345,893	$301,006	$300,198
Tunneling	63,253	73,822	68,494
Tite Liner	15,255	9,349	4,906
Corporate	93,927	124,644	133,499
Discontinued	-	-	1,263
Total assets	$518,328	$508,821	$508,360

Capital expenditures:
Rehabilitation	$19,571	$22,002	$10,482
Tunneling	2,434	8,549	7,005
Tite Liner	527	1,322	1,051
Corporate	4,549	3,322	1,391
Total capital expenditures	$27,081	$35,195	$19,929

Depreciation and amortization:
Rehabilitation	$13,266	$12,278	$10,146
Tunneling	4,867	4,099	3,811
Tite Liner	818	797	1,280
Corporate	2,288	2,264	1,879
Total depreciation and amortization	$21,239	$19,438	$17,116

During 2005, the tunneling segment was adversely impacted by the continuation of a few large projects on which margins were written down in late 2004. A large project in Chicago, Illinois experienced further margin deterioration in 2005 of $5.7 million and is now expected to finish with a loss. The entire estimated loss was recorded during 2005. In addition, negative gross margin adjustments of $6.8 million (net of estimated claims recovery of $2.7 million) on two other significant projects were experienced during 2005. All three of the aforementioned projects are expected to be completed in the first half of 2006.

At December 31, 2005, our tunneling operation had approximately $16.0 million in outstanding claims against third parties relating to, among other things, differing site conditions and defective specifications. Of this amount, $6.4 million had been recorded to income through the end of 2005. In accordance with our accounting policies, we record a claim to income when the realization of the claim is reasonably assured, and we can estimate a recoverable amount.

During 2005, we increased our efforts regarding tunneling claims and are aggressively pursuing all outstanding claims, either through discussions and/or negotiations with our clients, alternative dispute resolution proceedings or, if necessary, litigation. During 2005, we recognized $4.6 million in tunneling claims ($5.5 million net of reserves for certain doubtful receivables and claims from counterparties of $0.9 million) compared to $1.7 million during 2004.

During 2005, rehabilitation gross profit was favorably impacted by a claim receivable from our excess general liability insurance carrier that was recorded in the second quarter of this year. The favorable impact to gross profit was $3.9 million. See Note 13 – “ Commitments and Contingencies” for further discussion of this claim receivable.

During 2004, the tunneling segment experienced significant negative gross margin adjustments on one large tunneling project in the amount of $11.0 million, $7.3 million of which occurred in the fourth quarter. During the third quarter of 2004, the Company recorded a downward adjustment to the gross margin on this project of $3.7 million.

Financial information by geographic area was as follows at December 31 (in thousands):

	2005	2004	2003
Revenues:
United States	$462,541	$439,618	$401,174
Canada	31,169	25,595	22,767
Europe	89,716	75,914	59,535
Other foreign	11,856	1,471	3,796
Total revenues	$595,282	$542,598	$487,272
Operating income:
United States	$8,289	$946	$13,525
Canada	5,296	4,005	3,327
Europe	8,734	3,271	4,306
Other foreign	1,424	(44)	433
Total operating income	$23,743	$8,178	$21,591
Long-lived assets:
United States	$91,692	$88,442	$80,641
Canada	2,292	2,066	2,330
Europe	17,993	17,230	15,664
Other foreign	783	675	839
Total long-lived assets	$112,760	$108,413	$99,474

15. SUBSEQUENT EVENTS:

In February 2006, the Company entered into a new agreement with Bank of America, N.A. pursuant to which the Company procured a new revolving credit facility, which provides a borrowing capacity of $35 million, any portion of which may be used for the issuance of standby letters of credit. The credit facility requires the Company to pay interest at variable rates based on, among other things, the Company’s consolidated leverage ratio. The Company is also required to pay the bank a quarterly fee on the unused portion of the credit facility. The credit facility is subject to the same restrictive covenants and default provisions as the Company’s Series A Senior Notes and the Series 2003-A Senior Notes. The new facility does not require a minimum cash balance. In addition, the Company also agreed to comply with various other requirements, including financial reporting requirements, as well as a requirement to maintain its principal depository account at Bank of America, N.A. The new credit facility matures on April 30, 2008.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(In thousands, except per share data)

	First	Second	Third	Fourth(1)
Year ended December 31, 2005
Revenues	$136,277	$157,841	$155,213	$145,951
Gross profit	26,099	28,223	32,850	29,669
Operating income	2,641	5,484	9,459	6,159
Net income	400	2,735	5,760	4,265
Basic earnings per share:	0.01	0.10	0.21	0.16
Diluted earnings per share:	0.01	0.10	0.21	0.16

Year ended December 31, 2004:
Revenues	$127,914	$142,434	$144,821	$127,429
Gross profit	25,367	30,564	30,276	13,292
Operating income (loss)	3,375	7,590	8,075	(10,862)
Net income (loss)	502	3,156	3,526	(6,587)
Basic earnings per share:	0.02	0.12	0.13	(0.25)
Diluted earnings per share:	0.02	0.12	0.13	(0.25)
____________________

(1)	See Note 14 for a description of issues experienced in the tunneling segment in 2005 and 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Controller (Principal Financial and Accounting Officer), had conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. Based on their evaluation, the Chief Executive Officer and Controller have concluded that our disclosure controls were effective at December 31, 2005.

We maintain internal controls and procedures designed to ensure that we are able to collect the information subject to required disclosure in reports we file with the United States Securities and Exchange Commission (the “SEC”), and to process, summarize and disclose this information within the time specified by the rules set forth by the SEC.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2005. Our independent registered public accounting firm attested to, and reported on, this report. Their attestation report, along with management’s report, are included in Item 8 of this report under the captions entitled “Report of Independent Registered Public Accounting Firm” and “Management’s Report on Internal Control Over Financial Reporting,” respectively, and are incorporated herein by reference.

There were changes in the our internal control over financial reporting that occurred during the year ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During 2005, and up to the date of this filing, enhancements of internal control took place, specifically in the tunneling segment, as follows:

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

PART III

Item 10. Directors and Executive Officers of the Registrant

For information concerning this item, see “Item 4A. Executive Officers of the Registrant” and the proxy statement to be filed with respect to the 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”), which information is incorporated herein by reference.

Item 11. Executive Compensation

For information concerning this item, see the 2006 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information concerning this item, see the 2006 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

For information concerning this item, see the 2006 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

For information concerning this item, see the 2006 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)          1. Financial Statements:

The consolidated financial statements filed in this Annual Report on Form 10-K are listed in the Index to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” which information is incorporated herein by reference.

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
Dated: February 23, 2006	INSITUFORM TECHNOLOGIES, INC.

By: /s/ Thomas S. Rooney, Jr.
Thomas S. Rooney, Jr.
President and Chief Executive Officer

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint Thomas S. Rooney, Jr. and David F. Morris as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas S. Rooney, Jr.	Principal Executive Officer and	February 23, 2006
Thomas S. Rooney, Jr.	Director

/s/ David A. Martin	Principal Financial and	February 23, 2006
David A. Martin	Accounting Officer

/s/ Alfred L. Woods	Director	February 23, 2006
Alfred L. Woods

/s/ Stephen P. Cortinovis	Director	February 23, 2006
Stephen P. Cortinovis

/s/ Stephanie A. Cuskley	Director	February 23, 2006
Stephanie A. Cuskley

/s/ John P. Dubinsky	Director	February 23, 2006
John P. Dubinsky

/s/ Juanita H. Hinshaw	Director	February 23, 2006
Juanita H. Hinshaw

/s/ Alfred T. McNeill	Director	February 23, 2006
Alfred T. McNeill

/s/ Sheldon Weinig	Director	February 23, 2006
Sheldon Weinig

Index to Exhibits (1,2)

3.1
Restated Certificate of Incorporation of the Company, as amended through April 27, 2005 (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed on March 24, 2005 in connection with the 2005 annual meeting of stockholders), and Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated By-Laws of the Company, as amended through October 25, 2005 (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K dated and filed October 31, 2005).

4
Rights Agreement dated as of February 26, 2002 between Insituform Technologies, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A dated March 8, 2002).

10.1
Second Amended and Restated Credit Agreement (the “Credit Agreement”) dated as of February 17, 2006 between the Company and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuing Lender (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated and filed February 21, 2006).

10.2
Note Purchase Agreements (the “Note Purchase Agreements”) dated as of February 14, 1997 among the Company and, respectively, each of the lenders (the “Noteholders”) listed therein (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K for the year ended December 31, 1996), as amended by First Amendment to the Note Purchase Agreements dated as of August 20, 1997 (incorporated by reference to Exhibit 10(a) to the quarterly report on Form 10-Q for the quarter ended September 30, 1997), as further amended by Second Amendment dated as of March 30, 2000 to Note Purchase Agreements (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended March 31, 2000), as further amended by Third Amendment dated as of February 28, 2003 to Note Purchase Agreements (incorporated by reference to Exhibit 10.2 to the annual report on Form 10-K for the year ended December 31, 2002), as further amended by Fourth Amendment dated as of March 12, 2004 (incorporated by reference to Exhibit 10.2 to the annual report on Form 10-K for the year ended December 31, 2003), as further amended by Fifth Amendment dated as of March 16, 2005 (incorporated by reference to Exhibit 10.2 to the annual report on Form 10-K for the year ended December 31, 2004).

10.3
Note Purchase Agreement (the “Note Purchase Agreement”) dated as of April 24, 2003 among the Company and each of the lenders listed therein (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003), as further amended by First Amendment dated as of March 12, 2004 (incorporated by reference to Exhibit 10.3 to the annual report on Form 10-K for the year ended December 31, 2003), as further amended by Second Amendment dated as of March 16, 2005 (incorporated by reference to Exhibit 10.3 to the annual report on Form 10-K for the year ended December 31, 2004).

10.4
Master Guaranty dated as of February 17, 2006 by those subsidiaries of the Company named therein (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K dated and filed February 21, 2006).

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

10.9
Employment Letter dated December 23, 2004 between the Company and David F. Morris (incorporated by reference to Exhibit 10.9 to the annual report on Form 10-K for the year ended December 31, 2004). (3)

10.10	Employment Letter dated May 2, 2005 between the Company and Thomas E. Vossman (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated and filed May 4, 2005). (3)

10.11
Letter Agreement dated March 1, 2004 between the Company and Robert W. Affholder (incorporated by reference to Exhibit 10.15 to the annual report on Form 10-K for the year ended December 31, 2003). (3)

10.12
Resin Purchase Agreement dated as of March 29, 2005 by and between the Company and AOC, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated and filed April 4, 2005), as amended by First Amendment to Resin Purchase Agreement entered into as of August 17, 2005 and effective as of July 15, 2005 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated and filed August 19, 2005).

10.13	2006 Management Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K dated and filed January 11, 2006). (3)

10.14	1992 Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.11 to the annual report on Form 10-K for the year ended December 31, 1999). (3)

10.15	1992 Director Stock Option Plan of the Company (incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K for the year ended December 31, 1999). (3)

10.16
Amended and Restated 2001 Employee Equity Incentive Plan (incorporated by reference to Appendix C to the definitive proxy statement on Schedule 14A filed on April 16, 2003 in connection with the 2003 annual meeting of stockholders). (3)

10.17
Amended and Restated 2001 Non-Employee Director Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed on April 16, 2003 in connection with the 2003 annual meeting of stockholders). (3)

10.18	Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2001). (3)

10.19
Senior Management Voluntary Deferred Compensation Plan of the Company (incorporated by reference to Exhibit 10.19 to the annual report on Form 10-K for the year ended December 31, 1998), as amended by First Amendment thereto dated as of October 25, 2000 (incorporated by reference to Exhibit 10.15 to the annual report on Form 10-K for the year ended December 31, 2000), as further amended by Second Amendment to Senior Management Voluntary Deferred Compensation Plan dated as of December 21, 2005, filed herewith, as further amended by Third Amendment to Senior Management Voluntary Deferred Compensation Plan dated as of January 5, 2006 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K dated and filed January 11, 2006). (3)

10.20	Form of Directors’ Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2002). (3)

21	Subsidiaries of the Company, filed herewith.

23	Consent of PricewaterhouseCoopers LLP, filed herewith.

24	Power of Attorney (set forth on signature page).

31.1	Certification of Thomas S. Rooney, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Thomas S. Rooney, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
__________________________

(1)	The Company’s current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.
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