Form 10-Q
period 2006-03-31
INSITUFORM TECHNOLOGIES INC
filed 2006-04-28
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended  March 31, 2006

Commission file number  0-10786

Insituform Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3032158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

702 Spirit 40 Park Drive, Chesterfield, Missouri 63005-1195

(Address of Principal Executive Offices)

(636) 530-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated ☐    Accelerated ☑    Non-accelerated ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2006
Class A Common Stock, $.01 par value	27,176,273 Shares

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months
	Ended March 31,
	2006	2005

Revenues	$143,564	$136,277
Cost of revenues	114,899	110,178
Gross profit	28,665	26,099
Operating expenses	22,887	23,458
Operating income	5,778	2,641
Other (expense) income:
Interest expense	(1,809)	(2,167)
Interest income	518	291
Other	133	45
Total other expense	(1,158)	(1,831)
Income before taxes on income	4,620	810
Taxes on income	1,594	283
Income before minority interests and equity in earnings	3,026	527
Minority interests	(27)	(40)
Equity in earnings (losses) of affiliated companies	35	(87)
Net income	$3,034	$400

Basic earnings per share	$0.11	$0.01

Diluted earnings per share	$0.11	$0.01

See accompanying notes to consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	March 31, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$64,148	$77,069
Restricted cash	6,512	5,588
Receivables, net	84,516	85,896
Retainage	33,806	33,138
Costs and estimated earnings in excess of billings	39,647	32,503
Inventories	18,989	15,536
Prepaid expenses and other assets	23,579	24,294
Total current assets	271,197	274,024
Property, plant, and equipment, less accumulated depreciation	93,170	95,657
Other assets
Goodwill	131,536	131,544
Other assets	15,774	17,103
Total other assets	147,310	148,647
Total Assets	$511,677	$518,328

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$16,646	$18,264
Accounts payable and accrued expenses	94,110	94,560
Billings in excess of costs and estimated earnings	15,680	14,017
Total current liabilities	126,436	126,841
Long-term debt, less current maturities	65,055	80,768
Other liabilities	5,102	5,497
Total liabilities	196,593	213,106
Minority interests	1,759	1,726

Commitments and contingencies (Note 7)	-	-

Stockholders’ equity
Preferred stock, undesignated, $.10 par - shares authorized
2,000,000; none outstanding	-	-
Common stock, $.01 par - shares authorized 60,000,000;
shares issued 29,531,573 and 29,294,849;
shares outstanding 27,174,109 and 26,937,385	295	293
Unearned restricted stock	(1,703)	(937)
Additional paid-in capital	147,417	140,309
Retained earnings	215,119	212,085
Treasury stock - 2,357,464 shares	(51,596)	(51,596)
Accumulated other comprehensive income	3,793	3,342
Total stockholders’ equity	313,325	303,496

Total Liabilities and Stockholders’ Equity	$511,677	$518,328

See accompanying notes to consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months
	Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$3,034	$400
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	5,059	4,573
Amortization	307	423
Deferred income taxes	(575)	4
Equity-based compensation expense	1,420	84
Other	1,652	84
Change in restricted cash related to operating activities	(925)	(96)
Changes in operating assets and liabilities:
Receivables, including costs and estimated earnings in excess of billings	(6,030)	(15,067)
Inventories	(3,451)	(2,824)
Prepaid expenses and other assets	832	159
Accounts payable and accrued expenses	951	(741)
Net cash provided by (used in) operating activities	2,274	(13,001)

Cash flows from investing activities:
Capital expenditures	(3,383)	(7,631)
Proceeds from sale of fixed assets	250	33
Liquidation of life insurance cash surrender value	1,423	-
Net cash used in investing activities	(1,710)	(7,598)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,012	26
Additional tax benefit from stock option exercises recorded in
additional paid in capital	625	-
Principal payments on long-term debt	(15,726)	(15,738)
Principal payments on notes payable	(1,606)	-
Deferred financing charges paid	(103)	(260)
Net cash used in financing activities	(13,798)	(15,972)
Effect of exchange rate changes on cash	313	(1,178)
Net decrease in cash and cash equivalents for the period	(12,921)	(37,749)
Cash and cash equivalents, beginning of period	77,069	93,246
Cash and cash equivalents, end of period	$64,148	$55,497

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,418	$2,037
Income taxes, net	1,796	583

See accompanying notes to consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006

1.	GENERAL

In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s unaudited consolidated balance sheets as of March 31, 2006 and December 31, 2005 and the unaudited consolidated statements of income and cash flows for the three months ended March 31, 2006 and 2005. The financial statements have been prepared in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be read in conjunction with the financial statements and the footnotes included in the Company’s 2005 Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to current presentation.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	EQUITY-BASED COMPENSATION

At March 31, 2006, the Company had two active equity-based compensation plans under which equity-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. There were 2.2 million shares authorized for issuance under these plans. At March 31, 2006, 552,976 shares remain available for future issuance under these plans.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. This standard revised the measurement, valuation and recognition of financial accounting and reporting standards for equity-based compensation plans contained in SFAS No. 123, Accounting for Stock Based Compensation. The new standard requires companies to expense the value of employee stock options and similar equity-based compensation awards based on fair value recognition provisions determined on the date of grant.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard on January 1, 2006, the effective date of the standard for the Company. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company will continue to include tabular, pro forma disclosures in accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, for all periods prior to January 1, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for the Black-Scholes model. Volatility and expected term assumptions are based on the Company’s historical experience. The risk-free rate is based on a U.S. treasury note with a maturity similar to the option award’s expected term. The assumptions for volatility, expected term, dividend yield and risk-free rate are presented in the table below:

2006
Volatility	41.7%
Expected term (years)	4.8
Dividend yield	0.0%
Risk-free rate	4.3%

Restricted Stock

Restricted shares of the Company’s Class A common stock are awarded from time to time to the executive officers and certain key employees of the Company subject to a three-year service restriction, and may not be sold or transferred during the restricted period. Restricted stock compensation is recorded based on the stock price on the grant date and charged to expense ratably through the restriction period. Forfeitures cause the reversal of all previous expense recorded as a reduction of current period expense. The following table summarizes information about restricted stock activity during the period ended March 31, 2006:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2005	83,900	$16.64
Granted	50,800	19.41
Vested	-	-
Forfeited	-	-
Outstanding at March 31, 2006	134,700	$17.68

Expense (benefit) associated with grants of restricted stock and the effect of related forfeitures is presented below (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Restricted stock expense	$211	$55
Forfeitures	-	(61)
Restricted stock expense (benefit), net	211	(6)
Tax (benefit) expense	(82)	2
Net expense (benefit)	$129	$(4)

Unrecognized pretax expense of $1.7 million related to restricted stock awards is expected to be recognized over the weighted average remaining service period of 2.1 years for awards outstanding at March 31, 2006.

Deferred Stock Units

Deferred stock units are generally awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded in full on the date of grant. There were no deferred stock units awarded in the first quarter of 2006. In the first quarter of 2005, there were 4,182 deferred stock units awarded, resulting in $90,000 of pretax expense ($58,000 of after tax expense). The following table summarizes information about deferred stock units activity during the period ended March 31, 2006:

	Deferred Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	78,432	$16.39
Granted	-	-
Shares distributed	(3,200)	15.56
Forfeited/Expired	-	-
Outstanding at March 31, 2006	75,232	$16.42

Stock Options

All stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. A summary of option activity for the first quarter of 2006 follows:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
Range of	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Term (Yrs)	Price	Value	Exercisable	Price	Value
$4.00 to $10.00	29,400	1.6	$8.75	$524,790	29,400	$8.75	$524,790
$10.01 to $20.00	832,896	5.8	16.36	8,530,348	338,184	15.38	3,795,641
$20.00 and above	580,120	5.3	25.56	1,220,280	528,120	26.05	906,200
Total Outstanding	1,442,416	5.5	$19.90	$10,275,418	895,704	$21.45	$5,226,631

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,381,476	$19.53
Granted	316,000	19.41
Exercised	(182,724)	16.48
Forfeited/Expired	(72,336)	19.21
Outstanding at March 31, 2006	1,442,416	$19.90	5.5	$10,275,418
Exercisable at March 31, 2006	895,704	$21.45	5.1	$5,226,631

The intrinsic values above are based on the Company’s closing stock price of $26.60 on March 31, 2006. The weighted-average grant-date fair value of options granted during the first quarter of 2006 was $8.13. There were no stock option awards in the first quarter of 2005. In the first quarter of 2006, the Company collected $3.0 million for option exercises that had a total intrinsic value of $1.8 million. The Company recorded a tax benefit from stock option exercises of $0.6 million in additional paid in capital on the consolidated balance sheet and as a cash flow from financing activities on the consolidated statements of cash flow. In the first quarter of 2006, the Company recorded pretax expense of $1.2 million ($0.7 million after-tax) related to stock option awards. Unrecognized pretax expense of $2.6 million related to stock options is expected to be recognized over the weighted average remaining service period of 1.3 years for awards outstanding at March 31, 2006.

Prior Year Equity Compensation Expense

Prior to January 1, 2006, the Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options. The exercise price of each option issued under the Employee Incentive Plan equaled the closing market price of the Company’s stock on the date of grant and, therefore, the Company took no charge to earnings with respect to options prior to January 1, 2006. The following table illustrates the effect on net income and earnings per share in the first quarter of 2005 had the Company applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to equity-based compensation (in thousands, except per-share data):

Three Months Ended March 31, 2005
Net income, as reported	$400
Add: Total equity-based compensation expense included in net income, net of related tax benefits	54
Deduct: Total equity-based compensation expense determined under fair value method for all awards, net of related tax effects	(387)
Pro forma net income	$67

Basic earnings per share as reported:	$0.01
Basic earnings per share pro forma:	0.00

Diluted earnings per share as reported:	$0.01
Diluted earnings per share pro forma:	0.00

In accordance with SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the equity-based compensation expense recorded in the determination of reported net income is disclosed in the table above. The pro forma equity-based compensation expense includes the recorded expense and the expense related to stock options that was determined using the fair value method.

3.    COMPREHENSIVE INCOME

For the quarters ended March 31, 2006 and 2005, comprehensive income was $3.5 million and $0.3 million, respectively. The Company’s adjustment to net income to calculate comprehensive income consisted solely of cumulative foreign currency translation adjustments of $0.5 million and $(0.1) million for the quarters ended March 31, 2006 and 2005, respectively.

4.    SHARE INFORMATION

Earnings per share have been calculated using the following share information:

	Three Months Ended March 31,
	2006	2005
Weighted average number of common shares
used for basic EPS	26,918,383	26,744,588
Effect of dilutive stock options, restricted stock,
and deferred stock units (Note 2)	428,263	173,223
Weighted average number of common shares
and dilutive potential common stock used in dilutive EPS	27,346,646	26,917,811

5.    SEGMENT REPORTING

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

Financial information by segment was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenues:
Rehabilitation	$111,658	$105,228
Tunneling	19,384	23,949
Tite Liner®	12,522	7,100
Total revenues	$143,564	$136,277

Gross profit (loss):
Rehabilitation	$25,334	$23,807
Tunneling	(616)	265
Tite Liner®	3,947	2,027
Total gross profit	$28,665	$26,099

Operating income (loss):
Rehabilitation	$6,460	$5,122
Tunneling	(3,029)	(3,399)
Tite Liner®	2,347	918
Total operating income	$5,778	$2,641

Rehabilitation gross profit includes the benefit of a $1.2 million claim relating to unanticipated job costs of $0.7 million incurred in the first quarter of 2006 and $0.5 million incurred in the fourth quarter of 2005. In accordance with our accounting policies, we record a claim to income when the realization of the claim is reasonably assured, and we can estimate a recoverable amount.

Tunneling’s results in the first quarter of 2005 include the continuation of projects that encountered unfavorable gross margin developments in the fourth quarter of 2004, along with production delays and productivity issues that occurred during the first quarter of 2005. Partially offsetting the unfavorable experience was the recognition of $0.7 million in contract claims receivable, which related to additional costs incurred in prior work due to unanticipated site conditions or costs.

Tunneling’s loss in the first quarter of 2006 includes a benefit related to a favorable adjustment from our large project in Chicago, Illinois, which is in the final stage of completion. The benefit of $0.9 million was primarily related to amounts previously reserved for expected contingencies that did not occur. However, this benefit was offset by the other problematic projects that are nearing completion, but continued to contribute to tunneling’s losses. In addition, due to low backlog, tunneling’s results in the first quarter of 2006 were adversely affected by underutilized equipment costs (primarily equipment lease expenses) of $1.9 million compared to $0.8 million in the first quarter of 2005.

At March 31, 2006, the tunneling segment had approximately $16.0 million in outstanding claims against third parties relating to, among other things, differing site conditions and defective specifications. Of this amount, $5.9 million had been recorded to income through March 31, 2006. No tunneling claims were recorded to income in the first quarter of 2006. In accordance with our accounting policies, we record a claim to income when the realization of the claim is reasonably assured, and we can estimate a recoverable amount.

The following summarizes revenues, gross profit and operating income by geographic region (in thousands):

	Three Months Ended March 31,

	2006	2005
Revenues:
United States	$113,331	$109,032
Canada	9,073	6,524
Europe	17,085	20,328
Other foreign	4,075	393
Total Revenues	$143,564	$136,277

Gross Profit:
United States	$20,992	$19,055
Canada	2,993	2,033
Europe	3,657	4,904
Other foreign	1,023	107
Total Gross Profit	$28,665	$26,099

Operating income (loss):
United States	$4,235	$1,610
Canada	1,617	936
Europe	(703)	166
Other foreign	629	(71)
Total Operating Income	$5,778	$2,641

6.    ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets include license agreements, customer relationships, patents and trademarks, and non-compete agreements. Intangible assets at March 31, 2006 were as follows (in thousands):

	As of March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
License agreements	$3,894	$(1,688)	$2,206
Customer relationships	1,797	(301)	1,496
Patents and trademarks	14,500	(13,109)	1,391
Non-compete agreements	3,239	(2,562)	677
Total	$23,430	$(17,660)	$5,770

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
License agreements	$3,894	$(1,644)	$2,250
Customer relationships	1,797	(271)	1,526
Patents and trademarks	14,500	(13,038)	1,462
Non-compete agreements	3,239	(2,400)	839
Total	$23,430	$(17,353)	$6,077

Amortization expense for the three months ended March 31, 2006 and 2005 and estimated amortization expense for the next five years are as follows ($ in thousands):

	Quarter Ended March 31,
	2006	2005
Aggregate amortization expense	$307	$423

Estimated amortization expense:
For year ending December 31, 2006	$1,228
For year ending December 31, 2007	1,079
For year ending December 31, 2008	382
For year ending December 31, 2009	272
For year ending December 31, 2010	272

7.    COMMITMENTS AND CONTINGENCIES

Litigation

In the third quarter of 2002, an accident on an Insituform® cured-in-place-pipe (“CIPP”) process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. The Company fully cooperated with Iowa’s state OSHA in the investigation of the accident. Iowa OSHA issued a citation and notification of penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. The Company challenged Iowa OSHA’s findings, and in the fourth quarter of 2003, an administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. The Company appealed the decision of the Employment Appeal Board to the Iowa District Court for Polk County, which, in the first quarter of 2005, reduced the penalties back to $158,000. The Company appealed the decision of the Iowa District Court and, on February 8, 2006, the Company’s appeal was heard by the Iowa Court of Appeals. On March 17, 2006, the Court of Appeals issued its opinion, vacating all citations issued under the general industry standards (all citations except two serious citations) and reducing total penalties against the Company to

$4,500. Iowa OSHA has filed a petition for further review to the Iowa Supreme Court, and the Company has filed a resistance to the petition. In April 2006, the Iowa Supreme Court advised the parties that it will review Iowa OSHA’s petition on or before May 16, 2006.

In July 2004, three separate civil actions were filed in the Iowa district court of Polk County with respect to the Des Moines accident. The first complaint, filed by family members and the Estate of Brian Burford on July 7, 2004, named Insituform Technologies, Inc., Insituform Technologies USA, Inc. (a wholly owned subsidiary of the Company), the City of Des Moines and 15 current or former employees of the Company as defendants. The two other actions, filed on July 6, 2004 by (1) family members and the Estate of Daniel Grasshoff and (2) Michael Walkenhorst, James E. Johnson and Linda Johnson, named the City of Des Moines and the 15 current or former employees of the Company as defendants, but did not name Insituform Technologies, Inc. or Insituform Technologies USA, Inc. as defendants. The complaints filed with respect to Messrs. Burford and Grasshoff alleged wrongful death, negligence, gross negligence and civil conspiracy. The complaint filed with respect to Messrs. Walkenhorst and Johnson alleged gross negligence and civil conspiracy. The Company believes that the allegations in each of the complaints are without merit and that the workers’ compensation statutes provide the exclusive remedy to the plaintiffs for the deaths and injuries that occurred as a result of the Des Moines accident. Each complaint seeks unspecified damages, including punitive damages. During May 2005 and August 2005, Insituform Technologies USA, Inc. and the Company, respectively, were dismissed from the Burford case (the only case to which they were a party). In addition, between May 2005 and August 2005, four individual defendants were dismissed from the Grasshoff, Walkenhorst and Johnson cases and eight individual defendants were dismissed from the Burford case. The initial depositions in these cases occurred during the week of January 23, 2006. On April 10, 2006, the City of Des Moines filed a motion for summary judgment, seeking to be dismissed from the three lawsuits. On April 11, 2006, the attorneys for Walkenhorst and Johnson filed a motion seeking to add the Company as a party to their clients’ lawsuit. The Company will vigorously oppose that motion.

In December 2003, Environmental Infrastructure Group, L.P. (“EIG”) filed suit in the District Court of Harris County, Texas, against several defendants, including Kinsel Industries, Inc. (“Kinsel”), a wholly owned subsidiary of the Company, seeking unspecified damages. The suit alleges, among other things, that Kinsel failed to pay EIG monies due under a subcontractor agreement. In February 2004, Kinsel filed an answer, generally denying all claims, and also filed a counter-claim against EIG based upon EIG’s failure to perform work required of it under the subcontract. In June 2004, EIG amended its complaint to add the Company as an additional defendant and included a claim for lost opportunity damages. In December 2004, the Company and Kinsel filed third-party petitions against the City of Pasadena, Texas, on the one hand, and Greystar-EIG, LP, Grey General Partner, LLC and Environmental Infrastructure Management, LLC (collectively, the “Greystar Entities”), on the other hand. EIG also amended its petition to add a fraud claim against Kinsel and the Company and also requested exemplary damages. The original petition filed by EIG against Kinsel seeks damages for funds that EIG claims should have been paid to EIG on a wastewater treatment plant built for the City of Pasadena. Kinsel’s third-party petition against the City of Pasadena seeks approximately $1.4 million in damages to the extent EIG’s claims against Kinsel have merit and were appropriately requested. The third-party petition against the Greystar Entities seeks damages based upon fraudulent conveyance, alter ego and single business enterprise (the Greystar Entities are the successors-in-interest to all or substantially all of the assets of EIG, now believed to be defunct). Following the filing of the third-party petitions, the City of Pasadena filed a motion to dismiss based upon lack of jurisdiction claiming the City is protected by sovereign immunity. The trial court denied the City’s motion and the suit was stayed pending appeal of the City’s motion to the Court of Appeals in Corpus Christi, Texas. On March 16, 2006, the Texas Court of Appeals affirmed the trial court’s denial of the City’s motion. The City has until April 30, 2006 to appeal that decision to the Texas Supreme Court. The Company believes that the factual allegations and legal claims made against it and Kinsel are without merit and intends to vigorously defend them.

In 1990, the Company initiated proceedings against Cat Contracting, Inc., Michigan Sewer Construction Company, Inc. and Inliner U.S.A., Inc. (subsequently renamed FirstLiner USA, Inc.), along with another party, alleging infringement of certain in-liner Company patents. In August 1999, the United States District Court in Houston, Texas found that one of the Company’s patents was willfully infringed and awarded $9.5 million in damages. After subsequent appeals, the finding of infringement has been affirmed, but the award of damages and finding of willfulness are subject to rehearing. The Company anticipates that the court will reinstate the award of damages to the Company of at least $9.5 million, plus interest. The Company, after investigation, believes that the defendants may have viable sources to satisfy at least some portion of final judgment received by the Company. The parties engaged in a three-day trial on March 14-16, 2006. The trial did not finish, but will resume in the next couple of months. At March 31, 2006, the Company had not recorded any receivable related to this matter.

On June 3, 2005, the Company filed a lawsuit in United States District Court in Memphis, Tennessee against Per Aarsleff A/S, a publicly traded Danish company, and certain of its subsidiaries and affiliates. Since approximately 1980, Per

Aarsleff and its subsidiaries held licenses for the Insituform CIPP process in various countries in Northern and Eastern Europe, Taiwan, Russia and South Africa. Per Aarsleff also is a 50% partner in the Company’s German joint venture and a 25% partner in the Company’s manufacturing company in Great Britain. The Company’s lawsuit seeks, among other things, monetary damages in an unspecified amount for the breach by Per Aarsleff of its license and implied license agreements with the Company and for royalties owed by Per Aarsleff under the license and implied license agreements. In March 2006, Per Aarsleff’s 50% owned Taiwanese subsidiary (“PIEC”) filed a motion for summary judgment, claiming that the Company’s patents had expired in Taiwan. PIEC also filed a counterclaim seeking to recover payments paid to the Company on the same grounds. The Company has filed responses to PIEC’s motion and the issues have been submitted to the Court. At March 31, 2006, excluding the effects of the claim specified in the lawsuit, Per Aarsleff owed the Company approximately $0.5 million related to royalties due under the various license and implied license agreements based upon royalty reports prepared and submitted by Per Aarsleff. The Company believes that these receivables are fully collectible at this time. At March 31, 2006, the Company had not recorded any receivable related to this lawsuit.

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

The Company’s excess comprehensive general liability insurance coverage is in an amount far greater than the estimated costs associated with the liner removal and re-installation. The Company believes the “Contractor Rework” special endorsement applies to the excess insurance coverage; it has already incurred costs in excess of the primary coverage and it notified its excess carrier of the claim in 2003. The excess insurance carrier denied coverage in writing without referencing the “Contractor Rework” special endorsement, and subsequently indicated that it did not believe that the “Contractor Rework” special endorsement applied to the excess insurance coverage.

In March 2004, the Company filed a lawsuit in United States District Court in Boston, Massachusetts against its excess insurance carrier for such carrier’s failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage. In March 2005, the Court granted the Company’s motion for summary judgment, concluding that the Company’s policy with its excess insurance carrier provided coverage for costs associated with the rework of the Boston project in excess of the primary comprehensive general liability insurance policy. The excess insurance carrier has filed a motion for reconsideration of the court’s order, and the Company has filed a motion opposing the excess insurance carrier’s motion for reconsideration and presenting evidence that the underlying primary carrier has paid its limit of liability.

During the second quarter of 2005, the Company, in consultation with outside legal counsel, determined that the likelihood of recovery from the excess insurance carrier is probable and that the amount of such recovery is estimable. An insurance claims expert retained by the Company’s outside legal counsel reviewed the documentation produced with respect to the claim and, based on this review, provided the Company with an estimate of the costs that have been sufficiently documented and substantiated. The excess insurance carrier’s financial viability also was investigated during this period and was determined to have a strong rating of A+ with the leading insurance industry rating service. Based on these factors, the favorable court decision in March 2005 and the acknowledgement of coverage and payment from the Company’s primary insurance carrier, the Company believes that recovery from the excess insurance carrier is both probable and estimable and recorded a receivable in the amount of $6.1 million in connection with the Boston project in the second quarter of 2005. The impact of the Boston remediation on the Company’s results for the year ended December 31, 2005 was approximately $3.9 million (of which $0.4 million is pre-judgment interest income), which reflects the $6.3 million receivable less the $2.4 million of additional estimated costs accrued for the rework performed during the second and third quarters of 2005. During the first quarter of 2006, $0.1 million of additional pre-judgment interest income was recorded, and the total receivable balance was $6.4 million at March 31, 2006.

Department of Justice Investigation

The Company has incurred costs in responding to two United States government subpoenas relating to the investigation of alleged public corruption and bid rigging in the Birmingham, Alabama metropolitan area during the period from 1997 to 2003. The Company has produced hundreds of thousands of documents in an effort to fully comply with these subpoenas, which the Company believes were issued to most, if not all, sewer repair contractors and engineering firms which had public sewer projects in the Birmingham area. Indictments of public officials, contractors, engineers and contracting and engineering companies were announced in February and July of 2005, including the indictment of a joint venture partner of the Company. The Company has been advised by the government that it is not considered a target of the investigation at this time. The investigation is ongoing and the Company may have to continue to incur substantial costs in complying with its obligations in connection with the investigation. The Company has been fully cooperative throughout the investigation.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at March 31, 2006 on its consolidated balance sheet.

8.    FINANCINGS

In February 2006, the Company entered into a new agreement with Bank of America, N.A. pursuant to which the Company procured a new revolving credit facility, which provides a borrowing capacity of $35 million, any portion of which may be used for the issuance of standby letters of credit. The credit facility requires the Company to pay interest at variable rates based on, among other things, the Company’s consolidated leverage ratio. The Company is also required to pay the bank a quarterly fee on the unused portion of the credit facility. The credit facility is subject to the same restrictive covenants and default provisions as the Company’s Series A Senior Notes and the Series 2003-A Senior Notes. The new facility does not require a minimum cash balance, as was required under the Company’s previous credit facility. In addition, the Company also agreed to comply with various other requirements, including financial reporting requirements, as well as a requirement to maintain its principal depository account at Bank of America, N.A. The new credit facility matures on April 30, 2008.

At March 31, 2006, the Company was in compliance with its debt covenants, and expects to maintain compliance throughout 2006 and beyond. The table below sets forth the Company’s debt covenants:

Description of Covenant	Fiscal Quarter	Amended Covenant(2)	Actual Ratio or Amount(2)
$110 million 8.88% Senior Notes, Series A, due February 14, 2007 and $65 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013
Fixed Charge Coverage Ratio	First quarter 2006	No less than 2.00 to 1.0	2.68
	Second quarter 2006	No less than 2.00 to 1.0	n/a
	Third quarter 2006	No less than 2.25 to 1.0	n/a
	Fourth quarter 2006	No less than 2.25 to 1.0	n/a
	First quarter 2007 and thereafter	No less than 2.50 to 1.0	n/a

Ratio of consolidated indebtedness to EBITDA(1)		No greater than 3.00 to 1.0	1.63

Consolidated net worth(1)		No less than the sum of $260 million plus 50% of net income after December 31, 2004; $268.1 million required as of first quarter 2006	313.3 million at March 31, 2006

Ratio of consolidated indebtedness to consolidated capitalization(1)		No greater than 0.45 to 1.0	0.24 at March 31, 2006

__________________________________________

(1)  The ratios are calculated as defined in the Note Purchase Agreements, as amended, which have been incorporated into the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as exhibits 10.2 and 10.3.
(2)  The ratios for each quarter are based on rolling four-quarter calculations of profitability.

9.    NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 for discussion of the Company’s adoption of SFAS No. 123(R), Share-Based Payment, on January 1, 2006.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”). See discussion of our critical accounting policies in our 2005 Annual Report; there have been no changes to these policies during the first quarter of 2006.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-Q contains various forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that are based on information currently available to the management of Insituform Technologies, Inc. and on management’s beliefs and assumptions. When used in this document, the words “anticipate,” “estimate,” “believe,” “plan,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties and include among others, our belief with respect to estimated and anticipated costs to complete ongoing projects, our belief that our documentation will substantiate contract claim conditions, our expectation with respect to the completion dates of ongoing projects, our belief of the amounts we may recover for pending tunneling claims, our intention to obtain work that is comparable with our tunneling operation’s core competency, our belief with respect to anticipated levels of operating expenses, our belief that we have adequate resources and liquidity to fund future cash requirements and debt repayments and our expectation with respect to the anticipated growth of our businesses. Our actual results may vary materially from those anticipated, estimated or projected due to a number of factors, such as the competitive environment for our products and services, the availability and pricing of raw materials and transportation used in our operations, increased competition upon expiration of our patents or the inadequacy of one or more of our patents to protect our operations, the geographical distribution and mix of our work, our ability to attract business at acceptable margins, foreseeable and unforeseeable issues in projects that make it difficult or impossible to meet projected margins, the timely award or cancellation of projects, our ability to maintain adequate insurance coverage for our business activities, political circumstances impeding the progress of work, our ability to remain in compliance with the financial covenants included in our financing documents, the regulatory environment, weather conditions, the outcome of our pending litigation, our ability to enter new markets and other factors set forth in reports and other documents filed by us with the Securities and Exchange Commission from time to time. We do not assume a duty to update forward-looking statements. Please use caution and do not place reliance on forward-looking statements.

EXECUTIVE SUMMARY

Insituform Technologies is a worldwide company specializing in trenchless technologies to rehabilitate, replace, maintain and install underground pipes. We have three principal operating segments: rehabilitation, tunneling, and Tite Liner®. These segments have been determined based on the types of products sold, and each is reviewed and evaluated separately. While we use a variety of trenchless technologies, the Insituform® cured-in-place-pipe (“CIPP”) process contributed 70% of our revenues in the first quarter of 2006.

Revenues are generated principally in the United States, Canada, the United Kingdom, the Netherlands, France, Belgium, Spain, Switzerland and Chile, and include product sales and royalties from several joint ventures in Europe, and unaffiliated licensees and sub-licensees throughout the world. The United States remains our single largest market, representing approximately 79% of total revenue in the first quarter of 2006. See Note 5 to the consolidated financial statements for additional segment information and disclosures.

RESULTS OF OPERATIONS - Three Months Ended March 31, 2006 and 2005

Key financial data for the first quarter of 2006 compared to the first quarter of 2005 is as follows (dollars in thousands):

	Quarter Ended March 31, 2006
Segment	Revenues	Gross Profit	Gross Profit Margin	Operating Expense	Operating Income/(Loss)	Operating Income/(Loss)Percentage
Rehabilitation	$111,658	$25,334	22.7%	$18,874	$6,460	5.8%
Tunneling	19,384	(616)	-3.2	2,413	(3,029)	-15.6
Tite Liner®	12,522	3,947	31.5	1,600	2,347	18.7
TOTAL	$143,564	$28,665	20.0%	$22,887	$5,778	4.0%

	Quarter Ended March 31, 2005
Segment	Revenues	Gross Profit	Gross Profit Margin	Operating Expense	Operating Income/(Loss)	Operating Income/(Loss)Percentage
Rehabilitation	$105,228	$23,807	22.6%	$18,685	$5,122	4.9%
Tunneling	23,949	265	1.1	3,664	(3,399)	-14.2
Tite Liner®	7,100	2,027	28.5	1,109	918	12.9
TOTAL	$136,277	$26,099	19.2%	$23,458	$2,641	1.9%

The following table summarizes the increases (decreases) in key financial data for the quarter ended March 31, 2006 as compared with the same period in 2005 (dollars in thousands):

	Quarter Ended
	March 31, 2006 vs. 2005
	Total	Percentage
	Increase	Increase
	(Decrease)	(Decrease)
All Segments
Revenues	$7,287	5.3%
Gross profit	2,566	9.8
Operating expenses	(571)	-2.4
Operating income	3,137	118.8

Rehabilitation
Revenues	6,430	6.1
Gross profit	1,527	6.4
Operating expenses	189	1.0
Operating income	1,338	26.1

Tunneling
Revenues	(4,565)	-19.1
Gross profit	(881)	-332.5
Operating expenses	(1,251)	-34.1
Operating income	370	-10.9

Tite Liner®
Revenues	5,422	76.4
Gross profit	1,920	94.7
Operating expenses	491	44.3
Operating income	1,429	155.7

Interest Expense and Taxes
Interest expense	(358)	-16.5
Taxes on income	1,311	463.3

Overview

Consolidated earnings were $2.6 million higher in the first quarter of 2006 compared to the first quarter of 2005 due to stronger revenues in our rehabilitation business, stronger revenues and gross margins in our Tite Liner® business, and a favorable adjustment from our large tunneling project in Chicago, Illinois. Higher volume in the rehabilitation segment contributed to higher gross profit, with gross margin percentages essentially the same as the first quarter of 2005 at nearly 23%. Our Tite Liner® business also experienced increased volume, but with improved gross margin percentages, at 31.5% in the first quarter of 2006 compared to 28.5% in the first quarter of 2005, due to improved margins worldwide, particularly in Canada and South America, as a result of efficiencies gained from increased volume. While tunneling benefited from the favorable Chicago project closeout, the tunneling business continued to post losses due to other problem projects that are nearing completion, coupled with significant underutilized equipment expense.

Consolidated operating expenses were $0.6 million lower in the first quarter of 2006 compared to the first quarter of 2005, primarily due to slightly lower corporate overhead, lower tunneling administrative costs and expense reductions associated with our August 2005 operational realignment of our North American rehabilitation business units, which was intended to improve gross margins and lower operating costs. This decrease in operating expense occurred despite an increase in compensation expense resulting from new accounting rules regarding stock options, which added $1.2 million to operating expenses in the first quarter of 2006.

Rehabilitation Segment

Revenues
Revenues increased by 6.1% in the first quarter of 2006 compared to the first quarter of 2005 due primarily to higher backlog, improved crew productivity, and a larger proportion of medium- and large-diameter projects. Contract backlog was $22.9 million higher at the beginning of the first quarter of 2006 compared to the beginning of the first quarter of 2005. In the past, we have expanded crew capacity to accommodate higher backlog. However, with crew productivity improvements, we have been able to handle the higher level of backlog and generate more revenue with fewer crews in the first quarter of 2006 compared to the first quarter of 2005. The mix of work performed in the first quarter of 2006 included a greater proportion of medium- and large-diameter projects that generate more revenue than small-diameter projects. The revenue gains came primarily from North American CIPP operations, while our operations in Europe declined due to low workable backlog, particularly in France and Switzerland.

Gross Profit and Margin
Rehabilitation gross profit increased by 6.4% in the first quarter of 2006 compared to the first quarter of 2005, primarily due to the increase in revenue. Gross profit margin percentage was essentially unchanged at 22.7% and 22.6% in the first quarters of 2006 and 2005, respectively. Raw material commodity prices, particularly resin, were higher in the first quarter of 2006 compared to the first quarter of 2005. Medium- and large-diameter work requires a larger proportion of materials, principally resin, which has driven material costs up. However, efficiencies gained in manufacturing and logistics, along with improved crew productivity, have enabled us to maintain our gross margin percentages. Gross profit also includes the benefit of a $1.2 million claim relating to unanticipated job costs of $0.7 million incurred in the first quarter of 2006 and $0.5 million incurred in the fourth quarter of 2005. In accordance with our accounting policies, we record a claim to income when the realization of the claim is reasonably assured, and we can estimate a recoverable amount.

Gross profit in Europe fell by $1.1 million in the first quarter of 2006 compared to the first quarter of 2005 due primarily to lower backlog in France and Switzerland, which led to crew inefficiencies. These backlog shortfalls should be short-term in nature, but could lead to lower revenue and gross profit in 2006.

It is expected that our costs for transportation and certain raw materials, particularly resin, may continue to rise along with the global increase in oil prices. We have the ability to pass such raw material and fuel price increases through to our customers to the extent that we have short-term contracts. However, on some longer-term contracts that contain fixed pricing, we may not have the ability to pass through such costs.

Operating Expenses
Rehabilitation operating expenses increased slightly in the first quarter of 2006 compared to the first quarter of 2005. Lower corporate overhead and an operational realignment of our North American rehabilitation business units in August 2005 have controlled growth in our operating expenses, but investments continue to be made in project management and sales. As a result, operating expenses have decreased to 16.9% as a percentage of revenue in the first quarter of 2006 compared to 17.8% in the first quarter of 2005. We expect that operating expenses, as a percentage of revenue, will remain lower than year-ago levels through 2006.

Operating Income and Margin
Higher revenues, improved crew productivity and controlled operating expenses resulted in a 26.1% increase in operating income in the first quarter of 2006 compared to the first quarter of 2005. Operating margin, which is operating income as a percentage of revenue, improved to 5.8% in the first quarter of 2006 compared to 4.9% in the first quarter of 2005.

Tunneling Segment

Revenues
Tunneling’s revenues were down by 19.1% in the first quarter of 2006 compared to the first quarter of 2005 due to lower backlog. The implementation of a more selective bidding strategy resulted in lower backlog at the beginning of the first quarter of 2006 compared to the first quarter of 2005. The combination of management’s focus on completing existing jobs and the more selective bidding strategy has caused backlog to decrease sharply over the last several quarters. In consideration of the time lag between a winning bid and the commencement of a project, revenue is expected to remain below year-ago levels for most, if not all, of 2006.

Gross Profit and Margin
Tunneling posted a loss in the first quarter of 2006 of $0.6 million compared to a gross profit of $0.3 million in the first quarter of 2005. During the first quarter of 2006, a large project in Chicago, Illinois came to the final stages of completion, and we realized a benefit to gross profit of $0.9 million, most of which related to amounts previously reserved for expected contingencies, including rain, that did not occur. This benefit was offset by a number of problematic loss projects in California that are nearing completion, but continue to contribute to losses in the tunneling segment of our business. In addition, due to the low level of backlog, gross profit also was adversely affected by underutilized equipment. Underutilized equipment costs (primarily equipment lease expenses) were $1.9 million in the first quarter of 2006 compared to $0.8 million in the first quarter of 2005. We continue to explore alternatives to reduce the level of equipment to fit the tunneling operation’s ongoing business model.

Some of the problems experienced by a number of projects now nearing completion may have related claims that could benefit gross profit in future periods. At March 31, 2006, our tunneling operation had approximately $16.0 million in outstanding claims against third parties relating to, among other things, differing site conditions and defective specifications. Of this amount, $5.9 million had been recorded to income through March 31, 2006. No claims were recognized into gross profit in the first quarter of 2006. In accordance with our accounting policies, we record a claim to income when the realization of the claim is reasonably assured, and we can estimate a recoverable amount.

During 2005, and continuing into 2006, we increased our efforts regarding tunneling claims and are aggressively pursuing all outstanding claims, either through discussions and/or negotiations with our clients, alternative dispute resolution proceedings or, if necessary, litigation.

While we believe our tunneling operation will return to profitability, to the extent additional losses persist, we may have exposure to the recovery of our goodwill of $8.9 million associated with the tunneling segment.

Operating Expenses
Operating expenses decreased 34.1% in the first quarter of 2006 compared to the first quarter of 2005 due to reductions in administrative staffing and related costs to adjust to a lower operating base. In addition, allocated corporate costs necessary to support the business also decreased. Operating expenses as a percentage of revenue were 12.4% in the first quarter of 2006 compared to 15.3% in the first quarter of 2005.

Operating Income and Margin
Tunneling’s operating loss narrowed by 10.9% during the first quarter of 2006 compared to the first quarter of 2005 due primarily to lower operating expenses. Operating margin was a negative 15.6% in the first quarter of 2006 compared to a negative 14.2% in the first quarter of 2005.

Tite Liner® Segment

Revenues
Tite Liner® revenues increased by 76.4% in the first quarter of 2006 compared to the first quarter of 2005, due primarily to higher backlog and an increased volume of business in South America and other international markets. Contract backlog in the Tite Liner® segment was $11.6 million higher at the beginning of the first quarter of 2006 compared to the beginning of the first quarter of 2005. Tite Liner’s® revenues from South American operations were $3.6 million higher during the first quarter of 2006 compared to the first quarter of 2005, while revenues from North American (U.S. and Canada) operations increased by $1.8 million in the first quarter of 2006 compared to the first quarter of 2005 due primarily to a market driven by high oil and other commodity prices.

As oil and other commodity prices remain high from a historical perspective, the business for Tite Liner® should remain strong. We also are pursuing new markets for business worldwide, including potable water.

Gross Profit and Margin
Tite Liner’s® gross profit increased by 94.7% in the first quarter of 2006 compared to the first quarter of 2005 due to higher revenues, as noted previously, and higher gross profit margin percentages. Tite Liner’s® gross margin percentages were 31.5% and 28.5% in the first quarters of 2006 and 2005, respectively. The higher margins in the first quarter of 2006 are due to improved margins worldwide, particularly in Canada and South America, as a result of efficiencies gained from increased volume.

Operating Expenses
Operating expenses in the Tite Liner® business were 44.3% higher in the first quarter of 2006 compared to the first quarter of 2005 due primarily to additional staffing hired and additional corporate expenses allocated to support business growth. However, as a percentage of revenue, operating expenses were 12.8% of revenues in the first quarter of 2006 compared to 15.6% in the first quarter of 2005. Operating expenses will likely be higher in 2006 compared to 2005 due to an expected higher level of revenue. However, operating expenses, as a percentage of revenue, are expected to be lower in 2006 compared to 2005.

Operating Income and Margin
Operating income increased by 155.7% in the first quarter of 2006 compared to the first quarter of 2005 due to the factors described previously. The operating margin was 18.7% in the first quarter of 2006 compared to 12.9% in the first quarter of 2005.

INTEREST EXPENSE

Interest expense declined approximately $0.4 million in the first quarter of 2006 compared to the first quarter of 2005 due to the following factors:

Impact in
2006
(in thousands)
Debt principal amortization - Series A Notes	$(349)
Increased rates due to debt amendments on March 16, 2005	84
Other	(93)
Total	$(358)

TAXES ON INCOME

Taxes on income increased in the first quarter of 2006 compared to the first quarter of 2005 due primarily to higher pretax income. Our effective tax rate for the first quarter of 2006 was 34.5% compared to 34.9% in the first quarter of 2005.

CONTRACT BACKLOG

Contract backlog is our expectation of revenues to be generated from received, signed and uncompleted contracts whose cancellation is not anticipated at the time of reporting. Contract backlog excludes any term contract amounts for which there is not specific and determinable work released and projects where we have been advised that we are the low bidder, but have not formally been awarded the contract. The following table sets forth our consolidated backlog by segment:

Backlog	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
(in millions)
Rehabilitation	$216.2	$213.3	$207.8	$202.8	$181.4
Tunneling	50.2	66.3	83.6	113.4	99.5
Tite Liner®	20.1	20.2	10.7	12.8	13.2
Total	$286.5	$299.8	$302.1	$329.0	$294.1

The dollar amount of the backlog is not necessarily indicative of future earnings relative to the performance of such work. Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Equivalents

	March 31, 2006	December 31, 2005
	(in thousands)
Cash and cash equivalents	$64,148	$77,069
Cash restricted - in escrow	6,512	5,588

Sources and Uses of Cash
We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt servicing and investments. Our primary source of cash is operating activities. Besides operating activities, we occasionally borrow under our line of credit to fund operating activities, including working capital investments. Information regarding our cash flows for the three-month periods ended March 31, 2006 and 2005 is further discussed below and is presented in our consolidated statements of cash flows contained in this report.

Cash Flows from Operating Activities
Operating activities provided $2.3 million in the first quarter of 2006 compared to $13.0 million used in the first quarter of 2005. Changes in operating assets and liabilities used $7.7 million in the first quarter of 2006 compared to $18.5 million in the same period last year. Compared to December 31, 2005, accounts receivable, including retainage and costs and estimated earnings in excess of billings (unbilled receivables), increased by $6.0 million, inventories increased by $3.5 million and accounts payable increased by $1.0 million. The increases in receivables, inventories and payables were due to the growth in revenue. Depreciation was marginally higher in the first quarter of 2006 compared to the first quarter of 2005 due to a higher level of fixed assets. Equity based compensation, a non-cash expense, increased significantly to $1.4 million in the first quarter of 2006 due to the implementation of new accounting rules that require the recording of expense for equity based compensation awards. See Note 2 to the consolidated financial statements contained in this report for a discussion of our implementation of these accounting rules.

Cash Flows from Investing Activities
Cash used by investing activities included $3.4 million in capital expenditures partially offset by $0.3 million of proceeds received from the sale of fixed assets and $1.4 million provided by the conversion of permanent life insurance policies on former employees to cash during the first quarter of 2006. Capital expenditures were primarily for equipment used for our steam-inversion process and replacement of older equipment, primarily in the United States. This compares to $7.6 million spent on capital expenditures in the first quarter of 2005, which related to higher expenditures for replacement of older equipment, real estate and crew expansion.

Cash Flows from Financing Activities
Cash used in financing activities primarily included our regularly scheduled Senior Note amortization payment of $15.7 million. In addition, we repaid $1.6 million on notes payable and paid $0.1 million in financing fees related to our new credit facility obtained in February 2006. We received $3.0 million from option exercises during the first quarter, as our stock price rose to its highest level in several years. We also recorded $0.6 million for additional tax benefit from the exercise of stock options during the first quarter of 2006, which was recorded in additional paid in capital on our consolidated balance sheet.

We borrowed an aggregate of $7.0 million on our credit facility to fund operating activities in the first quarter of 2006. These amounts were repaid by March 31, 2006, and there have been no further borrowings subsequent to March 31, 2006.

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

DISCLOSURE OF FINANCIAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We have entered into various financial obligations and commitments in the course of our ongoing operations and financing strategies. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities or from commercial arrangements that are directly supported by related revenue-producing activities. Commercial commitments represent contingent obligations, which become payable only if certain pre-defined events were to occur, such as funding financial guarantees. See Note 7 to the consolidated financial statements contained in this report for further discussion.

The following table provides a summary of our financial obligations and commercial commitments as of March 31, 2006 (in thousands). This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases.

Payments Due by Period
Cash Obligations(1)(3)	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$81,646	$936	$15,710	$-	$-	$-	$65,000
Interest on long-term debt	33,279	4,949	4,949	4,251	4,251	4,251	10,628
Line of credit facility(2)	-	-	-	-	-	-	-
Operating leases	36,444	10,171	10,479	8,763	4,760	1,278	993
Total contractual cash obligations	$151,369	$16,056	$31,138	$13,014	$9,011	$5,529	$76,621

(1)	Cash obligations are not discounted. See Notes 7 and 8 to the consolidated financial statements contained in this report regarding commitments and contingencies and financings, respectively.
(2)
As of March 31, 2006, there was no borrowing balance on the $35.0 million credit facility, and therefore, there was no applicable interest rate as the rates are determined on the borrowing date. The available balance was $19.5 million, and the commitment fee was 0.225%. The remaining $15.5 million was used for non-interest bearing letters of credit, $14.5 million of which were collateral for insurance and $1.0 million for work performance. We generally use the credit facility for short-term borrowings and disclose amounts outstanding as a current liability.

(3)	A resin supply contract with one of our vendors is excluded from this table. See “Market Risk - Commodity Risk” under Item 3 of this report for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

We use various structures for the financing of operating equipment, including borrowing, operating and capital leases, and sale-leaseback arrangements. All debt, including the discounted value of future minimum lease payments under capital lease arrangements, is presented in the balance sheet. Our future commitments under operating lease arrangements were $36.4 million at March 31, 2006. We also have exposure under performance guarantees by contractual joint ventures and indemnification of the surety. However, we have never experienced any material adverse effects to our consolidated financial position, results of operations or cash flows relative to these arrangements. All foreign joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 7 to consolidated financial statements regarding commitments and contingencies.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at March 31, 2006 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt. The fair value of our long-term debt, including current maturities and the amount outstanding on the line of credit facility, approximated its carrying value at March 31, 2006. Market risk was estimated to be $2.7 million as the potential increase in fair value resulting from a hypothetical 10% decrease in our debt specific borrowing rates at March 31, 2006.

Foreign Exchange Risk

We operate subsidiaries, and are associated with licensees and affiliates operating solely in countries outside of the United States, and in currencies other than the U.S. dollar. Consequently, these operations are inherently exposed to risks associated with fluctuation in the value of the local currencies of these countries compared to the U.S. dollar. At March 31, 2006, our holdings in financial instruments, not including cash and cash equivalents, denominated in foreign currencies were immaterial.

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

We entered into a resin supply contract effective March 29, 2005, for the purchase and sale of certain proprietary resins we use in our North American operations. The contract provides for the exclusive sale of our proprietary resins by the vendor to us or to third parties that we designate. The contract has an initial term from March 29, 2005 until December 31, 2007, and shall renew for successive 12-month periods until the contract is terminated by either party upon 180-days’ prior written notice to the other party with an effective termination date of the end of the contract term.

ITEM 4. CONTROLS AND PROCEDURES

Our company’s management, with the participation of the CEO and Controller, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. Based on this evaluation, the chief executive officer and controller have concluded that our disclosure controls were effective at March 31, 2006.

We maintain internal controls and procedures designed to ensure that we are able to collect the information subject to required disclosure in reports we file with the United States Securities and Exchange Commission, and to process, summarize and disclose this information within the time specified by the rules set forth by the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the third quarter of 2002, an accident on an Insituform CIPP Process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. We fully cooperated with Iowa’s state OSHA in the investigation of the accident. Iowa OSHA issued a Citation and Notification of Penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. We challenged Iowa OSHA’s findings, and in the fourth quarter of 2003, an administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. We appealed the decision of the Employment Appeal Board to the Iowa District Court for Polk County, which, in the first quarter of 2005, reduced the penalties back to $158,000. We appealed the decision of the Iowa District Court and, on February 8, 2006, our appeal was heard by the Iowa Court of Appeals. On March 17, 2006, the Court of Appeals issued its opinion, vacating all citations issued under the general industry standards (all citations except two serious citations) and reducing total penalties to $4,500. Iowa OSHA has filed a petition for further review to the Iowa Supreme Court, and we have filed a resistance to the petition. In April 2006, the Iowa Supreme Court advised the parties that it will review Iowa OSHA’s petition on or before May 16, 2006.

In July 2004, three separate civil actions were filed in the Iowa District Court of Polk County with respect to the Des Moines accident. The first complaint, filed by family members and the Estate of Brian Burford on July 7, 2004, named the Company, Insituform Technologies USA, Inc. (a wholly owned subsidiary of the Company), the City of Des Moines and 15 current or former employees of the Company as defendants. The two other actions, filed on July 6, 2004 by (1) family members and the Estate of Daniel Grasshoff and (2) Michael Walkenhorst, James E. Johnson and Linda Johnson, named the City of Des Moines and the 15 current or former employees of the Company as defendants, but did not name the Company or Insituform Technologies USA, Inc. as defendants. The complaints filed with respect to Messrs. Burford and Grasshoff alleged wrongful death, negligence, gross negligence and civil conspiracy. The complaint filed with respect to Messrs. Walkenhorst and Johnson alleged gross negligence and civil conspiracy. We believe that the allegations in each of the complaints are without merit and that the workers’ compensation statutes provide the exclusive remedy to the plaintiffs for the deaths and injuries that occurred as a result of the Des Moines accident. Each complaint sought unspecified damages, including punitive damages. During May 2005 and August 2005, Insituform Technologies USA, Inc. and the Company, respectively, were dismissed from the Burford case (the only case in which they were a party). In addition, between May 2005 and August 2005, four individual defendants were dismissed from the Grasshoff, Walkenhorst and Johnson cases and eight individual defendants were dismissed from the Burford case. The initial depositions in these cases occurred during the week of January 23, 2006. On April 10, 2006, the City of Des Moines filed a motion for summary judgment, seeking to be dismissed from the three lawsuits. On April 11, 2006, the attorneys for Walkenhorst and Johnson filed a motion seeking to add the Company as a party to their clients’ lawsuit. We will vigorously oppose that motion.

We are involved in certain other actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such other litigation will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in Item 1A in our 2005 Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on Wednesday, April 26, 2006, the following matters were voted upon:

1.    Election of eight directors, each to serve a one-year term or until his or her successor has been elected and qualified:

Name	For	Withheld
Stephen P. Cortinovis	23,519,730	1,115,817
Stephanie A. Cuskley	23,450,154	1,185,393
John P. Dubinsky	23,445,451	1,190,096
Juanita H. Hinshaw	22,541,241	2,094,306
Alfred T. McNeill	23,443,416	1,192,131
Thomas S. Rooney, Jr.	23,514,161	1,121,386
Sheldon Weinig	23,174,754	1,460,793
Alfred L. Woods	23,519,504	1,116,043

2.    Approval of the 2006 Non-Employee Director Equity Incentive Plan.

For	Against	Abstain	Broker Non-Votes
15,738,834	3,788,940	2,041,848	3,065,925

3.    Approval of the 2006 Employee Equity Incentive Plan.

For	Against	Abstain	Broker Non-Votes
13,163,882	6,360,779	2,042,476	3,068,410

4.    Approval of the 2006 Executive Performance Plan.

For	Against	Abstain	Broker Non-Votes
18,885,535	638,057	2,046,030	3,065,925

5.	Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2006:

For	Against	Abstain	Broker Non-Votes
24,040,613	580,478	14,456	0

ITEM 6. EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITUFORM TECHNOLOGIES, INC.

April 28, 2006	/s/ David A. Martin
David A. Martin
Vice President and Controller
Principal Financial and Accounting Officer

INDEX TO EXHIBITS

These exhibits are numbered in accordance with the Exhibit Table of Item 6.01 of Regulation S-K.

3.1(a)
Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2000), and Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K for the year ended December 31, 2001), as amended by Certificate of Amendment of Restated Certificate of Incorporation, as amended, of the Company, dated April 27, 2005 (incorporated by reference to Exhibit 3.1(b) to the quarterly report on Form 10-Q for the quarter ended March 31, 2005).

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