Form 10-Q
period 2006-03-30
INSITUFORM TECHNOLOGIES INC
filed 2006-07-28
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended	June 30, 2006

Commission File Number	0-10786

Insituform Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3032158

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

702 Spirit 40 Park Drive, Chesterfield, Missouri 63005

(Address of Principal Executive Offices)

(636) 530-8000

(Registrant’s telephone number including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated ☐ Accelerated ☒ Non-accelerated ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2006

Class A Common Stock, $.01 par value	27,219,916 Shares

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$154,201	$157,841	$297,765	$294,118
Cost of revenues	120,140	129,618	235,039	239,796
Gross profit	34,061	28,223	62,726	54,322
Operating expenses	25,876	22,739	48,763	46,197
Operating income	8,185	5,484	13,963	8,125
Other (expense) income:
Interest expense	(1,617)	(2,127)	(3,427)	(4,294)
Interest income	1,262	676	1,780	967
Other	306	(209)	439	(164)
Total other expense	(49)	(1,660)	(1,208)	(3,491)
Income before taxes on income	8,136	3,824	12,755	4,634
Taxes on income	2,807	1,338	4,400	1,622
Income before minority interests, equity in earnings	5,329	2,486	8,355	3,012
Minority interests	(98)	(40)	(125)	(79)
Equity in earnings of affiliated companies	284	289	318	202
Net income	$5,515	$2,735	$8,548	$3,135

Earnings per share of common stock and common stock equivalents:
Basic:	$0.20	$0.10	$0.32	$0.12
Diluted:	0.20	0.10	0.31	0.12

See accompanying notes to consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	June 30, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$77,570	$77,069
Restricted cash	7,119	5,588
Receivables, net	87,203	85,896
Retainage	32,790	33,138
Costs and estimated earnings in excess of billings	40,277	32,503
Inventories	17,533	15,536
Prepaid expenses and other assets	23,663	24,294
Total Current Assets	286,155	274,024
Property, Plant and Equipment, less accumulated depreciation	93,390	95,657
Other Assets
Goodwill	131,563	131,544
Other assets	15,929	17,103
Total Other Assets	147,492	148,647

Total Assets	$527,037	$518,328

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt and notes payable	$16,307	$18,264
Accounts payable and accrued expenses	98,767	94,560
Billings in excess of costs and estimated earnings	17,803	14,017
Total Current Liabilities	132,877	126,841
Long-Term Debt, less current maturities	65,054	80,768
Other Liabilities	3,150	5,497
Total Liabilities	201,081	213,106
Minority Interests	1,918	1,726

Commitments and Contingencies (Note 7)	—	—

Stockholders’ Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 60,000,000; shares issued 29,577,380 and 29,294,849; shares outstanding 27,219,916 and 26,937,385	296	293
Unearned restricted stock compensation	(1,498)	(937)
Additional paid-in capital	150,063	140,309
Retained earnings	220,633	212,085
Treasury stock – 2,357,464 shares	(51,596)	(51,596)
Accumulated other comprehensive income	6,140	3,342
Total Stockholders’ Equity	324,038	303,496

Total Liabilities and Stockholders’ Equity	$527,037	$518,328

See accompanying notes to consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$8,548	$3,135
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	9,790	8,960
Amortization	632	812
Deferred income taxes	(2,467)	512
Equity-based compensation expense	2,794	87
Other	1,317	(670)
Changes in restricted cash related to operating activities	(1,531)	311
Changes in operating assets and liabilities
Receivables, including costs and estimated earnings in excess of billings	(6,062)	(16,331)
Inventories	(1,661)	(1,415)
Prepaid expenses and other assets	954	(8,099)
Accounts payable and accrued expenses	5,922	23,222
Net cash provided by operating activities	18,236	10,524

Cash flows from investing activities:
Capital expenditures	(8,572)	(15,642)
Proceeds from sale of fixed assets	850	523
Liquidation of life insurance cash surrender value	1,423	—
Net cash used in investing activities	(6,299)	(15,119)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,779	325
Additional tax benefit from stock option exercises recorded in additional paid in capital	1,357	—
Proceeds from notes payable	843	—
Principal payments on long-term debt	(15,726)	(15,750)
Principal payments on notes payable	(2,787)	—
Deferred financing charges paid	(103)	(260)
Net cash used in financing activities	(12,637)	(15,685)
Effect of exchange rate changes on cash	1,201	(2,383)
Net increase (decrease) in cash and cash equivalents for the period	501	(22,663)
Cash and cash equivalents, beginning of period	77,069	93,246
Cash and cash equivalents, end of period	$77,570	$70,583

See accompanying notes to consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2006

1.	GENERAL

In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s unaudited consolidated balance sheets as of June 30, 2006 and December 31, 2005, the unaudited consolidated statements of income for the three and six months ended June 30, 2006 and 2005 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2006 and 2005. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally contained in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be read in conjunction with the financial statements and the footnotes included in the Company’s 2005 Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to current presentation.

The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	EQUITY-BASED COMPENSATION

In the second quarter of 2006, the Company registered an aggregate of 2.2 million shares for issuance under the 2006 Employee Equity Incentive Plan and the 2006 Non-Employee Director Equity Incentive Plan. Under these plans, the Company may award equity-based compensation awards, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. At June 30, 2006, no awards had been issued under these plans, and all registered shares remain available for future issuance under these plans. All existing equity-compensation awards outstanding were issued under previous employee and non-employee director plans.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard on January 1, 2006, the effective date of the standard for the Company. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company will continue to include tabular, pro forma disclosures in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure,for all periods prior to January 1, 2006.

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

	2006
	Range	Weighted Average
Volatility	41.7% - 45.5%	41.8%
Expected term (years)	4.8	4.8
Dividend yield	0.0%	0.0%
Risk-free rate	4.3% - 5.0%	4.3%

Restricted Stock

Restricted shares of the Company’s Class A common stock are awarded from time to time to the executive officers and certain key employees of the Company subject to a three-year service restriction, and may not be sold or transferred during the restricted period. Restricted stock compensation is recorded based on the stock price on the grant date and charged to expense ratably through the restriction period. Forfeitures cause the reversal of all previous expense recorded as a reduction of current period expense. The following table summarizes information about restricted stock activity during the six-month period ended June 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	83,900	$16.64
Granted	50,800	19.41
Vested	(1,700)	15.72
Forfeited	(1,500)	15.50
Outstanding at June 30, 2006	131,500	$17.73

Expense (benefit) associated with grants of restricted stock and the effect of related forfeitures are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Restricted stock expense	$197	$136	$408	$191
Forfeitures	(15)	(43)	(15)	(104)
Restricted stock expense, net	182	93	393	87
Tax benefit	(71)	(33)	(153)	(30)
Net expense	$111	$60	$240	$57

Unrecognized pretax expense of $1.5 million related to restricted stock awards is expected to be recognized over the weighted average remaining service period of 1.9 years for awards outstanding at June 30, 2006.

Deferred Stock Units

Deferred stock units are generally awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded in full on the date of grant.

Deferred stock units awarded and the associated expense for the three- and six- month periods ended June 30, 2006 and 2005 are presented in the table below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Deferred stock units awarded	24,900	24,900	24,900	29,082
Deferred stock units expense	$603	$387	$603	$477
Tax benefit	(234)	(136)	(234)	(167)
Net expense	$369	$251	$369	$310

The following table summarizes information about deferred stock units activity during the six-month period ended June 30, 2006:

	Deferred Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	78,432	$16.39
Granted	24,900	24.20
Shares distributed	(9,525)	15.75
Outstanding at June 30, 2006	93,807	$18.53

Stock Options

Stock options granted generally have a term of seven to ten years and exercise price equal to the market value of the underlying common stock on the date of grant. A summary of option activity for the first six months of 2006 follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.00 to $10.00	29,400	1.4	$8.75	$415,716	29,400	$8.75	$415,716
$10.01 to $20.00	795,271	5.6	16.44	5,131,671	411,659	15.32	3,117,399
$20.00 and above	551,440	5.1	25.56	242,320	493,440	26.05	121,160
Total Outstanding	1,376,111	5.3	$19.93	$5,789,707	934,499	$20.78	$3,654,275

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,381,476	$19.53
Granted	324,000	19.63
Exercised	(223,706)	16.79
Forfeited/Expired	(105,659)	20.40
Outstanding at June 30, 2006	1,376,111	$19.93	5.3	$5,789,707
Exercisable at June 30, 2006	934,499	$20.78	4.9	$3,654,275

The intrinsic values above are based on the Company’s closing stock price of $22.89 on June 30, 2006. The weighted-average grant-date fair value of options awarded during the first six months of 2006 was $8.25. In the first six months of 2006, the Company collected $3.8 million from stock option exercises that had a total intrinsic value of $2.1 million. The Company recorded a tax benefit from stock option exercises of $1.4 million in additional paid-in capital on the consolidated balance sheet and as a cash flow from financing activities on the consolidated statements of cash flows. The Company recorded pretax expense of $0.6 million and $1.8 million related to stock option awards in the second quarter and first six months of 2006, respectively. Unrecognized pretax expense of $2.0 million related to stock options is expected to be recognized over the weighted average remaining service period of 1.4 years for awards outstanding at June 30, 2006.

Prior Year Equity Compensation Expense

Prior to January 1, 2006, the Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options. The exercise price of each option issued under the Company’s Employee Incentive Plan equaled the closing market price of the Company’s stock on the date of grant; therefore, the Company took no charge to earnings with respect to options prior to January 1, 2006. The following table illustrates the effect on net income and earnings per share in the three- and six- month periods ended June 30, 2005 had the Company applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to equity-based compensation (in thousands, except per-share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$2,735	$3,135
Add: Total equity-based compensation expense included in net income, net of related tax benefits	313	367
Deduct: Total equity-based compensation expense determined under fair value method for all awards, net of related tax effects	(652)	(1,290)
Pro forma net income	$2,396	$2,212

Basic earnings per share as reported:	$0.10	$0.12
Basic earnings per share pro forma:	0.09	0.08

Diluted earnings per share as reported:	$0.10	$0.12
Diluted earnings per share pro forma:	0.09	0.08

In accordance with SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the equity-based compensation expense recorded in the determination of reported net income is disclosed in the table above. The pro forma equity-based compensation expense includes the recorded expense and the expense related to stock options that was determined using the fair value method.

3.	COMPREHENSIVE INCOME

For the quarters ended June 30, 2006 and 2005, comprehensive income was $8.5 million and $0.3 million, respectively, with comprehensive income of $11.3 million and $0.6 million for the six months ended June 30, 2006 and 2005, respectively. The Company’s adjustment to net income to calculate comprehensive income consists solely of cumulative foreign currency translation adjustments of $3.0 million and $(2.4) million for the quarters ended June 30, 2006 and 2005, respectively, and $2.8 million and $(2.6) million for the six months ended June 30, 2006 and 2005, respectively.

4.	SHARE INFORMATION

Earnings per share have been calculated using the following share information:

	Three Months Ended June 30,
	2006	2005
Weighted average number of common shares used for basic EPS	27,060,374	26,754,358
Effect of dilutive stock options and restricted stock	428,564	96,234
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	27,488,938	26,850,592

	Six Months Ended June 30,
	2006	2005
Weighted average number of common shares used for basic EPS	26,989,770	26,749,500
Effect of dilutive stock options and restricted stock	489,450	119,891
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	27,479,220	26,869,391

5.	SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company has three principal operating segments: rehabilitation; tunneling; and Tite Liner®, the Company’s corrosion and abrasion segment. The segments were determined based upon the types of products sold by each segment and each is regularly reviewed and evaluated separately.

The following disaggregated financial results are presented on a consistent basis which management uses to make internal operating decisions. The Company evaluates performance based on stand-alone operating income.

Financial information by segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Rehabilitation	$125,218	$123,231	$236,876	$228,458
Tunneling	14,458	25,449	33,842	49,399
Tite Liner®	14,525	9,161	27,047	16,261
Total revenues	$154,201	$157,841	$297,765	$294,118

Gross profit (loss)
Rehabilitation	$29,174	$30,769	$54,508	$54,576
Tunneling	166	(5,470)	(450)	(5,205)
Tite Liner®	4,721	2,924	8,668	4,951
Total gross profit	$34,061	$28,223	$62,726	$54,322

Operating income (loss)
Rehabilitation	$7,275	$11,684	$13,736	$16,807
Tunneling	(2,094)	(7,708)	(5,123)	(11,108)
Tite Liner®	3,004	1,508	5,350	2,426
Total operating income	$8,185	$5,484	$13,963	$8,125

In the second quarter of 2005, the Company recorded a claim receivable from the Company’s excess insurance coverage carrier, which benefited gross profit in the rehabilitation segment by $3.4 million. In the second quarter of 2006, the Company recorded $0.5 million related to additional amounts from the same claim. See Note 7 – “Boston Installation” for further discussion.

Tunneling posted an operating loss in the second quarter of 2006, primarily due to underutilized equipment partially offset by claims receivable recognized during the quarter. Underutilized equipment costs (primarily operating lease expenses) were $2.6 million in the second quarter of 2006 compared to only $0.6 million in the second quarter of 2005. Tunneling’s gross profit realized a benefit of $0.7 million from claims on several projects that were previously completed. Claims are recorded to income when realization of the claim is reasonably assured, and we can estimate a recoverable amount.

Tunneling’s gross loss in the first six months of 2006 was similarly impacted by underutilized equipment costs of $4.4 million during the period, compared to $1.4 million in the first six months of 2005. In addition, a number of problematic projects in California were nearing completion earlier this year, which also contributed to tunneling’s gross loss. These unfavorable factors were partially offset by a favorable adjustment of $0.9 million on our large project in Chicago, Illinois, which related to amounts previously reserved for unexpected contingencies, including rain, that did not occur.

In the second quarter and first six months of 2005, tunneling’s performance was adversely impacted by the continuation of projects that suffered unfavorable gross margin adjustments beginning in the fourth quarter of 2004. There were further adverse margin adjustments on certain of these projects in the first and second quarters of 2005, with two large projects accounting for $7.6 million of the tunneling operating losses for the three and six months ended June 30, 2005, respectively.

The following table summarizes revenues, gross profit and operating income by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues:
United States	$115,885	$124,494	$229,215	$233,526
Canada	10,667	7,305	19,741	13,829
Europe	21,687	22,340	38,772	42,669
Other foreign	5,962	3,702	10,037	4,094
Total revenues	$154,201	$157,841	$297,765	$294,118

Gross profit:
United States	$22,876	$19,537	$43,868	$38,592
Canada	3,955	2,414	6,948	4,448
Europe	5,735	5,294	9,392	10,197
Other foreign	1,495	978	2,518	1,085
Total gross profit	$34,061	$28,223	$62,726	$54,322

Operating income:
United States	$3,764	$2,812	$7,999	$4,422
Canada	2,518	1,143	4,134	2,079
Europe	928	773	225	938
Other foreign	975	756	1,605	686
Total operating income	$8,185	$5,484	$13,963	$8,125

6.	ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets include license agreements, customer relationships, patents and trademarks, and non-compete agreements. Intangible assets at June 30, 2006 and December 31, 2005 were as follows (in thousands):

	As of June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
License agreements	$3,894	$(1,730)	$2,164
Customer relationships	1,797	(331)	1,466
Patents and trademarks	14,500	(13,178)	1,322
Non-compete agreements	3,246	(2,728)	518
Total	$23,437	$(17,967)	$5,470

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
License agreements	$3,894	$(1,644)	$2,250
Customer relationships	1,797	(271)	1,526
Patents and trademarks	14,500	(13,038)	1,462
Non-compete agreements	3,239	(2,400)	839
Total	$23,430	$(17,353)	$6,077

Amortization expense for the three and six months ended June 30, 2006 and 2005 and estimated amortization expense for the next five years are as follows (in thousands)

	2006	2005
Aggregate amortization expense
Three months ended June 30	$325	$389
Six months ended June 30	632	812

Estimated amortization expense:
For year ending December 31, 2006	$1,228
For year ending December 31, 2007	1,079
For year ending December 31, 2008	382
For year ending December 31, 2009	272
For year ending December 31, 2010	272

7.	COMMITMENTS AND CONTINGENCIES

Litigation

In the third quarter of 2002, an accident on an Insituform® cured-in-place-pipe (“CIPP”) process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. The Company fully cooperated with Iowa’s state OSHA in the investigation of the accident. Iowa OSHA issued a citation and notification of penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. The Company challenged Iowa OSHA’s findings, and in the fourth quarter of 2003, an administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. The Company appealed the decision of the Employment Appeal Board to the Iowa District Court for Polk County, which, in the first quarter of 2005, reduced the penalties back to $158,000. The Company appealed the decision of the Iowa District Court and, on February 8, 2006, the Company’s appeal was heard by the Iowa Court of Appeals. On March 17, 2006, the Court of Appeals issued its opinion, vacating all citations issued under the general industry standards (all citations except two serious citations) and reducing total penalties against the Company to $4,500. Iowa OSHA has filed a petition for further review to the Iowa Supreme Court, and the Company has filed a resistance to the petition. The Company currently is awaiting a decision from the Iowa Supreme Court regarding whether it will accept Iowa OSHA’s petition for further review.

In July 2004, three separate civil actions were filed in the Iowa district court of Polk County with respect to the Des Moines accident. The first complaint, filed by family members and the Estate of Brian Burford on July 7, 2004, named the Company, Insituform Technologies USA, Inc. (a wholly owned subsidiary of the Company), the City of Des Moines and 15 current or former employees of the Company as defendants. The two other actions, filed on July 6, 2004 by (1) family members and the Estate of Daniel Grasshoff and (2) Michael Walkenhorst, James E. Johnson and Linda Johnson, named the City of Des Moines and the 15 current or former employees of the Company as defendants, but did not name the Company or Insituform Technologies USA, Inc. as defendants. The complaints filed with respect to Messrs. Burford and Grasshoff alleged wrongful death, negligence, gross negligence and civil conspiracy. The complaint filed with respect to Messrs. Walkenhorst and Johnson alleged gross negligence and civil conspiracy. On June 29, 2006, the plaintiffs settled the lawsuits with all defendants, including the Company and Insituform Technologies USA, Inc. The Company’s insurance carriers funded all settlement amounts.

In December 2003, Environmental Infrastructure Group, L.P. (“EIG”) filed suit in the District Court of Harris County, Texas, against several defendants, including Kinsel Industries, Inc. (“Kinsel”), a wholly owned subsidiary of the Company, seeking unspecified damages. The suit alleges, among other things, that Kinsel failed to pay EIG monies due under a subcontractor agreement. In February 2004, Kinsel filed an answer, generally denying all claims, and also filed a counter-claim against EIG based upon EIG’s failure to perform work required of it under the subcontract. In June 2004, EIG amended its complaint to add the Company as an additional defendant and included a claim for lost opportunity damages. In December 2004, the Company and Kinsel filed third-party petitions against the City of Pasadena, Texas, on the one hand, and Greystar-EIG, LP, Grey General Partner, LLC and Environmental Infrastructure Management, LLC (collectively, the “Greystar Entities”), on the other hand. EIG also amended its petition to add a fraud claim against Kinsel and the Company and also requested exemplary damages. The original petition filed by EIG against Kinsel seeks damages for funds that EIG claims should have been paid to EIG on a wastewater treatment plant built for the City of Pasadena. Kinsel’s third-party petition against the City of Pasadena seeks approximately $1.4 million in damages to the extent EIG’s claims against Kinsel have merit and were appropriately requested. The third-party petition against the Greystar Entities seeks damages based upon fraudulent conveyance, alter ego and single business enterprise (the Greystar Entities are the successors-in-interest to all or substantially all of the assets of EIG, now believed to be defunct). Following the filing of the third-party petitions, the City of Pasadena filed a motion to dismiss based upon lack of jurisdiction claiming the City is protected by sovereign immunity. The trial court denied the City’s motion and the suit was stayed pending appeal of the City’s motion to the Court of Appeals in Corpus Christi, Texas. On March 16, 2006, the Texas Court of Appeals affirmed the trial court’s denial of the City’s motion. The City appealed the matter to the Texas Supreme Court, where the matter is now pending. The Company believes that the factual allegations and legal claims made against it and Kinsel are without merit and intends to vigorously defend them.

In 1990, the Company initiated proceedings against Cat Contracting, Inc., Michigan Sewer Construction Company, Inc. and Inliner U.S.A., Inc. (subsequently renamed FirstLiner USA, Inc.), along with another party, alleging infringement of certain in-liner Company patents. In August 1999, the United States District Court in Houston, Texas found that one of the Company’s patents was willfully infringed and awarded $9.5 million in damages. After subsequent appeals, the finding of infringement has been affirmed, but the award of damages and finding of willfulness are subject to rehearing. The Company anticipates that the court will reinstate the award of damages to the Company of at least $9.5 million, plus interest. The Company, after investigation, believes that the defendants may have viable sources to satisfy at least some portion of final judgment received by the Company. The parties engaged in a trial from March 14-16, 2006 and from July 11-14, 2006. The Company currently is awaiting the decision of the Court. At June 30, 2006, the Company had not recorded any receivable related to this matter.

On June 3, 2005, the Company filed a lawsuit in United States District Court in Memphis, Tennessee against Per Aarsleff A/S, a publicly traded Danish company, and certain of its subsidiaries and affiliates. Since approximately 1980, Per Aarsleff and its subsidiaries held licenses for the Insituform CIPP process in various countries in Northern and Eastern Europe, Taiwan, Russia and South Africa. Per Aarsleff also is a 50% partner in the Company’s German joint venture and a 25% partner in the Company’s manufacturing company in Great Britain. The Company’s lawsuit seeks, among other things, monetary damages in an unspecified amount for the breach by Per Aarsleff of its license and implied license agreements with the Company and for royalties owed by Per Aarsleff under the license and implied license agreements. In March 2006, Per Aarsleff’s 50%-owned Taiwanese subsidiary (“PIEC’) filed a motion for summary judgment, claiming that the Company’s patents had expired in Taiwan. PIEC also filed a counterclaim seeking to recover payments paid to the Company on the same grounds. The Company has filed responses to PIEC’s motion and the issues have been submitted to the Court. On May 12, 2006, the Company amended its lawsuit in Tennessee to (i) seek damages based upon Per Aarsleff’s continued use of Company-patented technology in Denmark, Sweden and Finland following termination of the license agreements, (ii) seek damages based upon Per Aarsleff’s use of Company trade secrets in connection with the operation of its Danish manufacturing facility and (iii) seek an injunction against Per Aarsleff’s continued operation of its manufacturing facility. Per Aarsleff filed its Answer and Affirmative Defenses to the Company’s Amended Complaint on May 25, 2006. At June 30, 2006, excluding the effects of the claims specified in the lawsuit, Per Aarsleff owed the Company approximately $0.5 million related to royalties due under the various license and implied license agreements based upon royalty reports prepared and submitted by Per Aarsleff. The Company believes that these receivables are fully collectible at this time. At June 30, 2006, the Company had not recorded any receivable related to this lawsuit.

Boston Installation

In August 2003, the Company began a CIPP process installation in Boston. The $1.0 million project required the Company to line 5,400 feet of a 109-year-old, 36- to 41-inch diameter unusually shaped hand-laid rough brick pipe. Many aspects of this project were atypical of the Company’s normal CIPP process installations. Following installation, the owner rejected approximately 4,500 feet of the liner and all proposed repair methods. All rejected liner was removed and re-installed, and the Company recorded a loss of $5.1 million on this project in the year ended December 31, 2003. During the first quarter of 2005, the Company, in accordance with its agreement with the client, inspected the lines. During the course of such inspection, it was determined that the segment of the liner that was not removed and re-installed in early 2004 was in need of replacement in the same fashion as all of the other segments replaced in 2004. The Company completed its assessment of the necessary remediation and related costs and began work with respect to such segment late in the second quarter of 2005. The Company’s remediation work with respect to this segment was completed during the third quarter of 2005. The Company incurred costs of approximately $2.4 million with respect to the 2005 remediation work, which were accrued for in the second quarter of 2005.

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

In March 2004, the Company filed a lawsuit in United States District Court in Boston, Massachusetts against its excess insurance carrier for such carrier’s failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage. In March 2005, the Court granted the Company’s partial motion for summary judgment, concluding that the Company’s policy with its excess insurance carrier followed form to the Company’s primary insurance carrier’s policy. On May 25, 2006, the Court entered an order denying a motion for reconsideration previously filed by the excess insurance carrier, thereby reaffirming its earlier opinion. The Court has not yet heard evidence regarding whether the primary insurance carrier’s policy provided coverage for the underlying claim or any evidence regarding damages (costs incurred by the Company for remediation work).

During the second quarter of 2005, the Company, in consultation with outside legal counsel, determined that the likelihood of recovery from the excess insurance carrier was probable and that the amount of such recovery was estimable. An insurance claims expert retained by the Company’s outside legal counsel reviewed the documentation produced with respect to the claim and, based on this review, provided the Company with an estimate of the costs that had been sufficiently documented and substantiated to date. The excess insurance carrier’s financial viability also was investigated during this period and was determined to have a strong rating of A+ with the leading insurance industry rating service. Based on these factors, the favorable court decision in March 2005 and the acknowledgement of coverage and payment from the Company’s primary insurance carrier, the Company believes that recovery from the excess insurance carrier is both probable and estimable and recorded a receivable in the amount of $6.1 million in connection with the Boston project in the second quarter of 2005. During the second quarter of 2006, the Company increased the insurance receivable by approximately $0.5 million, to reflect additional remediation costs documented with respect to the claim (the total receivable balance was $7.4 million at June 30, 2006). In addition, during the second quarter and first six months of 2006, the Company recorded additional pre-judgment interest income of $0.4 million and $0.5 million, respectfully.

Department of Justice Investigation

The Company has incurred costs in responding to two United States government subpoenas relating to the investigation of alleged public corruption and bid rigging in the Birmingham, Alabama metropolitan area during the period from 1997 to 2003. The Company has produced hundreds of thousands of documents in an effort to fully comply with these subpoenas, which the Company believes were issued to most, if not all, sewer repair contractors and engineering firms that had public sewer projects in the Birmingham area. Indictments of public officials, contractors, engineers and contracting and engineering companies were announced in February, July and August of 2005, including the indictment of a former joint venture partner of the Company. A number of those indicted, including the Company’s former joint venture partner and its principals, have been convicted or pleaded guilty. Three more trials will commence later this summer or early fall. The Company has been advised by the government that it is not considered a target of the investigation at this time. The investigation is ongoing and the Company may have to continue to incur substantial costs in complying with its obligations in connection with the investigation. The Company has been fully cooperative throughout the investigation.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at June 30, 2006.

8.	FINANCINGS

In February 2006, the Company entered into a new agreement with Bank of America, N.A. pursuant to which the Company procured a new revolving credit facility, which provides a borrowing capacity of $35 million, any portion of which may be used for the issuance of standby letters of credit. The credit facility requires the Company to pay interest at variable rates based on, among other things, the Company’s consolidated leverage ratio. The Company is also required to pay the bank a quarterly fee on the unused portion of the credit facility. The credit facility is subject to the same restrictive covenants and default provisions as the Company’s Series A Senior Notes and the Series 2003-A Senior Notes. The new facility does not require a minimum cash balance, as was required under the Company’s previous credit facility. The new credit facility matures on April 30, 2008.

At June 30, 2006, the Company was in compliance with its debt covenants, and expects to maintain compliance throughout 2006 and beyond. The table below sets forth the Company’s debt covenants:

Description of Covenant	Fiscal Quarter	Amended Covenant(2)	Actual Ratio or Amount(2)

$110 million 8.88% Senior Notes, Series A, due February 14, 2007 and $65 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013
Fixed Charge Coverage Ratio(1)	Second quarter 2006	No less than 2.00 to 1.0	2.96
	Third quarter 2006	No less than 2.25 to 1.0	n/a
	Fourth quarter 2006	No less than 2.25 to 1.0	n/a
	First quarter 2007 and thereafter	No less than 2.50 to 1.0	n/a

Ratio of consolidated indebtedness to EBITDA(1)		No greater than 3.00 to 1.0	1.50

Consolidated net worth(1)		No less than the sum of $260 million plus 50% of net income after December 31, 2004; $270.9 million required as of June 30, 2006	$324.0 million at June 30, 2006

Ratio of consolidated indebtedness to consolidated capitalization(1)		No greater than 0.45 to 1.0	0.24 at June 30, 2006

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

See discussion of SFAS No.123 (R), “Share-Based Payment” in Note 2 to these financial statements.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which describes a comprehensive model for the measurement, recognition, presentation and disclosure of uncertain tax positions in the financial statements. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the tax authorities’ full knowledge of the position and all relevant facts, but without considering time values. The Company is assessing the impact this interpretation may have in its future financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and results of operations and cash flows during the periods included in the accompanying consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”). See the discussion of our critical accounting policies and risk factors in our 2005 Annual Report. There have been no changes to our risk factors during the second quarter and six months ended June 30, 2006. A change to our critical accounting policies related to equity-based compensation is described herein.

FORWARD –LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains various forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that are based on information currently available to the management of Insituform Technologies, Inc. and on management’s beliefs and assumptions. When used in this document, the words “anticipate,” “estimate,” “believe,” “plan,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties and include among others, our belief with respect to estimated and anticipated costs to complete ongoing projects, our belief that our documentation will substantiate contract claim conditions, our expectation with respect to the completion dates of ongoing projects, our belief of the amounts we may recover for pending tunneling claims, our intention to obtain work that is comparable with our tunneling operation’s core competency, our belief with respect to anticipated levels of operating expenses, our belief that we have adequate resources and liquidity to fund future cash requirements and debt repayments and our expectation with respect to the anticipated growth of our businesses. Our actual results may vary materially from those anticipated, estimated or projected due to a number of factors, such as the competitive environment for our products and services, the availability and pricing of raw materials and transportation used in our operations, increased competition upon expiration of our patents or the inadequacy of one or more of our patents to protect our operations, our ability to reduce the level of underutilized tunneling equipment, our ability to implement steam-inversion process equipment and other logistics cost reduction initiatives, the geographical distribution and mix of our work, our ability to attract business at acceptable margins, foreseeable and unforeseeable issues in projects that make it difficult or impossible to meet projected margins, the timely award, cancellation or change in scope of projects, our ability to maintain adequate insurance coverage for our business activities, political circumstances impeding the progress of work, our ability to remain in compliance with the financial covenants included in our financing documents, the regulatory environment, weather conditions, the outcome of our pending litigation, our ability to enter new markets and other factors set forth in reports and other documents filed by us with the Securities and Exchange Commission from time to time. We do not assume a duty to update forward-looking statements. Please use caution and do not place reliance on forward-looking statements.

EXECUTIVE SUMMARY

Insituform Technologies, Inc. is a worldwide company specializing in trenchless technologies to rehabilitate, replace, maintain and install underground pipes. We have three principal operating segments: rehabilitation; tunneling; and Tite Liner®. These segments have been determined based on the types of products sold, and each is reviewed and evaluated separately. While we use a variety of trenchless technologies, our CIPP process contributed 71.1% of our revenues in the first six months of 2006 and 70.0% of our revenues in the first six months of 2005.

Revenues are generated principally in the United States, Canada, the United Kingdom, the Netherlands, France, Belgium, Spain, Switzerland and Chile, and include product sales and royalties from several joint ventures in Europe and from unaffiliated licensees and sub-licensees throughout the world. The United States remains our single largest market, representing approximately 77.0% of total revenue in the first six months of 2006 and 79.4% of total revenue in the first six months of 2005. See Note 5 to the consolidated financial statements contained in this report for additional segment and geographic information and disclosures.

RESULTS OF OPERATIONS - Three and Six Months Ended June 30, 2006 and 2005

The following table highlights the results for each of the segments and periods presented (dollars in thousands):

Three Months Ended June 30, 2006

Segment	Revenues	Gross Profit	Gross Profit Margin	Operating Expenses	Operating Income (Loss)	Operating Income (Loss) Margin
Rehabilitation	$125,218	$29,174	23.3%	$21,899	$7,275	5.8%
Tunneling	14,458	166	1.1	2,260	(2,094)	-14.5
Tite Liner®	14,525	4,721	32.5	1,717	3,004	20.7
Total	$154,201	$34,061	22.1%	$25,876	$8,185	5.3%

Three Months Ended June 30, 2005

Segment	Revenues	Gross Profit (Loss)	Gross Profit (Loss) Margin	Operating Expenses	Operating Income (Loss)	Operating Income (Loss) Margin
Rehabilitation	$123,231	$30,769	25.0%	$19,085	$11,684	9.5%
Tunneling	25,449	(5,470)	-21.5	2,238	(7,708)	-30.3
Tite Liner®	9,161	2,924	31.9	1,416	1,508	16.5
Total	$157,841	$28,223	17.9%	$22,739	$5,484	3.5%

Six Months Ended June 30, 2006

Segment	Revenues	Gross Profit (Loss)	Gross Profit (Loss) Margin	Operating Expenses	Operating Income (Loss)	Operating Income (Loss) Margin
Rehabilitation	$236,876	$54,508	23.0%	$40,772	$13,736	5.8%
Tunneling	33,842	(450)	-1.3	4,673	(5,123)	-15.1
Tite Liner®	27,047	8,668	32.0	3,318	5,350	19.8
Total	$297,765	$62,726	21.1%	$48,763	$13,963	4.7%

Six Months Ended June 30, 2005

Segment	Revenues	Gross Profit (Loss)	Gross Profit (Loss) Margin	Operating Expenses	Operating Income (Loss)	Operating Income (Loss) Margin
Rehabilitation	$228,458	$54,576	23.9%	$37,769	$16,807	7.4%
Tunneling	49,399	(5,205)	-10.5	5,903	(11,108)	-22.5
Tite Liner®	16,261	4,951	30.4	2,525	2,426	14.9
Total	$294,118	$54,322	18.5%	$46,197	$8,125	2.8%

The following table summarizes the increases (decreases) in key financial data for the three and six months ended June 30, 2006 as compared with the same periods in 2005 (dollars in thousands):

	Three Months Ended June 30, 2006 vs. 2005		Six Months Ended June 30, 2006 vs. 2005
	Total Increase (Decrease)	Percentage Increase (Decrease)	Total Increase (Decrease)	Percentage Increase (Decrease)
Consolidated
Revenues	$(3,640)	-2.3%	$3,647	1.2%
Gross profit	5,838	20.7	8,404	15.5
Operating expenses	3,137	13.8	2,566	5.6
Operating income	2,701	49.3	5,838	71.9

Rehabilitation
Revenues	1,987	1.6	8,418	3.7
Gross profit	(1,595)	-5.2	(68)	-0.1
Operating expenses	2,814	14.7	3,003	8.0
Operating income	(4,409)	-37.7	(3,071)	-18.3

Tunneling
Revenues	(10,991)	-43.2	(15,557)	-31.5
Gross profit (loss)	5,636	103.0	4,755	91.4
Operating expenses	22	1.0	(1,230)	-20.8
Operating loss	5,614	72.8	5,985	53.9

Tite Liner®
Revenues	5,364	58.6	10,786	66.3
Gross profit	1,797	61.5	3,717	75.1
Operating expenses	301	21.3	793	31.4
Operating income	1,496	99.2	2,924	120.5

Interest Expense	(510)	-24.0	(867)	-20.2
Taxes	1,469	109.8	2,778	171.3

Overview

Consolidated net earnings more than doubled in the second quarter and first six months of 2006 compared to the second quarter and first six months of 2005 due to very strong performance in our Tite Liner® segment and improved results from our tunneling operation, slightly offset by higher operating expenses. Rehabilitation revenues were up 1.6%, and margins in our rehabilitation business were slightly higher, excluding the effect of insurance claims receivable recognized in the second quarters of 2006 and 2005. See note 7 – “Boston Installation” for further discussion. In our tunneling segment, completion of a few significant low-margin and loss projects helped reduce the negative financial effects that tunneling has had on the company as a whole. Underutilized equipment continues to significantly affect the tunneling segment, but we are exploring alternatives to reduce the level of equipment in that segment of our business. Sales of tunneling equipment in the second quarter of 2006 resulted in a gain of $0.2 million. Our Tite Liner® business has experienced dramatic growth in terms of revenue and gross profit. In addition, gross profit margin percentages have strengthened in the Tite Liner® segment as well, due to efficiencies gained from higher volume.

Consolidated operating expenses increased by $3.1 million, or 13.8%, in the second quarter of 2006 and $2.6 million or 5.6% in the first six months of 2006 compared to the second quarter and first six months of 2005 due primarily to the following:

	Three Months Ended June 30, 2006 vs. 2005	Six Months Ended June 30, 2006 vs. 2005
	Increase (Decrease)	Increase (Decrease)
	(dollars in thousands)
Incentive compensation expense	$1,201	$1,306
Stock option expense	590	1,798
Other equity compensation expense	308	436
Other	1,038	(974)
Total increase	$3,137	$2,566

Incentive compensation expense increased in the second quarter of 2006 compared to the second quarter of 2005 due to our second quarter 2006 results meeting or exceeding incentive compensation targets, whereas such targets were not met in the second quarter of 2005. Equity compensation expense was higher in the second quarter of 2006 compared to the second quarter of 2005 due to the implementation of new accounting rules which requires the recording of expense for stock options issued from our equity incentive plans. Pretax stock option expense, which was not recorded in the prior-year periods, was $0.6 million and $1.8 million in the second quarter and first six months of 2006, respectively. See Note 2 to the consolidated financial statements contained in this report for further discussion of equity-based compensation. In addition, there were increased costs of legal and professional fees connected with investments being made in intellectual property associated with ongoing technology improvements.

Contract Backlog

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

Backlog	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
	(in millions)
Rehabilitation	$186.8	$216.2	$213.3	$207.8	$202.8
Tunneling	70.1	50.2	66.3	83.6	113.4
Tite Liner®	15.6	20.1	20.2	10.7	12.8
Total	$272.5	$286.5	$299.8	$302.1	$329.0

The dollar amount of backlog is not necessarily indicative of future earnings relative to the performance of such work. Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Rehabilitation Segment

Revenues

Revenues in the rehabilitation segment increased only 1.6%, or $2.0 million, to $125.2 million in the second quarter of 2006 compared to the second quarter of 2005. This growth was below that of recent historical trends due to several factors. During the fourth quarter of 2005, market conditions in the United States softened significantly to the point of contraction from previous quarters. This slow period was followed in the first quarter of 2006 with modest growth. As a result of these combined factors, competitive forces were heightened, and we experienced a temporary market share decline. The market experienced stronger growth in the second quarter of 2006, and we were able to rebound in terms of regaining market share. However, due to various market forces and changes in customer behavior, the incubation period between award and release of contracts has recently been expanding, contributing to a decline in the reported contract backlog at June 30, 2006. The amount of apparent low-bid projects, not included in reported backlog, varies tremendously every quarter. As an example, the amount of unreported apparent low-bid project work increased by 42% during the second quarter of 2006 from the first quarter of 2006. It is our belief, based on current market intelligence, that there will be a return to historical growth expectations for the second half of 2006 so as to produce total market growth of approximately 8% for the full year. Market activity in the first few weeks of the third quarter of 2006 has improved significantly over previous months. Another factor affecting the overall growth in revenue relates to our de-emphasis of pipebursting. Total revenue in the second quarter of 2006 from pipebursting was $3.4 million versus $4.7 million in the second quarter of 2005.

Revenues increased by 3.7% in the first six months of 2006 compared to the first six months of 2005, due principally to the same trends affecting the second quarter of 2006.

Gross Profit and Margin
Gross profit decreased by 5.2% in the second quarter of 2006 compared to the second quarter of 2005 due primarily to the effect of a $3.4 million claim recognized against our excess liability insurance carrier in the second quarter of 2005. In the second quarter of 2006, we recognized an additional $0.5 million related to additional amounts from the same claim. We record claims only when the realization of the claim is reasonably assured at an estimated recoverable amount. Gross profit, excluding the effect of the claims recognized, increased $1.3 million to $28.6 million in the second quarter of 2006 compared to $27.3 million in the second quarter of 2005. Excluding claims, gross profit margin improved slightly, to 22.9% in the second quarter of 2006 compared to 22.2% in the second quarter of 2005, due to improved crew productivity. Gross profit in the first six months of 2006 was similarly impacted by the claims recognized. Excluding claims, gross profit increased by $2.9 million and gross profit margin improved slightly to 22.8% in the first six months of 2006 compared to 22.4% in the same period last year.

A table reconciling gross profit, excluding the effect of insurance claims, to gross profit, as reported, is provided below for the second quarter and first six months of 2006 compared to 2005 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross profit, excluding insurance claims	$28,648	$27,322	$53,982	$51,129
Gross profit margin, excluding insurance claims	22.9%	22.2%	22.8%	22.4%
Effect of recognition of insurance claims	526	3,447	526	3,447
Gross profit, as reported	$29,174	$30,769	$54,508	$54,576
Gross profit margin, as reported	23.3%	25.0%	23.0%	23.9%

Operating Expenses
Operating expenses increased 14.7% in the second quarter of 2006 compared to the second quarter of 2005 primarily due to higher corporate expenses, including incentive compensation, equity compensation and legal expenses. In the prior year, incentive compensation was accrued at a much lower rate as results did not meet incentive compensation targets for the company as a whole. Operating expenses, as a percentage of revenue, were 17.5% in the second quarter of 2006 compared to 15.5% in the second quarter of 2005.

Operating expenses increased 8.0% in the first six months of 2006 compared to the first six months of 2005 due to factors similar to those described above. As a percentage of revenue, operating expenses were 17.2% in the first six months of 2006 compared to 16.5% in the first six months of 2005.

Operating Income and Margin
Higher revenues, lower gross profit and higher operating expenses combined to reduce operating income in the second quarter and first six months of 2006 compared to the same periods last year. Operating margin, which is operating income as a percentage of revenue, was 5.8% in the second quarter and first six months of 2006 compared to 9.5% and 7.4% in the same periods last year, respectively.

Tunneling Segment

Revenues
Tunneling’s revenues were down 43.2% in the second quarter of 2006 compared to the second quarter of 2005 due to fewer active projects and lower backlog. The combination of management’s focus on completing existing jobs and a more selective bidding strategy has caused backlog to decline sharply over the last several quarters. The same factors have similarly impacted tunneling’s revenues in the first half of 2006 compared to the same period last year. In consideration of the time lag between winning a bid and the commencement of a project, revenue is expected to remain below year-ago levels for the remainder of 2006.

Gross Profit
Tunneling’s gross profit was $0.2 million in the second quarter of 2006, primarily due to underutilized equipment expense partially offset by a claim recognized during the quarter. Underutilized equipment costs (primarily operating lease expenses) were $2.6 million in the second quarter of 2006 compared to $0.6 million in the second quarter of 2005. The majority of tunneling’s backlog is now aligned with tunneling’s core mining competency at profitable margins. However, with the completion of problematic low-margin or loss jobs, there is considerable tunneling equipment that is now idle, resulting in underutilized equipment costs. Most of the underutilized equipment costs come from the largest pieces of equipment, which are subject to operating lease obligations. For the second quarter of 2006, tunneling’s gross profit realized a benefit of $0.7 million from claims recognized. Claims recognition is discussed further below.

Tunneling’s gross loss in the first six months of 2006 was similarly impacted by underutilized equipment costs of $4.4 million during the period, compared to $1.4 million in the first six months of 2005. In addition, a number of problematic projects in California were nearing completion earlier this year, which also contributed to tunneling’s gross loss. These unfavorable factors were partially offset by a favorable adjustment of $0.9 million on closeout of our large project in Chicago, Illinois which related to amounts previously reserved for expected contingencies, including rain, that did not occur.
Gross profit (loss), excluding the effect of underutilized equipment and recognized claims, is presented below and reconciled to gross profit (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross profit (loss), excluding underutilized equipment and claims	$2,043	$(4,869)	$3,321	$(3,771)
Underutilized equipment costs	(2,552)	(601)	(4,446)	(1,434)
Claims recognized	675	-	675	-
Gross profit (loss), as reported	$166	$(5,470)	$(450)	$(5,205)

Gross profit (loss), excluding underutilized equipment and claims, is shown to demonstrate the gross profit (loss) of the tunneling operations on current work performed as if the level of equipment were reduced to an appropriate level for its operations. The gross loss in the prior year periods are due to the adverse impact of low-margin and loss jobs that were underway in the second quarter and first six months of 2005, which are now completed.

As underutilized equipment costs represented a significant factor in tunneling’s gross loss in the second quarter and first six months of 2006, we continue to explore a number of alternatives to reduce the level of equipment to fit the tunneling operation’s ongoing business model. Sales of tunneling equipment in the second quarter of 2006 resulted in $0.2 million in gains on sales. However, there can be no assurances that suitable alternatives will be available to us in this regard.

Some of the problems experienced on a number of tunneling projects now completed may have related claims that could benefit gross profit in future periods. At June 30, 2006, our tunneling operation had approximately $16.0 million in outstanding claims against third parties relating to, among other things, differing site conditions and defective customer specifications. Of this amount, $6.9 million had been recorded in the financial statements through June 30, 2006. Claims of $0.7 million were recognized in the second quarter and first six months of 2006. In accordance with our accounting policies, we record a claim to income when realization of the claim is reasonably assured, and we can estimate a recoverable amount.

During 2005, and continuing into 2006, we redoubled our efforts regarding tunneling claims and have aggressively pursued all outstanding claims, either through discussions and/or negotiations with our clients, alternative dispute resolution proceedings or, if necessary, litigation.

While we believe our tunneling operation will return to profitability, to the extent additional losses persist, we may have exposure to the recovery of our goodwill of $8.9 million associated with the tunneling segment.

Operating Expenses
Operating expenses in the tunneling segment increased slightly in the second quarter of 2006 compared to the second quarter of 2005 due to corporate expenses allocated to tunneling for increased efforts by management to run the business, partially offset by reductions in administrative staffing and related costs to adjust to a lower operating base. Operating expenses as a percentage of revenue were 15.6% in the second quarter of 2006 compared to 8.8% in the second quarter of 2005 due to lower revenues. Reductions in administrative staffing and related costs caused operating expenses to decrease 20.8% in the first six months of 2006 compared to the first six months of 2005. Operating expenses as a percentage of revenue were 13.8% in the first six months of 2006 compared to 11.9% in the first six months of 2005.

Operating Loss and Margin
Tunneling’s operating loss narrowed by 72.8% in the second quarter of 2006 compared to the second quarter of 2005 due to the completion of problem jobs. Operating margin was a negative 14.5% in the second quarter of 2006 compared to a negative 30.3% in the second quarter of 2005. Tunneling’s operating loss similarly narrowed by 53.9% in the first six months of 2006, to a negative 15.1% during the period compared to a negative 22.5% in the first six months of 2005.

Tite Liner® Segment

Revenues
Tite Liner® revenues increased by 58.6% in the second quarter of 2006 compared to the second quarter of 2005 due primarily to higher backlog and an increased volume of business across all Tite Liner geographic units. Contract backlog in the Tite Liner segment was $6.9 million higher at the beginning of the second quarter of 2006 compared to the second quarter of 2005. Tite Liner’s® revenues from South American operations were $2.3 million higher in the second quarter of 2006 compared to the second quarter of 2005, and revenues from North American (U.S. and Canada) operations were $3.0 million higher in the second quarter of 2006 compared to the second quarter of 2005. Tite Liner normally experiences increased demand during periods of high prices for oil and other commodities.

Similar factors caused Tite Liner® revenues to increase by 66.3% in the first six months of 2006 compared to the first six months of 2005. Revenues from South American operations increased by nearly $6.0 million in the first six months of 2006 compared to the first six months of 2005, and revenues from North American operations increased $4.8 million in the first six months of 2006 compared to the first six months of 2005.

As oil and other commodity prices remain high from a historical perspective, the business for Tite Liner® should remain strong. We are also pursuing new markets for business worldwide, including potable water.

Gross Profit and Margin
Tite Liner® gross profit increased by 61.5% in the second quarter of 2006 compared to the second quarter of 2005 due to higher revenues, as noted previously, and slightly higher gross profit margin percentages. Tite Liner’s® gross profit margin percentages were 32.5% and 31.9% in the second quarters of 2006 and 2005, respectively. The higher margins in the second quarter of 2006 were due to improved margins in Canada and South America, as a result of efficiencies gained from increased volume.

Similar factors caused Tite Liner® gross profit to increase 75.1% in the first six months of 2006 compared to the first six months of 2005. Tite Liner’s® gross profit margin percentages were 32.0% and 30.4% in the first six months of 2006 and 2005, respectively.

Operating Expenses
Operating expenses in the Tite Liner® segment increased 21.3% in the second quarter of 2006 compared to the second quarter of 2005 due primarily to additional staffing and additional corporate expenses to support growth. However, as a percentage of revenue, operating expenses decreased to 11.8% of revenues in the second quarter of 2006 compared to 15.5% in the second quarter of 2005.

Factors similar to those described in the preceding paragraph caused a 31.4% increase in operating expenses in the first six months of 2006 compared to the first six months of 2005. Operating expenses, as a percentage of revenue, were 12.3% in the first six months of 2006 compared to 15.5% in the first six months of 2005.

Operating expenses will likely remain higher through 2006 compared to 2005 due to an expected higher level of revenue. However, operating expenses, as a percentage of revenue, are expected to be lower in 2006 compared to 2005.

Operating Income and Margin
Operating income increased by 99.2% in the second quarter of 2006 compared to the second quarter of 2005 and 120.5% in the first six months of 2006 compared to the first six months of 2005 due to the factors described above.

INTEREST AND OTHER INCOME (EXPENSE)

Interest Expense
Interest expense declined approximately $0.5 million and $0.9 million in the second quarter and first six months of 2006 compared to the same periods in 2005 due to the following factors (in thousands):

	Three Months Ended June 30, 2006 vs. 2005	Six Months Ended June 30, 2006 vs. 2005
	Total Increase (Decrease)	Total Increase (Decrease)
Debt principal amortization – Series A Notes	$(349)	$(698)
Increased rates due to debt amendments on March 16, 2005	84	84
Interest on short-term borrowings and other	(245)	(253)
Total decrease in interest expense	$(510)	$(867)

Interest Income
Interest income was $1.3 million and $1.8 million in the second quarter and first six months of 2006 compared to $0.7 million and $1.0 million in the same periods last year. Interest income in the second quarter of 2006 includes $0.4 million recorded related to prejudgment interest on an insurance claim receivable from our excess insurance coverage carrier. The amount was adjusted in the second quarter of 2006 for additional amounts determined to be included in the claim and to recognize a higher prejudgment interest rate. In addition to the insurance claim, interest is higher due to improved cash balances coupled with higher interest rates on deposits due to market conditions and improved treasury practices.

Other Income
Other income was $0.3 million and $0.4 million in the second quarter and first six months of 2006 compared to $0.2 million of other expenses in both the second quarter and first six months of 2005. The majority of other income relates to $0.2 million in gains on sales of tunneling equipment and rehabilitation equipment, most of which occurred in the second quarter.

TAXES ON INCOME

Taxes on income increased in the second quarter and first six months of 2006 compared to the same periods in 2005 due primarily to higher pretax earnings. Our effective tax rate was 34.5% in the second quarter and first six months of 2006 compared to 35.0% in the same periods in 2005.

CRITICAL ACCOUNTING POLICIES

Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the financial statement dates. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are disclosed in our 2005 Annual Report on Form 10-K. However, with the January 1, 2006 adoption of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, we have included a description of our accounting for equity-based compensation below.

Accounting for Equity-Based Compensation
We record expense for equity-based compensation awards, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units based on the fair value recognition provisions contained in SFAS 123(R), Share Based Payment. Fair value is determined using either the Black-Scholes option pricing model for stock option awards, or our closing stock price on the grant date for restricted shares of our common stock or deferred stock units. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for the Black-Scholes model. Volatility and expected term assumptions are based on our historical experience. The risk-free rate is based on a U.S. treasury note with a maturity similar to the option award’s expected term. Discussion of our implementation of SFAS 123(R) is described in Note 2 to the consolidated financial statements contained in this report.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Equivalents

	June 30, 2006	December 31, 2005
	(in thousands)
Cash and cash equivalents	$77,570	$77,069
Cash restricted – in escrow	7,119	5,588
Total	$84,689	$82,657

Sources and Uses of Cash
We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt servicing and investments. Our primary source of cash is operating activities. Besides operating activities, we occasionally borrow under our line of credit to fund operating activities, including working capital investments. Information regarding our cash flows for the first six months of 2006 and 2005 is further discussed below and is presented in our consolidated statements of cash flows contained in this report.

Cash Flows from Operating Activities
Operating activities provided $18.2 million in the first six months of 2006 compared to $10.5 million in the first six months of 2005, with improvements primarily related to the $5.4 million increase in net income in the current year period. On a net basis, operating activities provided $16.0 million in the second quarter of 2006 compared to $23.5 million in the second quarter of 2005. Changes in operating assets and liabilities used $0.8 million in the first six months of 2006. Compared to December 31, 2005, changes in receivables, inventories and prepaid expenses used $6.8 million, but were offset by changes in accounts payable and accrued expenses, which provided $5.9 million, principally due to increased focus on working capital management. Equity-based compensation, a non-cash expense, increased significantly to $2.8 million in the first six months of 2006 compared to only $0.1 million in the first six months of 2005 due to the implementation of new accounting rules that require the recording of expense for equity-based compensation awards. See Note 2 to the consolidated financial statements contained in this report for a discussion of our implementation of these accounting rules.

Cash Flows from Investing Activities
Investing activities used $6.3 million in the first six months of 2006, and includes $8.6 million in capital expenditures partially offset by $0.9 million in proceeds received on the sale of assets and $1.4 million provided by the conversion of permanent life insurance policies on current and former employees to cash during the first six months of 2006. Capital expenditures are primarily for equipment used in our steam-inversion process and replacement of older equipment, primarily in the United States. Investing activities used $15.1 million in the first six months of 2005, consisting of $15.6 million in capital expenditures slightly offset by $0.5 million in proceeds received on the sale of assets. Capital expenditures are expected to be higher in the second half of 2006 due to the continued investment in and implementation of steam-inversion process equipment and other logistics cost reduction initiatives.

Cash Flows from Financing Activities
Financing activities used $12.6 million in the first six months of 2006 compared to $15.7 million in the first six months of 2005. In the first six months of 2006, cash used in financing activities included our regularly scheduled Senior Note amortization payment of $15.7 million. In addition, we repaid $2.8 million on notes payable and $0.1 million in financing fees related to our credit facility obtained in February 2006. In the first six months of 2006, we received $3.8 million from option exercises compared to $0.3 million in the first six months of 2005. Most of this year’s cash from option exercises was received in the first quarter as our stock price rose to its highest level in several years. In addition, we recorded $1.4 million for additional tax benefit from the exercise of stock options in the first six months of 2006. Proceeds from notes payable of $0.8 million is related to the financing of certain annual insurance premiums.

In the first quarter of 2006, we borrowed an aggregate of $7.0 million on our credit facility to fund operating activities, which was all repaid during the first quarter. There were no borrowings on our line of credit facility during the second quarter of 2006, and there have been no borrowings subsequent to June 30, 2006.

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

The following table provides a summary of our financial obligations and commercial commitments as of June 30, 2006 (in thousands). This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases.

Payments Due by Period

Cash Obligations(1) (3)	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$80,776	$66	$15,710	$–	$–	$–	$65,000
Note payable	585	322	263	–	–	–	–
Interest on long-term debt	31,172	2,838	4,953	4,251	4,251	4,251	10,628
Line of credit facility(2)	–	–	–	–	–	–	–
Operating leases	34,984	7,009	10,862	9,161	4,994	1,323	1,635
Total contractual cash obligations	$147,517	$10,235	$31,788	$13,412	$9,245	$5,574	$77,263

(1)	Cash obligations are not discounted. See Notes 7 and 8 to the consolidated financial statements contained in this report regarding commitments and contingencies and financings, respectively.

(2)
As of June 30, 2006, there was no borrowing balance on the credit facility and therefore there was no applicable interest rate as the rates are determined on the borrowing date. The available balance was $19.5 million, and the commitment fee was 0.2%. The remaining $15.5 million was reserved for non-interest bearing letters of credit, $14.5 million of which was collateral for insurance and $1.0 million was collateral for performance of work and prepayment of billings related to a project overseas. We generally use the credit facility from time to time for short-term borrowings and disclose amounts outstanding as a current liability.

(3)	A resin supply contract with one of our vendors is excluded from this table. See “Market Risk – Commodity Risk” under Item 3 of Part I of this report for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

We use various structures for the financing of operating equipment, including borrowing, operating and capital leases, and sale-leaseback arrangements. All debt, including the discounted value of future minimum lease payments under capital lease arrangements, is presented in our consolidated balance sheet. Our future commitments under operating lease arrangements, which extend beyond 2010, were $35.0 million at June 30, 2006. We also have exposure under performance guarantees by contractual joint ventures and indemnification of our surety. However, we have never experienced any material adverse effect to our consolidated financial position, results of operations or cash flows relative to these arrangements. All foreign joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 7 to the consolidated financial statements contained in this report regarding commitments and contingencies.

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

Interest Rate Risk

The fair value of the Company’s cash and short-term investment portfolio at June 30, 2006 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, is not material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever possible. The fair value of our long-term debt, including current maturities and the amount outstanding on the line of credit facility, was approximately $73.5 million at June 30, 2006. Market risk was estimated to be $3.0 million as the potential increase in fair value resulting from a hypothetical 10% decrease in our debt-specific borrowing rates at June 30, 2006.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliates operating solely in countries outside of the United States and in currencies other than the U.S. dollar. Consequently, these operations are inherently exposed to risks associated with fluctuation in the value of local currencies of these countries compared to the U.S. dollar. At June 30, 2006, our holdings in financial instruments, not including cash and cash equivalents, denominated in foreign currencies were immaterial.

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

Our company’s management, with the participation of the Chief Executive Officer and Controller, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. Based on this evaluation, the Chief Executive Officer and Controller have concluded that our disclosure controls were effective at June 30, 2006.

We maintain internal controls and procedures designed to ensure that we are able to collect the information subject to required disclosure in reports we file with the United States Securities and Exchange Commission, and to process, summarize and disclose this information within the time specified by the rules set forth by the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the third quarter of 2002, an accident on an Insituform CIPP Process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. We fully cooperated with Iowa’s state OSHA in the investigation of the accident. Iowa OSHA issued a Citation and Notification of Penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. We challenged Iowa OSHA’s findings, and in the fourth quarter of 2003, an administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. We appealed the decision of the Employment Appeal Board to the Iowa District Court for Polk County, which, in the first quarter of 2005, reduced the penalties back to $158,000. We appealed the decision of the Iowa District Court and, on February 8, 2006, our appeal was heard by the Iowa Court of Appeals. On March 17, 2006, the Court of Appeals issued its opinion, vacating all citations issued under the general industry standards (all citations except two serious citations) and reducing total penalties to $4,500. Iowa OSHA has filed a petition for further review with the Iowa Supreme Court, and we have filed a resistance to the petition. We currently are awaiting a decision from the Iowa Supreme Court regarding whether it will accept Iowa OSHA’s petition for further review.

In July 2004, three separate civil actions were filed in the Iowa District Court of Polk County with respect to the Des Moines accident. The first complaint, filed by family members and the Estate of Brian Burford on July 7, 2004, named our company, Insituform Technologies USA, Inc. (a wholly owned subsidiary of our company), the City of Des Moines and 15 current or former employees of our company as defendants. The two other actions, filed on July 6, 2004 by (1) family members and the Estate of Daniel Grasshoff and (2) Michael Walkenhorst, James E. Johnson and Linda Johnson, named the City of Des Moines and the 15 current or former employees of our company as defendants, but did not name our company or Insituform Technologies USA, Inc. as defendants. The complaints filed with respect to Messrs. Burford and Grasshoff alleged wrongful death, negligence, gross negligence and civil conspiracy. The complaint filed with respect to Messrs. Walkenhorst and Johnson alleged gross negligence and civil conspiracy. On June 29, 2006, the plaintiffs settled the lawsuits with all defendants, including our company and Insituform Technologies USA, Inc. Our insurance carriers funded all settlement amounts.

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

Information concerning this item was previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which information is incorporated herein by reference.

ITEM 6.	EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITUFORM TECHNOLOGIES, INC.

July 28, 2006	/s/ David A. Martin

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