Form 10-Q
period 2006-09-30
INSITUFORM TECHNOLOGIES INC
filed 2006-10-31
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended                                                                                  September 30, 2006

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
Large accelerated ☐ Accelerated ☑ Non-accelerated ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2006
Common Stock, $.01 par value	27,230,246 Shares

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months		For the Nine Months Ended September 30,
	Ended September 30,
	2006	2005	2006	2005
Revenues	$144,076	$155,213	$441,841	$449,331
Cost of revenues	112,436	122,363	347,475	362,159
Gross profit	31,640	32,850	94,366	87,172
Operating expenses	24,293	23,391	73,056	69,588
Operating income	7,347	9,459	21,310	17,584
Other (expense) income:
Interest expense	(1,716)	(2,167)	(5,142)	(6,461)
Interest income	762	395	2,542	1,362
Other	1,507	(247)	1,945	(411)
Total other income (expense)	553	(2,019)	(655)	(5,510)
Income before taxes on income	7,900	7,440	20,655	12,074
Taxes on income	2,402	2,000	6,802	3,622
Income before minority interests, equity in earnings	5,498	5,440	13,853	8,452
Minority interests	(117)	(48)	(242)	(128)
Equity in earnings of affiliated companies	314	368	632	571
Net income	$5,695	$5,760	$14,243	$8,895

Earnings per share of common stock and common
stock equivalents:
Basic:	$0.21	$0.21	$0.53	$0.33
Diluted:	0.21	0.21	0.52	0.33

See accompanying notes to consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	September 30,	December 31,
	2006	2005
Assets
Current Assets
Cash and cash equivalents	$75,125	$77,069
Restricted cash	5,289	5,588
Receivables, net	99,295	85,896
Retainage	36,027	33,138
Costs and estimated earnings in excess of billings	35,966	32,503
Inventories	16,836	15,536
Prepaid expenses and other assets	27,408	24,294
Total Current Assets	295,946	274,024
Property, Plant and Equipment, less accumulated depreciation	92,065	95,657
Other Assets
Goodwill	131,544	131,544
Other assets	16,092	17,103
Total Other Assets	147,636	148,647

Total Assets	$535,647	$518,328

Liabilities and Stockholders’ Equity
Current Liabilities
Current maturities of long-term debt and notes payable	$17,551	$18,264
Accounts payable and accrued expenses	102,474	94,560
Billings in excess of costs and estimated earnings	17,001	14,017
Total Current Liabilities	137,026	126,841
Long-Term Debt, less current maturities	65,048	80,768
Other Liabilities	3,515	5,497
Total Liabilities	205,589	213,106
Minority Interests	2,048	1,726

Commitments and Contingencies (Note 7)	–	–

Stockholders’ Equity
Preferred stock, undesignated, $.10 par - shares authorized
2,000,000; none outstanding	–	–
Common stock, $.01 par - shares authorized 60,000,000;
shares issued 29,587,090 and 29,294,849;
shares outstanding 27,229,626 and 26,937,385	296	293
Unearned restricted stock compensation	(1,304)	(937)
Additional paid-in capital	150,311	140,309
Retained earnings	226,328	212,085
Treasury stock - 2,357,464 shares	(51,596)	(51,596)
Accumulated other comprehensive income	3,975	3,342
Total Stockholders’ Equity	328,010	303,496

Total Liabilities and Stockholders’ Equity	$535,647	$518,328

See accompanying notes to consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months
	Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$14,243	$8,895
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	14,962	13,915
Amortization	943	1,220
Deferred income taxes	(1,876)	2,909
Equity-based compensation expense	3,677	763
Other	(786)	18
Changes in restricted cash related to operating activities	298	(2,555)
Tax benefits related to stock option exercises	(751)	–
Changes in operating assets and liabilities:
Receivables, including costs and estimated earnings in excess of billings	(17,446)	(23,059)
Inventories	(965)	(2,439)
Prepaid expenses and other assets	(2,683)	(10,271)
Accounts payable and accrued expenses	9,808	18,906
Net cash provided by operating activities	19,424	8,302

Cash flows from investing activities:
Capital expenditures	(14,087)	(20,870)
Proceeds from sale of fixed assets	3,938	715
Liquidation of life insurance cash surrender value	1,423	–
Investment in patents	–	(557)
Net cash used in investing activities	(8,726)	(20,712)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,920	1,041
Additional tax benefit from stock option exercises recorded in
additional paid in capital	751	–
Proceeds from notes payable	2,795	6,179
Principal payments on long-term debt	(15,732)	(15,767)
Principal payments on notes payable	(3,501)	(1,890)
Deferred financing charges paid	(106)	(260)
Net cash used in financing activities	(11,873)	(10,697)
Effect of exchange rate changes on cash	(769)	(474)
Net decrease in cash and cash equivalents for the period	(1,944)	(23,581)
Cash and cash equivalents, beginning of period	77,069	93,246
Cash and cash equivalents, end of period	$75,125	$69,665

See accompanying notes to consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2006

1.	GENERAL

In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s unaudited consolidated balance sheets as of September 30, 2006 and December 31, 2005, the unaudited consolidated statements of income for the three and nine months ended September 30, 2006 and 2005 and the unaudited consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally contained in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be read in conjunction with the financial statements and the footnotes included in the Company’s 2005 Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to current presentation.

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	EQUITY-BASED COMPENSATION

In the second quarter of 2006, the Company registered an aggregate of 2.2 million shares for issuance under the 2006 Employee Equity Incentive Plan and the 2006 Non-Employee Director Equity Incentive Plan. Under these plans, the Company may award equity-based compensation awards, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. At September 30, 2006, no awards had been issued under these plans, and all registered shares remain available for future issuance under these plans. All existing equity-based compensation awards outstanding were issued under previous employee and non-employee director plans.

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

Restricted Stock

Restricted shares of the Company’s common stock are awarded from time to time to the executive officers and certain key employees of the Company subject to a three-year service restriction, and may not be sold or transferred during the restricted period. Restricted stock compensation is recorded based on the stock price on the grant date and charged to expense ratably through the restriction period. Forfeitures cause the reversal of all previous expense recorded as a reduction of current period expense. The following table summarizes information about restricted stock activity during the nine-month period ended September 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	83,900	$16.64
Granted	50,800	19.41
Vested	(1,700)	15.72
Forfeited	(1,500)	15.50
Outstanding at September 30, 2006	131,500	$17.73

Expense (benefit) associated with grants of restricted stock and the effect of related forfeitures are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Restricted stock expense	$193	$149	$601	$340
Forfeitures	–	(12)	(15)	(116)
Restricted stock expense, net	193	137	586	224
Tax benefit	(75)	(48)	(228)	(78)
Net expense	$118	$89	$358	$146

Unrecognized pretax expense of $1.3 million related to restricted stock awards is expected to be recognized over the weighted average remaining service period of 1.7 years for awards outstanding at September 30, 2006.

Deferred Stock Units

Deferred stock units are generally awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded in full on the date of grant.

Deferred stock units awarded and the associated expense for the three- and nine-month periods ended September 30, 2006 and 2005 are presented in the table below (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Deferred stock units awarded	–	3,200	24,900	32,282

Deferred stock units expense	$–	$61	$603	$539
Tax benefit	–	(21)	(234)	(189)
Net expense	$–	$40	$369	$350

The following table summarizes information about deferred stock units activity during the nine-month period ended September 30, 2006:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2005	78,432	$16.39
Granted	24,900	24.20
Shares distributed	(9,525)	15.75
Outstanding at September 30, 2006	93,807	$18.53

Stock Options

Stock options granted generally have a term of seven to ten years and are required to have an exercise price equal to the market value of the underlying common stock on the date of grant. A summary of option activity for the first nine months of 2006 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,381,476	$19.53
Granted	324,000	19.63
Exercised	(233,416)	16.79
Forfeited/Expired	(152,794)	21.60
Outstanding at September 30, 2006	1,319,266	$19.80	5.0	$6,949,148
Exercisable at September 30, 2006	890,716	$20.58	4.6	$4,301,186

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
Range of	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Term (Yrs)	Price	Value	Exercisable	Price	Value
$4.00 to $10.00	29,400	1.1	$8.75	$456,582	29,400	$8.75	$456,582
$10.01 to $20.00	769,896	5.3	16.45	6,032,124	399,346	15.32	3,577,602
$20.00 and above	519,970	4.8	25.38	460,442	461,970	25.88	267,002
Total Outstanding	1,319,266	5.0	$19.80	$6,949,148	890,716	$20.58	$4,301,186

The intrinsic values above are based on the Company’s closing stock price of $24.28 on September 29, 2006. The weighted-average grant-date fair value of options awarded during the first nine months of 2006 was $8.25. In the first nine months of 2006, the Company collected $3.9 million from stock option exercises that had a total intrinsic value of $2.2 million. The Company recorded a tax benefit from stock option exercises of $0.8 million in additional paid-in capital on the consolidated balance sheet and as a cash flow from financing activities on the consolidated statements of cash flows. Under the fair value provisions of SFAS 123(R), the Company recorded pretax expense of $0.4 million and $2.2 million related to stock option awards in the third quarter and first nine months of 2006, respectively. Unrecognized pretax expense of $1.5 million related to stock options is expected to be recognized over the weighted average remaining service period of 1.1 years for awards outstanding at September 30, 2006.

Prior Year Equity Compensation Expense

Prior to January 1, 2006, the Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options. The following table illustrates the effect on net income and earnings per share in the three- and nine-month periods ended September 30, 2005 had the Company applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to equity-based compensation (in thousands, except per-share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$5,760	$8,895
Add: Total equity-based compensation expense included in net income, net of related tax benefits	129	496
Deduct: Total equity-based compensation expense determined under fair value method for all awards, net of related tax effects	(654)	(1,944)
Pro forma net income	$5,235	$7,447

Basic earnings per share as reported:	$0.21	$0.33
Basic earnings per share pro forma:	0.20	0.28

Diluted earnings per share as reported:	$0.21	$0.33
Diluted earnings per share pro forma:	0.19	0.28

In accordance with SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the equity-based compensation expense recorded in the determination of reported net income during the three and nine months ended September 30, 2006 is disclosed in the table above. The pro forma equity-based compensation expense includes the recorded expense and the expense related to stock options that was determined using the fair value method.

Stock Option Grant Practices

Given the recent focus by the Securities and Exchange Commission on historical stock option grant procedures, at the request of its Board of Directors, the Company, in conjunction with outside counsel, investigated historical practices in the granting of stock options from January 1, 2000 to the present, regardless of whether the grants were made to directors, officers or non-officer employees of the Company. The results of the investigation revealed that a number of option grants during this period had option grant dates as set forth in the individual stock option agreements that occurred either prior to or after the dates that the Company’s records evidence approval of the options by the appropriate governing body.

In each of the cases where there was a mismatch of the option grant date and the approval date, the investigation concluded that the grant date exercise price was less than the fair market value of the Company’s common stock on the approval date. The resulting cumulative expense related to these option grants was not material to any previously reported historical period, nor is it material in the third quarter of 2006. As such, no financial statements for previously reported periods are being revised, and additional non-cash stock-based compensation expense of $0.2 million was recorded in the third quarter of 2006. The compensation expense had no effect on the Company’s cash position.

No evidence of intentional or fraudulent misconduct in the granting of these stock options was uncovered during the investigation, but the investigation found incomplete documentation of option grants as well as option grant procedures that did not meet best practice standards.

3.	COMPREHENSIVE INCOME

For the quarters ended September 30, 2006 and 2005, comprehensive income was $3.5 million and $7.0 million, respectively, with comprehensive income of $14.9 million and $7.5 million for the nine months ended September 30, 2006 and 2005, respectively. The Company’s adjustment to net income to calculate comprehensive income consists solely of cumulative foreign currency translation adjustments of $(2.2) million and $1.2 million for the quarters ended September 30, 2006 and 2005, respectively, and $0.6 million and $(1.4) million for the nine months ended September 30, 2006 and 2005, respectively.

4.	SHARE INFORMATION

Earnings per share have been calculated using the following share information:

	Three Months Ended September 30,
	2006	2005
Weighted average number of common shares used for basic EPS	27,091,398	26,793,266
Effect of dilutive stock options and restricted stock	332,254	251,387
Weighted average number of common shares
and dilutive potential common stock used in dilutive EPS	27,423,652	27,044,653

	Nine Months Ended September 30,
	2006	2005
Weighted average number of common shares used for basic EPS	27,024,019	26,764,249
Effect of dilutive stock options and restricted stock	442,564	178,243
Weighted average number of common shares
and dilutive potential common stock used in dilutive EPS	27,466,583	26,942,492

5.	SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company has three principal operating segments: rehabilitation; tunneling; and Tite Liner®, the Company’s corrosion and abrasion segment. The segments were determined based upon the types of products sold by each segment and each is regularly reviewed and evaluated separately.

The following disaggregated financial results are presented on the same basis that management uses to make internal operating decisions. The Company evaluates performance based on stand-alone operating income.

Financial information by segment was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Rehabilitation	$118,269	$107,821	$355,147	$336,279
Tunneling	16,002	35,724	49,843	85,123
Tite Liner®	9,805	11,668	36,851	27,929
Total revenues	$144,076	$155,213	$441,841	$449,331

Gross profit (loss)
Rehabilitation	$28,927	$26,596	$83,435	$81,172
Tunneling	(868)	2,767	(1,318)	(2,438)
Tite Liner®	3,581	3,487	12,249	8,438
Total gross profit	$31,640	$32,850	$94,366	$87,172

Operating income (loss)
Rehabilitation	$8,225	$8,513	$21,962	$25,320
Tunneling	(2,963)	(1,267)	(8,087)	(12,375)
Tite Liner®	2,085	2,213	7,435	4,639
Total operating income	$7,347	$9,459	$21,310	$17,584

In the first nine months of 2005, the Company recorded a claim receivable from the Company’s excess insurance coverage carrier, which benefited gross profit in the rehabilitation segment by $3.4 million. In the first nine months of 2006, the Company recorded $0.5 million related to additional amounts from the same claim. See Note 7 - “Boston Installation” for further discussion.

Tunneling posted an operating loss in the third quarter of 2006, primarily due to underutilized equipment. Underutilized equipment costs (primarily operating lease expenses) were $2.3 million in the third quarter of 2006 compared to $1.4 million in the third quarter of 2005. Tunneling’s results in the third quarter of 2005 included $2.9 million ($2.0 million after reserves for certain doubtful receivables and claims from counter-parties of $0.9 million) in claims recognition. Claims are recorded to income when realization of the claim is reasonably assured at an estimated recoverable amount.

Tunneling’s gross loss in the first nine months of 2006 was similarly impacted by underutilized equipment costs of $6.8 million during the period, compared to $2.8 million in the first nine months of 2005. In addition, a number of problematic projects in California were nearing completion earlier this year, which also contributed to tunneling’s gross loss. These unfavorable factors were partially offset by $0.7 million in recognized claims and a favorable adjustment of $0.9 million on our large project in Chicago, Illinois, which related to amounts previously reserved for unexpected contingencies, including rain, that did not occur.

In the first nine months of 2005, performance in the tunneling segment was adversely impacted by the continuation of projects that encountered unfavorable gross margin developments beginning in the fourth quarter of 2004. There were further adverse margin developments on certain of these projects, mostly occurring in the first half of 2005, with one large project accounting for $5.0 million of the tunneling operating loss in the first nine months of 2005. During the first nine months of 2005, $3.8 million ($2.9 million after reserves for certain doubtful receivables and claims from counterparties of $0.9 million) were recognized.

The following table summarizes revenues, gross profit and operating income by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
United States	$108,738	$122,157	$337,953	$355,684
Canada	11,989	8,741	31,730	22,570
Europe	21,206	19,627	59,978	62,295
Other foreign	2,143	4,688	12,180	8,782
Total revenues	$144,076	$155,213	$441,841	$449,331

Gross profit:
United States	$20,562	$23,276	$64,431	$61,868
Canada	4,279	3,273	11,226	7,720
Europe	6,081	5,531	15,473	15,728
Other foreign	718	770	3,236	1,856
Total gross profit	$31,640	$32,850	$94,366	$87,172

Operating income:
United States	$2,804	$5,427	$10,803	$9,850
Canada	2,742	2,053	6,876	4,132
Europe	1,299	1,404	1,524	2,342
Other foreign	502	575	2,107	1,260
Total operating income	$7,347	$9,459	$21,310	$17,584

6.	ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets include license agreements, customer relationships, patents and trademarks, and non-compete agreements. Intangible assets at September 30, 2006 and December 31, 2005 were as follows (in thousands):

	As of September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
License agreements	$3,894	$(1,772)	$2,122
Customer relationships	1,797	(361)	1,436
Patents and trademarks	14,953	(13,213)	1,740
Non-compete agreements	3,247	(2,891)	356
Total	$23,891	$(18,237)	$5,654

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
License agreements	$3,894	$(1,644)	$2,250
Customer relationships	1,797	(271)	1,526
Patents and trademarks	14,500	(13,038)	1,462
Non-compete agreements	3,239	(2,400)	839
Total	$23,430	$(17,353)	$6,077

Amortization expense for the three and nine months ended September 30, 2006 and 2005 and estimated amortization expense for the next five years are as follows (in thousands):

Aggregate amortization expense:	2006	2005
Three months ended September 30	$311	$383
Nine months ended September 30	943	1,220

Estimated amortization expense:
For year ending December 31, 2006	$1,254
For year ending December 31, 2007	1,079
For year ending December 31, 2008	382
For year ending December 31, 2009	272
For year ending December 31, 2010	272

7.	COMMITMENTS AND CONTINGENCIES

Litigation

In the third quarter of 2002, an accident on an Insituform® cured-in-place-pipe (“CIPP”) process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. The Company fully cooperated with Iowa’s state OSHA in the investigation of the accident. Iowa OSHA issued a citation and notification of penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. The Company challenged Iowa OSHA’s findings and, in the fourth quarter of 2003, an administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. The Company appealed the decision of the Employment Appeal Board to the Iowa District Court for Polk County, which, in the first quarter of 2005, reduced the penalties back to $158,000. The Company appealed the decision of the Iowa District Court and, on February 8, 2006, the Company’s appeal was heard by the Iowa Court of Appeals. On March 17, 2006, the Court of Appeals issued its opinion, vacating all citations issued under the general industry standards (all citations except two serious citations) and reducing total penalties against the Company to $4,500. Thereafter, the Employment Appeal Board filed a petition for further review to the Iowa Supreme Court, and the Company filed a resistance to the petition. On September 29, 2006, the Iowa Supreme Court granted the Employment Appeal Board’s petition for further review, and set the case for consideration during the week of December 4, 2006. In a companion action brought by the Employment Appeal Board against the City of Des Moines (events arising out of the Des Moines accident), the Iowa Supreme Court recently reversed the Iowa Court of Appeal’s earlier decision, which previously had affirmed the dismissal of all citations and penalties previously issued/assessed against the City of Des Moines. In so reversing, the Iowa Supreme Court reinstated two serious citations and penalties of $9,000 against the City of Des

Moines. In so reversing, the Iowa Supreme Court reinstated two serious citations and penalties of $9,000 against the City of Des Moines. The Company cannot predict the effect that the Iowa Supreme Court’s ruling in the City of Des Moines case will have on the Company’s pending case before the court.

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

In 1990, the Company initiated proceedings against Cat Contracting, Inc., Michigan Sewer Construction Company, Inc. and Inliner U.S.A., Inc. (subsequently renamed FirstLiner USA, Inc.), along with another party, alleging infringement of certain of the Company’s in-liner patents. In August 1999, the United States District Court in Houston, Texas found that one of the Company’s patents was willfully infringed and awarded $9.5 million in damages. After subsequent appeals, the finding of infringement has been affirmed, but the award of damages and finding of willfulness are subject to rehearing. The Company anticipates that the court will reinstate the award of damages to the Company of at least $9.5 million, plus interest. The Company, after investigation, believes that the defendants may have viable sources to satisfy at least some portion of final judgment received by the Company. The parties engaged in a trial from March 14-16, 2006 and from July 11-14, 2006. The Company currently is awaiting the decision of the court. At September 30, 2006, the Company had not recorded any receivable related to this matter.

On June 3, 2005, the Company filed a lawsuit in the United States District Court in Memphis, Tennessee against Per Aarsleff A/S, a publicly traded Danish company, and certain of its subsidiaries and affiliates. Since approximately 1980, Per Aarsleff and its subsidiaries held licenses for the Insituform CIPP process in various countries in Northern and Eastern Europe, Taiwan, Russia and South Africa. Per Aarsleff also is a 50% partner in the Company’s German joint venture and a 25% partner in the Company’s manufacturing company in Great Britain. The Company’s lawsuit seeks, among other things, monetary damages in an unspecified amount for the breach by Per Aarsleff of its license and implied license agreements with the Company and for royalties owed by Per Aarsleff under the license and implied license agreements. In March 2006, Per Aarsleff’s 50%-owned Taiwanese subsidiary (“PIEC’) filed a motion for summary judgment, claiming that the Company’s patents had expired in Taiwan. PIEC also filed a counterclaim seeking to recover payments paid to the Company on the same grounds. The Company has filed responses to PIEC’s motion and the issues have been submitted to the court. On May 12, 2006, the Company amended its lawsuit in Tennessee to (i) seek damages based upon Per Aarsleff’s continued use of Company-patented technology in Denmark, Sweden and Finland following termination of the license agreements, (ii) seek damages based upon Per Aarsleff’s use of Company trade secrets in connection with the operation of its Danish manufacturing facility and (iii) seek an injunction against Per Aarsleff’s continued operation of its manufacturing facility. Per Aarsleff filed its answer and affirmative defenses to the Company’s amended complaint on May 25, 2006. At September 30, 2006, excluding the effects of the claims specified in the lawsuit, Per Aarsleff owed the Company approximately $0.5 million related to royalties due under the various license and implied license agreements based upon royalty reports prepared and submitted by Per Aarsleff. The Company believes that these receivables are fully collectible at this time. At September 30, 2006, the Company had not recorded any receivable related to this lawsuit. The Company also has filed a separate legal action in Germany against Per Aarsleff relating to its conduct involving the parties’ joint venture company in Germany and is reviewing transactions between Per Aarsleff and the parties’ joint venture companies in Germany and Italy to determine whether all transactions between Per Aarsleff and such companies were fair and at arms’-length prices. The Company estimates its aggregate claims in these matters to be in excess of $10.0 million. Due to the uncertainties of litigation, as well as issues regarding the collectibility of damage awards, there can be no assurance regarding these litigations at this time or as to the amount of money, if any, that the Company may ultimately recover against Per Aarsleff.

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

In March 2004, the Company filed a lawsuit in United States District Court in Boston, Massachusetts against its excess insurance carrier for such carrier’s failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage. In March 2005, the court granted the Company’s partial motion for summary judgment, concluding that the Company’s policy with its excess insurance carrier followed form to the Company’s primary insurance carrier’s policy. On May 25, 2006, the court entered an order denying a motion for reconsideration previously filed by the excess insurance carrier, thereby reaffirming its earlier opinion. In September 2006, the Company filed a motion for summary judgment as to the issue of whether the primary insurance carrier’s policy provided coverage for the underlying claim and as to the issue of damages ($6.4 million in actual damages and $1.1 million in pre-judgment interest). The excess insurance carrier also filed a motion for summary judgment as to the issue of primary coverage. The court has scheduled a hearing for November 20, 2006 to hear all pending motions.

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

The total claim receivable was $7.5 million at September 30, 2006 and is composed of documented remediation costs and pre-judgment interest as outlined in the table below:

	Documented Remediation Costs	Pre-judgment Interest	Total
	(in thousands)
Claim recorded June 30, 2005	$5,872	$275	$6,147
Interest recorded July through December 31, 2005	-	165	165
Additional documented remediation costs recorded in the second quarter of 2006	526	-	526
Interest recorded January 1 through June 30, 2006	-	535	535
Interest recorded in quarter ended September 30, 2006	-	138	138
Claim receivable balance, September 30, 2006	$6,398	$1,113	$7,511

Department of Justice Investigation

The Company has incurred costs in responding to two United States government subpoenas relating to the investigation of alleged public corruption and bid rigging in the Birmingham, Alabama metropolitan area during the period from 1997 to 2003. The Company has produced hundreds of thousands of documents in an effort to fully comply with these subpoenas, which the Company believes were issued to most, if not all, sewer repair contractors and engineering firms that had public sewer projects in the Birmingham area. Indictments of public officials, contractors, engineers and contracting and engineering companies were announced in February, July and August of 2005, including the indictment of a former joint venture partner of the Company. A number of those indicted, including the Company’s former joint venture partner and its principals, have been convicted or pleaded guilty. One additional trial is scheduled to begin later this fall. The Company has been advised by the government that it is not considered a target of the investigation at this time. The investigation is ongoing and the Company may have to continue to incur substantial costs in complying with its obligations in connection with the investigation. The Company has been fully cooperative throughout the investigation.

Other Litigation

The Company is involved in certain other litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such other litigation will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Guarantees

The Company has entered into several contractual joint ventures in order to develop joint bids on contracts for its installation business and tunneling operations. In these cases, the Company could be required to complete the joint venture partner’s portion of the contract if the partner were unable to complete its portion. The Company would be liable for any amounts for which the Company itself could not complete the work and for which a third party contractor could not be located to complete the work for the amount awarded in the contract. While the Company would be liable for additional costs, these costs would be offset by any related revenues due under that portion of the contract. The Company has not experienced material adverse results from such arrangements. Based on these facts, while there can be no assurances, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows from these arrangements.

The Company also has many contracts that require the Company to indemnify the other party against loss from claims of patent or trademark infringement. The Company also indemnifies its surety against losses from third party claims. The Company has not experienced material losses under these indemnification provisions and, while there can be no assurances, currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows from these provisions.

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at September 30, 2006.

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

At September 30, 2006, the Company was in compliance with its debt covenants, and expects to maintain compliance throughout 2006 and beyond. The table below sets forth the Company’s debt covenants:

Description of Covenant	Fiscal Quarter	Amended Covenant(2)	Actual Ratio or Amount(2)
$110 million 8.88% Senior Notes, Series A, due February 14, 2007 and $65 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013
Fixed Charge Coverage Ratio(1)	Third quarter 2006	No less than 2.25 to 1.0	2.97
	Fourth quarter 2006	No less than 2.25 to 1.0	n/a
	First quarter 2007 and thereafter	No less than 2.50 to 1.0	n/a

Ratio of consolidated indebtedness to EBITDA(1)		No greater than 3.00 to 1.0	1.52

Consolidated net worth(1)		No less than the sum of $260 million plus 50% of net income after December 31, 2004; $273.7 million required as of September 30, 2006	$328.0 million at September 30, 2006

Ratio of consolidated indebtedness to consolidated capitalization(1)		No greater than 0.45 to 1.0	0.23 at September 30, 2006

__________________________

(1)
The ratios are calculated as defined in the Note Purchase Agreements, as amended, which have been incorporated into the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as exhibits 10.2 and 10.3.

(2)	The ratios for each quarter are based on rolling four-quarter calculations of profitability.

9.	NEW ACCOUNTING PRONOUNCEMENTS

See discussion of SFAS No.123(R), Share-Based Payment in Note 2 to these financial statements.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit and Other Postretirement Plans, under which companies must recognize a net liability or asset to report the funded status of defined benefit and other postretirement benefit plans on their balance sheets. This standard is not expected to have a significant effect on the Company’s balance sheet as the Company does not sponsor defined benefit retirement plans.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition and results of operations and cash flows during the periods included in the accompanying consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”). See the discussion of our critical accounting policies and risk factors in our 2005 Annual Report. There have been no material changes to our risk factors during the third quarter and nine months ended September 30, 2006. A change to our critical accounting policies related to equity-based compensation is described herein.

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

EXECUTIVE SUMMARY

Insituform Technologies, Inc. is a worldwide company specializing in trenchless technologies to rehabilitate, replace, maintain and install underground pipes. We have three principal operating segments: rehabilitation; tunneling; and Tite Liner®. These segments have been determined based on the types of products sold, and each is reviewed and evaluated separately. While we use a variety of trenchless technologies, our CIPP process contributed 72.0% of our revenues in the first nine months of 2006 and 67.2% of our revenues in the first nine months of 2005.

Revenues are generated principally in the United States, Canada, the United Kingdom, the Netherlands, France, Belgium, Spain, Switzerland, Chile and Poland and include product sales and royalties from our joint ventures in Europe and Asia and from unaffiliated licensees and sub-licensees throughout the world. The United States remains our single largest market, representing approximately 76.5% of total revenue in the first nine months of 2006 and 79.2% of total revenue in the first nine months of 2005. See Note 5 to the consolidated financial statements contained in this report for additional segment and geographic information and disclosures.

RESULTS OF OPERATIONS - Three and Nine Months Ended September 30, 2006 and 2005

The following table highlights the results for each of the segments and periods presented (dollars in thousands):

Three Months Ended September 30, 2006

Segment	Revenues	Gross Profit (Loss)	Gross Profit (Loss) Margin	Operating Expenses	Operating Income (Loss)	Operating Income (Loss) Margin
Rehabilitation	$118,269	$28,927	24.5%	$20,702	$8,225	7.0%
Tunneling	16,002	(868)	-5.4	2,095	(2,963)	-18.5
Tite Liner®	9,805	3,581	36.5	1,496	2,085	21.3
Total	$144,076	$31,640	22.0%	$24,293	$7,347	5.1%

Three Months Ended September 30, 2005

Segment	Revenues	Gross Profit	Gross Profit Margin	Operating Expenses	Operating Income (Loss)	Operating Income (Loss) Margin
Rehabilitation	$107,821	$26,596	24.7%	$18,083	$8,513	7.9%
Tunneling	35,724	2,767	7.7	4,034	(1,267)	- 3.5
Tite Liner®	11,668	3,487	29.9	1,274	2,213	19.0
Total	$155,213	$32,850	21.2%	$23,391	$9,459	6.1%

Nine Months Ended September 30, 2006

Segment	Revenues	Gross Profit (Loss)	Gross Profit (Loss) Margin	Operating Expenses	Operating Income (Loss)	Operating Income (Loss) Margin
Rehabilitation	$355,147	$83,435	23.5%	$61,473	$21,962	6.2%
Tunneling	49,843	(1,318)	-2.6	6,769	(8,087)	-16.2
Tite Liner®	36,851	12,249	33.2	4,814	7,435	20.2
Total	$441,841	$94,366	21.4%	$73,056	$21,310	4.8%

Nine Months Ended September 30, 2005

Segment	Revenues	Gross Profit (Loss)	Gross Profit (Loss) Margin	Operating Expenses	Operating Income (Loss)	Operating Income (Loss) Margin
Rehabilitation	$336,279	$81,172	24.1%	$55,852	$25,320	7.5%
Tunneling	85,123	(2,438)	-2.9	9,937	(12,375)	-14.5
Tite Liner®	27,929	8,438	30.2	3,799	4,639	16.6
Total	$449,331	$87,172	19.4%	$69,588	$17,584	3.9%

The following table summarizes the increases (decreases) in key financial data for the three and nine months ended September 30, 2006 as compared with the same periods in 2005 (dollars in thousands):

	Three Months Ended September 30, 2006 vs. 2005		Nine Months Ended September 30, 2006 vs. 2005
	Total Increase (Decrease)	Percentage Increase (Decrease)	Total Increase (Decrease)	Percentage Increase (Decrease)
Consolidated
Revenues	$(11,137)	-7.2%	$(7,490)	-1.7%
Gross profit	(1,210)	-3.7	7,194	8.3
Operating expenses	902	3.9	3,468	5.0
Operating income	(2,112)	-22.3	3,726	21.2

Rehabilitation
Revenues	10,448	9.7	18,868	5.6
Gross profit	2,331	8.8	2,263	2.8
Operating expenses	2,619	14.5	5,621	10.1
Operating income	(288)	-3.4	(3,358)	-13.3

Tunneling
Revenues	(19,722)	-55.2	(35,280)	-41.4
Gross profit	(3,635)	-131.4	1,120	45.9
Operating expenses	(1,939)	-48.1	(3,168)	-31.9
Operating income	(1,696)	-133.9	4,288	34.7

Tite Liner®
Revenues	(1,863)	-16.0	8,922	31.9
Gross profit	94	2.7	3,811	45.2
Operating expenses	222	17.4	1,015	26.7
Operating income	(128)	-5.8	2,796	60.3

Interest Expense	(451)	-20.8	(1,319)	-20.4
Taxes	402	20.1	3,180	87.8

Overview

Consolidated net earnings were essentially unchanged in the third quarter of 2006 compared to the third quarter of 2005. Rehabilitation revenues increased by 9.7% in the third quarter of 2006 compared to the third quarter of 2005 due to improvements in crew productivity, while gross profit increased due to the higher revenues. The first nine months of 2006 saw rehabilitation revenue growth of only 5.6%, due to slow market conditions in late 2005, while gross profit increased by 2.8%. Rehabilitation results in the first nine months of 2005 include the benefit of an insurance claim receivable. See Note 7 - “Boston Installation” for further discussion. The tunneling business continued to struggle with underutilized equipment in the third quarter of 2006 and experienced larger gross profit and operating losses in the third quarter of 2006 compared to the third quarter of 2005. Sales of tunneling property and equipment resulted in gains of $1.4 million in the third quarter of 2006 and $1.6 million in the first nine months of 2006. We continue to investigate alternatives to reduce the level of equipment in the tunneling business. Tite Liner® saw lower revenues, but flat gross profit in the third quarter of 2006 compared to the third quarter of 2005. Tite Liner®’s third quarter of 2006, while very strong, was compared to an exceptionally strong third quarter for Tite Liner®’s South American operations in the third quarter of 2005. However, Tite Liner®’s gross profit margin was stronger in the third quarter of 2006 at 36.5% compared to 29.9% in the third quarter of 2005 due to efficiencies gained from sustained volume throughout 2006. Tite Liner®’s stronger gross margins prevented a steeper decrease in operating income in the third quarter of 2006 compared to the third quarter of 2005.

Consolidated operating expenses increased by $0.9 million, or 3.9%, in the third quarter of 2006 and $3.5 million, or 5.0%, in the first nine months of 2006 compared to the same periods in 2005 due primarily to the following:

	Three Months Ended September 30, 2006 vs. 2005	Nine Months Ended September 30, 2006 vs. 2005
	Increase (Decrease)	Increase (Decrease)
	(dollars in thousands)
Incentive compensation expense	$1,155	$2,461
Stock option expense	690	2,488
Other equity compensation expense	(12)	423
Legal expenses	166	1,292
Other	(1,097)	(3,196)
Total increase	$902	$3,468

Incentive compensation expense increased in the third quarter and first nine months of 2006 due to our results approximating our incentive compensation targets, whereas such targets were not met in the same periods in 2005. Equity compensation expense was higher in the third quarter and first nine months of 2006 compared to the same periods in 2005 due to the implementation of new accounting rules which require the recording of expense for stock options issued from our equity incentive plans. Pretax stock option expense, which was not recorded in the prior-year periods, was $0.7 and $2.5 million in the third quarter and first nine months of 2006, respectively. See Note 2 to the consolidated financial statements contained in this report for further discussion of equity-based compensation. All other operating expenses which includes employee, facilities, consulting and other expenses, decreased in the third quarter and first nine months of 2006 compared to the same periods in 2005 due to lowered operating expenses in the tunneling and North American rehabilitation businesses which related to recent restructuring efforts.

In the past few years, we have increased our emphasis on protecting the intellectual property that is at the core of our business. As part of this effort, we have actively prosecuted a number of legal proceedings seeking to collect damages and to enforce other remedies against third parties based upon patent infringement, breach of license and implied license agreements and unauthorized use of trade secrets involving our proprietary intellectual property.

In one such case filed against Cat Contracting, Inc., Michigan Sewer Company and FirstLiner USA, Inc. in the United States District Court in Houston, Texas, we had received a judgment of $9.5 million in 1999 based upon the infringement of certain in-liner patents we owned. Upon subsequent appeal, the finding of infringement was upheld, but the award of damages, including the finding of willfulness, was subject to rehearing. We believed that we had a strong position in upholding the original damage award and, after investigation, we also concluded that the defendants had a viable source to collect all or a portion of the award, if confirmed. On the basis of these determinations, we decided to aggressively pursue the rehearing on damages. The damages rehearing was completed in the third quarter of 2006 and we currently are awaiting the court’s decision.

In June 2005, after investigation, we commenced a lawsuit in the United States District Court in Memphis, Tennessee against our long-time international partner, Per Aarsleff A/S, a Danish public company, and certain of its subsidiaries and affiliates. The suit alleges breach by these entities of license agreements and implied license agreements with us involving our proprietary intellectual property relating to the Insituform CIPP process. We seek monetary damages for breach of our license agreements and implied license agreements between the Per Aarsleff entities and our company and for royalties owed by the Per Aarsleff entities to us under these agreements. We recently amended our complaint against the Per Aarsleff entities to include additional damage claims based upon Per Aarsleff’s continued use of our patented technology in Denmark, Sweden and Finland following the termination of the license agreements and Per Aarsleff’s use of our trade secrets in its Danish tube manufacturing facility. Our amended complaint also seeks an injunction against Per Aarsleff’s continued operation of the tube manufacturing facility. In April 2006, we filed a separate patent infringement action in Denmark against Per Aarsleff seeking to enjoin its continued use of an inversion device covered by one of our European patents. We also have filed a separate legal action in Germany against Per Aarsleff relating to its conduct involving our joint venture company in Germany and are reviewing transactions between Per Aarsleff and our joint venture companies in Germany and Italy to determine whether all transactions between Per Aarsleff and such companies were fair and at arms’-length prices. We estimate the aggregate claims in these matters to be in excess of $10.0 million. Due to the uncertainties of litigation, as well as issues regarding the collectibility of damage awards, there can be no assurance regarding these litigations at this time or as to the amount of money, if any, that we may ultimately recover against Per Aarsleff.

In June 2005, we filed a petition in State Court in St. Louis County, Missouri against Reynolds, Inc., certain of its subsidiaries and affiliates and an officer of Reynolds, Inc. This suit recently was moved to the United States District Court in St. Louis.

The suit alleges that Reynolds, among other things, (i) tortiously interfered with a non-competition and confidentiality agreement we had with a former employee and (ii) misappropriated our trade secrets. In April 2005, the St. Louis County Court had entered a temporary injunction against our former employee, finding that he had violated the terms of his non-competition and confidentiality agreement with us and had retained, misappropriated and disseminated to Reynolds, Inc. property of our company for the benefit of Reynolds. In light of the court’s April 2005 findings, we amended our petition to add Reynolds as a defendant in the action.

As discussed in previous reports, we also are vigorously pursuing a number of tunneling claims, and continue to incur significant legal costs and expenses in prosecuting such actions. As of September 30, 2006, we had approximately $17.0 million in tunneling claims, of which approximately $6.5 million has been recognized.

We have recorded significant expenses, including attorneys’ fees and other litigation costs, in connection with the prosecution of these intellectual property lawsuits, tunneling claims and other legal matters. For the nine months ended September 30, 2006 and 2005, we incurred attorneys’ fees and litigation costs of approximately $4.5 million and $3.2 million, respectively, with respect to these lawsuits and other legal matters. Other than $6.5 million and $7.5 million in receivables related to tunneling claims and our claim against our excess insurance carrier (see Note 7 “Boston Installation”), respectively, we have not recorded any receivable related to these lawsuits. We have vigorously pursued these lawsuits based upon our business judgment that the possibility of recovery of substantial damages, the granting of the requested injunctive relief and other ancillary benefits arising from our proactive protection of our intellectual property, justifies the expenses previously incurred and currently projected. Because of the substantial uncertainty at this time with respect to the liability and/or damages outcomes, including the collectibility of any damages awarded, we cannot estimate a dollar amount or range of recovery from these lawsuits at this time.

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

Backlog	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
	(in millions)
Rehabilitation	$201.2	$186.8	$216.2	$213.3	$207.8
Tunneling	80.7	70.1	50.2	66.3	83.6
Tite Liner®	13.2	15.6	20.1	20.2	10.7
Total	$295.1	$272.5	$286.5	$299.8	$302.1

The dollar amount of backlog is not necessarily indicative of future earnings relative to the performance of such work. Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Rehabilitation Segment

Revenues
Revenues increased by 9.7% in the rehabilitation segment in the third quarter of 2006 compared to the third quarter of 2005 due to increased crew productivity and the strengthening of the rehabilitation market in the United States. With crew productivity improvements, we have been able to generate more revenue with fewer crews in the third quarter and first nine months of 2006 compared to the same periods in 2005. With the rehabilitation market in the United States rebounding after a slow period in late 2005, we have been able to obtain sufficient workable backlog to keep our crews deployed on profitable work.

Revenues increased only 5.6% in the first nine months of 2006 compared to the first nine months of 2005. This growth is lower than recent trends due to a significant market softening, to the point of contraction, in the United States in late 2005. During this slow period, there was heightened competition for fewer projects, resulting in low-margin pricing, and a decrease in our workable backlog during the first half of 2006. Rather than obtain work at low margins, we were able to take advantage of better margins when the slow period was followed by modest growth in the first quarter of 2006, and even stronger growth in the second and third quarters of 2006.

Backlog in the rehabilitation segment increased $14.4 million, or 7.7%, to $201.2 million at September 30, 2006 compared to $186.8 million at June 30, 2006. The increase is due to much stronger market activity in the second and third quarters of 2006, following a period of slow bidding activity in late 2005 lasting into the first quarter of 2006. However, due to changing market behavior, the incubation period between contract awards and release of workable backlog has grown longer. Consequently, there are a significant number of apparent low-bid (ALB) projects that are not included in our reported backlog amounts above.
Due to stronger market activity in the second and third quarters of 2006 in rehabilitation, ALB projects increased by 22% from the end of 2005.

Gross Profit and Margin
Rehabilitation gross profit increased by 8.8% in the third quarter of 2006 compared to the third quarter of 2005 due primarily to higher revenues and increased crew efficiencies, partially offset by higher material costs. Crew efficiencies enabled us to generate higher revenue on essentially flat labor costs. In contrast, material costs increased significantly, driven primarily by resin costs. Resin, a petroleum based product, is subject to pricing volatility, and is a significant raw material in our CIPP process. In many cases, we have the ability to pass price increases to our customers. However, to the extent we may have longer-term contracts with fixed pricing, our ability to pass through such price increases may be limited. In the third quarter of 2006, our ability to pass through such raw material price increases, along with increased crew efficiencies, has enabled us to maintain a gross profit margin of 24.5% compared to 24.7% in the third quarter of 2005.

Rehabilitation gross profit in the first nine months of 2006 increased by 2.8%, largely due to similar factors as described above. In addition, gross profit in the first nine months of 2005 included a $3.4 million benefit from a claim recognized against our excess liability insurance carrier. In the first nine months of 2006, we recorded an additional $0.5 million related to additional amounts from the same claim. We record claims only when the realization of the claim is reasonably assured at an estimated recoverable amount. Excluding the effect of the claims recognized, gross profit would have increased by $5.2 million to $82.9 million in the first nine months of 2006 compared to $77.7 million in the first nine months of 2005. Likewise, gross profit margin would have been 23.3% in the first nine months of 2006 compared to 23.1% in the first nine months of 2005.

A table reconciling gross profit, excluding the effect of insurance claims, to gross profit, as reported, is provided in the table below for the first nine months of 2006 compared to the same period in 2005 (dollars in thousands):

	Nine Months Ended September 30,
	2006	2005
Gross profit, excluding insurance claims	$82,909	$77,725
Gross profit margin, excluding insurance claims	23.3%	23.1%
Effect of insurance claims recognition	526	3,447
Gross profit, as reported	$83,435	$81,172
Gross profit margin, as reported	23.5%	24.1%

Operating Expenses
Operating expenses increased 14.5% in the third quarter of 2006 compared to the third quarter of 2005 due to higher corporate expenses, including incentive compensation, equity compensation and legal expenses. Operating expenses, as a percentage of revenue, were 17.5% in the third quarter of 2006 compared to 16.8% in the third quarter of 2005.

Likewise, operating expenses increased by 10.1% in the first nine months of 2006 compared to the first nine months of 2005. Operating expenses, as a percentage of revenue, were 17.3% in the first nine months of 2006 compared to 16.6% in the first nine months of 2005.

Operating Income and Margin
Higher revenues and gross profit, offset by higher operating expenses, combined to cause operating income to be relatively flat in the third quarter of 2006 compared to the third quarter of 2005. However, rehabilitation operating margin, which is operating income as a percentage of revenue, declined to 7.0% in the third quarter of 2006 compared to 7.9% in the third quarter of 2005.

The factors described above caused operating income to decrease by 13.3% in the first nine months of 2006 compared to the first nine months of 2005. The operating margin also decreased to 6.2% in the first nine months of 2006, compared to 7.5% in the first nine months of 2005.

Tunneling Segment

Revenues
Tunneling’s revenues were 55.2% lower in the third quarter of 2006 compared to the third quarter of 2005 due to fewer active projects and lower backlog. The combination of management’s focus on completing existing jobs and a more selective bidding strategy caused tunneling’s backlog to decline sharply over the last several quarters through the second quarter of 2006. The same factors have similarly impacted tunneling’s revenues in the first nine months of 2006 compared to the first nine months of 2005.

In consideration of the time lag between winning a bid and the commencement of a project, revenue is expected to remain below year-ago levels through the end of 2006. However, with the completion of several problem tunneling jobs, management has been able to renew its efforts to obtain profitable work that is compatible with tunneling’s core mining competency. Consequently, backlog has increased from $70.1 million at June 30, 2006 to $80.7 million at September 30, 2006. This represents an increase of $14.4 million compared to December 31, 2005 and a decrease of $2.9 million compared to September 30, 2005.

Gross Profit and Margin
Tunneling’s gross loss was $0.9 million in the third quarter of 2006 compared to gross profit of $2.8 million in the third quarter of 2005. The gross loss in the third quarter of 2006 was primarily due to underutilized equipment costs. Underutilized equipment costs (primarily depreciation and operating lease expenses) were $2.3 million in the third quarter of 2006 compared to $1.4 million in the third quarter of 2005. As a result of the completion of several problematic low-margin or loss jobs and the slow addition of new work, there is considerable tunneling equipment that is idle, resulting in underutilized equipment costs. Excluding underutilized equipment costs, tunneling would have posted a gross profit of $1.5 million, or 9.1%, in the third quarter of 2006. Tunneling’s gross profit in the third quarter of 2005 included the recognition of two claims totaling $2.9 million. Excluding the effects of underutilized equipment and claims recognition tunneling would have posted a gross profit of $1.2 million, or 3.5%, in the third quarter of 2005.

Tunneling’s gross loss was $1.3 million in the first nine months of 2006 compared to $2.4 million in the first nine months of 2005. Tunneling’s gross loss in the first nine months of 2006 also included underutilized equipment costs of $6.8 million offset by claims revenue of $0.7 million. Tunneling’s gross loss in the first nine months of 2005 included underutilized equipment costs of $2.8 million and claims revenue of $3.8 million. Excluding the effects of underutilized equipment and claims, tunneling’s gross profit would have been $4.8 million, or 9.6%, in the first nine months of 2006 compared to a gross loss of $3.4 million, or a negative 4.0%, in the first nine months of 2005.

Gross profit (loss), excluding the effect of underutilized equipment and recognized claims, is presented in the table below and reconciled to reported gross profit (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gross profit (loss), excluding underutilized equipment and claims	$1,463	$1,248	$4,784	$(3,422)
Gross profit margin, excluding underutilized equipment and claims	9.1%	3.5%	9.6%	-4.0%
Underutilized equipment costs	(2,331)	(1,412)	(6,777)	(2,845)
Claims recognized	-	2,931	675	3,829
Gross profit (loss), as reported	$(868)	$2,767	$(1,318)	$(2,438)
Gross profit margin, as reported	-5.4%	7.7%	-2.6%	-2.9%

The table above demonstrates tunneling performance as if the level of equipment were reduced to an appropriate level for its operations and excludes the effects of claims recognized. The low margins and loss in the three- and nine-month periods ended September 30, 2005 are due to the adverse effects of low-margin and loss jobs that were ongoing in those periods.

As underutilized equipment costs represented a significant factor in tunneling’s gross loss in the third quarter and first nine months of 2006, we continue to explore alternatives to reduce the level of equipment to fit the tunneling operation’s ongoing business model. Sales of tunneling property and equipment resulted in gains of $1.4 million and $1.6 million in the third quarter and first nine months of 2006, respectively. However, there can be no assurances that further opportunities for property and equipment reduction in the tunneling business will be available to us.

Some of the problems experienced on a number of completed tunneling projects may have related claims that could benefit gross profit in future periods. At September 30, 2006, our tunneling operation had approximately $17.0 million in outstanding claims against third parties relating to, among other things, differing site conditions and defective customer specifications. Of this amount, $6.5 million had been recorded in the financial statements through September 30, 2006, none of which occurred in the third quarter. Claims of $0.7 million were recognized in the first nine months of 2006. In accordance with our accounting policies, we record a claim to income when realization of the claim is reasonably assured, and we can estimate a recoverable amount.

During 2005 and 2006, we redoubled our efforts regarding tunneling claims and have aggressively pursued all outstanding claims, either through discussions and/or negotiations with our clients, alternative dispute resolution proceedings or, if necessary, litigation.

While we believe our tunneling operation will return to profitability, to the extent additional losses persist, we may have exposure to the recovery of our goodwill of $8.9 million associated with the tunneling segment.

Operating Expenses
Operating expenses in the tunneling segment decreased by 48.1% in the third quarter of 2006 and by 31.9% in the first nine months of 2006 compared to the same periods in 2005. Operating expenses were lower in the third quarter and first nine months of 2006 due to reductions in administrative staffing and related costs to adjust to a lower operating base, partially offset by higher corporate expenses allocated to tunneling for increased management efforts to run the business. Operating expenses as a percentage of revenue were 13.1% and 13.6% in the third quarter and first nine months of 2006, respectively, compared to 11.3% and 11.7% in the same periods of 2005, respectively.

Operating Loss and Margin
Tunneling’s operating loss widened by $1.7 million in the third quarter of 2006 compared to the third quarter of 2005 due primarily to the effects of claims recognized in 2005. Tunneling’s operating margin was a negative 18.5% in the third quarter of 2006 compared to a negative 3.5% in the third quarter of 2005.

Tunneling’s operating loss narrowed by $4.3 million in the first nine months of 2006 compared to the first nine months of 2005 due to the completion of several problem projects earlier this year. Tunneling’s operating margin was a negative 16.2% in the first nine months of 2006 compared to a negative 14.5% in the first nine months of 2005.

Tite Liner® Segment

Revenues
Tite Liner® revenues decreased by 16.0% in the third quarter of 2006 compared to the third quarter of 2005 as the third quarter of last year was an exceptionally strong quarter, particularly for our South American operations. Revenues from our South American operations were $2.6 million lower in the third quarter of 2006 compared to the third quarter of 2005, while revenues from our North American (U.S. and Canada) operations increased by $0.7 million in the third quarter of 2006 compared to the third quarter of 2005.

Tite Liner® revenues were 31.9% higher in the first nine months of 2006 compared to the same period last year due to very strong revenue in the first half of 2006. Backlog, which can be an indicator of future revenues, was $11.6 million, or 134.0% higher at the beginning of 2006 compared to the backlog at the beginning of 2005.

Tite Liner® normally experiences increased demand during periods of high prices for oil and other mined commodities. At September 30, 2006, Tite Liner® backlog was $13.2 million, which was $2.6 million, or 24.5%, higher than the backlog level at September 30, 2005. As such, it is expected that revenues will remain strong through the end of 2006. However, revenues may not necessarily be above year-ago levels in the fourth quarter of 2006.

Gross Profit and Margin
Despite a decrease in third quarter 2006 revenues, gross profit was slightly higher in the third quarter of 2006 compared to the third quarter of 2005 due to stronger gross profit margins in the U.S. and South America. Stronger margins resulted from efficiencies gained through sustained volume throughout 2006. Gross profit margins were 36.5% in the third quarter of 2006 compared to 29.9% in the third quarter of 2005.

Gross profit was 45.2% higher in the first nine months of 2006 compared to the first nine months of 2005 due to higher revenues and efficiencies gained from higher volume. Gross profit margins were also higher at 33.2% in the first nine months of 2006 compared to 30.2% in the first nine months of 2005.

Operating Expenses
Operating expenses were 17.4% higher in the third quarter of 2006 compared to the third quarter of 2005 due primarily to additional staffing and additional corporate expenses to support anticipated growth in the Tite Liner® business. As a percentage of revenue, operating expenses were 15.3% in the third quarter of 2006 compared to 10.9% in the third quarter of 2005. Operating expenses were higher as a percentage of revenue due to lower revenues in the third quarter of 2006 compared to the third quarter of 2005.

Similar factors caused operating expenses to be 26.7% higher in the first nine months of 2006 compared to the first nine months of 2005. However, due to higher revenues in 2006 compared to 2005, operating expenses as a percentage of revenue decreased to 13.1% compared to 13.6% in the first nine months of 2005.

Operating Income and Margin
Operating income was only 5.8% lower in the third quarter of 2006 compared to the third quarter of 2005 despite the decrease in revenues. Our slightly higher gross profit on stronger gross margins prevented a steeper decrease in operating income. Operating margin, which is operating income as a percentage of revenue, strengthened to 21.3% in the third quarter of 2006 compared to 19.0% in the third quarter of 2005.

Higher revenues through the first nine months of 2006 caused operating income to increase by 60.3% during the period compared to the first nine months of 2005. Due to our strengthening gross profit margin, the operating margin likewise increased to 20.2% in the first nine months of 2006 compared to 16.6% the first nine months of 2005.

INTEREST AND OTHER INCOME (EXPENSE)

Interest Expense
Interest expense declined approximately $0.5 million and $1.3 million in the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005 due to the following factors (dollars in thousands):

	Three Months Ended September 30, 2006 vs. 2005	Nine Months Ended September 30, 2006 vs. 2005
	Total Increase (Decrease)	Total Increase (Decrease)
Debt principal amortization - Series A Notes	$ (349)	$ (1,047)
Increased rates due to debt amendments on March 16, 2005	-	84
Interest on short-term borrowings and other	(102)	(356)
Total decrease in interest expense	$(451)	$ (1,319)

Interest Income
Interest income was $0.8 million and $2.5 million in the third quarter and first nine months of 2006, respectively, compared to $0.4 million and $1.4 million in the third quarter and first nine months of 2005, respectively. Interest income in the third quarter of 2006 includes $0.1 million related to pre-judgment interest on an insurance claim receivable from our excess insurance coverage carrier. For the first nine months of 2006, we recorded $0.7 million in interest income related to this insurance claim, which is $0.4 million more than what was recorded in the first nine months of 2005. The claim amount was adjusted in the second quarter of 2006 for additional amounts determined to be included in the claim, and additional interest was also recorded to recognize a higher pre-judgment interest rate. In addition to the insurance claim, interest is higher due to improved cash balances and higher interest rates on deposits due to better market conditions and improved treasury practices.

Other Income
Other income was $1.5 million and $1.9 million in the third quarter and first nine months of 2006, respectively, compared to other expense of $0.2 million and $0.4 million in the same periods in 2005. The primary components of other income in the third quarter of 2006 included gains of $1.4 million on the disposition of tunneling property and equipment. Likewise, gains of $1.6 million were recorded on dispositions of tunneling property and equipment in the first nine months of 2006.

Taxes on Income
Taxes on income increased in the third quarter and first nine months of 2006 compared to the same periods in 2005 due primarily to higher pre-tax income and a higher effective tax rate. Our effective tax rate was 30.4% and 32.9% in the third quarter and first nine months of 2006, respectively, compared to 26.9% and 30.0% in the same periods in 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Equivalents

	September 30, 2006	December 31, 2005
	(in thousands)
Cash and cash equivalents	$75,125	$77,069
Cash restricted - in escrow	5,289	5,588
Total	$80,414	$82,657

Sources and Uses of Cash
We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt servicing and investments. Our primary source of cash is operating activities. Besides operating activities, we occasionally borrow under our line of credit to fund operating activities, including working capital investments. Information regarding our cash flows for the first nine months of 2006 and 2005 is further discussed below and is presented in our consolidated statements of cash flows contained in this report.

Cash Flows from Operating Activities
Operating activities provided $19.4 million in the first nine months of 2006 compared to $8.3 million in the first nine months of 2005, with improvements related to the $5.3 million increase in net income in the current year period and changes in operating assets and liabilities, which used $11.3 million in the first nine months of 2006 compared to $16.9 million in the first nine months of 2005. In the first nine months of 2006, changes in receivables, inventories and prepaid expenses used $21.1 million, but were partially offset by changes in accounts payable and accrued expenses, which provided $9.8 million. Equity-based compensation, a non-cash expense, increased significantly to $3.7 million in the first nine months of 2006 compared to $0.8 million in the first nine months of 2005 due to the implementation of new accounting rules that require the recording of expense for equity-based compensation awards. See Note 2 to the consolidated financial statements contained in this report for a discussion of our implementation of these accounting rules.

Cash Flows from Investing Activities
Investing activities used $8.7 million in the first nine months of 2006 compared to $20.7 million in the first nine months of 2005. In the first nine months of 2006, capital expenditures were $14.1 million and were partially offset by $3.9 million received from the sale of property and assets and $1.4 million received from the conversion of permanent life insurance policies on current and former employees. Capital expenditures are primarily for equipment used in our steam-inversion process and replacement of older equipment, primarily in the United States. Investing activities in the first nine months of 2005 included capital expenditures of $20.9 million, investments in patents of $0.6 million and $0.7 million received from asset dispositions. Capital expenditures are expected to be higher in the fourth quarter of 2006 due to continued investment in and implementation of steam-inversion process equipment and other logistics cost reduction initiatives. Fourth quarter 2006 capital expenditures may be partially offset by sales of real estate and tunneling equipment.

Cash Flows from Financing Activities
Financing activities used $11.9 million in the first nine months of 2006 compared to $10.7 million in the first nine months of 2005. In the first nine months of 2006, cash used in financing activities included our regularly scheduled Senior Note amortization payment of $15.7 million. In addition, we repaid $3.5 million on notes payable and $0.1 million in financing fees related to our credit facility obtained in February 2006. In the first nine months of 2006, we received $3.9 million from option exercises compared to $1.0 million in the first nine months of 2005. Most of this year’s cash from option exercises was received in the first quarter when our stock price rose to its highest level in several years. In addition, we recorded $0.8 million for additional tax benefit from the exercise of stock options in the first nine months of 2006. Proceeds from notes payable of $2.8 million is related to the financing of certain annual insurance premiums.

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

The following table provides a summary of our financial obligations and commercial commitments as of September 30, 2006 (in thousands). This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases.

Payments Due by Period

Cash Obligations(1) (2)	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$80,758	$3	$15,723	$13	$13	$6	$65,000
Notes payable	1,823	724	1,099	-	-	-	-
Interest on debt and notes	30,499	2,152	4,966	4,251	4,251	4,251	10,628
Line of credit facility(3)	-	-	-	-	-	-	-
Operating leases	32,815	3,677	11,071	9,320	5,225	1,401	2,121
Total contractual cash obligations	$145,895	$6,556	$32,859	$13,584	$9,489	$5,658	$77,749

(1)	Cash obligations are not discounted. See Notes 7 and 8 to the consolidated financial statements contained in this report regarding commitments and contingencies and financings, respectively.
(2)	A resin supply contract with one of our vendors is excluded from this table. See “Market Risk - Commodity Risk” under Item 3 of Part I of this report for further discussion.
(3)
As of September 30, 2006, there was no borrowing balance on the credit facility and, therefore, there was no applicable interest rate as the rates are determined on the borrowing date. The available balance was $19.5 million, and the commitment fee was 0.2%. The remaining $15.5 million was reserved for non-interest bearing letters of credit, $14.5 million of which was collateral for insurance and $1.0 million was collateral for performance of work and prepayment of billings related to a project overseas. We generally use the credit facility from time to time for short-term borrowings and disclose amounts outstanding as a current liability.

OFF-BALANCE SHEET ARRANGEMENTS

We use various structures for the financing of operating equipment, including borrowings, operating and capital leases, and sale-leaseback arrangements. All debt, including the discounted value of future minimum lease payments under capital lease arrangements, is presented in our consolidated balance sheet. Our future commitments under operating lease arrangements, which extend beyond 2010, were $32.8 million at September 30, 2006. We also have exposure under performance guarantees by contractual joint ventures and indemnification of our surety. However, we have never experienced any material adverse effect on our consolidated financial position, results of operations or cash flows relative to these arrangements. All foreign joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 7 to the consolidated financial statements contained in this report regarding commitments and contingencies.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at September 30, 2006 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, is not material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever possible. The fair value of our long-term debt, including current maturities, was approximately $75.5 million at September 30, 2006. Market risk was estimated to be $2.9 million as the potential increase in fair value resulting from a hypothetical 10% decrease in our debt-specific borrowing rates at September 30, 2006.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliates operating solely in countries outside of the United States and in currencies other than the U.S. dollar. Consequently, these operations are inherently exposed to risks associated with fluctuation in the value of local currencies of these countries compared to the U.S. dollar. At September 30, 2006, our holdings in financial instruments, not including cash and cash equivalents, denominated in foreign currencies were immaterial.

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

ITEM 4. CONTROLS AND PROCEDURES

Our company’s management, with the participation of our chief executive officer and controller, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. Based on this evaluation, the chief executive officer and controller have concluded that our disclosure controls were effective at September 30, 2006.

We maintain internal controls and procedures designed to ensure that we are able to collect the information subject to required disclosure in reports we file with the United States Securities and Exchange Commission, and to process, summarize and disclose this information within the time specified by the rules set forth by the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the third quarter of 2002, an accident on an Insituform CIPP Process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. We fully cooperated with Iowa’s state OSHA in the investigation of the accident. Iowa OSHA issued a Citation and Notification of Penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. We challenged Iowa OSHA’s findings, and in the fourth quarter of 2003, an administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. We appealed the decision of the Employment Appeal Board to the Iowa District Court for Polk County, which, in the first quarter of 2005, reduced the penalties back to $158,000. We appealed the decision of the Iowa District Court and, on February 8, 2006, our appeal was heard by the Iowa Court of Appeals. On March 17, 2006, the Court of Appeals issued its opinion, vacating all citations issued under the general industry standards (all citations except two serious citations) and reducing total penalties to $4,500. Thereafter, the Employment Appeal Board filed a petition for further review with the Iowa Supreme Court, and we filed a resistance to the petition. On September 29, 2006, the Iowa Supreme Court granted the Employment Appeal Board’s petition for further review, and set the case for consideration during the week of December 4, 2006. In a companion action brought by the Employment Appeal Board against the City of Des Moines (events arising out of the Des Moines accident), the Iowa Supreme Court recently reversed the Iowa Court of Appeal’s earlier decision, which previously had affirmed the dismissal of all citations and penalties previously issued against the City of Des Moines. In so reversing, the Iowa Supreme Court reinstated two serious citations and penalties of $9,000 against the City of Des Moines. We cannot predict the effect that the recent Iowa Supreme Court ruling will have on our pending case before the court.

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

INSITUFORM TECHNOLOGIES, INC.

October 31, 2006	By: /s/ David A. Martin
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