Form 10-K
period 2006-12-31
INSITUFORM TECHNOLOGIES INC
filed 2007-02-23
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 0-10786

Insituform Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3032158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

702 Spirit 40 Park Drive
Chesterfield, Missouri	63005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	636-530-8000

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Name of each exchange on which reported
Class A Common Shares, $.01 par value	The Nasdaq Global Select Market
Preferred Stock Purchase Rights	The Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act. Yes ☐ No ☑

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2006: $621,041,614

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: Class A common shares, $.01 par value, as of February 20, 2007: 27,247,985 shares

DOCUMENTS INCORPORATED BY REFERENCE

As provided herein, portions of the documents below are incorporated by reference:

Document	Part - Form 10-K

Registrant’s Proxy Statement	Part III
for the 2007 Annual Meeting of
Stockholders

PART I

Item 1.	Business

Forward-Looking Information

This Annual Report on Form 10-K contains various forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that are based on information currently available to the management of Insituform Technologies, Inc. and on management’s beliefs and assumptions. When used in this document, the words “anticipate,” “estimate,” “believe,” “plan,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties and include among others, our belief with respect to estimated and anticipated costs to complete ongoing projects, our belief that our documentation will substantiate contract claim conditions, our expectation with respect to the completion dates of ongoing projects and the amount of backlog we will perform, our belief of the amounts we may recover for pending tunneling claims, our intention to obtain work that is comparable with our tunneling operation’s core competency, our belief with respect to anticipated levels of operating expenses, our belief that we have adequate resources and liquidity to fund future cash requirements and debt repayments, our expectation with respect to the anticipated growth of our businesses and our belief with respect to the strength of our trademark and our degree of market penetration. Our actual results may vary materially from those anticipated, estimated or projected due to a number of factors, such as the competitive environment for our products and services, the availability and pricing of raw materials used in our operations, increased competition upon expiration of our patents or the inadequacy of one or more of our patents to protect our operations, the geographical distribution and mix of our work, our ability to attract business at acceptable margins, the strength of our marketing and sales skills, foreseeable and unforeseeable issues in projects that make it difficult or impossible to meet projected margins, the timely award or cancellation of projects, our ability to maintain adequate insurance coverage for our business activities, political circumstances impeding the progress of work, our ability to remain in compliance with the financial covenants included in our financing documents, the regulatory environment, weather conditions, the outcome of our pending litigation, our ability to enter new markets and other factors set forth in reports and other documents filed by us with the Securities and Exchange Commission from time to time. We do not assume a duty to update forward-looking statements. Please use caution and do not place reliance on forward-looking statements.

General

Insituform Technologies, Inc. is a worldwide company specializing in trenchless technologies to rehabilitate, replace, maintain and install underground pipes. We have three principal operating segments: rehabilitation, tunneling and Tite Liner®. These segments have been determined primarily based on the types of products sold by each segment, and each is regularly reviewed and evaluated separately. While we use a variety of trenchless technologies, the Insituform® cured-in-place pipe (“CIPP”) process contributed 72.3%, 66.7% and 69.2% of our revenues in 2006, 2005 and 2004, respectively.

Revenues are generated by our company and our subsidiaries operating principally in the United States, Canada, Mexico, the United Kingdom, the Netherlands, France, Belgium, Spain, Switzerland, Poland and Chile, and include product sales and royalties from our joint ventures in Europe and Asia, and unaffiliated licensees and sub-licensees throughout the world. The United States remains our single largest market, representing 75.1% of total revenues in 2006. See Note 12 to our Consolidated Financial Statements contained in this report for additional segment information and disclosures.

We were incorporated in Delaware in 1980, under the name Insituform of North America, Inc. We were originally formed to act as the exclusive licensee of the Insituform® CIPP process in most of the United States. When we acquired our licensor in 1992, our name changed to Insituform Technologies, Inc. As a result of our successive licensee acquisitions, our business model has evolved from purely licensing technology and manufacturing materials to performing the entire Insituform® CIPP process and other trenchless technologies, in most geographic locations.

As used in this Annual Report on Form 10-K, the terms “Company” and “Insituform Technologies” refer to Insituform Technologies, Inc. and, unless the context otherwise requires, its direct and indirect wholly-owned subsidiaries. For certain information concerning our industry segments and geographic areas, see Note 12 to our Consolidated Financial Statements contained in this report.

Available Information

Our company’s website is www.insituform.com. We make available on this website under “Investors - SEC,” free of charge, our proxy statements used in conjunction with stockholder meetings, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and amendments to those reports) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and senior financial employees, our Business Code of Conduct applicable to our officers, directors and employees, our Corporate Governance Guidelines, and our Board committee charters are available, free of charge, on this website under “Investors - Corporate Governance.” These documents will be made available, free of charge, to any stockholder requesting them.

Technologies

Pipeline System Rehabilitation

The Insituform® CIPP Process for the rehabilitation of sewers, pipelines and other conduits utilizes a custom-manufactured tube, or liner, made of a synthetic fiber. After the tube is saturated (impregnated) with a thermosetting resin mixture, it is installed in the host pipe by various processes and the resin is then hardened, usually by heating it using various means, including steam, forming a new rigid pipe within a pipe.

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

Thermopipe® is a polyester-reinforced polyethylene lining system for the rehabilitation of distribution water mains. The factory-folded “C” shape liner is winched into the host pipe from a reel and reverted with air and steam. Once inflated and heated, the liner forms a close-fit within the host pipe, creating a jointless, leak-free lining system.

PolyFlex™ and PolyFold™ are methods of rehabilitating transmission and distribution water mains using polyethylene liners. Inserted into a new or existing pipeline by our proprietary installation processes, the liners are continuous and installed tightly against the inner wall of the host pipe, thereby isolating the flow stream from the host pipe wall and eliminating internal corrosion.

iTAP™ is a robotic method for reinstating potable water service connections from inside a main. Traditionally, service connections are restored by excavating each service connection when a water distribution main is renewed with a trenchless process. iTAP™ provides a non-disruptive rehabilitation solution for pipes relined with Thermopipe™, Polyflex™ or Polyfold™ lining systems.

See “Patents” below for information concerning these technologies.

Tunneling

Tunneling typically encompasses the construction of man-entry sized pipelines with access through vertical shafts. From the vertical shaft, a tunnel is constructed using a steerable, locally controlled tunnel boring machine. Pipe is typically installed after the tunnel is constructed.

Tite Liner® Process

Our Tite Liner® process is a method of lining new and existing pipe with a corrosion and abrasion resistant polyethylene pipe.

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

We are required to carry insurance and provide bonding in connection with certain installation projects and, accordingly, maintain comprehensive insurance policies, including workers’ compensation, general and automobile liability, and property coverage. We believe that we presently maintain adequate insurance coverage for all installation activities. We have also arranged bonding capacity for bid, performance and payment bonds. Typically, the cost of a performance bond is less than 1% of the contract value. We are required to indemnify the surety companies against losses from third-party claims of customers and subcontractors. The indemnification obligations are collateralized by unperfected liens on our assets and the assets of those subsidiaries that are parties to the applicable indemnification agreement.

We generally invoice our customers as work is completed. Under ordinary circumstances, collection from municipalities in the United States is made within 60 to 90 days of billing. In most cases, 5% to 15% of the contract value is withheld by the owner pending satisfactory completion of the project.

Rehabilitation Activities

Our rehabilitation activities are conducted principally through installation and other construction operations performed directly by us or our subsidiaries. In certain geographic regions, we have granted licenses to unaffiliated companies. As described under “Ownership Interests in Operating Licensees and Project Joint Ventures” below, we also have entered into joint ventures from time to time to capitalize on our trenchless rehabilitation processes. Under these contractual joint venture relationships, work is bid by the joint venture entity and subcontracted to the joint venture partners or to third parties. The joint venture partners are primarily responsible for their subcontracted work, but both joint venture partners are liable to the customer for all of the work. Revenue and associated costs are recorded using percentage-of-completion accounting for our subcontracted portion of the total contract only.

Our principal rehabilitation activities are conducted in North America directly by us or through our subsidiaries.

North American rehabilitation operations, including research and development, engineering, training and financial support systems, are headquartered in Chesterfield, Missouri. During 2006, tube manufacturing and processing facilities for North America were maintained in eight locations, geographically dispersed throughout the United States and Canada.

Outside North America, we conduct Insituform® CIPP process rehabilitation operations through our subsidiaries in the United Kingdom, France, the Netherlands, Spain, Switzerland, Belgium and Poland. Through one of our French subsidiaries, Video Injection S.A.S., acquired in 1998, we utilize multifunctional robotic devices, developed by Video Injection, in connection with the inspection and repair of pipelines. We also maintain a manufacturing facility in Wellingborough, England to support European operations.

In addition to sewer rehabilitation, we restore potable water pipes through Insituform Blue™, a division formed in 2006. Currently operating in the United Kingdom and North America, our Insituform Blue™ division restores water pipes using our Thermopipe™, PolyFlex™ and PolyFold™ lining systems. In addition, after restoring water pipes, we reinstate water service connections using iTAP™, a robotic method that avoids digging and disruption.

European operations are headquartered in Paris, France with principal regional facilities located in the United Kingdom, France, The Netherlands, Spain, Switzerland, Belgium and Poland.

Tunneling Activities

We conduct tunneling, microtunneling and a range of pipe system rehabilitation services throughout the United States through our wholly-owned subsidiary, Affholder, Inc. Our principal administrative functions for tunneling are headquartered in Chesterfield, Missouri.

Tite Liner® Activities

Tite Liner® process operations are conducted in the United States through our United Pipeline Systems division. Worldwide Tite Liner® process operations are headquartered in Durango, Colorado. Outside the United States, Tite Liner® process installation activities are conducted through our operating subsidiaries in Chile and Canada and our Mexican subsidiary in which we own a 55% equity interest through our subsidiary INA Acquisition Corp.

Licensees

We have granted licenses for the Insituform® CIPP process, covering exclusive and non-exclusive territories, to licensees who provide pipe repair and rehabilitation services throughout their respective licensed territories. At December 31, 2006, the Insituform® CIPP process was licensed to five unaffiliated licensees, which operate in the following countries: Israel, Japan, Malaysia, New Zealand, Norway and Singapore. There were no unaffiliated domestic licensees. The licenses generally grant to the licensee the right to utilize our know-how and the patent rights (where they exist) relating to the subject process, and to use our copyrights and trademarks.

Our licensees generally are obligated to pay a royalty at a specified rate, which in many cases is subject to a minimum royalty payment. Any improvements or modifications a licensee may make in the subject process during the term of the license agreement generally becomes our property or is licensed to us. Should a licensee fail to meet its royalty obligations or other material obligations, we may terminate the license. Licensees, upon prior notice to us, may generally terminate the license for specific reasons. We may vary the terms of agreement entered into with new licensees according to prevailing conditions.

We act as licensor under arrangements with approved installers relating to the use of our Thermopipe® process in the United Kingdom and elsewhere on a non-exclusive basis.

Ownership Interests in Operating Licensees and Project Joint Ventures

Through our subsidiary, Insituform Holdings (UK) Limited, we hold one-half of the equity interest in Insituform Rohrsanierungstechniken GmbH, our licensee of the Insituform® CIPP process in Germany. Insituform Rohrsanierungstechniken also conducts Insituform® CIPP process operations in Austria, the Czech Republic, Slovakia, Hungary and Slovenia. The remaining interest in Insituform Rohrsanierungstechniken is held by Per Aarsleff A/S, a Danish contractor. The joint venture partners have rights-of-first-refusal in the event either party determines to divest its interest.

Through our subsidiary, Insituform Technologies Limited, we hold one-half of the equity interest in Insituform Environmental Techniques Limited, our licensee of the Insituform® CIPP process in Ireland. The remaining interest is held by Environmental Techniques Limited, an Irish contractor. The joint venture partners have rights-of-first-refusal in the event the other party determines to divest its interest.

During 2006, we acquired through our subsidiary, INA Acquisition Corp., a 50% equity interest in Insituform Asia Limited, our licensee of the Insituform® CIPP process in the Special Administrative Regions of Hong Kong and Macau. The remaining interest is held by VSL International Ltd. The joint venture partners have rights-of-first-refusal in the event the other party determines to divest its interest.

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

We offer our Tite Liner® process worldwide to industrial customers to line new and existing pipelines.

We bid on tunneling projects in selected geographical markets in the United States. Our current bidding strategy is designed to obtain profitable work that fits tunneling’s core mining competency. Large, more complex tunneling projects are not part of our current strategy for our tunneling operation.

No customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2006, 2005 or 2004.

Contract Backlog

Contract backlog is our expectation of revenues to be generated from received, signed and uncompleted contracts whose cancellation is not anticipated at the time of reporting. Contract backlog excludes any term contract amounts for which there is not specific and determinable work released and projects where we have been advised that we are the low bidder, but have not formally been awarded the contract. The following table sets forth our consolidated backlog, by segment, as of December 31, 2006, 2005 and 2004, respectively.

	December 31,
Backlog	2006	2005	2004
	(In millions)

Rehabilitation	$201.7	$213.3	$190.4
Tunneling	75.7	66.3	129.3
Tite Liner®	12.8	20.2	8.6
Total	$290.2	$299.8	$328.3

The dollar amount of the backlog is not necessarily indicative of our future earnings relative to our performance of such work. Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts. We expect to perform all of the backlog in the rehabilitation and Tite Liner® segments, and nearly all of the backlog in the tunneling segment, during 2007. See “Risk Factors” in Item 1A of this report for further discussion regarding backlog.

Product Development

By using our own laboratories and test facilities, as well as outside consulting organizations and academic institutions, we continue to develop improvements to our proprietary processes, including the materials used and the methods of manufacturing and installing pipe. During the years ended December 31, 2006, 2005 and 2004, we spent $3.6 million, $2.9 million and $2.9 million, respectively, on research and development related activities, including engineering.

Manufacturing and Suppliers

We maintain our North American Insituform® CIPP process liner manufacturing facility in Batesville, Mississippi. In Europe, Insituform Linings Plc. (“Insituform Linings”), a majority-owned subsidiary, manufactures and sells Insituform® CIPP process liners from its plant located in Wellingborough, United Kingdom. We hold a 75% interest in Insituform Linings, and Per Aarsleff A/S holds the remainder. These interests are subject to rights-of-first-refusal that we and Per Aarsleff A/S hold in the event of proposed divestiture.

Although raw materials used in Insituform® CIPP Process products are typically available from multiple sources, our historical practice has been to purchase materials from a limited number of suppliers. We maintain our own felt manufacturing facility at our Insitutube® manufacturing facility in Batesville. Substantially all of our fiber requirements are purchased from one source, but there are alternate vendors readily available.

We believe that the sources of supply for our Insituform® CIPP process operations in both North America and Europe are adequate for our needs. Our pricing of raw materials is subject to fluctuations in the underlying commodity prices.

We have a third party contractual commitment for the manufacture and supply of Thermopipe® process products through 2007. Thermopipe® is used for potable water pipe rehabilitation and other rehabilitation applications.

We sell Insituform® CIPP process liners and related products to certain licensees pursuant to fixed-term supply contracts. Under the arrangements assumed in connection with the acquisition of the Thermopipe® process and under subsequent arrangements, we also sell Thermopipe® process products to approved installers.

We also manufacture certain equipment used in our Insituform® CIPP and Tite Liner® businesses.

Patents

As of December 31, 2006, we held 61 United States patents relating to the Insituform® CIPP process, the last of which will expire in 2023. As of December 31, 2006, we had 15 pending United States patent applications relating to the Insituform® CIPP process.

We have obtained and are pursuing patent protection in our principal overseas markets covering various aspects of the Insituform® CIPP process. The specifications and/or rights granted in relation to each patent will vary from jurisdiction to jurisdiction. In addition, as a result of differences in the nature of the work performed and in the climate of the countries in which the work is carried out, not every licensee uses each patent, and we do not necessarily seek patent protection for all of our inventions in every jurisdiction in which we do business.

There can be no assurance that the validity of our patents will not be successfully challenged. Our business could be adversely affected by increased competition upon expiration of the patents or if one or more of our Insituform® CIPP process patents were adjudicated to be invalid or inadequate in scope to protect our operations. We believe in either case that our long experience with the Insituform® CIPP process, our continued commitment to support and develop the Insituform® CIPP process, the strength of our trademark, and our degree of market penetration should enable us to continue to compete effectively in the pipeline rehabilitation market.

We hold one basic issued patent and three pending patent applications in the United States relating to the Thermopipe® process for rehabilitating pressurized potable water and other aqueous fluid pipes.

We hold a small number of patents relating to our corrosion and abrasion protection business. We believe that the success of our Tite Liner® process business, operated through our United Pipeline Systems division, depends primarily upon our proprietary know-how and our marketing and sales skills.

See “Risk Factors” in Item 1A of this report for further discussion.

Competition

The markets in which we operate are highly competitive, primarily on the basis of price, quality of service and capacity to perform. Most of our products, including the Insituform® CIPP process, face direct competition from competitors offering similar or essentially equivalent products or services. In addition, customers can select a variety of methods to meet their pipe installation and rehabilitation needs, including a number of methods that we do not offer.

Most of our competitors are local or regional companies, and may be either specialty trenchless contractors or general contractors. There can be no assurance as to the success of our trenchless processes in competition with these companies and alternative technologies for pipeline rehabilitation.

Seasonality

Our operations can be affected by seasonal variations. Seasonal variations over the past five years have been minimal; however, our results tend to be stronger in the second and third quarters of each year due to milder weather. We are more likely to be impacted by weather extremes, such as excessive rain or hurricanes, which may cause temporary, short-term anomalies in our operational performance in certain localized geographic regions. However, these impacts are usually not material to our operations as a whole. See “Risk Factors” in Item 1A of this report for further discussion.

Employees

As of December 31, 2006, we had approximately 2,000 employees. Certain of our subsidiaries and divisions are parties to collective bargaining agreements covering an aggregate of approximately 200 employees. We generally consider our relations with our employees and unions to be good.

Government Regulation

We are required to comply with all applicable United States federal, state and local, and all applicable foreign statutes, regulations and ordinances. In addition, our installation and other operations have to comply with various relevant occupational safety and health regulations, transportation regulations, code specifications, permit requirements, and bonding and insurance requirements, as well as with fire regulations relating to the storage, handling and transporting of flammable materials. Our manufacturing facilities, as well as our installation operations, are subject to federal and state environmental protection regulations, none of which presently have any material effect on our capital expenditures, earnings or competitive position in connection with our present business. However, although our installation operations have established monitoring programs and safety procedures, further restrictions could be imposed on the manner in which installation activities are conducted, on equipment used in installation activities and on the use of solvents or the thermosetting resins used in the Insituform® CIPP process.

The use of both thermoplastics and thermosetting resin materials in contact with drinking water is strictly regulated in most countries. In the United States, a consortium led by NSF International, under arrangements with the United States Environmental Protection Agency, establishes minimum requirements for the control of potential human health effects from substances added indirectly to water via contact with treatment, storage, transmission and distribution system components, by defining the maximum permissible concentration of materials that may be leached from such components into drinking water, and methods for testing them. In April 1997, the Insituform PPL® liner was certified by NSF for use in drinking water systems, followed in April 1999 by NSF certification of the Insituform RPP® liner for such use. Our drinking water lining products also are NSF certified. NSF assumes no liability for use of any products, and NSF’s arrangements with the EPA do not constitute the EPA’s endorsement of NSF, NSF’s policies or its standards. Dedicated equipment is needed in connection with use of these products in drinking water applications. We do not expect material revenues from our proprietary products for drinking water pipe rehabilitation at least through 2007.

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

Continued under-performance by our tunneling business segment may result in goodwill and fixed asset impairment.

Late in 2004 and 2005, our tunneling business experienced a number of margin write-downs on its larger projects. In addition, underutilized equipment was a significant adverse factor in the results of our tunneling business in 2005 and 2006. There were significant losses in our tunneling business in 2004, 2005 and 2006. During 2006, it was determined, based on forecasted results for the next five years, that there was no impairment of our tunneling goodwill or fixed assets. However, if our tunneling business fails to improve performance, we may have exposure to the impairment of our goodwill and certain of our fixed assets in the tunneling segment.

Our business is dependent on obtaining work through a competitive bidding process.

The markets in which we operate are highly competitive. Most of our products and services, including the Insituform® CIPP process, face direct competition from companies offering similar or essentially equivalent products or services. In addition, customers can select a variety of methods to meet their pipe installation and rehabilitation needs, including a number of methods that we do not offer. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, and we face challenges in our ability to maintain strong growth rates. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

We may experience cost overruns on our projects.

We typically conduct our business under guaranteed maximum price or fixed price contracts, where we bear a significant portion of the risk for cost overruns. Under such contracts, prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of materials and other exigencies. Our profitability depends heavily on our ability to make accurate estimates. Inaccurate estimates, or changes in other circumstances, such as unanticipated technical problems, difficulties obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials, or our suppliers or subcontractors’ inability to perform could result in substantial losses, as such changes adversely affect the revenue and gross profit recognized on each project.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded results.

We employ the percentage-of-completion method of accounting for our construction projects. This methodology recognizes revenues and profits over the life of a project based on costs incurred to date compared to total estimated project costs. Revisions to revenues and profits are made once amounts are known and/or can be reasonably estimated. On a historical basis, we believe that we have made reasonably reliable estimates of the progress towards completion in our long-term contracts. However, given the uncertainties associated with some of our contracts, it is possible for actual costs to vary from estimated amounts previously made. The effect of revisions to estimates could result in the reversal of revenue and gross profit previously recognized.

Our success depends on attracting and retaining qualified personnel.

We use a multi-level sales force structured around target markets and key accounts, focusing on engineers, consultants, administrators, technical staff and elected officials to market our products and services. We are also dependent on our personnel to continue to develop improvements to our proprietary processes, including materials used and the methods of manufacturing and installation. Our ability to attract, develop and retain qualified personnel has a significant effect on our ability to profitably execute our work. Our success in attracting qualified personnel is dependent on the resources available in individual geographic areas and the impact on the labor supply of general economic conditions, as well as our ability to provide a competitive compensation package and work environment.

Our recognition of revenues from insurance claims and from change orders, extra work or variations in the scope of work could result in a reduction or reversal of previously recorded revenues.

We recognize revenues from insurance claims and from change orders, extra work or variations in the scope of work as set forth in our written contracts with our client when management believes that realization of these revenues are reasonably assured and the recoverable amounts can be reasonably estimated. Prior to our decision to recognize these revenues, we consult with outside legal counsel to determine the likelihood of recovery and the amount of the recovery that can be estimated. We also factor in all other information that we possess with respect to the claim to determine whether the claim should be recognized at all and, if recognition is appropriate, what dollar amount of the claim should be recognized. On this basis, we believe that we have historically made reasonably reliable estimates of amounts of revenue to be recognized. Due to factors that we did not anticipate at the time of recognition, however, revenues ultimately received on these claims could be less than revenues recognized by us in a prior reporting period or periods, resulting in the need to reduce or reverse revenues and gross profit previously recognized in subsequent reporting periods.

Extreme weather conditions may adversely affect our operations.

We are likely to be impacted by weather extremes, such as excessive rain or hurricanes, which may cause temporary, short-term anomalies in our operational performance in certain localized geographic regions. Historically, these impacts have not been material to our operations as a whole. However, delays and other weather impacts can adversely affect our ability to meet project deadlines and may increase a project’s cost and decrease its profitability.

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

The majority of our fiber requirements for tube manufacturing are from one source. However, we continue to negotiate with other supply sources. The manufacture of the tubes used in our rehabilitation business is dependent upon the availability of resin, a petroleum-based product. In certain markets, such as North America and Europe, we currently obtain a majority of our resin requirements from single suppliers, although we believe that other sources of supply are available. We have a supply agreement with a supplier of resin that requires the supplier to provide a majority of our resin requirements but the agreement does not set a fixed purchase price for the product. Resin prices have fluctuated on the basis of the prevailing prices of oil and we anticipate that prices will continue to be heavily influenced by the events affecting the oil market. In addition, we purchase a significant volume of fuel to operate our trucks and equipment. At present, we do not engage in any type of hedging activities to mitigate the risks of fluctuating market prices for oil or fuel and increases in the price of oil may cause an adverse effect on our cost structure which we may not be able to recover from our customers.

Our intellectual property may be successfully challenged.

Our business could be adversely affected by increased competition upon expiration of our patents or if one or more of our Insituform® CIPP process patents were adjudicated to be invalid or inadequate in scope to protect our operations. We believe in either case that our long experience with the Insituform® CIPP process, our continued commitment to support and develop the Insituform® CIPP process, the strength of our trademark and our degree of market penetration should enable us to continue to compete effectively in the pipeline rehabilitation market.

We are subject to a number of restrictive debt covenants.

Our Senior Notes and our line of credit facility contain certain restrictive debt covenants. Our ability to meet these restrictive covenants may be affected by factors described above and others outside our control. Failure to meet one or more of these restrictive covenants may result in an event of default and may hinder our ability to take advantage of attractive business opportunities. Upon an event of default, our lender(s) may declare all amounts outstanding as due and payable and we may not have sufficient capital available at that time to pay the amounts due to our lenders.

Our revenues are substantially dependent on municipal government spending.

Many of our customers are municipal governmental agencies, and as such, we are dependent on municipal spending. Spending by our municipal customers can be affected by local political circumstances, budgetary constraints and other factors.

We have international operations that are subject to foreign economic and political uncertainties and foreign currency fluctuation.

Through our subsidiaries and joint ventures, our business is subject to fluctuations in demand and changing international economic and political conditions that are beyond our control. For the year ended December 31, 2006, 24.9% of our revenues were derived from international operations. We expect a significant portion of our revenues and profits to come from international operations and joint ventures for the foreseeable future. Operating in the international marketplace exposes us to a number of risks, including abrupt changes in foreign government policies and regulations and, in some cases, international hostilities. To the extent that our international operations are affected by unexpected and adverse foreign economic and political conditions, we may experience project disruptions and losses which could significantly reduce our revenues and profits.

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

Our backlog, which at December 31, 2006 was approximately $290 million, is subject to unexpected adjustments and cancellation. The revenues projected in this backlog may not be realized or, if realized, may not result in profits. We may be unable to complete some projects included in our backlog in the estimated time and, as a result, such projects could remain in the backlog for extended periods of time. To the extent that we experience project cancellation or scope adjustments, we could face a reduction in the dollar amount of our backlog and the revenues that we actually receive from such backlog.

Our bonding capacity may be limited in certain circumstances.

A significant portion of our projects requires us to procure a bond to secure performance. From time to time, it may be difficult to find sureties who will provide the contract-required bonding at acceptable rates for reasons beyond our control (for example, as a result of changing political or economic conditions in a foreign country). With respect to our joint ventures, our ability to obtain a bond also may depend on the credit and performance risks of our joint venture partners, some of whom may not be as financially strong as we are. Our inability to obtain bonding on favorable terms would have a material adverse effect on our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive offices are located in Chesterfield, Missouri, a suburb of St. Louis, at 702 Spirit 40 Park Drive. The executive offices are leased from an unaffiliated party through May 31, 2007. We will relocate our executive offices to a facility at another location we own in Chesterfield during 2007. We also own our research and development and training facilities in Chesterfield.

We own a liner manufacturing facility and a contiguous felt manufacturing facility in Batesville, Mississippi.  Our manufacturing facility in Memphis, Tennessee, which was closed in January 2004, but reopened in 2006, is located on land sub-leased from an unaffiliated entity for an initial term of 40 years expiring on December 31, 2020. Insituform Linings, a majority-owned subsidiary, owns certain premises in Wellingborough, United Kingdom, where its liner manufacturing facility is located.

We own or lease various operational facilities in the United States, Canada, Europe and Latin America.

The foregoing facilities are regarded by management as adequate for the current requirements of our business.

Item 3.	Legal Proceedings

In the third quarter of 2002, an accident on an Insituform® CIPP process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. We fully cooperated with Iowa’s state OSHA in the investigation of the accident. Iowa OSHA issued a Citation and Notification of Penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. We challenged Iowa OSHA’s findings, and in the fourth quarter of 2003, an administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. We appealed the decision of the Employment Appeal Board to the Iowa District Court for Polk County, which, in the first quarter of 2005, reduced the penalties back to $158,000. We appealed the decision of the Iowa District Court and, on February 8, 2006, our appeal was heard by the Iowa Court of Appeals. On March 17, 2006, the Court of Appeals issued its opinion, vacating all citations issued under the general industry standards (all citations except two serious citations) and reducing total penalties to $4,500. Thereafter, the Employment Appeal Board filed a petition for further review with the Iowa Supreme Court, and we filed a resistance to the petition. On September 29, 2006, the Iowa Supreme Court granted the Employment Appeal Board’s petition for further review, and set the case for consideration during the week of December 4, 2006. On February 16, 2007, the Iowa Supreme Court issued its opinion, reinstating all citations issued under the general industry standards, including several willful citations, and reinstating penalties in the amount of $733,750. The Iowa Supreme Court remanded the case back to the Iowa District Court to enter an order consistent with its opinion. We currently are reviewing the Court’s opinion and our options regarding further judicial review of the Court’s opinion.

We are involved in certain other actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such other litigation will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted during the quarter ended December 31, 2006 to a vote of our stockholders, through the solicitation of proxies or otherwise.

Item 4A.	Executive Officers of the Registrant

Our executive officers, and their respective ages and positions with us, are as follows:

Name	Age at February 1, 2007	Position with the Company
Thomas S. Rooney, Jr.	47	President and Chief Executive Officer
Thomas E. Vossman	44	Senior Vice President and Chief Operating Officer
David F. Morris	45	Vice President, General Counsel and Secretary
David A. Martin	39	Vice President and Controller

Thomas S. Rooney, Jr. has been our President since April 2003, and our Chief Executive Officer since July 2003. From April 2003 to July 2003, Mr. Rooney was our Chief Operating Officer. From 2000 until he joined our company, Mr. Rooney was Senior Vice President and Regional Manager for Gilbane Building Company.

Thomas E. Vossman joined our company in January 2005 as Vice President for the Southwest region of our sewer pipeline rehabilitation business and assumed the role of Senior Vice President and Chief Operating Officer in May 2005. From March 2004 to December 2004, Mr. Vossman served as a consultant to the contracting industry. Prior thereto, Mr. Vossman served as Senior Vice President of American Residential Services, managing 19 contracting operations, and in various positions of increasing authority at Encompass Services Corporation, a consolidator of commercial/industrial/residential mechanical contracting companies, most recently as Regional President, residential division, managing 12 operating locations across the Eastern United States.

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

David A. Martin has served as our Vice President and Controller since January 2006. Prior thereto, Mr. Martin served as our Corporate Controller for two years, following two and one-half years as controller of our European operations. Mr. Martin joined our company in 1993 from BDO Seidman, LLP, where he was a senior accountant.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   The company’s common shares, $.01 par value, are traded on The Nasdaq Global Select Market (previously known as The Nasdaq Stock Market) under the symbol “INSU.” The following table sets forth the range of quarterly high and low sales prices for the years ended December 31, 2006 and 2005, as reported on The Nasdaq Global Select Market. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

Period	High	Low

2006
First Quarter	$27.87	$18.51
Second Quarter	29.67	20.89
Third Quarter	25.53	18.56
Fourth Quarter	27.70	22.04

2005
First Quarter	$22.98	$13.24
Second Quarter	17.50	13.86
Third Quarter	21.17	15.86
Fourth Quarter	20.99	14.90

During the quarter ended December 31, 2006, we did not make any repurchases of our common stock, nor offer any equity securities that were not registered under the Securities Act of 1933, as amended. As of February 1, 2007, the number of holders of record of our common stock was 701.

Holders of common stock are entitled to receive dividends as and when they may be declared by our board of directors. We have never paid a cash dividend on the common stock. Our present policy is to retain earnings to provide for the operation and expansion of our business. However, our board of directors will review our dividend policy from time to time and will consider our earnings, financial condition, cash flows, financing agreements and other relevant factors in making determinations regarding future dividends, if any. Under the terms of certain debt arrangements to which we are a party, we are subject to certain limitations on paying dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financings.”

The following table provides information as of December 31, 2006 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,392,199	$19.85	2,193,500

Equity compensation plans not approved by security holders	-	n/a	-

Total	1,392,199	$19.85	2,193,500

(1)	The number of securities to be issued upon exercise of outstanding options, warrants and rights includes 1,298,392 stock options and 93,807 deferred stock units outstanding at December 31, 2006.

Performance Graph

The following performance graph compares the total stockholder return on our common stock to the S&P 500 Index and a composite group index for the past five years. Our peer group index is comprised of the following six companies:

•	INEI Corporation, f/k/a Insituform East, Incorporated
•	Michael Baker Corporation
•	Granite Construction, Inc.
•	Fluor Corporation
•	Jacobs Engineering Group, Inc.
•	Foster Wheeler Corporation

As of September 5, 2003, we acquired the business of Insituform East, Incorporated, including selected assets.

The graph assumes that $100 was invested in our common stock and each index on December 31, 2001 and that all dividends were reinvested.

Comparison of Five-Year Cumulative Return

	2001	2002	2003	2004	2005	2006
Insituform Technologies, Inc.	$100.00	$66.65	$64.50	$88.62	$75.72	$101.09
S&P 500 Index	$100.00	$77.90	$100.25	$111.15	$116.61	$135.03
Composite Peer Group Index	$100.00	$81.86	$115.21	$139.89	$198.70	$229.03

Notwithstanding anything set forth in any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 which might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the preceding performance graph shall not be deemed incorporated by reference into any such filings.

Item 6.	Selected Financial Data

The selected financial data set forth below has been derived from our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, and previously published historical financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the footnotes, contained in this report.

	Year Ended December 31,
	2006(1)	2005	2004	2003(2)	2002(2,3,4)
	(In thousands, except per share amounts)(Unaudited)

INCOME STATEMENT DATA:
Revenues	$596,715	$595,282	$542,598	$487,272	$480,358
Operating income	31,459	23,743	8,178	21,591	50,183

Income from continuing operations	24,678	13,160	597	4,628	28,560
Loss from discontinued operations	-	-	-	(1,103)	(5,869)
Net income	24,678	13,160	597	3,525	22,691
Basic earnings per share:
Income from continuing operations	0.91	0.49	0.02	0.17	1.08
Loss from discontinued operations	-	-	-	(0.04)	(0.22)
Net income	0.91	0.49	0.02	0.13	0.86
Dilutive earnings per share:
Income from continuing operations	0.90	0.49	0.02	0.17	1.07
Loss from discontinued operations	-	-	-	(0.04)	(0.22)
Net income	0.90	0.49	0.02	0.13	0.85

BALANCE SHEET DATA:
Unrestricted cash and cash equivalents	$96,393	$77,069	$93,246	$93,865	$71,401
Working capital, net of unrestricted cash	77,466	70,114	61,637	73,535	52,829
Current assets	310,364	274,024	273,201	277,273	252,651
Property, plant and equipment	90,453	95,657	90,846	75,667	71,579
Total assets	550,069	518,328	513,154	508,360	473,013
Current maturities of long-term debt and line of credit	16,814	18,264	15,778	16,938	49,360
Long-term debt, less current maturities	65,046	80,768	96,505	114,323	67,014
Total liabilities	209,277	213,106	221,671	227,726	198,965
Total stockholders’ equity	338,611	303,496	289,836	279,169	272,618
 __________________________

(1)
Effective January 1, 2006, we adopted SFAS 123(R), “Share Based Payment” which requires recording expense for stock option and other equity compensation awards. We recorded $2.9 million in incremental expense for stock options in 2006.

(2)
We have completed various acquisitions that have been accounted for under the purchase method of accounting, including Elmore Pipe Jacking, Inc. in 2002, Sewer Services, Ltd. in 2003, Video Injection (remaining interest) in 2003, Insituform East in 2003, and Ka-Te Insituform (remaining interest) in 2003.

(3)	Results include a pre-tax intangible asset impairment and restructuring charges of $3.5 million and $2.5 million, respectively.

(4)	Effective January 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets,” and ceased amortizing goodwill.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Revenues	$596,715	$595,282	$542,598
Gross profit	127,954	116,841	99,499
Gross profit margin	21.4%	19.6%	18.3%
Operating expenses	96,495	93,098	91,321
Operating income	31,459	23,743	8,178
Operating income percentage	5.3%	4.0%	1.5%

Fourth Quarter 2006 Results

Consolidated net income in the fourth quarter of 2006 was $10.4 million, contributing significantly to our $24.7 million in net income for the year ended December 31, 2006. Operationally, the fourth quarter of 2006 was strong, with the highest revenues of any quarter in 2006. Revenue in the fourth quarter of 2006 was $154.9 million, with $33.6 million in gross profit, which is a gross profit margin of 21.7%. Operating expenses were $23.4 million, resulting in operating income of $10.1 million. Operating margin, which is operating income as a percentage of revenue, was 6.2% in the fourth quarter of 2006, the strongest of any quarter this year.

In addition to operations, a number of items below the operating income line also benefited our consolidated net earnings in the fourth quarter of 2006, including:

•	Interest income of $1.3 million in the quarter due to improved treasury practices, higher interest rates and higher cash balances.
•	Other income of $4.3 million, primarily from gains on sales of property and equipment, of which,
- $0.8 million was from tunneling property and equipment,
- $1.8 million was from the sale-leaseback of one of our European properties, and
- $1.7 million was from the disposal of other property and equipment in North America.
•	A tax rate of 30.1% for the quarter to bring the 2006 effective tax rate to 31.8%.

See Note 14 to our consolidated financial statements, “Selected Quarterly Financial Data” for summarized financial data by quarter for the year ended December 31, 2006.

2006 Compared to 2005

Consolidated net earnings nearly doubled in 2006 to $24.7 million, or $0.90 per diluted share, from $13.2 million, or $0.49 per diluted share, in 2005. Operationally, the rehabilitation business generated higher revenue due primarily to stronger performance in the second half of 2006 compared to the same period in 2005. Cost reductions have been a major initiative over the last several years, with a primary focus on productivity through the implementation of steam and continued material enhancements. As a result of these cost reductions, we have been able to be more competitive in the marketplace, while market pricing has declined. The first half of 2006 was especially slow for our domestic rehabilitation business due to a market softening that began in late 2005 and continued into the first quarter of 2006. Our Tite Liner® operations were very strong in 2006 compared to 2005, with higher revenues, gross profit and operating income. In addition, gross and operating margins were also higher in the Tite Liner® business in 2006 compared to last year. Our tunneling business posted an operating loss this year, but the operating loss in 2006 decreased by $7.5 million to $9.4 million compared to an operating loss of $16.9 million in 2005. All of the large jobs that generated losses in the tunneling business have been completed, and the primary cause of operating losses in that segment of our business during 2006 was the effect of underutilized equipment, as a result of much lower revenue compared to 2005 and 2004.

Consolidated operating expenses were $3.4 million higher in 2006 compared to 2005, primarily due to the following (in thousands):

Year Ended December 31, 2006 vs. 2005
Increase (Decrease)
Legal & accounting professional fees	$3,125
Stock option expense	2,870
Other equity compensation expense	547
Incentive compensation expense	247
Other, including business unit operating expenses	(3,392)
Total	$3,397

Legal and accounting fees increased significantly, as we have focused on protecting our intellectual property (discussed in more detail, below) and as we have engaged professional resources to assist us in strategies to minimize our income tax exposure, particularly in foreign tax jurisdictions. Stock option expense was recorded, for the first time, in 2006 as required by SFAS 123(R), Share Based Payment, which was effective for our company on January 1, 2006. Other equity compensation expense relates to awards of restricted stock and deferred stock units and is calculated based on our closing stock price on the grant date. As our stock price was generally higher in 2006 than in 2005, restricted stock and deferred stock units granted in 2006 resulted in higher expense than awards granted in 2005.

Operating income was $7.7 million higher in 2006, at $31.5 million compared to $23.7 million in 2005 due to higher revenues in our rehabilitation and Tite Liner® businesses along with stronger gross profit margins in the Tite Liner® business.

There were a number of factors not directly related to operations that also contributed to the increase in net earnings in 2006, most notably (pre-tax):

•	sales of tunneling property and equipment resulted in gains of $2.5 million;
•	sales of other property resulted in gains of $3.7 million;
•	interest income increased by $1.8 million due to improved cash management practices, higher interest rates and a $0.4 million increase in pre-judgment interest on a claim receivable; and
•	interest expense was $1.6 million lower due to our annual debt amortization payment.

2005 Compared to 2004

Consolidated revenues from operations increased 9.7% in 2005 compared to 2004. We experienced significant revenue growth in our rehabilitation and Tite Liner® segments, while tunneling revenues increased only slightly. Greater revenues were achieved through successful sales efforts, greater crew capacity and higher backlog in the rehabilitation and Tite Liner® segments, while a more selective bidding strategy, and the continuation of a few larger low-margin/loss projects led to the small increase in our tunneling revenue.

Consolidated gross profit margins increased from 18.3% to 19.6% due to margin gains in the rehabilitation business. In our rehabilitation business, we achieved certain manufacturing and logistical efficiencies and we experienced improved productivity in the second half of 2005. However, these favorable developments were tempered by the effect of increased fuel and commodity prices, particularly resin. In the rehabilitation segment, a claim receivable (as discussed below under “Rehabilitation Segment - Gross Profit and Margin”) was recorded in 2005 which provided a net $3.4 million benefit to gross profit. Excluding the effect of the claim receivable, margins increased by three-quarters of a percent in the rehabilitation business despite significantly higher commodity and fuel prices. Tite Liner® margins were somewhat lower in 2005 compared to 2004 due to higher volume of work performed in South America, which includes installing steel pipe (a commodity) and our Tite Liner® product at a lower gross profit margin. Tunneling gross margins continued to suffer in 2005 from the continuation of large projects that experienced downward gross margin revisions.

Operating expenses increased by only 1.9% in 2005 compared to 2004 due principally to controlled expenses in rehabilitation. There were increases in compensation and benefits for additional staffing required to support our business growth, as well as increased legal expenses relating to various matters described more fully in Note 11 to the consolidated financial statements contained in this report. These costs were offset by a decrease in incentive compensation, as our results were below expectations for the year. As a percentage of revenue, operating expenses were 15.6% of revenue in 2005 compared to 16.8% in 2004.

As a result, operating income increased by $15.6 million, or over 190%, to $23.7 million in 2005 compared to $8.2 million in 2004.

Intellectual Property and Other Legal Matters

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

In one such case filed against Cat Contracting, Inc., Michigan Sewer Company and FirstLiner USA, Inc. in the United States District Court in Houston, Texas, we had received a judgment of $9.5 million in 1999 based upon the infringement of certain in-liner patents we owned. Upon subsequent appeal, the finding of infringement was upheld, but the award of damages, including the finding of willfulness, was subject to rehearing. We believed that we had a strong position in upholding the original damage award and, after investigation, we also concluded that the defendants had a viable source to collect all or a portion of the award, if confirmed. On the basis of these determinations, we decided to aggressively pursue the rehearing on damages. The damages rehearing was completed in the third quarter of 2006, and we currently are awaiting the court’s decision. No receivable related to this matter has been recorded in the consolidated financial statements as of December 31, 2006.

In June 2005, after investigation, we commenced a lawsuit in the United States District Court in Memphis, Tennessee against our long-time international partner, Per Aarsleff A/S, a Danish public company, and certain of its subsidiaries and affiliates. The suit alleges breach by these entities of license agreements and implied license agreements with us involving our proprietary intellectual property relating to the Insituform® CIPP process. We seek monetary damages for breach of our license agreements and implied license agreements between the Per Aarsleff entities and our company and for royalties owed by the Per Aarsleff entities to us under these agreements. In 2006, we amended our complaint against the Per Aarsleff entities to include additional damage claims based upon Per Aarsleff’s continued use of our patented technology in Denmark, Sweden and Finland following the termination of the license agreements and Per Aarsleff’s use of our trade secrets in its Danish tube manufacturing facility. Our amended complaint also seeks an injunction against Per Aarsleff’s continued operation of the tube manufacturing facility. In April 2006, we filed a separate patent infringement action in Denmark against Per Aarsleff seeking to enjoin its continued use of an inversion device covered by one of our European patents. We also have filed separate legal actions in Germany against Per Aarsleff relating to its conduct involving our joint venture company in Germany and with respect to transactions between Per Aarsleff and our German joint venture company, which we believe were at prices other than arms’-length. We estimate the aggregate claims in these matters to be in excess of $10.0 million; however, no claims receivable has been recorded in the consolidated financial statements. Due to the uncertainties of litigation, as well as issues regarding the collectibility of damage awards, there can be no assurance regarding these litigations at this time or as to the amount of money, if any, that we may ultimately recover against Per Aarsleff. This case currently is set for trial in the second quarter of 2008.

In June 2005, we filed a petition in State Court in St. Louis County, Missouri against Reynolds, Inc., certain of its subsidiaries and affiliates and an officer of Reynolds, Inc. This suit has been moved to the United States District Court in St. Louis. The suit alleges that Reynolds, among other things, (i) tortiously interfered with a non-competition and confidentiality agreement we had with a former employee and (ii) misappropriated our trade secrets. In April 2005, the St. Louis County Court had entered a temporary injunction against our former employee, finding that he had violated the terms of his non-competition and confidentiality agreement with us and had retained, misappropriated and disseminated to Reynolds, Inc. property of our company for the benefit of Reynolds. In light of the court’s April 2005 findings, we amended our petition to add Reynolds as a defendant in the action. This case currently is set for trial in the second quarter of 2007.

As discussed in previous reports, we also are vigorously pursuing a number of tunneling claims, and continue to incur significant legal costs and expenses in prosecuting such actions. As of December 31, 2006, we had approximately $18.7 million in tunneling claims, of which approximately $7.2 million has been recognized.

We have recorded significant expenses, including attorneys’ fees and other litigation costs, in connection with the prosecution of these intellectual property lawsuits, tunneling claims and other legal matters. For the years ended December 31, 2006, 2005 and 2004, we incurred attorneys’ fees and litigation costs of approximately $6.6 million, $4.3 million and $3.5 million, respectively, with respect to these lawsuits and other legal matters. Other than $7.2 million and $7.6 million in receivables at December 31, 2006 related to tunneling claims and our claim against our excess insurance carrier (see Note 11 “Boston Installation”), respectively, we have not recorded any receivable related to these lawsuits. We have vigorously pursued these lawsuits based upon our business judgment that the possibility of recovery of substantial damages, the granting of the requested injunctive relief and other ancillary benefits arising from our proactive protection of our intellectual property, justifies the expenses previously incurred and currently projected. Because of the substantial uncertainty at this time with respect to the liability and/or damages outcomes, including the collectibility of any damages awarded, we cannot estimate a dollar amount or range of recovery from these lawsuits at this time.

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

Backlog	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005
(in millions)
Rehabilitation	$201.7	$201.2	$186.8	$216.2	$213.3
Tunneling	75.7	80.7	70.1	50.2	66.3
Tite Liner®	12.8	13.2	15.6	20.1	20.2
Total	$290.2	$295.1	$272.5	$286.5	$299.8

The dollar amount of backlog is not necessarily indicative of future earnings relative to the performance of such work. Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Rehabilitation Segment

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Revenues	$481,220	$445,072	$409,408
Gross profit	113,623	109,585	94,305
Gross profit margin	23.6%	24.6%	23.0%
Operating expenses	81,874	75,275	77,173
Operating income	31,749	34,310	17,132
Operating income percentage	6.6%	7.7%	4.2%

Revenues

Rehabilitation revenues were 8.1% higher in 2006 compared to 2005. However, backlog in the rehabilitation segment decreased by 5.4% in 2006 compared to 2005. The first half of 2006 was affected by a significant market softening in the United States, which occurred late in 2005 and lasted into the first quarter of 2006. During this slow period, there was heightened competition for fewer projects, resulting in low-margin pricing, and a decrease in our workable backlog during the first half of 2006. Rather than obtain work at low margins, we were able to take advantage of better margins when the slow period was followed by modest growth in the second quarter of 2006, and even stronger growth in the second half of 2006. As a result, backlog grew in the second half of 2006 after declining during the first half of the year. Due to the improvement in the market, during the second half of 2006, revenue was substantially higher than the same periods in 2005, as demonstrated in the table below, which presents rehabilitation revenues, by quarter, compared to the prior year:

	Rehabilitation Revenues by Quarter
	2006	2005	$ Increase	% Increase
	(dollars in thousands)
1st quarter	$111,658	$105,228	$6,430	6.1%
2nd quarter	125,218	123,231	1,987	1.6%
3rd quarter	118,269	107,821	10,448	9.7%
4th quarter	126,075	108,792	17,283	15.9%
Total	$481,220	$445,072	$36,148	8.1%

As stated earlier, revenue was somewhat tempered by market price reductions during the year as a result of competitiveness we have gained over the last few years through cost efficiencies gained from the implementation of steam and other technological improvements.

Revenue from our European rehabilitation business was slightly higher in 2006 compared to 2005 due primarily to higher royalty revenue, which was $0.9 million higher in 2006 as compared to 2005. Revenue from European CIPP installations were lower primarily due to results in the United Kingdom and France, while operations in other European countries achieved higher revenue, particularly in the Netherlands.

We expect growth in our rehabilitation business in 2007, both in North America and Europe. Rehabilitation backlog decreased by 5.4% compared to December 31, 2005, but grew by approximately 8.0% in the second half of 2006, to $201.7 million at December 31, 2006. In addition, due to improved crew productivity and technological advances, particularly in our steam inversion process, we expect to achieve growth with minimal crew expansion.

Rehabilitation revenues increased $35.7 million, or 8.7%, in 2005 as compared to 2004 due to a number of factors, including successful sales efforts through an expanded sales force, higher backlog and expanded crew capacity. Backlog at the beginning of 2005 was $78.6 million higher than at the beginning of 2004. During 2005, we experienced a full year of larger CIPP process crew capacity to accommodate our growing backlog. Revenues were higher in 2005 compared to 2004 across nearly all geographic regions in both North America and Europe. Revenue from our European contracting operations increased by 11.5% during 2005 as compared to 2004 and revenue from our North American contracting operations increased by 7.7% during 2005 as compared to 2004. European revenues were principally impacted by growth and improved markets in the United Kingdom, the Netherlands and France.

Gross Profit and Margin

Rehabilitation gross profit increased by $4.0 million, or 3.7%, to $113.6 million in 2006 compared to $109.6 million in 2005, due primarily to higher revenues and increased crew efficiencies, partially offset by higher material costs. However, gross profit margins slid by one percentage point, to 23.6% in 2006 compared to 24.6% in 2005. One factor impacting the gross profit margin in 2006 related to the price reductions which were driven in the marketplace. Another factor in the percentage-point decline in gross profit margin is the effect of an insurance claim recognized in 2005, which provided a $3.4 million benefit to gross profit. In 2006, an additional $0.5 million related to the same claim was recorded. See Note 11 to the consolidated financial statements for a more detailed description of this insurance claim receivable. Excluding the effect of insurance claim recognition, gross profit margin would have been 23.5% in 2006 compared to 23.8% in 2005. A table reconciling gross profit, excluding the effect of insurance claims, to gross profit, as reported, is provided in the table below for the years ended December 31, 2006 and 2005 (dollars in thousands):

	Years Ended December 31,
	2006	2005
Gross profit, excluding insurance claims	$113,097	$106,138
Gross profit margin, excluding insurance claims	23.5%	23.8%
Effect of insurance claims recognition	526	3,447
Gross profit, as reported	$113,623	$109,585
Gross profit margin, as reported	23.6%	24.6%

Our material costs were driven slightly higher in 2006 primarily by resin costs. Resin, a petroleum-based product, is subject to pricing volatility, and is a significant raw material in our CIPP process. In many cases, we have the ability to pass through such price increases to our customers. However, to the extent we may have longer-term contracts with fixed pricing, our ability to pass through such price increases may be limited. During 2006, our ability to pass through a substantial portion of our raw material price increases to our customers enabled us to maintain a gross profit margin that was only slightly lower than the gross profit margin achieved in 2005, excluding the effect of insurance claims recognition.

Rehabilitation gross profit increased by $15.3 million, or 16.2%, in 2005 as compared to 2004. Gross profit margins in the rehabilitation segment were 24.6% in 2005 compared to 23.0% in 2004. During 2005, a claim receivable (as discussed in Note 11 to the consolidated financial statements) was recorded which provided a net $3.4 million benefit to rehabilitation gross profit. Excluding the effect of this claim receivable, rehabilitation gross margins would have increased by just over three-quarters of a percentage point due to a decrease in low-margin pipebursting work, advances in crew productivity and efficiencies in manufacturing and logistics. These results were achieved despite significant increases in raw material costs, particularly resin, during late 2004 and into 2005. In addition, fuel costs increased significantly during the same period.

Operating Expenses

Operating expenses were $6.6 million, or 8.8%, higher in 2006 compared to 2005 due to higher corporate expenses, including equity compensation and legal expenses. These increases were offset slightly by lower field expenses, primarily due to reorganization efforts. Operating expenses, as a percentage of revenue, were 17.0% in 2006 compared to 16.9% in 2005.

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

Operating Income and Margin

Higher revenues in 2006 were offset by higher subcontract and material costs, higher operating expenses and the effect of the aforementioned claim recognized in 2005. Consequently, operating income fell $2.6 million, or 7.5%, to $31.7 million in 2006 compared to $34.3 million in 2005. Operating margin, which is operating income as a percentage of revenue, similarly fell to 6.6% in 2006 compared to 7.7% in 2005.

In 2005, higher revenues along with lower operating expenses resulted in significantly higher operating income in the rehabilitation segment as compared to 2004. Rehabilitation operating income increased by $17.2 million, or over 100%, in 2005 as compared to 2004, and operating margin, increased to 7.7% in 2005 compared to 4.2% in 2004.

Insituform Blue™

During 2006, we launched a new potable water infrastructure division under the name Insituform Blue™. Under Insituform Blue™, we operate with a variety of technologies geared to the global drinking water market. Insituform Blue™ did not have a material effect on our consolidated results of operations, and is expected to generate modest operating losses, perhaps for the next few years, as we establish this business for the future.

Tunneling Segment

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Revenues	$69,296	$111,687	$108,729
Gross loss	(1,048)	(4,184)	(3,128)
Gross profit margin	-1.5%	-3.7%	-2.9%
Operating expenses	8,338	12,723	10,080
Operating loss	(9,386)	(16,907)	(13,208)
Operating income percentage	-13.5%	-15.1%	-12.1%

Summary

In early 2006, the tunneling business brought to a close the last of the major problematic projects, which had been the primary reason for significant losses in the segment in recent years. During 2006, tunneling’s management refocused its efforts on disposal of excess property and equipment, and on obtaining profitable new projects that are in alignment with tunneling’s core mining expertise. Consequently, disposals of tunneling property and equipment resulted in $2.5 million in gains on property and equipment disposals during 2006, and backlog rose to $75.7 million at December 31, 2006 after reaching a low of $50.2 million at March 31, 2006.

While there are positive indications that tunneling may return to profitability, tunneling will likely continue to be burdened by significant underutilized equipment costs. Underutilized equipment costs were $9.2 million in 2006, as revenues were significantly lower than what would be considered necessary to support the operation. Accordingly, we continue to seek alternatives to further reduce equipment to a level appropriate for the size of our tunneling business. We will also continue to focus on obtaining additional projects, as more projects are needed to return the tunneling business to more historical levels of revenues and earnings.

Some of the problems experienced on a number of completed tunneling projects may have related claims that could benefit gross profit in future periods. At December 31, 2006, our tunneling operation had approximately $18.7 million in outstanding claims against third parties relating to, among other things, differing site conditions and defective customer specifications. Of this amount, $7.2 million had been recorded in our consolidated financial statements through December 31, 2006. Claims of $1.3 million were recognized during 2006, compared to $4.6 million recorded in 2005 and $1.7 million recorded in 2004. In accordance with our accounting policies, we record a claim to income when realization of the claim is reasonably assured, and we can estimate a recoverable amount.

During 2005 and 2006, we increased our efforts regarding tunneling claims and have aggressively pursued all outstanding claims, either through discussions and/or negotiations with our clients, alternative dispute resolution proceedings or, if necessary, litigation.

Revenues

Tunneling revenues declined by 38.0%, or $42.4 million, in 2006 compared to 2005, due to fewer active projects and low backlog. Management’s focus on completing existing projects in late 2005 and early 2006, along with the implementation of a more selective bidding strategy, caused backlog in the tunneling business to decline sharply, beginning in 2005 and continuing into the second quarter of 2006.

Tunneling revenues increased by only $3.0 million, or 2.7%, in 2005 as compared to 2004 due to the implementation of a more selective bidding strategy in response to difficulties encountered on certain large jobs in 2004 and 2005. Revenue was also impacted by claims recorded in 2005 and 2004 and write-downs on the aforementioned projects in 2005 partially offset by $4.6 million in claims receivable during 2005. The combination of management’s focus on completing existing jobs and the more selective bidding strategy caused backlog to decrease sharply during 2005, by $63.0 million, or 48.7%, to $66.3 million at the end of 2005 compared to $129.3 million in 2004.

Gross Loss and Margin

Tunneling’s gross loss narrowed to $1.0 million in 2006 compared to $4.2 million in 2005. While tunneling project margins have improved, as a result of the completion of several problematic low-margin or loss jobs, and the slow addition of new work, considerable idle tunneling equipment remains, resulting in significant underutilized equipment costs in 2006. Underutilized equipment costs, primarily depreciation and operating lease expenses, were $9.2 million in 2006 compared to $4.8 million in 2005. Partially offsetting underutilized equipment costs were $1.3 million recorded on claims in 2006, relating to completed projects. Tunneling’s gross loss in the prior year was affected by the continuation of large projects that experienced margin deterioration.

Tunneling’s loss at the gross profit line widened by $1.1 million, or 33.8%, in 2005 as compared to 2004. The gross profit margin also declined to a negative 3.7% in 2005 compared to a negative 2.9% in 2004. Performance in the tunneling segment was adversely impacted by the continuation of projects with ongoing issues and further margin deterioration on certain of those projects. The project in Chicago accounted for $5.7 million of 2005’s gross loss. As mentioned earlier, during 2005, $4.6 million in claims were recognized, which partially offset the losses incurred during 2005. During 2004, only $1.7 million in claims were recorded.

Due to the decreasing backlog during 2005, gross profit also was significantly impacted by under utilized equipment. Underutilized equipment costs (primarily depreciation and operating lease expenses) were $4.8 million in 2005 compared to $2.4 million in 2004.

Operating Expense

Tunneling operating expenses decreased significantly during 2006, as administrative staffing and other overhead expenses were reduced to adjust to a lower operating base. Partially offsetting lower administrative and overhead expenses were higher corporate costs allocated to tunneling for increased management efforts to run the business. Operating expenses as a percentage of revenue were 12.0% in 2006 compared to 11.4% in 2005.

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

Operating Loss and Margin

Tunneling’s operating loss narrowed by $7.5 million, to $9.4 million in 2006 compared to $16.9 million in 2005. Tunneling’s operating margin was a negative 13.5% in 2006 compared to a negative 15.1% in 2005.

Tunneling’s operating loss widened by $3.7 million, or 28.0%, in 2005 compared to 2004 due to the factors described in the preceding paragraphs. Operating loss percentage was a negative 15.1% in 2005 compared to a negative 12.1% in 2004.

During 2006, it was determined that there was no impairment of our tunneling goodwill ($8.9 million at December 31, 2006) or fixed assets. However, if our tunneling business does not improve, we may have exposure to the impairment of our goodwill and certain of our fixed assets in the tunneling segment.

Tite Liner® Segment

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Revenues	$46,199	$38,523	$24,461
Gross profit	15,379	11,440	8,322
Gross profit margin	33.3%	29.7%	34.0%
Operating expenses	6,283	5,100	4,068
Operating income	9,096	6,340	4,254
Operating income percentage	19.7%	16.5%	17.4%

Revenues

Tite Liner® revenues were $7.7 million, or 19.9%, higher in 2006 compared to 2005 due to strong performance across all business units of our Tite Liner® business. Revenues from our North American operations increased by $6.0 million in 2006 compared to 2005, and revenues from our South American operations increased by $1.7 million in 2006 compared to 2005.

Backlog, which is not necessarily an indicator of future revenues, was $20.2 million at the beginning of 2006, which was $11.6 million higher than backlog at the beginning of 2005. In addition, backlog remained at a high level into the first quarter of 2006, before coming down during the last three quarters of 2006 to $12.8 million at December 31, 2006, due primarily to timing of projects awarded.

Demand for Tite Liner®’s product is normally strong during periods when pricing for oil and other mined commodities is high. Tite Liner®’s strong performance is expected to continue into 2007, but it may not exceed 2006 results, as this year was exceptionally strong for the Tite Liner® business, and backlog was lower at December 31, 2006 as compared to last year. We are also pursuing new markets for business worldwide, including potable water.

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

Gross Profit

Gross profit in the Tite Liner® business was $3.9 million, or 34.4%, higher in 2006 compared to 2005. In addition to higher revenues in 2006, Tite Liner’s® gross profit margin was also 3.6 percentage points higher, at 33.3% in 2006 compared to 29.7% in 2005, due to improved operational efficiency and favorable pricing trends. North American operations achieved a 36.3% gross profit margin in 2006 compared to 35.1% in 2005, and South American operations achieved a 25.8% gross profit margin in 2006, compared to 17.1% in 2005.

Tite Liner’s® gross profit increased by $3.1 million, or 37.5%, in 2005 as compared to 2004, due to higher revenues. Gross profit margin was 29.7% in 2005 compared to 34.0% in 2004 due to the volume of business in South America. The work in South America includes installing steel pipes (a commodity), which contributes a lower gross margin, as well as our Tite Liner® product. Gross margins in South America were 17.1% in 2005 compared to 19.0% in 2004. In contrast, North American operations generated gross margins of 35.1% in 2005 compared to 34.8% in 2004.

Operating Expenses

Tite Liner® operating expenses were $1.2 million, or 23.2%, higher in 2006 as compared to 2005 due primarily to additional staffing and additional corporate expenses necessary to support anticipated growth in the Tite Liner® business. As a percentage of revenue, operating expenses were 13.6% in 2006 compared to 13.2% in 2005.

Operating expenses in our Tite Liner® business were $1.0 million, or 25.4%, higher in 2005 as compared to 2004, due primarily to additional staffing hired and additional corporate expenses allocated to accommodate business growth. However, as a percentage of revenue, operating expenses were 13.2% of revenues in 2005 compared to 16.6% of revenues in 2004.

Operating Income and Margin

Tite Liner's® higher revenues and stronger gross profit margins were partially offset by higher operating expenses. These combined factors resulted in operating income that was $2.8 million, or 43.5%, higher in 2006 compared to 2005. Operating margin, which is operating income as a percentage of revenue, was 19.7% in 2006, compared to 16.5% in 2005.

Operating income increased by $2.1 million, or 49.0%, during 2005 as compared to 2004. However, due to the volume of business in South America and the related lower margins, operating margin was lower in 2005, at 16.5%, compared to 17.4% in 2004.

Other Income/Expense

Interest expense and the year-over-year fluctuation of interest expense for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Interest expense	$6,834	$8,465	$9,305
Increase (decrease) from prior year	(1,631)	(840)	1,070

Interest expense decreased $1.6 million during 2006 compared to 2005 and $0.8 million during 2005 compared to 2004 due to the following factors (in thousands):

	Years Ended December 31,
	2006 vs. 2005	2005 vs. 2004
Debt principal amortization	$(1,476)	$(1,238)
Increased rates due to debt amendments	93	487
Deferred fee write-offs due to debt amendments	-	(226)
Euro note interest (Note repaid in 2004)	-	(114)
Interest on short-term borrowings and other	(248)	251
Total	$(1,631)	$(840)

See “ - Liquidity and Capital Resources - Financings” under this Item 7 for further discussion of debt instruments and related amendments.

Interest income was $3.9 million in 2006, which was $1.8 million higher than 2005. During 2006, interest earned on deposits increased by approximately $1.4 million, due to improved treasury practices, higher interest rates and higher cash balances. In addition, pre-judgment interest income related to an insurance claim receivable was $0.4 million greater in 2006 compared to 2005.

Interest income was $2.1 million in 2005 compared to $1.4 million of interest income recorded in 2004. The majority of the increase in interest income between 2004 and 2005 was $0.4 million of pre-judgment interest income related to an insurance claim receivable recorded in 2005.

Other income was $6.3 million in 2006 compared to other expense of $0.7 million in 2005. The majority of other income in 2006 includes gains on property and asset disposals of $6.2 million.

Income Taxes

Our effective tax rate in 2006 was 31.8% and was lower than the federal statutory rate due to the benefit of amortization of intangibles, higher income in jurisdictions with rates lower than the U.S. rate, the favorable tax treatment on the disposal of foreign property, and the benefit of a federal motor fuels excise tax credit.

Our deferred tax liabilities in excess of deferred tax assets were $0.7 million, including a $4.6 million valuation allowance primarily related to foreign net operating losses. Deferred tax assets include $0.5 million of foreign tax credit carryforwards, which begin expiring in 2011, and $2.5 million in federal, state and foreign net operating loss carryforwards, net of applicable valuation allowances.

The 2005 effective tax rate of 25.1% was lower than the federal statutory rate due to the benefit of amortization of intangibles, utilization of operating losses in certain foreign countries that had prior valuation allowances, higher income in jurisdictions with rates lower than the U.S. rate, and the benefit of a federal motor fuels excise tax credit.

We provide for U.S. income taxes, net of available foreign tax credits, on earnings of consolidated international subsidiaries that we plan to remit to the U.S. We do not provide for U.S. income taxes on the remaining earnings of these subsidiaries, as we expect to reinvest these earnings overseas or we expect the taxes to be minimal based upon available foreign tax credits.

See Note 9 to the consolidated financial statements contained in this report for additional information regarding taxes on income.

Minority Interest and Equity in Earnings (Losses) of Affiliated Companies

Minority interest in net income principally relates to the 25% interest in the net income of Insituform Linings Plc held by Per Aarsleff A/S, a Danish contractor.

Equity in earnings of affiliated companies increased to $1.3 million during 2006 compared to $0.9 million during 2005. During 2006, equity earnings from our 50%-owned German joint venture, Insituform Rohrsanierungstechniken GmbH, was $1.6 million, but was partially offset by $0.3 million in losses from our Asian joint venture. In the prior year, our German joint venture earned $0.9 million.

Equity losses of $0.2 million in 2004 was comprised primarily of $0.3 million in earnings by our German joint venture offset by $0.5 million losses in our Italian joint venture, Insituform Italia, Srl, which ceased operations in early 2005.

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

Revenue Recognition - Percentage-of-Completion Method

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

Equity-Based Compensation

We record expense for equity-based compensation awards, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units based on the fair value recognition provisions contained in SFAS 123(R), Share Based Payment. Fair value of stock option awards is determined using an option pricing model that is based on established principles of financial economic theory. Fair value of restricted share and deferred stock unit awards is determined using our company’s closing stock price on the grant date. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for valuation of stock option awards. Volatility and expected term assumptions are based on our company’s historical experience. The risk-free rate is based on a U.S. Treasury note with a maturity similar to the option award’s expected term. Discussion of our implementation of SFAS 123(R) is described in Note 7 to the consolidated financial statements.

Goodwill Impairment

Under Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, we assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Factors that could potentially trigger an impairment review include (but are not limited to):

•	significant underperformance of a segment or division relative to expected, historical or projected future operating results;
•	significant negative industry or economic trends; and
•	significant changes in the strategy for a segment or division.

In accordance with the provisions of SFAS 142, we calculate the fair value of our reporting units and compare such fair value to the carrying value of those reporting units to determine if there is any indication of goodwill impairment. Our reporting units consist of North American rehabilitation, European rehabilitation, tunneling and Tite Liner®. To calculate reporting unit fair value, we utilize a discounted cash flow analysis based upon, among other things, certain assumptions about expected future operating performance. We typically engage a third party valuation expert to assist in estimating reporting unit fair value. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in our weighted average cost of capital or changes in operating performance. An impairment charge will be recognized to the extent that the implied fair value of the goodwill balances for each reporting unit is less than the related carrying value.

See “Risk Factors” in Item 1A of this report for further discussion of goodwill impairment risk.

Deferred Income Tax Assets

We provide for estimated income taxes payable or refundable on current year income tax returns, as well as the estimated future tax effects attributable to temporary differences and carryforwards, in accordance with the Statement of Financial Accounting Standards 109, Accounting for Income Taxes. SFAS 109 also requires that a valuation allowance be recorded against any deferred tax assets that are not likely to be realized in the future. The determination is based on our ability to generate future taxable income and, at times, is dependent on our ability to implement strategic tax initiatives to ensure full utilization of recorded deferred tax assets. Should we not be able to implement the necessary tax strategies, we may need to record valuation allowances for certain deferred tax assets, including those related to foreign income tax benefits. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowances recorded against net deferred tax assets.

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

Allowance for Doubtful Accounts

We estimate the uncollectibility of our accounts receivable and we evaluate specific accounts where we have information that the customer may be unwilling or unable to pay the receivable in full. In these cases, we use judgment, based on the best available facts and circumstances, and record specific allowances for those customers against amounts due in order to reduce the receivable to the amount that is considered collectible. The specific allowances are re-evaluated and adjusted as additional information is received that affects the allowance. After all reasonable attempts to collect the receivable have been explored, the receivable is written off against the allowance. Based on the information available, we believe that the allowance for doubtful accounts as of December 31, 2006 was adequate. However, no assurances can be given that actual write-offs will not exceed the recorded allowance.

Liquidity and Capital Resources

Cash and Cash Equivalents

	December 31,
	2006	2005
	(In thousands)
Cash and equivalents	$96,393	$77,069
Restricted cash - in escrow	934	5,588

Restricted cash held in escrow relates to deposits made as escrow for release of retention on specific projects performed for municipalities and state agencies.

Sources and Uses of Cash

We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt servicing and investments. Our primary source of cash is operating activities. Besides operating activities, we occasionally borrow under our line of credit to fund operating activities, including working capital investments. In 2007, we anticipate working with the investment banking community to develop a plan to create a new capital structure that is aligned with our long-term growth opportunities. Information regarding our cash flows for the year ended December 31, 2006, 2005 and 2004 is further discussed below and is presented in our consolidated statements of cash flows contained in this report.

Cash Flows from Operations

Cash flows from operating activities provided $39.7 million in 2006 compared to $23.6 million in 2005. The most significant component of the favorable variance from 2005 to 2006 was net income, which was $11.5 million higher in 2006 than in 2005. Other factors affecting operating cash flows in 2006 were higher non-cash expenses, most notably, equity compensation expense of $4.3 million related to the effects of adoption of SFAS 123(R). Changes in operating assets and liabilities (working capital) used $9.0 million in 2006 compared to $11.4 million in 2005. Accounts receivables, including contract retainage and costs and earnings in excess of billings (unbilled receivables), was the largest component in the changes in working capital, as it increased by $14.7 million. The increase in receivables, including contract retainage and unbilled receivables, was primarily due to an increase in days’ sales outstanding (DSO) which was 92 at December 31, 2006 compared to 86 at December 31, 2005. Other changes in working capital include inventories, which increased by $1.7 million from 2005 to 2006, due to dry tube production exceeding wet-out tube production late in the year. Prepaid expenses and other current assets increased by $2.1 million due primarily to $1.3 million in additional amounts and prejudgment interest related to a claim against our excess liability insurance carrier (see Note 11 to the consolidated financial statements for a more detailed description). Partially offsetting increases in current operating assets was a $9.5 million increase in accounts payable and accrued expenses, due to revenue growth and timing of vendor payments.

Cash flows from operating activities provided $23.6 million in 2005 compared to $42.6 million in 2004. Changes in working capital used $11.4 million in 2005, while changes in working capital provided $15.5 million in 2004. Accounts receivable, including retainage and costs and estimated earnings in excess of billings (unbilled receivables), increased by $15.2 million, inventories increased by $2.5 million, and accounts payable increased $13.0 million during 2005. The increase in receivables, inventory and payables was principally due to the growth in revenue experienced during 2005. While receivables grew during 2005, DSOs decreased from 90 at December 31, 2004 to 86 at December 31, 2005 due to higher revenues and improved cash collection. The most significant component of working capital changes in 2004 was the receipt of $9.1 million in tax refunds early in 2004. Depreciation expense was higher during 2005 due to a higher level of fixed assets, but amortization expense was $0.4 million lower in 2005 compared to 2004 due to the full amortization of certain intangible assets during 2004 acquired with Insituform East, Inc.

Cash Flows from Investing Activities

Investing activities used $7.1 million in 2006 compared to $26.3 million in 2005. The largest component of cash used by investing activities was capital expenditures of $20.6 million in 2006, compared to $27.1 million in 2005. Capital expenditures in 2006 were primarily for equipment used in our steam-inversion process and replacement of older equipment, primarily in the United States. Capital expenditures were partially offset by $12.1 million in proceeds received from asset disposals, of which $4.6 million was received from disposals of tunneling property and equipment, while the remaining $7.5 million was from sales of real estate in the United States and Europe. An additional $1.4 million was received from the conversion of permanent life insurance policies on current and former employees.

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

Cash Flows from Financing Activities

Financing activities used $12.4 million in 2006 compared to $12.3 million in 2005. The largest component of financing activities was the scheduled debt amortization payment on our Senior Notes for $15.7 million. In addition, payments on notes payable used $4.1 million, while $2.7 million were received from notes payable, related to the financing of certain of our annual insurance premiums. Partially offsetting payments on our Senior Notes and notes payable were $4.1 million received from stock option exercises, and a tax benefit from stock option exercises of $0.8 million, which was recorded to additional paid-in capital.

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

Total debt, including current maturities and current notes payable, was $81.9 million at December 31, 2006 compared to $99.0 million at December 31, 2005. The balance at the end of December 31, 2006 consisted primarily of Series 2003-A Senior Notes of $65.0 million, due in 2013, and the final Series A Senior Notes debt amortization payment of $15.7 million due in 2007. The remaining amount relates to current notes payable for the financing of certain of our annual insurance premiums that will be repaid during 2007.

Financings

See Note 5 to the consolidated financial statements contained in this report for additional information regarding our financings.

We had debt covenant violations in the fourth quarter of 2004, which resulted in certain waivers and amendments to our debt agreements. There were no debt covenant violations in 2005 or 2006.

We believe we have adequate resources and liquidity to fund future cash requirements and debt repayments for at least the next twelve months with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets.

Disclosure of Financial Obligations and Commercial Commitments

We have entered into various financial obligations and commitments in the course of our ongoing operations and financing strategies. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities as well as from commercial arrangements that are directly supported by related revenue-producing activities. Commercial commitments represent our contingent obligations, which become payable only if certain pre-defined events were to occur, such as funding financial guarantees. See Note 11 to the consolidated financial statements contained in this report for further discussion.

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

The following table provides a summary of our financial obligations and commercial commitments as of December 31, 2006 (in thousands). This table includes cash obligations related to principal outstanding under existing debt arrangements and operating leases.

Payments Due by Period
Cash Obligations(1,3)	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt	$81,860	$16,814	$13	$13	$13	$7	$65,000
Interest on long-term debt	28,488	5,107	4,251	4,251	4,251	4,251	6,377
Line of credit facility(2)	-	-	-	-	-	-	-
Operating leases	37,490	13,636	11,346	7,062	2,639	1,215	1,592
Total contractual cash obligations	$147,838	$35,557	$15,610	$11,326	$6,903	$5,473	$72,969

(1)
Cash obligations herein are not discounted. See Notes 5 and 11 to the consolidated financial statements contained in this report regarding long-term debt and commitments and contingencies, respectively.

(2)
As of December 31, 2006, there was no borrowing balance on the credit facility and therefore there is no applicable interest rate as the rates are determined on the borrowing date. The available balance was $19.5 million, and the commitment fee was 0.20%. The remaining $15.5 million was used for non-interest bearing letters of credit, of which $14.5 million was collateral for insurance and $1.0 million for work performance. We generally use the credit facility for short-term borrowings and disclose amounts outstanding as a current liability.

(3)	A resin supply contract with one of our vendors is excluded from this table. See “Market Risk - Commodity Risk” under this Item 7 for further discussion.

Off-Balance Sheet Arrangements

We use various structures for the financing of operating equipment, including borrowing, operating and capital leases, and sale-leaseback arrangements. All debt, including the discounted value of future minimum lease payments under capital lease arrangements, is presented in our consolidated balance sheet. Our commitments under operating lease arrangements were $37.5 million at December 31, 2006. We also have exposure under performance guarantees by contractual joint ventures and indemnification of our surety. Historically, we have not experienced any material adverse effect to our consolidated financial position, results of operations or cash flows relative to these arrangements. All unconsolidated foreign joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 11 to the consolidated financial statements contained in this report regarding commitments and contingencies.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at December 31, 2006 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, is not material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt. The fair value of our long-term debt, including current maturities and the amount outstanding on the line of credit facility, was approximately $74.4 million at December 31, 2006. Market risk was estimated to be $0.3 million as the potential increase in fair value resulting from a hypothetical 1% decrease in our debt specific borrowing rates at December 31, 2006.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliates operating solely outside of the United States, and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At December 31, 2006, a substantial portion of our cash and cash equivalents were denominated in foreign currencies, and a hypothetical 1% change in currency exchange rates could result in an approximate $0.6 million impact to our equity through accumulated other comprehensive income. We continue to evaluate the use of instruments, such as forward contracts, to hedge our foreign exchange exposure.

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

Under the supervision and with the participation of Company management, including the Chief Executive Officer and the Controller, an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In performing this evaluation, management employed the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.

Based on the criteria set forth in Internal Control - Integrated Framework, management, including the Company’s Chief Executive Officer and its Controller, has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Company management does not expect that its system of internal control over financial reporting and procedures will prevent all misstatements due to inherent limitations. Therefore, management’s assessment provides reasonable, but not absolute, assurance that misstatements will be prevented and/or detected by the established internal control and procedures over financial reporting.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

/s/ Thomas S. Rooney, Jr.
Thomas S. Rooney, Jr. President and Chief Executive Officer

/s/ David A. Martin
David A. Martin Vice President and Controller

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of Insituform Technologies, Inc.:

We have completed integrated audits of Insituform Technologies, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Insituform Technologies, Inc. and its subsidiaries at December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the financial statements, the Company changed the manner in which it accounts for equity-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
February 23, 2007

Insituform Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except per share amounts)

	2006	2005	2004
Revenues	$596,715	$595,282	$542,598
Cost of revenues	468,761	478,441	443,099
Gross profit	127,954	116,841	99,499
Operating expenses	95,200	91,603	89,385
Amortization expense	1,295	1,495	1,936
Operating income	31,459	23,743	8,178
Other income (expense)
Interest expense	(6,834)	(8,465)	(9,305)
Interest income	3,889	2,081	1,397
Other	6,256	(698)	(185)
Total other income (expense)	3,311	(7,082)	(8,093)
Income before taxes on income	34,770	16,661	85
Taxes (benefits) on income	11,057	4,188	(835)
Income before minority interests, equity in earnings	23,713	12,473	920
Minority interests	(316)	(166)	(107)
Equity in earnings (losses) of affiliated companies	1,281	853	(216)
Net income	$24,678	$13,160	$597

Earnings per share of common stock and common stock equivalents:
Basic	$0.91	$0.49	$0.02
Diluted	0.90	0.49	0.02

The accompanying notes are an integral part of the consolidated financial statements.

Insituform Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets - As of December 31, 2006 and 2005
(In thousands, except share information)

Assets	2006	2005
Current assets
Cash and cash equivalents	$96,393	$77,069
Restricted cash	934	5,588
Receivables, net	90,678	85,896
Retainage	37,193	33,138
Costs and estimated earnings in excess of billings	41,512	32,503
Inventories	17,665	15,536
Prepaid expenses and other assets	25,989	24,294
Total current assets	310,364	274,024
Property, plant and equipment, less accumulated depreciation	90,453	95,657
Other assets
Goodwill	131,540	131,544
Other assets	17,712	17,103
Total other assets	149,252	148,647

Total Assets	$550,069	$518,328

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt and line of credit	$16,814	$18,264
Accounts payable and accrued expenses	107,320	94,560
Billings in excess of costs and estimated earnings	12,371	14,017
Total current liabilities	136,505	126,841
Long-term debt, less current maturities	65,046	80,768
Other liabilities	7,726	5,497
Total liabilities	209,277	213,106
Minority interests	2,181	1,726

Commitments and contingencies (Note 11)	-	-

Stockholders’ equity
Preferred stock, undesignated, $.10 par - shares authorized 2,000,000; none outstanding	-	-
Common stock, $.01 par - shares authorized 60,000,000; shares issued 29,597,044 and 29,294,849; shares outstanding 27,239,580 and 26,937,385	296	293
Additional paid-in capital	149,802	139,372
Retained earnings	236,763	212,085
Treasury stock, at cost - 2,357,464 shares	(51,596)	(51,596)
Accumulated other comprehensive income	3,346	3,342
Total stockholders’ equity	338,611	303,496

Total Liabilities and Stockholders’ Equity	$550,069	$518,328

The accompanying notes are an integral part of the consolidated financial statements.

Insituform Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except number of shares)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Income
BALANCE, December 31, 2003	28,844,069	$288	$133,382	$198,328	$(51,596)	$(1,233)	$279,169

Net income	-	-	-	597	-	-	597	$597
Issuance of common stock upon exercise of options, including income tax benefit of $382	284,750	3	3,959	-	-	-	3,962	-
Restricted stock issued (See Note 7)	65,000	1	(1)	-	-	-	-	-
Amortization and forfeitures of restricted stock	(19,800)	(0)	128	-	-	-	128	-
Common stock repurchased	-	-	-	-	(1,851)	-	(1,851)	-
Foreign currency translation adjustment	-	-	-	-	-	5,980	5,980	5,980
Total comprehensive income	-	-	-	-	-	-	-	$6,577
BALANCE, December 31, 2004	29,174,019	$292	$137,468	$198,925	$(51,596)	$4,747	$289,836

Net income	-	-	-	13,160	-	-	13,160	$13,160
Issuance of common stock upon exercise of options, including income tax benefit of $163	107,613	1	1,606	-	-	-	1,607	-
Restricted stock issued (See Note 7)	55,000	1	(1)	-	-	-	-	-
Amortization and forfeitures of restricted stock	(41,783)	(0)	299	-	-	-	298	-
Foreign currency translation adjustment	-	-	-	-	-	(1,405)	(1,405)	(1,405)
Total comprehensive income	-	-	-	-	-	-	-	$11,755
BALANCE, December 31, 2005	29,294,849	$293	$139,372	$212,085	$(51,596)	$3,342	$303,496

Net income	-	-	-	24,678	-	-	24,678	$24,678
Issuance of common stock upon exercise or redemption of equity compensation instruments, including tax benefit of $772	243,370	2	4,892	-	-	-	4,894	-
Distribution of shares pursuant to Deferred Stock Unit awards	9,525	0	50	-	-	-	50	-
Reclassification of deferred stock units in accordance with SFAS 123(R)	-	-	1,235	-	-	-	1,235	-
Restricted stock issued (See Note 7)	50,800	1	(1)	-	-	-	-	-
Amortization and forfeitures of restricted stock	(1,500)	(0)	-	-	-	-	(0)	-
Equity based compensation expense	-	-	4,254	-	-	-	4,254	-
Foreign currency translation adjustment	-	-	-	-	-	4	4	4
Total comprehensive income	-	-	-	-	-	-	-	$24,682
BALANCE, December 31, 2006	29,597,044	$296	$149,802	$236,763	$(51,596)	$3,346	$338,611

The accompanying notes are an integral part of the consolidated financial statements.

Insituform Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)
	2006	2005	2004
Cash flows from operating activities:
Net income	$24,678	$13,160	$597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,258	19,744	17,502
Amortization	1,295	1,495	1,936
(Gain)/loss on sale of assets/investment	(6,195)	1,813	610
Equity-based compensation expense	4,254	837	640
Write-off of debt issuance costs	-	-	226
Change in restricted cash related to operating activities	4,653	(3,883)	(181)
Other	(1,577)	(556)	4,282
Deferred income taxes	2,175	2,352	1,481
Tax benefits related to stock option exercises	(772)	-	-
Changes in operating assets and liabilities (Note 10)	(9,027)	(11,404)	15,464
Net cash provided by operating activities	39,742	23,558	42,557

Cash flows from investing activities:
Capital expenditures	(20,635)	(27,081)	(35,195)
Proceeds from sale of fixed assets	12,079	1,296	1,904
Liquidation of life insurance cash surrender value	1,423	-	-
Other investing activities	-	(557)	(844)
Net cash used in investing activities	(7,133)	(26,342)	(34,135)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,122	1,243	3,580
Additional tax benefit from stock option exercises recorded in additional paid-in capital	772	-	-
Proceeds from notes payable	2,662	6,179	-
Principal payments on notes payable	(4,101)	(3,650)	-
Principal payments on long-term debt and lines of credit, net	(15,735)	(15,779)	(18,978)
Changes in restricted cash related to financing activities	-	-	4,602
Deferred financing costs paid	(106)	(260)	(633)
Net cash used in financing activities	(12,386)	(12,267)	(11,429)
Effect of exchange rate changes on cash	(899)	(1,126)	2,388
Net increase (decrease) in cash and cash equivalents for the period	19,324	(16,177)	(619)
Cash and cash equivalents, beginning of year	77,069	93,246	93,865
Cash and cash equivalents, end of year	$96,393	$77,069	$93,246

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$6,402	$7,759	$8,501
Income taxes (refunded) paid, net	7,637	(5,218)	(5,117)
Noncash investing and financing activities:
Noncompete liability recovered in settlement	$-	$-	$919

The accompanying notes are an integral part of the consolidated financial statements.

Insituform Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS:

Insituform Technologies, Inc. (a Delaware corporation) and subsidiaries (collectively, the “Company”) is a worldwide provider of proprietary trenchless technologies for the rehabilitation and improvement of sewer, water, gas and industrial pipes. The Company’s primary technology is the Insituform® process, a proprietary cured-in-place pipeline rehabilitation process (the “Insituform CIPP Process”). Pipebursting is a non-proprietary trenchless method of dilating and replacing an old pipeline with a new high-density polyethylene pipe. The microtunneling process is a non-proprietary method of drilling a new tunnel from surface operated equipment. Sliplining is a non-proprietary method used to push or pull a new pipeline into an old one. The Company’s Tite Liner® process is a proprietary method of lining new and existing pipe with a corrosion and abrasion resistant polyethylene pipe. The Company also engages in tunneling used in the installation of new underground services.

2.	SUMMARY OF ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority-owned subsidiaries, the most significant of which is a 75%-owned United Kingdom subsidiary, Insituform Linings Plc. For contractual joint ventures, the Company recognizes revenue, costs and profits on its portion of the contract using percentage-of-completion accounting. All significant intercompany transactions and balances have been eliminated. Investments in entities in which the Company does not have significant control nor meet the characteristics of a variable interest entity, and for which the Company has 20% to 50% ownership are accounted for by the equity method. Certain prior period amounts have been reclassified to conform to the current presentation.

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

Equity-Based Compensation

The Company records expense for equity-based compensation awards, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units based on the fair value recognition provisions contained is SFAS 123(R), Share Based Payment. Fair value of stock option awards is determined using an option pricing model that is based on established principles of financial economic theory. Fair value of restricted share and deferred stock unit awards is determined using the Company’s closing stock price on the grant date. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for valuation of stock option awards. Volatility and expected term assumptions are based on the Company’s historical experience. The risk-free rate is based on a U.S. Treasury note with a maturity similar to the option award’s expected term. Discussion of the Company’s implementation of SFAS 123(R) is described in Note 7.

Revenues

Revenues include construction and installation revenues that are recognized using the percentage-of-completion method of accounting in the ratio of costs incurred to estimated final costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and equipment costs. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. When estimates indicate that a loss will be incurred on a contract on completion, a provision for the expected loss is recorded in the period in which the loss becomes evident. At December 31, 2006 and 2005, the Company had provided $0.2 million and $0.5 million for expected losses on contracts. Revenues from change orders, extra work, variations in the scope of work and claims are recognized when realization is reasonably assured, and at estimated recoverable amounts.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs of $3.6 million, $2.9 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, are included in operating expenses in the accompanying consolidated statements of income.

Taxes on Income

The Company provides for estimated income taxes payable or refundable on current year income tax returns as well as the estimated future tax effects attributable to temporary differences and carryforwards, based upon enacted tax laws and tax rates, and in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes. SFAS 109 also requires that a valuation allowance be recorded against any deferred tax assets that are not likely to be realized in the future.

Earnings Per Share

Earnings per share have been calculated using the following share information:

	2006	2005	2004
Weighted average number of common shares used for basic EPS	27,043,651	26,782,818	26,649,030
Effect of dilutive stock options, stock appreciation rights, restricted stock and deferred stock units (Note 7)	460,617	168,766	161,450
Weighted average number of common shares and dilutive potential common stock used in diluted EPS	27,504,268	26,951,584	26,810,480

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

Retainage

Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of revenue earned by the Company but held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract. Retainage is generally collected within one year of the completion of a contract, although collection can take up to two years in Europe. Retainage due after one year was approximately $2.8 million and $0 million at December 31, 2006 and 2005, respectively.

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

Long-lived assets, including property, plant and equipment, and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors the Company considers important which could trigger an impairment review include:

•	significant underperformance in a region relative to expected historical or projected future operating results;
•	significant changes in the use of the assets of a region or the strategy for the region;
•	significant negative industry or economic trends;
•	significant decline in the Company’s stock price for a sustained period; and
•	market capitalization is significantly less than net book value.

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

Goodwill

Under Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, the Company assesses recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Factors that could potentially trigger an impairment review include (but are not limited to):

•	significant underperformance of a segment or division relative to expected, historical or projected future operating results;
•	significant negative industry or economic trends; and
•	significant changes in the strategy for a segment or division.

In accordance with the provisions of SFAS 142, the Company calculates the fair value of its reporting units and compares such fair value to the carrying value of the reporting unit to determine if there is any indication of goodwill impairment. The Company’s reporting units consist of North American rehabilitation, European rehabilitation, tunneling and Tite Liner®. To calculate reporting unit fair value, the Company utilizes a discounted cash flow analysis based upon, among other things, certain assumptions about expected future operating performance. The Company typically engages a third party valuation expert to assist in estimating reporting unit fair value. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in the Company’s weighted average cost of capital or changes in operating performance. An impairment charge will be recognized to the extent that the implied fair value of the goodwill balances for each reporting unit is less than the related carrying value. The Company did not identify any goodwill as being impaired based on management’s impairment analyses performed during 2006, 2005 and 2004. See Note 4 regarding acquired intangible assets and goodwill.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which describes a comprehensive model for the measurement, recognition, presentation and disclosure of uncertain tax positions in the financial statements. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the tax authorities’ full knowledge of the position and all relevant facts, but without considering time values. While there can be no assurances, the Company does not anticipate a material impact from the adoption of FIN 48, based on the Company’s current assessment, which was still in progress at December 31, 2006.

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

In December 2004, the Financial Accounting Standards Board issued Standard No. 123(R), Share-Based Payment (“SFAS 123(R)”). This standard revises the measurement, valuation and recognition of financial accounting and reporting standards for equity-based employee compensation plans contained in SFAS No. 123. The new rules require companies to expense the value of employee stock options and similar equity-based compensation awards based on fair value recognition provisions determined on the date of grant. The new standard became effective for the Company on January 1, 2006. The Company’s implementation of this standard is described in Note 7.

3.	SUPPLEMENTAL BALANCE SHEET INFORMATION (in thousands):

Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31:

	2006	2005	2004

Balance, at beginning of year	$3,433	$4,077	$3,008
Charged to (reversed from) expense	(483)	654	1,143
Write-offs and adjustments	(313)	(1,298)	(74)
Balance, at end of year	$2,637	$3,433	$4,077

Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following at December 31:

	2006	2005

Costs incurred on uncompleted contracts	$446,119	$529,105
Estimated earnings to date	77,426	70,331
Subtotal	523,545	599,436
Less - Billings to date	(494,404)	(580,950)
Total	$29,141	$18,486
Included in the accompanying balance sheets:
Costs and estimated earnings in excess of billings	$41,512	$32,503
Billings in excess of costs and estimated earnings	(12,371)	(14,017)
Total	$29,141	$18,486

Costs and estimated earnings in excess of billings represent work performed that either due to contract stipulations or lacking contractual documentation needed, could not be billed. Substantially all unbilled amounts are expected to be billed and collected within one year.

Inventories

Inventories are summarized as follows at December 31 (in thousands):

	2006	2005

Raw materials and supplies	$3,072	$1,839
Work-in-process	3,897	3,947
Finished products	2,210	1,618
Construction materials	8,486	8,132
Total	$17,665	$15,536

Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31 (in thousands):

	Estimated Useful Lives (Years)	2006	2005

Land and land improvements		$8,171	$10,107
Buildings and improvements	5 - 40	27,284	28,446
Machinery and equipment	4 - 10	114,152	114,670
Furniture and fixtures	3 - 10	8,425	7,159
Autos and trucks	3 - 10	40,462	40,937
Construction in progress		9,757	3,825
Subtotal		208,251	205,144
Less - Accumulated depreciation		(117,798)	(109,487)
Total		$90,453	$95,657

Other Assets

Other assets are summarized as follows at December 31 (in thousands):

	2006	2005

Investment in affiliates	$8,258	$7,083
License agreements	2,081	2,250
Customer relationships	1,406	1,526
Patents and trademarks	2,765	1,462
Non-compete agreements	196	839
Other	3,006	3,943
Total	$17,712	$17,103

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31 (in thousands):

	2006	2005

Accounts payable - trade	$63,707	$55,154
Estimated casualty and healthcare liabilities	21,313	20,325
Job costs	15,364	10,314
Compensation and bonus	5,375	6,126
Interest	1,314	1,838
Job loss reserves	197	533
Warranty	50	270
Total	$107,320	$94,560

Casualty Insurance and Healthcare Liabilities

The Company obtains actuarial estimates of its liabilities on a quarterly basis and adjusts its reserves accordingly. Estimated casualty insurance and healthcare benefits liabilities are summarized as follows at December 31 (in thousands):

	2006	2005
Casualty insurance	$19,508	$18,219
Healthcare benefits	1,805	2,106
Total	$21,313	$20,325

4.	ACQUIRED INTANGIBLE ASSETS AND GOODWILL:

In accordance with the requirements of SFAS 142, Goodwill and Other Intangible Assets, the Company performed annual impairment tests for goodwill in the fourth quarter of 2006 and 2005. Management retained an independent party to perform a valuation of the Company’s reporting units, which consist of North American rehabilitation, European rehabilitation, tunneling and Tite Liner®, and determined that no impairment of goodwill existed.

Changes in the carrying amount of goodwill for the year ended December 31, 2006 were as follows (in thousands):

	Rehabilitation	Tunneling	Total

Balance as of December 31, 2005	$122,624	$8,920	$131,544
Foreign currency adjustment	(4)	-	(4)
Balance as of December 31, 2006	$122,620	$8,920	$131,540

Intangible assets were as follows (in thousands):

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
License agreements	$3,894	$(1,813)	$2,081
Customer relationships	1,797	(391)	1,406
Patents and trademarks	16,048	(13,283)	2,765
Non-compete agreements	3,252	(3,056)	196
Total	$24,991	$(18,543)	$6,448

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
License agreements	$3,894	$(1,644)	$2,250
Customer relationships	1,797	(271)	1,526
Patents and trademarks	14,500	(13,038)	1,462
Non-compete agreements	3,239	(2,400)	839
Total	$23,430	$(17,353)	$6,077

For the year ended December 31:	2006	2005
Aggregate amortization expense:	$1,295	$1,495

Estimated amortization expense:
For year ending December 31, 2007	$1,166
For year ending December 31, 2008	758
For year ending December 31, 2009	291
For year ending December 31, 2010	291
For year ending December 31, 2011	291

5.	LONG-TERM DEBT AND LINE OF CREDIT FACILITY:

Long-term debt, line of credit and notes payable consisted of the following at December 31 (in thousands):

	2006	2005
8.88% Senior Notes, Series A, payable in $15,715 annual installments beginning February 2001 through 2007, with interest payable semiannually	$15,710	$31,425
6.54% Senior Notes, Series 2003-A, due April 24, 2013	65,000	65,000
Other notes with interest rates from 5.0% to 10.5%	1,150	2,607
Subtotal	81,860	99,032
Less - Current maturities and notes payable	(16,814)	(18,264)
Total	$65,046	$80,768

Principal payments required to be made for each of the next five years and thereafter are summarized as follows (in thousands):

Year	Amount
2007	$16,814
2008	13
2009	13
2010	13
2011	7
Thereafter	65,000
Total	$81,860

At December 31, 2006 and 2005, the estimated fair value of the Company’s long-term debt was approximately $74.4 million and $94.3 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity.

Senior Notes

Effective March 16, 2005, the Company agreed to increase the interest rate on the Series A Senior Notes from 8.63% per annum to 8.88% per annum and to increase the interest rate on the Series 2003-A Senior Notes from 6.04% per annum to 6.54% per annum, to obtain less restrictive financial covenants and waivers of defaults that existed prior to that date. In 2005, the Company paid its creditors approximately $260,000 in fees to obtain the waivers and amendments to certain covenant violations at December 31, 2004.

Line of Credit Facility

At December 31, 2006, the Company had $15.5 million in letters of credit issued and outstanding under a credit facility with Bank of America, $14.5 million of which was collateral for the benefit of certain of the Company’s insurance carriers and $1.0 million was collateral for work performance. The $35.0 million credit facility allows the Company to borrow under a line of credit and/or through standby letters of credit. There were no other outstanding borrowings under the line of credit facility at December 31, 2006, resulting in $19.5 million in available borrowing capacity under the line of credit facility as of that date.

During 2006, there was financing of certain annual insurance premiums in the amount of $2.7 million, of which $1.1 million remained outstanding at December 31, 2006. These notes will be repaid in full during 2007.

At December 31, 2006, the Company was in compliance with all of its debt covenants as required under the Senior Notes and line of Credit Facility. The Company believes it has adequate resources to fund future cash requirements and debt repayments for at least the next twelve months with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets.

6.	STOCKHOLDERS’ EQUITY

Equity Compensation Plans

The 2006 Employee Equity Incentive Plan (“Employee Plan”) provides for equity-based compensation awards, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. There are 2,000,000 shares of the Company’s common stock registered for issuance under the Employee Plan. The Employee Plan is administered by the compensation committee of the board of directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards.

The Employee Plan replaces the 2001 Employee Equity Incentive Plan, and contains substantially the same provisions as the former plan. At December 31, 2006, there were 970,112 options outstanding, 131,500 unvested shares of restricted stock and 4,182 deferred stock units outstanding under the 2001 Employee Equity Incentive Plan.

The 2006 Non-Employee Director Equity Incentive Plan (“Director Plan”) provides for equity-based compensation awards, including non-qualified stock options and stock units. There are 200,000 shares of the Company’s common stock registered for issuance under the Director Plan. The board of directors administers the Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the Director Plan.

The Director Plan replaces the 2001 Non-Employee Director Equity Incentive Plan, and contains substantially the same provisions as the former plan. At December 31, 2006, there were 45,000 options and 89,625 deferred stock units outstanding under the 2001 Non-Employee Director Equity Incentive Plan.

At December 31, 2006, there were 276,780 options outstanding under the 1992 Employee Stock Option Plan and the 1992 Director Stock Option Plan.

Activity and related expense associated with these plans are described in Note 7, “Equity Based Compensation.”

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

7.	EQUITY BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment. This standard revised the measurement, valuation and recognition of financial accounting and reporting standards for equity-based compensation plans contained in SFAS No. 123, Accounting for Stock Based Compensation. The new standard requires companies to expense the value of employee stock options and similar equity-based compensation awards based on fair value recognition provisions determined on the grant date.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard on January 1, 2006, the effective date of the standard for the Company. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The Company will continue to include tabular, pro forma disclosures in accordance with SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, for all periods prior to January 1, 2006.

Stock Options

The fair value of each option award was estimated on the grant date using the Black-Scholes option pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-rate are required for the Black-Scholes model. Volatility and expected term assumptions are based on the Company’s historical experience. The risk-free rate is based on a U.S. treasury note with a maturity similar to the option award’s expected term. The assumptions for volatility, expected term, dividend yield and risk-free rate for stock option awards in 2006 and 2005 are presented in the table below:

	2006		2005
	Range	Weighted Average	Range	Weighted Average
Volatility	41.7% - 45.6%	41.9%	44.0%	44.0%
Expected term (years)	4.5 - 4.8	4.8	5.6	5.6
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free rate	4.3% - 5.0%	4.3%	4.0%	4.0%
Turnover	2.3% - 2.9%	2.3%	3.3%	3.3%

Stock options generally have terms of seven to ten years and are required to have an exercise price equal to the market value of the underlying common stock on the date of grant. A summary of option activity in 2006 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,381,476	$19.53
Granted	330,500	19.74
Exercised	(243,370)	16.88
Forfeited/Expired	(170,214)	21.46
Outstanding at December 31, 2006	1,298,392	$19.85	4.8	$8,476,463
Exercisable at December 31, 2006	901,667	$20.60	4.4	$5,396,866

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.00 to $10.00	29,400	0.9	$8.75	$503,034	29,400	$8.75	$503,034
$10.01 to $20.00	751,846	5.1	16.49	7,045,843	391,996	15.38	4,107,136
$20.00 and above	517,146	4.6	25.37	927,586	480,271	25.59	786,696
Total Outstanding	1,298,392	4.8	$19.84	$8,476,463	901,667	$20.60	$5,396,866

The intrinsic values above are based on the Company’s closing stock price of $25.86 on December 29, 2006. The weighted-average grant-date fair value of options awarded during 2006 was $8.30. During 2006, the Company collected $4.1 million from stock option exercises that had a total intrinsic value of $2.3 million. The Company recorded a tax benefit from stock option exercises of $0.8 million in additional paid-in capital on the consolidated balance sheet and as an adjustment from operating activity and as a cash flow from financing activities on the consolidated statements of cash flows. Under the fair value provisions of SFAS 123(R), the Company recorded pretax expense of $2.9 million related to stock option awards in the year ended December 31, 2006. Unrecognized pretax expense of $1.1 million related to stock options is expected to be recognized over the weighted average remaining service period of 0.9 years for awards outstanding at December 31, 2006.

At December 31, 2006, 1,993,500 and 200,000 shares of common stock were reserved for equity-based compensation awards pursuant to the 2006 Employee Equity Incentive Plan and the 2006 Non-Employee Director Equity Incentive Plan, respectively.

Restricted Stock

Restricted shares of the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Restricted shares are generally subject to a three-year service restriction, and may not be sold or transferred during the restricted period. Restricted stock compensation is recorded based on the stock price on the grant date and charged to expense ratably through the restriction period. Forfeitures cause the reversal of all previous expense recorded as a reduction of current period expense.

The following table summarizes information about restricted stock activity during the years ended December 31, 2006, 2005 and 2004:

	For the Years Ended December 31,
	2006		2005		2004
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	83,900	$16.64	73,600	$15.53	28,400	$15.72
Granted	50,800	19.41	55,000	14.65	65,000	17.97
Vested	(1,700)	15.72	(2,917)	15.61	—	—
Forfeited	(1,500)	15.50	(41,783)	15.97	(19,800)	15.72
Outstanding, end of period	131,500	$17.73	83,900	$16.64	73,600	$15.53

Expense (benefit) associated with grants of restricted stock and the effect of related forfeitures are presented below (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Restricted stock expense	$796	$485	$242
Forfeitures	(15)	(187)	(114)
Restricted stock expense, net	781	298	128
Tax benefit	(304)	(104)	(44)
Net expense	$477	$194	$84

Deferred Stock Units

Deferred stock units are generally awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded in full on the date of grant.

The following table summarizes information about deferred stock units activity during the years ended December 31, 2006, 2005 and 2004:

	For the Years Ended December 31,
	2006		2005		2004
	Deferred Stock Units	Weighted Average Grant Date Fair Value	Deferred Stock Units	Weighted Average Grant Date Fair Value	Deferred Stock Units	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	78,432	$16.39	58,800	$16.11	27,500	$15.75
Granted	24,900	24.20	32,282	16.69	31,300	16.42
Shares distributed	(9,525)	15.75	(12,650)	15.85	—	—
Outstanding, end of period	93,807	$18.53	78,432	$16.39	58,800	$16.11

Expense associated with grants of deferred stock units is presented in the table below:

	For the Years Ended December 31,
	2006	2005	2004
Deferred stock units expense	$603	$539	$512
Tax benefit	(234)	(189)	(180)
Net expense	$369	$350	$332

Prior Year Equity Compensation Expense

Prior to January 1, 2006, the Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options. The following table illustrates the effect on net income and earnings per share in the years ended December 31, 2005 and 2004 had the Company applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to equity-based compensation (in thousands, except per-share data):

	For the Years Ended December 31,
	2005	2004
Net income, as reported	$13,160	$597
Add: Total equity-based compensation expense included in net income, net of related tax benefits	544	416
Deduct: Total equity-based compensation expense determined under fair value method for all awards, Net of related tax effects	(2,307)	(2,093)
Pro forma net income	$11,397	$(1,080)

Basic earnings per share as reported:	$0.49	$0.02
Basic earnings per share pro forma:	0.43	(0.04)

Diluted earnings per share as reported:	$0.49	$0.02
Diluted earnings per share pro forma:	0.42	(0.04)

In accordance with SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, the equity-based compensation expense recorded in the determination of reported net income during the years ended December 31, 2005 and 2004 is disclosed in the table above. The pro forma equity-based compensation expense includes the recorded expense and the expense related to stock options that was determined using the fair value method.

8.	OTHER INCOME (EXPENSE):

Other income (expense) was comprised of the following for the years ended December 31 (in thousands):

	2006	2005	2004

Gain (loss) on sale/disposal of assets	$6,195	$(1,813)	$(610)
Other	61	1,115	425
Total	$6,256	$(698)	$(185)

9.	TAXES ON INCOME:

Income (loss) from continuing operations before taxes on income was as follows for the years ended December 31 (in thousands):

	2006	2005	2004

Domestic	$11,623	$1,066	$(8,310)
Foreign	23,147	15,595	8,395
Total	$34,770	$16,661	$85

Provisions (benefits) for taxes on income from continuing operations consisted of the following components for the years ended December 31 (in thousands):

	2006	2005	2004
Current:
Federal	$985	$(3,187)	$(6,778)
Foreign	7,323	4,531	4,274
State	574	492	188
Subtotal	8,882	1,836	(2,316)
Deferred:
Federal	1,169	2,662	2,735
Foreign	364	217	(713)
State	642	(527)	(541)
Subtotal	2,175	2,352	1,481
Total tax provision	$11,057	$4,188	$(835)

Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes, equity in income (loss) of joint ventures and minority interests as a result of the following (in thousands):

	2006	2005	2004

Income taxes at U.S. federal statutory tax rate	$12,170	$5,832	$30
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	791	(23)	(229)
Amortization of intangibles	(711)	(715)	(616)
Foreign tax matters	(1,787)	(581)	(126)
Valuation allowance on net operating loss carryforwards (NOL)	648	(204)	100
Non-deductible meals and entertainment	203	200	668
Other matters	(257)	(321)	(662)
Total tax provision	$11,057	$4,188	$(835)

Effective tax rate	31.8%	25.1%	(982.4)%

Net deferred taxes consisted of the following at December 31 (in thousands):

	2006	2005
Deferred income tax assets:
Foreign tax credit carryforwards	$491	$605
Net operating loss carryforwards	7,105	6,467
Accrued expenses	8,831	9,437
Other	2,171	2,485
Total gross deferred income tax assets	18,598	18,994
Less valuation allowance	(4,571)	(4,524)
Net deferred income tax assets	14,027	14,470
Deferred income tax liabilities:
Property, plant and equipment	(8,335)	(7,696)
Other	(6,380)	(5,394)
Total deferred income tax liabilities	(14,715)	(13,090)
Net deferred income tax (liabilities)/assets	$(688)	$1,380

The Company’s tax assets and liabilities, netted by taxing location, are in the following captions in the balance sheets (in thousands):

	2006	2005

Current deferred income tax assets, net	$2,805	$3,454
Noncurrent deferred income tax liabilities, net	(3,493)	(2,074)
Net deferred income tax (liabilities)/assets	$(688)	$1,380

The Company’s deferred tax assets at December 31, 2006 include $7.1 million in federal, state and foreign net operating loss carryforwards. These NOLs include $2.6 million, which if not used will expire between the years 2008 and 2026, and $4.5 million that has no expiration dates. The Company also has foreign tax credit carryforwards of $0.5 million, which will begin to expire in 2011.

For financial reporting purposes, a valuation allowance of $4.6 million has been recognized, to reduce the deferred tax assets related to certain state and foreign net operating loss carryforwards, for which it is more likely than not that the related tax benefits will not be realized, due to uncertainties as to the timing and amounts of future taxable income. The valuation allowance at December 31, 2005, was $4.5 million relating to the same items described above.

10.	CHANGES IN OPERATING ASSETS:

The following are the cash flow effects of changes in operating assets, excluding the effect of acquisitions and divestitures (in thousands):

	2006	2005	2004
Receivables, net, retainage and costs and estimated earnings in excess of billings	$(14,657)	$(15,213)	$4,460
Inventories	(1,741)	(2,500)	(404)
Prepaid expenses and other assets	(2,096)	(6,693)	2,818
Accounts payable and accrued expenses	9,467	13,002	8,590
Total	$(9,027)	$(11,404)	$15,464

11.	COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases a number of its administrative operations facilities under noncancellable operating leases expiring at various dates through 2020. In addition, the Company leases certain construction, automotive and computer equipment on a multi-year, monthly or daily basis. Rental expense in 2006, 2005 and 2004 was $18.5 million, $19.4 million and $21.3 million, respectively.

At December 31, 2006, the future minimum lease payments required under the noncancellable operating leases were as follows (in thousands):

Year	Minimum Lease Payments

2007	$13,636
2008	11,346
2009	7,062
2010	2,639
2011	1,215
Thereafter	1,592
Total	$37,490

Litigation

In the third quarter of 2002, an accident on an Insituform® cured-in-place-pipe (“CIPP”) process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. The Company fully cooperated with Iowa’s state OSHA in the investigation of the accident. Iowa OSHA issued a citation and notification of penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. The Company challenged Iowa OSHA’s findings, and in the fourth quarter of 2003, an administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. The Company appealed the decision of the Employment Appeal Board to the Iowa District Court for Polk County, which, in the first quarter of 2005, reduced the penalties back to $158,000. The Company appealed the decision of the Iowa District Court and, on February 8, 2006, the Company’s appeal was heard by the Iowa Court of Appeals. On March 17, 2006, the Court of Appeals issued its opinion, vacating all citations issued under the general industry standards (all citations except two serious citations) and reducing total penalties against the Company to $4,500. Thereafter, the Employment Appeal Board filed a petition for further review to the Iowa Supreme Court, and the Company filed a resistance to the petition. On September 29, 2006, the Iowa Supreme Court granted the Employment Appeal Board’s petition for further review, and set the case for consideration during the week of December 4, 2006. On February 16, 2007, the Iowa Supreme Court issued its opinion, reinstating all citations issued under the general industry standards, including several willful citations, and reinstating penalties in the amount of $733,750. The Iowa Supreme Court remanded the case back to the Iowa District Court to enter an order consistent with its opinion. The Company is reviewing the Court’s opinion and the Company’s options regarding further judicial review of the Court's opinion.

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

In 1990, the Company initiated proceedings against Cat Contracting, Inc., Michigan Sewer Construction Company, Inc. and Inliner U.S.A., Inc. (subsequently renamed FirstLiner USA, Inc.), along with another party, alleging infringement of certain in-liner Company patents. In August 1999, the United States District Court in Houston, Texas found that one of the Company’s patents was willfully infringed and awarded $9.5 million in damages. After subsequent appeals, the finding of infringement has been affirmed, but the award of damages and finding of willfulness was subject to rehearing. The Company believed that it had a strong position in upholding the original damage award and, after investigation, concluded that the defendants had a viable source to collect all or a portion of the award if confirmed. On the basis of these determinations, the Company decided to aggressively pursue the rehearing on damages. The damages hearing was completed in the third quarter of 2006. The Company currently is awaiting the Court’s decision. At December 31, 2006, the Company had not recorded any receivable related to this matter.

On June 3, 2005, the Company filed a lawsuit in the United States District Court in Memphis, Tennessee against Per Aarsleff A/S, a publicly traded Danish company, and certain of its subsidiaries and affiliates. Since approximately 1980, Per Aarsleff and its subsidiaries held licenses for the Insituform CIPP process in various countries in Northern and Eastern Europe, Taiwan, Russia and South Africa. Per Aarsleff also is a 50% partner in the Company’s German joint venture and a 25% partner in the Company’s manufacturing company in Great Britain. The Company’s lawsuit seeks, among other things, monetary damages in an unspecified amount for the breach by Per Aarsleff of its license and implied license agreements with the Company and for royalties owed by Per Aarsleff under the license and implied license agreements. On May 12, 2006, the Company amended its lawsuit in Tennessee to (i) seek damages based upon Per Aarsleff’s continued use of Company-patented technology in Denmark, Sweden and Finland following termination of the license agreements, (ii) seek damages based upon Per Aarsleff’s use of Company trade secrets in connection with the operation of its Danish manufacturing facility and (iii) seek an injunction against Per Aarsleff’s continued operation of its manufacturing facility. Per Aarsleff filed its Answer and Affirmative Defenses to the Company’s Amended Complaint on May 25, 2006. On October 25, 2006, Per Aarsleff filed a two count counterclaim against the Company seeking to recover royalties payments paid to the Company. On December 29, 2006, the Company and Per Aarsleff’s 50%-owned Taiwanese subsidiary (“PIEC”) settled their respective claims against each other in exchange for PIEC paying the Company $375,000, which amount was paid on December 29, 2006 (settlement of Taiwanese claims only, remainder of lawsuit continues). At December 31, 2006, excluding the effects of the claims specified in the lawsuit, Per Aarsleff owed the Company approximately $0.5 million related to royalties due under the various license and implied license agreements (over and above the Taiwanese settlement amount) based upon royalty reports prepared and submitted by Per Aarsleff. The Company believes that these receivables are fully collectible at this time. At December 31, 2006, the Company had not recorded any receivable related to this lawsuit.

Boston Installation

In August 2003, the Company began a CIPP process installation in Boston. The $1.0 million project required the Company to line 5,400 feet of a 109-year-old, 36- to 41-inch diameter unusually shaped hand-laid rough brick pipe. Many aspects of this project were atypical of the Company’s normal CIPP process installations. Following installation, the owner rejected approximately 4,500 feet of the liner and all proposed repair methods. All rejected liner was removed and re-installed, and the Company recorded a loss of $5.1 million on this project in the year ended December 31, 2003. During the first quarter of 2005, the Company, in accordance with its agreement with the client, inspected the lines. During the course of such inspection, it was determined that the segment of the liner that was not removed and re-installed in early 2004 was in need of replacement in the same fashion as all of the other segments replaced in 2004. The Company completed its assessment of the necessary remediation and related costs and began work with respect to such segment late in the second quarter of 2005. The Company’s remediation work with respect to this segment was completed during the third quarter of 2005. The Company incurred costs of approximately $2.4 million with respect to the 2005 remediation work, which costs were accrued for in the second quarter of 2005.

Under the Company’s “Contractor Rework” special endorsement to its primary comprehensive general liability insurance policy, the Company filed a claim with its primary insurance carrier relative to rework of the Boston project. The carrier has paid the Company the primary coverage of $1 million, less a $250,000 deductible, in satisfaction of its obligations under the policy.

The Company’s excess comprehensive general liability insurance coverage is in an amount far greater than the costs associated with the liner removal and re-installation. The Company believes the “Contractor Rework” special endorsement applies to the excess insurance coverage; it incurred costs in excess of the primary coverage and it notified its excess carrier of the claim in 2003. The excess insurance carrier denied coverage in writing without referencing the “Contractor Rework” special endorsement, and subsequently indicated that it did not believe that the “Contractor Rework” special endorsement applied to the excess insurance coverage.

In March 2004, the Company filed a lawsuit in United States District Court in Boston, Massachusetts against its excess insurance carrier for such carrier’s failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage. In March 2005, the Court granted the Company’s partial motion for summary judgment, concluding that the Company’s policy with its excess insurance carrier followed form to the Company’s primary insurance carrier’s policy. On May 25, 2006, the Court entered an order denying a motion for reconsideration previously filed by the excess insurance carrier, thereby reaffirming its earlier opinion. In September 2006, the Company filed a motion for summary judgment as to the issue of whether the primary insurance carrier’s policy provided coverage for the underlying claim and as to the issue of damages ($6.4 million in actual damages and $1.25 million in pre-judgment interest). The excess insurance carrier also filed a motion for summary judgment as to the issue of primary coverage. The Court heard oral arguments on the motions on November 20, 2006. The parties are now awaiting a ruling from the Court.

During the second quarter of 2005, the Company, in consultation with outside legal counsel, determined that the likelihood of recovery from the excess insurance carrier was probable and that the amount of such recovery was estimable. An insurance claims expert retained by the Company’s outside legal counsel reviewed the documentation produced with respect to the claim and, based on this review, provided the Company with an estimate of the costs that had been sufficiently documented and substantiated to date. The excess insurance carrier’s financial viability also was investigated during this period and was determined to have a strong rating of A+ with the leading insurance industry rating service. Based on these factors, the favorable court decision in March 2005 and the acknowledgement of coverage and payment from the Company’s primary insurance carrier, the Company believes that recovery from the excess insurance carrier is both probable and estimable and has recorded an insurance claim receivable in connection with this matter.

The total claim receivable was $7.6 million at December 31, 2006 and is composed of documented remediation costs and pre-judgment interest as outlined in the table below:

	Documented Remediation Costs	Pre-judgment Interest	Total
	(in thousands)
Claim recorded June 30, 2005	$5,872	$275	$6,147
Interest recorded July through December 31, 2005	-	165	165
Additional documented remediation costs recorded in the second quarter of 2006	526	-	526
Interest recorded in 2006	-	811	811
Claim receivable balance, December 31, 2006	$6,398	$1,251	$7,649

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

Retirement Plans

Substantially all of the Company’s U.S. employees are eligible to participate in the Company’s sponsored defined contribution savings plan, which is a qualified plan under the requirements of Section 401(k) of the Internal Revenue Code. Total Company contributions to the domestic plan were $1.8 million, $2.1 million, and $1.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In addition, certain foreign subsidiaries maintain various other defined contribution retirement plans. Company contributions to such plans for the years ended December 31, 2006, 2005 and 2004 were $0.9 million, $1.1 million and $1.0 million, respectively.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at December 31, 2006 on its consolidated balance sheet.

12.	SEGMENT AND GEOGRAPHIC INFORMATION:

The Company has three operating segments: rehabilitation; tunneling; and Tite Liner®. The segments were determined based upon the types of products sold by each segment and each is regularly reviewed and evaluated separately. The rehabilitation segment provides trenchless methods of rehabilitating sewers, pipelines and other conduits using a variety of technologies including the Insituform® CIPP Process, pipebursting and microtunneling. The tunneling segment engages in tunneling used in the installation of new underground services, large diameter microtunneling and sliplining. The Tite Liner® segment provides a method of lining new and existing pipe with a corrosion and abrasion resistant polyethylene pipe. These operating segments represent strategic business units that offer distinct products and services and serve different markets.

The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating income.

There were no customers which accounted for more than 10% of the Company’s revenues during any year in the three-year period ended December 31, 2006.

Financial information by segment was as follows at December 31 (in thousands):

	2006	2005	2004
Revenues:
Rehabilitation	$481,220	$445,072	$409,408
Tunneling	69,296	111,687	108,729
Tite Liner®	46,199	38,523	24,461
Total revenues	$596,715	$595,282	$542,598
Operating income (loss):
Rehabilitation	$31,749	$34,310	$17,132
Tunneling	(9,386)	(16,907)	(13,208)
Tite Liner®	9,096	6,340	4,254
Total operating income	$31,459	$23,743	$8,178
Total assets:
Rehabilitation	$370,582	$345,893	$301,006
Tunneling	53,660	63,253	73,822
Tite Liner®	20,810	15,255	9,349
Corporate	105,017	93,927	124,644
Total assets	$550,069	$518,328	$508,821

Capital expenditures:
Rehabilitation	$12,601	$19,571	$22,002
Tunneling	885	2,434	8,549
Tite Liner®	870	527	1,322
Corporate	6,279	4,549	3,322
Total capital expenditures	$20,635	$27,081	$35,195

Depreciation and amortization:
Rehabilitation	$13,838	$13,266	$12,278
Tunneling	4,933	4,867	4,099
Tite Liner®	594	818	797
Corporate	2,188	2,288	2,264
Total depreciation and amortization	$21,553	$21,239	$19,438

Rehabilitation

2006 operating results in the rehabilitation segment decreased to $31.7 million as higher revenues were offset by slightly lower gross profit margins and higher operating expenses. While revenue was higher, revenue was somewhat tempered by market price reductions during the year as a result of competitiveness the Company has gained through cost efficiencies gained from implementation of steam and other technological improvements. While crew efficiencies improved, enabling the rehabilitation business to generate higher revenues on essentially flat labor costs, higher subcontract costs and higher material costs offset the efficiencies, causing a lower gross profit margin. Material costs, in particular, increased significantly due to resin costs. Resin, a petroleum-based product, is subject to pricing volatility. In many cases, price increases can be passed through to customers. However, to the extent that there are longer term contracts that contain fixed pricing, the ability to pass through such increases may be limited. The rehabilitation segment also recognized a $0.5 million benefit from additional amounts relating to a claim receivable from our excess general liability insurance carrier. See Note 11, - “Commitments and Contingencies” for further discussion of the claim receivable. Operating expenses were higher due to corporate expenses, including equity compensation and legal expenses.

During 2005, the rehabilitation segment was favorably impacted by a claim receivable from the Company’s excess general liability insurance carrier that was recorded in the second quarter of 2005. See Note 11, “Commitments and Contingencies” for further discussion of the claim receivable.

Tunneling

Tunneling’s operating loss narrowed to $9.4 million in 2006 as a result of the completion of several problematic low-margin or loss jobs. Tunneling project margins have improved, but with the slow addition of new work, considerable idle tunneling equipment remains, resulting in underutilized equipment costs. Underutilized equipment costs, primarily depreciation and operating lease expenses, of $9.2 million adversely affected tunneling’s operating results in 2006. Accordingly, the Company continues to seek alternatives to further reduce equipment to a level appropriate for the size of the tunneling business. Slightly offsetting under-utilized equipment costs are $1.3 million recorded on claims in 2006, relating to completed projects.

During 2005, the tunneling segment was adversely impacted by the continuation of a few large projects on which margins were written down in late 2004. A large project in Chicago, Illinois experienced further margin deterioration in 2005 of $5.7 million and negative gross margin adjustments of $6.8 million (net of estimated claims recovery of $2.7 million) on two other significant projects were experienced during 2005. All three of the aforementioned projects were completed in the first half of 2006.

During 2004, the tunneling segment experienced significant negative gross margin adjustments on one large tunneling project in the amount of $11.0 million, $7.3 million of which occurred in the fourth quarter. During the third quarter of 2004, the Company recorded a downward adjustment to the gross margin on this project of $3.7 million.

At December 31, 2006, the tunneling segment had approximately $18.7 million in outstanding claims against third parties relating to, among other things, differing site conditions and defective specifications. Of this amount, $7.2 million had been recorded to income through the end of 2006. In accordance with the Company’s accounting policies, a claim is recorded to income when the realization of the claim is reasonably assured, and a recoverable amount can be estimated.

In 2005 and 2006, the Company increased its efforts regarding tunneling claims and was aggressively pursuing all outstanding claims, either through discussions and/or negotiations with our clients, alternative dispute resolution proceedings or, if necessary, litigation. During 2006, $1.3 million was recognized in tunneling claims compared to $4.6 million in 2005 and $1.7 million in 2004.

Tite Liner®

Tite Liner's® operating results were stronger in 2006 compared to 2005 with higher revenues and gross profit margins. Operating expenses were higher in the Tite Liner® segment due to additional staffing and corporate expenses necessary to support Tite Liner's® growing business. Tite Liner's® results were also favorable in 2005, as business from South American operations grew significantly.

Demand for Tite Liner®’s product is normally strong during periods when pricing for oil and other mined commodities is high. Tite Liner®’s strong performance is expected to continue into 2007, but it may not exceed 2006 results, as this year was exceptionally strong for the Tite Liner® business, and backlog is lower at December 31, 2006 as compared to last year.

Financial information by geographic area was as follows at December 31 (in thousands):

	2006	2005	2004
Revenues:
United States	$448,350	$462,541	$439,618
Canada	44,101	31,169	25,595
Europe	90,259	89,716	75,914
Other foreign	14,005	11,856	1,471
Total revenues	$596,715	$595,282	$542,598
Operating income (loss):
United States	$10,328	$8,289	$946
Canada	9,484	5,296	4,005
Europe	8,945	8,734	3,271
Other foreign	2,702	1,424	(44)
Total operating income	$31,459	$23,743	$8,178
Long-lived assets:
United States	$84,695	$91,692	$88,442
Canada	2,222	2,292	2,066
Europe	20,163	17,993	17,230
Other foreign	1,085	783	675
Total long-lived assets	$108,165	$112,760	$108,413

13.	SUBSEQUENT EVENTS:

Treasury Stock Retirement

On January 24, 2007, the Company’s Board of Directors resolved to retire the Company’s treasury stock. Consequently, the Company’s 2,357,464 shares of treasury stock will be retired and the number of issued shares will be reduced accordingly. The effects on stockholders’ equity will include a reduction in common stock by the $0.01 par value of the shares, and a reduction in additional paid-in capital.

14.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

(In thousands, except per share data)

	First	Second	Third	Fourth
Year ended December 31, 2006
Revenues	$143,564	$154,201	$144,076	$154,874
Gross profit	28,665	34,061	31,640	33,588
Operating income	5,778	8,185	7,347	10,149
Net income	3,034	5,514	5,695	10,435
Basic earnings per share:	0.11	0.20	0.21	0.39
Diluted earnings per share:	0.11	0.20	0.21	0.38

Year ended December 31, 2005:
Revenues	$136,277	$157,841	$155,213	$145,951
Gross profit	26,099	28,223	32,850	29,669
Operating income	2,641	5,484	9,459	6,159
Net income	400	2,735	5,760	4,265
Basic earnings per share:	0.01	0.10	0.21	0.16
Diluted earnings per share:	0.01	0.10	0.21	0.16
____________________

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Controller (Principal Financial and Accounting Officer), had conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. Based on their evaluation, our Chief Executive Officer and our Controller have concluded that our disclosure controls were effective at December 31, 2006.

We maintain internal controls and procedures designed to ensure that we are able to collect the information subject to required disclosure in reports we file with the United States Securities and Exchange Commission (the “SEC”), and to process, summarize and disclose this information within the time specified by the rules set forth by the SEC.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2006. Our independent registered public accounting firm attested to, and reported on, this report. Their attestation report, along with our management’s report, are included in Item 8 of this report under the captions entitled “Report of Independent Registered Public Accounting Firm” and “Management’s Report on Internal Control Over Financial Reporting,” respectively, and are incorporated herein by reference.

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2006.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning this item is included in “Item 4A. Executive Officers of the Registrant” of this report and under the captions “Certain Information Concerning Director Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Corporate Governance Documents,” “Corporate Governance—Board Meetings and Committees—Audit Committee” and “Corporate Governance—Board Meetings and Committees—Audit Committee Financial Expert” in our Proxy Statement for our 2007 Annual Meeting of Shareholders (“2007 Proxy Statement”) and is incorporated herein by reference

Item 11.	Executive Compensation

Information concerning this item is included under the captions “Executive Compensation,” “Compensation in Last Fiscal Year,” “Director Compensation,” “Corporate Governance—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2007 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning this item is included in Item 5 of this report under the caption “Equity Compensation Plan Information” and under the caption “Information Concerning Certain Stockholders” in the 2007 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning this item is included under the caption “Corporate Governance—Independent Directors” in the 2007 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning this item is included under the caption “Independent Auditors’ Fees” in the 2007 Proxy Statement and is incorporated herein by reference.

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

Dated:	February 22, 2007	INSITUFORM TECHNOLOGIES, INC.

		By:	/s/ Thomas S. Rooney, Jr.
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

Signature	Title	Date

/s/ Thomas S. Rooney, Jr.	Principal Executive Officer and	February 22, 2007
Thomas S. Rooney, Jr.	Director

/s/ David A. Martin	Principal Financial and	February 22, 2007
David A. Martin	Accounting Officer

/s/ Alfred L. Woods	Director	February 22, 2007
Alfred L. Woods

/s/ Stephen P. Cortinovis	Director	February 22, 2007
Stephen P. Cortinovis

/s/ Stephanie A. Cuskley	Director	February 22, 2007
Stephanie A. Cuskley

/s/ John P. Dubinsky	Director	February 22, 2007
John P. Dubinsky

/s/ Juanita H. Hinshaw	Director	February 22, 2007
Juanita H. Hinshaw

/s/ Alfred T. McNeill	Director	February 22, 2007
Alfred T. McNeill

/s/ Sheldon Weinig	Director	February 22, 2007
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

3.2	Amended and Restated By-Laws of the Company, as amended through July 25, 2006 (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K dated and filed July 27, 2006).

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

10.4
Amended and Restated Intercreditor Agreement dated as of April 24, 2003 among Bank of America, N.A. and the Noteholders (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003).

10.5
Employment Letter dated March 7, 2003 between the Company and Thomas S. Rooney, Jr. (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003), as amended by Amendment dated March 1, 2004 (incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K for the year ended December 31, 2003). (3)

10.6	Employment letter dated May 2, 2005 between the Company and Thomas E. Vossman (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated and filed May 4, 2005). (3)

10.7
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

10.8	2007 Management Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated and filed January 17, 2007). (3)

10.9	1992 Employee Stock Option Plan of the Company (incorporated by reference to Exhibit 10.11 to the annual report on Form 10-K for the year ended December 31, 1999). (3)

10.10	1992 Director Stock Option Plan of the Company (incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K for the year ended December 31, 1999). (3)

10.11
Amended and Restated 2001 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix C to the definitive proxy statement on Schedule 14A filed on April 16, 2003 in connection with the 2003 annual meeting of stockholders). (3)

10.12
Amended and Restated 2001 Non-Employee Director Equity Incentive Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed on April 16, 2003 in connection with the 2003 annual meeting of stockholders). (3)

10.13
2006 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix C to the definitive proxy statement on Schedule 14A filed on March 10, 2006 in connection with the 2006 annual meeting of stockholders), as amended on April 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated and filed on April 14, 2006). (3)

10.14
2006 Non-Employee Director Equity Incentive Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed on March 10, 2006 in connection with the 2006 annual meeting of stockholders). (3)

10.15
2006 Executive Performance Plan of the Company (incorporated by reference to Appendix D to the definitive proxy statement on Schedule 14A filed on March 10, 2006 in connection with the 2006 annual meeting of stockholders). (3)

10.16	Stock Purchase Program of the Company (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 dated and filed on May 18, 2006). (3)

10.17
Senior Management Voluntary Deferred Compensation Plan of the Company (incorporated by reference to Exhibit 10.19 to the annual report on Form 10-K for the year ended December 31, 1998), as amended by First Amendment thereto dated as of October 25, 2000 (incorporated by reference to Exhibit 10.15 to the annual report on Form 10-K for the year ended December 31, 2000), as further amended by Second Amendment to Senior Management Voluntary Deferred Compensation Plan dated as of December 21, 2005 (incorporated by reference to Exhibit 10.19 to the annual report on Form 10-K for the year ended December 31, 2005), as further amended by Third Amendment to Senior Management Voluntary Deferred Compensation Plan dated as of January 5, 2006 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K dated and filed January 11, 2006). (3)

10.18	Form of Directors’ Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2002). (3)

21	Subsidiaries of the Company, filed herewith.

23	Consent of PricewaterhouseCoopers LLP, filed herewith.

24	Power of Attorney (set forth on signature page).

31.1	Certification of Thomas S. Rooney, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Thomas S. Rooney, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

__________________________

(1)	The Company’s current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.
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