Form 10-Q
period 2007-04-27
INSITUFORM TECHNOLOGIES INC
filed 2007-05-02
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended	March 31, 2007

Commission file number	0-10786

Insituform Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3032158
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17988 Edison Avenue, Chesterfield, Missouri 63005-1195
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
Large accelerated ☐     Accelerated ☑     Non-accelerated ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2007
Class A Common Stock, $.01 par value	27,276,998

Index

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2007	2006

Revenues	$130,948	$143,564
Cost of revenues	110,378	114,899
Gross profit	20,570	28,665
Operating expenses	25,228	22,887
Costs of closure of tunneling business	16,843	─
Operating (loss) income	(21,501)	5,778
Other (expense) income:
Interest expense	(1,493)	(1,809)
Interest income	949	518
Other	741	133
Total other income (expense)	197	(1,158)
(Loss) income before (tax benefit) taxes on income	(21,304)	4,620
(Tax benefit) taxes on income	(6,382)	1,594
(Loss) income before minority interest and equity in earnings	(14,922)	3,026
Minority interests	(48)	(27)
Equity in (losses) earnings of affiliated companies	(306)	35
Net (loss) income	$(15,276)	$3,034

Basic (loss) earnings per share	$(0.56)	$0.11

Diluted (loss) earnings per share	$(0.56)	$0.11

See accompanying notes to consolidated financial statements.

Index

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	March 31, 2007	December 31, 2006

Assets
Current Assets
Cash and cash equivalents	$79,676	$96,393
Restricted cash	1,288	934
Receivables, net	85,090	90,678
Retainage	33,247	37,193
Costs and estimated earnings in excess of billings	48,896	41,512
Inventories	18,108	17,665
Prepaid expenses and other assets	29,388	25,989
Total current assets	295,693	310,364
Property, plant and equipment, less accumulated depreciation	90,354	90,453
Other assets
Goodwill	122,620	131,540
Other assets	19,137	17,712
Total other assets	141,757	149,252

Total Assets	$527,804	$550,069

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt and notes payable	$5,376	$16,814
Accounts payable and accrued expenses	105,631	107,320
Billings in excess of costs and estimated earnings	14,059	12,371
Total current liabilities	125,066	136,505
Long-term debt, less current maturities	65,043	65,046
Other liabilities	8,394	7,726
Total liabilities	198,503	209,277
Minority interests	2,235	2,181

Commitments and contingencies (Note 9)	-	-

Stockholders’ equity
Preferred stock, undesignated, $.10 par - shares authorized 2,000,000; none outstanding	-	-
Common stock, $.01 par - shares authorized 60,000,000; shares issued 27,276,998 and 29,597,044; shares outstanding 27,276,998 and 27,239,580	273	296
Additional paid-in capital	100,577	149,802
Retained earnings	221,157	236,763
Treasury stock - at cost, shares outstanding 0 and 2,357,464	-	(51,596)
Accumulated other comprehensive income	5,059	3,346
Total stockholders’ equity	327,066	338,611

Total Liabilities and Stockholders’ Equity	$527,804	$550,069

See accompanying notes to consolidated financial statements.

Index

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$(15,276)	$3,034
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation	4,997	5,059
Amortization	217	307
Deferred income taxes	(5,698)	(575)
Equity-based compensation expense	1,664	1,420
Non-cash charges associated with closure of tunneling business	11,955	─
Tax benefits related to stock option exercises	(45)	(625)
Other	(310)	2,277
Change in restricted cash related to operating activities	(354)	(925)
Changes in operating assets and liabilities:
Receivables net, retainage and costs and estimated earnings in excess of billings	2,557	(6,030)
Inventories	(391)	(3,451)
Prepaid expenses and other assets	(1,978)	832
Accounts payable and accrued expenses	(768)	951
Net cash (used in) provided by operating activities	(3,430)	2,274

Cash flows from investing activities:
Capital expenditures	(4,546)	(3,383)
Proceeds from sale of fixed assets	179	250
Liquidation of life insurance cash surrender value	─	1,423
Net cash used in investing activities	(4,367)	(1,710)

Cash flows from financing activities:
Proceeds from issuance of common stock	637	3,012
Additional tax benefit from stock option exercises recorded in additional paid-in capital	45	625
Principal payments on long-term debt	(15,713)	(15,726)
Principal payments on notes payable	(727)	(1,606)
Proceeds on line of credit	5,000	─
Deferred financing charges paid	─	(103)
Net cash used in financing activities	(10,758)	(13,798)
Effects of exchange rate changes on cash	1,838	313
Net decrease in cash and cash equivalents for the period	(16,717)	(12,921)
Cash and cash equivalents, beginning of period	96,393	77,069
Cash and cash equivalents, end of period	$79,676	$64,148

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$698	$1,418
Income taxes, net	1,800	1,796

See accompanying notes to consolidated financial statements.

Index

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007

1.	GENERAL

In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s unaudited consolidated balance sheets as of March 31, 2007 and December 31, 2006 and the unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2007 and 2006. The financial statements have been prepared in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be read in conjunction with the financial statements and the footnotes included in the Company’s 2006 Annual Report on Form 10-K.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	EQUITY-BASED COMPENSATION

At March 31, 2007, the Company had two active equity-based compensation plans under which equity-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. There were 2.2 million shares authorized for issuance under these plans. At March 31, 2007, 1.8 million shares remained available for future issuance under these plans.

Restricted Stock Shares

Restricted shares of the Company’s common stock are awarded from time to time to the executive officers and certain key employees of the Company subject to a three-year service restriction, and may not be sold or transferred during the restricted period. Restricted stock compensation is recorded based on the fair value of the restricted stock shares on the grant date which is equal to the Company's stock price and charged to expense ratably through the restriction period. Forfeitures cause the reversal of all previous expense recorded as a reduction of current period expense. In the first quarter of 2007, no restricted shares were granted. The following table summarizes information about restricted stock activity during the quarter ended March 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	131,500	$17.73
Granted	-
Vested	-
Forfeited	-
Outstanding at March 31, 2007	131,500	$17.73

Index

Expense associated with grants of restricted stock shares and the effect of related forfeitures is presented below (in thousands):

	Three Months Ended March 31,
	2007	2006
Restricted stock share expense	$194	$211
Forfeitures	-	-
Restricted stock share expense	194	211
Tax benefit	(75)	(82)
Net expense	$119	$129

Unrecognized pretax expense of $0.9 million related to restricted stock share awards is expected to be recognized over the weighted average remaining service period of 1.2 years for awards outstanding at March 31, 2007.

Restricted Stock Units

On January 11, 2007, restricted stock units were awarded to the executive officers and certain key employees of the Company. The restricted stock units will vest fully on the third anniversary date of the award if the recipient’s employment with the Company has not terminated on or prior to that date. The restricted stock unit awards for executive officers also are subject to the Company’s achievement of a pre-established net income target during the performance period beginning on January 1, 2007 and ending on December 31, 2007. Restricted stock unit compensation is recorded based on the fair value of the restricted stock units on the grant date which is equal to the Company’s stock price and charged to expense ratably through the restriction period. Forfeitures cause the reversal of all previous expense recorded as a reduction of current period expense. The following table summarizes information about restricted stock unit activity during the quarter ended March 31, 2007:

Weighted
Average
	Restricted	Award Date
	Stock Units	Fair Value
Outstanding at December 31, 2006	-	$-
Awarded	50,830	25.60
Shares distributed	-	-
Forfeited/Expired	-	-
Outstanding at March 31, 2007	50,830	$25.60

Expense associated with awards of restricted stock units and the effect of related forfeitures are presented below (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Restricted stock unit expense	$108	$-
Forfeitures	-	-
Restricted stock unit expense	108	-
Tax benefit	(42)	-
Net expense	$66	$-

Unrecognized pretax expense of $1.2 million related to restricted stock unit awards is expected to be recognized over the weighted average remaining service period of 1.1 years for awards outstanding at March 31, 2007.

Index

Deferred Stock Units

Deferred stock units are generally awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded in full on the date of grant. In the first quarter of 2007 and 2006, there were no deferred stock units awarded. The following table summarizes information about deferred stock unit activity during the quarter ended March 31, 2007:

Weighted
Average
	Deferred	Award Date
	Stock Units	Fair Value
Outstanding at December 31, 2006	93,807	$18.53
Awarded	-	-
Shares distributed	-	-
Forfeited/Expired	-	-
Outstanding at March 31, 2007	93,807	$18.53

Stock Options

Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant. A summary of option activity for the first quarter of 2007 follows:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
Range of	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Term (Yrs)	Price	Value	Exercisable	Price	Value
$4.00 - $10.00	29,400	0.6	$8.75	$353,976	29,400	$8.75	$353,976
$10.01 - $20.00	718,208	4.8	16.52	3,069,901	436,483	16.05	2,069,863
$20.00 and above	840,089	5.3	25.45	23,920	532,802	25.58	17,940
Total Outstanding	1,587,697	5.0	$21.10	$3,447,797	998,685	$20.92	$2,441,779

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Outstanding at December 31, 2006	1,298,392	$19.85
Granted	338,455	25.60
Exercised	(37,418)	17.04
Forfeited/Expired	(11,732)	22.67
Outstanding at March 31, 2007	1,587,697	$21.10	5.0	$3,447,797
Exercisable at March 31, 2007	998,685	$20.92	4.4	$2,441,779

The intrinsic values above are based on the Company’s closing stock price of $20.79 on March 30, 2007. The weighted-average grant-date fair value of options granted during the first quarter of 2007 was $10.97. There were 316,000 stock options granted in the first quarter of 2006. In the first quarter of 2007, the Company collected $0.6 million for option exercises that had a total intrinsic value of $0.3 million. In the first quarter of 2006, the Company collected $3.0 million for option exercises that had a total intrinsic value of $1.8 million. In the first quarter of 2007 and 2006,

Index

the Company recorded a tax benefit from stock option exercises of $0.05 million and $0.6 million, respectively, in additional paid in capital on the consolidated balance sheet and as a cash flow from financing activities on the consolidated statement of cash flow for the three months ended March 31, 2007 and 2006. In the first quarter of 2007 and 2006, the Company recorded pretax expense of $1.4 million ($0.9 million after-tax) and $1.2 million ($0.7 million after-tax), respectively, related to stock option awards. Unrecognized pretax expense of $3.5 million related to stock options is expected to be recognized over the weighted average remaining service period of 1.8 years for awards outstanding at March 31, 2007.

For  2007, the Company changed from using the Black-Scholes option-pricing model to the binomial option-pricing model for valuation purposes to more accurately reflect the features of stock options granted.

The fair value of stock options awarded during the first quarter of 2007 was estimated at the date of grant using the binomial option-pricing model based on the assumptions presented in the table below. Volatility, expected term, and high-yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option award’s expected term.

2007
Volatility	45.0%
Expected term (years)	4.5
Dividend yield	0.0%
Risk-free rate	4.4%

During 2006, the fair value of stock options awarded was estimated at the date of grant using the Black-Scholes option-pricing model based on the assumptions presented in the table below. Volatility, dividend yield and expected term assumptions were based on the Company's historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option award’s expected term.
2006
Volatility	41.7%
Expected term (years)	4.8
Dividend yield	0.0%
Risk-free rate	4.3%

3.	COMPREHENSIVE (LOSS) INCOME

For the quarters ended March 31, 2007 and 2006, comprehensive (loss) income was $(13.6) million and $3.5 million, respectively. The Company’s adjustment to net (loss) income to calculate comprehensive (loss) income consisted solely of cumulative foreign currency translation adjustments of $1.7 million and $0.5 million for the quarters ended March 31, 2007 and 2006, respectively.

4.	SHARE INFORMATION

(Loss) earnings per share have been calculated using the following share information:

	Three Months Ended March 31,
	2007	2006
Weighted average number of common shares used for basic EPS	27,254,380	26,918,383
Effect of dilutive stock options, restricted stock, restricted stock units and deferred stock units (Note 2)	─	428,263
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	27,254,380	27,346,646

The effect of stock options, restricted stock, restricted stock units and deferred stock units of 419,088 was not considered in the calculation of loss per share in the first quarter of 2007 as the effect would have been anti-dilutive.

Treasury Stock Retirement

On January 24, 2007, the Company’s Board of Directors approved the retirement of the Company’s treasury stock. Consequently, the Company’s 2,357,464 shares of treasury stock were retired on March 20, 2007, and the number of

Index

issued shares was reduced accordingly. The effects on stockholders’ equity included a reduction in common stock by the par value of the shares, and a reduction in additional paid-in capital.

5.	INCOME TAXES

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $4.1 million. As a result of the implementation of FIN 48, the Company recognized a $2.8 million increase in the liability for unrecognized tax benefits, which was accounted for as approximately $0.3 million cumulative charge to the January 1, 2007 balance of retained earnings, approximately $0.4 million additional deferred tax assets and $2.1 million additional non-current receivables.

Included in the balance of unrecognized tax benefits at January 1, 2007 are $1.5 million of tax benefits that, if recognized, would affect the effective income tax rate. The remaining $2.6 million of tax benefits, if recognized, would result in adjustments to other income tax accounts.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the tax provision. Upon adoption of FIN 48, the Company accrued $0.6 million for interest and penalties. In addition, during the first quarter of 2007, approximately $0.05 million was accrued for interest and penalties.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will change within twelve months of the date of adoption. The Company has certain tax return years subject to statutes of limitation which will close within twelve months of the date of adoption. Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of approximately $0.4 million.

The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company’s tax years for 1999 through 2006 are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 1999.

6.	CLOSURE OF TUNNELING BUSINESS

On March 29, 2007, the Company announced plans to exit its tunneling business in an effort to improve its overall financial performance and to better align its operations with its long-term strategic initiatives. The tunneling business is reported as a separate segment for financial reporting purposes. See Note 7 for further information regarding segment reporting.

The Company currently expects to substantially complete the exit of its tunneling business by the end of 2007. The Company ceased bidding and accepting new contracts concurrent with the announcement. The Company’s overall disposal strategy involves the sale or completion of all on-going tunneling projects. The Company expects the on-site work related to existing jobs to be substantially completed within the next twelve months and is seeking a buyer or buyers for the business and/or related significant assets. However, there can be no assurances that a suitable buyer or buyers will be identified.

As a result of the exit and disposal activities relating to the closure of its tunneling business, the company anticipates that it will incur pre-tax charges of approximately $21.0 million, of which approximately $8.0 million relate to cash charges which will include approximately $4.5 million relating to property, equipment and vehicle lease terminations and buyouts, approximately $2.5 million relating to employee termination benefits and retention incentives and approximately $1.0 million of other ancillary expenses. During the first quarter of 2007, the Company recorded a

Index

total of $4.8 million (pre-tax) related to these activities, including accruals for $3.6 million (pre-tax) associated with equipment lease buyouts, $1.1 million (pre-tax) for employee termination benefits and $0.1 million related to debt financing fees paid on March 28, 2007 in connection with certain amendments to the Company’s Senior Notes and credit facility relating to the closure of the tunneling operation.

The Company also incurred impairment charges for goodwill and other intangible assets of $9.0 million during the first quarter of 2007. These impairment charges occurred as a result of a thorough review of the fair value of assets and future cash flows to be generated by the business. This review concluded that insufficient fair value existed to support the value of the goodwill and other intangible assets recorded on the balance sheet.

In addition, the Company announced that it would incur impairment charges of up to $4.0 million for equipment and other assets during the first and second quarters of 2007. In the first quarter of 2007, the Company recorded charges totaling $3.0 million (pre-tax). These charges relate to assets that, at March 31, 2007, currently were not being utilized in the business. The impairment was calculated by subtracting current book values from estimated fair values of each of the idle assets. Fair values were determined using data from recent sales of similar assets and other market information. As of March 31, 2007, the fair value of the remaining fixed assets exceeded the carrying value. These assets are currently being utilized on existing projects.

Each of the above charges has been recorded in the consolidated statement of operations as “Costs of closure of tunneling business” as a component of operating income.

On March 26, 2007, the Company was notified of an award of a $65 million tunneling project in Milwaukee, Wisconsin, which the Company had bid in January 2007. Given the decision to close the tunneling operation, the Company has assigned the project to another contractor who acquired the project from the Company at the Company’s bid price. The Company will have no future obligations to complete the project.

7.	SEGMENT REPORTING

The Company has three principal operating segments: rehabilitation; tunneling; and Tite Liner®, the Company’s corrosion and abrasion segment (“Tite Liner”). The segments were determined based upon the types of products and services sold by each segment and each is regularly reviewed and evaluated separately.

The following disaggregated financial results have been prepared using a management approach that is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. The Company evaluates performance based on stand-alone operating income.

Index

Financial information by segment was as follows (in thousands):

	Three Months Ended March 31,
	2007		2006
Revenues:
Rehabilitation	$103,321		$111,658
Tunneling	15,966		19,384
Tite Liner®	11,661		12,522
Total revenues	$130,948		$143,564

Gross profit (loss):
Rehabilitation	$15,417		$25,334
Tunneling	187		(616)
Tite Liner®	4,966		3,947
Total gross profit	$20,570		$28,665

Operating (loss) income:
Rehabilitation	$(6,120)		$6,460
Tunneling	(18,736	)(1)	(3,029)
Tite Liner®	3,355		2,347
Total operating (loss) income	$(21,501	)(1)	$5,778

(1)	Includes $16.8 million of charges associated with the closure of the tunneling business.

Index

The following table summarizes revenues, gross profit and operating (loss) income by geographic region (in thousands):

	Three Months Ended March 31,
	2007		2006
Revenues:
United States	$96,981		$113,331
Canada	10,831		9,073
Europe	20,448		17,085
Other foreign	2,688		4,075
Total Revenues	$130,948		$143,564

Gross Profit:
United States	$12,095		$20,992
Canada	3,517		2,993
Europe	3,684		3,657
Other foreign	1,274		1,023
Total Gross Profit	$20,570		$28,665

Operating (loss) income:
United States	$(22,294	)(1)	$4,235
Canada	1,524		1,617
Europe	(1,722)		(703)
Other foreign	991		629
Total Operating (Loss) Income	$(21,501	)(1)	$5,778

(1)	Includes $16.8 million of charges associated with the closure of the tunneling business.

Index

8.	ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets include license agreements, customer relationships, patents and trademarks, and non-compete agreements. Intangible assets at March 31, 2007 and December 31, 2006 were as follows (in thousands):

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
License agreements	$3,894	$(1,853)	$2,041
Customer relationships	1,797	(421)	1,376
Patents and trademarks	16,126	(13,365)	2,761
Non-compete agreements	313	(313)	─
Total	$22,130	$(15,952)	$6,178

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
License agreements	$3,894	$(1,813)	$2,081
Customer relationships	1,797	(391)	1,406
Patents and trademarks	16,048	(13,283)	2,765
Non-compete agreements	3,252	(3,056)	196
Total	$24,991	$(18,543)	$6,448

Amortization expense for the three months ended March 31, 2007 and 2006 and estimated amortization expense for the next five years are as follows (in thousands):

	Quarter Ended March 31,
	2007	2006
Aggregate amortization expense	$217	$307

Estimated amortization expense:
For year ending December 31, 2007	$733
For year ending December 31, 2008	578
For year ending December 31, 2009	283
For year ending December 31, 2010	283
For year ending December 31, 2011	283

9.	COMMITMENTS AND CONTINGENCIES

Litigation

In the third quarter of 2002, an accident on an Insituform® cured-in-place-pipe (“CIPP”) process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. The Company fully cooperated with Iowa’s state OSHA in the investigation of the accident. Iowa OSHA issued a citation and notification of penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. The Company challenged Iowa OSHA’s findings, and in the fourth quarter of 2003, an administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. The Company appealed the decision of the Employment Appeal Board to the Iowa District Court for Polk County, which, in the first quarter of 2005, reduced the penalties back to $158,000. The Company appealed the decision of the Iowa District Court and, on February 8, 2006, the Company’s appeal was heard by the Iowa Court of Appeals. On March 17, 2006, the Court of Appeals issued its opinion, vacating all citations issued under the general industry standards (all citations except two serious citations) and reducing total penalties against the Company to $4,500. Thereafter, the Employment Appeal Board filed a petition for further review to the Iowa Supreme Court, and the Company filed a resistance to the petition. On September 29, 2006, the Iowa Supreme Court granted the Employment Appeal Board’s petition for further review, and set the case for consideration during the week of December 4, 2006. On February 16, 2007, the Iowa Supreme Court issued its ruling, reversing the prior ruling of the Iowa Court of Appeals and

Index

reinstating all citations issued under the general industry standards, including several willful citations, and reinstating penalties in the amount of $733,750. Thereafter, the Company filed a Motion for Reconsideration with the Iowa Supreme Court, which motion was denied on March 29, 2007. The case will now be remanded back to the District Court for entry of judgment consistent with the Iowa Supreme Court’s opinion. The Company currently is reviewing its options regarding further judicial review of this matter. During the first quarter of 2007, the Company recorded $0.5 million related to this matter. The penalties assessed were fully reserved.

In December 2003, Environmental Infrastructure Group, L.P. (“EIG”) filed suit in the District Court of Harris County, Texas, against several defendants, including Kinsel Industries, Inc. (“Kinsel”), a wholly owned subsidiary of the Company, seeking unspecified damages. The suit alleges, among other things, that Kinsel failed to pay EIG monies due under a subcontractor agreement. In February 2004, Kinsel filed an answer, generally denying all claims, and also filed a counter-claim against EIG based upon EIG’s failure to perform work required of it under the subcontract. In June 2004, EIG amended its complaint to add the Company as an additional defendant and included a claim for lost opportunity damages. In December 2004, the Company and Kinsel filed third-party petitions against the City of Pasadena, Texas, and Greystar-EIG, LP, Grey General Partner, LLC and Environmental Infrastructure Management, LLC (collectively, the “Greystar Entities”). EIG also amended its petition to add a fraud claim against Kinsel and the Company and also requested exemplary damages. The original petition filed by EIG against Kinsel seeks damages for funds that EIG claims should have been paid to EIG on a wastewater treatment plant built for the City of Pasadena. Kinsel’s third-party petition against the City of Pasadena seeks approximately $1.4 million in damages to the extent EIG’s claims against Kinsel have merit and were appropriately requested. The third-party petition against the Greystar Entities seeks damages based upon fraudulent conveyance, alter ego and single business enterprise (the Greystar Entities are the successors-in-interest to all or substantially all of the assets of EIG, now believed to be defunct). Following the filing of the third-party petitions, the City of Pasadena filed a motion to dismiss based upon lack of jurisdiction claiming the City is protected by sovereign immunity. The trial court denied the City’s motion and the suit was stayed pending appeal of the City’s motion to the Court of Appeals in Corpus Christi, Texas. On March 16, 2006, the Texas Court of Appeals affirmed the trial court’s denial of the City’s motion. The City appealed the matter to the Texas Supreme Court, where the matter is now pending. The Company believes that the factual allegations and legal claims made against it and Kinsel are without merit and intends to vigorously defend them.

In 1990, the Company initiated proceedings against Cat Contracting, Inc., Michigan Sewer Construction Company, Inc. and Inliner U.S.A., Inc. (subsequently renamed FirstLiner USA, Inc.), along with another party, alleging infringement of certain in-liner Company patents. In August 1999, the United States District Court in Houston, Texas found that one of the Company’s patents was willfully infringed and awarded $9.5 million in damages. After subsequent appeals, the finding of infringement has been affirmed, but the award of damages and finding of willfulness was subject to rehearing. The Company believed that it had a strong position in upholding the original damage award and, after investigation, concluded that the defendants had a viable source to collect all or a portion of the award if confirmed. On the basis of these determinations, the Company decided to aggressively pursue the rehearing on damages. The damages hearing was completed in the third quarter of 2006. The Company currently is awaiting the Court’s decision. At March 31, 2007, the Company had not recorded any receivable related to this matter.

On June 3, 2005, the Company filed a lawsuit in the United States District Court in Memphis, Tennessee against Per Aarsleff A/S, a publicly traded Danish company, and certain of its subsidiaries and affiliates. Since approximately 1980, Per Aarsleff and its subsidiaries held licenses for the Insituform CIPP process in various countries in Northern and Eastern Europe, Taiwan, Russia and South Africa. Per Aarsleff also is a 50% partner in the Company’s German joint venture and a 25% partner in the Company’s manufacturing company in Great Britain. The Company’s lawsuit seeks, among other things, monetary damages in an unspecified amount for the breach by Per Aarsleff of its license and implied license agreements with the Company and for royalties owed by Per Aarsleff under the license and implied license agreements. On May 12, 2006, the Company amended its lawsuit in Tennessee to (i) seek damages based upon Per Aarsleff’s continued use of Company-patented technology in Denmark, Sweden and Finland following termination of the license agreements, (ii) seek damages based upon Per Aarsleff’s use of Company trade secrets in connection with the operation of its Danish manufacturing facility and (iii) seek an injunction against Per Aarsleff’s continued operation of its manufacturing facility. Per Aarsleff filed its Answer and Affirmative Defenses to the Company’s Amended Complaint on May 25, 2006. On October 25, 2006, Per Aarsleff filed a two count counterclaim against the Company seeking to recover royalties payments paid to the Company. On December 29, 2006, the Company and Per Aarsleff’s 50%-owned Taiwanese subsidiary (“PIEC”) settled their respective claims against each other in exchange for PIEC paying the Company $375,000, which amount was paid on December 29, 2006 (settlement of Taiwanese claims only, remainder of lawsuit continues). At March 31, 2007, excluding the effects of the claims specified in the lawsuit, Per Aarsleff owed the Company approximately $0.5 million related to royalties due under the various license and implied license agreements (over and above the Taiwanese settlement amount) based upon royalty reports prepared and submitted by Per Aarsleff.

Index

The Company believes that these receivables are fully collectible at this time. At March 31, 2007, the Company had not recorded any receivable related to this lawsuit.

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

In March 2004, the Company filed a lawsuit in United States District Court in Boston, Massachusetts against its excess insurance carrier for such carrier’s failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage. In March 2005, the Court granted the Company’s partial motion for summary judgment, concluding that the Company’s policy with its excess insurance carrier followed form to the Company’s primary insurance carrier’s policy. On May 25, 2006, the Court entered an order denying a motion for reconsideration previously filed by the excess insurance carrier, thereby reaffirming its earlier opinion. In September 2006, the Company filed a motion for summary judgment as to the issue of whether the primary insurance carrier’s policy provided coverage for the underlying claim and as to the issue of damages ($6.4 million in actual damages and $1.4 million in pre-judgment interest). The excess insurance carrier also filed a motion for summary judgment as to the issue of primary coverage. The Court heard oral arguments on the motions on November 20, 2006. The parties are now awaiting a ruling from the Court.

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

Index

The total claim receivable was $7.8 million at March 31, 2007 and is composed of documented remediation costs and pre-judgment interest as outlined in the table below:

	Documented Remediation Costs	Pre-judgment Interest	Total
	(in thousands)
Claim recorded June 30, 2005	$5,872	$275	$6,147
Interest recorded July through December 31, 2005	-	165	165
Additional documented remediation costs recorded in the second quarter of 2006	526	-	526
Interest recorded in 2006 and 2007	-	949	949
Claim receivable balance, March 31, 2007	$6,398	$1,389	$7,787

Department of Justice Investigation

The Company has incurred costs in responding to two United States government subpoenas relating to the investigation of alleged public corruption and bid rigging in the Birmingham, Alabama metropolitan area during the period from 1997 to 2003. The Company has produced hundreds of thousands of documents in an effort to comply fully with these subpoenas, which the Company believes were issued to most, if not all, sewer repair contractors and engineering firms that had public sewer projects in the Birmingham area. Indictments of public officials, contractors, engineers and contracting and engineering companies were announced in February, July and August of 2005, including the indictment of a former joint venture partner of the Company. A number of those indicted, including the Company’s former joint venture partner and its principals, have been convicted or pleaded guilty and have now been sentenced and fined. The Company has been advised by the government that it is not considered a target of the investigations at this time. The investigations are ongoing and the Company may have to continue to incur substantial costs in complying with its obligations in connection with the investigations. The Company has been fully cooperative throughout the investigations.

Other Litigation

The Company is involved in certain other litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such other litigation will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Guarantees and Indemnification Obligations

The Company has entered into several contractual joint ventures in order to develop joint bids on contracts for its business. In these cases, the Company could be required to complete the joint venture partner’s portion of the contract if the partner were unable to complete its portion. The Company would be liable for any amounts for which the Company itself could not complete the work and for which a third party contractor could not be located to complete the work for the amount awarded in the contract. While the Company would be liable for additional costs, these costs would be offset by any related revenues due under that portion of the contract. The Company has not experienced material adverse results from such arrangements. Based on these facts, while there can be no assurances, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at March 31, 2007 on its consolidated balance sheet.

Index

10.	FINANCINGS

Credit Facility

On March 28, 2007, the Company amended its $35 million credit facility with Bank of America, N.A., to incorporate by reference certain amendments to its Senior Notes, Series 2003-A, due April 24, 2013, described below. In connection with the amendment, the Company paid Bank of America, N.A., an amendment fee of 0.05% of the borrowing capacity of the Credit Facility, or $17,500.

In March 2007, the Company borrowed $5.0 million on the credit facility. These amounts were repaid in April 2007. There were no borrowings on the credit facility in the first quarter of 2006.

Senior Notes

On March 28, 2007, the Company amended its $65 million Senior Notes, Series 2003-A, due April 24, 2013, to include in the definition of EBITDA all non-recurring charges taken during the year ending December 31, 2007 relating to the Company’s exit from the tunneling operation to the extent deducted in determining consolidated net income for such period, subject to a maximum amount of $34,200,000. In connection with the amendment, the Company paid the noteholders an amendment fee of 0.05% of the outstanding principal balance of each series of Senior Notes, or $32,500.

In February 2007, the Company made the final scheduled payment of $15.7 million on its Senior Notes, Series A, due February 14, 2007.

At March 31, 2007, the Company was in compliance with all debt covenants, and expects to be in compliance for the balance of 2007.

11.	NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement No. 109 which describes a comprehensive model for the measurement, recognition, presentation and disclosure of uncertain tax positions in financial statements. Under the interpretation, financial statements are required to reflect expected future tax consequences of such positions presuming the tax authorities’ full knowledge of the position and all relevant facts, but without considering time values. See Note 5 for a discussion of the Company’s adoption of FIN 48.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”). See the discussion of our critical accounting policies in our 2006 Annual Report. On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is discussed in Note 5 to the consolidated financial statements contained in this report.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains various forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that are based on information currently available to the management of Insituform Technologies, Inc. and on management’s beliefs and assumptions. When used in this document, the words “anticipate,” “estimate,” “believe,” “plan,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties and include among others, our belief with respect to estimated and anticipated costs to complete ongoing projects, our belief that our documentation will substantiate contract claim conditions, our expectation with respect to the completion dates of ongoing projects and the amount of backlog we will perform, our belief of the amounts we may recover for pending claims, our belief with respect to anticipated levels of operating expenses, our belief that we have adequate resources and liquidity to fund future cash requirements and debt repayments, our expectation with respect to the anticipated growth of our businesses and our belief with respect to the strength of our trademark and degree of market penetration. Our actual results may vary materially from those anticipated, estimated or projected due to a number of factors, such as the competitive environment for our products and services, the availability and pricing of raw materials used in our operations, increased competition upon expiration of our patents or the inadequacy of one or more of our patents to protect our operations, the geographical distribution and mix of our work, our ability to attract business at acceptable margins, the strength of our marketing and sales skills, foreseeable and unforeseeable issues in projects that make it difficult or impossible to meet projected margins, the timely award or cancellation of projects, our ability to maintain adequate insurance coverage for our business activities, political circumstances impeding the progress of our work, our ability to remain in compliance with the financial covenants included in our financing documents, the regulatory environment, weather conditions, the outcome of pending litigation, our ability to enter new markets and implement our global growth initiatives, the accuracy of our current estimates of aggregate fair value of the tunneling segment’s fixed assets that will be realizable in sales transactions, the accuracy of our current projections of the cash costs of lease termination or buyout payments, employee retention incentives and severance benefits and other shutdown expenses, our ability to complete the tunneling segment’s existing contracts on a timely and profitable basis, our ability to redeploy net value of the tunneling segment’s fixed assets into our rehabilitation and Tite Liner® business segments on an efficient and profitable basis and other factors set forth in reports and other documents filed by us with the Securities and Exchange Commission from time to time. We do not assume a duty to update forward-looking statements. Please use caution and do not place reliance on forward-looking statements.

EXECUTIVE SUMMARY

Insituform Technologies, Inc. is a worldwide company specializing in trenchless technologies to rehabilitate, replace, maintain and install underground pipes. We have three principal operating segments: rehabilitation, tunneling, and Tite Liner®. These segments have been determined based on the types of products sold, and each is reviewed and evaluated separately. While we use a variety of trenchless technologies, the Insituform® cured-in-place-pipe (“CIPP”) process contributed 76.0% of our revenues in the first quarter of 2007.

Revenues are generated principally in the United States, Canada, the United Kingdom, the Netherlands, France, Belgium, Spain, Switzerland, Chile, Mexico and Poland and include product sales and royalties from our joint ventures in Europe and Asia, and our unaffiliated licensees and sub-licensees throughout the world. The United States remains our single largest market, representing approximately 74.1% of total revenue in the first quarter of 2007. See Note 7 to the consolidated financial statements contained in this report for additional segment information and disclosures.

Index

RESULTS OF OPERATIONS - Three Months Ended March 31, 2007 and 2006

Key financial data for the first quarter of 2007 compared to the first quarter of 2006 is as follows (dollars in thousands):

	Quarter Ended March 31, 2007
Segment	Revenues	Gross Profit	Gross Profit Margin	Operating Expense (1)	Operating Income (Loss)(1)	Operating Income (Loss) Percentage
Rehabilitation	$103,321	$15,417	14.9%	$21,537	$(6,120)	-5.9%
Tunneling	15,966	187	1.2	18,923	(18,736)	-117.3
Tite Liner®	11,661	4,966	42.6	1,611	3,355	28.8
TOTAL	$130,948	$20,570	15.7%	$42,071	$(21,501)	-16.4%

	Quarter Ended March 31, 2006
Segment	Revenues	Gross Profit (Loss)	Gross Profit (Loss) Margin	Operating Expense	Operating Income (Loss)	Operating Income (Loss) Percentage
Rehabilitation	$111,658	$25,334	22.7%	$18,874	$6,460	5.8%
Tunneling	19,384	(616)	-3.2	2,413	(3,029)	-15.6
Tite Liner®	12,522	3,947	31.5	1,600	2,347	18.7
TOTAL	$143,564	$28,665	20.0%	$22,887	$5,778	4.0%

(1)	Consolidated and tunneling operating expenses for the quarter ended March 31, 2007 include $16.8 million in charges associated with the closure of our tunneling business.

Index

The following table summarizes the increases (decreases) in key financial data for the quarter ended March 31, 2007 as compared with the same period in 2006 (dollars in thousands):

	Quarter Ended
	March 31, 2007 vs. 2006
	Total	Percentage
	Increase	Increase
	(Decrease)	(Decrease)
All Segments
Revenues	$(12,616)	-8.8%
Gross profit	(8,095)	-28.2
Operating expenses (1)	19,184	83.8
Operating income (1)	(27,279)	-472.1

Rehabilitation
Revenues	(8,337)	-7.5
Gross profit	(9,917)	-39.1
Operating expenses	2,663	14.1
Operating income	(12,580)	-194.7

Tunneling
Revenues	(3,418)	-17.6
Gross profit	803	130.4
Operating expenses	(333)	-13.8
Costs of closure of tunneling business	16,843	N/A
Operating income (1)	(15,707)	-518.5

Tite Liner®
Revenues	(861)	-6.9
Gross profit	1,019	25.8
Operating expenses	11	0.6
Operating income	1,008	42.9

Interest Expense and Taxes
Interest expense	(316)	(17.5)
Taxes on income	(7,976)	(500.5)

(1)	Consolidated and tunneling operating expenses for the quarter ended March 31, 2007 include $16.8 million in charges associated with the closure of our tunneling business.

Overview

Consolidated earnings were $18.3 million lower in the first quarter of 2007 compared to the first quarter of 2006. During the first quarter of 2007, charges of $16.8 million (pre-tax) related to the tunneling closure were recorded. The combined after-tax loss from the tunneling closure charges and operating loss from the tunneling segment during the first quarter was $13.1 million, or $(0.48) per diluted share. The after-tax charges recognized in the first quarter of 2007 for the tunneling closure were $11.8 million, or $(0.43) per diluted share, and the tunneling business’s after-tax operating loss for the first quarter of 2007 was $1.3 million or $(0.05) per diluted share. The decision to close this business, and the impact of these charges are more fully described in Note 6 to the consolidated financial statements contained herein.

Index

Aside from the tunneling closure charges, the decrease in consolidated net income was principally due to lower revenues in all segments, along with weaker gross profit margins in our rehabilitation business caused by weakness in the U.S. rehabilitation market. This weakness resulted not only in serious shortfalls in backlog available, but also in the compression of margins due to increased competitive pricing pressure. Gross profit margin for our Tite Liner® business increased to 42.6% in the first quarter of 2007, as compared to 31.5% in the first quarter of 2006, despite slightly lower revenues for the quarter. This increase was due to favorable project closeouts experienced during the quarter, along with improved operational efficiencies in Canada and the United States. The tunneling business also experienced lower revenues due to delayed start-up on new projects. Gross profit margins in tunneling continued to be weak due to the impact of underutilized equipment expenses.

Consolidated operating expenses, excluding the tunneling closure charges, were $2.3 million higher in the first quarter of 2007 compared to the first quarter of 2006 primarily due to investments we made in ongoing growth initiatives on a global basis, including increasing the sales force in the United States rehabilitation business to stimulate growth, increasing international business development efforts, accelerating the growth of Insituform Blue™, our potable water rehabilitation division, and increasing marketing and technology development spending. In addition we recorded $0.5 million related to penalties assessed by Iowa OSHA in connection with an accident which occurred in 2002 in Des Moines, Iowa. See Note 9 for more information regarding this matter.

Intellectual Property and Other Legal Matters

In the past few years, we have increased our emphasis on protecting the intellectual property that is at the core of our business. As part of this effort, we have actively pursued a number of legal proceedings seeking to collect damages and to enforce other remedies against third parties based upon patent infringement, breach of license and implied license agreements, and unauthorized use of trade secrets involving our proprietary intellectual property.

In one such case filed against Cat Contracting, Inc., Michigan Sewer Company and FirstLiner USA, Inc. in the United States District Court in Houston, Texas, we had received a judgment of $9.5 million in 1999 based upon the infringement of certain in-liner patents we owned. Upon subsequent appeal, the finding of infringement was upheld, but the award of damages, including the finding of willfulness, was subject to rehearing. We believed that we had a strong position in upholding the original damage award and, after investigation, we also concluded that the defendants had a viable source to collect all or a portion of the award, if confirmed. On the basis of these determinations, we decided to aggressively pursue the rehearing on damages. The damages rehearing was completed in the third quarter of 2006, and we currently are awaiting the court’s decision. No receivable related to this matter has been recorded in the consolidated financial statements as of March 31, 2007.

In June 2005, after investigation, we commenced a lawsuit in the United States District Court in Memphis, Tennessee against our long-time international partner, Per Aarsleff A/S, a Danish public company, and certain of its subsidiaries and

Index

affiliates. The suit alleges breach by these entities of license agreements and implied license agreements with us involving our proprietary intellectual property relating to the Insituform® CIPP process. We seek monetary damages for breach of our license agreements and implied license agreements between the Per Aarsleff entities and our company and for royalties owed by the Per Aarsleff entities to us under these agreements. In 2006, we amended our complaint against the Per Aarsleff entities to include additional damage claims based upon Per Aarsleff’s continued use of our patented technology in Denmark, Sweden and Finland following the termination of the license agreements and Per Aarsleff’s use of our trade secrets in its Danish tube manufacturing facility. Our amended complaint also seeks an injunction against Per Aarsleff’s continued operation of the tube manufacturing facility. In April 2006, we filed a separate patent infringement action in Denmark against Per Aarsleff seeking to enjoin its continued use of an inversion device covered by one of our European patents. We also have filed separate legal actions in Germany against Per Aarsleff relating to its conduct involving our joint venture company in Germany and with respect to transactions between Per Aarsleff and our German joint venture company, which we believe were at prices other than arms’-length. We estimate the aggregate claims in these matters to be in excess of $10.0 million; however, no claims receivable has been recorded in our consolidated financial statements. Due to the uncertainties of litigation, as well as issues regarding the collectibility of damage awards, there can be no assurance regarding these litigations at this time or as to the amount of money, if any, that we may ultimately recover against Per Aarsleff. This case currently is set for trial in the second quarter of 2008.

In June 2005, we filed a petition in State Court in St. Louis County, Missouri against Reynolds, Inc., certain of its subsidiaries and affiliates and an officer of Reynolds, Inc. The case subsequently was removed to the United States District Court in St. Louis. The suit alleges that Reynolds, among other things, (i) tortiously interfered with a non-competition and confidentiality agreement we had with a former employee and (ii) misappropriated our trade secrets. In April 2005, the St. Louis County Court had entered a temporary injunction against our former employee, finding that he had violated the terms of his non-competition and confidentiality agreement with us and had retained, misappropriated and disseminated to Reynolds, Inc. property of our company for the benefit of Reynolds. In light of the court’s April 2005 findings, we amended our petition to add Reynolds as a defendant in the action. This case currently is set for trial in the second quarter of 2007.

As discussed in previous reports, we also are vigorously pursuing a number of tunneling claims, and continue to incur significant legal costs and expenses in prosecuting such actions. As of March 31, 2007, we had approximately $18.4 million in tunneling claims, of which approximately $7.5 million has been recognized.

We have recorded significant expenses, including attorneys’ fees and other litigation costs, in connection with the prosecution of these intellectual property lawsuits, tunneling claims and other legal matters. For the three months ended March 31, 2007 and 2006, we incurred attorneys’ fees and litigation costs of approximately $1.5 million and $1.4 million, respectively, with respect to these lawsuits and other legal matters. Other than $7.5 million and $7.8 million in receivables at March 31, 2007 related to tunneling claims and our claim against our excess insurance carrier (see Note 9 “Boston Installation”), respectively, we have not recorded any receivable related to these lawsuits. We have vigorously pursued these lawsuits based upon our business judgment that the possibility of recovery of substantial damages, the granting of the requested injunctive relief and other ancillary benefits arising from our proactive protection of our intellectual property, justifies the expenses previously incurred and currently projected. Because of the substantial uncertainty at this time with respect to the liability and/or damages outcomes, including the collectibility of any damages awarded, we cannot estimate a dollar amount or range of recovery from these lawsuits at this time.

Rehabilitation Segment

Revenues
Revenues decreased by 7.5% in the first quarter of 2007 compared to the first quarter of 2006 due primarily to lower workable backlog caused by persistent, weak market conditions in the United States. In recent quarters, there has been a larger percentage of smaller-diameter installation projects in the U.S. marketplace. This trend also has contributed to lower revenue. Rehabilitation contract backlog was $11.6 million lower at the beginning of the first quarter of 2007 compared to the beginning of the first quarter of 2006, and it was $23.5 million lower in the United States at the beginning of the first quarter of 2007 compared to the beginning of the first quarter of 2006. Increased revenues were generated year over year in Europe and Canada, where the market conditions remain strong.

As previously announced, based on our market visibility along with various market surveys, the U.S. sewer rehabilitation market has been flat to declining in the last year. Current projections for 2007 call for spending growth in this market to be between negative 1% and positive 3%. We also have announced that we are taking several actions to restore profitability and to stimulate growth going forward, including the expansion of sewer rehabilitation work outside of the United States, acceleration of the growth of Insituform Blue™ by expanding crew capabilities and the sales force to pursue worldwide opportunities, and proactively challenging the complacency among U.S. infrastructure policy-makers. In the meantime, to ensure that we continue to achieve the productivity gains that we experienced in 2006, we have

Index

slightly reduced the level of U.S. sewer rehabilitation crew resources to better reflect current demand. This should enable us to redirect certain resources to international operations, Insituform Blue™ and other potential growth segments.

Gross Profit and Margin
Rehabilitation gross profit decreased by 39.1% in the first quarter of 2007 compared to the first quarter of 2006, primarily due to the low backlog described above. The weak market conditions also have resulted in heightened competitive pricing pressure that has compressed gross profit margins. The gross profit margin percentage decreased by 7.8 margin points to 14.9% in the first quarter of 2007 from 22.7% in the first quarter of 2006. In 2006, gross profit included the benefit of a $1.2 million claim relating to unanticipated job costs incurred in the first quarter of 2006. During the first quarter of 2007, we recorded a negative adjustment to this claim in the amount of $0.3 million upon final settlement.

Operating Expenses
Rehabilitation operating expenses increased 14.1% in the first quarter of 2007 compared to the first quarter of 2006. This increase was due primarily to an increase in our U.S. sales force in an effort to stimulate growth in the market. In addition, we incurred increased expenses related to our increased focus on Insituform Blue™, increased business development efforts in international markets and increased investments in marketing research and technology research and development.

Operating Loss and Margin
Decreased gross profit margins and increased operating expenses resulted in a sharp decrease of 194.7% in operating income for the first quarter of 2007 compared to the first quarter of 2006. The operating margin, which is operating (loss) income as a percentage of revenue, decreased to (5.9)% in the first quarter of 2007 compared to 5.8% in the first quarter of 2006.

Insituform Blue™

During 2006, we launched a new potable water infrastructure division under the name Insituform Blue™. Under Insituform Blue™, we operate with a variety of technologies geared to the global drinking water market. In the first quarter of 2007, Insituform Blue™ did not have a material effect on our consolidated results of operations. Insituform Blue™ is expected to generate modest operating losses for the next few years as we establish this business.

Tite Liner® Segment

Revenues
Tite Liner® revenues decreased 6.9% or $0.9 million in the first quarter of 2007 compared to the first quarter of 2006, due primarily to a reduction in work in South America. Contract backlog in the Tite Liner® segment was $7.4 million lower at the beginning of the first quarter of 2007 compared to the beginning of the first quarter of 2006 with $3.4 million of the decrease in South America. Tite Liner®’s revenues from North American (U.S. and Canada) and Latin American operations were $0.4 million and $0.8 million, respectively, higher during the first quarter of 2007 compared to the first quarter of 2006, while revenues from South American operations were $2.1 million lower during the first quarter of 2007 compared to the first quarter of 2006.

Gross Profit and Margin
Tite Liner®’s gross profit increased by 25.8% in the first quarter of 2007 compared to the first quarter of 2006 due primarily to favorable closeouts of projects during the quarter. Tite Liner®’s gross profit margin percentages were 42.6% and 31.5% in the first quarter of 2007 and 2006, respectively. The higher gross profit margin in the first quarter of 2007 was due principally to improved margins worldwide resulting from the aforementioned project closeouts and improved operational efficiencies.

Operating Expenses
Operating expenses in the Tite Liner® business were basically unchanged in the first quarter of 2007 compared to the first quarter of 2006. Operating expenses as a percentage of revenue had a slight increase to 13.8% in the first quarter of 2007 compared to 12.8% in the first quarter of 2006, primarily as a result of slightly lower revenues.

Operating Income and Margins
Operating income increased by 42.9% in the first quarter of 2007 compared to the first quarter of 2006 due to the factors described above. The operating margin increased to 28.8% in the first quarter of 2007 compared to 18.7% in the first quarter of 2006.

Index

Tunneling Segment

See Note 6 regarding our decision to close the tunneling business and the impact on the first quarter of 2007.

Revenues
Tunneling’s revenues were down by 17.6% in the first quarter of 2007 compared to the first quarter of 2006 due to the slower start of new projects during the period. In addition, during the first quarter of 2006, there were a number of larger projects that were coming to a close. Excluding the Milwaukee project, discussed below, there remained approximately $60 million in projects to be completed as of March 31, 2007. We anticipate that these projects will be substantially completed during 2007, with all projects completed by mid-year 2008.

On March 26, 2007, we were awarded a $65 million tunneling project in Milwaukee, Wisconsin, which had been bid in January 2007. Given the decision to close the tunneling operation, we have assigned the project to another contractor who acquired the project from us at our bid price. We will have no future obligations to complete the project.

Gross Profit and Margin
Tunneling posted a gross profit in the first quarter of 2007 of $0.2 million compared to a gross loss of $0.6 million in the first quarter of 2006. During the first quarter of 2006, there were a number of problematic, low margin projects that were in the final stages of completion, which contributed to the gross loss. Underutilized equipment costs (primarily equipment lease expenses) were $2.1 million in the first quarter of 2007 as compared to $1.9 million in the first quarter of 2006.

At March 31, 2007, there were approximately $18.0 million in outstanding claims against third parties relating to, among other things, differing site conditions and defective specifications. Of this amount, $7.5 million had been recorded to income through March 31, 2007. Claims in the amount of $0.2 million were recognized in gross profit in the first quarter of 2007. There were no claims recoveries recorded in the first quarter of 2006. In accordance with our accounting policies, we record a claim to income when the realization of the claim is reasonably assured, and we can estimate a recoverable amount.

During 2006, and into 2007, we continued our increased efforts regarding tunneling claims and aggressive pursuit of all outstanding claims, either through discussions and/or negotiations with our clients, alternative dispute resolution proceedings or, if necessary, litigation.

Operating Expenses
Operating expenses, excluding tunneling closure charges, decreased 13.8% in the first quarter of 2007 compared to the first quarter of 2006, due to continued reductions in administrative staffing and related costs to adjust to a lower operating base. Operating expenses as a percentage of revenue were 13.0% in the first quarter of 2007 compared to 12.4% in the first quarter of 2006, due primarily to the drop in revenue in the first quarter of 2007.

Tunneling Closure Charges
In the first quarter of 2007, we recorded $16.8 million (pre-tax) of charges associated with the closure of the tunneling business, which was announced on March 29, 2007. See Note 6 for a discussion regarding these charges. We anticipate that further charges will be recorded in 2007 as the business progresses toward liquidation/sale and assets are sold or disposed.

Operating Loss and Margin
Tunneling’s operating loss increased by $15.7 million in the first quarter of 2007 compared to the first quarter of 2006 due primarily to the charges recorded in the first quarter of 2007 related to the closure of the tunneling business. Tunneling closure charges were $16.8 million during the first quarter of 2007. Tunneling’s operating loss without these charges was $1.9 million, or $1.1 million less than last year’s first quarter, as projects were more profitable in 2007 and operating expenses were lowered. A tabular presentation of the costs of closure and the effect on the tunneling segment’s operating loss is set forth below (in thousands):

	Quarter Ended	Quarter Ended
	March 31, 2007	March 31, 2006

Operating loss, as reported	($18,736)	($ 3,029)
Costs of closure of tunneling business	16,843	─
Operating loss, less tunneling closure costs	($ 1,893)	($ 3,029)

Index

INTEREST AND OTHER INCOME (EXPENSE)

Interest Expense
Interest expense declined approximately $0.3 million in the first quarter of 2007, compared to the same period in 2006 due to the following factors (in thousands):

Three Months Ended March 31, 2007 vs. 2006
Total Increase (Decrease)
Debt principal amortization - Series A Notes	$(349)
Interest on short-term borrowings and other	33
Total decrease in interest expense	$(316)

Interest Income
Interest income was $0.9 million in the first quarter of 2007 compared to $0.5 million in the first quarter of 2006. Interest income in the first quarter of 2007 includes $0.1 million related to pre-judgment interest on an insurance claim receivable from our excess insurance coverage carrier. In addition to the insurance claim, interest income increased due to higher interest rates on deposits due to better market conditions.

Other Income
Other income was $0.7 million in the first quarter of 2007 compared to $0.1 million in the first quarter of 2006. The principal drivers of the increase in other income were related to foreign currency transaction gains from the repatriation of foreign cash, along with gains on disposals of fixed assets.

TAXES ON INCOME

(Tax benefit) taxes on (loss) income decreased in the first quarter of 2007 compared to the first quarter of 2006 due primarily to decreased taxable income in the quarter. Our effective tax rate for the first quarter of 2007 was 30.0% compared to 34.5% in the first quarter of 2006. This decrease was due primarily to lower income in the United States where tax rates generally are higher than other tax jurisdictions in which we operate.

CONTRACT BACKLOG

Contract backlog is our expectation of revenues to be generated from received, signed and uncompleted contracts, the cancellation of which is not anticipated at the time of reporting. Contract backlog excludes any term contract amounts for which there is not specific and determinable work released and projects where we have been advised that we are the low bidder, but have not formally been awarded the contract. The following table sets forth our consolidated backlog by segment:

Backlog	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(in millions)
Rehabilitation	$187.2	$201.7	$201.2	$186.8	$216.2
Tunneling	60.6	75.7	80.7	70.1	50.2
Tite Liner®	14.5	12.8	13.2	15.6	20.1
Total	$262.3	$290.2	$295.1	$272.5	$286.5

The dollar amount of the backlog is not necessarily indicative of future revenues relative to the performance of such work. Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

As a result of the Company’s decision to close the tunneling operation, discussed above, backlog in the tunneling segment will decline throughout the remainder of 2007 as current projects are completed and new projects are not being bid or accepted. We currently anticipate that all projects will be completed by mid-2008, with the majority of the work to be completed in 2007.

Index

LIQUIDITY AND CAPITAL RESOURCES

Cash and Equivalents

	March 31, 2007	December 31, 2006
	(in thousands)
Cash and cash equivalents	$79,676	$96,393
Cash restricted - in escrow	1,288	934

Restricted cash is cash held in escrow related to deposits made in lieu of retention on specific projects performed for municipalities and state agencies.

Sources and Uses of Cash
We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt servicing and investments. Our primary source of cash is operating activities. Besides operating activities, we occasionally borrow under our line of credit to fund operating activities, including working capital investments. In 2007, we anticipate developing a plan to create a new capital structure that is aligned with our long-term growth opportunities. Information regarding our cash flows for the three months ended March 31, 2007 and 2006 is further discussed below and is presented in our consolidated statements of cash flows contained in this report.

Cash Flows from Operations
Operating activities used $3.4 million in the first quarter of 2007 compared to $2.3 million in the first quarter of 2006. Changes in operating assets and liabilities used $0.6 million in the first quarter of 2007 compared to $7.7 million in the same period last year. Compared to December 31, 2006, net accounts receivable, including retainage and costs and estimated earnings in excess of billings (unbilled receivables), decreased by $2.6 million, inventories increased by $0.4 million and accounts payable and accrued expenses decreased by $0.8 million. Depreciation was slightly lower in the first quarter of 2007 compared to the first quarter of 2006 as a result of a lower level of fixed assets in 2007. During the first quarter of 2007, pre-tax charges related to the tunneling closure were recorded totaling $16.8 million, of which $12.0 million related to non-cash or accrued but unpaid impairment charges and expenses recorded during the quarter. See Note 6 to the consolidated financial statements contained in this report for a discussion of these charges.

Cash Flows from Investing Activities
In the first quarter of 2007, cash used by investing activities included $4.5 million in capital expenditures partially offset by $0.2 million of proceeds received from the sale of fixed assets. Capital expenditures were primarily for equipment used for our steam-inversion process and replacement of older equipment, primarily in the United States. In addition, $1.4 million was invested in the remodeling of an existing facility to be the new headquarters in Chesterfield, Missouri. In the first quarter of 2006, $3.4 million was spent on capital expenditures, which primarily related to equipment used for our steam-inversion process.

Cash Flows from Financing Activities
In the first quarter of 2007, cash used in financing activities primarily included our regularly scheduled Senior Note amortization payment of $15.7 million.

During the first quarter of 2007, we repaid $0.7 million on notes payable as compared to $1.6 million in the first quarter of 2006. During the first quarter of 2007, we received $0.6 million from the exercise of stock options as compared to $3.0 million in the first quarter of 2006.

In March 2007, we borrowed an aggregate of $5.0 million on our Credit Facility to fund U.S. operating activities. These amounts were repaid in April 2007. There were no outstanding borrowings on the Credit Facility at the end of the first quarter of 2006.

Financings

See Note 10 to the consolidated financial statements contained in this report for a discussion regarding our financings and debt covenant compliance.

We believe we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets, for the next twelve months.

Index

DISCLOSURE OF FINANCIAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We have entered into various financial obligations and commitments in the course of our ongoing operations and financing strategies. Financial obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities or from commercial arrangements that are directly supported by related revenue-producing activities. Commercial commitments represent contingent obligations, which become payable only if certain pre-defined events were to occur, such as funding financial guarantees. See Note 9 to the consolidated financial statements contained in this report for further discussion.

The following table provides a summary of our financial obligations and commercial commitments as of March 31, 2007 (in thousands). This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases.

Payments Due by Period
Cash Obligations(1)(3)	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$65,056	12	15	16	13	-	$65,000
Interest on long-term debt	26,579	3,193	4,254	4,253	4,251	4,251	6,377
Line of credit facility(2)	5,000	5,000	-	-	-	-	-
Operating leases	34,618	10,153	10,790	7,992	2,855	1,235	1,593
Total contractual cash obligations	$131,253	$18,358	$15,059	$12,261	$7,119	$5,486	$72,970

(1)	Cash obligations are not discounted. See Notes 9 and 10 to the consolidated financial statements contained in this report regarding commitments and contingencies and financings, respectively.
(2)	A resin supply contract with one of our vendors is excluded from this table. See “Market Risk - Commodity Risk” under Item 3 of this report for further discussion.
(3)
As of March 31, 2007, $5.0 million was borrowed on the $35.0 million credit facility with an interest rate of 8.25%. The available balance was $14.1 million, and the commitment fee was .175%. The remaining $15.9 million was used for non-interest bearing letters of credit, $14.5 million of which were collateral for insurance, $1.0 million for work performance and $0.4 million for import of raw materials.

OFF-BALANCE SHEET ARRANGEMENTS

We use various structures for the financing of operating equipment, including borrowing, operating and capital leases, and sale-leaseback arrangements. All debt, including the discounted value of future minimum lease payments under capital lease arrangements, is presented in the balance sheet. Our future commitments were $131.3 million at March 31, 2007. We also have exposure under performance guarantees by contractual joint ventures and indemnification of the surety. However, we have never experienced any material adverse effects to our consolidated financial position, results of operations or cash flows relative to these arrangements. All foreign joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 9 to consolidated financial statements regarding commitments and contingencies.

NEW ACCOUNTING PRONOUNCEMENTS

For discussion of new accounting pronouncements see Note 11 to the consolidated financial statements contained in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

We are exposed to the effect of interest rate changes and of foreign currency and commodity price fluctuations. We currently do not use derivative contracts to manage these risks.

Index

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at March 31, 2007 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10% change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt. The fair value of our long-term debt, including current maturities and the amount outstanding on the line of credit facility, approximated its carrying value at March 31, 2007. Market risk was estimated to be $0.3 million as the potential increase in fair value resulting from a hypothetical 1.0% decrease in our debt specific borrowing rates at March 31, 2007.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliates operating solely outside of the United States, and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At March 31, 2007, a substantial portion of our cash and cash equivalents were denominated in foreign currencies, and a hypothetical 1% change in currency exchange rates could result in an approximate $0.6 million impact to our equity through accumulated other comprehensive income. We continue to evaluate the use of instruments, such as forward contracts, to hedge our foreign exchange exposure.

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

Our company’s management, with the participation of the chief executive officer and controller (our principal financial officer), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. Based on this evaluation, the chief executive officer and controller have concluded that our disclosure controls were effective at March 31, 2007.

We maintain internal controls and procedures designed to ensure that we are able to collect the information subject to required disclosure in reports we file with the United States Securities and Exchange Commission, and to process, summarize and disclose this information within the time specified by the rules set forth by the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the third quarter of 2002, an accident on an Insituform CIPP Process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. We fully cooperated with Iowa’s state OSHA in the investigation of the accident. Iowa OSHA issued a Citation and Notification of Penalty in connection with the accident, including several willful citations. Iowa OSHA proposed penalties of $808,250. We challenged Iowa OSHA’s findings, and in the fourth quarter of 2003, an administrative law judge reduced the penalties to $158,000. In the second quarter of 2004, the Iowa Employment Appeal Board reinstated many of the original penalties, ordering total penalties in the amount of $733,750. We appealed the decision of the Employment Appeal Board to the Iowa District Court for Polk County, which, in the first quarter of 2005, reduced the penalties back to $158,000. We appealed the decision of the Iowa District Court and, on February 8, 2006, our appeal was heard by the Iowa Court of Appeals. On March 17, 2006, the Court of Appeals issued its opinion, vacating all citations issued under the general industry standards (all citations except two serious citations) and reducing total penalties to $4,500. Thereafter, the Employment Appeal Board filed a petition for further review with the Iowa Supreme Court, and we filed a resistance to the petition. On September 29, 2006, the Iowa Supreme Court granted the Employment Appeal Board’s petition for further review, and set the case for consideration during the week of December 4, 2006. On February 16, 2007, the Iowa Supreme Court issued its ruling, reversing the prior ruling of the Iowa Court of Appeals and reinstating all citations issued under the general industry standards, including several willful citations, and reinstating penalties in the amount of $733,750. Thereafter, we filed a Motion for Reconsideration with the Iowa Supreme Court, which motion was denied on March 29, 2007. The case will now be remanded back to the District Court for entry of judgment consistent with the Iowa Supreme Court’s opinion. We currently are reviewing our options regarding further judicial review of this matter.

We are involved in certain other actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such other litigation will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2006, we have announced our decision to exit the tunneling business in an effort to improve our overall financial performance and to better align our operations with our long-term strategic initiatives. In connection with this decision, we intend to complete all of our current tunneling projects and to seek a buyer or buyers for the business or its related assets.

In our 2006 Annual Report, we had included as a risk factor in Part I, Item 1A that continued under-performance by our tunneling segment may result in goodwill and fixed asset impairment. As a result of the announced exit and disposal activities, we announced that we anticipate incurring a pre-tax charge of up to approximately $21 million, of which approximately $8 million is expected to relate to cash charges relating to property, equipment and vehicle lease terminations and buyouts, employee termination benefits and retention incentives and other ancillary expenses, approximately $9 million is expected to relate to impairment of goodwill and other intangible assets, and approximately $4 million is expected to relate to impairment charges for fixed assets and equipment.

Our above risk factor has materially changed in that the goodwill and fixed asset impairment has now been incurred. We belive that there are other risk factors associated with the exiting of the tunneling business, the completion of existing tunneling projects, the sale of the fixed assets used in the tunneling segment and the redeployment of the net proceeds resulting from the exiting of the tunneling business and the sale of the tunneling assets:

Our current estimates as to the aggregate fair market value of the fixed assets of the tunneling segment may not be accurate.

We have made an estimate as to the aggregate fair market value of the fixed assets of the tunneling business that could be realizable upon sale and compared this value to the book value of the assets on our consolidated balance sheet in order to determine the estimate of the impairment charge for the fixed assets. This estimate may not be accurate as to the net proceeds that we will actually obtain in a sale. If the net proceeds are less than our current estimate, we may incur further impairment charges related to the disposition of the fixed assets of the tunneling segment.

Index

Our current estimates of the cash expenses required to exit the tunneling business may not be accurate.

We have made a current estimate of the cash charges which we anticipate incurring in connection with property, equipment and vehicle lease terminations and buyouts, employee termination benefits and retention incentives and other ancillary costs associated with the exiting of the tunneling business. This estimate may not be accurate as to the total costs that we may actually incur in the exiting of the tunneling segment. If the estimate is too low, we may incur further cash charges related to the exiting of the tunneling business.

Our current projections on the timing for completion of our existing tunneling projects may not be accurate.

We have made certain projections with respect to the timing for completion of our current tunneling projects. These projections may not be accurate as to the time that it will take for us to complete these tunneling projects. If some or all of the tunneling projects take longer than we have projected, these delays may increase costs and decrease the net revenues we expect to realize on these projects, may lower the amounts realizable on the fixed assets used in the tunneling segment and may increase cash charges in the exiting of the tunneling business. This may, in turn, affect the amount of additional financial resources that we may redeploy into our rehabilitation and Tite Liner® segments, as well as the timing of the redeployment of these resources.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on Wednesday, April 25, 2007, the following matters were voted upon:

1.	Election of eight directors, each to serve a one-year term or until his or her successor has been elected and qualified:

Name	For	Withheld
Stephen P. Cortinovis	21,015,148	101,130
Stephanie A. Cuskley	21,013,898	102,380
John P. Dubinsky	19,213,233	1,903,045
Juanita H. Hinshaw	20,435,800	680,478
Alfred T. McNeill	21,014,248	102,030
Thomas S. Rooney, Jr.	21,013,816	102,462
Sheldon Weinig	20,778,780	337,498
Alfred L. Woods	21,014,447	101,831

2.	Approval of the Insituform Technologies, Inc. Employee Stock Purchase Plan.

For	Against	Abstain	Broker Non-Votes
16,174,069	101,894	22,643	4,817,672

3.	Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2007:

For	Against	Abstain	Broker Non-Votes
21,034,254	64,596	17,428	0

Index

ITEM 6.	EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITUFORM TECHNOLOGIES, INC.

May 1, 2007	/s/ David A. Martin
David A. Martin
Vice President and Controller
Principal Financial and Accounting Officer

Index

INDEX TO EXHIBITS

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

3.1	Restated Certificate of Incorporation of the Company, as amended through April 27, 2005, filed herewith.

3.2
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.3	Amended and Restated By-Laws of the Company, as amended through July 25, 2006 (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K dated and filed July 27, 2006).

31.1	Certification of Thomas S. Rooney, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Thomas S. Rooney, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.