Form 10-Q
period 2007-06-30
INSITUFORM TECHNOLOGIES INC
filed 2007-07-31
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended                                                                                              June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated ☐ Accelerated ☑ Non-accelerated ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2007
Class A Common Stock, $.01 par value	27,299,148

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$144,708	$154,201	$275,656	$297,765
Cost of revenues	114,814	120,140	225,192	235,039
Gross profit	29,894	34,061	50,464	62,726
Operating expenses	24,640	25,876	49,868	48,763
Costs of closure of tunneling business	─	─	16,843	─
Operating income (loss)	5,254	8,185	(16,247)	13,963
Other income (expense):
Interest expense	(1,315)	(1,617)	(2,808)	(3,427)
Interest income	710	1,262	1,659	1,780
Other	(87)	306	654	439
Total other expense	(692)	(49)	(495)	(1,208)
Income (loss) before taxes on income (tax benefit)	4,562	8,136	(16,742)	12,755
Taxes on income (tax benefit)	1,268	2,807	(5,114)	4,400
Income (loss) before minority interest and equity in earnings (losses)	3,294	5,329	(11,628)	8,355
Minority interests	(84)	(98)	(132)	(125)
Equity in earnings (losses) of affiliated companies	(14)	284	(320)	318
Net income (loss)	$3,196	$5,515	$(12,080)	$8,548

Earnings (loss) per share:
Basic	$0.12	$0.20	$(0.44)	$0.32
Diluted	0.12	0.20	(0.44)	0.31

See accompanying notes to consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$73,836	$96,393
Restricted cash	2,126	934
Receivables, net	81,295	90,678
Retainage	34,622	37,193
Costs and estimated earnings in excess of billings	53,482	41,512
Inventories	19,386	17,665
Prepaid expenses and other assets	31,184	25,989
Total current assets	295,931	310,364
Property, plant and equipment, less accumulated depreciation	90,462	90,453
Other assets
Goodwill	122,619	131,540
Other assets	20,726	17,712
Total other assets	143,345	149,252

Total Assets	$529,738	$550,069

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt and notes payable	$564	$16,814
Accounts payable and accrued expenses	105,261	107,320
Billings in excess of costs and estimated earnings	11,503	12,371
Total current liabilities	117,328	136,505
Long-term debt, less current maturities	65,001	65,046
Other liabilities	8,849	7,726
Total liabilities	191,178	209,277
Minority interests	2,348	2,181

Stockholders’ equity
Preferred stock, undesignated, $.10 par – shares authorized
2,000,000; none outstanding	-	-
Common stock, $.01 par – shares authorized 60,000,000;
shares issued 27,299,148 and 29,597,044;
shares outstanding 27,299,148 and 27,239,580	273	296
Additional paid-in capital	102,659	149,802
Retained earnings	224,353	236,763
Treasury stock – at cost, shares outstanding 0 and 2,357,464	-	(51,596)
Accumulated other comprehensive income	8,927	3,346
Total Stockholders’ Equity	336,212	338,611

Total Liabilities and Stockholders’ Equity	$529,738	$550,069

See accompanying notes to consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(12,080)	$8,548
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation	8,901	9,790
Amortization	264	632
Deferred income taxes	(6,696)	(2,467)
Equity-based compensation expense	3,207	2,794
Non-cash charges associated with closure of tunneling business	11,955	─
Other	(561)	1,317
Change in restricted cash related to operating activities	(1,174)	(1,531)
Changes in operating assets and liabilities:
Receivables net, retainage and costs and estimated earnings in excess of billings	2,125	(6,062)
Inventories	(1,428)	(1,661)
Prepaid expenses and other assets	(3,419)	954
Accounts payable and accrued expenses	(5,634)	5,922
Net cash (used in) provided by operating activities	(4,540)	18,236

Cash flows from investing activities:
Capital expenditures	(10,244)	(8,572)
Proceeds from sale of fixed assets	1,313	850
Liquidation of life insurance cash surrender value	─	1,423
Net cash used in investing activities	(8,931)	(6,299)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,080	3,779
Additional tax benefit from stock option exercises recorded in additional paid-in capital	129	1,357
Proceeds from notes payable	685	843
Principal payments on notes payable	(1,212)	(2,787)
Proceeds on line of credit	5,000	─
Payments on line of credit	(5,000)	─
Principal payments on long-term debt	(15,768)	(15,726)
Deferred financing charges paid	─	(103)
Net cash used in financing activities	(15,086)	(12,637)

Effects of exchange rate changes on cash	6,000	1,201
Net increase (decrease) in cash and cash equivalents for the period	(22,557)	501
Cash and cash equivalents, beginning of period	96,393	77,069
Cash and cash equivalents, end of period	$73,836	$77,570

See accompanying notes to consolidated financial statements
.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

1.	GENERAL

The accompanying unaudited consolidated financial statements of Insituform Technologies, Inc. and its subsidiaries (“Insituform” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of financial position and results of operations and cash flows. The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2006 Annual Report on Form 10-K.

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	EQUITY-BASED COMPENSATION

At June 30, 2007, the Company had two active equity-based compensation plans under which equity-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. There were 2.2 million shares authorized for issuance under these plans. At June 30, 2007, 1.8 million shares remained available for future issuance under these plans.

Restricted Stock Shares

Restricted shares of the Company’s common stock are awarded from time to time to the executive officers and certain key employees of the Company subject to a three-year service restriction, and may not be sold or transferred during the restricted period. Restricted stock compensation is recorded based on the fair value of the restricted stock shares on the grant date, which is equal to the Company’s stock price, and charged to expense ratably through the restriction period. Forfeitures cause the reversal of all previous expense recorded as a reduction of current period expense. In the first six months of 2007, no restricted shares were granted. The following table summarizes information about restricted stock activity during the six months ended June 30, 2007:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2006	131,500	$17.73
Granted	–	–
Vested	(12,000)	15.50
Forfeited	–	–
Outstanding at June 30, 2007	119,500	$17.96

Expense associated with grants of restricted stock shares is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Restricted stock share expense	$189	$197	$384	$408
Forfeitures	─	(15)	─	(15)
Restricted stock share expense, net	189	182	384	393
Tax benefit	(74)	(71)	(149)	(153)
Net expense	$115	$111	$235	$240

Unrecognized pre-tax expense of $0.7 million related to restricted stock share awards is expected to be recognized over the weighted average remaining service period of 1.0 years for awards outstanding at June 30, 2007.

Restricted Stock Units

On January 11, 2007, restricted stock units were awarded to the executive officers and certain key employees of the Company. The restricted stock units will vest fully on the third anniversary date of the award if the recipient’s employment with the Company has not terminated on or prior to that date. The restricted stock unit awards for executive officers also are subject to the Company’s achievement of a pre-established net income target during the performance period beginning on January 1, 2007 and ending on December 31, 2007. Restricted stock unit compensation is recorded based on the fair value of the restricted stock units on the grant date, which is equal to the Company’s stock price, and charged to expense ratably through the restriction period. Forfeitures cause the reversal of all previous expense recorded as a reduction of current period expense. The following table summarizes information about restricted stock unit activity during the six months ended June 30, 2007:

Weighted
Average
	Restricted	Award Date
	Stock Units	Fair Value

Outstanding at December 31, 2006	–	$–
Awarded	50,830	25.60
Shares distributed	–	–
Forfeited/Expired	–	–
Outstanding at June 30, 2007	50,830	$25.60

Expense associated with awards of restricted stock units is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Restricted stock unit expense	$108	$–	$217	$–
Forfeitures	─	–	─	–
Restricted stock unit expense, net	108	–	217	–
Tax benefit	(42)	–	(84)	–
Net expense	$66	$–	$133	$–

Unrecognized pre-tax expense of $1.1 million related to restricted stock unit awards is expected to be recognized over the weighted average remaining service period of 2.5 years for awards outstanding at June 30, 2007.

Deferred Stock Units

Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded in full on the date of grant.

The following table summarizes information about deferred stock unit activity during the six months ended June 30, 2007:

		Weighted
		Average
	Deferred	Award Date
	Stock Units	Fair Value

Outstanding at December 31, 2006	93,807	$18.53
Awarded	28,000	21.71
Shares distributed	–	–
Outstanding at June 30, 2007	121,807	$19.26

Deferred stock units awarded and the associated expense for the three- and six-month periods ended June 30, 2007 and 2006 are presented in the table below (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Deferred stock unit expense	$608	$603	$608	$603
Tax benefit	(236)	(234)	(236)	(234)
Net expense	$372	$369	$372	$369

Stock Options

Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant. A summary of option activity for the first six months of 2007 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value

Outstanding at December 31, 2006	1,298,392	$19.85
Granted	342,455	25.55
Exercised	(59,568)	14.78
Forfeited/Expired	(18,008)	22.96
Outstanding at June 30, 2007	1,563,271	$21.23	4.8	$4,067,451
Exercisable at June 30, 2007	1,048,734	$20.70	4.3	$3,264,317

	Options Outstanding				Options Exercisable

		Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
Range of	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Term (Yrs)	Price	Value	Exercisable	Price	Value
$4.00 - $10.00	15,400	0.4	$8.75	$201,124	15,400	$8.75	$201,124
$10.01 - $20.00	708,058	4.6	16.53	3,735,207	502,183	15.90	2,965,693
$20.01 and above	839,813	5.1	25.42	131,120	531,151	25.58	97,500
Total Outstanding	1,563,271	4.8	$21.23	$4,067,451	1,048,734	$20.70	$3,264,317

The intrinsic values above are based on the Company’s closing stock price of $21.81 on June 29, 2007. The weighted average grant-date fair value of options granted during the first six months of 2007 was $10.96. There were 324,000 stock options granted in the first six months of 2006. In the first six months of 2007, the Company collected $1.1 million for option exercises that had a total intrinsic value of $0.5 million. In the first six months of 2006, the Company collected $3.8 million for option exercises that had a total intrinsic value of $2.1 million. In the first six months of 2007 and 2006, the Company recorded a tax benefit from stock option exercises of $0.1 million and $1.4 million, respectively, in additional paid-in capital on the consolidated balance sheet and as a cash flow from financing activities on the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006. In the first six months of 2007 and 2006, the Company recorded pre-tax expense of $2.0 million ($1.4 million after-tax) and $1.8 million ($1.2 million after-tax), respectively, related to stock option awards. Unrecognized pre-tax expense of $2.8 million related to stock options is expected to be recognized over the weighted average remaining service period of 1.9 years for awards outstanding at June 30, 2007.

Beginning in 2007, the Company changed from using the Black-Scholes option-pricing model to the binomial option-pricing model for valuation purposes to more accurately reflect the features of stock options granted.

The fair value of stock options awarded during the first six months of 2007 was estimated at the date of grant using the binomial option-pricing model based on the assumptions presented in the table below. Volatility, expected term and high-yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option award’s expected term.

2007
Volatility	45.0%
Expected term (years)	4.5
Dividend yield	0.0%
Risk-free rate	4.4%

During 2006, the fair value of stock options awarded was estimated at the date of grant using the Black-Scholes option-pricing model based on the assumptions presented in the table below. Volatility, dividend yield and expected term assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option award’s expected term.

2006
Volatility	41.9%
Expected term (years)	4.8
Dividend yield	0.0%
Risk-free rate	4.3%

3.    COMPREHENSIVE (LOSS) INCOME

For the three months ended June 30, 2007 and 2006, comprehensive income was $7.1 million and $8.5 million, respectively. For the six months ended June 30, 2007 and 2006, comprehensive income (loss) was $(6.5) million and $11.3 million, respectively. The Company’s adjustment to net income (loss) to calculate comprehensive income (loss) consisted solely of cumulative foreign currency translation adjustments of $3.9 million and $3.0 million for the three months ended June 30, 2007 and 2006, respectively, and $5.6 million and $2.8 million for the six months ended June 30, 2007 and 2006, respectively.

4.    SHARE INFORMATION

Earnings (loss) per share have been calculated using the following share information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average number of
common shares used for basic EPS	27,281,051	27,060,374	27,267,789	26,989,770
Effect of dilutive stock options and
restricted stock	269,335	428,564	─	489,450
Weighted average number of common
shares and dilutive potential common
stock used in dilutive EPS	27,550,386	27,488,938	27,267,789	27,479,220

The effect of stock options, restricted stock, restricted stock units and deferred stock units of 354,617 was not considered in the calculation of loss per share in the six-month period ended June 30, 2007 as the effect would have been anti-dilutive.

Treasury Stock Retirement

On January 24, 2007, the Company’s Board of Directors approved the retirement of the Company’s treasury stock. Consequently, the Company’s 2,357,464 shares of treasury stock were retired on March 20, 2007, and the number of issued shares was reduced accordingly. The effects on stockholders’ equity included a reduction in common stock by the par value of the shares, and a reduction in additional paid-in capital.

5.     INCOME TAXES

On January 1, 2007, the Company adopted the provisions of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). The total amount of unrecognized tax benefits as of the date of adoption was $4.1 million. As a result of the implementation of FIN 48, the Company recognized a $2.8 million increase in the liability for unrecognized tax benefits, which was accounted for as an approximately $0.3 million cumulative charge to the January 1, 2007 balance of retained earnings, approximately $0.4 million additional deferred tax assets and $2.1 million additional non-current receivables. Included in the balance of unrecognized tax benefits at January 1, 2007 are $1.5 million of tax benefits that, if recognized, would affect the effective income tax rate. The remaining $2.6 million of tax benefits, if recognized, would result in adjustments to other income tax accounts.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the tax provision. Upon adoption of FIN 48, the Company accrued $0.6 million for interest and penalties. In addition, during the first six months of 2007, approximately $0.1 million was accrued for interest and penalties.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will change within twelve months of the date of adoption. The Company has certain tax return years subject to statutes of limitation that will close within twelve months of the date of adoption. Unless challenged by tax authorities, the closure of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of approximately $0.4 million.

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

The Company currently expects to substantially complete the exit of its tunneling business by the end of 2007. The Company ceased bidding new contracts concurrent with the announcement. The Company’s overall disposal strategy involves the sale or completion of all on-going tunneling projects. The Company expects the on-site work related to existing jobs to be substantially completed within the next six months and is seeking a buyer or buyers for the business and/or assets. However, there can be no assurances that a suitable buyer or buyers will be identified.

As a result of the exit and disposal activities relating to the closure of its tunneling business, the Company anticipates that it will incur pre-tax charges of approximately $21.0 million, of which approximately $8.0 million relate to cash charges which will include approximately $4.5 million relating to property, equipment and vehicle lease terminations and buyouts, approximately $2.5 million relating to employee termination benefits and retention incentives and approximately $1.0 million of other ancillary expenses. During the first six months of 2007, the Company recorded a total of $4.8 million (pre-tax) related to these activities, including accruals for $3.6 million (pre-tax) associated with equipment lease buyouts, $1.1 million (pre-tax) for employee termination benefits and $0.1 million related to debt financing fees paid on March 28, 2007 in connection with certain amendments to the Company’s Senior Notes and credit facility relating to the closure of the tunneling operation. All of these costs have been paid at June 30, 2007.

The Company also incurred impairment charges for goodwill and other intangible assets of $9.0 million during the first six months of 2007. These impairment charges occurred as a result of a thorough review of the fair value of assets and future cash flows to be generated by the business. This review concluded that insufficient fair value existed to support the value of the goodwill and other intangible assets recorded on the balance sheet.

In addition, the Company announced that it would incur impairment charges of up to $4.0 million for equipment and other assets. In the first six months of 2007, the Company recorded charges totaling $3.0 million (pre-tax). These charges relate to assets that, at June 30, 2007, currently were not being utilized in the business. The impairment was calculated by subtracting current book values from estimated fair values of each of the idle assets. Fair values were determined using data from recent sales of similar assets and other market information. The Company believes the fair value of the remaining fixed assets exceeded the carrying value as of June 30, 2007. These assets are currently being utilized on existing projects.

Each of the above charges has been recorded in the consolidated statements of operations as “Costs of closure of tunneling business” as a component of operating income.

7.    SEGMENT REPORTING

The Company has three principal operating segments: rehabilitation; tunneling; and Tite Liner®, the Company’s corrosion and abrasion segment. The segments were determined based upon the types of products and services sold by each segment and each is regularly reviewed and evaluated separately.

The following disaggregated financial results have been prepared using a management approach that is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. The Company evaluates performance based on stand-alone operating income (loss).

Financial information by segment was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007		2006
Revenues
Rehabilitation	$114,281	$125,218	$217,601		$236,876
Tunneling	19,739	14,458	35,706		33,842
Tite Liner®	10,688	14,525	22,349		27,047
Total revenues	$144,708	$154,201	$275,656		$297,765

Gross profit (loss)
Rehabilitation	$23,536	$29,174	$38,953		$54,508
Tunneling	1,844	166	2,032		(450)
Tite Liner®	4,514	4,721	9,479		8,668
Total gross profit	$29,894	$34,061	$50,464		$62,726

Operating income (loss)
Rehabilitation	$2,505	$7,275	$(3,616)		$13,736
Tunneling	(58)	(2,094)	(18,793	)(1)	(5,123)
Tite Liner®	2,807	3,004	6,162		5,350
Total operating income (loss)	$5,254	$8,185	$(16,247	)(1)	$13,963
           __________

(1)	Includes $16.8 million of charges associated with the closure of the tunneling business.

The following table summarizes revenues, gross profit and operating (loss) income by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007		2006
Revenues:
United States	$104,526	$115,885	$201,506		$229,215
Canada	13,158	10,667	23,989		19,741
Europe	23,559	21,687	44,007		38,772
Other foreign	3,465	5,962	6,154		10,037
Total revenues	$144,708	$154,201	$275,656		$297,765

Gross profit:
United States	$18,941	$22,876	$31,037		$43,868
Canada	4,604	3,955	8,121		6,948
Europe	5,282	5,735	8,965		9,392
Other foreign	1,067	1,495	2,341		2,518
Total gross profit	$29,894	$34,061	$50,464		$62,726

Operating income (loss):
United States	$1,786	$3,764	$(20,508	)(1)	$7,999
Canada	2,744	2,518	4,267		4,134
Europe	88	928	(1,634)		225
Other foreign	636	975	1,628		1,605
Total operating income (loss)	$5,254	$8,185	$(16,247	)(1)	$13,963
__________
      (1)   Includes $16.8 million of charges associated with the closure of the tunneling business.

8.    ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets include license agreements, customer relationships, patents and trademarks, and non-compete agreements. Intangible assets at June 30, 2007 and December 31, 2006 were as follows (in thousands):

As of June 30, 2007
	Gross		Net
	Carrying Amount	Accumulated Amortization	Carrying Amount

Amortized intangible assets:
License agreements	$3,894	$(1,889)	$2,005
Customer relationships	1,797	(451)	1,346
Patents and trademarks	16,782	(13,447)	3,335
Non-compete agreements	315	(315)	─
Total	$22,788	$(16,102)	$6,686

As of December 31, 2006
	Gross		Net
	Carrying Amount	Accumulated Amortization	Carrying Amount
Amortized intangible assets:
License agreements	$3,894	$(1,813)	$2,081
Customer relationships	1,797	(391)	1,406
Patents and trademarks	16,048	(13,283)	2,765
Non-compete agreements	3,252	(3,056)	196
Total	$24,991	$(18,543)	$6,448

Amortization expense for the six months ended June 30, 2007 and 2006 and estimated amortization expense for the next five years are as follows (in thousands):

	2007	2006

Aggregate amortization expense
Three months ended June 30	$47	$325
Six months ended June 30	264	632

Estimated amortization expense:
For year ending December 31, 2007	$573
For year ending December 31, 2008	580
For year ending December 31, 2009	544
For year ending December 31, 2010	467
For year ending December 31, 2011	385

9.    COMMITMENTS AND CONTINGENCIES

Litigation

In the third quarter of 2002, an accident on an Insituform® cured-in-place-pipe (“CIPP”) process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. The Company fully cooperated with Iowa’s state OSHA in the investigation of the accident. Iowa OSHA issued a citation and notification of penalty in connection with the accident, including several willful citations. After numerous administrative and judicial proceedings and appeals, including appeals to the Iowa Supreme Court, on June 15, 2007, the Iowa District Court entered a final order in the amount of $733,750 against the Company. The Company recorded approximately $0.5 million with respect to this matter in the first quarter of 2007. The Company paid the assessed penalties on June 27, 2007.

In December 2003, Environmental Infrastructure Group, L.P. (“EIG”) filed suit in the District Court of Harris County, Texas, against several defendants, including Kinsel Industries, Inc. (“Kinsel”), a wholly owned subsidiary of the Company, seeking unspecified damages. The suit alleges, among other things, that Kinsel failed to pay EIG monies due under a subcontractor agreement. In February 2004, Kinsel filed an answer, generally denying all claims, and also filed a counterclaim against EIG based upon EIG’s failure to perform work required of it under the subcontract. In June 2004, EIG amended its complaint to add the Company as an additional defendant and included a claim for lost opportunity damages. In December 2004, the Company and Kinsel filed third-party petitions against the City of Pasadena, Texas, and Greystar-EIG, LP, Grey General Partner, LLC and Environmental Infrastructure Management, LLC (collectively, the “Greystar Entities”). EIG also amended its petition to add a fraud claim against Kinsel and the Company and also requested exemplary damages. The original petition filed by EIG against Kinsel seeks damages for funds that EIG claims should have been paid to EIG on a wastewater treatment plant built for the City of Pasadena. Kinsel’s third-party petition against the City of Pasadena seeks approximately $1.4 million in damages to the extent EIG’s claims against Kinsel have merit and were appropriately requested. The third-party petition against the Greystar Entities seeks damages based upon fraudulent conveyance, alter ego and single business enterprise (the Greystar Entities are the successors-in-interest to all or substantially all of the assets of EIG, now believed to be defunct). Following the filing of the third-party petitions, the City of Pasadena filed a motion to dismiss based upon lack of jurisdiction claiming the City is protected by sovereign immunity. The trial court denied the City’s motion and the suit was stayed pending appeal of the City’s motion to the Court of Appeals in Corpus Christi, Texas. On March 16, 2006, the Texas Court of Appeals affirmed the trial court’s denial of the City’s motion. The City appealed the matter to the Texas Supreme Court. Recently, the Texas Supreme Court reversed and remanded the case back to the District Court to consider the City’s plea to jurisdiction in light of a recently enacted Texas statute that waives governmental immunity. The Company believes that the factual allegations and legal claims made against it and Kinsel are without merit and intends to vigorously defend them.

In 1990, the Company initiated proceedings against Cat Contracting, Inc., Michigan Sewer Construction Company, Inc. and Inliner U.S.A., Inc. (subsequently renamed FirstLiner USA, Inc.), along with another party, alleging infringement of certain in-liner Company patents. In August 1999, the United States District Court in Houston, Texas found that one of the Company’s patents was willfully infringed and awarded $9.5 million in damages. After subsequent appeals, the finding of infringement has been affirmed, but the award of damages and finding of willfulness was subject to rehearing. The Company believed that it had a strong position in upholding the original damage award and, after investigation, concluded that the defendants had a viable source to collect all or a portion of the award if confirmed. On the basis of these determinations, the Company decided to aggressively pursue the rehearing on damages. The damages hearing was completed in the third quarter of 2006. The Company currently is awaiting the Court’s decision. At June 30, 2007, the Company had not recorded any receivable related to this matter.

On June 3, 2005, the Company filed a lawsuit in the United States District Court in Memphis, Tennessee against Per Aarsleff A/S, a publicly traded Danish company, and certain of its subsidiaries and affiliates. Since approximately 1980, Per Aarsleff and its subsidiaries held licenses for the Insituform CIPP process in various countries in Northern and Eastern Europe, Taiwan, Russia and South Africa. Per Aarsleff also is a 50% partner in the Company’s German joint venture and a 25% partner in the Company’s manufacturing company in Great Britain. The Company’s lawsuit seeks, among other things, monetary damages in an unspecified amount for the breach by Per Aarsleff of its license and implied license agreements with the Company and for royalties owed by Per Aarsleff under the license and implied license agreements. On May 12, 2006, the Company amended its lawsuit in Tennessee to (i) seek damages based upon Per Aarsleff’s use of Company trade secrets in connection with the operation of its Danish manufacturing facility and (ii) seek an injunction against Per Aarsleff’s continued operation of its manufacturing facility. Per Aarsleff filed its Answer and Affirmative Defenses to the Company’s Amended Complaint on May 25, 2006. On October 25, 2006, Per Aarsleff filed a two-count counterclaim against the Company seeking to recover royalty payments paid to the Company. On December 29, 2006, the Company and Per Aarsleff’s 50%-owned Taiwanese subsidiary (“PIEC”) settled their respective claims against each other in exchange for PIEC paying the Company $375,000, which amount was paid on December 29, 2006 (settlement of Taiwanese claims only, remainder of lawsuit continues). Based upon the results of audits performed by the Company at Per Aarsleff’s facilities in Denmark, Finland, Sweden and Poland, on May 25, 2007 the Company, with leave granted by the Court, amended its lawsuit in Tennessee to allege that Per Aarsleff committed fraud in its underreporting as well as misreporting of installation contract revenues for the years 1999-2004. As a result of the addition of the fraud claims, the Company also is now seeking punitive damages in addition to actual damages. At June 30, 2007, excluding the effects of the claims specified in the lawsuit, Per Aarsleff owed the Company approximately $0.5 million related to royalties due under the various license and implied license agreements (over and above the Taiwanese settlement amount and the amounts allegedly underreported or misreported by Per Aarsleff) based upon royalty reports prepared and submitted by Per Aarsleff. The Company believes that these receivables are fully collectible at this time. At June 30, 2007, the Company had not recorded any receivable related to this lawsuit.

Boston Installation

In August 2003, the Company began a CIPP process installation in Boston. The $1.0 million project required the Company to line 5,400 feet of a 109-year-old, 36- to 41-inch diameter unusually shaped hand-laid rough brick pipe.

Many aspects of this project were atypical of the Company’s normal CIPP process installations. Following installation, the owner rejected approximately 4,500 feet of the liner and all proposed repair methods. All rejected liner was removed and re-installed, and the Company recorded a loss of $5.1 million on this project in the year ended December 31, 2003. During the first quarter of 2005, the Company, in accordance with its agreement with the client, inspected the lines. During the course of such inspection, it was determined that the segment of the liner that was not removed and re-installed in early 2004 was in need of replacement in the same fashion as all of the other segments replaced in 2004. The Company completed its assessment of the necessary remediation and related costs and began work with respect to such segment late in the second quarter of 2005. The Company’s remediation work with respect to this segment was completed during the third quarter of 2005. The Company incurred costs of approximately $2.3 million with respect to the 2005 remediation work.

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

In March 2004, the Company filed a lawsuit in United States District Court in Boston, Massachusetts against its excess insurance carrier for such carrier’s failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage. In March 2005, the Court granted the Company’s partial motion for summary judgment, concluding that the Company’s policy with its excess insurance carrier followed form to the Company’s primary insurance carrier’s policy. On May 25, 2006, the Court entered an order denying a motion for reconsideration previously filed by the excess insurance carrier, thereby reaffirming its earlier opinion. In September 2006, the Company filed a motion for summary judgment as to the issue of whether the primary insurance carrier’s policy provided coverage for the underlying claim and as to the issue of damages. The excess insurance carrier also filed a motion for summary judgment as to the issue of primary coverage. The Court heard oral arguments on the motions on November 20, 2006. The parties are awaiting a ruling from the Court.

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

The total claim receivable was $7.4 million at June 30, 2007 and is composed of documented remediation costs and pre-judgment interest as outlined in the table below:

	Documented Remediation Costs	Pre-Judgment Interest	Total
	(in thousands)
Claim recorded June 30, 2005	$5,872	$275	$6,147
Interest recorded July through December 31, 2005	-	165	165
Additional documented remediation costs recorded in the second quarter of 2006	526	-	526
Adjustment based on current developments	(343)	-	(343)
Interest recorded in 2006 and 2007	-	866	866
Claim receivable balance, June 30, 2007	$6,055	$1,309	$7,361

During the second quarter of 2007, the claim was adjusted down by $0.3 million as a result of current developments in the matter. Interest was adjusted accordingly.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at June 30, 2007 on its consolidated balance sheet.

10.   FINANCINGS

Credit Facility

On March 28, 2007, the Company amended its $35.0 million credit facility with Bank of America, N.A., to incorporate by reference certain amendments to its Senior Notes, Series 2003-A, due April 24, 2013, described below. In connection with the amendment, the Company paid Bank of America, N.A., an amendment fee of 0.05% of the borrowing capacity of the credit facility, or $17,500.

In March 2007, the Company borrowed $5.0 million on the credit facility. These amounts were repaid in April 2007. There were no borrowings on the credit facility in the first six months of 2006.

Senior Notes

On March 28, 2007, the Company amended its $65.0 million Senior Notes, Series 2003-A, due April 24, 2013, to include in the definition of EBITDA all non-recurring charges taken during the year ending December 31, 2007 relating to the Company’s exit from the tunneling operation to the extent deducted in determining consolidated net income for such period, subject to a maximum amount of $34.2 million. In connection with the amendment, the Company paid the noteholders an amendment fee of 0.05% of the outstanding principal balance of Senior Notes, or $32,500.

In February 2007, the Company made the final scheduled payment of $15.7 million on its Senior Notes, Series A, due February 14, 2007.

At June 30, 2007, the Company was in compliance with all debt covenants, and expects to be in compliance for the balance of 2007.

11.  NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement No. 109 which describes a comprehensive model for the measurement, recognition, presentation and disclosure of uncertain tax positions in financial statements. Under the interpretation, financial statements are required to reflect expected future tax consequences of such positions presuming the tax authorities’ full knowledge of the position and all relevant facts, but without considering time values. See Note 5 for a discussion of the Company’s adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 – Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2008.

In February 2007, the FASB issued SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for the company beginning January 1, 2008. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”). See the discussion of our critical accounting policies in our 2006 Annual Report. On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is discussed in Note 5 to the consolidated financial statements contained in this report.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains various forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that are based on information currently available to the management of Insituform Technologies, Inc. and on management’s beliefs and assumptions. When used in this document, the words “anticipate,” “estimate,” “believe,” “plan,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties and our actual results may vary materially from those anticipated, estimated or projected due to a number of factors. Such factors include the competitive environment for our products and services, the availability and pricing of raw materials used in our operations, increased competition upon expiration of our patents or the inadequacy of one or more of our patents to protect our operations, the geographical distribution and mix of our work, our ability to attract business at acceptable margins, the strength of our marketing and sales skills, foreseeable and unforeseeable issues in projects that make it difficult or impossible to meet projected margins, the timely award or cancellation of projects, our ability to maintain adequate insurance coverage for our business activities, political circumstances impeding the progress of our work, our ability to remain in compliance with the financial covenants included in our financing documents, the regulatory environment, weather conditions, the outcome of pending litigation, our ability to enter new markets and implement our global growth initiatives, the accuracy of our current estimates of aggregate fair value of the tunneling segment’s fixed assets that will be realizable in sales transactions, the accuracy of our current projections of the cash costs of lease termination or buyout payments, employee retention incentives and severance benefits and other shutdown expenses, our ability to complete the tunneling segment’s existing contracts on a timely and profitable basis, our ability to redeploy the net value of the tunneling segment’s fixed assets into our rehabilitation and Tite Liner® business segments on an efficient and profitable basis and other factors set forth in reports and other documents filed by us with the Securities and Exchange Commission from time to time. We do not assume a duty to update forward-looking statements. Please use caution and do not place reliance on forward-looking statements.

Executive Summary

Insituform Technologies, Inc. is a worldwide company specializing in trenchless technologies to rehabilitate, replace, maintain and install underground pipes. We have three principal operating segments: rehabilitation, tunneling, and Tite Liner®. These segments have been determined based on the types of products sold, and each is reviewed and evaluated separately. While we use a variety of trenchless technologies, the Insituform® cured-in-place-pipe (“CIPP”) process contributed 76.2% of our revenues in the first six months of 2007 and 71.1% of our revenues in the first six months of 2006.

Revenues are generated principally in the United States, Canada, the Netherlands, the United Kingdom, France, Switzerland, Mexico, Spain, Chile, Belgium, Poland and Romania and include product sales and royalties from our joint ventures in Europe and Asia, and our unaffiliated licensees and sub-licensees throughout the world. The United States remains our single largest market, representing approximately 73.1% of total revenue in the first six months of 2007 and 77.0% of total revenue in the first six months of 2006. See Note 7 to the consolidated financial statements contained in this report for additional segment and geographic information and disclosures.

Results of Operations – Three and Six Months Ended June 30, 2007 and 2006

Key financial data for each of the segments and periods presented is as follows (dollars in thousands):

Three Months Ended June 30, 2007

Segment	Revenues	Gross Profit	Gross Profit Margin	Operating Expenses	Operating Income (Loss)	Operating Income (Loss) Margin
Rehabilitation	$114,281	$23,536	20.6%	$21,031	$2,505	2.2%
Tunneling	19,739	1,844	9.3	1,902	(58)	-0.3
Tite Liner®	10,688	4,514	42.2	1,707	2,807	26.3
Total	$144,708	$29,894	20.7%	$24,640	$5,254	3.6%

Three Months Ended June 30, 2006

Segment	Revenues	Gross Profit	Gross Profit Margin	Operating Expenses	Operating Income (Loss)	Operating Income (Loss) Margin
Rehabilitation	$125,218	$29,174	23.3%	$21,899	$7,275	5.8%
Tunneling	14,458	166	1.1	2,260	(2,094)	-14.5
Tite Liner®	14,525	4,721	32.5	1,717	3,004	20.7
Total	$154,201	$34,061	22.1%	$25,876	$8,185	5.3%

Six Months Ended June 30, 2007

Segment	Revenues	Gross Profit	Gross Profit Margin	Operating Expenses(1)	Operating Income (Loss) (1)	Operating Income (Loss) Margin
Rehabilitation	$217,601	$38,953	17.9%	$42,569	$(3,616)	-1.7%
Tunneling	35,706	2,032	5.7	20,825	(18,793)	-52.6
Tite Liner®	22,349	9,479	42.4	3,317	6,162	27.6
Total	$275,656	$50,464	18.3%	$66,711	$(16,247)	-5.9%

Six Months Ended June 30, 2006

Segment	Revenues	Gross Profit (Loss)	Gross Profit (Loss) Margin	Operating Expenses	Operating Income (Loss)	Operating Income (Loss) Margin
Rehabilitation	$236,876	$54,508	23.0%	$40,772	$13,736	5.8%
Tunneling	33,842	(450)	-1.3	4,673	(5,123)	-15.1
Tite Liner®	27,047	8,668	32.0	3,318	5,350	19.8
Total	$297,765	$62,726	21.1%	$48,763	$13,963	4.7%

_____________

(1)	Consolidated and tunneling operating expenses for the six months ended June 30, 2007 include $16.8 million in charges associated with the closure of our tunneling business

The following table summarizes the increases (decreases) in key financial data for the three and six months ended June 30, 2007 as compared with the same periods in 2006 (dollars in thousands):

	Three Months Ended June 30, 2007 vs. 2006		Six Months Ended June 30, 2007 vs. 2006
	Total Increase (Decrease)	Percentage Increase (Decrease)	Total Increase (Decrease)	Percentage Increase (Decrease)
Consolidated
Revenues	$(9,493)	-6.2%	$(22,109)	-7.4%
Gross profit	(4,167)	-12.2	(12,262)	-19.5
Operating expenses	(1,236)	-4.8	1,105	2.3
Costs of closure of tunneling business	–	–	16,843	n/a
Operating income	(2,931)	-35.8	(30,210)	-216.4

Rehabilitation
Revenues	(10,937)	-8.7	(19,275)	-8.1
Gross profit	(5,638)	-19.3	(15,555)	-28.5
Operating expenses	(868)	-4.0	1,797	4.4
Operating income	(4,770)	-65.6	(17,352)	-126.3

Tunneling
Revenues	5,281	36.5	1,864	5.5
Gross profit	1,678	1,010.2	2,482	551.6
Operating expenses	(358)	-15.9	(691)	-14.8
Costs of closure of tunneling business	–	–	16,843	n/a
Operating income	2,036	-97.2	(13,670)	-266.8

Tite Liner®
Revenues	(3,837)	-26.4	(4,698)	-17.4
Gross profit	(207)	-4.4	811	9.4
Operating expenses	(10)	-0.6	(1)	-0.0
Operating income	(197)	-6.6	812	15.2

Interest Expense and Taxes
Interest expense	(302)	-18.7	(619)	-18.1
Taxes on income	(1,539)	-54.8	(9,514)	-216.2

Overview

Consolidated net income was $1.6 million lower in the second quarter of 2007 than in the second quarter of 2006, and $20.6 million lower in the first six months of 2007 than in the first six months of 2006. During the first six months of 2007, charges of $16.8 million (pre-tax) related to the tunneling closure were recorded. Total operating loss for the tunneling segment was $18.8 million in the first six months of 2007. The decision to close this business, and the impact of the related charges, are more fully described in Note 6 to the consolidated financial statements contained herein.

Aside from the tunneling closure charges, the decrease in consolidated net income for the first six months of 2007 was principally due to lower revenues in the rehabilitation and Tite Liner® segments, along with weaker gross profit margins in our rehabilitation business caused by weakness in the U.S. sewer rehabilitation market. This weakness resulted not only from shortfalls in backlog available for our crews, but also from the compression of margins due to increased competitive pricing pressure.

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

In one such case filed against Cat Contracting, Inc., Michigan Sewer Company and FirstLiner USA, Inc. in the United States District Court in Houston, Texas, we had received a judgment of $9.5 million in 1999 based upon the infringement of certain in-liner patents we owned. Upon subsequent appeal, the finding of infringement was upheld, but the award of damages, including the finding of willfulness, was subject to rehearing. We believed that we had a strong position in upholding the original damage award and, after investigation, we also concluded that the defendants had a viable source to collect all or a portion of the award, if confirmed. On the basis of these determinations, we decided to aggressively pursue the rehearing on damages. The damages rehearing was completed in the third quarter of 2006, and we currently are awaiting the court’s decision. No receivable related to this matter has been recorded in the consolidated financial statements as of June 30, 2007.

In June 2005, after investigation, we commenced a lawsuit in the United States District Court in Memphis, Tennessee against our long-time international partner, Per Aarsleff A/S, a Danish public company, and certain of its subsidiaries and affiliates. The suit alleges breach by these entities of license agreements and implied license agreements with us involving our proprietary intellectual property relating to the Insituform® CIPP process. We seek monetary damages for breach of our license agreements and implied license agreements between the Per Aarsleff entities and our company and for royalties owed by the Per Aarsleff entities to us under these agreements. In 2006, we amended our complaint against the Per Aarsleff entities to include additional damage claims based upon Per Aarsleff’s use of our trade secrets in its Danish tube manufacturing facility. Our amended complaint also seeks an injunction against Per Aarsleff’s continued operation of the tube manufacturing facility. Based upon the results of audits performed by us at Per Aarsleff’s facilities in Denmark, Finland, Sweden and Poland, on May 25, 2007 the Company amended its lawsuit in Tennessee to allege that Per Aarsleff committed fraud in its underreporting as well as misreporting of installation contract revenues for the years 1999-2004. As a result of the addition of the fraud claims, the Company also is now seeking punitive damages in addition to actual damages. In April 2006, we filed a separate patent infringement action in Denmark against Per Aarsleff seeking to enjoin its continued use of an inversion device covered by one of our European patents. We also have filed separate legal actions in Germany against Per Aarsleff relating to its conduct involving our joint venture company in Germany and with respect to transactions between Per Aarsleff and our German joint venture company, which we believe were at prices other than arms’-length. We estimate the aggregate claims in these matters to be in excess of $20.0 million; however, no claims receivable has been recorded in our consolidated financial statements. Due to the uncertainties of litigation, as well as issues regarding the collectibility of damage awards, there can be no assurance regarding these litigations at this time or as to the amount of money, if any, that we may ultimately recover against Per Aarsleff. The Memphis case currently is set for trial in the second quarter of 2008.

In June 2005, we filed a petition in State Court in St. Louis County, Missouri against Reynolds, Inc., certain of its subsidiaries and affiliates and an officer of Reynolds, Inc. The case subsequently was removed to the United States District Court in St. Louis. The suit alleged that Reynolds, among other things, (i) tortuously interfered with a non-competition and confidentiality agreement we had with a former employee and (ii) misappropriated our trade secrets. In April 2005, the St. Louis County Court had entered a temporary injunction against our former employee, finding that he had violated the terms of his non-competition and confidentiality agreement with us and had retained, misappropriated and disseminated to Reynolds, Inc. our property for the benefit of Reynolds. In light of the court’s April 2005 findings, we amended our petition to add Reynolds as a defendant in the action. On May 26, 2007, Reynolds and we settled this lawsuit. In connection therewith, Reynolds paid us $0.7 million.

As discussed in previous reports, we also are vigorously pursuing a number of tunneling claims, and continue to incur significant legal costs and expenses in prosecuting such actions. As of June 30, 2007, we had approximately $16.9 million in tunneling claims, of which approximately $6.8 million has been recognized.

We have recorded significant expenses, including attorneys’ fees and other litigation costs, in connection with the prosecution of these intellectual property lawsuits, tunneling claims and other legal matters. For the six months ended June 30, 2007 and 2006, we incurred attorneys’ fees and litigation costs net of recoveries described above of approximately $2.6 million and $3.1 million, respectively, with respect to these lawsuits and other legal matters. Other than $6.8 million and $7.4 million in receivables at June 30, 2007 related to tunneling claims and our claim against our excess insurance carrier (see Note 9 “Boston Installation”), respectively, we have not recorded any receivable related to these lawsuits. We have vigorously pursued these lawsuits based upon our business judgment that the possibility of recovery of substantial damages, the granting of the requested injunctive relief and other ancillary benefits arising from our proactive protection of our intellectual property, justifies the expenses previously incurred and currently projected. Because of the substantial uncertainty at this time with respect to the liability and/or damages outcomes, including the collectibility of any damages awarded, we cannot estimate a dollar amount or range of recovery from these lawsuits at this time.

Rehabilitation Segment

Revenues
Revenues decreased by 8.7% in the rehabilitation segment in the second quarter of 2007 compared to the second quarter of 2006 due primarily to persistently weak market conditions in the United States as described below. Additionally, in recent quarters, there has been a larger percentage of smaller-diameter installation projects in the U.S. marketplace. These trends also have contributed to lower revenue. Rehabilitation contract backlog increased 3.2% from March 31, 2007 to June 30, 2007 and was 3.4% higher at June 30, 2007 than at the same point last year. Revenues were 51.6% and 8.6% higher in Canada and Europe, respectively, in the second quarter of 2007 compared to the second quarter of 2006.

Revenues decreased by 8.1% in the rehabilitation segment in the first six months of 2007 compared to the first six months of 2006 due to the drivers discussed above. Rehabilitation contract backlog was 4.3% lower at the end of the second quarter compared to the beginning of the first quarter of 2007. Revenues were 65.4% and 13.5% higher in Canada and Europe, respectively, in the first six months of 2007 compared to the first six months of 2006.

As previously announced, based on our internal market visibility, along with various market surveys, the U.S. sewer rehabilitation market has been flat to declining in the last year. Current projections for 2007 indicate spending growth in this market to be down as much as 10%. These market conditions could persist for the foreseeable future and we are prepared to weather these conditions. We previously announced that we are taking several actions to restore profitability and to stimulate growth going forward, including the expansion of sewer rehabilitation work outside of the United States, acceleration of the growth of Insituform Blue™ by investing further in product development, adding project support and business development personnel to pursue worldwide opportunities, and proactively looking for ways to stimulate increased spending among our customers. In the meantime, to ensure that we continue to achieve the productivity gains that we experienced in 2006, we have reduced the level of U.S. sewer rehabilitation crew resources to better reflect current demand. We are also redirecting certain resources to international operations, Insituform Blue™ and other potential growth segments.

Gross Profit and Margin
Rehabilitation gross profit decreased by 19.3% in the second quarter of 2007 compared to the second quarter of 2006 primarily due to the lower revenues described above. The weak market conditions in U.S. sewer rehabilitation also have resulted in heightened competitive pricing pressure that has compressed gross profit margins. The gross profit margin percentage decreased by 2.7 margin points to 20.6% in the second quarter of 2007 from 23.3% in the second quarter of 2006.

Rehabilitation gross profit decreased by 28.5% in the first six months of 2007 compared to the same period in 2006, largely due to the factors as described above.

Operating Expenses
Operating expenses decreased 4.0% in the second quarter of 2007 compared to the second quarter of 2006 primarily due to cost controls in response to weaker revenues. In the second quarter of 2007, we received $0.7 million in a legal recovery from Reynolds, Inc., which was recorded as a credit to operating expenses as a legal fee recovery. Operating expenses, as a percentage of revenue, were 18.4% in the second quarter of 2007 compared to 17.5% in the second quarter of 2006.

Operating expenses increased 4.4% in the first six months of 2007 compared to the first six months of 2006. We incurred increased expenses related to our increased focus on Insituform Blue™, increased business development efforts in international markets and increased investments in marketing and technology development. Operating expenses, as a percentage of revenue, were 19.6% in the first six months of 2007 compared to 17.2% in the first six months of 2006.

Operating Income and Margin
Lower revenues and gross profit, offset slightly by lower operating expenses, combined to cause operating income to decrease by $4.8 million in the second quarter of 2007 compared to the second quarter of 2006. Rehabilitation operating margin, which is operating income as a percentage of revenue, declined to 2.2% in the second quarter of 2007 compared to 5.8% in the second quarter of 2006.

The factors described above caused an operating loss for the first six months of 2007, which represented a 126.3% decrease in operating results as compared to the corresponding period in 2006. The operating margin decreased to (1.7)% in the first six months of 2007, compared to 5.8% in the first six months of 2006.

Insituform Blue™

During 2006, we launched a new potable water infrastructure division under the name Insituform Blue™. Under Insituform Blue™, we operate with a variety of technologies geared to the global drinking water market. In the first six months of 2007, Insituform Blue™ did not have a material effect on our consolidated results of operations. Insituform Blue™ is expected to generate modest operating losses for the next few years as we establish this business.

Tunneling Segment

Revenues
Tunneling’s revenues were 36.5% higher in the second quarter of 2007 compared to the second quarter of 2006 as the number of ongoing projects increased year over year. As of June 30, 2007, backlog decreased significantly from the prior quarters as we progress towards the closure of the tunneling operation. Backlog at June 30, 2007 was $35.0 million versus $60.6 million and $75.7 million at March 31, 2007 and December 31, 2006, respectively.

For the first six months of 2007, tunneling revenues increased by 5.5% over the same period in the prior year as a result of more active project work. In the prior year, the tunneling operation was working on a number of projects that were virtually at completion, whereas, in the current period, there were many projects ramping up and in earlier stages of completion.

Gross Profit and Margin
Tunneling’s gross profit was $1.8 million in the second quarter of 2007 compared to gross profit of $0.2 million in the second quarter of 2006. The gross profit in the second quarter of 2007 was primarily due to increased revenues and lower underutilized equipment costs, as we recorded impairment charges in the first quarter of 2007 related to fixed assets and equipment operating leases. As a result, there were lower depreciation and lease expenses incurred in the second quarter of 2007. In addition, the current contract backlog is carrying better gross margin than in the same period in 2006.

Tunneling’s gross profit was $2.0 million in the first six months of 2007 compared to a gross loss of $0.5 million in the first six months of 2006 primarily due principally to the reasons mentioned above.

Operating Expenses
Operating expenses, excluding tunneling closure charges, decreased by 15.9% in the second quarter of 2007 and by 14.8% in the first six months of 2007, each compared to the same periods in 2006. Operating expenses were lower in the second quarter and first six months of 2007 due to continued reductions in administrative staffing and related costs as a result of the winding down of the business. Operating expenses as a percentage of revenue were 9.6% and 11.2% in the second quarter and first six months of 2007, respectively, compared to 15.6% and 13.8% in the same periods of 2006, respectively.

Tunneling Closure Charges
In the first six months of 2007, we recorded $16.8 million (pre-tax) of charges associated with the closure of the tunneling business, which closure was announced on March 29, 2007. See Note 6 for a discussion regarding these charges.

Operating Loss and Margin
Tunneling’s operating loss decreased by $2.0 million to $0.1 million in the second quarter of 2007 compared to the second quarter of 2006 due to continued reductions in administrative staffing and related costs. Tunneling’s operating margin was (0.3)% in the second quarter of 2007 compared to (14.5)% in the second quarter of 2006.

Tunneling’s operating loss increased $13.7 million in the first six months of 2007 compared to the first six months of 2006 due primarily to the charges recorded in the first six months of 2007 related to the closure of the tunneling business. Tunneling closure charges were $16.8 million during the first six months of 2007. Tunneling’s operating loss without these charges was $2.0 million, or $3.2 million less than last year’s second quarter, as projects were more profitable in 2007 and operating expenses were lower.

A tabular presentation of the costs of closure and the effect on the tunneling segment’s operating loss are set forth below (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006

Operating loss	$(18,793)	$(5,123)
Costs of closure of tunneling business	(16,843)	─
Operating loss excluding closure costs	$(1,950)	$(5,123)

Tite Liner® Segment

Revenues
Tite Liner® revenues decreased by 26.4% in the second quarter of 2007 compared to the second quarter of 2006 due primarily to a reduction in work in South America. Contract backlog in the Tite Liner ® segment was $5.6 million lower at the beginning of the second quarter of 2007 compared to the beginning of the second quarter of 2006 with $3.4 million of the decrease in South America. Tite Liner®’s revenues from North American (U.S. and Canada) and South American operations were $1.4 million and $2.3 million, respectively, lower during the second quarter of 2007 compared to the second quarter of 2006.

Tite Liner® revenues were 17.4% lower in the first six months of 2007 compared to the same period last year due primarily to the reasons listed above.

Gross Profit and Margin
Despite a decrease in second quarter 2007 revenues, gross profit was essentially flat in the second quarter of 2007 compared to the second quarter of 2006 due to stronger gross profit margins from pricing and efficiencies gained throughout the last two years and the favorable closeout of a number of projects. Gross profit margins were 42.2% in the second quarter of 2007 compared to 32.5% in the second quarter of 2006.

Gross profit was 9.4% higher in the first six months of 2007 compared to the first six months of 2006 due to favorable closeouts of projects during the period. Tite Liner®’s gross profit margin percentages were 42.4% and 32.0% in the first six months of 2007 and 2006, respectively. The higher gross profit margin in the second quarter of 2007 was due principally to improved margins worldwide resulting from the aforementioned project closeouts and improved operational efficiencies. Gross profit margins were also higher at 42.4% in the first six months of 2007 compared to 32.0% in the first six months of 2006.

Operating Expenses
Operating expenses were essentially unchanged in the second quarter of 2007 compared to the second quarter of 2006. As a percentage of revenue, operating expenses were 16.0% in the second quarter of 2007 compared to 11.8% in the second quarter of 2006. Operating expenses were higher as a percentage of revenue due to lower revenues in the second quarter of 2007 compared to the second quarter of 2006.

Operating expenses were essentially unchanged in the first six months of 2007 compared to the first six months of 2006. As a percentage of revenue, operating expenses were 14.8% in the first six months of 2007 compared to 12.3% in the first six months of 2006. Operating expenses were higher as a percentage of revenue due to lower revenues in the first six months of 2007 compared to the first six months of 2006. This also was impacted by increased expenses due primarily to additional staffing and additional corporate expenses to support anticipated growth in the Tite Liner® business.

Operating Income and Margin
Operating income was 6.6% lower in the second quarter of 2007 compared to the second quarter of 2006 despite the 26.4% decrease in revenues. Our slightly higher gross profit on stronger gross margins prevented a steeper decrease in operating income. Operating margin, which is operating income as a percentage of revenue, strengthened to 26.3% in the second quarter of 2007 compared to 20.7% in the second quarter of 2006.

Despite lower revenues through the first six months of 2007, operating income increased by 15.2% during the period compared to the first six months of 2006. Due to our strengthening gross profit margin, the operating margin likewise increased to 27.6% in the first six months of 2007 compared to 19.8% the first six months of 2006.

Interest and Other Income (Expense)

Interest Expense
Interest expense decreased $0.3 million and $0.6 million in the second quarter and first six months of 2007, respectively, primarily related to the payoff on our Senior Notes, Series A, in February 2007.

Interest Income
Interest income was $0.7 million and $1.7 million in the second quarter and first six months of 2007, respectively, compared to $1.3 million and $1.8 million in the second quarter and first six months of 2006, respectively. The fluctuations are driven by interest rates on deposits and adjustments to pre-judgment interest on an insurance claim receivable from our excess insurance coverage carrier in the first six months of 2007.

Other Income (Expense)
Other income (expense) was $0.1 million of expense and $0.7 million of income in the second quarter and first six months of 2007, respectively, compared to other income of $0.3 million and $0.4 million in the same periods in 2006. The primary components of other income in the second quarter of 2007 included gains of $1.1 million on the disposition of property and equipment, partially offset by losses in foreign currency related to transactions of $0.8 million. Likewise, gains of $1.6 million were recorded on dispositions of property and equipment in the first six months of 2007, partially offset by losses in foreign currency related transactions of $0.1 million.

Taxes on Income

Taxes on income decreased in the second quarter and first six months of 2007 compared to the same periods in 2006 due primarily to lower pre-tax income. Our effective tax rate was 27.8% and 30.5% in the second quarter and first six months of 2007, respectively, compared to 34.5% in both of the corresponding periods in 2006. The variances in the effective tax rates reflect differences in pre-tax income in various foreign tax jurisdictions with lower tax rates.

Equity in Earnings (Losses) of Affiliated Companies

In the second quarter of 2007, equity in earnings (losses) of affiliated companies was a loss of $14,000, compared to income of $0.3 million in the second quarter of 2006. For the first six months of 2007, equity in earnings (losses) of affiliated companies was a loss of $0.3 million, as compared to income of $0.3 million in the first six months of 2006. We have recently invested in start-up joint ventures in Hong Kong and Australia, and losses have been incurred in the early stages of start-up. In addition, earnings in our German joint venture in 2007 have been lower than in 2006, as market conditions in sewer rehabilitation have been weaker in recent months.

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

Backlog	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
(in millions)
Rehabilitation	$ 193.1	$ 187.2	$ 201.7	$ 201.2	$ 186.8
Tunneling	35.0	60.6	75.7	80.7	70.1
Tite Liner®	12.5	14.5	12.8	13.2	15.6
Total	$ 240.6	$ 262.3	$ 290.2	$ 295.1	$ 272.5

The dollar amount of the backlog is not necessarily indicative of future revenues relative to the performance of such work. Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

As a result of our decision to close the tunneling operation, discussed above, backlog in the tunneling segment will continue to decline throughout the remainder of 2007 as current projects are completed and new projects are not being bid. We currently anticipate that all projects will be completed by mid-2008, with the majority of the work to be completed in 2007.

Liquidity and Capital Resources

Cash and Equivalents

	June 30, 2007	December 31, 2006
	(in thousands)
Cash and cash equivalents	$ 73,836	$ 96,393
Cash restricted – in escrow	2,126	934

Restricted cash is cash held in escrow related to deposits made in lieu of retention on specific projects performed for municipalities and state agencies.

Sources and Uses of Cash
We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt servicing and investments. Our primary source of cash is operating activities. Besides operating activities, we occasionally borrow under our line of credit to fund operating activities, including working capital investments. Information regarding our cash flows for the six months ended June 30, 2007 and 2006 is further discussed below and is presented in our consolidated statements of cash flows contained in this report.

Cash Flows from Operations
Operating activities used $4.5 million in the first six months of 2007 compared to $18.2 million provided in the first six months of 2006. Changes in operating assets and liabilities used $8.4 million in the first six months of 2007 compared to $0.8 million in the same period last year. Compared to December 31, 2006, net accounts receivable at June 30, 2007, including retainage and costs and estimated earnings in excess of billings (unbilled receivables), decreased by $2.1 million, inventories increased by $1.4 million and accounts payable and accrued expenses decreased by $5.6 million. Depreciation was slightly lower in the first six months of 2007 compared to the first six months of 2006 as a result of a lower level of fixed assets in 2007 principally in the tunneling segment. During the first six months of 2007, pre-tax charges related to the tunneling closure were recorded totaling $16.8 million, of which $12.0 million was related to non-cash or accrued but unpaid impairment charges and expenses recorded during the quarter. See Note 6 to the consolidated financial statements contained in this report for a discussion of these charges.

Cash Flows from Investing Activities
In the first six months of 2007, cash used by investing activities included $10.2 million in capital expenditures partially offset by $1.3 million of proceeds received from the sale of fixed assets. Capital expenditures were primarily for equipment used for our steam-inversion process and replacement of older equipment, primarily in the United States. In addition, $2.6 million was invested in the remodeling of an existing facility to be our new corporate headquarters in Chesterfield, Missouri. In the first six months of 2006, $8.6 million was spent on capital expenditures, which primarily related to equipment used for our steam-inversion process.

Cash Flows from Financing Activities
In the first six months of 2007, cash used in financing activities primarily included our regularly scheduled Senior Note amortization payment of $15.7 million.

During the first six months of 2007, we repaid $1.2 million on notes payable as compared to $2.8 million in the first six months of 2006. During the first six months of 2007, we received $1.1 million from the exercise of stock options as compared to $3.8 million in the first six months of 2006.

In March 2007, we borrowed $5.0 million on our credit facility to fund U.S. operating activities. These amounts were repaid in April 2007. There were no outstanding borrowings on the credit facility at June 30, 2007 or 2006.

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

The following table provides a summary of our financial obligations and commercial commitments as of June 30, 2007 (in thousands). This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases.

Payments Due by Period

Cash Obligations(1)(2)(3)	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$ 65,001	1	-	-	-	-	$65,000
Interest on long-term debt	25,506	2,125	4,251	4,251	4,251	4,251	6,377
Operating leases	30,510	6,414	10,933	7,999	2,849	813	1,502
Total contractual cash obligations	$121,017	$8,540	$15,184	$12,250	$7,100	$5,064	$72,879

(1)	Cash obligations are not discounted. See Notes 9 and 10 to the consolidated financial statements contained in this report regarding commitments and contingencies and financings, respectively.
(2)	A resin supply contract with one of our vendors is excluded from this table. See “Commodity Risk” under Part I, Item 3 of this report for further discussion.
(3)
As of June 30, 2007, no amounts were borrowed on the $35.0 million credit facility. The available balance was $19.5 million, and the commitment fee was 0.175%. The remaining $15.5 million was used for non-interest bearing letters of credit, $14.5 million of which were collateral for insurance and $1.0 million for work performance.

Off-Balance Sheet Arrangements

We use various structures for the financing of operating equipment, including borrowing, operating and capital leases, and sale-leaseback arrangements. All debt, including the discounted value of future minimum lease payments under capital lease arrangements, is presented in the balance sheet. Our future commitments were $121.0 million at June 30, 2007. We also have exposure under performance guarantees by contractual joint ventures and indemnification of the surety. However, we have never experienced any material adverse effects to our consolidated financial position, results of operations or cash flows relative to these arrangements. All of our unconsolidated joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 9 to consolidated financial statements regarding commitments and contingencies.

New Accounting Pronouncements

For a discussion of new accounting pronouncements see Note 11 to the consolidated financial statements contained in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to the effect of interest rate changes and of foreign currency and commodity price fluctuations. We currently do not use derivative contracts to manage these risks.

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at June 30, 2007 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 10.0% change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt. The fair value of our long-term debt, including current maturities and the amount outstanding on the line of credit facility, approximated its carrying value at June 30, 2007.

Market risk was estimated to be $0.3 million as the potential increase in fair value resulting from a hypothetical 1.0% decrease in our debt specific borrowing rates at June 30, 2007.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliates operating solely outside of the United States, and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At June 30, 2007, a substantial portion of our cash and cash equivalents were denominated in foreign currencies, and a hypothetical 1.0% change in currency exchange rates could result in an approximate $0.6 million impact to our equity through accumulated other comprehensive income. We continue to evaluate the use of instruments, such as forward contracts, to hedge our foreign exchange exposure.

Commodity Risk

We have exposure to the effect of limitations on supply and changes in commodity pricing relative to a variety of raw materials that we purchase and use in our operating activities, most notably, resin, fuel, pipe, fiber and concrete. We manage this risk by entering into agreements with our suppliers, as well as purchasing in bulk, when possible. We also manage this risk by continuously updating our estimation systems for bidding contracts so that we are able to price our products and services appropriately to our customers. However, we face exposure on contracts in process that have already been priced and are not subject to any cost adjustments in the contract. This exposure is potentially more significant on our longer-term projects, particularly in the tunneling segment. We do not currently hold or issue derivative financial instruments for hedging purposes.

We entered into a resin supply contract effective March 29, 2005, for the purchase and sale of certain proprietary resins we use in our North American operations. The contract provides for the exclusive sale of our proprietary resins by the vendor to us or to third parties that we designate. Under the terms of the contract, in June 2007, we provided written notice to terminate the contract effective December 31, 2007. To diversify our supplier base, we have solicited proposals with respect to our proprietary resins and have pre-qualified multiple vendors who meet our product specifications.

Item 4. Controls and Procedures

Our Company’s management, under the supervision and with the participation of the chief executive officer (our principal executive officer) and controller (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007. Based upon and as of the date of this evaluation, the chief executive officer and controller have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the third quarter of 2002, an accident on an Insituform CIPP Process project in Des Moines, Iowa resulted in the death of two workers and the injury of five workers. We fully cooperated with Iowa’s state OSHA in the investigation of the accident. Iowa OSHA issued a Citation and Notification of Penalty in connection with the accident, including several willful citations. After numerous administrative and judicial proceedings and appeals, including appeals to the Iowa Supreme Court, on June 15, 2007, the Iowa District Court entered a final order in the amount of $733,750 against us. We paid the assessed penalties on June 27, 2007.

We are involved in certain other actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such other litigation will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2006, we have announced our decision to exit the tunneling business in an effort to improve our overall financial performance and to align better our operations with our long-term strategic initiatives. In connection with this decision, we intend to complete all of our current tunneling projects and to seek a buyer or buyers for the business or its related assets.

In our 2006 Annual Report, we had included as a risk factor in Part I, Item 1A that continued under-performance by our tunneling segment could result in goodwill and fixed asset impairment. As a result of the announced exit and disposal activities, on March 29, 2007 we announced that we anticipated incurring a pre-tax charge of up to approximately $21 million, of which approximately $8 million was expected to relate to cash charges relating to property, equipment and vehicle lease terminations and buyouts, employee termination benefits and retention incentives and other ancillary expenses, approximately $9 million was expected to relate to impairment of goodwill and other intangible assets, and approximately $4 million was expected to relate to impairment charges for fixed assets and equipment. As of the date of this report, the estimates have not changed.

Our above risk factor has materially changed in that the goodwill and fixed asset impairment has now been incurred. We believe that there are other risk factors associated with the exiting of the tunneling business, the completion of existing tunneling projects, the sale of the fixed assets used in the tunneling segment and the redeployment of the net proceeds resulting from the exiting of the tunneling business and the sale of the tunneling assets:

Our current estimates as to the aggregate fair market value of the fixed assets of the tunneling segment may not be accurate.

We have made an estimate as to the aggregate fair market value of the fixed assets of the tunneling business that could be realizable upon sale and compared this value to the book value of the assets on our consolidated balance sheet in order to determine the estimate of the impairment charge for the fixed assets. This estimate may not be accurate as to the net proceeds that we may actually obtain in a sale. If the net proceeds are less than our current estimate, we may incur further impairment charges related to the disposition of the fixed assets of the tunneling segment.

Our current estimates of the cash expenses required to exit the tunneling business may not be accurate.

We have made a current estimate of the cash charges that we anticipate incurring in connection with property, equipment and vehicle lease terminations and buyouts, employee termination benefits and retention incentives and other ancillary costs associated with the exiting of the tunneling business. This estimate may not be accurate as to the total costs that we may actually incur in the exiting of the tunneling segment. If the estimate is too low, we may incur further cash charges related to the exiting of the tunneling business.

Our current projections on the timing for completion of our existing tunneling projects may not be accurate.

We have made certain projections with respect to the timing for completion of our current tunneling projects. These projections may not be accurate as to the time that it will take for us to complete these tunneling projects. If some or all of the tunneling projects take longer than we have projected, these delays may increase costs and decrease the net profits we expect to realize on these projects, may lower the amounts realizable on the fixed assets used in the tunneling segment and may increase cash charges in the exiting of the tunneling business. This may, in turn, affect the amount of additional financial resources that we may redeploy into our rehabilitation and Tite Liner® segments, as well as the timing of the redeployment of these resources.

Item 4. Submission of Matters to a Vote of Security Holders

Information concerning this item was previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31,
2007, which information is incorporated herein by reference.

Item 5. Other Information

On July 25, 2007, our Board of Directors amended our Amended and Restated By-Laws (the “By-Laws”), by amending and restating Section 3.02 of Article III in its entirety to read as follows:

“The Board shall consist of no less than six (6) directors and no more than fifteen (15) directors. The exact number of directors within the minimum and maximum limitations specified in the preceding sentence shall be fixed from time to time pursuant to a resolution adopted by a majority of all directors then serving.

Each director of the Corporation shall hold office until such director’s successor shall have been duly elected and qualified, or until the director shall have resigned or been removed from office in the manner hereinafter provided under this Article III. Notwithstanding the foregoing, the term of office of each director shall expire at the next annual meeting of stockholders or special meeting of stockholders called for the election of all of the directors, unless such director is re-elected by the stockholders.”

A copy of our By-Laws, as amended through July 25, 2007, is attached hereto as Exhibit 3.3 and incorporated herein by reference.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITUFORM TECHNOLOGIES, INC.

July 31, 2007	/s/ David A. Martin
David A. Martin
Vice President and Controller
Principal Financial and Accounting Officer

INDEX TO EXHIBITS

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

3.1
Restated Certificate of Incorporation of the Company, as amended through April 27, 2005 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

3.2
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.3	Amended and Restated By-Laws of the Company, as amended through July 25, 2007, filed herewith.

31.1	Certification of Thomas S. Rooney, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Thomas S. Rooney, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.