Form 10-Q
period 2007-10-30
INSITUFORM TECHNOLOGIES INC
filed 2007-10-31
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________________

Commission File Number: 0-10786
Insituform Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware 13-3032158
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

17988 Edison Avenue, Chesterfield, Missouri 63005-1195
(Address of principal executive offices) (Zip Code)

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
Yes ☐ No ☑

There were 27,469,223 shares of common stock, $.01 par value per share, outstanding at October 26, 2007.

INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements:

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006	3

	Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 6.	Exhibits	30

SIGNATURE		31

INDEX TO EXHIBITS		32

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September,
	2007	2006	2007	2006

Revenues	$139,098	$144,076	$414,754	$441,841
Cost of revenues	112,766	112,436	337,958	347,475
Gross profit	26,332	31,640	76,796	94,366
Operating expenses	22,049	24,293	71,918	73,056
Costs of closure of tunneling business	940	-	17,783	-
Operating income (loss)	3,343	7,347	(12,905)	21,310
Other income (expense):
Interest expense	(1,332)	(1,716)	(4,140)	(5,142)
Interest income	689	762	2,348	2,542
Other	790	1,507	1,444	1,945
Total other income (expense)	147	553	(348)	(655)
Income (loss) before taxes on income (tax benefit)	3,490	7,900	(13,253)	20,655
Taxes on income (tax benefit)	(800)	2,402	(5,913)	6,802
Income (loss) before minority interests and equity in earnings (losses) of affiliated companies	4,290	5,498	(7,340)	13,853
Minority interests	(120)	(117)	(252)	(242)
Equity in earnings (losses) of affiliated companies	312	314	(8)	632
Net income (loss)	$4,482	$5,695	$(7,600)	$14,243

Earnings (loss) per share:
Basic	$0.16	$0.21	$(0.28)	$0.53
Diluted	0.16	0.21	(0.28)	0.52

See accompanying notes to consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	September 30, 2007	December 31, 2006

Assets
Current Assets
Cash and cash equivalents	$78,012	$96,393
Restricted cash	2,369	934
Receivables, net	90,629	90,678
Retainage	34,938	37,193
Costs and estimated earnings in excess of billings	52,399	41,512
Inventories	18,582	17,665
Prepaid expenses and other assets	37,151	25,989
Total current assets	314,080	310,364
Property, plant and equipment, less accumulated depreciation	90,667	90,453
Other assets
Goodwill	122,622	131,540
Other assets	22,766	17,712
Total other assets	145,388	149,252

Total Assets	$550,135	$550,069

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt and notes payable	$6,818	$16,814
Accounts payable and accrued expenses	111,024	107,320
Billings in excess of costs and estimated earnings	11,412	12,371
Total current liabilities	129,254	136,505
Long-term debt, less current maturities	65,000	65,046
Other liabilities	8,069	7,726
Total liabilities	202,323	209,277
Minority interests	2,497	2,181

Stockholders’ equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	-	-
Common stock, $.01 par – shares authorized 60,000,000; shares issued 27,397,973 and 29,597,044; shares outstanding 27,397,973 and 27,239,580	274	296
Additional paid-in capital	103,913	149,802
Retained earnings	228,834	236,763
Treasury stock – at cost, 0 and 2,357,464 shares	-	(51,596)
Accumulated other comprehensive income	12,294	3,346
Total Stockholders’ Equity	345,315	338,611

Total Liabilities and Stockholders’ Equity	$550,135	$550,069

See accompanying notes to consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(7,600)	$14,243
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation	13,321	14,962
Amortization	332	943
Deferred income taxes	(6,928)	(1,876)
Equity-based compensation expense	3,005	3,677
Non-cash charges associated with closure of tunneling business	11,955	-
Other	(2,269)	(1,517)
Change in restricted cash related to operating activities	(1,404)	298
Changes in operating assets and liabilities:
Receivables net, retainage and costs and estimated earnings in excess of billings	(3,504)	(17,466)
Inventories	(371)	(965)
Prepaid expenses and other assets	(10,157)	(2,683)
Accounts payable and accrued expenses	(2,235)	9,808
Net cash (used in) provided by operating activities	(5,855)	19,424

Cash flows from investing activities:
Capital expenditures	(18,997)	(14,087)
Proceeds from sale of fixed assets	4,542	3,938
Liquidation of life insurance cash surrender value	-	1,423
Net cash used in investing activities	(14,455)	(8,726)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,496	3,920
Additional tax benefit from stock option exercises recorded in additional paid-in capital	148	751
Proceeds from notes payable	2,648	2,795
Principal payments on notes payable	(1,921)	(3,501)
Proceeds on line of credit	22,500	-
Payments on line of credit	(17,500)	-
Principal payments on long-term debt	(15,768)	(15,732)
Deferred financing charges paid	-	(106)
Net cash used in financing activities	(7,397)	(11,873)

Effects of exchange rate changes on cash	9,326	(769)
Net decrease in cash and cash equivalents for the period	(18,381)	(1,944)
Cash and cash equivalents, beginning of period	96,393	77,069
Cash and cash equivalents, end of period	$78,012	$75,125

See accompanying notes to consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007

1.	GENERAL

The accompanying unaudited consolidated financial statements of Insituform Technologies, Inc. and its subsidiaries (“Insituform” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2006 Annual Report on Form 10-K.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	EQUITY-BASED COMPENSATION

At September 30, 2007, the Company had two active equity-based compensation plans under which equity-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. There were 2.2 million shares authorized for issuance under these plans. At September 30, 2007, approximately 1.8 million shares remained available for future issuance under these plans.

Restricted Stock Shares

Restricted shares of the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company subject to a three-year service restriction, and may not be sold or transferred during the restricted period. Restricted stock compensation is recorded based on the fair value of the restricted stock shares on the award date, which is equal to the Company’s stock price, and charged to expense ratably through the restriction period. Forfeitures of unvested restricted stock cause the reversal of all previous expense recorded as a reduction of current period expense. In the first nine months of 2007, no restricted shares were granted. The following table summarizes information about restricted stock activity during the nine months ended September 30, 2007:

		Weighted Average
		Award Date
	Shares	Fair Value
Outstanding at December 31, 2006	131,500	$17.73
Awarded	–	–
Vested	(56,924)	17.80
Forfeited	(13,776)	18.32
Outstanding at September 30, 2007	60,800	$17.16

Expense associated with awards of restricted stock shares is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Restricted stock share expense	$135	$193	$519	$601
Forfeitures	–	–	–	(15)
Restricted stock share expense, net	135	193	519	586
Tax benefit	(53)	(75)	(202)	(228)
Net expense	$82	$118	$317	$358

Unrecognized pre-tax expense of $0.4 million related to restricted stock share awards is expected to be recognized over the weighted average remaining service period of 1.0 years for awards outstanding at September 30, 2007.

Restricted Stock Units

In 2007, restricted stock units were awarded to executive officers and certain key employees of the Company. The restricted stock units generally will vest fully on the third anniversary date of the award if the recipient’s employment with the Company has not terminated on or prior to that date. The restricted stock unit awards for executive officers also are subject to the Company’s achievement of a pre-established net income target during the performance period beginning on January 1, 2007 and ending on December 31, 2007 for the annual awards of restricted stock units and other defined 12-month periods for the interim awards. Restricted stock unit compensation is recorded based on the fair value of the restricted stock units on the award date, which is equal to the Company’s stock price, and charged to expense ratably through the restriction period. Forfeitures of unvested restricted stock units cause the reversal of all previous expense recorded as a reduction of current period expense. The following table summarizes information about restricted stock unit activity during the nine months ended September 30, 2007:

		Weighted
		Average
	Restricted	Award Date
	Stock Units	Fair Value
Outstanding at December 31, 2006	–	$–
Awarded	61,831	23.85
Shares distributed	–	–
Forfeited	(17,404)	25.60
Outstanding at September 30, 2007	44,427	$23.17

Expense associated with awards of restricted stock units is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Restricted stock unit expense	$88	$–	$305	$–
Forfeitures	(99)	–	(99)	–
Restricted stock unit expense, net	(11)	–	206	–
Tax expense (benefit)	4	–	(80)	–
Net expense	$(7)	$–	$126	$–

Unrecognized pre-tax expense of $0.8 million related to restricted stock unit awards is expected to be recognized over the weighted average remaining service period of 2.4 years for awards outstanding at September 30, 2007.

Deferred Stock Units

Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded according to this vesting schedule.

The following table summarizes information about deferred stock unit activity during the nine months ended September 30, 2007:

		Weighted
		Average
	Deferred	Award Date
	Stock Units	Fair Value
Outstanding at December 31, 2006	93,807	$18.53
Awarded	61,291	18.48
Shares distributed	–	–
Outstanding at September 30, 2007	155,098	$18.51

Deferred stock units awarded and the associated expense for the three and nine month periods ended September 30, 2007 and 2006 are presented in the table below (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Deferred stock unit expense	$–	$–	$608	$603
Tax benefit	–	–	(236)	(234)
Net expense	$–	$–	$372	$369

Stock Options

Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant. A summary of option activity for the first nine months of 2007 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs)	Value
Outstanding at December 31, 2006	1,298,392	$19.85
Granted	410,012	23.94
Exercised	(158,393)	14.25
Forfeited/Expired	(295,374)	21.44
Outstanding at September 30, 2007	1,254,637	$21.49	4.1	$ 263,857
Exercisable at September 30, 2007	901,960	$21.46	3.4	$ 244,659

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
Range of	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Term (Yrs)	Price	Value	Exercisable	Price	Value
$4.00 - $10.00	1,400	0.1	$8.75	$9,072	1,400	$8.75	$9,072
$10.01 - $20.00	606,140	3.6	16.50	254,785	431,372	16.11	235,587
$20.01 and above	647,097	4.6	26.19	–	469,188	26.42	–
Total Outstanding	1,254,637	4.1	$21.49	$263,857	901,960	$21.46	$244,659

The intrinsic values above are based on the Company’s closing stock price of $15.23 on September 28, 2007. The weighted average grant-date fair value of options granted during the first nine months of 2007 was $10.30. There were 410,012 and 324,000 stock options granted in the first nine months of 2007 and 2006, respectively. In the first nine months of 2007, the Company collected $2.5 million for option exercises that had a total intrinsic value of $0.7 million. In the first nine months of 2006, the Company collected $3.9 million for option exercises that had a total intrinsic value of $2.2 million. In the first nine months of 2007 and 2006, the Company recorded a tax benefit from stock option exercises of $0.1 million and $0.8 million, respectively, in additional paid-in capital on the consolidated balance sheets and as cash flows from financing activities on the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006. In the first nine months of 2007 and 2006, the Company recorded pre-tax expense of $1.7 million ($1.0 million after-tax) and $2.2 million ($1.3 million after-tax), respectively, related to stock option awards. Unrecognized pre-tax expense of $1.6 million related to stock options is expected to be recognized over the weighted average remaining service period of 1.9 years for awards outstanding at September 30, 2007.

Beginning in 2007, the Company changed from using the Black-Scholes option-pricing model to the binomial option-pricing model for valuation purposes to more accurately reflect the features of stock options granted. The fair value of stock options awarded during the first nine months of 2007 and 2006 was estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option award’s expected term.

	For the Nine Months Ended September 30,
	2007		2006
		Weighted		Weighted
	Range	Average	Range	Average
Volatility	44.9%–46.4%	45.0%	41.7%–45.5%	41.8%
Expected term (years)	4.5 – 4.8	4.6	4.8	4.8
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free rate	4.4%–4.6%	4.4%	4.3%–5.0%	4.3%

3.  DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations. The Company’s currency forward contracts as of September 30, 2007, relate only to Canadian Dollar exchange rates. At September 30, 2007, a deferred loss of $0.1 million related to these hedges was recorded in accounts payable and accrued expenses and other comprehensive income on the consolidated balance sheet. All hedges were effective, and therefore, no gain or loss was recorded in earnings.

The following table summarizes the Company’s derivative instrument activity at September 30, 2007:

Weighted
Average
		Remaining	Average
	Notional	Maturity	Exchange
	Amount	in Months	Rate
Canadian Dollar	15,000,000	6.0	1.002

Subsequent to September 30, 2007, we entered into similar forward contracts to fix exchange rates for net investments of foreign operations. The contracts included hedges with notional amounts of $5.0 million Canadian dollars, €5.0 million and £5.0 million, all with settlement dates of April 30, 2008.

4.    COMPREHENSIVE INCOME

For the three months ended September 30, 2007 and 2006, comprehensive income was $7.8 million and $3.5 million, respectively. For the nine months ended September 30, 2007 and 2006, comprehensive income was $1.4 million and $14.9 million, respectively. The Company’s adjustment to net income (loss) to calculate comprehensive income was $3.4 million and $(2.2) million for the three months ended September 30, 2007 and 2006, respectively, and $9.0 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively, and consisted primarily of cumulative foreign currency translation adjustments.

5.    SHARE INFORMATION

Earnings (loss) per share have been calculated using the following share information:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average number of common shares used for basic EPS	27,316,092	27,091,398	27,284,067	27,024,019
Effect of dilutive stock options and restricted stock	203,506	332,254	–	442,564
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	27,519,598	27,423,652	27,284,067	27,466,583

The effect of stock options, restricted stock, restricted stock units and deferred stock units of 322,331 was not considered in the calculation of loss per share in the nine-month period ended September 30, 2007 as the effect would have been anti-dilutive.

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

6.     INCOME TAXES

On January 1, 2007, the Company adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN No. 48”), issued by the Financial Accounting Standards Board (“FASB”). FIN No. 48 prescribes a more-likely-than-not threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure of uncertain tax positions in financial statements.

Upon the adoption of FIN No. 48, the Company increased its liability for unrecognized tax benefits by $2.8 million of which $0.3 million was recorded as a reduction of the beginning balance of retained earnings. At September 30, 2007, the expiration of certain statutes of limitations resulted in the recognition of uncertain tax positions in the amount of $0.4 million. The balance of unrecognized tax benefits was $3.5 million at September 30, 2007 of which $1.4 million would affect the effective tax rate if recognized.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the tax provision. Upon adoption of FIN No. 48, the Company accrued $0.6 million for interest. In addition, during the first nine months of 2007, approximately $0.2 million was accrued for interest.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will change within twelve months of the date of adoption. The Company has certain tax return years subject to statutes of limitation that will expire within twelve months of the date of adoption. Unless challenged by tax authorities, the expiration of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of approximately $0.4 million.

The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company’s tax years for 1999 through 2006 are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 1999.

7.   CLOSURE OF TUNNELING BUSINESS

On March 29, 2007, the Company announced plans to exit its tunneling business in an effort to align better its operations with its long-term strategic initiatives. The tunneling business is reported as a separate segment for financial reporting purposes. See Note 8 for further information regarding segment reporting.

The Company currently expects that it will complete all but two of its outstanding tunneling projects by the end of 2007 and will be completely out of the tunneling business by mid-2008. The Company ceased bidding new contracts concurrent with the announcement. The Company’s overall disposal strategy involves the sale or completion of all on-going tunneling projects. The Company expects the on-site work related to existing jobs to be substantially completed within the next six months and is seeking to sell in one or more transactions the assets of the business. However, there can be no assurances that a suitable buyer or buyers will be identified. The Company has scheduled equipment auctions through the second quarter of 2008. The Company has negotiated a minimum guaranteed purchase price with the auctioneer that is in excess of the book value of the assets to be auctioned and has received a $5.0 million advance on the assets to be auctioned.

As a result of the exit and disposal activities relating to the closure of its tunneling business, the Company currently anticipates that it will incur pre-tax charges of approximately $20.0 million, of which approximately $7.0 million relate to cash charges (approximately $4.0 million relating to property, equipment and vehicle lease terminations and buyouts; approximately $2.3 million relating to employee termination benefits and retention incentives; and approximately $0.7 million of other ancillary expenses).

During the first nine months of 2007, the Company recorded a total of $5.8 million (pre-tax) related to these activities, including expense for $3.9 million (pre-tax) associated with lease terminations and buyouts, $1.8 million (pre-tax) for employee termination benefits and retention incentives and $0.1 million related to debt financing fees paid on March 28, 2007 in connection with certain amendments to the Company’s Senior Notes and credit facility relating to the closure of the tunneling operation.

The Company also incurred impairment charges for goodwill and other intangible assets of $9.0 million in the first quarter of 2007. These impairment charges occurred as a result of a thorough review of the fair value of assets and future cash flows to be generated by the business. This review concluded that insufficient fair value existed to support the value of the goodwill and other intangible assets recorded on the balance sheet.

In addition, the Company announced that it would incur impairment charges of up to $4.0 million for equipment and other assets. In the first nine months of 2007, the Company recorded charges totaling $3.0 million (pre-tax). These charges relate to assets that, at the date of the announcement, were not being utilized in the business. The impairment was calculated by subtracting current book values from estimated fair values of each of the idle assets. Fair values were determined using data from recent sales of similar assets and other market information. The Company believes the fair value of the remaining fixed assets exceeded the carrying value as of September 30, 2007. A portion of these assets are currently being utilized on existing projects.

Each of the above charges has been recorded in the consolidated statements of operations as “Costs of closure of tunneling business” as a component of operating income.

8.   SEGMENT REPORTING

The Company has three principal operating segments: rehabilitation; tunneling; and Tite Liner, the Company’s corrosion and abrasion segment. The segments were determined based upon the types of products and services sold by each segment and each is regularly reviewed and evaluated separately.

The following disaggregated financial results have been prepared using a management approach that is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. The Company evaluates performance based on stand-alone operating income (loss).

Financial information by segment was as follows (in thousands):

	Three Months Ended September 30, 2007 2006			Nine Months Ended September 30, 2007 2006

Revenues:
Rehabilitation	$115,093		$118,269	$332,695		$355,147
Tunneling	13,458		16,002	49,163		49,843
Tite Liner	10,547		9,805	32,896		36,851
Total revenues	$139,098		$144,076	$414,754		$441,841

Gross profit:
Rehabilitation	$22,129		$28,927	$61,082		$83,435
Tunneling	692		(868)	2,724		(1,318)
Tite Liner	3,511		3,581	12,990		12,249
Total gross profit	$26,332		$31,640	$76,796		$94,366

Operating income (loss):
Rehabilitation	$2,815		$8,225	$(801)		$21,962
Tunneling	(1,288	)(1)	(2,963)	(20,081	)(1)	(8,087)
Tite Liner	1,816		2,085	7,977		7,435
Total operating income (loss)	$3,343		$7,347	$(12,905)		$21,310

__________

(1)	Includes $0.9 million and $17.8 million of charges associated with the closure of the tunneling business for the three and nine months ended September 30, 2007, respectively.

The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands):

	Three Months Ended September 30, 2007 2006			Nine Months Ended September 30, 2007 2006

Revenues:
United States	$97,496		$108,738	$299,002		$337,953
Canada	11,916		11,989	35,905		31,730
Europe	25,549		21,206	69,599		59,978
Other foreign	4,137		2,143	10,248		12,180
Total revenues	$139,098		$144,076	$414,754		$441,841

Gross profit:
United States	$14,813		$20,562	$45,850		$64,431
Canada	3,741		4,279	11,862		11,226
Europe	6,478		6,081	15,549		15,473
Other foreign	1,300		718	3,535		3,236
Total gross profit	$26,332		$31,640	$76,796		$94,366

Operating income (loss):
United States	$(910	)(1)	$2,804	$(21,419	)(1)	$10,803
Canada	2,441		2,742	6,708		6,876
Europe	1,330		1,299	88		1,524
Other foreign	482		502	1,718		2,107
Total operating income (loss)	$3,343	(1)	$7,347	$(12,905	)(1)	$21,310
__________

(1)	Includes $0.9 million and $17.8 million of charges associated with the closure of the tunneling business for the three and nine months ended September 30, 2007, respectively.

9.      ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets include license agreements, customer relationships, patents and trademarks, and non-compete agreements. Intangible assets at September 30, 2007 and December 31, 2006 were as follows (in thousands):
As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
License agreements	$3,894	$(1,925)	$1,969
Customer relationships	1,797	(481)	1,316
Patents and trademarks	17,383	(13,532)	3,851
Non-compete agreements	317	(317)	–
Total	$23,391	$(16,255)	$7,136

As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
License agreements	$3,894	$(1,813)	$2,081
Customer relationships	1,797	(391)	1,406
Patents and trademarks	16,048	(13,283)	2,765
Non-compete agreements	3,252	(3,056)	196
Total	$24,991	$(18,543)	$6,448

Amortization expense for the nine months ended September 30, 2007 and 2006 and estimated amortization expense for the next five years were as follows (in thousands):

	2007	2006
Aggregate amortization expense
Three months ended September 30	$68	$311
Nine months ended September 30	332	943

Estimated amortization expense:
For year ending December 31, 2007	533
For year ending December 31, 2008	803
For year ending December 31, 2009	803
For year ending December 31, 2010	803
For year ending December 31, 2011	803

10.    COMMITMENTS AND CONTINGENCIES

Litigation

In December 2003, Environmental Infrastructure Group, L.P. (“EIG”) filed suit in the District Court of Harris County, Texas, against several defendants, including Kinsel Industries, Inc. (“Kinsel”), a wholly-owned subsidiary of the Company, seeking unspecified damages. The suit alleges, among other things, that Kinsel failed to pay EIG monies due under a subcontractor agreement. In February 2004, Kinsel filed an answer, generally denying all claims, and also filed a counter-claim against EIG based upon EIG’s failure to perform work required of it under the subcontract. In June 2004, EIG amended its complaint to add the Company as an additional defendant and included a claim for lost opportunity damages. In December 2004, the Company and Kinsel filed third-party petitions against the City of Pasadena, Texas, and Greystar-EIG, LP, Grey General Partner, LLC and Environmental Infrastructure Management, LLC (collectively, the “Greystar Entities”). EIG also amended its petition to add a fraud claim against Kinsel and the Company and also requested exemplary damages. The original petition filed by EIG against Kinsel seeks damages for funds that EIG claims should have been paid to EIG on a wastewater treatment plant built for the City of Pasadena. Kinsel’s third-party petition against the City of Pasadena seeks approximately $1.4 million in damages to the extent EIG’s claims against Kinsel have merit and were appropriately requested. The third-party petition against the Greystar Entities seeks damages based upon fraudulent conveyance, alter ego and single business enterprise (the Greystar Entities are the successors-in-interest to all or substantially all of the assets of EIG, now believed to be defunct). Following the filing of the third-party petitions, the City of Pasadena filed a motion to dismiss based upon lack of jurisdiction claiming the City is protected by sovereign immunity. The trial court denied the City’s motion and the suit was stayed pending appeal of the City’s motion to the Court of Appeals in Corpus Christi, Texas. On March 16, 2006, the Texas Court of Appeals affirmed the trial court’s denial of the City’s motion. The City appealed the matter to the Texas Supreme Court. Recently, the Texas Supreme Court reversed and remanded the case back to the District Court to consider the City’s plea to jurisdiction in light of a recently enacted Texas statute that waives government immunity. The Company believes that the factual allegations and legal claims made against it and Kinsel are without merit and intends to vigorously defend them.

In 1990, the Company initiated proceedings against Cat Contracting, Inc., Michigan Sewer Construction Company, Inc. and Inliner U.S.A., Inc. (subsequently renamed FirstLiner USA, Inc.), along with another party, alleging infringement of certain in-liner Company patents. In August 1999, the United States District Court in Houston, Texas found that one of the Company’s patents was willfully infringed and awarded $9.5 million in damages. After subsequent appeals, the finding of infringement has been affirmed, but the award of damages and finding of willfulness was subject to rehearing. The Company believed that it had a strong position in upholding the original damage award and, after investigation, concluded that the defendants had a viable source to collect all or a portion of the award if confirmed. On the basis of these determinations, the Company decided to aggressively pursue the rehearing on damages. The damages hearing was completed in the third quarter of 2006. On September 26, 2007, the Court issued its opinion wherein the Court found that the defendants did not willfully infringe and denied the Company’s request for attorneys’ fees.  The Court asked for a recalculation of damages including prejudgment interest, which the Company submitted using the same methodology as prior calculations adopted by the Court.  The damages submitted were approximately $13.8 million against FirstLiner, CAT Contracting and Giulio Catallo, and $3.7 million against Michigan Sewer. The Company expects the Court to enter final judgment shortly. At September 30, 2007, the Company had not recorded any receivable related to this matter.

On June 3, 2005, the Company filed a lawsuit in the United States District Court in Memphis, Tennessee against Per Aarsleff A/S, a publicly-traded Danish company, and certain of its subsidiaries and affiliates. Since approximately 1980, Per Aarsleff and its subsidiaries held licenses for the Insituform® CIPP process in various countries in Northern and Eastern Europe, Taiwan, Russia and South Africa. Per Aarsleff also is a 50% partner in the Company’s German joint venture and a 25% partner in the Company’s manufacturing company in Great Britain. The Company’s lawsuit seeks, among other things, monetary damages in an unspecified amount for the breach by Per Aarsleff of its license and implied license agreements with the Company and for royalties owed by Per Aarsleff under the license and implied license agreements. On May 12, 2006, the Company amended its lawsuit in Tennessee to (i) seek damages based upon Per Aarsleff’s use of Company trade secrets in connection with the operation of its Danish manufacturing facility and (ii) seek an injunction against Per Aarsleff’s continued operation of its manufacturing facility. Per Aarsleff filed its Answer and Affirmative Defenses to the Company’s Amended Complaint on May 25, 2006. On October 25, 2006, Per Aarsleff filed a two-count counterclaim against the Company seeking to recover royalties payments paid to the Company. On December 29, 2006, the Company and Per Aarsleff’s 50%-owned Taiwanese subsidiary (“PIEC”) settled their respective claims against each other in exchange for PIEC paying the Company $375,000, which amount was paid on December 29, 2006 (settlement of Taiwanese claims only, remainder of lawsuit continues). Based upon the results of audits performed by the Company at Per Aarsleff’s facilities in Denmark, Finland, Sweden and Poland, on May 25, 2007 the Company, with leave granted by the Court, amended its lawsuit in Tennessee to allege that Per Aarsleff committed fraud in its underreporting as well as misreporting of installation contract revenues for the years 1999 – 2004. As a result of the addition of the fraud claims, the Company also is now seeking punitive damages in addition to actual damages. At September 30, 2007, excluding the effects of the claims specified in the lawsuit, Per Aarsleff owed the Company approximately $0.5 million related to royalties due under the various license and implied license agreements (over and above the Taiwanese settlement amount and the amounts allegedly underreported or misreported by Per Aarsleff) based upon royalty reports prepared and submitted by Per Aarsleff. The Company believes that these receivables are fully collectible at this time. At September 30, 2007, the Company had not recorded any receivable related to this lawsuit.

Boston Installation

In August 2003, the Company began a CIPP process installation in Boston. The $1.0 million project required the Company to line 5,400 feet of a 109-year-old, 36- to 41-inch diameter unusually shaped, hand-laid rough brick pipe. Many aspects of this project were atypical of the Company’s normal CIPP process installations. Following installation, the owner rejected approximately 4,500 feet of the liner and all proposed repair methods. All rejected liner was removed and re-installed, and the Company recorded a loss of $5.1 million on this project in the year ended December 31, 2003. During the first quarter of 2005, the Company, in accordance with its agreement with the client, inspected the lines. During the course of such inspection, it was determined that the segment of the liner that was not removed and re-installed in early 2004 was in need of replacement in the same fashion as all of the other segments replaced in 2004. The Company completed its assessment of the necessary remediation and related costs and began work with respect to such segment late in the second quarter of 2005. The Company’s remediation work with respect to this segment was completed during the third quarter of 2005. The Company incurred costs of $2.3 million with respect to the 2005 remediation work.

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

In March 2004, the Company filed a lawsuit in United States District Court in Boston, Massachusetts against its excess insurance carrier for such carrier’s failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage. In March 2005, the Court granted the Company’s partial motion for summary judgment, concluding that the Company’s policy with its excess insurance carrier followed form to the Company’s primary insurance carrier’s policy. On May 25, 2006, the Court entered an order denying a motion for reconsideration previously filed by the excess insurance carrier, thereby reaffirming its earlier opinion. In September 2006, the Company filed a motion for summary judgment as to the issue of whether the primary insurance carrier’s policy provided coverage for the underlying claim and as to the issue of damages. The excess insurance carrier also filed a motion for summary judgment as to the issue of primary coverage. On September 28, 2007, the Court entered an order that granted the Company’s motion for summary judgment as to liability and denied the excess insurance carrier’s motion.  The Court found that the excess carrier’s policy followed form to the primary policy and that the claim was covered under both policies.  However, the Court found that there were factual questions as to the amount of the Company’s claim.  The Court has set a status conference for November 19, 2007.

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

The total claim receivable was $7.4 million at September 30, 2007 and is composed of documented remediation costs and pre-judgment interest as outlined in the table below:

	Documented Remediation Costs	Pre-Judgment Interest	Total
	(in thousands)
Claim recorded June 30, 2005	$5,872	$275	$6,147
Interest recorded July through December 31, 2005	–	165	165
Additional documented remediation costs recorded in the second quarter of 2006	526	–	526
Adjustment based on current developments(1)	(343)	–	(343)
Interest recorded in 2006 and 2007	–	866	866
Claim receivable balance, September 30, 2007	$6,055	$1,306	$7,361
    __________

(1)	During the second quarter of 2007, the claim was adjusted down by $0.3 million as a result of current developments in the matter. Interest was adjusted accordingly.

Department of Justice Investigation

The Company has incurred costs in responding to two United States government subpoenas relating to the investigation of alleged public corruption and bid rigging in the Birmingham, Alabama metropolitan area during the period from 1997 to 2003. The Company has produced hundreds of thousands of documents in an effort to comply fully with these subpoenas, which the Company believes were issued to most, if not all, sewer repair contractors and engineering firms that had public sewer projects in the Birmingham area. Indictments of public officials, contractors, engineers and contracting and engineering companies were announced in February, July and August of 2005, including the indictment of a former joint venture partner of the Company. A number of those indicted, including the Company’s former joint venture partner and its principals, have been convicted or pled guilty and have now been sentenced and fined. The Company has been advised by the government that it is not considered a target of the investigations at this time. The investigations are ongoing and the Company may have to continue to incur substantial costs in complying with its obligations in connection with the investigations. The Company has been fully cooperative throughout the investigations.

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

The Company also has many contracts that require the Company to indemnify the other party against loss from claims of patent or trademark infringement. The Company also indemnifies its surety against losses from third-party claims of subcontractors. The Company has not experienced material losses under these provisions and, while there can be no assurances, currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at September 30, 2007 on its consolidated balance sheet.

11.   LONG-TERM DEBT

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

At September 30, 2007, the Company had $5.0 million of outstanding borrowings on the credit facility. This amount was subsequently repaid in October 2007. There were no borrowings on the credit facility at September 30, 2006.

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

In February 2007, the Company made the final scheduled payment of $15.7 million on its Senior Notes, Series A, due February 14, 2007.

At September 30, 2007, the Company was in compliance with all debt covenants. The Company cannot be certain at this time that it will remain in compliance with all required financial ratios at December 31, 2007. The Company is currently evaluating the required financial ratios against its forecasted results for the fourth quarter and is considering possible alternatives to implement if the Company believes that it may violate certain of the ratios. Among the possible alternatives are prepaying the Senior Notes, Series 2003-A using the Company’s existing cash balances and existing or new lines of credit or renegotiating new covenants with its noteholders.

Under the terms of the Senior Notes, Series 2003-A, prepayment could cause the Company to incur a “make-whole” payment to the holder of the notes. Renegotiation of new covenants has typically required the payment of fees to the noteholders.

12.  NEW ACCOUNTING PRONOUNCEMENTS

 In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 – Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2008.

In February 2007, the FASB issued SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 will be effective for the Company beginning January 1, 2008. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2008.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (see Note 1 to Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q).

We believe that certain accounting policies have the potential to have a more significant impact on our consolidated financial statements, either because of the significance of the consolidated financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting policies can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2006.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q that represent the Company’s beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to the Company and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on February 23, 2007, and in our subsequent Quarterly Reports on Form 10-Q, including this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by the Company from time to time in its periodic filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by the Company in this Form 10-Q are qualified by these cautionary statements.

Executive Summary

Insituform Technologies, Inc. is a worldwide company specializing in trenchless technologies to rehabilitate, replace, maintain and install underground pipes. We have three principal operating segments: rehabilitation, tunneling, and Tite Liner. These segments have been determined based on the types of products sold, and each is reviewed and evaluated separately. While we use a variety of trenchless technologies, the Insituform® cured-in-place-pipe (“CIPP”) process contributed 78.0% of our revenues in the first nine months of 2007 and 72.0% of our revenues in the first nine months of 2006.

Revenues are generated principally in the United States, Canada, the Netherlands, the United Kingdom, France, Switzerland, Chile, Spain, Mexico, Poland, Belgium and Romania and include product sales and royalties from our joint ventures in Europe and Asia, and our unaffiliated licensees and sub-licensees throughout the world. The United States remains our single largest market, representing approximately 72.1% of total revenue in the first nine months of 2007 and 76.5% of total revenue in the first nine months of 2006. There are initiatives underway to reduce further our reliance on the market in the United States beyond the 4.4 percentage point reduction realized in the first nine months of 2007 as compared to the prior year period. See Note 8 to the consolidated financial statements contained in this report for additional segment and geographic information and disclosures.

Results of Operations– Three and Nine Months Ended September 30, 2007 and 2006

Key financial data for each of the segments and periods presented is as follows (dollars in thousands):

Three Months Ended September 30, 2007

Segment	Revenues	Gross Profit	Gross Profit Margin	Operating Expenses(1)	Operating Income (Loss)(1)	Operating Income (Loss) Margin
Rehabilitation	$115,093	$22,129	19.2%	$19,314	$2,815	2.4%
Tunneling	13,458	692	5.1	1,980	(1,288)	-9.6
Tite Liner	10,547	3,511	33.3	1,695	1,816	17.2
Total	$139,098	$26,332	18.9%	$22,989	$3,343	2.4%

Three Months Ended September 30, 2006

Segment	Revenues	Gross Profit (Loss)	Gross Profit (Loss) Margin	Operating Expenses	Operating Income (Loss)	Operating Income (Loss) Margin
Rehabilitation	$118,269	$28,927	24.5%	$20,702	$8,225	7.0%
Tunneling	16,002	(868)	-5.4	2,095	(2,963)	-18.5
Tite Liner	9,805	3,581	36.5	1,496	2,085	21.3
Total	$144,076	$31,640	22.0%	$24,293	$7,347	5.1%

Nine Months Ended September 30, 2007

Segment	Revenues	Gross Profit	Gross Profit Margin	Operating Expenses(1)	Operating Income (Loss)(1)	Operating Income (Loss) Margin
Rehabilitation	$332,695	$61,082	18.4%	$61,883	$(801)	-0.2%
Tunneling	49,163	2,724	5.5	22,805	(20,081)	-40.8
Tite Liner	32,896	12,990	39.5	5,013	7,977	24.2
Total	$414,754	$76,796	18.5%	$89,701	$(12,905)	-3.1%

Nine Months Ended September 30, 2006

Segment	Revenues	Gross Profit (Loss)	Gross Profit (Loss) Margin	Operating Expenses	Operating Income (Loss)	Operating Income (Loss) Margin
Rehabilitation	$355,147	$83,435	23.5%	$61,473	$21,962	6.2%
Tunneling	49,843	(1,318)	-2.6	6,769	(8,087)	-16.2
Tite Liner	36,851	12,249	33.2	4,814	7,435	20.2
Total	$441,841	$94,366	21.4%	$73,056	$21,310	4.8%
       _____________

(1)
Consolidated and tunneling operating expenses include $0.9 million and $17.8 million of charges associated with the closure of the tunneling business for the three and nine months ended September 30, 2007, respectively.

The following table summarizes the increases (decreases) in key financial data for the three and nine months ended September 30, 2007 as compared with the same periods in 2006 (dollars in thousands):
	Three Months Ended September 30, 2007 vs. 2006		Nine Months Ended September 30, 2007 vs. 2006
	Total Increase (Decrease)	Percentage Increase (Decrease)	Total Increase (Decrease)	Percentage Increase (Decrease)
Consolidated
Revenues	$(4,978)	(3.5)%	$(27,087)	(6.1)%
Gross profit	(5,308)	(16.8)	(17,570)	(18.6)
Operating expenses	(2,244)	(9.2)	(1,138)	(1.6)
Costs of closure of tunneling business	940	n/a	17,783	n/a
Operating income	(4,004)	(54.4)	(34,215)	(160.6)

Rehabilitation
Revenues	(3,176)	(2.7)	(22,452)	(6.3)
Gross profit	(6,798)	(23.5)	(22,353)	(26.8)
Operating expenses	(1,388)	(6.7)	410	0.7
Operating income	(5,410)	(65.8)	(22,763)	(103.6)

Tunneling
Revenues	(2,544)	(15.9)	(680)	(1.4)
Gross profit	1,560	179.7	4,042	306.7
Operating expenses	(1,055)	(50.4)	(1,747)	(25.8)
Costs of closure of tunneling business	940	n/a	17,783	n/a
Operating income	1,675	56.5	(11,994)	(148.3)

Tite Liner
Revenues	742	7.6	(3,955)	(10.7)
Gross profit	(70)	(2.0)	741	6.0
Operating expenses	199	13.3	199	4.1
Operating income	(269)	(12.9)	542	7.3

Interest Expense and Taxes
Interest expense	(384)	(22.4)	(1,002)	(19.5)
Taxes on income	(3,202)	(133.3)	(12,715)	(186.9)

Overview

Consolidated net income was $1.2 million lower in the third quarter of 2007 than in the third quarter of 2006, and $21.8 million lower in the first nine months of 2007 than in the first nine months of 2006. During the first nine months of 2007, charges of $17.8 million (pre-tax) related to the tunneling closure were recorded. Total operating loss for the tunneling segment was $20.1 million in the first nine months of 2007. The decision to close this business, and the impact of the related charges, are more fully described in Note 7 to the consolidated financial statements contained herein.

Aside from the tunneling closure charges, the decrease in consolidated net income for the first nine months of 2007 was principally due to lower revenues in the rehabilitation segment, coupled with weaker gross profit margins in our rehabilitation business primarily caused by weakness in the U.S. sewer rehabilitation market. This weakness resulted in shortfalls in backlog available for our crews, and in the compression of margins due to increased competitive pricing pressure. There were also several regions of our U.S. sewer rehabilitation operations that experienced project performance issues stemming from delays and other unforeseen issues. The decrease in consolidated net income, however, was partially offset by a decrease in operating expenses for the first nine months of 2007. Controlled corporate and operational spending, changes to our accrual for our annual incentive plan based on current projections and the reversal of $1.0 million of expense related to unvested restricted stock and stock options in connection with the resignation of our former chief executive officer, partially offset by the expense of $1.0 million pursuant to a severance agreement in connection with his resignation, were the primary factors in this decrease.

Rehabilitation Segment

Revenues
Revenues decreased by 2.7% in the rehabilitation segment in the third quarter of 2007 to $115.1 million from $118.3 million in the third quarter of 2006 primarily due to continuing weak market conditions in the United States as described below. Additionally, in recent quarters, there has been a larger percentage of smaller-diameter installation projects in the U.S. marketplace which are typically less profitable than larger-diameter installation projects. These trends have contributed to lower revenues. Revenues were 8.4% lower in North America (U.S. and Canada) in the third quarter of 2007 compared to the third quarter of 2006. Rehabilitation contract backlog increased 7.8% from June 30, 2007 to September 30, 2007 and was 3.5% higher at September 30, 2007 than at the same point last year.

Revenues decreased by 6.3% in the rehabilitation segment in the first nine months of 2007 compared to the first nine months of 2006 primarily due to the drivers discussed above. Revenues were 11.0% lower in North America in the first nine months of 2007 compared to the first nine months of 2006.

As previously announced, based on our internal market analysis and various market surveys, the U.S. sewer rehabilitation market has been flat to declining in the last year. Current projections for 2008 indicate spending growth in this market could be down 8.0% to 10.0%. These market conditions could persist for the foreseeable future. However, we believe we are prepared to respond appropriately to these conditions. We previously announced that we are taking several actions to restore profitability and to stimulate growth going forward, including the expansion of sewer rehabilitation work outside of the United States, acceleration of the growth of our Insituform Blue division by investing further in product development, adding project support and business development personnel to pursue worldwide opportunities and proactively looking for ways to stimulate increased spending among our customers. In the meantime, to ensure that we continue to maintain the productivity gains that we experienced in 2006, we have reduced the level of U.S. sewer rehabilitation crew resources to better reflect current demand. We are also redirecting certain resources to international operations, the Insituform Blue division and other significant growth segments.

Gross Profit and Margin
Rehabilitation gross profit decreased by 23.5% in the third quarter of 2007 compared to the third quarter of 2006 primarily due to the lower revenues described above. The weak market conditions in U.S. sewer rehabilitation also have resulted in heightened competitive pricing pressure. This compression, coupled with poor project performance in several regions in the U.S. and a higher percentage of lower margin subcontract work, has contributed to lower gross margins. The gross profit margin percentage decreased by 5.3 margin points to 19.2% in the third quarter of 2007 from 24.5% in the third quarter of 2006.

Rehabilitation gross profit decreased by 26.8% in the first nine months of 2007 compared to the same period in 2006, principally due to the factors described above.

Operating Expenses
Operating expenses decreased 6.7% in the third quarter of 2007 compared to the third quarter of 2006 primarily due to more effective cost management in response to weaker revenues and changes to our incentive programs. Operating expenses, as a percentage of revenue, were 16.8% in the third quarter of 2007 compared to 17.5% in the third quarter of 2006.

Operating expenses increased 0.7% in the first nine months of 2007 compared to the first nine months of 2006. We incurred higher expenses largely related to our increased focus on our Insituform Blue division, heightened business development efforts in international markets and increased investments in marketing and technology development. In the second quarter of 2007, we received $0.7 million in a legal recovery, which was recorded as a credit to operating expenses. Operating expenses, as a percentage of revenue, were 18.6% in the first nine months of 2007 compared to 17.3% in the first nine months of 2006.

Operating Income and Margin
Lower revenues and gross profit, partially offset by lower operating expenses, combined to cause operating income to decrease by $5.4 million in the third quarter of 2007 compared to the third quarter of 2006. Rehabilitation operating margin, which is operating income as a percentage of revenue, declined to 2.5% in the third quarter of 2007 compared to 7.0% in the third quarter of 2006.

The factors described above caused an operating loss for the first nine months of 2007, which represented a 103.6% decrease in operating results as compared to the corresponding period in 2006. The operating margin decreased to (0.2)% in the first nine months of 2007, compared to 6.2% in the first nine months of 2006.

Insituform Blue Division

During 2006, we launched a new potable water infrastructure division with the name Insituform Blue™. Under the “Insituform Blue™” trademark, we operate with a variety of technologies geared to the global drinking water market. In the first nine months of 2007, our Insituform Blue division did not have a material effect on our consolidated results of operations. We do not expect the Insituform Blue division to generate operating profits in the next 12 months as we are growing this business.

Tunneling Segment

Revenues
Tunneling revenues were 15.9% lower in the third quarter of 2007 compared to the third quarter of 2006 as the number of ongoing projects decreased year over year. Backlog has declined significantly over the past quarters as we progress towards the closure of the tunneling operation. Backlog at September 30, 2007 was $21.9 million versus $35.0 million and $75.7 million at June 30, 2007 and December 31, 2006, respectively.

For the first nine months of 2007, tunneling revenues decreased by 1.4% over the same period in the prior year as a result of less active project work in the third quarter. In the current period, there were many projects winding down and in the later stages of completion. We currently anticipate all tunneling projects will be completed by mid-year 2008, with the vast majority of the work to be completed in 2007.

Gross Profit and Margin
Tunneling gross profit was $0.7 million in the third quarter of 2007 compared to a gross loss of $0.9 million in the third quarter of 2006. The gross profit in the third quarter of 2007 was primarily due to lower underutilized equipment costs, as we recorded impairment charges in the first quarter of 2007 related to fixed assets and equipment operating leases. As a result, there were lower depreciation and lease expenses incurred in the third quarter of 2007.

Tunneling gross profit was $2.7 million in the first nine months of 2007 compared to a gross loss of $1.3 million in the first nine months of 2006 primarily due to the reasons mentioned above, coupled with some project execution issues which occurred in the prior year.

Operating Expenses
Operating expenses, excluding tunneling closure charges, decreased by 50.4% in the third quarter of 2007 and by 25.8% in the first nine months of 2007, each compared to the same periods in 2006. Operating expenses were lower in the third quarter and first nine months of 2007 due to continued reductions in administrative staffing and related costs as a result of the closure of the business. Operating expenses as a percentage of revenue, excluding tunneling closure charges, were 7.7% and 10.2% in the third quarter and first nine months of 2007, respectively, compared to 13.1% and 13.6% in the same periods of 2006, respectively.

Tunneling Closure Charges
In the first nine months of 2007, we recorded $17.8 million (pre-tax) of charges associated with the closure of the tunneling business, which closure was announced on March 29, 2007. See Note 7 to the consolidated financial statements contained in this report for a discussion regarding these charges.

Operating Loss and Margin
Tunneling operating loss decreased by $1.7 million to $1.3 million in the third quarter of 2007 compared to the third quarter of 2006 due to continued reductions in administrative staffing and related costs. Tunneling’s operating margin was (9.6)% in the third quarter of 2007 compared to (18.5)% in the third quarter of 2006.

Tunneling operating loss increased $12.0 million in the first nine months of 2007 compared to the first nine months of 2006 due primarily to the charges recorded in the first nine months of 2007 related to the closure of the tunneling business. Pre-tax tunneling closure charges were $17.8 million during the first nine months of 2007. Tunneling’s operating loss without these charges was $2.3 million during the same period, or $5.8 million less than the loss in the prior year period, as projects were more profitable in 2007 and operating expenses were lower.

A tabular presentation of the costs of closure and the effect on the tunneling segment’s operating loss are set forth below (in thousands):
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Operating loss	$(1,288)	$(2,963)	$(20,081)	$(8,087)
Costs of closure of tunneling business	940	–	17,783	–
Operating loss excluding closure costs	$(348)	$(2,963)	$(2,298)	$(8,087)

Tite Liner Segment

Revenues
Revenues for the Tite Liner segment increased by 7.6% in the third quarter of 2007 compared to the third quarter of 2006 due primarily to strong performance in the U.S. and South America. Tite Liner revenues from U.S. and South American operations were $1.0 million and $0.8 million, respectively, higher during the third quarter of 2007 compared to the third quarter of 2006. This was partially offset by a decrease in revenue in Canada of $1.4 million in the third quarter of 2007 compared to the third quarter of 2006.

The Tite Liner segment revenues were $4.0 million, or 10.7%, lower in the first nine months of 2007 compared to the same period last year primarily due to lower levels of work in South America and Canada.

Gross Profit and Margin
Despite an increase in third quarter 2007 revenues, gross profit was essentially flat in the third quarter of 2007 compared to the third quarter of 2006 due to weaker gross profit margins from the U.S. and South American operations. Gross profit margins were 33.3% in the third quarter of 2007 compared to 36.5% in the third quarter of 2006.

Gross profit was 6.0% higher in the first nine months of 2007 at $13.0 million compared to $12.2 million in the first nine months of 2006, due to favorable closeouts of projects during the period. The Tite Liner’s segment gross profit margin percentages were 39.5% and 33.2% in the first nine months of 2007 and 2006, respectively. The higher gross profit margin in the first nine months of 2007 was principally due to improved margins worldwide resulting from the aforementioned project closeouts and improved operational efficiencies.

Operating Expenses
Operating expenses increased $0.2 million in the third quarter of 2007 compared to the third quarter of 2006. As a percentage of revenue, operating expenses were 16.1% in the third quarter of 2007 compared to 15.3% in the third quarter of 2006. Operating expenses were higher as a percentage of revenue in the third quarter of 2007 compared to the third quarter of 2006 primarily due to additional staffing and corporate expenses to support anticipated growth in the Tite Liner segment.

Operating expenses were essentially unchanged in the first nine months of 2007 compared to the first nine months of 2006. As a percentage of revenue, operating expenses were 15.2% in the first nine months of 2007 compared to 13.1% in the first nine months of 2006. Operating expenses were higher as a percentage of revenue due to lower revenues in the first nine months of 2007 compared to the first nine months of 2006. This also was impacted by the growth initiatives mentioned above.

Operating Income and Margin
Operating income was 12.9% lower in the third quarter of 2007 compared to the third quarter of 2006, despite the 7.6% increase in revenues. Our slightly lower gross profit on weaker gross margins led to the decrease in operating income. Operating margin, which is operating income as a percentage of revenue, decreased to 17.2% in the third quarter of 2007 compared to 21.3% in the third quarter of 2006.

Despite lower revenues through the first nine months of 2007, operating income increased by 7.3% during the period compared to the first nine months of 2006. Due to our strengthening gross profit margin during the period, the operating margin likewise increased to 24.2% in the first nine months of 2007 compared to 20.2% the first nine months of 2006.

Interest and Other Income (Expense)

Interest Expense
Interest expense decreased $0.4 million and $1.0 million in the third quarter and first nine months of 2007, respectively, compared to the prior year periods, primarily related to the payoff on our Senior Notes, Series A, in February 2007.

Interest Income
Interest income was $0.7 million and $2.3 million in the third quarter and first nine months of 2007, respectively, compared to $0.8 million and $2.5 million in the third quarter and first nine months of 2006, respectively. Compared to the prior-year periods, the fluctuations were driven by interest rates on deposits and downward adjustments to pre-judgment interest on an insurance claim receivable from our excess insurance coverage carrier in the first nine months of 2007.

Other Income
Other income was $0.8 million and $1.4 million in the third quarter and first nine months of 2007, respectively, compared to $1.5 million and $1.9 million in the same periods in 2006. The primary component of other income in the third quarter of 2007 included gains of $0.7 million on the disposition of property and equipment. Likewise, gains of $1.7 million were recorded on dispositions of property and equipment in the first nine months of 2007.

Taxes on Income (Tax Benefits)

Taxes on income decreased by $3.2 million (to a benefit of $0.8 million) and $12.7 million (to a benefit of $5.9 million) in the third quarter and first nine months of 2007, respectively, compared to the same periods in 2006, due primarily to lower pre-tax income. We had a negative effective tax rate of (22.8)% in the third quarter of 2007 as compared to 30.4% in the prior year period. The negative effective tax rate primarily resulted from the adjustment of certain tax reserves in the amount of $0.6 million and the expiration of certain statutes of limitations resulting in the recognition of uncertain tax positions in the amount of $0.4 million. Our effective tax rate was 44.6% in the first nine months of 2007, compared to 32.9% in the corresponding period in 2006 reflecting differences in pre-tax income in various foreign tax jurisdictions with lower tax rates.

Equity in Earnings (Losses) of Affiliated Companies

Equity in earnings (losses) of affiliated companies in the third quarter of 2007 and 2006 was income of $0.3 million for each period. For the first nine months of 2007, equity in earnings (losses) of affiliated companies was a loss of $8,000, as compared to income of $0.6 million in the first nine months of 2006. We have recently invested in start-up joint ventures in Hong Kong and Australia, and losses have been incurred in the early stages of start-up. In addition, earnings in our German joint venture in 2007 have been lower than in 2006, as market conditions in sewer rehabilitation have been weaker in recent months.

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
Backlog	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
(in millions)
Rehabilitation	$208.3	$193.1	$187.2	$201.7	$201.2
Tunneling	21.9	35.0	60.6	75.7	80.7
Tite Liner	16.3	12.5	14.5	12.8	13.2
Total	$246.5	$240.6	$262.3	$290.2	$295.1

The dollar amount of the backlog is not necessarily indicative of future revenues relative to the performance of such work. Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

As a result of our decision to close the tunneling operation, backlog in the tunneling segment will continue to decline throughout the remainder of 2007 as current projects are completed and new projects are not being bid. We currently anticipate that all tunneling projects will be completed by mid-2008, with the majority of the work to be completed in 2007.

Liquidity and Capital Resources

Cash and Equivalents
	September 30, 2007	December 31, 2006
	(in thousands)
Cash and cash equivalents	$78,012	$96,393
Restricted cash	2,369	934

Restricted cash is cash held in escrow related to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments in Europe.

Sources and Uses of Cash
We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt servicing and investments. Our primary source of cash is operating activities. Besides operating activities, we occasionally borrow under our line of credit to fund operating activities, including working capital investments. Information regarding our cash flows for the nine months ended September 30, 2007 and 2006 is further discussed below and is presented in our consolidated statements of cash flows contained in this report.

Cash Flows from Operations
Operating activities used $5.9 million in the first nine months of 2007 compared to $19.4 million provided in the first nine months of 2006. We incurred a $7.6 million net loss in the first nine months of 2007 compared to net income of $14.2 million in the prior year period. Changes in operating assets and liabilities used $16.0 million in the first nine months of 2007 compared to $11.3 million in the same period last year. Compared to December 31, 2006, net accounts receivable at September 30, 2007, including retainage and costs and estimated earnings in excess of billings (unbilled receivables), increased by $3.5 million, prepaid expenses and other assets increased by $10.2 million and accounts payable and accrued expenses increased by $2.0 million. Depreciation was slightly lower in the first nine months of 2007 compared to the first nine months of 2006 as a result of a lower level of fixed assets in 2007, principally in the tunneling segment. During the first nine months of 2007, pre-tax charges related to the tunneling closure were recorded totaling $17.8 million, of which $12.0 million was related to non-cash or accrued but unpaid impairment charges and expenses recorded during the period. See Note 7 to the consolidated financial statements contained in this report for a discussion of these charges.

Cash Flows from Investing Activities
In the first nine months of 2007, cash used by investing activities included $19.0 million in capital expenditures, partially offset by $4.5 million of proceeds received from the sale of fixed assets. Capital expenditures were primarily for equipment used for our steam-inversion process and replacement of older equipment, primarily in the United States. In addition, $6.2 million was spent on lease buyouts of leased tunnel boring machines, which are being set aside for sale, and $2.8 million was invested in the remodeling of an existing facility to be our new corporate headquarters in Chesterfield, Missouri. In the first nine months of 2006, $14.1 million was spent on capital expenditures primarily related to equipment used for our steam-inversion process.

Cash Flows from Financing Activities
In the first nine months of 2007, cash used in financing activities primarily included our regularly scheduled amortization payment of $15.7 million on our Senior Notes, Series A. Offsetting this was net cash provided by notes payable and borrowings on our credit facility of $0.7 million and $5.0 million, respectively. Net cash of $0.7 was provided via notes payable borrowings in the first nine months of 2006. Outstanding borrowings of $5.0 million on our credit facility at September 30, 2007 were used to fund U.S. operating activities. These amounts were repaid in October 2007. There were no outstanding borrowings on the credit facility at September 30, 2006.

Long-Term Debt

Our total indebtedness as of September 30, 2007 consisted of our $65.0 million Senior Notes, Series 2003-A, due April 24, 2013, and $5.0 million of outstanding borrowings on our credit facility as mentioned above. At December 31, 2006, our total indebtedness consisted of our $65.0 million Senior Notes, Series 2003-A, due April 24, 2013, $15.7 million remaining on our Senior Notes, Series A, and $1.2 million of other notes related to the financing of certain insurance premiums. The Senior Notes, Series A and the other notes were paid off during the first nine months of 2007.

As of September 30, 2007, we were in compliance with all of our debt covenants. However, we cannot be certain at this time that we will remain in compliance with all required financial ratios at December 31, 2007. We are currently evaluating the required financial ratios against our forecasted results for the fourth quarter and are considering possible alternatives to implement if we believe that we may violate certain of the ratios. Among the possible alternatives are prepaying the Senior Notes, Series 2003-A using our existing cash balances and existing or new lines of credit or renegotiating new covenants with our noteholders.

Under the terms of our Senior Notes, Series 2003-A, prepayment could cause us to incur a “make-whole” payment to the holder of the notes. Renegotiation of new covenants has typically required the payment of fees to the noteholders.

We believe we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets for the next twelve months.

Disclosure of Contractual Obligations and Commercial Commitments

We have entered into various contractual obligations and commitments in the course of our ongoing operations and financing strategies. Contractual obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities or from commercial arrangements that are directly supported by related revenue-producing activities. Commercial commitments represent contingent obligations, which become payable only if certain pre-defined events were to occur, such as funding financial guarantees. See Note 10 to the consolidated financial statements contained in this report for further discussion regarding our commitments and contingencies.

The following table provides a summary of our contractual obligations and commercial commitments as of September 30, 2007 (in thousands). This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases.

Payments Due by Period
Cash Obligations(1)(2)(3)	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$65,000	$-	$-	$-	$-	$-	$65,000
Interest on long-term debt	24,443	1,062	4,251	4,251	4,251	4,251	6,377
Operating leases	24,944	2,962	9,748	5,714	3,156	1,859	1,505
Total contractual cash obligations	$114,387	$4,024	$13,999	$9,965	$7,407	$6,110	$72,882

(1)	Cash obligations are not discounted. See Notes 10 and 11 to the consolidated financial statements contained in this report regarding commitments and contingencies and financings, respectively.
(2)	Resin supply contracts are excluded from this table. See “Commodity Risk” under Part I, Item 3 of this report for further discussion.
(3)
As of September 30, 2007, we had $5.0 million of outstanding borrowings on the $35.0 million credit facility. The available balance was $14.5 million, and the commitment fee was 0.175%. The remaining $15.5 million was used for non-interest bearing letters of credit, $14.5 million of which were collateral for insurance and $1.0 million for work performance.

Off-Balance Sheet Arrangements

We use various structures for the financing of operating equipment, including borrowing, operating and capital leases, and sale-leaseback arrangements. All debt is presented in the balance sheet. Our future commitments were $114.4 million at September 30, 2007. We also have exposure under performance guarantees by contractual joint ventures and indemnification of the surety. However, we have never experienced any material adverse effects to our consolidated financial position, results of operations or cash flows relative to these arrangements. All of our unconsolidated joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 10 to consolidated financial statements contained in this report regarding commitments and contingencies.

Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation prescribes a more-likely-than-not threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure of uncertain tax positions in financial statements.

We adopted the provisions of FIN No. 48 on January 1, 2007 and, as a result, increased our liability for unrecognized tax benefits by $2.8 million of which $0.3 million was recorded as a reduction of the beginning balance of retained earnings. At September 30, 2007, the expiration of certain statutes of limitations resulted in the recognition of uncertain tax positions in the amount of $0.4 million. The balance of unrecognized tax benefits was $3.5 million at September 30, 2007 of which $1.4 million would affect the effective tax rate if recognized.

We recognize interest and penalties accrued related to unrecognized tax benefits in the tax provision. Upon adoption of FIN No. 48, we accrued $0.6 million for interest. In addition, during the first nine months of 2007, approximately $0.2 million was accrued for interest.

We believe that it is reasonably possible that the total amount of unrecognized tax benefits will change within twelve months of the date of adoption. We have certain tax return years subject to statutes of limitation that will expire within twelve months of the date of adoption. Unless challenged by tax authorities, the expiration of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of approximately $0.4 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to the effect of interest rate changes and of foreign currency and commodity price fluctuations. We currently do not use derivative contracts to manage interest rate and commodity risks. From time to time, we may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations to hedge our foreign exchange risk.

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at September 30, 2007 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 1.0% change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt. The fair value of our long-term debt, including current maturities and the amount of outstanding borrowings on the line of credit facility, approximated its carrying value at September 30, 2007. Market risk was estimated to be $0.3 million as the potential increase in fair value resulting from a hypothetical 1.0% decrease in our debt specific borrowing rates at September 30, 2007.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliates operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At September 30, 2007, a substantial portion of our cash and cash equivalents were denominated in foreign currencies, and a hypothetical 1.0% change in currency exchange rates could result in an approximate $0.5 million impact to our equity through accumulated other comprehensive income.

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At September 30, 2007 there were foreign currency hedge instruments outstanding with a notional amount of $15.0 million Canadian dollars related to our net investment in our Canadian operations. See Note 3 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

We entered into a resin supply contract effective March 29, 2005, for the purchase and sale of certain proprietary resins we use in our North American operations. The contract provides for the exclusive sale of our proprietary resins by the vendor to us or to third parties that we designate. Under the terms of the contract, in June 2007, we provided written notice to terminate the contract effective December 31, 2007. To diversify our supplier base, we have solicited proposals from resin suppliers and have qualified a number of vendors in North America that can and are currently delivering proprietary resins that meet our specifications.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our interim Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007. Based upon and as of the date of this evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in certain legal actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such litigation will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2006, we announced our decision to exit the tunneling business. We included certain risk factors specific to this action in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. In the third quarter, our former Chief Executive Officer resigned. We believe that there are certain risks associated with the loss of such an officer, and we have revised our risk factors as set forth below.

Our success and growth strategy depends on our senior management and our ability to attract and retain qualified personnel.

We depend on our senior management for the success and future growth of the operations and revenues of our Company, and the loss of any member of our senior management could have an adverse impact on our operations. Such a transition may be a distraction to senior management as we search for a qualified replacement, could result in significant recruiting, relocation, training and other costs and could cause operational inefficiencies as a replacement becomes familiar with our business and operations. Recently, our former Chief Executive Officer resigned, and the Chairman of our Board of Directors, Alfred L. Woods, assumed the role of Interim Chief Executive Officer. While we are actively searching for a qualified replacement, there can be no assurance that a new Chief Executive Officer will be successful in integrating with our other members of senior management or executing our existing growth strategy.

In addition, we use a multi-level sales force structured around target markets and key accounts, focusing on engineers, consultants, administrators, technical staff and elected officials to market our products and services; we are dependent on our personnel to continue to develop improvements to our proprietary processes, including materials used and the methods of manufacturing and installation; and we require quality field personnel to effectively and profitably perform our work. Our success in attracting and retaining qualified personnel is dependent on the resources available in individual geographic areas and the impact on the labor supply of general economic conditions, as well as our ability to provide a competitive compensation package and work environment. Our failure to attract, train, integrate and retain qualified personnel could have a significant effect on our financial condition and results of operations.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    INSITUFORM TECHNOLOGIES, INC.

/s/ David A. Martin
David A. Martin Vice President and Chief Financial Officer (Principal Financial Officer)
October 31, 2007

INDEX TO EXHIBITS

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

31.1	Certification of Alfred L. Woods pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Alfred L. Woods pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.