Form 10-K
INSITUFORM TECHNOLOGIES INC
filed 2008-03-10
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    _____________    to        _____________

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                                                                           Name of each exchange on which registered
Class A Common Shares, $.01 par value                                                             The Nasdaq Global Select Market
Preferred Stock Purchase Rights                                                                          The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:          None

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
Large accelerated ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2007: $592,919,397

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Class A common shares, $.01 par value, as of March 1, 2008: 27,470,623 shares

DOCUMENTS INCORPORATED BY REFERENCE

As provided herein, portions of the documents below are incorporated by reference:

Document                                                                                                                                         Part – Form 10-K
Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders                                     Part III

Note About Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in this Annual Report on Form 10-K that represent the Company’s beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to the Company and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of this Annual Report on Form 10-K for the year ended December 31, 2007. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by the Company from time to time in its periodic filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by the Company in this Annual Report on Form 10-K are qualified by these cautionary statements.

PART I

Item 1.  Business.

Overview

Insituform Technologies, Inc. is a leading worldwide provider of proprietary technologies and services for rehabilitating sewer, water and other underground piping systems without digging or disruption. While we use a variety of trenchless technologies, the Insituform® cured-in-place pipe (“CIPP”) process contributed 79.8%, 80.9% and 79.4% of our revenues in 2007, 2006 and 2005, respectively.

Revenues are generated by our Company and our subsidiaries operating principally in the United States, Canada, The Netherlands, the United Kingdom, France, Switzerland, Chile, Spain, Poland, Mexico, Belgium and Romania, and include product sales and royalties from our joint ventures in Europe, Asia and Australia and unaffiliated licensees and sub-licensees throughout the world. The United States remains our single largest market, representing 66.4%, 71.9% and 72.6% of total revenues in 2007, 2006 and 2005, respectively.

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

On March 29, 2007, we announced plans to exit our tunneling business in an effort to align better our operations with our long-term strategic initiatives. We have classified the results of operations of our tunneling business as discontinued operations for all periods presented. At December 31, 2007, substantially all existing tunneling business activity has been completed.

As used in this Annual Report on Form 10-K, the terms “Company” and “Insituform Technologies” refer to Insituform Technologies, Inc. and, unless the context otherwise requires, its direct and indirect wholly-owned subsidiaries.

Available Information

Our website is www.insituform.com. We make available on this website under “Investors – SEC,” free of charge, our proxy statements used in conjunction with stockholder meetings, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and Section 16 beneficial ownership reports (as well as any amendments to those reports) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and senior financial employees, our Code of Conduct applicable to all of our officers, directors and employees, our Corporate Governance Guidelines and our Board committee charters are available, free of charge, on our website under “Investors – Corporate Governance.” In addition, paper copies of these documents will be furnished to any stockholder, upon request, free of charge.

Technologies

Pipeline System Rehabilitation

The Insituform® CIPP Process for the rehabilitation of sewers, pipelines and other conduits utilizes a custom-manufactured tube, or liner, made of a synthetic fiber. After the tube is saturated (impregnated) with a thermosetting resin mixture, it is installed in the host pipe by various processes, and the resin is then hardened, usually by heating it using various means, including steam, forming a new rigid pipe within a pipe.

The iPlus™ Infusion™ Process is a trenchless method used for the rehabilitation of small-diameter sewer pipelines, whereby a felt liner is continuously impregnated with liquid, thermosetting resin through a proprietary process. The liner is then pulled into the host pipe, inflated with air and cured with steam.

The iPlus™ Composite Process is a trenchless method used for the rehabilitation of large-diameter sewer pipelines, where the felt liner is reinforced with carbon or glass fiber, impregnated with liquid, thermosetting resin, inverted into place and cured with hot water or steam.

The PolyFlex™ and PolyFold™ Processes are methods of rehabilitating transmission and distribution water mains using high-density polyethylene liners. Inserted into a new or existing pipeline by our proprietary installation processes, the liners are continuous and installed tightly against the inner wall of the host pipe, thereby isolating the flow stream from the host pipe wall and eliminating internal corrosion.

The Thermopipe™  Lining System is a polyester-reinforced polyethylene lining system for the rehabilitation of distribution water mains. The factory-folded “C” shape liner is winched into the host pipe from a reel and reverted with air and steam. Once inflated and heated, the liner forms a close-fit within the host pipe, creating a jointless, leak-free lining system.

The iTAP™ Process is a robotic method for reinstating potable water service connections from inside a water main. Traditionally, service connections are restored by excavating each service connection when a water distribution main is renewed with a trenchless process. iTAP™ provides a non-disruptive, mechanical seal solution for pipes relined with the Thermopipe™ lining system.

The Insituform® RPP™ Process is a trenchless technology used for the rehabilitation of forced sewer mains and industrial pressure pipelines. The felt tube is reinforced with glass and impregnated with liquid, thermosetting resin, after which it is inverted with water and cured with hot water to form a structural, jointless pipe within the host pipe.

The Insituform® PPL® Process is an ANSI/NSF 61 certified trenchless technology used for the rehabilitation of drinking water and industrial pressure pipelines. A glass-reinforced liner is impregnated with an epoxy resin, inverted with water and cured with hot water to form a jointless pipe lining within the host pipe.

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

See “Patents” below for information concerning these technologies.

Tite Liner® Process

Our Tite Liner® process is a method of lining new and existing pipe with a corrosion and abrasion resistant high-density polyethylene pipe.

Safetyliner™ Liner is a grooved HDPE liner that is installed in an industrial pipeline using the Tite Liner® process. The Safetyliner™ liner is normally used in natural gas or CO2 pipelines to allow release of gas that permeates the HDPE liner. If gas is allowed to build in the annular space under normal operating conditions, the line can be susceptible to collapse with sudden changes in operating pressures. The Safetyliner™ liner also has been used in pipelines as a leak detection system and for dual containment in mine water pipelines.

Operations

Most of our installation operations are project-oriented contracts for municipal entities. These contracts are usually obtained through competitive bidding or negotiations and require performance at a fixed price. The profitability of these contracts depends heavily upon the competitive bidding environment, our ability to estimate costs accurately and our ability to effectively manage and execute project performance. Project estimates may prove to be inaccurate due to unforeseen conditions or events. A substantial portion of the work on any given project may be subcontracted to third parties at a significantly lower profitability level to us than work directly performed by us. Also, proper trenchless installation requires expertise that is acquired on the job and through training. Therefore, we provide ongoing training and appropriate equipment to our field installation crews.

 The overall profitability of our installation operations is influenced not only by the profitability of specific project contracts, but also by the volume and timing of projects so that the installation operations are able to operate at, or near, capacity.

We are required to carry insurance and provide bonding in connection with certain installation projects and, accordingly, maintain comprehensive insurance policies, including workers’ compensation, general and automobile liability and property coverage. We believe that we presently maintain adequate insurance coverage for all installation activities. We have also arranged bonding capacity for bid, performance and payment bonds. Typically, the cost of a performance bond is less than 1% of the contract value. We are required to indemnify the surety companies against losses from third-party claims of customers and subcontractors. The indemnification obligations are collateralized by unperfected liens on our assets and the assets of those subsidiaries that are parties to the applicable indemnification agreement.

We generally invoice our customers as work is completed. Under ordinary circumstances, collection from municipalities is made within 60 to 90 days of billing. In most cases, 5% to 15% of the contract value is withheld by the owner pending satisfactory completion of the project.

We have two principal operating segments: rehabilitation and Tite Liner. These segments have been determined primarily based on the types of products sold and services performed by each segment, and each is regularly reviewed and evaluated separately.

Rehabilitation Operations

Our rehabilitation activities are conducted principally through installation and other construction operations performed directly by us or our subsidiaries. In certain geographic regions, we have granted licenses to unaffiliated companies. As described under “Ownership Interests in Operating Licensees and Project Joint Ventures” below, we also have entered into contractual joint ventures from time to time to capitalize on our trenchless rehabilitation processes. Under these contractual joint venture relationships, work is bid by the joint venture entity and subcontracted to the joint venture partners or to third parties. The joint venture partners are primarily responsible for their subcontracted work, but both joint venture partners are liable to the customer for all of the work. Revenue and associated costs are recorded using percentage-of-completion accounting for our subcontracted portion of the total contract only.

Our principal rehabilitation activities are conducted in North America directly by us or through our wholly-owned subsidiaries.

North American rehabilitation operations, including research and development, engineering, training and financial support systems, are headquartered in Chesterfield, Missouri. During 2007, tube manufacturing and processing facilities for North America were maintained in eight locations, geographically dispersed throughout the United States and Canada.

Outside North America, we conduct Insituform® CIPP process rehabilitation operations in the United Kingdom, France, The Netherlands, Spain, Portugal, Switzerland, Belgium, Poland and Romania through our wholly-owned subsidiaries and in Hong Kong, Australia, India, Germany, Austria, Czech Republic, Slovakia, Hungary and Ireland through joint venture relationships.

We utilize multifunctional robotic devices, developed by a French subsidiary of our Company, in connection with the inspection and repair of pipelines. We also maintain a manufacturing facility in Wellingborough, England to support our European operations, which are are headquartered in Paris, France.

In addition to sewer rehabilitation, we restore potable water pipes through our Insituform Blue™ operations started in 2006. Under the Insituform Blue™ brand, we restore water pipes using our Thermopipe™, PolyFlex™ and PolyFold™ lining systems throughout North America, the United Kingdom and Hong Kong through our existing operations. In addition, after restoring water pipes, we reinstate water service connections from inside the main using the iTAP™ process, our robotic method that avoids digging and disruption.

Tite Liner® Operations

Tite Liner® process operations are conducted in the United States through our United Pipeline Systems division. Worldwide Tite Liner® process operations are headquartered in Durango, Colorado. Outside the United States, Tite Liner® process installation activities are conducted through our wholly-owned subsidiaries in Chile and Canada, and through our Mexican joint venture subsidiary in which we own a 55% equity interest through our subsidiary INA Acquisition Corp.

Licensees

We have granted licenses for the Insituform® CIPP process, covering exclusive and non-exclusive territories, to licensees that provide pipe repair and rehabilitation services throughout their respective licensed territories. At December 31, 2007, the Insituform® CIPP process was licensed to seven unaffiliated licensees that operate in the following countries: Bosnia, Croatia, Herzegovina, Israel, Japan, Province of Kosovo (Serbia), Malaysia, New Zealand, Norway, Singapore and Venezuela. There were no unaffiliated domestic licensees. The licenses generally grant to the licensee the right to utilize our know-how and the patent rights (where such rights exist) relating to the subject process, and to use our copyrights and trademarks.

In addition, we license our laterals patent portfolio (consisting of 16 United States patents) to certain licensees in the United States for use in the United States and Canada. We also act as licensor under arrangements with approved installers relating to the use of our Thermopipe™ lining process in the United Kingdom and elsewhere on a non-exclusive basis.

Our licensees generally are obligated to pay a royalty at a specified rate, which in many cases is subject to a minimum royalty payment. Any improvements or modifications a licensee may make in the subject process during the term of the license agreement generally becomes our property or is licensed to us. Should a licensee fail to meet its royalty obligations or other material obligations, we may terminate the license at our discretion. Licensees, upon prior notice to us, may generally terminate the license for certain specified reasons. We may vary the terms of agreements entered into with new licensees according to prevailing conditions.

Ownership Interests in Operating Licensees and Project Joint Ventures

Through our indirect subsidiary, Insituform Holdings (UK) Limited, we hold one-half of the equity interest in Insituform Rohrsanierungstechniken GmbH, our licensee of the Insituform® CIPP process in Germany. Insituform Rohrsanierungstechniken also conducts Insituform® CIPP process operations in Austria, the Czech Republic, Slovakia and Hungary. The remaining interest in Insituform Rohrsanierungstechniken is held by Per Aarsleff A/S, a Danish contractor.

Through our subsidiary, Insituform Technologies Limited, we hold one-half of the equity interest in Insituform Environmental Techniques Limited. The remaining interest is held by Environmental Techniques Limited, an Irish contractor. The joint venture partners have rights-of-first-refusal in the event the other party determines to divest its interest.

Through our subsidiary, Insituform Technologies Netherlands BV, we hold one-half of the equity interest in each of Insituform Asia Limited, our licensee of the Insituform® CIPP process in the Special Administrative Regions of Hong Kong and Macau, as well as Insituform Pacific Pty Limited, our licensee of the Insituform® CIPP process in Australia. The remaining interests are held by VSL International Ltd. The joint venture partners have rights-of-first-refusal in the event the other party determines to divest its interest.

We have entered into a number of contractual joint ventures to develop joint bids on contracts for pipeline rehabilitation projects in India. The joint venture partner for each of these joint ventures is Subhash Projects and Marketing Ltd. (“SPML”), an Indian contractor. The joint ventures will hold the contract with the owner and subcontract that portion of the work requiring the Insituform® CIPP process to an entity to be majority owned by Insituform and minority owned by SPML. This entity will be established in the first half of 2008.

We have also entered into contractual joint ventures in other geographic regions in order to develop joint bids on contracts for our pipeline rehabilitation business. Typically, the joint venture entity holds the contract with the owner and subcontracts portions of the work to the joint venture partners. As part of the subcontracts, the partners usually provide bonds to the joint venture. We could be required to complete our joint venture partner’s portion of the contract if the partner were unable to complete its portion and a bond is not available. We continue to investigate opportunities for expanding our business through such arrangements.

Customers and Marketing

The marketing of rehabilitation technologies is focused primarily on the municipal wastewater markets worldwide, which we expect to remain the largest part of our business for the foreseeable future. We offer our Tite Liner® process worldwide to industrial customers to line new and existing pipelines. No customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2007, 2006 or 2005.

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

Contract Backlog

Contract backlog is our expectation of revenues to be generated from received, signed and uncompleted contracts, the cancellation of which is not currently anticipated. Contract backlog excludes any term contract amounts for which there is not specific and determinable work released and projects where we have been advised that we are the low bidder, but have not formally been awarded the contract. The following table sets forth our consolidated backlog, by segment, as of December 31, 2007, 2006 and 2005, respectively.

	December 31,
Backlog	2007	2006	2005
	(In millions)

Rehabilitation Segment	$234.1	$201.7	$213.3
Tite Liner Segment	26.2	12.8	20.2
Total	$260.3	$214.5	$233.5

Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts. We expect to perform a majority of the backlog reported above at December 31, 2007 during 2008. See “Risk Factors” in Item 1A of this report for further discussion regarding backlog.

Product Development

By using our own laboratories and test facilities, as well as outside consulting organizations and academic institutions, we continue to develop improvements to our proprietary processes, including the materials used and the methods of manufacturing and installing pipe. During the years ended December 31, 2007, 2006 and 2005, we spent $4.2 million, $3.6 million and $2.9 million, respectively, on research and development related activities, including engineering.

Manufacturing and Suppliers

We maintain our North American Insituform® CIPP process liner manufacturing facility in Batesville, Mississippi. In Europe, Insituform Linings Public Limited Company. (“Insituform Linings”), a majority-owned subsidiary, manufactures and sells Insituform® CIPP process liners from its plant located in Wellingborough, United Kingdom. We hold a 75% interest in Insituform Linings, and Per Aarsleff A/S holds the remainder. These interests are subject to rights-of-first-refusal that we and Per Aarsleff A/S hold in the event of proposed divestiture.

Although raw materials used in Insituform® CIPP Process products are typically available from multiple sources, our historical practice has been to purchase materials from a limited number of suppliers. We maintain our own felt manufacturing facility in Batesville. Substantially all of our fiber requirements are purchased from one source, but there are alternate vendors readily available. We source our resin supply from multiple vendors.

We believe that the sources of supply for our Insituform® CIPP operations in both North America and Europe are adequate for our needs. Our pricing of raw materials is subject to fluctuations in the underlying commodity prices.

We currently source the manufacture and supply of our Thermopipe™ lining products through a single vendor. We are in the process of negotiating the terms of a supply contract with this vendor, as well as reviewing other available sources of manufacture and supply. Thermopipe™ liner is used for potable water pipe rehabilitation and other rehabilitation applications.

We sell Insituform® CIPP process liners and related products to certain licensees pursuant to fixed-term supply contracts. Under the arrangements assumed in connection with the acquisition of the Thermopipe™ lining process and under subsequent arrangements, we also sell Thermopipe™ lining products to approved installers.

 We also manufacture certain equipment used in our Insituform® CIPP and Tite Liner® businesses.

Patents

As of December 31, 2007, we held 62 United States patents relating to the Insituform® CIPP process, the last of which will expire in 2023. As of December 31, 2007, we had 16 pending United States non-provisional patent applications and three pending provisional patent applications relating to the Insituform® CIPP process.

We have obtained and are pursuing patent protection in our principal foreign markets covering various aspects of the Insituform® CIPP process. As of December 31, 2007, there were 144 applications pending in foreign jurisdictions. Of these applications, nine are pending before the European Patent Office and four are Patent Cooperation Treaty applications that cover multiple jurisdictions in Europe and throughout the world. The specifications and/or rights granted in relation to each patent will vary from jurisdiction to jurisdiction. In addition, as a result of differences in the nature of the work performed and in the climate of the countries in which the work is carried out, not every licensee uses each patent, and we do not necessarily seek patent protection for all of our inventions in every jurisdiction in which we do business.

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

We hold one basic issued patent and one omnibus pending patent application in the United States relating to the Thermopipe™ lining system and Insituform Blue™ iTAP™ process for rehabilitating pressurized potable water and other aqueous fluid pipes.

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

Employees

As of December 31, 2007, we had approximately 1,600 employees. Certain of our subsidiaries and divisions are parties to collective bargaining agreements covering an aggregate of approximately 200 employees. We generally consider our relations with our employees and unions to be good.

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

The use of both thermoplastics and thermosetting resin materials in contact with drinking water is strictly regulated in most countries. In the United States, a consortium led by NSF International, under arrangements with the United States Environmental Protection Agency, establishes minimum requirements for the control of potential human health effects from substances added indirectly to water via contact with treatment, storage, transmission and distribution system components, by defining the maximum permissible concentration of materials that may be leached from such components into drinking water, and methods for testing them. In April 1997, the Insituform PPL® liner was certified by NSF for use in drinking water systems, followed in April 1999 by NSF certification of the Insituform RPP® liner for such use. Our drinking water lining products also are NSF certified. NSF assumes no liability for use of any products, and NSF’s arrangements with the EPA do not constitute the EPA’s endorsement of NSF, NSF’s policies or its standards. Dedicated equipment is needed in connection with use of these products in drinking water applications. We expect that our proprietary products for drinking water pipe rehabilitation will contribute modest operating profits in 2008.

Item 1A.  Risk Factors.

You should carefully consider the following risks and other information contained or incorporated by reference into this Annual Report on Form 10-K when evaluating our business and financial condition. Although the risks described below are risks that we face in our business that we believe are material, there may also be risks of which we are currently unaware or that we may view as immaterial based on the information currently available to us that may prove to be material in the future. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that publicly available and other information with respect to these matters is complete and correct. Should any risks or uncertainties develop into actual events, such developments could have material adverse effects on our business, financial condition, cash flows and results of operations.

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

We typically conduct our business under guaranteed maximum price or fixed price contracts, where we bear a significant portion of the risk for cost overruns. Under such contracts, prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of materials and other exigencies. Our profitability depends heavily on our ability to make accurate estimates. Inaccurate estimates, or changes in other circumstances, such as unanticipated technical problems, difficulties obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials or our suppliers or subcontractors’ inability to perform could result in substantial losses, as such changes adversely affect the revenue and gross profit recognized on each project.

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

We depend on our senior management for the success and future growth of the operations and revenues of our Company, and the loss of any member of our senior management could have an adverse impact on our operations. Such a transition may be a distraction to senior management as we search for a qualified replacement, could result in significant recruiting, relocation, training and other costs and could cause operational inefficiencies as a replacement becomes familiar with our business and operations. On August 13, 2007, our former Chief Executive Officer resigned, and the Chairman of our Board of Directors, Alfred L. Woods, assumed the role of Interim Chief Executive Officer. There can be no assurance that a new Chief Executive Officer will be successful in integrating with our other members of senior management or executing our existing growth strategy.

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

Our recognition of revenues from insurance claims and from change orders, extra work or variations in the scope of work could be subject to reversal in future periods.

We recognize revenues from insurance claims and from change orders, extra work or variations in the scope of work as set forth in our written contracts with our client when management believes that realization of these revenues are probable and the recoverable amounts can be reasonably estimated. Prior to our decision to recognize these revenues, we consult with legal counsel to determine the likelihood of recovery and the amount of the recovery that can be estimated. We also factor in all other information that we possess with respect to the claim to determine whether the claim should be recognized at all and, if recognition is appropriate, what dollar amount of the claim should be recognized. On this basis, we believe that we have historically made reasonably reliable estimates of amounts of revenue to be recognized. Due to factors that we did not anticipate at the time of recognition, however, revenues ultimately received on these claims could be less than revenues recognized by us in a prior reporting period or periods, resulting in the need in subsequent reporting periods to reduce or reverse revenues and gross profit previously recognized.

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

We enter into contractual joint ventures in order to develop joint bids on certain contracts. The success of these joint ventures depends largely on the satisfactory performance of our joint venture partners of their obligations under the joint venture. Under these joint venture arrangements, we may be required to complete our joint venture partner’s portion of the contract if the partner is unable to complete its portion and a bond is not available. In such case, the additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture.

A substantial portion of our raw materials is from a limited number of vendors, and we are subject to market fluctuations of certain commodities.

We purchase the majority of our fiber requirements for tube manufacturing from one source. However, we believe that alternate sources are readily available, and we continue to negotiate with other supply sources. The manufacture of the tubes used in our rehabilitation business is dependent upon the availability of resin, a petroleum-based product. We currently have qualified four resin suppliers from which we intend to purchase the majority of our resin requirements for our North American operations. We also are in the process of qualifying multiple resin vendors for our European operations. We believe that these and other sources of resin supply are readily available. Historically, resin prices have fluctuated on the basis of the prevailing prices of oil, and we anticipate that prices will continue to be heavily influenced by the events affecting the oil market. In addition, we purchase a significant volume of fuel to operate our trucks and equipment. At present, we do not engage in any type of hedging activities to mitigate the risks of fluctuating market prices for oil or fuel. A significant increase in the price of oil could cause an adverse effect on our cost structure that we may not be able to recover from our customers.

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

We are subject to a number of restrictive debt covenants under our senior notes and line of credit facility.

At December 31, 2007, we had $65.0 million in senior notes outstanding due April 2013. We also have a $35.0 million credit facility of which we had no outstanding borrowings at December 31, 2007. Our senior notes and our line of credit facility contain certain restrictive debt covenants and other customary events of default. These covenants limit the amount and type of debt and fixed charges as a measure of operating cash flow. Our ability to meet these restrictive covenants may be affected by the factors described in this “Risk Factors” section of this Annual Report on Form 10-K and other factors outside our control. Failure to meet one or more of these restrictive covenants may result in an event of default. Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable. In the past, we have not been in compliance with certain of these restrictive covenants and have had to seek amendments or waivers from our lenders. If we are unable to comply with the restrictive covenants in the future, we would be required to obtain further modifications from our lenders or secure another source of financing. If an acceleration by our current lenders occurs, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis. In addition, these restrictive covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities. Our senior notes can be repaid at any time at par value plus a make-whole payment. The make-whole payment is calculated as the present value of the principal and remaining interest payments discounted at a reinvestment rate equal to the United States Treasury equal to the average life to maturity plus 50 basis points. At February 29, 2008, this make-whole payment would have approximated $11.5 million.

Our revenues are substantially dependent on municipal government spending.

Many of our customers are municipal governmental agencies, and as such, we are dependent on municipal spending. Spending by our municipal customers can be affected by local political circumstances, budgetary constraints and other factors. Consequently, future municipal spending may not be allocated to projects that would benefit our business or may not be allocated in the amounts or for the size of the projects that we anticipated. A decrease in municipal spending on such projects would adversely impact our revenues, results of operations and cash flows.

A general downturn in U.S. economic conditions, and specifically a downturn in the municipal bond market, may reduce our business prospects and decrease our revenues and cash flows.

Our business is affected by general economic conditions. Any extended weakness in the U.S. economy could reduce our business prospects and could cause decreases in our revenues and operating cash flows. Specifically, a downturn in the municipal bond market caused by an actual downgrade of monoline insurers could result in our municipal customers being required to spend municipal funds previously allocated to projects that would benefit our business to pay off outstanding bonds.

We have international operations that are subject to foreign economic and political uncertainties and foreign currency fluctuation.

Through our subsidiaries and joint ventures, our business is subject to fluctuations in demand and changing international economic and political conditions that are beyond our control. For the year ended December 31, 2007, 33.6% of our revenues were derived from international operations. We expect a significant portion of our revenues and profits to come from international operations and joint ventures for the foreseeable future and to continue to grow over time. Operating in the international marketplace exposes us to a number of risks, including abrupt changes in foreign government policies and regulations and, in some cases, international hostilities. To the extent that our international operations are affected by unexpected and adverse foreign economic and political conditions, we may experience project disruptions and losses that could significantly reduce our revenues and profits.

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

Our backlog, which at December 31, 2007 was approximately $260.3 million, is subject to unexpected adjustments and cancellation. The revenues projected in this backlog may not be realized or, if realized, may not result in profits. We may be unable to complete some projects included in our backlog in the estimated time and, as a result, such projects could remain in the backlog for extended periods of time. To the extent that we experience project cancellation or scope adjustments, we could face a reduction in the dollar amount of our backlog and the revenues that we actually receive from such backlog.

Our bonding capacity may be limited in certain circumstances.

A significant portion of our projects require us to procure a bond to secure performance. From time to time, it may be difficult to find sureties who will provide the contract-required bonding at acceptable rates for reasons beyond our control (for example, as a result of changing political or economic conditions in a foreign country). With respect to our joint ventures, our ability to obtain a bond also may depend on the credit and performance risks of our joint venture partners, some of whom may not be as financially strong as we are. Our inability to obtain bonding on favorable terms would have a material adverse effect on our business.

Our strategy to pursue inorganic growth through acquisition could involve a number of risks.

In addition to the organic growth of our business, the pursuit of inorganic growth is included among our strategic imperatives to achieve our strategic goals of growth, operational excellence and technological leadership. This strategy may involve the acquisition of companies or assets that enable us to build on our existing strength in a market or that gives us access to proprietary technologies that are strategically valuable or allow us to leverage our distribution channels. In connection with this strategy, we could face certain risks and uncertainties in addition to those we face in the day-to-day operations of our business.

Our strategic imperative to diversify our products involves substantial research, development and marketing expenses, and the resulting new or enhanced products or services may not generate sufficient revenues to justify such expenses.

Product diversification is among our strategic imperatives to achieve our strategic goals of growth, operational excellence and technological leadership. We, therefore, place a high priority on developing new products and services, as well as enhancing our existing products and services. In diversifying our product portfolio, we may be required to expend substantial research, development and marketing resources, and the time and expense required to develop a new product or service or enhance an existing product or service is difficult to predict. We cannot assure that we will succeed in developing, introducing and marketing new products or services or product or service enhancements. In addition, we cannot be certain that any new or enhanced product or service will generate sufficient revenues to justify the expenses and resources devoted to this product diversification effort.

The market price of our common stock is highly volatile and may result in investors selling shares of our common stock at a loss.

The trading price of our common stock is highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly operating results;
•	changes in financial estimates by securities analysts that cover our stock or our failure to meet these estimates;
•	conditions or trends in the U.S. sewer rehabilitation market;
•	changes in municipal spending practices;
•	a downturn of the municipal bond market;
•	changes in market valuations of other companies operating in our industry;
•	announcements by us or our competitors of a significant acquisition or divestiture; and
•	additions or departures of key personnel.

In addition, the stock market in general and Nasdaq in particular have experienced extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of listed companies. Industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Such stock price volatility could result in investors selling shares of our common stock at a loss.

A change in control event will trigger early vesting of our equity-based incentive awards.

The award agreements in connection with the stock option, restricted stock and restricted stock unit awards granted to our employees provide that upon a change in control of our Company, all outstanding equity awards will immediately vest. One of the change in control events designated under the award agreements is the replacement of 50% or more of our current directors over a one-year period, if the replacement were not approved by a majority of the current directors.

We recently were given notice by a stockholder that it intends to nominate five individuals for election to our Board of Directors at our 2008 Annual Meeting of Stockholders. The stockholder also gave notice that it intends to submit a proposal at the Annual Meeting to amend our Amended and Restated By-Laws to reduce the number of directors to six. If four or more of the stockholder’s nominees are elected to the Board without being endorsed by a majority of the current Board, the accelerated vesting provisions of the outstanding stock option, restricted stock and restricted stock unit awards may be triggered, which may cause immediate dilution to current stockholders.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

During 2007, we relocated our executive offices to an owned facility in Chesterfield, Missouri, a suburb of St. Louis, at 17988 Edison Avenue. Our prior executive offices in Chesterfield were leased from an unaffiliated party through May 31, 2007. We also own our research and development and training facilities in Chesterfield.

We own a liner manufacturing facility and a contiguous felt manufacturing facility in Batesville, Mississippi. Our manufacturing facility in Memphis, Tennessee, is located on land sub-leased from an unaffiliated entity for an initial term of 40 years expiring on December 31, 2020. Insituform Linings Public Limited Company, a majority-owned subsidiary, owns certain premises in Wellingborough, United Kingdom, where its liner manufacturing facility is located.

We own or lease various operational facilities in the United States, Canada, Europe, Latin America and Asia.

The foregoing facilities are regarded by management as adequate for the current requirements of our business.

Item 3.  Legal Proceedings.

We are involved in certain actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such actions will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the quarter ended December 31, 2007 to a vote of our stockholders, through the solicitation of proxies or otherwise.

Item 4A.  Executive Officers of the Registrant.

Our executive officers, and their respective ages and positions with us, are as follows:

Name	Age at March 1, 2008	Position with the Company

Alfred L. Woods	64	Interim Chief Executive Officer and Chairman of the Board
Thomas E. Vossman	45	Senior Vice President and Chief Operating Officer
David F. Morris	46	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
David A. Martin	40	Vice President and Chief Financial Officer
Alexander J. Buehler	32	Vice President – Marketing and Technology
Daniel E. Cowan	31	Vice President – Strategic Business Initiatives

Alfred L. Woods has been our Interim Chief Executive Officer since August 13, 2007; he has served as Chairman of the Board of Directors since 2003 and has been a member of the Board of Directors since 1997. Mr. Woods has been president of Woods Group, a management consulting company, since before 2000; Chairman and Chief Executive Officer of R&S/Strauss, Inc., a specialty retail chain, from before 2000 until 2001 and is currently a director of Clutchmobile, Inc.

Thomas E. Vossman joined our company in January 2005 as Vice President for the Southwest region of our sewer pipeline rehabilitation business and assumed the role of Senior Vice President and Chief Operating Officer in May 2005. From March 2004 to December 2004, Mr. Vossman served as a consultant to the contracting industry. Prior thereto, Mr. Vossman served as Senior Vice President of American Residential Services, managing 19 contracting operations, and in various positions of increasing authority at Encompass Services Corporation, a consolidator of commercial/industrial/ residential mechanical contracting companies, most recently as Regional President, residential division, managing 12 operating locations across the Eastern United States.

David F. Morris serves as our Senior Vice President, Chief Administrative Officer, General Counsel and Secretary.  Mr. Morris served as our Vice President, General Counsel and Secretary beginning in January 2005 through April 2007, at which time Mr. Morris was promoted to a Senior Vice President.  Mr. Morris became our Chief Administrative Officer in August 2007. From March 1993 until January 2005, Mr. Morris was with the law firm of Thompson Coburn LLP, St. Louis, Missouri, most recently as a partner in its corporate and securities practice areas. Mr. Morris also served as Senior Vice President, Associate General Counsel and Secretary of Unified Financial Services, Inc., a diversified financial services company, from December 1999 to March 2004.

David A. Martin has served as our Vice President and Chief Financial Officer since August 2007. Prior thereto, he was Vice President and Controller since January 2006. Mr. Martin also served as our Corporate Controller for two years, following two and one-half years as finance director of our European operations. Mr. Martin joined our company in 1993 from BDO Seidman, LLP, where he was a senior accountant.

Alexander J. Buehler has served as our Vice President – Marketing and Technology since November 2005. Prior thereto, Mr. Buehler served as Strategic Assistant to our Chief Executive Officer and later as Vice President of Sales and Marketing. Mr. Buehler joined our company in 2004 after five years in the U.S. Army Corps of Engineers.

Daniel E. Cowan has served as our Vice President – Strategic Business Initiatives since October 2007. Prior thereto, Mr. Cowan served as our Vice President, International and also as the Special Assistant to the CEO since joining our Company in September 2006. Mr. Cowan joined our company from E-Commerce & Trade Services, Ltd., a third-party international finance processing company, where he served as the founder, Chairman & CEO from 2000 to 2006.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The company’s common shares, $.01 par value, are traded on The Nasdaq Global Select Market under the symbol “INSU.” The following table sets forth the range of quarterly high and low sales prices for the years ended December 31, 2007 and 2006, as reported on The Nasdaq Global Select Market. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

Period	High	Low

2007
First Quarter	$29.81	$18.88
Second Quarter	23.00	18.64
Third Quarter	22.95	14.73
Fourth Quarter	16.94	12.03

2006
First Quarter	$27.87	$18.51
Second Quarter	29.67	20.89
Third Quarter	25.53	18.56
Fourth Quarter	27.70	22.04

During the quarter ended December 31, 2007, we did not make any repurchases of our common stock, nor offer any equity securities that were not registered under the Securities Act of 1933, as amended. As of February 21, 2008, the number of holders of record of our common stock was 668.

Holders of common stock are entitled to receive dividends as and when they may be declared by our board of directors. We have never paid a cash dividend on the common stock. Our present policy is to retain earnings to provide for the operation and expansion of our business. However, our board of directors will review our dividend policy from time to time and will consider our earnings, financial condition, cash flows, financing agreements and other relevant factors in making determinations regarding future dividends, if any. Under the terms of certain debt arrangements to which we are a party, we are subject to certain limitations on paying dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Long-Term Debt” for further discussion of such limitations.

The following table provides information as of December 31, 2007 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,167,174	$20.70	1,946,503

Equity compensation plans not approved by security holders	–	–	–

Total	1,167,174	$20.70	1,946,503

(1)
The number of securities to be issued upon exercise of outstanding options, warrants and rights includes 909,987 stock options, 47,789 restricted stock units, 54,300 shares of restricted stock and 155,098 deferred stock units outstanding at December 31, 2007.

Performance Graph

The following performance graph compares the total stockholder return on our common stock to the S&P 500 Index and a composite group index for the past five years. In 2007, we changed our peer group index, which is now comprised of the following companies (collectively, the “New Peer Group”):

•	Michael Baker Corporation
•	Layne Christensen Company
•	Chicago Bridge & Iron Company N.V.
•	Granite Construction, Inc.
•	Perini Corporation
•	Vectren Corporation
•	MasTec, Inc.
•	ENGlobal Corporation
•	Sterling Construction Company, Inc.
•	Quanta Services, Inc.
•	Foster Wheeler, Ltd.
•	Dycom Industries, Inc.
•	American States Water Company
•	Preformed Line Products Company
•	Kennametal, Inc.

This change in composite group was made in order to establish a peer group that we believe more closely identifies with our business and industry and will provide a better comparison of returns. The Compensation Committee of our Board of Directors also reviews data for this peer group in establishing the compensation of our executive officers.

For the year ended December 31, 2006, the composite group index used for the comparison was comprised of the following companies (collectively, the “Old Peer Group”):

•	INEI Corporation, f/k/a Insituform East, Incorporated
•	Michael Baker Corporation
•	Granite Construction, Inc.
•	Fluor Corporation
•	Jacobs Engineering Group, Inc.
•	Foster Wheeler Corporation

As of September 5, 2003, we acquired the business of Insituform East, Incorporated, including selected assets, therefore, it was removed from the Old Peer Group as of such date.

The graph assumes that $100 was invested in our common stock and each index on December 31, 2002 and that all dividends were reinvested.

Comparison of Five-Year Cumulative Return

	2003	2004	2005	2006	2007
Insituform Technologies, Inc.	$96.77	$132.96	$113.61	$151.68	$86.80
S&P 500 Index	128.68	142.67	149.65	173.28	182.81
Old Peer Group Index	141.42	171.00	243.22	293.15	591.74
New Peer Group Index	153.36	180.90	213.40	261.63	423.99

Notwithstanding anything set forth in any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 which might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the preceding performance graph shall not be deemed incorporated by reference into any such filings.

Item 6.  Selected Financial Data.

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

	Year Ended December 31,
	2007(1)	2006(1)	2005	2004	2003(2)
	(In thousands, except per share amounts)
INCOME STATEMENT DATA(3):
Revenues	$495,570	$527,419	$483,595	$433,869	$387,252
Operating income	13,530	36,311	35,545	17,155	14,367
Income from continuing operations	12,866	26,303	20,160	6,209	1,128
Income (loss) from discontinued operations(4)	(10,323)	(1,625)	(7,000)	(5,612)	2,397
Net income	2,543	24,678	13,160	597	3,525
Basic earnings (loss) per share:
Income from continuing operations	0.47	0.97	0.75	0.23	0.04
Income (loss) from discontinued operations(4)	(0.38)	(0.06)	(0.26)	(0.21)	0.09
Net income	0.09	0.91	0.49	0.02	0.13
Dilutive earnings (loss) per share:
Income from continuing operations	0.47	0.96	0.75	0.23	0.04
Income (loss) from discontinued operations(4)	(0.38)	(0.06)	(0.26)	(0.21)	0.09
Net income	0.09	0.90	0.49	0.02	0.13

BALANCE SHEET DATA(3):
Unrestricted cash and cash equivalents	78,961	96,389	77,063	93,242	93,209
Working capital, net of unrestricted cash	117,862	77,466	70,114	61,637	73,535
Current assets	309,289	310,364	274,024	268,868	277,273
Property, plant and equipment	73,368	76,432	75,814	69,281	58,381
Total assets	541,140	550,069	518,328	508,821	508,360
Current maturities of long-term debt and line of credit	1,097	16,814	18,264	15,778	16,917
Long-term debt, less current maturities	65,000	65,046	80,768	96,505	114,323
Total liabilities	185,882	209,277	213,106	217,338	227,726
Total stockholders’ equity	352,541	338,611	303,496	289,836	279,169
__________________________

(1)
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards 123(R), “Share Based Payment”, which requires the recording of expense for stock option and other equity compensation awards. We recorded $2.0 million and $2.9 million in incremental expense for stock options in 2007 and 2006, respectively.

(2)
We have completed various acquisitions that have been accounted for under the purchase method of accounting, including Sewer Services, Ltd. in 2003, Video Injection S.A. (remaining interest) in 2003, Insituform East in 2003, and Ka-Te Insituform AG (remaining interest) in 2003.

(3)	All amounts have been restated for the impact of discontinued operations.

(4)	Includes $17.9 million of non-recurring exit charges recorded in connection with the closure of the tunneling business.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We are a worldwide company specializing in trenchless technologies to rehabilitate, replace and maintain underground pipes through two reportable segments: rehabilitation and Tite Liner. While we use a variety of trenchless technologies in a variety of locations, the majority of our revenue is derived from the Insituform® cured-in-place-pipe (“CIPP”) process in the United States.

Business volume in the U.S. sewer rehabilitation market suffered from weak market conditions throughout 2007. We have been and are currently working diligently to realign our business structure to deliver improved and more consistent profitability in the future. We have rationalized our crew structure, administrative and project support teams and our corporate support groups. Over the last several years there has been a shift in the U.S. toward smaller-diameter pipe work. We have responded by reconfiguring our crew resources for this trend, which will allow us to reduce crew operating costs and take advantage of our proprietary IPlus™ Infusion™ technology. We have also recently implemented logistical improvements to reduce the costs of delivering tube to our crews.

In addition, we have increased focus on geographic diversification of our business. Greater geographic diversity should provide profitable growth and reduce the negative impact of market cyclicality such as that experienced recently in the U.S.  In recent months, we have achieved major acquisitions of project work in India, Hong Kong and Australia. We also continue to pursue growth opportunities for our diverse product lines, including our Tite Liner® and Insituform Blue™ products. At the end of the year, our Tite Liner business had a record level of contract backlog, with projects on five continents. During the last year, we performed a number of Insituform Blue™ projects on a global basis in validation of our recently developed products, and we expect continued growth in 2008. Finally, we are evaluating opportunities to grow through acquisitions of products and services that will further bolster our technological leadership and complement our global distribution network.

Results of Operations

On March 29, 2007, we announced plans to exit our tunneling business in an effort to better align our operations with our long-term business strategy. We have classified the results of operations of our tunneling business as discontinued operations for all periods presented. At December 31, 2007, substantially all existing tunneling business activity had been completed.

Corporate expenses previously allocated to our tunneling business have been re-allocated to our remaining two segments, rehabilitation and Tite Liner, for all periods presented.

2007 Compared to 2006

	Years Ended December 31,		Increase (Decrease)
	2007	2006	$	%
	(Dollars in thousands)

Revenues	$495,570	$527,419	$(31,849)	(6.0)%
Gross profit	99,108	129,003	(29,895)	(23.2)
Gross profit margin	20.0%	24.5%
Operating expenses	90,078	92,692	(2,614)	(2.8)
Gain on settlement of litigation	(4,500)	-	(4,500)	n/a
Operating income	13,530	36,311	(22,781)	(62.7)
Operating margin	2.7%	6.9%
Net income from continuing operations	12,866	26,303	(13,437)	(51.1)

Net income from continuing operations was $13.4 million lower in 2007 than in 2006 principally due to lower revenues and weaker gross profit margins in our rehabilitation business due to weakness in the U.S. sewer rehabilitation market. There were also several regions of our U.S. sewer rehabilitation operations that experienced project performance issues stemming from delays and other unforeseen issues. The impact of this decline in revenues was partially offset by a decrease in operating expenses in 2007. The primary drivers of the decrease in operating expenses were improved control of corporate and operational spending, lower incentive compensation expense due to poorer performance and a reduction of $1.7 million of previously recorded expense related to unvested restricted stock and stock options in connection with the resignation of our former chief executive officer and voluntary cancellations of stock options by our executive team, partially offset with $1.0 million in severance payments to our former chief executive officer. Finally, in 2007, the Company recorded a $4.5 million gain on the settlement of litigation relating to patent infringements (see Note 9 to the consolidated financial statements contained in this report).

2006 Compared to 2005

	Years Ended December 31,		Increase (Decrease)
	2006	2005	$	%
	(Dollars in thousands)

Revenues	$527,419	$483,595	$43,815	9.1%
Gross profit	129,003	121,026	7,968	6.6
Gross profit margin	24.5%	25.0%
Operating expenses	92,692	85,481	7,211	8.4
Operating income	36,311	35,545	757	2.1
Operating margin	6.9%	7.4%
Net income from continuing operations	26,303	20,160	6,134	30.4

Net income from continuing operations increased $6.1 million to $26.3 million in 2006. Operationally, the rehabilitation business generated higher revenue due primarily to stronger performance in the second half of 2006 compared to the same period in 2005. The first half of 2006 was especially slow for our domestic rehabilitation business due to a market softening that began in late 2005 and continued into the first quarter of 2006. Our Tite Liner® operations were very strong in 2006 compared to 2005, with higher revenues, gross profit and operating income. In addition, gross and operating margins were also higher in the Tite Liner® business in 2006 compared to the prior year. Consolidated operating expenses were $7.2 million higher in 2006 compared to 2005, primarily due to increases in legal and accounting professional fees and a $2.9 million increase to stock compensation expense. Our legal and accounting fees increased significantly, as we focused on protecting our intellectual property and as we engaged professional resources to assist us in strategies to minimize our income tax exposure, particularly in foreign tax jurisdictions. Stock compensation expense related to stock option grants was recorded, for the first time, in 2006 as required by Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment (“SFAS No. 123(R)”), which was effective for our company on January 1, 2006.

Segment Results

Rehabilitation Segment

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Revenues	$453,964	$481,220	$445,072
Gross profit	83,179	113,625	109,586
Gross profit margin	18.3%	23.6%	24.6%
Operating expenses	83,269	86,167	80,146
Gain on settlement of litigation	(4,500)	-	-
Operating income	4,410	27,458	29,440
Operating margin	1.0%	5.7%	6.6%

Revenues

Revenues decreased by 5.7% in the rehabilitation segment in 2007 to $454.0 million from $481.2 million in the prior year primarily due to weak market conditions in the United States. Our revenues in the U.S. in the rehabilitation segment were $50.8 million lower, or 13.9%, in 2007 than in 2006. Compounding the weak U.S. market conditions was a larger percentage of smaller-diameter installation projects in the U.S. marketplace in 2007, which are typically less profitable and generate less revenue per foot than medium- and larger-diameter installation projects.

    According to internal market analysis and various third party market surveys, spending in the U.S. sewer rehabilitation market was down in 2007, and projections for 2008 indicate that the market will be flat to slightly down as compared to 2007. We responded to these conditions by realigning our cost structure to improve profitability going forward. Our 2007 full-year results were dramatically impacted by our poor operating results in the first quarter. Since that time we have reduced our crew capacity to fit the market demand and eliminated field support costs, as well as reduced corporate costs. We improved our overall operating margins in North America throughout the year as result of these actions. We improved the geographic diversity of our business in 2007 with significant new business wins in India, Hong Kong, Australia, Poland and Romania, and pursued growth opportunities for Insituform Blue™ products. We performed Insituform Blue™ projects in the U.S., Europe and Asia in 2007 as we continued to validate and test our newly developed water rehabilitation products. While this business is in its early stages, we expect that Insituform Blue™ will contribute modest operating profits in 2008. Our strategy of geographical and product diversification is aimed at reducing our dependency on the U.S. sewer rehabilitation market, and minimize the impact of market cyclicality, such as what we experienced in 2007.

   Partially offsetting the weakness in the U.S. markets was continued improvement in European and Canadian contracting operations, where revenues increased $18.1 million, or 24.0%, and $6.7 million, or 26.2%, respectively, in 2007 compared with the prior year. With increased revenues outside of the United States, we realized the benefits of our international diversification strategy in 2007.

Rehabilitation contract backlog increased 16.1% from December 31, 2006 to December 31, 2007. The increase in backlog was primarily due to the acquisition of $35.1 million of contracted projects by our newly formed venture in India. While backlog in the North American CIPP business was down at December 31, 2007 from that of one year ago, backlog improved from the first half of the year, and orders in the second half improved by approximately 12%. Backlog in the European business was at a near historical high as of December 31, 2007, and improved over 13% from December 31, 2006 backlog levels.

Rehabilitation revenues were 8.1% higher in 2006 compared to 2005. However, backlog in the rehabilitation segment decreased by 5.4% at December 31, 2006 compared to December 31, 2005. The first half of 2006 was affected by a significant market softening in the United States, which occurred late in 2005 and lasted into the first half of 2006. During this slow period, there was heightened competition for fewer projects, resulting in low-margin pricing, and a decrease in our workable backlog during the first half of 2006. Rather than obtain work at low margins, we were able to take advantage of better margins when the slow period was followed by modest growth in the second quarter of 2006, and even stronger growth in the second half of 2006. As a result, backlog grew in the second half of 2006 after declining during the first half of the year.

Gross Profit and Margin

Rehabilitation gross profit decreased by 26.8% in 2007 compared to 2006 primarily due to the lower revenues described above. The weak market conditions in U.S. sewer rehabilitation resulted in heightened competitive pricing pressure particularly in the first half of 2007. This pricing compression, coupled with poor project performance in several regions in the U.S. and a higher percentage of lower margin small diameter projects, has contributed to lower gross margins. Gross margins decreased 5.3 percentage points from 23.6% in 2006 to 18.3% in 2007. In recent quarters, pricing has stabilized. While there are no assurances, we anticipate pricing to remain stable in 2008.

Rehabilitation gross profit increased by $4.0 million, or 3.7%, to $113.6 million in 2006 compared to $109.6 million in 2005, due primarily to higher revenues and increased crew efficiencies, partially offset by higher material costs. However, gross profit margins declined by one percentage point, to 23.6% in 2006 compared to 24.6% in 2005. One factor impacting the gross profit margin in 2006 related to the price reductions that were driven by the marketplace. Another factor in the percentage-point decline in gross profit margin was the effect of an insurance claim recognized in 2005, which provided a $3.4 million benefit to gross profit. In 2006, an additional $0.5 million related to the same claim was recorded. Excluding the effect of insurance claim recognition, gross profit margin would have been 23.5% in 2006 compared to 23.8% in 2005.

Our material costs were driven slightly higher in 2007 and 2006 primarily by resin costs. Resin, a petroleum-based product, is subject to pricing volatility and is a significant raw material in our CIPP process. Fuel is also subject to pricing volatility and is a significant cost to our operations. In many cases, we have the ability to pass through such price increases to our customers. To the extent we may have longer-term contracts with fixed pricing, however, our ability to pass through such price increases may be limited. During 2007 and 2006, our ability to pass through a substantial portion of our raw material price increases, including fuel costs, to our customers enabled us to manage the declines in gross profits in 2007 and 2006.

Operating Expenses

Operating expenses decreased 3.4% in 2007 compared to 2006, primarily driven by the 5.7% reduction in revenues as discussed above. We also experienced lower costs due to the realignment of resources, particularly in our U.S. operations and headquarters, partially offset by increased costs in Europe and Asia due to geographic expansion. In addition, due to operating performance in 2007, our executives and certain other key employees determined that it was in the best interests of our Company and our stockholders to forfeit their 2007 stock option annual grants. This voluntary cancellation of these stock options resulted in lower variable components of equity compensation expense of $0.7 million in 2007 versus 2006. Operating expenses, as a percentage of revenues, were 18.3% in 2007 compared to 17.9% in 2006.

Operating expenses were $6.0 million, or 7.5%, higher in 2006 compared to 2005 due to higher corporate expenses, including equity compensation and legal expenses. These increases were offset slightly by lower field expenses, primarily due to reorganization efforts. Operating expenses, as a percentage of revenue, were 17.9% in 2006 compared to 18.0% in 2005.

Operating Income and Margin

Lower revenues and gross profit, partially offset by lower operating expenses, combined to cause operating income to decrease by $23.0 million, or 83.9%, to $4.4 million in 2007 compared to 2006. Rehabilitation operating margin, which is operating income as a percentage of revenue, declined to 1.0% in 2007 compared to 5.7% in 2006. The factors described above caused the weak results in 2007. Finally, in 2007, the Company recorded a $4.5 million gain on the settlement of litigation relating to patent infringement claims (see Note 9 to the consolidated financial statements contained in this report).

Higher revenues in 2006 were offset by higher subcontract and material costs, higher operating expenses and the effect of the aforementioned claim recognized in 2005. Consequently, operating income fell $2.0 million, or 6.8%, to $27.5 million in 2006 compared to $29.4 million in 2005. Operating margin similarly fell to 5.7% in 2006 compared to 6.6% in 2005.

Insituform Blue™ Products

During 2006, we launched new potable water infrastructure products with the name Insituform Blue™. Under the “Insituform Blue™” trademark, we operate with a variety of technologies geared to the global drinking water market. In 2007, our Insituform Blue™ work did not have a material effect on our consolidated results of operations. We expect that Insituform Blue™ products will contribute modest operating profits in 2008.

Tite Liner Segment

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Revenues	$41,606	$46,199	$38,523
Gross profit	15,929	15,378	11,440
Gross profit margin	38.3%	33.3%	29.7%
Operating expenses	6,809	6,525	5,335
Operating income	9,120	8,853	6,105
Operating margin	21.9%	19.2%	15.8%

Revenues

Revenues in our Tite Liner segment decreased by $4.6 million, or 9.9%, in 2007 compared to 2006 due primarily to weaker market conditions in Canada and South America, where revenues decreased 24.0% and 24.9%, respectively. Offsetting these declines were increased revenues in the U.S. and in Central America.

The December 31, 2007 Tite Liner segment backlog balance is the highest the Company has reported at any other quarter-end date in history. Backlog was $12.8 million at the beginning of 2007, which was less than half of the December 31, 2007 balance of $26.2 million. The primary driver of this change in backlog was the timing of projects awarded. Demand for Tite Liner™ products is normally strong during periods when pricing for oil and other mined commodities is high.

 Tite Liner segment revenues were $7.7 million, or 19.9%, higher in 2006 compared to 2005 due to strong performance across all business units of our Tite Liner business. Revenues from our North American operations increased by $6.0 million in 2006 compared to 2005, and revenues from our South American and Latin American operations increased by $1.7 million in 2006 compared to 2005.

Gross Profit and Margin

Despite lower revenues in 2007, gross profit was 3.6% higher in 2007 at $15.9 million, compared to $15.4 million in 2006, due to strong project execution. The Tite Liner segment gross profit margin percentages were 38.3% and 33.3% in 2007 and 2006, respectively. The higher gross profit margin in 2007 was principally due to improved margins worldwide resulting from improved operational efficiencies and improved project execution.

Gross profit in the Tite Liner business was $3.9 million, or 34.4%, higher in 2006 compared to 2005. In addition to higher revenues in 2006, Tite Liner’s gross profit margin was also 3.6 percentage points higher, at 33.3% in 2006 compared to 29.7% in 2005, due to improved operational efficiency and favorable pricing trends. North American operations achieved a 36.3% gross profit margin in 2006 compared to 35.1% in 2005, and South American operations achieved a 25.8% gross profit margin in 2006, compared to 17.1% in 2005.

Operating Expenses

Operating expenses in the Tite Liner segment increased slightly, by only 4.4%, in 2007 versus 2006. As a percentage of revenues, operating expenses were 16.4% in 2007 compared to 14.1% in 2006, primarily due to the addition of resources devoted to growth and project support.

Tite Liner operating expenses were $1.2 million, or 22.3%, higher in 2006 compared to 2005 due primarily to additional staffing and additional corporate expenses necessary to support anticipated growth in the Tite Liner business. As a percentage of revenues, operating expenses were 14.1% in 2006 compared to 13.8% in 2005.

Operating Income and Margin

Despite lower revenues in 2007, operating income increased by $0.3 million, or 3.0%, compared to 2006. Due to our strengthening gross profit margin during the period, the operating margin likewise, which is operating income as a percentage of revenues, increased to 21.9% in 2007 compared to 19.2% in 2006.

In 2006, the Tite Liner segment’s higher revenues and stronger gross profit margins were partially offset by higher operating expenses as compared to 2005. These combined factors resulted in operating income that was $2.7 million higher in 2006 compared to 2005. Operating margin was 19.2% in 2006, compared to 15.8% in 2005.

Other Income (Expense)

Interest expense decreased $1.4 million from $6.8 million in 2006 to $5.4 million in 2007 primarily related to the payoff of our Senior Notes, Series A, in February 2007. Interest expense decreased $1.7 million from $8.5 million in 2005 to $6.8 million in 2006 primarily related to a decrease in debt principal amortization in 2006. See “Liquidity and Capital Resources – Long-Term Debt” under this Item 7 for further discussion of debt instruments and related amendments.

Interest income decreased $0.4 million from $3.9 million in 2006 to $3.5 million in 2007 primarily due to fluctuations in interest rates on deposits. Interest income increased $1.8 million from $2.1 million in 2005 to $3.9 million in 2006 primarily due to higher interest rates and higher cash balances.

Other income decreased $2.3 million from $3.8 million in 2006 to $1.5 million in 2007 primarily due to large gains on non-operating property and asset disposals in 2006. Similarly, other income in 2006 was $4.6 million higher than the other expense of $0.8 million in 2005.

Taxes on Income (Tax Benefits)

Our effective tax rate in 2007 was (1.1)% and was lower than the federal statutory rate due to the benefit of amortization of intangibles, higher income in jurisdictions with rates lower than the U.S. rate, the release of a valuation allowance on certain foreign net operating losses, and the benefit of a federal motor fuels excise tax credit.

Our deferred tax assets in excess of deferred tax liabilities were $6.2 million, including a $3.4 million valuation allowance primarily related to foreign net operating losses. Deferred tax assets include $1.0 million of foreign tax credit carryforwards, which begin expiring in 2015, and $3.7 million in federal, state and foreign net operating loss carryforwards, net of applicable valuation allowances.

The 2006 effective tax rate of 31.8% was lower than the federal statutory rate due to the benefit of amortization of intangibles, higher income in jurisdictions with rates lower than the U.S. rate, the favorable tax treatment on the disposal of foreign property and the benefit of a federal motor fuels excise tax credit.

We provide for U.S. income taxes, net of available foreign tax credits, on earnings of consolidated international subsidiaries that we plan to remit to the U.S. We do not provide for U.S. income taxes on the remaining earnings of these subsidiaries, as we expect to reinvest these earnings overseas or we expect the taxes to be minimal based upon available foreign tax credits.

Our effective tax rate in any given year is dependent in part on the level of taxable income we generate in each of the foreign jurisdictions in which we operate. We do expect that our effective tax rate in 2008 will be lower that the U.S. statutory tax rate of 35%.

Minority Interests

Minority interests were $(0.5) million, $(0.3) million and $(0.2) million in 2007, 2006 and 2005, respectively, and principally relate to the 25% interest in the net income of Insituform Linings Public Limited Company held by Per Aarsleff A/S, a Danish contractor. Net income of Insituform Linings Public Limited Company increased in 2007 primarily due to revenue growth in our European operations.

Equity in Earnings of Affiliated Companies

Equity in earnings of affiliated companies decreased to $0.2 million during 2007 compared to $1.3 million during 2006. In 2007, we invested in start-up joint ventures in Hong Kong and Australia, and incurred losses in the early development stages. In addition, earnings in our German joint venture in 2007 were lower than in 2006, due to weaker market conditions in the German sewer rehabilitation market in 2007. Equity in earnings of affiliated companies of $0.9 million in 2005 was comprised entirely of earnings in our German joint venture.

Loss from Discontinued Operations

On March 29, 2007, we announced plans to exit our tunneling business in an effort to better align our operations with our long-term business strategy. We have classified the results of operations of our tunneling business as discontinued operations for all periods presented. At December 31, 2007, substantially all existing tunneling business activity had been completed.

Revenues from discontinued operations were $62.1 million, $69.3 million and $111.7 million in 2007, 2006 and 2005, respectively. Losses from discontinued operations, net of income taxes, were $10.3 million, $1.6 million and $7.0 million in 2007, 2006 and 2005, respectively. The lower activity in discontinued operations was due to the winding down of the business. During the year ended December 31, 2007, we recorded $17.9 million of non-recurring exit charges.

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

Backlog	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006
(in millions)
Rehabilitation	$234.1	$208.3	$193.1	$187.2	$201.7
Tite Liner	26.2	16.3	12.5	14.5	12.8
Total	$260.3	$224.6	$205.6	$201.7	$214.5

Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Liquidity and Capital Resources

Cash and Cash Equivalents

	December 31,
	2007	2006
	(In thousands)
Cash and equivalents	$78,961	$96,389
Restricted cash – in escrow	2,487	934

Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments in Europe.

Sources and Uses of Cash

We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt servicing and strategic investments. Our primary source of cash is operating activities. Besides operating activities, we occasionally borrow under our credit facility to fund operating activities, including working capital investments. Information regarding our cash flows for the years ended December 31, 2007, 2006 and 2005 is discussed below and is presented in our consolidated statements of cash flows contained in this report.

Cash Flows from Operations

Cash flows from continuing operating activities provided $9.6 million in 2007 compared to $43.6 million in 2006. The most significant component of the unfavorable variance from 2006 to 2007 was net income from continuing operations, which was $13.4 million lower in 2007 than in 2006. We used $18.2 million and $5.6 million of cash in 2007 and 2006, respectively, in relation to changes in operating assets and liabilities (working capital). In 2007, $13.8 million was used to pay down accounts payable and accrued expenses, as opposed to 2006, when $10.8 million was provided due to revenue growth and timing of vendor payments. Accounts receivables, including contract retainage and costs and earnings in excess of billings (unbilled receivables), increased by $2.0 and $17.4 million in 2007 and 2006, respectively. The increase in receivables, including contract retainage and unbilled receivables, was primarily due to an increase in days’ sales outstanding (“DSO”) which was 99 at December 31, 2007 compared to 89 at December 31, 2006. In 2007, cash flows from operations were negatively impacted by an increase of $4.2 million in net deferred income tax assets. The operating activities of our discontinued operations used $1.5 million and $3.9 million of cash in 2007 and 2006, respectively.

Cash flows from continuing operating activities provided $43.6 million in 2006 compared to $21.2 million in 2005. The most significant component of the favorable variance from 2005 to 2006 was net income from continuing operations, which was $6.1 million higher in 2006 than in 2005. Other factors affecting operating cash flows in 2006 were higher non-cash expenses, most notably, equity compensation expense of $4.3 million related to the effects of adoption of SFAS No. 123(R). Changes in operating assets and liabilities (working capital) used $5.6 million in 2006 compared to $21.7 million in 2005. Accounts receivables, including contract retainage and costs and earnings in excess of billings (unbilled receivables), was the largest component in the changes in working capital, as it increased by $17.4 million in 2006. The increase in receivables, including contract retainage and unbilled receivables, was primarily due to an increase in DSO which was 89 at December 31, 2006 compared to 86 at December 31, 2005. Other changes in working capital include inventories, which increased by $1.8 million from 2005 to 2006, due to dry tube production exceeding wet-out tube production late in the year. Prepaid expenses and other current assets increased by $1.9 million due primarily to $1.3 million in additional amounts and prejudgment interest related to a claim against our excess liability insurance carrier (see Note 12 to the consolidated financial statements contained in this report). Partially offsetting increases in current operating assets was an $10.8 million increase in accounts payable and accrued expenses, due to revenue growth and timing of vendor payments. The operating activities of our discontinued operations used $3.9 million and provided $2.4 million of cash in 2007 and 2006, respectively.

Cash Flows from Investing Activities

Investing activities from continuing operations used $12.4 million in 2007 compared to $11.0 million in 2006. The largest component of cash used by investing activities was capital expenditures of $15.0 million in 2007, compared to $19.7 million in 2006. Capital expenditures in 2007 were primarily for equipment used in our steam-inversion process and replacement of older equipment, primarily in the United States, and for the remodeling of an existing facility as our corporate headquarters in Chesterfield, Missouri. Capital expenditures in 2007 and 2006 were partially offset by $2.6 million and $7.3 million, respectively, in proceeds received from asset disposals. In 2006, an additional $1.4 million was received from the conversion of permanent life insurance policies on current and former employees. Capital expenditures of discontinued operations were $8.8 million and $0.9 million in 2007 and 2006, respectively. Substantially all of the capital expenditures of discontinued operations in 2007 related to the lease buy-outs of tunneling boring machines that were subsequently sold. Proceeds from fixed assets sales were $10.3 million and $4.8 million in 2007 and 2006, respectively.

Investing activities from continuing operations used $11.0 million in 2006 compared to $24.0 million in 2005. The largest component of cash used by investing activities was capital expenditures of $19.7 million in 2006, compared to $24.6 million in 2005. Capital expenditures in 2006 were primarily for equipment used in our steam-inversion process and replacement of older equipment, primarily in the United States. Capital expenditures were partially offset by $7.3 million in proceeds received primarily from asset disposals from sales of real estate in the United States and Europe. In 2006, an additional $1.4 million was received from the conversion of permanent life insurance policies on current and former employees. Capital expenditures of discontinued operations were $0.9 million and $2.4 million in 2006 and 2005, respectively. Proceeds from fixed assets sales were $4.8 million and $0.1 million in 2006 and 2005, respectively.

Cash Flows from Financing Activities

Financing activities from continuing operations used $11.4 million in 2007 compared to $12.4 million in 2006. In 2007, the largest component of financing activities was the scheduled debt amortization payment on our Senior Notes for $15.8 million. In addition, payments on notes payable used $2.0 million, while $2.0 million was received from notes payable, related to the financing of certain of our annual insurance premiums. Partially offsetting payments on our Senior Notes and notes payable were $4.2 million received from stock option exercises, and a tax benefit from stock option exercises of $0.1 million, which was recorded to additional paid-in capital.

Financing activities from continuing operations used $12.4 million in 2006 compared to $12.3 million in 2005. In 2006, the largest component of financing activities was the scheduled debt amortization payment on our Senior Notes for $15.7 million. In addition, payments on notes payable used $4.1 million, while $2.7 million were received from notes payable, related to the financing of certain of our annual insurance premiums. Partially offsetting payments on our Senior Notes and notes payable were $4.1 million received from stock option exercises, and a tax benefit from stock option exercises of $0.8 million, which was recorded to additional paid-in capital.

Long-Term Debt

Our total indebtedness as of December 31, 2007 consisted of our $65.0 million Senior Notes, Series 2003-A, due April 24, 2013, and $1.1 million of other notes related to the financing of certain insurance premiums. At December 31, 2006, our total indebtedness consisted of our $65.0 million Senior Notes, Series 2003-A, due April 24, 2013, $15.7 million remaining on our Senior Notes, Series A, due February 14, 2007, and $1.2 million of other notes related to the financing of certain insurance premiums. The Senior Notes, Series A and the other notes were paid off in February 2007.

On March 28, 2007, we amended our $65.0 million Senior Notes, Series 2003-A, due April 24, 2013, to exclude all non-recurring charges taken during the year ending December 31, 2007 relating to our exit from the tunneling operation, to the extent deducted in determining consolidated net income for such period, subject to a maximum amount of $34.2 million. In connection with the amendment, we paid the noteholders an amendment fee of 0.05% of the outstanding principal balance of Senior Notes, or $32,500. During the year ended December 31, 2007, we recorded $17.9 million of non-recurring exit charges.

As of December 31, 2007, we were in compliance with all of our debt covenants. We had no debt covenant violations in 2007, 2006 or 2005. We anticipate being in compliance with all of our debt covenants over the next 12 months.

We believe we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets for the next twelve months.

Disclosure of Contractual Obligations and Commitments

We have entered into various contractual obligations and commitments in the course of our ongoing operations and financing strategies. Contractual obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities or from commercial arrangements that are directly supported by related revenue-producing activities. Commercial commitments represent contingent obligations, which become payable only if certain pre-defined events were to occur, such as funding financial guarantees. See Note 12 to the consolidated financial statements contained in this report for further discussion regarding our commitments and contingencies.

We have entered into several contractual joint ventures in order to develop joint bids on contracts for our installation business. In these cases, we could be required to complete the joint venture partner’s portion of the contract if the partner were unable to complete its portion. We would be liable for any amounts for which we could not complete the work and for which a third-party contractor could not be located to complete the work for the amount awarded in the contract. While we would be liable for additional costs, these costs would be offset by any related revenues due under that portion of the contract. We have not experienced material adverse results from such arrangements. Based on these facts, we currently do not anticipate any future material adverse impact on our consolidated financial position, results of operations or cash flows from our contractual joint ventures.

The following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2007 (in thousands). This table includes cash obligations related to principal outstanding under existing debt arrangements and operating leases.

Payments Due by Period
Cash Obligations(1)(2)(3)(4)	Total	2008	2009	2010	2011	2012	Thereafter

Long-term debt(2)	$65,000	$-	$-	$-	$-	$-	$65,000
Interest on long-term debt(1)	23,380	4,251	4,251	4,251	4,251	4,251	2,125
Operating leases	22,343	9,401	6,037	3,348	1,853	404	1,300
Total contractual cash Obligations	$110,723	$13,652	$10,288	$7,599	$6,104	$4,655	$68,425

(1)
Cash obligations herein are not discounted. See Notes 6 and 12 to the consolidated financial statements contained in this report regarding long-term debt and commitments and contingencies, respectively.

(2)
As of December 31, 2007, no amounts were borrowed on the $35.0 million credit facility. The available balance was $20.4 million, and the commitment fee was 0.2%. The remaining $14.6 million was used for non-interest bearing letters of credit, $14.5 million of which were collateral for insurance and $0.1 million for work performance.

(3)
Liabilities related to Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”) have not been included in the table above because we are uncertain as to if or when such amounts may be settled. See Note 11 to the consolidated financial statements contained in this report for further information.

(4)	There were no purchase commitments at December 31, 2007.

Off-Balance Sheet Arrangements

We use various structures for the financing of operating equipment, including borrowings, operating and capital leases, and sale-leaseback arrangements. All debt is presented in the balance sheet. Our future commitments were $110.7 million at December 31, 2007. We also have exposure under performance guarantees by contractual joint ventures and indemnification of our surety. However, we have never experienced any material adverse effects to our consolidated financial position, results of operations or cash flows relative to these arrangements. All of our unconsolidated joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 12 to our consolidated financial statements contained in this report regarding commitments and contingencies.

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

Revenue Recognition – Percentage-of-Completion Method

We recognize revenue and costs as construction and installation contracts progress using the percentage-of-completion method of accounting, which relies on total expected contract revenues and estimated total costs. Under this method, estimated contract revenues and resulting gross profit margin are recognized based on actual costs incurred to date as a percentage of total estimated costs. We follow this method since reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and gross profit are subject to revisions as the contract progresses to completion. Total estimated costs, and thus contract gross profit, are impacted by changes in productivity, scheduling and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, customer needs, customer delays in providing approvals, labor availability, governmental regulation and politics also may affect the progress and estimated cost of a project’s completion and thus the timing of revenue recognition and gross profit. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. When current estimates of total contract costs indicate that the contract will result in a loss, the projected loss is recognized in full in the period in which the loss becomes evident. Revenues from change orders, extra work, variations in the scope of work and claims are recognized when it is probable that they will result in additional contract revenue and when the amount can be reliably estimated.

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

Equity-Based Compensation

We record expense for equity-based compensation awards, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units based on the fair value recognition provisions contained in Statement of Financial Accounting Standards 123(R), Share Based Payment. Fair value of stock option awards is determined using an option pricing model that is based on established principles of financial economic theory. Fair value of restricted stock and deferred stock unit awards is determined using our company’s closing stock price on the grant date. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for valuation of stock option awards. Volatility and expected term assumptions are based on our company’s historical experience. The risk-free rate is based on a U.S. Treasury note with a maturity similar to the option award’s expected term. Discussion of our implementation of SFAS No. 123(R) is described in Note 8 to the consolidated financial statements contained in this report.

Goodwill Impairment

Under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Factors that could potentially trigger an impairment review include (but are not limited to):

•	significant underperformance of a segment relative to expected, historical or projected future operating results;
•	significant negative industry or economic trends; and
•	significant changes in the strategy for a segment including extended slowdowns in the sewer rehabilitation market.

In accordance with the provisions of SFAS No. 142, we calculate the fair value of our reporting units and compare such fair value to the carrying value of those reporting units to determine if there is any indication of goodwill impairment. Our reporting units consist of North American rehabilitation, European rehabilitation and Tite Liner. At December 31, 2007, goodwill was $102.3 million, $19.4 million and $0.9 million for our North American rehabilitation, European rehabilitation and Tite Liner reporting units, respectively. To calculate reporting unit fair value, we utilize a discounted cash flow analysis based upon, among other things, certain assumptions about expected future operating performance. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in our weighted average cost of capital or changes in operating performance. An impairment charge will be recognized to the extent that the implied fair value of the goodwill balances for each reporting unit is less than the related carrying value.

Taxation

We provide for estimated income taxes payable or refundable on current year income tax returns, as well as the estimated future tax effects attributable to temporary differences and carryforwards, in accordance with the Statement of Financial Accounting Standards 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 also requires that a valuation allowance be recorded against any deferred tax assets that are not likely to be realized in the future. The determination is based on our ability to generate future taxable income and, at times, is dependent on our ability to implement strategic tax initiatives to ensure full utilization of recorded deferred tax assets. Should we not be able to implement the necessary tax strategies, we may need to record valuation allowances for certain deferred tax assets, including those related to foreign income tax benefits. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowances recorded against net deferred tax assets.

In accordance with FIN No. 48, tax benefits from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. In addition, this recognition model includes a measurement attribute that measures the position as the largest amount of tax that is greater than 50% likely of being ultimately realized upon ultimate settlement in accordance with FIN No. 48. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN No. 48 effective January 1, 2007 as discussed below.

We recognize tax liabilities in accordance with FIN No. 48 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. While we believe the resulting tax balances as of December 31, 2007 and 2006 are appropriately accounted for in accordance with FIN No. 48 and SFAS No. 109, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to the consolidated financial statements and such adjustments could be material.

Long-Lived Assets

Property, plant and equipment, goodwill and other identified intangibles (primarily patents, trademarks, licenses and non-compete agreements) are recorded at cost and, except for goodwill, are amortized on a straight-line basis over their estimated useful lives. Changes in circumstances such as technological advances, changes to our business model or changes in our capital strategy can result in the actual useful lives differing from our estimates. If we determine that the useful life of our property, plant and equipment or our identified intangible assets should be changed, we would depreciate or amortize the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing or decreasing depreciation or amortization expense.

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

Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48. This interpretation prescribes a more-likely-than-not threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure of uncertain tax positions in financial statements.

We adopted the provisions of FIN No. 48 on January 1, 2007 and, as a result, increased our liability for unrecognized tax benefits by $2.8 million of which $0.3 million was recorded as a reduction of the beginning balance of retained earnings. The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $0.7 million.

We recognize interest and penalties accrued related to unrecognized tax benefits in the tax provision. Upon adoption of FIN No. 48, we accrued $0.6 million for interest. In addition, during 2007, approximately $0.2 million was accrued for interest.

We believe that it is reasonably possible that the total amount of unrecognized tax benefits will change in 2008. We have certain tax return years subject to statutes of limitation that will expire within twelve months. Unless challenged by tax authorities, the expiration of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of approximately $0.4 million in 2008.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

We are exposed to the effect of interest rate changes and of foreign currency and commodity price fluctuations. We currently do not use derivative contracts to manage interest rate and commodity risks. From time to time, we may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations to hedge our foreign exchange risk.

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at December 31, 2007 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt. The fair value of our long-term debt, including current maturities and the amount of outstanding borrowings on the line of credit facility, approximated its carrying value at December 31, 2007. Market risk was estimated to be $0.2 million as the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at December 31, 2007.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliates operating solely outside of the U.S. and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At December 31, 2007, a substantial portion of our cash and cash equivalents were denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $3.7 million impact to our equity through accumulated other comprehensive income.

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At December 31, 2007, there were foreign currency hedge instruments outstanding with notional amounts of $20.0 million Canadian dollars, €5.0 million and £5.0 million related to our net investment in our foreign operations. See Note 13 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

Commodity Risk

We have exposure to the effect of limitations on supply and changes in commodity pricing relative to a variety of raw materials that we purchase and use in our operating activities, most notably, resin, chemicals, staple fiber, fuel and pipe. We manage this risk by entering into agreements with certain suppliers utilizing a request for proposal, or RFP, format and purchasing in bulk, when possible. We also manage this risk by continuously updating our estimation systems for bidding contracts so that we are able to price our products and services appropriately to our customers. However, we face exposure on contracts in process that have already been priced and are not subject to any cost adjustments in the contract. This exposure is potentially more significant on our longer-term projects.

We were previously subject to a resin supply contract for the purchase and sale of certain proprietary resins we use in our North American operations. The contract provided for the exclusive sale of our proprietary resins by the vendor to us or to third parties that we designated. Pursuant to the terms of the contract, we terminated the contract effective December 31, 2007. To diversify our supplier base, we solicited proposals from resin suppliers and have qualified a number of vendors in North America that can and are currently delivering proprietary resins that meet our specifications. In 2008, we anticipate obtaining a majority of our global resin requirements from multiple suppliers, thus reducing the risks inherent in concentrated supply streams.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control Over Financial Reporting	32

Report of Independent Registered Public Accounting Firm	33

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005	34

Consolidated Balance Sheets, December 31, 2007 and 2006	35

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005	36

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	37

Notes to Consolidated Financial Statements	28

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Under the supervision and with the participation of Company management, including the Interim Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer), an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In performing this evaluation, management employed the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.

Based on the criteria set forth in Internal Control – Integrated Framework, management, including the Company’s Interim Chief Executive Officer and its Chief Financial Officer, has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Company management does not expect that its system of internal control over financial reporting and procedures will prevent all misstatements due to inherent limitations. Therefore, management’s assessment provides reasonable, but not absolute, assurance that misstatements will be prevented and/or detected by the established internal control and procedures over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

/s/ Alfred L. Woods
Alfred L. Woods Interim Chief Executive Officer (Principal Executive Officer)

/s/ David A. Martin
David A. Martin Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of Insituform Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Insituform Technologies, Inc. and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions as of January 1, 2007 and its method of accounting for stock-based compensation as of January 1, 2006.

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
March 7, 2008

Insituform Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands, except per share amounts)

	2007	2006	2005
Revenues	$495,570	$527,419	$483,595
Cost of revenues	396,462	398,416	362,569
Gross profit	99,108	129,003	121,026
Operating expenses	90,078	92,692	85,481
Gain on settlement of litigation	(4,500)	–	–
Operating income	13,530	36,311	35,545
Other income (expense):
Interest expense	(5,368)	(6,834)	(8,465)
Interest income	3,458	3,888	2,081
Other	1,451	3,799	(775)
Total other income (expense)	(459)	853	(7,159)
Income before taxes on income (tax benefits)	13,071	37,164	28,386
Taxes on income (tax benefits)	(149)	11,826	8,913
Income before minority interests and equity in earnings of affiliated companies	13,220	25,338	19,473
Minority interests	(525)	(316)	(166)
Equity in earnings of affiliated companies	171	1,281	853
Income from continuing operations	12,866	26,303	20,160
Loss from discontinued operations, net of tax	(10,323)	(1,625)	(7,000)
Net income	$2,543	$24,678	$13,160

Earnings (loss) per share:
Basic:
Income from continuing operations	$0.47	$0.97	$0.75
Loss from discontinued operations	(0.38)	(0.06)	(0.26)
Net income	$0.09	$0.91	$0.49
Diluted:
Income from continuing operations	$0.47	$0.96	$0.75
Loss from discontinued operations	(0.38)	(0.06)	(0.26)
Net income	$0.09	$0.90	$0.49

The accompanying notes are an integral part of the consolidated financial statements.

Insituform Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2007 and 2006
(In thousands, except share information)

Assets	2007	2006
Current assets
Cash and cash equivalents	$78,961	$96,389
Restricted cash	2,487	934
Receivables, net	85,774	83,009
Retainage	23,444	27,509
Costs and estimated earnings in excess of billings	40,590	31,425
Inventories	17,789	17,665
Prepaid expenses and other assets	28,975	25,084
Current assets of discontinued operations	31,269	28,349
Total current assets	309,289	310,364
Property, plant and equipment, less accumulated depreciation	73,368	76,432
Other assets
Goodwill	122,560	122,620
Other assets	26,532	15,342
Total other assets	149,092	137,962
Non-current assets of discontinued operations	9,391	25,311

Total Assets	$541,140	$550,069

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt and line of credit	$1,097	$16,814
Accounts payable and accrued expenses	87,935	96,321
Billings in excess of costs and estimated earnings	8,602	9,511
Current liabilities of discontinued operations	14,830	13,859
Total current liabilities	112,464	136,505
Long-term debt, less current maturities	65,000	65,046
Other liabilities	7,465	3,686
Non-current liabilities of discontinued operations	953	4,040
Total liabilities	185,882	209,277
Minority interests	2,717	2,181

Stockholders’ equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	–	–
Common stock, $.01 par – shares authorized 60,000,000; shares issued 27,470,623 and 29,597,044; shares outstanding 27,470,623 and 27,239,580	275	296
Additional paid-in capital	104,332	149,802
Retained earnings	238,976	236,763
Treasury stock, at cost – 0 and 2,357,464 shares	–	(51,596)
Accumulated other comprehensive income	8,958	3,346
Total stockholders’ equity	352,541	338,611

Total Liabilities and Stockholders’ Equity	$541,140	$550,069

The accompanying notes are an integral part of the consolidated financial statements.

Insituform Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands, except number of shares)

	Common Stock Shares Amount		Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
BALANCE, December 31, 2004	29,174,019	$292	$137,468	$198,925	$(51,596)	$4,747	$289,836

Net income	–	–	–	13,160	–	–	13,160	$13,160
Issuance of common stock upon exercise of options, including income tax benefit of $163	107,613	1	1,606	–	–	–	1,607	–
Restricted stock issued (See Note 8)	55,000	1	(1)	–	–	–	–	–
Amortization and forfeitures of restricted stock	(41,783)	(0)	299	–	–	–	298	–
Foreign currency translation adjustment	–	–	–	–	–	(1,405)	(1,405)	(1,405)
Total comprehensive income	-	-	-	-	-	-	-	$11,755
BALANCE, December 31, 2005	29,294,849	$293	$139,372	$212,085	$(51,596)	$3,342	$303,496

Net income	–	–	–	24,678	–	–	24,678	$24,678
Issuance of common stock upon exercise of options, including income tax benefit of $772	243,370	2	4,892	–	–	–	4,894	–
Distribution of shares pursuant to Deferred Stock Unit awards	9,525	0	50	–	–	–	50	–
Reclassification of deferred stock units in accordance with SFAS No. 123(R)	–	–	1,235	–	–	–	1,235	–
Restricted stock issued (See Note 8)	50,800	1	(1)	–	–	–	–	–
Amortization and forfeitures of restricted stock	(1,500)	(0)	–	–	–	–	(0)	–
Equity based compensation expense	–	–	4,254	–	–	–	4,254	–
Foreign currency translation adjustment	–	–	–	–	–	4	4	4
Total comprehensive income	–	–	–	–	–	–	–	$24,682
BALANCE, December 31, 2006	29,597,044	$296	$149,802	$236,763	$(51,596)	$3,346	$338,611

Net income	–	–	–	2,543	–	–	2,543	$2,543
FIN No. 48 adjustment	–	–	–	(330)	–	–	(330)	–
Issuance of common stock upon exercise or redemption of equity compensation instruments, including tax benefit of $148	231,043	2	4,395	–	–	–	4,397	–
Restricted stock units issued	68,247	1	(1)	–	–	–	–	–
Amortization and forfeitures of restricted stock shares and units	(68,247)	(0)	(1,058)	–	–	–	(1,058)	–
Common stock retired	(2,357,464)	(24)	(51,572)	–	51,596	–	–	–
Equity based compensation expense	–	–	2,766	–	–	–	2,766	–
Foreign currency translation adjustment	–	–	–	–	–	5,612	5,612	5,612
Total comprehensive income	–	–	–	–	–	–	–	$8,155
BALANCE, December 31, 2007	27,470,623	$275	$104,332	$238,976	$–	$8,958	$352,541

The accompanying notes are an integral part of the consolidated financial statements.

Insituform Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$2,543	$24,678	$13,160
Loss from discontinued operations	10,323	1,625	7,000
Income from continuing operations	12,866	26,303	20,160
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	16,252	16,620	16,372
(Gain) loss on sale of fixed assets	389	(3,223)	2,588
Equity-based compensation expense	2,766	4,254	837
Deferred income taxes	(4,205)	908	3,523
Other	(281)	4,298	(557)
Changes in operating assets and liabilities:
Restricted cash	(1,569)	4,653	(3,883)
Receivables net, retainage and costs and estimated earnings in excess of billings	(2,039)	(17,357)	(23,624)
Inventories	2,008	(1,766)	(2,859)
Prepaid expenses and other assets	(2,857)	(1,922)	(7,659)
Accounts payable and accrued expenses	(13,755)	10,837	16,288
Net cash provided by operating activities of continuing operations	9,575	43,605	21,186
Net cash provided by (used in) operating activities of discontinued operations	(1,532)	(3,863)	2,372
Net cash provided by operating activities	8,043	39,742	23,558

Cash flows from investing activities:
Capital expenditures	(14,978)	(19,713)	(24,647)
Proceeds from sale of fixed assets	2,610	7,296	1,232
Liquidation of life insurance cash surrender value	–	1,423	–
Other investing activities	–	–	(557)
Net cash used in investing activities of continuing operations	(12,368)	(10,994)	(23,972)
Net cash provided by (used in) investing activities of discontinued operations	1,530	3,861	(2,370)
Net cash used in investing activities	(10,838)	(7,133)	(26,342)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,247	4,122	1,243
Additional tax benefit from stock option exercises recorded in additional paid-in capital	148	772	–
Proceeds from notes payable	1,966	2,662	6,179
Principal payments on notes payable	(1,959)	(4,101)	(3,650)
Principal payments on long-term debt	(15,768)	(15,735)	(15,779)
Changes in restricted cash related to financing activities	–	(106)	(260)
Net cash used in financing activities	(11,366)	(12,386)	(12,267)
Effect of exchange rate changes on cash	(3,269)	(899)	(1,126)
Net (decrease) increase in cash and cash equivalents for the period	(17,430)	19,324	(16,177)
Cash and cash equivalents, beginning of year	96,393	77,069	93,246
Cash and cash equivalents, end of year	$78,963	$96,393	$77,069

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$5,037	$6,402	$7,759
Income taxes paid (refunded), net	6,389	7,637	(5,218)

The accompanying notes are an integral part of the consolidated financial statements.

Insituform Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.      DESCRIPTION OF BUSINESS

Insituform Technologies, Inc. (a Delaware corporation) (the “Company”) is a leading worldwide provider of proprietary technologies and services for rehabilitating sewer, water and other underground piping systems. The Company’s primary technology is the Insituform® process, a proprietary cured-in-place pipeline rehabilitation process (the “Insituform® CIPP Process”), including certain processes tailored for the rehabilitation of small-diameter and of large diameter sewer pipelines. The Company also has methods of rehabilitating water infrastructure, including using high-density polyethylene liners for rehabilitating transmission and distribution water mains, using polyester-reinforced polyethylene lining systems for the rehabilitation of distribution water mains and employing a robotic method for reinstating potable water service connections from inside a main. The Company’s Tite Liner® process is a proprietary method of lining new and existing pipe with a corrosion and abrasion resistant polyethylene pipe.

2.      SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries, the most significant of which is a 75%-owned United Kingdom subsidiary, Insituform Linings Public Company Limited. For contractual joint ventures, the Company recognizes revenue, costs and profits on its portion of the contract using percentage-of-completion accounting. All significant intercompany transactions and balances have been eliminated. Investments in entities in which the Company does not have significant control nor meet the characteristics of a variable interest entity, and for which the Company has 20% to 50% ownership are accounted for by the equity method. We have classified the results of operations of our tunneling business as discontinued operations for all periods presented.

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

Equity-Based Compensation

The Company records expense for equity-based compensation awards, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units based on the fair value recognition provisions contained in Statement of Financial Standards (“SFAS”) No. FAS 123(R), Share Based Payment (“SFAS No. 123(R)”). Fair value of stock option awards is determined using an option pricing model that is based on established principles of financial economic theory. Fair value of restricted share and deferred stock unit awards is determined using the Company’s closing stock price on the award date. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for valuation of stock option awards. Volatility and expected term assumptions are based on the Company’s historical experience. The risk-free rate is based on a U.S. Treasury note with a maturity similar to the option award’s expected term. Discussion of the Company’s implementation of SFAS No. 123(R) is described in Note 8.

Revenues

Revenues include construction and installation revenues that are recognized using the percentage-of-completion method of accounting in the ratio of costs incurred to estimated final costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and equipment costs. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. When estimates indicate that a loss will be incurred on a contract on completion, a provision for the expected loss is recorded in the period in which the loss becomes evident. At December 31, 2007 and 2006, the Company had provided $0.6 million and $0.2 million for expected losses on contracts. Revenues from change orders, extra work, variations in the scope of work and claims are recognized when it is probable that they will result in additional contract revenue and when the amount can be reliably estimated.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs of $4.2 million, $3.6 million and $2.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, are included in operating expenses in the accompanying consolidated statements of income.

Taxation

The Company provides for estimated income taxes payable or refundable on current year income tax returns as well as the estimated future tax effects attributable to temporary differences and carryforwards, based upon enacted tax laws and tax rates, and in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 also requires that a valuation allowance be recorded against any deferred tax assets that are not likely to be realized in the future.

Earnings Per Share

Earnings per share have been calculated using the following share information:

	2007	2006	2005
Weighted average number of common shares used for basic EPS	27,330,835	27,043,651	26,782,818
Effect of dilutive stock options, stock appreciation rights, restricted stock and deferred stock units (Note 8)	314,094	460,617	168,766
Weighted average number of common shares and dilutive potential common stock used in diluted EPS	27,644,928	27,504,268	26,951,584

The Company excluded 443,085, 210,407 and 656,411 stock options in 2007, 2006 and 2005, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

Classification of Current Assets and Current Liabilities

The Company includes in current assets and current liabilities certain amounts realizable and payable under construction contracts that may extend beyond one year. The construction periods on projects undertaken by the Company generally range from less than one month to 24 months.

Cash, Cash Equivalents and Restricted Cash

The Company classifies highly liquid investments with original maturities of 90 days or less as cash equivalents. Recorded book values are reasonable estimates of fair value for cash and cash equivalents. Restricted cash consists of payments from certain customers placed in escrow in lieu of retention in case of potential issues regarding future job performance by the Company or advance customer payments in Europe. Restricted cash is similar to retainage and is therefore classified as a current asset, consistent with the Company’s policy on retainage.

Retainage

Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of revenue earned by the Company but held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract. Retainage is generally collected within one year of the completion of a contract, although collection can take up to two years in Europe. There was no retainage due after one year at December 31, 2007 and 2006.

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

Long-Lived Assets

Property, plant and equipment, goodwill and other identified intangibles (primarily patents, trademarks, licenses and non-compete agreements) are recorded at cost and, except for goodwill, are amortized on a straight-line basis over their estimated useful lives. Changes in circumstances such as technological advances, changes to the Company’s business model or changes in the Company’s capital strategy can result in the actual useful lives differing from our estimates. If the Company determines that the useful life of its property, plant and equipment or our identified intangible assets should be changed, the Company would depreciate or amortize the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing or decreasing depreciation or amortization expense.

Long-lived assets, including property, plant and equipment, and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such impairment tests are based on a comparison of undiscounted cash flows to the recorded value of the asset. The estimate of cash flow is based upon, among other things, assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company did not identify any long-lived assets of its continuing operations as being impaired during 2007, 2006 and 2005.

Goodwill

Under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company assesses recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company performs its annual impairment tests for goodwill in the fourth quarter. In accordance with the provisions of SFAS No. 142, the Company calculates the fair value of its reporting units and compares such fair value to the carrying value of the reporting unit to determine if there is any indication of goodwill impairment. The Company’s reporting units consist of North American rehabilitation, European rehabilitation and Tite Liner. To calculate reporting unit fair value, the Company utilizes a discounted cash flow analysis based upon, among other things, certain assumptions about expected future operating performance. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in the Company’s weighted average cost of capital or changes in operating performance. An impairment charge will be recognized to the extent that the implied fair value of the goodwill balances for each reporting unit is less than the related carrying value. The Company did not identify any goodwill of its continuing operations as being impaired based on management’s impairment analyses performed during 2007, 2006 and 2005. See Note 5 regarding acquired intangible assets and goodwill. See Note 3 regarding goodwill related to discontinued operations.

Foreign Currency Translation

Results of operations for foreign entities are translated using the average exchange rates during the period. Current assets and liabilities are translated to U.S. dollars using the exchange rates in effect at the balance sheet date, and the related translation adjustments are reported as a separate component of stockholders’ equity.

Newly Adopted Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Standard No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). This standard revises the measurement, valuation and recognition of financial accounting and reporting standards for equity-based employee compensation plans contained in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). The new rules require companies to expense the value of employee stock options and similar equity-based compensation awards based on fair value recognition provisions determined on the date of grant. The new standard became effective for the Company on January 1, 2006. The Company’s implementation of this standard is described in Note 8.

In July 2006, the Financial Accounting Standards Board issued Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which describes a comprehensive model for the measurement, recognition, presentation and disclosure of uncertain tax positions in the financial statements. Under the interpretation, the financial statements are to reflect expected future tax consequences of such positions presuming the tax authorities’ full knowledge of the position and all relevant facts, but without considering time values. The new standard became effective for the Company on January 1, 2007. The Company’s implementation of this standard is described in Note 11.

Accounting Pronouncements Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. Management does not believe that adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 will be effective for the Company beginning January 1, 2008. Management does not believe that adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141(R)”) which replaces SFAS No. 141, Business Combinations, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This Statement amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that the adoption of SFAS No. 160 will have on our consolidated financial position, results of operations and cash flows; however the Company does have certain noncontrolling interests in consolidated subsidiaries. If SFAS No. 160 had been applied as of December 31, 2007, the $2.7 million reported as minority interest in the liabilities section on our consolidated balance sheet would have been reported as $2.7 million of noncontrolling interest in subsidiaries in the equity section of our consolidated balance sheet.

3.      DISCONTINUED OPERATIONS

On March 29, 2007, the Company announced plans to exit its tunneling business in an effort to better align its operations with its long-term strategic initiatives. The Company has classified the results of operations of its tunneling business as discontinued operations for all periods presented. At December 31, 2007, substantially all existing tunneling business activity had been completed.

During 2007, the Company recorded a total of $5.9 million (pre-tax) related to these activities, including expense for $3.8 million (pre-tax) associated with lease terminations and buyouts, $1.9 million (pre-tax) for employee termination benefits and retention incentives and $0.2 million related to debt financing fees paid on March 28, 2007 in connection with certain amendments to the Company’s Senior Notes and credit facility relating to the closure of the tunneling business. The Company also incurred impairment charges for goodwill and other intangible assets of $9.0 million in the first quarter of 2007. These impairment charges occurred as a result of a thorough review of the fair value of assets and future cash flows to be generated by the business. This review concluded that insufficient fair value existed to support the value of the goodwill and other intangible assets recorded on the balance sheet.

In addition, in 2007, the Company recorded charges totaling $3.0 million (pre-tax) for equipment and other assets. These charges related to assets that, at the date of the announcement, were not being utilized in the business. The impairment was calculated by subtracting current book values from estimated fair values of each of the idle assets. Fair values were determined using data from recent sales of similar assets and other market information. The Company believes the fair value of the remaining fixed assets exceeded the carrying value as of December 31, 2007.

Operating results for discontinued operations are summarized as follows for the years ended December 31 (in thousands):

	2007	2006	2005

Revenues	$62,062	$69,296	$111,687
Gross profit (loss)	3,386	(1,049)	(4,185)
Operating expenses	2,479	3,803	7,617
Closure charges of tunneling business	17,917	–	–
Operating loss	(17,010)	(4,852)	(11,802)
Loss before tax benefits	(15,298)	(2,394)	(11,725)
Tax benefits	(4,975)	(769)	(4,725)
Net loss	(10,323)	1,625	(7,000)

Balance sheet data for discontinued operations was as follows at December 31 (in thousands):

	2007	2006

Receivables, net	$9,001	$7,669
Retainage	9,122	9,684
Costs and estimated earnings in excess of billings	9,063	10,087
Property, plant and equipment, less accumulated depreciation	6,434	14,021
Goodwill	–	8,920
Total assets	40,660	53,660
Billings in excess of costs and estimated earnings	2,768	2,860
Total liabilities	15,783	17,899

4.      SUPPLEMENTAL BALANCE SHEET INFORMATION

Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31 (in thousands):

	2007	2006	2005

Balance, at beginning of year	$2,600	$2,718	$4,031
Charged to (reversed from) expense	110	180	(24)
Write-offs and adjustments	(292)	(298)	(1,289)
Balance, at end of year	$2,418	$2,600	$2,718

Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following at December 31 (in thousands):

	2007	2006

Costs incurred on uncompleted contracts	$399,301	$270,493
Estimated earnings to date	38,914	57,318
Subtotal	438,215	327,811
Less – Billings to date	(406,227)	(305,897)
Total	$31,988	$21,914
Included in the accompanying balance sheets:
Costs and estimated earnings in excess of billings	$40,590	$31,425
Billings in excess of costs and estimated earnings	(8,602)	(9,511)
Total	$31,988	$21,914

Costs and estimated earnings in excess of billings represent work performed that could not be billed either due to contract stipulations or lacking required contractual documentation. Substantially all unbilled amounts are expected to be billed and collected within one year.

Inventories

Inventories are summarized as follows at December 31 (in thousands):

	2007	2006

Raw materials and supplies	$3,512	$3,072
Work-in-process	5,020	3,897
Finished products	1,150	2,210
Construction materials	8,107	8,486
Total	$17,789	$17,665

Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31 (in thousands):

	Estimated Useful Lives (Years)	2007	2006

Land and land improvements		$8,425	$8,171
Buildings and improvements	5 – 40	30,439	27,285
Machinery and equipment	4 – 10	84,754	84,823
Furniture and fixtures	3 – 10	10,750	8,301
Autos and trucks	3 – 10	35,915	39,146
Construction in progress		5,793	9,539
Subtotal		176,076	177,265
Less – Accumulated depreciation		(102,708)	(100,833)
Total		$73,368	$76,432

Depreciation expense was $16.0 million, $15.3 million and $14.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Other Assets

Other assets are summarized as follows at December 31 (in thousands):

	2007	2006

Investment in affiliates	$8,919	$8,258
License agreements	1,918	2,081
Customer relationships	1,285	1,406
Patents and trademarks	4,329	2,765
Deferred income tax assets, net	4,542	–
Notes receivable from affiliated companies	1,551	–
Non-current tax recoverable	2,352	–
Other	1,636	832
Total	$26,532	$15,342

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31 (in thousands):

	2007	2006

Accounts payable – trade	$50,524	$56,683
Estimated casualty and healthcare liabilities	18,994	20,175
Job costs	13,277	12,777
Compensation and bonus accruals	3,711	5,125
Interest	791	1,314
Job loss reserves	595	197
Other	43	50
Total	$87,935	$96,321

Casualty Insurance and Healthcare Liabilities

The Company obtains actuarial estimates of its liabilities on a quarterly basis and adjusts its reserves accordingly. Estimated casualty insurance and healthcare benefits liabilities are summarized as follows at December 31 (in thousands):

	2007	2006
Casualty insurance	$17,461	$18,370
Healthcare benefits	1,533	1,805
Total	$18,994	$20,175

5.      ACQUIRED INTANGIBLE ASSETS AND GOODWILL

In accordance with the requirements of SFAS No. 142, Goodwill and Other Intangible Assets, the Company performed annual impairment tests for goodwill in the fourth quarter of 2007 and 2006. Management retained an independent party to perform a valuation of the Company’s reporting units, which consist of North American rehabilitation, European rehabilitation and Tite Liner, and determined that no impairment of goodwill existed.

Changes in the carrying amount of goodwill for the year ended December 31, 2007 were as follows (in thousands):

Rehabilitation

Balance as of December 31, 2006	$122,620
Foreign currency adjustment	(60)
Balance as of December 31, 2007	$122,560

Amortized intangible assets were as follows (in thousands):

		As of December 31, 2007			As of December 31, 2006
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

License agreements	23	$3,894	$(1,976)	$1,918	$3,894	$(1,813)	$2,081
Customer relationships	12	1,797	(512)	1,285	1,797	(391)	1,406
Patents and trademarks	15	17,942	(13,613)	4,329	16,048	(13,283)	2,765
Total		$23,633	$(16,101)	$7,532	$21,739	$(15,487)	$6,252

	2007	2006
For the year ended December 31:
Aggregate amortization expense:	$265	$707

Estimated amortization expense:
For year ending December 31, 2008	$852
For year ending December 31, 2009	852
For year ending December 31, 2010	787
For year ending December 31, 2011	740
For year ending December 31, 2012	483

6.      LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt, line of credit and notes payable consisted of the following at December 31 (in thousands):

	2007	2006
8.88% Senior Notes, Series A, payable in $15,715 annual installments beginning February 2001 through 2007, with interest payable semiannually	$–	$15,710
6.54% Senior Notes, Series 2003-A, due April 24, 2013	65,000	65,000
Other notes with interest rates from 5.0% to 10.5%	1,097	1,150
Subtotal	66,097	81,860
Less – Current maturities and notes payable	(1,097)	(16,814)
Total	$65,000	$65,046

Principal payments required to be made for each of the next five years and thereafter are summarized as follows (in thousands):

Year	Amount
2008	$1,097
2009	–
2010	–
2011	–
2012	–
Thereafter	65,000
Total	$66,097

At December 31, 2007 and 2006, the estimated fair value of the Company’s long-term debt was approximately $63.5 million and $74.4 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity.

Senior Notes

On March 28, 2007, the Company amended its $65.0 million Senior Notes, Series 2003-A, due April 24, 2013, to include in the definition of EBITDA all non-recurring charges taken during the year ended December 31, 2007 relating to the Company’s exit from the tunneling operation to the extent deducted in determining consolidated net income for such period, subject to a maximum amount of $34.2 million. In connection with the amendment, the Company paid the noteholders an amendment fee of 0.05% of the outstanding principal balance of Senior Notes, or $32,500. Through December 31, 2007, $17.9 million of non-recurring exit charges were recorded.

In February 2007, the Company made the final scheduled payment of $15.7 million on its Senior Notes, Series A, due February 14, 2007.

Credit Facility

At December 31, 2007, the Company had $14.6 million in letters of credit issued and outstanding under a credit facility with Bank of America, $14.5 million of which was collateral for the benefit of certain of the Company’s insurance carriers and $0.1 million was collateral for work performance. The $35.0 million credit facility allows the Company to borrow under a line of credit and/or through standby letters of credit. There were no other outstanding borrowings under the line of credit facility at December 31, 2007, resulting in $20.4 million in available borrowing capacity under the line of credit facility as of that date.

The credit facility matures April 30, 2008. We anticipate extending the credit facility for another 12 months upon maturity at similar terms. The interest rate on any borrowings under the credit facility equals LIBOR plus a spread determined by the consolidated leverage ratio on our Senior Notes, Series 2003-A.

During 2007, there was financing of certain annual insurance premiums in the amount of $2.6 million, of which $1.1 million remained outstanding at December 31, 2007. These notes will be repaid in full during 2008.

On March 28, 2007, the Company amended its $35.0 million credit facility with Bank of America, N.A., to incorporate by reference certain amendments to its Senior Notes, Series 2003-A, due April 24, 2013, described above. In connection with the amendment, the Company paid Bank of America, N.A., an amendment fee of 0.05% of the borrowing capacity of the credit facility, or $17,500.

At December 31, 2007 and 2006, the Company had no borrowings on the credit facility.

Debt Covenants

At December 31, 2007, the Company was in compliance with all of its debt covenants as required under the Senior Notes and credit facility. The Company believes it has adequate resources to fund future cash requirements and debt repayments for at least the next twelve months with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets.

Under the terms of the Senior Notes, Series 2003-A, prepayment could cause the Company to incur a “make-whole” payment to the holder of the notes.

7.      STOCKHOLDERS’ EQUITY

Equity Compensation Plans

The 2006 Employee Equity Incentive Plan (“Employee Plan”) provides for equity-based compensation awards, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. There are 2,000,000 shares of the Company’s common stock registered for issuance under the Employee Plan. The Employee Plan is administered by the compensation committee of the board of directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. At December 31, 2007, there were 144,417 options outstanding and 47,789 unvested shares of restricted stock units outstanding under the Employee Plan.

The Employee Plan replaces the 2001 Employee Equity Incentive Plan, and contains substantially the same provisions as the former plan. At December 31, 2007, there were 491,465 options outstanding, 54,300 unvested shares of restricted stock and 4,182 deferred stock units outstanding under the 2001 Employee Equity Incentive Plan.

The 2006 Non-Employee Director Equity Incentive Plan (“Director Plan”) provides for equity-based compensation awards, including non-qualified stock options and stock units. There are 200,000 shares of the Company’s common stock registered for issuance under the Director Plan. The board of directors administers the Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the Director Plan. At December 31, 2007, there were 61,291 deferred stock units outstanding under the Director Plan.

The Director Plan replaces the 2001 Non-Employee Director Equity Incentive Plan, and contains substantially the same provisions as the former plan. At December 31, 2007, there were 45,000 options and 89,625 deferred stock units outstanding under the 2001 Non-Employee Director Equity Incentive Plan.

At December 31, 2007, there were 160,105 options outstanding under the 1992 Employee Stock Option Plan and the 1992 Director Stock Option Plan.

Activity and related expense associated with these plans are described in Note 8.

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

Treasury Stock

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

8.      EQUITY-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123(R). This standard revised the measurement, valuation and recognition of financial accounting and reporting standards for equity-based compensation plans contained in SFAS No. 123, and supersedes APB No. 25. The new standard requires companies to expense the value of employee stock options and similar equity-based compensation awards based on fair value recognition provisions determined on the grant date.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard on January 1, 2006, the effective date of the standard for the Company. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The Company will continue to include tabular, pro forma disclosures in accordance with SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, for all periods prior to January 1, 2006. Beginning in 2007, the Company changed from using the Black-Scholes option-pricing model to the binomial option-pricing model for valuation purposes to more accurately reflect the features of the stock options granted.

Restricted Stock Shares

Restricted shares of the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company subject to a three-year service restriction, and may not be sold or transferred during the restricted period. Restricted stock compensation is recorded based on the fair value of the restricted stock shares on the award date, which is equal to the Company’s stock price, and charged to expense ratably through the restriction period. Forfeitures of unvested restricted stock cause the reversal of all previous expense recorded as a reduction of current period expense. No restricted stock shares were granted in 2007.

The following table summarizes information about restricted stock activity during the years ended December 31, 2007, 2006 and 2005:

	For the Years Ended December 31,
	2007		2006		2005
	Restricted Stock Shares	Weighted Average Award Date Fair Value	Restricted Stock Shares	Weighted Average Award Date Fair Value	Restricted Stock Shares	Weighted Average Award Date Fair Value
Outstanding, beginning of period	131,500	$17.73	83,900	$16.64	73,600	$15.53
Awarded	–	–	50,800	19.41	55,000	14.65
Vested	(61,022)	18.15	(1,700)	15.72	(2,917)	15.61
Forfeited	(16,178)	18.34	(1,500)	15.50	(41,783)	15.97
Outstanding, end of period	54,300	$17.09	131,500	$17.73	83,900	$16.64

Expense associated with awards of restricted stock shares is presented below (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Restricted stock share expense	$617	$796	$485
Forfeitures	(14)	(15)	(187)
Restricted stock share expense, net	$603	$781	$298

Unrecognized pre-tax expense of $0.2 million related to restricted stock share awards is expected to be recognized over the weighted average remaining service period of 0.7 years for awards outstanding at December 31, 2007.

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

The following table summarizes information about restricted stock unit activity during the year ended December 31, 2007:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2006	–	–
Awarded	68,247	$22.96
Shares distributed	–	–
Forfeited	(20,458)	25.60
Outstanding at December 31, 2007	47,789	$21.10

Expense associated with awards of restricted stock units for the year ended December 31, 2007 (no restricted stock units were awarded prior to 2007) is presented below (in thousands):

Restricted stock unit expense	$285
Forfeitures	(7)
Restricted stock unit expense, net	$278

Unrecognized pre-tax expense of $0.8 million related to restricted stock unit awards is expected to be recognized over the weighted average remaining service period of 2.2 years for awards outstanding at December 31, 2007.

Deferred Stock Units

Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded according to this vesting schedule.

The following table summarizes information about deferred stock unit activity during the years ended December 31, 2007, 2006 and 2005:

	For the Years Ended December 31,
	2007		2006		2005
	Deferred Stock Units	Weighted Average Award Date Fair Value	Deferred Stock Units	Weighted Average Award Date Fair Value	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding, beginning of period	93,807	$18.53	78,432	$16.39	58,800	$16.11
Awarded	61,291	18.48	24,900	24.20	32,282	16.69
Shares distributed	–	–	(9,525)	15.75	(12,650)	15.85
Outstanding, end of period	155,098	$18.51	93,807	$18.53	78,432	$16.39

Expense associated with awards of deferred stock units is presented below (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Deferred stock unit expense	$608	$603	$539

Stock Options

Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant. Beginning in 2007, the Company changed from using the Black-Scholes option-pricing model to the binomial option-pricing model for valuation purposes to more accurately reflect the features of stock options granted. The fair value of stock options awarded during 2007 and 2006 was estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option award’s expected term.

	2007		2006		2005
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Volatility	44.6% – 46.4%	45.1%	41.7% – 45.6%	41.9%	44.0%	44.0%
Expected term (years)	4.5 – 4.8	4.7	4.5 – 4.8	4.8	5.6	5.6
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free rate	4.0% – 4.6%	4.5%	4.3% – 5.0%	4.3%	4.0%	4.0%
Turnover	2.1% – 2.9%	2.8%	2.3% – 2.9%	2.3%	3.3%	3.3%

A summary of stock option activity during the years ended December 31, 2007 and 2006:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,298,392	$19.85	1,381,476	$19.53
Granted	417,604	23.77	330,500	19.74
Exercised	(231,043)	14.34	(243,370)	16.88
Forfeited/Expired	(574,966)	22.59	(170,214)	21.46
Outstanding at December 31	909,987	$21.27	1,298,392	$19.85
Exercisable at December 31	685,428	$21.91	901,667	$20.60

The following table summarizes the outstanding options at December 31, 2007:

Range of Exercise Price	Number Outstanding	Weighted Average Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Yrs)
$10.00 - $15.00	187,752	$14.07	$136,309	3.4
$15.01 - $20.00	277,430	17.86	–	4.9
$20.01 - $25.00	178,732	23.92	–	4.2
$25.01 - $30.00	266,073	28.14	–	3.8
Total Outstanding	909,987	$21.27	$136,309	4.1

The following table summarizes the outstanding options that were exercisable at December 31, 2007:

Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
$10.00 - $15.00	150,783	$13.94	$129,226
$15.01 - $20.00	143,762	17.70	–
$20.01 - $25.00	176,732	23.91	–
$25.01 - $30.00	214,151	28.70	–
Total Exercisable	685,428	$21.91	$129,226

The weighted average remaining contractual term of the outstanding options that were exercisable at December 31, 2007 was 3.7 years.

The intrinsic values above are based on the Company’s closing stock price of $14.80 on December 31, 2007. The weighted average grant-date fair value of options granted was $10.22 and $8.30 during 2007 and 2006, respectively. The Company collected $4.2 million and $4.1 million from stock option exercises that had a total intrinsic value of $0.7 million and $2.3 million in 2007 and 2006, respectively. In 2007 and 2006, the Company recorded a tax benefit from stock option exercises of $0.1 million and $0.8 million, respectively, in additional paid-in capital on the consolidated balance sheets and cash flows from financing activities on the consolidated statements of cash flows. In 2007 and 2006, the Company recorded expense of $2.0 million and $2.9 million, respectively, related to stock option awards. Unrecognized pre-tax expense of $0.6 million and $1.1 million related to stock options is expected to be recognized over the weighted average remaining service period of 1.6 years and 0.9 years for awards outstanding at December 31, 2007 and 2006, respectively.

At December 31, 2007, 2,000,000 and 200,000 shares of common stock were reserved for equity-based compensation awards pursuant to the 2006 Employee Equity Incentive Plan and the 2006 Non-Employee Director Equity Incentive Plan, respectively.

Prior Year Equity Compensation Expense

Prior to January 1, 2006, the Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options. The following table illustrates the effect on net income and earnings per share in the year ended December 31, 2005 had the Company applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to equity-based compensation (in thousands, except per-share data):

Income from continuing operations, as reported	$20,160
Add: Total equity-based compensation expense included in net income, net of related tax benefits	544
Deduct: Total equity-based compensation expense determined under fair value method for all awards, net of related tax effects	(2,307)
Pro forma income from continuing operations	$18,397

Basis earnings per share from continuing operations as reported	$0.75
Basic earnings per share from continuing operations pro forma	0.69

Diluted earnings per share from continuing operations as reported	$0.75
Diluted earnings per share from continuing operations pro forma	0.68

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the equity-based compensation expense recorded in the determination of reported net income during the year ended December 31, 2005 is disclosed in the table above. The pro forma equity-based compensation expense includes the recorded expense and the expense related to stock options that was determined using the fair value method.

9.      LITIGATION SETTLEMENT

In 1990, the Company initiated proceedings against Cat Contracting, Inc., Michigan Sewer Construction Company, Inc. and Inliner U.S.A., Inc. (subsequently renamed FirstLiner USA, Inc.), along with another party, alleging infringement of certain in-liner Company patents. In August 1999, the United States District Court in Houston, Texas found that one of the Company’s patents was willfully infringed and awarded $9.5 million in damages. After subsequent appeals, the finding of infringement was affirmed, but the award of damages and finding of willfulness were subject to rehearing. The damages and willfullness hearing was completed in the third quarter of 2006. In September 2007, the Court issued its opinion wherein the Court found that the defendants did not willfully infringe the Company’s patent. The Court asked for a recalculation of damages to include prejudgment interest. The damages submitted were approximately $9.6 million.

In October 2007, the Company participated in a mediation with the parties to the proceedings. In December 2007, the Company reached a settlement in principle, which would provide the Company $4.5 million in exchange for releases of the various parties, subject to the finalization of a comprehensive settlement agreement. The Company received $4.5 million in cash in February 2008 in final settlement of this matter.

10.           OTHER INCOME (EXPENSE)

Other income (expense) was comprised of the following for the years ended December 31 (in thousands):

	2007	2006	2005

Gain (loss) on sale of fixed assets	$(389)	$3,223	$(2,588)
Other	1,840	576	1,813
Total	$1,451	$3,799	$(775)

11.           TAXES ON INCOME (TAX BENEFITS)

Income (loss) from continuing operations before taxes on income (tax benefits) was as follows for the years ended December 31 (in thousands):

	2007	2006	2005

Domestic	$(4,424)	$14,017	$12,800
Foreign	17,495	23,147	15,595
Total	$13,071	$37,164	$28,395

Provisions (benefits) for taxes on income (tax benefit) from continuing operations consisted of the following components for the years ended December 31 (in thousands):

	2007	2006	2005
Current:
Federal	$(1,348)	$2,589	$30
Foreign	5,538	7,323	4,531
State	(134)	1,006	829
Subtotal	4,056	10,918	5,390
Deferred:
Federal	(2,137)	414	3,205
Foreign	(1,845)	364	217
State	(223)	130	101
Subtotal	(4,205)	908	3,523
Total tax provision (benefit)	$(149)	$11,826	$8,913

Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes, equity in income (loss) of joint ventures and minority interests as a result of the following (in thousands):

	2007	2006	2005

Income taxes at U.S. federal statutory tax rate	$4,575	$13,006	$9,938
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	(235)	738	604
Amortization of intangibles	(635)	(711)	(715)
Fuels tax credit	(314)	(293)	(322)
Stock options	307	426	–
Changes in taxes previously accrued	(715)	(42)	(58)
Foreign tax matters	(2,113)	(1,947)	(684)
Valuation allowance on net operating loss carryforwards (NOL)	(1,150)	648	(204)
Non-deductible meals and entertainment	206	187	179
Other matters	(75)	(186)	175
Total tax provision	$(149)	$11,826	$8,913

Effective tax rate	(1.1)%	31.8%	31.9%

Net deferred taxes consisted of the following at December 31 (in thousands):

	2007	2006
Deferred income tax assets:
Foreign tax credit carryforwards	$1,047	$491
Net operating loss carryforwards	7,044	6,124
Accrued expenses	10,818	8,351
Other	1,849	1,468
Total gross deferred income tax assets	20,758	16,434
Less valuation allowance	(3,381)	(4,226)
Net deferred income tax assets	17,377	12,208
Deferred income tax liabilities:
Property, plant and equipment	(4,058)	(5,361)
Other	(7,113)	(5,315)
Total deferred income tax liabilities	(11,171)	(10,676)
Net deferred income tax assets	$6,206	$1,532

The Company’s tax assets and liabilities, netted by taxing location, are in the following captions in the balance sheets (in thousands):

	2007	2006

Current deferred income tax assets, net	$1,664	$2,690
Noncurrent deferred income tax assets (liabilities), net	4,542	(1,158)
Net deferred income tax assets	$6,206	$1,532

The Company’s deferred tax assets at December 31, 2007 included $7.0 million in federal, state and foreign net operating loss (“NOL”) carryforwards. These NOLs include $2.2 million, which if not used will expire between the years 2008 and 2027, and $4.8 million that have no expiration dates. The Company also has foreign tax credit carryforwards of $1.0 million, which will begin to expire in 2015.

For financial reporting purposes, a valuation allowance of $3.4 million has been recognized, to reduce the deferred tax assets related to certain state and foreign net operating loss carryforwards, for which it is more likely than not that the related tax benefits will not be realized, due to uncertainties as to the timing and amounts of future taxable income. The valuation allowance at December 31, 2006, was $4.2 million relating to the same items described above.

On January 1, 2007, the Company adopted the provisions of FIN No. 48, issued by the FASB. FIN No. 48 prescribes a more-likely-than-not threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure of uncertain tax positions in financial statements.

Upon the adoption of FIN No. 48, the Company increased its liability for unrecognized tax benefits by $2.8 million of which $0.3 million was recorded as a reduction of the beginning balance of retained earnings  A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$3,506
Additions for tax positions of prior years	553
Lapse in statute of limitations	(729)
Foreign currency translation	128
Balance at December 31, 2007	$3,458

The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $0.7 million.

The Company recognizes interest and penalties, if any, accrued related to unrecognized tax benefits in income tax expense. Upon adoption of FIN No. 48, we accrued $0.6 million for interest. In addition, during 2007, approximately $0.2 million was accrued for interest.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will change in 2008. The Company has certain tax return years subject to statutes of limitation that will expire within twelve months. Unless challenged by tax authorities, the expiration of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of approximately $0.4 million.

The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company’s tax years for 1999 through 2007 are subject to examination by the tax authorities. During third quarter 2007, the IRS initiated an examination of the Company’s Federal income tax return for the calendar year 2005. In addition, a number of state examinations are currently ongoing. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2004.

The Company provides for U.S. income taxes, net of available foreign tax credits, on earnings of consolidated international subsidiaries that it plans to remit to the U.S. The Company does not provide for U.S. income taxes on the remaining earnings of these subsidiaries, as it expects to reinvest these earnings overseas or it expects the taxes to be minimal based upon available foreign tax credits.

12.           COMMITMENTS AND CONTINGENCIES

Leases

The Company leases a number of its administrative operations facilities under non-cancellable operating leases expiring at various dates through 2030. In addition, the Company leases certain construction, automotive and computer equipment on a multi-year, monthly or daily basis. Rental expense in 2007, 2006 and 2005 was $16.8 million, $18.5 million and $19.4 million, respectively.

At December 31, 2007, the future minimum lease payments required under the non-cancellable operating leases were as follows (in thousands):

Year	Minimum Lease Payments

2008	$9,401
2009	6,037
2010	3,348
2011	1,853
2012	404
Thereafter	1,300
Total	$22,343

Litigation

In December 2003, Environmental Infrastructure Group, L.P. (“EIG”) filed suit in the District Court of Harris County, Texas, against several defendants, including Kinsel Industries, Inc. (“Kinsel”), a wholly-owned subsidiary of the Company, seeking unspecified damages. The suit alleges, among other things, that Kinsel failed to pay EIG monies due under a subcontractor agreement. In February 2004, Kinsel filed an answer, generally denying all claims, and also filed a counter-claim against EIG based upon EIG’s failure to perform work required of it under the subcontract. In June 2004, EIG amended its complaint to add the Company as an additional defendant and included a claim for lost opportunity damages. In December 2004, the Company and Kinsel filed third-party petitions against the City of Pasadena, Texas, on the one hand, and Greystar-EIG, LP, Grey General Partner, LLC and Environmental Infrastructure Management, LLC (collectively, the “Greystar Entities”), on the other hand. EIG also amended its petition to add a fraud claim against Kinsel and the Company and also requested exemplary damages. The original petition filed by EIG against Kinsel seeks damages for funds that EIG claims should have been paid to EIG on a wastewater treatment plant built for the City of Pasadena. Kinsel’s third-party petition against the City of Pasadena seeks approximately $1.4 million in damages to the extent EIG’s claims against Kinsel have merit and were appropriately requested. The third-party petition against the Greystar Entities seeks damages based upon fraudulent conveyance, alter ego and single business enterprise (the Greystar Entities are the successors-in-interest to all or substantially all of the assets of EIG, now believed to be defunct). Following the filing of the third-party petitions, the City of Pasadena filed a motion to dismiss based upon lack of jurisdiction claiming the City is protected by sovereign immunity. The trial court denied the City’s motion and the suit was stayed pending appeal of the City’s motion to the Court of Appeals in Corpus Christi, Texas. On March 16, 2006, the Texas Court of Appeals affirmed the trial court’s denial of the City’s motion. The City appealed the matter to the Texas Supreme Court, which reversed and remanded the case back to the District Court to consider the City’s plea to jurisdiction in light of a recently enacted Texas statute that waives governmental immunity. The parties have agreed upon a docket control order setting the matter for trial in February 2009. The Company believes that the factual allegations and legal claims made against it and Kinsel are without merit and intends to vigorously defend them.

On June 3, 2005, the Company filed a lawsuit in the United States District Court in Memphis, Tennessee against Per Aarsleff A/S, a publicly traded Danish company, and certain of its subsidiaries and affiliates. Since approximately 1980, Per Aarsleff and its subsidiaries held licenses for the Insituform® CIPP process in various countries in Northern and Eastern Europe, Taiwan, Russia and South Africa. Per Aarsleff also is a 50% partner in the Company’s German joint venture and a 25% partner in the Company’s manufacturing company in Great Britain. The Company’s lawsuit seeks, among other things, monetary damages in an unspecified amount for the breach by Per Aarsleff of its license and implied license agreements with the Company and for royalties owed by Per Aarsleff under the license and implied license agreements. On May 12, 2006, the Company amended its lawsuit in Tennessee to (i) seek damages based upon Per Aarsleff’s continued use of Company-patented technology in Denmark, Sweden and Finland following termination of the license agreements, (ii) seek damages based upon Per Aarsleff’s use of Company trade secrets in connection with the operation of its Danish manufacturing facility and (iii) seek an injunction against Per Aarsleff’s continued operation of its manufacturing facility. Per Aarsleff filed its Answer and Affirmative Defenses to the Company’s Amended Complaint on May 25, 2006. On October 25, 2006, Per Aarsleff filed a two count counterclaim against the Company seeking to recover royalties payments paid to the Company. On December 29, 2006, the Company and Per Aarsleff’s 50%-owned Taiwanese subsidiary (“PIEC”) settled their respective claims against each other in exchange for PIEC paying the Company $375,000, which amount was paid on December 29, 2006 (settlement of Taiwanese claims only, remainder of lawsuit continues). Based upon the results of audits performed by the Company at Per Aarsleff’s facilities in Denmark, Finland, Sweden and Poland, on May 25, 2007 the Company, with leave granted by the Court, amended it lawsuit in Tennessee to allege that Per Aarsleff committed fraud in its underreporting as well as misreporting of installation contract revenues for the years 1999 – 2004. On February 22, 2008, the Court dismissed the fraud claims against Per Aarsleff and the Company’s request for punitive damages. In its order, the Court concluded that Delaware law does not recognize a claim for fraudulent misrepresentation in the context of a breach of contract action. At December 31, 2007, excluding the effects of the claims specified in the lawsuit, Per Aarsleff owed the Company approximately $0.5 million related to royalties due under the various license and implied license agreements (over and above the Taiwanese settlement amount and the amounts allegedly underreported or misreported by Per Aarsleff) based upon royalty reports prepared and submitted by Per Aarsleff. The Company believes that these receivables are fully collectible at this time. At December 31, 2007, the Company had not recorded any receivable related to this lawsuit.

Boston Installation

In August 2003, the Company began a CIPP process installation in Boston. The $1.0 million project required the Company to line 5,400 feet of a 109-year-old, 36- to 41-inch diameter unusually shaped hand-laid rough brick pipe. Many aspects of this project were atypical of the Company’s normal CIPP process installations. Following installation, the owner rejected approximately 4,500 feet of the liner and all proposed repair methods. All rejected liner was removed and re-installed, and the Company recorded a loss of $5.1 million on this project in the year ended December 31, 2003. During the first quarter of 2005, the Company, in accordance with its agreement with the client, inspected the lines. During the course of such inspection, it was determined that the segment of the liner that was not removed and re-installed in early 2004 was in need of replacement in the same fashion as all of the other segments replaced in 2004. The Company completed its assessment of the necessary remediation and related costs and began work with respect to such segment late in the second quarter of 2005. The Company’s remediation work with respect to this segment was completed during the third quarter of 2005. The Company incurred costs of approximately $2.4 million with respect to the 2005 remediation work, which costs were recorded in the second quarter of 2005.

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

In March 2004, the Company filed a lawsuit in United States District Court in Boston, Massachusetts against its excess insurance carrier for such carrier’s failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage. In March 2005, the Court granted the Company’s partial motion for summary judgment, concluding that the Company’s policy with its excess insurance carrier followed form to the Company’s primary insurance carrier’s policy. On May 25, 2006, the Court entered an order denying a motion for reconsideration previously filed by the excess insurance carrier, thereby reaffirming its earlier opinion. In September 2006, the Company filed a motion for summary judgment as to the issue of whether the primary insurance carrier’s policy provided coverage for the underlying claim and as to the issue of damages. The excess insurance carrier also filed a motion for summary judgment as to the issue of primary coverage. On September 28, 2007, the Court entered an order that granted the Company’s motion for summary judgment as to liability and denied the excess insurance carrier’s motion.  The Court found that the excess carrier’s policy followed form to the primary policy and that the claim was covered under both policies.  However, the Court found that there were factual questions as to the amount of the Company’s claim.  The case was set for a jury trial as to damages on February 4, 2008.  The day before trial was to begin, the excess insurance carrier advised the Court that it would stipulate to a damages award equal to the award the Company would ask the jury to award, $6,054,899.  The Company and the excess carrier are attempting to negotiate an agreed award of prejudgment interest.  If they cannot reach an agreement, the Court will determine the amount of the prejudgment interest to be awarded and enter a final judgment from which the excess insurance carrier is expected to appeal.

During the second quarter of 2005, the Company, in consultation with outside legal counsel, determined that the likelihood of recovery from the excess insurance carrier was probable and that the amount of such recovery was reliably estimable. An insurance claims expert retained by the Company’s outside legal counsel reviewed the documentation produced with respect to the claim and, based on this review, provided the Company with an estimate of the costs that had been sufficiently documented and substantiated to date. The excess insurance carrier’s financial viability also was investigated during this period and was determined to have a strong rating of A+ with the leading insurance industry rating service. Based on these factors, the favorable court decisions in March 2005 and September 2007, the Company believes that recovery from the excess insurance carrier is both probable and reliably estimable and has recorded an insurance claim receivable in connection with this matter.

The total claim receivable was $7.6 million at December 31, 2007 and is composed of documented remediation costs and pre-judgment interest as outlined in the table below:

	Documented Remediation Costs	Pre-Judgment Interest	Total
	(in thousands)
Claim recorded June 30, 2005	$5,872	$275	$6,147
Interest recorded July through December 31, 2005	–	165	165
Additional documented remediation costs recorded in the second quarter of 2006	526	–	526
Adjustment based on current developments(1)	(343)	–	(343)
Interest recorded in 2006 and 2007	–	1,102	1,102
Claim receivable balance, December 31, 2007	$6,055	$1,542	$7,597
__________

(1)	During the second quarter of 2007, the claim was adjusted down by $0.3 million as a result of current developments in the matter. Interest was adjusted accordingly.

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

Retirement Plans

Substantially all of the Company’s U.S. employees are eligible to participate in the Company’s sponsored defined contribution savings plan, which is a qualified plan under the requirements of Section 401(k) of the Internal Revenue Code. Total Company contributions to the domestic plan were $1.9 million, $1.8 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In addition, certain foreign subsidiaries maintain various other defined contribution retirement plans. Company contributions to such plans for the years ended December 31, 2007, 2006 and 2005 were $1.3 million, $0.9 million and $1.1 million, respectively.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at December 31, 2007 on its consolidated balance sheet.

13.           DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations. The Company’s currency forward contracts as of December 31, 2007, relate only to Canadian Dollar, Euro and Pound Sterling exchange rates. At December 31, 2007, a net deferred loss of $0.1 million related to these hedges was recorded in accounts payable and accrued expenses and other comprehensive income on the consolidated balance sheet. All hedges were effective, and therefore, no gain or loss was recorded in earnings.

The following table summarizes the Company’s derivative instrument activity at December 31, 2007:

		Weighted
		Average
		Remaining	Average
	Notional	Maturity	Exchange
	Amount	in Months	Rate
Canadian Dollar	$20,000,000	4.0	1.001
Euro	€5,000,000	4.0	1.426
Pound Sterling	£5,000,000	4.0	2.033

14.            SEGMENT AND GEOGRAPHIC INFORMATION

The Company has two reportable segments: rehabilitation and Tite Liner. The segments were determined based upon the types of products sold by each segment and each is regularly reviewed and evaluated separately. The rehabilitation segment provides trenchless methods of rehabilitating sewers, pipelines and other conduits using a variety of technologies including the Insituform® CIPP Process and pipebursting. The Tite Liner segment provides a method of lining new and existing pipe with a corrosion and abrasion resistant polyethylene pipe. These operating segments represent strategic business units that offer distinct products and services and serve different markets.

The following disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone operating income.

Corporate expenses previously allocated to the Company’s discontinued tunneling business have been re-allocated to the remaining two segments, rehabilitation and Tite Liner, for all periods presented. Re-allocated expenses were $3.7 million, $4.5 million and $5.1 million in 2007, 2006 and 2005, respectively. Re-allocated expenses were allocated proportionally based on previously allocated expenses.

There were no customers that accounted for more than 10% of the Company’s revenues during any year in the three-year period ended December 31, 2007.

Financial information by segment was as follows at December 31 (in thousands):

	2007	2006	2005
Revenues:
Rehabilitation	$453,964	$481,220	$445,072
Tite Liner	41,606	46,199	38,523
Total revenues	$495,570	$527,419	$483,595

Operating income:
Rehabilitation	$4,410	$27,458	$29,440
Tite Liner	9,120	8,853	6,105
Total operating income	$13,530	$36,311	$35,545

Total assets:
Rehabilitation	$385,810	$370,582	$345,893
Tite Liner	20,027	20,810	15,255
Corporate	94,643	105,017	93,927
Discontinued operations	40,660	53,660	63,253
Total assets	$541,140	$550,069	$518,328

	2007	2006	2005
Capital expenditures:
Rehabilitation	$8,688	$12,564	$19,571
Tite Liner	719	870	527
Corporate	5,571	6,279	4,549
Total capital expenditures	$14,978	$19,713	$24,647

Depreciation and amortization:
Rehabilitation	$13,308	$13,838	$13,266
Tite Liner	720	594	818
Corporate	2,224	2,188	2,288
Total depreciation and amortization	$16,252	$16,620	$16,372

Financial information by geographic area was as follows at December 31 (in thousands):

	2007	2006	2005
Revenues:
United States	$329,136	$379,054	$350,854
Europe	106,881	90,259	89,716
Canada	46,307	44,101	31,169
Other foreign	13,246	14,005	11,856
Total revenues	$495,570	$527,419	$483,595

Operating income:
United States	$(4,443)	$15,180	$20,091
Europe	7,614	8,945	8,734
Canada	8,428	9,484	5,296
Other foreign	1,931	2,702	1,424
Total operating income	$13,530	$36,311	$35,545

Long-lived assets:
United States	$74,352	$68,304	$68,261
Europe	21,948	20,163	17,993
Canada	2,419	2,222	2,292
Other foreign	1,181	1,085	783
Total long-lived assets	$99,900	$91,774	$89,329

15.           SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data was as follows for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2007:
Revenues	$114,982	$124,969	$125,640	$129,979
Gross profit	20,383	28,050	25,639	25,036
Operating income (loss)	(3,802)	4,028	4,001	9,303
Income (loss) from continuing operations	(3,288)	2,433	4,679	9,042
Income (loss) from discontinued operations	(11,988)	763	(197)	1,099
Net income (loss)	(15,276)	3,196	4,482	10,141
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.09	$0.17	$0.33
Income (loss) from discontinued operations	(0.44)	0.03	(0.01)	0.04
Net income (loss)	$(0.56)	$0.12	$0.16	$0.37
Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.12)	$0.09	$0.17	$0.33
Income (loss) from discontinued operations	(0.44)	0.03	(0.01)	0.04
Net income (loss)	$(0.56)	$0.12	$0.16	$0.37

Year ended December 31, 2006:
Revenues	$124,180	$139,743	$128,074	$135,422
Gross profit	29,281	33,895	32,508	33,319
Operating income	7,673	9,145	9,177	10,316
Income from continuing operations	4,176	5,942	5,906	10,279
Income (loss) from discontinued operations	(1,142)	(427)	(211)	155
Net income	3,034	5,515	5,695	10,434
Basic earnings (loss) per share:
Income from continuing operations	$0.15	$0.22	$0.23	$0.37
Income (loss) from discontinued operations	(0.04)	(0.02)	(0.01)	0.01
Net income	$0.11	$0.20	$0.22	$0.38
Diluted earnings (loss) per share
Income from continuing operations	$0.15	$0.22	$0.22	$0.37
Income (loss) from discontinued operations	(0.04)	(0.02)	(0.01)	0.01
Net income	$0.11	$0.20	$0.21	$0.38

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Our management, under the supervision and with the participation of our Interim Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based upon and as of the date of this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2007. Management’s report is included in Item 8 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report is included in Item 8 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information concerning this item is included in “Item 4A. Executive Officers of the Registrant” of this report and under the captions “Certain Information Concerning Director Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Corporate Governance Documents,” “Corporate Governance—Board Meetings and Committees—Audit Committee” and “Corporate Governance—Board Meetings and Committees—Audit Committee Financial Expert” in our Proxy Statement for our 2008 Annual Meeting of Shareholders (“2008 Proxy Statement”) and is incorporated herein by reference.

Item 11.  Executive Compensation.

Information concerning this item is included under the captions “Executive Compensation,” “Compensation in Last Fiscal Year,” “Director Compensation,” “Corporate Governance—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2008 Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning this item is included in Item 5 of this report under the caption “Equity Compensation Plan Information” and under the caption “Information Concerning Certain Stockholders” in the 2008 Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information concerning this item is included under the caption “Corporate Governance—Independent Directors” in the 2008 Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

Information concerning this item is included under the caption “Independent Auditors’ Fees” in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

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

Dated: March 7, 2008                                                                INSITUFORM TECHNOLOGIES, INC.

By:           /s/ Alfred L. Woods
Alfred L. Woods
Interim Chief Executive Officer

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint Alfred L. Woods and David F. Morris as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alfred L. Woods	Principal Executive Officer and	March 7, 2008
Alfred L. Woods	Director

/s/ David A. Martin	Principal Financial Officer and	March 7, 2008
David A. Martin	Principal Accounting Officer

/s/ Stephen P. Cortinovis	Director	March 7, 2008
Stephen P. Cortinovis

/s/ Stephanie A. Cuskley	Director	March 7, 2008
Stephanie A. Cuskley

/s/ John P. Dubinsky	Director	March 7, 2008
John P. Dubinksy

/s/ Juanita H. Hinshaw	Director	March 7, 2008
Juanita H. Hinshaw

/s/ Alfred T. McNeill	Director	March 7, 2008
Alfred T. McNeill

/s/ Sheldon Weinig	Director	March 7, 2008
Sheldon Weinig

Index to Exhibits (1)(2)

3.1
Restated Certificate of Incorporation of the Company, as amended through April 27, 2005 (incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2007), and Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated By-Laws of the Company, as amended through July 25, 2007 (incorporated by reference to Exhibit 3.3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2007).
4
Rights Agreement dated as of February 26, 2002 between Insituform Technologies, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed March 8, 2002).

10.1
Second Amended and Restated Credit Agreement dated as of February 17, 2006 among the Company and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuing Lender, and certain other lenders (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated and filed February 21, 2006), as amended by First Amendment dated as of March 28, 2007 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed April 3, 2007).

10.2
Note Purchase Agreement dated as of April 24, 2003 among the Company and each of the lenders listed therein (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003), as further amended by First Amendment dated as of March 12, 2004 (incorporated by reference to Exhibit 10.3 to the annual report on Form 10-K for the year ended December 31, 2003), as further amended by Second Amendment and Waiver dated as of March 16, 2005 (incorporated by reference to Exhibit 10.3 to the annual report on Form 10-K for the year ended December 31, 2004), as further amended by Third Amendment dated as of March 28, 2007 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 3, 2007.

10.3	Master Guaranty dated as of February 17, 2006 by those subsidiaries of the Company named therein (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed February 21, 2006).
10.4
Amended and Restated Intercreditor Agreement dated as of April 24, 2003 among Bank of America, N.A. and certain other lenders and the Noteholders (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003).

10.5	1992 Employee Stock Option Plan of the Company, as amended February 17, 2000 (incorporated by reference to Exhibit 10.11 to the annual report on Form 10-K for the year ended December 31, 1999). (3)
10.6	1992 Director Stock Option Plan of the Company, as amended February 17, 2000 (incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K for the year ended December 31, 1999). (3)
10.7
Amended and Restated 2001 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix C to the definitive proxy statement on Schedule 14A filed on April 16, 2003 in connection with the 2003 annual meeting of stockholders). (3)

10.8
Amended and Restated 2001 Non-Employee Director Equity Incentive Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed on April 16, 2003 in connection with the 2003 annual meeting of stockholders). (3)

10.9
2006 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix C to the definitive proxy statement on Schedule 14A filed on March 10, 2006 in connection with the 2006 annual meeting of stockholders), as amended on April 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 14, 2006). (3)

10.10
2006 Non-Employee Director Equity Incentive Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed on March 10, 2006 in connection with the 2006 annual meeting of stockholders). (3)

10.11
2006 Executive Performance Plan of the Company (incorporated by reference to Appendix D to the definitive proxy statement on Schedule 14A filed on March 10, 2006 in connection with the 2006 annual meeting of stockholders). (3)

10.12
Employee Stock Purchase Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed on March 15, 2007 in connection with the 2007 annual meeting of stockholders). (3)

10.13
Senior Management Voluntary Deferred Compensation Plan of the Company (incorporated by reference to Exhibit 10.19 to the annual report on Form 10-K for the year ended December 31, 1998), as amended by First Amendment thereto dated as of October 25, 2000 (incorporated by reference to Exhibit 10.15 to the annual report on Form 10-K for the year ended December 31, 2000), as further amended by Second Amendment to Senior Management Voluntary Deferred Compensation Plan dated as of December 21, 2005 (incorporated by reference to Exhibit 10.19 to the annual report on Form 10-K for the year ended December 31, 2005), as further amended by Third Amendment to Senior Management Voluntary Deferred Compensation Plan dated as of January 5, 2006 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed January 11, 2006). (3)

10.14	Form of Directors’ Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2002). (3)
10.15
Executive Separation Agreement and Release dated as of August 13, 2007 between the Company and Thomas S. Rooney, Jr. (incorporated by reference to the current report on Form 8-K filed August 17, 2007). (3)

10.16	Management Annual Incentive Plan effective January 1, 2008, filed herewith. (3)
21	Subsidiaries of the Company, filed herewith.
23	Consent of PricewaterhouseCoopers LLP, filed herewith.
24	Power of Attorney (set forth on signature page).
31.1	Certification of Alfred L. Woods pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Alfred L. Woods pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
________________________________

(1)	The Company’s current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.
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

*       *       *