Form 10-Q
period 2008-05-07
INSITUFORM TECHNOLOGIES INC
filed 2008-05-07
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _______________  to    ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated ☐     Accelerated ☑     Non-accelerated ☐     Smaller Reporting Company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

There were 27,764,347 shares of common stock, $.01 par value per share, outstanding at May 1, 2008.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2008	2007

Revenues	$ 125,927	$ 114,982
Cost of revenues	99,041	94,599
Gross profit	26,886	20,383
Operating expenses	23,631	24,185
Operating income (loss)	3,255	(3,802)
Other income (expense):
Interest expense	(1,227)	(1,493)
Interest income	848	949
Other	767	702
Total other income	388	158
Income (loss) before taxes on income (tax benefits)	3,643	(3,644)
Taxes on income (tax benefits)	1,074	(710)
Income (loss) before minority interests and equity in losses of affiliated companies	2,569	(2,934)
Minority interests	(156)	(48)
Equity in losses of affiliated companies	(383)	(306)
Income (loss) from continuing operations	2,030	(3,288)
Loss from discontinued operations, net of tax	(87)	(11,988)
Net income (loss)	$ 1,943	$ (15,276)

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$ 0.07	$ (0.12)
Loss from discontinued operations	(0.00)	(0.44)
Net income (loss)	$ 0.07	$ (0.56)
Diluted:
Income (loss) from continuing operations	$ 0.07	$ (0.12)
Loss from discontinued operations	(0.00)	(0.44)
Net income (loss)	$ 0.07	$ (0.56)

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	March 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$ 88,783	$ 78,961
Restricted cash	2,781	2,487
Receivables, net	90,638	85,774
Retainage	22,425	23,444
Costs and estimated earnings in excess of billings	37,639	40,590
Inventories	17,849	17,789
Prepaid expenses and other assets	28,991	28,975
Current assets of discontinued operations	23,130	31,269
Total current assets	312,236	309,289
Property, plant and equipment, less accumulated depreciation	72,813	73,368
Other assets
Goodwill	122,566	122,560
Other assets	26,284	26,532
Total other assets	148,850	149,092
Non-current assets of discontinued operations	9,287	9,391

Total Assets	$ 543,186	$ 541,140

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt and line of credit	$ 365	$ 1,097
Accounts payable and accrued expenses	91,630	87,935
Billings in excess of costs and estimated earnings	9,813	8,602
Current liabilities of discontinued operations	8,918	14,830
Total current liabilities	110,726	112,464
Long-term debt, less current maturities	65,000	65,000
Other liabilities	6,483	7,465
Non-current liabilities of discontinued operations	1,048	953
Total liabilities	183,257	185,882
Minority interests	2,895	2,717

Stockholders’ equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	–	–
Common stock, $.01 par – shares authorized 60,000,000; shares issued and outstanding 27,750,677 and 27,470,623	278	275
Additional paid-in capital	105,220	104,332
Retained earnings	240,919	238,976
Accumulated other comprehensive income	10,617	8,958
Total stockholders’ equity	357,034	352,541

Total Liabilities and Stockholders’ Equity	$ 543,186	$ 541,140

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$ 1,943	$ (15,276)
Loss from discontinued operations	(87)	(11,988)
Income (loss) from continuing operations	2,030	(3,288)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	3,968	4,152
Gain on sale of fixed assets	(1,118)	(471)
Equity-based compensation expense	901	1,664
Deferred income taxes	(2,021)	(2,280)
Other	(300)	(282)
Changes in operating assets and liabilities:
Restricted cash	(294)	(354)
Receivables net, retainage and costs and estimated earnings in excess of billings	2,228	7,224
Inventories	1	(391)
Prepaid expenses and other assets	(1,496)	710
Accounts payable and accrued expenses	4,281	(10,358)
Net cash provided by (used in) operating activities of continuing operations	8,180	(3,674)
Net cash provided by operating activities of discontinued operations	3	244
Net cash provided by (used in) operating activities	8,183	(3,430)

Cash flows from investing activities:
Capital expenditures	(3,151)	(4,199)
Proceeds from sale of fixed assets	644	78
Net cash used in investing activities of continuing operations	(2,507)	(4,121)
Net cash used in investing activities of discontinued operations	(5)	(246)
Net cash used in investing activities	(2,512)	(4,367)

Cash flows from financing activities:
Proceeds from issuance of common stock	–	637
Additional tax benefit from stock option exercises recorded in additional paid-in capital	–	45
Principal payments on notes payable	(732)	(727)
Principal payments on long-term debt	–	(15,713)
Proceeds from lines of credit	–	5,000
Net cash used in financing activities	(732)	(10,758)
Effect of exchange rate changes on cash	4,883	1,838
Net increase (decrease) in cash and cash equivalents for the period	9,822	(16,717)
Cash and cash equivalents, beginning of period	78,961	96,393
Cash and cash equivalents, end of period	$ 88,783	$ 79,676

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

The accompanying unaudited consolidated financial statements of Insituform Technologies, Inc. and its subsidiaries (“Insituform” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2007 Annual Report on Form 10-K.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

2.         ACCOUNTING POLICIES

Newly Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 became effective for the Company on January 1, 2008. SFAS No. 157 establishes a hierarchy in order to segregate fair value measurements using quoted prices in active markets for identical assets or liabilities, significant other observable inputs and significant unobservable inputs. For assets and liabilities that are measured at fair value on a recurring basis, SFAS No. 157 requires disclosure of information that enables users of financial statements to assess the inputs used to determine fair value based on the aforementioned hierarchy. See Note 10 for further information regarding our assets and liabilities that are measured at fair value on a recurring basis.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 was effective for the Company on January 1, 2008. However, the Company has not elected to apply the provisions of SFAS No. 159 to any of our financial assets and financial liabilities, as permitted by the Statement.

Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) which replaces SFAS No. 141, Business Combinations, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Management does not believe that adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This Statement amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that the adoption of SFAS No. 160 will have on our consolidated financial position, results of operations and cash flows; however the Company does have certain noncontrolling interests in consolidated subsidiaries. If SFAS No. 160 had been applied as of March 31, 2008, the $2.9 million reported as minority interest in the liabilities section on our consolidated balance sheet would have been reported as $2.9 million of noncontrolling interest in subsidiaries in the equity section of our consolidated balance sheet.

3.            SHARE INFORMATION

Earnings (loss) per share have been calculated using the following share information:

	Three Months Ended
	March 31,
	2008	2007
Weighted average number of common shares used for basic EPS	27,470,623	27,254,380
Effect of dilutive stock options and restricted stock	463,346	–
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	27,933,969	27,254,380

The effect of in-the-money stock options, restricted stock, restricted stock units and deferred stock units of 419,088 were not considered in the calculation of loss per share in the three-month period ended March 31, 2007 as the effect would have been anti-dilutive.

The Company excluded 708,384 and 204,930 stock options in the three-month periods ended March 31, 2008 and 2007, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

4.            DISCONTINUED OPERATIONS

On March 29, 2007, the Company announced plans to exit its tunneling business in an effort to better align its operations with its long-term strategic initiatives. In the years leading up to 2007, operating results in the tunneling business caused the Company to divert cash away from its pursuit of international and inorganic growth. The tunneling business also was management intensive. The closure has enabled the Company to realign its management structure and reallocate management resources and Company capital to implement its long-term strategy.

The Company has classified the results of operations of its tunneling business as discontinued operations for all periods presented. At March 31, 2008, substantially all existing tunneling business activity had been completed.

In the first quarter of 2008, the Company recorded a net closure charge reversal of $0.5 million related to employee termination benefits, retention incentives and equipment and other asset transactions. In the first quarter of 2007, the Company recorded $16.8 million in closure costs related to the tunneling business. The Company recorded a total of $4.8 million (pre-tax) related to closure activities, including expense for $3.6 million (pre-tax) associated with lease terminations and buyouts, $1.1 million (pre-tax) for employee termination benefits and retention incentives and $0.1 million related to debt financing fees paid on March 28, 2007 in connection with certain amendments to the Company’s Senior Notes and credit facility relating to the closure of the tunneling business. The Company also incurred impairment charges for goodwill and other intangible assets of $9.0 million in the first quarter of 2007. In addition, in 2007, the Company recorded charges totaling $3.0 million (pre-tax) for equipment and other assets.

Operating results for discontinued operations are summarized as follows for the three months ended March 31 (in thousands):

	2008	2007

Revenues	$ 5,608	$ 15,966
Gross profit (loss)	(34)	187
Operating expenses	513	1,043
Closure charges (reversals) of tunneling business	(477)	16,843
Operating loss	(70)	(17,699)
Loss before tax benefits	(132)	(17,660)
Tax benefits	(45)	(5,672)
Net loss	(87)	(11,988)

Balance sheet data for discontinued operations was as follows at March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007

Receivables, net	$ 4,963	$ 9,001
Retainage	8,262	9,122
Costs and estimated earnings in excess of billings	8,084	9,063
Property, plant and equipment, less accumulated depreciation	6,298	6,434
Total assets	32,417	40,660
Billings in excess of costs and estimated earnings	387	2,768
Total liabilities	9,966	15,783

5.            ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets include license agreements, customer relationships and patents and trademarks.  Intangible assets at March 31, 2008 and December 31, 2007 were as follows (in thousands):

		As of March 31, 2008			As of December 31, 2007
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

License agreements	23	$ 3,894	$ (2,017)	$ 1,877	$ 3,894	$ (1,976)	$ 1,918
Customer relationships	15	1,797	(541)	1,256	1,797	(512)	1,285
Patents and trademarks	13	18,414	(13,688)	4,726	17,942	(13,613)	4,329
Total		$ 24,105	$ (16,246)	$ 7,859	$ 23,633	$ (16,101)	$ 7,532

	2008	2007
For the three months ended March 31:
Aggregate amortization expense:	$ 63	$ 70

Estimated amortization expense:
For year ending December 31, 2008	708
For year ending December 31, 2009	860
For year ending December 31, 2010	804
For year ending December 31, 2011	748
For year ending December 31, 2012	705

6.        LONG-TERM DEBT AND CREDIT FACILITY

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

In February 2007, the Company made the final scheduled payment of $15.7 million on its Senior Notes, Series A, due February 14, 2007.

Credit Facility

On April 4, 2008, the Company amended its $35.0 million credit facility with Bank of America, N.A., to extend the maturity date of the credit facility to April 30, 2009 and increase the Company’s borrowing rates on Eurodollar loans and letters of credit by 0.25% (now ranging from 1.25% to 2.25%), among other things.

On March 28, 2007, the Company amended its $35.0 million credit facility with Bank of America, N.A., to incorporate by reference certain amendments to its Senior Notes, Series 2003-A, due April 24, 2013, described above. In connection with the amendment, the Company paid Bank of America, N.A., an amendment fee of 0.05% of the borrowing capacity of the credit facility, or $17,500.

At March 31, 2008, the Company had $15.4 million in letters of credit issued and outstanding under a credit facility with Bank of America, $14.5 million of which was collateral for the benefit of certain of the Company’s insurance carriers and $0.9 million was collateral for work performance. The $35.0 million credit facility allows the Company to borrow under a line of credit and/or through standby letters of credit. There were no other outstanding borrowings under the line of credit facility at March 31, 2008, resulting in $19.6 million in available borrowing capacity under the line of credit facility as of that date.

During 2007, there was financing of certain annual insurance premiums in the amount of $2.6 million, of which $0.7 million was repaid in the first quarter of 2008. $0.4 million remained outstanding at March 31, 2008. These notes will be repaid in full during 2008.

At March 31, 2008 and 2007, the Company had no borrowings on the credit facility.

Debt Covenants

At March 31, 2008, the Company was in compliance with all of its debt covenants as required under the Senior Notes and credit facility. The Company believes it has adequate resources to fund future cash requirements and debt repayments for at least the next twelve months with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets.

Under the terms of the Senior Notes, Series 2003-A, prepayment could cause the Company to incur a “make-whole” payment to the holder of the notes. At March 31, 2008, this make-whole payment would have approximated $11.7 million.

7.        EQUITY-BASED COMPENSATION

At March 31, 2008, the Company had two active equity-based compensation plans under which equity-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. There were 2.2 million shares authorized for issuance under these plans. At March 31, 2008, approximately 1.4 million shares remained available for future issuance under these plans.

Stock Awards

Stock awards, which include restricted stock shares and restricted stock units, of the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock award compensation is recorded based on the award date fair value and charged to expense ratably through the restriction period. Forfeitures of unvested stock awards cause the reversal of all previous expense recorded as a reduction of current period expense.

A summary of stock award activity during the first quarter of 2008 follows:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2008	102,089	$ 19.39
Awarded	286,677	12.78
Vested	–	–
Forfeited	–	–
Outstanding at March 31, 2008	388,766	$ 14.50

Expense associated with stock awards was $0.4 million and $0.3 million in the first quarter of 2008 and 2007, respectively. Unrecognized pre-tax expense of $4.3 million related to stock awards is expected to be recognized over the weighted average remaining service period of 3.1 years for awards outstanding at March 31, 2008.

Deferred Stock Unit Awards

Deferred stock units are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. In addition, certain awards of deferred stock units were made in connection with the service of the Company’s Chairman of the Board, Alfred L. Woods, as the Company’s Interim Chief Executive Officer from August 13, 2007 to April 14, 2008. These awards vested on April 14, 2008. The expense related to the issuance of deferred stock units is recorded according to vesting.

A summary of deferred stock unit activity during the first quarter of 2008 follows:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2008	155,098	$ 18.51
Awarded	26,236(1)	13.34
Shares distributed	(17,382)	20.78
Outstanding at March 31, 2008	163,952	$ 17.44

(1)
Mr. Woods was awarded 26,236 deferred stock units on March 3, 2008 as compensation for his service as Interim Chief Executive Officer for the period from February 13, 2008 through August 12, 2008. Pursuant to the terms of the award agreement, however, the amount of deferred stock units vested on April 14, 2008 was adjusted downward to 8,745 deferred stock units to reflect his actual period of service.

Expense associated with awards of deferred stock units in the first quarter of 2008 or 2007 was not material.

Stock Options

Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven years and an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of stock option activity during the first quarter of 2008 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	909,987	$ 21.27
Granted	305,624	12.99
Exercised	–	–
Forfeited/Expired	(22,494)	23.16
Outstanding at March 31, 2008	1,193,117	$ 19.12
Exercisable at March 31, 2008	738,244	$ 21.67

The weighted average grant-date fair value of options granted in the first three months of 2008 was $5.24.

The following table summarizes the outstanding options at March 31, 2008:

Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Yrs)
$10.00 - $15.00	488,751	$ 13.41	$ 300,599	5.5
15.01 - 20.00	275,480	17.86	–	4.7
20.01 - 25.00	173,404	23.92	–	3.9
25.01 - 30.00	255,482	28.12	–	3.6
Total Outstanding	1,193,117	$ 19.12	$ 300,599	4.7

The following table summarizes the outstanding options that were exercisable at March 31, 2008:

Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Yrs)
$10.00 - $15.00	146,533	$ 13.98	$ 40,494	2.8
15.01 - 20.00	200,651	17.90	–	4.5
20.01 - 25.00	171,404	23.91	–	3.9
25.01 - 30.00	219,656	28.48	–	3.3
Total Exercisable	738,244	$ 21.67	$ 40,494	3.6

The intrinsic values above are based on the Company’s closing stock price of $13.83 on March 31, 2008. The Company collected no amounts from stock option exercises in the first quarter of 2008. The Company collected $0.6 million from stock option exercises that had a total intrinsic value of $0.3 million in the first quarter of 2007. In the first quarter of 2008 and 2007, the Company recorded expense of $0.3 million and $0.9 million, respectively, related to stock option awards. Unrecognized pre-tax expense of $1.7 million related to stock awards is expected to be recognized over the weighted average remaining service period of 4.7 years for awards outstanding at March 31, 2008.

The Company uses a lattice-based option pricing model. The fair value of stock options awarded during 2008 and 2007 was estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option award’s expected term.

	For the Three Months Ended March 31,
	2008		2007
	Range	Weighted Average	Range	Weighted Average
Volatility	37.3% – 41.9%	37.9%	45.0%	45.0%
Expected term (years)	5.0	5.0	4.5	4.5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free rate	4.0%	4.0%	4.4%	4.4%

8.         COMPREHENSIVE INCOME

For the three months ended March 31, 2008 and 2007, comprehensive income was $3.6 million and $(13.6) million, respectively. The Company’s adjustment to net income (loss) to calculate comprehensive income was $1.7 million for the three months ended March 31, 2008 and 2007, and consisted entirely of cumulative foreign currency translation adjustments.

9.         COMMITMENTS AND CONTINGENCIES

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

On June 3, 2005, the Company filed a lawsuit in the United States District Court in Memphis, Tennessee against Per Aarsleff A/S, a publicly traded Danish company, and certain of its subsidiaries and affiliates. Since approximately 1980, Per Aarsleff and its subsidiaries held licenses for the Insituform® CIPP process in various countries in Northern and Eastern Europe, Taiwan, Russia and South Africa. Per Aarsleff also is a 50% partner in the Company’s German joint venture and a 25% partner in the Company’s manufacturing company in Great Britain. The Company’s lawsuit seeks, among other things, monetary damages in an unspecified amount for the breach by Per Aarsleff of its license and implied license agreements with the Company and for royalties owed by Per Aarsleff under the license and implied license agreements. On May 12, 2006, the Company amended its lawsuit in Tennessee to (i) seek damages based upon Per Aarsleff’s continued use of Company-patented technology in Denmark, Sweden and Finland following termination of the license agreements, (ii) seek damages based upon Per Aarsleff’s use of Company trade secrets in connection with the operation of its Danish manufacturing facility and (iii) seek an injunction against Per Aarsleff’s continued operation of its manufacturing facility. Per Aarsleff filed its Answer and Affirmative Defenses to the Company’s Amended Complaint on May 25, 2006. On October 25, 2006, Per Aarsleff filed a two count counterclaim against the Company seeking to recover royalties payments paid to the Company. On December 29, 2006, the Company and Per Aarsleff’s 50%-owned Taiwanese subsidiary (“PIEC”) settled their respective claims against each other in exchange for PIEC paying the Company $375,000, which amount was paid on December 29, 2006 (settlement of Taiwanese claims only, remainder of lawsuit continues). The Court has set this matter for trial beginning during the week of June 16, 2008. At March 31, 2008, excluding the effects of the claims specified in the lawsuit, Per Aarsleff owed the Company approximately $0.5 million related to royalties due under the various license and implied license agreements (over and above the Taiwanese settlement amount and the amounts allegedly underreported or misreported by Per Aarsleff) based upon royalty reports prepared and submitted by Per Aarsleff. The Company believes that these receivables are fully collectible at this time. At March 31, 2008, the Company had not recorded any receivable related to this lawsuit.

Boston Installation

In August 2003, the Company began a CIPP process installation in Boston. The $1.0 million project required the Company to line 5,400 feet of a 109-year-old, 36- to 41-inch diameter unusually shaped hand-laid rough brick pipe. Many aspects of this project were atypical of the Company’s normal CIPP process installations. Following installation, the owner rejected approximately 4,500 feet of the liner and all proposed repair methods. All rejected liner was removed and re-installed, and the Company recorded a loss of $5.1 million on this project in the year ended December 31, 2003. During the first quarter of 2005, the Company, in accordance with its agreement with the client, inspected the lines. During the course of such inspection, it was determined that the segment of the liner that was not removed and re-installed in early 2004 was in need of replacement in the same fashion as all of the other segments replaced in 2004. The Company completed its assessment of the necessary remediation and related costs and began work with respect to such segment late in the second quarter of 2005. The Company’s remediation work with respect to this segment was completed during the third quarter of 2005. The Company incurred costs of approximately $2.3 million with respect to the 2005 remediation work, which costs were recorded in the second quarter of 2005.

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

In March 2004, the Company filed a lawsuit in United States District Court in Boston, Massachusetts against its excess insurance carrier for such carrier’s failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage. In March 2005, the Court granted the Company’s partial motion for summary judgment, concluding that the Company’s policy with its excess insurance carrier followed form to the Company’s primary insurance carrier’s policy. On May 25, 2006, the Court entered an order denying a motion for reconsideration previously filed by the excess insurance carrier, thereby reaffirming its earlier opinion. In September 2006, the Company filed a motion for summary judgment as to the issue of whether the primary insurance carrier’s policy provided coverage for the underlying claim and as to the issue of damages. The excess insurance carrier also filed a motion for summary judgment as to the issue of primary coverage. On September 28, 2007, the Court entered an order that granted the Company’s motion for summary judgment as to liability and denied the excess insurance carrier’s motion. The Court found that the excess carrier’s policy followed form to the primary policy and that the claim was covered under both policies. However, the Court found that there were factual questions as to the amount of the Company’s claim. The case was set for a jury trial as to damages on February 4, 2008. The day before trial was to begin, the excess insurance carrier advised the Court that it would stipulate to a damage award equal to the award the Company would ask the jury to award, $6.1 million. On March 31, 2008, the Court entered a final judgment in favor of the Company in the amount of $7.7 million ($6.1 million in actual damages and $1.6 million in prejudgment interest). The excess insurance carrier filed a notice of appeal on April 25, 2008.

During the second quarter of 2005, the Company, in consultation with outside legal counsel, determined that the likelihood of recovery from the excess insurance carrier was probable and that the amount of such recovery was reliably estimable. An insurance claims expert retained by the Company’s outside legal counsel reviewed the documentation produced with respect to the claim and, based on this review, provided the Company with an estimate of the costs that had been sufficiently documented and substantiated to date. The excess insurance carrier’s financial viability also was investigated during this period and was determined to have a strong rating of A+ with the leading insurance industry rating service. Based on these factors, the favorable court decisions in March 2005 and September 2007, the Company believed that recovery from the excess insurance carrier was both probable and reliably estimable and recorded an insurance claim receivable in connection with this matter.

The total claim receivable was $7.7 million at March 31, 2008, and was included in the prepaid and other assets caption on the consolidated balance sheet. The claim receivable is composed of actual remediation costs and pre-judgment interest as outlined in the table below:

	Documented Remediation Costs	Pre-Judgment Interest	Total
	(in thousands)
Claim recorded June 30, 2005	$ 5,872	$ 275	$ 6,147
Interest recorded July through December 31, 2005	–	165	165
Additional documented remediation costs recorded in the second quarter of 2006	526	–	526
Adjustment based on subsequent developments(1)	(343)	–	(343)
Interest recorded(2)	–	1,189	1,189
Claim receivable balance, March 31, 2008	$ 6,055	$ 1,629	$ 7,684

(1)	During the second quarter of 2007, the claim was adjusted down by $0.3 million as a result of subsequent developments in the matter. Interest was adjusted accordingly.

(2)
During the first quarter of 2008, the Company recorded in other income $0.1 million of pre-judgment interest. The remaining $7.6 million, which include documented remediation costs, was recorded in prior periods.

Department of Justice Investigation

The Company has incurred costs in responding to two United States government subpoenas relating to the investigation of alleged public corruption and bid rigging in the Birmingham, Alabama metropolitan area during the period from 1997 to 2003. The Company has produced hundreds of thousands of documents in an effort to fully comply with these subpoenas, which the Company believes were issued to most, if not all, sewer repair contractors and engineering firms that had public sewer projects in the Birmingham area. Indictments of public officials, contractors, engineers and contracting and engineering companies were announced in February, July and August of 2005, including the indictment of a former joint venture partner of the Company. A number of those indicted, including the Company’s former joint venture partner and its principals, have been convicted or pleaded guilty and have now been sentenced and fined. The Company has been advised by the government that it is not considered a target of the investigations at this time. The investigations are ongoing and the Company may have to incur additional legal expenses in complying with its obligations in connection with the investigations. The Company has been fully cooperative throughout the investigations.

Other Litigation

The Company is involved in certain other litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such other litigation will have a material adverse effect on the company’s consolidated financial condition, results of operations or cash flows.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at March 31, 2008 on its consolidated balance sheet.

10.       DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations. The Company’s currency forward contracts as of March 31, 2008, relate only to Canadian Dollar, Euro and Pound Sterling exchange rates. At March 31, 2008, a net deferred gain of $0.1 million related to these hedges was recorded in prepaid expenses and other assets and other comprehensive income on the consolidated balance sheet. All hedges were effective, and therefore, no gain or loss was recorded in the consolidated statement of operations. There was no financial instrument activity in the first quarter of 2007, nor were there any open positions at March 31, 2007.

The following table summarizes the Company’s derivative instrument positions at March 31, 2008:

			Weighted
			Average
			Remaining	Average
		Notional	Maturity	Exchange
	Position	Amount	in Months	Rate
Canadian Dollar	Sell	$ 20,000,000	1.0	1.001
Canadian Dollar	Buy	$ 7,500,000	1.0	1.028
Euro	Sell	€ 5,000,000	1.0	1.426
Pound Sterling	Sell	£ 5,000,000	1.0	2.033

In accordance with SFAS No. 157, the Company determined that the instruments summarized above are derived from significant unobservable inputs (“Level 3 inputs”).

The following table presents a reconciliation of the beginning and ending balances of the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs at March 31, 2008 (in thousands):

Derivatives, net
Beginning balance, January 1, 2008	$ (55)
Gains included in other comprehensive income	164
Ending balance, March 31, 2008	$ 109

11.        SEGMENT REPORTING

The Company has two principal reportable segments: Rehabilitation, the Company’s sewer and water pipe rehabilitation segment; and Tite Liner, the Company’s corrosion and abrasion segment. The segments were determined based upon the types of products and services sold by each segment. Each segment is regularly reviewed and evaluated separately.

The following disaggregated financial results have been prepared using a management approach that is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. The Company evaluates performance based on stand-alone operating income (loss).

Financial information by segment was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007

Revenues:
Rehabilitation	$ 110,075	$ 103,321
Tite Liner	15,852	11,661
Total revenues	$ 125,927	$ 114,982

Gross profit:
Rehabilitation	$ 21,652	$ 15,417
Tite Liner	5,234	4,966
Total gross profit	$ 26,886	$ 20,383

Operating income (loss):
Rehabilitation	$ (130)	$ (7,095)
Tite Liner	3,385	3,293
Total operating income (loss)	$ 3,255	$ (3,802)

The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands):

	Three Months Ended March 31,
	2008	2007

Revenues:
United States	$ 78,634	$ 81,015
Canada	12,204	10,831
Europe	26,542	20,448
Other foreign	8,547	2,688
Total revenues	$ 125,927	$ 114,982

Gross profit:
United States	$ 15,983	$ 11,908
Canada	3,922	3,517
Europe	4,784	3,684
Other foreign	2,197	1,274
Total gross profit	$ 26,886	$ 20,383

Operating income (loss):
United States	$ 1,250	$ (4,596)
Canada	2,190	1,524
Europe	(1,571)	(1,722)
Other foreign	1,386	992
Total operating income (loss)	$ 3,255	$ (3,802)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (see Note 1 to Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q for the period ended March 31, 2008).

We believe that certain accounting policies have the potential to have a more significant impact on our consolidated financial statements, either because of the significance of the consolidated financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting policies can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2007.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q that represent the Company’s beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to the Company and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 10, 2008, and in our subsequent Quarterly Reports on Form 10-Q, including this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by the Company from time to time in its periodic filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by the Company in this Form 10-Q are qualified by these cautionary statements.

Executive Summary

We are a worldwide company specializing in proprietary trenchless technologies to rehabilitate, replace and maintain underground pipes through two reportable segments: Rehabilitation and Tite Liner. While we use a variety of trenchless technologies in many different locations, the majority of our revenues are derived from the Insituform® cured-in-place-pipe (“CIPP”) process in the United States.

Our segments are determined primarily based on the types of products sold and services performed by each segment, and each is regularly reviewed and evaluated separately. When appropriate, we refer to geographic regions within a specific segment to highlight any material short-term variations involving significant components of a particular reportable segment. These temporary dissimilarities in economic characteristics are compensated by our view that long-term historical performance and future prospects are similar. Results in our Rehabilitation segment are primarily dependent upon levels of municipal spending, while results in our Tite Liner segment are dependent upon the oil, gas and mining industries.

Our revenues are generated principally in the United States, Canada, the Netherlands, the United Kingdom, France, Switzerland, Chile, Spain, Mexico, Poland, Belgium, India and Romania and include product sales and royalties from our joint ventures in Europe and Asia, and our unaffiliated licensees and sub-licensees throughout the world. The United States remains our single largest market, representing approximately 62.4% of total revenue in the first quarter of 2008 and 70.5% of total revenue in the first quarter of 2007. There are initiatives underway to reduce further this reliance on the United States market beyond the 8.1 percentage point revenue reduction realized in the first quarter of 2008 as compared to the prior year period. Revenues outside of North America increased $12.0 million, or 51.7%, in the first quarter of 2008 as compared to the prior year period.

Our long-term strategy is grounded by five separate but dependent pillars upon which the future of our Company rests. First, we are optimizing our North American rehabilitation operations to achieve growth in a market predicted to remain soft in the near term and be in a position to capitalize on long-term growth opportunities. Second, we are diversifying by product, geography and customer segment. For example, we are globally commercializing our Insituform Blue® clean water product portfolio through several means, including intensifying our focus on identifying cross-selling opportunities on our existing accounts. Third, we are integrating and growing our operations in Europe. Fourth, we are realigning our overhead structure through streamlining key functions and processes. Finally, where appropriate, we are pursuing inorganic growth via the acquisition of complementary technologies and the acquisition or licensing of new products.

Results of Operations – Three Months Ended March 31, 2008 and 2007

On March 29, 2007, we announced plans to exit our tunneling business in an effort to better align our operations with our long-term business strategy. This business was capital and management intensive and carried a higher risk profile in contracting. It also did not complement our core business of rehabilitation of sewer, water and industrial pipes. We can now reallocate these resources to the development of our Insituform Blue® clean water product portfolio, as well as our international and inorganic growth initiatives.

We have classified the results of operations of our tunneling business as discontinued operations for all periods presented. At March 31, 2008, substantially all existing tunneling business activity had been completed.

Corporate expenses previously allocated to our tunneling business have been re-allocated to our remaining two segments, rehabilitation and Tite Liner, for all periods presented.

Key financial data for each of the segments and periods presented is as follows (dollars in thousands):

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)

Consolidated
Revenues	$ 125,927	$ 114,982	$ 10,945	9.5%
Gross profit	26,886	20,383	6,503	31.9
Gross margin	21.4%	17.7%	3.7(1)
Operating expenses	23,631	24,185	(554)	(2.3)
Operating income (loss)	3,255	(3,802)	7,057	185.6
Operating margin	2.6%	(3.3)%	5.9(1)
Net income (loss) from continuing operations	2,030	(3,288)	5,318	161.7

Rehabilitation
Revenues	110,075	103,321	6,754	6.5
Gross profit	21,652	15,417	6,235	40.4
Gross margin	19.7%	14.9%	4.8(1)
Operating expenses	21,782	22,512	(730)	(3.2)
Operating loss	(130)	(7,095)	6,965	98.2
Operating margin	(0.1)%	(6.9)%	6.8(1)

Tite Liner
Revenues	15,852	11,661	4,191	35.9
Gross profit	5,234	4,966	268	5.4
Gross margin	33.0%	42.6%	(9.6) (1)
Operating expenses	1,849	1,673	176	10.5
Operating income	3,385	3,293	92	2.8
Operating margin	21.4%	28.2%	(6.8) (1)

    (1)    Amount reflects percentage point increase (decrease) in margin.

Overview

Consolidated net income (loss) from continuing operations was $5.3 million higher in the first quarter of 2008 than in the first quarter of 2007. The increase in consolidated net income for the first quarter of 2008 was principally due to higher revenues in the rehabilitation segment, coupled with stronger gross profit margins in our rehabilitation business as a result of operational improvements. In addition, operating expenses decreased in the first quarter of 2008 as compared to the first quarter of 2007.

In the first quarter of 2007, we experienced pervasive weakness throughout our U.S. sewer rehabilitation operations. In addition, we experienced project performance issues on certain jobs related to project management, unforeseen geographical conditions and operational inefficiencies. This market weakness, coupled with project performance issues, led to a sharp decline in results from prior periods, which has been progressively improving in subsequent quarters.

In the first quarter of 2008, results in our Rehabilitation segment were generally weak, while results in our Tite Liner segment were generally strong. The weakness in the municipal spending market continued to impact our Rehabilitation segment results, while strength in the oil, mining and gas industries impacted our Tite Liner segment results. Market anomalies between the segments are typically independent of each other, unless a macroeconomic event affects both the water and wastewater rehabilitation markets, and the oil, mining and gas markets. Geographical anomalies within each segment are highlighted below. Anomalies exist for a variety of reasons, including, but not limited to, local economic conditions, weather-related issues, levels of government funding, etc.

Our first quarter 2008 results include $0.5 million of expenses recorded during the quarter in connection with a proxy contest initiated by a dissident stockholder group. In total, we currently anticipate spending approximately $1.3 million related to this matter.

Rehabilitation Segment

Revenues
Revenues increased by 6.5% in the Rehabilitation segment in the first quarter of 2008 to $110.1 million from $103.3 million in the first quarter of 2007. While revenues in the United States were down slightly quarter over quarter, revenues in other parts of the world increased, with the largest growth coming from Europe, and new revenue sources coming from our operations in Asia, including India. This is in-line with our strategy of international diversification, and is a large driver in the company-wide 7.7 percentage point increase of revenues outside of North America as a percentage of total revenues. Revenues in Europe were favorably impacted by strengthening European currencies against the U.S. dollar of $2.7 million in the first quarter of 2008 as compared to the first quarter of 2007.

According to internal market analysis and various market surveys, projections for spending in the U.S. sewer rehabilitation market in 2008 indicate that the market will be flat to slightly down as compared to 2007. We have already responded to these conditions by realigning our cost structure to improve profitability going forward. Our 2007 first quarter operating results were poor. Since that time we have reduced our crew capacity to fit the market demand and eliminated field support costs, as well as reduced corporate costs. We improved our overall operating margins in North America throughout 2007 as result of these actions. We improved the geographic diversity of our business in 2007 and into the first quarter of 2008 with significant new business wins in India, Hong Kong, Australia and Poland. We estimate that roughly $7.5 billion could be spent on infrastructure rehabilitation over the next ten years in India alone. We also are pursuing growth opportunities for our Insituform Blue® clean water product portfolio. We performed Insituform Blue® projects in the U.S., Europe and Asia in 2007. While this business is in its early stages, we expect that our Insituform Blue® projects will contribute modest operating profits in 2008. Our strategy of geographic and product diversification is aimed at reducing our dependency on the U.S. sewer rehabilitation market and minimizing the impact of market downturns, which we experienced in 2007.

Gross Profit and Margin
Rehabilitation gross profit increased by 40.4% in the first quarter of 2008 compared to the first quarter of 2007 primarily due to improved margins. The gross profit improvements in the first quarter of 2008 versus 2007 were throughout the geographical regions within the segment, but the largest increase came from the United States. This was primarily due to improved cost management practices, slightly improved pricing and somewhat increased medium and large diameter installations, which typically produce higher margins than small diameter installations. As mentioned earlier, our results were very poor in the first quarter of 2007 in the United States, due to a variety of reasons, including competitive pricing pressures, poor productivity, installation problems in several geographic regions and a high level of small diameter installations with lower margins. Competitive pricing pressures were particularly felt in the first quarter of 2007. We began experiencing a downturn of bidding in the market in the second half of 2006, and early 2007, creating increased pricing pressure from heightened competition.

In addition, a substantial portion of the revenues came from backlog that had reduced margins caused by lower market pricing resulting from the increased competitive pressures. As mentioned earlier, the U.S. sewer rehabilitation market experienced a downturn in 2007, due to a number of factors, including decreased federal and state funding for underground pipeline infrastructure projects. The gross profit margin percentage increased by 4.8 margin points to 19.7% in the first quarter of 2008 from 14.9% in the first quarter of 2007.

Operating Expenses
Operating expenses decreased by 3.2% in the first quarter of 2008 compared to the first quarter of 2007 primarily due to more effective cost management. Operating expenses, as a percentage of revenues, were 19.8% in the first quarter of 2008 compared to 21.8% in the first quarter of 2007. By cutting costs, we have reallocated the funds saved to our strategic initiatives which will improve future results. We continue to cut costs and foresee this trend continuing throughout 2008 and into 2009.

Direct operating expenses in North America decreased $0.8 million, which was partially offset by increases in operating expenses outside of North America, and for our Insituform Blue® water infrastructure products, discussed in more detail below. We are continuing our focus on business development efforts in international markets, which will require us to re-allocate certain resources to these efforts. Operating expenses increased in Europe in the first quarter of 2008 as compared to the first quarter of 2007 by $0.4 million due to strengthening European currencies against the U.S. dollar and continued growth in Poland and in our Insituform Blue® clean water product portfolio. International operating expenses outside of Canada and Europe grew $0.2 million due to expansion in India, China and Singapore.

Operating Loss and Margin
Improved revenues and gross profit, combined with lower operating expenses, combined for a $7.0 million increase in operating income in the first quarter of 2008 compared to the first quarter of 2007. Rehabilitation operating margin, which is operating income (loss) as a percentage of revenue, improved to (0.1)% in the first quarter of 2008 compared to (6.9)% in the first quarter of 2007.

Tite Liner Segment

Revenues
Revenues for our Tite Liner segment increased by 35.9% in the first quarter of 2008 compared to the first quarter of 2007. This increase was primarily driven by strong growth in South America. Specifically, we worked on two large projects in South America during the first quarter of 2008. Revenues in Canada more than doubled from the fourth quarter of 2007 to the first quarter of 2008. As revenues in the fourth quarter of 2007 were at recent historical lows, we anticipate that revenue in the first quarter of 2008 will be more indicative of volume over the next few quarters. In addition, we continued our project in China, earning $0.3 million during the quarter. Unlike in our Rehabilitation segment, revenues in our Tite Liner segment are responsive to the oil, gas and mining industries, which have all been strong in recent quarters. Substantially all of our Tite Liner revenues are derived from customers in these sectors and, as such, the market conditions are unlike that of our Rehabilitation segment.

Contract backlog for this segment remains near historical highs at $32.2 million, and this operating segment should continue to see strong demand for its services due to the continued historically high commodity pricing levels, such as oil, gas and mining products.

Gross Profit and Margin
Gross profit increased from the prior year quarter by 5.4%, while gross margin percentage decreased from the prior year quarter to 33.0% from 42.6%. The decrease in gross margin percentage was partially due to work performed in South America in the first quarter of 2008 at a lower margin than work performed in other areas of the world. In the first quarter of 2007, results were favorably impacted by large gains realized from project closeouts of $1.3 million in South America and Africa. The gross margin level experienced in the first quarter of 2008 is more in line with the normal range of expectations, while still subject to variability due to different market prices in various locations throughout the world.

Operating Expenses
Operating expenses increased by $0.2 million in the first quarter of 2008 compared to the first quarter of 2007, due principally to additional project management staffing to support the ongoing geographic expansion initiatives. As a percentage of revenue, operating expenses were 11.7% in the first quarter of 2008 compared to 14.3% in the first quarter of 2007, due principally to the significant growth experienced in the current year.

Operating Income and Margin
Operating income was 2.8% higher in the first quarter of 2008 compared to the first quarter of 2007 due to the higher revenue throughput, albeit at lower gross margins. Operating margin, which is operating income as a percentage of revenue, decreased to 21.4% in the first quarter of 2008 compared to 28.2% in the first quarter of 2007.

Interest and Other Income (Expense)

Interest Expense
Interest expense decreased by $0.3 million in the first quarter of 2008, compared to the prior year period, primarily related to the payoff on our Senior Notes, Series A, in February 2007.

Interest Income
Interest income was $0.8 million in the first quarter of 2008 compared to $0.9 million in the first quarter of 2007. Compared to the prior-year period, the fluctuations were primarily driven by interest rates on deposits.

Other Income
Other income was essentially flat in the first quarter of 2008 compared to the same period in 2007. The primary component of other income in the first quarter of 2008 included gains of $1.1 million on the disposition of non-core property and equipment. Likewise, gains of $0.5 million were recorded on dispositions of non-core property and equipment in the first quarter of 2007.

Taxes on Income (Tax Benefits)

Taxes on income increased by $1.8 million in the first quarter of 2008, as compared to the prior year period, due to an increase in income before taxes. Our effective tax rate was 29.5% in the first quarter of 2008, compared to 19.5% in the corresponding period in 2007. The rate was lower in 2007 due to pre-tax losses in several taxing jurisdictions.

Equity in Losses of Affiliated Companies

Equity in losses of affiliated companies in the first quarter of 2008 and 2007 was $0.4 million and $0.3 million, respectively. We have recently invested in start-up joint ventures in Hong Kong and Australia, and losses have been incurred in the early stages of start-up.

Loss from Discontinued Operation, Net of Tax

On March 29, 2007, we announced plans to exit our tunneling business in an effort to better align our operations with our long-term business strategy. In the years leading up to 2007, operating results in the tunneling business caused us to divert cash away from our pursuit of international and inorganic growth. The tunneling business also was management intensive. The closure has enabled us to realign our management structure and reallocate management resources to implement our long-term strategy.

We have classified the results of operations of our tunneling business as discontinued operations for all periods presented. At March 31, 2008, substantially all existing tunneling business activity had been completed.

Revenues from discontinued operations were $5.6 million and $16.0 million in the first quarter of 2008 and 2007, respectively. Losses from discontinued operations, net of income taxes, were $0.1 million and $12.0 million in 2008 and 2007, respectively. The lower activity in discontinued operations was due to the winding down of the business. In the first quarter of 2007, we recorded $16.8 million of non-recurring exit charges.

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

Backlog	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
(in millions)
Rehabilitation	$ 253.4	$ 232.8	$ 208.3	$ 193.1	$ 187.2
Tite Liner	32.2	26.2	16.3	12.5	14.5
Total	$ 285.6	$ 259.0	$ 224.6	$ 205.6	$ 201.7

Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Liquidity and Capital Resources

Cash and Equivalents

	March 31, 2008	December 31, 2007
	(in thousands)
Cash and cash equivalents	$ 88,783	$ 78,961
Restricted cash	2,781	2,487

Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments in Europe.

Sources and Uses of Cash
We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt servicing and investments. In the first quarter of 2008, capital expenditures were primarily for equipment used for our steam-inversion process and replacement of older equipment, primarily in the United States. In addition to these normal, recurring capital expenditures, we expect an increase in capital expenditures over the next few quarters as we invest in crew resources for our Indian joint venture and our Insituform Blue® projects.

Our primary source of cash is operating activities. Besides operating activities, we occasionally borrow under our line of credit to fund operating activities, including working capital investments. Information regarding our cash flows for the three months ended March 31, 2008 and 2007 is discussed below and is presented in our consolidated statements of cash flows contained in this report. Despite the relative flatness in the rehabilitation market expected in 2008, we expect operating cash flows to increase as compared to 2007 as a result of improved profitability. This improved cash flow, coupled with existing cash balances, should be sufficient to fund our operations in 2008. As such, we do not believe flatness in the U.S. sewer rehabilitation market to have a material impact on our liquidity.

Cash Flows from Operations
Operating activities provided $8.2 million in the first three months of 2008 compared to $3.7 million used in the first three months of 2007. We had $2.0 million in net income from continuing operations in the first three months of 2008 compared to a net loss of $3.3 million in the prior year period. Changes in operating assets and liabilities provided $4.7 million in the first three months of 2008 compared to $3.2 million used in the same period last year. Compared to December 31, 2007, net accounts receivable at March 31, 2008, including retainage and costs and estimated earnings in excess of billings (unbilled receivables), decreased by $2.2 million, prepaid expenses and other assets increased by $1.5 million and accounts payable and accrued expenses decreased by $4.3 million. Depreciation and amortization was slightly lower in the first three months of 2008 compared to the first three months of 2007 as a result of a lower level of fixed assets in 2008.

Days sales outstanding (“DSOs”) from continuing operations increased by three days to 102.1 at March 31, 2008 from 99.1 at December 31, 2007. DSOs are essentially flat as compared to 100.0 at March 31, 2007. DSOs have generally increased over the last two years due to enhanced customer requirements for project documentation for billings. Additionally, payment cycles have generally lengthened. Notwithstanding these issues, we are targeting reductions in DSOs and a corresponding improvement in liquidity over the next few quarters as our realignment and process optimization strategies come to fruition.

Cash Flows from Investing Activities
In the first three months of 2008, cash used by investing activities included $3.1 million in capital expenditures. Capital expenditures were primarily for equipment used for our steam-inversion process and replacement of older equipment, primarily in the United States. In the first three months of 2007, $4.2 million was spent on capital expenditures primarily related to equipment used for our steam-inversion process, and replacement of older equipment, primarily in the United States. In addition, $1.4 million was invested in the remodeling of an existing facility to be our new headquarters in Chesterfield, Missouri. In the first three months of 2008, investing activities used $2.5 million compared to $4.1 million in the first three months of 2007.

Cash Flows from Financing Activities
In the first three months of 2008, cash used in financing activities was $0.7 million compared to $10.8 million in the first three months of 2007. During the first quarter of 2007, we made the final amortization payment of $15.7 million on our Senior Notes, Series A.  Net cash of $0.7 million was used via notes payable repayments in the first three months of 2008.

Long-Term Debt

Our total indebtedness as of March 31, 2008 consisted of our $65.0 million Senior Notes, Series 2003-A, due April 24, 2013, and $0.4 million of other notes related to the financing of certain insurance premiums. Our total indebtedness at December 31, 2007 consisted of our $65.0 million Senior Notes, Series 2003-A, due April 24, 2013, and $1.1 million of other notes related to the financing of certain insurance premiums.

Under the terms of our Senior Notes, Series 2003-A, an early prepayment of the notes could cause us to incur a “make-whole” payment to the holder of the notes. Renegotiation of new covenants has typically required the payment of fees to the noteholders.  At March 31, 2008, this make-whole payment would have approximated $11.7 million.

As of March 31, 2008, we were in compliance with all of our debt covenants. We had no debt covenant violations in 2008 or 2007. We anticipate being in compliance with all of our debt covenants over the next 12 months.

We believe we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets for the next twelve months. We expect cash generated from operations to improve going forward due to increased profitability and improved working capital management initiatives.

Disclosure of Contractual Obligations and Commercial Commitments

We have entered into various contractual obligations and commitments in the course of our ongoing operations and financing strategies. Contractual obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities or from commercial arrangements that are directly supported by related revenue-producing activities. Commercial commitments represent contingent obligations, which become payable only if certain pre-defined events were to occur, such as funding financial guarantees. See Note 9 to the consolidated financial statements contained in this report for further discussion regarding our commitments and contingencies.

The following table provides a summary of our contractual obligations and commercial commitments as of March 31, 2008 (in thousands). This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases.

Payments Due by Period
Cash Obligations(1)(2)(3)(4)	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$ 65,000	$ -	$ -	$ -	$ -	$ -	$ 65,000
Interest on long-term debt	23,380	4,251	4,251	4,251	4,251	4,251	2,125
Operating leases	22,854	7,510	6,278	3,618	2,155	1,395	1,898
Total contractual cash obligations	$ 111,234	$ 11,761	$ 10,529	$ 7,869	$ 6,406	$ 5,646	$ 69,023

(1)
Cash obligations are not discounted. See Notes 6 and 9 to the consolidated financial statements contained in this report regarding our long-term debt and credit facility, commitments and contingencies and financings, respectively.

(2)	Resin supply contracts are excluded from this table. See “Commodity Risk” under Part I, Item 3 of this report for further discussion.

(3)
As of March 31, 2008, we had no outstanding borrowings on our $35.0 million credit facility. The available balance was $19.6 million, and the commitment fee was 0.2%. The remaining $15.4 million was used for non-interest bearing letters of credit, $14.5 million of which was collateral for insurance and $0.9 million of which was collateral for work performance.

(4)
Liabilities related to Interpretation No. 48, Accounting for Uncertainty in Income Taxes, have not been included in the table above because we are uncertain as to if or when such amounts may be settled.

Off-Balance Sheet Arrangements

We use various structures for the financing of operating equipment, including borrowings, operating and capital leases, and sale-leaseback arrangements. All debt is presented in the balance sheet. Our contractual obligations and commercial commitments are disclosed above. We also have exposure under performance guarantees by contractual joint ventures and indemnification of our surety. However, we have never experienced any material adverse effects to our consolidated financial position, results of operations or cash flows relative to these arrangements. All of our unconsolidated joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 9 to our consolidated financial statements contained in this report regarding commitments and contingencies.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under GAAP and expands disclosures about fair value measurements. We adopted the provisions of SFAS No. 157 on January 1, 2008. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations. See Note 10 to our consolidated financial statements contained in this report regarding our derivative financial instruments.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 was effective for the on January 1, 2008. However, as is permissible, we have not elected to apply its provisions to any of our financial assets and financial liabilities.

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

Interest Rate Risk

The fair value of our cash and cash equivalent portfolio at March 31, 2008 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt. The fair value of our long-term debt, including current maturities and the amount of outstanding borrowings on the line of credit facility, approximated its carrying value at March 31, 2008. Market risk was estimated to be $0.2 million as the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at March 31, 2008.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliates operating solely outside of the U.S. and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At March 31, 2008, a substantial portion of our cash and cash equivalents were denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $3.8 million impact to our equity through accumulated other comprehensive income.

In order to help mitigate this risk, we may enter into foreign exchange forward or option contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At March 31, 2008, there were foreign currency hedge instruments outstanding with notional amounts of $27.5 million Canadian dollars, €5.0 million (Euros) and £5.0 million (Pounds Sterling) related to our net investment in our foreign operations. See Note 10 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

We were previously subject to a resin supply contract for the purchase and sale of certain proprietary resins we use in our North American operations. The contract provided for the exclusive sale of our proprietary resins by the vendor to us or to third parties that we designated. Pursuant to the terms of the contract, we terminated the contract effective December 31, 2007. To diversify our supplier base, we solicited proposals from resin suppliers and have qualified a number of vendors in North America that can and are currently delivering proprietary resins that meet our specifications. In 2008, we have obtained a majority of our global resin requirements from multiple suppliers, thus reducing the risks inherent in concentrated supply streams. We anticipate this trend to continue throughout 2008 and beyond.

Item 4.   Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

We are involved in certain actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such actions will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.   Risk Factors

There have been no material changes to the risk factors described in Item 1A in our 2007 Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 10, 2008.

Item 6.   Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           INSITUFORM TECHNOLOGIES, INC.

Date:   May 7, 2008                                                                         /s/  David A. Martin
              David A. Martin
              Vice President and Chief Financial Officer
              (Principal Financial Officer)

INDEX TO EXHIBITS

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

31.1	Certification of J. Joseph Burgess pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of J. Joseph Burgess pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.