Form 10-Q
period 2008-06-30
INSITUFORM TECHNOLOGIES INC
filed 2008-07-29
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or
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
Yes ☐ No ☑

There were 27,940,919 shares of common stock, $.01 par value per share, outstanding at July 24, 2008.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$ 135,585	$ 124,968	$ 261,512	$ 239,950
Cost of revenues	104,455	96,919	203,496	191,518
Gross profit	31,130	28,049	58,016	48,432
Operating expenses	24,914	24,021	48,546	48,206
Operating income	6,216	4,028	9,470	226
Other income (expense):
Interest income	739	710	1,587	1,659
Interest expense	(1,158)	(1,315)	(2,385)	(2,808)
Other	237	(134)	1,005	568
Total other income (expense)	(182)	(739)	207	(581)
Income (loss) before taxes on income	6,034	3,289	9,677	(355)
Taxes on income	1,732	759	2,806	49
Income (loss) before minority interests and equity in losses of affiliated companies	4,302	2,530	6,871	(404)
Minority interests	(177)	(84)	(333)	(132)
Equity in losses of affiliated companies	(211)	(14)	(594)	(320)
Income (loss) from continuing operations	3,914	2,432	5,944	(856)
Gain (loss) from discontinued operations, net of tax	(516)	764	(603)	(11,223)
Net income (loss)	$ 3,398	$ 3,196	$ 5,341	$ (12,079)

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$ 0.14	$ 0.09	$ 0.21	$ (0.03)
Gain (loss) from discontinued operations	(0.02)	0.03	(0.02)	(0.41)
Net income (loss)	$ 0.12	$ 0.12	$ 0.19	$ (0.44)
Diluted:
Income (loss) from continuing operations	$ 0.14	$ 0.09	$ 0.21	$ (0.03)
Gain (loss) from discontinued operations	(0.02)	0.03	(0.02)	(0.41)
Net income (loss)	$ 0.12	$ 0.12	$ 0.19	$ (0.44)

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	June 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$ 93,212	$ 78,961
Restricted cash	2,629	2,487
Receivables, net	92,794	85,774
Retainage	23,315	23,444
Costs and estimated earnings in excess of billings	37,802	40,590
Inventories	17,639	17,789
Prepaid expenses and other assets	27,577	28,975
Current assets of discontinued operations	19,383	31,269
Total current assets	314,351	309,289
Property, plant and equipment, less accumulated depreciation	71,940	73,368
Other assets
Goodwill	122,475	122,560
Other assets	27,475	26,532
Total other assets	149,950	149,092
Non-current assets of discontinued operations	8,081	9,391

Total Assets	$ 544,322	$ 541,140

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt and line of credit	$ 513	$ 1,097
Accounts payable and accrued expenses	93,909	87,935
Billings in excess of costs and estimated earnings	7,746	8,602
Current liabilities of discontinued operations	5,961	14,830
Total current liabilities	108,129	112,464
Long-term debt, less current maturities	65,000	65,000
Other liabilities	5,333	7,465
Non-current liabilities of discontinued operations	1,048	953
Total liabilities	179,510	185,882
Minority interests	3,201	2,717

Stockholders’ equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	–	–
Common stock, $.01 par – shares authorized 60,000,000; shares issued and outstanding 27,942,137 and 27,470,623	279	275
Additional paid-in capital	107,184	104,332
Retained earnings	244,318	238,976
Accumulated other comprehensive income	9,830	8,958
Total stockholders’ equity	361,611	352,541

Total Liabilities and Stockholders’ Equity	$ 544,322	$ 541,140

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$ 5,341	$ (12,079)
Loss from discontinued operations	(603)	(11,223)
Income (loss) from continuing operations	5,944	(856)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	8,263	7,789
Gain on sale of fixed assets	(732)	(857)
Equity-based compensation expense	2,789	3,207
Deferred income taxes	2,130	(4,940)
Other	(3,596)	(4,240)
Changes in operating assets and liabilities:
Restricted cash	(138)	(1,174)
Receivables net, retainage and costs and estimated earnings in excess of billings	(4,435)	7,884
Inventories	321	(1,428)
Prepaid expenses and other assets	872	(555)
Accounts payable and accrued expenses	3,891	(10,791)
Net cash provided by (used in) operating activities of continuing operations	15,309	(5,961)
Net cash provided by (used in) operating activities of discontinued operations	(1,340)	1,421
Net cash provided by (used in) operating activities	13,969	(4,540)

Cash flows from investing activities:
Capital expenditures	(6,872)	(8,795)
Proceeds from sale of fixed assets	1,304	1,287
Net cash used in investing activities of continuing operations	(5,568)	(7,508)
Net cash provided by (used in) investing activities of discontinued operations	1,338	(1,423)
Net cash used in investing activities	(4,230)	(8,931)

Cash flows from financing activities:
Proceeds from issuance of common stock	256	1,080
Additional tax benefit from stock option exercises recorded in additional paid-in capital	–	129
Proceeds from notes payable	700	685
Principal payments on notes payable	(1,284)	(1,212)
Principal payments on long-term debt	–	(15,768)
Net cash used in financing activities	(328)	(15,086)
Effect of exchange rate changes on cash	4,840	6,000
Net increase (decrease) in cash and cash equivalents for the period	14,251	(22,557)
Cash and cash equivalents, beginning of period	78,961	96,393
Cash and cash equivalents, end of period	$ 93,212	$ 73,836

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    GENERAL

The accompanying unaudited consolidated financial statements of Insituform Technologies, Inc. and its subsidiaries (“Insituform” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2008 and 2007. The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2008.

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This Statement amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that the adoption of SFAS No. 160 will have on our consolidated financial position, results of operations and cash flows. However, the Company does have certain noncontrolling interests in consolidated subsidiaries. If SFAS No. 160 had been applied as of June 30, 2008, the $3.2 million reported as minority interest in the liabilities section on our consolidated balance sheet would have been reported as $3.2 million of noncontrolling interest in subsidiaries in the equity section of our consolidated balance sheet.

3.         SHARE INFORMATION

 Earnings (loss) per share have been calculated using the following share information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average number of common shares used for basic EPS	27,572,992	27,281,051	27,521,807	27,267,789
Effect of dilutive stock options and restricted stock	753,448	269,335	600,402	–
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	28,326,439	27,550,386	28,122,209	27,269,789

The effect of in-the-money stock options, restricted stock, restricted stock units and deferred stock units of 354,617 were not considered in the calculation of loss per share in the six-month period ended June 30, 2007 as the effect would have been anti-dilutive.

The Company excluded 468,690 and 544,541 stock options for the three months ended June 30, 2008 and 2007, respectively, and 543,491 and 465,541 stock options for the six months ended June 30, 2008 and 2007, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

4.         DISCONTINUED OPERATIONS

On March 29, 2007, the Company announced plans to exit its tunneling business in an effort to align better its operations with its long-term strategic initiatives. In the years leading up to 2007, operating results in the tunneling business limited the Company’s ability to invest in international and inorganic growth opportunities. The tunneling business also required a significant amount of senior management’s time. The closure has enabled the Company to realign its management structure and reallocate management resources and Company capital to implement its long-term strategy.

The Company has classified the results of operations of its tunneling business as discontinued operations for all periods presented. At June 30, 2008, substantially all existing tunneling business activity had been completed.

In the first quarter of 2008, the Company recorded a net closure charge reversal of $0.5 million related to employee termination benefits, retention incentives and equipment and other asset transactions. In the first quarter of 2007, the Company recorded $16.8 million in closure costs related to the tunneling business. The Company recorded a total of $4.8 million (pre-tax) related to closure activities, including expense for $3.6 million (pre-tax) associated with lease terminations and buyouts, $1.1 million (pre-tax) for employee termination benefits and retention incentives and $0.1 million related to debt financing fees paid on March 28, 2007 in connection with certain amendments to the Company’s Senior Notes and credit facility relating to the closure of the tunneling business. The Company also incurred impairment charges for goodwill and other intangible assets of $9.0 million in the first quarter of 2007. In addition, in 2007, the Company recorded charges totaling $3.0 million (pre-tax) for equipment and other assets. No net closure charges were recorded in the second quarter of 2008 or 2007.

Operating results for discontinued operations are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Month Ended June 30,
	2008	2007	2008	2007
Revenues	$ 1,963	$ 19,740	$ 7,571	$ 35,706
Gross profit (loss)	(699)	1,845	(734)	2,032
Operating expenses	549	619	584	18,504
Closure charges (reversals) of tunneling business	–	–	(477)	16,843
Operating income (loss)	(1,248)	1,226	(1,318)	(16,472)
Income (loss) before tax benefits	(813)	1,273	(946)	(16,386)
Taxes on income (tax benefits)	(297)	509	(343)	(5,163)
Net income (loss)	(516)	764	(603)	(11,223)

Balance sheet data for discontinued operations was as follows at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007

Receivables, net	$ 3,934	$ 9,001
Retainage	7,501	9,122
Costs and estimated earnings in excess of billings	6,883	9,063
Prepaid expenses and other current assets	1,065	4,083
Property, plant and equipment, less accumulated depreciation	3,695	4,297
Other assets	2,733	2,957
Total assets	$ 25,811	$ 38,523

Accounts payable and accrued expenses	$ 4,156	$ 9,925
Billings in excess of costs and estimated earnings	152	2,768
Other liabilities	1,048	953
Total liabilities	$ 5,356	$ 13,646

5.         ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets include license agreements, customer relationships and patents and trademarks. Intangible assets at June 30, 2008 and December 31, 2007 were as follows (in thousands):

	As of June 30, 2008				As of December 31, 2007
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

License agreements	23	$ 3,840	$ (2,003)	$ 1,837	$ 3,894	$ (1,976)	$ 1,918
Customer relationships	15	1,797	(571)	1,226	1,797	(512)	1,285
Patents and trademarks	16	19,615	(13,774)	5,841	17,942	(13,613)	4,329
Total		$ 25,252	$ (16,348)	$ 8,904	$ 23,633	$ (16,101)	$ 7,532

	2008	2007
Aggregate amortization expense:
For the three months ended June 30:	$ 73	$ 47
For the six months ended June 30:	136	117

Estimated amortization expense:
For year ending December 31, 2008	566
For year ending December 31, 2009	860
For year ending December 31, 2010	804
For year ending December 31, 2011	748
For year ending December 31, 2012	705

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

At June 30, 2008, the Company had $15.4 million in letters of credit issued and outstanding under its credit facility with Bank of America, $14.5 million of which was collateral for the benefit of certain of the Company’s insurance carriers and $0.9 million was collateral for work performance. The $35.0 million credit facility allows the Company to borrow under a line of credit and/or through standby letters of credit. There were no other outstanding borrowings under the line of credit facility at June 30, 2008, resulting in $19.6 million in available borrowing capacity under the line of credit facility as of that date.

In May 2008, the Company entered into financing arrangements for certain annual insurance premiums in the amount of $0.7 million, of which $0.1 million was repaid in the second quarter of 2008. At June 30, 2008, $0.6 million remained outstanding. The Company intends to repay these notes in full by the end of the first quarter of 2009.

At June 30, 2008 and 2007, the Company had no outstanding borrowings on the credit facility other than issued and outstanding letters of credit.

Debt Covenants

At June 30, 2008, the Company was in compliance with all of its debt covenants as required under the Senior Notes and credit facility. The Company believes it has adequate resources to fund future cash requirements and debt repayments for at least the next twelve months with cash generated from operations, existing cash balances, additional short- and long-term borrowings and the sale of assets.

Under the terms of the Senior Notes, Series 2003-A, prepayment could cause the Company to incur a “make-whole” payment to the holder of the notes. At June 30, 2008, this make-whole payment would have approximated $7.9 million.

7.         EQUITY-BASED COMPENSATION

At June 30, 2008, the Company had two active equity-based compensation plans under which equity-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. There are 2.2 million shares authorized for issuance under these plans. At June 30, 2008, approximately 1.4 million shares remained available for future issuance under these plans.

On April 14, 2008, the Company granted J. Joseph Burgess a non-qualified stock option to purchase 118,397 shares of the Company’s common stock, a performance-based award of 52,784 shares of restricted stock and a one-time award of 103,092 shares of restricted stock in connection with his appointment as the Company’s President and Chief Executive Officer. These awards were issued as “inducement grants” under the rules of the Nasdaq Global Select Market and, as such, were not issued pursuant to the Company’s 2006 Employee Equity Incentive Plan.

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

A summary of stock award activity during the six months ended June 30, 2008 follows:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2008	102,089	$ 19.31
Awarded	442,553	13.56
Shares distributed	(28,266)	14.97
Forfeited	(12,621)	15.92
Outstanding at June 30, 2008	503,755	$ 14.58

Expense associated with stock awards was $0.9 million and $0.6 million in the first six months of 2008 and 2007, respectively. Unrecognized pre-tax expense of $5.8 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.6 years for awards outstanding at June 30, 2008.

For the three months ended June 30, 2008, expense associated with stock awards was $0.5 million compared to $0.3 million for the same period in 2007.

Deferred Stock Unit Awards

Deferred stock units are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the award recipient at a future date and generally are fully vested on the date of award. In addition, certain awards of deferred stock units were made in connection with the service of the Company’s Chairman of the Board, Alfred L. Woods, as the Company’s Interim Chief Executive Officer from August 13, 2007 to April 14, 2008. These awards vested on April 14, 2008. The expense related to the issuance of deferred stock units is recorded according to vesting.

A summary of deferred stock unit activity during the six months ended June 30, 2008 follows:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2008	155,098	$ 18.51
Awarded	51,364(1)	15.61
Shares distributed	(27,382)	20.69
Forfeited	(23,816)(1)	14.01
Outstanding at June 30, 2008	155,264	$ 17.85
___________________

(1)
Mr. Woods was awarded 26,236 deferred stock units on March 3, 2008 as compensation for his service as Interim Chief Executive Officer for the period from February 13, 2008 through August 12, 2008. Pursuant to the terms of the award agreement, however, on April 14, 2008, the amount of deferred stock units was adjusted downward to 8,745 deferred stock units to reflect his actual period of service.

Expense associated with awards of deferred stock units in the three and six months ended June 30, 2008 was $1.1 million compared to $0.6 million in the same periods in 2007.

Stock Options

Stock options on the Company’s common stock are granted from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven years and an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of stock option activity during the six months ended June 30, 2008 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	909,987	$ 21.27
Granted	424,021	13.42
Exercised	(14,200)	14.17
Forfeited	(62,595)	22.21
Expired	(30,371)	21.24
Outstanding at June 30, 2008	1,226,842	$ 18.59
Exercisable at June 30, 2008	681,224	$ 21.50

The weighted average grant-date fair value of options granted in the six months ended June 30, 2008 was $5.31.

The following table summarizes the outstanding options at June 30, 2008:

Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Yrs)
$10.00 - $15.00	578,280	$ 13.61	$ 933,963	5.6
15.01 - 20.00	254,930	17.90	–	4.5
20.01 - 25.00	162,800	23.93	–	3.6
25.01 - 30.00	230,832	28.07	–	3.4
Total Outstanding	1,226,842	$ 18.59	$ 933,963	4.7

The following table summarizes the outstanding options that were exercisable at June 30, 2008:

Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Yrs)
$10.00 - $15.00	155,558	$ 14.08	$ 179,329	2.8
15.01 - 20.00	182,876	17.97	–	4.3
20.01 - 25.00	160,800	23.91	–	3.6
25.01 - 30.00	199,815	28.42	–	3.1
Total Exercisable	699,049	$ 21.46	$ 179,329	3.5

The intrinsic values above are based on the Company’s closing stock price of $15.23 on June 30, 2008. In the first six months of 2008, the Company collected $0.2 million from stock option exercises that had a total intrinsic value of $0.1 million. In the first six months of 2007, the Company collected $1.1 million for option exercises that had a total intrinsic value of $0.5 million. In the six months ended June 30, 2008 and 2007, the Company recorded expense of $0.7 million and $2.0 million, respectively, related to stock option grants. Unrecognized pre-tax expense of $1.8 million related to stock option grants is expected to be recognized over the weighted average remaining contractual term of 4.7 years for awards outstanding at June 30, 2008.

The Company uses a lattice-based option pricing model. The fair value of stock options granted during the six month periods ended June 30, 2008 and 2007 was estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

	For the Six Months Ended June 30,
	2008		2007
	Range	Weighted Average	Range	Weighted Average
Volatility	37.3% – 41.9%	40.6%	45.0% – 46.4%	45.0%
Expected term (years)	4.5	4.5	4.5-4.8	4.5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free rate	4.0%	4.0%	4.4%-4.6%	4.4%

8.        COMPREHENSIVE INCOME

For the three months ended June 30, 2008 and 2007, comprehensive income was $2.6 million and $7.1 million, respectively. For the six months ended June 30, 2008 and 2007, comprehensive income (loss) was $6.2 million and $(6.5) million, respectively. The Company’s adjustment to net income (loss) to calculate comprehensive income (loss) was $(0.8) million and $3.9 million for the three months ended June 30, 2008 and 2007, respectively, and $0.9 million and $5.6 million for the six months ended June 30, 2008 and 2007, respectively, and consisted primarily of cumulative foreign currency translation adjustments.

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

On June 3, 2005, the Company filed a lawsuit in the United States District Court in Memphis, Tennessee against Per Aarsleff A/S, a publicly traded Danish company, and certain of its subsidiaries and affiliates. Since approximately 1980, Per Aarsleff and its subsidiaries held licenses for the Insituform® CIPP process in various countries in Northern and Eastern Europe, Taiwan, Russia and South Africa. Per Aarsleff also is a 50% partner in the Company’s German joint venture and a 25% partner in the Company’s manufacturing company in Great Britain. The Company’s lawsuit seeks, among other things, monetary damages in an unspecified amount for the breach by Per Aarsleff of its license and implied license agreements with the Company and for royalties owed by Per Aarsleff under the license and implied license agreements. On May 12, 2006, the Company amended its lawsuit in Tennessee to (i) seek damages based upon Per Aarsleff’s continued use of Company-patented technology in Denmark, Sweden and Finland following termination of the license agreements, (ii) seek damages based upon Per Aarsleff’s use of Company trade secrets in connection with the operation of its Danish manufacturing facility and (iii) seek an injunction against Per Aarsleff’s continued operation of its manufacturing facility. Per Aarsleff filed its Answer and Affirmative Defenses to the Company’s Amended Complaint on May 25, 2006. On October 25, 2006, Per Aarsleff filed a two count counterclaim against the Company seeking to recover royalties payments paid to the Company. On December 29, 2006, the Company and Per Aarsleff’s 50%-owned Taiwanese subsidiary (“PIEC”) settled their respective claims against each other in exchange for PIEC paying the Company $375,000, which amount was paid on December 29, 2006 (settlement of Taiwanese claims only, remainder of lawsuit continues). The trial for this matter is scheduled to begin November 10, 2008. At June 30, 2008, excluding the effects of the claims specified in the lawsuit, Per Aarsleff owed the Company approximately $0.5 million related to royalties due under the various license and implied license agreements (over and above the Taiwanese settlement amount and the amounts allegedly underreported or misreported by Per Aarsleff) based upon royalty reports prepared and submitted by Per Aarsleff. The Company believes that these receivables are fully collectible at this time. At June 30, 2008, the Company had not recorded any receivable related to this lawsuit.

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

In March 2004, the Company filed a lawsuit in United States District Court in Boston, Massachusetts against its excess insurance carrier for such carrier’s failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage. In March 2005, the Court granted the Company’s partial motion for summary judgment, concluding that the Company’s policy with its excess insurance carrier followed form to the Company’s primary insurance carrier’s policy. On May 25, 2006, the Court entered an order denying a motion for reconsideration previously filed by the excess insurance carrier, thereby reaffirming its earlier opinion. In September 2006, the Company filed a motion for summary judgment as to the issue of whether the primary insurance carrier’s policy provided coverage for the underlying claim and as to the issue of damages. The excess insurance carrier also filed a motion for summary judgment as to the issue of primary coverage. On September 28, 2007, the Court entered an order that granted the Company’s motion for summary judgment as to liability and denied the excess insurance carrier’s motion. The Court found that the excess carrier’s policy followed form to the primary policy and that the claim was covered under both policies. However, the Court found that there were factual questions as to the amount of the Company’s claim. The case was set for a jury trial as to damages on February 4, 2008. The day before trial was to begin, the excess insurance carrier advised the Court that it would stipulate to a damage award equal to the award the Company would ask the jury to award, $6.1 million. On March 31, 2008, the Court entered a final judgment in favor of the Company in the amount of $7.7 million ($6.1 million in actual damages and $1.6 million in prejudgment interest). The excess insurance carrier has appealed the judgment to the United States Court of Appeals for the First Circuit and the Company has filed a cross appeal.

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

The total claim receivable was $7.8 million at June 30, 2008, and was included in the prepaid and other assets caption on the consolidated balance sheet. The claim receivable is composed of actual remediation costs, pre-judgment interest and post-judgment interest as outlined in the table below:

	Documented Remediation Costs	Interest	Total
	(in thousands)
Claim recorded June 30, 2005	$ 5,872	$ 275	$ 6,147
Adjustment based on subsequent developments(1)	183	–	183
Interest recorded(2)	–	1,450	1,450
Claim receivable balance, June 30, 2008	$ 6,055	$ 1,725	$ 7,780
                     ___________________

(1)
During the second quarter of 2006, the claim was adjusted up by $0.5 million, as a result of documented remediation costs. During the second quarter of 2007, the claim was adjusted down by $0.3 million, as a result of subsequent developments in the matter. Interest was adjusted accordingly.

(2)
During the second quarter of 2008, the Company recorded interest income of $0.1 million for post-judgment interest. During the first six months of 2008, the Company recorded interest income of $0.2 million ($0.1 million in post-judgment interest and $0.1 million in pre-judgment interest). In the three and six months ended June 30, 2007, the Company recorded $0.1 million in a reversal of interest income and $0.1 million in pre-judgment interest income, respectively. In total, the Company has recorded $1.6 million in pre-judgment interest and $0.1 million in post-judgment interest.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at June 30, 2008 on its consolidated balance sheet.

10.      DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations. The Company’s currency forward contracts as of June 30, 2008, relate only to Canadian Dollar, Euro and Pound Sterling exchange rates. At June 30, 2008, a net deferred loss of $0.2 million related to these hedges was recorded in prepaid expenses and other assets and other comprehensive income on the consolidated balance sheet. All hedges were effective, and therefore, no gain or loss was recorded in the consolidated statements of operations.

The following table summarizes the Company’s derivative instrument positions at June 30, 2008:

			Weighted
			Average
			Remaining	Average
		Notional	Maturity	Exchange
	Position	Amount	in Months	Rate
Canadian Dollar	Sell	$ 11,000,000	6.2	1.015
Euro	Sell	€ 11,000,000	6.2	1.536
Pound Sterling	Sell	£ 5,000,000	6.2	1.964

There was no financial instrument activity in the first six months of 2007, nor were there any open positions at June 30, 2007.

In accordance with SFAS No. 157, the Company determined that the instruments summarized above are derived from significant unobservable inputs (“Level 3 inputs”).

The following table presents a reconciliation of the beginning and ending balances of the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs at June 30, 2008 (in thousands), which consists only of the items summarized above:

Derivatives, net
Beginning balance, January 1, 2008	$ (55)
Loss included in other comprehensive income	(152)
Ending balance, June 30, 2008	$ (207)

11.      INCOME TAXES

The Company had changes in the second quarter of 2008 regarding Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”) assets and liabilities. At June 30, 2008, the expiration of certain statutes of limitation and the impact of tax positions taken during a prior period resulted in a decrease of $0.3 million to the Company's uncertain tax positions.

12.       SEGMENT REPORTING

The Company has two principal reportable segments: Rehabilitation, the Company’s sewer and water pipe rehabilitation segment; and Tite Liner, the Company’s industrial pipeline rehabilitation segment. The segments were determined based upon the types of products and services sold by each segment. Each segment is regularly reviewed and evaluated separately.

The following disaggregated financial results have been prepared using a management approach that is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. The Company evaluates performance based on stand-alone operating income (loss).

Financial information by segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues:
Rehabilitation	$ 117,843	$ 114,280	$ 227,918	$ 217,601
Tite Liner	17,742	10,688	33,594	22,349
Total revenues	$ 135,585	$ 124,968	$ 261,512	$ 239,950

Gross profit:
Rehabilitation	$ 26,077	$ 23,536	$ 47,729	$ 38,953
Tite Liner	5,053	4,513	10,287	9,479
Total gross profit	$ 31,130	$ 28,049	$ 58,016	$ 48,432

Operating income (loss):
Rehabilitation	$ 2,944	$ 1,299	$ 2,815	$ (5,796)
Tite Liner	3,272	2,730	6,656	6,022
Total operating income	$ 6,216	$ 4,029	$ 9,471	$ 226

The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	20007

Revenues:
United States	$ 83,313	$ 84,786	$ 161,948	$ 157,700
Canada	13,703	13,158	25,908	32,090
Europe	27,452	23,559	53,994	44,007
Other foreign	11,116	3,465	19,663	6,154
Total revenues	$ 135,585	$ 124,968	$ 261,512	$ 239,950

Gross profit:
United States	$ 18,470	$ 17,097	$ 34,453	$ 29,005
Canada	4,947	4,604	8,869	8,121
Europe	5,385	5,282	10,169	8,965
Other foreign	2,328	1,067	4,525	2,341
Total gross profit	$ 31,130	$ 28,049	$ 58,016	$ 48,432

Operating income (loss):
United States	$ 2,308	$ 561	$ 3,559	$ (4,035)
Canada	3,203	2,744	5,392	4,267
Europe	(750)	88	(2,321)	(1,634)
Other foreign	1,455	636	2,840	1,628
Total operating income	$ 6,216	$ 4,029	$ 9,471	$ 226

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

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (see Note 1 to Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q for the period ended June 30, 2008).

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

Executive Summary

We are a worldwide company specializing in proprietary trenchless technologies to rehabilitate, replace and maintain underground pipes without digging or disruption. Our results are reported in two reportable segments: Rehabilitation and Tite Liner. While we use a variety of trenchless technologies in many different locations, the majority of our revenues are derived from the Insituform® cured-in-place-pipe (“CIPP”) process in the United States.

Our reportable segments are determined primarily based on the types of products sold and services performed by each segment. We regularly review and evaluate our segment reporting structure. When appropriate, we refer to geographic regions within a specific segment to highlight any material short-term variations involving significant components of a particular reportable segment. These temporary dissimilarities in economic characteristics are compensated by our view that long-term historical performance and future prospects are similar. Results in our Rehabilitation segment are primarily dependent upon levels of municipal spending, while results in our Tite Liner segment are dependent upon the oil, gas and mining industries.

Our revenues are generated principally in the United States, Canada, the Netherlands, the United Kingdom, France, Switzerland, Chile, Spain, Mexico, Poland, Belgium and India and include product sales and royalties from our joint ventures in Europe and Asia and our unaffiliated licensees and sub-licensees throughout the world. The United States remains our single largest market, representing approximately 61.9% of total revenue in the first half of 2008 and 65.7% of total revenue in the first half of 2007. We currently have initiatives underway in connection with our strategic plan to reduce further this reliance on the United States market beyond the 3.8 percentage point revenue reduction realized in the first half of 2008 as compared to the prior year period. Revenues outside of North America increased $23.5 million, or 46.8%, in the first half of 2008 as compared to the prior year period.

Our long-term strategy is grounded by five separate but dependent pillars. First, we are optimizing our North American rehabilitation operations to achieve growth in a market predicted to remain soft in the near term and be in a position to capitalize on long-term growth opportunities. Second, we are diversifying by product, geography and customer segment. For example, we are globally commercializing our Insituform Blue® clean water product portfolio through several means, including intensifying our focus on identifying cross-selling opportunities on our existing accounts. Third, we are integrating and growing our operations in Europe. Fourth, we are realigning our overhead structure through streamlining key functions and processes. Finally, where appropriate, we are pursuing inorganic growth via the acquisition of complementary technologies and the acquisition or licensing of new products , with a concentration on those areas with the highest expected financial return, notably our Tite Liner segment and our Insituform Blue® portfolio of products and services.

Results of Operations – Three and Six Months Ended June 30, 2008 and 2007

On March 29, 2007, we announced plans to exit our tunneling business in an effort to align better our operations with our long-term business strategy. This business was capital and management intensive and carried a higher risk profile in contracting. It also did not complement our core business of rehabilitation of sewer, water and industrial pipes. We can now reallocate these resources to the development of our Insituform Blue® clean water product portfolio, as well as our international and inorganic growth initiatives.

We have classified the results of operations of our tunneling business as discontinued operations for all periods presented. At June 30, 2008, substantially all existing tunneling business activity had been completed.

Corporate expenses previously allocated to our tunneling business have been re-allocated to our two reportable segments, Rehabilitation and Tite Liner, for all periods presented.

Key financial data for each of our reportable segments and periods presented is as follows (dollars in thousands):

	Three Months Ended June 30,
	2008	2007	Increase (Decrease)

Consolidated
Revenues	$ 135,585	$ 124,968	$ 10,617	8.5%
Gross profit	31,130	28,049	3,081	11.0
Gross margin	23.0%	22.4%	0.6%(1)
Operating expenses	24,914	24,021	893	3.7
Operating income	6,216	4,028	2,188	54.3
Operating margin	4.6%	3.2%	1.4%(1)
Net income from continuing operations	3,914	2,432	1,482	60.9

Rehabilitation
Revenues	117,843	114,280	3,563	3.1
Gross profit	26,077	23,536	2,541	10.8
Gross margin	22.1%	20.6%	1.5%(1)
Operating expenses	23,133	22,238	895	4.0
Operating income	2,944	1,298	1,646	126.8
Operating margin	2.5%	1.1%	1.4%(1)

Tite Liner
Revenues	17,742	10,688	7,054	66.0
Gross profit	5,053	4,513	540	12.0
Gross margin	28.5%	42.2%	(13.7)%(1)
Operating expenses	1,781	1,783	(2)	(0.1)
Operating income	3,272	2,730	542	19.9
Operating margin	18.4%	25.5%	(7.1)%(1)
        ___________________

        (1) Amount reflects percentage point increase (decrease) in margin.

	Six Months Ended June 30,
	2008	2007	Increase (Decrease)

Consolidated
Revenues	$ 261,512	$ 239,950	$ 21,562	9.0%
Gross profit	58,016	48,432	9,584	19.8
Gross margin	22.2%	20.2%	2.0%(1)
Operating expenses	48,546	48,206	340	0.7
Operating income	9,470	226	9,244	4090.3
Operating margin	3.6%	0.1%	3.5%(1)
Net income (loss) from continuing operations	5,944	(856)	6,800	794.4

Rehabilitation
Revenues	227,918	217,601	10,317	4.7
Gross profit	47,729	38,953	8,776	22.5
Gross margin	20.9%	17.9%	3.0%(1)
Operating expenses	44,915	44,749	166	0.4
Operating income (loss)	2,814	(5,796)	8,610	148.6
Operating margin	1.2%	-2.7%	3.9%(1)

Tite Liner
Revenues	33,594	22,349	11,245	50.3
Gross profit	10,287	9,479	808	8.5
Gross margin	30.6%	42.4%	(11.8)%(1)
Operating expenses	3,631	3,457	174	5.0
Operating income	6,656	6,022	634	10.5
Operating margin	19.8%	26.9%	(7.1)%(1)
___________________

(1) Amount reflects percentage point increase (decrease) in margin.

Overview

Consolidated net income (loss) from continuing operations was $1.5 million higher in the second quarter of 2008 than in the second quarter of 2007 and $6.8 million higher in the first six months of 2008 than in the first six months of 2007. The increase in consolidated income from continuing operations for the second quarter of 2008 was principally due to improved margins in our Rehabilitation segment, coupled with growth in our Tite Liner segment. In addition, operating expenses decreased as a percentage of revenues to 18.4% in the second quarter of 2008 as compared to 19.2% the second quarter of 2007, and to 18.6% in the first six months of 2008 as compared to 20.1% in the first six months of 2007.

In the first quarter of 2007, we began experiencing weakness in our U.S. sewer rehabilitation market. In addition, we experienced project performance issues on certain jobs related to project management and operational inefficiencies. This market weakness, coupled with project performance issues, led to a sharp decline in results from prior periods, which has been progressively improving in subsequent quarters.

In the second quarter and first half of 2008, results in our Rehabilitation segment were improved over the prior corresponding periods, and results in our Tite Liner segment were very strong. The weakness in the municipal spending market continued to negatively impact our Rehabilitation segment results, while strength in the oil, mining and gas industries positively impacted our Tite Liner segment results. Market anomalies between the segments are typically independent of each other, unless a macroeconomic event affects both the water and wastewater rehabilitation markets and the oil, mining and gas markets. Geographical anomalies within each segment are highlighted below. Anomalies exist for a variety of reasons, including, but not limited to, local economic conditions, weather-related issues, levels of government funding, etc.

Our second quarter 2008 results include $1.2 million of expenses recorded during the quarter in connection with a proxy contest initiated by a dissident stockholder and its affiliates. In total, we spent approximately $1.7 million related to this matter and do not expect any further expenses. In addition, our second quarter 2008 results include $0.8 million in expenses related to compensation in connection with the transition of the office of the chief executive.

Rehabilitation Segment

Revenues
Revenues increased 3.1% in our Rehabilitation segment in the second quarter of 2008 to $117.8 million from $114.3 million in the second quarter of 2007. In addition, backlog has increased steadily over the past several quarters. While revenues in the United States were down slightly quarter over quarter, and first half over first half, revenues in other parts of the world increased. We experienced revenue growth of $4.2 million in Europe in the second quarter of 2008 versus the prior year period, primarily driven the impact of strengthening European currencies. We saw new revenue sources from our operations in Asia, including $1.2 million in India in the second quarter of 2008. The emergence of these international operations is in-line with our strategy of international diversification and is a large driver in the Company-wide 3.8 percentage point increase of revenues outside of North America as a percentage of total revenues.

Revenues increased 4.7% in the Rehabilitation segment in the first six months of 2008 compared to the first six months of 2007 primarily due to the same reasons discussed above.

According to internal market analysis and various market surveys, projections for spending in the U.S. sewer rehabilitation market in 2008 indicate that the market will be flat to slightly down as compared to 2007. We have already responded to these conditions by realigning our cost structure to improve profitability going forward by reducing our crew capacity to fit the market demand and eliminating field support costs, as well as reducing corporate costs. We improved our overall operating margins in North America throughout 2007 as result of these actions. We improved the geographic diversity of our business in 2007 and in the first half of 2008 with significant new business wins in India, Hong Kong, Australia and Poland.

We also are pursuing growth opportunities for our Insituform Blue® clean water product portfolio. We performed Insituform Blue® projects in the U.S., Europe and Asia in 2008. While this business is in its early stages, we continue to expect that our Insituform Blue® projects will contribute modest operating profits in 2008. Our strategy of geographic and product diversification is aimed at reducing our dependency on the U.S. sewer rehabilitation market and minimizing the impact of market downturns, which we experienced in 2007.

Gross Profit and Margin
Gross profit in our Rehabilitation segment increased 10.8% in the second quarter of 2008 compared to the second quarter of 2007 primarily due to improved margins from increased revenues. We drove improved execution and had favorable weather conditions in the second quarter of 2008. Positive pricing trends, improved cost management practices and product mix improvements also contributed to the growth in gross profit.

Our Rehabilitation segment gross profit increased 22.5% in the first six months of 2008 compared to the same period of 2007. Our results were very poor in the first quarter of 2007 in the United States, due to a variety of reasons, including competitive pricing pressures, poor productivity, installation problems in several geographic regions and a high level of small diameter installations with lower margins. Competitive pricing pressures were particularly felt in the first quarter of 2007. We began experiencing a downturn of bidding in the market in the second half of 2006, creating increased pricing pressure from heightened competition.

A large portion of the profitability improvements made in recent quarters relate to the initiatives we have implemented with our cost structure and crew productivity. We have driven down the fixed costs of labor per unit installed in North America by more than 4%, and we have been able to keep our equipment costs fairly flat relative to last year, notwithstanding more than a 40% increase in fuel prices from last year. We have also increased the average feet installed per week by more than 6% due to productivity improvements, due in large part to the continued rollout of our iPlus™ Infusion™ technology. We will continue driving improvements in productivity through enhanced project management and crew training and continued implementation of technologies, along with improved logistics management. We are also seeking avenues for taking advantage of our vertical integration and manufacturing capabilities by expanding our third-party product sales efforts.

In addition, a substantial portion of the revenues came from backlog that had reduced margins caused by lower market pricing resulting from the increased competitive pressures. As mentioned earlier, the U.S. sewer rehabilitation market experienced a downturn in 2007, due to a number of factors, including decreased federal and state funding for underground pipeline infrastructure projects. Our gross profit margin percentage increased by 1.5 margin points to 22.1% in the second quarter of 2008 from 20.6% in the second quarter of 2007. In the first six months of the 2008, the gross profit margin percentage increased by 3.0 margin points to 20.9% compared to the 17.9% in the first six months of 2007.

Operating Expenses
Operating expenses increased 4.0% in the second quarter of 2008 compared to the second quarter of 2007 primarily due to costs associated with a proxy contest initiated by a dissident stockholder and its affiliates. After removing these costs, operating expenses were down $0.3 million, or 1.4%, compared to the prior year period.

Operating expenses remained relatively flat in the first six months of 2008 compared to the first six months of 2007 despite increased revenues. Operating expenses, as a percentage of revenues, were 19.7% in the first six months of 2008 compared to 20.6% in the first six months of 2007. The above-mentioned proxy contest also impacted the first half operating expenses in 2008. After removing these costs, operating expenses were down $1.5 million, or 3.4%, compared to the prior year period.

Operating expenses in North America decreased $2.7 million in the first half of 2008 as compared to the first half of 2007, which was partially offset by increases in operating expenses outside of North America and for our Insituform Blue® water infrastructure products. We are continuing our focus on business development efforts in international markets, which will require us to dedicate certain resources to these efforts. Operating expenses in Europe increased by $1.7 million in the first half of 2008 compared to the first half of 2007 due to strengthening European currencies against the U.S. dollar and continued growth in contracting and in our Insituform Blue® clean water product portfolio. International operating expenses outside of Canada and Europe grew $0.7 million due to our expansion in Asia.

We have been focused on cost reduction and realignment efforts, particularly in our North American sewer rehabilitation business over the last six months.  A large portion of the savings was offset by the costs related to the proxy contest and one-time compensation matters, discussed previously. Our efforts to reduce our fixed overhead costs will continue and even accelerate, as we progress through the remainder of 2008.  In total, we have reduced our corporate operating costs by approximately $0.8 million in the first half of 2008.

Operating Income (Loss) and Margin
Improved revenues and gross profit, partially offset by slightly higher operating expenses, combined for a $1.6 million increase in operating income in the second quarter of 2008 compared to the second quarter of 2007. Rehabilitation operating margin, which is operating income as a percentage of revenue, improved to 2.5% in the second quarter of 2008 compared to 1.1% in the second quarter of 2007.

Operating income in the first six months of 2008 increased $8.6 million compared to the first six months of 2007, primarily due to the improvement in first quarter results in 2008 versus 2007, which was particularly weak. Rehabilitation operating margin improved to 1.2% in the first six months of 2008 compared to (2.7)% in the first six months of 2007.

Tite Liner Segment

Revenues
Revenues in our Tite Liner segment increased by 66.0% in the second quarter of 2008 compared to the second quarter of 2007. Our Tite Liner segment is divided into four primary operating regions: Canada, South America, Latin America and the United States. Each of these four regions saw a growth in revenues, with the largest increase coming from a record quarter in South America. In that region alone, revenues increased by $5.2 million due mainly to our work on two large revenue projects in Chile. In addition, revenues in Canada increased approximately 14.7% in the second quarter of 2008 compared to the second quarter of 2007. We had increased revenues in Mexico and performed work in two new markets, China and Australia.

Revenues for our Tite Liner segment increased by 50.3% in the first six months of 2008 compared to the first six months of 2007. This increase was primarily due to the substantial improvement in our South American operations. In South America, revenues increased $9.1 million compared to the first six months of 2007. In addition, our operation in Canada for the first six months of 2008 have rebounded from the decline in the second half of 2007.

Unlike in our Rehabilitation segment, revenues in our Tite Liner segment are responsive to the oil, gas and mining industries, which have all been strong in recent quarters. Substantially all of our Tite Liner revenues are derived from customers in these sectors and, as such, the market conditions are unlike that of our Rehabilitation segment.

Contract backlog for this segment declined from recent historic highs to $24.7 million, a decrease of 23.4% over the prior quarter. While we expect revenues in South America and Canada to decline in the last half of the year, we anticipate year-over-year growth in 2008 versus 2007. Our Tite Liner segment should continue to see strong demand for its services due to the continued high commodity pricing levels.

Gross Profit and Margin
Gross profit increased from the prior year quarter by 12.0%, while gross margin percentage decreased from the prior year quarter to 28.5% from 42.2%. The decrease in gross margin percentage was primarily due to work performed in South America in the second quarter of 2008 at a lower margin than work performed in other areas of the world. In addition, we experienced some favorable project close-outs in the prior year period which led to an abnormally high gross margin percentage.

Our Tite Liner segment gross profit increased by $0.8 million in the first six months of 2008 compared to the same period of 2007. Gross margin percentage during the same period decreased from the prior year to 30.6% from 42.4%. This decrease was principally due to the lower margin, large revenue projects in South America as well as the favorable impact to results in the first six months of 2007 from large gains realized from project closeouts of $1.3 million in South America and Africa. The decrease in the margin for South America was also partially due to an increase in the percentage of revenue from subcontractors as well as an increase in competitive bidding. The gross margin level experienced in the first six months of 2008 is more in line with the normal range of expectations, while still subject to variability due to different market prices in various locations throughout the world.

Operating Expenses
Operating expenses in our Tite Liner segment were relatively flat in the second quarter of 2008 compared to the second quarter of 2007, despite the 66.0% increase in revenues. As a percentage of revenues, operating expenses were 10.0% in the second quarter of 2008 compared to 16.7% in the second quarter of 2007, as we were able to contain costs even in light of the rapid growth in revenues.

Operating expenses increased 5.0% in the first six months of 2008 compared to the first six months of 2007 primarily due to additional staffing costs in the first quarter of 2008 to support our ongoing geographical expansion initiatives. Operating expenses as a percentage of revenues were 10.8% in the first six months of 2008 compared to 15.5% in the first six months of 2007.

Operating Income and Margin
Operating income was 19.9% higher in the second quarter of 2008 compared to the second quarter of 2007 due to the higher revenue throughput, although at lower gross margins. Operating margin decreased to 18.4% in the second quarter of 2008 compared to 25.5% in the second quarter of 2007.

Operating income in the first six months of 2008 increased by $0.6 million compared to the first six months of 2007. Our Tite Liner segment operating margin decreased to 19.8% in the first six months of 2008 compared to 26.9% in the first six months of 2007.

Interest and Other Income (Expense)

Interest Expense
Interest expense decreased $0.2 million and $0.4 million in the second quarter and first six months of 2008, respectively, compared to the prior year periods, primarily related to the payoff on our Senior Notes, Series A, in February 2007.

Interest Income
Interest income was relatively flat and decreased by $0.1 million in the second quarter of 2008 and first six months of 2008, respectively, compared to the prior year period. These small variations were primarily driven by fluctuating interest rates on deposits.

Other Income
Other income increased by $0.4 million in the second quarter and first six months of 2008 compared to the same periods in 2007. The primary component of other income in the first half of 2008 included gains of $0.7 million on the disposition of excess property and equipment. Likewise, gains of $0.9 million were recorded on dispositions of excess property and equipment in the first half of 2007.

Taxes on Income (Tax Benefits)

Taxes on income increased $1.0 million and $2.8 million in the second quarter and first six months of 2008, respectively, as compared to the prior year periods, due to an increase in income before taxes. Our effective tax rate was 28.7% and 29.0% in the second quarter and first six months of 2008, respectively, compared to 23.1% and -13.8% in the corresponding periods in 2007. The effective tax rate for the first half of 2007 varied substantially from the statutory rates due to a consolidated pre-tax loss combined with pre-tax income generated in certain foreign tax jurisdictions with higher rates.

Equity in Losses of Affiliated Companies

Equity in losses of affiliated companies in the second quarter of 2008 was $0.2 million compared to an immaterial amount in the same period of 2007. Equity in losses of affiliated companies in the first six months of 2008 and 2007 was $0.6 million and $0.3 million, respectively. We have recently invested in start-up joint ventures in Hong Kong and Australia, and losses have been incurred in the early stages of start-up. We expect to see improvements in earnings from these ventures in the foreseeable future.

Loss from Discontinued Operation, Net of Tax

On March 29, 2007, we announced plans to exit our tunneling business in an effort to align better our operations with our long-term business strategy. In the years leading up to 2007, operating results in our tunneling business caused us to divert cash away from our pursuit of international and inorganic growth. The tunneling business also was management intensive. The closure has enabled us to realign our management structure and reallocate management resources to implement our long-term strategy.

We have classified the results of operations of our tunneling business as discontinued operations for all periods presented. At June 30, 2008, substantially all existing tunneling business activity had been completed.

Revenues from discontinued operations were $2.0 million and $19.7 million in the second quarters of 2008 and 2007, respectively. Revenues from discontinued operations were $7.6 million and $35.7 million in the first six months of 2008 and 2007, respectively. Income (losses) from discontinued operations, net of income taxes, were $(0.5) million and $(0.6) million in the second quarter and first six months of 2008, respectively, compared to $0.8 million and $(11.2) million in the second quarter and first six months of 2007, respectively. The lower activity in discontinued operations was due to the winding down of the business.

During the second quarter of 2008, as projects closed out, there were some additional costs incurred that contributed to the net loss. In addition, there were approximately $0.4 million of legal expenses incurred in the pursuit of outstanding claims.

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

Backlog	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
(in millions)
Rehabilitation	$ 265.1	$ 253.4	$ 232.8	$ 208.3	$ 193.1
Tite Liner	24.7	32.2	26.2	16.3	12.5
Total	$ 289.8	$ 285.6	$ 259.0	$ 224.6	$ 205.6

Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Liquidity and Capital Resources

Cash and Equivalents

	June 30, 2008	December 31, 2007
	(in thousands)
Cash and cash equivalents	$ 93,212	$ 78,961
Restricted cash	2,629	2,487

Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments in Europe.

Sources and Uses of Cash
We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt servicing and investments. In the first six months of 2008, capital expenditures were primarily for equipment used for our steam-inversion process and replacement of older equipment, primarily in the United States. Our additional capital expenses come from an increase in crew resources for both our Indian joint venture as well as our Insituform Blue® projects. We expect this increase to continue over the next few quarters.

Our primary source of cash is operating activities. Besides operating activities, we occasionally borrow under our line of credit to fund operating activities, including working capital investments. Information regarding our cash flows for the six months ended June 30, 2008 and 2007 is discussed below and is presented in our consolidated statements of cash flows contained in this report. Despite the relative flatness in the rehabilitation market expected in 2008, we expect operating cash flows to increase as compared to 2007 as a result of improved profitability. This improved cash flow, coupled with existing cash balances, should be sufficient to fund our operations in 2008. As such, we do not believe flatness in the U.S. sewer rehabilitation market to have a material impact on our liquidity.

Cash Flows from Operations
Operating activities provided $14.0 million in the first six months of 2008 compared to $4.5 million used in the first six months of 2007. We had $5.3 million in net income from continuing operations in the first six months of 2008 compared to a net loss of $12.1 million in the prior year period. Changes in operating assets and liabilities provided $0.5 million in the first six months of 2008 compared to $6.1 million used in the same period last year. Compared to December 31, 2007, net accounts receivable at June 30, 2008, including retainage and costs and estimated earnings in excess of billings (unbilled receivables), increased by $4.4 million, prepaid expenses and other assets decreased by $0.9 million and accounts payable and accrued expenses decreased by $3.9 million.
Depreciation and amortization was slightly higher in the first six months of 2008 compared to the first six months of 2007.

Days sales outstanding (“DSOs”) from continuing operations decreased by one day to 98.1 at June 30, 2008 from 99.1 at December 31, 2007. DSOs were 92.8 at June 30, 2007. DSOs have generally increased over the last two years due to enhanced customer requirements for project documentation for billings. Additionally, payment cycles have generally lengthened. Notwithstanding these issues, we are targeting reductions in DSOs and a corresponding improvement in liquidity over the next few quarters as we execute our realignment and process optimization strategies.

Cash Flows from Investing Activities
In the first six months of 2008, cash used by investing activities included $6.9 million in capital expenditures. Capital expenditures were primarily for equipment used for our steam-inversion process and replacement of older equipment, primarily in the United States. In the first six months of 2007, $8.8 million was spent on capital expenditures primarily related to equipment used for our steam-inversion process, and replacement of older equipment, primarily in the United States. In addition, $2.6 million was invested in the remodeling of an existing facility to be our new headquarters in Chesterfield, Missouri. In the first six months of 2008, investing activities used $4.2 million compared to $8.9 million in the first six months of 2007.

Cash Flows from Financing Activities
In the first six months of 2008, cash used in financing activities was $0.3 million compared to $15.1 million in the first six months of 2007. During the first quarter of 2007, we made the final amortization payment of $15.7 million on our Senior Notes, Series A.

Long-Term Debt

Our total indebtedness as of June 30, 2008 consisted of our $65.0 million Senior Notes, Series 2003-A, due April 24, 2013, and $0.5 million of other notes related to the financing of certain insurance premiums. Our total indebtedness at December 31, 2007 consisted of our $65.0 million Senior Notes, Series 2003-A, due April 24, 2013, and $1.1 million of other notes related to the financing of certain insurance premiums.

Under the terms of our Senior Notes, Series 2003-A, an early prepayment of the notes could cause us to incur a “make-whole” payment to the holder of the notes. Renegotiation of new covenants has typically required the payment of fees to the noteholders. At June 30, 2008, this make-whole payment would have approximated $7.9 million.

As of June 30, 2008, we were in compliance with all of our debt covenants. We had no debt covenant violations in 2008 or 2007. We anticipate being in compliance with all of our debt covenants over the next 12 months.

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

The following table provides a summary of our contractual obligations and commercial commitments as of June 30, 2008 (in thousands). This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases.

Payments Due by Period
Cash Obligations(1)(2)(3)(4)	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$ 65,000	$ -	$ -	$ -	$ -	$ -	$ 65,000
Interest on long-term debt	21,254	2,125	4,251	4,251	4,251	4,251	2,125
Operating leases	22,297	4,662	6,849	4,213	2,731	1,787	2,055
Total contractual cash obligations	$ 108,551	$ 6,787	$ 11,100	$ 8,464	$ 6,982	$ 6,038	$ 69,180
___________________

(1)
Cash obligations are not discounted. See Notes 6 and 9 to the consolidated financial statements contained in this report regarding our long-term debt and credit facility and commitments and contingencies, respectively.

(2)	Resin supply contracts are excluded from this table. See “Commodity Risk” under Part I, Item 3 of this report for further discussion.

(3)
As of June 30, 2008, we had no outstanding borrowings on our $35.0 million credit facility. The available balance was $19.6 million and the commitment fee was 0.175%. The remaining $15.4 million was used for non-interest bearing letters of credit, $14.5 million of which was collateral for insurance and $0.9 million of which was collateral for work performance.

(4)
Liabilities related to Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, have not been included in the table above because we are uncertain as to if or when such amounts may be settled.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at June 30, 2008 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt. The fair value of our long-term debt, including current maturities and the amount of outstanding borrowings on the line of credit facility, approximated its carrying value at June 30, 2008. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at June 30, 2008 would not be material.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliates operating solely outside of the U.S. and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At June 30, 2008, a substantial portion of our cash and cash equivalents were denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $3.5 million impact to our equity through accumulated other comprehensive income.

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At June 30, 2008, there were foreign currency hedge instruments outstanding with notional amounts of $11.0 million Canadian dollars, €11.0 million and £5.0 million related to our net investment in our foreign operations. See Note 10 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

We obtain a majority of our global resin requirements, one of our primary raw materials, from multiple suppliers in order to diversify our supplier base and thus reduce the risks inherent in concentrated supply streams. We have qualified a number of vendors in North America that can and are currently delivering proprietary resins that meet our specifications.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on Monday, May 19, 2008, the following matters were voted upon:

1.	The following seven directors were elected, each to serve a one-year term or until his or her successor has been elected and qualified. The vote was as follows:

Name	For	Withheld
J. Joseph Burgess	11,056,537	98,631
Stephen P. Cortinovis	11,056,977	98,191
Stephanie A. Cuskley	11,057,593	97,575
John P. Dubinsky	8,049,982	114,040
Juanita H. Hinshaw	11,056,670	98,498
Nickolas W. Vande Steeg	10,595,799	64,461
Alfred L. Woods	8,057,870	106,152

The following nominees, who each received votes as set forth opposite his name, were not elected to the Board:

Name	For	Withheld
Sheldon Weinig	8,030,673	133,349
Alfonse D’Amato	3,436,642	4,232,472
Disque D. Deane Jr.	6,148,333	1,520,781
Matthew J. Diserio	7,361,584	3,298,676
Richard Onses	4,027,556	3,641,558

2.	The appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2008 was ratified. The vote was as follows:

For	Against	Abstain
18,698,976	102,983	22,322

3.	A proposed amendment to the Company’s Amended and Restated By-Laws to fix the number of directors at six was not approved. The vote was as follows:

For	Against	Abstain
6,630,376	12,177,726	16,180

Item 5.  Other Information

On July 23, 2008, our Board of Directors adopted certain amendments to our Amended and Restated By-Laws (the “By-Laws”).  Specifically, the amendments facilitate the use of electronic transmission in the delivery of meeting notices for the Board of Directors and stockholders, proxy materials and other stockholder communications and in corporate governance recordkeeping.  In addition, the amended By-Laws (i) clarify that the advance notice provisions of the By-Laws apply to all stockholder proposals, including proposals sought to be included in our proxy materials and stockholder proposals made by independent proxy solicitation or on the floor at the Annual Meeting of Stockholders, (ii) clarify the procedures that a stockholder must use in electing and nominating directors before the Annual Meeting, (iii) require that stockholders proposing matters to be brought before an Annual Meeting or nominating directors for election at an Annual Meeting notify the Company of any derivative positions, hedging transactions and other arrangements of the stockholder with respect to our common stock,  (iv) provide for the postponement or adjournment of any meeting of stockholders by the Board of Directors, and (v) clarify that only the Board of Directors may call a special meeting of the stockholders.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                INSITUFORM TECHNOLOGIES, INC.

Date: July 29, 2008                                                                      /s/ David A. Martin
                  David A. Martin
                  Vice President and Chief Financial Officer
                  (Principal Financial Officer)

INDEX TO EXHIBITS

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

3.3	Amended and Restated By-Laws of the Company, as amended through July 23, 2008, filed herewith.

31.1	Certification of J. Joseph Burgess pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of J. Joseph Burgess pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.