Form 10-Q
period 2008-09-30
INSITUFORM TECHNOLOGIES INC
filed 2008-10-31
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________  to  ______________________

Commission File Number: 0-10786

Insituform Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware                                                                                                    13-3032158
(State or other jurisdiction of incorporation or organization)                            (I.R.S. Employer Identification No.)

     17988 Edison Avenue, Chesterfield, Missouri                                                            63005-3700
    (Address of principal executive offices)                                                                                                                        (Zip Code)

(636) 530-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                              Accelerated filer ☑

Non-accelerated filer ☐                                                                Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 27,932,612 shares of common stock, $.01 par value per share, outstanding at October 23, 2008.

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$ 137,877	$ 125,640	$ 399,390	$ 365,591
Cost of revenues	105,655	100,000	309,152	291,519
Gross profit	32,222	25,640	90,238	74,072
Operating expenses	21,948	21,638	70,494	69,846
Operating income	10,274	4,002	19,744	4,226
Other income (expense):
Interest income	823	689	2,410	2,348
Interest expense	(1,161)	(1,331)	(3,546)	(4,139)
Other	(68)	475	937	1,043
Total other expense	(406)	(167)	(199)	(748)
Income before taxes on income	9,868	3,835	19,545	3,478
Taxes on income (tax benefits)	2,035	(654)	4,842	(604)
Income before minority interests and equity in earnings (losses) of affiliated companies	7,833	4,489	14,703	4,082
Minority interests	(393)	(120)	(726)	(252)
Equity in earnings (losses) of affiliated companies	351	311	(243)	(8)
Income from continuing operations	7,791	4,680	13,734	3,822
Loss from discontinued operations, net of tax	(1,139)	(198)	(1,744)	(11,421)
Net income (loss)	$ 6,652	$ 4,482	$ 11,990	$ (7,599)

Earnings (loss) per share:
Basic:
Income from continuing operations	$ 0.28	$ 0.17	$ 0.50	$ 0.14
Loss from discontinued operations	(0.04)	(0.01)	(0.06)	(0.42)
Net income (loss)	0.24	0.16	0.44	(0.28)
Diluted:
Income from continuing operations	$ 0.28	$ 0.17	$ 0.49	$ 0.14
Loss from discontinued operations	(0.04)	(0.01)	(0.06)	(0.42)
Net income (loss)	$ 0.24	$ 0.16	$ 0.43	$ (0.28)

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	September 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$ 90,062	$ 78,961
Restricted cash	2,058	2,487
Receivables, net	96,893	85,774
Retainage	22,858	23,444
Costs and estimated earnings in excess of billings	43,737	40,590
Inventories	17,436	17,789
Prepaid expenses and other assets	31,615	28,975
Current assets of discontinued operations	17,093	31,269
Total current assets	321,752	309,289
Property, plant and equipment, less accumulated depreciation	71,977	73,368
Other assets
Goodwill	122,437	122,560
Other assets	24,457	26,532
Total other assets	146,894	149,092
Non-current assets of discontinued operations	7,157	9,391

Total Assets	$ 547,780	$ 541,140

Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt and line of credit	$ 1,523	$ 1,097
Accounts payable and accrued expenses	99,430	87,935
Billings in excess of costs and estimated earnings	8,244	8,602
Current liabilities of discontinued operations	4,361	14,830
Total current liabilities	113,558	112,464
Long-term debt, less current maturities	65,000	65,000
Other liabilities	4,372	7,465
Non-current liabilities of discontinued operations	874	953
Total liabilities	183,804	185,882
Minority interests	3,222	2,717

Stockholders’ equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	–	–
Common stock, $.01 par – shares authorized 60,000,000; shares issued and outstanding 27,929,533 and 27,420,623	279	275
Additional paid-in capital	107,901	104,332
Retained earnings	250,966	238,976
Accumulated other comprehensive income	1,608	8,958
Total stockholders’ equity	360,754	352,541

Total Liabilities and Stockholders’ Equity	$ 547,780	$ 541,140

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$ 11,990	$ (7,599)
Loss from discontinued operations	1,744	11,421
Income from continuing operations	13,734	3,822
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	12,973	11,950
Gain on sale of fixed assets	(1,452)	(2,401)
Equity-based compensation expense	3,555	3,005
Deferred income taxes	710	(5,114)
Other	(138)	(1,692)
Changes in operating assets and liabilities:
Restricted cash	327	(1,404)
Receivables net, retainage and costs and estimated earnings in excess of billings	(20,510)	(2,556)
Inventories	(55)	(371)
Prepaid expenses and other assets	(4,457)	(7,470)
Accounts payable and accrued expenses	8,883	(7,984)
Net cash provided by (used in) operating activities of continuing operations	13,570	(10,215)
Net cash provided by operating activities of discontinued operations	466	4,360
Net cash provided by (used in) operating activities	14,036	(5,855)

Cash flows from investing activities:
Capital expenditures	(11,085)	(12,462)
Proceeds from sale of fixed assets	1,521	2,182
Net cash used in investing activities of continuing operations	(9,564)	(10,280)
Net cash provided by (used in) investing activities of discontinued operations	1,339	(4,175)
Net cash used in investing activities	(8,225)	(14,455)

Cash flows from financing activities:
Proceeds from issuance of common stock	256	2,496
Additional tax benefit from stock option exercises recorded in additional paid-in capital	–	148
Proceeds from notes payable	2,580	2,648
Principal payments on notes payable	(2,154)	(1,921)
Net proceeds from line of credit	–	5,000
Principal payments on long-term debt	–	(15,768)
Net cash provided by (used in) financing activities	682	(7,397)
Effect of exchange rate changes on cash	4,608	9,326
Net increase (decrease) in cash and cash equivalents for the period	11,101	(18,381)
Cash and cash equivalents, beginning of period	78,961	96,393
Cash and cash equivalents, end of period	$ 90,062	$ 78,012

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

The accompanying unaudited consolidated financial statements of Insituform Technologies, Inc. and its subsidiaries (“Insituform” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2008 and 2007. The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, consequently, do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2008.

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2.        ACCOUNTING POLICIES

Newly Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 became partially effective for the Company on January 1, 2008 (SFAS No. 157 is not yet effective for non-financial assets and liabilities). SFAS No. 157 establishes a hierarchy in order to segregate fair value measurements using quoted prices in active markets for identical assets or liabilities, significant other observable inputs and significant unobservable inputs. For assets and liabilities that are measured at fair value on a recurring basis, SFAS No. 157 requires disclosure of information that enables users of financial statements to assess the inputs used to determine fair value based on the aforementioned hierarchy. See Note 10 for further information regarding the Company’s assets and liabilities that are measured at fair value on a recurring basis.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 was effective for the Company on January 1, 2008. However, the Company has not elected to apply the provisions of SFAS No. 159 to any of the Company’s financial assets and financial liabilities, as permitted by SFAS No. 159.

Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141, Business Combinations, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Adoption of this statement will impact the Company’s consolidated financial position and results of operations if it completes a business combination subsequent to January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This Statement amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 160 will have on its consolidated financial position, results of operations and cash flows. However, the Company does have certain noncontrolling interests in consolidated subsidiaries. If SFAS No. 160 had been applied as of September 30, 2008, the $3.2 million reported as minority interest in the liabilities section on the Company’s consolidated balance sheet would have been reported as $3.2 million of noncontrolling interest in subsidiaries in the equity section of its consolidated balance sheet.

3.        SHARE INFORMATION

Earnings (loss) per share have been calculated using the following share information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average number of common shares used for basic EPS	27,490,413	27,316,092	27,559,721	27,284,067
Effect of dilutive stock options and restricted stock	705,532	203,507	633,784	–
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	28,195,945	27,519,599	28,193,505	27,284,067

In the nine-month period ended September 30, 2007, the effect of in-the-money stock options, restricted stock, restricted stock units and deferred stock units of 322,331 were not considered in the calculation of loss per share as the effect would have been anti-dilutive.

The Company excluded 465,434 and 593,656 stock options for the three months ended September 30, 2008 and 2007, respectively, and 526,212 and 460,056 stock options for the nine months ended September 30, 2008 and 2007, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

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

The Company has classified the results of operations of its tunneling business as discontinued operations for all periods presented. Substantially all existing tunneling business activity had been completed in early 2008.

In the first quarter of 2007, the Company recorded $16.8 million in closure costs related to the tunneling business. The Company recorded a total of $4.8 million (pre-tax) related to closure activities, including expense for $3.6 million (pre-tax) associated with lease terminations and buyouts, $1.1 million (pre-tax) for employee termination benefits and retention incentives and $0.1 million related to debt financing fees paid on March 28, 2007 in connection with certain amendments to the Company’s Senior Notes and credit facility relating to the closure of the tunneling business. The Company also incurred impairment charges for goodwill and other intangible assets of $9.0 million in the first quarter of 2007. In addition, in 2007, the Company recorded charges totaling $3.0 million (pre-tax) for equipment and other assets. Net closure (reversals) charges relating to equipment and other asset transactions of $(0.3) million and $0.9 million were recorded in the third quarter of 2008 and 2007, respectively.

Operating results for discontinued operations are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$ (584)	$ 13,458	$ 6,987	$ 49,163
Gross profit (loss)	(995)	692	(1,729)	2,724
Operating expenses	1,260	411	2,321	2,072
Closure charges (reversals) of tunneling business	(300)	940	(777)	17,783
Operating loss	(1,955)	(659)	(3,273)	(17,131)
Loss before tax benefits	(1,955)	(344)	(2,902)	(16,730)
Tax benefits	816	146	1,158	5,309
Net loss	$ (1,139)	$ (198)	$ (1,744)	$ (11,421)

Balance sheet data for discontinued operations was as follows at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007

Receivables, net	$ 4,618	$ 9,001
Retainage	7,169	9,122
Costs and estimated earnings in excess of billings	4,687	9,063
Prepaid expenses and other current assets	619	4,083
Property, plant and equipment, less accumulated depreciation	4,483	6,434
Other assets	2,674	2,957
Total assets	$ 24,250	$ 40,660

Accounts payable and accrued expenses	4,240	12,062
Billings in excess of costs and estimated earnings	121	2,768
Other liabilities	874	953
Total liabilities	$ 5,235	$ 15,783

5.        ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets include license agreements, customer relationships and patents and trademarks. Intangible assets at September 30, 2008 and December 31, 2007 were as follows (in thousands):

		As of September 30, 2008			As of December 31, 2007
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

License agreements	20	$ 3,840	$ (2,044)	$ 1,796	$ 3,894	$ (1,976)	$ 1,918
Customer relationships	15	1,797	(602)	1,195	1,797	(512)	1,285
Patents and trademarks	16	20,206	(13,867)	6,339	17,942	(13,613)	4,329
Total		$ 25,843	$ (16,513)	$ 9,330	$ 23,633	$ (16,101)	$ 7,532

	2008	2007
Aggregate amortization expense:
For the three months ended September 30:	$ 282	$ 68
For the nine months ended September 30:	863	185

Estimated amortization expense:
For year ending December 31, 2008	$ 1,026
For year ending December 31, 2009	652
For year ending December 31, 2010	597
For year ending December 31, 2011	541
For year ending December 31, 2012	497

6.        LONG-TERM DEBT AND CREDIT FACILITY

Financing Arrangements

On April 4, 2008, the Company amended its $35.0 million credit facility with Bank of America, N.A., to extend the maturity date of the credit facility to April 30, 2009 and increase the Company’s borrowing rates on Eurodollar loans and letters of credit by 0.25% (now ranging from 1.25% to 2.25%), among other things.

At September 30, 2008, the Company had $15.9 million in letters of credit issued and outstanding under its credit facility with Bank of America, $14.5 million of which was collateral for the benefit of certain of the Company’s insurance carriers and $1.4 million was collateral for work performance. The $35.0 million credit facility allows the Company to borrow under a line of credit and/or through standby letters of credit. There were no other outstanding borrowings under the line of credit facility at September 30, 2008, resulting in $19.1 million in available borrowing capacity under the line of credit facility as of that date. At September 30, 2007, the Company had $5.0 million outstanding borrowings on its credit facility.

In May 2008, the Company entered into financing arrangements for certain annual insurance premiums in the amount of $0.7 million. Through the third quarter, the Company has repaid $0.4 million. In July 2008, the Company entered into additional financing arrangements for certain annual insurance premiums in the amount of $1.7 million, of which the Company has repaid $0.6 million. At September 30, 2008, $1.5 million remained outstanding for the two financing arrangements. The Company intends to repay these notes in full by the end of the first quarter of 2009.

Debt Covenants

At September 30, 2008, the Company was in compliance with all of its debt covenants as required under the Senior Notes and credit facility. The Company believes it has adequate resources to fund future cash requirements and debt repayments for at least the next twelve months with cash generated from operations, existing cash balances, additional short- and long-term borrowings and the sale of assets.

7.        EQUITY-BASED COMPENSATION

At September 30, 2008, the Company had two active equity-based compensation plans under which equity-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. There are 2.2 million shares authorized for issuance under these plans. At September 30, 2008, approximately 1.4 million shares remained available for future issuance under these plans.

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

A summary of stock award activity during the nine months ended September 30, 2008 follows:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2008	102,089	$ 19.31
Awarded	442,553	13.56
Shares distributed	(37,763)	16.91
Forfeited	(50,284)	14.93
Outstanding at September 30, 2008	456,595	$ 14.41

Expense associated with stock awards was $1.4 million and $0.7 million in the first nine months of 2008 and 2007, respectively. Unrecognized pre-tax expense of $4.8 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.3 years for awards outstanding at September 30, 2008.

For the three months ended September 30, 2008, expense associated with stock awards was $0.5 million compared to $0.1 million for the same period in 2007.

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

A summary of deferred stock unit activity during the nine months ended September 30, 2008 follows:

	Deferred Stock Units		Weighted Average Award Date Fair Value
Outstanding at January 1, 2008	155,098		$ 18.51
Awarded	51,364	(1)	15.61
Shares distributed	(27,382)		20.69
Forfeited	(23,816	)(1)	14.01
Outstanding at September 30, 2008	155,264		$ 17.85

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

There was no expense associated with deferred stock unit awards during the third quarter of 2008 or 2007. Expense associated with awards of deferred stock units in the nine months ended September 30, 2008 was $1.1 million compared to $0.6 million in the same period in 2007.

Stock Options

Stock options on the Company’s common stock are granted from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven years and an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of stock option activity during the nine months ended September 30, 2008 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	909,987	$ 21.27
Granted	424,021	13.42
Exercised	(14,200)	14.17
Forfeited	(149,871)	17.02
Expired	(30,371)	21.07
Outstanding at September 30, 2008	1,139,566	$ 18.99
Exercisable at September 30, 2008	695,793	$ 21.46

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2008 was $5.31.  In the first nine months of 2008, the Company collected $0.3 million from stock option exercises that had a total intrinsic value of $0.1 million. In the first nine months of 2007, the Company collected $2.5 million for option exercises that had a total intrinsic value of $0.7 million. In the nine months ended September 30, 2008 and 2007, the Company recorded expense of $0.9 million and $1.7 million, respectively, related to stock option grants. The intrinsic value calculation is based on the Company’s closing stock price of $14.96 on September 30, 2008. Unrecognized pre-tax expense of $1.2 million related to stock option grants is expected to be recognized over the weighted average remaining contractual term of 4.4 years for awards outstanding at September 30, 2008.

The Company uses a lattice-based option pricing model. The fair value of stock options granted during the nine month periods ended September 30, 2008 and 2007 was estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

	For the Nine Months Ended September 30,
	2008		2007
	Range	Weighted Average	Range	Weighted Average
Volatility	37.3% – 41.9%	40.6%	44.9% – 46.4%	45.0%
Expected term (years)	4.5	4.5	4.5-4.8	4.6
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free rate	4.0%	4.0%	4.4%-4.6%	4.4%

8.        COMPREHENSIVE INCOME

For the three months ended September 30, 2008 and 2007, comprehensive income was $1.6 million and 7.8 million, respectively. For the nine months ended September 30, 2008 and 2007, comprehensive income was $4.6 million and $1.4 million, respectively. The Company’s adjustment to net income (loss) to calculate comprehensive income (loss) was $(8.2) million and $3.4 million for the three months ended September 30, 2008 and 2007, respectively, and $(7.3) million and $9.0 million for the nine months ended September 30, 2008 and 2007, respectively, and consisted primarily of cumulative foreign currency translation adjustments and gains or losses associated with our foreign currency hedging contracts.

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

On June 3, 2005, the Company filed a lawsuit in the United States District Court in Memphis, Tennessee against Per Aarsleff A/S, a publicly traded Danish company, and certain of its subsidiaries and affiliates. Since approximately 1980, Per Aarsleff and its subsidiaries held licenses for the Insituform® CIPP process in various countries in Northern and Eastern Europe, Taiwan, Russia and South Africa. Per Aarsleff also is a 50% partner in the Company’s German joint venture and a 25% partner in the Company’s manufacturing company in Great Britain. The Company’s lawsuit seeks, among other things, monetary damages in an unspecified amount for the breach by Per Aarsleff of its license and implied license agreements with the Company and for royalties owed by Per Aarsleff under the license and implied license agreements. On May 12, 2006, the Company amended its lawsuit in Tennessee to (i) seek damages based upon Per Aarsleff’s continued use of Company-patented technology in Denmark, Sweden and Finland following termination of the license agreements, (ii) seek damages based upon Per Aarsleff’s use of Company trade secrets in connection with the operation of its Danish manufacturing facility and (iii) seek an injunction against Per Aarsleff’s continued operation of its manufacturing facility. Per Aarsleff filed its Answer and Affirmative Defenses to the Company’s Amended Complaint on May 25, 2006. On October 25, 2006, Per Aarsleff filed a two count counterclaim against the Company seeking to recover royalties payments paid to the Company. On December 29, 2006, the Company and Per Aarsleff’s 50%-owned Taiwanese subsidiary (“PIEC”) settled their respective claims against each other in exchange for PIEC paying the Company $375,000, which amount was paid on December 29, 2006 (settlement of Taiwanese claims only, remainder of lawsuit continues). The trial for this matter is scheduled to begin November 10, 2008. At September 30, 2008, excluding the effects of the claims specified in the lawsuit, Per Aarsleff owed the Company approximately $0.5 million related to royalties due under the various license and implied license agreements (over and above the Taiwanese settlement amount and the amounts allegedly underreported or misreported by Per Aarsleff) based upon royalty reports prepared and submitted by Per Aarsleff. The Company believes that these receivables are fully collectible at this time. At September 30, 2008, the Company had not recorded any receivable related to this lawsuit.

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

In March 2004, the Company filed a lawsuit in United States District Court in Boston, Massachusetts against its excess insurance carrier, American Home Assurance Company, a subsidiary of American Insurance Group, Inc. (“American Home”), for American Home’s failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage. In March 2005, the Court granted the Company’s partial motion for summary judgment, concluding that the Company’s policy with American Home followed form to the Company’s primary insurance carrier’s policy. On May 25, 2006, the Court entered an order denying a motion for reconsideration previously filed by American Home, thereby reaffirming its earlier opinion. In September 2006, the Company filed a motion for summary judgment as to the issue of whether the primary insurance carrier’s policy provided coverage for the underlying claim and as to the issue of damages. American Home also filed a motion for summary judgment as to the issue of primary coverage. On September 28, 2007, the Court entered an order that granted the Company’s motion for summary judgment as to liability and denied American Home’s motion. The Court found that American Home’s policy followed form to the primary policy and that the claim was covered under both policies. However, the Court found that there were factual questions as to the amount of the Company’s claim. The case was set for a jury trial as to damages on February 4, 2008. The day before trial was to begin, American Home advised the Court that it would stipulate to a damage award equal to the award the Company would ask the jury to award, $6.1 million. On March 31, 2008, the Court entered a final judgment in favor of the Company in the amount of $7.7 million ($6.1 million in actual damages and $1.6 million in prejudgment interest). American Home has appealed the judgment to the United States Court of Appeals for the First Circuit and the Company has filed a cross appeal. In connection with its appeal, American Home secured the Company’s judgment with an appellate bond issued by National Union Fire Insurance Company of Pittsburgh, another AIG Company (“National Union”). Given AIG’s recent financial difficulties, the Company is closely monitoring the financial condition of each of American Home and National Union. As of September 30, 2008, each of American Home and National Union had a rating of “A” (Excellent) with the leading insurance industry rating service.

During the second quarter of 2005, the Company, in consultation with outside legal counsel, determined that the likelihood of recovery from American Home was probable and that the amount of such recovery was reliably estimable. An insurance claims expert retained by the Company’s outside legal counsel reviewed the documentation produced with respect to the claim and, based on this review, provided the Company with an estimate of the costs that had been sufficiently documented and substantiated to date. American Home’s financial viability also was investigated during this period and was determined to have a strong rating of A+ with the leading insurance industry rating service. Based on these factors, the favorable court decisions in March 2005 and September 2007, the Company believed that recovery from American Home was both probable and reliably estimable and recorded an insurance claim receivable in connection with this matter.

The total claim receivable was $7.9 million at September 30, 2008, and was included in the prepaid and other assets caption on the consolidated balance sheet. The claim receivable is composed of actual remediation costs, pre-judgment interest and post-judgment interest as outlined in the table below. At September 30, 2008, the Company continued to believe that recovery of the recorded insurance claim receivable is probable.

	Documented Remediation Costs	Interest	Total
	(in thousands)
Claim recorded June 30, 2005	$ 5,872	$ 275	$ 6,147
Adjustment based on subsequent developments(1)	183	–	183
Interest recorded(2)	–	1,546	1,546
Claim receivable balance, September 30, 2008	$ 6,055	$ 1,821	$ 7,876
___________________

(1)
During the second quarter of 2006, the claim was adjusted up by $0.5 million, as a result of documented remediation costs. During the second quarter of 2007, the claim was adjusted down by $0.3 million, as a result of subsequent developments in the matter. Interest was adjusted accordingly.

(2)
During the third quarter of 2008, the Company recorded interest income of $0.1 million for post-judgment interest. During the first nine months of 2008, the Company recorded interest income of $0.3 million ($0.1 million in pre-judgment interest and $0.2 million in post-judgment interest). In the third quarter of 2007, no interest was recorded for this claim. For the nine months ended September 30, 2007, the Company recorded $0.1 million in pre-judgment interest income. In total, the Company has recorded $1.6 million in pre-judgment interest and $0.2 million in post-judgment interest.

Department of Justice Investigation

The Company has incurred costs in responding to two United States government subpoenas relating to the investigation of alleged public corruption and bid rigging in the Birmingham, Alabama metropolitan area during the period from 1997 to 2003. The Company has produced hundreds of thousands of documents in an effort to comply fully with these subpoenas, which the Company believes were issued to most, if not all, sewer repair contractors and engineering firms that had public sewer projects in the Birmingham area. Indictments of public officials, contractors, engineers and contracting and engineering companies were announced in February, July and August of 2005, including the indictment of a former joint venture partner of the Company. A number of those indicted, including the Company’s former joint venture partner and its principals, have been convicted or pleaded guilty and have now been sentenced and fined. The Company has been advised by the government that the Company is not considered a target of the investigations at this time. The investigations are ongoing and the Company may have to incur additional legal expenses in complying with its obligations in connection with the investigations. The Company has been fully cooperative throughout the investigations.

Other Litigation

The Company is involved in certain other litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such other litigation will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Guarantees

The Company has entered into several contractual joint ventures in order to develop joint bids on contracts for its installation business. In these cases, the Company could be required to complete the joint venture partner’s portion of the contract if the partner were unable to complete its portion. The Company would be liable for any amounts for which the Company itself could not complete the work and for which a third party contractor could not be located to complete the work for the amount awarded in the contract. While the Company would be liable for additional costs, these costs would be offset by any related revenues due under that portion of the contract. The Company has not experienced material adverse results from such arrangements. Based on these facts, while there can be no assurances, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at September 30, 2008 on its consolidated balance sheet.

10.      DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations. The Company’s currency forward contracts as of September 30, 2008, relate only to Canadian Dollar, Euro and Pound Sterling exchange rates. At September 30, 2008, a net deferred gain of $3.3 million related to these hedges was recorded in prepaid expenses and other assets and other comprehensive income on the consolidated balance sheet. All hedges were effective, and therefore, no gain or loss was recorded in the consolidated statements of operations.

The following table summarizes the Company’s derivative instrument positions at September 30, 2008:

			Weighted
			Average
			Remaining	Average
		Notional	Maturity	Exchange
	Position	Amount	in Months	Rate
Canadian Dollar	Sell	$13,500,000	3.2	1.012
Euro	Sell	€13,500,000	3.2	1.543
Pound Sterling	Sell	£5,000,000	3.2	1.964

At December 31, 2007, a net deferred loss of $0.1 million related to hedges was recorded in accounts payable and accrued expenses and other comprehensive income on the consolidated balance sheet. At December 31, 2007, there were three open derivative positions, with notional amounts of $20.0 million Canadian Dollars, €5.0 million and £5.0 million, respectively.

In accordance with SFAS No. 157, the Company determined that the instruments summarized above are derived from significant unobservable inputs (“Level 3 inputs”).

The following table presents a reconciliation of the beginning and ending balances of the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs at September 30, 2008 (in thousands), which consists only of the items summarized above:

Derivatives, net
Beginning balance, January 1, 2008	$ (55)
Gain included in other comprehensive income	3,362
Ending balance, September 30, 2008	$ 3,307

11.      INCOME TAXES

The expiration of certain statutes of limitation and the impact of tax positions taken during a prior period resulted in a decrease of $0.4 million and $0.7 million, respectively, to the Company’s uncertain tax positions recorded as a tax benefit in the third quarter and first nine months of 2008.

At September 30, 2007, the expiration of certain statutes of limitations resulted in the recognition of uncertain tax positions in the amount of $0.4 million to the Company’s uncertain tax positions in each of the third quarter and first nine months of 2007.

12.      SEGMENT REPORTING

The Company operates in three distinct markets: sewer rehabilitation, water rehabilitation and energy and mining services. Management organizes the enterprise around differences in products and services, as well as by geographic areas. Within the sewer rehabilitation market, the Company operates in three distinct geographies: North America, Europe and internationally outside of North America and Europe. As such, the Company is now organized into five reportable segments: North American Sewer Rehabilitation, European Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation, Water Rehabilitation and Energy and Mining. Each segment will be regularly reviewed and evaluated separately.

In 2008, the Company has been in transition following the appointment of a new Chief Executive Officer in April. The Company has also realigned management of certain of its operations and experienced growth in certain previously immaterial operations. As a result of a review and assessment of the Company’s business operations by the Company’s new Chief Executive Officer, and in connection with the Company’s regular review and evaluation of its reportable segments, the Company identified new reportable segments according to the guidance of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company previously had two reportable segments – Rehabilitation and Tite Liner. In connection with the realignment, the Company divided the Rehabilitation segment into four new reportable segments, and renamed the Tite Liner segment as its Energy and Mining segment. Previously reported data has been updated to reflect this change.

The following disaggregated financial results have been prepared using a management approach that is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. The Company evaluates performance based on stand-alone operating income (loss).

Financial information by segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues:
North American Sewer Rehabilitation	$ 89,346	$ 88,258	$ 257,495	$ 261,455
European Sewer Rehabilitation	27,055	25,057	79,313	68,216
Asia-Pacific Sewer Rehabilitation	1,768	670	5,459	783
Water Rehabilitation	5,917	1,108	9,738	2,241
Energy and Mining	13,791	10,547	47,385	32,896
Total revenues	$ 137,877	$ 125,640	$ 399,390	$ 365,591

Gross profit:
North American Sewer Rehabilitation	$ 20,184	$ 15,226	$ 56,405	$ 45,188
European Sewer Rehabilitation	5,941	6,320	15,936	15,130
Asia-Pacific Sewer Rehabilitation	614	394	1,699	444
Water Rehabilitation	1,263	189	1,692	320
Energy and Mining	4,220	3,511	14,506	12,990
Total gross profit	$ 32,222	$ 25,640	$ 90,238	$ 74,072

Operating income (loss):
North American Sewer Rehabilitation	$ 6,757	$ 1,444	$ 11,910	$ (2,586)
European Sewer Rehabilitation	347	1,113	(1,084)	324
Asia-Pacific Sewer Rehabilitation	368	(11)	722	(214)
Water Rehabilitation	482	(322)	(780)	(1,099)
Energy and Mining	2,320	1,778	8,976	7,801
Total operating income	$ 10,274	$ 4,002	$ 19,744	$ 4,226

The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues:
United States	$ 90,842	$ 84,038	$ 252,789	$ 249,839
Canada	12,649	11,916	38,557	35,905
Europe	28,327	25,549	82,322	69,443
Other foreign	6,059	4,137	25,722	10,404
Total revenues	$ 137,877	$ 125,640	$ 399,390	$ 365,591

Gross profit:
United States	$ 20,181	$ 14,121	$ 54,635	$ 43,126
Canada	4,281	3,741	13,149	11,862
Europe	6,211	6,478	16,380	15,393
Other foreign	1,549	1,300	6,074	3,691
Total gross profit	$ 32,222	$ 25,640	$ 90,238	$ 74,072

Operating income (loss):
United States	$ 6,587	$ (251)	$ 8,845	$ (4,288)
Canada	2,549	2,441	7,941	6,708
Europe	391	1,330	(630)	(68)
Other foreign	747	482	3,588	1,874
Total operating income	$ 10,274	$ 4,002	$ 19,744	$ 4,226

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

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (see Note 1 to Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q for the period ended September 30, 2008).

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

Executive Summary

We are a leading vertically integrated global provider of proprietary technologies for the rehabilitation, without digging or disruption, of municipal sewer and water and industrial mineral, oil and gas piping systems. Our operations are organized based on differences in products and services, as well as by geographic areas. We operate in three distinct markets: sewer rehabilitation, water rehabilitation and energy and mining services. Within the sewer rehabilitation market, we operate in three distinct geographies: North America, Europe and internationally outside of North America and Europe. While we use a variety of technologies in many different locations, the majority of our revenues are derived from the Insituform® cured-in-place-pipe (“CIPP”) process in the United States.

We are organized into five reportable segments: North American Sewer Rehabilitation, European Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation, Water Rehabilitation and Energy and Mining. In 2008, we have been in an organizational transition following the appointment of our new Chief Executive Officer in April. We have also realigned management of certain of our operations and experienced growth in certain previously immaterial operations. As a result of this appointment and our Chief Executive Officer’s review and assessment of our business operations, and in connection with our regular review and evaluation of our reportable segments, we have identified new reportable segments. We previously had two reportable segments – Rehabilitation and Tite Liner. In connection with the realignment, we divided the Rehabilitation segment into four reportable segments (North American Sewer Rehabilitation, European Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation and Water Rehabilitation), and renamed the Tite Liner segment as our Energy and Mining segment. Previously reported data has been updated to reflect this change.

We believe that this expanded segment disclosure will provide improved transparency into our business and greater insight into our results. We also believe that this segmentation will be helpful in articulating our strategic direction to our investors.

Our revenues are generated principally in the United States, Canada, The Netherlands, the United Kingdom, France, Switzerland, Chile, Spain, Mexico, Poland, Belgium and India and include product sales and royalties from our joint ventures in Europe and Asia and our unaffiliated licensees and sub-licensees throughout the world. The United States remains our single largest market, representing approximately 63.3% of total revenues in the first nine months of 2008 compared to 68.3% of total revenues in the first nine months of 2007. We currently have initiatives under way in connection with our strategic plan to reduce further our reliance on the United States sewer rehabilitation market. Revenues outside of North America increased by $28.2 million, or 35.3%, in the first nine months of 2008 compared to the prior year period.

Our long-term strategy consists of:  first, expanding our position in the growing and profitable energy and mining sector through organic growth, selective acquisitions of companies, which may be significant in size, and by conducting complimentary product and technology acquisitions; second, growing our water rehabilitation business by leveraging our premier brand and history of successfully innovating and delivering technologies and services; third, expanding all of our businesses in key emerging markets such as Eastern Europe, India and Asia; fourth, streamlining our rehabilitation operations in North America and in Europe by improving project execution, cost management practices, including the reduction of redundant fixed costs, and product mix; and finally, identifying opportunities to streamline key management functions and processes to improve our profitability.

Results of Operations – Three and Nine Months Ended September 30, 2008 and 2007

Overview – Consolidated Results

Key financial data for our consolidated operations is as follows (dollars in thousands):

	2008	2007	Increase (Decrease)
Three Months Ended September 30,
Revenues	$ 137,877	$ 125,640	$ 12,237	9.7%
Gross profit	32,222	25,640	6,582	25.7
Gross margin	23.4%	20.4%	3.0%
Operating expenses	21,948	21,638	310	1.4
Operating income	10,274	4,002	6,272	156.7
Operating margin	7.5%	3.2%	4.3%
Net income from continuing operations	7,791	4,680	3,111	66.5

Nine Months Ended September 30,
Revenues	399,390	365,591	33,799	9.2
Gross profit	90,238	74,072	16,166	21.8
Gross margin	22.6%	20.3%	2.3%
Operating expenses	70,494	69,846	647	0.9
Operating income	19,744	4,226	15,518	367.2
Operating margin	4.9%	1.2%	3.8%
Net income from continuing operations	13,734	3,822	9,912	259.3

Consolidated net income from continuing operations was $3.1 million, or 66.5%, higher in the third quarter of 2008 than in the third quarter of 2007 and $9.9 million, or 259.3%, higher in the first nine months of 2008 than in the first nine months of 2007. The increase in consolidated income from continuing operations for the third quarter and first nine months of 2008 was principally due to improved margins in our North American Sewer Rehabilitation segment, coupled with growth in our Energy and Mining segment. In addition, operating expenses decreased as a percentage of revenues to 15.9% in the third quarter of 2008 compared to 17.2% in the third quarter of 2007, and to 17.7% in the first nine months of 2008 compared to 19.1% in the first nine months of 2007.

In the third quarter and first nine months of 2008, results in our combined sewer and water rehabilitation segments were improved over the prior corresponding periods, and results in our Energy and Mining segment were very strong. The strength in the oil, gas and mining industries positively impacted our Energy and Mining segment results. Market changes between the segments are typically independent of each other, unless a macroeconomic event affects both the sewer and water rehabilitation markets and the oil, mining and gas markets. These changes exist for a variety of reasons, including, but not limited to, local economic conditions, weather-related issues and levels of government funding.

Consolidated operating expenses were $0.3 million, or 1.4%, higher in the third quarter of 2008 than in the third quarter of 2007 and $0.7 million, or 0.9%, higher in the first nine months of 2008 compared to the first nine months of 2007. As a percentage of revenues, consolidated operating expenses were 15.9% versus 17.2% in the third quarters of 2008 and 2007, respectively, and 17.7% and 19.1% in the first nine months of 2008 and 2007, respectively.

Operating expenses for the first nine months of 2008 included a total of $1.7 million in expenses in connection with a proxy contest initiated by a dissident stockholder and its affiliates. Results in the first nine months of 2008 also included $0.8 million in expenses related to compensation in connection with the transition of the office of the chief executive. Additionally, operating expenses increased by approximately $1.4 million in the first nine months of 2008 related to growth initiatives in our Asia-Pacific Sewer Rehabilitation and Water Rehabilitation businesses. In addition, approximately $0.3 million of the operating expenses in the third quarter of 2008, and $1.6 million in the nine months ended September 30, 2008, related to the impact of higher foreign currency exchange rates versus the U.S dollar from one year ago.

Partially offsetting these increases in operating expenses were decreases in operating expenses of our North American Sewer Rehabilitation business of $3.3 million in the first nine months of 2008. We have been focused on cost reduction and realignment efforts, particularly in our North American Sewer Rehabilitation business and corporate support group over the last nine months. We experienced approximately $2.7 million in decreases in our corporate support costs in the first nine months of 2008. Our efforts to reduce our fixed overhead costs will continue as we progress through the remainder of 2008 and into 2009.

Total contract backlog improved to $292.9 million at September 30, 2008 compared to $289.8 million at June 30, 2008. The September 30, 2008 level of backlog was significantly higher than total contract backlog of $259.0 million and $224.6 million at December 31, 2007 and September 30, 2007, respectively.

North American Sewer Rehabilitation Segment

Key financial data for our North American Sewer Rehabilitation segment is as follows (dollars in thousands):

	2008	2007	Increase (Decrease)
Three Months Ended September 30,
Revenues	$ 89,346	$ 88,258	$ 1,088	1.2%
Gross profit	20,184	15,226	4,958	32.6
Gross margin	22.6%	17.3%	5.3%
Operating expenses	13,427	13,782	(355)	(2.6)
Operating income	6,757	1,444	5,313	368.0
Operating margin	7.6%	1.6%	6.0%

Nine Months Ended September 30,
Revenues	$ 257,495	$ 261,455	$ (3,960)	(1.5)
Gross profit	56,403	45,188	11,216	24.8
Gross margin	21.9%	17.3%	4.6%
Operating expenses	44,494	47,774	(3,280)	(6.9)
Operating income (loss)	11,911	(2,586)	14,497	560.7
Operating margin	4.6%	(1.0)%	5.6%

Revenues

Revenues increased 1.2% in our North American Sewer Rehabilitation segment in the third quarter of 2008 compared to the third quarter of 2007, primarily driven by strong growth in third-party product sales in North America. Although we experienced a slight increase in revenues this quarter, market conditions in our North American Sewer Rehabilitation business in the third quarter of 2008 remained flat as compared to the prior year period. We expect market conditions to continue to be weak for the remainder of 2008 and into 2009.

Revenues decreased 1.5% in our North American Sewer Rehabilitation segment in the first nine months of 2008 compared to the first nine months of 2007 for the reasons mentioned above.

Contract backlog in our North American Sewer Rehabilitation segment at September 30, 2008 was $178.5 million. This represented a $6.9 million, or 3.7%, decrease from backlog at June 30, 2008 due to weak market conditions. As compared to December 31, 2007 and September 30, 2007, however, North American Sewer Rehabilitation experienced an increase in contract backlog of $18.6 million, or 11.6%, and $13.8 million, or 8.4%, respectively, despite the continued unfavorable market conditions.

Gross Profit and Gross Margin

Gross profit in our North American Sewer Rehabilitation segment increased $5.0 million, or 32.6%, in the third quarter of 2008 compared to the prior year quarter, primarily due to project execution improvements and our cost-cutting initiatives. In addition, positive pricing trends, improved cost management practices and product mix improvements also contributed to the growth in gross profit. Gross profit was primarily impacted by the increase in gross margins in our North American Sewer Rehabilitation segment, as a result of improved project execution and lower fixed crew costs, partially offset by certain commodity price increases, most notably fuel. Our gross profit and gross margins for North American Sewer Rehabilitation segment were also boosted by increased third-party product sales in North America. Direct field expenses within our North American Sewer Rehabilitation business decreased by $0.4 million due to our continued rationalization of fixed costs and overhead.

Our North American Sewer Rehabilitation segment gross profit increased 24.8% in the first nine months of 2008 compared to the same period of 2007. Our results were very poor in the first quarter of 2007 in the United States, due to a variety of reasons, including competitive pricing pressures, poor productivity, installation problems in several geographic regions and a high level of small diameter installations with lower margins. We had begun to experience a downturn of bidding in the market in the second half of 2006, which created increased pricing pressure from heightened competition.

A large portion of the profitability improvements made in recent quarters relates to the initiatives we have implemented with our cost structure and crew productivity. We will continue driving improvements in productivity through enhanced project management and crew training and continued implementation of technologies, along with improved logistics management. We are also seeking avenues for taking advantage of our vertical integration and manufacturing capabilities by expanding our third-party product sales efforts. In addition, a substantial portion of the revenues in 2007 came from backlog that had reduced gross margins as a result of lower market pricing from increased competitive pressures. As mentioned earlier, the U.S. sewer rehabilitation market experienced a downturn in 2007, due to a number of factors, including decreased federal and state funding for underground pipeline infrastructure projects. In the third quarter of 2008, our gross profit margin percentage increased to 22.6% from 17.3% in the third quarter of 2007 as a result of the factors mentioned earlier. In the first nine months of 2008, the gross profit margin percentage increased to 21.9% compared to 17.3% in the first nine months of 2007.

Operating Expenses

Operating expenses in our North American Sewer Rehabilitation segment decreased by $0.4 million during the third quarter of 2008 compared to the third quarter of 2007, despite increased revenues, primarily due to the cost-cutting and performance improvement initiatives described above. Operating expenses, as a percentage of revenues, were 15.0% in the third quarter of 2008 compared to 15.6% in the third quarter of 2007.

Operating expenses decreased by $3.3 million, or 6.9%, in the first nine months of 2008 compared to the first nine months of 2007, despite the allocation to the segment of one-time costs associated with the proxy contest and one-time compensation matters primarily due to the cost cutting and performance improvement initiatives described above. The one-time compensation matters include the allocation of expenses in connection with the transition of the office of the chief executive. While corporate costs are allocated across all segments, North American Sewer Rehabilitation receives the largest allocation due to its relative size. Operating expenses, as a percentage of revenues, were 17.3% in the first nine months of 2008 compared to 18.3% in the first nine months of 2007.

We have been focused on cost reduction and realignment efforts, particularly within this segment, over the last nine months. A large portion of these savings was offset by the allocation of costs related to the proxy contest and one-time compensation matters discussed previously. Our efforts to reduce our fixed overhead costs will continue as we progress through the remainder of 2008 and into 2009.

Operating Income (Loss) and Operating Margin

Improved revenues and gross profit, as well as lower operating expenses, led to a $5.3 million increase in operating income in our North American Sewer Rehabilitation segment in the third quarter of 2008 compared to the third quarter of 2007. The North American Sewer Rehabilitation operating margin, which is operating income as a percentage of revenues, improved to 7.6% in the third quarter of 2008 compared to 1.6% in the third quarter of 2007.

Operating income in this segment in the first nine months of 2008 increased $14.5 million compared to an operating loss of $2.6 million in the first nine months of 2007, primarily due to the substantial improvement in first quarter results in 2008 versus 2007, which was particularly weak. The North American Sewer Rehabilitation operating margin improved to 4.6% in the first nine months of 2008 compared to (1.0)% in the first nine months of 2007.

European Sewer Rehabilitation Segment

Key financial data for our European Sewer Rehabilitation segment is as follows (dollars in thousands):

	2008	2007	Increase (Decrease)
Three Months Ended September 30,
Revenues	$ 27,055	$ 25,057	$ 1,998	8.0%
Gross profit	5,941	6,320	(379)	(6.0)
Gross margin	22.0%	25.2%	(3.2)%
Operating expenses	5,594	5,207	387	7.4
Operating income	347	1,113	(766)	(68.8)
Operating margin	1.3%	4.4%	(3.3)%

Nine Months Ended September 30,
Revenues	$ 79,313	$ 68,216	$ 11,097	16.3
Gross profit	15,936	15,130	806	5.3
Gross margin	20.1%	22.2%	(2.1)%
Operating expenses	17,020	14,806	2,214	15.0
Operating income (loss)	(1,084)	324	(1,408)	(434.6)
Operating margin	(1.4)%	0.5%	(1.9)%

Revenues

Revenues in our European Sewer Rehabilitation segment increased by $2.0 million, or 8.0%, during the third quarter of 2008 compared to the third quarter of 2007 primarily due to a $2.1 million impact of strong European currencies versus the U.S. dollar, and a $1.6 million, or 72.8%, increase in revenues from our Eastern European operations exclusive of the aforementioned currency impact, partially offset by shortfalls in other geographies.

For the first nine months of 2008, revenues increased by $11.1 million, or 16.3%, compared to the first nine months of 2007, primarily due to an $8.0 million impact of strong European currencies versus the U.S. dollar, and a $1.5 million, or 33.4%, increase  in revenues from our Eastern European operations exclusive of the aforementioned currency impact, partially offset by shortfalls in other geographies.

Contract backlog in our European Sewer Rehabilitation segment was $30.6 million at September 30, 2008. This represented a decrease of $4.3 million, or 12.3%, compared to June 30, 2008. Approximately $3.6 million of this decrease was due to weaker foreign currencies against the U.S. dollar that prevailed at the end of the third quarter of 2008. The remainder of the decrease was principally due to lower backlog in Poland, due principally to timing of project bids and awards. As compared to December 31, 2007 and September 30, 2007, European Sewer Rehabilitation experienced a decrease in contract backlog of $5.0 million, or 14.0%, and $11.0 million, or 26.3%, respectively.

Gross Profit and Gross Margin

Gross profit in our European Sewer Rehabilitation segment decreased by $0.4 million during the third quarter of 2008 compared to the third quarter of 2007, despite the increase in revenues. This segment experienced a decrease in gross margin due to operations in several countries experiencing pricing pressures from competition and difficult market conditions.

For the first nine months of 2008, gross profit in our European Sewer Rehabilitation segment increased by $0.8 million, or 5.3%, compared to the first nine months of 2007, primarily due to increased revenues, and the impact of stronger European currencies against the U.S dollar.

Operating Expenses

Operating expenses in our European Sewer Rehabilitation segment increased by $0.4 million during the third quarter of 2008 compared to the third quarter of 2007 primarily due to the impact of strong European currencies versus the U.S. dollar of $0.2 million. Operating expenses, as a percentage of revenues, decreased to 20.7% in the third quarter of 2008 compared to 20.8% in the third quarter of 2007.

Operating expenses in this segment increased $2.2 million in the first nine months of 2008 compared to the first nine months of 2007. Of this increase, $1.0 million was due to strengthening European currencies against the U.S. dollar. The remaining increase was due to restructuring costs in certain regional operations, the addition of a new Vice President of the European Group and continued growth in contracting operations. As a percentage of revenues, operating expenses were 21.5% in the first nine months of 2008 compared to 21.7% in the first nine months of 2007.

Operating Income (Loss) and Operating Margin

Lower gross profit as well as higher operating expenses led to a $0.8 million decrease in operating income in the third quarter of 2008 compared to the third quarter of 2007. The European Sewer Rehabilitation operating margin, which is operating income as a percentage of revenues, declined to 1.3% in the third quarter of 2008 compared to 4.4% in the third quarter of 2007.

Operating income in the first nine months of 2008 decreased $1.4 million compared to the first nine months of 2007, primarily due to the lower gross profit combined with higher operating expenses. European Sewer Rehabilitation operating margin declined to (1.4)% in the first nine months of 2008 compared to 0.5% in the first nine months of 2007.

As a result of the recent poor financial performance in our European operations, we have made certain operational and management changes, including the addition of a new Vice President of the European Group. We have also restructured a number of country-based operations to reduce fixed costs and improve project execution.

Asia-Pacific Sewer Rehabilitation Segment

Key financial data for our Asia-Pacific Sewer Rehabilitation segment is as follows (dollars in thousands):

	2008	2007	Increase (Decrease)
Three Months Ended September 30,
Revenues	$ 1,768	$ 670	$ 1,098	163.9%
Gross profit	614	394	220	55.7
Gross margin	34.7%	58.8%	(24.1)%
Operating expenses	246	405	(159)	(39.4)
Operating income (loss)	368	(11)	379	3,355.1
Operating margin	20.8%	(1.7)%	22.5%

Nine Months Ended September 30,
Revenues	$ 5,459	$ 783	$ 4,676	597.4
Gross profit	1,699	444	1,255	282.4
Gross margin	31.1%	56.7%	(25.6)%
Operating expenses	977	658	319	48.4
Operating income (loss)	722	(214)	936	437.0
Operating margin	13.2%	(27.4)%	40.6%

Revenues

Revenues in our Asia-Pacific Sewer Rehabilitation segment increased by $1.1 million, or 163.9%, in the third quarter of 2008 compared to the third quarter of 2007. We have improved the geographic diversification of our business in 2007 and in the first nine months of 2008 with significant new business wins in India, Hong Kong and Australia through joint ventures. We secured large revenue projects in India that we believe will lead to continued revenue growth in this segment in the upcoming quarters.

Revenues in this segment increased by $4.7 million, or 597.4%, in the Asia-Pacific Sewer Rehabilitation segment in the first nine months of 2008 compared to the first nine months of 2007. This segment of our business was in its infancy during 2007, and we continue to see increased revenues from the geographic regions served by this segment.

As recently announced, we secured an additional $21.0 million in sewer rehabilitation contracts in India, bringing total contract backlog in India to $53.6 million at September 30, 2008. This compares to $33.2 million in backlog at June 30, 2008 and $35.1 million at December 31, 2007. There was no contract backlog one year ago in this segment as this business was not yet operational at that time. During the third quarter of 2008, work in India progressed slowly, as cleaning of the pipes continued. Lining of the pipes will begin in the fourth quarter, and activity will ramp up over the coming quarters. The Indian market continues to be very robust, and we expect growth to continue as we gain momentum with sales penetration in the major Indian cities.

Gross Profit and Gross Margin

Gross profit in the Asia-Pacific Sewer Rehabilitation segment increased by $0.2 million, or 55.7%, compared to the third quarter of 2007. Our gross profit margin decreased to 34.7% compared to 58.8% in the same period, principally due to a large majority of revenues being driven by contracting revenues in India related to early-stage cleaning contracts during the third quarter of 2008, whereas third quarter 2007 revenues were primarily from royalties and tube and equipment sales, which carried higher margins.

Gross profit in this segment increased by $1.3 million during the first nine months of 2008 compared to the first nine months of 2007 primarily due to increased revenues, albeit at lower margins for the reasons discussed above.

Operating Expenses

Operating expenses decreased $0.2 million in the Asia-Pacific Sewer Rehabilitation segment during the third quarter of 2008 compared to the third quarter of 2007 as we incurred certain non-recurring startup costs in the prior year period. Operating expenses, as a percentage of revenues, decreased to 13.9% in the third quarter of 2008 compared to 60.5% in the third quarter of 2007, as expenses were spread among a much larger revenue base.

Operating expenses in this segment increased $0.3 million in the first nine months of 2008 compared to the first nine months of 2007. We are continuing our focus on business development efforts in international markets, which will require us to dedicate additional resources to these efforts. Operating expenses, as a percentage of revenues, decreased to 17.9% in the first nine months of 2008 compared to 84.1% in the first nine months of 2007.

Operating Income (Loss) and Operating Margin

Improved revenues and gross profit, as well as lower operating expenses, led to a $0.4 million increase in operating income in this segment in the third quarter of 2008 compared to the third quarter of 2007. Operating margin improved to 20.8% in the third quarter of 2008 compared to (1.7)% in the third quarter of 2007.

Operating income in the first nine months of 2008 increased $0.9 million compared to the first nine months of 2007. Operating margin improved to 13.2% in the first nine months of 2008 compared to (27.4)% in the first nine months of 2007.

Water Rehabilitation Segment

Key financial data for our Water Rehabilitation segment is as follows (dollars in thousands):

	2008	2007	Increase (Decrease)
Three Months Ended September 30,
Revenues	$ 5,917	$ 1,108	$ 4,809	434.0%
Gross profit	1,263	189	1,074	568.1
Gross margin	21.3%	17.1%	4.2%
Operating expenses	781	511	270	52.8
Operating income (loss)	482	(322)	804	250.0
Operating margin	8.2%	(29.0)%	37.2%

Nine Months Ended September 30,
Revenues	$ 9,738	$ 2,241	$ 7,497	334.5
Gross profit	1,692	320	1,372	429.4
Gross margin	17.4%	14.3%	3.1%
Operating expenses	2,472	1,419	1,053	74.2
Operating loss	(780)	(1,099)	319	29.1
Operating margin	(8.0)%	(49.1)%	41.1%

Revenues

Revenues from our Water Rehabilitation segment grew to $5.9 million in the third quarter of 2008 from $1.1 million in the prior year period, primarily due to work completed on the Madison Avenue project in New York City. The 434.0% quarter-over-quarter growth is indicative of the start-up nature of this business. We have performed water rehabilitation projects in the U.S., Europe and Asia in 2008.

Revenues increased by $7.5 million, or 334.5%, in the Water Rehabilitation segment in the first nine months of 2008 compared to the first nine months of 2007. The expansion in this segment is consistent with our strategy of geographic and product diversification, aimed at reducing our dependency on the U.S. sewer rehabilitation market and minimizing the impact of market downturns, which we experienced in 2007.

Our Water Rehabilitation segment contract backlog was $6.7 million at September 30, 2008 compared to $11.6 million at June 30, 2008. New orders for the quarter were low at $1.0 million primarily due to the timing of project awards. Revenues for the third quarter of 2008 were the strongest on record for the short history of this business operation. Approximately $1.9 million of the contract backlog at September 30, 2008 related to the ongoing project work in New York City that, by design, will resume in early 2009. Prospects for new orders and growth in this segment continue to be robust.

Gross Profit and Gross Margin

During the third quarter of 2008, gross profit in the Water Rehabilitation segment increased to $1.3 million from $0.2 million in the third quarter of 2007. In addition, our gross margin percentage increased by 420 basis points for the same period primarily due to revenue increasing at a rate faster than fixed costs to fund the business. As we continue to increase volume, fixed costs will be spread over a larger revenue base, which we believe will lead to more profitable results.

Gross profit in this segment increased by $1.4 million during the first nine months of 2008 compared to the first nine months of 2007 as gross margin increased 310 basis points primarily due to increased volume as discussed above.

Operating Expenses

Operating expenses in our Water Rehabilitation segment increased by $0.3 million in the third quarter of 2008 compared to the third quarter of 2007. As a percentage of revenues, operating expenses were 13.2% in the third quarter of 2008 compared to 46.1% in the third quarter of 2007, as we were able to hold down operating expenses even with the $4.8 million increase in revenues.

Operating expenses in this segment increased by $1.1 million in the first nine months of 2008 compared to the first nine months of 2007. Operating expenses as a percentage of revenues were 25.4% in the first nine months of 2008 compared to 63.3% in the first nine months of 2007.

Operating Income (Loss) and Operating Margin

Operating income in this segment was $0.8 million higher in the third quarter of 2008 compared to the third quarter of 2007, primarily due to higher revenues. Operating margin increased to 8.0% in the third quarter of 2008 from a loss in the third quarter of 2007.

Operating income in the first nine months of 2008 increased by $0.3 million compared to the first nine months of 2007. Our Water Rehabilitation segment operating margin decreased to (8.0)% in the first nine months of 2008 compared to (49.1)% in the first nine months of 2007.

Energy and Mining Segment

Key financial data for our Energy and Mining segment is as follows (dollars in thousands):

	2008	2007	Increase (Decrease)
Three Months Ended September 30,
Revenues	$ 13,791	$ 10,547	$ 3,244	30.8%
Gross profit	4,220	3,511	709	20.2
Gross margin	30.6%	33.3%	(2.7)%
Operating expenses	1,900	1,733	167	9.6
Operating income	2,320	1,778	542	30.5
Operating margin	16.8%	16.9%	(0.1)%

Nine Months Ended September 30,
Revenues	$ 47,385	$ 32,896	$ 14,489	44.0
Gross profit	14,506	12,990	1,516	11.7
Gross margin	30.6%	39.5%	(8.9)%
Operating expenses	5,530	5,189	341	6.6
Operating income	8,976	7,801	1,175	15.1
Operating margin	18.9%	23.7%	(4.8)%

Revenues

Revenues in our Energy and Mining segment increased by 30.8% in the third quarter of 2008 compared to the third quarter of 2007. Our Energy and Mining segment is divided into four primary geographic regions: the United States, Canada, South America and Latin America. Each of these four regions experienced a growth in revenues, with the largest increase in the United States. In that region alone, revenues increased by 53.2%. In addition, we continued work in South America on two large revenue projects in Chile, leading to a 27.9% increase in revenues that geographic region quarter over quarter.

Revenues for our Energy and Mining segment increased by 44.0% in the first nine months of 2008 compared to the first nine months of 2007. This increase was primarily due to substantial revenue growth in our United States and South American operations. In South America, revenues increased $9.8 million compared to the first nine months of 2007. In addition, revenues in our United States operations increased $3.1 million for the first nine months of 2008 compared to the same prior year period.

Unlike in our sewer rehabilitation segments and our Water Rehabilitation segment, revenues in our Energy and Mining segment are responsive to market conditions in the oil and gas and mining industries. Substantially all of our Energy and Mining revenues are derived from customers in these sectors and, as such, the market conditions are unlike those of our sewer and water rehabilitation segments. Our Energy and Mining segment is somewhat insulated from market downturns as it is not dependent on new pipe lines or expansion, but rather on rehabilitation and the opportunity for our clients to gain increased utilization and capacity through existing assets.

Our Energy and Mining segment contract backlog at September 30, 2008 decreased from the prior quarter end by $1.3 million to $23.4 million due to strong revenue performance during the third quarter. As compared to December 31, 2007, backlog decreased by $2.8 million, or 10.8%. As compared to September 30, 2007, however, backlog improved by $7.1 million, or 43.2%. Notwithstanding the recent decrease in backlog, prospects remain strong in this segment.

Gross Profit and Gross Margin

Gross profit in the Energy and Mining segment increased from the prior year quarter by 20.2%, while gross margin percentage decreased from the prior year quarter to 30.6% from 33.3%. The decrease in gross margin percentage was primarily due to an increase in work performed in South America in the third quarter of 2008 at a lower margin than work performed in other areas of the world, and work performed in Australia, which had a high amount of subcontract work at lower margins.

Our Energy and Mining segment gross profit increased by $0.7 million in the first nine months of 2008 compared to the same period of 2007. Gross margin percentage during the same period declined from the prior year to 30.6% from 39.5%. This decline was principally due to the lower margin, large revenue projects in South America as well as the favorable impact on results in the first nine months of 2007 from large gains realized from project closeouts of $1.3 million in South America and Africa. The decrease in margins for South America was also partially due to an increase in the percentage of revenue from subcontractors as well as an increase in competitive bidding. The gross margin level experienced in the first nine months of 2008 is more in line with the normal range of expectations, while still subject to variability due to different market prices in various locations throughout the world.

Operating Expenses

Operating expenses in our Energy and Mining segment increased 9.6% in the third quarter of 2008 compared to the third quarter of 2007, despite the 30.8% increase in revenues. As a percentage of revenues, operating expenses were 13.8% in the third quarter of 2008 compared to 16.4% in the third quarter of 2007, as we were able to contain costs even in light of the rapid growth in revenues.

Operating expenses in this segment increased by $0.3 million in the first nine months of 2008 compared to the first nine months of 2007, primarily due to additional staffing costs in the first quarter of 2008 to support our ongoing geographical expansion initiatives. Operating expenses as a percentage of revenues were 11.7% in the first nine months of 2008 compared to 15.8% in the first nine months of 2007.

Operating Income and Operating Margin

Operating income was 30.5% higher in the third quarter of 2008 compared to the third quarter of 2007 primarily due to the higher revenue, although at lower gross margins. Operating margin was relatively flat in the third quarter of 2008 compared to the third quarter of 2007.

Operating income in the first nine months of 2008 increased by $1.2 million, or 15.1%, compared to the first nine months of 2007. Our Energy and Mining segment operating margin decreased to 18.9% in the first nine months of 2008 compared to 23.7% in the first nine months of 2007, relatively consistent with the drop in our gross margins described above.

Other Income (Expense)

Interest Income

Interest income increased by $0.1 million in the third quarter and first nine months of 2008 compared to the same periods in 2007. These small variations were primarily driven by fluctuating interest rates on deposits and higher deposit balances.

Interest Expense

Interest expense decreased $0.2 million and $0.6 million in the third quarter and first nine months of 2008, respectively, compared to the prior year periods, primarily related to the payoff of our Senior Notes, Series A, in February 2007 and lower interest rates on insurance premium financing in the current year versus the prior year.

Other Income

Other income decreased by $0.5 million in the third quarter and $0.1 million in the first nine months of 2008 compared to the same periods in 2007. The primary component of other income in the first nine months of 2008 included gains of $1.5 million on the disposition of excess property and equipment. Likewise, gains of $2.4 million were recorded on dispositions of excess property and equipment in the first nine months of 2007.

Taxes on Income (Tax Benefits)

Taxes on income increased $2.7 million and $5.4 million in the third quarter and first nine months of 2008, respectively, compared to the prior year periods, due to an increase in income before taxes. Our effective tax rate was 20.6% and 24.8% in the third quarter and first nine months of 2008, respectively, compared to (17.1)% and (17.4)% in the corresponding periods in 2007.

The effective tax rate for the third quarter and first nine months of 2007 varied substantially from the statutory rates primarily due to certain foreign tax developments and adjustments related to our uncertain tax positions.

Equity in Earnings (Losses) of Affiliated Companies

Equity in earnings of affiliated companies in the third quarter of 2008 was relatively flat compared to the same period of 2007. Equity in losses of affiliated companies in the first nine months of 2008 was $0.2 million compared to an immaterial amount in same period of 2007. We have recently invested in start-up joint ventures in Hong Kong and Australia, and losses have been incurred in the early stages of start-up. We expect to see improvements in earnings from these ventures in the foreseeable future.

Loss from Discontinued Operations, Net of Tax

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

We have classified the results of operations of our tunneling business as discontinued operations for all periods presented. Substantially all existing tunneling business activity had been completed in early 2008. Corporate expenses previously allocated to our tunneling business have been re-allocated to our five reportable segments for all periods presented.

Revenues from discontinued operations were $(0.6) million and $13.4 million in the third quarters of 2008 and 2007, respectively. Revenues from discontinued operations were $7.0 million and $49.1 million in the first nine months of 2008 and 2007, respectively. Losses from discontinued operations, net of income taxes, were $(1.1) million and $(1.7) million in the third quarter and first nine months of 2008, respectively, compared to $(0.2) million and $(11.4) million in the third quarter and first nine months of 2007, respectively. The lower activity in discontinued operations was due to the winding down of the business.

Discontinued operations experienced a net loss of $1.1 million, or $0.04 per diluted share, during the quarter, related primarily to legal fees and an unfavorable claim adjustment resulting from a final arbitration award issued in August 2008. Our final award amount was $1.7 million compared to the recorded claim and associated receivables of $2.2 million. We expect that this award will be collected in the fourth quarter of 2008. All tunneling projects have been substantially completed, and only minor warranty or subcontracted work remains before final completion. At September 30, 2008, receivables, including retention, totaled $11.9 million, of which $7.3 million are currently being held in connection with five active claim negotiations or litigation. The total potential of all claims approximated $12.9 million at September 30, 2008, of which $4.5 million has been recorded. While there can be no certainty, the claims proceedings are expected to conclude within the next twelve months, and we believe that the receivables, along with the final awarded claims, will be collected. We anticipate that, for the next few quarters, there will be continued costs associated with the pursuit of these claims, as well as costs associated with a number of defensive lawsuits involving discontinued operations. Approximately $3.4 million in equipment relating to discontinued operations remained as of September 30, 2008, and we continue to pursue the sale of the equipment through a variety of sources.

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

Backlog	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
(in millions)
North American sewer rehabilitation	$ 178.5	$ 185.4	$ 174.2	$ 160.0	$ 164.7
European sewer rehabilitation	30.7	34.9	39.0	35.6	41.6
Asia-Pacific sewer rehabilitation	53.6	33.2	34.4	35.1	0.0
Water rehabilitation	6.7	11.6	5.8	2.1	2.0
Energy and mining	23.4	24.7	32.2	26.2	16.3
Total	$ 292.9	$ 289.8	$ 285.6	$ 259.0	$ 224.6

Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Liquidity and Capital Resources

Cash and Equivalents

	September 30, 2008	December 31, 2007
	(in thousands)
Cash and cash equivalents	$ 90,062	$ 78,961
Restricted cash	2,058	2,487

Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments in Europe.

Sources and Uses of Cash

We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt servicing and investments. In the first nine months of 2008, capital expenditures were primarily for impregnation facility improvements and equipment used for our steam-inversion process and replacement of older equipment, primarily in the United States. Our additional capital expenses came from an increase in crew resources for both our Indian joint venture as well as water rehabilitation projects. We expect this increase to continue for the foreseeable future, as we expect these operations to grow rapidly.

Our primary source of cash is operating activities. Besides operating activities, we occasionally borrow under our line of credit to fund operating activities, including working capital investments. Information regarding our cash flows for the nine months ended September 30, 2008 and 2007 is discussed below and is presented in our consolidated statements of cash flows contained in this report. Despite the relative flatness in the U.S. sewer rehabilitation market experienced over the last year and a half, we continue to expect operating cash flows to increase compared to 2007 as a result of improved profitability. This improved cash flow, coupled with existing cash balances, should be sufficient to fund our operations in 2008. As such, we do not believe that the flatness in the U.S. sewer rehabilitation market will have a material adverse impact on our liquidity to this point.

On October 23, 2008, the Company filed a shelf registration statement for the issuance of up to $250 million in securities, which could include debt securities, common stock, preferred stock and/or warrants. We believe that this registration will allow us to take full advantage of appropriate opportunities in the marketplace, as they may become available to us.

Cash Flows from Operations

Operating activities provided $14.0 million in the first nine months of 2008 compared to $5.9 million used in the first nine months of 2007. We had $13.7 million in net income from continuing operations in the first nine months of 2008 compared to $3.8 million in the prior year period. Changes in operating assets and liabilities used $15.8 million in the first nine months of 2008 compared to $19.8 million used in the same period last year. Compared to December 31, 2007, net accounts receivable at September 30, 2008, including retainage and costs and estimated earnings in excess of billings (unbilled receivables), increased by $20.5 million, prepaid expenses and other assets increased by $4.5 million and accounts payable and accrued expenses increased by $8.9 million. Depreciation and amortization was slightly higher in the first nine months of 2008 compared to the first nine months of 2007.

Unrestricted cash decreased slightly during the third quarter of 2008 to $90.1 million, from $93.2 million at June 30, 2008, as a result of increased working capital needs during the third quarter of 2008. Unrestricted cash increased from $79.0 million at December 31, 2007 due to overall improved working capital management and the collection of $4.5 million in the first quarter of 2008 from the CAT Contracting patent infringement litigation settlement.

Days sales outstanding (“DSOs”) from continuing operations increased by 3.4 days to 102.5 at September 30, 2008 from 99.1 at December 31, 2007. DSOs were 102.4 at September 30, 2007. DSOs have generally increased over the last two years due to more stringent customer requirements for project documentation for billings. Additionally, payment cycles have generally lengthened. Notwithstanding these issues, we continually target reductions in DSOs to facilitate improvements in liquidity.

The liquidation of our discontinued operations provided $0.5 million and $4.4 million in the first nine months of 2008 and 2007, respectively.

Cash Flows from Investing Activities

In the first nine months of 2008, cash used by investing activities included $11.1 million in capital expenditures. Capital expenditures were primarily for impregnation facility improvements and equipment used for our steam-inversion process and replacement of older equipment, primarily in the United States. In the first nine months of 2007, $12.5 million was spent on capital expenditures primarily related to equipment used for our steam-inversion process, and replacement of older equipment, primarily in the United States. In addition, $2.6 million was invested in 2007 to remodel an existing facility to be our new headquarters in Chesterfield, Missouri. In the first nine months of 2008, investing activities used $8.2 million compared to $14.5 million in the first nine months of 2007.

Cash Flows from Financing Activities

In the first nine months of 2008, cash provided by financing activities was $0.7 million compared to $12.4 million used in the first nine months of 2007. During the first quarter of 2007, we made the final amortization payment of $15.7 million on our Senior Notes, Series A. In addition, in 2008, we had $0.3 million in proceeds from the issuance of common stock related to stock option exercises, as compared to $2.5 million in the prior year period. The decline correlates with the timing of grants and the decrease in stock prices during 2008, leading to fewer option exercises.

Long-Term Debt

Our total indebtedness as of September 30, 2008 consisted of our $65.0 million Senior Notes, Series 2003-A, due April 24, 2013, and $1.5 million of other notes related to the financing of certain insurance premiums. Our total indebtedness at December 31, 2007 consisted of our $65.0 million Senior Notes, Series 2003-A, due April 24, 2013, and $1.1 million of other notes related to the financing of certain insurance premiums.

As of September 30, 2008, we were in compliance with all of our debt covenants. We had no debt covenant violations in 2008 or 2007. We anticipate that we will be in compliance with all of our debt covenants over the next 12 months. Under the terms of the Senior Notes, Series 2003-A, prepayment could cause the Company to incur a “make-whole” payment to the holder of the notes. At September 30, 2008, this make-whole payment would have approximated $7.4 million.

We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets for the next twelve months. We expect cash generated from operations to continue to improve going forward due to increased profitability and improved working capital management initiatives.

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

The following table provides a summary of our contractual obligations and commercial commitments as of September 30, 2008 (in thousands). This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases.

Payments Due by Period
Cash Obligations(1)(2)(3)(4)	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt	$ 65,000	$ -	$ -	$ -	$ -	$ -	$ 65,000
Interest on long-term debt	17,929	262	3,926	3,926	3,926	3,926	1,963
Operating leases	22,574	3,773	7,065	4,544	2,982	2,016	2,194
Total contractual cash obligations	$ 105,503	$ 4,035	$ 10,991	$ 8,470	$ 6,908	$ 5,942	$ 69,157

___________________

(1)
Cash obligations are not discounted. See Notes 6 and 9 to the consolidated financial statements contained in this report regarding our long-term debt and credit facility and commitments and contingencies, respectively.

(2)	Resin supply contracts are excluded from this table. See “Commodity Risk” under Part I, Item 3 of this report for further discussion.

(3)
As of September 30, 2008, we had no outstanding borrowings on our $35.0 million credit facility. The available balance was $19.1 million and the commitment fee was 0.175%. The remaining $15.9 million was used for non-interest bearing letters of credit, $14.5 million of which was collateral for insurance and $1.4 million of which was collateral for work performance.

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

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. As is permissible, we partially adopted the provisions of SFAS No. 157 on January 1, 2008 (SFAS No. 157 is not yet effective for non-financial assets and liabilities). See the additional disclosures in Note 10 to our consolidated financial statements contained in this report regarding our assets and liabilities that are measured at fair value on a recurring basis.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 was effective for us on January 1, 2008. However, as is permissible, we have not elected to apply its provisions to any of our financial assets and financial liabilities.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at September 30, 2008 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt. The fair value of our long-term debt, including current maturities and the amount of outstanding borrowings on the line of credit facility, approximated its carrying value at September 30, 2008. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at September 30, 2008 would not be material.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliates operating solely outside of the U.S. and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At September 30, 2008, a substantial portion of our cash and cash equivalents were denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $3.0 million impact on our equity through accumulated other comprehensive income.

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At September 30, 2008, there were foreign currency hedge instruments outstanding with notional amounts of $13.5 million Canadian dollars, €13.5 million and £5.0 million related to our net investment in our foreign operations. See Note 10 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

Commodity Risk

We have exposure to the effect of limitations on supply and changes in commodity pricing relative to a variety of raw materials that we purchase and use in our operating activities, most notably resin, chemicals, staple fiber, fuel and pipe. We manage this risk by entering into agreements with certain suppliers utilizing a request for proposal, or RFP, format and purchasing in bulk, when possible. We also manage this risk by continuously updating our estimation systems for bidding contracts so that we are able to price our products and services appropriately to our customers. However, we face exposure on contracts in process that have already been priced and are not subject to any cost adjustments in the contract. This exposure is potentially more significant on our longer-term projects.

We obtain a majority of our global resin requirements, one of our primary raw materials, from multiple suppliers in order to diversify our supplier base and thus reduce the risks inherent in concentrated supply streams. We have qualified a number of vendors in North America that can deliver, and are currently delivering, proprietary resins that meet our specifications.

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in certain actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such actions will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.   Risk Factors

Since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007, we have become aware of certain risks related to the macroeconomic events of the past quarter. We have revised our risk factors by adding the risk factors set forth below.

We occasionally access the financial markets to finance a portion of our working capital requirements and support our liquidity needs. Our ability to access these markets at all or on satisfactory terms may be adversely affected by factors beyond our control and could negatively impact our ability to finance our operations, meet certain obligations or implement our operating strategy.

We occasionally borrow under our existing credit facility to fund operations, including working capital investments. Market disruptions such as those currently being experienced in the United States and abroad have materially impacted liquidity in the credit and debt markets, making financing terms for borrowers less attractive, and, in certain cases, have resulted in the unavailability of certain types of financing. Continued uncertainty in the financial markets may negatively impact our ability to access additional financing or to refinance our existing credit facility or existing debt arrangements on favorable terms or at all, which could negatively affect our ability to fund current and future expansion as well as future acquisitions and development. These disruptions may include turmoil in the financial services industry, unprecedented volatility in the markets where our outstanding securities trade, and general economic downturns in the areas where we do business. If we are unable to access funds at competitive rates, or if our short-term or long-term borrowing costs increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected.

The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our customers.

The recent economic downturn has resulted in tighter credit markets, which could adversely affect our customers’ ability to secure the financing necessary to proceed or continue with pipe installation and rehabilitation projects. Our customers’ or potential customers’ inability to secure financing for projects could result in the delay, cancellation or downsizing of new projects or the suspension of projects already under contract, which could cause a decline in the demand for our services and negatively impact our revenues and earnings.

Item 6.  Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITUFORM TECHNOLOGIES, INC

Date: October 31, 2008	/s/ David A. Martin
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