Form 10-K
period 2008-12-31
INSITUFORM TECHNOLOGIES INC
filed 2009-03-02
CIK 353020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-10786

Insituform Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3032158
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

17988 Edison Avenue, Chesterfield, Missouri	63005-1195
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (636) 530-8000.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Shares, $.01 par value	The Nasdaq Global Select Market
Preferred Stock Purchase Rights	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2008: $425,366,788

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Class A common shares, $.01 par value, as of February 24, 2009: 38,477,072 shares

DOCUMENTS INCORPORATED BY REFERENCE

As provided herein, portions of the documents below are incorporated by reference:

Document	Part –Form 10-K
Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders	Part III

Note About Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in this Annual Report on Form 10-K that represent the Company’s beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to the Company and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of this Annual Report on Form 10-K for the year ended December 31, 2008. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by the Company from time to time in its periodic filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by the Company in this Annual Report on Form 10-K are qualified by these cautionary statements.

PART I

Item 1.	Business.

Overview

We are a leading worldwide provider of proprietary technologies and pipeline rehabilitation services to the sewer, water and energy and mining infrastructure markets. We provide cost-effective solutions to remediate operational, health, regulatory and environmental problems resulting from aging and deteriorating pipelines. While we use a variety of trenchless technologies, the Insituform® cured-in-place pipe (“CIPP”) process contributed 74.7%, 79.8% and 80.9% of total revenues in 2008, 2007 and 2006, respectively.

Revenues are generated by our Company and our subsidiaries operating principally in the United States, Canada, The Netherlands, the United Kingdom, France, Switzerland, Chile, Spain, Mexico, Poland, Romania, Belgium and India, and include product sales and royalties from our joint ventures in Europe and Asia and our unaffiliated licensees and sub-licensees throughout the world. The United States remains our single largest market, representing 60.8%, 66.4%, and 71.9% of total revenues in 2008, 2007 and 2006, respectively.

In 1971, we invented a trenchless technology for rehabilitating sewer pipelines that enables municipalities and private industry to avoid the extraordinary expense and extreme disruption that can result from conventional “dig-and-replace” methods. Our platform has grown to include products and services for the rehabilitation and corrosion protection of new and existing water, oil, gas, mineral and chemical pipelines.

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

On March 29, 2007, we announced plans to exit our tunneling business in an effort to align better our operations with our long-term strategic initiatives. In the years leading up to 2007, operating results in the tunneling business limited our ability to invest in international growth opportunities and acquisitions. The tunneling business also required a significant amount of senior management’s time. The closure has enabled us to realign our management structure and reallocate management resources and capital to implement our long-term strategy. Substantially all existing tunneling business activity had been completed in early 2008.

As used in this Annual Report on Form 10-K, the terms “Company” and “Insituform Technologies” refer to Insituform Technologies, Inc. and, unless the context otherwise requires, its direct and indirect wholly-owned subsidiaries.

Recent Developments

We recently agreed to acquire two companies that will expand the range of products and services we offer in the energy and mining sectors.

On February 20, 2009, we acquired the business of The Bayou Companies, L.L.C. and its related entities (“Bayou”) for $125.0 million in cash pursuant to an Asset Purchase Agreement dated January 31, 2009. In accordance with the Asset Purchase Agreement, we may be required to pay up to an additional $7.5 million plus 50% of Bayou’s excess earnings if the Bayou business achieves certain financial performance targets. In connection with our acquisition of Bayou, we also acquired the noncontrolling interests of certain subsidiaries of Bayou for an aggregate purchase price of $8.5 million, consisting of cash, a promissory note and shares of our common stock.

On February 1, 2009, we agreed to acquire Corrpro Companies, Inc. (“Corrpro”) for cash consideration payable to the Corrpro shareholders of approximately $65.6 million, subject to certain possible closing adjustments. We have also agreed to repay certain indebtedness of Corrpro. We expect our total acquisition cost for Corrpro to be approximately $91.0 million. We expect to consummate the Corrpro acquisition prior to March 31, 2009.

Bayou provides cost-effective solutions to energy and infrastructure companies primarily in the Gulf of Mexico and North America. Bayou’s products and services include internal and external pipeline coating, lining, weighting and insulation. Bayou also provides specialty fabrication and services for offshore deepwater installations, including project management and logistics. The acquisition of Bayou will enable us to offer one of the broadest portfolios of internal and external pipeline coating and specialty fabrication products and services.

Corrpro is a premier provider of corrosion protection and pipeline maintenance services in North America. Corrpro’s comprehensive line of fully-integrated corrosion protection products and services includes: (i) engineering; (ii) product and material sales; (iii) construction and installation; (iv) inspection, monitoring and maintenance; and (v) coatings. The acquisition of Corrpro will allow us to offer a fully-integrated internal and external corrosion protection platform, predominantly to the energy and mining and water industries.

We expect that our acquisitions of Bayou and Corrpro will transform our energy and mining business into a full-service industrial pipe and corrosion protection business. We will have the capabilities of a global, full-service product and service platform and will offer internal and external industrial pipe coating and corrosion protection of new and existing pipelines for both onshore and offshore applications. We believe that these acquisitions will significantly expand our existing capabilities, create numerous additional cross-selling opportunities and greatly increase our global marketing presence in the energy and mining business.

Information regarding the businesses and operations of Bayou and Corrpro is not included in our disclosure herein.

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

Technologies

Pipeline System Rehabilitation

The Insituform® CIPP Process for the rehabilitation of sewers, pipelines and other conduits utilizes a custom-manufactured tube, or liner, made of synthetic fiber. After the tube is saturated (impregnated) with a thermosetting resin mixture, it is installed in the host pipe by various processes, and the resin is then hardened, usually by heating it using various means, including steam, forming a new rigid pipe within a pipe.

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

The InsituGuard™, InsituFlex™ and InsituFold™ Processes are methods of rehabilitating transmission and distribution water mains using high-density polyethylene liners. Inserted into a new or existing pipeline by our proprietary installation processes, the liners are continuous and installed tightly against the inner wall of the host pipe, thereby isolating the flow stream from the host pipe wall and eliminating internal corrosion.

The Thermopipe™ Lining System is a polyester-reinforced polyethylene lining system for the rehabilitation of distribution water mains. The factory-folded “C” shape liner is winched into the host pipe from a reel and reverted with air and steam. Once inflated and heated, the liner forms a close-fit within the host pipe, creating a jointless, leak-free lining system.

The iTAP® Process is a robotic method for reinstating potable water service connections from inside a water main. Traditionally, service connections are restored by excavating each service connection when a water distribution main is renewed with a trenchless process. iTAP™ provides a non-disruptive, mechanical seal solution for pipes relined with the Thermopipe™ lining system.

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

Our Safetyliner™ product is a grooved high-density polyethylene liner that is installed in an industrial pipeline using the Tite Liner® process. The Safetyliner™ liner is normally used in natural gas or CO2 pipelines to allow release of gas that permeates the HDPE liner. If gas is allowed to build in the annular space under normal operating conditions, the line can be susceptible to collapse upon sudden changes in operating pressures. The Safetyliner™ liner also has been used in pipelines as a leak detection system and for dual containment in mine water pipelines.

See “Patents” below for more information concerning these technologies.

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

We have five principal operating segments: North American Sewer Rehabilitation, European Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation, Water Rehabilitation and Energy and Mining. These segments have been determined based on the types of products sold and services performed by each segment, as well as geographic region, and each is regularly reviewed and evaluated separately.

Sewer Rehabilitation Operations

Our sewer rehabilitation activities are conducted principally through installation and other construction operations performed directly by us or our subsidiaries. In certain geographic regions, we have granted licenses to unaffiliated companies. As described under “Ownership Interests in Operating Licensees and Project Joint Ventures” below, we also have entered into contractual joint ventures from time to time to capitalize on our trenchless rehabilitation processes. Under these contractual joint venture relationships, work is bid by the joint venture entity and subcontracted to the joint venture partners or to third parties. The joint venture partners are primarily responsible for their subcontracted work, but both joint venture partners are liable to the customer for all of the work. Revenue and associated costs are recorded using percentage-of-completion accounting for our subcontracted portion of the total contract only. Our principal sewer rehabilitation activities are conducted in North America directly by us or through our wholly-owned subsidiaries. Our North American Sewer Rehabilitation operations, including research and development, engineering, training and financial support systems, are headquartered in Chesterfield, Missouri. During 2008, tube manufacturing and processing facilities for North America were maintained in ten locations, geographically dispersed throughout the United States and Canada.

Outside North America, we conduct Insituform® CIPP process rehabilitation operations in the United Kingdom, France, The Netherlands, Spain, Portugal, Switzerland, Belgium, Poland and Romania through our wholly-owned subsidiaries and in Hong Kong, Australia, India, Germany, Austria, Czech Republic, Slovakia, Hungary and Ireland through joint venture relationships. The results from these operations are included in our European Sewer Rehabilitation and Asia-Pacific Sewer Rehabilitation operating segments, as appropriate. We utilize multifunctional robotic devices developed by our French subsidiary, in connection with the inspection and repair of pipelines. We also maintain a manufacturing facility in Wellingborough, England to support our European operations, which are headquartered near Paris, France.

Water Rehabilitation Operations

In addition to sewer rehabilitation, we have performed water rehabilitation operations since 2006 using our Insituform Blue® product portfolio. Under the Insituform Blue® brand, we restore water pipes using our Thermopipe®, InsituGuard™, InsituFlex™ and InsituFold™ lining systems throughout North America, the United Kingdom and Hong Kong through our existing operations. In addition, after restoring water pipes, we reinstate water service connections from inside the main using the iTAP® process, our robotic method that avoids digging and disruption.

Energy and Mining Operations

We perform rehabilitation services for industrial mineral, oil and gas piping systems using our proprietary Tite Liner® process. We also offer products for gas release and leak detection systems. These operations are conducted in the United States through our United Pipeline Systems division. Our worldwide Energy and Mining segment operations are headquartered in Durango, Colorado. Outside the United States, these operations are conducted through our wholly-owned subsidiaries in Chile, Canada and Brazil, and through our Mexican joint venture subsidiary in which we own a 55% equity interest through our subsidiary INA Acquisition Corp. We recently entered into definitive agreements to acquire The Bayou Companies, L.L.C. and Corrpro Companies, Inc. The Bayou acquisition was closed on February 20, 2009, and the Corrpro acquisition is expected to close on or before March 31, 2009. The future results of each of these businesses will be disclosed in our Energy and Mining reportable segment.

Licensees

We have granted licenses for the Insituform® CIPP process, covering exclusive and non-exclusive territories, to licensees that provide pipe repair and rehabilitation services throughout their respective licensed territories. At December 31, 2008, the Insituform® CIPP process was licensed to seven unaffiliated licensees that operate in the following countries: Bosnia, Croatia, Cyprus, Herzegovina, Japan, Province of Kosovo (Serbia), Malaysia, New Zealand, Norway, Singapore and Venezuela. There were no unaffiliated domestic licensees. The licenses generally grant to the licensee the right to utilize our know-how and the patent rights (where such rights exist) relating to the subject process, and to use our copyrights and trademarks.

In addition, we license our laterals patent portfolio (consisting of 16 United States patents) to six licensees in the United States for use in the United States and Canada. We also act as licensor under arrangements with approved installers relating to the use of our Thermopipe™ lining process in the United Kingdom and elsewhere on a non-exclusive basis.

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

Through our subsidiary, Insituform Technologies Limited, we hold one-half of the equity interest in Insituform Environmental Techniques Limited. The remaining interest is held by Environmental Techniques Limited, an Irish contractor. The joint venture partners have rights-of-first-refusal in the event that the other party determines to divest its interest.

Through our subsidiary, Insituform Technologies Netherlands BV, we hold one-half of the equity interest in each of Insituform Asia Limited, our licensee of the Insituform® CIPP process in the Special Administrative Regions of Hong Kong and Macau, as well as Insituform Pacific Pty Limited, our licensee of the Insituform® CIPP process in Australia. The remaining interests are held by VSL International Ltd. The joint venture partners have rights-of-first-refusal in the event that the other party determines to divest its interest.

We have entered into a number of contractual joint ventures to develop joint bids on contracts for pipeline rehabilitation projects in India. The joint venture partner for each of these joint ventures is Subhash Projects and Marketing Ltd. (“SPML”), an Indian contractor. The joint ventures will hold the contract with the owner and subcontract that portion of the work requiring the Insituform® CIPP process to Insituform Pipeline Rehabilitation Private Limited, an entity majority owned by Insituform and minority owned by SPML.

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

Customers and Marketing

The marketing of rehabilitation technologies is focused primarily on the municipal wastewater markets worldwide, which we expect to remain the largest part of our business for the foreseeable future. We offer our Instituform Blue® water rehabilitation products to municipal and corporate customers. We offer our Tite Liner® process worldwide to industrial customers to line new and existing pipelines. No customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2008, 2007 or 2006.

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

Contract Backlog

Contract backlog is our expectation of revenues to be generated from received, signed and uncompleted contracts, the cancellation of which is not currently anticipated. Contract backlog excludes any term contract amounts for which there is not specific and determinable work released and projects where we have been advised that we are the low bidder, but have not formally been awarded the contract. The following table sets forth our consolidated backlog, by segment, as of December 31, 2008, 2007 and 2006, respectively.

Backlog	December 31,
	2008	2007	2006
	(In millions)
North American Sewer Rehabilitation	$150.8	$160.0	$169.1
European Rehabilitation	25.2	35.6	32.6
Asia-Pacific Sewer Rehabilitation	46.2	35.1	—
Water Rehabilitation	8.2	2.1	—
Energy and Mining	18.7	26.2	12.8

Total	$249.1	$259.0	$214.5

Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts. We expect to perform a majority of the backlog reported above at December 31, 2008 during 2009. See “Risk Factors” in Item 1A of this report for further discussion regarding backlog.

Product Development

By using our own laboratories and test facilities, as well as outside consulting organizations and academic institutions, we continue to develop improvements to our proprietary processes, including the materials used and the methods of manufacturing and installing pipe. During the years ended December 31, 2008, 2007 and 2006, we spent $3.0 million, $4.2 million and $3.6 million, respectively, on research and development related activities, including engineering.

Manufacturing and Suppliers

We maintain our North American Insituform® CIPP process liner manufacturing facility in Batesville, Mississippi. In Europe, Insituform Linings Public Limited Company (“Insituform Linings”), a majority-owned subsidiary, manufactures and sells Insituform® CIPP process liners from its plant located in Wellingborough, United Kingdom. We hold a 75% interest in Insituform Linings, and Per Aarsleff holds the remainder. These interests are subject to rights-of-first-refusal that we and Per Aarsleff hold in the event of a proposed divestiture.

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

We sell Insituform® CIPP process liners and related products to third parties and certain licensees pursuant to fixed-term supply contracts. Under the arrangements assumed in connection with the acquisition of the Thermopipe™ lining process and under subsequent arrangements, we also sell Thermopipe™ lining products to approved installers.

We also manufacture certain equipment used in our Insituform® CIPP and Tite Liner® businesses.

Patents

As of December 31, 2008, we held 64 United States patents relating to the Insituform® CIPP process, the last of which will expire in 2023. As of September 30, 2008, we had 20 pending United States non-provisional patent applications relating to the Insituform® CIPP process.

We have obtained and are pursuing patent protection in our principal foreign markets covering various aspects of the Insituform® CIPP process. As of December 31, 2008, there were 25 issued foreign patents and utility models relating to the Insituform® CIPP processes involving air inversions and steam cure filed since 2004 and 153 applications pending in foreign jurisdictions. Of these applications, ten are pending before the European Patent Office (designating all 34 member states) and one is a Patent Cooperation Treaty application that covers multiple jurisdictions in Europe and throughout the world. The specifications and/or rights granted in relation to each patent will vary from jurisdiction to jurisdiction. In addition, as a result of differences in the nature of the work performed and in the climate of the countries in which the work is carried out, not every licensee uses each patent, and we do not necessarily seek patent protection for all of our inventions in every jurisdiction in which we do business.

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

We hold one basic issued patent in the United States relating to the Thermopipe® lining system and one omnibus pending non-provisional patent application and one provisional application to the Insituform Blue® iTAP® process for rehabilitating pressurized potable water and other industrial pipelines.

There are nine national phase Thermopipe® patents and 11 pending foreign applications relating to the iTAP® process, including one European patent application.

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

Most of our competitors are local or regional companies and may be either specialty trenchless contractors or general contractors. There can be no assurance as to the success of our trenchless processes in competition with these companies and alternative technologies for pipeline rehabilitation.

Seasonality

Our operations can be affected by seasonal variations. Seasonal variations over the past five years have been minimal; however, our results tend to be stronger in the second and third quarters of each year due to milder weather. We are more likely to be impacted by weather extremes, such as excessive rain or hurricanes, which may cause temporary, short-term anomalies in our operational performance in certain localized geographic regions. However, these impacts usually have not been material to our operations as a whole. See “Risk Factors” in Item 1A of this report for further discussion.

Employees

As of December 31, 2008, we had approximately 1,550 employees. Certain of our subsidiaries and divisions are parties to collective bargaining agreements covering an aggregate of approximately 150 employees. We generally consider our relations with our employees and unions to be good.

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

The use of both thermoplastics and thermosetting resin materials in contact with drinking water is strictly regulated in most countries. In the United States, a consortium led by NSF International, under arrangements with the United States Environmental Protection Agency, establishes minimum requirements for the control of potential human health effects from substances added indirectly to water via contact with treatment, storage, transmission and distribution system components, by defining the maximum permissible concentration of materials that may be leached from such components into drinking water, and methods for testing them. In April 1997, the Insituform® PPL® liner was certified by NSF for use in drinking water systems, followed in April 1999 by NSF certification of the Insituform® RPP™ liner for such use. Our drinking water lining products also are NSF certified. NSF assumes no liability for use of any products, and NSF’s arrangements with the EPA do not constitute the EPA’s endorsement of NSF, NSF’s policies or its standards. Dedicated equipment is needed in connection with use of these products in drinking water applications.

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

Risks Related to Our Business

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

We typically conduct our business under guaranteed maximum price or fixed price contracts, where we bear a significant portion of the risk for cost overruns. Under such contracts, prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of materials and other exigencies. Our profitability depends heavily on our ability to make accurate estimates. Inaccurate estimates, or changes in other circumstances, such as unanticipated technical problems, difficulties obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials or our suppliers’ or subcontractors’ inability to perform could result in substantial losses, as such changes adversely affect the revenue and gross profit recognized on each project.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded results.

We employ the percentage-of-completion method of accounting for our construction projects. This methodology recognizes revenues and profits over the life of a project based on costs incurred to date compared to total estimated project costs. Revisions to revenues and profits are made once amounts are known and/or can be reasonably estimated. Given the uncertainties associated with some of our contracts, it is possible for actual costs to vary from estimates previously made. Revisions to estimates could result in the reversal of revenues and gross profit previously recognized.

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

In addition, we use a multi-level sales force structured around target markets and key accounts, focusing on marketing our products and services to engineers, consultants, administrators, technical staff and elected officials; we are dependent on our personnel to continue to develop improvements to our proprietary processes, including materials used and the methods of manufacturing and installation; and we require quality field personnel to effectively and profitably perform our work. Our success in attracting and retaining qualified personnel is dependent on the resources available in individual geographic areas and the impact on the labor supply of general economic conditions, as well as our ability to provide a competitive compensation package and work environment. Our failure to attract, train, integrate and retain qualified personnel could have a significant effect on our financial condition and results of operations.

Our recognition of revenues from insurance claims and from change orders, extra work or variations in the scope of work could be subject to reversal in future periods.

We recognize revenues from insurance claims and from change orders, extra work or variations in the scope of work as set forth in our written contracts with our clients when management believes that realization of these revenues is probable and the recoverable amounts can be reasonably estimated. Prior to our decision to recognize these revenues, we consult with legal counsel to determine the likelihood of recovery and the amount of the recovery that can be estimated. We also factor in all other information that we possess with respect to the claim to determine whether the claim should be recognized at all and, if recognition is appropriate, what dollar amount of the claim should be recognized. Due to factors that we may not anticipate at the time of recognition, however, revenues ultimately received on these claims could be less than revenues that we recognized in a prior reporting period or periods, which could require us in subsequent reporting periods to reduce or reverse revenues and gross profit previously recognized.

Extreme weather conditions may adversely affect our operations.

We are likely to be impacted by weather extremes, such as excessive rain or hurricanes, which may cause temporary, short-term anomalies in our operational performance in certain localized geographic regions. Although we can make no assurances as to the future, historically, these impacts have not been material to our operations as a whole. Delays and other weather impacts could adversely affect our ability to meet project deadlines and may increase a project’s cost and decrease its profitability.

We may be liable to complete the work of our joint venture partners under our joint venture arrangements.

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

A substantial portion of our raw materials is from a limited number of vendors, and we are subject to market fluctuations in the prices of certain commodities.

We purchase the majority of our fiber requirements for tube manufacturing from one source. We believe, however, that alternate sources are readily available, and we continue to negotiate with other supply sources. The manufacture of the tubes used in our rehabilitation business is dependent upon the availability of resin, a petroleum-based product. We currently have qualified four resin suppliers from which we intend to purchase the majority of our resin requirements for our North American operations. For our European operations, we currently have qualified two resin suppliers and are in the process of qualifying additional suppliers. We believe that these and other sources of resin supply are readily available. Historically, resin prices have fluctuated on the basis of the prevailing prices of oil, and we anticipate that prices will continue to be heavily influenced by the events affecting the oil market.

In addition, we purchase a significant volume of fuel to operate our trucks and equipment. At present, we do not engage in any type of hedging activities to mitigate the risks of fluctuating market prices for oil or fuel. A significant increase in the price of oil could cause an adverse effect on our cost structure that we may not be able to recover from our customers.

Our business depends upon the maintenance of our proprietary technologies.

We depend upon our proprietary technologies, most of which are no longer subject to patent protection. We rely principally upon trade secret and copyright laws to protect our proprietary technologies. We regularly enter into confidentiality agreements with our key employees, customers and potential customers and limit access to and distribution of our trade secrets and other proprietary information. These measures may not be adequate to prevent misappropriation of our technologies or to assure that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. In addition, the laws of other countries in which we operate may not protect our proprietary rights to the same extent as the laws of the United States. We are also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights.

We are subject to a number of restrictive debt covenants under our senior notes and line of credit facility.

At December 31, 2008, we had $65.0 million in senior notes outstanding due April 2013, and $0.9 million of other notes related to the financing of certain insurance premiums. We also have a $35.0 million credit facility, which expires on April 30, 2009. At December 31, 2008, we had $15.7 million in letters of credit issued and outstanding and no other outstanding borrowings under the facility. Our senior notes and our line of credit facility contain certain restrictive debt covenants and other customary events of default. These covenants limit the amount and type of debt and fixed charges as a measure of operating cash flow. Our ability to comply with these restrictive covenants may be affected by the factors described in this “Risk Factors” section of this Annual Report on Form 10-K and other factors outside our control. Failure to comply with one or more of these restrictive covenants may result in an event of default.

Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable. At December 31, 2008, we were in compliance with all of our debt covenants as required under the senior notes and credit facility. In the past, however, we have not been in compliance with certain of these restrictive covenants and have had to seek amendments or waivers from our lenders. If we are unable to comply with the restrictive covenants in the future, we would be required to obtain further modifications from our lenders or secure another source of financing. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis. In addition, these restrictive covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities. Our senior notes can be repaid at any time at par value plus a make-whole payment. The make-whole payment is calculated as the present value of the principal and remaining interest payments discounted at a reinvestment rate equal to the yield on the United States Treasury security with a maturity equal to the average life to maturity plus 50 basis points. At December 31, 2008, this make-whole payment would have approximated $10.0 million.

We are currently negotiating a new credit facility with a lending syndicate. We anticipate that this credit facility will also contain certain restrictive covenants. These covenants may be more restrictive than those contained in our existing credit facility.

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

The general downturn in U.S. economic conditions, and specifically a downturn in the municipal bond market, may reduce our business prospects and decrease our revenues and cash flows.

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

Through our international subsidiaries and joint ventures, our business is subject to fluctuations in demand and changing international economic and political conditions that are beyond our control. For the years ended December 31, 2008 and 2007, 39.2% and 33.6%, respectively, of our revenues were derived from international operations. We expect a significant portion of our revenues and profits to come from international operations and joint ventures for the foreseeable future and to continue to grow over time. Operating in the international marketplace exposes us to a number of risks, including abrupt changes in foreign government policies and regulations and, in some cases, international hostilities. To the extent that our international operations are affected by unexpected and adverse foreign economic and political conditions, we may experience project disruptions and losses that could significantly reduce our revenues and profits.

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

Our backlog, which at December 31, 2008 was approximately $249.1 million, is subject to unexpected adjustments and cancellation. The revenues projected in this backlog may not be realized or, if realized, may not result in profits. We may be unable to complete some projects included in our backlog in the estimated time and, as a result, such projects could remain in the backlog for extended periods of time. To the extent that we experience project cancellation or scope adjustments, we could face a reduction in the dollar amount of our backlog and the revenues that we actually receive from such backlog.

Our bonding capacity may be limited in certain circumstances.

A significant portion of our projects require us to procure a bond to secure performance. From time to time, it may be difficult to find sureties who will provide the contract-required bonding at acceptable rates for reasons beyond our control (for example, as a result of changing political or economic conditions in a foreign country). With respect to our joint ventures, our ability to obtain a bond also may depend on the credit and performance risks of our joint venture partners, some of whom may not be as financially strong as we are. Our inability to obtain bonding on favorable terms could have a material adverse effect on our business.

Our strategy to pursue growth in our energy and mining sector through selective acquisitions may not be successful.

Our long-term strategy includes expanding our position in the energy and mining sector through selective acquisitions of companies, complementary technologies and organic growth. This strategy may involve the acquisition of companies that enable us to build on our existing strength in a market or that gives us access to proprietary technologies that are strategically valuable or allow us to leverage our distribution channels. In connection with this strategy, we could face certain risks and uncertainties in addition to those we face in the day-to-day operations of our business. The acquisitions that we may consider may not be successfully consummated. Our acquisition activities can be disrupted by overtures from competitors for the targeted candidates, governmental regulation and rapid developments in our industry. We may face additional risks and uncertainties following an acquisition, including our recently consummated acquisition of The Bayou Companies, L.L.C and our recently announced (but not yet consummated) acquisition of Corrpro Companies, Inc., including: (i) difficulty in integrating the newly-acquired business and operations in an efficient and effective manner; (ii) inability to achieve strategic objectives, cost savings, expected levels of profitability and other benefits from the acquisition; (iii) the lack of success by the acquired business in its markets; (iv) the loss of key employees of the acquired business; (v) the diversion of the attention of senior management from our operations; and (vi) liabilities that were not known at the time of acquisition or the need to address tax or accounting issues. If we fail to timely recognize or address these matters or to devote adequate resources to them, we may fail to achieve our growth strategy or otherwise realize the intended benefits of any acquisition. Even if we are able to integrate our business operations successfully, the integration may not result in the realization of the full benefits of synergies, cost savings, profitability, innovation and operational efficiencies that may be possible from the integration or that the benefits will be achieved within the forecasted period of time. In addition, our acquisition activities could require us to secure additional debt or equity financing, which we may not be able to secure on favorable terms or at all.

Our efforts to develop new products and services or enhance existing products and services involve substantial research, development and marketing expenses, and the resulting new or enhanced products or services may not generate sufficient revenues to justify such expenses.

We place a high priority on developing new products and services, as well as enhancing our existing products and services. As a result of these efforts, we may be required to expend substantial research, development and marketing resources, and the time and expense required to develop a new product or service or enhance an existing product or service are difficult to predict. We cannot assure that we will succeed in developing, introducing and marketing new products or services or product or service enhancements. In addition, we cannot be certain that any new or enhanced product or service will generate sufficient revenues to justify the expenses and resources devoted to this product diversification effort.

We occasionally access the financial markets to finance a portion of our working capital requirements and support our liquidity needs. Our ability to access these markets may be adversely affected by factors beyond our control and could negatively impact our ability to finance our operations, meet certain obligations or implement our operating strategy.

We occasionally borrow under our existing credit facility to fund operations, including working capital investments. Market disruptions such as those currently being experienced in the United States and abroad have materially impacted liquidity in the credit and debt markets, making financing terms for borrowers less attractive and, in certain cases, resulting in the unavailability of certain types of financing. Continued uncertainty in the financial markets may negatively impact our ability to access additional financing or to refinance our existing credit facility or existing debt arrangements on favorable terms or at all, which could negatively affect our ability to fund current and future expansion as well as future acquisitions and development. These disruptions may include turmoil in the financial services industry, unprecedented volatility in the markets where our outstanding securities trade and general economic downturns in the areas where we do business. If we are unable to access funds at competitive rates, or if our short-term or long-term borrowing costs increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected.

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

Cyclical downturns in the mining, oil and natural gas industries, or in the oilfield and mining services businesses, may have a material adverse effect on our financial condition or results of operations.

The mining, oil and natural gas industries are highly cyclical. Demand for the majority of our oilfield and mining products and services is substantially dependent on the level of expenditures by the mining, oil and natural gas industries for the exploration, development and production of mined minerals, crude oil and natural gas reserves, which are sensitive to the prices of these commodities and generally dependent on the industry’s view of future mined mineral, oil and natural gas prices. There are numerous factors affecting the supply of and demand for our products and services, which include, but are not limited to:

•	market prices of mined minerals, oil and natural gas and expectations about future prices;

•	cost of producing mined minerals, oil and natural gas;

•	the level of mining, drilling and production activity;

•	mergers, consolidations and downsizing among our clients;

•	coordination by OPEC;

•	the impact of commodity prices on the expenditure levels of our clients;

•	financial condition of our client base and their ability to fund capital and maintenance expenditures;

•	adverse weather conditions;

•	civil unrest in oil-producing countries;

•	level of consumption of minerals, oil, natural gas and petrochemicals by consumers; and

•	availability of services and materials for our clients to grow their capital expenditures.

The mining, oil and natural gas industries have historically experienced periodic downturns, which have been characterized by diminished demand for our oilfield and mining products and services and downward pressure on the prices we charge. A significant downturn in the mining, oil and natural gas industries could result in a reduction in demand for oilfield services and could adversely affect our operating results.

We cannot guarantee that we will complete the acquisition of Corrpro.

Although we have entered into an acquisition agreement with respect to our proposed acquisition of Corrpro, we cannot guarantee when, or whether, the acquisition will be completed. The acquisition agreement contains a number of important conditions that must be satisfied before we can complete the transaction, including, but not limited to, our ability to obtain financing, the absence of any material adverse changes in the condition of Corrpro and its consolidated subsidiaries, taken as a whole, the accuracy of the representations and warranties of Corrpro and the consent of certain governmental authorities. In addition, the consummation of the Corrpro acquisition is subject to approval by Corrpro’s shareholders. If these conditions are not met, this acquisition may not be completed.

Risks Related to Our Common Stock

The market price of our common stock is highly volatile and may result in investors selling shares of our common stock at a loss.

The trading price of our common stock is highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by securities analysts that cover our stock or our failure to meet these estimates;

•	conditions or trends in the U.S. sewer rehabilitation market;

•	changes in municipal and corporate spending practices;

•	a downturn of the municipal bond market or lending markets generally;

•	changes in market valuations of other companies operating in our industry;

•	announcements by us or our competitors of a significant acquisition or divestiture; and

•	additions or departures of key personnel.

In addition, the stock market in general and the Nasdaq Global Select Market in particular have experienced extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of listed companies. Industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Such stock price volatility could result in investors selling shares of our common stock at a loss.

Future sales of our common stock or equity-linked securities in the public market could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.

Sales of substantial numbers of additional shares of our common stock or any shares of our preferred stock, including sales of shares in connection with any future acquisitions, or the perception that such sales could occur, may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy obligations upon exercise of outstanding warrants or options or for other reasons. Our restated certificate of incorporation, as amended, provides that we have authority to issue 60,000,000 shares of common stock. As of December 31, 2008, 27,977,785 shares of common stock were issued and outstanding. On February 17, 2009, we completed a secondary offering of 10,350,000 shares of our common stock.

Provisions in our restated certificate of incorporation, as amended, could make it more difficult for a third party to acquire us or could adversely affect the rights of holders of our common stock or the market price of our common stock.

Our restated certificate of incorporation, as amended, provides that our Board of Directors has the authority, without any action of our stockholders, to issue up to 2,000,000 shares of preferred stock. Preferred stock may be issued upon such terms and with such designations as our Board of Directors may fix in its discretion, including with respect to: the payment of dividends upon our liquidation, dissolution or winding up; voting rights that dilute the voting power of our common stock; dividend rates; redemption or conversion rights; liquidation preferences; or voting rights.

In addition, our restated certificate of incorporation, as amended, provides that subject to the rights of the holders of any class or series of preferred stock set forth in our restated certificate of incorporation, as amended, the certificate of designation relating to such class or series of preferred stock, or as otherwise required by law, any stockholder action may be taken only at a meeting of stockholders and may not be effected by any written consent by such stockholders. The affirmative vote of the holders of at least 80% of the capital stock entitled to vote for the election of directors is required to amend, repeal or adopt any provision inconsistent with such arrangement.

These provisions could potentially be used to discourage attempts by others to obtain control of our Company through merger, tender offer, proxy, consent or otherwise by making such attempts more difficult or more costly, even if the offer may be considered beneficial by our stockholders. These provisions also may make it more difficult for stockholders to take action opposed by our Board of Directors or otherwise adversely affect the rights of holders of our common stock or the market price of our common stock.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Our present policy is to retain earnings to provide for the operation and expansion of our business. Any payment of cash dividends will depend upon our earnings, financial condition, cash flows, financing agreements and other factors deemed relevant by our Board of Directors. Furthermore, under the terms of certain debt arrangements to which we are a party, we are subject to certain limitations on paying dividends.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own our executive offices located in Chesterfield, Missouri, a suburb of St. Louis, at 17988 Edison Avenue. We also own our research and development and training facilities in Chesterfield.

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

There were no matters submitted during the quarter ended December 31, 2008 to a vote of our stockholders, through the solicitation of proxies or otherwise.

Item 4A.	Executive Officers of the Registrant.

Our executive officers, and their respective ages and positions with us, are as follows:

J. Joseph Burgess	50	President and Chief Executive Officer and Director
David F. Morris	47	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
David A. Martin	41	Vice President and Chief Financial Officer
Holly S. Sharp	37	Vice President – Human Resources and Environmental, Health and Safety

J. Joseph Burgess has served as our President and Chief Executive Officer since April 14, 2008. Mr. Burgess previously served as President and Chief Executive Officer of Veolia Water North America (a leading provider of water and wastewater services to municipal, federal and industrial customers) from 2005 until joining our Company in 2008. Prior to that, he was Chief Operating Officer of Veolia Water North America from 2003 to 2005 and Vice President and General Manager for the Northeast business center from 2002 to 2003. Previously, he was Executive Vice President for Water Systems Operations for Ogden Projects (later renamed Covanta Water; a subsidiary of Ogden Corporation that specialized in waste-to-energy projects for municipalities) from 1998 to 2003.

David F. Morris serves as our Senior Vice President, Chief Administrative Officer, General Counsel and Secretary. Mr. Morris served as our Vice President, General Counsel and Secretary beginning in January 2005 through April 2007, at which time Mr. Morris was promoted to Senior Vice President. Mr. Morris became our Chief Administrative Officer in August 2007. From March 1993 until January 2005, Mr. Morris was with the law firm of Thompson Coburn LLP, St. Louis, Missouri, most recently as a partner in its corporate and securities practice areas. Mr. Morris also served as Senior Vice President, Associate General Counsel and Secretary of Unified Financial Services, Inc., a diversified financial services company, from December 1999 to March 2004.

David A. Martin has served as our Vice President and Chief Financial Officer since August 2007. Previously, he was Vice President and Controller since January 2006. Mr. Martin also served as our Corporate Controller for two years, following two and one-half years as finance director of our European operations. Mr. Martin joined our Company in 1993 from BDO Seidman, LLP, where he was a senior accountant.

Holly S. Sharp has served as our Vice President—Human Resources and Environmental, Health and Safety since June 2008. Previously, she served as our Senior Director—Human Resources and Environmental, Health and Safety and Director of Human Resources for our former tunneling operations. Prior to joining our Company in 2004, Ms. Sharp was Director of Labor Relations for Rental Service Corporation, a North American construction equipment rental company.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common shares, $.01 par value, are traded on The Nasdaq Global Select Market under the symbol “INSU.” The following table sets forth the range of quarterly high and low sales prices for the years ended December 31, 2008 and 2007, as reported on The Nasdaq Global Select Market. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

Period	High	Low
2008
First Quarter	$15.46	$11.01
Second Quarter	19.15	14.13
Third Quarter	18.57	13.66
Fourth Quarter	20.82	9.26

2007
First Quarter	$29.81	$18.88
Second Quarter	23.00	18.64
Third Quarter	22.95	14.73
Fourth Quarter	16.94	12.03

During the quarter ended December 31, 2008, we did not make any repurchases of our common stock, nor offer any equity securities that were not registered under the Securities Act of 1933, as amended. As of February 24, 2009, the number of holders of record of our common stock was 689.

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

The following table provides information as of December 31, 2008 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,364,305	$18.32	1,483,176
Equity compensation plans not approved by security holders (2)	274,273	14.55	—

Total	1,638,578	$17.69	1,483,176

(1)	The number of securities to be issued upon exercise of granted/awarded options, warrants and rights includes 914,376 stock options, 319,911 stock awards and 130,018 deferred and restricted stock units outstanding at December 31, 2008.

(2)	On April 14, 2008, the Company granted J. Joseph Burgess a non-qualified stock option to purchase 118,397 shares of the Company’s common stock, a performance-based award of 52,784 shares of restricted stock and a one-time award of 103,092 shares of restricted stock in connection with his appointment as the Company’s President and Chief Executive Officer. These awards were issued as “inducement grants” under the rules of the Nasdaq Global Select Market and, as such, were not issued pursuant to our 2006 Employee Equity Incentive Plan.

Performance Graph

The following performance graph compares the total stockholder return on our common stock to the S&P 500 Index and a peer group index of the companies noted below for the past five years.

•	Michael Baker Corporation

•	Layne Christensen Company

•	Chicago Bridge & Iron Company N.V.

•	Granite Construction, Inc.

•	Perini Corporation

•	Vectren Corporation

•	MasTec, Inc.

•	ENGlobal Corporation

•	Sterling Construction Company, Inc.

•	Quanta Services, Inc.

•	Foster Wheeler, Ltd.

•	Dycom Industries, Inc.

•	American States Water Company

•	Preformed Line Products Company

•	Kennametal, Inc.

The graph assumes that $100 was invested in our common stock and each index on December 31, 2003 and that all dividends were reinvested.

Comparison of Five-Year Cumulative Return

	2003	2004	2005	2006	2007	2008
Insituform Technologies, Inc.	$100.00	$137.40	$117.40	$156.74	$89.70	$119.33
S&P 500 Total Returns	100.00	110.87	116.30	134.66	142.07	89.51
Peer Group	100.00	118.80	138.20	169.91	269.19	137.90

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

	Year Ended December 31,
	2008(1)	2007(1)	2006(1)	2005	2004
	(In thousands, except per share amounts)
INCOME STATEMENT DATA(2):
Revenues	$536,664	$495,570	$527,419	$483,595	$433,869
Operating income	33,882	13,530	36,311	35,545	17,155
Income from continuing operations	24,076	12,866	26,303	20,160	6,209
Loss from discontinued operations(3)	(2,436)	(10,323)	(1,625)	(7,000)	(5,612)
Net income	21,640	2,543	24,678	13,160	597
Basic earnings (loss) per share:
Income from continuing operations	0.87	0.47	0.97	0.75	0.23
Loss from discontinued operations(3)	(0.09)	(0.38)	(0.06)	(0.26)	(0.21)
Net income	0.78	0.09	0.91	0.49	0.02
Diluted earnings (loss) per share:
Income from continuing operations	0.86	0.47	0.96	0.75	0.23
Loss from discontinued operations(3)	(0.09)	(0.38)	(0.06)	(0.26)	(0.21)
Net income	0.77	0.09	0.90	0.49	0.02

BALANCE SHEET DATA:
Unrestricted cash and cash equivalents	99,321	78,961	96,389	77,063	93,242
Working capital, net of unrestricted cash	115,681	117,862	77,466	70,114	61,637
Current assets(4)	324,672	309,289	310,364	274,024	268,868
Property, plant and equipment	71,423	73,368	76,432	75,814	69,281
Total assets(4)	549,306	541,140	550,069	518,328	508,821
Current maturities of long-term debt and notes payable	938	1,097	16,814	18,264	15,778
Long-term debt, less current maturities	65,000	65,000	65,046	80,768	96,505
Total liabilities(4)	178,317	185,882	209,277	213,106	217,338
Total stockholders’ equity	367,977	352,241	338,611	303,496	289,836

(1)	Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), which requires the recording of expense for stock option and other equity compensation awards. We recorded $1.3 million, $2.0 million and $2.9 million in incremental expense for stock options in 2008, 2007 and 2006, respectively.

(2)	All amounts have been restated for the impact of discontinued operations.

(3)	Includes $17.9 million of non-recurring exit charges in 2007 recorded in connection with the closure of the tunneling business.

(4)	Includes current assets, total assets and total liabilities of discontinued operations for all periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

We are organized into five reportable segments: North American Sewer Rehabilitation, European Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation, Water Rehabilitation and Energy and Mining. In 2008, we were in an organizational transition following the appointment of our new Chief Executive Officer in April. We also realigned management of certain of our operations and experienced growth in certain previously immaterial operations. As a result of this realignment and our Chief Executive Officer’s review and assessment of our business operations, and in connection with our regular review and evaluation of our reportable segments, we changed our reporting structure from two to five reportable segments. Our two previous reportable segments were called Rehabilitation and Tite Liner. We divided the Rehabilitation segment into four reportable segments (North American Sewer Rehabilitation, European Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation and Water Rehabilitation) and renamed the Tite Liner segment as our Energy and Mining segment. Previously reported data was updated to reflect this change. Market changes between the segments are typically independent of each other, unless a macroeconomic event affects both the sewer and water rehabilitation markets and the oil, mining and gas markets. These changes exist for a variety of reasons, including, but not limited to, local economic conditions, weather-related issues and levels of government funding.

We believe that this expanded segment disclosure provides improved transparency into our business and greater insight into our results. We also believe that this segmentation is helpful in articulating our strategic direction to our investors.

Our long-term strategy consists of: first, streamlining our rehabilitation operations in North America and in Europe by improving project execution, cost management practices, including the reduction of redundant fixed costs, and product mix; and by identifying opportunities to streamline key management functions and processes to improve our profitability; second, growing our water rehabilitation business by leveraging our premier brand and experience of successfully innovating and delivering technologies and services; third, expanding all of our businesses in key emerging markets such as Eastern Europe, India and Asia; and fourth, expanding our position in the growing and profitable energy and mining sector through organic growth, selective acquisitions of companies, which may be significant in size, and by conducting complimentary product and technology acquisitions.

On February 20, 2009, we acquired the business of The Bayou Companies, L.L.C. and its related entities and the noncontrolling interests of certain subsidiaries of Bayou pursuant to certain agreements dated January 31, 2009. The purchase price for Bayou consisted of $125 million in cash. We may be required to pay up to an additional $7.5 million plus 50% of Bayou’s excess earnings if the Bayou business achieves certain financial performance targets. The aggregate purchase price for the noncontrolling interests was $8.5 million and consisted of cash, a promissory note and shares of our common stock.

On February 1, 2009, we entered into an agreement to acquire Corrpro Companies, Inc. for cash consideration payable to the Corrpro shareholders of approximately $65.6 million, subject to certain possible closing adjustments. We have also agreed to repay certain indebtedness of Corrpro. We expect our total acquisition cost for Corrpro to be approximately $91.0 million. We expect to consummate the Corrpro transaction prior to March 31, 2009.

The financial results of these businesses are not included in our results of operations disclosed herein. We expect that the future results of these businesses will be reported in our Energy and Mining segment. For additional information regarding the Bayou and Corrpro businesses, see “Item 1. Business – Recent Developments.”

Results of Operations

2008 Compared to 2007

	Years Ended December 31,		Increase (Decrease)
	2008	2007	$	%
	(Dollars in thousands)
Revenues	$536,664	$495,570	$41,094	$8.3%
Gross profit	129,597	99,108	30,489	30.8
Gross profit margin	24.1%	20.0%
Operating expenses	95,715	90,078	5,637	5.9
Gain on settlement of litigation	—	(4,500)	(4,500)	(100.0)
Operating income	33,882	13,530	20,352	152.6
Operating margin	6.3%	2.7%
Net income from continuing operations	24,076	12,866	11,210	88.1

Consolidated net income from continuing operations was $11.2 million, or 88.1%, higher in 2008 than in 2007, principally due to improved margins in our North American Sewer Rehabilitation segment, income growth in our Asia-Pacific Sewer Rehabilitation segment and a gain from a litigation settlement with Per Aarsleff A/S, a Danish contractor, of $6.7 million, net of related costs. The 2007 results were favorably impacted by a $4.5 million gain from the settlement of a patent infringement litigation.

Consolidated operating expenses were $5.3 million, or 5.9%, higher in 2008 than in 2007. Operating expenses for 2008 included $1.7 million in connection with a proxy contest initiated by a dissident stockholder and its affiliates in early 2008, $0.8 million related to compensation in connection with the transition of the office of the chief executive, $1.6 million related to growth initiatives in our Asia-Pacific Sewer Rehabilitation and Water Rehabilitation businesses and $1.3 million due to one-time costs stemming from a reduction in force during the fourth quarter of 2008. As a percentage of revenues, consolidated operating expenses were 17.8% versus 18.2% in 2008 and 2007, respectively.

2007 Compared to 2006

	Years Ended December 31,		Increase (Decrease)
	2007	2006	$	%
	(Dollars in thousands)
Revenues	$495,570	$527,419	$(31,849)	(6.0)%
Gross profit	99,108	129,003	(29,895)	(23.2)
Gross profit margin	20.0%	24.5%
Operating expenses	90,078	92,692	(2,614)	(2.8)
Gain on settlement of litigation	(4,500)	—	(4,500)	n/a
Operating income	13,530	36,311	(22,781)	(62.7)
Operating margin	2.7%	6.9%
Net income from continuing operations	12,866	26,303	(13,437)	(51.1)

Net income from continuing operations was $13.4 million lower in 2007 than in 2006 principally due to lower revenues and weaker gross profit margins in our sewer rehabilitation business due to weakness in the U.S. sewer rehabilitation market. There were also several regions of our U.S. sewer rehabilitation operations that experienced project performance issues stemming from delays and other unforeseen issues. The impact of this decline in revenues was partially offset by a decrease in operating expenses in 2007.

The primary drivers of the decrease in operating expenses were improved control of corporate and operational spending, lower incentive compensation expense due to poorer performance and a reduction of $1.7 million of previously recorded expense related to unvested restricted stock and stock options in connection with the resignation of our former chief executive officer and voluntary cancellations of stock options by our executive team, partially offset with $1.0 million in severance payments to our former chief executive officer. Finally, in 2007, we recorded a $4.5 million gain on the settlement of litigation relating to patent infringements (see Note 10 to the consolidated financial statements contained in this report).

Segment Results

North American Sewer Rehabilitation Segment

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Revenues	$340,296	$348,085	$394,453
Gross profit	75,435	58,890	90,153
Gross profit margin	22.2%	16.9%	22.9%
Operating expenses	60,094	62,257	66,769
Gain on settlement of litigation	—	(4,500)	—
Operating income	15,341	1,133	23,384
Operating margin	4.5%	0.3%	5.9%

Revenues

Revenues decreased by 2.2% in our North American Sewer Rehabilitation segment in 2008 to $340.3 million from $348.1 million in the prior year primarily due to continued weak market conditions in the United States. The decrease in revenues was partially offset by a $4.9 million increase in third-party product sales in 2008 compared to 2007. We expect current market conditions to continue to persist for 2009.

According to internal market analysis and various third-party market surveys, spending in the U.S. sewer rehabilitation market was down in 2008 and 2007 compared to historical levels. We responded to these conditions by realigning our cost structure to improve profitability going forward. Our 2007 full-year results were dramatically impacted by our poor operating results in the first quarter. Since that time we have reduced our crew capacity to fit the market demand and eliminated field support costs, as well as reduced corporate costs.

Contract backlog in our North American Sewer Rehabilitation segment at December 31, 2008 was $150.8 million. As compared to December 31, 2007, North American Sewer Rehabilitation experienced a decrease in contract backlog of $9.2 million, or 5.7%.

Revenues decreased by 11.8% in this segment in 2007 to $348.1 million from $394.5 million in the prior year primarily due to weak market conditions in the United States. Compounding the weak U.S. market conditions was a larger percentage of smaller-diameter installation projects in the U.S. marketplace in 2007, which are typically less profitable and generate less revenue per foot than medium- and larger-diameter installation projects.

Gross Profit and Gross Margin

North American Sewer Rehabilitation gross profit increased by 28.1% in 2008 compared to 2007 despite the decrease in revenues. The increase in gross profit was primarily due to project execution improvements and our ongoing cost-cutting initiatives. In addition, positive pricing trends, improved cost management practices and product mix improvements also contributed to the growth in gross profit. Separately, our results were very poor in the first quarter of 2007 in the United States, due to a variety of reasons, including competitive pricing pressures, poor productivity, installation problems in several geographic regions and a high level of small diameter installations with lower margins. Gross margins increased 530 basis points from 16.9% in 2007 to 22.2% in 2008.

A large portion of the profitability improvements made during 2008 related to the initiatives we have implemented with our cost structure and crew productivity. We will continue driving improvements in productivity through enhanced project management and crew training and continued implementation of technologies, along with improved logistics management. We are also seeking avenues for taking advantage of our vertical integration and manufacturing capabilities by expanding our third-party product sales efforts. In addition, a substantial portion of our revenues in 2007 came from backlog that had reduced gross margins as a result of lower market pricing from increased competitive pressures. As mentioned earlier, the U.S. sewer rehabilitation market experienced a downturn in 2007, due to a number of factors, including decreased federal and state funding for underground pipeline infrastructure projects. Direct field expenses within our North American Sewer Rehabilitation business decreased by $1.8 million in 2008 due to our continued rationalization of fixed costs.

North American Sewer Rehabilitation gross profit decreased by 34.7% in 2007 compared to 2006 primarily due to the lower revenues described above. The weak market conditions in U.S. sewer rehabilitation resulted in heightened competitive pricing pressure particularly in the first half of 2007. This pricing compression, coupled with the reasons mentioned above, contributed to lower gross margins. Gross margins decreased 600 basis points from 22.9% in 2006 to 16.9% in 2007.

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

Operating Expenses

Operating expenses decreased 3.5% in 2008 compared to 2007, partially due to the cost-cutting and performance improvement initiatives described above. This decrease was slightly offset by one-time costs associated with a proxy contest and one-time compensation matters. Additionally, one-time costs related to the reduction in force totaled $1.0 million for this segment. The one-time compensation matters include the allocation of expense in connection with the transition of the office of the chief executive. While corporate costs are allocated across all segments, North American Sewer Rehabilitation receives the largest allocation due to its relative size. Operating expenses, as a percentage of revenues, were 17.7% in 2008 compared to 17.9% in 2007.

Operating expenses decreased 6.8% in 2007 compared to 2006, primarily driven by the 11.8% reduction in revenues as discussed above. We also experienced lower costs due to the realignment of resources, particularly in our U.S. operations. In addition, due to operating performance in 2007, our executives and certain other key employees determined that it was in the best interests of our Company and our stockholders to forfeit their 2007 stock option annual grants. This voluntary cancellation of these stock options resulted in lower variable components of equity compensation expense of $0.7 million in 2007 versus 2006. Operating expenses, as a percentage of revenues, were 17.9% in 2007 compared to 16.9% in 2006.

Operating Income and Operating Margin

Operating income in this segment increased to $15.3 million in 2008 compared to $1.1 million in 2007, primarily due to improved gross profit and lower operating expenses as well as substantial improvement in first quarter results in 2008 versus 2007, which were particularly weak. The North American Sewer Rehabilitation operating margin improved to 4.5% in 2008 compared to 0.3% in 2007.

Lower revenues and gross profit, partially offset by lower operating expenses, combined to cause operating income to decrease by $22.3 million, or 95.2%, to $1.1 million in 2007 compared to 2006. Operating margin, which is operating income as a percentage of revenue, declined to 0.3% in 2007 compared to 5.9% in 2006. The factors described above caused the weak results in 2007. The results in 2007 also included the benefit of a $4.5 million gain on the settlement of litigation relating to patent infringement claims recorded in 2007.

European Sewer Rehabilitation Segment

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Revenues	$112,225	$100,658	$85,782
Gross profit	31,228	23,300	22,772
Gross profit margin	27.8%	23.1%	26.5%
Operating expenses	23,564	17,932	19,268
Operating income	7,664	5,368	3,504
Operating margin	6.8%	5.3%	4.1%

Revenues

Revenues in our European Sewer Rehabilitation segment increased by 11.5% in 2008 to $112.2 million from $100.7 million in the prior year. This increase consisted primarily of the Per Aarsleff settlement of $6.7 million, net of related costs, favorable impacts of foreign currencies of $4.8 million and increases in our revenues from our eastern European operations of $2.2 million. Without the Per Aarsleff settlement, revenues would have increased by $4.8 million, or 4.8%.

Contract backlog in our European Sewer Rehabilitation segment at December 31, 2008 was $25.2 million. As compared to December 31, 2007, European Sewer Rehabilitation experienced a decrease in contract backlog of $10.4 million, or 29.4%. The decrease is in part due to historical highs for backlog which were reached at December 31, 2007 and approximately $2.3 million of this decrease was due to weaker foreign currencies against the U.S. dollar at December 31, 2008.

Revenues in our European Sewer Rehabilitation segment increased by 17.3% in 2007 to $100.7 million from $85.8 million in the prior year. This increase consisted primarily of favorable impacts of foreign currencies of $6.3 million, and expansion of our business into eastern Europe, including Poland and Romania, of $7.3 million. With increased revenues outside of the United States, we realized the benefits of our international diversification strategy in 2007. Backlog in the European Sewer Rehabilitation business was at a near historical high of $35.6 million at December 31, 2007.

As a result of the recent poor financial performance in our European operations, we have made certain operational and management changes, including the addition of a new Vice President of the European Group. We have also restructured a number of country-based operations to reduce fixed costs and improve project execution.

Gross Profit and Gross Margin

Gross profit increased by $7.9 million, or 34.0%, in 2008 compared to 2007 due primarily to the revenue increase as a result of the Per Aarsleff settlement. The gross margin percentage increased to 27.8% in 2008 compared to 23.1% in 2007. Without the Per Aarsleff settlement, gross profit would have increased by $1.2 million, or 5.3%,

Gross profit increased by $0.5 million, or 2.3%, in 2007 compared to 2006 due to increased revenues partially off-set by the gross margin decrease of 340 basis points. The gross margin percentage declined to 23.1% in 2007 compared to 26.5% in 2006. The gross profit margin decrease was driven primarily by operational issues in Switzerland and France.

Operating Expenses

Operating expenses increased 31.4% to $23.6 million in 2008 compared to $17.9 million in 2007. The increase was due in part to restructuring costs in certain regional operations, the addition of a new Vice President of the European Group, strong European currencies and continued growth in contracting operations. Additionally, one-time costs related to the reduction in force totaled $0.3 million for this segment. Operating expenses, as a percentage of revenues, were 21.0% in 2008 compared to 17.8% in 2007.

Operating expenses decreased 6.9% in 2007 compared to 2006. Operating expenses, as a percentage of revenues, were 17.8% in 2007 compared to 22.5% in 2006. This decrease was primarily due to efforts to reduce fixed overhead costs.

Operating Income and Gross Margin

Higher revenues and gross profit partially offset by higher operating expenses, combined to cause operating income to increase by $2.3 million, or 42.8%, to $7.7 million in 2008 compared to 2007. European Sewer Rehabilitation operating margin, which is operating income as a percentage of revenue, increased to 6.8% in 2008 compared to 5.3% in 2007. Without the Per Aarsleff settlement, operating income would have decreased $4.4 million, or 82.0%.

Higher revenues as well as lower operating expenses, combined to cause operating income to increase by $1.9 million, or 53.2%, to $5.4 million in 2007 compared to $3.5 million in 2006. European Sewer Rehabilitation operating margin, which is operating income as a percentage of revenue, increased to 5.3% in 2007 compared to 4.1% in 2006.

Asia-Pacific Sewer Rehabilitation Segment

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Revenues	$10,129	$973	$717
Gross profit	2,938	544	717
Gross profit margin	29.0%	55.9%	100.0%
Operating expenses	1,299	1,051	—
Operating income (loss)	1,639	(507)	717
Operating margin	16.2%	(52.1)%	100.0%

Revenues

Revenues in our Asia-Pacific Sewer Rehabilitation segment increased by $9.2 million, or 940.8%, in 2008 compared to 2007. We improved the geographic diversification of our business in both 2008 and 2007 with significant new business wins in India, Hong Kong and Australia through our joint ventures. We secured large revenue projects in India that we believe will lead to continued revenue growth in this segment in the future. This segment of our business was in its infancy during 2007, and we continue to see increased revenue opportunities from the geographic regions served by this segment.

During 2008, we secured an additional $21.0 million in sewer rehabilitation contracts in India, bringing total contract backlog in India to $46.2 million at December 31, 2008. This compares to $35.1 million in backlog at December 31, 2007. During the second half of 2008, relining work in India progressed slowly, as cleaning of pipes continued. Lining of the pipes began at the end of 2008, and activity will increase significantly in 2009. The Indian market continues to be very robust, and we expect growth to continue as we gain momentum with sales penetration in the major Indian cities. We also are pursuing other growth opportunities throughout the Asia-Pacific region.

Revenues increased by 35.7% in the Asia-Pacific Sewer Rehabilitation segment in 2007 to $1.0 million from $0.7 million in the prior year due to sales of equipment and CIPP tube to licensees. In 2006, this segment consisted solely of royalty revenues with no associated costs. With increased revenues outside of the United States, we began to realize the benefits of our Asia-Pacific diversification strategy initiated in 2007.

Gross Profit and Gross Margin

Gross profit in the Asia-Pacific Sewer Rehabilitation segment increased by $2.4 million, or 439.9%, in 2008 compared to 2007. Our gross profit margin decreased to 29.0% compared to 55.9% in the same period, principally due to a large majority of revenues being driven by contracting revenues in India related to early-stage cleaning contracts during 2008, whereas in 2007 revenues were primarily from royalties and tube and equipment sales, which carried higher margins.

Gross profit decreased by $0.2 million, or 24.1%, in 2007 compared to 2006. Gross profit margins declined to 55.9% in 2007 compared to 100.0% in 2006, as 2007 included sales of equipment and tube as opposed to 2006 which only included royalties.

Operating Expenses

Operating expenses increased by 23.6% or $0.2 million in 2008 compared to 2007. We are continuing our focus on business development efforts in international markets, which will require us to dedicate additional resources to these efforts. Operating expenses, as a percentage of revenues, decreased to 12.8% in 2008 compared to 108.0% in 2007.

Operating expenses were $1.1 million in 2007, due entirely to staffing the operation for anticipated growth. These expenses consisted principally of personnel costs of management and administrative resources. No operating expenses were recorded for this segment in 2006.

Operating Income (Loss) and Operating Margin

Improved revenues partially offset by higher operating expenses led to a increase in operating income of $2.1 million in 2008 compared to 2007. Operating margin improved to 16.2% in 2008 compared to (52.1)% in 2007.

During 2007, the Asia-Pacific Sewer Rehabilitation had an operating loss of $0.5 million. This was a decrease of $1.2 million, or 170.7%, compared to 2006.

Water Rehabilitation Segment

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Revenues	$13,447	$4,248	$268
Gross profit (loss)	1,745	445	(18)
Gross profit margin	13.0%	10.5%	(6.7)%
Operating expenses	3,403	2,029	129
Operating loss	(1,658)	(1,584)	(147)
Operating margin	(12.3)%	(37.3)%	(54.7)%

Revenues

Revenues increased by $9.2 million, or 216.6%, in our Water Rehabilitation segment in 2008 to $13.4 million from $4.2 million in 2007 primarily due to work completed on the Madison Avenue project in New York City. During 2008, we performed water rehabilitation projects in the U.S, Europe and Asia. The expansion of this segment is consistent with our long-term strategy to grow our water rehabilitation business by leveraging our premier brand and introducing innovative technologies and services that we have been able to advance successfully in the last two years.

Contract backlog increased by $6.1 million, or 286.8%, to $8.2 million compared to $2.1 million at December 31, 2007. This segment began late in 2006 and was still in its infancy at December 31, 2007.

Revenues increased by $4.0 million, or 1,485.1%, in our Water Rehabilitation segment in 2007 to $4.2 million from $0.3 million in the prior year. Contract backlog increased to $2.1 million at December 31, 2007. This segment began late in 2006 and was still in its infancy at December 31, 2007.

Gross Profit (Loss) and Gross Margin

In 2008, gross profit increased by $1.3 million, or 292.3%, to $1.7 million compared to $0.4 million in 2007. In addition, our gross margin percentage increased by 250 basis points for the same period. Margins continue to be lower than our other reporting segments as this business is in an early growth stage, we are continuing to validate and test our newly-developed water rehabilitation products. In addition, we have not been able to achieve critical mass with our crews to achieve cost efficiencies and consistent profitability.

Gross profit increased by $0.5 million, or 2,619.7%, in 2007 compared to 2006. Gross profit margins increased to 10.5% in 2007 compared to (6.7)% in 2006.

Operating Expenses

The continued growth of this business led to an increase in operating expenses in the segment of $1.4 million, or 67.7%, in 2008 compared to 2007. Operating expenses as a percentage of revenues declined to 25.3% in 2008 compared to 47.8% in 2007. The overall increase in operating expenses was due to the addition of necessary sales, administrative and project management resources to support and grow this important new line of business.

As this business expanded, operating expenses increased by $1.9 million, or 1,472.9%, in 2007 compared to 2006. Operating expenses, as a percentage of revenues, declined to 47.8% in 2007 compared to 48.0% in 2006.

Operating Loss and Operating Margin

Operating loss decreased by $0.1 million, or 4.7%, to $1.7 million in 2008 compared to $1.6 million in 2007. Operating margin improved to (12.3)% in 2008 compared to (37.3)% in 2007.

Operating loss increased by $1.4 million, or 980.1%, to $1.6 million in 2007 compared to $0.2 million in 2006. Operating margin improved to (37.3)% in 2007 compared to (54.7)% in 2006.

Energy and Mining Segment

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Revenues	$60,567	$41,606	$46,199
Gross profit	18,250	15,929	15,378
Gross profit margin	30.1%	38.3%	33.3%
Operating expenses	7,354	6,809	6,525
Operating income	10,896	9,120	8,853
Operating margin	18.0%	21.9%	19.2%

Revenues

Revenues in our Energy and Mining segment increased by 45.6% to $60.6 million in 2008 compared to $41.6 million in 2007. Our Energy and Mining segment is divided into four primary geographic regions: the United States, Canada, South America and Latin America. During 2008, each of these four regions experienced growth in revenues, with the largest actual increase in South America. In South America, revenues increased $10.2 million, or 121.0%, in 2008 compared to 2007. In addition, revenues in our United States operations increased $5.8 million in 2008 compared to 2007.

Unlike our sewer rehabilitation segments and our Water Rehabilitation segment, revenues in our Energy and Mining segment are responsive to market conditions in the oil and gas and mining industries. Although the prices of certain energy commodities have been volatile in recent periods, our Energy and Mining segment is somewhat insulated from market downturns. Our Energy and Mining business is not dependent on new pipelines or expansion, but rather on rehabilitation and the opportunity for our clients to gain increased utilization and capacity through existing assets.

Our Energy and Mining segment contract backlog at December 31, 2008 decreased by $7.5 million, or 28.7%, compared to December 31, 2007. Notwithstanding the recent decrease in backlog, prospects remain stable in this segment.

Revenues in our Energy and Mining segment decreased by $4.6 million, or 9.9%, in 2007 compared to 2006 due primarily to weaker market conditions in Canada and South America, where revenues decreased 24.0% and 24.9%, respectively. Offsetting these declines were increased revenues in the U.S. and in Central America.

Gross Profit and Gross Margin

Our Energy and Mining segment gross profit increased by $2.3 million, or 14.6%, in 2008 compared to 2007. Gross margin percentage declined from the prior year to 30.1% from 38.3%. This decline was principally due to the lower margin, large revenue projects in South America as well as the favorable impact on results in 2007 from a gain of $1.3 million realized from project closeouts in South America and Africa. The decrease in margins for South America was also partially due to an increase in the percentage of revenue from subcontractors as well as an increase in competitive bidding. The gross margin level experienced in 2008 is more in line with the normal range of expectations, while still subject to variability due to different market prices in various locations throughout the world.

Despite lower revenues in 2007, gross profit was 3.6% higher in 2007 at $15.9 million, compared to $15.4 million in 2006, due to strong project execution. The Energy and Mining segment gross profit margin percentages were 38.3% and 33.3% in 2007 and 2006, respectively. The higher gross profit margin in 2007 was principally due to improved margins worldwide resulting from improved operational efficiencies and improved project execution.

Operating Expenses

Operating expenses in the Energy and Mining segment increased by only $0.5 million, or 8.0%, in 2008 compared to 2007 despite a 45.6% increase in revenues. The increase was due to additional staffing costs in the early part of 2008 to support our ongoing geographic expansion initiatives. As a percentage of revenues, operating expenses were 12.1% in 2008 compared to 16.4% in 2007.

Operating expenses in the Energy and Mining segment increased by 4.4% in 2007 versus 2006. As a percentage of revenues, operating expenses were 16.4% in 2007 compared to 14.1% in 2006, primarily due to the addition of resources devoted to growth and project support.

Operating Income and Operating Margin

Operating income increased by $1.8 million, or 19.5%, in 2008 compared to 2007. Operating income as a percentage of revenues decreased to 18.0% in 2008 compared to 21.9% in 2007, remaining consistent with the drop in our gross margins described above.

Despite lower revenues in 2007, operating income in 2007 increased by $0.3 million, or 3.0%, compared to 2006. Due to our strengthening gross profit margin during the period, the operating margin likewise, which is operating income as a percentage of revenues, increased to 21.9% in 2007 compared to 19.2% in 2006.

Other Income (Expense)

Interest expense remained flat at $5.4 million in 2008 compared to 2007. Interest expense decreased $1.4 million from $6.8 million in 2006 to $5.4 million in 2007 primarily related to the payoff of our Senior Notes, Series A, in February 2007. See “Liquidity and Capital Resources – Long-Term Debt” under this Item 7 for further discussion of debt instruments and related amendments.

Interest income increased $0.3 million from $3.5 million in 2007 to $3.8 million in 2008 primarily due to higher cash balances offset by lower interest rates. Interest income decreased $0.4 million from $3.9 million in 2006 to $3.5 million in 2007 primarily due to fluctuations in interest rates on deposits.

Other income increased $0.1 million from $1.5 million in 2007 to $1.6 million in 2008 primarily due to gains on property and asset disposals in 2008. Other income decreased $2.3 million from $3.8 million in 2006 to $1.5 million in 2007 primarily due to large gains on non-operating property and asset disposals in 2006.

Taxes on Income (Tax Benefits)

Our effective tax rate in 2008 was 25.5% and was lower than the federal statutory rate due primarily to the benefit of higher income in jurisdictions with rates lower than the U.S. rate, the recognition of uncertain tax positions and the benefit of a federal motor fuels excise tax credit.

Our deferred tax assets in excess of deferred tax liabilities were $4.2 million, including a $3.0 million valuation allowance primarily related to foreign net operating losses. Deferred tax assets include $0.8 million of foreign tax credit carryforwards, which begin expiring in 2020, and $4.0 million in federal, state and foreign net operating loss carryforwards, net of applicable valuation allowances.

The 2007 effective tax rate of (1.1)% was lower than the federal statutory rate due to the benefit of amortization of intangibles, higher income in jurisdictions with rates lower than the U.S. rate, the release of a valuation allowance on certain foreign net operating losses and the benefit of a federal motor fuels excise tax credit.

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

Minority Interests

Minority interests were $(0.9) million, $(0.5) million and $(0.3) million in 2008, 2007 and 2006, respectively, and are related to the 25% interest in the net income of Insituform Linings Public Limited Company. Net income of Insituform Linings Public Limited Company increased primarily due to revenue growth in our European operations. Minority interest also includes amounts related to the 50% interest in the net income of the contractual joint ventures in India held by SPML.

Equity in Earnings (Losses) of Affiliated Companies

Equity in earnings (losses) of affiliated companies decreased to $(0.2) million during 2008 compared to $0.2 million during 2007. In 2008 and 2007, we invested in start-up joint ventures in Hong Kong and Australia and incurred losses in the early development stages. Equity in earnings (losses) of affiliated companies of $1.3 million in 2006 was comprised mainly of earnings in our German joint venture.

Loss from Discontinued Operations

On March 29, 2007, we announced plans to exit our tunneling business in an effort to align better our operations with our long-term strategic initiatives. In the years leading up to 2007, operating results in the tunneling business limited our ability to invest in international and inorganic growth opportunities. The tunneling business also required a significant amount of senior management’s time. The closure has enabled us to realign our management structure and reallocate management resources and Company capital to implement our long-term strategy.

We have classified the results of operations of our tunneling business as discontinued operations for all periods presented. Substantially all existing tunneling business activity had been completed in early 2008.

Revenues from discontinued operations were $6.5 million, $62.1 million and $69.3 million in 2008, 2007 and 2006, respectively. Losses from discontinued operations, net of income taxes, were $2.4 million, $10.3 million and $1.6 million in 2008, 2007 and 2006, respectively. The lower activity in discontinued operations was due to the winding down of the business.

Corporate expenses previously allocated to our discontinued tunneling business have been re-allocated to our five reportable segments for all periods presented. Re-allocated expenses were $3.7 million and $4.5 million in 2007 and 2006 respectively. Re-allocated expenses were allocated proportionally based on previously allocated expenses. Since the tunneling business was discontinued prior to 2008, no corporate expenses were allocated to the tunneling business during 2008.

At December 31, 2008, receivables from discontinued operations, including retention, totaled $8.2 million, of which $7.3 million are currently being held in connection with five active claim negotiations or litigations relating to these discontinued operations. The total potential of all claims relating to these discontinued operations approximated $12.8 million at December 31, 2008, of which $4.5 million has been recorded. While there can be no certainty, the claims proceedings are expected to conclude within the next twelve months, and we believe that the receivables, along with the final awarded claims, will be collected. We anticipate that for the next few quarters there will be continued costs associated with the pursuit of these claims, as well as costs associated with a number of defensive lawsuits involving discontinued operations. Approximately $3.3 million in equipment relating to discontinued operations remained at December 31, 2008, and we continue to pursue the sale of the equipment through a variety of sources.

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

Backlog	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
	(in millions)
North American sewer rehabilitation	$150.8	$178.5	$185.4	$174.2	$160.0
European sewer rehabilitation	25.2	30.7	34.9	39.0	35.6
Asia-Pacific sewer rehabilitation	46.2	53.6	33.2	34.4	35.1
Water rehabilitation	8.2	6.7	11.6	5.8	2.1
Energy and Mining	18.7	23.4	24.7	32.2	26.2

Total	$249.1	$292.9	$289.8	$285.6	$259.0

Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Liquidity and Capital Resources

Cash and Cash Equivalents

	December 31,
	2008	2007
	(In thousands)
Cash and equivalents	$99,321	$78,961
Restricted cash – in escrow	1,829	2,487

Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments in Europe.

Sources and Uses of Cash

We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt servicing and investments, including the pending acquisition of Corrpro Companies, Inc. In 2008, capital expenditures were primarily for impregnation facility improvements and equipment used for our steam-inversion process and replacement of older equipment, primarily in the United States. Our additional capital expenses came from an increase in crew resources for both our Indian joint venture as well as water rehabilitation projects. We expect this increase to continue for the foreseeable future, as we expect these operations to grow rapidly. In December 2008, we repatriated $30.5 million in cash from Europe and Canada in order to help fund our acquisitions of Bayou and Corrpro.

Our primary source of cash is operating activities. Besides operating activities, we occasionally borrow under our line of credit to fund operating activities, including working capital investments. This line of credit is due to expire in April of 2009. We currently are working to put in place a new expanded credit facility. Information regarding our cash flows for the years ended December 31, 2008, 2007 and 2006 is discussed below and is presented in our consolidated statements of cash flows contained in this report. Despite the relative flatness in the U.S. sewer rehabilitation market experienced over the last year and a half, we continue to expect operating cash flows to increase compared to 2007 and 2008 as a result of improved profitability. This improved cash flow, coupled with existing cash balances and other resources, should be sufficient to fund our operations in 2009. As such, we do not believe that the flatness in the U.S. sewer rehabilitation market will have a material adverse impact on our liquidity in 2009.

We recently completed a public offering of our common stock, from which we received net proceeds of $127.8 million. The majority of these proceeds were used to pay the purchase price for our acquisition of The Bayou Companies, L.L.C. and the non-controlling interests of certain subsidiaries of Bayou.

Cash Flows from Operations

Cash flows from continuing operating activities provided $38.4 million in 2008 compared to $9.6 million in 2007. The two most significant components of the favorable variance from 2007 to 2008 was net income and changes in operating assets and liabilities (working capital). Net income from continuing operations was $11.2 million higher in 2008 than in 2007. In relation to working capital, we used $7.4 million of cash in 2008 compared to $18.2 million of cash in 2007. In 2008, $12.6 million was provided due to accounts payable and accrued expenses, as opposed to 2007, when $13.8 million was used to pay down accounts payable. Accounts receivables, including contract retainage and costs and earnings in excess of billings (unbilled receivables), increased by $9.9 million and $2.0 million in 2008 and 2007, respectively. Depreciation and amortization was $1.1 million higher in 2008 compared to 2007.

Unrestricted cash increased to $99.3 million at December 31, 2008 from $79.0 million at December 31, 2007, as a result of overall improved working capital management and the collection of $4.5 million in the first quarter of 2008 from the CAT Contracting patent infringement litigation settlement and $8.5 million in the fourth quarter of 2008 from the Per Aarsleff litigation settlement.

Days sales outstanding (referred to as DSOs) from continuing operations decreased by 2 days to 97 at December 31, 2008 from 99 at December 31, 2007. DSOs have generally increased over the last two years due to more stringent customer requirements for project documentation for billings. Additionally, payment cycles have generally lengthened. Notwithstanding these issues, we continually target reductions in DSOs to facilitate improvements in liquidity.

The liquidation of our discontinued operations provided $1.6 million and used $1.5 million in operating cash flows in 2008 and 2007, respectively.

Cash flows from continuing operating activities provided $9.6 million in 2007 compared to $40.7 million in 2006. The most significant component of the unfavorable variance from 2006 to 2007 was net income from continuing operations, which was $13.4 million lower in 2007 than in 2006. We used $18.2 million and $5.6 million of cash in 2007 and 2006, respectively, in relation to changes in operating assets and liabilities. In 2007, $13.8 million was used to pay down accounts payable and accrued expenses, as opposed to 2006, when $10.8 million was provided due to revenue growth and timing of vendor payments. Accounts receivables, including contract retainage and costs and earnings in excess of billings (unbilled receivables), increased by $2.0 million and $17.4 million in 2007 and 2006, respectively. The increase in receivables, including contract retainage and unbilled receivables, was primarily due to an increase in DSOs which was 99 at December 31, 2007 compared to 89 at December 31, 2006. In 2007, cash flows from operations were negatively impacted by an increase of $4.2 million in net deferred income tax assets. The operating activities of our discontinued operations used $1.5 million and $0.9 million of cash in 2007 and 2006, respectively.

Cash Flows from Investing Activities

Investing activities from continuing operations used $13.2 million in 2008 compared to $12.4 million in 2007. The largest component of cash used by investing activities was capital expenditures of $15.0 million in 2008 and 2007. Capital expenditures were primarily for impregnation facility improvements and equipment used for our steam-inversion process and replacement of older equipment, primarily in the United States. Capital expenditures in 2008 and 2007 were partially offset by $1.8 million and $2.6 million, respectively, in proceeds received from asset disposals. In addition, $2.6 million was invested in 2007 to remodel an existing facility to be our new headquarters in Chesterfield, Missouri. The investing activities of our discontinued operations provided $1.3 million and $1.5 million of cash in 2008 and 2007, respectively. In 2009, we expect to spend approximately $25.0 on capital expenditures.

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

Cash Flows from Financing Activities

Cash flows from financing activities from continuing operations was $0.7 million in 2008 compared to $11.4 million used in 2007. During the first quarter of 2007, we made the final amortization payment of $15.8 million on our Senior Notes, Series A. In addition, in 2008, we had $0.9 million in proceeds from the issuance of common stock related to stock option exercises, as compared to $4.2 million in the prior year period. The decline correlates with the timing of grants and the decrease in stock prices during 2008, leading to fewer option exercises.

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

Long-Term Debt

Our total indebtedness as of December 31, 2008 consisted of our $65.0 million Senior Notes, Series 2003-A, due April 24, 2013, and $0.9 million of other notes related to the financing of certain insurance premiums. Our total indebtedness at December 31, 2007 consisted of our $65.0 million Senior Notes, Series 2003-A, due April 24, 2013, and $1.1 million of other notes related to the financing of certain insurance premiums.

On March 28, 2007, we amended our $65.0 million Senior Notes, Series 2003-A, due April 24, 2013, to exclude all non-recurring charges taken during the year ended December 31, 2007 relating to our exit from the tunneling operation, to the extent deducted in determining consolidated net income for such period, subject to a maximum amount of $34.2 million. In connection with the amendment, we paid the noteholders an amendment fee of 0.05% of the outstanding principal balance of Senior Notes, or $32,500. During the year ended December 31, 2008, we recorded $0.8 million of reversals of non-recurring exit charges.

On April 4, 2008, we amended our $35.0 million credit facility with Bank of America, N.A. to extend the maturity date of the credit facility to April 30, 2009 and increase our borrowing rates on Eurodollar loans and letters of credit by 0.25% (now ranging from 1.25% to 2.25%), among other things.

As of December 31, 2008, we were in compliance with all of our debt covenants. We had no debt covenant violations in 2008, 2007 or 2006. We anticipate being in compliance with all of our debt covenants over the next 12 months. Under the terms of the Senior Notes, Series 2003-A, prepayment could cause us to incur a “make-whole” payment to the holder of the notes. At December 31, 2008, this make-whole payment would have approximated $10.0 million.

We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances, additional short- and long-term borrowings and the sale of assets for the next twelve months. We are currently engaged in negotiations regarding a new credit facility consisting of a $50.0 million term loan and a $50.0 million revolving line of credit. We expect cash generated from operations to continue to improve going forward due to increased profitability, improved working capital management initiatives and additional cash flows generated from newly acquired businesses.

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

The following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2008 (in thousands). This table includes cash obligations related to principal outstanding under existing debt arrangements and operating leases.

Payments Due by Period

Cash Obligations(1)(2)(3)(4)	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt(2)	$65,000	$—	$—	$—	$—	$65,000	$—
Interest on long-term debt(1)	19,129	4,251	4,251	4,251	4,251	2,125	—
Operating leases	21,217	7,967	5,260	3,370	2,191	1,547	882

Total contractual cash obligations	$105,346	$12,218	$9,511	$7,621	$6,442	$68,672	$882

(1)	Cash obligations herein are not discounted. See Notes 5 and 10 to the consolidated financial statements contained in this report regarding long-term debt and commitments and contingencies, respectively.

(2)	As of December 31, 2008, no amounts were borrowed on the $35.0 million credit facility. The available balance was $19.3 million, and the commitment fee was 0.2%. The remaining $15.7 million was used for non-interest bearing letters of credit, $14.5 million of which were collateral for insurance and $1.2 million for work performance.

(3)	Liabilities related to Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN No. 48”) have not been included in the table above because we are uncertain as to if or when such amounts may be settled. See Note 9 to the consolidated financial statements contained in this report for further information.

(4)	There were no purchase commitments at December 31, 2008.

Off-Balance Sheet Arrangements

We use various structures for the financing of operating equipment, including borrowings, operating and capital leases, and sale-leaseback arrangements. All debt is presented in the balance sheet. Our future commitments were $105.3 million at December 31, 2008. We also have exposure under performance guarantees by contractual joint ventures and indemnification of our surety. However, we have never experienced any material adverse effects to our consolidated financial position, results of operations or cash flows relative to these arrangements. All of our unconsolidated joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 10 to our consolidated financial statements contained in this report regarding commitments and contingencies.

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

Equity-Based Compensation

We record expense for equity-based compensation awards, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units based on the fair value recognition provisions contained in SFAS No. 123(R). Fair value of stock option awards is determined using an option pricing model that is based on established principles of financial economic theory. Fair value of restricted stock and deferred stock unit awards is determined using our closing stock price on the grant date. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for valuation of stock option awards. Volatility and expected term assumptions are based on our historical experience. The risk-free rate is based on a U.S. Treasury note with a maturity similar to the option award’s expected term. Discussion of our implementation of SFAS No. 123(R) is described in Note 7 to the consolidated financial statements contained in this report.

Taxation

We provide for estimated income taxes payable or refundable on current year income tax returns, as well as the estimated future tax effects attributable to temporary differences and carryforwards, in accordance with the SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 also requires that a valuation allowance be recorded against any deferred tax assets that are not likely to be realized in the future. The determination is based on our ability to generate future taxable income and, at times, is dependent on our ability to implement strategic tax initiatives to ensure full utilization of recorded deferred tax assets. Should we not be able to implement the necessary tax strategies, we may need to record valuation allowances for certain deferred tax assets, including those related to foreign income tax benefits. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowances recorded against net deferred tax assets.

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

We recognize tax liabilities in accordance with FIN No. 48 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. While we believe the resulting tax balances as of December 31, 2008 and 2007 are appropriately accounted for in accordance with FIN No. 48 and SFAS No. 109, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to the consolidated financial statements and such adjustments could be material.

Long-Lived Assets (including Goodwill)

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

Under SFAS No. 142, Goodwill and Other Intangible Assets, we assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Factors that could potentially trigger an impairment review include (but are not limited to):

•	significant underperformance of a segment relative to expected, historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant changes in the strategy for a segment including extended slowdowns in the sewer rehabilitation market; and

•	a decrease in our market capitalization below our book value for an extended period of time.

In accordance with the provisions of SFAS No. 142, we calculate the fair value of our reporting units and compare such fair value to the carrying value of those reporting units to determine if there is any indication of goodwill impairment. Our reporting units consist of North American Sewer Rehabilitation, European Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation, Water Rehabilitation and Energy and Mining. At December 31, 2008, goodwill was $102.3 million, $19.7 million and $0.9 million for our North American Sewer Rehabilitation, European Sewer Rehabilitation and Energy and Mining reporting units, respectively. To calculate reporting unit fair value, we utilize a discounted cash flow analysis based upon, among other things, certain assumptions about expected future operating performance. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in our weighted average cost of capital or changes in operating performance. An impairment charge will be recognized to the extent that the implied fair value of the goodwill balances for each reporting unit is less than the related carrying value. Given the significant volatility in the current business climate, we stress tested our goodwill for impairment at each of our reporting segments. In performing this analysis, we revised our estimated future cash flows and discount rates, as appropriate, to reflect a variety of market conditions. In each case, no impairment was indicated.

Recently Adopted Accounting Pronouncements

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at December 31, 2008 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt. The fair value of our long-term debt, including current maturities, approximated its carrying value at December 31, 2008. Market risk was estimated to be $0.1 million as the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at December 31, 2008.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliates operating solely outside of the U.S. and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At December 31, 2008, a substantial portion of our cash and cash equivalents were denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $1.8 million impact to our equity through accumulated other comprehensive income.

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At December 31, 2008, there were foreign currency hedge instruments outstanding with notional amounts of $24.0 million Canadian dollars, €18.5 million and £15.0 million related to our net investment in our foreign operations. See Note 11 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

Item 8.	Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Under the supervision and with the participation of Company management, including the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer), an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In performing this evaluation, management employed the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.

Based on the criteria set forth in Internal Control – Integrated Framework, management, including the Company’s Chief Executive Officer and its Chief Financial Officer, has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Company management does not expect that its system of internal control over financial reporting and procedures will prevent all misstatements due to inherent limitations. Therefore, management’s assessment provides reasonable, but not absolute, assurance that misstatements will be prevented and/or detected by the established internal control and procedures over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

/s/ Joseph J. Burgess
Joseph J. Burgess Chief Executive Officer (Principal Executive Officer)

/s/ David A. Martin
David A. Martin Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Insituform Technologies, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Insituform Technologies, Inc. and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions as of January 1, 2007.

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
March 2, 2009

Insituform Technologies, Inc. and Subsidiaries

Consolidated Statements of Income

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands, except per share amounts)

	2008	2007	2006
Revenues	$536,664	$495,570	$527,419
Cost of revenues	407,067	396,462	398,416

Gross profit	129,597	99,108	129,003
Operating expenses	95,715	90,078	92,692
Gain on settlement of litigation	—	(4,500)	—

Operating income	33,882	13,530	36,311

Other income (expense):
Interest expense	(5,398)	(5,368)	(6,834)
Interest income	3,761	3,458	3,888
Other	1,627	1,451	3,799

Total other income (expense)	(10)	(459)	853

Income before taxes on income	33,872	13,071	37,164
Taxes on income (tax benefits)	8,625	(149)	11,826

Income before minority interests and equity in earnings (losses) of affiliated companies	25,247	13,220	25,338
Minority interests	(925)	(525)	(316)
Equity in earnings (losses) of affiliated companies	(246)	171	1,281

Income from continuing operations	24,076	12,866	26,303
Loss from discontinued operations, net of tax	(2,436)	(10,323)	(1,625)

Net income	$21,640	$2,543	$24,678

Earnings (loss) per share:
Basic:
Income from continuing operations	$0.87	$0.47	$0.97
Loss from discontinued operations	(0.09)	(0.38)	(0.06)

Net income	$0.78	$0.09	$0.91

Diluted:
Income from continuing operations	$0.86	$0.47	$0.96
Loss from discontinued operations	(0.09)	(0.38)	(0.06)

Net income	$0.77	$0.09	$0.90

The accompanying notes are an integral part of the consolidated financial statements.

Insituform Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2008 and 2007

(In thousands, except share information)

	2008	2007
Assets
Current assets
Cash and cash equivalents	$99,321	$78,961
Restricted cash	1,829	2,487
Receivables, net	97,257	85,774
Retainage	21,380	23,444
Costs and estimated earnings in excess of billings	37,224	40,590
Inventories	16,320	17,789
Prepaid expenses and other assets	37,637	28,975
Current assets of discontinued operations	13,704	31,269

Total current assets	324,672	309,289

Property, plant and equipment, less accumulated depreciation	71,423	73,368

Other assets
Goodwill	122,961	122,560
Other assets	24,407	26,532

Total other assets	147,368	149,092

Non-current assets of discontinued operations	5,843	9,391

Total Assets	$549,306	$541,140

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$97,593	$87,935
Billings in excess of costs and estimated earnings	9,596	8,602
Notes payable	938	1,097
Current liabilities of discontinued operations	1,541	14,830

Total current liabilities	109,668	112,464
Long-term debt, less current maturities	65,000	65,000
Other liabilities	2,831	7,465
Non-current liabilities of discontinued operations	818	953

Total liabilities	178,317	185,882

Minority interests	3,012	2,717

Stockholders’ equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 60,000,000; shares issued and outstanding 27,977,785 and 27,470,623, respectively	280	275
Additional paid-in capital	109,235	104,332
Retained earnings	260,616	238,976
Accumulated other comprehensive income	(2,154)	8,958

Total stockholders’ equity	367,977	352,541

Total Liabilities and Stockholders’ Equity	$549,306	$541,140

The accompanying notes are an integral part of the consolidated financial statements.

Insituform Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands, except number of shares)

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Equity	Income
BALANCE, December 31, 2005	29,294,849	$293	$139,372	$212,085	$(51,596)	$3,342	$303,496

Net income	—	—	—	24,678	—	—	24,678	$24,678
Issuance of common stock upon exercise of options, including income tax benefit of $772	243,370	2	4,892	—	—	—	4,894	—
Distribution of shares pursuant to Deferred Stock Unit awards	9,525	0	50	—	—	—	50	—
Reclassification of deferred stock units in accordance with SFAS No. 123(R)	—	—	1,235	—	—	—	1,235	—
Restricted stock issued (See Note 7)	50,800	1	(1)	—	—	—	—	—
Amortization and forfeitures of restricted stock	(1,500)	(0)	—	—	—	—	(0)	—
Equity based compensation expense	—	—	4,254	—	—	—	4,254	—
Foreign currency translation adjustment	—	—	—	—	—	4	4	4

Total comprehensive income	—	—	—	—	—	—	—	$24,682

BALANCE, December 31, 2006	29,597,044	$296	$149,802	$236,763	$(51,596)	$3,346	$338,611

Net income	—	—	—	2,543	—	—	2,543	$2,543
FIN No. 48 adjustment	—	—	—	(330)	—	—	(330)	—
Issuance of common stock upon exercise or redemption of equity compensation instruments, including tax benefit of $148	231,043	2	4,395	—	—	—	4,397	—
Restricted stock units issued	68,247	1	(1)	—	—	—	—	—
Amortization and forfeitures of restricted stock shares and units	(68,247)	(0)	(1,058)	—	—	—	(1,058)	—
Common stock retired	(2,357,464)	(24)	(51,572)	—	51,596	—	—	—
Equity based compensation expense	—	—	2,766	—	—	—	2,766	—
Foreign currency forward contracts	—	—	—	—	—	55	55	55
Foreign currency translation adjustment	—	—	—	—	—	5,557	5,557	5,557

Total comprehensive income	—	—	—	—	—	—	—	$8,155

BALANCE, December 31, 2007	27,470,623	$275	$104,332	$238,976	$—	$8,958	$352,541

Net income	—	—	—	21,640	—	—	21,640	$21,640
Issuance of common stock upon exercise or redemption of equity compensation instruments, including tax expense of $16	47,950	(0)	887	—	—	—	887	—
Distribution of shares pursuant to Deferred Stock Unit awards	58,953	1	(452)				(451)
Restricted stock units issued	471,679	5	(5)	—	—	—	—	—
Amortization and forfeitures of restricted stock shares and units	(71,420)	(1)	(1)	—	—	—	(2)	—
Equity based compensation expense	—	—	4,474	—	—	—	4,474	—
Foreign currency forward contracts	—	—	—	—	—	(7,216)	(7,216)	(7,216)
Foreign currency translation adjustment	—	—	—	—	—	(3,896)	(3,896)	(3,896)

Total comprehensive income								$10,528

BALANCE, December 31, 2008	27,977,785	$280	$109,235	$260,616	$—	$(2,154)	$367,977

The accompanying notes are an integral part of the consolidated financial statements.

Insituform Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$21,640	$2,543	$24,678
(Loss) from discontinued operations	(2,436)	(10,323)	(1,625)

Income from continuing operations	24,076	12,866	26,303
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	17,307	16,252	16,620
(Gain) loss on sale of fixed assets	(1,607)	389	(3,223)
Equity-based compensation expense	4,474	2,766	4,254
Deferred income taxes	2,780	(4,205)	908
Other	(1,253)	(281)	1,346
Changes in operating assets and liabilities:
Restricted cash	354	(1,569)	4,653
Receivables net, retainage and costs and estimated earnings in excess of billings	(9,921)	(2,039)	(17,357)
Inventories	635	2,008	(1,766)
Prepaid expenses and other assets	(11,104)	(2,857)	(1,922)
Accounts payable and accrued expenses	12,629	(13,755)	10,837

Net cash provided by operating activities of continuing operations	38,370	9,575	40,653
Net cash provided by (used in) operating activities of discontinued operations	1,558	(1,532)	(911)

Net cash provided by operating activities	39,928	8,043	39,742

Cash flows from investing activities:
Capital expenditures	(15,022)	(14,978)	(19,713)
Proceeds from sale of fixed assets	1,786	2,610	7,296
Liquidation of life insurance cash surrender value	—	—	1,423

Net cash (used in) investing activities of continuing operations	(13,236)	(12,368)	(10,994)
Net cash provided by investing activities of discontinued operations	1,339	1,530	3,861

Net cash (used in) investing activities	(11,897)	(10,838)	(7,133)

Cash flows from financing activities:
Proceeds from issuance of common stock	887	4,247	4,122
Additional tax (benefit) expense from stock option exercises recorded in additional paid-in capital	(16)	148	772
Proceeds from notes payable	2,582	1,966	2,662
Principal payments on notes payable	(2,742)	(1,959)	(4,101)
Principal payments on long-term debt	—	(15,768)	(15,735)
Changes in restricted cash related to financing activities	—	—	(106)

Net cash provided by (used in) financing activities	711	(11,366)	(12,386)

Effect of exchange rate changes on cash	(8,382)	(3,271)	(899)

Net (decrease) increase in cash and cash equivalents for the period	20,360	(17,432)	19,324
Cash and cash equivalents, beginning of year	78,961	96,393	77,069

Cash and cash equivalents, end of year	$99,321	$78,961	$96,393

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$4,307	$5,037	$6,402
Income taxes paid (refunded), net	1,229	6,389	7,637

The accompanying notes are an integral part of the consolidated financial statements.

Insituform Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Insituform Technologies, Inc. (a Delaware corporation) (the “Company”) is a leading worldwide provider of proprietary technologies and services for rehabilitating sewer, water and other underground piping systems. The Company’s primary technology is the Insituform® process, a proprietary cured-in-place pipeline rehabilitation process (the “Insituform® CIPP Process”), including certain processes tailored for the rehabilitation of small-diameter and of large-diameter sewer pipelines. The Company also has methods of rehabilitating water infrastructure, including using high-density polyethylene liners for rehabilitating transmission and distribution water mains, using polyester-reinforced polyethylene lining systems for the rehabilitation of distribution water mains and employing a robotic method for reinstating potable water service connections from inside a main. The Company’s Tite Liner® process is a proprietary method of lining new and existing pipe with a corrosion and abrasion resistant polyethylene pipe.

Acquisitions

The Company recently agreed to acquire two companies that will expand the range of products and services the Company offers in the Energy and Mining sectors. On February 20, 2009, the Company acquired the business of The Bayou Companies, L.L.C. and its related entities (“Bayou”) and the noncontrolling interests of certain subsidiaries of Bayou pursuant to certain agreements dated January 31, 2009. The purchase price for Bayou consisted of $125 million in cash. The Company may be required to pay up to an additional $7.5 million plus 50% of Bayou’s excess earnings if the Bayou business achieves certain financial performance targets. The aggregate purchase price for the noncontrolling interests was $8.5 million and consisted of cash, a promissory note and shares of our common stock.

Bayou provides cost-effective solutions to energy and infrastructure companies primarily in the Gulf of Mexico and North America. Bayou’s products and services include internal and external pipeline coating, lining, weighting and insulation. Bayou also provides specialty fabrication and services for offshore deepwater installations, including project management and logistics. The acquisition of Bayou will enable the Company to offer one of the broadest portfolios of internal and external pipeline coating and specialty fabrication products and services.

The Company is in the process of completing its initial accounting for this acquisition in accordance with the guidance included in Statement of Financial Standards (“SFAS”) No. 141R, Business Combinations (“SFAS No. 141R”), but expects to record finite-lived intangible assets at their determined fair value related to non-compete agreements, customer relationships, licensees and trademarks. The Company also expects the acquisition to result in goodwill, which will be tax deductible for income tax purposes, related to, among other things, growth opportunities and unidentified intangible assets. Additionally, the Company will record the fair value of the earnout as part of the acquisition accounting.

Pending final evaluation of the guidance included in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and SFAS No. 142, Goodwill and Other Intangible Assets, the Company expects to include Bayou as part of its Energy and Mining reportable segment.

On February 1, 2009, the Company entered into an agreement to acquire Corrpro Companies, Inc. for cash consideration payable to the Corrpro shareholders of approximately $65.6 million, subject to certain possible closing adjustments. The Company has also agreed to repay certain indebtedness of Corrpro. The Company expect our total acquisition cost for Corrpro to be approximately $91.0 million. The Company expects to consummate the Corrpro transaction prior to March 31, 2009.

Corrpro is a premier provider of corrosion protection and pipeline maintenance services in North America. Corrpro also has operations in the United Kingdom. Corrpro’s comprehensive line of fully-integrated corrosion protection products and services includes: (i) engineering; (ii) product and material sales; (iii) construction and installation; (iv) inspection, monitoring and maintenance; and (v) coatings. The acquisition of Corrpro will allow the Company to offer a fully-integrated internal and external corrosion protection platform, predominantly to the energy and mining and water industries.

Costs deferred at December 31, 2008 related to the Company’s acquisition of Bayou and pending acquisition of Corrpro were $1.4 million. These costs will be expensed in the first quarter of 2009.

2. SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries. For contractual joint ventures, the Company recognizes revenue, costs and profits on its portion of the contract using percentage-of-completion accounting. All significant intercompany transactions and balances have been eliminated. Investments in entities in which the Company does not have significant control nor meet the characteristics of a variable interest entity, and for which the Company has 20% to 50% ownership are accounted for by the equity method. We have classified the results of operations of our tunneling business as discontinued operations for all periods presented.

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

Equity-Based Compensation

The Company records expense for equity-based compensation awards, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units based on the fair value recognition provisions contained in SFAS No. 123(R), Share Based Payment (“SFAS No. 123(R)”). Fair value of stock option awards is determined using an option pricing model. Fair value of restricted share and deferred stock unit awards is determined using the Company’s closing stock price on the award date. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for valuation of stock option awards and restricted stock awards. Volatility and expected term assumptions are based on the Company’s historical experience. The risk-free rate is based on a U.S. Treasury note with a maturity similar to the option award’s expected term. Discussion of the Company’s implementation of SFAS No. 123(R) is described in Note 7.

Revenues

Revenues include construction and installation revenues that are recognized using the percentage-of-completion method of accounting in the ratio of costs incurred to estimated final costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and equipment costs. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. When estimates indicate that a loss will be incurred on a contract on completion, a provision for the expected loss is recorded in the period in which the loss becomes evident. At December 31, 2008 and 2007, the Company had provided $0.2 million and $0.6 million for expected losses on contracts. Revenues from change orders, extra work, variations in the scope of work and claims are recognized when it is probable that they will result in additional contract revenue and when the amount can be reliably estimated. Revenues for the year ended December 31, 2008 include $8.0 million of royalty revenues pursuant to a settlement agreement (See Note 10 for additional information).

Research and Development

The Company expenses research and development costs as incurred. Research and development costs of $3.0 million, $4.2 million and $3.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, are included in operating expenses in the accompanying consolidated statements of income.

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

Earnings Per Share

Earnings per share have been calculated using the following share information:

	2008	2007	2006
Weighted average number of common shares used for basic EPS	27,537,702	27,330,835	27,043,651
Effect of dilutive stock options, stock appreciation rights, restricted stock and deferred stock units (Note 7)	642,229	314,094	460,617

Weighted average number of common shares and dilutive potential common stock used in diluted EPS	28,179,931	27,644,928	27,504,268

The Company excluded 491,083, 443,085 and 210,407 stock options in 2008, 2007 and 2006, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

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

Retainage

Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of revenue earned by the Company but held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract. Retainage is generally collected within one year of the completion of a contract, although collection can take up to two years in Europe. There was no retainage due after one year at December 31, 2008 and 2007.

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

Long-lived assets, including property, plant and equipment, and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such impairment tests are based on a comparison of undiscounted cash flows to the recorded value of the asset. The estimate of cash flow is based upon, among other things, assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company did not identify any long-lived assets of its continuing operations as being impaired during 2008, 2007 and 2006.

Goodwill

Under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company assesses recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company performs its annual impairment tests for goodwill in the fourth quarter. In accordance with the provisions of SFAS No. 142, the Company calculates the fair value of its reporting units and compares such fair value to the carrying value of the reporting unit to determine if there is any indication of goodwill impairment. The Company’s reporting units consist of North American Sewer Rehabilitation, European Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation, Water Rehabilitation and Energy and Mining. At December 31, 2008, goodwill was $102.3 million, $19.7 million and $0.9 million for our North American Sewer Rehabilitation, European Sewer Rehabilitation and Energy and Mining reporting units, respectively. To calculate reporting unit fair value, the Company utilizes a discounted cash flow analysis based upon, among other things, certain assumptions about expected future operating performance. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in the Company’s weighted average cost of capital or changes in operating performance. An impairment charge will be recognized to the extent that the implied fair value of the goodwill balances for each reporting unit is less than the related carrying value. The Company did not identify any goodwill of its continuing operations as being impaired based on management’s impairment analyses performed during 2008, 2007 and 2006. Management retained an independent party to perform a valuation of the Company’s reporting units, and management determined that no impairment of goodwill existed. Given the significant volatility in the current business climate, the Company stress tested the goodwill for impairment at the reporting units. In performing this analysis, the Company revised its estimated future cash flows and discount rates, as appropriate, to reflect a variety of market conditions. In each case, no impairment was indicated. The change in recorded goodwill from December 31, 2007 to December 31, 2008 is due to foreign currency fluctuations. See Note 12 regarding goodwill related to discontinued operations.

Investments in Variable Interest Entities

The Company evaluates all transactions and relationships with variable interest entities (“VIE”) to determine whether the Company is the primary beneficiary of the entities in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51 (“FIN 46R”).

The Company’s overall methodology for evaluating transactions and relationships under the VIE requirements includes the following two steps:

•	determine whether the entity meets the criteria to qualify as a VIE; and

•	determine whether we are the primary beneficiary of the VIE.

In performed the first step, the significant factors and judgments that the Company considers in making the determination as to whether an entity is a VIE include:

•

the design of the entity, including the nature of its risks and the purpose for which the entity was created, to determine the variability that the entity was designed to create and distribute to its interest holders;

•	the nature of the Company’s involvement with the entity;

•	whether control of the entity may be achieved through arrangements that do not involve voting equity;

•	whether there is sufficient equity investment at risk to finance the activities of the entity; and

•	whether parties other than the equity holders have the obligation to absorb expected losses or the right to receive residual returns.

If the Company identifies a VIE based on the above considerations, it then performs the second step and evaluates whether it is the primary beneficiary of the VIE by considering the following significant factors and judgments:

•	whether the Company’s variable interest absorbs the majority of the VIE’s expected losses;

•	whether the Company’s variable interest absorbs the majority of the VIE’s expected returns; and

•	whether the Company has the ability to make decisions that significantly affect the VIE’s results and activities.

Based on its evaluation of the above factors and judgments, as of December 31, 2008, the Company did not consolidate any VIEs. Also, as of December 31, 2008, the Company has significant interests in several VIEs primarily through its joint venture arrangements for which it did not have controlling financial interests and, accordingly, was not the primary beneficiary. There were no changes in the status of the Company’s VIE or primary beneficiary designations that occurred during 2008.

The Company develops joint bids on certain contracts with its joint venture partners. The success of the joint venture depends largely on the satisfactory performance of the Company’s joint venture partner of its obligations under the contract. The Company may be required to complete its joint venture partner’s portion of the contract if the joint venture partner are unable to complete its portion and a bond is not available. In such case, the additional obligations could result in reduced profits or, in some cases, significant losses for the Company’s joint ventures. The Company currently assesses the impact of these joint ventures to the Company’s consolidated financial position, financial performance and cash flows to be immaterial.

Foreign Currency Translation

Results of operations for foreign entities are translated using the average exchange rates during the period. Current assets and liabilities are translated to U.S. dollars using the exchange rates in effect at the balance sheet date, and the related translation adjustments are reported as a separate component of stockholders’ equity.

Newly Adopted Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which describes a comprehensive model for the measurement, recognition, presentation and disclosure of uncertain tax positions in the financial statements. Under the interpretation, the financial statements are to reflect expected future tax consequences of such positions presuming the tax authorities’ full knowledge of the position and all relevant facts, but without considering time values. The new standard became effective for the Company on January 1, 2007. The Company’s implementation of this standard is described in Note 9.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands required disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is a market-based measurement that should be based on the assumptions that market participants would use in pricing an asset or liability. See Note 11 for additional information on our adoption of SFAS No. 157. The Company adopted SFAS No. 157 as of January 1, 2008 for financial assets and liabilities and as of January 1, 2009 for nonfinancial assets and liabilities, except those already reported at fair value on a recurring basis. The impact of the adoption of SFAS No. 157 for financial assets and liabilities at January 1, 2008, and for nonfinancial assets and liabilities at January 1, 2009, was not material.

In February 2007, the FASB issued SFAS No. 159, which permits companies to choose to measure at fair value many financial instruments and certain assets and liabilities that are not currently required to be measured at fair value on an instrument-by-instrument basis. Entities electing the fair value option will be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 was effective as of the beginning of our 2008 fiscal year. We did not elect the fair value option for any of our eligible financial instruments or other items.

In December 2008, FASB issued FSP SFAS No. 140-4 and FIN 46(R)-8, effective for us as of December 31, 2008. FSP SFAS No. 140-4 and FIN 46(R)-8 require enhanced qualitative and quantitative information about an enterprise’s involvement with a variable-interest entity (“VIE”) and its continuing involvement with transferred financial assets. For VIEs, enhanced qualitative and quantitative information about an enterprise’s involvement with a VIE, financial or other support provided by the enterprise to the VIE, and the methodology applied in determining whether an enterprise is the primary beneficiary should be disclosed. See Note 2 for additional information on our adoption of FIN 46(R)-8.

Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) applies to all transactions in which an entity obtains control of one or more businesses and combinations without the transfer of consideration. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed in the transaction at fair value; it requires certain contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; and it requires expensing of acquisition-related costs as incurred, among other provisions. SFAS No. 141(R) was effective as of January 1, 2009. It applies prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests. Under the provisions of SFAS No. 160, noncontrolling interests will be classified as a component of equity separate from the parent’s equity; purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions; net income attributable to the noncontrolling interest will be included in consolidated net income in the statement of income; and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value, with any gain or loss recognized in earnings. SFAS No. 160 was effective for us as of the beginning of our 2009 fiscal year. It applies prospectively, except for the presentation and disclosure requirements, for which it applies retroactively. If SFAS No. 160 had been applied as of December 31, 2008, the $3.0 million reported as minority interest in the liabilities section on our consolidated balance sheet would have been reported as $3.0 million of noncontrolling interest in subsidiaries in the equity section of our consolidated balance sheet.

3. SUPPLEMENTAL BALANCE SHEET INFORMATION

Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31 (in thousands):

	2008	2007	2006
Balance, at beginning of year	$2,418	$2,600	$2,718
Charged to expense	46	110	180
Write-offs and adjustments	(764)	(292)	(298)

Balance, at end of year	$1,700	$2,418	$2,600

Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following at December 31 (in thousands):

	2008	2007
Costs incurred on uncompleted contracts	$430,754	$399,301
Estimated earnings to date	54,178	38,914

Subtotal	484,932	438,215
Less – billings to date	(457,304)	(406,227)

Total	$27,628	$31,988

Included in the accompanying balance sheets:
Costs and estimated earnings in excess of billings	$37,224	$40,590
Billings in excess of costs and estimated earnings	(9,596)	(8,602)

Total	$27,628	$31,988

Costs and estimated earnings in excess of billings represent work performed that could not be billed either due to contract stipulations or lacking required contractual documentation. Substantially all unbilled amounts are expected to be billed and collected within one year.

Inventories

Inventories are summarized as follows at December 31 (in thousands):

	2008	2007
Raw materials and supplies	$2,844	$3,512
Work-in-process	4,101	5,020
Finished products	996	1,150
Construction materials	8,379	8,107

Total	$16,320	$17,789

Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31 (in thousands):

	Estimated Useful Lives (Years)	2008	2007
Land and land improvements		$8,242	$8,425
Buildings and improvements	5 – 40	31,024	30,439
Machinery and equipment	4 – 10	85,889	84,754
Furniture and fixtures	3 – 10	11,928	10,750
Autos and trucks	3 – 10	35,132	35,915
Construction in progress		6,404	5,793

Subtotal		178,619	176,076
Less – Accumulated depreciation		(107,196)	(102,708)

Total		$71,423	$73,368

Depreciation expense was $15.7 million, $16.0 million and $15.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Other Assets

Other assets are summarized as follows at December 31 (in thousands):

	2008	2007
Investment in affiliates	$6,769	$8,919
License agreements	1,755	1,918
Customer relationships	1,164	1,285
Patents and trademarks	7,434	4,329
Deferred income tax assets, net	3,189	4,542
Notes receivable from affiliated companies	1,464	1,551
Non-current tax receivable	761	2,352
Other	1,871	1,636

Total	$24,407	$26,532

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31 (in thousands):

	2008	2007
Accounts payable – trade	$62,271	$50,524
Estimated casualty and healthcare liabilities	17,872	18,994
Job costs	9,310	13,277
Compensation and bonus accruals	7,121	3,711
Interest	791	791
Job loss reserves	181	595
Other	47	43

Total	$97,593	$87,935

Casualty Insurance and Healthcare Liabilities

The Company obtains actuarial estimates of its liabilities on a quarterly basis and adjusts its reserves accordingly. Estimated casualty insurance and healthcare benefits liabilities are summarized as follows at December 31 (in thousands):

	2008	2007
Casualty insurance	$16,368	$17,461
Healthcare benefits	1,504	1,533

Total	$17,872	$18,994

4. ACQUIRED INTANGIBLE ASSETS

Amortized intangible assets were as follows (in thousands):

	As of December 31, 2008				As of December 31, 2007
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	21	$3,894	$(2,139)	$1,755	$3,894	$(1,976)	$1,918
Customer relationships	15	1,797	(633)	1,164	1,797	(512)	1,285
Patents and trademarks	17	21,431	(13,997)	7,434	17,942	(13,613)	4,329

Total		$27,122	$(16,769)	$10,353	$23,633	$(16,101)	$7,532

Amortization expense was $0.7 million and $0.3 million for the years ended December 31, 2008 and 2007, respectively. Estimated amortization expense is as follows:

For year ending December 31, 2009	$652
For year ending December 31, 2010	596
For year ending December 31, 2011	540
For year ending December 31, 2012	497
For year ending December 31, 2013	497

5. LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt, line of credit and notes payable consisted of the following at December 31 (in thousands):

	2008	2007
6.54% Senior Notes, Series 2003-A, due April 24, 2013	65,000	65,000
Other notes with interest rates from 5.0% to 10.5%	938	1,097

Subtotal	65,938	66,097
Less – Current maturities and notes payable	938	1,097

Total	$65,000	$65,000

Principal payments required to be made for each of the next five years and thereafter are summarized as follows (in thousands):

Year	Amount
2009	$938
2010	—
2011	—
2012	—
2013	65,000

Total	$65,938

At December 31, 2008 and 2007, the estimated fair value of the Company’s long-term debt was approximately $68 million and $64 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity.

Financing Arrangements

On April 4, 2008, the Company amended its $35.0 million credit facility with Bank of America, N.A., to extend the maturity date of the credit facility to April 30, 2009 and increase the Company’s borrowing rates on Eurodollar loans and letters of credit by 0.25% (now ranging from 1.25% to 2.25%), among other things.

At December 31, 2008, the Company had $15.7 million in letters of credit issued and outstanding under its credit facility with Bank of America, $14.5 million of which was collateral for the benefit of certain of the Company’s insurance carriers and $1.2 million was collateral for work performance. The $35.0 million credit facility allows the Company to borrow under a line of credit and/or through standby letters of credit. There were no outstanding borrowings under the line of credit facility at December 31, 2008, resulting in $19.3 million in available borrowing capacity under the line of credit facility as of that date. At December 31, 2007, the Company had no outstanding borrowings on its credit facility.

In May 2008, the Company entered into financing arrangements for certain annual insurance premiums in the amount of $0.7 million. At December 31, 2008, the Company has repaid $0.6 million. In July 2008, the Company entered into additional financing arrangements for certain annual insurance premiums in the amount of $1.7 million, of which the Company has repaid $0.9 million. At December 31, 2008, $0.9 million remained outstanding for the two financing arrangements. The Company intends to repay these notes in full by the end of the first quarter of 2009.

Debt Covenants

At December 31, 2008, the Company was in compliance with all of its debt covenants as required under the Senior Notes and credit facility. The Company believes it has adequate resources to fund future cash requirements and debt repayments for at least the next twelve months with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets.

Under the terms of the Senior Notes, Series 2003-A, prepayment at the Company’s option would cause a “make-whole” payment of approximately $10.0 million to the holder of the notes.

6. STOCKHOLDERS’ EQUITY

Equity Compensation Plans

The 2006 Employee Equity Incentive Plan (“Employee Plan”) provides for equity-based compensation awards, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. There are 2,000,000 shares of the Company’s common stock registered for issuance under the Employee Plan. The Employee Plan is administered by the compensation committee of the Board of Directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. At December 31, 2008, there were 353,295 options and 308,556 unvested shares of restricted stock and restricted stock units outstanding under the Employee Plan.

The Employee Plan replaces the 2001 Employee Equity Incentive Plan, and contains substantially the same provisions as the former plan. At December 31, 2008, there were 367,202 options and 20,100 unvested shares of restricted stock outstanding under the 2001 Employee Equity Incentive Plan.

The 2006 Non-Employee Director Equity Incentive Plan (“Director Plan”) provides for equity-based compensation awards, including non-qualified stock options and stock units. There are 200,000 shares of the Company’s common stock registered for issuance under the Director Plan. The Board of Directors administers the Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the Director Plan. At December 31, 2008, there were 53,973 deferred stock units outstanding under the Director Plan.

The Director Plan replaces the 2001 Non-Employee Director Equity Incentive Plan, and contains substantially the same provisions as the former plan. At December 31, 2008, there were 37,500 options and 67,300 deferred stock units outstanding under the 2001 Non-Employee Director Equity Incentive Plan.

At December 31, 2008, there were 156,379 options outstanding under the 1992 Employee Stock Option Plan and the 1992 Director Stock Option Plan.

Activity and related expense associated with these plans are described in Note 7.

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

7. EQUITY-BASED COMPENSATION

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

A summary of stock award activity during the year ended December 31, 2008, 2007 and 2006 is as follows:

	For the Years Ended December 31,
	2008		2007		2006
	Stock Awards	Weighted Average Award Date Fair Value	Stock Awards	Weighted Average Award Date Fair Value	Stock Awards	Weighted Average Award Date Fair Value
Outstanding, beginning of period	102,089	$19.31	131,500	$17.73	83,900	$16.64
Awarded	471,679	13.41	68,247	22.96	50,800	19.41
Vested	(37,763)	16.91	(61,022)	18.15	(1,700)	15.72
Forfeited	(60,218)	14.61	(36,636)	22.39	(1,500)	15.50

Outstanding, end of period	475,787	$14.25	102,089	$19.31	131,500	$17.73

Expense associated with stock awards was $1.9 million, $0.9 million and $0.8 million in 2008, 2007 and 2006, respectively. Unrecognized pre-tax expense of $4.5 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.2 years for awards outstanding at December 31, 2008.

Deferred Stock Units

Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded according to this vesting schedule.

The following table summarizes information about deferred stock unit activity during the years ended December 31, 2008, 2007 and 2006:

	For the Years Ended December 31,
	2008		2007		2006
	Deferred Stock Units	Weighted Average Award Date Fair Value	Deferred Stock Units	Weighted Average Award Date Fair Value	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding, beginning of period	155,098	$18.51	93,807	$18.53	78,432	$16.39
Awarded	51,364	15.72	61,291	18.48	24,900	24.20
Shares distributed	(58,953)	19.37	—	—	(9,525)	15.75
Forfeited	(17,491)	13.56	—	—	—	—

Outstanding, end of period	130,018	$18.46	155,098	$18.51	93,807	$18.53

Expense associated with awards of deferred stock units was $1.1 million, $0.6 million and $0.6 million in 2008, 2007 and 2006, respectively.

Stock Options

Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant. Beginning in 2007, the Company changed from using the Black-Scholes option-pricing model to the binomial option-pricing model for valuation purposes to more accurately reflect the features of stock options granted. The fair value of stock options awarded during 2008, 2007 and 2006 was estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option award’s expected term.

	2008		2007		2006
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Volatility	37.3% – 41.9%	40.6%	44.6% – 46.4%	45.1%	41.7% – 45.6%	41.9%
Expected term (years)	4.5 – 5.0	4.9	4.5 – 4.8	4.7	4.5 – 4.8	4.8
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free rate	4.0%	4.0%	4.0% – 4.6%	4.5%	4.3% – 5.0%	4.3%

A summary of stock option activity during the years ended December 31, 2008 and 2007:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	909,987	$21.27	1,298,392	$19.85
Granted	424,021	13.42	417,604	23.77
Exercised	(47,950)	13.98	(231,043)	14.34
Forfeited/Expired	(242,345)	17.84	(574,966)	22.59

Outstanding at December 31	1,032,773	$19.18	909,987	$21.27

Exercisable at December 31	601,572	$22.21	685,428	$21.91

The weighted average remaining contractual term of the outstanding options that were exercisable at December 31, 2008 was 3.1 years.

The weighted average grant-date fair value of options granted was $5.31 and $10.22 during 2008 and 2007, respectively. The Company collected $0.9 million and $4.2 million from stock option exercises that had a total intrinsic value of $0.2 million and $0.7 million in 2008 and 2007, respectively. The aggregate intrinsic value of stock options outstanding was $3.1 million and $0.1 million at December 31, 2008 and 2007, respectively. The aggregate intrinsic value of exercisable stock options was $0.8 million and $0.1 million at December 31, 2008 and 2007, respectively. These intrinsic values are based on the Company’s closing stock price of $19.69 and $14.80 at December 31, 2008 and 2007, respectively. In 2008, the Company recorded tax expense from stock option exercises of $0.02 million and in 2007, the Company recorded a tax benefit of $0.1 million, respectively, in additional paid-in capital on the consolidated balance sheets and cash flows from financing activities on the consolidated statements of cash flows.

In 2008 and 2007, the Company recorded expense of $1.3 million and $2.0 million, respectively, related to stock option awards. Unrecognized pre-tax expense of $0.9 million and $0.6 million related to stock options is expected to be recognized over the weighted average remaining service period of 1.5 years and 1.6 years for awards outstanding at December 31, 2008 and 2007, respectively.

At December 31, 2008, 2,000,000 and 200,000 shares of common stock were reserved for equity-based compensation awards pursuant to the 2006 Employee Equity Incentive Plan and the 2006 Non-Employee Director Equity Incentive Plan, respectively.

8. OTHER INCOME (EXPENSE)

Other income (expense) was comprised of the following for the years ended December 31 (in thousands):

	2008	2007	2006
Gain (loss) on sale of fixed assets	$1,607	$(389)	$3,223
Other	20	1,840	576

Total	$1,627	$1,451	$3,799

9. TAXES ON INCOME (TAX BENEFITS)

Income (loss) from continuing operations before taxes on income (tax benefits) was as follows for the years ended December 31 (in thousands):

	2008	2007	2006
Domestic	$14,369	$(4,424)	$14,017
Foreign	19,503	17,495	23,147

Total	$33,872	$13,071	$37,164

Provisions (benefits) for taxes on income (tax benefit) from continuing operations consisted of the following components for the years ended December 31 (in thousands):

	2008	2007	2006
Current:
Federal	$141	$(1,348)	$2,589
Foreign	6,053	5,538	7,323
State	1,357	(134)	1,006

Subtotal	7,551	4,056	10,918

Deferred:
Federal	2,165	(2,137)	414
Foreign	(612)	(1,845)	364
State	(479)	(223)	130

Subtotal	1,074	(4,205)	908

Total tax provision (benefit)	$8,625	$(149)	$11,826

Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes, equity in income (loss) of joint ventures and minority interests as a result of the following (in thousands):

	2008	2007	2006
Income taxes at U.S. federal statutory tax rate	$11,855	$4,575	$13,006
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	581	(235)	738
Amortization of intangibles	2	(635)	(711)
Fuels tax credit	(285)	(314)	(293)
Stock options	123	307	426
Changes in taxes previously accrued	(577)	(715)	(42)
Foreign tax matters	(2,524)	(2,113)	(1,947)
Valuation allowance on net operating loss carryforwards (NOL)	340	(1,150)	648
Non-deductible meals and entertainment	202	206	187
Recognition of uncertain tax positions	(900)	(18)	—
Other matters	(192)	(57)	(186)

Total tax provision	$8,625	$(149)	$11,826

Effective tax rate	25.5%	(1.1)%	31.8%

Net deferred taxes consisted of the following at December 31 (in thousands):

	2008	2007
Deferred income tax assets:
Foreign tax credit carryforwards	$784	$1,047
Net operating loss carryforwards	6,978	7,044
Accrued expenses	9,632	10,818
Other	2,253	1,849

Total gross deferred income tax assets	19,647	20,758

Less valuation allowance	(2,993)	(3,381)

Net deferred income tax assets	16,654	17,377

Deferred income tax liabilities:
Property, plant and equipment	(4,048)	(4,058)
Other	(8,361)	(7,113)

Total deferred income tax liabilities	(12,409)	(11,171)

Net deferred income tax assets	$4,245	$6,206

The Company’s tax assets and liabilities, netted by taxing location, are in the following captions in the balance sheets (in thousands):

	2008	2007
Current deferred income tax assets, net	$1,056	$1,664
Noncurrent deferred income tax assets (liabilities), net	3,189	4,542

Net deferred income tax assets	$4,245	$6,206

The Company’s deferred tax assets at December 31, 2008 included $7.0 million in federal, state and foreign net operating loss (“NOL”) carryforwards. These NOLs include $3.2 million, which if not used will expire between the years 2009 and 2028, and $3.8 million that have no expiration dates. The Company also has foreign tax credit carryforwards of $0.8 million, which will begin to expire in 2020.

For financial reporting purposes, a valuation allowance of $3.0 million has been recognized, to reduce the deferred tax assets related to certain state and foreign net operating loss carryforwards, for which it is more likely than not that the related tax benefits will not be realized, due to uncertainties as to the timing and amounts of future taxable income. The valuation allowance at December 31, 2007, was $3.4 million relating to the same items described above.

On January 1, 2007, the Company adopted the provisions of FIN No. 48, issued by the FASB. FIN No. 48 prescribes a more-likely-than-not threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure of uncertain tax positions in financial statements.

Upon the adoption of FIN No. 48, the Company increased its liability for unrecognized tax benefits by $2.8 million of which $0.3 million was recorded as a reduction of the beginning balance of retained earnings. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2008	2007
Balance at January 1,	$3,458	$3,506
Additions for tax positions of prior years	—	553
Reductions for tax positions of prior years	(736)	—
Lapse in statute of limitations	(809)	(729)
Settlements	(650)	—
Foreign currency translation	(253)	128

Balance at December 31,	$1,010	$3,458

The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $0.2 million.

The Company recognizes interest and penalties, if any, accrued related to unrecognized tax benefits in income tax expense. During 2008, approximately $0.1 million was accrued for interest.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will change in 2009. The

Company has certain tax return years subject to statutes of limitation that will expire within twelve months. Unless challenged by tax authorities, the expiration of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of approximately $0.1 million.

The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company’s tax years for 2001 through 2008 are subject to examination by the tax authorities. During fourth quarter 2008, the Canada Revenue Agency initiated a review of the Company’s Canadian income tax return’s for the calendar years 2002 through 2005 and a limited review for the calendar year 2007. In addition, two state examinations are currently ongoing. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2004.

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

10. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases a number of its administrative operations facilities under non-cancellable operating leases expiring at various dates through 2030. In addition, the Company leases certain construction, automotive and computer equipment on a multi-year, monthly or daily basis. Rental expense in 2008, 2007 and 2006 was $12.1 million, $16.8 million and $18.5 million, respectively.

At December 31, 2008, the future minimum lease payments required under the non-cancellable operating leases were as follows (in thousands):

Year	Minimum Lease Payments
2009	$7,967
2010	5,260
2011	3,370
2012	2,191
2013	1,547
Thereafter	882

Total	$21,217

Litigation

In December 2003, Environmental Infrastructure Group, L.P. (“EIG”) filed suit in the District Court of Harris County, Texas, against several defendants, including Kinsel Industries, Inc. (“Kinsel”), a wholly-owned subsidiary of the Company, seeking unspecified damages. The suit alleges, among other things, that Kinsel failed to pay EIG monies due under a subcontractor agreement. In February 2004, Kinsel filed an answer, generally denying all claims, and also filed a counter-claim against EIG based upon EIG’s failure to perform work required of it under the subcontract. In June 2004, EIG amended its complaint to add the Company as an additional defendant and included a claim for lost opportunity damages. In December 2004, the Company and Kinsel filed third-party petitions against the City of Pasadena, Texas, on the one hand, and Greystar-EIG, LP, Grey General Partner, LLC and Environmental Infrastructure Management, LLC (collectively, the “Greystar Entities”), on the other hand. EIG also amended its petition to add a fraud claim against Kinsel and the Company and also requested exemplary damages. The original petition filed by EIG against Kinsel seeks damages for funds that EIG claims should have been paid to EIG on a wastewater treatment plant built for the City of Pasadena. Kinsel’s third-party petition against the City of Pasadena seeks approximately $1.6 million in damages. The third-party petition against the Greystar Entities seeks damages based upon fraudulent conveyance, alter ego and single business enterprise (the Greystar Entities are the successors-in-interest to all or substantially all of the assets of EIG, now believed to be defunct). The parties have agreed upon a docket control order setting the matter for trial in June 2009. The Company believes that the factual allegations and legal claims made against it and Kinsel are without merit and intends to vigorously defend them.

On June 3, 2005, the Company filed a lawsuit in the United States District Court in Memphis, Tennessee against Per Aarsleff A/S, a publicly traded Danish company, and certain of its subsidiaries and affiliates. Since approximately 1980, Per Aarsleff and its subsidiaries held licenses for the Insituform® CIPP process in various countries in Northern and Eastern Europe, Taiwan, Russia and South Africa. Per Aarsleff also is a 50% partner in the Company’s German joint venture and a 25% partner in the Company’s manufacturing company in Great Britain. The Company’s lawsuit sought, among other things, monetary damages in an unspecified amount for the breach by Per Aarsleff of its license and implied license agreements with the Company and for royalties owed by Per Aarsleff under the license and implied license agreements. On May 12, 2006, the Company amended its lawsuit in Tennessee to (i) seek damages based upon Per Aarsleff’s continued use of Company-patented technology in Denmark, Sweden and Finland following termination of the license agreements, (ii) seek damages based upon Per Aarsleff’s use of Company trade secrets in connection with the operation of its Danish manufacturing facility and (iii) seek an injunction against Per Aarsleff’s continued operation of its manufacturing facility. Per Aarsleff filed its Answer and Affirmative Defenses to the Company’s Amended Complaint on May 25, 2006. On October 25, 2006, Per Aarsleff filed a two count counterclaim against the Company seeking to recover royalties payments paid to the Company. On December 29, 2006, the Company and Per Aarsleff’s 50%-owned Taiwanese subsidiary (“PIEC”) settled their respective claims against each other in exchange for PIEC paying the Company $375,000, which amount was paid on December 29, 2006. On November 16, 2008, following the first week of an anticipated two-week trial, the Company and Per Aarsleff settled their respective claims against each other in this matter. Under the settlement agreement, the Company dismissed its claims against Per Aarsleff and its subsidiaries (as asserted in this lawsuit) and Per Aarsleff and its subsidiaries dismissed their counterclaims against the Company (as asserted in this lawsuit). In connection with the settlement, Per Aarsleff agreed to pay the Company $8.5 million, which amount the Company received on November 21, 2008.

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

In March 2004, the Company filed a lawsuit in United States District Court in Boston, Massachusetts against its excess insurance carrier for such carrier’s failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage. In March 2005, the Court granted the Company’s partial motion for summary judgment, concluding that the Company’s policy with its excess insurance carrier followed form to the Company’s primary insurance carrier’s policy. On May 25, 2006, the Court entered an order denying a motion for reconsideration previously filed by the excess insurance carrier, thereby reaffirming its earlier opinion. In September 2006, the Company filed a motion for summary judgment as to the issue of whether the primary insurance carrier’s policy provided coverage for the underlying claim and as to the issue of damages. The excess insurance carrier also filed a motion for summary judgment as to the issue of primary coverage. On September 28, 2007, the Court entered an order that granted the Company’s motion for summary judgment as to liability and denied the excess insurance carrier’s motion. The Court found that the excess carrier’s policy followed form to the primary policy and that the claim was covered under both policies. However, the Court found that there were factual questions as to the amount of the Company’s claim. The case was set for a jury trial as to damages on February 4, 2008. The day before trial was to begin, the excess insurance carrier advised the Court that it would stipulate to a damage award equal to the award the Company would ask the jury to award, $6.1 million. On March 31, 2008, the Court entered a final judgment in favor of the Company in the amount of $7.7 million ($6.1 million in actual damages and $1.6 million in prejudgment interest). The excess insurance carrier has appealed the judgment to the United States Court of Appeals for the First Circuit and the Company has filed a cross appeal. Oral arguments before the First Circuit Court of Appeals are scheduled for March 2, 2009.

During the second quarter of 2005, the Company, in consultation with outside legal counsel, determined that the likelihood of recovery from the excess insurance carrier was probable and that the amount of such recovery was reliably estimable. An insurance claims expert retained by the Company’s outside legal counsel reviewed the documentation produced with respect to the claim and, based on this review, provided the Company with an estimate of the costs that had been sufficiently documented and substantiated to date. The excess insurance carrier’s financial viability also was investigated during this period and was determined to have a strong rating of A with the leading insurance industry rating service. Based on these factors, the favorable court decisions in March 2005 and September 2007, the Company believed that recovery from the excess insurance carrier was both probable and reliably estimable and recorded an insurance claim receivable in connection with this matter.

The total claim receivable was $8.0 million at December 31, 2008, and was included in the prepaid and other assets caption on the consolidated balance sheet. The claim receivable is composed of actual remediation costs, pre-judgment interest and post-judgment interest as outlined in the table below:

	Documented Remediation Costs	Interest	Total
	(in thousands)
Claim recorded June 30, 2005	$5,872	$275	$6,147
Adjustment based on subsequent developments(1)	183	—	183
Interest recorded(2)	—	1,642	1,642

Claim receivable balance, December 31, 2008	$6,055	$1,917	$7,972

(1)	During the second quarter of 2006, the claim was adjusted up by $0.5 million, as a result of documented remediation costs. During the second quarter of 2007, the claim was adjusted down by $0.3 million, as a result of subsequent developments in the matter. Interest was adjusted accordingly.
(2)	During 2008, the Company recorded interest income of $0.4 million ($0.1 million in pre-judgment interest and $0.3 million in post-judgment interest). In the third quarter of 2007, no interest was recorded for this claim. During 2007, the Company recorded $0.3 million in pre-judgment interest income. In total, the Company has recorded $1.6 million in pre-judgment interest and $0.3 million in post-judgment interest.

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

CAT Contracting, Inc. Litigation Settlement

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

Retirement Plans

Substantially all of the Company’s U.S. employees are eligible to participate in the Company’s sponsored defined contribution savings plan, which is a qualified plan under the requirements of Section 401(k) of the Internal Revenue Code. Total Company contributions to the domestic plan were $2.0 million, $1.9 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In addition, certain foreign subsidiaries maintain various other defined contribution retirement plans. Company contributions to such plans for the years ended December 31, 2008, 2007 and 2006 were $1.4 million, $1.3 million and $0.9 million, respectively.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at December 31, 2008 on its consolidated balance sheet.

11. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations. The Company’s forward contracts as of December 31, 2008, related only to Canadian Dollar, Euro and Pound Sterling exchange rates. At December 31, 2008, a net deferred gain of $7.2 million related to these hedges was recorded in prepaid expenses and other assets and other comprehensive income on the consolidated balance sheet. All hedges were effective, and therefore, no gain or loss was recorded in earnings.

The following table summarizes the Company’s derivative instrument activity at December 31, 2008:

	Position	Notional Amount	Weighted Average Remaining Maturity in Months	Average Exchange Rate
Canadian Dollar	Sell	$13,500,000	0.4	1.012
Canadian Dollar	Buy	$10,500,000	0.2	1.294
Euro	Sell	€18,500,000	1.8	1.472
Pound Sterling	Buy	£5,000,000	0.2	1.445
Pound Sterling	Sell	£10,000,000	3.2	1.745

In accordance with SFAS No. 157, the Company determined that the instruments summarized above are derived from significant unobservable inputs (“Level 3 inputs”).

The following table presents a reconciliation of the beginning and ending balances of the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs at December 31, 2008 (in thousands):

Derivatives, net
Beginning balance, January 1, 2008	$(55)
Gains included in other comprehensive income	7,216

Ending balance, December 31, 2008	$7,161

12. DISCONTINUED OPERATIONS

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

In the first quarter of 2007, the Company recorded $16.8 million in closure costs related to the tunneling business. The Company recorded a total of $4.8 million (pre-tax) related to closure activities, including expense for $3.6 million (pre-tax) associated with lease terminations and buyouts, $1.1 million (pre-tax) for employee termination benefits and retention incentives and $0.1 million related to debt financing fees paid on March 28, 2007 in connection with certain amendments to the Company’s Senior Notes and credit facility relating to the closure of the tunneling business. The Company also incurred impairment charges for goodwill and other intangible assets of $9.0 million in the first quarter of 2007. In addition, in 2007, the Company recorded charges totaling $3.0 million (pre-tax) for equipment and other assets. Net closure (reversals) charges relating to equipment and other asset transactions of $(0.7) million and $17.9 million were recorded in 2008 and 2007, respectively.

Operating results for discontinued operations are summarized as follows for the years ended December 31 (in thousands):

	2008	2007	2006
Revenues	$6,516	$62,062	$69,296
Gross profit (loss)	(1,614)	3,386	(1,049)
Operating expenses	1,816	2,479	3,803
Closure charges (reversals) of tunneling business	(777)	17,917	—
Operating (loss)	(3,430)	(17,010)	(4,852)
Loss before tax benefits	3,895	15,298	2,394
Tax benefits	1,459	4,975	769
Net (loss)	(2,436)	(10,323)	(1,625)

Balance sheet data for discontinued operations was as follows at December 31 (in thousands):

	2008	2007
Receivables, net	$2,235	$9,001
Retainage	5,917	9,122
Costs and estimated earnings in excess of billings	5,104	9,063
Prepaid expenses and other current assets	448	4,083
Property, plant and equipment, less accumulated depreciation	3,256	6,434
Other assets	2,587	2,957

Total assets	$19,547	$40,660

Accounts payable and accrued expenses	$1,480	$12,062
Billings in excess of costs and estimated earnings	61	2,768
Other liabilities	818	953

Total liabilities	$2,359	$15,783

13. SEGMENT AND GEOGRAPHIC INFORMATION

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

In 2008, the Company was in transition following the appointment of a new Chief Executive Officer in April. The Company has realigned management of certain of its operations and experienced growth in certain previously immaterial operations. As a result of a review and assessment of the Company’s business operations by the Company’s new Chief Executive Officer, and in connection with the Company’s regular review and evaluation of its reportable segments, the Company identified new reportable segments according to the guidance of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company previously had two reportable segments – Rehabilitation and Tite Liner. In connection with the realignment, the Company divided the Rehabilitation segment into four new reportable segments, and renamed the Tite Liner segment as its Energy and Mining segment. Previously reported data has been updated to reflect this change.

The following disaggregated financial results have been prepared using a management approach that is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. The Company evaluates performance based on stand-alone operating income (loss).

Corporate expenses previously allocated to the Company’s discontinued tunneling business have been re-allocated to the remaining five segments, North American Sewer Rehabilitation, European Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation, Water Rehabilitation and Energy and Mining, for all periods presented. Re-allocated expenses were $3.7 million and $4.5 million in 2007 and 2006, respectively. Re-allocated expenses were allocated proportionally based on previously allocated expenses. Since the tunneling business was discontinued prior to 2008, no corporate expenses were allocated to the tunneling business during 2008.

There were no customers that accounted for more than 10% of the Company’s revenues during any year in the three-year period ended December 31, 2008.

Financial information by segment was as follows at December 31 (in thousands):

	2008	2007	2006
Revenues:
North American Sewer Rehabilitation	$340,296	$348,085	$394,453
European Sewer Rehabilitation	112,225	100,658	85,782
Asia-Pacific Sewer Rehabilitation	10,129	973	717
Water Rehabilitation	13,447	4,428	268
Energy and Mining	60,567	41,606	46,199

Total revenues	$536,664	$495,570	$527,419

Operating income (loss):
North American Sewer Rehabilitation	$15,341	$1,133	$23,384
European Sewer Rehabilitation	7,664	5,368	3,504
Asia-Pacific Sewer Rehabilitation	1,639	(507)	717
Water Rehabilitation	(1,658)	(1,584)	(147)
Energy and Mining	10,896	9,120	8,853

Total operating income	$33,882	$13,530	$36,311

Total assets:
North American Sewer Rehabilitation	$311,420	$330,547	$333,950
European Sewer Rehabilitation	75,702	51,925	36,409
Asia-Pacific Sewer Rehabilitation	10,849	952	199
Water Rehabilitation	5,882	2,386	24
Energy and Mining	26,653	20,027	20,810
Corporate	99,253	94,643	105,017
Discontinued operations	19,547	40,660	53,660

Total assets	$549,306	$541,140	$550,069

	2008	2007	2006
Capital expenditures:
North American Sewer Rehabilitation	$7,744	$5,389	$10,166
European Sewer Rehabilitation	1,921	3,287	2,395
Asia-Pacific Sewer Rehabilitation	451	70	—
Water Rehabilitation	1,012	12	3
Energy and Mining	1,451	719	870
Corporate	2,443	5,571	6,279

Total capital expenditures	$15,022	$14,978	$19,713

Depreciation and amortization:
North American Sewer Rehabilitation	$11,695	$11,408	$11,789
European Sewer Rehabilitation	2,350	1,899	2,048
Asia-Pacific Sewer Rehabilitation	—	—	—
Water Rehabilitation	21	1	1
Energy and Mining	735	720	594
Corporate	2,506	2,224	2,188

Total depreciation and amortization	$17,307	$16,252	$16,620

Financial information by geographic area was as follows at December 31 (in thousands):

	2008	2007	2006
Revenues:
United States	$326,381	$329,136	$379,054
Europe	127,192	106,881	90,259
Canada	49,769	46,307	44,101
Other foreign	33,322	13,246	14,005

Total revenues	$536,664	$495,570	$527,419

Operating income (loss):
United States	$263	$(4,443)	$15,180
Europe	18,674	7,614	8,945
Canada	10,030	8,428	9,484
Other foreign	4,915	1,931	2,702

Total operating income	$33,882	$13,530	$36,311

Long-lived assets:
United States	$70,278	$74,352	$68,304
Europe	22,517	21,948	20,163
Canada	1,516	2,419	2,222
Other foreign	1,520	1,181	1,085

Total long-lived assets	$95,831	$99,900	$91,774

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data was as follows for the years ended December 31, 2008 and 2007 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2008:
Revenues	$125,927	$135,585	$137,878	$137,274
Gross profit	26,886	31,130	32,222	39,359
Operating income	3,255	6,216	10,274	14,138
Income from continuing operations	2,030	3,914	7,790	10,342
(Loss) from discontinued operations	(87)	(516)	(1,141)	(692)
Net income	1,943	3,398	6,649	9,650
Basic earnings (loss) per share:
Income from continuing operations	$0.07	$0.14	$0.29	$0.37
Income (loss) from discontinued operations	0.00	(0.02)	(0.04)	(0.03)

Net income	$0.07	$0.12	$0.25	$0.34

Diluted earnings (loss) per share
Income from continuing operations	$0.07	$0.14	$0.28	$0.37
Income (loss) from discontinued operations	0.00	(0.02)	(0.04)	(0.03)

Net income	$0.07	$0.12	$0.24	$0.34

Year ended December 31, 2007:
Revenues	$114,982	$124,969	$125,640	$129,979
Gross profit	20,383	28,050	25,639	25,036
Operating income (loss)	(3,802)	4,028	4,001	9,303
Income (loss) from continuing operations	(3,288)	2,433	4,679	9,042
Income (loss) from discontinued operations	(11,988)	763	(197)	1,099
Net income (loss)	(15,276)	3,196	4,482	10,141
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.12)	$0.09	$0.17	$0.33
Income (loss) from discontinued operations	(0.44)	0.03	(0.01)	0.04

Net income (loss)	$(0.56)	$0.12	$0.16	$0.37

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.12)	$0.09	$0.17	$0.33
Income (loss) from discontinued operations	(0.44)	0.03	(0.01)	0.04

Net income (loss)	$(0.56)	$0.12	$0.16	$0.37

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2008. Management’s report is included in Item 8 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report is included in Item 8 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning this item is included in “Item 4A. Executive Officers of the Registrant” of this report and under the captions “Certain Information Concerning Director Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Corporate Governance Documents,” “Corporate Governance—Board Meetings and Committees—Audit Committee” and “Corporate Governance—Board Meetings and Committees—Audit Committee Financial Expert” in our Proxy Statement for our 2009 Annual Meeting of Shareholders (“2009 Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation.

Information concerning this item is included under the captions “Executive Compensation,” “Compensation in Last Fiscal Year,” “Director Compensation,” “Corporate Governance—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2009 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning this item is included in Item 5 of this report under the caption “Equity Compensation Plan Information” and under the caption “Information Concerning Certain Stockholders” in the 2009 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information concerning this item is included under the caption “Corporate Governance—Independent Directors” in the 2009 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information concerning this item is included under the caption “Independent Auditors’ Fees” in the 2009 Proxy Statement and is incorporated herein by reference.

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

Dated: March 2, 2009	INSITUFORM TECHNOLOGIES, INC.

	By:	/s/ J. Joseph Burgess
J. Joseph Burgess
President and Chief Executive Officer

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint J. Joseph Burgess and David F. Morris as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Joseph Burgess	Principal Executive Officer and Director	March 2, 2009
J. Joseph Burgess

/s/ David A. Martin	Principal Financial Officer and Principal Accounting Officer	March 2, 2009
David A. Martin

/s/ Stephen P. Cortinovis	Director	March 2, 2009
Stephen P. Cortinovis

/s/ Stephanie A. Cuskley	Director	March 2, 2009
Stephanie A. Cuskley

/s/ John P. Dubinsky	Director	March 2, 2009
John P. Dubinksy

/s/ Juanita H. Hinshaw	Director	March 2, 2009
Juanita H. Hinshaw

/s/ Alfred L. Woods	Director	March 2, 2009
Alfred L. Woods

Index to Exhibits (1)(2)

3.1	Restated Certificate of Incorporation of the Company, as amended through April 27, 2005 (incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2007), and Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated By-Laws of the Company, as amended through January 31, 2009 (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed February 2, 2009).

4	Rights Agreement dated as of February 26, 2002 between Insituform Technologies, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A filed March 8, 2002).

10.1	Second Amended and Restated Credit Agreement dated as of February 17, 2006 among the Company and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuing Lender, and certain other lenders (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated and filed February 21, 2006), as amended by First Amendment dated as of March 28, 2007 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed April 3, 2007), as amended by Second Amendment dated as of April 4, 2008 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 10, 2008).

10.2	Note Purchase Agreement dated as of April 24, 2003 among the Company and each of the lenders listed therein (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003), as further amended by First Amendment dated as of March 12, 2004 (incorporated by reference to Exhibit 10.3 to the annual report on Form 10-K for the year ended December 31, 2003), as further amended by Second Amendment and Waiver dated as of March 16, 2005 (incorporated by reference to Exhibit 10.3 to the annual report on Form 10-K for the year ended December 31, 2004), as further amended by Third Amendment dated as of March 28, 2007 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 3, 2007).

10.3	Master Guaranty dated as of February 17, 2006 by those subsidiaries of the Company named therein (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed February 21, 2006).

10.4	Amended and Restated Intercreditor Agreement dated as of April 24, 2003 among Bank of America, N.A. and certain other lenders and the Noteholders (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended March 31, 2003).

10.5	1992 Employee Stock Option Plan of the Company, as amended February 17, 2000 (incorporated by reference to Exhibit 10.11 to the annual report on Form 10-K for the year ended December 31, 1999). (3)

10.6	1992 Director Stock Option Plan of the Company, as amended February 17, 2000 (incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K for the year ended December 31, 1999). (3)

10.7	Amended and Restated 2001 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix C to the definitive proxy statement on Schedule 14A filed on April 16, 2003 in connection with the 2003 annual meeting of stockholders). (3)

10.8	Amended and Restated 2001 Non-Employee Director Equity Incentive Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed on April 16, 2003 in connection with the 2003 annual meeting of stockholders). (3)

10.9	2006 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix C to the definitive proxy statement on Schedule 14A filed on March 10, 2006 in connection with the 2006 annual meeting of stockholders), as amended on April 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 14, 2006). (3)

10.10	2006 Non-Employee Director Equity Incentive Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed on March 10, 2006 in connection with the 2006 annual meeting of stockholders). (3)

10.11	2006 Executive Performance Plan of the Company (incorporated by reference to Appendix D to the definitive proxy statement on Schedule 14A filed on March 10, 2006 in connection with the 2006 annual meeting of stockholders). (3)

10.12	Employee Stock Purchase Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed on March 15, 2007 in connection with the 2007 annual meeting of stockholders). (3)

10.13	Senior Management Voluntary Deferred Compensation Plan of the Company, as amended and restated, filed herewith. (3)

10.14	Form of Directors’ Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2002). (3)

10.15	Executive Separation Agreement and Release dated as of August 13, 2007 between the Company and Thomas S. Rooney, Jr. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed August 17, 2007). (3)

10.16	Management Annual Incentive Plan effective January 1, 2009, filed herewith. (3)

10.17	Employment Letter between the Company and J. Joseph Burgess dated April 14, 2008 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on April 10, 2008). (3)

10.18	Executive Separation Agreement and Release between the Company and Thomas E. Vossman dated September 5, 2008 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed September 8, 2008). (3)

10.19	Independent Consulting Agreement between the Company and Thomas E. Vossman dated September 5, 2008 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed September 8, 2008). (3)

10.20	Asset Purchase Agreement by and between the Company, TBC Acquisition Corp. and The Bayou Companies L.L.C. dated January 31, 2009 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed February 2, 2009).

10.21	Agreement and Plan of Merger by and among the Company, First Down Acquisition Corp. and Corrpro Companies, Inc. dated February 1, 2009 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed February 2, 2009).

10.22	Purchase Agreement, dated February 10, 2009, between the Company and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as representative of the underwriters identified therein (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed February 17, 2009).

21	Subsidiaries of the Company, filed herewith.

23	Consent of PricewaterhouseCoopers LLP, filed herewith.

24	Power of Attorney (set forth on signature page).

31.1	Certification of J. Joseph Burgess pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of J. Joseph Burgess pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)	The Company’s current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 0-10786.
(2)	Pursuant to Reg. Section 229.601, does not include certain instruments with respect to long-term debt of the Company and its consolidated subsidiaries not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all long-term debt instruments not filed herewith.
(3)	Management contract or compensatory plan or arrangement.

*    *    *

Documents listed in this Index to Exhibits will be made available upon written request.