Form 10-Q
period 2009-03-31
INSITUFORM TECHNOLOGIES INC
filed 2009-05-07
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

           Large accelerated filer ☐                                                             Accelerated filer ☑

          Non-accelerated filer ☐                                                                Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 38,833,605 shares of common stock, $.01 par value per share, outstanding at April 30, 2009.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2009	2008

Revenues	$ 128,012	$ 125,927
Cost of revenues	97,339	99,041
Gross profit	30,673	26,886
Acquisition-related costs	8,219	–
Operating expenses	22,375	23,631
Operating income	79	3,255
Other income (expense):
Interest expense	(1,124)	(1,227)
Interest income	349	848
Other	(82)	767
Total other income (expense)	(857)	388
Income (loss) before taxes	(778)	3,643
Taxes on income (benefit)	(411)	1,074
Income (loss) before equity in losses of affiliated companies	(367)	2,569
Equity in losses of affiliated companies, net of tax	(315)	(383)
Income (loss) before discontinued operations	(682)	2,186
Loss from discontinued operations, net of tax	(98)	(87)
Net income (loss)	(780)	2,099
Less: net income attributable to noncontrolling interests	425	156
Net income (loss) attributable to common stockholders	$ (1,205)	$ 1,943

Earnings (loss) per share attributable to common stockholders:
Basic:
Income (loss) from continuing operations	$ (0.04)	$ 0.07
Loss from discontinued operations	(0.00)	(0.00)
Net income (loss)	$ (0.04)	$ 0.07
Diluted:
Income (loss) from continuing operations	$ (0.04)	$ 0.07
Loss from discontinued operations	(0.00)	(0.00)
Net income (loss)	$ (0.04)	$ 0.07

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	March 31, 2009	December 31, 2008

Assets
Current assets
Cash and cash equivalents	$ 77,471	$ 99,321
Restricted cash	1,378	1,829
Receivables, net	127,353	97,257
Retainage	20,141	21,380
Costs and estimated earnings in excess of billings	57,522	37,224
Inventories	30,431	16,320
Prepaid expenses and other assets	34,992	37,637
Current assets of discontinued operations	11,784	13,704
Total current assets	361,072	324,672
Property, plant and equipment, less accumulated depreciation	131,506	71,423
Other assets
Goodwill	179,083	122,961
Identified intangible assets, less accumulated amortization	75,485	10,353
Investments in affiliated companies	32,432	6,769
Other assets	16,237	7,285
Total other assets	303,237	147,368
Non-current assets of discontinued operations	5,026	5,843

Total Assets	$ 800,841	$ 549,306

Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$ 130,030	$ 97,593
Billings in excess of costs and estimated earnings	9,529	9,596
Current maturities of long-term debt and line of credit	17,500	–
Notes payable	1,941	938
Current liabilities of discontinued operations	1,329	1,541
Total current liabilities	160,329	109,668
Long-term debt, less current maturities	105,000	65,000
Other liabilities	33,336	2,831
Non-current liabilities of discontinued operations	887	818
Total liabilities	299,552	178,317

Stockholders’ equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	–	–
Common stock, $.01 par – shares authorized 60,000,000; shares issued and outstanding 38,830,853 and 27,977,785, respectively	388	280
Additional paid-in capital	239,332	109,235
Retained earnings	259,411	260,616
Accumulated other comprehensive loss	(1,246)	(2,154)
Total stockholders’ equity before noncontrolling interests	497,885	367,977
Noncontrolling interests	3,404	3,012
Total equity	501,289	370,989

Total Liabilities and Equity	$ 800,841	$ 549,306

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
 (In thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non controlling Interests	Total Equity	Comprehensive Income (Loss)
	Shares	Amount
BALANCE, December 31, 2007	27,470,623	$ 275	$ 104,332	$ 238,976	$ 8,958	$ 2,717	$ 355,258

Net income	–	–	–	1,943	–	156	2,099	$ 2,099
Distribution of shares pursuant to Deferred Stock Unit awards	17,382	–	–	–	–	–	–
Restricted stock units issued	286,677	3	–	–	–	–	3	–
Amortization and forfeitures of restricted stock shares and units	(24,005)	–	(13)	–	–	–	(13)	–
Equity based compensation expense	–	–	901	–	–	–	901	–
Foreign currency translation adjustment	–	–	–	–	1,659	22	1,681	1,681
Total comprehensive income								$ 3,780
BALANCE, March 31, 2008	27,750,677	$ 278	$ 105,220	$ 240,919	$ 10,617	$ 2,895	$ 359,929

BALANCE, December 31, 2008	27,977,785	$ 280	$ 109,235	$ 260,616	$ (2,154)	$ 3,012	$ 370,989
Net income (loss)	–	–	–	(1,205)	–	425	(780)	$ (780)
Issuance of common stock	10,499,766	105	130,226	–	–	–	130,331	–
Restricted stock units issued	383,615	4	–	–	–	–	4	–
Amortization and forfeitures of restricted stock shares and units	(30,313)	(1)	–	–	–	–	(1)	–
Stock offering costs	–	–	(997)	–	–	–	(997)	–
Equity based compensation expense	–	–	868	–	–	–	868	–
Foreign currency translation adjustment	–	–	–	–	908	(33)	875	875
Total comprehensive income (loss)								$ 95
BALANCE, March 31, 2009	38,830,853	$ 388	$ 239,332	$ 259,411	$ (1,246)	$ 3,404	$ 501,289

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$ (1,205)	$ 1,943
Loss from discontinued operations	(98)	(87)
Income (loss) from continuing operations	(1,107)	2,030
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	4,940	3,968
Gain on sale of fixed assets	(101)	(1,118)
Equity-based compensation expense	868	901
Deferred income taxes	(903)	(2,021)
Other	(4,215)	(1,784)
Changes in operating assets and liabilities:
Restricted cash	439	(294)
Receivables net, retainage and costs and estimated earnings in excess of billings	(5,643)	2,228
Inventories	935	1
Prepaid expenses and other assets	1,176	(1,496)
Accounts payable and accrued expenses	(152)	4,281
Net cash (used in) provided by operating activities of continuing operations	(3,763)	6,696
Net cash provided by operating activities of discontinued operations	1,571	1,487
Net cash (used in) provided by operating activities	(2,192)	8,183

Cash flows from investing activities:
Capital expenditures	(2,656)	(3,151)
Proceeds from sale of fixed assets	241	644
Proceeds from net foreign investment hedges	7,873	–
Purchase of Bayou and Corrpro, net of cash acquired	(209,714)	–
Net cash used in investing activities of continuing operations	(204,256)	(2,507)
Net cash provided by (used in) investing activities of discontinued operations	750	(5)
Net cash used in investing activities	(203,506)	(2,512)

Cash flows from financing activities:
Proceeds from issuance of common stock	127,837	–
Proceeds from notes payable	441	–
Principal payments on notes payable	(938)	(732)
Net proceeds from line of credit	7,500	–
Proceeds from long-term debt	50,000	–
Net cash provided by (used in) financing activities	184,840	(732)
Effect of exchange rate changes on cash	(992)	4,883
Net increase (decrease) in cash and cash equivalents for the period	(21,850)	9,822
Cash and cash equivalents, beginning of period	99,321	78,961
Cash and cash equivalents, end of period	$ 77,471	$ 88,783

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

The accompanying unaudited consolidated financial statements of Insituform Technologies, Inc. and its subsidiaries (collectively, “Insituform” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2009 and the results of operations, statement of equity and cash flows for the three months ended March 31, 2009 and 2008. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

Acquisitions

The Company recently acquired two companies that expand the range of products and services the Company offers in the Energy and Mining sector.

On February 20, 2009, the Company acquired the business of The Bayou Companies, L.L.C. and its related entities (“Bayou”) and the noncontrolling interests of certain subsidiaries of Bayou pursuant to certain agreements dated January 31, 2009. Bayou provides cost-effective solutions to energy and infrastructure companies primarily in the Gulf of Mexico and North America. Bayou’s products and services include internal and external pipeline coating, lining, weighting and insulation. Bayou also provides specialty fabrication services for offshore deepwater installations, including project management and logistics. The purchase price for Bayou consisted of $127.9 million in cash. The Company may be required to pay up to an additional $7.5 million plus 50% of Bayou’s excess earnings if the Bayou business achieves certain financial performance targets over a three-year period (“earnout”). The aggregate purchase price for the noncontrolling interests was $8.5 million and consisted $4.5 million in cash, a promissory note and shares of our common stock. The Company used proceeds from its recently completed equity offering to fund the cash purchase price for Bayou and a portion of the purchase for the noncontrolling interests.

On March 31, 2009, the Company acquired Corrpro Companies, Inc. (“Corrpro”) pursuant to an agreement dated February 1, 2009. Corrpro is a premier provider of corrosion protection and pipeline maintenance services in North America. Corrpro also has operations in the United Kingdom. Corrpro’s comprehensive line of fully-integrated corrosion protection products and services includes: (i) engineering; (ii) product and material sales; (iii) construction and installation; (iv) inspection, monitoring and maintenance; and (v) coatings. The purchase price for Corrpro consisted of cash consideration paid to the Corrpro shareholders of $65.2 million. In addition, the Company repaid $26.3 million of indebtedness of Corrpro. The total acquisition cost for Corrpro was approximately $91.5 million. The Company paid the purchase price for Corrpro with borrowings under its new credit facility.

The Company has completed its initial accounting for these acquisitions in accordance with the guidance included in Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS No. 141(R)”). The Company has recorded finite-lived intangible assets at their determined fair value related to non-compete agreements, customer relationships, licenses, backlog, favorable lease terms, tradenames and trademarks. The acquisitions resulted in goodwill related to, among other things, growth opportunities and unidentified intangible assets. Approximately $11.0 million of goodwill is expected to be deductible for tax purposes. Additionally, the Company recorded the fair value of the earnout at $5.0 million as part of the acquisition accounting.

The Company has not completed its final purchase price accounting of the acquisitions due to the timing of the acquisitions. As the Company completes its final accounting for these acquisitions, there may be changes, some of which may be material, to this initial accounting.

The Company has performed an evaluation of the guidance included in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Based on that evaluation, the Company has included Bayou as part of its Energy and Mining reportable segment and will include Corrrpro in its Energy and Mining segment in future reports. See Note 10 for additional information regarding the Company’s segments.

In accordance with FAS 141(R), the Company expensed all costs related to the acquisitions in the first quarter of 2009. The total costs related to the acquisitions were $8.2 million, which consisted of transaction costs of $7.3 million and severance costs for certain Corrpro employees of $0.9 million. In addition, the Company incurred $1.0 million in costs directly related to its stock offering. These costs were recorded as a reduction to additional paid-in capital on the consolidated balance sheet.

Bayou contributed revenues and earnings to the Company for the period from February 20, 2009 through March 31, 2009 of $9.7 million and $0.2 million, respectively. Corrpro did not contribute any revenue or earnings for the first quarter of 2009, as the acquisition occurred on March 31, 2009. The following unaudited pro forma summary presents combined information of the Company as if these business combinations had occurred on January 1, 2008 (in thousands):

	Combined Financial
	Three Months Ended March 31,
	2009	2008

Revenue	$ 179,205	$ 196,111
Net income (loss)(1) (2)	(19,018)	5,767
             _________

(1)	Includes amortization of identified intangibles and depreciation of the excess of fair value of acquired fixed assets over their pre-acquired recorded value from purchase price allocation.
(2)
Includes non-recurring items related to $11.3 million of after-tax acquisition-related costs incurred by Insituform, Bayou and Corrpro and $8.2 million of after-tax expenses related to the mark-to-market of Corrpro warrants prior to the acquisition, early termination fees and the write-off of deferred financing fees related to previously outstanding Corrpro debt.

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2008, together with the consequential tax effects.

The following table summarizes the consideration transferred to acquire Bayou and Corrpro at the acquisition date (in thousands):

	Bayou	Corrpro
Cash and repayment of debt	$ 132,419	$ 91,549
Issuance of Insituform shares to Bayou’s noncontrolling interest shareholders	2,500	–
Six-month note payable to noncontrolling interest shareholders	1,500	–
Estimated holdpack payments to Bayou shareholders	5,000	–
Total consideration transferred	$ 141,419	$ 91,549

The following table summarizes the amounts of identified assets acquired and liabilities assumed at their acquisition date fair value, as well as the fair value of the noncontrolling interests in Bayou at the acquisition date (in thousands):

	Bayou	Corrpro
Cash	$ 68	$ 14,186
Receivables and cost and estimated earnings in excess of billings	13,748	31,693
Inventory	3,394	11,843
Prepaid expenses and other current assets	3,191	2,611
Property, plant and equipment	50,877	10,507
Customer relationships	24,060	27,100
Trademarks	5,320	4,900
Other identifiable intangible assets	2,241	1,350
Investments	33,100	–
Other assets	1,090	1,421
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(8,003)	(26,047)
Other long-term liabilities	(14,277)	(17,525)
Total identifiable net assets	$ 114,809	$ 62,039

Total consideration transferred	$ 141,419	$ 91,549
Less: total identifiable net assets	114,809	62,039
Goodwill	$ 26,610	$ 29,510

In accordance with SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), the Company determined that the non-financial assets and liabilities summarized above are derived from significant unobservable inputs (“Level 3 inputs”).

In connection with its acquisition of Corrpro, the Company assumed an obligation associated with a contributory defined benefit pension plan sponsored by a subsidiary of Corrpro. Employees of this Corrpro subsidiary no longer accrue benefits under the plan, however, Corrpro continues to be obligated to fund prior period benefits. Corrpro funds the plan in accordance with recommendations from independent actuaries. The benefit obligation and plan assets at March 31, 2009, approximated $5.1 million and $4.9 million, respectively. Accordingly, the Company has recorded the unfunded status of this plan of approximately $0.2 million as part of its purchase accounting for the acquisition of Corrpro, which is subject to adjustment based on the results of a final actuarial analysis. Plan assets consist of investments in equity and debt securities as well as cash. The Company expects both the pension expense and funding requirements for the year ended December 31, 2009, to be immaterial to the Company’s consolidated financial position and results of operations.

2.        ACCOUNTING POLICIES

    Newly Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands required disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is a market-based measurement that should be based on the assumptions that market participants would use in pricing an asset or liability. See Note 8 for additional information on our adoption of SFAS No. 157. The Company adopted SFAS No. 157 as of January 1, 2008 for financial assets and liabilities and as of January 1, 2009 for non-financial assets and liabilities, except those already reported at fair value on a recurring basis. The impact of the adoption of SFAS No. 157 for financial assets and liabilities at January 1, 2008 was not material. The impact of the adoption of SFAS No. 157 for non-financial assets and liabilities at January 1, 2009 is shown in Note 1 to the consolidated financials.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaced SFAS No. 141, Business Combinations. SFAS No. 141(R) applies to all transactions in which an entity obtains control of one or more businesses and combinations without the transfer of consideration. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed in the transaction at fair value; it requires certain contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; and it requires expensing of acquisition-related costs as incurred, among other provisions. SFAS No. 141(R) was effective as of January 1, 2009. It applies prospectively to business combinations completed on or after that date. Refer to Note 1 for further information regarding the application of SFAS No. 141(R) on our recent acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontroling Interests in Consolidated Financial Statements (“SFAS No. 160”), which establishes accounting and reporting standards for minority interests, which are recharacterized as noncontrolling interests. Under the provisions of SFAS No. 160, noncontrolling interests are classified as a component of equity separate from the parent’s equity; purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions; net income attributable to the noncontrolling interest are included in consolidated net income in the statement of operations; and upon a loss of control, the interest sold, as well as any interest retained, is recorded at fair value, with any gain or loss recognized in earnings. SFAS No. 160 was effective for us as of the beginning of our 2009 fiscal year. It applies prospectively, except for the presentation and disclosure requirements, for which it applies retroactively.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161). This Statement changes the disclosure requirements for derivative instruments and hedging activities to include enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 was effective for the Company as of January 1, 2009.

    Variable Interest Entities

The Company evaluates all transactions and relationships with variable interest entities (“VIE”) to determine whether the Company is the primary beneficiary of the entities in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 (“FIN 46R”). As of March 31, 2009, the Company consolidated certain VIEs based on this evaluation. Also, as of March 31, 2009, the Company had significant interests in several VIEs primarily through its joint venture arrangements for which it did not have controlling financial interests and, accordingly, was not the primary beneficiary.  There were no changes in the status of the Company’s VIE or primary beneficiary designations that occurred during the first quarter of 2009.

The Company develops joint bids on certain contracts with its joint venture partners.  The success of the joint venture depends largely on the satisfactory performance of the Company’s joint venture partner of its obligations under the contract.  The Company may be required to complete its joint venture partner’s portion of the contract if the joint venture partner is unable to complete its portion and a bond is not available.  In such case, the additional obligations could result in reduced profits or, in some cases, significant losses for the Company’s joint ventures. The Company currently assesses the impact of these joint ventures on its consolidated financial position, financial performance and cash flows to be immaterial.

3.        SHARE INFORMATION

    Earnings (loss) per share have been calculated using the following share information:

	Three Months Ended
	March 31,
	2009	2008
Weighted average number of common shares used for basic EPS	32,987,397	27,470,623
Effect of dilutive stock options and restricted stock	–	463,346
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	32,987,397	27,933,969

For the quarter ended March 31, 2009, the Company excluded the effect of 1,160,111 stock options, restricted stock awards with outstanding performance restrictions and deferred stock units from the calculation of loss per share, as the effect would have been anti-dilutive. Of this amount, 492,535 stock options otherwise would have been excluded because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

The Company excluded 708,384 stock options for the three months ended March 31, 2008 from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

4.        ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets include license agreements, contract backlog, favorable lease terms, trademarks and tradenames, non-compete agreements, customer relationships and patents. Intangible assets at March 31, 2009 and December 31, 2008 were as follows (in thousands):

		As of March 31, 2009			As of December 31, 2008
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

License agreements	11	$ 3,894	$ (2,180)	$ 1,714	$ 3,894	$ (2,139)	$ 1,755
Contract backlog	1	1,290	(78)	1,212	–	–	–
Leases	22	1,271	(6)	1,265	–	–	–
Trademarks and tradenames	22	10,220	(29)	10,191	–	–	–
Non-compete agreements	3	1,030	(8)	1,022	–	–	–
Customer relationships	16	52,957	(837)	52,120	1,797	(633)	1,164
Patents	17	22,063	(14,102)	7,961	21,431	(13,997)	7,434
Total		$ 92,725	$ (17,240)	$ 75,485	$ 27,122	$ (16,769)	$ 10,353

Amortization expense was $0.5 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively. Estimated amortization expense is as follows (in thousands):

Estimated amortization expense:
For nine months ending December 31, 2009	$ 4,349
For year ending December 31, 2010	5,159
For year ending December 31, 2011	4,982
For year ending December 31, 2012	4,545
For year ending December 31, 2013	4,533

5.        LONG-TERM DEBT AND CREDIT FACILITY

Financing Arrangements

On March 31, 2009, the Company entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent (the “New Facility”), Fifth Third Bank, U.S. Bank, National Association, Compass Bank, JPMorgan Chase Bank, N.A., Associated Bank, N.A. and Capital One, N.A. The New Facility is unsecured and consists of a $50.0 million term loan and a $65.0 million revolving line of credit, each with a maturity date of March 31, 2012. Under the New Facility, the Company has the ability to increase the amount of the borrowing commitment under the New Facility by up to $25.0 million in the aggregate upon the consent of the lenders.

At the Company’s election, borrowings under the New Facility will bear interest at either (i) a fluctuating rate of interest equal on any day to the higher of Bank of America, N.A.’s announced prime rate, the Federal Funds Rate plus 0.50% or one-month LIBOR plus 1.0%, plus in each case a margin ranging from 1.75% to 3.00%, or (ii) rates of interest fixed for one, two, three or six months at the British Bankers Association LIBOR Rate for such period plus a margin ranging from 2.75% to 4.00%. The applicable margins are determined quarterly based upon the Company’s consolidated leverage ratio. The current rate at March 31, 2009 was 5.75%.

The New Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. The New Facility also provides for events of default, including in the event of non-payment or certain defaults under other outstanding indebtedness of the Company. The Company was in compliance with these covenants at March 31, 2009.

This New Facility replaced the Company’s credit facility that was due to expire on April 30, 2009. Letters of credit that were outstanding as of March 31, 2009 under the expiring facility were converted to letter of credit borrowings under the New Facility. As of March 31, 2009, the Company had $18.2 million in letters of credit issued and outstanding, $14.5 million of which was collateral for the benefit of certain of the Company’s insurance carriers and $3.7 million was collateral for work performance.

In connection with its acquisition of Corrpro Companies, Inc. on March 31, 2009, the Company borrowed the entire amount of the term loan of $50.0 million and approximately $7.5 million under the revolving line of credit. See Note 1 to the consolidated financial statements contained in this report for more information.

The Company’s total indebtedness as of March 31, 2009 consisted of the Company’s $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013, a $50.0 million term loan and $7.5 million borrowed against the Company's revolving line of credit under the New Facility, $1.5 million of notes related to the purchase of Bayou noncontrolling interests and $0.4 million of other notes related to the financing of certain insurance premiums. The Company’s total indebtedness at December 31, 2008 consisted of the Company’s $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013, and $0.9 million of other notes related to the financing of certain insurance premiums.

Debt Covenants

At March 31, 2009, the Company was in compliance with all of its debt covenants as required under the Senior Notes and New Facility. The Company believes it has adequate resources to fund future cash requirements and debt repayments for at least the next twelve months with cash generated from operations, existing cash balances, additional short- and long-term borrowings and the sale of assets.

6.        EQUITY-BASED COMPENSATION

At March 31, 2009, the Company had two active equity-based compensation plans under which equity-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. There are 2.2 million shares authorized for issuance under these plans. At March 31, 2009, approximately 0.8 million shares remained available for future issuance under these plans.

Stock Awards

Stock awards, which include shares of restricted stock and restricted stock units, of the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock award compensation is recorded based on the award date fair value and charged to expense ratably through the restriction period. Forfeitures of unvested stock awards cause the reversal of all previous expense recorded as a reduction of current period expense.

A summary of stock award activity during the three months ended March 31, 2009 follows:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2009	475,787	$ 14.25
Awarded	383,615	12.84
Shares distributed	(21,608)	19.84
Forfeited	(9,743)	14.44
Outstanding at March 31, 2009	828,051	$ 13.45

Expense associated with stock awards was $0.6 million and $0.4 million in the first three months of 2009 and 2008, respectively. Unrecognized pre-tax expense of $8.8 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.7 years for awards outstanding at March 31, 2009.

Deferred Stock Unit Awards

Deferred stock units are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the award recipient at a future date and generally are fully vested on the date of award. The expense related to the issuance of deferred stock units is recorded according to vesting.

A summary of deferred stock unit activity during the three months ended March 31, 2009 follows:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2009	130,018	$ 18.46
Awarded	–	–
Shares distributed	–	–
Forfeited	–	–
Outstanding at March 31, 2009	130,018	$ 18.46

There was no expense associated with deferred stock unit awards during the first quarter of 2009 or 2008.

Stock Options

Stock options on the Company’s common stock are granted from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven years and an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of stock option activity during the three months ended March 31, 2009 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	1,032,773	$ 19.18
Granted	322,036	12.84
Exercised	(750)	14.65
Canceled/Expired	(14,740)	20.13
Outstanding at March 31, 2009	1,339,319	17.65
Exercisable at March 31, 2009	723,783	21.10

The weighted average grant-date fair value of options granted during the three months ended March 31, 2009 was $5.90.  In the first three months of 2009, the Company collected $0.01 million from stock option exercises that had a total intrinsic value of $0.01 million. In the first three months of 2008, the Company did not have any stock option exercises. In the three months ended March 31, 2009 and 2008, the Company recorded expense of $0.3 million and $0.3 million, respectively, related to stock option grants. The intrinsic value of in-the-money stock options outstanding was $1.8 million and $0.3 million at March 31, 2009 and 2008, respectively. The aggregate intrinsic value of exercisable stock options was $0.3 million and $0.04 million at March 31, 2009 and 2008, respectively. The intrinsic value calculation is based on the Company’s closing stock price of $15.64 on March 31, 2009. Unrecognized pre-tax expense of $2.3 million related to stock option grants is expected to be recognized over the weighted average remaining contractual term of 2.5 years for awards outstanding at March 31, 2009.

 The Company uses a lattice-based option pricing model. The fair value of stock options granted during the three-month periods ended March 31, 2009 and 2008 was estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

	For the Three Months Ended March 31,
	2009		2008
	Range	Weighted Average	Range	Weighted Average
Volatility	50.1%	50.1%	37.3% – 41.9%	37.9%
Expected term (years)	7.0	7.0	5.0	5.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free rate	2.5%	2.5%	4.0%	4.0%

7.        COMMITMENTS AND CONTINGENCIES

Litigation

In December 2003, Environmental Infrastructure Group, L.P. (“EIG”) filed suit in the District Court of Harris County, Texas, against several defendants, including Kinsel Industries, Inc. (“Kinsel”), a wholly-owned subsidiary of the Company, seeking unspecified damages. The suit alleges, among other things, that Kinsel failed to pay EIG monies due under a subcontractor agreement. In February 2004, Kinsel filed an answer, generally denying all claims, and also filed a counter-claim against EIG based upon EIG’s failure to perform work required of it under the subcontract. In June 2004, EIG amended its complaint to add the Company as an additional defendant and included a claim for lost opportunity damages. In December 2004, the Company and Kinsel filed third-party petitions against the City of Pasadena, Texas, on the one hand, and Greystar-EIG, LP, Grey General Partner, LLC and Environmental Infrastructure Management, LLC (collectively, the “Greystar Entities”), on the other hand. EIG also amended its petition to add a fraud claim against Kinsel and the Company and also requested exemplary damages. The original petition filed by EIG against Kinsel seeks damages for funds that EIG claims should have been paid to EIG on a wastewater treatment plant built for the City of Pasadena. Kinsel’s third-party petition against the City of Pasadena seeks approximately $1.6 million in damages. The third-party petition against the Greystar Entities seeks damages based upon fraudulent conveyance, alter ego and single business enterprise (the Greystar Entities are the successors-in-interest to all or substantially all of the assets of EIG, now believed to be defunct). On February 16, 2009, the Court heard the City of Pasadena’s renewed plea to the jurisdiction and motion for summary judgment. On March 12, 2009, the Court denied the City’s motion for summary judgment and found that Kinsel’s claims are statutorily recoverable because they fall within the statutory sovereign immunity waiver exceptions. The City has appealed and requested that the case be stayed. The Court has taken the City’s abatement under advisement and is expected to rule by the end of April. Trial is presently set for June 2009, but will not go forward pending the appeal. The Company believes that the factual allegations and legal claims made against it and Kinsel are without merit and intends to vigorously defend them.

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

In March 2004, the Company filed a lawsuit in United States District Court in Boston, Massachusetts against its excess insurance carrier for such carrier’s failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage. In March 2005, the Court granted the Company’s partial motion for summary judgment, concluding that the Company’s policy with its excess insurance carrier followed form to the Company’s primary insurance carrier’s policy. On May 25, 2006, the Court entered an order denying a motion for reconsideration previously filed by the excess insurance carrier, thereby reaffirming its earlier opinion. In September 2006, the Company filed a motion for summary judgment as to the issue of whether the primary insurance carrier’s policy provided coverage for the underlying claim and as to the issue of damages. The excess insurance carrier also filed a motion for summary judgment as to the issue of primary coverage. On September 28, 2007, the Court entered an order that granted the Company’s motion for summary judgment as to liability and denied the excess insurance carrier’s motion. The Court found that the excess carrier’s policy followed form to the primary policy and that the claim was covered under both policies. However, the Court found that there were factual questions as to the amount of the Company’s claim. The case was set for a jury trial as to damages on February 4, 2008. The day before trial was to begin, the excess insurance carrier advised the Court that it would stipulate to a damage award equal to the award the Company would ask the jury to award, $6.1 million. On March 31, 2008, the Court entered a final judgment in favor of the Company in the amount of $7.7 million ($6.1 million in actual damages and $1.6 million in prejudgment interest). The excess insurance carrier appealed the judgment to the United States Court of Appeals for the First Circuit and the Company filed a cross appeal. Oral arguments before the First Circuit Court of Appeals were held on March 2, 2009.

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

The total claim receivable was $8.1 million at March 31, 2009, and was included in the prepaid and other assets caption on the consolidated balance sheet. The claim receivable is composed of actual remediation costs, pre-judgment interest and post-judgment interest as outlined in the table below:

	Documented Remediation Costs	Interest	Total
	(in thousands)
Claim recorded June 30, 2005	$ 5,872	$ 275	$ 6,147
Adjustment based on subsequent developments(1)	183	–	183
Interest recorded(2)	–	1,738	1,738
Claim receivable balance, March 31, 2009	$ 6,055	$ 2,013	$ 8,068
    ___________________

(1)
During the second quarter of 2006, the claim was adjusted up by $0.5 million, as a result of documented remediation costs. During the second quarter of 2007, the claim was adjusted down by $0.3 million, as a result of subsequent developments in the matter. Interest was adjusted accordingly.

(2)
During the first quarter of 2009, the Company recorded interest income of $0.1 million for post-judgment interest. In the first quarter of 2008, the Company recorded $0.1 million in pre-judgment interest. In total, the Company has recorded $1.6 million in pre-judgment interest and $0.4 million in post-judgment interest.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at March 31, 2009 on its consolidated balance sheet.

8.        DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations. The Company’s currency forward contracts as of March 31, 2009 relate only to Euro and Pound Sterling exchange rates. At March 31, 2009, a net deferred gain of $0.2 million related to these hedges was recorded in other current assets and other comprehensive income on the consolidated balance sheet. All hedges were effective, and therefore, no gain or loss was recorded in the consolidated statements of operations.

The following table summarizes the Company’s derivative instrument positions at March 31, 2009:

			Weighted
			Average
			Remaining	Average
		Notional	Maturity	Exchange
	Position	Amount	in Months	Rate
Euro	Sell	€5,000,000	3.2	1.28
Pound Sterling	Sell	£5,000,000	3.2	1.53

The following table summarizes the Company’s derivative instrument positions at December 31, 2008:

			Weighted
			Average
			Remaining	Average
		Notional	Maturity	Exchange
	Position	Amount	in Months	Rate
Canadian Dollar	Sell	$13,500,000	0.4	1.012
Canadian Dollar	Buy	$10,500,000	0.2	1.294
Euro	Sell	€18,500,000	1.8	1.472
Pound Sterling	Buy	£5,000,000	0.2	1.445
Pound Sterling	Sell	£10,000,000	3.2	1.745

In accordance with SFAS No. 157, the Company determined that the instruments summarized above are derived from significant unobservable inputs, referred to as Level 3 inputs. The following table presents a reconciliation of the beginning and ending balances of the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs at March 31, 2009, which consists only of the items summarized above (in thousands):

	Three Months Ended March 31,
	2009	2008
Beginning balance, January 1	$ 7,161	$ (55)
Expiration of prior hedges included in cumulative translation adjustment	(7,873)	–
Gain included in other comprehensive income	941	164
Ending balance, March 31	$ 229	$ 109

The provisions of SFAS No. 157, were adopted for non-financial assets and liabilities on January 1, 2009. See Note 1 to the consolidated financial statements contained in this report for more information about the adoption of this standard.

9.        DISCONTINUED OPERATIONS

The Company has classified the results of operations of its tunneling business as discontinued operations for all periods presented. Substantially all existing tunneling business activity had been completed in early 2008.

Operating results for discontinued operations are summarized as follows for the three months ended March 31 (in thousands):

	2009	2008

Revenues	$ –	$ 5,608
Gross profit (loss)	47	(34)
Operating expenses	197	36
Operating loss	(150)	(70)
Loss before tax benefits	(150)	(132)
Tax benefits	(52)	(45)
Net loss	(98)	(87)

Balance sheet data for discontinued operations was as follows at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008

Receivables, net	$ 642	$ 2,235
Retainage	5,373	5,917
Claims and costs and estimated earnings in excess of billings	5,104	5,104
Prepaid expenses and other current assets	665	448
Property, plant and equipment, less accumulated depreciation	2,506	3,256
Other assets	2,520	2,587
Total assets	$ 16,810	$ 19,547

Current liabilities	$ 1,329	$ 1,541
Other liabilities	887	818
Total liabilities	$ 2,216	$ 2,359

10.      SEGMENT REPORTING

The Company operates in three distinct markets: sewer rehabilitation, water rehabilitation and energy and mining services. Management organizes the enterprise around differences in products and services, as well as by geographic areas. Within the sewer rehabilitation market, the Company operates in three distinct geographies: North America, Europe and internationally outside of North America and Europe. As such, the Company is organized into five reportable segments: North American Sewer Rehabilitation, European Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation, Water Rehabilitation and Energy and Mining. Each segment is regularly reviewed and evaluated separately.

The following disaggregated financial results have been prepared using a management approach that is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. The Company evaluates performance based on stand-alone operating income (loss).

Financial information by segment was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Revenues:
North American Sewer Rehabilitation	$ 80,504	$ 81,053
European Sewer Rehabilitation	18,207	25,610
Asia-Pacific Sewer Rehabilitation	5,746	1,539
Water Rehabilitation	1,958	1,873
Energy and Mining	21,597	15,852
Total revenues	$ 128,012	$ 125,927

Gross profit (loss):
North American Sewer Rehabilitation	$ 18,450	$ 16,390
European Sewer Rehabilitation	4,498	4,720
Asia-Pacific Sewer Rehabilitation	2,054	481
Water Rehabilitation	(175)	61
Energy and Mining	5,846	5,234
Total gross profit	$ 30,673	$ 26,886

Operating income (loss):
North American Sewer Rehabilitation	$ 5,821	$ 1,241
European Sewer Rehabilitation	(143)	(935)
Asia-Pacific Sewer Rehabilitation	1,262	165
Water Rehabilitation	(1,230)	(601)
Energy and Mining(1) (2)	(5,631)	3,385
Total operating income	$ 79	$ 3,255
  ____________

(1)	$8.2 million of acquisition and severance costs were included in the operating loss of the Energy and Mining segment for the three months ended March 31, 2009.
(2)	Bayou contributed $0.3 million of operating income to this segment in the first quarter of 2009 during the 39-day period following its acquisition by the Company on February 20, 2009.

The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands):

	Three Months Ended March 31,
	2009	2008

Revenues:
United States	$ 87,065	$ 78,634
Canada	11,718	12,204
Europe	18,224	26,542
Other foreign	11,005	8,547
Total revenues	$ 128,012	$ 125,927

Gross profit:
United States	$ 19,601	$ 15,983
Canada	3,213	3,922
Europe	4,371	4,784
Other foreign	3,488	2,197
Total gross profit	$ 30,673	$ 26,886

Operating income (loss):
United States (1)	$ (3,638)	$ 1,250
Canada	2,281	2,190
Europe	(522)	(1,571)
Other foreign	1,958	1,386
Total operating income	$ 79	$ 3,255
          _______________

(1)	$8.2 million of acquisition and severance costs were included in the operating loss of the United States region for the three months ended March 31, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (see Note 2 to Consolidated Financial Statements included as part of this Quarterly Report on Form 10-Q for the period ended March 31, 2009).

We believe that certain accounting policies could potentially have a more significant impact on our consolidated financial statements, either because of the significance of the consolidated financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting policies can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q that represent the Company’s beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to the Company and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 2, 2009, and in our subsequent Quarterly Reports on Form 10-Q, including this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by the Company from time to time in its periodic filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by the Company in this Form 10-Q are qualified by these cautionary statements.

Executive Summary

We are a leading vertically integrated global provider of proprietary technologies and services for the rehabilitation of municipal sewer and water and other underground piping systems without digging or disruption and the corrosion protection of mineral, oil and gas and other industrial piping systems. Our operations are organized based on differences in products and services, as well as by geographic areas. We operate in three distinct markets: sewer rehabilitation, water rehabilitation and energy and mining services. Within the sewer and water rehabilitation markets, we operate in three distinct geographies: North America, Europe and internationally outside of North America and Europe. While we use a variety of technologies in many different locations, the majority of our revenues are derived from the Insituform® cured-in-place-pipe (“CIPP”) process in the United States.

We are organized into five reportable segments: North American Sewer Rehabilitation, European Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation, Water Rehabilitation and Energy and Mining. We believe that this segment disclosure provides improved transparency into our business and greater insight into our results. We also believe that this segmentation is helpful in articulating our strategic direction to our investors.

Our long-term strategy consists of: first, streamlining our rehabilitation and energy and mining operations in North America and in Europe by improving project execution, cost management practices, including the reduction of redundant fixed costs, and product mix and by identifying opportunities to streamline key management functions and processes to improve our profitability; second, growing our water rehabilitation business by leveraging our premier brand and experience of successfully innovating and delivering technologies and services; third, expanding all of our businesses in key emerging markets such as Eastern Europe, India and Asia; and fourth, expanding our position in the growing and profitable energy and mining sector through organic growth, selective acquisitions of companies, which may be significant in size, and by conducting complimentary product and technology acquisitions.

On February 20, 2009, we acquired the business of The Bayou Companies, L.L.C. and its related entities and the noncontrolling interests of certain subsidiaries of Bayou pursuant to certain agreements dated January 31, 2009. Bayou provides cost-effective solutions to energy and infrastructure companies primarily in the Gulf of Mexico and North America. Bayou’s products and services include internal and external pipeline coating, lining, weighting and insulation. Bayou also provides specialty fabrication services for offshore deepwater installations, including project management and logistics. The purchase price for Bayou consisted of $127.9 million in cash. We may be required to pay up to an additional $7.5 million plus 50% of Bayou’s excess earnings if the Bayou business achieves certain financial performance targets. The aggregate purchase price for the noncontrolling interests was $8.5 million and consisted of cash, a promissory note and shares of our common stock. We used proceeds from our recently completed equity offering to fund the purchase price for Bayou and a portion of the cash purchase price for the noncontrolling interests. The financial results of Bayou for the 39-day period under our ownership during the first quarter of 2009 are included in the Energy and Mining segment.

On March 31, 2009, we acquired Corrpro Companies, Inc. (“Corrpro”) pursuant to an agreement dated February 1, 2009. Corrpro is a premier provider of corrosion protection and pipeline maintenance services in North America. Corrpro also has operations in the United Kingdom. Corrpro’s comprehensive line of fully-integrated corrosion protection products and services includes: (i) engineering; (ii) product and material sales; (iii) construction and installation; (iv) inspection, monitoring and maintenance; and (v) coatings. The purchase price for Corrpro consisted of cash consideration paid to the Corrpro shareholders of $65.2 million. In addition, we repaid $26.3 million of indebtedness of Corrpro. The total acquisition cost for Corrpro was approximately $91.5 million. We paid the purchase price for Corrpro with borrowings under our new credit facility and existing cash.

The financial results of Corrpro are not included in our results of operations disclosed herein, as the acquisition was consummated on March 31, 2009. The Corrpro results will be reported in our Energy and Mining segment disclosures beginning with our quarterly report on Form 10-Q for the period ending June 30, 2009.

Results of Operations – Three Months Ended March 31, 2009 and 2008

Overview – Consolidated Results

Key financial data for our consolidated operations was as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change

Revenues	$ 128,012	$ 125,927	$ 2,085	1.7%
Gross profit	30,673	26,886	3,787	14.1
Gross margin	24.0%	21.4%	2.6%
Operating expenses	30,594	23,631	(6,963)	(29.5)
Operating income	79	3,255	(3,176)	(97.8)
Operating margin	0.1%	2.6%	(2.5)%
Income (loss) from continuing operations	(1,107)	2,030	(3,137)	(154.5)

Consolidated income (loss) from continuing operations was $(1.1) million, or 154.5%, lower in the first quarter of 2009 than in the first quarter of 2008. The decrease in consolidated income from continuing operations for the first quarter was principally due to costs associated with the acquisitions of Bayou and Corrpro, which totaled $8.2 million for the quarter. The first quarter results in our North American Sewer Rehabilitation segment were improved over the prior corresponding period. Our improved margins in our North American Sewer Rehabilitation segment, coupled with growth in our Asia-Pacific Sewer Rehabilitation segment helped to partially offset the acquisition costs.

Consolidated operating expenses increased by approximately $7.0 million, or 29.5%, due to the transaction costs of $8.2 million related to the acquisitions of Bayou and Corrpro. Consolidated operating expenses, excluding acquisition-related costs, would have been $1.3 million, or 5.3%, lower in the first quarter of 2009 than in the first quarter of 2008 due primarily to cost savings generated by our reorganization activities in 2008. The consolidated operating expenses included $1.5 million of operating expenses from Bayou. Excluding the Bayou expenses, as well as the acquisition-related costs, consolidated operating expenses would have decreased by $2.8 million, or 11.8%.

We experienced a $2.5 million, or 16.6%, decrease in operating expenses in our North American Sewer Rehabilitation business in the first quarter of 2009 compared to the prior year quarter, which partially offset the increase in consolidated operating expenses. We have been focused on cost reduction and realignment efforts, particularly in our North American Sewer Rehabilitation business and corporate support group, over the last twelve months. Our efforts to reduce our fixed overhead costs will continue as we progress through 2009.

Total contract backlog improved to $388.7 million at March 31, 2009 compared to $285.6 million at March 31, 2008. The March 31, 2009 level of backlog was significantly higher than total contract backlog of $249.1 million at December 31, 2008 due to the addition of contract backlog of Bayou and Corrpro at March 31, 2009 of $138.9 million, collectively.
.
North American Sewer Rehabilitation Segment

Key financial data for our North American Sewer Rehabilitation segment was as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change

Revenues	$ 80,504	$ 81,053	$ (549)	(0.7)%
Gross profit	18,450	16,390	2,060	12.6
Gross margin	22.9%	20.2%	2.7%
Operating expenses	12,629	15,149	(2,520)	(16.6)
Operating income	5,821	1,241	4,580	369.1
Operating margin	7.2%	1.5%	5.7%

Revenues
Revenues decreased by $0.5 million in our North American Sewer Rehabilitation segment in the first quarter of 2009 compared to the first quarter of 2008. Although we experienced a slight decrease in revenues this quarter, market conditions in our North American Sewer Rehabilitation business in the first quarter of 2009 remained essentially flat as compared to the prior year period. Third-party product sales in this segment were $3.6 million and $1.6 million in the first quarters of 2009 and 2008, respectively.

Contract backlog in our North American Sewer Rehabilitation segment at March 31, 2009 was $160.4 million. This represented a $9.6 million, or 6.4%, increase from backlog at December 31, 2008. As compared to March 31, 2008, North American Sewer Rehabilitation experienced a decrease in contract backlog of $13.8 million, or 7.9%. As with the fourth quarter of 2008, there were a number of large project wins during the first quarter that we believed would be under contract by the end of the quarter, but were delayed. Overall, the bidding horizon for this segment remains in line with recent periods. We believe that bidding opportunities will remain steady for the upcoming quarter.

Gross Profit and Gross Margin
Gross profit in our North American Sewer Rehabilitation segment increased $2.1 million, or 12.6%, in the first quarter of 2009 compared to the prior year quarter, primarily due to improved project execution and lower resin and fuel costs. In addition, cost management practices continue to drive a lower overall cost structure. Our gross profit and gross margins for our North American Sewer Rehabilitation segment were also boosted by increased third-party product sales in North America.

We will continue driving improvements in productivity through enhanced project management and crew training, continued implementation of technologies and improved logistics management. We are also seeking avenues for taking advantage of our vertical integration and manufacturing capabilities by expanding our third-party product sales efforts. In the first quarter of 2009, our gross profit margin percentage increased to 22.9% from 20.2% in the first quarter of 2008 as a result of the factors mentioned above.

Operating Expenses
Operating expenses in our North American Sewer Rehabilitation segment decreased by $2.5 million during the first quarter of 2009 compared to the first quarter of 2008, despite a small increase in revenues, primarily due to the cost-cutting and performance improvement initiatives described above. We have been focused on cost reduction and realignment efforts, particularly within this segment. We plan to continue to reduce our fixed overhead costs throughout the remainder of 2009. Operating expenses as a percentage of revenues were 15.7% in the first quarter of 2009 compared to 18.7% in the first quarter of 2008.

Operating Income and Operating Margin
Improved gross profit, as well as lower operating expenses, led to a $4.6 million increase in operating income in our North American Sewer Rehabilitation segment in the first quarter of 2009 compared to the first quarter of 2008. The North American Sewer Rehabilitation operating margin, which is operating income as a percentage of revenues, improved to 7.2% in the first quarter of 2009 compared to 1.5% in the first quarter of 2008.

European Sewer Rehabilitation Segment

Key financial data for our European Sewer Rehabilitation segment was as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change

Revenues	$ 18,207	$ 25,610	$ (7,403)	(28.9)%
Gross profit	4,498	4,720	(222)	(4.7)
Gross margin	24.7%	18.4%	6.3%
Operating expenses	4,641	5,655	(1,014)	(17.9)
Operating income (loss)	(143)	(935)	792	(84.7)
Operating margin	(0.8)%	(3.7)%	2.9%

Revenues
Revenues in our European Sewer Rehabilitation segment decreased by $7.4 million, or 28.9%, during the first quarter of 2009 compared to the first quarter of 2008, primarily due to a $4.0 million impact of weak European currencies versus the U.S. dollar and softness in the United Kingdom market.

Contract backlog in our European Sewer Rehabilitation segment was $26.1 million at March 31, 2009. This represented an increase of $0.9 million, or 3.6%, compared to December 31, 2008. The increase was principally due to higher backlog in Switzerland and The Netherlands. This increase in backlog was tempered by a $1.5 million negative impact of European currencies against the U.S. dollar that prevailed at March 31, 2009. As compared to March 31, 2008, European Sewer Rehabilitation experienced a decrease in contract backlog of $12.9 million, or 33.1%. Approximately $5.3 million of this decrease was due to weaker European currencies against the U.S. dollar that prevailed at March 31, 2008. European orders and backlog have been fairly steady for the past several quarters, with the exception of the United Kingdom, and we believe this trend will continue through 2009. We continue to anticipate only modest growth in revenue, not accounting for foreign currency impacts, for this segment in 2009.

Gross Profit and Gross Margin

Gross profit in our European Sewer Rehabilitation segment decreased by only $0.2 million during the first quarter of 2009 compared to the first quarter of 2008, despite the 28.9% decline in revenues. Our European Sewer Rehabilitation segment experienced an increase in gross profit margins year over year of 6.3%. During the first quarter of 2009, we experienced an improvement in both Switzerland and France after the restructuring that occurred during the first quarter of 2008. We also improved operationally in Poland. The first quarter 2008 gross profit for this segment was impacted by several large project execution issues in Eastern Europe.

Operating Expenses
Operating expenses in our European Sewer Rehabilitation segment decreased by $1.0 million during the first quarter of 2009 compared to the first quarter of 2008, primarily due to the impact of weak European currencies versus the U.S. dollar of $0.7 million. Operating expenses as a percentage of revenues increased to 25.5% in the first quarter of 2009 compared to 22.1% in the first quarter of 2008.

Operating Loss and Operating Margin
Lower operating expenses and higher gross margin led to a $0.8 million improvement in operating loss in the first quarter of 2009 compared to the first quarter of 2008. The European Sewer Rehabilitation operating margin, which is operating loss as a percentage of revenues, improved to (0.8)% in the first quarter of 2009 compared to (3.7)% in the first quarter of 2008.

As part of the continued efforts that started in 2008 to improve our European financial performance, certain operational and management changes have been made. We have also restructured a number of country-based operations to reduce fixed costs and improve execution. We anticipate only modest growth in revenues (not accounting for foreign currency weakness) for this segment in 2009. Profitability is expected to improve year over year due to recent organizational changes and other restructuring efforts.

Asia-Pacific Sewer Rehabilitation Segment

Key financial data for our Asia-Pacific Sewer Rehabilitation segment was as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change

Revenues	$ 5,746	$ 1,539	$ 4,207	273.4%
Gross profit	2,054	481	1,573	327.0
Gross margin	35.7%	31.3%	4.4%
Operating expenses	792	316	476	150.6
Operating income	1,262	165	1,097	664.8
Operating margin	22.0%	10.7%	11.3%

Revenues
Revenues in our Asia-Pacific Sewer Rehabilitation segment increased by $4.2 million, or 273.4%, in the first quarter of 2009 compared to the first quarter of 2008. We secured large revenue projects in India in 2008 that we believe will lead to continued revenue growth in this segment in the upcoming quarters and through 2009. This segment of our business was in its infancy during 2008, and we continue to see increased revenues from the geographic regions served by this segment, most notably India, Hong Kong and Australia.

Contract backlog in our Asia-Pacific Sewer Rehabilitation segment was $40.1 million at March 31, 2009. This represented a decrease of $6.1 million, or 13.2%, compared to December 31, 2008. This decrease was principally due to low orders during the quarter, coupled with an approximately $1.6 million devaluation of certain Asian currencies, including the Indian Rupee, against the U.S. dollar. Bidding activity has slowed in this segment as a result of upcoming national elections in India, which are ongoing and should conclude in May. We anticipate significant bidding opportunities in the Indian market once the elections are complete. As compared to March 31, 2008, Asia-Pacific Sewer Rehabilitation experienced an increase in contract backlog of $5.7 million, or 16.6% at March 31, 2009. The increase in backlog was offset by $11.7 million due to the negative impact of foreign currencies against the U.S. dollar that prevailed at March 31, 2008. The Indian market continues to be very robust, and we expect growth to continue as we gain momentum with sales penetration in the major Indian cities. We also are pursuing other growth opportunities throughout the Asia-Pacific region, including significant opportunities in Australia and Singapore.

Gross Profit and Gross Margin
Gross profit in the Asia-Pacific Sewer Rehabilitation segment increased by $1.6 million, or 327.0%, in the first quarter of 2009 compared to the first quarter of 2008. Our gross profit margin increased to 35.7% compared to 31.3% in the same period. Gross profit increased substantially as a result of the increase in revenue, while margins expanded as a result of strong contracting results in India, coupled with increased revenue from tube sales and royalties in Japan, Australia and Hong Kong.

Operating Expenses
Operating expenses increased by $0.5 million in the Asia-Pacific Sewer Rehabilitation segment during the first quarter of 2009 compared to the first quarter of 2008, principally due to the increased revenue and the continued developmental efforts in international markets, which will require us to dedicate additional resources to these efforts. Operating expenses as a percentage of revenues decreased to 13.8% in the first quarter of 2009 compared to 20.5% in the first quarter of 2008, as expenses were spread among a much larger revenue base.

Operating Income and Operating Margin
Improved revenues and gross profit, partially offset by higher operating expenses, led to a $1.1 million increase in operating income in this segment in the first quarter of 2009 compared to the first quarter of 2008. Operating margin increased to 22.0% in the first quarter of 2009 compared to 10.7% in the first quarter of 2008.

Water Rehabilitation Segment

Key financial data for our Water Rehabilitation segment was as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change

Revenues	$ 1,958	$ 1,873	$ 85	4.5%
Gross profit (loss)	(175)	61	(236)	(386.9)
Gross margin	(8.9)%	3.3%	(12.2)%
Operating expenses	1,055	662	393	59.4
Operating loss	(1,230)	(601)	(629)	104.7
Operating margin	(62.8)%	(32.1)%	(30.7)%

Revenues
Revenues from our Water Rehabilitation segment increased to $2.0 million in the first quarter of 2009 from $1.9 million in the prior year period. Our Water Rehabilitation segment revenues were essentially flat for the first quarter, reflecting low workable backlog. We have performed water rehabilitation projects in the U.S., Europe and Asia thus far in 2009.

Our Water Rehabilitation segment contract backlog was $8.9 million at March 31, 2009. This represented an increase of $0.7 million, or 8.5%, compared to December 31, 2008. Backlog was slightly increased due to a number of projects awarded during the quarter. Our $4.4 million water pipeline rehabilitation project in Victoria, British Columbia will begin in the second quarter of 2009, and our project on Madison Avenue in New York City will resume next month. Last month, we launched InsituMain™, our new cured-in-place pipe system for pressure pipe rehabilitation. This new product, coupled with our other Insituform Blue® water pipe rehabilitation products, firmly establishes the Company in the marketplace. We believe that prospects for new orders and growth are strong, and we anticipate growth in backlog over the coming quarters. As compared to March 31, 2008, Water Rehabilitation contract backlog increased by $3.1 million, or 53.4%.

Gross Profit (loss) and Gross Margin
During the first quarter of 2009, gross profit (loss) in our Water Rehabilitation segment decreased to $(0.2) million from $0.1 million in the first quarter of 2008. In addition, our gross margin percentage decreased by 12.2% for the same period. The loss was primarily due to low productivity in the U.S., resulting from low workable backlog as a result of seasonality, coupled with continued low margin work in the United Kingdom.

Operating Expenses
Operating expenses in our Water Rehabilitation segment increased by $0.4 million in the first quarter of 2009 compared to the first quarter of 2008. As a percentage of revenues, operating expenses were 53.9% in the first quarter of 2009 compared to 35.3% in the first quarter of 2008.

Operating Loss and Operating Margin
Operating loss in this segment was $0.6 million higher in the first quarter of 2009 compared to the first quarter of 2008, primarily due lower gross profit and higher operating expenses. Operating margin declined to (62.8)% in the first quarter of 2009 from (32.1)% in the first quarter of 2008.

Energy and Mining Segment

Key financial data for our Energy and Mining segment was as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change

Revenues	$ 21,597	$ 15,852	$ 5,745	36.2%
Gross profit	5,846	5,234	612	11.7
Gross margin	27.1%	33.0%	(5.9)%
Acquisition-related costs	8,219	–	8,219	100.0
Operating expenses	3,256	1,849	1,407	(76.1)
Operating income (loss)	(5,631)	3,385	(9,016)	(266.4)
Operating margin	(26.1)%	21.4%	(47.5)%

Revenues
Revenues in our Energy and Mining segment increased by 36.2% in the first quarter of 2009 compared to the first quarter of 2008. This segment includes the results of operations of our United Pipeline Systems division, as well as our newly acquired Bayou business. The results of operations of our newly acquired Corrpro business will also be included in our Energy and Mining segment beginning in the second quarter of 2009. The increase in revenues in the first quarter of 2009 was due mainly to our acquisition of Bayou and the inclusion of Bayou revenues of $9.7 million for the 39-day period following our acquisition of this business. The operations of our United Pipeline Systems business are divided into four geographic regions: North America, Canada, South America and Latin America. All four of our United Pipeline Systems’ regions experienced a decline in revenues for the quarter, with the largest decrease coming in South America. In that region alone, revenues decreased by 64.7%. The decline in first quarter revenues within our United Pipeline Systems business was due primarily to weakening market demand driven by a drop in commodity prices.

Unlike in our sewer rehabilitation segments and our Water Rehabilitation segment, revenues in our Energy and Mining segment are responsive to market conditions in the oil and gas and mining industries. Substantially all of our Energy and Mining revenues are derived from customers in these sectors and, as such, the market conditions are unlike those of our sewer and water rehabilitation segments. Our Energy and Mining segment is somewhat insulated from market downturns as it is not entirely dependent on new pipelines or expansion, but rather on rehabilitation and the opportunity for our clients to gain increased utilization and capacity through existing assets.

Our Energy and Mining segment contract backlog at March 31, 2009 increased from December 31, 2008 by $134.5 million to $153.2 million due primarily to the addition of contract backlog of both Bayou and Corrpro. As compared to March 31, 2008, backlog increased by $121.0 million, or 375.8%. Contract backlog in our United Pipeline Systems business decreased by $4.5 million from December 31, 2008, due to short-term weakness in activity in the United States, South America and other international markets. We believe that a modest rise in commodity prices will result in significant opportunities for our United Pipeline Systems operations for the remainder of the year, particularly in new growth areas, such as Asia, Latin America and the Middle East. Contract backlog for Bayou was $76.7 million at March 31, 2009, which was down slightly from $86.8 million at December 31, 2008 but still at near historical high levels. At March 31, 2008, Bayou’s contract backlog was approximately $53.0 million. Corrpro’s contract backlog at March 31, 2009 was $62.2 million, down from $70.0 million at December 31, 2008, but up from $58.0 million at March 31, 2008. We believe the business environment for both operations is steady for the near-term.

Gross Profit and Gross Margin
Gross profit in the Energy and Mining segment increased from the prior year quarter by $0.6 million, or 11.7%, while gross margin percentage decreased from the prior year quarter to 27.1% from 33.0%. Gross profit from our United Pipeline Systems division dropped by $1.1 million in the first quarter of 2009 from one year ago, primarily due to the decrease in revenues described above. For the quarter, gross margins improved to 34.4% versus 33.0% in the first quarter of 2008, due to favorable project execution in Canada. The gross profit contribution of Bayou was $1.7 million for the first quarter of 2009 (39 days). Bayou recorded a slightly lower margin than historical periods due to mix of production.

Operating Expenses
Operating expenses, inclusive of acquisition costs, in our Energy and Mining segment increased 520.6% in the first quarter of 2009 compared to the first quarter of 2008. As a percentage of revenues, operating expenses were 53.1% in the first quarter of 2009 compared to 11.7% in the first quarter of 2008. The increase in operating expenses was due mainly to the $8.2 million in costs associated with the acquisitions of Bayou and Corrpro. These costs were applied solely to the Energy and Mining segment. Without these costs and the $1.5 million of Bayou operating expenses, operating expenses for this segment would have decreased by $0.1 million, or 2.7%, due to cost-cutting initiatives.

Operating Income (Loss) and Operating Margin
Operating income (loss) for this segment was 266.4% lower in the first quarter of 2009 compared to the first quarter of 2008 primarily due to increased operating expenses associated with the acquisitions. Operating margin was (26.1)% in the first quarter of 2009 compared to 21.4% in the first quarter of 2008 due principally to the acquisition-related costs. Without the acquisition-related costs, operating income for our Energy and Mining segment would have been $2.6 million in the first quarter of 2009. This would represent a $0.8 million, or 23.6%, decrease compared to the first quarter of 2008.

Other Income (Expense)

Interest Income
Interest income decreased by $0.5 million in the first quarter of 2009 compared to the same period in 2008. Interest rates on deposits and investments have dropped dramatically from one year ago, which led to the decrease.

Interest Expense
Interest expense decreased $0.1 million in the first quarter of 2009 compared to the prior year periods. The small variations were primarily driven by lower interest rates on insurance premium financing. Interest expense will increase in the upcoming quarters due to the additional borrowings under the new credit facility as discussed under “–– Long-Term Debt”.

Other Income
Other income decreased by $0.8 million in the first quarter of 2009 compared to the same period in 2008. The primary component of other income in the first quarter of 2009 was a gain of $0.1 million on the disposition of excess property and equipment. Likewise, gains of $1.1 million were recorded on dispositions of excess property and equipment in the first quarter of 2008.

Taxes on Income (Tax Benefits)

Taxes on income decreased $1.5 million in the first quarter of 2009 compared to the prior year period due to a decrease in income before taxes. Our effective tax rate was 52.8%, on a pre-tax loss of $0.8 million, in the first quarter of 2009 compared to 29.5%, on pre-tax income of $3.6 million, in the corresponding period in 2008.

The majority of the variance in the effective tax rate for the respective quarters was attributable to the mix of pre-tax income among tax jurisdictions with varying tax rates.

Equity in Losses of Affiliated Companies

Equity in losses of affiliated companies was $(0.3) million and $(0.4) million in the first quarters of 2009 and 2008 respectively. Our investment in Hong Kong has shown an improvement year over year, generating modest profits for the first quarter of 2009. Our investment in our Australia joint venture delivered a loss in the first quarter of 2009 as we continue to set up the organization and our investment in our German joint venture also reported a loss due to the seasonal nature of their business.

Noncontrolling interests

Income attributable to noncontrolling interests was $0.4 million and $0.2 million in the first quarters of 2009 and 2008, respectively, and are related to the 25% interest in the net income of Insituform Linings Public Limited Company attributable to our minority partner. Noncontrolling interest also includes amounts related to the 50% interest in the net income of the contractual joint ventures in India held by SPML. Net income of SPML increased primarily due to revenue growth in our India operations.

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

We did not have any revenues from discontinued operations in the first quarter of 2009 compared to $5.6 million in the first quarter of 2008. Losses from discontinued operations, net of income taxes, were $(0.1) million in the first quarter of 2009 and 2008. The lower activity in discontinued operations was due to the winding down of the business.

Discontinued operations experienced a net loss of $(0.1) million, or $(0.00) per diluted share, during the quarter. All tunneling projects have been substantially completed, and only minor warranty or subcontracted work remains before final completion. At March 31, 2009, receivables, including retention, totaled $6.0 million, of which $5.4 million are currently being held in connection with five active claim negotiations or litigation. The total potential of all claims approximated $12.8 million at March 31, 2009, of which $4.5 million has been recorded. While there can be no certainty, the claims proceedings are expected to conclude within the next twelve months, and we believe that the receivables, along with the final awarded claims, will be collected. We anticipate that, for the next few quarters, there will be continued costs associated with the pursuit of these claims, as well as costs associated with a number of defensive lawsuits involving discontinued operations. Approximately $2.5 million in equipment relating to discontinued operations remained as of March 31, 2009, and we continue to pursue the sale of the equipment through a variety of sources.

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

Backlog	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
(in millions)
North American Sewer Rehabilitation	$ 160.4	$ 150.8	$ 178.5	$ 185.4	$ 174.2
European Sewer Rehabilitation	26.1	25.2	30.7	34.9	39.0
Asia-Pacific Sewer Rehabilitation	40.1	46.2	53.6	33.2	34.4
Water Rehabilitation	8.9	8.2	6.7	11.6	5.8
Energy and Mining (1)	153.2	18.7	23.4	24.7	32.2
Total	$ 388.7	$ 249.1	$ 292.9	$ 289.8	$ 285.6
    ___________________

(1) Contract backlog for our Energy and Mining segment at March 31, 2009 includes backlog of our newly acquired Bayou and Corrpro businesses of $76.7 million and $62.2 million, respectively.

Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Liquidity and Capital Resources

Cash and Equivalents

	March 31, 2009	December 31, 2008
	(in thousands)
Cash and cash equivalents	$ 77,471	$ 99,321
Restricted cash	1,378	1,829

Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments in Europe.

Sources and Uses of Cash

We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt servicing and investments. In 2009, capital expenditures were primarily for impregnation facility improvements and an increase in crew resources for both our Indian joint venture as well as water rehabilitation projects. We expect this increase to continue for the foreseeable future, as we expect these operations to grow rapidly.

Our primary source of cash is operating activities. Besides operating activities, we occasionally borrow under our line of credit to fund operating activities, including working capital investments. Information regarding our cash flows for the quarters ended March 31 2009, and 2008, is discussed below and is presented in our consolidated statements of cash flows contained in this report. Despite the relative flatness in the U.S. sewer rehabilitation market experienced over the last year and a half, we continue to expect operating cash flows to increase compared to prior years as a result of improved profitability. This improved cash flow, coupled with existing cash balances and other resources, should be sufficient to fund our operations in 2009. As such, we do not believe that the flatness in the U.S. sewer rehabilitation market will have a material adverse impact on our liquidity in 2009.

We recently completed a public offering of our common stock, from which we received net proceeds of $127.8 million. These proceeds were used to pay the purchase prices for our acquisitions of selected assets and liabilities of Bayou and the non-controlling interests of certain subsidiaries of Bayou.

Cash Flows from Operations

Cash flows from continuing operating activities used $3.8 million in the first quarter of 2009 compared to $6.7 million provided in the first quarter of 2008. The two most significant components of the unfavorable variance from 2008 to 2009 were net income and changes in operating assets and liabilities (working capital). Net income from continuing operations was $3.1 million less in the first quarter of 2009 than in the first quarter of 2008. In relation to working capital, we used $3.2 million of cash in the first quarter of 2009 compared to $4.7 million of cash provided in the first quarter of 2008. In the first quarter of 2009, $0.2 million was used in accounts payable and accrued expenses, as opposed to the first quarter of 2008, when $4.3 million was provided by accounts payable. Accounts receivables, including contract retainage and costs and earnings in excess of billings (unbilled receivables), increased by $5.6 million in 2009. Depreciation and amortization was $1.0 million higher in the first quarter of 2009 compared to the first quarter of 2008.

Unrestricted cash decreased to $77.5 million at March 31, 2009 from $99.3 million at December 31, 2008, as a result of the cash paid for the acquisitions of Bayou and Corrpro.

Days sales outstanding (referred to as DSOs) from continuing operations increased by 18 days to 115 at March 31, 2009 from 97 at December 31, 2008. DSOs have generally increased over the last two years due to more stringent customer requirements for project documentation for billings. Additionally, payment cycles have generally lengthened. Notwithstanding these issues, we continually target reductions in DSOs to facilitate improvements in liquidity.

The liquidation of our discontinued operations provided $1.6 million and $1.5 million in operating cash flows in the first quarter of 2009 and 2008, respectively.

Cash Flows from Investing Activities

Investing activities from continuing operations used $204.2 million in the first quarter of 2009 compared to $2.5 million in the first quarter of 2008. The largest component of cash used by investing activities was the use of cash to purchase Bayou and Corrpro. We used $209.7 million, net of cash acquired, to acquire these two companies. The other main component of investing activities was capital expenditures of $2.7  million and $3.2 million in the first quarters of 2009 and 2008, respectively. Capital expenditures were primarily for an increase in crew resources for both our Indian joint venture as well as water rehabilitation projects. Capital expenditures in the first quarters of 2009 and 2008 were partially offset by $0.2 million and $0.6 million, respectively, in proceeds received from asset disposals. In the first quarter of 2009, $0.5 million of non-cash capital expenditures was included in accounts payable and accrued expenditures.  In the first quarter of 2008, this amount was immaterial.  The investing activities of our discontinued operations provided $0.8 million and used $0.01 million of cash in the first quarters of 2009 and 2008, respectively. In 2009, we expect to spend approximately $25.0 million on capital expenditures. The increase from 2008 is driven by the acquisitions of Bayou and Corrpro and the expected increases to add crew resources in our Indian joint venture.

Cash Flows from Financing Activities

Cash flows from financing activities from continuing operations provided $184.8 million in the first quarter of 2009 compared to $0.7 million used in the first quarter of 2008. In the first quarter of 2009, we received proceeds of $50.0 million from the new term loan as well as borrowed $7.5 million of proceeds from our line of credit. In addition, we received $127.8 million from our public offering of common stock.

Long-Term Debt

Our total indebtedness as of March 31, 2009 consisted of our $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013, our $115.0 million credit facility, consisting of a $50.0 million term loan and a $65.0 million revolving line of credit with Bank of America, N.A, Fifth Third Bank, U.S. Bank, National Association, Compass Bank, JPMorgan Chase Bank, N.A., Associated Bank, N.A. and Capital One, N.A, $1.5 million of notes related to the purchase of Bayou noncontrolling interests and $0.4 million of other notes related to the financing of certain insurance premiums. In connection with our acquisition of Corrpro Companies, Inc. on March 31, 2009, we borrowed the entire amount of the term loan and approximately $7.5 million under the revolving line of credit. Our total indebtedness at December 31, 2008 consisted of our $65.0 million Senior Notes, Series 2003-A, due April 24, 2013, and $0.9 million of other notes related to the financing of certain insurance premiums.

As of March 31, 2009, we were in compliance with all of our debt covenants. We anticipate that we will be in compliance with all of our debt covenants over the next twelve months. Under the terms of the Senior Notes, Series 2003-A, prepayment could cause the Company to incur a “make-whole” payment to the holder of the notes. At March 31, 2009, this make-whole payment would have approximated $9.5 million.

We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances, additional short- and long-term borrowing and the sale of assets for the next twelve months.

We expect cash generated from operations to continue to improve going forward due to increased profitability and improved working capital management initiatives and additional cash flows generated from newly acquired businesses.

Disclosure of Contractual Obligations and Commercial Commitments

We have entered into various contractual obligations and commitments in the course of our ongoing operations and financing strategies. Contractual obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities or from commercial arrangements that are directly supported by related revenue-producing activities. Commercial commitments represent contingent obligations, which become payable only if certain pre-defined events were to occur, such as funding financial guarantees. See Note 7 to the consolidated financial statements contained in this report for further discussion regarding our commitments and contingencies.

The following table provides a summary of our contractual obligations and commercial commitments as of March 31, 2009 (in thousands). This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases.

Payments Due by Period
Cash Obligations(1)(2)(3)(4)	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt	115,000	7,500	10,000	10,000	22,500	65,000	-
Line of credit facility	7,500	7,500	-	-	-	-	-
Interest on long-term debt	20,973	4,903	4,758	4,613	4,574	2,125	-
Operating leases	39,912	11,732	10,948	6,905	4,104	2,844	3,379
Total contractual cash obligations	183,385	31,635	25,706	21,518	31,178	69,969	3,379
    ___________________

(1)
Cash obligations are not discounted. See Notes 5 and 7 to the consolidated financial statements contained in this report regarding our long-term debt and credit facility and commitments and contingencies, respectively.

(2)	Resin supply contracts are excluded from this table. See “Commodity Risk” under Part I, Item 3 of this report for further discussion.

(3)
As of March 31, 2009, we had borrowed the entire amount of the $50.0 million term loan and $7.5 million of our revolving line of credit under our $115.0 million credit facility in connection with our acquisition of Corrpro Companies, Inc.on March 31, 2009. We also had $18.2 million for non-interest bearing letters of credit outstanding as of March 31, 2009, $14.5 million of which was collateral for insurance and $3.7 million of which was collateral for work performance.

(4)
Liabilities related to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, have not been included in the table above because we are uncertain as to if or when such amounts may be settled.

Off-Balance Sheet Arrangements

We use various structures for the financing of operating equipment, including borrowings, operating and capital leases, and sale-leaseback arrangements. All debt is presented in the balance sheet. Our contractual obligations and commercial commitments are disclosed above. We also have exposure under performance guarantees by contractual joint ventures and indemnification of our surety. However, we have never experienced any material adverse effects to our consolidated financial position, results of operations or cash flows relative to these arrangements. All of our unconsolidated joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 7 to our consolidated financial statements contained in this report regarding commitments and contingencies.

Goodwill

Under SFAS No. 142, Goodwill and Other Intangible Assets, we assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Our annual assessment was performed on October 1, 2008. Factors that could potentially trigger an impairment review include (but are not limited to):

•	significant underperformance of a segment relative to expected, historical or projected future operating results;
•	significant negative industry or economic trends;
•	significant changes in the strategy for a segment including extended slowdowns in the sewer rehabilitation market; and
•	a decrease in our market capitalization below our book value for an extended period of time.

Our recorded goodwill by reporting segment was as follows at March 31, 2009 (in millions):

North American Sewer Rehabilitation	$ 102.3
European Sewer Rehabilitation	19.7
Energy and Mining	57.1
Total Goodwill	$ 179.1

In accordance with the provisions of SFAS No. 142, we determined the fair value of our reporting units at our annual impairment assessment date and compared such fair value to the carrying value of those reporting units to determine if there is any indication of goodwill impairment. Our reporting units for purposes of assessing goodwill are the same as our reportable segments. To calculate reporting unit fair value, we utilized a discounted cash flow analysis based upon, among other things, certain assumptions about expected future operating performance. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in our weighted average cost of capital or changes in operating performance. An impairment charge will be recognized to the extent that the implied fair value of the goodwill balances for each reporting unit is less than the related carrying value. Given the significant volatility in the current business climate, we stress tested our goodwill for impairment as part of our last annual assessment. In performing this analysis, we revised our estimated future cash flows and discount rates, as appropriate, to reflect a variety of market conditions. In each case, no impairment was indicated.

Given the continued distressed global market and economic conditions, we carefully considered whether an interim assessment of our goodwill was necessary during the quarter ended March 31, 2009. In management's judgment, we do not believe the fair value of our reporting units is below their carrying value at March 31, 2009. Accordingly, an interim impairment assessment was not performed. A future decline in the fair value of North American Sewer Rehabilitation and European Sewer Rehabilitation could lead to impairment of their respective goodwill balances. The recorded goodwill related to our Energy and Mining segment is the result of our recent acquisitions of Bayou and Corrpro (see Note 1 to our consolidated financial statements contained in this report). While not currently anticipated, any significant deterioration in the earnings of those businesses compared to the forecasted earnings assumptions we used in the determination of the purchase prices could lead to the need for us to assess the recoverability of the recorded goodwill and potential impairment.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at March 31, 2009 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt. The fair value of our long-term debt, including current maturities and the amount of outstanding borrowings on the line of credit facility, approximated its carrying value at March 31, 2009. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at March 31, 2009 would result in a $0.6 million increase in interest expense.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliates operating solely outside of the U.S. and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At March 31, 2009, a substantial portion of our cash and cash equivalents were denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $4.6 million impact on our equity through accumulated other comprehensive income.

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At March 31, 2009, there were foreign currency hedge instruments outstanding with notional amounts of €5.0 million and £5.0 million related to our net investment in our foreign operations. See Note 8 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

Commodity Risk

We have exposure to the effect of limitations on supply and changes in commodity pricing relative to a variety of raw materials that we purchase and use in our operating activities, most notably resin, chemicals, staple fiber, fuel, pipe and iron ore. We manage this risk by entering into agreements with certain suppliers utilizing a request for proposal, or RFP, format and purchasing in bulk, when possible. We also manage this risk by continuously updating our estimation systems for bidding contracts so that we are able to price our products and services appropriately to our customers. However, we face exposure on contracts in process that have already been priced and are not subject to any cost adjustments in the contract. This exposure is potentially more significant on our longer-term projects.

We obtain a majority of our global resin requirements, one of our primary raw materials, from multiple suppliers in order to diversify our supplier base and thus reduce the risks inherent in concentrated supply streams. We have qualified a number of vendors in North America that can deliver, and are currently delivering, proprietary resins that meet our specifications.

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The scope of management’s evaluation did not include our recent acquisitions of The Bayou Companies, L.L.C and its related entities (“Bayou”) on February 20, 2009 or Corrpro Companies Inc. (“Corrpro”) on March 31, 2009. Each of Bayou and Corrpro are significant subsidiaries of our Company.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in certain actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such actions will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes to the risk factors described in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 17, 2009, we consummated an underwritten public offering of 10,350,000 shares of our Class A common stock, which includes 1,350,000 shares sold as a result of the underwriters' exercise of their overallotment option in full at closing. The offering was made under our Shelf Registration Statement on Form S-3 (File No. 333-154716) that was declared effective on October 27, 2008. Merrill Lynch & Co. acted as sole bookrunner for the offering and Janney Montgomery Scott LLC and Stifel Nicolaus acted as co-managers.

We received gross proceeds of $134,550,000 from the offering, including underwriters’ discounts and commissions of $6,727,500. Expenses paid in connection with the offering were approximately $1.0 million. The net proceeds were used primarily to pay the cash purchase price of our acquisition of the business and assets of The Bayou Companies, L.L.C., which closed on February 20, 2009. The remaining net proceeds were used to fund a portion of the purchase price for our acquisition of the non-controlling interests of two of Bayou’s subsidiaries, Commercial Coating Services International, Ltd. and Bayou Welding Works, L.L.C.

Also in connection with our acquisition of such non-controlling interests, on February 20, 2009, we issued 149,016 shares of our Class A common stock to the holders of such interests. Such shares were not registered under the Securities Act of 1933, as amended, and were issued in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on Wednesday, April 22, 2009, the following matters were voted upon:

1.	The following six directors were elected, each to serve a one-year term or until his or her successor has been elected and qualified. The vote was as follows:

Name	For	Against	Abstain	Broker Non-Vote
J. Joseph Burgess	30,756,722	941,057	43,118	2,231
Stephen P. Cortinovis	28,266,956	3,423,259	50,682	2,231
Stephanie A. Cuskley	28,471,945	3,226,822	42,130	2,231
John P. Dubinsky	27,487,889	4,203,872	49,134	2,233
Juanita H. Hinshaw	28,087,957	3,611,188	41,754	2,229
Alfred L. Woods	28,254,365	3,447,465	39,070	2,228

2.	The Insituform Technologies, Inc. 2009 Employee Equity Incentive Plan was approved. The vote was as follows:

For	Against	Abstain	Broker Non-Vote
20,828,532	3,632,336	30,211	7,252,049

3.	The appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2009 was ratified. The vote was as follows:

For	Against	Abstain	Broker Non-Vote
31,511,730	145,657	83,511	2,230

Item 6.  Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITUFORM TECHNOLOGIES, INC.

Date: May 7, 2009	/s/ David A. Martin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

31.1	Certification of J. Joseph Burgess pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of J. Joseph Burgess pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.