Form 10-Q
period 2009-06-30
INSITUFORM TECHNOLOGIES INC
filed 2009-07-30
CIK 353020

Nges

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2009

or

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
Yes ☐ No ☑

There were 38,829,963 shares of common stock, $.01 par value per share, outstanding at July 23, 2009.

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$ 183,196	$ 135,585	$ 311,208	$ 261,512
Cost of revenues	135,280	104,455	232,619	203,496
Gross profit	47,916	31,130	78,589	58,016
Acquisition-related costs	–	–	8,219	–
Operating expenses	34,446	24,914	56,821	48,546
Operating income	13,470	6,216	13,549	9,470
Other income (expense):
Interest income	(165)	739	184	1,587
Interest expense	(2,353)	(1,158)	(3,477)	(2,385)
Other	374	237	292	1,005
Total other income (expense)	(2,144)	(182)	(3,001)	207
Income before taxes on income	11,326	6,034	10,548	9,677
Taxes on income	3,157	1,732	2,745	2,806
Income before equity in earnings (losses) of affiliated companies	8,169	4,302	7,803	6,871
Equity in earnings (losses) of affiliated companies, net of tax	8	(211)	(307)	(594)
Income before discontinued operations	8,177	4,091	7,496	6,277
Loss from discontinued operations, net of tax	(1,192)	(516)	(1,290)	(603)
Net income	6,985	3,575	6,206	5,674
Less: net income attributable to noncontrolling interests	439	177	864	333
Net income attributable to common stockholders	$ 6,546	$ 3,398	$ 5,342	$ 5,341

Earnings per share attributable to common stockholders:
Basic:
Income from continuing operations	$ 0.20	$ 0.14	$ 0.18	$ 0.21
Loss from discontinued operations	(0.03)	(0.02)	(0.03)	(0.02)
Net income	$ 0.17	$ 0.12	$ 0.15	$ 0.19
Diluted:
Income from continuing operations	$ 0.20	$ 0.14	$ 0.18	$ 0.21
Loss from discontinued operations	(0.03)	(0.02)	(0.03)	(0.02)
Net income	$ 0.17	$ 0.12	$ 0.15	$ 0.19

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	June 30, 2009	December 31, 2008

Assets
Current assets
Cash and cash equivalents	$ 79,457	$ 99,321
Restricted cash	1,421	1,829
Receivables, net	129,229	97,257
Retainage	19,044	21,380
Costs and estimated earnings in excess of billings	60,624	37,224
Inventories	32,727	16,320
Prepaid expenses and other assets	31,324	37,637
Current assets of discontinued operations	9,004	13,704
Total current assets	362,830	324,672
Property, plant and equipment, less accumulated depreciation	140,128	71,423
Other assets
Goodwill	188,443	122,961
Identified intangible assets, less accumulated amortization	80,448	10,353
Investments in affiliated companies	27,965	6,769
Other assets	19,307	7,285
Total other assets	316,163	147,368
Non-current assets of discontinued operations	5,357	5,843

Total Assets	$ 824,478	$ 549,306

Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$ 129,493	$ 97,593
Billings in excess of costs and estimated earnings	7,553	9,596
Current maturities of long-term debt and line of credit	17,500	–
Notes payable	3,880	938
Current liabilities of discontinued operations	1,402	1,541
Total current liabilities	159,828	109,668
Long-term debt, less current maturities	102,500	65,000
Other liabilities	50,802	2,831
Non-current liabilities of discontinued operations	509	818
Total liabilities	313,639	178,317

Stockholders’ equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	–	–
Common stock, $.01 par – shares authorized 60,000,000; shares issued and outstanding 38,829,963 and 27,977,785	388	280
Additional paid-in capital	240,529	109,235
Retained earnings	265,958	260,616
Accumulated other comprehensive loss	(159)	(2,154)
Total stockholders’ equity before noncontrolling interests	506,716	367,977
Noncontrolling interests	4,123	3,012
Total equity	510,839	370,989

Total Liabilities and Equity	$ 824,478	$ 549,306

The accompanying notes are an integral part of the consolidated financial statements.

 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except number of shares)

	Common Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity	Comprehensive Income
BALANCE, December 31, 2007	27,470,623	$ 275	$ 104,332	$ 238,976	$ 8,958	$ 2,717	$ 355,258
Net income	–	–	–	5,341	–	333	5,674	$ 5,674
Issuance of common stock	14,200	–	76	–	–	–	76
Restricted stock units issued	442,553	5	–	–	–	–	5
Distribution of shares pursuant to deferred stock unit awards	27,382	–	–	–	–	–	–	–
Amortization and forfeitures of restricted stock shares and units	(13,839)	(1)	(13)	–	–	–	(14)	–
Equity-based compensation expense	–	–	2,789	–	–	–	2,789	–
Derivative instruments	–	–	–	–	(207)	–	(207)	(207)
Foreign currency translation adjustment	–	–	–	1	1,079	151	1,231	1,231
Total comprehensive income								6,698
Less: total comprehensive income attributable to noncontrolling interests								484
Total comprehensive income attributable to common stockholders								$ 6,214
BALANCE, June 30, 2008	27,940,919	$ 279	$ 107,184	$ 244,318	$ 9,830	$ 3,201	$ 364,812

BALANCE, December 31, 2008	27,977,785	$ 280	$ 109,235	$ 260,616	$ (2,154)	$ 3,012	$ 370,989
Net income	–	–	–	5,342	–	864	6,206	$ 6,206
Issuance of common stock	10,499,766	105	128,995	–	–	–	129,100	–
Restricted stock units issued	394,660	4	–	–	–	–	4	–
Amortization and forfeitures of restricted stock shares and units	(42,248)	(1)	–	–	–	–	(1)	–
Equity-based compensation expense	–	–	2,299	–	–	–	2,299	–
Derivative instruments					(1,208)		(1,208)	(1,208)
Foreign currency translation adjustment	–	–	–	–	3,203	247	3,450	3,450
Total comprehensive income								8,448
Less: total comprehensive income attributable to noncontrolling interests								1,111
Total comprehensive income attributable to common stockholders								$ 7,337
BALANCE, June 30, 2009	38,829,963	$ 388	$ 240,529	$ 265,958	$ (159)	$ 4,123	$ 510,839

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$ 6,206	$ 5,476
Loss from discontinued operations	(1,290)	(603)
Income from continuing operations	7,496	6,277
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	12,112	8,263
(Gain) on sale of fixed assets	(215)	(732)
Income attributable to noncontrolling interests	(864)	(333)
Equity-based compensation expense	2,299	2,789
Deferred income taxes	(211)	2,130
Other	(6,364)	(6,159)
Changes in operating assets and liabilities:
Restricted cash	503	(138)
Receivables net, retainage and costs and estimated earnings in excess of billings	(1,366)	(4,435)
Inventories	(1,596)	321
Prepaid expenses and other assets	5,454	872
Accounts payable and accrued expenses	(11,883)	3,891
Net cash provided by operating activities of continuing operations	5,365	12,746
Net cash provided by operating activities of discontinued operations	2,295	1,223
Net cash provided by operating activities	7,660	13,969

Cash flows from investing activities:
Capital expenditures	(10,440)	(6,872)
Proceeds from sale of fixed assets	410	1,304
Proceeds from net foreign investment hedges	7,873	–
Purchase of IAL and IPPL	(278)
Purchase of Bayou and Corrpro, net of cash acquired	(209,714)	–
Net cash used in investing activities of continuing operations	(212,149)	(5,568)
Net cash provided by investing activities of discontinued operations	750	1,338
Net cash used in investing activities	(211,399)	(4,230)

Cash flows from financing activities:
Proceeds from issuance of common stock	127,837	256
Proceeds from notes payable	–	700
Principal payments on notes payable	(938)	(1,284)
Principal payments on long-term debt	(2,500)	–
Net proceeds from line of credit	7,500	–
Proceeds from long-term debt	50,000	–
Net cash provided by (used in) financing activities	181,899	(328)
Effect of exchange rate changes on cash	1,976	4,840
Net increase (decrease) in cash and cash equivalents for the period	(19,864)	14,251
Cash and cash equivalents, beginning of period	99,321	78,961
Cash and cash equivalents, end of period	$ 79,457	$ 93,212

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

The accompanying unaudited consolidated financial statements of Insituform Technologies, Inc. and its subsidiaries (collectively, “Insituform” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2009 and the results of operations for the three and six months ended June 30, 2009 and 2008 and the statements of equity and cash flows for the six months ended June 30, 2009 and 2008. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Acquisitions

The Company recently acquired two companies that expand the range of products and services the Company offers in the Energy and Mining sector.

On February 20, 2009, the Company acquired the business of The Bayou Companies, L.L.C. and its related entities (“Bayou”) and the noncontrolling interests of certain subsidiaries of Bayou pursuant to certain agreements dated January 31, 2009. Bayou provides cost-effective solutions to energy and infrastructure companies primarily in the Gulf of Mexico and North America. Bayou’s products and services include internal and external pipeline coating, lining, weighting and insulation. Bayou also provides specialty fabrication services for offshore deepwater installations, including project management and logistics. The purchase price for Bayou was $127.9 million in cash. The Company may be required to pay up to an additional $7.5 million plus 50% of Bayou’s excess earnings if the Bayou business achieves certain financial performance targets over a three-year period (the “earnout”). The aggregate purchase price for the noncontrolling interests was $8.5 million and consisted of $4.5 million in cash, a $1.5 million promissory note and 149,016 shares of our common stock. The Company used proceeds from its equity offering completed in February 2009 to fund the cash purchase price for Bayou and a portion of the purchase for the noncontrolling interests.

On March 31, 2009, the Company acquired Corrpro Companies, Inc. (“Corrpro”) pursuant to an agreement dated February 1, 2009. Corrpro is a premier provider of corrosion protection and pipeline maintenance services in North America and the United Kingdom. Corrpro’s comprehensive line of fully-integrated corrosion protection products and services includes: (i) engineering; (ii) product and material sales; (iii) construction and installation; (iv) inspection, monitoring and maintenance; and (v) coatings. The purchase price for Corrpro consisted of cash consideration paid to the Corrpro shareholders of $65.2 million. In addition, the Company repaid $26.3 million of indebtedness of Corrpro. The total acquisition cost for Corrpro was approximately $91.5 million. The Company paid the purchase price for Corrpro with borrowings under its credit facility entered into in March 2009.

The Company has completed its initial accounting for these acquisitions in accordance with the guidance included in Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS No. 141(R)”). The Company has recorded finite-lived intangible assets at their determined fair value related to non-compete agreements, customer relationships, licenses, backlog, favorable lease terms, tradenames and trademarks. The acquisitions resulted in goodwill related to, among other things, growth opportunities and unidentified intangible assets. Approximately $9.6 million of goodwill is expected to be deductible for tax purposes. Additionally, the Company recorded the fair value of the Bayou earnout at $5.0 million as part of the acquisition accounting.

The Company has not completed its final purchase price accounting of the acquisitions due to the timing of the acquisitions. As the Company completes its final accounting for these acquisitions, there may be changes, some of which may be material, to this initial accounting.

The Company performed an evaluation of the guidance included in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Based on that evaluation, the Company included Bayou and Corrpro as part of its Energy and Mining reportable segment. See Note 10 for additional information regarding the Company’s segments.

In accordance with SFAS No. 141(R), the Company expensed all costs related to the acquisitions in the first quarter of 2009. The total costs related to the acquisitions were $8.2 million, which consisted of transaction costs of $7.3 million and severance costs for certain Corrpro employees of $0.9 million. In addition, the Company incurred $1.2 million in costs directly related to its stock offering. These costs were recorded as a reduction to additional paid-in capital on the consolidated balance sheet.

Bayou contributed revenues and net income to the Company for the period from February 20, 2009 through June 30, 2009 of $30.1 million and $0.2 million, respectively. Corrpro contributed revenues and net income to the Company for the period from April 1, 2009 through June 30, 2009 of $41.6 million and $1.6 million, respectively. The following unaudited pro forma summary presents combined information of the Company as if these business combinations had occurred on January 1, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009 (2)	2008

Revenues	$ 183,196	$ 219,134	$ 362,401	$ 415,245
Net income (loss)(1)	6,546	10,395	(12,472)	16,162
         _________

(1)	Includes amortization of identified intangibles and depreciation of the excess of fair value of acquired fixed assets over their pre-acquired recorded value from purchase price allocation.
(2)
Includes non-recurring items related to $11.3 million of after-tax acquisition-related costs incurred by the Company, Bayou and Corrpro and $8.2 million of after-tax expenses related to mark-to-market of Corrpro warrants prior to the acquisition, early termination fees and the write-off of deferred financing fees related to previously outstanding Corrpro debt.

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2008, together with the consequential tax effects.

The following table summarizes the consideration transferred to acquire Bayou and Corrpro at the respective acquisition date (in thousands):

	Bayou	Corrpro
Cash and repayment of debt	$ 132,419	$ 91,549
Issuance of Insituform shares to Bayou’s noncontrolling interest shareholders	2,500	–
Six-month note payable to noncontrolling interest shareholders	1,500	–
Estimated earnout payments to Bayou shareholders	5,000	–
Total consideration transferred	$ 141,419	$ 91,549

The following table summarizes the amounts of identified assets acquired and liabilities assumed at their acquisition date fair value, as well as the fair value of the noncontrolling interests in Bayou at each company’s acquisition date (in thousands):

	Bayou	Corrpro
Cash	$ 68	$ 14,186
Receivables and cost and estimated earnings in excess of billings	13,526	31,824
Inventory	3,294	10,498
Prepaid expenses and other current assets	2,842	2,538
Property, plant and equipment	50,816	15,275
Identified intangible assets	32,111	38,786
Investments	21,643	–
Other assets	1,090	1,316
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(8,003)	(26,262)
Other long-term liabilities	(14,277)	(20,393)
Total identifiable net assets	103,110	67,768

Total consideration transferred	$ 141,419	$ 91,549
Less: total identifiable net assets	103,110	67,768
Goodwill at March 31, 2009	38,309	23,781

The following adjustments were made during the second quarter of 2009 as the Company continued its purchase price accounting:

	Bayou	Corrpro
Total identifiable net assets at March 31, 2009	$ 114,809	$ 62,039
Inventory	(100)	(1,366)
Property, plant and equipment	(61)	4,768
Identifiable intangible assets	490	5,436
Investments	(11,457)	–
Other adjustments to working capital	(571)	(3,109)
Total identifiable net assets at June 30, 2009	103,110	67,768

Goodwill at March 31, 2009	26,610	29,510
Increase (decrease) in goodwill related to acquisitions	11,699	(5,729)
Goodwill at June 30, 2009	38,309	23,781

The reduction of the Bayou purchase price allocated to investments resulted from a change in the preliminary valuation and purchase price allocation.  Additionally, changes could be made as the purchase price allocation for both Bayou and Corrpro is completed, some of which may be material.

In accordance with SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), the Company determined that the non-financial assets and liabilities summarized above are derived from significant unobservable inputs (“Level 3 inputs”).

In connection with its acquisition of Corrpro, the Company assumed an obligation associated with a contributory defined benefit pension plan sponsored by a subsidiary of Corrpro located in the United Kingdom. Employees of this Corrpro subsidiary no longer accrue benefits under the plan; however, Corrpro continues to be obligated to fund prior period benefits. Corrpro funds the plan in accordance with recommendations from independent actuaries. The benefit obligation and plan assets at March 31, 2009, the date of acquisition, approximated $5.1 million and $4.9 million, respectively. Accordingly, the Company has recorded the unfunded status of this plan of approximately $0.2 million as part of its purchase accounting for the acquisition of Corrpro, which is subject to adjustment based on the results of a final actuarial analysis. Plan assets consist of investments in equity and debt securities as well as cash. The Company expects both the pension expense and funding requirements for the year ended December 31, 2009 to be immaterial to the Company’s consolidated financial position and results of operations.

On June 30, 2009, the Company acquired the shares of its joint venture partner, VSL International Limited (“VSL”), in Insituform Asia Limited (“IAL”), and Insituform Pacific Pty Limited (“IPPL”), its Hong Kong and Australia joint venture operations, respectively in order to expand the Company’s operations in both Hong Kong and Australia. Prior to these acquisitions, the Company owned 50% of the shares in each entity and VSL owned the other 50% interest in each entity. The aggregate purchase price for VSL’s 50% interests in both companies was approximately $0.3 million. The Company recorded $3.2 million of goodwill in its Asia-Pacific Sewer Rehabilitation segment as a result of the IAL and IPPL transactions. The preliminary goodwill amount exceeds the aggregate purchase price because the Company’s investment in IAL and IPPL prior to the acquisitions was a deficit. The Company also contributed additional capital into these entities resulting in IAL and IPPL making further payments to VSL in relation to intercompany debts owing of an aggregate of approximately $1.5 million. In addition, the Company took responsibility to provide support under its credit facility for IAL and IPPL's existing working capital and performance bonding needs. The Company has not completed its final purchase price accounting of the acquisitions due to the timing of the acquisitions. As the Company completes its final accounting for these acquisitions, there may be changes, some of which may be material, to its initial accounting. In accordance with SFAS No. 141(R), the Company expensed all costs related to these acquisitions in the second quarter of 2009. As a result of the acquisitions, the balance sheets of IAL and IPPL are included in the Company’s consolidated balance sheet at June 30, 2009. For all periods prior to June 30, 2009, the Company accounted for these entities using the equity method of accounting.

2.        ACCOUNTING POLICIES

    Newly Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands required disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is a market-based measurement that should be based on the assumptions that market participants would use in pricing an asset or liability. See Note 8 for additional information on our adoption of SFAS No. 157. The Company adopted SFAS No. 157 as of January 1, 2008 for financial assets and liabilities and as of January 1, 2009 for non-financial assets and liabilities, except those already reported at fair value on a recurring basis. The impact of the adoption of SFAS No. 157 for financial assets and liabilities at January 1, 2008 was not material. The impact of the adoption of SFAS No. 157 for non-financial assets and liabilities at January 1, 2009 impacted the purchase accounting for the Company’s acquisitions of Bayou and Corrpro as shown in Note 1 to the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), which replaced SFAS No. 141, Business Combinations. SFAS No. 141(R) applies to all transactions in which an entity obtains control of one or more businesses and combinations without the transfer of consideration. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed in the transaction at fair value; it requires certain contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; and it requires expensing of acquisition-related costs as incurred, among other provisions. SFAS No. 141(R) was effective as of January 1, 2009. It applies prospectively to business combinations completed on or after that date. Refer to Note 1 for further information regarding the application of SFAS No. 141(R) on our recent acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), which establishes accounting and reporting standards for minority interests, which are recharacterized as noncontrolling interests. Under the provisions of SFAS No. 160, noncontrolling interests are classified as a component of equity separate from the parent’s equity; purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions; net income attributable to the noncontrolling interest are included in consolidated net income in the statement of operations; and upon a loss of control, the interest sold, as well as any interest retained, is recorded at fair value, with any gain or loss recognized in earnings. SFAS No. 160 was effective for the Company as of the beginning of its 2009 fiscal year. It applies prospectively, except for the presentation and disclosure requirements, for which it applies retroactively.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161). This Statement changes the disclosure requirements for derivative instruments and hedging activities to include enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB SFAS No. 33, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 was effective for the Company as of January 1, 2009. Refer to Note 8 to this report for further information.

On April 9, 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP 107-1"), which increases the frequency of fair value disclosures for financial instruments that are within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Statements (“SFAS No. 107”), requiring public entities to provide these disclosures on a quarterly basis rather than just annually. FSP 107-1 became effective for the Company during the second quarter of 2009. Refer to Note 5 in this consolidated report for further information related to the Company's adoption of FSP 107-1 in relation to its long-term debt. All other recorded book values of assets and liabilities within the scope of SFAS No. 107 are reasonable estimates of their fair value as of June 30, 2009 and December 31, 2008.

In June 2009, the FASB confirmed that the FASB Accounting Standards Codification (the “Codification”) will be the single official source of authoritative GAAP (other than guidance issued by the Securities and Exchange Commission), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. The Codification will be effective for interim and annual periods ending on or after September 15, 2009. Following the effective date, only one level of authoritative GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Company will apply the Codification beginning in the third quarter of fiscal 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which established principles and requirements for subsequent events. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. SFAS No 165 is effective for interim or annual reporting periods ending after June 15, 2009. The Company has evaluated subsequent events through July 30, 2009, which coincides with the issuance of its financial statements for the period ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 (“FIN 46(R)”). SFAS No. 167 becomes effective for the Company on January 1, 2010. The Company is still assessing the potential impact of the adoption of SFAS No. 167.

    Variable Interest Entities

The Company evaluates all transactions and relationships with variable interest entities (“VIE”) to determine whether the Company is the primary beneficiary of the entities in accordance with FIN 46(R). As of June 30, 2009, the Company consolidated certain VIEs based on this evaluation. Also, as of June 30, 2009, the Company had significant interests in several VIEs primarily through its joint venture arrangements for which it did not have controlling financial interests and, accordingly, was not the primary beneficiary. See Note 1 to the consolidated financial statements contained in this report for information regarding the change in the reporting of IAL and IPPL. There were no additional changes in the status of the Company’s VIE or primary beneficiary designations that occurred during the first six months of 2009.

The Company has entered into several contractual joint ventures in order to develop joint bids on certain contracts for its installation business. In these cases, the Company could be required to complete the joint venture partner’s portion of the contract if the partner was unable to complete its portion. The Company would be liable for any amounts for which the Company itself could not complete the work and for which a third party contractor could not be located to complete the work for the amount awarded in the contract. In such cases, the additional obligations could result in reduced profits or, in some cases, significant losses for the Company’s joint ventures. The Company currently assesses the impact of these joint ventures on its consolidated financial position, financial performance and cash flows to be immaterial.

3.         SHARE INFORMATION

    Earnings (loss) per share have been calculated using the following share information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average number of common shares used for basic EPS	38,466,050	27,572,992	35,741,858	27,521,807
Effect of dilutive stock options and restricted stock	690,884	753,448	680,371	600,402
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	39,156,934	28,326,440	36,422,229	28,122,209

The Company excluded 529,189 and 468,690 stock options for the three months ended June 30, 2009 and 2008, respectively, and 517,416 and 543,491 stock options for the six months ended June 30, 2009 and 2008, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

4.        ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets include license agreements, contract backlog, favorable lease terms, trademarks and tradenames, non-compete agreements, customer relationships and patents. Intangible assets at June 30, 2009 and December 31, 2008 were as follows (in thousands):

		As of June 30, 2009			As of December 31, 2008
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

License agreements	11	$ 3,894	$ (2,221)	$ 1,673	$ 3,894	$ (2,139)	$ 1,755
Contract backlog	1	3,010	(627)	2,383	–	–	–
Leases	22	1,237	(19)	1,218	–	–	–
Trademarks and tradenames	20	14,400	(207)	14,193	–	–	–
Non-compete agreements	2	740	(90)	650	–	–	–
Customer relationships	16	53,307	(1,643)	51,664	1,797	(633)	1,164
Patents	16	22,837	(14,170)	8,667	21,431	(13,997)	7,434
Total		$ 99,425	$ (18,977)	$ 80,448	$ 27,122	$ (16,769)	$ 10,353

Amortization expense was $1.7 million and $0.1 million for the three months ended June 30, 2009 and 2008, respectively. Amortization expense was $2.2 million and $0.1 million for the six months ended June 30, 2009 and 2008, respectively. Estimated amortization expense is as follows (in thousands):

2009
Estimated amortization expense:
For year ending December 31, 2009	5,806
For year ending December 31, 2010	6,464
For year ending December 31, 2011	6,242
For year ending December 31, 2012	4,718
For year ending December 31, 2013	4,707

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

At the Company’s election, borrowings under the New Facility will bear interest at either (i) a fluctuating rate of interest equal on any day to the higher of Bank of America, N.A.’s announced prime rate, the Federal Funds Rate plus 0.50% or the one-month LIBOR plus 1.0%, plus in each case a margin ranging from 1.75% to 3.00%, or (ii) rates of interest fixed for one, two, three or six months at the British Bankers Association LIBOR Rate for such period plus a margin ranging from 2.75% to 4.00%. The applicable margins are determined quarterly based upon the Company’s consolidated leverage ratio. The current annualized rate at June 30, 2009 was 3.97%.

The New Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. The New Facility also provides for events of default, including in the event of non-payment or certain defaults under other outstanding indebtedness of the Company. The Company was in compliance with these covenants at June 30, 2009.

This New Facility replaced the Company’s credit facility that was due to expire on April 30, 2009. Letters of credit that were outstanding as of March 31, 2009 under the expiring facility were converted to letter of credit borrowings under the New

Facility. As of June 30, 2009, the Company had $19.3 million in letters of credit issued and outstanding, under the New Facility. $15.2 million of which was collateral for the benefit of certain of the Company’s insurance carriers, $1.5 million was collateral for work performance and $2.6 million was for security in support of working capital, leasing and performance bonding needs resulting from the consolidation of IPPL and IAL in connection with the Company’s acquisition of its joint venture partner's 50% ownership interest in such entities as of June 30, 2009. See Note 1 to the consolidated financial statements.

In connection with its acquisition of Corrpro Companies, Inc. on March 31, 2009, the Company borrowed the entire amount of the term loan of $50.0 million and approximately $7.5 million under the revolving line of credit. See Note 1 to the consolidated financial statements contained in this report for more information.

The Company’s total indebtedness as of June 30, 2009 consisted of the Company’s $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013, a $47.5 million term loan and $7.5 million borrowed against the Company’s revolving line of credit under the New Facility, notes payable of $1.5 million related to the purchase of Bayou noncontrolling interests, $2.4 million of third party notes and bank debt resulting from the consolidation of IPPL and IAL in connection with the Company’s acquisition of its joint venture partners 50% ownership interest in such entities as of June 30, 2009 and certain notes associated with the Company’s operations in India. The Company’s total indebtedness at December 31, 2008 consisted of the Company’s $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013, and $0.9 million of other notes related to the financing of certain insurance premiums.

At June 30, 2009 and December 31, 2008, the estimated fair value of the Company’s long-term debt was approximately $110.0 million and $68 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity.

Debt Covenants

At June 30, 2009, the Company was in compliance with all of its debt covenants as required under the Senior Notes and New Facility. The Company believes it has adequate resources to fund future cash requirements and debt repayments for at least the next twelve months with cash generated from operations, existing cash balances, additional short- and long-term borrowings and the sale of assets.

6.        EQUITY-BASED COMPENSATION

At June 30, 2009, the Company had two active equity-based compensation plans under which equity-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. There are an aggregate of 2.7 million shares authorized for issuance under these plans. At June 30, 2009, approximately 2.5 million shares remained available for future issuance under the 2009 Employee Equity Incentive Plan (the “2009 Employee Plan”) and approximately 0.1 million shares under the 2006 Non Employee Director Equity Incentive Plan (the “2006 Director Plan”).

Restricted Awards

Restricted awards, which include shares of restricted stock and restricted stock units, of the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company under the 2009 Employee Plan. Restricted award compensation is recorded based on the award date fair value and charged to expense ratably through the restriction period. Forfeitures of unvested stock awards cause the reversal of all previous expense recorded as a reduction of current period expense.

A summary of restricted award activity during the six months ended June 30, 2009 follows:

	Restricted Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2009	475,787	$ 14.25
Awarded	394,660	12.92
Shares distributed	(22,588)	20.09
Forfeited	(19,021)	13.69
Outstanding at June 30, 2009	828,838	$ 13.47

Expense associated with restricted awards was $1.5 million and $0.9 million in the first six months of 2009 and 2008,

respectively. Unrecognized pre-tax expense of $8.0 million related to restricted awards is expected to be recognized over the weighted average remaining service period of 2.2 years for awards outstanding at June 30, 2009.

For the three months ended June 30, 2009, expense associated with restricted awards was $0.9 million compared to $0.5 million for the same period in 2008.

Deferred Stock Unit Awards

Deferred stock units are awarded to directors of the Company under the 2009 Director Plan. Deferred stock units represent the Company’s obligation to transfer one share of the Company’s common stock to the award recipient at a future date and generally are fully vested on the date of award. The expense related to the issuance of deferred stock units is recorded according to vesting.

A summary of deferred stock unit activity during the six months ended June 30, 2009 follows:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2009	130,018	$ 18.46
Awarded	29,970	16.25
Shares distributed	–	–
Forfeited	–	–
Outstanding at June 30, 2009	159,988	18.04

Expense associated with awards of deferred stock units in the three and six months ended June 30, 2009 was $0.5 million compared to $1.1 million in the same periods in 2008.

Stock Options

Stock options on the Company’s common stock are granted from time to time to executive officers and certain key employees of the Company under the 2009 Employee Plan. Stock options granted generally have a term of seven years and an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of stock option activity during the six months ended June 30, 2009 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	1,032,773	$ 19.18
Granted	327,363	12.88
Exercised	(750)	14.65
Canceled/Expired	(82,358)	17.91
Outstanding at June 30, 2009	1,277,028	17.65
Exercisable at June 30, 2009	734,137	20.68

The weighted average grant-date fair value of options granted during the six months ended June 30, 2009 was $5.92.  In the first six months of 2009, the Company collected $0.01 million from stock option exercises that had a total intrinsic value of $0.01 million. In the first six months of 2008, the Company collected $0.2 million from stock option exercises that had a total intrinsic value of $0.1 million. In the six months ended June 30, 2009 and 2008, the Company recorded expense of $0.4 million and $0.7 million, respectively, related to stock option grants. The intrinsic value of in-the-money stock options outstanding was $2.7 million and $0.9 million at June 30, 2009 and 2008, respectively. The aggregate intrinsic value of exercisable stock options was $0.8 million and $0.2 million at June 30, 2009 and 2008, respectively. The intrinsic value calculation is based on the Company’s closing stock price of $16.97 on June 30, 2009. Unrecognized pre-tax expense of $2.0 million related to stock option grants is expected to be recognized over the weighted average remaining contractual term of 2.3 years for awards outstanding at June 30, 2009.

The Company uses a lattice-based option pricing model. The fair value of stock options granted during the six-month periods ended June 30, 2009 and 2008 was estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

	For the Six Months Ended June 30,
	2009		2008
	Range	Weighted Average	Range	Weighted Average
Volatility	49.5% – 50.1%	50.1%	37.3% – 41.9%	40.6%
Expected term (years)	7.0	7.0	4.5	4.5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free rate	2.5% – 3.2%	2.5%	4.4%–4.6%	4.4%

7.        COMMITMENTS AND CONTINGENCIES

Litigation

In December 2003, Environmental Infrastructure Group, L.P. (“EIG”) filed suit in the District Court of Harris County, Texas, against several defendants, including Kinsel Industries, Inc. (“Kinsel”), a wholly-owned subsidiary of the Company, seeking unspecified damages. The suit alleges, among other things, that Kinsel failed to pay EIG monies due under a subcontractor agreement. In February 2004, Kinsel filed an answer, generally denying all claims, and also filed a counter-claim against EIG based upon EIG’s failure to perform work required of it under the subcontract. In June 2004, EIG amended its complaint to add the Company as an additional defendant and included a claim for lost opportunity damages. In December 2004, the Company and Kinsel filed third-party petitions against the City of Pasadena, Texas, on the one hand, and Greystar-EIG, LP, Grey General Partner, LLC and Environmental Infrastructure Management, LLC (collectively, the “Greystar Entities”), on the other hand. EIG also amended its petition to add a fraud claim against Kinsel and the Company and also requested exemplary damages. The original petition filed by EIG against Kinsel seeks damages for funds that EIG claims should have been paid to EIG on a wastewater treatment plant built for the City of Pasadena. Kinsel’s third-party petition against the City of Pasadena seeks approximately $1.6 million in damages. The third-party petition against the Greystar Entities seeks damages based upon fraudulent conveyance, alter ego and single business enterprise (the Greystar Entities are the successors-in-interest to all or substantially all of the assets of EIG, now believed to be defunct). On February 16, 2009, the Court heard the City of Pasadena’s renewed plea to the jurisdiction and motion for summary judgment. On March 12, 2009, the Court denied the City’s motion for summary judgment and found that Kinsel’s claims are statutorily recoverable because they fall within the statutory sovereign immunity waiver exceptions. The City has appealed and the case has been stayed pending the appeal. The Company believes that the factual allegations and legal claims made against it and Kinsel are without merit and intends to vigorously defend them.

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

The Company’s excess comprehensive general liability insurance coverage is in an amount far greater than the costs associated with the liner removal and re-installation. The Company believed the “Contractor Rework” special endorsement applied to the excess insurance coverage; it incurred costs in excess of the primary coverage and it notified its excess carrier of the claim in 2003. The excess insurance carrier denied coverage.

In March 2004, the Company filed a lawsuit in United States District Court in Boston, Massachusetts against its excess insurance carrier for such carrier’s failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage.  In March 2005, the Court granted the Company’s partial motion for summary judgment, concluding that the Company’s policy with its excess insurance carrier followed form to the Company’s primary insurance carrier’s policy. On May 25, 2006, the Court entered an order denying a motion for reconsideration previously filed by the excess insurance carrier, thereby reaffirming its earlier opinion. In September 2006, the Company filed a motion for summary judgment as to the issue of whether the primary insurance carrier’s policy provided coverage for the underlying claim and as to the issue of damages. The excess insurance carrier also filed a motion for summary judgment as to the issue of primary coverage. On September 28, 2007, the Court entered an order that granted the Company’s motion for summary judgment as to liability and denied the excess insurance carrier’s motion. The Court found that the excess carrier’s policy followed form to the primary policy and that the claim was covered under both policies. However, the Court found that there were factual questions as to the amount of the Company’s claim. The case was set for a jury trial as to damages on February 4, 2008. The day before trial was to begin, the excess insurance carrier advised the Court that it would stipulate to a damage award equal to the award the Company would ask the jury to award, $6.1 million. On March 31, 2008, the Court entered a final judgment (the “Judgment”) in favor of the Company in the amount of $7.7 million ($6.1 million in actual damages and $1.6 million in prejudgment interest). The excess insurance carrier appealed the judgment to the United States Court of Appeals for the First Circuit and the Company filed a cross appeal. As of March 31, 2009, the Company had recorded a claim receivable related to this matter of $8.1 million which was composed of actual remediation costs, pre-judgment interest and post-judgment interest.  Based on several factors, including but not limited to the court decisions prior to this date, the Company believed the realizability of this claim amount was probable.

On December 19, 2008, the Company purchased a judgment protection insurance policy (the “Policy”) to ensure the Judgment in the event of reversal by the Court of Appeals. The full amount of the Judgment was insured. Under the Policy, the insurer is obligated to pay the Company the amount of the Judgment less a retention within 30 days after the Court of Appeals’ order becomes final and unappealable.

On May 22, 2009, the Court of Appeals vacated the Judgment and remanded the case to the District Court for dismissal of the Company’s complaint against the excess insurance carrier, finding that the excess policy did not follow form to the primary policy. On July 1, 2009, the Court of Appeals denied the Company’s Petition for Rehearing and Rehearing En Banc.  As a result of this adverse ruling, the Company no longer believes that the realizability of the claim against its excess insurance carrier is probable.  However, realizability of the claim against the insurer under the terms of the Policy is considered probable. The Company did recognize a charge to earnings in the quarter ended June 30, 2009 of $0.2 million related to this matter.

Other Litigation

The Company is involved in certain other litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such other litigation will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Guarantees

The Company has entered into several contractual joint ventures in order to develop joint bids on contracts for its installation business. In these cases, the Company could be required to complete the joint venture partner’s portion of the contract if the partner were unable to complete its portion. The Company would be liable for any amounts for which the Company itself could not complete the work and for which a third party contractor could not be located to complete the work for the amount awarded in the contract. While the Company would be liable for additional costs, these costs would be offset by any related revenues due under that portion of the contract. The Company has not experienced material adverse results from such arrangements. Based on these facts, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows as a result of these arrangements.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at June 30, 2009 on its consolidated balance sheet.

8.        DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations. The Company’s foreign currency forward contracts as of June 30, 2009 relate only to Euro and Pound Sterling exchange rates. At June 30, 2009, a net deferred loss of $1.2 million related to these hedges was recorded in other current liabilities and other comprehensive income on the consolidated balance sheet. All hedges were effective, and therefore, no gain or loss was recorded in the consolidated statements of operations.

In May 2009, the Company entered into an interest rate swap agreement, for a notional amount of $25.0 million, which expires in March 2012. The swap notional amount mirrors the amortization of $25.0 million of the Company’s $50.0 million term loan.  The swap requires the Company to make a monthly fixed rate payment of 1.63% calculated on the $25 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the $25.0 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR based interest cost on a corresponding $25.0 million portion of the Company's term loan. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement,  and is accounted for as a cash flow hedge. At June 30, 2009, a net deferred gain of $0.05 million related to these hedges was recorded in other current assets and other comprehensive income on the consolidated balance sheet. This hedge was effective, and therefore, no gain or loss was recorded in the consolidated statements of operations.

The following table summarizes the Company’s foreign currency forward contracts at June 30, 2009:

			Weighted
			Average
			Remaining	Average
		Notional	Maturity	Exchange
	Position	Amount	in Months	Rate
Euro	Sell	€5,000,000	0.2	1.28
Pound Sterling	Sell	£5,000,000	0.2	1.53

The following table summarizes the Company’s foreign currency forward contracts at December 31, 2008:

			Weighted
			Average
			Remaining	Average
		Notional	Maturity	Exchange
	Position	Amount	in Months	Rate
Canadian Dollar	Sell	$13,500,000	0.4	1.012
Canadian Dollar	Buy	$10,500,000	0.2	1.294
Euro	Sell	€18,500,000	1.8	1.472
Pound Sterling	Buy	£5,000,000	0.2	1.445
Pound Sterling	Sell	£10,000,000	3.2	1.745

In accordance with SFAS No. 157, the Company determined that the instruments summarized above are derived from significant unobservable inputs, referred to as Level 3 inputs. The following table presents a reconciliation of the beginning and ending balances of the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs at June 30, 2009, which consists only of the items summarized above (in thousands):

	Three Months Ended June 30,
	2009	2008
Beginning balance, April 1	$ 229	$ 109
Deferred gain recorded in other comprehensive income related to interest rate swap	48	–
Loss included in other comprehensive income	(1,485)	(316)
Ending balance, June 30	$ (1,208)	$ (207)

	Six Months Ended June 30,
	2009	2008
Beginning balance, January 1	$ 7,161	$ (55)
Expiration of prior foreign currency forward contracts included in other comprehensive income	(7,873)	–
Deferred gain recorded in other comprehensive income related to interest rate swap	48	–
Loss included in other comprehensive income	(544)	(152)
Ending balance, June 30	$ (1,208)	$ (207)

The provisions of SFAS No. 157, were adopted for non-financial assets and liabilities on January 1, 2009. See Note 1 to the consolidated financial statements contained in this report for more information about the adoption of this standard as it related to the Company’s acquisition of Bayou and Corrpro.

On July 7, 2009, a $1.1 million loss was subsequently recorded in other comprehensive income, a balance sheet account, related to expiration of two open foreign currency forward contracts at June 30, 2009.

9.        DISCONTINUED OPERATIONS

The Company has classified the results of operations of its tunneling business as discontinued operations for all periods presented. Substantially all existing tunneling business activity had been completed in early 2008.

Operating results for discontinued operations are summarized as follows for the three and six months ended June 30, 2009 (in thousands):

	Three Months Ended June 30,		Six Month Ended June 30,
	2009	2008	2009	2008
Revenues	$ (590)	$ 1,963	$ (590)	$ 7,571
Gross loss	(698)	(699)	(651)	(734)
Operating expenses	759	549	956	584
Closure reversals of tunneling business	–	–	–	(477)
Operating loss	(1,457)	(1,248)	(1,607)	(1,318)
Loss before tax benefits	(1,457)	(813)	(1,607)	(946)
Tax benefits	(265)	(297)	(317)	(343)
Net loss	(1,192)	(516)	(1,290)	(603)

The Company took a $0.9 million write-down associated with the settlement of a previously recorded claim during the second quarter of 2009, which resulted in a reversal of $0.6 million in previously recorded revenues.

Balance sheet data for discontinued operations was as follows at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008

Receivables, net	$ 244	$ 2,235
Retainage	4,164	5,917
Claims and costs and estimated earnings in excess of billings	4,453	5,104
Prepaid expenses and other current assets	143	448
Property, plant and equipment, less accumulated depreciation	2,903	3,256
Other assets	2,454	2,587
Total assets	$ 14,361	$ 19,547

Current liabilities	$ 1,402	$ 1,541
Other liabilities	509	818
Total liabilities	$ 1,911	$ 2,359

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

Financial information by segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues:
North American Sewer Rehabilitation	$ 83,687	$ 87,095	$ 164,192	$ 168,149
European Sewer Rehabilitation	20,708	26,647	38,915	52,257
Asia-Pacific Sewer Rehabilitation	6,597	2,152	12,342	3,691
Water Rehabilitation	2,493	1,949	4,451	3,821
Energy and Mining	69,711	17,742	91,308	33,594
Total revenues	$ 183,196	$ 135,585	$ 311,208	$ 261,512

Gross profit (loss):
North American Sewer Rehabilitation	$ 22,383	$ 19,830	$ 40,832	$ 36,219
European Sewer Rehabilitation	5,644	5,276	10,142	9,996
Asia-Pacific Sewer Rehabilitation	1,714	604	3,768	1,085
Water Rehabilitation	(80)	368	(254)	429
Energy and Mining	18,255	5,052	24,101	10,287
Total gross profit	$ 47,916	$ 31,130	$ 78,589	$ 58,016

Operating income (loss):
North American Sewer Rehabilitation	$ 9,701	$ 3,930	$ 15,520	$ 5,162
European Sewer Rehabilitation	1,168	(487)	1,025	(1,437)
Asia-Pacific Sewer Rehabilitation	532	179	1,794	349
Water Rehabilitation	(807)	(677)	(2,036)	(1,260)
Energy and Mining	2,876	3,271	(2,754)	6,656
Total operating income	$ 13,470	$ 6,216	$ 13,549	$ 9,470

The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues:
United States	$ 126,195	$ 83,314	$ 213,261	$ 161,947
Canada	22,925	13,703	34,642	25,908
Europe	24,074	27,452	42,298	53,994
Other foreign	10,002	11,116	21,007	19,663
Total revenues	$ 183,196	$ 135,585	$ 311,208	$ 261,512

Gross profit:
United States	$ 32,152	$ 18,470	$ 51,753	$ 34,453
Canada	6,352	4,947	9,565	8,869
Europe	6,681	5,385	11,051	10,169
Other foreign	2,731	2,328	6,220	4,525
Total gross profit	$ 47,916	$ 31,130	$ 78,589	$ 58,016

Operating income (loss):
United States	$ 6,690	$ 2,308	$ 1,723	$ 3,559
Canada	4,289	3,203	6,570	5,392
Europe	1,344	(750)	1,733	(2,321)
Other foreign	1,147	1,455	3,523	2,840
Total operating income	$ 13,470	$ 6,216	$ 13,549	$ 9,470

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

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (see Note 2 to consolidated financial statements included in this report).

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

We are organized into five reportable segments: North American Sewer Rehabilitation, European Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation, Water Rehabilitation and Energy and Mining. We believe that this segment disclosure provides a high level of transparency into our businesses and insight into our results. We also believe that this segmentation is helpful in articulating our strategic direction to our investors.

Our long-term strategy consists of: first, streamlining our rehabilitation and energy and mining operations in North America and in Europe by improving project execution, cost management practices, including the reduction of redundant fixed costs, and product mix and by identifying opportunities to streamline key management functions and processes to improve our profitability; second, growing our water rehabilitation business by leveraging our premier brand and experience of successfully innovating and delivering technologies and services; third, expanding all of our businesses in key emerging markets such as Eastern Europe, India and Asia; and fourth, expanding our position in the growing and profitable energy and mining and water rehabilitation sectors through organic growth, selective acquisitions of companies, which may be significant in size, and by conducting complimentary product and technology acquisitions.

On February 20, 2009, we acquired the business of The Bayou Companies, L.L.C. and its related entities, referred to herein as “Bayou,” and the noncontrolling interests of certain subsidiaries of Bayou pursuant to certain agreements dated January 31, 2009. Bayou provides cost-effective solutions to energy and infrastructure companies primarily in the Gulf of Mexico and North America. Bayou’s products and services include internal and external pipeline coating, lining, weighting and insulation. Bayou also provides specialty fabrication services for offshore deepwater installations, including project management and logistics. The purchase price for Bayou consisted of $127.9 million in cash. We may be required to pay up to an additional $7.5 million plus 50% of Bayou’s excess earnings if the Bayou business achieves certain financial performance targets. The aggregate purchase price for the noncontrolling interests was $8.5 million and consisted of cash, a promissory note and shares of our common stock. We used proceeds from our equity offering completed in February 2009 to fund the purchase price for Bayou and a portion of the cash purchase price for the noncontrolling interests. The financial results of Bayou for the 39-day period that we owned Bayou in the first quarter and the complete second quarter are included in the results of our Energy and Mining segment.

On March 31, 2009, we acquired Corrpro Companies, Inc., referred to herein as “Corrpro,” pursuant to an agreement dated February 1, 2009. Corrpro is a premier provider of corrosion protection and pipeline maintenance services in North America and the United Kingdom. Corrpro’s comprehensive line of fully-integrated corrosion protection products and services includes: (i) engineering; (ii) product and material sales; (iii) construction and installation; (iv) inspection, monitoring and maintenance; and (v) coatings. The purchase price for Corrpro consisted of cash consideration paid to the Corrpro shareholders of $65.2 million. In addition, we repaid $26.3 million of indebtedness of Corrpro. The total acquisition cost for Corrpro was approximately $91.5 million. We paid the purchase price for Corrpro with borrowings under our credit facility entered into in March 2009 and existing cash. The financial results of Corrpro for the second quarter are included in the Energy and Mining segment.

On June 30, 2009, we acquired the shares of our joint venture partner, VSL International Limited, referred to herein as VSL, in Insituform Asia Limited, referred to herein as “IAL,” and Insituform Pacific Pty Limited, referred to herein as “IPPL,” its Hong Kong and Australia joint venture operations, respectively, in order to expand our operations in both Hong Kong and Australia. Prior to these acquisitions, we owned 50% of the shares in each entity and VSL owned the other 50% interest in each entity. The aggregate purchase price for VSL’s 50% interests in both companies was approximately $0.3 million. We recorded $3.2 million of goodwill in its Asia-Pacific Sewer Rehabilitation segment as a result of the transactions. The preliminary goodwill amount exceeds the aggregate purchase price because our investment in IAL and IPPL prior to the acquisitions was a deficit. We also further invested capital into these entities resulting in IAL and IPPL making further payments to VSL in relation to intercompany debts owing of an aggregate of approximately $1.5 million. In addition, we took responsibility to provide support under its credit facility for IAL and IPPL's existing working capital and performance bonding needs. We have not completed the final purchase price accounting of the acquisitions due to the timing of the acquisitions. As we complete the final accounting for these acquisitions, there may be changes, some of which may be material, to its initial accounting. In accordance with SFAS No. 141(R), we expensed all costs related to these acquisitions in the second quarter of 2009. As a result of the acquisitions, the balance sheets of IAL and IPPL are included in our consolidated balance sheet at June 30, 2009. Previously, we accounted for these entities using the equity method of accounting.

Overview – Consolidated Results

Key financial data for our consolidated operations was as follows (dollars in thousands):

			Increase (Decrease)
	2009	2008	$	%
Three Months Ended June 30,
Revenues	$ 183,196	$ 135,585	$ 47,611	35.1%
Gross profit	47,916	31,130	16,786	53.9
Gross margin	26.2%	23.0%		3.2
Operating expenses	34,446	24,914	9,532	38.3
Operating income	13,470	6,216	7,254	116.7
Operating margin	7.4%	4.6%		2.8
Net income from continuing operations attributable to common stockholders	7,738	3,914	3,824	97.7

Six Months Ended June 30,
Revenues	$ 311,208	$ 261,512	$ 49,696	19.0%
Gross profit	78,589	58,016	20,573	35.5
Gross margin	25.3%	22.2%		3.1
Operating expenses	65,040	48,546	16,494	34.0
Operating income	13,549	9,470	4,079	43.1
Operating margin	4.4%	3.6%		0.8
Net income from continuing operations attributable to common stockholders	6,632	5,944	688	11.6

Consolidated net income from continuing operations attributable to common stockholders was $3.8 million, or 97.7%, higher in the second quarter of 2009 than in the second quarter of 2008, and $0.7 million, or 11.6%, higher in the first six months of 2009 compared to the prior year period. Revenues during the second quarter of 2009 increased by $47.6 million, or 35.1%, due the inclusion of Bayou and Corrpro revenues in the quarter. The increase in revenues was offset by declines in revenues in North American Sewer Rehabilitation and our United Pipeline Systems business. Also, the increase in revenues was partially offset by a negative impact of $7.5 million relating to foreign currencies on a consolidated basis. The increase in net income from continuing operations attributable to common stockholders for the second quarter and first six months of 2009 was principally due to improved gross profit results in our North American Sewer Rehabilitation and European Rehabilitation segments. Our gross margins improvement in both segments, coupled with growth in our Asia-Pacific Sewer Rehabilitation segment also helped to drive the improved results. In the first six months of 2009, consolidated income from continuing operations included $8.2 million in transaction and severance costs associated with the acquisitions of Bayou and Corrpro.

Consolidated operating expenses in the second quarter of 2009 increased by $9.5 million, or 38.3%, compared to the corresponding prior year period primarily due to the inclusion of operating expenses from Bayou and Corrpro. The second quarter 2009 consolidated operating expenses included $3.3 million and $10.0 million of expenses for Bayou and Corrpro, respectively. Excluding the operating expenses of Bayou and Corrpro, consolidated operating expenses for the quarter would have decreased by $3.8 million, or 15.1%, due primarily to cost savings generated by our reorganization activities in 2008. In the first six months of 2008, we incurred approximately $1.7 million in expenses related to a proxy contest. In the first six months of 2009, operating expenses increased by $16.5 million due to the operating expenses of Bayou and Corrpro as well as the transaction and severance costs of $8.2 million related to the acquisitions of Bayou and Corrpro.

We experienced a $3.2 million, or 20.2%, and a $5.7 million, or 18.5%, decrease in operating expenses in our North American Sewer Rehabilitation business in the second quarter and first six months of 2009, respectively, compared to the corresponding prior year periods, which partially offset the increase in consolidated operating expenses. We have been focused on cost reduction and realignment efforts, particularly in our North American Sewer Rehabilitation business and corporate support group, over the last twelve months. Our efforts to further reduce our fixed overhead costs will continue as we progress through 2009.

Total contract backlog improved to $462.4 million at June 30, 2009 compared to $289.8 million at June 30, 2008. The June 30, 2009 level of backlog was significantly higher than total contract backlog of $249.1 million at December 31, 2008 due to the addition of $131.3 million total contract backlog of Bayou and Corrpro at June 30, 2009. Excluding the backlog from Bayou and Corrpro, consolidated backlog for the quarter increased by $82.1 million, or 32.9%, and $41.3 million, or 14.3%, compared to December 31, 2008 and June 30, 2008, respectively, due to the record level of backlog in our North American Sewer Rehabilitation segment as a result of improved win-rate and slightly increased market activity.

North American Sewer Rehabilitation Segment

Key financial data for our North American Sewer Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2009	2008	$	%
Three Months Ended June 30,
Revenues	$ 83,687	$ 87,095	$ (3,408)	(3.9)%
Gross profit	22,383	19,830	2,553	12.9
Gross margin	26.7%	22.8%		3.9
Operating expenses	12,682	15,900	(3,218)	(20.2)
Operating income	9,701	3,930	5,771	146.9
Operating margin	11.6%	4.5%		7.1

Six Months Ended June 30,
Revenues	$ 164,192	$ 168,149	$ (3,957)	(2.4)%
Gross profit	40,832	36,219	4,613	12.7
Gross margin	24.9%	21.5%		3.4
Operating expenses	25,312	31,057	(5,745)	(18.5)
Operating income	15,520	5,162	10,358	200.7
Operating margin	9.5%	3.1%		6.4

Revenues
Revenues decreased by $3.4 million, or 3.9%, in our North American Sewer Rehabilitation segment in the second quarter of 2009 compared to the second quarter of 2008. The decrease in revenues was due primarily to the weaker foreign exchange rate of the Canadian dollar compared to the U.S. dollar and the delayed release of certain projects anticipated for the second quarter. Third-party product sales in this segment were $2.5 million and $2.1 million in the second quarter of 2009 and 2008, respectively. Revenues decreased 2.4% in our North American Sewer Rehabilitation segment in the first six months of 2009 compared to the first six months of 2008 for the reasons mentioned above.

Contract backlog in our North American Sewer Rehabilitation segment at June 30, 2009 was $206.8 million. This represented a $46.4 million, or 28.9%, increase from backlog at March 31, 2009. As compared to June 30, 2008, North American Sewer Rehabilitation experienced an increase in contract backlog of $21.4 million, or 11.5%. Certain large project wins that we expected to be awarded in the first quarter were awarded during the second quarter leading to the increased level of backlog at June 30, 2009 compared to March 31, 2009 and June 30, 2008. The increased backlog levels are a result of improved win-rate and slightly increased market activity. We also anticipate bidding opportunities to increase in this market as the impact of the federal stimulus dollars flow into the system.

Gross Profit and Gross Margin
Despite the decrease in revenues, gross profit in our North American Sewer Rehabilitation segment increased $2.6 million, or 12.9%, in the second quarter of 2009 compared to the prior year quarter, primarily due to improved project execution and lower resin and fuel costs. In addition, cost management practices continue to drive a lower overall cost structure. Our gross profit and gross margin for our North American Sewer Rehabilitation segment were also boosted by increased third-party product sales in North America.

We will continue driving improvements in productivity through enhanced project management and crew training, continued implementation of technologies and improved logistics management. We continue to seek avenues for taking advantage of our vertical integration and manufacturing capabilities by expanding our third-party product sales efforts on a global basis. In the second quarter of 2009, our gross margin increased to 26.7% from 22.8% in the second quarter of 2008 as a result of the factors mentioned above.

In the first six months of 2009, gross profit increased by $4.6 million, or 12.7%, over the prior year period, despite the $4.0 million decrease in revenues. In the first six months of 2009, our gross margin increased to 24.9% from 21.5%, a 340 basis point increase.

Operating Expenses
Operating expenses in our North American Sewer Rehabilitation segment decreased by $3.2 million, or 20.2%, during the second quarter of 2009 compared to the second quarter of 2008, primarily due to the cost-cutting and performance improvement initiatives described above. We have been focused on cost reduction and realignment efforts, particularly within this segment. Operating expenses as a percentage of revenues were 15.2% in the second quarter of 2009 compared to 18.3% in the second quarter of 2008.

Operating expenses decreased by $5.7 million, or 18.5%, in the first six months of 2009 compared to the first six months of 2008, primarily due to the cost-cutting and performance improvement initiatives described above. Operating expenses as a percentage of revenues were 15.4% in the first six months of 2009 compared to 18.5% in the first six months of 2008.

Operating Income and Operating Margin
Improved gross profit, as well as lower operating expenses, led to a $5.8 million, or 146.9%, increase in operating income in our North American Sewer Rehabilitation segment in the second quarter of 2009 compared to the second quarter of 2008. The North American Sewer Rehabilitation operating margin, which is operating income as a percentage of revenues, improved to 11.6% in the second quarter of 2009 compared to 4.5% in the second quarter of 2008, an increase of 710 basis points.

Operating income in this segment in the first six months of 2009 increased to $15.5 million compared to $5.2 million in the first six months of 2008, a 200.7% increase. The North American Sewer Rehabilitation operating margin improved to 9.5%, an increase of 640 basis points, in the first six months of 2009 compared to 3.1% in the first six months of 2008.

European Sewer Rehabilitation Segment

Key financial data for our European Sewer Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2009	2008	$	%
Three Months Ended June 30,
Revenues	$ 20,708	$ 26,647	$ (5,939)	(22.3)%
Gross profit	5,644	5,276	368	7.0
Gross margin	27.3%	19.8%		7.5
Operating expenses	4,476	5,763	(1,287)	(22.3)
Operating income (loss)	1,168	(487)	1,655	340.0
Operating margin	5.6%	(1.8)%		7.4

Six Months Ended June 30,
Revenues	$ 38,915	$ 52,257	$ (13,342)	(25.5)%
Gross profit	10,142	9,996	146	1.5
Gross margin	26.1%	19.1%		7.0
Operating expenses	9,117	11,433	(2,316)	(20.3)
Operating income (loss)	1,025	(1,437)	2,462	171.3
Operating margin	2.6%	(2.7)%		5.3

Revenues
Revenues in our European Sewer Rehabilitation segment decreased by $5.9 million, or 22.3%, during the second quarter of 2009 compared to the second quarter of 2008, primarily due to a $3.9 million impact of weak European currencies versus the U.S. dollar and continued softness in the United Kingdom market.

For the first six months of 2009, revenues decreased by $13.3 million, or 25.5%, compared to the first six months of 2008, primarily due to a $7.8 million impact of weak European currencies versus the U.S. dollar as well a sharp decline in revenues from our United Kingdom operations.

Contract backlog in our European Sewer Rehabilitation segment was $40.9 million at June 30, 2009. This represented an increase of $14.8 million, or 56.7%, compared to March 31, 2009. The increase was principally due to higher backlog in Switzerland and The Netherlands as a result of improved market conditions and win-rate. As compared to June 30, 2008, European Sewer Rehabilitation experienced an increase in contract backlog of $6.0 million, or 17.0%. This increase in backlog was tempered by a $5.7 million negative impact of European currencies against the U.S. dollar that prevailed at June 30, 2009. European orders and backlog have been fairly steady for the past several quarters, with the exception of the United Kingdom, and we believe this trend will continue through 2009.

As part of the continued efforts that started in 2008 to improve our European financial performance, certain operational and management changes have been made. We have also restructured a number of country-based operations to reduce fixed costs and improve execution. We continue to anticipate only modest growth in revenues (not accounting for foreign currency weakness) for this segment in 2009; however, we expect profitability to improve year over year due to recent organizational changes and other restructuring efforts.

Gross Profit and Gross Margin
Gross profit in our European Sewer Rehabilitation segment increased by $0.4 million, or 7.0%, during the second quarter of 2009 compared to the second quarter of 2008, despite the 22.3% decline in revenues. Our European Sewer Rehabilitation segment experienced an increase in gross margin year over year of 750 basis points. Improved margins in Poland due to improved project execution performance and in Switzerland from cost reductions helped produce the increase in gross profit quarter over quarter.

Gross profit in our European Sewer Rehabilitation segment increased by $0.1 million during the first six months of 2009 compared to the first six months of 2008. We experienced an improvement in both Switzerland and France after the restructurings that we implemented during 2008. We also improved operationally in Poland. During the first six months of 2008, gross profit for this segment was negatively impacted by several large project execution issues in Eastern Europe.

While our profitability in Europe does not meet our long-term expectations, we are implementing changes in this business unit that we expect to result in significantly improved performance. We are mainly focusing on bottom-line improvements that will bring this unit closer to achieving our expected financial returns. With dramatically improved contract backlog, we expect to see significant profitability improvements in the second half of 2009.

Operating Expenses
Operating expenses in our European Sewer Rehabilitation segment decreased by $1.3 million, or 22.3%, during the second quarter of 2009 compared to the second quarter of 2008, primarily due a reduction of operating expenses in France and Switzerland due to cost reduction efforts. Operating expenses as a percentage of revenues remained constant at 21.6% for the second quarters of 2009 and 2008.

Operating expenses in our European Sewer Rehabilitation segments decreased by $2.3 million, or 20.3% during the first six months of 2009 compared to the first six months of 2008. Operating expenses as a percentage of revenues increased to 23.4% in the first six months of 2009 compared to 21.9% in the first six months of 2008, primarily due to the decline in revenues.

Operating Income (loss) and Operating Margin
Lower operating expenses and higher gross profit led to a $1.7 million improvement in operating income in the second quarter of 2009 compared to the second quarter of 2008. The European Sewer Rehabilitation operating margin, which is operating income as a percentage of revenues, improved to 5.6% in the second quarter of 2009 compared to (1.8)% in the second quarter of 2008.

Lower operating expenses and higher gross profits led to a $2.5 million improvement in operating income in the first six months of 2009 compared to the first six months of 2008. The European Sewer Rehabilitation operating margin, which is operating income (loss) as a percentage of revenues, improved to 2.6% in the first six months of 2009 compared to (2.7)% in the first six months of 2008.

Asia-Pacific Sewer Rehabilitation Segment

Key financial data for our Asia-Pacific Sewer Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2009	2008	$	%
Three Months Ended June 30,
Revenues	$ 6,597	$ 2,152	$ 4,445	206.6%
Gross profit	1,714	604	1,110	183.8
Gross margin	26.0%	28.1%		(2.1)
Operating expenses	1,182	425	757	178.2
Operating income	532	179	353	197.0
Operating margin	8.1%	8.3%		(0.2)

Six Months Ended June 30,
Revenues	$ 12,342	$ 3,691	$ 8,651	234.4%
Gross profit	3,768	1,085	2,683	247.2
Gross margin	30.5%	29.4%		1.1
Operating expenses	1,974	736	1,238	168.1
Operating income	1,794	349	1,445	414.1
Operating margin	14.5%	9.5%		5.0

Revenues
Revenues in our Asia-Pacific Sewer Rehabilitation segment increased by $4.4 million, or 206.6%, in the second quarter of 2009 compared to the second quarter of 2008. We secured several large revenue projects in India in 2008 that we believe will lead to continued revenue growth in this segment in the upcoming quarters and into 2010. This segment of our business was in its infancy during 2008, and we continue to see increased revenues and revenue opportunities from the geographic regions served by this segment, most notably India, Hong Kong and Australia. We believe that the acquisitions of the shares of our joint venture partner in IAL and IPPL will allow us to expand our operations in both Hong Kong and Australia.

Revenues in this segment increased by $8.7 million, or 234.4%, in the first six months of 2009 compared to the first six months of 2008 due to the reasons stated above.

Contract backlog in our Asia-Pacific Sewer Rehabilitation segment was $60.9 million at June 30, 2009. This represented an increase of $20.8 million, or 51.9%, compared to March 31, 2009. This increase was principally due to the consolidation of the contract backlog of Insituform Pacific Pty Limited and Insituform Asia Limited in connection with the Company’s acquisition of 50% ownership interests of VSL International Limited in these entities on June 30, 2009. The contract backlog for each of these entities is now included in our consolidated backlog totals. Bidding activity had slowed in this segment during the second quarter as a result of the recently completed national elections in India. We anticipate significant bidding opportunities in the Indian market in the near future, as well as in Hong Kong and Australia. As compared to June 30, 2008, Asia-Pacific Sewer Rehabilitation experienced an increase in contract backlog of $27.7 million, or 83.6% at June 30, 2009. The increase in backlog was offset by $3.4 million due to the negative impact of foreign currencies against the U.S. dollar that prevailed at June 30, 2009. We continue to believe that the market opportunity in India is very robust, and we expect growth to continue as we gain momentum with sales penetration in the major Indian cities. We also are pursuing other growth opportunities throughout the Asia-Pacific region, including significant opportunities in Australia, Singapore and China.

Gross Profit and Gross Margin
Gross profit in the Asia-Pacific Sewer Rehabilitation segment increased by $1.1 million, or 183.8%, in the second quarter of 2009 compared to the second quarter of 2008. Our gross margin decreased to 26.0% compared to 28.1% in the same period. Gross profit increased substantially as a result of the increase in revenues, albeit at lower margins.

Gross profit in this segment increased by $2.7 million during the first six months of 2009 compared to the first six months of 2008 primarily due to increased revenues. Gross margins increased to 30.5% in the first six months of 2009 compared to 29.4% in the first six months of 2008.

Operating Expenses
Operating expenses increased by $0.8 million in the Asia-Pacific Sewer Rehabilitation segment during the second quarter of 2009 compared to the second quarter of 2008, principally due to the increased revenues and our continued developmental efforts in international markets, which require us to dedicate additional resources to these efforts. Operating expenses as a percentage of revenues decreased to 17.9% in the second quarter of 2009 compared to 19.7% in the second quarter of 2008, as expenses were spread among a larger revenue base.

Operating expenses in this segment increased $1.2 million in the first six months of 2009 compared to the first six months of 2008. Operating expenses, as a percentage of revenues, decreased to 16.0% in the first six months of 2009 compared to 19.9% in the first six months of 2008.

Operating Income and Operating Margin
Improved revenues and gross profit, partially offset by higher operating expenses, led to a $0.4 million increase in operating income in this segment in the second quarter of 2009 compared to the second quarter of 2008. Operating margin decreased to 8.1% in the second quarter of 2009 compared to 8.3% in the second quarter of 2008.

Operating income in the first six months of 2009 increased $1.4 million compared to the first six months of 2008. Operating margin improved to 14.5% in the first six months of 2009 compared to 9.5% in the first six months of 2008.

Water Rehabilitation Segment

Key financial data for our Water Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2009	2008	$	%
Three Months Ended June 30,
Revenues	$ 2,493	$ 1,949	$ 544	27.9%
Gross profit (loss)	(80)	368	(448)	(121.7)
Gross margin	(3.2)%	18.9%		(22.1)
Operating expenses	727	1,045	(318)	(30.4)
Operating loss	(807)	(677)	(130)	(19.2)
Operating margin	(32.4)%	(34.7)%		2.3

Six Months Ended June 30,
Revenues	$ 4,451	$ 3,821	$ 630	16.5%
Gross profit (loss)	(254)	429	(683)	(159.2)
Gross margin	(5.7)%	11.2%		(16.9)
Operating expenses	1,782	1,689	93	5.5
Operating loss	(2,036)	(1,260)	(776)	(61.6)
Operating margin	(45.7)%	(33.0)%		(12.7)

Revenues
Revenues from our Water Rehabilitation segment increased to $2.5 million in the second quarter of 2009 from $1.9 million in the prior year period, a 27.9% increase. Our Water Rehabilitation segment revenues slightly increased despite low workable backlog due to increased work in Canada. The increases were due to a small pickup in work in the Canadian and United States markets. Notwithstanding this increase, this segment did experience delays in its Madison Avenue project as a result of changes in customer scheduling during the second quarter of 2009. Revenues increased by $0.6 million, or 16.5%, in the Water Rehabilitation segment in the first six months of 2009 compared to the first six months of 2008.

Our Water Rehabilitation segment contract backlog was $7.7 million at June 30, 2009. This represented a decrease of $1.2 million, or 13.4%, compared to March 31, 2009. Our $4.4 million water pipeline rehabilitation project in Victoria, British Columbia began during the second quarter of 2009, and our project on Madison Avenue in New York City is expected to resume during the third quarter of 2009. During 2009, we launched InsituMain™, our new pressure-rated cured-in-place pipe system for the rehabilitation of water transmission and distribution mains. This new product, coupled with our other Insituform Blue® water pipe rehabilitation products, firmly establishes our Company in the marketplace. We believe that prospects for new orders and growth are strong, and we anticipate growth in backlog over the coming quarters. As compared to June 30, 2008, Water Rehabilitation contract backlog decreased by $3.9 million, or 33.6%.

The financial results for our Water Rehabilitation segment were not strong in the first half of 2009, but we made solid progress during the first half of the year with respect to the introduction of InsituMain™. We have a number of new pilot projects for

InsituMain™ scheduled in the third quarter in the U.S., Canada, Europe and Asia. The customer response to this new product has been impressive to this point.

Gross Profit (loss) and Gross Margin
During the second quarter of 2009, gross profit (loss) in our Water Rehabilitation segment decreased to $(0.1) million from $0.4 million in the second quarter of 2008. In addition, our gross margin percentage decreased by 2210 basis points for the same period. The loss was primarily due to isolated project execution issues on a job in Monroe, Michigan along with low productivity in the U.S.

Gross profit (loss) in this segment decreased by $0.7 million during the first six months of 2009 compared to the first six months of 2008 as gross margin decreased to (5.7)% from 11.2% for the same period. Also, our profits in the first half of 2009 were negatively impacted by execution issues with a service connection reinstatement project using our iTap® process along with the delay of the completion of the Madison Avenue project.

Operating Expenses
Operating expenses in our Water Rehabilitation segment decreased by $0.3 million in the second quarter of 2009 compared to the second quarter of 2008 due to combining operations and project management resources with our North American Sewer Rehabilitation structure during the first half of 2009. As a percentage of revenues, operating expenses were 29.2% in the second quarter of 2009 compared to 53.6% in the second quarter of 2008.

Operating expenses in our Water Rehabilitation segment increased by $0.1 million in the first six months of 2009 compared to the first six months of 2008. As a percentage of revenues, operating expenses were 40.0% in the first six months of 2009 compared to 44.2% in the first six months of 2008.

Operating Loss and Operating Margin
Operating loss in this segment was $0.1 million higher in the second quarter of 2009 compared to the second quarter of 2008, primarily due to lower gross profit and higher operating expenses. Operating margin improved to (32.4)% in the second quarter of 2009 from (34.7)% in the second quarter of 2008.

Operating loss in the first six months of 2009 was $0.8 million higher compared to the first six months of 2008. Operating margin declined to (45.7)% in the first six months of 2009 compared to (33.0)% in the first six months of 2008.

Energy and Mining Segment

Key financial data for our Energy and Mining segment was as follows (dollars in thousands):

			Increase (Decrease)
	2009	2008	$	%
Three Months Ended June 30,
Revenues	$ 69,711	$ 17,742	$ 51,969	292.9%
Gross profit	18,255	5,052	13,203	261.3
Gross margin	26.2%	28.5%		(2.3)
Operating expenses	15,379	1,781	13,598	763.5
Operating income	2,876	3,271	(395)	(12.1)
Operating margin	4.1%	18.4%		(14.3)

Six Months Ended June 30,
Revenues	$ 91,308	$ 33,594	$ 57,714	171.8%
Gross profit	24,101	10,287	13,814	134.3
Gross margin	26.4%	30.6%		(4.2)
Acquisition related expenses	8,219	–	8,219
Operating expenses	18,636	3,631	15,005	413.2
Operating income (loss)	(2,754)	6,656	(9,410)	(141.4)
Operating margin	(3.0)%	19.9%		(22.9)

Revenues
Revenues in our Energy and Mining segment increased by $52.0 million, or 292.9%, from the second quarter of 2008 to the second quarter of 2009. This increase was driven by the inclusion of the revenues of our newly acquired Bayou and Corrpro businesses. Revenues attributed to these acquisitions were $62.0 million in the second quarter of 2009, and $71.7 million in the first half of 2009.

Revenues in our United Pipeline Systems, referred to herein as “UPS,” business were down $10.0 million versus the prior year quarter primarily due to weakening market demand driven by a drop in commodity prices. While we experienced decreased revenues throughout the world, the largest decline was seen in South America. In that region alone, revenues decreased by 77.4%, as lower commodity prices and lack of volume of large projects seen in the prior year quarter took effect.

Unlike in our sewer rehabilitation segments and our Water Rehabilitation segment, revenues in our Energy and Mining segment are responsive to market conditions in the oil and gas and mining industries. Substantially all of our Energy and Mining revenues are derived from customers in these sectors and, as such, the market conditions are unlike those of our sewer and water rehabilitation segments. Portions of our Energy and Mining segment are somewhat insulated from market downturns as they are not entirely dependent on new pipelines or expansion, but rather on rehabilitation and the opportunity for our clients to gain increased utilization and capacity through existing assets.

Revenues for our Energy and Mining segment increased $57.7 million, or 171.8%, from the first half of 2008 to the first half of 2009. This increase was primarily due to the inclusion of revenues from Bayou and Corrpro. For our UPS operations, revenues in South America decreased by $9.7 million compared to the first six months of 2008. In addition, UPS revenues in the United States decreased by $1.9 million for the first six months of 2008 compared to the same prior year period driven by the market conditions mentioned above.

Contract backlog in our Energy and Mining segment at June 30, 2009 declined $7.1 million from March 31, 2009 to $146.1 million primarily due to a decrease in Bayou backlog of $9.9 million. As compared to June 30, 2008, backlog increased by $121.4 million, or 491.5%, due to the inclusion of Bayou and Corrpro backlog. We believe that a modest rise in commodity prices could result in significant opportunities for our Energy and Mining segment for the remainder of the year, particularly as it relates to new spending in the sector. We believe the business environment for our Energy and Mining segment is steady for the near-term.

Gross Profit and Gross Margin
Gross profit in the Energy and Mining segment increased from the prior year quarter by $13.2 million, or 261.3%, while gross margin decreased from the prior year quarter to 26.2% from 28.5%. Gross profit from our UPS division dropped by $2.2 million in the second quarter of 2009 from one year ago, primarily due to the decrease in revenues described above. For the quarter, UPS gross margin improved to 36.7% versus 28.5% in the second quarter of 2008, primarily driven by favorable project execution in Canada. The contribution to consolidated gross profit of Bayou and Corrpro was $3.2 million and $12.2 million, respectively, for the second quarter of 2009.

Gross profit for our Energy and Mining segment increased by $13.8 million in the first half of 2009 compared to the first half of 2008 primarily due to the gross profit contribution of Bayou and Corrpro, partially offset by the gross profit decline experienced by UPS.

Operating Expenses
Operating expenses in our Energy and Mining segment increased to $15.4 million from $1.8 million in the second quarter of 2009 compared from the second quarter of 2008. This increase was mainly due to the $3.3 million and $10.0 million of operating expenses from Bayou and Corrpro, respectively. Without these costs, operating expenses for this segment would have remained relatively flat compared to the prior period. As a percentage of revenues, operating expenses were 22.1% in the second quarter of 2009 compared to 10.0% in the second quarter of 2008. This increase in operating expenses as a percentage of revenues was partially driven by the disproportionately larger service component of our Corrpro business as compared to our other businesses included in this segment.

Operating expenses, inclusive of $8.2 million of transaction and severance expenses, in our Energy and Mining segment increased to $26.9 million from $3.6 million in the first six months of 2009 compared to the first six months of 2008. The increase in operating expenses was mainly due to the aforementioned acquisition costs associated with Bayou and Corrpro as well as their respective operating expenses. These acquisition costs were applied solely to the Energy and Mining segment. Without Bayou and Corrpro-related costs, operating expenses for this segment would have increased by $0.2 million, or 5.6%, due to cost-cutting initiatives. As a percentage of revenues, operating expenses were 29.4% in the first six months of 2009 compared to 10.8% in the first six months of 2008.

Operating Income (Loss) and Operating Margin
Operating income for this segment was 12.1% lower in the second quarter of 2009 compared to the second quarter of 2008 primarily due to increased operating expenses associated Bayou and Corrpro. Operating margin was 4.1% in the second quarter of 2009 compared to 18.4% in the second quarter of 2008.

Operating income (loss) in the first six months of 2009 was $(2.8) million in the first six months of 2009 compared to $6.7 million in the first six months of 2008. Operating margin declined to (3.0)% in the first six months of 2009 compared to 19.8% in the first six months of 2008.

Other Income (Expense)

Interest Income
Interest income was decreased by $0.9 million in the second quarter of 2009 compared to the prior year period. Interest income was $0.2 million and decreased by $1.4 million in the first six months of 2009 compared to the prior year period. These decreases were primarily driven by the reversal of interest income resulting from the reversal of an award for post-judgment interest in connection with a litigation matter that occurred during the quarter. Also, the decrease resulted from much lower interest rates on deposits and lower deposit balances as a result of the acquisition of Corrpro on March 31, 2009.

Interest Expense
Interest expense increased by $1.2 million and $1.1 million in the second quarter and first six months of 2009, respectively. The increase in interest expense was due to the additional borrowings under the new credit facility as discussed under “–– Long-Term Debt”.

Other Income
Other income increased by $0.1 million in the second quarter of 2009 compared to the same period in 2008. Other income decreased by $0.7 million in the first six months of 2009 compared to the same period in 2008. The primary component of other income in the first half of 2009 included a gain $0.2 million on the disposition of excess property and equipment. Likewise, gains of $0.7 million were recorded on dispositions of excess property and equipment in the first half of 2008.

Taxes on Income

Taxes on income increased $1.4 million and decreased by $0.1 million in the second quarter and first six months of 2009, respectively, as compared to the prior year periods, due to improved operating results. Our effective tax rate was 27.9% and 26.0% in the second quarter and first six months of 2009, respectively, compared to 28.7% and 29.0% in the corresponding periods in 2008. Favorably impacting second quarter 2009 income from continuing operations was a one-time income tax benefit of $0.6 million related to the revaluation of deferred taxes on fixed assets.  The increase in the 2009 effective tax rate, excluding this benefit, was driven by a mix of income in higher tax jurisdictions.

The majority of the variance in the effective tax rate for the respective quarters was attributable to the mix of pre-tax income among tax jurisdictions with varying tax rates.

Equity in Earnings (Losses) of Affiliated Companies, Net of Tax

Equity in earnings (losses) of affiliated companies, net of tax, was $0.01 million and $(0.2) million in the second quarter of 2009 and 2008 respectively. Equity in losses of affiliated companies in the first six months of 2009 and 2008 was $(0.3) million and $(0.6) million, respectively. The increase during the second quarter and first six months of 2009 was due to improved results from our subsidiaries in Germany, Australia and Hong Kong. These increases were tempered by poor results in our Bayou operations. On June 30, 2009, we acquired the outstanding ownership interests of our joint venture partner, VSL International Limited, in IAL and IPPL. For all periods prior to June 30, 2009, these joint ventures were reported as equity in earnings (losses) of affiliated companies, net of tax. At June 30, 2009, these now wholly-owned subsidiaries were accounted for as fully consolidated entities and are no longer be included in equity in earnings (losses) of affiliated companies.

Loss from Discontinued Operations, Net of Tax

Revenues from discontinued operations were $(0.6) million and $2.0 million in the second quarters of 2009 and 2008, respectively. Revenues from discontinued operations were $(0.6) million and $7.6 million in the first six months of 2009 and 2008, respectively. Losses from discontinued operations, net of income taxes, were $(1.2) million and $(1.3) million in the second quarter and first six months of 2009, respectively, compared to $(0.5) million and $(0.6) million in the second quarter and first six months of 2008, respectively. The lower activity in discontinued operations was due to the winding down of our tunneling business, which was shut down in March 2007. The losses and expenses in this segment are primarily related to legal expenses to close out all projects and pursue certain outstanding claims. We took a $0.9 million write-down associated with the settlement of a previously recorded claim during the second quarter of 2009, which resulted in a reversal of $0.6 million in previously recorded revenues.

Discontinued operations experienced a net loss of $(1.2) million, or $(0.03) per diluted share, during the quarter. All tunneling projects have been substantially completed, and only minor warranty or subcontracted work remains before final completion. At June 30, 2009, receivables, including retention, totaled $4.4 million, of which $4.2 million are currently being held in connection with five active claim negotiations or litigation. While there can be no certainty, the claims proceedings are expected to conclude within the next twelve months, and we believe that the receivables, along with the final awarded claims, will be collected. We anticipate that, for the next few quarters, there will be continued costs associated with the pursuit of these claims, as well as costs associated with a number of defensive lawsuits involving discontinued operations. Approximately $2.9 million in equipment relating to discontinued operations remained as of June 30, 2009, and we continue to pursue the sale of the equipment through a variety of sources.

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

Backlog	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
(in millions)
North American Sewer Rehabilitation	$ 206.8	$ 160.4	$ 150.8	$ 178.5	$ 185.4
European Sewer Rehabilitation	40.9	26.1	25.2	30.7	34.9
Asia-Pacific Sewer Rehabilitation(1)	60.9	40.1	46.2	53.6	33.2
Water Rehabilitation	7.7	8.9	8.2	6.7	11.6
Energy and Mining (2)	146.1	153.2	18.7	23.4	24.7
Total	$ 462.4	$ 388.7	$ 249.1	$ 292.9	$ 289.8

___________________

(1)	Contract backlog for our Asia-Pacific Sewer Rehabilitation segment at June 30, 2009 included $24.5 million of backlog of IAL and IPPL.
(2)
Contract backlog for our Energy and Mining segment at June 30, 2009 includes backlog of our newly acquired Bayou and Corrpro businesses of $66.8 million and $64.5 million, respectively. At March 31, 2009, backlog of Bayou and Corrpro were $76.7 million and $62.2 million, respectively.

Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Liquidity and Capital Resources

Cash and Equivalents

	June 30, 2009	December 31, 2008
	(in thousands)
Cash and cash equivalents	$ 79,457	$ 99,321
Restricted cash	1,421	1,829

Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments in Europe.

Sources and Uses of Cash

We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt servicing and investments. Thus far in 2009, capital expenditures were primarily for an increase in crew resources for our Indian joint venture as well as replacement of older equipment in our North American Sewer Rehabilitation business. We expect this increase to continue for the foreseeable future, as we expect these operations to grow more rapidly.

Our primary source of cash is operating activities. Besides operating activities, we occasionally borrow under our line of credit to fund operating activities, including working capital investments. Information regarding our cash flows for the six months ended June 30 2009 and 2008 is discussed below and is presented in our consolidated statements of cash flows contained in this report. Despite the relative flatness in the U.S. sewer rehabilitation market experienced over the last year and a half, we continue to expect operating cash flows to increase compared to prior years as a result of improved profitability and improving market conditions. This improved cash flow, coupled with existing cash balances and other resources, should be sufficient to fund our operations in 2009.

We completed a public offering of our common stock in February 2009, from which we received net proceeds of $127.8 million. These proceeds were used to pay the purchase prices for our acquisition of selected assets and liabilities of Bayou and the non-controlling interests of certain subsidiaries of Bayou.

Cash Flows from Operations

Cash flows from continuing operating activities provided $5.4 million in the first six months of 2009 compared to $12.7 million in the first six months of 2008. The most significant components of the decrease from 2008 to 2009 were changes in operating assets and liabilities (working capital). Net income from continuing operations was $1.2 million higher in the first six months of 2009 than in the first six months of 2008. In relation to working capital, we used $8.9 million of cash in the first six months of 2009 compared to $0.5 million of cash provided in the first six months of 2008. In the first six months of 2009, $11.9 million was used in accounts payable and accrued expenses, as opposed to the first six months of 2008, when $3.9 million was provided by accounts payable. Accounts receivables, including contract retainage and costs and earnings in excess of billings (unbilled receivables), increased by $3.0 million in 2009. Depreciation and amortization was $3.8 million higher in the first six months of 2009 compared to the first six months of 2008 due to the additional depreciation and amortization related to the assets of Bayou and Corrpro.

Unrestricted cash decreased to $79.5 million at June 30, 2009 from $99.3 million at December 31, 2008, as a result of the cash paid for the acquisitions of Bayou and Corrpro.

Days sales outstanding (referred to as DSOs) from continuing operations decreased by 15 days to 100 at June 30, 2009 from 115 at March 31, 2009. The reduction in DSO’s in the last quarter comes from our continued efforts to reduce DSOs to facilitate improvements in liquidity as well as the addition of Bayou and Corrpro which have reduced our overall DSOs. Compared to December 31, 2008, DSOs at June 30, 2009 increased by 3 days from 97 days due to more stringent customer requirements for project documentation for billings. Additionally, customer payment cycles have generally lengthened. Notwithstanding these issues, we continually target reductions in DSOs to facilitate improvements in liquidity.

The liquidation of our discontinued operations provided $2.3 million and $1.2 million in operating cash flows in the first six months of 2009 and 2008, respectively.

Cash Flows from Investing Activities

Investing activities from continuing operations used $212.1 million in the first six months of 2009 compared to $5.6 million in the first six months of 2008. The largest component of cash used by investing activities was the use of cash to purchase Bayou and Corrpro. We used $209.7 million, net of cash acquired, to acquire these two companies. The other main component of investing activities was capital expenditures of $10.4 million and $6.9 million in the first six months of 2009 and 2008, respectively, as well as the $0.3 million used in the acquisition of IAL and IPPL. Capital expenditures were primarily for an increase in crew resources for our Indian joint venture as well as replacement of older equipment in our North American Sewer Rehabilitation business. Capital expenditures in the first six months of 2009 and 2008 were partially offset by $0.4 million and $1.3 million, respectively, in proceeds received from asset disposals. The investing activities of our discontinued operations provided $0.8 million and $1.3 million of cash in the first six months of 2009 and 2008, respectively. In 2009, we expect to spend approximately $25.0 million on capital expenditures. The increase from 2008 is driven by the acquisitions of Bayou and Corrpro and the expected increases to add crew resources in our Asian operations.

Cash Flows from Financing Activities

Cash flows from financing activities from continuing operations provided $181.9 million in the first six months of 2009 compared to $(0.3) million used in the first six months of 2008. In the first six months of 2009, we received proceeds of $50.0 million from the new term loan as well as borrowed $7.5 million of proceeds from our line of credit. In addition, we received $127.8 million from our public offering of common stock.

Long-Term Debt

Our total indebtedness as of June 30, 2009 consisted of our $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013, and amounts drawn under our $115.0 million credit facility, consisting of a $47.5 million term loan and a $65.0 million revolving line of credit with Bank of America, N.A, Fifth Third Bank, U.S. Bank, National Association, Compass Bank, JPMorgan Chase Bank, N.A., Associated Bank, N.A. and Capital One, N.A, and notes payable of $1.5 million related to the purchase of the noncontrolling interests of certain subsidiaries of Bayou, $2.4 million of third party notes and bank debt resulting from the consolidation of Insituform Pacific Pty Limited and Insituform Asia Limited in connection with our acquisition of the ownership interests of our joint venture partner in these entities, VSL International Limited, as of June 30, 2009, and certain notes associated with our operations in India. In connection with our acquisition of Corrpro Companies, Inc. on March 31, 2009, we borrowed the entire amount of the term loan and approximately $7.5 million under the revolving line of credit. Our total indebtedness at December 31, 2008 consisted of our $65.0 million Senior Notes, Series 2003-A, due April 24, 2013, and $0.9 million of other notes related to the financing of certain insurance premiums.

As of June 30, 2009, we were in compliance with all of our debt covenants. We anticipate that we will be in compliance with all of our debt covenants over the next twelve months. Under the terms of the Senior Notes, Series 2003-A, prepayment could cause the Company to incur a “make-whole” payment to the holder of the notes. At June 30, 2009, this make-whole payment would have approximated $9.9 million.

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

The following table provides a summary of our contractual obligations and commercial commitments as of June 30, 2009 (in thousands). This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases.

Payments Due by Period
Cash Obligations(1)(2)(3)(4)	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt	$ 112,500	$ 5,000	$ 10,000	$ 10,000	$ 22,500	$ 65,000	$ -
Line of credit facility	7,500	7,500	-	-	-	-	-
Interest on long-term debt	24,168	5,399	6,230	5,830	4,584	2,125	-
Operating leases	37,299	8,862	11,548	7,321	4,011	2,519	3,038
Total contractual cash obligations	$ 181,467	$ 26,761	$ 27,778	$ 23,151	$ 31,095	$ 69,644	$ 3,038

   ___________________

(1)
Cash obligations are not discounted. See Notes 5 and 7 to the consolidated financial statements contained in this report regarding our long-term debt and credit facility and commitments and contingencies, respectively.

(2)	Resin supply contracts are excluded from this table. See “Commodity Risk” under Part I, Item 3 of this report for further discussion.

(3)
As of June 30, 2009, we had borrowed the entire amount of the $50.0 million term loan and $7.5 million of our revolving line of credit under our $115.0 million credit facility in connection with our acquisition of Corrpro Companies, Inc. on March 31, 2009. We also had $19.3 million for non-interest bearing letters of credit outstanding as of June 30, 2009, $15.2 million of which was collateral for insurance, $1.5 million of which was collateral for work performance and $2.6 million was for security in support of working capital, leasing and performance bonding needs resulting from the consolidation of IPPL and IAL in connection with the Company’s acquisition of its joint venture partner's 50% ownership interest in such entities as of June 30, 2009.

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

Revenue Recognition

We recognize revenue and costs as construction, engineering and installation contracts progress using the percentage-of-completion method of accounting, which relies on total expected contract revenues and estimated total costs. Under this method, estimated contract revenues and resulting gross profit margin are recognized based on actual costs incurred to date as a percentage of total estimated costs. We follow this method since reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and gross profit are subject to revisions as the contract progresses to completion. Total estimated costs, and thus contract gross profit, are impacted by changes in productivity, scheduling and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, customer needs, customer delays in providing approvals, labor availability, governmental regulation and politics also may affect the progress and estimated cost of a project’s completion and thus the timing of revenue recognition and gross profit. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. When current estimates of total contract costs indicate that the contract will result in a loss, the projected loss is recognized in full in the period in which the loss becomes evident. Revenues from change orders, extra work, variations in the scope of work and claims are recognized when it is probable that they will result in additional contract revenue and when the amount can be reliably estimated.

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

We recognize revenues from product sales upon shipment and transfer of ownership.  Certain contracts performed by our Bayou business involve the storage of customer-supplied pipes on our property following the completion of our services. We do not take ownership of the pipe subjected to coating and bending services. The title and risk of loss associated with the pipe remains with the customer at all times. Accordingly, the customer-supplied pipes are not included in the consolidated financial statements. In the event that we store pipe at our customer’s request, title and risk of loss remain with the customer during any storage period and the only inconsequential obligation of us is to load the stored pipe on third party carriers when the customer requests delivery. When pipe storage is requested by the customer, our normal billing and credit terms are not modified. In these bill and hold arrangements, we continue to recognize revenue as coating services are completed.

Goodwill

Under SFAS No. 142, Goodwill and Other Intangible Assets, we assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Our annual assessment was performed on October 1, 2008. Factors that could potentially trigger an impairment review include (but are not limited to):

•	significant underperformance of a segment relative to expected, historical or projected future operating results;
•	significant negative industry or economic trends;
•	significant changes in the strategy for a segment including extended slowdowns in the sewer rehabilitation market; and
•	a decrease in our market capitalization below our book value for an extended period of time.

Our recorded goodwill by reportable segment was as follows at June 30, 2009 (in millions):

North American Sewer Rehabilitation	$ 102.3
European Sewer Rehabilitation	19.8
Asia-Pacific Sewer Rehabilitation	3.2
Energy and Mining	63.1
Total Goodwill	$ 188.4

No goodwill was recorded for our Water Rehabilitation segment at June 30, 2009. In accordance with the provisions of SFAS No. 142, we determined the fair value of our reporting units at our annual impairment assessment date and compared such fair value to the carrying value of those reporting units to determine if there is any indication of goodwill impairment. Our reporting units for purposes of assessing goodwill are the same as our reportable segments. To calculate reporting unit fair value, we utilized a discounted cash flow analysis based upon, among other things, certain assumptions about expected future operating performance. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in our weighted average cost of capital or changes in operating performance. An impairment charge will be recognized to the extent that the implied fair value of the goodwill balances for each reporting unit is less than the related carrying value. Given the significant volatility in the current business climate, we stress tested our goodwill for impairment as part of our last annual assessment. In performing this analysis, we revised our estimated future cash flows and discount rates, as appropriate, to reflect a variety of market conditions. In each case, no impairment was indicated.

Given the continued distressed global market and economic conditions, we carefully considered whether an interim assessment of our goodwill was necessary during the quarter ended June 30, 2009. In management’s judgment, we do not believe the fair value of our reporting units is below their carrying value at June 30, 2009. Accordingly, an interim impairment assessment was not performed. A future decline in the fair value of North American Sewer Rehabilitation and European Sewer Rehabilitation could lead to impairment of their respective goodwill balances. The recorded goodwill related to our Asia-Pacific Sewer Rehabilitation segment is the result of our recent acquisitions of IAL and IPPL (see Note 1 to our consolidated financial statements contained in this report). The recorded goodwill related to our Energy and Mining segment is the result of our recent acquisitions of Bayou and Corrpro (see Note 1 to our consolidated financial statements contained in this report). While not currently anticipated, any significant deterioration in the earnings of those businesses compared to the forecasted earnings assumptions we used in the determination of the purchase prices could lead to the need for us to assess the recoverability of the recorded goodwill and potential impairment.

Recently Adopted Accounting Pronouncements

See Note 2 to the consolidated financial statements contained in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to the effect of interest rate changes and of foreign currency and commodity price fluctuations. We currently do not use derivative contracts to manage commodity risks. From time to time, we may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations to hedge our foreign exchange risk.

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at June 30, 2009 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable. At June 30, 2009 and December 31, 2008, the estimated fair value of our long-term debt was approximately $107.5 million and $68.0 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at June 30, 2009 would result in a $0.6 million increase in interest expense. The increase in interest expense would be offset by the interest rate swap agreement discussed below.

In May 2009, we entered into an interest rate swap agreement, for a notional amount of $25.0 million, which expires in March 2012. The swap notional amount mirrors the amortization of $25.0 million of our $50.0 million term loan.  The swap requires us to make a monthly fixed rate payment of 1.63% calculated on the $25 million notional amount, and provides for us to receive a payment based upon a variable monthly LIBOR interest rate calculated on the $25.0 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $25.0 million portion of our term loan. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement,  and is accounted for as a cash flow hedge.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliates operating solely outside of the U.S. and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At June 30, 2009, a substantial portion of our cash and cash equivalents were denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $5.2 million impact on our equity through accumulated other comprehensive income.

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At June 30, 2009, there were foreign currency hedge instruments outstanding with notional amounts of €5.0 million and £5.0 million related to our net investment in our foreign operations. See Note 8 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

Item 4.   Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The scope of management’s evaluation did not include our recent acquisitions of The Bayou Companies, L.L.C and its related entities (“Bayou”) on February 20, 2009 or Corrpro Companies Inc. (“Corrpro”) on March 31, 2009. Each of Bayou and Corrpro are significant subsidiaries of our Company.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

See disclosure included under “Part II – Item 4. Submission of Matters to a Vote of Security Holders” included in our Quarterly Report on Form 10-Q for the period ended March 31, 2009.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITUFORM TECHNOLOGIES, INC.

Date: July 30, 2009	/s/ David A. Martin
David A. Martin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

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