Form 10-Q
period 2009-09-30
INSITUFORM TECHNOLOGIES INC
filed 2009-10-29
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    ___________________   to  _____________________

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
Yes ☐ No ☑

There were 38,881,556 shares of common stock, $.01 par value per share, outstanding at October 26, 2009.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$ 201,852	$ 137,877	$ 513,060	$ 399,390
Cost of revenues	148,730	105,655	381,349	309,152
Gross profit	53,122	32,222	131,711	90,238
Acquisition-related costs	(1,600)	–	6,619	–
Operating expenses	37,018	21,948	93,839	70,494
Operating income	17,704	10,274	31,253	19,744
Other income (expense):
Interest income	120	823	304	2,410
Interest expense	(2,327)	(1,161)	(5,804)	(3,546)
Other	363	(68)	655	937
Total other income (expense)	(1,844)	(406)	(4,845)	(199)
Income before taxes on income	15,860	9,868	26,408	19,545
Taxes on income	4,939	2,035	7,684	4,842
Income before equity in earnings (losses) of affiliated companies	10,921	7,833	18,724	14,703
Equity in earnings (losses) of affiliated companies, net of tax	1,011	351	704	(243)
Income before discontinued operations	11,932	8,184	19,428	14,460
Loss from discontinued operations, net of tax	(2,646)	(1,139)	(3,936)	(1,744)
Net income	9,286	7,045	15,492	12,716
Less: net income attributable to noncontrolling interests	(139)	(393)	(1,003)	(726)
Net income attributable to common stockholders	$ 9,147	$ 6,652	$ 14,489	$ 11,990

Earnings per share attributable to common stockholders:
Basic:
Income from continuing operations	$ 0.31	$ 0.28	$ 0.50	$ 0.50
Loss from discontinued operations	(0.07)	(0.04)	(0.10)	(0.06)
Net income	0.24	0.24	0.40	0.44
Diluted:
Income from continuing operations	$ 0.30	$ 0.28	$ 0.50	$ 0.49
Loss from discontinued operations	(0.07)	(0.04)	(0.10)	(0.06)
Net income	$ 0.23	$ 0.24	$ 0.40	$ 0.43

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	September 30, 2009	December 31, 2008

Assets
Current assets
Cash and cash equivalents	$ 90,663	$ 99,321
Restricted cash	2,072	1,829
Receivables, net	142,897	97,257
Retainage	21,131	21,380
Costs and estimated earnings in excess of billings	61,412	37,224
Inventories	31,808	16,320
Prepaid expenses and other assets	27,238	37,637
Current assets of discontinued operations	5,852	13,704
Total current assets	383,073	324,672
Property, plant and equipment, less accumulated depreciation	138,037	71,423
Other assets
Goodwill	183,999	122,961
Identified intangible assets, less accumulated amortization	79,287	10,353
Investments in affiliated companies	27,868	6,769
Other assets	17,099	7,285
Total other assets	308,253	147,368
Non-current assets of discontinued operations	6,039	5,843

Total Assets	$ 835,402	$ 549,306

Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$ 137,903	$ 97,593
Billings in excess of costs and estimated earnings	11,737	9,596
Current maturities of long-term debt and line of credit	10,000	–
Notes payable	4,703	938
Current liabilities of discontinued operations	1,576	1,541
Total current liabilities	165,919	109,668
Long-term debt, less current maturities	100,000	65,000
Other liabilities	44,791	2,831
Non-current liabilities of discontinued operations	1,142	818
Total liabilities	311,852	178,317

Stockholders’ equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	–	–
Common stock, $.01 par – shares authorized 60,000,000; shares issued and outstanding 38,880,443 and 27,977,785	389	280
Additional paid-in capital	242,197	109,235
Retained earnings	275,105	260,616
Accumulated other comprehensive income (loss)	1,025	(2,154)
Total stockholders’ equity before noncontrolling interests	518,716	367,977
Noncontrolling interests	4,834	3,012
Total equity	523,550	370,989

Total Liabilities and Equity	$ 835,402	$ 549,306

The accompanying notes are an integral part of the consolidated financial statements.

 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except number of shares)

	Common Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity	Comprehensive Income
BALANCE, December 31, 2007	27,470,623	$ 275	$ 104,332	$ 238,976	$ 8,958	$ 2,717	$ 355,258
Net income	–	–	–	11,990	–	726	12,716	$ 12,716
Issuance of common stock	14,200	–	76	–	–	–	76
Restricted stock issued	442,553	5	–	–	–	–	5
Distribution of shares pursuant to deferred stock unit awards	27,382	–	–	–	–	–	–	–
Amortization and forfeitures of restricted stock shares	(25,225)	(1)	(62)	–	–	–	(63)	–
Equity-based compensation expense	–	–	3,555	–	–	–	3,555	–
Gain from derivative instruments	–	–	–	–	3,362	–	3,362	3,362
Foreign currency translation adjustment	–	–	–	–	(10,712)	(221)	(10,933)	(10,933)
Total comprehensive income								5,145
Less: total comprehensive income attributable to noncontrolling interests								505
Total comprehensive income attributable to common stockholders								$ 4,640
BALANCE, September 30, 2008	27,929,533	$ 279	$ 107,901	$ 250,966	$ 1,608	$ 3,222	$ 363,976

BALANCE, December 31, 2008	27,977,785	$ 280	$ 109,235	$ 260,616	$ (2,154)	$ 3,012	370,989
Net income	–	–	–	14,489	–	1,003	15,492	$ 15,492
Issuance of common stock	10,524,369	106	129,472	–	–	–	129,578	–
Restricted stock issued	426,951	4	–	–	–	–	4	–
Distribution of shares pursuant to deferred stock unit awards	21,645	–	–	–	–	–	–	–
Amortization and forfeitures of restricted stock shares	(70,307)	(1)	(113)	–	–	–	(114)	–
Equity-based compensation expense	–	–	3,603	–	–	–	3,603	–
Dividend to non-controlling interest	–	–	–	–	–	(959)	(959)	–
Investment by non-controlling interest in India	–	–	–	–	–	1,621	1,621	–
Gain (loss) from derivative instruments	–	–	–	–	(453)	–	(453)	(453)
Foreign currency translation adjustment	–	–	–	–	3,632	157	3,789	3,789
Total comprehensive income								18,828
Less: total comprehensive income attributable to noncontrolling interests								1,822
Total comprehensive income attributable to common stockholders								$ 17,006
BALANCE, September 30, 2009	38,880,443	$ 389	$ 242,197	$ 275,105	$ 1,025	$ 4,834	$ 523,550

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income	$ 15,492	$ 12,716
Loss from discontinued operations	3,936	1,744
Income from continuing operations	19,428	14,460
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	19,966	12,973
Gain on sale of fixed assets	(171)	(1,452)
Equity-based compensation expense	3,603	3,555
Deferred income taxes	641	710
Dividends received from equity investment, net of equity earnings	1,777	–
Other	(3,097)	(864)
Changes in operating assets and liabilities:
Restricted cash	(121)	327
Receivables net, retainage and costs and estimated earnings in excess of billings	(11,707)	(20,510)
Inventories	403	(55)
Prepaid expenses and other assets	9,636	(4,457)
Accounts payable and accrued expenses	(8,889)	8,883
Net cash provided by operating activities of continuing operations	31,469	13,570
Net cash provided by operating activities of discontinued operations	1,632	466
Net cash provided by operating activities	33,101	14,036

Cash flows from investing activities:
Capital expenditures	(15,833)	(11,085)
Net proceeds from sale of fixed assets	916	1,521
Proceeds from net foreign investment hedges	6,818	–
Purchase of remaining interests in Hong Kong and Australian joint ventures	(278)	–
Purchase of Bayou and Corrpro, net of cash acquired	(209,714)	–
Net cash used in investing activities of continuing operations	(218,091)	(9,564)
Net cash provided by investing activities of discontinued operations	750	1,339
Net cash used in investing activities	(217,341)	(8,225)

Cash flows from financing activities:
Net proceeds from issuance of common stock	128,204	256
Proceeds from notes payable	–	2,580
Principal payments on notes payable	(2,438)	(2,154)
Principal payments on long-term debt	(5,000)	–
Dividend paid to non-controlling interest	(959)	–
Proceeds from long-term debt	50,000	–
Net cash provided by financing activities	169,807	682
Effect of exchange rate changes on cash	5,775	4,608
Net increase (decrease) in cash and cash equivalents for the period	(8,658)	11,101
Cash and cash equivalents, beginning of period	99,321	78,961
Cash and cash equivalents, end of period	$ 90,663	$ 90,062

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

The accompanying unaudited consolidated financial statements of Insituform Technologies, Inc. and its subsidiaries (collectively, “Insituform” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2009 and the results of operations for the three and nine months ended September 30, 2009 and 2008 and the statements of equity and cash flows for the nine months ended September 30, 2009 and 2008. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Acquisitions

During the first quarter of 2009, the Company acquired two companies that significantly expanded the range of products and services the Company offers in the Energy and Mining sector.

On February 20, 2009, the Company acquired the business of The Bayou Companies, L.L.C. and its related entities (“Bayou”) and the noncontrolling interests of certain subsidiaries of Bayou. Bayou provides cost-effective solutions to energy and infrastructure companies primarily in the Gulf of Mexico and North America. Bayou’s products and services include internal and external pipeline coating, lining, weighting, insulation, project management and logistics. Bayou also provides specialty fabrication services for offshore deepwater installations. The purchase price for Bayou was $127.9 million in cash. Pursuant to the acquisition agreement, the Company agreed to pay up to an additional $7.5 million plus 50% of Bayou’s excess earnings if the Bayou business achieves certain financial performance targets over a three-year period (the “earnout”). The aggregate purchase price for the noncontrolling interests was $8.5 million and consisted of $4.5 million in cash, a $1.5 million promissory note and 149,016 shares of our common stock. The Company used proceeds from its equity offering completed in February 2009 to fund the cash purchase price for Bayou and a portion of the purchase price for the noncontrolling interests.

On March 31, 2009, the Company acquired Corrpro Companies, Inc. (“Corrpro”). Corrpro is a premier provider of corrosion protection and pipeline maintenance services in North America and the United Kingdom. Corrpro’s comprehensive line of fully-integrated corrosion protection products and services includes: (i) engineering; (ii) product and material sales; (iii) construction and installation; (iv) inspection, monitoring and maintenance; and (v) coatings. The purchase price for Corrpro consisted of cash consideration paid to the Corrpro shareholders of $65.2 million. In addition, the Company repaid $26.3 million of indebtedness of Corrpro. The total acquisition cost for Corrpro was approximately $91.5 million. The Company paid the purchase price for Corrpro with borrowings under its credit facility entered into in March 2009.

The Company has completed its initial accounting for these acquisitions in accordance with the guidance included in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (“FASB ASC”) ASC 805, Business Combinations (“FASB ASC 805”). The Company has recorded finite-lived intangible assets at their determined fair value related to non-compete agreements, customer relationships, licenses, backlog, favorable lease terms, tradenames and trademarks. The acquisitions resulted in goodwill related to, among other things, growth opportunities and unidentified intangible assets. Approximately $8.0 million of goodwill is expected to be deductible for tax purposes. Additionally, the Company recorded its estimate of the fair value of the Bayou earnout at $5.0 million as part of the acquisition accounting in March 2009. In the third quarter of 2009, the Company revised its estimate of the fair value of the Bayou earnout to $3.4 million and reduced operating expenses in the third quarter of 2009 by $1.6 million. This reduction primarily relates to the Company’s expectations that the Bayou earnings target in year one of the three-year earnout will not be met due to developments that occurred in the third quarter of 2009.

The Company has substantially completed its purchase price accounting of the acquisitions with the exception of income taxes and other certain items, some of which may be material.

The Company performed an evaluation of the guidance included in FASB ASC 280, Segment Reporting (“FASB ASC 280”), and FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”). Based on that evaluation, the Company included Bayou and Corrpro as part of its Energy and Mining reportable segment. See Note 10 for additional information regarding the Company’s segments.

In accordance with FASB ASC 805, the Company expensed all costs related to the acquisitions in the first quarter of 2009. The total costs related to the acquisitions were $8.2 million, which consisted of transaction costs of $7.3 million and severance costs for certain Corrpro employees of $0.9 million. In addition, the Company incurred $1.2 million in costs directly related to its stock offering. These costs were recorded as a reduction to additional paid-in capital on the consolidated balance sheet.

Bayou contributed revenues and net income to the Company for the period from February 20, 2009 through September 30, 2009 of $45.3 million and $0.1 million, respectively. Corrpro contributed revenues and net income to the Company for the period from March 31, 2009 through September 30, 2009 of $85.8 million and $3.8 million, respectively. The following unaudited pro forma summary presents combined information of the Company as if these business combinations had occurred on January 1, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009 (2)	2008	2009 (3)	2008

Revenues	N/A	$ 219,295	$ 564,253	$ 634,540
Net income (loss)(1)	N/A	13,004	(3,225)	29,166
       _________

(1)	Includes amortization of identified intangibles and depreciation of the excess of fair value of acquired fixed assets over their pre-acquired recorded value from purchase price allocation.
(2)	The third quarter of 2009 is not pro forma information and has been excluded from the table.
(3)
Includes $9.7 million of non-recurring expense items related to after-tax acquisition-related costs incurred by the Company, Bayou and Corrpro and $8.2 million of after-tax expenses related to mark-to-market of Corrpro warrants prior to the acquisition, early termination fees and the write-off of deferred financing fees related to previously outstanding Corrpro debt.

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2008, together with the incremental interest expense and consequential tax effects.

The following table summarizes the consideration transferred to acquire Bayou and Corrpro at the respective acquisition date (in thousands):

	Bayou	Corrpro
Cash and repayment of debt	$ 132,419	$ 91,549
Issuance of Insituform shares to Bayou’s noncontrolling interest shareholders	2,500	–
Six-month note payable to noncontrolling interest shareholders	1,500	–
Estimated earnout payments to Bayou shareholders	5,000	–
Adjustment for net working capital	(722)	–
Total consideration transferred	$ 140,697	$ 91,549

The following table summarizes the amounts of identified assets acquired and liabilities assumed from Bayou and Corrpro at their respective acquisition date fair value, as well as the fair value of the noncontrolling interests in Bayou at the acquisition date (in thousands):

	Bayou	Corrpro
Cash	$ 68	$ 14,186
Receivables and cost and estimated earnings in excess of billings	17,979	31,824
Inventory	3,348	10,498
Prepaid expenses and other current assets	1,143	2,538
Property, plant and equipment	50,816	14,973
Identified intangible assets	32,111	38,786
Investments	21,286	–
Other assets	49	1,421
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(8,762)	(28,622)
Other long-term liabilities	(7,997)	(20,897)
Total identifiable net assets	110,041	64,707

Total consideration transferred	$ 140,697	$ 91,549
Less: total identifiable net assets	110,041	64,707
Goodwill at acquisition date	30,656	26,842

The following adjustments were made during the third quarter of 2009 as the Company continued its purchase price accounting:

	Bayou	Corrpro
Total identifiable net assets at June 30, 2009	$ 103,110	$ 67,768
Inventory	–	–
Property, plant and equipment	–	(302)
Identifiable intangible assets	–	–
Investments	(357)	–
Other long-term liabilities	5,110	(504)
Other adjustments to working capital	2,178	(2,255)
Total identifiable net assets at September 30, 2009	110,041	64,707

Goodwill at June 30, 2009	38,309	23,781
Increase (decrease) in goodwill related to acquisitions	(7,653)	3,061
Foreign currency translation	–	144
Goodwill at September 30, 2009	30,656	26,986

During the third quarter of 2009, the Bayou purchase price was reduced by $0.7 million due to certain amounts owed back to the Company for working capital targets at the acquisition date that were not met by Bayou. The reduction of the Bayou purchase price allocated to investments and other long-term liabilities resulted from a change in the preliminary valuation and purchase price allocation. Other adjustments to working capital represent receivables due from the former owners for pre-acquisition expenditures paid by Bayou subsequent to the acquisition.  The reduction of the Corrpro purchase price allocated to property, plant and equipment, other long-term liabilities and changes to working capital resulted from a change in the preliminary valuation and purchase price allocation. Additional changes may be made as the Company completes the purchase price allocation for both Bayou and Corrpro, some of which may be material.

In accordance with FASB ASC 820, Fair Value Measurements (“FASB ASC 820”), the Company determined that the non-financial assets and liabilities summarized above are derived from significant unobservable inputs (“Level 3 inputs”).

In connection with its acquisition of Corrpro, the Company assumed an obligation associated with a contributory defined benefit pension plan sponsored by a subsidiary of Corrpro located in the United Kingdom. Employees of this Corrpro subsidiary no longer accrue benefits under the plan; however, Corrpro continues to be obligated to fund prior period benefits. Corrpro funds the plan in accordance with recommendations from independent actuaries. The benefit obligation and plan assets at March 31, 2009, the date of acquisition, approximated $5.7 million and $4.5 million, respectively. Accordingly, the Company has recorded the unfunded status of this plan of approximately $1.2 million as part of its purchase accounting for the acquisition of Corrpro, which is subject to adjustment based on the results of a final actuarial analysis. Plan assets consist of investments in equity and debt securities as well as cash. The Company expects both the pension expense and funding requirements for the year ended December 31, 2009 to be immaterial to the Company’s consolidated financial position and results of operations.

On June 30, 2009, the Company acquired the shares of its joint venture partner, VSL International Limited (“VSL”), in Insituform Asia Limited (“IAL”), the Company’s Hong Kong joint venture, and Insituform Pacific Pty Limited (“IPPL”), the

Company’s Australian joint venture, in order to expand the Company’s operations in both Hong Kong and Australia. Prior to these acquisitions, the Company owned 50% of the shares in each entity and VSL owned the other 50% interest in each entity. The aggregate purchase price for VSL’s 50% interests in both companies was approximately $0.3 million. The Company recorded $3.2 million of goodwill in its Asia-Pacific Sewer Rehabilitation segment as a result of the IAL and IPPL transactions. The preliminary goodwill amount exceeds the aggregate purchase price because the Company’s investment in IAL and IPPL prior to the acquisitions was a deficit. The Company also contributed additional capital into these entities in order to allow IAL and IPPL to make payments to VSL in relation to approximately $1.5 million of intercompany debt. In addition, the Company took responsibility to provide support under its credit facility for IAL and IPPL’s existing working capital and performance bonding needs. The Company has not completed its final purchase price accounting of the acquisitions due to the timing of the acquisitions. As the Company completes its final accounting for these acquisitions, there may be changes to its initial accounting, some of which may be material. In accordance with FASB ASC 805, the Company expensed all costs related to these acquisitions in the second quarter of 2009. As a result of the acquisitions, the balance sheets of IAL and IPPL are included in the Company’s consolidated balance sheet at September 30, 2009. For all periods prior to June 30, 2009, the Company accounted for these entities using the equity method of accounting.

2.        ACCOUNTING POLICIES

    Newly Adopted Accounting Pronouncements

Effective July 1, 2009 FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (FASB ASC 105-10, Generally Accepted Accounting Principles). The FASB Accounting Standards Codification TM (“FASB ASC”) will be the single source of authoritative nongovernmental US GAAP. The FASB ASC will be effective for financial statements that cover interim and annual periods ending after September 15, 2009. The Codification does not change GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. Technical references to GAAP included in this report are provided under the new FASB ASC structure.

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 clarifies that fair value is a market-based measurement that should be based on the assumptions that market participants would use in pricing an asset or liability. See Note 8 for additional information on our adoption of FASB ASC 820. The Company adopted FASB ASC 820 as of January 1, 2008 for financial assets and liabilities and as of January 1, 2009 for non-financial assets and liabilities, except those already reported at fair value on a recurring basis. The impact of the adoption of FASB ASC 820 for financial assets and liabilities at January 1, 2008 was not material. The impact of the adoption of FASB ASC 820 for non-financial assets and liabilities at January 1, 2009 impacted the purchase accounting for the Company’s acquisitions of Bayou and Corrpro as shown in Note 1 to the consolidated financial statements.

FASB ASC 805, Business Combinations introduced significant changes in the accounting for and reporting of business acquisitions and non-controlling interests in a subsidiary. FASB ASC 805 requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed in the transaction at fair value; it requires certain contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; and it requires expensing of acquisition-related costs as incurred, among other provisions. FASB ASC 805 was effective as of January 1, 2009. It applies prospectively to business combinations completed on or after that date. Refer to Note 1 for further information regarding the application of FASB ASC 805 on the Company’s recent acquisitions.

FASB ASC 810, Consolidation (“FASB ASC 810”), establishes accounting and reporting standards for minority interests, which are recharacterized as noncontrolling interests. Under the provisions of FASB ASC 810, noncontrolling interests are classified as a component of equity separate from the parent’s equity; purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions; net income attributable to the noncontrolling interest are included in consolidated net income in the statement of operations; and upon a loss of control, the interest sold, as well as any interest retained, is recorded at fair value, with any gain or loss recognized in earnings. FASB ASC 810 was effective for the Company as of the beginning of its 2009 fiscal year. It applies prospectively, except for the presentation and disclosure requirements, for which it applies retroactively. In addition, FASB ASC 810, amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB ASC 810. This phase of FASB ASC 810 becomes effective for the Company on January 1, 2010. The Company is still assessing the potential impact of the adoption of this phase of FASB ASC 810.

FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”), changes the disclosure requirements for derivative instruments and hedging activities to include enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB ASC 815 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FASB ASC 815 was effective for the Company as of January 1, 2009. Refer to Note 8 to this report for further information regarding our derivative instruments.

FASB ASC 825, Financial Instruments (“FASB ASC 825”), increases the frequency of fair value disclosures for financial instruments that are within the scope of FASB ASC 825, requiring public entities to provide these disclosures on a quarterly basis rather than just annually. FASB ASC 825 became effective for the Company during the second quarter of 2009. Refer to Note 5 in this consolidated report for further information related to the Company's adoption of FASB ASC 825 in relation to its long-term debt. All other recorded book values of assets and liabilities within the scope of FASB ASC 825 are reasonable estimates of their fair value as of September 30, 2009 and December 31, 2008.

FASB ASC 855, Subsequent Events (“FASB ASC 855”), established principles and requirements for subsequent events. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. FASB ASC 855 is effective for interim or annual reporting periods ending after June 15, 2009. The Company has evaluated subsequent events through October 29, 2009, which coincides with the issuance of its financial statements for the period ended September 30, 2009.

    Variable Interest Entities

The Company evaluates all transactions and relationships with variable interest entities (“VIE”) to determine whether the Company is the primary beneficiary of the entities in accordance with FASB ASC 810. As of September 30, 2009, the Company consolidated certain VIEs based on this evaluation. Also, as of September 30, 2009, the Company had significant interests in several VIEs primarily through its joint venture arrangements for which it did not have controlling financial interests and, accordingly, was not the primary beneficiary. See Note 1 to the consolidated financial statements contained in this report for information regarding the change in the reporting of IAL and IPPL. There were no additional changes in the status of the Company’s VIE or primary beneficiary designations that occurred during the first nine months of 2009.

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

3.        SHARE INFORMATION

    Earnings (loss) per share have been calculated using the following share information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average number of common shares used for basic EPS	38,482,480	27,490,413	36,665,437	27,559,721
Effect of dilutive stock options and restricted stock	543,592	705,532	430,277	633,784
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	39,026,072	28,195,945	37,095,714	28,193,505

The Company excluded 430,627 and 465,434 stock options for the three months ended September 30, 2009 and 2008, respectively, and 430,627 and 526,212 stock options for the nine months ended September 30, 2009 and 2008, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

4.        ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets include license agreements, contract backlog, favorable lease terms, trademarks and tradenames, non-compete agreements, customer relationships and patents. Intangible assets at September 30, 2009 and December 31, 2008 were as follows (in thousands):

		As of September 30, 2009			As of December 31, 2008
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

License agreements	11	$ 3,894	$ (2,261)	$ 1,633	$ 3,894	$ (2,139)	$ 1,755
Contract backlog	1	3,010	(1,182)	1,828	–	–	–
Leases	22	1,237	(25)	1,212	–	–	–
Trademarks and tradenames	19	14,400	(387)	14,013	–	–	–
Non-compete agreements	2	740	(173)	567	–	–	–
Customer relationships	16	53,307	(2,474)	50,833	1,797	(633)	1,164
Patents	16	23,378	(14,177)	9,201	21,431	(13,997)	7,434
Total		$ 99,966	$ (20,679)	$ 79,287	$ 27,122	$ (16,769)	$ 10,353

Amortization expense was $1.7 million and $0.8 million for the three months ended September 30, 2009 and 2008, respectively. Amortization expense was $3.9 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively. Estimated amortization expense is estimated as follows (in thousands):

Estimated amortization expense:
For year ending December 31, 2009	$5,676
For year ending December 31, 2010	6,117
For year ending December 31, 2011	4,736
For year ending December 31, 2012	4,464
For year ending December 31, 2013	4,452

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

At the Company’s election, borrowings under the New Facility bear interest at either (i) a fluctuating rate of interest equal on any day to the higher of Bank of America, N.A.’s announced prime rate, the Federal Funds Rate plus 0.50% or the one-month LIBOR plus 1.0%, plus in each case a margin ranging from 1.75% to 3.00%, or (ii) rates of interest fixed for one, two, three or nine months at the British Bankers Association LIBOR Rate for such period plus a margin ranging from 2.75% to 4.00%. The applicable margins are determined quarterly based upon the Company’s consolidated leverage ratio. The current annualized rate on outstanding borrowings under the New Facility at September 30, 2009 was 3.8%.

The New Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. The New Facility also provides for events of default, including in the event of non-payment or certain defaults under other outstanding indebtedness of the Company. The Company was in compliance with each of these covenants at September 30, 2009.

This New Facility replaced the Company’s credit facility that was due to expire on April 30, 2009. Letters of credit that were outstanding as of March 31, 2009 under the expiring facility were converted to letters of credit under the New Facility. As of September 30, 2009, the Company had $22.4 million in letters of credit issued and outstanding under the New Facility. Of such amount, (i) $13.6 million was collateral for the benefit of certain of the Company’s insurance carriers, (ii) $1.4 million was collateral for work performance obligations, (iii) $4.5 million was for security in support of working capital needs of Insituform Pipeline Rehabilitation Private Limited, the Company’s Indian joint venture, and the working capital, leasing and performance bonding needs of IPPL and IAL and (iv) $2.9 million was in support of international trade transactions. See Note 1 to the consolidated financial statements.

In connection with its acquisition of Corrpro on March 31, 2009, the Company borrowed the entire amount of the term loan of $50.0 million and approximately $7.5 million under the revolving line of credit. See Note 1 to the consolidated financial statements contained in this report for more information.

The Company’s total indebtedness as of September 30, 2009 consisted of the Company’s $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013, $45.0 million of the original $50.0 million term loan and $4.7 million of third party notes and bank debt. The Company’s total indebtedness at December 31, 2008 consisted of the Company’s $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013, and $0.9 million of other notes related to the financing of certain insurance premiums.

At September 30, 2009 and December 31, 2008, the estimated fair value of the Company’s long-term debt was approximately $112.0 million and $68.0 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity.

Debt Covenants

At September 30, 2009, the Company was in compliance with all of its debt covenants as required under the Senior Notes and the New Facility. The Company believes it has adequate resources to fund future cash requirements and debt repayments for at least the next twelve months with cash generated from operations, existing cash balances, additional short- and long-term borrowings and the sale of assets.

6.        EQUITY-BASED COMPENSATION

At September 30, 2009, the Company had two active equity-based compensation plans under which equity-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. There are an aggregate of 2.7 million shares authorized for issuance under these plans. At September 30, 2009, approximately 2.4 million shares remained available for future issuance under the 2009 Employee Equity Incentive Plan (the “2009 Employee Plan”) and approximately 0.1 million shares under the 2006 Non Employee Director Equity Incentive Plan (the “2006 Director Plan”).

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

A summary of restricted award activity during the nine months ended September 30, 2009 follows:

	Restricted Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2009	475,787	$ 14.25
Awarded	426,951	13.26
Shares distributed	(28,381)	18.64
Forfeited	(22,249)	14.29
Outstanding at September 30, 2009	852,108	$ 13.60

For the three months ended September 30, 2009, expense associated with restricted awards was $0.8 million compared to $0.5 million for the same period in 2008. Expense associated with restricted awards was $2.3 million and $1.4 million in the first nine months of 2009 and 2008, respectively. Unrecognized pre-tax expense of $7.7 million related to restricted awards is expected to be recognized over the weighted average remaining service period of 2.1 years for awards outstanding at September 30, 2009.

Deferred Stock Unit Awards

Deferred stock units are awarded to directors of the Company under the 2006 Director Plan. Deferred stock units represent the Company’s obligation to transfer one share of the Company’s common stock to the award recipient at a future date and generally are fully vested on the date of award. The expense related to the issuance of deferred stock units is recorded according to vesting.

A summary of deferred stock unit activity during the nine months ended September 30, 2009 follows:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2009	130,018	$ 18.46
Awarded	35,426	16.25
Shares distributed	(21,645)	17.14
Forfeited	–	–
Outstanding at September 30, 2009	143,799	$ 18.09

Expense associated with awards of deferred stock units in the three and nine months ended September 30, 2009 was $0.1 million and $0.6 million, respectively. There was no expense associated with deferred stock units in the three months ended September 30, 2008 and $1.1 million in expense associated with deferred stock units for the nine months ended September 30, 2008.

Stock Options

Stock options are granted from time to time to executive officers and certain key employees of the Company under the 2009 Employee Plan. Stock options granted generally have a term of seven years and an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of stock option activity during the nine months ended September 30, 2009 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	1,032,773	$ 19.18
Granted	337,060	12.97
Exercised	(25,353)	13.79
Canceled/Expired	(121,328)	18.03
Outstanding at September 30, 2009	1,223,152	$ 17.72
Exercisable at September 30, 2009	689,224	$ 20.92

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2009 was $5.95.  In the first nine months of 2009, the Company collected $0.5 million from stock option exercises that had a total intrinsic value of $0.1 million. In the first nine months of 2008, the Company collected $0.3 million from stock option exercises that had a total intrinsic value of $0.1 million. In the third quarters of 2009 and 2008, the Company recorded expense of $0.4 million and $0.2 million, respectively, related to stock option grants. In the nine months ended September 30, 2009 and 2008, the Company recorded expense of $0.8 million and $0.9 million, respectively, related to stock option grants. The intrinsic value of in-the-money stock options outstanding was $4.3 million and $0.6 million at September 30, 2009 and 2008, respectively. The aggregate intrinsic value of exercisable stock options was $1.2 million and $0.1 million at September 30, 2009 and 2008, respectively. The intrinsic value calculation is based on the Company’s closing stock price of $19.14 on September 30, 2009. Unrecognized pre-tax expense of $2.0 million related to stock option grants is expected to be recognized over the weighted average remaining vesting term of 2.1 years for grants outstanding at September 30, 2009.

The Company uses a lattice-based option pricing model. The fair value of stock options granted during the nine-month periods ended September 30, 2009 and 2008 was estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

	For the Nine Months Ended September 30,
	2009		2008
	Range	Weighted Average	Range	Weighted Average
Volatility	49.5% – 50.1%	50.1%	37.3% – 41.9%	40.6%
Expected term (years)	7.0	7.0	4.5	4.5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free rate	2.5% – 3.2%	2.5%	4.4%–4.6%	4.4%

7.        COMMITMENTS AND CONTINGENCIES

Litigation

Environmental Infrastructure Group

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

The Company’s excess comprehensive general liability insurance coverage was in an amount far greater than the costs associated with the liner removal and re-installation. The Company believed the “Contractor Rework” special endorsement applied to the excess insurance coverage; it incurred costs in excess of the primary coverage and it notified its excess carrier of the claim in 2003. The excess insurance carrier denied coverage.

In March 2004, the Company filed a lawsuit in United States District Court in Boston, Massachusetts against its excess insurance carrier for such carrier’s failure to acknowledge coverage and to indemnify the Company for the entire loss in excess of the primary coverage.  On March 31, 2008, the Court entered a judgment (the “Judgment”) in favor of the Company and against the excess insurance carrier in the amount of $7.7 million ($6.1 million in actual damages and $1.6 million in prejudgment interest).   The excess insurance carrier appealed the judgment to the United States Court of Appeals for the First Circuit.  On May 22, 2009, the Court of Appeals vacated the Judgment and remanded the case to the District Court for dismissal of the Company’s complaint against the excess insurance carrier, finding that the excess policy did not follow form to the primary policy. On July 1, 2009, the Court of Appeals denied the Company’s Petition for Rehearing and Rehearing En Banc.  On July 17, 2009, the District Court entered its final order in the case, dismissing the Company’s complaint against the excess insurance carrier.

During 2005 and 2006, the Company recorded a $6.1 million insurance claim receivable related to this matter, which was based on actual remediation costs for the Boston project.   In addition, in subsequent periods, the Company recorded pre-judgment and post-judgment interest associated with the claim.  Based on several factors, including but not limited to favorable court decisions prior to when the Company recorded the claim receivable amount, the Company believed the realizability of this claim amount was probable.

On December 19, 2008, the Company purchased a judgment protection insurance policy (the “Judgment Protection Policy”) to ensure the Judgment in the event of reversal by the Court of Appeals. The full amount of the Judgment was insured, subject to a $500,000 retention.

Based upon the Court of Appeals’ adverse ruling in May 2009, during the second quarter of 2009 the Company reduced the amount of the insurance claim receivable previously recorded to the amount of the proceeds the Company expected to receive pursuant to the Judgment Protection Policy.  On September 24, 2009, the Company received $7.2 million under the Judgment Protection Policy.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at September 30, 2009 on its consolidated balance sheet.

8.        DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations. At September 30, 2009, the Company did not have any open foreign currency forward contracts. During the third quarter of 2009, the Company settled its existing outstanding hedges. For foreign currency contracts that settled in 2009, the Company recorded a cumulative gain since inception in other comprehensive income (loss) of $6.8 million related to the settlement of its foreign currency forward contracts.

In May 2009, the Company entered into an interest rate swap agreement, for a notional amount of $25.0 million, which expires in March 2012. The swap notional amount mirrors the amortization of $25.0 million of the Company’s $50.0 million term loan.  The swap requires the Company to make a monthly fixed rate payment of 1.63% calculated on the $25 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the $25.0 million notional amount. The receipt of the monthly LIBOR based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $25.0 million portion of the Company’s term loan. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge. At September 30, 2009, a net deferred loss of $0.1 million related to this interest rate swap was recorded in other current liabilities and other comprehensive loss on the consolidated balance sheet. This hedge was effective, and therefore, no gain or loss was recorded in the consolidated statements of operations.

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

In accordance with FASB ASC 820, the Company determined that the instruments summarized above are derived from significant unobservable inputs, referred to as Level 3 inputs. The following table presents a reconciliation of the beginning and ending balances of the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs at September 30, 2009, which consists only of the items summarized above (in thousands):

	Three Months Ended September 30,
	2009	2008
Beginning balance, July 1	$ (1,208)	$ (207)
Expiration of prior foreign currency forward contracts included in other comprehensive income	1,055	–
Gain included in other comprehensive income	43	3,514
Ending balance, September 30	$ (110)	$ 3,307

	Nine Months Ended September 30,
	2009	2008
Beginning balance, January 1	$ 7,161	$ (55)
Expiration of prior foreign currency forward contracts included in other comprehensive income	(6,818)	–
(Loss)/gain included in other comprehensive income	(453)	3,362
Ending balance, September 30	$ (110)	$ 3,307

The provisions of FASB ASC 820 were adopted for non-financial assets and liabilities on January 1, 2009. See Note 1 to the consolidated financial statements contained in this report for more information about the adoption of this standard as it relates to the Company’s acquisitions of Bayou and Corrpro.

9.         DISCONTINUED OPERATIONS

The Company has classified the results of operations of its tunneling business as discontinued operations for all periods presented. Substantially all existing tunneling business activity had been completed in early 2008.

Operating results for discontinued operations are summarized as follows for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$ (2,909)	$ (584)	$ (3,499)	$ 6,987
Gross loss	(3,141)	(995)	(3,792)	(1,729)
Operating expenses	597	1,260	1,553	2,321
Closure reversals of tunneling business	–	(300)	–	(777)
Operating loss	(3,738)	(1,955)	(5,345)	(3,273)
Loss before tax benefits	(3,562)	(1,955)	(5,169)	(2,902)
Tax benefits	(916)	(816)	(1,233)	(1,158)
Net loss	(2,646)	(1,139)	(3,936)	(1,744)

The Company recorded a $2.9 million write-down associated with the settlement of a previously recorded tunneling claim during the third quarter of 2009, which resulted in a reversal of $2.9 million in previously recorded revenues.

Balance sheet data for discontinued operations was as follows at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008

Receivables, net	$ 160	$ 2,235
Retainage	3,930	5,917
Claims and costs and estimated earnings in excess of billings	1,627	5,104
Prepaid expenses and other current assets	135	448
Property, plant and equipment, less accumulated depreciation	2,903	3,256
Other assets	3,136	2,587
Total assets	$ 11,891	$ 19,547

Current liabilities	$ 1,576	$ 1,541
Other liabilities	1,142	818
Total liabilities	$ 2,718	$ 2,359

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

Financial information by segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues:
North American Sewer Rehabilitation	$ 94,858	$ 89,346	$ 259,049	$ 257,495
European Sewer Rehabilitation	23,152	27,055	62,067	79,313
Asia-Pacific Sewer Rehabilitation	9,811	1,768	22,154	5,459
Water Rehabilitation	4,289	5,917	8,740	9,738
Energy and Mining	69,742	13,791	161,050	47,385
Total revenues	$ 201,852	$ 137,877	$ 513,060	$ 399,390

Gross profit (loss):
North American Sewer Rehabilitation	$ 24,082	$ 20,184	$ 64,915	$ 56,405
European Sewer Rehabilitation	6,212	5,941	16,354	15,936
Asia-Pacific Sewer Rehabilitation	2,614	614	6,382	1,699
Water Rehabilitation	220	1,263	(35)	1,692
Energy and Mining	19,994	4,220	44,095	14,506
Total gross profit	$ 53,122	$ 32,222	$ 131,711	$ 90,238

Operating income (loss):
North American Sewer Rehabilitation	$ 10,322	$ 6,757	$ 25,844	$ 11,910
European Sewer Rehabilitation	1,095	347	2,120	(1,084)
Asia-Pacific Sewer Rehabilitation	613	368	2,407	722
Water Rehabilitation	(334)	482	(2,371)	(780)
Energy and Mining	6,008	2,320	3,253	8,976
Total operating income	$ 17,704	$ 10,274	$ 31,253	$ 19,744

The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues:
United States	$ 130,677	$ 90,842	$ 345,553	$ 252,789
Canada	28,827	12,649	63,469	38,557
Europe	27,966	28,327	68,649	82,322
Other foreign	14,382	6,059	35,389	25,722
Total revenues	$ 201,852	$ 137,877	$ 513,060	$ 399,390

Gross profit:
United States	$ 31,921	$ 20,181	$ 82,572	$ 54,635
Canada	9,146	4,281	21,428	13,149
Europe	8,498	6,211	17,934	16,380
Other foreign	3,557	1,549	9,777	6,074
Total gross profit	$ 53,122	$ 32,222	$ 131,711	$ 90,238

Operating income (loss):
United States	$ 8,188	$ 6,587	$ 9,589	$ 8,845
Canada	6,804	2,549	13,381	7,941
Europe	1,693	391	3,945	(630)
Other foreign	1,019	747	4,338	3,588
Total operating income	$ 17,704	$ 10,274	$ 31,253	$ 19,744

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

Executive Summary

We are a leading vertically integrated global provider of proprietary technologies and services for the rehabilitation of municipal sewer and water and other underground piping systems without digging or disruption and the corrosion protection of mineral, oil and gas and other industrial piping systems. Our operations are organized based on differences in products and services, as well as by geographic areas. We operate in three distinct markets: sewer rehabilitation, water rehabilitation and energy and mining services. Within the sewer and water rehabilitation markets, we operate in three distinct geographies: North America, Europe and internationally outside of North America and Europe. While we use a variety of technologies in many different locations, the largest portion of our revenues are derived from the Insituform® cured-in-place-pipe (“CIPP”) process in the United States.

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

On February 20, 2009, we acquired the business of The Bayou Companies, L.L.C. and its related entities, referred to herein as “Bayou,” and the noncontrolling interests of certain subsidiaries of Bayou. Bayou provides cost-effective solutions to energy and infrastructure companies primarily in the Gulf of Mexico and North America. Bayou’s products and services include internal and external pipeline coating, lining, weighting, insulation, project management and logistics. Bayou also provides specialty fabrication services for offshore deepwater installations. The purchase price for Bayou consisted of $127.9 million in cash. Pursuant to the acquisition agreement, we agreed to pay up to an additional $7.5 million plus 50% of Bayou’s excess earnings if the Bayou business achieves certain financial performance targets. The aggregate purchase price for the noncontrolling interests was $8.5 million and consisted of cash, a promissory note and shares of our common stock. We used proceeds from our equity offering completed in February 2009 to fund the purchase price for Bayou and a portion of the cash purchase price for the noncontrolling interests. During the third quarter of 2009, the Bayou purchase price was reduced by $0.7 million due to certain amounts owed back to us for working capital targets at the acquisition date that were not met by Bayou. The financial results of Bayou for the 39-day period that we owned Bayou in the first quarter and the complete second and third quarters are included in the results of our Energy and Mining segment.

On March 31, 2009, we acquired Corrpro Companies, Inc., referred to herein as “Corrpro”. Corrpro is a premier provider of corrosion protection and pipeline maintenance services in North America and the United Kingdom. Corrpro’s comprehensive line of fully-integrated corrosion protection products and services includes: (i) engineering; (ii) product and material sales; (iii) construction and installation; (iv) inspection, monitoring and maintenance; and (v) coatings. The purchase price for Corrpro consisted of cash consideration paid to the Corrpro shareholders of $65.2 million. In addition, we repaid $26.3 million of indebtedness of Corrpro. The total acquisition cost for Corrpro was approximately $91.5 million. We paid the purchase price for Corrpro with borrowings under our credit facility entered into in March 2009 and existing cash. The financial results of Corrpro for the second and third quarters are included in our Energy and Mining segment.

On June 30, 2009, we acquired the shares of our joint venture partner, VSL International Limited, referred to herein as VSL, in Insituform Asia Limited, our Hong Kong joint venture (“IAL”), and Insituform Pacific Pty Limited, our Australian joint venture (“IPPL”), in order to expand our operations in both Hong Kong and Australia. Prior to these acquisitions, we owned 50% of the shares in each entity and VSL owned the other 50% interest in each entity. The aggregate purchase price for VSL’s 50% interests in both companies was approximately $0.3 million. We recorded $3.2 million of goodwill in our Asia-Pacific Sewer Rehabilitation segment as a result of the transactions. The preliminary goodwill amount exceeds the aggregate purchase price because our investment in IAL and IPPL prior to the acquisitions was a deficit. We also contributed additional capital into these entities in order to allow IAL and IPPL to pay VSL approximately $1.5 million in intercompany debt. In addition, we took responsibility to provide support under our credit facility for IAL’s and IPPL’s working capital and performance bonding needs. We have not completed the final purchase price accounting of the acquisitions. As we complete the final accounting for these acquisitions, there may be changes to our initial accounting, some of which may be material. In accordance with FASB ASC 805, we expensed all costs related to these acquisitions in the second quarter of 2009. As a result of the acquisitions, the balance sheets of IAL and IPPL are included in our consolidated balance sheet at September 30, 2009.For periods ended on or prior to June 30, 2009, we accounted for these entities using the equity method of accounting.

Overview – Consolidated Results

Key financial data for our consolidated operations was as follows (dollars in thousands):

			Increase
	2009	2008	$	%
Three Months Ended September 30,
Revenues	$ 201,852	$ 137,877	$ 63,975	46.4%
Gross profit	53,122	32,222	20,900	64.9
Gross margin	26.3%	23.4%		2.9
Operating expenses	35,418	21,948	13,470	61.4
Operating income	17,704	10,274	7,430	72.3
Operating margin	8.8%	7.5%		1.3
Net income from continuing operations attributable to common stockholders	11,793	7,791	4,002	51.4

Nine Months Ended September 30,
Revenues	$ 513,060	399,390	$ 113,670	28.5%
Gross profit	131,711	90,238	41,473	46.0
Gross margin	25.7%	22.6%		3.1
Operating expenses	100,458	70,494	29,964	42.5
Operating income	31,253	19,744	11,509	58.3
Operating margin	6.1%	4.9%		1.2
Net income from continuing operations attributable to common stockholders	18,425	13,734	4,691	34.2

Consolidated net income from continuing operations attributable to common stockholders was $4.0 million, or 51.4%, higher in the third quarter of 2009 than in the third quarter of 2008, and $4.7 million, or 34.2%, higher in the first nine months of 2009 compared to the prior year period. Revenues during the third quarter of 2009 increased by $64.0 million, or 46.4%, due primarily to the inclusion of Bayou and Corrpro revenues in the quarter. The increase in revenues was partially offset by declines in revenues in our European Sewer Rehabilitation, Water Rehabilitation and United Pipeline Systems businesses. Also, the increase in revenues was partially offset by a $19.0 million unfavorable impact relating to foreign currencies on a consolidated basis. The increase in net income from continuing operations attributable to common stockholders for the third quarter and first nine months of 2009 was principally due to improved gross profit results in our North American Sewer Rehabilitation and European Rehabilitation segments. Our gross margin improvement in both segments, coupled with growth in our Asia-Pacific Sewer Rehabilitation segment, also helped to drive the improved results. In the third quarter of 2009, based on the year-to-date results for Bayou, we revised our estimate of the Bayou earnout, which resulted in a favorable pre-tax adjustment to transaction expenses of $1.6 million. In the first nine months of 2009, consolidated income from continuing operations included $6.6 million in pre-tax transaction and severance costs associated with the acquisitions of Bayou and Corrpro.

Consolidated operating expenses increased by $13.5 million, or 61.4%, in the third quarter of 2009 compared to the corresponding prior year period. The increase was primarily due to the inclusion of $12.1 million of operating expenses for Bayou and Corrpro. The third quarter 2009 consolidated operating expenses included $1.7 million (net of $1.6 million favorable earnout adjustment) and $10.4 million of expenses for Bayou and Corrpro, respectively. Excluding the operating expenses of Bayou and Corrpro, consolidated operating expenses for the quarter would have increased by $1.4 million, or 6.4%, due primarily to growth in our Asia-Pacific Sewer Rehabilitation segment. In the first nine months of 2009, operating expenses increased by $30.0 million due to the $28.5 million in operating expenses of Bayou and Corrpro, $4.0 million to fund growth in our Asia-Pacific Sewer Rehabilitation segment and $6.6 million of transaction and severance costs related to the acquisitions of Bayou and Corrpro. In the first nine months of 2008, we incurred approximately $1.7 million in expenses related to a proxy contest.

We experienced a $5.4 million, or 12.2%, decrease in operating expenses in our North American Sewer Rehabilitation business in the first nine months of 2009 compared to the prior year period, which partially offset the increase in consolidated operating expenses. This decrease was primarily the result of cost reduction measures taken in the fourth quarter of 2008. In addition, we reduced operating expenses by $2.8 million, or 16.4%, in our European Sewer Rehabilitation business in the first nine months of 2009.

Total contract backlog improved to $467.7 million at September 30, 2009, a record for our company, compared to $292.9 million at September 30, 2008 and $249.1 million at December 31, 2008. The September 30, 2009 level of backlog was significantly higher than total contract backlog at December 31, 2008 and September 30, 2008 due primarily to the addition of $123.8 million total contract backlog of Bayou and Corrpro at September 30, 2009. Excluding the backlog from Bayou and Corrpro, consolidated backlog at September 30, 2009 increased by $94.8 million, or 38.1%, and $51.0 million, or 17.4%, compared to December 31, 2008 and September 30, 2008, respectively, due to the high backlog levels in our North American Sewer Rehabilitation segment, European Sewer Rehabilitation segment and Asia-Pacific Rehabilitation segment. In addition, our United Pipeline Systems business experienced a 17.1% growth in backlog at September 30, 2009 compared to September 30, 2008. These increases in backlog are due to improved win-rates and increased market penetration.

North American Sewer Rehabilitation Segment

Key financial data for our North American Sewer Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2009	2008	$	%
Three Months Ended September 30,
Revenues	$ 94,858	$ 89,346	$ 5,512	6.2%
Gross profit	24,082	20,184	3,898	19.3
Gross margin	25.4%	22.6%		2.8
Operating expenses	13,760	13,427	333	2.5
Operating income	10,322	6,757	3,565	52.8
Operating margin	10.9%	7.6%		3.3

Nine Months Ended September 30,
Revenues	$ 259,049	$ 257,495	$ 1,554	0.0%
Gross profit	64,915	56,405	8,510	15.1
Gross margin	25.1%	21.9%		3.2
Operating expenses	39,071	44,495	(5,424)	(12.2)
Operating income	25,844	11,910	13,934	117.0
Operating margin	10.0%	4.6%		5.4

Revenues
Revenues increased by $5.5 million, or 6.2%, in our North American Sewer Rehabilitation segment in the third quarter of 2009 compared to the third quarter of 2008. The increase in revenues was primarily due to increased workable backlog in the third quarter of 2009. Third-party product sales in this segment were $2.9 million and $2.4 million in the third quarter of 2009 and 2008, respectively. Revenues increased slightly in our North American Sewer Rehabilitation segment in the first nine months of 2009 compared to the first nine months of 2008.

Contract backlog in our North American Sewer Rehabilitation segment at September 30, 2009 was $183.8 million. This represented a $5.3 million, or 3.0%, increase from backlog at September 30, 2008. Backlog at September 30, 2009 declined 11.2% compared to June 30, 2009. This decline was primarily attributed to increased revenue during the third quarter of 2009 and delays in contract awards on certain large projects. Overall increasing levels of backlog compared to September 30, 2008 are a result of improved win-rates and slightly increased market activity some of which is attributable to federal stimulus programs. The stimulus programs are expected to have a favorable impact on the market in the upcoming quarters.

Gross Profit and Gross Margin
Gross profit in our North American Sewer Rehabilitation segment increased $3.9 million, or 19.3%, in the third quarter of 2009 compared to the prior year quarter, primarily due to project execution improvements and lower pricing for resin and fuel. Also, general cost management practices continue to drive a lower overall cost structure. In the third quarter of 2009, our gross margin increased to 25.4% from 22.6% in the third quarter of 2008, as a result of the factors mentioned above.

We will continue to drive profitability and returns through enhanced project management and crew training, and the continued implementation of technologies and improved logistics management. In addition, we continue to seek avenues for taking advantage of our vertical integration and manufacturing capabilities by further expanding our third-party product sales efforts.

In the first nine months of 2009, gross profit increased by $8.5 million, or 15.1%, over the prior year period, despite an increase in revenues of only $1.6 million. In the first nine months of 2009, our gross margin increased to 25.1% from 21.9%, a 320 basis point increase. The improvement in our gross profit margins was primarily due to project execution improvements and lower pricing for fuel and resin. In addition, gross margins were boosted by increased third party product sales.

Operating Expenses
Operating expenses in our North American Sewer Rehabilitation segment increased by $0.3 million, or 2.5%, during the third quarter of 2009 compared to the third quarter of 2008. The increase was primarily due to an increase in health care costs. Operating expenses as a percentage of revenues were 14.5% in the third quarter of 2009 compared to 15.0% in the third quarter of 2008.

Operating expenses decreased by $5.4 million, or 12.2%, in the first nine months of 2009 compared to the first nine months of 2008, primarily due to cost reduction and realignment efforts in this segment. Operating expenses as a percentage of revenues were 15.2% in the first nine months of 2009 compared to 17.3% in the first nine months of 2008.

Operating Income and Operating Margin
The higher revenue level and improved gross profit led to a $3.6 million, or 52.8%, increase in operating income in our North American Sewer Rehabilitation segment in the third quarter of 2009 compared to the third quarter of 2008. Our North American Sewer Rehabilitation operating margin, which is operating income as a percentage of revenues, improved to 10.9% in the third quarter of 2009 compared to 7.6% in the third quarter of 2008, an increase of 330 basis points.

Operating income in this segment in the first nine months of 2009 increased to $25.8 million compared to $11.9 million in the first nine months of 2008, a 117.0% increase. Our North American Sewer Rehabilitation operating margin improved to 10.0% in the first nine months of 2009 compared to 4.6% in the first nine months of 2008, an increase of 540 basis points. This improvement was primarily due to the gross margin improvements discussed above.

European Sewer Rehabilitation Segment

Key financial data for our European Sewer Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2009	2008	$	%
Three Months Ended September 30,
Revenues	$ 23,152	$ 27,055	$ (3,903)	(14.4)%
Gross profit	6,212	5,941	271	4.6
Gross margin	26.8%	22.0%		4.8
Operating expenses	5,117	5,594	(477)	(8.5)
Operating income	1,095	347	748	215.6
Operating margin	4.7%	1.3%		3.4

Nine Months Ended September 30,
Revenues	$ 62,067	$ 79,313	$ (17,246)	(21.7)%
Gross profit	16,354	15,936	418	2.6
Gross margin	26.3%	20.1%		6.2
Operating expenses	14,234	17,020	(2,786)	(16.4)
Operating income (loss)	2,120	(1,084)	3,204	295.6
Operating margin	3.4%	(1.4)%		4.8

Revenues
Revenues in our European Sewer Rehabilitation segment decreased by $3.9 million, or 14.4%, during the third quarter of 2009 compared to the third quarter of 2008, primarily due to continued market weakness in the United Kingdom and a $1.9 million unfavorable impact of foreign currencies against the U.S. dollar.

For the first nine months of 2009, revenues decreased by $17.2 million, or 21.7%, compared to the first nine months of 2008, primarily due to a $9.8 million unfavorable impact of weak European currencies versus the U.S. dollar as well as a decline in revenues from our United Kingdom operations due to continuing soft market conditions.

Contract backlog in our European Sewer Rehabilitation segment was $40.7 million at September 30, 2009. This represented an increase of $10.0 million, or 32.6%, compared to September 30, 2008. The increase was principally due to higher backlog in Switzerland and The Netherlands. European orders and backlog have been fairly steady for the past several quarters, with the exception of the United Kingdom, and we believe this trend will continue through the remainder of 2009.

As part of our continuing efforts to improve our European financial performance, certain recent operational and management changes have been made. We also are working to restructure a number of country-based operations to reduce fixed costs and improve project execution and management. We continue to anticipate only modest growth in revenues (not accounting for foreign currency impacts) for this segment in 2010; however, we expect profitability to improve year over year due to recent organizational changes and other continuing restructuring efforts.

Gross Profit and Gross Margin

Gross profit in our European Sewer Rehabilitation segment increased by $0.3 million, or 4.6%, during the third quarter of 2009 compared to the third quarter of 2008, despite the 14.4% decline in revenues. Our European Sewer Rehabilitation segment experienced an increase in gross margin year over year of 480 basis points. The increase in gross profit quarter over quarter was due to improved margins in the United Kingdom due to improved project execution performance and cost reductions in Switzerland, Poland and France.

Gross profit in our European Sewer Rehabilitation segment increased by $0.4 million during the first nine months of 2009 compared to the first nine months of 2008. We experienced an improvement in both Switzerland and France after the restructuring plans were implemented during 2008. We also improved operationally in Poland. During the first nine months of 2008, gross profit for this segment was negatively impacted by several large project execution issues in our Eastern European operations.

While our recent profitability in Europe has not met our long-term expectations, we continue to implement changes in this business unit that we expect will result in significantly improved performance. We are focusing on bottom-line improvements that should enable this business to achieve our expected financial returns. With dramatically improved contract backlog, coupled with the restructuring efforts, we expect to see significant profitability improvements in future quarters.

Operating Expenses
Operating expenses in our European Sewer Rehabilitation segment decreased by $0.5 million, or 8.5%, during the third quarter of 2009 compared to the third quarter of 2008, primarily due to a reduction in operating expenses in France, Switzerland and the United Kingdom due to cost reduction efforts.

Operating expenses in our European Sewer Rehabilitation segment decreased by $2.8 million, or 16.4%, during the first nine months of 2009 compared to the first nine months of 2008. This was primarily due to cost reduction efforts in the United Kingdom, Switzerland, France and Poland. Operating expenses as a percentage of revenues increased to 23.0% in the first nine months of 2009 compared to 21.5% in the first nine months of 2008, primarily due to the decline in revenues.

Operating Income (loss) and Operating Margin
Lower operating expenses and higher gross profit led to a $0.7 million improvement in operating income in the third quarter of 2009 compared to the third quarter of 2008. Our European Sewer Rehabilitation operating margin, which is operating income as a percentage of revenues, improved to 4.7% in the third quarter of 2009 compared to 1.3% in the third quarter of 2008.

Lower operating expenses and higher gross profits led to a $3.2 million improvement in operating income in the first nine months of 2009 compared to the first nine months of 2008. Our European Sewer Rehabilitation operating margin improved to 3.4% in the first nine months of 2009 compared to (1.4)% in the first nine months of 2008.

Asia-Pacific Sewer Rehabilitation Segment

Key financial data for our Asia-Pacific Sewer Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2009	2008	$	%
Three Months Ended September 30,
Revenues	$ 9,811	$ 1,768	$ 8,043	454.9%
Gross profit	2,614	614	2,000	325.7
Gross margin	26.6%	34.7%		(8.1)
Operating expenses	2,001	246	1,755	713.4
Operating income	613	368	245	66.5
Operating margin	6.2%	20.8%		(14.6)

Nine Months Ended September 30,
Revenues	$ 22,154	$ 5,459	$ 16,695	305.8%
Gross profit	6,382	1,699	4,683	275.6
Gross margin	28.8%	31.1%		(2.3)
Operating expenses	3,975	977	2,998	306.9
Operating income	2,407	722	1,685	233.4
Operating margin	10.9%	13.2%		(2.3)

Revenues
Revenues in our Asia-Pacific Sewer Rehabilitation segment increased by $8.0 million, or 454.9%, in the third quarter of 2009 compared to the third quarter of 2008. The increase was due to increased workable backlog in our Indian operations. We secured several large revenue projects in India in 2008 and 2009 that we believe will lead to continued revenue growth in this segment in the fourth quarter and into 2010. In addition, during the third quarter of 2009, IAL and IPPL contributed revenues of $1.6 million and $1.2 million, respectively.  These companies were not part of our consolidated results for the quarter ended September 30, 2008.

Revenues in this segment increased by $16.7 million, or 305.8%, in the first nine months of 2009 compared to the first nine months of 2008 due the increased work in India, and the inclusion of revenues in Australia and Hong Kong.

Contract backlog in our Asia-Pacific Sewer Rehabilitation segment climbed to $84.5 million at September 30, 2009. This represented an increase of $23.6 million, or 38.8%, compared to June 30, 2009. This increase was principally due to the award of a $27.0 million contract with Sydney Water in Australia. We anticipate significant bidding opportunities in the Indian market in the fourth quarter of 2009. As compared to September 30, 2008, Asia-Pacific Sewer Rehabilitation experienced an increase in contract backlog of $30.9 million, or 57.6%, at September 30, 2009 due primarily to the inclusion of the backlogs of IAL and IPPL, which are included in our consolidated results since June 30, 2009. This increase in backlog from September 30, 2008 was offset somewhat by $1.0 million in unfavorable changes in currency rates against the U.S. dollar that prevailed at September 30, 2008. We continue to believe that the market opportunity in India is very robust, and we expect growth to continue as we gain momentum with sales penetration in major Indian cities. We also are pursuing other growth opportunities throughout the Asia-Pacific region, including significant opportunities in Singapore and China.

Gross Profit and Gross Margin
Gross profit in the Asia-Pacific Sewer Rehabilitation segment increased by $2.0 million, or 325.7%, in the third quarter of 2009 compared to the third quarter of 2008. Our gross margin decreased to 26.6% compared to 34.7% in the same period last year. Gross margins are lower due to work being performed on installation projects in the current year versus more third-party tube sales in 2008 at higher margins. In addition, during the third quarter of 2009, margins were lower due to slower than anticipated progress on projects in India as a result of heavy rains during the monsoon season. Gross profit increased substantially in the third quarter of 2009 as a result of the increase in revenues, albeit at lower margins.

Gross profit in this segment increased by $4.7 million during the first nine months of 2009 compared to the first nine months of 2008, primarily due to increased revenues. Gross margins declined to 28.8% in the first nine months of 2009 from to 31.1% in the first nine months of 2008. The year over year decline in gross margins was due to the reasons stated above.

Operating Expenses
Operating expenses increased by $1.8 million in the Asia-Pacific Sewer Rehabilitation segment during the third quarter of 2009 compared to the third quarter of 2008, principally due to our continuing investments in our operations in India, Hong Kong and Australia in order to allow them to pursue growth opportunities.

Operating expenses in this segment increased $3.0 million in the first nine months of 2009 compared to the first nine months of 2008. The increase was due to the revenue growth in this segment during the current year and our continued developmental efforts in the Asia-Pacific market.

Operating Income and Operating Margin
Improved revenues and gross profit, partially offset by higher operating expenses, led to a $0.2 million increase in operating income in this segment in the third quarter of 2009 compared to the third quarter of 2008. Operating margin decreased to 6.2% in the third quarter of 2009 compared to 20.8% in the third quarter of 2008. The decrease in operating margin was primarily the result of current year work being comprised of lower margin installation work versus more third party tube sales in the prior year.

Operating income in the first nine months of 2009 increased $1.7 million compared to the first nine months of 2008. Operating margin decreased to 10.9% in the first nine months of 2009 compared to 13.2% in the first nine months of 2008. This decrease was due to the reasons stated above.

Water Rehabilitation Segment

Key financial data for our Water Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2009	2008	$	%
Three Months Ended September 30,
Revenues	$ 4,289	$ 5,917	$ (1,628)	(27.5)%
Gross profit	220	1,263	(1,043)	(82.6)
Gross margin	5.1%	21.3%		(16.2)
Operating expenses	554	781	(227)	(29.1)
Operating income (loss)	(334)	482	(816)	(169.3)
Operating margin	(7.8)%	8.2%		(16.0)

Nine Months Ended September 30,
Revenues	$ 8,740	$ 9,738	$ (998)	(10.3)%
Gross profit (loss)	(35)	1,692	(1,727)	(102.1)
Gross margin	(0.4)%	17.4%		(17.8)
Operating expenses	2,336	2,472	(136)	(5.5)
Operating loss	(2,371)	(780)	(1,591)	(204.0)
Operating margin	(27.1)%	(8.0)%		(19.1)

Revenues
Revenues from our Water Rehabilitation segment decreased to $4.3 million in the third quarter of 2009 from $5.9 million in the prior year period, a 27.5% decrease. Our Water Rehabilitation segment revenues decreased due to low workable backlog levels, especially in Europe. Revenues decreased by $1.0 million, or 10.3%, in the Water Rehabilitation segment in the first nine months of 2009 compared to the first nine months of 2008.

Our Water Rehabilitation segment contract backlog was $7.5 million at September 30, 2009. This represented an increase of $0.8 million, or 11.9%, compared to September 30, 2008. During 2009, we launched InsituMain™, our new pressure-rated cured-in-place pipe system for the rehabilitation of water transmission and distribution mains. We believe this new product, coupled with our other Insituform Blue® water pipe rehabilitation products, firmly establishes our Company in the marketplace. We believe that prospects for new orders and growth continue to be strong, and we anticipate growth in backlog over the coming quarters.

The financial results for our Water Rehabilitation segment were not strong in the first nine months of 2009, but we made solid progress with respect to the introduction of InsituMain™ through pilot testing. We have a number of new pilot projects for InsituMain™ scheduled in the fourth quarter in the U.S., Canada, Europe and Asia.

Gross Profit (loss) and Gross Margin
During the third quarter of 2009, gross profit in our Water Rehabilitation segment decreased to $0.2 million from $1.3 million in the third quarter of 2008. The decrease was primarily due to isolated project execution issues on a project in the Midwest.

Gross profit (loss) in this segment decreased by $1.7 million during the first nine months of 2009 compared to the first nine months of 2008 as gross margin decreased to (0.4)% from 17.4% for the same period. The decrease was primarily due to isolated project execution issues on a project in the Midwest. Our losses in the first nine months of 2009 were negatively impacted by lower revenues and execution issues.

Operating Expenses
Operating expenses in our Water Rehabilitation segment decreased by $0.2 million in the third quarter of 2009 compared to the third quarter of 2008 due to combining operations and project management resources with our North American Sewer Rehabilitation structure during the first half of 2009. As a percentage of revenues, operating expenses were 12.9% in the third quarter of 2009 compared to 13.2% in the third quarter of 2008.

Operating expenses in our Water Rehabilitation segment decreased by $0.1 million in the first nine months of 2009 compared to the first nine months of 2008. As a percentage of revenues, operating expenses were 26.7% in the first nine months of 2009 compared to 25.4% in the first nine months of 2008. We anticipate operating costs to remain relatively stable as we have realigned management and sales resources for our Water Rehabilitation segment within our geographic operating groups.

Operating Loss and Operating Margin
Operating loss in this segment was $0.3 million in the third quarter of 2009 compared to operating income of $0.5 million in the third quarter of 2008, primarily due to lower gross profit, partially offset by lower operating expenses. Operating margin decreased to (7.8)% in the third quarter of 2009 from 8.2% in the third quarter of 2008.

Operating loss in the first nine months of 2009 was $1.6 million higher compared to the first nine months of 2008. Operating margin declined to (27.1)% in the first nine months of 2009 compared to (8.0)% in the first nine months of 2008.

Energy and Mining Segment

Key financial data for our Energy and Mining segment was as follows (dollars in thousands):

			Increase (Decrease)
	2009	2008	$	%
Three Months Ended September 30,
Revenues	$ 69,742	$ 13,791	$ 55,951	405.7%
Gross profit	19,994	4,220	15,774	373.8
Gross margin	28.7%	30.6%		(1.9)
Operating expenses	13,986	1,900	12,086	636.1
Operating income	6,008	2,320	3,688	159.0
Operating margin	8.6%	16.8%		(8.2)

Nine Months Ended September 30,
Revenues	$ 161,050	$ 47,385	$ 113,665	239.9%
Gross profit	44,095	14,506	29,589	204.0
Gross margin	27.4%	30.6%		(3.2)
Acquisition related expenses	6,619	–	6,619	100.0
Operating expenses	34,223	5,530	28,693	518.9
Operating income	3,253	8,976	(5,723)	(63.8)
Operating margin	2.0%	18.9%		(16.9)

Revenues
Revenues in our Energy and Mining segment increased by $56.0 million, or 405.7%, from the third quarter of 2008 to the third quarter of 2009. This increase was driven by the inclusion of revenues from our recently acquired Bayou and Corrpro businesses. Revenues attributed to these acquisitions were $59.4 million in the third quarter of 2009 and $131.1 million in the first nine months of 2009.

Revenues in our United Pipeline Systems, referred to herein as “UPS,” business were down $3.5 million versus the prior year quarter primarily due to continued weak market demand driven by a significant decline in commodity prices. The decline in revenues was fairly consistent throughout our geographic regions.

Revenues for our Energy and Mining segment increased $113.7 million, or 239.9%, for the first nine months of 2009 compared to the same period of 2008. This increase was primarily due to the inclusion of $131.1 million of revenues for Bayou and Corrpro partially offset by our UPS operations which decreased by $17.4 million compared to the first nine months of 2008 as lower commodity prices and lack of volume of large projects seen in the prior year period took effect.

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

Contract backlog in our Energy and Mining segment at September 30, 2009 increased $5.1 million from June 30, 2009 to $151.2 million primarily due to a $12.4 million energy and mining contract award in Mexico that benefits UPS, Corrpro and Bayou. Subsequent to September 30, 2009, we were awarded a second major contract in Mexico valued at $13.9 million which was not included in backlog as of September 30, 2009.

As compared to September 30, 2008, backlog increased by $127.8 million, or 546.2%, due to the inclusion of Bayou and Corrpro backlog. We believe that a modest rise in commodity prices could result in significant opportunities for our Energy and Mining segment for future periods, particularly as it relates to new spending in the sector. We believe the business environment for our Energy and Mining segment is steady for the near-term.

Gross Profit and Gross Margin
Gross profit in the Energy and Mining segment increased from the prior year quarter by $15.8 million, or 373.8%, while gross margin decreased from the prior year quarter to 28.7% from 30.6%. Gross profit from our UPS division dropped by $1.0 million in the third quarter of 2009 from the prior year quarter, primarily due to the decrease in revenues described above. For the quarter, UPS gross margin improved to 31.4% versus 30.6% in the third quarter of 2008. The contribution to consolidated gross profit of Bayou and Corrpro was $16.8 million for the third quarter of 2009.

Gross profit for our Energy and Mining segment increased by $29.6 million in the first nine months of 2009 compared to the first nine months of 2008 primarily due to the $33.9 million gross profit contribution of Bayou and Corrpro, partially offset by the $4.3 million gross profit decline experienced by UPS.

Operating Expenses
Operating expenses in our Energy and Mining segment, inclusive of a $1.6 million credit related to the Bayou earnout, increased to $14.0 million from $1.9 million in the third quarter of 2009 compared from the third quarter of 2008. This increase was mainly due to the $12.3 million of operating expenses from Bayou and Corrpro. Without these costs, operating expenses for this segment would have decreased by $0.2 million, or 10.5%, due to continued cost-cutting initiatives. As a percentage of revenues, operating expenses were 20.1% in the third quarter of 2009 compared to 13.8% in the third quarter of 2008. This increase in operating expenses as a percentage of revenues was partially driven by the disproportionately larger service component of our Corrpro business as compared to our other businesses included in this segment.

Operating expenses, inclusive of $6.6 million of transaction and severance expenses, in our Energy and Mining segment increased to $40.8 million from $5.5 million in the first nine months of 2009 compared to the first nine months of 2008. The increase in operating expenses was mainly due to the aforementioned acquisition costs associated with Bayou and Corrpro as well as their respective operating expenses of $28.5 million. The acquisition costs were applied solely to the Energy and Mining segment. Without Bayou and Corrpro-related costs, operating expenses for this segment would have decreased by $0.6 million, or 10.9%, due to continued cost-cutting initiatives at UPS. As a percentage of revenues, operating expenses were 25.4% in the first nine months of 2009 compared to 11.8% in the first nine months of 2008.

Operating Income and Operating Margin
Operating income for this segment was $3.7 million, or 159.0%, higher in the third quarter of 2009 compared to the third quarter of 2008 primarily due to the inclusion of $3.1 million from Bayou and Corrpro. Operating margin was 8.6% in the third quarter of 2009 compared to 16.8% in the third quarter of 2008.

Operating income was $3.3 million in the first nine months of 2009 compared to $9.0 million in the first nine months of 2008. Operating margin declined to 2.0% in the first nine months of 2009 compared to 18.9% in the first nine months of 2008. The decline was primarily due to the $6.6 million of acquisition costs as well as lower revenue and profit levels generated by our UPS business compared to the prior year.

Other Income (Expense)

Interest Income
Interest income decreased by $0.7 million in the third quarter of 2009 compared to the prior year quarter. Interest income declined $2.1 million for the nine months ended September 30, 2009 compared to the prior year period primarily due to significantly lower interest rates on deposits as well as lower deposit balances as a result of cash used for the acquisition of Corrpro on March 31, 2009. Also, the decrease for the nine months ended September 30, 2009 compared to the prior year period was primarily driven by the reversal of interest income in the second quarter of 2009 resulting from the reversal of an award for post-judgment interest in connection with a litigation matter.

Interest Expense
Interest expense increased by $1.2 million and $2.3 million in the third quarter and first nine months of 2009, respectively, compared to prior year periods. The increase in interest expense was due to the additional borrowings under our New Facility to fund our acquisition of Corrpro.

Other Income
Other income increased by $0.4 million in the third quarter of 2009 compared to the same period in 2008. Other income decreased by $0.3 million in the first nine months of 2009 compared to the same period in 2008. The primary component of other income in the first nine months of 2009 was a gain of $0.2 million on the disposition of excess property and equipment. Likewise, gains of $1.5 million were recorded on dispositions of excess property and equipment in the first nine months of 2008.

Taxes on Income

Taxes on income increased by $2.9 million and by $2.8 million in the third quarter and first nine months of 2009, respectively, as compared to the prior year periods, due to improved operating results. Our effective tax rate for continuing operations was 31.1% and 29.1% in the third quarter and first nine months of 2009, respectively, compared to 20.6% and 24.8% in the corresponding periods in 2008. The increase in the 2009 effective tax rate was driven by a mix of income in higher tax jurisdictions.

The majority of the variance in the effective tax rate for the respective quarters was attributable to the mix of pre-tax income among tax jurisdictions with varying tax rates.

Equity in Earnings (Losses) of Affiliated Companies, Net of Tax

Equity in earnings of affiliated companies, net of tax, was $1.0 million and $0.4 million in the third quarter of 2009 and 2008, respectively. Equity in earnings (losses) of affiliated companies in the first nine months of 2009 and 2008 was $0.7 million and $(0.2) million, respectively. The increase during the third quarter and first nine months of 2009 was due to improved results from our joint ventures in Germany and the contribution of Bayou's equity earnings of affiliated companies. On June 30, 2009, we acquired the outstanding ownership interests of our joint venture partner, VSL International Limited, in IAL and IPPL. For all periods prior to June 30, 2009, these joint ventures were reported as equity in earnings (losses) of affiliated companies, net of tax. At June 30, 2009, IAL and IPPL were accounted for as fully consolidated entities and are no longer included in equity in earnings (losses) of affiliated companies for periods after June 30, 2009. Equity losses from IAL and IPPL prior to June 30, 2009 were $(0.3) million and $(0.8) million for the first nine months of 2008.

Loss from Discontinued Operations, Net of Tax

Revenues from discontinued operations were $(2.9) million and $(0.6) million in the third quarters of 2009 and 2008, respectively. Revenues from discontinued operations were $(3.5) million and $7.0 million in the first nine months of 2009 and 2008, respectively. Losses from discontinued operations, net of income taxes, were $(2.6) million and $(3.9) million in the third quarter and first nine months of 2009, respectively, compared to $(1.1) million and $(1.7) million in the third quarter and first nine months of 2008, respectively. The results in discontinued operations was due to the winding down of our tunneling business, which was shut down in March 2007. The losses and expenses in this segment are primarily related to the settlement of certain outstanding claims and legal expenses to pursue certain other outstanding claims. We recorded a $2.9 million write-down associated with the settlement of a previously recorded claim during the third quarter of 2009, which resulted in a reversal of $2.9 million in previously recorded revenues.

Discontinued operations experienced a net loss of $(2.6) million, or $(0.07) per diluted share, during the quarter. All tunneling projects have been completed. At September 30, 2009, receivables, including retention, totaled $4.1 million, of which $3.9 million are currently being held in connection with three active matters. While there can be no certainty, these matters are expected to be concluded by year-end, and we believe that the receivables, along with the final awarded claims, will be collected. Approximately $2.9 million in equipment relating to discontinued operations remained as of September 30, 2009, and we continue to pursue the sale of the equipment through a variety of sources.

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

Backlog	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
(in millions)
North American sewer rehabilitation	$ 183.8	$ 206.8	$ 160.4	$ 150.8	$ 178.5
European sewer rehabilitation	40.7	40.9	26.1	25.2	30.7
Asia-Pacific sewer rehabilitation (1)	84.5	60.9	40.1	46.2	53.6
Water rehabilitation	7.5	7.7	8.9	8.2	6.7
Energy and mining (2)	151.2	146.1	153.2	18.7	23.4
Total	$ 467.7	$ 462.4	$ 388.7	$ 249.1	$ 292.9

        ___________________

(1)
Contract backlog for our Asia-Pacific Sewer Rehabilitation segment includes backlog for our recently acquired interests in our joint ventures in Hong Kong and Australia of $13.9 million and $35.1 million, respectively, at September 30, 2009, and $17.7 million and $6.9 million, respectively at June 30, 2009.  Contract backlog for these operations were not included prior to June 30, 2009, as they were not consolidated operations.

(2)
Contract backlog for our Energy and Mining segment includes backlog of our recently acquired Bayou and Corrpro businesses of $64.8 million and $59.0 million, respectively, at September 30, 2009, $66.8 million and $64.5 million, respectively, at June 30, 2009 and $76.7 million and $62.2 million, respectively, as of March 31, 2009.  Such operations were not part of our company as of December 31, 2008 or September 30, 2008.

Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Liquidity and Capital Resources

Cash and Equivalents
	September 30, 2009	December 31, 2008
	(in thousands)
Cash and cash equivalents	$ 90,663	$ 99,321
Restricted cash	2,072	1,829

Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments in Europe.

Sources and Uses of Cash

We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital, debt servicing and investments. Thus far in 2009, capital expenditures were primarily for an increase in crew resources for our Indian joint venture, our growing operation in Australia as well as replacement of older equipment in our North American Sewer Rehabilitation business. We expect this increase to continue for the foreseeable future, as we expect these operations to grow more rapidly.

Our primary source of cash is operating activities. Besides operating activities, we occasionally borrow under our line of credit to fund operating activities, including working capital investments. Information regarding our cash flows for the nine months ended September 30 2009 and 2008 is discussed below and is presented in our consolidated statements of cash flows contained in this report. Despite the relative flatness in the North American Sewer Rehabilitation market experienced over the last year and a half, we continue to expect operating cash flows to increase compared to prior years as a result of improved profitability and improving market conditions. This improved cash flow, coupled with existing cash balances and other resources, should be sufficient to fund our operations in 2009.

We completed a public offering of our common stock in February 2009, from which we received net proceeds of $127.8 million. These proceeds were used to pay the purchase prices for our acquisition of selected assets and liabilities of Bayou and the non-controlling interests of certain subsidiaries of Bayou.

Cash Flows from Operations

Cash flows from continuing operating activities provided $31.5 million in the first nine months of 2009, which represented a $17.9 million increase compared to the first nine months of 2008. The increase in cash provided by continuing operating activities was primarily due to a $5.0 million increase in net income from continuing operations as well as a $7.0 million increase in depreciation and amortization in the first nine months of 2009 compared to the prior year period. The increase in depreciation and amortization was due to the acquisitions of Bayou and Corrpro. In addition, while revenues increased 28.5% during the first nine months of 2009 compared to the first nine months of 2008, working capital only increased by 9.3% during the same time period. As a result, working capital growth used $10.7 million of cash in the first nine months of 2009 compared to $15.8 million of cash used in the first nine months of 2008.

Unrestricted cash decreased to $90.7 million at September 30, 2009 from $99.3 million at December 31, 2008, as a result of the cash paid for the acquisitions of Bayou and Corrpro.

Days sales outstanding (referred to as DSOs) from continuing operations decreased by 4 days to 96 at September 30, 2009 from 100 at June 30, 2009. The reduction in DSO’s in the last quarter comes from our continuing efforts to reduce DSOs to facilitate improvements in liquidity, as well as improvement due to Bayou and Corrpro, which have reduced our overall DSOs. Compared to December 31, 2008, DSOs at September 30, 2009 decreased by 1 day from 97 days.

The liquidation of our discontinued operations provided $1.6 million and $0.5 million in operating cash flows in the first nine months of 2009 and 2008, respectively.

Cash Flows from Investing Activities

Investing activities from continuing operations used $218.1 million in the first nine months of 2009 compared to $9.6 million in the first nine months of 2008. The largest component of cash used by investing activities was the use of cash to purchase Bayou and Corrpro. We used $209.7 million, net of cash acquired, to acquire these two companies. The other main component of investing activities was capital expenditures of $15.8 million and $11.1 million in the first nine months of 2009 and 2008, respectively, as well as the $0.3 million used to acquire our joint venture partner’s interests in IAL and IPPL. Capital expenditures were primarily for an increase in crew resources for our Indian joint venture and our Australian operation as well as replacement of older equipment in our North American Sewer Rehabilitation business. Capital expenditures in the first nine months of 2009 and 2008 were partially offset by $0.9 million and $1.5 million, respectively, in proceeds received from asset disposals. In the first nine months of 2009, $1.3 million of non-cash capital expenditures was included in accounts payable and accrued expenditures and excluded from the cash flow statement. In the first nine months of 2008, this amount was immaterial. The investing activities of our discontinued operations provided $0.8 million and $1.3 million of cash in the first nine months of 2009 and 2008, respectively and represents proceeds from the sale of fixed assets.  In 2009, we expect to spend approximately $23.0 million on capital expenditures. The increase from 2008 is driven by the acquisitions of Bayou and Corrpro and the expected increases to add crew resources in our Asian operations.

Cash Flows from Financing Activities

Cash flows from financing activities from continuing operations provided $169.8 million in the first nine months of 2009 compared to $0.7 million in the first nine months of 2008. In the first nine months of 2009, we received proceeds of $50.0 million from a new term loan.  In addition, we received $127.8 million from our public offering of common stock. During the third quarter of 2009, we paid dividends of $1.0 million to our non-controlling interest.

Long-Term Debt

Our total indebtedness as of September 30, 2009 consisted of our $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013, and amounts drawn under our $115.0 million credit facility, consisting of $45.0 million of the original $50.0 million term loan and a $65.0 million revolving line of credit with our bank lenders with no drawings against our line of credit as of September 30, 2009. In addition, we had $4.7 million of third party notes and bank debt. In connection with our acquisition of Corrpro on March 31, 2009, we borrowed the entire amount of the term loan and approximately $7.5 million under the revolving line of credit, which we repaid during the third quarter of 2009. Our total indebtedness at December 31, 2008 consisted of our $65.0 million

Senior Notes, Series 2003-A, due April 24, 2013, and $0.9 million of other notes related to the financing of certain insurance premiums.

As of September 30, 2009, we were in compliance with all of our debt covenants. We anticipate that we will be in compliance with all of our debt covenants over the next twelve months. Under the terms of our Senior Notes, Series 2003-A, prepayment would cause us to incur a “make-whole” payment to the holder of the notes. At September 30, 2009, this make-whole payment would have approximated $10.7 million.

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

The following table provides a summary of our contractual obligations and commercial commitments as of September 30, 2009 (in thousands). This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases.

Payments Due by Period
Cash Obligations(1)(2)(3)	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt	$ 110,000	$ 2,500	$ 10,000	$ 10,000	$ 22,500	$ 65,000	$ -
Interest on long-term debt	20,176	2,551	5,707	5,331	4,462	2,125	-
Operating leases	37,681	6,089	12,981	8,814	4,953	2,995	1,849
Total contractual cash obligations	$ 167,857	$ 11,140	$ 28,688	$ 24,145	$ 31,915	$ 70,120	$ 1,849

    ___________________

(1)
Cash obligations are not discounted. See Notes 5 and 7 to the consolidated financial statements contained in this report regarding our long-term debt and credit facility and commitments and contingencies, respectively.

(2)
As of September 30, 2009, we had borrowed the entire amount of the $50.0 million term loan. We also had $22.4 million for non-interest bearing letters of credit outstanding as of September 30, 2009, $13.6 million of which was collateral for insurance, $1.4 million of which was collateral for work performance obligations, $4.5 million of which was for security in support of working capital, leasing and performance bonding needs for IPPL and IAL and $2.9 million of which was in support of international trade transactions.

(3)	Liabilities related to ASC 740, Income Taxes, have not been included in the table above because we are uncertain as to if or when such amounts may be settled.

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

Revenue Recognition

We recognize revenue and costs, as construction, engineering and installation contracts progress using the percentage-of-completion method of accounting, which relies on total expected contract revenues and estimated total costs. Under this method, estimated contract revenues and resulting gross profit margin are recognized based on actual costs incurred to date as a percentage of total estimated costs. We follow this method since reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and gross profit are subject to revisions as the contract progresses to completion. Total estimated costs, and thus contract gross profit, are impacted by changes in productivity, scheduling and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, customer needs, customer delays in providing approvals, labor availability, governmental regulation and politics also may affect the progress and estimated cost of a project’s completion and thus the timing of revenue recognition and gross profit. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. When current estimates of total contract costs indicate that the contract will result in a loss, the projected loss is recognized in full in the period in which the loss becomes evident. Revenues from change orders, extra work, variations in the scope of work and claims are recognized when it is probable that they will result in additional contract revenue and when the amount can be reliably estimated.

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

We recognize revenue from product sales upon shipment and transfer of ownership. Certain contracts performed by our Bayou business involve the storage of customer-supplied pipes on our property following the completion of our services. We do not take ownership of the pipe subjected to coating and bending services. The title and risk of loss associated with the pipe remains with the customer at all times. Accordingly, the customer-supplied pipes are not included in the consolidated financial statements. In the event that we store pipe at our customer’s request, title and risk of loss remain with the customer during any storage period and the only inconsequential obligation of us is to load the stored pipe on third party carriers when the customer requests delivery. When pipe storage is requested by the customer, our normal billing and credit terms are not modified. In these bill and hold arrangements, we continue to recognize revenue as coating services are completed.

Goodwill

Under FASB ASC 350, Intangibles - Goodwill and Other, we assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Our annual assessment was last completed as of October 1, 2008. Factors that could potentially trigger an impairment review include (but are not limited to):

•	significant underperformance of a segment relative to expected, historical or projected future operating results;
•	significant negative industry or economic trends;
•	significant changes in the strategy for a segment including extended slowdowns in the sewer rehabilitation market; and
•	a decrease in our market capitalization below our book value for an extended period of time.

Our recorded goodwill by reportable segment was as follows at September 30, 2009 (in millions):

North American Sewer Rehabilitation	$102.3
European Sewer Rehabilitation	19.7
Asia-Pacific Sewer Rehabilitation	3.3
Energy and Mining	58.7
Total Goodwill	$184.0

No goodwill was recorded for our Water Rehabilitation segment at September 30, 2009. In accordance with the provisions of FASB ASC 350, we determined the fair value of our reporting units at our annual impairment assessment date and compared such fair value to the carrying value of those reporting units to determine if there is any indication of goodwill impairment. Our reporting units for purposes of assessing goodwill are the same as our reportable segments. To calculate reporting unit fair value, we utilized a discounted cash flow analysis based upon, among other things, certain assumptions about expected future operating performance. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in our weighted average cost of capital or changes in operating performance. An impairment charge will be recognized to the extent that the implied fair value of the goodwill balances for each reporting unit is less than the related carrying value. Given the significant volatility in the current business climate, we stress tested our goodwill for impairment as part of our last annual assessment. In performing this analysis, we revised our estimated future cash flows and discount rates, as appropriate, to reflect a variety of market conditions. In each case, no impairment was indicated.

Given the continued distressed global market and economic conditions, we carefully considered whether an interim assessment of our goodwill was necessary during the quarter ended September 30, 2009. In management’s judgment, we do not believe the fair value of our reporting units is below their carrying value at September 30, 2009. Accordingly, an interim impairment assessment was not performed. A future decline in the fair value of North American Sewer Rehabilitation and European Sewer Rehabilitation could lead to impairment of their respective goodwill balances. The recorded goodwill related to our Asia-Pacific Sewer Rehabilitation segment is the result of our recent acquisitions of IAL and IPPL (see Note 1 to our consolidated financial statements contained in this report). The recorded goodwill related to our Energy and Mining segment is the result of our recent acquisitions of Bayou and Corrpro (see Note 1 to our consolidated financial statements contained in this report). While not currently anticipated, any significant deterioration in the earnings of those businesses compared to the forecasted earnings assumptions we used in the determination of the purchase prices could lead to the need for us to assess the recoverability of the recorded goodwill and potential impairment.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at September 30, 2009 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable. At September 30, 2009 and December 31, 2008, the estimated fair value of our long-term debt was approximately $112.0 million and $68.0 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at September 30, 2009 would result in a $0.5 million increase in interest expense. The increase in interest expense would be offset by the interest rate swap agreement discussed below.

In May 2009, we entered into an interest rate swap agreement, for a notional amount of $25.0 million, which expires in March 2012. The swap notional amount mirrors the amortization of $25.0 million of our $50.0 million term loan. The swap requires us to make a monthly fixed rate payment of 1.63% calculated on the $25 million notional amount, and provides for us to receive a payment based upon a variable monthly LIBOR interest rate calculated on the $25.0 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR based interest cost on a corresponding $25.0 million portion of our term loan. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliates operating solely outside of the U.S. and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At September 30, 2009, a substantial portion of our cash and cash equivalents were denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $6.1 million impact on our equity through accumulated other comprehensive income.

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

Item 4.   Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The scope of management’s evaluation did not include our recent acquisitions of the selected assets and liabilities of The Bayou Companies, L.L.C and its related entities (“Bayou”) on February 20, 2009 or of Corrpro Companies Inc. (“Corrpro”) on March 31, 2009. Each of Bayou and Corrpro are significant subsidiaries of our Company.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INSITUFORM TECHNOLOGIES, INC.

/s/ David A. Martin
David A. Martin
Senior Vice President and Chief Financial Officer(Principal Financial Officer and Principal Accounting Officer)

Date:    October 29, 2009

INDEX TO EXHIBITS

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

10.1	First Amendment to Credit Agreement dated as of October 15, 2009 among the Company and Bank of America, N.A., as Administrative Agent, and each of the lenders listed therein, filed herewith.

31.1	Certification of J. Joseph Burgess pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of J. Joseph Burgess pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.