Form 10-Q
period 2010-03-31
INSITUFORM TECHNOLOGIES INC
filed 2010-04-28
CIK 353020

Nges

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    __________________    to  _______________________________

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
Yes ☐ No ☑

There were 39,238,379 shares of common stock, $.01 par value per share, outstanding at April 23, 2010.

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2010	2009

Revenues	$ 199,182	$ 128,012
Cost of revenues	150,502	97,339
Gross profit	48,680	30,673
Acquisition-related expenses	–	8,219
Operating expenses	36,174	22,375
Operating income	12,506	79
Other income (expense):
Interest income	104	349
Interest expense	(2,378)	(1,124)
Other	(158)	(82)
Total other expense	(2,432)	(857)
Income (loss) before taxes on income	10,074	(778)
Taxes on income (tax benefits)	3,199	(411)
Income (loss) before equity in earnings (losses) of affiliated companies	6,875	(367)
Equity in earnings (losses) of affiliated companies, net of tax	1,152	(315)
Income (loss) before discontinued operations	8,027	(682)
Loss from discontinued operations, net of tax	(49)	(98)
Net income (loss)	7,978	(780)
Less: net (income) loss attributable to noncontrolling interests	483	(425)
Net income (loss) attributable to common stockholders	$ 8,461	$ (1,205)

Earnings (loss) per share attributable to common stockholders:
Basic:
Income (loss) from continuing operations	$ 0.22	$ (0.04)
Loss from discontinued operations	(0.00)	(0.00)
Net income (loss)	$ 0.22	$ (0.04)
Diluted:
Income (loss) from continuing operations	$ 0.22	$ (0.04)
Loss from discontinued operations	(0.00)	(0.00)
Net income (loss)	$ 0.22	$ (0.04)

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	March 31, 2010	December 31, 2009

Assets
Current assets
Cash and cash equivalents	$ 95,221	$ 106,064
Restricted cash	1,331	1,339
Receivables, net	146,552	147,835
Retainage	22,866	22,656
Costs and estimated earnings in excess of billings	68,186	64,821
Inventories	37,153	32,125
Prepaid expenses and other assets	30,388	27,604
Current assets of discontinued operations	1,189	1,189
Total current assets	402,886	403,633
Property, plant and equipment, less accumulated depreciation	152,897	148,435
Other assets
Goodwill	182,147	180,506
Identified intangible assets, less accumulated amortization	77,316	78,311
Investments in affiliated companies	27,842	27,581
Deferred income tax assets	10,724	11,203
Other assets	7,086	8,827
Total other assets	305,115	306,428
Non-current assets of discontinued operations	4,202	4,283

Total Assets	$ 865,100	$ 862,779

Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$ 144,640	$ 146,702
Billings in excess of costs and estimated earnings	12,114	12,697
Current maturities of long-term debt, line of credit and notes payable	11,166	12,742
Current liabilities of discontinued operations	6	339
Total current liabilities	167,926	172,480
Long-term debt, less current maturities	99,140	101,500
Deferred income tax liabilities	31,495	31,449
Other liabilities	12,778	12,849
Non-current liabilities of discontinued operations	1,017	979
Total liabilities	312,356	319,257

Stockholders’ equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	–	–
Common stock, $.01 par – shares authorized 60,000,000; shares issued and outstanding 39,238,379 and 38,933,944	392	389
Additional paid-in capital	246,094	242,563
Retained earnings	295,248	286,787
Accumulated other comprehensive income	4,145	8,313
Total stockholders’ equity before noncontrolling interests	545,879	538,052
Noncontrolling interests	6,865	5,470
Total equity	552,744	543,522

Total Liabilities and Equity	$ 865,100	$ 862,779

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
 (In thousands, except number of shares)

	Common Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non controlling Interests	Total Equity	Comprehensive Income (Loss)
BALANCE, December 31, 2008	27,977,785	$ 280	$ 109,235	$ 260,616	$ (2,154)	$ 3,012	$ 370,989
Net income (loss)	–	–	–	(1,205)	–	425	(780)	$ (780)
Issuance of common stock	10,499,766	105	130,226	–	–	–	130,331	–
Restricted stock units issued	383,615	4	–	–	–	–	4	–
Forfeitures of restricted stock shares and units	(30,313)	(1)	–	–	–	–	(1)	–
Costs of stock offering	–	–	(997)	–	–	–	(997)	–
Equity based compensation expense	–	–	868	–	–	–	868	–
Foreign currency translation adjustment	–	–	–	–	908	(33)	875	875
Total comprehensive income								95
Less: total comprehensive income attributable to non-controlling interests								(392)
Total comprehensive income attributable to common stockholders								$ (297)
BALANCE, March 31, 2009	38,830,853	$ 388	$ 239,332	$ 259,411	$ (1,246)	$ 3,404	$ 501,289

BALANCE, December 31, 2009	38,933,944	$ 389	$ 242,563	$ 286,787	$ 8,313	$ 5,470	$ 543,522
Net income (loss)	–	–	–	8,461	–	(483)	7,978	$ 7,978
Issuance of common stock upon exercise of stock options	102,954	1	2,003	–	–	–	2,014	–
Restricted shares issued	178,570	2	–	–	–	–	2	–
Distribution of restricted stock units	22,911	–	–	–	–	–	–	–
Equity based compensation expense	–	–	1,518	–	–	–	1,518	–
Investment of non-controlling interests	–	–	–	–	–	1,681	1,681	–
Foreign currency translation adjustment	–	–	10	–	(4,168)	197	(3,961)	(3,961)
Total comprehensive income								4,017
Less: total comprehensive income attributable to non-controlling interests								(1,395)
Total comprehensive income attributable to common stockholders								$ 2,622
BALANCE, March 31, 2010	39,238,379	$ 392	$ 246,094	$ 295,248	$ 4,145	$ 6,865	$ 552,744

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$ 7,978	$ (780)
Loss from discontinued operations	49	98
Income (loss) from continuing operations	8,027	(682)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	7,711	4,940
(Gain) loss on sale of fixed assets	203	(101)
Equity-based compensation expense	1,518	868
Deferred income taxes	(390)	(903)
(Income) loss from equity in earnings of affiliated companies	(1,152)	315
Other	(812)	(4,955)
Changes in operating assets and liabilities:
Restricted cash	(31)	439
Receivables net, retainage and costs and estimated earnings in excess of billings	(1,551)	(5,643)
Inventories	(4,923)	935
Prepaid expenses and other assets	(1,546)	1,176
Accounts payable and accrued expenses	(4,741)	(152)
Net cash provided by (used in) operating activities of continuing operations	2,313	(3,763)
Net cash provided by (used in) operating activities of discontinued operations	(409)	1,571
Net cash provided by (used in) operating activities	1,904	(2,192)

Cash flows from investing activities:
Capital expenditures	(10,194)	(2,656)
Proceeds from sale of fixed assets	151	241
Purchase of Singapore licensee	(1,257)	–
Proceeds from net foreign investment hedges	–	7,873
Purchase of Bayou and Corrpro, net of cash acquired	–	(209,714)
Net cash used in investing activities of continuing operations	(11,300)	(204,256)
Net cash provided by investing activities of discontinued operations	–	750
Net cash used in investing activities	(11,300)	(203,506)

Cash flows from financing activities:
Proceeds from issuance of common stock, including tax benefit of stock option exercises	2,006	127,837
Proceeds from notes payable	–	441
Principal payments on notes payable	(1,641)	(938)
Investments from noncontrolling interests	1,681	–
Proceeds from line of credit	–	7,500
Principal payments on long-term debt	(2,500)	–
Proceeds from long-term debt	–	50,000
Net cash provided by (used in) financing activities	(454)	184,840
Effect of exchange rate changes on cash	(993)	(992)
Net decrease in cash and cash equivalents for the period	(10,843)	(21,850)
Cash and cash equivalents, beginning of period	106,064	99,321
Cash and cash equivalents, end of period	$ 95,221	$ 77,471

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

The accompanying unaudited consolidated financial statements of Insituform Technologies, Inc. and its subsidiaries (collectively, “Insituform” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2010 and the results of operations, statement of equity and cash flows for the three months ended March 31, 2010 and 2009. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Acquisitions

During the first quarter of 2009, the Company acquired two companies that significantly expanded the range of products and services the Company offers in the energy and mining sector.

On February 20, 2009, the Company acquired the business of The Bayou Companies, L.L.C. and its related entities (“Bayou”) and the noncontrolling interests of certain subsidiaries of Bayou. Bayou provides cost-effective solutions to energy and infrastructure companies primarily in the Gulf of Mexico and North America. Bayou’s products and services include internal and external pipeline coating, lining, weighting, insulation, project management and logistics. Bayou also provides specialty fabrication services for offshore deepwater installations. The purchase price for Bayou was $127.9 million in cash. Pursuant to the acquisition agreement, the Company agreed to pay up to an additional $7.5 million plus 50% of Bayou’s excess earnings if the Bayou business achieves certain financial performance targets over a three-year period (the “earnout”). The Company recorded its estimate of the fair value of the Bayou earnout at $5.0 million as part of the acquisition accounting in March 2009. In the third quarter of 2009, the Company revised its estimate of the fair value of the Bayou earnout to $3.4 million and reduced operating expenses in the third quarter of 2009 by $1.6 million. The aggregate purchase price for the noncontrolling interests was $8.5 million and consisted of $4.5 million in cash, a $1.5 million promissory note and 149,016 shares of the Company’s common stock with a value of $2.5 million. The Company used proceeds from its equity offering completed in February 2009 to fund the cash purchase price for Bayou and a portion of the purchase price for the noncontrolling interests. During 2009, the Bayou purchase price was reduced by $0.7 million due to certain amounts owed back to the Company for working capital targets at the acquisition date that were not met by Bayou.

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

The Company performed an evaluation of the guidance included in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 280, Segment Reporting (“FASB ASC 280”), and FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”). Based on that evaluation, the Company included Bayou and Corrpro as part of its Energy and Mining reportable segment. See Note 10 for additional information regarding the Company’s segments.

In accordance with the FASB ASC 805, Business Combinations (“FASB ASC 805”), the Company expensed all costs related to the acquisitions in the first quarter of 2009. The total costs related to the Bayou and Corrpro acquisitions were $8.2 million, which consisted of acquisition costs of $7.3 million and severance costs for certain Corrpro employees of $0.9 million. In addition, the Company incurred $1.2 million in costs directly related to its stock offering. These costs were recorded as a reduction to additional paid-in capital on the consolidated balance sheet.

Bayou contributed revenues and net income to the Company for the period from February 20, 2009 through March 31, 2009 of $9.7 million and $0.2 million, respectively. Corrpro did not contribute any revenue or earnings for the first quarter of 2009, as the acquisition occurred on March 31, 2009. The following unaudited pro forma summary presents combined information of the Company as if these business combinations had occurred on January 1, 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Revenues	n/a	$ 179,205
Net income (loss)(1)	n/a	(19,018)
           __________

(1)
 Includes $11.3 million of expense items related to after-tax acquisition-related costs incurred by the Company, Bayou and Corrpro and $8.2 million of after-tax expenses related to mark-to-market of Corrpro warrants prior to the acquisition, early termination fees and the write-off of deferred financing fees related to previously outstanding Corrpro debt.

The Company has completed its purchase price accounting of the acquisitions in accordance with the guidance included in FASB ASC 805. The following table summarizes the amounts of identified assets acquired and liabilities assumed from Bayou and Corrpro at their respective acquisition date fair value, as well as the fair value of the noncontrolling interests in Bayou at the acquisition date (in thousands):

	Bayou	Corrpro
Cash	$ 68	$ 14,186
Receivables and cost and estimated earnings in excess of billings	17,543	31,824
Inventory	3,349	10,498
Prepaid expenses and other current assets	556	2,886
Property, plant and equipment	50,816	14,966
Identified intangible assets	32,111	38,786
Investments	21,286	–
Other assets	59	11,169
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(8,191)	(30,747)
Other long-term liabilities	(8,002)	(25,028)
Total identifiable net assets	$ 109,595	$ 68,540

Total consideration transferred	$ 140,697	$ 91,549
Less: total identifiable net assets	109,595	68,540
Goodwill at acquisition date	$ 31,102	$ 23,009

On June 30, 2009, the Company acquired the shares of its joint venture partner, VSL International Limited (“VSL”), in Insituform Asia Limited (“Insituform-Hong Kong”), the Company’s Hong Kong joint venture, and Insituform Pacific Pty Limited (“Insituform-Australia”), the Company’s Australian joint venture, in order to expand the Company’s operations in both Hong Kong and Australia. Prior to these acquisitions, the Company owned 50% of the shares in each entity and VSL owned the other 50% interest in each entity. The aggregate purchase price for VSL’s 50% interests in both companies was approximately $0.3 million. As a result of the acquisitions, effective June 30, 2009, the financial results of Insituform-Hong Kong and Insituform-Australia are included in the Company’s consolidated financial statements. For all periods prior to June 30, 2009, the Company accounted for these entities using the equity method of accounting. The Company recorded $3.4 million of goodwill in its Asia-Pacific Sewer Rehabilitation segment as a result of the Insituform-Hong Kong and Insituform-Australia transactions.

On October, 30, 2009, the Company expanded its energy and mining operation in Canada with the acquisition of the pipe coating and insulation facility and related assets of Garneau, Inc. through its joint venture Bayou Perma-Pipe Canada, Ltd. (“BPPC”). The Company holds a 51% majority interest in BPPC, and Perma-Pipe, Inc. holds the remaining 49%. The aggregate purchase price was $11.3 million, of which the Company paid $5.8 million. In accordance with FASB ASC 805, the Company expensed all costs related to the acquisition in the fourth quarter of 2009. The Company did not record any goodwill related to this purchase. As a result of the acquisition, effective October 30, 2009, the financial results of BPPC are included in the Company’s consolidated financial statements.

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

On January 29, 2010, the Company acquired its Singapore licensee, Insitu Envirotech (S.E. Asia) Pte Ltd (“Insituform-Singapore”), in order to expand its Singapore operations. The purchase price was $1.3 million. This entity is now a wholly-owned subsidiary. The Company recorded $1.6 million of goodwill in its Asia-Pacific Sewer Rehabilitation segment as a result of the transaction. The preliminary goodwill amount exceeds the aggregate purchase price because the fair value of the liabilities assumed exceeded the fair value of the assets acquired on the acquisition date. The Company has not completed its purchase price accounting for this acquisition due to the timing of the acquisition. In accordance with FASB ASC 805, the Company expensed all costs related to this acquisition in the fourth quarter of 2009 and the first quarter of 2010. As a result of the acquisition, the results of operations and cash flows of Insituform-Singapore for the period from January 29, 2010 to March 31, 2010 and the balance sheet as of March 31, 2010 are included in the Company’s consolidated financial statements.

During the first quarter of 2010, the Company formed Delta Double Jointing L.L.C (“Bayou Delta”). The Company, through its Bayou subsidiary, owns a 59% ownership interest in Delta with the remaining 41% ownership belonging to Bayou Coating, L.L.C (“Bayou Coating”), which the Company, through its Bayou subsidiary, holds a 49 equity interest. The financial results of Bayou Delta are included in the Company’s consolidated financial statements.

The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at March 31, 2010 and December 31, 2009 (in millions):

	March 31, 2010	December 31, 2009
Beginning balance	$ 180.5	$123.0
Additions to goodwill through acquisitions(1)	1.6	57.5
Other changes (2)	–	–
Goodwill at end of period	$ 182.1	$180.5
    __________

(1)
During 2010, the Company recorded goodwill of $1.6 million related to the acquisition of its licensee in Singapore, Insitu Envirotech (S.E. Asia) Pte Ltd. During 2009, the Company recorded goodwill of $54.1 million related to the acquisitions of Bayou and Corrpro and $3.4 million related to the acquisition of its joint venture partner’s interests in Insituform-Australia and Insituform-Hong Kong.

(2)	The Company does not have any accumulated impairment charges.

2.        ACCOUNTING POLICIES

Newly Adopted Accounting Pronouncements

FASB ASC 810, Consolidation (“FASB ASC 810”), establishes accounting and reporting standards for minority interests, which are recharacterized as noncontrolling interests. FASB ASC 810 was revised so that noncontrolling interests are classified as a component of equity separate from the parent’s equity; purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions; net income attributable to the noncontrolling interest are included in consolidated net income in the statement of operations; and upon a loss of control, the interest sold, as well as any interest retained, is recorded at fair value, with any gain or loss recognized in earnings. This revision was effective for the Company as of January 1, 2009. It applies prospectively, except for the presentation and disclosure requirements, for which it applies retroactively. In addition, FASB ASC 810, amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB ASC 810. This phase of FASB ASC 810 became effective for the Company on January 1, 2010 and did not impact the Company’s consolidation conclusions for its variable interest entities.

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on our consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no significant transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2010.

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

If the Company identifies a VIE based on the above considerations, it then performs the second step and evaluates whether it is the primary beneficiary of the VIE by considering the following significant factors and judgments:

•	whether the entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and
•
whether the entity has the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Based on its evaluation of the above factors and judgments, as of March 31, 2010, the Company did not consolidate any VIEs.  Also, as of March 31, 2010, the Company has significant interests in several VIEs primarily through its joint venture arrangements for which it did not have controlling financial interests and, accordingly, was not the primary beneficiary.  There were no changes in the status of the Company’s VIE or primary beneficiary designations that occurred during 2010.

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

3.        SHARE INFORMATION

Earnings (loss) per share have been calculated using the following share information:

	Three Months Ended
	March 31,
	2010	2009
Weighted average number of common shares used for basic EPS	39,032,905	32,987,397
Effect of dilutive stock options and restricted stock	348,889	–
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	39,381,794	32,987,397

The Company excluded 285,698 stock options for the quarter ended March 31, 2010 from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for the period.

For the quarter ended March 31, 2009, the Company excluded the effect of 1,160,111 stock options, restricted stock awards with outstanding performance restrictions and deferred stock units from the calculation of diluted loss per share, as the effect would have been anti-dilutive. Of this amount, 492,535 stock options otherwise would have been excluded because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for the period.

Common Stock

The Company completed a secondary public offering of 10,350,000 shares of the Company’s common stock in February 2009, from which the Company received net proceeds of $127.8 million. These proceeds were used to pay the purchase price for the acquisition of selected assets and liabilities of Bayou and the noncontrolling interests of certain subsidiaries of Bayou.

4.        ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets include license agreements, contract backlog, favorable lease terms, trademarks and tradenames, non-compete agreements, customer relationships and patents. Intangible assets at March 31, 2010 and December 31, 2009 were as follows (in thousands):

		As of March 31, 2010			As of December 31, 2009
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

License agreements	10	$ 3,894	$ (2,343)	$ 1,551	$ 3,894	$ (2,302)	$ 1,592
Contract backlog	1	3,010	(2,189)	821	3,010	(1,737)	1,273
Leases	21	1,237	(57)	1,180	1,237	(44)	1,193
Trademarks and tradenames	19	14,400	(749)	13,651	14,400	(569)	13,831
Non-compete agreements	1	740	(367)	373	740	(257)	483
Customer relationships	15	53,307	(4,090)	49,217	53,307	(3,276)	50,031
Patents	17	24,847	(14,324)	10,523	24,173	(14,265)	9,908
Total		$ 101,435	$ (24,119)	$ 77,316	$ 100,761	$ (22,450)	$ 78,311

Amortization expense was $1.7 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively. Estimated amortization expense is as follows (in thousands):

Estimated amortization expense:
For year ending December 31, 2010	$6,064
For year ending December 31, 2011	4,627
For year ending December 31, 2012	4,464
For year ending December 31, 2013	4,459
For year ending December 31, 2014	4,460

5.        LONG-TERM DEBT AND CREDIT FACILITY

On March 31, 2009, the Company entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent, Fifth Third Bank, U.S. Bank, National Association, Compass Bank, JPMorgan Chase Bank, N.A., Associated Bank, N.A. and Capital One, N.A (the “Credit Facility”). The Credit Facility is unsecured and consisted of a $50.0 million term loan and a $65.0 million revolving line of credit, each with a maturity date of March 31, 2012. The Company has the ability to increase the amount of the borrowing commitment under the Credit Facility by up to $25.0 million in the aggregate upon the consent of the lenders.

At the Company’s election, borrowings under the Credit Facility bear interest at either (i) a fluctuating rate of interest equal on any day to the higher of Bank of America, N.A.’s announced prime rate, the Federal Funds Rate plus 0.50% or the one-month LIBOR plus 1.0%, plus in each case a margin ranging from 1.75% to 3.00%, or (ii) rates of interest fixed for one, two, three or nine months at the British Bankers Association LIBOR for such period plus a margin ranging from 2.75% to 4.00%. The applicable margins are determined quarterly based upon the Company’s consolidated leverage ratio. The current annualized rate on outstanding borrowings under the Credit Facility at March 31, 2010 was 3.77%.

The Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. The Credit Facility also provides for events of default, including in the event of non-payment or certain defaults under other outstanding indebtedness of the Company.

In connection with its acquisition of Corrpro on March 31, 2009, the Company borrowed the entire amount of the term loan of $50.0 million and approximately $7.5 million under the revolving line of credit. The line of credit borrowing of $7.5 million was subsequently repaid.

As of March 31, 2010, the Company had $22.7 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, (i) $13.6 million was collateral for the benefit of certain of the Company’s insurance carriers, (ii) $1.7 million was collateral for work performance obligations, (iii) $4.5 million was for security in support of working capital needs of Insituform Pipeline Rehabilitation Private Limited, (“Insituform-India”) the Company’s Indian joint venture, and the working capital and performance bonding needs of Insituform-Australia and Insituform-Hong Kong and (iv) $2.9 million was in support of international trade transactions.

The Company’s total indebtedness at March 31, 2010 consisted of the Company’s $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013, $40.0 million of the initial $50.0 million term loan under the Credit Facility and $1.2 million of third party notes and bank debt in connection with the working capital requirements of Insituform-India. In connection with the formation of Bayou Perma-Pipe Canada, as discussed in Note 1, the Company and Perma-Pipe Inc. loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Of such amount, $4.1 million is designated in our consolidated financial statements as third-party debt. Under the terms of the Senior Notes, Series 2003-A, prepayment could cause the Company to incur a “make-whole” payment to the holder of the notes. At March 31, 2010, this make-whole payment would have approximated $7.6 million.

At December 31, 2009, the Company’s total indebtedness consisted of the Company’s $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013, $42.5 million of the initial $50.0 million term loan under the Credit Facility and $2.7 million of third party notes and bank debt in connection with the working capital requirements of Insituform-India. In connection with the formation of Bayou Perma-Pipe Canada, as discussed in Note 1, the Company and Perma-Pipe Inc. loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Of such amount, $4.0 million is designated in our consolidated financial statements as third-party debt. At March 31, 2010 and December 31, 2009, the estimated fair value of our long-term debt was approximately $117.3 million and $114.5 million, respectively.

Debt Covenants

At March 31, 2010, the Company was in compliance with all of its debt covenants as required under the Senior Notes and the Credit Facility.

6.        EQUITY-BASED COMPENSATION

At March 31, 2010, the Company had two active equity-based compensation plans under which equity-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. There are an aggregate of 2.7 million shares authorized for issuance under these plans. At March 31, 2010, approximately 1.9 million shares remained available for future issuance under the 2009 Employee Equity Incentive Plan (the “2009 Employee Plan”) and approximately 0.1 million shares remained available under the 2006 Non-Employee Director Equity Incentive Plan (the “2006 Director Plan”).

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
A summary of stock award activity during the three months ended March 31, 2010 follows:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2010	806,643	$13.64
Restricted shares awarded	178,570	22.87
Restricted stock units awarded	8,917	22.87
Restricted shares distributed	(12,600)	12.84
Restricted stock units distributed	(22,911)	20.88
Forfeited	(11,932)	12.47
Outstanding at March 31, 2010	946,687	$15.32

Expense associated with stock awards was $1.1 million and $0.6 million in the first three months of 2010 and 2009, respectively. Unrecognized pre-tax expense of $9.4 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.2 years for awards outstanding at March 31, 2010.

Deferred Stock Unit Awards

Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the recipient at a future date and generally are fully vested on the date of award. The expense related to the issuance of deferred stock units is recorded according to its vesting schedule.

A summary of deferred stock unit activity during the three months ended March 31, 2010 follows:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2010	147,374	$18.22
Awarded	–	–
Shares distributed	–	–
Forfeited	–	–
Outstanding at March 31, 2010	147,374	$18.22

There was no expense associated with deferred stock unit awards during the first quarters of 2010 or 2009.

Stock Options

Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of stock option activity during the three months ended March 31, 2010 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	1,167,640	$17.71
Granted	215,722	22.87
Exercised	(102,954)	16.76
Canceled/Expired	(39,420)	25.52
Outstanding at March 31, 2010	1,240,988	18.49
Exercisable at March 31, 2010	672,116	19.77

The weighted average grant-date fair value of options granted during the three months ended March 31, 2010 was $10.56.  In the first three months of 2010, the Company collected $1.7 million from stock option exercises that had a total intrinsic value of $1.0 million. In the first three months of 2009, the Company collected $0.01 million from stock option exercises that had a total intrinsic value of $0.01 million. In the three months ended March 31, 2010 and 2009, the Company recorded expense of $0.4 million and $0.3 million, respectively, related to stock option grants. The intrinsic value of in-the-money stock options outstanding was $7.9 million and $1.8 million at March 31, 2010 and 2009, respectively. The aggregate intrinsic value of exercisable stock options was $3.3 million and $0.3 million at March 31, 2010 and 2009, respectively. The intrinsic value calculation is based on the Company’s closing stock price of $26.61 on March 31, 2010. Unrecognized pre-tax expense of $3.7 million related to stock option grants is expected to be recognized over the weighted average remaining contractual term of 2.4 years for awards outstanding at March 31, 2010.

The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. The fair value of stock options awarded during the first quarters of 2010 and 2009 were estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

	For the Three Months Ended March 31,
	2010		2009
	Range	Weighted Average	Range	Weighted Average
Volatility	50.4%	50.4%	50.1%	50.1%
Expected term (years)	7.0	7.0	7.0	7.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free rate	3.1%	3.1%	2.5%	2.5%

7.        COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such litigation will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at March 31, 2010 on its consolidated balance sheet.

8.        DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations. At March 31, 2010, the Company did not have any material open foreign currency forward contracts.

In May 2009, the Company entered into an interest rate swap agreement, for a notional amount of $25.0 million, which expires in March 2012. The swap notional amount mirrors the amortization of $25.0 million of the Company’s $50.0 million term loan.  The swap requires the Company to make a monthly fixed rate payment of 1.63% calculated on the amortizing $25.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $25.0 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $25.0 million portion of the Company’s term loan. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge. At March 31, 2010, a net deferred loss of $0.2 million related to this interest rate swap was recorded in other current liabilities and other comprehensive income on the consolidated balance sheet. This hedge was effective, and therefore, no gain or loss was recorded in the consolidated statements of operations.

In accordance with FASB ASC 820, the Company determined that the instruments summarized above are derived from significant unobservable inputs, referred to as Level 3 inputs. The following table presents a reconciliation of the beginning and ending balances of the Company’s assets and liabilities measured at fair value on a recurring basis using Level 3 inputs at March 31, 2010 and 2009, respectively, which consisted only of the items summarized above (in thousands):

	Three Months Ended March 31,
	2010	2009
Beginning balance, January 1	$ (97)	$ 7,161
Expiration of prior hedges included in cumulative translation adjustment	–	(7,873)
Gain included in other comprehensive income	(97)	941
Ending balance, March 31	$ (194)	$ 229

The provisions of FASB ASC 820 were adopted for non-financial assets and liabilities on January 1, 2009. See Note 2 to the consolidated financial statements contained in this report for more information about the adoption of this standard as it relates to the Company’s recent acquisitions.

9.        DISCONTINUED OPERATIONS

The Company has classified the results of operations of its tunneling business as discontinued operations for all periods presented. Substantially all existing tunneling business activity had been completed in early 2008.

Operating results for discontinued operations are summarized as follows for the three months ended March 31 (in thousands):

	2010	2009

Revenues	$ –	$ –
Gross profit (loss)	(12)	47
Operating expenses	61	197
Operating loss	(73)	(150)
Loss before tax benefits	(73)	(150)
Tax benefits	(24)	(52)
Net loss	(49)	(98)

Balance sheet data for discontinued operations was as follows at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009

Receivables, net	$ 21	$ 21
Retainage	647	647
Costs and estimated earnings in excess of billings	521	521
Property, plant and equipment, less accumulated depreciation	1,283	1,283
Deferred income tax assets	2,919	3,000
Total assets	$ 5,391	$ 5,472

Accounts payable and accrued expenses and billings in excess of costs and estimated earnings	$ 6	$ 339
Deferred income tax liabilities	1,017	979
Total liabilities	$ 1,023	$ 1,318

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

Financial information by segment was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Revenues:
North American Sewer Rehabilitation	$ 89,114	$ 80,504
European Sewer Rehabilitation	17,630	18,207
Asia-Pacific Sewer Rehabilitation	9,873	5,746
Water Rehabilitation	5,210	1,958
Energy and Mining	77,355	21,597
Total revenues	$ 199,182	$ 128,012

Gross profit (loss):
North American Sewer Rehabilitation	$ 21,078	$ 18,450
European Sewer Rehabilitation	4,278	4,498
Asia-Pacific Sewer Rehabilitation	1,555	2,054
Water Rehabilitation	660	(175)
Energy and Mining	21,109	5,846
Total gross profit	$ 48,680	$ 30,673

Operating income (loss):
North American Sewer Rehabilitation	$ 7,507	$ 5,821
European Sewer Rehabilitation	(35)	(143)
Asia-Pacific Sewer Rehabilitation(1)	(824)	1,262
Water Rehabilitation	131	(1,230)
Energy and Mining(2) (3)	5,727	(5,631)
Total operating income	$ 12,506	$ 79
        ____________

(1)
Asia-Pacific Sewer Rehabilitation included $(0.1) million of operating loss for the first quarter of 2010 related to the 62-day period following the acquisition of the Company’s Singapore licensee on January 29, 2010.

(2)	$8.2 million of acquisition and severance costs were included in the operating loss of the Energy and Mining segment for the three months ended March 31, 2009.
(3)	Bayou contributed $0.3 million of operating income to this segment in the first quarter of 2009 during the 39-day period following its acquisition by the Company on February 20, 2009.

The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands):

	Three Months Ended March 31,
	2010	2009

Revenues:
United States	$130,288	$87,065
Canada	31,516	11,718
Europe	20,838	18,224
Other foreign	16,540	11,005
Total revenues	$199,182	$128,012

Gross profit:
United States	$31,964	$19,601
Canada	8,774	3,213
Europe	5,214	4,371
Other foreign	2,728	3,488
Total gross profit	$48,680	$30,673

Operating income (loss):
United States (1) (2)	$5,353	$(3,638)
Canada	5,016	2,281
Europe	1,546	(522)
Other foreign(3)	591	1,958
Total operating income	$12,506	$79
              _______________

(1)	$8.2 million of acquisition and severance costs were included in the operating loss of the United States region for the three months ended March 31, 2009.
(2)	Bayou contributed $0.3 million of operating income to this segment in the first quarter of 2009 during the 39-day period following its acquisition by the Company on February 20, 2009.
(3)
Other foreign operating income includes $(0.1) million of operating loss for the first quarter of 2010 related to the 62-day period following the acquisition of the Company’s Singapore licensee on January 29, 2010.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

   The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

   The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (see Note 2 to Consolidated Financial Statements included as part of this Report).

    We believe that certain accounting policies could potentially have a more significant impact on our consolidated financial statements, either because of the significance of the consolidated financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting policies can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-Looking Information

    The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q that represent the Company’s beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to the Company and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 1, 2010, and in our subsequent Quarterly Reports on Form 10-Q, including this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by the Company from time to time in its periodic filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by the Company in this Form 10-Q are qualified by these cautionary statements.

Executive Summary

    We are a leader in global pipeline protection, providing proprietary technologies and services for rehabilitating sewer, water, energy and mining piping systems and the corrosion protection of industrial pipelines. We offer one of the broadest portfolios of cost-effective solutions for rehabilitating aging or deteriorating pipelines and protecting new pipelines from corrosion. Our business activities include research and development, manufacturing, distribution, installation, coating and insulation, cathodic protection and licensing. Our products and services are currently utilized and performed in more than 36 countries across six continents. We believe that the depth and breadth of our products and services platform makes us a leading “one-stop” provider for the world’s pipeline rehabilitation and protection needs.

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

    On October, 30, 2009, we expanded our energy and mining operation in Canada with our acquisition of the pipe coating and insulation facility and related assets of Garneau, Inc. through our joint venture Bayou Perma-Pipe Canada, Ltd. (“BPPC”). We hold a 51% majority interest in BPPC through our wholly-owned Canadian subsidiary, Insituform Technologies Limited.  BPPC serves as our pipe coating and insulation operations in Canada.

    On December 3, 2009, we acquired the 25% noncontrolling interest in our CIPP tube manufacturing operation, now known as Insituform Linings Limited (“Insituform Linings”) in the United Kingdom, which had been owned by Per Aarsleff A/S, a Danish company.  Insituform Linings manufactures CIPP tube for our European sewer rehabilitation operation and third-party sales.

    On January 29, 2010, we acquired our Singapore CIPP licensee, Insitu Envirotech (S.E. Asia) Pte Ltd (“Insituform-Singapore”), in order to expand our Singapore operations.  Insituform-Singapore performs sewer rehabilitation services in Southeast Asia. As a result of the acquisition, the results of operations and cash flows of this entity for the period from January 29, 2010 to March 31, 2010 and the balance sheet as of March 31, 2010 are included in our consolidated financial statements as of and for the quarter ended March 31, 2010.

    During the first quarter of 2010, we formed Delta Double Jointing L.L.C (“Bayou Delta”) in order to expand the service offering of our Bayou operation. We, through our Bayou subsidiary, own a 59% ownership interest in Bayou Delta with the remaining 41% ownership belonging to Bayou Coating, L.L.C (“Bayou Coating”), which we, through our Bayou subsidiary, hold a 49% ownership interest. The financial results of Bayou Delta are included in our consolidated financial statements as of and for the quarter ended March 31, 2010.

    The financial results of Bayou for the 39-day period under our ownership during the first quarter of 2009 are included in the Energy and Mining segment. The financial results of Corrpro are not included in our results of operations for the quarter ended March 31, 2009, as the acquisition was consummated on March 31, 2009.

Results of Operations – Three Months Ended March 31, 2010 and 2009

Overview – Consolidated Results

    Key financial data for our consolidated operations was as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change

Revenues	$ 199,182	$ 128,012	$ 71,170	55.6%
Gross profit	48,680	30,673	18,007	58.7
Gross margin	24.4%	24.0%	n/a	0.4
Operating expenses	36,174	30,594	5,580	18.2
Operating income	12,506	79	12,427	15,730.4
Operating margin	6.3%	0.1%	n/a	6.2
Income (loss) from continuing operations	8,510	(1,107)	9,617	868.7

    Consolidated Income from continuing operations was $8.5 million for the first quarter of 2010 versus a loss from continuing operations in the first quarter of 2009 of $1.1 million. The improvement in consolidated income from continuing operations for the first quarter of 2010 was partially related to the inclusion of $6.1 million (net of income tax) of costs associated with the acquisitions of Bayou and Corrpro in the results for the first quarter of 2009. The inclusion of Corrpro and Bayou in the first quarter of 2010 also contributed to the improvement in consolidated income. In addition, the first quarter results in our North American Sewer Rehabilitation segment and European Sewer Rehabilitation segment were improved over the prior year quarter. These improvements were offset somewhat by our Asia-Pacific Sewer Rehabilitation segment, which performed significantly lower in the first quarter of 2010 compared to the first quarter of 2009. Results in our Asia-Pacific Sewer Rehabilitation segment were lower due to increased resin costs and performance and efficiency issues on several projects in India.

    Consolidated operating expenses increased by approximately $5.6 million, or 18.2%, primarily due to the inclusion of Corrpro and Bayou operating expenses in the first quarter of 2010, but not in the corresponding quarter of 2009. In addition, operating expenses increased in our North America Sewer Rehabilitation segment as this business added project management resources to support growth in revenues. Operating expenses also increased in our Asia-Pacific Sewer Rehabilitation segment due to the addition of administrative and project management support in India as well as the inclusion of operating expenses associated with Insituform-Hong Kong, Insituform-Australia and Insituform-Singapore.

    Total contract backlog improved to $497.1 million at March 31, 2010 compared to $388.7 million at March 31, 2009, a 27.9% increase. The March 31, 2010 level of backlog was 7.3% higher than total contract backlog of $463.4 million at December 31, 2009.

North American Sewer Rehabilitation Segment

    Key financial data for our North American Sewer Rehabilitation segment was as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change

Revenues	$ 89,114	$ 80,504	$ 8,610	10.7%
Gross profit	21,078	18,450	2,628	14.2
Gross margin	23.7%	22.9%	n/a	0.8
Operating expenses	13,571	12,629	942	7.5
Operating income	7,507	5,821	1,686	29.0
Operating margin	8.4%	7.2%	n/a	1.2

Revenues

    Revenues increased by $8.6 million, or 10.7%, in our North American Sewer Rehabilitation segment in the first quarter of 2010 compared to the first quarter of 2009. The increase in revenues was primarily due to the increase in workable backlog that started in the second half of 2009. Additionally, revenue growth was realized throughout most of our geographic markets but, in particular, in the eastern United States. The increase in first quarter 2010 revenues was also helped by stronger foreign exchange rate of the Canadian dollar of approximately $1.8 million compared to the U.S. dollar. The increase was partially offset by project delays and postponements caused by poor weather conditions in the northern United States during much of the first quarter of 2010. Third-party product sales in this segment were $2.3 million and $3.6 million in the first quarter of 2010 and 2009, respectively. The decrease was primarily due to certain one-time orders received in the first quarter of 2009.

    Contract backlog in our North American Sewer Rehabilitation segment at March 31, 2010 represented a $48.2 million, or 30.0%, increase from backlog at March 31, 2009. Backlog at March 31, 2010 increased 15.3% compared to December 31, 2009. This increase in backlog can be attributed to increased win-rate along with modest increases in market activity, some of which is attributable to federal stimulus programs. We expect increases in productivity in the coming months, which should facilitate improved operating margins.

Gross Profit and Gross Profit Margin

    Gross profit in our North American Sewer Rehabilitation segment increased $2.6 million, or 14.2%, in the first quarter of 2010 compared to the first quarter in 2009, primarily due to execution efficiencies on projects and the ongoing transfer price optimization from manufacturing to contracting. The increase in gross profit was partially offset by inefficiencies caused by delays and postponements related to poor weather conditions in the northern half of the United States. The first quarter 2010 results also included a favorable adjustment of $0.9 million related to the recording of an insurance claim receivable.

    We expect enhanced project management and crew training, continued implementation of technologies and improved logistics management to drive consistent profitability and returns. We continue to seek avenues for taking advantage of our vertical integration and manufacturing capabilities through the transfer price optimization program and by further expanding our third-party product sales efforts.

Operating Expenses

    Operating expenses in our North American Sewer Rehabilitation segment increased by $0.9 million, or 7.5%, during the first quarter of 2010 compared to the first quarter of 2009. Operating expenses in this segment increased due to additional project management and operational support in connection with growth in the business. Operating expenses as a percentage of revenues were 15.2% in the first quarter of 2010 compared to 15.7% in the first quarter of 2009.

Operating Income and Operating Margin

    Higher revenue levels and improved gross margins offset by higher operating expenses led to a $1.7 million, or 29.0%, increase in operating income in our North American Sewer Rehabilitation segment in the first quarter of 2010 compared to the first quarter of 2009. The North American Sewer Rehabilitation operating margin, which is operating income as a percentage of revenues, improved to 8.4% in the first quarter of 2010 compared to 7.2% in the first quarter of 2009, an increase of 120 basis points, as a result of improved gross margins and leverage through increased revenues.

European Sewer Rehabilitation Segment

    Key financial data for our European Sewer Rehabilitation segment was as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change

Revenues	$ 17,630	$ 18,207	$ (577)	(3.2)%
Gross profit	4,278	4,498	(220)	(4.9)
Gross margin	24.3%	24.7%	n/a	(0.4)
Operating expenses	4,313	4,641	(328)	(7.1)
Operating loss	(35)	(143)	(108)	75.6
Operating margin	(0.2)%	(0.8)%	n/a	(0.6)

Revenues

    Revenues in our European Sewer Rehabilitation segment decreased $0.6 million or 3.2%, during the first quarter of 2010 compared to the first quarter of 2009. The decrease in revenues was primarily due to lower contracting revenues in Belgium, Romania and Poland as we exited these markets in the first quarter of 2010 as part of our previously announced reorganization of our European business. In addition, poor weather conditions caused a number of project delays and postponements, particularly in the Netherlands. The revenue decrease was offset in part by increased third-party tube sales in Europe. In addition, revenues in the first quarter of 2010 were favorably impacted (approximately $1.3 million) by stronger foreign exchange rates compared to the U.S. dollar.

    Contract backlog in our European Sewer Rehabilitation segment was $24.7 million at March 31, 2010. This represents a decrease of $1.4 million, or 5.3%, compared to March 31, 2009. The decrease was principally due to our exit from the contracting markets in Poland, Romania and Belgium, as well as lower backlog in France due to a re-valuation of existing contracts.  On the positive side, backlogs remain strong in the Netherlands and increased in the United Kingdom as a result of improved market conditions and win-rate.  Despite the decrease in the first quarter of 2010, European orders and backlogs have been fairly steady and we believe this trend will continue through 2010.

    As previously announced, during the fourth quarter of 2009 we implemented a reorganization of our European business, whereby we decided to exit the contracting markets in Belgium, Romania and Poland. We also realigned responsibilities and functions and combined operations, thereby reducing administrative overhead costs. The reorganization included the elimination of 34 positions throughout our operations in Europe. As part of the reorganization, we acquired the 25% minority interest in our CIPP tube manufacturing operation in the United Kingdom, which had been owned by Per Aarsleff A/S, a Danish company. Under the new organizational structure, our European contracting operation is divided into five geographic regions, plus our German joint venture. We also are now in the position to expand our third-party tube sales through our now wholly-owned European manufacturing operation.

Gross Profit and Gross Profit Margin

    Gross profit in our European Sewer Rehabilitation segment decreased 4.9% during the first quarter of 2010 compared to the first quarter of 2009. Our European Sewer Rehabilitation segment experienced a decrease in gross profit margin year over year of 40 basis points. The overall slight decrease in gross margins are primarily the result of very challenging winter weather conditions in 2010 and some project issues in France, offset partly by higher profit margins in our European manufacturing operation.

    We expect that our gross profit margins will increase during 2010, as we exit unprofitable businesses and pursue initiatives focused on receiving an appropriate level of return.

Operating Expenses

     Operating expenses in our European Sewer Rehabilitation segment decreased by $0.3 million, or 7.1%, during the first quarter of 2010 compared to the first quarter of 2009, primarily due our previously discussed reorganization. As discussed above, we realigned responsibilities and functions and combined operations, thereby reducing administrative overhead costs. The reorganization included the elimination of 34 positions throughout our operations in Europe. Operating expenses as a percentage of revenues decreased to 24.5% in the first quarter of 2010 compared to 25.5% in the first quarter of 2009.

Operating Loss and Operating Margin

    Lower operating expenses and higher gross profit margins led to a $0.1 million improvement in operating income in the first quarter of 2010 compared to the first quarter of 2009. During the first quarter of 2010, we experienced increases in operating income in our United Kingdom, Spanish and Swiss operations, which were partially offset by isolated operational issues in France.

Asia-Pacific Sewer Rehabilitation Segment

    Key financial data for our Asia-Pacific Sewer Rehabilitation segment was as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change

Revenues	$ 9,873	$ 5,746	$ 4,127	71.8%
Gross profit	1,555	2,054	(499)	(24.3)
Gross margin	15.8%	35.7%	n/a	(19.9)
Operating expenses	2,379	792	1,587	200.4
Operating income (loss)	(824)	1,262	(2,086)	(165.3)
Operating margin	(8.3)%	22.0%	n/a	(30.3)

Revenues

    Revenues in our Asia-Pacific Sewer Rehabilitation segment increased by $4.1 million, or 71.8%, in the first quarter of 2010 compared to the first quarter of 2009. The increase was primarily due to the inclusion of revenues from Insituform-Australia and Insituform-Hong Kong, which had not been previously consolidated. In addition, a small amount of revenues was contributed by the acquisition of Insituform-Singapore in January 2010. We believe the acquisition of Insituform-Singapore further improves the geographic diversification of our Asia-Pacific Sewer Rehabilitation business. These revenue increases were partially offset by a revenue decrease in India due to project delays and project execution issues.

    Contract backlog in our Asia-Pacific Sewer Rehabilitation segment was $73.3 million at March 31, 2010. This represented an increase of $33.2 million, or 82.9%, compared to March 31, 2009. Backlog at March 31, 2010 increased $15.9 million, or 27.8%, compared to December 31, 2009. This increase in backlog can be attributed primarily to growth associated with Insituform-Singapore.

Gross Profit and Gross Margin

    Gross profit in our Asia-Pacific Sewer Rehabilitation segment decreased by $0.5 million, or 24.3%, in the first quarter of 2010 compared to the first quarter of 2009. Our gross profit margin decreased to 15.8% compared to 35.7% in the same period last year.  Our Asia-Pacific Sewer Rehabilitation business was weaker than expected, due to revisions in the cost to complete two projects in India. The client is requiring increased tube thickness, which is requiring the use of more resin. Additionally, we have been notified by our resin vendor that a less-costly resin, upon which we based our estimate, will not be available in time for the completion of these projects. The gross margin adjustments made in India were isolated and there should be a return of normal historical gross margin rates in future quarters.

Operating Expenses

    Operating expenses increased by $1.6 million in our Asia-Pacific Sewer Rehabilitation segment during the first quarter of 2010 compared to the first quarter of 2009, principally due to the inclusion of operating expenses from Insituform-Australia and Insituform-Hong Kong, which previously had not been consolidated.

Operating Income (Loss) and Operating Margin

    Lower gross profit combined with higher operating expenses led to a $2.1 million decrease in operating income in this segment in the first quarter of 2010 compared to the first quarter of 2009.

Water Rehabilitation Segment

    Key financial data for our Water Rehabilitation segment was as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change

Revenues	$ 5,210	$ 1,958	$ 3,252	166.1%
Gross profit (loss)	660	(175)	835	477.1
Gross margin	12.7%	(8.9)%	n/a	21.6
Operating expenses	529	1,055	526	49.9
Operating income (loss)	131	(1,230)	1,361	110.7
Operating margin	2.5%	(62.8)%	n/a	65.3

Revenues

    Revenues from our Water Rehabilitation segment increased to $5.2 million in the first quarter of 2010 from $2.0 million in the prior year quarter. The increase in revenues was primarily due to the execution of a number of pilot projects being performed in North America. Our Water Rehabilitation segment contract backlog was $2.9 million at March 31, 2010, representing a decrease of $6.0 million, or 67.5%, compared to March 31, 2009. Backlog at March 31, 2010 decreased $4.8 million, or 62.5%, compared to December 31, 2009. During 2009, we launched InsituMain™, our new pressure-rated, cured-in-place pipe system for the rehabilitation of water transmission and distribution mains. We believe this new product, coupled with our other Insituform Blue® water pipe rehabilitation products, firmly establishes us in the marketplace. We continue to believe that prospects for new orders and growth are strong, and we anticipate growth in backlog over the coming quarters.

Gross Profit (Loss) and Gross Margin

    During the first quarter of 2010, gross profit in our Water Rehabilitation segment increased $0.8 million compared to the first quarter of 2009. In addition, our gross margin percentage increased to 12.7% for the first quarter of 2010 compared to (8.9)% for the first quarter of 2009. The increase was due to the execution of a number of projects in North America in the first quarter of 2010. Our water rehabilitation business is still in an early growth stage. We continue to validate and test our newly-developed water rehabilitation products.

Operating Expenses

    Operating expenses in our Water Rehabilitation segment decreased by $0.5 million, or 49.9%, in the first quarter of 2010 compared to the first quarter of 2009. The decrease was primarily due to combining operations and project management resources with our North American Sewer Rehabilitation structure during the second half of 2009. Operating expenses as a percentage of revenues declined to 10.2% in the first quarter of 2010 compared to 53.9% in the first quarter of 2009.

Operating Income (Loss) and Operating Margin

    Operating income in this segment was $0.1 million in the first quarter of 2010 compared to a loss of $1.2 million in the first quarter of 2009, primarily due to improvements in all areas of the business.

Energy and Mining Segment

    Key financial data for our Energy and Mining segment was as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change

Revenues	$ 77,355	$ 21,597	$ 55,758	258.2%
Gross profit	21,109	5,846	15,263	261.1
Gross margin	27.3%	27.1%	n/a	0.2
Acquisition-related costs	–	8,219	(8,219)	(100.0)
Operating expenses	15,382	3,256	12,126	372.4
Operating income (loss)	5,727	(5,631)	11,358	201.7
Operating margin	7.4%	(26.1)%	n/a	33.5

Revenues

    Results for our Energy and Mining segment include a full quarter of results for our Bayou and Corrpro businesses in 2010, compared to only 39 days for Bayou and zero days for Corrpro in the first quarter of 2009. Revenues in our Energy and Mining segment increased from $21.6 million to $77.4 million, a 258.2% increase. Revenue attributed to these acquisitions was $63.3 million in the first quarter of 2010 compared to $9.7 million in the first quarter of 2009. Our United Pipeline Systems (“UPS”) business saw revenue increase 22.4% due to strength in all geographies within this business.

    Our Energy and Mining segment is divided into five primary geographic regions: the United States, Canada, Mexico, South America and Europe, and includes pipeline rehabilitation, pipe coating, design and installation of cathodic protection systems and welding services. During the first quarter of 2010, each of these five geographic regions experienced growth in revenues. Unlike our sewer rehabilitation segments and our Water Rehabilitation segment, revenues in our Energy and Mining segment are responsive to market conditions in the oil, gas and mining industries. The prices of certain energy commodities have been volatile in recent periods, and have adversely affected the results in our Energy and Mining segment.

    Our Energy and Mining segment contract backlog at March 31, 2010 increased to $187.6 million, a 4.1% increase compared to December 31, 2009, and a 22.5% increase compared to March 31, 2009. The increase over the prior year quarter was primarily driven by the strengthening in our UPS business, while the increase since December 31, 2009 was across all Energy and Mining businesses. We continue to believe that improved commodity prices could result in significant opportunities for our Energy and Mining segment for future periods, particularly as it relates to new spending in the sector. Additionally, we will wrap up a difficult Bayou project in the beginning of the second quarter of 2010, which should allow us to move to more profitable work for the remainder of 2010.

Gross Profit and Gross Profit Margin

    Our Energy and Mining segment gross profit increased by $15.3 million, or 261.1%, to $21.1 million in the first quarter of 2010 compared to $5.8 million in the prior year quarter. The contribution to gross profit from our newly acquired Bayou and Corrpro businesses was $16.7 million in the first quarter of 2010. The gross profit contribution of Bayou was $1.7 million for the first quarter of 2009 (39 days). Gross profit from our UPS business increased by $0.5 million in the first quarter of 2010 compared to 2009, due primarily to strength in our North American operations. Gross margin percentage decreased to 31.6% compared to the prior year quarter at 34.4%.

Operating Expenses

    Operating expenses in our Energy and Mining segment increased by $12.1 million, or 372.4%, in the first quarter of 2010 compared to the first quarter of 2009. This increase in operating expenses was attributable to the inclusion of operating expenses for Bayou and Corrpro for the entire quarter. The contribution to operating expenses from Bayou and Corrpro was $12.8 million in the first quarter of 2010, whereas the first quarter of 2009 included only 39 days of Bayou expenses, or $1.5 million. Our UPS business saw a $0.7 million decrease in operating expenses to $1.1 million in 2010 due to continued tight cost control. As a percentage of revenues, and exclusive of acquisition-related expenses, our Energy and Mining operating expenses were 19.9% in the first quarter of 2010 compared to 15.1% in the first quarter of 2009 due to the inclusion of Bayou and Corrpro revenues and expenses, which have historically higher operating expense levels. We anticipate a reduction of operating expenses throughout 2010 due to the cost synergies identified throughout 2009.

   Operating Income (Loss) and Operating Margin

    Operating income (loss) increased from an operating loss of $5.6 million in the first quarter of 2009 to operating income of $5.7 million in the first quarter of 2010. We incurred $8.2 million (pre-tax) of acquisition costs in the first quarter of 2009. The remaining $3.2 million increase from the prior year quarter was primarily driven by the inclusion of a full quarter of results from Bayou and Corrpro. Operating income as a percentage of revenues increased from (26.1)% in the first quarter of 2009 to 7.4% in the first quarter of 2010 for these reasons.

Other Income (Expense)

Interest Income

    Interest income decreased by $0.2 million in the first quarter of 2010 compared to the same period in 2009 due primarily to lower deposit balances in the first quarter of 2010 and lower interest rates on collected balances.

Interest Expense

    Interest expense increased by $1.3 million in the first quarter of 2010 compared to the same period in 2009 primarily related to interest on our new credit facility, which includes our three-year term loan. See “Liquidity and Capital Resources – Long-Term Debt” under this Item 5 for further discussion of debt instruments and related amendments.

Other Income (Expense)

    Other income (expense) decreased by $0.1 million in the first quarter of 2010 compared to the same period in 2009 primarily due to the lower income received from disposition of property and equipment. This decrease was partially offset by management fees received by Bayou for management services provided to Bayou Coatings, L.L.C., a company in which Bayou has a 49% ownership interest.

Taxes on Income (Tax Benefits)

    Taxes on income increased $3.6 million in the first quarter of 2010 compared to the prior year period due to an increase in income before taxes. Our effective tax rate was 31.8%, on pre-tax income of $10.1 million, in the first quarter of 2010 compared to 52.8%, on a pre-tax loss of $0.8 million, in the corresponding period in 2009.

    The majority of the variance in the effective tax rate for the respective quarters was attributable to the mix of pre-tax income among tax jurisdictions with varying tax rates.

Equity in Earnings (Losses) of Affiliated Companies

    Equity in earnings (losses) of affiliated companies was $1.2 million and $(0.3) million in the first quarters of 2010 and 2009, respectively. The increase during 2010 was due to improved results from our joint venture in Germany and the contribution of Bayou’s equity earnings of affiliated companies to the entire first quarter of 2010 as opposed to only 39 days in the first quarter of 2009.

Noncontrolling Interests

    (Income) loss attributable to noncontrolling interests was $0.5 million and $(0.4) million in the first quarters of 2010 and 2009, respectively, and was related to the 49.5% interest in the net income (loss) of the contractual joint ventures in India held by Subhash Projects and Marketing, Ltd., and the non-controlling interest in net income of our UPS and Bayou subsidiaries. The decrease in non-controlling interests was due to the performance issues in India discussed above.

Loss from Discontinued Operations, Net of Tax

    Losses from discontinued operations, net of income taxes, were $(0.1) million in the first quarters of 2010 and 2009, respectively. The results in discontinued operations were due to the winding down of our tunneling business, which shut down was announced in March 2007. The losses and expenses in this segment were primarily related to legal expenses with respect to certain final tunneling matters. All tunneling projects have been completed. At March 31, 2010, receivables, including retention, totaled $1.2 million. This amount is being held pending the final close-out of two projects. While there can be no certainty, these matters are expected to be concluded in 2010, and we believe that the receivables will be collected. Approximately $1.3 million in equipment relating to discontinued operations remained as of March 31, 2010, and we continue to pursue the sale of the equipment through a variety of sources.

Contract Backlog

    Contract backlog is our expectation of revenues to be generated from received, signed and uncompleted contracts, the cancellation of which is not anticipated at the time of reporting. Contract backlog excludes any term contract amounts for which there is not specific and determinable work released and projects where we have been advised that we are the low bidder, but have not formally been awarded the contract. The following table sets forth our consolidated backlog by segment (in millions):

Backlog	March 31, 2010	December 31, 2009	March 31, 2009
North American Sewer Rehabilitation	$ 208.6	$ 180.9	$ 160.4
European Sewer Rehabilitation	24.7	37.2	26.1
Asia-Pacific Sewer Rehabilitation	73.3	57.4	40.1
Water Rehabilitation	2.9	7.7	8.9
Energy and Mining	187.6	180.2	153.2
Total	$ 497.1	$ 463.4	$ 388.7

    Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Liquidity and Capital Resources

Cash and Equivalents

	March 31, 2010	December 31, 2009
	(in thousands)
Cash and cash equivalents	$ 95,221	$ 106,064
Restricted cash	1,331	1,339

    Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments in Europe.

Sources and Uses of Cash

    We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital and debt servicing. During the first quarter of 2010, capital expenditures were primarily for an increase in crew resources for our Indian joint venture, as well as Water Rehabilitation projects. We expect capital expenditures to trend higher in the coming year as we continue to grow our operations in Asia-Pacific as well as add crew resources in North America for sewer and water rehabilitation. We also expect to see growth in our Energy and Mining segment as markets rebound, which will require further investment in equipment.

    Our primary source of cash is operating activities. We occasionally borrow under our line of credit to fund operating activities, including working capital investments. Information regarding our cash flows for 2010 and 2009 is discussed below and is presented in our consolidated statements of cash flows contained in this Report. Operating cash flow in the first quarter of 2010 improved over the prior year quarter as a result of improved profitability. This improved cash flow, coupled with existing cash balances and other resources, should be sufficient to fund our operations in 2010.

    We completed a secondary public offering of our common stock in February 2009, from which we received net proceeds of $127.8 million. These proceeds were used to pay the purchase price for our acquisition of selected assets and liabilities of Bayou and the noncontrolling interests of certain subsidiaries of Bayou.

Cash Flows from Operations

    Cash flows from continuing operating activities provided $2.3 million in the first quarter of 2010 compared to $3.8 million used in the first quarter of 2009. The increase in cash flow from 2009 to 2010 was primarily related to increased earnings and additional depreciation and amortization. Depreciation and amortization was $2.8 million higher in the first quarter of 2010 compared to the first quarter of 2009. In relation to working capital, we used $12.8 million in the first quarter of 2010 compared to $3.2 million in the first quarter of 2009. Within working capital, we used $4.9 million for inventories and $4.7 million to pay accounts payable. Our days sales outstanding (referred to as DSOs) from continuing operations increased by seven days to 102 at March 31, 2010 from 95 at December 31, 2009. DSOs have generally increased over the last two years due to more stringent customer requirements for project documentation for billings. Additionally, payment cycles have generally lengthened. Notwithstanding these issues, we continually target reductions in DSOs to facilitate improvements in liquidity.

    Unrestricted cash decreased to $95.2 million at March 31, 2010 from $106.1 million at December 31, 2009. The liquidation of our discontinued operations used $0.4 million in the first quarter of 2010 compared to $1.6 million provided in the first quarter of 2009.

Cash Flows from Investing Activities

    Investing activities from continuing operations used $11.3 million and $204.3 million in the first quarter of 2010 and 2009, respectively. The largest component of cash used by investing activities in the first quarter of 2010 was the use of cash for capital expenditures. We used $10.2 million in cash for capital expenditures in the first quarter of 2010 compared to $2.7 million in the first quarter of 2009.  Capital expenditures were primarily for an increase in crews in our North American Sewer Rehabilitation segment as well equipment purchases within our Energy and Mining segment. Capital expenditures in the first quarters of 2010 and 2009 were partially offset by $0.2 million, respectively, in proceeds received from asset disposals. In the first quarter of 2010 and 2009, $0.8 million and $0.5 million, respectively, of non-cash capital expenditures was included in accounts payable and accrued expenditures. In addition, we used $1.3 million to acquire our licensee in Singapore. In the first quarter of 2009, we used $209.7 million, net of cash acquired, to acquire Bayou and Corrpro. The investing activities of our discontinued operations had no activity during the first quarter of 2010 compared to $0.8 million provided in the first quarters of 2009. In 2010, we expect to spend approximately $30.0 million on capital expenditures.

Cash Flows from Financing Activities

    Cash flows from financing activities from continuing operations used $0.5 million in the first quarter of 2010 compared to $184.8 million provided in the first quarter of 2009. In the first quarter of 2010, we received $1.7 million from the holders of the noncontrolling interests in Bayou Delta. In the first quarter of 2009, we received proceeds of $50.0 million from a term loan as well as borrowed $7.5 million of proceeds from our line of credit. In addition, we received $127.8 million from our public offering of common stock.

Long-Term Debt

    On March 31, 2009, we entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent, Fifth Third Bank, U.S. Bank, National Association, Compass Bank, JPMorgan Chase Bank, N.A., Associated Bank, N.A. and Capital One, N.A. (the “Credit Facility”). The Credit Facility is unsecured and consists of a $50.0 million term loan and a $65.0 million revolving line of credit, each with a maturity date of March 31, 2012. We have the ability to increase the amount of the borrowing commitment under the Credit Facility by up to $25.0 million in the aggregate upon the consent of the lenders.

    In connection with our acquisition of Corrpro on March 31, 2009, we borrowed the entire amount of the term loan of $50.0 million and approximately $7.5 million under the revolving line of credit, which was subsequently repaid. See Note 5 to the consolidated financial statements contained in this report for more information.

    At our election, borrowings under the Credit Facility bear interest at either (i) a fluctuating rate of interest equal on any day to the higher of Bank of America, N.A.’s announced prime rate, the Federal Funds Rate plus 0.50% or the one-month LIBOR plus 1.0%, plus in each case a margin ranging from 1.75% to 3.00%, or (ii) rates of interest fixed for one, two, three or nine months at the British Bankers Association LIBOR Rate for such period plus a margin ranging from 2.75% to 4.00%. The applicable margins are determined quarterly based upon our consolidated leverage ratio. The current annualized rate on outstanding borrowings under the Credit Facility at March 31, 2010 was 3.77%.

    The Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. The Credit Facility also provides for events of default, including in the event of non-payment or certain defaults under other outstanding indebtedness. The Company was in compliance with each of these covenants at March 31, 2010.

    As of March 31, 2010, we had $22.7 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, (i) $13.6 million was collateral for the benefit of certain of our insurance carriers, (ii) $1.7 million was collateral for work performance obligations, (iii) $4.5 million was for security in support of working capital needs of Insituform-India, and the working capital and performance bonding needs of Insituform-Australia and Insituform-Hong Kong and (iv) $2.9 million was in support of international trade transactions.

    Our total indebtedness as of March 31, 2010 consisted of the Company’s $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013, $40.0 million of the original $50.0 million term loan and $1.2 million of third party notes and other bank debt. In connection with the formation of Bayou Perma-Pipe Canada, Ltd., we and Perma-Pipe Inc. loaned the company an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Of such amount, $4.1 million is included in our consolidated financial statements as third-party debt. Under the terms of the Senior Notes, Series 2003-A, prepayment could cause us to incur a “make-whole” payment to the holder of the notes. At March 31, 2010, this make-whole payment would have approximated $7.6 million.

    At December 31, 2009, our total indebtedness consisted of the Company’s $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013, $42.5 million of the original $50.0 million term loan and $2.7 million of third party notes and other bank debt. In connection with the formation of Bayou Perma-Pipe Canada, Ltd., we and Perma-Pipe Inc. loaned the company an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Of such amount, $4.0 million is included in our consolidated financial statements as third-party debt.

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

    The following table provides a summary of our contractual obligations and commercial commitments as of March 31, 2010. This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases (in thousands):

Payments Due by Period
Cash Obligations(1)(2)(3)(4)(5)	Total	2010	2011	2012	2013	2014	Thereafter

Long-term debt	$ 109,000	$ 7,500	$ 10,000	$ 26,500	$ 65,000	$ -	$ -
Interest on long-term debt	17,790	5,477	5,548	4,640	2,125	-	-
Operating leases	34,689	9,264	9,217	6,962	5,078	2,620	1,548
Total contractual cash obligations	$ 161,479	$ 22,241	$ 24,765	$ 38,102	$ 72,203	$ 2,620	$ 1,548

    ___________________

(1)
Cash obligations are not discounted. See Notes 5 to the consolidated financial statements contained in this report regarding our long-term debt and credit facility and commitments and contingencies, respectively.

(2)
We borrowed the entire amount of the $50.0 million term loan upon inception, of which $40.0 million was outstanding at March 31, 2010. We also had $22.7 million for non-interest bearing letters of credit outstanding as of March 31, 2010, $13.6 million of which was collateral for insurance, $1.7 million of which was collateral for work performance obligations, $4.5 million of which was for security in support of working capital and performance bonding needs for our operations in Australia and Hong Kong and $2.9 million of which was in support of international trade transactions.

(3)
Liabilities related to Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, have not been included in the table above because we are uncertain as to if or when such amounts may be settled.

(4)	There were no material purchase commitments at March 31, 2010.

(5)	The Corrpro pension funding was excluded from this table as the amounts are immaterial.

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

Goodwill

    Under FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”), we assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Our annual assessment was performed on October 1, 2009. Factors that could potentially trigger an impairment review include (but are not limited to):

•	significant underperformance of a segment relative to expected, historical or projected future operating results;
•	significant negative industry or economic trends;
•	significant changes in the strategy for a segment including extended slowdowns in the sewer rehabilitation market; and
•	a decrease in our market capitalization below our book value for an extended period of time.

    The following table presents a reconciliation of the beginning and ending balances of our goodwill at March 31, 2010 and December 31, 2009 (in millions):

	March 31, 2010	December 31, 2009
Beginning balance	$ 180.5	$ 123.0
Additions to goodwill through acquisitions(1)	1.6	57.5
Other changes (2)	–	–
Goodwill at end of period	$ 182.1	$ 180.5
         __________

(1)
During 2010, we recorded goodwill of $1.6 million related to the acquisition of Insituform-Singapore. During 2009, we recorded goodwill of $54.1 million related to the acquisitions of Bayou and Corrpro and $3.4 million related to the acquisition of our joint venture partner’s interests in Insituform-Australia and Insituform-Hong Kong.

(2)	We do not have any accumulated impairment charges.

    Our recorded goodwill by reporting segment was as follows at March 31, 2010 and December 31, 2009 (in millions):

	March 31, 2010	December 31, 2009
North American Sewer Rehabilitation	$ 102.3	$ 102.3
European Sewer Rehabilitation	19.8	19.8
Asia-Pacific Sewer Rehabilitation	5.0	3.4
Energy and Mining	55.0	55.0
Total goodwill	$ 182.1	$ 180.5

    No goodwill was recorded for the Water Rehabilitation segment at March 31, 2010. In accordance with the provisions of FASB ASC 350, we determined the fair value of our reporting units at the annual impairment assessment date and compared such fair value to the carrying value of those reporting units to determine if there was any indication of goodwill impairment. During the first quarter of 2010, we did not have any triggering events that required us to conduct an interim impairment assessment. Our reporting units for purposes of assessing goodwill are North American Sewer Rehabilitation, European Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation, UPS, Bayou and Corrpro.

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

    Given the continued distressed global market and economic conditions, we carefully considered whether an interim assessment of our goodwill was necessary during the quarter ended March 31, 2010. In management’s judgment, we do not believe conditions existed that indicated the fair value of our reporting units was below their carrying value at March 31, 2010. Accordingly, an interim impairment assessment was not performed. A future decline in the fair value of North American Sewer Rehabilitation, European Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation or Energy and Mining operations could lead to impairment of their respective goodwill balances. The recorded goodwill related to the Asia-Pacific Sewer Rehabilitation segment is the result of our recent acquisitions of Insituform-Hong Kong, Insituform-Australia and Insituform-Singapore (see Note 1 to our consolidated financial statements contained in this report). The recorded goodwill related to our Energy and Mining segment is the result of our recent acquisitions of Bayou and Corrpro (see Note 1 to our consolidated financial statements contained in this report). While not currently anticipated, any significant deterioration in the earnings of those businesses compared to the forecasted earnings assumptions used in the determination of their fair value could lead to the need for us to assess the recoverability of the recorded goodwill and potential impairment.

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

Interest Rate Risk

    The fair value of our cash and short-term investment portfolio at March 31, 2010 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

    Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable. At March 31, 2010 and December 31, 2009, the estimated fair value of our long-term debt was approximately $117.4 million and $114.5 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at March 31, 2010 would result in a $0.4 million increase in interest expense. The increase in interest expense would be offset by the interest rate swap agreement discussed below.

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

Foreign Exchange Risk

    We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At March 31, 2010, a substantial portion of our cash and cash equivalents were denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $5.3 million impact to our equity through accumulated other comprehensive income.

    In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At March 31, 2010, there were no material foreign currency hedge instruments outstanding. See Note 8 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

Commodity Risk

    We have exposure to the effect of limitations on supply and changes in commodity pricing relative to a variety of raw materials that we purchase and use in our operating activities, most notably resin, chemicals, staple fiber, fuel and pipe. We manage this risk by entering into agreements with certain suppliers utilizing a request for proposal, or RFP, format and purchasing in bulk, when possible. We also manage this risk by continuously updating our estimation systems for bidding contracts so that we are able to price our products and services appropriately to our customers. However, we face exposure on contracts in process that have already been priced and do not price for any cost adjustments in the contract. This exposure is potentially more significant on our longer-term projects.

    We obtain a majority of our global resin requirements, one of our primary raw materials, from multiple suppliers in order to diversify our supplier base and thus reduce the risks inherent in concentrated supply streams. We have qualified a number of vendors in North America that can deliver, and are currently delivering, proprietary resins that meet our specifications.

Item 4.    Controls and Procedures

    Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2010. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

    We completed the acquisitions of Bayou and Corrpro on February 20, 2009 and March 31, 2009, respectively, at which time Bayou and Corrpro became significant subsidiaries of the Company.  We are currently in the process of assessing, and incorporating, as appropriate, the internal controls and procedures of Bayou and Corrpro into our internal control over financial reporting. We have extended our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include Bayou and Corrpro. We will report on our assessment of our consolidated operations within the time period provided by the Exchange Act and applicable SEC rules and regulations concerning business combinations.

            There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

    We are involved in certain actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such actions will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.    Risk Factors

    There have been no material changes to the risk factors described in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.    Exhibits

    The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITUFORM TECHNOLOGIES, INC.

By:	/s/ David A. Martin
David A. Martin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 28, 2010

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