Form 10-Q
period 2010-06-30
INSITUFORM TECHNOLOGIES INC
filed 2010-07-28
CIK 353020

Nges

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2010

or

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

Large accelerated filer ☐                                                             Accelerated filer ☑

Non-accelerated filer ☐                                                               Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

There were 39,234,350 shares of common stock, $.01 par value per share, outstanding at July 23, 2010.

Nges
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$230,192	$183,196	$429,374	$311,208
Cost of revenues	170,993	135,280	321,494	232,619
Gross profit	59,199	47,916	107,880	78,589
Acquisition-related expenses	–	–	–	8,219
Operating expenses	36,452	34,446	72,626	56,821
Operating income	22,747	13,470	35,254	13,549
Other income (expense):
Interest income	63	(165)	166	184
Interest expense	(1,886)	(2,353)	(4,263)	(3,477)
Other	131	374	(28)	292
Total other expense	(1,692)	(2,144)	(4,125)	(3,001)
Income before taxes on income	21,055	11,326	31,129	10,548
Taxes on income	6,485	3,157	9,684	2,745
Income before equity in earnings (losses) of affiliated companies	14,570	8,169	21,445	7,803
Equity in earnings (losses) of affiliated companies, net of tax	1,526	8	2,677	(307)
Income before discontinued operations	16,096	8,177	24,122	7,496
Loss from discontinued operations, net of tax	(28)	(1,192)	(76)	(1,290)
Net income	16,068	6,985	24,046	6,206
Less: net (income) loss attributable to noncontrolling interests	(291)	(439)	192	(864)
Net income attributable to common stockholders	$15,777	$6,546	$24,238	$5,342

Earnings per share attributable to common stockholders:
Basic:
Income from continuing operations	$0.40	$0.20	$0.62	$0.18
Loss from discontinued operations	(0.00)	(0.03)	(0.00)	(0.03)
Net income	$0.40	$0.17	$0.62	$0.15
Diluted:
Income from continuing operations	$0.40	$0.20	$0.62	$0.18
Loss from discontinued operations	(0.00)	(0.03)	(0.00)	(0.03)
Net income	$0.40	$0.17	$0.62	$0.15

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	June 30, 2010	December 31, 2009

Assets
Current assets
Cash and cash equivalents	$90,141	$106,064
Restricted cash	679	1,339
Receivables, net	154,957	147,835
Retainage	23,454	22,656
Costs and estimated earnings in excess of billings	79,147	64,821
Inventories	38,267	32,125
Prepaid expenses and other assets	29,164	27,604
Current assets of discontinued operations	1,189	1,189
Total current assets	416,998	403,633
Property, plant and equipment, less accumulated depreciation	156,900	148,435
Other assets
Goodwill	182,141	180,506
Identified intangible assets, less accumulated amortization	76,054	78,311
Investments in affiliated companies	25,517	27,581
Deferred income tax assets	11,223	11,203
Other assets	6,088	8,827
Total other assets	301,023	306,428
Non-current assets of discontinued operations	4,214	4,283

Total Assets	$879,135	$862,779

Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$150,320	$146,702
Billings in excess of costs and estimated earnings	10,411	12,697
Current maturities of long-term debt, line of credit and notes payable	10,995	12,742
Current liabilities of discontinued operations	129	339
Total current liabilities	171,855	172,480
Long-term debt, less current maturities	96,450	101,500
Deferred income tax liabilities	32,096	31,449
Other liabilities	12,347	12,849
Non-current liabilities of discontinued operations	1,056	979
Total liabilities	313,804	319,257

Stockholders’ equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	–	–
Common stock, $.01 par – shares authorized 125,000,000 and 60,000,000; shares issued and outstanding 39,234,350 and 38,933,944	392	389
Additional paid-in capital	248,285	242,563
Retained earnings	311,025	286,787
Accumulated other comprehensive income (loss)	(1,320)	8,313
Total stockholders’ equity before noncontrolling interests	558,382	538,052
Noncontrolling interests	6,949	5,470
Total equity	565,331	543,522

Total Liabilities and Equity	$879,135	$862,779

The accompanying notes are an integral part of the consolidated financial statements.

 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except number of shares)

	Common Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity	Comprehensive Income
BALANCE, December 31, 2008	27,977,785	$280	$109,235	$260,616	$(2,154)	$3,012	$370,989
Net income	–	–	–	5,342	–	864	6,206	$6,206
Issuance of common stock	10,499,766	105	128,995	–	–	–	129,100	–
Restricted stock units issued	394,660	4	–	–	–	–	4	–
Amortization and forfeitures of restricted stock shares and units	(42,248)	(1)	–	–	–	–	(1)	–
Equity-based compensation expense	–	–	2,299	–	–	–	2,299	–
Derivative instruments					(1,208)		(1,208)	(1,208)
Foreign currency translation adjustment	–	–	–	–	3,203	247	3,450	3,450
Total comprehensive income								8,448
Less: total comprehensive income attributable to noncontrolling interests								1,111
Total comprehensive income attributable to common stockholders								$7,337
BALANCE, June 30, 2009	38,829,963	$388	$240,529	$265,958	$(159)	$4,123	$510,839

BALANCE, December 31, 2009	38,933,944	$389	$242,563	$286,787	$8,313	$5,470	$543,522
Net income (loss)	–	–	–	24,238	–	(192)	24,046	$24,046
Issuance of common stock upon exercise of stock options, including a tax benefit of $0.2 million for stock option exercises	104,649	1	1,993	–	–	–	1,994	–
Restricted shares issued	183,900	2	–	–	–	–	2	–
Distribution of restricted stock units	24,269	–	–	–	–	–	–	–
Distribution of deferred stock units	3,600	–	–	–	–	–	–	–
Forfeiture of restricted shares	(16,012)	–	–	–	–	–	–	–
Equity based compensation expense	–	–	3,720	–	–	–	3,720	–
Investment of non-controlling interests	–	–	–	–	–	1,681	1,681	–
Foreign currency translation adjustment	–	–	9	–	(9,633)	(10)	(9,634)	(9,634)
Total comprehensive income								14,412
Less: total comprehensive income attributable to non-controlling interests								(1,479)
Total comprehensive income attributable to common stockholders								$12,933
BALANCE, June 30, 2010	39,234,350	$392	$248,285	$311,025	$(1,320)	$6,949	$565,331

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$24,046	$6,206
Loss from discontinued operations	76	1,290
Income from continuing operations	24,122	7,496
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	15,225	12,112
(Gain) loss on sale of fixed assets	154	(215)
Equity-based compensation expense	3,720	2,299
Deferred income taxes	(490)	(211)
Dividend received, net of (income) loss from equity in earnings of affiliated companies	369	307
Other	(782)	(7,535)
Changes in operating assets and liabilities:
Restricted cash	601	503
Receivables net, retainage and costs and estimated earnings in excess of billings	(26,173)	(1,366)
Inventories	(6,846)	(1,596)
Prepaid expenses and other assets	(1,322)	5,454
Accounts payable and accrued expenses	3,574	(11,883)
Net cash provided by operating activities of continuing operations	12,152	5,365
Net cash provided by (used in) operating activities of discontinued operations	(699)	2,295
Net cash provided by operating activities	11,453	7,660

Cash flows from investing activities:
Capital expenditures	(19,821)	(10,440)
Proceeds from sale of fixed assets	301	410
Proceeds from net foreign investment hedges	–	7,873
Purchase of Singapore licensee	(1,257)	–
Purchase of Insituform-Hong Kong and Insituform-Australia	–	(278)
Purchase of Bayou and Corrpro, net of cash acquired	–	(209,714)
Net cash used in investing activities of continuing operations	(20,777)	(212,149)
Net cash provided by investing activities of discontinued operations	–	750
Net cash used in investing activities	(20,777)	(211,399)

Cash flows from financing activities:
Proceeds from issuance of common stock, including tax benefit of stock option exercises	1,996	127,837
Principal payments on notes payable	(1,774)	(938)
Investments from noncontrolling interests	1,681	–
Net proceeds from line of credit	–	7,500
Principal payments on long-term debt	(5,000)	(2,500)
Proceeds from long-term debt	–	50,000
Net cash provided by (used in) financing activities	(3,097)	181,899
Effect of exchange rate changes on cash	(3,502)	1,976
Net decrease in cash and cash equivalents for the period	(15,923)	(19,864)
Cash and cash equivalents, beginning of period	106,064	99,321
Cash and cash equivalents, end of period	$90,141	$79,457

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

The accompanying unaudited consolidated financial statements of Insituform Technologies, Inc. and its subsidiaries (collectively, “Insituform” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of June 30, 2010 and the results of operations for the three and six months ended June 30, 2010 and 2009 and the statements of equity and cash flows for the six months ended June 30, 2010 and 2009. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Revenues	$183,196	$362,401
Net income (loss)(1)	6,546	(12,472)
            _________

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

	Bayou	Corrpro
Cash	$68	$14,186
Receivables and cost and estimated earnings in excess of billings	17,543	31,824
Inventory	3,349	10,498
Prepaid expenses and other current assets	556	2,886
Property, plant and equipment	50,816	14,966
Identified intangible assets	32,111	38,786
Investments	21,286	–
Other assets	59	11,169
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(8,191)	(30,747)
Other long-term liabilities	(8,002)	(25,028)
Total identifiable net assets	$109,595	$68,540

Total consideration transferred	$140,697	$91,549
Less: total identifiable net assets	109,595	68,540
Goodwill at acquisition date	$31,102	$23,009

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

On December 3, 2009, the Company acquired the 25% noncontrolling interest in its United Kingdom CIPP tube manufacturing operation, now known as Insituform Linings Limited (“Insituform Linings”), which had been owned by Per Aarsleff, a Danish company. The aggregate purchase price for the remaining 25% interest in Insituform Linings was $3.9 million. The Company did not record any goodwill related to this purchase and the excess of the purchase price over the carrying value of the noncontrolling interest was recorded as a reduction to equity.

On January 29, 2010, the Company acquired its Singapore licensee, Insitu Envirotech (S.E. Asia) Pte Ltd (“Insituform-Singapore”), in order to expand its Singapore operations. The purchase price was $1.3 million. This entity is now a wholly-owned subsidiary. The Company recorded $1.6 million of goodwill in its Asia-Pacific Sewer Rehabilitation segment as a result of the transaction. The preliminary goodwill amount exceeds the aggregate purchase price because the fair value of the liabilities assumed exceeded the fair value of the assets acquired on the acquisition date. The Company has not completed its purchase price accounting for this acquisition due to the timing of the acquisition. In accordance with FASB ASC 805, the Company expensed all costs related to this acquisition in the fourth quarter of 2009 and the first quarter of 2010. As a result of the acquisition, the financial results of Insituform-Singapore for the period from January 29, 2010 to June 30, 2010 and the balance sheet as of June 30, 2010 are included in the Company’s consolidated financial statements.

During the first quarter of 2010, the Company formed Delta Double Jointing L.L.C. (“Bayou Delta”). The Company, through its Bayou subsidiary, owns a 59% ownership interest in Bayou Delta with the remaining 41% ownership belonging to Bayou Coating, L.L.C. (“Bayou Coating”), which the Company, through its Bayou subsidiary, holds a 49% equity interest. The financial results of Bayou Delta are included in the Company’s consolidated financial statements.

    The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at June 30, 2010 and December 31, 2009 (in millions):

	June 30, 2010	December 31, 2009
Beginning balance January 1,	$180.5	$123.0
Additions to goodwill through acquisitions(1)	1.6	57.5
Other changes (2)	–	–
Goodwill at end of period	$182.1	$180.5
          __________

(1)
During 2010, the Company recorded goodwill of $1.6 million related to the acquisition of Insituform-Singapore. During 2009, the Company recorded goodwill of $54.1 million related to the acquisitions of Bayou and Corrpro and $3.4 million related to the acquisitions of its joint venture partner’s interests in Insituform-Australia and Insituform-Hong Kong.

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

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and the Company anticipates that it will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no significant transfers between Level 1, 2 or 3 inputs during the six-months ended June 30, 2010. Additionally, for purposes of financial reporting, the Company has determined that the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the short maturities of these instruments.

FASB issued authoritative guidance that defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements for interim and annual reporting periods. The guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1 – defined as quoted prices in active markets for identical instruments; Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The guidance was effective for the Company on January 1, 2008. The Company’s adoption of this guidance resulted in additional disclosures. See Note 8 regarding the fair value of the Company’s interest rate agreements.

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

Based on its evaluation of the above factors and judgments, as of June 30, 2010, the Company consolidated any VIEs in which it was the primary beneficiary.  Also, as of June 30, 2010, the Company had significant interests in several VIEs primarily through its joint venture arrangements for which it did not have controlling financial interests and, accordingly, was not the primary beneficiary.  There have been no changes in the status of the Company’s VIE or primary beneficiary designations that occurred during 2010.

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

3.        SHARE INFORMATION

    Earnings (loss) per share have been calculated using the following share information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average number of common shares used for basic EPS	39,055,841	38,466,050	39,044,436	35,741,858
Effect of dilutive stock options and restricted stock	358,162	690,884	352,906	680,371
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	39,414,003	39,156,934	39,397,342	36,422,229

The Company excluded 279,446 and 529,189 stock options for the three months ended June 30, 2010 and 2009, respectively, and 279,446 and 517,416 stock options for the six months ended June 30, 2010 and 2009, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

Common Stock

The Company completed a secondary public offering of 10,350,000 shares of the Company’s common stock in February 2009, from which the Company received net proceeds of $127.8 million. These proceeds were used to pay the purchase price for the acquisition of selected assets and liabilities of Bayou and the noncontrolling interests of certain subsidiaries of Bayou.

4.        ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets include license agreements, contract backlog, favorable lease terms, trademarks and tradenames, non-compete agreements, customer relationships and patents. Intangible assets at June 30, 2010 and December 31, 2009 were as follows (in thousands):

		As of June 30, 2010			As of December 31, 2009
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

License agreements	10	$3,894	$(2,384)	$1,510	$3,894	$(2,302)	$1,592
Contract backlog	<1	3,010	(2,599)	411	3,010	(1,737)	1,273
Leases	21	1,237	(69)	1,168	1,237	(44)	1,193
Trademarks and tradenames	19	14,400	(929)	13,471	14,400	(569)	13,831
Non-compete agreements	1	740	(423)	317	740	(257)	483
Customer relationships	15	53,307	(4,903)	48,404	53,307	(3,276)	50,031
Patents	16	25,177	(14,404)	10,773	24,173	(14,265)	9,908
Total		$101,765	$(25,711)	$76,054	$100,761	$(22,450)	$78,311

Amortization expense was $1.6 million and $1.7 million for the three months ended June 30, 2010 and 2009, respectively. Amortization expense was $3.3 million and $2.2 million for the six months ended June 30, 2010 and 2009, respectively. Estimated amortization expense is as follows (in thousands):

Estimated amortization expense:
For year ending December 31, 2010	$6,162
For year ending December 31, 2011	4,725
For year ending December 31, 2012	4,483
For year ending December 31, 2013	4,478
For year ending December 31, 2014	4,479

5.        LONG-TERM DEBT AND CREDIT FACILITY

On March 31, 2009, the Company entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent, Fifth Third Bank, U.S. Bank, National Association, Compass Bank, JPMorgan Chase Bank, N.A., Associated Bank, N.A. and Capital One, N.A (the “Credit Facility”). The Credit Facility is unsecured and initially consisted of a $50.0 million term loan and a $65.0 million revolving line of credit, each with a maturity date of March 31, 2012. The Company has the ability to increase the amount of the borrowing commitment under the Credit Facility by up to $25.0 million in the aggregate upon the consent of the lenders.

At the Company’s election, borrowings under the Credit Facility bear interest at either (i) a fluctuating rate of interest equal on any day to the higher of Bank of America, N.A.’s announced prime rate, the Federal Funds Rate plus 0.50% or the one-month LIBOR plus 1.0%, plus in each case a margin ranging from 1.75% to 3.00%, or (ii) rates of interest fixed for one, two, three or nine months at the British Bankers Association LIBOR for such period plus a margin ranging from 2.75% to 4.00%. The applicable margins are determined quarterly based upon the Company’s consolidated leverage ratio. The current annualized rate on outstanding borrowings under the Credit Facility at June 30, 2010 was 3.44%.

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

As of June 30, 2010, the Company had $19.0 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, (i) $13.5 million was collateral for the benefit of certain of the Company’s insurance carriers, (ii) $1.7 million was collateral for work performance obligations and (iii) $3.8 million was for security in support of working capital needs of Insituform Pipeline Rehabilitation Private Limited, (“Insituform-India”) the Company’s Indian joint venture, and the working capital and performance bonding needs of Insituform-Australia and Insituform-Hong Kong.

The Company’s total indebtedness at June 30, 2010 consisted of the Company’s $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013, $37.5 million of the initial $50.0 million term loan under the Credit Facility and $1.0 million of third party notes and bank debt in connection with the working capital requirements of Insituform-India. In connection with the formation of Bayou Perma-Pipe Canada, as discussed in Note 1, the Company and Perma-Pipe Inc. loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Of such amount, as of June 30, 2010, $3.9 million was designated in our consolidated financial statements as third-party debt. Under the terms of the Senior Notes, Series 2003-A, prepayment could cause the Company to incur a “make-whole” payment to the holder of the notes. At June 30, 2010, this make-whole payment would have approximated $8.3 million.

At December 31, 2009, the Company’s total indebtedness consisted of the Company’s $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013, $42.5 million of the initial $50.0 million term loan under the Credit Facility and $2.7 million of third party notes and bank debt in connection with the working capital requirements of Insituform-India. In connection with the formation of Bayou Perma-Pipe Canada, as discussed in Note 1, the Company and Perma-Pipe Inc. loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Of such amount, as of December 31, 2009, $4.0 million is designated in our consolidated financial statements as third-party debt.

At June 30, 2010 and December 31, 2009, the estimated fair value of our long-term debt was approximately $117.3 million and $114.5 million, respectively.

Debt Covenants

At June 30, 2010, the Company was in compliance with all of its debt covenants as required under the Senior Notes and the Credit Facility.

6.        EQUITY-BASED COMPENSATION

At June 30, 2010, the Company had two active equity-based compensation plans under which equity-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. There are an aggregate of 2.7 million shares authorized for issuance under these plans. At June 30, 2010, approximately 2.0 million shares remained available for future issuance under the 2009 Employee Equity Incentive Plan (the “2009 Employee Plan”) and approximately 0.1 million shares remained available under the 2006 Non-Employee Director Equity Incentive Plan (the “2006 Director Plan”).

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

A summary of restricted award activity during the six months ended June 30, 2010 follows:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2010	806,643	$13.64
Restricted shares awarded	183,900	22.86
Restricted stock units awarded	6,858	24.97
Restricted shares distributed	(18,487)	12.88
Restricted stock units distributed	(24,269)	21.14
Restricted shares forfeited	(16,012)	16.04
Restricted stock units forfeited	(12,041)	14.22
Outstanding at June 30, 2010	926,592	$15.32

Expense associated with restricted awards was $2.2 million and $1.5 million in the first six months of 2010 and 2009, respectively. Unrecognized pre-tax expense of $8.2 million related to restricted awards is expected to be recognized over the weighted average remaining service period of 2.0 years for awards outstanding at June 30, 2010.

For the quarter ended June 30, 2010, expense associated with restricted awards was $1.1 million compared to $0.9 million for the same quarter in 2009.

Deferred Stock Unit Awards

Deferred stock units are awarded to directors of the Company under the 2006 Director Plan. Deferred stock units represent the Company’s obligation to transfer one share of the Company’s common stock to the award recipient at a future date and generally are fully vested on the date of award. The expense related to the issuance of deferred stock units is recorded according to the vesting schedule.

A summary of deferred stock unit activity during the six months ended June 30, 2010 follows:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2010	147,374	$18.22
Awarded	25,175	26.10
Shares distributed	(3,600)	21.71
Forfeited	–	–
Outstanding at June 30, 2010	168,949	$19.32

Expense associated with awards of deferred stock units in the three and six months ended June 30, 2010 was $0.7 million compared to $0.5 million in the same periods in 2009.

Stock Options

Stock options on the Company’s common stock are granted from time to time to executive officers and certain key employees of the Company under the 2009 Employee Plan. Stock options granted generally have a term of seven years and an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of stock option activity during the six months ended June 30, 2010 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	1,167,640	$17.71
Granted	215,722	22.87
Exercised	(104,649)	16.69
Canceled/Expired	(45,672)	25.58
Outstanding at June 30, 2010	1,233,041	$18.46
Exercisable at June 30, 2010	707,063	$19.42

The weighted average grant-date fair value of options granted during the six months ended June 30, 2010 was $10.56.  In the first six months of 2010, the Company collected $1.8 million from stock option exercises that had a total intrinsic value of $1.0 million. In the first six months of 2009, the Company collected $0.01 million from stock option exercises that had a total intrinsic value of $0.01 million. In the six months ended June 30, 2010 and 2009, the Company recorded expense of $0.9 million and $0.4 million, respectively, related to stock option grants. In the three months ended June 30, 2010 and 2009, the Company recorded expense of $0.5 million and $0.1 million, respectively, related to stock option grants. The intrinsic value of in-the-money stock options outstanding was $4.7 million and $2.7 million at June 30, 2010 and 2009, respectively. The aggregate intrinsic value of exercisable stock options was $2.4 million and $0.8 million at June 30, 2010 and 2009, respectively. The intrinsic value calculation is based on the Company’s closing stock price of $20.48 on June 30, 2010. Unrecognized pre-tax expense of $3.3 million related to stock option grants is expected to be recognized over the weighted average remaining contractual term of 2.2 years for awards outstanding at June 30, 2010.

The Company uses a binomial option pricing model. The fair value of stock options granted during the six-month periods ended June 30, 2010 and 2009 was estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

	For the Six Months Ended June 30,
	2010		2009
	Range	Weighted Average	Range	Weighted Average
Volatility	50.4%	50.4%	49.5% – 50.1%	50.1%
Expected term (years)	7.0	7.0	7.0	7.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free rate	3.1%	3.1%	2.5% – 3.2%	2.5%

7.        COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such litigation will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Guarantees

The Company has entered into several contractual joint ventures in order to develop joint bids on contracts for its installation business. In these cases, the Company could be required to complete the joint venture partner’s portion of the contract if the partner were unable to complete its portion. The Company would be liable for any amounts for which the Company itself could not complete the work and for which a third party contractor could not be located to complete the work for the amount awarded in the contract. While the Company would be liable for additional costs, these costs would be offset by any related revenues due under that portion of the contract. The Company has not experienced material adverse results from such arrangements. At June 30, 2010, the Company’s maximum exposure to its joint venture partner’s proportionate share of performance guarantees was $0.7 million. Based on these facts, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at June 30, 2010 on its consolidated balance sheet.

8.        DERIVATIVE FINANCIAL INSTRUMENTS

As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations or to hedge foreign currency cash flow transactions. For net investment hedges, if effective, no gain or loss would be recorded in the consolidated statements of operations. For cash flow hedges, gain or loss is recorded in the consolidated statement of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes, were effective;  therefore, no gain or loss was recorded in the consolidated statements of operations for the outstanding hedged balance. During the three- and six-month periods ended June 30, 2010, the Company recorded $0.01 million as a gain on the consolidated statement of operations upon settlement of the cash flow hedges. At June 30, 2010, the Company recorded a net deferred gain of $0.1 million related to the cash flow hedges in other current assets and other comprehensive income on the consolidated balance sheet and on the foreign currency translation adjustment line of the consolidated statement of equity.

The Company engages in regular inter-company trade activities with, and receives royalty payments from, its 100% owned Canadian entity, paid in Canadian Dollars, rather than the Company’s functional currency, U.S. Dollars. In order to reduce the uncertainty of the U.S. Dollar settlement amount of that anticipated future payment from the Canadian entity, the Company uses forward contracts to sell a portion of the anticipated Canadian Dollars to be received at the future date and buys U.S. Dollars.

In some instances, the Company’s United Kingdom operations enters into contracts for services activities with third party customers that will pay in a currency other than the entity’s functional currency, British Pound Sterling. In order to reduce the uncertainty of that future conversion of the customer’s foreign currency payment to British Pound Sterling, the Company uses forward contracts to sell, at the time the contract is entered into, a portion of the applicable currency to be received at the future date and buys British Pound Sterling. These contracts are not accounted for using hedge accounting.

In May 2009, the Company entered into an interest rate swap agreement, for a notional amount of $25.0 million, which expires in March 2012. The swap notional amount mirrors the amortization of $25.0 million of the Company’s $50.0 million term loan.  The swap requires the Company to make a monthly fixed rate payment of 1.63% calculated on the amortizing $25.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $25.0 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $25.0 million portion of the Company’s term loan. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge. At June 30, 2010, a net deferred loss of $0.2 million related to this interest rate swap was recorded in other current liabilities and other comprehensive income on the consolidated balance sheet. The Company determines the fair value of the interest rate agreements using Level 2 inputs, discounted to adjust for potential credit risk to other market participants. This hedge was effective, and therefore, no gain or loss was recorded in the consolidated statements of operations.

FASB ASC 280 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements for interim and annual reporting periods. The guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1 – defined as quoted prices in active markets for identical instruments; Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forward Currency Contracts	$110	–	$110	–
Total	110	–	110	–

Liabilities
Interest Rate Swap	211	–	211	–
Total	$211	–	$211	–

	Total Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forward Currency Contracts	$–	–	$–	–
Total	–	–	–	–

Liabilities
Interest Rate Swap	97	–	97	–
Total	$97	–	$97	–

The following table summarizes the Company’s derivative positions at June 30, 2010:

			Weighted
			Average
			Remaining	Average
		Notional	Maturity	Exchange
	Position	Amount	in Months	Rate
Canadian Dollar/USD	Sell	$2,630,000	0.2	1.03
British Pound/USD	Sell	£300,000	1.0	1.46
British Pound/Euro	Sell	£600,000	0.5	1.19
Interest Rate Swap		$18,750,000

In accordance with FASB ASC 820, Fair Value Measurements (“FASB ASC 820”), the Company determined that the instruments summarized above are derived from significant observable inputs, referred to as Level 2 inputs. The following table presents a reconciliation of the beginning and ending balances of the Company’s assets and liabilities measured at fair value on a recurring basis using Level 2 inputs at June 30, 2010 and 2009, respectively, which consisted only of the items summarized above (in thousands):

	Three Months Ended June 30,
	2010	2009
Beginning balance, April 1	$(194)	$229
Deferred gain (loss) recorded in other comprehensive income related to interest rate swap	(17)	48
Deferred loss recorded in other comprehensive income related to net investment hedges	–	(1,485)
Gain recorded in statement of operations related to forward currency contracts not designated as hedging instruments	28	–
Deferred gain recorded in other comprehensive income related to forward currency contracts designated as hedging instruments	82	–
Ending balance, June 30	$(101)	$(1,208)

	Six Months Ended June 30,
	2010	2009
Beginning balance, January 1	$(97)	$7,161
Expiration of prior foreign currency forward contracts included in other comprehensive income	–	(7,873)
Deferred gain (loss) recorded in other comprehensive income related to interest rate swap	(114)	48
Deferred loss recorded in other comprehensive income related to net investment hedges	–	(544)
Gain recorded in statement of operations related to forward currency contracts not designated as hedging instruments	28	–
Deferred gain recorded in other comprehensive income related to forward currency contracts designated as hedging instruments	82	–
Ending balance, June 30	$(101)	$(1,208)

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have a material impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and is not anticipated to have a material impact on the Company’s consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no significant transfers between Level 1, 2 or 3 inputs during the six-month period ended June 30, 2010. Additionally, for purposes of financial reporting, the Company determined that the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2010 due to the short maturities of these instruments.

The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs (in thousands):

Designation of Derivatives	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives Designated as Hedging Instruments
Forward Currency Contracts	Other current assets	$82	$–
	Total Assets	82	–

Interest Rate Swaps	Other long-term liabilities	211	97
	Total Liabilities	211	97

Derivatives Not Designated as Hedging Instruments
Forward Currency Contracts	Other current assets	$28	$–
	Total Derivative Assets	110	–
	Total Derivative Liabilities	211	97
	Total Net Derivative Liability	$101	$97

9.        DISCONTINUED OPERATIONS

The Company has classified the results of operations of its tunneling business as discontinued operations for all periods presented. Substantially all existing tunneling business activity had been completed in early 2008.

Operating results for discontinued operations are summarized as follows for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Month Ended June 30,
	2010	2009	2010	2009
Revenues	$–	$(590)	$–	$(590)
Gross profit (loss)	5	(698)	(7)	(651)
Operating expenses	47	759	107	956
Operating loss	(42)	(1,457)	(114)	(1,607)
Loss before tax benefits	(42)	(1,457)	(114)	(1,607)
Tax benefits	(14)	(265)	(38)	(317)
Net loss	$(28)	$(1,192)	$(76)	$(1,290)

The Company took a $0.9 million write-down associated with the settlement of a previously recorded claim during the second quarter of 2009, which resulted in a reversal of $0.6 million in previously recorded revenues.

Balance sheet data for discontinued operations was as follows at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009

Receivables, net	$21	$21
Retainage	647	647
Costs and estimated earnings in excess of billings	521	521
Property, plant and equipment, less accumulated depreciation	1,283	1,283
Deferred income tax assets	2,931	3,000
Total assets	$5,403	$5,472

Accounts payable and accrued expenses and billings in excess of costs and estimated earnings	$129	$339
Deferred income tax liabilities	1,056	979
Total liabilities	$1,185	$1,318

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

Financial information by segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues:
North American Sewer Rehabilitation	$99,590	$83,687	$188,704	$164,192
European Sewer Rehabilitation	18,003	20,708	35,633	38,915
Asia-Pacific Sewer Rehabilitation	13,750	6,597	23,623	12,342
Water Rehabilitation	2,115	2,493	7,325	4,451
Energy and Mining	96,734	69,711	174,089	91,308
Total revenues	$230,192	$183,196	$429,374	$311,208

Gross profit (loss):
North American Sewer Rehabilitation	$23,180	$22,383	$44,258	$40,832
European Sewer Rehabilitation	4,972	5,644	9,250	10,142
Asia-Pacific Sewer Rehabilitation	3,137	1,714	4,692	3,768
Water Rehabilitation	158	(80)	818	(254)
Energy and Mining	27,752	18,255	48,862	24,101
Total gross profit	$59,199	$47,916	$107,880	$78,589

Operating income (loss):
North American Sewer Rehabilitation	$9,847	$9,701	$17,354	$15,520
European Sewer Rehabilitation	1,268	1,168	1,232	1,025
Asia-Pacific Sewer Rehabilitation(1)	594	532	(230)	1,794
Water Rehabilitation	(318)	(807)	(187)	(2,036)
Energy and Mining(2) (3)	11,356	2,876	17,085	(2,754)
Total operating income	$22,747	$13,470	$35,254	$13,549
               ____________

(1)
Asia-Pacific Sewer Rehabilitation included $(0.2) million of operating loss for the six months ended June 30, 2010 related to the 153-day period following the acquisition of Insituform-Singapore on January 29, 2010.

(2)	$8.2 million of acquisition and severance costs were included in the operating loss of the Energy and Mining segment for the six months ended June 30, 2009.
(3)
Bayou and Corrpro contributed $2.3 million of operating income to this segment in the six-month period ended June 30, 2009 during the 130-day period following the Company’s acquisition of Bayou on February 20, 2009 and during the 91-day period following the Company’s acquisition of Corrpro on March 31, 2009.

The following table summarizes revenues, gross profit and operating income by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues:
United States	$157,867	$126,195	$288,154	$213,261
Canada	28,982	22,925	60,498	34,642
Europe	20,926	24,074	41,764	42,298
Other foreign	22,417	10,002	38,958	21,007
Total revenues	$230,192	$183,196	$429,374	$311,208

Gross profit:
United States	$38,260	$32,152	$70,225	$51,753
Canada	9,923	6,352	18,697	9,565
Europe	5,794	6,681	11,009	11,051
Other foreign	5,222	2,731	7,949	6,220
Total gross profit	$59,199	$47,916	$107,880	$78,589

Operating income:
United States (1) (2)	$11,666	$6,690	$17,020	$1,723
Canada(3)	6,251	4,289	11,267	6,570
Europe(4)	2,039	1,344	3,586	1,733
Other foreign(5)	2,791	1,147	3,381	3,523
Total operating income	$22,747	$13,470	$35,254	$13,549
                                 _______________

(1)	$8.2 million of acquisition-related expenses were included in operating income of the United States region for the six-month period ended June 30, 2010.
(2)
Bayou’s and Corrpro’s domestic operations contributed $1.5 million of operating income to this segment in the six-month period ended June 30, 2010 during the 153-day period following the acquisition of Bayou by the Company on February 20, 2009 and during the 91-day period following the acquisition of Corrpro by the Company on March 31, 2009.

(3)
Corrpro’s Canadian operations contributed $1.4 million of operating income to this segment in the six-month period ended June 30, 2009 during the 91-day period following the acquisition of Corrpro by the Company on March 31, 2009.

(4)
Corrpro’s European operations contributed $0.3 million of operating income to this segment in the six-month period ended June 30, 2009 during the 91-day period following the acquisition of Corrpro by the Company on March 31, 2009.

(5)
Other foreign operating income includes $(0.2) million of operating loss for the six-month period ended June 30, 2010 related to the 153-day period following the acquisition of the Company’s Singapore licensee on January 29, 2010.

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

   On October, 30, 2009, we expanded our energy and mining operation in Canada with our acquisition of the pipe coating and insulation facility and related assets of Garneau, Inc. through our joint venture Bayou Perma-Pipe Canada, Ltd. (“Bayou-Canada”). We hold a 51% majority interest in Bayou-Canada, which serves as our pipe coating and insulation operations in Canada.

   On December 3, 2009, we acquired the 25% noncontrolling interest in our United Kingdom CIPP tube manufacturing operation, now known as Insituform Linings Limited (“Insituform Linings”), which had been owned by Per Aarsleff A/S, a Danish company.  Insituform Linings manufactures CIPP tube for our European sewer rehabilitation operation and third-party sales.

   On January 29, 2010, we acquired our Singapore CIPP licensee, Insitu Envirotech (S.E. Asia) Pte Ltd (“Insituform-Singapore”), in order to expand our Singapore operations.  Insituform-Singapore performs sewer rehabilitation services in Southeast Asia. As a result of the acquisition, the financial results of this entity for the period from January 29, 2010 to June 30, 2010 and the balance sheet as of June 30, 2010 are included in our consolidated financial statements as of and for the three- and six-month periods ended June 30, 2010.

   During the first quarter of 2010, we formed Delta Double Jointing L.L.C. (“Bayou Delta”) in order to expand the service offering of our Bayou operation. We, through our Bayou subsidiary, own a 59% ownership interest in Bayou Delta with the remaining 41% ownership belonging to Bayou Coating, L.L.C. (“Bayou Coating”), which we, through our Bayou subsidiary, hold a 49% ownership interest. The financial results of Bayou Delta are included in our consolidated financial statements as of and for the three- and six-month periods ended June 30, 2010.

Overview – Consolidated Results

Key financial data for our consolidated operations was as follows (dollars in thousands):

			Increase (Decrease)
	2010	2009	$	%
Three Months Ended June 30,
Revenues	$230,192	$183,196	$46,996	25.7%
Gross profit	59,199	47,916	11,283	23.5
Gross margin	25.7%	26.2%	n/a	(0.5)
Operating expenses	36,452	34,446	2,006	5.8
Operating income	22,747	13,470	9,277	68.9
Operating margin	9.9%	7.4%	n/a	2.5
Net income from continuing operations	15,805	7,738	8,067	104.3

Six Months Ended June 30,
Revenues	$429,374	$311,208	$118,166	38.0%
Gross profit	107,880	78,589	29,291	37.3
Gross margin	25.1%	25.3%	n/a	(0.2)
Operating expenses	72,626	65,040	7,586	11.7
Operating income	35,254	13,549	21,705	160.2
Operating margin	8.2%	4.4%	n/a	3.8
Net income from continuing operations	24,313	6,632	17,681	266.6

     Consolidated net income from continuing operations was $8.1 million, or 104.3%, higher in the second quarter of 2010 than in the second quarter of 2009. The improvement was primarily due to significant improvement in performance quarter-over-quarter by our Energy and Mining segment combined with continued strong results generated by our North America Sewer Rehabilitation segment. For the first six months, consolidated net income from continuing operations was $17.7 million, or 266.6%, higher than the first six months of 2009. Again, the increase can be attributed to the improvement in Energy and Mining as well as the fact that the first six months of 2009 included $6.1 million (net of income tax) of costs associated with the acquisitions of Bayou and Corrpro. Revenues during the second quarter of 2010 increased by $47.0 million, or 25.7%, primarily due to improvement in our Energy and Mining and North America Sewer Rehabilitation segments, although we also experienced revenue growth in our Asia-Pacific Sewer Rehabilitation and Water Rehabilitation segments as well. These revenue increases were partially offset by a revenue decline in our European Sewer Rehabilitation segment due to our exit from contracting markets in Poland, Romania and Belgium. Gross profit margins in the second quarter of 2010 were slightly lower than the margins achieved in the second quarter of 2009 primarily due to lower gross margin achieved by our North American Sewer Rehabilitation segment due to changes in our business mix and project management issues in the western region of the United States. In addition, gross margins rates achieved by our Asia-Pacific Sewer Rehabilitation segment continue to be lower than the prior year quarter due to project delays and performance issues on several projects in India.

Consolidated operating expenses increased $2.0 million, or 5.8%, in the second quarter of 2010 compared to the second quarter of 2009. The increase was primarily due to increases in our North American Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation and Energy and Mining segments. The North American Sewer Rehabilitation increase was due to increased operational expense in connection with crew expansion, while the increase in our Asia-Pacific Sewer Rehabilitation segment was due to additional project management and operational support in connection with growth in the business. The increase in operating expense in our Energy and Mining segment was due to the inclusion of operating expenses of $0.9 million from Bayou-Canada and Bayou Delta, which were not included in second quarter of 2009. In addition, operating expenses associated with acquisitions made in our Asia-Pacific Sewer Rehabilitation segment contributed $1.0 million to the increase. The acquisitions include Insituform-Hong Kong, Insituform-Australia and Insituform-Singapore. For the first six months of 2010, operating expenses increased by $7.6 million, or 11.7%, compared to the corresponding prior year period. The increases discussed above contributed to the increase as well as the inclusion of operating expenses from Bayou and Corrpro in the first quarter of 2010, but not in the first quarter of 2009. Partially offsetting this increase was $6.1 million (net of income tax) of costs associated with the acquisitions of Bayou and Corrpro that were included in the first quarter of 2009.

Total contract backlog improved to $475.2 million at June 30, 2010 compared to $462.4 million at June 30, 2009, a 2.8% increase. The June 30, 2010 level of backlog was 4.4% lower than the total contract backlog of $497.0 million at March 31, 2010.

North American Sewer Rehabilitation Segment

Key financial data for our North American Sewer Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2010	2009	$	%
Three Months Ended June 30,
Revenues	$99,590	$83,687	$15,903	19.0%
Gross profit	23,180	22,383	797	3.6
Gross margin	23.3%	26.7%	n/a	(3.4)
Operating expenses	13,333	12,682	651	5.1
Operating income	9,847	9,701	146	1.5
Operating margin	9.9%	11.6%	n/a	(1.7)

Six Months Ended June 30,
Revenues	$188,704	$164,192	$24,512	14.9%
Gross profit	44,258	40,832	3,426	8.4
Gross margin	23.5%	24.9%	n/a	(1.4)
Operating expenses	26,904	25,312	1,592	6.3
Operating income	17,354	15,520	1,834	11.8
Operating margin	9.2%	9.5%	n/a	(0.3)

Revenues

Revenues increased by $15.9 million, or 19.0%, in our North American Sewer Rehabilitation segment in the second quarter of 2010 compared to the second quarter of 2009. The increase in revenues was primarily due to the addition of six crews in response to the increased backlog that started in the second half of 2009. Additionally, revenue growth was realized throughout most of our geographic markets, but in particular, in the Eastern and Central regions of the United States. The increase in the second quarter was also helped by a stronger foreign exchange rate of the Canadian dollar of approximately $0.4 million compared to the U.S. dollar. Third-party product sales also contributed to the increase in this segment with sales of $3.6 million and $2.5 million in the second quarters of 2010 and 2009, respectively. Revenues increased 14.9% in our North American Sewer Rehabilitation segment in the first six months of 2010 compared to the first six months of 2009 for the same reasons described above, with the increase partially offset by project delays and postponements in the first quarter of 2010 due to poor weather conditions in the northern United States.

Contract backlog in our North American Sewer Rehabilitation segment at June 30, 2010 was $206.6 million. This represented a $2.0 million, or 1.0%, decrease from backlog at March 31, 2010. North American Sewer Rehabilitation contract backlog was flat as compared to June 30, 2009. Backlog levels increased 14.2% during the first six months of 2010 as a result of improved win-rate and increased market activity, a portion of which is attributable to federal stimulus programs.

Gross Profit and Gross Margin

Gross profit in our North American Sewer Rehabilitation segment increased $0.8 million, or 3.6%, in the second quarter of 2010 compared to the second quarter of 2009. Gross margin rates decreased 340 basis points in the second quarter of 2010 compared to the second quarter of 2009 due to changes in project mix as well as the recording of $1.2 million of unfavorable adjustments to projects in our Western Region, which were related to project management issues. We believe these project management issues were isolated and that they have been resolved. We expect the margins to improve in future quarters.

In the first six months of 2010, gross profit in our North American Sewer Rehabilitation segment increased $3.4 million, or 8.4%, compared to the first six months of 2009. Gross margin rates decreased 140 basis points in the first six months of 2010 compared to the same period of 2009, primarily due to changes in project mix as well as the recording of $1.7 million of unfavorable adjustments due to project management issues in our Western Region. As stated above, we believe these project management issues were isolated and that they have been resolved. We expect the margins to improve in the second half of 2010.

    We will continue to strive for improvements in productivity through enhanced project management and crew training, continued implementation of technologies and improved logistics management. We continue to seek avenues for taking advantage of our vertical integration and manufacturing capabilities through transfer price optimization programs and by expanding our third-party product sales efforts on a global basis.

Operating Expenses

Operating expenses in our North American Sewer Rehabilitation segment increased by $0.7 million, or 5.1%, during the second quarter of 2010 compared to the second quarter of 2009 due to additional operational expenses in connection with the crew expansion mentioned above. Operating expenses as a percentage of revenues were 13.4% in the second quarter of 2010 compared to 15.2% in the second quarter of 2009.

Operating expenses increased by $1.6 million, or 6.3%, in the first six months of 2010 compared to the first six months of 2009 for the reasons described above. Operating expenses as a percentage of revenues were 14.3% in the first six months of 2010 compared to 15.4% in the first six months of 2009.

Operating Income and Operating Margin

Higher gross profit, partially offset by higher operating expenses, led to a $0.1 million, or 1.5%, increase in operating income in our North American Sewer Rehabilitation segment in the second quarter of 2010 compared to the second quarter of 2009. North American Sewer Rehabilitation operating margin, which is operating income as a percentage of revenues, declined to 9.9% in the second quarter of 2010 compared to 11.6% in the second quarter of 2009, a decrease of 170 basis points.  The primary reason for the decrease was the unfavorable project adjustments in our Western Region due to the project management issues discussed above. We anticipate the operating margins will improve in future quarters.

In the first six months of 2010, operating income increased to $17.4 million compared to $15.5 million in the first six months of 2009, an 11.8% increase. North American Sewer Rehabilitation operating margin decreased to 9.2%, a decrease of 30 basis points, in the first six months of 2010 compared to 9.5% in the first six months of 2009 as a result of the slightly lower gross margins and increased operating expenses. We expect operating margins to improve in the second half of 2010.

European Sewer Rehabilitation Segment

Key financial data for our European Sewer Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2010	2009	$	%
Three Months Ended June 30,
Revenues	$18,003	$20,708	$(2,705)	(13.1)%
Gross profit	4,972	5,644	(672)	(11.9)
Gross margin	27.6%	27.3%	n/a	0.3
Operating expenses	3,704	4,476	(772)	(17.2)
Operating income	1,268	1,168	100	8.6
Operating margin	7.0%	5.6%	n/a	1.4

Six Months Ended June 30,
Revenues	$35,633	$38,915	$(3,282)	(8.4)%
Gross profit	9,250	10,142	(892)	(8.8)
Gross margin	26.0%	26.1%	n/a	(0.1)
Operating expenses	8,018	9,117	(1,099)	(12.1)
Operating income	1,232	1,025	207	20.2
Operating margin	3.5%	2.6%	n/a	0.9

Revenues

Revenues in our European Sewer Rehabilitation segment decreased by $2.7 million, or 13.1%, during the second quarter of 2010 compared to the second quarter of 2009. This was primarily due to lower contracting revenues as we exited the Belgium, Romanian, and Polish contracting markets in the first quarter of 2010 as part of the previously announced reorganization of our European business. In addition, revenues were negatively impacted by weaker European currencies versus the U.S. dollar of approximately $0.9 million.

For the first six months of 2010, revenues decreased by $3.3 million, or 8.4%, compared to the first six months of 2009. The decrease was primarily due to lower contracting revenues in Belgium, Romania and Poland as we exited these markets. Also, poor weather conditions in the first quarter of 2010 caused a number of project delays and postponements, particularly in the Netherlands.

    Contract backlog in our European Sewer Rehabilitation segment was $22.7 million at June 30, 2010. This represented a decrease of $18.2 million, or 44.6%, compared to June 30, 2009. The decrease was principally due to our exit from the contracting markets in Poland, Romania and Belgium, as well as lower backlog in France due to re-valuation of existing contracts and unfavorable impacts of currencies throughout Europe. On the positive side, backlogs remain strong in the Netherlands and increased in the United Kingdom as a result of improved market conditions and win-rate.

As previously announced, during the fourth quarter of 2009, we implemented a reorganization of our European business, whereby we decided to exit the contracting markets in Belgium, Romania and Poland. We also realigned responsibilities and functions and combined operations, thereby reducing administrative overhead costs. The reorganization included the elimination of 34 positions throughout our operations in Europe. As part of the reorganization, we acquired the 25% minority interest in our CIPP tube manufacturing operation in the United Kingdom, which had been owned by Per Aarsleff A/S, a Danish company. Under the new organizational structure, our European contracting operation is divided into five geographic regions, plus our German joint venture. We also are now in the position to expand our third-party tube sales through our wholly-owned manufacturing operation. We do not expect any future restructuring charges related to the 2009 European restructuring.

Gross Profit and Gross Margin

Gross profit in our European Sewer Rehabilitation segment decreased by $0.7 million, or 11.9%, during the second quarter of 2010 compared to the second quarter of 2009, primarily due to lower revenue levels and unfavorable impacts of currency throughout Europe. Despite the decline in revenues, our European Sewer Rehabilitation segment experienced a 30 basis points increase in gross margin year over year due to pricing and cost efficiencies in our European manufacturing operation.

Gross profit in our European Sewer Rehabilitation segment decreased by $0.9 million, or 8.8%, during the first six months of 2010 compared to the first six months of 2009. Gross margin decreased by 10 basis points to 26.0% in the first six months of 2010 over the first six months of 2009. The overall slight decrease in gross margin was due to lower revenue levels, negative adjustments to some projects in France and challenging weather conditions in the first quarter of 2010.

We expect that our gross profit margins will increase during 2010, as we exit unprofitable businesses and pursue initiatives focused on receiving an appropriate level of return.

Operating Expenses

Operating expenses in our European Sewer Rehabilitation segment decreased by $0.8 million, or 17.2%, during the second quarter of 2010 compared to the second quarter of 2009, primarily due to our previously discussed reorganization. As discussed above, we realigned responsibilities and functions and combined operations, thereby reducing administrative overhead costs. The reorganization included the elimination of 34 positions throughout our operations in Europe.  Operating expenses as a percentage of revenues decreased slightly to 20.6% for the second quarter of 2010, a reduction of 100 basis points from 21.6% for the second quarter of 2009.

Operating expenses in our European Sewer Rehabilitation segments decreased by $1.1 million, or 12.1%, during the first six months of 2010 compared to the first six months of 2009. Operating expenses as a percentage of revenues decreased to 22.5% in the first six months of 2010 compared to 23.4% in the first six months of 2009, primarily due to the reorganization mentioned above.

Operating Income  and Operating Margin

Lower operating expenses, partially offset by lower gross profit, led to a $0.1 million improvement in operating income in the second quarter of 2010 compared to the second quarter of 2009. European Sewer Rehabilitation operating margin improved to 7.0% in the second quarter of 2010 compared to 5.6% in the second quarter of 2009.

Lower operating expenses, partially offset by lower gross profit, led to a $0.2 million improvement in operating income in the first six months of 2010 compared to the first six months of 2009. European Sewer Rehabilitation operating margin improved to 3.5% in the first six months of 2010 compared to 2.6% in the first six months of 2009.

Asia-Pacific Sewer Rehabilitation Segment

Key financial data for our Asia-Pacific Sewer Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2010	2009	$	%
Three Months Ended June 30,
Revenues	$13,750	$6,597	$7,153	108.4%
Gross profit	3,137	1,714	1,423	83.0
Gross margin	22.8%	26.0%	n/a	(3.2)
Operating expenses	2,543	1,182	1,361	115.1
Operating income	594	532	62	11.7
Operating margin	4.3%	8.1%	n/a	(3.8)

Six Months Ended June 30,
Revenues	$23,623	$12,342	$11,281	91.4%
Gross profit	4,692	3,768	924	24.5
Gross margin	19.9%	30.5%	n/a	(10.6)
Operating expenses	4,922	1,974	2,948	149.3
Operating income (loss)	(230)	1,794	(2,024)	(112.8)
Operating margin	(1.0)%	14.5%	n/a	(15.5)

Revenues

    Revenues in our Asia-Pacific Sewer Rehabilitation segment increased by $7.2 million, or 108.4%, in the second quarter of 2010 compared to the second quarter of 2009. The increase was primarily due to the inclusion of revenues from Insituform-Australia, Insituform-Hong Kong and Insituform-Singapore, which had not been previously consolidated. We believe these acquisitions further improve the geographic diversification of our Asia-Pacific Sewer Rehabilitation business. In addition, although Insituform-India continued to experience project delays and execution issues, it also experienced a slight increase in revenues compared to the prior year quarter. For the first six months of 2010, revenues in our Asia-Pacific Sewer Rehabilitation segment increased by $11.3 million, or 91.4%, compared to the first six months of 2009. Again, the primary reason for the increase was due to the inclusion of revenues from Insituform-Australia, Insituform-Hong Kong and Insituform-Singapore, which had not been previously consolidated. The year-to-date increases were partially offset by a revenue decline in India due to project delays and project execution issues.

    Contract backlog in our Asia-Pacific Sewer Rehabilitation segment was $76.0 million at June 30, 2010. This represented an increase of $15.1 million, or 24.8%, compared to June 30, 2009. This increase was principally due to the inclusion of Insituform-Singapore, which was not included at June 30, 2009 and the recently announced $17.0 million contract in Insituform-Hong Kong, partially offset by work performed.

Gross Profit and Gross Margin

    Gross profit in the Asia-Pacific Sewer Rehabilitation segment increased by $1.4 million, or 83.0%, in the second quarter of 2010 compared to the second quarter of 2009. Our gross margin decreased to 22.8% compared to 26.0% in the same period. The primary reason for the lower margin was a significant increase in the cost of resin on several projects in India. We also experienced project delays and performance issues on several projects in India.

    For the first six months of 2010, gross profit was $0.9 million, or 24.5%, higher than the same period last year. However, our gross profit margin in Asia was significantly lower in the first six months of 2010 compared to the first six months of 2009. This decrease was primarily due to revisions made in the cost to complete two projects in India.  The main issue that caused us to revise the costs to complete for these two projects related to our resin supply.  The estimates to complete were based on using a type of resin (“filled resin”) that was less expensive than other resins available (“unfilled resin”). It was believed that this less expensive resin would be available during 2010; however, this resin was not available for these projects.  As a result, the operation had to use the more expensive unfilled resin.  In the estimates to complete, the discount assumed from the use of the cheaper filled resin had to be removed.  Additionally, the customer is requiring increased tube thickness, which is requiring the use of more resin than originally estimated. The adjustments made to the cost to complete resulted in one project being estimated to complete in a loss position. An accrual for the expected loss of $0.4 million has been recorded. Because these adjustments were isolated, the risk of further substantial write-downs is limited and we do not believe that any further loss provisions are required at this time.

Operating Expenses

    Operating expenses increased by $1.4 million, or 115.1%, in our Asia-Pacific Sewer Rehabilitation segment during the second quarter of 2010 compared to the second quarter of 2009, principally due to the inclusion of operating expenses from Insituform-Australia, Insituform-Hong Kong and Insituform-Singapore, which had not been previously consolidated. This was also the primary reason for the increase in operating expenses for the first six months of 2010 compared to the first six months of 2009.

Operating Income(loss) and Operating Margin

    Higher gross profit partially offset with higher operating expenses led to a $0.1 million increase in operating income for the second quarter of 2010 compared to the second quarter of 2009. Higher operating expenses partially offset by higher gross profit led to a $2.0 million decrease in operating income for the first six months of 2010 compared to the first six months of 2009. Operating margin decreased to 4.3% in the second quarter of 2010 compared to 8.1% in the second quarter of 2009.

Water Rehabilitation Segment

Key financial data for our Water Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2010	2009	$	%
Three Months Ended June 30,
Revenues	$2,115	$2,493	$(378)	(15.2)%
Gross profit (loss)	158	(80)	238	297.5
Gross margin	7.5%	(3.2)%	n/a	10.7
Operating expenses	476	727	(251)	(34.5)
Operating loss	(318)	(807)	489	60.6
Operating margin	(15.0)%	(32.4)%	n/a	17.4

Six Months Ended June 30,
Revenues	$7,325	$4,451	$2,874	64.6%
Gross profit (loss)	818	(254)	1,072	422.0
Gross margin	11.2%	(5.7)%	n/a	16.9
Operating expenses	1,005	1,782	(777)	(43.6)
Operating loss	(187)	(2,036)	1,849	90.8
Operating margin	(2.5)%	(45.7)%	n/a	43.1

Revenues

    Revenues for our Water Rehabilitation segment decreased to $2.1 million, or 15.2%, in the second quarter of 2010 from $2.5 million in the prior year quarter.  During the second quarter of 2009, we were completing a large water project in New York as well as beginning a project in Victoria, British Columbia. Despite lower revenues in the second quarter of 2010, we believe that our InsituMainTM product, launched in 2009, coupled with our other Insituform Blue® water pipe rehabilitation products, firmly establishes us in the marketplace. We continue to believe that prospects for new orders and growth are strong. Our Water Rehabilitation segment contract backlog increased $5.9 million, or 203.8%, to $8.8 million at June 30, 2010 compared to $2.9 million at March 31, 2010, and we anticipate continued growth in backlog over the coming quarters. For the first six months of 2010, revenues increased $2.9 million, or 64.6%, compared to the first six months of 2009, primarily due to the execution of a number of projects in North America during the first quarter of 2010.

Gross Profit (loss) and Gross Margin

    During the second quarter of 2010, gross profit in our Water Rehabilitation segment increased $0.2 million compared to the second quarter of 2009. In addition, our gross margin percentage increased to 7.5% for the second quarter of 2010 compared to (3.2)% for the second quarter of 2009. Gross profit during the first six months of 2010 increased $1.1 million, or 422.0%, compared to the first six months of 2009. Our gross margin increased during the first six months of 2010 to 11.2% compared to the (5.7)% achieved during the first six months of 2009. The increases for both the second quarter and the first six months of 2010 were due to the execution of a number of projects in North America. Our water rehabilitation business is still in an early growth stage. We have successfully completed small- and medium-diameter work and continue to validate our large diameter capability in the market.

Operating Expenses

    Operating expenses in our Water Rehabilitation segment decreased by $0.3 million, or 34.5%, in the second quarter of 2010 compared to the second quarter of 2009. The decrease was primarily due to combining operations and project management resources with our North American Sewer Rehabilitation operation during the second half of 2009. Operating expenses as a percentage of revenues declined to 22.5% in the second quarter of 2010 compared to 29.2% in the second quarter of 2009. For the first six months of 2010, operating expenses decreased by $0.8 million, or 43.6%, compared to the first six months of 2009 for the same reasons. Operating expenses as a percentage of revenues declined to 13.7% in the first six months of 2010 compared to 40.0% in the first six months of 2009.

Operating Loss and Operating Margin

    Operating loss in this segment was $0.3 million in the second quarter of 2010 compared to a loss of $0.8 million in the second quarter of 2009. Operating loss for the first six months of 2010 was $0.2 million compared to a loss of $2.0 million during the first six months of 2009. The improvements in both the quarter and the six-month period ended June 30, 2010 were primarily due to improvements in all areas of the business.

Energy and Mining Segment

Key financial data for our Energy and Mining segment was as follows (dollars in thousands):

			Increase (Decrease)
	2010	2009	$	%
Three Months Ended June 30,
Revenues	$96,734	$69,711	$27,023	38.8%
Gross profit	27,752	18,255	9,497	52.0
Gross margin	28.7%	26.2%	n/a	2.5
Operating expenses	16,396	15,379	1,017	6.6
Operating income	11,356	2,876	8,480	294.9
Operating margin	11.7%	4.1%	n/a	7.6

Six Months Ended June 30,
Revenues	$174,089	$91,308	$82,781	90.7%
Gross profit	48,862	24,101	24,761	102.7
Gross margin	28.1%	26.4%	n/a	1.7
Acquisition-related expenses	–	8,219	(8,219)	(100.0)
Operating expenses	31,777	18,636	13,141	70.5
Operating income (loss)	17,085	(2,754)	19,839	720.4
Operating margin	9.8%	(3.0)%	n/a	12.8

Revenues

    Revenues in our Energy and Mining segment increased by $27.0 million, or 38.8%, in the second quarter of 2010 compared to the second quarter of 2009. This increase was primarily due to significant growth in our pipe coating and Titeliner® businesses. Our Energy and Mining segment is divided into six primary geographic regions: the United States, Canada, Mexico, South America, the Middle East and Europe, and includes pipeline rehabilitation, pipe coating, design and installation of cathodic protection systems and welding services. During the second quarter of 2010, each of these six geographic regions experienced growth in revenues. Unlike our sewer rehabilitation segments and our Water Rehabilitation segment, revenues in our Energy and Mining segment are responsive to market conditions in the oil, gas and mining industries. Portions of our Energy and Mining segment are somewhat insulated from market downturns as they are not entirely dependent on new pipelines or expansion, but rather on rehabilitation and the opportunity for our clients to gain increased utilization and capacity through existing assets.

    For the first six months of 2010, results for our Energy and Mining segment included two full quarters of results for our Bayou and Corrpro businesses in 2010, compared to only 130 days for Bayou and 91 days for Corrpro in the first six months of 2009. Revenues in our Energy and Mining segment increased from $91.3 million to $174.1 million during the first six months of 2010 compared to the prior year period, a 90.7% increase.

    Contract backlog in our Energy and Mining segment at June 30, 2010 declined $19.1 million, or 10.6%, compared to December 31, 2009 as we recognized revenue on major coating projects that weren’t immediately replaced. We continue to believe that improved commodity prices will result in significant opportunities for our Energy and Mining segment for future periods, particularly as it relates to new spending in the sector. We believe the business environment for our Energy and Mining segment is steady for the near-term.

Gross Profit and Gross Margin

    Gross profit in the Energy and Mining segment increased from the prior year quarter by $9.5 million, or 52.0%, with gross margin also increasing from the prior year quarter to 28.7% from 26.2%. Gross margin percentages were strong in all operating units of our Energy and Mining segment, most notably, our coating services and industrial liner businesses. For the first six months of 2010, gross profit increased $24.8 million, or 102.7%, from the first six months of 2009. As discussed in the revenue discussion above, the increase was primarily due the fact that for the first six months of 2010, results for our Energy and Mining segment included two full quarters of results for our Bayou and Corrpro businesses in 2010, compared to only 130 days for Bayou and 91 days for Corrpro in the first six months of 2009.

Operating Expenses

    Operating expenses in our Energy and Mining segment increased by $1.0 million, or 6.6%, in the second quarter of 2010 compared to the second quarter of 2009. The increase in operating expenses for the second quarter of 2010 was attributable to the inclusion of operating expenses of $0.9 million for Bayou-Canada and Bayou Delta as they were not included in the second quarter of 2009. For the first six months of 2010, operating expenses increased $13.1 million compared to the first six months of 2009. This increase in operating expenses was attributable to the inclusion of operating expenses for Bayou and Corrpro for the entire six-month period in 2010 and the inclusion of operating expenses for Bayou-Canada and Bayou Delta. We anticipate a reduction in operating expenses throughout the remainder of 2010 compared to prior year periods due to the cost synergies identified throughout 2009. As a percentage of revenues, operating expenses were 16.9% in the second quarter of 2010 compared to 22.1% in the second quarter of 2009, and 18.3% in the six-month period ended June 30, 2010 compared to 20.4% in the six-month period ended June 30, 2009.

Operating Income (Loss) and Operating Margin

    Operating income increased $8.5 million or, 294.9%, in the second quarter of 2010 compared to the second quarter of 2009 primarily due to increased revenues and gross margins. Operating margin was 11.7% in the second quarter of 2010 compared to 4.1% in the second quarter of 2009.

    Operating income in the first six months of 2010 was $17.1 million compared to a loss of $(2.8) million in the first six months of 2009. Operating margin improved to 9.8% in the first six months of 2010 compared to (3.0) % in the same period of 2009.

Other Income (Expense)

Interest Income

Interest income was $0.1 million and increased by $0.2 million in the second quarter of 2010 compared to the prior year period. Interest income was $0.2 million and remained flat for the first six months of 2010 compared to the prior year period. The increase for the quarter was primarily driven by higher deposits and investments from the prior year.

Interest Expense

Interest expense decreased by $0.5 million in the second quarter of 2010 compared to the prior year quarter due to lower variable interest rates on our outstanding term loan balance. Interest expense was $4.3 million and increased by $0.8 million in the first six months of 2010 compared to the prior year period. The increase in interest expense was due to the additional borrowings under the new credit facility as discussed under “–– Long-Term Debt” related to the Corrpro and Bayou acquisitions made in the first quarter of 2009.

Other Income

Other income decreased by $0.2 million in the second quarter of 2010 compared to the same period in 2009. Other income decreased by $0.3 million in the first six months of 2010 compared to the same period in 2009. The primary component of other income (loss) in the first half of 2010 included a loss of $0.2 million on the disposition of excess property and equipment. Likewise, gains of $0.2 million were recorded on dispositions of excess property and equipment in the first half of 2009.

Taxes on Income

Taxes on income increased $3.3 million and $6.9 million in the second quarter and first six months of 2010, respectively, as compared to the prior year periods, due to improved operating results. Our effective tax rate was 30.8% and 31.1% in the second quarter and first six months of 2010, respectively, compared to 27.9% and 26.0% in the corresponding periods in 2009. The increase in the 2010 effective tax rate was driven by a mix of income in higher tax jurisdictions. During the second quarter 2009, income from continuing operations included a one-time income tax benefit of $0.6 million related to the revaluation of deferred taxes on fixed assets.

    The majority of the variance in the effective tax rate for the respective quarters was attributable to the mix of pre-tax income among tax jurisdictions with varying tax rates.

Equity in Earnings (Losses) of Affiliated Companies, Net of Tax

Equity in earnings of affiliated companies, net of tax, was $1.5 million and $0.01 million in the second quarter of 2010 and 2009, respectively. Equity in earnings (losses) of affiliated companies in the first six months of 2010 and 2009 was $2.7 million and $(0.3) million, respectively. The increase during the second quarter and first six months of 2010 compared to the prior year periods was due primarily to improved results from our German joint venture, which has experienced growth in the marketplace and improved margins over the last few quarters. A favorable income tax adjustment also impacted our German joint venture in the first half of 2010.  At June 30, 2010, the German joint venture had record contract backlog, which should enable continued improved profitability in the coming quarters. Additionally, there has been improvement in the results from our Bayou pipe coating joint venture in Baton Rouge, which has recovered from weak market conditions and low backlog that persisted during much of 2009. During the first six months of 2009, equity in earnings (losses) of affiliated companies included $(0.3) million related to Insituform-Hong Kong and Insituform-Australia, which were unconsolidated entities during the period.

Noncontrolling Interests

(Income) loss attributable to noncontrolling interests was $(0.3) million and $(0.4) million in the second quarters of 2010 and 2009, respectively. For the six-month periods ended June 30, 2010 and 2009, (income) loss attributable to noncontrolling interests was $0.2 million and $(0.9) million, respectively. The results were related to the 49.5% interest in the net income (loss) of the contractual joint ventures in India held by Subhash Projects and Marketing, Ltd., and the non-controlling interest in net income of our United Pipeline Systems joint venture in Mexico and our consolidated Bayou joint ventures. The decrease in non-controlling interests was due to the performance issues in Insituform-India discussed above.

Loss from Discontinued Operations, Net of Tax

    Losses from discontinued operations, net of income taxes, were $(0.03) and $(1.2) million in the second quarters of 2010 and 2009, respectively. Losses from discontinued operations, net of income taxes, were $(0.1) and $(1.3) million in the first six months of 2010 and 2009, respectively. The results in discontinued operations were due to the winding down of our tunneling business, which was shut down in March 2007. In the second quarter of 2009, we took a $0.9 million write-down associated with the settlement of a previously recorded claim, which resulted in a reversal of $0.6 million in previously recorded revenues. The remaining losses and expenses in this segment were primarily related to legal expenses with respect to certain final tunneling matters. All tunneling projects have been completed. At June 30, 2010, receivables, including retention, totaled $1.2 million. This amount is being held pending the final close-out of two projects. While there can be no certainty, these matters are expected to be concluded in 2010, and we believe that the receivables will be collected. Approximately $1.3 million in equipment relating to discontinued operations remained as of June 30, 2010, and we continue to pursue the sale of the equipment through a variety of sources.

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

Backlog	June 30, 2010	March 31, 2010	December 31, 2009	June 30, 2009
North American Sewer Rehabilitation	$206.6	$208.6	$180.9	$206.8
European Sewer Rehabilitation	22.7	24.7	37.2	40.9
Asia-Pacific Sewer Rehabilitation	76.0	73.3	57.4	60.9
Water Rehabilitation	8.8	2.9	7.7	7.7
Energy and Mining	161.1	187.6	180.2	146.1
Total	$475.2	$497.1	$463.4	$462.4

    Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Liquidity and Capital Resources

Cash and Equivalents

	June 30, 2010	December 31, 2009
	(in thousands)
Cash and cash equivalents	$90,141	$106,064
Restricted cash	679	1,339

Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments in Europe.

Sources and Uses of Cash

   We expect the principal use of funds for the foreseeable future will be for capital expenditures, working capital and debt servicing. During the first half of 2010, capital expenditures were primarily for an increase in crew resources for our Indian joint venture, equipment for Bayou Delta and crew expansion in our North American Sewer Rehabilitation segment. We expect capital expenditures to trend lower in the second half of 2010 compared to the first half of 2010; however, we expect capital expenditures to increase year-over-year as we continue to grow our operations in Asia-Pacific as well as add crew resources in North America for water rehabilitation projects. We also expect to see growth in our Energy and Mining segment as markets rebound, which will require further investment in equipment.

    Our primary source of cash is operating activities. We occasionally borrow under our line of credit to fund operating activities, including working capital investments. Information regarding our cash flows for 2010 and 2009 is discussed below and is presented in our consolidated statements of cash flows contained in this Report. Operating cash flow in the first half of 2010 improved over the prior year period primarily as a result of improved profitability offset by an increase in receivables, retainage and costs and estimated earnings in excess of billings. This increase in receivables, retainage, and costs and estimated earnings in excess of billings was due to increased revenues as well as a slight increase in days sales outstanding (referred to as DSOs).  This improved cash flow, coupled with existing cash balances and other resources, should be sufficient to fund our operations in 2010.

    We completed a secondary public offering of our common stock in February 2009, from which we received net proceeds of $127.8 million. These proceeds were used to pay the purchase price for our acquisition of selected assets and liabilities of Bayou and the noncontrolling interests of certain subsidiaries of Bayou.

Cash Flows from Operations

    Cash flows from continuing operating activities provided $12.2 million in the first half of 2010 compared to $5.4 million provided in the first half of 2009. The increase in operating cash flow from 2009 to 2010 was primarily related to increased earnings and additional depreciation and amortization. Depreciation and amortization was $3.1 million higher in the first half of 2010 compared to the first half of 2009. In relation to working capital, we used $30.2 million in the first half of 2010 compared to $8.9 million in the first half of 2009. Within working capital, we used $6.8 million for inventories, while accounts payable provided $3.6 million. Our DSOs from continuing operations increased by three days to 98 at June 30, 2010 from 95 at December 31, 2009. DSOs have generally increased over the last two years due to more stringent customer requirements for project documentation for billings as well as longer billing cycles due to a shift in our business mix to include more bundling of services within our North American Sewer Rehabilitation segment. Additionally, payment cycles have generally lengthened. Notwithstanding these issues, we have redoubled our efforts to reduce DSOs in an effort to facilitate improvements in liquidity. The rise in DSOs along with increased revenues led to accounts receivable, retainage and costs and estimated earnings use of $26.2 million in cash during the first half of 2010.

    Unrestricted cash decreased to $90.1 million at June 30, 2010 from $106.1 million at December 31, 2009. The liquidation of our discontinued operations used $0.7 million in the first half of 2010 compared to $2.3 million provided in the first half of 2009.

Cash Flows from Investing Activities

    Investing activities from continuing operations used $20.8 million and $211.4 million in the first half of 2010 and 2009, respectively. The largest component of cash used by investing activities in the first half of 2010 was the use of cash for capital expenditures. We used $19.8 million in cash for capital expenditures in the first half of 2010 compared to $10.4 million in the first half of 2009.  Capital expenditures were primarily for an increase in crews in our North American Sewer Rehabilitation segment, a growth of our Asia-Pacific Sewer Rehabilitation segment and equipment purchases within our Energy and Mining segment for our Bayou Delta operation. Capital expenditures in the first half of 2010 and 2009 were partially offset by $0.3 million, respectively, in proceeds received from asset disposals. In the first half of 2010 and 2009, $1.2 million and $0.4 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenditures. In addition, we used $1.3 million to acquire our licensee in Singapore. In the first half of 2009, we used $209.7 million, net of cash acquired, to acquire Bayou and Corrpro. The investing activities of our discontinued operations had no activity during the first half of 2010 compared to $0.8 million provided in the first half of 2009. In 2010, we expect to spend approximately $30.0 million on capital expenditures.

Cash Flows from Financing Activities

    Cash flows from financing activities from continuing operations used $3.1 million in the first half of 2010 compared to $181.9 million provided in the first half of 2009. In the first half of 2010, we received $1.7 million from the holders of the noncontrolling interests in Bayou Delta. In the first half of 2009, we received proceeds of $50.0 million from a term loan as well as borrowed $7.5 million of proceeds from our line of credit. In addition, we received $127.8 million from our public offering of common stock.

Long-Term Debt

    On March 31, 2009, we entered into a Credit Agreement with Bank of America, N.A., as Administrative Agent, Fifth Third Bank, U.S. Bank, National Association, Compass Bank, JPMorgan Chase Bank, N.A., Associated Bank, N.A. and Capital One, N.A. (the “Credit Facility”). The Credit Facility is unsecured and initially consisted of a $50.0 million term loan and a $65.0 million revolving line of credit, each with a maturity date of March 31, 2012. We have the ability to increase the amount of the borrowing commitment under the Credit Facility by up to $25.0 million in the aggregate upon the consent of the lenders.

    At our election, borrowings under the Credit Facility bear interest at either (i) a fluctuating rate of interest equal on any day to the higher of Bank of America, N.A.’s announced prime rate, the Federal Funds Rate plus 0.50% or the one-month LIBOR plus 1.0%, plus in each case a margin ranging from 1.75% to 3.00%, or (ii) rates of interest fixed for one, two, three or nine months at the British Bankers Association LIBOR Rate for such period plus a margin ranging from 2.75% to 4.00%. The applicable margins are determined quarterly based upon our consolidated leverage ratio. The current annualized rate on outstanding borrowings under the Credit Facility at June 30, 2010 was 3.44%.

    The Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. The Credit Facility also provides for events of default, including, in the event of non-payment or certain defaults under other outstanding indebtedness. The Company was in compliance with each of these covenants at June 30, 2010.

     In connection with our acquisition of Corrpro on March 31, 2009, we borrowed the entire amount of the term loan of $50.0 million and approximately $7.5 million under the revolving line of credit, which was subsequently repaid. See Note 5 to the consolidated financial statements contained in this report for more information.

    As of June 30, 2010, we had $19.0 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, (i) $13.5 million was collateral for the benefit of certain of our insurance carriers, (ii) $1.7 million was collateral for work performance obligations and (iii) $3.8 million was for security in support of working capital needs of Insituform-India and the working capital and performance bonding needs of Insituform-Australia and Insituform-Hong Kong.

    Our total indebtedness at June 30, 2010 consisted of the Company’s $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013, $37.5 million of the original $50.0 million term loan and $1.0 million of third party notes and other bank debt. In connection with the formation of Bayou Perma-Pipe Canada, Ltd., we and Perma-Pipe Inc. loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Of such amount, $3.9 million is included in our consolidated financial statements as third-party debt. Under the terms of the Senior Notes, Series 2003-A, prepayment could cause us to incur a “make-whole” payment to the holder of the notes. At June 30, 2010, this make-whole payment would have approximated $8.3 million.

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

    We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances, additional short- and long-term borrowings and the sale of assets for the next twelve months. We expect cash generated from operations to continue to improve going forward due to increased profitability, improved working capital management initiatives and additional cash flows generated from businesses acquired in 2009 and 2010.

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

    The following table provides a summary of our contractual obligations and commercial commitments as of June 30, 2010 (in thousands). This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases.

Payments Due by Period
Cash Obligations(1)(2)(3)(4)(5)	Total	2010	2011	2012	2013	2014	Thereafter

Long-term debt	$106,450	$5,000	$10,000	$26,450	$65,000	$-	$-
Interest on long-term debt	17,182	4,986	5,451	4,620	2,125	-	-
Operating leases	34,982	7,834	10,533	6,967	4,984	2,716	1,948
Total contractual cash obligations	$158,614	$17,820	$25,984	$38,037	$72,109	$2,716	$1,948

        ___________________

(1)
Cash obligations are not discounted. See Notes 5 and 7 to the consolidated financial statements contained in this report regarding our long-term debt and credit facility and commitments and contingencies, respectively.

(2)
We borrowed the entire amount of the $50.0 million term loan upon inception, of which $37.5 million was outstanding at June 30, 2010. We also had $19.0 million for non-interest bearing letters of credit outstanding as of June 30, 2010, $13.5 million of which was collateral for insurance, $1.7 million of which was collateral for work performance obligations and $3.8 million of which was for security in support of working capital and performance bonding needs for our operations in India, Australia and Hong Kong.

(3)
Liabilities related to Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, have not been included in the table above because we are uncertain as to if or when such amounts may be settled.

(4)	There were no material purchase commitments at June 30, 2010.

(5)	The Corrpro pension funding was excluded from this table as the amounts are immaterial.

Off-Balance Sheet Arrangements

    We use various structures for the financing of operating equipment, including borrowings, operating and capital leases, and sale-leaseback arrangements. All debt is presented in the balance sheet. Our contractual obligations and commercial commitments are disclosed above. We also have exposure under performance guarantees by contractual joint ventures and indemnification of our surety. However, we have never experienced any material adverse effects to our consolidated financial position, results of operations or cash flows relative to these arrangements. At June 30, 2010, our maximum exposure to our joint venture partner’s proportionate share of performance guarantees is $0.7 million. All of our unconsolidated joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 7 to our consolidated financial statements contained in this report regarding commitments and contingencies.

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

    The following table presents a reconciliation of the beginning and ending balances of our goodwill at June 30, 2010 and December 31, 2009 (in millions):

	June 30, 2010	December 31, 2009
Beginning balance January 1,	$180.5	$123.0
Additions to goodwill through acquisitions(1)	1.6	57.5
Other changes (2)	–	–
Goodwill at end of period	$182.1	$180.5
          __________

(1)
During 2010, we recorded goodwill of $1.6 million related to the acquisition of Insituform-Singapore. During 2009, we recorded goodwill of $54.1 million related to the acquisitions of Bayou and Corrpro and $3.4 million related to the acquisition of our joint venture partner’s interests in Insituform-Australia and Insituform-Hong Kong.

(2)	We do not have any accumulated impairment charges.

    Our recorded goodwill by reporting segment was as follows at June 30, 2010 and December 31, 2009 (in millions):

	June 30, 2010	December 31, 2009
North American Sewer Rehabilitation	$102.3	$102.3
European Sewer Rehabilitation	19.8	19.8
Asia-Pacific Sewer Rehabilitation	5.0	3.4
Energy and Mining	55.0	55.0
Total goodwill	$182.1	$180.5

    No goodwill was recorded for the Water Rehabilitation segment at June 30, 2010. In accordance with the provisions of FASB ASC 350, we determined the fair value of our reporting units at the annual impairment assessment date and compared such fair value to the carrying value of those reporting units to determine if there was any indication of goodwill impairment. During the first six months of 2010, we did not have any triggering events that required us to conduct an interim impairment assessment. Our reporting units for purposes of assessing goodwill are North American Sewer Rehabilitation, European Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation, UPS, Bayou and Corrpro.

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

    Given the continued distressed global market and economic conditions, we carefully considered whether an interim assessment of our goodwill was necessary during the six-month period ended June 30, 2010. In management’s judgment, we do not believe conditions existed that indicated the fair value of our reporting units was below their carrying value at June 30, 2010. Accordingly, an interim impairment assessment was not performed. A future decline in the fair value of North American Sewer Rehabilitation, European Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation or Energy and Mining operations could lead to impairment of their respective goodwill balances. The recorded goodwill related to the Asia-Pacific Sewer Rehabilitation segment is the result of our recent acquisitions of Insituform-Hong Kong, Insituform-Australia and Insituform-Singapore (see Note 1 to our consolidated financial statements contained in this report). The recorded goodwill related to our Energy and Mining segment is the result of our recent acquisitions of Bayou and Corrpro (see Note 1 to our consolidated financial statements contained in this report). While not currently anticipated, any significant deterioration in the earnings of those businesses compared to the forecasted earnings assumptions used in the determination of their fair value could lead to the need for us to assess the recoverability of the recorded goodwill and potential impairment.

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

Interest Rate Risk

    The fair value of our cash and short-term investment portfolio at June 30, 2010 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

    Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable. At June 30, 2010 and December 31, 2009, the estimated fair value of our long-term debt was approximately $117.3 million and $114.5 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at June 30, 2010 would result in a $0.4 million increase in interest expense. The increase in interest expense would be offset by the interest rate swap agreement discussed below.

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

Foreign Exchange Risk

    We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At June 30, 2010, a substantial portion of our cash and cash equivalents were denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $5.1 million impact to our equity through accumulated other comprehensive income.

    In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At June 30, 2010, we have foreign currency hedge instruments outstanding. See Note 8 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

    We obtain a majority of our global resin requirements, one of our primary raw materials, from multiple suppliers in order to diversify our supplier base and thus reduce the risks inherent in concentrated supply streams. We have a number of vendors in North America that can deliver, and are currently delivering, proprietary resins that meet our specifications.

Item 4.   Controls and Procedures

    Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2010. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in certain actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such actions will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

The following risk factors update the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2009. Except as set forth below, there have been no material changes to the risks described in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2009.

   Our business is dependent on obtaining work through a competitive bidding process.

The markets in which we operate are highly competitive. Most of our products and services, including the Insituform® CIPP process, face direct competition from companies offering similar or essentially equivalent products or services. In the Sewer Rehabilitation segment, few significant barriers to entry exist, and, as a result, any organization that has the financial resources and access to technical expertise may become a competitor.  In this segment, we compete with many smaller firms on a local or regional level, and with a small number of larger firms on a national level.

In the Water Rehabilitation segment, we compete primarily with local and regional specialty contractors.  Even though this is a more specialized field than sewer rehabilitation, there are few proprietary technologies or other barriers which prevent other companies from entering this market.

In our Energy and Mining segment, we compete primarily with local and regional companies. In addition, customers can select a variety of methods to meet their pipe installation, rehabilitation, coating and cathodic protection needs, including a number of methods that we do not offer. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, and we face challenges in our ability to maintain strong growth rates. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

The Recent Rig Explosion in the Gulf of Mexico Could Have a Significant Impact on Exploration and Production Activities in United States Coastal Waters that Could Adversely Affect our U. S. Operations.

The April 20, 2010 Deepwater Horizon drilling rig explosion and the related oil spill in the Gulf of Mexico may have an adverse effect on drilling and exploration activities in the U. S. offshore waters, including the Gulf of Mexico. In the near term, the financial consequences of the recently announced deepwater drilling moratorium, as well as regulatory delays and uncertainty with respect to other offshore activities, could have a significant impact on the offshore exploration and production industry and companies that serve that industry. Our Energy and Mining segment provides services to this region.

We cannot predict the long-term impact of the explosion and resulting oil spill on our operations nor can we predict how government or regulatory agencies will respond to the incident or whether changes in laws and regulations concerning operations in the Gulf of Mexico or beyond, will be enacted.  Among the possible future consequences of the rig explosion are additional regulatory oversight and control with respect to offshore drilling and a potential ban or restriction on certain offshore oil and gas exploration, particularly deepwater drilling. Any such development could reduce demand for the Company’s services and have an adverse impact on certain segments of our business.

Item 6.   Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	INSITUFORM TECHNOLOGIES, INC. /s/ David A. Martin
David A. Martin
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:   July 28, 2010

INDEX TO EXHIBITS

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

3.1	Restated Certificate of Incorporation as amended through April 22, 2010, filed herewith.

10.1*	Credit Agreement among the Company and certain of its domestic subsidiaries and Bank of America N.A. and certain other lenders party thereto dated March 31, 2009, filed herewith.

31.1	Certification of J. Joseph Burgess pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of J. Joseph Burgess pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* This agreement was originally filed with the SEC without all exhibits and schedules (Exhibit 10.1 was filed as Exhibit 10.1 to the current report on Form 8-K filed on April 3, 2009). The complete agreement, including all exhibits and schedules, is being filed herein.