Form 10-Q
period 2010-09-30
INSITUFORM TECHNOLOGIES INC
filed 2010-10-27
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________  to  _____________________________

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

There were 39,223,686 shares of common stock, $.01 par value per share, outstanding at October 22, 2010.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$239,585	$201,852	$668,959	$513,060
Cost of revenues	178,166	148,730	499,661	381,349
Gross profit	61,419	53,122	169,298	131,711
Acquisition-related expenses	(1,700)	(1,600)	(1,700)	6,619
Operating expenses	36,164	37,018	108,790	93,839
Operating income	26,955	17,704	62,208	31,253
Other income (expense):
Interest income	73	120	240	304
Interest expense	(1,940)	(2,327)	(6,204)	(5,804)
Other	71	363	44	655
Total other expense	(1,796)	(1,844)	(5,920)	(4,845)
Income before taxes on income	25,159	15,860	56,288	26,408
Taxes on income	7,934	4,939	17,618	7,684
Income before equity in earnings of affiliated companies	17,225	10,921	38,670	18,724
Equity in earnings of affiliated companies, net of tax	2,792	1,011	5,470	704
Income before discontinued operations	20,017	11,932	44,140	19,428
Loss from discontinued operations, net of tax	(16)	(2,646)	(93)	(3,936)
Net income	20,001	9,286	44,047	15,492
Less: net income attributable to noncontrolling interests	(1,191)	(139)	(999)	(1,003)
Net income attributable to common stockholders	$18,810	$9,147	$43,048	$14,489

Earnings per share attributable to common stockholders:
Basic:
Income from continuing operations	$0.48	$0.31	$1.11	$0.50
Loss from discontinued operations	(0.00)	(0.07)	(0.01)	(0.10)
Net income	$0.48	0.24	$1.10	0.40
Diluted:
Income from continuing operations	$0.48	$0.30	$1.10	$0.50
Loss from discontinued operations	(0.00)	(0.07)	(0.01)	(0.10)
Net income	$0.48	$0.23	$1.09	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	September 30, 2010	December 31, 2009

Assets
Current assets
Cash and cash equivalents	$98,230	$106,064
Restricted cash	657	1,339
Receivables, net	179,191	147,835
Retainage	25,690	22,656
Costs and estimated earnings in excess of billings	73,157	64,821
Inventories	40,925	32,125
Prepaid expenses and other assets	30,463	27,604
Current assets of discontinued operations	1,189	1,189
Total current assets	449,502	403,633
Property, plant and equipment, less accumulated depreciation	159,338	148,435
Other assets
Goodwill	182,141	180,506
Identified intangible assets, less accumulated amortization	74,453	78,311
Investments in affiliated companies	25,763	27,581
Deferred income tax assets	10,271	11,203
Other assets	5,711	8,827
Total other assets	298,339	306,428
Non-current assets of discontinued operations	4,040	4,283

Total Assets	$911,219	$862,779

Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$157,128	$146,702
Billings in excess of costs and estimated earnings	12,032	12,697
Current maturities of long-term debt, line of credit and notes payable	11,608	12,742
Current liabilities of discontinued operations	311	339
Total current liabilities	181,079	172,480
Long-term debt, less current maturities	94,087	101,500
Deferred income tax liabilities	33,316	31,449
Other liabilities	9,388	12,849
Non-current liabilities of discontinued operations	1,727	979
Total liabilities	319,597	319,257

Stockholders’ equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	–	–
Common stock, $.01 par – shares authorized 125,000,000 and 60,000,000; shares issued and outstanding 39,223,686 and 38,933,944	392	389
Additional paid-in capital	249,974	242,563
Retained earnings	329,835	286,787
Accumulated other comprehensive income	3,481	8,313
Total stockholders’ equity before noncontrolling interests	583,682	538,052
Noncontrolling interests	7,940	5,470
Total equity	591,622	543,522

Total Liabilities and Equity	$911,219	$862,779

The accompanying notes are an integral part of the consolidated financial statements.

 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except number of shares)

	Common Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity	Comprehensive Income
BALANCE, December 31, 2008	27,977,785	$280	$109,235	$260,616	$(2,154)	$3,012	$370,989
Net income	–	–	–	14,489	–	1,003	15,492	$15,492
Issuance of common stock	10,524,369	106	129,472	–	–	–	129,578	–
Restricted shares issued	426,951	4	–	–	–	–	4	–
Issuance of shares pursuant to deferred stock unit awards	21,645	–	–	–	–	–	–	–
Forfeitures of restricted shares and units	(70,307)	(1)	(113)	–	–	–	(114)	–
Equity-based compensation expense	–	–	3,603	–	–	–	3,603	–
Dividend to non-controlling interest	–	–	–	–	–	(959)	(959)	–
Investment by non-controlling interest in India	–	–	–	–	–	1,621	1,621	–
Loss from derivative instruments	–	–	–	–	(453)	–	(453)	(453)
Foreign currency translation adjustment	–	–	–	–	3,632	157	3,789	3,789
Total comprehensive income								18,828
Less: total comprehensive income attributable to non-controlling interests								(1,822)
Total comprehensive income attributable to common stockholders								$17,006
BALANCE, September 30, 2009	38,880,443	$389	$242,197	$275,105	$1,025	$4,834	$523,550

BALANCE, December 31, 2009	38,933,944	$389	$242,563	$286,787	$8,313	$5,470	$543,522
Net income	–	–	–	43,048	–	999	44,047	$44,047
Issuance of common stock upon exercise of stock options, including a tax benefit of $0.3 million for stock option exercises	111,402	1	2,162	–	–	–	2,163	–
Restricted shares issued	183,900	2	–	–	–	–	2	–
Issuance of shares pursuant to restricted stock unit awards	25,740	–	–	–	–	–	–	–
Issuance of shares pursuant to deferred stock unit awards	9,231	–	–	–	–	–	–	–
Forfeiture of restricted shares	(40,531)	–	–	–	–	–	–	–
Equity based compensation expense	–	–	5,249	–	–	–	5,249	–
Distribution to non-controlling interests	–	–	–	–	–	(398)	(398)	–
Investment of non-controlling interests	–	–	–	–	–	1,681	1,681	–
Foreign currency translation adjustment	–	–	–	–	(4,832)	188	(4,644)	(4,644)
Total comprehensive income								39,403
Less: total comprehensive income attributable to non-controlling interests								(2,470)
Total comprehensive income attributable to common stockholders								$36,933
BALANCE, September 30, 2010	39,223,686	$392	$249,974	$329,835	$3,481	$7,940	$591,622

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$44,047	$15,492
Loss from discontinued operations	93	3,936
Income from continuing operations	44,140	19,428
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	22,971	19,966
(Gain) loss on sale of fixed assets	19	(171)
Equity-based compensation expense	5,227	3,603
Deferred income taxes	2,329	641
Dividend received, net of income from equity in earnings of affiliated companies	940	1,777
Reversal of earnout	(1,700)	(1,600)
Other	(889)	451
Changes in operating assets and liabilities:
Restricted cash	623	(121)
Receivables net, retainage and costs and estimated earnings in excess of billings	(41,455)	(11,707)
Inventories	(8,472)	403
Prepaid expenses and other assets	(2,098)	9,636
Accounts payable and accrued expenses	7,017	(8,889)
Net cash provided by operating activities of continuing operations	28,652	33,417
Net cash provided by (used in) operating activities of discontinued operations	(441)	1,632
Net cash provided by operating activities	28,211	35,049

Cash flows from investing activities:
Capital expenditures	(28,630)	(15,833)
Proceeds from sale of fixed assets	381	916
Proceeds from net foreign investment hedges	–	6,818
Patent expenditures	(1,176)	(1,948)
Purchase of Singapore licensee	(1,257)	–
Purchase of Insituform-Hong Kong and Insituform-Australia	–	(278)
Purchase of Bayou and Corrpro, net of cash acquired	–	(209,714)
Net cash used in investing activities of continuing operations	(30,682)	(220,039)
Net cash provided by investing activities of discontinued operations	–	750
Net cash used in investing activities	(30,682)	(219,289)

Cash flows from financing activities:
Proceeds from issuance of common stock, including tax benefit of stock option exercises	2,162	128,204
Proceeds from notes payable	597	–
Principal payments on notes payable	(1,808)	(2,438)
Investments from noncontrolling interests	1,681	–
Distribution to noncontrolling interests	(398)	–
Dividend paid to non-controlling interest	–	(959)
Principal payments on long-term debt	(7,500)	(5,000)
Proceeds from long-term debt	–	50,000
Net cash provided by (used in) financing activities	(5,266)	169,807
Effect of exchange rate changes on cash	(97)	5,775
Net decrease in cash and cash equivalents for the period	(7,834)	(8,658)
Cash and cash equivalents, beginning of period	106,064	99,321
Cash and cash equivalents, end of period	$98,230	$90,663

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

The accompanying unaudited consolidated financial statements of Insituform Technologies, Inc. and its subsidiaries (collectively, “Insituform” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of September 30, 2010 and the results of operations for the three and nine months ended September 30, 2010 and 2009 and the statements of equity and cash flows for the nine months ended September 30, 2010 and 2009. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010. The prior period statement of cash flows has been modified to present patent expenditures as investing activities rather than operating activities. The effect of this modification was to increase net cash provided by operating activities by the prior period amount shown as patent-related expenditures.

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Acquisitions

During the first quarter of 2009, the Company acquired two companies that significantly expanded the range of products and services the Company offers in the energy and mining sector.

On February 20, 2009, the Company acquired the business of The Bayou Companies, L.L.C. and its related entities (“Bayou”) and the noncontrolling interests of certain subsidiaries of Bayou. Bayou provides cost-effective solutions to energy and infrastructure companies primarily in the Gulf of Mexico and North America. Bayou’s products and services include internal and external pipeline coating, lining, weighting, insulation, project management and logistics. Bayou also provides specialty fabrication services for offshore deepwater installations. The purchase price for Bayou was $127.9 million in cash. Pursuant to the acquisition agreement, the Company agreed to pay up to an additional $7.5 million plus 50% of Bayou’s excess earnings if the Bayou business achieves certain financial performance targets over a three-year period (the “earnout”). The Company recorded its estimate of the fair value of the Bayou earnout at $5.0 million as part of the acquisition accounting in March 2009. In the third quarter of 2010, based on year-to-date results for Bayou, the Company revised its estimate of the fair value of the Bayou earnout to $1.7 million and reduced operating expenses in the third quarter of 2010 by $1.7 million. In the third quarter of 2009, the Company revised its estimate of the fair value of the Bayou earnout to $3.4 million and reduced operating expenses in the third quarter of 2009 by $1.6 million. The aggregate purchase price for the noncontrolling interests was $8.5 million and consisted of $4.5 million in cash, a $1.5 million promissory note and 149,016 shares of the Company’s common stock with a value of $2.5 million. The Company used proceeds from its equity offering completed in February 2009 to fund the cash purchase price for Bayou and a portion of the purchase price for the noncontrolling interests. During 2009, the Bayou purchase price was reduced by $0.7 million due to certain amounts owed back to the Company for working capital targets at the acquisition date that were not met by Bayou.

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

Bayou contributed revenues and net income to the Company for the period from February 20, 2009 through September 30, 2009 of $30.1 million and $0.2 million, respectively. Corrpro contributed revenues and net income to the Company for the period from April 1, 2009 through September 30, 2009 of $41.6 million and $1.6 million, respectively. The following unaudited pro forma summary presents combined information of the Company as if these business combinations had occurred on January 1, 2009 (in thousands):

Nine Months Ended September 30, 2009

Revenues	$564,253
Net income (loss)(1)	(3,225)
                _________

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

On June 30, 2009, the Company acquired the shares of its joint venture partner, VSL International Limited (“VSL”), in Insituform Asia Limited (“Insituform-Hong Kong”), the Company’s Hong Kong joint venture, and Insituform Pacific Pty Limited (“Insituform-Australia”), the Company’s Australian joint venture, in order to expand the Company’s operations in both Hong Kong and Australia. Prior to these acquisitions, the Company owned 50% of the shares in each entity and VSL owned the other 50% interest in each entity. The aggregate purchase price for VSL’s 50% interests in both companies was approximately $0.3 million. As a result of the acquisitions, effective June 30, 2009, the financial results of Insituform-Hong Kong and Insituform-Australia are included in the Company’s consolidated financial statements. For all periods prior to June 30, 2009, the Company accounted for these entities using the equity method of accounting. The Company recorded $3.4 million of goodwill in its Asia-Pacific Sewer Rehabilitation segment as a result of the Insituform-Hong Kong and Insituform-Australia transactions. The goodwill amount exceeds the aggregate purchase price because the fair value of the liabilities assumed exceeded the fair value of the assets acquired on the acquisition date.

On October, 30, 2009, the Company expanded its energy and mining operation in Canada with the acquisition of the pipe coating and insulation facility and related assets of Garneau, Inc. through its joint venture Bayou Perma-Pipe Canada, Ltd. (“Bayou-Canada”). The Company holds a 51% majority interest in Bayou-Canada, and Perma-Pipe, Inc. holds the remaining 49%. The aggregate purchase price was $11.3 million, of which the Company paid $5.8 million. In accordance with FASB ASC 805, the Company expensed all costs related to the acquisition in the fourth quarter of 2009. The Company did not record any goodwill related to this purchase. As a result of the acquisition, effective October 30, 2009, the financial results of Bayou-Canada are included in the Company’s consolidated financial statements.

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

On January 29, 2010, the Company acquired its Singapore licensee, Insitu Envirotech (S.E. Asia) Pte Ltd (“Insituform-Singapore”), in order to expand its Singapore operations. The purchase price was $1.3 million. This entity is now a wholly-owned subsidiary. The Company recorded $1.6 million of goodwill in its Asia-Pacific Sewer Rehabilitation segment as a result of the transaction. The goodwill amount exceeds the aggregate purchase price because the fair value of the liabilities assumed exceeded the fair value of the assets acquired on the acquisition date. The Company has substantially completed its purchase price accounting of the acquisition with the exception of income taxes, which may be material. In accordance with FASB ASC 805, the Company expensed all costs related to this acquisition in the fourth quarter of 2009 and the first quarter of 2010. As a result of the acquisition, the financial results of Insituform-Singapore for the period from January 29, 2010 to September 30, 2010 and the balance sheet as of September 30, 2010 are included in the Company’s consolidated financial statements.

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

The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at September 30, 2010 and December 31, 2009 (in millions):

	September 30, 2010	December 31, 2009
Beginning balance January 1,	$180.5	$123.0
Additions to goodwill through acquisitions(1)	1.6	57.5
Other changes (2)	–	–
Goodwill at end of period	$182.1	$180.5
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

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and the Company anticipates that it will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no significant transfers between Level 1, 2 or 3 inputs during the nine months ended September 30, 2010. Additionally, for purposes of financial reporting, the Company has determined that the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the short maturities of these instruments.

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

Based on its evaluation of the above factors and judgments, as of September 30, 2010, the Company consolidated any VIEs in which it was the primary beneficiary.  Also, as of September 30, 2010, the Company had significant interests in certain VIEs primarily through its joint venture arrangements for which it did not have controlling financial interests and, accordingly, was not the primary beneficiary. There have been no changes in the status of the Company’s VIE or primary beneficiary designations that occurred during 2010.

The Company develops joint bids on certain contracts with its joint venture partners.  The success of the joint venture depends largely on the satisfactory performance of the Company’s joint venture partner of its obligations under the contract.  The Company may be required to complete its joint venture partner’s portion of the contract if the joint venture partner were unable to complete its portion and a bond were not available. In such case, the additional obligations could result in reduced profits or, in some cases, significant losses for the Company’s joint ventures.  The Company currently assesses the impact of these joint ventures to its consolidated financial position, financial performance and cash flows to be immaterial.

3.        SHARE INFORMATION

   Earnings per share have been calculated using the following share information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average number of common shares used for basic EPS	39,060,076	38,482,480	39,032,698	36,665,437
Effect of dilutive stock options and restricted stock subject to performance restrictions	358,962	543,592	355,217	430,277
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	39,419,038	39,026,072	39,387,915	37,095,714

The Company excluded 275,124 and 430,627 stock options for the three months ended September 30, 2010 and 2009, respectively, and 275,124 and 430,627 stock options for the nine months ended September 30, 2010 and 2009, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

Common Stock

The Company completed a secondary public offering of 10,350,000 shares of the Company’s common stock in February 2009, from which the Company received net proceeds of $127.8 million. These proceeds were used to pay the purchase price for the acquisition of selected assets and liabilities of Bayou and the noncontrolling interests of certain subsidiaries of Bayou.

4.        ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets include license agreements, contract backlog, favorable lease terms, trademarks and tradenames, non-compete agreements, customer relationships and patents. Intangible assets at September 30, 2010 and December 31, 2009 were as follows (in thousands):

		As of September 30, 2010			As of December 31, 2009
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

License agreements	10	$3,894	$(2,424)	$1,470	$3,894	$(2,302)	$1,592
Contract backlog	<1	3,010	(2,981)	29	3,010	(1,737)	1,273
Leases	20	1,237	(77)	1,160	1,237	(44)	1,193
Trademarks and tradenames	18	14,400	(1,110)	13,290	14,400	(569)	13,831
Non-compete agreements	1	740	(506)	234	740	(257)	483
Customer relationships	15	53,307	(5,721)	47,586	53,307	(3,276)	50,031
Patents	15	25,349	(14,665)	10,684	24,173	(14,265)	9,908
Total		$101,937	$(27,484)	$74,453	$100,761	$(22,450)	$78,311

Amortization expense was $1.8 million and $1.7 million for the three months ended September 30, 2010 and 2009, respectively. Amortization expense was $5.1 million and $3.9 million for the nine months ended September 30, 2010 and 2009, respectively. Estimated amortization expense is as follows (in thousands):

Estimated amortization expense:
For year ending December 31, 2010	$6,293
For year ending December 31, 2011	4,623
For year ending December 31, 2012	4,483
For year ending December 31, 2013	4,478
For year ending December 31, 2014	4,479

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

At the Company’s election, borrowings under the Credit Facility bear interest at either (i) a fluctuating rate of interest equal on any day to the higher of Bank of America, N.A.’s announced prime rate, the Federal Funds Rate plus 0.50% or the one-month LIBOR plus 1.0%, plus in each case a margin ranging from 1.75% to 3.00%, or (ii) rates of interest fixed for one, two, three or nine months at the British Bankers Association LIBOR for such period plus a margin ranging from 2.75% to 4.00%. The applicable margins are determined quarterly based upon the Company’s consolidated leverage ratio. The current annualized rate on outstanding borrowings under the Credit Facility at September 30, 2010 was 3.27%.

The Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. The Credit Facility also provides for events of default, including in the event of non-payment or certain defaults under other outstanding indebtedness of the Company.

In connection with its acquisition of Corrpro on March 31, 2009, the Company borrowed the entire $50.0 million of the term loan and approximately $7.5 million under the revolving line of credit. The line of credit borrowing of $7.5 million was subsequently repaid.

As of September 30, 2010, the Company had $16.5 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, (i) $12.5 million was collateral for the benefit of certain of the Company’s insurance carriers, (ii) $1.7 million was collateral for work performance obligations and (iii) $2.3 million was for security in support of working capital needs of Insituform Pipeline Rehabilitation Private Limited (“Insituform-India”), the Company’s Indian joint venture, and the working capital and performance bonding needs of Insituform-Australia and Insituform-Hong Kong.

The Company’s total indebtedness at September 30, 2010 consisted of the Company’s $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013, $35.0 million of the initial $50.0 million term loan under the Credit Facility and $1.7 million of third party notes and bank debt in connection with the working capital requirements of Insituform-India. In connection with the formation of Bayou-Canada, the Company and Perma-Pipe Inc. loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Of such amount, as of September 30, 2010, $3.9 million was designated in our consolidated financial statements as third-party debt. Under the terms of the Senior Notes, Series 2003-A, prepayment could cause the Company to incur a “make-whole” payment to the holder of the notes. At September 30, 2010, this make-whole payment would have approximated $8.2 million.

At December 31, 2009, the Company’s total indebtedness consisted of the Company’s $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013, $42.5 million of the initial $50.0 million term loan under the Credit Facility and $2.7 million of third party notes and bank debt in connection with the working capital requirements of Insituform-India. In addition, as of December 31, 2009, of the $8.0 million borrowed by Bayou-Canada from its shareholders, $4.0 million was designated in our consolidated financial statements as third-party debt.

At September 30, 2010 and December 31, 2009, the estimated fair value of our long-term debt was approximately $110.1 million and $114.5 million, respectively.

Debt Covenants

At September 30, 2010, the Company was in compliance with all of its debt covenants as required under the Senior Notes and the Credit Facility.

6.        EQUITY-BASED COMPENSATION

At September 30, 2010, the Company had two active equity-based compensation plans under which equity-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. There are an aggregate of 2.7 million shares authorized for issuance under these plans. At September 30, 2010, approximately 2.0 million shares remained available for future issuance under the 2009 Employee Equity Incentive Plan (the “2009 Employee Plan”) and approximately 0.1 million shares remained available under the 2006 Non-Employee Director Equity Incentive Plan (the “2006 Director Plan”).

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

A summary of restricted award activity during the nine months ended September 30, 2010 follows:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2010	806,643	$13.64
Restricted shares awarded	183,900	22.86
Restricted stock units awarded	18,990	24.97
Restricted shares distributed	(21,762)	12.89
Restricted stock units distributed	(25,740)	20.58
Restricted shares forfeited	(40,531)	17.39
Restricted stock units forfeited	(16,534)	13.73
Outstanding at September 30, 2010	904,966	$15.30

Expense associated with restricted awards was $3.3 million and $2.3 million in the nine months ended September 30, 2010 and 2009, respectively. Unrecognized pre-tax expense of $6.9 million related to restricted awards is expected to be recognized over the weighted average remaining service period of 1.7 years for awards outstanding at September 30, 2010.

For the quarter ended September 30, 2010, expense associated with restricted awards was $1.1 million compared to $0.8 million for the same quarter in 2009.

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

A summary of deferred stock unit activity during the nine months ended September 30, 2010 follows:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2010	147,374	$18.22
Awarded	25,175	26.10
Shares distributed	(9,231)	18.38
Forfeited	–	–
Outstanding at September 30, 2010	163,318	$19.43

There was no expense associated with awards of deferred stock units in the third quarter of 2010. Expense associated with awards of deferred stock units in the nine months ended September 30, 2010 was $0.7 million. Expense associated with awards of deferred stock units in the three and nine months ended September 30, 2009 was $0.1 million and $0.6 million, respectively.

Stock Options

Stock options on the Company’s common stock are granted from time to time to executive officers and certain key employees of the Company under the 2009 Employee Plan. Stock options granted generally have a term of seven years and an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of stock option activity during the nine months ended September 30, 2010 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	1,167,640	$17.71
Granted	215,722	22.87
Exercised	(111,402)	16.70
Cancelled/Expired	(49,994)	25.66
Outstanding at September 30, 2010	1,221,966	$18.44
Exercisable at September 30, 2010	696,651	$19.40

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2010 was $10.56.  In the first nine months of 2010, the Company collected $1.9 million from stock option exercises that had a total intrinsic value of $1.1 million. In the first nine months of 2009, the Company collected $0.5 million from stock option exercises that had a total intrinsic value of $0.1 million. In the nine months ended September 30, 2010 and 2009, the Company recorded expense of $1.3 million and $0.8 million, respectively, related to stock option grants. The Company recorded expense of $0.4 million in the three months ended September 30, 2010 and 2009, respectively, related to stock option grants. The intrinsic value of in-the-money stock options outstanding was $7.3 million and $4.3 million at September 30, 2010 and 2009, respectively. The aggregate intrinsic value of exercisable stock options was $3.9 million and $1.2 million at September 30, 2010 and 2009, respectively. The intrinsic value calculation is based on the Company’s closing stock price of $24.21 on September 30, 2010. Unrecognized pre-tax expense of $2.7 million related to stock option grants is expected to be recognized over the weighted average remaining contractual term of 2.0 years for awards outstanding at September 30, 2010.

The Company uses a binomial option pricing model. The fair value of stock options granted during the nine-month periods ended September 30, 2010 and 2009 was estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

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

Guarantees

The Company has entered into several contractual joint ventures in order to develop joint bids on contracts for its installation business. In these cases, the Company could be required to complete the joint venture partner’s portion of the contract if the partner were unable to complete its portion. The Company would be liable for any amounts for which the Company itself could not complete the work and for which a third party contractor could not be located to complete the work for the amount awarded in the contract. While the Company would be liable for additional costs, these costs would be offset by any related revenues due under that portion of the contract. The Company has not experienced material adverse results from such arrangements. At September 30, 2010, the Company’s maximum exposure to its joint venture partner’s proportionate share of performance guarantees was $0.7 million. Based on these facts, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at September 30, 2010 on its consolidated balance sheet.

8.        DERIVATIVE FINANCIAL INSTRUMENTS

As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations or to hedge foreign currency cash flow transactions. For net investment hedges, if effective, no gain or loss would be recorded in the consolidated statements of operations. For cash flow hedges, gain or loss is recorded in the consolidated statement of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were effective; therefore, no gain or loss was recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During the three-and nine-month periods ended September 30, 2010, the Company recorded $0.02 million as a gain on the consolidated statement of operations upon settlement of the cash flow hedges. At September 30, 2010, the Company recorded a net deferred loss of $0.01 million related to the cash flow hedges in other current assets and other comprehensive income on the consolidated balance sheet and on the foreign currency translation adjustment line of the consolidated statement of equity.

The Company engages in regular inter-company trade activities with, and receives royalty payments from, its 100% owned Canadian entities, paid in Canadian Dollars, rather than the Company’s functional currency, U.S. Dollars. In order to reduce the uncertainty of the U.S. Dollar settlement amount of that anticipated future payment from the Canadian entities, the Company uses forward contracts to sell a portion of the anticipated Canadian Dollars to be received at the future date and buys U.S. Dollars.

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

In May 2009, the Company entered into an interest rate swap agreement, for a notional amount of $25.0 million, which expires in March 2012. The swap notional amount mirrors the amortization of $25.0 million of the Company’s $50.0 million term loan.  The swap requires the Company to make a monthly fixed rate payment of 1.63% calculated on the amortizing $25.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $25.0 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $25.0 million portion of the Company’s term loan. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge. At September 30, 2010, a net deferred loss of $0.3 million related to this interest rate swap was recorded in other current liabilities and other comprehensive income on the consolidated balance sheet. The Company determines the fair value of the interest rate agreements using Level 2 inputs, discounted to adjust for potential credit risk to other market participants. This hedge was effective, and therefore, no gain or loss was recorded in the consolidated statements of operations.

FASB ASC 820, Fair Value Measurements (“FASB ASC 820”), defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements for interim and annual reporting periods. The guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1 – defined as quoted prices in active markets for identical instruments; Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In accordance with FASB ASC 820, the Company determined that the instruments summarized below are derived from significant observable inputs, referred to as Level 2 inputs.

The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Forward Currency Contracts	$23	–	$23	–
Interest Rate Swap	255	–	255	–
Total	$278	–	$278	–

	Total Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Interest Rate Swap	$97	–	$97	–
Total	$97	–	$97	–

The following table summarizes the Company’s derivative positions at September 30, 2010:

			Weighted
			Average
			Remaining	Average
		Notional	Maturity	Exchange
	Position	Amount	In Years	Rate
Canadian Dollar/USD	Sell	$1,700,000	0.1	1.03
British Pound/USD	Sell	£300,000	0.8	1.57
British Pound/Euro	Sell	£1,000,000	0.4	1.15
Euro/British Pound	Buy	£180,000	0.2	1.15
Interest Rate Swap		$17,500,000

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have a material impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and is not anticipated to have a material impact on the Company’s consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no significant transfers between Level 1, 2 or 3 inputs during the nine-month period ended September 30, 2010. Additionally, for purposes of financial reporting, the Company determined that the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximated fair value as of September 30, 2010 due to the short maturities of these instruments.

The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs (in thousands):

Designation of Derivatives	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives Designated as Hedging Instruments
Forward Currency Contracts	Other current assets	$–	$–
	Total Assets	–	–

Forward Currency Contracts	Other current liabilities	3	–
Interest Rate Swaps	Other long-term liabilities	255	97
	Total Liabilities	258	97

Derivatives Not Designated as Hedging Instruments
Forward Currency Contracts	Other current liabilities	$20	$–
	Total Derivative Assets	–	–
	Total Derivative Liabilities	278	97
	Total Net Derivative Liability	$278	$97

9.        DISCONTINUED OPERATIONS

The Company has classified the results of operations of its tunneling business as discontinued operations for all periods presented. Substantially all existing tunneling business activity had been completed in early 2008.

Operating results for discontinued operations are summarized as follows for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Month Ended September 30,
	2010	2009	2010	2009
Revenues	$–	$(2,909)	$–	$(3,499)
Gross loss	(16)	(3,141)	(23)	(3,792)
Operating expenses	8	597	116	1,553
Operating loss	(24)	(3,738)	(139)	(5,345)
Loss before tax benefits	(24)	(3,562)	(139)	(5,169)
Tax benefits	(8)	(916)	(46)	(1,233)
Net loss	(16)	(2,646)	(93)	(3,936)

Balance sheet data for discontinued operations was as follows at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009

Receivables, net	$21	$21
Retainage	647	647
Costs and estimated earnings in excess of billings	521	521
Property, plant and equipment, less accumulated depreciation	1,283	1,283
Deferred income tax assets	2,757	3,000
Total assets	$5,229	$5,472

Accounts payable and accrued expenses and billings in excess of costs and estimated earnings	$311	$339
Deferred income tax liabilities	1,727	979
Total liabilities	$2,038	$1,318

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

Financial information by segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues:
North American Sewer Rehabilitation	$107,347	$94,858	$296,051	$259,049
European Sewer Rehabilitation	15,929	23,152	51,562	62,067
Asia-Pacific Sewer Rehabilitation	8,983	9,811	32,606	22,154
Water Rehabilitation	4,445	4,289	11,770	8,740
Energy and Mining	102,881	69,742	276,970	161,050
Total revenues	$239,585	$201,852	$668,959	$513,060

Gross profit (loss):
North American Sewer Rehabilitation	$24,019	$24,082	$68,276	$64,915
European Sewer Rehabilitation	4,831	6,212	14,081	16,354
Asia-Pacific Sewer Rehabilitation	2,973	2,614	7,665	6,382
Water Rehabilitation	(10)	220	808	(35)
Energy and Mining	29,606	19,994	78,468	44,095
Total gross profit	$61,419	$53,122	$169,298	$131,711

Operating income (loss):
North American Sewer Rehabilitation	$12,006	$10,322	$29,360	$25,844
European Sewer Rehabilitation	1,363	1,095	2,595	2,120
Asia-Pacific Sewer Rehabilitation	690	613	461	2,407
Water Rehabilitation	(497)	(334)	(685)	(2,371)
Energy and Mining(1) (2)	13,393	6,008	30,477	3,253
Total operating income	$26,955	$17,704	$62,208	$31,253
       ____________

(1)	$6.6 million of acquisition and severance costs were included in the results of the Energy and Mining segment for the nine months ended September 30, 2009.
(2)
Bayou and Corrpro contributed $5.4 million of operating income to this segment in the nine-month period ended September 30, 2009 during the 222-day period following the Company’s acquisition of Bayou on February 20, 2009 and during the 183-day period following the Company’s acquisition of Corrpro on March 31, 2009.

The following table summarizes revenues, gross profit and operating income by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues:
United States	$162,359	$130,677	$450,514	$345,553
Canada	37,932	28,827	98,430	63,469
Europe	20,313	27,966	62,076	68,649
Other foreign	18,981	14,382	57,939	35,389
Total revenues	$239,585	$201,852	$668,959	$513,060

Gross profit:
United States	$37,734	$31,921	$107,956	$82,572
Canada	13,301	9,146	31,998	21,428
Europe	5,839	8,498	16,849	17,934
Other foreign	4,545	3,557	12,495	9,777
Total gross profit	$61,419	$53,122	$169,298	$131,711

Operating income:
United States (1) (2)	$13,172	$8,188	$30,191	$9,589
Canada(3)	9,527	6,804	20,794	13,381
Europe(4)	2,225	1,693	5,810	3,945
Other foreign	2,031	1,019	5,413	4,338
Total operating income	$26,955	$17,704	$62,208	$31,253
                                 _______________

(1)	$6.6 million of acquisition-related expenses were included in operating income of the United States region for the nine-month period ended September 30, 2009.
(2)
Bayou’s and Corrpro’s domestic operations contributed $2.0 million of operating income to this segment in the nine-month period ended September 30, 2009 during the 222-day period following the acquisition of Bayou by the Company on February 20, 2009 and during the 183-day period following the acquisition of Corrpro by the Company on March 31, 2009.

(3)
Corrpro’s Canadian operations contributed $4.5 million of operating income to this segment in the nine-month period ended September 30, 2009 during the 183-day period following the acquisition of Corrpro by the Company on March 31, 2009.

(4)
Corrpro’s European operations contributed $0.5 million of operating income to this segment in the nine-month period ended September 30, 2009 during the 183-day period following the acquisition of Corrpro by the Company on March 31, 2009.

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

Overview – Consolidated Results

Key financial data for our consolidated operations was as follows (dollars in thousands):

			Increase (Decrease)
	2010	2009	$	%
Three Months Ended September 30,
Revenues	$239,585	$201,852	$37,733	18.7%
Gross profit	61,419	53,122	8,297	15.6
Gross margin	25.6%	26.3%	n/a	(0.7)
Operating expenses	34,464	35,418	(954)	(2.7)
Operating income	26,955	17,704	9,251	52.3
Operating margin	11.3%	8.8%	n/a	2.5
Net income from continuing operations attributable to common stockholders	18,826	11,793	7,033	59.6

Nine Months Ended September 30,
Revenues	$668,959	$513,060	$155,899	30.4%
Gross profit	169,298	131,711	37,587	28.5
Gross margin	25.3%	25.7%	n/a	(0.4)
Operating expenses	107,090	100,458	6,632	6.6
Operating income	62,208	31,253	30,955	99.0
Operating margin	9.3%	6.1%	n/a	3.2
Net income from continuing operations attributable to common stockholders	43,141	18,425	24,716	134.1

   Consolidated net income from continuing operations was $7.0 million, or 59.6%, higher in the third quarter of 2010 than in the third quarter of 2009. The improvement was primarily due to significant improvement in performance quarter-over-quarter by our Energy and Mining segment combined with the results generated by our North American Sewer Rehabilitation segment. For the first nine months, consolidated net income from continuing operations was $24.7 million, or 134.1%, higher than the first nine months of 2009. Again, the increase can be attributed to the improvement in Energy and Mining as well as the fact that the first nine months of 2009 included $4.5 million (net of tax benefit) of costs associated with the acquisitions of Bayou and Corrpro. The inclusion of Corrpro and Bayou for the full nine months of 2010 also contributed to the improvement in consolidated net income. Revenues during the third quarter of 2010 increased by $37.7 million, or 18.7%, compared to the prior year quarter, primarily due to our Energy and Mining and North American Sewer Rehabilitation segments. These revenue increases were partially offset by revenue declines in our European Sewer Rehabilitation and Asia-Pacific Sewer Rehabilitation segments. The decrease in revenue in our European Sewer Rehabilitation segment was due to our previously announced exit from the contracting markets in Poland, Romania and Belgium, while the revenue decline in Asia was due to project delays in Insituform-India, primarily due to project shutdowns due to the Commonwealth Games in New Delhi and a particularly severe Monsoon season. Gross profit margins in the third quarter of 2010 were lower than the margins achieved in the third quarter of 2009 primarily due to lower gross margin achieved by our North American Sewer Rehabilitation segment due to project execution issues.

Consolidated operating expenses decreased $1.0 million, or 2.7%, in the third quarter of 2010 compared to the third quarter of 2009. Operating expenses were lower in the third quarter of 2010 compared to the third quarter of 2009 in our North American Sewer Rehabilitation and European Sewer Rehabilitation segments. The decrease in our North American Sewer Rehabilitation segment was primarily due to our continued focus on operational efficiencies and resource management, and the decrease in our European Sewer Rehabilitation segment was due to the 2009 reorganization of our European business, including our exit from contracting markets in Poland, Romania and Belgium. These decreases were partially offset by an increase in operating expenses in our Energy and Mining and Asia-Pacific Sewer Rehabilitation segments. The increase in operating expense in our Energy and Mining segment was due to the inclusion of operating expenses from Bayou-Canada and Bayou Delta, which were not included in third quarter of 2009, as well as the inclusion of operating expenses from Bayou and Corrpro in the first quarter of 2010, but not in the first quarter of 2009. The increase in operating expenses in our Asia-Pacific Sewer Rehabilitation segment was due to additional project management and operational support and the addition of $0.4 million of operating expenses associated with Insituform-Singapore, which was not consolidated in the third quarter of 2009. In the third quarter of 2010, based on year-to-date results for Bayou, we revised our estimate of the Bayou earnout, which resulted in a favorable pre-tax adjustment to acquisition-related expenses of $1.7 million. We had a similar adjustment in the third quarter of 2009 that resulted in a favorable pre-tax adjustment to acquisition-related expenses of $1.6 million.

Total contract backlog decreased by $13.1 million, or 2.8%, to $454.6 million at September 30, 2010 compared to $467.7 million at September 30, 2009.

North American Sewer Rehabilitation Segment

Key financial data for our North American Sewer Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2010	2009	$	%
Three Months Ended September 30,
Revenue	$107,347	$94,858	$12,489	13.2%
Gross profit	24,019	24,082	(63)	-0.3
Gross margin	22.4%	25.4%	n/a	(3.0)
Operating expenses	12,013	13,760	(1,747)	(12.7)
Operating income	12,006	10,322	1,684	16.3
Operating margin	11.2%	10.9%	n/a	0.3

Nine Months Ended September 30,
Revenue	$296,051	$259,049	$37,002	14.3%
Gross profit	68,276	64,915	3,361	5.2
Gross margin	23.1%	25.1%	n/a	(2.0)
Operating expenses	38,916	39,071	(155)	(0.4)
Operating income	29,360	25,844	3,516	13.6
Operating margin	9.9%	10.0%	n/a	(0.1)

Revenue

Revenue increased by $12.5 million, or 13.2%, in our North American Sewer Rehabilitation segment in the third quarter of 2010 compared to the third quarter of 2009. Revenue growth was realized throughout most of our geographic markets, but in particular, in the eastern region of the United States. The increase in revenue was primarily due to additional crews, which were added in late 2009 and early 2010 due to increasing backlog levels, and to increased third party tube sales.

Revenues increased 14.3% in our North American Sewer Rehabilitation segment in the first nine months of 2010 compared to the first nine months of 2009 for the reasons described above.

Contract backlog in our North American Sewer Rehabilitation segment was $185.1 million at September 30, 2010, representing a $1.3 million, or 0.7 percent, increase from September 30, 2009.

Gross Profit and Gross Margin

Gross profit in our North American Sewer Rehabilitation segment decreased $0.1 million, or 0.3%, to $24.0 million for the third quarter 2010 compared to the same quarter of 2009. Gross margin rates decreased 300 basis points in the third quarter of 2010 compared to the third quarter of 2009, primarily due to project execution issues. Since 2009, we have been taking measures to improve our execution quality by upgrading project management talent and making process improvements. We expect margins to improve in future quarters.

In the first nine months of 2010, gross profit in our North American Sewer Rehabilitation segment increased $3.4 million, or 5.2%, compared to the first nine months of 2009. Gross margin rates decreased 200 basis points in the first nine months of 2010 compared to the same period of 2009, primarily due to $3.5 million of unfavorable adjustments as a result of project execution issues.

We believe we can continue to improve the efficiency of our operations through project management and crew training, continued improvement in the application of technologies, and enhanced logistics management. We continue to optimize our vertical integration and manufacturing capabilities through the expansion of global third-party sales efforts, and effective transfer pricing programs.

Operating Expenses

Operating expenses in our North American Sewer Rehabilitation segment decreased by $1.7 million, or 12.7%, during the third quarter of 2010 compared to the third quarter of 2009. The decrease was primarily due to a continued focus on operational efficiencies and resource management as well as lower corporate allocations due to the growth of the Energy and Mining segment. Operating expenses as a percentage of revenues were 11.2% in the third quarter of 2010 compared to 14.5% in the third quarter of 2009.

Operating expenses decreased $0.2 million, or 0.4%, in the first nine months of 2010 compared to the first nine months of 2009. Operating expenses as a percentage of revenues were 13.1% in the first nine months of 2010 compared to 15.1% in the first nine months of 2009. This decline was primarily due to the continued focus on operational efficiencies mentioned above.

Operating Income and Operating Margin

Increased revenue and lower operating expenses led to a $1.7 million, or 16.3%, increase in operating income in our North American Sewer Rehabilitation segment in the third quarter of 2010 compared to the third quarter of 2009. North American Sewer Rehabilitation operating margin increased to 11.2% in the third quarter of 2010 compared to 10.9% in the third quarter of 2009. The primary reason for the increase in operating income was the lower operating expenses described above partially offset by lower gross profit levels.

In the first nine months of 2010, operating income increased to $29.4 million compared to $25.8 million in the first nine months of 2009, a 13.6% increase. North American Sewer Rehabilitation operating margin in the first nine months of 2010 was 9.9% compared to 10.0% in the first nine months of 2009. We expect operating margins to improve in future quarters.

European Sewer Rehabilitation Segment

Key financial data for our European Sewer Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2010	2009	$	%
Three Months Ended September 30,
Revenue	$15,929	$23,152	$(7,223)	(31.2)%
Gross profit	4,831	6,212	(1,381)	(22.2)
Gross margin	30.3%	26.8%	n/a	3.5
Operating expenses	3,468	5,117	(1,649)	(32.2)
Operating income	1,363	1,095	268	24.5
Operating margin	8.6%	4.7%	n/a	3.9

Nine Months Ended September 30,
Revenue	$51,562	$62,067	$(10,505)	(16.9)%
Gross profit	14,081	16,354	(2,273)	(13.9)
Gross margin	27.3%	26.3%	n/a	1.0
Operating expenses	11,486	14,234	(2,748)	(19.3)
Operating income	2,595	2,120	475	22.4
Operating margin	5.0%	3.4%	n/a	1.6

Revenue

Revenue in our European Sewer Rehabilitation segment decreased by $7.2 million, or 31.2%, during the third quarter of 2010 compared to the third quarter of 2009. The decline was primarily due to lower contracting revenue as we exited the contracting markets in Belgium, Romania and Poland in the first quarter of 2010 as part of the previously announced reorganization of our European business. Additionally, we experienced continued market weakness in France caused by delayed municipal spending as well as timing delays of project releases in the Netherlands.

For the first nine months of 2010, revenue decreased by $10.5 million, or 16.9%, compared to the first nine months of 2009. The decrease was primarily due to lower revenues in Belgium, Romania and Poland caused by the discontinuation of contracting operations in these markets. Poor weather conditions in the first quarter of 2010 also caused a number of project delays and postponements, particularly in the Netherlands and France. Partially offsetting the decline in contracting revenue were increased third party tube sales in Europe.

Contract backlog in our European Sewer Rehabilitation segment was $26.0 million at September 30, 2010. This represented a decrease of $14.7 million, or 36.1%, compared to September 30, 2009. The decrease was principally due to our exit from the contracting markets in Poland, Romania and Belgium as well as lower backlog in France.

As previously announced, during the fourth quarter of 2009, we implemented a reorganization of our European business, whereby we decided to exit the contracting markets in Belgium, Romania and Poland. We also realigned responsibilities and combined operations, thereby reducing administrative overhead costs. The reorganization included the elimination of 34 positions throughout our operations in Europe. As part of the reorganization, we acquired the 25% minority interest in our CIPP tube manufacturing operation in the United Kingdom, which had been previously owned by Per Aarsleff A/S, a Danish company.

Gross Profit and Gross Margin

Gross profit in our European Sewer Rehabilitation segment decreased by $1.4 million, or 22.2%, during the third quarter of 2010 compared to the third quarter of 2009, primarily due to lower revenue levels and continued execution issues in France. Despite the decline in revenue, our European Sewer Rehabilitation segment experienced a 350 basis point increase in gross margin for the third quarter of 2010 compared to the prior year quarter due to pricing improvements and cost efficiencies in our European manufacturing operation.

Gross profit in our European Sewer Rehabilitation segment decreased by $2.3 million, or 13.9%, during the first nine months of 2010 compared to the first nine months of 2009. Gross margin increased by 100 basis points to 27.3% in the first nine months of 2010 compared to the first nine months of 2009. The increase was primarily due to cost efficiencies achieved through the reorganization as well as increased profits in manufacturing operations.

We expect to continue to improve the gross profit margin of our European organization as we expand third party product sales and pursue initiatives focused on generating an appropriate level of return.

 Operating Expenses

Operating expenses in our European Sewer Rehabilitation segment decreased by $1.6 million, or 32.2%, during the third quarter of 2010 compared to the third quarter of 2009. Operating expenses as a percentage of revenue decreased slightly to 21.8% for the third quarter of 2010, a reduction of 30 basis points from 22.1% for the third quarter of 2009, primarily due to our previously discussed reorganization.

Operating expenses in our European Sewer Rehabilitation segment decreased by $2.7 million, or 19.3%, during the first nine months of 2010 compared to the first nine months of 2009. Operating expenses as a percentage of revenue decreased to 22.3% in the first nine months of 2010 compared to 22.9% in the first nine months of 2009, primarily due to the reorganization mentioned above.

Operating Income and Operating Margin

Lower operating expenses, partially offset by lower gross profit, led to a $0.3 million, or 24.5%, improvement in operating income in the third quarter of 2010 compared to the third quarter of 2009. European Sewer Rehabilitation operating margin improved to 8.6% in the third quarter of 2010 compared to 4.7% in the third quarter of 2009.

Similarly, lower operating expenses, partially offset by lower gross profit, led to a $0.5 million, or 22.4%, improvement in operating income in the first nine months of 2010 compared to the first nine months of 2009. European Sewer Rehabilitation operating margin improved to 5.0% in the first nine months of 2010 compared to 3.4% in the first nine months of 2009.

Asia-Pacific Sewer Rehabilitation Segment

Key financial data for our Asia-Pacific Sewer Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2010	2009	$	%
Three Months Ended September 30,
Revenue	$8,983	$9,811	$(828)	(8.4)
Gross profit	2,973	2,614	359	13.7
Gross margin	33.1%	26.6%	n/a	6.5
Operating expenses	2,283	2,001	282	14.1
Operating income	690	613	77	12.6
Operating margin	7.7%	6.2%	n/a	1.5

Nine Months Ended September 30,
Revenue	$32,606	$22,154	$10,452	47.2%
Gross profit	7,665	6,382	1,283	20.1
Gross margin	23.5%	28.8%	n/a	(5.3)
Operating expenses	7,204	3,975	3,229	81.2
Operating income	461	2,407	(1,946)	(80.8)
Operating margin	1.4%	10.9%	n/a	(9.5)

Revenue

   Revenue in our Asia-Pacific Sewer Rehabilitation segment decreased by $0.8 million, or 8.4%, in the third quarter of 2010 compared to the third quarter of 2009. The decrease was primarily due to project delays experienced by Insituform-India. The project delays in the third quarter were due in large part to the 2010 Commonwealth Games, which were being held in India in September and October 2010. As the start of the games approached, many projects not directly related to the games were delayed. We expect the projects to resume during the fourth quarter of 2010. The reduced revenue from India was offset, in part, by growth in revenue in Insituform-Australia and the inclusion of revenue from Insituform-Singapore, which we acquired in January 2010. For the first nine months of 2010, revenues in our Asia-Pacific Sewer Rehabilitation segment increased by $10.5 million, or 47.2%, compared to the first nine months of 2009. The primary reasons for the increase were due to the inclusion of revenues from Insituform-Australia and Insituform-Hong Kong, which had not been consolidated during the first two quarters of 2009, as well as the inclusion of Insituform-Singapore. The year-to-date increases were partially offset by a revenue decline in India due to the project delays.

   Contract backlog in our Asia-Pacific Sewer Rehabilitation segment was $81.3 million at September 30, 2010. This represented a decrease of $3.2 million, or 3.8%, compared to September 30, 2009. This decrease was principally due to backlog declines in India due to work performed and additional contracts not yet secured, partially offsetting the inclusion of Singapore backlog and increased backlog in Hong Kong.

Gross Profit and Gross Margin

   Gross profit in the Asia-Pacific Sewer Rehabilitation segment increased by $0.4 million, or 13.7%, in the third quarter of 2010 compared to the third quarter of 2009. The most significant improvement was in Insituform-Hong Kong and Insituform-Australia. Our gross margin increased to 33.1% in the third quarter of 2010 compared to 26.6% in the same quarter of 2009. All areas within the Asia-Pacific Sewer Rehabilitation segment produced higher gross margins in the third quarter of 2010 compared to the prior year quarter.

    For the first nine months of 2010, gross profit was $1.3 million, or 20.1%, higher than the same period last year. However, our gross profit margin in Asia was lower in the first nine months of 2010 compared to the first nine months of 2009. This decrease was primarily due to revisions made in the cost to complete two projects in India. The main issue that caused us to revise the costs to complete for these two projects related to our resin supply. The estimates to complete were based on using a type of resin (“filled resin”) that was less expensive than other resins available (“unfilled resin”). It was believed that this less expensive resin would be available during 2010; however, this resin was not available for these projects. As a result, the operation had to use the more expensive unfilled resin. In the estimates to complete, the discount assumed from the use of the cheaper filled resin had to be removed. Additionally, the customer is requiring increased tube thickness, which is requiring the use of more resin than originally estimated. The adjustments made to the cost to complete resulted in one project being estimated to complete in a loss position. An accrual for the remaining expected loss of $0.1 million was recorded as of September 30, 2010. We do not believe that any further loss provisions will be required.

Operating Expenses

Operating expenses increased by $0.3 million, or 14.1%, in our Asia-Pacific Sewer Rehabilitation segment during the third quarter of 2010 compared to the third quarter of 2009, principally due to the inclusion of operating expenses from Insituform-Singapore, which we acquired in January 2010. Operating expenses increased by $3.2 million, or 81.2%, in our Asia-Pacific Sewer Rehabilitation segment during the first nine months of 2010 compared to the first nine months of 2009. The increase in operating expenses for the first nine months of 2010 was due to the inclusion of operating expenses from Insituform-Australia and Insituform-Hong Kong, which had not been consolidated during the first two quarters of 2009, as well as the inclusion of Insituform-Singapore.

Operating Income and Operating Margin

Higher gross profit partially offset with higher operating expenses led to a $0.1 million increase in operating income for the third quarter of 2010 compared to the third quarter of 2009. Operating margin decreased to 7.7% in the third quarter of 2010 compared to 6.2% in the third quarter of 2009. Higher operating expenses partially offset by higher gross profit led to a $2.0 million decrease in operating income for the first nine months of 2010 compared to the first nine months of 2009. Operating margin decreased to 1.4% in the first nine months of 2010 compared to 10.9% in the first nine months of 2009.

Water Rehabilitation Segment

Key financial data for our Water Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2010	2009	$	%
Three Months Ended September 30,
Revenue	$4,445	$4,289	$156	3.6%
Gross profit (loss)	(10)	220	(230)	(104.5)
Gross margin	(0.2)%	5.1%	n/a	(5.3)
Operating expenses	487	554	(67)	(12.1)
Operating loss	(497)	(334)	(163)	(48.8)
Operating margin	(11.2)%	(7.8)%	n/a	(3.4)

Nine Months Ended September 30,
Revenue	$11,770	$8,740	$3,030	34.7%
Gross profit (loss)	808	(35)	843	2408.6
Gross margin	6.9%	(0.4)%	n/a	7.3
Operating expenses	1,493	2,336	(843)	(36.1)
Operating loss	(685)	(2,371)	1,686	71.1
Operating margin	(5.8)%	(27.1)%	n/a	21.3

Revenue

Revenue for our Water Rehabilitation segment increased to $4.4 million in the third quarter of 2010 from $4.3 million in the prior year quarter. Revenue for the third quarter of 2010 was in line with the third quarter of 2009. Revenue in the third quarter of 2010, however, was below our expectation due to project delays in the United States and Asia. For the first nine months of 2010, revenue increased $3.0 million, or 34.7%, compared to the first nine months of 2009, primarily due to the completion of a number of projects in North America during the first half of 2010.

   Our Water Rehabilitation segment contract backlog decreased $1.6 million, or 13.3%, to $5.9 million at September 30, 2010 compared to $7.5 million at September 30, 2009. Despite the decrease this quarter, we anticipate growth in backlog over the coming quarters.

Gross Profit (loss) and Gross Margin

   During the third quarter of 2010, gross profit in our Water Rehabilitation segment decreased $0.2 million compared to the third quarter of 2009. In addition, our gross margin percentage decreased to (0.2)% for the third quarter of 2010 compared to 5.1% for the third quarter of 2009. The decrease in gross profit in the third quarter of 2010, compared to the third quarter of 2009, was due to lower margin project work being completed in the United States, coupled with higher labor costs on certain Asian projects due to delays. Gross profit during the first nine months of 2010 increased $0.9 million compared to the first nine months of 2009. Our gross margin increased during the first nine months of 2010 to 6.9% compared to the (0.4)% achieved during the first nine months of 2009, which was due to the completion of a number of projects in North America. Our water rehabilitation business is still in a growth stage. We have successfully completed small- and medium-diameter work and continue to develop our large diameter capability in the market.

Operating Expenses

   Operating expenses in our Water Rehabilitation segment decreased by $0.7 million, or 12.1%, in the third quarter of 2010 compared to the third quarter of 2009. Operating expenses as a percentage of revenue declined to 11.0% in the third quarter of 2010 compared to 12.9% in the third quarter of 2009. For the first nine months of 2010, operating expenses decreased by $0.8 million, or 36.1%, compared to the first nine months of 2009, primarily due to combining operations and project management resources with our North American Sewer Rehabilitation operation during the second half of 2009. Operating expenses as a percentage of revenue declined to 12.7% in the first nine months of 2010 compared to 26.7% in the first nine months of 2009.

Operating Loss and Operating Margin

   Operating loss in this segment was $0.5 million in the third quarter of 2010 compared to a loss of $0.3 million in the third quarter of 2009. Operating loss for the first nine months of 2010 was $0.7 million compared to a loss of $2.4 million during the first nine months of 2009. The overall reduction in the operating loss in the nine-month period ended September 30, 2010 was primarily due to better project execution in the North America region during the first half of 2010.

Energy and Mining Segment

Key financial data for our Energy and Mining segment was as follows (dollars in thousands):

			Increase (Decrease)
	2010	2009	$	%
Three Months Ended September 30,
Revenue	$102,881	$69,742	$33,139	47.5%
Gross profit	29,606	19,994	9,612	48.1
Gross margin	28.8%	28.7%	n/a	0.1
Operating expenses	16,213	13,986	2,227	15.9
Operating income	13,393	6,008	7,385	122.9
Operating margin	13.0%	8.6%	n/a	4.4

Nine Months Ended September 30,
Revenue	$276,970	$161,050	$115,920	72.0%
Gross profit	78,468	44,095	34,372	78.0
Gross margin	28.3%	27.4%	n/a	0.9
Acquisition-related expenses	(1,700)	6,619	(8,319)	(125.7)
Operating expenses	49,691	34,223	15,468	45.2
Operating income	30,477	3,253	27,224	836.9
Operating margin	11.0%	2.0%	n/a	9.0

Revenue

   Revenue in our Energy and Mining segment increased by $33.1 million, or 47.5%, in the third quarter of 2010 compared to the third quarter of 2009. This increase was primarily due to significant growth in our pipe coating and Titeliner® businesses. Our Energy and Mining segment is active in six primary geographic regions: the United States, Canada, Mexico, South America, the Middle East and Europe, and includes pipeline rehabilitation, pipe coating, design and installation of cathodic protection systems and welding services. During the third quarter of 2010, each of these six geographic regions experienced growth in revenue. Unlike our sewer rehabilitation segments and our Water Rehabilitation segment, revenue in our Energy and Mining segment is responsive to market conditions in the oil, gas and mining industries. Portions of our Energy and Mining segment are somewhat insulated from market downturns as they are not entirely dependent on new pipelines or expansion, but rather on rehabilitation and the opportunity for our customers to gain increased utilization and capacity through existing assets.

   For the first nine months of 2010, results for our Energy and Mining segment included three full quarters of results for our Bayou and Corrpro businesses in 2010, compared to only 222 days for Bayou and 183 days for Corrpro in the first nine months of 2009. Revenues in our Energy and Mining segment increased from $161.1 million to $277.0 million for the first nine months of 2010 compared to the prior year period, a 72.0% increase.

   Contract backlog in our Energy and Mining segment at September 30, 2010 was $156.3 million, an increase of $5.1 million, or 3.4%, compared to September 30, 2009. We believe the business environment for our Energy and Mining segment is steady for the short-term. However, we are seeing short-term lulls in availability of large diameter pipe coating projects.  Beyond the short-term, we see market opportunities on a global basis for each of our business lines and positive growth trends due to strong oil, gas and mining commodity markets.

Gross Profit and Gross Margin

   Gross profit in our Energy and Mining segment increased $9.6 million, or 48.1%, in the third quarter of 2010 compared to the prior year quarter. Gross margin percentages were strong in all areas of our Energy and Mining segment, most notably our pipe coating businesses. For the first nine months of 2010, gross profit increased $34.4 million, or 78.0%, from the first nine months of 2009. As discussed in the revenue section above, the increase was primarily due to the fact that results for the first nine months of 2010 included three full quarters of results for our Bayou and Corrpro businesses in 2010, compared to only 222 days for Bayou and 183 days for Corrpro in the first nine months of 2009.

Operating Expenses

   Operating expenses in our Energy and Mining segment increased by $2.2 million, or 15.9%, in the third quarter of 2010 compared to the third quarter of 2009. The increase in operating expenses for the third quarter of 2010 was attributable to the inclusion of operating expenses related to expansion of our service offerings within the Energy and Mining segment as well as a higher corporate allocation due to the growth within this segment. In the third quarter of 2010, based on year-to-date results for Bayou, we revised our estimate of the Bayou earnout, which resulted in a favorable pre-tax adjustment to acquisition-related expenses of $1.7 million. We had a similar adjustment in the third quarter of 2009 that resulted in a favorable pre-tax adjustment to acquisition-related expenses of $1.6 million. For the first nine months of 2010, operating expenses increased $15.5 million compared to the first nine months of 2009. This increase in operating expenses was attributable to the inclusion of operating expenses for Bayou and Corrpro for the entire nine-month period in 2010 and the inclusion of operating expenses related to expansion of our service offerings within the Energy and Mining segment. As a percentage of revenues, operating expenses were 15.8% in the third quarter of 2010 compared to 20.1% in the third quarter of 2009, and 17.9% in the nine-month period ended September 30, 2010 compared to 21.2% in the nine-month period ended September 30, 2009.

Operating Income and Operating Margin

   Operating income increased $7.4 million, or 122.9%, in the third quarter of 2010 compared to the third quarter of 2009 primarily due to increased revenues and gross margins. Operating margin was 13.0% in the third quarter of 2010 compared to 8.6% in the third quarter of 2009.

   Operating income in the first nine months of 2010 was $30.5 million compared to $3.3 million in the first nine months of 2009. Operating margin improved to 11.0% in the first nine months of 2010 compared to 2.0% in the same period of 2009. The increase in the first nine months of 2010 compared to the prior year period was partially due to the absence of acquisition-related expenses, which were recorded in the prior year period in connection with our acquisitions of Bayou and Corrpro.

Other Income (Expense)

Interest Income

Interest income was $0.1 million in the third quarter of 2010 and 2009. Interest income was $0.2 million for the first nine months of 2010, a decrease of $0.1 million from the prior year period. The decrease for the nine-month period was primarily driven by lower interest rates and investments from the prior year.

Interest Expense

Interest expense decreased by $0.4 million in the third quarter of 2010 compared to the prior year quarter due to lower variable interest rates on our decreasing outstanding term loan balance. Interest expense was $6.2 million and increased by $0.4 million in the first nine months of 2010 compared to the prior year period. The increase in interest expense was due to the additional borrowings under the credit facility as discussed under “–– Long-Term Debt” related to the Corrpro and Bayou acquisitions made in the first quarter of 2009.

Other Income

Other income decreased by $0.3 million in the third quarter of 2010 compared to the same period in 2009. Other income decreased by $0.6 million in the first nine months of 2010 compared to the same period in 2009. The primary component of other income (loss) in the first nine months of 2010 included a gain of $0.02 million on the disposition of excess property and equipment. Likewise, losses of $(0.2) million were recorded on dispositions of excess property and equipment in the first nine months of 2009.

Taxes on Income

    Taxes on income increased $3.0 million and $9.9 million in the third quarter and first nine months of 2010, respectively, as compared to the prior year periods, primarily due to improved operating results. Our effective tax rate was 31.5% and 31.3% in the third quarter and first nine months of 2010, respectively, compared to 31.1% and 29.1% in the corresponding periods in 2009. The increase in the 2010 effective tax rate was driven by a mix of income in higher tax jurisdictions.

   The majority of the variance in the effective tax rate for the respective quarters was attributable to the mix of pre-tax income among tax jurisdictions with varying tax rates.

Equity in Earnings of Affiliated Companies, Net of Tax

Equity in earnings of affiliated companies, net of tax, was $2.8 million and $1.0 million in the third quarter of 2010 and 2009, respectively. Equity in earnings of affiliated companies in the first nine months of 2010 and 2009 was $5.5 million and $0.7 million, respectively. The increase during the third quarter and first nine months of 2010 compared to the prior year periods was due to improvement in the results from our Bayou pipe coating joint venture in Baton Rouge, which has recovered from weak market conditions and low backlog that persisted during much of 2009. Additionally, a favorable income tax adjustment of $1.7 million also impacted our German joint venture in the first nine months of 2010 due to revisions of prior period tax rates. At September 30, 2010, the German joint venture had record contract backlog, which should enable continued improved profitability in the coming quarters. During the first nine months of 2009, equity in earnings (losses) of affiliated companies included $(0.3) million related to Insituform-Hong Kong and Insituform-Australia, which were unconsolidated entities during the first six months of 2009.

Noncontrolling Interests

Income attributable to noncontrolling interests was $(1.2) million and $(0.1) million in the third quarters of 2010 and 2009, respectively. For the nine-month periods ended September 30, 2010 and 2009, income attributable to noncontrolling interests was $(1.0) million. The results were related to the 49.5% interest in the net income of the contractual joint ventures in India held by Subhash Projects and Marketing, Ltd., and the non-controlling interest in net income of our United Pipeline Systems joint venture in Mexico and our consolidated Bayou joint ventures.

Loss from Discontinued Operations, Net of Tax

   Losses from discontinued operations, net of income taxes, were $(0.02) million and $(2.6) million in the third quarters of 2010 and 2009, respectively. Losses from discontinued operations, net of income taxes, were $(0.1) million and $(3.9) million in the first nine months of 2010 and 2009, respectively. The results in discontinued operations were due to the winding down of our tunneling business, which was shut down in March 2007. The losses and expenses in this segment were primarily related to legal expenses with respect to certain final tunneling matters. All tunneling projects have been completed. In the second quarter of 2009, we took a $0.9 million write-down associated with the settlement of a previously recorded claim, which resulted in a reversal of $0.6 million in previously recorded revenues. At September 30, 2010, receivables, including retention, totaled $1.2 million. This amount is being held pending the final close-out of two projects. While there can be no certainty, these matters are expected to be concluded in the next twelve months and we believe that the receivables will be collected. Approximately $1.3 million in equipment relating to discontinued operations remained as of September 30, 2010, and we continue to pursue the sale of the equipment through a variety of sources.

Contract Backlog

Contract backlog is our expectation of revenues to be generated from received, signed and uncompleted contracts, the cancellation of which are not anticipated at the time of reporting. Contract backlog excludes any term contract amounts for which there is not specific and determinable work released and projects where we have been advised that we are the low bidder, but have not formally been awarded the contract. The following table sets forth our consolidated backlog by segment (in millions):

Backlog	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009

North American Sewer Rehabilitation	$185.1	$206.6	$208.6	$180.9	$183.8
European Sewer Rehabilitation	26.0	22.7	24.7	37.2	40.7
Asia-Pacific Sewer Rehabilitation	81.3	76.0	73.3	57.4	84.5
Water Rehabilitation	5.9	8.8	2.9	7.7	7.5
Energy and Mining	156.3	161.1	187.6	180.2	151.2
Total	$454.6	$475.2	$497.1	$463.4	$467.7

   Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Liquidity and Capital Resources

Cash and Equivalents

	September 30, 2010	December 31, 2009
	(in thousands)
Cash and cash equivalents	$98,230	$106,064
Restricted cash	657	1,339

Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments in Europe.

Sources and Uses of Cash

   We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, working capital and debt servicing. During the first nine months of 2010, capital expenditures were primarily for equipment for Bayou Delta, crew expansion in our North American Sewer Rehabilitation segment and supporting our growth in the Asia-Pacific market. We expect capital expenditures to trend lower in the fourth quarter of 2010 compared to the first three quarters of 2010; however, we expect capital expenditures to increase year-over-year as a result of growth in our Asia-Pacific and Energy and Mining businesses and as a result of adding crew resources in North America. At this time, we anticipate slightly lower levels of capital expenditures in 2011.

   Our primary source of cash is operating activities. We occasionally borrow under our line of credit to fund operating activities, including working capital investments. Information regarding our cash flows for 2010 and 2009 is discussed below and is presented in our consolidated statements of cash flows contained in this Report. Operating cash flow in the first nine months of 2010 improved over the prior year period primarily as a result of improved profitability offset by an increase in receivables, retainage and costs and estimated earnings in excess of billings. This increase in receivables, retainage, and costs and estimated earnings in excess of billings was due to increased revenues as well as a slight increase in days sales outstanding (referred to as DSOs). Our current cash flow, coupled with existing cash balances and other resources, should be sufficient to fund our ongoing operations in the next twelve months.

   We completed a secondary public offering of our common stock in February 2009, from which we received net proceeds of $127.8 million. These proceeds were used to pay the purchase price for our acquisition of selected assets and liabilities of Bayou and the noncontrolling interests of certain subsidiaries of Bayou.

Cash Flows from Operations

   Cash flows from continuing operating activities provided $28.7 million in the first nine months of 2010 compared to $33.4 million provided in the first nine months of 2009. The decrease in operating cash flow from 2010 to 2009 was primarily related to increased receivables discussed above. Partially offsetting the decrease was increased earnings and additional depreciation and amortization. Depreciation and amortization was $3.0 million higher in the first nine months of 2010 compared to the first nine months of 2009.

   We used $44.4 million in the first nine months of 2010 compared to $10.7 million in the first nine months of 2009 in relation to working capital. The largest component of our working capital during the first nine months of 2010 was the use of $41.5 million for accounts receivable, retainage and cost and estimated earnings in excess of billings. Our DSOs from continuing operations increased by seven days to 102 at September 30, 2010 from 95 at December 31, 2009. DSOs have generally increased over the last two years. Additionally, we used $8.5 million for inventories, while accounts payable provided $7.0 million. Finally, payment cycles have generally lengthened. Notwithstanding these issues, we have redoubled our efforts to reduce DSOs in an effort to facilitate improvements in liquidity.

   Unrestricted cash decreased to $98.2 million at September 30, 2010 from $106.1 million at December 31, 2009. The liquidation of our discontinued operations used $0.4 million in the first nine months of 2010 compared to $1.6 million provided in the first nine months of 2009.

Cash Flows from Investing Activities

   Investing activities from continuing operations used $30.7 million and $220.0 million in the first nine months of 2010 and 2009, respectively. We used $28.6 million in cash for capital expenditures in the first nine months of 2010 compared to $15.8 million in the first nine months of 2009. Capital expenditures were primarily for an increase in crews in our North American Sewer Rehabilitation segment, growth of our Asia-Pacific Sewer Rehabilitation segment and equipment purchases within our Energy and Mining segment for our Bayou Delta operation. Capital expenditures in the first nine months of 2010 and 2009 were partially offset by $0.4 million and $0.9 million, respectively, in proceeds received from asset disposals. In the first nine months of 2010 and 2009, $1.1 million and $1.3 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenditures. In addition, we used $1.3 million to acquire our licensee in Singapore. In the first nine months of 2009, we used $209.7 million, net of cash acquired, to acquire Bayou and Corrpro. The investing activities of our discontinued operations had no activity during the first nine months of 2010 compared to $0.8 million provided in the first nine months of 2009. In 2010, we expect to spend approximately $35.0 million on capital expenditures.

Cash Flows from Financing Activities

   Cash flows from financing activities from continuing operations used $5.3 million in the first nine months of 2010 compared to $169.8 million provided in the first nine months of 2009. In the first nine months of 2010, we received $1.7 million from the holders of the noncontrolling interests in Bayou Delta. Additionally, we distributed $0.4 million of income to our non-controlling interests partners. In the first nine months of 2009, we received proceeds of $50.0 million from a term loan. In addition, we received $127.8 million from our public offering of common stock.

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

   At our election, borrowings under the Credit Facility bear interest at either (i) a fluctuating rate of interest equal on any day to the higher of Bank of America, N.A.’s announced prime rate, the Federal Funds Rate plus 0.50% or the one-month LIBOR plus 1.0%, plus in each case a margin ranging from 1.75% to 3.00%, or (ii) rates of interest fixed for one, two, three or nine months at the British Bankers Association LIBOR Rate for such period plus a margin ranging from 2.75% to 4.00%. The applicable margins are determined quarterly based upon our consolidated leverage ratio. The current annualized rate on outstanding borrowings under the Credit Facility at September 30, 2010 was 3.27%.

   The Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. The Credit Facility also provides for events of default, including, in the event of non-payment or certain defaults under other outstanding indebtedness. The Company was in compliance with each of these covenants at September 30, 2010.

   In connection with our acquisition of Corrpro on March 31, 2009, we borrowed the entire amount of the term loan of $50.0 million and approximately $7.5 million under the revolving line of credit, which was subsequently repaid. See Note 5 to the consolidated financial statements contained in this report for more information.

   As of September 30, 2010, we had $16.5 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, (i) $12.5 million was collateral for the benefit of certain of our insurance carriers, (ii) $1.7 million was collateral for work performance obligations and (iii) $2.3 million was for security in support of working capital needs of Insituform-India and the working capital and performance bonding needs of Insituform-Australia and Insituform-Hong Kong.

   Our total indebtedness at September 30, 2010 consisted of the Company’s $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013, $35.0 million of the original $50.0 million term loan and $1.7 million of third party notes and other bank debt. In connection with the formation of Bayou-Canada, we and Perma-Pipe Inc. loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Of such amount, $3.9 million is included in our consolidated financial statements as third-party debt. Under the terms of the Senior Notes, Series 2003-A, prepayment could cause us to incur a “make-whole” payment to the holder of the notes. At September 30, 2010, this make-whole payment would have approximated $8.2 million.

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

    The following table provides a summary of our contractual obligations and commercial commitments as of September 30, 2010 and includes cash obligations related to principal outstanding under existing debt agreements and operating leases (in thousands):

Payments Due by Period
Cash Obligations(1)(2)(3)(4)(5)	Total	2010	2011	2012	2013	2014	Thereafter

Long-term debt	$104,087	$2,500	$10,000	$26,587	$65,000	$-	$-
Interest on long-term debt	14,693	2,484	5,458	4,626	2,125	-	-
Operating leases	35,815	4,535	11,660	7,927	5,842	3,394	2,457
Total contractual cash obligations	$154,595	$9,519	$27,118	$39,140	$72,967	$3,394	$2,457

___________________

(1)
Cash obligations are not discounted. See Notes 5 and 7 to the unaudited consolidated financial statements contained in this report regarding our long-term debt and credit facility and commitments and contingencies, respectively.

(2)
We borrowed the entire amount of the $50.0 million term loan upon inception, of which $35.0 million was outstanding at September 30, 2010. We also had $16.5 million for non-interest bearing letters of credit outstanding as of September 30, 2010, $12.5 million of which was collateral for insurance, $1.7 million of which was collateral for work performance obligations and $2.3 million of which was for security in support of working capital and performance bonding needs for our operations in India, Australia and Hong Kong.

(3)
Liabilities related to Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, have not been included in the table above because we are uncertain as to if or when such amounts may be settled.

(4)	There were no material purchase commitments at September 30, 2010.

(5)	The Corrpro pension funding was excluded from this table as the amounts are immaterial.

Off-Balance Sheet Arrangements

   We use various structures for the financing of operating equipment, including borrowings, operating and capital leases, and sale-leaseback arrangements. All debt is presented in the balance sheet. Our contractual obligations and commercial commitments are disclosed above. We also have exposure under performance guarantees by contractual joint ventures and indemnification of our surety. However, we have never experienced any material adverse effects to our consolidated financial position, results of operations or cash flows relative to these arrangements. At September 30, 2010, our maximum exposure to our joint venture partner’s proportionate share of performance guarantees was $0.7 million. All of our unconsolidated joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 7 to our consolidated financial statements contained in this report regarding commitments and contingencies.

Goodwill

   Under FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”), we assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Our most recent annual assessment was performed on October 1, 2009. Factors that could potentially trigger an impairment review include (but are not limited to):

•	significant underperformance of a segment relative to expected, historical or projected future operating results;
•	significant negative industry or economic trends;
•	significant changes in the strategy for a segment including extended slowdowns in the sewer rehabilitation market; and
•	a decrease in our market capitalization below our book value for an extended period of time.

   The following table presents a reconciliation of the beginning and ending balances of our goodwill at September 30, 2010 and December 31, 2009 (in millions):

	September 30, 2010	December 31, 2009
Beginning balance January 1,	$180.5	$123.0
Additions to goodwill through acquisitions(1)	1.6	57.5
Other changes (2)	–	–
Goodwill at end of period	$182.1	$180.5
__________

(1)
During 2010, we recorded goodwill of $1.6 million related to the acquisition of Insituform-Singapore. During 2009, we recorded goodwill of $54.1 million related to the acquisitions of Bayou and Corrpro and $3.4 million related to the acquisition of our joint venture partner’s interests in Insituform-Australia and Insituform-Hong Kong.

(2)	We do not have any accumulated impairment charges.

   Our recorded goodwill by reporting segment was as follows at September 30, 2010 and December 31, 2009 (in millions):

	September 30, 2010	December 31, 2009
North American Sewer Rehabilitation	$102.3	$102.3
European Sewer Rehabilitation	19.8	19.8
Asia-Pacific Sewer Rehabilitation	5.0	3.4
Energy and Mining	55.0	55.0
Total goodwill	$182.1	$180.5

   No goodwill was recorded for the Water Rehabilitation segment at September 30, 2010. In accordance with the provisions of FASB ASC 350, we determined the fair value of our reporting units at the annual impairment assessment date and compared such fair value to the carrying value of those reporting units to determine if there was any indication of goodwill impairment. During the first nine months of 2010, we did not have any triggering events that required us to conduct an interim impairment assessment. Our reporting units for purposes of assessing goodwill are North American Sewer Rehabilitation, European Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation, UPS, Bayou and Corrpro.

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

   Given the continued distressed global market and economic conditions, we carefully considered whether an interim assessment of our goodwill was necessary during the nine-month period ended September 30, 2010. In management’s judgment, we do not believe conditions existed that indicated the fair value of our reporting units was below their carrying value at September 30, 2010. Accordingly, an interim impairment assessment was not performed. A future decline in the fair value of North American Sewer Rehabilitation, European Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation or Energy and Mining operations could lead to impairment of their respective goodwill balances. The recorded goodwill related to the Asia-Pacific Sewer Rehabilitation segment is the result of our recent acquisitions of Insituform-Hong Kong, Insituform-Australia and Insituform-Singapore (see Note 1 to our consolidated financial statements contained in this report). The recorded goodwill related to our Energy and Mining segment is the result of our recent acquisitions of Bayou and Corrpro (see Note 1 to our consolidated financial statements contained in this report). While not currently anticipated, any significant deterioration in the earnings of those businesses compared to the forecasted earnings assumptions used in the determination of their fair value could lead to the need for us to assess the recoverability of the recorded goodwill and potential impairment.

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

Interest Rate Risk

   The fair value of our cash and short-term investment portfolio at September 30, 2010 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

   Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable. At September 30, 2010 and December 31, 2009, the estimated fair value of our long-term debt was approximately $110.1 million and $114.5 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at September 30, 2010 would result in a $0.4 million increase in interest expense. The increase in interest expense would be offset by the interest rate swap agreement discussed below.

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

Foreign Exchange Risk

   We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At September 30, 2010, a substantial portion of our cash and cash equivalents were denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $6.1 million impact to our equity through accumulated other comprehensive income.

   In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At September 30, 2010, we have foreign currency hedge instruments outstanding. See Note 8 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

Item 4.   Controls and Procedures

   Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2010. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

    There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The U.S. governmental and regulatory response to the Deepwater Horizon rig explosion and resulting oil spill could adversely impact our U.S. operations.

    The April 20, 2010 Deepwater Horizon drilling rig explosion and the related oil spill in the Gulf of Mexico has significantly and adversely disrupted oil and gas exploration activities in the Gulf of Mexico. On May 28, 2010, the United States Department of the Interior issued an order imposing a six-month moratorium on all offshore deepwater drilling projects. On October 12, 2010, the Department of the Interior announced it was lifting the moratorium. Although the moratorium has been lifted, the conditions for lifting the moratorium, the adoption of new safety requirements and policies regarding the approval of drilling permits, and the restrictions on development and production activities in the Gulf of Mexico could continue to have a significant impact on the offshore exploration and production industry and companies that serve that industry. Our Energy and Mining segment provides services to this region. Although we cannot predict the long-term impact on our U.S. operations, a reduction in demand for the Company’s services in this region could have an adverse impact on certain segments of our business.

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

Date: October 27, 2010

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