Form 10-K
period 2010-12-31
INSITUFORM TECHNOLOGIES INC
filed 2011-02-28
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    __________________     to  ____________________

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
Large accelerated ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010: $803,519,488

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Class A common shares, $.01 par value, as of February 21, 2011:  39,401,362 shares
DOCUMENTS INCORPORATED BY REFERENCE

As provided herein, portions of the documents below are incorporated by reference:

Document                                                                                                                                 Part – Form 10-K
Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders                                                                                                                       Part III

 Note About Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in this Annual Report on Form 10-K that represent the Company’s beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to the Company and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of this Annual Report on Form 10-K for the year ended December 31, 2010. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by the Company from time to time in its periodic filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by the Company in this Annual Report on Form 10-K are qualified by these cautionary statements.

PART I
Item 1.  Business.

Overview

We are a leading worldwide provider of proprietary technologies and services for rehabilitating sewer, water, energy and mining piping systems and the corrosion protection of industrial pipelines. We offer one of the broadest portfolios of cost-effective solutions for rehabilitating aging or deteriorating pipelines and protecting new pipelines from corrosion. Our business activities include research and development, manufacturing, distribution, installation, coating and insulation, cathodic protection and licensing. Our products and services are currently utilized and performed in more than 70 countries across six continents. We believe that the depth and breadth of our products and services platform make us a leading “one-stop” provider for the world’s pipeline rehabilitation and protection needs.

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

We were incorporated in Delaware in 1980, under the name Insituform of North America, Inc. We were originally formed to act as the exclusive licensee of the Insituform® cured-in-place pipe (“CIPP”) process in most of the United States. When we acquired our licensor in 1992, our name changed to Insituform Technologies, Inc. Around that same time, we also acquired United Pipeline Systems Inc. through which we provide polyethylene pipe lining solutions. Our business model has evolved from purely licensing technology and manufacturing materials to performing the entire Insituform® CIPP process and other trenchless technologies and rehabilitating and performing corrosion protection services for industrial pipelines in most geographic locations. Our business has also incorporated extensive research and development activities.

Recent Acquisitions/Strategic Initiatives

In early 2009, we expanded our operations in the energy and mining sector to include pipe coating and cathodic protection services. On February 20, 2009, we acquired the business of The Bayou Companies, LLC and its related entities (“Bayou”). Our Bayou business provides cost-effective solutions to energy and infrastructure companies primarily in the Gulf of Mexico and North America. Bayou’s products and services include internal and external pipeline coating, lining, weighting and insulation. Bayou also provides specialty fabrication and services for offshore deepwater installations, including project management and logistics.

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

On October, 30, 2009, we expanded our coating and insulation services in Canada with our acquisition of the pipe coating and insulation facility and related assets of Garneau, Inc., through our joint venture Bayou Perma-Pipe Canada, Ltd. (“BPPC”). We hold a fifty-one percent (51%) majority interest in BPPC. BPPC serves as our pipe coating and insulation operations in Canada.

On December 3, 2009, we acquired the twenty-five percent (25%) noncontrolling interest in our European CIPP tube manufacturing operation, now known as Insituform Linings Limited (“Insituform Linings”) that had been owned by Per Aarsleff A/S, a Danish company. Insituform Linings manufactures CIPP tube for our European sewer rehabilitation operation and third-party sales.

On January 29, 2010, we acquired our Singapore CIPP licensee, Insitu Envirotech (S.E. Asia) Pte Ltd (“Insituform-Singapore”), in order to expand our Singapore operations. Insituform-Singapore performs sewer rehabilitation services in Southeast Asia.

In February 2010, we expanded our pipe coating services through the formation of Delta Double Jointing L.L.C. (“Bayou Delta”) through which we offer pipe jointing and other services for the steel-coated pipe industry. The Company, through its Bayou subsidiary, owns a fifty-nine percent (59%) ownership interest in Bayou Delta with the remaining forty-one percent (41%) ownership belonging to Bayou Coating, L.L.C. (“Bayou Coating”), which the Company, through its Bayou subsidiary, holds a forty-nine percent (49%) equity interest.

   As used in this Annual Report on Form 10-K, the terms “Company” and “Insituform Technologies” refer to Insituform Technologies, Inc. and, unless the context otherwise requires, its direct and indirect wholly-owned subsidiaries.

Available Information

Our website is www.insituform.com. We make available on this website under “Investors – SEC,” free of charge, our proxy statements used in conjunction with stockholder meetings, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and Section 16 beneficial ownership reports (as well as any amendments to those reports) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and senior financial employees, our Code of Conduct applicable to all of our officers, directors and employees, our Corporate Governance Guidelines and our Board committee charters are available, free of charge, on our website under “Investors – Corporate Governance.” In addition, paper copies of these documents will be furnished to any stockholder, upon request, free of charge.

Technologies

Sewer and Water Rehabilitation

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

Our iPlus Infusion® Process is a trenchless method used for the rehabilitation of small-diameter sewer pipelines, whereby a felt liner is continuously impregnated with liquid, thermosetting resin through a proprietary process, after which the liner is pulled into the host pipe, inflated with air and cured with steam.

Our iPlus® Composite Process is a trenchless method used for the rehabilitation of large-diameter sewer pipelines, where the felt liner is reinforced with carbon or glass fiber, impregnated with liquid, thermosetting resin, inverted into place and cured with hot water or steam.

Our InsituMain® System is a cured-in-place pipe solution for pressure pipes. The InsituMain® System is for water mains and force mains up to 54-inches in diameter, can negotiate bends and is pressure-rated up to 150+ psi. The InsituMain® System has also been certified as complying with ANSI/NSF Standard 61.

Our InsituGuard®, InsituFlex® and InsituFold® Processes are methods of rehabilitating transmission and distribution water mains using high-density polyethylene liners (“HDPE”). Inserted into a new or existing pipeline by our proprietary installation processes, the liners are continuous and installed tightly against the inner wall of the host pipe, thereby isolating the flow stream from the host pipe wall and eliminating internal corrosion.

Our Thermopipe® Lining System is a polyester-reinforced polyethylene lining system for the rehabilitation of distribution water mains. The factory-folded “C” shape liner is winched into the host pipe from a reel and reverted with air and steam. Once inflated and heated, the liner forms a close-fit within the host pipe, creating a jointless, leak-free lining system.

Our iTAP® Process is a robotic method for reinstating service connections from inside a relined pipe. Traditionally, service connections are restored by excavating each service connection when a water distribution main is renewed with a trenchless process. The iTAP® process provides a non-disruptive solution to reconnect service lines from inside a relined pipe.

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

In Europe, our UV/Glass Lining System is a cured in place pipe solution for small- to medium-diameter pipes utilizing a glass fiber tube that is impregnated with a resin sensitive to ultraviolet light or steam curing. The tube is inverted into the host pipe, inflated by air and cured via an ultraviolet light source or steam.

Pipeline System Rehabilitation and Protection – Energy and Mining

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

The Fusion-Bonded Epoxy Process utilizes heat to melt a dry powder fusion-bonded epoxy coating material into liquid form. The liquid material wets and flows onto the steel pipe and solidifies through a process called cross-linking. Once cooled, this “fusion-bonded” epoxy cannot return to its original state and forms a corrosion protection barrier on the interior or exterior surface of the pipe.

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

Operations

We have five principal operating segments: North American Sewer Rehabilitation, European Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation, Water Rehabilitation and Energy and Mining. These segments have been determined based on the types of products sold and services performed by each segment, as well as geographic region, and each is regularly reviewed and evaluated separately. Our services are utilized by municipal and industrial entities to improve or maintain existing pipelines, to construct or expand operating capabilities and to comply with health, safety and environmental regulations.

Our operations are generally project-oriented. Projects may range in duration from just a few days to several years, which can be performed as one-time contracts or as part of longer term agreements. These contracts are usually obtained through competitive bidding or negotiations and require performance at a fixed price or time and materials basis. A majority of our sewer and water rehabilitation installation projects are performed under contracts with municipal entities while our energy and mining projects are generally performed under contracts with industrial entities. Independent contractors may be utilized to perform portions of the work on any given project that we provide.

Sewer Rehabilitation Operations

Our sewer rehabilitation activities are conducted principally through installation and other construction operations performed directly by us or our subsidiaries. In certain geographic regions, we have granted licenses to unaffiliated companies. As described under “Ownership Interests in Operating Licensees and Joint Ventures” below, we also have entered into contractual joint ventures from time to time to capitalize on our trenchless rehabilitation processes. Under these contractual joint venture relationships, work is bid by the joint venture entity and subcontracted to the joint venture partners or to third parties. The joint venture partners are primarily responsible for their subcontracted work, but both joint venture partners are liable to the customer for all of the work. Revenues and associated costs are recorded using percentage-of-completion accounting for our subcontracted portion of the total contract only. Our principal sewer rehabilitation activities are conducted in North America directly by us or through our wholly-owned subsidiaries. Our North American Sewer Rehabilitation operations, including research and development, engineering, training and financial support systems, are headquartered in Chesterfield, Missouri. During 2010, tube manufacturing and processing facilities for North America were maintained in nine locations, geographically dispersed throughout the United States and Canada.

We conduct Insituform® CIPP process rehabilitation operations worldwide through our wholly-owned subsidiaries and through direct and indirect joint venture relationships. We announced the decision to close our operations in Belgium, Poland and Romania during the fourth quarter of 2009 as part of our European restructuring activities, which has allowed us to concentrate our resources in geographies where we believe that we can realize a desired return on our investment. The results from these operations are included in our European Sewer Rehabilitation and Asia-Pacific Sewer Rehabilitation operating segments, as appropriate. We utilize multifunctional robotic devices developed by our French subsidiary in connection with the inspection and repair of pipelines. We also maintain a manufacturing facility in Wellingborough, United Kingdom to support our European operation, which is headquartered near Paris, France.

Water Rehabilitation Operations

In addition to sewer rehabilitation, we have performed water rehabilitation operations since 2006 using our Insituform Blue® product portfolio. Under the Insituform Blue® brand, we restore water pipes using our InsituMain®, InsituGuard®, InsituFlex®, InsituFold® and Thermopipe® lining systems throughout North America, Australia, the United Kingdom and Hong Kong through our existing operations.

Energy and Mining Operations

Our energy and mining operations perform rehabilitation and corrosion protection services for industrial, mineral, oil and gas piping systems and structures. We also offer products for gas release and leak detection systems. Our worldwide energy and mining operations are headquartered in Chesterfield, Missouri. These operations are conducted through our United Pipeline Systems division, based in Durango, Colorado, and our Bayou and Corrpro subsidiaries, based in New Iberia, Louisiana, and Houston, Texas, respectively.  Certain of our energy and mining operations outside of the United States are conducted through our wholly-owned subsidiaries in the United Kingdom, Portugal, Chile, Canada, Argentina and Brazil and through our Canadian joint venture, in which we own a fifty-one percent (51%) interest and through our Mexican joint venture, in which we own a fifty-five percent (55%)  interest.

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

Licensees

We have granted licenses for the Insituform® CIPP process covering exclusive and non-exclusive territories, to non-affiliated licensees that provide pipe repair and rehabilitation services throughout their respective licensed territories. The licenses generally grant to the licensee the right to utilize our know-how and the patent rights (where such rights exist) relating to the subject process, and to use our copyrights and trademarks. These licenses have an average term of ten years with a right to renew.

In addition, we license our laterals patent portfolio (consisting of 16 United States patents) to eight licensees in the United States for use in the United States and Canada. These licenses are effective until the patents in the portfolio expire.

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

Ownership Interests in Operating Licensees and Joint Ventures

We hold one-half of the equity interests in Insituform Rohrsanierungstechniken GmbH (“Insituform-Germany”), through our indirect subsidiary, Insituform Technologies Limited (UK). Insituform-Germany provides sewer rehabilitation services in Germany and, through its subsidiaries, in Slovakia, Hungary and The Czech Republic. We license certain trademarks to Insituform-Germany for use in Germany, Hungary, Slovakia and The Czech Republic. The remaining interest in Insituform-Germany is held by Per Aarsleff A/S, an unaffiliated Danish contractor.

Through our subsidiary, Insituform Technologies Limited (UK), we hold one-half of the equity interest in Insituform Environmental Techniques Limited, a sewer rehabilitation contractor in Ireland. The remaining interest is held by Environmental Techniques Limited, an unaffiliated Irish contractor.

We previously entered into a number of contractual joint ventures to develop joint bids on contracts for pipeline rehabilitation projects in India. The joint venture partner for each of these joint ventures is SPML Infra Limited (formerly Subhash Projects and Marketing Ltd.) (“SPML”), an unaffiliated Indian contractor. The joint ventures hold the contracts with the owner and subcontract that portion of the work requiring the Insituform® CIPP process to Insituform Pipeline Rehabilitation Private Limited, an entity majority owned by Insituform and minority owned by SPML (“Insituform-India”). Our more recent contracts in India are between the owner and Insituform-India.

Through our subsidiary, INA Acquisition Corp., we hold a fifty-five percent (55%) equity interest in United Pipeline de Mexico S.A. de C.V., our licensee of the Tite Liner® process in Mexico. The remaining ownership interest in United Pipeline de Mexico S.A. de C.V. is held by Miller Pipeline de Mexico S.A. de C.V., an unaffiliated Mexican company.

Through our subsidiary, Insituform Technologies Limited (Canada), we hold a fifty-one percent (51%) equity interest in Bayou Perma-Pipe Canada, Ltd. The remaining interest is held by Perma-Pipe Canada, Inc., a subsidiary of MFRI, Inc., an unaffiliated U.S. company. This joint venture serves as our pipe coating and insulation operation in Canada.

Through our Bayou subsidiary, we hold a forty-nine percent (49%) equity interest in Bayou Coating. The remaining interest is held by Stupp Brothers, Inc., a U.S. company (“Stupp”). Bayou Coating provides pipe coating services from its facility in Baton Rouge, Louisiana, and is adjacent to and services the Stupp pipe mill in Baton Rouge. Starting in January 2014, and solely during the month of January in each calendar year thereafter, Stupp has the option to acquire (i) the assets of Bayou Coating at their book value as of the end of the prior fiscal year (determined on the basis of Bayou Coating’s federal information tax return for such fiscal year), or (ii) the equity interest of Bayou in Bayou Coating at forty-nine percent (49%) of the value of Bayou Coating.

Through our Bayou subsidiary, we hold a fifty-nine percent (59%) equity interest in Bayou Delta through which we offer pipe jointing and other services for the steel-coated pipe industry. The remaining forty-one percent (41%) is held by Bayou Coating, in which the Company, through its Bayou subsidiary, holds a forty-nine percent (49%) equity interest, as stated above.

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

Product Development

By using our own laboratories and test facilities, as well as outside consulting organizations and academic institutions, we continue to develop improvements to our proprietary processes, including the materials used and the methods of manufacturing and installing liner. During the years ended December 31, 2010, 2009 and 2008, we spent $2.7 million, $2.6 million and $3.0 million, respectively, on research and development related activities, including engineering.

Customers and Marketing

The marketing of sewer pipeline rehabilitation technologies is focused primarily on the municipal wastewater markets worldwide. We offer our water rehabilitation products to municipal and corporate customers. We offer our energy and mining platform solutions worldwide to customers to protect new and existing pipelines and other structures. No customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2010, 2009 or 2008.

To help shape decision-making at every step, we use a highly-trained, multi-level sales force structured around target markets and key accounts, focusing on engineers, consultants, administrators, technical staff and public officials. Due to the technical nature of our products and services, many of our sales personnel have engineering or technical expertise and experience. We also produce sales literature and presentations, participate in trade shows and execute other marketing programs for our own sales force and those of unaffiliated licensees. Our unaffiliated licensees are responsible for marketing and sales activities in their respective territories. See “Licensees” and “Ownership Interests in Operating Licensees and Joint Ventures” above for a description of our licensing operations and for a description of investments in licensees.

       We generally invoice our customers periodically as work is completed. Under ordinary circumstances, collection from municipalities is made within 60 to 90 days of billing. In most cases, 5% to 15% of the contract value is withheld by the municipal owner pending satisfactory completion of the project. Collections from other customers are generally made within 30 to 45 days of billing.

Contract Backlog

Contract backlog is our expectation of revenues to be generated from received, signed and uncompleted contracts, the cancellation of which is not currently anticipated. Contract backlog excludes any term contract amounts for which there is not specific and determinable work released and projects where we have been advised that we are the low bidder, but have not formally been awarded the contract. The following table sets forth our consolidated backlog, by segment, as of December 31, 2010, 2009 and 2008, respectively.

	December 31,
	2010	2009	2008
	(In millions)

North American Sewer Rehabilitation	$155.7	$180.9	$150.8
European Rehabilitation	23.3	37.2	25.2
Asia-Pacific Sewer Rehabilitation	79.8	57.4	46.2
Water Rehabilitation	3.8	7.7	8.2
Energy and Mining	146.1	180.2	18.7
Total	$408.7	$463.4	$249.1

Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts. We expect to perform a majority of the backlog reported above at December 31, 2010 during 2011. See “Risk Factors” in Item 1A of this report for further discussion regarding backlog.

Manufacturing and Suppliers

We maintain our North American Insituform® CIPP process liner manufacturing facility in Batesville, Mississippi. In Europe, we manufacture and sell Insituform® CIPP process liners from our plant located in Wellingborough, United Kingdom.

Although raw materials used in Insituform® CIPP process products are typically available from multiple sources, our historical practice has been to purchase materials from a limited number of suppliers. We maintain our own felt manufacturing facility in Batesville, Mississippi. Substantially all of our fiber requirements are purchased from two sources, but there are alternate vendors readily available. We source our resin supply from multiple vendors. We also manufacture certain equipment used in our Insituform® CIPP business.

We believe that the sources of supply for our Insituform® CIPP operations in North America, Europe and Asia-Pacific are adequate for our needs. Our pricing of raw materials is subject to fluctuations in the underlying commodity prices.

We sell Insituform® CIPP process liners and related products to third parties and certain licensees on a project to project basis. In Europe, in addition to sales made on a project to project basis, we have entered into supply agreements with various third parties to supply them with Insituform® CIPP process liners and related products.

The product and service revenues for our United Pipeline Systems business are derived primarily from the installation of polyethylene liners inside pipelines. The raw material used for these liners is extruded high density polyethylene pipe. It has been our practice to purchase this material from a selective group of suppliers; however, we believe that it is readily available from many other sources. We manufacture most of the proprietary equipment and many of the consumable items used in Tite Liner® installations in our own facilities in Canada, the United States and Chile.

Product and service revenues for our Bayou business are derived principally from internal and external pipeline coating, lining, weighting and insulation. Bayou also provides specialty fabrication services for offshore deepwater installations, including project management and logistics. Bayou facilities are located in New Iberia, Louisiana; Conroe, Texas; and Camrose, Alberta, Canada. The primary raw materials used in the coating process include fusion-bonded epoxy, paint, concrete, iron ore, sand and gravel. Although our historical practice has been to purchase materials from a limited number of suppliers, we believe that the raw materials used in the coating process are typically available from multiple sources.

Product and material revenues for our Corrpro business are derived principally from the sale of products that are purchased from select outside vendors or from assembling components that are sourced from suppliers. We conduct light assembly for a number of our Corrpro products in our production facilities in Sand Springs, Oklahoma; Edmonton, Alberta, Canada; and the United Kingdom. In addition, we manufacture our own line of rectifiers and other power supplies in Canada. The primary products and raw materials used by our Corrpro businesses include zinc, aluminum, magnesium and other metallic anodes, as well as wire and cable. We maintain relationships with our vendors for these products and are not dependent on any single vendor to meet our supply needs.

Patents and Proprietary Technologies

As of December 31, 2010, we held 59 United States patents relating to the Insituform® CIPP process, the last of which will expire in 2027. As of December 31, 2010, we had 12 pending United States non-provisional patent applications relating to the Insituform® CIPP process.

We have obtained and are pursuing patent protection in our principal foreign markets covering various aspects of the Insituform® CIPP process. As of December 31, 2010, there were 152 issued foreign patents and utility models relating to the Insituform® CIPP processes, and 104 applications pending in foreign jurisdictions. Of these applications, four are pending before the European Patent Office (designating all 34 member states) and one is a Patent Cooperation Treaty application that covers multiple jurisdictions in Europe and throughout the world. The specifications and/or rights granted in relation to each patent will vary from jurisdiction to jurisdiction. In addition, as a result of differences in the nature of the work performed and in the climate of the countries in which the work is carried out, not every licensee uses each patent, and we do not necessarily seek patent protection for all of our inventions in every jurisdiction in which we do business. We have elected to maintain certain internally developed technologies, know-how and inventions as trade secrets. We have entered into confidentiality agreements with employees, consultants and third parties to whom we disclose confidential information. Although there can be no assurance that these measures will suffice to prevent unauthorized disclosure or use or that third parties will not develop similar technologies, we believe it would take substantial time and resources to independently develop such technologies.

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

For our energy and mining operations, we hold 12 issued patents and one pending patent in the United States and 17 issued patents in foreign jurisdictions that relate to our cathodic protection business operated through our Corrpro subsidiaries.

We have one issued patent in the United States, and three pending patents in foreign jurisdictions that relate to the Tite Liner® process business, operated through our United Pipeline Systems division, although we believe that the success of our Tite Liner® process business depends primarily upon our proprietary know-how and our installation, marketing and sales skills. The success of our pipeline coatings process operating through our Bayou subsidiaries depends primarily on our know-how and manufacturing expertise as well as our marketing and sales skills.

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

Specifically, in the sewer rehabilitation market, CIPP is the preferred method and we are a leader in this field, but this is a highly competitive market both in the United States and abroad. Relatively few significant barriers to entry exist in the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor and, as such, there are numerous companies with which we compete. Worldwide, we compete with numerous smaller firms on local or regional levels and with several larger firms on the national level.

In the water rehabilitation segment, dig and replace is still the preferred method for the majority of customers, although there is growing acceptance for various trenchless alternatives. Currently, CIPP is utilized in less than five percent of water pipeline rehabilitation jobs in the United States. Because this is a much more specialized field, with more barriers to entry, including strict government mandates, we compete primarily with a handful of global and national specialty contractors.

In the energy and mining segment, the fusion-bonded epoxy (“FBE”) process is one of the standard methods for pipe coating. Bayou has a strong presence in the FBE coating market. Because the pipe coating industry is very capital intensive, Bayou usually competes with a small number of global and national companies. However, Bayou also competes on a project-specific basis with small firms on local or regional jobs. These regional firms are often steel mills that have coatings plants onsite to provide for their internal coatings needs, but these firms will outsource their coatings services if projects are within their geographic reach. Competition from these regional firms on more than a project basis is unlikely as these firms tend to be restricted geographically due to their shipping limitations.

        The process of utilizing high-density polyethylene (“HDPE”) liners is one of the more prevalent methods to protect pipelines servicing the energy and mining industries. Our United Pipeline Systems division is a leader in the HDPE market. Because of relatively high barriers to entry, due to necessary technological capabilities, United Pipeline Systems tends to compete with a small number of specialty firms globally, nationally and regionally.

The cathodic protection industry is highly competitive as there are relatively few barriers to entry. Corrpro competes with a limited number of large firms globally and nationally, a number of medium firms regionally and numerous small firms regionally and locally.

There can be no assurance as to the success of our processes in competition with these companies and alternative technologies for pipe installation and rehabilitation, coating and cathodic protection.

Seasonality

Our operations can be affected by seasonal variations. Seasonal variations over the past five years have been minimal; however, our results tend to be stronger in the second and third quarters of each year due to milder weather. We are more likely to be impacted by weather extremes, such as excessive rain, hurricanes or monsoons, snow and ice or frigid temperatures, which may cause temporary, short-term anomalies in our operational performance in certain localized geographic regions. However, these impacts usually have not been material to our operations as a whole. See “Risk Factors” in Item 1A of this report for further discussion.

Employees

As of December 31, 2010, we had approximately 3,200 employees. Certain of our subsidiaries and divisions are parties to collective bargaining agreements covering an aggregate of approximately 200 employees. We generally consider our relations with our employees and unions to be good.

Insurance and Bonding

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

Government Regulation

We are required to comply with all applicable United States federal, state and local, and all applicable foreign statutes, regulations and ordinances. In addition, our installation and other operations have to comply with various relevant occupational safety and health regulations, transportation regulations, code specifications, permit requirements and bonding and insurance requirements, as well as with fire regulations relating to the storage, handling and transporting of flammable materials. Our manufacturing and coatings facilities, as well as our installation and other operations, are subject to federal and state environmental protection regulations, none of which presently have any material effect on our capital expenditures, earnings or competitive position in connection with our present business. However, although our installation and other operations have established monitoring programs and safety procedures, further restrictions could be imposed on the manner in which installation and other activities are conducted, on equipment used in installation and other activities and on the use of solvents or the thermosetting resins used in the Insituform® CIPP process.

        The use of both thermoplastics and thermosetting resin materials in contact with drinking water is strictly regulated in most countries. In the United States, a consortium led by NSF International, under arrangements with the United States Environmental Protection Agency (“EPA”), establishes minimum requirements for the control of potential human health effects from substances added indirectly to water via contact with treatment, storage, transmission and distribution system components, by defining the maximum permissible concentration of materials that may be leached from such components into drinking water, and methods for testing them. In April 1997, the Insituform PPL® liner was certified by NSF for use in drinking water systems, followed in April 1999 by NSF certification of the Insituform RPP™ liner for such use. In 2009, we launched our InsituMain® system and, in that same year, we received certification approval to NSF/ANSI Standard 61 for use in drinking water applications. Our drinking water lining products also are NSF certified. NSF assumes no liability for use of any products, and NSF’s arrangements with the EPA do not constitute the EPA’s endorsement of NSF, NSF’s policies or its standards. Dedicated equipment is needed in connection with use of these products in drinking water applications.

Item 1A.  Risk Factors.

You should carefully consider the following risks and other information contained or incorporated by reference into this Annual Report on Form 10-K when evaluating our business and financial condition and an investment in our common stock.  Should any of the following risks or uncertainties develop into actual events, such developments could have material adverse effects on our business, financial condition, cash flows and results of operations.

Our business is dependent on obtaining work through a competitive bidding process.

        The markets in which we operate are highly competitive. Most of our products and services, including the Insituform® CIPP process, face direct competition from companies offering similar or essentially equivalent products or services. Competition places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, and we face challenges in our ability to maintain strong growth rates. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

         In the Sewer Rehabilitation segments, few significant barriers to entry exist, and, as a result, any organization that has the financial resources and access to technical expertise and bonding may become a competitor. In these segments, we compete with many smaller firms on a local or regional level, and with several larger firms on a national level.

         In the Water Rehabilitation segment, we compete primarily with global and national specialty contractors. Even though this is a more specialized field than sewer rehabilitation, there are few proprietary technologies or other barriers which prevent other companies from entering this market.

         In the Energy and Mining segment, we compete primarily with a small number of global and national companies in the pipe coating industry, with specialty firms in the pipeline protection industry, and a limited number of large firms globally and a large number of smaller firms regionally in the cathodic protection industry. In addition, customers can select a variety of methods to meet their pipe installation, rehabilitation, coating and cathodic protection needs, including a number of methods that we do not offer.

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

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Some accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results may differ from these estimates and judgments under different assumptions or conditions, which may have an adverse effect on our financial condition or results of operations in subsequent periods.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded results.

We employ the percentage-of-completion method of accounting for our construction projects. This methodology recognizes revenues and profits over the life of a project based on costs incurred to date compared to total estimated project costs. Revisions to revenues and profits are made once amounts are known and can be reasonably estimated. Given the uncertainties associated with some of our contracts, it is possible for actual costs to vary from estimates previously made. Revisions to estimates could result in the reversal of revenues and gross profit previously recognized. For the year ended December 31, 2010, approximately 72% of our revenues were derived from percentage-of-completion accounting.

Our recognition of revenues from change orders, extra work or variations in the scope of work could be subject to reversal in future periods.

We recognize revenues from change orders, extra work or variations in the scope of work as set forth in our written contracts with our clients when management believes that realization of these revenues is probable and the recoverable amounts can be reasonably estimated. We also factor in all other information that we possess with respect to the change order to determine whether the claim should be recognized at all and, if recognition is appropriate, what dollar amount of the claim should be recognized. Due to factors that we may not anticipate at the time of recognition, however, revenues ultimately received on these claims could be less than revenues that we recognized in a prior reporting period or periods, which could require us in subsequent reporting periods to reduce or reverse revenues and gross profit previously recognized.

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

Certain of our Bayou facilities are located on the Gulf Coast in Louisiana. This region is subject to increased hurricane activity that can result in substantial flooding. Our Bayou facilities have in the past experienced damage due to winds and floods. Although we maintain flood loss insurance where necessary, a hurricane, flood or other natural disaster could result in significant damage to our facilities, recovery costs and interruption to certain of our operations.

Business operations could be adversely affected by terrorism.

The threat of, or actual acts of, terrorism may affect our operations around the world in unpredictable ways and may force an increase in security measures and cause disruptions in supplies and markets. If any of our facilities, including our manufacturing facilities, or if any of the projects we are working on, particularly in the energy and mining sector, were to be a direct target, or an indirect casualty, of an act of terrorism, our operations could be adversely affected. Corresponding instability in the financial markets as a result of terrorism also could adversely affect the ability to raise needed capital.

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

We purchase the majority of our fiber requirements for tube manufacturing from two sources. We believe, however, that alternate sources are readily available, and we continue to negotiate with other supply sources. The manufacture of the tubes used in our rehabilitation business is dependent upon the availability of resin, a petroleum-based product. We currently have qualified four resin suppliers from which we intend to purchase the majority of our resin requirements for our North American operations. For our European operations, we currently have qualified six resin suppliers and for our Asia-Pacific operations, we currently have qualified six resin suppliers. We believe that these and other sources of resin supply are readily available. Historically, resin prices have fluctuated on the basis of the prevailing prices of oil, and we anticipate that prices will continue to be heavily influenced by the events affecting the oil market.

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

At December 31, 2010, we had $65.0 million in senior notes outstanding due April 2013. On March 31, 2009, we entered into a $115.0 million credit facility with a lending syndicate headed by Bank of America, N.A., which expires on March 31, 2012. The credit facility consists of a $65.0 million revolving line of credit and a $50.0 million three-year term loan. The entire amount of the term loan was drawn on March 31, 2009, in connection with our acquisition of Corrpro. At December 31, 2010, $32.5 million of the term loan was outstanding. At December 31, 2010, we had $16.6 million in letters of credit issued and outstanding and no other outstanding borrowings under our revolving line of credit. Our senior notes and our credit facility contain certain restrictive debt covenants and other customary events of default. These covenants limit the amount and type of debt we can incur and fixed charges as a measure of operating cash flow. Our ability to comply with these restrictive covenants may be affected by the factors described in this “Risk Factors” section of this Annual Report on Form 10-K and other factors outside our control. Failure to comply with one or more of these restrictive covenants may result in an event of default.

Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable. At December 31, 2010, we were in compliance with all of our debt covenants as required under the senior notes and credit facility. If we are unable to comply with the restrictive covenants in the future, we would be required to obtain amendments or waivers from our lenders or secure another source of financing. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis. In addition, these restrictive covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities.

Our senior notes can be repaid at any time at par value plus a make-whole payment. The make-whole payment is calculated as the present value of the remaining interest payments discounted at a reinvestment rate equal to the yield on the United States Treasury security with a maturity equal to the average life to maturity plus 50 basis points. At December 31, 2010, this make-whole payment would have approximated $7.1 million.

Our sewer and water rehabilitation revenues are substantially dependent on municipal government spending.

Many of our customers are municipal governmental agencies and, as such, we are dependent on municipal spending. Spending by our municipal customers can be affected by local political circumstances, budgetary constraints and other factors. Consequently, future municipal spending may not be allocated to projects that would benefit our business or may not be allocated in the amounts or for the size of the projects that we anticipated. A decrease in municipal spending on such projects would adversely impact our revenues, results of operations and cash flows.

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

The mining, oil and natural gas industries have historically experienced periodic downturns, which have been characterized by diminished demand for our oilfield and mining products and services and downward pressure on the prices we charge. A significant downturn in the mining, oil and/or natural gas industries could result in a reduction in demand for oilfield services and could adversely affect our operating results.

The U.S. governmental and regulatory response to the Deepwater Horizon rig explosion and resulting oil spill could adversely impact our U.S. operations.

     The April 20, 2010 Deepwater Horizon drilling rig explosion and the related oil spill in the Gulf of Mexico has significantly and adversely disrupted oil and gas exploration activities in the Gulf of Mexico. On May 28, 2010, the United States Department of the Interior issued an order imposing a six-month moratorium on all offshore deepwater drilling projects. On October 12, 2010, the Department of the Interior announced it was lifting the moratorium. After a six-month investigation, on January 11, 2011, the National Oil Spill Commission issued a report calling for tougher laws on offshore drilling. Although the moratorium has been lifted, the conditions for lifting the moratorium, further oversight, adoption of new safety requirements and policies regarding the approval of drilling permits, the restrictions on development and production activities in the Gulf of Mexico, and legislative efforts to increase or remove liability caps for claims of damages from oil spills could continue to have a significant impact on the offshore exploration and production industry and companies that serve that industry.

         Our Energy and Mining segment provides services to this region. Although we cannot predict the long-term impact on our U.S. operations, a reduction in demand for the Company’s services in this region could have an adverse impact on certain aspects of our business.

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

We conduct manufacturing, sales and distribution operations on a worldwide basis and are subject to a variety of risks associated with doing business outside the United States.

       We maintain significant international operations, including operations in Canada, Europe, Asia-Pacific, Australia, the Middle East, South America and Latin America. For the years ended December 31, 2010 and 2009, 33.9% of our revenues were derived from international operations. We expect a significant portion of our revenues and profits to come from international operations and joint ventures for the foreseeable future and to continue to grow over time.

        As a result, we are subject to a number of risks and complications associated with international manufacturing, sales, services and other operations. These include:

•	difficulties in enforcing agreements and collecting receivables through some foreign legal systems;

•	foreign customers with longer payment cycles than customers in the United States;

•	tax rates in certain foreign countries that exceed those in the United States and foreign earnings subject to withholding requirements;

•	tax laws that restrict our ability to use tax credits, offset gains, or repatriate funds;

•	tariffs, exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;

•	abrupt changes in foreign government policies and regulations;

•	unsettled political conditions;

•	difficulties in enforcing intellectual property rights or weaker intellectual property right protections in some countries;

•	hostility from local populations, particularly in the Middle East; and

•	difficulties associated with compliance with a variety of laws and regulations governing international trade, including the Foreign Corrupt Practices Act.

        To the extent that our international operations are affected by these unexpected and adverse foreign economic and political conditions, we may experience project disruptions and losses that could significantly reduce our revenues and profits.

         Implementation and achievement of international growth objectives also may be impeded by political, social and economic uncertainties or unrest in countries in which we conduct operations or market or distribute our products. In addition, compliance with multiple, and potentially conflicting, international laws and regulations, import and export limitations, anti-corruption laws and exchange controls may be difficult, burdensome or expensive.

        For example, we are subject to compliance with various laws and regulations, including the Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot assure you that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition and results of operations.

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

Our backlog, which at December 31, 2010 was approximately $408.7 million, is subject to unexpected adjustments and cancellation. The revenues projected in this backlog may not be realized or, if realized, may not result in profits. We may be unable to complete some projects included in our backlog in the estimated time and, as a result, such projects could remain in the backlog for extended periods of time. To the extent that we experience project cancellation or scope adjustments, we could face a reduction in the dollar amount of our backlog and the revenues that we actually receive from such backlog.

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

We occasionally borrow under our existing credit facility to fund operations, including working capital investments. Market disruptions such as those experienced in the United States and abroad have materially impacted liquidity in the credit and debt markets, making financing terms for borrowers less attractive and, in certain cases, resulting in the unavailability of certain types of financing. Continued uncertainty in the financial markets may negatively impact our ability to access additional financing or to refinance our existing credit facility or existing debt arrangements on favorable terms or at all, which could negatively affect our ability to fund current and future expansion as well as future acquisitions and development. These disruptions may include turmoil in the financial services industry, volatility in the markets where our outstanding securities trade and general economic downturns in the areas where we do business. If we are unable to access funds at competitive rates, or if our short-term or long-term borrowing costs increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected.

The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our customers.

The recent economic climate has resulted in tighter credit markets, which could adversely affect our customers’ ability to secure the financing necessary to proceed or continue with pipe installation, rehabilitation, coating or cathodic protection projects. Our customers’ or potential customers’ inability to secure financing for projects could result in the delay, cancellation or downsizing of new projects or the suspension of projects already under contract, which could cause a decline in the demand for our services and negatively impact our revenues and earnings.

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

Sales of substantial numbers of additional shares of our common stock or any shares of our preferred stock, including sales of shares in connection with any future acquisitions, or the perception that such sales could occur, may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy obligations upon exercise of outstanding warrants or options or for other reasons. Our restated certificate of incorporation, as amended, provides that we have authority to issue 125,000,000 shares of common stock. As of December 31, 2010, 39,246,015 shares of common stock were issued and outstanding.

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

We own a liner manufacturing facility and a contiguous felt manufacturing facility in Batesville, Mississippi. Insituform Linings, our United Kingdom manufacturing company, owns certain premises in Wellingborough, United Kingdom, where its liner manufacturing facility is located.

Our wholly-owned subsidiary, Bayou Welding Works, L.L.C. owns a pipe yard in New Iberia, Louisiana. Commercial Coating Services International, LLC, another wholly-owned subsidiary, owns properties in Bakersfield, California and Conroe, Texas that are used as office space. Our subsidiary, Bayou Coating, L.L.C., owns a manufacturing facility in Baton Rouge, Louisiana. Our subsidiary, The Bayou Companies, LLC, leases approximately 217 acres from the Port of Iberia and other property owners in Louisiana of which certain portions have been subleased to our other Bayou subsidiaries.

Our joint venture subsidiary, Bayou Perma-Pipe Canada, Ltd., owns a pipe coating and insulation facility in Camrose, Alberta, Canada.

Corrpro, our wholly-owned subsidiary, owns certain office and warehouse space in Medina, Ohio. Its subsidiary, Corrpro Canada Inc., also owns certain premises in Edmonton, Alberta, Canada and Estevan, Saskatchewan, Canada used for office and warehouse space. In addition, our Corrpro subsidiary in the United Kingdom, Corrpro Companies Europe Ltd., owns an office and production facility in Stockton-on-Tees, United Kingdom.

We own or lease various operational facilities in the United States, Canada, Europe, Latin America and Asia-Pacific.

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

Item 4A.   Executive Officers of the Registrant.

Our executive officers, and their respective ages and positions with us, are as follows:

J. Joseph Burgess	52	President and Chief Executive Officer
David F. Morris	49	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
David A. Martin	43	Senior Vice President and Chief Financial Officer
Brian J. Clarke	51	Senior Vice President – Business Integration
Holly S. Sharp	39	Vice President – Human Resources and Environmental, Health and Safety
Kenneth L. Young	59	Vice President and Treasurer

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

Brian J. Clarke joined Insituform on February 14, 2011 and serves as our Senior Vice President – Business Integration. He most recently served as Executive Vice President, Business Support and General Counsel, as well as Chief Financial Officer and Chief Legal Officer, of Veolia Water North America (a leading provider of water and wastewater services to municipal, federal and industrial customers) from 2003 until he joined our Company. Mr. Clarke served as Vice President and General Counsel for the North American operations of United States Filter Corporation from 1999 to 2003. Previously, Mr. Clarke was a partner of Seyfarth, Shaw, Fairweather & Geraldson from 1997 to 1999.

Holly S. Sharp has served as our Vice President – Human Resources and Environmental, Health and Safety since June 2008. Previously, she served as our Senior Director – Human Resources and Environmental, Health and Safety and Director of Human Resources for our former tunneling operations. Prior to joining our Company in 2004, Ms. Sharp was Director of Labor Relations for Rental Service Corporation, a North American construction equipment rental company.

Kenneth L. Young has served as our Vice President and Treasurer since April 2009. Prior to joining Insituform, he served as the Chief Financial Officer, Secretary and Treasurer for Huttig Building Products, Inc., a public company based in St. Louis, Missouri, from 2005 to 2009. Prior to that, he served as Corporate Treasurer for MEMC Electronic Materials, a public company based in St. Louis, Missouri, from 1989 to 2005.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common shares, $.01 par value, are traded on The Nasdaq Global Select Market under the symbol “INSU”. The following table sets forth the range of quarterly high and low sales prices for the years ended December 31, 2010 and 2009, as reported on The Nasdaq Global Select Market. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

Period	High	Low

2010
First Quarter	$ 28.37	$ 19.94
Second Quarter	28.38	19.10
Third Quarter	25.51	18.52
Fourth Quarter	28.52	21.06

2009
First Quarter	$ 21.28	$ 11.42
Second Quarter	17.35	13.03
Third Quarter	20.50	15.10
Fourth Quarter	24.22	16.81

During the quarter ended December 31, 2010 we did not make any repurchases of our common stock, nor offer any equity securities that were not registered under the Securities Act of 1933, as amended. As of February 21, 2011, the number of holders of record of our common stock was 869.

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

The following table provides information as of December 31, 2010 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,976,416	$ 17.61	2,022,872
Equity compensation plans not approved by security holders (2)	274,273	14.55	–
Total	2,250,689	$ 17.24	2,022,872
    __________________

(1)
The number of securities to be issued upon exercise of granted/awarded options, warrants and rights includes 1,080,119 stock options, 732,979 stock awards and 163,318 deferred and restricted stock units outstanding at December 31, 2010.

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

Performance Graph

The following performance graph compares the total stockholder return on our common stock to the S&P 500 Index and a composite group index for the past five years. In 2010, we changed our peer group index, which is now comprised of the following companies (collectively, the “New Peer Group”):

●	Michael Baker Corporation
●	Layne Christensen Company
●	Granite Construction, Inc.
●	MasTec, Inc.
●	ENGlobal Corporation
●	Sterling Construction Company, Inc.
●	Dycom Industries, Inc.
●	Kennametal, Inc.
●	Global Industries, Ltd.
●	Tetra Tech, Inc.
●	Matrix Service Company
●	Dril-Quip, Inc.
●	Team, Inc.
●	Willbros Group, Inc.

         This change in composite group was made in order to establish a peer group that we believe more closely identifies with our business and industry and will provide a better comparison of returns. The Compensation Committee of our Board of Directors also reviews data for this peer group in establishing the compensation of our executive officers.

         For the year ended December 31, 2009, the composite group index used for the comparison was comprised of the following companies (collectively, the “Old Peer Group”):

●	Michael Baker Corporation
●	Layne Christensen Company
●	Chicago Bridge & Iron Company N.V.
●	Granite Construction, Inc.
●	Vectren Corporation
●	MasTec, Inc.
●	ENGlobal Corporation
●	Sterling Construction Company, Inc.
●	Quanta Services, Inc.
●	Foster Wheeler, Ltd.
●	Dycom Industries, Inc.
●	American States Water Company
●	Preformed Line Products Company
●	Kennametal, Inc.

The graph assumes that $100 was invested in our common stock and each index on December 31, 2005 and that all dividends were reinvested.

Comparison of Five-Year Cumulative Return

	2005	2006	2007	2008	2009	2010
Insituform Technologies, Inc.	$100.00	$133.51	$76.40	$101.64	$117.28	$136.86
S&P 500 Total Returns	100.00	115.79	122.16	76.97	97.33	112.00
Old Peer Group	100.00	123.23	206.85	101.53	114.82	129.23
New Peer Group	100.00	123.47	159.10	90.40	113.61	131.11

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

	Years Ended December 31,
	2010	2009(1) (2)	2008	2007(3)	2006
	(In thousands, except per share amounts)
INCOME STATEMENT DATA(4):
Revenues	$914,975	$726,866	$536,664	$495,570	$527,419
Operating income	87,035	49,117	33,882	13,530	36,311
Income from continuing operations	60,562	30,241	24,076	12,866	26,303
Loss from discontinued operations	(100)	(4,070)	(2,436)	(10,323)	(1,625)
Net income	60,462	26,171	21,640	2,543	24,678
Basic earnings (loss) per share:
Income from continuing operations	1.55	0.81	0.87	0.47	0.97
Loss from discontinued operations	(0.01)	(0.11)	(0.09)	(0.38)	(0.06)
Net income	1.54	0.70	0.78	0.09	0.91
Diluted earnings (loss) per share:
Income from continuing operations	1.54	0.81	0.86	0.47	0.96
Loss from discontinued operations	(0.01)	(0.11)	(0.09)	(0.38)	(0.06)
Net income	1.53	0.70	0.77	0.09	0.90

BALANCE SHEET DATA:
Unrestricted cash and cash equivalents	$114,829	$106,064	$99,321	$78,961	$96,389
Working capital, net of unrestricted cash	178,262	125,088	115,681	117,862	77,466
Current assets(5)	466,586	405,006	324,672	309,289	310,364
Property, plant and equipment	160,529	148,435	71,423	73,368	76,432
Total assets(5)	921,787	856,294	549,306	541,140	550,069
Current maturities of long-term debt and notes payable	13,028	12,742	938	1,097	16,814
Long-term debt, less current maturities	91,715	101,500	65,000	65,000	65,046
Total liabilities(5)	306,606	312,772	178,317	185,882	209,277
Total stockholders’ equity	605,806	538,052	367,977	352,241	338,611
       __________________________

(1)
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

(2)	2009 results include amounts from our acquisitions of Bayou and Corrpro from their acquisition dates of February 20, 2009 and March 31, 2009, respectively.

(3)	Includes $17.9 million of exit charges recorded in 2007 in connection with the closure of our tunneling business.

(4)	All amounts have been restated for the impact of discontinued operations.

(5)	Includes current assets, total assets and total liabilities of discontinued operations for all periods.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We are a leading worldwide provider of proprietary technologies and services for rehabilitating sewer, water, energy and mining piping systems and the corrosion protection of industrial pipelines and structures. We offer one of the broadest portfolios of cost-effective solutions for rehabilitating aging or deteriorating pipelines and protecting new pipelines from corrosion. Our business activities include research and development, manufacturing, distribution, installation, coating and insulation, cathodic protection and licensing. Our products and services are currently utilized and performed in more than 70 countries across six continents. We believe that the depth and breadth of our products and services platform make us a leading “one-stop” provider for the world’s pipeline rehabilitation and protection needs.

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

Our long-term strategy consists of:

●	expanding all of our businesses in key emerging markets such as India and Asia;
●
growing our water rehabilitation business by leveraging our premier brand and experience of successfully innovating and delivering technologies and services and through selective acquisitions of companies and technologies;

●
expanding our position in the growing and profitable energy and mining sector through organic growth, selective acquisitions of companies and by conducting complimentary product and technology acquisitions;

●	and streamlining our rehabilitation operations in North America and in Europe by improving project execution, cost management practices, including the reduction of redundant fixed costs, and product mix; and by identifying opportunities to streamline key management functions and processes to improve our profitability.

Recent Acquisitions/Strategic Initiatives

In early 2009, we expanded our operations in the energy and mining sector to include pipe coating and cathodic protection services. On February 20, 2009, we acquired the business of The Bayou Companies LLC and its related entities (“Bayou”). Our Bayou business provides cost-effective solutions to energy and infrastructure companies primarily in the Gulf of Mexico and North America. Bayou’s products and services include internal and external pipeline coating, lining, weighting and insulation. Bayou also provides specialty fabrication and services for offshore deepwater installations, including project management and logistics.

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

On December 3, 2009, we acquired the twenty-five percent (25%) noncontrolling interest in our European CIPP tube manufacturing operation, now known as Insituform Linings Limited (“Insituform Linings”).  Insituform Linings manufactures CIPP tube for our European sewer rehabilitation operation and third-party sales.

On January 29, 2010, we acquired our Singapore CIPP licensee, Insitu Envirotech (S.E. Asia) Pte Ltd (“Insituform-Singapore”), in order to expand our Singapore operations. Insituform-Singapore performs sewer rehabilitation services in Southeast Asia.

In February 2010, we expanded our pipe coating services through the formation of Delta Double Jointing L.L.C. (“Bayou Delta”) through which we offer pipe jointing and other services for the steel-coated pipe industry. We, through our Bayou subsidiary, own a fifty-nine percent (59%) ownership interest in Bayou Delta with the remaining forty-one percent (41%) ownership belonging to Bayou Coating, L.L.C. (“Bayou Coating”), which we, through our Bayou subsidiary, hold a forty-nine percent (49%) equity interest.

        See Note 1 to the consolidated financial statements contained in this report for more information regarding our recent acquisitions and strategic initiatives.

Results of Operations

2010 Compared to 2009

	Years Ended December 31,		Increase (Decrease)
	2010	2009	$	%
	(Dollars in thousands)

Revenues	$914,975	$726,866	$188,109	25.9%
Gross profit	229,580	190,591	38,989	20.5
Gross profit margin	25.1%	26.2%	n/a	(1.1)
Operating expenses	144,245	130,555	13,690	10.5
Restructuring charges	–	4,025	(4,025)	n/m
Acquisition-related expenses (credit)	(1,700)	6,894	(8,594)	(124.7)
Operating income	87,035	49,117	37,918	77.2
Operating margin	9.5%	6.8%	n/a	2.7
Net income from continuing operations	60,562	30,241	30,321	100.3

Consolidated net income from continuing operations was $60.6 million in 2010, an increase of $30.3 million, or 100.3%, over 2009. The improvement was driven by an increase in revenues of $188.1 million, or 25.9%, due primarily to strong revenue growth in our Energy and Mining segment and the inclusion of a full year of revenues from our recently acquired Bayou and Corrpro operations and continued efforts in our North American Sewer Rehabilitation segment to monetize backlog. The increase in revenues was partially offset by declines in revenues in our European Sewer Rehabilitation segment. Additionally, net income from continuing operations was favorably impacted in 2010 by acquisition-related expenses of $1.7 million related to the reversal of a portion of the Bayou earnout. Net income from continuing operations was unfavorably impacted in 2009 by acquisition-related expenses of $6.9 million and restructuring charges of $5.2 million. The restructuring expenses included $4.0 million, which is classified on the restructuring line of the income statement, and $1.2 million, which is classified in operating expenses on the income statement. Net income from continuing operations increased $21.7 million, or 55.7%, when compared to 2009 net income excluding acquisition-related expenses and restructuring charges.

Consolidated operating expenses increased by $13.7 million, or 10.5%, to $144.2 million in 2010 from $130.6 million in 2009. The increase was due to the continued growth of our Energy and Mining and Asia-Pacific segments. The increase in operating expenses was partially offset by approximately $3.8 million from our cost reduction measures implemented by our European Sewer Rehabilitation business related to the 2009 restructuring.

In 2009, we incurred $6.9 million of acquisition-related expenses. Approximately $6.6 million of this amount was related to the acquisitions of Bayou and Corrpro. We also incurred $4.0 million in restructuring charges related to our European Sewer Rehabilitation business and the closure of the Corrpro paint team operation. The European restructuring charge was incurred to reorganize the business and position it for profitable growth and to reduce fixed costs. The reorganization includes exiting low-return geographies, combining operations and realigning responsibilities and functions in our European headquarters office. The restructuring charge was comprised of severance, lease termination, asset impairment and legal costs. The Corrpro paint team business, which painted United States Navy ships, was non-core to our other businesses. The amount of the charge related to the paint team business was approximately $0.7 million and was primarily comprised of severance and asset impairment costs.

2009 Compared to 2008

	Years Ended December 31,		Increase (Decrease)
	2009	2008	$	%
	(Dollars in thousands)

Revenues	$726,866	$536,664	$190,202	35.4%
Gross profit	190,591	129,597	60,994	47.1
Gross profit margin	26.2%	24.1%	n/a	2.1
Operating expenses	130,555	95,715	34,840	36.4
Restructuring charges	4,025	–	4,025	n/m
Acquisition-related expenses	6,894	–	6,894	n/m
Operating income	49,117	33,882	15,235	45.0
Operating margin	6.8%	6.3%	n/a	0.5
Net income from continuing operations	30,241	24,076	6,165	25.6

Consolidated net income from continuing operations was $30.2 million in 2009, an increase of $6.2 million, or 25.6%, over 2008. Net income from continuing operations was unfavorably impacted in 2009 by acquisition-related expenses of $6.9 million and restructuring charges of $5.2 million. The restructuring expenses included $4.0 million, which is classified on the restructuring line of the income statement, and $1.2 million, which is classified in operating expenses on the income statement. In 2008, results were favorably impacted by a $6.7 million gain (net of related costs) from a litigation settlement. Excluding the 2009 restructuring charges and acquisition-related expenses, net income from continuing operations increased $14.9 million, or 61.7%, year over year. The improvement was driven by an increase in revenues of $190.2 million, or 35.4%, due primarily to the inclusion of revenues from our recently acquired Bayou and Corrpro operations. The increase in revenues was partially offset by declines in revenues in our European Sewer Rehabilitation segment and United Pipeline Systems business. The increase in revenues was also partially offset by unfavorable impacts relating to foreign currencies on a consolidated basis. The increase in net income from continuing operations was also attributable to improved margins in our North American Sewer Rehabilitation and European Sewer Rehabilitation segments. Margin improvement in these segments was primarily due to project execution improvements and lower costs for fuel and resin.

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

Segment Results

North American Sewer Rehabilitation Segment

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Revenues	$400,638	$354,418	$340,296
Gross profit	93,078	91,346	75,435
Gross profit margin	23.2%	25.8%	22.2%
Operating expenses	51,049	52,989	60,094
Operating income	42,029	38,357	15,341
Operating margin	10.5%	10.8%	4.5%

Revenues

Revenues increased by 13.0% in our North American Sewer Rehabilitation segment in 2010 to $400.6 million from $354.4 million in the prior year. Revenue growth was realized throughout most of our geographic markets, specifically, in the central and eastern regions of the United States. The increase was primarily due to the addition of crews in 2010 due to increased backlog levels as well as a $3.7 million increase in third-party tube sales from $11.5 million in 2009 to $15.2 million in 2010. In 2011, we expect to see modest revenue growth as we continue our focus on winning larger-diameter work and also evaluate the various CIPP markets in North America, redoubling our efforts in higher return markets and shedding lower return areas.

Contract backlog in our North American Sewer Rehabilitation segment at December 31, 2010 was $155.7 million. This represented a $25.2 million, or 13.9%, decrease from backlog at December 31, 2009. Overall, decreasing levels of backlog when compared to December 31, 2009 are reflective of our continued efforts to monetize backlog and a delay of bidding opportunities from the fourth quarter of 2010 into the first half of 2011. The western region of the United States had the largest drop in backlog due to market conditions, but was partially offset by increased backlog in the central United States as well as Canada.

Revenues increased by 4.1% in our North American Sewer Rehabilitation segment in 2009 to $354.4 million from $340.3 million in the prior year. The increase was primarily due to increased workable backlog in the second half of 2009. Third-party product sales in this segment were $11.5 million and $9.8 million in 2009 and 2008, respectively.

Gross Profit and Gross Profit Margin

         Gross profit in our North American Sewer Rehabilitation segment increased by 1.9% to $93.1 million in 2010 compared to $91.3 million in 2009. Gross profit margins decreased 260 basis points from 25.8% in 2009 to 23.2% in 2010. The decrease in gross profit margin was primarily due to certain project execution issues related to cost overruns and project management weakness. Additionally, during 2010 our gross profit margin experienced pressure as a result of rising fuel and resin prices.  We believe we were able to minimize the gross profit margin impact associated with increased fuel and resin costs through our estimating process.

        Management is working aggressively and proactively to improve project management practices and implement additional training. We believe we can improve the gross profit margins in 2011 to 2009 levels. We are developing a project community of best practices by supporting project management resources including a thorough review of current practices, sharing lessons learned and instilling a high level of accountability and rigor. All these efforts will be made with a continued focus on increasing execution effectiveness and profitability. We will continue to optimize our vertical integration and manufacturing capabilities through the expansion of global third-party sales efforts and effective transfer pricing programs. During 2010, our manufacturing facilities experienced record levels of profit and we increased third-party tube sales gross profit compared to 2009.

Gross profit in our North American Sewer Rehabilitation segment increased by 21.1% to $91.3 million in 2009 compared to $75.4 million in 2008. The increase in gross profit was primarily due to our continued project execution improvements, profitability improvement initiatives and lower pricing for fuel and resin. Gross profit margin increased 360 basis points from 22.2% in 2008 to 25.8% in 2009. In addition, gross profit margin was boosted by increased third-party product sales.

Operating Expenses

Operating expenses decreased 3.7% in 2010 compared to 2009 primarily due to a continued focus on operational efficiencies and resource management as well as lower corporate allocations due to the growth of the Energy and Mining segment. Operating expenses, as a percentage of revenues, were 12.8% in 2010 compared to 15.0% in 2009.

Operating expenses decreased 11.8% in 2009 compared to 2008 due to the cost-cutting and performance improvement initiatives. Operating expenses, as a percentage of revenues, were 15.0% in 2009 compared to 17.7% in 2008.

Operating Income and Operating Margin

Operating income in this segment increased to $42.0 million in 2010 compared to $38.4 million in 2009, a 9.6% increase, primarily due to increased revenues and lower operating expenses, partially offset by lower gross profit margins. The North American Sewer Rehabilitation segment operating margin decreased to 10.5% in 2010 compared to 10.8% in 2009 driven by the lower gross profit margin levels previously discussed.

Operating income in this segment increased to $38.4 million in 2009 compared to $15.3 million in 2008, a 150.0% increase, primarily due to improved revenue, gross profit margin and lower operating expenses. Our North American Sewer Rehabilitation segment operating margin improved to 10.8% in 2009 compared to 4.5% in 2008.

European Sewer Rehabilitation Segment

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Revenues	$74,050	$85,993	$112,225
Gross profit	20,526	22,774	31,228
Gross profit margin	27.7%	26.5%	27.8%
Operating expenses	15,410	20,430	23,564
Restructuring charges	–	3,349	–
Operating income (loss)	5,116	(1,005)	7,664
Operating margin	6.9%	(1.2)%	6.8%

Revenues

In 2010, revenues in our European Sewer Rehabilitation segment decreased by 13.9% to $74.1 million from $86.0 million in 2009. This decrease was due primarily to lower contracting revenues as we exited the contracting markets of Belgium, Romania and Poland. Additionally, we experienced poor market conditions in France and the United Kingdom due to depressed economic conditions along with the implementation of austerity measures. Partially offsetting the decline in contracting revenues were increased revenues from our manufacturing facility, including increased third-party tube sales. In 2011, we expect modest growth for this segment due to an expected recovery in the United Kingdom and expanded third-party tube sales.

        As previously announced, during the fourth quarter of 2009, we implemented a reorganization of our European business, where we decided to exit the contracting markets in Belgium, Romania and Poland. We also realigned responsibilities and combined operations, thereby reducing administrative overhead costs. The reorganization included the elimination of 34 positions throughout our operations in Europe. As part of the reorganization and as previously discussed, we acquired the 25% minority interest in our European CIPP tube manufacturing operation.

Contract backlog in this segment was $23.3 million at December 31, 2010. This represented a decrease of $13.9 million, or 37.3%, compared to December 31, 2009. The decrease was principally due to our exit from the contracting markets in Belgium, Romania and Poland as well as lower backlog in France.

In 2009, revenues in our European Sewer Rehabilitation segment decreased by 23.4% to $86.0 million from $112.2 million in the prior year. This decrease was due primarily to market weakness in the United Kingdom and unfavorable foreign currency impacts. In 2008, our revenues were favorably impacted by a $6.7 million gain (net of related costs) on a litigation settlement.

Gross Profit and Gross Profit Margin

Gross profit declined by $2.2 million, or 9.9%, to $20.5 million in 2010 compared to $22.8 million in 2009 due to lower revenue levels coupled with performance issues in France. However, gross profit margin increased from 26.5% to 27.7% due to increased profitability in manufacturing, increased third-party tube sales, better project execution, more disciplined cost management across the European business and our exiting less profitable markets.

   We believe the 2009 reorganization positioned this business unit to continue the trend of increasing gross profit margin and declining operating expenses. It is allowing us to increase our focus on areas of profitable growth and reduce our risk in countries that have historically experienced poorer performance. We expect that our gross profit margin will continue to increase in 2011 as we improve operations in France and the United Kingdom, expand third-party product sales and pursue initiatives focused on generating an appropriate level of return.

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

Operating Expenses

Operating expenses decreased by $5.0 million, or 24.4%, in 2010 compared to 2009, due to the 2009 reorganization as well as continued cost reduction efforts across all regions in Europe. As a result of the reorganization in 2009, we recorded a pre-tax restructuring charge of $4.6 million in the fourth quarter of 2009, of which $1.2 million was recorded in the operating expense line of the income statement. The restructuring charge consisted of employee severance and lease cancellation costs, along with write-downs of certain assets associated with the exit from various markets. We expect no further costs from this reorganization. Excluding the restructuring charges, operating expenses decreased $3.8 million, or 19.6%, in 2010 versus 2009.

Excluding the $4.6 million in restructuring charges, of which $1.2 million was recorded in operating expenses, operating expenses decreased by $4.4 million, or 18.5%, in 2009 compared to 2008 due to cost reduction efforts in France, Switzerland and the United Kingdom.

Operating Income (Loss) and Operating Margin

Lower operating expense, along with a higher gross profit margin in 2010 led to a $6.1 million improvement in operating income when compared to an operating loss of $1.0 million in 2009. Excluding restructuring charges in 2009, operating income increased $1.6 million, or 43.7%, from 2009 to 2010. In the same context, operating margin increased from 4.1% to 6.9%.

Lower revenues and gross profit in 2009 led to an $8.7 million operating income decline compared to 2008. Excluding restructuring charges in 2009 and the legal settlement in 2008, operating income increased $2.6 million from 2008 to 2009 due to gross profit margin expansion and lower operating expenses. In the same context, operating margin increased from 0.9% to 4.1%.

Asia-Pacific Sewer Rehabilitation Segment

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Revenues	$43,493	$33,256	$10,129
Gross profit	10,108	9,032	2,938
Gross profit margin	23.2%	27.2%	29.0%
Operating expenses	10,003	5,591	1,299
Acquisition-related expenses	–	22	–
Operating income	105	3,419	1,639
Operating margin	0.1%	10.3%	16.2%

Revenues

Revenues in our Asia-Pacific Sewer Rehabilitation segment increased by $10.2 million, or 30.8%, to $43.5 million in 2010 compared to $33.3 million in 2009. The increase was due primarily to the inclusion of a full-year of revenues from our Australia and Hong Kong operations, which had not been consolidated in the first two quarters of 2009, as well as the inclusion of revenue from Insituform-Singapore, which we acquired in January 2010. The increases mentioned above were partially offset by a revenue decline in India, primarily due to project delays as a result of the 2010 Commonwealth Games, which were held in 2010 in New Delhi, India, our primary market in India.

Contract backlog in our Asia-Pacific Sewer Rehabilitation segment increased to $79.8 million at December 31, 2010 from $57.4 million at December 31, 2009, an increase of 39.0%. This increase was principally due to growth in Hong Kong as well as the inclusion of backlog from our Singapore operation, which has been consolidated with our results since January 2010. With strong backlog and robust market conditions, we expect growth in each of our Asian markets in 2011.

Revenues in our Asia-Pacific Sewer Rehabilitation segment increased by $23.1 million to $33.3 million in 2009 compared to $10.1 million in 2008. The increase was due primarily to increased volume in our Indian operation and the inclusion of revenues from our Australia and Hong Kong operations, which had not been previously consolidated. We acquired 100% of each of these operations on June 30, 2009 (we previously owned 50% of each company). In 2009, Australia and Hong Kong contributed revenues of $3.1 million and $4.1 million, respectively.

Gross Profit and Gross Profit Margin

Gross profit in our Asia-Pacific Sewer Rehabilitation segment increased by $1.1 million, or 11.9%, in 2010 compared to 2009. Gross profit increased in all regions except India. The decrease in India was primarily due to revisions made in the cost to complete two projects. The main issue that caused us to revise the costs to complete for these two projects related to increased material costs, most notably, resin. The estimates to complete were based on using a type of resin (“filled resin”) that was less expensive than other resins (“unfilled resin”). The project ultimately required the use of the more expensive unfilled resin.  In estimates to complete, the discount assumed from the use of the less expensive filled resin had to be removed. The adjustments made to the cost to complete resulted in one project being estimated to complete in a loss position. An accrual for the remaining expected loss of $0.3 million was recorded as of December 31, 2010. We do not believe that any further loss provisions will be required.

Our gross profit margin decreased to 23.2% compared to 27.2% in 2009 as this segment continues to grow into the contracting markets in Asia, but also due to the project write-downs in India. The contracting markets historically carry lower margins than the third party tube sales and royalties, which made up a larger percentage of this segment in prior years. We expect margins to improve in 2011 compared to 2010 as we complete lower margin projects and begin new projects.

Gross profit in our Asia-Pacific Sewer Rehabilitation segment increased by $6.1 million, or 207.4%, in 2009 compared to 2008. Our gross profit margin decreased to 27.2% compared to 29.0% in 2008. Gross profit margin decreased as we continued our move away from the third-party tube sale market into the contracting markets. In addition, gross profit margins were lower due to slower than anticipated progress on projects in India due to heavy rains during the monsoon season. Gross profit increased substantially in 2009 as a result of the increase in revenues, albeit at slightly lower margins.

Operating Expenses

Operating expenses increased by 78.9%, or $4.4 million, in 2010 compared to 2009 due principally to our continuing investments in our operation in India and the inclusion of expenses upon consolidation of our Australia, Hong Kong and Singapore operations. We are continuing our focus on business development efforts in international markets, which will require us to dedicate continuing resources to these efforts. Operating expenses, as a percentage of revenues, increased to 23.0% in 2010 compared to 16.9% in 2009.

Operating expenses increased by $4.3 million in 2009 compared to 2008 due principally to our continuing investments in our operations in India and the inclusion of expenses upon consolidation of our Australia and Hong Kong operations. In 2009, Australia and Hong Kong had operating expenses of $0.7 million and $0.6 million, respectively. We are continuing our focus on business development efforts in international markets, which will require us to dedicate additional resources to these efforts. Operating expenses, as a percentage of revenues, increased to 16.9% in 2009 compared to 12.8% in 2008.

Operating Income and Operating Margin

Improved revenues and gross profit, offset by lower gross profit margin and higher operating expenses, led to a $3.3 million, or 97.0%, decrease in operating income in 2010 compared to 2009. Operating margin declined to 0.1% in 2010 compared to 10.3% in 2009.

Improved revenues and gross profit, partially offset by higher operating expenses, led to an increase in operating income of $1.8 million in 2009 compared to 2008. Operating margin declined to 10.3% in 2009 compared to 16.2% in 2008. The decrease in operating margin was primarily the result of current year work being comprised of a higher mix of lower margin installation work versus third-party tube sales in the prior year.

Water Rehabilitation Segment

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Revenues	$14,548	$11,521	$13,447
Gross profit	559	254	1,745
Gross profit margin	3.8%	2.2%	13.0%
Operating expenses	1,895	2,832	3,403
Operating loss	(1,336)	(2,578)	(1,658)
Operating margin	(9.2)%	(22.4)%	(12.3)%

Revenues

Revenues increased by $3.0 million, or 26.3%, in our Water Rehabilitation segment in 2010 to $14.5 million from $11.5 million in 2009, due primarily to increased work in North America. Our Water Rehabilitation segment contract backlog was $3.8 million at December 31, 2010. This represented a decrease of $3.9 million, or 50.5%, compared to December 31, 2009. During 2009, we launched InsituMain®, our new pressure-rated, cured-in-place pipe system for the rehabilitation of water transmission and distribution mains. We believe this new product, coupled with our other Insituform Blue® water pipe rehabilitation products, firmly establishes us in the marketplace. We continue to believe that prospects for new orders and growth are getting stronger, and we anticipate growth in backlog over the coming quarters, after the winter months.

The financial results for our Water Rehabilitation segment were below our expectations in 2010, but we made continued progress with respect to the introduction of InsituMain®. During 2010, we executed InsituMain® projects across North America and received approval to complete projects in various new regions. These successful installations grew our execution capabilities, as potential customers evaluate their options to rehabilitate water infrastructure. Our method of lining and rehabilitating water infrastructure is now a viable and economic alternative to other methods available in the market. We will continue to demonstrate the commercial viability of InsituMain® through the execution of projects across North America. During 2010, we expanded the technical envelope of InsituMain® to 36 inches.

Revenues decreased by $1.9 million, or 14.3%, in our Water Rehabilitation segment in 2009 to $11.5 million from $13.4 million in 2008, due primarily to low workable backlog levels especially in Europe. Our Water Rehabilitation segment contract backlog was $7.7 million at December 31, 2009.

Gross Profit and Gross Profit Margin

In 2010, gross profit increased by $0.3 million, or 120.6%, to $0.6 million from $0.3 million in 2009. This increase was due principally to successful completion of several projects in North America. Our water rehabilitation business is still in a development stage. We continue to validate and test our newly-developed water rehabilitation products as we have successfully completed small- and medium-diameter work and continue to develop our large-diameter capability in the market.

In 2009, gross profit decreased by $1.5 million, or 85.4%, to $0.3 million from $1.7 million in 2008. This decrease was due principally to isolated project execution issues. Our gross profit margin percentage decreased by 1,080 basis points for the same period. Our water rehabilitation business was still in an early development stage during 2008.

Operating Expenses

Operating expenses decreased by $0.9 million to $1.9 million in 2010 from $2.8 million in 2009 as a result of a continuing effort of combining operations and project management resources with our North American Sewer Rehabilitation structure. Operating expenses as a percentage of revenues declined to 13.0% in 2010 compared to 24.6% in 2009.

Operating expenses decreased by $0.6 million to $2.8 million in 2009 from $3.4 million in 2008 due to combining operations and project management resources with our North American Sewer Rehabilitation structure during the first half of 2009. Operating expenses as a percentage of revenues declined to 24.6% in 2009 compared to 25.3% in 2008.

Operating Loss and Operating Margin

Operating loss decreased by $1.2 million, or 48.2%, to a loss of $1.3 million in 2010 compared to a loss of $2.6 million in 2009. During 2010, we experienced fewer execution errors and more opportunities to conduct pilot projects at cost. Operating margin improved to (9.2) % in 2010 compared to (22.4) % in 2009.

Operating loss increased by $0.9 million, or 55.3%, to $2.6 million in 2009 compared to $1.7 million in 2008. Operating margin declined to (22.4) % in 2009 compared to (12.3) % in 2008.

Energy and Mining Segment

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Revenues	$382,246	$241,678	$60,567
Gross profit	105,309	67,185	18,250
Gross profit margin	27.5%	27.8%	30.1%
Operating expenses	65,888	48,713	7,354
Acquisition-related expenses (credit)	(1,700)	6,872	–
Restructuring charges	–	676	–
Operating income	41,121	10,924	10,896
Operating margin	10.8%	4.5%	18.0%

Revenues

Revenues in our Energy and Mining segment increased by $140.1 million, or 58.2%, to $382.2 million in 2010 compared to $241.7 million in 2009. This increase was primarily due to significant growth in our pipe coating and Tite Liner® businesses. Additionally, the increase in revenues was due to the inclusion of a full year of results from our 2009 acquisitions of Bayou (February 20, 2009) and Corrpro (March 31, 2009) as well as the addition of double joint welding capabilities in the first quarter of 2010 and BPPC in October 2009. Our Energy and Mining segment is active in six primary geographic regions: the United States, Canada, Mexico, South America, the Middle East and Europe, and includes pipeline rehabilitation, pipe coating, design and installation of cathodic protection systems and welding services. During 2010, each of these product lines experienced growth in revenue. Revenue in our Energy and Mining segment is responsive to market conditions in the oil, gas and mining industries; however, portions of our Energy and Mining segment are somewhat insulated from market downturns as they are not entirely dependent on new pipelines or expansion, but rather on rehabilitation and maintenance and the opportunity for our customers to gain increased utilization and capacity through existing assets. In 2011, we expect improving global markets will lead to expansion within existing geographies for our corrosion engineering and industrial lining platforms as well as new geographies, specifically, in Asia and the Middle East.

Our Energy and Mining segment contract backlog decreased $34.1 million, or 18.9%, to $146.1 million at December 31, 2010 compared to December 31, 2009. This decrease was primarily driven by lower backlog in our pipe coating business as we experienced short-term lulls in availability of large diameter pipe coating projects towards the end of 2010. In 2009, backlog attributed to the 2009 acquisitions was $122.9 million.

The 2009 results for our Energy and Mining segment include our recently acquired Bayou and Corrpro businesses. 2009 revenues in our Energy and Mining segment increased to $241.7 million compared to revenues of $60.6 million in 2008 (prior to acquisitions). Revenues attributed to these acquisitions were $199.4 million in 2009. The increase in revenues was partially offset by a decline in revenues for our UPS, of $18.3 million, or 30.2%, compared to 2008 due primarily to the election by our customers to hold back larger projects and only proceed on projects deemed imperative as a result of lower commodity prices.

Gross Profit and Gross Profit Margin

Our Energy and Mining segment gross profit increased by $38.1 million, or 56.7%, to $105.3 million in 2010 compared to $67.2 million in 2009. The increase in gross profit year over year was partially due to the inclusion of a full-year of results for 2010 for our pipe coating and cathodic protection businesses compared to partial years in 2009. Also, the additions of double joint welding capabilities and BPPC contributed to the increase in gross profit. Gross profit margin percentages were strong in all areas of our Energy and Mining segment, most notably in our pipe coating business.

Our Energy and Mining segment gross profit increased by $48.9 million to $67.2 million in 2009 compared to $18.3 million in 2008. The contribution to gross profit from our newly acquired Bayou and Corrpro businesses was $52.7 million. Gross profit from our UPS business decreased by $3.8 million in 2009 compared to 2008, due primarily to lower revenues. Gross profit margin percentage declined 230 basis points from the prior year to 27.8% from 30.1%. This decline was principally due to the lower gross profit margin structure of our Bayou business. The gross profit margin percentage for our UPS business increased 410 basis points to 34.2% in 2009 compared to 30.1% in 2008 due to higher margin work in the United States during 2009.

Operating Expenses

Operating expenses in our Energy and Mining segment increased by $17.2 million, or 35.3%, in 2010 compared to 2009. The increase in operating expenses during 2010 was attributable to the inclusion of a full year of operating expenses related to the expansion of our service offerings within the Energy and Mining segment of $11.2 million and increased support and higher corporate allocations due to the growth within the segment. In 2009, the contribution to operating expenses from Bayou and Corrpro was $48.9 million, of which $6.9 million were acquisition-related expenses. As a percentage of revenues, our Energy and Mining operating expenses, exclusive of acquisition-related expenses and restructuring charges, were 17.2% in 2010 compared to 20.2% in 2009. Since the acquisitions of Bayou and Corrpro, we have identified and implemented approximately $5.2 million in cost reductions on an annualized run rate.

Operating expenses in our Energy and Mining segment increased by $48.9 million in 2009 compared to 2008. This significant increase in operating expenses was attributable to our acquisitions of Bayou and Corrpro. The contribution to operating expenses from Bayou and Corrpro was $48.9 million, of which $6.9 million were acquisition-related expenses. Our UPS business saw a decrease in operating expenses of $0.8 million to $6.6 million in 2009 from $7.4 million in 2008 due to cost cutting initiatives put in place in response to the economic downturn. As a percentage of revenues, our Energy and Mining operating expenses were 23.3% in 2009 compared to 12.1% in 2008.

Operating Income and Operating Margin

Operating income increased $30.2 million to $41.1 million in 2010 compared to $10.9 million in 2009. Operating income as a percentage of revenues increased to 10.8% in 2010 compared to 4.5% in 2009. The increase was due to the full year inclusion of Bayou and Corrpro and improved revenue levels partially offset by higher operating expenses.

Operating income remained relatively flat in 2009 compared to 2008. Operating income as a percentage of revenues decreased to 4.5% in 2009 compared to 18.0% in 2008. This decrease was due to acquisition costs allocated to the Energy & Mining segment and the lower gross profit margins.

Other Income (Expense)

Interest expense increased to $8.7 million in 2010 compared to $8.3 million in 2009 primarily related to a full year of interest expense associated with our acquisitions of Bayou and Corrpro and our outstanding loan from our Bayou joint venture in Canada. During 2009, we had nine months of interest expense as the credit facility was initiated on March 31, 2009 and two months of interest expense from the outstanding loan from our Bayou joint venture in Canada. Interest expense increased to $8.3 million in 2009 compared to $5.4 million in 2008. See “Liquidity and Capital Resources – Long-Term Debt” under this Item 7 for further discussion of debt instruments and related amendments.

Interest income decreased $0.2 million to $0.3 million in 2010 compared to $0.5 million in 2009, due primarily to lower deposit balances throughout the year and lower interest rates on collected balances. Interest income decreased $3.3 million to $0.5 million in 2009 compared to $3.8 million in 2008, due primarily to lower deposit balances throughout the year and significantly lower interest rates on collected balances.

Other income (expense) decreased $2.4 million to $(0.9) million in 2010 compared to $1.4 million in 2009. Other income decreased $0.2 million to $1.4 million in 2009 compared to $1.6 million in 2008.

Taxes on Income

Our effective tax rate in 2010 was 29.6% and was lower than the federal statutory rate due primarily to the benefit of income in jurisdictions with rates lower than the United States. We expect a slightly higher effective tax rate in 2011 due to increased income in jurisdictions with higher tax rates, such as the United States.

Our deferred tax liabilities in excess of deferred tax assets were $25.0 million, including a $5.1 million valuation allowance primarily related to foreign net operating losses. Deferred tax assets include $0.5 million of foreign tax credit carryforwards, which have no expiration dates, and $7.8 million in federal, state and foreign net operating loss carryforwards, net of applicable valuation allowances.

Our effective tax rate in 2009 was 29.4% and was lower than the federal statutory rate due primarily to the benefit of income in jurisdictions with rates lower than the U.S. rate.

Our effective tax rate in any given year is dependent in part on the level of taxable income we generate in each of the foreign jurisdictions in which we operate.

Equity in Earnings (Losses) of Affiliated Companies

Equity in earnings (losses) of affiliated companies was $7.3 million, $1.1 million and $(0.2) million in 2010, 2009 and 2008, respectively. The increase during 2010 was due to improvement in the results from Bayou Coating, our Bayou pipe coating joint venture in Baton Rouge, which has recovered from weak market conditions and low backlog that persisted during much of 2009. Additionally, a favorable income tax adjustment of $1.7 million also impacted our German joint venture in 2010 due to revisions of prior period tax rates. On June 30, 2009, we acquired the outstanding ownership interests of our joint venture partner, VSL International Limited, in Insituform-Hong Kong and Insituform-Australia. For all periods prior to June 30, 2009, these joint ventures were reported as equity in earnings (losses) of affiliated companies, net of tax. At June 30, 2009, Insituform-Hong Kong and Insituform-Australia were accounted for as fully consolidated entities and are no longer included in equity in earnings (losses) of affiliated companies for periods after June 30, 2009. Equity losses from Insituform-Hong Kong and Insituform-Australia prior to June 30, 2009 were $0.3 million for 2009 and $1.1 million for 2008.

Noncontrolling Interests

Noncontrolling interests were $(1.4) million, $(1.2) million and $(0.9) million in 2010, 2009 and 2008, respectively, and are the 49.5% interest in the net income of the contractual joint venture in India held by SPML and the 49% interest in the net income of BPPC held by Perma-Pipe. Additionally, in 2009 and 2008, noncontrolling interests were related to the 25% interest in the net income of Insituform Linings held by Per Aarsleff until December 2009. In the fourth quarter of 2009, we purchased the remaining 25% noncontrolling interest in Insituform Linings. See Note 1 to the consolidated financial statements contained in this report.

Loss from Discontinued Operations

Revenues from discontinued operations were $0.1 million, $(4.6) million and $6.5 million in 2010, 2009 and 2008, respectively. Losses from discontinued operations, net of income taxes, were $0.1 million, $4.1 million and $2.4 million in 2010, 2009 and 2008, respectively. The results in discontinued operations were due to the winding down of our tunneling business, which was announced in March 2007. The losses and expenses in this segment in 2010 were primarily related to legal expenses with respect to certain final tunneling matters. Discontinued operations experienced a net loss of $0.1 million, or $0.01, per diluted share in 2010. Approximately $1.3 million in equipment relating to discontinued operations remained as of December 31, 2010, and we continue to pursue the sale of the equipment through a variety of sources. We do not expect any activity in 2011 in the discontinued operations section as all material open matters have been resolved.

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

	December 31,
	2010	2009	2008
	(In millions)

North American Sewer Rehabilitation	$155.7	$180.9	$150.8
European Rehabilitation	23.3	37.2	25.2
Asia-Pacific Sewer Rehabilitation	79.8	57.4	46.2
Water Rehabilitation	3.8	7.7	8.2
Energy and Mining	146.1	180.2	18.7
Total	$408.7	$463.4	$249.1

Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Liquidity and Capital Resources

Cash and Cash Equivalents

	December 31,
	2010	2009
	(In thousands)
Cash and equivalents	$114,829	$106,064
Restricted cash – in escrow	745	1,339

Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments and compensating balances for bank undertakings in Europe.

Sources and Uses of Cash

We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, potential acquisitions, working capital and debt servicing. During 2010, capital expenditures were primarily for equipment for Bayou Delta, crew expansion in our North American Sewer Rehabilitation segment and supporting our growth in the Asia-Pacific market. We expect slightly lower levels of capital expenditures in 2011. At December 31, 2010, our cash balances were located worldwide for working capital and support needs.

Our primary source of cash is operating activities. We occasionally borrow under our line of credit to fund operating activities, including working capital investments. Information regarding our cash flows for 2010 and 2009 is discussed below and is presented in our consolidated statements of cash flows contained in this Report. Operating cash flow in 2010 declined over the prior year period primarily as a result of an increase in receivables, retainage and costs and estimated earnings in excess of billings partially offset by improved profitability. This increase in receivables, retainage, and costs and estimated earnings in excess of billings was due to increased revenues as well as a slight increase in days sales outstanding (referred to as DSOs). Our current cash flow, coupled with existing cash balances and other resources, should be sufficient to fund our ongoing operations in the next twelve months.

We completed a secondary public offering of our common stock in February 2009, from which we received net proceeds of $127.8 million. These proceeds were used to pay the purchase price for our acquisition of selected assets and liabilities of Bayou and the noncontrolling interests of certain subsidiaries of Bayou.

Cash Flows from Operations

Cash flows from continuing operating activities provided $53.5 million in 2010 compared to $58.3 million provided in 2009. The decrease in operating cash flow from 2010 to 2009 was primarily related to increased receivables and higher equity earnings in affiliated companies. Partially offsetting the decrease was increased earnings, deferred taxes and additional depreciation and amortization compared to 2009.

We used $44.9 million in 2010 compared to $5.8 million in 2009 in relation to working capital. The largest component of our working capital during 2010 was the use of $39.2 million for accounts receivable, retainage and cost and estimated earnings in excess of billings, of which $31.2 million is attributable to the increase in revenue during 2010. Our DSOs from continuing operations increased by four days to 99 at December 31, 2010 from 95 at December 31, 2009. DSOs have generally increased over the last two years. Due to the global economic downturn, customers, specifically municipalities, have increased their payable cycle which has created an increase in our DSOs. Additionally, we used $9.7 million for inventories, while accounts payable used $3.8 million. Notwithstanding these issues, we have increased our efforts to reduce DSOs in an effort to facilitate improvements in liquidity. Also, in 2010, we received $7.8 million as a return of equity from our affiliated companies.

Unrestricted cash increased to $114.8 million at December 31, 2010 from $106.1 million at December 31, 2009. The liquidation of our discontinued operations provided $0.4 million in 2010 compared to $6.2 million provided in 2009 as we have completed the last substantial aspects of discontinuing this business activity.

Cash Flows from Investing Activities

Investing activities from continuing operations used $39.0 million and $237.2 million in 2010 and 2009, respectively. We used $36.9 million in cash for capital expenditures in 2010 compared to $21.8 million in 2009. Capital expenditures were primarily for an increase in crews and equipment in our North American Sewer Rehabilitation segment, growth of our Asia-Pacific Sewer Rehabilitation segment and equipment purchases within our Energy and Mining segment for our Bayou Delta operation. Capital expenditures in 2010 and 2009 were partially offset by $0.5 million and $1.9 million, respectively, in proceeds received from asset disposals. In 2010, $0.7 million of non-cash capital expenditures were included in accounts payable and accrued expenditures. In addition, we used $1.3 million to acquire our licensee in Singapore. In 2009, we used $209.7 million, net of cash acquired, to acquire Bayou and Corrpro. The investing activities of our discontinued operations had no activity during 2010 compared to $0.8 million provided in 2009. In 2011, we expect to spend approximately $30.0 million on capital expenditures.

Cash Flows from Financing Activities

Cash flows from financing activities from continuing operations used $5.3 million in 2010 compared to $172.8 million provided in 2009. In 2010, we received $2.6 million from the holders of the noncontrolling interests in Bayou Delta and Insituform-India. Additionally, we distributed $0.4 million of income to our non-controlling interest’s partners. In 2009, we received proceeds of $50.0 million from a term loan used for the acquisition of Corrpro. In addition, we received $127.8 million from our public offering of common stock used for the acquisition of Bayou. During 2009, we paid dividends of $1.0 million to the holder of the noncontrolling interest in Insituform Linings, our United Kingdom manufacturing operation. During the fourth quarter of 2009, we used $4.0 million to purchase the remaining 25% noncontrolling interest of Insituform Lining. Also, we received an aggregate of $4.1 million as investments from the holders of the noncontrolling interests in Insituform-India and BPPC.

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

At our election, borrowings under the Credit Facility bear interest at either (i) a fluctuating rate of interest equal on any day to the higher of Bank of America, N.A.’s announced prime rate, the Federal Funds Rate plus 0.50% or the one-month LIBOR plus 1.0%, plus in each case a margin ranging from 1.75% to 3.00%, or (ii) rates of interest fixed for one, two, three or nine months at the British Bankers Association LIBOR Rate for such period plus a margin ranging from 2.75% to 4.00%. The applicable margins are determined quarterly based upon our consolidated leverage ratio. The annualized rate on outstanding borrowings under the Credit Facility at December 31, 2010 was 3.28%.

In connection with our acquisition of Corrpro on March 31, 2009, we borrowed the entire amount of the term loan of $50.0 million and approximately $7.5 million under the revolving line of credit, which was subsequently repaid. See Note 5 to the consolidated financial statements contained in this report for more information.

As of December 31, 2010, we had $16.6 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, (i) $12.5 million was collateral for the benefit of certain of our insurance carriers, (ii) $1.7 million was collateral for work performance obligations and (iii) $2.4 million was for security in support of working capital needs of Insituform-India and the working capital and performance bonding needs of Insituform-Australia.

Our total indebtedness at December 31, 2010 consisted of the Company’s $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013, $32.5 million of the original $50.0 million term loan and $3.0 million of third party notes and other bank debt. In connection with the formation of BPPC, we and Perma-Pipe Inc. loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Of such amount, $4.2 million is included in our consolidated financial statements as third-party debt. Under the terms of the Senior Notes, Series 2003-A, prepayment could cause us to incur a “make-whole” payment to the holder of the notes. At December 31, 2010, this make-whole payment would have approximated $7.1 million.

Our Senior Notes and Credit Facility are subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. The Senior Notes and Credit Facility also provide for events of default, including, in the event of non-payment or certain defaults under other outstanding indebtedness. We were in compliance with each of these covenants at December 31, 2010.

We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances and additional short- and long-term borrowings for the next twelve months. We expect cash generated from operations to continue to improve going forward due to increased profitability, improved working capital management initiatives and additional cash flows generated from businesses acquired in 2009 and 2010.

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

The following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2010 (in thousands). This table includes cash obligations related to principal outstanding and interest under existing debt arrangements and operating leases.

Payments Due by Period
Cash Obligations(1)(2)(3)(4)(5)	Total	2011	2012	2013	2014	2015	Thereafter

Long-term debt	$101,715	$10,000	$26,715	$65,000	$-	$-	$-
Interest on long-term debt	12,198	5,436	4,637	2,125	-	-	-
Operating leases	40,277	13,258	10,804	7,206	4,499	2,855	1,655
Total contractual cash obligations	$154,190	$28,694	$42,156	$74,331	$4,499	$2,855	$1,655

(1)
Cash obligations are not discounted. See Notes 5 and 9 to the consolidated financial statements contained in this report regarding our long-term debt and credit facility and commitments and contingencies, respectively.

(2)
In March 2009, we borrowed the entire amount of $50.0 million term loan, of which $32.5 million was outstanding at December 31, 2010. We also had $16.6 million for non-interest bearing letters of credit outstanding as of December 31, 2010, $12.5 million of which was collateral for insurance, $1.7 million of which was collateral for work performance obligations and $2.4 million was for security in support of working capital needs of Insituform-India and the working capital and performance bonding needs of Insituform-Australia.

(3)
Liabilities related to Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, have not been included in the table above because we are uncertain as to if or when such amounts may be settled.

(4)	There were no material purchase commitments at December 31, 2010.

(5)	The Corrpro pension funding was excluded from this table as the amounts are immaterial.

Off-Balance Sheet Arrangements

We use various structures for the financing of operating equipment, including borrowings, operating leases and sale-leaseback arrangements. All debt is presented in the balance sheet. Our future commitments were $154.2 million at December 31, 2010. We also have exposure under performance guarantees by contractual joint ventures and indemnification of our surety. However, we have never experienced any material adverse effects to our consolidated financial position, results of operations or cash flows relative to these arrangements. All of our unconsolidated joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 9 to our consolidated financial statements contained in this report regarding commitments and contingencies.

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

 Bayou is party to certain contracts that provide for multiple value-added coating and welding services to customer pipe for use in pipelines in the energy and mining industries, which we consider to be multiple deliverables. We recognize revenue for each deliverable as a separate unit of accounting under the accounting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“FASB ASC 605”).  Each service, or deliverable, we provide under these contracts could be performed without the other services. Additionally, each service is separately priced, has stand-alone value and the fair value of each service can be readily determined. Performance of each of the deliverables is observable due to the nature of the services. Customer inspection typically occurs at the completion of each service before another service is performed.

Equity-Based Compensation

We record expense for equity-based compensation awards, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units based on the fair value recognition provisions contained in FASB ASC 718, Compensation—Stock Compensation (“FASB ASC 718”). Fair value of stock option awards is determined using an option pricing model that is based on established principles of financial economic theory. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for valuation of stock option awards. Volatility and expected term assumptions are based on our historical experience. The risk-free rate is based on a U.S. Treasury note with a maturity similar to the option award’s expected term. Fair value of restricted stock, restricted stock unit and deferred stock unit awards is determined using our closing stock price on the award date. The shares of restricted stock and restricted stock units that are awarded are subject to performance and service restrictions. We make forfeiture rate assumptions in connection with the valuation of restricted stock and restricted stock unit awards that could be different than actual experience. Discussion of our application of FASB ASC 718 is described in Note 7 to the consolidated financial statements contained in this report.

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

In accordance with FASB ASC 740, tax benefits from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. In addition, this recognition model includes a measurement attribute that measures the position as the largest amount of tax that is greater than 50% likely of being realized upon ultimate settlement in accordance with FASB ASC 740. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize tax liabilities in accordance with FASB ASC 740 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. While we believe the resulting tax balances as of December 31, 2010 and 2009 were appropriately accounted for in accordance with FASB ASC 740, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material.

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

Long-lived assets, including property, plant and equipment and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include:

●	significant underperformance in a region relative to expected historical or projected future operating results;
●	significant changes in the use of the assets of a region or the strategy for the region;
●	significant negative industry or economic trends;
●	significant decline in our stock price for a sustained period; and
●	market capitalization significantly less than net book value.

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

        Under FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”), we assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Our annual assessment was last completed as of October 1, 2010. An impairment charge will be recognized to the extent that the implied fair value of the goodwill balances for each reporting unit is less than the related carrying value. Factors that could potentially trigger an impairment review include (but are not limited to):

●	significant underperformance of a segment relative to expected, historical or projected future operating results;
●	significant negative industry or economic trends;
●	significant changes in the strategy for a segment including extended slowdowns in the segment’s market;
●	a decrease in our market capitalization below our book value for an extended period of time; and
●	a significant change in regulations.

Our recorded goodwill by reportable segment was as follows at December 31, 2010 (in millions):

North American Sewer Rehabilitation	$102.3
European Sewer Rehabilitation	19.8
Asia-Pacific Sewer Rehabilitation	5.0
Energy and Mining	55.0
Total goodwill	$182.1

No goodwill was recorded for the Water Rehabilitation segment at December 31, 2010. The recorded goodwill related to the Asia-Pacific Sewer Rehabilitation segment is the result of our acquisitions of Insituform-Hong Kong and Insituform-Australia (see Note 1 to our consolidated financial statements contained in this report). The recorded goodwill related to our Energy and Mining segment is the result of our acquisitions of Bayou and Corrpro (see Note 1 to our consolidated financial statements contained in this report). In accordance with the provisions of FASB ASC 350, we determined the fair value of our reporting units at the annual impairment assessment date and compared such fair value to the carrying value of those reporting units to determine if there were any indication of goodwill impairment. Our reporting units for purposes of assessing goodwill are North American Sewer Rehabilitation, European Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation, UPS, Bayou and Corrpro.

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

Significant assumptions used in the October 2010 review included: (i) five- to eight-year compound annual growth rates ranging from 2% to 35%; (ii) terminal values for each reporting unit using a long-term growth rate of 3%; and (iii) discount rates ranging from 13.0% to 17.0%. If actual results differ from estimates used in these calculations, we could incur future impairment charges. During our assessment of the reporting units’ fair values in relation to their respective carrying values, all six reporting units had a fair value in excess of 20% of their carrying value.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at December 31, 2010 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable. At December 31, 2010 and 2009, the estimated fair value of our long-term debt was approximately $106.0 million and $114.5 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at December 31, 2010 would result in a $0.3 million increase in interest expense. The increase in interest expense would be partially offset by the interest rate swap agreement discussed below.

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

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the U.S. and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At December 31, 2010, a substantial portion of our cash and cash equivalents were denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $6.4 million impact to our equity through accumulated other comprehensive income.

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At December 31, 2010, there were no material foreign currency hedge instruments outstanding. See Note 10 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

Commodity Risk

We have exposure to the effect of limitations on supply and changes in commodity pricing relative to a variety of raw materials that we purchase and use in our operating activities, most notably resin, iron ore, chemicals, staple fiber, fuel, metals and pipe. We manage this risk by entering into agreements with certain suppliers utilizing a request for proposal, or RFP, format and purchasing in bulk, and advantageous buying on the spot market for certain metals, when possible. We also manage this risk by continuously updating our estimation systems for bidding contracts so that we are able to price our products and services appropriately to our customers. However, we face exposure on contracts in process that have already been priced and are not subject to any cost adjustments in the contract. This exposure is potentially more significant on our longer-term projects.

We obtain a majority of our global resin requirements, one of our primary raw materials, from multiple suppliers in order to diversify our supplier base and thus reduce the risks inherent in concentrated supply streams. We have qualified a number of vendors in North America, Europe and Asia that can deliver, and are currently delivering, proprietary resins that meet our specifications.

Iron ore inventory balances are managed according to our anticipated volume of concrete weight coating projects. We obtain the majority of our iron ore from a limited number of suppliers, and pricing can be volatile. Iron ore is typically purchased near the start of each project. Concrete weight coating revenue accounts for a small percentage of our overall revenues.

Item 8.  Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Under the supervision and with the participation of Company management, including the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer), an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In performing this evaluation, management employed the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.

Based on the criteria set forth in Internal Control – Integrated Framework, management, including the Company’s Chief Executive Officer and its Chief Financial Officer, has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Company management does not expect that its system of internal control over financial reporting and procedures will prevent all misstatements due to inherent limitations. Therefore, management’s assessment provides reasonable, but not absolute, assurance that misstatements will be prevented and/or detected by the established internal control and procedures over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

/s/ J. Joseph Burgess
J. Joseph Burgess President and Chief Executive Officer (Principal Executive Officer)

/s/ David A. Martin
David A. Martin Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Insituform Technologies, Inc.,

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Insituform Technologies, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Saint Louis, Missouri
February 28, 2011

Insituform Technologies, Inc. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands, except per share amounts)

	2010	2009	2008
Revenues	$914,975	$726,866	$536,664
Cost of revenues	685,395	536,275	407,067
Gross profit	229,580	190,591	129,597
Operating expenses	144,245	130,555	95,715
Acquisition-related expenses (credit)	(1,700)	6,894	–
Restructuring charges	–	4,025	–
Operating income	87,035	49,117	33,882
Other income (expense):
Interest expense	(8,691)	(8,296)	(5,398)
Interest income	332	520	3,761
Other	(947)	1,423	1,627
Total other expense	(9,306)	(6,353)	(10)
Income before taxes on income	77,729	42,764	33,872
Taxes on income	23,040	12,561	8,625
Income before equity in earnings (losses) of affiliated companies	54,689	30,203	25,247
Equity in earnings (losses) of affiliated companies, net of tax	7,291	1,192	(246)
Income before discontinued operations	61,980	31,395	25,001
Loss from discontinued operations, net of tax	(100)	(4,070)	(2,436)
Net income	61,880	27,325	22,565
Less: net income attributable to noncontrolling interests	(1,418)	(1,154)	(925)
Net income attributable to common stockholders	$60,462	$26,171	$21,640

Earnings per share attributable to common stockholders:
Basic:
Income from continuing operations	$1.55	$0.81	$0.87
Loss from discontinued operations	(0.01)	(0.11)	(0.09)
Net income	$1.54	$0.70	$0.78
Diluted:
Income from continuing operations	$1.54	$0.81	$0.86
Loss from discontinued operations	(0.01)	(0.11)	(0.09)
Net income	$1.53	$0.70	$0.77

The accompanying notes are an integral part of the consolidated financial statements.

Insituform Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2010 and 2009
(In thousands, except share information)

	December 31, 2010	December 31, 2009

Assets
Current assets
Cash and cash equivalents	$114,829	$106,064
Restricted cash	745	1,339
Receivables, net	178,994	147,835
Retainage	28,726	22,656
Costs and estimated earnings in excess of billings	69,544	64,821
Inventories	42,524	32,125
Prepaid expenses and other assets	30,031	28,977
Current assets of discontinued operations	1,193	1,189
Total current assets	466,586	405,006
Property, plant and equipment, less accumulated depreciation	160,529	148,435
Other assets
Goodwill	182,141	180,506
Identified intangible assets, less accumulated amortization	73,170	78,311
Investments in affiliated companies	28,379	27,581
Deferred income tax assets	4,115	4,324
Other assets	4,260	8,827
Total other assets	292,065	299,549
Non-current assets of discontinued operations	2,607	3,304

Total Assets	$921,787	$856,294

Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$147,812	$148,075
Billings in excess of costs and estimated earnings	12,612	12,697
Current maturities of long-term debt, line of credit and notes payable	13,028	12,742
Current liabilities of discontinued operations	43	339
Total current liabilities	173,495	173,853
Long-term debt, less current maturities	91,715	101,500
Deferred income tax liabilities	32,330	24,570
Other liabilities	8,916	12,849
Non-current liabilities of discontinued operations	150	–
Total liabilities	306,606	312,772

Stockholders’ equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	–	–
Common stock, $.01 par – shares authorized 125,000,000 and 60,000,000; shares issued and outstanding 39,246,015 and 38,933,944	392	389
Additional paid-in capital	251,578	242,563
Retained earnings	347,249	286,787
Accumulated other comprehensive income	6,587	8,313
Total stockholders’ equity before noncontrolling interests	605,806	538,052
Noncontrolling interests	9,375	5,470
Total equity	615,181	543,522

Total Liabilities and Equity	$921,787	$856,294

The accompanying notes are an integral part of the consolidated financial statements.

Insituform Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands, except number of shares)
	Common Stock Shares $		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders’ Equity	Comprehensive Income
BALANCE Dec. 31, 2007	27,470,623	$275	$104,332	$238,976	$8,958	$2,717	$355,258
Net income	–	–	–	21,640	–	925	22,565	$22,565
Issuance of common stock	47,950	(0)	887	–	–	–	887	–
Issuance of shares pursuant to deferred stock unit awards	58,953	1	(452)	–	–	–	(451)	–
Restricted stock and stock units issued	471,679	5	(5)	–	–	–	–	–
Forfeitures of restricted stock	(71,420)	(1)	(1)	–	–	–	(2)	–
Equity based compensation	–	–	4,474	–	–	–	4,474	–
Currency translation adjustment and derivative transactions	–	–	–	–	(11,112)	(630)	(11,742)	(11,742)
Total comprehensive income								10,823
Less: total comprehensive income attributable to non-controlling interests								(295)
Total comprehensive income attributable to common stockholders								$10,528
BALANCE Dec. 31, 2008	27,977,785	$280	$109,235	$260,616	$(2,154)	$3,012	$370,989
Net income	–	–	–	26,171	–	1,154	27,325	$27,325
Issuance of common stock	10,573,540	106	130,291	–	–	–	130,397	–
Restricted stock and stock units issued	429,725	4	–	–	–	–	4	–
Issuance of shares pursuant to deferred stock unit awards	21,645	–	–	–	–	–	–	–
Forfeitures of restricted stock	(68,751)	(1)	–	–	–	–	(1)	–
Equity-based compensation	–	–	4,839	–	–	–	4,839	–
Dividend to non-controlling interests	–	–	–	–	–	(959)	(959)	–
Purchase of Insituform Linings	–	–	(1,808)	–	–	(2,171)	(3,979)	–
Investments by non-controlling interests	–	–	–	–	–	4,107	4,107	–
Currency translation adjustment and derivative transactions	–	–	6	–	10,467	327	10,800	10,800
Total comprehensive income								38,125
Less: total comprehensive income attributable to non-controlling interests								(1,481)
Total comprehensive income attributable to common stockholders								$36,644
BALANCE Dec. 31, 2009	38,933,944	$389	$242,563	$286,787	$8,313	$5,470	$543,522
Net income	–	–	–	60,462	–	1,418	61,880	$61,880
Issuance of common stock	132,485	1	2,302	–	–	–	2,303	–
Restricted stock issued	184,656	2	–				2
Issuance of shares pursuant to restricted stock units	32,156	–	–	–	–	–	–	–
Issuance of shares pursuant to deferred stock unit awards	9,231	–	–	–	–	–	–	–
Forfeitures of restricted stock	(46,457)	–	–	–	–	–	–	–
Equity based compensation expense	–	–	6,713	–	–	–	6,713	–
Distribution to non-controlling interests	–	–	–	–	–	(398)	(398)	–
Investments by non-controlling interests	–	–	–	–	–	2,578	2,578	–
Currency translation adjustment and derivative transactions	–	–	–	–	(1,726)	307	(1,419)	(1,419)
Total comprehensive income								60,461
Less: total comprehensive income attributable to non-controlling interests								(1,725)
Total comprehensive income attributable to common stockholders								$58,736
BALANCE Dec. 31, 2010	39,246,015	$392	$251,578	$347,249	$6,587	$9,375	$615,181

The accompanying notes are an integral part of the consolidated financial statements.

Insituform Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$61,880	$27,325	$22,565
Loss from discontinued operations	(100)	(4,070)	(2,436)
Income from continuing operations	61,980	31,395	25,001
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	30,732	28,440	17,307
(Gain) loss on sale of fixed assets	73	641	(1,607)
Equity-based compensation expense	6,713	4,839	4,474
Deferred income taxes	8,024	3,994	2,780
Equity in earnings of affiliated companies	(7,291)	(1,192)	246
Other	(1,886)	(3,998)	1,065
Changes in operating assets and liabilities:
Restricted cash	538	567	354
Return on equity method investments	7,803	2,537	–
Receivables net, retainage and costs and estimated earnings in excess of billings	(39,214)	(19,363)	(9,921)
Inventories	(9,677)	954	635
Prepaid expenses and other assets	(539)	8,991	(11,104)
Accounts payable and accrued expenses	(3,781)	491	12,629
Net cash provided by operating activities of continuing operations	53,475	58,296	41,859
Net cash provided by (used in) operating activities of discontinued operations	(446)	6,162	1,558
Net cash provided by operating activities	53,029	64,458	43,417

Cash flows from investing activities:
Capital expenditures	(36,858)	(21,837)	(15,022)
Proceeds from sale of fixed assets	482	1,855	1,786
Purchase of remaining interests in Hong Kong and Australian joint ventures	–	(278)	–
Patent expenditures	(1,346)	(2,705)	(3,489)
Purchase of Garneau, Inc. assets	–	(11,346)	–
Purchase of Singapore licensee	(1,257)	–	–
Proceeds from net foreign investment hedges	–	6,818	–
Purchase of Bayou and Corrpro, net of cash acquired	–	(209,714)	–
Net cash used in investing activities of continuing operations	(38,979)	(237,207)	(16,725)
Net cash provided by investing activities of discontinued operations	–	798	1,339
Net cash used in investing activities	(38,979)	(236,409)	(15,386)

Cash flows from financing activities:
Proceeds from issuance of common stock, including tax effect of stock option exercises	2,302	128,998	871
Distributions/dividends to noncontrolling interests	(398)	(959)	–
Proceeds from notes payable	1,986	2,637	2,582
Principal payments on notes payable	(1,808)	(4,159)	(2,742)
Investments by noncontrolling interests	2,578	4,107	–
Purchase of noncontrolling interests in Insituform Linings	–	(3,979)	–
Principal payments on long-term debt	(10,000)	(7,500)	–
Proceeds from long-term debt	–	53,700	–
Net cash provided by (used in) financing activities	(5,340)	172,845	711
Effect of exchange rate changes on cash	55	5,849	(8,382)
Net increase in cash and cash equivalents for the period	8,765	6,743	20,360
Cash and cash equivalents, beginning of year	106,064	99,321	78,961
Cash and cash equivalents, end of year	$114,829	$106,064	$99,321

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$7,046	$8,173	$4,307
Net income taxes paid	19,001	7,143	1,229

The accompanying notes are an integral part of the consolidated financial statements.

Insituform Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.      DESCRIPTION OF BUSINESS

Insituform Technologies, Inc., a Delaware corporation (the “Company”), is a leading worldwide provider of proprietary technologies and services for rehabilitating sewer, water, energy and mining piping systems and the corrosion protection of industrial pipelines. The Company offers one of the broadest portfolios of cost-effective solutions for rehabilitating aging or deteriorating pipelines and protecting new pipelines from corrosion. The Company’s business activities include research and development, manufacturing, distribution, installation, coating and insulation, cathodic protection and licensing. The Company’s products and services are currently utilized and performed in more than 70 countries across six continents.

Acquisitions/Strategic Initiatives

During the first quarter of 2009, the Company acquired two companies that significantly expanded the range of products and services the Company offers in the energy and mining sector.

On February 20, 2009, the Company acquired the business of The Bayou Companies, LLC and its related entities (“Bayou”) and the noncontrolling interests of certain subsidiaries of Bayou. Bayou provides cost-effective solutions to energy and infrastructure companies primarily in the Gulf of Mexico and North America. Bayou’s products and services include internal and external pipeline coating, lining, weighting, insulation, project management and logistics. Bayou also provides specialty fabrication services for offshore deepwater installations. The purchase price for Bayou was $127.9 million in cash. Pursuant to the acquisition agreement, the Company agreed to pay up to an additional $7.5 million plus 50% of Bayou’s excess earnings if the Bayou business achieves certain financial performance targets over a three-year period (the “earnout”). The Company recorded its estimate of the fair value of the Bayou earnout at $5.0 million as part of the acquisition accounting in March 2009. In the third quarter of 2009, the Company revised its estimate of the fair value of the Bayou earnout to $3.4 million and reduced operating expenses in the third quarter of 2009 by $1.6 million. In the third quarter of 2010, based on year-to-date results for Bayou, the Company revised its estimate of the fair value of the Bayou earnout to $1.7 million and reduced operating expenses in the third quarter of 2010 by $1.7 million. The aggregate purchase price for the noncontrolling interests was $8.5 million and consisted of $4.5 million in cash, a $1.5 million promissory note and 149,016 shares of the Company’s common stock with a value of $2.5 million. The Company used proceeds from its equity offering completed in February 2009 to fund the cash purchase price for Bayou and a portion of the purchase price for the noncontrolling interests.

On March 31, 2009, the Company acquired Corrpro Companies, Inc. (“Corrpro”). Corrpro is a premier provider of corrosion protection and pipeline maintenance services in North America and the United Kingdom. Corrpro’s comprehensive line of fully-integrated corrosion protection products and services includes: engineering; product and material sales; construction and installation; inspection, monitoring and maintenance; and coatings. The purchase price for Corrpro consisted of cash consideration paid to the Corrpro shareholders of $65.2 million. In addition, the Company repaid $26.3 million of indebtedness of Corrpro. The total acquisition cost for Corrpro was approximately $91.5 million. The Company paid the purchase price for Corrpro with borrowings under its credit facility entered into in March 2009, along with cash on hand.

The Company performed an evaluation of the guidance included in FASB ASC 280, Segment Reporting (“FASB ASC 280”), and FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”). Based on that evaluation, the Company included Bayou and Corrpro as part of its Energy and Mining reportable segment. See Note 9 for additional information regarding the Company’s segments.

In accordance with FASB ASC 805, Business Combinations (“FASB ASC 805”), the Company expensed all costs related to the acquisitions in the first quarter of 2009. The total costs related to the Bayou and Corrpro acquisitions were $8.2 million, which consisted of acquisition costs of $7.3 million and severance costs for certain Corrpro employees of $0.9 million. For presentation purposes, the Company included the $1.7 million and $1.6 million reductions in earnout discussed above as a reduction to the acquisition-related expenses line on the consolidated statement of income in 2010 and 2009, respectively. In addition, the Company incurred $1.2 million in costs directly related to its stock offering. These costs were recorded as a reduction to additional paid-in capital on the consolidated balance sheet.

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

(2)	Includes amortization of identified intangibles and depreciation of the excess of fair value of acquired fixed assets over their pre-acquired recorded value from purchase price allocation.

The following table summarizes the consideration transferred to acquire Bayou and Corrpro at the respective acquisition date (in thousands):

	Bayou	Corrpro
Cash and repayment of debt	$132,419	$91,549
Issuance of Insituform shares to Bayou’s noncontrolling interest shareholders	2,500	–
Six-month note payable to noncontrolling interest shareholders	1,500	–
Estimated earnout payments to Bayou shareholders	5,000	–
Net working capital adjustment to purchase price	(722)	–
Total consideration transferred	$140,697	$91,549

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

	Bayou	Corrpro
Cash	$68	$14,186
Receivables and cost and estimated earnings in excess of billings	17,543	31,824
Inventories	3,349	10,498
Prepaid expenses and other current assets	556	2,886
Property, plant and equipment	50,816	14,966
Identified intangible assets	32,111	38,786
Investments	21,286	–
Other assets	59	11,169
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(8,191)	(30,747)
Other long-term liabilities	(8,002)	(25,028)
Total identifiable net assets	$109,595	$68,540

Total consideration transferred	$140,697	$91,549
Less: total identifiable net assets	109,595	68,540
Goodwill	$31,102	$23,009

On June 30, 2009, the Company acquired the shares of its joint venture partner, VSL International Limited (“VSL”), in Insituform Asia Limited (“Insituform-Hong Kong”), the Company’s Hong Kong joint venture, and Insituform Pacific Pty Limited (“Insituform-Australia”), the Company’s Australian joint venture, in order to expand the Company’s operations in both Hong Kong and Australia. Prior to these acquisitions, the Company owned fifty percent (50%) of the shares in each entity and VSL owned the other fifty percent (50%) interest in each entity. The aggregate purchase price for VSL’s fifty percent (50%) interests in both companies was approximately $0.3 million.

The Company recorded $3.4 million of goodwill in its Asia-Pacific Sewer Rehabilitation segment as a result of the Insituform-Hong Kong and Insituform-Australia transactions. The goodwill amount exceeds the aggregate purchase price because the Company’s investment in Insituform-Hong Kong and Insituform-Australia prior to the acquisitions was a deficit. The Company also contributed additional capital into these entities in order to allow Insituform-Hong Kong and Insituform-Australia to make payments to VSL in relation to approximately $1.5 million of intercompany debt. In addition, the Company took responsibility to provide support under its credit facility for Insituform-Hong Kong’s and Insituform-Australia’s existing working capital and performance bonding needs. The Company has completed its final purchase price accounting for the acquisitions. In accordance with FASB ASC 805, the Company expensed all costs related to these acquisitions in the second quarter of 2009. As a result of the acquisitions, the financial statements of Insituform-Hong Kong and Insituform-Australia are included in the Company’s consolidated financial statements at December 31, 2009. For all periods prior to June 30, 2009, the Company accounted for these entities using the equity method of accounting.

On October, 30, 2009, the Company expanded its coating and insulation services in Canada with the acquisition of the pipe coating and insulation facility and related assets of Garneau, Inc. through its joint venture Bayou Perma-Pipe Canada, Ltd. (“BPPC”). The Company holds a fifty-one percent (51%) majority interest in BPPC through its wholly-owned Canadian subsidiary, Insituform Technologies Limited. The aggregate purchase price was $11.3 million, of which the Company paid $5.8 million. In accordance with FASB ASC 805, the Company expensed all costs related to the acquisition in the fourth quarter of 2009. The Company did not record any goodwill related to this purchase. As a result of the acquisition, the financial statements of BPPC are included in the Company’s consolidated financial statements subsequent to October 30, 2009.

On December 3, 2009, the Company acquired the twenty-five percent (25%) noncontrolling interest in its European CIPP tube manufacturing operation, now known as Insituform Linings Limited (“Insituform Linings”). The aggregate purchase price for the remaining twenty-five percent (25%) interest in Insituform Linings was $3.9 million. The Company did not record any goodwill related to this purchase and the excess of the purchase price over the carrying value of the noncontrolling interest was recorded as a reduction to equity.

On January 29, 2010, the Company acquired its Singapore licensee, Insitu Envirotech (S.E. Asia) Pte Ltd, in order to expand its Singapore operations. The purchase price was $1.3 million. This entity is now a wholly-owned subsidiary.

In February 2010, the Company expanded its pipe coating services through the formation of Delta Double Jointing L.L.C. (“Bayou Delta”) through which the Company offers pipe jointing and other services for the steel-coated pipe industry. The Company, through its Bayou subsidiary, owns a fifty-nine percent (59%) ownership interest in Bayou Delta with the remaining forty-one percent (41%) ownership belonging to Bayou Coating, L.L.C. (“Bayou Coating”), which the Company, through its Bayou subsidiary, holds a forty-nine percent (49%) equity interest.

2.      SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries in which the Company is deemed to be the primary beneficiary. For contractual joint ventures, the Company recognizes revenue, costs and profits on its portion of the contract using percentage-of-completion accounting. All significant intercompany transactions and balances have been eliminated. The prior periods (2009 and 2008) statements of cash flows have been modified to present patent expenditures as investing activities rather than operating activities. The effect of this modification was to increase net cash provided by operating activities by the prior period amount shown as patent-related expenditures. Additionally, certain prior year amounts have been reclassified to conform to the current year presentation.

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

Equity-Based Compensation

The Company records expense for equity-based compensation awards, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units based on the fair value recognition provisions contained in FASB ASC 718, Compensation – Stock Compensation (“FASB ASC 718”). The Company records the expense using a straight-line basis over the three-year vesting period. Fair value of stock option awards is determined using an option pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for valuation of stock option awards. Volatility and expected term assumptions are based on the Company’s historical experience. The risk-free rate is based on a U.S. Treasury note with a maturity similar to the option award’s expected term. Fair value of restricted stock, restricted stock unit and deferred stock unit awards is determined using the Company’s closing stock price on the award date. The shares of restricted stock and restricted stock units that are awarded are subject to performance and service restrictions. The Company makes forfeiture rate assumptions in connection with the valuation of restricted stock and restricted stock unit awards that could be different than actual experience. Discussion of the Company’s application of FASB ASC 718 is described in Note 7.

Revenues

Revenues include construction and installation revenues that are recognized using the percentage-of-completion method of accounting in the ratio of costs incurred to estimated final costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and equipment costs. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. When estimates indicate that a loss will be incurred on a contract on completion, a provision for the expected loss is recorded in the period in which the loss becomes evident. At December 31, 2010, 2009 and 2008, the Company had provided $0.8 million, $0.3 million and $0.2 million, respectively, for expected losses on contracts. Revenues from change orders, extra work, variations in the scope of work and claims are recognized when it is probable that they will result in additional contract revenue and when the amount can be reliably estimated. Revenues for the year ended December 31, 2008 include $8.0 million of royalty revenues pursuant to a settlement agreement.

Bayou is party to certain contracts that provide for multiple value-added coating and welding services to customer pipe for use in pipelines in the energy and mining industries, which the Company considers to be multiple deliverables. The Company recognizes revenue for each deliverable as a separate unit of accounting under the accounting guidance of FASB ASC 605, Revenue Recognition (“FASB ASC 605”). Each service, or deliverable, the Company provides under these contracts could be performed without the other services. Additionally, each service is separately priced, has stand-alone value and the fair value of each service can be readily determined. Performance of each of the deliverables is observable due to the nature of the services. Customer inspection typically occurs at the completion of each service before another service is performed.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs of $2.7 million, $2.6 million and $3.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, are included in operating expenses in the accompanying consolidated statements of income.

Taxation

The Company provides for estimated income taxes payable or refundable on current year income tax returns as well as the estimated future tax effects attributable to temporary differences and carryforwards, based upon enacted tax laws and tax rates, and in accordance with FASB ASC 740, Income Taxes (“FASB ASC 740”). FASB ASC 740 also requires that a valuation allowance be recorded against any deferred tax assets that are not likely to be realized in the future. Refer to Note 8 for additional information regarding taxes on income.

 Earnings Per Share

Earnings per share have been calculated using the following share information:

	2010	2009	2008
Weighted average number of common shares used for basic EPS	39,040,386	37,134,295	27,537,702
Effect of dilutive stock options, stock appreciation rights, restricted stock and deferred stock units (Note 7)	373,494	379,232	642,229
Weighted average number of common shares and dilutive potential common stock used in diluted EPS	39,413,880	37,513,527	28,179,931

The Company excluded 265,268, 408,515 and 491,083 stock options in 2010, 2009 and 2008, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

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

Retainage

Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of revenue earned by the Company but held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company believes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract. Retainage is generally collected within one year of the completion of a contract, although collection can take up to two years. As of December 31, 2010, retainage receivables aged greater than 365 days approximated six percent of the total retainage balance and collectibility was assessed as described in the allowance for doubtful accounts section below.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value work-in-process, finished goods and construction materials. Standard cost includes direct labor, raw materials and manufacturing overhead based on normal capacity. For certain businesses within our Energy and Mining segment, the Company uses actual costs or average costs for all classes of inventory.

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

Long-lived assets, including property, plant and equipment and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such impairment tests are based on a comparison of undiscounted cash flows to the recorded value of the asset. The estimate of cash flow is based upon, among other things, assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company did not identify any long-lived assets of its continuing operations as being impaired during 2010, 2009 or 2008.

Goodwill

The Company’s recorded goodwill by reportable segment was as follows at December 31, 2010 and 2009 (in millions):

	2010	2009
North American Sewer Rehabilitation	$102.3	$102.3
European Sewer Rehabilitation	19.8	19.8
Asia-Pacific Sewer Rehabilitation	5.0	3.4
Energy and Mining	55.0	55.0
Total goodwill	$182.1	$180.5

The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at December 31, 2010 and 2009 (in millions):

	2010	2009
Beginning balance	$180.5	$123.0
Additions to goodwill through acquisitions(1)(2)	1.6	57.5
Goodwill at end of period(3)	$182.1	$180.5
_____________________
(1)	During 2010, the Company recorded goodwill of $1.6 million related to the acquisition of its licensee in Singapore.
(2)
During 2009, the Company recorded goodwill of $54.1 million related to the acquisitions of Bayou and Corrpro and $3.4 million related to the acquisition of its joint venture partner’s interests in Insituform-Australia and Insituform-Hong Kong.

(3)	The Company does not have any accumulated impairment charges.

Under FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”), the Company assesses recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The annual assessment was last completed as of October 1, 2010. Factors that could potentially trigger an impairment review include (but are not limited to):

●	significant underperformance of a segment relative to expected, historical or projected future operating results;
●	significant negative industry or economic trends;
●	significant changes in the strategy for a segment including extended slowdowns in a segment’s market;
●	a decrease in the Company’s market capitalization below its book value for an extended period of time; and
●	a significant change in regulations.

If the sum of the discounted cash flows is less than the carrying value, an impairment charge will be recognized to the extent that the implied fair value of the goodwill balances for each reporting unit is less than the related carrying value.

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

Significant assumptions used in the October 2010 review included: (i) five- to eight-year compound annual growth rates ranging from 2% to 35%; (ii) terminal values for each reporting unit using a long-term growth rate of 3%; and (iii) discount rates ranging from 13.0% to17.0%. If actual results differ from estimates used in these calculations, the Company could incur future impairment charges. During the Company’s assessment of the reporting units’ fair values in relation to their respective carrying values, all six reporting units had a fair value in excess of 20% of their carrying value.

Investments in Affiliated Companies

The Company holds one-half of the equity interests in Insituform Rohrsanierungstechniken GmbH (“Insituform-Germany”), through our indirect subsidiary, Insituform Technologies Limited (UK). Through its Bayou subsidiary, the Company holds a forty-nine percent (49%) of the equity interest in Bayou Coating, LLC (“Bayou Coating”). Starting in January 2014, and solely during the month of January in each calendar year thereafter, the Company’s equity partner in Bayou Coating has the option to acquire (i) the assets of Bayou Coating at their book value as of the end of the prior fiscal year (determined on the basis of Bayou Coating’s federal information tax return for such fiscal year), or (ii) the equity interest of Bayou in Bayou Coating at 49% of the value of Bayou Coating.

Investments in entities in which the Company does not have significant control nor meet the characteristics of a variable interest entity, and for which the Company has 20% to 50% ownership are accounted for by the equity method. At December 31, 2010 and 2009, the investments in affiliated companies on the Company’s consolidated balance sheet were $28.4 million and $27.6 million, respectively. These investments in affiliated companies contained certain intangible assets of $8.0 million and $8.7 million at December 31, 2010 and 2009, respectively, related to Bayou Coating associated with the acquisition of Bayou. During 2010 and 2009, the Company recorded $0.7 million and $0.8 million, respectively, in amortization expense on the equity earnings in affiliated companies line of the income statement in relation to these intangibles.
Net income presented below for 2010 includes Bayou Coating’s forty-one percent (41%) interest in Bayou Delta, which is eliminated for purposes of determining the Company’s equity in earnings of affiliated companies because Bayou Delta is consolidated in the Company’s financial statements as a result of its additional ownership through another subsidiary. The Company’s equity in earnings of affiliated companies for all periods presented below include acquisition related depreciation and amortization expense and are net of income taxes associated with these earnings. Additionally, for the six months ended June 30, 2009 and the twelve months ended December 31, 2008, equity in earnings of affiliated companies include the Company’s portion of the earnings of Insituform-Hong Kong and Insituform-Asia.  The remaining interests in these entities were acquired on June 30, 2009 as discussed in Note 1.

Financial data for these investments in affiliated companies at December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010 are summarized in the following tables (in thousands):

Balance sheet data	2010	2009

Current assets	$38,977	$38,094
Non-current assets	22,279	23,900
Current liabilities	18,589	19,581

Income statement data	2010	2009	2008

Revenue	$134,884	$108,567	$107,158
Gross profit	36,095	25,029	20,806
Net income	19,497	6,062	2,859
Equity in earnings of affiliated companies	7,291	1,192	(246)

Investments in Variable Interest Entities

The Company evaluates all transactions and relationships with variable interest entities (“VIE”) to determine whether the Company is the primary beneficiary of the entities in accordance with FASB ASC 810, Consolidation (“FASB ASC 810”).

The Company’s overall methodology for evaluating transactions and relationships under the VIE requirements includes the following two steps:

●	determine whether the entity meets the criteria to qualify as a VIE; and
●	determine whether the Company is the primary beneficiary of the VIE.

In performing the first step, the significant factors and judgments that the Company considers in making the determination as to whether an entity is a VIE include:

●
the design of the entity, including the nature of its risks and the purpose for which the entity was created, to determine the variability that the entity was designed to create and distribute to its interest holders;

●	the nature of the Company’s involvement with the entity;
●	whether control of the entity may be achieved through arrangements that do not involve voting equity;
●	whether there is sufficient equity investment at risk to finance the activities of the entity; and
●	whether parties other than the equity holders have the obligation to absorb expected losses or the right to receive residual returns.

If the Company identifies a VIE based on the above considerations, it then performs the second step and evaluates whether it is the primary beneficiary of the VIE by considering the following significant factors and judgments:

●	whether the entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and
●
whether the entity has the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Based on its evaluation of the above factors and judgments, as of December 31, 2010, the Company consolidated any VIEs in which it was the primary beneficiary. Also, as of December 31, 2010, the Company had significant interests in certain VIEs primarily through its joint venture arrangements for which it did not have controlling financial interests and, accordingly, was not the primary beneficiary. There have been no changes in the status of the Company’s VIE or primary beneficiary designations that occurred during 2010.

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

Newly Adopted Accounting Pronouncements

FASB ASC 810 establishes accounting and reporting standards for minority interests, which are recharacterized as noncontrolling interests. FASB ASC 810 was revised so that noncontrolling interests are classified as a component of equity separate from the parent’s equity; purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions; net income attributable to the noncontrolling interest are included in consolidated net income in the statement of operations; and upon a loss of control, the interest sold, as well as any interest retained, is recorded at fair value, with any gain or loss recognized in earnings. This revision was effective for the Company as of January 1, 2009. It applies prospectively, except for the presentation and disclosure requirements, for which it applies retroactively. In addition, FASB ASC 810, amends the consolidation guidance applicable to variable interest entities. The amendments significantly affected the overall consolidation analysis under FASB ASC 810. This phase of FASB ASC 810 became effective for the Company on January 1, 2010 and did not impact the Company’s consolidation conclusions for its variable interest entities.

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and the Company anticipates that it will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no significant transfers between Level 1, 2 or 3 inputs during 2010. Additionally, for purposes of financial reporting, the Company has determined that the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates fair value due to the short maturities of these instruments.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities and provides amendments to the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. These principals become effective for the Company for periods after January 1, 2011, on a prospective basis. The Company is currently evaluating the impact of the effect of adopting these standards on future financial periods.

3.      SUPPLEMENTAL BALANCE SHEET INFORMATION

Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31 (in thousands):

	2010	2009	2008

Balance, at beginning of year	$2,405	$1,700	$2,418
Charged to expense	451	396	46
Write-offs and adjustments	(88)	309	(764)
Balance, at end of year	$2,768	$2,405	$1,700

Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following at December 31 (in thousands):

	2010	2009

Costs incurred on uncompleted contracts	$569,856	$495,691
Estimated earnings to date	120,595	139,885
Subtotal	690,451	635,576
Less – billings to date	(633,519)	(583,452)
Total	$56,932	$52,124
Included in the accompanying balance sheets:
Costs and estimated earnings in excess of billings	69,544	64,821
Billings in excess of costs and estimated earnings	(12,612)	(12,697)
Total	$56,932	$52,124

Costs and estimated earnings in excess of billings represent work performed that could not be billed either due to contract stipulations or the required contractual documentation has not been finalized. Substantially all unbilled amounts are expected to be billed and collected within one year.

Inventories

Inventories are summarized as follows at December 31 (in thousands):

	2010	2009

Raw materials and supplies	$10,317	$7,551
Work-in-process	5,171	3,324
Finished products	9,167	6,245
Construction materials	17,869	15,005
Total	$42,524	$32,125

Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31 (in thousands):

	Estimated Useful Lives (Years)	2010	2009

Land and land improvements		$12,582	$12,379
Buildings and improvements	5 – 40	63,350	59,943
Machinery and equipment	4 – 10	159,174	142,386
Furniture and fixtures	3 – 10	15,323	13,188
Autos and trucks	3 – 10	46,029	38,869
Construction in progress		8,921	5,764
Subtotal		305,379	272,529
Less – Accumulated depreciation		(144,850)	(124,094)
Total		$160,529	$148,435

Depreciation expense was $24.3 million, $22.6 million and $15.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31 (in thousands):

	2010	2009

Accounts payable – trade	$106,172	$102,985
Estimated casualty and healthcare liabilities	16,930	16,894
Job costs	15,353	16,321
Compensation and bonus accruals	7,029	9,260
Interest	834	894
Job loss reserves	782	348
Total	$147,100	$146,702

Casualty Insurance and Healthcare Liabilities

The Company obtains actuarial estimates of its casualty insurance liabilities on a quarterly basis and adjusts its reserves accordingly. Estimated casualty insurance and healthcare benefits liabilities are summarized as follows at December 31 (in thousands):

	2010	2009

Casualty insurance	$15,662	$14,799
Healthcare benefits	1,268	2,095
Total	$16,930	$16,894

4.      ACQUIRED INTANGIBLE ASSETS

Amortized intangible assets were as follows (in thousands):

		As of December 31, 2010			As of December 31, 2009
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

License agreements	9	$3,894	$(2,465)	$1,429	$3,894	$(2,302)	$1,592
Contract backlog	<1	3,010	(2,999)	11	3,010	(1,737)	1,273
Leases	20	1,237	(95)	1,142	1,237	(44)	1,193
Trademarks and tradenames	18	14,400	(1,290)	13,110	14,400	(569)	13,831
Non-compete agreements	1	740	(589)	151	740	(257)	483
Customer relationships	15	53,307	(6,530)	46,777	53,307	(3,276)	50,031
Patents	16	25,519	(14,969)	10,550	24,173	(14,265)	9,908
Total		$102,107	$(28,937)	$73,170	$100,761	$(22,450)	$78,311

Amortization expense was $6.4 million, $5.7 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated amortization expense is as follows (in thousands):

For year ending December 31, 2011	$ 4,719
For year ending December 31, 2012	4,579
For year ending December 31, 2013	4,574
For year ending December 31, 2014	4,574
For year ending December 31, 2015	4,574

5.	LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt, term note and notes payable consisted of the following at December 31 (in thousands):

	2010	2009
6.54% Senior Notes, Series 2003-A, due April 24, 2013	$65,000	$65,000
Term note, current annualized rate 3.28% due March 31, 2012	32,500	42,500
Other notes with interest rates from 5.0% to 10.5%	7,243	6,742
Subtotal	104,743	114,242
Less – Current maturities and notes payable	13,028	12,742
Total	$91,715	$101,500

Principal payments required to be made for each of the next five years and thereafter are summarized as follows (in thousands):

Year	Amount
2011	$13,028
2012	26,715
2013	65,000
2014	–
2015	–
Total	$104,743

At December 31, 2010 and 2009, the estimated fair value of the Company’s long-term debt was approximately $106.0 million and $114.5 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity.

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

At the Company’s election, borrowings under the Credit Facility bear interest at either (i) a fluctuating rate of interest equal on any day to the higher of Bank of America, N.A.’s announced prime rate, the Federal Funds Rate plus 0.50% or the one-month LIBOR plus 1.0%, plus in each case a margin ranging from 1.75% to 3.00%, or (ii) rates of interest fixed for one, two, three or nine months at the British Bankers Association LIBOR for such period plus a margin ranging from 2.75% to 4.00%. The applicable margins are determined quarterly based upon the Company’s consolidated leverage ratio. The annualized rate on outstanding borrowings under the Credit Facility at December 31, 2010 was 3.28%.

In connection with its acquisition of Corrpro on March 31, 2009, the Company borrowed the entire $50.0 million of the term loan and approximately $7.5 million under the revolving line of credit. The line of credit borrowing of $7.5 million was subsequently repaid.

As of December 31, 2010, the Company had $16.6 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, (i) $12.5 million was collateral for the benefit of certain of the Company’s insurance carriers, (ii) $1.7 million was collateral for work performance obligations and (iii) $2.4 million was for security in support of working capital needs of Insituform Pipeline Rehabilitation Private Limited (“Insituform-India”), the Company’s Indian joint venture, and the working capital and performance bonding needs of Insituform-Australia.

The Company’s total indebtedness at December 31, 2010 consisted of the Company’s $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013 (the “Senior Notes”), $32.5 million of the initial $50.0 million term loan under the Credit Facility and $3.0 million of third party notes and bank debt in connection with the working capital requirements of Insituform-India. In connection with the formation of BPPC, the Company and Perma-Pipe Inc. loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Of such amount, as of December 31, 2010, $4.2 million was designated in our consolidated financial statements as third-party debt. Under the terms of the Senior Notes, prepayment could cause the Company to incur a “make-whole” payment to the holder of the notes. At December 31, 2010, this make-whole payment would have approximated $7.1 million.

At December 31, 2009, the Company’s total indebtedness consisted of the Company’s $65.0 million Senior Notes, $42.5 million of the initial $50.0 million term loan under the Credit Facility and $2.7 million of third party notes and bank debt in connection with the working capital requirements of Insituform-India. In addition, as of December 31, 2009, of the $8.0 million borrowed by BPPC from its shareholders, $4.0 million was designated in our consolidated financial statements as third-party debt.

The Senior Notes and Credit Facility are subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. The Senior Notes and Credit Facility also provide for events of default, including in the event of non-payment or certain defaults under other outstanding indebtedness of the Company.

Debt Covenants

At December 31, 2010, the Company was in compliance with all of its debt covenants as required under the Senior Notes and the Credit Facility. The Company believes it has adequate resources to fund future cash requirements and debt repayments for at least the next twelve months with cash generated from operations, existing cash balances and additional short- and long-term borrowings.

6.      STOCKHOLDERS’ EQUITY

Equity Offering

On February 17, 2009, the Company completed a secondary offering of 10,350,000 shares of the Company’s common stock. The Company used proceeds from the equity offering to fund the cash purchase price for Bayou as discussed in Note 1 to the financial statements.

Equity Compensation Plans

In April 2009, the Company’s stockholders approved the 2009 Employee Equity Incentive Plan (the “2009 Employee Plan”), which replaced the 2006 Employee Equity Incentive Plan (the “2006 Employee Plan”), and provides for equity-based compensation awards, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. There are 2,500,000 shares of the Company’s common stock registered for issuance under the 2009 Employee Plan. The 2009 Employee Plan is administered by the Compensation Committee of the Board of Directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. Performance awards and stock units are deducted against the number of shares available for issuance under the plan at the rate of 1.44 shares for each share issued. At December 31, 2010, there were 227,524 options and 201,572 unvested shares of restricted stock and restricted stock units outstanding under the 2009 Employee Plan.

At December 31, 2010, there were 529,365 options and 531,407 unvested shares of restricted stock and restricted stock units outstanding under the 2006 Employee Plan.

The 2006 Non-Employee Director Equity Incentive Plan (“Director Plan”) provides for equity-based compensation awards, including non-qualified stock options and stock units. There are 200,000 shares of the Company’s common stock registered for issuance under the Director Plan. The Board of Directors administers the Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the Director Plan. At December 31, 2010, there were 96,018 deferred stock units outstanding under the Director Plan.

The 2006 Employee Plan replaced the 2001 Employee Equity Incentive Plan, and contained substantially the same provisions as the former plan. At December 31, 2010, there were 166,727 options outstanding under the 2001 Employee Equity Incentive Plan.

The Director Plan replaced the 2001 Non-Employee Director Equity Incentive Plan, and contains substantially the same provisions as the former plan. At December 31, 2010, there were 37,500 options and 67,300 deferred stock units outstanding under the 2001 Non-Employee Director Equity Incentive Plan.

At December 31, 2010, there were 96,503 options outstanding under the 1992 Employee Stock Option Plan and 22,500 options outstanding under the 1992 Director Stock Option Plan.

On April 14, 2008, the Company granted J. Joseph Burgess a non-qualified stock option to purchase 118,397 shares of the Company’s common stock, a performance-based award of 52,784 shares of restricted stock and a one-time award of 103,092 shares of restricted stock in connection with his appointment as the Company’s President and Chief Executive Officer. These awards were issued as “inducement grants” under the rules of the Nasdaq Global Select Market and, as such, were not issued pursuant to our 2006 Employee Plan. All of the April 14, 2008 awards remained outstanding at December 31, 2010.

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

A summary of stock award activity during the years ended December 31, 2010, 2009 and 2008 is as follows:

	For the Years Ended December 31,
	2010		2009		2008
	Stock Awards	Weighted Average Award Date Fair Value	Stock Awards	Weighted Average Award Date Fair Value	Stock Awards	Weighted Average Award Date Fair Value
Outstanding, beginning of period	806,643	$13.64	475,787	$14.25	102,089	$19.31
Restricted shares awarded	184,656	22.87	399,507	13.26	453,798	13.27
Restricted stock units awarded	17,115	24.97	30,218	13.66	17,881	11.19
Restricted shares distributed	(22,838)	13.12	(43,241)	15.96	(32,744)	15.58
Restricted stock units distributed	(32,156)	19.34	(3,846)	25.60	(5,019)	25.60
Restricted shares forfeited	(46,457)	18.12	(50,649)	13.22	(53,112)	13.14
Restricted stock units forfeited	(18,108)	14.53	(1,133)	25.60	(7,106)	25.60
Outstanding, end of period	888,855	$15.25	806,643	$13.64	475,787	$14.25

Expense associated with stock awards was $4.3 million, $3.1 million and $1.9 million in 2010, 2009 and 2008, respectively. Unrecognized pre-tax expense of $5.7 million related to stock awards is expected to be recognized over the weighted average remaining service period of 1.5 years for awards outstanding at December 31, 2010.

Deferred Stock Units

Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded according to this vesting schedule.

The following table summarizes information about deferred stock unit activity during the years ended December 31, 2010, 2009 and 2008:

	For the Years Ended December 31,
	2010		2009		2008
	Deferred Stock Units	Weighted Average Award Date Fair Value	Deferred Stock Units	Weighted Average Award Date Fair Value	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding, beginning of period	147,374	$18.22	130,018	$18.46	155,098	$18.51
Awarded	25,175	26.10	39,001	16.85	51,364	15.72
Shares distributed	(9,231)	18.38	(21,645)	17.14	(58,953)	19.37
Forfeited	–	–	–	–	(17,491)	13.56
Outstanding, end of period	163,318	$19.43	147,374	$18.22	130,018	$18.46

Expense associated with awards of deferred stock units was $0.7 million, $0.7 million and $1.1 million in 2010, 2009 and 2008, respectively.

Stock Options

Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant. The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. The fair value of stock options awarded during 2010, 2009 and 2008 was estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option award’s expected term.

	2010		2009		2008
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Volatility	50.4%	50.4%	49.4% –50.1%	50.1%	37.3% – 41.9%	40.6%
Expected term (years)	7.0	7.0	7.0	7.0	4.5 – 5.0	4.9
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free rate	3.1%	3.1%	2.5% – 3.2%	2.5%	4.0%	4.0%

A summary of stock option activity during the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,167,640	$17.71	1,032,773	$19.18	909,987	$21.27
Granted	215,722	22.87	340,609	12.83	424,021	13.42
Exercised	(132,485)	17.16	(74,524)	15.30	(47,950)	13.98
Forfeited/expired	(52,361)	25.53	(131,218)	18.20	(253,285)	17.84
Outstanding at December 31	1,198,516	$18.42	1,167,640	$17.71	1,032,773	$19.18
Exercisable at December 31	678,649	$19.37	633,789	$21.30	601,572	$22.21

The weighted average grant-date fair value per share for each option granted was $10.56, $5.98 and $5.31 during 2010, 2009 and 2008, respectively. The Company collected $2.3 million, $1.1 million and $0.9 million from stock option exercises that had a total intrinsic value of $1.2 million, $0.4 million and $0.2 million in 2010, 2009 and 2008, respectively. The aggregate intrinsic value of stock options outstanding was $8.6 million, $6.9 million and $3.1 million at December 31, 2010, 2009 and 2008, respectively. The aggregate intrinsic value of exercisable stock options was $4.5 million, $2.0 million and $0.8 million at December 31, 2010, 2009 and 2008, respectively. These intrinsic values were based on the Company’s closing stock price of $26.51, $22.72 and $19.69 on December 31, 2010, 2009 and 2008, respectively.

In 2010, 2009 and 2008, the Company recorded expense of $1.7 million, $1.1 million and $1.3 million, respectively, related to stock option awards. Unrecognized pre-tax expense of $2.2 million related to stock options is expected to be recognized over the weighted average remaining service period of 1.8 years for awards outstanding at December 31, 2010. In 2010, the Company recorded a tax benefit from stock option exercises of less than $0.1 million, and in 2009 and 2008, the Company recorded tax expense from stock option exercises of less than $0.1 million each year in additional paid-in capital on the consolidated balance sheets and cash flows from financing activities on the consolidated statements of cash flows.

At December 31, 2010, 1,982,212 and 40,660 shares of common stock were available for equity-based compensation awards pursuant to the 2009 Employee Equity Incentive Plan and the 2006 Non-Employee Director Equity Incentive Plan, respectively.

8.      TAXES ON INCOME (TAX BENEFITS)

Income from continuing operations before taxes on income (tax benefits) was as follows for the years ended December 31 (in thousands):

	2010	2009	2008

Domestic	$40,941	$23,569	$14,369
Foreign	36,788	19,195	19,503
Total	$77,729	$42,764	$33,872

Provisions (benefits) for taxes on income (tax benefit) from continuing operations consisted of the following components for the years ended December 31 (in thousands):

	2010	2009	2008
Current:
Federal	$5,361	$2,745	$141
Foreign	8,051	8,280	6,053
State	1,435	1,132	1,357
Subtotal	14,847	12,157	7,551
Deferred:
Federal	6,768	1,094	2,165
Foreign	832	(1,416)	(612)
State	593	726	(479)
Subtotal	8,193	404	1,074
Total tax provision	$23,040	$12,561	$8,625

Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes, equity in income (loss) of joint ventures and minority interests as a result of the following (in thousands):

	2010	2009	2008

Income taxes at U.S. federal statutory tax rate	$27,205	$14,967	$11,855
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	1,369	1,208	581
Changes in taxes previously accrued	(155)	(621)	(577)
Foreign tax matters	(4,335)	(2,453)	(2,524)
Recognition of uncertain tax positions	(453)	(191)	(900)
Other matters	(591)	(349)	190
Total tax provision	$23,040	$12,561	$8,625

Effective tax rate	29.6%	29.4%	25.5%

Net deferred taxes consisted of the following at December 31 (in thousands):

	2010	2009
Deferred income tax assets:
Foreign tax credit carryforwards	$526	$2,336
Net operating loss carryforwards	12,463	13,327
Accrued expenses	10,259	9,870
Other	4,064	5,592
Total gross deferred income tax assets	27,312	31,125
Less valuation allowance	(5,083)	(4,857)
Net deferred income tax assets	22,229	26,268
Deferred income tax liabilities:
Property, plant and equipment	(14,256)	(10,047)
Intangible assets	(18,097)	(19,419)
Undistributed foreign earnings	(7,051)	(7,051)
Other	(7,364)	(5,917)
Total deferred income tax liabilities	(46,768)	(42,434)
Net deferred income tax assets (liabilities)	$(24,539)	$(16,166)

The Company’s tax assets and liabilities, netted by taxing location, are in the following captions in the balance sheets (in thousands):

	2010	2009

Current deferred income tax assets, net	$4,787	$4,750
Current deferred income tax liabilities, net	(1,111)	(671)
Noncurrent deferred income tax assets, net	4,115	4,324
Noncurrent deferred income tax liabilities, net	(32,330)	(24,569)
Net deferred income tax assets (liabilities)	$(24,539)	$(16,166)

The Company’s deferred tax assets at December 31, 2010 included $12.5 million in federal, state and foreign net operating loss (“NOL”) carryforwards. These NOLs include $6.2 million, which if not used will expire between the years 2011 and 2029, and $6.3 million that have no expiration dates. The Company also has foreign tax credit carryforwards of $0.5 million, which have no expiration dates.

For financial reporting purposes, a valuation allowance of $5.1 million has been recognized to reduce the deferred tax assets related to certain federal, state and foreign net operating loss carryforwards and other assets, for which it is more likely than not that the related tax benefits will not be realized, due to uncertainties as to the timing and amounts of future taxable income. The valuation allowance at December 31, 2009, was $4.9 million relating to the same items described above.

The Company has recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries of approximately $188.0 million, which are considered indefinitely reinvested.  Determination of the amount of unrecognized deferred tax liability related to the indefinitely reinvested profits is not feasible.  A deferred tax asset is recognized only if we have definite plans to generate a U.S. tax benefit by repatriating earnings in the foreseeable future.

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

Upon the adoption of FASB ASC 740, the Company increased its liability for unrecognized tax benefits by $2.8 million of which $0.3 million was recorded as a reduction of the beginning balance of retained earnings. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2010	2009	2008

Balance at January 1,	$2,624	$1,010	$3,458

Additions for tax positions of prior years related to acquisitions	–	1,904	–
Additions for tax positions of prior years	77	148	–
Reductions for tax positions of prior years	–	–	(736)
Lapse in statute of limitations	(1,076)	(618)	(809)
Settlements	–	–	(650)
Foreign currency translation	47	180	(253)
Balance at December 31, total tax provision	$1,672	$2,624	$1,010

The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate was $1.1 million at December 31, 2010.

The Company recognizes interest and penalties, if any, accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2010, 2009 and 2008, approximately $0.2 million, $0.2 million and $0.1 million was accrued for interest, respectively.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will change in 2011. The Company has certain tax return years subject to statutes of limitation that will expire within twelve months. Unless challenged by tax authorities, the expiration of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of approximately $0.2 million.

The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company’s tax years for 2003 through 2010 are subject to examination by the tax authorities. During the fourth quarter of 2010, the Internal Revenue Service initiated a review of the Company’s U.S. Federal income tax return for the calendar year 2008. In addition, four state examinations are currently ongoing. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2006.

9.       COMMITMENTS AND CONTINGENCIES

Leases

The Company leases a number of its administrative and operations facilities under non-cancellable operating leases expiring at various dates through 2030. In addition, the Company leases certain construction, automotive and computer equipment on a multi-year, monthly or daily basis. Rental expense in 2010, 2009 and 2008 was $20.0 million, $18.9 million and $12.1 million, respectively.

At December 31, 2010, the future minimum lease payments required under the non-cancellable operating leases were as follows (in thousands):

Year	Minimum Lease Payments

2011	$13,258
2012	10,804
2013	7,206
2014	4,499
2015	2,855
Thereafter	1,655
Total	$40,277

Litigation

The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such litigation will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Purchase Commitments

The Company had no material purchase commitments at December 31, 2010.

Guarantees

The Company has entered into several contractual joint ventures in order to develop joint bids on contracts for its installation business. In these cases, the Company could be required to complete the joint venture partner’s portion of the contract if the partner were unable to complete its portion. The Company would be liable for any amounts for which the Company itself could not complete the work and for which a third-party contractor could not be located to complete the work for the amount awarded in the contract. While the Company would be liable for additional costs, these costs would be offset by any related revenues due under that portion of the contract. The Company has not experienced material adverse results from such arrangements. At December 31, 2010, the Company’s maximum exposure to its joint venture partner’s proportionate share of performance guarantees was $0.8 million. Based on these facts, while there can be no assurances, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at December 31, 2010 on its consolidated balance sheet.

Retirement Plans

Substantially all of the Company’s U.S. employees are eligible to participate in the Company’s sponsored defined contribution savings plan, which is a qualified plan under the requirements of Section 401(k) of the Internal Revenue Code. Total Company contributions to the domestic plan were $3.1 million, $2.5 million and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In addition, certain foreign subsidiaries maintain various other defined contribution retirement plans. Company contributions to such plans for the years ended December 31, 2010, 2009 and 2008 were $1.2 million, $1.3 million and $1.4 million, respectively.

In connection with its acquisition of Corrpro, the Company assumed an obligation associated with a contributory defined benefit pension plan sponsored by a subsidiary of Corrpro located in the United Kingdom. Employees of this Corrpro subsidiary no longer accrue benefits under the plan; however, Corrpro continues to be obligated to fund prior period benefits. Corrpro funds the plan in accordance with recommendations from an independent actuary. Both the pension expense and funding requirements for the years ended December 31, 2010 and 2009 were immaterial to the Company’s consolidated financial position and results of operations. The benefit obligation and plan assets at December 31, 2010 approximated $7.4 million and $6.8 million, respectively. The Company used a discount rate of 5.8% for the evaluation of the pension. The Company has recorded a liability associated with the unfunded status of this plan of approximately $0.6 million, which is included in other long-term liabilities on the consolidated balance sheet. The benefit obligation and plan assets at December 31, 2009 approximated $7.6 million and $5.9 million, respectively. Plan assets consist of investments in equity and debt securities as well as cash, which are primarily Level 3 investments under the fair value hierarchy of U.S. GAAP.

10.      DERIVATIVE FINANCIAL INSTRUMENTS

As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations or to hedge foreign currency cash flow transactions. For net investment hedges, if effective, no gain or loss would be recorded in the consolidated statements of operations. For cash flow hedges, gain or loss is recorded in the consolidated statement of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were effective; therefore, no gain or loss was recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During 2010, the Company recorded less than $0.1 million gain on the consolidated statement of operations upon settlement of the cash flow hedges. At December 31, 2010, the Company recorded a net deferred loss of $0.1 million related to the cash flow hedges in other current assets and other comprehensive income on the consolidated balance sheet and on the foreign currency translation adjustment line of the consolidated statement of equity.

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

In some instances, the Company’s United Kingdom operations enters into contracts for activities with third party customers that will pay in a currency other than the entity’s functional currency, British Pound Sterling. In order to reduce the uncertainty of that future conversion of the customer’s foreign currency payment to British Pound Sterling, the Company uses forward contracts to sell, at the time the contract is entered into, a portion of the applicable currency to be received at the future date and buys British Pound Sterling. These contracts are not accounted for using hedge accounting.

In May 2009, the Company entered into an interest rate swap agreement, for a notional amount of $25.0 million, which expires in March 2012. The swap notional amount mirrors the amortization of $25.0 million of the Company’s $50.0 million term loan. The swap requires the Company to make a monthly fixed rate payment of 1.63% calculated on the amortizing $25.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $25.0 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $25.0 million portion of the Company’s term loan. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge. At December 31, 2010, a net deferred loss of $0.2 million related to this interest rate swap was recorded in other current liabilities and other comprehensive income on the consolidated balance sheet. The Company determines the fair value of the interest rate agreements using Level 2 inputs, discounted to adjust for potential credit risk to other market participants. This hedge was effective, and therefore, no gain or loss was recorded in the consolidated statements of operations.

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

The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Forward Currency Contracts	$142	–	$142	–
Interest Rate Swap	202	–	202	–
Total	$344	–	$344	–

	Total Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Interest Rate Swap	$97	–	$97	–
Total	$97	–	$97	–

The following table summarizes the Company’s derivative positions at December 31, 2010:

			Weighted
			Average
			Remaining	Average
		Notional	Maturity	Exchange
	Position	Amount	In Years	Rate
Canadian Dollar/USD	Sell	$4,975,000	0.5	1.03
British Pound/USD	Sell	£300,000	0.5	1.55
British Pound/Euro	Sell	£450,000	0.3	1.16
Interest Rate Swap		$16,250,000

The Company had no significant transfers between Level 1, 2 or 3 inputs during 2010. Additionally, for purposes of financial reporting, the Company determined that the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximated fair value as of December 31, 2010 due to the short maturities of these instruments.

The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs (in thousands):

Designation of Derivatives	Balance Sheet Location	December 31, 2010	December 31, 2009
Derivatives Designated as Hedging Instruments
Forward Currency Contracts	Other current assets	$–	$–
	Total Assets	–	–

Forward Currency Contracts	Other current liabilities	$126	–
Interest Rate Swaps	Other long-term liabilities	202	97
	Total Liabilities	$328	97

Derivatives Not Designated as Hedging Instruments
Forward Currency Contracts	Other current liabilities	$16	$–
	Total Derivative Assets	–	–
	Total Derivative Liabilities	344	97
	Total Net Derivative Liability	$344	$97

11.      DISCONTINUED OPERATIONS

The Company has classified the results of operations of its tunneling business as discontinued operations for all periods presented. Substantially all existing tunneling business activity had been completed in early 2008. The Company does not anticipate any substantial activity in 2011 relating to its tunneling business.

Operating results for discontinued operations are summarized as follows for the years ended December 31 (in thousands):

	2010	2009	2008

Revenues	$140	$(4,604)	$6,516
Gross profit (loss)	95	(3,798)	(1,614)
Operating expenses	266	2,234	1,816
Closure charges (reversals) of tunneling business	–	–	(777)
Operating loss	(171)	(6,032)	(3,430)
Loss before tax benefits	(166)	(5,813)	(3,895)
Tax benefits	66	1,743	1,459
Net loss	(100)	(4,070)	(2,436)

Balance sheet data for discontinued operations was as follows at December 31 (in thousands):

	2010	2009

Receivables, net	$21	$21
Retainage	647	647
Costs and estimated earnings in excess of billings	521	521
Prepaid expenses and other current assets	4	–
Property, plant and equipment, less accumulated depreciation	1,283	1,283
Deferred income tax assets	1,324	2,021
Total assets	$3,800	$4,493

Accounts payable and accrued expenses and billings in excess of costs and estimated earnings	$43	$339
Other long-term liabilities	150	–
Total liabilities	$193	$339

12.       SEGMENT AND GEOGRAPHIC INFORMATION

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

There were no customers that accounted for more than 10% of the Company’s revenues during any year in the three-year period ended December 31, 2010.

Financial information by segment was as follows at December 31 (in thousands):

	2010	2009	2008
Revenues:
North American Sewer Rehabilitation	$400,638	$354,418	$340,296
European Sewer Rehabilitation	74,050	85,993	112,225
Asia-Pacific Sewer Rehabilitation	43,493	33,256	10,129
Water Rehabilitation	14,548	11,521	13,447
Energy and Mining	382,246	241,678	60,567
Total revenues	$914,975	$726,866	$536,664

Operating income (loss):
North American Sewer Rehabilitation	$42,029	$38,357	$15,341
European Sewer Rehabilitation	5,116	(1,005)	7,664
Asia-Pacific Sewer Rehabilitation	105	3,419	1,639
Water Rehabilitation	(1,336)	(2,578)	(1,658)
Energy and Mining	41,121	10,924	10,896
Total operating income	$87,035	$49,117	$33,882

Total assets:
North American Sewer Rehabilitation	$304,504	$296,138	$311,420
European Sewer Rehabilitation	57,023	70,136	75,702
Asia-Pacific Sewer Rehabilitation	60,917	51,287	10,849
Water Rehabilitation	4,793	5,628	5,882
Energy and Mining	386,632	332,361	26,653
Corporate	104,118	96,251	99,253
Discontinued operations	3,800	4,493	19,547
Total assets	$921,787	$856,294	$549,306

Capital expenditures:
North American Sewer Rehabilitation	$11,565	$7,794	$7,744
European Sewer Rehabilitation	1,768	1,858	1,921
Asia-Pacific Sewer Rehabilitation	5,094	5,567	451
Water Rehabilitation	1,691	1,194	1,012
Energy and Mining	14,603	3,890	1,451
Corporate	2,137	1,534	2,443
Total capital expenditures	$36,858	$21,837	$15,022

Depreciation and amortization:
North American Sewer Rehabilitation	$9,384	$9,761	$11,695
European Sewer Rehabilitation	2,047	2,347	2,350
Asia-Pacific Sewer Rehabilitation	2,060	1,313	–
Water Rehabilitation	412	345	21
Energy and Mining	14,504	12,129	735
Corporate	2,325	2,545	2,506
Total depreciation and amortization	$30,732	$28,440	$17,307

Financial information by geographic area was as follows at December 31 (in thousands):

	2010	2009	2008
Revenues:
United States	$604,372	$480,684	$326,381
Canada	139,632	95,761	49,769
Europe	87,616	95,910	127,192
Other foreign	83,355	54,511	33,322
Total revenues	$914,975	$726,866	$536,664

Operating income (loss):
United States	$40,172	$25,004	$263
Canada	30,958	17,790	10,030
Europe	9,041	(11)	18,674
Other foreign	6,864	6,334	4,915
Total operating income	$87,035	$49,117	$33,882

Long-lived assets: (1)
United States	$147,572	$131,447	$60,881
Canada	18,567	24,934	1,379
Europe	13,479	20,297	19,394
Other foreign	13,550	8,165	1,452
Total long-lived assets	$193,168	$184,843	$83,106
      _________

(1) Long lived assets as of December 31, 2010, 2009 and 2008 do not include intangible assets, goodwill or deferred tax assets.

13.       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data was as follows for the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2010:
Revenues	$199,182	$230,192	$239,585	$246,016
Gross profit	48,680	59,199	61,419	60,282
Operating income	12,506	22,747	26,955	24,827
Income from continuing operations	8,510	15,805	18,826	17,421
Loss from discontinued operations	(49)	(28)	(16)	(7)
Net income	8,461	15,777	18,810	17,414
Basic earnings per share:
Income from continuing operations	$0.22	$0.40	$0.48	$0.44
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income	$0.22	$0.40	$0.48	$0.44
Diluted earnings per share
Income from continuing operations	$0.22	$0.40	$0.48	$0.44
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income	$0.22	$0.40	$0.48	$0.44

Year ended December 31, 2009:
Revenues	$128,012	$183,196	$201,852	$213,806
Gross profit	30,673	47,916	53,122	58,880
Operating income	79	13,470	17,704	17,864
Income (loss) from continuing operations	(1,107)	7,738	11,793	11,816
Loss from discontinued operations	(98)	(1,192)	(2,646)	(134)
Net income (loss)	(1,205)	6,546	9,147	11,682
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.04)	$0.20	$0.31	$0.31
Loss from discontinued operations	(0.00)	(0.03)	(0.07)	(0.01)
Net income (loss)	$(0.04)	$0.17	$0.24	$0.30
Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.04)	$0.20	$0.30	$0.31
Loss from discontinued operations	(0.00)	(0.03)	(0.07)	(0.01)
Net income (loss)	$(0.04)	$0.17	$0.23	$0.30

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2010. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2010. Management’s report is included in Item 8 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report is included in Item 8 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information concerning this item is included in “Item 4A. Executive Officers of the Registrant” of this report and under the captions “Certain Information Concerning Director Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Corporate Governance Documents,” “Corporate Governance—Board Meetings and Committees—Audit Committee” and “Corporate Governance—Board Meetings and Committees—Audit Committee Financial Expert” in our Proxy Statement for our 2011 Annual Meeting of Shareholders (“2011 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

Information concerning this item is included under the captions “Executive Compensation,” “Compensation in Last Fiscal Year,” “Director Compensation,” “Corporate Governance—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2011 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning this item is included in Item 5 of this report under the caption “Equity Compensation Plan Information” and under the caption “Information Concerning Certain Stockholders” in the 2011 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information concerning this item is included under the caption “Corporate Governance—Independent Directors” in the 2011 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information concerning this item is included under the caption “Independent Auditors’ Fees” in the 2011 Proxy Statement and is incorporated herein by reference.

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

Dated: February 28, 2011

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

Signature	Title	Date

/s/ J. Joseph Burgess	Principal Executive Officer and	February 28, 2011
J. Joseph Burgess	Director

/s/ David A. Martin	Principal Financial Officer and	February 28, 2011
David A. Martin	Principal Accounting Officer

/s/ Stephen P. Cortinovis	Director	February 28, 2011
Stephen P. Cortinovis

/s/ Stephanie A. Cuskley	Director	February 28, 2011
Stephanie A. Cuskley

/s/ John P. Dubinsky	Director	February 28, 2011
John P. Dubinksy

/s/ Charles R. Gordon	Director	February 28, 2011
Charles R. Gordon

/s/ Juanita H. Hinshaw	Director	February 28, 2011
Juanita H. Hinshaw

/s/ M. Richard Smith	Director	February 28, 2011
M. Richard Smith

/s/ Alfred L. Woods	Director	February 28, 2011
Alfred L. Woods

Index to Exhibits (1)

3.1
Restated Certificate of Incorporation of the Company, as amended through May 7, 2010 (incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010), and Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated By-Laws of the Company, as amended through July 21, 2010 (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed July 27, 2010).
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
10.4
Amended and Restated 2001 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix C to the definitive proxy statement on Schedule 14A filed on April 16, 2003 in connection with the 2003 annual meeting of stockholders). (2)

10.5
Amended and Restated 2001 Non-Employee Director Equity Incentive Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed on April 16, 2003 in connection with the 2003 annual meeting of stockholders). (2)

10.6
2006 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix C to the definitive proxy statement on Schedule 14A filed on March 10, 2006 in connection with the 2006 annual meeting of stockholders), as amended on April 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 14, 2006). (2)

10.7
2009 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed on March 25, 2009, as revised on April 7, 2009, in connection with the 2009 annual meeting of stockholders). (2)

10.8
2006 Non-Employee Director Equity Incentive Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed on March 10, 2006 in connection with the 2006 annual meeting of stockholders). (2)

10.9
2006 Executive Performance Plan of the Company (incorporated by reference to Appendix D to the definitive proxy statement on Schedule 14A filed on March 10, 2006 in connection with the 2006 annual meeting of stockholders). (2)

10.10
Employee Stock Purchase Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed on March 15, 2007 in connection with the 2007 annual meeting of stockholders). (2)

10.11
Senior Management Voluntary Deferred Compensation Plan of the Company, as amended and restated (incorporated by reference to Exhibit 10.13 to the annual report on Form 10-K for the year ended December 31, 2008). (2)

10.12	Form of Directors’ Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q for the quarter ended June 30, 2002). (2)
10.13	Management Annual Incentive Plan effective January 1, 2011, filed herewith. (2)
10.14	Employment Letter between the Company and J. Joseph Burgess dated April 14, 2008 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on April 10, 2008). (2)

10.15
Credit Agreement among the Company and certain of its domestic subsidiaries and Bank of America, N.A. and certain other lenders party thereto dated March 31, 2009 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed April 3, 2009 and incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended June 30, 2010).

10.16
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