Form 10-Q
period 2011-03-31
INSITUFORM TECHNOLOGIES INC
filed 2011-04-27
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☑                                                                Accelerated filer ☐

Non-accelerated filer ☐                                                                  Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 39,486,622 shares of common stock, $.01 par value per share, outstanding at April 21, 2011.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2011	2010

Revenues	$210,587	$199,182
Cost of revenues	169,413	150,502
Gross profit	41,174	48,680
Operating expenses	35,685	36,174
Operating income	5,489	12,506
Other income (expense):
Interest income	85	104
Interest expense	(1,993)	(2,378)
Other	(466)	(158)
Total other expense	(2,374)	(2,432)
Income before taxes on income	3,115	10,074
Taxes on income	841	3,199
Income before equity in earnings of affiliated companies	2,274	6,875
Equity in earnings of affiliated companies, net of tax	853	1,152
Income before discontinued operations	3,127	8,027
Loss from discontinued operations, net of tax	–	(49)
Net income	3,127	7,978
Less: net (income) loss attributable to noncontrolling interests	(121)	483
Net income attributable to common stockholders	$3,006	$8,461

Earnings per share attributable to common stockholders:
Basic:
Income from continuing operations	$0.08	$0.22
Loss from discontinued operations	–	(0.00)
Net income	$0.08	$0.22
Diluted:
Income from continuing operations	$0.08	$0.22
Loss from discontinued operations	–	(0.00)
Net income	$0.08	$0.22

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	March 31, 2011	December 31, 2010

Assets
Current assets
Cash and cash equivalents	$107,343	$114,829
Restricted cash	225	745
Receivables, net	171,513	178,994
Retainage	30,167	28,726
Costs and estimated earnings in excess of billings	74,121	69,544
Inventories	43,981	42,524
Prepaid expenses and other assets	29,836	30,031
Current assets of discontinued operations	–	1,193
Total current assets	457,186	466,586
Property, plant and equipment, less accumulated depreciation	162,325	160,529
Other assets
Goodwill	182,141	182,141
Identified intangible assets, less accumulated amortization	72,274	73,170
Investments in affiliated companies	26,078	28,379
Deferred income tax assets	4,288	4,115
Other assets	4,946	4,260
Total other assets	289,727	292,065
Non-current assets of discontinued operations	–	2,607

Total Assets	$909,238	$921,787

Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$131,375	$147,812
Billings in excess of costs and estimated earnings	11,392	12,612
Current maturities of long-term debt, line of credit and notes payable	13,074	13,028
Current liabilities of discontinued operations	–	43
Total current liabilities	155,841	173,495
Long-term debt, less current maturities	89,337	91,715
Deferred income tax liabilities	30,356	32,330
Other liabilities	8,858	8,916
Non-current liabilities of discontinued operations	–	150
Total liabilities	284,392	306,606

Stockholders’ equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	–	–
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 39,492,876 and 39,246,015	395	392
Additional paid-in capital	256,044	251,578
Retained earnings	350,255	347,249
Accumulated other comprehensive income	9,217	6,587
Total stockholders’ equity before noncontrolling interests	615,911	605,806
Noncontrolling interests	8,935	9,375
Total equity	624,846	615,181

Total Liabilities and Equity	$909,238	$921,787

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
 (In thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity	Comprehensive Income (Loss)
	Shares	Amount
BALANCE, December 31, 2009	38,933,944	$389	$242,563	$286,787	$8,313	$5,470	$543,522
Net income (loss)	–	–	–	8,461	–	(483)	7,978	$7,978
Issuance of common stock	102,954	1	2,003	–	–	–	2,014	–
Restricted shares issued	178,570	2	–	–	–	–	2	–
Issuance of shares pursuant to restricted stock units	22,911	–	–	–	–	–	–	–
Equity based compensation expense	–	–	1,518	–	–	–	1,518	–
Investment by non-controlling interests	–	–	–	–	–	1,681	1,681	–
Currency translation adjustment and derivative transactions	–	–	10	–	(4,168)	197	(3,961)	(3,961)
Total comprehensive income								4,017
Less: total comprehensive loss attributable to non-controlling interests								280
Total comprehensive income attributable to common stockholders								$4,297
BALANCE, March 31, 2010	39,238,379	$392	$246,094	$295,248	$4,145	$6,865	$552,744

BALANCE, December 31, 2010	39,246,015	$392	$251,578	$347,249	$6,587	$9,375	$615,181
Net income	–	–	–	3,006	–	121	3,127	$3,127
Issuance of common stock including tax benefit of stock option exercises	98,516	1	2,639	–	–	–	2,640	–
Restricted shares issued	164,253	2	–	–	–	–	2	–
Issuance of shares pursuant to deferred stock unit awards	1,308	–	–	–	–	–	–	–
Forfeitures of restricted stock	(17,216)	–	–	–	–	–	–	–
Equity based compensation expense	–	–	1,827	–	–	–	1,827	–
Investment by non-controlling interests	–	–	–	–	–	141	141	–
Distribution to non-controlling interests	–	–	–	–	–	(776)	(776)	–
Currency translation adjustment and derivative transactions	–	–	–	–	2,630	74	2,704	2,704
Total comprehensive income								5,831
Less: total comprehensive income attributable to non-controlling interests								(195)
Total comprehensive income attributable to common stockholders								$5,636
BALANCE, March 31, 2011	39,492,876	$395	$256,044	$350,255	$9,217	$8,935	$624,846

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$3,127	$7,978
Loss from discontinued operations	–	49
Income from continuing operations	3,127	8,027
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	7,502	7,711
(Gain) loss on sale of fixed assets	(17)	203
Equity-based compensation expense	1,827	1,518
Deferred income taxes	(1,159)	(390)
Equity in earnings of affiliated companies	(853)	(1,152)
Other	(1,721)	(138)
Changes in operating assets and liabilities:
Restricted cash	521	(31)
Return on equity method investments	3,110	–
Receivables net, retainage and costs and estimated earnings in excess of billings	5,183	(1,551)
Inventories	(881)	(4,923)
Prepaid expenses and other assets	1,292	(1,546)
Accounts payable and accrued expenses	(22,741)	(4,741)
Net cash provided by (used in) operating activities of continuing operations	(4,810)	2,987
Net cash used in operating activities of discontinued operations	–	(409)
Net cash provided by (used in) operating activities	(4,810)	2,578

Cash flows from investing activities:
Capital expenditures	(3,692)	(10,194)
Proceeds from sale of fixed assets	141	151
Patent expenditures	(286)	(674)
Purchase of Singapore licensee	–	(1,257)
Net cash used in investing activities	(3,837)	(11,974)

Cash flows from financing activities:
Proceeds from issuance of common stock, including tax effect of stock option exercises	2,639	2,006
Investments from noncontrolling interests	141	1,681
Distributions/dividends to noncontrolling interests	(776)	–
Proceeds from notes payable	35	–
Principal payments on notes payable	–	(1,641)
Debt amendment costs	(122)	–
Principal payments on long-term debt	(2,500)	(2,500)
Net cash used in financing activities	(583)	(454)
Effect of exchange rate changes on cash	1,744	(993)
Net decrease in cash and cash equivalents for the period	(7,486)	(10,843)
Cash and cash equivalents, beginning of period	114,829	106,064
Cash and cash equivalents, end of period	$107,343	$95,221

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

The accompanying unaudited consolidated financial statements of Insituform Technologies, Inc. and its subsidiaries (collectively, “Insituform” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of March 31, 2011 and the results of operations, statements of equity and cash flows for the three months ended March 31, 2011 and 2010. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2011. Additionally, certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Acquisitions/Strategic Initiatives

On January 29, 2010, the Company acquired its Singapore licensee, Insitu Envirotech (S.E. Asia) Pte. Ltd. (“Insituform-Singapore”), in order to expand its Singapore operations. The purchase price was $1.3 million. This entity is now a wholly-owned subsidiary.

In February 2010, the Company expanded its pipe coating services through the formation of Delta Double Jointing, LLC (“Bayou Delta”) through which the Company offers pipe jointing and other services for the steel-coated pipe industry. The Company, through its Bayou subsidiary, owns a fifty-nine percent (59%) ownership interest in Bayou Delta with the remaining forty-one percent (41%) ownership belonging to Bayou Coating, L.L.C. (“Bayou Coating”), which the Company, through its Bayou subsidiary, holds a forty-nine percent (49%) equity interest.

In April 2011, the Company organized a joint venture, Bayou Wasco Insulation Technologies, LLC (“Bayou Wasco”) to provide insulation services primarily for projects located in the United States, Central America, the Gulf of Mexico and the Caribbean Sea. The Company holds a fifty-one percent (51%) majority interest in Bayou Wasco, while Wasco Energy Ltd., a subsidiary of Wah Seong Corporation Berhad (“Wasco Energy”), owns the remaining interest. Bayou Wasco is expected to commence providing insulation services by early 2012.

In April 2011, the Company also expanded its Corrpro and United Pipeline Systems (“UPS”) operations in Asia and Australia through its joint venture WCU Corrosion Technologies Pte. Ltd. located in Singapore (“WCU”). WCU will offer its Tite Liner® process in the oil and gas sector and onshore corrosion services in Asia and Australia. The Company holds a forty-nine percent (49%) ownership interest in WCU, while Wasco Energy owns the remaining interest. WCU is expected to immediately begin marketing its products and services.

2.      ACCOUNTING POLICIES

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

The Company’s pipe coating business is party to certain contracts that provide for multiple value-added coating and welding services to customer pipe for use in pipelines in the energy and mining industries, which the Company considers to be multiple deliverables. The Company recognizes revenue for each deliverable as a separate unit of accounting under the accounting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“FASB ASC 605”). Each service or deliverable the Company provides under these contracts could be performed without the other services. Additionally, each service is separately priced, has stand-alone value and the fair value of each service can be readily determined. Performance of each of the deliverables is observable due to the nature of the services. Customer inspection typically occurs at the completion of each service before another service is performed.

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

As of March 31, 2011, the Company had significant interests in certain VIEs primarily through its joint venture arrangements for which it did not have controlling financial interests and, accordingly, was not the primary beneficiary (see Investments in Affiliated Companies below). There have been no changes in the status of the Company’s VIE or primary beneficiary designations that occurred during 2011.

Investments in Affiliated Companies

At March 31, 2011, the Company holds one-half of the equity interests in Insituform Rohrsanierungstechniken GmbH (“Insituform-Germany”), through our indirect subsidiary, Insituform Technologies Limited (UK). Through its Bayou subsidiary, the Company holds a forty-nine percent (49%) equity interest in Bayou Coating, LLC (“Bayou Coating”).

Net income presented below includes Bayou Coating’s forty-one percent (41%) interest in Bayou Delta, which is eliminated for purposes of determining the Company’s equity in earnings of affiliated companies because Bayou Delta is consolidated in the Company’s financial statements as a result of its additional ownership through another subsidiary. The Company’s equity in earnings of affiliated companies for all periods presented below include acquisition related depreciation and amortization expense and are net of income taxes.

Financial data for these investments in affiliated companies for the periods ended March 31, 2011 and 2010 are summarized in the following table below (in thousands):

Income statement data	2011	2010

Revenue	$28,642	$19,974
Gross profit	7,366	5,251
Net income	3,549	1,725
Equity in earnings of affiliated companies	853	1,152

Newly Adopted Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements. ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities and provides amendments to the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. These principals became effective for the Company for periods beginning on or after January 1, 2011, on a prospective basis. The change in principle outlined above did not have a material impact to the Company.

3.      SHARE INFORMATION

   Earnings per share have been calculated using the following share information:

	Three Months Ended
	March 31,
	2011	2010
Weighted average number of common shares used for basic EPS	39,272,011	39,032,905
Effect of dilutive stock options and restricted stock	433,655	348,889
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	39,705,666	39,381,794

The Company excluded 4,000 and 285,698 stock options for the quarters ended March 31, 2011 and 2010, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for the period.

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

   Our recorded goodwill by reporting segment was as follows at March 31, 2011 and December 31, 2010 (in millions):

	March 31, 2011	December 31, 2010
Energy and Mining	$55.0	$55.0
North American Sewer Rehabilitation	102.3	102.3
European Sewer Rehabilitation	19.8	19.8
Asia-Pacific Sewer Rehabilitation	5.0	5.0
Total goodwill(1)	$182.1	$182.1
     __________

(1)	The Company does not have any accumulated impairment charges.

Intangible Assets

Intangible assets at March 31, 2011 and December 31, 2010 were as follows (in thousands):

		As of March 31, 2011			As of December 31, 2010
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

License agreements	9	$3,894	$(2,506)	$1,388	$3,894	$(2,465)	$1,429
Contract backlog	n/a	3,010	(3,010)	–	3,010	(2,999)	11
Leases	20	1,237	(110)	1,127	1,237	(95)	1,142
Trademarks and tradenames	18	14,400	(1,470)	12,930	14,400	(1,290)	13,110
Non-compete agreements	1	740	(672)	68	740	(589)	151
Customer relationships	14	53,503	(7,363)	46,140	53,307	(6,530)	46,777
Patents	16	25,248	(14,627)	10,621	25,519	(14,969)	10,550
Total		$102,032	$(29,758)	$72,274	$102,107	$(28,937)	$73,170

Amortization expense was $1.2 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively. Estimated amortization expense by year is as follows (in thousands):

2011	$4,893
2012	4,583
2013	4,576
2014	4,580
2015	4,580

5.      LONG-TERM DEBT AND CREDIT FACILITY

On March 31, 2011, the Company executed a second amendment (the “Second Amendment”) to its current credit agreement dated March 31, 2009 (the “Credit Facility”). The Credit Facility is unsecured and initially consisted of a $50.0 million term loan and a $65.0 million revolving line of credit, each with a maturity date of March 31, 2012. With the Second Amendment, the Company sought to amend the Credit Facility to take advantage of lower interest rates available in the debt marketplace, to obtain more favorable loan terms generally and to provide the ability to issue letters of credit with terms beyond the expiration of the original facility. A fee of 0.125%, or approximately $0.1 million, was paid to the lenders consenting to the Second Amendment, based on their total commitment. The Second Amendment extends the maturity date of the Credit Facility from March 31, 2012 to March 31, 2014 and provides the Company with the ability to increase the amount of the borrowing commitment by up to $40.0 million in the aggregate, compared to $25.0 million in the aggregate allowed under the Credit Facility prior to the Second Amendment.

At the Company’s election, in accordance with the Second Amendment, borrowings under the facility will bear interest at a reduced rate set at either (i) a fluctuating rate of interest equal on any day to the higher of Bank of America, N.A.’s announced prime rate, the Federal Funds Rate plus 0.50% or one-month LIBOR plus 1.00%, plus in each case a margin ranging from 0.75% to 1.50%, or (ii) rates of interest fixed for one, two, three or six months at the British Bankers’ Association LIBOR Rate for such period plus a margin ranging from 1.75% to 2.50%. The applicable margins are determined quarterly based upon the Company’s consolidated leverage ratio. The current annualized rate on outstanding borrowings under the Credit Facility was 2.03% at March 31, 2011.

The Company’s total indebtedness at March 31, 2011 consisted of the Company’s $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013 (the “Senior Notes”), $30.0 million of the initial $50.0 million term loan under the Credit Facility and $3.1 million of third party notes and bank debt in connection with the working capital requirements of Insituform Pipeline Rehabilitation Private Limited, the Company’s Indian joint venture (“Insituform-India”). In connection with the formation of Bayou Perma-Pipe Canada, Ltd. (“BPPC”), the Company and Perma-Pipe Inc. loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Of such amount, as of March 31, 2011, $4.3 million was designated in the consolidated financial statements as third-party debt. Under the terms of the Senior Notes, prepayment could cause the Company to incur a “make-whole” payment to the holder of the notes. At March 31, 2011, this make-whole payment would have approximated $6.3 million.

The Company’s total indebtedness at December 31, 2010 consisted of the $65.0 million Senior Notes, $32.5 million under the Credit Facility, $3.0 million of third party notes of Insituform-India and $4.2 million associated with BPPC.

As of March 31, 2011, the Company had $16.3 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, (i) $12.5 million was collateral for the benefit of certain of the Company’s insurance carriers, (ii) $1.4 million was collateral for work performance obligations and (iii) $2.4 million was for security in support of working capital needs of Insituform-India and the working capital and performance bonding needs of Insituform Pacific Pty Limited (“Insituform-Australia”).

At March 31, 2011 and December 31, 2010, the estimated fair value of our long-term debt was approximately $105.8 million and $106.0 million, respectively.

Debt Covenants

The Senior Notes and Credit Facility are subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. The Senior Notes and Credit Facility also provide for events of default, including in the event of non-payment or certain defaults under other outstanding indebtedness of the Company. The Second Amendment also modified certain covenants in the Credit Facility to improve the consolidated financial leverage ratio and consolidated fixed charge coverage ratio and to provide the Company with additional investment flexibility. At March 31, 2011, the Company was in compliance with all of its debt covenants as required under the Senior Notes and the Credit Facility.

6.      EQUITY-BASED COMPENSATION

At March 31, 2011, the Company had two active equity-based compensation plans under which equity-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. There are an aggregate of 2,700,000 shares of common stock authorized for issuance under these plans. At March 31, 2011, 1,594,499 and 34,260 shares of common stock were available for equity-based compensation awards pursuant to the 2009 Employee Equity Incentive Plan (the “2009 Employee Plan”) and the 2006 Non-Employee Director Equity Incentive Plan (the “2006 Director Plan”), respectively.

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

A summary of stock award activity during the three months ended March 31, 2011 follows:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2011	888,855	$15.25
Restricted shares awarded	164,253	26.56
Restricted stock units awarded	6,768	26.60
Restricted shares distributed	(181,757)	13.01
Restricted stock units distributed	–	–
Restricted shares forfeited	(17,216)	20.41
Restricted stock units forfeited	–	–
Outstanding at March 31, 2011	860,903	$17.87

Expense associated with stock awards was $1.1 million for each of the first three months of 2011 and 2010, respectively. Unrecognized pre-tax expense of $8.8 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.0 years for awards outstanding at March 31, 2011.

Deferred Stock Unit Awards

Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded according to this vesting schedule.

A summary of deferred stock unit activity during the three months ended March 31, 2011 follows:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2011	163,318	$19.43
Awarded	–	–
Shares distributed	(1,308)	16.25
Forfeited	–	–
Outstanding at March 31, 2011	162,010	$19.45

There was no expense associated with deferred stock unit awards during the first quarter of 2011 or 2010.

Stock Options

Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of stock option activity during the three months ended March 31, 2011 follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2011	1,198,516	$18.42
Granted	220,543	26.95
Exercised	(98,516)	16.52
Canceled/Expired	(119,839)	29.04
Outstanding at March 31, 2011	1,200,704	$19.08	$8.9
Exercisable at March 31, 2011	683,957	$17.01	$6.3

In the three months ended March 31, 2011 and 2010, the Company recorded expense of $0.7 million and $0.4 million, respectively, related to stock option grants. Unrecognized pre-tax expense of $4.0 million related to stock options is expected to be recognized over the weighted average remaining service period of 2.3 years for awards outstanding at March 31, 2011. In the first three months of 2011, the Company collected $1.6 million from stock option exercises that had a total intrinsic value of $0.9 million. In the first three months of 2010, the Company collected $1.7 million from stock option exercises that had a total intrinsic value of $1.0 million.

The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. The fair value of stock options awarded during the first quarters of 2011 and 2010 were estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

	For the Three Months Ended March 31,
	2011		2010
	Range	Weighted Average	Range	Weighted Average
Weighted average grant-date fair value	n/a	$11.65	n/a	$10.56
Volatility	49.6-50.6%	50.5%	50.4%	50.4%
Expected term (years)	7.0	7.0	7.0	7.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free rate	2.8-3.0%	2.8%	3.1%	3.1%

7.      COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such litigation will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Purchase Commitments

The Company had no material purchase commitments at March 31, 2011.

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

The Company also has many contracts that require the Company to indemnify the other party against loss from claims of patent or trademark infringement. The Company has agreed to indemnify its surety against losses from third party claims of subcontractors. The Company has not experienced material losses under these provisions and currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows. At March 31, 2011, the Company’s maximum exposure to its joint venture partners’ proportionate share of performance guarantees was $0.8 million. Based on these facts, while there can be no assurances, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at March 31, 2011 on its consolidated balance sheet.

8.      DERIVATIVE FINANCIAL INSTRUMENTS

As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations or to hedge foreign currency cash flow transactions. For cash flow hedges, gain or loss is recorded in the consolidated statement of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were effective; therefore, no gain or loss was recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During the three-month periods ended March 31, 2011 and 2010, the Company recorded less than $0.1 million as a gain on the consolidated statement of operations upon settlement of the cash flow hedges. At March 31, 2011 and December 31, 2010, the Company recorded a net deferred loss of $0.4 million and $0.3 million, respectively, related to the cash flow hedges in other current liabilities and other comprehensive income on the consolidated balance sheet and on the foreign currency translation adjustment line of the consolidated statement of equity, respectively.

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

In May 2009, the Company entered into an interest rate swap agreement, for a notional amount of $25.0 million, which expires in March 2012. The swap notional amount mirrors the amortization of $25.0 million of the Company’s original $50.0 million term loan. The swap requires the Company to make a monthly fixed rate payment of 1.63% calculated on the amortizing $25.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $25.0 million notional amount, which was $15.0 million at March 31, 2011. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $25.0 million portion of the Company’s term loan. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge. At March 31, 2011, a net deferred loss of $0.2 million related to this interest rate swap was recorded in other current liabilities and other comprehensive income on the consolidated balance sheet. The Company determines the fair value of the interest rate agreements using Level 2 inputs, discounted to adjust for potential credit risk to other market participants. This hedge was effective, and therefore, no gain or loss was recorded in the consolidated statements of operations.

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

The following table represents liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Forward Currency Contracts	$223	–	$223	–
Interest Rate Swap	160	–	160	–
Total	$383	–	$383	–

	Total Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Forward Currency Contracts	$142	–	$142	–
Interest Rate Swap	202	–	202	–
Total	$344	–	$344	–

The following table summarizes the Company’s derivative positions at March 31, 2011:

			Weighted
			Average
			Remaining	Average
		Notional	Maturity	Exchange
	Position	Amount	In Years	Rate
Canadian Dollar/USD	Sell	$4,550,000	0.3	1.02
British Pound/USD	Sell	£300,000	0.3	1.46
British Pound/Euro	Sell	£250,000	0.1	1.25
Interest Rate Swap		$15,000,000

The Company had no significant transfers between Level 1, 2 or 3 inputs during the three-months ended March 31, 2011. Additionally, for purposes of financial reporting, the Company determined that the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximated fair value as of March 31, 2011 due to the short maturities of these instruments.

The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs (in thousands):

Designation of Derivatives	Balance Sheet Location	March 31, 2011	December 31, 2010
Derivatives Designated as Hedging Instruments
Forward Currency Contracts	Other current assets	$–	$–
	Total Assets	–	–

Forward Currency Contracts	Other current liabilities	$220	$126
Interest Rate Swaps	Other long-term liabilities	160	202
	Total Liabilities	$380	$328

Derivatives Not Designated as Hedging Instruments
Forward Currency Contracts	Other current liabilities	$3	$16

	Total Derivative Assets	–	–
	Total Derivative Liabilities	383	344
	Total Net Derivative Liability	$383	$344

9.      SEGMENT REPORTING

The Company operates in three distinct markets: energy and mining, sewer rehabilitation and water rehabilitation services. Management organizes the enterprise around differences in products and services, as well as by geographic areas. Within the sewer rehabilitation market, the Company operates in three distinct geographies: North America, Europe and internationally outside of North America and Europe. As such, the Company is organized into five reportable segments: Energy and Mining, North American Sewer Rehabilitation, European Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation and Water Rehabilitation. Each segment is regularly reviewed and evaluated separately.

The following disaggregated financial results have been prepared using a management approach that is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. The Company evaluates performance based on stand-alone operating income (loss).

Financial information by segment was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

Revenues:
Energy and Mining	$95,457	$77,355
North American Sewer Rehabilitation	79,805	89,114
European Sewer Rehabilitation	20,697	17,630
Asia-Pacific Sewer Rehabilitation	12,211	9,873
Water Rehabilitation	2,417	5,210
Total revenues	$210,587	$199,182

Gross profit (loss):
Energy and Mining	$23,091	$21,109
North American Sewer Rehabilitation	11,298	21,078
European Sewer Rehabilitation	4,517	4,278
Asia-Pacific Sewer Rehabilitation	2,353	1,555
Water Rehabilitation	(85)	660
Total gross profit	$41,174	$48,680

Operating income (loss):
Energy and Mining	$6,390	$5,727
North American Sewer Rehabilitation	(1,239)	7,507
European Sewer Rehabilitation	637	(35)
Asia-Pacific Sewer Rehabilitation	169	(824)
Water Rehabilitation	(468)	131
Total operating income	$5,489	$12,506

The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands):

	Three Months Ended March 31,
	2011	2010

Revenues:
United States	$113,682	$130,288
Canada	44,981	31,516
Europe	24,348	20,838
Other foreign	27,576	16,540
Total revenues	$210,587	$199,182

Gross profit:
United States	$18,832	$31,964
Canada	11,809	8,774
Europe	5,428	5,214
Other foreign	5,105	2,728
Total gross profit	$41,174	$48,680

Operating income (loss):
United States	$(6,168)	$5,353
Canada	7,749	5,016
Europe	1,303	1,546
Other foreign	2,605	591
Total operating income	$5,489	$12,506

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

   We believe that certain accounting policies could potentially have a more significant impact on our consolidated financial statements, either because of the significance of the consolidated financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting policies can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2010.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q that represent the Company’s beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to the Company and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 28, 2011, and in our subsequent Quarterly Reports on Form 10-Q, including this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by the Company from time to time in its periodic filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by the Company in this Form 10-Q are qualified by these cautionary statements.

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

We are organized into five reportable segments: Energy and Mining, North American Sewer Rehabilitation, European Sewer Rehabilitation, Asia-Pacific Sewer Rehabilitation and Water Rehabilitation. We regularly review and evaluate our reportable segments. Market changes between the segments are typically independent of each other, unless a macroeconomic event affects both the sewer and water rehabilitation markets and the oil, mining and gas markets. These changes exist for a variety of reasons, including, but not limited to, local economic conditions, weather-related issues and levels of government funding.

Our long-term strategy consists of:

•
expanding our position in the growing and profitable energy and mining sector through organic growth, selective acquisitions of companies and by conducting complimentary product and technology acquisitions;

•	expanding all of our businesses in key emerging markets such as India and Asia;

•
growing our water rehabilitation business by leveraging our premier brand and experience of successfully innovating and delivering technologies and services and through selective acquisitions of companies and technologies; and

•
streamlining our rehabilitation operations in North America and in Europe by improving project execution, cost management practices, including the reduction of redundant fixed costs, and product mix; and by identifying opportunities to streamline key management functions and processes to improve our profitability.

Recent Acquisitions/Strategic Initiatives

On January 29, 2010, we acquired our Singapore CIPP licensee, Insitu Envirotech (S.E. Asia) Pte Ltd (“Insituform-Singapore”), in order to expand our Singapore operations. Insituform-Singapore performs sewer rehabilitation services in Southeast Asia. As a result of the acquisition, the results of operations and cash flows of this entity for the period from January 29, 2010 to March 31, 2010 and the balance sheet as of March 31, 2010 are included in our consolidated financial statements beginning with the quarter ended March 31, 2010.

During the first quarter of 2010, we formed Delta Double Jointing, LLC (“Bayou Delta”) in order to expand the service offering of our Energy and Mining operation. We, through our Bayou subsidiary, own a 59% ownership interest in Bayou Delta with the remaining 41% ownership belonging to Bayou Coating, L.L.C (“Bayou Coating”), which we, through our Bayou subsidiary, hold a 49% ownership interest. The financial results of Bayou Delta are included in our consolidated financial statements beginning with the quarter ended March 31, 2010.

   In April 2011, we organized a joint venture, Bayou Wasco Insulation Technologies, LLC (“Bayou Wasco”) to provide insulation services primarily for projects located in the United States, Central America, the Gulf of Mexico and the Caribbean Sea. We hold a fifty-one percent (51%) majority interest in Bayou Wasco, while Wasco Energy Ltd., a subsidiary of Wah Seong Corporation Berhad (“Wasco Energy”), owns the remaining interest. Bayou Wasco is expected to commence providing insulation services by early 2012.

   In April 2011, we also expanded our Corrpro and United Pipeline Systems (“UPS”) operations in Asia and Australia through our joint venture WCU Corrosion Technologies Pte. Ltd. located in Singapore (“WCU”). WCU will offer our Tite Liner® process in the oil and gas sector and onshore corrosion services in Asia and Australia. We hold a forty-nine percent (49%) ownership interest in WCU, while Wasco Energy owns the remaining interest. WCU is expected to immediately begin marketing its products and services.

Results of Operations – Three Months Ended March 31, 2011 and 2010

Overview – Consolidated Results

Key financial data for our consolidated operations was as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	$	%

Revenues	$210,587	$199,182	$11,405	5.7%
Gross profit	41,174	48,680	(7,506)	(15.4)
Gross margin	19.6%	24.4%	n/a	(4.8)
Operating expenses	35,685	36,174	(489)	(1.4)
Operating income	5,489	12,506	(7,017)	(56.1)
Operating margin	2.6%	6.3%	n/a	(3.7)
Income from continuing operations	3,006	8,510	(5,504)	(64.7)

Consolidated income from continuing operations was $3.0 million for the three months ended March 31, 2011 compared to $8.5 million in the prior year quarter. The decrease in consolidated income from continuing operations for the first quarter of 2011 was primarily related to significant weather events across the United States in our North American Sewer Rehabilitation segment. Results in our Energy and Mining segment increased year over year due to improved results from our industrial lining and cathodic protection businesses. In the three months ended March 31, 2011, we also experienced improved results in our European Sewer Rehabilitation segment due to strong growth in our Netherlands operation and within our Asia-Pacific Sewer Rehabilitation segment due to growth in our Australian operation and improved results in our Indian operation.

Total contract backlog decreased to $392.9 million at March 31, 2011 compared to $408.7 million at December 31, 2010, a 3.9% decrease. The March 31, 2011 backlog was 21.0% lower than total contract backlog of $497.1 million at March 31, 2010. The decrease compared to March 31, 2010 was primarily due to significant project bid delays in our North American Sewer Rehabilitation segment and our efforts during 2010 to monetize backlog in order to obtain optimum backlog levels. Additionally, we experienced a short-term lull in large diameter pipe coating projects in our Energy and Mining segment.

Energy and Mining Segment

Key financial data for our Energy and Mining segment was as follows (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	$	%

Revenues	$95,457	$77,355	$18,102	23.4%
Gross profit	23,091	21,109	1,982	9.4
Gross margin	24.2%	27.3%	n/a	(3.1)
Operating expenses	16,701	15,382	1,319	8.6
Operating income	6,390	5,727	663	11.6
Operating margin	6.7%	7.4%	n/a	(0.7)

Revenues

Revenues in our Energy and Mining segment increased by $18.1 million, or 23.4%, in the first quarter of 2011 compared to the first quarter of 2010. This increase was primarily due to significant growth in our cathodic protection and industrial lining businesses. Our Energy and Mining segment is active in six primary geographic regions: the United States, Canada, Mexico, South America, the Middle East and Europe, and includes pipeline rehabilitation, pipe coating, design and installation of cathodic protection systems and welding services. Our industrial lining operations experienced record quarterly revenues in Canada and South America and our cathodic protection business grew within the United States. We expect improving global markets will lead to expansion within existing geographies for our corrosion engineering and industrial lining platforms as well as new geographies, specifically, in Asia and the Middle East.

Our Energy and Mining segment contract backlog at March 31, 2011 was $147.6 million, a 1.0% increase compared to December 31, 2010 and a 21.3% decrease compared to March 31, 2010. The decrease over the prior year quarter was primarily driven by our pipe coating business, which experienced a short-term lull in availability of large diameter pipe coating projects towards the end of 2010. Since December 31, 2010, our pipe coating and cathodic protection businesses have rebounded and increased backlog levels. We continue to believe that improved commodity prices will result in significant opportunities for our Energy and Mining segment for future periods, particularly as it relates to new spending in the sector.

Gross Profit and Gross Profit Margin

Our Energy and Mining segment gross profit increased by $2.0 million, or 9.4%, to $23.1 million in the first quarter of 2011 compared to $21.1 million in the prior year quarter. The increase in gross profit was due to higher revenues in our industrial lining and cathodic protection businesses. Overall, our gross margin percentage decreased to 24.2% compared to 27.3% for the prior year quarter. The decrease was due to a change in the geographic mix of our industrial linings business, which performed more work in South America where margins are historically lower than other regions and a change in the product mix in our coating operations, which experienced a short-term lull in availability of large diameter pipe coating projects towards the end of 2010.

Operating Expenses

Operating expenses in our Energy and Mining segment increased by $1.3 million, or 8.6%, in the first quarter of 2011 compared to the first quarter of 2010. The increase in operating expenses for the first quarter of 2011 was attributable to higher corporate allocations due to the increased size of this segment and increased resources to support the growth of the segment. As a percentage of revenues, our Energy and Mining operating expenses were 17.5% in the first quarter of 2011 compared to 19.9% in the first quarter of 2010.

Operating Income and Operating Margin

Operating income increased by $0.7 million, or 11.6%, to $6.4 million in the first quarter of 2011 compared to $5.7 million in the first quarter of 2010. Operating margin was 6.7% in the first quarter of 2011 compared to 7.4% in the first quarter of 2010 as a result of a lower gross profit margin in the segment.

North American Sewer Rehabilitation Segment

Key financial data for our North American Sewer Rehabilitation segment was as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	$	%

Revenues	$79,805	$89,114	$(9,309)	(10.4)%
Gross profit	11,298	21,078	(9,780)	(46.4)
Gross margin	14.2%	23.7%	n/a	(9.5)
Operating expenses	12,537	13,571	(1,034)	(7.6)
Operating income (loss)	(1,239)	7,507	(8,746)	(116.5)
Operating margin	(1.6)%	8.4%	n/a	(10.0)

Revenues

Revenues decreased by $9.3 million, or 10.4%, in our North American Sewer Rehabilitation segment in the first quarter of 2011 compared to the first quarter of 2010. The principal contributor to the first quarter 2011 results was the impact of volume weakness as a result of continuous severe weather throughout the quarter. During the first quarter of 2011, we experienced approximately 400 lost crew days of production due to extreme weather events, which is an uncharacteristically high number and more than the approximately 200 weather related lost crew days of production during the first quarter of 2010.

Contract backlog in our North American Sewer Rehabilitation segment at March 31, 2011 represented a $6.2 million, or 3.9%, decrease from backlog at December 31, 2010 and a $59.1 million, or 28.3%, decrease from backlog at March 31, 2010. The decrease from March 31, 2010 was due to weaker market conditions in the western region of the United States, significant project bids that were pushed to the second quarter of 2011 throughout the United States and our efforts to monetize backlog throughout 2010. We expect a very strong bid table in the second quarter of 2011.

Gross Profit and Gross Profit Margin

   Gross profit in our North American Sewer Rehabilitation segment decreased $9.8 million, or 46.4%, in the first quarter of 2011 compared to the first quarter in 2010, primarily due to the decline in revenues coupled with the inability to leverage our fixed cost structure in both contracting and manufacturing as a result of the severe weather experienced during the quarter. The first quarter of 2010 results also included a $0.9 million favorable adjustment related to the recording of an insurance claim that became realizable during the quarter.

Operating Expenses

Operating expenses in our North American Sewer Rehabilitation segment decreased by $1.0 million, or 7.6%, during the first quarter of 2011 compared to the first quarter of 2010. Operating expenses in this segment decreased primarily due to a continued focus on operational efficiencies and resource management as well as lower corporate allocations due to the growth of the Energy and Mining segment. Operating expenses as a percentage of revenues were 15.7% in the first quarter of 2011 compared to 15.2% in the first quarter of 2010, due principally to the revenue decline in the first quarter of 2011.

Operating Income (Loss) and Operating Margin

Lower revenue levels and gross margins partially offset by lower operating expenses led to an $8.7 million, or 116.5%, decrease in operating income in our North American Sewer Rehabilitation segment in the first quarter of 2011 compared to the first quarter of 2010. The North American Sewer Rehabilitation operating margin declined to (1.6)% in the first quarter of 2011 compared to 8.4% in the first quarter of 2010.

   We are reworking our production schedules for the coming months to recover production lost during the first quarter of 2011. We also anticipate growth in our contract backlog position, which should enable us to more efficiently run our manufacturing production and increase our crew productivity. We anticipate significant recovery of our operating margins in the second half of 2011, due to these factors, coupled with ongoing operational realignment initiatives. However, we can make no assurances about our ability to be successful in these initiatives.

European Sewer Rehabilitation Segment

Key financial data for our European Sewer Rehabilitation segment was as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	$	%

Revenues	$20,697	$17,630	$3,067	17.4%
Gross profit	4,517	4,278	239	5.6
Gross margin	21.8%	24.3%	n/a	(2.5)
Operating expenses	3,880	4,313	(433)	(10.0)
Operating income (loss)	637	(35)	672	1920.0
Operating margin	3.1%	(0.2)%	n/a	3.3

Revenues

Revenues in our European Sewer Rehabilitation segment increased $3.1 million, or 17.4%, during the first quarter of 2011 compared to the first quarter of 2010. The increase in revenues was primarily due to improved results in our Netherlands operation as well as growth in third-party tube sales. Partially offsetting the revenue increase were continued challenges in France and the United Kingdom due to continued weaker, although improving, market conditions and delays in municipal spending.

Contract backlog in our European Sewer Rehabilitation segment was $24.0 million at March 31, 2011. This represents an increase of $0.7 million, or 3.0%, compared to December 31, 2010 and a decrease of $0.7 million, or 2.9%, compared to March 31, 2010. Compared to December 31, 2010, backlog remains strong in the Netherlands and increased in the United Kingdom as a result of slightly improving market conditions.

Gross Profit and Gross Profit Margin

   Gross profit in our European Sewer Rehabilitation segment increased 5.6% during the first quarter of 2011 compared to the first quarter of 2010 primarily due to the growth in revenues. Conversely, our European Sewer Rehabilitation segment experienced a 250 basis point decrease in gross profit margin quarter over quarter primarily as a result of lower margin projects in France and legacy project issues in the United Kingdom. We expect our gross profit margin to increase in 2011 as we improve operations in France and the United Kingdom, expand third-party product sales and pursue other initiatives focused on growth areas in Europe.

Operating Expenses

Operating expenses in our European Sewer Rehabilitation segment decreased by $0.4 million, or 10.0%, during the first quarter of 2011 compared to the first quarter of 2010 due to cost reduction efforts in Spain and France due to a new regional management structure as well as at our European headquarters. Operating expenses as a percentage of revenues were 18.7% in the first quarter of 2011 compared to 24.5% in the first quarter of 2010.

Operating Income (Loss) and Operating Margin

Increased revenues and lower operating expenses partially offset by lower gross profit margins led to a $0.7 million improvement in operating income in the first quarter of 2011 compared to the first quarter of 2010. During the first quarter of 2011, we experienced increases in operating income in the Netherlands and at our manufacturing operation in the United Kingdom, which were partially offset by decreases in operating income in France.

Asia-Pacific Sewer Rehabilitation Segment

Key financial data for our Asia-Pacific Sewer Rehabilitation segment was as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	$	%

Revenues	$12,211	$9,873	$2,338	23.7%
Gross profit	2,353	1,555	798	51.3
Gross margin	19.3%	15.8%	n/a	3.5
Operating expenses	2,184	2,379	(195)	(8.2)
Operating income (loss)	169	(824)	993	120.5
Operating margin	1.4%	(8.3)%	n/a	9.7

Revenues

Revenues in our Asia-Pacific Sewer Rehabilitation segment increased by $2.3 million, or 23.7%, in the first quarter of 2011 compared to the first quarter of 2010. The increase was primarily due to the continued growth of our Singaporean operation, which was acquired in January 2010, and growth in our Australian operation as we expand beyond our primary market in Sydney. These revenue increases were partially offset by a revenue decrease in India due to continued project delays on older projects nearing completion.

Contract backlog in our Asia-Pacific Sewer Rehabilitation segment was $68.7 million at March 31, 2011. This backlog represented a decrease of $11.2 million, or 14.0%, compared to December 31, 2010 and a $4.6 million, or 6.3%, decrease compared to March 31, 2010. The decrease was primarily due to our continued efforts to monetize backlog in all regions and delays in the release of new projects in India, which were expected to be awarded in the first quarter but should now be awarded in the second quarter.

Gross Profit and Gross Margin

Gross profit in our Asia-Pacific Sewer Rehabilitation segment increased by $0.8 million, or 51.3%, in the first quarter of 2011 compared to the first quarter of 2010. Our gross profit margin increased to 19.3% from 15.8% in the prior year quarter. In the first quarter of 2011, we experienced strong results in both our Australian and Singaporean operations. In the first quarter of 2010, our Asia-Pacific Sewer Rehabilitation business experienced lower gross profit and gross profit margins due to previously disclosed customer-driven cost overruns in India.

Operating Expenses

Operating expenses decreased by $0.2 million, or 8.2%, in our Asia-Pacific Sewer Rehabilitation segment during the first quarter of 2011 compared to the first quarter of 2010, principally due to cost containment efforts throughout the region. Operating expenses as a percentage of revenues were 17.9% in the first quarter of 2011 compared to 24.1% in the first quarter of 2010.

Operating Income (Loss) and Operating Margin

Higher revenues combined with lower operating expenses led to a $1.0 million increase in operating income in this segment in the first quarter of 2011 compared to the first quarter of 2010.

Water Rehabilitation Segment

Key financial data for our Water Rehabilitation segment was as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	$	%

Revenues	$2,417	$5,210	$(2,793)	(53.6)%
Gross profit (loss)	(85)	660	(745)	(112.9)
Gross margin	(3.5)%	12.7%	n/a	(16.2)
Operating expenses	383	529	(146)	(27.6)
Operating income (loss)	(468)	131	(599)	(457.3)
Operating margin	(19.4)%	2.5%	n/a	(21.9)

Revenues

Revenues from our Water Rehabilitation segment decreased to $2.4 million in the first quarter of 2011 from $5.2 million in the prior year quarter. The decrease in revenues was primarily a result of extreme weather conditions in the United States during the quarter. Our Water Rehabilitation segment contract backlog was $3.1 million at March 31, 2011, representing a decrease of $0.7 million, or 18.4%, compared to December 31, 2010. Backlog at March 31, 2011 increased $0.2 million, or 6.9%, compared to March 31, 2010. We continue to believe that prospects for new orders and growth are strong, and we anticipate heavier project bidding over the next few quarters, particularly in Canada and the Northeastern United States.

The financial results for our Water Rehabilitation segment continue to be below our expectations, but we believe we will see positive results for this operation over the remainder of the year. We have executed InsituMain® projects across North America and received approval to complete projects in various new regions during the past year. These successful installations grew our execution capabilities, as potential customers evaluate their options to rehabilitate water infrastructure. Our method of lining and rehabilitating water infrastructure is now a viable and economic alternative to other methods available in the market. We will continue to demonstrate the commercial viability of the InsituMain® process through the execution of projects across North America.

Gross Profit (Loss) and Gross Margin

During the first quarter of 2011, gross profit in our Water Rehabilitation segment decreased $0.7 million compared to the first quarter of 2010. In addition, our gross margin percentage decreased to (3.5)% for the first quarter of 2011 compared to 12.7% for the first quarter of 2010. We continue to validate and test our newly-developed water rehabilitation products as we have successfully completed small- and medium-diameter work and continue to develop our large-diameter capability in the market.

Operating Expenses

Operating expenses in our Water Rehabilitation segment decreased by $0.1 million, or 27.6%, in the first quarter of 2011 compared to the first quarter of 2010. The decrease was primarily due to continued cost management practices implemented throughout the organization. Operating expenses as a percentage of revenues were 15.8% in the first quarter of 2011 compared to 10.2% in the first quarter of 2010, primarily due to the lower revenue level.

Operating Income (Loss) and Operating Margin

Operating loss in this segment was $0.5 million in the first quarter of 2011 compared to income of $0.1 million in the first quarter of 2010, primarily due to weather and project delays.

Other Income (Expense)

Interest Income and Expense

Interest income was essentially flat in the first quarter of 2011 compared to the same period in 2010. Interest expense decreased by $0.4 million in the first quarter of 2011 compared to the same period in 2010 primarily related to a lower principal balance and lower interest rates on our credit facility.

Other Income (Expense)

Other expense increased by $0.3 million in the first quarter of 2011 compared to the same period in 2010.

Taxes on Income

Taxes on income decreased by $2.4 million in the first quarter of 2011 compared to the prior year period due to a decrease in income before taxes. Our effective tax rate was 27.0%, on pre-tax income of $3.1 million, in the first quarter of 2011 compared to 31.8%, on a pre-tax income of $10.1 million, in the corresponding quarter in 2010.

The majority of the variance in the effective tax rate compared to the prior year quarter was attributable to the mix of pre-tax income among tax jurisdictions with varying tax rates.

Equity in Earnings of Affiliated Companies

Equity in earnings of affiliated companies was $0.9 million and $1.2 million in the first quarters of 2011 and 2010, respectively. The decrease during 2011 was due to lower results from our joint venture in Germany and partially offset by improved results of Bayou Coating, our pipe coating joint venture in Baton Rouge, Louisiana. Additionally, the first quarter of 2010 included a $0.3 million favorable income tax adjustment for our German joint venture due to revisions of prior period tax rates.

Noncontrolling Interests

(Income) loss attributable to noncontrolling interests was $(0.1) million and $0.5 million in the first quarters of 2011 and 2010, respectively, and was related to the 49.5% interest in the net income (loss) of the contractual joint ventures in India held by our partner, SPML Infra Ltd., and the non-controlling interest in net income of our UPS and Bayou subsidiaries. The increase in non-controlling interests was due to the improved performance of India compared to the prior year period.

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

Backlog	March 31, 2011	December 31, 2010	March 31, 2010
Energy and Mining	$147.6	$146.1	$187.6
North American Sewer Rehabilitation	149.5	155.7	208.6
European Sewer Rehabilitation	24.0	23.3	24.7
Asia-Pacific Sewer Rehabilitation	68.7	79.8	73.3
Water Rehabilitation	3.1	3.8	2.9
Total	$392.9	$408.7	$497.1

Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Liquidity and Capital Resources

Cash and Equivalents

	March 31, 2011	December 31, 2010
	(in thousands)
Cash and cash equivalents	$107,343	$114,829
Restricted cash	225	745

Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments and compensating balances for bank undertakings in Europe.

Sources and Uses of Cash

We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, potential acquisitions, working capital and debt servicing. During the first three months of 2011, capital expenditures were primarily for equipment for BPPC, our Canadian coating operation, and supporting our growth in the Energy and Mining and Asia-Pacific markets. We expect slightly lower levels of capital expenditures in 2011 compared to 2010. At March 31, 2011, our cash balances were located worldwide for working capital and support needs.

Our primary source of cash is operating activities. We occasionally borrow under our line of credit to fund operating activities, including working capital investments. Information regarding our cash flows for the first quarter of 2011 and 2010 is discussed below and is presented in our consolidated statements of cash flows contained in this Report. Operating cash flow in the first quarter of 2011 declined over the prior year quarter primarily as a result of lower earnings and an increase in accounts payable in the fourth quarter of 2010 as a result of our strong performance during the quarter leading to an outflow of cash for accounts payable and accrued expenses.

Cash Flows from Operations

Cash flows from operating activities from continuing operations used $4.8 million in the first quarter of 2011 compared to $3.0 million provided in the first quarter of 2010. The decrease in operating cash flow was primarily related to lower earnings and an increase in accounts payable in the fourth quarter of 2010 as a result of our strong performance during the quarter, which led to an outflow of cash for accounts payable and accrued expenses. Partially offsetting the decrease was increased collection efforts in our business units and distributions from Bayou Coatings.

We used $16.6 million in cash in the first quarter of 2011 compared to $12.8 million in the first quarter of 2010 in relation to working capital. The largest component of our working capital during the first quarter of 2011 was the use of $22.7 million for accounts payable and accrued expenses due to an increase in accounts payable in the fourth quarter of 2010 as a result of our strong performance during the quarter. Despite a slight increase in our DSOs, our accounts receivable, retainage and cost and estimated earnings in excess of billings provided $5.2 million during the first quarter of 2011. Due to the global economic downturn, customers, specifically municipalities, have increased their payable cycle, which has contributed to an increase in our DSOs. Additionally, we used $0.9 million for inventories, while prepaid expenses and other assets provided $1.3 million. In the first quarter of 2011, we received $3.1 million as a return of equity from Bayou Coatings.

Unrestricted cash decreased to $107.3 million at March 31, 2011 from $114.8 million at December 31, 2010.

Cash Flows from Investing Activities

Investing activities from continuing operations used $3.8 million and $12.0 million in first quarters of 2011 and 2010, respectively. We used $3.7 million in cash for capital expenditures in the first quarter of 2011 compared to $10.2 million in the first quarter of 2010. Capital expenditures during the first quarter of 2011 were primarily to support the growth of our Asia-Pacific Sewer Rehabilitation segment and equipment purchases within our Energy and Mining segment for our Canadian coating operation. Overall, capital expenditures were lower during the first quarter of 2011. Capital expenditures in the first quarter of 2011 and 2010 were partially offset by $0.1 million and $0.2 million, respectively, in proceeds received from asset disposals. In the first quarter of 2011 and 2010, $0.9 million and $0.8 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenditures. In addition, we used $1.3 million to acquire our licensee in Singapore in the first quarter of 2010. In 2011, we anticipate between $25.0-30.0 million to be spent on capital expenditures.

In addition, during the next twelve months, we currently anticipate that we will spend between $5.0 - $10.0 million to fund the capital needs of Bayou Wasco and WCU, our new joint ventures with Wasco Energy.

Cash Flows from Financing Activities

Cash flows from financing activities from continuing operations used $0.6 million in the first quarter of 2011 compared to $0.5 million in the first quarter of 2010. In the first quarter of 2011, we received $1.6 million as proceeds from the issuance of common stock, $1.0 million from a tax benefit from stock option exercises and $0.1 million from the holders of the noncontrolling interests in Insituform-India. Additionally, we distributed $0.8 million to the holder of the non-controlling interests in Delta Double Jointing, LLC, our specialty welding joint venture.

Long-Term Debt

   On March 31, 2011, we executed a second amendment (the “Second Amendment”) to our current credit agreement dated March 31, 2009 (the “Credit Facility”). The Credit Facility is unsecured and initially consisted of a $50.0 million term loan and a $65.0 million revolving line of credit, each with a maturity date of March 31, 2012. With the Second Amendment, we sought to amend the Credit Facility to take advantage of lower interest rates available in the debt marketplace, to obtain more favorable loan terms generally and to provide the ability to issue letters of credit with terms beyond the expiration of the original facility. A fee of 0.125%, or approximately $0.1 million, was paid to the lenders consenting to the Second Amendment, based on their total commitment. The Second Amendment extends the maturity date of the Credit Facility from March 31, 2012 to March 31, 2014 and provides us with the ability to increase the amount of the borrowing commitment by up to $40.0 million in the aggregate, compared to $25.0 million in the aggregate allowed under the Credit Facility prior to the Second Amendment.

At our election, borrowings under the Credit Facility, as amended, bear interest at either (i) a fluctuating rate of interest equal on any day to the higher of Bank of America, N.A.’s announced prime rate, the Federal Funds Rate plus 0.50% or the one-month LIBOR plus 1.0%, plus in each case a margin ranging from 0.75% to 1.50%, or (ii) rates of interest fixed for one, two, three or nine months at the British Bankers’ Association LIBOR Rate for such period plus a margin ranging from 1.75% to 2.50%. The applicable margins are determined quarterly based upon our consolidated leverage ratio.

Our total indebtedness at March 31, 2011 consisted of our $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013 (“the Senior Notes”), $30.0 million of the original $50.0 million term loan and $3.1 million of third party notes and other bank debt. In connection with the formation of BPPC, we and Perma-Pipe Inc. loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Of such amount, $4.3 million is included in our consolidated financial statements as third-party debt. Under the terms of the Senior Notes, Series 2003-A, prepayment could cause us to incur a “make-whole” payment to the holder of the notes. At March 31, 2011, this make-whole payment would have approximated $6.3 million.

As of March 31, 2011, we had $16.3 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, (i) $12.5 million was collateral for the benefit of certain of our insurance carriers, (ii) $1.4 million was collateral for work performance obligations and (iii) $2.4 million was for security in support of working capital needs of Insituform-India and the working capital and performance bonding needs of Insituform-Australia.

Our Senior Notes and Credit Facility are subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. The Senior Notes and Credit Facility also provide for events of default, including, in the event of non-payment or certain defaults under other outstanding indebtedness. The Second Amendment also modified certain covenants in the Credit Facility to improve the consolidated financial leverage ratio and consolidated fixed charge coverage ratio and to provide us with additional investment flexibility. We were in compliance with each of these covenants at March 31, 2011.

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

   The following table provides a summary of our contractual obligations and commercial commitments as of March 31, 2011. This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases (in thousands):

Payments Due by Period
Cash Obligations(1)(2)(3)(4)(5)	Total	2011	2012	2013	2014	2015	Thereafter

Long-term debt	$99,337	$7,500	$14,337	$75,000	$2,500	$-	$-
Interest on long-term debt	12,625	5,119	5,075	2,411	20	-	-
Operating leases	37,270	9,380	10,670	7,513	4,757	3,032	1,918
Total contractual cash obligations	$149,232	$21,999	$30,082	$84,924	$7,277	$3,032	$1,918
___________________

(1)
Cash obligations are not discounted. See Notes 5 and 7 to the consolidated financial statements contained in this report regarding our long-term debt and credit facility and commitments and contingencies, respectively.

(2)
Upon inception, we borrowed the entire amount of $50.0 million term loan, of which $30.0 million was outstanding at March 31, 2011. We also had $16.3 million for non-interest bearing letters of credit outstanding as of March 31, 2011, $12.5 million of which was collateral for insurance, $1.4 million of which was collateral for work performance obligations and $2.4 million was for security in support of working capital needs of Insituform-India and the working capital and performance bonding needs of Insituform-Australia.

(3)
Liabilities related to Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, have not been included in the table above because we are uncertain as to if or when such amounts may be settled.

(4)	There were no material purchase commitments at March 31, 2011.

(5)	The Corrpro pension funding was excluded from this table as the amounts are immaterial.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at March 31, 2011 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable. At March 31, 2011 and December 31, 2010, the estimated fair value of our long-term debt was approximately $105.8 million and $106.0 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at March 31, 2011 would result in a $0.3 million increase in interest expense. The increase in interest expense would be partially offset by the interest rate swap agreement discussed below.

In May 2009, we entered into an interest rate swap agreement, for a notional amount of $25.0 million, which expires in March 2012. The swap notional amount mirrors the amortization of $25.0 million of our original $50.0 million term loan. The swap requires us to make a monthly fixed rate payment of 1.63% calculated on the amortizing $25.0 million notional amount, and provides for us to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $25.0 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $25.0 million portion of our term loan. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the U.S. and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At March 31, 2011, a substantial portion of our cash and cash equivalents were denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $5.9 million impact to our equity through accumulated other comprehensive income.

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At March 31, 2011 there were no material foreign currency hedge instruments outstanding. See Note 8 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors described in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
Date: April 27, 2011

INDEX TO EXHIBITS

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

10.1
Second Amendment to Credit Agreement among the Company and certain of its domestic subsidiaries and Bank of America, N.A. and certain other lenders party thereto dated March 31, 2011 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on April 5, 2011).

.
31.1	Certification of J. Joseph Burgess pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of J. Joseph Burgess pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed”.