Form 10-Q
period 2011-06-30
INSITUFORM TECHNOLOGIES INC
filed 2011-08-01
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________    to   ______________________

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

There were 39,485,029 shares of common stock, $.01 par value per share, outstanding at July 26, 2011.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$224,985	$230,192	$435,572	$429,374
Cost of revenues	179,145	170,993	348,558	321,494
Gross profit	45,840	59,199	87,014	107,880
Operating expenses	37,674	36,452	73,359	72,626
Acquisition-related expenses	326	–	326	–
Operating income	7,840	22,747	13,329	35,254
Other income (expense):
Interest income	51	63	136	166
Interest expense	(1,666)	(1,886)	(3,659)	(4,263)
Other	2,247	131	1,781	(28)
Total other income (expense)	632	(1,692)	(1,742)	(4,125)
Income before taxes on income	8,472	21,055	11,587	31,129
Taxes on income	1,961	6,485	2,802	9,684
Income before equity in earnings of affiliated companies	6,511	14,570	8,785	21,445
Equity in earnings of affiliated companies, net of tax	762	1,526	1,615	2,677
Income before discontinued operations	7,273	16,096	10,400	24,122
Loss from discontinued operations, net of tax	–	(28)	–	(76)
Net income	7,273	16,068	10,400	24,046
Less: net (income) loss attributable to noncontrolling interests	356	(291)	235	192
Net income attributable to common stockholders	$7,629	$15,777	$10,635	$24,238

Earnings per share attributable to common stockholders:
Basic:
Income from continuing operations	$0.19	$0.40	$0.27	$0.62
Loss from discontinued operations	–	(0.00)	–	(0.00)
Net income	$0.19	$0.40	$0.27	$0.62
Diluted:
Income from continuing operations	$0.19	$0.40	$0.27	$0.62
Loss from discontinued operations	–	(0.00)	–	(0.00)
Net income	$0.19	$0.40	$0.27	$0.62

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	June 30, 2011	December 31, 2010

Assets
Current assets
Cash and cash equivalents	$108,004	$114,829
Restricted cash	145	745
Receivables, net	183,354	178,994
Retainage	29,973	28,726
Costs and estimated earnings in excess of billings	74,645	69,544
Inventories	44,376	42,524
Prepaid expenses and other assets	32,378	30,031
Current assets of discontinued operations	–	1,193
Total current assets	472,875	466,586
Property, plant and equipment, less accumulated depreciation	169,985	164,486
Other assets
Goodwill	207,808	190,120
Identified intangible assets, less accumulated amortization	100,829	73,147
Investments in affiliated companies	25,757	27,989
Deferred income tax assets	4,394	4,115
Other assets	5,460	4,260
Total other assets	344,248	299,631
Non-current assets of discontinued operations	–	2,607

Total Assets	$987,108	$933,310

Liabilities and Equity
Current liabilities
Accounts payable	$69,570	$74,820
Other accrued expenses	69,795	73,035
Billings in excess of costs and estimated earnings	11,426	12,612
Current maturities of long-term debt, line of credit and notes payable	11,487	13,028
Total current liabilities	162,278	173,495
Long-term debt, less current maturities	111,865	91,715
Deferred income tax liabilities	40,793	32,330
Other non-current liabilities	22,875	9,063
Total liabilities	337,811	306,603

Stockholders’ equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	–	–
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 39,470,070 and 39,246,015	395	392
Additional paid-in capital	258,888	251,578
Retained earnings	357,884	347,249
Accumulated other comprehensive income	23,523	18,113
Total stockholders’ equity before noncontrolling interests	640,690	617,332
Noncontrolling interests	8,607	9,375
Total equity	649,297	626,707

Total Liabilities and Equity	$987,108	$933,310

The accompanying notes are an integral part of the consolidated financial statements.

 INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except number of shares)

	Common Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity	Comprehensive Income
BALANCE, December 31, 2009	38,933,944	$389	$242,563	$286,787	$8,313	$5,470	$543,522
Foreign currency translation revision (See Note 2)					10,289		10,289
BALANCE (Revised), December 31, 2009	38,933,944	$389	$242,563	$286,787	$18,602	$5,470	$553,811
Net income (loss)	–	–	–	24,238	–	(192)	24,046	$24,046
Issuance of common stock including tax benefit of stock option exercises	104,649	1	1,993	–	–	–	1,994	–
Restricted shares issued	183,900	2	–	–	–	–	2	–
Issuance of shares pursuant to restricted stock unit awards	24,269	–	–	–	–	–	–	–
Issuance of shares pursuant to deferred stock unit awards	3,600	–	–	–	–	–	–	–
Forfeitures of restricted shares	(16,012)	–	–	–	–	–	–	–
Equity based compensation expense	–	–	3,720	–	–	–	3,720	–
Investment by non-controlling interests	–	–	–	–	–	1,681	1,681	–
Currency translation adjustment and derivative transactions	–	–	9	–	(15,638)	(10)	(15,639)	(15,639)
Total comprehensive income								8,407
Less: total comprehensive income attributable to non-controlling interests								202
Total comprehensive income attributable to common stockholders								$8,205
BALANCE, June 30, 2010	39,234,350	$392	$248,285	$311,025	$2,964	$6,949	$569,615

BALANCE, December 31, 2010	39,246,015	$392	$251,578	$347,249	$6,587	$9,375	$615,181
Foreign currency translation revision (See Note 2)					11,526		11,526
BALANCE (Revised), December 31, 2010	39,246,015	$392	$251,578	$347,249	$18,113	$9,375	$626,707
Net income (loss)	–	–	–	10,635	–	(235)	10,400	$10,400
Issuance of common stock including tax benefit of stock option exercises	119,559	1	3,303	–	–	–	3,304	–
Restricted shares issued	166,276	2	–	–	–	–	2	–
Issuance of shares pursuant to deferred stock unit awards	5,681	–	–	–	–	–	–	–
Forfeitures of restricted shares	(67,461)	–	–	–	–	–	–	–
Equity based compensation expense	–	–	4,007	–	–	–	4,007	–
Investment by non-controlling interests	–	–	–	–	–	141	141	–
Distribution to non-controlling interests	–	–	–	–	–	(1,729)	(1,729)	–
Currency translation adjustment and derivative transactions	–	–	–	–	5,410	1,055	6,465	6,465
Total comprehensive income								16,865
Less: total comprehensive income attributable to non-controlling interests								(820)
Total comprehensive income attributable to common stockholders								$16,045
BALANCE, June 30, 2011	39,470,070	$395	$258,888	$357,884	$23,523	$8,607	$649,297

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$10,400	$24,046
Loss from discontinued operations	–	76
Income from continuing operations	10,400	24,122
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	17,279	15,225
(Gain) loss on sale of fixed assets	(360)	154
Equity-based compensation expense	4,007	3,720
Deferred income taxes	(1,548)	(490)
Equity in earnings of affiliated companies	(1,615)	(2,677)
Gain on foreign currency	(2,010)	–
Changes in operating assets and liabilities (net of CRTS acquisition):
Restricted cash	600	601
Return on equity method investments	4,722	3,046
Receivables net, retainage and costs and estimated earnings in excess of billings	(3,441)	(26,173)
Inventories	(999)	(6,846)
Prepaid expenses and other assets	(1,223)	(1,322)
Accounts payable and accrued expenses	(17,662)	3,574
Other	(2,678)	221
Net cash provided by operating activities of continuing operations	5,472	13,155
Net cash used in operating activities of discontinued operations	–	(699)
Net cash provided by operating activities	5,472	12,456

Cash flows from investing activities:
Capital expenditures	(11,004)	(19,821)
Proceeds from sale of fixed assets	599	301
Patent expenditures	(700)	(1,003)
Purchase of Singapore licensee	–	(1,257)
Purchase of CRTS, net of cash acquired	(23,639)	–
Net cash used in investing activities	(34,744)	(21,780)

Cash flows from financing activities:
Proceeds from issuance of common stock, including tax benefit of stock option exercises	3,303	1,996
Proceeds from notes payable	35	–
Principal payments on notes payable	(1,564)	(1,774)
Investments from noncontrolling interests	141	1,681
Distributions/dividends to noncontrolling interests	(1,729)	–
Proceeds from line of credit	25,000	–
Debt amendment costs	(173)	–
Principal payments on long-term debt	(5,000)	(5,000)
Net cash provided by (used in) financing activities	20,013	(3,097)
Effect of exchange rate changes on cash	2,434	(3,502)
Net decrease in cash and cash equivalents for the period	(6,825)	(15,923)
Cash and cash equivalents, beginning of period	114,829	106,064
Cash and cash equivalents, end of period	$108,004	$90,141

The accompanying notes are an integral part of the consolidated financial statements.

INSITUFORM TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

The accompanying unaudited consolidated financial statements of Insituform Technologies, Inc. and its subsidiaries (collectively, “Insituform” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments, with the exception of the foreign currency translation adjustment as outlined in Note 2) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of June 30, 2011 and the results of operations for the three and six months ended June 30, 2011 and 2010 and the statements of equity and cash flows for the six months ended June 30, 2011 and 2010. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2011. Additionally, certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Acquisitions/Strategic Initiatives

On June 30, 2011, the Company acquired all of the outstanding stock of CRTS, Inc., an Oklahoma company (“CRTS”). CRTS delivers patented and other proprietary internal and external coating services and equipment for new pipeline construction projects from offices in North America, the Middle East and Brazil and will be included as part of the Company’s Energy and Mining reportable segment. The purchase price was $24.0 million at closing with CRTS shareholders able to earn up to an additional $15.0 million upon the achievement of certain performance targets over the three-year period ending December 31, 2013 (the “CRTS earnout”). The Company recorded its estimate of the fair value of the CRTS earnout at $13.9 million as part of the initial acquisition accounting in June 2011. The purchase price paid at closing was funded by borrowings against the Company’s line of credit, as discussed in Note 5.

The Company has completed its initial accounting for this acquisition in accordance with the guidance included in FASB ASC 805, Business Combinations (“FASB ASC 805”). The Company has recorded finite-lived intangible assets at their preliminary determined fair value related to non-compete agreements, customer relationships, backlog, trade names and trademarks and patents and other acquired technologies. The acquisition resulted in goodwill related to, among other things, growth opportunities and unidentified intangible assets. The goodwill is not expected to be deductible for tax purposes. Additionally, the Company expensed costs of $0.3 million related to the acquisition in June 2011.

In accordance with FASB ASC 820, Fair Value Measurements (“FASB ASC 820”), the Company determined that the non-financial liabilities summarized above are derived from significant unobservable inputs (“Level 3 inputs”).

The following table summarizes the consideration recorded to acquire CRTS at June 30, 2011 (in thousands):

Cash	$24,000
Estimated fair value of earnout payments to CRTS shareholders	13,900
Total consideration recorded	$37,900

CRTS did not contribute any revenue or earnings for the three- or six-month periods ended June 30, 2011, as the acquisition occurred on June 30, 2011. The following unaudited pro forma summary presents combined information of the Company as if this acquisition had occurred on January 1, 2010 (in thousands, except share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$226,050	$233,529	$437,702	$436,048
Net income(1)	6,676	16,169	8,728	25,021
Diluted earnings per share	0.16	0.41	0.22	0.64
Diluted shares	39,732,077	39,414,003	39,717,919	39,397,342
_____________________
(1)
  CRTS recorded a slight loss during the three- and six-month periods ended June 30, 2011 due to the seasonality of the business as well as the delay of several large projects that are expected to be performed in the second half of 2011.

The Company has not completed its final purchase price accounting of the acquisition due to the timing of the acquisition. As the Company completes its final accounting for this acquisition, there may be changes, some of which may be material, to this initial accounting. The following table summarizes the preliminary fair value of identified assets and liabilities of CRTS at the acquisition date based on the initial analysis (in thousands):

Cash	$361
Receivables and cost and estimated earnings in excess of billings	2,365
Inventories	21
Prepaid expenses and other current assets	175
Property, plant and equipment	1,317
Identified intangible assets	29,325
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(2,530)
Deferred tax liabilities	(11,151)
Total identifiable net assets	$19,883

Total consideration recorded	$37,900
Less: total identifiable net assets	19,883
Goodwill at acquisition date	$18,017

On June 30, 2011, the Company executed definitive agreements to acquire Hockway Limited and Hockway Middle East FZC, based in the United Kingdom and UAE, respectively (collectively, “Hockway”). Hockway was established in the United Kingdom in 1975 to service the cathodic protection requirements of British engineers working in the Middle East. In 2009, Hockway established operations in Dubai, United Arab Emirates. Hockway provides both onshore and offshore cathodic protection services in addition to manufacturing a wide array of cathodic protection components. The purchase price will be $4.6 million at closing with Hockway shareholders able to earn up to an additional $1.5 million upon the achievement of certain performance targets over the three-year period ending December 31, 2013 (the “Hockway earnout”). The purchase price will be funded out of the Company’s cash balances. The transaction is expected to close on or around July 31, 2011 following approval from the regulatory authorities in the UAE.

On June 27, 2011, the Company created a joint venture in Saudi Arabia between Saudi Trading & Research Co., Ltd. (“STARC”) and Corrpro Companies, Inc. (“Corrpro”), a subsidiary of the Company. Based in Al-Khobar, Saudi Arabia since 1992, STARC delivers a wide range of products and services for its clients in the oil, gas, power and desalination industries. The joint venture, Corrpower International Limited (“Corrpower”), which is 70% owned by Corrpro and 30% by STARC, will provide a fully integrated corrosion protection product and service offering to government and private sector clients throughout the Kingdom of Saudi Arabia, including engineering, product and material sales, construction, installation, inspection, monitoring and maintenance. The joint venture will serve as a platform for the continued expansion of the Company’s Energy and Mining group in the Middle East. Corrpower is expected to commence providing corrosion protections services by early 2012.

In April 2011, the Company organized a joint venture, Bayou Wasco Insulation, LLC (“Bayou Wasco”) to provide insulation services primarily for projects located in the United States, Central America, the Gulf of Mexico and the Caribbean Sea. The Company holds a fifty-one percent (51%) majority interest in Bayou Wasco, while Wasco Energy Ltd., a subsidiary of Wah Seong Corporation Berhad (“Wasco Energy”), owns the remaining interest. Bayou Wasco is expected to commence providing insulation services by early 2012.

In April 2011, the Company also expanded its Corrpro and United Pipeline Systems (“UPS”) operations in Asia and Australia through its joint venture, WCU Corrosion Technologies Pte. Ltd. (“WCU”), located in Singapore. WCU will offer the Company’s Tite Liner® process in the oil and gas sector and onshore corrosion services, each in Asia and Australia. The Company holds a forty-nine percent (49%) ownership interest in WCU, while Wasco Energy owns the remaining interest. WCU immediately began marketing its products and services (see “Investments in Affiliated Companies” for additional detail).

In February 2010, the Company expanded its pipe coating services through the formation of Delta Double Jointing LLC (“Bayou Delta”) through which the Company offers pipe jointing and other services for the steel-coated pipe industry. The Company, through its Bayou subsidiary, owns a fifty-nine percent (59%) ownership interest in Bayou Delta with the remaining forty-one percent (41%) ownership belonging to Bayou Coating, L.L.C. (“Bayou Coating”), which the Company, through its Bayou subsidiary, holds a forty-nine percent (49%) equity interest.

On January 29, 2010, the Company acquired its Singapore licensee, Insitu Envirotech (S.E. Asia) Pte. Ltd. (“Insituform-Singapore”), in order to expand its Singapore operations. The purchase price was $1.3 million. This entity is now a wholly-owned subsidiary.

2.      ACCOUNTING POLICIES

Foreign Currency Translation Adjustment

During the second quarter of 2011, the Company identified immaterial errors related to certain long term assets, primarily goodwill, that were being translated at historical foreign currency exchange rates instead of current exchange rates. The Company evaluated these errors and determined that the impact to previously issued financial statements was not material. To correct the identified foreign currency translation errors, the Company has revised prior period financial statements. As a result of this revision, total assets and stockholders’ equity as of December 31, 2010 on the consolidated balance sheet were revised from the previously reported amounts of $921.8 million and $605.8 million to $933.3 million and $617.3 million, respectively. Additionally, stockholders’ equity as of December 31, 2009 on the consolidated statement of equity was revised from the previously reported amount of $543.5 million to $553.8 million. For the six months ended June 30, 2010, total comprehensive income as presented on the consolidated statement of equity was revised from the previously reported $14.4 million to $8.4 million.

These translation errors also resulted in an immaterial misstatement of reported depreciation expense in prior periods. In addition, the Company was incorrectly eliminating foreign currency gains or losses upon remeasurement of certain intercompany transactions rather than recording these gains or losses in earnings. To correct these errors, a cumulative after-tax adjustment of $0.2 million (pre-tax increase to depreciation expense of $2.2 million and a pre-tax increase to foreign currency gain of $2.0 million), or $0.00 per share, was recorded in the quarter ended June 30, 2011.

For the Company’s international subsidiaries, the local currency is generally the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated in U.S. dollars using average exchange rates. The cumulative translation adjustment resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in total stockholders’ equity. Net foreign exchange transaction gains (losses) are included in other income (expense) in the consolidated statements of operations.

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

As of June 30, 2011, the Company had no material interests in VIEs

Investments in Affiliated Companies

At June 30, 2011, the Company holds one-half of the equity interests in Insituform Rohrsanierungstechniken GmbH (“Insituform-Germany”), through its indirect subsidiary, Insituform Technologies Limited (UK). Through its Bayou subsidiary, the Company holds a forty-nine percent (49%) equity interest in Bayou Coating, LLC (“Bayou Coating”). The Company holds a forty-nine percent (49%) ownership interest in WCU.

Net income presented below includes Bayou Coating’s forty-one percent (41%) interest in Bayou Delta, which is eliminated for purposes of determining the Company’s equity in earnings of affiliated companies because Bayou Delta is consolidated in the Company’s financial statements as a result of its additional ownership through another subsidiary. The Company’s equity in earnings of affiliated companies for all periods presented below include acquisition related depreciation and amortization expenses and are net of income taxes.

Financial data for these investments in affiliated companies for the six-month periods ended June 30, 2011 and 2010 are summarized in the following table below (in thousands):

Income statement data	2011	2010

Revenue	$61,402	$52,656
Gross profit	14,219	13,988
Net income	6,261	6,018
Equity in earnings of affiliated companies	1,615	2,677

   Newly Adopted Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements. ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities and provides amendments to the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. These principles became effective for the Company for periods beginning on or after January 1, 2011, on a prospective basis. The change in principle outlined above did not have a material impact to the Company.

ASU No 2010-29 amends existing guidance for disclosure of supplementary Pro Forma Information for Business Combinations. This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only and expanded the required disclosures. ASU 2010-29 is effective for business combinations with acquisition dates on or after January 1, 2011. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. The Company believes the adoption of this update will not have a material impact on the Company.

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement (statement of comprehensive income), or (2) in two separate but consecutive financial statements (consisting of an income statement followed by a separate statement of other comprehensive income). Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company believes the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have an impact on our results of operations.

3.     SHARE INFORMATION

  Earnings (loss) per share have been calculated using the following share information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average number of common shares used for basic EPS	39,343,690	39,055,841	39,308,049	39,044,436
Effect of dilutive stock options and restricted stock	388,387	358,162	409,870	352,906
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	39,732,077	39,414,003	39,717,919	39,397,342

The Company excluded 41,488 and 279,446 stock options for the three months ended June 30, 2011 and 2010, respectively, and 37,488 and 279,446 stock options for the six months ended June 30, 2011 and 2010, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

4.      GOODWILL AND INTANGIBLE ASSETS

   Goodwill

   Our recorded goodwill by reporting segment was as follows at June 30, 2011 and December 31, 2010 (in millions):

	June 30, 2011	December 31, 2010
Energy and Mining	$75.9	$57.5
North American Sewer Rehabilitation	102.0	103.3
European Sewer Rehabilitation	24.0	23.6
Asia-Pacific Sewer Rehabilitation	5.9	5.7
Total goodwill	$207.8	$190.1
        __________

The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill (in millions):

	June 30, 2011	December 31, 2010
Beginning balance (January 1, 2011 and 2010, respectively)(1)	$190.1	$188.6
Additions to goodwill through acquisitions(2)(3)	18.0	1.6
Foreign currency translation	(0.3)	(0.1)
Goodwill at end of period(4)	$207.8	$190.1
_____________________
(1)
During 2011, the Company revised previously reported goodwill balances related to foreign currency translation. As a result of this revision, goodwill as of January 1, 2010 was revised from the previously reported amount of $182.1 million to $188.6 million. See Note 2 for additional information.

(2)	During 2010, the Company recorded goodwill of $1.6 million related to the acquisition of its licensee in Singapore.
(3)	During 2011, the Company recorded goodwill of $18.0 million related to the acquisition of CRTS as discussed in Note 1.
(4)	The Company does not have any accumulated impairment charges.

   Intangible Assets

   Intangible assets at June 30, 2011 and December 31, 2010 were as follows (in thousands):

		As of June 30, 2011			As of December 31, 2010
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

License agreements	9	$3,928	$(2,579)	$1,349	$3,895	$(2,465)	$1,430
Contract backlog	1	5,560	(3,010)	2,550	3,010	(2,999)	11
Leases	19	1,237	(120)	1,117	1,237	(95)	1,142
Trademarks and trade names	18	15,790	(1,650)	14,140	14,400	(1,290)	13,110
Non-compete agreements	5	2,015	(691)	1,324	740	(589)	151
Customer relationships	14	72,131	(8,181)	63,950	53,307	(6,530)	46,777
Patents and acquired technology	18	32,892	(16,493)	16,399	25,495	(14,969)	10,526
Total(1)		$133,553	$(32,724)	$100,829	$102,084	$(28,937)	$73,147
_____________________
(1)
During 2011, the Company recorded $2.6 million in backlog to be amortized over the weighted average life of 1 year, $1.4 million in trademarks and trade names to be amortized over a weighted average life of 25 years, $1.3 million in non-compete agreements to be amortized over a weighted average life of 5 years, $18.6 million in customer relationships to be amortized over a weighted average life of 15 years and $5.5 million in patents and acquired technology to be amortized over a weighted average life of 20 years related to the acquisition of CRTS, as discussed in Note 1.

Amortization expense was $1.2 million and $1.6 million for the three months ended June 30, 2011 and 2010, respectively, and $2.4 million and $3.3 million for the six months ended June 30, 2011 and 2010, respectively.

   Estimated amortization expense is as follows (in thousands):

2011	$6,871
2012	7,626
2013	6,347
2014	6,347
2015	6,347

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

At the Company’s election, in accordance with the Second Amendment, borrowings under the facility will bear interest at a reduced rate set at either (i) a fluctuating rate of interest equal on any day to the higher of Bank of America, N.A.’s announced prime rate, the Federal Funds Rate plus 0.50% or one-month LIBOR plus 1.00%, plus in each case a margin ranging from 0.75% to 1.50%, or (ii) rates of interest fixed for one, two, three or six months at the British Bankers’ Association LIBOR Rate for such period plus a margin ranging from 1.75% to 2.50%. The applicable margins are determined quarterly based upon the Company’s consolidated leverage ratio. The current annualized rate on outstanding borrowings under the Credit Facility was 2.2% at June 30, 2011.

At June 30, 2011, the Company borrowed $25.0 million on the line of credit under the Credit Facility in order to fund the purchase of CRTS. See Note 1 for additional detail regarding this acquisition.

The Company’s total indebtedness at June 30, 2011 consisted of the Company’s $65.0 million 6.54% Senior Notes, Series 2003-A, due April 24, 2013 (the “Senior Notes”), $27.5 million of the initial $50.0 million term loan under the Credit Facility, $25.0 million borrowed against the Company’s revolving line of credit under the Credit Facility and $1.5 million of third party notes and bank debt in connection with the working capital requirements of Insituform Pipeline Rehabilitation Private Limited, the Company’s Indian joint venture (“Insituform-India”). In connection with the formation of Bayou Perma-Pipe Canada, Ltd. (“BPPC”), the Company and Perma-Pipe Inc. loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Of such amount, as of June 30, 2011, $4.4 million was designated in the consolidated financial statements as third-party debt. Under the terms of the Senior Notes, prepayment could cause the Company to incur a “make-whole” payment to the holder of the notes. At June 30, 2011, this make-whole payment would have approximated $6.0 million.

The Company’s total indebtedness at December 31, 2010 consisted of the $65.0 million Senior Notes, $32.5 million under the Credit Facility, $3.0 million of third party notes of Insituform-India and $4.2 million associated with BPPC.

As of June 30, 2011, the Company had $19.3 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, (i) $12.5 million was collateral for the benefit of certain of the Company’s insurance carriers, (ii) $1.1 million was collateral for work performance obligations, (iii) $2.4 million was for security in support of working capital needs of Insituform-India and the working capital and performance bonding needs of Insituform Pacific Pty Limited (“Insituform-Australia”) and (iv) $3.3 million was in support of international trade transactions.

At June 30, 2011 and December 31, 2010, the estimated fair value of our long-term debt was approximately $130.2 million and $106.0 million, respectively.

Debt Covenants

The Senior Notes and Credit Facility are subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. The Senior Notes and Credit Facility also provide for events of default, including in the event of non-payment or certain defaults under other outstanding indebtedness of the Company. The Second Amendment also modified certain covenants in the Credit Facility to improve the consolidated financial leverage ratio and consolidated fixed charge coverage ratio and to provide the Company with additional investment flexibility. At June 30, 2011, the Company was in compliance with all of its debt covenants as required under the Senior Notes and the Credit Facility.

6.      EQUITY-BASED COMPENSATION

At June 30, 2011, the Company had two active equity-based compensation plans under which equity-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. At June 30, 2011, there were an aggregate of 2.8 million shares authorized for issuance under these plans. At June 30, 2011, approximately 1.6 million and 0.2 million shares remained available for future issuance under the 2009 Employee Equity Incentive Plan (the “2009 Employee Plan”) and the 2011 Non-Employee Director Equity Plan (the “2011 Director Plan”), respectively.

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

A summary of restricted award activity during the six months ended June 30, 2011 follows:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2011	888,855	$15.25
Restricted shares awarded	166,276	26.54
Restricted stock units awarded	6,768	26.60
Restricted shares distributed	(251,962)	13.38
Restricted stock units distributed	–	–
Restricted shares forfeited	(67,461)	20.53
Restricted stock units forfeited	–	–
Outstanding at June 30, 2011	742,476	$18.04

Expense associated with stock awards was $2.2 million in the six months ended June 30, 2011 and 2010, respectively. Unrecognized pre-tax expense of $6.9 million related to stock awards is expected to be recognized over the weighted average remaining service period of 1.8 years for awards outstanding at June 30, 2011.

Expense associated with stock awards was $1.0 million and $1.1 million for the quarters ended June 30, 2011 and 2010, respectively.

Deferred Stock Unit Awards

Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of the grant. The expense related to the issuance of deferred stock units is recorded according to this vesting schedule.

A summary of deferred stock unit activity during the six months ended June 30, 2011 follows:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2011	163,318	$19.43
Awarded	25,601	25.66
Shares distributed	(5,681)	14.18
Forfeited	–	–
Outstanding at June 30, 2011	183,238	$20.46

Expense associated with awards of deferred stock units in the three and six months ended June 30, 2011 and 2010 was $0.7 million, respectively.

Stock Options

Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven years and an exercise price equal to the market value of the underlying common stock on the date of grant. The intrinsic value calculation is based on the Company’s closing stock price of $20.97 on June 30, 2011.

A summary of stock option activity during the six months ended June 30, 2011 follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2011	1,198,516	$18.42
Granted	225,505	26.92
Exercised	(119,559)	16.66
Canceled/Expired	(145,376)	27.80
Outstanding at June 30, 2011	1,159,086	$19.07	$4.3
Exercisable at June 30, 2011	706,332	$16.86	$3.5

In the quarters ended June 30, 2011 and 2010, the Company recorded expense of $0.5 million related to stock option grants, respectively. In the six months ended June 30, 2011 and 2010, the Company recorded expense of $1.2 million and $0.9 million, respectively, related to stock option grants. Unrecognized pre-tax expense of $3.4 million related to stock option grants is expected to be recognized over the weighted average remaining contractual term of 2.1 years for awards outstanding at June 30, 2011.

In the first six months of 2011, the Company collected $2.0 million from stock option exercises that had a total intrinsic value of $1.0 million. In the first six months of 2010, the Company collected $1.8 million from stock option exercises that had a total intrinsic value of $1.0 million.

The Company uses a binomial option pricing model. The fair value of stock options granted during the six-month periods ended June 30, 2011 and 2010 was estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

	For the Six Months Ended June 30,
	2011		2010
	Range	Weighted Average	Range	Weighted Average
Weighted average grant-date fair value	n/a	$11.61	n/a	$10.56
Volatility	47.0-50.6%	50.4%	50.4%	50.4%
Expected term (years)	7.0	7.0	7.0	7.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free rate	2.3-3.0%	2.8%	3.1%	3.1%

7.      COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such litigation will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Purchase Commitments

The Company had no material purchase commitments at June 30, 2011.

Guarantees

The Company has entered into several contractual joint ventures in order to develop joint bids on contracts for its installation business. In these cases, the Company could be required to complete the joint venture partner’s portion of the contract if the partner were unable to complete its portion. The Company would be liable for any amounts for which the Company itself could not complete the work and for which a third party contractor could not be located to complete the work for the amount awarded in the contract. While the Company would be liable for additional costs, these costs would be (wholly or partially) offset by any related revenues due under that portion of the contract. The Company has not experienced material adverse results from such arrangements. Based on these facts, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

The Company also has many contracts that require the Company to indemnify the other party against loss from claims of patent or trademark infringement. The Company has agreed to indemnify its surety against losses from third party claims of subcontractors. The Company has not experienced material losses under these provisions and currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows. At June 30, 2011, the Company’s maximum exposure to its joint venture partners’ proportionate share of performance guarantees was $0.8 million. Based on these facts, while there can be no assurances, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at June 30, 2011 on its consolidated balance sheet.

8.      DERIVATIVE FINANCIAL INSTRUMENTS

As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations or to hedge foreign currency cash flow transactions. For cash flow hedges, gain or loss is recorded in the consolidated statement of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were effective; therefore, no gain or loss was recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During the three- and six-month periods ended June 30, 2011, the Company recorded less than $0.1 million as a gain on the consolidated statement of operations upon settlement of the cash flow hedges. At June 30, 2011 and December 31, 2010, the Company recorded a net deferred loss of $0.3 million, respectively, related to the cash flow hedges in other current liabilities and other comprehensive income on the consolidated balance sheets and on the foreign currency translation adjustment line of the consolidated statements of equity, respectively.

The Company engages in regular inter-company trade activities with, and receives royalty payments from, its wholly-owned Canadian entities, paid in Canadian Dollars, rather than the Company’s functional currency, U.S. Dollars. In order to reduce the uncertainty of the U.S. Dollar settlement amount of that anticipated future payment from the Canadian entities, the Company uses forward contracts to sell a portion of the anticipated Canadian Dollars to be received at the future date and buys U.S. Dollars.

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

In May 2009, the Company entered into an interest rate swap agreement, for a notional amount of $25.0 million, which expires in March 2012. The swap notional amount mirrors the amortization of $25.0 million of the Company’s original $50.0 million term loan. The swap requires the Company to make a monthly fixed rate payment of 1.63% calculated on the amortizing $25.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $25.0 million notional amount, which was $13.5 million at June 30, 2011. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $25.0 million portion of the Company’s term loan. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge. At June 30, 2011, a net deferred loss of $0.1 million related to this interest rate swap was recorded in other current liabilities and other comprehensive income on the consolidated balance sheet. The Company determines the fair value of the interest rate agreements using Level 2 inputs, discounted to adjust for potential credit risk to other market participants. This hedge was effective, and therefore, no gain or loss was recorded in the consolidated statements of operations.

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

The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Forward Currency Contracts	$53	–	$53	–
Total	$53	–	$53	–

Liabilities
Forward Currency Contracts	$173	–	$173	–
Interest Rate Swap	124	–	124	–
Total	$297	–	$297	–

	Total Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Forward Currency Contracts	$142	–	$142	–
Interest Rate Swap	202	–	202	–
Total	$344	–	$344	–

The following table summarizes the Company’s derivative positions at June 30, 2011:

			Weighted
			Average
			Remaining	Average
		Notional	Maturity	Exchange
	Position	Amount	In Years	Rate
Canadian Dollar/USD	Sell	$2,890,000	0.2	0.97
British Pound/USD	Sell	£150,000	0.8	1.47
British Pound/Euro	Sell	£200,000	0.3	1.13
USD/AUD	Sell	$3,093,627	0.1	1.07
Interest Rate Swap		$13,500,000

The Company had no transfers between Level 1, 2 or 3 inputs during the three- and six-months ended June 30, 2011. Additionally, for purposes of financial reporting, the Company determined that the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximated fair value as of June 30, 2011 due to the short maturities of these instruments.

The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs (in thousands):

Designation of Derivatives	Balance Sheet Location	June 30, 2011	December 31, 2010
Derivatives Designated as Hedging Instruments
Forward Currency Contracts	Other current assets	$–	$–
	Total Assets	$–	$–

Forward Currency Contracts	Other current liabilities	$169	$126
Interest Rate Swaps	Other long-term liabilities	124	202
	Total Liabilities	$293	$328

Derivatives Not Designated as Hedging Instruments
Forward Currency Contracts	Other current assets	$53	$–
	Total Assets	$53	$–

Forward Currency Contracts	Other current liabilities	$4	$16
	Total Liabilities	$4	$16

	Total Derivative Assets	53	–
	Total Derivative Liabilities	297	344
	Total Net Derivative Liability	$244	$344

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

   Financial information by segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Energy and Mining	$100,400	$96,734	$195,857	$174,089
North American Sewer Rehabilitation	87,430	99,590	167,235	188,704
European Sewer Rehabilitation	23,609	18,003	44,306	35,633
Asia-Pacific Sewer Rehabilitation	10,735	13,750	22,946	23,623
Water Rehabilitation	2,811	2,115	5,228	7,325
Total revenues	$224,985	$230,192	$435,572	$429,374

Gross profit (loss):
Energy and Mining	$24,823	$27,752	$47,914	$48,862
North American Sewer Rehabilitation	13,650	23,180	24,948	44,258
European Sewer Rehabilitation	6,107	4,972	10,624	9,250
Asia-Pacific Sewer Rehabilitation	1,536	3,137	3,889	4,692
Water Rehabilitation	(276)	158	(361)	818
Total gross profit	$45,840	$59,199	$87,014	$107,880

Operating income (loss):
Energy and Mining	$6,987	$11,356	$13,377	$17,085
North American Sewer Rehabilitation	627	9,847	(612)	17,354
European Sewer Rehabilitation	1,772	1,268	2,409	1,232
Asia-Pacific Sewer Rehabilitation	(649)	594	(480)	(230)
Water Rehabilitation	(897)	(318)	(1,365)	(187)
Total operating income	$7,840	$22,747	$13,329	$35,254

The following table summarizes revenues, gross profit and operating income by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
United States	$136,819	$157,867	$250,501	$288,154
Canada	35,484	28,982	80,465	60,498
Europe	27,847	20,926	52,195	41,764
Other foreign	24,835	22,417	52,411	38,958
Total revenues	$224,985	$230,192	$435,572	$429,374

Gross profit:
United States	$25,202	$38,260	$44,034	$70,225
Canada	9,396	9,923	21,205	18,697
Europe	7,201	5,794	12,629	11,009
Other foreign	4,041	5,222	9,146	7,949
Total gross profit	$45,840	$59,199	$87,014	$107,880

Operating income (loss):
United States	$(1,521)	$11,666	$(7,689)	$17,020
Canada	4,934	6,251	12,683	11,267
Europe	2,899	2,039	4,202	3,586
Other foreign	1,528	2,791	4,133	3,381
Total operating income	$7,840	$22,747	$13,329	$35,254

10.    SUBSEQUENT EVENTS

On July 26, 2011, the Company entered into a definitive agreement to acquire the North American business of Fyfe Group, LLC for a purchase price of $115.8 million. The Company also was granted a one-year option to acquire Fyfe Group’s Asian, European and Latin American operations at a purchase price to be agreed upon by the parties at the time of exercise of the option. The Company expects to close the North American acquisition by August 31, 2011.

Fyfe Group, based in San Diego, California, is a pioneer and industry leader in the development, manufacture and installation of fiber reinforced polymer (FRP)  systems for the structural repair, strengthening and restoration of pipelines (oil, gas, water and wastewater), buildings (commercial, Federal, municipal, residential and parking garages), bridges and tunnels, and waterfront structures. Led by founder and Chairman, Ed Fyfe, and Chief Executive Officer, Heath Carr, Fyfe Group has a comprehensive portfolio of patented and other proprietary technologies and products, including its Tyfo® Fibrwrap® System, the only carbon fiber solution on the market meeting 2009 International Building Code requirements. Fyfe Group’s product and service offering also includes pipeline rehabilitation, concrete repair, epoxy injection, corrosion mitigation, and specialty coatings services.

The consummation of the Fyfe North American acquisition is subject to customary conditions, including the availability of financing. The Company is working with its lead banks, Bank of America, N.A. and JPMorgan Chase Bank, N.A., to put in place a new $450 million senior credit facility that would provide the required financing. In addition, the Company anticipates that it would redeem its $65.0 million, 6.54% Senior Notes, due April 2013, in connection with the closing of the Fyfe North American transaction. The proceeds for the redemption of the Senior Notes, including any associated make-whole payment (approximately $6.0 million as of June 30, 2011), would be borrowed against the Company’s new senior credit facility.  There can be no assurance that the Company will be successful in arranging such new credit facility.

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

•	expanding all of our businesses in key emerging markets such as Asia and India;

•
expanding our product and service offering with respect to the protection, rehabilitation and restoration of a broader group of infrastructure assets by leveraging our premier brand and experience of successfully innovating and delivering technologies and services and through selective acquisitions of companies and technologies; and

•
streamlining our rehabilitation operations in North America and in Europe by improving project execution, cost management practices, including the reduction of redundant fixed costs, and product mix; and by identifying opportunities to streamline key management functions and processes to improve our profitability.

Recent Acquisitions/Strategic Initiatives

On June 30, 2011, we acquired all of the outstanding stock of CRTS, Inc., an Oklahoma company (“CRTS”). CRTS delivers patented and proprietary internal and external coating services and equipment for new pipeline construction projects from offices in North America, the Middle East and Brazil. The purchase price was $24.0 million at closing with CRTS shareholders able to earn up to an additional $15.0 million upon the achievement of certain performance targets over the three-year period ending December 31, 2013 (the “CRTS earnout”).

On June 30, 2011, we executed definitive agreements to acquire Hockway Limited and Hockway Middle East FZC, based in the United Kingdom and UAE, respectively (collectively, “Hockway”). Hockway was established in the United Kingdom in 1975 to service the cathodic protection requirements of British engineers working in the Middle East. In 2009, Hockway established operations in Dubai, United Arab Emirates. Hockway provides both onshore and offshore cathodic protection services in addition to manufacturing a wide array of cathodic protection components. The purchase price will be $4.6 million at closing with Hockway shareholders able to earn up to an additional $1.5 million upon the achievement of certain performance targets over the three-year period ending December 31, 2013 (the “Hockway earnout”). The purchase price will be funded out of our cash balances. The transaction is expected to close on or around July 31, 2011 following approval from the regulatory authorities in the UAE.

On June 27, 2011, we created a joint venture in Saudi Arabia between Saudi Trading & Research Co., Ltd. (“STARC”) and Corrpro Companies, Inc. (“Corrpro”), a subsidiary of the Company. Based in Al-Khobar, Saudi Arabia since 1992, STARC delivers a wide range of products and services for its clients in the oil, gas, power and desalination industries. The joint venture, Corrpower International Limited (“Corrpower”), which is 70% owned by Corrpro and 30% by STARC, will provide a fully integrated corrosion protection product and service offing to government and private sector clients throughout the Kingdom of Saudi Arabia, including engineering, product and material sales, construction, installation, inspection, monitoring and maintenance. The joint venture will serve as a platform for the continued expansion of our Energy and Mining group in the Middle East. Corrpower is expected to commence providing corrosion protections services by early 2012.

In April 2011, we organized a joint venture, Bayou Wasco Insulation, LLC (“Bayou Wasco”) to provide insulation services primarily for projects located in the United States, Central America, the Gulf of Mexico and the Caribbean Sea. We hold a fifty-one percent (51%) majority interest in Bayou Wasco, while Wasco Energy Ltd., a subsidiary of Wah Seong Corporation Berhad (“Wasco Energy”), owns the remaining interest. Bayou Wasco is expected to commence providing insulation services by early 2012.

In April 2011, we also expanded our Corrpro and United Pipeline Systems (“UPS”) operations in Asia and Australia through our joint venture, WCU Corrosion Technologies Pte. Ltd., located in Singapore (“WCU”). WCU will offer our Tite Liner® process in the oil and gas sector and onshore corrosion services, in each of Asia and Australia. We hold a forty-nine percent (49%) ownership interest in WCU, while Wasco Energy owns the remaining interest. WCU immediately began marketing its products and services.

We believe the CRTS and Hockway transactions and the Bayou Wasco, WCU and Corrpower joint ventures will accelerate our growth throughout the Middle East and/or strengthen the technical resources of our Energy and Mining platform.

On July 26, 2011, we entered into a definitive agreement to acquire the North American business of Fyfe Group, LLC for a purchase price of $115.8 million. We also were granted a one-year option to acquire Fyfe Group’s Asian, European and Latin American operations at a purchase price to be agreed upon by the parties at the time of exercise of the option. We expect to close the North American acquisition by August 31, 2011.  Fyfe Group, based in San Diego, California, is a pioneer and industry leader in the development, manufacture and installation of fiber reinforced polymer (FRP)  systems for the structural repair, strengthening and restoration of pipelines (oil, gas, water and wastewater), buildings (commercial, Federal, municipal, residential and parking garages), bridges and tunnels, and waterfront structures. Fyfe Group’s product and service offering also includes pipeline rehabilitation, concrete repair, epoxy injection, corrosion mitigation, and specialty coatings services.

Results of Operations – Three and Six Months Ended June 30, 2011 and 2010

Overview – Consolidated Results

Key financial data for our consolidated operations was as follows (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Three Months Ended June 30,
Revenues	$224,985	$230,192	$(5,207)	(2.3)%
Gross profit	45,840	59,199	(13,359)	(22.6)
Gross margin	20.4%	25.7%	n/a	(5.3)
Operating expenses	37,674	36,452	1,222	3.4
Acquisition-related expenses	326	–	326	n/m
Operating income	7,840	22,747	(14,907)	(65.5)
Operating margin	3.5%	9.9%	n/a	(6.4)
Net income from continuing operations	7,629	15,805	(8,176)	(51.7)

Six Months Ended June 30,
Revenues	$435,572	$429,374	$6,198	1.4%
Gross profit	87,014	107,880	(20,866)	(19.3)
Gross margin	20.0%	25.1%	n/a	(5.1)
Operating expenses	73,359	72,626	733	1.0
Acquisition-related expenses	326	–	326	n/m
Operating income	13,329	35,254	(21,925)	(62.2)
Operating margin	3.1%	8.2%	n/a	(5.1)
Net income from continuing operations	10,635	24,313	(13,678)	(56.3)

  Consolidated net income from continuing operations was $8.2 million, or 51.7%, lower in the second quarter of 2011 than in the second quarter of 2010. The decline was primarily due to challenging market conditions, which contributed to a variety of performance issues in our North America Sewer Rehabilitation segment, and was partially offset by increases in our Energy and Mining segment. For the first six months, consolidated net income from continuing operations was $13.7 million, or 56.3%, lower than the first six months of 2010. Again, the decrease can be attributed to market conditions and performance issues in our North American Sewer Rehabilitation segment coupled with severe production delays related to extreme weather events experienced during the first three months of 2011. Revenues during the second quarter of 2011 decreased by $5.2 million, or 2.3%, primarily due to bid and project release delays in our North America Sewer Rehabilitation segment, which were partially offset by revenue growth in our Energy and Mining and European Sewer Rehabilitation segments. Gross margins in the second quarter of 2011 were lower than the margins achieved in the second quarter of 2010 primarily due to lower gross margins achieved by our North American Sewer Rehabilitation segment due to delays in project bids and releases causing lower volume, poor crew utilization issues and other performance issues principally in the western and eastern regions of the United States. In addition, there have been a larger percentage of small diameter pipe projects putting pressure on project management and margins. Gross margin rates achieved by our Energy and Mining segment continue to be lower than the prior year quarter due to a change in the geographic mix of our industrial linings operations, which performed more work in South America, where margins are historically lower than other regions, and a change in the product mix in our coating and cathodic protection operations.

Consolidated operating expenses increased $1.2 million, or 3.4%, in the second quarter of 2011 compared to the second quarter of 2010. The increase was primarily related to continued growth in our Energy and Mining segment. Operating expenses declined in both our North American Sewer Rehabilitation and Asia Pacific Sewer Rehabilitation segments due to continued focus on operational efficiencies and resource management. For the first six months of 2011, operating expenses increased by $0.7 million, or 1.0%, compared to the corresponding prior year period. The increased expense in our Energy and Mining segment needed to support the global growth of the segment is partially offset by our continued focus on operational efficiencies and cost containment efforts throughout the organization.

Total contract backlog was $410.1 million at June 30, 2011 compared to $392.9 million at March 31, 2011, a 4.4% increase. The June 30, 2011 level was 13.7% lower than the total contract backlog of $475.2 million at June 30, 2010.

Energy and Mining Segment

Key financial data for our Energy and Mining segment was as follows (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Three Months Ended June 30,
Revenues	$100,400	$96,734	$3,666	3.8%
Gross profit	24,823	27,752	(2,929)	(10.6)
Gross margin	24.7%	28.7%	n/a	(4.0)
Operating expenses	17,510	16,396	1,114	7.0
Acquisition-related expenses	326	–	326	n/m
Operating income	6,987	11,356	(4,369)	(38.5)
Operating margin	7.0%	11.7%	n/a	(4.7)

Six Months Ended June 30,
Revenues	$195,857	$174,089	$21,768	12.5%
Gross profit	47,914	48,862	(948)	(1.9)
Gross margin	24.5%	28.1%	n/a	(3.6)
Operating expenses	34,211	31,777	2,434	7.7
Acquisition-related expenses	326	–	326	n/m
Operating income	13,377	17,085	(3,708)	(21.7)
Operating margin	6.8%	9.8%	n/a	(3.0)

Revenues

  Revenues in our Energy and Mining segment increased by $3.7 million, or 3.8%, in the second quarter of 2011 compared to the second quarter of 2010. This increase was primarily due to growth in our industrial linings and cathodic protection operations. Our Energy and Mining segment operates in six primary geographic regions: the United States, Canada, Mexico, South America, the Middle East and Europe, and includes pipeline rehabilitation, pipe coating, design and installation of cathodic protection systems and welding services. During the quarter, our industrial lining operations experienced growth in South America, the United States and Canada, while our cathodic protection operations grew in all regions. These revenue increases were partially offset by lower revenues in our pipe coating operations, which experienced a lull in availability of large-diameter pipe coating projects in the first half of the year compared to the prior year.

  Revenues increased by $21.8 million, or 12.5%, in the first half of 2011 compared to the first half of 2010 primarily due to increases in our cathodic protection and industrial lining operations, partially offset by decreases in our pipe-coating operation. We expect improving global markets will lead to expansion within existing geographies as well as new geographies, specifically Asia and the Middle East, as evidenced by our recently announced acquisitions and joint ventures within our corrosion engineering and pipe coating services, which will expand our presence in the Middle East.

  Contract backlog in our Energy and Mining segment at June 30, 2011 was $168.1 million, an increase of $20.5 million, or 14.0%, compared to March 31, 2011 and an increase of $7.0 million, or 4.4%, compared to June 30, 2010. The increase over the prior year quarter was primarily driven by our industrial linings operations, which has experienced strong growth in our South American and Canadian markets and the inclusion of CRTS, which added $6.8 million in backlog at June 30 2011. Additionally, subsequent to June 30, 2011, CRTS acquired a $48.4 million contract for work to be performed in Saudi Arabia over the next three years. Since December 31, 2010, all of our Energy and Mining operations increased backlog levels. We expect lower than historical backlog levels for our pipe coating operations due to the delay of large-diameter pipe projects for the balance of 2011. However, we continue to believe that high commodity prices as a result of healthy global energy demand will result in significant continued opportunities for our Energy and Mining segment for future periods, particularly as it relates to new spending in the sector. We expect backlog for this segment to grow through the second half of 2011 and into 2012.

Gross Profit and Gross Margin

   Gross profit in our Energy and Mining segment decreased from the prior year quarter by $2.9 million, or 10.6%, and overall gross margin percentage decreased to 24.7% compared to 28.7% in the second quarter of 2010. For the six months ended June 30, 2011 compared to the prior year period, gross profit decreased by $0.9 million while the overall gross margin percentage decreased to 24.5% compared to 28.1%. These decreases were due to a change in the geographic mix of our industrial linings operations, which performed more work in South America where margins are historically lower than other regions due to a larger percentage of non-lining work on projects and a change in the product mix in our coating operations, with less large diameter pipe coating projects being performed than the prior year.

Operating Expenses

   Operating expenses in our Energy and Mining segment increased by $1.1 million, or 7.0%, in the second quarter of 2011 compared to the second quarter of 2010 and increased $2.4 million in the first half of 2011 compared to the comparable period in 2010. These increases in operating expenses were attributable to higher corporate allocations due to the increased size of this segment and increased resources to support the growth of the segment. As a percentage of revenues, our Energy and Mining operating expenses were 17.5% for the six months ended June 30, 2011 compared to 18.3% in the comparable period in 2010.

Operating Income and Operating Margin

Lower gross margins and higher operating expenses, partially offset by higher revenue, led to a $4.4 million, or 38.5%, decrease in operating income in the second quarter of 2011 compared to the second quarter of 2010. During the six months ended June 30, 2011, operating income decreased $3.7 million, or 21.7%, compared to the prior year period while operating margin decreased to 6.8% in the first half of 2011 compared to 9.8% in the first half of 2010.

North American Sewer Rehabilitation Segment

Key financial data for our North American Sewer Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Three Months Ended June 30,
Revenues	$87,430	$99,590	$(12,160)	(12.2)%
Gross profit	13,650	23,180	(9,530)	(41.1)
Gross margin	15.6%	23.3%	n/a	(7.7)
Operating expenses	13,023	13,333	(310)	(2.3)
Operating income	627	9,847	(9,220)	(93.6)
Operating margin	0.7%	9.9%	n/a	(9.1)

Six Months Ended June 30,
Revenues	$167,235	$188,704	$(21,469)	(11.4)%
Gross profit	24,948	44,258	(19,310)	(43.6)
Gross margin	14.9%	23.5%	n/a	(8.6)
Operating expenses	25,560	26,904	(1,344)	(5.0)
Operating income (loss)	(612)	17,354	(17,966)	(103.5)
Operating margin	(0.4)%	9.2%	n/a	(9.6)

Revenues

   Revenues decreased by $12.2 million, or 12.2%, in our North American Sewer Rehabilitation segment in the second quarter of 2011 compared to the second quarter of 2010, primarily in our western and eastern regions partially offset by increased revenues in our Canadian region. Overall, the decreases were primarily a result of poor project performance partially due to delays in bids and project releases as well as a higher percentage of small diameter pipe projects.

   For the first half of the year, revenues decreased by $21.5 million, or 11.4%, compared to the first six months of 2010. In addition to project execution issues and product mix changes, the first quarter 2011 results were impacted by continuous severe weather throughout the quarter.

   Contract backlog in our North American Sewer Rehabilitation segment at June 30, 2011 was $167.5 million, an increase of $18.0 million, or 12.0%, compared to March 31, 2011 and a decrease of $39.0 million, or 18.9%, compared to June 30, 2010. The increase from March 31, 2011 was due to growth of our domestic operations, specifically within the central region of the United States. The decrease from June 30, 2010 was due to weaker market conditions in the eastern and western regions of the United States. We expect an improving bid table during the remainder of 2011.

Gross Profit and Gross Profit Margin

Gross profit in our North American Sewer Rehabilitation segment decreased $9.5 million, or 41.1%, in the second quarter of 2011 compared to the second quarter of 2010, primarily due to the 12.2% decline in revenues and compressed gross margins resulting from poor project performance, magnified by project release delays impacting crew utilization. In addition, there was a significant shift to small diameter sizes, pressuring project management and crew operations, further impacting performance. For the six months ended June 30, 2011, gross profit decreased $19.3 million, or 43.6%, compared to the prior year period. The same market conditions, coupled with significant first quarter weather-related issues, caused severe margin pressure in our contracting and manufacturing operations. The first quarter of 2010 results also included a $0.9 million favorable adjustment related to the recording of an insurance claim that became realizable during the quarter.

Operating Expenses

Operating expenses in our North American Sewer Rehabilitation segment were $0.3 million less in the second quarter of 2011 compared to the second quarter of 2010, and were $1.3 million lower in the first half of 2011 compared to the same period a year ago. Operating expenses in this segment decreased primarily due to a continued focus on operational efficiencies and resource management as well as lower corporate allocations due to the growth of our Energy and Mining segment. Operating expenses as a percentage of revenues were 15.3% in the first half of 2011 compared to 14.3% in the first half of 2010, due principally to the revenue decline in the first half of 2011.

Operating Income (Loss) and Operating Margin

Lower revenue levels and gross margins partially offset by lower operating expenses led to a $9.2 million, or 93.6%, decrease in operating income in our North American Sewer Rehabilitation segment in the second quarter of 2011 compared to the second quarter of 2010. The North American Sewer Rehabilitation operating margin declined to 0.7% for the quarter compared to 9.9% in the second quarter of 2010.

Our full-year outlook for our North American Sewer Rehabilitation business has been reduced as a result of the first half performance, coupled with continuing market challenges. While our bid table has recently improved, we continue to see a larger percentage of small diameter pipe projects and customers also have continued to delay project releases. With increased backlog at June 30, 2011, and continued stronger bid conditions anticipated in the third quarter, we anticipate significantly improved performance in this business for the second half of the year. We will also focus on further streamlining of our operating and administration support functions at the business at the unit and corporate levels.

European Sewer Rehabilitation Segment

Key financial data for our European Sewer Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Three Months Ended June 30,
Revenues	$23,609	$18,003	$5,606	31.1%
Gross profit	6,107	4,972	1,135	22.8
Gross margin	25.9%	27.6%	n/a	(1.7)
Operating expenses	4,335	3,704	631	17.0
Operating income	1,772	1,268	504	39.7
Operating margin	7.5%	7.0%	n/a	0.5

Six Months Ended June 30,
Revenues	$44,306	$35,633	$8,673	24.3%
Gross profit	10,624	9,250	1,374	14.9
Gross margin	24.0%	26.0%	n/a	(2.0)
Operating expenses	8,215	8,018	197	2.5
Operating income	2,409	1,232	1,177	95.5
Operating margin	5.4%	3.5%	n/a	1.9

Revenues

   Revenues in our European Sewer Rehabilitation segment increased by $5.6 million, or 31.1%, during the quarter ended June 30, 2011 compared to the prior year quarter. The increase in revenues was primarily due to improved results in our Netherlands operation as well as growth in third-party tube sales. For the six-month period ended June 30, 2011, revenues increased by $8.7 million, or 24.3%, compared to the first six months of 2010. Partially offsetting the revenue increase were continued challenges in France and the United Kingdom due to continued weaker, although improving, market conditions and delays in utility spending.

   Contract backlog in our European Sewer Rehabilitation segment at June 30, 2011 decreased $1.8 million, or 7.7%, compared to March 31, 2011 and decreased $0.5 million, or 2.3%, compared to June 30, 2010. Backlog remains strong in the Netherlands and most parts of Europe while the United Kingdom remains weak.

Gross Profit and Gross Margin

Gross profit in our European Sewer Rehabilitation segment increased by $1.1 million, or 22.8%, during the second quarter of 2011 compared to the second quarter of 2010, primarily due to higher revenue levels. Conversely, our European Sewer Rehabilitation segment experienced a 170 basis point decrease in gross profit margin quarter over quarter primarily as a result of lower margin projects in France and the Netherlands. Margin percentage improved 410 basis points from the first quarter of 2011. We anticipate margins to continue to increase in 2011 as we improve operations in France, expand third-party product sales and pursue other initiatives focused on growth areas in Europe.

Gross profit in our European Sewer Rehabilitation segment increased by $1.4 million, or 14.9%, during the first six months of 2011 compared to the first six months of 2010. Gross margin decreased by 200 basis points to 24.0% in the first six months of 2011 over the first six months of 2010 primarily due to lower margin projects in France, the Netherlands and the United Kingdom.

Operating Expenses

Operating expenses in our European Sewer Rehabilitation segment increased by $0.6 million, or 17.0%, during the quarter ended June 30, 2011 compared to the prior year quarter, primarily due to additional resources to support revenue growth. Operating expenses as a percentage of revenues decreased to 18.4% for the second quarter of 2011, a reduction of 220 basis points from 20.6% for the second quarter of 2010, reflecting efficiencies from regional restructuring efforts and continued focus on expense control. Operating expenses in our European Sewer Rehabilitation segments increased by $0.2 million, or 2.5%, during the first six months of 2011 compared to the first six months of 2010. Operating expenses as a percentage of revenues decreased to 18.5% in the first half of 2011 compared to 22.5% in the first half of 2010.

Operating Income and Operating Margin

Higher revenue, partially offset by slightly higher operating expenses, led to a $0.5 million improvement in operating income in the second quarter of 2011 when compared to the second quarter of 2010. European Sewer Rehabilitation operating margin improved to 7.5% in the second quarter of 2011 compared to 7.0% in the second quarter of 2010. During the second quarter of 2011, we experienced increases in operating income in our manufacturing operations and our contracting operations in the Netherlands, which were partially offset by a decline in our French contracting operations. During the six months ended June 30, 2011, operating income increased $1.2 million compared to the prior year period and operating margin improved to 5.4% in the first half of 2011 compared to 3.5% in the first half of 2010.

Asia-Pacific Sewer Rehabilitation Segment

Key financial data for our Asia-Pacific Sewer Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Three Months Ended June 30,
Revenues	$10,735	$13,750	$(3,015)	(21.9)%
Gross profit	1,536	3,137	(1,601)	(51.0)
Gross margin	14.3%	22.8%	n/a	(8.5)
Operating expenses	2,185	2,543	(358)	(14.1)
Operating income (loss)	(649)	594	(1,243)	(209.3)
Operating margin	(6.0)%	4.3%	n/a	(10.3)

Six Months Ended June 30,
Revenues	$22,946	$23,623	$(677)	(2.9)%
Gross profit	3,889	4,692	(803)	(17.1)
Gross margin	16.9%	19.9%	n/a	(3.0)
Operating expenses	4,369	4,922	(553)	(11.2)
Operating loss	(480)	(230)	(250)	(108.7)
Operating margin	(2.1)%	(1.0)%	n/a	(1.1)

Revenues

   Revenues in our Asia-Pacific Sewer Rehabilitation segment decreased by $3.0 million, or 21.9%, in second quarter of 2011 compared to the prior quarter. The decrease was primarily due to lower revenue in India due to continued delays in the completion of older projects and newer projects that have not yet been awarded, partially offset by sustained growth in our Australian operation as we expand our primary market beyond Sydney. For the first six months of 2011, revenues in our Asia-Pacific Sewer Rehabilitation segment decreased by $0.7 million, or 2.9%, compared to the first six months of 2010. A decrease in year-to-date revenues in India was partially offset by increases in Australia.

   Contract backlog in our Asia-Pacific Sewer Rehabilitation segment at June 30, 2011 was $50.3 million, a decrease of $18.4 million, or 26.8%, compared to March 31, 2011 and a decrease of $25.8 million, or 33.9%, compared to June 30, 2010. The decrease was primarily due to a Singapore project that was adjusted downward due to project revisions. Prospects continue to be strong throughout Asia-Pacific for expansion of the business, including third-party tube sales.

Gross Profit and Gross Margin

Gross profit in our Asia-Pacific Sewer Rehabilitation segment decreased by $1.6 million, or 51.0%, in the second quarter of 2011 compared to the second quarter of 2010. Our gross margin decreased to 14.3% in the second quarter of 2011 compared to 22.8% in the prior year quarter. Gross profit during the six months ended June 30, 2011 decreased $0.8 million, or 17.1%, compared to the prior year period while our gross margin decreased during the first six months of 2011 to 16.9% compared to the 19.9% achieved during the first six months of 2010. India continues to negatively impact our overall Asia-Pacific gross margin due to the lack of new, more profitable projects. Additionally, the first six months of 2010 results also included a $1.5 million favorable project adjustment that was recorded during the period.

Operating Expenses

   Operating expenses decreased by $0.4 million, or 14.1%, in our Asia-Pacific Sewer Rehabilitation segment during the second quarter of 2011 compared to the second quarter of 2010, principally due to cost containment efforts throughout the region. Operating expenses in our Asia-Pacific Sewer Rehabilitation segment decreased by $0.6 million, or 11.2%, during the first six months of 2011 compared to the first six months of 2010 for similar reasons.

Operating Income (Loss) and Operating Margin

   Lower revenue and gross profit partially offset by savings in operating expenses led to a $1.2 million decrease in operating income for the second quarter of 2011 compared to the second quarter of 2010, resulting in an operating loss of $0.6 million for the quarter. During the six months ended June 30, 2011, operating income decreased $0.3 million, or 108.7%, compared to the prior year period.

Water Rehabilitation Segment

Key financial data for our Water Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Three Months Ended June 30,
Revenues	$2,811	$2,115	$696	32.9%
Gross profit (loss)	(276)	158	(434)	(274.7)
Gross margin	(9.8)%	7.5%	n/a	(17.3)
Operating expenses	621	476	145	30.5
Operating loss	(897)	(318)	(579)	(182.1)
Operating margin	(32.0)%	(15.0)%	n/a	(17.0)

Six Months Ended June 30,
Revenues	$5,228	$7,325	$(2,097)	(28.6)%
Gross profit (loss)	(361)	818	(1,179)	(144.1)
Gross margin	(6.9)%	11.2%	n/a	(18.1)
Operating expenses	1,004	1,005	1	0.1
Operating loss	(1,365)	(187)	(1,178)	(630.0)
Operating margin	(26.1)%	(2.5)%	n/a	(23.6)

Revenues

  Revenues for our Water Rehabilitation segment increased to $2.8 million in the second quarter of 2011 from $2.1 million in the prior year quarter. For the first six months of 2011, revenues decreased $2.1 million, or 28.6%, compared to the first six months of 2010. Our Water Rehabilitation segment contract backlog decreased $1.1 million, or 35.8%, to $2.0 million at June 30, 2011 compared to $3.1 million at March 31, 2011. We continue to believe that prospects for new orders and growth are strong, and we anticipate heavier project bidding over the next few quarters, particularly in Canada and the Northeastern United States.

  The financial results for our Water Rehabilitation segment continue to be below our expectations. We are conducting a strategic review of this business to determine the sustainability of this business as a standalone service offering and to determine whether it is better positioned as an integrated product offering within our sewer rehabilitation business. We have continued to execute InsituMain® projects across North America and received approval to complete projects in various new regions during the past year. These successful installations grew our execution capabilities, as potential customers evaluate their options to rehabilitate water infrastructure. Our method of lining and rehabilitating water infrastructure is now a viable and economic alternative to other methods available in the market. We will continue to focus on demonstrating the commercial viability of the InsituMain® process through the execution of projects across North America with the goal of gaining further market penetration in select geographies.

Gross Profit (loss) and Gross Margin

  During the second quarter of 2011, gross profit in our Water Rehabilitation segment decreased $0.4 million compared to the second quarter of 2010. In addition, our gross margin percentage decreased to (9.8)% for the second quarter of 2011 compared to 7.5% for the second quarter of 2010. Gross profit during the first six months of 2011 decreased $1.2 million, compared to the first six months of 2010. Our project execution was poor due to challenging project conditions and delays.

Operating Expenses

  Operating expenses in our Water Rehabilitation segment increased by $0.1 million, or 30.5%, in the second quarter of 2011 compared to the second quarter of 2010. For the first six months of 2011, operating expenses were essentially flat compared to the first six months of 2010.

Operating Loss and Operating Margin

  Operating loss in this segment was $0.9 million in the second quarter of 2011 compared to a loss of $0.3 million in the second quarter of 2010. Operating loss for the first six months of 2011 was $1.4 million compared to a loss of $0.2 million during the first six months of 2010.

Other Income (Expense)

Interest Income and Expense

   Interest income was essentially flat in the quarter and six months ended June 30, 2011 compared to the same periods in 2010. Interest expense decreased by $0.2 million and $0.6 million in the quarter and six months ended June 30, 2011, respectively, compared to the same periods in 2010, primarily related to lower principal balances and interest rates on our credit facility.

Other Income (Expense)

   Other expense increased by $2.1 million and $1.8 million in the quarter and six months ended June 30, 2011, respectively, compared to the same periods in 2010 due to a foreign currency translation adjustment as discussed in Note 2 to the financial statements contained in this report.

Taxes on Income

   Taxes on income decreased $4.5 million and $6.9 million in the second quarter and first six months of 2011, respectively, compared to the prior year periods, due to weaker operating results. Our effective tax rate was 23.1% and 24.2% in the second quarter and first six months of 2011, respectively, compared to 30.8% and 31.1% in the corresponding periods in 2011. The decrease in the 2011 effective tax rate was driven by a higher percentage of income in lower tax jurisdictions.

Equity in Earnings of Affiliated Companies, Net of Tax

   Equity in earnings of affiliated companies, net of tax, was $0.8 million and $1.5 million in the second quarter of 2011 and 2010, respectively, and $1.6 million and $2.7 million in the six months ended June 30, 2011 and 2010, respectively. The decrease during 2011 was due to lower results from our joint venture in Germany. Additionally, the six months ended June 30, 2010 included a favorable income tax adjustment for our German joint venture due to a revision of prior period tax rates.

Noncontrolling Interests

   (Income) loss attributable to noncontrolling interests was $0.4 million and $(0.3) million in the quarters ended June 30, 2011 and 2010, respectively, and $0.2 million in the six months ended June 30, 2011 and 2010, respectively. The income was related to the 49.5% interest in the net income (loss) of the contractual joint ventures in India held by our partner, SPML Infra Ltd., and the non-controlling interest in net income of our UPS and Bayou subsidiaries. The decrease during the quarter ended June 30, 2011 was due to continued delays in the completion of older projects and newer projects that have not yet been awarded in Insituform-India.

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

Backlog	June 30, 2011	March 31, 2011	December 31, 2010	June 30, 2010
Energy and Mining	$168.1	$147.6	$146.1	$161.1
North American Sewer Rehabilitation	167.5	149.5	155.7	206.6
European Sewer Rehabilitation	22.2	24.0	23.3	22.7
Asia-Pacific Sewer Rehabilitation	50.3	68.7	79.8	76.0
Water Rehabilitation	2.0	3.1	3.8	8.8
Total	$410.1	$392.9	$408.7	$475.2

   Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Liquidity and Capital Resources

Cash and Equivalents

	June 30, 2011	December 31, 2010
	(in thousands)
Cash and cash equivalents	$108,004	$114,829
Restricted cash	145	745

Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments in Europe.

Sources and Uses of Cash

   We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, potential acquisitions, working capital and debt servicing. During the first six months of 2011, capital expenditures were primarily for equipment for BPPC, our Canadian coating operation, and supporting our growth in the Energy and Mining and Asia-Pacific markets. We expect slightly lower levels of capital expenditures in 2011 compared to 2010.

   At June 30, 2011, our cash balances were located worldwide for working capital and support needs. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.

   Our primary source of cash is operating activities. We occasionally borrow under our line of credit to fund operating activities, including working capital investments. Information regarding our cash flows for the six months ended June 30, 2011 and 2010 is discussed below and is presented in our consolidated statements of cash flows contained in this report. Operating cash flow during the six months ended June 30, 2011 declined over the prior year period primarily as a result of lower earnings and an increase in accounts payable in the fourth quarter of 2010 as a result of our strong performance during the quarter leading to an outflow of cash for accounts payable and accrued expenses.

Cash Flows from Operations

   Cash flows from operating activities of continuing operations provided $5.5 million in the first six months of 2011 compared to $13.2 million provided in the prior year period. The decrease in operating cash flow was primarily related to lower earnings and an increase in accounts payable in the fourth quarter of 2010 as a result of our strong performance during that quarter, which led to an outflow of cash for accounts payable and accrued expenses in the first half of 2011. Partially offsetting the decrease was our receipt of distributions from Bayou Coating, an entity in which we hold a minority position.

   We used $20.7 million in cash in the first six months of 2011 compared to $26.9 million in the prior year period in relation to working capital. The largest component of our working capital during the first six months of 2011 was the use of $17.7 million for accounts payable and accrued expenses due to an increase in accounts payable in the fourth quarter of 2010 as a result of our strong performance during that quarter. Due to a slight increase in our DSOs, our accounts receivable, retainage and cost and estimated earnings in excess of billings used $3.4 million during the first six months of 2011. Due to the global economic downturn, customers, specifically municipalities, have increased their payable cycle, which has contributed to an increase in our DSOs. Additionally, we used $1.0 million for inventories, while prepaid expenses and other assets used $1.2 million. In the first six months of 2011, we received $4.7 million as a distribution from Bayou Coatings.

   Unrestricted cash decreased to $108.0 million at June 30, 2011 from $114.8 million at December 31, 2010.

Cash Flows from Investing Activities

   Investing activities from continuing operations used $34.7 million and $21.8 million in first six months of 2011 and 2010, respectively. In June 2011, we used $24.0 million to acquire the stock of CRTS as described in Note 1 to the financial statements contained in this report. We used $11.0 million in cash for capital expenditures in the first six months of 2011 compared to $19.8 million in the first six months of 2010. Capital expenditures during the first six months of 2011 were primarily to support growth, particularly within our Energy and Mining segment’s Canadian coating operation. Overall, capital expenditures were lower during the first six months of 2011 due to the lower performance of our North American Sewer Rehabilitation segment. Capital expenditures in the first six months of 2011 and 2010 were partially offset by $0.6 million and $0.3 million, respectively, in proceeds received from asset disposals. In the first six months of 2011 and 2010, $0.8 million and $1.2 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenditures. In addition, we used $1.3 million to acquire our licensee in Singapore in the first six months of 2010. In 2011, we anticipate between $20.0-25.0 million to be spent on capital expenditures.

   In addition, during the next twelve months, we currently anticipate that we will spend between $5.0 - $10.0 million to fund the capital equipment and working capital needs of Bayou Wasco, WCU and Corrpower.

Cash Flows from Financing Activities

   Cash flows from financing activities from continuing operations provided $20.0 million in the first half of 2011 compared to $3.1 million used in the first half of 2010. In the first six months of 2011, we received $25.0 million of proceeds from our existing line of credit in order to fund the purchase of CRTS. In the first six months of 2011, we received $1.9 million as proceeds from the issuance of common stock and $1.4 million from a tax benefit from stock option exercises. Additionally, we distributed $1.7 million of income to the holders of the non-controlling interests in Delta Double Jointing LLC, our specialty welding joint venture.

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

At June 30, 2011, we borrowed $25.0 million from our existing line of credit under the Credit Facility in order to fund the purchase of CRTS. See Note 1 to the financial statements contained in this report for additional detail regarding this acquisition.

   We are working with our lead banks, Bank of America, N.A. and JPMorgan Chase Bank, N.A., to put in place a new $450 million senior credit facility. See Note 10 to the consolidated financial statements contained in this report.

   Our total indebtedness at June 30, 2011 consisted of our $65.0 million, 6.54% Senior Notes, Series 2003-A, due April 24, 2013 (“the Senior Notes”), $27.5 million of the original $50.0 million term loan, $25.0 million borrowed against the Company’s revolving line of credit under the Credit Facility and $1.5 million of third party notes and other bank debt. In connection with the formation of BPPC, we and Perma-Pipe Inc., our joint venture partner, loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Of such amount, $4.4 million is included in our consolidated financial statements as third-party debt. Under the terms of the Senior Notes, Series 2003-A, prepayment could cause us to incur a “make-whole” payment to the holder of the notes. At June 30, 2011, this make-whole payment would have approximated $6.0 million.

As of June 30, 2011, we had $19.3 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, (i) $12.5 million was collateral for the benefit of certain of our insurance carriers, (ii) $1.1 million was collateral for work performance obligations, (iii) $2.4 million was for security in support of working capital needs of Insituform-India and the working capital and performance bonding needs of Insituform-Australia and (iv) $3.3 million was in support of international trade transactions.

   Our Senior Notes and Credit Facility are subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. The Senior Notes and Credit Facility also provide for events of default, including, in the event of non-payment or certain defaults under other outstanding indebtedness. The Second Amendment also modified certain covenants in the Credit Facility to improve the consolidated financial leverage ratio and consolidated fixed charge coverage ratio and to provide us with additional investment flexibility. We were in compliance with each of these covenants at June 30, 2011.

   We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances and additional short- and long-term borrowings for the next twelve months. We expect cash generated from operations to continue to improve going forward due to increased profitability, improved working capital management initiatives and additional cash flows generated from businesses acquired in 2010 and 2011.

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

   The following table provides a summary of our contractual obligations and commercial commitments as of June 30, 2011. This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases (in thousands):

Payments Due by Period
Cash Obligations(1)(2)(3)(4)(5)	Total	2011	2012	2013	2014	2015	Thereafter

Long-term debt	$121,865	$5,000	$14,365	$75,000	$27,500	$-	$-
Interest on long-term debt	12,679	3,080	5,942	3,381	276	-	-
Operating leases	37,498	7,555	10,934	7,973	5,063	3,036	2,937
Total contractual cash obligations	$172,042	$15,635	$31,241	$86,354	$32,839	$3,036	$2,937
___________________

(1)
Cash obligations are not discounted. See Notes 5 and 7 to the consolidated financial statements contained in this report regarding our long-term debt and credit facility and commitments and contingencies, respectively.

(2)
Upon inception, we borrowed the entire amount of $50.0 million term loan, of which $27.5 million was outstanding at June 30, 2011. We also had $19.3 million for non-interest bearing letters of credit outstanding as of June 30, 2011, $12.5 million of which was collateral for insurance, $1.1 million of which was collateral for work performance obligations, $2.4 million was for security in support of working capital needs of Insituform-India and the working capital and performance bonding needs of Insituform-Australia and $3.3 million was in support of international trade transactions.

(3)
Liabilities related to Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, have not been included in the table above because we are uncertain as to if or when such amounts may be settled.

(4)	There were no material purchase commitments at June 30, 2011.

(5)	The Corrpro pension funding was excluded from this table as the amounts are immaterial.

Off-Balance Sheet Arrangements

  We use various structures for the financing of operating equipment, including borrowings, operating and capital leases, and sale-leaseback arrangements. All debt is presented in the balance sheet. Our contractual obligations and commercial commitments are disclosed above. We also have exposure under performance guarantees by contractual joint ventures and indemnification of our surety. However, we have never experienced any material adverse effects to our consolidated financial position, results of operations or cash flows relative to these arrangements. At June 30, 2011, our maximum exposure to our joint venture partner’s proportionate share of performance guarantees was $0.8 million. All of our unconsolidated joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 7 to our consolidated financial statements contained in this report regarding commitments and contingencies.

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

Interest Rate Risk

   The fair value of our cash and short-term investment portfolio at June 30, 2011 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

   Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable. At June 30, 2011 and December 31, 2010, the estimated fair value of our long-term debt was approximately $130.2 million and $106.0 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at June 30, 2011 would result in a $0.5 million increase in interest expense. The increase in interest expense would be partially offset by the interest rate swap agreement discussed below.

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

Foreign Exchange Risk

   We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the U.S. and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At June 30, 2011, a substantial portion of our cash and cash equivalents were denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $6.7 million impact to our equity through accumulated other comprehensive income.

   In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At June 30, 2011, there were no material foreign currency hedge instruments outstanding. See Note 8 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

Item 4. Controls and Procedures

   Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2011. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

   The scope of management’s evaluation did not include our recent acquisition of CRTS.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 1, 2011

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

101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB    XBRL Taxonomy Extension Label Linkbase Document*

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document*

*In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed "furnished" and not "filed".