Form 10-Q
period 2011-09-30
Aegion Corp
filed 2011-10-28
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

Commission File Number: 0-10786

Aegion Corporation
(Exact name of registrant as specified in its charter)

Delaware	45-3117900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17988 Edison Avenue, Chesterfield, Missouri	63005-1195
(Address of principal executive offices)	(Zip Code)

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

There were 39,738,478 shares of common stock, $.01 par value per share, outstanding at October 26, 2011.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$246,218	$239,585	$681,790	$668,959
Cost of revenues	193,589	178,166	542,147	499,661
Gross profit	52,629	61,419	139,643	169,298
Operating expenses	37,242	36,164	110,601	108,790
Earnout reversal	(1,700)	(1,700)	(1,700)	(1,700)
Acquisition-related expenses	5,438	–	5,764	–
Restructuring charges	2,151	–	2,151	–
Operating income	9,498	26,955	22,827	62,208
Other income (expense):
Interest income	63	73	199	240
Interest expense	(9,168)	(1,940)	(12,827)	(6,204)
Other	(768)	71	1,013	44
Total other income (expense)	(9,873)	(1,796)	(11,615)	(5,920)
Income (loss) before taxes on income	(375)	25,159	11,212	56,288
Taxes on income (tax benefit)	(775)	7,934	2,027	17,618
Income before equity in earnings of affiliated companies	400	17,225	9,185	38,670
Equity in earnings of affiliated companies, net of tax	916	2,792	2,531	5,470
Income before discontinued operations	1,316	20,017	11,716	44,140
Loss from discontinued operations, net of tax	–	(16)	–	(93)
Net income	1,316	20,001	11,716	44,047
Less: net (income) loss attributable to noncontrolling interests	(156)	(1,191)	79	(999)
Net income attributable to common stockholders	$1,160	$18,810	$11,795	$43,048

Earnings per share attributable to common stockholders:
Basic:
Income from continuing operations	$0.03	$0.48	$0.30	$1.11
Loss from discontinued operations	–	(0.00)	–	(0.01)
Net income	$0.03	$0.48	$0.30	$1.10
Diluted:
Income from continuing operations	$0.03	$0.48	$0.30	$1.10
Loss from discontinued operations	–	(0.00)	–	(0.01)
Net income	$0.03	$0.48	$0.30	$1.09

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	September 30, 2011	December 31, 2010

Assets
Current assets
Cash and cash equivalents	$96,740	$114,829
Restricted cash	145	745
Receivables, net	213,351	178,994
Retainage	31,742	28,726
Costs and estimated earnings in excess of billings	88,611	69,544
Inventories	53,163	42,524
Prepaid expenses and other assets	28,472	30,031
Current assets of discontinued operations	–	1,193
Total current assets	512,224	466,586
Property, plant and equipment, less accumulated depreciation	169,157	164,486
Other assets
Goodwill	252,629	190,120
Identified intangible assets, less accumulated amortization	146,971	73,147
Investments in affiliated companies	25,441	27,989
Deferred income tax assets	7,098	4,115
Other assets	9,037	4,260
Total other assets	441,176	299,631
Non-current assets of discontinued operations	–	2,607

Total Assets	$1,122,557	$933,310

Liabilities and Equity
Current liabilities
Accounts payable	$77,201	$74,820
Other accrued expenses	73,066	73,035
Billings in excess of costs and estimated earnings	15,795	12,612
Current maturities of long-term debt and notes payable	26,769	13,028
Total current liabilities	192,831	173,495
Long-term debt, less current maturities	229,006	91,715
Deferred income tax liabilities	41,647	32,330
Other non-current liabilities	22,794	9,063
Total liabilities	486,278	306,603

Stockholders’ equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	–	–
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 39,738,478 and 39,246,015	397	392
Additional paid-in capital	264,621	251,578
Retained earnings	359,044	347,249
Accumulated other comprehensive income	4,243	18,113
Total stockholders’ equity before noncontrolling interests	628,305	617,332
Noncontrolling interests	7,974	9,375
Total equity	636,279	626,707

Total Liabilities and Equity	$1,122,557	$933,310

The accompanying notes are an integral part of the consolidated financial statements.

 AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except number of shares)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive Income	Non- controlling	Total	Comprehensive
	Shares	Amount	Capital	Earnings	(Loss)	Interests	Equity	Income
BALANCE, December 31, 2009	38,933,944	$389	$242,563	$286,787	$8,313	$5,470	$543,522
Foreign currency translation revision (See Note 2)					10,289		10,289
BALANCE (Revised), December 31, 2009	38,933,944	$389	$242,563	$286,787	$18,602	$5,470	$553,811
Net income	–	–	–	43,048	–	999	44,047	$44,047
Issuance of common stock upon stock option exercises, including tax benefit	111,402	1	2,162	–	–	–	2,163	–
Restricted shares issued	183,900	2	–	–	–	–	2	–
Issuance of shares pursuant to restricted stock unit awards	25,740	–	–	–	–	–	–	–
Issuance of shares pursuant to deferred stock unit awards	9,231	–	–	–	–	–	–	–
Forfeitures of restricted shares	(40,531)	–	–	–	–	–	–	–
Equity based compensation expense	–	–	5,249	–	–	–	5,249	–
Distribution to non-controlling interests	–	–	–	–	–	(398)	(398)	–
Investment by non-controlling interests	–	–	–	–	–	1,681	1,681	–
Currency translation adjustment and derivative transactions	–	–	–	–	(4,875)	188	(4,687)	(4,687)
Total comprehensive income								39,360
Less: total comprehensive income attributable to non-controlling interests								(1,187)
Total comprehensive income attributable to common stockholders								$38,173
BALANCE, September 30, 2010	39,223,686	$392	$249,974	$329,835	$13,727	$7,940	$601,868

BALANCE, December 31, 2010	39,246,015	$392	$251,578	$347,249	$6,587	$9,375	$615,181
Foreign currency translation revision (See Note 2)					11,526		11,526
BALANCE (Revised), December 31, 2010	39,246,015	$392	$251,578	$347,249	$18,113	$9,375	$626,707
Net income (loss)	–	–	–	11,795	–	(79)	11,716	$11,716
Issuance of common stock upon stock option exercises, including tax benefit	128,052	1	3,551	–	–	–	3,552	–
Restricted shares issued	166,276	2	–	–	–	–	2	–
New shares issued	246,760	2	3,998	–	–	–	4,000	–
Issuance of shares pursuant to deferred stock unit awards	20,640	–	–	–	–	–	–	–
Forfeitures of restricted shares	(69,265)	–	–	–	–	–	–	–
Equity based compensation expense	–	–	5,494	–	–	–	5,494	–
Investment by non-controlling interests	–	–	–	–	–	301	301	–
Distribution to non-controlling interests	–	–	–	–	–	(2,006)	(2,006)	–
Currency translation adjustment and derivative transactions	–	–	–	–	(13,870)	383	(13,487)	(13,487)
Total comprehensive income								(1,771)
Less: total comprehensive income attributable to non-controlling interests								(304)
Total comprehensive income attributable to common stockholders								$(2,075)
BALANCE, September 30, 2011	39,738,478	$397	$264,621	$359,044	$4,243	$7,974	$636,279

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$11,716	$44,047
Loss from discontinued operations	–	93
Income from continuing operations	11,716	44,140
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	26,234	22,971
(Gain) loss on sale of fixed assets	(363)	19
Equity-based compensation expense	5,494	5,227
Deferred income taxes	(3,035)	2,329
Equity in earnings of affiliated companies	(2,531)	(5,470)
Write-off of unamortized debt issuance costs	1,043	–
Reversal of earnout	(1,700)	(1,700)
Gain on foreign currency transactions	(1,426)	–
Other	(1,841)	(863)
Changes in operating assets and liabilities (net of acquisitions – See Note 1):
Restricted cash	600	623
Return on equity method investments	5,415	6,410
Receivables net, retainage and costs and estimated earnings in excess of billings	(42,127)	(41,455)
Inventories	(4,836)	(8,472)
Prepaid expenses and other assets	830	(2,098)
Accounts payable and accrued expenses	1,011	7,017
Other	(3,523)	(26)
Net cash provided by (used in) operating activities of continuing operations	(9,039)	28,652
Net cash used in operating activities of discontinued operations	–	(441)
Net cash provided by (used in) operating activities	(9,039)	28,211

Cash flows from investing activities:
Capital expenditures	(16,075)	(28,630)
Proceeds from sale of fixed assets	653	381
Patent expenditures	(967)	(1,176)
Purchase of Singapore licensee	–	(1,257)
Purchase of CRTS, net of cash acquired	(23,639)	–
Purchase of Hockway, net of cash acquired	(4,004)	–
Purchase of Fyfe NA, net of cash acquired	(114,690)	–
Net cash used in investing activities	(158,722)	(30,682)

Cash flows from financing activities:
Proceeds from issuance of common stock, including tax benefit of stock option exercises	3,551	2,162
Proceeds from issuance of common stock in connection with acquisition of Fyfe NA	4,000	–
Proceeds from notes payable	35	597
Principal payments on notes payable	(1,112)	(1,808)
Investments from noncontrolling interests	301	1,681
Distributions/dividends to noncontrolling interests	(2,006)	(398)
Interest rate swap settlement	(96)	–
Debt issuance costs	(4,046)	–
Proceeds from term loan	250,000	–
Debt amendment costs	(173)	–
Principal payments on long-term debt	(97,500)	(7,500)
Net cash provided by (used in) financing activities	152,954	(5,266)
Effect of exchange rate changes on cash	(3,282)	(97)
Net decrease in cash and cash equivalents for the period	(18,089)	(7,834)
Cash and cash equivalents, beginning of period	114,829	106,064
Cash and cash equivalents, end of period	$96,740	$98,230

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	GENERAL

On October 25, 2011, Insituform Technologies, Inc. (“Insituform”) reorganized by creating a new holding company structure (the “Corporate Reorganization”). The new parent company, Aegion Corporation (“Aegion”), includes Insituform as a wholly owned direct subsidiary. As part of the Corporate Reorganization, Insituform’s outstanding shares of common stock (and associated attached preferred stock right) were automatically converted, on a share for share basis, into identical shares of Aegion common stock (and associated attached preferred stock right).

Upon effectiveness of the Corporate Reorganization, Aegion’s certificate of incorporation, bylaws, executive officers and board of directors were identical to Insituform’s in effect immediately prior to the Corporate Reorganization, and the rights, privileges and interests of Insituform’s former stockholders remain the same with respect to the new holding company. Additionally, as a result of the Corporate Reorganization, Aegion is deemed the successor registrant to Insituform under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shares of Aegion common stock are deemed registered under Section 12(g) of the Exchange Act.

The accompanying unaudited consolidated financial statements of Aegion and its subsidiaries (collectively, the “Company” and, for periods prior to October 25, 2011, the term the “Company” refers to Insituform, the predecessor registrant to Aegion, and its subsidiaries) reflect all adjustments (consisting only of normal recurring adjustments, with the exception of the foreign currency translation adjustment as discussed in Note 2) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of September 30, 2011 and the results of operations for the three and nine months ended September 30, 2011 and 2010 and the statements of equity and cash flows for the nine months ended September 30, 2011 and 2010. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission under the name of Insituform Technologies, Inc. on February 28, 2011. Additionally, certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Acquisitions/Strategic Initiatives

On August 31, 2011, the Company purchased the North American business of Fyfe Group, LLC (“Fyfe NA”) for a purchase price of $115.8 million, which was funded by borrowings from the Company’s new credit facility (as discussed in Note 5). The Company also was granted a one-year exclusive negotiating right to acquire Fyfe Group’s Asian, European and Latin American operations at a purchase price to be agreed upon by the parties at the time of exercise of the right.

Fyfe NA, based in San Diego, California, is a pioneer and industry leader in the development, manufacture and installation of fiber reinforced polymer (FRP) systems for the structural repair, strengthening and restoration of pipelines (water, wastewater, oil and gas), buildings (commercial, federal, municipal, residential and parking structures), bridges and tunnels, and waterfront structures.  Fyfe NA will be included as part of the Company’s Commercial and Structural reportable segment.  Fyfe NA has a comprehensive portfolio of patented and other proprietary technologies and products, including its Tyfo® Fibrwrap® System, the only carbon fiber solution on the market that complies with 2009 International Building Code requirements. Fyfe NA’s product and service offering also includes pipeline rehabilitation, concrete repair, epoxy injection, corrosion mitigation and specialty coatings services.

On August 2, 2011, the Company purchased the assets of Hockway Limited and the capital stock of Hockway Middle East FZC, based in the United Kingdom and United Arab Emirates, respectively (collectively, “Hockway”). Hockway was established in the United Kingdom in 1975 to service the cathodic protection requirements of British engineers working in the Middle East. In 2009, Hockway established operations in Dubai, United Arab Emirates. Hockway provides both onshore and offshore cathodic protection services in addition to manufacturing a wide array of cathodic protection components and will be included as part of the Company’s Energy and Mining reportable segment. The purchase price was $4.6 million in cash at closing with Hockway shareholders able to earn up to an additional $1.5 million upon the achievement of certain performance targets over the three-year period ending December 31, 2013 (the “Hockway earnout”). The purchase price was funded out of the Company’s cash balances.

On June 30, 2011, the Company acquired all of the outstanding stock of CRTS, Inc., an Oklahoma company (“CRTS”). CRTS delivers patented and other proprietary internal and external coating services and equipment for new pipeline construction projects from offices in North America, the Middle East and Brazil. CRTS will be included as part of the Company’s Energy and Mining reportable segment. The purchase price was $24.0 million in cash at closing with CRTS shareholders able to earn up to an additional $15.0 million upon the achievement of certain performance targets over the three-year period ending December 31, 2013 (the “CRTS earnout”). The Company has recorded its estimate of the fair value of the CRTS earnout at $14.7 million as part of the preliminary acquisition accounting. The purchase price paid at closing was funded by borrowings against the Company’s prior line of credit, as discussed in Note 5.

The Company has completed its initial accounting for these acquisitions in accordance with the guidance included in FASB ASC 805, Business Combinations (“FASB ASC 805”). The Company has recorded finite-lived intangible assets at their preliminarily determined fair value related to non-compete agreements, customer relationships, backlog, trade names and trademarks and patents and other acquired technologies. The acquisitions resulted in goodwill related to, among other things, growth opportunities and unidentified intangible assets. The goodwill associated with the CRTS acquisition is not deductible for tax purposes. The $0.4 million of goodwill associated with the purchase of the assets of Hockway Limited is deductible for tax purposes. The goodwill associated with the Fyfe NA acquisition is deductible for tax purposes. Additionally, the Company recorded expenses of $5.4 million and $5.8 million for the three- and nine-month periods ended September 30, 2011, respectively, for the Company’s 2011 acquisitions and for acquisitions targets that are no longer being pursued.

The contingent consideration arrangements discussed above require the Company to pay the former shareholders of CRTS and Hockway, respectively, additional payouts based on the achievement of certain performance targets over a three-year period. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $16.5 million. As of September 30, 2011, the Company calculated the fair value of the contingent consideration arrangement to be $14.7 million for CRTS and $1.5 million for Hockway. In accordance with FASB ASC 820, Fair Value Measurements (“FASB ASC 820”), the Company determined that the CRTS earnout and Hockway earnout are derived from significant unobservable inputs (“Level 3 inputs”). Key assumptions include the use of a discount rate and a probability-adjusted level of profit derived from each entity.

The following table summarizes the consideration recorded to acquire each business at its respective acquisition date (in thousands):

	CRTS	Hockway	Fyfe NA	Total
Cash	$24,000	$4,606	$115,786	$144,392
Estimated fair value of earnout payments to shareholders	14,700	1,469	–	16,169
Total consideration recorded	$38,700	$6,075	$115,786	$160,561

CRTS contributed $2.0 million and $(1.2) million, respectively, of revenue and earnings during the three-month period ended September 30, 2011, as the acquisition occurred on June 30, 2011. Hockway contributed $0.7 million and less than $0.1 million, respectively, of revenue and earnings for the 59-day period ended September 30, 2011, as the acquisition was completed on August 2, 2011. Fyfe NA contributed $3.7 million and $0.1 million, respectively, of revenue and earnings for the 30-day period ended September 30, 2011, as the acquisition was completed on August 31, 2011. The following unaudited pro forma summary presents combined information of the Company as if these acquisitions had occurred on January 1, 2010 (in thousands, except share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$256,000	$262,678	$719,826	$720,605
Net income	3,128	26,656	18,527	57,059
Diluted earnings per share	0.08	0.68	0.47	1.45
Diluted shares	39,711,383	39,419,038	39,706,751	39,387,915

The Company has completed an initial purchase price accounting of the acquisitions due to the timing of the acquisitions. As the Company completes its final accounting for these acquisitions, there may be changes, some of which may be material, to this initial accounting. The following table summarizes the preliminary fair value of identified assets and liabilities of the acquisitions at their respective acquisition dates based on the initial analyses (in thousands):

	CRTS	Hockway	Fyfe NA
Cash	$361	$536	$1,096
Receivables and cost and estimated earnings in excess of billings	2,365	2,402	16,019
Inventories	21	687	5,977
Prepaid expenses and other current assets	175	228	54
Property, plant and equipment	4,361	324	1,149
Identified intangible assets	26,750	2,200	48,135
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(2,830)	(1,737)	(2,726)
Other long-term liabilities	–	(89)	–
Deferred tax liabilities	(11,221)	–	–
Total identifiable net assets	$19,982	$4,551	$69,704

Total consideration recorded	$38,700	$6,075	$115,786
Less: total identifiable net assets	19,982	4,551	69,704
Goodwill at acquisition date	$18,718	$1,524	$46,082

The following adjustments were made during the third quarter of 2011 as the Company continued its purchase price accounting:

CRTS
Total identifiable net assets at June 30, 2011	$19,883
Property, plant and equipment	3,044
Identifiable intangible assets	(2,575)
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(300)
Deferred tax liabilities	(70)
Total identifiable net assets at September 30, 2011	19,982

Goodwill at June 30, 2011	18,017
Increase in goodwill	701
Goodwill at September 30, 2011	$18,718

During the third quarter of 2011, the fair value of the CRTS earnout liability was increased by $0.8 million due to a change in the preliminary valuation. The adjustments to the CRTS purchase price allocated to property, plant and equipment, intangible assets and changes to working capital resulted from a change in the preliminary valuation and purchase price allocation.

In October 2011, the Company organized UPS-Aptec Limited, a joint venture in the United Kingdom between United Pipeline Systems International, Inc., a subsidiary of the Company (“UPS-International”), and Allied Pipeline Technologies, SA (“APTec”).  UPS-International owns 51% of the joint venture and APTec owns the remaining 49%.   On October 21, 2011, the joint venture was awarded a $67.3 million contract for the installation of high-density polyethylene (HDPE) liners in approximately 135 miles of slurry pipelines located in Morocco.  The project is expected to begin in the fourth quarter of 2011 and be completed by year-end 2012.

On June 27, 2011, the Company created a joint venture in Saudi Arabia between Saudi Trading & Research Co., Ltd. (“STARC”) and Corrpro Companies, Inc. (“Corrpro”), a subsidiary of the Company. Based in Al-Khobar, Saudi Arabia since 1992, STARC delivers a wide range of products and services for its clients in the oil, gas, power and desalination industries. The joint venture, Corrpower International Limited (“Corrpower”), which is seventy percent (70%) owned by Corrpro and thirty percent (30%) by STARC, will provide a fully integrated corrosion protection product and service offering to government and private sector clients throughout the Kingdom of Saudi Arabia, including engineering, product and material sales, construction, installation, inspection, monitoring and maintenance. The joint venture will serve as a platform for the continued expansion of the Company’s Energy and Mining group in the Middle East. Corrpower is expected to commence providing corrosion protections services by early 2012.

In April 2011, the Company organized a joint venture, Bayou Wasco Insulation, LLC (“Bayou Wasco”) to provide insulation services primarily for projects located in the United States, Central America, the Gulf of Mexico and the Caribbean Sea. The Company holds a fifty-one percent (51%) majority interest in Bayou Wasco, while Wasco Energy Ltd., a subsidiary of Wah Seong Corporation Berhad (“Wasco Energy”), owns the remaining interest. Bayou Wasco is expected to commence providing insulation services by late 2012.

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

Foreign Currency Translation Adjustment

During the second quarter of 2011, the Company identified immaterial errors related to certain long term assets, primarily goodwill, that were being translated at historical foreign currency exchange rates instead of current exchange rates. The Company evaluated these errors and determined that the impact to previously issued financial statements was not material. To correct the identified foreign currency translation errors, the Company has revised prior period financial statements. As a result of this revision, total assets and stockholders’ equity as of December 31, 2010 on the consolidated balance sheet were revised from the previously reported amounts of $921.8 million and $615.2 million to $933.3 million and $626.7 million, respectively. Additionally, stockholders’ equity as of December 31, 2009 on the consolidated statement of equity was revised from the previously reported amount of $543.5 million to $553.8 million. For the nine months ended September 30, 2010, total comprehensive income as presented on the consolidated statement of equity did not change from the previously reported $39.4 million.

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

As of September 30, 2011, the Company had no material interests in VIEs.

Investments in Affiliated Companies

The Company holds a fifty percent (50%) equity interest in Insituform Rohrsanierungstechniken GmbH (“Insituform-Germany”), through its indirect subsidiary, Insituform Technologies Limited (UK). Through its Bayou subsidiary, the Company holds a forty-nine percent (49%) equity interest in Bayou Coating, LLC (“Bayou Coating”). The Company holds a forty-nine percent (49%) ownership interest in WCU.

Net income presented below includes Bayou Coating’s forty-one percent (41%) interest in Bayou Delta, which is eliminated for purposes of determining the Company’s equity in earnings of affiliated companies because Bayou Delta is consolidated in the Company’s financial statements as a result of its additional ownership through another subsidiary. The Company’s equity in earnings of affiliated companies for all periods presented below includes acquisition related depreciation and amortization expenses and are net of income taxes.

Financial data for these investments in affiliated companies for the nine-month periods ended September 30, 2011 and 2010 are summarized in the following table below (in thousands):

Income statement data	2011	2010

Revenue	$101,387	$94,030
Gross profit	22,098	25,139
Net income	9,627	12,570
Equity in earnings of affiliated companies	2,531	5,470

Newly Adopted Accounting Pronouncements

ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities and provides amendments to the criteria for separating deliverables and measuring and allocating arrangement consideration to one or more units of accounting. The amendments also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. These principles became effective for the Company on January 1, 2011, on a prospective basis. The change in principle outlined above did not have a material impact to the Company.

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

ASU No. 2011-08, which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other, affects all entities that have goodwill reported in their financial statements. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments in this Update, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under ASC Topic 350. This guidance will become effective for interim and annual goodwill impairment tests performed for fiscal year 2012 with early adoption permitted.  The Company is evaluating the impact these updates will have on its fourth quarter impairment testing but does not believe it will have a material impact on its results of operations.

3.	SHARE INFORMATION

Earnings (loss) per share have been calculated using the following share information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average number of common shares used for basic EPS	39,424,336	39,060,076	39,347,237	39,032,698
Effect of dilutive stock options and restricted stock	287,047	358,962	359,514	355,217
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	39,711,383	39,419,038	39,706,751	39,387,915

The Company excluded 220,761 and 275,124 stock options for the three months ended September 30, 2011 and 2010, respectively, and 190,386 and 275,124 stock options for the nine months ended September 30, 2011 and 2010, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Our recorded goodwill by reporting segment was as follows at September 30, 2011 and December 31, 2010 (in millions):

	September 30, 2011	December 31, 2010
Energy and Mining	$77.1	$57.5
North American Sewer and Water Rehabilitation	101.7	103.3
European Sewer and Water Rehabilitation	22.4	23.6
Asia-Pacific Sewer and Water Rehabilitation	5.5	5.7
Commercial and Structural	45.9	–
Total goodwill	$252.6	$190.1

The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill (in millions):

	September 30, 2011	December 31, 2010
Beginning balance (January 1, 2011 and 2010, respectively) (1)	$190.1	$188.6
Additions to goodwill through acquisitions(2)(3)	66.3	1.6
Foreign currency translation	(3.8)	(0.1)
Goodwill at end of period(4)	$252.6	$190.1

(1)
During 2011, the Company revised previously reported goodwill balances related to foreign currency translation. As a result of this revision, goodwill as of January 1, 2010 was revised from the previously reported amount of $182.1 million to $188.6 million. See Note 2 for additional information.

(2)	During 2010, the Company recorded goodwill of $1.6 million related to the acquisition of its licensee in Singapore.
(3)	During 2011, the Company recorded goodwill of $18.7 million related to the acquisition of CRTS, $1.5 million related to the acquisition of Hockway and $46.1 million related to the acquisition of Fyfe NA as discussed in Note 1.
(4)	The Company does not have any accumulated impairment charges

Intangible Assets

Intangible assets at September 30, 2011 and December 31, 2010 were as follows (in thousands):

		As of September 30, 2011(1)			As of December 31, 2010
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

License agreements	9	$3,919	$(2,611)	$1,308	$3,895	$(2,465)	$1,430
Contract backlog	1	5,529	(2,850)	2,679	3,010	(2,999)	11
Leases	14	1,707	(148)	1,559	1,237	(95)	1,142
Trademarks and trade names	13	21,240	(1,872)	19,368	14,400	(1,290)	13,110
Non-compete agreements	3	1,603	(733)	870	740	(589)	151
Customer relationships	14	95,584	(9,454)	86,130	53,307	(6,530)	46,777
Patents and acquired technology	15	54,199	(19,142)	35,057	25,495	(14,969)	10,526
Total		$183,781	$(36,810)	$146,971	$102,084	$(28,937)	$73,147
_____________________
(1)
During 2011, the Company recorded $3.1 million in backlog to be amortized over the weighted average life of one year, $6.8 million in trademarks and trade names to be amortized over a weighted average life of twenty years, $0.5 million in leases to be amortized over a weighted average life of ten years, $0.9 million in non-compete agreements to be amortized over a weighted average life of three years, $42.1 million in customer relationships to be amortized over a weighted average life of fifteen years and $26.5 million in patents and acquired technology to be amortized over a weighted average life of fifteen years related to the acquisitions discussed in Note 1.

Amortization expense was $2.3 million and $1.8 million for the three months ended September 30, 2011 and 2010, respectively, and $4.7 million and $5.1 million for the nine months ended September 30, 2011 and 2010, respectively.

Estimated amortization expense is as follows (in thousands):

2011	$ 7,930
2012	11,627
2013	9,708
2014	9,708
2015	9,708

5.	LONG-TERM DEBT AND CREDIT FACILITY

On August 31, 2011, the Company entered into a new $500.0 million credit facility (the “Credit Facility”) with a syndicate of banks, with Bank of America, N.A. serving as the administrative agent and JPMorgan Chase Bank, N.A. serving as the syndication agent. The credit facility consists of a $250.0 million five-year revolving credit line and a $250.0 million five-year term loan facility. The entire amount of the term loan was drawn by the Company on August 31, 2011 for the following purposes: (1) to pay the $115.8 million cash purchase price of the Company’s acquisition of Fyfe NA, which closed on August 31, 2011 (see Note 1 for additional detail regarding this acquisition); (2) to retire $52.5 million in indebtedness outstanding under the Company’s prior credit facility; (3) to redeem the Company’s $65.0 million, 6.54% Senior Notes, due April 2013, and to pay the associated $5.7 million make-whole payment due in connection with the redemption of the Senior Notes; and (4) to fund expenses associated with the new credit facility and the Fyfe NA transaction. In connection with the Credit Facility, the Company paid $4.0 million in arrangement and up-front commitment fees that will be amortized over the life of the Credit Facility.

Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.50% to 2.50% depending on the Company’s consolidated leverage ratio. The Company also can opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of September 30, 2011 was approximately 2.5%.

As part of the Corporate Reorganization discussed in Note 1, Aegion has assumed and agreed to perform all obligations of Insituform under the Credit Facility and Insituform was released from its obligations thereunder (except as a guarantor).

On September 6, 2011, the Company redeemed its outstanding $65.0 million, 6.54% Senior Notes, due April 2013. In connection with the redemption, the Company paid the holders of the Senior Notes a $5.7 million make-whole payment in addition to the $65.0 million principal payment.

On March 31, 2011, the Company executed a second amendment (the “Second Amendment”) to its prior credit agreement dated March 31, 2009 (the “Old Credit Facility”). The Old Credit Facility was unsecured and initially consisted of a $50.0 million term loan and a $65.0 million revolving line of credit, each with a maturity date of March 31, 2012. With the Second Amendment, the Company sought to amend the Old Credit Facility to take advantage of lower interest rates available in the debt marketplace, to obtain more favorable loan terms generally and to provide the ability to issue letters of credit with terms beyond the expiration of the original facility. A fee of 0.125%, or approximately $0.1 million, was paid to the lenders consenting to the Second Amendment, based on their total commitment. The Second Amendment extended the maturity date of the Old Credit Facility from March 31, 2012 to March 31, 2014 and provided the Company with the ability to increase the amount of the borrowing commitment by up to $40.0 million in the aggregate, compared to $25.0 million in the aggregate allowed under the Old Credit Facility prior to the Second Amendment.

At June 30, 2011, the Company borrowed $25.0 million on the line of credit under the Old Credit Facility in order to fund the purchase of CRTS, which was subsequently repaid. See Note 1 for additional detail regarding this acquisition.

On August 31, 2011, the Company recorded $1.1 million of expense related to the write-off of unamortized arrangement and up-front commitment fees associated with the Old Credit Facility.

The Company’s total indebtedness at September 30, 2011 consisted of the Company’s $250.0 million term loan under the Credit Facility and $1.5 million of third party notes and bank debt in connection with the working capital requirements of Insituform Pipeline Rehabilitation Private Limited, the Company’s Indian joint venture (“Insituform-India”). In connection with the formation of Bayou Perma-Pipe Canada, Ltd. (“BPPC”), the Company and Perma-Pipe Inc. loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. As of September 30, 2011, $4.0 million of such amount was designated in the consolidated financial statements as third-party debt.

The Company’s total indebtedness at December 31, 2010 consisted of the $65.0 million Senior Notes, $32.5 million under the Old Credit Facility, $3.0 million of third party notes of Insituform-India and $4.2 million associated with BPPC.

As of September 30, 2011, the Company had $16.1 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, (i) $12.6 million was collateral for the benefit of certain of the Company’s insurance carriers, (ii) $1.6 million was collateral for work performance obligations and (iii) $1.9 million was in support of international trade transactions.

At September 30, 2011 and December 31, 2010, the estimated fair value of our long-term debt was approximately $253.3 million and $106.0 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity.

Debt Covenants

The Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio, consolidated fixed charge coverage ratio and consolidated net worth threshold.  Subject to the specifically defined terms and methods of calculation as set forth in the credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

Consolidated financial leverage ratio compares consolidated funded indebtedness to Credit Facility defined income. The initial maximum amount was not to exceed 3.00 to 1.00 and will decrease periodically at scheduled reporting periods to not more that 2.25 to 1.00 beginning with the quarter ending period June 30, 2014. At September 30, 2011, the Company’s consolidated financial leverage ratio was 2.41 to 1.00.

Consolidated fixed charge coverage ratio compares consolidated funded indebtedness to Credit Facility defined income with a minimum permitted ratio of not less than 1.25 to 1.00. At September 30, 2011, the Company’s fixed charge coverage ratio was 2.07 to 1.00.

Credit Facility defined consolidated net worth of the Company shall not at any time be less than the sum of 80% of the Credit Facility defined consolidated net worth as of December 31, 2010, increased cumulatively on a quarterly basis by 50% of consolidated net income, plus 100% of any equity issuances. At September 30, 2011, the Company’s consolidated net worth was $628.3 million.

At September 30, 2011, the Company was in compliance with all of its debt and financial covenants as required under the Credit Facility.

6.	STOCKHOLDER’S EQUITY AND EQUITY-BASED COMPENSATION

Stock Issuance

On August 31, 2011, in connection with the Company’s acquisition of Fyfe NA, two members of Fyfe Group purchased $4.0 million of the Company’s common stock from the Company at a price of $16.21 per share. The shares of the Company’s common stock were issued pursuant to an exemption from registration under Regulation D of the Securities Act of 1933, as amended. The shares of common stock are subject to certain transfer restrictions until February 2013.

Equity Compensation Plans

At September 30, 2011, the Company had two active equity-based compensation plans under which equity-based awards may be granted, including restricted shares of common stock, performance awards, stock options and stock units. At September 30, 2011, there were an aggregate of 2.8 million shares authorized for issuance under these plans. At September 30, 2011, approximately 1.6 million and 0.2 million shares remained available for future issuance under the 2009 Employee Equity Incentive Plan (the “2009 Employee Plan”) and the 2011 Non-Employee Director Equity Plan (the “2011 Director Plan”), respectively.

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

A summary of restricted award activity during the nine months ended September 30, 2011 follows:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2011	888,855	$15.25
Restricted shares awarded	166,276	26.54
Restricted stock units awarded	6,768	26.60
Restricted shares distributed	(252,355)	13.40
Restricted stock units distributed	–	–
Restricted shares forfeited	(69,265)	20.67
Restricted stock units forfeited	–	–
Outstanding at September 30, 2011	740,279	$18.02

Expense associated with stock awards was $3.2 million and $3.3 million in the nine months ended September 30, 2011 and 2010, respectively. Unrecognized pre-tax expense of $5.8 million related to stock awards is expected to be recognized over the weighted average remaining service period of 1.6 years for awards outstanding at September 30, 2011.

Expense associated with stock awards was $1.1 million for the quarters ended September 30, 2011 and 2010, respectively.

Deferred Stock Unit Awards

Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of the grant. The expense related to the issuance of deferred stock units is recorded according to this vesting schedule.

A summary of deferred stock unit activity during the nine months ended September 30, 2011 follows:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2011	163,318	$19.43
Awarded	25,601	25.66
Shares distributed	(20,640)	20.13
Forfeited	–	–
Outstanding at September 30, 2011	168,279	$20.29

There was no expense associated with awards of deferred stock units in the third quarter of 2011 and 2010. Expense associated with awards of deferred stock units in the nine months ended September 30, 2011 and 2010 was $0.7 million and $0.7 million, respectively.

Stock Options

Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven years and an exercise price equal to the market value of the underlying common stock on the date of grant. The intrinsic value calculation is based on the Company’s closing stock price of $11.58 on September 30, 2011.

A summary of stock option activity during the nine months ended September 30, 2011 follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2011	1,198,516	$18.42
Granted	225,505	26.92
Exercised	(128,052)	16.48
Canceled/Expired	(177,538)	26.70
Outstanding at September 30, 2011	1,118,431	$19.04	$0.0
Exercisable at September 30, 2011	691,633	$16.83	$0.0

In the quarters ended September 30, 2011 and 2010, the Company recorded expense of $0.4 million and $0.4 million, respectively, related to stock option grants. In the nine months ended September 30, 2011 and 2010, the Company recorded expense of $1.6 million and $1.3 million, respectively, related to stock option grants. Unrecognized pre-tax expense of $2.7 million related to stock option grants is expected to be recognized over the weighted average remaining contractual term of 1.9 years for awards outstanding at September 30, 2011.

In the first nine months of 2011, the Company collected $2.1 million from stock option exercises that had a total intrinsic value of $1.0 million. In the first nine months of 2010, the Company collected $1.9 million from stock option exercises that had a total intrinsic value of $1.1 million.

The Company uses a binomial option pricing model. The fair value of stock options granted during the nine-month periods ended September 30, 2011 and 2010 was estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

	For the Nine Months Ended September 30,
	2011				2010
	Range			Weighted Average	Range	Weighted Average
Weighted average grant-date fair value		n/a		$11.61	n/a	$10.56
Volatility	47.0%	-	50.6%	50.4%	50.4%	50.4%
Expected term (years)		7.0		7.0	7.0	7.0
Dividend yield		0.0%		0.0%	0.0%	0.0%
Risk-free rate	2.3%	-	3.0%	2.8%	3.1%	3.1%

7.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such litigation, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Purchase Commitments

The Company had no material purchase commitments at September 30, 2011.

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

The Company also has many contracts that require the Company to indemnify the other party against loss from claims of patent or trademark infringement. The Company has agreed to indemnify its surety against losses from third party claims of subcontractors. The Company has not experienced material losses under these provisions and currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows. At September 30, 2011, the Company’s maximum exposure to its joint venture partners’ proportionate share of performance guarantees was $0.7 million. Based on these facts, while there can be no assurances, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at September 30, 2011 on its consolidated balance sheet.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations or to hedge foreign currency cash flow transactions. For cash flow hedges, gain or loss is recorded in the consolidated statement of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were effective; therefore, no gain or loss was recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During the three- and nine-month periods ended September 30, 2011, the Company recorded less than $0.1 million as a gain on the consolidated statement of operations upon settlement of the cash flow hedges. At September 30, 2011, the Company recorded a net deferred gain of less than $0.1 million in other current assets and other comprehensive income. At December 31, 2010, the Company recorded a net deferred loss of $0.3 million related to the cash flow hedges in other current liabilities and other comprehensive income.

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

In some instances, certain of the Company’s United Kingdom operations enters into contracts for service activities with third party customers that will pay in a currency other than the entity’s functional currency, British Pound Sterling. In order to reduce the uncertainty of that future conversion of the customer’s foreign currency payment to British Pound Sterling, the Company uses forward contracts to sell, at the time the contract is entered into, a portion of the applicable currency to be received at the future date and buys British Pound Sterling. These contracts are not accounted for using hedge accounting.

In May 2009, the Company entered into an interest rate swap agreement, for a notional amount of $25.0 million, which was set to expire in March 2012. The swap notional amount mirrored the amortization of $25.0 million of the Company’s original $50.0 million term loan from the old credit facility. The swap required the Company to make a monthly fixed rate payment of 1.63% calculated on the amortizing $25.0 million notional amount, and provided for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $25.0 million notional amount. The receipt of the monthly LIBOR-based payment offset a variable monthly LIBOR-based interest cost on a corresponding $25.0 million portion of the Company’s term loan from the old credit facility. This interest rate swap was used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and was accounted for as a cash flow hedge. As part of the retirement of the Old Credit Facility, the Company settled the outstanding balance of the swap agreement. The Company recorded a $0.1 million loss in relation to the settlement of this interest rate swap.

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

The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forward Currency Contracts	$32	–	$32	–
Total	$32	–	$32	–

	Total Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Forward Currency Contracts	$142	–	$142	–
Interest Rate Swap	202	–	202	–
Total	$344	–	$344	–

The following table summarizes the Company’s derivative positions at September 30, 2011:

			Weighted
			Average
			Remaining	Average
		Notional	Maturity	Exchange
	Position	Amount	In Years	Rate
Canadian Dollar/USD	Sell	$1,440,000	0.1	1.02
British Pound/Euro	Sell	£200,000	0.4	1.13

The Company had no transfers between Level 1, 2 or 3 inputs during the three and nine months ended September 30, 2011. Additionally, for purposes of financial reporting, the Company determined that the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximated fair value as of September 30, 2011 due to the short maturities of these instruments.

The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs (in thousands):

Designation of Derivatives	Balance Sheet Location	September 30, 2011	December 31, 2010
Derivatives Designated as Hedging Instruments
Forward Currency Contracts	Other current assets	$28	$–
	Total Assets	$28	$–

Forward Currency Contracts	Other current liabilities	$–	$126
Interest Rate Swaps	Other long-term liabilities	–	202
	Total Liabilities	$–	$328

Derivatives Not Designated as Hedging Instruments
Forward Currency Contracts	Other current assets	$4	$–
	Total Assets	$4	$–

Forward Currency Contracts	Other current liabilities	$–	$16
	Total Liabilities	$–	$16

	Total Derivative Assets	32	–
	Total Derivative Liabilities	–	344
	Total Net Derivative Liability	$32	$344

9.	SEGMENT REPORTING

The Company operates in three distinct markets: energy and mining, sewer and water rehabilitation and commercial and structural services. Management organizes the enterprise around differences in products and services, as well as by geographic areas. Within the sewer and water rehabilitation market, the Company operates in three distinct geographies: North America, Europe and internationally outside of North America and Europe. As such, the Company is organized into five reportable segments: Energy and Mining, North American Sewer and Water Rehabilitation, European Sewer and Water Rehabilitation, Asia-Pacific Sewer and Water Rehabilitation and Commercial and Structural. Each segment is regularly reviewed and evaluated separately.

Prior to the third quarter of 2011, the Company previously considered Water Rehabilitation to be a separate reportable segment.  Based on an internal management reorganization, the Company has combined previously reported water rehabilitation results for all periods presented, which have not been material, with the geographically separated sewer rehabilitation segments.  In connection with the Company’s acquisition of Fyfe NA, the Company has designated the Commercial and Structural reportable segment.  See Note 1 for a description of the acquired business.

The three and nine months ended September 30, 2011 results by segment reflect $5.4 million and $5.8 million, respectively, for costs incurred related to the acquisitions of CRTS, Hockway and Fyfe NA and for previously identified acquisition targets that are no longer being pursued. The Company recorded these costs under “Acquisition-related expenses” on its consolidated statements of operations.  Additionally, the segment results include $2.2 million in each of the three and nine months ended September 30, 2011 for severance related operating expenses associated with a reduction in force across our Company.  The Company recorded these charges under “Restructuring charges” on its consolidated statements of operations. The majority of these costs are expected to be paid in the fourth quarter of 2011. The Company does not expect any additional expense related to this reduction in force program.

The following disaggregated financial results have been prepared using a management approach that is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. The Company evaluates performance based on stand-alone operating income (loss).

Financial information by segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Energy and Mining	$114,014	$102,881	$309,871	$276,970
North American Sewer and Water Rehabilitation	95,200	111,560	266,606	306,856
European Sewer and Water Rehabilitation	22,176	15,929	66,545	51,743
Asia-Pacific Sewer and Water Rehabilitation	11,163	9,215	35,103	33,390
Commercial and Structural	3,665	–	3,665	–
Total revenues	$246,218	$239,585	$681,790	$668,959

Gross profit:
Energy and Mining	$27,392	$29,606	$75,307	$78,467
North American Sewer and Water Rehabilitation	15,882	24,336	40,292	68,957
European Sewer and Water Rehabilitation	5,899	4,831	16,533	14,147
Asia-Pacific Sewer and Water Rehabilitation	1,915	2,646	5,970	7,727
Commercial and Structural	1,541	–	1,541	–
Total gross profit	$52,629	$61,419	$139,643	$169,298

Operating income (loss):
Energy and Mining	$7,118	$13,393	$20,493	$30,477
North American Sewer and Water Rehabilitation	4,413	11,944	2,563	28,864
European Sewer and Water Rehabilitation	1,261	1,323	3,584	2,524
Asia-Pacific Sewer and Water Rehabilitation	(346)	295	(865)	343
Commercial and Structural	(2,948)	–	(2,948)	–
Total operating income	$9,498	$26,955	$22,827	$62,208

The following table summarizes revenues, gross profit and operating income by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues:
United States	$147,974	$162,359	$398,475	$450,514
Canada	46,839	37,932	127,304	98,430
Europe	26,048	20,313	78,242	62,076
Other foreign	25,357	18,981	77,769	57,939
Total revenues	$246,218	$239,585	$681,790	$668,959

Gross profit:
United States	$28,094	$37,734	$72,129	$107,956
Canada	13,225	13,301	34,430	31,998
Europe	6,895	5,839	19,523	16,849
Other foreign	4,415	4,545	13,561	12,495
Total gross profit	$52,629	$61,419	$139,643	$169,298

Operating income (loss):
United States	$(2,933)	$13,172	$(10,621)	$30,191
Canada	8,776	9,527	21,459	20,794
Europe	1,952	2,225	6,154	5,810
Other foreign	1,703	2,031	5,835	5,413
Total operating income	$9,498	$26,955	$22,827	$62,208

10.	SUBSEQUENT EVENTS

On October 10, 2011, the Company’s Board of Directors authorized a $10.0 million stock repurchase program. The authorization allows the Company to purchase up to $5.0 million of the Company’s common stock during the fourth quarter of 2011 and up to $5.0 million of the Company’s common stock during 2012. These amounts constitute the maximum that the Company currently is permitted to repurchase in any calendar year under the terms of the Credit Facility. The Company has engaged Merrill Lynch, Pierce, Fenner & Smith as its exclusive broker to execute its stock purchase program under a trading plan that has been established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  Rule 10b5-1 permits Merrill Lynch to continue to purchase shares on the Company’s behalf even during periods when the Company is in possession of undisclosed earnings or other material, non-public information about the Company pursuant to pre-arranged parameters instituted during an open window period.  Repurchases can be made on the open market or otherwise.  The 10b5-1 plan sets the initiation date of the program at 48 hours after the public release of the Company’s third quarter 2011 earnings.  Any shares of Company common stock purchased pursuant to the program will be immediately retired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (filed under the name Insituform Technologies, Inc. on February 28, 2011).

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

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. We make forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q that represent our beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to us and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 28, 2011 under the name of Insituform Technologies Inc., and in our subsequent Quarterly Reports on Form 10-Q, including this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by us from time to time in its periodic filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by us in this Form 10-Q are qualified by these cautionary statements.

Corporate Reorganization

On October 25, 2011, Insituform Technologies, Inc. (“Insituform”) reorganized by creating a new holding company structure (the “Corporate Reorganization”). We, Aegion Corporation, are the new parent company, and Insituform is now our wholly owned direct subsidiary. As part of the Corporate Reorganization, Insituform’s outstanding shares of common stock (and associated attached preferred stock right) were automatically converted, on a share for share basis, into identical shares of our common stock (and associated attached preferred stock right).

Upon effectiveness of the Corporate Reorganization, our certificate of incorporation, bylaws, executive officers and board of directors were identical to Insituform’s in effect immediately prior to the Corporate Reorganization, and the rights, privileges and interests of Insituform’s former stockholders remain the same with respect to us as the new holding company. Additionally, as a result of the Corporate Reorganization, we are deemed the successor registrant to Insituform under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shares of our common stock are deemed registered under Section 12(g) of the Exchange Act.

As part of the Corporate Reorganization, we have assumed and agreed to perform all obligations of Insituform under its Credit Agreement and Insituform was released from its obligations thereunder (except as a guarantor). In addition, we have assumed all of Insituform’s obligations with respect to the shares previously registered on Forms S-8 for distribution pursuant to Insituform’s various stock incentive plans and any other equity incentive plan providing for rights to acquire Insituform’s common stock, whether or not exercisable.

We also have assumed and agreed to perform Insituform’s obligations under its other compensation plans and agreements pursuant to which Insituform was obligated to its directors, officers or employees. The agreements and plans we assumed were each deemed to be automatically amended as necessary to provide that references therein to Insituform now refer to Aegion Corporation. Consequently, following the Corporate Reorganization, the right to receive Insituform common stock under its various compensation plans and agreements automatically converted into rights for the same number of shares of our common stock, with the same rights and conditions as the corresponding rights prior to the Corporate Reorganization.

We expect that our new holding company structure will allow us to reorganize our various operating subsidiaries in a more tax efficient manner, facilitate a more cost-effective repatriation of cash to the United States and better manage possible legal liabilities.

At the effective time of the Corporate Reorganization, our common stock and associated rights began trading on the Nasdaq Global Select Market under the “AEGN” ticker symbol in lieu of the Insituform Common Stock and associated rights that were traded under the ticker symbol “INSU” prior to the effective time of the Corporate Reorganization.

Executive Summary

We are a global leader in infrastructure protection, providing proprietary technologies and services to protect against the corrosion of industrial pipelines and for the rehabilitation and strengthening of sewer, water, energy and mining piping systems and buildings, bridges, tunnels and waterfront structures.  We offer one of the broadest portfolios of cost-effective solutions for rehabilitating aging or deteriorating infrastructure and protecting new infrastructure from corrosion. Our business activities include research and development, manufacturing, distribution, installation, coating and insulation, cathodic protection and licensing. Our products and services are currently utilized and performed in more than 70 countries across six continents. We believe that the depth and breadth of our products and services platform make us a leading “one-stop” provider for the world’s infrastructure rehabilitation and protection needs.

We are organized into five reportable segments: Energy and Mining, North American Sewer and Water Rehabilitation, European Sewer and Water Rehabilitation, Asia-Pacific Sewer and Water Rehabilitation and Commercial and Structural. We regularly review and evaluate our reportable segments. Market changes between the segments are typically independent of each other, unless a macroeconomic event affects the sewer and water rehabilitation markets, the oil, mining and gas markets and the commercial and structural markets concurrently. These changes exist for a variety of reasons, including, but not limited to, local economic conditions, weather-related issues and levels of government funding.

Prior to the third quarter of 2011, we previously considered Water Rehabilitation to be a separate reportable segment.  Based on an internal management reorganization, we combined previously reported water rehabilitation results, which have not been material, with the geographically separated sewer rehabilitation segments.  In connection with our acquisition of the North American business of Fyfe Group LLC (“Fyfe NA”), we designated the Commercial and Structural reportable segment.  See Note 1 to the consolidated financial statements contained in this report for a description of the acquired business.

Our long-term strategy consists of:

●
expanding our position in the growing and profitable energy and mining sector through organic growth, selective acquisitions of companies and by conducting complimentary product and technology acquisitions;

●	expanding all of our businesses in key emerging markets such as Asia and Middle East;

●
expanding our product and service offering with respect to the protection, rehabilitation and restoration of a broader group of infrastructure assets by leveraging our premier brand and experience of successfully innovating and delivering technologies and services and through selective acquisitions of companies and technologies; and

●
streamlining our rehabilitation operations in North America and in Europe by improving project execution, cost management practices, including the reduction of redundant fixed costs, and product mix; and by identifying opportunities to streamline key management functions and processes to improve our profitability.

Recent Acquisitions/Strategic Initiatives

On August 31, 2011 we purchased the North American business of Fyfe Group, LLC for a purchase price of $115.8 million, which was funded by borrowings from our new credit facility. We were also granted a one-year exclusive negotiating right to acquire Fyfe Group’s Asian, European and Latin American operations at a purchase price to be agreed upon by the parties at the time of exercise of the right. Fyfe NA, based in San Diego, California, is a pioneer and industry leader in the development, manufacture and installation of fiber reinforced polymer (FRP) systems for the structural repair, strengthening and restoration of pipelines (water, wastewater, oil and gas), buildings (commercial, federal, municipal, residential and parking structures), bridges and tunnels, and waterfront structures and will be included in our Commercial and Structural reportable segment.  Fyfe NA has a comprehensive portfolio of patented and other proprietary technologies and products, including its Tyfo® Fibrwrap® System, the only carbon fiber solution on the market that complies with 2009 International Building Code requirements. Fyfe NA’s product and service offering also includes pipeline rehabilitation, concrete repair, epoxy injection, corrosion mitigation and specialty coatings services.

On August 2, 2011, we purchased the assets of Hockway Limited and the capital stock of Hockway Middle East FZC, based in the United Kingdom and United Arab Emirates, respectively (collectively, “Hockway”). Hockway was established in the United Kingdom in 1975 to service the cathodic protection requirements of British engineers working in the Middle East. In 2009, Hockway established operations in Dubai, United Arab Emirates. Hockway provides both onshore and offshore cathodic protection services in addition to manufacturing a wide array of cathodic protection components and will be included in our Energy and Mining reportable segment. The purchase price was $4.6 million in cash at closing with Hockway shareholders able to earn up to an additional $1.5 million upon the achievement of certain performance targets over the three-year period ending December 31, 2013 (the “Hockway earnout”). The purchase price was funded out of the Company’s cash balances.

On June 30, 2011, we acquired all of the outstanding stock of CRTS, Inc., an Oklahoma company (“CRTS”). CRTS delivers patented and proprietary internal and external coating services and equipment for new pipeline construction projects from offices in North America, the Middle East and Brazil. The purchase price was $24.0 million in cash at closing with CRTS shareholders able to earn up to an additional $15.0 million upon the achievement of certain performance targets over the three-year period ending December 31, 2013 (the “CRTS earnout”). The purchase was funded by borrowings against our old line of credit.

In October 2011, we organized UPS-Aptec Limited, a joint venture in the United Kingdom between United Pipeline Systems International, Inc., a subsidiary of our Company (“UPS-International”), and Allied Pipeline Technologies, SA (“APTec”).  UPS-International owns 51% of the joint venture and APTec owns the remaining 49%.   On October 21, 2011, the joint venture was awarded a $67.3 million contract for the installation of high-density polyethylene (HDPE) liners in approximately 135 miles of slurry pipelines located in Morocco.  The project is expected to begin in the fourth quarter of 2011 and be completed by year-end 2012.

On June 27, 2011, we created a joint venture in Saudi Arabia between Saudi Trading & Research Co., Ltd. (“STARC”) and Corrpro Companies, Inc. (“Corrpro”), a subsidiary of our Company. Based in Al-Khobar, Saudi Arabia since 1992, STARC delivers a wide range of products and services for its clients in the oil, gas, power and desalination industries. The joint venture, Corrpower International Limited (“Corrpower”), which is 70% owned by Corrpro and 30% by STARC, will provide a fully integrated corrosion protection product and service offering to government and private sector clients throughout the Kingdom of Saudi Arabia, including engineering, product and material sales, construction, installation, inspection, monitoring and maintenance. The joint venture will serve as a platform for the continued expansion of our Energy and Mining group in the Middle East. Corrpower is expected to commence providing corrosion protections services by early 2012.

In April 2011, we organized a joint venture, Bayou Wasco Insulation, LLC (“Bayou Wasco”) to provide insulation services primarily for projects located in the United States, Central America, the Gulf of Mexico and the Caribbean Sea. We hold a fifty-one percent (51%) majority interest in Bayou Wasco, while Wasco Energy Ltd., a subsidiary of Wah Seong Corporation Berhad (“Wasco Energy”), owns the remaining interest. Bayou Wasco is expected to commence providing insulation services by late 2012.

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

We believe the CRTS and Hockway acquisitions and the Bayou Wasco, WCU, Corrpower and UPS-APTec Limited joint ventures will accelerate our growth throughout the Middle East and/or strengthen the technical resources of our Energy and Mining platform. We believe that the Fyfe NA acquisition is a solid base for the establishment of our new Commercial and Structural reporting segment and expands our overall product and service offering with respect to a broader group of infrastructure assets.

Results of Operations – Three and Nine Months Ended September 30, 2011 and 2010

Overview – Consolidated Results

Key financial data for our consolidated operations was as follows (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Three Months Ended September 30,
Revenues	$246,218	$239,585	$6,633	2.8%
Gross profit	52,629	61,419	(8,790)	(14.3)
Gross margin	21.4%	25.6%	n/a	(4.2)
Operating expenses	37,242	36,164	1,078	3.0
Earnout reversal	(1,700)	(1,700)	–	–
Acquisition-related expenses	5,438	–	5,438	n/m
Restructuring charges	2,151	–	2,151	n/m
Operating income	9,498	26,955	(17,457)	(64.8)
Operating margin	3.9%	11.3%	n/a	(7.4)
Net income from continuing operations	1,160	18,826	(17,666)	(93.8)

Nine Months Ended September 30,
Revenues	$681,790	$668,959	$12,831	1.9%
Gross profit	139,643	169,298	(29,655)	(17.5)
Gross margin	20.5%	25.3%	n/a	(4.8)
Operating expenses	110,601	108,790	1,811	1.7
Earnout reversal	(1,700)	(1,700)	–	–
Acquisition-related expenses	5,764	–	5,764	n/m
Restructuring charges	2,151	–	2,151	n/m
Operating income	22,827	62,208	(39,381)	(63.3)
Operating margin	3.3%	9.3%	n/a	(6.0)
Net income from continuing operations	11,795	43,141	(31,346)	(72.7)

Consolidated net income from continuing operations was $17.7 million, or 93.8%, lower in the third quarter of 2011 than in the third quarter of 2010. The decline was primarily due to acquisition related costs of $5.4 million ($3.8 million, net of tax), restructuring costs associated with a reduction in force of $2.2 million ($1.5 million, net of tax) and expenses associated with an expanded credit facility, which included a $5.7 million ($3.6 million, net of tax) make whole payment for the redemption of our outstanding Senior Notes and $1.1 million ($0.8 million, net of tax) write-off of unamortized debt issuance costs. Additionally, challenging market conditions, including a product mix shift to lower margin small diameter pipes, smaller projects and other market challenges in project bids and releases in our North America Sewer and Water Rehabilitation segment, and a lull in large-diameter pipe coating projects in our Energy and Mining segment contributed to the decline in net income from continuing operations. For the first nine months, consolidated net income from continuing operations was $31.3 million, or 72.7%, lower than the first nine months of 2010. Again, the decrease can be attributed to the acquisition-related expense, reduction in force and debt-related costs incurred in the third quarter of 2011 and market conditions and performance issues in our North American Sewer and Water Rehabilitation segment coupled with severe production delays related to extreme weather events experienced during the first three months of 2011.

 Revenues during the third quarter of 2011 increased by $6.6 million, or 2.8%, primarily due to international revenue growth in our industrial linings Energy and Mining operations and growth in our European Sewer and Water Rehabilitation segments partially offset by a decrease in our pipe coating Energy and Mining operations. Gross margins in the third quarter of 2011 were lower than the margins achieved in the third quarter of 2010 primarily due to lower gross margins achieved by our North American Sewer and Water Rehabilitation segment due to delays in project bids and releases causing lower volume and other performance issues principally in the western and eastern regions of the United States. In addition, there have been a larger percentage of small diameter pipe projects putting pressure on project management and margins. Gross margin rates achieved by our Energy and Mining segment continue to be lower than the prior year quarter due to a change in the geographic mix of our industrial linings operations, which performed more work in South America, where margins are historically lower than other regions due to a higher content of non-lining work and a change in the product mix in our coating operations. We have implemented improvements to our US Sewer and Water Rehabilitation business in recent months, and we are experiencing very robust market conditions throughout our key growth segments of Energy and Mining and Commercial and Structural.

Consolidated operating expenses increased $1.1 million, or 3.0%, in the third quarter of 2011 compared to the third quarter of 2010. The increase was primarily related to the acquisition of Fyfe NA on August 31, 2011 (included in our Commercial and Structural reporting segment), increased costs to support the global growth of our Energy and Mining segment and volume related growth in our European Sewer and Water Rehabilitation segment. For the first nine months of 2011, operating expenses increased by $1.8 million, or 1.7%, compared to the corresponding prior year period. These increases have been partially offset by continued focus on operational efficiencies and cost containment efforts throughout the organization. During the third quarter, we recorded $2.2 million of pre-tax severance related costs for a reduction in force across our segments including our headquarter office. The majority of these costs are expected to be paid in the fourth quarter of 2011. We do not expect any additional expense related to this reduction in force program. We anticipate these restructuring efforts will generate pre-tax savings of $1.8-$2.0 million in the fourth quarter of 2011 and annualized pre-tax savings of $8.0-$9.0 million in 2012.

Total contract backlog was $457.2 million at September 30, 2011 compared to $410.1 million at June 30, 2011, an 11.5% increase. The September 30, 2011 level was 11.9% higher than the total contract backlog of $408.7 million at December 31, 2010. The September 30, 2011 levels include $70.7 million of backlog from our 2011 acquisitions of CRTS, Fyfe NA and Hockway.

Energy and Mining Segment

Key financial data for our Energy and Mining segment was as follows (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Three Months Ended September 30,
Revenues	$114,014	$102,881	$11,133	10.8%
Gross profit	27,392	29,606	(2,214)	(7.5)
Gross margin	24.0%	28.8%	n/a	(4.8)
Operating expenses	18,838	17,913	925	5.2
Reversal of earnout	(1,700)	(1,700)	–	–
Acquisition-related expenses	2,358	–	2,358	n/m
Restructuring charges	778	–	778	n/m
Operating income	7,118	13,393	(6,275)	(46.9)
Operating margin	6.2%	13.0%	n/a	(6.8)

Nine Months Ended September 30,
Revenues	$309,871	$276,970	$32,901	11.9%
Gross profit	75,307	78,467	(3,160)	(4.0)
Gross margin	24.3%	28.3%	n/a	(4.0)
Operating expenses	53,052	49,690	3,362	6.8
Reversal of earnout	(1,700)	(1,700)	–	–
Acquisition-related expenses	2,684	–	2,684	n/m
Restructuring charges	778	–	778	n/m
Operating income	20,493	30,477	(9,984)	(32.8)
Operating margin	6.6%	11.0%	n/a	(4.4)

Revenues

Revenues in our Energy and Mining segment increased by $11.1 million, or 10.8%, in the third quarter of 2011 compared to the third quarter of 2010. This increase was primarily due to growth in our industrial linings operations. During the quarter, our industrial linings operations experienced growth in South America, the United States and Canada. These revenue increases were partially offset by lower revenues in our pipe coating operations, which experienced a lull in availability of large-diameter pipe coating projects in the first nine months of the year compared to the prior year.

Revenues increased by $32.9 million, or 11.9%, in the first nine months of 2011 compared to the first nine months of 2010 primarily due to increases in our cathodic protection and industrial linings operations, partially offset by decreases in our pipe-coating operation. We expect improving global markets will lead to expansion within existing geographies as well as new geographies, specifically Asia and the Middle East, as evidenced by our recent acquisitions and joint ventures within our corrosion engineering, lining and pipe coating services operations, which will expand our presence in the Middle East and North Africa.

Contract backlog in our Energy and Mining segment at September 30, 2011 was $225.6 million, an increase of $57.5 million, or 34.2%, compared to June 30, 2011 and an increase of $69.3 million, or 44.3%, compared to September 30, 2010. The increase over the previous quarter was primarily driven by an increase at CRTS, which added a $48.4 million contract during the quarter for work to be performed in Saudi Arabia over the next three years. Additionally, our pipe coating operations backlog increased due to a return of offshore pipeline development activity. Since December 31, 2010, our pipe coating and cathodic protection operations have increased backlog levels. We continue to believe that high commodity prices as a result of healthy global energy demand will result in significant continued opportunities for our Energy and Mining segment for future periods, particularly as it relates to new spending in the sector. We expect backlog for this segment to grow through the final quarter of 2011 and into 2012, particularly with the addition of the $67.3 million project in Morocco awarded to our United Pipeline System joint venture in October 2011.

Gross Profit and Gross Margin

Gross profit in our Energy and Mining segment decreased from the prior year quarter by $2.2 million, or 7.5%, and overall gross margin percentage decreased to 24.0% compared to 28.8% in the third quarter of 2010. For the nine months ended September 30, 2011 compared to the prior year period, gross profit decreased by $3.2 million while the overall gross margin percentage decreased to 24.3% compared to 28.3%. These decreases were due to a change in the geographic mix of our industrial linings operations, which performed more work in South America where margins are historically lower than other regions due to a larger percentage of non-lining work on projects and a change in the product mix in our coating operations, with less large diameter pipe coating projects being performed than the prior year.

Operating Expenses

Operating expenses in our Energy and Mining segment increased by $0.9 million, or 5.2%, in the third quarter of 2011 compared to the third quarter of 2010 and increased $3.4 million in the first nine months of 2011 compared to the comparable period in 2010. These increases in operating expenses were attributable to higher corporate allocations due to the increased size of this segment, depreciation and amortization related to the acquisitions and increased resources to support the growth of the segment, primarily for increased support of growth in international projects and the addition of recent acquisitions. As a percentage of revenues, our Energy and Mining operating expenses were 17.1% for the nine months ended September 30, 2011 compared to 17.9% in the comparable period in 2010.

During the quarter and  nine-month period ended September 30, 2011, the segment incurred $2.4 million and $2.7 million, respectively, for costs incurred related to the acquisitions of CRTS and Hockway and for previously identified acquisition targets that are no longer being pursued.

Additionally, as part of the overall Company restructuring effort, the Energy and Mining segment incurred $0.8 million in the third quarter 2011 for severance related costs associated with reduction in forces at its pipe coating and cathodic protection operations.

Operating Income and Operating Margin

Lower gross margins and higher operating expenses, including acquisition- related and reduction in force expenditures, partially offset by higher revenue, led to a $6.3 million, or 46.9%, decrease in operating income in the third quarter of 2011 compared to the third quarter of 2010. During the nine months ended September 30, 2011, operating income decreased $10.0 million, or 32.8%, compared to the prior year period while operating margin decreased to 6.6% in the first nine months of 2011 compared to 11.0% in the first nine months of 2010.

North American Sewer and Water Rehabilitation Segment

Key financial data for our North American Sewer and Water Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Three Months Ended September 30,
Revenues	$95,200	$111,560	$(16,360)	(14.7)%
Gross profit	15,882	24,336	(8,454)	(34.7)
Gross margin	16.7%	21.8%	n/a	(5.1)
Operating expenses	10,966	12,392	(1,426)	(11.5)
Restructuring charges	503	–	503	n/m
Operating income	4,413	11,944	(7,531)	(63.1)
Operating margin	4.6%	10.7%	n/a	(6.1)

Nine Months Ended September 30,
Revenues	$266,606	$306,856	$(40,250)	(13.1)%
Gross profit	40,292	68,957	(28,665)	(41.6)
Gross margin	15.1%	22.5%	n/a	(7.4)
Operating expenses	37,226	40,093	(2,867)	(7.2)
Restructuring charges	503	–	503	n/m
Operating income	2,563	28,864	(26,301)	(91.1)
Operating margin	0.1%	9.4%	n/a	(9.3)

Revenues

Revenues decreased by $16.4 million, or 14.7%, in our North American Sewer and Water Rehabilitation segment in the third quarter of 2011 compared to the third quarter of 2010. Overall, the decreases were primarily a result of delays in bids and project releases in the Eastern and Western regions as well as a higher percentage of small diameter pipe projects.

For the first nine months of the year, revenues decreased by $40.3 million, or 13.1%, compared to the first nine months of 2010. In addition to market challenges and product mix changes, the first quarter 2011 results were impacted by continuous severe weather throughout the quarter.

Contract backlog in our North American Sewer and Water Rehabilitation segment at September 30, 2011 was $157.5 million, a decrease of $12.0 million, or 7.1%, compared to June 30, 2011 and a decrease of $33.5 million, or 17.5%, compared to September 30, 2010. The decrease from June 30, 2011 was due to timing of project awards in the eastern and central regions.  The decrease from September 30, 2010 was due to weaker market conditions in the eastern and western regions of the United States. We expect an improving bid table during the remainder of 2011 and are seeing momentum in terms of expected margins for projects in backlog.

Gross Profit and Gross Profit Margin

Gross profit in our North American Sewer and Water Rehabilitation segment decreased $8.5 million, or 34.7%, in the third quarter of 2011 compared to the third quarter of 2010, primarily due to the 14.7% decline in revenues and compressed gross margins resulting from project execution issues, magnified by project release delays impacting crew utilization. In addition, there has been a significant shift to lower margin small diameter sizes, pressuring project management and crew operations, further impacting performance. Contracting margins for the eastern and western regions improved from the second quarter of 2011 as we began to see the effects of our efforts to improve our project management organizational structure. For the nine months ended September 30, 2011, gross profit decreased $28.7 million, or 41.6%, compared to the prior year period. The same market conditions, coupled with significant first quarter weather-related issues, caused severe margin pressure in our contracting and manufacturing operations. The first quarter of 2010 results also included a $0.9 million favorable adjustment related to the recording of an insurance claim that became realizable during the quarter.

Operating Expenses

Operating expenses in our North American Sewer and Water Rehabilitation segment were $1.4 million less in the third quarter of 2011 compared to the third quarter of 2010, and were $2.9 million lower in the first nine months of 2011 compared to the same period a year ago. Operating expenses in this segment decreased primarily due to a continued focus on operational efficiencies and resource management as well as lower corporate allocations. Operating expenses as a percentage of revenues were 14.0% in the first nine months of 2011 compared to 13.1% in the first nine months of 2010, due principally to the revenue decline in the first nine months of 2011.

Additionally, as part of the overall Company restructuring effort, the North American Sewer and Water Rehabilitation segment incurred $0.5 million in the third quarter 2011 for severance related costs associated with reduction in forces throughout its regions and its administrative offices.

Operating Income and Operating Margin

Lower revenue levels and gross margins partially offset by lower operating expenses led to a $7.5 million, or 63.1%, decrease in operating income in our North American Sewer and Water Rehabilitation segment in the third quarter of 2011 compared to the third quarter of 2010. The North American Sewer and Water Rehabilitation operating margin declined to 4.6% for the quarter compared to 10.7% in the third quarter of 2010.

While our bid table has recently improved, we continue to see a larger percentage of small diameter pipe projects and customers who have continued to delay project releases. We began to see improved performance towards the end of the third quarter and coupled with continued stronger bid conditions and a more disciplined bidding approach, we anticipate continued improved performance in this business for the final quarter of 2011 and into 2012 compared to the first half of 2011.

European Sewer and Water Rehabilitation Segment

Key financial data for our European Sewer and Water Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Three Months Ended September 30,
Revenues	$22,176	$15,929	$6,247	39.2%
Gross profit	5,899	4,831	1,068	22.1
Gross margin	26.6%	30.3%	n/a	(3.7)
Operating expenses	3,941	3,508	433	12.3
Restructuring charges	697	–	697	n/m
Operating income	1,261	1,323	(62)	(4.7)
Operating margin	5.7%	8.3%	n/a	(2.6)

Nine Months Ended September 30,
Revenues	$66,545	$51,743	$14,802	28.6%
Gross profit	16,533	14,147	2,386	16.9
Gross margin	24.8%	27.3%	n/a	(2.5)
Operating expenses	12,252	11,623	629	5.4
Restructuring charges	697	–	697	n/m
Operating income	3,584	2,524	1,060	42.0
Operating margin	5.4%	4.9%	n/a	0.5

Revenues

Revenues in our European Sewer and Water Rehabilitation segment increased by $6.2 million, or 39.2%, during the quarter ended September 30, 2011 compared to the prior year quarter. The increase in revenues was primarily due to improved results in our United Kingdom and Netherlands operations as well as growth in third-party tube sales. The United Kingdom market has shown signs of rebounding from weaker market conditions over the past year. For the nine-month period ended September 30, 2011, revenues increased by $14.8 million, or 28.6%, compared to the first nine months of 2010. All European regions have increased revenue over the prior nine month period, except for France which continued to experience market challenges.

Contract backlog in our European Sewer and Water Rehabilitation segment at September 30, 2011 decreased $3.0 million, or 13.5%, compared to June 30, 2011 and decreased $6.8 million, or 26.2%, compared to September 30, 2010. Backlog has improved in France, while market conditions and increased competition have impacted backlog in the Netherlands.

Gross Profit and Gross Margin

Gross profit in our European Sewer and Water Rehabilitation segment increased by $1.1 million, or 22.1%, during the third quarter of 2011 compared to the third quarter of 2010, primarily due to higher revenue levels. The segment experienced a 370 basis point decrease in gross profit margin quarter over quarter primarily as a result of lower margin projects in the Netherlands and competitive pressures in Switzerland partially offset by improved project performance in France and improving market conditions in the United Kingdom. Despite the decrease in gross margins compared to 2010, gross margin percentages have improved throughout 2011 and we anticipate margins to continue to increase in the fourth quarter of 2011 as we continue to improve operations in France, expand third-party product sales and pursue other initiatives focused on growth areas in Europe.  These efforts may be partially offset by competitive pressures expected to continue in Switzerland.

Gross profit in our European Sewer and Water Rehabilitation segment increased by $2.4 million, or 16.9%, during the first nine months of 2011 compared to the first nine months of 2010. Gross margin decreased by 250 basis points to 24.8% in the first nine months of 2011 over the first nine months of 2010 primarily due to lower margin projects in France, performed earlier in 2011, the Netherlands and the United Kingdom along with Switzerland.

Operating Expenses

Operating expenses in our European Sewer and Water Rehabilitation segment increased by $0.4 million, or 12.3%, during the quarter ended September 30, 2011 compared to the prior year quarter, primarily due to additional resources to support revenue growth. Operating expenses as a percentage of revenues decreased to 17.8% for the third quarter of 2011, a reduction of 420 basis points from 22.0% for the third quarter of 2010, reflecting efficiencies from regional restructuring efforts and continued focus on expense control. Operating expenses in our European Sewer and Water Rehabilitation segment increased by $0.6 million, or 5.4%, during the first nine months of 2011 compared to the first nine months of 2010. Operating expenses as a percentage of revenues decreased to 18.4% in the first nine months of 2011 compared to 22.5% in the first nine months of 2010.

Additionally, as part of the overall Company restructuring effort, the European Sewer and Water Rehabilitation segment incurred $0.7 million in the third quarter 2011 for severance related costs associated with reduction in forces primarily in certain of our United Kingdom operations, more specifically its utility construction crews and related support staff.

Operating Income and Operating Margin

Higher revenue, offset by slightly higher operating expenses which included reduction in force expenditures, led to a $0.1 million decrease in operating income in the third quarter of 2011 when compared to the third quarter of 2010. European Sewer and Water Rehabilitation operating margin decreased to 5.7% in the third quarter of 2011 compared to 8.3% in the third quarter of 2010. During the nine months ended September 30, 2011, operating income increased $1.1 million compared to the prior year period and operating margin improved to 5.4% in the first nine months of 2011 compared to 4.9% in the first nine months of 2010.

Asia-Pacific Sewer and Water Rehabilitation Segment

Key financial data for our Asia-Pacific Sewer and Water Rehabilitation segment was as follows (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Three Months Ended September 30,
Revenues	$11,163	$9,215	$1,948	21.1%
Gross profit	1,915	2,646	(731)	(27.6)
Gross margin	17.2%	28.7%	n/a	(11.5)
Operating expenses	2,088	2,351	(263)	(11.2)
Restructuring charges	173	–	173	n/m
Operating income (loss)	(346)	295	(641)	(217.3)
Operating margin	(3.1)%	3.2%	n/a	(6.3)

Nine Months Ended September 30,
Revenues	$35,103	$33,390	$1,713	5.1%
Gross profit	5,970	7,727	(1,757)	(22.7)
Gross margin	17.0%	23.1%	n/a	(6.1)
Operating expenses	6,662	7,384	(722)	(9.8)
Restructuring charges	173	–	173	n/m
Operating income (loss)	(865)	343	(1,208)	(352.2)
Operating margin	(2.5)%	1.0%	n/a	(3.5)

Revenues

Revenues in our Asia-Pacific Sewer and Water Rehabilitation segment increased by $1.9 million, or 21.1%, in the third quarter of 2011 compared to the prior quarter. The increase was primarily due to growth in our Australian operation as we expand our primary market beyond Sydney, partially offset by lower revenue in India due to continued delays in the completion of older projects and the award of newer projects. For the first nine months of 2011, revenues in our Asia-Pacific Sewer and Water Rehabilitation segment increased by $1.7 million, or 5.1%, compared to the first nine months of 2010. An increase in year-to-date revenues in Australia and Singapore were partially offset by decreases in India.

Contract backlog in our Asia-Pacific Sewer and Water Rehabilitation segment at September 30, 2011 was $37.4 million, a decrease of $12.9 million, or 25.6%, compared to June 30, 2011 and a decrease of $43.9 million, or 54.0%, compared to September 30, 2010. The decrease was primarily due to the lack of large awards in 2011 due to continued bid delays as well as efforts to work through backlog in Australia, Hong Kong and Singapore. Additionally, in the second quarter, a Singapore project was adjusted downward due to project revisions. Prospects continue to be strong throughout Asia-Pacific for expansion of the business, including third-party tube sales while large bids in India continue to be delayed.

Gross Profit and Gross Margin

Gross profit in our Asia-Pacific Sewer and Water Rehabilitation segment decreased by $0.7 million, or 27.6%, in the third quarter of 2011 compared to the third quarter of 2010. Our gross margin decreased to 17.2% in the third quarter of 2011 compared to 28.7% in the prior year quarter. Gross profit during the nine months ended September 30, 2011 decreased $1.8 million, or 22.7%, compared to the prior year period while our gross margin decreased during the first nine months of 2011 to 17.0% compared to the 23.1% achieved during the first nine months of 2010. India continues to negatively impact our overall Asia-Pacific gross margin due to the lack of new, more profitable projects and erosion of margins due to delay of existing projects. These declines were partially offset by higher margins in our Australian operations. Additionally, the first nine months of 2010 results also included a $1.5 million favorable project adjustment that was recorded during the period.

Operating Expenses

Operating expenses decreased by $0.3 million, or 11.2%, in our Asia-Pacific Sewer and Water Rehabilitation segment during the third quarter of 2011 compared to the third quarter of 2010, principally due to cost containment efforts throughout the region. Operating expenses in our Asia-Pacific Sewer and Water Rehabilitation segment decreased by $0.7 million, or 9.8%, during the first nine months of 2011 compared to the first nine months of 2010 for similar reasons.

Additionally, as part of the overall Company restructuring effort, the Asia- Pacific Sewer and Water Rehabilitation segment incurred $0.2 million in the third quarter 2011 for severance related costs associated with reduction in forces in its regional administration structure.

Operating Income (Loss) and Operating Margin

Lower gross profit partially offset by savings in operating expenses led to a $0.6 million decrease in operating income for the third quarter of 2011 compared to the third quarter of 2010, resulting in an operating loss of $0.3 million for the quarter. During the nine months ended September 30, 2011, operating income decreased $1.2 million, or 352.2%, compared to the prior year period.

Commercial and Structural Segment

Key financial data for our Commercial and Structural segment was as follows (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Three Months Ended September 30,
Revenues	$3,665	$–	$3,665	–
Gross profit	1,541	–	1,541	–
Gross margin	42.0%	–	42.0%	–
Operating expenses	1,409	–	1,409	–
Acquisition-related expenses	3,080	–	3,080	–
Operating loss	(2,948)	–	(2,948)	–
Operating margin	(80.4)%	–	(80.4)%	–

Nine Months Ended September 30,
Revenues	$3,665	$–	$3,665	–
Gross profit	1,541	–	1,541	–
Gross margin	42.0%	–	42.0%	–
Operating expenses	1,409	–	1,409	–
Acquisition-related expenses	3,080	–	3,080	–
Operating loss	(2,948)	–	(2,948)	–
Operating margin	(80.4)%	–	(80.4)%	–

In connection with our August 31, 2011 acquisition of Fyfe NA, a pioneer and industry leader in the development, manufacture and installation of fiber reinforced polymer (FRP) systems for the structural repair, strengthening and restoration of pipelines (water, wastewater, oil and gas), buildings (commercial, federal, municipal, residential and parking structures), bridges and tunnels, and waterfront structures, we have established the Commercial and Structural segment.  Fyfe NA has a comprehensive portfolio of patented and other proprietary technologies and products, including its Tyfo® Fibrwrap® System, the only carbon fiber solution on the market that complies with 2009 International Building Code requirements. Fyfe NA’s product and service offering also includes pipeline rehabilitation, concrete repair, epoxy injection, corrosion mitigation, and specialty coatings services.

The third quarter of 2011 represents financial results for the 30-day period ended September 30, 2011. During the third quarter of 2011, we incurred $3.1 million of acquisition-related expenses for this business as well as for previously identified acquisition targets that are no longer being pursued. Additionally, we hold exclusive negotiating rights to acquire Fyfe Group’s international operations in Latin America, Asia and Europe. Backlog at September 30, 2011 for the Commercial and Structural segment was $17.5 million. Excluding acquisition-related expenditures, we anticipate that the Commercial and Structural segment will generate stronger earnings for the remainder of 2011 and continued growth in operating results in 2012.

Other Income (Expense)

Interest Income and Expense

Interest income was essentially flat in the quarter and nine months ended September 30, 2011 compared to the same periods in 2010. Interest expense increased by $7.2 million and $6.6 million in the quarter and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. During the third quarter, we entered into a new $500.0 million credit facility consisting of a $250.0 million five-year revolving credit line and a $250.0 million five-year term loan facility. Interest expense in the current quarter and the nine-month period ended September 30, 2011 included a “make-whole” payment of $5.7 million for the redemption of previously issued Senior Notes and the write-off of $1.1 million of unamortized debt issuance costs from our old credit facility.

Other Income (Expense)

Other expense increased by $0.8 million in the third quarter and decreased by $1.0 million in the nine months ended September 30, 2011, when compared to the same periods in 2010. The increase in the third quarter was due to higher foreign currency losses from foreign denominated liabilities on our balance sheet while the decrease year to date is a result of foreign currency translation adjustments discussed in Note 2 to the financial statements contained in this report.

Taxes on Income

Taxes on income decreased $8.7 million and $15.6 million in the third quarter and first nine months of 2011, respectively, compared to the prior year periods, due to lower operating results. Our effective tax rate was 18.1% and 31.3% in the first nine months of 2011 and 2010, respectively. The change in the nine-month period ended September 30, 2011 effective tax rate was driven by a shift in our geographic mix of income. The shift resulted in a lower than previously anticipated annual effective tax rate. For the third quarter of 2011, we recorded a net tax benefit. Our effective tax rate was 206.7% and 31.5% in the third quarter of 2011 and 2010, respectively. The high effective tax rate during the third quarter of 2011 was primarily due to the tax benefit recorded on a pre-tax loss of $0.4 million during the third quarter of 2011.

Equity in Earnings of Affiliated Companies, Net of Tax

Equity in earnings of affiliated companies, net of tax, was $0.9 million and $2.8 million in the third quarter of 2011 and 2010, respectively, and $2.5 million and $5.5 million in the nine months ended September 30, 2011 and 2010, respectively. The decrease during 2011 was due to lower results from our joint venture in Germany due to conditions in Germany and Eastern Europe. Additionally, the nine months ended September 30, 2010 included a favorable income tax adjustment for our German joint venture due to a revision of prior period tax rates.

Noncontrolling Interests

(Income) loss attributable to noncontrolling interests was $(0.2) million and $(1.2) million in the quarters ended September 30, 2011 and 2010, respectively, and $0.1 million and $(1.0) million in the nine months ended September 30, 2011 and 2010, respectively. The income was related to the 49.5% interest in the net income (loss) of the contractual joint ventures in India held by our partner, SPML Infra Ltd., and the non-controlling interest in net income of our UPS and Bayou subsidiaries. The decrease during the quarter ended September 30, 2011 was due to continued delays in the completion of older projects and newer projects that have not yet been awarded in India.

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

Backlog	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Energy and Mining	$225.6	$168.1	$147.6	$146.1	$156.3
North American Sewer and Water Rehabilitation	157.5	169.5	152.6	159.5	191.0
European Sewer and Water Rehabilitation	19.2	22.2	24.0	23.3	26.0
Asia-Pacific Sewer and Water Rehabilitation	37.4	50.3	68.7	79.8	81.3
Commercial and Structural	17.5	–	–	–	–
Total	$457.2	$410.1	$392.9	$408.7	$454.6

Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Liquidity and Capital Resources

Cash and Equivalents

	September 30, 2011	December 31, 2010
	(in thousands)
Cash and cash equivalents	$96,740	$114,829
Restricted cash	145	745

Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments in Europe.

Sources and Uses of Cash

We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, potential acquisitions, working capital and debt servicing. During the first nine months of 2011, capital expenditures were primarily for equipment for BPPC, our Canadian coating operation, and supporting growth in our Energy and Mining and Asia-Pacific operations. We expect slightly lower levels of capital expenditures in 2011 compared to 2010.

At September 30, 2011, our cash balances were located worldwide for working capital and support needs. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.

Our primary source of cash is operating activities. We occasionally borrow under our line of credit to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At September 30, 2011, we believe our accounts receivable, net and costs and estimated earnings in excess of billings as reported on our consolidated balance sheet, are fully collectible. At September 30, 2011, we had certain net receivables that we believe will be collected but are being disputed by the customer in some manner, which may meaningfully impact the timing of collection or require us to invoke our contractual rights to an arbitration or mediation process, or take legal action. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.

Cash Flows from Operations

Cash flows from operating activities of continuing operations used $9.0 million in the first nine months of 2011 compared to $28.7 million provided in the prior year period. The decrease in operating cash flow was primarily related to lower earnings, including payments associated with the corporate restructuring, acquisition expenses and the redemption of our Senior Notes. Partially offsetting the decrease was our receipt of distributions from Bayou Coating, an entity in which we hold a minority position.

We used $42.6 million in cash in the first nine months of 2011 compared to $38.0 million in the prior year period in relation to working capital. The largest component of our working capital during the first nine months of 2011 was the use of $42.1 million for our accounts receivable, retainage and cost and estimated earnings in excess of billings. During the third quarter of 2011, we experienced an increase in DSOs due primarily to increased customer payable cycles, specifically municipalities, as well as certain isolated projects which have delayed payments. Additionally, we used $4.8 million for inventories, while accounts payable and accrued expenses provided $1.0 million. In the first nine months of 2011, we received $5.4 million as a distribution from Bayou Coatings.

Unrestricted cash decreased to $96.7 million at September 30, 2011 from $114.8 million at December 31, 2010.

Cash Flows from Investing Activities

Investing activities from continuing operations used $158.7 million and $30.7 million in first nine months of 2011 and 2010, respectively. During 2011, we used $24.0 million to acquire CRTS, $4.6 million to acquire Hockway and $115.8 million to acquire Fyfe NA as described in Note 1 to the financial statements contained in this report. We used $16.1 million in cash for capital expenditures in the first nine months of 2011 compared to $28.6 million in the first nine months of 2010. Capital expenditures during the first nine months of 2011 were primarily to support growth, particularly within our Energy and Mining segment’s Canadian coating operation. Overall, capital expenditures were lower during the first nine months of 2011 due to the lower performance of our North American Sewer Rehabilitation segment. Capital expenditures in the first nine months of 2011 and 2010 were partially offset by $0.7 million and $0.4 million, respectively, in proceeds received from asset disposals. In the first nine months of 2011 and 2010, $0.7 million and $1.1 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenditures. In addition, we used $1.3 million to acquire our licensee in Singapore in the first nine months of 2010. In 2011, we anticipate between $20.0-25.0 million to be spent on capital expenditures.

In addition, during the next twelve months, we currently anticipate that we will spend between $20.0 - $30.0 million to fund the capital equipment and working capital needs of Bayou Wasco, WCU, Corrpower and UPS-APTec.

Cash Flows from Financing Activities

Cash flows from financing activities from continuing operations provided $153.0 million in the first nine months of 2011 compared to $5.3 million used in the first nine months of 2010. In the first nine months of 2011, we received $250.0 million of proceeds from our credit facility in order to facilitate the purchase of Fyfe NA and the redemption of our Senior Notes. In the first nine months of 2011, we received $4.0 million as proceeds from the issuance of common stock through the purchase of shares by two members of Fyfe Group LLC. Additionally, we received $2.1 million as proceeds from the issuance of common stock through stock option exercises and $1.5 million from a tax benefit from stock option exercises. We distributed $2.0 million of income to the holders of the non-controlling interests in Delta Double Jointing LLC, our specialty welding joint venture.

Long-Term Debt

On August 31, 2011, we entered into a new $500.0 million credit facility (the “Credit Facility”) with a syndicate of banks, with Bank of America, N.A. serving as the administrative agent and JPMorgan Chase Bank, N.A. serving as the syndication agent. The Credit Facility consists of a $250.0 million five-year revolving credit line and a $250.0 million five-year term loan facility. The entire amount of the term loan was drawn on August 31, 2011 for the following purposes: (1) to pay the $115.8 million cash purchase price of our acquisition of the North American business of Fyfe Group, LLC, which transaction closed on August 31, 2011; (2) to retire $52.5 million in indebtedness outstanding under the prior credit facility; (3) to redeem our $65.0 million, 6.54% Senior Notes, due April 2013, and pay the associated $5.7 million make-whole payment due in connection with the redemption of the Senior Notes; and (4) to fund expenses associated with the Credit Facility and the Fyfe North America transaction. As part of the transaction, we paid $4.0 million in arrangement and commitment fees that will be amortized over the life of the Credit Facility.

Generally, interest will be charged on the principal amounts outstanding under the credit facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.50% to 2.50% depending on our consolidated leverage ratio. We can opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which is based on our consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus our applicable rate) as of September 30, 2011 was approximately 2.5%.

On September 6, 2011, we redeemed our outstanding $65.0 million, 6.54% Senior Notes, due April 2013. In connection with the redemption, we paid the holders of the Senior Notes a $5.7 million make-whole payment in addition to the $65.0 million principal payment.

On March 31, 2011, we executed a second amendment (the “Second Amendment”) to our prior credit agreement dated March 31, 2009 (the “Old Credit Facility”). The Old Credit Facility was unsecured and initially consisted of a $50.0 million term loan and a $65.0 million revolving line of credit, each with a maturity date of March 31, 2012. With the Second Amendment, we sought to amend the Old Credit Facility to take advantage of lower interest rates available in the debt marketplace, to obtain more favorable loan terms generally and to provide the ability to issue letters of credit with terms beyond the expiration of the original facility. A fee of 0.125%, or approximately $0.1 million, was paid to the lenders consenting to the Second Amendment, based on their total commitment. The Second Amendment extended the maturity date of the old Credit Facility from March 31, 2012 to March 31, 2014 and provided us with the ability to increase the amount of the borrowing commitment by up to $40.0 million in the aggregate compared to $25.0 million in the aggregate allowed under the old Credit Facility prior to the Second Amendment.

At June 30, 2011, we borrowed $25.0 million from the line of credit under the Old Credit Facility in order to fund the purchase of CRTS, which was subsequently repaid. See Note 1 to the financial statements contained in this report for additional detail regarding this acquisition.

On August 31, 2011, we recorded $1.1 million of expense related to the write-off of unamortized arrangement and up-front commitment fees associated with the Old Credit Facility.

Our total indebtedness at September 30, 2011 consisted of the original $250.0 million term loan from the credit facility and $1.5 million of third party notes and other bank debt. In connection with the formation of BPPC, we and Perma-Pipe Inc., our joint venture partner, loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Of such amount, $4.0 million was included in our consolidated financial statements as third-party debt as of September 30, 2011.

As of September 30, 2011, we had $16.1 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, (i) $12.6 million was collateral for the benefit of certain of our insurance carriers, (ii) $1.6 million was collateral for work performance obligations and (iii) $1.9 million was in support of international trade transactions.

Our Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. The Credit Facility also provides for events of default, including, in the event of non-payment or certain defaults under other outstanding indebtedness.  See Note 5 to the financial statements contained in this report for further discussion on our debt covenants.  We were in compliance with each of these covenants at September 30, 2011.

We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances and additional short- and long-term borrowings for the next twelve months. We expect cash generated from operations to continue to improve going forward due to increased profitability, improved working capital management initiatives and additional cash flows generated from businesses acquired in 2011.

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

The following table provides a summary of our contractual obligations and commercial commitments as of September 30, 2011. This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases (in thousands):

Payments Due by Period
Cash Obligations(1)(2)(3)(4)(5)	Total	2011	2012	2013	2014	2015	Thereafter

Long-term debt	$254,006	$6,250	$29,006	$25,000	$25,000	$25,000	$143,750
Interest on long-term debt	24,900	2,198	6,213	5,348	4,709	4,071	2,361
Operating leases	33,625	4,507	10,483	7,820	4,952	3,025	2,838
Total contractual cash obligations	$312,531	$12,955	$45,702	$38,168	$34,661	$32,096	$148,949
___________________

(1)
Cash obligations are not discounted. See Notes 5 and 7 to the consolidated financial statements contained in this report regarding our long-term debt and credit facility and commitments and contingencies, respectively.

(2)
As of September 30, 2011, we had $16.1 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, (i) $12.6 million was collateral for the benefit of certain of our insurance carriers, (ii) $1.6 million was collateral for work performance obligations and (iii) $1.9 million was in support of international trade transactions.

(3)
Liabilities related to Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, have not been included in the table above because we are uncertain as to if or when such amounts may be settled.

(4)	There were no material purchase commitments at September 30, 2011.

(5)	The Corrpro pension funding was excluded from this table as the amounts are immaterial.

Off-Balance Sheet Arrangements

We use various structures for the financing of operating equipment, including borrowings, operating and capital leases, and sale-leaseback arrangements. All debt is presented in the balance sheet. Our contractual obligations and commercial commitments are disclosed above. We also have exposure under performance guarantees by contractual joint ventures and indemnification of our surety. However, we have never experienced any material adverse effects to our consolidated financial position, results of operations or cash flows relative to these arrangements. At September 30, 2011, our maximum exposure to our joint venture partner’s proportionate share of performance guarantees was $0.7 million. All of our unconsolidated joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 7 to our consolidated financial statements contained in this report regarding commitments and contingencies.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at September 30, 2011 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable. At September 30, 2011 and December 31, 2010, the estimated fair value of our long-term debt was approximately $253.3 million and $106.0 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at September 30, 2011 would result in a $2.5 million increase in interest expense.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the U.S. and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At September 30, 2011, a substantial portion of our cash and cash equivalents were denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $5.8 million impact to our equity through accumulated other comprehensive income.

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At September 30, 2011, there were no material foreign currency hedge instruments outstanding. See Note 8 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2011. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The scope of management’s evaluation did not include our recent acquisitions of CRTS, Hockway or Fyfe NA.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We face a variety of risks associated with acquiring and integrating new business operations that could have a significant negative impact on our business, financial condition and results of operations.

On June 30, 2011, we acquired CRTS, Inc. to expand our internal and external coating capabilities. On August 2, 2011, we purchased the assets of Hockway Limited and the capital stock of Hockway Middle East FZCE to expand our cathodic protection capabilities. On August 31, 2011, we acquired the North American business of Fyfe Group, LLC through which we have established a Commercial and Structural business segment. We also recently entered into joint venture partnerships in order to expand our Energy & Mining business in Asia, Australia, the Middle East, North Africa, the United States and Central America. We may in the future pursue other strategic acquisitions that we believe would expand our product offerings and capabilities or complement these businesses. Any acquisition that we make will be accompanied by the risks commonly encountered in acquisitions of businesses. The process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. We may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise. The process of integrating acquired businesses may also result in a diversion of management’s attention and cause an interruption of, or loss of momentum in, our activities. We may assume unknown liabilities that could have a material adverse effect on our business, financial condition and results of operations. As a result of these risks, the anticipated benefits of these acquisitions may not be fully realized, if at all, and the acquisitions could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to recognize the benefits of the Corporate Reorganization.

Management expects to derive certain benefits from the Corporate Reorganization, including limiting legal liabilities, reorganizing our various operating subsidiaries in a more tax efficient manner, facilitating a more cost-effective repatriation of cash to the United States from foreign operations and optimizing management and operations. A variety of known and unknown risks, uncertainties and other factors could cause actual results and experience to differ materially from those anticipated, resulting in an inability to realize the expected benefits of the Corporate Reorganization and the Company’s ability to execute its plans and strategies.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: October 28, 2011	By:	/s/ David A. Martin
David A. Martin
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

2.1
Agreement of Merger and Plan of Reorganization, dated October 19, 2011, by and among Insituform Technologies, Inc., Aegion Corporation and Insituform MergerSub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on October 26, 2011).

3.1	Certificate of Incorporation of Aegion Corporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed on October 26, 2011).

3.2	By-Laws of Aegion Corporation (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed on October 26, 2011).

3.3
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Aegion Corporation (incorporated by reference to Exhibit 3.3 to the Company’s current report on Form 8-K filed on October 26, 2011).

4.1
Rights Agreement, dated October 6, 2011, between Aegion Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference in Exhibit 4.1 to the Company’s current report on Form 8-K filed on October 26, 2011).

10.1
Credit Agreement among Insituform Technologies, Inc. and certain of its domestic subsidiaries and Bank of America, N.A., JP Morgan Chase Bank, N.A. and certain other lenders parties thereto, dated August 31, 2011, filed herewith (confidential portions have been omitted and filed separately with the SEC).

10.2	Buyer Assignment and Assumption Agreement, dated October 26, 2011, between Insituform Technologies, Inc., Aegion Corporation and Bank of America N.A., filed herewith.

31.1	Certification of J. Joseph Burgess pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of J. Joseph Burgess pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1
Press Release of Aegion Corporation/Insituform Technologies, Inc., dated October 25 2011, announcing completion of holding company reorganization (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on October 26, 2011).

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