Form 10-K
period 2011-12-31
Aegion Corp
filed 2012-02-28
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-10786

Aegion Corporation
(Exact name of registrant as specified in its charter)

Delaware	45-3117900
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

17988 Edison Avenue, Chesterfield, Missouri	63005-1195
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(636) 530-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A Common Shares, $.01 par value Preferred Stock Purchase Rights	Name of each exchange on which registered The Nasdaq Global Select Market The Nasdaq Global Select Market

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
Large accelerated ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011: $827,687,368

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Class A common shares, $.01 par value, as of February 20, 2012:  39,339,669 shares

DOCUMENTS INCORPORATED BY REFERENCE

As provided herein, portions of the documents below are incorporated by reference:

Document                                                                                                                                                                                   Part – Form 10-K
Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders                                                                 Part III

 Note About Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in this Annual Report on Form 10-K that represent the Company’s beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to the Company and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of this Annual Report on Form 10-K for the year ended December 31, 2011. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by the Company from time to time in its periodic filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by the Company in this Annual Report on Form 10-K are qualified by these cautionary statements.

PART I
Item 1.  Business.

Reorganization

On October 25, 2011, Insituform Technologies, LLC (formerly known as Insituform Technologies, Inc.) reorganized by creating a new holding company structure (the “Corporate Reorganization”). The new parent company, Aegion Corporation (“Aegion”), includes Insituform Technologies, LLC (“Insituform”) as a wholly owned direct subsidiary. As part of the Corporate Reorganization, Insituform’s outstanding shares of common stock (and associated attached preferred stock rights) were automatically converted, on a share for share basis, into identical shares of Aegion common stock (and associated attached preferred stock rights).

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

Overview

We are a global leader in infrastructure protection, providing proprietary technologies and services to protect against the corrosion of industrial pipelines and for the rehabilitation and strengthening of sewer, water, energy and mining piping systems and buildings, bridges, tunnels and waterfront structures. We offer one of the broadest portfolios of cost-effective solutions for rehabilitating aging or deteriorating infrastructure and protecting new infrastructure from corrosion. Our business activities include research and development, manufacturing, distribution, installation, coating and insulation, cathodic protection and licensing. Our products and services are currently utilized and performed in more than 100 countries across six continents. We believe that the depth and breadth of our products and services platform make us a leading “one-stop” provider for the world’s infrastructure rehabilitation and protection needs.

We have been an innovator in the markets we serve since our inception. In 1971, we invented a trenchless technology for rehabilitating sewer pipelines that enables municipalities and private industry to avoid the extraordinary expense and extreme disruption that can result from conventional “dig-and-replace” methods. Our platform has grown to include products and services for the rehabilitation and corrosion protection of new and existing water, oil, gas, mineral and chemical pipelines as well as other infrastructure such as buildings, bridges, tunnels, railways and waterfront structures.

We were incorporated in Delaware in 1980, under the name Insituform of North America, Inc. We were originally formed to act as the exclusive licensee of the Insituform® cured-in-place pipe (“CIPP”) process in most of the United States. When we acquired our licensor in 1992, our name changed to Insituform Technologies, Inc. Around that same time, we also acquired United Pipeline Systems Inc. through which we provide polyethylene pipe lining solutions. Our business model has evolved from purely licensing technology and manufacturing materials to performing the entire Insituform® CIPP process and other trenchless technologies and rehabilitating and performing corrosion protection services for industrial pipelines and rehabilitating and strengthening other infrastructure in most geographic locations. Our business has also incorporated extensive research and development activities.

Recent Acquisitions/Strategic Initiatives

Energy and Mining Segment Expansion

In early 2009, we expanded our operations in the energy and mining sector to include pipe coating and cathodic protection services. In February 2009, we acquired the business of The Bayou Companies, LLC and its related entities (“Bayou”). Our Bayou business provides cost-effective solutions to energy and infrastructure companies primarily in the Gulf of Mexico and North America. Bayou’s products and services include internal and external pipeline coating, lining, weighting and insulation. Bayou also provides specialty fabrication and services for offshore deep-water installations, including project management and logistics.

In March 2009, we acquired Corrpro Companies, Inc. and its subsidiaries (“Corrpro”). Our Corrpro business offers a comprehensive line of fully-integrated corrosion protection products and services including: (i) engineering; (ii) product and material sales; (iii) construction and installation; (iv) inspection, monitoring and maintenance; and (v) coatings. Corrpro’s specialty in the corrosion control market is cathodic protection, an electrochemical process that prevents corrosion in new structures and stops the corrosion process for existing structures.

In October 2009, we expanded our coating and insulation services in Canada with our acquisition of the pipe coating and insulation facility and related assets of Garneau, Inc., through our joint venture Bayou Perma-Pipe Canada, Ltd. (“BPPC”). We hold a fifty-one percent (51%) majority interest in BPPC. BPPC serves as our pipe coating and insulation operations in Canada.

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

In April 2011, we organized a joint venture, Bayou Wasco Insulation, LLC (“Bayou Wasco”) to provide insulation services primarily for projects located in the United States, Central America, the Gulf of Mexico and the Caribbean. We hold a fifty-one percent (51%) majority interest in Bayou Wasco, while Wasco Energy Ltd., a subsidiary of Wah Seong Corporation Berhad (“Wasco Energy”), owns the remaining interest. Bayou Wasco is expected to commence providing insulation services by late 2012.

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

In June 2011, we created a joint venture in Saudi Arabia between Corrpro and Saudi Trading & Research Co., Ltd. (“STARC”). Based in Al-Khobar, Saudi Arabia since 1992, STARC delivers a wide range of products and services for its clients in the oil, gas, power and desalination industries. The joint venture, Corrpower International Limited (“Corrpower”), which is seventy percent (70%) owned by Corrpro and thirty percent (30%) owned by STARC, will provide a fully integrated corrosion protection product and service offering to government and private sector clients throughout the Kingdom of Saudi Arabia, including engineering, product and material sales, construction, installation, inspection, monitoring and maintenance. The joint venture will serve as a platform for the continued expansion of our Energy and Mining group in the Middle East. Corrpower commenced providing corrosion protections services in early 2012.

In June 2011, we acquired all of the outstanding stock of CRTS, Inc., an Oklahoma company (“CRTS”). CRTS delivers patented and proprietary internal and external coating services and equipment for new pipeline construction projects from offices in North America, the Middle East and Brazil. The purchase price was $24.0 million in cash at closing with CRTS shareholders able to earn up to an additional $15.0 million upon the achievement of certain performance targets over the three-year period ending December 31, 2013. The purchase was funded by borrowings against our old line of credit.

In August 2011, we purchased the assets of Hockway Limited, a company organized under the laws of England, and the capital stock of Hockway Middle East FZE (formerly known as Hockway Middle East FZC), a company organized under the laws of the United Arab Emirates (collectively, “Hockway”). Hockway was established in the United Kingdom in 1975 to service the cathodic protection requirements of British engineers working in the Middle East. In 2009, Hockway established operations in Dubai, United Arab Emirates. Hockway provides both onshore and offshore cathodic protection services in addition to manufacturing a wide array of cathodic protection products. The purchase price was $4.6 million in cash at closing with Hockway shareholders able to earn up to an additional $1.5 million upon the achievement of certain performance targets over the three-year period ending December 31, 2013. The purchase price was funded out of the Company’s cash balances.

In October 2011, we organized UPS-Aptec Limited, a joint venture in the United Kingdom between United Pipeline Systems International, Inc., a subsidiary of our Company (“UPS-International”), and Allied Pipeline Technologies, SA (“APTec”). UPS-International owns fifty-one percent (51%) of the joint venture and APTec owns the remaining forty-nine percent (49%).  On October 21, 2011, the joint venture was awarded a $67.3 million contract for the installation of high-density polyethylene (“HDPE”) liners in approximately 135 miles of slurry pipelines located in Morocco. The project began in the fourth quarter of 2011 and is expected to be completed by early 2013.

In December 2011, we entered into an agreement with Special Technical Services LLC (“STS”), based in the Sultanate of Oman, to form a joint venture, United Special Technical Services LLC (“USTS”), located in the Sultanate of Oman, for the purpose of executing pipeline, piping and flowline high-density polyethylene lining services throughout the Middle East and Northern Africa.  Pursuant to the agreement, we will hold a fifty-one percent (51%) equity interest in USTS and STS will hold the other forty-nine percent (49%) equity interest.  We expect USTS to be operational by the second quarter of 2012.

We believe the CRTS and Hockway acquisitions and the Bayou Wasco, WCU, Corrpower, UPS-APTec Limited and USTS joint ventures will accelerate our growth throughout the Middle East and strengthen the technical resources of our Energy and Mining platform.

Sewer and Water Rehabilitation Acquisitions

In June 2009, we acquired the shares of our joint venture partner, VSL International Limited, in Insituform Pacific Pty Limited (“Insituform-Australia”) and Insituform Asia Limited (“Insituform-Hong Kong”), our former Australian and Hong Kong joint ventures, respectively, in order to expand our operations in both Australia and Hong Kong. These entities perform sewer and water pipeline rehabilitation services.

In December 2009, we acquired the twenty-five percent (25%) noncontrolling interest in our European CIPP tube manufacturing operation, now known as Insituform Linings Limited (“Insituform Linings”) that had been owned by Per Aarsleff A/S, a Danish company. Insituform Linings manufactures CIPP tube for our European sewer rehabilitation operation and third-party sales.

In January 2010, we acquired our Singaporean CIPP licensee, Insitu Envirotech (S.E. Asia) Pte Ltd (“Insituform-Singapore”). Insituform-Singapore performs sewer rehabilitation services in Southeast Asia.

New Commercial and Structural Reportable Segment

In August 2011, we purchased the North American business of Fyfe Group, LLC (“Fyfe NA”) for a purchase price at closing of $115.8 million, subject to working capital adjustments calculated from an agreed upon target, which was funded by borrowings from our new credit facility. We were also granted a one-year exclusive negotiating right to acquire Fyfe Group’s Asian, European and Latin American operations at a purchase price to be agreed upon by the parties at the time of exercise of the right. Fyfe NA, based in San Diego, California, is a pioneer and industry leader in the development, manufacture and installation of fiber reinforced polymer (“FRP”) systems for the structural repair, strengthening and restoration of pipelines (water, wastewater, oil and gas), buildings (commercial, federal, municipal, residential and parking structures), bridges and tunnels, and waterfront structures. Fyfe NA has a comprehensive portfolio of patented and other proprietary technologies and products, including its Tyfo® Fibrwrap® System, the first and most comprehensive carbon fiber solution on the market that complies with 2009 International Building Code requirements. Fyfe NA’s product and service offering also includes pipeline rehabilitation, concrete repair, epoxy injection, corrosion mitigation and specialty coatings services. This purchase resulted in a new reportable segment for the Company, the Commercial and Structural segment.

 On January 4, 2012, the Company purchased Fyfe Group’s Latin American operations (“Fyfe LA”), which included all of the equity interests of Fyfe Latin America S.A., a Panamanian entity (and its interest in various joint ventures located in Peru, Costa Rica, Chile and Colombia), Fyfe – Latin America S.A. de C.V., an El Salvadorian entity, and Fibrwrap Construction Latin America S.A., a Panamanian entity. The purchase price was $2.3 million in cash at closing with the sellers able to earn an additional payout both annually upon achievement of certain performance targets over the three-year period ending December 31, 2014 (the “Fyfe LA earnout”) and upon completion of 2011 and 2012 audited financials based upon a multiple of EBITDA calculation. Fyfe LA provides Fibrwrap installation services throughout Latin America, as well as provides product and engineering support to installers and applicators of the FRP systems in Latin America. The purchase price was funded out of the Company’s cash balances.  Fyfe LA will be included in our Commercial and Structural reportable segment.

We are in current negotiations, pursuant to the one-year exclusive negotiating right provided as part of the Fyfe NA transaction, to acquire Fyfe Group’s Asian operations (“Fyfe Asia”) and Fyfe Group’s European operations (“Fyfe Europe”). We currently expect these transactions to close during the first and second quarters of 2012, respectively.

We believe that the Fyfe NA and Fyfe LA acquisitions and the pending acquisitions of Fyfe Asia and Fyfe Europe are solid bases for the establishment of our new Commercial and Structural reporting segment and will expand our overall product and service offering with respect to a broader group of infrastructure assets.

Available Information

Our website is www.aegion.com. We make available on this website under “Investors – SEC,” free of charge, our proxy statements used in conjunction with stockholder meetings, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and Section 16 beneficial ownership reports (as well as any amendments to those reports) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and senior financial employees, our Code of Conduct applicable to all of our officers, directors and employees, our Corporate Governance Guidelines and our Board committee charters are available, free of charge, on our website under “Investors – Corporate Governance.” In addition, paper copies of these documents will be furnished to any stockholder, upon request, free of charge.

Technologies

Pipeline System Rehabilitation and Protection – Energy and Mining

Our Tite Liner® process is a method of lining new and existing pipe with a corrosion and abrasion resistant high-density polyethylene pipe.

Our Safetyliner™ product is a grooved HDPE liner that is installed in an industrial pipeline using the Tite Liner® process. The Safetyliner™ liner is normally used in natural gas or CO2 pipelines to allow release of gas that permeates the HDPE liner. If gas is allowed to build in the annular space under normal operating conditions, the line can be susceptible to collapse upon sudden changes in operating pressures. The Safetyliner™ liner also has been used in pipelines as a leak detection system and for dual containment in mine water pipelines.

The Fusion-Bonded Epoxy (“FBE”) Process utilizes heat to melt a dry powder fusion-bonded epoxy coating material into liquid form. The liquid material wets and flows onto the steel pipe and solidifies through a process called cross-linking. Once cooled, this “fusion-bonded” epoxy cannot return to its original state and forms a corrosion protection barrier on the interior or exterior surface of the pipe.

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

Our InsituGuard®, InsituFlex® and InsituFold® Processes are methods of rehabilitating transmission and distribution water mains using HDPE liners. Inserted into a new or existing pipeline by our proprietary installation processes, the liners are continuous and installed tightly against the inner wall of the host pipe, thereby isolating the flow stream from the host pipe wall and eliminating internal corrosion.

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

Our Sealing Method process is a method for providing re-connection to a ferrule of a service line from within the bore of a lined host pipe.

In Europe, our UV/Glass Lining System is a cured in place pipe solution for small- to medium-diameter pipes utilizing a glass fiber tube that is impregnated with a resin sensitive to ultraviolet light or steam curing. The tube is inverted into the host pipe, inflated by air and cured via an ultraviolet light source or steam.

Infrastructure Rehabilitation and Strengthening – Commercial and Structural

Our Fibrwrap® and TYFO® processes are methods of reinforcing the attachment among structural components therefore strengthening, repairing and restoring masonry, concrete, steel and wooden structures. The Fibrwrap® and TYFO® products are construction and engineering materials comprising hybrid fiber/epoxy composites used for retrofitting or repairing structures.

Our Blast Glass® product and process relates to glass fabric used on a blast-resistant building or structure having reinforced connections between concrete structural panels and adjacent support members providing for increased structural stability under fluctuating loads, such as during a blast or explosion.

Our Nano-Nano® product is a polymer resin used in the manufacture of resin or fiber composites.

Our FibrBundle™ process relates to devices, systems and methods for reinforcing pipes and other structures, thus reinforcing the interior of pipes using fiber reinforced polymer. The FibrBundle™ products are non-metal building materials, namely, tows of carbon fibers for strengthening bridges, buildings and other structures.

Our FibrBot™ product is a machine for applying carbon fiber to structures for strengthening.

See “Patents” below for more information concerning these technologies.

Operations

We are organized into five reportable segments: Energy and Mining, North American Sewer and Water Rehabilitation, European Sewer and Water Rehabilitation, Asia-Pacific Sewer and Water Rehabilitation and Commercial and Structural. We regularly review and evaluate our reportable segments. Market changes between the segments are typically independent of each other, unless a macroeconomic event affects the sewer and water rehabilitation markets, the oil, mining and gas markets and the commercial and structural markets concurrently. These changes exist for a variety of reasons, including, but not limited to, local economic conditions, weather-related issues and levels of government funding. Prior to the third quarter of 2011, we considered Water Rehabilitation to be a separate reportable segment. Based on an internal management reorganization, we have combined previously reported water rehabilitation results for all periods presented, which have not been material, with the geographically separated sewer rehabilitation segments. In connection with our acquisition of Fyfe NA, we have designated the Commercial and Structural reportable segment.

Our operations are generally project-oriented. Projects may range in duration from just a few days to several years, which can be performed as one-time contracts or as part of longer term agreements. These contracts are usually obtained through competitive bidding or negotiations and require performance at a fixed price or time and materials basis. Our energy and mining projects are generally performed under contracts with industrial entities. A majority of our sewer and water rehabilitation installation projects are performed under contracts with municipal entities. A significant portion of our commercial and structural rehabilitation and strengthening projects is performed under contracts with the public sector. Independent contractors may be utilized to perform portions of the work on any given project that we provide.

Energy and Mining Operations

Our energy and mining operations perform rehabilitation and corrosion protection services for industrial, mineral, oil and gas piping systems and structures. We also offer products for gas release and leak detection systems. Our worldwide energy and mining operations are headquartered in Chesterfield, Missouri. These operations are conducted through our various subsidiaries (UPS based in Durango, Colorado, Bayou based in New Iberia, Louisiana, Corrpro based in Houston, Texas, CRTS based in Tulsa, Oklahoma and Hockway based in the United Kingdom and United Arab Emirates). Certain of our energy and mining operations outside of the United States are conducted through our wholly-owned subsidiaries in the United Kingdom, Portugal, Chile, Canada, Argentina, Brazil and the United Arab Emirates and through our joint ventures in Canada, Mexico, Singapore, Saudi Arabia and Morocco.

UPS performs pipeline rehabilitation services using our proprietary Tite Liner® process. Our Bayou business performs internal and external pipeline coating, lining, weighting and insulation, as well as specialty fabrication and services for offshore deep-water installations, including project management and logistics. Our Corrpro business performs fully-integrated corrosion protection services including: (i) engineering; (ii) product and material sales; (iii) construction and installation; (iv) inspection, monitoring and maintenance; and (v) coatings. Our CRTS business specializes in the application of internal and external corrosion coatings services and equipment for new pipeline construction projects. Our Hockway business performs cathodic protection, engineering and design, manufacturing, maintenance and installation services to the oil and gas markets.

Sewer and Water Rehabilitation Operations

Our sewer rehabilitation activities are conducted principally through installation and other construction operations performed directly by us or our subsidiaries. In certain geographic regions, we have granted licenses to unaffiliated companies. As described under “Ownership Interests in Operating Licensees and Joint Ventures” below, we also have entered into contractual joint ventures from time to time to capitalize on our trenchless rehabilitation processes. Under these contractual joint venture relationships, work is bid by the joint venture entity and subcontracted to the joint venture partners or to third parties. The joint venture partners are primarily responsible for their subcontracted work, but both joint venture partners are liable to the customer for all of the work. Revenues and associated costs are recorded using percentage-of-completion accounting for our subcontracted portion of the total contract only. Our principal sewer rehabilitation activities are conducted in North America directly by us or through our wholly-owned subsidiaries. Our North American Sewer and Water Rehabilitation operations, including research and development, engineering, training and financial support systems, are headquartered in Chesterfield, Missouri. During 2011, tube manufacturing and processing facilities for North America were maintained in eight locations, geographically dispersed throughout the United States and Canada.

We also conduct Insituform® CIPP process rehabilitation operations worldwide through our wholly-owned subsidiaries and through direct and indirect joint venture relationships. The results from these operations are included in our European Sewer and Water Rehabilitation and Asia-Pacific Sewer and Water Rehabilitation operating segments, as appropriate. We utilize multifunctional robotic devices developed by our French subsidiary in connection with the inspection and repair of pipelines. We also maintain a manufacturing facility in Wellingborough, United Kingdom to support our European operation, which is headquartered near Paris, France.

In addition to sewer rehabilitation, we have performed water rehabilitation operations since 2006 using our Insituform Blue® product portfolio. Under the Insituform Blue® brand, we restore water pipes using our InsituMain®, InsituGuard®, InsituFlex®, InsituFold® and Thermopipe® lining systems throughout North America, Australia, the United Kingdom, Spain and Hong Kong through our existing operations.

Commercial and Structural Operations

Our commercial and structural operations perform rehabilitation and strengthening of pipelines, buildings, bridges, tunnels and waterfront structures throughout the United States and Canada through Fibrwrap Construction Services, headquartered in Ontario, California. Through Fyfe Co., headquartered in San Diego, California, we design and manufacture the FRP composite systems used in these applications. Our wholly-owned Fyfe entity located in El Salvador provides product and engineering services throughout Latin America while current licensees in Singapore, Hong Kong and Greece provide product and services throughout Asia, the Middle East and Europe.

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

In addition, we license our laterals patent portfolio to nine licensees in the United States for use in the United States and Canada. These licenses are effective until the patents in the portfolio expire.

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

Fyfe Co. has entered into arrangements in Europe and Asia granting certain third parties the exclusive right to distribute, sell and market Fyfe products in Europe, North Africa, the Middle East, Russia and Asia Pacific. Fyfe Co. also provides a non-exclusive right to use Fyfe’s intellectual property to certain third parties for the purpose of installation and application of the FRP systems throughout these territories. Additionally, our subsidiary, Fyfe – Latin America S.A. de C.V., which was acquired on January 4, 2012 and is based in El Salvador, provides design, product and engineering support to installers and applicators of the FRP systems in Latin America. Our joint ventures in Latin America are granted the non-exclusive right to use Fyfe products in their respective territories. Fyfe Co. also periodically licenses on a project-by-project basis its patented technology to both affiliated and third party installers.

Ownership Interests in Operating Licensees and Joint Ventures

Through our subsidiary, INA Acquisition Corp., we hold a fifty-five percent (55%) equity interest in United Pipeline de Mexico S.A. de C.V., our licensee of the Tite Liner® process in Mexico. The remaining ownership interest in United Pipeline de Mexico S.A. de C.V. is held by Miller Pipeline de Mexico S.A. de C.V., an unaffiliated Mexican company.

Through our subsidiary, Insituform Technologies Limited (Canada), we hold a fifty-one percent (51%) equity interest in BPPC. The remaining interest is held by Perma-Pipe Canada, Inc., a subsidiary of MFRI, Inc., an unaffiliated U.S. company. This joint venture serves as our pipe coating and insulation operation in Canada.

Through our Bayou subsidiary, we hold a forty-nine percent (49%) equity interest in Bayou Coating. The remaining interest is held by Stupp Brothers, Inc. (“Stupp”), a U.S. company. Bayou Coating provides pipe coating services from its facility in Baton Rouge, Louisiana, and is adjacent to and services the Stupp pipe mill in Baton Rouge. Starting in January 2014, and solely during the month of January in each calendar year thereafter, Stupp has the option to acquire (i) the assets of Bayou Coating at their book value as of the end of the prior fiscal year (determined on the basis of Bayou Coating’s federal information tax return for such fiscal year), or (ii) the equity interest of Bayou in Bayou Coating at forty-nine percent (49%) of the value of Bayou Coating.

Through our Bayou subsidiary, we hold a fifty-nine percent (59%) equity interest in Bayou Delta through which we offer pipe jointing and other services for the steel-coated pipe industry. The remaining forty-one percent (41%) is held by Bayou Coating, in which the Company, through its Bayou subsidiary, holds a forty-nine percent (49%) equity interest, as stated above.

Through our subsidiary, Energy & Mining Holding Company, LLC, we hold a fifty-one percent (51%) equity interest in Bayou Wasco through which we will provide insulation services primarily for projects located in the United States, Central America, the Gulf of Mexico and the Caribbean. The other forty-nine percent (49%) equity interest is held by Wasco Energy.

Through our subsidiary, Insituform Technologies Netherlands B.V. (“ITNBV”), we hold a forty-nine percent (49%) ownership interest in WCU, located in Singapore, through which we will offer our Tite Liner® process in the oil and gas sector and onshore corrosion services, in each of Asia and Australia. The other fifty-one percent (51%) equity interest is held by Wasco Energy.

Through our subsidiary, Corrpro Canada, Inc. we hold a seventy-percent (70%) equity interest in Corrpower based in Saudi Arabia, through which we will provide fully integrated corrosion protection products and services to government and private sector clients throughout the Kingdom of Saudi Arabia. The other thirty-percent (30%) equity interest is held by STARC, based in Al-Khobar, Saudi Arabia.

Through our subsidiary, UPS International, we hold a fifty-one percent (51%) equity interest in UPS-Aptec Limited, located in the United Kingdom through which we will provide HDPE liner installation services. The other forty-nine percent (49%) equity interest is held by APTec.

We have entered into an agreement with STS, based in the Sultanate of Oman, to form a joint venture, USTS, located in the Sultanate of Oman, for the purpose of executing pipeline, piping and flowline HDPE lining services throughout the Middle East and Northern Africa.  We will hold a fifty-one percent (51%) equity interest in USTS through our subsidiary, ITNBV, and STS will hold the other forty-nine percent (49%) equity interest.  We expect STS to be operational by the second quarter of 2012.

We hold one-half of the equity interests in Insituform Rohrsanierungstechniken GmbH (“Insituform-Germany”), through our subsidiary, Insituform Technologies Limited (UK). Insituform-Germany provides sewer rehabilitation services in Germany and, through its subsidiaries, in Slovakia and Hungary. We license certain trademarks to Insituform-Germany for use in Germany, Hungary and Slovakia. The remaining interest in Insituform-Germany is held by Per Aarsleff A/S, an unaffiliated Danish contractor.

We previously entered into a number of contractual joint ventures to develop joint bids on contracts for pipeline rehabilitation projects in India. The joint venture partner for each of these joint ventures is SPML Infra Limited (formerly Subhash Projects and Marketing Ltd.) (“SPML”), an unaffiliated Indian contractor. The joint ventures hold the contracts with the owner and subcontract that portion of the work requiring the Insituform® CIPP process to Insituform Pipeline Rehabilitation Private Limited, an entity majority owned by us, and minority owned by SPML (“Insituform-India”). Our more recent contracts in India are between the owner and Insituform-India.

Through our recent acquisition of Fyfe LA, we hold equity interests in joint ventures in Chile, Colombia, Costa Rica and Peru. Through our subsidiary, Fibrwrap Construction Latin America S.A., we hold (i) a fifty-five percent (55%) equity interest in Fibrwrap Construction Chile S.A. with the other forty-five percent (45%) equity interest held by TecnoAV S.A.; (ii) a fifty-one percent (51%) equity interest in Fibrwrap Construction Colombia S.A.S. with the other forty-nine percent (49%) equity interest held by Carlos Aurelio Hernandez Barragan; (iii) a fifty-one percent (51%) equity interest in Grupo Meltzer Fibrwrap Costa Rica S.A. in Costa Rica with the other forty-nine percent (49%) equity interest held by Constructora Meltzer S.A.; and (iv) a fifty-one percent (51%) equity interest in Fibrwrap Construction Peru S.A.C. with the other forty-nine percent (49%) equity interest held by Top Consult Ingenieria. These joint ventures provide structural retrofitting services throughout their respective territories.

We are in current negotiations, pursuant to the one-year exclusive negotiating right provided as part of the Fyfe NA transaction, to acquire Fyfe Asia and Fyfe Europe.  We currently expect these transactions to close during the first and second quarters of 2012, respectively.

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

Product Development

By using our own laboratories and test facilities, as well as outside consulting organizations and academic institutions, we continue to develop improvements to our proprietary processes, including the materials used and the methods of manufacturing and  installing liners and for protecting and rehabilitating pipelines, buildings, bridges, tunnels and other infrastructure. During the years ended December 31, 2011, 2010 and 2009, we spent $2.2 million, $2.7 million and $2.6 million, respectively, on research and development related activities, including engineering.

Customers and Marketing

We offer our products and services to highly diverse markets worldwide. We service municipal, state and federal governments, as well as corporate customers, in numerous industries including energy, oil and gas, mining, general and industrial construction, infrastructure (buildings, bridges, tunnels, railways, etc.), water and wastewater, pipelines, transportation, maritime and defense. Our products and services are currently utilized and performed in more than 100 countries across six continents.

We offer our energy and mining platform solutions worldwide to energy and mining and other customers to protect new and existing pipelines and other structures. The marketing of sewer pipeline rehabilitation technologies is focused primarily on the municipal wastewater markets worldwide. We offer our water rehabilitation products to municipal and corporate customers. We offer our commercial and structural products worldwide to certain certified third party installers and applicators and market our installation services to municipal, state, federal and corporate customers worldwide. No customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2011, 2010 or 2009.

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

Contract Backlog

Contract backlog is our expectation of revenues to be generated from received, signed and uncompleted contracts, the cancellation of which is not currently anticipated. Contract backlog excludes any term contract amounts for which there is not specific and determinable work released and projects where we have been advised that we are the low bidder, but have not formally been awarded the contract. The following table sets forth our consolidated backlog, by segment, as of December 31, 2011, 2010 and 2009, respectively.

	December 31,
	2011	2010	2009
	(in millions)

Energy and Mining	$256.4	$146.1	$180.2
North American Sewer and Water Rehabilitation	130.0	159.5	188.6
European Sewer and Water Rehabilitation	20.7	23.3	37.2
Asia-Pacific Sewer and Water Rehabilitation	37.5	79.8	57.4
Commercial and Structural	19.6	–	–
Total	$464.2	$408.7	$463.4

Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts. We expect to perform a majority of the backlog reported above at December 31, 2011 during 2012. See “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report for further discussion regarding backlog.

Manufacturing and Suppliers

The product and service revenues for our UPS business are derived primarily from the installation of polyethylene liners inside pipelines. The raw material used for these liners is extruded HDPE pipe. It has been our practice to purchase this material from a selective group of suppliers; however, we believe that it is readily available from many other sources. We manufacture most of the proprietary equipment and many of the consumable items used in Tite Liner® installations in our own facilities in Canada, the United States and Chile.

Product and service revenues for our Bayou business are derived principally from internal and external pipeline coating, lining, weighting and insulation. Bayou also provides specialty fabrication services for offshore deep-water installations, including project management and logistics. Bayou facilities are located in New Iberia, Louisiana; Conroe, Texas; and Camrose, Alberta, Canada. The primary raw materials used in the coating process include fusion-bonded epoxy, paint, concrete, iron ore, sand and gravel. Although our historical practice has been to purchase materials from a limited number of suppliers, we believe that the raw materials used in the coating process are typically available from multiple sources.

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

The principal raw materials used by Fyfe Co. in the manufacture of FRP composite materials are carbon, glass, resins, fabric, and epoxy raw materials. Fabric and epoxies are the largest materials purchased, which are currently purchased through a select group of suppliers, although these and the other materials are available from a number of vendors.  The weaving of FRP fiber components into woven fabric is done at our facility in La Conner, Washington. Fyfe Co. manufactures the unique epoxy resin from basic chemicals at our San Diego, California facility. Epoxy resin repackaging is then done at our San Diego, California facility and the specialized blending is usually done on each job site. Fyfe Co. also sells finished materials throughout the United States and worldwide to our affiliates and certain certified third party installers and applicators.

Our pricing of raw materials is subject to fluctuations in the underlying commodity prices. See “Commodity Risk” in Item 7A of this report for detail on our management of the risks associated with such price fluctuations.

Patents and Proprietary Technologies

For our energy and mining operations, we hold eight issued patents and one pending patent in the United States and 17 issued patents in foreign jurisdictions that relate to our cathodic protection business operated through our Corrpro and Hockway subsidiaries and interior surface coating inspection business operated through our CRTS subsidiary. We have one issued patent in the United States, and three pending patents in foreign jurisdictions that relate to the Tite Liner® process, although we believe that the success of our Tite Liner® process business depends primarily upon our proprietary know-how and our installation, marketing and sales skills. The success of our pipeline coatings process operating through our Bayou subsidiaries depends primarily on our know-how and manufacturing expertise as well as our marketing and sales skills.

As of December 31, 2011, we held 31 United States patents relating to the Insituform® CIPP process, the last of which will expire in 2027. As of December 31, 2011, we had two pending United States non-provisional patent applications relating to the Insituform® CIPP process.

We have obtained and are pursuing patent protection in our principal foreign markets covering various aspects of the Insituform® CIPP process. As of December 31, 2011, there were 144 issued foreign patents and utility models relating to the Insituform® CIPP processes, and 104 applications pending in foreign jurisdictions. Of these applications, four are pending before the European Patent Office (designating all 34 member states) and one is a Patent Cooperation Treaty application that covers multiple jurisdictions in Europe and throughout the world. The specifications and/or rights granted in relation to each patent will vary from jurisdiction to jurisdiction. In addition, as a result of differences in the nature of the work performed and in the climate of the countries in which the work is carried out, not every licensee uses each patent, and we do not necessarily seek patent protection for all of our inventions in every jurisdiction in which we do business. We have elected to maintain certain internally developed technologies, know-how and inventions as trade secrets. We have entered into confidentiality agreements with employees, consultants and third parties to whom we disclose confidential information. Although there can be no assurance that these measures will suffice to prevent unauthorized disclosure or use or that third parties will not develop similar technologies, we believe it would take substantial time and resources to independently develop such technologies.

For our commercial and structural operations, we hold 14 issued patents and five pending patents in the United States and nine issued and seven pending patents in foreign jurisdictions that relate to our FRP strengthening business operated through our Fyfe and Fibrwrap subsidiaries.

There can be no assurance that the validity of our patents will not be successfully challenged. Our business could be adversely affected by increased competition upon expiration of the patents or if one or more of our patents were adjudicated to be invalid or inadequate in scope to protect our operations. We believe in either case that our long experience with the proprietary processes, our continued commitment to support and develop our processes, the strength of our trademarks and our degree of market penetration should enable us to continue to compete effectively in the pipeline rehabilitation, energy and mining and infrastructure protection markets.

See “Risk Factors” in Item 1A of this report for further discussion.

Competition

The markets in which we operate are highly competitive, primarily on the basis of price, quality of service and capacity to perform. Most of our products face direct competition from competitors offering similar or essentially equivalent products or services. In addition, customers can select a variety of methods to meet their infrastructure installation, strengthening and rehabilitation needs, as well as their coating and cathodic protection needs, including a number of methods that we do not offer.

In our Energy and Mining segment, the FBE process is one of the standard methods for pipe coating. Bayou has a strong presence in the North American FBE coating market. Because the pipe coating industry is very capital intensive, Bayou usually competes with a small number of global and national companies. However, Bayou also competes on a project-specific basis with small firms on local or regional jobs. These regional firms are often steel mills that have coatings plants onsite to provide for their internal coatings needs, but these firms will outsource their coatings services if projects are within their geographic reach. Competition from these regional firms on more than a project basis is unlikely as these firms tend to be restricted geographically due to their shipping limitations. CRTS has strong presence in the field of FBE coating and is an industry leader in inner diameter (ID) robotic coatings while our wholly-owned subsidiary, Commercial Coatings Services International, LLC (“CCSI”), is a leader in outer diameter (OD) coatings. Because of these specialized fields, CRTS and CCSI usually compete with a small number of specialty providers.

The process of utilizing HDPE liners is one of the more prevalent methods to protect pipelines servicing the energy and mining industries. UPS is a leader in the HDPE market. Because of relatively high barriers to entry, due to necessary technological capabilities, UPS tends to compete with a small number of specialty firms globally, nationally and regionally.  We expect that our recent joint ventures, UPS-Aptec Limited and WCU, will provide greater worldwide opportunities for us in the HDPE market.

The cathodic protection industry is highly competitive as there are relatively few barriers to entry. Corrpro competes with a limited number of large firms globally and nationally, a number of medium-sized firms regionally and numerous small firms regionally and locally. We believe that our recent acquisition of Hockway and our new joint venture, WCU, will provide greater product and services offerings worldwide in the cathodic protection market.

In the trenchless sewer rehabilitation market, CIPP is the preferred method and we are a leader in this field, but this is a highly competitive market both in the United States and abroad. Relatively few significant barriers to entry exist in the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. As such, there are numerous companies with which we compete. Worldwide, we compete with numerous smaller firms on local or regional levels and with several larger firms on the global and national levels.

In water rehabilitation, dig and replace is still the preferred method for the majority of customers, although there is growing acceptance for various trenchless alternatives. Currently, CIPP is utilized in less than five percent of water pipeline rehabilitation jobs in the United States. Because this is a much more specialized field, with more barriers to entry, including strict government mandates, we compete primarily with a handful of global and national specialty contractors.

In our Commercial and Structural segment, the FRP process competes against traditional methods of structural retrofitting, but is gaining rapid acceptance in the construction and retrofitting industry. Fibrwrap has been performing successful installations of FRP systems for 23 years. With its proprietary technologies relating to both products and application, Fyfe Co. is a leader in the FRP market and Fibrwrap Construction is one of the most experienced installers of the FRP system and has an established reputation.   Given there are significant barriers to entry, including testing requirements, experience, intellectual property and certifications, Fyfe Co. and Fibrwrap Construction tend to compete with a small number of companies on a regional or national level that often do not provide the full spectrum of services provided by Fyfe Co. and Fibrwrap Construction.

There can be no assurance as to the success of our processes in competition with these companies and alternative technologies for pipe installation and rehabilitation, coating, cathodic protection and infrastructure installation, strengthening and rehabilitation.

Seasonality

Our operations can be affected by seasonal variations and our results tend to be stronger in the second and third quarters of each year due to milder weather. We are more likely to be impacted by weather extremes, such as excessive rain, hurricanes or monsoons, snow and ice or frigid temperatures, which may cause temporary, short-term anomalies in our operational performance in certain localized geographic regions. However, these impacts usually have not been material to our operations as a whole. See “Risk Factors” in Item 1A of this report for further discussion.

Employees

As of December 31, 2011, we had approximately 3,000 employees. Certain of our subsidiaries and divisions are parties to collective bargaining agreements covering an aggregate of approximately 200 employees. We generally consider our relations with our employees and unions to be good.

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

Government Regulation

We are required to comply with all applicable United States federal, state and local, and all applicable foreign statutes, regulations and ordinances. In addition, our installation and other operations have to comply with various relevant occupational safety and health regulations, transportation regulations, code specifications, permit requirements and bonding and insurance requirements, as well as with fire regulations relating to the storage, handling and transporting of flammable materials. Our manufacturing and coatings facilities, as well as our installation and other operations, are subject to federal and state environmental protection regulations, none of which presently have any material effect on our capital expenditures, earnings or competitive position in connection with our present business. However, although our installation and other operations have established monitoring programs and safety procedures, further restrictions could be imposed on the manner in which installation and other activities are conducted, on equipment used in installation and other activities, on volatile organic compounds and hazardous air pollutant emissions from our paintings and coatings processes and on the use of solvents or the thermosetting resins used in the Insituform® CIPP process.

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

In our energy and mining operations, we compete primarily with a small number of global and national companies in the pipe coating industry, with specialty firms in the pipeline protection industry, and a limited number of large firms globally and a large number of smaller firms regionally in the cathodic protection industry. In addition, customers can select a variety of methods to meet their pipe installation, rehabilitation, coating and cathodic protection needs, including a number of methods that we do not offer.

In the sewer and water rehabilitation markets, few significant barriers to entry exist and, as a result, any organization that has the financial resources and access to technical expertise and bonding may become a competitor. In these markets, we compete with many smaller firms on a local or regional level, and with several larger firms on the global and national levels.

In general, the energy and mining and sewer and water rehabilitations markets in which we operate are highly competitive. Most of our products and services face direct competition from companies offering similar or essentially equivalent products or services. Competition places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, and we face challenges in our ability to maintain strong growth rates. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

In our Commercial and Structural segment, the FRP process competes against traditional methods of structural retrofitting, but is gaining rapid acceptance in the construction and retrofitting industry. Fibrwrap has been performing successful installations of FRP systems for 23 years. In the FRP field, together Fyfe and Fibrwrap are one of the only companies offering manufacturing, engineering and technical expertise, as well extensive installation experience. Given there are significant barriers to entry, including testing requirements, experience, intellectual property and certifications, in manufacturing we only compete with a handful of FRP suppliers and in installation, we compete with a minimal number of FRP installers. If any of our competitors were to become fully-integrated like us or if new entrants in the market were to develop strong installation and manufacturing expertise this could adversely impact our ability to grow revenues in this market.

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

We employ the percentage-of-completion method of accounting for our construction projects. This methodology recognizes revenues and profits over the life of a project based on costs incurred to date compared to total estimated project costs. Revisions to revenues and profits are made once amounts are known and can be reasonably estimated. Given the uncertainties associated with some of our contracts, it is possible for actual costs to vary from estimates previously made. Revisions to estimates could result in the reversal of revenues and gross profit previously recognized. For the year ended December 31, 2011, approximately 73.4% of our revenues were derived from percentage-of-completion accounting.

Our recognition of revenues from change orders, extra work or variations in the scope of work could be subject to reversal in future periods.

We recognize revenues from change orders, extra work or variations in the scope of work as set forth in our written contracts with our clients when management believes that realization of these revenues is probable and the recoverable amounts can be reasonably estimated. We also factor in all other information that we possess with respect to the change order to determine whether the change order should be recognized at all and, if recognition is appropriate, what dollar amount of the change order should be recognized. Due to factors that we may not anticipate at the time of recognition, however, revenues ultimately received on these change orders could be less than revenues that we recognized in a prior reporting period or periods, which could require us in subsequent reporting periods to reduce or reverse revenues and gross profit previously recognized.

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

 In addition, we use a multi-level sales force structured around target markets and key accounts, focusing on marketing our products and services to engineers, consultants, administrators, technical staff and elected officials. We are dependent on our personnel to continue to develop improvements to our proprietary processes, including materials used and the methods of manufacturing, installation, strengthening, coating and cathodic protection and we require quality field personnel to effectively and profitably perform our work. Our success in attracting and retaining qualified personnel is dependent on the resources available in individual geographic areas and the impact on the labor supply of general economic conditions, as well as our ability to provide a competitive compensation package and work environment. Our failure to attract, train, integrate, engage and retain qualified personnel could have a significant effect on our financial condition and results of operations.

Extreme weather conditions may adversely affect our operations.

We are likely to be impacted by weather extremes, such as excessive rain or hurricanes, typhoons, snow and ice or frigid temperatures, which may cause temporary, short-term anomalies in our operational performance in certain localized geographic regions. Our Sewer and Water Rehabilitation segments are particularly sensitive to weather extremes. Delays and other weather impacts could adversely affect our ability to meet project deadlines and may increase a project’s cost and decrease its profitability.

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

The threat of, or actual acts of, terrorism may affect our operations around the world in unpredictable ways and may force an increase in security measures and cause disruptions in supplies and markets. If any of our facilities, including our manufacturing facilities, or if any of the projects we are working on, particularly in the energy and mining sector, were to be a direct target, or an indirect casualty, of an act of terrorism, our operations could be adversely affected. Corresponding instability in the financial markets as a result of terrorism also could adversely affect our ability to raise capital.

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

The primary products and raw materials used by our Commercial and Structural segment in the manufacture of FRP composite systems are carbon, glass, resins, fabric, and epoxy raw materials. Fabric and epoxies are the largest materials purchased, which are currently purchased through a select group of suppliers, although we believe these and the other materials are available from a number of vendors. The price of epoxy historically is affected by the price of oil. In addition, a number of factors such as worldwide demand, labor costs, energy costs, import duties and other trade restrictions may influence the price of these raw materials.

We also purchase a significant volume of fuel to operate our trucks and equipment. At present, we do not engage in any type of hedging activities to mitigate the risks of fluctuating market prices for oil or fuel. A significant increase in the price of oil could cause an adverse effect on our cost structure that we may not be able to recover from our customers.

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

We depend upon our proprietary technologies and information, many of which are no longer subject to patent protection. We rely principally upon trade secret and copyright laws to protect our proprietary technologies. We regularly enter into confidentiality agreements with our key employees, customers and potential customers and limit access to and distribution of our trade secrets and other proprietary information. These measures may not be adequate to prevent misappropriation of our technologies or to assure that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. In addition, the laws of other countries in which we operate may not protect our proprietary rights to the same extent as the laws of the United States. We are also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights.

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

We are subject to a number of restrictive debt covenants under our line of credit facility.

On August 31, 2011, we entered into a $500.0 million credit facility with a lending syndicate headed by Bank of America, N.A. and J.P. Morgan Chase Bank N.A., which expires on August 31, 2016. The credit facility consists of a $250.0 million revolving line of credit and a $250.0 million term loan, each with a maturity date of August 31, 2016. At December 31, 2011, $243.8 million of the term loan was outstanding and we had $18.2 million in letters of credit issued and outstanding. Our credit facility contains certain restrictive covenants, which restrict our ability to, among other things, incur additional indebtedness, incur certain liens on our assets or sell assets, make investments and make other restricted payments.  Our credit facility also requires us to maintain specified financial ratios under certain conditions and satisfy financial condition tests. Our ability to meet those financial ratios and tests and otherwise comply with our financial covenants may be affected by the factors described in this “Risk Factors” section of this report and other factors outside our control, and we may not be able to continue to meet those ratios, tests and covenants. Our ability to generate sufficient cash from operations to meet our debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. A breach of any of these covenants, ratios, tests or restrictions, as applicable, or any inability to pay interest on, or principal of, our outstanding debt as it becomes due could result in an event of default. Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable.

At December 31, 2011, we were in compliance with all of our debt covenants as required under the facility. If we are unable to comply with the restrictive covenants in the future, we would be required to obtain amendments or waivers from our lenders or secure another source of financing. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis. In addition, these restrictive covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities.

The general downturn in U.S. and global economic conditions, and specifically a downturn in the municipal bond market, may reduce our business prospects and decrease our revenues and cash flows.

Our business is affected by general economic conditions. Any extended weakness in the U.S. and global economies could reduce our business prospects and could cause decreases in our revenues and operating cash flows. Specifically, a downturn in the municipal bond market caused by an actual downgrade of monoline insurers could result in our municipal customers being required to spend municipal funds previously allocated to projects that would benefit our business to pay off outstanding bonds.

We have international operations that are subject to foreign economic and political uncertainties and foreign currency fluctuation.

Global financial and credit markets have been, and continue to be, unstable and unpredictable. Worldwide economic conditions have been weak and may deteriorate further. For example, substantial credit issues have arisen in the European Union as a result of the sovereign debt crisis and other factors affecting economies worldwide. The instability of the markets and weakness of the economy could continue to affect the demand for our services, the financial strength of our customers and suppliers, their ability or willingness to do business with us, our willingness to do business with them, and/or our suppliers’ and customers’ ability to fulfill their obligations to us and/or the ability of us, our customers or our suppliers to obtain credit. These factors could adversely affect our operations, earnings and financial condition.

A significant portion of our contracts and revenues are denominated in foreign currencies, which may result in additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits.

Our backlog is an uncertain indicator of our future earnings.

Our backlog, which at December 31, 2011 was approximately $464.2 million, is subject to unexpected adjustments and cancellation. The revenues projected in this backlog may not be realized or, if realized, may not result in profits. We may be unable to complete some projects included in our backlog in the estimated time and, as a result, such projects could remain in backlog for extended periods of time. To the extent that we experience project cancellation or scope adjustments, we could face a reduction in the dollar amount of our backlog and the revenues that we actually receive from such backlog.

Cyclical downturns in the mining, oil and natural gas industries, or in the oil field and mining services businesses, may have a material adverse effect on our financial condition or results of operations.

The mining, oil and natural gas industries are highly cyclical. Demand for the majority of our oil field and mining products and services is substantially dependent on the level of expenditures by the mining, oil and natural gas industries for the exploration, development and production of mined minerals, crude oil and natural gas reserves, which are sensitive to the prices of these commodities and generally dependent on the industry’s view of future mined mineral, oil and natural gas prices. There are numerous factors affecting the supply of and demand for our products and services, which include, but are not limited to:

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

The mining, oil and natural gas industries have historically experienced periodic downturns, which have been characterized by diminished demand for our oil field and mining products and services and downward pressure on the prices we charge. A significant downturn in the mining, oil and/or natural gas industries could result in a reduction in demand for oil field services and could adversely affect our operating results.

Our operations could be adversely impacted by the continuing effects from the U.S. government regulations on offshore drilling projects.

In response to the Deepwater Horizon incident in the U.S. Gulf of Mexico in April 2010, the U.S. government implemented various new regulations intended to improve offshore drilling safety and environmental protection in the U.S. Gulf of Mexico. These new regulations increased the complexity of the drilling permit process and have resulted in delays for the receipt of drilling permits in both deepwater and shallow-water areas relative to past experience. In addition, the U.S. government has announced that it intends to require that operators demonstrate their compliance with new regulations before they resume deepwater drilling. While certain new drilling plans and drilling permits were approved during 2011, and drilling activity is beginning to recover, there can be no assurance of whether or when operations in the U.S. Gulf of Mexico will return to pre-moratorium levels.

Our Energy and Mining segment provides services to the Gulf of Mexico. We cannot predict what the continuing effects from the U.S. government regulations on offshore deepwater drilling projects may have on offshore oil and gas exploration and development activity, or what actions may be taken by our customers or other industry participants in response to these regulations. This could reduce demand for our services, which could have an adverse impact on certain aspects of our business.

The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our customers.

The recent economic climate has resulted in tighter credit markets, which has adversely affected our customers’ ability to secure the financing necessary to proceed or continue with pipe or other infrastructure installation, rehabilitation, strengthening, coating and cathodic protection projects. Our customers’ or potential customers’ inability to secure financing for projects could result in the delay, cancellation or downsizing of new projects or the suspension of projects already under contract, which could cause a decline in the demand for our services and negatively impact our revenues and earnings.

Our efforts to develop new products and services or enhance existing products and services involve substantial research, development and marketing expenses, and the resulting new or enhanced products or services may not generate sufficient revenues to justify such expenses.

Our future success will depend in part on our ability to anticipate and respond to changing technologies and customer requirements by enhancing our existing products and services. We will need to develop and introduce, on a timely and cost-effective basis, new products, features and services that address the needs of our customer base. As a result of these efforts, we may be required to expend substantial research, development and marketing resources, and the time and expense required to develop a new product or service or enhance an existing product or service are difficult to predict. We cannot assure that we will succeed in developing, introducing and marketing new products or services or product or service enhancements. In addition, we cannot be certain that any new or enhanced product or service will generate sufficient revenues to justify the expenses and resources devoted to this product diversification effort.

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

We maintain significant international operations, including operations in Canada, Europe, Asia-Pacific, Australia, the Middle East, South America and Latin America. For the years ended December 31, 2011, 2010 and 2009, approximately 41.2%, 33.9% and 33.9%, respectively, of our revenues were derived from international operations. We expect a significant portion of our revenues and profits to come from international operations and joint ventures for the foreseeable future and to continue to grow over time.

As a result, we are subject to a number of risks and complications associated with international manufacturing, sales, services and other operations. These include:

•	difficulties in enforcing agreements and collecting receivables through some foreign legal systems;

•	foreign customers with longer payment cycles than customers in the United States;

•	tax rates in certain foreign countries that exceed those in the United States and foreign earnings subject to withholding requirements;

•	tax laws that restrict our ability to use tax credits, offset gains or repatriate funds;

•	tariffs, exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;

•	abrupt changes in foreign government policies and regulations;

•	unsettled political conditions;

•	difficulties in enforcing intellectual property rights or weaker intellectual property right protections in some countries;

•	hostility from local populations, particularly in the Middle East; and

•	difficulties associated with compliance with a variety of laws and regulations governing international trade, including the Foreign Corrupt Practices Act.

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

As a holding company, Aegion depends on its operating subsidiaries to meet its financial obligations.

With our Corporate Reorganization, our parent company is now a holding company with no significant assets. Our subsidiaries conduct all of our operations and own substantially all of our assets. Our cash flow and our ability to meet our obligations depends on the cash flow of our subsidiaries. In addition, the payments of funds in the form of dividends, intercompany payments, tax sharing payments and other forms may be subject to restrictions under the laws of the states and countries in which we operate.

Future sales of our common stock or equity-linked securities in the public market could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.

Sales of substantial numbers of additional shares of our common stock or any shares of our preferred stock, including sales of shares in connection with any future acquisitions, or the perception that such sales could occur, may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy obligations upon exercise of outstanding warrants or options or for other reasons. Our certificate of incorporation provides that we have authority to issue 125,000,000 shares of common stock. As of December 31, 2011, 39,352,375 shares of common stock were issued and outstanding.

Provisions in our certificate of incorporation could make it more difficult for a third party to acquire us or could adversely affect the rights of holders of our common stock or the market price of our common stock.

Our certificate of incorporation provides that our board of directors has the authority, without any action of our stockholders, to issue up to 2,000,000 shares of preferred stock. Preferred stock may be issued upon such terms and with such designations as our board of directors may fix in its discretion, including with respect to: the payment of dividends upon our liquidation, dissolution or winding up; voting rights that dilute the voting power of our common stock; dividend rates; redemption or conversion rights; liquidation preferences; or voting rights.

In addition, our certificate of incorporation provides that subject to the rights of the holders of any class or series of preferred stock set forth in our certificate of incorporation, the certificate of designation relating to such class or series of preferred stock, or as otherwise required by law, any stockholder action may be taken only at a meeting of stockholders and may not be effected by any written consent by such stockholders. The affirmative vote of the holders of at least 80% of the capital stock entitled to vote for the election of directors is required to amend, repeal or adopt any provision inconsistent with such arrangement.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Our present policy is to retain earnings to provide for the operation and expansion of our business. Any payment of cash dividends will depend upon our earnings, financial condition, cash flows, financing agreements and other factors deemed relevant by our board of directors. Furthermore, under the terms of certain debt arrangements to which we are a party, we are subject to certain limitations on paying dividends. However, we carefully review this policy regularly and could initiate dividends in the future, depending on appropriate circumstances.

We face a variety of risks associated with acquiring and integrating new business operations that could have a significant negative impact on our business, financial condition and results of operations.

On June 30, 2011, we acquired CRTS, Inc. to expand our internal and external coating capabilities. On August 2, 2011, we purchased the assets of Hockway Limited and the capital stock of Hockway Middle East FZE to expand our cathodic protection capabilities. On August 31, 2011, we acquired the North American business of Fyfe Group, LLC through which we have established our Commercial and Structural business segment, and subsequently purchased the Latin American business of Fyfe Group in January 2012. We also recently entered into joint ventures in order to expand our energy and mining business in Asia, Australia, the Middle East, North Africa, the United States and Central America. We may in the future pursue other strategic acquisitions and joint ventures that we believe would expand our product offerings and capabilities or complement these businesses. Any acquisition that we make will be accompanied by the risks commonly encountered in acquisitions of businesses and formation of new business relationships. The process of integrating different organizational cultures, business practices, information systems, business philosophies and management strategies as well as products or technologies may create unforeseen operating difficulties and expenditures. We may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise. We may also have difficulty in managing and controlling businesses that are geographically distant from our corporate offices. The process of integrating acquired businesses and managing strategic alliances may also result in a diversion of management’s attention and cause an interruption of, or loss of momentum in, our activities. We may assume unknown liabilities that could have a material adverse effect on our business, financial condition and results of operations. As a result of these risks, the anticipated benefits of these acquisitions may not be fully realized, if at all, and the acquisitions could have a material adverse effect on our business, financial condition and results of operations.

In addition, there is no assurance that we will continue to locate suitable acquisition targets or that we will be able to consummate any such transactions on terms and conditions acceptable to us. The current credit markets may make it more difficult and costly to finance acquisitions. Acquisitions may also bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have traditionally experienced.

We may be unable to recognize the benefits of our corporate reorganization.

Management expects to derive certain benefits from the Corporate Reorganization, including limiting legal liabilities, reorganizing our various operating subsidiaries in a more tax efficient manner, facilitating a more cost-effective repatriation of cash to the United States from foreign operations and optimizing management and operations. A variety of known and unknown risks, uncertainties and other factors could cause actual results and experience to differ materially from those anticipated, resulting in an inability to realize the expected benefits of the Corporate Reorganization and our Company’s ability to execute its plans and strategies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our wholly-owned subsidiary, Bayou Welding Works, L.L.C. owns a pipe yard in New Iberia, Louisiana. CCSI, another wholly-owned subsidiary, owns properties in Bakersfield, California and Conroe, Texas that are used as office space and operational facilities. Our subsidiary, Bayou Coating, owns a manufacturing facility in Baton Rouge, Louisiana. Our subsidiary, Bayou leases approximately 217 acres from the Port of Iberia and other property owners in Louisiana of which certain portions have been subleased to our other Bayou subsidiaries.

Our joint venture, BPPC, owns a pipe coating and insulation facility in Camrose, Alberta, Canada.

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

Our wholly-owned subsidiary, UPS, owns an office and shop facility in Durango, Colorado.  In addition, our wholly-owned subsidiary, Insituform Technologies Limited (“ITL”), owns an operating facility in Edmonton, Alberta, Canada used by ITL and UPS for office space and manufacturing.

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

Fyfe Co., our wholly-owned subsidiary, leases a manufacturing facility in San Diego, California and Fibrwrap Construction, our wholly-owned subsidiary, leases an office and warehouse space in Ontario, California.

We own or lease various operational facilities in the United States, Canada, Europe, Latin America, Asia-Pacific, Australia and the Middle East and the foregoing facilities are regarded by management as adequate for the current requirements of our business.

Item 3. Legal Proceedings.

We are involved in certain actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such actions, individually and in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosure.

None.

Item 4A. Executive Officers of the Registrant.

Our executive officers, and their respective ages and positions with us, are as follows:

J. Joseph Burgess	53	President and Chief Executive Officer
David F. Morris	50	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
David A. Martin	44	Senior Vice President and Chief Financial Officer
Brian J. Clarke	52	Senior Vice President – Business Integration
Kenneth L. Young	60	Vice President and Treasurer
Laura M. Villa	42	Vice President – Human Resources

J. Joseph Burgess has served as our President and Chief Executive Officer since April 2008. Mr. Burgess previously served as President and Chief Executive Officer of Veolia Water North America (a leading provider of water and wastewater services to municipal, federal and industrial customers) from 2005 until joining our Company in 2008. Prior thereto, he was Chief Operating Officer of Veolia Water North America from 2003 to 2005 and Vice President and General Manager for the Northeast business center from 2002 to 2003. Previously, he was Executive Vice President for Water Systems Operations for Ogden Projects (later renamed Covanta Water; a subsidiary of Ogden Corporation that specialized in waste-to-energy projects for municipalities) from 1998 to 2002.

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

David A. Martin serves as our Senior Vice President and Chief Financial Officer. Mr. Martin served as our Vice President and Chief Financial Officer from August 2007 through April 2009, at which time he was promoted to Senior Vice President. Previously, he was Vice President and Controller since January 2006. Mr. Martin also served as our Corporate Controller for two years, following two and one-half years as finance director of our European operations. Mr. Martin joined our Company in 1993 from the accounting firm of BDO Seidman, LLP, where he was a senior accountant.

Brian J. Clarke joined our Company on February 14, 2011 and serves as our Senior Vice President – Business Integration. He most recently served as Executive Vice President, Business Support and General Counsel, as well as Chief Financial Officer and Chief Legal Officer, of Veolia Water North America (a leading provider of water and wastewater services to municipal, federal and industrial customers) from 2003 until he joined our Company. Mr. Clarke served as Vice President and General Counsel for the North American operations of United States Filter Corporation from 1999 to 2003. Previously, Mr. Clarke was a partner of Seyfarth, Shaw, Fairweather & Geraldson from 1997 to 1999.

Kenneth L. Young has served as our Vice President and Treasurer since April 2009. Prior to joining our Company, he served as the Chief Financial Officer, Secretary and Treasurer for Huttig Building Products, Inc. (a building supply distributor), from 2005 to 2009. Prior to that, he served as Corporate Treasurer for MEMC Electronic Materials from 1989 to 2005.

Laura M. Villa joined our Company as Vice President – Human Resources on February 22, 2012. From 2007 through 2012, Ms. Villa was an attorney for our Company, specializing in employment and labor law, human resources and corporate compliance. Prior thereto, Ms. Villa served as Director of Human Resources at bioMérieux, Inc. (a multinational biotechnology company) from 2003 to 2006 and as General Counsel from 2000 to 2003.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares, $.01 par value, are traded on The Nasdaq Global Select Market under the symbol “AEGN”. The following table sets forth the range of quarterly high and low sales prices for the years ended December 31, 2011 and 2010, as reported on The Nasdaq Global Select Market. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

Period	High	Low

2011
First Quarter	$30.00	$24.00
Second Quarter	27.16	18.10
Third Quarter	22.86	11.39
Fourth Quarter	16.53	10.45

2010
First Quarter	$28.37	$19.94
Second Quarter	28.38	19.10
Third Quarter	25.51	18.52
Fourth Quarter	28.52	21.06

During the quarter ended December 31, 2011, we did not offer any equity securities that were not registered under the Securities Act of 1933, as amended. As of February 20, 2012, the number of holders of record of our common stock was 564.

Holders of common stock are entitled to receive dividends as and when they may be declared by our board of directors. Our present policy is to retain earnings to provide for the operation and expansion of our business. However, our board of directors will review our dividend policy from time to time and will consider our earnings, financial condition, cash flows, financing agreements and other relevant factors in making determinations regarding future dividends, if any. Under the terms of our debt arrangement to which we are a party, we are subject to certain limitations on paying dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Long-Term Debt” for further discussion of such limitations.

The following table provides information as of December 31, 2011 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,703,256	$19.09	2,079,558
Equity compensation plans not approved by security holders (2)	221,489	14.55	–
Total	1,924,745	$18.26	2,079,558

(1)
The number of securities to be issued upon exercise of granted/awarded options, warrants and rights includes 989,315 stock options, 540,025 stock awards and 173,916 deferred and restricted stock units outstanding at December 31, 2011.

(2)
On April 14, 2008, we granted J. Joseph Burgess 118,397 non-qualified stock options, a performance-based award of 52,784 shares of restricted stock and a one-time award of 103,092 shares of restricted stock in connection with his appointment as our President and Chief Executive Officer. These awards were issued as “inducement grants” under the rules of the Nasdaq Global Select Market and, as such, were not issued pursuant to our 2009 Employee Equity Incentive Plan. At December 31, 2011, 118,397 stock options and 103,092 shares of restricted stock were outstanding pursuant to these awards.

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased (1)(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)(3)
October 28 – October 31, 2011	159,300	$15.54	159,300	$7,524,963
November 1-30, 2011	167,296	15.16	166,600	5,000,000
Total	326,596	$15.34	325,900	$5,000,000

(1)
This share repurchase program was publicly announced on October 10, 2011. Our board of directors approved the repurchase of up to $10.0 million of our common stock. The authorization allows us to purchase up to $5.0 million of our common stock during the fourth quarter of 2011 and up to $5.0 million of our common stock during 2012. We engaged Merrill Lynch, Pierce, Fenner & Smith as our exclusive broker to execute the stock purchase program under a trading plan that was established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The plan expires June 30, 2012 unless earlier terminated by either party. Once repurchased, we immediately retired the shares.

(2)
Our board of directors also approved the purchase of up to $5.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. In 2011, participants in our equity plans surrendered 696 shares of previously issued common stock, in satisfaction of tax obligations arising from the vesting of restricted stock awards under such plans. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock vested.

(3)	During January 2012, we acquired 310,035 shares for $5.0 million ($16.13 average price per share) through the open market repurchase program. Once repurchased, we immediately retired the shares.

Performance Graph

The following performance graph compares the total stockholder return on our common stock to the S&P 500 Index and a selected peer group index for the past five years. The selected peer group corresponds to the peer group utilized by our Compensation Committee to review and set executive compensation. The peer group was selected by our Compensation Committee based upon input from the Committee’s independent compensation consultant and from management and based on companies of comparable size and complexity in Aegion’s industries.

•	Michael Baker Corporation
•	Layne Christensen Company
•	Granite Construction, Inc.
•	MasTec, Inc.
•	ENGlobal Corporation
•	Sterling Construction Company, Inc.
•	Dycom Industries, Inc.
•	Kennametal, Inc.
•	Global Industries, Ltd.
•	Tetra Tech, Inc.
•	Matrix Service Company
•	Dril-Quip, Inc.
•	Team, Inc.
•	Willbros Group, Inc.

The graph assumes that $100 was invested in our common stock and each index on December 31, 2006 and that all dividends, if any, were reinvested.

Comparison of Five-Year Cumulative Return

	2006	2007	2008	2009	2010	2011
Aegion Corporation	$100.00	$57.23	$76.13	$87.85	$102.51	$59.31
S&P 500 Total Returns	100.00	105.50	66.47	84.05	96.72	98.76
Peer Group	100.00	123.92	79.10	96.66	112.82	102.41

Notwithstanding anything set forth in any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 which might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the preceding performance graph shall not be deemed incorporated by reference into any such filings.

Item 6.  Selected Financial Data.

The selected financial data set forth below has been derived from our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” of this report on Form 10-K and previously published historical financial statements not included in this report on Form 10-K. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the footnotes, contained in this report.

	Years Ended December 31,
	2011(1) (2)	2010	2009(3) (4)	2008	2007(5)
	(In thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues	$938,585	$914,975	$726,866	$536,664	$495,570
Operating income	44,537	87,035	49,117	33,882	13,530
Income from continuing operations (6)	26,547	60,562	30,241	24,076	12,866
Loss from discontinued operations	—	(100)	(4,070)	(2,436)	(10,323)
Net income (6)	26,547	60,462	26,171	21,640	2,543
Basic earnings (loss) per share:
Income from continuing operations (6)	0.67	1.55	0.81	0.87	0.47
Loss from discontinued operations	—	(0.01)	(0.11)	(0.09)	(0.38)
Net income (6)	0.67	1.54	0.70	0.78	0.09
Diluted earnings (loss) per share:
Income from continuing operations (6)	0.67	1.54	0.81	0.86	0.47
Loss from discontinued operations	—	(0.01)	(0.11)	(0.09)	(0.38)
Net income (6)	0.67	1.53	0.70	0.77	0.09

BALANCE SHEET DATA:
Cash and cash equivalents	$106,129	$114,829	$106,064	$99,321	$78,961
Working capital, net of cash	219,137	178,262	125,088	115,681	117,862
Current assets	517,985	466,586	405,006	324,672	309,289
Property, plant and equipment, net	168,945	164,486	150,896	72,210	76,714
Total assets	1,124,964	933,310	866,583	553,529	555,781
Current maturities of long-term debt and notes payable	26,541	13,028	12,742	938	1,097
Long-term debt, less current maturities	222,868	91,715	101,500	65,000	65,000
Total liabilities	475,975	306,603	312,772	178,317	185,882
Total stockholders’ equity	640,732	617,332	548,341	372,200	367,182

(1)
2011 results include expenses of $6.4 million related to the acquisitions of CRTS, Hockway and the North American and Latin American operations of Fyfe, $2.2 million related to a company-wide restructuring program initiated in the third quarter of 2011 and $6.8 million recorded in the third quarter of 2011 in connection with the redemption of our Senior Notes due 2013 and our write-off of unamortized debt issuance costs from our prior credit facility.

(2)	2011 results include amounts from our acquisitions of CRTS, Hockway and Fyfe NA from their acquisition dates of June 30, 2011, August 2, 2011 and August 31, 2011, respectively.
(3)
2009 results include expenses of $8.5 million related to the acquisitions of Bayou and Corrpro and $5.2 million recorded in the fourth quarter of 2009 in connection with the restructuring of our European operations and the closure of the Corrpro paint team business ($4.0 million of which is classified on the restructuring line of the income statement and $1.2 million of which is classified in operating expenses on the income statement).

(4)	2009 results include amounts from our acquisitions of Bayou and Corrpro from their acquisition dates of February 20, 2009 and March 31, 2009, respectively.
(5)	Includes $17.9 million of exit charges recorded in 2007 in connection with the closure of our tunneling business.
(6)	All periods presented include amounts attributable to Aegion Corporation.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We are a global leader in infrastructure protection, providing proprietary technologies and services to protect against the corrosion of industrial pipelines and for the rehabilitation and strengthening of sewer, water, energy and mining piping systems and buildings, bridges, tunnels and waterfront structures. We offer one of the broadest portfolios of cost-effective solutions for rehabilitating aging or deteriorating infrastructure and protecting new infrastructure from corrosion. Our business activities include research and development, manufacturing, distribution, installation, coating and insulation, cathodic protection and licensing. Our products and services are currently utilized and performed in more than 100 countries across six continents. We believe that the depth and breadth of our products and services platform make us a leading “one-stop” provider for the world’s infrastructure rehabilitation and protection needs.

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

Our long-term strategy consists of:

●
expanding our position in the growing and profitable energy and mining sector through organic growth, selective acquisitions of companies, formation of strategic alliances and by conducting complimentary product and technology acquisitions;

●
growing market opportunities in the commercial and structural infrastructure sector (A) through (i) continued customer acceptance of current products and technologies and (ii) expansion of our product and service offerings with respect to protection, rehabilitation and restoration of a broader group of infrastructure assets and (B) by leveraging our premier brand and experience of successfully innovating and delivering technologies and services through selective acquisitions of companies and technologies and through strategic alliances;

●	expanding all of our businesses in key emerging markets such as Asia and the Middle East; and

●
streamlining our wastewater rehabilitation operations by improving project execution, cost management practices, including the reduction of redundant fixed costs, and product mix; and by identifying opportunities to streamline key management functions and processes to improve our profitability; and strongly emphasizing higher return manufacturing operations.

See “Financial Statements and Supplementary Data” in Item 8 of this report for further discussion regarding our recent acquisitions and strategic initiatives.

Results of Operations

2011 Compared to 2010

(dollars in thousands)			Increase (Decrease)
	2011	2010	$	%
Revenues	$938,585	$914,975	$23,610	2.6%
Gross profit	203,124	229,580	(26,456)	(11.5)
Gross profit margin	21.6%	25.1%	n/a	(3.5)
Operating expenses	151,764	144,245	7,519	5.2
Reversal of earnout	(1,700)	(1,700)	—	—
Acquisition-related expenses	6,372	—	6,372	n/m
Restructuring charges	2,151	—	2,151	n/m
Operating income	44,537	87,035	(42,498)	(48.8)
Operating margin	4.7%	9.5%	n/a	(4.8)
Income from continuing operations	26,547	60,562	(34,015)	(56.2)

Consolidated net income from continuing operations was $34.0 million, or 56.2%, lower in 2011 than in 2010. The decline was primarily due to performance issues and project delays in our North American Sewer and Water Rehabilitation business experienced throughout most of the year. Our North American Sewer and Water Rehabilitation business experienced challenging market conditions, including a product mix shift to lower margin small diameter pipes, smaller projects and other market challenges in project bids and releases. Additionally, our Energy and Mining segment experienced a lull in large-diameter pipe coating projects. Also contributing to the decline in income from continuing operations were acquisition related costs of $6.4 million ($4.7 million, net of tax), restructuring costs associated with a reduction in force of $2.2 million ($1.5 million, net of tax) and expenses associated with an expanded credit facility, which included a $5.7 million ($3.4 million, net of tax) make whole payment for the redemption of our outstanding Senior Notes and $1.1 million ($0.7 million, net of tax) write-off of unamortized debt issuance costs.

 Revenues during 2011 increased by $23.6 million, or 2.6%, primarily due to the inclusion of revenues from our recent acquisitions of CRTS, Hockway and Fyfe NA and international revenue growth in our industrial linings operations. These growth areas were partially offset by downturns in our North American Sewer and Water Rehabilitation business, as well as our pipe coating operations in the United States. Gross margins in 2011 were lower than the margins achieved in 2010 primarily due to lower gross margins achieved by our North American Sewer and Water Rehabilitation segment due to delays in project bids and releases causing lower volume and other performance issues principally in the western and eastern regions of the United States. In addition, there have been a larger percentage of small diameter pipe projects putting pressure on project management and margins. Gross margin rates achieved by our Energy and Mining segment continue to be lower than the prior year due to a change in the geographic mix of our industrial linings operations, which performed more work internationally, where margins are historically lower than North America and a change in the product mix in our coating operations to smaller diameter. We implemented improvements to our North American Sewer and Water Rehabilitation business in the second half of 2011, and we are experiencing robust market conditions throughout our key growth segments of Energy and Mining and Commercial and Structural.

Consolidated operating expenses increased $7.5 million, or 5.2%, in 2011 compared to 2010. The increase was primarily related to our recent acquisitions and increased costs to support the global growth of our Energy and Mining segment. These increases were partially offset by continued focus on operational efficiencies and cost containment efforts throughout the organization, specifically our North American Sewer and Water Rehabilitation segment. During 2011, we recorded $2.2 million of pre-tax severance related costs for a reduction in force across all segments of our company including our corporate headquarters. The majority of these costs were paid in 2011 and we do not anticipate any additional expense related to this reduction in force program. We anticipate these restructuring efforts will generate incremental savings of $5.0-$6.0 million in 2012.

Total contract backlog was $464.2 million at December 31, 2011 compared to $408.7 million at December 31, 2010. The December 31, 2011 levels include $63.9 million of backlog from our 2011 acquisitions of CRTS, Fyfe NA and Hockway. Additionally, through our United Pipeline Systems joint venture, we were awarded a $67.3 million dollar project in Morocco during the fourth quarter of 2011, which is the largest contract ever awarded for our Energy and Mining segment.

2010 Compared to 2009

(dollars in thousands)			Increase (Decrease)
	2010	2009	$	%
Revenues	$914,975	$726,866	$188,109	25.9%
Gross profit	229,580	190,591	38,989	20.5
Gross profit margin	25.1%	26.2%	n/a	(1.1)
Operating expenses	144,245	130,555	13,690	10.5
Reversal of earnout	(1,700)	(1,600)	(100)	6.3
Acquisition-related expenses	—	8,494	(8,494)	n/m
Restructuring charges	—	4,025	(4,025)	n/m
Operating income	87,035	49,117	37,918	77.2
Operating margin	9.5%	6.8%	n/a	2.7
Income from continuing operations	60,562	30,241	30,321	100.3

Consolidated net income from continuing operations was $60.6 million in 2010, an increase of $30.3 million, or 100.3%, over 2009. The improvement was driven by an increase in revenues of $188.1 million, or 25.9%, due primarily to strong revenue growth in our Energy and Mining segment and the inclusion of a full year of revenues from our 2009 acquisitions of Bayou and Corrpro and efforts to drive performance in our North American Sewer and Water Rehabilitation segment to monetize backlog. The increase in revenues was partially offset by declines in revenues in our European Sewer and Water Rehabilitation segment where in 2009 we exited selected, unprofitable contracting markets. Net income from continuing operations was unfavorably impacted in 2009 by acquisition-related expenses of $8.5 million and restructuring charges of $5.2 million. The restructuring expenses included $4.0 million, which is classified on the restructuring line of the income statement, and $1.2 million, which is classified in operating expenses on the income statement. Net income from continuing operations increased $21.7 million, or 55.7%, when compared to 2009 net income excluding acquisition-related expenses and restructuring charges.

Consolidated operating expenses increased $13.7 million, or 10.5%, to $144.2 million in 2010 from $130.6 million in 2009. The increase was due to the continued growth of our Energy and Mining and Asia-Pacific Sewer and Water Rehabilitation segments. The increase in operating expenses was partially offset by approximately $3.8 million from our cost reduction measures implemented by our European Sewer and Water Rehabilitation business related to its 2009 restructuring.

In 2009, we incurred $8.5 million of acquisition-related expenses. Approximately $8.2 million of this amount was related to the acquisitions of Bayou and Corrpro. We also incurred $4.0 million in restructuring charges related to our European Sewer and Water Rehabilitation business and the closure of the Corrpro paint team operation. The European restructuring charge was incurred to reorganize the business and position it for profitable growth and to reduce fixed costs. The reorganization included exiting low-return geographies, combining operations and realigning responsibilities and functions in our European headquarters office. The restructuring charge was comprised of severance, lease termination, asset impairment and legal costs. The Corrpro paint team business, which painted United States Navy ships, was non-core to our other businesses. The amount of the charge related to the paint team business was approximately $0.7 million and was primarily comprised of severance and asset impairment costs.

Segment Results

Energy and Mining Segment

(dollars in thousands)			2011 vs. 2010			2010 vs. 2009
			Increase (Decrease)			Increase (Decrease)
	2011	2010	$	%	2009	$	%
Revenues	$433,230	$382,246	$50,984	13.3%	$241,678	$140,568	58.2%
Gross profit	109,753	105,309	4,444	4.2	67,185	38,124	56.7
Gross profit margin	25.3%	27.6%	n/a	(2.3)	27.8%	n/a	(0.2)
Operating expenses	72,982	65,888	7,094	10.8	48,713	17,175	35.3
Reversal of earnout	(1,700)	(1,700)	—	—	(1,600)	(100)	6.3
Acquisition-related expenses	2,682	—	2,682	n/m	8,472	(8,472)	(100.0)
Restructuring charges	778	—	778	n/m	676	(676)	(100.0)
Operating income	35,011	41,121	(6,110)	(14.9)	10,924	30,197	276.4
Operating margin	8.1%	10.8%	n/a	(2.7)	4.5%	n/a	6.3

Revenues

Revenues in our Energy and Mining segment increased by $51.0 million, or 13.3%, to $433.2 million in 2011 compared to $382.2 million in 2010. This increase was primarily due to increases in our industrial linings and cathodic protection operations, partially offset by decreases in our pipe-coating operations. Our industrial linings operations experienced growth in all of its geographies and expanded its operations with work in the Middle East and Africa during 2011. We expect improving global markets will lead to expansion within existing geographies as well as new geographies, specifically Asia, the Middle East and North Africa, as evidenced by our recent acquisitions and joint ventures within our corrosion engineering, lining and pipe coating services operations. Our pipe-coating operations experienced a lull in availability of large-diameter pipe coating projects. Additionally, this segment included $6.4 million and $2.1 million of revenues from our recent acquisition of CRTS (June 30, 2011) and Hockway (August 2, 2011), respectively.

Our Energy and Mining segment contract backlog increased $110.3 million, or 75.5%, to $256.4 million at December 31, 2011 compared to December 31, 2010. We have increased backlog levels across all product lines with the largest growth coming from our industrial linings operations. In October 2011, through our Moroccan industrial linings joint venture, we were awarded a $67.3 million dollar project, which is the largest contract ever awarded for this segment. Additionally, the increase is due to the inclusion of backlog from our recent acquisitions of CRTS and Hockway of $40.3 million and $4.0 million, respectively, as of December 31, 2011.

Revenues in our Energy and Mining segment increased by $140.6 million, or 58.2%, to $382.2 million in 2010 compared to $241.7 million in 2009. This increase was primarily due to significant growth in our pipe coating and industrial linings operations. Additionally, the increase in revenues was due to the inclusion of a full year of results from our 2009 acquisitions of Bayou (February 20, 2009) and Corrpro (March 31, 2009) as well as the addition of double joint welding capabilities in the first quarter of 2010 and Bayou Perma-Pipe Canada, Ltd., our Canadian pipe coating joint venture (“BPPC”), in October 2009. Our Energy and Mining segment is active in six primary geographic regions: the United States, Canada, Mexico, South America, the Middle East and Europe, and includes pipeline rehabilitation, pipe coating, design and installation of cathodic protection systems and welding services. During 2010, each of these product lines experienced growth in revenue. Revenue in our Energy and Mining segment is responsive to market conditions in the oil, gas and mining industries; however, portions of our Energy and Mining segment are somewhat insulated from market downturns as they are not entirely dependent on new pipelines or expansion, but rather on rehabilitation and maintenance and the opportunity for our customers to gain increased utilization and capacity through existing assets.

Gross Profit and Gross Profit Margin

Our Energy and Mining segment gross profit increased by $4.4 million, or 4.2%, to $109.8 million in 2011 compared to $105.3 million in 2010 primarily due to our industrial linings operations and the inclusion of gross profit from our recent acquisitions of CRTS and Hockway. Our gross profit margin declined to 25.3% compared to 27.6%, due to a change in the geographic mix of our industrial linings operations, which performed more work in South America, where margins are historically lower than other regions due to a larger percentage of non-lining work on projects and a change in the product mix in our coating operations, with less large diameter pipe coating projects being performed than the prior year. We also had a number of larger international projects where margins are lower than in our core North American markets.

We believe our Energy and Mining segment is positioned for strong growth in 2012 due to our recently formed joint venture, UPS-Aptec, which was formed to execute a $67.3 million project in Morocco and USTS, which is being formed to execute pipeline, piping and flowline high-density polyethylene lining services throughout the Middle East and North Africa. Additionally, our recent acquisitions of CRTS and Hockway should enhance our market position in the Middle East. Finally, our pipe coating operations should experience growth in both revenue and profitability due to the return of the deep-water market in the Gulf of Mexico following the lifting of the offshore drilling moratorium. Bayou Wasco, which will allow us to expand our presence in the North American insulation market, should contribute to the Energy and Mining growth in 2012 and beyond.

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

Operating Expenses

Operating expenses in our Energy and Mining segment increased by $7.1 million, or 10.8%, in 2011 compared to 2010. The primary driver behind the increase in operating expenses was increased costs to support the organization’s growth, specifically in new international markets. Additionally, this segment included $3.6 million and $0.4 million, respectively, in operating expenses from our recent CRTS and Hockway acquisitions, including $2.5 million of purchase price depreciation and amortization. As a percentage of revenues, our Energy and Mining operating expenses were 16.8% for 2011 and 17.2% for 2010. Additionally, we incurred $2.7 million and $0.8 million of acquisition-related expenses and severance costs during 2011.

Operating expenses in our Energy and Mining segment increased by $17.2 million, or 35.3%, in 2010 compared to 2009. The increase in operating expenses during 2010 was attributable to the inclusion of a full year of operating expenses related to the expansion of our service offerings within the Energy and Mining segment of $11.2 million and increased support and higher corporate allocations due to the growth within the segment. In 2009, the contribution to operating expenses from Bayou and Corrpro was $48.9 million, of which $8.5 million were acquisition-related transaction expenses. As a percentage of revenues, our Energy and Mining operating expenses, exclusive of acquisition-related expenses and restructuring charges, were 17.2% in 2010 compared to 20.2% in 2009.

Operating Income and Operating Margin

Lower gross margins and higher operating expenses, including acquisition-related and reduction in force expenditures, partially offset by higher revenue, led to a $6.1 million, or 14.9%, decrease in operating income in 2011 compared to 2010. Operating margin decreased to 8.1% in 2011 compared to 10.8% in 2010 due to lower gross margins described earlier.

Operating income increased $30.2 million to $41.1 million in 2010 compared to $10.9 million in 2009. Operating income as a percentage of revenues increased to 10.8% in 2010 compared to 4.5% in 2009. The increase was due to the full year inclusion of Bayou and Corrpro and improved revenue levels partially offset by higher operating expenses to support the growth in the business.

North American Sewer and Water Rehabilitation Segment

(dollars in thousands)			2011 vs. 2010			2010 vs. 2009
			Increase (Decrease)			Increase (Decrease)
	2011	2010	$	%	2009	$	%
Revenues	$357,507	$413,828	$(56,321)	(13.6)%	$365,889	$47,939	13.1%
Gross profit	55,443	93,376	(37,933)	(40.6)	91,744	1,632	1.8
Gross profit margin	15.5%	22.6%	n/a	(7.1)	25.1%	n/a	(2.5)
Operating expenses	48,191	52,545	(4,354)	(8.3)	55,694	(3,149)	(5.7)
Restructuring charges	503	—	503	n/m	—	—	n/m
Operating income	6,749	40,831	(34,082)	(83.5)	36,050	4,781	13.3
Operating margin	1.9%	9.9%	n/a	(8.0)	9.9%	n/a	—

Revenues

Revenues decreased $56.3 million, or 13.6%, in 2011 to $357.5 million in our North American Sewer and Water Rehabilitation segment. Overall, the decreases were primarily due to lower backlog levels and delays in bids and project releases in the Eastern and Western regions of the United States as well as a higher percentage of small diameter pipe projects. Additionally, we were impacted by continuous severe weather during the early parts of 2011. The decreases were partially offset by growth in our Canadian operations as well as a $1.8 million increase in third-party tube sales.

Contract backlog in our North American Sewer and Water Rehabilitation segment at December 31, 2011 was $130.0 million. This represented a $29.5 million, or 18.5%, decrease from backlog at December 31, 2010. Overall, decreasing levels of backlog are due to weaker market conditions in the United States. We have reduced our crew and operating resources accordingly so as to minimize excess fixed cost capacity. We expect a more stable bid table during 2012 and are seeing an improvement in the margins of projects in backlog.

Revenues increased by 13.1% in our North American Sewer and Water Rehabilitation segment in 2010 to $413.8 million from $365.9 million in the prior year. Revenue growth was realized throughout most of our geographic markets, specifically, in the Central and Eastern regions of the United States. The increase was primarily due to the addition of crews in 2010 due to increased backlog levels as well as a $3.7 million increase in third-party tube sales from $11.5 million in 2009 to $15.2 million in 2010.

Gross Profit and Gross Profit Margin

Gross profit in our North American Sewer and Water Rehabilitation segment decreased by 40.6% to $55.4 million in 2011 compared to $93.4 million in 2010. Gross profit margins decreased from 22.6% in 2010 to 15.5% in 2011. The decrease was primarily due to the 13.6% decline in revenues and compressed gross margins resulting from project execution issues, magnified by project release delays impacting crew utilization. In addition, there has been a significant shift to lower margin small diameter sizes, pressuring project management and crew operations, further impacting performance. Contracting margins for the Eastern and Western regions improved in the second half of 2011 as we began to see the effects of our efforts to improve our project management organizational structure and to reduce further the operation’s fixed costs.

Gross profit in our North American Sewer and Water Rehabilitation segment increased by 1.8% to $93.4 million in 2010 compared to $91.7 million in 2009. Gross profit margins decreased 250 basis points from 25.1% in 2009 to 22.6% in 2010. The decrease in gross profit margin was primarily due to certain project execution issues related to certain cost overruns and project management weaknesses.

Operating Expenses

Operating expenses decreased by $4.4 million, or 8.3%, in 2011 compared to 2010 primarily due to a continued focus on operational efficiencies and resource management as well as lower corporate allocations. Operating expenses, as a percentage of revenues, were 13.5% in 2011 compared to 12.7% in 2010. Additionally, in 2011, we recorded $0.5 million of severance expense related to a reduction in force.

Operating expenses decreased 5.7% in 2010 compared to 2009 primarily due to a continued focus on operational efficiencies and resource management as well as lower corporate allocations due to the growth of the Energy and Mining segment. Operating expenses, as a percentage of revenues, were 12.7% in 2010 compared to 15.2% in 2009.

Operating Income and Operating Margin

Lower revenue levels and gross margins partially offset by lower operating expenses led to a $34.1 million, or 83.5%, decrease in operating income during 2011 compared to 2010. The North American Sewer and Water Rehabilitation segment operating margin decreased to 1.9% in 2011 compared to 9.9% in 2010 driven by the lower gross profit margin levels previously discussed.

While our bid table has recently improved, we continue to see a larger percentage of small diameter pipe projects and customers who have continued to delay project releases. We began to see improved performance towards the end of 2011 and coupled with more stable bid conditions and a more disciplined bidding approach, we anticipate continued improved performance in this business during 2012.

Operating income in this segment increased to $40.8 million in 2010 compared to $36.1 million in 2009, a 13.3% increase, primarily due to increased revenues and lower operating expenses, partially offset by lower gross profit margins. The North American Sewer and Water Rehabilitation segment operating margin was 9.9% in 2010 and 2009.

European Sewer and Water Rehabilitation Segment

(dollars in thousands)			2011 vs. 2010			2010 vs. 2009
			Increase (Decrease)			Increase (Decrease)
	2011	2010	$	%	2009	$	%
Revenues	$87,017	$74,260	$12,757	17.2%	$86,043	$(11,783)	(13.7)%
Gross profit	22,837	20,606	2,231	10.8	22,630	(2,024)	(8.9)
Gross profit margin	26.2%	27.7%	n/a	(1.5)	26.3%	n/a	1.4
Operating expenses	16,140	15,593	547	3.5	20,557	(4,964)	(24.1)
Restructuring charges	697	—	697	n/m	3,349	(3,349)	n/m
Operating income (loss)	6,000	5,013	987	19.7	(1,276)	6,289	(492.9)
Operating margin	6.9%	6.8%	n/a	0.1	(1.5%)	n/a	8.3

Revenues

Revenues in our European Sewer and Water Rehabilitation segment increased by $12.8 million, or 17.2%, in 2011 compared to 2010. The increase was primarily due to growth across all of our contracting regions, except France with the largest growth coming from our Netherlands operations as well as a $2.1 million, or 38.3%, growth in third-party tube sales. The United Kingdom market has shown signs of rebounding from weaker market conditions that persisted over the past few years.

Contract backlog in this segment was $20.7 million at December 31, 2011. This represented a decrease of $2.6 million, or 11.2%, compared to December 31, 2010. Backlog has improved in France, while market conditions and increased competition have slightly impacted backlog in the Netherlands. Our contract backlog is not reflective of anticipated increases in product sales across Europe, which have been gaining momentum.

In 2010, revenues in our European Sewer and Water Rehabilitation segment decreased by 13.7% to $74.3 million from $86.0 million in 2009. This decrease was due primarily to lower contracting revenues as we exited the contracting markets of Belgium, Romania and Poland. Additionally, we experienced poor market conditions in France and the United Kingdom due to depressed economic conditions along with the implementation of austerity measures. Partially offsetting the decline in contracting revenues were increased revenues from our manufacturing facility, driven by increased third-party tube sales.

Gross Profit and Gross Profit Margin

Gross profit increased by $2.2 million, or 10.8%, to $22.8 million in 2011 compared to $20.6 million in 2010, while gross profit margins declined slightly during 2011. The growth from our Netherlands operations was primarily at lower margins and we also experienced competitive pressures in Switzerland, which reduced our gross profit margin. The decline in gross profit margin was partially offset by improved performance in France and the United Kingdom and increased third party tube sales, which contributed a higher margin.

Gross profit declined by $2.0 million, or 8.9%, to $20.6 million in 2010 compared to $22.6 million in 2009 due to lower revenue levels coupled with performance issues in France. However, gross profit margin increased from 26.3% to 27.7% due to increased profitability in manufacturing, increased third-party tube sales, better project execution, more disciplined cost management across the European business and our exiting less profitable markets.

Operating Expenses

Operating expenses increased by $0.5 million, or 3.5%, in 2011 compared to 2010, due to increased expenditures to drive growth in tube sales and additional support for the growth of the business. Operating expenses as a percentage of revenues decreased to 18.5% for 2011, a reduction of 240 basis points from 21.0% for 2010, reflecting efficiencies from regional restructuring efforts and continued focus on expense control. Additionally, as part of the overall Company restructuring effort, the European Sewer and Water Rehabilitation segment incurred $0.7 million in the third quarter 2011 for severance related costs associated with reduction in force primarily in certain of our United Kingdom operations, more specifically its utility construction crews and related support staff, which we anticipate will save the operation approximately $0.6-$0.7 million on an annualized basis.

Operating expenses decreased by $5.0 million, or 24.1%, in 2010 compared to 2009, due to the 2009 reorganization as well as continued cost reduction efforts across all regions in Europe. As a result of the reorganization in 2009, we recorded a pre-tax restructuring charge of $4.6 million in the fourth quarter of 2009, of which $1.2 million was recorded in the operating expense line of the income statement. The restructuring charge consisted of employee severance and lease cancellation costs, along with write-downs of certain assets associated with the exit from various markets and no further costs from this reorganization occurred. Excluding the restructuring charges, operating expenses decreased $3.7 million, or 19.4%, in 2010 versus 2009.

Operating Income (Loss) and Operating Margin

Higher revenue, partially offset by slightly higher operating expenses, which included reduction in force expenditures, led to a $1.0 million, or 19.7%, increase in operating income in 2011 when compared to 2010. Operating margin slightly increased from 6.8% in 2010 to 6.9% in 2011. Excluding the 2011 restructuring charges, our operating income increased $1.7 million, or 33.6%, compared to 2010, while operating margins increased from 6.8% to 7.7% in the same context.

Lower operating expense, along with a higher gross profit margin in 2010, led to a $6.3 million improvement in operating income when compared to an operating loss of $1.3 million in 2009. Excluding restructuring charges in 2009, operating income increased $1.7 million, or 52.3%, from 2009 to 2010. In the same context, operating margin increased from 3.8% to 6.8%.

Asia-Pacific Sewer and Water Rehabilitation Segment

(dollars in thousands)			2011 vs. 2010			2010 vs. 2009
			Increase (Decrease)			Increase (Decrease)
	2011	2010	$	%	2009	$	%
Revenues	$43,717	$44,641	$(924)	(2.1)%	$33,256	$11,385	34.2%
Gross profit	6,772	10,289	(3,517)	(34.2)	9,032	1,257	13.9
Gross profit margin	15.5%	23.0%	n/a	(7.5)	27.2%	n/a	(4.2)
Operating expenses	9,111	10,219	(1,108)	(10.8)	5,591	4,628	82.8
Acquisition-related expenses	—	—	—	n/m	22	(22)	(100.0)
Restructuring charges	173	—	173	n/m	—	—	n/m
Operating income (loss)	(2,512)	70	(2,582)	(3,688.6)	3,419	(3,349)	(98.0)
Operating margin	(5.7)%	0.2%	n/a	(5.9)	10.3%	n/a	(10.1)

Revenues

Revenues in our Asia-Pacific Sewer and Water Rehabilitation segment decreased by $0.9 million, or 2.1%, to $43.7 million in 2011 compared to $44.6 million in 2010. The decrease was due primarily to lower revenue in India due to continued delays in the completion of older projects and the award of newer projects partially offset by growth of our Australian operation as we expand our primary Australian market beyond Sydney.

Contract backlog in our Asia-Pacific Sewer and Water Rehabilitation segment decreased by $42.3 million, or 53.0%, to $37.5 million at December 31, 2011 from $79.8 million at December 31, 2010. The decrease was primarily due to the lack of large awards in 2011 due to continued bid delays in India and Malaysia as well as our efforts to work through backlog in Australia, Hong Kong and Singapore. Additionally, a Singapore project was adjusted downward during the second quarter of 2011 due to project revisions. Prospects continue to be strong throughout most of Asia-Pacific for expansion of the business, including third-party tube sales.

Revenues in our Asia-Pacific Sewer and Water Rehabilitation segment increased by $11.4 million, or 34.2%, to $44.6 million in 2010 compared to $33.3 million in 2009. The increase was due primarily to the inclusion of a full-year of revenues from our Australian and Hong Kong operations, which had not been consolidated in the first two quarters of 2009, as well as the inclusion of revenue from Insituform-Singapore, which we acquired in January 2010. The increases mentioned above were partially offset by a revenue decline in India, primarily due to project delays as a result of the 2010 Commonwealth Games, which were held in 2010 in New Delhi, India, our primary market in India.

Gross Profit and Gross Profit Margin

Gross profit in our Asia-Pacific Sewer and Water Rehabilitation segment decreased by $3.5 million, or 34.2%, in 2011 compared to 2010. Our gross profit margin declined 750 basis points to 15.5% in 2011 compared to 23.0% in 2010. India continued to severely impact our overall Asia-Pacific gross profit margin due to the lack of new, more profitable projects and erosion of margins due to the continued delay of existing projects. Additionally, our Singapore operation experienced project release delays, which negatively impacted gross profit. These declines were partially offset by higher revenues in our Australian operations.

Gross profit in our Asia-Pacific Sewer and Water Rehabilitation segment increased by $1.3 million, or 13.9%, in 2010 compared to 2009. Gross profit increased in all regions except India. The decrease in India was primarily due to revisions made in the cost to complete for two projects.

Our gross profit margin decreased to 23.0% in 2010 compared to 27.2% in 2009 as this segment continued to grow into the contracting markets in Asia, but also due to the project write-downs in India. The contracting markets historically carry lower margins than third party tube sales and royalties, which made up a larger percentage of this segment in prior years.

Operating Expenses

Operating expenses decreased by $1.1 million, or 10.8%, in 2011 compared to 2010 due principally to cost containment efforts throughout the region and lower corporate allocations. Operating expenses, as a percentage of revenues, decreased to 20.8% in 2011 compared to 22.9% in 2010.

Operating expenses increased by $4.6 million, or 82.8%, in 2010 compared to 2009 due principally to our continuing investments in our Indian operation and the inclusion of expenses upon consolidation of our Australian, Hong Kong and Singaporean operations. Operating expenses, as a percentage of revenues, increased to 22.9% in 2010 compared to 16.8% in 2009.

Operating Income (loss) and Operating Margin

Lower gross profit and gross profit margins, partially offset by lower operating expense, led to a $2.6 million operating loss in 2011 compared to less than $0.1 million in operating income in 2010. Operating margin declined to (5.7)% in 2011 compared to 0.2% in 2010.

Improved revenues and gross profit, offset by lower gross profit margin and higher operating expenses, led to a $3.3 million, or 98.0%, decrease in operating income in 2010 compared to 2009. Operating margin declined to 0.2% in 2010 compared to 10.3% in 2009.

Commercial and Structural

(dollars in thousands)

	2011	2010
Revenues	$17,114	$—
Gross profit	8,319	—
Gross profit margin	48.6%	—
Operating expenses	5,340	—
Acquisition-related expenses	3,690	—
Operating loss	(711)	—
Operating margin	(4.2)%	—

In connection with our August 31, 2011 acquisition of Fyfe NA, a pioneer and industry leader in the development, manufacture and installation of FRP systems for the structural repair, strengthening and restoration of pipelines (water, wastewater, oil and gas), buildings (commercial, federal, municipal, residential and parking structures), bridges and tunnels, and waterfront structures, we have established the Commercial and Structural segment. Fyfe NA has a comprehensive portfolio of patented and other proprietary technologies and products, including its Tyfo® Fibrwrap® System, the first and most comprehensive carbon fiber solution on the market that complies with 2009 International Building Code requirements. Fyfe NA’s product and service offering also includes pipeline rehabilitation, concrete repair, epoxy injection, corrosion mitigation and specialty coatings services.

The 2011 time period represents financial results for the final four months of 2011. During 2011, we incurred $3.7 million of acquisition-related expenses for this business as well as current and former acquisition targets. In connection with the acquisition of Fyfe NA, we were granted exclusive negotiating rights to acquire Fyfe LA, Fyfe Asia and Fyfe Europe. In January 2012, we completed the acquisition of Fyfe LA and we anticipate completing the acquisitions of Fyfe Asia and Fyfe Europe during the first and second quarters of 2012, respectively. Backlog at December 31, 2011 for the Commercial and Structural segment was $19.6 million, a $2.1 million, or 12.2%, increase from September 30, 2011. We anticipate that the Commercial and Structural segment will generate very strong earnings (excluding acquisition-related expenditures) and top-line growth in 2012.

Excluding the acquisition-related expenses, our Commercial and Structural segment generated $3.0 million in operating income and a 17.4% operating margin. This segment has delivered strong gross and operating margins in the four-month period following the acquisition due to good performance on pipeline projects.

Other Income (Expense)

Interest Income and Expense

Interest expense increased by $6.4 million to $15.1 million in 2011 compared to $8.7 million in 2010. During the third quarter of 2011, we entered into a new $500.0 million credit facility consisting of a $250.0 million five-year revolving credit line and a $250.0 million five-year term loan facility. Interest expense in 2011 included a $5.7 million “make-whole” payment for our redemption of previously issued Senior Notes and the write-off of $1.1 million of unamortized debt issuance costs from our old credit facility. Interest expense increased to $8.7 million in 2010 compared to $8.3 million in 2009 primarily related to a full year of interest expense associated with our acquisitions of Bayou and Corrpro and the outstanding loan from our Bayou joint venture in Canada. Interest income was essentially flat in 2011 compared to 2010 and decreased $0.2 million to $0.3 million in 2010 compared to $0.5 million in 2009, due primarily to lower deposit balances throughout the year and lower interest rates on cash balances.

Other Income (Expense)

Other income increased by $2.9 million, or 304.4%, in 2011 compared to 2010. The increase in 2011 was due to the foreign currency adjustments discussed in Note 2 to the financial statements contained in this report and higher foreign currency gains from foreign denominated liabilities on our balance sheet. Other income (expense) decreased $2.4 million to $(0.9) million in 2010 compared to $1.4 million in 2009.

Taxes on Income

Our effective tax rate in 2011 was 23.8%, which was lower than the U.S. federal statutory rate primarily due to significant income in jurisdictions with rates lower than the United States. We expect a slightly higher effective tax rate in 2012 due to increased income in jurisdictions with higher tax rates, such as the United States.

Our deferred tax liabilities in excess of deferred tax assets were $32.3 million, including a $4.7 million valuation allowance primarily related to foreign net operating losses. Deferred tax assets include $0.5 million of foreign tax credit carryforwards, of which $0.1 million has no expiration date, $0.4 million, will expire in 2021, and $9.8 million in federal, state and foreign net operating loss carryforwards, net of applicable valuation allowances, of which $3.6 million has no expiration date and $6.2 million will expire between the years of 2012 and 2031.

Our effective tax rate in 2010 was 29.6% and was lower than the federal statutory rate due primarily to the benefit of income in jurisdictions with rates lower than the U.S. rate.

Our effective tax rate in any given year is dependent in part on the level of taxable income we generate in each of the foreign jurisdictions in which we operate.

Equity in Earnings of Affiliated Companies

Equity in earnings of affiliated companies was $3.5 million, $7.3 million and $1.2 million in 2011, 2010 and 2009, respectively. The 2011 results were $3.8 million less than 2010, primarily due to weaker results at Bayou Coating, our pipe coating joint venture in Baton Rouge, and at our German joint venture. The decrease at Bayou Coating was due to a reduced volume of large pipe coating projects, while the decrease in our German joint venture was due to more competitive conditions in Germany and economic issues in Eastern Europe.

On June 30, 2009, we acquired the outstanding ownership interests of our joint venture partner, VSL International Limited, in Insituform-Hong Kong and Insituform-Australia. For all periods prior to June 30, 2009, these joint ventures were reported as equity in earnings (losses) of affiliated companies, net of tax. At June 30, 2009, Insituform-Hong Kong and Insituform-Australia were accounted for as fully consolidated entities and are not included in equity in earnings (losses) of affiliated companies for periods after June 30, 2009. Equity losses from Insituform-Hong Kong and Insituform-Australia prior to June 30, 2009 were $0.3 million for 2009.

Noncontrolling Interests

Noncontrolling interests were $(1.1) million, $(1.4) million and $(1.2) million in 2011, 2010 and 2009, respectively. The decrease during 2011 was a result of lower income from our BPPC joint venture, partially offset by increased net income of our UPS joint ventures. Due to the formation of our recent joint ventures, specifically our United Pipeline System joint venture in Morocco, which was awarded a $67.3 million project in late 2011, we anticipate noncontrolling interests to increase in 2012.

In 2009, noncontrolling interests were partially related to the 25% interest in the net income of Insituform Linings held by Per Aarsleff until December 2009. In the fourth quarter of 2009, we purchased the remaining 25% noncontrolling interest in Insituform Linings.

Loss from Discontinued Operations

Revenues from discontinued operations were $0.1 million and $(4.6) million in 2010 and 2009, respectively. Losses from discontinued operations, net of income taxes, were $0.1 million and $4.1 million in 2010 and 2009, respectively. The results in discontinued operations were due to the winding down of our tunneling business, which was announced in March 2007. The losses and expenses in this segment in 2010 were primarily related to legal expenses with respect to certain final tunneling matters.

Liquidity and Capital Resources

Cash and Cash Equivalents

	December 31,
	2011	2010
	(In thousands)
Cash and equivalents	$106,129	$114,829
Restricted cash – in escrow	82	745

Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments and compensating balances for bank undertakings in Europe.

Sources and Uses of Cash

We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, potential acquisitions, working capital and debt servicing. During 2011, capital expenditures were primarily for equipment for BPPC, our Canadian coating operation, and supporting growth in our Energy and Mining and Asia-Pacific operations. We expect increased levels of capital expenditures in 2012 compared to 2011 primarily for capital requirements in our joint ventures formed in 2011 within our Energy and Mining segment.

At December 31, 2011, our cash balances were located worldwide for working capital and support needs. Given our extensive international operations, approximately 45% of our cash is denominated in currencies other than the United States dollar. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries (approximately $214.7 million as of December 31, 2011). Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.

Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At December 31, 2011, we believe our accounts receivable, net and costs and estimated earnings in excess of billings as reported on our consolidated balance sheet, are fully collectible. At December 31, 2011, we had certain net receivables that we believe will be collected but are being disputed by the customer in some manner, which have or may meaningfully impact the timing of collection or require us to invoke our contractual rights to an arbitration or mediation process, or take legal action. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.

Cash Flows from Operations

Cash flows from continuing operating activities provided $22.9 million in 2011 compared to $53.5 million in 2010. The decrease in operating cash flow from 2010 to 2011 was primarily related to lower earnings, but also was impacted by cash payments in 2011 associated with our corporate restructuring, acquisition expenses, the make whole payment in connection with the redemption of our senior notes and decreased deferred taxes.

We used $38.9 million in 2011 compared to $43.9 million in 2010 in relation to working capital. The largest component of our working capital during 2011 was a $38.3 million increase in accounts receivable, retainage and cost and estimated earnings in excess of billings. During 2011, we experienced an increase in DSOs due primarily to increased customer payable cycles, specifically municipalities, as well as certain isolated projects which have experienced delayed payments. Our DSOs from continuing operations increased by 15 days to 114 at December 31, 2011 from 99 at December 31, 2010. During the fourth quarter of 2011, we made improvements in our collection efforts in order to facilitate liquidity. We lowered our unbilled balances by 23.6% and our DSOs by four days compared to September 30, 2011. We expect strong collections during the first half of 2012 as a direct result of these efforts.  Additionally, we used $6.0 million for inventories, while accounts payable and accrued expenses used $2.2 million. Also, in 2011, we received $7.0 million as a return on equity from our affiliated companies.

As of December 31, 2011, we had approximately $23.7 million in receivables related to certain projects in India, Hong Kong, Atlanta and Louisiana. We are in various stages of discussions, arbitration and/or litigation with the project clients regarding such receivables.  Management believes that these receivables are fully collectible and a significant portion of the receivables will be collected during 2012.

Cash Flows from Investing Activities

Investing activities from continuing operations used $166.1 million and $39.0 million in 2011 and 2010, respectively. During 2011, we used $24.0 million to acquire CRTS, $4.6 million to acquire Hockway and $117.6 million to acquire Fyfe NA. (each as described in further detail in Note 1 to the financial statements contained in this report). We used $21.6 million in cash for capital expenditures in 2011 compared to $36.9 million in 2010. Capital expenditures during 2011 were primarily to support growth, particularly within our Energy and Mining segment’s coating operations in New Iberia, Louisiana and Canada. Overall, capital expenditures were lower during 2011 due to the controlled spending in our water and wastewater rehabilitation businesses. Capital expenditures in 2011 and 2010 were partially offset by $0.8 million and $0.5 million, respectively, in proceeds received from asset disposals. In 2011 and 2010, $0.7 million of non-cash capital expenditures were included in accounts payable and accrued expenditures.

During the next twelve months, we currently anticipate that we will spend approximately $15.0 million to fund the capital equipment and working capital needs of our newly formed joint ventures Bayou Wasco, WCU, Corrpower, UPS-APTec and USTS.  We anticipate $25.0 - $30.0 million to be spent on capital expenditures outside of these joint ventures to support our global operations.

Cash Flows from Financing Activities

Cash flows from financing activities from continuing operations provided $142.3 million in 2011 compared to $5.3 million used in 2010. In 2011, we received $250.0 million of proceeds from our new credit facility in order to fund the purchase of Fyfe NA and to redeem our outstanding Senior Notes. In 2011, we received $4.0 million as proceeds from our sale of 0.2 million shares of our common stock to two members of Fyfe Group LLC in connection with the Fyfe NA acquisition. Additionally, we received $3.6 million, including $1.5 million of tax benefits, as proceeds from the issuance of 0.4 million shares of our common stock through stock option exercises and restricted stock distributions. We distributed $1.7 million of income to the holders of the non-controlling interests in Delta Double Jointing LLC, our specialty welding joint venture. During 2011, we used $5.0 million to repurchase 0.3 million shares of our common stock through the publicly announced re-purchase program as discussed in Note 6 contained in this report.

Long-Term Debt

On August 31, 2011, we entered into a new $500.0 million credit facility (the “New Credit Facility”) with a syndicate of banks, with Bank of America, N.A. serving as the administrative agent and JPMorgan Chase Bank, N.A. serving as the syndication agent. The New Credit Facility consists of a $250.0 million five-year revolving credit line and a $250.0 million five-year term loan facility. The entire amount of the term loan was drawn on August 31, 2011 for the following purposes: (1) to pay the $115.8 million cash closing purchase price of our acquisition of the North American business of Fyfe Group, LLC, which transaction closed on August 31, 2011; (2) to retire $52.5 million in indebtedness outstanding under the prior credit facility; (3) to redeem our $65.0 million, 6.54% Senior Notes, due April 2013, and pay the associated $5.7 million make-whole payment due in connection with the redemption of the Senior Notes; and (4) to fund expenses associated with the Credit Facility and the Fyfe North America transaction. As part of the transaction, we paid $4.1 million in arrangement and commitment fees that will be amortized over the life of the New Credit Facility.

Generally, interest will be charged on the principal amounts outstanding under the New Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.50% to 2.50% depending on our consolidated leverage ratio. We can opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which is based on our consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus our applicable rate) as of December 31, 2011 was approximately 2.83%.

In November 2011, we entered into an interest rate swap agreement, for a notional amount of $83.0 million, which is set to expire in November 2014. The swap notional amount mirrors the amortization of $83.0 million of our original $250.0 million term loan from the New Credit Facility. The swap requires us to make a monthly fixed rate payment of 0.89% calculated on the amortizing $83.0 million notional amount, and provides us a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $83.0 million notional amount. The annualized borrowing rate of the swap at December 31, 2011 was approximately 2.55%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $83.0 million portion of our term loan from the new credit facility. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.

On March 31, 2011, we executed a second amendment (the “Second Amendment”) to our prior credit agreement dated March 31, 2009 (the “Old Credit Facility”). The Old Credit Facility was unsecured and initially consisted of a $50.0 million term loan and a $65.0 million revolving line of credit, each with a maturity date of March 31, 2012. With the Second Amendment, we sought to amend the Old Credit Facility to take advantage of lower interest rates available in the debt marketplace, to obtain more favorable loan terms generally and to provide the ability to issue letters of credit with terms beyond the expiration of the original facility. The Second Amendment extended the maturity date of the Old Credit Facility from March 31, 2012 to March 31, 2014 and provided us with the ability to increase the amount of the borrowing commitment by up to $40.0 million in the aggregate compared to $25.0 million in the aggregate allowed under the old Credit Facility prior to the Second Amendment. The Old Credit Facility was replaced by the New Credit Facility on August 31, 2011.

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

Our total indebtedness at December 31, 2011 consisted of $243.8 million of the original $250.0 million term loan from the New Credit Facility and $1.5 million of third party notes and other bank debt. In connection with the formation of BPPC, we and Perma-Pipe Canada Inc., our joint venture partner, loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Of such amount, $4.1 million was included in our consolidated financial statements as third-party debt as of December 31, 2011.

As of December 31, 2011, we had $18.2 million in letters of credit issued and outstanding under the New Credit Facility. Of such amount, $12.5 million was collateral for the benefit of certain of our insurance carriers and $5.7 million were letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

Our New Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. At December 31, 2011, we had the capacity to borrow up to approximately $61.0 million of additional debt under our New Credit Facility. The New Credit Facility also provides for events of default, including, in the event of non-payment or certain defaults under other outstanding indebtedness. See Note 5 to the financial statements contained in this report for further discussion on our debt covenants. We were in compliance with all covenants at December 31, 2011.

We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances and additional short- and long-term borrowing capacity for the next twelve months. We expect cash generated from operations to improve in 2012 due to anticipated increased profitability, improved working capital management initiatives and additional cash flows generated from businesses acquired in 2011.

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

The following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2011 (in thousands). This table includes cash obligations related to principal outstanding and interest under existing debt arrangements and operating leases.

Payments Due by Period
Cash Obligations(1)(2)(3)(4)(5)(6)	Total	2012	2013	2014	2015	2016	Thereafter

Long-term debt and notes payable	$249,409	$26,541	$32,243	$37,500	$40,625	$112,500	$-
Interest on long-term debt	23,148	6,714	5,805	4,894	3,854	1,881	-
Operating leases	38,139	12,897	9,992	7,424	4,781	2,115	930
Total contractual cash obligations	$310,696	$46,152	$48,040	$49,818	$49,260	$116,496	$930

(1)
Cash obligations are not discounted. See Notes 5 and 9 to the consolidated financial statements contained in this report regarding our long-term debt and credit facility and commitments and contingencies, respectively.

(2)	Interest on long-term debt was calculated using the current annualized rate on our long-term debt as discussed in Note 5 to the consolidated financial statements contained in this report.

(3)
At December 31, 2011, we had $16.3 million in earnout liabilities that are expected to be paid out by the end of 2013. See Note 1 to the consolidated financial statements contained in this report for further detail regarding earnout liabilities associated with our 2011 acquisitions.

(4)
Liabilities related to Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, have not been included in the table above because we are uncertain as to if or when such amounts may be settled.

(5)	There were no material purchase commitments at December 31, 2011.

(6)	Funding for the Corrpro pension scheme was excluded from this table as the amounts are immaterial.

Off-Balance Sheet Arrangements

We use various structures for the financing of operating equipment, including borrowings, operating leases and sale-leaseback arrangements. All debt is presented in the balance sheet. Our future commitments were $310.7 million at December 31, 2011. We also have exposure under performance guarantees by contractual joint ventures and indemnification of our surety. However, we have never experienced any material adverse effects to our consolidated financial position, results of operations or cash flows relative to these arrangements. At December 31, 2011, our maximum exposure to our joint venture partner’s proportionate share of performance guarantees was $0.7 million. All of our unconsolidated joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 9 to our consolidated financial statements contained in this report regarding commitments and contingencies.

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

Revenue Recognition

We recognize revenues and costs as construction, engineering and installation contracts progress using the percentage-of-completion method of accounting, which relies on total expected contract revenues and estimated total costs. Under this method, estimated contract revenues and resulting gross profit margin are recognized based on actual costs incurred to date as a percentage of total estimated costs. We follow this method since reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and gross profit are subject to revisions as the contract progresses to completion. Total estimated costs, and thus contract gross profit, are impacted by changes in productivity, scheduling and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, customer needs, customer delays in providing approvals, labor availability, governmental regulation and politics also may affect the progress and estimated cost of a project’s completion and thus the timing of revenue recognition and gross profit. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. When current estimates of total contract costs indicate that the contract will result in a loss, the projected loss is recognized in full in the period in which the loss becomes evident. Revenues from change orders, extra work and variations in the scope of work are recognized when it is probable that they will result in additional contract revenue and when the amount can be reliably estimated. Given the uncertainties associated with some of our contracts, it is possible for actual costs to vary from estimates previously made. Revisions to estimates could result in the reversal of revenues and gross profit previously recognized. For the year ended December 31, 2011, approximately 73.4% of our revenues were derived from percentage-of-completion accounting.

Many of our contracts provide for termination of the contract at the convenience of the customer. If a contract is terminated prior to completion, we would typically be compensated for progress up to the time of termination and any termination costs. In addition, many contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met as the result of circumstances that are within our control. Losses on terminated contracts and liquidated damages have historically not been significant.

Bayou is party to certain contracts that provide for multiple value-added coating and welding services to customer pipe for use in pipelines in the energy and mining industries, which we consider to be multiple deliverables. We recognize revenue for each deliverable as a separate unit of accounting under the accounting guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“FASB ASC 605”). Each service, or deliverable, we provide under these contracts could be performed without the other services. Additionally, each service has a readily determined selling price and qualifies as a separate unit of accounting. Performance of each of the deliverables is observable due to the nature of the services. Customer inspection typically occurs at the completion of each service before another service is performed.

Equity-Based Compensation

We record expense for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options and stock units, based on the fair value recognition provisions contained in FASB ASC 718, Compensation-Stock Compensation (“FASB ASC 718”). The fair value of stock option awards is determined using an option pricing model that is based on established principles of financial economic theory. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for valuation of stock option awards. Volatility and expected term assumptions are based on our historical experience. The risk-free rate is based on a U.S. Treasury note with a maturity similar to the option award’s expected term. The fair value of restricted stock, restricted stock unit and deferred stock unit awards is determined using our closing stock price on the award date. The shares of restricted stock and restricted stock units that are awarded are subject to performance and/or service restrictions. We make forfeiture rate assumptions in connection with the valuation of restricted stock and restricted stock unit awards that could be different than actual experience. Discussion of our application of FASB ASC 718 is described in Note 7 to the consolidated financial statements contained in this report.

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

We recognize tax liabilities in accordance with FASB ASC 740 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. While we believe the resulting tax balances as of December 31, 2011 and 2010 were appropriately accounted for in accordance with FASB ASC 740, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material.

We have recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries of approximately $214.7 million, which are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to the indefinitely reinvested profits is not feasible. A deferred tax asset is recognized only if we have definite plans to generate a U.S. tax benefit by repatriating earnings in the foreseeable future.

Goodwill

Under FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”), we assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Our annual assessment was last completed as of October 1, 2011. An impairment charge will be recognized to the extent that the implied fair value of a reporting unit is less than its carrying value. Factors that could potentially trigger an impairment review include (but are not limited to):

•	significant underperformance of a segment relative to expected, historical or projected future operating results;
•	significant negative industry or economic trends;
•	significant changes in the strategy for a segment including extended slowdowns in the segment’s market;
•	a decrease in our market capitalization below our book value for an extended period of time; and
•	a significant change in regulations.

Our recorded goodwill by reportable segment was as follows at December 31, 2011 (in millions):

Energy and Mining	$77.4
North American Sewer and Water Rehabilitation	101.8
European Sewer and Water Rehabilitation	21.8
Asia-Pacific Sewer and Water Rehabilitation	5.7
Commercial and Structural	43.2
Total goodwill	$249.9

In accordance with the provisions of FASB ASC 350, we determined the fair value of our reporting units at the annual impairment assessment date and compared such fair value to the carrying value of those reporting units to determine if there were any indications of goodwill impairment. Our reporting units for purposes of assessing goodwill are North American Sewer and Water Rehabilitation, European Sewer and Water Rehabilitation, Asia-Pacific Sewer and Water Rehabilitation, UPS, Bayou, Corrpro, CRTS, Hockway and Fyfe NA.

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

The market approach estimates fair value by first determining earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples for comparable publicly-traded companies with similar characteristics of the reporting unit. The EBITDA multiples for comparable companies are based upon current enterprise value. The enterprise value is based upon current market capitalization and includes a control premium. Management believes this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to our reporting units.

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

Significant assumptions used in our October 2011 goodwill review included: (i) five-year compounding annual growth rates generally ranging from 3% to 15%; (ii) sustained or slightly increased gross margins; (iii) peer group EBITDA multiples; (iv) terminal values for each reporting unit using a long-term growth rate of 3% to 3.5%; and (v) discount rates ranging from 16.5% to 18.0%. If actual results differ from estimates used in these calculations, we could incur future impairment charges. During our assessment of our reporting units’ fair values in relation to their respective carrying values, we had five reporting units that had a fair value within 15% percent of their carrying value. The total value of goodwill recorded at the impairment testing date for these reporting units was $198.0 million. Three of these reporting units within 15% are Fyfe NA, Hockway and CRTS, all of which were acquired in 2011. Accordingly, it is expected that their fair values would approximate their carrying values. The remaining four reporting units had a fair value in excess of 20% of their carrying value.  The total goodwill recorded at the impairment testing date for these reporting units was $54.0 million.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at December 31, 2011 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at December 31, 2011 was variable rate debt. At December 31, 2011 and 2010, the estimated fair value of our long-term debt was approximately $245.1 million and $106.0 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at December 31, 2011 would result in a $2.4 million increase in interest expense.

In November 2011, we entered into an interest rate swap agreement, for a notional amount of $83.0 million, which is set to expire in November 2014. The swap notional amount mirrors the amortization of $83.0 million of our original $250.0 million term loan from the New Credit Facility. The swap requires us to make a monthly fixed rate payment of 0.89% calculated on the amortizing $83.0 million notional amount, and provides us a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $83.0 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $83.0 million portion of our term loan from the New Credit Facility. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At December 31, 2011, a substantial portion of our cash and cash equivalents were denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $4.8 million impact to our equity through accumulated other comprehensive income.

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At December 31, 2011, there were no material foreign currency hedge instruments outstanding. See Note 10 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

The primary products and raw materials used by our Commercial and Structural segment in the manufacture of FRP composite systems are carbon, glass, resins, fabric, and epoxy raw materials. Fabric and epoxies are the largest materials purchased, which are currently purchased through a select group of suppliers, although we believe these and the other materials are available from a number of vendors. The price of epoxy historically is affected by the price of oil. In addition, a number of factors such as worldwide demand, labor costs, energy costs, import duties and other trade restrictions may influence the price of these raw materials.

Item 8.  Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control Over Financial Reporting	47

Report of Independent Registered Public Accounting Firm	48

Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009	49

Consolidated Balance Sheets, December 31, 2011 and 2010	50

Consolidated Statements of Equity for the Years Ended December 31, 2011, 2010 and 2009	41

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	52

Notes to Consolidated Financial Statements	53

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Under the supervision and with the participation of Company management, including the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer), an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In performing this evaluation, management employed the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.

Based on the criteria set forth in Internal Control – Integrated Framework, management, including the Company’s Chief Executive Officer and its Chief Financial Officer, has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The scope of management’s evaluation did not include our recent acquisitions of CRTS, Hockway and Fyfe NA. CRTS, Hockway and Fyfe NA are wholly-owned operations whose combined total assets and total revenues represented 4.2% and 2.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

Company management does not expect that its system of internal control over financial reporting and procedures will prevent all misstatements due to inherent limitations. Therefore, management’s assessment provides reasonable, but not absolute, assurance that misstatements will be prevented and/or detected by the established internal control and procedures over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

/s/ J. Joseph Burgess
J. Joseph Burgess President and Chief Executive Officer (Principal Executive Officer)

/s/ David A. Martin
David A. Martin Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aegion Corporation,

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, equity and cash flows present fairly, in all material respects, the financial position of Aegion Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded CRTS, Hockway and Fyfe NA from its assessment of internal control over financial reporting as of December 31, 2011 because these entities were acquired by the Company in purchase business combinations during 2011. We have also excluded CRTS, Hockway and Fyfe NA from our audit of internal control over financial reporting. CRTS, Hockway and Fyfe NA are wholly-owned operations whose combined total assets and total revenues represented 4.2% and 2.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Saint Louis, Missouri
February 28, 2012

Aegion Corporation and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands, except per share amounts)

	2011	2010	2009

Revenues	$938,585	$914,975	$726,866
Cost of revenues	735,461	685,395	536,275
Gross profit	203,124	229,580	190,591
Operating expenses	151,764	144,245	130,555
Earnout reversal	(1,700)	(1,700)	(1,600)
Acquisition-related expenses	6,372	—	8,494
Restructuring charges	2,151	—	4,025
Operating income	44,537	87,035	49,117
Other income (expense):
Interest expense	(15,075)	(8,691)	(8,296)
Interest income	347	332	520
Other	1,955	(947)	1,423
Total other expense	(12,773)	(9,306)	(6,353)
Income before taxes on income	31,764	77,729	42,764
Taxes on income	7,565	23,040	12,561
Income before equity in earnings of affiliated companies	24,199	54,689	30,203
Equity in earnings of affiliated companies	3,471	7,291	1,192
Income from continuing operations	27,670	61,980	31,395
Loss from discontinued operations	—	(100)	(4,070)
Net income	27,670	61,880	27,325
Non-controlling interests	(1,123)	(1,418)	(1,154)
Net income attributable to Aegion Corporation	$26,547	$60,462	$26,171

Earnings (loss) per share attributable to Aegion Corporation:
Basic:
Income from continuing operations	$0.67	$1.55	$0.81
Loss from discontinued operations	—	(0.01)	(0.11)
Net income	$0.67	$1.54	$0.70
Diluted:
Income from continuing operations	$0.67	$1.54	$0.81
Loss from discontinued operations	—	(0.01)	(0.11)
Net income	$0.67	$1.53	$0.70

The accompanying notes are an integral part of the consolidated financial statements.

Aegion Corporation and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2011 and 2010
(In thousands, except share information)

	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$106,129	$114,829
Restricted cash	82	745
Receivables, net	228,313	178,994
Retainage	33,933	28,726
Costs and estimated earnings in excess of billings	67,683	69,544
Inventories	54,540	42,524
Prepaid expenses and other current assets	27,305	30,031
Current assets of discontinued operations	—	1,193
Total current assets	517,985	466,586
Property, plant & equipment, less accumulated depreciation	168,945	164,486
Other assets
Goodwill	249,888	190,120
Identified intangible assets, less accumulated amortization	149,655	73,147
Investments	26,680	27,989
Deferred income tax assets	5,418	4,115
Other assets	6,393	4,260
Total other assets	438,034	299,631
Non-current assets of discontinued operations	—	2,607

Total Assets	$1,124,964	$933,310

Liabilities and Equity
Current liabilities
Accounts payable	72,326	74,820
Accrued expenses	69,417	73,035
Billings in excess of costs and estimated earnings	24,435	12,612
Current maturities of long-term debt and line of credit	26,541	13,028
Total current liabilities	192,719	173,495
Long-term debt, less current maturities	222,868	91,715
Deferred income tax liabilities	38,167	32,330
Other non-current liabilities	22,221	9,063
Total liabilities	475,975	306,603

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 39,352,375 and 39,246,015, respectively	394	392
Additional paid‑in capital	260,680	251,578
Retained earnings	373,796	347,249
Accumulated other comprehensive income	5,862	18,113
Total stockholders' equity	640,732	617,332
Non-controlling interests	8,257	9,375
Total equity	648,989	626,707

Total Liabilities and Equity	$1,124,964	$933,310

(See Commitments and Contingencies: Note 9)

The accompanying notes are an integral part of the consolidated financial statements.

Aegion Corporation and Subsidiaries Consolidated Statements of Equity For the Years Ended December 31, 2011, 2010 and 2009 (In thousands, except number of shares)
	Common Stock Shares $		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non-controlling Interests	Total Stockholders’ Equity	Comprehensive Income
BALANCE, December 31, 2008	27,977,785	$280	$109,235	$260,616	$(2,154)	$3,012	$370,989
Foreign currency translation revision (See Note 2)					4,223		4,223
BALANCE (Revised) Dec. 31, 2008	27,977,785	$280	$109,235	$260,616	$2,069	$3,012	$375,212
Net income	–	–	–	26,171	–	1,154	27,325	$27,325
Issuance of common stock, including tax benefits	10,573,540	106	130,297	–	–	–	130,403	–
Restricted stock and stock units issued	429,725	4	–	–	–	–	4	–
Issuance of shares pursuant to deferred stock units	21,645	–	–	–	–	–	–	–
Forfeitures of restricted stock	(68,751)	(1)	–	–	–	–	(1)	–
Equity-based compensation expense	–	–	4,839	–	–	–	4,839	–
Dividend to non-controlling interests	–	–	–	–	–	(959)	(959)	–
Purchase of Insituform Linings	–	–	(1,808)	–	–	(2,171)	(3,979)	–
Investments by non-controlling interests	–	–	–	–	–	4,107	4,107	–
Currency translation adjustment and derivatives	–	–	–	–	16,533	327	16,860	16,860
Total comprehensive income								44,185
Less: total comprehensive income attributable to noncontrolling interests								(1,481)
Total comprehensive income attributable to common stockholders								$42,704
BALANCE December 31, 2009	38,933,944	$389	$242,563	$286,787	$18,602	$5,470	$553,811
Net income	–	–	–	60,462	–	1,418	61,880	$61,880
Issuance of common stock, including tax benefits	132,485	1	2,302	–	–	–	2,303	–
Restricted shares issued	184,656	2	–	–	–	–	2
Issuance of shares pursuant to restricted stock units	32,156	–	–	–	–	–	–	–
Issuance of shares pursuant to deferred stock units	9,231	–	–	–	–	–	–	–
Forfeitures of restricted stock	(46,457)	–	–	–	–	–	–	–
Equity-based compensation expense	–	–	6,713	–	–	–	6,713	–
Distribution to non-controlling interests	–	–	–	–	–	(398)	(398)	–
Investments by non-controlling interests	–	–	–	–	–	2,578	2,578	–
Currency translation adjustment and derivatives	–	–	–	–	(489)	307	(182)	(182)
Total comprehensive income								61,698
Less: total comprehensive income attributable to noncontrolling interests								(1,725)
Total comprehensive income attributable to common stockholders								$59,973
BALANCE December 31, 2010	39,246,015	$392	$251,578	$347,249	$18,113	$9,375	$626,707
Net income (loss)	–	–	–	26,547	–	1,123	27,670	$27,670
Issuance of common stock, including tax benefits	128,052	1	3,610	–	–	–	3,611	–
Restricted shares issued	168,018	2	–	–	–	–	2	–
Issuance of shares in connection with Fyfe Group acquisition	246,760	2	3,998	–	–	–	4,000	–
Issuance of shares pursuant to restricted stock units	9,934	–	–	–	–	–	–	–
Issuance of shares pursuant to deferred stock units	20,640	–	–	–	–	–	–	–
Forfeitures of restricted shares	(140,448)	–	–	–	–	–	–	–
Stock repurchase program	(326,596)	(3)	(4,997)	–	–	–	(5,000)	–
Equity-based compensation expense	–	–	6,491	–	–	–	6,491	–
Investment by non-controlling interests	–	–	–	–	–	546	546	–
Distribution to non-controlling interests	–	–	–	–	–	(1,661)	(1,661)	–
Currency translation adjustment and derivatives	–	–	–	–	(12,251)	(1,126)	(13,377)	(13,377)
Total comprehensive income								14,293
Less: total comprehensive income attributable to noncontrolling interests								3
Total comprehensive income attributable to common stockholders								$14,296
BALANCE December 31, 2011	39,352,375	$394	$260,680	$373,796	$5,862	$8,257	$648,989
The accompanying notes are an integral part of the consolidated financial statements.

Aegion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands)
	2011	2010	2009
Cash flows from operating activities:
Net income	$27,670	$61,880	$27,325
Loss from discontinued operations	–	100	4,070
Income from continuing operations	27,670	61,980	31,395
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	36,039	30,732	28,440
Equity-based compensation expense	6,491	6,713	4,839
Deferred income taxes	(2,320)	8,024	3,994
Equity in earnings of affiliated companies	(3,471)	(7,291)	(1,192)
Earnout reversal	(1,700)	(1,700)	(1,600)
(Gain) loss on foreign currency transactions	(1,155)	98	(85)
Other	200	(1,173)	(1,345)
Changes in operating assets and liabilities:
Restricted cash	663	538	567
Return on equity method investments	7,018	7,803	2,537
Receivables net, retainage and costs and estimated earnings in excess of billings	(38,310)	(39,214)	(19,363)
Inventories	(5,992)	(9,677)	954
Prepaid expenses and other assets	2,045	(539)	8,991
Accounts payable and accrued expenses	(2,248)	(3,781)	491
Other operating	(2,046)	962	(327)
Net cash provided by operating activities of continuing operations	22,884	53,475	58,296
Net cash provided by (used in) operating activities of discontinued operations	–	(446)	6,162
Net cash provided by operating activities	22,884	53,029	64,458

Cash flows from investing activities:
Capital expenditures	(21,554)	(36,858)	(21,837)
Proceeds from sale of fixed assets	755	482	1,855
Patent expenditures	(1,130)	(1,346)	(2,705)
Purchase of CRTS, Hockway and Fyfe NA, net of cash acquired	(144,134)	–	–
Purchase of Garneau, Inc. assets and remaining interests in joint ventures	–	–	(11,624)
Purchase of Singapore licensee	–	(1,257)	–
Proceeds from net foreign investment hedges	–	–	6,818
Purchase of Bayou and Corrpro, net of cash acquired	–	–	(209,714)
Net cash used in investing activities of continuing operations	(166,063)	(38,979)	(237,207)
Net cash provided by investing activities of discontinued operations	–	–	798
Net cash used in investing activities	(166,063)	(38,979)	(236,409)

Cash flows from financing activities:
Proceeds from issuance of common stock, including tax effect of stock option exercises	3,610	2,302	128,998
Proceeds from issuance of common stock in connection with acquisition of Fyfe NA	4,000	–	–
Stock repurchase program	(5,000)	–	–
Distributions/dividends to noncontrolling interests	(1,661)	(398)	(959)
Investments by noncontrolling interests	546	2,578	4,107
Purchase of noncontrolling interests in Insituform Linings	–	–	(3,979)
Proceeds from notes payable	354	1,986	2,637
Principal payments on notes payable	(1,499)	(1,808)	(4,159)
Credit facility and other financing fees	(4,320)	–	–
Principal payments on long-term debt	(103,750)	(10,000)	(7,500)
Proceeds from long-term debt	250,000	–	53,700
Net cash provided by (used in) financing activities	142,280	(5,340)	172,845
Effect of exchange rate changes on cash	(7,801)	55	5,849
Net increase (decrease) in cash and cash equivalents for the period	(8,700)	8,765	6,743
Cash and cash equivalents, beginning of year	114,829	106,064	99,321
Cash and cash equivalents, end of year	$106,129	$114,829	$106,064

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$17,231	$7,046	$8,173
Net income taxes paid	10,077	19,001	7,143
The accompanying notes are an integral part of the consolidated financial statements.

Aegion Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.      DESCRIPTION OF BUSINESS

On October 25, 2011, Insituform Technologies, LLC (formerly known as Insituform Technologies, Inc. (“Insituform”)) reorganized by creating a new holding company structure (the “Corporate Reorganization”). The new parent company, Aegion Corporation (“Aegion”), includes Insituform as a wholly owned direct subsidiary. As part of the Corporate Reorganization, Insituform’s outstanding shares of common stock (and associated attached preferred stock rights) were automatically converted, on a share for share basis, into identical shares of Aegion common stock (and associated attached preferred stock rights).

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

Aegion Corporation is a global leader in infrastructure protection, providing proprietary technologies and services to protect against the corrosion of industrial pipelines and for the rehabilitation and strengthening of sewer, water, energy and mining piping systems and buildings, bridges, tunnels and waterfront structures. The Company offers one of the broadest portfolios of cost-effective solutions for rehabilitating aging or deteriorating infrastructure and protecting new infrastructure from corrosion. The Company’s business activities include research and development, manufacturing, distribution, installation, coating and insulation, cathodic protection and licensing. The Company’s products and services are currently utilized and performed in more than 100 countries across six continents. The Company believes that the depth and breadth of its products and services platform make it a leading comprehensive provider for the world’s infrastructure rehabilitation and protection needs.

Acquisitions/Strategic Initiatives

Energy and Mining Segment Expansion

In early 2009, the Company expanded its operations in the energy and mining sector to include pipe coating and cathodic protection services. In February 2009, the Company acquired the business of The Bayou Companies, LLC and its related entities (“Bayou”). The Company’s Bayou business provides cost-effective solutions to energy and infrastructure companies primarily in the Gulf of Mexico and North America. Bayou’s products and services include internal and external pipeline coating, lining, weighting and insulation. Bayou also provides specialty fabrication and services for offshore deep-water installations, including project management and logistics.

In March 2009, the Company acquired Corrpro Companies, Inc. and its subsidiaries (“Corrpro”). The Company’s Corrpro business offers a comprehensive line of fully-integrated corrosion protection products and services including: (i) engineering; (ii) product and material sales; (iii) construction and installation; (iv) inspection, monitoring and maintenance; and (v) coatings. Corrpro’s specialty in the corrosion control market is cathodic protection, an electrochemical process that prevents corrosion in new structures and stops the corrosion process for existing structures.

In October 2009, the Company expanded its coating and insulation services in Canada with its acquisition of the pipe coating and insulation facility and related assets of Garneau, Inc., through its joint venture Bayou Perma-Pipe Canada, Ltd. (“BPPC”). The Company holds a fifty-one percent (51%) majority interest in BPPC, while Perma-Pipe Canada, Inc. owns the remaining interest. BPPC serves as the Company’s pipe coating and insulation operations in Canada.

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

In April 2011, the Company organized a joint venture, Bayou Wasco Insulation, LLC (“Bayou Wasco”) to provide insulation services primarily for projects located in the United States, Central America, the Gulf of Mexico and the Caribbean. The Company holds a fifty-one percent (51%) majority interest in Bayou Wasco, while Wasco Energy Ltd., a subsidiary of Wah Seong Corporation Berhad (“Wasco Energy”), owns the remaining interest. Bayou Wasco is expected to commence providing insulation services by late 2012.

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

In June 2011, the Company created a joint venture in Saudi Arabia between Corrpro and Saudi Trading & Research Co., Ltd. (“STARC”). Based in Al-Khobar, Saudi Arabia since 1992, STARC delivers a wide range of products and services for its clients in the oil, gas, power and desalination industries. The joint venture, Corrpower International Limited (“Corrpower”), which is seventy percent (70%) owned by Corrpro and thirty percent (30%) owned by STARC, will provide a fully integrated corrosion protection product and service offering to government and private sector clients throughout the Kingdom of Saudi Arabia, including engineering, product and material sales, construction, installation, inspection, monitoring and maintenance. The joint venture will serve as a platform for the continued expansion of the Company’s Energy and Mining group in the Middle East. Corrpower commenced providing corrosion protections services in early 2012.

In June 2011, the Company acquired all of the outstanding stock of CRTS, Inc., an Oklahoma company (“CRTS”). CRTS delivers patented and proprietary internal and external coating services and equipment for new pipeline construction projects from offices in North America, the Middle East and Brazil. The purchase price was $24.0 million in cash at closing with CRTS shareholders able to earn up to an additional $15.0 million upon the achievement of certain performance targets over the three-year period ending December 31, 2013 (the “CRTS earnout”). The purchase price paid at closing was funded by borrowings against the Company’s prior line of credit, as discussed in Note 5.

In August 2011, the Company purchased the assets of Hockway Limited and the capital stock of Hockway Middle East FZE, based in the United Kingdom and United Arab Emirates, respectively (collectively, “Hockway”). Hockway was established in the United Kingdom in 1975 to service the cathodic protection requirements of British engineers working in the Middle East. In 2009, Hockway established operations in Dubai, United Arab Emirates. Hockway provides both onshore and offshore cathodic protection services in addition to manufacturing a wide array of cathodic protection components and is included in the Company’s Energy and Mining reportable segment. The purchase price was $4.6 million in cash at closing with Hockway shareholders able to earn up to an additional $1.5 million upon the achievement of certain performance targets over the three-year period ending December 31, 2013 (the “Hockway earnout”). The purchase price was funded out of the Company’s cash balances.

In October 2011, the Company organized UPS-Aptec Limited, a joint venture in the United Kingdom between United Pipeline Systems International, Inc., a subsidiary of the Company (“UPS-International”), and Allied Pipeline Technologies, SA (“APTec”). UPS-International owns fifty-one percent (51%) of the joint venture and APTec owns the remaining forty-nine percent (49%).  On October 21, 2011, the joint venture was awarded a $67.3 million contract for the installation of high-density polyethylene (HDPE) liners in approximately 135 miles of slurry pipelines located in Morocco. The project began in the fourth quarter of 2011 and is expected to be completed by early 2013.

In December 2011, the Company entered into an agreement with Special Technical Services LLC (“STS”), based in the Sultanate of Oman (“STS”), to form a joint venture, United Special Technical Services LLC (“USTS”), located in the Sultanate of Oman, for the purpose of executing pipeline, piping and flowline high-density polyethylene lining services throughout the Middle East and Northern Africa.  Pursuant to the agreement, the Company will hold a fifty-one percent (51%) equity interest in USTS and STS will hold the other forty-nine percent (49%) equity interest.  The Company expects STS to be operational by the second quarter of 2012.

The Company believes its recent acquisitions of CRTS and Hockway and the Bayou Wasco, WCU, Corrpower, UPS-APTec Limited and USTS joint ventures will accelerate the Company’s Energy and Mining group’s growth throughout the Middle East and strengthen the technical resources of the Energy and Mining platform.

Sewer and Water Rehabilitation Acquisitions

In June 2009, the Company acquired the shares of its joint venture partner, VSL International Limited, in Insituform Pacific Pty Limited (“Insituform-Australia”) and Insituform Asia Limited (“Insituform-Hong Kong”), its former Australian and Hong Kong joint ventures, respectively, in order to expand its operations in both Australia and Hong Kong. These entities perform sewer and water pipeline rehabilitation services.

In December 2009, the Company acquired the twenty-five percent (25%) noncontrolling interest in its European CIPP tube manufacturing operation, now known as Insituform Linings Limited (“Insituform Linings”) that had been owned by Per Aarsleff A/S, a Danish company. Insituform Linings manufactures CIPP tube for its European sewer rehabilitation operation and third-party sales.

In January 2010, the Company acquired its Singaporean CIPP licensee, Insitu Envirotech (S.E. Asia) Pte Ltd (“Insituform-Singapore”). Insituform-Singapore performs sewer rehabilitation services in Southeast Asia.

New Commercial and Structural Reportable Segment

On August 31, 2011, the Company purchased the North American business of Fyfe Group, LLC (“Fyfe NA”) for a purchase price at closing of $115.8 million (subject to working capital adjustments calculated from an agreed upon target), which was funded by borrowings under the Company’s new credit facility. The Company was also granted a one-year exclusive negotiating right to acquire Fyfe Group’s Asian, European and Latin American operations at a purchase price to be agreed upon by the parties at the time of exercise of the right. Fyfe NA, based in San Diego, California, is a pioneer and industry leader in the development, manufacture and installation of fiber reinforced polymer (FRP) systems for the structural repair, strengthening and restoration of pipelines (water, wastewater, oil and gas), buildings (commercial, federal, municipal, residential and parking structures), bridges and tunnels, and waterfront structures. Fyfe NA has a comprehensive portfolio of patented and other proprietary technologies and products, including its Tyfo® Fibrwrap® System, the first and most comprehensive carbon fiber solution on the market that complies with 2009 International Building Code requirements. Fyfe NA’s product and service offering also includes pipeline rehabilitation, concrete repair, epoxy injection, corrosion mitigation and specialty coatings services. This purchase resulted in a new reportable segment for the Company, the Commercial and Structural segment.

On January 4, 2012, the Company purchased Fyfe Group’s Latin American operations (“Fyfe LA”), which included all of the equity interests of Fyfe Latin America S.A., a Panamanian entity (and its interest in various joint ventures located in Peru, Costa Rica, Chile and Colombia), Fyfe – Latin America S.A. de C.V., an El Salvador entity, and Fibrwrap Construction Latin America S.A., a Panamanian entity. The purchase price was $2.3 million in cash at closing with the sellers able to earn an additional payout both annually upon achievement of certain performance targets over the three-year period ending December 31, 2014 (the “Fyfe LA earnout”) and upon completion of 2011 and 2012 audited financials based upon a multiple of EBITDA calculation. Fyfe LA provides Fibrwrap installation services throughout Latin America, as well as provides product and engineering support to installers and applicators of the FRP systems in Latin America. The purchase price was funded out of the Company’s cash balances. Fyfe LA will be included in the Company’s Commercial and Structural reportable segment. The Company has not completed its initial assessment of purchase price accounting for this entity due to the timing of the acquisition.

The Company is in current negotiations, pursuant to the one-year exclusive negotiating right provided as part of the Fyfe NA transaction, to acquire Fyfe Group’s Asian operations (“Fyfe Asia”) and Fyfe Group’s European operations (“Fyfe Europe”). The Company currently expects these transactions to close during the first and second quarters of 2012, respectively.

Purchase Price Accounting

The Company has substantially completed its preliminary accounting for the CRTS, Hockway and Fyfe NA acquisitions in accordance with the guidance included in FASB ASC 805, Business Combinations (“FASB ASC 805”). The Company has recorded finite-lived intangible assets at their preliminarily determined fair value related to non-compete agreements, customer relationships, backlog, trade names and trademarks and patents and other acquired technologies. The acquisitions resulted in goodwill related to, among other things, growth opportunities. The goodwill associated with the CRTS acquisition is not deductible for tax purposes. The $0.4 million of goodwill associated with the purchase of the assets of Hockway Limited is deductible for tax purposes. The goodwill associated with the Fyfe NA acquisition is deductible for tax purposes. Additionally, the Company recorded expenses of $6.4 million for costs incurred related to the acquisitions of CRTS, Hockway and Fyfe NA and other current and former identified acquisition targets that were either abandoned or not completed during 2011.

The contingent consideration arrangements discussed above require the Company to pay the former shareholders of CRTS and Hockway, respectively, additional payouts based on the achievement of certain performance targets over their respective three-year periods. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangements is between $0 and $16.5 million. As of December 31, 2011, the Company calculated the fair value of the contingent consideration arrangement to be $14.8 million for CRTS and $1.5 million for Hockway. In accordance with FASB ASC 820, Fair Value Measurements (“FASB ASC 820”), the Company determined that the CRTS earnout and Hockway earnout are derived from significant unobservable inputs (“Level 3 inputs”). Key assumptions include the use of a discount rate and a probability-adjusted level of profit derived from each entity.

CRTS contributed $6.4 million and $0.2 million, respectively, of revenue and losses during for the 184-day period ended December 31, 2011, as the acquisition was completed on June 30, 2011. Hockway contributed $2.1 million and less than $0.1 million, respectively, of revenue and losses for the 151-day period ended December 31, 2011, as the acquisition was completed on August 2, 2011. Fyfe NA contributed $17.1 million and $0.7 million, respectively, of revenue and losses for the 122-day period ended December 31, 2011, as the acquisition was completed on August 31, 2011. The following unaudited pro forma summary presents combined information of the Company as if these acquisitions had occurred on January 1, 2010 (in thousands, except share amounts):

	Year Ended
	December 31,
	2011	2010

Revenues	$976,621	$987,610
Net income(1)	29,531	69,923

(1)	Includes pro-forma adjustments for purchase price depreciation and amortization as if those intangibles were recorded as of January 1, 2010.

The following table summarizes the consideration recorded to acquire each business at its respective acquisition date (in thousands):

	CRTS	Hockway	Fyfe NA(1)	Total
Cash	$24,000	$4,606	$118,313	$146,919
Estimated fair value of earnout payments to shareholders	14,760	1,454	–	16,214
Total consideration recorded	$38,760	$6,060	$118,313	$163,133

(1)	Includes the cash purchase price at closing of $115.8 million plus a preliminary working capital adjustment to the sellers of $2.5 million, of which $1.8 million was paid in 2011.

The Company has completed an initial purchase price accounting of the CRTS, Hockway and Fyfe NA acquisitions. As the Company completes its final accounting for these acquisitions, there may be changes, some of which may be material, to this initial accounting. The following table summarizes the preliminary fair value of identified assets and liabilities of the acquisitions at their respective acquisition dates, based on the initial analyses (in thousands):

	CRTS	Hockway	Fyfe NA
Cash	$361	$536	$1,096
Receivables and cost and estimated earnings in excess of billings	2,365	1,993	16,019
Inventories	21	623	5,977
Prepaid expenses and other current assets	175	228	792
Property, plant and equipment	5,350	324	1,064
Identified intangible assets	26,220	2,200	53,768
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(2,830)	(1,826)	(3,642)
Deferred tax liabilities	(11,395)	–	–
Total identifiable net assets	$20,267	$4,078	$75,074

Total consideration recorded	$38,760	$6,060	$118,313
Less: total identifiable net assets	20,267	4,078	75,074
Goodwill at December 31, 2011	$18,493	$1,982	$43,239

The following adjustments were made during 2011, after the transactions’ respective acquisition dates as the Company continued its purchase price accounting:

	CRTS	Hockway	Fyfe NA
Total identifiable net assets at acquisition date	$19,883	$4,551	$69,704
Receivables and cost and estimated earnings in excess of billings	–	(409)	–
Inventories	–	(64)	–
Property, plant and equipment	4,033	–	(85)
Identifiable intangible assets	(3,105)	–	5,633
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(300)	–	(916)
Deferred tax liabilities	(244)	–	–
Other adjustments	–	–	738
Total identifiable net assets at December 31, 2011	20,267	4,078	75,074

Goodwill at acquisition dates	$18,017	$1,524	$46,082
Increase (decrease) in goodwill related to acquisitions	476	458	(2,843)
Goodwill at December 31, 2011	$18,493	$1,982	$43,239

During the second half of 2011, the fair value of the CRTS earnout liability was increased by $0.9 million due to a change in the preliminary valuation. The adjustments to the CRTS purchase price allocated to property, plant and equipment, intangible assets and changes to working capital resulted from a change in the preliminary valuation and purchase price allocation. The Company has substantially completed its purchase price accounting for the acquisition of CRTS with the exception of income taxes and other certain items, some of which may be material.

During the fourth quarter of 2011, the fair value of the Hockway earnout liability was decreased by $0.1 million due to a change in the preliminary valuation. The adjustments to the Hockway purchase price allocated to working capital resulted from the final working capital settlement that occurred during the fourth quarter of 2011. The Company has substantially completed its purchase price accounting for the acquisition of Hockway with the exception of income taxes and other certain items, some of which may be material.

The adjustments to the Fyfe NA purchase price allocated to intangible assets and changes to working capital resulted from a change in the preliminary valuation and purchase price allocation. During the fourth quarter of 2011, the Company identified an additional $2.5 million of consideration for the seller as a result of the preliminary closing working capital calculation exceeding the targeted closing working capital in the purchase agreement, of which $1.8 million was paid during 2011. The final working capital calculation will be completed in the first quarter of 2012 and may result in an additional adjustment to the purchase price. The Company has substantially completed its purchase price accounting for the acquisition of Fyfe NA with the exception of income taxes, the final working capital adjustments and other certain items, some of which may be material.

2.      SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and majority-owned subsidiaries in which the Company is deemed to be the primary beneficiary. For contractual joint ventures, the Company recognizes revenue, costs and profits on its portion of the contract using percentage-of-completion accounting. All significant intercompany transactions and balances have been eliminated. Additionally, certain prior year amounts have been reclassified to conform to the current year presentation.

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

Foreign Currency Translation

During the second quarter of 2011, the Company identified immaterial errors related to certain long term assets, primarily goodwill, that were being translated at historical foreign currency exchange rates instead of current exchange rates. The Company evaluated these errors and determined that the impact to previously issued financial statements was not material. To correct the identified foreign currency translation errors, the Company has revised prior period financial statements. As a result of this revision, total assets and stockholders’ equity as of December 31, 2010 on the consolidated balance sheet were revised from the previously reported amounts of $921.8 million and $615.2 million to $933.3 million and $626.7 million, respectively. Additionally, stockholders’ equity as of December 31, 2008 on the consolidated statement of equity was revised from the previously reported amount of $371.0 million to $375.2 million. For the years ended December 31, 2010 and 2009, total comprehensive income as presented on the consolidated statement of equity was revised from the previously reported $58.7 million and $36.6 million to $60.0 million and $42.7 million, respectively.

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

For the Company’s international subsidiaries, the local currency is generally the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates. The cumulative translation adjustment resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in total stockholders’ equity. Net foreign exchange transaction gains (losses) are included in other income (expense) in the consolidated statements of operations.

The Company’s accumulated other comprehensive income is comprised of three main components (i) currency translation; (ii) derivatives; and (iii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom. The significant majority of the activity during any given period is related to the currency translation adjustment.

Research and Development

The Company expenses research and development costs as incurred. Research and development costs of $2.2 million, $2.7 million and $2.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, are included in operating expenses in the accompanying consolidated statements of income.

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

Equity-Based Compensation

The Company records expense for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options and stock units based on the fair value recognition provisions contained in FASB ASC 718, Compensation – Stock Compensation (“FASB ASC 718”). The Company records the expense using a straight-line basis over the vesting period of the award. Fair value of stock option awards is determined using an option pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for valuation of stock option awards. Volatility and expected term assumptions are based on the Company’s historical experience. The risk-free rate is based on a U.S. Treasury note with a maturity similar to the option award’s expected term. Fair value of restricted stock, restricted stock unit and deferred stock unit awards is determined using the Company’s closing stock price on the award date. The shares of restricted stock and restricted stock units that are awarded are subject to performance and/or service restrictions. The Company makes forfeiture rate assumptions in connection with the valuation of restricted stock and restricted stock unit awards that could be different than actual experience. Discussion of the Company’s application of FASB ASC 718 is described in Note 7.

Revenues

Revenues include construction, engineering and installation revenues that are recognized using the percentage-of-completion method of accounting in the ratio of costs incurred to estimated final costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and equipment costs. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. When estimates indicate that a loss will be incurred on a contract, a provision for the expected loss is recorded in the period in which the loss becomes evident. At December 31, 2011, 2010 and 2009, the Company had provided $0.9 million, $0.8 million and $0.3 million, respectively, for expected losses on contracts. Revenues from change orders, extra work and variations in the scope of work are recognized when it is probable that they will result in additional contract revenue and when the amount can be reliably estimated.

Bayou is party to certain contracts that provide for multiple value-added coating and welding services to customer pipe for use in pipelines in the energy and mining industries, which the Company considers to be multiple deliverables. The Company recognizes revenue for each deliverable as a separate unit of accounting under the accounting guidance of FASB ASC 605, Revenue Recognition (“FASB ASC 605”). Each service, or deliverable, the Company provides under these contracts could be performed without the other services. Additionally, each service has a readily determined selling price and qualifies as a separate unit of accounting. Performance of each of the deliverables is observable due to the nature of the services. Customer inspection typically occurs at the completion of each service before another service is performed.

Earnings per Share

Earnings per share have been calculated using the following share information:

	2011	2010	2009
Weighted average number of common shares used for basic EPS	39,362,138	39,040,386	37,134,295
Effect of dilutive stock options, restricted stock and deferred stock units (Note 7)	336,317	373,494	379,232
Weighted average number of common shares and dilutive potential common stock used in diluted EPS	39,698,455	39,413,880	37,513,527

The Company excluded 189,202, 265,268 and 408,515 stock options in 2011, 2010 and 2009, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

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

Retainage

Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of revenue earned by the Company but held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company believes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract. Retainage is generally collected within one year of the completion of a contract, although collection can extend beyond one year from time to time. As of December 31, 2011, retainage receivables aged greater than 365 days approximated nine percent of the total retainage balance and collectibility was assessed as described in the allowance for doubtful accounts section below.

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

Long-Lived Assets

Property, plant and equipment and other identified intangibles (primarily customer relationships, patents and acquired technologies, trademarks, licenses, contract backlog and non-compete agreements) are recorded at cost and, except for goodwill and certain trademarks, are depreciated or amortized on a straight-line basis over their estimated useful lives. Changes in circumstances such as technological advances, changes to the Company’s business model or changes in the Company’s capital strategy can result in the actual useful lives differing from the Company’s estimates. If the Company determines that the useful life of its property, plant and equipment or its identified intangible assets should be changed, the Company would depreciate or amortize the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing or decreasing depreciation or amortization expense.

Long-lived assets, including property, plant and equipment and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such impairment tests are based on a comparison of undiscounted cash flows to the recorded value of the asset. The estimate of cash flow is based upon, among other things, assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company did not identify any long-lived assets of its continuing operations as being impaired during 2011, 2010 or 2009.

Goodwill

Under FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”), the Company assesses recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The annual assessment was last completed as of October 1, 2011. See Note 4 for additional information regarding goodwill by operating segment. Factors that could potentially trigger an impairment review include (but are not limited to):

•	significant underperformance of a reporting unit relative to expected, historical or projected future operating results;
•	significant negative industry or economic trends;
•	significant changes in the strategy for a reporting unit including extended slowdowns in a segment’s market;
•	a decrease in the Company’s market capitalization below its book value for an extended period of time; and
•	a significant change in regulations.

In accordance with the provisions of FASB ASC 350, the Company determined the fair value of its reporting units at the annual impairment assessment date and compared such fair value to the carrying value of those reporting units to determine if there was any indication of goodwill impairment. The Company’s reporting units for purposes of assessing goodwill are North American Sewer and Water Rehabilitation, European Sewer and Water Rehabilitation, Asia-Pacific Sewer and Water Rehabilitation, UPS, Bayou, Corrpro, CRTS, Hockway and Fyfe NA.

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

The market approach estimates fair value by first determining earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples for comparable publicly-traded companies with similar characteristics of the reporting unit. The EBITDA multiples for comparable companies is based upon current enterprise value. The enterprise value is based upon current market capitalization and includes a control premium. Management believes this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to the Company’s reporting units.

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
Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in the Company’s weighted average cost of capital or changes in operating performance. An impairment charge will be recognized to the extent that the implied fair value of a reporting unit is less than the related carrying value.

Significant assumptions used in the October 2011 goodwill review included: (i) five-year compounding annual growth rates generally ranging from 3% to 15%; (ii) sustained or slightly increased gross margins; (iii) peer group EBITDA multiples; (iv) terminal values for each reporting unit using a long-term growth rate of 3% to 3.5%; and (v) discount rates ranging from 16.5% to 18.0%. If actual results differ from estimates used in these calculations, the Company could incur future impairment charges. During the Company’s assessment of its reporting units’ fair values in relation to their respective carrying values, the Company had five reporting units that had a fair value within 15% percent of their carrying value. The total value of goodwill recorded at the impairment testing date for these reporting units was $198.0 million. Three of these reporting units within 15% are Fyfe NA, Hockway and CRTS, all of which were acquired in 2011. Accordingly, it is expected that their fair values would approximate their carrying values. The remaining four reporting units had a fair value in excess of 20% of their carrying value.  The total goodwill recorded at the impairment testing date for these reporting units was $54.0 million.

Investments in Affiliated Companies

The Company holds one-half of the equity interests in Insituform Rohrsanierungstechniken GmbH (“Insituform-Germany”), through our indirect subsidiary, Insituform Technologies Limited (UK).

Through its Bayou subsidiary, the Company holds forty-nine percent (49%) of the equity interest in Bayou Coating, LLC (“Bayou Coating”). Starting in January 2014, and solely during the month of January in each calendar year thereafter, the Company’s equity partner in Bayou Coating has the option to acquire (i) the assets of Bayou Coating at their book value as of the end of the prior fiscal year (determined on the basis of Bayou Coating’s federal information tax return for such fiscal year), or (ii) the equity interest of Bayou in Bayou Coating at forty-nine percent (49%) of the value of Bayou Coating.

Investments in entities in which the Company does not have control or is not the primary beneficiary of a variable interest entity, and for which the Company has 20% to 50% ownership and has the ability to exert significant influence are accounted for by the equity method. At December 31, 2011 and 2010, the investments in affiliated companies on the Company’s consolidated balance sheet were $26.7 million and $28.0 million, respectively. These investments in affiliated companies contained certain intangible assets and goodwill of $10.0 million and $10.6 million at December 31, 2011 and 2010, respectively, related to Bayou Coating associated with the acquisition of Bayou. During 2011 and 2010, the Company recorded $0.6 million and $0.7 million, respectively, in amortization expense on the equity earnings in affiliated companies line of the income statement in relation to these intangibles.

Net income presented below for 2011 includes Bayou Coating’s forty-one percent (41%) interest in Bayou Delta, which is eliminated for purposes of determining the Company’s equity in earnings of affiliated companies because Bayou Delta is consolidated in the Company’s financial statements as a result of its additional ownership through another subsidiary. The Company’s equity in earnings of affiliated companies for all periods presented below include acquisition-related depreciation and amortization expense and are net of income taxes associated with these earnings. Additionally, for the six months ended June 30, 2009, equity in earnings of affiliated companies include the Company’s portion of the earnings of Insituform-Hong Kong and Insituform-Australia. The remaining interests in these entities were acquired on June 30, 2009 as discussed in Note 1.

Financial data for these investments in affiliated companies at December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011 are summarized in the following tables below (in thousands):

Balance sheet data	2011	2010

Current assets	$34,159	$38,977
Non-current assets	22,209	22,279
Current liabilities	16,839	18,589

Income statement data	2011	2010	2009

Revenues	$134,716	$134,884	$108,567
Gross profit	29,651	36,095	25,029
Net income	12,512	19,497	6,062
Equity in earnings of affiliated companies	3,471	7,291	1,192

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

Based on its evaluation of the above factors and judgments, as of December 31, 2011, the Company consolidated any VIEs in which it was the primary beneficiary. Also, as of December 31, 2011, the Company had significant interests in certain VIEs primarily through its joint venture arrangements for which the Company was not the primary beneficiary. There have been no changes in the status of the Company’s VIE or primary beneficiary designations that occurred during 2011.

Financial data for the consolidated variable interest entities at December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011 are summarized in the following tables (in thousands):

Balance sheet data	2011	2010

Current assets	$40,525	$47,304
Non-current assets	19,005	18,529
Current liabilities	23,566	29,814

Income statement data	2011	2010	2009

Revenues	$55,792	$59,419	$40,132
Gross profit	12,005	11,544	7,209
Net income	1,959	1,373	2,995

The Company’s non-consolidated variable interest entities are accounted for under the equity method of accounting and discussed further in the “Investments in Affiliated Companies” section of Note 2 of this report.

Newly Adopted Accounting Pronouncements

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

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement (statement of comprehensive income), or (2) in two separate but consecutive financial statements (consisting of an income statement followed by a separate statement of other comprehensive income). Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted; however, this portion of the guidance has been deferred. The Company believes the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have an impact on our results of operations.

ASU No. 2011-08, which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other, affects all entities that have goodwill reported in their financial statements. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments in this update, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under ASC Topic 350. This guidance will become effective for interim and annual goodwill impairment tests performed for fiscal year 2012 with early adoption permitted. We did not early adopt this guidance and the Company does not anticipate that the adoption of this update will not have a material impact on the Company.

3.           SUPPLEMENTAL BALANCE SHEET INFORMATION

Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31 (in thousands):

	2011	2010	2009

Balance, at beginning of year	$2,768	$2,405	$1,700
Charged to expense	397	451	396
Write-offs and adjustments	144	(88)	309
Balance, at end of year	$3,309	$2,768	$2,405

Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following at December 31 (in thousands):

	2011	2010

Costs incurred on uncompleted contracts	$599,242	$569,856
Estimated earnings to date	171,983	120,595
Subtotal	771,225	690,451
Less – billings to date	(727,977)	(633,519)
Total	$43,248	$56,932
Included in the accompanying balance sheets:
Costs and estimated earnings in excess of billings	67,683	69,544
Billings in excess of costs and estimated earnings	(24,435)	(12,612)
Total	$43,248	$56,932

Costs and estimated earnings in excess of billings represent work performed that could not be billed either due to contract stipulations or the required contractual documentation has not been finalized. Substantially all unbilled amounts are expected to be billed and collected within one year.

Inventories

Inventories are summarized as follows at December 31 (in thousands):

	2011	2010

Raw materials and supplies	$17,353	$10,317
Work-in-process	6,767	5,171
Finished products	11,902	9,167
Construction materials	18,518	17,869
Total	$54,540	$42,524

Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31 (in thousands):

		Estimated Useful Lives (Years)		2011	2010

Land and land improvements				$12,725	$12,791
Buildings and improvements	5	–	40	64,810	64,287
Machinery and equipment	4	–	10	176,997	164,679
Furniture and fixtures	3	–	10	16,611	15,673
Autos and trucks	3	–	10	48,855	48,596
Construction in progress				15,263	9,089
Subtotal				335,261	315,115
Less – Accumulated depreciation				(166,316)	(150,629)
Total				$168,945	$164,486

Depreciation expense was $28.9 million, $24.3 million and $22.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Accrued Expenses

Accrued expenses consisted of the following at December 31 (in thousands):

	2011	2010

Vendor and other accrued expenses	$29,818	$29,028
Estimated casualty and healthcare liabilities	13,684	17,340
Job costs	14,654	15,353
Accrued compensation	10,454	9,936
Income tax payable and deferred income taxes	807	1,378
Total	$69,417	$73,035

4.      GOODWILL AND INTANGIBLE ASSETS

Goodwill

Our recorded goodwill by reporting segment was as follows at December 31 (in millions):

	2011	2010
Energy and Mining	$77.4	$57.5
North American Sewer and Water Rehabilitation	101.8	103.3
European Sewer and Water Rehabilitation	21.8	23.6
Asia-Pacific Sewer and Water Rehabilitation	5.7	5.7
Commercial and Structural	43.2	–
Total goodwill	$249.9	$190.1

The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at December 31 (in millions):

	2011	2010
Beginning balance (January 1, 2011 and 2010, respectively) (1)	$190.1	$188.6
Additions to goodwill through acquisitions(2)(3)	63.7	1.6
Foreign currency translation	(3.9)	(0.1)
Goodwill at end of period(4)	$249.9	$190.1

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
(3)
During 2011, the Company recorded goodwill of $18.5 million related to the acquisition of CRTS, $2.0 million related to the acquisition of Hockway and $43.2 million related to the acquisition of Fyfe NA as discussed in Note 1.

(4)	The Company does not have any accumulated impairment charges.

Amortized intangible assets were as follows (in thousands):

	As of December 31, 2011 (1)				As of December 31, 2010
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	8	$3,922	$(2,654)	$1,268	$3,895	$(2,465)	$1,430
Backlog	1	4,651	(3,705)	946	3,010	(2,999)	11
Leases	13	2,067	(183)	1,884	1,237	(95)	1,142
Trademarks	13	21,396	(2,141)	19,255	14,948	(1,290)	13,658
Non-competes	3	740	(729)	11	740	(589)	151
Customer relationships	14	102,963	(10,970)	91,994	53,307	(6,530)	46,777
Patents and acquired technology	15	53,906	(19,608)	34,298	24,947	(14,969)	9,978
		$189,645	$(39,990)	$149,655	$102,084	$(28,937)	$73,147

(1)
During 2011, the Company recorded (i) $1.6 million in backlog to be amortized over the weighted average life of one year, (ii) $6.4 million in trademarks and trade names to be amortized over a weighted average life of 20 years, (iii) $0.8 million in leases to be amortized over a weighted average life of ten years, (iv) $49.7 million in customer relationships to be amortized over a weighted average life of 18 years and (v) $23.7 million in patents and acquired technology to be amortized over a weighted average life of 19 years related to the acquisitions discussed in Note 1.

Amortization expense was $7.1 million, $6.4 million and $5.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization expense for each of the next five years is as follows (in thousands):

Year	Amount
2012	$10,614
2013	9,664
2014	9,664
2015	9,664
2016	9,663

5.	LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt, term note and notes payable consisted of the following at December 31 (in thousands):

	2011	2010
Term note, current annualized rate 2.74% due August 31, 2016	$243,750	$32,500
6.54% Senior Notes, Series 2003-A, due April 24, 2013	–	65,000
Other notes with interest rates from 5.0% to 10.5%	5,659	7,243
Subtotal	249,409	104,743
Less – Current maturities and notes payable	26,541	13,028
Total	$222,868	$91,715

Principal payments required to be made for each of the next five years are summarized as follows (in thousands):

Year	Amount
2012	$26,541
2013	32,243
2014	37,500
2015	40,625
2016	112,500
Total	$249,409

At December 31, 2011 and 2010, the estimated fair value of the Company’s long-term debt was approximately $245.1 million and $106.0 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model.

Financing Arrangements

On August 31, 2011, the Company entered into a new $500.0 million credit facility (the “New Credit Facility”) with a syndicate of banks, with Bank of America, N.A. serving as the administrative agent and JPMorgan Chase Bank, N.A. serving as the syndication agent. The New Credit Facility consists of a $250.0 million five-year revolving credit line and a $250.0 million five-year term loan facility. The entire amount of the term loan was drawn by the Company on August 31, 2011 for the following purposes: (1) to pay the $115.8 million cash closing purchase price of the Company’s acquisition of Fyfe NA, which closed on August 31, 2011 (see Note 1 for additional detail regarding this acquisition); (2) to retire $52.5 million in indebtedness outstanding under the Company’s prior credit facility; (3) to redeem the Company’s $65.0 million, 6.54% Senior Notes, due April 2013, and to pay the associated $5.7 million make-whole payment due in connection with the redemption of the Senior Notes; and (4) to fund expenses associated with the New Credit Facility and the Fyfe NA transaction. In connection with the New Credit Facility, the Company paid $4.1 million in arrangement and up-front commitment fees that will be amortized over the life of the New Credit Facility.

Generally, interest will be charged on the principal amounts outstanding under the New Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.50% to 2.50% depending on the Company’s consolidated leverage ratio. The Company also can opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of December 31, 2011 was approximately 2.83%.

In November 2011, the Company entered into an interest rate swap agreement, for a notional amount of $83.0 million, which is set to expire in November 2014. The swap notional amount mirrors the amortization of $83.0 million of the Company’s original $250.0 million term loan from the New Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 0.89% calculated on the amortizing $83.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $83.0 million notional amount. The annualized borrowing rate of the swap at December 31, 2011 was approximately 2.55%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $83.0 million portion of the Company’s term loan from the New Credit Facility. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.

On March 31, 2011, the Company executed a second amendment (the “Second Amendment”) to its prior credit agreement dated March 31, 2009 (the “Old Credit Facility”). The Old Credit Facility was unsecured and initially consisted of a $50.0 million term loan and a $65.0 million revolving line of credit, each with a maturity date of March 31, 2012. With the Second Amendment, the Company sought to amend the Old Credit Facility to take advantage of lower interest rates available in the debt marketplace, to obtain more favorable loan terms generally and to provide the ability to issue letters of credit with terms beyond the expiration of the original facility. The Second Amendment extended the maturity date of the Old Credit Facility from March 31, 2012 to March 31, 2014 and provided the Company with the ability to increase the amount of the borrowing commitment by up to $40.0 million in the aggregate, compared to $25.0 million in the aggregate allowed under the Old Credit Facility prior to the Second Amendment. The Old Credit Facility was replaced by the New Credit Facility on August 31, 2011.

The Company had an interest rate swap agreement with similar terms for its Old Credit Facility. As part of the retirement of the Old Credit Facility, the Company settled the outstanding balance of the swap agreement. During 2011, the Company recorded a $0.1 million loss in relation to the settlement of this interest rate swap.

At June 30, 2011, the Company borrowed $25.0 million on the line of credit under the Old Credit Facility in order to fund the purchase of CRTS. See Note 1 for additional detail regarding this acquisition.

On August 31, 2011, the Company recorded $1.1 million of expenses related to the write-off of unamortized arrangement and up-front commitment fees associated with the Old Credit Facility.

On September 6, 2011, the Company redeemed its outstanding $65.0 million, 6.54% Senior Notes, due April 2013. In connection with the redemption, the Company paid the holders of the Senior Notes a $5.7 million make-whole payment in addition to the $65.0 million principal payment.

The Company’s total indebtedness at December 31, 2011 consisted of $243.8 million outstanding from the original $250.0 million term loan under the New Credit Facility and $1.5 million of third party notes and bank debt in connection with the working capital requirements of Insituform Pipeline Rehabilitation Private Limited, the Company’s Indian joint venture (“Insituform-India”). In connection with the formation of Bayou Perma-Pipe Canada, Ltd. (“BPPC”), the Company and Perma-Pipe Canada, Inc. loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. As of December 31, 2011, $4.1 million of such amount was designated in the consolidated financial statements as third-party debt.

The Company’s total indebtedness at December 31, 2010 consisted of the $65.0 million Senior Notes, $32.5 million under the Old Credit Facility, $3.0 million of third party notes of Insituform-India and $4.2 million associated with BPPC.

As of December 31, 2011, the Company had $18.2 million in letters of credit issued and outstanding under the New Credit Facility. Of such amount, $12.5 million was collateral for the benefit of certain of our insurance carriers and $5.7 million were letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

Debt Covenants

The New Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio, consolidated fixed charge coverage ratio and consolidated net worth threshold. Subject to the specifically defined terms and methods of calculation as set forth in the New Credit Facility’s credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

Consolidated financial leverage ratio compares consolidated funded indebtedness to New Credit Facility defined income. The initial maximum amount was not to exceed 3.00 to 1.00 and will decrease periodically at scheduled reporting periods to not more that 2.25 to 1.00 beginning with the quarter ending period June 30, 2014. At December 31, 2011, the Company’s consolidated financial leverage ratio was 2.42 to 1.00 and, using the current New Credit Facility defined income, the Company had the capacity to borrow up to approximately $61.0 million of additional debt.

Consolidated fixed charge coverage ratio compares New Credit Facility defined income to New Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At December 31, 2011, the Company’s fixed charge coverage ratio was 2.08 to 1.00.

New Credit Facility defined consolidated net worth of the Company shall not at any time be less than the sum of 80% of the New Credit Facility defined consolidated net worth as of December 31, 2010, increased cumulatively on a quarterly basis by 50% of consolidated net income, plus 100% of any equity issuances. The current minimum consolidated net worth is $501.8 million. At December 31, 2011, the Company’s consolidated net worth was $640.7 million.

At December 31, 2011, the Company was in compliance with all of its debt and financial covenants as required under the New Credit Facility.

6.      STOCKHOLDERS’ EQUITY

Share Repurchase Plan

During 2011, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The authorization allowed the Company to purchase up to $5.0 million during 2011 and allows up to an additional $5.0 million during 2012. These amounts constitute the maximum open market repurchases currently authorized in any calendar year under the terms of the New Credit Facility. The Company also is authorized to purchase up to $5.0 million of the Company’s common stock in each calendar year in connection with the Company’s equity compensation programs for employees and directors. During the fourth quarter of 2011, the Company acquired 325,900 shares for $5.0 million ($15.34 average price per share) through the open market repurchase program and 696 shares for less than $0.1 million ($15.78 average price per share) in connection with the Company’s equity compensation programs. Once repurchased, the Company immediately retired the shares.

Equity Compensation Plans

In April 2009, the Company’s stockholders approved the 2009 Employee Equity Incentive Plan (the “2009 Employee Plan”), which replaced the 2006 Employee Equity Incentive Plan (the “2006 Employee Plan”). The 2009 Employee Plan provides for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options, stock units and stock appreciation rights. There are 2,500,000 shares of the Company’s common stock registered for issuance under the 2009 Employee Plan. The 2009 Employee Plan is administered by the Compensation Committee of the Board of Directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. At December 31, 2011, there were 387,516 options and 256,693 unvested shares of restricted stock and restricted stock units outstanding under the 2009 Employee Plan.

At December 31, 2011, there were 464,233 options and 283,332 unvested shares of restricted stock and restricted stock units outstanding under the 2006 Employee Plan.

The 2006 Employee Plan replaced the 2001 Employee Equity Incentive Plan, and contained substantially the same provisions as the former plan. At December 31, 2011, there were 100,066 options outstanding under the 2001 Employee Equity Incentive Plan.

In April 2011, the Company’s stockholders approved the 2011 Non-Employee Director Equity Incentive Plan (“2011 Director Plan”), which replaced the 2006 Non-Employee Director Equity Incentive Plan (“2006 Non-Employee Director Plan”). The 2011 Director Plan provides for equity-based compensation awards, including non-qualified stock options and stock units. There are 200,000 shares of the Company’s common stock registered for issuance under the 2011 Director Plan. The Board of Directors administers the Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the 2011 Director Plan. At December 31, 2011, there were 5,637 deferred stock units outstanding under the 2011 Director Plan.

The 2011 Director Plan replaced the 2006 Non-Employee Director and contains substantially the same provisions as the former plan. At December 31, 2011, there were 100,979 deferred stock units outstanding under the 2006 Non-Employee Director Plan.

The 2006 Non-Employee Director Plan replaced the 2001 Non-Employee Director Equity Incentive Plan, and contains substantially the same provisions as the former plan. At December 31, 2011, there were 37,500 options and 67,300 deferred stock units outstanding under the 2001 Non-Employee Director Equity Incentive Plan.

On April 14, 2008, the Company granted J. Joseph Burgess a non-qualified stock option to purchase 118,397 shares of the Company’s common stock, a performance-based award of 52,784 shares of restricted stock and a one-time award of 103,092 shares of restricted stock in connection with his appointment as the Company’s President and Chief Executive Officer. These awards were issued as “inducement grants” under the rules of the Nasdaq Global Select Market and, as such, were not issued pursuant to our 2006 Employee Plan. At December 31, 2011, there were 103,092 unvested shares of restricted stock and 118,397 options outstanding under this plan.

Activity and related expense associated with these plans are described in Note 7.

Stockholders’ Rights Plan

In February 2002, the Company’s Board of Directors adopted a Stockholders’ Rights Plan. Pursuant to the Stockholders’ Rights Plan, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company’s common stock, payable to the Company’s stockholders of record as of March 13, 2002. Each right, when exercisable, entitles the holder to purchase from the Company one one-hundredth of a share of a new series of voting preferred stock, designated as Series A Junior Participating Preferred Stock, $0.10 par value, at an exercise price of $116.00 per one one-hundredth of a share.

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

7.      EQUITY-BASED COMPENSATION

Stock Awards

Stock awards, which include restricted stock shares and restricted stock units, of the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock award compensation is recorded based on the award date fair value and charged to expense ratably through the three-year restriction period. Forfeitures of unvested stock awards cause the reversal of all previous expense recorded as a reduction of current period expense.

A summary of stock award activity during the years ended December 31, 2011, 2010 and 2009 is as follows:

	For the Years Ended December 31,
	2011		2010		2009
	Stock Awards	Weighted Average Award Date Fair Value	Stock Awards	Weighted Average Award Date Fair Value	Stock Awards	Weighted Average Award Date Fair Value
Outstanding, beginning of period	888,855	$15.25	806,643	$13.64	475,787	$14.25
Restricted shares awarded	168,018	26.41	184,656	22.87	399,507	13.26
Restricted stock units awarded	6,768	26.60	17,115	24.97	30,218	13.66
Restricted shares distributed	(270,142)	13.38	(22,838)	13.12	(43,241)	15.96
Restricted stock units distributed	(9,934)	11.19	(32,156)	19.34	(3,846)	25.60
Restricted shares forfeited	(140,448)	23.01	(46,457)	18.12	(50,649)	13.22
Restricted stock units forfeited	–	–	(18,108)	14.53	(1,133)	25.60
Outstanding, end of period	643,117	$17.44	888,855	$15.25	806,643	$13.64

Expense associated with stock awards was $3.7 million, $4.3 million and $3.1 million in 2011, 2010 and 2009, respectively. Unrecognized pre-tax expense of $3.6 million related to stock awards is expected to be recognized over the weighted average remaining service period of 1.3 years for awards outstanding at December 31, 2011.

For 2011, the Company did not achieve the minimum performance requirement of the 2011 restricted stock awards. Pursuant to the terms of the restricted stock award agreements, all 2011 restricted shares were subject to forfeiture. The Compensation Committee of the Board of Directors waived the forfeiture of the restricted shares for non-senior management employees of the Company. The restricted shares awarded to the Company’s senior management team, 55,187 shares, were forfeited on December 31, 2011.  In connection with such forfeiture, the Company reversed $0.5 million of previously recorded expense during the fourth quarter of 2011.

Deferred Stock Units

Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded according to this vesting schedule.

The following table summarizes information about deferred stock unit activity during the years ended December 31, 2011, 2010 and 2009:

	For the Years Ended December 31,
	2011		2010		2009
	Deferred Stock Units	Weighted Average Award Date Fair Value	Deferred Stock Units	Weighted Average Award Date Fair Value	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding, beginning of period	163,318	$19.43	147,374	$18.22	130,018	$18.46
Awarded	31,238	23.75	25,175	26.10	39,001	16.85
Shares distributed	(20,640)	20.13	(9,231)	18.38	(21,645)	17.14
Outstanding, end of period	173,916	$20.12	163,318	$19.43	147,374	$18.22

Expense associated with awards of deferred stock units was $0.7 million in 2011, 2010 and 2009, respectively.

Stock Options

Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant. The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. The fair value of stock options awarded during 2011, 2010 and 2009 was estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option award’s expected term.

	2011				2010		2009
	Range			Weighted Average	Range	Weighted Average	Range			Weighted Average
Weighted average grant-date fair value		n/a		$11.61	n/a	$10.56		n/a		$5.98
Volatility	47.0%	–	50.6%	50.4%	50.4%	50.4%	49.4%	–	50.1%	50.1%
Expected term (years)		7.0		7.0	7.0	7.0		7.0		7.0
Dividend yield		0.0%		0.0%	0.0%	0.0%		0.0%		0.0%
Risk-free rate	2.3%	–	3.0%	2.8%	3.1%	3.1%	2.5%	–	3.2%	2.5%

A summary of stock option activity during the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,198,516	$18.42	1,167,640	$17.71	1,032,773	$19.18
Granted	225,505	26.92	215,722	22.87	340,609	12.83
Exercised	(128,052)	16.48	(132,485)	17.16	(74,524)	15.30
Forfeited/expired	(188,257)	26.62	(52,361)	25.53	(131,218)	18.20
Outstanding at December 31	1,107,712	$18.98	1,198,516	$18.42	1,167,640	$17.71
Exercisable at December 31	690,449	$16.82	678,649	$19.37	633,789	$21.30

In 2011, 2010 and 2009, the Company recorded expense of $2.0 million, $1.7 million and $1.1 million, respectively, related to stock option awards. Unrecognized pre-tax expense of $2.2 million related to stock options is expected to be recognized over the weighted average remaining service period of 1.7 years for awards outstanding at December 31, 2011.

	2011	2010	2009
		(in millions)
Amount collected from stock option exercises	$2.1	$2.3		$1.1
Total intrinsic value of stock option exercises	1.1	1.2		0.4
Tax benefit of stock option exercises recorded in additional paid-in-capital	0.1	< 0.1	<	0.1
Aggregate intrinsic value of outstanding stock options	1.0	8.6		6.9
Aggregate intrinsic value of exercisable stock options	0.8	4.5		2.0

The intrinsic value calculations are based on the Company’s closing stock price of $15.34, $26.51 and $22.72 on December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, 1.9 million and 0.2 million shares of common stock were available for equity-based compensation awards pursuant to the 2009 Employee Plan and the 2011 Non-Employee Director Plan, respectively.

8.      TAXES ON INCOME (TAX BENEFITS)

Income (loss) from continuing operations before taxes on income (tax benefits) was as follows for the years ended December 31 (in thousands):

	2011	2010	2009

Domestic	$(381)	$40,941	$23,569
Foreign	32,145	36,788	19,195
Total	$31,764	$77,729	$42,764

Provisions (benefits) for taxes on income (tax benefit) from continuing operations consisted of the following components for the years ended December 31 (in thousands):

	2011	2010	2009
Current:
Federal	$948	$5,361	$2,745
Foreign	8,878	8,051	8,280
State	316	1,435	1,132
Subtotal	10,142	14,847	12,157
Deferred:
Federal	(1,700)	6,768	1,094
Foreign	492	832	(1,416)
State	(1,369)	593	726
Subtotal	(2,577)	8,193	404
Total tax provision	$7,565	$23,040	$12,561

Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes, equity in income (loss) of joint ventures and minority interests as a result of the following (in thousands):

	2011	2010	2009

Income taxes at U.S. federal statutory tax rate	$11,117	$27,205	$14,967
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	(639)	1,369	1,208
Transaction costs	574	—	586
Meals and entertainment	570	531	365
Changes in taxes previously accrued	158	(155)	(621)
Foreign tax rate differences	(3,412)	(4,335)	(2,453)
Recognition of uncertain tax positions	(214)	(453)	(191)
Other matters	(589)	(1,122)	(1,300)
Total tax provision	$7,565	$23,040	$12,561

Effective tax rate	23.8%	29.6%	29.4%

Net deferred taxes consisted of the following at December 31 (in thousands):

	2011	2010
Deferred income tax assets:
Foreign tax credit carryforwards	$483	$526
Net operating loss carryforwards	14,366	12,463
Accrued expenses	11,015	10,259
Other	8,563	4,064
Total gross deferred income tax assets	34,427	27,312
Less valuation allowance	(4,691)	(5,083)
Net deferred income tax assets	29,736	22,229
Deferred income tax liabilities:
Property, plant and equipment	(16,127)	(14,256)
Intangible assets	(27,088)	(18,097)
Undistributed foreign earnings	(7,051)	(7,051)
Other	(11,721)	(7,364)
Total deferred income tax liabilities	(61,987)	(46,768)
Net deferred income tax assets (liabilities)	$(32,251)	$(24,539)

The Company’s tax assets and liabilities, netted by taxing location, are in the following captions in the balance sheets (in thousands):

	2011	2010

Current deferred income tax assets, net	$3,728	$4,787
Current deferred income tax liabilities, net	(3,230)	(1,111)
Noncurrent deferred income tax assets, net	5,418	4,115
Noncurrent deferred income tax liabilities, net	(38,167)	(32,330)
Net deferred income tax assets (liabilities)	$(32,251)	$(24,539)

The Company’s deferred tax assets at December 31, 2011 included $14.4 million in federal, state and foreign net operating loss (“NOL”) carryforwards. These NOLs include $7.5 million, which if not used will expire between the years 2012 and 2031, and $6.9 million that have no expiration dates. The Company also has foreign tax credit carryforwards of $0.5 million, of which $0.1 million has no expiration date and $0.4 million, which if not used will expire in 2021.

For financial reporting purposes, a valuation allowance of $4.7 million has been recognized to reduce the deferred tax assets related to certain federal, state and foreign net operating loss carryforwards and other assets, for which it is more likely than not that the related tax benefits will not be realized, due to uncertainties as to the timing and amounts of future taxable income. The valuation allowance at December 31, 2010, was $5.1 million relating to the same items described above. Activity in the valuation allowance is summarized as follows for the years ended December 31 (in thousands):

	2011	2010	2009

Balance, at beginning of year	$5,083	$4,857	$2,993
Additions	1,058	499	492
Reversals	(1,352)	(570)	(309)
Other adjustments	(98)	297	1,681
Balance, at end of year	$4,691	$5,083	$4,857

The Company has recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries of approximately $214.7 million, which are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to the indefinitely reinvested profits is not feasible. A deferred tax asset is recognized only if we have definite plans to generate a U.S. tax benefit by repatriating earnings in the foreseeable future.

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

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009

Balance at January 1,	$1,672	$2,624	$1,010

Additions for tax positions of prior years	41	77	2,052
Reductions for tax positions of prior years	(238)	–	–
Lapse in statute of limitations	(406)	(1,076)	(618)
Foreign currency translation	(19)	47	180
Balance at December 31, total tax provision	$1,050	$1,672	$2,624

The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate was $1.0 million at December 31, 2011.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2011, 2010 and 2009, approximately $0.1 million, $0.2 million and $0.2 million was accrued for interest, respectively.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will change in 2012. The Company has certain tax return years subject to statutes of limitation that will expire within twelve months. Unless challenged by tax authorities, the expiration of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of approximately $0.1 million.

The Company is subject to taxation in the United States, various states and foreign jurisdictions. During the second quarter of 2011, the Internal Revenue Service initiated a review of the Company’s U.S. Federal income tax return for the calendar year 2009 in conjunction with the ongoing audit of calendar year 2008.  With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2007.

9.           COMMITMENTS AND CONTINGENCIES

Leases

The Company leases a number of its administrative and operations facilities under non-cancellable operating leases expiring at various dates through 2030. In addition, the Company leases certain construction, automotive and computer equipment on a multi-year, monthly or daily basis. Rental expense in 2011, 2010 and 2009 was $21.3 million, $20.0 million and $18.9 million, respectively.

At December 31, 2011, the future minimum lease payments required under the non-cancellable operating leases were as follows (in thousands):

Year	Minimum Lease Payments

2012	$12,897
2013	9,992
2014	7,424
2015	4,781
2016	2,115
Thereafter	930
Total	$38,139

Litigation

The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such litigation, individually and in the aggregate, will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Purchase Commitments

The Company had no material purchase commitments at December 31, 2011.

Guarantees

The Company has entered into several contractual joint ventures in order to develop joint bids on contracts for its installation business. In these cases, the Company could be required to complete the joint venture partner’s portion of the contract if the partner were unable to complete its portion. The Company would be liable for any amounts for which the Company itself could not complete the work and for which a third-party contractor could not be located to complete the work for the amount awarded in the contract. While the Company would be liable for additional costs, these costs would be offset by any related revenues due under that portion of the contract. The Company has not previously experienced material adverse results from such arrangements. At December 31, 2011, the Company’s maximum exposure to its joint venture partner’s proportionate share of performance guarantees was $0.7 million. Based on these facts, while there can be no assurances, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

The Company also has many contracts that require the Company to indemnify the other party against loss from claims of patent or trademark infringement. The Company also indemnifies its surety against losses from third-party claims of subcontractors. The Company has not previously experienced material losses under these provisions and, while there can be no assurances, currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at December 31, 2011 on its consolidated balance sheet.

Retirement Plans

Substantially all of the Company’s U.S. employees are eligible to participate in one of the Company’s sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. Total Company contributions to the domestic plans were $3.2 million, $3.1 million and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In addition, certain foreign subsidiaries maintain various other defined contribution retirement plans. Company contributions to such plans for the years ended December 31, 2011, 2010 and 2009 were $1.2 million, $1.2 million and $1.3 million, respectively.

In connection with its 2009 acquisition of Corrpro, the Company assumed an obligation associated with a contributory defined benefit pension plan sponsored by a subsidiary of Corrpro located in the United Kingdom. Employees of this Corrpro subsidiary no longer accrue benefits under the plan; however, Corrpro continues to be obligated to fund prior period benefits. Corrpro funds the plan in accordance with recommendations from an independent actuary and made contributions of $0.9 million and $0.8 million in 2011 and 2010, respectively. Both the pension expense and funding requirements for the years ended December 31, 2011 and 2010 were immaterial to the Company’s consolidated financial position and results of operations. The benefit obligation and plan assets at December 31, 2011 approximated $7.2 million and $7.6 million, respectively. The Company used a discount rate of 4.8% for the evaluation of the pension liability. The Company has recorded an asset associated with the overfunded status of this plan of approximately $0.4 million, which is included in other long-term assets on the consolidated balance sheet. The benefit obligation and plan assets at December 31, 2010 approximated $7.4 million and $6.8 million, respectively. Plan assets consist of investments in equity and debt securities as well as cash, which are primarily Level 2 investments under the fair value hierarchy of U.S. GAAP.

10.      DERIVATIVE FINANCIAL INSTRUMENTS

As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations or to hedge foreign currency cash flow transactions. For cash flow hedges, gain or loss is recorded in the consolidated statements of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were effective; therefore, no gain or loss was recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During the years ended December 31, 2011 and 2010, the Company recorded less than $0.1 million as a gain and less than $0.1 million as a loss, respectively, on the consolidated statements of operations upon settlement of the cash flow hedges. At December 31, 2011, the Company recorded a net deferred loss of $0.6 million in other current liabilities and other comprehensive income. At December 31, 2010, the Company recorded a net deferred loss of $0.3 million related to the cash flow hedges in other current liabilities and other comprehensive income.

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

In November 2011, the Company entered into an interest rate swap agreement, for a notional amount of $83.0 million, which swap is set to expire in November 2014. See Note 5 to the financial statements contained in this report for additional detail regarding the interest rate swap.

The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs (in thousands):

Designation of Derivatives	Balance Sheet Location	December 31, 2011	December 31, 2010
Derivatives Designated as Hedging Instruments
Forward Currency Contracts	Other current liabilities	$6	$126
Interest Rate Swaps	Other long-term liabilities	545	202
	Total Liabilities	$551	$328

Derivatives Not Designated as Hedging Instruments
Forward Currency Contracts	Other current assets	$9	$–
	Total Assets	$9	–

Forward Currency Contracts	Other current liabilities	$69	$16
	Total Derivative Assets	9	–
	Total Derivative Liabilities	620	344
	Total Net Derivative Liability	$611	$344

FASB ASC 820, Fair Value Measurements (“FASB ASC 820”), defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements for interim and annual reporting periods. The guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1 – defined as quoted prices in active markets for identical instruments; Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. In accordance with FASB ASC 820, the Company determined that the instruments summarized below are derived from significant observable inputs, referred to as Level 2 inputs.

The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Forward Currency Contracts	$9	–	$9	–
Total	$9	–	$9	–

Liabilities
Forward Currency Contracts	$75	–	$75	–
Interest Rate Swap	545	–	545	–
Total	$620	–	$620	–

	Total Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Forward Currency Contracts	$142	–	$142	–
Interest Rate Swap	202	–	202	–
Total	$344	–	$344	–

The following table summarizes the Company’s derivative positions at December 31, 2011:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Canadian Dollar/USD	Sell	$10,370,000	0.7	1.03
British Pound/USD	Sell	£200,000	0.2	1.13
Interest Rate Swap		$80,925,000	2.9

The Company had no significant transfers between Level 1, 2 or 3 inputs during 2011. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value.

11.      DISCONTINUED OPERATIONS

The Company has classified the results of operations of its tunneling business as discontinued operations for all periods presented. Substantially all existing tunneling business activity had been completed in early 2008. The Company did not have any substantial activity in 2011 relating to its tunneling business and does not expect any substantial activity in 2012. As of January 1, 2011, the Company reported all of the remaining associated assets and liabilities of its discontinued operations within its North American Sewer and Water Rehabilitation segment.

Operating results for discontinued operations are summarized as follows for the years ended December 31 (in thousands):

	2010	2009

Revenues	$140	$(4,604)
Gross profit (loss)	95	(3,798)
Operating expenses	266	2,234
Operating loss	(171)	(6,032)
Loss before tax benefits	(166)	(5,813)
Tax benefits	66	1,743
Net loss	(100)	(4,070)

Balance sheet data for discontinued operations was as follows at December 31 (in thousands):

2010

Receivables, retainage, costs and estimated earnings in excess of billings and other current assets.	$1,193
Property, plant and equipment, less accumulated depreciation	1,283
Deferred income tax assets	1,324
Total assets	$3,800

12.       SEGMENT AND GEOGRAPHIC INFORMATION

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

2011 and 2009 results by segment reflect $6.4 million and $8.5 million, respectively, of acquisition costs. The Company recorded these costs under “Acquisition-related expenses” on its consolidated statements of operations. Additionally, 2011 and 2009 segment results include $2.2 million and $4.0 million for restructuring charges. The 2011 restructuring charges were for severance related operating expenses associated with a reduction in force across the Company, a majority of which was paid in the third and fourth quarters. The Company does not expect any additional expense related to this reduction in force program. The 2009 restructuring charges consisted of employee severance and lease cancellation costs in Europe, along with write-downs of certain assets associated with the exit from various European markets. The Company recorded these charges for both periods under “Restructuring charges” on its consolidated statements of operations.

The following disaggregated financial results have been prepared using a management approach that is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. The Company evaluates performance based on stand-alone operating income (loss).

There were no customers that accounted for more than 10% of the Company’s revenues during any year in the three-year period ended December 31, 2011.

Financial information by segment was as follows at December 31 (in thousands):

	2011	2010	2009
Revenues:
Energy and Mining	$433,230	$382,246	$241,678
North American Sewer and Water Rehabilitation	357,507	413,828	365,889
European Sewer and Water Rehabilitation	87,017	74,260	86,043
Asia-Pacific Sewer and Water Rehabilitation	43,717	44,641	33,256
Commercial and Structural	17,114	–	–
Total revenues	$938,585	$914,975	$726,866

Operating income (loss):
Energy and Mining	$35,011	$41,121	$10,924
North American Sewer and Water Rehabilitation	6,749	40,831	36,050
European Sewer and Water Rehabilitation	6,000	5,013	(1,276)
Asia-Pacific Sewer and Water Rehabilitation	(2,512)	70	3,419
Commercial and Structural	(711)	–	–
Total operating income	$44,537	$87,035	$49,117

Total assets:
Energy and Mining	$479,194	$390,592	$334,925
North American Sewer and Water Rehabilitation	281,353	310,839	302,806
European Sewer and Water Rehabilitation	62,791	60,861	76,235
Asia-Pacific Sewer and Water Rehabilitation	76,932	63,100	51,873
Commercial and Structural	128,358	–	–
Corporate	96,336	104,118	96,251
Discontinued operations	–	3,800	4,493
Total assets	$1,124,964	$933,310	$866,583

Capital expenditures:
Energy and Mining	$11,375	$14,603	$3,890
North American Sewer and Water Rehabilitation	3,378	13,256	8,988
European Sewer and Water Rehabilitation	1,798	1,768	1,858
Asia-Pacific Sewer and Water Rehabilitation	1,908	5,094	5,567
Commercial and Structural	43	–	–
Corporate	3,052	2,137	1,534
Total capital expenditures	$21,554	$36,858	$21,837

Depreciation and amortization:
Energy and Mining	$16,613	$14,504	$12,129
North American Sewer and Water Rehabilitation	9,405	9,796	10,106
European Sewer and Water Rehabilitation	2,007	2,047	2,347
Asia-Pacific Sewer and Water Rehabilitation	2,728	2,060	1,313
Commercial and Structural	1,183	–	–
Corporate	4,103	2,325	2,545
Total depreciation and amortization	$36,039	$30,732	$28,440

Financial information by geographic area was as follows at December 31 (in thousands):

	2011	2010	2009
Revenues:
United States	$552,197	$604,372	$480,684
Canada	178,739	139,632	95,761
Europe	102,471	87,616	95,910
Other foreign	105,178	83,355	54,511
Total revenues	$938,585	$914,975	$726,866

Operating income (loss):
United States	$(2,212)	$40,172	$25,004
Canada	31,892	30,958	17,790
Europe	9,391	9,041	(11)
Other foreign	5,466	6,864	6,334
Total operating income	$44,537	$87,035	$49,117

Long-lived assets: (1)
United States	$153,853	$147,572	$131,447
Canada	22,998	20,564	25,371
Europe	12,474	13,596	21,173
Other foreign	12,693	15,003	9,052
Total long-lived assets	$202,018	$196,735	$187,043

(1)	Long lived assets as of December 31, 2011, 2010 and 2009 do not include intangible assets, goodwill or deferred tax assets.

13.           SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data was as follows for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2011:
Revenues	$210,587	$224,985	$246,218	$256,795
Gross profit	41,174	45,840	52,629	63,481
Operating income	5,489	7,840	9,498	21,710
Net income	3,006	7,629	1,160	14,752

Basic earnings per share:
Net income	$0.08	$0.19	$0.03	$0.37

Diluted earnings per share
Net income	$0.08	$0.19	$0.03	$0.37

Year ended December 31, 2010:
Revenues	$199,182	$230,192	$239,585	$246,016
Gross profit	48,680	59,199	61,419	60,282
Operating income	12,506	22,747	26,955	24,827
Income from continuing operations	8,510	15,805	18,826	17,421
Loss from discontinued operations	(49)	(28)	(16)	(7)
Net income	8,461	15,777	18,810	17,414

Basic earnings per share:
Income from continuing operations	$0.22	$0.40	$0.48	$0.44
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income	$0.22	$0.40	$0.48	$0.44

Diluted earnings per share
Income from continuing operations	$0.22	$0.40	$0.48	$0.44
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income	$0.22	$0.40	$0.48	$0.44

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2011. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2011. Management’s report is included in Item 8 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report is included in Item 8 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

The scope of management’s evaluation did not include our recent acquisitions of CRTS, Hockway and Fyfe NA. CRTS, Hockway and Fyfe NA are wholly-owned operations whose combined total assets and total revenues represented 4.2% and 2.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning this item is included in “Item 4A. Executive Officers of the Registrant” of this report and under the captions “Certain Information Concerning Director Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Corporate Governance Documents,” “Corporate Governance—Board Meetings and Committees—Audit Committee” and “Corporate Governance—Board Meetings and Committees—Audit Committee Financial Expert” in our Proxy Statement for our 2012 Annual Meeting of Shareholders (“2012 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

Information concerning this item is included under the captions “Executive Compensation,” “Compensation in Last Fiscal Year,” “Director Compensation,” “Corporate Governance—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2012 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning this item is included in Item 5 of this report under the caption “Equity Compensation Plan Information” and under the caption “Information Concerning Certain Stockholders” in the 2012 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information concerning this item is included under the caption “Corporate Governance—Independent Directors” in the 2012 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information concerning this item is included under the caption “Independent Auditors’ Fees” in the 2012 Proxy Statement and is incorporated herein by reference.

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

Dated: February 28, 2012	AEGION CORPORATION

	By:	/s/ J. Joseph Burgess
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

Signature	Title	Date

/s/ J. Joseph Burgess	Principal Executive Officer and	February 28, 2012
J. Joseph Burgess	Director

/s/ David A. Martin	Principal Financial Officer and	February 28, 2012
David A. Martin	Principal Accounting Officer

/s/ Stephen P. Cortinovis	Director	February 28, 2012
Stephen P. Cortinovis

/s/ Stephanie A. Cuskley	Director	February 28, 2012
Stephanie A. Cuskley

/s/ John P. Dubinsky	Director	February 28, 2012
John P. Dubinsky

/s/ Charles R. Gordon	Director	February 28, 2012
Charles R. Gordon

/s/ Juanita H. Hinshaw	Director	February 28, 2012
Juanita H. Hinshaw

/s/ M. Richard Smith	Director	February 28, 2012
M. Richard Smith

/s/ Alfred L. Woods	Director	February 28, 2012
Alfred L. Woods

/s/ Phillip D. Wright	Director	February 28, 2012
Phillip D. Wright

Index to Exhibits (1)

3.1
Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K12B filed on October 26, 2011), and Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the current report on Form 8-K12B filed on October 26, 2011).

3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K12B filed October 26, 2011).
4.1
Rights Agreement dated as of October 6, 2011 between Aegion Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K12B filed on October 26, 2011).

10.1
Agreement of Merger and Plan of Reorganization, dated October 19, 2011, by and among Insituform Technologies, Inc., Aegion Corporation and Insituform MergerSub, Inc. (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K12B filed October 26, 2011).

10.2
Assignment and Assumption Agreement, dated October 25, 2011, between Insituform Technologies, Inc. and Aegion Corporation (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K12B filed October 26, 2011).

10.3
Amended and Restated 2001 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix C to the definitive proxy statement on Schedule 14A filed on April 16, 2003 in connection with the 2003 annual meeting of stockholders). (2)

10.4
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

10.6
2009 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed on March 25, 2009, as revised on April 7, 2009, in connection with the 2009 annual meeting of stockholders). (2)

10.7
2006 Non-Employee Director Equity Incentive Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed on March 10, 2006 in connection with the 2006 annual meeting of stockholders). (2)

10.8
Employee Stock Purchase Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed on March 15, 2007 in connection with the 2007 annual meeting of stockholders). (2)

10.9
Senior Management Voluntary Deferred Compensation Plan of the Company, as amended and restated (incorporated by reference to Exhibit 10.13 to the annual report on Form 10-K for the year ended December 31, 2008). (2)

10.10	First Amendment to Senior Management Voluntary Deferred Compensation Plan of the Company, as amended and restated, filed herewith. (2)
10.11
2011 Non-Employee Director Equity Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed on March 18, 2011 in connection with the 2011 annual meeting of stockholders). (2)

10.12
2011 Executive Performance Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed on March 18, 2011 in connection with the 2011 annual meeting of stockholders). (2)

10.13	Form of Directors’ Indemnification Agreement, filed herewith.
10.14	Management Annual Incentive Plan effective January 1, 2012, filed herewith. (2)
10.15	Employment Letter between the Company and J. Joseph Burgess dated April 14, 2008 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on April 10, 2008). (2)
10.16	Employment Letter between the Company and Brian J. Clarke dated December 9, 2010, filed herewith. (2)
10.17
Employee Separation Agreement and Release between the Company and Holly S Sharp, effective December 31, 2011 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on January 4, 2012). (2)

10.18
Credit Agreement among the Company and certain of its domestic subsidiaries and Bank of America, N.A.,  JP Morgan Chase Bank, N.A. and certain other lenders party thereto dated August 31, 2011 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.19
Buyer Assignment and Assumption Agreement, dated October 26, 2011, between Insituform Technologies, Inc., Aegion Corporation and Bank of America N.A. (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.20
Acquisition Agreement by and among Insituform Technologies, Inc., Infrastructure Group Holdings, LLC, Fibrwrap Construction Services, Inc., Fibrwrap Construction Services USA, Inc., 0916268 B.C. LTD., Fyfe Group, LLC, R.D. Installations Inc., Fibrwrap Construction, Inc., Fibrwrap Construction L.P., Fibrwrap Construction Canada Limited, Fyfe Holdings, LLC and the Members of Fyfe Group, LLC, dated July 26, 2011 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on August 1, 2011).

10.21
First Amendment to and Acknowledgement under Acquisition Agreement by and among Insituform Technologies, Inc., Infrastructure Group Holdings, LLC, Fibrwrap Construction Services, Inc., Fibrwrap Construction Services USA, Inc. Fibrwrap Construction Services Ltd. f/k/a 0916268 B.C. Ltd., Fyfe Group, LLC, R.D. Installations Inc., Fibrwrap Construction, Inc., Fibrwrap Construction L.P., Fibrwrap Construction Canada Limited, Fyfe Holdings, LLC and the Members of Fyfe Group, LLC, dated August 31, 2011 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on September 7, 2011).

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