Form 10-Q
period 2012-03-31
Aegion Corp
filed 2012-04-26
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

There were 39,259,210 shares of common stock, $.01 par value per share, outstanding at April 23, 2012.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (in thousands, except per share amounts)

	For the Quarters Ended March 31,
	2012	2011

Revenues	$230,594	$210,587
Cost of revenues	177,910	169,413
Gross profit	52,684	41,174
Operating expenses	41,210	35,685
Acquisition-related expenses	575	—
Operating income	10,899	5,489
Other income (expense):
Interest expense	(2,400)	(1,993)
Interest income	68	85
Other	413	(466)
Total other expense	(1,919)	(2,374)
Income before taxes on income	8,980	3,115
Taxes on income	2,483	841
Income before equity in earnings of affiliated companies	6,497	2,274
Equity in earnings of affiliated companies	652	853
Net income	7,149	3,127
Non-controlling interests	(425)	(121)
Net income attributable to Aegion Corporation	$6,724	$3,006

Earnings per share attributable to Aegion Corporation:
Basic:	$0.17	$0.08
Diluted:	$0.17	$0.08

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarters Ended March 31,
	2012	2011

Net income	$7,149	$3,127
Other Comprehensive Income:
Foreign currency translation adjustments, net of tax	3,302	5,576
Total comprehensive income	10,451	8,703
Less: comprehensive income attributable to noncontrolling interests	(762)	(195)
Comprehensive income attributable to Aegion Corporation	$9,689	$8,508

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(in thousands, except share amounts)

	March 31,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$130,450	$106,129
Restricted cash	759	82
Receivables, net	209,213	228,313
Retainage	36,518	33,933
Costs and estimated earnings in excess of billings	77,672	67,683
Inventories	55,566	54,540
Prepaid expenses and other current assets	26,042	27,305
Total current assets	536,220	517,985
Property, plant & equipment, less accumulated depreciation	170,740	168,945
Other assets
Goodwill	251,275	249,888
Identified intangible assets, less accumulated amortization	148,761	149,655
Investments	27,508	26,680
Deferred income tax assets	5,612	5,418
Other assets	5,478	6,393
Total other assets	438,634	438,034

Total Assets	$1,145,594	$1,124,964

Liabilities and Equity
Current liabilities
Accounts payable	72,874	72,326
Accrued expenses	61,322	69,417
Billings in excess of costs and estimated earnings	20,443	24,435
Current maturities of long-term debt and line of credit	25,987	26,541
Total current liabilities	180,626	192,719
Long-term debt, less current maturities	243,697	222,868
Deferred income tax liabilities	39,262	38,167
Other non-current liabilities	22,472	22,221
Total liabilities	486,057	475,975

Equity
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 39,261,072 and 39,352,375, respectively	393	394
Additional paid‑in capital	256,858	260,680
Retained earnings	380,520	373,796
Accumulated other comprehensive income	8,827	5,862
Total stockholders' equity	646,598	640,732
Non-controlling interests	12,939	8,257
Total equity	659,537	648,989

Total Liabilities and Equity	$1,145,594	$1,124,964

(See Commitments and Contingencies: Note 7)

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
 (In thousands, except number of shares)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

BALANCE, December 31, 2010	39,246,015	$392	$251,578	$347,249	$18,113	$9,375	$626,707
Net income	–	–	–	3,006	–	121	3,127
Issuance of common stock including tax benefit	98,516	1	2,639	–	–	–	2,640
Restricted shares issued	164,253	2	–	–	–	–	2
Issuance of shares pursuant to deferred stock unit awards	1,308	–	–	–	–	–	–
Forfeitures of restricted stock	(17,216)	–	–	–	–	–	–
Equity based compensation expense	–	–	1,827	–	–	–	1,827
Investment by non-controlling interests	–	–	–	–	–	141	141
Distribution to non-controlling interests	–	–	–	–	–	(776)	(776)
Currency translation adjustment and derivative transactions	–	–	–	–	5,502	74	5,576
BALANCE, March 31, 2011	39,492,876	$395	$256,044	$350,255	$23,615	$8,935	$639,244

BALANCE, December 31, 2011	39,352,375	$394	$260,680	$373,796	$5,862	$8,257	$648,989
Net income	–	–	–	6,724	–	425	7,149
Issuance of common stock including tax benefit	11,623	1	670	–	–	–	671
Restricted shares issued	251,054	2	–	–	–	–	2
Issuance of shares pursuant to restricted stock unit awards	11,936	–	–	–	–	–	–
Issuance of shares pursuant to deferred stock unit awards	8,937	–	–	–	–	–	–
Forfeitures of restricted stock	(7,825)	–	–	–	–	–	–
Repurchase of common stock	(367,028)	(4)	(6,033)	–	–	–	(6,037)
Equity based compensation expense	–	–	1,541	–	–	–	1,541
Investment by non-controlling interests	–	–	–	–	–	3,920	3,920
Currency translation adjustment and derivative transactions	–	–	–	–	2,965	337	3,302
BALANCE, March 31, 2012	39,261,072	$393	$256,858	$380,520	$8,827	$12,939	$659,537

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Quarters Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$7,149	$3,127
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	9,783	7,502
(Gain) loss on sale of fixed assets	13	(17)
Equity-based compensation expense	1,541	1,827
Deferred income taxes	836	(1,159)
Equity in earnings of affiliated companies	(652)	(853)
(Gain) loss on foreign currency transactions	(843)	13
Other	1,172	(330)
Changes in operating assets and liabilities:
Restricted cash	(677)	521
Return on equity method investments	–	3,110
Receivables net, retainage and costs and estimated earnings in excess of billings	11,371	5,183
Inventories	126	(881)
Prepaid expenses and other assets	2,353	1,292
Accounts payable and accrued expenses	(13,308)	(22,741)
Other operating	319	(1,195)
Net cash provided by (used in) operating activities	19,183	(4,601)

Cash flows from investing activities:
Capital expenditures	(11,447)	(3,692)
Proceeds from sale of fixed assets	2,714	141
Patent expenditures	(219)	(286)
Receipt of cash from Hockway sellers due to final net working capital adjustments	1,048	–
Purchase of Fyfe Latin America, net of cash acquired	(3,048)	–
Purchase of Fyfe North America	(532)	–
Net cash used in investing activities	(11,484)	(3,837)

Cash flows from financing activities:
Proceeds from issuance of common stock, including tax effects	671	2,639
Investments from noncontrolling interests	3,920	141
Distributions/dividends to noncontrolling interests	–	(776)
Repurchase of common stock	(6,037)	–
Principal payments on notes payable	(633)	–
Proceeds from line of credit	26,000	–
Proceeds from long-term debt	983	–
Principal payments on long-term debt	(6,250)	(2,500)
Other financing activities	–	(87)
Net cash provided by (used in) financing activities	18,654	(583)
Effect of exchange rate changes on cash	(2,032)	1,535
Net increase (decrease) in cash and cash equivalents for the period	24,321	(7,486)
Cash and cash equivalents, beginning of period	106,129	114,829
Cash and cash equivalents, end of period	$130,450	$107,343

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     GENERAL

The accompanying unaudited consolidated financial statements of Aegion Corporation and its subsidiaries (collectively, “Aegion” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of March 31, 2012 and the results of operations, comprehensive income, statements of equity and cash flows for the three months ended March 31, 2012 and 2011. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2012. Additionally, certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for the quarter ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Acquisitions/Strategic Initiatives

Energy and Mining Segment Expansion

In April 2011, the Company organized a joint venture, Bayou Wasco Insulation, LLC (“Bayou Wasco”), to provide insulation services primarily for projects located in the United States, Central America, the Gulf of Mexico and the Caribbean. The Company holds a fifty-one percent (51%) majority interest in Bayou Wasco, while Wasco Energy Ltd., a subsidiary of Wah Seong Corporation Berhad (“Wasco Energy”), owns the remaining interest. Bayou Wasco is expected to commence providing insulation services by late 2012.

In April 2011, the Company also expanded its Corrpro Companies (“Corrpro”) and United Pipeline Systems (“UPS”) operations in Asia and Australia through its joint venture, WCU Corrosion Technologies Pte. Ltd., located in Singapore (“WCU”). WCU offers the Company’s Tite Liner® process in the oil and gas sector and onshore corrosion services, in each of Asia and Australia. The Company holds a forty-nine percent (49%) ownership interest in WCU, while Wasco Energy owns the remaining interest. WCU immediately began marketing its products and services.

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

In June 2011, the Company acquired all of the outstanding stock of CRTS, Inc., an Oklahoma company (“CRTS”). CRTS delivers patented and proprietary internal and external coating services and equipment for new pipeline construction projects from offices in North America, the Middle East and South America. The purchase price was $24.0 million in cash at closing with CRTS shareholders able to earn up to an additional $15.0 million upon the achievement of certain performance targets over the three-year period ending December 31, 2013 (the “CRTS earnout”). The purchase price paid at closing was funded by borrowings against the Company’s prior line of credit.

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

In March 2012, the Company organized United Special Technical Services LLC (“USTS”), a joint venture located in the Sultanate of Oman between United Pipeline Systems and Special Technical Services LLC (“STS”) for the purpose of executing pipeline, piping and flowline high-density polyethylene lining services throughout the Middle East and Northern Africa. Pursuant to the agreement, the Company will hold a fifty-one percent (51%) equity interest in USTS and STS will hold the other forty-nine percent (49%) equity interest. USTS initiated operations in the second quarter of 2012.

The Company believes its recent acquisitions of CRTS and Hockway and the Bayou Wasco, WCU, Corrpower, UPS-APTec Limited and USTS joint ventures will accelerate the Company’s Energy and Mining group’s growth throughout the Middle East and Northern Africa and strengthen the technical resources of the Energy and Mining platform.

New Commercial and Structural Reportable Segment

On August 31, 2011, the Company purchased the North American business of Fyfe Group, LLC (“Fyfe NA”) for a purchase price at closing of $115.8 million (subject to working capital adjustments calculated from an agreed upon target), which was funded by borrowings under the Company’s new credit facility as discussed in Note 5. The Company also was granted a one-year exclusive negotiating right to acquire Fyfe Group’s Asian, European and Latin American operations at a purchase price to be agreed upon by the parties at the time of exercise of the right. Fyfe NA, based in San Diego, California, is a pioneer and industry leader in the development, manufacture and installation of fiber reinforced polymer (FRP) systems for the structural repair, strengthening and restoration of pipelines (water, wastewater, oil and gas), buildings (commercial, federal, municipal, residential and parking structures), bridges and tunnels, and waterfront structures. Fyfe NA has a comprehensive portfolio of patented and other proprietary technologies and products, including its Tyfo® Fibrwrap® System, the first and most comprehensive carbon fiber solution on the market that complies with 2009 International Building Code requirements. Fyfe NA’s product and service offering also includes pipeline rehabilitation, concrete repair, epoxy injection, corrosion mitigation and specialty coatings services. This purchase resulted in a new reportable segment for the Company, the Commercial and Structural segment.

On January 4, 2012, the Company purchased Fyfe Group’s Latin American operations (“Fyfe LA”), which included all of the equity interests of Fyfe Latin America S.A., a Panamanian entity (and its interest in various joint ventures located in Peru, Costa Rica, Chile and Colombia), Fyfe – Latin America S.A. de C.V., an El Salvador entity, and Fibrwrap Construction Latin America S.A., a Panamanian entity. The cash purchase price at closing was $2.3 million. During the first quarter of 2012, we paid the sellers an additional $1.1 million based on the preliminary working capital adjustment. The sellers have the ability to earn up to an additional $0.8 million of proceeds based on reaching certain performance targets in the year ending December 31, 2012 and upon completion of 2011 and 2012 audited financials based upon a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) calculation. The Company recorded $0.1 million as its fair value estimate of this liability. Additionally, an annual payout can be earned based on the achievement of certain performance targets over the three-year period ending December 31, 2014 (the “Fyfe LA earnout”). The Company recorded $0.7 million as its fair value estimate of the Fyfe LA earnout liability. Fyfe LA provides Fibrwrap installation services throughout Latin America, as well as provides product and engineering support to installers and applicators of the FRP systems in Latin America. The purchase price was funded out of the Company’s cash balances. Fyfe LA is included in the Company’s Commercial and Structural reportable segment.

On April 5, 2012, the Company purchased Fyfe Group’s Asian operations (“Fyfe Asia”), which is based in Singapore, including its operations in Singapore, Hong Kong, Malaysia, Japan, Indonesia and Brunei. Customers in India and China will be served through an exclusive product supply and license agreement. The purchase price was $40.7 million. The acquisition also includes the patent portfolio of Fyfe Asia. Fyfe Asia will continue to actively research and develop improved products and processes for the structural repair, strengthening and restoration of buildings, bridges and other infrastructure using advanced composites. The purchase price was funded out of the Company’s cash balances and by borrowing $18.0 million against the Company’s line of credit. The Company has not completed its initial assessment of purchase price accounting for this entity due to the timing of the acquisition.

The Company is in negotiations to acquire Fyfe Group’s European operations (“Fyfe Europe”) pursuant to the one-year exclusive negotiating right provided as part of the Fyfe NA transaction. The Company currently expects this transaction to close by September 30, 2012.

Purchase Price Accounting

The Company has substantially completed its accounting for the CRTS, Hockway and Fyfe NA acquisitions and completed its initial accounting for Fyfe LA in accordance with the guidance included in FASB ASC 805, Business Combinations (“FASB ASC 805”). The Company has recorded finite-lived intangible assets at their preliminarily determined fair value related to non-compete agreements, customer relationships, backlog, trade names and trademarks and patents and other acquired technologies. The acquisitions resulted in goodwill related to, among other things, growth opportunities. The goodwill associated with the CRTS, Hockway Limited and Fyfe LA acquisitions are not deductible for tax purposes. The goodwill associated with the Fyfe NA acquisition is deductible for tax purposes. Additionally, the Company recorded expenses of $0.6 million for costs incurred related to the acquisitions of Fyfe LA and Fyfe Asia in the quarter ended March 31, 2012.

The contingent consideration arrangements previously discussed require the Company to pay the former shareholders of CRTS, Hockway and Fyfe LA, respectively, additional payouts based on the achievement of certain performance targets over their respective three-year periods. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangements is between $0 and $17.3 million. As of March 31, 2012, the Company calculated the fair value of the contingent consideration arrangement to be $14.8 million for CRTS, $1.5 million for Hockway and $0.8 million in total for Fyfe LA. In accordance with FASB ASC 820, Fair Value Measurements (“FASB ASC 820”), the Company determined that the CRTS earnout, Hockway earnout and Fyfe LA earnout are derived from significant unobservable inputs (“Level 3 inputs”). Key assumptions include the use of a discount rate and a probability-adjusted level of profit derived from each entity.

CRTS contributed $6.7 million and $1.2 million, respectively, of revenue and profits during for the quarter ended March 31, 2012. Hockway contributed $0.7 million and $0.1 million, respectively, of revenue and losses for the quarter ended March 31, 2012. Fyfe NA contributed $14.3 million and $1.0 million, respectively, of revenue and profits for the quarter ended March 31, 2012. Fyfe LA contributed $0.3 million and less than $0.1 million, respectively, of revenue and losses for the 87-day period ended March 31, 2012 (from date of acquisition). The following unaudited pro forma summary presents combined information of the Company as if these acquisitions had occurred on January 1, of the year preceding its acquisition (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Revenues	$230,593	$221,470
Net income(1)	6,724	3,390

(1)	Includes pro-forma adjustments for purchase price depreciation and amortization as if those intangibles were recorded as of January 1, of the year preceding its acquisition.

The following table summarizes the consideration recorded to acquire each business at its respective acquisition date (in thousands):

	CRTS	Hockway(1)	Fyfe NA(2)	Fyfe LA(3)	Total
Cash	$24,000	$3,552	$118,118	$3,349	$149,019
Estimated fair value of earnout payments and final payments owed to shareholders	14,760	1,454	–	820	17,034
Total consideration recorded	$38,760	$5,006	$118,118	$4,169	$166,053

(1)	Includes the cash purchase price at closing of $4.6 million plus a final working capital adjustment of $1.0 million, which was returned to the Company in the first quarter of 2012.
(2)
Includes the cash purchase price at closing of $115.8 million plus a preliminary working capital adjustment to the sellers of $2.3 million, of which $1.8 million was paid in 2011 and $0.5 million was paid in 2012.

(3)	Includes the cash purchase price at closing of $2.3 million and an additional $1.1 million payment during the first quarter of 2012 based on a preliminary working capital adjustment to the sellers.

The Company has completed an initial purchase price accounting of the CRTS, Hockway, Fyfe NA and Fyfe LA acquisitions. As the Company completes its final accounting for these acquisitions, there may be changes, some of which may be material, to this initial accounting. The following table summarizes the preliminary fair value of identified assets and liabilities of the acquisitions at their respective acquisition dates, based on the initial analyses (in thousands):

	CRTS	Hockway	Fyfe NA	Fyfe LA
Cash	$361	$536	$1,096	$301
Receivables and cost and estimated earnings in excess of billings	2,365	2,341	16,019	576
Inventories	21	623	5,977	514
Prepaid expenses and other current assets	175	228	792	75
Property, plant and equipment	5,350	324	1,064	90
Identified intangible assets	26,220	2,200	53,768	1,402
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(2,830)	(1,767)	(3,642)	(505)
Deferred tax liabilities	(11,395)	–	–	–
Total identifiable net assets	$20,267	$4,485	$75,074	$2,453

Total consideration recorded	$38,760	$5,006	$118,118	$4,169
Less: total identifiable net assets	20,267	4,485	75,074	2,453
Goodwill at March 31, 2012	$18,493	$521	$43,044	$1,716

The following adjustments were made during the quarter ended March 31, 2012, after the transactions’ respective acquisition dates as the Company continued its purchase price accounting:

	Hockway	Fyfe NA
Total identifiable net assets at December 31, 2011	$4,078	$75,074
Receivables and cost and estimated earnings in excess of billings	348	–
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	59	–
Total identifiable net assets at March 31, 2012	4,485	75,074

Goodwill at December 31, 2011	$1,982	$43,239
Decrease in goodwill related to acquisitions	(1,461)	(195)
Goodwill at March 31, 2012	$521	$43,044

2.      ACCOUNTING POLICIES

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

Foreign Currency Translation

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

The Company’s accumulated other comprehensive income is comprised of three main components: (i) currency translation; (ii) derivatives; and (iii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom. The significant majority of the activity during any given period is related to the currency translation adjustment.

Investments in Affiliated Companies

The Company holds one-half of the equity interests in Insituform Rohrsanierungstechniken GmbH (“Insituform-Germany”), through our indirect subsidiary, Insituform Technologies Limited (UK). The Company, through its subsidiary, The Bayou Companies, LLC, owns a forty-nine percent (49%) equity interest in Bayou Coating, L.L.C. (“Bayou Coating”).

Investments in entities in which the Company does not have control or is not the primary beneficiary of a variable interest entity, and for which the Company has 20% to 50% ownership and has the ability to exert significant influence are accounted for by the equity method. At March 31, 2012 and December 31, 2011, the investments in affiliated companies on the Company’s consolidated balance sheet were $27.5 million and $26.7 million, respectively.

Net income presented below for the quarter ended March 31 2012 and 2011 includes Bayou Coating’s forty-one percent (41%) interest in Delta Double Jointing LLC (“Bayou Delta”), which is eliminated for purposes of determining the Company’s equity in earnings of affiliated companies because Bayou Delta is consolidated in the Company’s financial statements as a result of its additional ownership through another subsidiary. The Company’s equity in earnings of affiliated companies for all periods presented below includes acquisition-related depreciation and amortization expense and is net of income taxes associated with these earnings.

Financial data for these investments in affiliated companies for the quarters ended March 31, 2012 and 2011 are summarized in the following table (in thousands):

Income statement data	2012	2011

Revenue	$27,625	$28,642
Gross profit	7,023	7,366
Net income	2,974	3,549
Equity in earnings of affiliated companies	652	853

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

Based on its evaluation of the above factors and judgments, as of March 31, 2012, the Company consolidated any VIEs in which it was the primary beneficiary. Also, as of March 31, 2012, the Company had significant interests in certain VIEs primarily through its joint venture arrangements for which the Company was not the primary beneficiary. There have been no changes in the status of the Company’s VIE or primary beneficiary designations that occurred during 2012.

Financial data for consolidated variable interest entities for the quarters ended March 31, 2012 and 2011 are summarized in the following table (in thousands):

Income statement data	2012	2011

Revenue	$17,252	$13,879
Gross profit	2,854	1,850
Net income	633	29

The Company’s non-consolidated variable interest entities are accounted for under the equity method of accounting and discussed further in the “Investments in Affiliated Companies” section of Note 2 of this report.

Newly Adopted Accounting Pronouncements

ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 became effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this update did not have a material impact on the Company in the quarter ended March 31, 2012.

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement (statement of comprehensive income), or (2) in two separate but consecutive financial statements (consisting of an income statement followed by a separate statement of other comprehensive income). Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements; however, this portion of the guidance has been deferred. ASU No. 2011-05 requires retrospective application, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted this update in the quarter ended March 31, 2012 and added a separate statement of comprehensive income, but the adoption did not have an impact on the Company’s results of operations.

ASU No. 2011-08, which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other, affects all entities that have goodwill reported in their financial statements. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Under the amendments in this update, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under ASC Topic 350. This guidance became effective for interim and annual goodwill impairment tests performed for fiscal year 2012 with early adoption permitted. The Company adopted this update in the quarter ended March 31, 2012 and the adoption of this update did not have a material impact on the Company.

3.     SHARE INFORMATION

Earnings per share have been calculated using the following share information:

	Three Months Ended
	March 31,
	2012	2011
Weighted average number of common shares used for basic EPS	39,196,634	39,272,011
Effect of dilutive stock options and restricted shares subject to performance restrictions	301,484	433,655
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	39,498,118	39,705,666

The Company excluded 291,356 and 4,000 stock options for the quarters ended March 31, 2012 and 2011, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for the period.

4.     GOODWILL AND INTANGIBLE ASSETS

Goodwill

Our recorded goodwill by reporting segment was as follows at March 31, 2012 and December 31, 2011 (in millions):

	2012	2011
Energy and Mining	$76.4	$77.4
North American Water and Wastewater	101.9	101.8
European Water and Wastewater	22.4	21.8
Asia-Pacific Water and Wastewater	5.8	5.7
Commercial and Structural	44.8	43.2
Total goodwill	$251.3	$249.9

The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at March 31, 2012 and December 31, 2011 (in millions):

	2012	2011
Beginning balance (January 1, 2012 and 2011, respectively)	$249.9	$190.1
Additions to goodwill through acquisitions(1)(2)	0.1	63.7
Foreign currency translation	1.3	(3.9)
Goodwill at end of period(3)	$251.3	$249.9

(1)
During the first quarter of 2012, the Company recorded goodwill of $1.7 million related to the acquisition of Fyfe LA and decreases of $1.5 million and $0.2 million in goodwill related to the 2011 acquisitions of Hockway and Fyfe NA.

(2)
During the year ended December 31, 2011, the Company recorded goodwill of $18.5 million related to the acquisition of CRTS, $2.0 million related to the acquisition of Hockway and $43.2 million related to the acquisition of Fyfe NA as discussed in Note 1.

(3)	The Company does not have any accumulated impairment charges.

Intangible Assets

Intangible assets at March 31, 2012 and December 31, 2011 were as follows (in thousands):

	As of March 31, 2012 (1)				As of December 31, 2011
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	8	$3,924	$(2,698)	$1,226	$3,922	$(2,654)	$1,268
Backlog	0	4,655	(4,157)	498	4,651	(3,705)	946
Leases	16	2,067	(120)	1,947	2,067	(183)	1,884
Trademarks	13	21,418	(2,392)	19,026	21,396	(2,141)	19,255
Non-competes	0	740	(740)	—	740	(729)	11
Customer relationships	16	104,495	(12,541)	91,954	102,963	(10,970)	91,993
Patents and acquired technology	18	53,889	(19,779)	34,110	53,906	(19,608)	34,298
		$191,188	$(42,427)	$148,761	$189,645	$(39,990)	$149,655

(1)
During the quarter ended March 31, 2012, the Company recorded $1.4 million in customer relationships to be amortized over a weighted average life of twenty years related to the acquisitions discussed in Note 1.

Amortization expense was $2.7 million and $1.2 million for the quarters ended March 31, 2012 and 2011, respectively. Estimated amortization expense by year is as follows (in thousands):

2012	$10,434
2013	9,616
2014	9,616
2015	9,616
2016	9,615

5.     LONG-TERM DEBT AND CREDIT FACILITY

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

Generally, interest will be charged on the principal amounts outstanding under the New Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.50% to 2.50% depending on the Company’s consolidated leverage ratio. The Company also can opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of March 31, 2012 was approximately 2.72%.

In November 2011, the Company entered into an interest rate swap agreement, for a notional amount of $83.0 million, which is set to expire in November 2014. The swap notional amount mirrors the amortization of $83.0 million of the Company’s original $250.0 million term loan from the New Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 0.89% calculated on the amortizing $83.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $83.0 million notional amount. The annualized borrowing rate of the swap at March 31, 2012 was approximately 2.49%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $83.0 million portion of the Company’s term loan from the New Credit Facility. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.

During the first quarter of 2012, the Company borrowed $26.0 million on the line of credit under the New Credit Facility in order to fund the purchase of Fyfe Asia on April 5, 2012 and for working capital and joint venture investments. See Note 1 for additional detail regarding this acquisition.

The Company’s total indebtedness at March 31, 2012 consisted of $237.5 million outstanding from the original $250.0 million term loan under the New Credit Facility, $26.0 million on the line of credit under the New Credit Facility and $1.0 million of third party notes and bank debt in connection with the working capital requirements of Insituform Pipeline Rehabilitation Private Limited, the Company’s Indian joint venture (“Insituform-India”). In connection with the formation of Bayou Perma-Pipe Canada, Ltd. (“BPPC”), the Company and Perma-Pipe Canada, Inc. loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during the quarter ended March 31, 2012, both entities agreed to loan the joint venture an aggregate of $2.0 million for the purchase of capital assets increasing the total to $10.0 million. As of March 31, 2012, $5.2 million of such amount was designated in the consolidated financial statements as third-party debt.

As of March 31, 2012, the Company had $20.9 million in letters of credit issued and outstanding under the New Credit Facility. Of such amount, $11.1 million was collateral for the benefit of certain of our insurance carriers and $9.8 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

At March 31, 2012 and December 31, 2011, the estimated fair value of the Company’s long-term debt was approximately $265.2 million and $245.1 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 8.

The Company’s total indebtedness at December 31, 2011 consisted of $243.8 million outstanding from the original $250.0 million term loan under the New Credit Facility and $1.5 million of third party notes and bank debt in connection with the working capital requirements of Insituform-India. In connection with the formation of BPPC, the Company and Perma-Pipe Canada, Inc. loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. As of December 31, 2011, $4.1 million of such amount was designated in the consolidated financial statements as third-party debt.

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

Consolidated financial leverage ratio compares consolidated funded indebtedness to New Credit Facility defined income. The initial maximum amount was not to exceed 3.00 to 1.00 and will decrease periodically at scheduled reporting periods to not more that 2.25 to 1.00 beginning with the quarter ending period June 30, 2014. At March 31, 2012, the Company’s consolidated financial leverage ratio was 2.43 to 1.00 and, using the current New Credit Facility defined income, the Company had the capacity to borrow up to approximately $64.0 million of additional debt.

Consolidated fixed charge coverage ratio compares New Credit Facility defined income to New Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At March 31, 2012, the Company’s fixed charge coverage ratio was 2.05 to 1.00.

New Credit Facility defined consolidated net worth of the Company shall not at any time be less than the sum of 80% of the New Credit Facility defined consolidated net worth as of December 31, 2010, increased cumulatively on a quarterly basis by 50% of consolidated net income, plus 100% of any equity issuances. The current minimum consolidated net worth is $505.2 million. At March 31, 2012, the Company’s consolidated net worth was $646.6 million.

At March 31, 2012, the Company was in compliance with all of its debt and financial covenants as required under the New Credit Facility.

6.     STOCKHOLDERS EQUITY AND EQUITY COMPENSATION

Share Repurchase Plan

During 2011, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The authorization allowed the Company to purchase up to $5.0 million during 2011 and an additional $5.0 million during 2012. These amounts constitute the maximum open market repurchases currently authorized in any calendar year under the terms of the New Credit Facility.

In addition to the open market repurchases, the Company also is authorized to purchase up to $5.0 million of the Company’s common stock in each calendar year in connection with the Company’s equity compensation programs for employees and directors. The participants in the Company’s equity plans may surrender shares of previously issued common stock, in satisfaction of tax obligations arising from the vesting of restricted stock awards under such plans and in connection with the exercise of stock option awards. The deemed price paid is the closing price of the Company’s common stock on the Nasdaq Global Select Market on the date that the restricted stock vests or the shares of the Company's common stock are surrendered in exchange for stock option exercises.

During the first quarter of 2012, we acquired 310,035 shares of the Company’s common stock for $5.0 million ($16.13 average price per share) through the open market repurchase program and 56,991 shares of the Company’s common stock for $1.0 million ($18.12 average price per share) in connection with the Company’s equity compensation programs. Once repurchased, the Company immediately retired the shares.

Equity-Based Compensation Plans

At March 31, 2012, the Company had two active equity-based compensation plans under which equity-based awards may be granted, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. The Company's 2009 Employee Equity Incentive Plan (the “2009 Employee Plan”) has 2.5 million shares of the Company’s common stock registered for issuance, and at March 31, 2012, 0.8 million shares of common stock were available for issuance. In order to determine shares available for issuance, the Company assumed the issuance of shares pursuant to restricted stock unit awards were issued at the target level. The Company’s 2011 Non-Employee Director Equity Incentive Plan (“2011 Director Plan”) has 0.2 million shares of the Company’s common stock registered for issuance, and at March 31, 2012, 0.2 million shares of common stock were available for issuance.

Stock Awards

Stock awards, which include shares of restricted stock and restricted stock units, are awarded from time to time to executive officers and certain key employees of the Company. Stock award compensation is recorded based on the award date fair value and charged to expense ratably through the restriction period. The forfeiture of unvested restricted stock awards and units cause the reversal of all previous expense recorded as a reduction of current period expense. During 2012, the Company’s Board of Directors approved certain changes to the Company’s equity program to more closely align compensation to long-term performance in furtherance of driving the Company’s long-term financial success. This change was implemented to incentivize superior performance over an extended period for certain key employees. For 2012, the vesting of these restricted stock units awarded  to the Company’s senior management team members will depend upon achievement of annual and cumulative three-year returns on invested capital and earnings per share.

A summary of stock award activity during the quarter ended March 31, 2012 follows:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2012	643,117	$17.44
Restricted shares awarded	251,054	18.11
Restricted stock units awarded (1)	188,958	18.11
Restricted shares distributed	(258,242)	12.84
Restricted stock units distributed	(11,936)	12.84
Restricted shares forfeited	(7,825)	20.78
Restricted stock units forfeited	–	–
Outstanding at March 31, 2012	805,126	$19.32

(1)	The Company assumed the issuance of shares pursuant to restricted stock unit awards were issued at the target level.

Expense associated with stock awards was $1.0 million and $1.1 million in the quarters ended March 31, 2012 and 2011, respectively. Unrecognized pre-tax expense of $10.5 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.5 years for awards outstanding at March 31, 2012.

Deferred Stock Unit Awards

Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded according to this vesting schedule.

A summary of deferred stock unit activity during the quarter ended March 31, 2012 follows:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2012	173,916	$20.12
Awarded	–	–
Shares distributed	(8,937)	18.52
Forfeited	–	–
Outstanding at March 31, 2012	164,979	$20.21

There was no expense associated with deferred stock unit awards during the quarters ended March 31, 2012 or 2011.

Stock Options

Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of stock option activity during the quarter ended March 31, 2012 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	1,107,712	$18.98
Granted	267,880	18.11
Exercised	(11,623)	13.33
Canceled/Expired	(65,008)	23.53
Outstanding at March 31, 2012	1,298,961	$18.62
Exercisable at March 31, 2012	839,590	$17.21

In the quarters ended March 31, 2012 and 2011, the Company recorded expense of $0.6 million and $0.7 million, respectively, related to stock option grants. Unrecognized pre-tax expense of $3.7 million related to stock options is expected to be recognized over the weighted average remaining service period of 2.3 years for awards outstanding at March 31, 2012.

Financial data for stock option exercises for the quarters ended March 31, 2012 and 2011 are summarized in the following table (in millions):

	2012		2011
	(in millions)
Amount collected from stock option exercises		$0.2		$1.6
Total intrinsic value of stock option exercises		0.1		0.9
Tax benefit of stock option exercises recorded in additional paid-in-capital	<	0.1	<	0.1

Aggregate intrinsic value of outstanding stock options at March 31, 2012		2.3		8.9
Aggregate intrinsic value of exercisable stock options at March 31, 2012		2.3		6.3

The intrinsic value calculations are based on the Company’s closing stock price of $17.83 and $26.75 on March 31, 2012 and 2011, respectively.

The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. The fair value of stock options awarded during the first quarters of 2012 and 2011 were estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

	For the Quarter Ended March 31,
	2012		2011
	Range	Weighted Average	Range			Weighted Average
Weighted average grant-date fair value	n/a	$8.19		n/a		$11.65
Volatility	45.2%	45.2%	49.6%	-	50.6%	50.5%
Expected term (years)	7.0	7.0		7.0		7.0
Dividend yield	0.0%	0.0%		0.0%		0.0%
Risk-free rate	1.5%	1.5%	2.8%	-	3.0%	2.8%

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

Purchase Commitments

The Company had no material purchase commitments at March 31, 2012.

Guarantees

The Company has entered into several contractual joint ventures in order to develop joint bids on contracts for its installation business. The Company could be required to complete the joint venture partner’s portion of the contract if the partner were unable to complete its portion. The Company would be liable for any amounts for which the Company itself could not complete the work and for which a third-party contractor could not be located to complete the work for the amount awarded in the contract. While the Company would be liable for additional costs, these costs would be offset by any related revenues due under that portion of the contract. The Company has not previously experienced material adverse results from such arrangements. At March 31, 2012, the Company’s maximum exposure to its joint venture partner’s proportionate share of performance guarantees was $0.7 million. Based on these facts, while there can be no assurances, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

The Company also has many contracts that require the Company to indemnify the other party against loss from claims, including claims of patent or trademark infringement or other third party claims for injuries, damages or losses. The Company has agreed to indemnify its surety against losses from third-party claims of subcontractors. The Company has not previously experienced material losses under these provisions and, while there can be no assurances, currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at March 31, 2012 on its consolidated balance sheet.

8.     DERIVATIVE FINANCIAL INSTRUMENTS

As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations or to hedge foreign currency cash flow transactions. For cash flow hedges, gain or loss is recorded in the consolidated statements of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were effective; therefore, no gain or loss was recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During the quarters ended March 31, 2012 and 2011, the Company recorded less than $0.1 million as a gain for each period on the consolidated statements of operations upon settlement of the cash flow hedges. At March 31, 2012, the Company recorded a net deferred loss of $0.7 million in other current liabilities and other comprehensive income.

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

In some instances, certain of the Company’s United Kingdom operations enter into contracts for service activities with third party customers that will pay in a currency other than the entity’s functional currency, British Pound Sterling. In order to reduce the uncertainty of that future conversion of the customer’s foreign currency payment to British Pound Sterling, the Company uses forward contracts to sell, at the time the contract is entered into, a portion of the applicable currency to be received at the future date and buys British Pound Sterling. These contracts are not accounted for using hedge accounting.

In November 2011, the Company entered into an interest rate swap agreement, for a notional amount of $83.0 million, which swap is set to expire in November 2014. See Note 5 to the financial statements contained in this report for additional detail regarding the interest rate swap.

The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs (in thousands):

Designation of Derivatives	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives Designated as Hedging Instruments
Forward Currency Contracts	Other current assets	$2	$–
	Total Assets	$2	$–

Forward Currency Contracts	Other current liabilities	$–	$6
Interest Rate Swaps	Other long-term liabilities	684	545
	Total Liabilities	$684	$551

Derivatives Not Designated as Hedging Instruments
Forward Currency Contracts	Other current assets	$–	$9
	Total Assets	$–	$9

Forward Currency Contracts	Other current liabilities	$291	$69
	Total Derivative Assets	2	9
	Total Derivative Liabilities	975	620
	Total Net Derivative Liability	$973	$611

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

The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Forward Currency Contracts	$2	–	$2	–
Total	$2	–	$2	–

Liabilities
Forward Currency Contracts	$291	–	$291	–
Interest Rate Swap	684	–	684	–
Total	$975	–	$975	–

	Total Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Forward Currency Contracts	$9	–	$9	–
Total	$9	–	$9	–

Liabilities
Forward Currency Contracts	$75	–	$75	–
Interest Rate Swap	545	–	545	–
Total	$620	–	$620	–

The following table summarizes the Company’s derivative positions at March 31, 2012:

			Weighted
			Average
			Remaining	Average
		Notional	Maturity	Exchange
	Position	Amount	In Years	Rate
Canadian Dollar/USD	Sell	$12,150,000	0.4	1.03
Interest Rate Swap		$78,850,000	2.7

The Company had no significant transfers between Level 1, 2 or 3 inputs during the first quarter of 2012. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which are based on Level 2 inputs as previously defined.

9.     SEGMENT REPORTING

The Company operates in three distinct markets: energy and mining; water and wastewater; and commercial and structural services. Management organizes the enterprise around differences in products and services, as well as by geographic areas. Within the water and wastewater market, the Company operates in three distinct geographies: North America; Europe; and internationally outside of North America and Europe. As such, the Company is organized into five reportable segments: Energy and Mining; North American Water and Wastewater; European Water and Wastewater; Asia-Pacific Water and Wastewater; and Commercial and Structural. Each segment is regularly reviewed and evaluated separately.

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

The quarter ended March 31, 2012 results by segment reflect $0.6 million for costs incurred related to the acquisitions of Fyfe LA and Fyfe Asia. The Company recorded these costs under “Acquisition-related expenses” on its consolidated statements of operations.

The following disaggregated financial results have been prepared using a management approach that is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. The Company evaluates performance based on stand-alone operating income (loss).

Financial information by segment was as follows (in thousands):

	Quarters Ended, March 31,
	2012	2011

Revenues:
Energy and Mining	$115,038	$95,457
North American Water and Wastewater	74,338	81,861
European Water and Wastewater	16,077	20,760
Asia-Pacific Water and Wastewater	10,594	12,509
Commercial and Structural	14,547	—
Total revenues	$230,594	$210,587

Gross profit:
Energy and Mining	$26,899	$23,091
North American Water and Wastewater	14,571	11,143
European Water and Wastewater	3,352	4,523
Asia-Pacific Water and Wastewater	254	2,417
Commercial and Structural	7,608	—
Total gross profit	$52,684	$41,174

Operating income (loss):
Energy and Mining	$7,440	$6,390
North American Water and Wastewater	4,190	(1,675)
European Water and Wastewater	(286)	601
Asia-Pacific Water and Wastewater	(1,792)	173
Commercial and Structural	1,347	—
Total operating income	$10,899	$5,489

The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands)

	Quarters Ended, March 31,
	2012	2011

Revenues:
United States	$144,322	$113,682
Canada	44,390	44,981
Europe	19,943	24,348
Other foreign	21,939	27,576
Total revenues	$230,594	$210,587

Gross profit:
United States	$35,967	$18,832
Canada	11,299	11,809
Europe	4,443	5,428
Other foreign	975	5,105
Total gross profit	$52,684	$41,174

Operating income (loss):
United States	$5,641	$(6,168)
Canada	6,636	7,749
Europe	352	1,303
Other foreign	(1,730)	2,605
Total operating income	$10,899	$5,489

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

We believe that certain accounting policies could potentially have a more significant impact on our consolidated financial statements, either because of the significance of the consolidated financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting policies can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. We make forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q that represent our beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to us and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 28, 2012, and in our subsequent Quarterly Reports on Form 10-Q, including this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by us from time to time in our periodic filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by us in this report are qualified by these cautionary statements.

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

We are organized into five reportable segments: Energy and Mining; North American Water and Wastewater; European Water and Wastewater, Asia-Pacific Water and Wastewater; and Commercial and Structural. We regularly review and evaluate our reportable segments. Market changes between the segments are typically independent of each other, unless a macroeconomic event affects the water and wastewater markets, the oil, mining and gas markets and the commercial and structural markets concurrently. These changes exist for a variety of reasons, including, but not limited to, local economic conditions, weather-related issues and levels of government funding.

Our long-term strategy consists of:

•
expanding our position in the growing and profitable energy and mining sector through organic growth, selective acquisitions of companies, formation of strategic alliances and by conducting complimentary product and technology acquisitions;

•
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

•
streamlining our water and wastewater rehabilitation operations by improving project execution, cost management practices, including the reduction of redundant fixed costs, and product mix; and by identifying opportunities to streamline key management functions and processes to improve our profitability; and strongly emphasizing higher return manufacturing operations.

2012 Acquisitions/Strategic Initiatives

On January 4, 2012, we purchased Fyfe Group’s Latin American operations (“Fyfe LA”), which included all of the equity interests of Fyfe Latin America S.A., a Panamanian entity (and its interest in various joint ventures located in Peru, Costa Rica, Chile and Colombia), Fyfe – Latin America S.A. de C.V., an El Salvador entity, and Fibrwrap Construction Latin America S.A., a Panamanian entity. The purchase price was $2.3 million in cash at closing with the sellers able to earn an additional payout both annually upon achievement of certain performance targets over the three-year period ending December 31, 2014 (the “Fyfe LA earnout”) and upon completion of 2011 and 2012 audited financials based upon a multiple of EBITDA calculation. During the first quarter of 2012, we paid the sellers an additional $1.1 million based on the preliminary working capital adjustment. Fyfe LA provides Fibrwrap installation services throughout Latin America, as well as provides product and engineering support to installers and applicators of the FRP systems in Latin America. The purchase price was funded out of our cash balances. Fyfe LA is included in our Commercial and Structural reportable segment.

On April 5, 2012, we purchased Fyfe Group’s Asian operations, which is based in Singapore, including its operations in Singapore, Hong Kong, Malaysia, Japan, Indonesia and Brunei. Customers in India and China will be served through an exclusive product supply and license agreement. The purchase price was $40.7 million. The acquisition also includes the patent portfolio of Fyfe Asia. Fyfe Asia will continue to actively research and develop improved products and processes for the structural repair, strengthening and restoration of buildings, bridges and other infrastructure using advanced composites. The purchase price was funded out of our cash balances and by borrowing $18.0 million against our line of credit. See Note 5 to the financial statements contained in this report for further discussion on this acquisition. Fyfe Asia will be included in our Commercial and Structural reportable segment.

We are in current negotiations, pursuant to the one-year exclusive negotiating right provided as part of the Fyfe NA transaction, to acquire Fyfe Group’s European operations (“Fyfe Europe”). We currently expect this transaction to close by September 30, 2012.

See Note 1 of this report for further discussion regarding our recent acquisitions and strategic initiatives.

Results of Operations – Three Months Ended March 31, 2012 and 2011

Overview – Consolidated Results

Key financial data for our consolidated operations was as follows (dollars in thousands):

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2012	2011	$	%
Revenues	$230,594	$210,587	$20,007	9.5%
Gross profit	52,684	41,174	11,510	28.0
Gross profit margin	22.8%	19.6%	n/a	3.2
Operating expenses	41,210	35,685	5,525	15.5
Acquisition-related expenses	575	—	575	n/m
Operating income	10,899	5,489	5,410	98.6
Operating margin	4.7%	2.6%	n/a	2.1
Net income attributable to Aegion Corporation	6,724	3,006	3,718	123.7

Consolidated income from operations was $6.7 million for the quarter ended March 31, 2012 compared to $3.0 million in the prior year quarter. The increase in consolidated income from operations for the first quarter of 2012 was a result of increased results in our North American Water and Wastewater segment from improvements in project execution and more favorable weather in the first quarter of 2012 compared to 2011. Results also include contributions from our Commercial and Structural segment, which was established with our third quarter 2011 acquisition of Fyfe NA and results of our 2011 acquisitions of CRTS, Inc. (“CRTS”) and .Hockway Limited and Hockway Middle East FZE (collectively, “Hockway”) within our Energy and Mining segment. Results in our Energy and Mining segment also include increases in our industrial lining and cathodic protection businesses due to international growth. These increases were partially offset by decreases in our European Water and Wastewater segment due to severe weather conditions throughout Europe and project performance issues in our Asia-Pacific Water and Wastewater segment.

For the quarter, revenues increased $20.0 million, or 9.5%, primarily due to the inclusion of revenue from our 2011 acquisitions and growth in our industrial linings operations, partially offset by lower revenues in our North American Water and Wastewater segment due to weaker market conditions in the United States. Gross margin rates have improved in our North American Water and Wastewater segment due to better project execution and an improved project management organizational structure. Additionally, our Commercial and Structural segment had a 200 basis point favorable impact to our overall 22.8% first quarter gross margin.

Quarter over quarter, operating expenses increased $5.5 million, or 15.5%, primarily due to the inclusion of our 2011 acquisitions, but partially offset by cost reduction measures implemented during September 2011. 2012 results also included $0.6 million of acquisition-related expenditures for the acquisitions of Fyfe LA and Fyfe Asia.

Total contract backlog decreased slightly to $459.0 million at March 31, 2012 compared to $464.2 million at December 31, 2011. However, the March 31, 2012 backlog was 16.8% higher than total contract backlog of $392.9 million at March 31, 2011. The March 31, 2012 levels include $53.1 from our 2011 acquisitions of CRTS, Fyfe NA and Hockway. These increases were partially offset by lower backlog in our Asia-Pacific segment as a result of working through certain large projects in Australia and Singapore.

Energy and Mining Segment

Key financial data for our Energy and Mining segment was as follows (in thousands):

(dollars in thousands)
	Quarters Ended March 31,		Increase (Decrease)
	2012	2011	$	%
Revenues	$115,038	$95,457	$19,581	20.5%
Gross profit	26,899	23,091	3,808	16.5
Gross profit margin	23.4%	24.2%	n/a	(0.8)
Operating expenses	19,459	16,701	2,758	16.5
Operating income	7,440	6,390	1,050	16.4
Operating margin	6.5%	6.7%	n/a	(0.2)

Revenues

Revenues in our Energy and Mining segment increased by $19.6 million, or 20.5%, in the first quarter of 2012 compared to the first quarter of 2011. This increase was primarily due to significant growth in our cathodic protection and industrial lining businesses as a result of international growth, strong market conditions and the inclusion of $7.4 million of revenue from our 2011 acquisitions of CRTS and Hockway, which were acquired on June 30, 2011 and August 2, 2011, respectively. Our Energy and Mining segment is active in six primary geographic regions: the United States, Canada, Mexico, South America, the Middle East and Europe, and includes pipeline rehabilitation, pipe coating, design and installation of cathodic protection systems and welding services. We expect improving global markets will lead to expansion within existing geographies for our corrosion engineering and industrial lining platforms as well as new geographies, specifically, in Asia and the Middle East.

Our Energy and Mining segment contract backlog at March 31, 2012 was $255.2 million, essentially flat compared to December 31, 2011 and a 72.9% increase compared to March 31, 2011. The increase over the prior year quarter was primarily driven by large contract awards in Morocco for UPS and in Saudi Arabia for CRTS. We continue to believe that improved commodity prices will result in significant opportunities for our Energy and Mining segment for future periods, particularly as it relates to new spending in the sector.

Gross Profit and Gross Profit Margin

Our Energy and Mining segment gross profit increased by $3.8 million, or 16.5%, to $26.9 million in the first quarter of 2012 compared to $23.1 million in the same quarter of 2011. The increase in gross profit was due to higher revenues in our industrial lining and cathodic protection businesses. Overall, our gross margin percentage decreased to 23.4% compared to 24.2% for the prior year quarter. The decrease was due to lower margins in our pipe coating businesses due to customer driven project delays. We believe margins will trend upwards during the remainder of 2012 as a result of significant large project, higher margin activity in our coatings business.

Operating Expenses

Operating expenses in our Energy and Mining segment increased by $2.8 million, or 16.5%, in the first quarter of 2012 compared to the first quarter of 2011. The increase in operating expenses for the first quarter of 2012 was primarily attributable to operating expenses related to CRTS, Hockway and our new joint ventures, which accounted for $2.2 million of the overall increase. As a percentage of revenues, our Energy and Mining operating expenses were 16.9% in the first quarter of 2012 compared to 17.5% in the first quarter of 2011.

Operating Income and Operating Margin

Operating income increased by $1.1 million, or 16.4%, to $7.4 million in the first quarter of 2012 compared to $6.4 million in the first quarter of 2011. Operating margin was 6.5% in the first quarter of 2012 compared to 6.7% in the first quarter of 2011 primarily as a result of a lower gross profit margin in the segment.

North American Water and Wastewater Segment

Key financial data for our North American Water and Wastewater segment was as follows (dollars in thousands):

(dollars in thousands)
	Quarters Ended March 31,		Increase (Decrease)
	2012	2011	$	%
Revenues	$74,338	$81,861	$(7,523)	(9.2)%
Gross profit	14,571	11,143	3,428	30.8
Gross profit margin	19.6%	13.6%	n/a	6.0
Operating expenses	10,381	12,818	(2,437)	(19.0)
Operating income (loss)	4,190	(1,675)	5,865	350.1
Operating margin	5.6%	(2.0)%	n/a	7.6

Revenues

Revenues decreased by $7.5 million, or 9.2%, in our North American Water and Wastewater segment in the first quarter of 2012 compared to the first quarter of 2011. The quarter over quarter decline was primarily due to market contraction in certain regions and our more disciplined bidding strategy initiated in the second half of 2011, which resulted in higher gross margins in the contract backlog during the same period. Despite the lower contracting revenue, third party tube sales increased by $0.7 million, or 20.0%, to $4.2 million as a result of continued market penetration.

Contract backlog in our North American Water and Wastewater segment at March 31, 2012 represented a $2.5 million, or 1.9%, increase from backlog at December 31, 2011 and a $20.1 million, or 13.2%, decrease from backlog at March 31, 2011. The decrease from March 31, 2011 was due to weaker market conditions in the Eastern region of the United States, and our more disciplined bidding strategy.

Gross Profit and Gross Profit Margin

Gross profit in our North American Water and Wastewater segment increased $3.4 million, or 30.8%, in the first quarter of 2012 compared to the first quarter in 2011, primarily due to improved gross margin percentages to 19.6% in the first quarter of 2012 from 13.6% in the first quarter of 2011, which offset the lower gross profit resulting from lower revenue. The improvement of 600 basis points was primarily due to improved project execution, the effects of our efforts to improve our project management organizational structure which began in early 2011 and improvement in leveraging our fixed cost structure, which was hampered by severe weather in the first quarter of 2011.

Operating Expenses

Operating expenses in our North American Water and Wastewater segment decreased by $2.4 million, or 19.0%, during the first quarter of 2012 compared to the first quarter of 2011. Operating expenses in this segment decreased primarily due to a continued focus on operational efficiencies and resource management, which included cost reduction initiatives taken in the second half of 2011. Operating expenses as a percentage of revenues were 14.0% in the first quarter of 2012 compared to 15.7% in the first quarter of 2011.

Operating Income (Loss) and Operating Margin

Higher gross margin percentages and lower operating expense partially offset by lower revenue led to a $5.9 million, or 350.1%, increase in operating income in our North American Water and Wastewater segment in the first quarter of 2012 compared to the first quarter of 2011. The North American Water and Wastewater operating margin increased to 5.6% in the first quarter of 2012 compared to (2.0)% in the first quarter of 2011.

Although we have experienced continued weaker market conditions in the United States and a product mix shift to lower margin small diameter pipe projects, we anticipate continued performance improvement in this business compared to 2011 based on our more disciplined bidding approach, improvement in project execution and cost reduction measures taken during 2011.

European Water and Wastewater Segment

Key financial data for our European Water and Wastewater segment was as follows (dollars in thousands):

(dollars in thousands)
	Quarters Ended March 31,		Increase (Decrease)
	2012	2011	$	%
Revenues	$16,077	$20,760	$(4,683)	(22.6)%
Gross profit	3,352	4,523	(1,171)	(25.9)
Gross profit margin	20.8%	21.8%	n/a	(1.0)
Operating expenses	3,638	3,922	(284)	(7.2)
Operating income (loss)	(286)	601	(887)	(147.6)
Operating margin	(1.8)%	2.9%	n/a	(4.7)

Revenues

Revenues in our European Water and Wastewater segment decreased $4.7 million, or 22.6%, during the first quarter of 2012 compared to the first quarter of 2011. The decrease in revenues was primarily due to severe weather experienced throughout Europe during the first quarter of 2012 and the non-replication in 2012 of a large project in the first quarter of 2011 in the Netherlands. Market improvement in France during the second half of 2011 slowed in the first quarter of 2012 and market conditions remain strained in the United Kingdom and Spain.

Contract backlog in our European Water and Wastewater segment was $19.2 million at March 31, 2012. This represents a decrease of $1.5 million, or 7.2%, compared to December 31, 2011 and a decrease of $4.8 million, or 20.0%, compared to March 31, 2011. Compared to December 31, 2011, the decrease is due to lower backlog in France where the market recovery has slowed although backlog in France remains 55.6% higher than March 31, 2011.

Gross Profit and Gross Profit Margin

Gross profit in our European Water and Wastewater segment decreased 25.9% during the first quarter of 2012 compared to the first quarter of 2011 primarily due to the decrease in revenues. In addition, lost work days due to severe weather conditions in Europe affected our ability to leverage cost structures in the first quarter, and continued slow economic conditions in France, the United Kingdom and Spain also impacted margins. We expect our gross profit margin to increase in 2012 as we improve operations in France and the United Kingdom, expand third-party product sales and pursue other initiatives focused on growth areas in Europe.

Operating Expenses

Operating expenses in our European Water and Wastewater segment decreased by $0.3 million, or 7.2%, during the first quarter of 2012 compared to the first quarter of 2011 primarily as a result of cost reduction efforts in the United Kingdom during the second half of 2011. Operating expenses as a percentage of revenues were 22.6% in the first quarter of 2012 compared to 18.9% in the first quarter of 2011 primarily due to the significantly lower revenue in the first quarter of 2012 compared to the first quarter of 2011.

Operating Income (Loss) and Operating Margin

Lower revenues and lower gross margins led to a $0.9 million decrease in operating income in the first quarter of 2012 compared to the first quarter of 2011. During the first quarter of 2012, we experienced decreases in operating income in all of our European operations primarily as a result of the poor weather conditions experienced across the region.

Asia-Pacific Water and Wastewater Segment

Key financial data for our Asia-Pacific Water and Wastewater segment was as follows (dollars in thousands):

(dollars in thousands)
	Quarters Ended March 31,		Increase (Decrease)
	2012	2011	$	%
Revenues	$10,594	$12,509	$(1,915)	(15.3)%
Gross profit	254	2,417	(2,163)	(89.5)
Gross profit margin	2.4%	19.3%	n/a	(16.9)
Operating expenses	2,046	2,244	(198)	(8.8)
Operating income (loss)	(1,792)	173	(1,965)	(1,135.8)
Operating margin	(16.9)%	1.4%	n/a	(18.3)

Revenues

Revenues in our Asia-Pacific Water and Wastewater segment decreased by $1.9 million, or 15.3%, in the first quarter of 2012 compared to the first quarter of 2011. The decrease was primarily due to project delays in Australia and lower project activity in Singapore and India.

Contract backlog in our Asia-Pacific Water and Wastewater segment was $32.8 million at March 31, 2012. This backlog represented a decrease of $4.7 million, or 12.5%, compared to December 31, 2011 and a decrease of $35.9 million, or 52.2%, compared to March 31, 2011. The decrease from March 31, 2011 was primarily due to the lack of large awards in 2011 due to project revisions and continued bid delays in India, as well as efforts to work through backlog in Australia, Hong Kong and Singapore. We anticipate an increase in backlog in the second quarter of 2012 from new activity in Malaysia while activity in Australia and Hong Kong should remain strong.

Gross Profit and Gross Margin

Gross profit in our Asia-Pacific Water and Wastewater segment decreased by $2.2 million, or 89.5%, in the first quarter of 2012 compared to the first quarter of 2011. Our gross profit margin decreased to 2.4% from 19.3% in the prior year quarter. Our Singaporean operations experienced project delays, which negatively impacted gross profit. Additionally, poor performance in Australia from wet weather and flooding conditions and certain customer driven project delays contributed to the lower gross profit compared to the first quarter of 2011.

Operating Expenses

Operating expenses decreased by $0.2 million, or 8.8%, in our Asia-Pacific Water and Wastewater segment during the first quarter of 2012 compared to the first quarter of 2011, principally due to cost containment efforts throughout the region. Operating expenses as a percentage of revenues were 19.3% in the first quarter of 2012 compared to 17.9% in the first quarter of 2011.

Operating Income (Loss) and Operating Margin

Lower gross profit partially offset by lower operating expenses led to a $2.0 million decrease in operating income in this segment in the first quarter of 2012 compared to the first quarter of 2011.

Commercial and Structural Segment

Key financial data for our Commercial and Structural segment was as follows (dollars in thousands):

(dollars in thousands)
	Quarters Ended March 31,		Increase (Decrease)
	2012	2011	$	%
Revenues	$14,547	$—	$14,547	n/m
Gross profit	7,608	—	7,608	n/m
Gross profit margin	52.3%	—	n/a	n/m
Operating expenses	5,686	—	5,686	n/m
Acquisition-related expenses	575	—	575	n/m
Operating income	1,347	—	1,347	n/m
Operating margin	9.3%	—	n/a	n/m

In connection with our August 31, 2011 acquisition of Fyfe NA, we have established the Commercial and Structural segment. Fyfe NA has a comprehensive portfolio of patented and other proprietary technologies and products, including its Tyfo® Fibrwrap® System, the first and most comprehensive carbon fiber solution on the market that complies with 2009 International Building Code requirements. Fyfe NA’s product and service offering also includes pipeline rehabilitation, concrete repair, epoxy injection, corrosion mitigation and specialty coatings services.

The Fyfe NA business performed above expectations in the first quarter of 2012, delivering strong gross margins as a result of water transmission projects with high productivity.

During the first quarter of 2012, we incurred $0.6 million of acquisition-related expenses for the January 2012 acquisition of Fyfe LA and Fyfe Asia. We continue to hold exclusive negotiating rights for Fyfe Group’s international operations in Europe and expect to complete the acquisition by September 30, 2012. Backlog at March 31, 2012 for the Commercial and Structural segment was $19.2 million compared to $19.6 million at December 31, 2011. Excluding acquisition-related expenditures, we anticipate that the Commercial and Structural segment will generate strong earnings for the remainder of 2012.

Other Income (Expense)

Interest Income and Expense

Interest income was essentially flat in the first quarter of 2012 compared to the same period in 2011. Interest expense increased by $0.4 million in the first quarter of 2012 compared to the same period in 2011 primarily related to higher principal balances from our borrowings in the second half of 2011 partially offset by lower borrowing rates.

Other Income (Expense)

Other income increased by $0.9 million in the first quarter of 2012 compared to the same period in 2011 due to higher foreign currency gains from foreign denominated liabilities on our balance sheet.

Taxes on Income

Taxes on income increased by $1.6 million in the first quarter of 2012 compared to the prior year quarter due to an increase in income before taxes. Our effective tax rate was 27.7%, on pre-tax income of $9.0 million, in the first quarter of 2012 compared to 27.0%, on a pre-tax income of $3.1 million, in the corresponding quarter in 2011.

Equity in Earnings of Affiliated Companies

Equity in earnings of affiliated companies was $0.7 million and $0.9 million in the first quarters of 2012 and 2011, respectively. The decrease during 2012 was due to lower results from our CIPP joint venture in Germany and from Bayou Coating, our pipe coating joint venture in Baton Rouge, Louisiana. The decrease at Bayou Coating was due to delays of large pipe coating projects, while the decrease in our German joint venture was primarily due to adverse weather conditions during the first quarter 2012 and more competitive bidding conditions in Germany.

Noncontrolling Interests

Income attributable to noncontrolling interests was $0.4 million and $0.1 million in the first quarters of 2012 and 2011, respectively. The increase during the first quarter of 2012 was primarily related to the increased activity from our newly formed joint ventures, specifically, our United Pipeline System joint venture in Morocco, which was awarded a $67.3 million project in late 2011. These increases were partially offset by lower income from our Canadian pipe coating joint venture, due to delayed timing of project awards.

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

Backlog	March 31, 2012	December 31, 2011	March 31, 2011
Energy and Mining	$255.2	$256.4	$147.6
North American Water and Wastewater	132.5	130.0	152.6
European Water and Wastewater	19.2	20.7	24.0
Asia-Pacific Water and Wastewater	32.8	37.5	68.7
Commercial and Structural	19.3	19.6	–
Total	$459.0	$464.2	$392.9

Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Liquidity and Capital Resources

Cash and Equivalents
	March 31, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$130,450	$106,129
Restricted cash	759	82

Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments and compensating balances for bank undertakings in Europe.

Sources and Uses of Cash

We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, potential acquisitions, working capital and debt service. During the first quarter of 2012, capital expenditures were primarily for our Bayou Wasco and Bayou Perma-Pipe Canada, Ltd. (“BPPC”) joint ventures and supporting growth in our Energy and Mining operations. We expect increased levels of capital expenditures throughout the remainder of 2012 compared to 2011 primarily for continued investments in our joint ventures formed in 2011 within our Energy and Mining segment.

At March 31, 2012, our cash balances were located worldwide for working capital and support needs. Given our extensive international operations, approximately 40% of our cash is denominated in currencies other than the United States dollar. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.

Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At March 31, 2012, we believe our accounts receivable, net and costs and estimated earnings in excess of billings as reported on our consolidated balance sheet, are fully collectible. At March 31, 2012, we had certain net receivables that we believe will be collected but are being disputed by the customer in some manner, which have or may meaningfully impact the timing of collection or require us to invoke our contractual rights to an arbitration or mediation process, or take legal action. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.

Cash Flows from Operations

Cash flows from operating activities provided $19.2 million in in the first quarter of 2012 compared to $4.6 million used in the first quarter of 2011. The increase in operating cash flow from 2011 to 2012 was primarily related to higher earnings, increased purchase price depreciation and amortization expense due to the 2011 acquisitions and improved working capital management.

We received $0.2 million in the first quarter of 2012 compared to $14.7 million used in the first quarter of 2011 in relation to working capital. The largest component of our working capital during 2012 was an $11.4 million decrease in accounts receivable, retainage and cost and estimated earnings in excess of billings. During the first quarter of 2012, we decreased our DSOs due primarily to our efforts in the second half of 2011. Our DSOs from continuing operations decreased by 2 days to 112 at March 31, 2012 from 114 at December 31, 2011. During the fourth quarter of 2011, we lowered our unbilled balances by 23.6%, which directly led to the improved collections in the first quarter of 2012. We expect another strong collection period during the second quarter of 2012. Additionally, accounts payable and accrued expenses used $13.3 million. Also, in the first quarter of 2011, we received $3.1 million as a return on equity from our affiliated companies.

As of March 31, 2012, we had approximately $18.2 million in receivables related to certain projects in India, Hong Kong and Atlanta.  We are in various stages of discussions, arbitration and/or litigation with the project clients regarding such receivables.  Management believes that these receivables are fully collectible and a significant portion of the receivables will be collected during 2012.

Unrestricted cash increased to $130.5 million at March 31, 2012 from $106.1 million at December 31, 2011.

Cash Flows from Investing Activities

Investing activities used $11.5 million and $3.8 million in the first quarters of 2012 and 2011, respectively. During 2012, we used $3.0 million to acquire Fyfe LA (net of cash acquired), $0.5 million to complete the final working capital adjustments for Fyfe NA and received $1.0 million from the Hockway sellers due to a favorable working capital adjustment (each as described in further detail in Note 1 to the financial statements contained in this report). We used $11.4 million in cash for capital expenditures in the first quarter of 2012 compared to $3.7 million in the same prior year period. Capital expenditures during the first quarter of 2012 were primarily for capital expenditures of our Bayou Wasco and BPPC joint ventures and supporting growth in our Energy and Mining operations. Capital expenditures in the first quarters of 2012 and 2011 were partially offset by $2.7 million and $0.1 million, respectively, in proceeds received from asset disposals.

During 2012, we anticipate that we will spend approximately $15.0 million to fund the capital equipment and working capital needs of our newly formed Energy and Mining joint ventures. We anticipate $25.0 - $30.0 million to be spent on capital expenditures outside of these joint ventures to support our global operations.

Cash Flows from Financing Activities

Cash flows from financing activities provided $18.7 million during the first quarter of 2012 compared to $0.6 million used in the prior year quarter. During the first quarter of 2012, we borrowed $26.0 million on the line of credit under the New Credit Facility in order to fund the purchase of Fyfe Asia on April 5, 2012 and for working capital and joint venture investments. In the first quarter of 2012, we used $6.0 million to repurchase 0.4 million shares of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 6 contained in this report. Additionally, we received $3.9 million from our non-controlling interest partners, primarily for their portion of the capital expenditures of our new joint ventures.

Long-Term Debt

On August 31, 2011, we entered into a new $500.0 million credit facility (the “New Credit Facility”) with a syndicate of banks, with Bank of America, N.A. serving as the administrative agent and JPMorgan Chase Bank, N.A. serving as the syndication agent. The New Credit Facility initially consisted of a $250.0 million five-year revolving credit line and a $250.0 million five-year term loan facility. The entire amount of the term loan was drawn on August 31, 2011 for the following purposes: (1) to pay the $115.8 million cash closing purchase price of our acquisition of the North American business of Fyfe Group, LLC, which transaction closed on August 31, 2011; (2) to retire $52.5 million in indebtedness outstanding under the prior credit facility; (3) to redeem our $65.0 million, 6.54% Senior Notes, due April 2013, and pay the associated $5.7 million make-whole payment due in connection with the redemption of the Senior Notes; and (4) to fund expenses associated with the Credit Facility and the Fyfe North America transaction. As part of the transaction, we paid $4.1 million in arrangement and commitment fees that will be amortized over the life of the New Credit Facility.

Generally, interest will be charged on the principal amounts outstanding under the New Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.50% to 2.50% depending on our consolidated leverage ratio. We can opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which is based on our consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus our applicable rate) as of March 31, 2012 was approximately 2.72%.

In November 2011, we entered into an interest rate swap agreement, for a notional amount of $83.0 million, which is set to expire in November 2014. The swap notional amount mirrors the amortization of $83.0 million of our original $250.0 million term loan from the New Credit Facility. The swap requires us to make a monthly fixed rate payment of 0.89% calculated on the amortizing $83.0 million notional amount, and provides us a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $83.0 million notional amount. The annualized borrowing rate of the swap at March 31, 2012 was approximately 2.49%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $83.0 million portion of our term loan from the new credit facility. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.

During the first quarter of 2012, we borrowed $26.0 million on the line of credit under the New Credit Facility in order to fund the purchase of Fyfe Asia on April 5, 2012 and for working capital and joint venture investments. See Note 1 to the financial statements included in this report for additional detail regarding this acquisition.

Our total indebtedness at March 31, 2012 consisted of $237.5 million of the original $250.0 million term loan from the New Credit Facility, $26.0 million on the line of credit under the New Credit Facility and $1.0 million of third party notes and other bank debt. In connection with the formation of BPPC, we and Perma-Pipe Canada Inc., our joint venture partner, loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during the quarter ended March 31, 2012, both entities agreed to loan the joint venture an aggregate of $2.0 million for the purchase of capital assets increasing the total to $10.0 million. Of such amount, $5.2 million was included in our consolidated financial statements as third-party debt as of March 31, 2012.

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

As of March 31, 2012, we had $20.9 million in letters of credit issued and outstanding under the New Credit Facility. Of such amount, $11.1 million was collateral for the benefit of certain of our insurance carriers and $9.8 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

Our New Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. At March 31, 2012, we had the capacity to borrow up to approximately $64.0 million of additional debt under our New Credit Facility. The New Credit Facility also provides for events of default, including, in the event of non-payment or certain defaults under other outstanding indebtedness. See Note 5 to the financial statements contained in this report for further discussion on our debt covenants. We were in compliance with all covenants at March 31, 2012.

We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances and additional short- and long-term borrowing capacity for the next twelve months. We expect cash generated from operations to improve throughout the remainder of 2012 due to anticipated increased profitability, improved working capital management initiatives and additional cash flows generated from businesses acquired in 2011.

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

The following table provides a summary of our contractual obligations and commercial commitments as of March 31, 2012. This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases (in thousands):

Payments Due by Period
Cash Obligations(1)(2)(3)(4)(5)(6)	Total	2012	2013	2014	2015	2016	Thereafter

Long-term debt	$273,894	$18,750	$33,322	$42,697	$40,625	$138,500	$—
Interest on long-term debt	23,945	5,497	6,310	5,429	4,424	2,285	—
Operating leases	41,812	10,861	11,617	8,570	5,935	3,012	1,817
Total contractual cash obligations	$339,651	$35,108	$51,249	$56,696	$50,984	$143,797	$1,817

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
(3)
At March 31, 2012, we had $17.2 million in earnout and contingent liabilities that are expected to be paid out by the end of 2014. See Note 1 to the consolidated financial statements contained in this report for further detail regarding earnout liabilities associated with our recent acquisitions.

(4)
Liabilities related to Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, have not been included in the table above because we are uncertain as to if or when such amounts may be settled.

(5)	There were no material purchase commitments at March 31, 2012.
(6)	Funding for the Corrpro United Kingdom defined benefit pension scheme was excluded from this table as the amounts are immaterial.

Off-Balance Sheet Arrangements

We use various structures for the financing of operating equipment, including borrowings, operating leases and sale-leaseback arrangements. All debt is presented in the balance sheet. Our future commitments were $339.7 million at March 31, 2012. We also have exposure under performance guarantees by contractual joint ventures and indemnification of our surety. However, we have never experienced any material adverse effects to our consolidated financial position, results of operations or cash flows relative to these arrangements. At March 31, 2012, our maximum exposure to our joint venture partner’s proportionate share of performance guarantees was $0.7 million. All of our unconsolidated joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 7 to the financial statements contained in this report regarding commitments and contingencies.

Recently Adopted Accounting Pronouncements

See Note 2 to the financial statements contained in this report.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at March 31, 2012 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at March 31, 2012 was variable rate debt. At March 31, 2012 and December 31, 2011, the estimated fair value of our long-term debt was approximately $265.2 million and $245.1 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at March 31, 2012 would result in a $2.7 million increase in interest expense.

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

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At March 31, 2012, a substantial portion of our cash and cash equivalents were denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $5.2 million impact to our equity through accumulated other comprehensive income.

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At March 31, 2012, there were no material foreign currency hedge instruments outstanding. See Note 8 to the financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2012. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

We completed the acquisitions of CRTS, Hockway, and Fyfe NA on June 30, 2011, August 2, 2011 and August 31, 2011, respectively. We are currently in the process of assessing, and incorporating, as appropriate, the internal controls and procedures of CRTS, Hockway and Fyfe NA into our internal control over financial reporting. We have extended our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include CRTS, Hockway and Fyfe NA. We will report on our assessment of our consolidated operations within the time period provided by the Exchange Act and applicable SEC rules and regulations concerning business combinations.

The scope of management’s evaluation did not include our 2012 acquisitions of Fyfe LA and Fyfe Asia.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in certain actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such actions will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2012 (1)	310,035	$16.13	310,035	$—
March 2012 (2)	56,991	18.12	—	—
Total	367,026	$16.44	310,035	$—

(1)
This share repurchase program was publicly announced on October 10, 2011. Our board of directors approved the repurchase of up to $10.0 million of our common stock. The authorization allowed us to purchase up to $5.0 million of our common stock during the fourth quarter of 2011 and up to $5.0 million of our common stock during 2012. We engaged Merrill Lynch, Pierce, Fenner & Smith as our exclusive broker to execute the stock purchase program under a trading plan that was established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.We completed all of the program’s authorized repurchases for 2012 during January 2012. Once repurchased, we immediately retired the shares.

(2)
In connection with approval of our New Credit Facility, our board of directors also approved the purchase of up to $5.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. In the quarter ended March 31, 2012, participants in our equity plans surrendered 56,991 shares of previously issued common stock, in satisfaction of tax obligations arising from the vesting of restricted stock awards under such plans. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock vested. Once repurchased, we immediately retired the shares.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: April 26, 2012	/s/ David A. Martin
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