Form 10-Q
period 2012-06-30
Aegion Corp
filed 2012-07-31
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from		to

Commission File Number: 0-10786

Aegion Corporation
(Exact name of registrant as specified in its charter)

Delaware	45-3117900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17988 Edison Avenue, Chesterfield, Missouri 63005-1195	63005-1195
(Address of principal executive offices)	(Zip Code)

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

There were 39,288,156 shares of common stock, $.01 par value per share, outstanding at July 27, 2012.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (in thousands, except per share amounts)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$257,531	$224,985	$488,125	$435,572
Cost of revenues	195,104	179,145	373,014	348,558
Gross profit	62,427	45,840	115,111	87,014
Operating expenses	42,652	37,674	83,862	73,359
Acquisition-related expenses	1,412	326	1,987	326
Operating income	18,363	7,840	29,262	13,329
Other income (expense):
Interest expense	(2,778)	(1,666)	(5,178)	(3,659)
Interest income	77	51	145	136
Other	(1,458)	2,247	(1,045)	1,781
Total other income (expense)	(4,159)	632	(6,078)	(1,742)
Income before taxes on income	14,204	8,472	23,184	11,587
Taxes on income	4,001	1,961	6,484	2,802
Income before equity in earnings of affiliated companies	10,203	6,511	16,700	8,785
Equity in earnings of affiliated companies	1,735	762	2,387	1,615
Net income	11,938	7,273	19,087	10,400
Non-controlling interests	(440)	356	(865)	235
Net income attributable to Aegion Corporation	$11,498	$7,629	$18,222	$10,635

Earnings per share attributable to Aegion Corporation:
Basic:	$0.29	$0.19	$0.46	$0.27
Diluted:	0.29	0.19	0.46	0.27

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$11,938	$7,273	$19,087	$10,400
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(3,714)	889	(412)	6,465
Total comprehensive income	8,224	8,162	18,675	16,865
Less: comprehensive income attributable to noncontrolling interests	(98)	(625)	(860)	(820)
Comprehensive income attributable to Aegion Corporation	$8,126	$7,537	$17,815	$16,045

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(in thousands, except share amounts)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$106,725	$106,129
Restricted cash	1,544	82
Receivables, net	217,604	228,313
Retainage	36,874	33,933
Costs and estimated earnings in excess of billings	74,374	67,683
Inventories	60,157	54,540
Prepaid expenses and other current assets	28,472	27,305
Total current assets	525,750	517,985
Property, plant & equipment, less accumulated depreciation	174,072	168,945
Other assets
Goodwill	271,491	249,888
Identified intangible assets, less accumulated amortization	161,512	149,655
Investments	25,727	26,680
Deferred income tax assets	5,242	5,418
Other assets	7,348	6,393
Total other assets	471,320	438,034

Total Assets	$1,171,142	$1,124,964

Liabilities and Equity
Current liabilities
Accounts payable	79,310	72,326
Accrued expenses	70,782	69,417
Billings in excess of costs and estimated earnings	18,630	24,435
Current maturities of long-term debt and line of credit	28,610	26,541
Total current liabilities	197,332	192,719
Long-term debt, less current maturities	237,349	222,868
Deferred income tax liabilities	39,876	38,167
Other non-current liabilities	25,613	22,221
Total liabilities	500,170	475,975
(See Commitments and Contingencies: Note 7)

Equity
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 39,279,799 and 39,352,375, respectively	393	394
Additional paid‑in capital	259,050	260,680
Retained earnings	392,018	373,796
Accumulated other comprehensive income	5,455	5,862
Total stockholders' equity	656,916	640,732
Non-controlling interests	14,056	8,257
Total equity	670,972	648,989

Total Liabilities and Equity	$1,171,142	$1,124,964

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
 (In thousands, except number of shares)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Non- Controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity
BALANCE, December 31, 2010	39,246,015	$392	$251,578	$347,249	$18,113	$9,375	$626,707
Net income (loss)	–	–	–	10,635	–	(235)	10,400
Issuance of common stock upon stock option exercises including tax benefit	119,559	1	3,303	–	–	–	3,304
Restricted shares issued	166,276	2	–	–	–	–	2
Issuance of shares pursuant to deferred stock unit awards	5,681	–	–	–	–	–	–
Forfeitures of restricted shares	(67,461)	–	–	–	–	–	–
Equity-based compensation expense	–	–	4,007	–	–	–	4,007
Investment by non-controlling interests	–	–	–	–	–	141	141
Distribution to non-controlling interests	–	–	–	–	–	(1,729)	(1,729)
Currency translation adjustment and derivative transactions	–	–	–	–	5,410	1,055	6,465
BALANCE, June 30, 2011	39,470,070	$395	$258,888	$357,884	$23,523	$8,607	$649,297

BALANCE, December 31, 2011	39,352,375	$394	$260,680	$373,796	$5,862	$8,257	$648,989
Net income	–	–	–	18,222	–	865	19,087
Issuance of common stock upon stock option exercises including tax benefit	25,123	1	619	–	–	–	620
Restricted shares issued	266,715	3	–	–	–	–	3
Issuance of shares pursuant to restricted stock unit awards	11,936	–	–	–	–	–	–
Issuance of shares pursuant to deferred stock unit awards	22,185	–	–	–	–	–	–
Forfeitures of restricted stock	(18,861)	–	–	–	–	–	–
Repurchase of common stock	(379,674)	(5)	(6,259)	–	–	–	(6,264)
Equity-based compensation expense	–	–	4,010	–	–	–	4,010
Investment by non-controlling interests	–	–	–	–	–	4,939	4,939
Currency translation adjustment and derivative transactions	–	–	–	–	(407)	(5)	(412)
BALANCE, June 30, 2012	39,279,799	$393	$259,050	$392,018	$5,455	$14,056	$670,972

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$19,087	$10,400
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	19,734	17,279
Gain on sale of fixed assets	(33)	(360)
Equity-based compensation expense	4,010	4,007
Deferred income taxes	352	(1,548)
Equity in earnings of affiliated companies	(2,387)	(1,615)
(Gain) loss on foreign currency transactions	269	(2,010)
Other	964	(984)
Changes in operating assets and liabilities:
Restricted cash	(1,462)	600
Return on equity of affiliated companies	3,401	4,722
Receivables net, retainage and costs and estimated earnings in excess of billings	10,223	(3,441)
Inventories	(5,020)	(999)
Prepaid expenses and other assets	2,175	(1,223)
Accounts payable and accrued expenses	(4,084)	(17,662)
Other operating	(225)	(1,694)
Net cash provided by operating activities	47,004	5,472

Cash flows from investing activities:
Capital expenditures	(21,872)	(11,004)
Proceeds from sale of fixed assets	2,849	599
Patent expenditures	(347)	(700)
Receipt of cash from Hockway sellers due to final net working capital adjustments	1,048	—
Purchase of Fyfe Latin America, net of cash acquired	(3,048)	—
Purchase of Fyfe Asia, net of cash acquired	(39,415)	—
Payment to Fyfe NA sellers for final net working capital adjustments	(532)	—
Purchase of CRTS, net of cash acquired	—	(23,639)
Net cash used in investing activities	(61,317)	(34,744)

Cash flows from financing activities:
Issuance of common stock upon stock option exercises, including tax benefit	620	3,303
Investments from noncontrolling interests	4,939	141
Distributions/dividends to noncontrolling interests	—	(1,729)
Repurchase of common stock	(6,264)	—
Proceeds on notes payable	2,850	35
Principal payments on notes payable	(713)	(1,564)
Proceeds from line of credit	26,000	25,000
Proceeds from long-term debt	976	—
Principal payments on long-term debt	(12,500)	(5,000)
Other financing activities	—	(173)
Net cash provided by financing activities	15,908	20,013
Effect of exchange rate changes on cash	(999)	2,434
Net increase (decrease) in cash and cash equivalents for the period	596	(6,825)
Cash and cash equivalents, beginning of period	106,129	114,829
Cash and cash equivalents, end of period	$106,725	$108,004

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     GENERAL

The accompanying unaudited consolidated financial statements of Aegion Corporation and its subsidiaries (collectively, “Aegion” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of June 30, 2012 and the results of operations and statements of comprehensive income for the three- and six-month periods ended June 30, 2012 and 2011 and the statements of equity and cash flows for the six-month periods ended June 30, 2012 and 2011. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2012. Additionally, certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Acquisitions/Strategic Initiatives

Energy and Mining Segment Expansion

In April 2011, the Company organized a joint venture, Bayou Wasco Insulation, LLC (“Bayou Wasco”), to provide insulation services primarily for projects located in the United States, Central America, the Gulf of Mexico and the Caribbean. The Company holds a fifty-one percent (51%) interest in Bayou Wasco, while Wasco Energy Ltd., a subsidiary of Wah Seong Corporation Berhad (“Wasco Energy”), owns the remaining interest. Bayou Wasco is expected to commence providing insulation services by early 2013.

In April 2011, the Company also expanded its Corrpro Companies, Inc. (“Corrpro”) and United Pipeline Systems, Inc. (“UPS”) operations in Asia and Australia through its joint venture, WCU Corrosion Technologies Pte. Ltd., located in Singapore (“WCU”). WCU offers the Company’s Tite Liner® process in the oil and gas sector and onshore corrosion services, in each of Asia and Australia. The Company holds a forty-nine percent (49%) ownership interest in WCU, while Wasco Energy owns the remaining interest. WCU immediately began marketing its products and services.

In June 2011, the Company created a joint venture in Saudi Arabia between Corrpro and Saudi Trading & Research Co., Ltd. (“STARC”). Based in Al-Khobar, Saudi Arabia since 1992, STARC delivers a wide range of products and services for its clients in the oil, gas, power and desalination industries. The joint venture, Corrpower International Limited (“Corrpower”), which is seventy percent (70%) owned by Corrpro and thirty percent (30%) owned by STARC, provides a fully integrated corrosion protection product and service offering to government and private sector clients throughout the Kingdom of Saudi Arabia, including engineering, product and material sales, construction, installation, inspection, monitoring and maintenance. The joint venture serves as a platform for the continued expansion of the Company’s Energy and Mining group in the Middle East. Corrpower commenced providing corrosion protection services in early 2012.

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

In August 2011, the Company purchased the assets of Hockway Limited and the capital stock of Hockway Middle East FZE, based in the United Kingdom and United Arab Emirates, respectively (collectively, “Hockway”). Hockway was established in the United Kingdom in 1975 to service the cathodic protection requirements of British engineers working in the Middle East. In 2009, Hockway established operations in Dubai, United Arab Emirates. Hockway provides both onshore and offshore cathodic protection services in addition to manufacturing a wide array of cathodic protection products. The purchase price was $4.6 million (subject to working capital adjustments calculated from an agreed upon target) in cash at closing with Hockway shareholders able to earn up to an additional $1.5 million upon the achievement of certain performance targets over the three-year period ending December 31, 2013 (the “Hockway earnout”). The purchase price was funded out of the Company’s cash balances.

In October 2011, the Company organized UPS-Aptec Limited, a joint venture in the United Kingdom between United Pipeline Systems International, Inc., a subsidiary of the Company (“UPS-International”), and Allied Pipeline Technologies, SA (“APTec”). UPS-International owns fifty-one percent (51%) of the joint venture and APTec owns the remaining forty-nine percent (49%).

In March 2012, the Company organized United Special Technical Services LLC (“USTS”), a joint venture located in the Sultanate of Oman between UPS and Special Technical Services LLC (“STS”), for the purpose of executing pipeline, piping and flowline high-density polyethylene lining services throughout the Middle East and Northern Africa. UPS holds a fifty-one percent (51%) equity interest in USTS and STS holds the remaining forty-nine percent (49%) equity interest. USTS initiated operations in the second quarter of 2012.

New Commercial and Structural Reportable Segment

On August 31, 2011, the Company purchased the North American business of Fyfe Group, LLC (“Fyfe NA”) for a purchase price at closing of $115.8 million (subject to working capital adjustments calculated from an agreed upon target), which was funded by borrowings under the Company’s new credit facility as discussed in Note 5 of this report. The Company also was granted a one-year exclusive negotiating right to acquire Fyfe Group’s Asian, European and Latin American operations at a purchase price to be agreed upon by the parties at the time of exercise of the right. Fyfe NA, based in San Diego, California, is a pioneer and industry leader in the development, manufacture and installation of fiber reinforced polymer (FRP) systems for the structural repair, strengthening and restoration of pipelines (water, wastewater, oil and gas), buildings (commercial, federal, municipal, residential and parking structures), bridges and tunnels, and waterfront structures. Fyfe NA has a comprehensive portfolio of patented and other proprietary technologies and products, including its Tyfo® Fibrwrap® System, the first and most comprehensive carbon fiber solution on the market that complies with 2009 International Building Code requirements. Fyfe NA’s product and service offering also includes pipeline rehabilitation, concrete repair, epoxy injection, corrosion mitigation and specialty coatings services.

On January 4, 2012, the Company purchased Fyfe Group’s Latin American operations (“Fyfe LA”), which included all of the equity interests of Fyfe Latin America S.A., a Panamanian entity (and its interest in various joint ventures located in Peru, Costa Rica, Chile and Colombia), Fyfe – Latin America S.A. de C.V., an El Salvador entity, and Fibrwrap Construction Latin America S.A., a Panamanian entity. The cash purchase price at closing was $2.3 million. During the first quarter of 2012, the Company paid the sellers an additional $1.1 million based on a preliminary working capital adjustment. The sellers have the ability to earn up to an additional $0.8 million of proceeds based on reaching certain performance targets in the year ending December 31, 2012 and upon completion of 2011 and 2012 audited financials based upon a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) calculation. The Company recorded $0.1 million as its fair value estimate of this liability. Additionally, an annual payout can be earned based on the achievement of certain performance targets over the three-year period ending December 31, 2014 (the “Fyfe LA earnout”). The Company recorded $0.7 million as its fair value estimate of the Fyfe LA earnout liability. Fyfe LA provides Fibrwrap installation services throughout Latin America, as well as provides product and engineering support to installers and applicators of the FRP systems in Latin America. The purchase price was funded out of the Company’s cash balances. Fyfe LA is included in the Company’s Commercial and Structural reportable segment.

On April 5, 2012, the Company purchased Fyfe Group’s Asian operations (“Fyfe Asia”), which included all of the equity interests of Fyfe Asia Pte. Ltd, a Singaporean entity (and its interest in two joint ventures located in Borneo and Indonesia), Fyfe (Hong Kong) Limited, Fibrwrap Construction (M) Sdn Bhd, a Malaysian entity, Fyfe Japan Co. Ltd and Fibrwrap Construction Pte. Ltd and Technologies & Art Pte. Ltd., Singaporean entities. Customers in India and China will be served through an exclusive product supply and license agreement. The cash purchase price at closing was $40.7 million and also included the patent portfolio of Fyfe Asia. Fyfe Asia will continue to actively research and develop improved products and processes for the structural repair, strengthening and restoration of buildings, bridges and other infrastructure using advanced composites. The purchase price was funded out of the Company’s cash balances and by borrowing $18.0 million against the Company’s line of credit. Fyfe Asia is included in the Company’s Commercial and Structural reportable segment.

The Company continues to hold exclusive negotiating rights for Fyfe Group’s international operations in Europe and continues to review this transaction.

Purchase Price Accounting

The Company has completed its accounting for the acquisition of CRTS. The Company has substantially completed its accounting for the Hockway and Fyfe NA acquisitions and completed its initial accounting for the Fyfe LA and Fyfe Asia acquisitions in accordance with the guidance included in FASB ASC 805, Business Combinations (“FASB ASC 805”). The Company has recorded finite-lived intangible assets at their preliminarily determined fair value related to non-compete agreements, customer relationships, backlog, trade names and trademarks and patents and other acquired technologies. The acquisitions resulted in goodwill related to, among other things, growth opportunities. The goodwill associated with the CRTS, Hockway, Fyfe LA and Fyfe Asia acquisitions is not deductible for tax purposes. The goodwill associated with the Fyfe NA acquisition is deductible for tax purposes. Additionally, the Company recorded expenses of $1.4 million and $2.0 million for costs incurred related to the acquisitions of Fyfe LA and Fyfe Asia in the three- and six-month periods ended June 30, 2012, respectively.

The contingent consideration arrangements previously discussed require the Company to pay the former shareholders of CRTS, Hockway and Fyfe LA, respectively, additional payouts based on the achievement of certain performance targets over their respective three-year periods. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangements is between $0 and $17.3 million. As of June 30, 2012, the Company calculated the fair value of the contingent consideration arrangement to be $14.8 million for CRTS, $1.4 million for Hockway and $0.8 million in total for Fyfe LA. In accordance with FASB ASC 820, Fair Value Measurements (“FASB ASC 820”), the Company determined that the CRTS earnout, Hockway earnout and Fyfe LA earnout are derived from significant unobservable inputs (“Level 3 inputs”). Key assumptions include the use of a discount rate and a probability-adjusted level of profit derived from each entity.

The CRTS, Hockway, Fyfe NA, Fyfe LA and Fyfe Asia acquisitions made the following contributions to the Company’s revenues and profits during their respective periods since acquisition (in thousands):

	Quarter Ended June 30, 2012			Quarter Ended June 30, 2012	86-Day Period Ended June 30, 2012
	CRTS	Hockway	Fyfe NA	Fyfe LA	Fyfe Asia
Revenues	$6,851	$2,068	$16,625	$328	$3,870
Net income (loss) (1)	356	145	(758)	(103)	84

	Six Months Ended June 30, 2012			178-Day Period Ended June 30, 2012	86-Day Period Ended June 30, 2012
	CRTS	Hockway	Fyfe NA	Fyfe LA	Fyfe Asia
Revenues	$13,528	$2,759	$30,897	$602	$3,870
Net income (loss) (1)	1,597	73	317	(128)	84

(1)	Net income includes an allocation of corporate expenses that is not necessarily indicative of the entity's operations on a stand-alone basis.

The following unaudited pro forma summary presents combined information of the Company as if these acquisitions had occurred on January 1, of the year preceding its respective acquisition date (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$257,531	$245,532	$491,871	$467,161
Net income(1)	11,498	11,242	19,546	14,628

(1)	Includes pro-forma adjustments for purchase price depreciation and amortization as if those intangibles were recorded as of January 1, of the year preceding the respective acquisition date.

The following table summarizes the consideration recorded to acquire each business at its respective acquisition date (in thousands):

	CRTS	Hockway(1)	Fyfe NA(2)	Fyfe LA(3)	Fyfe Asia	Total
Cash	$24,000	$3,552	$118,118	$3,349	$40,717	$189,736
Estimated fair value of earnout payments and final payments owed to shareholders	14,760	1,454	–	820	–	17,034
Total consideration recorded	$38,760	$5,006	$118,118	$4,169	$40,717	$206,770

(1)	Includes the cash purchase price at closing of $4.6 million plus a final working capital adjustment of $1.0 million, which was paid to the Company in the first quarter of 2012.
(2)
Includes the cash purchase price at closing of $115.8 million plus a final working capital adjustment to the sellers of $2.3 million, of which $1.8 million was paid in 2011 and $0.5 million was paid in 2012.

(3)	Includes the cash purchase price at closing of $2.3 million and an additional $1.1 million payment to the sellers during the first quarter of 2012 based on a preliminary working capital adjustment.

The Company has completed its accounting for the acquisition of CRTS. The Company has substantially completed its accounting for the Hockway and Fyfe NA acquisitions and completed its initial accounting for Fyfe LA and Fyfe Asia. As the Company completes its final accounting for these acquisitions, there might be changes, some of which may be material, to this initial accounting. The following table summarizes the fair value of identified assets and liabilities of the acquisitions at their respective acquisition dates. With respect to CRTS, the summary below is final, whereas the summary below represents a preliminary valuation for the other acquisitions, (in thousands):

	CRTS	Hockway	Fyfe NA	Fyfe LA	Fyfe Asia
Cash	$361	$536	$1,096	$301	$1,303
Receivables and cost and estimated earnings in excess of billings	2,365	2,341	16,019	195	9,595
Inventories	21	623	5,977	514	–
Prepaid expenses and other current assets	175	228	792	75	1,262
Property, plant and equipment	5,350	324	1,064	90	938
Identified intangible assets	26,220	2,200	53,768	1,663	15,900
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(2,830)	(1,767)	(3,642)	(702)	(4,926)
Deferred tax liabilities	(12,981)	–	–	(446)	(2,703)
Total identifiable net assets	$18,681	$4,485	$75,074	$1,690	$21,369

Total consideration recorded	$38,760	$5,006	$118,118	$4,169	40,717
Less: total identifiable net assets	18,681	4,485	75,074	1,690	21,369
Goodwill at June 30, 2012	$20,079	$521	$43,044	$2,479	$19,348

The following adjustments were made during the quarter ended June 30, 2012, after the transactions’ respective acquisition dates as the Company continued its purchase price accounting (in thousands):

	CRTS	Fyfe LA
Total identifiable net assets at March 31, 2012	$20,267	$2,453
Receivables and cost and estimated earnings in excess of billings	–	(381)
Identified intangible assets	–	261
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	–	(197)
Deferred tax liabilities	(1,586)	(446)
Total identifiable net assets at June 30, 2012	18,681	1,690

Goodwill at March 31, 2012	$18,493	$1,716
Increase in goodwill related to acquisitions	1,586	763
Goodwill at June 30, 2012	$20,079	$2,479

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

Investments in entities in which the Company does not have control or is not the primary beneficiary of a variable interest entity, and for which the Company has 20% to 50% ownership and has the ability to exert significant influence are accounted for by the equity method. At June 30, 2012 and December 31, 2011, the investments in affiliated companies on the Company’s consolidated balance sheets were $25.7 million and $26.7 million, respectively.

Net income presented below for the six-month periods ended June 30, 2012 and 2011 includes Bayou Coating’s forty-one percent (41%) interest in Delta Double Jointing LLC (“Bayou Delta”), which is eliminated for purposes of determining the Company’s equity in earnings of affiliated companies because Bayou Delta is consolidated in the Company’s financial statements as a result of its additional ownership through another Company subsidiary. The Company’s equity in earnings of affiliated companies for all periods presented below includes acquisition-related depreciation and amortization expense and is net of income taxes associated with these earnings.

Financial data for these investments in affiliated companies for the six-month periods ended June 30, 2012 and 2011 are summarized in the following table (in thousands):

Income statement data	2012	2011

Revenue	$63,502	$61,402
Gross profit	17,393	14,219
Net income	8,877	6,261
Equity in earnings of affiliated companies	2,387	1,615

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

Based on its evaluation of the above factors and judgments, as of June 30, 2012, the Company consolidated any VIEs in which it was the primary beneficiary. Also, as of June 30, 2012, the Company had significant interests in certain VIEs primarily through its joint venture arrangements for which the Company was not the primary beneficiary. There have been no changes in the status of the Company’s VIE or primary beneficiary designations that occurred during 2012.

Financial data for consolidated variable interest entities for the six-month periods ended June 30, 2012 and 2011 are summarized in the following table (in thousands):

Income statement data	2012	2011

Revenue	$41,559	$24,471
Gross profit	6,097	2,240
Net income (loss)	433	(661)

The Company’s non-consolidated variable interest entities are accounted for under the equity method of accounting and discussed further in the “Investments in Affiliated Companies” section of Note 2 of this report.

Newly Adopted Accounting Pronouncements

ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 became effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this update did not have a material impact on the Company in the quarter or six-month period ended June 30, 2012.

ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement (statement of comprehensive income), or (2) in two separate but consecutive financial statements (consisting of an income statement followed by a separate statement of other comprehensive income). Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements; however, this portion of the guidance has been deferred. ASU No. 2011-05 requires retrospective application, and was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this update on January 1, 2012 and added a separate statement of comprehensive income, but the adoption did not have an impact on the Company’s results of operations.

ASU No. 2011-08, which updates the guidance in ASC Topic 350, Intangibles – Goodwill & Other, affects all entities that have goodwill reported in their financial statements. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is necessary. Under the amendments in this update, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under ASC Topic 350. This guidance became effective for interim and annual goodwill impairment tests performed for fiscal year 2012 with early adoption permitted. The Company adopted this update as of January 1, 2012 and the adoption of this update did not have a material impact on the Company.

3.     SHARE INFORMATION

Earnings per share have been calculated using the following share information:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted average number of common shares used for basic EPS	39,277,649	39,343,690	39,237,141	39,308,049
Effect of dilutive stock options and restricted stock	292,805	388,387	298,056	409,870
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	39,570,454	39,732,077	39,535,197	39,717,919

The Company excluded 251,686 and 41,488 stock options for the quarters ended June 30, 2012 and 2011, respectively, and 251,686 and 37,488 stock options for the six months ended June 30, 2012 and 2011, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

4.     GOODWILL AND INTANGIBLE ASSETS

Goodwill

Our recorded goodwill by reporting segment was as follows at June 30, 2012 and December 31, 2011 (in millions):

	2012	2011
Energy and Mining	$77.8	$77.4
North American Water and Wastewater	101.8	101.8
European Water and Wastewater	21.4	21.8
Asia-Pacific Water and Wastewater	5.7	5.7
Commercial and Structural	64.8	43.2
Total goodwill	$271.5	$249.9

The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at June 30, 2012 and December 31, 2011 (in millions):

	2012	2011
Beginning balance (January 1, 2012 and 2011, respectively)	$249.9	$190.1
Additions to goodwill through acquisitions(1)(2)	22.5	63.7
Foreign currency translation	(0.9)	(3.9)
Goodwill at end of period(3)	$271.5	$249.9

(1)
During the first six months of 2012, the Company recorded goodwill of $2.5 million and $19.3 million related to the acquisition of Fyfe LA and Fyfe Asia, respectively. Additionally, the Company recorded decreases of $1.5 million and $0.2 million in goodwill related to the 2011 acquisitions of Hockway and Fyfe NA, respectively, and increases of $1.6 and $0.8 million in goodwill related to the CRTS and Fyfe LA acquisitions, respectively.

(2)
During the year ended December 31, 2011, the Company recorded goodwill of $18.5 million related to the acquisition of CRTS, $2.0 million related to the acquisition of Hockway and $43.2 million related to the acquisition of Fyfe NA as discussed in Note 1 of this report.

(3)	The Company does not have any accumulated impairment charges.

Intangible Assets

Intangible assets at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	As of June 30, 2012 (1)					As of December 31, 2011
	Weighted Average Useful Lives (Years)		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements		8	$3,922	$(2,736)	$1,186	$3,922	$(2,654)	$1,268
Backlog	<	1	4,652	(4,507)	145	4,651	(3,705)	946
Leases		14	2,067	(260)	1,807	2,067	(183)	1,884
Trademarks		18	21,424	(2,653)	18,771	21,396	(2,141)	19,255
Non-competes		0	740	(740)	—	740	(729)	11
Customer relationships		15	116,375	(14,242)	102,133	102,963	(10,970)	91,993
Patents and acquired technology		18	57,474	(20,004)	37,470	53,906	(19,608)	34,298
			$206,654	$(45,142)	$161,512	$189,645	$(39,990)	$149,655

(1)
During the six months ended June 30, 2012, the Company recorded $3.9 million in patents and acquired technology to be amortized over a weighted average life of twenty years and $13.4 million in customer relationships to be amortized over a weighted average life of fifteen years related to the acquisitions discussed in Note 1 of this report.

Amortization expense was $3.0 million and $1.2 million for the quarters ended June 30, 2012 and 2011, respectively. Amortization expense was $5.7 million and $2.4 million for the six-month periods ended June 30, 2012 and 2011, respectively. Estimated amortization expense by year is as follows (in thousands):

2012	$10,839
2013	10,163
2014	10,163
2015	10,157
2016	10,144

5.     LONG-TERM DEBT AND CREDIT FACILITY

Financing Arrangements

On August 31, 2011, the Company entered into a new $500.0 million credit facility (the “New Credit Facility”) with a syndicate of banks, with Bank of America, N.A. serving as the administrative agent and JPMorgan Chase Bank, N.A. serving as the syndication agent. The New Credit Facility consists of a $250.0 million five-year revolving credit line and a $250.0 million five-year term loan facility. The entire amount of the term loan was drawn by the Company on August 31, 2011 for the following purposes: (1) to pay the $115.8 million cash closing purchase price of the Company’s acquisition of Fyfe NA, which closed on August 31, 2011 (see Note 1 of this report for additional detail regarding this acquisition); (2) to retire $52.5 million in indebtedness outstanding under the Company’s prior credit facility; (3) to redeem the Company’s $65.0 million, 6.54% Senior Notes, due April 2013, and to pay the associated $5.7 million make-whole payment due in connection with the redemption of the Senior Notes; and (4) to fund expenses associated with the New Credit Facility and the Fyfe NA transaction. In connection with the New Credit Facility, the Company paid $4.1 million in arrangement and up-front commitment fees that will be amortized over the life of the New Credit Facility.

Generally, interest will be charged on the principal amounts outstanding under the New Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.50% to 2.50% depending on the Company’s consolidated leverage ratio. The Company also can opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of June 30, 2012 was approximately 2.71%.

In November 2011, the Company entered into an interest rate swap agreement, for a notional amount of $83.0 million, which is set to expire in November 2014. The swap notional amount mirrors the amortization of $83.0 million of the Company’s original $250.0 million term loan from the New Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 0.89% calculated on the amortizing $83.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $83.0 million notional amount. The annualized borrowing rate of the swap at June 30, 2012 was approximately 2.50%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $83.0 million portion of the Company’s term loan from the New Credit Facility. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.

During the first quarter of 2012, the Company borrowed $26.0 million on the line of credit under the New Credit Facility in order to fund the purchase of Fyfe Asia on April 5, 2012 and for working capital and joint venture investments. See Note 1 of this report for additional detail regarding this acquisition.

The Company’s total indebtedness at June 30, 2012 consisted of $231.3 million outstanding from the original $250.0 million term loan under the New Credit Facility, $26.0 million on the line of credit under the New Credit Facility and $3.6 million of third party notes and bank debt. In connection with the formation of Bayou Perma-Pipe Canada, Ltd. (“BPPC”), the Company and Perma-Pipe Canada, Inc. loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January, 2012, the Company and Perma-Pipe Canada, Inc. agreed to loan the joint venture an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. As of June 30, 2012, $4.1 million has been funded. As of June 30, 2012, $5.1 million of the total amount was designated in the consolidated financial statements as third-party debt.

As of June 30, 2012, the Company had $20.7 million in letters of credit issued and outstanding under the New Credit Facility. Of such amount, $11.1 million was collateral for the benefit of certain of our insurance carriers and $9.6 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

The Company’s total indebtedness at December 31, 2011 consisted of $243.8 million outstanding from the original $250.0 million term loan under the New Credit Facility and $1.5 million of third party notes and bank debt. In connection with the formation of BPPC, the Company and Perma-Pipe Canada, Inc. loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. As of December 31, 2011, $4.1 million of such amount was designated in the consolidated financial statements as third-party debt.

At June 30, 2012 and December 31, 2011, the estimated fair value of the Company’s long-term debt was approximately $259.0 million and $245.1 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 8 of this report.

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

Consolidated financial leverage ratio compares consolidated funded indebtedness to New Credit Facility defined income. The initial maximum amount was not to exceed 3.00 to 1.00 and will decrease periodically at scheduled reporting periods to not more that 2.25 to 1.00 beginning with the quarter ending period June 30, 2014. At June 30, 2012, the Company’s consolidated financial leverage ratio was 2.23 to 1.00 and, using the current New Credit Facility defined income, the Company had the capacity to borrow up to approximately $93.5 million of additional debt.

Consolidated fixed charge coverage ratio compares New Credit Facility defined income to New Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At June 30, 2012, the Company’s fixed charge coverage ratio was 1.71 to 1.00.

New Credit Facility defined consolidated net worth of the Company shall not at any time be less than the sum of 80% of the New Credit Facility defined consolidated net worth as of December 31, 2010, increased cumulatively on a quarterly basis by 50% of consolidated net income, plus 100% of any equity issuances. The current minimum consolidated net worth is $510.9 million. At June 30, 2012, the Company’s consolidated net worth was $671.2 million.

At June 30, 2012, the Company was in compliance with all of its debt and financial covenants as required under the New Credit Facility.

6.     STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

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

In addition to the open market repurchases, the Company also is authorized to purchase up to $5.0 million of the Company’s common stock in each calendar year in connection with the Company’s equity compensation programs for employees and directors. The participants in the Company’s equity plans may surrender shares of previously issued common stock in satisfaction of tax obligations arising from the vesting of restricted stock awards under such plans and in connection with the exercise of stock option awards. The deemed price paid is the closing price of the Company’s common stock on the Nasdaq Global Select Market on the date that the restricted stock vests or the shares of the Company’s common stock are surrendered in exchange for stock option exercises.

During the first six months of 2012, the Company acquired 310,035 shares of the Company’s common stock for $5.0 million ($16.13 average price per share) through the open market repurchase program and 58,906 shares of the Company’s common stock for $1.1 million ($18.10 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock. In addition, the Company issued 2,769 common shares in exchange for 13,500 stock options (via a stock swap). Once repurchased, the Company immediately retired all such shares.

Equity-Based Compensation Plans

At June 30, 2012, the Company had two active equity-based compensation plans under which awards may be made, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. The Company’s 2009 Employee Equity Incentive Plan (the “2009 Employee Plan”) has 2,500,000 shares of the Company’s common stock registered for issuance, and at June 30, 2012, 832,071 shares of common stock were available for issuance. In order to determine shares available for issuance, the Company assumed the issuance of shares pursuant to outstanding restricted stock unit awards were issued at the target level. The Company’s 2011 Non-Employee Director Equity Incentive Plan (“2011 Director Plan”) has 250,000 shares of the Company’s common stock registered for issuance, and at June 30, 2012, 208,266 shares of common stock were available for issuance.

Stock Awards

Stock awards, which include shares of restricted stock and restricted stock units, are awarded from time to time to executive officers and certain key employees of the Company. Stock award compensation is recorded based on the award date fair value and charged to expense ratably through the requisite service period. The forfeiture of unvested restricted stock awards and units causes the reversal of all previous expense recorded as a reduction of current period expense.

A summary of stock award activity during the six-month period ended June 30, 2012 follows:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2012	643,117	$17.44
Restricted shares awarded	266,715	18.08
Restricted stock units awarded	188,958	18.11
Restricted shares distributed	(269,068)	12.95
Restricted stock units distributed	(11,936)	12.84
Restricted shares forfeited	(18,861)	19.91
Restricted stock units forfeited	(31,392)	18.11
Outstanding at June 30, 2012	767,533	$19.39

Expense associated with stock awards was $2.2 million and $2.2 million in the six months ended June 30, 2012 and 2011, respectively. Unrecognized pre-tax expense of $9.3 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.3 years for awards outstanding at June 30, 2012.

Expense associated with stock awards was $1.2 million and $1.0 million for the quarters ended June 30, 2012 and 2011, respectively.

Deferred Stock Unit Awards

Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.

A summary of deferred stock unit activity during the six-month period ended June 30, 2012 follows:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2012	173,916	$20.12
Awarded	41,734	17.78
Shares distributed	(22,185)	22.79
Forfeited	–	–
Outstanding at June 30, 2012	193,465	$19.31

Expense associated with awards of deferred stock units in the quarters and six months ended June 30, 2012 and 2011 was $0.7 million, respectively.

Stock Options

Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of stock option activity during the six-month period ended June 30, 2012 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	1,107,712	$18.98
Granted	267,880	18.11
Exercised	(25,123)	14.04
Canceled/Expired	(106,332)	23.66
Outstanding at June 30, 2012	1,244,137	$18.49
Exercisable at June 30, 2012	788,073	$16.91

In each of the quarters ended June 30, 2012 and 2011, the Company recorded expense of $0.5 million related to stock option grants. In the six months ended June 30, 2012 and 2011, the Company recorded expense of $1.1 million and $1.2 million, respectively, related to stock option grants. Unrecognized pre-tax expense of $3.2 million related to stock option grants is expected to be recognized over the weighted average remaining contractual term of 2.1 years for awards outstanding at June 30, 2012.

Financial data for stock option exercises for the six-month periods ended June 30, 2012 and 2011 are summarized in the following table (in millions):

	2012		2011
	(in millions)
Amount collected from stock option exercises		$0.4		$2.0
Total intrinsic value of stock option exercises		0.1		1.0
Tax benefit of stock option exercises recorded in additional paid-in-capital	<	0.1	<	0.1

Aggregate intrinsic value of outstanding stock options at June 30, 2012		2.3		4.3
Aggregate intrinsic value of exercisable stock options at June 30, 2012		2.3		3.5

The intrinsic value calculations are based on the Company’s closing stock price of $17.89 and $20.97 on June 30, 2012 and 2011, respectively.

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

	For the Six Months Ended June 30,
	2012		2011
	Range	Weighted Average	Range			Weighted Average
Weighted average grant-date fair value	n/a	$8.19		n/a		$11.61
Volatility	45.2%	45.2%	47.0	-	50.6%	50.4%
Expected term (years)	7.0	7.0		7.0		7.0
Dividend yield	0.0%	0.0%		0.0%		0.0%
Risk-free rate	1.5%	1.5%	2.3	-	3.0%	2.8%

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

Purchase Commitments

The Company had no material purchase commitments at June 30, 2012.

Guarantees

The Company has entered into several contractual joint ventures in order to develop joint bids on contracts for its installation business. The Company could be required to complete the joint venture partner’s portion of the contract if the partner were unable to complete its portion. The Company would be liable for any amounts for which the Company itself could not complete the work and for which a third-party contractor could not be located to complete the work for the amount awarded in the contract. While the Company would be liable for additional costs, these costs would be offset by any related revenues due under that portion of the contract. The Company has not previously experienced material adverse results from such arrangements. At June 30, 2012, the Company’s maximum exposure to its joint venture partner’s proportionate share of performance guarantees was $0.6 million. Based on these facts, while there can be no assurances, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at June 30, 2012 on its consolidated balance sheet.

8.     DERIVATIVE FINANCIAL INSTRUMENTS

As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations or to hedge foreign currency cash flow transactions. For cash flow hedges, gain or loss is recorded in the consolidated statements of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were effective; therefore, no gain or loss was recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During each of the three- and six-month periods ended June 30, 2012, the Company recorded less than $0.1 million as a gain on the consolidated statement of operations upon settlement of the cash flow hedges. At June 30, 2012, the Company recorded a net deferred loss of $0.1 million related to the cash flow hedges in other current liabilities and other comprehensive income on the consolidated balance sheets and on the foreign currency translation adjustment line of the consolidated statements of equity.

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

The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs (in thousands):

Designation of Derivatives	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives Designated as Hedging Instruments
Forward Currency Contracts	Other current assets	$22	$–
	Total Assets	$22	$–

Forward Currency Contracts	Other current liabilities	$–	$6
Interest Rate Swaps	Other long-term liabilities	794	545
	Total Liabilities	$794	$551

Derivatives Not Designated as Hedging Instruments
Forward Currency Contracts	Other current assets	$–	$9
	Total Assets	$–	$9

Forward Currency Contracts	Other current liabilities	$121	$69
	Total Derivative Assets	22	9
	Total Derivative Liabilities	915	620
	Total Net Derivative Liability	$893	$611

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

The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Forward Currency Contracts	$22	–	$22	–
Total	$22	–	$22	–

Liabilities
Forward Currency Contracts	$121	–	$121	–
Interest Rate Swap	794	–	794	–
Total	$915	–	$915	–

	Total Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Forward Currency Contracts	$9	–	$9	–
Total	$9	–	$9	–

Liabilities
Forward Currency Contracts	$75	–	$75	–
Interest Rate Swap	545	–	545	–
Total	$620	–	$620	–

The following table summarizes the Company’s derivative positions at June 30, 2012:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Canadian Dollar/USD	Sell	$13,170,000	0.2	1.02
Interest Rate Swap		$76,775,000	2.4

The Company had no significant transfers between Level 1, 2 or 3 inputs during the six-month period ended June 30, 2012. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which are based on Level 2 inputs as previously defined.

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

Prior to the third quarter of 2011, the Company previously considered Water Rehabilitation to be a separate reportable segment. Based on an internal management reorganization, the Company has combined previously reported water rehabilitation results for all periods presented, which have not been material, with the geographically separated sewer rehabilitation segments. In connection with the Company’s acquisition of Fyfe NA, the Company has designated the Commercial and Structural reportable segment. See Note 1 of this report for a description of the acquired business.

The quarter and six-month period ended June 30, 2012 results for the Commercial and Structural segment include $1.4 million and $2.0 million, respectively, for costs incurred related to the acquisitions of Fyfe LA and Fyfe Asia. The quarter and six-month period ended June 30, 2011 results for the Energy and Mining segment include $0.3 million for costs incurred related to the acquisition of CRTS. The Company recorded these costs under “Acquisition-related expenses” on its consolidated statements of operations.

The following disaggregated financial results have been prepared using a management approach that is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. The Company evaluates performance based on stand-alone operating income (loss).

Financial information by segment was as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Energy and Mining	$130,941	$100,400	$245,981	$195,857
North American Water and Wastewater	79,492	89,544	153,829	171,404
European Water and Wastewater	17,519	23,609	33,595	44,370
Asia-Pacific Water and Wastewater	8,757	11,432	19,351	23,941
Commercial and Structural	20,822	—	35,369	—
Total revenues	$257,531	$224,985	$488,125	$435,572

Gross profit (loss):
Energy and Mining	$33,177	$24,822	$60,078	$47,914
North American Water and Wastewater	17,097	13,268	31,667	24,410
European Water and Wastewater	4,355	6,111	7,707	10,634
Asia-Pacific Water and Wastewater	(1,248)	1,639	(995)	4,056
Commercial and Structural	9,046	—	16,654	—
Total gross profit	$62,427	$45,840	$115,111	$87,014

Operating income (loss):
Energy and Mining	$13,457	$6,986	$20,897	$13,376
North American Water and Wastewater	5,883	(174)	10,073	(1,850)
European Water and Wastewater	704	1,721	418	2,323
Asia-Pacific Water and Wastewater	(2,974)	(693)	(4,766)	(520)
Commercial and Structural	1,293	—	2,640	—
Total operating income	$18,363	$7,840	$29,262	$13,329

The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
United States	$175,537	$136,819	$319,861	$250,501
Canada	39,369	35,484	83,758	80,465
Europe	21,001	27,847	40,943	52,195
Other foreign	21,624	24,835	43,563	52,411
Total revenues	$257,531	$224,985	$488,125	$435,572

Gross profit:
United States	$47,042	$25,202	$83,009	$44,034
Canada	9,344	9,396	20,643	21,205
Europe	5,332	7,201	9,775	12,629
Other foreign	709	4,041	1,684	9,146
Total gross profit	$62,427	$45,840	$115,111	$87,014

Operating income (loss):
United States	$13,019	$(1,521)	$18,660	$(7,689)
Canada	5,223	4,934	11,859	12,683
Europe	1,745	2,899	2,097	4,202
Other foreign	(1,624)	1,528	(3,354)	4,133
Total operating income	$18,363	$7,840	$29,262	$13,329

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

2012 Acquisitions/Strategic Initiatives

On January 4, 2012, we purchased Fyfe Group’s Latin American operations (“Fyfe LA”), which included all of the equity interests of Fyfe Latin America S.A., a Panamanian entity (and its interest in various joint ventures located in Peru, Costa Rica, Chile and Colombia), Fyfe – Latin America S.A. de C.V., an El Salvador entity, and Fibrwrap Construction Latin America S.A., a Panamanian entity. The purchase price was $2.3 million in cash at closing with the sellers able to earn an additional payout both annually upon achievement of certain performance targets over the three-year period ending December 31, 2014 (the “Fyfe LA earnout”) and upon completion of 2011 and 2012 audited financials based upon a multiple of EBITDA calculation. During the first quarter of 2012, we paid the sellers an additional $1.1 million based on a preliminary working capital adjustment. Fyfe LA provides Fibrwrap installation services throughout Latin America, as well as product and engineering support to installers and applicators of the FRP systems in Latin America. The purchase price was funded out of our cash balances. Fyfe LA is included in our Commercial and Structural reportable segment.

On April 5, 2012, we purchased Fyfe Group’s Asian operations (“Fyfe Asia”), which included all of the equity interests of Fyfe Asia Pte. Ltd, a Singaporean entity (and its interest in two joint ventures located in Borneo and Indonesia), Fyfe (Hong Kong) Limited, Fibrwrap Construction (M) Sdn Bhd, a Malaysian entity, Fyfe Japan Co. Ltd and Fibrwrap Construction Pte. Ltd and Technologies & Art Pte. Ltd., Singaporean entities. Customers in India and China will be served through an exclusive product supply and license agreement. The cash purchase price at closing was $40.7 million and also included the patent portfolio of Fyfe Asia. Fyfe Asia will continue to actively research and develop improved products and processes for the structural repair, strengthening and restoration of buildings, bridges and other infrastructure using advanced composites. The purchase price was funded out of our cash balances and by borrowing $18.0 million against our line of credit. See Note 5 to the financial statements contained in this report for further discussion on debt activity related to this acquisition. Fyfe Asia is included in our Commercial and Structural reportable segment.

We are in current negotiations, pursuant to the one-year exclusive negotiating right provided as part of the Fyfe NA transaction, to acquire Fyfe Group’s European operations (“Fyfe Europe”). We are currently reviewing this transaction.

See Note 1 of this report for further discussion regarding our recent acquisitions and strategic initiatives.

Results of Operations – Quarters and Six-Month Periods Ended June 30, 2012 and 2011

Overview – Consolidated Results

Key financial data for our consolidated operations was as follows (dollars in thousands):

	Quarters Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$257,531	$224,985	$32,546	14.5%
Gross profit	62,427	45,840	16,587	36.2
Gross profit margin	24.2%	20.4%	n/a	3.8
Operating expenses	42,652	37,674	4,978	13.2
Acquisition-related expenses	1,412	326	1,086	333.1
Operating income	18,363	7,840	10,523	134.2
Operating margin	7.1%	3.5%	n/a	3.6
Net income attributable to Aegion Corporation	11,498	7,629	3,869	50.7

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$488,125	$435,572	$52,553	12.1%
Gross profit	115,111	87,014	28,097	32.3
Gross profit margin	23.6%	20.0%	n/a	3.6
Operating expenses	83,862	73,359	10,503	14.3
Acquisition-related expenses	1,987	326	1,661	509.5
Operating income	29,262	13,329	15,933	119.5
Operating margin	6.0%	3.1%	n/a	2.9
Net income attributable to Aegion Corporation	18,222	10,635	7,587	71.3

Consolidated net income was $11.5 million for the quarter ended June 30, 2012 compared to $7.6 million in the prior year quarter. The increase in consolidated income from operations for the second quarter of 2012 was a result of significantly improved results in our North American Water and Wastewater segment from better project execution and bidding discipline in the second quarter of 2012 compared to the comparable quarter of 2011. Results also included contributions from our Commercial and Structural segment, which was established with our third quarter 2011 acquisition of Fyfe NA, and the results of our 2011 acquisitions of CRTS, Inc. (“CRTS”) and Hockway Limited and Hockway Middle East FZE (collectively, “Hockway”) within our Energy and Mining segment. Results in our Energy and Mining segment also included increases in our industrial lining and cathodic protection businesses due to international growth and strong domestic project activity as well. These increases were partially offset by decreases in our European Water and Wastewater segment due to weakened market conditions throughout Europe, project performance issues in our Asia-Pacific Water and Wastewater segment and increased acquisition-related expenses attributable to our 2012 acquisitions of the Fyfe Group’s operations in Latin America and Asia. For the first six months of 2012, consolidated net income increased $7.6 million, or 71.3%, compared to the first six months of 2011. Again, the increase can be attributable to significant improvements in our North American Water and Wastewater segment, increases in our industrial linings and cathodic protection operations in our Energy and Mining segment and the contributions from our Commercial and Structural segment.

For the quarter, revenues increased $32.5 million, or 14.5%, primarily due to the inclusion of revenue from our 2011 acquisitions and growth from our Energy and Mining segment, primarily in our industrial linings operations, partially offset by lower revenues in our North American, European and Asia-Pacific Water and Wastewater segments due to weaker market conditions in the United States and Europe and decreased project activity in Asia. For 2012, gross margin rates have improved in our North American Water and Wastewater segment due to better project execution and an improved project management organizational structure.

Quarter over quarter, operating expenses increased $5.0 million, or 13.2%, primarily due to the inclusion of our 2011 and 2012 acquisitions, but partially offset by cost reduction measures implemented during September 2011. The results also include $1.4 million and $2.0 million, respectively of acquisition-related expenditures for the acquisitions of Fyfe LA and Fyfe Asia in the three- and six-month periods ended June 30, 2012 compared to $0.3 million incurred in the same prior year periods.

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

	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011
Energy and Mining	$250.0	$255.2	$256.4	$168.1
North American Water and Wastewater	158.2	132.5	130.0	169.5
European Water and Wastewater	20.9	19.2	20.7	22.2
Asia-Pacific Water and Wastewater	36.1	32.8	37.5	50.3
Commercial and Structural	29.5	19.3	19.6	–
Total	$494.7	$459.0	$464.2	$410.1

(1)
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

(2)	June 30, 2012 includes backlog from our April 2012 acquisition of Fyfe Asia. Backlog at December 31, 2011 included backlog from the August 2011 acquisition of Fyfe North America

Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Energy and Mining Segment

Key financial data for our Energy and Mining segment was as follows (in thousands):

	Quarters Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$130,941	$100,400	$30,541	30.4%
Gross profit	33,177	24,822	8,355	33.7
Gross profit margin	25.3%	24.7%	n/a	0.6
Operating expenses	19,720	17,510	2,210	12.6
Acquisition-related expenses	—	326	(326)	n/m
Operating income	13,457	6,986	6,471	92.6
Operating margin	10.3%	7.0%	n/a	3.3

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$245,981	$195,857	$50,124	25.6%
Gross profit	60,078	47,914	12,164	25.4
Gross profit margin	24.4%	24.5%	n/a	(0.1)
Operating expenses	39,181	34,212	4,969	14.5
Acquisition-related expenses	—	326	(326)	n/m
Operating income	20,897	13,376	7,521	56.2
Operating margin	8.5%	6.8%	n/a	1.7

Revenues

Revenues in our Energy and Mining segment increased by $30.5 million, or 30.4%, in the second quarter of 2012 compared to the second quarter of 2011. This increase was primarily due to significant growth in our industrial lining and cathodic protection operations as a result of international growth, strong market conditions in North America and the inclusion of $8.9 million of revenue from our 2011 acquisitions of CRTS and Hockway, which were acquired on June 30, 2011 and August 2, 2011, respectively. Additionally, we saw approximately $13.8 million in revenue contribution during the second quarter of 2012 from our recently formed joint venture in Morocco and growth across all operations within this segment.

Revenues increased by $50.1 million, or 25.6%, in the first half of 2012 compared to the first half of 2011 primarily due to increases in our industrial lining and cathodic protection operations and $16.3 million of revenue from our 2011 Energy and Mining acquisitions. These increases were partially offset by decreases in our pipe-coating operations throughout North America, primarily due to reduced activity for the first quarter of 2012. Our Energy and Mining segment is active in six primary geographic regions: the United States, Canada, Mexico, South America, the Middle East and Europe, and includes pipeline rehabilitation, pipe coating, design and installation of cathodic protection systems and welding services.

Our Energy and Mining segment contract backlog at June 30, 2012 was $250.0 million, which represented a $5.2 million, or 2.0%, and a $6.4 million, or 2.5%, decrease compared to March 31, 2012 and December 31, 2011, respectively. Energy and Mining contract backlog increased by $81.9 million, or 48.7%, compared to June 30, 2011 primarily due to the addition of the large projects at CRTS and UPS that were added during the second half of 2011. The decreases in backlog were primarily driven by the significantly increased revenue across all operations, most notably our industrial linings operations. We expect improving global markets will lead to expansion within existing geographies for our corrosion engineering and industrial lining platforms as well as new geographies, specifically, in Asia and the Middle East. We continue to believe that continued strong commodity prices will provide sustainable opportunities for our Energy and Mining segment for future periods, particularly as it relates to maintenance spending in the sector.

Gross Profit and Gross Profit Margin

Gross profit in our Energy and Mining segment increased from the prior year quarter by $8.4 million, or 33.7%, and overall gross margin percentage increased to 25.3% compared to 24.7% in the second quarter of 2011. For the six months ended June 30, 2012 compared to the prior year period, gross profit increased by $12.2 million, or 25.4%, while the overall gross margin percentage was essentially flat. These increases were primarily due to higher revenues in our industrial linings and cathodic protections operations. Higher margins during the second quarter of 2012 were also due to higher margin activity in our custom and robotics coating operations.

Operating Expenses

Operating expenses in our Energy and Mining segment increased by $2.2 million, or 12.6%, in the second quarter of 2012 compared to the second quarter of 2011, and increased $5.0 million, or 14.5%, in the first half of 2012 compared to the comparable period in 2011. The increases in operating expenses in the three- and six-month periods ended June 30, 2012 compared to the prior year periods was primarily attributable to operating expenses related to recently acquired businesses, specifically, CRTS and Hockway, which accounted for $2.2 and $4.3 million, respectively, of the overall increase. Additionally, we increased resources to support the domestic growth of the segment. As a percentage of revenues, our Energy and Mining operating expenses were 15.9% for the six months ended June 30, 2012 compared to 17.5% in the comparable period in 2011.

Operating Income and Operating Margin

Operating income increased by $6.5 million, or 92.6%, to $13.5 million in the second quarter of 2012 compared to $7.0 million in the second quarter of 2011. In the six-month period ended June 30, 2012, operating income increased by $7.5 million, or 56.2%, to $20.9 million compared to $13.4 million in the prior year period. Operating margin was 10.3% and 8.5% in the quarter and six-month periods ended June 30, 2012.

North American Water and Wastewater Segment

Key financial data for our North American Water and Wastewater segment was as follows (dollars in thousands):

	Quarters Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$79,492	$89,544	$(10,052)	(11.2)%
Gross profit	17,097	13,268	3,829	28.9
Gross profit margin	21.5%	14.8%	n/a	6.7
Operating expenses	11,214	13,442	(2,228)	(16.6)
Operating income (loss)	5,883	(174)	6,057	3,481.0
Operating margin	7.4%	(0.2)%	n/a	7.6

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$153,829	$171,404	$(17,575)	(10.3)%
Gross profit	31,667	24,410	7,257	29.7
Gross profit margin	20.6%	14.2%	n/a	6.4
Operating expenses	21,594	26,260	(4,666)	(17.8)
Operating income (loss)	10,073	(1,850)	11,923	644.5
Operating margin	6.5%	(1.1)%	n/a	7.6

Revenues

Revenues decreased by $10.1 million, or 11.2%, in our North American Water and Wastewater segment in the second quarter of 2012 compared to the second quarter of 2011. The quarter over quarter decline was primarily as a result of reduced crew capacity in response to market contraction in 2011 as well as more selectively targeting the best bid opportunities to support margin expansion. Third party tube sales increased by $1.3 million, or 28.9%, to $5.6 million in the second quarter of 2012 as a result of continued market penetration.

For the first half of 2012, revenues decreased by $17.6 million, or 10.3%, compared to the first six months of 2011. The decline was impacted by the Eastern United States region for the reasons previously discussed.

Contract backlog in our North American Water and Wastewater segment at June 30, 2012 represented a $25.7 million, or 19.4%, increase from backlog at March 31, 2012 and an $11.3 million, or 6.7%, decrease from backlog at June 30, 2011. The decrease from June 30, 2011 was due to market conditions in the Eastern region of the United States, and our more disciplined bidding strategy. The increase from March 31, 2012 was due to strong market bidding opportunities occurring during the second quarter and improved market share. A $16.3 million project in Texas was won during the second quarter of 2012 as well.

Gross Profit and Gross Profit Margin

Gross profit in our North American Water and Wastewater segment increased $3.8 million, or 28.9%, in the second quarter of 2012 compared to the second quarter of 2011. Gross margin percentages increased to 21.5% in the second quarter of 2012 from 14.8% in the second quarter of 2011, which offset the impact of lower revenue. The gross margin improvement of 670 basis points was primarily due to improved project execution, improved bidding discipline and the effects of our efforts to improve our project management organizational structure which began in early 2011. For the six months ended June 30, 2012, gross profit increased $7.3 million, or 29.7%, compared to the prior year period.  In addition to the improved project execution and changes in organizational structure, we had improvement on leveraging our fixed cost structure, which was hampered by severe weather in the first quarter of 2011.

Operating Expenses

Operating expenses in our North American Water and Wastewater segment decreased by $2.2 million, or 16.6%, during the second quarter of 2012 compared to the second quarter of 2011. Operating expenses in this segment decreased primarily due to a continued focus on operational efficiencies and resource management, including the cost reduction initiatives taken in the second half of 2011. Operating expenses as a percentage of revenues were 14.1% in the second quarter of 2012 compared to 15.0% in the second quarter of 2011. Operating expenses in the first half of 2012 decreased by $4.7 million, or 17.8%, compared to the prior year period and operating expense as a percentage of revenue was 14.0% in the six months ended June 30, 2012 compared to 15.3% in the six months ended June 30, 2011.

Operating Income and Operating Margin

Higher gross margin percentages and lower operating expense partially offset by lower revenue led to a $6.1 million increase in operating income in our North American Water and Wastewater segment in the second quarter of 2012 compared to the second quarter of 2011. The North American Water and Wastewater operating margin increased to 7.4% in the second quarter of 2012 compared to (0.2)% in the second quarter of 2011.

Although we continue to experience recent weaker market conditions in the United States and a product mix shift to lower margin small diameter pipe projects, we anticipate continued performance improvement in this business compared to 2011 based on our more disciplined bidding approach, improvement in project execution and cost reduction measures taken during 2011.

European Water and Wastewater Segment

Key financial data for our European Water and Wastewater segment was as follows (dollars in thousands):

	Quarters Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$17,519	$23,609	$(6,090)	(25.8)%
Gross profit	4,355	6,111	(1,756)	(28.7)
Gross profit margin	24.9%	25.9%	n/a	(1.0)
Operating expenses	3,651	4,390	(739)	(16.8)
Operating income	704	1,721	(1,017)	(59.1)
Operating margin	4.0%	7.3%	n/a	(3.3)

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$33,595	$44,370	$(10,775)	(24.3)%
Gross profit	7,707	10,634	(2,927)	(27.5)
Gross profit margin	22.9%	24.0%	n/a	(1.1)
Operating expenses	7,289	8,311	(1,022)	(12.3)
Operating income	418	2,323	(1,905)	(82.0)
Operating margin	1.2%	5.2%	n/a	(4.0)

Revenues

Revenues in our European Water and Wastewater segment decreased $6.1 million, or 25.8%, during the second quarter of 2012 compared to the second quarter of 2011. The decrease was primarily due to weaker market conditions in Spain, France and the United Kingdom and increased competition in the Netherlands and Switzerland. Revenues during the first half of 2012 decreased $10.8 million, or 24.3%, compared to the prior year period. In addition to the weaker market conditions, the decrease in revenues was due to severe weather experienced throughout Europe during the first quarter of 2012 and the non-replication in 2012 of a large project in the first quarter of 2011 in the Netherlands.

Contract backlog in our European Water and Wastewater segment was $20.9 million at June 30, 2012. This represents an increase of $1.7 million, or 8.9%, compared to March 31, 2012 and a decrease of $1.3 million, or 5.9%, compared to June 30, 2011. Compared to March 31, 2012, the increase was primarily a result of higher backlog in the United Kingdom, as we have seen recent market improvements.

Gross Profit and Gross Profit Margin

Gross profit in our European Water and Wastewater segment decreased 28.7% during the second quarter of 2012 compared to the second quarter of 2011 primarily due to the decrease in revenues. In addition, continued slow economic conditions in Spain, France and the United Kingdom contributed to the 100 basis point decrease in gross margin in the second quarter of 2012 compared to the second quarter of 2011. These decreases were partially offset by improved performance in the Netherlands. During the first six months of 2012, gross profit decreased $2.9 million, or 27.5%, compared to the first six months of 2011.

We have experienced weaker market conditions throughout Europe during the first six months of 2012 and we anticipate these market conditions to continue throughout the second half of 2012 in many of our European geographies. We do expect our performance to improve throughout the second half of the year, while market conditions remain challenging.

Operating Expenses

Operating expenses in our European Water and Wastewater segment decreased by $0.7 million, or 16.8%, during the second quarter of 2012 compared to the second quarter of 2011 primarily as a result of cost reduction efforts in the United Kingdom during the second half of 2011. Operating expenses as a percentage of revenues were 20.8% in the second quarter of 2012 compared to 18.6% in the second quarter of 2011 primarily due to the significantly lower revenue in the second quarter of 2012. Operating expenses, on a year-over-year basis, decreased $1.0 million in the first six months of 2012.

Operating Income and Operating Margin

Lower revenues and lower gross margins led to a $1.0 million decrease in operating income in the second quarter of 2012 compared to the second quarter of 2011. During the second quarter of 2012, we experienced decreases in operating income in all of our European operations primarily as a result of poor market conditions across the regions.

Asia-Pacific Water and Wastewater Segment

Key financial data for our Asia-Pacific Water and Wastewater segment was as follows (dollars in thousands):

	Quarters Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$8,757	$11,432	$(2,675)	(23.4)%
Gross profit	(1,248)	1,639	(2,887)	(176.1)
Gross profit margin	(14.3)%	14.3%	n/a	(28.6)
Operating expenses	1,726	2,332	(606)	(26.0)
Operating loss	(2,974)	(693)	(2,281)	329.1
Operating margin	(34.0)%	(6.1)%	n/a	(27.9)

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$19,351	$23,941	$(4,590)	(19.2)%
Gross profit	(995)	4,056	(5,051)	(124.5)
Gross profit margin	(5.1)%	16.9%	n/a	(22.0)
Operating expenses	3,771	4,576	(805)	(17.6)
Operating loss	(4,766)	(520)	(4,246)	816.5
Operating margin	(24.6)%	(2.2)%	n/a	(22.4)

Revenues

Revenues in our Asia-Pacific Water and Wastewater segment decreased by $2.7 million, or 23.4%, and $4.6 million, or 19.2%, in the three- and six-month periods ended June 30, 2012 compared to the prior year periods. The region experienced customer driven project delays and poor weather in Australia and lower activity in Singapore, partially offset by a modest improvement in our Hong Kong operations.

Contract backlog in our Asia-Pacific Water and Wastewater segment was $36.1 million at June 30, 2012. This backlog represented an increase of $3.3 million, or 10.1%, compared to March 31, 2012 and a decrease of $14.2 million, or 28.2%, compared to June 30, 2011. The increase from March 31, 2012 was primarily due to the addition of the recent $9.3 million awards in Malaysia partially offset by the lack of large awards in 2012 due to project revisions and continued bid delays in India and Australia. We anticipate a slight increase in backlog in the third quarter of 2012 from stronger market conditions in both Australia and Hong Kong and we anticipate larger contract opportunities in Australia in the latter part of 2012.

Gross Profit and Gross Margin

Gross profit in our Asia Pacific Water and Wastewater segment decreased by $2.9 million, or 176.1%, and $5.1 million, or 124.5%, in the three- and six-month periods ended June 30, 2012 compared to the prior year periods. Gross profit margin decreased to (14.3)% in the second quarter of 2012 from 14.3% in the prior year quarter. Gross profit margin decreased to (5.1)% in the first six months of 2012 compared to 16.9% in the first six months of 2011. Our Singaporean operation experienced significant project issues, which negatively impacted gross profit by $2.6 million in the second quarter of 2012 compared to the second quarter of 2011. Additionally, the lower performance in Australia as previously mentioned contributed to the lower gross profit compared to the prior year periods.

Operating Expenses

Operating expenses decreased by $0.6 million, or 26.0%, during the second quarter of 2012 compared to the second quarter of 2011, principally due to cost reduction efforts throughout the region. Operating expenses decreased by $0.8 million, or 17.6%, in our Asia-Pacific Water and Wastewater segment during the first six months of 2012 compared to the prior year period. Operating expenses as a percentage of revenues were 19.5% in the first six months of 2012 compared to 19.1% in the first six months of 2011.

Operating Loss and Operating Margin

Significantly lower revenue and poor project performance in Singapore led to a $2.3 million and $4.2 million decrease in operating income in this segment in the three- and six-month periods ended June 30 2012, respectively, compared to comparable prior year periods.

Commercial and Structural Segment

Key financial data for our Commercial and Structural segment was as follows (dollars in thousands):

	Quarters Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$20,822	$—	$20,822	n/m
Gross profit	9,046	—	9,046	n/m
Gross profit margin	43.4%	—	n/a	n/m
Operating expenses	6,341	—	6,341	n/m
Acquisition-related expenses	1,412	—	1,412	n/m
Operating income	1,293	—	1,293	n/m
Operating margin	6.2%	—	n/a	n/m

	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$35,369	$—	$35,369	n/m
Gross profit	16,654	—	16,654	n/m
Gross profit margin	47.1%	—	n/a	n/m
Operating expenses	12,027	—	12,027	n/m
Acquisition-related expenses	1,987	—	1,987	n/m
Operating income	2,640	—	2,640	n/m
Operating margin	7.5%	—	n/a	n/m

During 2012, we completed the acquisitions of the Fyfe Group’s Latin America and Asian operations. We acquired the Latin American operations on January 4, 2012 and the Asian operations on April 5, 2012. We continue to hold exclusive negotiating rights for Fyfe Group’s international operations in Europe and continue to review this transaction. During the three- and six-month periods ended June 30, 2012, we incurred $1.4 million and $2.0 million of acquisition-related expenses in connection with the expansion of our Commercial and Structural segment.

The Commercial and Structural segment continued its strong performance during the three- and six-month periods ended June 30, 2012. The quarter ended June 30, 2012 was in-line with expectations for this segment, while the six-month period ended June 30, 2012 performed slightly above expectations, and delivered strong gross margins as a result of water transmission projects with high productivity. Our Asian and Latin American operations contributed modestly to the segment’s financial results for 2012. We anticipate that the Commercial and Structural segment will continue its strong performance and generate strong earnings for the remainder of 2012.

Backlog at June 30, 2012 for the Commercial and Structural segment was $29.5 million compared to $19.3 million at March 31, 2012 and $19.6 million at December 31, 2011. The backlog at June 30, 2012 includes $14.1 million of backlog related to the Asian operations.

Other Income (Expense)

Interest Income and Expense

Interest income was essentially flat in the quarter and six months ended June 30, 2012 compared to the same periods in 2011. Interest expense increased by $1.1 million and $1.5 million in the three- and six-month periods ended June 30, 2012 compared to the same periods in 2011, respectively, primarily related to higher principal balances from our borrowings in the second half of 2011 partially offset by lower borrowing rates.

Other Income (Expense)

Other income decreased by $3.7 million and $2.8 million in the three- and six-month periods ended June 30, 2012 compared to the same periods in 2011, respectively, due to higher foreign currency losses from foreign denominated liabilities on our balance sheet and a one-time foreign currency translation adjustment made during the second quarter of 2011.

Taxes on Income

Taxes on income increased by $2.0 million and $3.7 million in the second quarter and first six months of 2012 compared to the prior year periods, respectively, due to an increase in income before taxes. Our effective tax rate was 28.2% and 28.0% in the second quarter and first six months of 2012, respectively, compared to 23.1% and 24.2% in the corresponding periods in 2011. The higher 2012 effective tax rates were driven by a higher percentage of income from the United States, which has a higher tax rate.

Equity in Earnings of Affiliated Companies

Equity in earnings of affiliated companies was $1.7 million and $0.8 million in the second quarters of 2012 and 2011, respectively. Equity in earnings of affiliated companies was $2.4 million and $1.6 million in the six-month periods ended June 30, 2012 and 2011, respectively. The increases during 2012 were primarily due to higher results from Bayou Coating, our pipe coating joint venture in Baton Rouge, Louisiana, as a result of increased project activity.

Noncontrolling Interests

Income (loss) attributable to noncontrolling interests was $0.4 million and $(0.4) million in the second quarters of 2012 and 2011, respectively. Income (loss) attributable to noncontrolling interests was $0.9 million and $(0.2) million in the six-month periods ended June 30, 2012 and 2011, respectively. The increases during 2012 were primarily related to the increased activity from our newly formed joint ventures; specifically, our United Pipeline System joint venture in Morocco, which was awarded a $67.3 million project in late 2011. Also contributing to the increase was income related to the 49.5% interest in the net income (loss) of the contractual joint ventures in India held by our partner, SPML Infra Ltd., and the non-controlling interest in our Bayou Perma Pipe Canada joint venture. These increases were partially offset by lower income from Bayou Delta, due to lower project activity in 2012.

Liquidity and Capital Resources

Cash and Equivalents
	June 30, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$106,725	$106,129
Restricted cash	1,544	82

Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments and compensating balances for bank undertakings in Europe.

Sources and Uses of Cash

We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, potential acquisitions, working capital and debt service. During the first six months of 2012, capital expenditures were primarily for our Bayou Wasco and Bayou Perma-Pipe Canada, Ltd. (“BPPC”) joint ventures and supporting growth in our Energy and Mining operations. We expect increased levels of capital expenditures throughout the remainder of 2012 compared to 2011 primarily for continued investments in our joint ventures formed in 2011 and 2012 within our Energy and Mining segment.

At June 30, 2012, our cash balances were located worldwide for working capital and support needs. Given our extensive international operations, approximately 56% of our cash is denominated in currencies other than the United States dollar. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our current intention is to reinvest these earnings permanently.

Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At June 30, 2012, we believe our net accounts receivable and our costs and estimated earnings in excess of billings as reported on our consolidated balance sheet are fully collectible. At June 30, 2012, we had certain net receivables that we believe will be collected but are being disputed by the customer in some manner, which have impacted or may meaningfully impact the timing of collection or require us to invoke our contractual rights to an arbitration or mediation process, or take legal action. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.

Cash Flows from Operations

Cash flows from operating activities provided $47.0 million in the first six months of 2012 compared to $5.5 million in the first six months of 2011. The increase in operating cash flow from 2011 to 2012 was primarily related to higher earnings, despite increased purchase price depreciation and amortization expense due to the 2011 acquisitions and improved working capital management.

We received $5.0 million during the six-month period ended June 30, 2012 compared to $19.7 million used in the comparable period of 2011 in relation to working capital. The two primary components of our working capital increase during the first six months of 2012 were a $13.7 million decrease in accounts receivable, retainage and cost and estimated earnings in excess of billings compared to the same prior year period and a $13.6 million dollar decrease in accounts payable and accrued expenses. We have continued our focus on cash management practices and started to see progress on collecting our receivable balances. We expect continued strong collections during the second half of 2012 in our ongoing effort to improve DSOs. Also, in the first six months of 2012 and 2011, we received $3.4 million and $4.7 million, respectively, as a return on equity from our affiliated companies.

As of June 30, 2012, we had approximately $17.8 million in receivables related to certain projects in India, Hong Kong and the City of Atlanta, Georgia. We are in various stages of discussions, arbitration and/or litigation with the project clients regarding such receivables. Management believes that these receivables are fully collectible and a significant portion of the receivables will be collected within the next twelve months.

Unrestricted cash increased to $106.7 million at June 30, 2012 from $106.1 million at December 31, 2011.

Cash Flows from Investing Activities

Investing activities used $61.3 million and $34.7 million in the first six months of 2012 and 2011, respectively. During 2012, we used $39.4 million to acquire Fyfe Asia (net of cash acquired), $3.0 million to acquire Fyfe LA (net of cash acquired), $0.5 million to complete the final working capital adjustments for Fyfe NA and received $1.0 million from the Hockway sellers due to a favorable working capital adjustment (each as described in further detail in Note 1 to the financial statements contained in this report). We used $21.9 million in cash for capital expenditures in the first six months of 2012 compared to $11.0 million in the prior year period. Capital expenditures during the first six months of 2012 were primarily for our Bayou Wasco and BPPC joint ventures and also supporting growth in our Energy and Mining operations. Capital expenditures in the first six months of 2012 and 2011 were partially offset by $2.8 million and $0.6 million, respectively, in proceeds received from asset disposals.

During 2012, we anticipate that we will spend approximately $15.0 million to fund the capital equipment and working capital needs of our newly formed Energy and Mining joint ventures. We anticipate $25.0 to $30.0 million to be spent on capital expenditures outside of these joint ventures to support our global operations.

Cash Flows from Financing Activities

Cash flows from financing activities provided $15.9 million during the first six months of 2012 compared to $20.0 million in the prior year period. During the first six months of 2012, we borrowed $26.0 million on the line of credit under the New Credit Facility in order to fund the purchase of Fyfe Asia on April 5, 2012 and for working capital and joint venture investments. In the first six months of 2012, we used $6.3 million to repurchase 0.4 million shares of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 6 contained in this report. Additionally, we received $4.9 million from our non-controlling interest partners, primarily for their portion of the capital expenditures of our new joint ventures.

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

Generally, interest will be charged on the principal amounts outstanding under the New Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.50% to 2.50% depending on our consolidated leverage ratio. We can opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which is based on our consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus our applicable rate) as of June 30, 2012 was approximately 2.71%.

In November 2011, we entered into an interest rate swap agreement, for a notional amount of $83.0 million, which is set to expire in November 2014. The swap notional amount mirrors the amortization of $83.0 million of our original $250.0 million term loan from the New Credit Facility. The swap requires us to make a monthly fixed rate payment of 0.89% calculated on the amortizing $83.0 million notional amount, and provides us a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $83.0 million notional amount. The annualized borrowing rate of the swap at June 30, 2012 was approximately 2.50%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $83.0 million portion of our term loan from the new credit facility. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.

During the first quarter of 2012, we borrowed $26.0 million on the line of credit under the New Credit Facility in order to fund the purchase of Fyfe Asia on April 5, 2012 and for working capital and joint venture investments. See Note 1 to the financial statements included in this report for additional detail regarding this acquisition.

Our total indebtedness at June 30, 2012 consisted of $231.3 million of the original $250.0 million term loan from the New Credit Facility, $26.0 million on the line of credit under the New Credit Facility and $3.6 million of third party notes and other bank debt. In connection with the formation of BPPC, we and Perma-Pipe Canada Inc., our joint venture partner, loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during the six-month period ended June 30, 2012, both entities agreed to loan the joint venture an additional of $6.2 million for the purchase of capital assets increasing the total to $14.2 million. At June 30, 2012, $4.1 million had been funded. Of the total amount, $5.1 million was included in our consolidated financial statements as third-party debt as of June 30, 2012.

As of June 30, 2012, we had $20.7 million in letters of credit issued and outstanding under the New Credit Facility. Of such amount, $11.1 million was collateral for the benefit of certain of our insurance carriers and $9.6 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

Our New Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. At June 30, 2012, based upon the financial covenants, we had the capacity to borrow up to approximately $93.5 million of additional debt under our New Credit Facility. The New Credit Facility also provides for events of default, including, in the event of non-payment or certain defaults under other outstanding indebtedness. See Note 5 to the financial statements contained in this report for further discussion on our debt covenants. We were in compliance with all covenants at June 30, 2012.

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

The following table provides a summary of our contractual obligations and commercial commitments as of June 30, 2012. This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases (in thousands):

Payments Due by Period
Cash Obligations (1)(2)(3)(4)(5)(6)	Total	2012	2013	2014	2015	2016	Thereafter

Long-term debt and notes payable	$265,959	$12,500	$36,834	$37,500	$40,625	$138,500	$—
Interest on long-term debt	22,229	3,576	6,541	5,418	4,414	2,280	—
Operating leases	47,101	8,620	12,655	10,258	8,728	5,154	1,686
Total contractual cash obligations	$335,289	$24,696	$56,030	$53,176	$53,767	$145,934	$1,686

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

(3)
At June 30, 2012, we had $17.2 million in earnout and contingent liabilities that are expected to be paid out by the end of 2014. See Note 1 to the consolidated financial statements contained in this report for further detail regarding earnout liabilities associated with our recent acquisitions.

(4)
Liabilities related to Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, have not been included in the table above because we are uncertain as to if or when such amounts may be settled.

(5)	There were no material purchase commitments at June 30, 2012.

(6)	Funding for the Corrpro United Kingdom defined benefit pension scheme was excluded from this table as the amounts are immaterial.

Off-Balance Sheet Arrangements

We use various structures for the financing of operating equipment, including borrowings, operating leases and sale-leaseback arrangements. All debt is presented in the balance sheet. Our future commitments were $335.3 million at June 30, 2012. We also have exposure under performance guarantees by contractual joint ventures and indemnification of our surety. However, we have never experienced any material adverse effects to our consolidated financial position, results of operations or cash flows relative to these arrangements. At June 30, 2012, our maximum exposure to our joint venture partners’ proportionate share of performance guarantees was $0.6 million. All of our unconsolidated joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 7 to the financial statements contained in this report regarding commitments and contingencies.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at June 30, 2012 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at June 30, 2012 was variable rate debt. At June 30, 2012, the estimated fair value of our long-term debt was approximately $259.0 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at June 30, 2012 would result in a $2.6 million increase in interest expense.

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

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At June 30, 2012, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $6.0 million impact to our equity through accumulated other comprehensive income.

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At June 30, 2012, there were no material foreign currency hedge instruments outstanding. See Note 8 to the financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2012. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

We completed the acquisitions of CRTS, Hockway and Fyfe NA on June 30, 2011, August 2, 2011 and August 31, 2011, respectively. We are currently in the process of assessing, and incorporating, as appropriate, the internal controls and procedures of CRTS, Hockway and Fyfe NA into our internal controls over financial reporting. We have extended our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include CRTS, Hockway and Fyfe NA. We will report on our assessment of our consolidated operations within the time period provided by the Exchange Act and applicable SEC rules and regulations concerning business combinations.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in certain actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such actions will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2012 (1)	310,035	$16.13	310,035	—
March 2012 (2)	56,991	18.12	—	—
April 2012 (2)	1,702	17.31	—	—
May 2012 (2)	10,731	18.43	—	—
June 2012 (2)	213	17.89	—	—
Total	379,672	$16.50	310,035	—

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

(2)
In connection with approval of our New Credit Facility, our board of directors also approved the purchase of up to $5.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The total number of shares purchased includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 69,637 shares for the six-month period ended June 30, 2012. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock vested or the stock option was exercised. Once repurchased, we immediately retired the shares.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: July 31, 2012	/s/ David A. Martin
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