Form 10-Q
period 2012-09-30
Aegion Corp
filed 2012-11-01
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from		to

Commission File Number: 0-10786

Aegion Corporation
(Exact name of registrant as specified in its charter)

Delaware	45-3117900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17988 Edison Avenue, Chesterfield, Missouri	63005-1195
(Address of principal executive offices)	(Zip Code)

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

There were 39,278,955 shares of common stock, $.01 par value per share, outstanding at October 26, 2012.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (in thousands, except per share amounts)

INCOME STATEMENT
	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$265,155	$246,218	$753,281	$681,790
Cost of revenues	202,381	193,589	575,395	542,147
Gross profit	62,774	52,629	177,886	139,643
Operating expenses	42,917	37,242	126,780	110,601
Earnout reversal	(6,892)	(1,700)	(6,892)	(1,700)
Acquisition-related expenses	607	5,438	2,594	5,764
Restructuring charges	—	2,151	—	2,151
Operating income	26,142	9,498	55,404	22,827
Other income (expense):
Interest expense	(2,523)	(9,168)	(7,700)	(12,827)
Interest income	86	63	231	199
Other	(213)	(768)	(1,259)	1,013
Total other expense	(2,650)	(9,873)	(8,728)	(11,615)
Income (loss) before taxes on income	23,492	(375)	46,676	11,212
Tax expense (benefit) on income	4,758	(775)	11,242	2,027
Income before equity in earnings of affiliated companies	18,734	400	35,434	9,185
Equity in earnings of affiliated companies	2,001	916	4,389	2,531
Net income	20,735	1,316	39,823	11,716
Non-controlling interests	(1,191)	(156)	(2,057)	79
Net income attributable to Aegion Corporation	$19,544	$1,160	$37,766	$11,795

Earnings per share attributable to Aegion Corporation:
Basic:	$0.50	$0.03	$0.96	$0.30
Diluted:	0.49	0.03	0.95	0.30

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$20,735	$1,316	$39,823	$11,716
Other comprehensive income:
Currency translation adjustments and derivative transactions, net	4,614	(19,952)	4,202	(13,487)
Total comprehensive income (loss)	25,349	(18,636)	44,025	(1,771)
Less: comprehensive income attributable to noncontrolling interests	(1,533)	516	(2,393)	(304)
Comprehensive income (loss) attributable to Aegion Corporation	$23,816	$(18,120)	$41,632	$(2,075)

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(in thousands, except share amounts)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$101,314	$106,129
Restricted cash	1,634	82
Receivables, net	234,019	228,313
Retainage	32,478	33,933
Costs and estimated earnings in excess of billings	75,251	67,683
Inventories	62,455	54,540
Prepaid expenses and other current assets	32,624	27,305
Total current assets	539,775	517,985
Property, plant & equipment, less accumulated depreciation	182,819	168,945
Other assets
Goodwill	274,531	249,888
Identified intangible assets, less accumulated amortization	158,079	149,655
Investments	26,314	26,680
Deferred income tax assets	5,340	5,418
Other assets	4,971	6,393
Total other assets	469,235	438,034

Total Assets	$1,191,829	$1,124,964

Liabilities and Equity
Current liabilities
Accounts payable	$78,940	$72,326
Accrued expenses	74,415	69,417
Billings in excess of costs and estimated earnings	22,484	24,435
Current maturities of long-term debt and line of credit	31,030	26,541
Total current liabilities	206,869	192,719
Long-term debt, less current maturities	231,271	222,868
Deferred income tax liabilities	37,198	38,167
Other non-current liabilities	19,080	22,221
Total liabilities	494,418	475,975
(See Commitments and Contingencies: Note 7)

Equity
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 39,278,955 and 39,352,375, respectively	393	394
Additional paid-in capital	260,139	260,680
Retained earnings	411,562	373,796
Accumulated other comprehensive income	9,728	5,862
Total stockholders' equity	681,822	640,732
Non-controlling interests	15,589	8,257
Total equity	697,411	648,989

Total Liabilities and Equity	$1,191,829	$1,124,964

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
 (In thousands, except number of shares)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Non-Controlling	Total
	Shares	Amount	Capital	Earnings	Income	Interests	Equity

BALANCE, December 31, 2010	39,246,015	$392	$251,578	$347,249	$18,113	$9,375	$626,707
Net income (loss)	—	—	—	11,795	—	(79)	11,716
Issuance of common stock upon stock option exercises including tax benefit	128,052	1	3,551	—	—	—	3,552
Restricted shares issued	166,276	2	—	—	—	—	2
New shares issued	246,760	2	3,998	—	—	—	4,000
Issuance of shares pursuant to deferred stock unit awards	20,640	—	—	—	—	—	—
Forfeitures of restricted shares	(69,265)	—	—	—	—	—	—
Equity-based compensation expense	—	—	5,494	—	—	—	5,494
Investment by non-controlling interests	—	—	—	—	—	301	301
Distribution to non-controlling interests	—	—	—	—	—	(2,006)	(2,006)
Currency translation adjustment and derivative transactions	—	—	—	—	(13,870)	383	(13,487)
BALANCE, September 30, 2011	39,738,478	$397	$264,621	$359,044	$4,243	$7,974	$636,279

BALANCE, December 31, 2011	39,352,375	$394	$260,680	$373,796	$5,862	$8,257	$648,989
Net income	—	—	—	37,766	—	2,057	39,823
Issuance of common stock upon stock option exercises including tax benefit	26,776	1	562	—	—	—	563
Restricted shares issued	266,715	3	—	—	—	—	3
Issuance of shares pursuant to restricted stock unit awards	14,446	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	34,132	—	—	—	—	—	—
Forfeitures of restricted shares	(30,599)	—	—	—	—	—	—
Repurchase of common stock	(384,890)	(5)	(6,349)	—	—	—	(6,354)
Equity-based compensation expense	—	—	5,246	—	—	—	5,246
Investment by non-controlling interests	—	—	—	—	—	4,939	4,939
Distribution to non-controlling interests	—	—	—	—	—	—	—
Currency translation adjustment and derivative transactions	—	—	—	—	3,866	336	4,202
BALANCE, September 30, 2012	39,278,955	$393	$260,139	$411,562	$9,728	$15,589	$697,411

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	$39,823	$11,716
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	29,117	26,234
Gain on sale of fixed assets	(246)	(363)
Equity-based compensation expense	5,246	5,494
Deferred income taxes	(1,900)	(3,035)
Equity in earnings of affiliated companies	(4,389)	(2,531)
Write-off of unamortized debt issuance costs	—	1,043
Reversal of earnout	(6,892)	(1,700)
(Gain) loss on foreign currency transactions	138	(1,426)
Other	(544)	(1,841)
Changes in operating assets and liabilities:
Restricted cash	(1,552)	600
Return on equity of affiliated companies	5,002	5,415
Receivables net, retainage and costs and estimated earnings in excess of billings	1,684	(42,127)
Inventories	(6,538)	(4,836)
Prepaid expenses and other assets	(2,120)	830
Accounts payable and accrued expenses	90	1,011
Other operating	1,773	(3,523)
Net cash provided by (used in) operating activities	58,692	(9,039)

Cash flows from investing activities:
Capital expenditures	(34,712)	(16,075)
Proceeds from sale of fixed assets	3,399	653
Patent expenditures	(420)	(967)
Receipt of cash from Hockway sellers due to final net working capital adjustments	1,048	—
Purchase of Fyfe Latin America, net of cash acquired	(3,048)	—
Purchase of Fyfe Asia, net of cash acquired	(39,415)	—
Payment to Fyfe NA sellers for final net working capital adjustments	(532)	—
Purchase of Hockway, net of cash required	—	(4,004)
Purchase of Fyfe NA, net of cash required	—	(114,690)
Purchase of CRTS, net of cash acquired	—	(23,639)
Net cash used in investing activities	(73,680)	(158,722)

Cash flows from financing activities:
Issuance of common stock upon stock option exercises, including tax benefit	840	3,551
Issuance of common stock in connection with acquisition of Fyfe NA	—	4,000
Investments from noncontrolling interests	4,939	301
Distributions/dividends to noncontrolling interests	—	(2,006)
Repurchase of common stock	(6,354)	—
Proceeds on notes payable	5,608	35
Principal payments on notes payable	(890)	(1,112)
Proceeds from line of credit	26,000
Proceeds from long-term debt	983	250,000
Principal payments on long-term debt	(18,750)	(97,500)
Debt issuance costs	—	(4,046)
Other financing activities	—	(269)
Net cash provided by financing activities	12,376	152,954
Effect of exchange rate changes on cash	(2,203)	(3,282)
Net decrease in cash and cash equivalents for the period	(4,815)	(18,089)
Cash and cash equivalents, beginning of period	106,129	114,829
Cash and cash equivalents, end of period	$101,314	$96,740

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     GENERAL

The accompanying unaudited consolidated financial statements of Aegion Corporation and its subsidiaries (collectively, “Aegion” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of September 30, 2012 and the results of operations and statements of comprehensive income for the three- and nine-month periods ended September 30, 2012 and 2011 and the statements of equity and cash flows for the nine-month periods ended September 30, 2012 and 2011. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2012.

The results of operations for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Acquisitions/Strategic Initiatives

Energy and Mining Segment Expansion

In March 2012, the Company organized United Special Technical Services LLC (“USTS”), a joint venture located in the Sultanate of Oman between United Pipeline Systems, Inc., a subsidiary of the Company (“UPS”) and Special Technical Services LLC (“STS”), for the purpose of executing pipeline, piping and flow line high-density polyethylene lining services throughout the Middle East and Northern Africa. UPS holds a fifty-one percent (51%) equity interest in USTS and STS holds the remaining forty-nine percent (49%) equity interest. USTS initiated operations in the second quarter of 2012.

In October 2011, the Company organized UPS-Aptec Limited, a joint venture in the United Kingdom between United Pipeline Systems International, Inc., a subsidiary of the Company (“UPS-International”), and Allied Pipeline Technologies, SA (“APTec”). UPS-International owns fifty-one percent (51%) of the joint venture and APTec owns the remaining forty-nine percent (49%). UPS-Aptec Limited commenced operations in the first quarter of 2012.

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

In June 2011, the Company created a joint venture in Saudi Arabia between Corrpro Companies Inc., a subsidiary of the Company (“Corrpro”) and Saudi Trading & Research Co., Ltd. (“STARC”). Based in Al-Khobar, Saudi Arabia since 1992, STARC delivers a wide range of products and services for its clients in the oil, gas, power and desalination industries. The joint venture, Corrpower International Limited (“Corrpower”), which is seventy percent (70%) owned by Corrpro and thirty percent (30%) owned by STARC, provides a fully integrated corrosion protection product and service offering to government and private sector clients throughout the Kingdom of Saudi Arabia, including engineering, product and material sales, construction, installation, inspection, monitoring and maintenance. The joint venture serves as a platform for the continued expansion of the Company’s Energy and Mining group in the Middle East. Corrpower commenced providing corrosion protection services in early 2012.

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

In April 2011, the Company also expanded its Corrpro  and UPS operations in Asia and Australia through its joint venture, WCU Corrosion Technologies Pte. Ltd., located in Singapore (“WCU”). WCU offers the Company’s Tite Liner® process in the oil and gas sector and onshore corrosion prevention services, in each of Asia and Australia. The Company holds a forty-nine percent (49%) ownership interest in WCU, while Wasco Energy owns the remaining interest. WCU immediately began marketing its products and services.

New Commercial and Structural Reportable Segment

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

On January 4, 2012, the Company purchased Fyfe Group’s Latin American operations (“Fyfe LA”), which included all of the equity interests of Fyfe Latin America S.A., a Panamanian entity (and its interest in various joint ventures located in Peru, Costa Rica, Chile and Colombia), Fyfe – Latin America S.A. de C.V., an El Salvador entity, and Fibrwrap Construction Latin America S.A., a Panamanian entity. The cash purchase price at closing was $2.3 million. During the first quarter of 2012, the Company paid the sellers an additional $1.1 million based on a preliminary working capital adjustment. The sellers have the ability to earn up to an additional $0.8 million of proceeds based on reaching certain performance targets in the year ending December 31, 2012 and upon completion of 2011 and 2012 audited financials based upon a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) calculation. The Company recorded $0.1 million as its fair value estimate of this liability. Additionally, an annual payout can be earned based on the achievement of certain performance targets over the three-year period ending December 31, 2014 (the “Fyfe LA earnout”). The Company recorded $0.7 million as its fair value estimate of the Fyfe LA earnout liability. Fyfe LA provides Fibrwrap installation services throughout Latin America, as well as provides product and engineering support to installers and applicators of fiber reinforced polymer (FRP) systems in Latin America. The purchase price was funded out of the Company’s cash balances. Fyfe LA is included in the Company’s Commercial and Structural reportable segment.

In August 2011, the Company purchased the North American business of Fyfe Group, LLC (“Fyfe NA”) for a purchase price at closing of $115.8 million (subject to working capital adjustments calculated from an agreed upon target), which was funded by borrowings under the Company’s new credit facility as discussed in Note 5 of this report. The Company also was granted a one-year exclusive negotiating right to acquire Fyfe Group’s Asian, European and Latin American operations at a purchase price to be agreed upon by the parties at the time of exercise of the right. Fyfe NA, based in San Diego, California, is a pioneer and industry leader in the development, manufacture and installation of FRP systems for the structural repair, strengthening and restoration of pipelines (water, wastewater, oil and gas), buildings (commercial, federal, municipal, residential and parking structures), bridges and tunnels, and waterfront structures. Fyfe NA has a comprehensive portfolio of patented and other proprietary technologies and products, including its Tyfo® Fibrwrap® System, the first and most comprehensive carbon fiber solution on the market that complies with 2009 International Building Code requirements. Fyfe NA’s product and service offering also includes pipeline rehabilitation, concrete repair, epoxy injection, corrosion mitigation and specialty coatings services.

Purchase Price Accounting

The Company has completed its accounting for the CRTS, Hockway and Fyfe NA acquisitions and substantially completed its accounting for the Fyfe LA and Fyfe Asia acquisitions in accordance with the guidance included in FASB ASC 805, Business Combinations (“FASB ASC 805”). The Company has recorded finite-lived intangible assets at their preliminarily determined fair value related to non-compete agreements, customer relationships, backlog, trade names and trademarks and patents and other acquired technologies. The acquisitions resulted in goodwill related to, among other things, growth opportunities. The goodwill associated with the CRTS, Hockway Middle East, Fyfe LA and Fyfe Asia acquisitions is not deductible for tax purposes. The goodwill associated with the Fyfe NA and Hockway Limited acquisitions are deductible for tax purposes. Additionally, in the three- and nine-month periods ended September 30, 2012, the Company recorded expenses of $0.6 million and $2.6 million for costs incurred related to the acquisitions of Fyfe LA and Fyfe Asia and other strategic initiatives currently being pursued, respectively.

The contingent consideration arrangements previously discussed require the Company to pay the former shareholders of CRTS, Hockway and Fyfe LA, respectively, additional payouts based on the achievement of certain performance targets over their respective three-year periods. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangements is between $0 and $17.3 million. As of September 30, 2012, the Company calculated the fair value of the contingent consideration arrangement to be $8.9 million for CRTS, $0.5 million for Hockway and $0.7 million for Fyfe LA. In accordance with FASB ASC 820, Fair Value Measurements (“FASB ASC 820”), the Company determined that the CRTS earnout, Hockway earnout and Fyfe LA earnout are derived from significant unobservable inputs (“Level 3 inputs”). Key assumptions include the use of a discount rate and a probability-adjusted level of profit derived from each entity. During the three- and nine-month periods ended September 30, 2012, the Company recorded a reversal of $5.9 million and $1.0 million of the earnout related to CRTS and Hockway, respectively, due to the current year results being below the stated threshold amounts within the respective purchase agreements.

The CRTS, Hockway, Fyfe NA, Fyfe LA and Fyfe Asia acquisitions made the following contributions to the Company’s revenues and profits during their respective periods since acquisition (in thousands):

	Quarter Ended September 30, 2012
	CRTS(1)	Hockway	Fyfe NA(1)	Fyfe LA	Fyfe Asia
Revenues	$4,503	$1,392	$15,912	$270	$3,715
Net income (loss)	(251)	33	142	(64)	243

	Nine Months Ended September 30, 2012			270-Day Period Ended September 30, 2012 (2)	178-Day Period Ended September 30, 2012 (2)
	CRTS(1)	Hockway	Fyfe NA(1)	Fyfe LA	Fyfe Asia
Revenues	$18,031	$4,151	$46,809	$872	$7,585
Net income (loss)	1,346	106	459	(192)	327
_____________________
(1)	Net income includes an allocation of corporate expenses that is not necessarily indicative of the entity’s operations on a stand-alone basis
(2)	From respective acquisition date through September 30, 2012

The following unaudited pro forma summary presents combined information of the Company as if these acquisitions had occurred on January 1, of the year preceding its respective acquisition date (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$265,155	$261,029	$757,027	$728,190
Net income(1)	19,544	4,210	39,090	18,837
_____________________
(1)	Includes pro-forma adjustments for purchase price depreciation and amortization as if those intangibles were recorded as of January 1, of the year preceding the respective acquisition date.

The following table summarizes the consideration recorded to acquire each business at its respective acquisition date (in thousands):

	CRTS	Hockway(1)	Fyfe NA(2)	Fyfe LA(3)	Fyfe Asia	Total
Cash	$24,000	$3,552	$118,118	$3,349	$40,717	$189,736
Estimated fair value of earnout payments and final payments owed to shareholders	14,760	1,454	–	820	–	17,034
Total consideration recorded	$38,760	$5,006	$118,118	$4,169	$40,717	$206,770
_____________________
(1)
Includes the cash purchase price at closing of $4.6 million plus a final working capital adjustment of $1.0 million, which was paid by the former Hockway shareholders to the Company in the first quarter of 2012.

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

The Company has completed its accounting for the acquisitions of CRTS, Hockway and Fyfe NA. The Company has substantially completed its accounting for the Fyfe LA and Fyfe Asia acquisitions. As the Company completes its final accounting for these acquisitions, there might be changes, some of which may be material, to this accounting. The following table summarizes the fair value of identified assets and liabilities of the acquisitions at their respective acquisition dates. With respect to CRTS, Hockway and Fyfe NA, the summary below is final, whereas the summary below represents a preliminary valuation for the other acquisitions, (in thousands):

	CRTS	Hockway	Fyfe NA	Fyfe LA	Fyfe Asia
Cash	$361	$536	$1,096	$301	$1,303
Receivables and cost and estimated earnings in excess of billings	2,365	2,341	16,019	195	9,595
Inventories	21	623	5,977	514	–
Prepaid expenses and other current assets	175	228	792	75	1,279
Property, plant and equipment	5,350	324	1,064	90	938
Identified intangible assets	26,220	2,200	53,768	1,663	14,200
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(2,830)	(1,767)	(3,642)	(702)	(4,906)
Deferred tax liabilities	(12,981)	–	–	(446)	(2,784)
Total identifiable net assets	$18,681	$4,485	$75,074	$1,690	$19,625

Total consideration recorded	$38,760	$5,006	$118,118	$4,169	$40,717
Less: total identifiable net assets	18,681	4,485	75,074	1,690	19,625
Goodwill at September 30, 2012	$20,079	$521	$43,044	$2,479	$21,092

The following adjustments were made during the quarter ended September 30, 2012, after the acquisition of Fyfe Asia as the Company continued its purchase price accounting (in thousands):

Fyfe Asia
Total identifiable net assets at June 30, 2012	$21,369
Prepaid expenses and other current assets	17
Identified intangible assets	(1,700)
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(61)
Total identifiable net assets at September 30, 2012	19,625

Goodwill at June 30, 2012	$19,348
Increase in goodwill related to acquisitions	1,744
Goodwill at September 30, 2012	$21,092

2.     ACCOUNTING POLICIES

Revenues

Revenues include construction, engineering and installation revenues that are recognized using the percentage-of-completion method of accounting in the ratio of costs incurred to estimated final costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and equipment costs. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known; if material, the effects of any changes in estimates are disclosed in the notes to the consolidated financial statements and in the Management’s Discussion and Analysis section of the report. When estimates indicate that a loss will be incurred on a contract, a provision for the expected loss is recorded in the period in which the loss becomes evident.

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

Investments in Affiliated Companies

The Company holds one-half of the equity interests in Insituform Rohrsanierungstechniken GmbH (“Insituform-Germany”), through our indirect subsidiary, Insituform Technologies Limited (UK). The Company, through its subsidiary, The Bayou Companies, LLC, owns a forty-nine percent (49%) equity interest in Bayou Coating, L.L.C. (“Bayou Coating”). The Company, through our subsidiary, Insituform Technologies Netherlands BV, owns a forty-nine percent (49%) equity interest in WCU Corrosion Technologies Pte. Ltd.

Investments in entities in which the Company does not have control or is not the primary beneficiary of a variable interest entity, and for which the Company has 20% to 50% ownership and has the ability to exert significant influence, are accounted for by the equity method. At September 30, 2012 and December 31, 2011, the investments in affiliated companies on the Company’s consolidated balance sheets were $26.3 million and $26.7 million, respectively.

Net income presented below for the nine-month periods ended September 30, 2012 and 2011 includes Bayou Coating’s forty-one percent (41%) interest in Delta Double Jointing, LLC (“Bayou Delta”), which is eliminated for purposes of determining the Company’s equity in earnings of affiliated companies because Bayou Delta is consolidated in the Company’s financial statements as a result of its additional ownership through another Company subsidiary.

The Company’s equity in earnings of affiliated companies for all periods presented below includes acquisition-related depreciation and amortization expense and is net of income taxes associated with these earnings. Financial data for these investments in affiliated companies for the nine-month periods ended September 30, 2012 and 2011 are summarized in the following table (in thousands):

Income statement data	2012	2011

Revenue	$102,407	$101,387
Gross profit	28,620	22,098
Net income	15,382	9,627
Equity in earnings of affiliated companies	4,389	2,531

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

Based on its evaluation of the above factors and judgments, as of September 30, 2012, the Company consolidated any VIEs in which it was the primary beneficiary. Also, as of September 30, 2012, the Company had significant interests in certain VIEs primarily through its joint venture arrangements for which the Company was not the primary beneficiary. There have been no changes in the status of the Company’s VIE or primary beneficiary designations that occurred during 2012.

Financial data for consolidated variable interest entities at September 30, 2012 and December 31, 2011 and for the nine-month periods ended September 30, 2012 and 2011 are summarized in the following table (in thousands):

Balance sheet data	2012	2011

Current assets	$61,723	$40,525
Non-current assets	40,420	19,005
Current liabilities	42,189	23,566

Income statement data	2012	2011

Revenue	$74,313	$36,241
Gross profit	11,361	4,650
Net income (loss)	1,391	(1,132)

The Company’s non-consolidated variable interest entities are accounted for under the equity method of accounting and discussed further in the “Investments in Affiliated Companies” section of Note 2 of this report.

Newly Adopted Accounting Pronouncements

ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 became effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this update did not have a material impact on the Company in the quarter or nine-month period ended September 30, 2012.

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

3.     SHARE INFORMATION

Earnings per share have been calculated using the following share information:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average number of common shares used for basic EPS	39,285,484	39,424,336	39,253,373	39,347,237
Effect of dilutive stock options and restricted and deferred stock unit awards	319,745	287,047	306,241	359,514
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	39,605,229	39,711,383	39,559,614	39,706,751

The Company excluded 252,348 and 220,761 stock options for the quarters ended September 30, 2012 and 2011, respectively, and 252,348 and 190,386 stock options for the nine month periods ended September 30, 2012 and 2011, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

4.     GOODWILL AND INTANGIBLE ASSETS

Goodwill

Our recorded goodwill by reporting segment was as follows at September 30, 2012 and December 31, 2011 (in millions):

	2012	2011
Energy and Mining	$78.2	$77.4
North American Water and Wastewater	101.9	101.8
European Water and Wastewater	21.8	21.8
Asia-Pacific Water and Wastewater	5.8	5.7
Commercial and Structural	66.8	43.2
Total goodwill	$274.5	$249.9

The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at September 30, 2012 (in millions):

2012
Beginning balance at January 1, 2012	$249.9
Additions to goodwill through acquisitions(1)	23.4
Foreign currency translation	1.2
Goodwill at end of period(2)	$274.5
_____________________
(1)
During the first nine months of 2012, the Company initially recorded goodwill of $1.7 million and $19.3 million related to the acquisitions of Fyfe LA and Fyfe Asia, respectively. Additionally, the Company recorded decreases of $1.5 million and $0.2 million in goodwill related to the 2011 acquisitions of Hockway and Fyfe NA, respectively, and increases of $1.6 million, $0.8 million and $1.8 million in goodwill related to the CRTS, Fyfe LA and Fyfe Asia acquisitions, respectively.

(2)	The Company does not have any accumulated impairment charges.

Intangible Assets

Intangible assets at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	As of September 30, 2012 (1)				As of December 31, 2011
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	8	$3,926	$(2,781)	$1,145	$3,922	$(2,654)	$1,268
Backlog	0	4,657	(4,657)	—	4,651	(3,705)	946
Leases	14	2,067	(295)	1,772	2,067	(183)	1,884
Trademarks	18	21,477	(2,914)	18,563	21,396	(2,141)	19,255
Non-competes	0	740	(740)	—	740	(729)	11
Customer relationships	15	117,725	(15,910)	101,815	102,963	(10,970)	91,993
Patents and acquired technology	18	55,587	(20,803)	34,784	53,906	(19,608)	34,298
		$206,179	$(48,100)	$158,079	$189,645	$(39,990)	$149,655
_____________________
(1)
During the nine months ended September 30, 2012, the Company recorded $1.4 million in patents and acquired technology to be amortized over a weighted average life of twenty years and $14.5 million in customer relationships to be amortized over a weighted average life of fifteen years related to the acquisitions discussed in Note 1 of this report.

Amortization expense was $2.6 million and $2.3 million for the quarters ended September 30, 2012 and 2011, respectively. Amortization expense was $8.3 million and $4.7 million for the nine-month periods ended September 30, 2012 and 2011, respectively. Estimated amortization expense by year is as follows (in thousands):

2012	$10,831
2013	10,130
2014	10,130
2015	10,128
2016	10,111

5.     LONG-TERM DEBT AND CREDIT FACILITY

Financing Arrangements

On August 31, 2011, the Company entered into a new $500.0 million credit facility (the “Credit Facility”) with a syndicate of banks, with Bank of America, N.A. serving as the administrative agent and JPMorgan Chase Bank, N.A. serving as the syndication agent. The Credit Facility consists of a $250.0 million five-year revolving credit line and a $250.0 million five-year term loan facility. The entire amount of the term loan was drawn by the Company on August 31, 2011 for the following purposes: (1) to pay the $115.8 million cash closing purchase price of the Company’s acquisition of Fyfe NA, which closed on August 31, 2011 (see Note 1 of this report for additional detail regarding this acquisition); (2) to retire $52.5 million in indebtedness outstanding under the Company’s prior credit facility; (3) to redeem the Company’s $65.0 million, 6.54% Senior Notes, due April 2013, and to pay the associated $5.7 million make-whole payment due in connection with the redemption of the Senior Notes; and (4) to fund expenses associated with the Credit Facility and the Fyfe NA transaction. In connection with the Credit Facility, the Company paid $4.1 million in arrangement and up-front commitment fees that will be amortized over the life of the Credit Facility.

Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.50% to 2.50% depending on the Company’s consolidated leverage ratio. The Company also can opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of September 30, 2012 was approximately 2.61%.

In November 2011, the Company entered into an interest rate swap agreement, for a notional amount of $83.0 million, which is set to expire in November 2014. The swap notional amount mirrors the amortization of $83.0 million of the Company’s original $250.0 million term loan from the Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 0.89% calculated on the amortizing $83.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $83.0 million notional amount. The annualized borrowing rate of the swap at September 30, 2012 was approximately 2.47%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $83.0 million portion of the Company’s term loan from the Credit Facility. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.

During the first quarter of 2012, the Company borrowed $26.0 million on the line of credit under the Credit Facility in order to fund the purchase of Fyfe Asia on April 5, 2012 and for working capital and joint venture investments. See Note 1 of this report for additional detail regarding this acquisition.

The Company’s total indebtedness at September 30, 2012 consisted of $225.0 million outstanding from the original $250.0 million term loan under the Credit Facility, $26.0 million on the line of credit under the Credit Facility and $1.5 million of third party notes and bank debt. Additionally, Wasco Energy loaned Bayou Wasco $4.5 million for the purchase of capital assets in 2012, which was designated in the consolidated financial statements as third-party debt. In connection with the formation of Bayou Perma-Pipe Canada, Ltd. (“BPPC”), the Company and Perma-Pipe Canada, Inc. loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January, 2012, the Company and Perma-Pipe Canada, Inc. agreed to loan the joint venture an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. As of September 30, 2012, $4.1 million of the additional $6.2 million has been funded. As of September 30, 2012, $5.3 million of the total amount was designated in the consolidated financial statements as third-party debt.

As of September 30, 2012, the Company had $20.8 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $9.9 million was collateral for the benefit of certain of our insurance carriers and $10.9 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

The Company’s total indebtedness at December 31, 2011 consisted of $243.8 million outstanding from the original $250.0 million term loan under the Credit Facility and $1.5 million of third party notes and bank debt. In connection with the formation of BPPC, the Company and Perma-Pipe Canada, Inc. loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. As of December 31, 2011, $4.1 million of such amount was designated in the consolidated financial statements as third-party debt.

At September 30, 2012 and December 31, 2011, the estimated fair value of the Company’s long-term debt was approximately $250.4 million and $245.1 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 8 of this report.

Debt Covenants

The Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio, consolidated fixed charge coverage ratio and consolidated net worth threshold. Subject to the specifically defined terms and methods of calculation as set forth in the Credit Facility’s credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

Consolidated financial leverage ratio compares consolidated funded indebtedness to Credit Facility defined income. The initial maximum amount was not to exceed 3.00 to 1.00 and will decrease periodically at scheduled reporting periods to not more that 2.25 to 1.00 beginning with the quarter ending June 30, 2014. At September 30, 2012, the Company’s consolidated financial leverage ratio was 2.07 to 1.00 and, using the current Credit Facility defined income, the Company had the capacity to borrow up to approximately $86.0 million of additional debt.

Consolidated fixed charge coverage ratio compares Credit Facility defined income to Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At September 30, 2012, the Company’s fixed charge coverage ratio was 1.50 to 1.00.

Credit Facility defined consolidated net worth of the Company shall not at any time be less than the sum of 80% of the Credit Facility defined consolidated net worth as of December 31, 2010, increased cumulatively on a quarterly basis by 50% of consolidated net income, plus 100% of any equity issuances. The current minimum consolidated net worth is $520.7 million. At September 30, 2012, the Company’s consolidated net worth was $681.8 million.

At September 30, 2012, the Company was in compliance with all of its debt and financial covenants as required under the Credit Facility.

6.     STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

Share Repurchase Plan

During 2011, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The authorization allowed the Company to purchase up to $5.0 million during 2011 and an additional $5.0 million during 2012. These amounts constituted the maximum open market repurchases currently authorized in any calendar year under the terms of the Credit Facility.

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

During the first nine months of 2012, the Company acquired 310,035 shares of the Company’s common stock for $5.0 million ($16.13 average price per share) through the open market repurchase program and 64,122 shares of the Company’s common stock for $1.2 million ($18.10 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock and distribution of deferred stock units. In addition, the Company issued 2,769 common shares in exchange for 13,500 stock options (via a stock swap). Once repurchased, the Company immediately retired all such shares.

Equity-Based Compensation Plans

At September 30, 2012, the Company had two active equity-based compensation plans under which awards may be made, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. The Company’s 2009 Employee Equity Incentive Plan (the “2009 Employee Plan”) has 2,500,000 shares of the Company’s common stock registered for issuance and, at September 30, 2012, 826,188 shares of common stock were available for issuance. In order to determine shares available for issuance, the Company assumed the issuance of shares pursuant to outstanding restricted stock unit awards were issued at the target level. The Company’s 2011 Non-Employee Director Equity Incentive Plan (“2011 Director Plan”) has 250,000 shares of the Company’s common stock registered for issuance, and at September 30, 2012, 208,266 shares of common stock were available for issuance.

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

A summary of stock award activity during the nine-month period ended September 30, 2012 follows:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2012	643,117	$17.44
Restricted shares awarded	266,715	18.08
Restricted stock units awarded	195,187	18.11
Restricted shares distributed	(285,443)	13.28
Restricted stock units distributed	(14,446)	13.70
Restricted shares forfeited	(30,599)	20.32
Restricted stock units forfeited	(65,062)	18.11
Outstanding at September 30, 2012	709,469	$19.37

Expense associated with stock awards was $3.0 million and $3.2 million in the nine months ended September 30, 2012 and 2011, respectively. Unrecognized pre-tax expense of $7.2 million related to stock awards is expected to be recognized over the weighted average remaining service period of 1.5 years for awards outstanding at September 30, 2012.

Expense associated with stock awards was $0.8 million and $1.1 million for the quarters ended September 30, 2012 and 2011, respectively.

Deferred Stock Unit Awards

Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.

A summary of deferred stock unit activity during the nine-month period ended September 30, 2012 follows:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2012	173,916	$20.12
Awarded	41,734	17.78
Shares distributed	(34,132)	22.90
Forfeited	–	–
Outstanding at September 30, 2012	181,518	$19.06

There was no expense associated with awards of deferred stock units in the quarter ended September 30, 2012. Expense associated with awards of deferred stock units in the nine months ended September 30, 2012 and 2011 was $0.7 million.

Stock Options

Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of stock option activity during the nine-month period ended September 30, 2012 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	1,107,712	$18.98
Granted	281,696	17.22
Exercised	(26,776)	13.99
Canceled/Expired	(106,332)	23.66
Outstanding at September 30, 2012	1,256,300	$18.29
Exercisable at September 30, 2012	787,082	$16.92

Expense associated with stock option grants was $0.5 million and $0.4 million in the quarters ended September 30, 2012 and 2011, respectively. In the nine months ended September 30, 2012 and 2011, the Company recorded expense of $1.6 million related to stock option grants. Unrecognized pre-tax expense of $2.8 million related to stock option grants is expected to be recognized over the weighted average remaining contractual term of 1.9 years for awards outstanding at September 30, 2012.

Financial data for stock option exercises for the nine-month periods ended September 30, 2012 and 2011 are summarized in the following table (in millions):

	2012		2011
	(in millions)
Amount collected from stock option exercises		$0.4		$2.1
Total intrinsic value of stock option exercises		0.1		1.0
Tax benefit of stock option exercises recorded in additional paid-in-capital	<	0.1	<	0.1

Aggregate intrinsic value of outstanding stock options at September 30, 2012		3.3		–
Aggregate intrinsic value of exercisable stock options at September 30, 2012		3.0		–

The intrinsic value calculations are based on the Company’s closing stock price of $19.16 and $11.58 on September 30, 2012 and 2011, respectively.

The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. The fair value of stock options awarded during the nine-month periods ended September 30, 2012 and 2011 were estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

	For the Nine Months Ended September 30,
	2012				2011
	Range			Weighted Average	Range			Weighted Average
Weighted average grant-date fair value	8.14	-	8.19	$8.19		n/a		$11.61
Volatility	43.0	-	45.2%	45.1%	47.0	-	50.6%	50.4%
Expected term (years)		7.0		7.0		7.0		7.0
Dividend yield		0.0%		0.0%		0.0%		0.0%
Risk-free rate	1.0	-	1.5%	1.5%	2.3	-	3.0%	2.8%

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

Purchase Commitments

The Company had no material purchase commitments at September 30, 2012.

Guarantees

The Company has entered into several contractual joint ventures in order to develop joint bids on contracts for its installation business. The Company could be required to complete the joint venture partner’s portion of the contract if the partner were unable to complete its portion. The Company would be liable for any amounts for which the Company itself could not complete the work and for which a third-party contractor could not be located to complete the work for the amount awarded in the contract. While the Company would be liable for additional costs, these costs would be offset by any related revenues due under that portion of the contract. The Company has not previously experienced material adverse results from such arrangements. At September 30, 2012, the Company’s maximum exposure to its joint venture partner’s proportionate share of performance guarantees was $0.6 million. Based on these facts, while there can be no assurances, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at September 30, 2012 on its consolidated balance sheet.

8.     DERIVATIVE FINANCIAL INSTRUMENTS

As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations or to hedge foreign currency cash flow transactions. For cash flow hedges, gain or loss is recorded in the consolidated statements of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were effective; therefore, no gain or loss was recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During each of the three- and nine-month periods ended September 30, 2012, the Company recorded less than $0.1 million as a loss on the consolidated statement of operations upon settlement of the cash flow hedges. At September 30, 2012, the Company recorded a net deferred loss of $1.5 million related to the cash flow hedges in other current liabilities and other comprehensive income on the consolidated balance sheets and on the foreign currency translation adjustment and derivative transactions line of the consolidated statements of equity.

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

The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs (in thousands):

Designation of Derivatives	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives Designated as Hedging Instruments

Forward Currency Contracts	Other current liabilities	$30	$6
Interest Rate Swaps	Other long-term liabilities	884	545
	Total Liabilities	$914	$551

Derivatives Not Designated as Hedging Instruments
Forward Currency Contracts	Other current assets	$–	$9
	Total Assets	$–	$9

Forward Currency Contracts	Other current liabilities	$578	$69
	Total Derivative Assets	–	9
	Total Derivative Liabilities	1,492	620
	Total Net Derivative Liability	$1,492	$611

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

The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Forward Currency Contracts	$608	–	$608	–
Interest Rate Swap	884	–	884	–
Total	$1,492	–	$1,492	–

	Total Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Forward Currency Contracts	$9	–	$9	–
Total	$9	–	$9	–

Liabilities
Forward Currency Contracts	$75	–	$75	–
Interest Rate Swap	545	–	545	–
Total	$620	–	$620	–

The following table summarizes the Company’s derivative positions at September 30, 2012:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Canadian Dollar/USD	Sell	$13,209,779	0.2	0.98
Interest Rate Swap		$74,700,000	2.2

The Company had no significant transfers between Level 1, 2 or 3 inputs during the nine-month period ended September 30, 2012. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which are based on Level 2 inputs as previously defined.

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

The quarter and nine-month period ended September 30, 2012 results include $0.6 million and $2.6 million for costs incurred related to the acquisitions of Fyfe LA and Fyfe Asia and other strategic initiatives currently being pursued. The quarter and nine-month period ended September 30, 2011 results include $5.4 million and $5.8 million, respectively, for costs incurred related to the acquisition of CRTS, Hockway, and Fyfe NA and for previously identified acquisition targets that are no longer being pursued. The Company recorded these costs under “Acquisition-related expenses” on its consolidated statements of operations.

The following disaggregated financial results have been prepared using a management approach that is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. The Company evaluates performance based on stand-alone operating income (loss).

Financial information by segment was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Energy and Mining	$139,674	$114,014	$385,655	$309,871
North American Water and Wastewater	77,818	95,200	231,647	266,606
European Water and Wastewater	18,748	22,176	52,343	66,545
Asia-Pacific Water and Wastewater	9,018	11,163	28,369	35,103
Commercial and Structural	19,897	3,665	55,267	3,665
Total revenues	$265,155	$246,218	$753,281	$681,790

Gross profit (loss):
Energy and Mining	$33,553	$27,392	$93,630	$75,307
North American Water and Wastewater	17,183	15,882	48,850	40,292
European Water and Wastewater	4,450	5,899	12,158	16,533
Asia-Pacific Water and Wastewater	(1,560)	1,915	(2,555)	5,970
Commercial and Structural	9,148	1,541	25,803	1,541
Total gross profit	$62,774	$52,629	$177,886	$139,643

Operating income (loss):
Energy and Mining	$20,703	$7,118	$41,600	$20,493
North American Water and Wastewater	6,289	4,413	16,361	2,563
European Water and Wastewater	821	1,261	1,240	3,584
Asia-Pacific Water and Wastewater	(4,016)	(346)	(8,782)	(865)
Commercial and Structural	2,345	(2,948)	4,985	(2,948)
Total operating income	$26,142	$9,498	$55,404	$22,827

The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
United States	$164,715	$147,974	$480,104	$398,475
Canada	47,141	46,839	130,900	127,304
Europe	21,455	26,048	62,398	78,242
Other foreign	31,844	25,357	79,879	77,769
Total revenues	$265,155	$246,218	$753,281	$681,790

Gross profit:
United States	$40,218	$28,094	$121,651	$72,129
Canada	13,352	13,225	33,995	34,430
Europe	5,332	6,895	15,107	19,523
Other foreign	3,872	4,415	7,133	13,561
Total gross profit	$62,774	$52,629	$177,886	$139,643

Operating income (loss):
United States	$15,699	$(2,933)	$34,250	$(10,621)
Canada	9,069	8,776	20,928	21,459
Europe	1,691	1,952	3,789	6,154
Other foreign	(317)	1,703	(3,563)	5,835
Total operating income	$26,142	$9,498	$55,404	$22,827

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

•
growing market opportunities in the commercial and structural infrastructure sector (A) through (i) continued customer acceptance of current products and technologies and (ii) expansion of our product and service offerings with respect to protection, rehabilitation and restoration of a broader group of infrastructure assets and (B) by leveraging our premier brands and experience of successfully innovating and delivering technologies and services through selective acquisitions of companies and technologies and through strategic alliances;

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

In March 2012, we organized United Special Technical Services LLC (“USTS”), a joint venture located in the Sultanate of Oman between UPS and Special Technical Services LLC (“STS”), for the purpose of executing pipeline, piping and flow line high-density polyethylene lining services throughout the Middle East and Northern Africa. UPS holds a fifty-one percent (51%) equity interest in USTS and STS holds the remaining forty-nine percent (49%) equity interest. USTS initiated operations in the second quarter of 2012.

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

See Note 1 to the financial statements contained in this report for further discussion regarding other recent acquisitions and strategic initiatives.

Results of Operations – Quarters and Nine-Month Periods Ended September 30, 2012 and 2011

Overview – Consolidated Results

Key financial data for our consolidated operations was as follows (dollars in thousands):

Consolidated

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$265,155	$246,218	$18,937	7.7%
Gross profit	62,774	52,629	10,145	19.3
Gross profit margin	23.7%	21.4%	n/a	2.3
Operating expenses	42,917	37,242	5,675	15.2
Reversal of earnout	(6,892)	(1,700)	(5,192)	(305.4)
Acquisition-related expenses	607	5,438	(4,831)	(88.8)
Restructuring charges	—	2,151	(2,151)	n/m
Operating income	26,142	9,498	16,644	175.2
Operating margin	9.9%	3.9%	n/a	6.0
Net income attributable to Aegion Corporation	19,544	1,160	18,384	1,584.8

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$753,281	$681,790	$71,491	10.5%
Gross profit	177,886	139,643	38,243	27.4
Gross profit margin	23.6%	20.5%	n/a	3.1
Operating expenses	126,780	110,601	16,179	14.6
Reversal of earnout	(6,892)	(1,700)	(5,192)	(305.4)
Acquisition-related expenses	2,594	5,764	(3,170)	(55.0)
Restructuring charges	—	2,151	(2,151)	n/m
Operating income	55,404	22,827	32,577	142.7
Operating margin	7.4%	3.3%	n/a	4.1
Net income attributable to Aegion Corporation	37,766	11,795	25,971	220.2

Consolidated net income was $19.5 million for the quarter ended September 30, 2012 compared to $1.2 million in the prior year quarter. The increase in consolidated income from operations for the third quarter of 2012 was a result of significantly improved results in our Energy and Mining segment due to growth of coating and cathodic protection operations. Also, we experienced improved operating results from our North American Water and Wastewater segment from better project execution and bidding discipline. These increases were partially offset by decreases in our European Water and Wastewater segment due to weakened market conditions throughout Europe and customer driven bid delays and project performance issues in our Asia-Pacific Water and Wastewater segment.

During the third quarter of 2012, our financial results included a full quarter of contributions from our Commercial and Structural segment, which was established with our third quarter 2011 acquisition of Fyfe NA, and the results of our 2011 acquisitions of Hockway Limited and Hockway Middle East FZE (collectively, “Hockway”) within our Energy and Mining segment. The third quarter of 2012 included reversals of $5.9 million and $1.0 million of the earnouts related to CRTS and Hockway, respectively, due to the current year results being below the stated threshold amounts within the respective purchase agreements, primarily due to the CRTS/Wasit project, which is scheduled to commence in the first half of 2013. Additionally, the third quarter of 2011 included acquisition-related costs of $5.4 million ($3.8 million, net of tax), restructuring costs associated with a reduction in force of $2.2 million ($1.5 million, net of tax), reversal of $1.7 million of the earnout related to the 2009 acquisition of Bayou and expenses associated with an expanded credit facility, which included a $5.7 million ($3.6 million, net of tax) make-whole payment for the redemption of our outstanding Senior Notes and $1.1 million ($0.8 million, net of tax) write-off of unamortized debt issuance costs.

For the first nine months of 2012, consolidated net income increased $26.0 million, or 220.2%, compared to the first nine months of 2011. Again, the increase can be attributable to significant improvements in our Energy and Mining segment and the decrease in acquisition-related expense, reduction in force and debt-related costs incurred during the first nine months of 2011.

For the quarter, revenues increased $18.9 million, or 7.7%, primarily due to the inclusion of revenues from our 2011 acquisitions and growth from our Energy and Mining segment, primarily in our industrial linings operations, partially offset by lower revenues in our North American, European and Asia-Pacific Water and Wastewater segments due to more disciplined bidding in the United States, weaker market conditions in Europe and decreased project activity in Asia. For 2012, gross margin rates have improved in our North American Water and Wastewater segment due to better project execution and an improved project management organizational structure.

Quarter over quarter, operating expenses increased $5.7 million, or 15.2%, primarily due to the inclusion of operating expenses associated with our 2011 and 2012 acquisitions, but partially offset by cost reduction measures implemented during September 2011. The results also include $0.6 million and $2.6 million, respectively, of acquisition-related expenditures for the acquisitions of Fyfe LA and Fyfe Asia and other strategic initiatives currently being pursued in the three- and nine-month periods ended September 30, 2012 compared to $5.4 million and $5.8 million incurred in the prior year periods.

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

	September 30, 2012	June 30, 2012	December 31, 2011	September 30, 2011
Energy and Mining	$250.7	$250.0	$256.4	$225.6
North American Water and Wastewater	167.3	158.2	130.0	157.5
European Water and Wastewater	25.7	20.9	20.7	19.2
Asia-Pacific Water and Wastewater	29.9	36.1	37.5	37.4
Commercial and Structural	46.7	29.5	19.6	17.5
Total(1)	$520.3	$494.7	$464.2	$457.2
_____________

(1)
September 30, 2012 and June 30, 2012 include backlog from our April 2012 acquisition of Fyfe Asia and January 2012 acquisition of Fyfe LA. Our August 2011 acquisition of Fyfe NA is included for all periods.

Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Energy and Mining Segment

Key financial data for our Energy and Mining segment was as follows (in thousands):

	Quarters Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$139,674	$114,014	$25,660	22.5%
Gross profit	33,553	27,392	6,161	22.5
Gross profit margin	24.0%	24.0%	n/a	—
Operating expenses	19,742	18,838	904	4.8
Reversal of earnout	(6,892)	(1,700)	(5,192)	(305.4)
Acquisition-related expenses	—	2,358	(2,358)	(100.0)
Restructuring charges	—	778	(778)	(100.0)
Operating income	20,703	7,118	13,585	190.9
Operating margin	14.8%	6.2%	n/a	8.6

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$385,655	$309,871	$75,784	24.5%
Gross profit	93,630	75,307	18,323	24.3
Gross profit margin	24.3%	24.3%	n/a	—
Operating expenses	58,922	53,052	5,870	11.1
Reversal of earnout	(6,892)	(1,700)	(5,192)	(305.4)
Acquisition-related expenses	—	2,684	(2,684)	(100.0)
Restructuring charges	—	778	(778)	(100.0)
Operating income	41,600	20,493	21,107	103.0
Operating margin	10.8%	6.6%	n/a	4.2

Revenues

Revenues in our Energy and Mining segment increased by $25.7 million, or 22.5%, in the third quarter of 2012 compared to the third quarter of 2011. We experienced growth among all of our Energy and Mining product lines during the third quarter of 2012 due to strong demand for our product offerings. Our coating operations increased revenues $12.2 million, or 62.3%, primarily as a result of increased concrete jobs during the quarter. Additionally, we experienced a $6.2 million, or 17.2%, increase in our industrial linings operations due to continued strong market conditions in North America and international growth, specifically from our recently formed joint venture in Morocco.

Revenues increased by $75.8 million, or 24.5%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to increases in our industrial lining and cathodic protection operations and a $19.5 million increase in revenues from our 2011 Energy and Mining acquisitions, which were completed during the second half of 2011. Our cathodic protection operations increased revenues $13.0 million, or 8.9%, during the nine-month period ended September 30, 2012 compared to the prior year period due to a more robust material sales market. Our Energy and Mining segment is active in six primary geographic regions: the United States, Canada, Mexico, South America, the Middle East and Europe, and includes pipeline rehabilitation, pipe coating, design and installation of cathodic protection systems and welding services.

Our Energy and Mining segment contract backlog at September 30, 2012 was $250.7 million, which represented a $0.7 million, or 0.3%, increase compared to June 30, 2012 and a $25.1 million, or 11.1%, increase compared to September 30, 2011. This increase was partially offset by a decrease in our industrial linings operations as they continue progress on the large project in Morocco. We expect improving global markets will lead to expansion within existing geographies for our corrosion engineering and industrial lining platforms as well as new geographies, specifically, in Asia and the Middle East. We continue to believe that continued strong commodity prices will provide sustainable opportunities for our Energy and Mining segment for future periods, particularly as it relates to maintenance spending in the sector.

Gross Profit and Gross Profit Margin

Gross profit in our Energy and Mining segment increased $6.2 million, or 22.5%, and $18.3 million, or 24.3%, during the third quarter of 2012 and the nine-month period ended September 30, 2012, respectively, compared to the prior year periods due to the increases in revenues due to the strong demand for our products and services and solid commodity pricing. Our gross profit for the three- and nine-month periods ended September 30, 2012 increased across all product lines, while our overall gross margin was flat for both periods. We experienced a 70 basis point margin decline in our industrial linings operations, due to the growth of international markets, which historically have lower margins and a 160 basis point margin decline in our cathodic protection operations due to increased material sales that come with lower margins than its other offerings. Offsetting these lower margins was higher margin activity in both our custom and robotics coating operations, which increased gross profit by $3.1 million and $1.6 million, respectively, during the third quarter of 2012.

Operating Expenses

Operating expenses in our Energy and Mining segment increased by $0.9 million, or 4.8%, in the third quarter of 2012 compared to the third quarter of 2011, and increased $5.9 million, or 11.1%, in the nine months ended September 30, 2012 compared to the comparable period in 2011. The primary driver for the increased operating expenses was additional project management and administrative personnel in the United States and the Middle East in order to support the significant year-to-date revenue growth for this segment. As a percentage of revenues, our Energy and Mining operating expenses were 14.1% and 15.3% for the three- and nine-month periods ended September 30, 2012, respectively, compared to 16.5% and 17.1% in the comparable periods in 2011. Additionally, the nine-month period ended September 30, 2012 included $6.1 million of operating expense related to CRTS and Hockway, which we acquired during the second half of 2011.

Operating Income and Operating Margin

During the three- and nine-month periods ended September 30, 2012, we recorded a reversal of $5.9 million and $1.0 million of the earnouts related to CRTS and Hockway, respectively, due to their current year results being below the stated threshold amounts within the respective purchase agreements. Additionally, the third quarter of 2011 included acquisition-related costs of $2.4 million, restructuring costs associated with a reduction in force of $0.8 million and a reversal of $1.7 million of the earnout related to our 2009 acquisition of Bayou.

Operating income increased by $13.6 million, or 190.9%, to $20.7 million in the third quarter of 2012 compared to $7.1 million in the third quarter of 2011. In the nine-month period ended September 30, 2012, operating income increased by $21.1 million, or 103.0%, to $41.6 million compared to $20.5 million in the prior year period. Operating margin was 14.8% and 10.8% in the quarter and nine-month period ended September 30, 2012. The operating income increase in the three- and nine-month periods ended September 30, 2012 is partially due to the earnout reversal recorded for CRTS and Hockway previously discussed.

North American Water and Wastewater Segment

Key financial data for our North American Water and Wastewater segment was as follows (dollars in thousands):

	Quarters Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$77,818	$95,200	$(17,382)	(18.3)%
Gross profit	17,183	15,882	1,301	8.2
Gross profit margin	22.1%	16.7%	n/a	5.4
Operating expenses	10,894	10,966	(72)	(0.7)
Restructuring charges	—	503	(503)	(100.0)
Operating income	6,289	4,413	1,876	42.5
Operating margin	8.1%	4.6%	n/a	3.5

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$231,647	$266,606	$(34,959)	(13.1)%
Gross profit	48,850	40,292	8,558	21.2
Gross profit margin	21.1%	15.1%	n/a	6.0
Operating expenses	32,489	37,226	(4,737)	(12.7)
Restructuring charges	—	503	(503)	n/m
Operating income	16,361	2,563	13,798	538.4
Operating margin	7.1%	1.0%	n/a	6.1

Revenues

Revenues decreased by $17.4 million, or 18.3%, in our North American Water and Wastewater segment in the third quarter of 2012 compared to the third quarter of 2011. For the nine months ended September 30, 2012, revenues decreased by $35.0 million, or 13.1%, compared to the comparable period in 2011. The decline for both periods was primarily as a result of reduced crew capacity in response to market contractions in 2011 as well as more selectively targeting the best bid opportunities to support gross margin expansion. The largest decline came from the United States, which had decreased revenues of $14.1 million, or 19.1%, and $31.3 million, or 15.2%, for the three- and nine-month periods ended September 30, 2012, respectively. Additionally, third party tube sales increased by $0.3 million, or 5.6%, to $5.1 million in the third quarter of 2012 as a result of continued market penetration.

Contract backlog in our North American Water and Wastewater segment at September 30, 2012 represented a $9.1 million, or 5.8%, increase from backlog at June 30, 2012 and a $9.8 million, or 6.2%, increase from backlog at September 30, 2011. The increase in backlog is due to domestic growth, specifically the Eastern region of the United States, which has seen improved market conditions and increased bidding activity during the third quarter of 2012.

Gross Profit and Gross Profit Margin

Gross profit in our North American Water and Wastewater segment increased $1.3 million, or 8.2%, in the third quarter of 2012 compared to the third quarter of 2011. Gross margin percentages increased to 22.1% in the third quarter of 2012 from 16.7% in the third quarter of 2011, which offset the impact of lower revenues. The gross margin improvement of 540 basis points was primarily due to improved project execution, improved bidding discipline and the effects of our efforts to improve our project management organizational structure which began in 2011. In addition to improved project execution and changes in our organizational structure, we had improvement on leveraging our fixed cost structure. For the nine months ended September 30, 2012, gross profit increased $8.6 million, or 21.2%, compared to the prior year period.

Our North American Sewer and Water Rehabilitation segment experienced a number of performance issues during the first half of 2011, which negatively impacted profitability of the segment. These issues included isolated poor project management in certain regions and failure in quality in the execution of certain projects primarily in our Atlantic region of the United States. During the second half of 2011, we implemented a number of changes in this segment in order to address these performance issues including reducing our crew levels, enhancing our bidding discipline, re-establishing an organizational commitment to quality in execution and changes in senior management of this segment.

Operating Expenses

Operating expenses in our North American Water and Wastewater segment decreased by $0.1 million, or 0.7%, during the third quarter of 2012 compared to the third quarter of 2011. Operating expenses as a percentage of revenues were 14.0% in the third quarter of 2012 compared to 11.5% in the third quarter of 2011. Operating expenses in the nine months ended September 30, 2012 decreased by $4.7 million, or 12.7%, compared to the prior year period. Operating expense as a percentage of revenues were 14.0% in the nine months ended September 30, 2012 and September 30, 2011, respectively. For the nine-month period ended September 30, 2012, operating expenses decreased primarily due to a continued focus on operational efficiencies and resource management, including the cost reduction initiatives taken in the second half of 2011.

Operating Income and Operating Margin

Higher gross margin percentages and lower operating expenses partially offset by lower revenues led to a $1.9 million increase in operating income in our North American Water and Wastewater segment in the third quarter of 2012 compared to the third quarter of 2011. The North American Water and Wastewater operating margin increased to 8.1% in the third quarter of 2012 compared to 4.6% in the third quarter of 2011.

European Water and Wastewater Segment

Key financial data for our European Water and Wastewater segment was as follows (dollars in thousands):

	Quarters Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$18,748	$22,176	$(3,428)	(15.5)%
Gross profit	4,450	5,899	(1,449)	(24.6)
Gross profit margin	23.7%	26.6%	n/a	(2.9)
Operating expenses	3,629	3,941	(312)	(7.9)
Restructuring charges	—	697	(697)	(100.0)
Operating income	821	1,261	(440)	(34.9)
Operating margin	4.4%	5.7%	n/a	(1.3)

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$52,343	$66,545	$(14,202)	(21.3)%
Gross profit	12,158	16,533	(4,375)	(26.5)
Gross profit margin	23.2%	24.8%	n/a	(1.6)
Operating expenses	10,918	12,252	(1,334)	(10.9)
Restructuring charges	—	697	(697)	(100.0)
Operating income	1,240	3,584	(2,344)	(65.4)
Operating margin	2.4%	5.4%	n/a	(3.0)

Revenues

Revenues in our European Water and Wastewater segment decreased $3.4 million, or 15.5%, during the third quarter of 2012 compared to the third quarter of 2011. The decrease was due solely to our contracting operations, which were down $4.6 million, or 22.8%, due to weaker market conditions in Spain and the United Kingdom and an unfavorable currency impact of $2.0 million, or 10.8%. Partially offsetting this decrease was revenue from our manufacturing facility, which increased $1.2 million, or 68.3%, due to sustained growth of our third party tube sales. Revenues during the nine months ended September 30, 2012 decreased $14.2 million, or 21.3%, compared to the prior year period. In addition to the weaker market conditions and the $4.2 million, or 8.1%, unfavorable currency impact, the decrease in revenues was due to severe weather experienced throughout Europe during the first quarter of 2012 and the non-replication in 2012 of a large project in the first quarter of 2011 in the Netherlands.

Contract backlog in our European Water and Wastewater segment was $25.7 million at September 30, 2012. This represents an increase of $4.8 million, or 23.0%, compared to June 30, 2012 and an increase of $6.5 million, or 33.9%, compared to September 30, 2011. Compared to June 30, 2012, the increase was primarily a result of higher backlog in the Netherlands, France and Switzerland, as we experienced increased bidding opportunities.

Gross Profit and Gross Profit Margin

Gross profit in our European Water and Wastewater segment decreased 24.6% during the third quarter of 2012 compared to the third quarter of 2011 primarily due to the 15.5% decrease in revenues. In addition, continued slow economic conditions in Spain and re-work costs on an isolated project in the United Kingdom contributed to the 290 basis point decrease in gross margin in the third quarter of 2012 compared to the third quarter of 2011. These decreases were partially offset by improved margins in the Netherlands and increased activity in Switzerland. During the nine-month period ended September 30, 2012, gross profit decreased $4.4 million, or 26.5%, compared to the nine months ended September 30, 2011 primarily due to $1.2 million and $1.1 million decreases in our operations in Spain and the United Kingdom, respectively. Additionally, gross profit decreased during the nine-month period ended September 30, 2012 due to a $0.7 million unfavorable currency impact.

We have experienced weaker market conditions throughout Europe during the first nine months of 2012 and we anticipate these market conditions to continue through the remainder of 2012 in many of our European geographies. We do expect our performance to improve during the fourth quarter due to normal seasonality and slightly improved workable backlog levels, while market conditions remain challenging and we do not foresee any dramatic improvements in those conditions in the near-term.

Operating Expenses

Operating expenses in our European Water and Wastewater segment decreased by $0.3 million, or 7.9%, during the third quarter of 2012 compared to the third quarter of 2011 primarily as a result of cost reduction efforts and closing a facility in the United Kingdom during the second half of 2011 and our continued focus on cost efficiencies. Operating expenses as a percentage of revenues were 19.4% in the third quarter of 2012 compared to 17.8% in the third quarter of 2011 primarily due to the significantly lower revenues in the third quarter of 2012. Operating expenses decreased $1.3 million in the first nine months of 2012 compared to the prior year period partially due to a $0.7 million favorable currency impact.

Operating Income and Operating Margin

Lower revenues and lower gross margins led to a $0.4 million decrease in operating income in the third quarter of 2012 compared to the third quarter of 2011. During the third quarter of 2012, we experienced decreases in operating income in most of our European operations primarily as a result of poor market conditions and lower gross profit margins, partially offset by operating expense savings.

Asia-Pacific Water and Wastewater Segment

Key financial data for our Asia-Pacific Water and Wastewater segment was as follows (dollars in thousands):

	Quarters Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$9,018	$11,163	$(2,145)	(19.2)%
Gross profit	(1,560)	1,915	(3,475)	(181.5)
Gross profit margin	(17.3)%	17.2%	n/a	(34.5)
Operating expenses	2,011	2,088	(77)	(3.7)
Acquisition-related expenses	445	—	445	n/m
Restructuring charges	—	173	(173)	(100.0)
Operating loss	(4,016)	(346)	(3,670)	1,060.7
Operating margin	(44.5)%	(3.1)%	n/a	(41.4)

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$28,369	$35,103	$(6,734)	(19.2)%
Gross profit	(2,555)	5,970	(8,525)	(142.8)
Gross profit margin	(9.0)%	17.0%	n/a	(26.0)
Operating expenses	5,782	6,662	(880)	(13.2)
Acquisition-related expenses	445	—	445	n/m
Restructuring charges	—	173	(173)	(100.0)
Operating loss	(8,782)	(865)	(7,917)	915.3
Operating margin	(31.0)%	(2.5)%	n/a	(28.5)

Revenues

Revenues in our Asia-Pacific Water and Wastewater segment decreased by $2.1 million, or 19.2%, and $6.7 million, or 19.2%, in the three- and nine-month periods ended September 30, 2012 compared to the prior year periods. During the third quarter of 2012, the region experienced a 12.0% decrease in revenues in Australia due to continued customer driven bid and project delays and a $1.8 million decrease in Singapore due to lower activity levels and the closeouts of existing jobs. In addition to bid delays in Australia and the wind down of projects in Singapore, revenue decreases in the nine-month period ended September 30, 2012 compared to the prior year were also due to the wind down of projects in India.  These decreases were partially offset by a 48.2% revenue increase in Hong Kong due principally from additional maintenance work.

Contract backlog in our Asia-Pacific Water and Wastewater segment was $29.9 million at September 30, 2012. This backlog represented a decrease of $6.2 million, or 17.1%, compared to June 30, 2012 and a decrease of $7.5 million, or 20.1%, compared to September 30, 2011. The decrease from June 30, 2012 was primarily due to continued bid delays in Australia and increased revenues from our Hong Kong operations. We anticipate an increase in backlog during the fourth quarter as we anticipate the award of larger contract opportunities in Australia.

Gross Profit and Gross Margin

Gross profit in our Asia Pacific Water and Wastewater segment decreased by $3.5 million, or 181.5%, and $8.5 million, or 142.8%, in the three- and nine-month periods ended September 30, 2012 compared to the prior year periods. Gross profit margin decreased to (17.3)% in the third quarter of 2012 from 17.2% in the prior year quarter. Gross profit margin decreased to (9.0)% in the nine months ended September 30, 2012 compared to 17.0% in the nine months ended September 30, 2011. Our Singaporean operation experienced significant project issues as three large contracts were winding down throughout 2012, which negatively impacted gross profit by $1.8 million and $6.3 million in the three- and nine-month periods ended September 30, 2012, respectively, compared to the prior year periods. We are substantially complete with most of the Singapore projects and expect to have all legacy projects completed by the end of 2012. Additionally, our performance in Australia was slowed by severe weather during the first half of 2012 and increased cost of sales for increased work outside of Sydney in the third quarter of 2012 as we await the award of larger contracts in Sydney.

Operating Expenses

Operating expenses decreased by $0.1 million, or 3.7%, during the third quarter of 2012 compared to the third quarter of 2011, principally due to volume reduction throughout the region. Operating expenses decreased by $0.9 million, or 13.2%, in our Asia-Pacific Water and Wastewater segment during the nine months ended September 30, 2012 compared to the prior year period principally due to cost reduction efforts throughout the region. Operating expenses as a percentage of revenues were 20.4% in the first nine months of 2012 compared to 19.0% in the first nine months of 2011.

Operating Loss and Operating Margin

Poor project performance in Singapore and customer bid delays in Australia led to a $3.7 million and $7.9 million decrease in operating income in this segment in the three- and nine-month periods ended September 30 2012, respectively, compared to comparable prior year periods.

Commercial and Structural Segment

Key financial data for our Commercial and Structural segment was as follows (dollars in thousands):

	Quarters Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$19,897	$3,665	$16,232	442.9%
Gross profit	9,148	1,541	7,607	493.6
Gross profit margin	46.0%	42.0%	n/a	4.0
Operating expenses	6,641	1,409	5,232	371.3
Acquisition-related expenses	162	3,080	(2,918)	(94.7)
Operating income	2,345	(2,948)	5,293	179.5
Operating margin	11.8%	(80.4)%	n/a	92.2

	Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	$	%
Revenues	$55,267	$3,665	$51,602	1,408.0%
Gross profit	25,803	1,541	24,262	1,574.4
Gross profit margin	46.7%	42.0%	n/a	4.7
Operating expenses	18,669	1,409	17,260	1,225.0
Acquisition-related expenses	2,149	3,080	(931)	(30.2)
Operating income	4,985	(2,948)	7,933	269.1
Operating margin	9.0%	(80.4)%	n/a	89.4

During January and April 2012, we completed the acquisitions of the Fyfe Group’s Latin America and Asian operations, respectively. The North American operations of Fyfe Group were acquired in August 2011.  During the three- and nine-month periods ended September 30, 2012, we incurred $0.2 million and $2.1 million of acquisition-related expenses in connection with the expansion of our Commercial and Structural segment.

The Commercial and Structural segment continued its strong performance during the three- and nine-month periods ended September 30, 2012. The quarter ended September 30, 2012 was in-line with expectations for this segment, while the nine-month period ended September 30, 2012 performed slightly above expectations, and delivered strong gross margins as a result of water transmission projects with high productivity. Our Asian and Latin American operations contributed modestly to the segment’s financial results for the nine-month period ended September 30, 2012. We anticipate that the Commercial and Structural segment will continue its strong performance and generate strong earnings for the remainder of 2012.

Backlog at September 30, 2012 for the Commercial and Structural segment was $46.7 million compared to $29.5 million at June 30, 2012 and $17.5 million at September 30, 2011. The backlog at September 30, 2012 and June 30, 2012 includes $28.6 million and $14.1 million, respectively, of backlog related to Fyfe’s Asian operation. The increase in backlog at September 30, 2012 compared to June 30, 2012 was due to a $12.9 million project award in Hong Kong during the third quarter of 2012.

Other Income (Expense)

Interest Income and Expense

Interest income was essentially flat in the quarter and nine months ended September 30, 2012 compared to the same periods in 2011. Interest expense decreased by $6.6 million and $5.1 million in the three- and nine-month periods ended September 30, 2012 compared to the same periods in 2011, respectively. Interest expense in the three- and nine-month periods ended September 30, 2011 included a make-whole payment of $5.7 million for the redemption of previously issued Senior Notes and the write-off of $1.1 million of unamortized debt issuance costs from our old credit facility. During the third quarter of 2011, we entered into a new $500.0 million credit facility consisting of a $250.0 million five-year revolving credit line and a $250.0 million five-year term loan facility.

Other Income (Expense)

Other income increased by $0.6 million in the quarter ended September 30, 2012 compared to the prior year quarter due to higher foreign currency gains from foreign denominated liabilities on our balance sheet. Other income decreased by $2.3 million in the nine-month period ended September 30, 2012 compared to the same period in 2011 due to a one-time foreign currency translation adjustment made during the second quarter of 2011.

Taxes on Income

Taxes on income increased by $5.5 million and $9.2 million in the third quarter and first nine months of 2012 compared to the prior year periods, respectively, due to a significant increase in operating income. Our effective tax rate was 20.3% and 24.1% in the third quarter and first nine months of 2012, respectively, compared to 206.7% and 18.1% in the corresponding periods in 2011. The nine-month period ended September 30, 2012 had a higher effective tax rate due to a higher percentage of income from the United States, which has a higher tax rate. The high effective tax rate during the third quarter of 2011 was primarily due to the tax benefit recorded on a pre-tax loss of $0.4 million during the period.

Equity in Earnings of Affiliated Companies

Equity in earnings of affiliated companies was $2.0 million and $0.9 million in the third quarters of 2012 and 2011, respectively. Equity in earnings of affiliated companies was $4.4 million and $2.5 million in the nine-month periods ended September 30, 2012 and 2011, respectively. The increases during 2012 were primarily due to increased project activity from Bayou Coating, our pipe coating joint venture in Baton Rouge, Louisiana.

Noncontrolling Interests

Income attributable to noncontrolling interests was $1.2 million and $0.2 million in the third quarters of 2012 and 2011, respectively. Income (loss) attributable to noncontrolling interests was $2.1 million and $(0.1) million in the nine-month periods ended September 30, 2012 and 2011, respectively. The increases during 2012 were primarily related to the increased activity from our newly formed joint ventures; specifically, our United Pipeline System joint venture in Morocco, which was awarded a $67.3 million project in late 2011. Also contributing to the increase was less activity related to the 49.5% interest in the net income (loss) of the contractual joint ventures in India held by our partner, SPML Infra Ltd., and the non-controlling interest in our Bayou Perma Pipe Canada joint venture. These increases were partially offset by lower income from our double jointing operation, due to lower project activity in 2012.

Liquidity and Capital Resources

Cash and Equivalents

	September 30, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$101,314	$106,129
Restricted cash	1,634	82

Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments and compensating balances for bank undertakings in Europe.

Sources and Uses of Cash

We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, potential acquisitions, working capital and debt service. During the first nine months of 2012, capital expenditures were primarily for our Bayou Wasco and Bayou Perma-Pipe Canada, Ltd. (“BPPC”) joint ventures and supporting growth in our Energy and Mining operations. We expect increased levels of capital expenditures throughout the remainder of 2012 compared to 2011 primarily for continued investments in our joint ventures formed in 2011 and 2012 within our Energy and Mining segment.

At September 30, 2012, our cash balances were located worldwide for working capital and support needs. Given our extensive international operations, approximately 59% of our cash is denominated in currencies other than the United States dollar. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our current intention is to reinvest these earnings permanently.

Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At September 30, 2012, we believe our net accounts receivable and our costs and estimated earnings in excess of billings as reported on our consolidated balance sheet are fully collectible. At September 30, 2012, we had certain net receivables that we believe will be collected but are being disputed by the customer in some manner, which have impacted or may meaningfully impact the timing of collection or require us to invoke our contractual rights to an arbitration or mediation process, or take legal action. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.

As of September 30, 2012, we had approximately $17.8 million in receivables related to certain projects in India, Hong Kong, Texas and Georgia. We are in various stages of discussions, arbitration and/or litigation with the project clients regarding such receivables. These receivables have been outstanding for various periods dating back to 2009 through 2012. As of September 30, 2012, we had not reserved or written-off any of the balances related to these receivables, as management believes that these receivables are fully collectible. As of December 31, 2011, we had approximately $4.8 million in receivables related to a certain project in Louisiana and collected the full amount of the receivable during the nine-months ended September 30, 2012. Additionally, during the nine-month period ended September 30, 2012, we collected $1.6 million of the receivables associated with the projects in India.

Management believes that these outstanding receivables are fully collectible and a significant portion of the receivables will be collected within the next twelve months.

Cash Flows from Operations

Cash flows from operating activities provided $58.7 million in the first nine months of 2012 compared to $9.0 million used in the first nine months of 2011. The increase in operating cash flow from 2011 to 2012 was primarily related to higher earnings, despite increased purchase price depreciation and amortization expense due to the 2011 acquisitions and significantly improved working capital management.

We used $1.7 million during the nine-month period ended September 30, 2012 compared to $42.6 million used in the comparable period of 2011 in relation to working capital. The primary component of our working capital increase during the first nine months of 2012 were a $43.8 million decrease in accounts receivable, retainage and cost and estimated earnings in excess of billings compared to the same prior year period. We have continued our focus on cash management practices and started to see progress on collecting our receivable balances. We expect continued strong collections during the fourth quarter of 2012 in our ongoing effort to improve DSOs. Also, in the first nine months of 2012 and 2011, we received $5.0 million and $5.4 million, respectively, as a return on equity from our affiliated companies. Excluding the change in receivables and the return on equity from affiliated companies, the other elements of working capital used $8.3 million in the first nine months of 2012, compared to $5.9 million used in the same prior year period.

Unrestricted cash decreased to $101.3 million at September 30, 2012 from $106.1 million at December 31, 2011.

Cash Flows from Investing Activities

Investing activities used $73.7 million and $158.7 million in the first nine months of 2012 and 2011, respectively. During 2012, we used $39.4 million to acquire Fyfe Asia (net of cash acquired), $3.0 million to acquire Fyfe LA (net of cash acquired), $0.5 million to complete the final working capital adjustments for Fyfe NA and received $1.0 million from the Hockway sellers due to a favorable working capital adjustment (each as described in further detail in Note 1 to the financial statements contained in this report). We used $34.7 million in cash for capital expenditures in the first nine months of 2012 compared to $16.1 million in the prior year period. Capital expenditures during the first nine months of 2012 were primarily for our Bayou Wasco and BPPC joint ventures and also supporting growth in our Energy and Mining operations. In the first nine months of 2012 and 2011, $1.2 million and $0.7 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenditures. Capital expenditures in the first nine months of 2012 and 2011 were partially offset by $3.4 million and $0.7 million, respectively, in proceeds received from asset disposals.

During 2012, we anticipate that we will spend approximately $15.0 million to fund the capital equipment and working capital needs of our newly formed Energy and Mining joint ventures. We anticipate $25.0 to $30.0 million to be spent on capital expenditures outside of these joint ventures to support our global operations.

Cash Flows from Financing Activities

Cash flows from financing activities provided $12.4 million during the first nine months of 2012 compared to $153.0 million in the prior year period. During the first nine months of 2012, we borrowed $26.0 million on the line of credit under the Credit Facility in order to fund the purchase of Fyfe Asia on April 5, 2012 and for working capital and joint venture investments. In the first nine months of 2012, we used $6.4 million to repurchase 0.4 million shares of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 6 contained in this report. Additionally, we received $5.6 million in notes payable and $4.9 million from our non-controlling interest partners, primarily for their portion of the capital expenditures of our new joint ventures.

Long-Term Debt

On August 31, 2011, we entered into a new $500.0 million credit facility (the “Credit Facility”) with a syndicate of banks, with Bank of America, N.A. serving as the administrative agent and JPMorgan Chase Bank, N.A. serving as the syndication agent. The Credit Facility initially consisted of a $250.0 million five-year revolving credit line and a $250.0 million five-year term loan facility. The entire amount of the term loan was drawn on August 31, 2011 for the following purposes: (1) to pay the $115.8 million cash closing purchase price of our acquisition of the North American business of Fyfe Group, LLC, which transaction closed on August 31, 2011; (2) to retire $52.5 million in indebtedness outstanding under the prior credit facility; (3) to redeem our $65.0 million, 6.54% Senior Notes, due April 2013, and pay the associated $5.7 million make-whole payment due in connection with the redemption of the Senior Notes; and (4) to fund expenses associated with the Credit Facility and the Fyfe North America transaction. As part of the transaction, we paid $4.1 million in arrangement and commitment fees that will be amortized over the life of the Credit Facility.

Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.50% to 2.50% depending on our consolidated leverage ratio. We can opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which is based on our consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus our applicable rate) as of September 30, 2012 was approximately 2.61%.

In November 2011, we entered into an interest rate swap agreement, for a notional amount of $83.0 million, which is set to expire in November 2014. The swap notional amount mirrors the amortization of $83.0 million of our original $250.0 million term loan from the Credit Facility. The swap requires us to make a monthly fixed rate payment of 0.89% calculated on the amortizing $83.0 million notional amount, and provides us a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $83.0 million notional amount. The annualized borrowing rate of the swap at September 30, 2012 was approximately 2.47%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $83.0 million portion of our term loan from the Credit facility. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.

During the first quarter of 2012, we borrowed $26.0 million on the line of credit under the Credit Facility in order to fund the purchase of Fyfe Asia on April 5, 2012 and for working capital and joint venture investments. See Note 1 to the financial statements included in this report for additional detail regarding this acquisition.

Our total indebtedness at September 30, 2012 consisted of $225.0 million of the original $250.0 million term loan from the Credit Facility, $26.0 million on the line of credit under the Credit Facility and $1.5 million of third party notes and other bank debt. Additionally, Wasco Energy loaned Bayou Wasco $4.5 million for the purchase of capital assets. In connection with the formation of BPPC, we and Perma-Pipe Canada Inc., our joint venture partner, loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during the nine-month period ended September 30, 2012, both entities agreed to loan the joint venture an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. At September 30, 2012, $4.1 million of the additional $6.2 million had been funded. Of the total amount, $5.3 million was included in our consolidated financial statements as third-party debt as of September 30, 2012.

As of September 30, 2012, we had $20.8 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $9.9 million was collateral for the benefit of certain of our insurance carriers and $10.9 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

Our Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. At September 30, 2012, based upon the financial covenants, we had the capacity to borrow up to approximately $86.0 million of additional debt under our Credit Facility. The Credit Facility also provides for events of default, including, in the event of non-payment or certain defaults under other outstanding indebtedness. See Note 5 to the financial statements contained in this report for further discussion on our debt covenants. We were in compliance with all covenants at September 30, 2012.

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

The following table provides a summary of our contractual obligations and commercial commitments as of September 30, 2012. This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases (in thousands):

Payments Due by Period
Cash Obligations(1)(2)(3)(4)(5)(6)	Total	2012	2013	2014	2015	2016	Thereafter

Long-term debt and notes payable	$262,301	$6,250	$39,426	$37,500	$40,625	$138,500	$—
Interest on long-term debt	20,026	1,891	6,369	5,263	4,288	2,215	—
Operating leases	50,297	7,527	13,513	10,051	11,815	5,680	1,711
Total contractual cash obligations	$332,624	$15,668	$59,308	$52,814	$56,728	$146,395	$1,711
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
(3)
At September 30, 2012, we had $10.1 million in earnout and contingent liabilities that are expected to be paid out by the end of 2014. See Note 1 to the consolidated financial statements contained in this report for further detail regarding earnout liabilities associated with our recent acquisitions.

(4)
Liabilities related to Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, have not been included in the table above because we are uncertain as to if or when such amounts may be settled.

(5)	There were no material purchase commitments at September 30, 2012.
(6)	Funding for the Corrpro United Kingdom defined benefit pension scheme was excluded from this table as the amounts are immaterial.

Off-Balance Sheet Arrangements

We use various structures for the financing of operating equipment, including borrowings and operating lease. All debt is presented in the balance sheet. Our future commitments were $332.6 million at September 30, 2012. We also have exposure under performance guarantees by contractual joint ventures and indemnification of our surety. However, we have never experienced any material adverse effects to our consolidated financial position, results of operations or cash flows relative to these arrangements. At September 30, 2012, our maximum exposure to our joint venture partners’ proportionate share of performance guarantees was $0.6 million. All of our unconsolidated joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 7 to the financial statements contained in this report regarding commitments and contingencies.

Critical Accounting Policies

Goodwill

Under FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”), we assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Our annual assessment was last completed as of October 1, 2011. Under FASB ASC 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values. The valuation of goodwill and other intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates.  We experienced declines in the operating results of our European Sewer and Water Rehabilitation and our Asia-Pacific Sewer and Water Rehabilitation segments during the nine-month period ended September 30, 2012 as compared to prior year performance. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future under ASC 350.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at September 30, 2012 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at September 30, 2012 was variable rate debt. At September 30, 2012, the estimated fair value of our long-term debt was approximately $250.4 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at September 30, 2012 would result in a $2.5 million increase in interest expense.

In November 2011, we entered into an interest rate swap agreement, for a notional amount of $83.0 million, which is set to expire in November 2014. The swap notional amount mirrors the amortization of $83.0 million of our original $250.0 million term loan from the Credit Facility. The swap requires us to make a monthly fixed rate payment of 0.89% calculated on the amortizing $83.0 million notional amount, and provides us a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $83.0 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $83.0 million portion of our term loan from the Credit Facility. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At September 30, 2012, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $6.0 million impact to our equity through accumulated other comprehensive income.

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At September 30, 2012, there were no material foreign currency hedge instruments outstanding. See Note 8 to the financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2012. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in certain actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such actions will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2012 (1)	4,726	$18.02	—	—
August 2012 (1)	490	19.52	—	—
September 2012 (1)	—	—	—	—
Total	5,216	$18.16	—	—
___________________

(1)
In connection with approval of our Credit Facility, our board of directors approved the purchase of up to $5.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The total number of shares purchased includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees and directors, totaling 5,216 shares for the three-month period ended September 30, 2012. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock vested or the stock option was exercised. Once repurchased, we immediately retired the shares.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: October 31, 2012	/s/ David A. Martin
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