Form 10-K
period 2012-12-31
Aegion Corp
filed 2013-02-27
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended	December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission File Number: 0-10786

Aegion Corporation
(Exact name of registrant as specified in its charter)

Delaware	45-3117900
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

17988 Edison Avenue, Chesterfield, Missouri	63005-1195
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(636) 530-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Shares, $.01 par value	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:	None

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
Large accelerated ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 29, 2012: $702,715,604

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Class A common shares, $.01 par value, as of February 19, 2013: 38,827,425 shares

DOCUMENTS INCORPORATED BY REFERENCE

As provided herein, portions of the documents below are incorporated by reference:

Document	Part – Form 10-K
Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders	Part III

TABLE OF CONTENTS

PART I

Item 1. Business	2

Item 1A. Risk Factors	16

Item 1B. Unresolved Staff Comments	24

Item 2. Properties	24

Item 3. Legal Proceedings	25

Item 4. Mine Safety Disclosure	25

Item 4A. Executive Officers of the Registrant	25

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26

Item 6. Selected Financial Data	30

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 7A. Quantitative and Qualitative Disclosures about Market Risk	48

Item 8. Financial Statements and Supplementary Data	50

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	50

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	87

Item 9A. Controls and Procedures	87

Item 9B. Other Information	87

PART III

Item 10. Directors, Executive Officers and Corporate Governance	88

Item 11. Executive Compensation	88

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	88

Item 13. Certain Relationships and Related Transactions, and Director Independence	89

Item 14. Principal Accountant Fees and Services	88

PART IV

Item 15. Exhibits and Financial Statement Schedules	89

SIGNATURES	90

 Note About Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in this Annual Report on Form 10-K that represent the Company’s beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to the Company and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of this Annual Report on Form 10-K for the year ended December 31, 2012. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by the Company from time to time in its periodic filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by the Company in this Annual Report on Form 10-K are qualified by these cautionary statements.

PART I
Item 1. Business

Unless otherwise indicated, the terms “Aegion Corporation,” “Aegion,” “the Company,” “we,” “our” and “us” are used in this report to refer to Aegion Corporation or one more of our consolidated subsidiaries or to all of them taken as a whole. We are incorporated in the State of Delaware. We maintain executive offices at 17988 Edison Avenue, Chesterfield, Missouri 63005. Our telephone number is (636) 530-8000 or toll free at (800) 325-1159. Our website address is Aegion.com. Our common shares, $.01 par value, are traded on The Nasdaq Global Select Market under the symbol “AEGN”. Our fiscal year ends on December 31 of each calendar year.

Overview

We are a global leader in infrastructure protection, providing proprietary technologies and services to protect against the corrosion of industrial pipelines and for the rehabilitation and strengthening of sewer, water, energy and mining piping systems and buildings, bridges, tunnels and waterfront structures. Our business activities include manufacturing, distribution, installation, coating and insulation, cathodic protection, research and development and licensing. Our products and services are currently utilized and performed in more than 100 countries across six continents. We believe that the depth and breadth of our products and services platform make us a leading “one-stop” provider for the world’s infrastructure rehabilitation and protection needs.

Our Company is built on the premise that it is possible to use technology to extend the structural design life and maintain, if not improve, the performance of a pipe. We’re proving today this expertise can be applied in other markets to protect pipelines in oil, gas and mining applications and extending this to the rehabilitation of commercial structures. Many types of infrastructure must be protected from the corrosive and abrasive materials that pass through or near them. Our expertise in non-disruptive corrosion engineering and abrasion protection is now wide-ranging, opening new markets for growth. We have a long history of product development and intellectual property management. We manufacture most of the engineered solutions we create as well as the specialized equipment required to install them. Finally, decades of experience give us an advantage in understanding municipal, energy, mining, industrial and commercial customers. Strong customer relationships and brand recognition allow us to support the expansion of existing and innovative technologies into new high growth end markets.

We originally incorporated in Delaware in 1980 to act as the exclusive United States licensee of the Insituform® cured-in-place pipe (“CIPP”) process, which Insituform’s founder invented in 1971. The Insituform® CIPP process served as the first trenchless technology for rehabilitating sewer pipelines and has enabled municipalities and private industry to avoid the extraordinary expense and extreme disruption that can result from conventional “dig-and-replace” methods. For the past 40 years, we have maintained our leadership position in the CIPP market from manufacturing, to technological innovations, and market share.

In order to strengthen our ability to service the emerging demands of the infrastructure protection market and to better position our Company for sustainable growth, we embarked on a diversification strategy in 2009 to expand our product and service portfolio and our geographical reach. Through a series of strategic initiatives and complementary acquisitions, we now possess one of the broadest portfolios of cost-effective solutions for rehabilitating aging or deteriorating infrastructure and protecting new infrastructure from corrosion worldwide.

We are organized into five reportable segments: Energy and Mining, North American Water and Wastewater, European Water and Wastewater, Asia-Pacific Water and Wastewater and Commercial and Structural. We regularly review and evaluate our reportable segments. Market changes between the segments are typically independent of each other, unless a macroeconomic event affects the water and wastewater rehabilitation markets, the oil, mining and gas markets and the commercial and structural markets concurrently. These changes exist for a variety of reasons, including, but not limited to, local economic conditions, weather-related issues and levels of government funding.

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

Today our diverse portfolio of full service solutions includes:

HDPE Pipe Lining for Corrosion Control, Abrasion Protection and Pipeline Rehabilitation: Through our subsidiary United Pipeline Systems, Inc., we provide polyethylene pipe lining solutions to the oil and gas, mining and chemical industrial pipeline markets. United Pipeline Systems proprietary high-density polyethylene (HDPE) Tite Liner® installation system provides chemical, corrosion and erosion resistance for numerous pipeline applications. Our HDPE system can rehabilitate pipelines for a fraction of the cost and time associated with industrial pipeline replacement and has application in the rehabilitation of pressure pipes in the municipal marketplace. We offer our HDPE lining protection products and services worldwide, with a strategic focus of expanding our presence in key end markets with sustainable capital spend on oil, gas and mining activities.

Cathodic Protection and Coating Services for Corrosion Control and Infrastructure Rehabilitation: Through our subsidiary, Corrpro Companies, Inc. (“Corrpro”) and its affiliated companies, we offer corrosion protection solutions, most notably through cathodic protection, a time tested pipeline corrosion technology that is mandated by regulatory rules in many types of pipeline systems, through which we provide engineering and inspection services by National Association of Corrosion Engineers International (NACE) trained and certified inspectors (one of the largest independent consulting corrosion engineering organizations in the world), project management, training, research, testing and design, consultation and installation services to the following markets: pipeline, refinery, above and underground storage tanks, water/wastewater structures, concrete infrastructure and offshore and marine structures. Corrpro also offers a full line of superior quality corrosion control and cathodic protection materials, which are ANSI/NSF 61 classified for drinking water system components. Through our acquisition of Hockway Middle East FZE in 2011, we have expanded our cathodic protection capabilities in the Middle East. Hockway offers a complete cathodic protection package from initial investigative survey through engineering design, manufacture of equipment, site installation and commissioning of systems with subsequent planned operational inspection and maintenance.

Through our subsidiary, The Bayou Companies, LLC and its related entities (“Bayou”), we provide products and services to protect pipes primarily for the oil and gas industries from corrosion and to provide flow assurance. We accomplish this through external and internal coatings utilizing fusion bonded epoxy (FBE), concrete for buoyancy reduction, extruded polyethylene for additional protection, insulation coating for thermal control and field joint coating for corrosion protection of fittings, values and other primary sources for metal corrosion. Bayou also provides custom coating services on pipe bends, fittings, fabricated spools, valves and short runs of straight pipe for oil, gas and potable water services, as well as onshore or offshore fabrication and welding services. We also offer a proprietary robotic pipe coating and inspection technology for internal and external welded pipe field joints and rebar coating through our subsidiary CRTS, Inc. (“CRTS”).

Our cathodic protection and coatings products are applicable worldwide, with a focus on the Gulf of Mexico, the Canada Oil Sands, North America shale plays, the Middle East and Asia Pacific.

Rehabilitation of Water and Wastewater Pipelines: Through our Insituform® family of companies, we offer the manufacture and installation of cost-effective solutions to remediate operational, health, regulatory and environmental problems resulting from aging and defective water and wastewater pipelines. Our Insituform® CIPP product is a jointless, seamless pipe-within-a-pipe with the capability to rehabilitate pipes in various diameters. Our Insituform® CIPP process provides a more affordable alternative to dig-and-replace methods and is a less disruptive and more environmentally friendly method for pipe repairs. As mentioned above, we have maintained our leadership position in the CIPP market through our ISO 9001:2008 certified manufacturing to technological innovations and market share for the past 40 years. Our Insituform® portfolio of products and services are utilized worldwide.

Fiber Reinforced Polymer Systems for Rehabilitation and Strengthening: Through our subsidiaries, Fyfe Co. LLC and Fibrwrap Construction Services, Inc. and affiliated companies, we offer the manufacture and installation of fiber reinforced polymer (FRP) systems for strengthening, repair and restoration of masonry, concrete, steel and wooden infrastructures applicable worldwide. Our infrastructure markets include large diameter pipelines, buildings, transportation assets, industrial developments, and waterfront structures, of which the pipeline market currently makes up the largest share. One of the key features of the Fibrwrap® technology is its capability to withstand seismic and force loads, providing a unique advantage over conventional rehabilitation methods. Fibrwrap® systems consist of the proprietary (or patented) and specialized Tyfo® carbon, glass, aramid and hybrid lightweight and low profile woven fabrics combined with the proprietary Tyfo® resin and epoxy polymers which, in unique combination, create the tested, proven and certified Fibrwrap® advanced composite systems. Fibrwrap® systems are specifically engineered, manufactured and installed to solve a host of structural deficiencies or demands in existing structures. We offer personalized technical support to our customers through a highly trained structural engineering team that assists in all phases of a potential project, from the initial design to implementation and installation. While the majority of our Fibrwrap business is in North America, where we believe there is a fast growing addressable market approaching $1 billion, there is a strong and growing acceptance of our products and services internationally, specifically in the Asia-Pacific region.

Corporate Reorganization

Recognizing that the breadth of our offerings expanded beyond our flagship Insituform® brand, which constituted less than half of our revenue in 2011, we reorganized Insituform Technologies, Inc. (“Insituform”), our parent company at the time, into a new holding company structure (“Corporate Reorganization”) in October 2011. Aegion became the new parent company and Insituform became a wholly owned subsidiary of Aegion. Other expected benefits to be derived from the new holding company structure include improved tax efficiencies, facilitation of cost-effective repatriations of cash to the United States and better management of legal liabilities. Aegion reflects our mission of extending our leadership capabilities to furnish products and services to provide long-term protection for water and wastewater pipes, oil and gas pipelines, as well as commercial and governmental structures and transportation infrastructure.

Strategic Initiatives and Complementary Acquisitions to Support our Diversification Strategy

As discussed above, 2009 was a transformative year in which we embarked on our diversification strategy.   Since then, we have focused on entering into strategic initiatives and complementary acquisitions to support this strategy, as detailed below.

Energy and Mining Segment Expansion

In the first quarter of 2009, we made two significant acquisitions to solidify our commitment to the expansion of our Company’s infrastructure product and services offerings. Through the acquisitions of Bayou and Corrpro, we expanded our operations in the energy and mining sector to include pipe coating and cathodic protection services. Bayou provides the following pipeline coatings products and services to the oil and gas industries: external and internal coatings, concrete for buoyancy reduction, extruded polyethylene for additional protection, insulation coating for thermal control and field joint coating for corrosion protection of fittings, valves and other primary sources for metal corrosion. Corrpro specializes in cathodic protection solutions for pipelines, refineries, above and underground storage tanks, water/wastewater structures, concrete infrastructure, and offshore and marine structures. In late 2009 we then expanded our coating and insulation services in Canada with our acquisition of the pipe coating and insulation facility and related assets of Garneau, Inc., through our joint venture Bayou Perma-Pipe Canada, Ltd. (“BPPC”), in which we own a fifty-one percent (51%) equity interest.

In February 2010, we expanded our pipe coating services through the formation of Delta Double Jointing L.L.C. (“Bayou Delta”) through which we offer pipe jointing and other services for the steel-coated pipe industry. We own a fifty-nine percent (59%) ownership interest in Bayou Delta with the remaining forty-one percent (41%) ownership belonging to Bayou Coating, L.L.C. (“Bayou Coating”), a company in which we hold a forty-nine percent (49%) equity interest.

In April 2011, we organized a joint venture, Bayou Wasco Insulation, LLC (“Bayou Wasco”), to provide insulation services primarily for projects located in the United States, Central America, the Gulf of Mexico and the Caribbean. We hold a fifty-one percent (51%) majority interest in Bayou Wasco, while Wasco Energy Ltd., a subsidiary of Wah Seong Corporation Berhad (“Wasco Energy”), owns the remaining interest. Bayou Wasco is expected to commence operations by late 2013.

In April 2011, we also expanded Corrpro and United Pipeline Systems operations in Asia and Australia through our joint venture, WCU Corrosion Technologies Pte. Ltd., located in Singapore (“WCU”). WCU offers our Tite Liner® process in the oil and gas sector and onshore corrosion services, in each of Asia and Australia. We hold a forty-nine percent (49%) ownership interest in WCU, while Wasco Energy owns the remaining interest. WCU immediately began marketing its products and services.

In June 2011, we created a joint venture in Saudi Arabia between Corrpro and Saudi Trading & Research Co., Ltd. (“STARC”). Based in Al-Khobar, Saudi Arabia since 1992, STARC delivers a wide range of products and services for its clients in the oil, gas, power and desalination industries. The joint venture, Corrpower International Limited (“Corrpower”), which is seventy percent (70%) owned by Corrpro and thirty percent (30%) owned by STARC, provides a fully integrated corrosion protection product and service offering to government and private sector clients throughout the Kingdom of Saudi Arabia, including engineering, product and material sales, construction, installation, inspection, monitoring and maintenance. The joint venture serves as a platform for the continued expansion of our Energy and Mining group in the Middle East. Corrpower commenced providing corrosion prevention services in early 2012.

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

In October 2011, we organized UPS-Aptec Limited, a joint venture in the United Kingdom between United Pipeline Systems International, Inc., a subsidiary of our Company (“UPS-International”), and Allied Pipeline Technologies, SA (“APTec”). UPS-International owns fifty-one percent (51%) of the joint venture and APTec owns the remaining forty-nine percent (49%). On October 21, 2011, the joint venture was awarded a $67.3 million contract for the installation of high-density polyethylene liners in approximately 135 miles of slurry pipelines located in Morocco. The project began in the fourth quarter of 2011 and is expected to be completed in 2013.

In March 2012, the Company organized United Special Technical Services LLC (“USTS”), a joint venture located in the Sultanate of Oman between United Pipeline Systems and Special Technical Services LLC (“STS”), for the purpose of executing pipeline, piping and flow line high-density polyethylene lining services throughout the Middle East and Northern Africa. United Pipeline Systems holds a fifty-one percent (51%) equity interest in USTS and STS holds the remaining forty-nine percent (49%) equity interest. USTS initiated operations in the second quarter of 2012.

We believe the CRTS and Hockway acquisitions and the Bayou Wasco, WCU, Corrpower, UPS-APTec Limited and USTS joint ventures have accelerated our growth throughout the Middle East and North Arica and have strengthened the technical resources of our Energy and Mining platform.

Water and Wastewater Rehabilitation Acquisitions

In January 2010, we acquired our Singaporean CIPP licensee, Insitu Envirotech (S.E. Asia) Pte Ltd (“Insituform-Singapore”), for a purchase price of $1.8 million Singapore Dollars. Insituform-Singapore performs sewer rehabilitation services in Southeast Asia. This acquisition freed us from the exclusive licensing rights Insituform-Singapore held in the Singapore and Malaysia markets.

In November 2012, we acquired the outstanding shares of our joint venture partner, SPML Infra Limited (“SPML”), an unaffiliated Indian contractor, in Insituform Pipeline Rehabilitation Private Limited (“Insituform-India”) in order to continue to pursue business opportunities in India involving CIPP installations and third party tube sales, as well as to promote our other products and services. The purchase price was 20,000 Indian Rupee. In addition, we acquired SPML’s interest in four contractual joint ventures we had previously entered into with SPML in India for a purchase price of 5,000 Indian Rupee. Insituform-India is now a wholly owned subsidiary of our Company.

Commercial and Structural Segment

In August 2011, we purchased the North American business of Fyfe Group, LLC (“Fyfe NA”) for a purchase price at closing of $115.8 million, subject to working capital adjustments calculated from an agreed upon target, which was funded by borrowings from our credit facility. We were also granted a one-year exclusive negotiating right to acquire Fyfe Group’s Asian, European and Latin American operations at a purchase price to be agreed upon by the parties at the time of exercise of the right. Fyfe NA, based in San Diego, California, is a pioneer and industry leader in the development, manufacture and installation of FRP systems for the structural repair, strengthening and restoration of pipelines (water, wastewater, oil and gas), buildings (commercial, federal, municipal, residential and parking structures), bridges and tunnels and waterfront structures. Fyfe NA has a comprehensive portfolio of patented and other proprietary technologies and products, including its Tyfo® Fibrwrap® System, the first and most comprehensive carbon fiber solution on the market that complies with 2009 International Building Code requirements. Fyfe NA’s product and service offering also includes pipeline rehabilitation, concrete repair, epoxy injection, corrosion mitigation and specialty coatings services.

In January 2012, we purchased Fyfe Group’s Latin American operations (“Fyfe LA”), which included all of the equity interests of Fyfe Latin America S.A., a Panamanian entity (and its interest in various joint ventures located in Peru, Costa Rica, Chile and Colombia), Fyfe – Latin America S.A. de C.V., an El Salvadorian entity, and Fibrwrap Construction Latin America S.A., a Panamanian entity. The purchase price was $2.3 million in cash at closing. During the first quarter of 2012, the Company paid the sellers an additional $1.1 million based on a preliminary working capital adjustment. The sellers have the ability to earn an additional payout both annually upon achievement of certain performance targets over the three-year period ending December 31, 2014 (the “Fyfe LA earnout”) and upon completion of 2011 and 2012 audited financials based upon a multiple of EBITDA calculation. We recorded $0.7 million as its fair value estimate of the Fyfe LA earnout liability. Fyfe LA provides Fibrwrap® installation services throughout Latin America, as well as provides product and engineering support to installers and applicators of the FRP systems in Latin America. The purchase price was funded out of our cash balances.

In April 2012, we purchased Fyfe Group’s Asian operations (“Fyfe Asia”), which included all of the equity interests of Fyfe Asia Pte. Ltd, a Singaporean entity (and its interest in two joint ventures located in Borneo and Indonesia), Fyfe (Hong Kong) Limited, Fibrwrap Construction (M) Sdn Bhd, a Malaysian entity, Fyfe Japan Co. Ltd and Fibrwrap Construction Pte. Ltd and Technologies & Art Pte. Ltd., Singaporean entities. Customers in India and China will be served through an exclusive product supply and license agreement. The cash purchase price at closing was $40.7 million. The purchase price was funded out of our cash balances and by borrowing $18.0 million against our line of credit.

We believe that the Fyfe acquisitions are solid bases for the expansion of our overall product and service offering with respect to a broader group of infrastructure assets.

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

The FBE application process utilizes heat to melt a dry powder FBE coating material into liquid form. The liquid material wets and flows onto the steel pipe and solidifies through a process called cross-linking. Once cooled, this “fusion-bonded” epoxy cannot return to its original state and forms a corrosion protection barrier on the interior or exterior surface of the pipe.

Our InnerGard™ product is an internal FBE coating that provides corrosion protection for water injection lines and reduces costs compared to alloy pipe.

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

Our CorrSpray® product provides a unique solution for preventing corrosion of steel reinforcements in concrete structures.

Our Green Rectifier® system is an ecologically friendly method of cathodic protection using solar panels and a wind generator to power the cathodic protection process.

Our Grid System™ has set the global standard for preventing releases from external corrosion of at grade storage tanks containing oil and petroleum products, thereby ensuring safe operations and protection of the environment.

Our AC Interference Mitigation (ACIM) solution protects pipeline operators and the public from electrical hazards when pipelines share space on rights-of-way with overhead electric transmission lines.  Beginning with advanced predictive modeling, we then design mitigation schemes and provide systems to protect people and the pipeline.

Water and Wastewater Rehabilitation

Our Insituform®CIPP Process for the rehabilitation of sewers, pipelines and other conduits utilizes a custom-manufactured tube, or liner, made of synthetic fiber. After the tube is saturated (impregnated) with a thermosetting resin mixture, it is installed in the host pipe by various processes, and the resin is then cured, by heat using hot water or steam, forming a new rigid pipe within a pipe.

Our iPlus® Infusion® Process is a trenchless method used for the rehabilitation of small-diameter sewer pipelines, whereby a felt liner is continuously impregnated with liquid, thermosetting resin through a proprietary process, after which the liner is pulled into the host pipe, inflated with air and cured with steam.

Our iPlus® Composite Process is a trenchless method used for the rehabilitation of large-diameter sewer pipelines, where the felt liner is reinforced with carbon or glass fiber, impregnated with liquid, thermosetting resin, inverted into place and cured with hot water or steam.

Our InsituMain® System is a cured-in-place pipe solution for pressure pipes. The InsituMain® System is for water mains and force mains up to 54-inches in diameter, can negotiate bends and is pressure-rated up to 150 psi. The InsituMain® System has also been certified as complying with ANSI/NSF Standard 61.

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

Our Insituform PPL® process is a trenchless technology certified to NSF/ANSI Standard 61 used for the rehabilitation of drinking water and industrial pressure pipelines. A glass-reinforced liner is impregnated with an epoxy or vinyl ester resin, inverted with water and cured with hot water to form a jointless pipe lining within the host pipe.

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

Our UV/Glass Lining System is a cured in place pipe solution for small- to medium-diameter pipes utilizing a glass fiber tube that is impregnated with a resin sensitive to ultraviolet light or steam curing. The tube is pulled into place in the host pipe, inflated by air and cured via an ultraviolet light source or steam.

Infrastructure Rehabilitation and Strengthening – Commercial and Structural

Our Fibrwrap® and Tyfo® processes are methods applying high strength fiber fabric to strengthen structures and the connections between structural components, thereby strengthening, repairing and restoring masonry, concrete, steel and wooden structures. The Fibrwrap® and Tyfo® products are construction and engineering materials comprising hybrid fiber/epoxy composites used for retrofitting or repairing structures.

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

Our FibrBundle® process relates to devices, systems and methods for reinforcing pipes and other structures, thus reinforcing the interior of pipes using FRP. The FibrBundle® products are non-metal building materials, namely, tows of carbon fibers for strengthening bridges, buildings and other structures.

Our FibrBot® product is a machine for applying carbon fiber to structures for strengthening.

Our FastWrap™ product and process relates to carbon fiber and epoxy composite material in sheet form for strengthening and reinforcement of load-bearing components of buildings and transportation infrastructure.

See “Patents” below for more information concerning these technologies.

Operations

We are organized into five reportable segments: Energy and Mining, North American Water and Wastewater, European Water and Wastewater, Asia-Pacific Water and Wastewater and Commercial and Structural. We regularly review and evaluate our reportable segments. Market changes between the segments are typically independent of each other, unless a macroeconomic event affects the water and wastewater rehabilitation markets, the oil, mining and gas markets and the commercial and structural markets concurrently. These changes exist for a variety of reasons, including, but not limited to, local economic conditions, weather-related issues and levels of government funding. Prior to the third quarter of 2011, we considered Water Rehabilitation to be a separate reportable segment. Based on an internal management reorganization, we have combined previously reported water rehabilitation results for all periods presented, which have not been material, with the geographically separated sewer rehabilitation segments. In connection with our acquisition of Fyfe NA, we have designated the Commercial and Structural reportable segment.

Our operations are generally project-oriented. Projects may range in duration from just a few days to several years, which can be performed as one-time contracts or as part of longer term agreements. These contracts are usually obtained through competitive bidding or negotiations and require performance at a fixed price or time and materials basis. Our energy and mining projects are generally performed under contracts with industrial entities. A majority of our water and wastewater rehabilitation installation projects are performed under contracts with municipal entities. A significant portion of our commercial and structural rehabilitation and strengthening projects is performed under contracts with the public sector. Independent contractors may be utilized to perform portions of the work on any given project that we provide.

Energy and Mining Operations

Our energy and mining operations perform rehabilitation and corrosion protection services for industrial, mineral, oil and gas piping systems and structures. We also offer products for gas release and leak detection systems. Our worldwide energy and mining operations are headquartered in Chesterfield, Missouri. These operations are conducted through our various subsidiaries (United Pipeline Systems based in Durango, Colorado, Bayou based in New Iberia, Louisiana, Corrpro based in Houston, Texas, CRTS based in Tulsa, Oklahoma and Hockway based in the United Arab Emirates). Certain of our energy and mining operations outside of the United States are conducted through our wholly-owned subsidiaries in the United Kingdom, Portugal, Chile, Canada, Argentina, Brazil and the United Arab Emirates and through our joint ventures in Canada, Mexico, Oman, Singapore, Saudi Arabia and Morocco.

United Pipeline Systems performs pipeline rehabilitation services using our proprietary Tite Liner® process. Our Bayou business performs internal and external pipeline coating, lining, weighting and insulation services, as well as specialty fabrication services for offshore deep-water installations, including project management and logistics. Our Corrpro business performs fully-integrated corrosion prevention services including: (i) engineering; (ii) product and material sales; (iii) construction and installation; (iv) inspection, monitoring and maintenance; and (v) coatings. Our CRTS business specializes in the application of internal and external corrosion coatings services and equipment for new pipeline construction projects. Our Hockway business performs cathodic protection, engineering and design, manufacturing, maintenance and installation services to the oil and gas markets.

Water and Wastewater Rehabilitation Operations

Our sewer rehabilitation activities are conducted principally through installation and other construction operations performed directly by our subsidiaries. In certain geographic regions, we have granted licenses to unaffiliated companies. As described under “Ownership Interests in Operating Licensees and Joint Ventures” below, we also have entered into contractual joint ventures from time to time to capitalize on our trenchless rehabilitation processes. Under these contractual joint venture relationships, work is bid by the joint venture entity and subcontracted to the joint venture partners or to third parties. The joint venture partners are primarily responsible for their subcontracted work, but both joint venture partners are liable to the customer for all of the work. Revenues and associated costs are recorded using percentage-of-completion accounting for our subcontracted portion of the total contract only. Our principal sewer rehabilitation activities are conducted in North America through our wholly-owned subsidiaries. Our North American Water and Wastewater operations, including research and development, engineering, training and financial support systems, are headquartered in Chesterfield, Missouri. During 2012, tube manufacturing and processing facilities for North America were maintained in eight locations, geographically dispersed throughout the United States and Canada.

We also conduct Insituform® CIPP process rehabilitation operations worldwide through our wholly-owned subsidiaries and through direct and indirect joint venture relationships. The results from these operations are included in our European Water and Wastewater and Asia-Pacific Water and Wastewater operating segments, as appropriate. We utilize multifunctional robotic devices developed by our French subsidiary in connection with the inspection and repair of pipelines. We also maintain a manufacturing facility in Wellingborough, United Kingdom to support our European operations and through which we sell liners to third parties.

In addition to sewer rehabilitation, we have performed water rehabilitation operations since 2006 using our Insituform Blue® product portfolio. Under the Insituform Blue® brand, we are able to restore water pipes using our InsituMain®, InsituGuard®, InsituFlex®, InsituFold® and Thermopipe® lining systems. We conduct water rehabilitation operations in North America, Australia, the Netherlands, the United Kingdom, Spain and Hong Kong through our existing operations.

Commercial and Structural Operations

Our commercial and structural operations perform rehabilitation and strengthening of pipelines, buildings, bridges, tunnels and waterfront structures throughout the United States and Canada through Fibrwrap Construction Services, headquartered in Ontario, California, in our Asian markets through our wholly owned subsidiaries and through our joint ventures in Borneo and Indonesia and in our Latin American markets through our joint ventures in Chile, Colombia, Costa Rica and Peru.  Through Fyfe Co., headquartered in San Diego, California, we design and manufacture the FRP composite systems used in these applications. Our wholly-owned Fyfe entities located in El Salvador, Singapore, Japan, Malaysia and Hong Kong and our Fyfe joint ventures in Borneo and Indonesia, provide product and engineering services throughout Latin America and Asia-Pacific. Our current licensee in Greece provides product and services throughout the Middle East and Europe.

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

In addition, we license our laterals patent portfolio to seven licensees in the United States for use in the United States and Canada. These licenses are effective until the patents in the portfolio expire.

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

Fyfe Co. has entered into arrangements in Europe granting certain third parties the exclusive right to distribute, sell and market Fyfe products in Europe, North Africa, the Middle East, and Russia. Fyfe Co. also provides a non-exclusive right to use Fyfe’s intellectual property to certain third parties for the purpose of installation and application of the FRP systems throughout these territories. Additionally our wholly-owned Fyfe entities located in El Salvador, Singapore, Japan, Malaysia and Hong Kong and our Fyfe joint ventures in Borneo and Indonesia, provide design, product and engineering support to installers and applicators of the FRP systems in Latin America and Asia-Pacific. Our joint ventures in Latin America and Asia-Pacific are granted the non-exclusive right to use Fyfe products in their respective territories. Fyfe Co. also periodically licenses on a project-by-project basis its patented technology to both affiliated and third party installers.

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

Through our subsidiary, United Pipeline Systems Limited, we hold a fifty-one percent (51%) equity interest in BPPC, our Canadian coating joint venture. The remaining interest is held by Perma-Pipe Canada, Inc., a subsidiary of MFRI, Inc., an unaffiliated U.S. company. This joint venture serves as our pipe coating and insulation operation in Canada.

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

Through our Bayou subsidiary, we hold a fifty-nine percent (59%) equity interest in Bayou Delta through which we offer pipe jointing and other services for the steel-coated pipe industry. The remaining forty-one percent (41%) is held by Bayou Coating, in which we, through our Bayou subsidiary, hold a forty-nine percent (49%) equity interest, as stated above.

Through our subsidiary, Energy & Mining Holding Company, LLC, we hold a fifty-one percent (51%) equity interest in Bayou Wasco through which we will provide insulation services primarily for projects located in the United States, Central America, the Gulf of Mexico and the Caribbean. The other forty-nine percent (49%) equity interest is held by Wasco Energy.

Through our subsidiary, Insituform Technologies Netherlands B.V. (“ITNBV”), we hold a forty-nine percent (49%) ownership interest in WCU, located in Singapore. WCU offers our Tite Liner® process and our Corrpro® products and services in the oil and gas sector and onshore corrosion services, in Asia and Australia. The other fifty-one percent (51%) equity interest is held by Wasco Energy.

Through our subsidiary, Corrpro Canada, Inc., we hold a seventy-percent (70%) equity interest in Corrpower based in Saudi Arabia, through which we will provide fully integrated corrosion prevention products and services to government and private sector clients throughout the Kingdom of Saudi Arabia. The other thirty-percent (30%) equity interest is held by STARC, based in Al-Khobar, Saudi Arabia.

Through our subsidiary, UPS International, we hold a fifty-one percent (51%) equity interest in UPS-Aptec Limited, located in the United Kingdom through which we provide HDPE liner installation services solely with respect to UPS-Aptec’s contract in Morocco. The other forty-nine percent (49%) equity interest is held by APTec.

Through our subsidiary, ITNBV, we hold a fifty-one percent (51%) equity interest in USTS located in the Sultanate of Oman for the purpose of executing pipeline, piping and flow line HDPE lining services throughout the Middle East and Northern Africa. The other forty-nine percent (49%) equity interest is held by STS.

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

Through our Fyfe acquisition in Latin America in 2012, we hold controlling interests in joint ventures in Chile, Colombia, Costa Rica and Peru. Through our subsidiary, Fibrwrap Construction Latin America S.A., we hold (i) a fifty-five percent (55%) equity interest in Fibrwrap Construction Chile S.A. with the other forty-five percent (45%) equity interest held by TecnoAV S.A.; (ii) a fifty-one percent (51%) equity interest in Fibrwrap Construction Colombia S.A.S. with the other forty-nine percent (49%) equity interest held by Carlos Aurelio Hernandez Barragan; (iii) a fifty-one percent (51%) equity interest in Grupo Meltzer Fibrwrap Costa Rica S.A. in Costa Rica with the other forty-nine percent (49%) equity interest held by Constructora Meltzer S.A.; and (iv) a fifty-one percent (51%) equity interest in Fibrwrap Construction Peru S.A.C. with the other forty-nine percent (49%) equity interest held by Top Consult Ingenieria. These joint ventures provide structural retrofitting services throughout their respective territories.

Through our Fyfe acquisition in Asia-Pacific in 2012, we hold controlling interests in joint ventures in Borneo and Indonesia. Through our subsidiary, Fyfe Asia Pte. Ltd. we hold (i) a fifty-one percent (51%) equity interest Fyfe Borneo Sdn Bhd., with the other forty-nine percent (49%) equity interest held by C. Tech Sdn Bhd and (ii) a fifty-five percent (55%) equity interest in PT Fyfe Fibrwrap Indonesia, with the other forty-five percent (45%) equity interest held by PT Graha Citra Anugerah Lestari.

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

Product Development

By using our own laboratories and testing facilities, as well as outside consulting organizations and academic institutions, we continue to develop improvements to our proprietary processes, including the materials used and the methods of manufacturing and installing liners and for protecting and rehabilitating pipelines, buildings, bridges, tunnels and other infrastructure. During the years ended December 31, 2012, 2011 and 2010, we spent $1.8 million, $2.2 million and $2.7 million, respectively, on research and development related activities, including engineering.

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

We offer our energy and mining platform solutions worldwide to energy and mining and other customers to protect new and existing pipelines and other structures. The marketing of sewer pipeline rehabilitation technologies is focused primarily on the municipal wastewater markets worldwide. We offer our water rehabilitation products to municipal and corporate customers. We offer our commercial and structural products worldwide to certain certified third party installers and applicators and market our installation services to municipal, state, federal and corporate customers worldwide. No customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2012, 2011 or 2010.

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

The following table sets forth our consolidated backlog, by segment, as of December 31, 2012, 2011 and 2010, respectively.

	December 31,
	2012	2011	2010
	(in millions)

Energy and Mining	$243.8	$256.4	$146.1
North American Water and Wastewater	185.0	130.0	159.5
European Water and Wastewater	23.9	20.7	23.3
Asia-Pacific Water and Wastewater	32.7	37.5	79.8
Commercial and Structural	50.8	19.6	–
Total	$536.2	$464.2	$408.7

Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts. We expect to perform a majority of the backlog reported above at December 31, 2012 during 2013. See “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report for further discussion regarding backlog.

Manufacturing and Suppliers

The product and service revenues for our United Pipeline Systems business are derived primarily from the installation of polyethylene liners inside pipelines. The raw material used for these liners is extruded HDPE pipe. It has been our practice to purchase this material from a selective group of suppliers; however, we believe that it is readily available from many other sources. We manufacture most of the proprietary equipment and many of the consumable items used in Tite Liner® system installations in our own facilities in Canada, the United States and Chile.

Product and service revenues for our Bayou business are derived principally from internal and external pipeline coating, lining, weighting and insulation. Bayou also provides specialty fabrication services for offshore deep-water installations, including project management and logistics. Bayou facilities are located in New Iberia, Louisiana; Conroe, Texas; Bakersfield, California; and Camrose, Alberta, Canada. The primary raw materials used in the coating process include FBE, paint, concrete, iron ore, sand and gravel. Although our historical practice has been to purchase materials from a limited number of suppliers, we believe that the raw materials used in the coating process are typically available from multiple sources.

Product and material revenues for our Corrpro business are derived principally from the sale of products that are purchased from select outside vendors or from assembling components that are sourced from suppliers. We conduct light assembly for a number of our Corrpro products in our production facilities in Sand Springs, Oklahoma; Edmonton, Alberta, Canada; and Great Britain. In addition, we manufacture our own line of rectifiers and other power supplies in Canada and the United Kingdom. The primary products and raw materials used by our Corrpro businesses include zinc, aluminum, magnesium and other metallic anodes, as well as wire and cable. We maintain relationships with our vendors for these products and are not dependent on any single vendor to meet our supply needs.

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

We sell Insituform® CIPP process liners and related products to third parties and certain licensees on a project to project basis. In Europe, in addition to sales made on a project by project basis, we have entered into supply agreements with various third parties to supply them with Insituform® CIPP process liners and related products.

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

Patents and Proprietary Technologies

For our energy and mining operations, we hold nine issued patents and three pending patents in the United States and eight issued patents in foreign jurisdictions that relate to our cathodic protection business operated through our Corrpro and Hockway subsidiaries and interior surface coating inspection business operated through our CRTS subsidiary. We have one issued patent in the United States, and three pending patents in foreign jurisdictions that relate to the Tite Liner® process, although we believe that the success of our Tite Liner® process business depends primarily upon our proprietary know-how and our installation, marketing and sales skills. The success of our pipeline coatings process operating through our Bayou subsidiaries depends primarily on our know-how and manufacturing expertise as well as our marketing and sales skills.

As of December 31, 2012, we held 31 United States patents relating to the Insituform® CIPP process, the last of which will expire in 2031. As of December 31, 2012, we had two pending United States non-provisional patent applications relating to the Insituform® CIPP process.

We have obtained and are pursuing patent protection in our principal foreign markets covering various aspects of the Insituform® CIPP process. As of December 31, 2012, there were 173 issued foreign patents and utility models relating to the Insituform® CIPP processes, and 62 applications pending in foreign jurisdictions. Of these applications, four are pending before the European Patent Office (designating all 38 member states) and one is a Patent Cooperation Treaty application that covers multiple jurisdictions in Europe and throughout the world. The specifications and/or rights granted in relation to each patent will vary from jurisdiction to jurisdiction. In addition, as a result of differences in the nature of the work performed and in the climate of the countries in which the work is carried out, not every licensee uses each patent, and we do not necessarily seek patent protection for all of our inventions in every jurisdiction in which we do business. We have elected to maintain certain internally developed technologies, know-how and inventions as trade secrets. We have entered into confidentiality agreements with employees, consultants and third parties to whom we disclose confidential information. Although there can be no assurance that these measures will suffice to prevent unauthorized disclosure or use or that third parties will not develop similar technologies, we believe it would take substantial time and resources to independently develop such technologies.

For our commercial and structural operations, we hold 17 issued patents and nine pending patents in the United States and nine issued and 27 pending patents in foreign jurisdictions that relate to our FRP strengthening business operated through our Fyfe and Fibrwrap subsidiaries.

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

The process of utilizing HDPE liners is one of the more prevalent methods to protect pipelines servicing the energy and mining industries.  United Pipeline Systems is recognized worldwide as a leader in the HDPE market, having provided HDPE solutions on six continents.   And, because of relatively high barriers to entry, due to necessary technological capabilities, United Pipeline Systems tends to only compete with a small number of specialty firms globally, nationally and regionally.  Through our focused efforts on expanding our services worldwide, United Pipeline Systems enjoys significant name recognition and substantial market share in this industry in the key energy and mining regions of the world.  We expect our recent joint ventures, UPS-Aptec Limited and WCU, to further strengthen our position as a worldwide leader in the HDPE market.

Corrpro operates in the highly-competitive field of cathodic protection for corrosion control.  While this market is highly competitive, because there are relatively few barriers to entry, Corrpro is the recognized market leader in North America in this field. Competitors include a limited number of large firms, which provide services nationally, and in some instances, globally, although more prevalent are a number of small- and medium-sized firms with a more limited portfolio of products and services, which are only provided on a regional or local level.  Corrpro’s competitive advantage is its broad depth of high-quality cathodic protection offerings, including its cost effective engineering, pipeline integrity construction and coating services, which are provided to customers worldwide.   With the recent acquisition of Hockway and the creation of our new joint ventures, WCU and Corrpower, we are expanding our position as the leader in cathodic protection.

In the trenchless sewer rehabilitation market, the CIPP process is the preferred method.  Because relatively few significant barriers to entry exist in this market, any organization with adequate financial resources and access to technical expertise may become a competitor. As such, there are numerous companies with which we compete. Worldwide, we compete with numerous smaller firms on local or regional levels and with several larger firms on the global and national levels. Despite the number of competitors, Insituform, as the worldwide pioneer of this technology, has maintained its role as the global market leader, both in the United States and abroad.

In water rehabilitation, dig and replace is still the preferred method for the majority of customers. Currently, CIPP is utilized in less than five percent of water pipeline rehabilitation jobs in the United States. Because this is a much more specialized field, with more barriers to entry, including strict government mandates, we compete primarily with a handful of global and national specialty contractors.

In our Commercial and Structural segment, the FRP process competes against traditional methods of structural retrofitting, but is gaining rapid acceptance in the construction and retrofitting industry. Fibrwrap Construction has been performing successful installations of FRP systems for 24 years. With its proprietary technologies relating to both products and application, Fyfe Co. is a leader in the FRP market and Fibrwrap Construction is one of the most experienced installers of the FRP system and has a well established reputation.  In this field, there are significant barriers to entry, including testing requirements, experience, intellectual property and certifications.  Fyfe has teamed with a number of universities around the world to conduct extensive product testing.  In addition, Fyfe has dedicated significant resources to obtaining technical market acceptance of its proprietary products.  As a result, Fyfe has received a number of certifications, including NSF certification for its Tyfo® Fibrwrap® system, International Code Council- Evaluation Service (ICC-ES) PMG-1040 product certification and 2006 IBC compliance for its Tyfo® pipe system for pipe strengthening and an ICC-ES Evaluation Report (ESR-2103), indicating compliance with ICC-AC125 guidelines for FRP strengthening.  Because of the significant barriers to entry, Fyfe Co. and Fibrwrap Construction tend to compete with a small number of companies on a regional or national level, most of which do not provide the full spectrum of services provided by Fyfe Co. and Fibrwrap Construction.

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

Employees

As of December 31, 2012, we had approximately 3,400 employees. Certain of our subsidiaries are parties to collective bargaining agreements covering an aggregate of approximately 200 employees. We generally consider our relations with our employees and unions to be good.

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

The use of both thermoplastics and thermosetting resin materials in contact with drinking water is strictly regulated in most countries. In the United States, a consortium led by NSF International, under arrangements with the United States Environmental Protection Agency (“EPA”), establishes minimum requirements for the control of potential human health effects from substances added indirectly to water via contact with treatment, storage, transmission and distribution system components, by defining the maximum permissible concentration of materials that may be leached from such components into drinking water, and methods for testing them. Our lining and coating products for drinking water use are NSF/ANSI Standard 61 compliant, including Fyfe’s entire Tyfo® Fibwrap® system and Insituform’s full range of water pipe lining products. In addition, United Pipeline Systems’ HDPE TiteLiner® system is certified to NSF/ANSI Standard 61. Corrpro’s corrosion control products are NSF/ANSI 61 classified for drinking water systems and its cathodic protection solutions for water storage tanks and water treatment units are compliant with AWWA Standard D104 and NACE recommended practices. NSF assumes no liability for use of any products, and NSF’s arrangements with the EPA do not constitute the EPA’s endorsement of NSF, NSF’s policies or its standards. Dedicated equipment is needed in connection with use of these products in drinking water applications.

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

Our businesses face significant competition in the industries in which they operate.

Many of our products and services face direct competition from companies offering similar products or services. Competition places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets.  However, we believe our diversification strategy of entering and expanding our offerings in high return markets and our focus on improved efficiencies is the key to maintaining our significant market share and strong growth rates in these markets.  If we are unable to realize our objectives, we could lose market share to our competitors and experience an overall reduction in our profits.

In our energy and mining operations, we compete primarily with a small number of global and national companies in the pipe coating industry, with specialty firms in the pipeline protection industry, and a limited number of large firms globally and a large number of smaller firms regionally in the cathodic protection industry. In addition, customers can select a variety of methods to meet their pipe installation, rehabilitation, coating and cathodic protection needs, including methods that we do not offer.   However, because of the breadth of high quality products and services we offer, we maintain a significant market presence and enjoy brand-name recognition worldwide in each of these fields.

In the water and wastewater rehabilitation markets, we face competition from companies providing similar products and services as well as companies providing other methods of rehabilitation that we do not offer, including traditional dig-and-replace, which is still the preferred method in the water rehabilitation market.  In the trenchless wastewater rehabilitation market, CIPP is the preferred method. In the trenchless wastewater market, few significant barriers to entry exist and, as a result, any organization that has the financial resources and access to technical expertise and bonding may become a competitor. Although we compete with many smaller firms on a local or regional level, and with several larger firms on the global and national levels, we have been able to maintain our presence as the global leader in this field.   In water rehabilitation, there are more significant barriers to entry, since it is strictly regulated.  In this market, we compete with a smaller number of specialty contractors around the world.

In our Commercial and Structural segment, the FRP process competes against traditional methods of structural retrofitting, but is gaining rapid acceptance in the construction and retrofitting industry. Fibrwrap has been performing successful installations of FRP systems for 24 years. In the FRP field, together Fyfe and Fibrwrap are one of the only companies offering manufacturing, engineering and technical expertise, as well extensive installation experience. Given there are significant barriers to entry, including testing requirements, experience, intellectual property and certifications, in manufacturing we only compete with a handful of FRP suppliers and in installation, we compete with a minimal number of FRP installers. If any of our competitors were to become fully-integrated like us or if new entrants in the market were to develop strong installation and manufacturing expertise this could adversely impact our ability to grow revenues in this market.

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

 In addition, we use a multi-level sales force structured around target markets and key accounts, focusing on marketing our products and services to engineers, consultants, administrators, technical staff and elected officials. We are dependent on our personnel to continue to develop improvements to our proprietary processes, including materials used and the methods of manufacturing, installing, strengthening, coating and cathodic protection and we require quality field personnel to effectively and profitably perform our work. Our success in attracting and retaining qualified personnel is dependent on the resources available in individual geographic areas and the impact on the labor supply of general economic conditions, as well as our ability to provide a competitive compensation package and work environment. Our failure to attract, train, integrate, engage and retain qualified personnel could have a significant effect on our financial condition and results of operations.

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

The growth and success of our business will depend to a great extent on our ability to integrate the operations of businesses that we have recently acquired as well as those that we may acquire in the future. We have made various acquisitions and entered into joint venture arrangements in order to expand our product portfolio and geographic reach. We may in the future pursue other strategic acquisitions and joint ventures to further expand our product offerings and capabilities or complement these businesses. Any acquisition that we make will be accompanied by the risks commonly encountered in acquisitions of businesses and formation of new business relationships. The process of integrating different organizational cultures, business practices, information systems, business philosophies and management strategies as well as products or technologies may create unforeseen operating difficulties and expenditures. We may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise. We may also have difficulty in managing and controlling businesses that are geographically distant from our corporate offices. The process of integrating acquired businesses and managing strategic alliances may also result in a diversion of management’s attention and cause an interruption of, or loss of momentum in, our activities. We may assume unknown liabilities that could have a material adverse effect on our business, financial condition and results of operations. As a result of these risks, the anticipated benefits of these acquisitions may not be fully realized, if at all, and the acquisitions could have a material adverse effect on our business, financial condition and results of operations.

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

Our backlog, which at December 31, 2012 was approximately $536.2 million, is subject to unexpected adjustments and cancellation. The revenues projected in this backlog may not be realized or, if realized, may not result in profits. We may be unable to complete some projects included in our backlog in the estimated time and, as a result, such projects could remain in backlog for extended periods of time. To the extent that we experience project cancellation or scope adjustments, we could face a reduction in the dollar amount of our backlog and the revenues that we actually receive from such backlog.

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

We employ the percentage-of-completion method of accounting for our construction projects. This methodology recognizes revenues and profits over the life of a project based on costs incurred to date compared to total estimated project costs. Revisions to revenues and profits are made once amounts are known and can be reasonably estimated. Given the uncertainties associated with some of our contracts, it is possible for actual costs to vary from estimates previously made. Revisions to estimates could result in the reversal of revenues and gross profit previously recognized. For the year ended December 31, 2012, approximately 75% of our revenues were derived from percentage-of-completion accounting.

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

Federal and state legislative and regulatory initiatives as well as governmental reviews relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays that could adversely affect our Energy and Mining customers.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays in the production of oil and natural gas, including from the developing shale plays. Our Energy and Mining segment services oil and gas companies in the shale plays and we foresee strong market opportunities here.  A decline in drilling of new wells and related servicing activities caused by these initiatives could adversely affect our financial position, results of operations and cash flows.

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

The mining, oil and natural gas industries have historically experienced periodic downturns, which have been characterized by diminished demand for our oil field and mining pipeline protection products and services and downward pressure on the prices we charge. A significant downturn in the mining, oil and/or natural gas industries could result in a reduction in demand for oil field services and could adversely affect our operating results.

Our operations could be adversely impacted by the continuing effects from the U.S. government regulations on offshore drilling projects.

In response to the Deepwater Horizon incident in the U.S. Gulf of Mexico in April 2010, the U.S. government implemented various new regulations intended to improve offshore drilling safety and environmental protection and increase liability for oil spills in the federal waters of the outer continental shelf. These new regulations increased the complexity of the drilling permit process and have delayed the receipt of drilling permits in both deepwater and shallow-water areas since the incident.

While there has been an increase in the number of drilling permits issued, and drilling activity is recovering, we cannot predict what the continuing effects from the U.S. government regulations on offshore deepwater drilling projects may have on offshore oil and gas exploration and development activity, or what actions may be taken by our customers in our Energy and Mining segment or other industry participants in response to these regulations. This could reduce demand for our services, which could have an adverse impact on certain aspects of our business.

Operational disruptions caused by political instability and conflict in the Middle East could adversely impact our current operations and plans of expansion in the Middle East.

Our Energy and Mining segment currently operates in the Middle East and continues to focus efforts on accelerating expansion into the Middle East. Political and social unrest in the Middle East, as well as the potential for catastrophic events such as abrupt political change, terrorist acts and conflicts or wars may cause damage or disruption to the economy, financial markets and our current and prospective customers in the Middle East.

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

We maintain significant international operations, including operations in Canada, Europe, Asia-Pacific, Australia, the Middle East, South America and Latin America. For the years ended December 31, 2012, 2011 and 2010, approximately 41.6%, 41.2% and 33.9%, respectively, of our revenues were derived from international operations. We expect a significant portion of our revenues and profits to come from international operations and joint ventures for the foreseeable future and to continue to grow over time.

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

Global financial and credit markets have been, and continue to be, unstable and unpredictable. Worldwide economic conditions have been weak and may deteriorate further. For example, the credit issues in the European Union as a result of the sovereign debt crisis and other factors have affected economies worldwide. The instability of the markets and weakness of the economy could continue to affect the demand for our services, the financial strength of our customers and suppliers, their ability or willingness to do business with us, our willingness to do business with them, and/or our suppliers’ and customers’ ability to fulfill their obligations to us and/or the ability of us, our customers or our suppliers to obtain credit. These factors could adversely affect our operations, earnings and financial condition.

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

Our Water and Wastewater Rehabilitation revenues are substantially dependent on municipal government spending.

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

The economic climate has resulted in tighter credit markets, which has adversely affected our customers’ ability to secure the financing necessary to proceed or continue with pipe or other infrastructure installation, rehabilitation, strengthening, coating and cathodic protection projects. Our customers’ or potential customers’ inability to secure financing for projects could result in the delay, cancellation or downsizing of new projects or the suspension of projects already under contract, which could cause a decline in the demand for our services and negatively impact our revenues and earnings.

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

We are likely to be impacted by weather extremes, such as excessive rain or hurricanes, typhoons, snow and ice or frigid temperatures, which may cause temporary, short-term anomalies in our operational performance in certain localized geographic regions. Our Water and Wastewater Rehabilitation segments are particularly sensitive to weather extremes. Delays and other weather impacts could adversely affect our ability to meet project deadlines and may increase a project’s cost and decrease its profitability.

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

On August 31, 2011, we entered into a $500.0 million credit facility with a lending syndicate headed by Bank of America, N.A. and J.P. Morgan Chase Bank N.A., which expires on August 31, 2016. The credit facility consists of a $250.0 million revolving line of credit and a $250.0 million term loan, each with a maturity date of August 31, 2016. At December 31, 2012, $218.8 million of the term loan was outstanding and we had $22.4 million in letters of credit issued and outstanding. Our credit facility contains certain restrictive covenants, which restrict our ability to, among other things, incur additional indebtedness, incur certain liens on our assets or sell assets, make investments and make other restricted payments. Our credit facility also requires us to maintain specified financial ratios under certain conditions and satisfy financial condition tests. Our ability to meet those financial ratios and tests and otherwise comply with our financial covenants may be affected by the factors described in this “Risk Factors” section of this report and other factors outside our control, and we may not be able to continue to meet those ratios, tests and covenants. Our ability to generate sufficient cash from operations to meet our debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. A breach of any of these covenants, ratios, tests or restrictions, as applicable, or any inability to pay interest on, or principal of, our outstanding debt as it becomes due could result in an event of default. Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable.

At December 31, 2012, we were in compliance with all of our debt covenants as required under the facility. If we are unable to comply with the restrictive covenants in the future, we would be required to obtain amendments or waivers from our lenders or secure another source of financing. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis. In addition, these restrictive covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities.

As a holding company, Aegion depends on its operating subsidiaries to meet its financial obligations.

With the Corporate Reorganization, our parent company is now a holding company with no significant operating assets. Our subsidiaries conduct all of our operations and own substantially all of our assets. Our cash flow and our ability to meet our obligations depends on the cash flow of our subsidiaries. In addition, the payments of funds in the form of dividends, intercompany payments, tax sharing payments and other forms may be subject to restrictions under the laws of the states and countries in which we operate.

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

The exercise of a third-party call option for purchase of Bayou Coating could result in a significant financial write down.

We hold a forty-nine percent (49%) equity interest in Bayou Coating, LLC, while Stupp Brothers, Inc. (“Stupp”) holds the other fifty-one percent (51%) equity interest. The call option provides Stupp the option to acquire, solely in the month of January in each calendar year thereafter starting in January 2014, (i) the assets of Bayou Coating at book value as of the end of the prior fiscal year or (ii) the equity interest of Bayou Coating at forty-nine percent (49%) of the book value of Bayou Coating as of the end of the prior fiscal year, with such book value to be determined on the basis of Bayou Coating’s federal information tax return for such year. At this point, we do not have any indication of Stupp’s intent to exercise the call option.

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

Sales of substantial numbers of additional shares of our common stock or any shares of our preferred stock, including sales of shares in connection with any future acquisitions, or the perception that such sales could occur, may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy obligations upon exercise of outstanding warrants or options or for other reasons. Our certificate of incorporation provides that we have authority to issue 125,000,000 shares of common stock. As of December 31, 2012, 38,952,561 shares of common stock were issued and outstanding.

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

Our wholly-owned subsidiary, United Pipeline Systems, owns an office and shop facility in Durango, Colorado.  In addition, our wholly-owned Canadian subsidiary, United Pipeline Systems Limited, owns an operating facility in Edmonton, Alberta, Canada used by Insituform Technologies Limited (“ITL”) and United Pipeline Systems Limited for office space and manufacturing.

We own our executive offices located in Chesterfield, Missouri, a suburb of St. Louis, at 17988 Edison Avenue. We also own our research and development and training facilities in Chesterfield.

We own a liner manufacturing facility and a contiguous felt manufacturing facility in Batesville, Mississippi. Insituform Linings, our United Kingdom manufacturing company, owns certain premises in Wellingborough, United Kingdom, where its felt liner manufacturing facility is located and leases a facility for its glass liner manufacturing.

Fyfe Co., our wholly-owned subsidiary, leases a manufacturing facility in San Diego, California and Fibrwrap Construction Services, our wholly-owned subsidiary, leases an office and warehouse space in Ontario, California.

We own or lease various operational facilities in the United States, Canada, Europe, Latin America, South America, Asia-Pacific, Australia and the Middle East and the foregoing facilities are regarded by management as adequate for the current requirements of our business.

Item 3. Legal Proceedings.

We are involved in certain actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such actions, individually and in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosure.

None.

Item 4A. Executive Officers of the Registrant.

Our executive officers, and their respective ages and positions with us, are as follows:

J. Joseph Burgess	54	President and Chief Executive Officer
David F. Morris	51	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
David A. Martin	45	Senior Vice President and Chief Financial Officer
Brian J. Clarke	53	Senior Vice President – Business Integration
Kenneth L. Young	61	Vice President and Treasurer
Laura M. Villa	43	Vice President – Human Resources

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

David A. Martin serves as our Senior Vice President and Chief Financial Officer. Mr. Martin served as our Vice President and Chief Financial Officer from August 2007 through April 2009, at which time he was promoted to Senior Vice President. Previously, he was Vice President and Corporate Controller and finance director of our European operations. Mr. Martin joined our Company in 1993 from the accounting firm of BDO Seidman, LLP, where he was a senior accountant.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares, $.01 par value, are traded on The Nasdaq Global Select Market under the symbol “AEGN”. The following table sets forth the range of quarterly high and low sales prices for the years ended December 31, 2012 and 2011, as reported on The Nasdaq Global Select Market. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

Period	High	Low

2012
First Quarter	$20.25	$15.75
Second Quarter	18.50	14.49
Third Quarter	22.00	16.96
Fourth Quarter	22.39	17.32

2011
First Quarter	$30.00	$24.00
Second Quarter	27.16	18.10
Third Quarter	22.86	11.39
Fourth Quarter	16.53	10.45

During the quarter ended December 31, 2012, we did not offer any equity securities that were not registered under the Securities Act of 1933, as amended. As of February 19, 2013, the number of holders of record of our common stock was 539.

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

The following table provides information as of December 31, 2012 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,875,707	$19.33	1,127,495
Equity compensation plans not approved by security holders (2)	221,489	14.55	–
Total	2,097,196	$18.82	1,127,495

(1)
The number of securities to be issued upon exercise of granted/awarded options, warrants and rights includes 1,098,412 stock options, 595,777 stock awards and 181,518 deferred and restricted stock units outstanding at December 31, 2012.

(2)
On April 14, 2008, we granted J. Joseph Burgess 118,397 non-qualified stock options, a performance-based award of 52,784 shares of restricted stock and a one-time award of 103,092 shares of restricted stock in connection with his appointment as our President and Chief Executive Officer. These awards were issued as “inducement grants” under the rules of the Nasdaq Global Select Market and, as such, were not issued pursuant to our 2009 Employee Equity Incentive Plan. At December 31, 2012, 118,397 stock options and 103,092 shares of restricted stock were outstanding pursuant to these awards.

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases made by us of our common stock during the year ended December 31, 2012, pursuant to share repurchase programs approved by our Board of Directors.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2012 (1)	310,035	$16.13	310,035	—
March 2012 (2)	56,991	18.12	—	—
April 2012 (2)	1,702	17.31	—	—
May 2012 (2)	10,731	18.43	—	—
June 2012 (2)	213	17.89	—	—
July 2012 (2)	4,726	18.02	—	—
August 2012 (2)	490	19.52	—	—
October 2012 (2)	843	17.62	—	—
November 2012 (3)	268,400	18.29	268,400	90,347
December 2012 (2)(3)(4)	50,866	20.16	4,390	5,000,000
Total	704,997	$17.46	582,825	$5,000,000

(1)
This share repurchase program was publicly announced on October 10, 2011. Our board of directors approved the repurchase of up to $10.0 million of our common stock. The authorization allowed us to purchase up to $5.0 million of our common stock during the fourth quarter of 2011 and up to $5.0 million of our common stock during 2012. We engaged Merrill Lynch, Pierce, Fenner & Smith as our exclusive broker to execute the stock purchase program under a trading plan that was established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. We completed all of the program’s authorized repurchases for 2012 during January 2012. Once repurchased, we immediately retired the shares.

(2)
In connection with approval of our Credit Facility, our board of directors approved the purchase of up to $5.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The total number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees and directors, totaling 122,172 shares for the year. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock vested or the stock option was exercised. Once repurchased, we immediately retired the shares.

(3)
This share repurchase program was publicly announced on November 2, 2012. Our board of directors approved the repurchase of up to $5.0 million of our common stock during the fourth quarter of 2012. We engaged Merrill Lynch, Pierce, Fenner & Smith as our exclusive broker to execute the stock repurchase program under a trading plan that was established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. We completed all of the program’s authorized repurchases in November and December 2012. Once repurchased, we immediately retired the shares.

(4)	During the fourth quarter of 2012, our board of directors approved the repurchase of up to $5.0 million of our common stock in 2013.

Performance Graph

The following performance graph compares the total stockholder return on our common stock to the S&P 500 Index and a selected peer group index for the past five years. In early 2012, we changed our peer group index, which is comprised of the following companies (collectively, the “New Peer Group”):

•	Michael Baker Corporation
•	Layne Christensen Company
•	Granite Construction, Inc.
•	MasTec, Inc.
•	MYR Group, Inc.
•	Primoris Services Corporation
•	Robins & Meyers
•	Valmont Industries, Inc.
•	Sterling Construction Company, Inc.
•	Dycom Industries, Inc.
•	Kennametal, Inc.
•	LB Foster Company
•	Tetra Tech, Inc.
•	Matrix Service Company
•	Dril-Quip, Inc.
•	Team, Inc.
•	Willbros Group, Inc.

This change in composite was made in order to establish a peer group that we believed more closely identified with our businesses and industries and provided a better comparison of returns. The compensation committee of our board of directors also reviews data for this peer group in establishing the compensation of our executive officers.

For the year ended December 31, 2011, the composite group index used for the comparison was comprised of the following companies (collectively, the “Old Peer Group”):

•	Michael Baker Corporation
•	Layne Christensen Company
•	Granite Construction, Inc.
•	MasTec, Inc.
•	ENGlobal Corporation
•	Sterling Construction Company, Inc.
•	Dycom Industries, Inc.
•	Kennametal, Inc.
•	Global Industries, Ltd.
•	Tetra Tech, Inc.
•	Matrix Service Company
•	Dril-Quip, Inc.
•	Team, Inc.
•	Willbros Group, Inc.

The graph assumes that $100 was invested in our common stock and each index on December 31, 2007 and that all dividends, if any, were reinvested.

Comparison of Five-Year Cumulative Return

	2007	2008	2009	2010	2011	2012
Aegion Corporation	$100.00	$133.03	$153.51	$179.13	$103.65	$149.92
S&P 500 Total Returns	100.00	63.01	79.67	91.68	93.62	108.60
Old Peer Group	100.00	63.83	78.00	91.04	82.64	98.12
New Peer Group	100.00	63.53	79.55	94.44	91.42	113.10

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

	Years Ended December 31,
	2012(1)(2)	2011(3)(4)	2010	2009(5)(6)	2008
	(In thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenues	$1,027,963	$938,585	$914,975	$726,866	$536,664
Operating income	79,122	44,537	87,035	49,117	33,882
Income from continuing operations (7)	52,661	26,547	60,562	30,241	24,076
Loss from discontinued operations	—	—	(100)	(4,070)	(2,436)
Net income (7)	52,661	26,547	60,462	26,171	21,640
Basic earnings (loss) per share:
Income from continuing operations (7)	1.34	0.67	1.55	0.81	0.87
Loss from discontinued operations	—	—	(0.01)	(0.11)	(0.09)
Net income (7)	1.34	0.67	1.54	0.70	0.78
Diluted earnings (loss) per share:
Income from continuing operations (7)	1.33	0.67	1.54	0.81	0.86
Loss from discontinued operations	—	—	(0.01)	(0.11)	(0.09)
Net income (7)	1.33	0.67	1.53	0.70	0.77

BALANCE SHEET DATA:
Cash and cash equivalents	$133,676	$106,129	$114,829	$106,064	$99,321
Working capital, net of cash	202,469	219,137	178,262	125,088	115,681
Current assets	560,661	517,985	466,586	405,006	324,672
Property, plant and equipment, net	185,966	168,945	164,486	150,896	72,210
Total assets	1,217,894	1,124,964	933,310	866,583	553,529
Current maturities of long-term debt and notes payable	33,775	26,541	13,028	12,742	938
Long-term debt, less current maturities	221,848	222,868	91,715	101,500	65,000
Total liabilities	501,774	475,975	306,603	312,772	178,317
Total stockholders’ equity	699,316	640,732	617,332	548,341	372,200

(1)	2012 results include expenses of $3.1 million related to our acquisitions of Fyfe LA and Fyfe Asia.
(2)	2012 results include amounts from our acquisitions of Fyfe LA and Fyfe Asia from their acquisition dates of January 4, 2012 and April 5, 2012, respectively
(3)
2011 results include expenses of $6.4 million related to the acquisitions of CRTS, Hockway and Fyfe NA and Fyfe LA, $2.2 million related to a company-wide restructuring program initiated in the third quarter of 2011 and $6.8 million recorded in the third quarter of 2011 in connection with the redemption of our Senior Notes due 2013 and our write-off of unamortized debt issuance costs from our prior credit facility.

(4)	2011 results include amounts from our acquisitions of CRTS, Hockway, Fyfe NA from their acquisition dates of June 30, 2011, August 2, 2011 and August 31, 2011, respectively.
(5)
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

(6)	2009 results include amounts from our acquisitions of Bayou and Corrpro from their acquisition dates of February 20, 2009 and March 31, 2009, respectively.
(7)	All periods presented include amounts attributable to Aegion Corporation.

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

We are organized into five reportable segments: Energy and Mining, North American Water and Wastewater, European Water and Wastewater, Asia-Pacific Water and Wastewater and Commercial and Structural. We regularly review and evaluate our reportable segments. Market changes between the segments are typically independent of each other, unless a macroeconomic event affects the water and wastewater rehabilitation markets, the oil, mining and gas markets and the commercial and structural markets concurrently. These changes exist for a variety of reasons, including, but not limited to, local economic conditions, weather-related issues and levels of government funding.

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

Results of Operations

2012 Compared to 2011

(dollars in thousands)			Increase (Decrease)
	2012	2011	$	%
Revenues	$1,027,963	$938,585	$89,378	9.5%
Gross profit	243,109	203,124	39,985	19.7
Gross profit margin	23.6%	21.6%	n/a	200	bp
Operating expenses	170,882	151,764	19,118	12.6
Reversal of earnout	(10,019)	(1,700)	(8,319)	(489.4)
Acquisition-related expenses	3,124	6,372	(3,248)	(51.0)
Restructuring charges	—	2,151	(2,151)	n/m
Operating income	79,122	44,537	34,585	77.7
Operating margin	7.7%	4.7%	n/a	300	bp
Net income	52,661	26,547	26,114	98.4

Consolidated net income increased by $26.1 million, or 98.4%, to $52.7 million in 2012 compared to $26.6 million in 2011. The increase was primarily the result of a $22.3 million, or 63.7%, improvement in our Energy and Mining operating income due to growth in our coating and cathodic protection operations. Additionally, our North American Water and Wastewater segment increased operating income by $15.3 million, or 226.8%, from improved project management and the steps we took during the second half of 2011 to improve efficiencies. Also contributing to the increase in net income was a $3.2 million decrease in acquisition-related expenses in 2012 along with the absence of $2.2 million of restructuring and $6.8 million of debt restructuring costs.

During 2012, our financial results included a full year of contributions from Fyfe NA, 362 days of contributions from Fyfe LA, 270 days of contributions from Fyfe Asia, and the results of our 2011 acquisitions of CRTS and Hockway. These acquisitions contributed $14.4 million in operating income during the year ended December 31, 2012, compared to an operating loss of $0.9 million in the year ended December 31, 2011. The year ended December 31, 2012 included reversals of $8.2 million, $1.5 million and $0.3 million of the earnouts related to CRTS, Hockway and Fyfe LA, respectively, due to the current year results being below the stated threshold amounts within the respective purchase agreements. The largest earnout reversal was with CRTS from a reduction in scope of the Wasit project and multiple scheduling delays to the first half of 2013, a delay of ten months from the originally expected commencement date. Additionally, 2011 included acquisition-related costs of $6.4 million, restructuring costs associated with a reduction in workforce of $2.2 million, reversal of $1.7 million of the earnout related to the 2009 acquisition of Bayou and expenses associated with an expanded credit facility, which included a $5.7 million make-whole payment for the redemption of our outstanding Senior Notes and a $1.1 million write-off of unamortized debt issuance costs.

 Revenues during 2012 increased by $89.4 million, or 9.5%, from significant growth in our Energy and Mining segment where revenues increased 21.2% primarily due to our industrial linings operations in North America and internationally. The 2012 revenue also included $77.2 million of additional revenue from a full year of operations from our 2011 acquisitions of CRTS, Hockway and Fyfe NA and our 2012 acquisitions of Fyfe LA and Fyfe Asia. These increases were partially offset by a $59.9 million, or 12.3%, decline in revenues across all of our Water and Wastewater operations. Gross profit margin increased 200 basis points because of the recovery in our North American Water and Wastewater segment primarily as a result of improved project management and due to strong margin performance from our North American operations of Fyfe.

Consolidated operating expenses increased $19.1 million, or 12.6%, in 2012 compared to 2011. The increase was primarily related to our recent acquisitions and increased costs to support the global growth of our Energy and Mining segment. Our Water and Wastewater segment’s operating expenses declined due to continued cost containment efforts and organizational improvements that were implemented in the second half of 2011.

Total contract backlog was a record $536.2 million at December 31, 2012 compared to $464.2 million at December 31, 2011. The December 31, 2012 levels include $36.6 million of backlog from our 2012 acquisitions of Fyfe Asia and Fyfe LA. Our North American Water and Wastewater segment increased backlog by $55.0 million, or 42.3%, year over year from increased market activity and several large project wins during 2012.

2011 Compared to 2010

(dollars in thousands)			Increase (Decrease)
	2011	2010	$	%
Revenues	$938,585	$914,975	$23,610	2.6%
Gross profit	203,124	229,580	(26,456)	(11.5)
Gross profit margin	21.6%	25.1%	n/a	(350	) bp
Operating expenses	151,764	144,245	7,519	5.2
Reversal of earnout	(1,700)	(1,700)	—	—
Acquisition-related expenses	6,372	—	6,372	n/m
Restructuring charges	2,151	—	2,151	n/m
Operating Income	44,537	87,035	(42,498)	(48.8)
Operating margin	4.7%	9.5%	n/a	(480	) bp
Income from continuing operations	26,547	60,562	(34,015)	(56.2)

Consolidated net income from continuing operations was $34.0 million, or 56.2%, lower in 2011 than in 2010. The decline was primarily due to performance issues and project delays in our North American Water and Wastewater business experienced throughout most of the year. Our North American Water and Wastewater business experienced challenging market conditions, including a product mix shift to lower margin small diameter pipes, smaller projects and other market challenges in project bids and releases. Additionally, our Energy and Mining segment experienced a lull in large-diameter pipe coating projects. Also contributing to the decline in income from continuing operations were acquisition related costs of $6.4 million ($4.7 million, net of tax), restructuring costs associated with a reduction in force of $2.2 million ($1.5 million, net of tax) and expenses associated with an expanded credit facility, which included a $5.7 million ($3.4 million, net of tax) make whole payment for the redemption of our outstanding Senior Notes and $1.1 million ($0.7 million, net of tax) write-off of unamortized debt issuance costs.

 Revenues during 2011 increased by $23.6 million, or 2.6%, primarily due to the inclusion of revenues from our recent acquisitions of CRTS, Hockway and Fyfe NA and international revenue growth in our industrial linings operations. These growth areas were partially offset by downturns in our North American Water and Wastewater business, as well as our pipe coating operations in the United States. Gross margins in 2011 were lower than the margins achieved in 2010 primarily due to lower gross margins achieved by our North American Water and Wastewater segment due to delays in project bids and releases causing lower volume and other performance issues principally in the western and eastern regions of the United States. In addition, in 2011 there were a larger percentage of small diameter pipe projects putting pressure on project management and margins. Gross margin rates achieved by our Energy and Mining segment were lower than the prior year due to a change in the geographic mix of our industrial linings operations, which performed more work internationally, where margins are historically lower than North America and a change in the product mix in our coating operations to smaller diameter.

Consolidated operating expenses increased $7.5 million, or 5.2%, in 2011 compared to 2010. The increase was primarily related to our recent acquisitions and increased costs to support the global growth of our Energy and Mining segment. These increases were partially offset by continued focus on operational efficiencies and cost containment efforts throughout the organization, specifically our North American Water and Wastewater segment.

Total contract backlog was $464.2 million at December 31, 2011 compared to $408.7 million at December 31, 2010. The December 31, 2011 level includes $63.9 million of backlog from our 2011 acquisitions of CRTS, Fyfe NA and Hockway. Additionally, through our United Pipeline Systems joint venture, we were awarded a $67.3 million dollar project in Morocco during the fourth quarter of 2011, which is the largest contract ever awarded to our Energy and Mining segment.

Segment Results

Energy and Mining Segment

(dollars in thousands)	Years Ended December 31,		2012 vs. 2011 Increase (Decrease)			Year Ended December 31,	2011 vs. 2010 Increase (Decrease)
	2012	2011	$	%		2010	$	%
Revenues	$525,107	$433,230	$91,877	21.2%		$382,246	$50,984	13.3%
Gross profit	126,960	109,753	17,207	15.7		105,309	4,444	4.2
Gross profit margin	24.2%	25.3%	n/a	(110	) bp	27.6%	n/a	(230	) bp
Operating expenses	79,301	72,982	6,319	8.7		65,888	7,094	10.8
Reversal of earnout	(9,654)	(1,700)	(7,954)	(467.9)		(1,700)	—	—
Acquisition-related expenses	—	2,682	(2,682)	n/m		—	2,682	n/m
Restructuring charges	—	778	(778)	n/m		—	778	n/m
Operating income	57,313	35,011	22,302	63.7		41,121	(6,110)	(14.9)
Operating margin	10.9%	8.1%	n/a	280	bp	10.8%	n/a	(270	) bp

Revenues

Revenues in our Energy and Mining segment increased by $91.9 million, or 21.2%, to $525.1 million in 2012 compared to $433.2 million in 2011. During 2012, all operations of this segment increased revenue over the prior year, led by a $40.1 million, or 33.0%, increase in our industrial linings operation. The industrial linings operation recorded record revenue levels, primarily due to the Moroccan project and continued global expansion. Our cathodic protection operation increased revenues $18.7 million, or 9.2%, from a more robust sales market. Finally, our coating and robotic coating operations increased revenues $32.6 million, or 30.6%, because of increased larger project work and concrete coating jobs as well as a full year of operations from our robotic coating operation.  Our Energy and Mining segment is active in six primary geographic regions: the United States, Canada, Mexico, South America, the Middle East and Europe, and includes pipeline rehabilitation, pipe coating and design and installation of cathodic protection systems.

Our Energy and Mining segment contract backlog decreased $12.6 million, or 4.9%, to $243.8 million at December 31, 2012 compared to December 31, 2011 because of record revenue levels in our industrial linings operations as we executed a significant portion of the Morocco project and continued global expansion. The industrial linings business nearly offset the backlog burn from the Morocco project with strong backlog growth both domestically and in the Middle East. The overall Energy and Mining decrease was partially offset by increased backlog levels in our cathodic protection operations. Our industrial linings operations had record revenue levels due primarily to the large project in Morocco.

We anticipate healthy global markets will lead to expansion within existing geographies for our corrosion engineering and industrial lining platforms as well as new geographies, specifically, in Asia and the Middle East. We continue to believe that continued strong commodity prices coupled with ever increasing demand for maintenance spending in the sector, more significant opportunities in offshore pipeline development, particularly in the Gulf of Mexico, along with continued growth in our businesses situated in the key infrastructure spend areas of Canada, the Middle East and South America, provide us significant growth opportunities well into the future.

Revenues in our Energy and Mining segment increased by $51.0 million, or 13.3%, to $433.2 million in 2011 compared to $382.2 million in 2010. Revenues for our industrial linings operations increased $52.5 million, or 74.3%, due to strong demand for our services in North America, coupled with $39.1 million in international growth, particularly in Australia, while our cathodic protection operations increased by $18.7 million, or 10.3%, due to growth within our core North American operations, again from strong market activity. Our pipe-coating operations experienced a $28.8 million, or 22.3%, decline in revenues compared to the prior year due to a lull in availability of large-diameter pipe coating projects. The mix of work in the on-shore shale gas pipelines shifted toward smaller diameter projects, where our coating operations face stronger competition from domestic pipe mills with coating capabilities, resulting in a decline in backlog. Our industrial linings operations experienced growth in all of its geographies and expanded its operations with work in the Middle East and Africa during 2011. Additionally, this segment included $6.4 million and $2.1 million of revenues from our recent acquisition of CRTS (June 30, 2011) and Hockway (August 2, 2011), respectively.

Gross Profit and Gross Profit Margin

Our Energy and Mining segment gross profit increased by $17.2 million, or 15.7%, to $127.0 million in 2012 compared to $109.8 million in 2011; however, our gross margins declined by 110 basis points during 2012. Our gross profit increased across all product lines with the largest increases coming from a $5.2 million, or 16.6%, increase in our industrial linings operation and an $8.5 million, or 257.5%, increase from a full year of results in our robotic coating operation. We experienced a 310 basis point margin decline in our industrial linings operations, due to the growth of international markets, which historically have lower margins and a 270 basis point margin decline in our coating operations from a larger mix of more commodity type coating projects.

We believe our Energy and Mining segment is well positioned for strong growth in 2013 due to the anticipated execution of our large robotic project for the offshore Wasit gas field, growth from our cathodic protection operations from increasing capital investments in North America and in new geographies for engineered pipeline integrity systems, higher margin projects for our industrial linings operation and improved pipe coating activity for Bayou. Our industrial linings operation will work to secure higher margin projects during 2013, which should offset the revenue shortfall expected during 2013 from the expected first half of 2013 completion of the $67 million Morocco phosphate lining project.

Our Energy and Mining segment gross profit increased by $4.4 million, or 4.2%, to $109.8 million in 2011 compared to $105.3 million in 2010 primarily due to an $11.9 million gross profit increase in our industrial linings operations from strong commodity pricing and energy demand. Our 2011 results also included $3.7 million of gross profit from our acquisitions of CRTS and Hockway. In our gross profit margin declined to 25.3% compared to 27.6% in 2010, due to a change in the geographic mix of our industrial linings operations, which performed more work in South America, where margins are historically lower than other regions due to a larger percentage of non-lining work on projects. Additionally, our pipe coating operations experienced an $8.3 million, or 28.3%, decline in gross profit due to a change in the product mix in our coating operations, coupled with fewer large diameter onshore gas pipeline coating projects being performed than the prior year as previously discussed. We also had a number of larger international projects where margins are lower than in our core North American markets.

Operating Expenses

Operating expenses in our Energy and Mining segment increased by $6.3 million, or 8.7%, in 2012 compared to 2011. The primary driver for the increase in operating expenses was additional project management and administrative personnel in the United States and the Middle East to support the significant geographic expansion of this business. Additionally, this segment included $3.2 million and $0.6 million of additional operating expenses from a full year of operations of CRTS and Hockway, respectively. As a percentage of revenues, our Energy and Mining operating expenses were 15.1% for 2012 compared to 16.8% for 2011 due to healthy top line growth and resulting coverage leverage.

Operating expenses in our Energy and Mining segment increased by $7.1 million, or 10.8%, in 2011 compared to 2010. The primary driver behind the increase in operating expenses was a $1.6 million increase in our industrial linings operations to support the organization’s growth, specifically in new international markets primarily due to additional project management and administrative personnel in the United States and the Middle East. Additionally, this segment included $3.6 million and $0.4 million, respectively, in operating expenses from the CRTS and Hockway acquisitions, including $2.5 million of purchase price depreciation and amortization. As a percentage of revenues, our Energy and Mining operating expenses were 16.8% for 2011 and 17.2% for 2010. Additionally, we incurred $2.7 million and $0.8 million of acquisition-related expenses and severance costs during 2011.

Operating Income and Operating Margin

During 2012, we recorded $8.2 million and $1.5 million reversal of the earnouts related to CRTS and Hockway, respectively, because their current year results were below the stated threshold amounts within the respective purchase agreements. In addition, 2011 included $2.7 million of acquisition-related costs, $0.8 million of restructuring costs associated with a reduction in force and a $1.7 million reversal of the earnout related to our 2009 acquisition of Bayou.

Operating income increased $22.3 million, or 63.7%, to $57.3 million in 2012 compared to $35.0 million in 2011. Operating margin was 10.9% in 2012 compared to 8.1% in 2011. The operating income increase during 2012 was due to improved performance across all operations and the earnout reversal recorded for CRTS and Hockway, as previously discussed.

Lower gross margins and higher operating expenses, including acquisition-related and reduction in force expenditures, partially offset by higher revenue, led to a $6.1 million, or 14.9%, decrease in operating income in 2011 compared to 2010. Operating margin decreased to 8.1% in 2011 compared to 10.8% in 2010 due to lower gross margins described earlier.

North American Water and Wastewater Segment

(dollars in thousands)	Years Ended December 31,		2012 vs. 2011 Increase (Decrease)			Year Ended December 31,	2011 vs. 2010 Increase (Decrease)
	2012	2011	$	%		2010	$	%
Revenues	$317,338	$357,507	$(40,169)	(11.2)%		$413,828	$(56,321)	(13.6)%
Gross profit	65,294	55,443	9,851	17.8		93,376	(37,933)	(40.6)
Gross profit margin	20.6%	15.5%	n/a	510	bp	22.6%	n/a	(710	) bp
Operating expenses	43,237	48,191	(4,954)	(10.3)		52,545	(4,354)	(8.3)
Restructuring charges	—	503	(503)	n/m		—	503	n/m
Operating income	22,057	6,749	15,308	226.8		40,831	(34,082)	(83.5)
Operating margin	7.0%	1.9%	n/a	510	bp	9.9%	n/a	(800	) bp

Revenues

Revenues decreased $40.2 million, or 11.2%, in 2012 to $317.3 million in our North American Water and Wastewater segment compared to the prior year. The decline in 2012 was primarily the result of reduced backlog in the first half of 2012, part of which reflects a more selective bid targeting and pricing strategy to support gross margin expansion. The largest decline came from the United States contracting regions, which decreased revenues by $32.7 million, or 11.9%. Third party tube sales increased by $2.1 million, or 12.3%, to $19.2 million in 2012 compared to 2011 as a result of continued efforts to supply the market with our high quality manufactured products.

Contract backlog in our North American Water and Wastewater segment at December 31, 2012 was $185.0 million. This represented a $55.0 million, or 42.3%, increase from backlog at December 31, 2011. The increase in backlog is due to domestic growth, specifically the Eastern region of the United States, which has seen improved market conditions and increased bidding activity during 2012, including our recent $30.4 million win in Baltimore. We anticipate modest growth in the market in 2013 from more stabilized municipal spending for wastewater pipeline rehabilitation.

Revenues decreased $56.3 million, or 13.6%, in 2011 to $357.5 million in our North American Water and Wastewater segment compared to the prior year. Overall, the decrease was primarily due to lower backlog levels and delays in bids and project releases in the Eastern and Western regions of the United States as well as a higher percentage of small diameter pipe projects. Additionally, we were impacted by continuous severe weather during the early part of 2011. The decreases were partially offset by growth in our Canadian operations as well as a $1.8 million increase in third-party tube sales.

Gross Profit and Gross Profit Margin

Gross profit in our North American Water and Wastewater segment increased by 17.8% to $65.3 million in 2012 compared to $55.4 million in 2011. Our North American Water and Wastewater segment experienced a number of performance issues during the first half of 2011, which negatively impacted profitability of the segment. These issues included isolated poor project management in certain regions and failure in the execution of certain projects primarily in our Atlantic region of the United States. During the second half of 2011, we implemented a number of changes in this segment in order to address these performance issues including reducing our crew levels, enhancing our bidding discipline, re-establishing an organizational commitment to quality in execution and changes in senior management of this segment. These actions were implemented with success during 2012, which saw an increase in gross profit of $9.9 million, or 17.8%, despite an 11.2% decline in revenues. Furthermore, gross profit margins increased to 20.6% in 2012 from 15.5% in 2011. The gross margin improvement of 510 basis points was primarily due to improved project execution, improved bidding discipline and the effects of our efforts to improve our project management organizational structure.

Gross profit in our North American Water and Wastewater segment decreased by 40.6% to $55.4 million in 2011 compared to $93.4 million in 2010. Gross profit margins decreased from 22.6% in 2010 to 15.5% in 2011. The decrease was primarily due to the 13.6% decline in revenues and compressed gross margins resulting from project execution issues, magnified by project release delays significantly impacting crew utilization. Our opportunities for new jobs decreased by more than 15% due to the weak economy in the United States, particularly with respect to our municipal customers, as well as the loss of available spending made available through the Federal government’s infrastructure stimulus program, which expired in 2010. Additionally, in 2011, municipalities tendered smaller projects with predominately small diameter scope with lower margins. The small diameter projects are the most competitive portion of our market where our competitors are very aggressive in bidding these projects. These market and competitive pressures lowered our overall margin profile for this segment beginning in the second half of 2010 and persisted throughout 2011.

Operating Expenses

Operating expenses decreased by $5.0 million, or 10.3%, in 2012 compared to 2011 primarily due to a continued focus on operational efficiencies and resource management including the cost reduction initiatives taken in the second half of 2011. Operating expenses, as a percentage of revenues, were 13.6% in 2012 and 13.5% in 2011.

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

Operating Income and Operating Margin

Operating income increased $15.3 million, or 226.8%, to $22.1 million compared to $6.7 million in 2011. The North American Water and Wastewater segment operating margin increased to 7.0% in 2012 compared to 1.9% in 2011 driven by the higher gross profit margin levels previously discussed.

Lower revenue levels and gross margins partially offset by lower operating expenses led to a $34.1 million, or 83.5%, decrease in operating income during 2011 compared to 2010. The North American Water and Wastewater segment operating margin decreased to 1.9% in 2011 compared to 9.9% in 2010 driven by the lower gross profit margin levels previously discussed.

European Water and Wastewater Segment

(dollars in thousands)	Years Ended December 31,		2012 vs. 2011 Increase (Decrease)			Year Ended December 31,	2011 vs. 2010 Increase (Decrease)
	2012	2011	$	%		2010	$	%
Revenues	$72,534	$87,017	$(14,483)	(16.6)%		$74,260	$12,757	17.2%
Gross profit	17,065	22,837	(5,772)	(25.3)		20,606	2,231	10.8
Gross profit margin	23.5%	26.2%	n/a	(270	) bp	27.7%	n/a	(150	) bp
Operating expenses	14,948	16,140	(1,192)	(7.4)		15,593	547	3.5
Restructuring charges	—	697	(697)	n/m		—	697	n/m
Operating income	2,117	6,000	(3,883)	(64.7)		5,013	987	19.7
Operating margin	2.9%	6.9%	n/a	(400	) bp	6.8%	n/a	10	bp

Revenues

Revenues in our European Water and Wastewater segment decreased by $14.5 million, or 16.6%, in 2012 compared to 2011. The decrease was due solely to our contracting operations, which were down $19.1 million, or 24.1%. Revenues in all of our geographies within this segment decreased during the year due to weaker market conditions, with the largest decreases coming from our operations in the United Kingdom and the Netherlands.  Partially offsetting these decreases was an increase in our third party tube sales.

 Contract backlog in this segment was $23.9 million at December 31, 2012. This represented an increase of $3.2 million, or 15.5%, compared to December 31, 2011. Backlog has improved in the United Kingdom as we experienced increased bidding opportunities. Our contract backlog is not reflective of anticipated increases in product sales across Europe, which continues to gain momentum.

Revenues in our European Water and Wastewater segment increased by $12.8 million, or 17.2%, in 2011 compared to 2010. The increase came from growth across all of our contracting regions, except France, with the largest growth coming from our Netherlands operations as well as a $2.1 million, or 38.3%, growth in third-party tube sales.

Gross Profit and Gross Profit Margin

Gross profit decreased by $5.8 million, or 25.3%, to $17.1 million in 2012 compared to $22.8 million in 2011 primarily due to the 16.6% decline in revenues. In addition, weak economic conditions in Spain and re-work costs on an isolated project in the United Kingdom contributed to the 270 basis point decrease in gross margin in 2012 compared to 2011. These decreases were partially offset by improved margins in the Netherlands and increased third party tube sales.

While, we anticipate challenging market conditions to continue into 2013 in many of our European geographies, we do expect our performance to improve in 2013 from improving project execution in key markets and increasing tube sales.

Gross profit increased by $2.2 million, or 10.8%, to $22.8 million in 2011 compared to $20.6 million in 2010, while gross profit margins declined slightly during 2011. The growth from our Netherlands operations was at lower margins and we also experienced competitive pressures in Switzerland, which reduced our gross profit margin. The decline in gross profit margin was partially offset by improved performance in France and the United Kingdom and increased third party tube sales, which contributed to higher margins.

Operating Expenses

Operating expenses decreased by $1.2 million, or 7.4%, in 2012 compared to 2011, primarily due to cost reduction efforts, closing a facility in the United Kingdom during the second half of 2011 and our continued focus on cost efficiencies in our contracting operations in various countries. Operating expenses as a percentage of revenues increased to 20.6% for 2012, compared to 18.5% for 2011, primarily as a result of the significant decline in revenue. Additionally, as part of our overall restructuring effort during the third quarter of 2011, European Water and Wastewater segment incurred $0.7 million in the third quarter of 2011 for severance related costs associated with a reduction in force, primarily in certain of our United Kingdom operations, related to its utility construction crews and support staff.

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

Operating Income and Operating Margin

Operating income decreased $3.9 million, or 64.7%, to $2.1 million in 2012 from $6.0 million in 2011. During 2012, we experienced decreases in operating income in most of our European operations primarily as a result of poor market conditions, which resulted in project delays and increased competition that lowered gross profit margins.

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

Asia-Pacific Water and Wastewater Segment

(dollars in thousands)	Years Ended December 31,		2012 vs. 2011 Increase (Decrease)			Year Ended December 31,	2011 vs. 2010 Increase (Decrease)
	2012	2011	$	%		2010	$	%
Revenues	$38,501	$43,717	$(5,216)	(11.9)%		$44,641	$(924)	(2.1)%
Gross profit (loss)	(2,740)	6,772	(9,512)	(140.5)		10,289	(3,517)	(34.2)
Gross profit margin	(7.1)%	15.5%	n/a	(2260	) bp	23.0%	n/a	(750	) bp
Operating expenses	7,874	9,111	(1,237)	(13.6)		10,219	(1,108)	(10.8)
Acquisition-related expenses	887	—	887	n/m		—	—	n/m
Restructuring charges	—	173	(173)	n/m		—	173	n/m
Operating income (loss)	(11,501)	(2,512)	(8,989)	(357.8)		70	(2,582)	(3,688.6)
Operating margin	(29.9)%	(5.7)%	n/a	(2420	) bp	0.2%	n/a	(590	) bp

Revenues

Revenues in our Asia-Pacific Water and Wastewater segment decreased by $5.2 million, or 11.9%, to $38.5 million in 2012 compared to $43.7 million in 2011. The decline was due primarily to a $4.9 million and $3.0 million revenue decrease in Singapore and Australia, respectively, due to lower activity levels in Singapore and continued customer driven bid and project delays in Australia. These decreases were partially offset by increased revenue of $2.2 million, or 29.1%, in Hong Kong principally from additional sewer pipeline maintenance work.

Contract backlog in our Asia-Pacific Water and Wastewater segment decreased by $4.8 million, or 12.8%, to $32.7 million at December 31, 2012 from $37.5 million at December 31, 2011. The decrease was primarily due to the lack of large awards in Sydney in 2012 and increased revenues in Hong Kong. Partially offsetting these decreases were $9.3 million in project awards in Malaysia. We expect an increase in Asian backlog in the coming quarters due to the growth of the Australian market outside of Sydney and select opportunities in other parts of Asia.

Revenues in our Asia-Pacific Water and Wastewater segment decreased by $0.9 million, or 2.1%, to $43.7 million in 2011 compared to $44.6 million in 2010. The decrease was due primarily to lower revenue in India from continued delays in the completion of older projects and the award of newer projects partially offset by growth of our Australian operation as we expand our primary Australian market beyond Sydney.

Gross Profit and Gross Profit Margin

Gross profit in our Asia-Pacific Water and Wastewater segment decreased by $9.5 million, or 140.5%, in 2012 compared to 2011. Our Singaporean operation experienced significant project issues as three large contracts were winding down throughout 2012, which negatively impacted gross profit by $7.9 million during 2012 compared to 2011. We are substantially complete with the Singapore projects as of year-end with the exception of certain remediation and warranty aspects, which should be completed during the first half of 2013. Our performance in Australia was slowed by severe weather during the first half of 2012 and increased costs of project execution for newer projects outside of Sydney where we needed to mobilize crews due to the lack of work in Sydney.

Gross profit in our Asia-Pacific Water and Wastewater segment decreased by $3.5 million, or 34.2%, in 2011 compared to 2010. Our gross profit margin declined 750 basis points to 15.5% in 2011 compared to 23.0% in 2010. India  severely impacted our overall Asia-Pacific gross profit margin due to the lack of new, more profitable projects and erosion of margins from the continued delay of existing projects. Additionally, our Singapore operation experienced project release delays, which negatively impacted gross profit. These declines were partially offset by higher revenues and solid performance in our Australian operations.

Operating Expenses

Operating expenses decreased by $1.2 million, or 13.6%, in 2012 compared to 2011 due principally to volume reduction throughout the region. In 2012, we incurred $0.9 million of acquisition-related expenses in connection with our purchase of the remaining equity interests held by our joint venture partner in India. Operating expenses, as a percentage of revenues, decreased to 20.5% in 2012 compared to 20.8% in 2011.

Operating expenses decreased by $1.1 million, or 10.8%, in 2011 compared to 2010 due principally to cost containment efforts throughout the region and lower corporate allocations. Operating expenses, as a percentage of revenues, decreased to 20.8% in 2011 compared to 22.9% in 2010.

Operating Income (loss) and Operating Margin

Poor project performance in Singapore, specifically the three projects, as well as the delays and performance issues previously described, led to an $8.9 million decrease in operating income in this segment in 2012 compared to 2011 resulting in an $11.5 million operating loss in 2012.

Lower gross profit and gross profit margins, partially offset by lower operating expense, led to a $2.6 million operating loss in 2011 compared to less than $0.1 million in operating income in 2010. Operating margin declined to (5.7) % in 2011 compared to 0.2% in 2010.

Commercial and Structural

(dollars in thousands)			2012 vs. 2011
	Years Ended December 31,		Increase (Decrease)
	2012	2011	$	%
Revenues	$74,483	$17,114	$57,369	335.2%
Gross profit	36,530	8,319	28,211	339.1
Gross profit margin	49.0%	48.6%	n/a	40	bp
Operating expenses	25,522	5,340	20,182	377.9
Reversal of earnout	(365)	—	(365)	n/m
Acquisition-related expenses	2,237	3,690	(1,453)	(39.4)
Operating income (loss)	9,136	(711)	9,847	1,385.0
Operating margin	12.3%	(4.2)%	n/a	1650	bp

In connection with our August 31, 2011 acquisition of Fyfe NA, we established the Commercial and Structural segment. Fyfe NA has a comprehensive portfolio of patented and other proprietary technologies and products, including its Tyfo® Fibrwrap® System, the first and most comprehensive carbon fiber solution on the market that complies with 2009 International Building Code requirements. Fyfe NA’s product and service offerings also include pipeline rehabilitation, concrete repair, epoxy injection, corrosion mitigation and specialty coatings services.

During January and April 2012, we completed the acquisitions of the Fyfe Group’s Latin America and Asian operations, respectively. During 2012, we incurred $2.2 million of acquisition-related expenses in connection with this expansion of our Commercial and Structural segment. The 2011 time period represents financial results from the date of acquisition of Fyfe NA (approximately four months). During 2011, we incurred $3.7 million of acquisition-related expenses for this business as well as current and former acquisition targets.

The Commercial and Structural segment delivered strong performance in 2012, exceeding profitability expectations in North America. Revenue for the segment was behind our expectations due to the purchase of Fyfe Asia closing in April 2012, rather than January 2012 as planned, and we had slightly lower international contributions due to the timing of project awards. The segment produced strong gross profit and margins due to increased large diameter water transmission rehabilitation projects in our North American operations. The financial results in 2012 were significantly higher than 2011 as a result of a full year’s operations compared to only four months of operations for our North American business during 2011.

Backlog at December 31, 2012 for the Commercial and Structural segment was $50.8 million compared to $19.6 million at December 31, 2011. The backlog at December 31, 2012 includes $36.6 million of backlog related to Fyfe’s international operations, which were acquired during 2012. Project quoting activity continues to be strong for all areas of Fyfe’s business, both domestically and internationally.

Other Income (Expense)

Interest Income and Expense

Interest expense decreased by $4.9 million to $10.2 million in 2012 compared to $15.1 million in 2011. During the third quarter of 2011, we entered into a new $500.0 million credit facility consisting of a $250.0 million five-year revolving credit line and a $250.0 million five-year term loan facility. Interest expense in 2011 included a $5.7 million “make-whole” payment for our redemption of previously issued Senior Notes and the write-off of $1.1 million of unamortized debt issuance costs from our old credit facility. Interest expense increased to $15.1 million in 2011 compared to $8.7 million in 2010 primarily related to the 2011 “make whole payment” and write off of unamortized debt issuance costs discussed above. Interest income increased $0.2 million to $0.5 million in 2012 compared to $0.3 million in 2011, due primarily to higher cash balances throughout the year. Interest income was essentially flat in 2011 compared to 2010.

Other Income (Expense)

Other income decreased by $3.5 million to $1.5 million of expense in 2012 compared to $2.0 million of income in 2011. This decrease was primarily due to a one-time foreign currency translation adjustment during 2011. Other income increased by $2.9 million, or 304.4%, in 2011 compared to 2010 primarily due to the one-time adjustment discussed above and higher foreign currency gains from foreign denominated liabilities on our balance sheet.

Taxes on Income

Our effective tax rate was 25.7% and 23.8% in 2012 and 2011, respectively, both of which were lower than the U.S. federal statutory rate primarily due to significant income in jurisdictions with rates lower than the United States.

Our deferred tax liabilities in excess of deferred tax assets were $33.8 million at December 31, 2012, including a $6.6 million valuation allowance primarily related to foreign net operating losses. Deferred tax assets include $0.1 million of foreign tax credit carryforwards, of which $0.1 million has no expiration date, and $10.8 million in federal, state and foreign net operating loss carryforwards, net of applicable valuation allowances, of which $4.3 million has no expiration date and $6.5 million will expire between the years of 2013 and 2032.

Equity in Earnings of Affiliated Companies

Equity in earnings of affiliated companies was $6.4 million, $3.5 million and $7.3 million in 2012, 2011 and 2010, respectively. The increase during 2012 was primarily due to a $2.7 million increase in earnings from Bayou Coating, our pipe coating joint venture in Baton Rouge, Louisiana. The 2011 results were $3.8 million less than 2010, primarily due to weaker results at Bayou Coating and Insituform-Germany, our German joint venture.

Noncontrolling Interests

Income attributable to noncontrolling interests were $4.2 million, $1.1 million and $1.4 million in 2012, 2011 and 2010, respectively. The increase during 2012 was primarily related to the increased activity from our newly formed joint ventures including our United Pipeline System joint venture in Morocco and the noncontrolling interests of entities acquired in our 2012 purchases of Fyfe Asia and Fyfe LA. Additionally, during the fourth quarter of 2012, we purchased the remaining equity interest in our India joint venture. The decrease during 2011 was a result of lower income from our BPPC pipe coating joint venture in Canada, partially offset by increased net income of our United Pipeline Systems joint ventures.

Liquidity and Capital Resources

Cash and Cash Equivalents

	December 31,
	2012	2011
	(In thousands)
Cash and equivalents	$133,676	$106,129
Restricted cash – in escrow	1,574	82

Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments and compensating balances for bank undertakings in Europe.

Sources and Uses of Cash

We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, potential acquisitions, working capital and debt service. During 2012, capital expenditures were primarily for our Bayou Wasco and BPPC joint ventures and supporting growth in our Energy and Mining operations. We expect decreased levels of capital expenditures during 2013 compared to 2012 as we completed two large projects for our Energy and Mining segment. However, we do anticipate continued investment to help support our growth objectives.

At December 31, 2012, our cash balances were located worldwide for working capital and support needs. Given our extensive international operations, approximately 53% of our cash is denominated in currencies other than the United States dollar. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our current intention is to reinvest these earnings permanently.

Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At December 31, 2012, we believe our net accounts receivable and our costs and estimated earnings in excess of billings as reported on our consolidated balance sheet are fully collectible. At December 31, 2012, we had certain net receivables (as discussed the following paragraph) that we believe will be collected but are being disputed by the customer in some manner, which have impacted or may meaningfully impact the timing of collection or require us to invoke our contractual rights to an arbitration or mediation process, or take legal action. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.

As of December 31, 2012, we had approximately $16.0 million in receivables related to certain projects in India, Hong Kong, Texas and Georgia that have been delayed in payment. We are in various stages of discussions, arbitration and/or litigation with the project clients regarding such receivables. These receivables have been outstanding for various periods from 2009 through 2012. As of December 31, 2012, we had not reserved or written-off any of the balances related to these receivables, as management believes these receivables are fully collectible. As of December 31, 2011, we had approximately $4.8 million in receivables related to a project in Louisiana and collected the full amount of the receivable during 2012. Additionally, during 2012, we collected $2.8 million of the receivables associated with the projects in India. Management believes that these outstanding receivables are fully collectible and a significant portion of the receivables will be collected within the next twelve months.

Cash Flows from Operations

Cash flows from operating activities provided $110.7 million in 2012 compared to $22.9 million in 2011. The increase in operating cash flow from 2011 to 2012 was primarily related to higher earnings and significantly improved working capital management, partially offset by non-cash earnout reversals.

Working capital provided $30.3 million of cash during 2012 compared to $38.9 million used in 2011. This represents a $69.2 million increase in a source of cash over the prior year period. The primary component of this increase was a $43.7 million decrease in accounts receivable, retainage and cost and estimated earnings in excess of billings compared to the same prior year period. We have continued our focus on cash management practices and started to see progress on collecting our receivable balances. During 2012, we improved our DSO by six days as we placed a stronger emphasis on cash collection as well as improved global cash management practices. Also we received $11.0 million and $7.0 million in 2012 and 2011, respectively, as a return on equity from our affiliated companies. Excluding the change in receivables and the return on equity from affiliated companies, the other elements of working capital provided $13.9 million of cash in 2012, compared to $7.6 million use of cash in 2011 as a result of better cash management policies implemented in 2012 with the largest increase coming from a $17.1 million favorable change in accounts payable and accrued expenses.

Unrestricted cash increased to $133.7 million at December 31, 2012 from $106.1 million at December 31, 2011.

Cash Flows from Investing Activities

Investing activities used $83.4 million and $166.1 million in 2012 and 2011, respectively. During 2012, we used $39.4 million to acquire Fyfe Asia (net of cash acquired), $3.0 million to acquire Fyfe LA (net of cash acquired), $0.5 million to complete the final working capital adjustments for Fyfe NA and received $1.0 million from the Hockway sellers due to a favorable working capital adjustment (each as described in further detail in Note 1 to the financial statements contained in this report). We used $45.9 million in cash for capital expenditures in 2012 compared to $21.6 million in 2011. Capital expenditures during 2012 were primarily for our Bayou Wasco and BPPC joint ventures and also supporting growth in our Energy and Mining operations. In 2012 and 2011, $1.4 million and $0.7 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenditures. Capital expenditures in 2012 and 2011 were partially offset by $4.4 million and $0.8 million, respectively, in proceeds received from asset disposals.

During 2013, we anticipate that we will spend approximately $35.0 - $40.0 million to fund our capital equipment and working capital needs.

Cash Flows from Financing Activities

Cash flows from financing activities provided $0.2 million during 2012 compared to $142.3 million in 2011. During 2012, we borrowed $26.0 million on the line of credit under the Credit Facility in order to fund the purchase of Fyfe Asia on April 5, 2012 and for certain working capital and joint venture investments. Additionally, during 2012 we paid $25.0 million of principal related to our outstanding term loan under the Credit Facility. In 2012, we also used $12.3 million to repurchase 0.7 million shares of our common stock through open market purchases and in connection with our equity compensation programs (as discussed in Note 6 contained in this report) and we received $7.2 million in proceeds on notes payable and $4.9 million from our non-controlling interest partners, primarily for their portion of the capital expenditures of our new joint ventures.

Long-Term Debt

On August 31, 2011, we entered into a new $500.0 million credit facility (the “Credit Facility”) with a syndicate of banks, with Bank of America, N.A. serving as the administrative agent and JPMorgan Chase Bank, N.A. serving as the syndication agent. The Credit Facility consists of a $250.0 million five-year revolving credit line and a $250.0 million five-year term loan facility. The entire amount of the term loan was drawn on August 31, 2011 for the following purposes: (1) to pay the $115.8 million cash purchase price at closing of our acquisition of the North American business of Fyfe Group, LLC, which transaction closed on August 31, 2011; (2) to retire $52.5 million in indebtedness outstanding under our prior credit facility; (3) to redeem our $65.0 million, 6.54% Senior Notes, due April 2013, and pay the associated $5.7 million make-whole payment due in connection with the redemption of the Senior Notes; and (4) to fund expenses associated with the Credit Facility and the Fyfe North America transaction. As part of the transaction, we paid $4.1 million in arrangement and commitment fees that will be amortized over the life of the Credit Facility.

Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.50% to 2.50% depending on our consolidated leverage ratio. We can opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which is based on our consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus our applicable rate) as of December 31, 2012 was approximately 2.56%.

In November 2011, we entered into an interest rate swap agreement, for a notional amount of $83.0 million, which is set to expire in November 2014. The swap notional amount mirrors the amortization of $83.0 million of our original $250.0 million term loan from the Credit Facility. The swap requires us to make a monthly fixed rate payment of 0.89% calculated on the amortizing $83.0 million notional amount, and provides us a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $83.0 million notional amount. The annualized borrowing rate of the swap at December 31, 2012 was approximately 2.46%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $83.0 million portion of our term loan from the credit facility. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.

On March 31, 2011, we executed a second amendment (the “Second Amendment”) to our prior credit agreement dated March 31, 2009 (the “Old Credit Facility”). The Old Credit Facility was unsecured and initially consisted of a $50.0 million term loan and a $65.0 million revolving line of credit, each with a maturity date of March 31, 2012. With the Second Amendment, we sought to amend the Old Credit Facility to take advantage of lower interest rates available in the debt marketplace, to obtain more favorable loan terms generally and to provide the ability to issue letters of credit with terms beyond the expiration of the original facility. The Second Amendment extended the maturity date of the Old Credit Facility from March 31, 2012 to March 31, 2014 and provided us with the ability to increase the amount of the borrowing commitment by up to $40.0 million in the aggregate compared to $25.0 million in the aggregate allowed under the Old Credit Facility prior to the Second Amendment. The Old Credit Facility was replaced by the Credit Facility on August 31, 2011.

At June 30, 2011, we borrowed $25.0 million from the line of credit under the Old Credit Facility in order to fund the purchase of CRTS, which was subsequently repaid in 2011. See Note 1 to the financial statements contained in this report for additional detail regarding this acquisition.

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

Our total indebtedness at December 31, 2012 consisted of $218.8 million of the original $250.0 million term loan from the Credit Facility, $26.0 million on the line of credit under the Credit Facility and $0.1 million of third party notes and other bank debt. Additionally, Wasco Energy loaned Bayou Wasco $5.5 million for the purchase of capital assets in 2012, which was designated as third-party debt. Additionally, during January, 2012, the Company and Perma-Pipe Canada, Inc. agreed to loan our BPPC joint venture an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. As of December 31, 2012, $4.1 million of the additional $6.2 million has been funded. Of such amount, $5.2 million was included in our consolidated financial statements as third-party debt as of December 31, 2012.

As of December 31, 2012, we had $22.4 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $9.9 million was collateral for the benefit of certain of our insurance carriers and $12.5 million were letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

Our Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. At December 31, 2012, we had the capacity to borrow up to approximately $97.0 million of additional debt under our Credit Facility. The Credit Facility also provides for events of default, including, in the event of non-payment or certain defaults under other outstanding indebtedness. See Note 5 to the financial statements contained in this report for further discussion on our debt covenants. We were in compliance with all covenants at December 31, 2012.

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

The following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2012 (in thousands). This table includes cash obligations related to principal outstanding and interest under existing debt arrangements and operating leases.

Payments Due by Period

	Payments Due by Period
Cash Obligations(1)(2)(3)(4)(5)	Total	2013	2014	2015	2016	2017	Thereafter

Long-term debt and notes payable	$255,623	$33,775	$42,723	$40,625	$138,500	$—	$—
Interest on long-term debt	18,149	6,322	5,430	4,219	2,178	—	—
Operating leases	40,178	14,350	11,082	7,562	4,139	1,892	1,153
Total contractual cash obligations	$313,950	$54,447	$59,235	$52,406	$144,817	$1,892	$1,153

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

(3)
At December 31, 2012, we had $6.3 million in earnout liabilities that are subject to payment by the end of 2014. The earnout liabilities are excluded from this table. See Note 1 to the consolidated financial statements contained in this report for further detail regarding earnout liabilities associated with our 2011 and 2012 acquisitions.

(4)
Liabilities related to Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, have not been included in the table above because we are uncertain as to if or when such amounts may be settled.

(5)	There were no material purchase commitments at December 31, 2012.

Off-Balance Sheet Arrangements

We use various structures for the financing of operating equipment, including borrowings, operating leases and sale-leaseback arrangements. All debt is presented in the balance sheet. Our future commitments were $314.0 million at December 31, 2012. We also have exposure under performance guarantees by contractual joint ventures and indemnification of our surety. However, we have never experienced any material adverse effects to our consolidated financial position, results of operations or cash flows relative to these arrangements. At December 31, 2012, our maximum exposure to our joint venture partners’ proportionate share of performance guarantees was $1.7 million. All of our unconsolidated joint ventures are accounted for using the equity method. We have no other off-balance sheet financing arrangements or commitments. See Note 9 to our consolidated financial statements contained in this report regarding commitments and contingencies.

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

Revenue Recognition

We recognize revenues and costs as construction, engineering and installation contracts progress using the percentage-of-completion method of accounting, which relies on total expected contract revenues and estimated total costs. Under this method, estimated contract revenues and resulting gross profit margin are recognized based on actual costs incurred to date as a percentage of total estimated costs. We follow this method since reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and gross profit are subject to revisions as the contract progresses to completion. Total estimated costs, and thus contract gross profit, are impacted by changes in productivity, scheduling and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, customer needs, customer delays in providing approvals, labor availability, governmental regulation and politics also may affect the progress and estimated cost of a project’s completion and thus the timing of revenue recognition and gross profit. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. The effects of any changes in estimates are disclosed in the notes to the consolidated financial statements and in the Management’s Discussion and Analysis section of the report, if material. When current estimates of total contract costs indicate that the contract will result in a loss, the projected loss is recognized in full in the period in which the loss becomes evident. Revenues from change orders, extra work and variations in the scope of work are recognized when it is probable that they will result in additional contract revenue and when the amount can be reliably estimated. Given the uncertainties associated with some of our contracts, it is possible for actual costs to vary from estimates previously made. Revisions to estimates could result in the reversal of revenues and gross profit previously recognized. For the year ended December 31, 2012, approximately 75% of our revenues were derived from percentage-of-completion accounting.

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

Equity-Based Compensation

We record expense for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options and stock units, based on the fair value recognition provisions contained in FASB ASC 718, Compensation-Stock Compensation (“FASB ASC 718”). The fair value of stock option awards is determined using an option pricing model that is based on established principles of financial economic theory. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for valuation of stock option awards. Volatility and expected term assumptions are based on our historical experience. The risk-free rate is based on a U.S. Treasury note with a maturity similar to the option award’s expected term. The fair value of restricted stock, restricted stock unit and deferred stock unit awards is determined using our closing stock price on the award date. The shares of restricted stock and restricted stock units that were awarded during 2012 are subject to service restrictions. We make forfeiture rate assumptions in connection with the valuation of restricted stock and restricted stock unit awards that could be different than actual experience. Additionally, during 2012, we introduced three-year performance based stock unit awards for a number of our key employees.  These awards are subject to performance and service restrictions. The awards contain financial targets for each year in the three-year performance period as well as cumulative totals. These awards have a threshold, target and maximum amount of shares that could be awarded based on our financial results for each year. The awards allow an employee to earn back a portion of the shares that were unearned in a prior year, if cumulative performance targets are met. Discussion of our application of FASB ASC 718 is described in Note 7 to the consolidated financial statements contained in this report.

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

We recognize tax liabilities in accordance with FASB ASC 740 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. While we believe the resulting tax balances as of December 31, 2012 and 2011 were appropriately accounted for in accordance with FASB ASC 740, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material.

We have recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries of approximately $261.3 million, which are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to the indefinitely reinvested profits is not feasible. A deferred tax asset is recognized only if we have definite plans to generate a U.S. tax benefit by repatriating earnings in the foreseeable future.

Goodwill

Under FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”), we assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Our annual assessment was last completed as of October 1, 2012. An impairment charge will be recognized to the extent that the implied fair value of a reporting unit is less than its carrying value. Factors that could potentially trigger an impairment review include (but are not limited to):

•	significant underperformance of a segment relative to expected, historical or projected future operating results;
•	significant negative industry or economic trends;
•	significant changes in the strategy for a segment including extended slowdowns in the segment’s market;
•	a decrease in our market capitalization below our book value for an extended period of time; and
•	a significant change in regulations.

Our recorded goodwill by reportable segment was as follows at December 31, 2012 (in millions):

Energy and Mining	$78.1
North American Water and Wastewater	101.9
European Water and Wastewater	22.3
Asia-Pacific Water and Wastewater	5.8
Commercial and Structural	65.6
Total goodwill	$273.7

In accordance with the provisions of FASB ASC 350, we determined the fair value of our reporting units at the annual impairment assessment date and compared such fair value to the carrying value of those reporting units to determine if there were any indications of goodwill impairment. Our reporting units for purposes of assessing goodwill are North American Water and Wastewater, European Water and Wastewater, Asia-Pacific Water and Wastewater, United Pipeline Systems, Bayou, Corrpro, CRTS, Hockway, Fyfe NA, Fyfe Latin America and Fyfe Asia.

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

Significant assumptions used in our October 2012 goodwill review included: (i) compounding annual growth rates generally ranging from 3% to 15%; (ii) sustained or slightly increased gross margins; (iii) peer group EBITDA multiples; (iv) terminal values for each reporting unit using a long-term growth rate of 1% to 3.5%; and (v) discount rates ranging from 13.0% to 17.5%. If actual results differ from estimates used in these calculations, we could incur future impairment charges. For purposes of our goodwill review, we have ten reporting units. During our assessment of our ten reporting units’ fair values in relation to their respective carrying values, five had a fair value in excess of 35% of their carrying value and five were within 15% percent of their carrying value. The total value of goodwill recorded at the impairment testing date for the latter five was $139.0 million. Included in these five was Fyfe NA, Fyfe LA and Fyfe Asia, all of which were acquired within thirteen months of the goodwill test date. Accordingly, it is expected that their fair values would approximate their carrying values. In addition, our European Water and Wastewater’s fair value exceeded its carrying value by just 2.6%. Due to the recent macroeconomic issues throughout Europe, the fair value of this reporting unit decreased $17.2 million, or 17.4%, from the prior year analysis. As with all of our reporting units, we continuously monitor potential trigger events that may cause an interim impairment valuation.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at December 31, 2012 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at December 31, 2012 was variable rate debt. At December 31, 2012 and 2011, the estimated fair value of our long-term debt was approximately $253.6 million and $245.1 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at December 31, 2012 would result in a $2.4 million increase in interest expense.

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

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At December 31, 2012, a substantial portion of our cash and cash equivalents were denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $7.7 million impact to our equity through accumulated other comprehensive income.

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At December 31, 2012, there were no material foreign currency hedge instruments outstanding. See Note 10 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

Under the supervision and with the participation of Company management, including the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer), an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In performing this evaluation, management employed the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.

Based on the criteria set forth in Internal Control – Integrated Framework, management, including the Company’s Chief Executive Officer and its Chief Financial Officer, has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Company management does not expect that its system of internal control over financial reporting and procedures will prevent all misstatements due to inherent limitations. Therefore, management’s assessment provides reasonable, but not absolute, assurance that misstatements will be prevented and/or detected by the established internal control and procedures over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

/s/ J. Joseph Burgess
J. Joseph Burgess President and Chief Executive Officer (Principal Executive Officer)

/s/ David A. Martin
David A. Martin Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aegion Corporation,

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Aegion Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Saint Louis, Missouri
February 27, 2013

Aegion Corporation and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands, except per share amounts)

	2012	2011	2010
Revenues	$1,027,963	$938,585	$914,975
Cost of revenues	784,854	735,461	685,395
Gross profit	243,109	203,124	229,580
Operating expenses	170,882	151,764	144,245
Earnout reversal	(10,019)	(1,700)	(1,700)
Acquisition-related expenses	3,124	6,372	—
Restructuring charges	—	2,151	—
Operating income	79,122	44,537	87,035
Other income (expense):
Interest expense	(10,208)	(15,075)	(8,691)
Interest income	506	347	332
Other	(1,457)	1,955	(947)
Total other expense	(11,159)	(12,773)	(9,306)
Income before taxes on income	67,963	31,764	77,729
Taxes on income	17,473	7,565	23,040
Income before equity in earnings of affiliated companies	50,490	24,199	54,689
Equity in earnings of affiliated companies	6,359	3,471	7,291
Income from continuing operations	56,849	27,670	61,980
Loss from discontinued operations	—	—	(100)
Net income	56,849	27,670	61,880
Non-controlling interests	(4,188)	(1,123)	(1,418)
Net income attributable to Aegion Corporation	$52,661	$26,547	$60,462

Earnings (loss) per share attributable to Aegion Corporation:
Basic:
Income from continuing operations	$1.34	$0.67	$1.55
Loss from discontinued operations	—	—	(0.01)
Net income	$1.34	$0.67	$1.54
Diluted:
Income from continuing operations	$1.33	$0.67	$1.54
Loss from discontinued operations	—	—	(0.01)
Net income	$1.33	$0.67	$1.53

The accompanying notes are an integral part of the consolidated financial statements.

Aegion Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	2012	2011	2010

Net income	$56,849	$27,670	$61,880
Other comprehensive income:
Currency translation adjustments	9,691	(12,691)	(262)
Pension activity, net of tax of $46k in 2012, $(184k) in 2011 and $86k in 2010	154	(551)	221
Deferred loss on hedging activity, net of tax of $(89k) in 2012, $(88k) in 2011 and $(90k) in 2010	(134)	(135)	(141)
Total comprehensive income	66,560	14,293	61,698
Less: comprehensive income attributable to noncontrolling interests	(4,501)	3	(1,725)
Comprehensive income attributable to Aegion Corporation	$62,059	$14,296	$59,973

The accompanying notes are an integral part of the consolidated financial statements.

Aegion Corporation and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2012 and 2011
(In thousands, except share information)

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$133,676	$106,129
Restricted cash	1,574	82
Receivables, net	237,234	228,313
Retainage	30,172	33,933
Costs and estimated earnings in excess of billings	70,515	67,683
Inventories	59,509	54,540
Prepaid expenses and other current assets	27,981	27,305
Total current assets	560,661	517,985
Property, plant & equipment, less accumulated depreciation	185,966	168,945
Other assets
Goodwill	273,661	249,888
Identified intangible assets, less accumulated amortization	162,278	157,021
Investments	19,181	19,314
Deferred income tax assets	7,989	5,418
Other assets	8,158	6,393
Total other assets	471,267	438,034

Total Assets	$1,217,894	$1,124,964

Liabilities and Equity
Current liabilities
Accounts payable	$77,949	$72,326
Accrued expenses	81,240	69,417
Billings in excess of costs and estimated earnings	31,552	24,435
Current maturities of long-term debt and line of credit	33,775	26,541
Total current liabilities	224,516	192,719
Long-term debt, less current maturities	221,848	222,868
Deferred income tax liabilities	39,790	38,167
Other non-current liabilities	15,620	22,221
Total liabilities	501,774	475,975
(See Commitments and Contingencies: Note 9)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 38,952,561 and 39,352,375, respectively	390	394
Additional paid‑in capital	257,209	260,680
Retained earnings	426,457	373,796
Accumulated other comprehensive income	15,260	5,862
Total stockholders’ equity	699,316	640,732
Non-controlling interests	16,804	8,257
Total equity	716,120	648,989

Total Liabilities and Equity	$1,217,894	$1,124,964

The accompanying notes are an integral part of the consolidated financial statements.

Aegion Corporation and Subsidiaries
Consolidated Statements of Equity
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands, except number of shares)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Non-Controlling	Total
	Shares	Amount	Capital	Earnings	Income (loss)	Interests	Equity
BALANCE, December 31, 2009	38,933,944	$389	$242,563	$286,787	$18,602	$5,470	$553,811
Net income	—	—	—	60,462		1,418	61,880
Issuance of common stock upon stock option exercises including tax benefit	132,485	1	2,302	—	—	—	2,303
Restricted shares issued	184,656	2	—	—	—	—	2
Issurance of shares pursuant to restricted stock units	32,156	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	9,231	—	—	—	—	—	—
Forfeitures of restricted shares	(46,457)	—	—	—	—	—	—
Equity-based compensation expense	—	—	6,713	—	—	—	6,713
Investment by non-controlling interests	—	—	—	—	—	2,578	2,578
Distribution to non-controlling interests	—	—	—	—	—	(398)	(398)
Currency translation adjustment and derivative transactions, net	—	—	—	—	(489)	307	(182)
BALANCE, December 31, 2010	39,246,015	$392	$251,578	$347,249	$18,113	$9,375	$626,707
Net income	—	—	—	26,547	—	1,123	27,670
Issuance of common stock upon stock option exercises including tax benefit	128,052	1	3,610	—	—	—	3,611
Restricted shares issued	168,018	2	—	—	—	—	2
New shares issued	246,760	2	3,998	—	—	—	4,000
Issurance of shares pursuant to restricted stock units	9,934	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	20,640	—	—	—	—	—	—
Forfeitures of restricted shares	(140,448)	—	—	—	—	—	—
Shares repurchased and retired	(326,596)	(3)	(4,997)	—	—	—	(5,000)
Equity-based compensation expense	—	—	6,491	—	—	—	6,491
Investment by non-controlling interests	—	—	—	—	—	546	546
Distribution to non-controlling interests	—	—	—	—	—	(1,661)	(1,661)
Currency translation adjustment and derivative transactions, net	—	—	—	—	(12,251)	(1,126)	(13,377)
BALANCE, December 31, 2011	39,352,375	394	260,680	373,796	5,862	8,257	648,989
Net income	—	—	—	52,661	—	4,188	56,849
Issuance of common stock upon stock option exercises including tax benefit	52,676	1	1,175	—	—	—	1,176
Restricted shares issued	239,523	2	—	—	—	—	2
Issuance of shares pursuant to restricted stock units	15,177	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	34,132	—	—	—	—	—	—
Forfeitures of restricted shares	(36,325)	—	—	—	—	—	—
Shares repurchased and retired	(704,997)	(7)	(12,301)	—	—	—	(12,308)
Equity-based compensation expense	—	—	6,767	—	—	—	6,767
Investment by non-controlling interests	—	—	—	—	—	4,939	4,939
Purchase of non-controlling interests	—	—	888	—	—	(893)	(5)
Currency translation adjustment and derivative transactions, net	—	—	—	—	9,398	313	9,711
BALANCE, December 31, 2012	38,952,561	390	257,209	426,457	15,260	16,804	716,120

The accompanying notes are an integral part of the consolidated financial statements.

Aegion Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010

Cash flows from operating activities:
Net income	$56,849	$27,670	$61,880
Loss from discontinued operations	—	—	100
Income from continuing operations	$56,849	$27,670	$61,980
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	38,117	36,039	30,732
(Gain) loss on sale of fixed assets	(785)	(373)	73
Equity-based compensation expense	6,767	6,491	6,713
Deferred income taxes	(2,933)	(2,320)	8,024
Equity in earnings of affiliated companies	(6,359)	(3,471)	(7,291)
Reversal of earnout	(10,019)	(1,700)	(1,700)
(Gain) loss on foreign currency transactions	1,049	(1,155)	98
Other	(2,272)	573	(1,246)
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	(1,492)	663	538
Return on equity of affiliated companies	11,034	7,018	7,803
Receivables net, retainage and costs and estimated earnings in excess of billings	5,397	(38,310)	(39,214)
Inventories	(3,661)	(5,992)	(9,677)
Prepaid expenses and other assets	3,338	2,045	(539)
Accounts payable and accrued expenses	14,826	(2,248)	(3,781)
Other operating	865	(2,046)	962
Net cash provided by operating activities	110,721	22,884	53,475
Net cash used in operating activities of discontinued operations	—	—	(446)
Net cash provided by operating activities	110,721	22,884	53,029

Cash flows from investing activities:
Capital expenditures	(45,894)	(21,554)	(36,858)
Proceeds from sale of fixed assets	4,401	755	482
Patent expenditures	(552)	(1,130)	(1,346)
Purchase of Fyfe Latin America, net of cash acquired	(3,048)	—	—
Purchase of Fyfe Asia, net of cash acquired	(38,841)	—	—
Purchases of CRTS, Hockway and Fyfe North America, net of cash acquired	516	(144,134)	—
Purchase of Singapore licensee	—	—	(1,257)
Net cash used in investing activities	(83,418)	(166,063)	(38,979)

Cash flows from financing activities:
Issuance of common stock upon stock option exercises, including tax benefit	1,178	3,610	2,302
Issuance of common stock in connection with acquisition of Fyfe North America	—	4,000	—
Repurchase of common stock	(12,308)	(5,000)	—
Investments from noncontrolling interests	4,939	546	2,578
Purchase of or distributions to noncontrolling interests	(5)	(1,661)	(398)
Proceeds on notes payable	7,160	354	1,986
Principal payments on notes payable	(2,768)	(1,499)	(1,808)
Proceeds from line of credit	26,000	—	—
Proceeds from long-term debt	983	250,000	—
Principal payments on long-term debt	(25,000)	(103,750)	(10,000)
Credit facility and other financing fees	—	(4,320)	—
Net cash provided by (used in) financing activities	179	142,280	(5,340)
Effect of exchange rate changes on cash	65	(7,801)	55
Net increase (decrease) in cash and cash equivalents for the period	27,547	(8,700)	8,765
Cash and cash equivalents, beginning of period	106,129	114,829	106,064
Cash and cash equivalents, end of period	$133,676	$106,129	$114,829

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$7,945	$17,231	$7,046
Net income taxes paid	18,456	10,077	19,001

The accompanying notes are an integral part of the consolidated financial statements.

Aegion Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.      DESCRIPTION OF BUSINESS

Aegion Corporation is a global leader in infrastructure protection, providing proprietary technologies and services to protect against the corrosion of industrial pipelines and for the rehabilitation and strengthening of sewer, water, energy and mining piping systems and buildings, bridges, tunnels and waterfront structures. The Company offers one of the broadest portfolios of cost-effective solutions for rehabilitating aging or deteriorating infrastructure and protecting new infrastructure from corrosion. The Company’s business activities include manufacturing, distribution, installation, coating and insulation, cathodic protection, research and development and licensing. The Company’s products and services are currently utilized and performed in more than 100 countries across six continents. The Company believes that the depth and breadth of its products and services platform make it a leading comprehensive provider for the world’s infrastructure rehabilitation and protection needs.

The Company originally incorporated in Delaware in 1980 to act as the exclusive United States licensee of the Insituform® cured-in-place pipe (“CIPP”) process, which Insituform’s founder invented in 1971. The Insituform® CIPP process served as the first trenchless technology for rehabilitating sewer pipelines and has enabled municipalities and private industry to avoid the extraordinary expense and extreme disruption that can result from conventional “dig-and-replace” methods. For the past 40 years, the Company has maintained its leadership position in the CIPP market from manufacturing, to technological innovations, and market share.

In order to strengthen the Company’s ability to service the emerging demands of the infrastructure protection market and to better position the Company for sustainable growth, the Company embarked on a diversification strategy in 2009 to expand its product and service portfolio and its geographical reach. Through a series of strategic initiatives and complementary acquisitions, the Company now possesses one of the broadest portfolios of cost-effective solutions for rehabilitating aging or deteriorating infrastructure and protecting new infrastructure from corrosion worldwide. The Company’s products and services today are utilized in more than 100 countries across six continents. Management believes the depth and breadth of its products and services within the Energy and Mining, Commercial and Structural and Water and Wastewater platforms make it a leading “one-stop” provider for the world’s infrastructure rehabilitation and protection needs.

On October 25, 2011, Insituform Technologies, LLC (formerly known as Insituform Technologies, Inc. (“Insituform”)) reorganized by creating a new holding company structure (the “Corporate Reorganization”). The new parent company, Aegion Corporation (“Aegion” or the “Company”), includes Insituform as a direct, wholly-owned subsidiary. As part of the Corporate Reorganization, Insituform’s outstanding shares of common stock (and associated attached preferred stock rights) were automatically converted, on a share for share basis, into identical shares of Aegion common stock (and associated attached preferred stock rights).

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

Acquisitions/Strategic Initiatives

Energy and Mining Segment Expansion

In the first quarter of 2009, the Company made two significant acquisitions to solidify its commitment to the expansion of infrastructure product and services offerings. Through the acquisitions of The Bayou Companies, LLC (“Bayou”) and its related entities and Corrpro Companies, Inc. (“Corrpro”) and its affiliated entities, the Company expanded its operations in the energy and mining sector to include pipe coating and cathodic protection services. Bayou provides the following pipeline coatings products and services to the oil and gas industries: external and internal coatings, concrete for buoyancy reduction, extruded polyethylene for additional protection, insulation coating for thermal control and field joint coating for corrosion protection of fittings, valves and other primary sources for metal corrosion. Corrpro specializes in cathodic protection solutions for pipelines, refineries, above and underground storage tanks, water/wastewater structures, concrete infrastructure, and offshore and marine structures. In late 2009, the Company then expanded its coating and insulation services in Canada with its acquisition of the pipe coating and insulation facility and related assets of Garneau, Inc., through its joint venture Bayou Perma-Pipe Canada, Ltd. (“BPPC”), in which the Company owns a fifty-one percent (51%) equity interest.

In February 2010, the Company expanded its pipe coating services through the formation of Delta Double Jointing L.L.C. (“Bayou Delta”), through which the Company offers pipe jointing and other services for the steel-coated pipe industry. The Company, through Bayou, owns a fifty-nine percent (59%) ownership interest in Bayou Delta with the remaining forty-one percent (41%) ownership belonging to Bayou Coating, L.L.C. (“Bayou Coating”), which the Company, through its Bayou subsidiary, holds a forty-nine percent (49%) equity interest.

In April 2011, the Company organized a joint venture, Bayou Wasco Insulation, LLC (“Bayou Wasco”) to provide insulation services primarily for projects located in the United States, Central America, the Gulf of Mexico and the Caribbean. The Company holds a fifty-one percent (51%) majority interest in Bayou Wasco, while Wasco Energy Ltd., a subsidiary of Wah Seong Corporation Berhad (“Wasco Energy”), owns the remaining interest. Bayou Wasco is expected to commence providing insulation services by late 2013.

In April 2011, the Company expanded its Corrpro and United Pipeline Systems operations in Asia and Australia through its joint venture, WCU Corrosion Technologies Pte. Ltd., located in Singapore (“WCU”). WCU will offer the Company’s Tite Liner® process in the oil and gas sector and onshore corrosion services, in each of Asia and Australia. The Company holds a forty-nine percent (49%) ownership interest in WCU, while Wasco Energy owns the remaining interest. WCU immediately began marketing its products and services.

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

In October 2011, the Company organized UPS-Aptec Limited, a joint venture in the United Kingdom between United Pipeline Systems International, Inc., a subsidiary of the Company (“UPS-International”), and Allied Pipeline Technologies, SA (“APTec”). UPS-International owns fifty-one percent (51%) of the joint venture and APTec owns the remaining forty-nine percent (49%).  On October 21, 2011, the joint venture was awarded a $67.3 million contract for the installation of high-density polyethylene (HDPE) liners in approximately 135 miles of slurry pipelines located in Morocco. The project began in the fourth quarter of 2011 and is expected to be completed by the end of the second quarter of 2013.

In March 2012, the Company organized United Special Technical Services LLC (“USTS”), a joint venture located in the Sultanate of Oman between United Pipeline Systems, and Special Technical Services LLC (“STS”), for the purpose of executing pipeline, piping and flow line high-density polyethylene lining services throughout the Middle East and Northern Africa. United Pipeline Systems holds a fifty-one percent (51%) equity interest in USTS and STS holds the remaining forty-nine percent (49%) equity interest. USTS initiated operations in the second quarter of 2012.

The Company believes its acquisitions of CRTS and Hockway and the Bayou Wasco, WCU, Corrpower, UPS-APTec Limited and USTS joint ventures will accelerate the Company’s Energy and Mining group’s growth throughout the Middle East and strengthen the technical resources of the Energy and Mining platform.

Water and Wastewater Rehabilitation Acquisitions

In January 2010, the Company acquired its Singaporean CIPP licensee, Insitu Envirotech (S.E. Asia) Pte Ltd (“Insituform-Singapore”), for a purchase price of $1.8 million Singapore Dollars. Insituform-Singapore performs sewer rehabilitation services in Southeast Asia. This acquisition freed the Company from the exclusive licensing rights Insituform-Singapore held in the Singapore and Malaysia markets.

In November 2012, the Company acquired the outstanding shares of its joint venture partner, SPML Infra Limited (“SPML”), an unaffiliated Indian contractor, in Insituform Pipeline Rehabilitation Private Limited (“Insituform-India”) in order to continue to pursue business opportunities in India involving CIPP installations and third party tube sales and other infrastructure projects. The purchase price was 20,000 Indian Rupees. In addition, the Company acquired SPML’s interest in four contractual joint ventures the Company had previously entered into with SPML in India for a purchase price of 5,000 Indian Rupees. Insituform-India is now a wholly owned subsidiary of the Company.

Commercial and Structural Segment

In August 2011, the Company purchased the North American business of Fyfe Group, LLC (“Fyfe NA”) for a purchase price at closing of $115.8 million (subject to working capital adjustments calculated from an agreed upon target), which was funded by borrowings under the Company’s credit facility. The Company was also granted a one-year exclusive negotiating right to acquire Fyfe Group’s Asian, European and Latin American operations at a purchase price to be agreed upon by the parties at the time of exercise of the right. Fyfe NA, based in San Diego, California, is a pioneer and industry leader in the development, manufacture and installation of fiber reinforced polymer (FRP) systems for the structural repair, strengthening and restoration of pipelines (water, wastewater, oil and gas), buildings (commercial, federal, municipal, residential and parking structures), bridges and tunnels and waterfront structures. Fyfe NA has a comprehensive portfolio of patented and other proprietary technologies and products, including its Tyfo® Fibrwrap® System, the first and most comprehensive carbon fiber solution on the market that complies with 2009 International Building Code requirements. Fyfe NA’s product and service offering also includes pipeline rehabilitation, concrete repair, epoxy injection, corrosion mitigation and specialty coatings services. This purchase resulted in a new reportable segment for the Company, the Commercial and Structural segment.

In January 2012, the Company purchased Fyfe Group’s Latin American operations (“Fyfe LA”), which included all of the equity interests of Fyfe Latin America S.A., a Panamanian entity (and its interest in various joint ventures located in Peru, Costa Rica, Chile and Colombia), Fyfe – Latin America S.A. de C.V., an El Salvador entity, and Fibrwrap Construction Latin America S.A., a Panamanian entity. The cash purchase price at closing was $2.3 million. During the first quarter of 2012, the Company paid the sellers an additional $1.1 million based on a preliminary working capital adjustment. The sellers have the ability to earn up to an additional $0.8 million of proceeds based on reaching certain performance targets in the year ending December 31, 2012 and upon completion of 2011 and 2012 audited financials based upon a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) calculation. The Company recorded $0.1 million as its fair value estimate of this liability. Additionally, an annual payout can be earned based on the achievement of certain performance targets over the three-year period ending December 31, 2014 (the “Fyfe LA earnout”). The Company recorded $0.7 million as its fair value estimate of the Fyfe LA earnout liability. Fyfe LA provides Fibrwrap installation services throughout Latin America, as well as provides product and engineering support to installers and applicators of FRP systems in Latin America. The purchase price was funded out of the Company’s cash balances.

In April 2012, the Company purchased Fyfe Group’s Asian operations (“Fyfe Asia”), which included all of the equity interests of Fyfe Asia Pte. Ltd, a Singaporean entity (and its interest in two joint ventures located in Borneo and Indonesia), Fyfe (Hong Kong) Limited, Fibrwrap Construction (M) Sdn Bhd, a Malaysian entity, Fyfe Japan Co. Ltd and Fibrwrap Construction Pte. Ltd and Technologies & Art Pte. Ltd., Singaporean entities. Customers in India and China will be served through an exclusive product supply and license agreement. The cash purchase price at closing was $40.7 million. The purchase price was funded out of the Company’s cash balances and by borrowing $18.0 million against the Company’s line of credit.

Purchase Price Accounting

The Company has completed its accounting for the CRTS, Hockway, Fyfe NA and Fyfe LA acquisitions and substantially completed its accounting for the Fyfe Asia acquisition, with the exception of deferred income taxes, in accordance with the guidance included in FASB ASC 805, Business Combinations (“FASB ASC 805”). The Company has recorded finite-lived intangible assets at their determined fair value related to customer relationships, backlog, trade names and trademarks and patents and other acquired technologies. The acquisitions resulted in goodwill related to, among other things, growth opportunities and synergies. The goodwill associated with the CRTS, Hockway Middle East, Fyfe LA and Fyfe Asia acquisitions is not deductible for tax purposes. The goodwill associated with the Fyfe NA and Hockway Limited acquisitions is deductible for tax purposes. The Company recorded expenses of $2.2 million for costs incurred related to the acquisitions of Fyfe LA and Fyfe Asia during 2012. Additionally in 2012, the Company recorded $0.9 million for costs incurred to buyout the Company’s joint venture partner in India. In 2011, the Company recorded expenses of $6.4 million for costs incurred related to the acquisitions of CRTS, Hockway and Fyfe NA and other current and former identified acquisition targets that were abandoned or not completed during 2011.

The contingent consideration arrangements discussed above require the Company to pay the former shareholders of CRTS, Hockway and Fyfe LA, as the case may be, additional payouts based on the achievement of certain performance targets over their respective three-year periods. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangements is between $0 and $17.3 million. As of December 31, 2012, the Company calculated the fair value of the contingent consideration arrangement to be $6.0 million for CRTS and $0.3 million for Fyfe LA. In accordance with FASB ASC 820, Fair Value Measurements (“FASB ASC 820”), the Company determined that the CRTS earnout, Hockway earnout and Fyfe LA earnout are derived from significant unobservable inputs (“Level 3 inputs”). Key assumptions include the use of a discount rate and a probability-adjusted level of profit derived from each entity. During 2012, the Company recorded reversals of $8.2 million, $1.5 million and $0.3 million on the earnouts related to the CRTS, Hockway and Fyfe LA acquisitions, respectively, due to the current year results being below the stated threshold amounts within the respective purchase agreements. The decrease in the CRTS earnout came from the completion of the budget process, where the Company assessed each of the Company’s current project timing and the short term prospects, particularly the timing of the Wasit project.
The Fyfe LA and Fyfe Asia acquisitions made the following contributions to the Company’s revenues and profits in 2012 from their respective acquisition date (in thousands):

	362-Day Period Ended December 31, 2012	270-Day Period Ended December 31, 2012
	Fyfe LA	Fyfe Asia
Revenues	$1,221	$11,673
Net income (loss)	(180)	961

The following unaudited pro forma summary presents combined information of the Company as if the CRTS, Hockway, Fyfe NA, Fyfe LA and Fyfe Asia acquisitions had occurred on January 1, of the year preceding its respective acquisition date (in thousands):

	Year Ended December 31,
	2012	2011

Revenues	$1,031,709	$990,241
Net income(1)	54,023	31,701

(1)	Includes pro-forma adjustments for purchase price depreciation and amortization as if those intangibles were recorded as of January 1, of the year preceding the respective acquisition date.

The following table summarizes the consideration recorded to acquire each business at its respective acquisition date (in thousands):

	CRTS	Hockway(1)	Fyfe NA(2)	Fyfe LA(3)	Fyfe Asia(4)	Total
Cash	$24,000	$3,552	$118,118	$3,349	$40,144	$189,163
Estimated fair value of earnout payments and final payments owed to shareholders	14,760	1,454	–	820	–	17,034
Total consideration recorded	$38,760	$5,006	$118,118	$4,169	$40,144	$206,197

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

(3)	Includes the cash purchase price at closing of $2.3 million and an additional $1.1 million payment to the sellers during the first quarter of 2012 based on a preliminary working capital adjustment.
(4)	Includes the cash purchase price at closing of $40.7 million plus a final working capital adjustment of $0.6 million, which was returned to the Company during the fourth quarter of 2012.

The Company has completed its accounting for the acquisitions of CRTS, Hockway, Fyfe NA and Fyfe LA. The Company has substantially completed its accounting for the Fyfe Asia acquisition with the exception of finalizing deferred income taxes. As the Company completes its final accounting for this acquisition, there might be changes, some of which may be material, to this accounting. The following table summarizes the fair value of identified assets and liabilities of the acquisitions at their respective acquisition dates. With respect to CRTS, Hockway, Fyfe NA and Fyfe LA, the summary below is final, whereas the summary below for Fyfe Asia represents a preliminary valuation (in thousands):

	CRTS	Hockway	Fyfe NA	Fyfe LA	Fyfe Asia
Cash	$361	$536	$1,096	$301	$1,303
Receivables and cost and estimated earnings in excess of billings	2,365	2,341	16,019	195	9,022
Inventories	21	623	5,977	514	–
Prepaid expenses and other current assets	175	228	792	75	1,262
Property, plant and equipment	5,350	324	1,064	90	938
Identified intangible assets	26,220	2,200	53,768	1,639	14,130
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(2,830)	(1,767)	(3,642)	(789)	(3,903)
Deferred tax liabilities	(12,981)	–	–	(306)	(2,410)
Total identifiable net assets	$18,681	$4,485	$75,074	$1,719	$20,342

Total consideration recorded	$38,760	$5,006	$118,118	$4,169	40,144
Less: total identifiable net assets	18,681	4,485	75,074	1,719	20,342
Goodwill at December 31, 2012	$20,079	$521	$43,044	$2,450	$19,802

The following adjustments were made after the acquisitions as the Company continued its purchase price accounting (in thousands):

	CRTS	Hockway	Fyfe NA	Fyfe LA	Fyfe Asia
Total identifiable net assets at acquisition date	$19,883	$4,551	$69,704	$2,453	$21,369
Receivables and cost and estimated earnings in excess of billings	–	(61)	–	(381)	(573)
Inventory	–	(64)	–	–	–
Prepaid and other current assets	–	–	738	–	–
Property, plant and equipment	4,033	–	(85)	–	–
Identified intangible assets	(3,105)	–	5,633	237	(1,770)
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(300)	(30)	(916)	(284)	1,023
Long-term liabilities and deferred taxes	(1,830)	89	–	(306)	293
Total identifiable net assets at December 31, 2012	18,681	4,485	75,074	1,719	20,342

Goodwill at acquisition dates	$18,017	$1,524	$46,082	$1,716	$19,348
Increase (decrease) in goodwill related to acquisitions	2,062	(1,003)	(3,038)	734	454
Goodwill at December 31, 2012	$20,079	$521	$43,044	$2,450	$19,802

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

The Company’s accumulated other comprehensive income is comprised of three main components (i) currency translation, (ii) derivatives and (iii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom. The significant majority of the activity during any given period is related to the currency translation adjustment.

As of December 31, 2012 and 2011, respectively, the Company had $16.3 million and $6.9 million related to currency translation adjustments, $(0.8) million and $(0.6) million related to derivative transactions and $(0.2) million and $(0.4) million related to pension activity in accumulated other comprehensive income (loss).

Research and Development

The Company expenses research and development costs as incurred. Research and development costs of $1.8 million, $2.2 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, are included in operating expenses in the accompanying consolidated statements of income.

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

Equity-Based Compensation

The Company records expense for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options and stock units based on the fair value recognition provisions contained in FASB ASC 718, Compensation – Stock Compensation (“FASB ASC 718”). The Company records the expense using a straight-line basis over the vesting period of the award. Fair value of stock option awards is determined using an option pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for valuation of stock option awards. Volatility and expected term assumptions are based on the Company’s historical experience. The risk-free rate is based on a U.S. Treasury note with a maturity similar to the option award’s expected term. Fair value of restricted stock, restricted stock unit and deferred stock unit awards is determined using the Company’s closing stock price on the award date. The shares of restricted stock and restricted stock units that are awarded are subject to performance and/or service restrictions. The Company makes forfeiture rate assumptions in connection with the valuation of restricted stock and restricted stock unit awards that could be different than actual experience. During 2012, the Company introduced three-year performance based stock unit awards for a number of its key employees.  These awards are subject to performance and service restrictions. The awards contain financial targets for each year in the three-year performance period as well as cumulative totals. These awards have a threshold, target and maximum amount of shares that can be awarded based on the Company’s financial results for each year and cumulative three- year period. These awards are subject to both a quantitative and qualitative review by the Compensation Committee of the Board of Directors. The awards allow an employee to earn back a portion of the shares that were unearned in a prior year, if cumulative performance targets are met. Discussion of the Company’s application of FASB ASC 718 is described in Note 7.

Revenues

Revenues include construction, engineering and installation revenues that are recognized using the percentage-of-completion method of accounting in the ratio of costs incurred to estimated final costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and equipment costs. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known; if material, the effects of any changes in estimates are disclosed in the notes to the consolidated financial statements and in the Management’s Discussion and Analysis section of this report. When estimates indicate that a loss will be incurred on a contract, a provision for the expected loss is recorded in the period in which the loss becomes evident. At December 31, 2012, 2011 and 2010, the Company had provided $0.6 million, $0.9 million and $0.8 million, respectively, for expected losses on contracts. Revenues from change orders, extra work and variations in the scope of work are recognized when it is probable that they will result in additional contract revenue and when the amount can be reliably estimated.

Earnings per Share

Earnings per share have been calculated using the following share information:

	2012	2011	2010
Weighted average number of common shares used for basic EPS	39,222,737	39,362,138	39,040,386
Effect of dilutive stock options, restricted stock and deferred stock units (Note 7)	313,654	336,317	373,494
Weighted average number of common shares and dilutive potential common stock used in diluted EPS	39,536,391	39,698,455	39,413,880

The Company excluded 223,536, 189,202 and 265,268 stock options in 2012, 2011 and 2010, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

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

Retainage

Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of revenue earned by the Company but held for payment by the customer pending satisfactory completion of the project. The Company generally invoices its customers periodically as work is completed. Under ordinary circumstances, collection from municipalities is made within 60 to 90 days of billing. In most cases, 5% to 15% of the contract value is withheld by the municipal owner pending satisfactory completion of the project. Collections from other customers are generally made within 30 to 45 days of billing.  Unless reserved, the Company believes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract. Retainage is generally collected within one year of the completion of a contract, although collection can extend beyond one year from time to time. As of December 31, 2012, retainage receivables aged greater than 365 days approximated 9% of the total retainage balance and collectibility was assessed as described in the allowance for doubtful accounts section below.

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

Long-lived assets, including property, plant and equipment and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such impairment tests are based on a comparison of undiscounted cash flows to the recorded value of the asset. The estimate of cash flow is based upon, among other things, assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company did not identify any long-lived assets of its continuing operations as being impaired during 2012, 2011 or 2010.

Goodwill

Under FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”), the Company assesses recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The annual assessment was last completed as of October 1, 2012. See Note 4 for additional information regarding goodwill by operating segment. Factors that could potentially trigger an interim impairment review include (but are not limited to):

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

In accordance with the provisions of FASB ASC 350, the Company determined the fair value of its reporting units at the annual impairment assessment date and compared such fair value to the carrying value of those reporting units to determine if there was any indication of goodwill impairment. The Company’s reporting units for purposes of assessing goodwill are North American Water and Wastewater, European Water and Wastewater, Asia-Pacific Water and Wastewater, United Pipeline Systems, Bayou, Corrpro, CRTS, Fyfe NA, Fyfe LA and Fyfe Asia.

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

The market approach estimates fair value by first determining EBITDA multiples for comparable publicly-traded companies with similar characteristics of the reporting unit. The EBITDA multiples for comparable companies is based upon current enterprise value. The enterprise value is based upon current market capitalization and includes a control premium. Management believes this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to the Company’s reporting units.

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

Significant assumptions used in the Company’s October 2012 goodwill review included: (i) compounding annual growth rates generally ranging from 3% to 15%; (ii) sustained or slightly increased gross margins; (iii) peer group EBITDA multiples; (iv) terminal values for each reporting unit using a long-term growth rate of 1% to 3.5%; and (v) discount rates ranging from 13.0% to 17.5%. If actual results differ from estimates used in these calculations, the Company could incur future impairment charges. For purposes of the goodwill review, the Company has ten reporting units. During the assessment of its ten reporting units’ fair values in relation to their respective carrying values, five had a fair value in excess of 35% of their carrying value and five were within 15% percent of their carrying value. The total value of goodwill recorded at the impairment testing date for the latter five was $139.0 million. Included in these five was Fyfe NA, Fyfe LA and Fyfe Asia, all of which were acquired within thirteen months of the goodwill test date. Accordingly, it is expected that their fair values would approximate their carrying values. In addition, the Company’s European Water and Wastewater’s fair value exceeded its carrying value by just 2.6%. Due to the recent macroeconomic issues throughout Europe, the fair value of this reporting unit decreased $17.2 million, or 17.4%, from the prior year analysis. As with all of its reporting units, the Company continuously monitors potential trigger events that may cause an interim impairment valuation.

Investments in Affiliated Companies

The Company holds one-half of the equity interests in Insituform Rohrsanierungstechniken GmbH (“Insituform-Germany”), through its indirect subsidiary, Insituform Technologies Limited (UK). The Company, through its subsidiary, Insituform Technologies Netherlands BV, owns a forty-nine percent (49%) equity interest in WCU Corrosion Technologies Pte. Ltd. The Company, through its subsidiary, Bayou, owns a forty-nine percent (49%) equity interest in Bayou Coating. Starting in January 2014, and solely during the month of January in each calendar year thereafter, the Company’s equity partner in Bayou Coating, the Stupp Brothers, Inc. (“Stupp”), has the option to acquire (i) the assets of Bayou Coating at their book value as of the end of the prior fiscal year, or (ii) the equity interest of Bayou in Bayou Coating at forty-nine percent (49%) of the value of Bayou Coating, as of the end of the prior fiscal year, with such book value to be determined on the basis of Bayou Coating’s federal information tax return for such fiscal year.  At this point, the Company does not have any indication of Stupp’s intent to exercise the call option.

Investments in entities in which the Company does not have control or is not the primary beneficiary of a variable interest entity, and for which the Company has 20% to 50% ownership and has the ability to exert significant influence are accounted for by the equity method. At December 31, 2012 and 2011, the investments in affiliated companies on the Company’s consolidated balance sheet were $19.2 million and $19.3 million, respectively.

Net income presented below for 2012 includes Bayou Coating’s forty-one percent (41%) interest in Bayou Delta, which is eliminated for purposes of determining the Company’s equity in earnings of affiliated companies because Bayou Delta is consolidated in the Company’s financial statements as a result of its additional ownership through another subsidiary. The Company’s equity in earnings of affiliated companies for all periods presented below include acquisition-related depreciation and amortization expense and are net of income taxes associated with these earnings. Financial data for these investments in affiliated companies at December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012 are summarized in the following tables below (in thousands):

Balance sheet data	2012	2011
Current assets	$32,752	$34,159
Non-current assets	22,495	22,209
Current liabilities	16,006	16,839
Non-current liabilities	484	518

Income statement data	2012	2011	2010
Revenues	$141,233	$134,716	$134,884
Gross profit	40,342	29,651	36,095
Net income	22,009	12,512	19,497
Equity in earnings of affiliated companies	6,359	3,471	7,291

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

Based on its evaluation of the above factors and judgments, as of December 31, 2012, the Company consolidated any VIEs in which it was the primary beneficiary. Also, as of December 31, 2012, the Company had significant interests in certain VIEs primarily through its joint venture arrangements for which the Company was not the primary beneficiary. During 2012, the Company acquired interests in certain VIE’s in connection with the purchase of Fyfe LA and Fyfe Asia. For each of these VIE’s, the Company determined that it is the primary beneficiary of the entity. Additionally, due to the Company’s purchase of the remaining equity interests of its joint venture in India, the Company no longer maintains a variable interest in the entity as it is now a wholly-owned subsidiary. There have been no changes in the status of the Company’s remaining VIE’s or primary beneficiary designations.

Financial data for the consolidated variable interest entities at December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012 are summarized in the following tables (in thousands):

Balance sheet data	2012	2011
Current assets	$65,251	$40,525
Non-current assets	47,086	19,005
Current liabilities	45,604	23,566
Non-current liabilities	23,169	14,573

Income statement data	2012	2011	2010
Revenues	$107,821	$55,792	$59,419
Gross profit	19,625	12,005	11,544
Net income	3,622	1,959	1,373

The Company’s non-consolidated variable interest entities are accounted for under the equity method of accounting and discussed further in the “Investments in Affiliated Companies” section of this Note 2.

Newly Adopted Accounting Pronouncements

ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 was effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this update did not have a material impact on the Company in 2012.

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

3.           SUPPLEMENTAL BALANCE SHEET INFORMATION

Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31 (in thousands):

	2012	2011	2010

Balance, at beginning of year	$3,309	$2,768	$2,405
Charged to expense	428	397	451
Write-offs and adjustments	(485)	144	(88)
Balance, at end of year	$3,252	$3,309	$2,768

Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following at December 31 (in thousands):

	2012	2011

Costs incurred on uncompleted contracts	$667,231	$599,242
Estimated earnings to date	184,322	171,983
Subtotal	851,553	771,225
Less – billings to date	(812,590)	(727,977)
Total	$38,963	$43,248
Included in the accompanying balance sheets:
Costs and estimated earnings in excess of billings	70,515	67,683
Billings in excess of costs and estimated earnings	(31,552)	(24,435)
Total	$38,963	$43,248

Costs and estimated earnings in excess of billings represent work performed that could not be billed either due to contract stipulations or the required contractual documentation has not been finalized. Substantially all unbilled amounts are expected to be billed and collected within one year.

Inventories

Inventories are summarized as follows at December 31 (in thousands):

	2012	2011

Raw materials and supplies	$16,636	$17,353
Work-in-process	8,876	6,767
Finished products	18,056	11,902
Construction materials	15,941	18,518
Total	$59,509	$54,540

Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31 (in thousands):

	Estimated Useful Lives (Years)			2012	2011

Land and land improvements				$11,988	$12,725
Buildings and improvements	5	–	40	64,706	64,810
Machinery and equipment	4	–	10	179,858	176,997
Furniture and fixtures	3	–	10	17,037	16,611
Autos and trucks	3	–	10	50,167	48,855
Construction in progress				36,048	15,263
Subtotal				359,804	335,261
Less – Accumulated depreciation				(173,838)	(166,316)
Total				$185,966	$168,945

Depreciation expense was $27.4 million, $28.9 million and $24.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Accrued Expenses

Accrued expenses consisted of the following at December 31 (in thousands):
	2012	2011

Vendor and other accrued expenses	$34,903	$29,818
Estimated casualty and healthcare liabilities	12,899	13,684
Job costs	14,077	14,654
Accrued compensation	12,943	10,454
Income tax payable and deferred income taxes	6,418	807
Total	$81,240	$69,417

4.      GOODWILL AND INTANGIBLE ASSETS

Goodwill

Our recorded goodwill by reporting segment was as follows at December 31 (in millions):

	2012	2011
Energy and Mining	$78.1	$77.4
North American Water and Wastewater	101.9	101.8
European Water and Wastewater	22.3	21.8
Asia-Pacific Water and Wastewater	5.8	5.7
Commercial and Structural	65.6	43.2
Total goodwill	$273.7	$249.9

The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at December 31 (in millions):

	E&M	NAR	Europe	Asia	C&S	Total
Beginning balance at January 1, 2012	$77.4	$101.8	$21.8	$5.7	$43.2	$249.9
Additions to goodwill through acquisitions(1)	0.1	–	–	–	22.0	22.1
Foreign currency translation	0.6	0.1	0.5	0.1	0.4	1.7
Goodwill at end of period(2)	$78.1	$101.9	$22.3	$5.8	$65.6	$273.7

(1)
During 2012, the Company initially recorded goodwill of $1.7 million and $19.3 million related to the acquisitions of Fyfe LA and Fyfe Asia, respectively. Additionally, the Company recorded decreases of $1.5 million and $0.2 million in goodwill related to the 2011 acquisitions of Hockway and Fyfe NA, respectively, and increases of $1.6 million, $0.7 million and $0.5 million in goodwill related to the CRTS, Fyfe LA and Fyfe Asia acquisitions, respectively.

(2)	The Company does not have any accumulated impairment charges.

Amortized intangible assets were as follows (in thousands):

	As of December 31, 2012(1)				As of December 31, 2011(2)
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	7.3	$3,925	$(2,821)	$1,104	$3,922	$(2,654)	$1,268
Backlog	—	5,196	(5,196)	—	5,191	(4,245)	946
Leases	13.7	2,067	(331)	1,736	2,067	(183)	1,884
Trademarks	17.2	21,810	(3,417)	18,393	21,716	(2,187)	19,529
Non-competes	—	740	(740)	—	740	(729)	11
Customer relationships	14.7	126,301	(19,684)	106,617	111,723	(12,638)	99,085
Patents and acquired technology	18.1	55,672	(21,244)	34,428	53,906	(19,608)	34,298
		$215,711	$(53,433)	$162,278	$199,265	$(42,244)	$157,021

(1)
During 2012, the Company recorded $1.4 million in patents and acquired technology to be amortized over a weighted average life of twenty years and $14.4 million in customer relationships to be amortized over a weighted average life of fifteen years related to the acquisitions discussed in Note 1 of this report.

(2)
During 2011, the Company recorded (i) $1.6 million in backlog to be amortized over the weighted average life of one year, (ii) $6.4 million in trademarks and trade names to be amortized over a weighted average life of 20 years, (iii) $0.8 million in leases to be amortized over a weighted average life of ten years, (iv) $49.7 million in customer relationships to be amortized over a weighted average life of 18 years and (v) $23.7 million in patents and acquired technology to be amortized over a weighted average life of 19 years related to the 2011 acquisitions discussed in Note 1.

Amortization expense was $10.7 million, $7.1 million and $6.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated amortization expense for each of the next five years is as follows (in thousands):

Year	Amount
2013	$10,696
2014	10,696
2015	10,696
2016	10,677
2017	10,656

5.      LONG-TERM DEBT AND CREDIT FACILITY

Long-term debt, term note and notes payable consisted of the following at December 31 (in thousands):

	2012	2011
Term note, current annualized rate 2.53% due August 31, 2016	$218,750	$243,750
Other notes with interest rates from 2.5% to 5.8%	36,873	5,659
Subtotal	255,623	249,409
Less – Current maturities and notes payable	33,775	26,541
Total	$221,848	$222,868

Principal payments required to be made for each of the next five years are summarized as follows (in thousands):

Year	Amount
2013	$33,775
2014	42,723
2015	40,625
2016	138,500
2017	–
Total	$255,623

Financing Arrangements

On August 31, 2011, the Company entered into a new $500.0 million credit facility (the “Credit Facility”) with a syndicate of banks, with Bank of America, N.A. serving as the administrative agent and JPMorgan Chase Bank, N.A. serving as the syndication agent. The Credit Facility consists of a $250.0 million five-year revolving credit line and a $250.0 million five-year term loan facility. The entire amount of the term loan was drawn by the Company on August 31, 2011 for the following purposes: (1) to pay the $115.8 million cash purchase price at closing of the Company’s acquisition of Fyfe NA, which closed on August 31, 2011 (see Note 1 of this report for additional detail regarding this acquisition); (2) to retire $52.5 million in indebtedness outstanding under the Company’s prior credit facility; (3) to redeem the Company’s $65.0 million, 6.54% Senior Notes, due April 2013, and to pay the associated $5.7 million make-whole payment due in connection with the redemption of the Senior Notes; and (4) to fund expenses associated with the Credit Facility and the Fyfe NA transaction. In connection with the Credit Facility, the Company paid $4.1 million in arrangement and up-front commitment fees that will be amortized over the life of the Credit Facility.

Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.50% to 2.50% depending on the Company’s consolidated leverage ratio. The Company also can opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of December 31, 2012 was approximately 2.56%.

In November 2011, the Company entered into an interest rate swap agreement, for a notional amount of $83.0 million, which is set to expire in November 2014. The swap notional amount mirrors the amortization of $83.0 million of the Company’s original $250.0 million term loan from the Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 0.89% calculated on the amortizing $83.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $83.0 million notional amount. The annualized borrowing rate of the swap at December 31, 2012 was approximately 2.46%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $83.0 million portion of the Company’s term loan from the Credit Facility. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.

During the first quarter of 2012, the Company borrowed $26.0 million on the line of credit under the Credit Facility in order to fund the purchase of Fyfe Asia on April 5, 2012 and for working capital and joint venture investments. See Note 1 of this report for additional detail regarding this acquisition.

The Company’s total indebtedness at December 31, 2012 consisted of $218.8 million outstanding from the original $250.0 million term loan under the Credit Facility, $26.0 million on the line of credit under the Credit Facility and $0.1 million of third party notes and bank debt. Additionally, Wasco Energy loaned Bayou Wasco $5.5 million for the purchase of capital assets in 2012, which was designated in the consolidated financial statements as third-party debt. In connection with the formation of Bayou Perma-Pipe Canada, Ltd. (“BPPC”), the Company and Perma-Pipe Canada, Inc. loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January 2012, the Company and Perma-Pipe Canada, Inc. agreed to loan the joint venture an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. As of December 31, 2012, $4.1 million of the additional $6.2 million had been funded. As of December 31, 2012, $5.2 million of the total amount was designated in the Company’s consolidated financial statements as third-party debt.

As of December 31, 2012, the Company had $22.4 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $9.9 million was collateral for the benefit of certain of the Company’s insurance carriers and $12.5 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

The Company’s total indebtedness at December 31, 2011 consisted of $243.8 million outstanding from the original $250.0 million term loan under the Credit Facility and $1.5 million of third party notes and bank debt. In connection with the formation of BPPC, the Company and Perma-Pipe Canada, Inc. loaned the joint venture an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. As of December 31, 2011, $4.1 million of such amount was designated in the Company’s consolidated financial statements as third-party debt.

At December 31, 2012 and December 31, 2011, the estimated fair value of the Company’s long-term debt was approximately $253.6 million and $245.1 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 10 of this report.

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

Consolidated financial leverage ratio compares consolidated funded indebtedness to Credit Facility defined income. The initial maximum amount was not to exceed 2.75 to 1.00 and decreases periodically at scheduled reporting periods to not more that 2.25 to 1.00 beginning with the quarter ending June 30, 2014. At December 31, 2012, the Company’s consolidated financial leverage ratio was 1.99 to 1.00 and, using the current Credit Facility defined income, the Company had the capacity to borrow up to approximately $97.0 million of additional debt.

Consolidated fixed charge coverage ratio compares Credit Facility defined income to Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At December 31, 2012, the Company’s fixed charge coverage ratio was 1.41 to 1.00.

Credit Facility defined consolidated net worth of the Company shall not at any time be less than the sum of 80% of the Credit Facility defined consolidated net worth as of December 31, 2010, increased cumulatively on a quarterly basis by 50% of consolidated net income, plus 100% of any equity issuances. The current minimum consolidated net worth is $520.7 million. At December 31, 2012, the Company’s consolidated net worth was $699.3 million.

At December 31, 2012, the Company was in compliance with all of its debt and financial covenants as required under the Credit Facility.

6.      STOCKHOLDERS’ EQUITY

Share Repurchase Plan

During 2011, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The authorization allowed the Company to purchase up to $5.0 million during 2011 and an additional $5.0 million during 2012. In 2012 and 2011 these amounts constituted the maximum open market repurchases authorized in any calendar year under the terms of the Credit Facility.

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

During the first quarter of 2012, the Company acquired 310,035 shares of the Company’s common stock for $5.0 million ($16.13 average price per share) through the open market repurchase program. Once repurchased, the Company immediately retired all such shares.

During the fourth quarter of 2012, the Company’s Board of Directors authorized an additional repurchase of up to $5.0 million of the Company’s common stock to be made during the remainder of 2012. The Company simultaneously executed an amendment to its credit facility to allow the additional open market purchases. In the fourth quarter of 2012, the Company acquired 272,790 shares of the Company’s common stock for $5.0 million ($18.33 average price per share) through the open market purchase program. Once repurchased, the Company immediately retired all such shares. Additionally, in December 2012, the Company’s Board of Directors authorized an additional repurchase of up to $5.0 million of the Company’s common stock to be made during 2013.

During 2012, the Company acquired 90,147 shares of the Company’s common stock for $1.6 million ($18.15 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock and distribution of deferred stock units. In addition, the Company issued 5,577 common shares in exchange for 37,600 stock options (via a stock swap). Once repurchased, the Company immediately retired all such shares.

Equity Compensation Plans

In April 2009, the Company’s stockholders approved the 2009 Employee Equity Incentive Plan (the “2009 Employee Plan”), which replaced the 2006 Employee Equity Incentive Plan (the “2006 Employee Plan”). The 2009 Employee Plan provides for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options, stock units and stock appreciation rights. There are 2,500,000 shares of the Company’s common stock registered for issuance under the 2009 Employee Plan. The 2009 Employee Plan is administered by the Compensation Committee of the Board of Directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. At December 31, 2012, there were 643,261 options and 590,475 unvested shares of restricted stock and restricted stock units outstanding under the 2009 Employee Plan.

At December 31, 2012, there were 448,001 options and 5,302 unvested shares of restricted stock and restricted stock units outstanding under the 2006 Employee Plan.

The 2006 Employee Plan replaced the 2001 Employee Equity Incentive Plan, and contained substantially the same provisions as the former plan. At December 31, 2012, there were 7,150 options outstanding under the 2001 Employee Equity Incentive Plan.

In April 2011, the Company’s stockholders approved the 2011 Non-Employee Director Equity Plan (“2011 Director Plan”), which replaced the 2006 Non-Employee Director Equity Plan (“2006 Non-Employee Director Plan”). The 2011 Director Plan provides for equity-based compensation awards, including non-qualified stock options and stock units. There are 200,000 shares of the Company’s common stock registered for issuance under the 2011 Director Plan. The Board of Directors administers the Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the 2011 Director Plan. At December 31, 2012, there were 47,371 deferred stock units outstanding under the 2011 Director Plan.

The 2011 Director Plan replaced the 2006 Non-Employee Director and contains substantially the same provisions as the former plan. At December 31, 2012, there were 66,847 deferred stock units outstanding under the 2006 Non-Employee Director Plan.

The 2006 Non-Employee Director Plan replaced the 2001 Non-Employee Director Equity Plan, and contains substantially the same provisions as the former plan. At December 31, 2012, there were 67,300 deferred stock units outstanding under the 2001 Non-Employee Director Equity Incentive Plan.

On April 14, 2008, the Company granted J. Joseph Burgess a non-qualified stock option to purchase 118,397 shares of the Company’s common stock, a performance-based award of 52,784 shares of restricted stock and a one-time award of 103,092 shares of restricted stock in connection with his appointment as the Company’s President and Chief Executive Officer. These awards were issued as “inducement grants” under the rules of the Nasdaq Global Select Market and, as such, were not issued pursuant to our 2006 Employee Plan. At December 31, 2012, there were 103,092 unvested shares of restricted stock and 118,397 options outstanding with respect to such inducement grants.

Activity and related expense associated with these plans are described in Note 7.

7.      EQUITY-BASED COMPENSATION

Stock Awards

Stock awards, which include restricted stock shares and restricted stock units, of the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock award compensation is recorded based on the award date fair value and charged to expense ratably through the requisite service period. The forfeiture of unvested restricted stock awards and restricted stock units causes the reversal of all previous expense recorded as a reduction of current period expense.

A summary of stock award activity during the years ended December 31, 2012, 2011 and 2010 is as follows:

	For the Years Ended December 31,
	2012		2011		2010
	Stock Awards	Weighted Average Award Date Fair Value	Stock Awards	Weighted Average Award Date Fair Value	Stock Awards	Weighted Average Award Date Fair Value
Outstanding, beginning of period	643,117	$17.44	888,855	$15.25	806,643	$13.64
Restricted shares awarded	239,523	18.07	168,018	26.41	184,656	22.87
Restricted stock units awarded	222,379	18.11	6,768	26.60	17,115	24.97
Restricted shares distributed	(289,001)	13.42	(270,142)	13.38	(22,838)	13.12
Restricted stock units distributed	(15,177)	14.32	(9,934)	11.19	(32,156)	19.34
Restricted shares forfeited	(36,325)	20.13	(140,448)	23.01	(46,457)	18.12
Restricted stock units forfeited	(65,647)	18.18	–	–	(18,108)	14.53
Outstanding, end of period	698,869	$19.39	643,117	$17.44	888,855	$15.25

Expense associated with stock awards was $4.0 million, $3.7 million and $4.3 million in 2012, 2011 and 2010, respectively. Unrecognized pre-tax expense of $6.0 million related to stock awards is expected to be recognized over the weighted average remaining service period of 1.9 years for awards outstanding at December 31, 2012.

Deferred Stock Units

Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded according to this vesting schedule.

The following table summarizes information about deferred stock unit activity during the years ended December 31, 2012, 2011 and 2010:

	For the Years Ended December 31,
	2012		2011		2010
	Deferred Stock Units	Weighted Average Award Date Fair Value	Deferred Stock Units	Weighted Average Award Date Fair Value	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding, beginning of period	173,916	$20.12	163,318	$19.43	147,374	$18.22
Awarded	41,734	17.78	31,238	23.75	25,175	26.10
Shares distributed	(34,132)	22.90	(20,640)	20.13	(9,231)	18.38
Outstanding, end of period	181,518	$19.06	173,916	$20.12	163,318	$19.43

Expense associated with awards of deferred stock units was $0.7 million in 2012, 2011 and 2010, respectively.

Stock Options

Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of stock option activity during the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,107,712	$18.98	1,198,516	$18.42	1,167,640	$17.71
Granted	281,696	18.11	225,505	26.92	215,722	22.87
Exercised	(52,676)	16.66	(128,052)	16.48	(132,485)	17.16
Forfeited/expired	(119,923)	23.21	(188,257)	26.62	(52,361)	25.53
Outstanding at December 31	1,216,809	$18.46	1,107,712	$18.98	1,198,516	$18.42
Exercisable at December 31	758,270	$16.80	690,449	$16.82	678,649	$19.37

In 2012, 2011 and 2010, the Company recorded expense of $2.1 million, $2.0 million and $1.7 million, respectively, related to stock option awards. Unrecognized pre-tax expense of $2.3 million related to stock options is expected to be recognized over the weighted average remaining service period of 1.7 years for awards outstanding at December 31, 2012.

	Years Ended December 31,
	2012	2011	2010
		(in millions)
Amount collected from stock option exercises	$0.9	$2.1		$2.3
Total intrinsic value of stock option exercises	0.2	1.1		1.2
Tax benefit of stock option exercises recorded in additional paid-in-capital	0.1	0.1	<	0.1
Aggregate intrinsic value of outstanding stock options	3.4	1.0		8.6
Aggregate intrinsic value of exercisable stock options	2.3	0.8		4.5

The intrinsic value calculations are based on the Company’s closing stock price of $22.19, $15.34 and $26.51 on December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, 0.9 million and 0.2 million shares of common stock were available for equity-based compensation awards pursuant to the 2009 Employee Plan and the 2011 Non-Employee Director Plan, respectively.

The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. The fair value of stock options awarded during 2012, 2011 and 2010 was estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option award’s expected term.

	2012				2011				2010
	Range			Weighted Average	Range			Weighted Average	Range	Weighted Average
Weighted average grant-date fair value	$8.14	-	8.19	$8.19		n/a		$11.61	n/a	$10.56
Volatility	43.0	–	45.2%	45.1%	47.0	-	50.6%	50.4%	50.4%	50.4%
Expected term (years)		7.0		7.0		7.0		7.0	7.0	7.0
Dividend yield		0.0%		0.0%		0.0%		0.0%	0.0%	0.0%
Risk-free rate	1.0	-	1.5%	1.5%	2.3	-	3.0%	2.8%	3.1%	3.1%

8.      TAXES ON INCOME (TAX BENEFITS)

Income (loss) from continuing operations before taxes on income (tax benefits) was as follows for the years ended December 31 (in thousands):

	2012	2011	2010

Domestic	$42,387	$(381)	$40,941
Foreign	25,576	32,145	36,788
Total	$67,963	$31,764	$77,729

Provisions (benefits) for taxes on income (tax benefit) from continuing operations consisted of the following components for the years ended December 31 (in thousands):

	2012	2011	2010
Current:
Federal	$8,335	$948	$5,361
Foreign	9,704	8,878	8,051
State	635	316	1,435
Subtotal	18,674	10,142	14,847
Deferred:
Federal	(1,841)	(1,700)	6,768
Foreign	69	492	832
State	571	(1,369)	593
Subtotal	(1,201)	(2,577)	8,193
Total tax provision	$17,473	$7,565	$23,040

Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes, equity in income (loss) of joint ventures and minority interests as a result of the following (in thousands):

	2012	2011	2010

Income taxes at U.S. federal statutory tax rate	$23,787	$11,117	$27,205
Increase (decrease) in taxes resulting from:
Change in the balance of the valuation allowance for deferred tax assets allocated to income tax expense	3,714	477	1
State income taxes, net of federal income tax benefit	784	(639)	1,369
Transaction costs	509	574	—
Meals and entertainment	962	570	531
Changes in taxes previously accrued	(2,424)	158	(155)
Foreign tax rate differences	(4,236)	(3,412)	(4,335)
Recognition of uncertain tax positions	(800)	(214)	(453)
Contingent consideration reversal	(2,869)	—	—
Domestic Production Activities Deduction	(1,440)	(52)	(733)
Other matters	(514)	(1,014)	(390)
Total tax provision	$17,473	$7,565	$23,040

Effective tax rate	25.7%	23.8%	29.6%

Net deferred taxes consisted of the following at December 31 (in thousands):

	2012	2011
Deferred income tax assets:
Foreign tax credit carryforwards	$88	$483
Net operating loss carryforwards	17,225	14,366
Accrued expenses	10,443	11,015
Other	8,394	8,563
Total gross deferred income tax assets	36,150	34,427
Less valuation allowance	(6,574)	(4,691)
Net deferred income tax assets	29,576	29,736
Deferred income tax liabilities:
Property, plant and equipment	(14,051)	(16,127)
Intangible assets	(33,715)	(27,088)
Undistributed foreign earnings	(7,051)	(7,051)
Other	(8,579)	(11,721)
Total deferred income tax liabilities	(63,396)	(61,987)
Net deferred income tax liabilities	$(33,820)	$(32,251)

The Company’s tax assets and liabilities, netted by taxing location, are in the following captions in the balance sheets (in thousands):

	2012	2011

Current deferred income tax assets, net	$3,975	$3,728
Current deferred income tax liabilities, net	(5,994)	(3,230)
Noncurrent deferred income tax assets, net	7,989	5,418
Noncurrent deferred income tax liabilities, net	(39,790)	(38,167)
Net deferred income tax liabilities	$(33,820)	$(32,251)

The Company’s deferred tax assets at December 31, 2012 included $17.2 million in federal, state and foreign net operating loss (“NOL”) carryforwards. These NOLs include $7.8 million, which if not used will expire between the years 2013 and 2032, and $9.4 million that have no expiration dates. The Company also has foreign tax credit carryforwards of $0.1 million, of which $0.1 million has no expiration date.

For financial reporting purposes, a valuation allowance of $6.6 million has been recognized to reduce the deferred tax assets related to certain federal, state and foreign net operating loss carryforwards and other assets, for which it is more likely than not that the related tax benefits will not be realized, due to uncertainties as to the timing and amounts of future taxable income. The valuation allowance at December 31, 2011 was $4.7 million relating to the same items described above. Activity in the valuation allowance is summarized as follows for the years ended December 31 (in thousands):

	2012	2011	2010

Balance, at beginning of year	$4,691	$5,083	$4,857
Additions	2,062	1,058	499
Reversals	(191)	(1,352)	(570)
Other adjustments	12	(98)	297
Balance, at end of year	$6,574	$4,691	$5,083

The Company has recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries of approximately $261.3 million, which are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to the indefinitely reinvested profits is not feasible. A deferred tax asset is recognized only if we have definite plans to generate a U.S. tax benefit by repatriating earnings in the foreseeable future.

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

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010

Balance at January 1,	$1,050	$1,672	$2,624
Additions for tax positions of prior years related to acquisitions	3,145	–	–
Additions for tax positions of prior years	111	41	77
Reductions for tax positions of prior years	–	(238)	–
Lapse in statute of limitations	(1,162)	(406)	(1,076)
Foreign currency translation	26	(19)	47
Balance at December 31, total tax provision	$3,170	$1,050	$1,672

The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate was $1.0 million at December 31, 2012.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2012, 2011 and 2010, approximately $0.6 million, $0.1 million and $0.2 million, respectively, was accrued for interest.

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will change in 2013. The Company has certain tax return years subject to statutes of limitation that will expire within twelve months. Unless challenged by tax authorities, the expiration of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of approximately $0.4 million.

The Company is subject to taxation in the United States, various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2008.

9.           COMMITMENTS AND CONTINGENCIES

Leases

The Company leases a number of its administrative and operations facilities under non-cancellable operating leases expiring at various dates through 2030. In addition, the Company leases certain construction, automotive and computer equipment on a multi-year, monthly or daily basis. Rental expense in 2012, 2011 and 2010 was $18.7 million, $21.3 million and $20.0 million, respectively.

At December 31, 2012, the future minimum lease payments required under the non-cancellable operating leases were as follows (in thousands):

Year	Minimum Lease Payments
2013	$14,350
2014	11,082
2015	7,562
2016	4,139
2017	1,892
Thereafter	1,153
Total	$40,178

Litigation

The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such litigation, individually and in the aggregate, will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Purchase Commitments

The Company had no material purchase commitments at December 31, 2012.

Guarantees

The Company has entered into several contractual joint ventures in order to develop joint bids on contracts for its installation business. In these cases, the Company could be required to complete the joint venture partner’s portion of the contract if the partner were unable to complete its portion. The Company would be liable for any amounts for which the Company itself could not complete the work and for which a third-party contractor could not be located to complete the work for the amount awarded in the contract. While the Company would be liable for additional costs, these costs would be offset by any related revenues due under that portion of the contract. The Company has not previously experienced material adverse results from such arrangements. At December 31, 2012, the Company’s maximum exposure to its joint venture partners’ proportionate share of performance guarantees was $1.7 million. Based on these facts, while there can be no assurances, the Company currently does not anticipate any future material adverse impact on its consolidated financial position, results of operations or cash flows.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at December 31, 2012 on its consolidated balance sheet.

Retirement Plans

Substantially all of the Company’s U.S. employees are eligible to participate in one of the Company’s sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. Total Company contributions to the domestic plans were $3.5 million, $3.2 million and $3.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In addition, certain foreign subsidiaries maintain various other defined contribution retirement plans. Company contributions to such plans for the years ended December 31, 2012, 2011 and 2010 were $1.4 million, $1.2 million and $1.2 million, respectively.

In connection with the 2009 acquisition of Corrpro, the Company assumed an obligation associated with a contributory defined benefit pension plan sponsored by a subsidiary of Corrpro located in the United Kingdom. Employees of this Corrpro subsidiary no longer accrue benefits under the plan; however, Corrpro continues to be obligated to fund prior period benefits. Corrpro funds the plan in accordance with recommendations from an independent actuary and made contributions of $0.6 million and $0.9 million in 2012 and 2011, respectively. Both the pension expense and funding requirements for the years ended December 31, 2012 and 2011 were immaterial to the Company’s consolidated financial position and results of operations. The benefit obligation and plan assets at December 31, 2012 approximated $7.8 million and $9.1 million, respectively. The Company used a discount rate of 4.3% for the evaluation of the pension liability. The Company has recorded an asset associated with the overfunded status of this plan of approximately $1.3 million, which is included in other long-term assets on the consolidated balance sheet. The benefit obligation and plan assets at December 31, 2011 approximated $7.2 million and $7.6 million, respectively. Plan assets consist of investments in equity and debt securities as well as cash, which are primarily Level 2 investments under the fair value hierarchy of U.S. GAAP.

10.      DERIVATIVE FINANCIAL INSTRUMENTS

As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations or to hedge foreign currency cash flow transactions. For cash flow hedges, gain or loss is recorded in the consolidated statements of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were effective; therefore, no gain or loss was recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During each of the years ended December 31, 2012 and 2011, the Company recorded less than $0.1 million as a gain, on the consolidated statements of operations upon settlement of the cash flow hedges. During the year ended December 31, 2010, the Company recorded less than $0.1 million as a loss on the consolidated statement of operations upon settlement of the cash flow hedges. At December 31, 2012 and 2011, the Company recorded a net deferred loss of $1.4 million and $0.6 million, respectively, related to the cash flow hedges in other current liabilities and other comprehensive income on the consolidated balance sheets and on the foreign currency translation adjustment and derivative transactions line of the consolidated statements of equity.

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

The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs (in thousands):

Designation of Derivatives	Balance Sheet Location	December 31, 2012	December 31, 2011
Derivatives Designated as Hedging Instruments
Forward Currency Contracts	Other current liabilities	$9	$6
Interest Rate Swaps	Other long-term liabilities	764	545
	Total Liabilities	$773	$551

Derivatives Not Designated as Hedging Instruments
Forward Currency Contracts	Other current assets	$–	$9
	Total Assets	$–	9

Forward Currency Contracts	Other current liabilities	$585	$69
	Total Derivative Assets	–	9
	Total Derivative Liabilities	1,358	620
	Total Net Derivative Liability	$1,358	$611

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

The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Forward Currency Contracts	$594	–	$594	–
Interest Rate Swap	764	–	764	–
Total	$1,358	–	$1,358	–

	Total Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forward Currency Contracts	$9	–	$9	–
Total	$9	–	$9	–

Liabilities
Forward Currency Contracts	$75	–	$75	–
Interest Rate Swap	545	–	545	–
Total	$620	–	$620	–

The following table summarizes the Company’s derivative positions at December 31, 2012:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Canadian Dollar/USD	Sell	$14,890,000	0.3	1.00
Interest Rate Swap		$74,700,000	1.9

The Company had no significant transfers between Level 1, 2 or 3 inputs during 2012. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which are based on Level 2 inputs as previously defined.

11.       SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in three distinct markets: energy and mining, water and wastewater; and commercial and structural services. Management organizes the enterprise around differences in products and services, as well as by geographic areas. Within the water and wastewater market, the Company operates in three distinct geographies: North America, Europe and internationally outside of North America and Europe. As such, the Company is organized into five reportable segments: Energy and Mining, North American Water and Wastewater, European Water and Wastewater, Asia-Pacific Water and Wastewater and Commercial and Structural. Each segment is regularly reviewed and evaluated separately.

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

2012 and 2011 results by segment reflect $3.1 million and $6.4 million, respectively, of acquisition costs. The Company recorded these costs under “Acquisition-related expenses” on its consolidated statements of operations. Additionally, 2011 results include $2.2 million for restructuring charges. The 2011 restructuring charges were for severance related operating expenses associated with a reduction in force across the Company, a majority of which was paid in the third and fourth quarters. The Company does not expect any additional expense related to this reduction in force program. The Company recorded these charges under “Restructuring charges” on its consolidated statements of operations.

The following disaggregated financial results have been prepared using a management approach that is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. The Company evaluates performance based on stand-alone operating income (loss).

There were no customers that accounted for more than 10% of the Company’s revenues during any year in the three-year period ended December 31, 2012.

Financial information by segment was as follows at December 31 (in thousands):

	2012	2011	2010
Revenues:
Energy and Mining	$525,107	$433,230	$382,246
North American Water and Wastewater	317,338	357,507	413,828
European Water and Wastewater	72,534	87,017	74,260
Asia-Pacific Water and Wastewater	38,501	43,717	44,641
Commercial and Structural	74,483	17,114	—
Total revenues	$1,027,963	$938,585	$914,975

Operating income (loss):
Energy and Mining	$57,313	$35,011	$41,121
North American Water and Wastewater	22,057	6,749	40,831
European Water and Wastewater	2,117	6,000	5,013
Asia-Pacific Water and Wastewater	(11,501)	(2,512)	70
Commercial and Structural	9,136	(711)	—
Total operating income:	$79,122	$44,537	$87,035

Total assets:
Energy and Mining	$584,919	$479,194	$390,592
North American Water and Wastewater	268,097	281,353	310,839
European Water and Wastewater	65,637	62,791	60,861
Asia-Pacific Water and Wastewater	54,829	76,932	63,100
Commercial and Structural	142,561	128,358	—
Corporate	101,851	96,336	104,118
Discontinued Operations	—	—	3,800
Total assets:	$1,217,894	$1,124,964	$933,310

Capital expenditures:
Energy and Mining	$35,952	$11,375	$14,603
North American Water and Wastewater	3,023	3,378	13,256
European Water and Wastewater	2,737	1,798	1,768
Asia-Pacific Water and Wastewater	1,645	1,908	5,094
Commercial and Structural	443	43	—
Corporate	2,094	3,052	2,137
Total capital expenditures	$45,894	$21,554	$36,858

Depreciation and amortization:
Energy and Mining	$18,634	$16,613	$14,504
North American Water and Wastewater	8,886	9,405	9,796
European Water and Wastewater	1,808	2,007	2,047
Asia-Pacific Water and Wastewater	2,597	2,728	2,060
Commercial and Structural	4,509	1,183	—
Corporate	1,683	4,103	2,325
Total depreciation and amortization	$38,117	$36,039	$30,732

Financial information by geographic area was as follows at December 31 (in thousands):

	2012	2011	2010
Revenues:
United States	$600,159	$552,197	$604,372
Canada	180,283	178,739	139,632
Europe	86,883	102,471	87,616
Other foreign	160,638	105,178	83,355
Total revenues	$1,027,963	$938,585	$914,975

Operating income (loss)
United States	$37,995	$(2,212)	$40,172
Canada	31,376	31,892	30,958
Europe	6,196	9,391	9,041
Other foreign	3,555	5,466	6,864
Total operating income	$79,122	$44,537	$87,035

Long-lived assets: (1)
United States	$154,145	$146,487	$147,572
Canada	28,724	22,998	20,564
Europe	16,396	12,474	13,596
Other foreign	14,040	12,693	—
Total long-lived assets	$213,305	$194,652	$181,732

(1)	Long lived assets as of December 31, 2012, 2011 and 2010 do not include intangible assets, goodwill or deferred tax assets.

12.           SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data was as follows for the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2012:
Revenues	$230,594	$257,531	$265,155	$274,683
Gross profit	52,684	62,427	62,774	65,224
Operating income	10,899	18,363	26,142	23,718
Net income	6,724	11,498	19,544	14,895

Basic earnings per share:
Net income	$0.17	$0.29	$0.50	$0.38

Diluted earnings per share
Net income	$0.17	$0.29	$0.49	$0.38

Year ended December 31, 2011:
Revenues	$210,587	$224,985	$246,218	$256,795
Gross profit	41,174	45,840	52,629	63,481
Operating income	5,489	7,840	9,498	21,710
Net income	3,006	7,629	1,160	14,752

Basic earnings per share:
Net income	$0.08	$0.19	$0.03	$0.37

Diluted earnings per share
Net income	$0.08	$0.19	$0.03	$0.37

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2012. Management’s report is included in Item 8 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report is included in Item 8 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning this item is included in “Item 4A. Executive Officers of the Registrant” of this report and under the captions “Certain Information Concerning Director Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Corporate Governance Documents,” “Corporate Governance—Board Meetings and Committees—Audit Committee” and “Corporate Governance—Board Meetings and Committees—Audit Committee Financial Expert” in our Proxy Statement for our 2013 Annual Meeting of Stockholders (“2013 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

Information concerning this item is included under the captions “Executive Compensation,” “Compensation in Last Fiscal Year,” “Director Compensation,” “Corporate Governance—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning this item is included in Item 6 of this report under the caption “Equity Compensation Plan Information” and under the caption “Information Concerning Certain Stockholders” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information concerning this item is included under the caption “Corporate Governance—Independent Directors” in the 2013 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information concerning this item is included under the caption “Independent Auditors’ Fees” in the 2013 Proxy Statement and is incorporated herein by reference.

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

Dated: February 27, 2013	AEGION CORPORATION

	By:	/s/ J. Joseph Burgess
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

Signature	Title	Date

/s/ J. Joseph Burgess	Principal Executive Officer and	February 27, 2013
J. Joseph Burgess	Director

/s/ David A. Martin	Principal Financial Officer and	February 27, 2013
David A. Martin	Principal Accounting Officer

/s/ Stephen P. Cortinovis	Director	February 27, 2013
Stephen P. Cortinovis

/s/ Stephanie A. Cuskley	Director	February 27, 2013
Stephanie A. Cuskley

/s/ John P. Dubinsky	Director	February 27, 2013
John P. Dubinsky

/s/ Charles R. Gordon	Director	February 27, 2013
Charles R. Gordon

/s/ Juanita H. Hinshaw	Director	February 27, 2013
Juanita H. Hinshaw

/s/ M. Richard Smith	Director	February 27, 2013
M. Richard Smith

/s/ Alfred L. Woods	Director	February 27, 2013
Alfred L. Woods

/s/ Phillip D. Wright	Director	February 27, 2013
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

10.3
Amended and Restated 2001 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix C to the definitive proxy statement on Schedule 14A filed on April 16, 2003 in connection with the 2003 annual meeting of stockholders). (2)

10.4
Amended and Restated 2001 Non-Employee Director Equity Incentive Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed on April 16, 2003 in connection with the 2003 annual meeting of stockholders). (2)

10.5
2006 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix C to the definitive proxy statement on Schedule 14A filed on March 10, 2006 in connection with the 2006 annual meeting of stockholders), as amended on April 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 14, 2006). (2)

10.6
2009 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed on March 25, 2009, as revised on April 7, 2009, in connection with the 2009 annual meeting of stockholders). (2)

10.7
2006 Non-Employee Director Equity Incentive Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed on March 10, 2006 in connection with the 2006 annual meeting of stockholders). (2)

10.8
Employee Stock Purchase Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed on March 15, 2007 in connection with the 2007 annual meeting of stockholders). (2)

10.9
Senior Management Voluntary Deferred Compensation Plan of the Company, as amended and restated (incorporated by reference to Exhibit 10.13 to the annual report on Form 10-K for the year ended December 31, 2008). (2)

10.10
First Amendment to Senior Management Voluntary Deferred Compensation Plan of the Company, as amended and restated (incorporated by reference to Exhibit 10.10 to the annual report of Form 10-k for the year-ended December 31, 2011).

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

10.13	Form of Directors’ Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the annual report on Form 10-K for the year ended December 31, 2011).
10.14	Employment Letter between the Company and J. Joseph Burgess dated April 14, 2008 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on April 10, 2008). (2)
10.15
Employment Letter between the Company and Brian J. Clarke dated February 14, 2011 (incorporated by reference to Exhibit 10.16 to the annual report on Form 10-K for the year ended December 31, 2011). (2)

10.16
Employee Separation Agreement and Release between the Company and Holly S. Sharp, effective December 31, 2012 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on January 4, 2012). (2)

10.17
Credit Agreement among the Company and certain of its domestic subsidiaries and Bank of America, N.A.,  JP Morgan Chase Bank, N.A. and certain other lenders party thereto dated August 31, 2011 (the “Credit Agreement”)  (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.18	First Amendment to Credit Agreement, dated November 2, 2012 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on November 5, 2012).
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