Form 10-Q
period 2013-03-31
Aegion Corp
filed 2013-04-26
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

There were 39,122,532 shares of common stock, $.01 par value per share, outstanding at April 22, 2013.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (in thousands, except per share amounts)

	For the Quarters Ended March 31,
	2013	2012
Revenues	$231,652	$230,594
Cost of revenues	184,593	177,910
Gross profit	47,059	52,684
Operating expenses	41,778	41,210
Acquisition-related expenses	—	575
Operating income	5,281	10,899
Other income (expense):
Interest expense	(2,365)	(2,400)
Interest income	72	68
Other	(86)	413
Total other expense	(2,379)	(1,919)
Income before taxes on income	2,902	8,980
Taxes on income	466	2,483
Income before equity in earnings of affiliated companies	2,436	6,497
Equity in earnings of affiliated companies	902	652
Net income	3,338	7,149
Non-controlling interests	(626)	(425)
Net income attributable to Aegion Corporation	$2,712	$6,724

Earnings per share attributable to Aegion Corporation:
Basic:	$0.07	$0.17
Diluted:	$0.07	$0.17

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Quarters Ended March 31,
	2013	2012

Net income	$3,338	$7,149
Other comprehensive income:
Currency translation adjustments	(9,670)	3,383
Deferred gain (loss) on hedging activity, net of tax of $52 in 2013 and $(52) in 2012	78	(81)
Total comprehensive income (loss)	(6,254)	10,451
Less: comprehensive loss attributable to noncontrolling interests	(515)	(762)
Comprehensive income (loss) attributable to Aegion Corporation	$(6,769)	$9,689

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(in thousands, except share amounts)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$118,957	$133,676
Restricted cash	1,647	1,574
Receivables, net	209,071	237,234
Retainage	28,372	30,172
Costs and estimated earnings in excess of billings	78,476	70,515
Inventories	59,383	59,509
Prepaid expenses and other current assets	29,008	27,981
Total current assets	524,914	560,661
Property, plant & equipment, less accumulated depreciation	183,493	185,966
Other assets
Goodwill	272,728	273,661
Identified intangible assets, less accumulated amortization	159,789	162,278
Investments	19,674	19,181
Deferred income tax assets	7,904	7,989
Other assets	6,946	8,158
Total other assets	467,041	471,267

Total Assets	$1,175,448	$1,217,894

Liabilities and Equity
Current liabilities
Accounts payable	$69,638	$77,949
Accrued expenses	70,330	81,240
Billings in excess of costs and estimated earnings	21,320	31,552
Current maturities of long-term debt and line of credit	38,259	33,775
Total current liabilities	199,547	224,516
Long-term debt, less current maturities	212,345	221,848
Deferred income tax liabilities	39,768	39,790
Other non-current liabilities	16,031	15,620
Total liabilities	467,691	501,774
(See Commitments and Contingencies: Note 7)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 39,190,149 and 38,955,610, respectively	392	390
Additional paid‑in capital	255,098	257,209
Retained earnings	429,169	426,457
Accumulated other comprehensive income	5,779	15,260
Total stockholders’ equity	690,438	699,316
Non-controlling interests	17,319	16,804
Total equity	707,757	716,120

Total Liabilities and Equity	$1,175,448	$1,217,894

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
 (In thousands, except number of shares)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (loss)	Interests	Equity
BALANCE, December 31, 2011	39,352,375	$394	$260,680	$373,796	$5,862	$8,257	$648,989
Net income	—	—	—	6,724	—	425	7,149
Issuance of common stock including tax benefit	11,623	1	670	—	—	—	671
Restricted shares issued	251,054	2	—	—	—	—	2
Issurance of shares pursuant to restricted stock units	11,936	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	8,937	—	—	—	—	—	—
Forfeitures of restricted shares	(7,825)	—	—	—	—	—	—
Shares repurchased and retired	(367,028)	(4)	(6,033)	—	—	—	(6,037)
Equity-based compensation expense	—	—	1,541	—	—	—	1,541
Investment by non-controlling interests	—	—	—	—	—	3,920	3,920
Currency translation adjustment and derivative transactions, net	—	—	—	—	2,965	337	3,302
BALANCE, March 31, 2012	39,261,072	393	256,858	380,520	8,827	12,939	659,537

BALANCE, December 31, 2012	38,955,610	$390	$257,209	$426,457	$15,260	$16,804	$716,120
Net income	—	—	—	2,712	—	626	3,338
Issuance of common stock upon stock option exercises including tax benefit	29,511	0	634	—	—	—	634
Restricted shares issued	395,927	4	—	—	—	—	4
Issuance of shares pursuant to restricted stock units	10,661	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	3,171	—	—	—	—	—	—
Forfeitures of restricted shares	(4,693)	—	—	—	—	—	—
Shares repurchased and retired	(200,038)	(2)	(4,580)	—	—	—	(4,582)
Equity-based compensation expense	—	—	1,835	—	—	—	1,835
Currency translation adjustment and derivative transactions, net	—	—	—	—	(9,481)	(111)	(9,592)
BALANCE, March 31, 2013	39,190,149	392	255,098	429,169	5,779	17,319	707,757

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Quarters Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$3,338	$7,149
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	9,278	9,783
(Gain) loss on sale of fixed assets	(264)	13
Equity-based compensation expense	1,835	1,541
Deferred income taxes	365	836
Equity in earnings of affiliated companies	(902)	(652)
(Gain) loss on foreign currency transactions	129	(843)
Other	649	1,172
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	(73)	(677)
Receivables net, retainage and costs and estimated earnings in excess of billings	16,416	11,371
Inventories	(638)	126
Prepaid expenses and other assets	(1,544)	2,353
Accounts payable and accrued expenses	(26,379)	(13,308)
Other operating	1,381	319
Net cash provided by operating activities	3,591	19,183

Cash flows from investing activities:
Capital expenditures	(4,988)	(11,447)
Proceeds from sale of fixed assets	709	2,714
Patent expenditures	(211)	(219)
Receipt of cash from Hockway sellers due to final net working capital requirements	—	1,048
Purchase of Fyfe Latin America, net of cash acquired	—	(3,048)
Purchase of Fyfe North America	—	(532)
Net cash used in investing activities	(4,490)	(11,484)

Cash flows from financing activities:
Proceeds from issuance of common stock, including tax effects	638	671
Repurchase of common stock	(4,582)	(6,037)
Investments from noncontrolling interests	—	3,920
Proceeds on notes payable	1,359	—
Principal payments on notes payable	—	(633)
Proceeds from line of credit	—	26,000
Proceeds from long-term debt	—	983
Principal payments on long-term debt	(6,250)	(6,250)
Net cash provided by (used in) financing activities	(8,835)	18,654
Effect of exchange rate changes on cash	(4,985)	(2,032)
Net increase (decrease) in cash and cash equivalents for the period	(14,719)	24,321
Cash and cash equivalents, beginning of period	133,676	106,129
Cash and cash equivalents, end of period	$118,957	$130,450

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     GENERAL

The accompanying unaudited consolidated financial statements of Aegion Corporation and its subsidiaries (collectively, “Aegion” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of March 31, 2013 and the results of operations, comprehensive income, statements of equity and cash flows for the quarters ended March 31, 2013 and 2012. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X. Consequently, the unaudited consolidated financial statements do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2013. Additionally, certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for the quarter ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

Acquisitions/Strategic Initiatives

Energy and Mining Segment Reportable Segment

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

Commercial and Structural Reportable Segment

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

In January 2012, the Company purchased Fyfe Group’s Latin American operations (“Fyfe LA”), which included all of the equity interests of Fyfe Latin America S.A., a Panamanian entity (and its interest in various joint ventures located in Peru, Costa Rica, Chile and Colombia), Fyfe – Latin America S.A. de C.V., an El Salvadorian entity, and Fibrwrap Construction Latin America S.A., a Panamanian entity. The cash purchase price at closing was $2.3 million. During the first quarter of 2012, the Company paid the sellers an additional $1.1 million based on a preliminary working capital adjustment. An annual payout can be earned based on the achievement of certain performance targets over the three-year period ending December 31, 2014 (the “Fyfe LA earnout”). Fyfe LA provides Fibrwrap® installation services throughout Latin America, as well as provides product and engineering support to installers and applicators of fiber reinforced polymer systems in Latin America. The purchase price was funded out of the Company’s cash balances.

Purchase Price Accounting

The Company completed its accounting for Fyfe LA at December 31, 2012. During the first quarter of 2013, the Company has completed its accounting for the acquisition of Fyfe Asia. These acquisitions made the following contributions to the Company’s revenues and profits during the first quarter of 2013 and 2012, respectively (in thousands):

	Quarter Months Ended March 31,
	2013	2012(1)
Revenues	$3,151	$275
Net income(1)	(169)	(25)

 (1) The quarter ended March 31, 2012 only includes contributions from Fyfe LA as Fyfe Asia was acquiring in April 2012

The following unaudited pro forma summary presents combined information of the Company as if the Fyfe Asia and Fyfe LA acquisitions had occurred on January 1, 2012 (in thousands):

Quarter Ended March 31, 2012

Revenues	$230,593
Net income(1)	6,724

(1)    Includes pro-forma adjustments for purchase price depreciation and amortization as if those intangibles were recorded as of January 1, of the year preceding the respective acquisition date.

The following table summarizes the consideration recorded to acquire Fyfe Asia at its acquisition date (in thousands):

Total cash consideration recorded(1)	$40,144

(1) Includes the cash purchase price at closing of $40.7 million plus a final working capital adjustment of $0.6 million, which was returned to the Company during the fourth quarter of 2012.

The following table summarizes the fair value of identified assets and liabilities of Fyfe Asia at its acquisition date (in thousands):

Cash	$1,303
Receivables and cost and estimated earnings in excess of billings	9,022
Inventories	–
Prepaid expenses and other current assets	1,262
Property, plant and equipment	938
Identified intangible assets	14,130
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(4,109)
Deferred tax liabilities	(2,410)
Total identifiable net assets	$20,136

Total consideration recorded	40,144
Less: total identifiable net assets	20,136
Goodwill at March 31, 2013	$20,008

The following adjustments were made during the quarter ended March 31, 2013, after the acquisition of Fyfe Asia as the Company continued its purchase price accounting (in thousands):

Total identifiable net assets at December 31, 2012	$20,342
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	206
Total identifiable net assets at March 31, 2013	20,136

Goodwill at December 31, 2012	$19,802
Increase in goodwill related to acquisition	206
Goodwill at March 31, 2013	$20,008

2.     ACCOUNTING POLICIES

Revenues

Revenues include construction, engineering and installation revenues that are recognized using the percentage-of-completion method of accounting in the ratio of costs incurred to estimated final costs. Revenues from change orders, extra work and variations in the scope of work are recognized when it is probable that they will result in additional contract revenue and when the amount can be reliably estimated.  As of March 31, 2013, the Company recorded revenue of approximately $3.1 million related to claims which have been determined to be probable and reliably estimated. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and equipment costs. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. If material, the effects of any changes in estimates are disclosed in the notes to the consolidated financial statements. When estimates indicate that a loss will be incurred on a contract, a provision for the expected loss is recorded in the period in which the loss becomes evident.

Foreign Currency Translation

For the Company’s international subsidiaries, the local currency is generally the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates. The cumulative translation adjustment resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in total stockholders’ equity. Net foreign exchange transaction gains (losses) are included in other income (expense) in the consolidated statements of operations. The Company determined the further breakout of accumulated other comprehensive income on the income statement was immaterial to the Financial Statements to the Company.

The Company’s accumulated other comprehensive income is comprised of three main components: (i) currency translation; (ii) derivatives; and (iii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom. The significant majority of the activity during any given period is related to the currency translation adjustment.

As of March 31, 2013 and 2012, the Company had $6.6 million and $9.9 million, respectively, related to currency translation adjustments, $(0.6) million and $(0.7) million related to derivative transactions, respectively, and $(0.2) million and $(0.4) million, respectively, related to pension activity in accumulated other comprehensive income (loss).

Investments in Affiliated Companies

The Company holds one-half of the equity interests in Insituform Rohrsanierungstechniken GmbH (“Insituform-Germany”), through our indirect subsidiary, Insituform Technologies Limited (UK). The Company, through its subsidiary, The Bayou Companies, LLC (“Bayou”), owns a forty-nine percent (49%) equity interest in Bayou Coating, L.L.C. (“Bayou Coating”). The Company, through our indirect subsidiary, Insituform Technologies Netherlands BV, owns a forty-nine percent (49%) equity interest in WCU Corrosion Technologies Pte. Ltd. Starting in January 2014, and solely during the month of January in each calendar year thereafter, the Company’s equity partner in Bayou Coating, Stupp Brothers Inc. (“Stupp”), has the option to acquire (i) the assets of Bayou Coating at their book value as of the end of the prior fiscal year, or (ii) the equity interest of Bayou in Bayou Coating at forty-nine percent (49%) of the value of Bayou Coating, as of the end of the fiscal year, with such book value to be determined on the basis of Bayou Coating’s federal information tax return for such fiscal year. At this point, the Company does not have any indication of Stupp’s intent to exercise the call option.

Investments in entities in which the Company does not have control or is not the primary beneficiary of a variable interest entity, and for which the Company has 20% to 50% ownership or has the ability to exert significant influence, are accounted for by the equity method. At March 31, 2013 and December 31, 2012, the investments in affiliated companies on the Company’s consolidated balance sheets were $19.7 million and $19.2 million, respectively.

Net income presented below for the quarters ended March 31, 2013 and 2012 includes Bayou Coating’s forty-one percent (41%) interest in Delta Double Jointing, LLC (“Bayou Delta”), which is eliminated for purposes of determining the Company’s equity in earnings of affiliated companies because Bayou Delta is consolidated in the Company’s financial statements as a result of its additional ownership through another Company subsidiary.

The Company’s equity in earnings of affiliated companies for all periods presented below includes acquisition-related depreciation and amortization expense and is net of income taxes associated with these earnings. Financial data for these investments in affiliated companies for the quarters ended March 31, 2013 and 2012 are summarized in the following table (in thousands):

Income statement data	2013	2012

Revenue	$27,949	$27,625
Gross profit	7,446	7,023
Net income	3,386	2,974
Equity in earnings of affiliated companies	902	652

Investments in Variable Interest Entities

The Company evaluates all transactions and relationships with variable interest entities (“VIE”) to determine whether the Company is the primary beneficiary of the entities in accordance with FASB ASC 810, Consolidation.

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

Based on its evaluation of the above factors and judgments, as of March 31, 2013, the Company consolidated any VIEs in which it was the primary beneficiary. Also, as of March 31, 2013, the Company had significant interests in certain VIEs primarily through its joint venture arrangements for which the Company was not the primary beneficiary. There have been no changes in the status of the Company’s VIE or primary beneficiary designations that occurred during the first quarter of 2013.

Financial data for consolidated variable interest entities at March 31, 2013 and December 31, 2012 and for the quarters ended March 31, 2013 and  2012 are summarized in the following table (in thousands):

Balance sheet data	2013	2012

Current assets	$52,119	$65,251
Non-current assets	47,840	47,086
Current liabilities	29,086	45,604
Non-current liabilities	26,117	23,169

Income statement data	2013	2012

Revenue	$19,272	$17,252
Gross profit	3,751	2,854
Net income	1,056	633

The Company’s non-consolidated variable interest entities are accounted for under the equity method of accounting and discussed further in the “Investments in Affiliated Companies” section of Note 2 of this report.

Newly Adopted Accounting Pronouncements

ASU No. 2013-01 updates standard ASU No. 2011-11 and provides guidance to implement the balance sheet offsetting disclosures that require the presentation of gross and net information about transactions that are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether the transactions are actually offset in the statement of financial position. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Refer to Note 8 for discussion of the new accounting pronouncement.

ASU No. 2013-02 generally provides guidance to improve the reporting of reclassifications out of accumulated other comprehensive income to various components in the income statement. This standard requires an entity to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company evaluated this pronouncement effective January 1, 2013 and determined the further breakout of accumulated other comprehensive income is immaterial to the financial statements to the Company. Refer to Note 8 for discussion of the new accounting pronouncement.

3.     SHARE INFORMATION

Earnings per share have been calculated using the following share information:

	Quarters Ended March 31,
	2013	2012
Weighted average number of common shares used for basic EPS	38,878,208	39,196,634
Effect of dilutive stock options and restricted and deferred stock unit awards	408,226	301,484
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	39,286,434	39,498,118

The Company excluded 161,985 and 291,356 stock options for the quarters ended March 31, 2013 and 2012, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

4.     GOODWILL AND INTANGIBLE ASSETS

Goodwill

Our recorded goodwill by reporting segment was as follows at March 31, 2013 and December 31, 2012 (in millions):

	2013	2012
Energy and Mining	$77.9	$78.1
North American Water and Wastewater	101.8	101.9
International Water and Wastewater	27.3	28.1
Commercial and Structural	65.7	65.6
Total goodwill	$272.7	$273.7

The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at March 31, 2013 (in millions):

	Energy and Mining	North American Water and Wastewater	International Water and Wastewater	Commercial and Structural	Total
Beginning balance at January 1, 2013	$78.1	$101.9	$28.1	$65.6	$273.7
Additions to goodwill through acquisitions (1)	–	–	–	0.2	0.2
Foreign currency translation	(0.2)	(0.1)	(0.8)	(0.1)	(1.2)
Goodwill at end of period(2)	$77.9	$101.8	$27.3	$65.7	$272.7

(1)	During 2013, the Company recorded an increase of goodwill of $0.2 million related to the Fyfe Asia acquisition.
(2)	The Company does not have any accumulated impairment charges.

Intangible Assets

Intangible assets at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	As of March 31, 2013				As of December 31, 2012
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	7.0	$3,922	$(2,861)	$1,061	$3,925	$(2,821)	$1,104
Backlog	—	5,191	(5,191)	—	5,196	(5,196)	—
Leases	13.5	2,070	(365)	1,705	2,067	(331)	1,736
Trademarks	16.9	21,836	(3,680)	18,156	21,810	(3,417)	18,393
Non-competes	—	740	(740)	—	740	(740)	—
Customer relationships	14.5	126,111	(21,426)	104,685	126,301	(19,684)	106,617
Patents and acquired technology	18.1	55,207	(21,025)	34,182	55,672	(21,244)	34,428
		$215,077	$(55,288)	$159,789	$215,711	$(53,433)	$162,278

Amortization expense was $2.6 million and $2.7 million for the quarters ended March 31, 2013 and 2012, respectively. Estimated amortization expense by year is as follows (in thousands):

2013	$10,582
2014	10,686
2015	10,686
2016	10,667
2017	10,646

5.     LONG-TERM DEBT AND CREDIT FACILITY

Financing Arrangements

On August 31, 2011, the Company entered into a new $500.0 million credit facility (the “Credit Facility”) with a syndicate of banks, with Bank of America, N.A. serving as the administrative agent and JPMorgan Chase Bank, N.A. serving as the syndication agent. The Credit Facility consists of a $250.0 million five-year revolving credit line and a $250.0 million five-year term loan facility. Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.50% to 2.50% depending on the Company’s consolidated leverage ratio. The Company also can opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of March 31, 2013 was approximately 2.53%.

The Company’s total indebtedness at March 31, 2013 consisted of $212.5 million outstanding from the original $250.0 million term loan under the Credit Facility, $26 million on the line of credit under the Credit Facility and $0.1 million of third party notes and bank debt. Additionally, Wasco Energy loaned Bayou Wasco Insulation, LLC (“Bayou Wasco”) $6.9 million for the purchase of capital assets in 2012 and 2013, which was designated in the consolidated financial statements as third-party debt. In connection with the formation of Bayou Perma-Pipe Canada, Ltd. (“BPPC”), the Company and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January, 2012, the Company and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. As of March 31, 2013, $4.1 million of the additional $6.2 million has been funded. As of March 31, 2013, $5.1 million of the total amount was designated in the consolidated financial statements as third-party debt.

As of March 31, 2013, the Company had $18.6 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $9.8 million was collateral for the benefit of certain of our insurance carriers and $8.8 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

The Company’s total indebtedness at December 31, 2012 consisted of $218.8 million outstanding from the original $250.0 million term loan under the Credit Facility, $26.0 million on the line of credit under the Credit Facility and $0.1 million of third party notes and bank debt. Additionally, Wasco Energy loaned Bayou Wasco $5.5 million for the purchase of capital assets in 2012, which was designated in the consolidated financial statements as third-party debt. In connection with the formation of BPPC, the Company and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January 2012, the Company and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. As of December 31, 2012, $4.1 million of the additional $6.2 million had been funded. As of December 31, 2012, $5.2 million of the total amount was designated in the Company’s consolidated financial statements as third-party debt.

At March 31, 2013 and December 31, 2012, the estimated fair value of the Company’s long-term debt was approximately $247.4 million and $253.6 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 8 of this report.

In November 2011, the Company entered into an interest rate swap agreement, for a notional amount of $83.0 million, which is set to expire in November 2014. The swap notional amount mirrors the amortization of $83.0 million of the Company’s original $250.0 million term loan from the Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 0.89% calculated on the amortizing $83.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $83.0 million notional amount. The annualized borrowing rate of the swap at March 31, 2013 was approximately 2.20%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $83.0 million portion of the Company’s term loan from the Credit Facility. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.

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

Consolidated financial leverage ratio compares consolidated funded indebtedness to Credit Facility defined income. The initial maximum amount was not to initially exceed 2.75 to 1.00 and will decrease periodically at scheduled reporting periods to not more that 2.25 to 1.00 beginning with the quarter ending June 30, 2014. At March 31, 2013, the Company’s consolidated financial leverage ratio was 2.09 to 1.00 and, using the current Credit Facility defined income, the Company had the capacity to borrow up to approximately $78.8 million of additional debt.

Consolidated fixed charge coverage ratio compares Credit Facility defined income to Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At March 31, 2013, the Company’s fixed charge coverage ratio was 1.51 to 1.00.

Credit Facility defined consolidated net worth of the Company shall not at any time be less than the sum of 80% of the Credit Facility defined consolidated net worth as of December 31, 2010, increased cumulatively on a quarterly basis by 50% of consolidated net income, plus 100% of any equity issuances. The current minimum consolidated net worth is $529.5 million. At March 31, 2013, the Company’s consolidated net worth was $690.4 million.

At March 31, 2013, the Company was in compliance with all of its debt and financial covenants as required under the Credit Facility.

6.     STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

Share Repurchase Plan

In December 2012, the Company’s Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock to be made during 2013. This amount constituted the maximum open market repurchases currently authorized in any calendar year under the terms of the Credit Facility.

In addition to the open market repurchases, the Company also is authorized to purchase up to $5.0 million of the Company’s common stock in each calendar year in connection with the Company’s equity compensation programs for employees and directors. The participants in the Company’s equity plans may surrender shares of previously issued common stock in satisfaction of tax obligations arising from the vesting of restricted stock awards under such plans, in connection with the exercise of stock option awards and with the lapse of restricted periods of deferred stock unit awards. The deemed price paid is the closing price of the Company’s common stock on the Nasdaq Global Select Market on the date that the restricted stock vests, the shares of the Company’s common stock are surrendered in exchange for stock option exercises or the lapse of the restricted periods of deferred stock unit awards.

During the first quarter of 2013, the Company acquired 151,063 shares of the Company’s common stock for $3.4 million ($22.82 average price per share) through the open market repurchase program and 48,975 shares of the Company’s common stock for $1.1 million ($23.38 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock and distribution of deferred stock units. Once repurchased, the Company immediately retired all such shares.

Equity-Based Compensation Plans

At March 31, 2013, the Company had two active equity-based compensation plans under which awards may be made, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. The Company’s 2009 Employee Equity Incentive Plan (the “2009 Employee Plan”) has 2,500,000 shares of the Company’s common stock registered for issuance and, at March 31, 2013, 322,910 shares of common stock remained available for issuance. In order to determine shares available for issuance, the Company assumed the issuance of shares pursuant to outstanding restricted performance unit awards were issued at the target level. The Company’s 2011 Non-Employee Director Equity Incentive Plan (“2011 Director Plan”) has 250,000 shares of the Company’s common stock registered for issuance and, at March 31, 2013, 208,266 shares of common stock remained available for issuance.

Stock Awards

Stock awards, which include shares of restricted stock, restricted stock units and restricted performance units, are awarded from time to time to executive officers and certain key employees of the Company. Stock award compensation is recorded based on the award date fair value and charged to expense ratably through the requisite service period. The forfeiture of unvested restricted stock, restricted stock units and restricted performance units causes the reversal of all previous expense recorded as a reduction of current period expense.

A summary of stock award activity during the quarter ended March 31, 2013 follows:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2013	701,918	$19.42
Restricted shares awarded	395,927	24.18
Restricted stock and performance units awarded	112,401	25.11
Restricted shares distributed	(166,076)	21.72
Restricted stock and performance units distributed	(10,661)	20.45
Restricted shares forfeited	(4,693)	18.11
Restricted stock and performance units forfeited	(3,222)	18.11
Outstanding at March 31, 2013	1,025,594	$21.51

Expense associated with stock awards was $1.2 million and $1.0 million in the quarters ended March 31, 2013 and 2012, respectively. Unrecognized pre-tax expense of $17.0 million related to stock awards is expected to be recognized over the weighted average remaining service period of 3.7 years for awards outstanding at March 31, 2013.

Deferred Stock Unit Awards

Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.

A summary of deferred stock unit activity during the quarter ended March 31, 2013 follows:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2013	181,518	$19.06
Awarded	–	–
Shares distributed	(3,171)	21.78
Forfeited	–	–
Outstanding at March 31, 2013	178,347	$19.01

There was no expense associated with awards of deferred stock units in the quarters ended March 31, 2013 or 2012.

Stock Options

Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of stock option activity during the quarter ended March 31, 2013 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	1,223,618	$18.49
Granted	29,025	25.11
Exercised	(29,511)	20.14
Canceled	(3,150)	19.41
Outstanding at March 31, 2013	1,219,982	$18.61
Exercisable at March 31, 2013	939,209	$17.92

Expense associated with stock option grants was $0.6 million in the quarters ended March 31, 2013 and 2012, respectively. Unrecognized pre-tax expense of $2.2 million related to stock option grants is expected to be recognized over the weighted average remaining contractual term of 1.8 years for awards outstanding at March 31, 2013.

Financial data for stock option exercises for the quarters ended March 31, 2013 and 2012 are summarized in the following table (in thousands):

	2013	2012

Amount collected from stock option exercises	$738	$207
Total intrinsic value of stock option exercises	143	52
Tax benefit of stock option exercises recorded in additional paid-in-capital	55	6

Aggregate intrinsic value of outstanding stock options	3,893	2,305
Aggregate intrinsic value of exercisable stock options	2,959	2,298

The intrinsic value calculations are based on the Company’s closing stock price of $23.15 and $17.83 on March 31, 2013 and 2012, respectively.

The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. The fair value of stock options awarded during the first quarters of 2013 and 2012 were estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

	For the Quarter Ended March 31,
	2013		2012
	Range	Weighted Average	Range	Weighted Average
Weighted average grant-date fair value	n/a	$12.92	n/a	$8.19
Volatility	49.8%	49.8%	45.2%	45.2%
Expected term (years)	7.0	7.0	7.0	7.0
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free rate	1.1%	1.1%	1.5%	1.5%

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

Purchase Commitments

The Company had no material purchase commitments at March 31, 2013.

Guarantees

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at March 31, 2013 on its consolidated balance sheet.

8.     DERIVATIVE FINANCIAL INSTRUMENTS

As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations or to hedge foreign currency cash flow transactions. For cash flow hedges, gain or loss is recorded in the consolidated statements of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were effective; therefore, no gain or loss was recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During each of the quarters ended March 31, 2013 and 2012, the Company recorded less than $0.1 million as a gain on the consolidated statement of operations in the other income (expense) line item upon settlement of the cash flow hedges. At March 31, 2013, the Company recorded a net deferred loss of $0.6 million related to the cash flow hedges in other current liabilities and other comprehensive income on the consolidated balance sheets and on the foreign currency translation adjustment and derivative transactions line of the consolidated statements of equity. The Company presents derivative instruments in the Conolidated Financial Statements on a gross basis. Based on the Company’s individual counterparties, its gross and net difference of financial position are immaterial to the financial statements.

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

The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs (in thousands):

Designation of Derivatives	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives Designated as Hedging Instruments

Forward Currency Contracts	Other current assets	$66	$–
	Total Assets	$66	$–

Forward Currency Contracts	Other current liabilities	$–	$9
Interest Rate Swaps	Other long-term liabilities	643	764
	Total Liabilities	$643	$773

Derivatives Not Designated as Hedging Instruments

Forward Currency Contracts	Other current liabilities	$176	$585
	Total Derivative Assets	66	–
	Total Derivative Liabilities	819	1,358
	Total Net Derivative Liability	$753	$1,358

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

The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Forward Currency Contracts	$66	–	$66	–
Total	$66	–	$66	–

Liabilities
Forward Currency Contracts	$176	–	$176	–
Interest Rate Swap	643	–	643	–
Total	$819	–	$819	–

	Total Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Forward Currency Contracts	$594	–	$594	–
Interest Rate Swap	764	–	764	–
Total	$1,358	–	$1,358	–

The following table summarizes the Company’s derivative positions at March 31, 2013:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Canadian Dollar/USD	Sell	$13,410,000	0.7	1.0
Interest Rate Swap		$70,550,000	1.7

The Company had no significant transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2013. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value and are based on Level 2 inputs as previously defined.

In accordance with FASB ASC 820, the Company determined that the Fyfe LA Earnout and the potential earnout payable in connection with the Company's acquisition of CRTS, Inc. (the “CRTS Earnout”) are derived from Level 3 inputs. Key assumptions include the use of a discount rate and a probability-adjusted level of profit derived from each entity. As of March 31, 2013, the Company recorded $6.0 million and $0.3 million as a fair value estimate of the liability associated with the CRTS Earnout and Fyfe LA Earnout, respectively.

9.     SEGMENT REPORTING

The Company operates in three distinct markets: energy and mining; water and wastewater; and commercial and structural services. Management organizes the Company around differences in products and services, as well as by geographic areas. Within the water and wastewater market, the Company operates in two distinct geographies: North America and internationally outside of North America. As such, the Company is organized into four reportable segments: Energy and Mining; North American Water and Wastewater; International Water and Wastewater; and Commercial and Structural. Each segment is regularly reviewed and evaluated separately.

Prior to the first quarter of 2013, the Company previously considered European Water and Wastewater and Asia Pacific Water and Wastewater to be separate reportable segments. Based on an internal management reorganization, the Company has combined the previously reported European Water and Wastewater and Asia Pacific Water and Wastewater for all periods presented into International Water and Wastewater.

The quarter ended March 31, 2012 results include $0.6 million for costs incurred related to the acquisitions of Fyfe LA and Fyfe Asia. The Company recorded these costs under “Acquisition-related expenses” on its consolidated statements of operations.

The following disaggregated financial results have been prepared using a management approach that is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. The Company evaluates performance based on stand-alone operating income (loss).

Financial information by segment was as follows (in thousands):

	Quarters Ended March 31,
	2013	2012
Revenues:
Energy and Mining	$114,366	$115,038
North American Water and Wastewater	77,641	74,338
International Water and Wastewater	26,155	26,671
Commercial and Structural	13,490	14,547
Total revenues	$231,652	$230,594

Gross profit:
Energy and Mining	$23,188	$26,899
North American Water and Wastewater	14,450	14,571
International Water and Wastewater	4,711	3,606
Commercial and Structural	4,710	7,608
Total gross profit	$47,059	$52,684

Operating income (loss):
Energy and Mining	$3,914	$7,440
North American Water and Wastewater	3,725	4,190
International Water and Wastewater	(1,163)	(2,078)
Commercial and Structural	(1,195)	1,347
Total operating income:	$5,281	$10,899

The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands)

	Quarters Ended March 31,
	2013	2012
Revenues:
United States	$144,423	$144,322
Canada	39,394	44,390
Europe	22,651	19,943
Other foreign	25,184	21,939
Total revenues	$231,652	$230,594

Gross Profit:
United States	$28,034	$35,967
Canada	9,303	11,299
Europe	5,003	4,443
Other foreign	4,719	975
Total revenues	$47,059	$52,684

Operating income (loss)
United States	$(1,643)	$5,641
Canada	5,748	6,636
Europe	868	352
Other foreign	308	(1,730)
Total operating income	$5,281	$10,899

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

We believe that certain accounting policies could potentially have a more significant impact on our consolidated financial statements, either because of the significance of the consolidated financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting policies can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. We make forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q that represent our beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to us and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 27, 2013, and in our subsequent Quarterly Reports on Form 10-Q, including this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by us from time to time in our periodic filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by us in this report are qualified by these cautionary statements.

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

Our Company is built on the premise that it is possible to use technology to extend the structural design life and maintain, if not improve, the performance of a pipe. We’re proving today this expertise can be applied in a variety of markets to protect pipelines in oil, gas and mining applications and extending this to the rehabilitation of commercial structures. Many types of infrastructure must be protected from the corrosive and abrasive materials that pass through or near them. Our expertise in non-disruptive corrosion engineering and abrasion protection is now wide-ranging, opening new markets for growth. We have a long history of product development and intellectual property management. We manufacture most of the engineered solutions we create as well as the specialized equipment required to install them. Finally, decades of experience give us an advantage in understanding municipal, energy, mining, industrial and commercial customers. Strong customer relationships and brand recognition allow us to support the expansion of existing and innovative technologies into new high growth end markets.

We originally incorporated in Delaware in 1980 to act as the exclusive United States licensee of the Insituform® cured-in-place pipe (“CIPP”) process, which Insituform’s founder invented in 1971. The Insituform® CIPP process served as the first trenchless technology for rehabilitating sewer pipelines and has enabled municipalities and private industry to avoid the extraordinary expense and extreme disruption that can result from conventional “dig-and-replace” methods. For the past 40 years, we have maintained our leadership position in the CIPP market from manufacturing, to technological innovations and market share.

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

We are organized into four reportable segments: Energy and Mining, North American Water and Wastewater, International Water and Wastewater and Commercial and Structural. We regularly review and evaluate our reportable segments. Market changes between the segments are typically independent of each other, unless a macroeconomic event affects the water and wastewater rehabilitation markets, the oil, mining and gas markets and the commercial and structural markets concurrently. These changes exist for a variety of reasons, including, but not limited to, local economic conditions, weather-related issues and levels of government funding.

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

Acquisitions/Strategic Initiatives

On January 4, 2012, we purchased Fyfe Group’s Latin American operations (“Fyfe LA”), which included all of the equity interests of Fyfe Latin America S.A., a Panamanian entity (and its interest in various joint ventures located in Peru, Costa Rica, Chile and Colombia), Fyfe – Latin America S.A. de C.V., an El Salvadorian entity, and Fibrwrap Construction Latin America S.A., a Panamanian entity. The purchase price was $2.3 million in cash at closing with the sellers able to earn an additional payout both annually upon achievement of certain performance targets over the three-year period ending December 31, 2014 (the “Fyfe LA Earnout”) and upon completion of 2011 and 2012 audited financials based upon a multiple of EBITDA calculation. During the first quarter of 2012, we paid the sellers an additional $1.1 million based on a preliminary working capital adjustment. Fyfe LA provides Fibrwrap installation services throughout Latin America, as well as product and engineering support to installers and applicators of the fiber reinforced polymer systems in Latin America. The purchase price was funded out of our cash balances. Fyfe LA is included in our Commercial and Structural reportable segment.

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

See Note 1 to the financial statements contained in this report for further discussion regarding these acquisitions.

Prior to the first quarter of 2013, we previously considered European Water and Wastewater and Asia Pacific Water and Wastewater to be separate reportable segments. Based on an internal management reorganization, we have combined the previously reported European Water and Wastewater and Asia Pacific Water and Wastewater for all periods presented into International Water and Wastewater.

Results of Operations – Quarters Ended March 31, 2013 and 2012

Overview – Consolidated Results

Key financial data for our consolidated operations was as follows (dollars in thousands):

	Quarters Ended March 31,		Increase (Decrease)
	2013	2012	$	%
Revenues	$231,652	$230,594	$1,058	0.5%
Gross profit	47,059	52,684	(5,625)	(10.7)
Gross profit margin	20.3%	22.8%	n/a	(250	) bp
Operating expenses	41,778	41,210	568	1.4
Acquisition-related expenses	—	575	(575)	(100.0)
Operating income	5,281	10,899	(5,618)	(51.5)
Operating margin	2.3%	4.7%	n/a	(240	) bp
Net income	2,712	6,724	(4,012)	(59.7)
Non-GAAP Operating Income	5,281	11,474	(6,193)	(54.0)

The decrease in consolidated income from operations for the first quarter of 2013 compared to the prior year quarter was primarily a result of significant impacts from adverse weather conditions in North America, impacting our operations across all three segments operating in North America. Our Commercial and Structural segment experienced numerous customer driven project delays across the United States and Asia as well. Project timing also played a major factor in the performance of the Energy and Mining segment during the first quarter. First, our industrial linings operation experienced a decline of $0.6 million due to production softness on the Morocco project due to the pipeline contractor slowdown, coupled with certain pipe connection complications, which are being resolved. Next, our robotics operations lost $1.5 million during the quarter due to two significant South American projects that slipped into the second and third quarters of 2013. Finally, to a lesser extent, our Canadian coating operations experienced slowness during the first quarter of 2013 related to timing of pipeline maintenance needs from customers in the oil sands.

Energy and Mining operating income declined year over year due principally to poorer performance from the coatings and robotics operations, due to the factors discussed above, coupled with significant cost overruns on certain welding operations projects, which impacted gross margins. Our cathodic protection business delivered strong operating profit improvements on 6.5% revenue growth due to both the United States and Canadian operations having strong workable backlog to begin 2013. In addition, our cathodic protection operations had strong margin performance from several projects in the Southwest United States. Our industrial linings operations delivered essentially flat profit year over year, despite lower than expected profitability on the Morocco project, as a result of continued strong performance by the US, Canadian and Middle East operations.

North American Water and Wastewater was slightly below the prior year performance due to severe weather delays in Canada and the Midwestern United States. Partially offsetting the weather impacts were stronger performance in the Eastern United States region, where we experienced significant improvement in project execution and margin performance, and solid contribution of a large diameter project in Texas during the first quarter of 2013. Due to continued good quality and safety performance, we were able to reduce overall casualty insurance reserves, which also contributed to our gross margin levels. International Water and Wastewater improved over the prior year performance due to improved performance by certain contracting operations in Europe, notably Spain, coupled with increased third party manufacturing contribution. The Asian operation improved in the first quarter of 2013 due to the lack of large project write-downs in Singapore compared to the first quarter of 2012 and strong execution with project work in Malaysia. The Australian operation’s results were tempered for the first quarter of 2013 due to adverse weather impacts in Brisbane.

Our Commercial and Structural segment had the largest impact of weather and customer driven project delays in the first quarter of 2013, and it resulted in an operating loss of $1.2 million for the first quarter of 2013, down from a $1.3 million profit in the first quarter of 2012, which included $0.6 million of acquisition related expenses. There were numerous projects which were delayed for a variety of reasons, including a shift of a large project’s maintenance schedule from the first quarter of 2013 to the third quarter of 2013. This project’s delay impacted the anticipated first quarter 2013 profitability by approximately $1.1 million. The Commercial and Structural segment’s Asian operation also continued to experience project start-up delays in Singapore and Hong Kong, due to a variety of reasons, most notably labor shortages affecting many of the general contractors we work with in those markets.

Contract Backlog

Contract backlog is our expectation of revenues to be generated from received, signed and uncompleted contracts, the cancellation of which is not anticipated at the time of reporting. Contract backlog excludes any term contract amounts for which there is not specific and determinable work released and projects for which we have been advised that we are the low bidder, but have not formally been awarded the contract. The following table sets forth our consolidated backlog by segment (in millions):

	March 31, 2013	December 31, 2012	March 31, 2012
Energy and Mining	$207.7	$243.8	$255.2
North American Water and Wastewater	172.2	185.0	132.5
International Water and Wastewater	49.4	56.6	52.0
Commercial and Structural(1)	49.4	50.8	19.3
Total	$478.7	$536.2	$459.0

(1)	March 31, 2013 and December 31, 2012 include backlog from our April 2012 acquisition of Fyfe Asia. Our January 2012 acquisition of Fyfe LA is included for all periods.

Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Energy and Mining Segment

Key financial data for our Energy and Mining segment was as follows (in thousands):

	Quarters Ended March 31,		Increase (Decrease)
	2013	2012	$	%
Revenues	$114,366	$115,038	$(672)	(0.6)%
Gross profit	23,188	26,899	(3,711)	(13.8)
Gross profit margin	20.3%	23.4%	n/a	(310	) bp
Operating expenses	19,274	19,459	(185)	(1.0)
Operating income	3,914	7,440	(3,526)	(47.4)
Operating margin	3.4%	6.5%	n/a	(310	) bp

Revenues

Revenues in our Energy and Mining segment decreased by $0.7 million, or 0.6%, in the first quarter of 2013 compared to the first quarter of 2012. Our industrial lining operations declined $5.9 million, or 15.1%, during the first quarter of 2013 due to slowdown in production of our large Morocco project as a result of pipe connection complications, which are being resolved. Our robotic coating operation revenues declined $4.2 million, or 63.6%, primarily as a result of project delays on two projects in South America. In the first quarter of 2012, these operations recorded $3.0 million in mobilization and engineering services revenue primarily related to the Wasit project in Saudi Arabia. There was only $0.4 million in revenues associated with these revenues in the first quarter of 2013. This project is currently scheduled to start major production activities in summer 2013. Partially offsetting the decrease was growth in our cathodic protection operations, which increased by $3.9 million, or 8.3%, from improved performance in our United States and Canadian operations, both of which had strong workable backlog at December 31, 2012, coupled with a large project in the Southwest United States.

Our Energy and Mining segment contract backlog at March 31, 2013 was $207.7 million, which represented a $36.1 million, or 14.8%, decrease compared to December 31, 2012 and a $47.5 million, or 18.6%, decrease compared to March 31, 2012. Backlog for our industrial linings operations declined sequentially and on a year-over-year basis primarily from the project in Morocco, which represented 60 percent of the backlog in March 2012, but only 12 percent of backlog as of March 31, 2013. In addition, strong revenue recognition in Canada in the first quarter of 2013 resulted in a 43% decrease in backlog compared to December 2012.  Market conditions remain favorable across all markets for the industrial linings operations and margins in backlog are improving.  Our cathodic protection operations also had a strong first quarter for revenues, an indicator of favorable market conditions, driving down backlog modestly.  Our coating operation is experiencing a temporary lull in the timing of offshore projects for the Gulf of Mexico resulting in a decline in backlog since December 2012.  As a result, nearly all of their prospects for future backlog are slated for 2014, including their largest project originally expected for the second half of 2013.

Despite the slower start to 2013, we believe our Energy and Mining segment is well positioned for strong growth for the remainder of 2013 due to (1) our anticipated execution of the large robotic project for the offshore Wasit gas field, (2) growth from our cathodic protection operations from increasing capital investments in North America and in new geographies for engineered pipeline integrity systems and (3) higher margin projects in our industrial linings operation. Our industrial linings operation is working to secure higher margin projects in the second half of 2013, which should provide revenue continuity following the completion of the large Morocco phosphate lining project in the summer of 2013.

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

Gross Profit and Gross Profit Margin

Gross profit in our Energy and Mining segment decreased $3.7 million, or 13.8%, during the first quarter of 2013 compared to the prior year period due principally to lower gross profit and gross profit margins in our coatings and robotics operations. Overall, our coating operations declined $1.4 million, or 41.1%, compared to the prior year quarter due to fewer high margin coating projects at our facilities in New Iberia, but the operation was also impacted by performance issues on several welding projects. Our Canadian coating operations also experienced softness in the production schedule in the first quarter of 2013. Our robotic operations were impacted by a lack of anticipated project activity in South America due to the postponement of two significant projects until the second and third quarters of 2013. Partially offsetting these decreases was improved performance in our cathodic protection operations  in North America and the Middle East and for our industrial linings operations in those regions and South America. Our cathodic protection operations had improved project mix and higher workable backlog in non-weather affected states.

Operating Expenses

Operating expenses in our Energy and Mining segment decreased by $0.2 million, or 1.0%, in the first quarter of 2013 compared to the first quarter of 2012. The primary driver of such decline was a decrease in our cathodic protection operations of $0.9 million, or 12.1%, due to improved cost efficiencies partially offset by a $0.6 million increase in our industrial linings operations as we continue to expand internationally. As a percentage of revenues, our Energy and Mining operating expenses remained flat at 16.9%  in the first quarters of 2013 and 2012.

Operating Income and Operating Margin

Lower gross margin percentages and essentially flat operating expense led to a $3.5 million decrease in operating income in our Energy and Mining segment. The Energy and Mining operating margin decreased to 3.4% in the first quarter of 2013 compared to 6.5% in the first quarter of 2012.

North American Water and Wastewater Segment

Key financial data for our North American Water and Wastewater segment was as follows (dollars in thousands):

	Quarters Ended March 31,		Increase (Decrease)
	2013	2012	$	%
Revenues	$77,641	$74,337	$3,304	4.4%
Gross profit	14,450	14,571	(121)	(0.8)
Gross profit margin	18.6%	19.6%	n/a	(100	) bp
Operating expenses	10,725	10,381	344	3.3
Operating income	3,725	4,190	(465)	(11.1)
Operating margin	4.8%	5.6%	n/a	(80	) bp

Revenues

Revenues increased by $3.3 million, or 4.4%, in our North American Water and Wastewater segment in the first quarter of 2013 compared to the first quarter of 2012. The increase in revenues was due to an $8.4 million, or 30.5%, increase in the East region of the United States primarily due to the execution of a large diameter project in Texas during the quarter. Partially offsetting the increase was a $4.2 million, or 35.7%, decrease in our Canadian operations due to severe weather throughout the quarter, specifically in Western Canada as many areas where our operations typically work had record snowfall.

Contract backlog in our North American Water and Wastewater segment at March 31, 2013 represented a $12.8 million, or 6.9%, decrease from backlog at December 31, 2012. This business did increase contract backlog by $39.7 million, or 30.0%, compared to March 31, 2012. Our backlog levels declined in the quarter, as expected, from the stronger revenue generation in March, specifically the large diameter project in Texas. Market activity remains strong and our bidding performance has continued to be at normal levels. We expect growth in backlog over the coming quarters due to recent large project wins, which are in apparent low bid stage at this point in time. We expect growth in backlog over the coming quarters.

Gross Profit and Gross Profit Margin

Gross profit in our North American Water and Wastewater segment decreased $0.1 million, or 0.8%, in the first quarter of 2013 compared to the first quarter of 2012. Gross margin percentages decreased to 18.6% in the first quarter of 2013 from 19.6% in the first quarter of 2012. As described earlier, this segment experienced significant weather delays in Canada and the Midwest region of the United States during the first quarter of 2013, impacting both revenue and margins. Partially offsetting these impacts was improved performance on projects in the Eastern United States coupled with the large diameter work in Texas.

Operating Expenses

Operating expenses in our North American Water and Wastewater segment increased slightly by $0.3 million, or 3.3%, during the first quarter of 2013 compared to the first quarter of 2012. Operating expenses as a percentage of revenues were 13.8% in the first quarter of 2013 compared to 14.0% in the first quarter of 2012. Operating expenses increased primarily due to increased project management investments.

Operating Income and Operating Margin

Lower gross margin percentages related to the project delays in the quarter and slightly higher operating expenses partially offset by higher revenues led to a $0.5 million decrease in operating income in our North American Water and Wastewater segment in the first quarter of 2013 compared to the first quarter of 2012. The North American Water and Wastewater operating margin decreased to 4.8% in the first quarter of 2013 compared to 5.6% in the first quarter of 2012.

International Water and Wastewater Segment

Key financial data for our International Water and Wastewater segment was as follows (dollars in thousands):

	Quarters Ended March 31,		Increase (Decrease)
	2013	2012	$	%
Revenues	$26,155	$26,671	$(516)	(1.9)%
Gross profit	4,711	3,606	1,105	30.6
Gross profit margin	18.0%	13.5%	n/a	450	bp
Operating expenses	5,874	5,684	190	3.3
Operating loss	(1,163)	(2,078)	915	44.0
Operating margin	(4.4%)	(7.8%)	n/a	340	bp

Revenues

Revenues in our International Water and Wastewater segment decreased $0.5 million, or 1.9%, during the first quarter of 2013 compared to the first quarter of 2012. The decrease was due solely to our Asian operation, which was down $1.7 million, or 14.8%, due to the timing of new projects in Brisbane, Australia and no new project activity in India. This decline was partially offset by improved performance in our European operations, which increased revenue by $1.5 million, or 9.6%, in the first quarter of 2013 compared to the first quarter of 2012.  All of our European contracting geographies increased over the first quarter of 2012, led by our operations in Spain and France, which together increased by $1.5 million, or 41.5%.

Contract backlog in our International Water and Wastewater segment was $49.4 million at March 31, 2013. This represented a decrease of $7.2 million, or 12.7%, compared to December 31, 2012 and a decrease of $2.6 million, or 5.0%, compared to March 31, 2012. These decreases were primarily due to lower backlog levels in Australia compared to the prior period. Partially offsetting these declines were improved backlog levels in several countries in Europe due to slightly improving market activity. We believe we will secure additional work in our key operational areas in the coming months.

Gross Profit and Gross Profit Margin

Gross profit in our International Water and Wastewater segment increased 30.6% during the first quarter of 2013 compared to the first quarter of 2012. During the first quarter of 2012, the International Water and Wastewater segment included $1.4 million in gross losses related to our Singapore operations, primarily from project write-downs. During the first quarter of 2013, our Singapore operations recorded a gross loss of $0.7 million due to higher than anticipated costs associated with the finalization of warranty work in connection with the legacy projects. It is anticipated that all of the remaining warranty work will be completed during the second quarter of 2013. Additionally, in Spain and France, the 41.5% increase in revenues and improved project execution led to a $0.9 million increase in gross profit. Partially offsetting these increases were gross losses in Australia due to project mix and timing of new projects. The reduced losses in Singapore and improved operations in Europe led to a 450 basis point improvement in gross profit margin during the first quarter of 2013.

While we anticipate challenging market conditions during the remainder of 2013 for many of our markets, we do expect our performance to improve dramatically in 2013 from higher project execution, increased tube sales, and completion of legacy projects in Singapore.

Operating Expenses

Operating expenses in our International Water and Wastewater segment increased by $0.2 million, or 3.3%, during the first quarter of 2013 compared to the first quarter of 2012 as a result of continued expansion in Australia outside of Sydney and slightly higher corporate allocations. Operating expenses as a percentage of revenues were 22.5% in the first quarter of 2013 compared to 21.3% in the first quarter of 2012.

Operating Loss and Operating Margin

A 450 basis point improvement in gross margins led to a $0.9 million reduction of quarterly losses in the first quarter of 2013 compared to the first quarter of 2012. International Water and Wastewater operating margins improved 340 basis points to (4.4)% in the first quarter of 2013 compared to (7.8)% in the first quarter of 2012.

Commercial and Structural Segment

Key financial data for our Commercial and Structural segment was as follows (dollars in thousands):

	Quarters Ended March 31,		Increase (Decrease)
	2013	2012	$	%
Revenues	$13,490	$14,547	$(1,057)	(7.3)%
Gross profit	4,710	7,608	(2,898)	(38.1)
Gross profit margin	34.9%	52.3%	n/a	(1740	) bp
Operating expenses	5,905	5,686	219	3.9
Acquisition-related expenses	—	575	(575)	(100.0)
Operating income (loss)	(1,195)	1,347	(2,542)	(188.7)
Operating margin	(8.9)%	9.3%	n/a	(1820	) bp

Revenues

Revenues in our Commercial and Structural segment decreased $1.1 million, or 7.3%, during the first quarter of 2013 compared to the first quarter of 2012. The decrease was primarily due to customer driven project delays and weather impacts in North America. Revenues in North America declined by $3.9 million, or 27.6%, during the first quarter of 2013 compared to the first quarter of 2012. Partially offsetting this decrease was the inclusion of $3.0 million in revenues from our Asian operation, which was acquired in April 2012. While our Asian operation contributed to revenues, it continued to experience delays on several large projects.

Contract backlog in our Commercial and Structural segment was $49.4 million at March 31, 2013. This represented a decrease of $1.4 million, or 2.8%, compared to December 31, 2012 and an increase of $30.1 million, or 156.0%, compared to March 31, 2012. Compared to December 31, 2012, backlog decreased due to a slower quarter of work/bid releases on new projects in Fyfe Asia. The increase from March 31, 2012 is due to the inclusion of Fyfe Asia’s $34.8 million of backlog that was not included as of March 31, 2012.

Gross Profit and Gross Profit Margin

Gross profit in our Commercial and Structural segment decreased $2.9 million, or 38.1%, during the first quarter of 2013 compared to the first quarter of 2012, primarily due to $2.7 million in project delays and $0.2 million in weather impacts. Partially offsetting this decline was the $1.0 million contribution from Fyfe Asia, which was also impacted by the $2.7 million in project delays. We expect the margins for this segment to improve in the remainder of 2013 as we are able to work through the project delays and continue to receive contributions from our international operations.

Operating Expense

Operating expenses in our Commercial and Structural segment increased by $0.2 million, or 3.9%, during the first quarter of 2013 compared to the first quarter of 2012, primarily as a result of the inclusion of $1.0 million in operating expenses from Fyfe Asia. The first quarter of 2012 also included $0.6 million of expenses related to the acquisitions of Fyfe Asia and Fyfe Latin America. Amortization expenses related to intangibles in connection with the acquisitions of Fyfe North America were $0.3 million lower in the first quarter of 2013 as compared to the first quarter of 2012. Operating expenses as a percentage of revenues were 43.8% in the first quarter of 2013 compared to 39.1% in the first quarter of 2012. Our operating expense as a percentage of revenue is higher in this segment compared to our other segments due to the significant investments being made in this segment to build the infrastructure necessary for growth prospects coupled with a lower revenue base.

Operating Income (Loss) and Operating Margin

Significantly lower gross margin from the delay of several higher margin projects along with the revenue decline led to $2.5 million decrease in operating income during the first quarter of 2013 compared to the first quarter of 2012. Commercial and Structural operating margins declined to (8.9)% in the first quarter of 2013 compared to 9.3% in the first quarter of 2012.

Other Income (Expense)

Interest Income and Expense

Interest income and expense were essentially flat in the first quarter of 2013 compared to the first quarter of 2012.

Other Income (Expense)

Other income (expense) was $(0.1) million and $0.4 million in the first quarters of 2013 and 2012, respectively. The increase in other expense is primarily due to higher foreign currency losses from foreign denominated liabilities on our balance sheet.

Taxes on Income

Taxes on income decreased by $2.0 million in the first quarter of 2013 compared to the first quarter of 2012. Our effective tax rate was 16.1%, on pre-tax income of $2.9 million, in the first quarter of 2013 compared to 27.7%, on a pre-tax income of $9.0 million, in the first quarter of 2012. Our lower tax rate was due to certain discreet favorable benefits on lower pre-tax income.

Equity in Earnings of Affiliated Companies

Equity in earnings of affiliated companies was $0.9 million and $0.7 million in the first quarters of 2013 and 2012, respectively. The increase during 2013 was primarily due to increased project activity from Bayou Coating, our pipe coating joint venture in Baton Rouge, Louisiana.

Noncontrolling Interests

Income attributable to noncontrolling interests was $0.6 million and $0.4 million in the first quarters of 2013 and 2012, respectively. The increase was primarily related to the increased activity from our Canadian coating joint venture.

Liquidity and Capital Resources

Cash and Equivalents

	March 31, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$118,957	$133,676
Restricted cash	1,647	1,574

Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments and compensating balances for bank undertakings in Europe.

Sources and Uses of Cash

We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, potential acquisitions, working capital, debt service and share repurchases. During the first quarter of 2013, capital expenditures were primarily for our new insulation facility in Louisiana and in supporting growth in our Energy and Mining operations. During 2013, we expect decreased levels of capital expenditures compared to 2012 due to the completion of large capital projects in our coating operations.  We spent a total of $23.6 million on these projects in 2012, which was partially funded by our joint venture partners.

At March 31, 2013, our cash balances were located worldwide for working capital and support needs. Given our extensive international operations, approximately 64% of our cash is denominated in currencies other than the United States dollar. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our intention is to permanently reinvest these earnings.

Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At March 31, 2013, we believe our net accounts receivable and our costs and estimated earnings in excess of billings as reported on our consolidated balance sheet are fully collectible. At March 31, 2013, we had certain net receivables (as discussed in the following paragraph) that we believe will be collected but are being disputed by the customer in some manner, which have impacted or may meaningfully impact the timing of collection or require us to invoke our contractual rights to an arbitration or mediation process, or take legal action. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.

As of March 31, 2013, we had approximately $17.8 million in receivables related to certain projects in Louisiana, Hong Kong, Texas, Georgia and India. We are in various stages of discussions, arbitration and/or litigation with the project clients regarding such receivables. These receivables have been outstanding for various periods dating back to 2009 through 2013. As of March 31, 2013, we had not reserved or written-off any of the balances related to these receivables, as management believes that these receivables are fully collectible. As of December 31, 2012, we had approximately $16.0 million in receivables related to these projects. During the quarter ended March 31, 2013, we collected approximately $1.1 million of the receivables associated with the projects in India.

Management believes that these outstanding receivables are fully collectible and a significant portion of the receivables will be collected within 2013.

Cash Flows from Operations

Cash flows from operating activities provided $3.6 million in the first quarter of 2013 compared to $19.2 million in the first quarter of 2012. The decrease in operating cash flow from 2012 to 2013 of $15.6 million was primarily related to lower earnings of $3.8 million, coupled with increased payments to vendors and previously accrued expenses of $13.1 million during the first quarter of 2013. This increase primarily stemmed from significantly higher revenue volume in the fourth quarter of 2012, as compared to the first quarter of 2013.

We used $10.6 million during the quarter ended March 31, 2013 compared to $0.2 million provided in the comparable period of 2012 in relation to working capital. The primary component of our working capital decrease during the quarter ended March 31, 2013, was the $13.1 million higher payments of accounts payable and accrued expenses. This increase is primarily due to higher revenues in the fourth quarter of 2012 as compared to the first quarter of 2013. Partially offsetting this decrease, was improved DSOs, which lead to a $5.0 million increase in the cash provided by accounts receivable, retainage and cost and estimated earnings in excess of billings compared to the same prior year period. We have continued our focus on cash management practices and have seen continued progress on collecting our receivable balances. We expect continued strong collections during the remainder of 2013 and higher operating cash flows in the upcoming quarters. Excluding the change in receivables and payables, the other elements of working capital used $0.9 million in the quarter ended March 31, 2013, compared to $2.1 million provided in the first quarter of 2012.

Unrestricted cash decreased to $119.0 million at March 31, 2013 from $133.7 million at December 31, 2012.

Cash Flows from Investing Activities

Investing activities used $4.5 million and $11.5 million in the first quarters of 2013 and 2012, respectively. We used $5.0 million in cash for capital expenditures in the first quarter of 2013 compared to $11.4 million in the prior year period. The higher capital expenditures during the first quarter of 2012 were primarily for our Bayou Wasco Insulation , LLC (“Bayou Wasco”) and Bayou Perma-Pipe Canada, LTD (“BPPC”) joint ventures. In the first quarters of 2013 and 2012, $1.2 million and $0.9 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenditures. Capital expenditures in the first quarter of 2013 and 2012 were partially offset by $0.7 million and $2.7 million, respectively, in proceeds received from asset disposals.

We anticipate $30.0 million to $35.0 million to be spent during 2013 on capital expenditures to support our global operations.

Cash Flows from Financing Activities

Cash flows from financing activities used $8.8 million during the first quarter of 2013 compared to $18.7 million in the first quarter of 2012. During the first quarter of 2012, we borrowed $26.0 million on the line of credit under the Credit Facility in order to fund the purchase of Fyfe Asia on April 5, 2012 and for working capital and joint venture investments. In the first quarter of 2013, we used $4.6 million to repurchase 0.2 million shares of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 6 contained in this report. Additionally, in the first quarters of 2013 and 2012, we used $6.3 million to pay down the principal balance of our term loan as discussed in Note 5 contained in this report.

Long-Term Debt

On August 31, 2011, we entered into a new $500.0 million credit facility (the “Credit Facility”) with a syndicate of banks, with Bank of America, N.A. serving as the administrative agent and JPMorgan Chase Bank, N.A. serving as the syndication agent. The Credit Facility consists of a $250.0 million five-year revolving credit line and a $250.0 million five-year term loan facility. Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.50% to 2.50% depending on the Company’s consolidated leverage ratio. We can opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus our applicable rate) as of March 31, 2013 was approximately 2.53%.

Our total indebtedness at March 31, 2013 consisted of $212.5 million outstanding from the original $250.0 million term loan under the Credit Facility, $26.0 million on the line of credit under the Credit Facility and $0.1 million of third party notes and bank debt. Additionally, Wasco Energy loaned Bayou Wasco $6.9 million for the purchase of capital assets in 2012 and 2013, which was designated in the consolidated financial statements as third-party debt. In connection with the formation of BPPC,  we and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January, 2012, the Company and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. As of March 31, 2013, $4.1 million of the additional $6.2 million has been funded. Of such amount, $5.1 million of the total amount was designated in our consolidated financial statements as third-party debt as of March 31, 2013.

As of March 31, 2013, we had $18.6 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $9.8 million was collateral for the benefit of certain of our insurance carriers and $8.8 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

In November 2011, we entered into an interest rate swap agreement, for a notional amount of $83.0 million, which is set to expire in November 2014. The swap notional amount mirrors the amortization of $83.0 million of our original $250.0 million term loan from the Credit Facility. The swap requires us to make a monthly fixed rate payment of 0.89% calculated on the amortizing $83.0 million notional amount, and provides us a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $83.0 million notional amount. The annualized borrowing rate of the swap at March 31, 2013 was approximately 2.20%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $83.0 million portion of our term loan from the Credit Facility. This interest rate swap is used to hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.

During the first quarter of 2012, we borrowed $26.0 million on the line of credit under the Credit Facility in order to fund the purchase of Fyfe Asia on April 5, 2012 and for working capital and joint venture investments. See Note 1 to the financial statements included in this report for additional detail regarding this acquisition.

Our Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. At March 31, 2013, based upon the financial covenants, we had the capacity to borrow up to approximately $78.8 million of additional debt under our Credit Facility. The Credit Facility also provides for events of default, including, in the event of non-payment or certain defaults under other outstanding indebtedness. See Note 5 to the financial statements contained in this report for further discussion on our debt covenants. We were in compliance with all covenants at March 31, 2013.

We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances and additional short- and long-term borrowing capacity for the next 12 months. We expect cash generated from operations to improve throughout the remainder of 2013 due to anticipated increased profitability, improved working capital management initiatives and additional cash flows generated from businesses acquired in 2011 and 2012.

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

The following table provides a summary of our contractual obligations and commercial commitments as of March 31, 2013. This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases (in thousands):

Payments Due by Period
Cash Obligations(1)(2)(3)(4)(5)	Total	2013	2014	2015	2016	2017	Thereafter

Long-term debt and notes payable	$250,604	$28,884	$42,595	$40,625	$138,500	$—	$—
Interest on long-term debt	14,788	4,206	4,860	3,769	1,953	—	—
Operating leases	41,280	11,408	12,074	8,464	4,874	2,570	1,890
Total contractual cash obligations	$306,672	$44,498	$59,529	$52,858	$145,327	$2,570	$1,890

(1)
Cash obligations are not discounted. See Notes 5 and 7 to the consolidated financial statements contained in this report regarding our long-term debt and credit facility and commitments and contingencies, respectively.

(2)	Interest on long-term debt was calculated using the current annualized rate on our long-term debt as discussed in Note 5 to the consolidated financial statements contained in this report.
(3)	At March 31, 2013, we had $6.3 million in earnout and contingent liabilities that are expected to be paid out by the end of 2014.
(4)
Liabilities related to Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, have not been included in the table above because we are uncertain as to if or when such amounts may be settled.

(5)	There were no material purchase commitments at March 31, 2013.

Off-Balance Sheet Arrangements

We use various structures for the financing of operating equipment, including borrowings and operating lease. All debt is presented in the balance sheet. Our future commitments were $306.7 million at March 31, 2013. We have no other off-balance sheet financing arrangements or commitments. See Note 7 to the financial statements contained in this report regarding commitments and contingencies.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at March 31, 2013 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at March 31, 2013 was variable rate debt. At March 31, 2013, the estimated fair value of our long-term debt was approximately $247.4 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at March 31, 2013 would result in a $2.4 million increase in interest expense.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At March 31, 2013, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $7.4  million impact to our equity through accumulated other comprehensive income.

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At March 31, 2013, there were no material foreign currency hedge instruments outstanding. See Note 8 to the financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

The primary products and raw materials used by our Commercial and Structural segment in the manufacture of fiber reinforced polymer composite systems are carbon, glass, resins, fabric, and epoxy raw materials. Fabric and epoxies are the largest materials purchased, which are currently purchased through a select group of suppliers, although we believe these and the other materials are available from a number of vendors. The price of epoxy historically is affected by the price of oil. In addition, a number of factors such as worldwide demand, labor costs, energy costs, import duties and other trade restrictions may influence the price of these raw materials.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2013. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

        There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in certain actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such actions will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2013 (1)(2)	125,165	$22.76	124,163	$2,169,389
February 2013 (1)(2)	66,073	23.19	18,100	1,759,575
March 2013 (1)(2)	8,800	22.87	8,800	1,558,081
Total	200,038	$22.91	151,063	$1,558,081

(1)
In December 2012, the Company’s Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock to be made during 2013. This amount constituted the maximum open market repurchases currently authorized in any calendar year under the terms of the Credit Facility.

(2)
In connection with approval of our Credit Facility, our board of directors approved the purchase of up to $5.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The total number of shares purchased includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees and directors, totaling 48,975 shares for the quarter ended March 31, 2013. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock vested or the stock option was exercised. Once repurchased, we immediately retired the shares.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: April 26, 2013	/s/ David A. Martin
David A. Martin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

10.1	Management Annual Incentive Plan effective January 1, 2013, filed herewith. (1)

31.1	Certification of J. Joseph Burgess pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of J. Joseph Burgess pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed”.

(1)	Management contract or compensatory plan or arrangement.