Form 10-Q
period 2013-06-30
Aegion Corp
filed 2013-08-01
CIK 353020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

There were 38,671,325 shares of common stock, $.01 par value per share, outstanding at July 26, 2013.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$242,100	$254,490	$468,076	$482,368
Cost of revenues	183,532	192,271	361,371	367,578
Gross profit	58,568	62,219	106,705	114,790
Operating expenses	40,837	42,153	82,156	82,962
Acquisition-related expenses	1,908	1,412	1,908	1,987
Operating income	15,823	18,654	22,641	29,841
Other income (expense):
Interest expense	(2,243)	(2,743)	(4,579)	(5,111)
Interest income	46	77	118	144
Other	7,169	(1,354)	7,083	(932)
Total other income (expense)	4,972	(4,020)	2,622	(5,899)
Income before taxes on income	20,795	14,634	25,263	23,942
Taxes on income	3,709	4,178	4,821	6,795
Income before equity in earnings of affiliated companies	17,086	10,456	20,442	17,147
Equity in earnings of affiliated companies	1,310	1,735	2,212	2,387
Income from continuing operations	18,396	12,191	22,654	19,534
Loss from discontinued operations	(4,977)	(253)	(5,898)	(447)
Net income	13,419	11,938	16,756	19,087
Non-controlling interests	(206)	(440)	(832)	(865)
Net income attributable to Aegion Corporation	$13,213	$11,498	$15,924	$18,222

Earnings per share attributable to Aegion Corporation:
Basic:
Income from continuing operations	$0.47	$0.30	$0.56	$0.48
Loss from discontinued operations	(0.13)	(0.01)	(0.15)	(0.02)
Net income	$0.34	$0.29	$0.41	$0.46
Diluted:
Income from continuing operations	$0.47	$0.30	$0.56	$0.47
Loss from discontinued operations	(0.13)	(0.01)	(0.15)	(0.01)
Net income	$0.34	$0.29	$0.41	$0.46

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$13,419	$11,938	$16,756	$19,087
Other comprehensive income:
Currency translation adjustments	(686)	(3,659)	(10,354)	(276)
Pension activity, net of tax	8	(2)	8	(2)
Deferred gain (loss) on hedging activity, net of tax of $100 in 2013 and $(87) in 2012	73	(53)	151	(134)
Total comprehensive income	12,814	8,224	6,561	18,675
Less: comprehensive income attributable to noncontrolling interests	(35)	(98)	(550)	(860)
Comprehensive income attributable to Aegion Corporation	$12,779	$8,126	$6,011	$17,815

 The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share amounts)

	June 30,	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$118,232	$133,676
Restricted cash	397	382
Receivables, net	217,512	232,854
Retainage	29,080	30,172
Costs and estimated earnings in excess of billings	77,366	67,740
Inventories	63,653	59,123
Prepaid expenses and other current assets	30,578	27,728
Current assets of discontinued operations	12,683	8,986
Total current assets	549,501	560,661
Property, plant & equipment, less accumulated depreciation	180,303	183,163
Other assets
Goodwill	270,525	272,294
Identified intangible assets, less accumulated amortization	154,527	159,629
Investments	10,979	19,181
Deferred income tax assets	7,735	7,989
Other assets	9,487	8,153
Total other assets	453,253	467,246
Non-current assets of discontinued operations	1,242	6,824

Total Assets	$1,184,299	$1,217,894

Liabilities and Equity
Current liabilities
Accounts payable	$77,140	$74,724
Accrued expenses	72,043	79,580
Billings in excess of costs and estimated earnings	24,627	31,552
Current maturities of long-term debt and line of credit	41,434	33,775
Current liabilities of discontinued operations	3,992	4,885
Total current liabilities	219,236	224,516
Long-term debt, less current maturities	202,805	221,848
Deferred income tax liabilities	36,576	39,790
Other non-current liabilities	13,949	15,620
Total liabilities	472,566	501,774
(See Commitments and Contingencies: Note 7)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 38,684,550 and 38,952,561, respectively	387	390
Additional paid-in capital	246,264	257,209
Retained earnings	442,381	426,457
Accumulated other comprehensive income	5,347	15,260
Total stockholders’ equity	694,379	699,316
Non-controlling interests	17,354	16,804
Total equity	711,733	716,120

Total Liabilities and Equity	$1,184,299	$1,217,894

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except number of shares)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (loss)	Interests	Equity
BALANCE, December 31, 2011	39,352,375	$394	$260,680	$373,796	$5,862	$8,257	$648,989
Net income	—	—	—	18,222	—	865	19,087
Issuance of common stock upon stock option exercises, including tax benefit	25,123	1	619	—	—	—	620
Restricted shares issued	266,715	3	—	—	—	—	3
Issurance of shares pursuant to restricted stock units	11,936	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	22,185	—	—	—	—	—	—
Forfeitures of restricted shares	(18,861)	—	—	—	—	—	—
Shares repurchased and retired	(379,674)	(5)	(6,259)	—	—	—	(6,264)
Equity-based compensation expense	—	—	4,010	—	—	—	4,010
Investment by non-controlling interests	—	—	—	—	—	4,939	4,939
Currency translation adjustment and derivative transactions, net	—	—	—	—	(407)	(5)	(412)
BALANCE, June 30, 2012	39,279,799	$393	$259,050	$392,018	$5,455	$14,056	$670,972

BALANCE, December 31, 2012	38,952,561	$390	$257,209	$426,457	$15,260	$16,804	$716,120
Net income	—	—	—	15,924	—	832	16,756
Issuance of common stock upon stock option exercises, including tax benefit	29,511	0	897	—	—	—	897
Restricted shares issued	398,497	4	—	—	—	—	4
Issuance of shares pursuant to restricted stock units	11,112	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	3,171	—	—	—	—	—	—
Forfeitures of restricted shares	(13,992)	—	—	—	—	—	—
Shares repurchased and retired	(696,310)	(7)	(15,815)	—	—	—	(15,822)
Equity-based compensation expense	—	—	3,973	—	—	—	3,973
Currency translation adjustment and derivative transactions, net	—	—	—	—	(9,913)	(282)	(10,195)
BALANCE, June 30, 2013	38,684,550	$387	$246,264	$442,381	$5,347	$17,354	$711,733

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$16,756	$19,087
Loss from discontinued operations	5,898	447
	22,654	19,534
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	18,169	19,486
Gain on sale of fixed assets	(793)	(33)
Equity-based compensation expense	3,973	4,010
Deferred income taxes	(2,836)	454
Equity in earnings of affiliated companies	(2,212)	(2,387)
Gain on sale of interests in German joint venture	(11,771)	—
Loss on foreign currency transactions	1,571	269
Other	1,926	807
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	(16)	(269)
Return on equity of affiliated companies	2,269	3,401
Receivables net, retainage and costs and estimated earnings in excess of billings	(2,263)	12,082
Inventories	(6,135)	(5,010)
Prepaid expenses and other assets	(3,407)	1,848
Accounts payable and accrued expenses	(4,357)	(7,913)
Other operating	148	(227)
Net cash provided by operating activities of continuing operations	16,920	46,052
Net cash provided by (used in) operating activities of discontinued operations	(8,859)	953
Net cash provided by operating activities	8,061	47,005

Cash flows from investing activities:
Capital expenditures	(13,121)	(21,308)
Proceeds from sale of fixed assets	1,637	2,849
Patent expenditures	(359)	(346)
Sale of interests in German joint venture	18,300	—
Purchase of Fyfe Latin America, net of cash acquired	—	(3,048)
Purchase of Fyfe Asia, net of cash acquired	—	(39,415)
Purchase of Hockway	—	1,048
Purchase of Fyfe North America	—	(532)
Net cash provided by (used in) investing activities of continuing operations	6,457	(60,752)
Net cash provided by (used in) investing activities of discontinued operations	774	(564)
Net cash provided by (used in) investing activities	7,231	(61,316)

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises, including tax effects	901	618
Repurchase of common stock	(15,822)	(6,264)
Investments from noncontrolling interests	—	4,939
Payment of earnout related to acquistion of CRTS, Inc.	(2,112)	—
Proceeds on notes payable	1,409	2,850
Principal payments on notes payable	—	(713)
Proceeds from line of credit	—	26,000
Proceeds from long-term debt	—	976
Principal payments on long-term debt	(12,500)	(12,500)
Net cash provided by (used in) financing activities	(28,124)	15,906
Effect of exchange rate changes on cash	(2,612)	(999)
Net increase (decrease) in cash and cash equivalents for the period	(15,444)	596
Cash and cash equivalents, beginning of period	133,676	106,129
Cash and cash equivalents, end of period	$118,232	$106,725

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     GENERAL

The accompanying unaudited consolidated financial statements of Aegion Corporation and its subsidiaries (collectively, “Aegion” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of June 30, 2013 and the results of operations and statements of comprehensive income for the quarters and six-month periods ended June 30, 2013 and 2012 and the statements of equity and cash flows for the six-month periods ended June 30, 2013 and 2012. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2013. Additionally, certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for the quarter and six-month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Acquisitions/Strategic Initiatives/Divestitures

Energy and Mining Segment

During the second quarter of 2013, the Company’s Board of Directors approved a plan of liquidation for its Bayou Welding Works (“BWW”) business in an effort to improve the Company’s overall financial performance and align the operations with its long-term strategic initiatives. BWW provided specialty welding and fabrication services from its facility in New Iberia, Louisiana. Financial results for BWW were part of the Company’s Energy and Mining segment for financial reporting purposes.

BWW ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. As a result of the closure of BWW, Aegion recognized a pre-tax, non-cash charge of approximately $3.9 million ($2.4 million after-tax, or $0.06 per diluted share) to reflect the impairment of goodwill and intangible assets. The Company also recognized additional non-cash impairment charges for equipment and other assets of approximately $1.1 million on a pre-tax basis ($0.7 million on an after-tax basis, or $0.02 per diluted share), which also was recorded in the second quarter of 2013. The Company expects a liquidation value of as much as $9.9 million in cash from the disposal of the business and its assets, including working capital. The Company also will incur cash charges to exit the business of up to approximately $0.1 million on a pre-tax and post-tax basis, or $0.01 per share, which will include property, equipment and vehicle lease termination and buyout costs, employee termination benefits and retention incentives, among other ancillary shut-down expenses.

In March 2012, the Company organized United Special Technical Services LLC (“USTS”), a joint venture located in the Sultanate of Oman between the United Pipeline Systems division the Company and Special Technical Services LLC, an Omani company (“STS”), for the purpose of executing pipeline, piping and flow line high-density polyethylene lining services throughout the Middle East and Northern Africa. The Company holds a fifty-one percent (51%) equity interest in USTS and STS holds the remaining forty-nine percent (49%) equity interest. USTS initiated operations in the second quarter of 2012.

Starting in January 2014, and solely during the month of January in each calendar year thereafter, the Company’s equity partner in Bayou Coating, L.L.C. ("Bayou Coating"), Stupp Brothers Inc. (“Stupp”), has the option to acquire: (i) the assets of Bayou Coating at book value as of the end of the prior fiscal year, or (ii) the Company’s equity interests in Bayou Coating at forty-nine percent (49%) of the book value of Bayou Coating, as of the end of the fiscal year, with such book value to be determined on the basis of Bayou Coating’s federal information tax return for such fiscal year. The Company has received preliminary indication from Stupp that it intends to exercise the option in January 2014. Stupp has not indicated which option method it intends to exercise (acquire assets or equity interests). In connection with this preliminary indication, the Company has recognized a non-cash charge of $2.7 million ($1.8 million post-tax), related to the goodwill allocated to the joint venture as part of the purchase price accounting associated with the Company’s 2009 acquisition of The Bayou Companies, LLC (“Bayou”). The non-cash charge represents the Company’s current estimate of the difference between the carrying value of the investment on the Company’s balance sheet and the amount the Company may receive in connection with the exercise. The Company is currently evaluating and gathering more information regarding additional potential financial impacts associated with the exercise of this option. The Company does not expect any additional material impacts on its consolidated balance sheet related to Stupp's exercise of this option.

Water and Wastewater Segment

In June 2013, the Company sold its fifty percent (50%) interest in Insituform Rohrsanierungstechniken GmbH (“Insituform-Germany”), held through its indirect subsidiary, Insituform Technologies Limited (UK), to Per Aarsleff A/S, a Danish company (“Aarsleff”). Insituform-Germany, a company that was jointly owned by Aegion and Aarsleff, is active in the business of no-dig pipe rehabilitation in Germany, Slovakia and Hungary. The sale price was €14 million, approximately US $18.3 million. The sale resulted in a gain on the sale of approximately $11.3 million (net of $0.5 million of transaction expenses) recorded in other income (expense) on the consolidated statement of operations. In connection with the sale, Insituform-Germany also entered into a tube supply agreement with the Company whereby Insituform-Germany will purchase on an annual basis at least GBP 2.3 million, approximately US $3.6 million, of felt cured-in-place pipe (“CIPP”) liners during the two-year period from June 26, 2013 to June 30, 2015.

Commercial and Structural Segment

In April 2012, the Company purchased Fyfe Group LLC’s Asian operations (“Fyfe Asia”), which included all of the equity interests of Fyfe Asia Pte. Ltd, a Singaporean entity (and its interest in two joint ventures located in Borneo and Indonesia), Fyfe (Hong Kong) Limited, Fibrwrap Construction (M) Sdn Bhd, a Malaysian entity, Fyfe Japan Co. Ltd and Fibrwrap Construction Pte. Ltd and Technologies & Art Pte. Ltd., Singaporean entities. Customers in India and China will be served through an exclusive product supply and license agreement. Fyfe Asia provides Fibrwrap® installation services throughout Asia, as well as provides product and engineering support to installers and applicators of fiber reinforced polymer systems in Asia. The cash purchase price at closing was $40.7 million. The purchase price was funded out of the Company’s cash balances and by borrowing $18.0 million against the Company’s line of credit.

In January 2012, the Company purchased Fyfe Group LLC’s Latin American operations (“Fyfe LA”), which included all of the equity interests of Fyfe Latin America S.A., a Panamanian entity (and its interest in various joint ventures located in Peru, Costa Rica, Chile and Colombia), Fyfe – Latin America S.A. de C.V., an El Salvadorian entity, and Fibrwrap Construction Latin America S.A., a Panamanian entity. The cash purchase price at closing was $2.3 million. During the first quarter of 2012, the Company paid the sellers an additional $1.1 million based on a preliminary working capital adjustment. An annual payout can be earned based on the achievement of certain performance targets in each year over the three-year period ending December 31, 2014. Fyfe LA provides Fibrwrap® installation services throughout Latin America, as well as provides product and engineering support to installers and applicators of fiber reinforced polymer systems in Latin America. The purchase price was funded out of the Company’s cash balances.

Purchase Price Accounting

The Company completed its accounting for Fyfe LA at December 31, 2012. During the first quarter of 2013, the Company completed its accounting for the acquisition of Fyfe Asia. These acquisitions made the following contributions to the Company’s revenues and profits during the quarters and six months ended June 30 (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$4,805	$4,198	$7,956	$4,472
Net income (loss)	621	(19)	452	(44)

The following unaudited pro forma summary presents combined information of the Company as if the Fyfe LA and Fyfe Asia acquisitions had occurred on January 1, 2012 (in thousands):

Six Months Ended June 30, 2012

Revenues	$491,871
Net income(1)	19,546

_____________________

(1)    Includes pro-forma adjustments for purchase price depreciation and amortization as if those intangibles were recorded as of January 1 of the year preceding the respective acquisition date.

Total cash consideration recorded to acquire Fyfe Asia at its acquisition date was $40.1 million. This amount included purchase price at closing of $40.7 million less a final working capital adjustment of $0.6 million, which was returned to the Company during the fourth quarter of 2012.

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

The following adjustments were made during the first quarter of 2013, after the acquisition of Fyfe Asia as the Company continued its purchase price accounting (in thousands):

Total identifiable net assets at December 31, 2012	$20,342
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	206
Total identifiable net assets at March 31, 2013	20,136

Goodwill at December 31, 2012	$19,802
Increase in goodwill related to acquisition	206
Goodwill at March 31, 2013	$20,008

2.     ACCOUNTING POLICIES

Revenues

Revenues include construction, engineering and installation revenues that are recognized using the percentage-of-completion method of accounting in the ratio of costs incurred to estimated final costs. Revenues from change orders, extra work and variations in the scope of work are recognized when it is probable that they will result in additional contract revenue and when the amount can be reliably estimated. During the first six months of 2013, the Company recorded revenue related to claims in its discontinued operations, which has been determined to be probable and reasonably estimated. The amount of revenue is immaterial to the Company’s consolidated financial statements. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and equipment costs. The Company expenses all pre-contract costs in the period these costs are incurred. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. If material, the effects of any changes in estimates are disclosed in the notes to the consolidated financial statements. When estimates indicate that a loss will be incurred on a contract, a provision for the expected loss is recorded in the period in which the loss becomes evident. Revenues from change orders, extra work and variations in the scope of work are recognized when it is probable that they will result in additional contract revenue and when the amount can be reliably estimated. Any revenue recognized is only to the extent costs have been recognized in the period. Additionally, the Company expenses all costs for unpriced change orders in the period in which they are incurred.

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

As of June 30, 2013 and 2012, the Company had $6.0 million and $6.5 million, respectively, related to currency translation adjustments, $0.5 million and $0.8 million, respectively, related to derivative transactions and $0.2 million and $0.3 million, respectively, related to pension activity in accumulated other comprehensive income (loss).

Investments in Affiliated Companies

In June 2013, the Company sold its fifty percent (50%) interest in Insituform-Germany, held through its indirect subsidiary, Insituform Technologies Limited (UK), to Aarsleff. Insituform-Germany, a company that was jointly owned by Aegion and Aarsleff, is active in the business of no-dig pipe rehabilitation in Germany, Slovakia and Hungary. The sale price was €14 million, approximately US $18.3 million. The sale resulted in a gain on the sale of approximately $11.3 million (net of $0.5 million of transaction expenses) recorded in other income (expense) on the consolidated statement of operations. In connection with the sale, Insituform-Germany also entered into a tube supply agreement with the Company whereby Insituform-Germany will purchase on an annual basis at least GBP 2.3 million, approximately US $3.6 million, of felt cured-in-place pipe (“CIPP”) liners during the two-year period from June 26, 2013 to June 30, 2015.

The Company, through its subsidiary, Insituform Technologies Netherlands BV, owns a forty-nine percent (49%) equity interest in WCU Corrosion Technologies Pte. Ltd.(“WCU”). WCU offers the Company’s Tite Liner® process in the oil and gas sector and onshore corrosion services, in each of Asia and Australia.

The Company, through its subsidiary, The Bayou Companies, LLC., owns a forty-nine percent (49%) equity interest in Bayou Coating. Bayou Coating provides pipe coating services from its facility in Baton Rouge, Louisiana, and is adjacent to and services the Stupp pipe mill in Baton Rouge.

Investments in entities in which the Company does not have control or is not the primary beneficiary of a variable interest entity, and for which the Company has 20% to 50% ownership or has the ability to exert significant influence, are accounted for by the equity method. At June 30, 2013 and December 31, 2012, the investments in affiliated companies on the Company’s consolidated balance sheets were $11.0 million and $19.2 million, respectively.

Net income presented below for the six months ended June 30, 2013 and 2012 includes Bayou Coating’s forty-one percent (41%) interest in Delta Double Jointing, LLC (“Bayou Delta”), which is eliminated for purposes of determining the Company’s equity in earnings of affiliated companies because Bayou Delta is consolidated in the Company’s financial statements as a result of its additional ownership through another Company subsidiary.

The Company’s equity in earnings of affiliated companies for all periods presented below includes acquisition-related depreciation and amortization expense and is net of income taxes associated with these earnings. Financial data for these investments in affiliated companies are summarized in the following table (in thousands):

	Six Months Ended June 30,
Income statement data	2013	2012

Revenue	$60,845	$63,502
Gross profit	14,699	17,393
Net income	7,784	8,877
Equity in earnings of affiliated companies	2,212	2,387

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

Based on its evaluation of the above factors and judgments, as of June 30, 2013, the Company consolidated any VIEs in which it was the primary beneficiary. Also, as of June 30, 2013, the Company had significant interests in certain VIEs primarily through its joint venture arrangements for which the Company was not the primary beneficiary. There have been no changes in the status of the Company’s VIE or primary beneficiary during 2013.

Financial data for consolidated variable interest entities are summarized in the following table (in thousands):

Balance sheet data	June 30, 2013	December 31, 2012

Current assets	$46,049	$65,251
Non-current assets	50,612	47,086
Current liabilities	29,399	45,604
Non-current liabilities	23,699	23,169

	Six Months Ended June 30,
Income statement data	2013	2012

Revenue	$38,429	$41,559
Gross profit	6,645	6,097
Net income	467	433

The Company’s non-consolidated variable interest entities are accounted for using the equity method of accounting and discussed further under “Investments in Affiliated Companies”.

Newly Adopted Accounting Pronouncements

ASU No. 2013-01 updates standard ASU No. 2011-11 and provides guidance to implement the balance sheet offsetting disclosures that require the presentation of gross and net information about transactions that are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether the transactions are actually offset in the statement of financial position. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Refer to Note 10 for discussion of the new accounting pronouncement.

ASU No. 2013-02 generally provides guidance to improve the reporting of reclassifications out of accumulated other comprehensive income to various components in the income statement. This standard requires an entity to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company evaluated this pronouncement effective January 1, 2013 and determined reclassifications out of accumulated other comprehensive income to various components in the income statement is immaterial to the financial statements to the Company. Refer to Note 10 for discussion of the new accounting pronouncement.

3.     SHARE INFORMATION

Earnings per share have been calculated using the following share information:

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average number of common shares used for basic EPS	38,960,439	39,277,649	38,919,551	39,237,141
Effect of dilutive stock options and restricted and deferred stock unit awards	358,390	292,805	391,838	298,056
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	39,318,829	39,570,454	39,311,389	39,535,197

The Company excluded 324,605 and 251,686 stock options for the quarters ended June 30, 2013 and 2012, respectively, and 159,639 and 251,686 stock options for the six-month periods ended June 30, 2013 and 2012, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

4.     GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at June 30, 2013 (in millions):

	Energy and Mining(1)	North American Water and Wastewater	International Water and Wastewater	Commercial and Structural(2)	Total
Beginning balance at January 1, 2013	$76.7	$101.9	$28.1	$65.6	$272.3
Additions to goodwill through acquisitions	–	–	–	0.2	0.2
Foreign currency translation	(0.6)	0.8	(1.9)	(0.3)	(2.0)
Goodwill at end of period(3)	$76.1	$102.7	$26.2	$65.5	$270.5

 __________________________
(1)	During the second quarter of 2013, the Company approved a plan of liquidation of and, in connection therewith, recorded a write-down of the $1.4 million of goodwill associated with BWW, which operation now is reported as discontinued. Consequently, the goodwill associated with BWW is no longer included in this table. Additionally, all prior year balances have been restated. For further information, see Note 9 contained within this report.
(2)	During 2013, the Company recorded an increase of goodwill of $0.2 million related to the Fyfe Asia acquisition.
(3)	The Company does not have any accumulated impairment charges.

Intangible Assets

Intangible assets at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	As of June 30, 2013 (1)				As of December 31, 2012 (1)
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	7	$3,918	$(2,900)	$1,018	$3,925	$(2,821)	$1,104
Backlog	—	4,746	(4,746)	—	4,756	(4,756)	—
Leases	13	2,070	(400)	1,670	2,067	(331)	1,736
Trademarks	17	21,349	(3,832)	17,517	21,290	(3,317)	17,972
Non-competes	—	710	(710)	—	710	(710)	—
Customer relationships	14	122,878	(22,420)	100,458	123,301	(18,912)	104,389
Patents and acquired technology	18	55,164	(21,300)	33,864	55,672	(21,244)	34,428
		$210,835	$(56,308)	$154,527	$211,721	$(52,091)	$159,629

_____________
(1)

During the second quarter of 2013, the Company approved a plan of liquidation of and, in connection therewith, recorded a write-down of the $2.5 million of intangible assets associated with BWW, which operation now is reported as discontinued. Consequently, the intangible assets and accumulated amortization associated with BWW are no longer included in this table. Additionally, all prior year balances have been restated. For further information, see Note 9 contained within this report.

Amortization expense was $2.6 million and $2.9 million for the quarters ended June 30, 2013 and 2012, respectively and $5.1 million and $5.5 million for the six-month periods ended June 30, 2013 and 2012, respectively. Estimated amortization expense by year is as follows (in thousands):

2013	$10,308
2014	10,449
2015	10,449
2016	10,430
2017	10,409

5.     LONG-TERM DEBT AND CREDIT FACILITY

Financing Arrangements

On August 31, 2011, the Company entered into a new $500.0 million credit facility (the “Credit Facility”) with a syndicate of banks, with Bank of America, N.A. serving as the administrative agent and JPMorgan Chase Bank, N.A. serving as the syndication agent. The Credit Facility consists of a $250.0 million five-year revolving credit line and a $250.0 million five-year term loan facility. Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.50% to 2.50% depending on the Company’s consolidated leverage ratio. The Company also can opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable average LIBOR borrowing rate (LIBOR plus the Company’s applicable rate) for the quarter ended June 30, 2013 was approximately 2.37%.

The Company’s total indebtedness at June 30, 2013 consisted of $206.3 million outstanding from the original $250.0 million term loan under the Credit Facility, $26.0 million on the line of credit under the Credit Facility and $0.2 million of third party notes and bank debt. Additionally, the Company and Wasco Coatings UK Ltd., a subsidiary of Wah Seong Corporation ("Wasco Energy"), loaned Bayou Wasco Insulation, LLC, a joint venture between the Company and Wasco Energy (“Bayou Wasco”), an aggregate of $14.0 million for the purchase of capital assets in 2012 and 2013, of which $6.9 million of such amount (representing funds loaned by Wasco Energy) was designated in the consolidated financial statements as third-party debt. In connection with the formation of Bayou Perma-Pipe Canada, Ltd. (“BPPC”), the Company and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January 2012, the Company and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. As of June 30, 2013, $4.9 million of such total amount (representing funds loaned by Perma-Pipe Canada Inc.) was designated in the consolidated financial statements as third-party debt.

As of June 30, 2013, the Company had $18.7 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $10.4 million was collateral for the benefit of certain of our insurance carriers and $8.3 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

The Company’s total indebtedness at December 31, 2012 consisted of $218.8 million outstanding from the original $250.0 million term loan under the Credit Facility, $26.0 million on the line of credit under the Credit Facility and $0.1 million of third party notes and bank debt. Additionally, the Company and Wasco Energy loaned Bayou Wasco $11.0 million for the purchase of capital assets in 2012, of which $5.5 million of such amount (representing funds loaned by Wasco Energy) was designated in the consolidated financial statements as third-party debt. In connection with the formation of BPPC, the Company and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January 2012, the Company and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. As of December 31, 2012, $4.1 million of the additional $6.2 million had been funded. As of December 31, 2012, $5.2 million of such total amount (representing funds loaned by Perma-Pipe Canada Inc.) was designated in the consolidated financial statements as third-party debt.

At June 30, 2013 and December 31, 2012, the estimated fair value of the Company’s long-term debt was approximately $252.4 million and $253.6 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 10 of this report.

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

At June 30, 2013, the Company was in compliance with all of its debt and financial covenants as required under the Credit Facility.

For information regarding the Company’s new credit facility, effective July 1, 2013, refer to Note 11 “Subsequent Events” of this report.

6.      STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

Share Repurchase Plan

In December 2012, the Company’s Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock to be made during 2013. This amount represented the then maximum open market repurchases authorized in any calendar year under the terms of the Credit Facility. In May 2013, the Company’s Board of Directors authorized the repurchase of up to an additional $10.0 million of the Company’s common stock to be made during the balance of the 2013 calendar year. The Company simultaneously executed an amendment to the Credit Facility to allow the additional open market purchases.

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

During the first six months of 2013, the Company acquired 645,732 shares of the Company’s common stock for $14.7 million ($22.69 average price per share) through the two open market repurchase programs discussed above and 50,578 shares of the Company’s common stock for $1.2 million ($23.32 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, exercise of stock options and distribution of deferred stock units. Once repurchased, the Company immediately retired all such shares.

Equity-Based Compensation Plans

At June 30, 2013, the Company had two active equity-based compensation plans under which awards may be made, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. The Company’s 2013 Employee Equity Incentive Plan (the “2013 Employee Plan”) has 2,895,000 shares of the Company’s common stock reserved for issuance and, at June 30, 2013, 2,895,000 shares of common stock were available for issuance. The Company intends to register with the Securities and Exchange Commission the 2,895,000 shares reserved and available for issuance under the 2013 Employee Plan shortly after filing this report with the Securities and Exchange Commission. The Company’s 2011 Non-Employee Director Equity Incentive Plan (“2011 Director Plan”) has 250,000 shares of the Company’s common stock registered for issuance, and at June 30, 2013, 168,390 shares of common stock were available for issuance.

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

A summary of stock award activity during the six-month period ended June 30, 2013 follows:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2013	701,918	$19.42
Restricted shares awarded	398,497	24.15
Restricted stock units awarded	112,401	25.11
Restricted shares distributed	(274,028)	19.03
Restricted stock units distributed	(11,112)	20.70
Restricted shares forfeited	(13,992)	20.76
Restricted stock units forfeited	(52,434)	20.39
Outstanding at June 30, 2013	861,250	$22.38

Expense associated with stock awards was $2.1 million and $2.2 million in the six months ended June 30, 2013 and 2012, respectively. Unrecognized pre-tax expense of $14.5 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.5 years for awards outstanding at June 30, 2013.

Expense associated with stock awards was $0.9 million and $1.2 million for the quarters ended June 30, 2013 and 2012, respectively.

Deferred Stock Unit Awards

Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.

A summary of deferred stock unit activity during the six-month period ended June 30, 2013 follows:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2013	181,518	$19.06
Awarded	39,876	22.33
Shares distributed	(3,171)	21.78
Forfeited	–	–
Outstanding at June 30, 2013	218,223	$19.62

Expense associated with awards of deferred stock units for the quarters and six months ended June 30, 2013 and 2012 was $0.9 million and $0.7 million, respectively.

Stock Options

Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of stock option activity during the six-month period ended June 30, 2013 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	1,223,618	$18.49
Granted	29,025	25.11
Exercised	(29,511)	20.14
Canceled/Expired	(7,150)	24.36
Outstanding at June 30, 2013	1,215,982	$18.58
Exercisable at June 30, 2013	936,863	$17.89

Expense associated with stock option grants was $0.4 million and $0.5 million in the quarters ended June 30, 2013 and 2012, respectively. In the six months ended June 30, 2013 and 2012, the Company recorded expense of $1.0 million and $1.1 million, respectively, related to stock option grants. Unrecognized pre-tax expense of $1.8 million related to stock option grants is expected to be recognized over the weighted average remaining contractual term of 1.6 years for awards outstanding at June 30, 2013.

Financial data for stock option exercises are summarized in the following table (in thousands):

	For the Six Months Ended June 30,
	2013	2012

Amount collected from stock option exercises	$738	$456
Total intrinsic value of stock option exercises	131	103
Tax benefit of stock option exercises recorded in additional paid-in-capital	55	12

Aggregate intrinsic value of outstanding stock options	2,722	2,295
Aggregate intrinsic value of exercisable stock options	3,538	2,295

The intrinsic value calculations are based on the Company’s closing stock price of $22.51 and $17.89 on June 30, 2013 and 2012, respectively.

The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. The fair value of stock options awarded during the six-month periods ended June 30, 2013 and 2012 were estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

	Six Months Ended June 30,
	2013	2012

Weighted average grant-date fair value	$12.92	$8.19
Volatility	49.8%	45.2%
Expected term (years)	7.0	7.0
Dividend yield	0.0%	0.0%
Risk-free rate	1.1%	1.5%

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

Purchase Commitments

The Company had no material purchase commitments at June 30, 2013.

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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at June 30, 2013 on its consolidated balance sheet.

8.     SEGMENT REPORTING

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

During the first quarter of 2013, the Company re-organized its Water and Wastewater businesses to bring all of its operations under one central leadership team. The Company hired a Senior Vice President-Global Water and Wastewater and a Vice President of International Water and Wastewater. The Vice President of International Water and Wastewater is responsible for the European Water and Wastewater operations as well as the Asia-Pacific Water and Wastewater operations and reports directly to the Senior Vice President-Global Water and Wastewater. In connection with this management re-organization, the Company combined its European Water and Wastewater and Asia-Pacific Water and Wastewater reportable segments into one reportable segment titled International Water and Wastewater. All future filings will combine these previously reported segments into one.

The quarter and six months ended June 30, 2012 results include $1.4 million and $2.0 million, respectively, for costs incurred related to the acquisitions of Fyfe LA and Fyfe Asia. The quarter and six months ended June 30, 2013 results include $1.9 million, respectively, for costs incurred related to the Company’s July 1, 2013 acquisition of Brinderson, L.P., a California limited partnership, General Energy Services, a California corporation, and Brinderson Constructors Inc., a California corporation (collectively, “Brinderson”) and other acquisition targets the Company is no longer pursuing (see Note 11 to this report for more information regarding the Brinderson acquisition). The Company recorded these costs under “Acquisition-related expenses” on its consolidated statements of operations.

The following disaggregated financial results have been prepared using a management approach that is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. The Company evaluates performance based on stand-alone operating income (loss).

Financial information by segment was as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Energy and Mining	$108,592	$127,900	$217,283	$240,224
North American Water and Wastewater	87,979	79,492	165,620	153,829
International Water and Wastewater	27,757	26,276	53,911	52,946
Commercial and Structural	17,772	20,822	31,262	35,369
Total revenues	$242,100	$254,490	$468,076	$482,368

Gross profit:
Energy and Mining	$26,294	$32,969	$50,560	$59,757
North American Water and Wastewater	19,979	17,097	34,429	31,667
International Water and Wastewater	5,597	3,107	10,308	6,712
Commercial and Structural	6,698	9,046	11,408	16,654
Total gross profit	$58,568	$62,219	$106,705	$114,790

Operating income (loss):
Energy and Mining	$6,156	$13,748	$11,607	$21,476
North American Water and Wastewater	8,958	5,883	12,683	10,073
International Water and Wastewater	82	(2,270)	(1,081)	(4,348)
Commercial and Structural	627	1,293	(568)	2,640
Total operating income:	$15,823	$18,654	$22,641	$29,841

The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
United States	$155,444	$172,496	$294,191	$314,104
Canada	35,752	39,369	75,146	83,758
Europe	22,337	21,001	44,987	40,943
Other foreign	28,567	21,624	53,752	43,563
Total revenues	$242,100	$254,490	$468,076	$482,368

Gross Profit:
United States	$38,055	$46,834	$67,168	$82,688
Canada	8,100	9,344	17,402	20,643
Europe	5,680	5,332	10,684	9,775
Other foreign	6,733	709	11,451	1,684
Total revenues	$58,568	$62,219	$106,705	$114,790

Operating income (loss)
United States	$7,231	$13,310	$7,126	$19,239
Canada	4,477	5,223	10,225	11,859
Europe	1,955	1,745	2,823	2,097
Other foreign	2,160	(1,624)	2,467	(3,354)
Total operating income	$15,823	$18,654	$22,641	$29,841

9.     DISCONTINUED OPERATIONS

During the second quarter of 2013, the Company’s Board of Directors approved a plan of liquidation for its BWW business in an effort to improve the Company’s overall financial performance and align the operations with its long-term strategic initiatives. BWW provided specialty welding and fabrication services from its facility in New Iberia, Louisiana. Financial results for BWW were part of the Company’s Energy and Mining segment for financial reporting purposes.

BWW ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. As a result of the closure of BWW, Aegion recognized a pre-tax, non-cash charge of approximately $3.9 million ($2.4 million after-tax, or $0.06 per diluted share) to reflect the impairment of goodwill and intangible assets. The Company also recognized additional non-cash impairment charges for equipment and other assets of approximately $1.1 million on a pre-tax basis ($0.7 million on an after-tax basis, or $0.02 per diluted share), which also was recorded in the second quarter of 2013. The Company expects a liquidation value of as much as $9.9 million in cash from the disposal of the business and its assets, including working capital. The Company also will incur cash charges to exit the business of up to approximately $0.1 million on a pre-tax and post-tax basis, or $0.01 per share, which will include property, equipment and vehicle lease termination and buyout costs, employee termination benefits and retention incentives, among other ancillary shut-down expenses.

The discontinuation of BWW signified a triggering event for the Bayou reporting unit goodwill. The Company updated its analysis of the Bayou reporting unit as of the date of discontinuation. In its previous Bayou reporting unit analysis on October 1, 2012, the Company tested the Bayou reporting unit as a whole, which included the carrying value and future cash flows associated with the BWW business. In the updated analysis associated with this triggering event, the Company removed any carrying value associated with BWW (as it was tested separately) and updated its income projections to reflect the removal of BWW and the current future cash flows of the Bayou reporting unit. Additionally, the Company updated the data points associated with the market approach. In this analysis, it was determined that the Bayou reporting unit does not have an indication of impairment at the date of discontinuation.

Operating results for discontinued operations are summarized as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$2,444	$3,041	$8,120	$5,757
Gross profit	(2,161)	208	(3,240)	321
Operating expenses	1,159	499	1,618	900
Closure charges of welding business	5,019	–	5,019	–
Operating loss	(8,339)	(291)	(9,877)	(580)
Loss before tax benefits	(8,128)	(430)	(9,695)	(759)
Tax benefits	3,151	176	3,797	312
Net loss	(4,977)	(253)	(5,898)	(447)

Balance sheet data for discontinued operations was as follows (in thousands):

	June 30, 2013	December 31, 2012

Restricted cash	$1,193	$1,192
Receivables, net	7,639	4,380
Costs and estimated earnings in excess of billings	3,851	2,775
Inventories	–	386
Prepaid expenses and other current assets	–	253
Property, plant and equipment, less accumulated depreciation	1,242	2,803
Other assets	–	4,021
Total assets	$13,925	$15,810

Accounts payable	$2,281	$3,225
Accrued expenses	1,711	1,660
Total liabilities	$3,992	$4,885

10.   DERIVATIVE FINANCIAL INSTRUMENTS

As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to fix exchange rates for net investments in foreign operations or to hedge foreign currency cash flow transactions. For cash flow hedges, gain or loss is recorded in the consolidated statements of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were effective; therefore, no gain or loss was recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During each of the quarters and six months ended June 30, 2013 and 2012, the Company recorded less than $0.1 million as a gain on the consolidated statements of operations in the other income (expense) line item upon settlement of the cash flow hedges. At June 30, 2013, the Company recorded a net deferred gain of $0.1 million related to the cash flow hedges in other current assets and other comprehensive income on the consolidated balance sheets and on the foreign currency translation adjustment and derivative transactions line of the consolidated statements of equity. The Company presents derivative instruments in the consolidated financial statements on a gross basis. Based on the Company’s individual counterparties, its gross and net difference of financial position are immaterial to the financial statements.

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

In November 2011, the Company entered into an interest rate swap agreement, for a notional amount of $83.0 million, which had an expiration date in November 2014. See Note 5 to the financial statements contained in this report for additional detail regarding the interest rate swap. See Note 11 to the financial statements contained in this report for detail regarding the Company’s new credit facility, effective July 1, 2013.

The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 (as defined below) inputs (in thousands):

Designation of Derivatives	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives Designated as Hedging Instruments
Forward Currency Contracts	Prepaid expenses and other current assets	$67	–
	Total Assets	$67	–

Forward Currency Contracts	Accrued expenses	–	$9
Interest Rate Swaps	Other non-current liabilities	522	764
	Total Liabilities	$522	$773

Derivatives Not Designated as Hedging Instruments
Forward Currency Contracts	Prepaid expenses and other current assets	$542	–
	Total Assets	$542	–

Forward Currency Contracts	Accrued Expenses	$–	$585
	Total Derivative Assets	609	–
	Total Derivative Liabilities	522	1,358
	Total Net Derivative Asset (Liability)	$87	$(1,358)

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

The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Forward Currency Contracts	$609	–	$609	–
Total	$609	–	$609	–

Liabilities
Interest Rate Swap	$522	–	$522	–
Total	$522	–	$522	–

	Total Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities
Forward Currency Contracts	$594	$–	$594	$–
Interest Rate Swap	764	–	764	–
Total	$1,358	–	$1,358	–

The following table summarizes the Company’s derivative positions at June 30, 2013:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Canadian Dollar/USD	Sell	$15,196,259	0.4	1.06
Singapore Dollar/USD	Sell	1,979,368	0.5	1.27
Hong Kong Dollar/USD	Sell	1,570,093	0.5	7.75
Australian Dollar/USD	Sell	3,579,286	0.5	0.90
Interest Rate Swap		68,186,250	1.4

The Company had no transfers between Level 1, 2 or 3 inputs during the six-month period ended June 30, 2013. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which are based on Level 2 inputs as previously defined.

11.     SUBSEQUENT EVENTS

In June 2013, the Company announced the execution of a definitive agreement to acquire the equity shares of Brinderson and related entities for a purchase price of $150.0 million, subject to working capital adjustments. The Company closed the acquisition on July 1, 2013 and preliminary purchase price accounting is still pending as the acquisition occurred after the quarter ended. Brinderson is a leading integrated service provider of maintenance, construction, engineering and turnaround activities for the upstream and downstream oil and gas markets. Primarily focused on serving large oil and gas customers in California, Brinderson’s competitive advantages include its industry-leading safety record, a strong reputation for reliability and quality and comprehensive solutions needed for major refinery maintenance, repairs and retrofits. These core competencies position Brinderson to meet the growing demand for non-discretionary operating and maintenance expenditures.

In July 2013, in connection with the closing of the acquisition of Brinderson, the Company entered into a new $650 million senior secured credit facility (the “New Credit Facility”) with a syndicate of banks. Bank of America, N.A. served as the administrative agent. Merrill Lynch Pierce Fenner & Smith Incorporated, JPMorgan Securities LLC and U.S. Bank National Association acted as joint lead arrangers and joint book managers in the syndication of the new credit facility.

The New Credit Facility consists of a $300 million five-year revolving line of credit and a $350 million five-year term loan facility. The Company drew the entire term loan and $35.5 million against the revolving line of credit from the New Credit Facility on July 1, 2013 for the following purposes: (1) to pay the $150 million cash purchase price for the Company’s acquisition of Brinderson, L.P., which closed on July 1, 2013; (2) to retire $232.3 million in indebtedness outstanding under the Company’s prior credit facility; and (3) to fund expenses associated with the New Credit Facility and the Brinderson acquisition. Additionally, the Company used $7.0 million of its cash on hand to fund these transactions. This New Credit Facility replaced the Company’s $500 million credit facility entered into on August 31, 2011.

In connection with the closing of the quarter ending September 30, 2013, the Company expects to recognize expenses of approximately $2.3 million for advisory fees and $2.6 million for the write-off of unamortized financing fees associated with the 2011 credit facility.

In addition to Bank of America, JPMorgan Chase Bank and U.S. Bank National Association, the participating banks in the syndicate are Fifth Third Bank, Regions Bank, PNC Bank, National Association, BBVA Compass Bank, HSBC Bank USA, N.A., KeyBank National Association, Bank of the West, Branch Banking and Trust Company, Wells Fargo, N.A., BMO Harris, Comerica Bank, National Bank of Kuwait SAK and Stifel Bank and Trust.

Generally, interest will be charged on the principal amounts outstanding under the New Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable one month LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of July 1, 2013 was approximately 2.20%.

The New Credit Facility includes a provision permitting the Company, by notice to Bank of America, N.A., as administrative agent, to increase either the revolving credit line or the term loan with additional commitments of up to $250 million from either the existing lending banks or additional financial institutions.

In July 2013, the Company entered into an interest rate swap agreement, for a notional amount of $175.0 million, which is set to expire in July 2016. The notional amount of this swap mirrors the amortization of a $175.0 million portion of the Company’s $350.0 million term loan drawn from the New Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $175.0 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of the Company’s term loan from the New Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and will be accounted for as a cash flow hedge.

The New Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the New Credit Facility’s credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

Consolidated financial leverage ratio compares consolidated funded indebtedness to New Credit Facility defined income. The initial maximum amount was not to initially exceed 3.75 to 1.00 and will decrease periodically at scheduled reporting periods to not more that 3.50 to 1.00 beginning with the quarter ending June 30, 2014.

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

Executive Summary

We are a global leader in infrastructure protection, providing proprietary technologies and services to protect against the corrosion of industrial pipelines and for the rehabilitation and strengthening of sewer, water, energy and mining piping systems and buildings, bridges, tunnels and waterfront structures. Our business activities include manufacturing, distribution, installation, coating and insulation, cathodic protection, research and development and licensing. Our acquisition of Brinderson, L.P. and related entities (“Brinderson”) on July 1, 2013 opens new markets for us through the maintenance, engineering and construction services for downstream and upstream facilities in the North America oil and gas market. Our products and services are currently utilized and performed in more than 100 countries across six continents. We believe that the depth and breadth of our products and services platform make us a leading “one-stop” provider for the world’s infrastructure rehabilitation and protection needs.

Our Company is primarily built on the premise that it is possible to use technology to extend the structural design life and maintain, if not improve, the performance of a pipe. We’re proving today that this expertise can be applied in a variety of markets to protect pipelines in oil, gas mining, wastewater, water applications and extending this to the rehabilitation of commercial structures. Many types of infrastructure must be protected from the corrosive and abrasive materials that pass through or near them. Our expertise in non-disruptive corrosion engineering and abrasion protection is now wide-ranging, opening new markets for growth. We have a long history of product development and intellectual property management. We manufacture most of the engineered solutions we create as well as the specialized equipment required to install them. Finally, decades of experience give us an advantage in understanding municipal, energy, mining, industrial and commercial customers. Strong customer relationships and brand recognition allow us to support the expansion of existing and innovative technologies into new high growth end markets.

We originally incorporated in Delaware in 1980 to act as the exclusive United States licensee of the Insituform® cured-in-place pipe (“CIPP”) process, which Insituform’s founder invented in 1971. The Insituform® CIPP process served as the first trenchless technology for rehabilitating sewer pipelines and has enabled municipalities and private industry to avoid the extraordinary expense and extreme disruption that can result from conventional “dig-and-replace” methods. For over 40 years, we have maintained our leadership position in the CIPP market from manufacturing, to technological innovations and market share.

In order to strengthen our ability to service the emerging demands of the infrastructure protection market and to better position our Company for sustainable growth, we embarked on a diversification strategy in 2009 to expand our product and service portfolio and our geographical reach. Through a series of strategic initiatives and complementary acquisitions, we now possess one of the broadest portfolios of cost-effective solutions for rehabilitating and maintaining aging or deteriorating infrastructure and protecting new infrastructure from corrosion worldwide.

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

●

growing market opportunities in the commercial and structural infrastructure sector through (i) continued customer acceptance of current products and technologies; (ii) expansion of our product and service offerings with respect to protection, rehabilitation and restoration of a broader group of infrastructure assets; and (iii) leveraging our premier brand and experience of successfully innovating and delivering technologies and services through selective acquisitions of companies and technologies and through strategic alliances;

●	expanding all of our businesses in key emerging markets such as Asia and the Middle East; and

●

streamlining our water and wastewater rehabilitation operations by; (i) improving project execution, cost management practices, including the reduction of redundant fixed costs, and product mix; (ii) identifying opportunities to streamline key management functions and processes to improve our profitability; and (iii) strongly emphasizing higher return manufacturing operations.

Acquisitions/Strategic Initiatives/Divestitures

We operate in three distinct markets: energy and mining; water and wastewater; and commercial and structural services. Management organizes itself around differences in products and services, as well as by geographic areas. Within the water and wastewater market, we operate in two distinct geographies: North America and internationally outside of North America. As such, we organized into four reportable segments: Energy and Mining; North American Water and Wastewater; International Water and Wastewater; and Commercial and Structural. Each segment is regularly reviewed and evaluated separately.

During the first quarter of 2013, we re-organized our Water and Wastewater businesses to bring all of its operations under one central leadership team. We hired a Senior Vice President-Global Water and Wastewater and a Vice President of International Water and Wastewater. The Vice President of International Water and Wastewater is responsible for the European Water and Wastewater operations as well as the Asia-Pacific Water and Wastewater operations and reports directly to the Senior Vice President-Global Water and Wastewater. In connection with this management re-organization, we combined our European Water and Wastewater and Asia-Pacific Water and Wastewater reportable segments into one reportable segment titled International Water and Wastewater and all future filings will combine these previously reported segments into one.

Energy and Mining Segment

Starting in January 2014, and solely during the month of January in each calendar year thereafter, our equity partner in Bayou Coating, L.L.C. ("Bayou Coating"), Stupp Brothers Inc. (“Stupp”), has the option to acquire (i) the assets of Bayou Coating at book value as of the end of the prior fiscal year, or (ii) the Company’s equity interests in Bayou Coating at forty-nine percent (49%) of the book value of Bayou Coating, as of the end of the fiscal year, with such book value to be determined on the basis of Bayou Coating’s federal information tax return for such fiscal year. We have received preliminary indication from Stupp that it intends to exercise the option in January 2014. Stupp has not indicated which option method it intends to exercise (acquire assets or equity interests). In connection with this preliminary indication, we have recognized a non-cash charge of $2.7 million ($1.8 million post-tax), related to the goodwill allocated to the joint venture as part of the purchase price accounting associated with our 2009 acquisition of The Bayou Companies L.L.C. (“Bayou”). The non-cash charge represents the Company’s current estimate of the difference between the carrying value of the investment on our balance sheet and the amount we may receive in connection with the exercise. We are currently evaluating and gathering more information regarding additional potential financial impacts associated with the exercise of this option. We do not expect any additional material impacts on our consolidated balance sheet.

During the second quarter of 2013, our Board of Directors approved a plan of liquidation for our Bayou Welding Works (“BWW”) business in an effort to improve our overall financial performance and align the operations with our long-term strategic initiatives. BWW provided specialty welding and fabrication services from its facility in New Iberia, Louisiana. Financial results for BWW were part of our Energy and Mining segment for financial reporting purposes.

BWW ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. As a result of the closure of BWW, we recognized a pre-tax, non-cash charge of approximately $3.9 million ($2.4 million after-tax, or $0.06 per diluted share) to reflect the impairment of goodwill and intangible assets. We also recognized additional non-cash impairment charges for equipment and other assets of approximately $1.1 million on a pre-tax basis ($0.7 million on an after-tax basis, or $0.02 per diluted share), which also was recorded in the second quarter of 2013. We expect a liquidation value of as much as $9.9 million in cash from the disposal of the business and its assets, including working capital. We also will incur cash charges to exit the business of up to approximately $0.1 million on a pre-tax and post-tax basis, or $0.01 per share, which will include property, equipment and vehicle lease termination and buyout costs, employee termination benefits and retention incentives, among other ancillary shut-down expenses.

In March 2012, we organized United Special Technical Services LLC (“USTS”), a joint venture located in the Sultanate of Oman between our United Pipeline Systems division and Special Technical Services LLC (“STS”), for the purpose of executing pipeline, piping and flow line high-density polyethylene lining services throughout the Middle East and Northern Africa. We hold a fifty-one percent (51%) equity interest in USTS and STS holds the remaining forty-nine percent (49%) equity interest. USTS initiated operations in the second quarter of 2012.

Water and Wastewater Segment

In June 2013, we sold our fifty percent (50%) interest in Insituform Rohrsanierungstechniken GmbH (“Insituform-Germany”), held through our indirect subsidiary, Insituform Technologies Limited (UK), to Per Aarsleff A/S, a Danish company (“Aarsleff”). Insituform-Germany, a company that was jointly owned by Aegion and Aarsleff, is active in the business of no-dig pipe rehabilitation in Germany, Slovakia and Hungary. The sale price was €14 million, approximately US $18.3 million. The sale resulted in a gain on the sale of approximately $11.3 million.

Commercial and Structural Segment

On April 5, 2012, we purchased Fyfe Group’s Asian operations (“Fyfe Asia”), which included all of the equity interests of Fyfe Asia Pte. Ltd, a Singaporean entity (and its interest in two joint ventures located in Borneo and Indonesia), Fyfe (Hong Kong) Limited, Fibrwrap Construction (M) Sdn Bhd, a Malaysian entity, Fyfe Japan Co. Ltd and Fibrwrap Construction Pte. Ltd and Technologies & Art Pte. Ltd., Singaporean entities. Customers in India and China will be served through an exclusive product supply and license agreement. The cash purchase price at closing was $40.7 million and also included the patent portfolio of Fyfe Asia. The purchase price was funded out of our cash balances and by borrowing $18.0 million against our line of credit. Fyfe Asia is included in our Commercial and Structural reportable segment.

On January 4, 2012, we purchased Fyfe Group’s Latin American operations (“Fyfe LA”), which included all of the equity interests of Fyfe Latin America S.A., a Panamanian entity (and its interest in various joint ventures located in Peru, Costa Rica, Chile and Colombia), Fyfe – Latin America S.A. de C.V., an El Salvadorian entity, and Fibrwrap Construction Latin America S.A., a Panamanian entity. The purchase price was $2.3 million in cash at closing with the sellers able to earn an additional payout both annually upon achievement of certain performance targets in each year over the three-year period ending December 31, 2014 and upon completion of 2011 and 2012 audited financials based upon a multiple of EBITDA calculation. During the first quarter of 2012, we paid the sellers an additional $1.1 million based on a preliminary working capital adjustment. Fyfe LA provides Fibrwrap installation services throughout Latin America, as well as product and engineering support to installers and applicators of the fiber reinforced polymer systems in Latin America. The purchase price was funded out of our cash balances. Fyfe LA is included in our Commercial and Structural reportable segment.

See Notes 1 and 9 to the financial statements contained in this report for further discussion regarding these acquisitions and divestitures.

Results of Operations – Quarters and Six-Month Periods Ended June 30, 2013 and 2012

Overview – Consolidated Results

Key financial data for our consolidated operations, as updated for discontinued operations, was as follows (dollars in thousands):

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2013	2012	$	%
Revenues	$242,100	$254,490	$(12,390)	(4.9)%
Gross profit	58,568	62,219	(3,651)	(5.9)
Gross profit margin	24.2%	24.4%	n/a	(20	)bp
Operating expenses	40,837	42,153	(1,316)	(3.1)
Acquisition-related expenses	1,908	1,412	496	35.1
Operating income	15,823	18,654	(2,831)	(15.2)
Operating margin	6.5%	7.3%	n/a	(80	)bp
Income from continuing operations	18,190	11,751	6,439	54.8

	Six Months Ended June 30,		Increase (Decrease)
	2013	2012	$	%
Revenues	$468,076	$482,368	$(14,292)	(3.0)%
Gross profit	106,705	114,790	(8,085)	(7.0)
Gross profit margin	22.8%	23.8%	n/a	(100	)bp
Operating expenses	82,156	82,962	(806)	(1.0)
Acquisition-related expenses	1,908	1,987	(79)	(4.0)
Operating income	22,641	29,841	(7,200)	(24.1)
Operating margin	4.8%	6.2%	n/a	(140	)bp
Income from continuing operations	21,822	18,669	3,153	16.9

Consolidated income from continuing operations was $18.2 million for the quarter ended June 30, 2013 compared to $11.8 million in the prior year quarter. The increase in consolidated income from continuing operations for the second quarter of 2013 was a result of the sale of our 50% interest in our joint venture in Germany, which resulted in a gain of $7.9 million (post-tax), partially offset by a non-cash charge of $1.8 million (post-tax) to write down our investment in our Bayou Coating joint venture and acquisition-related expenses of $1.1 million (post-tax). Operating income, excluding acquisition-related expense, declined by $2.3 million, or 11.6%, due to declines in our Energy and Mining and Commercial and Structural segments. Within Energy and Mining, the decline compared to the second quarter of 2012 was primarily related to low backlog levels in our coating operations and continued project delays on our large projects in Morocco and for the Wasit gas field. Excluding acquisition-related costs, our Commercial and Structural segment declined by $2.1 million, or 76.8%, due to lower workable backlog, isolated performance issues and project delays in its North American operations. Partially offsetting these declines were improvements in our global water and wastewater businesses, specifically North America. In North America, we successfully executed several large diameter projects during the second quarter of 2013 and saw a shift to more medium and large diameter work, which are higher margin projects.

For the first six months of 2013, consolidated income from continuing operations increased $3.2 million, or 16.9%, compared to the first six months of 2012. Again, the increase can be attributable to the gain on the sale of our interests in our German joint venture, partially offset by declines in our Energy and Mining and Commercial and Structural segments. Additionally, we experienced severe weather related delays throughout the first quarter of 2013 and into parts of the second quarter of 2013 throughout all of our segments.

For the second quarter of 2013 compared to the same quarter of 2012, revenues decreased $12.4 million, or 4.9%. For the six months ended June 30, 2013 revenues decreased $14.3 million, or 3.0%, compared to the prior year period. These decreases were primarily due to project and weather delays throughout North America coupled with lower workable backlog levels within our Commercial and Structural segment and our Energy and Mining segment’s coating operations. Additionally, in the second quarter of 2013, revenues from our industrial linings operations declined by $10.8 million, or 26.3%, due to lower revenues recorded from our large project in Morocco. Our global water and wastewater business improved due to strong backlog positions in North America and growth of our operations in Spain and Malaysia.

For the second quarter of 2013 compared to the same quarter of 2012, operating expenses decreased $1.3 million, or 3.1%. For the six-month period ended June 30, 2013, operating expenses declined $0.8 million, or 1.0%, compared to the prior year period. These decreases were primarily due to operational efficiencies gained in our cathodic protection operations as well as continued improvements in leveraging our fixed cost structure in our North American Water and Wastewater operation. Partially offsetting these declines were increases in International Water and Wastewater segment as well as our industrial linings operations as we have continued to expand our presence internationally.

Contract Backlog

Contract backlog is our expectation of revenues to be generated from received, signed and uncompleted contracts, the cancellation of which is not anticipated at the time of reporting. The Company assumes that these signed contracts are funded. For its government or municipal contracts, the Company’s customers generally obtain funding through local budgets or pre-approved bond financing. The Company has not undertaken a process to verify funding status of these contracts and, therefore, cannot reasonably estimate what portion, if any, of its contracts in backlog have not been funded. However, the Company has little history of signed contracts being canceled due to the lack of funding. Contract backlog excludes any term contract amounts for which there are not specific and determinable work releases and projects where we have been advised that we are the low bidder, but have not formally been awarded the contract. The following table sets forth our consolidated backlog by segment (in millions):

	June 30, 2013	March 31, 2013	December 31, 2012	June 30, 2012
Energy and Mining (1)	$193.0	$207.7	$240.8	$245.2
North American Water and Wastewater	221.1	172.2	185.0	158.2
International Water and Wastewater	44.1	49.4	56.6	57.0
Commercial and Structural	52.2	49.4	50.8	29.5
Total	$510.4	$478.7	$533.2	$489.9

(1)	All periods presented exclude BWW backlog.

Although backlog represents only those contracts that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.

Within our Energy and Mining and Commercial and Structural segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of June 30, 2013, 11.2% and 1.1% of our Energy and Mining and Commercial and Structural, respectively, backlog related to these variable interest entities. Additionally, a substantial majority of our contracts are fixed price contracts with individual private businesses across the world.

Within our Water and Wastewater segments, all of our projects are performed through our wholly-owned subsidiaries and a substantial majority of those projects are fixed price contracts with individual municipalities across the world.

Energy and Mining Segment

Key financial data for our Energy and Mining segment, as updated for discontinued operations, was as follows (in thousands):

(dollars in thousands)
	Quarters Ended June 30,		2013 vs. 2012 Increase (Decrease)
	2013	2012	$	%
Revenues	$108,592	$127,900	$(19,308)	(15.1)%
Gross profit	26,294	32,969	(6,675)	(20.2)
Gross profit margin	24.2%	25.8%	n/a	(160	)bp
Operating expenses	18,230	19,221	(991)	(5.2)
Acquisition-related expenses	1,908	—	1,908	n/m
Operating income	6,156	13,748	(7,592)	(55.2)
Operating margin	5.7%	10.7%	n/a	(500	)bp

(dollars in thousands)
	Six Months Ended June 30,		2013 vs. 2012 Increase (Decrease)
	2013	2012	$	%
Revenues	$217,283	$240,224	$(22,941)	(9.5)%
Gross profit	50,560	59,757	(9,197)	(15.4)
Gross profit margin	23.3%	24.9%	n/a	(160	)bp
Operating expenses	37,045	38,281	(1,236)	(3.2)
Acquisition-related expenses	1,908	—	1,908	n/m
Operating income	11,607	21,476	(9,869)	(46.0)
Operating margin	5.3%	8.9%	n/a	(360	)bp

Revenues

Revenues in our Energy and Mining segment decreased by $19.3 million, or 15.1%, in the second quarter of 2013 compared to the second quarter of 2012. The primary driver of this decline was lower revenues from our industrial lining operations, specifically less revenue from our large project in Morocco. Revenues for this project decreased $8.5 million, or 61.3%, compared to the second quarter of 2012. Revenues for our coating operations and our robotic coating operations declined $5.7 million, or 22.6%, and $3.6 million, or 52.1%, respectively. These revenue declines relate to two large projects, for which a portion of the work has now been moved into 2014 as a result of customer driven scheduling changes. Partially offsetting these declines was a $0.7 million, or 1.2%, growth in our cathodic protection operations.

Revenues decreased by $22.9 million, or 9.5%, for the six months ended June 30, 2013 compared to the prior period primarily due to less revenue in our industrial linings operations in Morocco and lower revenues in our robotic coatings operations. In Morocco, revenues declined $9.1 million, or 45.1%, as work slowed down in the quarter. Additionally, our industrial linings operations experienced softness in the markets in Mexico and South America compared to the prior year period. Collectively, these markets declined by $6.1 million, or 31.1%. Finally, our robotic coating operations recognized $5.5 million less mobilization revenues in the first six months of 2013 compared to the prior year period. Our declines were partially offset by $4.6 million, or 4.5%, growth from our cathodic protection operations due to execution of several large projects during 2013.

Our Energy and Mining segment contract backlog at June 30, 2013 was $193.0 million, which represented a $14.7 million, or 7.1%, decrease compared to March 31, 2013 and a $52.2 million, or 21.3%, decrease compared to June 30, 2012. Backlog for our industrial linings operations declined sequentially and on a year-over-year basis primarily from the project in Morocco, which represented 49.4% of our industrial linings backlog at June 30, 2012, but only 8.2 percent of our industrial linings backlog as of June 30, 2013. Excluding the project in Morocco, our Energy and Mining segment contract backlog at June 30, 2013 was $187.8 million, which represented a $10.9 million, or 5.4%, decreased compared to March 31, 2013 and a $13.8 million, or 6.8%, decrease compared to June 30, 2012. Market conditions remain favorable in our industrial linings operations and margins in backlog are improving. Our cathodic protection operations increased its backlog by $10.3 million, or 14.3%, to $82.1 million from increased sales acquisitions primarily in Canada. Our coating operation is experiencing a lull in the timing of offshore projects for the Gulf of Mexico resulting in a recent decline in backlog. As a result, nearly all of the operation’s prospects for future backlog are slated for 2014, including its largest project originally expected for the second half of 2013.

Gross Profit and Gross Profit Margin

Gross profit in our Energy and Mining segment decreased $6.7 million, or 20.2%, and $9.2 million, or 15.4%, during the quarter and six-month periods ended June 30, 2013, respectively, compared to the prior year periods. Gross margins declined by 160 basis points to 24.2% during the second quarter of 2013. The primary drivers of the decline in gross profit and margins were project execution issues in Morocco, customer-directed delay for the large robotic coating project in Saudi Arabia and the second quarter of 2012 containing a large concrete job for our coating operations in New Iberia, LA that was not present during the second quarter of 2013. The industrial lining work in Morocco declined $1.9 million, or 100.8%, compared to the prior year due to added costs to address project execution issues. The issue has been resolved and the project will be completed near the end of the third quarter of 2013. Gross profit for the coating and robotic operations declined $6.1 million, or 64.1%, primarily due to customer delays that have pushed larger projects into the second half of 2013 and first half of 2014. Partially offsetting these declines in both the quarter and six-month periods ended June 30, 2013, were solid results from our cathodic protection operations, specifically in the North American market.

We believe the end markets for our Energy and Mining segment remain robust. Project delays and a pause in project activity for the coatings operations in the Gulf of Mexico and linings operations in some international markets will slow the growth expected in the second half of 2013. For the remainder of 2013 we expect (i) the start in August 2013 of the large robotic project for the offshore Wasit gas field; (ii) growth from our cathodic protection operations, specifically in Canada, from increasing capital investments in North America and entering new geographies for engineered pipeline integrity systems; and (iii) higher margins for the projects expected to be completed in our industrial linings operation with the completion of the lower margin Morocco project. Our Energy and Mining segment expects to report financial results for Brinderson beginning in the third quarter and we will discuss margin profile and trends appropriately.

We anticipate healthy global markets will lead to expansion within existing geographies for our corrosion engineering and industrial lining platforms as well as new geographies, specifically in Asia and the Middle East. We continue to believe that continued strong commodity prices coupled with ever increasing demand for maintenance spending in the sector, more significant opportunities in offshore pipeline development, particularly in the Gulf of Mexico, along with continued growth in our businesses situated in the key infrastructure spend areas of Canada, the Middle East and South America, provide us significant growth opportunities well into the future. The outlook for Brinderson is robust with the renewal and new bid opportunities for the western region of the United States upstream and downstream oil and gas markets. In addition, Brinderson is pursuing opportunities to expand its services into the West Texas Permian Basin region.

Operating Expenses

Operating expenses in our Energy and Mining segment decreased by $1.0 million, or 5.2%, in the second quarter of 2013, and by $1.2 million, or 3.2%, in the six months ended June 30, 2013 compared to the prior year periods. The primary driver of the declines comes from improved costs efficiencies in our cathodic protection operations and spending controls at our New Iberia, Louisiana coating operations. Operating expenses for our industrial lining operations increased $0.7 million, or 36.3%, for international expansion and to provide additional project support to resolve the pipe connection issue on the Morocco project. As a percentage of revenues, our Energy and Mining operating expenses were 16.8% and 17.0% for the quarter and six-month period ended June 30, 2013, respectively, compared to 15.0% and 15.9% in the comparable periods in 2012, respectively.

Operating Income and Operating Margin

Lower revenues and gross margins led to an operating income decrease of $7.6 million, or 55.2%, to $6.2 million in the second quarter of 2013 compared to $13.7 million in the second quarter of 2012. In the six-month period ended June 30, 2013, operating income decreased by $9.9 million, or 46.0%, to $11.6 million compared to $21.5 million in the prior year period. Operating margin was 5.7% and 5.3% in the quarter and six-month period ended June 30, 2013, respectively.

North American Water and Wastewater Segment

Key financial data for our North American Water and Wastewater segment was as follows (dollars in thousands):

	Quarters Ended June 30,		Increase (Decrease)
	2013	2012	$	%
Revenues	$87,979	$79,492	$8,487	10.7%
Gross profit	19,979	17,097	2,882	16.9
Gross profit margin	22.7%	21.5%	n/a	120	bp
Operating expenses	11,021	11,214	(193)	(1.7)
Operating income	8,958	5,883	3,075	52.3
Operating margin	10.2%	7.4%	n/a	280	bp

	Six Months Ended June 30,		Increase
	2013	2012	$	%
Revenues	$165,620	$153,829	$11,791	7.7%
Gross profit	34,429	31,667	2,762	8.7
Gross profit margin	20.8%	20.6%	n/a	20	bp
Operating expenses	21,746	21,594	152	0.7
Operating income	12,683	10,073	2,610	25.9
Operating margin	7.7%	6.5%	n/a	120	bp

Revenues

Revenues increased by $8.5 million, or 10.7%, for our North American Water and Wastewater segment in the second quarter of 2013 compared to the second quarter of 2012. The growth came from increased volume in the United States, partially offset by the negative impact of record wet weather in western Canada. The eastern region of the United States increased $10.8 million due to the completion of a large-diameter project in Texas and increased large-diameter work along the Atlantic coast. Revenue for our Canadian region declined by approximately $3.0 million from adverse weather conditions limiting our ability to perform CIPP installations.

For the six months ended June 30, 2013, revenues increased by $11.8 million, or 7.7%, compared to the comparable period in 2012. The primary driver for the increase was a $19.2 million increase from the Eastern region of the United States due to the execution of a large diameter project in Texas and increased large-diameter work along the Atlantic coast. We have had a favorable project mix from our manufacturing facility shipping 84% more large diameter tube than the prior year period. Partially offsetting these increases were the severe weather delays in Canada, where revenues declined $7.2 million.

Contract backlog in our North American Water and Wastewater segment at June 30, 2013 was a record $221.1 million, a $48.9 million, or 28.4%, increase from backlog at March 31, 2013 and a $62.9 million, or 39.8%, increase from backlog at June 30, 2012. This segment won multiple large projects during the quarter in the Eastern and Midwest regions of the United States. Market activity and bidding performance is expected to remain strong during the second half of 2013. We expect backlog to moderate slightly in the coming quarters as we work through a number of large project wins; however, we believe the market remains strong for the remainder of 2013 and into 2014, as the economy continues to recover.

Gross Profit and Gross Profit Margin

Gross profit in our North American Water and Wastewater segment increased $2.9 million, or 16.9%, in the second quarter of 2013 compared to the second quarter of 2012. Gross margin percentages increased to 22.7% in the second quarter of 2013 from 21.5% in the second quarter of 2012. The gross margin improvement of 120 basis points was primarily due to improved project mix during the quarter, which shifted to more medium and large diameter work. Additionally, we have maintained our bidding discipline and have experienced continued success in our enhanced project management structure. For the six months ended June 30, 2013, gross profit increased $2.8 million, or 8.7%, compared to the prior year period primarily due to the reasons previously mentioned.

Operating Expenses

Operating expenses in our North American Water and Wastewater segment decreased by $0.2 million, or 1.7%, during the second quarter of 2013 compared to the second quarter of 2012. As a percentage of revenues, operating expenses were 12.5% in the second quarter of 2013 compared to 14.1% in the second quarter of 2012. Operating expenses in the six months ended June 30, 2013 increased by $0.2 million, or 0.7%, compared to the prior year period. Operating expense as a percentage of revenues were 13.1% in the six months ended June 30, 2013, compared to 14.0% in the six months ended June 30, 2012, respectively. Despite increased volumes, operating expenses have maintained their current levels due to continued cost containment efforts.

Operating Income and Operating Margin

Higher gross margin percentages, coupled with increased revenues led to a $3.1 million, or 52.3%, increase in operating income in our North American Water and Wastewater segment in the second quarter of 2013 compared to the second quarter of 2012. The North American Water and Wastewater operating margin increased to 10.2% in the second quarter of 2013 compared to 7.4% in the second quarter of 2012. In the six-month period ended June 30, 2013, operating income increased by $2.6 million, or 25.9%, to $12.7 million compared to $10.1 million in the prior year period. Operating margin was 7.7% and 6.5% in the six months ended June 30, 2013 and 2012, respectfully.

International Water and Wastewater Segment

Key financial data for our International Water and Wastewater segment was as follows (dollars in thousands):

	Quarters Ended June 30,		Increase
	2013	2012	$	%
Revenues	$27,757	$26,276	$1,481	5.6%
Gross profit	5,597	3,107	2,490	80.1
Gross profit margin	20.2%	11.8%	n/a	840	bp
Operating expenses	5,515	5,377	138	2.6
Operating income (loss)	82	(2,270)	2,352	103.6
Operating margin	0.3%	(8.6)%	n/a	890	bp

	Six Months Ended June 30,		Increase
	2013	2012	$	%
Revenues	$53,911	$52,946	$965	1.8%
Gross profit	10,308	6,712	3,596	53.6
Gross profit margin	19.1%	12.7%	n/a	640	bp
Operating expenses	11,389	11,060	329	3.0
Operating loss	(1,081)	(4,348)	3,267	75.1
Operating margin	(2.0)%	(8.2)%	n/a	620	bp

Revenues

Our International Water and Wastewater segment revenues increased $1.5 million, or 5.6%, during the second quarter of 2013 compared to the second quarter of 2012. Our operations in Spain performed very well and revenues in the Netherlands grew more than 15 percent in a price competitive market. We executed $2.0 million of work in Malaysia during the quarter compared to no activity in the prior year period. Partially offsetting these increases were lower volume in the remainder of our Asian markets and certain markets in Europe.

Revenues in our International Water and Wastewater segment increased $1.0 million, or 1.8%, during the first six months of 2013 compared to prior year period. The increase was primarily due to growth across several European contracting markets, specifically the Netherlands and Spain. Partially offsetting these increases was lower volume in our European manufacturing facility due to the negotiations related to the buyout of our joint venture partner in Germany. Additionally, we had project delays in Brisbane because of flooding conditions and no new project activity in India.

Contract backlog in our International Water and Wastewater segment was $44.1 million at June 30, 2013. This represented a decrease of $5.3 million, or 10.7%, compared to March 31, 2013 and a decrease of $12.9 million, or 22.6%, compared to June 30, 2012. These decreases were primarily due to robust installation production in Spain, the Netherlands and Malaysia. Backlog levels in Australia are lower from the completion of the last contracts in Sydney. We believe we will secure additional work in our key operational areas in the coming months.

Gross Profit and Gross Profit Margin

Gross profit in our International Water and Wastewater segment increased $2.5 million, or 80.1%, to $5.6 million during the second quarter of 2013 compared to the second quarter of 2012. The increase was primarily due to reduction of the large losses in Singapore in 2012. During the quarter, we reduced losses in Singapore by $1.7 million to $0.6 million compared to a loss of $2.3 million in the second quarter of 2012. Partially offsetting this improvement was a $0.2 million decrease in gross profit related to our Australian operations because of severe flooding in Brisbane and higher material transportation costs. In our European operations, the growth and profitability improvement in Spain were entirely offset by poor project execution on two isolated jobs in the United Kingdom. For the six months ended June 30, 2013, gross profit increased $3.6 million, or 53.6%, primarily due to a $2.4 million reduction in losses from Singapore.

We anticipate moderate to improving conditions and are poised to see dramatically improved results as we continue work in Malaysia and execute new projects in Australia and other select markets within Europe.

Operating Expenses

Operating expenses in our International Water and Wastewater segment increased by $0.1 million, or 2.6%, to $5.5 million and $0.3 million, or 3.0%, to $11.4 million, during the second quarter and six months ended June 30, 2013, respectively, compared to prior year periods. The increase was the result of expansion in Australia outside of Sydney and slightly higher corporate allocations. Operating expenses as a percentage of revenues were 19.9% in the second quarter of 2013 compared to 20.5% in the second quarter of 2012. Operating expense as a percentage of revenues were 21.1% in the six months ended June 30, 2013, compared to 20.9% in the six months ended June 30, 2012, respectively.

Operating Income (Loss) and Operating Margin

An 840 basis point improvement in gross margins, driven by lower losses in Singapore led to a $2.4 million improvement of quarterly losses in the second quarter of 2013 compared to the second quarter of 2012. International Water and Wastewater operating margins improved 890 basis points to 0.3% in the second quarter of 2013 compared to (8.6)% in the second quarter of 2012. In the six-month period ended June 30, 2013, operating loss decreased by $3.3 million, or 75.1%, compared to the prior year period. Operating margin was (2.0)% and (8.2)% in the six months ended June 30, 2013 and 2012, respectfully.

Commercial and Structural Segment

Key financial data for our Commercial and Structural segment was as follows (dollars in thousands):

	Quarters Ended June 30,		Decrease
	2013	2012	$	%
Revenues	$17,772	$20,822	$(3,050)	(14.6)%
Gross profit	6,698	9,046	(2,348)	(26.0)
Gross profit margin	37.7%	43.4%	n/a	(570	)bp
Operating expenses	6,071	6,341	(270)	(4.3)
Acquisition-related expenses	—	1,412	(1,412)	(100.0)
Operating income	627	1,293	(666)	(51.5)
Operating margin	3.5%	6.2%	n/a	(270	)bp

	Six Months Ended June 30,		Decrease
	2013	2012	$	%
Revenues	$31,262	$35,369	$(4,107)	(11.6)%
Gross profit	11,408	16,654	(5,246)	(31.5)
Gross profit margin	36.5%	47.1%	n/a	(1060	)bp
Operating expenses	11,976	12,027	(51)	(0.4)
Acquisition-related expenses	—	1,987	(1,987)	(100.0)
Operating income (loss)	(568)	2,640	(3,208)	(121.5)
Operating margin	(1.8)%	7.5%	n/a	(930	)bp

Revenues

Revenues in our Commercial and Structural segment decreased $3.1 million, or 14.6%, during the second quarter of 2013 compared to the second quarter of 2012. Our North American operations declined $7.9 million primarily due to lower workable backlog, customer driven project delays and fewer pipeline projects than in the second quarter of 2012. Partially offsetting this decrease was a $0.7 million increase in our Asian operations; however, our Asian operations experienced delays on several large projects. Revenues in our Commercial and Structural segment declined $4.1 million, or 11.6%, during the six-month period ended June 30, 2013 compared to the prior year period primarily due to the project delays previously mentioned and severe weather during the first quarter of 2013.

        Contract backlog in our Commercial and Structural segment was $52.2 million at June 30, 2013. This represented an increase of $2.8 million, or 5.7%, compared to March 31, 2013 and an increase of $22.7 million, or 76.9%, compared to June 30, 2012. Compared to March 31, 2013 and June 30, 2012, backlog increased throughout North America as several jobs were pushed into the second half of 2013. Compared to June 30, 2012, Fyfe Asia backlog increased $18.8 million, or 133.0%, because of two large project awards in Hong Kong during the second half of 2012.

Gross Profit and Gross Profit Margin

Gross profit in our Commercial and Structural segment decreased $2.3 million, or 26.0%, during the second quarter of 2013 compared to the second quarter of 2012, primarily as a result of $1.2 million in project delays during the quarter. Partially offsetting this decline was a $0.5 million increase from Fyfe Asia. We had fewer pipeline projects during the quarter and isolated project execution issues contributed to the 570 basis point reduction in gross profit margins. Gross profit in our Commercial and Structural segment decreased $5.2 million, or 31.5%, during the six-month period ended June 30, 2013 compared to the prior year period. Gross profit margins declined 1,060 basis points during the first half of 2013 due to the project delays and a lower margin mix compared to the first half of 2012. We expect the margins for this segment to improve in the remainder of 2013 as we work through the project delays and continue to receive contributions from our international operations.

Operating Expense

Operating expenses in our Commercial and Structural segment decreased by $0.3 million, or 4.3%, during the second quarter of 2013 compared to the second quarter of 2012 primarily as a result of lower operating expenses in North America, partially offset by increases in our international operations. For the six-month periods ended June 30, 2013 and 2012, our operating expenses were essentially the same, despite the full year inclusion of operating expenses from Fyfe Asia. The six-month period ended June 30, 2012 also included $2.0 million of expenses related to the acquisitions of Fyfe Asia and Fyfe Latin America. Operating expenses as a percentage of revenues were 34.2% in the second quarter of 2013 compared to 38.3% in the second quarter of 2012. Operating expenses as a percentage of revenues were 34.2% and 34.0% in the sixth-month periods ended June 30, 2013 and 2012, respectively. Our operating expense as a percentage of revenue is higher in this segment compared to our other segments due to the investments being made in this segment to build the infrastructure necessary to achieve our growth objectives.

Operating Income (Loss) and Operating Margin

The delay of several higher margin projects along with revenue declines, partially offset by no acquisition expense, led to a $0.7 million decrease in operating income during the second quarter of 2013 compared to the second quarter of 2012 and a $3.2 million decrease in operating income in the six-month period ended June 30, 2013 compared to the prior year period. Commercial and Structural operating margins declined to 3.5% in the second quarter of 2013 compared to 6.2% in the second quarter of 2012. Operating margin was (1.8)% and 7.5% in the six months ended June 30, 2013 and 2012, respectfully.

We anticipate improved results for our Commercial and Structural segment during the remainder of 2013 due to increased backlog and the quick book-to-bill nature of the business. While our results for the first half of 2013 were significantly less than our original expectations, we believe the Commercial and Structural segment will return in 2014 to the growth objectives that we identified earlier this year.

Other Income (Expense)

Interest Income and Expense

Interest income was essentially flat in the quarter and six-month period ended June 30, 2013 compared to the same periods in 2012. Interest expense decreased by $0.5 million in the quarter and six-month period ended June 30, 2013 compared to the same periods in 2012 as principal balances were lower year over year.

Other Income (Expense)

Other income increased by $8.5 million and $8.0 million in the quarter and six months ended June 30, 2013, respectively, compared to the prior year periods due to the $11.3 million gain recognized on the sale of our fifty percent (50%) interest in our German joint venture. Partially offsetting this increase was a non-cash charge of $2.7 million related to the write-down of the investment in our Bayou joint venture as part of the purchase price accounting associated with our 2009 acquisition of The Bayou Companies L.L.C (“Bayou”). The non-cash charge represents our current estimate of the difference between the carrying value of the investment on our balance sheet and the amount we may receive in connection with the exercise option (as discussed in Note 1 to the consolidated financial statements in this report). Further offsetting the gain were higher foreign currency losses due to the revaluation of certain asset and liability balances.

Taxes on Income

Taxes on income decreased by $0.5 million during the second quarter of 2013 compared to the second quarter of 2012. Taxes on income decreased by $2.0 million during the six-month period ended June 30, 2013 compared to the six month period ended June 30, 2012. Our effective tax rate was 17.8% and 19.1% in the quarter and six-months ended June 30, 2013, respectively, compared to 28.5% and 28.4% in the corresponding periods in 2012. The quarter and six-month periods ended June 30, 2013 had lower effective tax rates due to a lower percentage of income from the United States, which has a higher tax rate.

Equity in Earnings of Affiliated Companies

Equity in earnings of affiliated companies was $1.3 million and $1.7 million in the second quarters of 2013 and 2012, respectively. Equity in earnings of affiliated companies was $2.2 million and $2.4 million in the six-month periods ended June 30, 2013 and 2012, respectively. The decreases during 2013 were primarily due to weaker results at our German joint venture partially offset by increased project activity from Bayou Coating, our pipe coating joint venture in Baton Rouge, Louisiana.

Non-controlling Interests

Income attributable to non-controlling interests was $0.2 million and $0.4 million in the second quarters of 2013 and 2012, respectively. The decrease was due to lower results from BPPC. Income attributable to non-controlling interests for the six months ended June 30, 2013 remained essentially flat compared to the prior year period.

Loss from Discontinued Operations

Loss from discontinued operations was $5.0 million and $0.3 million in the quarters ended June 30, 2013 and 2012, respectively. Loss from discontinued operations was $5.9 million and $0.4 million in the six months ended 2013 and 2012, respectfully. Our BWW business ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. As a result of the closure of this business, we recognized a pre-tax, non-cash charge of approximately $3.9 million ($2.4 million after-tax, or $0.06 per diluted share), to reflect the impairment of goodwill and intangible assets. The Company also recognized additional non-cash impairment charges for equipment and other assets of approximately $1.1 million on a pre-tax basis ($0.7 million on an after-tax basis; $0.02 per diluted share), which also was recorded in the second quarter of 2013.

Liquidity and Capital Resources

Cash and Equivalents

	June 30, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$118,232	$133,676
Restricted cash	397	382

Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments and compensating balances for bank undertakings in Europe.

Sources and Uses of Cash

We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, potential acquisitions, working capital, debt service and share repurchases. During the first six months of 2013, capital expenditures were primarily for our new insulation facility in Louisiana and for supporting growth in our Energy and Mining operations. During 2013, we expect decreased levels of capital expenditures compared to 2012 due to the completion of two large capital projects in our coating operations. We spent a total of $23.6 million on these projects in 2012, which was partially funded by our joint venture partners.

At June 30, 2013, our cash balances were located worldwide for working capital and support needs. Given our extensive international operations, approximately 59% of our cash is denominated in currencies other than the United States dollar. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our intention is to permanently reinvest these earnings.

Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At June 30, 2013, we believe our net accounts receivable and our costs and estimated earnings in excess of billings as reported on our consolidated balance sheet are fully collectible. At June 30, 2013, we had certain net receivables (as discussed in the following paragraph) that we believe will be collected but are being disputed by the customer in some manner, which has impacted or may meaningfully impact the timing of collection or require us to invoke our contractual rights to an arbitration or mediation process, or take legal action. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.

As of June 30, 2013, we had approximately $15.4 million in receivables related to certain projects in Hong Kong, Texas, Georgia and India. We are in various stages of discussions, arbitration and/or litigation with the project clients regarding such receivables. Additionally, we had $7.1 million of receivables in dispute with a single customer (of which $2.2 million is subject to a pending arbitration) associated with a large fabrication project at our Bayou Welding Works business and recorded within discontinued operations. We currently anticipate that the remaining $4.9 million in dispute with the client also will be subject to an arbitration proceeding later this year. These receivables have been outstanding for various periods dating back to 2009 through 2013. As of June 30, 2013, we had not reserved or written-off any of the balances related to these receivables, as management believes that these receivables are fully collectible. In each of the above instances, the customer has failed to meet its payment obligations in the timeframe set forth in the respective contracts. The Company believes that it has performed its obligations pursuant to such contracts. The Company believes the likelihood of success in each of these cases is probable and the Company is vigorously defending its position. As of December 31, 2012, we had approximately $16.0 million in receivables related to these projects. During the six-month period ended June 30, 2013, we collected approximately $1.7 million of the receivables associated with the projects in India.

Management believes that these outstanding receivables are fully collectible and a significant portion of the receivables will be collected within the next twelve months.

Cash Flows from Operations

Cash flows from operating activities of continuing operations provided $16.9 million in the first six months of 2013 compared to $46.0 million in the first six months of 2012. The decrease in operating cash flow from 2013 to 2012 was primarily related to increases in working capital and lower distributions from our non-majority owned joint ventures.

We used $13.8 million during the six-month period ended June 30, 2013 compared to $3.9 million provided in the comparable period of 2012 in relation to working capital. The primary component of our working capital increase during the six-month period ended June 30, 2013 was slower collections on receivables compared to the prior year period. Additionally, we used $4.4 million in cash on accounts payable and accrued expenses during the first six months of 2013, which represented a $3.6 million, or 44.9%, decrease compared to the prior year period. We expect strong collections during the second half of 2013 and higher operating cash flows in the upcoming quarters. Excluding the change in receivables and payables, the other elements of working capital used $7.1 million in the six-month period ended June 30, 2013 compared to $0.3 million used in the prior year period.

Unrestricted cash decreased to $118.2 million at June 30, 2013 from $133.7 million at December 31, 2012.

Cash Flows from Investing Activities

Investing activities from continuing operations provided $6.5 million and used $60.8 million in the six-month periods ended June 30, 2013 and 2012, respectively. We used $13.1 million in cash for capital expenditures in the first six months of 2013 compared to $21.3 million in the prior year period. The higher capital expenditures during 2012 were primarily for our Bayou Wasco Insulation, LLC (“Bayou Wasco”) and BPPC joint ventures. During the first six months of 2013, we sold our equity interests in our German joint venture for a total sale price of €14 million (approximately $18.3 million). In the first six months of 2013 and 2012, $1.2 million of non-cash capital expenditures were included in accounts payable and accrued expenditures. Capital expenditures in the first six months of 2013 and 2012 were partially offset by $1.6 million and $2.8 million, respectively, in proceeds received from asset disposals. During 2012, we used $39.4 million to acquire Fyfe Asia (net of cash acquired) and $3.0 million to acquire Fyfe LA (net of cash acquired).

We anticipate $30.0 million to $35.0 million to be spent in 2013 on capital expenditures to support our global operations.

Cash Flows from Financing Activities

Cash flows from financing activities used $28.1 million during the first six months of 2013 compared to $15.9 million provided in the first six months of 2012. During 2012, we borrowed $26.0 million on the line of credit under the Credit Facility in order to fund the purchase of Fyfe Asia on April 5, 2012 and for working capital and joint venture investments. In 2013, we used $15.8 million to repurchase 696,310 shares of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 6 contained in this report. Additionally, in 2013 and 2012, we used $12.5 million to pay down the principal balance of our term loan as discussed in Note 5 contained in this report.

Long-Term Debt

On August 31, 2011, we entered into a $500.0 million credit facility (the “Credit Facility”) with a syndicate of banks, with Bank of America, N.A. serving as the administrative agent and JPMorgan Chase Bank, N.A. serving as the syndication agent. The Credit Facility consisted of a $250.0 million five-year revolving credit line and a $250.0 million five-year term loan facility. Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.50% to 2.50% depending on the Company’s consolidated leverage ratio. We can opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable average LIBOR borrowing rate (LIBOR plus our applicable rate) for the quarter ended June 30, 2013 was approximately 2.37%.

Our total indebtedness at June 30, 2013 consisted of $206.3 million outstanding from the original $250.0 million term loan under the Credit Facility, $26.0 million on the line of credit under the Credit Facility and $0.2 million of third party notes and bank debt. Additionally, we and Wasco Energy loaned Bayou Wasco $14.0 million for the purchase of capital assets in 2012 and 2013, of which $6.9 million was designated in the consolidated financial statements as third-party debt. In connection with the formation of BPPC, we and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January, 2012, the Company and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. Of such amount, $4.9 million of the total amount was designated in our consolidated financial statements as third-party debt as of June 30, 2013.

As of June 30, 2013, we had $18.7 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $10.4 million was collateral for the benefit of certain of our insurance carriers and $8.3 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.

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

See Note 11 to the consolidated financial statements contained in this report for more information regarding our New Credit Facility.

We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances and additional short- and long-term borrowing capacity for the next 12 months. We expect cash generated from operations to improve throughout the remainder of 2013 due to anticipated increased profitability, improved working capital management initiatives and additional cash flows generated from businesses acquired in 2011, 2012 and 2013.

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

The following table provides a summary of our contractual obligations and commercial commitments as of June 30, 2013. This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases (in thousands):

Payments Due by Period
Cash Obligations(1)(2)(3)(4)(5)	Total	2013	2014	2015	2016	2017	Thereafter

Long-term debt and notes payable	$244,239	$22,684	$42,430	$40,625	$138,500	$—	$—
Interest on long-term debt	25,773	5,329	9,307	7,360	3,777	—	—
Operating leases	40,178	7,737	12,859	9,436	5,309	2,765	2,072
Total contractual cash obligations	$310,190	$35,750	$64,596	$57,421	$147,586	$2,765	$2,072

___________________

(1)

Cash obligations are not discounted. See Notes 5, 7 and 11 to the consolidated financial statements contained in this report regarding our long-term debt and credit facility and commitments and contingencies, respectively.

(2)

Interest on long-term debt was calculated using the current annualized rate on our long-term debt as discussed in Note 5 to the consolidated financial statements contained in this report. Also see Note 11 to the consolidated financial statements in this report.

(3)	At June 30, 2013, we had $4.2 million in earnout and contingent liabilities that are expected to be paid out by the end of 2013.
(4)

Liabilities related to Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, have not been included in the table above because we are uncertain as to if or when such amounts may be settled.

(5)	There were no material purchase commitments at June 30, 2013.

Off-Balance Sheet Arrangements

We use various structures for the financing of operating equipment, including borrowings and operating leases. All debt is presented in the balance sheet. Our future commitments were $310.2 million at June 30, 2013. We have no other off-balance sheet financing arrangements or commitments. See Note 7 to the consolidated financial statements contained in this report regarding commitments and contingencies.

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

Interest Rate Risk

The fair value of our cash and short-term investment portfolio at June 30, 2013 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.

Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at June 30, 2013 was variable rate debt. At June 30, 2013, the estimated fair value of our long-term debt was approximately $252.4 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at June 30, 2013 would result in a $2.3 million increase in interest expense. See Note 11 to consolidated financial statements in this report for information regarding our new credit facility, effective July 1, 2013.

Foreign Exchange Risk

We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At June 30, 2013, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $6.4 million impact to our equity through accumulated other comprehensive income.

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At June 30, 2013, there were no material foreign currency hedge instruments outstanding. See Note 10 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.

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

The primary products and raw materials used by our Commercial and Structural segment in the manufacture of fiber reinforced polymer composite systems are carbon, glass, resins, fabric and epoxy raw materials. Fabric and epoxies are the largest materials purchased, which are currently purchased through a select group of suppliers, although we believe these and the other materials are available from a number of vendors. The price of epoxy historically is affected by the price of oil. In addition, a number of factors such as worldwide demand, labor costs, energy costs, import duties and other trade restrictions may influence the price of these raw materials.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2013. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

      There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in certain actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such actions will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2013 (1)(3)	125,165	$22.76	124,163	$2,169,389
February 2013 (1)(3)	66,073	23.19	18,100	1,759,575
March 2013 (1)	8,800	22.87	8,800	1,558,081
April 2013 (2)(3)	71,713	22.03	70,869	–
May 2013 (2)(3)	267,559	22.77	266,800	4,310,286
June 2013 (2)	157,000	22.71	157,000	357,555
Total	696,310	$22.91	645,732	$357,555

___________________

(1)

In December 2012, our board of directors authorized the repurchase of up to $5.0 million of our common stock to be made during 2013. This amount constituted the maximum open market repurchases currently authorized in any calendar year under the terms of the Credit Facility. Once repurchased, we immediately retired the shares.

(2)

In May 2013, our board of directors authorized the repurchase of up to $10.0 million of our common stock to be made during the balance of the 2013 calendar year. We simultaneously executed an amendment to the Credit Facility to allow the additional open market purchases. Once repurchased, we immediately retired the shares.

(3)

In connection with approval of the Credit Facility, our board of directors approved the purchase of up to $5.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The total number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees and directors, totaling 50,578 shares for the six months ended June 30, 2013. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock vested or the stock option was exercised. Once repurchased, we immediately retired the shares.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: August 1, 2013	/s/ David A. Martin
David A. Martin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

10.1	Second Amendment to Credit Agreement, dated May 6, 2013 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on May 10, 2013).

10.2

Equity Purchase Agreement by and among Energy & Mining Holding Company, LLC, Aegion Corporation, Brinderson, L.P., General Energy Services, Gary Brinderson (solely for purposes of Section 6.4, Section 6.7 and Article X), Energy Constructors, Inc. (solely for purposes of Section 6.15 and Article X) and equity holders listed on the signature pages thereto, dated June 24, 2013 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on June 25, 2013).

10.3	Third Amendment to Credit Agreement and Consent, dated June 21, 2013 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on June 25, 2013).

10.4

Credit Agreement, dated as of July 1, 2013, among Aegion Corporation, the Guarantors and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on July 5, 2013).

10.5

First Amendment to Equity Purchase Agreement, dated as of June 30, 2013, by and between Energy & Mining Holding Company, LLC and Tim W. Carr, Southpac Trust International, Inc. and Richard B. Fontaine, Trustees of the BCSD Trust dated 1/28/93, as amended and restated (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on July 5, 2013).

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