Form 10-Q
period 2013-09-30
Aegion Corp
filed 2013-10-31
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 38,374,118 shares of common stock, $.01 par value per share, outstanding at October 25, 2013.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$307,665	$262,867	$775,741	$745,236
Cost of revenues	238,254	199,936	599,625	567,514
Gross profit	69,411	62,931	176,116	177,722
Operating expenses	47,956	42,351	130,112	125,314
Earnout reversal	(2,844)	(6,892)	(2,844)	(6,892)
Acquisition-related expenses	2,267	607	4,175	2,594
Operating income	22,032	26,865	44,673	56,706
Other income (expense):
Interest expense	(5,454)	(2,481)	(10,033)	(7,591)
Interest income	40	86	158	230
Other	(522)	(237)	6,561	(1,169)
Total other expense	(5,936)	(2,632)	(3,314)	(8,530)
Income before taxes on income	16,096	24,233	41,359	48,176
Taxes on income	3,164	5,064	7,985	11,862
Income before equity in earnings of affiliated companies	12,932	19,169	33,374	36,314
Equity in earnings of affiliated companies	1,691	2,001	3,903	4,389
Income from continuing operations	14,623	21,170	37,277	40,703
Loss from discontinued operations	(558)	(435)	(6,456)	(880)
Net income	14,065	20,735	30,821	39,823
Non-controlling interests	(127)	(1,191)	(959)	(2,057)
Net income attributable to Aegion Corporation	$13,938	$19,544	$29,862	$37,766

Earnings per share attributable to Aegion Corporation:
Basic:
Income from continuing operations	$0.37	$0.51	$0.94	$0.98
Loss from discontinued operations	(0.01)	(0.01)	(0.17)	(0.02)
Net income	$0.36	$0.50	$0.77	$0.96
Diluted:
Income from continuing operations	$0.37	$0.50	$0.93	$0.97
Loss from discontinued operations	(0.01)	(0.01)	(0.17)	(0.02)
Net income	$0.36	$0.49	$0.76	$0.95

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$14,065	$20,735	$30,821	$39,823
Other comprehensive income:
Currency translation adjustments	(1,093)	4,708	(11,447)	4,432
Pension activity, net of tax	8	(8)	16	(10)
Deferred loss on hedging activity, net of tax(1)	(484)	(86)	(333)	(220)
Total comprehensive income	12,496	25,349	19,057	44,025
Less: comprehensive income attributable to noncontrolling interests	(290)	(1,533)	(840)	(2,393)
Comprehensive income attributable to Aegion Corporation	$12,206	$23,816	$18,217	$41,632
__________________________

(1)	Amounts presented net of tax of $345 and $56 for the quarters ended September 30, 2013 and 2012, respectively, and $219 and $143 for the nine months ended September 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$126,687	$133,676
Restricted cash	523	382
Receivables, net	238,585	232,854
Retainage	31,392	30,172
Costs and estimated earnings in excess of billings	93,443	67,740
Inventories	61,764	59,123
Prepaid expenses and other current assets	32,724	27,728
Current assets of discontinued operations	12,365	8,986
Total current assets	597,483	560,661
Property, plant & equipment, less accumulated depreciation	187,294	183,163
Other assets
Goodwill	334,416	272,294
Identified intangible assets, less accumulated amortization	212,506	159,629
Investments	10,920	19,181
Deferred income tax assets	7,731	7,989
Other assets	13,241	8,153
Total other assets	578,814	467,246
Non-current assets of discontinued operations	1,242	6,824
Total Assets	$1,364,833	$1,217,894

Liabilities and Equity
Current liabilities
Accounts payable	$85,091	$74,724
Accrued expenses	88,393	79,580
Billings in excess of costs and estimated earnings	24,953	31,552
Current maturities of long-term debt and line of credit	26,879	33,775
Current liabilities of discontinued operations	2,401	4,885
Total current liabilities	227,717	224,516
Long-term debt, less current maturities	366,469	221,848
Deferred income tax liabilities	37,140	39,790
Other non-current liabilities	11,354	15,620
Total liabilities	642,680	501,774

(See Commitments and Contingencies: Note 7)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 38,576,118 and 38,952,561, respectively	386	390
Additional paid-in capital	244,189	257,209
Retained earnings	456,319	426,457
Accumulated other comprehensive income	3,615	15,260
Total stockholders’ equity	704,509	699,316
Non-controlling interests	17,644	16,804
Total equity	722,153	716,120
Total Liabilities and Equity	$1,364,833	$1,217,894
The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE, December 31, 2011	39,352,375	$394	$260,680	$373,796	$5,862	$8,257	$648,989
Net income	—	—	—	37,766	—	2,057	39,823
Issuance of common stock upon stock option exercises, including tax benefit	26,776	1	562	—	—	—	563
Restricted shares issued	266,715	3	—	—	—	—	3
Issuance of shares pursuant to restricted stock units	14,446	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	34,132	—	—	—	—	—	—
Forfeitures of restricted shares	(30,599)	—	—	—	—	—	—
Repurchase of common stock	(384,890)	(5)	(6,349)	—	—	—	(6,354)
Equity-based compensation expense	—	—	5,246	—	—	—	5,246
Investment by non-controlling interests	—	—	—	—	—	4,939	4,939
Currency translation adjustment and derivative transactions, net	—	—	—	—	3,866	336	4,202
BALANCE, September 30, 2012	39,278,955	$393	$260,139	$411,562	$9,728	$15,589	$697,411

BALANCE, December 31, 2012	38,952,561	$390	$257,209	$426,457	$15,260	$16,804	$716,120
Net income	—	—	—	29,862	—	959	30,821
Issuance of common stock upon stock option exercises, including tax benefit	29,511	—	899	—	—	—	899
Restricted shares issued	431,877	4	—	—	—	—	4
Issuance of shares pursuant to restricted stock units	11,112	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	5,313	—	—	—	—	—	—
Forfeitures of restricted shares	(20,704)	—	—	—	—	—	—
Repurchase of common stock	(833,552)	(8)	(19,009)	—	—	—	(19,017)
Equity-based compensation expense	—	—	5,090	—	—	—	5,090
Currency translation adjustment and derivative transactions, net	—	—	—	—	(11,645)	(119)	(11,764)
BALANCE, September 30, 2013	38,576,118	$386	$244,189	$456,319	$3,615	$17,644	$722,153

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$30,821	$39,823
Loss from discontinued operations	6,456	880
	37,277	40,703
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	29,126	28,743
Gain on sale of fixed assets	(815)	(246)
Equity-based compensation expense	5,090	5,246
Deferred income taxes	(1,523)	(1,800)
Equity in earnings of affiliated companies	(3,903)	(4,389)
Debt issuance costs	1,964	—
Earnout reversal	(2,844)	(6,892)
Gain on sale of interests in German joint venture	(11,771)	—
Loss on foreign currency transactions	1,700	138
Other	(159)	(913)
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	(142)	(359)
Return on equity of affiliated companies	4,027	5,002
Receivables net, retainage and costs and estimated earnings in excess of billings	(11,144)	3,760
Inventories	(3,416)	(6,333)
Prepaid expenses and other assets	(5,044)	(2,624)
Accounts payable and accrued expenses	2,932	(3,980)
Other operating	198	1,773
Net cash provided by operating activities of continuing operations	41,553	57,829
Net cash provided by (used in) operating activities of discontinued operations	(10,179)	863
Net cash provided by operating activities	31,374	58,692

Cash flows from investing activities:
Capital expenditures	(20,079)	(33,710)
Proceeds from sale of fixed assets	1,856	3,399
Patent expenditures	(469)	(420)
Sale of interests in German joint venture	18,300	—
Receipt of cash from Hockway sellers due to final net working capital adjustments	—	1,048
Purchase of Brinderson, net of cash acquired	(143,763)	—
Purchase of Fyfe Latin America, net of cash acquired	—	(3,048)
Purchase of Fyfe Asia, net of cash acquired	—	(39,415)
Payment to Fyfe North America sellers for final net working capital adjustments	—	(532)
Net cash used in investing activities of continuing operations	(144,155)	(72,678)
Net cash provided by (used in) investing activities of discontinued operations	774	(1,002)
Net cash used in investing activities	(143,381)	(73,680)

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises, including tax effects	903	840
Repurchase of common stock	(19,017)	(6,354)
Investments from noncontrolling interests	—	4,939
Payment of earnout related to acquistion of CRTS, Inc.	(2,112)	—
Credit facility financing fees	(5,013)	—
Proceeds on notes payable	1,541	5,608
Principal payments on notes payable	—	(890)
Proceeds from line of credit	—	26,000
Proceeds from long-term debt	385,500	983
Principal payments on long-term debt	(249,125)	(18,750)
Net cash provided by financing activities	112,677	12,376
Effect of exchange rate changes on cash	(7,659)	(2,203)
Net decrease in cash and cash equivalents for the period	(6,989)	(4,815)
Cash and cash equivalents, beginning of period	133,676	106,129
Cash and cash equivalents, end of period	$126,687	$101,314
The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    GENERAL
The accompanying unaudited consolidated financial statements of Aegion Corporation and its subsidiaries (collectively, “Aegion” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of September 30, 2013 and the results of operations and statements of comprehensive income for the quarters and nine-month periods ended September 30, 2013 and 2012 and the statements of equity and cash flows for the nine-month periods ended September 30, 2013 and 2012. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2013. Additionally, certain prior year amounts have been reclassified to conform to the current year presentation.
The results of operations for the quarter and nine-month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.
Acquisitions/Strategic Initiatives/Divestitures
Energy and Mining Segment
On July 1, 2013, the Company acquired the equity interests of Brinderson, L.P., a California limited partnership, General Energy Services, a California corporation, and Brinderson Constructors, Inc., a California corporation (collectively, “Brinderson”). The cash purchase price at closing was $147.6 million (subject to working capital adjustments) and funded by borrowings under the Company’s new $650.0 million senior secured credit facility as discussed in Note 5 of this report. Brinderson is a leading integrated service provider of maintenance, construction, engineering and turnaround activities for the upstream and downstream oil and gas markets. Primarily focused on serving large oil and gas customers in California, Brinderson’s competitive advantages include its industry-leading safety record, a strong reputation for reliability and quality and comprehensive solutions needed for upstream oil field and downstream major refinery maintenance, repairs and retrofits. These core competencies position Brinderson to meet the growing demand for non-discretionary operating and maintenance expenditures.
During the second quarter of 2013, the Company’s Board of Directors approved a plan of liquidation for its Bayou Welding Works (“BWW”) business in an effort to improve the Company’s overall financial performance and align the operations with its long-term strategic initiatives. BWW provided specialty welding and fabrication services from its facility in New Iberia, Louisiana. Financial results for BWW were part of the Company’s Energy and Mining segment for financial reporting purposes. BWW ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. As a result of the closure of BWW, Aegion recognized a pre-tax, non-cash charge of approximately $3.9 million ($2.4 million after-tax, or $0.06 per diluted share) to reflect the impairment of goodwill and intangible assets. The Company also recognized additional non-cash impairment charges for equipment and other assets of approximately $1.1 million on a pre-tax basis ($0.7 million on an after-tax basis, or $0.02 per diluted share), which also was recorded in the second quarter of 2013. The Company expects the cash liquidation value to approximate net asset value. Net asset value is determined using recorded amounts for assets and liabilities, which are based on Level 3 inputs as defined in Note 10 of this report. The Company also incurred cash charges to exit the business of approximately $0.1 million on a pre-tax and post-tax basis, which included property, equipment and vehicle lease termination and buyout costs, employee termination benefits and retention incentives, among other ancillary shut-down expenses.
In June 2011, the Company acquired all of the outstanding stock of CRTS, Inc. (“CRTS”). The purchase price at closing included a provision whereby CRTS shareholders would able to earn up to an additional $15.0 million upon the achievement of certain performance targets over the three-year period ending December 31, 2013 (the “CRTS earnout”). During the third quarter of 2013 and 2012, the Company reversed $2.8 million and $5.9 million, respectively, related to the CRTS earnout. In each year, operating results have been below the target amounts in the purchase agreement. As of September 30, 2013, the Company calculated the fair value of the contingent consideration arrangement to be $1.1 million, which is based on Level 3 inputs as defined in Note 10 of this report.
In March 2012, the Company organized United Special Technical Services LLC (“USTS”), a joint venture located in the Sultanate of Oman between United Pipeline Systems and Special Technical Services LLC, an Omani company (“STS”), for the purpose of executing pipeline, piping and of flow line high-density polyethylene lining services throughout the Middle East and

Northern Africa. The Company holds a fifty-one percent (51%) equity interest in USTS and STS holds the remaining forty-nine percent (49%) equity interest. USTS initiated operations in the second quarter of 2012.
Starting in February 2014, and solely during the month of January in each calendar year thereafter, the Company’s equity partner in Bayou Coating, L.L.C. (“Bayou Coating”), Stupp Brothers Inc. (“Stupp”), has the option to acquire: (i) the assets of Bayou Coating at book value as of the end of the prior fiscal year, or (ii) the Company’s equity interests in Bayou Coating at forty-nine percent (49%) of the book value of Bayou Coating, as of the end of the prior fiscal year, with such book value to be determined on the basis of Bayou Coating’s federal information tax return for such fiscal year. During 2013, the Company received an indication from Stupp that it intends to exercise the equity interest option in January 2014. In connection with this indication, in the second quarter of 2013, the Company recognized a non-cash charge of $2.7 million ($1.8 million post-tax) related to the goodwill allocated to the joint venture as part of the purchase price accounting associated with the Company’s 2009 acquisition of The Bayou Companies, LLC (“Bayou”). The non-cash charge represents the Company’s current estimate of the difference between the carrying value of the investment on the Company’s balance sheet and the amount the Company may receive in connection with the exercise. The Company is currently evaluating and gathering more information regarding additional potential financial impacts associated with the exercise of this option. The Company does not expect any additional material impacts to its consolidated balance sheet related to Stupp’s exercise of this option.
Water and Wastewater Segment
In June 2013, the Company sold its fifty percent (50%) interest in Insituform Rohrsanierungstechniken GmbH (“Insituform-Germany”), held through its indirect subsidiary, Insituform Technologies Limited (UK), to Per Aarsleff A/S, a Danish company (“Aarsleff”). Insituform-Germany, a company that was jointly owned by Aegion and Aarsleff, is active in the business of no-dig pipe rehabilitation in Germany, Slovakia and Hungary. The sale price was €14 million, approximately $18.3 million. The sale resulted in a gain on the sale of approximately $11.3 million (net of $0.5 million of transaction expenses) recorded in other income (expense) on the consolidated statement of operations. In connection with the sale, Insituform-Germany also entered into a tube supply agreement with the Company whereby Insituform-Germany will purchase on an annual basis at least GBP 2.3 million, approximately $3.6 million, of felt cured-in-place pipe (“CIPP”) liners during the two-year period from June 26, 2013 to June 30, 2015.
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
In January 2012, the Company purchased Fyfe Group LLC’s Latin American operations (“Fyfe LA”), which included all of the equity interests of Fyfe Latin America S.A., a Panamanian entity (and its interest in various joint ventures located in Peru, Costa Rica, Chile and Colombia), Fyfe – Latin America S.A. de C.V., an El Salvadorian entity, and Fibrwrap Construction Latin America S.A., a Panamanian entity. Fyfe LA provides Fibrwrap® installation services throughout Latin America, as well as product and engineering support to installers and applicators of fiber reinforced polymer systems in Latin America. The cash purchase price at closing was $2.3 million and funded out of the Company’s cash balances. During the first quarter of 2012, the Company paid the sellers an additional $1.1 million based on a preliminary working capital adjustment. An annual payout can be earned based on the achievement of certain performance targets in each year over the three-year period ending December 31, 2014. No annual payout has been earned to date as the performance targets have not been met. As of September 30, 2013, the Company calculated the fair value of the contingent consideration arrangement to be $0.3 million, which is based on Level 3 inputs as defined in Note 10 of this report.

Purchase Price Accounting
The Company accounts for its acquisitions in accordance with FASB ASC 805, Business Combinations. The Company records finite-lived intangible assets at their determined fair value related to customer relationships, backlog, trade names and trademarks and patents and other acquired technologies. The acquisitions generally result in goodwill related to, among other things, growth opportunities and synergies. The goodwill associated with the Brinderson acquisition is deductible for tax purposes. The Company completed its accounting for Fyfe LA and Fyfe Asia during the quarters ended December 31, 2012 and March 31, 2013, respectively. During the third quarter of 2013, the Company included its preliminary accounting for Brinderson.
The Fyfe LA, Fyfe Asia and Brinderson acquisitions made the following contributions to the Company’s revenues and profits during the quarters and nine months ended September 30, 2013 and 2012 (in thousands):

	Quarters Ended September 30, 2013		Quarters Ended September 30, 2012
	Brinderson	Fyfe Asia/ Fyfe LA	Brinderson	Fyfe Asia/ Fyfe LA
Revenues	$47,948	$4,574	$—	$3,985
Net income (1)	1,225	149	—	179

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Brinderson	Fyfe Asia/ Fyfe LA	Brinderson	Fyfe Asia/ Fyfe LA
Revenues	$47,948	$12,530	$—	$8,457
Net income (1)	1,225	519	—	135
_____________________

(1)	Net income includes an allocation of corporate expenses that is not necessarily an indication of the entity’s operations on a stand alone basis.
The following unaudited pro forma summary presents combined information of the Company as if the Fyfe LA, Fyfe Asia and Brinderson acquisitions had occurred on January 1, 2012 (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	n/a (1)	$316,984	$885,842	$905,282
Net income (2)	n/a (1)	22,401	40,889	44,758
_____________________

(1)	Amounts are presented in the unaudited consolidated statement of operations for the quarter ended September 30, 2013.

(2)	Includes pro-forma adjustments for purchase price depreciation and amortization as if those intangibles were recorded as of January 1 of the year preceding the respective acquisition date.
Total cash consideration recorded to acquire Fyfe Asia was $40.1 million. This amount included purchase price at closing of $40.7 million less a final working capital adjustment of $0.6 million. Total cash consideration recorded to acquire Brinderson at its acquisition date was $147.6 million (subject to working capital adjustments).

The following table summarizes the fair value of identified assets and liabilities of the Brinderson and Fyfe Asia acquisitions at their respective acquisition dates (in thousands):

	Brinderson	Fyfe Asia
Cash	$3,842	$1,303
Receivables and cost and estimated earnings in excess of billings	28,353	9,022
Prepaid expenses and other current assets	655	1,262
Property, plant and equipment	6,848	938
Identified intangible assets	60,210	14,130
Other assets	1,071	—
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(16,072)	(4,109)
Deferred tax liabilities	—	(2,410)
Total identifiable net assets	$84,907	$20,136

Total consideration recorded	147,605	40,144
Less: total identifiable net assets	84,907	20,136
Goodwill at September 30, 2013	$62,698	$20,008
The following adjustments were made during the first quarter of 2013 relative to the acquisition of Fyfe Asia as the Company finalized its purchase price accounting (in thousands):

Total identifiable net assets at December 31, 2012	$20,342
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	206
Total identifiable net assets at September 30, 2013	$20,136

Goodwill at December 31, 2012	$19,802
Increase in goodwill related to acquisition	206
Goodwill at September 30, 2013	$20,008

2.    ACCOUNTING POLICIES
Revenues
Revenues include construction, engineering and installation revenues that are recognized using the percentage-of-completion method of accounting in the ratio of costs incurred to estimated final costs. Revenues from change orders, extra work and variations in the scope of work are recognized when it is probable that they will result in additional contract revenue and when the amount can be reliably estimated. During the first nine months of 2013, the Company recorded revenue related to claims in its discontinued operations, which has been determined to be probable and reasonably estimated. The amount of this revenue is immaterial to the Company’s consolidated financial statements. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and equipment costs. The Company expenses all pre-contract costs in the period these costs are incurred. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. If material, the effects of any changes in estimates are disclosed in the notes to the consolidated financial statements. When estimates indicate that a loss will be incurred on a contract, a provision for the expected loss is recorded in the period in which the loss becomes evident. Revenues from change orders, extra work and variations in the scope of work are recognized when it is probable that they will result in additional contract revenue and when the amount can be reliably estimated. Any revenue recognized is only to the extent costs have been recognized in the period. Additionally, the Company expenses all costs for unpriced change orders in the period in which they are incurred.
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
As of September 30, 2013 and 2012, the Company had $2.1 million and $8.5 million, respectively, related to currency translation adjustments, $1.3 million and $0.9 million, respectively, related to derivative transactions and $0.2 million and $0.3 million, respectively, related to pension activity in accumulated other comprehensive income.
Investments in Affiliated Companies
In June 2013, the Company sold its fifty percent (50%) interest in Insituform-Germany to Aarsleff. Insituform-Germany, a company that was jointly owned by Aegion and Aarsleff, is active in the business of no-dig pipe rehabilitation in Germany, Slovakia and Hungary. The sale price was €14 million, approximately $18.3 million. The sale resulted in a gain on the sale of approximately $11.3 million (net of $0.5 million of transaction expenses) recorded in other income (expense) on the consolidated statement of operations. In connection with the sale, Insituform-Germany also entered into a tube supply agreement with the Company whereby Insituform-Germany will purchase on an annual basis at least GBP 2.3 million, approximately $3.6 million, of felt cured-in-place pipe (“CIPP”) liners during the two-year period from June 26, 2013 to June 30, 2015.
The Company, through its subsidiary, Insituform Technologies Netherlands BV, owns a forty-nine percent (49%) equity interest in WCU Corrosion Technologies Pte. Ltd. (“WCU”). WCU offers the Company’s Tite Liner® process in the oil and gas sector and onshore corrosion services in Asia and Australia.
The Company, through its subsidiary, The Bayou Companies, LLC, owns a forty-nine percent (49%) equity interest in Bayou Coating. Bayou Coating provides pipe coating services from its facility in Baton Rouge, Louisiana, and is adjacent to and services the Stupp pipe mill in Baton Rouge.
Investments in entities in which the Company does not have control or is not the primary beneficiary of a variable interest entity, and for which the Company has 20% to 50% ownership or has the ability to exert significant influence, are accounted for by the equity method. At September 30, 2013 and December 31, 2012, the investments in affiliated companies on the Company’s consolidated balance sheets were $10.9 million and $19.2 million, respectively.
Net income presented below for the nine-month periods ended September 30, 2013 and 2012 includes Bayou Coating’s forty-one percent (41%) interest in Delta Double Jointing, LLC (“Bayou Delta”), which is eliminated for purposes of determining the Company’s equity in earnings of affiliated companies because Bayou Delta is consolidated in the Company’s financial statements as a result of its additional ownership through another Company subsidiary.
The Company’s equity in earnings of affiliated companies for all periods presented below includes acquisition-related depreciation and amortization expense and is net of income taxes associated with these earnings. Financial data for these investments in affiliated companies are summarized in the following table (in thousands):

	Nine Months Ended September 30,
Income statement data	2013 (1)	2012
Revenue	$75,986	$102,407
Gross profit	21,753	28,620
Net income	13,624	15,382
Equity in earnings of affiliated companies	3,903	4,389
_____________________
(1)    Includes the financial data of Insituform-Germany through the date of its sale in June 2013.
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

Based on its evaluation of the above factors and judgments, as of September 30, 2013, the Company consolidated any VIEs in which it was the primary beneficiary. Also, as of September 30, 2013, the Company had significant interests in certain VIEs primarily through its joint venture arrangements for which the Company was not the primary beneficiary. There have been no changes in the status of the Company’s VIE or primary beneficiary designations during 2013.
Financial data for consolidated variable interest entities are summarized in the following table (in thousands):

Balance sheet data	September 30, 2013	December 31, 2012
Current assets	$52,896	$65,251
Non-current assets	52,264	47,086
Current liabilities	37,162	45,604
Non-current liabilities	22,326	23,169

	Nine Months Ended September 30,
Income statement data	2013	2012
Revenue	$62,650	$74,313
Gross profit	10,179	11,361
Net income	2,040	1,391
The Company’s non-consolidated variable interest entities are accounted for using the equity method of accounting and discussed further under “Investments in Affiliated Companies” above.
Newly Adopted Accounting Pronouncements
ASU No. 2013-1 updates standard ASU No. 2011-11 and provides guidance to implement the balance sheet offsetting disclosures that require the presentation of gross and net information about transactions that are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether the transactions are actually offset in the statement of financial position. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Refer to Note 10 for discussion of the new accounting pronouncement.
ASU No. 2013-2 generally provides guidance to improve the reporting of reclassifications out of accumulated other comprehensive income to various components in the income statement. This standard requires an entity to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. ASU 2013-2 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company evaluated this pronouncement effective January 1, 2013 and determined reclassifications out of accumulated other comprehensive income to various components in the income statement is immaterial to the financial statements to the Company. Refer to Note 10 for discussion of the new accounting pronouncement.

3.    SHARE INFORMATION
Earnings per share have been calculated using the following share information:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average number of common shares used for basic EPS	38,672,441	39,285,484	38,836,276	39,253,373
Effect of dilutive stock options and restricted and deferred stock unit awards	398,932	319,745	392,349	306,241
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	39,071,373	39,605,229	39,228,625	39,559,614
The Company excluded 159,639 and 252,348 stock options for the quarters ended September 30, 2013 and 2012, respectively, and 159,639 and 252,348 stock options for the nine-month periods ended September 30, 2013 and 2012, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at January 1, 2013 and September 30, 2013 (in millions):

	Energy and Mining (1)(2)	North American Water and Wastewater	International Water and Wastewater	Commercial and Structural (3)	Total
Beginning balance at January 1, 2013	$76.7	$101.9	$28.1	$65.6	$272.3
Additions to goodwill through acquisitions	62.7	—	—	0.2	62.9
Foreign currency translation	(0.4)	0.9	(1.0)	(0.3)	(0.8)
Goodwill at end of period (4)	$139.0	$102.8	$27.1	$65.5	$334.4
__________________________

(1)
During the second quarter of 2013, the Company approved a plan of liquidation with respect to BWW and, in connection therewith, recorded a write-down of the $1.4 million of goodwill associated with BWW, which operation now is reported as discontinued. Consequently, the goodwill associated with BWW is no longer included in this table. Additionally, all prior year balances have been retrospectively adjusted. For further information, see Note 9 contained within this report.

(2)	During 2013, the Company recorded an increase of goodwill of $62.7 million related to the Brinderson acquisition.

(3)	During 2013, the Company recorded an increase of goodwill of $0.2 million related to the Fyfe Asia acquisition.

(4)	The Company does not have any accumulated impairment charges.

Intangible Assets
Intangible assets at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	As of September 30, 2013 (1)(2)				As of December 31, 2012
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	7	$3,921	$(2,945)	$976	$3,925	$(2,821)	$1,104
Backlog	0	4,749	(4,749)	—	4,756	(4,756)	—
Leases	13	2,073	(436)	1,637	2,067	(331)	1,736
Trademarks	17	21,362	(4,091)	17,271	21,290	(3,317)	17,972
Non-competes	5	1,140	(731)	409	710	(710)	—
Customer relationships	14	182,774	(25,133)	157,641	123,301	(18,912)	104,389
Patents and acquired technology	18	59,890	(25,318)	34,572	55,672	(21,244)	34,428
		$275,909	$(63,403)	$212,506	$211,721	$(52,091)	$159,629
__________________________

(1)
During the second quarter of 2013, the Company approved a plan of liquidation with respect to BWW and, in connection therewith, recorded a write-down of the $2.5 million of intangible assets associated with BWW, which operation now is reported as discontinued. Consequently, the intangible assets and accumulated amortization associated with BWW are no longer included in this table. Additionally, all prior year balances have been retrospectively adjusted. For further information, see Note 9 contained within this report.

(2)
During the third quarter of 2013, the Company recorded $59.8 million in customer relationships to be amortized over a weighted average life of 15 years and $0.4 million in non-compete agreements to be amortized over a weighted average life of 5 years related to the acquisition of Brinderson, as discussion in Note 1 of this report.

Amortization expense was $3.6 million and $2.6 million for each of the quarters ended September 30, 2013 and 2012, respectively, and $8.8 million and $8.1 million for the nine-month periods ended September 30, 2013 and 2012, respectively. Estimated amortization expense by year is as follows (in thousands):

2013	$12,476
2014	14,583
2015	14,590
2016	14,564
2017	14,543

5.    LONG-TERM DEBT AND CREDIT FACILITY
Financing Arrangements
In July 2013, in connection with the Brinderson acquisition, the Company entered into a new $650.0 million senior secured credit facility (the “New Credit Facility”) with a syndicate of banks. Bank of America, N.A. served as the administrative agent. Merrill Lynch Pierce Fenner & Smith Incorporated, JPMorgan Securities LLC and U.S. Bank National Association acted as joint lead arrangers and joint book managers in the syndication of the new credit facility. The New Credit Facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility, each with a maturity date of July 1, 2018. The Company borrowed the entire term loan and drew $35.5 million against the revolving line of credit from the New Credit Facility on July 1, 2013 for the following purposes: (1) to pay the $147.6 million cash purchase price for the Company’s acquisition of Brinderson, L.P., which closed on July 1, 2013; (2) to retire $232.3 million in indebtedness outstanding under the Company’s prior credit facility; and (3) to fund expenses associated with the New Credit Facility and the Brinderson acquisition. Additionally, the Company used $7.0 million of its cash on hand to fund these transactions. This New Credit Facility replaced the Company’s $500.0 million credit facility entered into on August 31, 2011 (the “Old Credit Facility”).
Generally, interest will be charged on the principal amounts outstanding under the New Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable one month LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of September 30, 2013 was approximately 2.21%.

The Company’s total indebtedness at September 30, 2013 consisted of $345.6 million outstanding from the $350.0 million term loan under the New Credit Facility, $35.5 million on the line of credit under the New Credit Facility and $0.3 million of third party notes and bank debt. Additionally, the Company and Wasco Coatings UK Ltd. (“Wasco Energy”), a subsidiary of Wah Seong Corporation, loaned Bayou Wasco Insulation, LLC (“Bayou Wasco”), a joint venture between the Company and Wasco Energy, an aggregate of $14.0 million for the purchase of capital assets in 2012 and 2013, of which $6.9 million (representing funds loaned by Wasco Energy) was designated in the consolidated financial statements as third-party debt. In connection with the formation of Bayou Perma-Pipe Canada, Ltd. (“BPPC”), the Company and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January 2012, the Company and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. Of such amount, $5.0 million was designated in the Company’s consolidated financial statements as third-party debt at September 30, 2013.
As of September 30, 2013, the Company had $18.7 million in letters of credit issued and outstanding under the New Credit Facility. Of such amount, $10.4 million was collateral for the benefit of certain of our insurance carriers and $8.3 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
The Company’s total indebtedness at December 31, 2012 consisted of $218.8 million outstanding from an original $250 million term loan under the Old Credit Facility, $26.0 million on the line of credit under the Old Credit Facility and $0.1 million of third party notes and bank debt. Additionally, the Company and Wasco Energy loaned Bayou Wasco $11.0 million for the purchase of capital assets in 2012, of which $5.5 million (representing funds loaned by Wasco Energy) was designated in the consolidated financial statements as third-party debt. In connection with the formation of BPPC, the Company and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January 2012, the Company and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. As of December 31, 2012, $4.1 million of the additional $6.2 million had been funded. As of December 31, 2012, $5.2 million of such total amount (representing funds loaned by Perma-Pipe Canada Inc.) was designated in the consolidated financial statements as third-party debt.
At September 30, 2013 and December 31, 2012, the estimated fair value of the Company’s long-term debt was approximately $385.8 million and $253.6 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 10 of this report.
In July 2013, the Company entered into an interest rate swap agreement, for a notional amount of $175.0 million that is set to expire in July 2016. The notional amount of this swap mirrors the amortization of a $175.0 million portion of the Company’s $350.0 million term loan drawn from the New Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $175.0 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of the Company’s term loan from the New Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and will be accounted for as a cash flow hedge.
The New Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the New Credit Facility’s credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•
Consolidated financial leverage ratio compares consolidated funded indebtedness to New Credit Facility defined income. The initial maximum amount was not to initially exceed 3.75 to 1.00 and will decrease periodically at scheduled reporting periods to not more that 3.50 to 1.00 beginning with the quarter ending June 30, 2014. At September 30, 2013, the Company’s consolidated financial leverage ratio was 2.64 to 1.00 and, using the New Credit Facility defined income, the Company had the capacity to borrow up to approximately $163.6 million of additional debt.

•
Consolidated fixed charge coverage ratio compares New Credit Facility defined income to New Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At September 30, 2013, the Company’s fixed charge ratio was 1.85 to 1.00.

At September 30, 2013, the Company was in compliance with all of its debt and financial covenants as required under the New Credit Facility.

6.    STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION
Share Repurchase Plan
In December 2012, the Company’s Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock to be made during 2013. This amount represented the then maximum open market repurchases authorized in any calendar year under the terms of the Old Credit Facility. In May 2013, prior to the Company entering into the New Credit Facility, the Company’s Board of Directors authorized the repurchase of up to an additional $10.0 million of the Company’s common stock to be made during the balance of the 2013 calendar year. The Company simultaneously executed an amendment to the Old Credit Facility to allow for this additional repurchase. In September 2013, after the Company entered into the New Credit Facility, the Company’s Board of Directors authorized the repurchase of up to an additional $10.0 million of the Company’s common stock to be made during the balance of the 2013 calendar year. This amount represented half of the potential maximum open market repurchases authorized in any calendar year under the terms of the New Credit Facility given the covenants currently applicable to the Company. Once repurchased, the Company immediately retires the shares.
In addition to the open market repurchases, the Company also is authorized to purchase up to $10.0 million of the Company’s common stock in each calendar year in connection with the Company’s equity compensation programs for employees and directors. The participants in the Company’s equity plans may surrender shares of previously issued common stock in satisfaction of tax obligations arising from the vesting of restricted stock awards under such plans, in connection with the exercise of stock option awards and with the lapse of restricted periods of deferred stock unit awards. The deemed price paid is the closing price of the Company’s common stock on the Nasdaq Global Select Market on the date that the restricted stock vests, the shares of the Company’s common stock are surrendered in exchange for stock option exercises or the lapse of the restricted periods of deferred stock unit awards.
During the first nine months of 2013, the Company acquired 782,260 shares of the Company’s common stock for $17.8 million ($22.79 average price per share) through the three open market repurchase programs discussed above and 51,292 shares of the Company’s common stock for $1.2 million ($23.32 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, exercise of stock options and distribution of deferred stock units. Once repurchased, the Company immediately retired all such shares.
Equity-Based Compensation Plans
At September 30, 2013, the Company had two active equity-based compensation plans under which awards may be made, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. The Company’s 2013 Employee Equity Incentive Plan (the “2013 Employee Plan”) has 2,895,000 shares of the Company’s common stock reserved for issuance and, at September 30, 2013, 2,840,257 shares of common stock were available for issuance. The Company’s 2011 Non-Employee Director Equity Incentive Plan (“2011 Director Plan”) has 250,000 shares of the Company’s common stock registered for issuance and, at September 30, 2013, 168,390 shares of common stock were available for issuance.
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

A summary of stock award activity during the nine-month period ended September 30, 2013 follows:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2013	701,918	$19.42
Restricted shares awarded	431,877	24.09
Restricted stock units awarded	112,401	25.11
Restricted shares distributed	(274,028)	19.03
Restricted stock units distributed	(11,112)	20.70
Restricted shares forfeited	(20,704)	21.41
Restricted stock units forfeited	(54,481)	20.38
Outstanding at September 30, 2013	885,871	$22.42
Expense associated with stock awards was $2.8 million and $3.0 million in the nine months ended September 30, 2013 and 2012, respectively. Unrecognized pre-tax expense of $10.1 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.1 years for awards outstanding at September 30, 2013.
Expense associated with stock awards was $0.8 million for each of the quarters ended September 30, 2013 and 2012.
Deferred Stock Unit Awards
Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.
A summary of deferred stock unit activity during the nine-month period ended September 30, 2013 follows:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2013	181,518	$19.06
Awarded	39,876	22.33
Shares distributed	(5,313)	22.67
Forfeited	(714)	24.00
Outstanding at September 30, 2013	215,367	$19.56
There was no expense associated with awards of deferred stock units for the quarters ended September 30, 2013 and 2012. Expense associated with awards of deferred stock units for the nine months ended September 30, 2013 and 2012 was $0.9 million and $0.7 million, respectively.
Stock Options
Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of stock option activity during the nine-month period ended September 30, 2013 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	1,223,618	$18.49
Granted	29,025	25.11
Exercised	(29,511)	20.14
Canceled/Expired	(7,729)	24.52
Outstanding at September 30, 2013	1,215,403	$18.57
Exercisable at September 30, 2013	940,317	$17.89
Expense associated with stock option grants was $0.4 million and $0.5 million in the quarters ended September 30, 2013 and 2012, respectively. In the nine months ended September 30, 2013 and 2012, the Company recorded expense of $1.4 million and $1.6 million, respectively, related to stock option grants. Unrecognized pre-tax expense of $1.5 million related to stock option grants is expected to be recognized over the weighted average remaining contractual term of 1.5 years for awards outstanding at September 30, 2013.
Financial data for stock option exercises are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2013	2012
Amount collected from stock option exercises	$738	$480
Total intrinsic value of stock option exercises	131	106
Tax benefit of stock option exercises recorded in additional paid-in-capital	55	17
Aggregate intrinsic value of outstanding stock options	6,983	3,263
Aggregate intrinsic value of exercisable stock options	5,962	2,966
The intrinsic value calculations are based on the Company’s closing stock price of $23.72 and $19.16 on September 30, 2013 and 2012, respectively.
The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. The fair value of stock options awarded during the nine-month periods ended September 30, 2013 and 2012 were estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

	Nine Months Ended September 30,
	2013		2012
	Range	Weighted Average	Range	Weighted Average
Grant-date fair value	$12.92	$12.92	$8.14 - $8.19	$8.19
Volatility	49.8%	49.8%	43.0% - 45.2%	45.1%
Expected term (years)	7.0	7.0	7.0	7.0
Dividend yield	—%	—%	—%	—%
Risk-free rate	1.1%	1.1%	1.0% - 1.5%	1.5%

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

Purchase Commitments
The Company had no material purchase commitments at September 30, 2013.
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
The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at September 30, 2013 on its consolidated balance sheet.

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
During the first quarter of 2013, the Company re-organized its Water and Wastewater businesses to bring all of its operations under one central leadership team. The Company hired a Senior Vice President - Global Water and Wastewater and a Vice President of International Water and Wastewater. The Vice President of International Water and Wastewater is responsible for the European Water and Wastewater operations as well as the Asia-Pacific Water and Wastewater operations and reports directly to the Senior Vice President - Global Water and Wastewater. In connection with this management re-organization, the Company combined its European Water and Wastewater and Asia-Pacific Water and Wastewater reportable segments into one reportable segment titled International Water and Wastewater. All future filings will combine these previously reported segments into one.
During the third quarter of 2013, the Company acquired Brinderson. Brinderson is a leading integrated service provider of maintenance, construction, engineering and turnaround activities for the upstream and downstream oil and gas markets. For reportable segment purposes, management reports Brinderson in the Company’s Energy and Mining segment.
The quarter and nine months ended September 30, 2013 results include $2.3 million and $4.2 million, respectively, for costs incurred related to the Company’s acquisition of Brinderson and other acquisition targets the Company is no longer pursuing. The quarter and nine months ended September 30, 2012 results include $0.6 million and $2.6 million, respectively, for costs incurred related to the acquisitions of Fyfe LA and Fyfe Asia. The Company recorded these costs under “Acquisition-related expenses” on its consolidated statements of operations.
The following disaggregated financial results have been prepared using a management approach that is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. Financial results for discontinued operations have been removed for all periods presented. The Company evaluates performance based on stand-alone operating income (loss).

Financial information by segment was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Energy and Mining	$168,708	$137,386	$385,991	$377,610
North American Water and Wastewater	95,997	77,818	261,616	231,647
International Water and Wastewater	26,152	27,766	80,064	80,712
Commercial and Structural	16,808	19,897	48,070	55,267
Total revenues	$307,665	$262,867	$775,741	$745,236

Gross profit:
Energy and Mining	$37,118	$33,710	$87,678	$93,466
North American Water and Wastewater	21,357	17,183	55,786	48,850
International Water and Wastewater	5,116	2,890	15,424	9,603
Commercial and Structural	5,820	9,148	17,228	25,803
Total gross profit	$69,411	$62,931	$176,116	$177,722

Operating income (loss):
Energy and Mining	$12,874	$21,426	$24,481	$42,902
North American Water and Wastewater	10,328	6,289	23,010	16,361
International Water and Wastewater	(257)	(3,195)	(1,338)	(7,542)
Commercial and Structural	(913)	2,345	(1,480)	4,985
Total operating income	$22,032	$26,865	$44,673	$56,706
The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
United States	$202,353	$162,427	$496,544	$472,059
Canada	56,026	47,141	131,172	130,900
Europe	20,605	21,455	65,592	62,398
Other foreign	28,681	31,844	82,433	79,879
Total revenues	$307,665	$262,867	$775,741	$745,236

Gross profit:
United States	$43,838	$40,375	$111,006	$121,487
Canada	14,351	13,352	31,753	33,995
Europe	4,769	5,332	15,453	15,107
Other foreign	6,453	3,872	17,904	7,133
Total gross profit	$69,411	$62,931	$176,116	$177,722

Operating income (loss):
United States	$8,941	$16,422	$16,067	$35,552
Canada	10,397	9,069	20,622	20,928
Europe	1,106	1,691	3,928	3,789
Other foreign	1,588	(317)	4,056	(3,563)
Total operating income	$22,032	$26,865	$44,673	$56,706

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
BWW ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. As a result of the closure of BWW, Aegion recognized a pre-tax, non-cash charge of approximately $3.9 million ($2.4 million after-tax, or $0.06 per diluted share) to reflect the impairment of goodwill and intangible assets. The Company also recognized additional non-cash impairment charges for equipment and other assets of approximately $1.1 million on a pre-tax basis ($0.7 million on an after-tax basis, or $0.02 per diluted share), which also was recorded in the second quarter of 2013. The Company expects the cash liquidation value to approximate net asset value as shown in the table below. Net asset value is determined using recorded amounts for assets and liabilities, which are based on Level 3 inputs as defined in Note 10 of this report. The Company also incurred cash charges to exit the business of approximately $0.1 million on a pre-tax and post-tax basis, which included property, equipment and vehicle lease termination and buyout costs, employee termination benefits and retention incentives, among other ancillary shut-down expenses.
The discontinuation of BWW signified a triggering event for the Bayou reporting unit goodwill. The Company updated its analysis of the Bayou reporting unit as of the date of discontinuation. In its previous Bayou reporting unit analysis on October 1, 2012, the Company tested the Bayou reporting unit as a whole, which included the carrying value and future cash flows associated with the BWW business. In the updated analysis associated with this triggering event, the Company removed any carrying value associated with BWW (as it was tested separately) and updated its income projections to reflect the removal of BWW and the current future cash flows of the Bayou reporting unit. Additionally, the Company updated the data points associated with the market approach. In this analysis, it was determined that the Bayou reporting unit did not result in an impairment at the date of discontinuation.
Operating results for discontinued operations are summarized as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$744	$2,288	$8,864	$8,045
Gross profit (loss)	(837)	(157)	(4,077)	164
Operating expenses	210	556	1,828	1,466
Closure charges of welding business	—	—	5,019	—
Operating loss	(1,047)	(723)	(10,924)	(1,302)
Loss before tax benefits	(1,047)	(741)	(10,742)	(1,500)
Tax benefits	489	306	4,286	620
Net loss	(558)	(435)	(6,456)	(880)

Balance sheet data for discontinued operations was as follows (in thousands):

	September 30, 2013	December 31, 2012
Restricted cash	$1,193	$1,192
Receivables, net	9,552	4,380
Costs and estimated earnings in excess of billings	1,543	2,775
Inventories	—	386
Prepaid expenses and other current assets	77	253
Property, plant and equipment, less accumulated depreciation	1,242	2,803
Other assets	—	4,021
Total assets	$13,607	$15,810
Accounts payable	$1,644	$3,225
Accrued expenses	757	1,660
Total liabilities	$2,401	$4,885

10.    DERIVATIVE FINANCIAL INSTRUMENTS
As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, gain or loss is recorded in the consolidated statements of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During each of the quarters and nine months ended September 30, 2013 and 2012, the Company recorded less than $0.1 million as a gain on the consolidated statements of operations in the other income (expense) line item upon settlement of the cash flow hedges. At September 30, 2013, the Company recorded a net deferred gain of $0.1 million related to the cash flow hedges in other current assets and other comprehensive income on the consolidated balance sheets and on the foreign currency translation adjustment and derivative transactions line of the consolidated statements of equity. The Company presents derivative instruments in the consolidated financial statements on a gross basis. The gross and net difference of derivative instruments are considered to be immaterial to the financial position presented in the financial statements.
The Company engages in regular inter-company trade activities with, and receives royalty payments from its wholly-owned Canadian entities, paid in Canadian Dollars, rather than the Company’s functional currency, U.S. Dollars. In order to reduce the uncertainty of the U.S. Dollar settlement amount of that anticipated future payment from the Canadian entities, the Company uses forward contracts to sell a portion of the anticipated Canadian Dollars to be received at the future date and buys U.S. Dollars.
In July 2013, the Company replaced its interest rate swap agreement with a notional amount of $83.0 million with an interest rate swap agreement with a notional amount of $175.0 million, which is set to expire in July 2016. The notional amount of this swap mirrors the amortization of a $175.0 million portion of the Company’s $350.0 million term loan drawn from the New Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $175.0 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of the Company’s term loan from the New Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and will be accounted for as a cash flow hedge.

The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 (as defined below) inputs (in thousands):

Designation of Derivatives	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$11	$—
	Total Assets	$11	$—

Forward Currency Contracts	Accrued expenses	$—	$9
Interest Rate Swaps	Other non-current liabilities	1,336	764
	Total Liabilities	$1,336	$773

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$583	$—
	Total Assets	$583	$—

Forward Currency Contracts	Accrued Expenses	$—	$585

	Total Derivative Assets	$594	$—
	Total Derivative Liabilities	1,336	1,358
	Total Net Derivative Asset (Liability)	$742	$1,358
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
The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$594	$—	$594	$—
Total	$594	$—	$594	$—

Liabilities:
Interest Rate Swap	$1,336	$—	$1,336	$—
Total	$1,336	$—	$1,336	$—

	Total Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Forward Currency Contracts	$594	$—	$594	$—
Interest Rate Swap	764	—	764	—
Total	$1,358	$—	$1,358	$—
The following table summarizes the Company’s derivative positions at September 30, 2013:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Canadian Dollar/USD	Sell	$13,001,124	0.2	1.03
Singapore Dollar/USD	Sell	$1,979,368	0.2	1.26
Hong Kong Dollar/USD	Sell	$1,570,093	0.2	7.75
Australian Dollar/USD	Sell	$3,579,286	0.2	0.93
USD/British Pound	Sell	£1,900,000	0.7	0.84
EURO/British Pound	Sell	£8,000,000	0.9	1.61
Interest Rate Swap		$172,812,500	2.8
The Company had no transfers between Level 1, 2 or 3 inputs during the nine-month period ended September 30, 2013. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which are based on Level 2 inputs as previously defined.

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

Executive Summary
We are a global leader in infrastructure protection and maintenance, providing proprietary technologies and services: (i) to protect against the corrosion of industrial pipelines; (ii) to rehabilitate and strengthen water, wastewater, energy and mining piping systems and buildings, bridges, tunnels and waterfront structures; and (iii) to utilize integrated professional services in engineering, procurement, construction, maintenance, and turnaround services for a broad range of energy related industries. Our business activities include manufacturing, distribution, maintenance, construction, installation, coating and insulation, cathodic protection, research and development and licensing. Our acquisition of Brinderson, L.P. and related entities (“Brinderson”) on July 1, 2013 opens new markets for us through the maintenance, engineering and construction services for downstream and upstream facilities in the North America oil and gas market. Our products and services are currently utilized and performed in more than 100 countries across six continents. We believe that the depth and breadth of our products and services platform make us a leading “one-stop” provider for the world’s infrastructure rehabilitation and protection needs.
Our Company is primarily built on the premise that it is possible to use technology to extend the structural design life and maintain, if not improve, the performance of a pipe. We’re proving today that this expertise can be applied in a variety of markets to protect pipelines in oil, gas, mining, wastewater, water applications and extending this to the rehabilitation of commercial structures. Many types of infrastructure must be protected from the corrosive and abrasive materials that pass through or near them. Our expertise in non-disruptive corrosion engineering and abrasion protection is now wide-ranging, opening new markets for growth. We have a long history of product development and intellectual property management. We manufacture most of the engineered solutions we create as well as the specialized equipment required to install them. Finally, decades of experience give us an advantage in understanding municipal, energy, mining, industrial and commercial customers. Strong customer relationships and brand recognition allow us to support the expansion of existing and innovative technologies into new high growth end markets.
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

•
optimizing our water and wastewater rehabilitation operations by; (i) improving project execution, cost management practices, including the reduction of redundant fixed costs, and product mix; (ii) identifying opportunities to streamline key management functions and processes to improve our profitability; and (iii) strongly emphasizing higher return manufacturing operations.

Acquisitions/Strategic Initiatives/Divestitures
See Notes 1 and 9 to the consolidated financial statements contained in this report for a detailed discussion regarding acquisitions, strategic initiatives and divestitures.

Results of Operations – Quarters and Nine-Month Periods Ended September 30, 2013 and 2012
Overview – Consolidated Results
Key financial data for our consolidated operations, as updated for discontinued operations, was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2013	2012	$	%
Revenues	$307,665	$262,867	$44,798	17.0%
Gross profit	69,411	62,931	6,480	10.3
Gross profit margin	22.6%	23.9%	n/a	(130	)bp
Operating expenses	47,956	42,351	5,605	13.2
Earnout reversal	(2,844)	(6,892)	(4,048)	(58.7)
Acquisition-related expenses	2,267	607	1,660	273.5
Operating income	22,032	26,865	(4,833)	(18.0)
Operating margin	7.2%	10.2%	n/a	(300	)bp
Income from continuing operations	14,623	21,170	(6,547)	(30.9)

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	$	%
Revenues	$775,741	$745,236	$30,505	4.1%
Gross profit	176,116	177,722	(1,606)	(0.9)
Gross profit margin	22.7%	23.8%	n/a	(110	)bp
Operating expenses	130,112	125,314	4,798	3.8
Earnout reversal	(2,844)	(6,892)	(4,048)	(58.7)
Acquisition-related expenses	4,175	2,594	1,581	60.9
Operating income	44,673	56,706	(12,033)	(21.2)
Operating margin	5.8%	7.6%	n/a	(180	)bp
Income from continuing operations	37,277	40,703	(3,426)	(8.4)
Consolidated income from continuing operations was $14.6 million for the quarter ended September 30, 2013 compared to $21.2 million in the prior year quarter. The decrease in consolidated income from continuing operations for the third quarter of 2013 was primarily the result of increased acquisition-related expenses incurred in 2013 of $1.7 million and the $4.0 million pre-tax difference in earnout reversals between the two periods. Operating income, excluding earnout and acquisition-related expense, increased by $0.9 million, or 4.3%, due principally to improvements in our global water and wastewater businesses, specifically North America and Asia. In North America, we experienced a 23% revenue growth in the third quarter of 2013 compared to the third quarter of 2012 from improved backlog and a shift to more large diameter projects, which have allowed us to leverage our operating structure to improve the operating margin from 8.1% in the third quarter of 2012 to 10.8% in the third quarter of 2013. In Asia, improvements were driven by significantly lower operating losses in Singapore as major loss producing projects have substantially been completed, along with successful project execution on projects in Malaysia during 2013. Partially offsetting these increases were declines in our Energy and Mining and Commercial and Structural segments. Within Energy and Mining, the decline compared to the third quarter of 2012 was primarily related to low backlog levels in our coating operations in the United States, lower profitability in our Canadian cathodic protection operations and less contribution from the large Moroccan project, which was substantially completed in the third quarter of 2013. Brinderson, which was acquired on July 1, 2013, contributed $2.6 million in operating income in the third quarter of 2013. Excluding acquisition-related costs, our Commercial and Structural segment declined $3.4 million, or 136.4%, quarter over quarter due to lower workable backlog, isolated project performance issues and project delays in North America and Asia.
For the first nine months of 2013, consolidated income from continuing operations decreased $3.4 million, or 8.4%, compared to the first nine months of 2012. The decrease was attributable to declines in our Energy and Mining and Commercial and Structural segments and the impact of severe weather related delays throughout the first quarter of 2013 and into parts of the second quarter of 2013 throughout all of our segments. Partially offsetting these declines were increases in our global water and wastewater businesses, profit generated during the third quarter of 2013 by Brinderson and the $7.9 million (post-tax) gain on sale we recognized in the second quarter of 2013 in connection with the sale of our 50% interest in our German joint venture.
For the third quarter of 2013 compared to the same quarter of 2012, revenues increased $44.8 million, or 17.0%. For the nine months ended September 30, 2013 revenues increased $30.5 million, or 4.1%, compared to the prior year period. These increases were primarily due to the addition of Brinderson, which contributed $47.9 million in revenues during the third quarter of 2013. Exclusive of Brinderson, revenues decreased during the nine months ended September 30, 2013 compared to the prior year period primarily due to lower workable backlog levels within our Commercial and Structural segment and our Energy and Mining segment’s coating operations coupled with project and weather delays throughout North America.
For the third quarter of 2013 compared to the same quarter of 2012, operating expenses increased $5.6 million, or 13.2%. For the nine-month period ended September 30, 2013, operating expenses increased $4.8 million, or 3.8%, compared to the prior year period. Again, these increases were primarily due to the addition of Brinderson, which contributed $5.9 million in operating expenses during the third quarter of 2013, partially offset by decreased incentive compensation and operational efficiencies gained in our cathodic protection operations as well as continued improvements in leveraging our fixed cost structure in our North American Water and Wastewater operation.

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

	September 30, 2013	June 30, 2013	December 31, 2012	September 30, 2012
Energy and Mining (1)	$172.5	$193.0	$240.8	$246.9
North American Water and Wastewater	241.7	221.1	185.0	167.3
International Water and Wastewater	43.0	44.1	56.6	55.6
Commercial and Structural	48.2	52.2	50.8	46.7
Total hard backlog	505.4	510.4	533.2	516.5
Brinderson(2)	209.2	—	—	—
Total backlog	$714.6	$510.4	$533.2	$516.5

(1)	All periods presented exclude Bayou Welding Works (“BWW”) backlog, as this business was discontinued in the second quarter of 2013.

(2)
Brinderson backlog represents expected unrecognized revenues to be realized under long-term Master Service Agreements (“MSAs”) and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues.

Although backlog represents only those contracts and MSAs that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.
Within our Energy and Mining and Commercial and Structural segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of September 30, 2013, 9.9% and 0.4% of our Energy and Mining hard backlog and Commercial and Structural backlog, respectively, related to these variable interest entities. With the exception of Brinderson, a substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world.
Within our Water and Wastewater segments, all of our projects are performed through our wholly-owned subsidiaries and a substantial majority of those projects are fixed price contracts with individual municipalities across the world.

Energy and Mining Segment
Key financial data for our Energy and Mining segment, as updated for discontinued operations, was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2013	2012	$	%
Revenues	$168,708	$137,386	$31,322	22.8%
Gross profit	37,118	33,710	3,408	10.1
Gross profit margin	22.0%	24.5%	n/a	(250	)bp
Operating expenses	24,821	19,176	5,645	29.4
Earnout reversal	(2,844)	(6,892)	(4,048)	(58.7)
Acquisition-related expenses	2,267	—	2,267	n/m
Operating income	12,874	21,426	(8,552)	(39.9)
Operating margin	7.6%	15.6%	n/a	(800	)bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	$	%
Revenues	$385,991	$377,610	$8,381	2.2%
Gross profit	87,678	93,466	(5,788)	(6.2)
Gross profit margin	22.7%	24.8%	n/a	(210	)bp
Operating expenses	61,866	57,456	4,410	7.7
Earnout reversal	(2,844)	(6,892)	(4,048)	(58.7)
Acquisition-related expenses	4,175	—	4,175	n/m
Operating income	24,481	42,902	(18,421)	(42.9)
Operating margin	6.3%	11.4%	n/a	(510	)bp
Revenues
Revenues in our Energy and Mining segment increased by $31.3 million, or 22.8%, in the third quarter of 2013 compared to the third quarter of 2012. This increase was primarily due to our acquisition of Brinderson, which contributed $47.9 million in revenues during the third quarter of 2013. Exclusive of Brinderson, revenues decreased $16.6 million, or 12.1%, primarily due to low production at our coating operations in New Iberia, Louisiana where revenues fell $10.9 million, or 43.8%. This decrease was due to a lack of project activity available in the market, coupled with certain projects shifting to 2014. Our industrial lining operations revenues fell $9.7 million, or 22.9%, compared to the third quarter of 2012. This operation has experienced more difficult market conditions in certain of its international markets, notably with mining customers, along with significantly less revenue from our large project in Morocco, which decreased $8.9 million, or 65.6%, compared to the third quarter of 2012 as this project was substantially completed in the third quarter of 2013. Partially offsetting these declines was a $3.0 million, or 65.7%, increase in the revenues from our robotic coating operations due to the start of the Wasit gas field project in Saudi Arabia.
Revenues increased by $8.4 million, or 2.2%, for the nine months ended September 30, 2013 compared to the prior year period primarily due to the addition of Brinderson, which contributed $47.9 million in additional revenues. Exclusive of Brinderson, revenues decreased by $39.6 million, or 10.5%, in the nine months ended September 30, 2013 compared to the prior year period primarily due to reduced revenue in our industrial linings operations in Morocco as the project nears completion, lower revenue at our coating operations in New Iberia, Louisiana, due to aforementioned factors, and lower revenues in our robotic coatings operations due to the delays on the Wasit gas field project. In Morocco, revenues declined $18.0 million, or 53.3%, as work has slowed down and the project was substantially completed in the third quarter of 2013. Additionally, our industrial linings operations experienced weakness in Mexico and South America compared to the prior year period. Collectively, revenue in these markets declined by $12.7 million, or 40.4%. Our robotic coating operations recognized $4.9 million less revenues in the first nine months of 2013 compared to the prior year period. These declines were partially offset by $6.7 million, or 4.1%, growth from our cathodic protection operations due to stronger market conditions in 2013, particularly in Canada, certain regional markets in the United States, and the Middle East.
Our Energy and Mining segment contract backlog, excluding Brinderson, at September 30, 2013 was $172.5 million, which represented a $20.5 million, or 10.6%, decrease compared to June 30, 2013 and a $74.4 million, or 30.1%, decrease compared to September 30, 2012. Backlog for our industrial linings operations declined sequentially and on a year-over-year basis primarily due to our substantial completion of the Moroccan project, which represented 36.8% of our industrial linings backlog at September

30, 2012, but only 3.3% of our industrial linings backlog as of September 30, 2013. Excluding the project in Morocco, our Energy and Mining segment contract backlog at September 30, 2013 was $170.6 million, which represented a $17.2 million, or 9.2%, decrease compared to June 30, 2013 and a $46.3 million, or 21.3%, decrease compared to September 30, 2012. The decreases were due to a temporary curtailment in capital and maintenance expenditures for our industrial linings operations coupled with depressed backlog for our coating operations in New Iberia, Louisiana because of timing of pipe coating activity supporting oil and gas offshore projects in the Gulf of Mexico.
Brinderson backlog represents estimated revenues to be generated under long-term MSAs and other signed contracts. If the remaining term of the arrangements exceeds 12 months, the unrecognized revenue attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues. At the date of acquisition, July 1, 2013, this backlog was $201.0 million and has increased 4.1% during the third quarter of 2013 to $209.2 million at September 30, 2013.
Gross Profit and Gross Profit Margin
Gross profit in our Energy and Mining segment increased by $3.4 million, or 10.1%, in the third quarter of 2013 compared to the third quarter of 2012. Gross profit decreased by $5.8 million, or 6.2%, for the nine months ended September 30, 2013 compared to nine months ended September 30, 2012. Brinderson contributed $8.5 million of gross profit and 17.7% gross margins in the third quarter of 2013. Gross margins declined by 250 basis points to 22.0% during the third quarter of 2013. The primary drivers of the decline in gross margins from the same period in the prior year were the addition of Brinderson’s lower profit margin work, project wind-down activities in Morocco and the third quarter of 2012 containing a large, higher gross profit concrete job for our coating operations in New Iberia, Louisiana that was not present during the third quarter of 2013. Gross profit on the industrial lining work in Morocco declined $2.7 million, or 183.0%, compared to the third quarter of 2012 and the coating operations in New Iberia, Louisiana declined $3.0 million, or 147.5%. Partially offsetting these declines were improved results from our robotic coating operations due to the large project in Saudi Arabia (Wasit), which increased its activity during the third quarter of 2013. For the nine months ended September 30, 2013, however, gross profit from our robotic coating operations decreased $5.9 million, or 57.5%, due to customer-directed delays on the Wasit project and other large projects being moved into 2014.
We believe the end markets for our Energy and Mining segment remain robust. Project delays and timing of project activity for the coatings operations in the Gulf of Mexico and linings operations in some international markets have slowed the momentum in 2013. For the fourth quarter of 2013, we expect (i) a pick up in production in November 2013 of the large robotic project for the offshore Wasit gas field; (ii) growth from our cathodic protection operations, specifically in Canada, from capital investments in North America and growth in new geographies for engineered pipeline integrity systems; (iii) higher margins for the projects expected to be completed in our industrial linings operation with the completion of the lower margin Morocco project; (iv) the seasonally strongest quarter of the year for our coating operations in Canada; and (v) increased contributions from Brinderson due to expected strong maintenance and turnaround service increases.
Beyond 2013, we anticipate continued healthy global markets will lead to expansion within existing geographies for our corrosion engineering and industrial lining platforms as well as new geographies, specifically in Asia and the Middle East. We believe that continued strong commodity prices coupled with ever increasing demand for maintenance spending in the sector, more significant opportunities in offshore pipeline development, particularly in the Gulf of Mexico, along with growth in our businesses situated in the key infrastructure spend areas of Canada, the Middle East and South America, provide us significant growth opportunities well into the future. The outlook for Brinderson is very robust with renewals and new bid opportunities for the western region of the United States upstream and downstream oil and gas markets. In addition, Brinderson is pursuing opportunities to expand its services in the West Texas Permian Basin region.
Operating Expenses
Operating expenses in our Energy and Mining segment increased by $5.6 million, or 29.4%, in the third quarter of 2013, and by $4.4 million, or 7.7%, in the nine months ended September 30, 2013 compared to the prior year periods. Brinderson added $5.9 million of operating expenses during the third quarter of 2013 and the operating expenses from our industrial lining operations increased $0.4 million, or 17.8%, during the third quarter of 2013 due to international expansion and to provide additional project support to the Moroccan project. Offsetting these increases were declines from improved cost efficiencies in our cathodic protection operations. As a percentage of revenues, our Energy and Mining operating expenses were 14.7% and 16.0% for the quarter and nine-month period ended September 30, 2013, respectively, compared to 14.0% and 15.2% in the comparable periods in 2012, respectively.
Additionally, during the third quarters of 2013 and 2012, we reversed $2.8 million and $5.9 million, respectively, of the contractual earnouts related to CRTS. In each year, operating results have been below the target amounts in the purchase agreement, mostly due to delays we have experienced with the Wasit project.
Operating Income and Operating Margin
Lower gross margins and higher operating expenses led to an operating income decrease of $8.6 million, or 39.9%, to $12.9 million in the third quarter of 2013 compared to $21.4 million in the third quarter of 2012. In the nine-month period ended

September 30, 2013, operating income decreased by $18.4 million, or 42.9%, to $24.5 million compared to $42.9 million in the prior year period. Operating margin was 7.6% and 6.3% in the quarter and nine-month period ended September 30, 2013, respectively.

North American Water and Wastewater Segment
Key financial data for our North American Water and Wastewater segment was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2013	2012	$	%
Revenues	$95,997	$77,818	$18,179	23.4%
Gross profit	21,357	17,183	4,174	24.3
Gross profit margin	22.2%	22.1%	n/a	10	bp
Operating expenses	11,029	10,894	135	1.2
Operating income	10,328	6,289	4,039	64.2
Operating margin	10.8%	8.1%	n/a	270	bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	$	%
Revenues	$261,616	$231,647	$29,969	12.9%
Gross profit	55,786	48,850	6,936	14.2
Gross profit margin	21.3%	21.1%	n/a	20	bp
Operating expenses	32,776	32,489	287	0.9
Operating income	23,010	16,361	6,649	40.6
Operating margin	8.8%	7.1%	n/a	170	bp
Revenues
Revenues increased by $18.2 million, or 23.4%, for our North American Water and Wastewater segment in the third quarter of 2013 compared to the third quarter of 2012. The growth came from increased volume across all geographies. Specifically, several crews were added during the quarter (capitalizing on record backlog levels) and large-diameter footage increased more than 100% compared to the prior year quarter.
For the nine months ended September 30, 2013, revenues increased by $30.0 million, or 12.9%, compared to the comparable period in 2012 due to growth in all regions. We also had a favorable project mix from our manufacturing facility shipping 128% more large diameter tube than the prior year period.
Contract backlog in our North American Water and Wastewater segment at September 30, 2013 was a record $241.7 million, a $20.6 million, or 9.3%, increase from backlog at June 30, 2013 and a $74.4 million, or 44.5%, increase from backlog at September 30, 2012. This segment won multiple large projects during the quarter in the Midwest and West regions of the United States. We expect backlog in Canada to remain steady in the coming quarters due to seasonality; however, domestic market activity and bidding performance is expected to remain strong for the remainder of 2013 and into 2014.
Gross Profit and Gross Profit Margin
Gross profit in our North American Water and Wastewater segment increased $4.2 million, or 24.3%, in the third quarter of 2013 compared to the third quarter of 2012. Gross margin percentages increased to 22.2% in the third quarter of 2013 from 22.1% in the third quarter of 2012. The gross margin improvement of 10 basis points was primarily due to improved project mix during the quarter, which shifted to more medium and large diameter work. Additionally, we have maintained our bidding discipline and have experienced continued success in our enhanced project management structure. For the nine months ended September 30, 2013, gross profit increased $6.9 million, or 14.2%, compared to the prior year period primarily due to the reasons previously mentioned.
Operating Expenses
Operating expenses in our North American Water and Wastewater segment increased by $0.1 million, or 1.2%, during the third quarter of 2013 compared to the third quarter of 2012. As a percentage of revenues, operating expenses were 11.5% in the third quarter of 2013 compared to 14.0% in the third quarter of 2012. Operating expenses in the nine months ended September 30, 2013 increased by $0.3 million, or 0.9%, compared to the prior year period. Operating expenses as a percentage of revenues were

12.5% in the nine months ended September 30, 2013, compared to 14.0% in the nine months ended September 30, 2012. Despite increased volumes, operating expenses have been flat due to efficiencies gained over the last two years in project management along with operational and administrative realignments.
Operating Income and Operating Margin
Higher gross margin percentages, coupled with increased revenues led to a $4.0 million, or 64.2%, increase in operating income in our North American Water and Wastewater segment in the third quarter of 2013 compared to the third quarter of 2012. The North American Water and Wastewater operating margin increased to 10.8% in the third quarter of 2013 compared to 8.1% in the third quarter of 2012. In the nine-month period ended September 30, 2013, operating income increased by $6.6 million, or 40.6%, to $23.0 million compared to $16.4 million in the prior year period. Operating margin was 8.8% and 7.1% in the nine months ended September 30, 2013 and 2012, respectfully.

International Water and Wastewater Segment
Key financial data for our International Water and Wastewater segment was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2013	2012	$	%
Revenues	$26,152	$27,766	$(1,614)	(5.8)%
Gross profit	5,116	2,890	2,226	77.0
Gross profit margin	19.6%	10.4%	n/a	920	bp
Operating expenses	5,373	5,640	(267)	(4.7)
Acquisition-related expenses	—	445	(445)	n/m
Operating loss	(257)	(3,195)	2,938	92.0
Operating margin	(1.0)%	(11.5)%	n/a	1,050	bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	$	%
Revenues	$80,064	$80,712	$(648)	(0.8)%
Gross profit	15,424	9,603	5,821	60.6
Gross profit margin	19.3%	11.9%	n/a	740	bp
Operating expenses	16,762	16,700	62	0.4
Acquisition-related expenses	—	445	(445)	n/m
Operating loss	(1,338)	(7,542)	6,204	82.3
Operating margin	(1.7)%	(9.3)%	n/a	760	bp
Revenues
Our International Water and Wastewater segment revenues decreased $1.6 million, or 5.8%, during the third quarter of 2013 compared to the third quarter of 2012. Our operations in France and Switzerland experienced a weaker 2013 due to a number of project delays and sustained recessionary impacts. In addition, the prior year revenues included projects in Singapore, which have been substantially concluded during the early part of 2013. We also experienced lower volumes in several of our Asian markets and certain markets in Europe related to third party tube sales. Offsetting these decreases, was $1.1 million of work in Malaysia during the quarter compared to no activity in the prior year period and increased volume in Australia related to a large project in Queensland.
Revenues in our International Water and Wastewater segment decreased $0.6 million, or 0.8%, during the first nine months of 2013 compared to prior year period. In the first nine months of 2013, we experienced lower volumes in several of our Asian markets including Singapore, where we have substantially completed the legacy projects, and India, where there has been no new project activity in the last year. Offsetting these decreases was $4.6 million of work in Malaysia compared to no activity in the prior year period and growth across the contracting markets in Netherlands and Spain.
Contract backlog in our International Water and Wastewater segment was $43.0 million at September 30, 2013. This represented a decrease of $1.1 million, or 2.5%, compared to June 30, 2013 and a decrease of $12.6 million, or 22.7%, compared to September 30, 2012. These decreases were primarily due to current year installation production in Spain, the Netherlands and

Malaysia. Backlog levels in Australia remain relatively flat as the Sydney contracts are being replaced with work in Queensland. We believe we will secure additional work in our key operational areas in the coming months.
Gross Profit and Gross Profit Margin
Gross profit in our International Water and Wastewater segment increased $2.2 million, or 77.0%, to $5.1 million during the third quarter of 2013 compared to the third quarter of 2012. The increase was primarily due to reduction of the large losses in Singapore from 2012. During the quarter, we reduced losses in Singapore by $1.5 million compared to the third quarter of 2012. We also increased gross profit from our Australia and Malaysia operations by $1.3 million and $0.6 million, respectively, during the quarter. Partially offsetting these improvements were decreases in gross profit related to project delays in France and the Netherlands and poor project execution in the United Kingdom. For the nine months ended September 30, 2013, gross profit increased $5.8 million, or 60.6%, primarily due to a $4.0 million reduction in losses from Singapore and gross profit realized on the new 2013 work in Malaysia.
In Asia, we are poised to see improved results as we continue our progress on projects in Malaysia, intelligently expand our opportunities in India and execute on new projects in Australia. In Europe, our prospects for growth are more moderate, but still positive, as we expand our third party product sales market share, and continue to optimize our operational capabilities in select contracting markets in Western Europe.
Operating Expenses
Operating expenses in our International Water and Wastewater segment decreased by $0.3 million, or 4.7%, to $5.4 million during the third quarter of 2013 compared to the third quarter of 2012 due to continued cost containment efforts. Operating expenses as a percentage of revenues were 20.5% in the third quarter of 2013 compared to 20.3% in the third quarter of 2012. Operating expenses increased $0.1 million, or 0.4%, to $16.8 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Operating expenses as a percentage of revenues were 20.9% in the nine months ended September 30, 2013, compared to 20.7% in the nine months ended September 30, 2012. Operating expenses in Europe and Asia have been steady as new investments in operational management have been offset by savings from the reduced operations in Singapore and realignment of operations in certain European countries.
Operating Income (Loss) and Operating Margin
A 920 basis point improvement in gross margins, driven by lower losses in Singapore and high-margin work in Malaysia, led to a $2.9 million improvement of quarterly losses in the third quarter of 2013 compared to the third quarter of 2012. International Water and Wastewater operating margins improved 1,050 basis points to (1.0)% in the third quarter of 2013 compared to (11.5)% in the third quarter of 2012. In the nine-month period ended September 30, 2013, operating loss decreased by $6.2 million, or 82.3%, compared to the prior year period. Operating margin was (1.7)% and (9.3)% in the nine months ended September 30, 2013 and 2012, respectfully.

Commercial and Structural Segment
Key financial data for our Commercial and Structural segment was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2013	2012	$	%
Revenues	$16,808	$19,897	$(3,089)	(15.5)%
Gross profit	5,820	9,148	(3,328)	(36.4)
Gross profit margin	34.6%	46.0%	n/a	(1,140	)bp
Operating expenses	6,733	6,641	92	1.4
Acquisition-related expenses	—	162	(162)	n/m
Operating income (loss)	(913)	2,345	(3,258)	(138.9)
Operating margin	(5.4)%	11.8%	n/a	(1,720	)bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	$	%
Revenues	$48,070	$55,267	$(7,197)	(13.0)%
Gross profit	17,228	25,803	(8,575)	(33.2)
Gross profit margin	35.8%	46.7%	n/a	(1,090	)bp
Operating expenses	18,708	18,669	39	0.2
Acquisition-related expenses	—	2,149	(2,149)	n/m
Operating income (loss)	(1,480)	4,985	(6,465)	(129.7)
Operating margin	(3.1)%	9.0%	n/a	(1,210	)bp
Revenues
Revenues in our Commercial and Structural segment decreased $3.1 million, or 15.5%, during the third quarter of 2013 compared to the third quarter of 2012. Our North American operations declined $5.7 million primarily due to lower workable backlog and customer driven project delays. Partially offsetting this decrease was a $2.0 million increase in our Canadian operations due to a large material order and a $0.6 million increase in our Asian operations. Revenues in our Commercial and Structural segment declined $7.2 million, or 13.0%, during the nine-month period ended September 30, 2013 compared to the prior year period primarily due to the lower workable backlog and project delays previously mentioned.
Contract backlog in our Commercial and Structural segment was $48.2 million at September 30, 2013. This represented a decrease of $4.0 million, or 7.7%, compared to June 30, 2013 and an increase of $1.5 million, or 3.2%, compared to September 30, 2012. Compared to June 30, 2013, backlog has decreased in all geographies. North American backlog decreased as the bid table has been slower to develop than we anticipated. In Asia, backlog slightly decreased due to the backlog burn of current projects and delays in new project releases. We anticipate an increase in the number of project opportunities, both domestically and internationally, including pipeline projects, which will be bid in the coming months, including in our international markets.
Gross Profit and Gross Profit Margin
Gross profit in our Commercial and Structural segment decreased $3.3 million, or 36.4%, during the third quarter of 2013 compared to the third quarter of 2012, primarily as a result of lower backlog levels, including reduced levels of higher margin pipeline projects, coupled with project performance issues. Partially offsetting this decline was a $1.0 million increase from our Canadian operations from revenue growth. Gross profit in our Commercial and Structural segment decreased $8.6 million, or 33.2%, during the nine-month period ended September 30, 2013 compared to the prior year period, due to the same reasons mentioned earlier. Gross profit margins declined 1,090 basis points during the first nine months of 2013 due to the project performance issues and the lower margin mix compared to the first nine months of 2012. We are focused on investments in sales, engineering and operations to increase our growth opportunities and improve backlog and execution capabilities, including the elimination of project performance issues.
Operating Expense
Operating expenses in our Commercial and Structural segment increased by $0.1 million, or 1.4%, during the third quarter of 2013 compared to the third quarter of 2012. For the nine-month periods ended September 30, 2013 and 2012, our operating expenses were essentially the same, despite the full year inclusion of operating expenses from Fyfe Group LLC’s Asian operations (“Fyfe Asia”). The nine-month period ended September 30, 2012 also included $2.1 million of expenses related to the acquisitions of Fyfe Asia and Fyfe Group LLC’s Latin American operations (“Fyfe LA”). Operating expenses as a percentage of revenues were 40.1% in the third quarter of 2013 compared to 33.4% in the third quarter of 2012. Operating expenses as a percentage of revenues were 38.9% and 33.8% in the nine-month periods ended September 30, 2013 and 2012, respectively. Our operating expense as a percentage of revenue is higher in this segment compared to our other segments due to the investments being made in this segment to build the infrastructure necessary to achieve our growth objectives.
Operating Income (Loss) and Operating Margin
The revenue decline, partially offset by no acquisition expense, led to a $3.3 million decrease in operating income during the third quarter of 2013 compared to the third quarter of 2012 and a $6.5 million decrease in operating income in the nine-month period ended September 30, 2013 compared to the prior year period. Commercial and Structural operating margins declined to (5.4)% in the third quarter of 2013 compared to 11.8% in the third quarter of 2012. Operating margin was (3.1)% and 9.0% in the nine months ended September 30, 2013 and 2012, respectfully.

Other Income (Expense)
Interest Income and Expense
Interest income was essentially flat in the quarter and nine-month period ended September 30, 2013 compared to the same periods in 2012. Interest expense increased by $3.0 million and $2.4 million in the quarter and nine-month period ended September 30, 2013 compared to the same periods in 2012 as principal balances increased year over year due to the July 1, 2013 acquisition of Brinderson.
Other Income (Expense)
Other expense increased by $0.3 million in the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012 due to higher foreign currency losses resulting from the revaluation of certain asset and liability balances. Other income increased $7.7 million in the nine months ended September 30, 2013 compared to the prior year period due to the $11.3 million gain recognized on the sale of our fifty percent (50%) interest in our German joint venture in the second quarter of 2013. Partially offsetting this increase was a non-cash charge of $2.7 million related to the write-down of the investment in our Bayou joint venture as part of the purchase price accounting associated with our 2009 acquisition of The Bayou Companies, LLC (“Bayou”). The non-cash charge represents our current estimate of the difference between the carrying value of the investment on our balance sheet and the amount we may receive in connection with the exercise option (as discussed in Note 1 to the consolidated financial statements in this report).

Taxes on Income
Taxes on income decreased by $1.9 million during the third quarter of 2013 compared to the third quarter of 2012. Taxes on income decreased by $3.9 million during the nine-month period ended September 30, 2013 compared to the nine-month period ended September 30, 2012. Our effective tax rate was 19.7% and 19.3% in the quarter and nine-months ended September 30, 2013, respectively, compared to 20.9% and 24.6% in the corresponding periods in 2012. The quarter and nine-month periods ended September 30, 2013 had lower effective tax rates primarily due to a lower percentage of income from the United States, which has a higher tax rate.

Equity in Earnings of Affiliated Companies
Equity in earnings of affiliated companies was $1.7 million and $2.0 million in the third quarters of 2013 and 2012, respectively. Equity in earnings of affiliated companies was $3.9 million and $4.4 million in the nine-month periods ended September 30, 2013 and 2012, respectively. The decreases during 2013 were primarily due to no third quarter results from our former German joint venture following its sale in the second quarter of 2013, partially offset by increased project activity from Bayou Coating, L.L.C., our pipe coating joint venture in Baton Rouge, Louisiana.

Non-controlling Interests
Income attributable to non-controlling interests was $0.1 million and $1.2 million in the third quarters of 2013 and 2012, respectively. Income attributable to non-controlling interests was $1.0 million and $2.1 million in the nine-month periods ended Septembers 30, 2013 and 2012, respectively. These decreases were due to lower results from our joint ventures in Morocco and Mexico.

Loss from Discontinued Operations
Loss from discontinued operations was $0.6 million and $0.4 million in the quarters ended September 30, 2013 and 2012, respectively. Loss from discontinued operations was $6.5 million and $0.9 million in the nine months ended September 30, 2013 and 2012, respectfully. Our BWW business ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. As a result of the closure of this business, we recognized a pre-tax, non-cash charge of approximately $3.9 million ($2.4 million after-tax, or $0.06 per diluted share), to reflect the impairment of goodwill and intangible assets. The Company also recognized additional non-cash impairment charges for equipment and other assets of approximately $1.1 million on a pre-tax basis ($0.7 million on an after-tax basis; $0.02 per diluted share), which also was recorded in the second quarter of 2013.

Liquidity and Capital Resources
Cash and Equivalents

	September 30, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$126,687	$133,676
Restricted cash	523	382
Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments and compensating balances for bank undertakings in Europe.
Sources and Uses of Cash
We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, potential acquisitions, working capital, debt service and share repurchases. During the first nine months of 2013, capital expenditures were primarily for our new insulation facility in Louisiana and for supporting growth in our Energy and Mining operations, along with equipment needed to expand our operational capability in the Middle East. For the full year of 2013, we expect decreased levels of capital expenditures compared to 2012 due to the completion of the two large capital projects in our coating operations. We spent a total of $23.6 million on these projects in 2012, which was partially funded by our joint venture partners, and anticipate a total spend in 2013 for these projects of $3.8 million.
At September 30, 2013, our cash balances were located worldwide for working capital and support needs. Given our extensive international operations, approximately 58.2% of our cash is denominated in currencies other than the United States dollar. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our intention is to permanently reinvest these earnings.
Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At September 30, 2013, we believe our net accounts receivable and our costs and estimated earnings in excess of billings as reported on our consolidated balance sheet are fully collectible. At September 30, 2013, we had certain net receivables (as discussed in the following paragraph) that we believe will be collected but are being disputed by the customer in some manner, which has impacted or may meaningfully impact the timing of collection or require us to invoke our contractual rights to an arbitration or mediation process, or take legal action. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.
As of September 30, 2013, we had approximately $12.2 million in receivables related to certain projects in Hong Kong, Texas, Georgia and India that have been delayed in payment. We are in various stages of discussions, arbitration and/or litigation with the project clients regarding such receivables. Additionally, we had $6.1 million of receivables with a single customer associated with a large fabrication project at our Bayou Welding Works business and recorded within discontinued operations. These receivables have been outstanding for various periods dating back to 2009 through 2013. As of September 30, 2013, we had not reserved or written-off any of the balances related to these receivables, as management believes that these receivables are fully collectible. In each of the above instances, the customer has failed to meet its payment obligations in the timeframe set forth in the respective contracts. The Company believes that it has performed its obligations pursuant to such contracts. The Company believes the likelihood of success in each of these cases is probable and the Company is vigorously defending its position. As of December 31, 2012, we had approximately $16.0 million in receivables related to these projects. During the nine-month period ended September 30, 2013, we collected approximately $1.7 million of the receivables associated with the projects in India, and $0.7 million in Hong Kong.
Management believes that these outstanding receivables are fully collectible and a significant portion of the receivables will be collected within the next twelve months.

Cash Flows from Operations
Cash flows from operating activities of continuing operations provided $41.6 million in the first nine months of 2013 compared to $57.8 million provided in the first nine months of 2012. The decrease in operating cash flow from 2013 to 2012 was primarily related to lower net income and certain increases in working capital.
We used $12.6 million of cash for working capital during the nine-month period ended September 30, 2013 compared to $2.8 million used in the comparable period of 2012. The primary component of our working capital increase during the nine-month period ended September 30, 2013 was slower collections on receivables compared to the prior year period, especially in our international operations and Energy and Mining segment due to timing of collections. We expect to improve collections and achieve higher operating cash flows during the fourth quarter of 2013. Excluding the change in receivables, the other elements of working capital used $1.4 million in the nine-month period ended September 30, 2013 compared to $6.5 million used in the prior year period. Also, in the first nine months of 2013, we incurred $4.2 million in acquisition-related expenses compared to $2.6 million in the first nine months of 2012.
Unrestricted cash decreased to $126.7 million at September 30, 2013 from $133.7 million at December 31, 2012.
Cash Flows from Investing Activities
Investing activities from continuing operations used $144.2 million and $72.7 million of cash in the nine-month periods ended September 30, 2013 and 2012, respectively. We used $20.1 million in cash for capital expenditures in the first nine months of 2013 compared to $33.7 million in the prior year period. The higher capital expenditures during 2012 were primarily for our Bayou Wasco Insulation, LLC (“Bayou Wasco”) and BPPC joint ventures. During the first nine months of 2013, we sold our equity interests in our German joint venture for a total sale price of €14 million (approximately $18.3 million) and used $143.8 million to acquire Brinderson (net of cash acquired). In the first nine months of 2013 and 2012, $1.0 million of non-cash capital expenditures were included in accounts payable and accrued expenditures. Capital expenditures in the first nine months of 2013 and 2012 were partially offset by $1.9 million and $3.4 million, respectively, in proceeds received from asset disposals. During 2012, we used $39.4 million to acquire Fyfe Asia (net of cash acquired) and $3.0 million to acquire Fyfe LA (net of cash acquired).
We anticipate up to approximately $30.0 million to be spent in 2013 on capital expenditures to support our global operations.
Cash Flows from Financing Activities
Cash flows from financing activities provided $112.7 million during the first nine months of 2013 compared to $12.4 million provided in the first nine months of 2012. During 2013, we entered into a new credit facility and borrowed $147.6 million to fund the purchase of Brinderson and used $5.0 million for facility financing fees. During the first nine months of 2012, we borrowed $26.0 million to fund the purchase of Fyfe Asia and for working capital and joint venture investments. Through the first nine months of 2013, we used $19.0 million of cash to repurchase 833,552 shares of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 6 contained in this report. Additionally, in the first nine months of 2013 and 2012, we used cash of $16.9 million and $18.8 million, respectively, to pay down the principal balance of our term loans as discussed in Note 5 contained in this report.
Long-Term Debt
In July 2013, in connection with closing the Brinderson acquisition, we entered into a new $650.0 million senior secured credit facility (the “New Credit Facility”) with a syndicate of banks. Bank of America, N.A. served as the administrative agent. Merrill Lynch Pierce Fenner & Smith Incorporated, JPMorgan Securities LLC and U.S. Bank National Association acted as joint lead arrangers and joint book managers in the syndication of the New Credit Facility. The New Credit Facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility, each with a maturity date of July 1, 2018. We borrowed the entire term loan and drew $35.5 million against the revolving line of credit from the New Credit Facility on July 1, 2013 for the following purposes: (1) to pay the $147.6 million cash purchase price for our acquisition of Brinderson, L.P., which closed on July 1, 2013; (2) to retire $232.3 million in indebtedness outstanding under our prior credit facility; and (3) to fund expenses associated with the New Credit Facility and the Brinderson acquisition. Additionally, we used $7.0 million of cash on hand to fund these transactions. This New Credit Facility replaced our $500.0 million credit facility entered into on August 31, 2011 (the “Old Credit Facility”).
Generally, interest will be charged on the principal amounts outstanding under the New Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on our consolidated leverage ratio. We can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on our consolidated leverage ratio. The applicable one month LIBOR borrowing rate (LIBOR plus our applicable rate) as of September 30, 2013 was approximately 2.21%.
Our total indebtedness at September 30, 2013 consisted of $345.6 million outstanding from the $350.0 million term loan under the New Credit Facility, $35.5 million on the line of credit under the New Credit Facility and $0.3 million of third party notes and bank debt. Additionally, we and Wasco Coatings UK Ltd. (“Wasco Energy”) loaned Bayou Wasco $14.0 million for the purchase of capital assets in 2012 and 2013, of which $6.9 million was designated in the consolidated financial statements as third-party debt. In connection with the formation of BPPC, we and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January 2012, we and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. Of such amount, $5.0 million was designated in our consolidated financial statements as third-party debt at September 30, 2013.
As of September 30, 2013, we had $18.7 million in letters of credit issued and outstanding under the New Credit Facility. Of such amount, $10.4 million was collateral for the benefit of certain of our insurance carriers and $8.3 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
In July 2013, we entered into an interest rate swap agreement for a notional amount of $175.0 million that is set to expire in July 2016. The notional amount of this swap mirrors the amortization of a $175.0 million portion of our $350.0 million term loan drawn from the New Credit Facility. The swap requires us to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount, and provides that we receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $175.0 million notional amount. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of our term loan from the New Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and will be accounted for as a cash flow hedge.
Our New Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. At September 30, 2013, based upon the financial covenants, we had the capacity to borrow up to approximately $163.6 million of additional debt under our New Credit Facility. See Note 5 to the financial statements contained in this report for further discussion on our debt covenants. We were in compliance with all covenants at September 30, 2013.
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

The following table provides a summary of our contractual obligations and commercial commitments as of September 30, 2013. This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases (in thousands):

	Payments Due by Period
Cash Obligations (1) (2) (3) (4) (5)	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt and notes payable	$393,348	$4,376	$21,875	$33,441	$35,656	$35,000	$263,000
Interest on long-term debt	35,278	2,226	8,524	7,715	7,165	6,366	3,282
Operating leases	48,831	4,579	15,531	11,847	7,430	4,537	4,907
Total contractual cash obligations	$477,457	$11,181	$45,930	$53,003	$50,251	$45,903	$271,189
___________________

(1)
Cash obligations are not discounted. See Notes 5 and 7 to the consolidated financial statements contained in this report regarding our long-term debt and credit facility and commitments and contingencies, respectively.

(2)	Interest on long-term debt was calculated using the current annualized rate on our long-term debt as discussed in Note 5 to the consolidated financial statements contained in this report.

(3)	At September 30, 2013, we had $1.3 million in earnout and contingent liabilities that are expected to be paid out in the first quarter of 2014.

(4)
Liabilities related to Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, have not been included in the table above because we are uncertain as to if or when such amounts may be settled.

(5)	There were no material purchase commitments at September 30, 2013.

Off-Balance Sheet Arrangements
We use various structures for the financing of operating equipment, including borrowings and operating leases. All debt is presented in the balance sheet. Our future commitments were $477.5 million at September 30, 2013. We have no other off-balance sheet financing arrangements or commitments. See Note 7 to the consolidated financial statements contained in this report regarding commitments and contingencies.

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
Interest Rate Risk
The fair value of our cash and short-term investment portfolio at September 30, 2013 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at September 30, 2013 was variable rate debt. We partially mitigate interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt.
At September 30, 2013, the estimated fair value of our long-term debt was approximately $385.8 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at September 30, 2013 would result in a $3.8 million increase in interest expense.
Foreign Exchange Risk
We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At September 30, 2013, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $7.2 million impact to our equity through accumulated other comprehensive income.
In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At September 30, 2013, there were no material foreign currency hedge instruments outstanding. See Note 10 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.
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

Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2013. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
The scope of management’s evaluation did not include our recent acquisition of Brinderson.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in certain actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such actions will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors
Other than described below, there have been no material changes to the risk factors described in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012.
We are subject to a number of restrictive debt covenants under our line of credit facility.
In July 2013, the Company entered into a new $650.0 million senior secured credit facility (the “New Credit Facility”) with a syndicate of banks. Bank of America, N.A. served as the administrative agent. Merrill Lynch Pierce Fenner & Smith Incorporated, JPMorgan Securities LLC and U.S. Bank National Association acted as joint lead arrangers and joint book managers in the syndication of the new credit facility. The New Credit Facility replaced our $500.0 million credit facility entered into on August 31, 2011 (the "Old Credit Facility"). The New Credit Facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility, each with a maturity date of July 1, 2018. At September 30, 2013, $345.6 million of the term loan was outstanding and $35.5 million on the line of credit was outstanding. Our New Credit Facility contains certain restrictive covenants, which restrict our ability to, among other things, incur additional indebtedness, incur certain liens on our assets or sell assets, make investments and make other restricted payments. Our credit facility also requires us to maintain specified financial ratios under certain conditions and satisfy financial condition tests. Our ability to meet those financial ratios and tests and otherwise comply with our financial covenants may be affected by the factors described in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012 and other factors outside our control, and we may not be able to continue to meet those ratios, tests and covenants. Our ability to generate sufficient cash from operations to meet our debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. A breach of any of these covenants, ratios, tests or restrictions, as applicable, or any inability to pay interest on, or principal of, our outstanding debt as it becomes due could result in an event of default. Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable.
At September 30, 2013 and December 31, 2012, we were in compliance with all of our debt covenants as required under the New Credit Facility and Old Credit Facility, respectively. If we are unable to comply with the restrictive covenants in the future, we would be required to obtain amendments or waivers from our lenders or secure another source of financing. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis. In addition, these restrictive covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities.
Our operations could be adversely impacted by the recent enactment of legislation in California related to labor that may be used for certain of our operations.
In response to recent high profile refinery accidents, the State of California enacted Senate Bill 54 that introduces new requirements for contracts entered into on or after January 1, 2014 by outside contractors performing construction, demolition, installation or maintenance services at certain covered facilities, primarily refineries. Among these requirements, and subject to certain exceptions, the new statute may require outside contractors, including certain of our subsidiaries with operations in California, to pay workers at the applicable prevailing wage rate and to utilize workers that are graduates of certified apprenticeship programs or otherwise meet the statute’s requirements. Compliance with the new statute may increase the cost of labor for our operations in California and may increase the complexity of the regulatory environment in which we operate and the related cost of compliance, which could have an adverse impact on our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2013 (1) (4)	125,165	$22.76	124,163	$2,169,389
February 2013 (1) (4)	66,073	23.19	18,100	1,759,575
March 2013 (1)	8,800	22.87	8,800	1,558,081
April 2013 (2) (4)	71,713	22.03	70,869	—
May 2013 (2) (4)	267,559	22.77	266,800	4,310,286
June 2013 (2)	157,000	22.71	157,000	357,555
July 2013 (2) (4)	16,081	23.27	15,367	—
August 2013	—	—	—	—
September 2013 (3)	121,161	23.27	121,161	7,180,115
Total	833,552	$22.81	782,260	$7,180,115
_________________________________

(1)
In December 2012, our board of directors authorized the repurchase of up to $5.0 million of our common stock to be made during 2013. This amount constituted the then maximum open market repurchases currently authorized in any calendar year under the terms of the Credit Facility. Once repurchased, we immediately retired the shares.

(2)
In May 2013, our board of directors authorized the repurchase of up to $10.0 million of our common stock to be made during the balance of the 2013 calendar year. We simultaneously executed an amendment to the Old Credit Facility to allow for the repurchase. Once repurchased, we immediately retired the shares.

(3)
In September 2013, our board of directors authorized the repurchase of up to an additional $10.0 million of our common stock to be made during the balance of the 2013 calendar year. This amount represented half of the potential maximum open market repurchases authorized in any calendar year under the terms of the New Credit Facility given the covenants currently applicable to the Company. Once repurchased, we immediately retire the shares.

(4)
In connection with approval of our Old Credit Facility and New Credit Facility, our board of directors approved the purchase of up to $5.0 million and $10.0 million, respectively, of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The total number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees and directors, totaling 51,292 shares for the nine months ended September 30, 2013. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock vested or the stock option was exercised. Once repurchased, we immediately retired the shares.

Item 6. Exhibits
The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: October 31, 2013	/s/ David A. Martin
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

10.2
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