Form 10-K
period 2013-12-31
Aegion Corp
filed 2014-02-28
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2013: $870,789,221.
There were 37,971,866 shares of Class A common stock, $.01 par value per share, outstanding at February 20, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
As provided herein, portions of the documents below are incorporated by reference:
Document    Part — Form 10-K
Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders    Part III

Note About Forward-Looking Information
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. We make forward-looking statements in this Annual Report on Form 10-K that represent our beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to us and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of this Annual Report on Form 10-K for the year ended December 31, 2013. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by us from time to time in our periodic filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by us in this Annual Report on Form 10-K are qualified by these cautionary statements.

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

Overview
We are a global leader in infrastructure protection and maintenance, providing proprietary technologies and services to: (i) protect against the corrosion of industrial pipelines; (ii) rehabilitate and strengthen water, wastewater, energy and mining piping systems and buildings, bridges, tunnels and waterfront structures; and (iii) utilize integrated professional services in engineering, procurement, construction, maintenance, and turnaround services for a broad range of energy related industries. Our business activities include manufacturing, distribution, maintenance, construction, installation, coating and insulation, cathodic protection, research and development and licensing. Our acquisition of Brinderson, L.P. and related entities (“Brinderson”) on July 1, 2013 opens new markets for us through the maintenance, engineering and construction services for downstream and upstream facilities in the North American oil and gas market. Our products and services are currently utilized and performed in more than 80 countries across six continents. We believe that the depth and breadth of our products and services make us a leading “one-stop” provider for the world’s infrastructure rehabilitation and protection needs.
Our Company is primarily built on the premise that it is possible to use technology to extend the structural design life and maintain, if not improve, the performance of infrastructure, mostly pipe. We are proving that this expertise can be applied in a variety of markets to protect pipelines in oil, gas, mining, wastewater, water applications and extending this to the rehabilitation and maintenance of commercial structures. Many types of infrastructure must be protected from the corrosive and abrasive materials that pass through or near them. Our expertise in non-disruptive corrosion engineering and abrasion protection is now wide-ranging, opening new markets for growth. We have a long history of product development and intellectual property management. We manufacture most of the engineered solutions we create as well as the specialized equipment required to install them. Finally, decades of experience give us an advantage in understanding municipal, energy, mining, industrial and commercial customers. Strong customer relationships and brand recognition allow us to support the expansion of existing and innovative technologies into new high growth end markets.
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
In order to strengthen our ability to service the emerging demands of the infrastructure protection market and to better position our Company for sustainable growth, we embarked on a diversification strategy in 2009 to expand our product and service portfolio and our geographical reach. Through a series of strategic initiatives and key acquisitions, we now possess a broad portfolio of cost-effective solutions for rehabilitating and maintaining aging or deteriorating infrastructure and protecting new infrastructure from corrosion worldwide.
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

•
capitalizing on energy and mining opportunities afforded by “nested” customer relationships — fostering growth across our subsidiaries, increasing cross selling opportunities and generating a greater stream of recurring revenues, thereby reducing project volatility;

•
optimizing our water and wastewater rehabilitation operations by: (i) improving project execution, cost management practices, including the reduction of redundant fixed costs, and product mix; (ii) identifying opportunities to streamline key management functions and processes to improve our profitability; and (iii) strongly emphasizing higher return manufacturing operations;

•
growing market opportunities in the commercial and structural infrastructure sector through: (i) continued customer acceptance of current products and technologies; (ii) expansion of our product and service offerings with respect to protection, rehabilitation and restoration of a broader group of infrastructure assets; and (iii) leveraging our premier brand and experience of successfully innovating and delivering technologies and services through selective acquisitions of companies and technologies and through strategic alliances; and

•	expanding all of our businesses in key emerging markets such as Asia and the Middle East.
Today our diverse portfolio of full service solutions includes:
Cathodic Protection and Coating Services for Corrosion Control and Infrastructure Rehabilitation: Through our subsidiary, Corrpro Companies, Inc. (“Corrpro”) and its affiliated companies, we offer corrosion protection solutions, most notably through cathodic protection, a time tested pipeline corrosion mitigation technology that is mandated by regulatory rules in many types of pipeline systems, through which we provide engineering and inspection services by National Association of Corrosion Engineers International (NACE) trained and certified inspectors (one of the largest independent consulting corrosion engineering organizations in the world), project management, training, research, testing and design, consultation and installation services to the following markets: pipeline, refinery, above and underground storage tanks, water/wastewater structures, concrete infrastructure and offshore and marine structures. Corrpro also offers a full line of superior quality corrosion control and cathodic protection materials, which are ANSI/NSF 61 classified for drinking water system components. Through our acquisition of Hockway Middle East FZE in 2011, we have expanded our cathodic protection capabilities in the Middle East. Hockway offers a complete cathodic protection package from initial investigative survey through engineering design, manufacture of equipment, site installation and commissioning of systems with subsequent planned operational inspection and maintenance.
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
Construction and Maintenance of Upstream and Downstream Facilities: Through our Brinderson subsidiary, we are a leading integrated service provider of maintenance, construction, engineering and turnaround activities for the upstream and downstream oil and gas markets. Primarily focused on serving large oil and gas customers in California, Brinderson’s competitive advantages include its industry-leading safety record, a strong reputation for reliability and quality and comprehensive solutions needed for major refinery maintenance, repairs and retrofits. These core competencies position Brinderson to meet the growing demand for non-discretionary operating and maintenance expenditures.
HDPE Pipe Lining for Corrosion Control, Abrasion Protection and Pipeline Rehabilitation: Through our subsidiary United Pipeline Systems, Inc. (“United Pipeline Systems”), we provide polyethylene pipe lining solutions to the oil and gas, mining and chemical industrial pipeline markets. United Pipeline Systems proprietary high-density polyethylene (HDPE) Tite Liner® installation system provides chemical, corrosion and erosion resistance for numerous pipeline applications. Our HDPE system can rehabilitate pipelines for a fraction of the cost and time associated with industrial pipeline replacement and has application in the rehabilitation of pressure pipes in the municipal marketplace. We offer our HDPE lining protection products and services worldwide, with a strategic focus of expanding our presence in key end markets with sustainable capital spend on oil, gas and mining activities.
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
Fiber Reinforced Polymer Systems for Rehabilitation and Strengthening: Through our subsidiaries, Fyfe Co. LLC and Fibrwrap Construction Services, Inc. and other affiliated companies, we offer the manufacture and installation of fiber reinforced polymer (FRP) systems for strengthening, repair and restoration of masonry, concrete, steel and wooden infrastructures applicable worldwide. Our infrastructure markets include large diameter pipelines, buildings, transportation assets, industrial developments, and waterfront structures, of which the pipeline market currently makes up the largest share. One of the key features of the Fibrwrap® technology is its capability to withstand seismic and force loads, providing a unique advantage over conventional rehabilitation methods. Fibrwrap® systems consist of the proprietary (or patented) and specialized Tyfo® carbon, glass, aramid and hybrid lightweight and low profile woven fabrics combined with the proprietary Tyfo® resin and epoxy polymers which, in unique combination, create the tested, proven and certified Fibrwrap® advanced composite systems. Fibrwrap® systems are specifically engineered, manufactured and installed to solve a host of structural deficiencies or demands in existing structures. We offer personalized technical support to our customers through a highly trained structural engineering team that assists in all phases of a potential project, from the initial design to implementation and installation. While the majority of our Fibrwrap business is in North America, where we believe there is a fast growing addressable market, there is a strong and growing acceptance of our products and services internationally, specifically in the Asia-Pacific region.
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
Strategic Initiatives and Key Acquisitions to Support our Diversification Strategy
We operate in three distinct markets: energy and mining; water and wastewater; and commercial and structural services. Management organizes itself around differences in products and services, as well as by geographic areas. Within the water and wastewater market, we operate in two distinct geographies: North America and internationally outside of North America. As such, we organized into four reportable segments: Energy and Mining; North American Water and Wastewater; International Water and Wastewater; and Commercial and Structural. Each segment is regularly reviewed and evaluated separately.
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

Energy and Mining Segment
On July 1, 2013, we acquired Brinderson, a leading integrated service provider of maintenance, construction, engineering and turnaround activities for the upstream and downstream oil and gas markets. Primarily focused on serving large oil and gas customers in California, Brinderson’s competitive advantages include its industry-leading safety record, a strong reputation for reliability and quality and comprehensive solutions needed for upstream oil field and downstream major refinery maintenance, repairs and retrofits. These core competencies position Brinderson to meet the growing demand for non-discretionary operating and maintenance expenditures. The transaction purchase price was $150.0 million, which resulted in a cash purchase price at closing of $147.6 million after preliminary working capital adjustments and an adjustment to account for cash held in the business at closing. The cash purchase price was funded by the Company’s new $650.0 million senior secured credit facility as discussed in Note 5 to the consolidated financial statements contained in this report.
During the second quarter of 2013, our Board of Directors approved a plan of liquidation for our Bayou Welding Works (“BWW”) business in an effort to improve our overall financial performance and align the operations with our long-term strategic initiatives. BWW provided specialty welding and fabrication services from its facility in New Iberia, Louisiana. Financial results for BWW were part of our Energy and Mining segment for financial reporting purposes. BWW ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. As a result of the closure of BWW, we recognized a pre-tax, non-cash charge of approximately $3.9 million ($2.4 million after-tax, or $0.06 per diluted share) to reflect the impairment of goodwill and intangible assets. We also recognized additional non-cash impairment charges for equipment and other assets of approximately $1.1 million on a pre-tax basis ($0.7 million on an after-tax basis, or $0.02 per diluted share). We expect the cash liquidation value to approximate net asset value. Net asset value is determined using recorded amounts for assets and liabilities, which are based on Level 3 inputs as defined in Note 10 to the consolidated financial statements contained in this report. We also incurred cash charges to exit the business of approximately $0.1 million on a pre-tax and post-tax basis, which included property, equipment and vehicle lease termination and buyout costs, employee termination benefits and retention incentives, among other ancillary shut-down expenses. Final liquidation of BWW’s assets is expected to occur by year-end 2014.
In March 2012, we organized United Special Technical Services LLC (“USTS”), a joint venture located in the Sultanate of Oman between our United Pipeline Systems division and Special Technical Services LLC, an Omani company (“STS”), for the purpose of executing pipeline, piping and flow line high-density polyethylene lining services throughout the Middle East and Northern Africa. We hold a fifty-one percent (51%) equity interest in USTS and STS holds the remaining forty-nine percent (49%) equity interest. USTS initiated operations in the second quarter of 2012.
In October 2011, we organized UPS-Aptec Limited, a joint venture in the United Kingdom between United Pipeline Systems International, Inc., a subsidiary of our Company (“UPS-International”), and Allied Pipeline Technologies, SA, a Chilean company (“APTec”). UPS-International owns fifty-one percent (51%) of the joint venture and APTec owns the remaining forty-nine percent (49%). On October 21, 2011, the joint venture was awarded a $67.3 million contract for the installation of high-density polyethylene liners in approximately 135 miles of slurry pipelines located in Morocco. The project began in the fourth quarter of 2011 and was substantially completed in the second half of 2013.
In August 2011, we purchased the assets of Hockway Limited, a company organized under the laws of England, and the capital stock of Hockway Middle East FZE (formerly known as Hockway Middle East FZC), a company organized under the laws of the United Arab Emirates (collectively, “Hockway”). Hockway was established in the United Kingdom in 1975 to service the cathodic protection requirements of British engineers working in the Middle East. In 2009, Hockway established operations in Dubai, United Arab Emirates. Hockway provides both onshore and offshore cathodic protection services in addition to manufacturing a wide array of cathodic protection products. The purchase price was $4.6 million in cash at closing with Hockway shareholders able to earn up to an additional $1.5 million upon the achievement of certain performance targets over the three-year period ending December 31, 2013. These performance targets were not achieved and no earnout was due to sellers. The original purchase price was funded out of the Company’s cash balances.
In June 2011, we acquired all of the outstanding stock of CRTS, Inc. (“CRTS”). The purchase price at closing included a provision whereby CRTS shareholders would be able to earn up to an additional $15.0 million upon the achievement of certain performance targets over the three-year period ended December 31, 2013 (the “CRTS earnout”). During 2013, we paid $2.1 million to the sellers relating to a portion of the performance target being met for 2012. During 2013 and 2012, we also reversed $3.9 million and $8.2 million, respectively, related to the CRTS earnout, due to operating results being below the target amounts in the purchase agreement. As of December 31, 2013, the Company calculated the remaining fair value of the contingent consideration arrangement to be $0.7 million, which is based on Level 3 inputs as defined in Note 10 to the consolidated financial statements contained in this report.
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
On February 20, 2014, we received formal notice from our equity partner in Bayou Coating, L.L.C. (“Bayou Coating”), Stupp Brothers Inc. (“Stupp”), that Stupp was exercising its option to acquire our equity interests in Bayou Coating at forty-nine percent (49%) of the book value of Bayou Coating, as of December 31, 2013, with such book value to be determined on the basis of Bayou Coating’s federal information tax return for 2013. We currently expect this transaction to close on March 31, 2014. We had previously received an indication from Stupp of its intent to exercise such option and, in the second quarter of 2013 in connection with such indication, recognized a non-cash charge of $2.7 million ($1.8 million post-tax) related to the goodwill allocated to the joint venture as part of the purchase price accounting associated with our 2009 acquisition of The Bayou Companies, LLC (“Bayou”). The non-cash charge represents our current estimate of the difference between the carrying value of the investment on our balance sheet and the amount we will receive in connection with the exercise. We do not expect any additional material impacts to our consolidated balance sheet related to the consummation of Stupp’s exercise of this option.
International Water and Wastewater Segment
In June 2013, we sold our fifty percent (50%) interest in Insituform Rohrsanierungstechniken GmbH (“Insituform-Germany”) to Per Aarsleff A/S, a Danish company (“Aarsleff”). Insituform-Germany, a company that was jointly owned by Aegion and Aarsleff, is active in the business of no-dig pipe rehabilitation in Germany, Slovakia and Hungary. The sale price was €14 million, approximately $18.3 million. The sale resulted in a gain on the sale of approximately $11.3 million (net of $0.5 million of transaction expenses) recorded in other income (expense) on the consolidated statement of operations. In connection with the sale, Insituform-Germany also entered into a tube supply agreement with the Company whereby Insituform-Germany will purchase on an annual basis at least GBP 2.3 million, approximately $3.6 million, of felt cured-in-place pipe (“CIPP”) liners during the two-year period from June 26, 2013 to June 30, 2015.
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
Commercial and Structural Segment
In April, 2012, we purchased Fyfe Group’s Asian operations (“Fyfe Asia”), which included all of the equity interests of Fyfe Asia Pte. Ltd, a Singaporean entity (and its interest in two joint ventures located in Borneo and Indonesia), Fyfe (Hong Kong) Limited, Fibrwrap Construction (M) Sdn Bhd, a Malaysian entity, Fyfe Japan Co. Ltd, a Japanese entity, and Fibrwrap Construction Pte. Ltd and Technologies & Art Pte. Ltd., Singaporean entities. Customers in India and China are served through a product supply and license arrangement. Fyfe Asia provides Fibrwrap® installation services throughout Asia, as well as provides product and engineering support to installers and applicators of fiber reinforced polymer systems in Asia. The cash purchase price at closing was $40.7 million. The purchase price was funded out of our cash balances and by borrowing $18.0 million against our line of credit.
In January 2012, we purchased Fyfe Group’s Latin American operations (“Fyfe LA”), which included all of the equity interests of Fyfe Latin America S.A., a Panamanian entity (and its interest in various joint ventures located in Peru, Costa Rica, Chile and Colombia), Fyfe - Latin America S.A. de C.V., an El Salvadorian entity, and Fibrwrap Construction Latin America S.A., a Panamanian entity. Fyfe LA provides Fibrwrap® installation services throughout Latin America, as well as product and engineering support to installers and applicators of fiber reinforced polymer systems in Latin America. The cash purchase price at closing was $2.3 million and was funded out of our cash balances. During the first quarter of 2012, we paid the sellers an additional $1.1 million based on a preliminary working capital adjustment. An annual payout can be earned based on the achievement of certain performance targets in each year over the three-year period ending December 31, 2014. No annual payout has been earned to date as the performance targets have not been met. As of December 31, 2013, we calculated the fair value of the contingent consideration arrangement to be zero, which is based on Level 3 inputs as defined in Note 10 to the consolidated financial statements contained in this report.
In August 2011, we purchased the North American business of Fyfe Group, LLC (“Fyfe NA”) for a purchase price at closing of $115.8 million, subject to working capital adjustments calculated from an agreed upon target, which was funded by borrowings from our credit facility. Fyfe NA, based in San Diego, California, is a pioneer and industry leader in the development, manufacture and installation of FRP systems for the structural repair, strengthening and restoration of pipelines (water, wastewater, oil and gas), buildings (commercial, federal, municipal, residential and parking structures), bridges and tunnels and waterfront structures. Fyfe NA has a comprehensive portfolio of patented and other proprietary technologies and products, including its Tyfo® Fibrwrap® System, the first carbon fiber solution on the market that complies with 2009 International Building Code requirements. Fyfe NA’s product and service offering also includes pipeline rehabilitation, concrete repair, epoxy injection, corrosion mitigation and specialty coatings services.
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
Our CoatCheck™ product includes instruments for measuring pipe joint and surface treatment quality parameters.
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

Our FibrPipeWrap™ product and process relates to the construction and civil engineering material in the nature of hybrid fiber/epoxy composites used for retrofitting or repairing structures.
Our FastWrap™ product and process relates to carbon fiber and epoxy composite material in sheet form for strengthening and reinforcement of load-bearing components of buildings and transportation infrastructure.
See “Patents” below for more information concerning these technologies.
Operations
We operate in three distinct markets: energy and mining; water and wastewater; and commercial and structural services. Management organizes around differences in products and services, as well as by geographic areas. Within the water and wastewater market, we operate in two distinct geographies: North America and internationally outside of North America. As such, we are organized into four reportable segments: Energy and Mining; North American Water and Wastewater; International Water and Wastewater; and Commercial and Structural. Each segment is regularly reviewed and evaluated separately.
During the third quarter of 2013, we acquired Brinderson. Brinderson is a leading integrated service provider of maintenance, construction, engineering and turnaround activities for the upstream and downstream oil and gas markets. For reportable segment purposes, management reports Brinderson in our Energy and Mining segment.
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
Energy and Mining Operations
Our energy and mining operations perform maintenance rehabilitation and corrosion protection services for oil and gas, industrial, and mineral piping systems and structures. We also offer products for gas release and leak detection systems. Our worldwide energy and mining operations are headquartered in Chesterfield, Missouri. These operations are conducted through our various subsidiaries (Corrpro based in Houston, Texas, United Pipeline Systems based in Durango, Colorado, Bayou based in New Iberia, Louisiana, CRTS based in Tulsa, Oklahoma, Hockway based in the United Arab Emirates and Brinderson based in Costa Mesa, California). Certain of our energy and mining operations outside of the United States are conducted through our wholly-owned subsidiaries in the United Kingdom, Portugal, Chile, Canada, Argentina, Brazil and the United Arab Emirates and through our joint ventures in Canada, Mexico, Oman, Singapore, Saudi Arabia and Morocco.
Our Corrpro business performs fully-integrated corrosion prevention services including: (i) engineering; (ii) product and material sales; (iii) construction and installation; (iv) inspection, monitoring and maintenance; and (v) coatings. United Pipeline Systems performs pipeline rehabilitation services using our proprietary Tite Liner® process. Our Bayou business performs internal and external pipeline coating, lining, weighting and insulation services, as well as specialty fabrication services for offshore deep-water installations, including project management and logistics. Our CRTS business specializes in the application of internal and external corrosion coatings services and equipment for new pipeline construction projects. Our Hockway business performs cathodic protection, engineering and design, manufacturing, maintenance and installation services to the oil and gas markets. Brinderson provides maintenance, construction, engineering and turnaround activities for the upstream and downstream oil and gas markets.
Our Brinderson business performs engineering, procurement, construction, maintenance and turnaround services primarily to the upstream and downstream oil and gas markets.
Water and Wastewater Rehabilitation Operations
Our sewer rehabilitation activities are conducted principally through installation and other construction operations performed directly by our subsidiaries. In certain geographic regions, we have granted licenses to unaffiliated companies. As described under “Ownership Interests in Operating Licensees and Joint Ventures” below, we also have entered into contractual joint ventures from time to time to capitalize on our trenchless rehabilitation processes. Under these contractual joint venture relationships, work is bid by the joint venture entity and subcontracted to the joint venture partners or to third parties. The joint venture partners are primarily responsible for their subcontracted work, but both joint venture partners are liable to the customer for all of the work. Revenues and associated costs are recorded using percentage-of-completion accounting for our subcontracted portion of the total contract only. Our principal sewer rehabilitation activities are conducted in North America through our wholly-owned subsidiaries. Our North American Water and Wastewater operations, including research and development, engineering, training and financial support systems, are headquartered in Chesterfield, Missouri. Tube manufacturing and processing facilities for North America are maintained in eight locations, geographically dispersed throughout the United States and Canada.

We also conduct Insituform® CIPP process rehabilitation operations worldwide through our wholly-owned subsidiaries. The results from these operations are included in our International Water and Wastewater operating segment. We utilize multifunctional robotic devices developed by our French subsidiary in connection with the inspection and repair of pipelines. We also maintain a manufacturing facility in Wellingborough, United Kingdom to support our International operations and through which we sell liners to third parties.
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
Through our subsidiary, United Pipeline Systems Limited, we hold a fifty-one percent (51%) equity interest in Bayou Perma-Pipe Canada, Ltd. (“BPPC”), our Canadian coating joint venture. The remaining interest is held by Perma-Pipe Canada, Inc., a subsidiary of MFRI, Inc., an unaffiliated U.S. company. This joint venture serves as our pipe coating and insulation operation in Canada.
Through our Bayou subsidiary, we currently hold a forty-nine percent (49%) equity interest in Bayou Coating. The remaining interest is held by Stupp Brothers, Inc. (“Stupp”), a U.S. company. Bayou Coating provides pipe coating services from its facility in Baton Rouge, Louisiana, and is adjacent to and services the Stupp pipe mill in Baton Rouge. On February 20, 2014, we received formal notice from Stupp that it is exercising its option to acquire our equity interests in Bayou Coating at forty-nine percent (49%) of the book value of Bayou Coating, as of December 31, 2013, with such book value to be determined on the basis of Bayou Coating’s federal information tax return for 2013. We currently expect this transaction to close on March 31, 2014. We had previously received an indication from Stupp of its intent to exercise such option and, in the second quarter of 2013 in connection with such indication, we recognized a non-cash charge of $2.7 million ($1.8 million post-tax) related to the goodwill allocated to the joint venture as part of the purchase price accounting associated with our 2009 acquisition of The Bayou Companies, LLC.

The non-cash charge represents our current estimate of the difference between the carrying value of the investment on our balance sheet and the amount we will receive in connection with the exercise. We do not expect any additional material impacts to our consolidated balance sheet related to the consummation of Stupp’s exercise of this option.
Through Bayou, we hold a fifty-nine percent (59%) equity interest in Delta Double Jointing, LLC (“Bayou Delta”) through which we offer pipe jointing and other services for the steel-coated pipe industry. The remaining forty-one percent (41%) is currently held by Bayou Coating. As stated above, we currently hold through Bayou a forty-nine percent (49%) equity interest in Bayou Coating, but Stupp has exercised its option to acquire such forty-nine percent (49%) equity interest. We currently hold an option to acquire the forty-one percent (41%) interest in Bayou Delta and, on February 20, 2014, provided notice to Stupp regarding our intent to exercise such option. We currently anticipate closing on the acquisition of such forty-one percent (41%) interest in Bayou Delta on March 31, 2014.
Through our subsidiary, Energy & Mining Holding Company, LLC, we hold a fifty-one percent (51%) equity interest in Bayou Wasco through which we will provide insulation services primarily for projects located in the United States, Central America, the Gulf of Mexico and the Caribbean. The other forty-nine percent (49%) equity interest is held by Wasco Energy, a leading insulation coatings provider based in Malaysia.
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
Prior to June 2013, we held one-half of the equity interests in Insituform Rohrsanierungstechniken GmbH (“Insituform-Germany”), through our subsidiary, Insituform Technologies Limited (UK). Insituform-Germany provides sewer rehabilitation services in Germany and, through its subsidiaries, in Slovakia and Hungary. We licensed certain trademarks to Insituform-Germany for use in Germany, Hungary and Slovakia. The remaining interest in Insituform-Germany was held by Per Aarsleff A/S, an unaffiliated Danish contractor. In June 2013, we sold our fifty percent (50%) interest in Insituform-Germany. Insituform-Germany. The sale price was €14 million, approximately $18.3 million. The sale resulted in a gain on the sale of approximately $11.3 million (net of $0.5 million of transaction expenses) recorded in other income (expense) on the consolidated statement of operations. In connection with the sale, Insituform-Germany also entered into a tube supply agreement with the Company whereby Insituform-Germany will purchase on an annual basis at least GBP 2.3 million, approximately $3.6 million, of felt cured-in-place pipe (“CIPP”) liners during the two-year period from June 26, 2013 to June 30, 2015.
Through our Fyfe acquisition in Latin America in 2012, we hold controlling interests in joint ventures in Chile, Costa Rica and Peru. Through our subsidiary, Fibrwrap Construction Latin America S.A., we hold (i) a fifty-five percent (55%) equity interest in Fibrwrap Construction Chile S.A. with the other forty-five percent (45%) equity interest held by TecnoAV S.A.; (ii) a fifty-one percent (51%) equity interest in Grupo Meltzer Fibrwrap Costa Rica S.A. in Costa Rica with the other forty-nine percent (49%) equity interest held by Constructora Meltzer S.A.; and (iii) a fifty-one percent (51%) equity interest in Fibrwrap Construction Peru S.A.C. with the other forty-nine percent (49%) equity interest held by Top Consult Ingenieria. These joint ventures provide structural retrofitting services throughout their respective territories.
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
Product Development
By using our own laboratories and testing facilities, as well as outside consulting organizations and academic institutions, we continue to develop improvements to our proprietary processes, including the materials used and the methods of manufacturing and installing liners and for protecting and rehabilitating pipelines, buildings, bridges, tunnels and other infrastructure. During the years ended December 31, 2013, 2012 and 2011, we spent $2.6 million, $1.8 million and $2.2 million, respectively, on research and development related activities, including engineering.
Customers and Marketing
We offer our products and services to highly diverse markets worldwide. We service municipal, state and federal governments, as well as corporate customers, in numerous industries including energy, oil and gas, mining, general and industrial construction, infrastructure (buildings, bridges, tunnels, railways, etc.), water and wastewater, pipelines, transportation, maritime and defense. Our products and services are currently utilized and performed in more than 80 countries across six continents.
We offer our energy and mining platform solutions worldwide to energy and mining and other customers to protect new and existing pipelines and other structures. The marketing of sewer pipeline rehabilitation technologies is focused primarily on the municipal wastewater markets worldwide. We offer our water rehabilitation products to municipal and corporate customers. We offer our commercial and structural products worldwide to certain certified third party installers and applicators and market our installation services to municipal, state, federal and corporate customers worldwide. No customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2013, 2012 or 2011.
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

The following table sets forth our consolidated backlog by segment (in millions):

	December 31, 2013	December 31, 2012	December 31, 2011
Energy and Mining (1) (2)	$429.1	$240.8	$253.8
North American Water and Wastewater	241.9	185.0	130.0
International Water and Wastewater	38.2	56.6	58.2
Commercial and Structural	49.8	50.8	19.6
Total backlog	$759.0	$533.2	$461.6
_________________________________

(1)	All periods presented exclude Bayou Welding Works (“BWW”) backlog, as this business was discontinued in the second quarter of 2013.

(2)
December 31, 2013 includes $268.3 million in backlog from Brinderson and represents expected revenues to be realized under long-term Master Service Agreements (“MSAs”) and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues.

Although backlog represents only those contracts and MSAs that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.
Within our Energy and Mining and Commercial and Structural segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of December 31, 2013, 2.8% and 0.9% of our Energy and Mining hard backlog and Commercial and Structural backlog, respectively, related to these variable interest entities. With the exception of Brinderson, a substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world. Brinderson, on the other hand, generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.
Within our Water and Wastewater segments, all of our projects are performed through our wholly-owned subsidiaries and a substantial majority of those projects are fixed price contracts with individual municipalities across the world.
Manufacturing and Suppliers
The product and service revenues for our United Pipeline Systems business are derived primarily from the manufacturing and installation of polyethylene liners inside pipelines. The raw material used for these liners is extruded HDPE pipe. It has been our practice to purchase this material from a selective group of suppliers; however, we believe that it is readily available from many other sources. We manufacture most of the proprietary equipment and many of the consumable items used in Tite Liner® system installations in our own facilities in Canada, the United States and Chile.
Product and service revenues for our Bayou businesses are derived principally from internal and external pipeline coating, lining, weighting and insulation. Bayou facilities are located in New Iberia, Louisiana; Conroe, Texas; Bakersfield, California; and Camrose, Alberta, Canada. The primary raw materials used in the coating process include FBE, paint, concrete, iron ore, sand and gravel. Although our historical practice has been to purchase materials from a limited number of suppliers, we believe that the raw materials used in the coating process are typically available from multiple sources.
Product and material revenues for our Corrpro business are derived principally from the sale of products that are purchased from select outside vendors or from assembling components that are sourced from suppliers. We conduct light assembly for a number of our Corrpro products in our production facilities in Sand Springs, Oklahoma, Edmonton, Alberta, Canada, Great Britain, Dubai and Saudi Arabia. In addition, we manufacture our own line of rectifiers and other power supplies in Canada, the United Kingdom and Saudi Arabia. The primary products and raw materials used by our Corrpro businesses include zinc, aluminum, magnesium and other metallic anodes, as well as wire and cable. We maintain relationships with our vendors for these products and are not dependent on any single vendor to meet our supply needs.
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
The principal raw materials used by Fyfe Co. in the manufacture of FRP composite materials are carbon, glass, resins, fabric, and epoxy raw materials. Fabric and epoxies are the largest materials purchased, which are currently purchased through a select group of suppliers, although these and the other materials are available from a number of vendors. The weaving of FRP fiber components into woven fabric is done at our facility in La Conner, Washington. Fyfe Co. manufactures the unique epoxies from basic chemicals at our San Diego, California facility. Epoxy resin repackaging is then done at our San Diego, California facility and the specialized blending is usually done on each job site. Fyfe Co. also sells finished materials throughout the United States and worldwide to our affiliates and certain certified third party installers and applicators.
Our pricing of raw materials is subject to fluctuations in the underlying commodity prices. See “Commodity Risk” in Item 7A of this report for detail on our management of the risks associated with such price fluctuations.
Patents and Proprietary Technologies
For our energy and mining operations, we hold seven issued patents and two pending patents in the United States and seven issued patents in foreign jurisdictions that relate to our cathodic protection business operated through our Corrpro and Hockway subsidiaries and interior surface coating inspection business operated through our CRTS subsidiary. We have one issued patent in the United States, and 16 pending patents in foreign jurisdictions that relate to the Tite Liner® process, although we believe that the success of our Tite Liner® process business depends primarily upon our proprietary know-how and our installation, marketing and sales skills. The success of our pipeline coatings process operating through our Bayou subsidiaries depends primarily on our know-how and manufacturing expertise as well as our marketing and sales skills.
As of December 31, 2013, we held 28 United States patents relating to the Insituform® CIPP process, the last of which will expire in 2031. As of December 31, 2013, we had three pending United States non-provisional patent applications relating to the Insituform® CIPP process.
We have obtained and are pursuing patent protection in our principal foreign markets covering various aspects of the Insituform® CIPP process. As of December 31, 2013, there were 187 issued foreign patents and utility models relating to the Insituform® CIPP processes, and 45 applications pending in foreign jurisdictions. Of these applications, two are pending before the European Patent Office (designating all 38 member states). The specifications and/or rights granted in relation to each patent will vary from jurisdiction to jurisdiction. In addition, as a result of differences in the nature of the work performed and in the climate of the countries in which the work is carried out, we do not necessarily seek patent protection for all of our inventions in every jurisdiction in which we do business. We have elected to maintain certain internally developed technologies, know-how and inventions as trade secrets. We have entered into confidentiality agreements with employees, consultants and third parties to whom we disclose confidential information. Although there can be no assurance that these measures will suffice to prevent unauthorized disclosure or use or that third parties will not develop similar technologies, we believe it would take substantial time and resources to independently develop such technologies.
For our commercial and structural operations, we hold 20 issued patents and six pending patents in the United States and nine issued and 42 pending patents in foreign jurisdictions that relate to our FRP strengthening business operated through our Fyfe and Fibrwrap subsidiaries. Of these applications, three are Patent Cooperation Treaty applications that cover multiple jurisdictions in Europe and throughout the world.
There can be no assurance that the validity of our patents will not be successfully challenged. Our business could be adversely affected by increased competition upon expiration of the patents or if one or more of our patents were adjudicated to be invalid or inadequate in scope to protect our operations. We believe in either case that our long experience with the proprietary processes, the strength of our trademarks and our degree of market penetration should enable us to continue to compete effectively in the pipeline rehabilitation, energy and mining and infrastructure protection markets.
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
In our Energy and Mining segment, Corrpro operates in the highly-competitive field of cathodic protection for corrosion control. While this market is highly competitive, because there are relatively few barriers to entry, Corrpro is the recognized market leader in North America in this field. Competitors include a limited number of large firms, which provide services nationally, and in some instances, globally, although more prevalent are a number of small- and medium-sized firms with a more limited portfolio of products and services, which are only provided on a regional or local level. Corrpro’s competitive advantage is its broad depth of high-quality cathodic protection offerings, including its cost effective engineering, pipeline integrity construction and coating services, which are provided to customers worldwide. With our 2011 acquisition of Hockway and the creation of our new joint ventures, WCU and Corrpower, we are expanding our position as a leader in cathodic protection.
The process of utilizing HDPE liners is one of the more prevalent methods to protect pipelines servicing the energy and mining industries. United Pipeline Systems is recognized worldwide as a leader in the HDPE market, having provided HDPE solutions on six continents. And, because of barriers to entry, due to necessary technological capabilities, United Pipeline Systems tends to only compete with a small number of specialty firms globally, nationally and regionally. Through our focused efforts on expanding our services worldwide, United Pipeline Systems enjoys significant name recognition and substantial market share in this industry in the key energy and mining regions of the world. We expect our recent joint ventures, UPS-Aptec Limited and WCU, to further strengthen our position as a worldwide leader in the HDPE market.
Brinderson operates in a fragmented and intensely competitive field of plant engineering, maintenance and construction services in the downstream petroleum refining industry, as well as performing work in the industrial and natural gas, gas processing and compression, and upstream petroleum markets. Brinderson competes with local, regional, national and international contractors and service providers. Competitors vary with the markets that are served with few competitors competing in all of the geographic markets we serve or in all of the services we provide. Contracts are generally awarded based on safety performance, reputation for quality, price, schedule, and client satisfaction.
The FBE process is one of the standard methods for pipe coating. Bayou has a presence in the North American FBE coating market. Because the pipe coating industry is very capital intensive, Bayou usually competes with a small number of global and national companies. However, Bayou also competes on a project-specific basis with small firms on local or regional jobs. These regional firms are often steel mills that have coatings plants onsite to provide for their internal coatings needs, but these firms will outsource their coatings services if projects are within their geographic reach. Competition from these regional firms on more than a project basis is unlikely as these firms tend to be restricted geographically due to their shipping limitations. CRTS has strong presence in the field of FBE coating and is an industry leader in inner diameter (ID) robotic coatings while our wholly-owned subsidiary, Commercial Coatings Services International, LLC (“CCSI”), is a leader in outer diameter (OD) coatings. Because of these specialized fields, CRTS and CCSI usually compete with a small number of specialty providers.
In the trenchless sewer rehabilitation market, the CIPP process is the preferred method. Because relatively few significant barriers to entry exist in this market, any organization with adequate financial resources and access to technical expertise may become a competitor. As such, there are numerous companies with which we compete. Worldwide, we compete with numerous smaller firms on local or regional levels and with several larger firms on the global and national levels. Despite the number of competitors, Insituform, as the worldwide pioneer of this technology, has maintained its role as a global market leader, both in the United States and abroad.
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
In our Commercial and Structural segment, the FRP process competes against traditional methods of structural retrofitting, but is gaining rapid acceptance in the construction and retrofitting industry. Fibrwrap Construction has been performing successful installations of FRP systems for 24 years. With its proprietary technologies relating to both products and application, Fyfe Co. is a leader in the FRP market and Fibrwrap Construction is one of the most experienced installers of the FRP system and has a well established reputation. In this field, there are significant barriers to entry, including testing requirements, experience, intellectual property and certifications. Fyfe has teamed with a number of universities around the world to conduct extensive product testing. In addition, Fyfe has dedicated significant resources to obtaining technical market acceptance of its proprietary products. As a result, Fyfe has received a number of certifications, including NSF certification for its Tyfo® Fibrwrap® system, International Code Council - Evaluation Service (ICC-ES) PMG-1040 product certification and 2006 IBC compliance for its Tyfo® pipe system for pipe strengthening and an ICC-ES Evaluation Report (ESR-2103), indicating compliance with ICC-AC125 guidelines for FRP strengthening. Because of the significant barriers to entry, Fyfe Co. and Fibrwrap Construction tend to compete with a small number of companies on a regional or national level, most of which do not provide the full spectrum of services provided by Fyfe Co. and Fibrwrap Construction.
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
Employees
As of December 31, 2013, we had approximately 5,400 employees. Certain of our subsidiaries are parties to collective bargaining agreements covering an aggregate of approximately 1,000 employees. We generally consider our relations with our employees and unions to be good.
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
The use of both thermoplastics and thermosetting resin materials in contact with drinking water is strictly regulated in most countries. In the United States, a consortium led by NSF International, under arrangements with the United States Environmental Protection Agency (“EPA”), establishes minimum requirements for the control of potential human health effects from substances added indirectly to water via contact with treatment, storage, transmission and distribution system components, by defining the maximum permissible concentration of materials that may be leached from such components into drinking water, and methods for testing them. Our lining and coating products for drinking water use are NSF/ANSI Standard 61 compliant, including Fyfe’s entire Tyfo® Fibrwrap® system and Insituform’s full range of water pipe lining products. In addition, United Pipeline Systems’ HDPE TiteLiner® system is certified to NSF/ANSI Standard 61. Corrpro’s corrosion control products are NSF/ANSI 61 classified for drinking water systems and its cathodic protection solutions for water storage tanks and water treatment units are compliant with AWWA Standard D104 and NACE recommended practices. NSF assumes no liability for use of any products, and NSF’s arrangements with the EPA do not constitute the EPA’s endorsement of NSF, NSF’s policies or its standards. Dedicated equipment is needed in connection with use of these products in drinking water applications.
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
Many of our products and services face direct competition from companies offering similar products or services. Competition places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets. However, we believe our diversification strategy of entering and expanding our offerings in high return markets and our focus on improved efficiencies is the key to maintaining our market share and growth rates in these markets. If we are unable to realize our objectives, we could lose market share to our competitors and experience an overall reduction in our profits.
In our energy and mining operations, we compete primarily with a small number of global and national companies in the pipe coating industry, with specialty firms in the pipeline protection industry, with a limited number of large firms globally and a large number of smaller firms regionally in the cathodic protection industry and with a limited number of regional and national companies in the oil and gas engineering, procurement, construction, maintenance and turnaround industries. In addition, customers can select a variety of methods to meet their pipe installation, rehabilitation, coating and cathodic protection needs, including methods that we do not offer. However, because of the breadth of high quality products and services we offer, we maintain a significant market presence and enjoy brand-name recognition worldwide in each of these fields.
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
In our Commercial and Structural segment, the FRP process competes against traditional methods of structural retrofitting, but is gaining rapid acceptance in the construction and retrofitting industry. Fibrwrap has been performing successful installations of FRP systems for 24 years. In the FRP field, together Fyfe and Fibrwrap are one of the only companies offering manufacturing, engineering and technical expertise, as well extensive installation experience. Given there are significant barriers to entry, including testing requirements, experience, intellectual property and certifications, in manufacturing we only compete with a handful of FRP suppliers and in installation, we compete with a number of FRP installers. If any of our competitors were to become fully-integrated like us or if new entrants in the market were to develop strong installation and manufacturing expertise this could adversely impact our ability to grow revenues in this market.
Our success and growth strategy depend on our senior management and our ability to attract and retain qualified personnel.
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

Acquisitions and investments could result in operating difficulties, dilution and other harmful consequences that may adversely impact our business and results of operations.
Acquisitions are an important element of our overall corporate strategy and use of capital, and these transactions could be material to our financial condition and results of operations. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Failure to successfully further develop the acquired business or technology.

•	Implementation or remediation of controls, procedures and policies at the acquired company.

•	Integration of the acquired company’s accounting, human resource and other administrative systems, and coordination of product, engineering and sales and marketing functions.

•	Transition of operations, users and customers onto our existing platforms.

•
Failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval, under competition and antitrust laws which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition.

•
In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries.

•	Cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire.

•
Liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities.

•	Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally.
Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, the assumption of contingent liabilities, amortization expenses, impairment of goodwill and purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results of operations. Also, the anticipated benefit of many of our acquisitions may not materialize.
Our backlog is an uncertain indicator of our future earnings.
Our backlog, which at December 31, 2013 was approximately $759.0 million, inclusive of Brinderson, is subject to unexpected adjustments and cancellation. The revenues projected in this backlog may not be realized or, if realized, may not result in profits. We may be unable to complete some projects included in our backlog in the estimated time and, as a result, such projects could remain in backlog for extended periods of time. To the extent that we experience project cancellation or scope adjustments, we could face a reduction in the dollar amount of our backlog and the revenues that we actually receive from such backlog. In addition, one or more of our multi-year contracts have in the past and may in the future contribute a material portion of our backlog in any one year. The loss of business from any one of these significant customers could have a material adverse effect on our business or results of operations.
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
We employ the percentage-of-completion method of accounting for our construction projects. This methodology recognizes revenues and profits over the life of a project based on costs incurred to date compared to total estimated project costs. Revisions to revenues and profits are made once amounts are known and can be reasonably estimated. Given the uncertainties associated with some of our contracts, it is possible for actual costs to vary from estimates previously made. Revisions to estimates could result in the reversal of revenues and gross profit previously recognized. For the year ended December 31, 2013, approximately 75% of our revenues were derived from percentage-of-completion accounting.
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
Cyclical downturns in the mining, oil and natural gas industries, or in the oil field, refinery and mining services businesses, may have a material adverse effect on our financial condition or results of operations.
The mining, oil and natural gas industries are highly cyclical. Demand for the majority of our oil field, refinery and mining products and services is substantially dependent on the level of expenditures by the mining, oil and natural gas industries for the exploration, development and production of mined minerals, crude oil and natural gas reserves, which are sensitive to the prices of these commodities and generally dependent on the industry’s view of future mined mineral, oil and natural gas prices. There are numerous factors affecting the supply of and demand for our products and services, which include, but are not limited to:

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
The mining, oil and natural gas industries have historically experienced periodic downturns, which have been characterized by diminished demand for our oil field, refinery and mining pipeline protection products and services and downward pressure on the prices we charge. A significant downturn in the mining, oil and/or natural gas industries could result in a reduction in demand for oil field and refinery services and could adversely affect our operating results.
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
Our operations could be adversely impacted by new California legislation related to downstream work performed in California refineries.
In our energy and mining operations, our Brinderson operation may face challenges with the addition of section 25536.7 to the California Health and Safety Code on January 1, 2014. The law introduces new requirements for refineries and outside contractors at covered facilities when construction, alteration, demolition, installation, repair or maintenance work is performed at the covered facility. The law imposes the following new requirements:

•	all subject workers must be paid the applicable prevailing wage rate;

•	all subject workers must be either “skilled journeymen” or “registered apprentices”; and

•
commencing January 1, 2014, at least 30% of skilled journeypersons on the project must be graduates of certified apprenticeship programs, which percentage increases to 45% on January 1, 2015 and 60% on January 1, 2016.

The new requirements only pertain to contracts entered into, extended or renewed after January 1, 2014. Brinderson currently has long term contracts in place with its major downstream clients, but its operations may be adversely impacted to become fully compliant with Section 25536.7 of the California Health and Safety Code when the contracts expire.
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
We maintain significant international operations, including operations in Canada, Europe, Asia-Pacific, Australia, the Middle East, South America and Latin America. For the years ended December 31, 2013, 2012 and 2011, approximately 38.4%, 42.1% and 41.7%, respectively, of our revenues were derived from international operations. We expect a significant portion of our revenues and profits to come from international operations and joint ventures for the foreseeable future and to continue to grow over time.
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
Our business may be adversely impacted by work stoppages, staffing shortages and other labor matters.
Our Brinderson business has approximately 2,400 employees, approximately 2,300 of whom are located in California, where employees predominantly are represented by unions. Although we believe that our relations with our employees are good and we have had no strikes or work stoppages, no assurances can be made that we will not experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees in general, or that any future negotiations with our labor unions will not result in significant increases in the cost of labor. None of our Brinderson employees participate in multi-employer benefit plans.

The loss of one or more of our significant customers could adversely affect us.
One or more customers have in the past and may in the future contribute a material portion of our revenues in any one year. Because these significant customers generally contract with us for specific projects or for specific periods of time, we may lose these customers from year to year as the projects or maintenance contracts are completed. The loss of business from any one of these customers could have a material adverse effect on our business or results of operations.
We may incur significant costs in providing services in excess of original project scope without having an approved change order.
After commencement of a contract, we may perform, without the benefit of an approved change order from the customer, additional services requested by the customer that were not contemplated in our contract price for various reasons, including customer changes or incomplete or inaccurate engineering, changes in project specifications and other similar information provided to us by the customer. Our construction contracts generally require the customer to compensate us for additional work or expenses incurred under these circumstances.
A failure to obtain adequate compensation for these matters could require us to record in the current period an adjustment to revenue and profit recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments, if substantial, could have a material adverse effect on our results of operations and financial condition, particularly for the period in which such adjustments are made. We can provide no assurance that we will be successful in obtaining, through negotiation, arbitration, litigation or otherwise, approved change orders in an amount adequate to compensate us for our additional work or expenses.
Our profitability could be negatively impacted if we are not able to maintain appropriate utilization of our workforce.
The extent to which we utilize our workforce affects our profitability. If we under utilize our workforce, our project gross margins and overall profitability suffer in the short-term. If we over utilize our workforce, we may negatively impact safety, employee satisfaction and project execution, which could result in a decline of future project awards. The utilization of our workforce is impacted by numerous factors including:

•	our estimate of the headcount requirements for various units based upon our forecast of the demand for our products and services;

•	our ability to maintain our talent base and manage attrition;

•	our ability to schedule our portfolio of projects to efficiently utilize our employees and minimize downtown between project assignments; and

•	our need to invest time and resources into functions such as training, business development, employee recruiting, and sales that are not chargeable to customer projects.
An inability to attract and retain qualified personnel, and in particular, engineers, project managers, linemen and skilled craft workers, could impact our ability to perform on our contracts, which could harm our business and impair our future revenues and profitability.
Our ability to attract and retain qualified engineers, project managers, linemen, skilled craftsmen and other experienced professionals in accordance with our needs is an important factor in our ability to maintain profitability and grow our business. The market for these professionals is competitive, particularly during periods of economic growth when the supply is limited. We cannot provide any assurance that we will be successful in our efforts to retain or attract qualified personnel when needed. Therefore, when we anticipate or experience growing demand for our services, we may incur additional cost to maintain a professional staff in excess of our current contract needs in an effort to have sufficient qualified personnel available to address this anticipated demand. If we do incur additional compensation and benefit costs, our customer contracts may not allow us to pass through these costs.
Competent and experienced engineers, project managers, and craft workers are especially critical to the profitable performance of our contracts, particularly on our fixed-price contracts where superior design and execution of the project can result in profits greater than originally estimated or where inferior design and project execution can reduce or eliminate estimated profits or even result in a loss. Our project managers are involved in most aspects of contracting and contract execution including:

•	supervising the bidding process, including providing estimates of significant cost components, such as material and equipment needs, and the size, productivity and composition of the workforce;

•	negotiating contracts;

•	supervising project performance, including performance by our employees, subcontractors and other third-party suppliers and vendors

•	estimating costs for completion of contracts that is used to estimate amounts that can be reported as revenues and earnings on the contract under the percentage-of-completion method of accounting;

•	negotiating requests for change orders and the final terms of approved change orders; and

•
determining and documenting claims by us for increased costs incurred due to the failure of customers, subcontractors and other third- party suppliers of equipment and materials to perform on a timely basis and in accordance with contract terms.

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
The primary products and raw materials used by our Commercial and Structural segment in the manufacture of FRP composite systems are carbon, glass, resins, fabric, and epoxy raw materials. Carbon and epoxies are the largest materials purchased, which are currently purchased through a select group of suppliers, although we believe these and the other materials are available from a number of vendors. The price of epoxy historically is affected by the price of oil. In addition, a number of factors such as worldwide demand, labor costs, energy costs, import duties and other trade restrictions may influence the price of these raw materials.
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
Certain of our facilities are located in regions that may be affected by natural disasters.
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
Our Brinderson business serves large oil and gas customers in California and is headquartered in Costa Mesa, California with operations throughout California, near major earthquake faults. Furthermore, our Fyfe/Fibrwrap business has substantial operations in California near major earthquake faults. While we carry earthquake insurance, a catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems or our clients’ facilities could harm our ability to conduct normal business operations and our operating results.
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
We may be subject to information technology system failures, network disruptions, cybersecurity attacks and breaches in data security, which could disrupt our operations and could result in a loss of assets.
We depend on information technology as an enabler to improve the effectiveness of our operations and to interface with our customers, as well as to maintain financial accuracy and efficiency. Information technology system failures, including suppliers’ or vendors’ system failures, could disrupt our operations by causing transaction errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers, impediments to the manufacture or shipment of products, other business disruptions, the loss of or damage to intellectual property through security breach or the loss of employee personal information. These events could impact our customers, employees and reputation and lead to financial losses from remediation actions, loss of business or potential liability or an increase in expense, all of which may have a material adverse effect on our business.
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
In July 2013, the Company entered into a new $650.0 million senior secured credit facility (the “Credit Facility”) with a syndicate of banks. Bank of America, N.A. served as the administrative agent. Merrill Lynch Pierce Fenner & Smith Incorporated,

JPMorgan Securities LLC and U.S. Bank National Association acted as joint lead arrangers and joint book managers in the syndication. The Credit Facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility, each with a maturity date of July 1, 2018. At December 31, 2013, $341.3 million of the term loan and $35.5 million of the line of credit was outstanding. Our Credit Facility contains certain restrictive covenants, which restrict our ability to, among other things, incur additional indebtedness, incur certain liens on our assets or sell assets, make investments and make other restricted payments. Our Credit Facility also requires us to maintain specified financial ratios under certain conditions and satisfy financial condition tests. Our ability to meet those financial ratios and tests and otherwise comply with our financial covenants may be affected by the factors described in this “Risk Factors” section of this report and other factors outside our control, and we may not be able to continue to meet those ratios, tests and covenants. Our ability to generate sufficient cash from operations to meet our debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. A breach of any of these covenants, ratios, tests or restrictions, as applicable, or any inability to pay interest on, or principal of, our outstanding debt as it becomes due could result in an event of default. Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable.
At December 31, 2013, we were in compliance with all of our debt covenants as required under the Credit Facility. If we are unable to comply with the restrictive covenants in the future, we would be required to obtain amendments or waivers from our lenders or secure another source of financing. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis. In addition, these restrictive covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities.
As a holding company, Aegion depends on its operating subsidiaries to meet its financial obligations.
Aegion Corporation is a holding company with no significant operating assets. Our subsidiaries conduct all of our operations and own substantially all of our assets. Our cash flow and our ability to meet our obligations depends on the cash flow of our subsidiaries. In addition, the payments of funds in the form of dividends, intercompany payments, tax sharing payments and other forms may be subject to restrictions under the laws of the states and countries in which we operate.
We may be unable to recognize the benefits of our Corporate Reorganization.
Management expects to derive certain benefits from the 2011 Corporate Reorganization, including limiting legal liabilities, reorganizing our various operating subsidiaries in a more tax efficient manner, facilitating a more cost-effective repatriation of cash to the United States from foreign operations and optimizing management and operations. A variety of known and unknown risks, uncertainties and other factors could cause actual results and experience to differ materially from those anticipated, resulting in an inability to realize the expected benefits of the Corporate Reorganization and our Company’s ability to execute its plans and strategies.
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
Sales of substantial numbers of additional shares of our common stock or any shares of our preferred stock, including sales of shares in connection with any future acquisitions, or the perception that such sales could occur, may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy obligations upon exercise of outstanding warrants or options or for other reasons. Our certificate of incorporation provides that we have authority to issue 125,000,000 shares of common stock. As of December 31, 2013, 37,983,114 shares of common stock were issued and outstanding.
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
Our wholly-owned subsidiary, United Pipeline Systems, owns an office and shop facility as well as additional property in Durango, Colorado. In addition, our wholly-owned Canadian subsidiary, United Pipeline Systems Limited, owns an operating facility in Edmonton, Alberta, Canada for office space and manufacturing.
Our wholly-owned subsidiary, Bayou, owns a pipe yard in New Iberia, Louisiana. Our joint venture, Bayou Coating, owns a manufacturing facility in Baton Rouge, Louisiana. Our subsidiary, Bayou leases approximately 236 acres from the Port of Iberia and other property owners in Louisiana of which certain portions have been subleased to our other Bayou subsidiaries.
Our joint venture, BPPC, owns a pipe coating and insulation facility in Camrose, Alberta, Canada.
CCSI, another wholly-owned subsidiary, owns properties in Bakersfield, California and Conroe, Texas that are used as office space and operational facilities.
Our wholly-owned subsidiary, Brinderson, leases an office in Costa Mesa, California for its headquarters and also leases various operational facilities throughout the Western United States.

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
Fyfe Co., our wholly-owned subsidiary, leases an office and a manufacturing facility in San Diego, California and Fibrwrap Construction Services, our wholly-owned subsidiary, leases an office and warehouse space in Ontario, California.
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

Item 4. Mine Safety Disclosure.
None.

Item 4A. Executive Officers of the Registrant.
Our executive officers, and their respective ages and positions with us, are as follows:

J. Joseph Burgess	55	President and Chief Executive Officer
David F. Morris	52	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
David A. Martin	46	Senior Vice President and Chief Financial Officer
Brian J. Clarke	54	Senior Vice President – Business Integration
Kenneth L. Young	62	Vice President and Treasurer
Laura M. Villa	44	Vice President – Human Resources
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares, $.01 par value, are traded on The Nasdaq Global Select Market under the symbol “AEGN”. The following table sets forth the range of quarterly high and low sales prices for the years ended December 31, 2013 and 2012, as reported on The Nasdaq Global Select Market. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

Period	High	Low
2013
First Quarter	$26.10	$21.51
Second Quarter	24.03	19.72
Third Quarter	25.00	21.21
Fourth Quarter	24.09	19.67

2012
First Quarter	$20.25	$15.75
Second Quarter	18.50	14.49
Third Quarter	22.00	16.96
Fourth Quarter	22.39	17.32
During the quarter ended December 31, 2013, we did not offer any equity securities that were not registered under the Securities Act of 1933, as amended. As of February 20, 2014, the number of holders of record of our common stock was 506.
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

The following table provides information as of December 31, 2013 with respect to the shares of common stock that may be issued under our existing equity compensation plans:
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,859,907	$20.18	3,003,484
Equity compensation plans not approved by security holders (2)	118,397	14.55	—
Total	1,978,304	$19.84	3,003,484
_________________________________

(1)
The number of securities to be issued upon exercise of granted/awarded options, warrants and rights includes 1,090,427 stock options, 555,025 stock awards and 214,455 deferred and restricted stock units outstanding at December 31, 2013.

(2)
On April 14, 2008, we granted J. Joseph Burgess 118,397 non-qualified stock options, a performance-based award of 52,784 shares of restricted stock and a one-time award of 103,092 shares of restricted stock in connection with his appointment as our President and Chief Executive Officer. These awards were issued as “inducement grants” under the rules of the Nasdaq Global Select Market and, as such, were not issued pursuant to our 2009 Employee Equity Incentive Plan. At December 31, 2013, 118,397 stock options were outstanding pursuant to these awards.

Issuer Purchases of Equity Securities
The following table provides information regarding repurchases made by us of our common stock during the year ended December 31, 2013, pursuant to share repurchase programs approved by our Board of Directors.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2013 (1) (4)	125,165	$22.76	124,163	$2,169,389
February 2013 (1) (4)	66,073	23.19	18,100	1,759,575
March 2013 (1)	8,800	22.87	8,800	1,558,081
April 2013 (2) (4)	71,713	22.03	70,869	—
May 2013 (2) (4)	267,559	22.77	266,800	4,310,286
June 2013 (2)	157,000	22.71	157,000	357,555
July 2013 (2) (4)	16,081	23.27	15,367	—
August 2013	—	—	—	—
September 2013 (3)	121,161	23.27	121,161	7,180,115
October 2013 (3)(4)	311,608	22.81	247,200	1,520,638
November 2013 (3)	72,994	20.83	72,994	—
December 2013 (4)	231	21.05	—	—
Total	1,218,385	$22.69	1,102,454	$—
_________________________________

(1)
In December 2012, our board of directors authorized the repurchase of up to $5.0 million of our common stock to be made during 2013. This amount constituted the then maximum open market repurchases currently authorized in any calendar year under the terms of our credit facility. Once repurchased, we immediately retired the shares.

(2)
In May 2013, our board of directors authorized the repurchase of up to $10.0 million of our common stock to be made during the balance of the 2013 calendar year. We simultaneously executed an amendment to our credit facility to allow for the repurchase. Once repurchased, we immediately retired the shares.

(3)
In September 2013, our board of directors authorized the repurchase of up to an additional $10.0 million of our common stock to be made during the balance of the 2013 calendar year. This amount represented half of the potential maximum open market repurchases authorized in any calendar year under the terms of the Credit Facility given the covenants currently applicable to the Company. Once repurchased, we immediately retire the shares.

(4)
In connection with approval of our old credit facility and new Credit Facility, our board of directors approved the purchase of up to $5.0 million and $10.0 million, respectively, of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The total number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees and directors, totaling 115,931 shares for year ended December 31, 2013. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock vested or the stock option was exercised. Once repurchased, we immediately retired the shares.

Performance Graph
The following performance graph compares the total stockholder return on our common stock to the S&P 500 Index and a selected peer group index for the past five years. In 2013, we changed our peer group index, which is comprised of the following companies (collectively, the “New Peer Group”):

•	Michael Baker Corporation

•	Layne Christensen Company

•	MYR Group, Inc.

•	Primoris Services Corporation

•	Robbins & Myers, Inc.

•	Valmont Industries, Inc.

•	Kennametal, Inc.

•	LB Foster Company

•	Tetra Tech, Inc.

•	Matrix Service Company

•	Dril-Quip, Inc.

•	Team, Inc.

•	Willbros Group, Inc.

•	Helix Energy Solutions Group

•	Newpark Resources

•	Tesco Corporation
This change in composite was made in order to establish a peer group that we believed more closely identified with our businesses and industries and provided a better comparison of returns. The compensation committee of our board of directors also reviews data for this peer group in establishing the compensation of our executive officers.
For the year ended December 31, 2012, the composite group index used for the comparison was comprised of the following companies (collectively, the “Old Peer Group”):

•	Michael Baker Corporation

•	Layne Christensen Company

•	Granite Construction, Inc.

•	MasTec, Inc.

•	MYR Group, Inc.

•	Primoris Services Corporation

•	Robbins & Myers, Inc.

•	Valmont Industries, Inc.

•	Sterling Construction Company, Inc.

•	Dycom Industries, Inc.

•	Kennametal, Inc.

•	LB Foster Company

•	Tetra Tech, Inc.

•	Matrix Service Company

•	Dril-Quip, Inc.

•	Team, Inc.

•	Willbros Group, Inc.

The graph assumes that $100 was invested in our common stock and each index on December 31, 2008 and that all dividends, if any, were reinvested.
Comparison of Five-Year Cumulative Return

	2008	2009	2010	2011	2012	2013
Aegion Corporation	$100.00	$115.39	$134.64	$77.91	$112.70	$111.17
S&P 500 Total Returns	100.00	126.46	145.51	148.59	172.37	228.19
Old Peer Group	100.00	125.22	148.67	143.91	178.04	223.43
New Peer Group	100.00	139.84	169.64	166.76	200.42	253.45
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

	Years Ended December 31,
	2013(1)(2)	2012(3)(4)	2011(5)(6)	2010	2009(7)(8)
	(In thousands, except per share amounts)
INCOME STATEMENT DATA(10):
Revenues	$1,091,420	$1,016,831	$925,766	$905,259	$720,405
Operating income	66,882	81,803	45,707	87,525	50,799
Income from continuing operations (9)	50,812	54,374	27,134	60,973	31,977
Loss from discontinued operations	(6,461)	(1,713)	(587)	(511)	(5,806)
Net income (9)	44,351	52,661	26,547	60,462	26,171
Basic earnings (loss) per share:
Income from continuing operations (9)	1.31	1.38	0.68	1.55	0.86
Loss from discontinued operations	(0.17)	(0.04)	(0.01)	(0.01)	(0.16)
Net income (9)	1.14	1.34	0.67	1.54	0.70
Diluted earnings (loss) per share:
Income from continuing operations (9)	1.30	1.37	0.68	1.54	0.85
Loss from discontinued operations	(0.17)	(0.04)	(0.01)	(0.01)	(0.15)
Net income (9)	1.13	1.33	0.67	1.53	0.70
BALANCE SHEET DATA:
Cash and cash equivalents	$158,045	$133,676	$105,292	$114,444	$105,878
Working capital, net of cash	225,358	202,469	219,974	178,647	125,276
Current assets(11)	603,858	560,661	517,985	466,586	405,006
Property, plant and equipment, net	182,303	183,163	166,614	162,167	148,381
Total assets(11)	1,362,918	1,217,894	1,124,964	933,310	866,583
Current maturities of long-term debt and notes payable	22,024	33,775	26,541	13,028	12,742
Long-term debt, less current maturities	366,616	221,848	222,868	91,715	101,500
Total liabilities(11)	635,997	501,774	475,975	306,603	312,772
Total stockholders’ equity	709,368	699,316	640,732	617,332	548,341
_________________________________

(1)	2013 results include expenses of $5.8 million related to our acquisition of Brinderson and other targets.

(2)	2013 results include amounts from our acquisition of Brinderson from its acquisition date of July 1, 2013.

(3)	2012 results include expenses of $3.1 million related to our acquisitions of Fyfe LA, Fyfe Asia and other targets.

(4)	2012 results include amounts from our acquisitions of Fyfe LA and Fyfe Asia from their acquisition dates of January 4, 2012 and April 5, 2012, respectively.

(5)
2011 results include expenses of $6.4 million related to our acquisitions of CRTS, Hockway and Fyfe NA and Fyfe LA, $2.2 million related to a company-wide restructuring program initiated in the third quarter of 2011 and $6.8 million recorded in the third quarter of 2011 in connection with the redemption of our Senior Notes due 2013 and our write-off of unamortized debt issuance costs from our prior credit facility.

(6)	2011 results include amounts from our acquisitions of CRTS, Hockway, Fyfe NA from their acquisition dates of June 30, 2011, August 2, 2011 and August 31, 2011, respectively.

(7)
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

(8)	2009 results include amounts from our acquisitions of Bayou and Corrpro from their acquisition dates of February 20, 2009 and March 31, 2009, respectively.

(9)	All periods presented include amounts attributable to Aegion Corporation.

(10)	All amounts have been restated for the impact of discontinued operations.

(11)	Includes current assets, total assets and total liabilities of discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview
We are a global leader in infrastructure protection and maintenance, providing proprietary technologies and services: (i) to protect against the corrosion of industrial pipelines; (ii) to rehabilitate and strengthen water, wastewater, energy and mining piping systems and buildings, bridges, tunnels and waterfront structures; and (iii) to utilize integrated professional services in engineering, procurement, construction, maintenance and turnaround services for a broad range of energy related industries. Our business activities include manufacturing, distribution, maintenance, construction, installation, coating and insulation, cathodic protection, research and development and licensing. Our acquisition of Brinderson, L.P. and related entities (“Brinderson”) on July 1, 2013 opens new markets for us through the maintenance, engineering and construction services for downstream and upstream facilities in the North American oil and gas market. Our products and services are currently utilized and performed in more than 80 countries across six continents. We believe that the depth and breadth of our products and services platform make us a leading “one-stop” provider for the world’s infrastructure rehabilitation and protection needs.
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

•
capitalizing on energy and mining opportunities afforded by “nested” customer relationships — fostering growth across our subsidiaries, increasing cross selling opportunities and generating a greater stream of recurring revenues, thereby reducing project volatility;

•
optimizing our water and wastewater rehabilitation operations by: (i) improving project execution, cost management practices, including the reduction of redundant fixed costs, and product mix; (ii) identifying opportunities to streamline key management functions and processes to improve our profitability; and (iii) strongly emphasizing higher return manufacturing operations;

•
growing market opportunities in the commercial and structural infrastructure sector through: (i) continued customer acceptance of current products and technologies; (ii) expansion of our product and service offerings with respect to protection, rehabilitation and restoration of a broader group of infrastructure assets; and (iii) leveraging our premier brand and experience of successfully innovating and delivering technologies and services through selective acquisitions of companies and technologies and through strategic alliances; and

•	expanding all of our businesses in key emerging markets such as Asia and the Middle East.
See “Financial Statements and Supplementary Data” in Item 8 of this report for further discussion regarding our recent acquisitions and strategic initiatives.

Results of Operations
2013 Compared to 2012

(dollars in thousands)			Increase (Decrease)
	2013	2012	$	%
Revenues	$1,091,420	$1,016,831	$74,589	7.3%
Gross profit	247,021	243,754	3,267	1.3
Gross profit margin	22.6%	24.0%	n/a	(140	)bp
Operating expenses	178,483	168,846	9,637	5.7
Earnout reversal	(4,175)	(10,019)	(5,844)	(58.3)
Acquisition-related expenses	5,831	3,124	2,707	86.7
Operating income	66,882	81,803	(14,921)	(18.2)
Operating margin	6.1%	8.0%	n/a	(190	)bp
Income from continuing operations	52,007	58,562	(6,555)	(11.2)
Consolidated income from continuing operations decreased $6.6 million, or 11.2%, to $52.0 million in 2013 compared to $58.6 million in 2012. The decrease was attributable to declines in our Energy and Mining and Commercial and Structural segments due to (i) weak market conditions for our coatings business in New Iberia, Louisiana, supporting the Gulf of Mexico; (ii) weak market conditions in certain international markets for our industrial linings business, notably Mexico and South America; and (iii) a stall in sales activities and project performance issues for our North American Commercial and Structural business due to the departure in late 2012 of several key leaders in sales and operations. Also contributing to the decrease was a $2.7 million increase in acquisition-related expenses incurred in 2013 and the $5.8 million pre-tax difference in earnout reversals between the two periods. Partially offsetting these declines were increases in our global water and wastewater businesses, profit generated during the second half of 2013 by Brinderson and the $7.9 million (post-tax) gain on sale we recognized in 2013 in connection with the sale of our 50% interest in our German joint venture.
During 2013, our financial results included six months of contributions from Brinderson, which was acquired on July 1, 2013. Brinderson contributed $7.6 million in operating income during 2013. The year ended December 31, 2013 also included reversals of $3.9 million and $0.3 million of earnouts related to CRTS and Fyfe LA, respectively, due to the current year results being below the stated threshold amounts within the respective purchase agreements.
Revenues during 2013 increased $74.6 million, or 7.3%, compared to 2012 primarily due to Brinderson, which contributed $108.2 million in revenues during the second half of 2013, and improvements in our global water and wastewater businesses, specifically North America and Asia. In North America, we experienced a 13.3% revenue growth in 2013 compared to 2012 from improved backlog and a shift to more large diameter projects. Exclusive of Brinderson’s contribution, revenues decreased during 2013 compared to 2012 primarily due to lower workable backlog levels within our Commercial and Structural segment and our Energy and Mining segment’s coating operations.
Consolidated operating expenses increased $9.6 million, or 5.7%, in 2013 compared to 2012 due to the addition of Brinderson, which contributed $11.4 million in operating expenses during the second half of 2013. Exclusive of Brinderson, operating expenses decreased during 2013 compared to 2012 from a reduction in incentive compensation expense, operational efficiencies gained in our cathodic protection operations and continued improvements in leveraging our fixed cost structure in our North American Water and Wastewater operations.
Total contract backlog was $759.0 million at December 31, 2013. Exclusive of Brinderson, contract backlog decreased to $490.7 million at December 31, 2013 from $533.2 million at December 31, 2012, due to conditions affecting portions of our Energy and Mining and Commercial and Structural segments and larger projects being completed during 2013, offset by an overall backlog increase in our Water and Wastewater platforms.

2012 Compared to 2011

(dollars in thousands)			Increase (Decrease)
	2012	2011	$	%
Revenues	$1,016,831	$925,766	$91,065	9.8%
Gross profit	243,754	202,679	41,075	20.3
Gross profit margin	24.0%	21.9%	n/a	210	bp
Operating expenses	168,846	150,149	18,697	12.5
Earnout reversal	(10,019)	(1,700)	8,319	489.4
Acquisition-related expenses	3,124	6,372	(3,248)	(51.0)
Restructuring changes	—	2,151	(2,151)	(100.0)
Operating income	81,803	45,707	36,096	79.0
Operating margin	8.0%	4.9%	n/a	310	bp
Income from continuing operations	58,562	28,257	30,305	107.2
Consolidated income from continuing operations increased by $30.3 million, or 107.2%, to $58.6 million in 2012 compared to $28.3 million in 2011. The increase was primarily the result of a $23.8 million, or 65.8%, improvement in our Energy and Mining operating income, primarily from growth in our coating and cathodic protection operations. Our North American Water and Wastewater segment increased operating income by $15.3 million, or 226.8%, from improved project management and operational efficiency gains from investments made in the second half of 2011 to reposition the business. Also contributing to the increase in income from continuing operations was a $3.2 million decrease in acquisition-related expenses in 2012 along with the absence of $2.2 million of restructuring expenses and $6.8 million of debt restructuring costs.
During 2012, our financial results included a full year of contributions from Fyfe NA, 362 days of contributions from Fyfe LA, 270 days of contributions from Fyfe Asia, and full year results of our 2011 acquisitions of CRTS and Hockway. These acquisitions contributed $14.4 million in operating income during the year ended December 31, 2012, compared to an operating loss of $0.9 million in the year ended December 31, 2011. The year ended December 31, 2012 included reversals of $8.2 million, $1.5 million and $0.3 million of the earnouts related to CRTS, Hockway and Fyfe LA, respectively, due to the current year results being below the stated threshold amounts within the respective purchase agreements. The largest earnout reversal was with CRTS from a reduction in scope of the Wasit offshore gas field project in Saudi Arabia and multiple scheduling delays primarily with the offshore portion, which did not meaningfully commence until October 2013, a delay of 18 months. Additionally, 2011 included acquisition-related costs of $6.4 million, restructuring costs associated with a reduction in workforce of $2.2 million, reversal of $1.7 million of the earnout related to our 2009 acquisition of Bayou and expenses associated with an expanded credit facility, which included a $5.7 million make-whole payment for the redemption of our outstanding Senior Notes and a $1.1 million write-off of unamortized debt issuance costs.
Revenues during 2012 increased by $91.1 million, or 9.8%, from significant growth in our Energy and Mining segment where revenues increased 22.3% primarily due to our industrial linings operations in North America and internationally. The 2012 revenue also included $77.2 million of additional revenue from a full year of operations from our 2011 acquisitions of CRTS, Hockway and Fyfe NA and our 2012 acquisitions of Fyfe LA and Fyfe Asia. These increases were partially offset by a $59.9 million, or 12.3%, decline in revenues across all of our Water and Wastewater operations. Gross profit margin increased 210 basis points because of the recovery in our North American Water and Wastewater segment primarily as a result of improved project management and due to strong margin performance from our North American operations of Fyfe.
Consolidated operating expenses increased $18.7 million, or 12.5%, in 2012 compared to 2011. The increase was primarily related to our recent acquisitions and increased costs to support the global growth of our Energy and Mining segment. Our Water and Wastewater segment’s operating expenses declined due to continued cost containment efforts and organizational improvements that were implemented in the second half of 2011.
Total contract backlog was $533.2 million at December 31, 2012 compared to $461.6 million at December 31, 2011. The December 31, 2012 level included $36.6 million of backlog from our 2012 acquisitions of Fyfe Asia and Fyfe LA. Our North American Water and Wastewater segment increased backlog by $55.0 million, or 42.3%, year over year from increased market activity and several large project wins during 2012.

Segment Results

Energy and Mining Segment
Key financial data for our Energy and Mining segment, as updated for discontinued operations, was as follows:

			2013 vs 2012				2012 vs 2011
(dollars in thousands)			Increase (Decrease)				Increase (Decrease)
	2013	2012	$	%		2011	$	%
Revenues	$562,119	$513,975	$48,144	9.4%		$420,411	$93,564	22.3%
Gross profit	127,563	127,605	(42)	—		109,308	18,297	16.7
Gross profit margin	22.7%	24.8%	n/a	(210	)bp	26.0%	n/a	(120	)bp
Operating expenses	87,226	77,265	9,961	12.9		71,367	5,898	8.3
Earnout reversal	(3,889)	(9,654)	(5,765)	(59.7)		(1,700)	7,954	467.9
Acquisition-related expenses	5,831	—	5,831	n/m		2,682	(2,682)	n/m
Restructuring charges	—	—	—	—		778	(778)	n/m
Operating income	38,395	59,994	(21,599)	(36.0)		36,181	23,813	65.8
Operating margin	6.8%	11.7%	n/a	(490	)bp	8.6%	n/a	310	bp
Revenues
Revenues in our Energy and Mining segment increased by $48.1 million, or 9.4%, to $562.1 million in 2013 compared to $514.0 million in 2012 primarily due to the addition of Brinderson, which contributed $108.2 million in additional revenues. Exclusive of Brinderson, revenues decreased $60.1 million, or 11.7%, in 2013 compared to 2012 primarily due to reduced revenue in our industrial linings operations in Morocco, slower market demand in certain international markets, notably Mexico and South America, lower revenue at our coating operations in New Iberia, Louisiana, and lower revenues in our robotic coatings operations. In Morocco, revenues declined $29.8 million, or 64.8%, year over year, as the project was completed late in 2013, with larger portions being completed in 2012. Our coating operations experienced a $19.5 million decrease from 2012 due to a lack of project activity available in the market, primarily the Gulf of Mexico, coupled with certain projects shifting to 2014 and 2015. Our robotic coating operations recognized $3.0 million less in revenues in 2013 compared to 2012 due to continued delays on the Wasit gas field project. Our industrial linings operations experienced weakness in Mexico and South America in 2013 compared to 2012 due to lower mining sector activity and economic issues in various countries. Collectively, revenue in these markets declined by $17.2 million, or 41.3%. These declines were partially offset by $10.4 million, or 4.7%, growth from our cathodic protection operations due to stronger market conditions in 2013, particularly in certain regional markets in the United States and Europe, and continued favorable market conditions in North America as well as growth in our industrial linings operations in the Middle East, which increased revenue by $29.1 million, or 229.4%, in 2013.
Our Energy and Mining segment contract backlog at December 31, 2013 was $429.1 million, which represented a $188.3 million, or 78.2%, increase compared to December 31, 2012. Excluding Brinderson, contract backlog for our Energy and Mining segment decreased $80.0 million, or 33.2%. Backlog for our industrial linings operations declined sequentially and on a year-over-year basis primarily due to our completion of the $67 million Moroccan project awarded in 2011, which represented $14.4 million, or 5.7%, of our Energy and Mining segment backlog at December 31, 2012, with no backlog for this project remaining at December 31, 2013. The decrease was also caused by a curtailment in capital and maintenance expenditures for our international industrial linings operations coupled with depressed backlog for our coating operations in New Iberia, Louisiana because of timing of pipe coating activity supporting oil and gas offshore projects in the Gulf of Mexico.
Brinderson backlog represents estimated revenues to be generated under long-term MSAs and other signed contracts. If the remaining term of the arrangements exceeds 12 months, the revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues. At the date of acquisition, July 1, 2013, this backlog was $201.0 million and increased 33.5% during the remainder of 2013 to $268.3 million at December 31, 2013. This increase was principally due to securing significant new downstream long-term maintenance contracts with customers during the fourth quarter of 2013.
During 2012, revenues in our Energy and Mining segment increased by $93.6 million, or 22.3%, to $514.0 million compared to $420.4 million in 2011. All operations of this segment increased revenues in 2012, led by a $40.1 million, or 33.0%, increase in our industrial linings operation. The industrial linings operation recorded record revenue levels, primarily due to the Moroccan project and continued global expansion. Our cathodic protection operation increased revenues $18.7 million, or 9.2%, from a more robust sales market. Finally, our coating and robotic coating operations increased revenues $34.3 million, or 36.6%, because of increased larger project work and higher margin concrete coating jobs as well as a full year of operations from our robotic coating operation.

Gross Profit and Gross Profit Margin
Gross profit in our Energy and Mining segment remained essentially flat in 2013 compared to 2012. Brinderson contributed $19.0 million of gross profit at 17.6% gross margins in 2013. Gross margins declined by 210 basis points to 22.7% during 2013. The primary drivers of the decline in gross margins from the prior year were the addition of Brinderson’s lower profit margin maintenance work, additional costs for the project in Morocco, and 2012 containing a large, higher gross profit concrete job for our coating operations in New Iberia, Louisiana that was not present during 2013. The industrial lining work in Morocco generated negative gross margins in 2013 and declined $8.7 million compared to 2012, while gross profit on the coating operations in New Iberia, Louisiana declined $6.9 million, or 94.0%. In addition, gross profit from our robotic coating operations decreased $3.6 million, or 30.3%, due to customer-directed delays on the Wasit project and other projects being moved into 2014. Partially offsetting these declines were improved results from our industrial linings operations in the Middle East, which increased gross profit $4.0 million during 2013.
We believe the end markets for our Energy and Mining segment remain robust. Project delays and timing of project activity for the coating operations in the Gulf of Mexico and lining operations in some international markets slowed momentum in 2013. For the first half of 2014, we expect (i) a pick up in production of the large robotic project for the offshore Wasit gas field; (ii) growth from our cathodic protection operations, specifically in Canada, from capital investments in North America and growth in new geographies for engineered pipeline integrity systems; (iii) higher margins for the projects expected to be completed in our industrial lining operations with the completion of the lower margin Morocco project; and (iv) increased contributions from Brinderson due to expected strong maintenance work from recent awards, coupled with the impact of a full year contribution to earnings (business was acquired in July 2013).
We anticipate continued healthy global markets in the near term will lead to expansion within existing geographies for our corrosion engineering and industrial lining platforms as well as new geographies, specifically in Asia and the Middle East. We believe that continued strong commodity prices coupled with ever increasing demand for pipeline maintenance spending in the sector, more significant opportunities in deep water offshore pipeline development, particularly in the Gulf of Mexico, along with growth in our businesses situated in the key infrastructure spend areas of Canada, the Middle East and South America, provide us significant growth opportunities well into the future. The outlook for Brinderson also is very robust with recent new awards for the western region of the United States upstream and downstream oil and gas markets. In addition, Brinderson is pursuing opportunities to expand its services in the West Texas Permian Basin region and other high growth geographies.
During 2012, our Energy and Mining segment gross profit increased by $18.3 million, or 16.7%, to $127.6 million compared to $109.3 million in 2011; however, our gross margins declined by 120 basis points during 2012. Our gross profit increased across all product lines with the largest increases coming from a $5.2 million, or 16.6%, increase in our industrial lining operations and an $8.5 million, or 257.5%, increase from a full year of results in our robotic coating operation. We experienced a 310 basis point margin decline in our industrial lining operations, due to the growth of international markets, which historically have lower margins, and a 270 basis point margin decline in our coating operations from a larger mix of more commodity type coating projects.
Operating Expenses
Operating expenses in our Energy and Mining segment increased by $10.0 million, or 12.9%, in 2013 compared to 2012. Brinderson added $11.4 million of operating expenses during the second half of 2013 and the operating expenses from our industrial lining operations increased $1.8 million, or 20.6%, during 2013 due to international expansion and to provide additional project support to the Moroccan project. Offsetting these increases were declines from improved cost efficiencies in our cathodic protection and robotics coating operations. As a percentage of revenues, our Energy and Mining operating expenses were 15.5% and 15.0% in 2013 and 2012, respectively.
During 2012, operating expenses in our Energy and Mining segment increased by $5.9 million, or 8.3%, compared to 2011. The primary driver for the increase in operating expenses was additional project management and administrative personnel in the United States and the Middle East to support the significant geographic expansion of this business. Additionally, this segment included $3.2 million and $0.6 million of additional operating expenses from a full year of operations of CRTS and Hockway, respectively. As a percentage of revenues, our Energy and Mining operating expenses were 15.0% for 2012 compared to 17.0% for 2011 due to healthy top line growth and resulting coverage leverage.
Operating Income and Operating Margin
During 2013, we reversed $3.9 million of the contractual earnouts related to CRTS because operating results were below the stated threshold amounts in the purchase agreement, mostly due to delays we have experienced with the Wasit project in Saudi Arabia. In addition, 2013 results also included $5.8 million for costs incurred related to the Company’s acquisition of Brinderson and other acquisition targets. During 2012, we reversed $8.2 million and $1.5 million of the contractual earnouts related to CRTS and Hockway, respectively. 2011 included $2.7 million of acquisition-related costs, $0.8 million of restructuring costs associated with a reduction in force and a $1.7 million reversal of the earnout related to our 2009 acquisition of Bayou.

Operating income decreased $21.6 million, or 36.0%, to $38.4 million in 2013 compared to $60.0 million in 2012. This decrease was due to lower gross margins, primarily in our coating operations in New Iberia, Louisiana and robotic coating operations. Also contributing were lower earnout reversals recorded for CRTS and acquisition-related costs, as previously discussed. Operating margin was 6.8% in 2013 compared to 11.7% in 2012.
During 2012, operating income increased $23.8 million, or 65.8%, compared to $36.2 million in 2011. Operating margin increased 310 basis points to 11.7% in 2012 compared to 8.6% in 2011. The operating income increase during 2012 was due to improved performance across all operations and the earnout reversal recorded for CRTS and Hockway, as previously discussed.

North American Water and Wastewater Segment
Key financial data for our North American Water and Wastewater segment was as follows:

			2013 vs 2012				2012 vs 2011
(dollars in thousands)			Increase (Decrease)				Increase (Decrease)
	2013	2012	$	%		2011	$	%
Revenues	$359,536	$317,338	$42,198	13.3%		$357,507	$(40,169)	(11.2)%
Gross profit	76,697	65,294	11,403	17.5		55,443	9,851	17.8
Gross profit margin	21.3%	20.6%	n/a	70	bp	15.5%	n/a	510	bp
Operating expenses	43,668	43,237	431	1.0		48,191	(4,954)	(10.3)
Restructuring charges	—	—	—	—		503	(503)	(100.0)
Operating income	33,029	22,057	10,972	49.7		6,749	15,308	226.8
Operating margin	9.2%	7.0%	n/a	220	bp	1.9%	n/a	510	bp
Revenues
Revenues increased by $42.2 million, or 13.3%, in 2013 to $359.5 million in our North American Water and Wastewater segment compared to the prior year. The growth came from increased volume across all geographies. Specifically, several crews were added during the year (capitalizing on record backlog levels) and large-diameter footage increased more than 100% compared to the prior year. We also had a favorable project mix from our manufacturing facility, producing 89% more large diameter tube in 2013 than in 2012 to our contracting operations. Third party tube sales were $20.5 million in 2013, an increase of $1.3 million, or 6.9%, from 2012 as a result of increased demand for higher quality manufactured products.
Contract backlog in our North American Water and Wastewater segment at December 31, 2013 was $241.9 million, a $56.9 million, or 30.8%, increase from backlog at December 31, 2012. This segment won multiple large projects during the year in the Midwest and East regions of the United States. We expect domestic market activity and bidding performance to remain strong in 2014.
During 2012, revenues decreased $40.2 million, or 11.2%, to $317.3 million compared to 2011. This decline was primarily the result of reduced backlog in the first half of 2012, part of which reflected a more selective bid targeting and pricing strategy to support gross margin expansion. The largest decline came from the United States contracting regions, which decreased revenues by $32.7 million, or 11.9%. Third party tube sales increased by $2.1 million, or 12.3%, to $19.2 million in 2012 compared to 2011 as a result of continued efforts to supply the market with our high quality manufactured products.
Gross Profit and Gross Profit Margin
Gross profit in our North American Water and Wastewater segment increased $11.4 million, or 17.5%, to $76.7 million in 2013 compared to $65.3 million in 2012. Gross margin percentages increased to 21.3% in 2013 from 20.6% in 2012. The gross margin improvement of 70 basis points was primarily due to improved project mix during 2013, which shifted to more medium and large diameter work. Additionally, the efforts to improve project cost estimating, maintain bidding discipline and focus on strong project management execution contributed to the year’s improved results.
In 2012, gross profit increased by 17.8% to $65.3 million compared to $55.4 million in 2011. Our North American Water and Wastewater segment experienced a number of performance issues during the first half of 2011, which negatively impacted profitability. These issues included isolated poor project management in certain regions and failure in the execution of certain projects primarily in our Atlantic region of the United States. During the second half of 2011, we implemented a number of changes in this segment in order to address these performance issues including reducing our crew levels, enhancing our bidding discipline, re-establishing an organizational commitment to quality in execution and changes in senior management of this segment. These actions were implemented with success during 2012, which saw an increase in gross profit of $9.9 million, or 17.8%, despite an 11.2% decline in revenues. Furthermore, gross profit margins increased to 20.6% in 2012 from 15.5% in 2011. The gross margin improvement of 510 basis points was primarily due to improved project execution, improved bidding discipline and the effects of our efforts to improve our project management organizational structure.
Operating Expenses
Operating expenses in our North American Water and Wastewater segment increased by only $0.4 million, or 1.0%, in 2013 compared to 2012. Operating expenses as a percentage of revenues were 12.1% in 2013, compared to 13.6% in 2012. Despite increased volumes, operating expenses have been flat due to efficiencies gained over the last two years in project management along with operational and administrative realignments.
Operating expenses decreased by $5.0 million, or 10.3%, in 2012 compared to 2011 primarily due to a continued focus on operational efficiencies and resource management including the cost reduction initiatives taken in the second half of 2011. Operating expenses, as a percentage of revenues, were 13.6% in 2012 and 13.5% in 2011.
Operating Income and Operating Margin
Higher gross margin percentages, coupled with increased revenues, led to a $11.0 million, or 49.7%, increase in operating income in our North American Water and Wastewater segment in 2013 compared to 2012. Operating margin was 9.2% and 7.0% in 2013 and 2012, respectfully.
During 2012, operating income increased $15.3 million, or 226.8%, to $22.1 million compared to $6.7 million in 2011. The North American Water and Wastewater segment operating margin increased to 7.0% in 2012 compared to 1.9% in 2011 driven by the higher gross profit margin levels previously discussed.

International Water and Wastewater Segment
Key financial data for our International Water and Wastewater segment was as follows:

			2013 vs 2012				2012 vs 2011
(dollars in thousands)			Increase (Decrease)				Increase (Decrease)
	2013	2012	$	%		2011	$	%
Revenues	$109,602	$111,035	$(1,433)	(1.3)%		$130,734	$(19,699)	(15.1)%
Gross profit	22,283	14,325	7,958	55.6		29,609	(15,284)	(51.6)
Gross profit margin	20.3%	12.9%	n/a	740	bp	22.6%	n/a	(970	)bp
Operating expenses	22,075	22,822	(747)	(3.3)		25,251	(2,429)	(9.6)
Acquisition-related expenses	—	887	(887)	n/m		—	887	n/m
Restructuring charges	—	—	—	—		870	(870)	n/m
Operating income (loss)	208	(9,384)	9,592	102.2		3,488	(12,872)	(369.0)
Operating margin	0.2%	(8.5)%	n/a	870	bp	2.7%	n/a	(1,120	)bp
Revenues
Revenues in our International Water and Wastewater segment decreased $1.4 million, or 1.3%, to $109.6 million in 2013 compared to $111.0 million in 2012. In 2013, we experienced lower volumes in several of our Asian markets including Singapore, where we have substantially completed the legacy projects, and India, where there has been no new large project activity in the last year. In addition, our operations in France and Switzerland experienced a weaker 2013 due to a number of project delays and sustained recessionary impacts. Offsetting these decreases was $5.7 million of work in Malaysia in 2013 compared to $0.9 million in 2012 and growth across the contracting markets in the Netherlands and Spain.
Contract backlog in our International Water and Wastewater segment was $38.2 million at December 31, 2013. This represented a decrease of $18.4 million, or 32.5%, compared to December 31, 2012. The decrease was primarily due to current year installation production in the United Kingdom, France and Malaysia, without any new large project awards. In 2013, backlog levels in Australia were slow to recover as we completed the Sydney contracts and worked to expand the business operation in Queensland. In January 2014, we secured $30.5 million in multi-year term contracts in Melbourne and Newcastle, Australia.
During 2012, revenues in our International Water and Wastewater segment decreased $19.7 million, or 15.1%, compared to $130.7 million in 2011. The decrease was primarily due to our contracting operations, which were impacted by weaker market conditions in nearly all of our geographies. The largest decreases came from our operations in the United Kingdom, the Netherlands, Singapore and Australia. Partially offsetting these decreases was an increase in our third party tube sales and increased revenue from our Hong Kong operations, principally from additional sewer pipeline maintenance work.

Gross Profit and Gross Profit Margin
Gross profit in our International Water and Wastewater segment increased $8.0 million, or 55.6%, to $22.3 million in 2013 compared to $14.3 million in 2012. The increase was primarily due to a reduction of the large losses in Singapore from 2012. During 2013, we reduced losses in Singapore by $5.9 million. We also increased gross profit from our Australian and Malaysian operations by $1.1 million and $2.5 million, respectively, during 2013. Partially offsetting these improvements were decreases in gross profit related to project execution issues in the United Kingdom and Switzerland.
In Asia, we are poised to see improved results as we continue our progress on projects in Malaysia, intelligently expand our opportunities in India and execute on new projects in Australia. In Europe, our prospects for growth are more moderate, but still positive, as we expand our third party product sales and continue to optimize our operational capabilities in select contracting markets in Western Europe.
During 2012, gross profit decreased by $15.3 million, or 51.6%, to $14.3 million in 2012 compared to $29.6 million in 2011 primarily due to the 15.1% decline in revenues. Our Singaporean operation experienced significant project issues as three large contracts were winding down throughout 2012, which negatively impacted gross profit by $7.9 million during 2012 compared to 2011. Additionally, our performance in Australia was slowed by severe weather during the first half of 2012 and increased costs of project execution. Weak economic conditions in Spain and re-work costs on an isolated project in the United Kingdom also contributed to the 970 basis point decrease in gross margin in 2012 compared to 2011.
Operating Expenses
Operating expenses in our International Water and Wastewater segment decreased $0.7 million, or 3.3%, to $22.1 million during 2013 compared to $22.8 million in 2012. Operating expenses as a percentage of revenues were 20.1% in 2013 compared to 20.6% in 2012. Operating expenses in Europe and Asia have been steady as new investments in operational management have been offset by savings from the reduced operations in Singapore and realignment of operations in certain European countries.
During 2012, operating expenses decreased $2.4 million, or 9.6%, compared to 2011, primarily due to volume reductions, closing a facility in the United Kingdom during the second half of 2011 and our continued focus on cost efficiencies in our contracting operations in various countries. Operating expenses as a percentage of revenues increased to 20.6% for 2012, compared to 19.3% for 2011, primarily as a result of the significant decline in revenue. Additionally, as part of our overall restructuring effort in 2011, the International Water and Wastewater segment incurred $0.7 million for severance related costs associated with a reduction in force, primarily in certain of our United Kingdom operations, related to its utility construction crews and support staff.
Operating Income (Loss) and Operating Margin
A 740 basis point improvement in gross margins, driven by lower losses in Singapore and high-margin work in Malaysia, led to a $9.6 million, or 102.2%, improvement in 2013 compared to 2012. Operating margin was 0.2% and (8.5)% during 2013 and 2012, respectfully.
In 2012, operating income decreased $12.9 million, or 369.0%, to a loss of $9.4 million in 2012 from income of $3.5 million in 2011. During 2012, we experienced poor performance in Singapore as we worked to complete legacy projects and decreases in operating income in most of our European operations primarily as a result of poor market conditions, which resulted in project delays and increased competition that lowered gross profit margins. We also incurred $0.9 million of acquisition-related expenses in connection with our purchase of the remaining equity interests held by our joint venture partner in India.

Commercial and Structural Segment
Key financial data for our Commercial and Structural segment was as follows:

			2013 vs 2012				2012 vs 2011
(dollars in thousands)			Increase (Decrease)				Increase (Decrease)
	2013	2012	$	%		2011	$	%
Revenues	$60,163	$74,483	$(14,320)	(19.2)%		$17,114	$57,369	335.2%
Gross profit	20,478	36,530	(16,052)	(43.9)		8,319	28,211	339.1
Gross profit margin	34.0%	49.0%	n/a	(1,500	)bp	48.6%	n/a	40	bp
Operating expenses	25,515	25,522	(7)	—		5,340	20,182	377.9
Earnout reversal	(287)	(365)	(78)	(21.4)		—	365	n/m
Acquisition-related expenses	—	2,237	(2,237)	n/m		3,690	(1,453)	(39.4)
Operating income (loss)	(4,750)	9,136	(13,886)	(152.0)		(711)	9,847	1,385.0
Operating margin	(7.9)%	12.3%	n/a	(2,020	)bp	(4.2)%	n/a	1,650	bp
In connection with our 2011 acquisition of Fyfe NA, we established the Commercial and Structural segment. During January and April 2012, we completed the acquisitions of the Fyfe Group’s Latin America and Asian operations, respectively.
Revenues
Revenues in our Commercial and Structural segment decreased $14.3 million, or 19.2%, to $60.2 million for 2013 compared to 2012. Our United States operations declined $21.1 million primarily due to the lower workable backlog. Partially offsetting this decrease was a $2.7 million increase in our Canadian operation due to a large material order and a $4.4 million increase in our Asian operations due to stronger project activity in Singapore and Hong Kong.
Our North American business struggled to build momentum in the United States throughout 2013 primarily due to the departure in late 2012 of several key leaders in sales and operations, primarily in the pipeline business. The departures resulted in: (1) lower workable backlog from a stall in sales activity that is being addressed by the ongoing investment in the sales organization; and (2) performance issues on certain projects and stranded fixed costs from lower revenue. The departures caused disruption in the organization, significantly extending the time needed for the investments made in the sales and operations functions to take hold. Similar to the efforts with North American Water and Wastewater in 2010 and 2011, efforts are underway to institute best-in-class project management and estimating to improve consistency. These efforts are expected to lead to improved sales acquisitions, bidding and project execution in 2014.
Contract backlog in our Commercial and Structural segment was $49.8 million at December 31, 2013. This represented a decrease of $1.0 million, or 2.0%, compared to December 31, 2012. North American backlog increased primarily due to improved sales activity during the fourth quarter of 2013. In Asia, backlog decreased due to the backlog burn of current projects and delays in new project releases. We anticipate an increase in the number of project opportunities, both domestically and internationally, including pipeline projects, which will be bid in the coming months, including in our international markets.
Gross Profit and Gross Profit Margin
Gross profit in our Commercial and Structural segment decreased $16.1 million, or 43.9%, during 2013 compared to 2012, primarily as a result of lower backlog levels, including reduced levels of higher margin pipeline projects, coupled with project performance issues relative to project bids. Partially offsetting this decline was a $0.8 million increase from our Canadian operations driven by revenue growth. Gross profit margins declined 1,500 basis points during 2013 due to the project performance issues and the lower margin mix compared to 2012. We are focused on investments in sales, engineering and operations to increase our growth opportunities and improve backlog and execution capabilities.
Operating Expense
Operating expenses in our Commercial and Structural segment were essentially the same in 2013 and 2012, despite the full year inclusion of operating expenses from Fyfe Group’s Latin America and Asian operations. This was primarily due to controlling costs during 2013 as revenues were down year over year. Operating expenses as a percentage of revenues were 42.4% and 34.3% in 2013 and 2012, respectively. Our operating expense as a percentage of revenue is higher in this segment compared to our other segments due to the investments being made in this segment to build the infrastructure necessary to achieve our growth objectives.
Operating Income (Loss) and Operating Margin
The revenue decline and margin compression, partially offset by no acquisition expense, led to a $13.9 million decrease in operating income in 2013 compared to 2012. Commercial and Structural operating margins declined to (7.9)% in 2013 from

12.3% in 2012. The financial results in 2012 were significantly higher than 2011 as a result of a full year’s operations compared to only four months of operations for our North American business during 2011.
During 2013 and 2012, we reversed $0.3 million and $0.4 million, respectively, of the contractual earnouts related to Fyfe LA because operating results were below the stated threshold amounts in the purchase agreement. During 2012, we incurred $2.2 million of acquisition-related expenses in connection with the acquisitions of Fyfe Asia and Fyfe LA. The 2011 time period represents financial results from the date of acquisition of Fyfe NA (approximately four months). During 2011, we incurred $3.7 million of acquisition-related expenses for this business as well as current and former acquisition targets.

Other Income (Expense)
Interest Income and Expense
Interest income decreased $0.2 million to $0.3 million in 2013 compared to $0.5 million in 2012, due to low interest rates on bank deposits. Interest expense increased by $3.1 million to $13.2 million in 2013 compared to $10.1 million in 2012 as outstanding loan principal balances increased year over year due to our July 1, 2013 acquisition of Brinderson. In 2013, we entered into a new $650 million credit facility in connection with our acquisition of Brinderson. Interest expense in 2013 also included $2.0 million in arrangement fees associated with securing our new $650 million senior secured credit facility.
During 2012, interest income increased $0.2 million from $0.3 million in 2011, primarily due to higher cash balances throughout the year. Interest expense decreased by $4.9 million to $10.1 million in 2012 compared to $15.0 million in 2011. In 2011, we entered into a new $500.0 million credit facility consisting of a $250.0 million five-year revolving credit line and a $250.0 million five-year term loan facility. Interest expense in 2011 included a $5.7 million “make-whole” payment for our redemption of previously issued Senior Notes and the write-off of $1.1 million of unamortized debt issuance costs from our old credit facility.
Other Income (Expense)
Other income increased $6.3 million in 2013 compared to 2012 due to the $11.3 million gain recognized on the sale of our fifty percent (50%) interest in our German joint venture in the second quarter of 2013. Partially offsetting this increase were higher foreign currency losses resulting from the revaluation of certain asset and liability balances and a non-cash charge of $2.7 million related to the write-down of the investment in our Bayou joint venture as part of the purchase price accounting associated with our 2009 acquisition of Bayou. The non-cash charge represents our current estimate of the difference between the carrying value of the investment on our balance sheet and the amount we expect to receive in connection with the exercise option (as discussed in Note 1 to the consolidated financial statements contained in this report).
In 2012, other income decreased by $3.3 million to $1.4 million of expense compared to $1.9 million of income in 2011. This decrease was primarily due to a one-time foreign currency translation adjustment during 2011.

Taxes on Income
Our effective tax rate was 20.6% and 26.3% in 2013 and 2012, respectively, both of which were lower than the U.S. federal statutory rate primarily due to significant income in jurisdictions with rates lower than the United States. The lower effective tax rate for 2013 compared to 2012 was primarily due to a shift in the mix of earnings towards foreign jurisdictions.
Our deferred tax liabilities in excess of deferred tax assets were $30.9 million at December 31, 2013, including a $7.8 million valuation allowance primarily related to foreign net operating losses. Deferred tax assets include $0.5 million of foreign tax credit carryforwards, of which $0.5 million has no expiration date, and $9.5 million in federal, state and foreign net operating loss carryforwards, net of applicable valuation allowances, of which $4.2 million has no expiration date and $5.3 million will expire between the years of 2014 and 2032.

Equity in Earnings of Affiliated Companies
Equity in earnings of affiliated companies was $5.2 million, $6.4 million and $3.5 million in 2013, 2012 and 2011, respectively. The decrease during 2013 was primarily due to the sale of our former German joint venture in the second quarter of 2013, partially offset by increased project activity from Bayou Coating, our pipe coating joint venture in Baton Rouge, Louisiana. The increase during 2012 was primarily due to a $2.7 million increase in earnings from Bayou Coating.

Non-controlling Interests
Income attributable to non-controlling interests was $1.2 million, $4.2 million and $1.1 million in 2013, 2012 and 2011, respectively. The decrease during 2013 was due to lower results from our United Pipeline System joint ventures in Morocco and Mexico. The increase during 2012 was primarily related to the increased activity from our newly formed joint venture in Morocco and the noncontrolling interests of entities acquired in our 2012 purchases of Fyfe Asia and Fyfe LA. Additionally, during the fourth quarter of 2012, we purchased the remaining equity interest in our India joint venture.

Loss from Discontinued Operations
Loss from discontinued operations was $6.5 million, $1.7 million and $0.6 million in 2013, 2012 and 2011, respectfully. Our BWW business ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. As a result of the closure of this business, we recognized a pre-tax, non-cash charge of approximately $3.9 million ($2.4 million after-tax, or $0.06 per diluted share), to reflect the impairment of goodwill and intangible assets. The Company also recognized additional non-cash impairment charges for equipment and other assets of approximately $0.7 million on a pre-tax basis ($0.4 million on an after-tax basis; $0.01 per diluted share).

Liquidity and Capital Resources
Cash and Equivalents

	December 31, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$158,045	$133,676
Restricted cash	483	382
Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments and compensating balances for bank undertakings in Europe.
Sources and Uses of Cash
We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, working capital, debt service, potential acquisitions and share repurchases. During 2013, capital expenditures were primarily for our new insulation facility in Louisiana and for supporting growth in our Energy and Mining operations, along with equipment needed to expand our operational capability in the Middle East. For 2013, we experienced decreased levels of capital expenditures compared to 2012 due to the completion of the two large capital projects in our coating operations. We spent a total of $4.0 million and $23.6 million on these projects in 2013 and 2012, respectively, which was partially funded by our joint venture partners.
At December 31, 2013, our cash balances were located worldwide for working capital and support needs. Given our extensive international operations, approximately 54.9% of our cash is denominated in currencies other than the United States dollar. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our intention is to permanently reinvest these earnings.
Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At December 31, 2013, we believe our net accounts receivable and our costs and estimated earnings in excess of billings as reported on our consolidated balance sheet are fully collectible. At December 31, 2013, we had certain net receivables (as discussed in the following paragraph) that we believe will be collected but are being disputed by the customer in some manner, which has impacted or may meaningfully impact the timing of collection or require us to invoke our contractual rights to an arbitration or mediation process, or take legal action. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.
As of December 31, 2013, we had approximately $21.0 million in receivables related to certain projects in Hong Kong, Texas, Georgia, India and Morocco that have been delayed in payment. We are in various stages of discussions, arbitration and/or litigation with the project clients regarding such receivables. Additionally, we had $4.6 million of receivables with a single customer associated with a large fabrication project at our Bayou Welding Works business and recorded within discontinued operations. These receivables have been outstanding for various periods dating back to 2009 through 2013. As of December 31, 2013, we had not reserved or written-off any of the balances related to these receivables, as management believes that these receivables are fully collectible. In each of the above instances, the customer has failed to meet its payment obligations in the timeframe set forth in the respective contracts. The Company believes that it has performed its obligations pursuant to such contracts. The Company believes the likelihood of success in each of these cases is probable and the Company is vigorously defending its position. As of December 31, 2012, we had approximately $16.0 million in receivables related to certain of these projects, which were delayed in payment. During 2013, we collected approximately $1.1 million of the receivables associated with the projects in India and $1.4 million in Hong Kong.
Management believes that these outstanding receivables are fully collectible and a significant portion of the receivables will be collected within the next twelve months.
Cash Flows from Operations
Cash flows from operating activities of continuing operations provided $88.1 million in 2013 compared to $111.0 million provided in 2012. The decrease in operating cash flow from 2013 to 2012 was primarily related to lower net income and significant improvements in working capital management in 2012. Also, in 2013, we incurred $5.8 million in acquisition-related expenses compared to $3.1 million in 2012.
Working capital provided $8.7 million of cash during 2013 compared to $31.5 million provided in 2012. The primary reasons for the positive cash flow in 2013 were our continued focus on cash management practices and progress on collecting receivable balances. During 2013, we improved our DSO by more than ten days as we continued our emphasis on cash collection processes initiated during 2012. During 2012, we improved our DSO by six days. Also we received $10.7 million and $11.0 million in 2013 and 2012, respectively, as a return on equity from our affiliated companies. Excluding the change in receivables and the return on equity from affiliated companies, the other elements of working capital used $10.2 million in cash in 2013 primarily due to increased deposits and prepaids from large international projects. In 2012, improved cash management policies resulted in a $12.6 million positive inflow from accounts payable and accrued expenses.
Unrestricted cash increased to $158.0 million at December 31, 2013 from $133.7 million at December 31, 2012.
Cash Flows from Investing Activities
Investing activities from continuing operations used $150.1 million and $82.3 million of cash in 2013 and 2012, respectively. We used $26.1 million in cash for capital expenditures in 2013 compared to $44.7 million in the prior year period. The higher capital expenditures during 2012 were primarily for our Bayou Wasco Insulation, LLC (“Bayou Wasco”) and BPPC joint ventures. During 2013, we sold our equity interests in our German joint venture for a total sale price of €14 million (approximately $18.3 million) and used $143.8 million to acquire Brinderson (net of $3.8 million cash acquired). In 2013 and 2012, $1.4 million of non-cash capital expenditures were included in accounts payable and accrued expenditures. Capital expenditures in 2013 and 2012 were partially offset by $3.4 million and $4.4 million, respectively, in proceeds received from fixed asset disposals. During 2012, we used $39.4 million to acquire Fyfe Asia (net of cash acquired) and $3.0 million to acquire Fyfe LA (net of cash acquired), $0.5 million to complete the final working capital adjustments for Fyfe NA and received $1.0 million from the Hockway sellers due to a favorable working capital adjustment in connection with the acquisition agreement provisions.
During 2014, we anticipate that we will spend approximately $30.0 - $35.0 million for capital expenditures.
Cash Flows from Financing Activities
Cash flows from financing activities provided $98.9 million during 2013 compared to $0.2 million provided in 2012. During 2013, we entered into a new credit facility and borrowed $147.6 million (not including $3.8 million in cash aquired) to fund the purchase of Brinderson and used $5.0 million for facility financing fees. In 2013 and 2012, we used cash of $27.6 million and $12.3 million, respectively, to repurchase 1.2 million and 0.7 million shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 6 to the consolidated financial statements contained in this report. Additionally, in 2013 and 2012, we used cash of $21.3 million and $25.0 million, respectively, to pay down the principal balance of our term loans as discussed in Note 5 to the consolidated financial statements contained in this report. Also in 2012, we borrowed $26.0 million to fund the purchase of Fyfe Asia and for working capital and joint venture investments, and we received $7.2 million in proceeds on notes payable and $4.9 million from our non-controlling interest partners, primarily for their portion of the capital expenditures of our new joint ventures.
Long-Term Debt
In July 2013, in connection with closing the Brinderson acquisition, we entered into a new $650.0 million senior secured credit facility with a syndicate of banks. Bank of America, N.A. served as the administrative agent. Merrill Lynch Pierce Fenner & Smith Incorporated, JPMorgan Securities LLC and U.S. Bank National Association acted as joint lead arrangers and joint book managers in the syndication of the Credit Facility. The Credit Facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility, each with a maturity date of July 1, 2018. We borrowed the entire term loan and drew $35.5 million against the revolving line of credit from the Credit Facility on July 1, 2013 for the following purposes: (1) to pay the $147.6 million cash purchase price for our acquisition of Brinderson, L.P., which closed on July 1, 2013; (2) to retire

$232.3 million in indebtedness outstanding under our prior credit facility; and (3) to fund expenses associated with the Credit Facility and the Brinderson acquisition. Additionally, we used $7.0 million of cash on hand to fund these transactions. This Credit Facility replaced our $500.0 million credit facility entered into on August 31, 2011 (the “Old Credit Facility”).
Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on our consolidated leverage ratio. We can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on our consolidated leverage ratio. The applicable one month LIBOR borrowing rate (LIBOR plus our applicable rate) as of December 31, 2013 was approximately 2.68%.
Our indebtedness at December 31, 2013 consisted of $341.3 million outstanding from the $350.0 million term loan under the Credit Facility and $35.5 million on the line of credit under the Credit Facility. Additionally, we and Wasco Coatings UK Ltd. (“Wasco Energy”) loaned Bayou Wasco $14.0 million for the purchase of capital assets in 2012 and 2013, of which $6.9 million was designated as third-party debt in the consolidated financial statements. In February 2014, we and Wasco Energy agreed to a five-year term on the funds loaned; therefore, the amounts have been reclassified to long-term debt as of December 31, 2013. In connection with the formation of BPPC, we and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January 2012, we and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. Of such amount, $4.9 million was designated as third-party debt in our consolidated financial statements. We also held $0.1 million of third party notes and bank debt at December 31, 2013.
As of December 31, 2013, we had $18.2 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $10.2 million was collateral for the benefit of certain of our insurance carriers and $8.0 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
In July 2013, we entered into an interest rate swap agreement for a notional amount of $175.0 million that is set to expire in July 2016. The notional amount of this swap mirrors the amortization of a $175.0 million portion of our $350.0 million term loan drawn from the Credit Facility. The swap requires us to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount, and provides that we receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $175.0 million notional amount. The annualized borrowing rate of the swap at December 31, 2013 was approximately 2.17%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of our term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.
Our Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. At December 31, 2013, based upon the financial covenants, we had the capacity to borrow up to approximately $145.2 million of additional debt under our Credit Facility. See Note 5 to the consolidated financial statements contained in this report for further discussion on our debt covenants. We were in compliance with all covenants at December 31, 2013.
We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances and additional short- and long-term borrowing capacity for the next 12 months. We expect cash generated from operations to improve in 2014 due to anticipated increased profitability, improved working capital management initiatives and additional cash flows generated from businesses acquired in 2011, 2012 and 2013.

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

The following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2013. This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases (in thousands):

	Payments Due by Period
Cash Obligations (1) (2) (3) (4) (5)	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt and notes payable	$388,640	$22,024	$31,131	$30,625	$40,500	$264,360	$—
Interest on long-term debt	33,292	8,576	7,955	7,144	6,346	3,271	—
Operating leases	51,268	17,559	13,509	8,940	5,457	3,082	2,721
Total contractual cash obligations	$473,200	$48,159	$52,595	$46,709	$52,303	$270,713	$2,721
___________________

(1)
Cash obligations are not discounted. See Notes 5 and 9 to the consolidated financial statements contained in this report regarding our long-term debt and credit facility and commitments and contingencies, respectively.

(2)	Interest on long-term debt was calculated using the current annualized rate on our long-term debt as discussed in Note 5 to the consolidated financial statements contained in this report.

(3)	At December 31, 2013, we had $0.7 million in earnout and contingent liabilities that are expected to be paid out in the first quarter of 2014.

(4)
Liabilities related to Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, have not been included in the table above because we are uncertain as to if or when such amounts may be settled.

(5)	There were no material purchase commitments at December 31, 2013.

Off-Balance Sheet Arrangements
We use various structures for the financing of operating equipment, including borrowings and operating leases. All debt is presented in the balance sheet. Our future commitments were $473.2 million at December 31, 2013. We have no other off-balance sheet financing arrangements or commitments. See Note 9 to the consolidated financial statements contained in this report regarding commitments and contingencies.

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
Revenue Recognition
We recognize revenues and costs as construction, engineering and installation contracts progress using the percentage-of-completion method of accounting, which relies on total expected contract revenues and estimated total costs. Under this method, estimated contract revenues and resulting gross profit margin are recognized based on actual costs incurred to date as a percentage of total estimated costs. We follow this method since reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and gross profit are subject to revisions as the contract progresses to completion. Total estimated costs, and thus contract gross profit, are impacted by changes in productivity, scheduling and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, customer needs, customer delays in providing approvals, labor availability, governmental regulation and politics also may affect the progress and estimated cost of a project’s completion and thus the timing of revenue recognition and gross profit. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. The effects of any changes in estimates are disclosed in the notes to the consolidated financial statements and in the Management’s Discussion and Analysis section of the report, if material. When current estimates of total contract costs indicate that the contract will result in a loss, the projected loss is recognized in full in the period in which the loss becomes evident. Revenues from change orders, extra work and variations in the scope of work are recognized when it is probable that they will result in additional contract revenue and when the amount can be reliably estimated. Given the uncertainties associated with some of our contracts, it is possible for actual costs to vary from estimates previously made. Revisions to estimates could result in the reversal of revenues and gross profit previously recognized. For the year ended December 31, 2013, approximately 75% of our revenues were derived from percentage-of-completion accounting.
Revenues from Brinderson are derived mainly from multiple engineering and construction type contracts, as well as maintenance contracts, under multi-year long-term Master Service Agreements and alliance contracts. Brinderson enters into contracts with its customers that contain three principal types of pricing provisions: time and materials, cost plus fixed fee and fixed price. Although the terms of these contracts vary, most are made pursuant to cost reimbursable contracts on a time and materials basis under which revenues are recorded based on costs incurred at agreed upon contractual rates. Brinderson also performs services on a cost plus fixed fee basis under which revenues are recorded based upon costs incurred at agreed upon rates and a proportionate amount of the fixed fee or percentage stipulated in the contract.
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
Equity-Based Compensation
We record expense for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options and stock units, based on the fair value recognition provisions contained in FASB ASC 718, Compensation-Stock Compensation (“FASB ASC 718”). The fair value of stock option awards is determined using an option pricing model that is based on established principles of financial economic theory. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for valuation of stock option awards. Volatility and expected term assumptions are based on our historical experience. The risk-free rate is based on a U.S. Treasury note with a maturity similar to the option award’s expected term. The fair value of restricted stock, restricted stock unit and deferred stock unit awards is determined using our closing stock price on the award date. The shares of restricted stock and restricted stock units that were awarded during 2013 are subject to service restrictions. We make forfeiture rate assumptions in connection with the valuation of restricted stock and restricted stock unit awards that could be different than actual experience. Additionally, during 2013, we awarded three-year performance based stock unit awards for a number of our key employees. These awards are subject to performance and service restrictions. The awards contain financial targets for each year in the three-year performance period as well as cumulative totals. These awards have a threshold, target and maximum amount of shares that could be awarded based on our financial results for each year. The awards allow an employee to earn back a portion of the shares that were unearned in a prior year, if cumulative performance targets are met. Discussion of our application of FASB ASC 718 is described in Note 7 to the consolidated financial statements contained in this report.
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
We recognize tax liabilities in accordance with FASB ASC 740 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. While we believe the resulting tax balances as of December 31, 2013 and 2012 were appropriately accounted for in accordance with FASB ASC 740, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material.

We have recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries of approximately $291.4 million, which are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to the indefinitely reinvested profits is not feasible. A deferred tax asset is recognized only if we have definite plans to generate a U.S. tax benefit by repatriating earnings in the foreseeable future.
Goodwill
Under FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”), we assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Our annual assessment was last completed as of October 1, 2013. An impairment charge will be recognized to the extent that the implied fair value of a reporting unit is less than its carrying value. Factors that could potentially trigger an impairment review include (but are not limited to):

•	significant underperformance of a segment relative to expected, historical or forecasted operating results;

•	significant negative industry or economic trends;

•	significant changes in the strategy for a segment including extended slowdowns in the segment’s market;

•	a decrease in our market capitalization below our book value; and

•	a significant change in regulations.
Our recorded goodwill by reportable segment was as follows at December 31, 2013 (in millions):

Energy and Mining	$138.6
North American Water and Wastewater	101.6
International Water and Wastewater	28.5
Commercial and Structural	65.5
Total goodwill	$334.2
In accordance with the provisions of FASB ASC 350, we determined the fair value of our reporting units at the annual impairment assessment date and compared such fair value to the carrying value of those reporting units to determine if there were any indications of goodwill impairment. For 2013, our reporting units for purposes of assessing goodwill were North American Water and Wastewater, European Water and Wastewater, Asia-Pacific Water and Wastewater, United Pipeline Systems, Bayou, Corrpro, CRTS, Brinderson and the Commercial and Structural group. For purposes of our goodwill testing in 2013, we had nine reporting units; however, we aggregated Fyfe North America, Fyfe Asia and Fyfe Latin America, which are all part of our Commercial and Structural reporting segment, to form a single reporting unit. During our annual impairment testing in 2013, we tested goodwill for impairment for all three Fyfe reporting units individually and in the aggregate, in addition to testing the goodwill associated with the other eight reporting units. There were no indications of impairment of goodwill noted during this testing. Going forward, our annual impairment test will be performed at the Commercial and Structural reporting unit level.
Fair value of reporting units is determined using a combination of two valuation methods: a market approach and an income approach with each method given equal weight in determining the fair value assigned to each reporting unit. Absent an indication of fair value from a potential buyer or similar specific transaction, we believe the use of these two methods provides a reasonable estimate of a reporting unit’s fair value. Assumptions common to both methods are operating plans and economic outlooks, which are used to forecast future revenues, earnings and after-tax cash flows for each reporting unit. These assumptions are applied consistently for both methods.
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
The income approach is based on forecasted future (debt-free) cash flows that are discounted to present value using factors that consider timing and risk of future cash flows. Management believes this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. Discounted cash flow projections are based on financial forecasts developed from operating plans and economic outlooks, growth rates, estimates of future expected changes in operating margins, terminal value growth rates, future capital expenditures and changes in working capital requirements. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in our weighted average cost of capital or changes in operating performance.

The discount rate applied to the estimated future cash flows is one of the most significant assumptions utilized under the income approach. Management determines the appropriate discount rate for each of its reporting units based on the Weighted Average Cost of Capital (“WACC”) for each individual reporting unit. The WACC takes into account both the pre-tax cost of debt and cost of equity (a major component of the cost of equity is the current risk-free rate on twenty year U.S. Treasury bonds). As each reporting unit has a different risk profile based on the nature of its operations, including market-based factors, the WACC for each reporting unit may differ. Accordingly, the WACCs were adjusted, as appropriate, to account for company specific risk premiums. The discount rates used for calculating the fair values in our October 2013 goodwill review were commensurate with the risks associated with each reporting unit and ranged from 13.0% to 16.5%.
Other significant assumptions used in our October 2013 goodwill review included: (i) annual revenue growth rates generally ranging from 2% to 17%; (ii) sustained or slightly increased gross margins; (iii) peer group EBITDA multiples; and (iv) terminal values for each reporting unit using a long-term growth rate of 1% to 3.5%. If actual results differ from estimates used in these calculations, we could incur future impairment charges.
During our assessment of our reporting units’ fair values in relation to their respective carrying values, at the high end, five had a fair value in excess of 30% of their carrying value and, at the low end, two were within 10% percent of their carrying value. These two reporting units were Bayou and Fyfe North America, whose fair value exceeded their carrying value by 2.8% and 5.4%, respectively. Due to a lack of project activity available in the Gulf of Mexico market, customer-driven project delays and discontinued operations, the fair value of the Bayou reporting unit decreased $32.3 million, or 17.2%, from the prior year analysis. The impairment analysis includes an annual revenue growth rate of 10%; however, only a modest increase in revenue is contemplated in year one, but at a level that is still below our five-year average, and higher growth rates thereafter due to visibility of larger bidding opportunities in the Gulf of Mexico. The analysis also assumes a weighted average cost of capital of 13.5% and a long-term growth rate of 3%. For Fyfe North America, the values derived from both the income approach and market approach decreased from the prior year analysis; however, the overall fair value of the reporting unit increased 2.7% from the prior year due to a difference in working capital levels as of the valuation dates. The assumptions used in the impairment analysis include an annual revenue growth rate of 17%, due to the low revenue levels achieved in 2013, a weighted average cost of capital of 16.0% and a long-term growth rate of 3.5%. The total value of goodwill recorded at the impairment testing date for these two reporting units was $72.9 million.
As with all of our reporting units, we continuously monitor potential triggering events that may cause an interim impairment valuation.

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
Interest Rate Risk
The fair value of our cash and short-term investment portfolio at December 31, 2013 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at December 31, 2013 was variable rate debt. We partially mitigate interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt.
At December 31, 2013, the estimated fair value of our long-term debt was approximately $380.1 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at December 31, 2013 would result in a $2.1 million increase in interest expense.
Foreign Exchange Risk
We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At December 31, 2013, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $8.8 million impact to our equity through accumulated other comprehensive income.
In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At December 31, 2013, there were no material foreign currency hedge instruments outstanding. See Note 10 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.
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

Under the supervision and with the participation of Company management, including the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer), an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In performing this evaluation, management employed the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992).

Based on the criteria set forth in Internal Control – Integrated Framework (1992), management, including the Company’s Chief Executive Officer and its Chief Financial Officer, has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The scope of management’s evaluation did not include our recent acquisition of Brinderson, L.P. Brinderson, L.P. is a wholly-owned subsidiary whose total assets and total revenues represented 12.9% and 9.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

Company management does not expect that its system of internal control over financial reporting and procedures will prevent all misstatements due to inherent limitations. Therefore, management’s assessment provides reasonable, but not absolute, assurance that misstatements will be prevented and/or detected by the established internal control and procedures over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

/s/ J. Joseph Burgess
J. Joseph Burgess President and Chief Executive Officer (Principal Executive Officer)

/s/ David A. Martin
David A. Martin Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aegion Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Aegion Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Brinderson, L.P. from its assessment of internal control over financial reporting as of December 31, 2013 because this entity was acquired by the Company in purchase business combination during 2013. We have also excluded Brinderson, L.P. from our audit of internal control over financial reporting. Brinderson, L.P. is a wholly-owned subsidiary whose total assets and total revenues represented 12.9% and 9.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

Saint Louis, Missouri
February 28, 2014

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	2013	2012	2011
Revenues	$1,091,420	$1,016,831	$925,766
Cost of revenues	844,399	773,077	723,087
Gross profit	247,021	243,754	202,679
Operating expenses	178,483	168,846	150,149
Earnout reversal	(4,175)	(10,019)	(1,700)
Acquisition-related expenses	5,831	3,124	6,372
Restructuring charges	—	—	2,151
Operating income	66,882	81,803	45,707
Other income (expense):
Interest expense	(13,169)	(10,071)	(14,973)
Interest income	325	505	334
Other	4,964	(1,371)	1,902
Total other expense	(7,880)	(10,937)	(12,737)
Income before taxes on income	59,002	70,866	32,970
Taxes on income	12,154	18,663	8,184
Income before equity in earnings of affiliated companies	46,848	52,203	24,786
Equity in earnings of affiliated companies	5,159	6,359	3,471
Income from continuing operations	52,007	58,562	28,257
Loss from discontinued operations	(6,461)	(1,713)	(587)
Net income	45,546	56,849	27,670
Non-controlling interests	(1,195)	(4,188)	(1,123)
Net income attributable to Aegion Corporation	$44,351	$52,661	$26,547

Earnings per share attributable to Aegion Corporation:
Basic:
Income from continuing operations	$1.31	$1.38	$0.68
Loss from discontinued operations	(0.17)	(0.04)	(0.01)
Net income	$1.14	$1.34	$0.67
Diluted:
Income from continuing operations	$1.30	$1.37	$0.68
Loss from discontinued operations	(0.17)	(0.04)	(0.01)
Net income	$1.13	$1.33	$0.67

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2013	2012	2011
Net income	$45,546	$56,849	$27,670
Other comprehensive income:
Currency translation adjustments	(13,428)	9,691	(12,691)
Pension activity, net of tax(1)	38	154	(551)
Deferred loss on hedging activity, net of tax(2)	(255)	(134)	(135)
Total comprehensive income	31,901	66,560	14,293
Less: comprehensive income attributable to noncontrolling interests	(749)	(4,501)	3
Comprehensive income attributable to Aegion Corporation	$31,152	$62,059	$14,296
__________________________

(1)	Amounts presented net of tax of $11, $46, and $(184) for the years ended December 31, 2013, 2012, and 2011, respectively.

(2)	Amounts presented net of tax of $(168), $(89) and $(88) for the years ended December 31, 2013, 2012 and 2011, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$158,045	$133,676
Restricted cash	483	382
Receivables, net	231,775	232,854
Retainage	30,831	30,172
Costs and estimated earnings in excess of billings	79,999	67,740
Inventories	58,768	59,123
Prepaid expenses and other current assets	38,522	27,728
Current assets of discontinued operations	5,435	8,986
Total current assets	603,858	560,661
Property, plant & equipment, less accumulated depreciation	182,303	183,163
Other assets
Goodwill	334,180	272,294
Identified intangible assets, less accumulated amortization	209,283	159,629
Investments	9,101	19,181
Deferred income tax assets	6,957	7,989
Other assets	14,315	8,153
Total other assets	573,836	467,246
Non-current assets of discontinued operations	2,921	6,824
Total Assets	$1,362,918	$1,217,894

Liabilities and Equity
Current liabilities
Accounts payable	$80,417	$74,724
Accrued expenses	90,966	79,580
Billings in excess of costs and estimated earnings	24,978	31,552
Current maturities of long-term debt and line of credit	22,024	33,775
Current liabilities of discontinued operations	2,070	4,885
Total current liabilities	220,455	224,516
Long-term debt, less current maturities	366,616	221,848
Deferred income tax liabilities	38,217	39,790
Other non-current liabilities	10,512	15,620
Non-current liabilities of discontinued operations	197	—
Total liabilities	635,997	501,774

(See Commitments and Contingencies: Note 9)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 37,983,114 and 38,952,561, respectively	380	390
Additional paid-in capital	236,128	257,209
Retained earnings	470,808	426,457
Accumulated other comprehensive income	2,052	15,260
Total stockholders’ equity	709,368	699,316
Non-controlling interests	17,553	16,804
Total equity	726,921	716,120
Total Liabilities and Equity	$1,362,918	$1,217,894
The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE, December 31, 2010	39,246,015	$392	$251,578	$347,249	$18,113	$9,375	$626,707
Net income	—	—	—	26,547	—	1,123	27,670
Issuance of common stock upon stock option exercises, including tax benefit	128,052	1	3,610	—	—	—	3,611
Restricted shares issued	168,018	2	—	—	—	—	2
New shares issued	246,760	2	3,998	—	—	—	4,000
Issuance of shares pursuant to restricted stock units	9,934	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	20,640	—	—	—	—	—	—
Forfeitures of restricted shares	(140,448)	—	—	—	—	—	—
Repurchase of common stock	(326,596)	(3)	(4,997)	—	—	—	(5,000)
Equity-based compensation expense	—	—	6,491	—	—	—	6,491
Investment by non-controlling interests	—	—	—	—	—	546	546
Distribution to non-controlling interests	—	—	—	—	—	(1,661)	(1,661)
Currency translation adjustment and derivative transactions, net	—	—	—	—	(12,251)	(1,126)	(13,377)
BALANCE, December 31, 2011	39,352,375	$394	$260,680	$373,796	$5,862	$8,257	$648,989

Net income	—	—	—	52,661	—	4,188	56,849
Issuance of common stock upon stock option exercises, including tax benefit	52,676	1	1,175	—	—	—	1,176
Restricted shares issued	239,523	2	—	—	—	—	2
Issuance of shares pursuant to restricted stock units	15,177	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	34,132	—	—	—	—	—	—
Forfeitures of restricted shares	(36,325)	—	—	—	—	—	—
Repurchase of common stock	(704,997)	(7)	(12,301)	—	—	—	(12,308)
Equity-based compensation expense	—	—	6,767	—	—	—	6,767
Investment by non-controlling interests	—	—	—	—	—	4,939	4,939
Purchase of non-controlling interests	—	—	888	—	—	(893)	(5)
Currency translation adjustment and derivative transactions, net	—	—	—	—	9,398	313	9,711
BALANCE, December 31, 2012	38,952,561	$390	$257,209	$426,457	$15,260	$16,804	$716,120

Net income	—	—	—	44,351	—	1,195	45,546
Issuance of common stock upon stock option exercises, including tax benefit	29,511	—	899	—	—	—	899
Restricted shares issued	435,025	4	—	—	—	—	4
Issuance of shares pursuant to restricted stock units	13,761	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	7,029	—	—	—	—	—	—
Forfeitures of restricted shares	(236,388)	(2)	—	—	—	—	(2)
Repurchase of common stock	(1,218,385)	(12)	(27,636)	—	—	—	(27,648)
Equity-based compensation expense	—	—	5,647	—	—	—	5,647
Currency translation adjustment and derivative transactions, net	—	—	9	—	(13,208)	(446)	(13,645)
BALANCE, December 31, 2013	37,983,114	$380	$236,128	$470,808	$2,052	$17,553	$726,921
The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$45,546	$56,849	$27,670
Loss from discontinued operations	6,461	1,713	587
	52,007	58,562	28,257
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	40,329	37,658	35,532
Gain on sale of fixed assets	(816)	(397)	(373)
Equity-based compensation expense	5,647	6,767	6,491
Deferred income taxes	(2,675)	(3,004)	(2,648)
Equity in earnings of affiliated companies	(5,159)	(6,359)	(3,471)
Debt issuance costs	1,964	—	—
Earnout reversal	(4,175)	(10,019)	(1,700)
Gain on sale of interests in German joint venture	(11,771)	—	—
Loss (gain) on foreign currency transactions	2,425	1,049	(1,155)
Other	1,588	(4,793)	(2,915)
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	(102)	(299)	663
Return on equity of affiliated companies	10,691	11,034	7,018
Receivables net, retainage and costs and estimated earnings in excess of billings	8,222	7,875	(37,236)
Inventories	(736)	(3,376)	(5,974)
Prepaid expenses and other assets	(9,685)	2,754	2,495
Accounts payable and accrued expenses	2,604	12,634	(789)
Other operating	(2,293)	865	(2,046)
Net cash provided by operating activities of continuing operations	88,065	110,951	22,149
Net cash provided by (used in) operating activities of discontinued operations	(3,761)	(230)	735
Net cash provided by operating activities	84,304	110,721	22,884

Cash flows from investing activities:
Capital expenditures	(26,085)	(44,738)	(21,271)
Proceeds from sale of fixed assets	3,435	4,401	755
Patent expenditures	(2,032)	(552)	(1,130)
Sale of interests in German joint venture	18,300	—	—
Purchase of Brinderson, net of cash acquired	(143,763)	—	—
Purchase of Fyfe Latin America, net of cash acquired	—	(3,048)	—
Purchase of Fyfe Asia, net of cash acquired	—	(38,841)	—
Purchase of CRTS, Hockway and Fyfe North America, net of cash required	—	516	(144,134)
Net cash used in investing activities of continuing operations	(150,145)	(82,262)	(165,780)
Net cash provided by (used in) investing activities of discontinued operations	845	(1,156)	(283)
Net cash used in investing activities	(149,300)	(83,418)	(166,063)

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises, including tax effects	594	1,178	3,610
Issuance of common stock in connection with acquisition of Fyfe North America	—	—	4,000
Repurchase of common stock	(27,648)	(12,308)	(5,000)
Investments from noncontrolling interests	—	4,939	546
Purchase of or distributions to noncontrolling interests	(287)	(5)	(1,661)
Payment of earnout related to acquisition of CRTS, Inc.	(2,112)	—	—
Credit facility financing fees	(5,013)	—	(4,320)
Proceeds from notes payable	1,541	7,160	354
Principal payments on notes payable	(183)	(2,768)	(1,499)
Proceeds from line of credit	—	26,000	—
Proceeds from long-term debt	385,500	983	250,000
Principal payments on long-term debt	(253,500)	(25,000)	(103,750)
Net cash provided by financing activities	98,892	179	142,280
Effect of exchange rate changes on cash	(9,527)	65	(7,801)
Net increase (decrease) in cash and cash equivalents for the period	24,369	27,547	(8,700)
Cash and cash equivalents, beginning of period	133,676	106,129	114,829
Cash and cash equivalents, end of period	$158,045	$133,676	$106,129

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$8,700	$7,945	$17,231
Net income taxes paid	11,630	18,456	10,077
The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS
Aegion Corporation is a global leader in infrastructure protection and maintenance, providing proprietary technologies and services: (i) to protect against the corrosion of industrial pipelines; (ii) to rehabilitate and strengthen water, wastewater, energy and mining piping systems and buildings, bridges, tunnels and waterfront structures; and (iii) to utilize integrated professional services in engineering, procurement, construction, maintenance and turnaround services for a broad range of energy related industries. The Company’s business activities include manufacturing, distribution, maintenance, construction, installation, coating and insulation, cathodic protection, research and development and licensing. The Company’s acquisition of Brinderson, L.P. and related entities (“Brinderson”) on July 1, 2013 opens new markets for the Company through the maintenance, engineering and construction services for downstream and upstream facilities in the North American oil and gas market. The Company’s products and services are currently utilized and performed in more than 80 countries across six continents. The Company believes that the depth and breadth of its products and services platform make us a leading “one-stop” provider for the world’s infrastructure rehabilitation and protection needs.
The Company is primarily built on the premise that it is possible to use technology to extend the structural design life and maintain, if not improve, the performance of a pipe. The Company is proving that this expertise can be applied in a variety of markets to protect pipelines in oil, gas, mining, wastewater and water applications and extending this to the rehabilitation of commercial structures. Many types of infrastructure must be protected from the corrosive and abrasive materials that pass through or near them. The Company’s expertise in non-disruptive corrosion engineering and abrasion protection is now wide-ranging, opening new markets for growth. The Company has a long history of product development and intellectual property management. The Company manufactures most of the engineered solutions it creates as well as the specialized equipment required to install them. Finally, decades of experience give the Company an advantage in understanding municipal, energy, mining, industrial and commercial customers. Strong customer relationships and brand recognition allow the Company to support the expansion of existing and innovative technologies into new high growth end markets.
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
Upon effectiveness of the Corporate Reorganization, Aegion’s certificate of incorporation, bylaws, executive officers and board of directors were identical to Insituform’s in effect immediately prior to the Corporate Reorganization, and the rights, privileges and interests of Insituform’s former stockholders remained the same with respect to the new holding company. Additionally, as a result of the Corporate Reorganization, Aegion is deemed the successor registrant to Insituform under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shares of Aegion common stock are deemed registered under Section 12(g) of the Exchange Act.

Acquisitions/Strategic Initiatives/Divestitures
Energy and Mining Segment
On July 1, 2013, the Company acquired the equity interests of Brinderson, L.P., a California limited partnership, General Energy Services, a California corporation, and Brinderson Constructors, Inc., a California corporation (collectively, “Brinderson”). The transaction purchase price was $150.0 million, which resulted in a cash purchase price at closing was $147.6 million after preliminary working capital adjustments and an adjustment to account for cash held in the business at closing. The cash purchase price was funded by borrowings under the Company’s new $650.0 million senior secured credit facility as discussed in Note 5. Brinderson is a leading integrated service provider of maintenance, construction, engineering and turnaround activities for the upstream and downstream oil and gas markets. Primarily focused on serving large oil and gas customers in California, Brinderson’s competitive advantages include its industry-leading safety record, a strong reputation for reliability and quality and comprehensive solutions needed for upstream oil field and downstream major refinery maintenance, repairs and retrofits. These core competencies position Brinderson to meet the growing demand for non-discretionary operating and maintenance expenditures.
During the second quarter of 2013, the Company’s Board of Directors approved a plan of liquidation for its Bayou Welding Works (“BWW”) business in an effort to improve the Company’s overall financial performance and align the operations with its long-term strategic initiatives. BWW provided specialty welding and fabrication services from its facility in New Iberia, Louisiana. Financial results for BWW were part of the Company’s Energy and Mining segment for financial reporting purposes. BWW ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. As a result of the closure of BWW, Aegion recognized a pre-tax, non-cash charge of approximately $3.9 million ($2.4 million after-tax, or $0.06 per diluted share) to reflect the impairment of goodwill and intangible assets. The Company also recognized additional non-cash impairment charges for equipment and other assets of approximately $1.1 million on a pre-tax basis ($0.7 million on an after-tax basis, or $0.02 per diluted share), which also was recorded in the second quarter of 2013. The Company expects the cash liquidation value to approximate net asset value. Net asset value is determined using recorded amounts for assets and liabilities, which are based on Level 3 inputs as defined in Note 10. The Company also incurred cash charges to exit the business of approximately $0.1 million on a pre-tax and post-tax basis, which included property, equipment and vehicle lease termination and buyout costs, employee termination benefits and retention incentives, among other ancillary shut-down expenses. Final liquidation of BWW’s assets is expected to occur by year-end 2014.
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
In June 2011, the Company acquired all of the outstanding stock of CRTS, Inc. (“CRTS”). The purchase price at closing included a provision whereby CRTS shareholders would be able to earn up to an additional $15.0 million upon the achievement of certain performance targets over the three-year period ended December 31, 2013 (the “CRTS earnout”). During 2013, the Company paid $2.1 million to the sellers relating to a portion of the performance target being met for 2012. During 2013 and 2012, the Company also reversed $3.9 million and $8.2 million, respectively, related to the CRTS earnout, due to operating results being below the target amounts in the purchase agreement. As of December 31, 2013, the Company calculated the fair value of the contingent consideration arrangement to be $0.7 million, which is based on Level 3 inputs as defined in Note 10.
On February 20, 2014, the Company received formal notice from its equity partner in Bayou Coating, L.L.C. (“Bayou Coating”), Stupp Brothers Inc. (“Stupp”), that Stupp is exercising its option to acquire the Company’s equity interests in Bayou Coating at forty-nine percent (49%) of the book value of Bayou Coating, as of December 31, 2013, with such book value to be determined on the basis of Bayou Coating’s federal information tax return for 2013. The Company currently expects this transaction to close on March 31, 2014. The Company had previously received an indication from Stupp of its intent to exercise such option and, in the second quarter of 2013 in connection with such indication, the Company recognized a non-cash charge of $2.7 million ($1.8 million post-tax) related to the goodwill allocated to the joint venture as part of the purchase price accounting associated with the 2009 acquisition of The Bayou Companies, LLC (“Bayou”). The non-cash charge represents the Company’s current estimate of the difference between the carrying value of the investment on the balance sheet and the amount the Company will receive in connection with the exercise. The Company does not expect any additional material impacts to its consolidated balance sheet related to the consummation of Stupp’s exercise of this option.
Through Bayou, the Company holds a fifty-nine percent (59%) equity interest in Delta Double Jointing, LLC (“Bayou Delta”) through which the Company offers pipe jointing and other services for the steel-coated pipe industry. The remaining forty-one percent (41%) is currently held by Bayou Coating. As stated above, the Company currently holds through Bayou a forty-nine percent (49%) equity interest in Bayou Coating, but Stupp has exercised its option to acquire such forty-nine percent (49%) equity interest. The Company currently holds an option to acquire the forty-one percent (41%) interest in Bayou Delta and, on February

20, 2014, provided notice to Stupp regarding the Company's intent to exercise such option. The Company currently anticipates closing on the acquisition of such forty-one percent (41%) interest in Bayou Delta on March 31, 2014.
International Water and Wastewater Segment
In June 2013, the Company sold its fifty percent (50%) interest in Insituform Rohrsanierungstechniken GmbH (“Insituform-Germany”) to Per Aarsleff A/S, a Danish company (“Aarsleff”). Insituform-Germany, a company that was jointly owned by Aegion and Aarsleff, is active in the business of no-dig pipe rehabilitation in Germany, Slovakia and Hungary. The sale price was €14 million, approximately $18.3 million. The sale resulted in a gain on the sale of approximately $11.3 million (net of $0.5 million of transaction expenses) recorded in other income (expense) on the consolidated statement of operations. In connection with the sale, Insituform-Germany also entered into a tube supply agreement with the Company whereby Insituform-Germany will purchase on an annual basis at least GBP 2.3 million, approximately $3.6 million, of felt cured-in-place pipe (“CIPP”) liners during the two-year period from June 26, 2013 to June 30, 2015.
Commercial and Structural Segment
In April 2012, the Company purchased Fyfe Group LLC’s Asian operations (“Fyfe Asia”), which included all of the equity interests of Fyfe Asia Pte. Ltd, a Singaporean entity (and its interest in two joint ventures located in Borneo and Indonesia), Fyfe (Hong Kong) Limited, Fibrwrap Construction (M) Sdn Bhd, a Malaysian entity, Fyfe Japan Co. Ltd., a Japanese entity, and Fibrwrap Construction Pte. Ltd and Technologies & Art Pte. Ltd., Singaporean entities. Customers in India and China are served through a product supply and license arrangement. Fyfe Asia provides Fibrwrap® installation services throughout Asia, as well as provides product and engineering support to installers and applicators of fiber reinforced polymer systems in Asia. The cash purchase price at closing was $40.7 million. The purchase price was funded out of the Company’s cash balances and by borrowing $18.0 million against the Company’s line of credit.
In January 2012, the Company purchased Fyfe Group LLC’s Latin American operations (“Fyfe LA”), which included all of the equity interests of Fyfe Latin America S.A., a Panamanian entity (and its interest in various joint ventures located in Peru, Costa Rica, Chile and Colombia), Fyfe – Latin America S.A. de C.V., an El Salvadorian entity, and Fibrwrap Construction Latin America S.A., a Panamanian entity. Fyfe LA provides Fibrwrap® installation services throughout Latin America, as well as product and engineering support to installers and applicators of fiber reinforced polymer systems in Latin America. The cash purchase price at closing was $2.3 million and funded out of the Company’s cash balances. During the first quarter of 2012, the Company paid the sellers an additional $1.1 million based on a preliminary working capital adjustment. An annual payout can be earned based on the achievement of certain performance targets in each year over the three-year period ending December 31, 2014. No annual payout has been earned to date as the performance targets have not been met. As of December 31, 2013, the Company calculated the fair value of the contingent consideration arrangement to be zero, which is based on Level 3 inputs as defined in Note 10.
In August 2011, the Company purchased the North American business of Fyfe Group, LLC (“Fyfe NA”) for a purchase price at closing of $115.8 million (subject to working capital adjustments calculated from an agreed upon target), which was funded by borrowings under the Company’s credit facility. Fyfe NA, based in San Diego, California, is a pioneer and industry leader in the development, manufacture and installation of fiber reinforced polymer (FRP) systems for the structural repair, strengthening and restoration of pipelines (water, wastewater, oil and gas), buildings (commercial, federal, municipal, residential and parking structures), bridges and tunnels and waterfront structures. Fyfe NA has a comprehensive portfolio of patented and other proprietary technologies and products, including its Tyfo® Fibrwrap® System, the first fiber solution on the market that complies with 2009 International Building Code requirements. Fyfe NA’s product and service offering also includes pipeline rehabilitation, concrete repair, epoxy injection, corrosion mitigation and specialty coatings services. This purchase resulted in a new reportable segment for the Company, the Commercial and Structural segment.

Purchase Price Accounting
The Company accounts for its acquisitions in accordance with FASB ASC 805, Business Combinations. The Company records finite-lived intangible assets at their determined fair value related to customer relationships, backlog, trade names and trademarks and patents and other acquired technologies. The acquisitions generally result in goodwill related to, among other things, growth opportunities and synergies. The goodwill associated with the Brinderson acquisition is deductible for tax purposes. The Company completed its accounting for Fyfe LA and Fyfe Asia during the quarters ended December 31, 2012 and March 31, 2013, respectively, subject to final working capital adjustments and settlement of escrow accounts. At December 31, 2013, the Company substantially completed its accounting for Brinderson with the exception of final working capital adjustments. As the Company completes its final accounting for this acquisition, there might be changes, none of which are expected to be material to the financial statements.
The Fyfe LA, Fyfe Asia and Brinderson acquisitions made the following contributions to the Company’s revenues and profits during the years ended December 31, 2013 and 2012 (in thousands):

	2013		2012
	Brinderson	Fyfe Asia/ Fyfe LA	Brinderson	Fyfe Asia/ Fyfe LA
Revenues	$108,233	$16,986	$—	$12,894
Net income (1)	4,838	1,091	—	781
_____________________

(1)	Net income includes an allocation of corporate expenses that is not necessarily an indication of the entity’s operations on a stand alone basis.
The following unaudited pro forma summary presents combined information of the Company as if the Fyfe LA, Fyfe Asia and Brinderson acquisitions had occurred at the beginning of the year preceding their acquisition (in thousands):

	Years Ended December 31,
	2013	2012
Revenues	$1,201,521	$1,239,825
Net income (1)	49,410	65,995
_____________________

(1)	Includes pro-forma adjustments for purchase price depreciation and amortization as if those intangibles were recorded as of January 1 of the year preceding the respective acquisition date.
Total cash consideration recorded to acquire Fyfe Asia was $40.1 million. This amount included purchase price at closing of $40.7 million less a working capital adjustment of $0.6 million. The transaction purchase price to acquire Brinderson was $150.0 million, which resulted in a cash purchase price at closing of $147.6 million after preliminary working capital adjustments and an adjustment to account for cash held in the business at closing.

The following table summarizes the fair value of identified assets and liabilities of the Brinderson and Fyfe Asia acquisitions at their respective acquisition dates (in thousands):

	Brinderson	Fyfe Asia
Cash	$3,842	$1,303
Receivables and cost and estimated earnings in excess of billings	28,353	9,022
Prepaid expenses and other current assets	655	1,262
Property, plant and equipment	6,848	938
Identified intangible assets	60,210	14,130
Other assets	1,071	—
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(16,122)	(4,109)
Deferred tax liabilities	—	(2,410)
Total identifiable net assets	$84,857	$20,136

Total consideration	$147,605	$40,144
Less: total identifiable net assets	84,857	20,136
Goodwill at December 31, 2013	$62,748	$20,008
The following adjustments were made during the first quarter of 2013 relative to the acquisition of Fyfe Asia as the Company finalized its purchase price accounting, subject to final working capital adjustments and settlement of escrow accounts (in thousands):

Total identifiable net assets at December 31, 2012	$20,342
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	206
Total identifiable net assets at December 31, 2013	$20,136

Goodwill at December 31, 2012	$19,802
Increase in goodwill related to acquisition	206
Goodwill at December 31, 2013	$20,008
The following adjustments were made during the fourth quarter of 2013 relative to the acquisition of Brinderson as the Company substantially completed its purchase price accounting (in thousands):

Total identifiable net assets at July 1, 2013	$84,907
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	50
Total identifiable net assets at December 31, 2013	$84,857

Goodwill at July 1, 2013	$62,698
Increase in goodwill related to acquisition	50
Goodwill at December 31, 2013	$62,748
2.    ACCOUNTING POLICIES
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
As of December 31, 2013 and 2012, the Company had $0.6 million and $14.3 million, respectively, related to currency translation adjustments, $1.2 million and $0.8 million, respectively, related to derivative transactions and $0.2 million and $0.2 million, respectively, related to pension activity in accumulated other comprehensive income.
Research and Development
The Company expenses research and development costs as incurred. Research and development costs of $2.6 million, $1.8 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, are included in operating expenses in the accompanying consolidated statements of income.
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
Equity-Based Compensation
The Company records expense for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options and stock units based on the fair value recognition provisions contained in FASB ASC 718, Compensation – Stock Compensation (“FASB ASC 718”). The Company records the expense using a straight-line basis over the vesting period of the award. Fair value of stock option awards is determined using an option pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for valuation of stock option awards. Volatility and expected term assumptions are based on the Company’s historical experience. The risk-free rate is based on a U.S. Treasury note with a maturity similar to the option award’s expected term. Fair value of restricted stock, restricted stock unit and deferred stock unit awards is determined using the Company’s closing stock price on the award date. The shares of restricted stock and restricted stock units that are awarded are subject to performance and/or service restrictions. The Company makes forfeiture rate assumptions in connection with the valuation of restricted stock and restricted stock unit awards that could be different than actual experience. During 2012, the Company introduced three-year performance based stock unit awards for a number of its key employees. These awards are subject to performance and service restrictions. The awards contain financial targets for each year in the three-year performance period as well as cumulative totals. These awards have a threshold, target and maximum amount of shares that can be awarded based on the Company’s financial results for each year and cumulative three-year period. The awards allow an employee to earn back a portion of the shares that were unearned in a prior year, if cumulative performance targets are met. Discussion of the Company’s application of FASB ASC 718 is described in Note 7.
Revenues
Revenues include construction, engineering and installation revenues that are recognized using the percentage-of-completion method of accounting in the ratio of costs incurred to estimated final costs. Revenues from change orders, extra work and variations in the scope of work are recognized when it is probable that they will result in additional contract revenue and when the amount can be reliably estimated. During 2013, the Company recorded revenue related to claims in its discontinued operations, which has been determined to be probable and reasonably estimated. The amount of this revenue is immaterial to the Company’s consolidated financial statements. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and equipment costs. The Company expenses all pre-contract costs in the period these costs are incurred. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. If material, the effects of any changes in estimates are disclosed in the notes to the consolidated financial statements.

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
Revenues from Brinderson are derived mainly from multiple engineering and construction type contracts, as well as maintenance contracts, under multi-year long-term Master Service Agreements and alliance contracts. Brinderson enters into contracts with its customers that contain three principal types of pricing provisions: time and materials, cost plus fixed fee and fixed price. Although the terms of these contracts vary, most are made pursuant to cost reimbursable contracts on a time and materials basis under which revenues are recorded based on costs incurred at agreed upon contractual rates. Brinderson also performs services on a cost plus fixed fee basis under which revenues are recorded based upon costs incurred at agreed upon rates and a proportionate amount of the fixed fee or percentage stipulated in the contract.
Earnings per Share
Earnings per share have been calculated using the following share information:

	2013	2012	2011
Weighted average number of common shares used for basic EPS	38,692,658	39,222,737	39,362,138
Effect of dilutive stock options and restricted and deferred stock unit awards	389,684	313,654	336,317
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	39,082,342	39,536,391	39,698,455
The Company excluded 318,026, 223,536 and 189,202 stock options in 2013, 2012 and 2011, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.
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
Retainage
Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of revenue earned by the Company but held for payment by the customer pending satisfactory completion of the project. The Company generally invoices its customers periodically as work is completed. Under ordinary circumstances, collection from municipalities is made within 60 to 90 days of billing. In most cases, 5% to 15% of the contract value is withheld by the municipal owner pending satisfactory completion of the project. Collections from other customers are generally made within 30 to 45 days of billing. Unless reserved, the Company believes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract. Retainage is generally collected within one year of the completion of a contract, although collection can extend beyond one year from time to time. As of December 31, 2013, retainage receivables aged greater than 365 days approximated 12% of the total retainage balance and collectibility was assessed as described in the allowance for doubtful accounts section below.

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
Long-lived assets, including property, plant and equipment and other intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such impairment tests are based on a comparison of undiscounted cash flows to the recorded value of the asset. The estimate of cash flow is based upon, among other things, assumptions about expected future operating performance. The Company’s estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company did not identify any long-lived assets of its continuing operations as being impaired during 2013, 2012 or 2011.
Goodwill
Under FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”), the Company assesses recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The annual assessment was last completed as of October 1, 2013. See Note 4 for additional information regarding goodwill by operating segment. Factors that could potentially trigger an interim impairment review include (but are not limited to):

•	significant underperformance of a reporting unit relative to expected, historical or forecasted future operating results;

•	significant negative industry or economic trends;

•	significant changes in the strategy for a reporting unit including extended slowdowns in a segment’s market;

•	a decrease in the Company’s market capitalization below its book value; and

•	a significant change in regulations.
In accordance with the provisions of FASB ASC 350, the Company determined the fair value of its reporting units at the annual impairment assessment date and compared such fair value to the carrying value of those reporting units to determine if there were any indications of goodwill impairment. For 2013, the Company’s reporting units for purposes of assessing goodwill were North American Water and Wastewater, European Water and Wastewater, Asia-Pacific Water and Wastewater, United Pipeline Systems, Bayou, Corrpro, CRTS, Brinderson and the Commercial and Structural group. For purposes of its goodwill testing in 2013, the Company had nine reporting units; however, it aggregated Fyfe North America, Fyfe Asia and Fyfe Latin America, which are all part of the Commercial and Structural reporting segment, to form a single reporting unit. During the Company’s annual impairment testing in 2013, it tested goodwill for impairment for all three Fyfe reporting units individually and in the aggregate, in addition to testing the goodwill associated with the other eight reporting units. There were no indications of impairment of goodwill noted during this testing. Going forward, the Company’s annual impairment test will be performed at the Commercial and Structural reporting unit level.
Fair value of reporting units is determined using a combination of two valuation methods: a market approach and an income approach with each method given equal weight in determining the fair value assigned to each reporting unit. Absent an indication of fair value from a potential buyer or similar specific transaction, the Company believes the use of these two methods provides a reasonable estimate of a reporting unit’s fair value. Assumptions common to both methods are operating plans and economic outlooks, which are used to forecast future revenues, earnings and after-tax cash flows for each reporting unit. These assumptions are applied consistently for both methods.
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
The income approach is based on forecasted future (debt-free) cash flows that are discounted to present value using factors that consider timing and risk of future cash flows. Management believes this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. Discounted cash flow projections are based on financial forecasts developed from operating plans and economic outlooks, growth rates, estimates of future expected changes in operating margins, terminal value growth rates, future capital expenditures and changes in working capital requirements. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in the Company’s weighted average cost of capital or changes in operating performance.
The discount rate applied to the estimated future cash flows is one of the most significant assumptions utilized under the income approach. Management determines the appropriate discount rate for each of the Company’s reporting units based on the Weighted Average Cost of Capital (“WACC”) for each individual reporting unit. The WACC takes into account both the pre-tax cost of debt and cost of equity (a major component of the cost of equity is the current risk-free rate on twenty year U.S. Treasury bonds). As each reporting unit has a different risk profile based on the nature of its operations, including market-based factors, the WACC for each reporting unit may differ. Accordingly, the WACCs were adjusted, as appropriate, to account for company specific risk premiums. The discount rates used for calculating the fair values in our October 2013 goodwill review were commensurate with the risks associated with each reporting unit and ranged from 13.0% to 16.5%.
Other significant assumptions used in the Company’s October 2013 goodwill review included: (i) annual revenue growth rates generally ranging from 2% to 17%; (ii) sustained or slightly increased gross margins; (iii) peer group EBITDA multiples; and (iv) terminal values for each reporting unit using a long-term growth rate of 1% to 3.5%. If actual results differ from estimates used in these calculations, we could incur future impairment charges.
During the assessment of its reporting units’ fair values in relation to their respective carrying values, at the high end, five had a fair value in excess of 30% of their carrying value and, at the low end, two were within 10% percent of their carrying value. These two reporting units were Bayou and Fyfe North America, whose fair value exceeded their carrying value by 2.8% and 5.4%, respectively. Due to a lack of project activity available in the Gulf of Mexico market, customer-driven project delays and discontinued operations, the fair value of the Bayou reporting unit decreased $32.3 million, or 17.2%, from the prior year analysis. The impairment analysis includes an annual revenue growth rate of 10%; however, only a modest increase in revenue is contemplated in year one, but at a level that is still below our five-year average, and higher growth rates thereafter due to visibility of larger bidding opportunities in the Gulf of Mexico. The analysis also assumes a weighted average cost of capital of 13.5% and a long-term growth rate of 3%. For Fyfe North America, the values derived from both the income approach and market approach decreased from the prior year analysis; however, the overall fair value of the reporting unit increased 2.7% from the prior year due to a difference in working capital levels as of the valuation dates. The assumptions used in the impairment analysis include an annual revenue growth rate of 17%, due to the low revenue levels achieved in 2013, a weighted average cost of capital of 16.0% and a long-term growth rate of 3.5%. The total value of goodwill recorded at the impairment testing date for these two reporting units was $72.9 million.
As with all of its reporting units, the Company continuously monitors potential triggering events that may cause an interim impairment valuation.
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
The Company, through its subsidiary, Bayou, owns a forty-nine percent (49%) equity interest in Bayou Coating. Bayou Coating provides pipe coating services from its facility in Baton Rouge, Louisiana, and is adjacent to and services the Stupp pipe mill in Baton Rouge. See discussion of Bayou Coating in Note 1.

Investments in entities in which the Company does not have control or is not the primary beneficiary of a variable interest entity, and for which the Company has 20% to 50% ownership or has the ability to exert significant influence, are accounted for by the equity method. At December 31, 2013 and 2012, the investments in affiliated companies on the Company’s consolidated balance sheets were $9.1 million and $19.2 million, respectively.
Net income presented below for the years ended December 31, 2013 and 2012 includes Bayou Coating’s forty-one percent (41%) interest in Delta Double Jointing, LLC (“Bayou Delta”), which is eliminated for purposes of determining the Company’s equity in earnings of affiliated companies because Bayou Delta is consolidated in the Company’s financial statements as a result of its additional ownership through another Company subsidiary.
The Company’s equity in earnings of affiliated companies for all periods presented below includes acquisition-related depreciation and amortization expense and is net of income taxes associated with these earnings. Financial data for these investments in affiliated companies at December 31, 2013 and 2012 and for each of the years in the three-year period ended December 31, 2013 are summarized in the following tables (in thousands):

	December 31,
Balance sheet data	2013	2012(1)
Current assets	$10,220	$32,752
Non-current assets	10,022	22,495
Current liabilities	1,743	16,006
Non-current liabilities	—	484

Income statement data	2013 (1)	2012	2011
Revenue	$89,157	$141,233	$134,716
Gross profit	27,336	40,342	29,651
Net income	17,946	22,009	12,512
Equity in earnings of affiliated companies	5,159	6,359	3,471
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

Based on its evaluation of the above factors and judgments, as of December 31, 2013, the Company consolidated any VIEs in which it was the primary beneficiary. Also, as of December 31, 2013, the Company had significant interests in certain VIEs primarily through its joint venture arrangements for which the Company was not the primary beneficiary. Other than the sale of Insituform-Germany discussed in Note 1, there have been no changes in the status of the Company’s VIE or primary beneficiary designations during 2013.
Financial data for consolidated variable interest entities at December 31, 2013 and 2012 and for each of the years in the three-year period ended December 31, 2013 are summarized in the following tables (in thousands):

	December 31,
Balance sheet data	2013	2012
Current assets	$55,651	$65,251
Non-current assets	47,606	47,086
Current liabilities	33,886	45,604
Non-current liabilities	25,020	23,169

Income statement data	2013	2012	2011
Revenue	$85,908	$107,821	$55,792
Gross profit	12,998	19,625	12,005
Net income	1,892	3,622	1,959
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
3.    SUPPLEMENTAL BALANCE SHEET INFORMATION
Allowance for Doubtful Accounts
Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31 (in thousands):

	2013	2012	2011
Balance, at beginning of year	$2,953	$3,077	$2,536
Charged to expense	1,043	428	397
Write-offs and adjustments	(555)	(552)	144
Balance, at end of year	$3,441	$2,953	$3,077

Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consisted of the following at December 31 (in thousands):

	2013	2012
Costs incurred on uncompleted contracts	$740,403	$664,662
Estimated earnings to date	141,413	183,850
Subtotal	881,816	848,512
Less – billings to date	(826,795)	(812,324)
Total	$55,021	$36,188
Included in the accompanying balance sheets:
Costs and estimated earnings in excess of billings	79,999	67,740
Billings in excess of costs and estimated earnings	(24,978)	(31,552)
Total	$55,021	$36,188
Costs and estimated earnings in excess of billings represent work performed that could not be billed either due to contract stipulations or the required contractual documentation has not been finalized. Substantially all unbilled amounts are expected to be billed and collected within one year.
Inventories
Inventories are summarized as follows at December 31 (in thousands):

	2013	2012
Raw materials and supplies	$19,680	$16,250
Work-in-process	8,217	8,876
Finished products	12,518	18,056
Construction materials	18,353	15,941
Total	$58,768	$59,123
Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 31 (in thousands):

	Estimated Useful Lives (Years)			2013	2012
Land and land improvements				$11,964	$11,437
Buildings and improvements	5	—	40	63,870	64,604
Machinery and equipment	4	—	10	185,307	177,383
Furniture and fixtures	3	—	10	25,848	16,933
Autos and trucks	3	—	10	52,145	50,119
Construction in progress				31,012	35,507
Subtotal				370,146	355,983
Less – Accumulated depreciation				(187,843)	(172,820)
Total				$182,303	$183,163
Depreciation expense was $28.0 million, $27.1 million and $28.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Accrued Expenses
Accrued expenses consisted of the following at December 31 (in thousands):

	2013	2012
Vendor and other accrued expenses	$36,778	$32,394
Estimated casualty and healthcare liabilities	13,775	12,899
Job costs	13,843	14,077
Accrued compensation	15,942	12,943
Income tax payable and deferred income taxes	10,628	7,267
Total	$90,966	$79,580
4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at January 1, 2013 and December 31, 2013 (in millions):

	Energy and Mining (1)(2)	North American Water and Wastewater	International Water and Wastewater	Commercial and Structural (3)	Total
Beginning balance at January 1, 2013	$76.7	$101.9	$28.1	$65.6	$272.3
Additions to goodwill through acquisitions	62.7	—	—	0.2	62.9
Foreign currency translation	(0.8)	(0.3)	0.4	(0.3)	(1.0)
Goodwill at December 31, 2013	$138.6	$101.6	$28.5	$65.5	$334.2
__________________________

(1)
During the second quarter of 2013, the Company approved a plan of liquidation with respect to BWW and, in connection therewith, recorded a write-down of the $1.4 million of goodwill associated with BWW, which operation now is reported as discontinued. Consequently, the goodwill associated with BWW is no longer included in this table. Additionally, all prior year balances have been retrospectively adjusted. For further information, see Note 11.

(2)	During 2013, the Company recorded an increase of goodwill of $62.7 million related to the Brinderson acquisition.

(3)	During 2013, the Company recorded an increase of goodwill of $0.2 million related to the Fyfe Asia acquisition.
Intangible Assets
Intangible assets at December 31, 2013 and 2012 were as follows (in thousands):

	As of December 31, 2013 (1)(2)				As of December 31, 2012
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	6	$3,917	$(2,977)	$940	$3,925	$(2,821)	$1,104
Backlog	0	4,745	(4,745)	—	4,756	(4,756)	—
Leases	13	2,067	(477)	1,590	2,067	(331)	1,736
Trademarks	16	21,394	(4,167)	17,227	21,290	(3,317)	17,972
Non-competes	5	1,140	(753)	387	710	(710)	—
Customer relationships	14	182,703	(28,287)	154,416	123,301	(18,912)	104,389
Patents and acquired technology	17	57,419	(22,696)	34,723	55,672	(21,244)	34,428
		$273,385	$(64,102)	$209,283	$211,721	$(52,091)	$159,629
__________________________

(1)
During the second quarter of 2013, the Company approved a plan of liquidation with respect to BWW and, in connection therewith, recorded a write-down of the $2.5 million of intangible assets associated with BWW, which operation now is reported as discontinued. Consequently, the intangible assets and accumulated amortization associated with BWW are no longer included in this table. Additionally, all prior year balances have been retrospectively adjusted. For further information, see Note 11.

(2)
During the third quarter of 2013, the Company recorded $59.8 million in customer relationships to be amortized over a weighted average life of 15 years and $0.4 million in non-compete agreements to be amortized over a weighted average life of 5 years related to the acquisition of Brinderson, as discussion in Note 1.

Amortization expense was $12.2 million, $10.5 million and $6.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated amortization expense by year is as follows (in thousands):

2014	$14,606
2015	14,606
2016	14,602
2017	14,565
2018	14,488
5.    LONG-TERM DEBT AND CREDIT FACILITY
Long-term debt, term note and notes payable consisted of the following at December 31 (in thousands):

	2013	2012
Term note, current annualized rate 2.21% due July 1, 2018	$341,250	$—
Original term note, due August 31, 2016	—	218,750
Line of credit, 2.17% in 2013 and 2.49% in 2012	35,500	26,000
Other notes with interest rates from 3.3% to 6.5%	11,890	10,873
Subtotal	388,640	255,623
Less – Current maturities and notes payable	22,024	33,775
Total	$366,616	$221,848
Principal payments required to be made for each of the next five years are summarized as follows (in thousands):

Year	Amount
2014	$22,024
2015	31,131
2016	30,625
2017	40,500
2018	264,360
Total	$388,640
Financing Arrangements
In July 2013, in connection with the Brinderson acquisition, the Company entered into a new $650.0 million senior secured credit facility (the “Credit Facility”) with a syndicate of banks. Bank of America, N.A. served as the administrative agent. Merrill Lynch Pierce Fenner & Smith Incorporated, JPMorgan Securities LLC and U.S. Bank National Association acted as joint lead arrangers and joint book managers in the syndication of the new credit facility. The Credit Facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility, each with a maturity date of July 1, 2018. The Company borrowed the entire term loan and drew $35.5 million against the revolving line of credit from the Credit Facility on July 1, 2013 for the following purposes: (1) to pay the $147.6 million cash purchase price for the Company’s acquisition of Brinderson, L.P., which closed on July 1, 2013; (2) to retire $232.3 million in indebtedness outstanding under the Company’s prior credit facility; and (3) to fund expenses associated with the Credit Facility and the Brinderson acquisition. Additionally, the Company used $7.0 million of its cash on hand to fund these transactions. This Credit Facility replaced the Company’s $500.0 million credit facility entered into on August 31, 2011 (the “Old Credit Facility”).
Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable one month LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of December 31, 2013 was approximately 2.68%.
The Company’s indebtedness at December 31, 2013 consisted of $341.3 million outstanding from the $350.0 million term loan under the Credit Facility and $35.5 million on the line of credit under the Credit Facility. Additionally, the Company and Wasco Coatings UK Ltd. (“Wasco Energy”), a subsidiary of Wah Seong Corporation, loaned Bayou Wasco Insulation, LLC (“Bayou

Wasco”), a joint venture between the Company and Wasco Energy, an aggregate of $14.0 million for the purchase of capital assets in 2012 and 2013, of which $6.9 million (representing funds loaned by Wasco Energy) was designated as third-party debt in the consolidated financial statements. In February 2014, the Company and Wasco Energy agreed to a five-year term on the funds loaned; therefore, the amounts have been reclassified to long-term debt as of December 31, 2013. In connection with the formation of Bayou Perma-Pipe Canada, Ltd. (“BPPC”), the Company and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January 2012, the Company and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. Of such amount, $4.9 million was designated as third-party debt in the Company’s consolidated financial statements. The Company also held $0.1 million of third party notes and bank debt at December 31, 2013.
As of December 31, 2013, the Company had $18.2 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $10.2 million was collateral for the benefit of certain of our insurance carriers and $8.0 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
The Company’s indebtedness at December 31, 2012 consisted of $218.8 million outstanding from an original $250.0 million term loan under the Old Credit Facility and $26.0 million on the line of credit under the Old Credit Facility. Additionally, the Company and Wasco Energy loaned Bayou Wasco $11.0 million for the purchase of capital assets in 2012, of which $5.5 million (representing funds loaned by Wasco Energy) was designated as third-party debt in the consolidated financial statements. In connection with the formation of BPPC, the Company and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January 2012, the Company and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. As of December 31, 2012, $4.1 million of the additional $6.2 million had been funded. As of December 31, 2012, $5.2 million of such total amount (representing funds loaned by Perma-Pipe Canada Inc.) was designated as third-party debt in the consolidated financial statements. The Company also held $0.1 million of third party notes and bank debt at December 31, 2012.
At December 31, 2013 and 2012, the estimated fair value of the Company’s long-term debt was approximately $380.1 million and $253.6 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 10.
In July 2013, the Company entered into an interest rate swap agreement, for a notional amount of $175.0 million that is set to expire in July 2016. The notional amount of this swap mirrors the amortization of a $175.0 million portion of the Company’s $350.0 million term loan drawn from the Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $175.0 million notional amount. The annualized borrowing rate of the swap at December 31, 2013 was approximately 2.17%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of the Company’s term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and will be accounted for as a cash flow hedge.
The Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the Credit Facility’s credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•
Consolidated financial leverage ratio compares consolidated funded indebtedness to Credit Facility defined income. The initial maximum amount was not to initially exceed 3.75 to 1.00 and will decrease periodically at scheduled reporting periods to not more that 3.50 to 1.00 beginning with the quarter ending June 30, 2014. At December 31, 2013, the Company’s consolidated financial leverage ratio was 2.73 to 1.00 and, using the Credit Facility defined income, the Company had the capacity to borrow up to approximately $145.2 million of additional debt.

•
Consolidated fixed charge coverage ratio compares Credit Facility defined income to Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At December 31, 2013, the Company’s fixed charge ratio was 1.66 to 1.00.

At December 31, 2013, the Company was in compliance with all of its debt and financial covenants as required under the Credit Facility.
6.    STOCKHOLDERS’ EQUITY
Share Repurchase Plan
In December 2012, the Company’s Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock to be made during 2013. This amount represented the then maximum open market repurchases authorized in any calendar year under the terms of the Old Credit Facility. In May 2013, the Company’s Board of Directors authorized the repurchase of up to an additional $10.0 million of the Company’s common stock to be made during the balance of the 2013 calendar year. The Company simultaneously executed an amendment to the Old Credit Facility to allow for this additional repurchase. In September 2013, in accordance with the new terms of the Credit Facility, the Company’s Board of Directors authorized the repurchase of up to an additional $10.0 million of the Company’s common stock to be made during the balance of the 2013 calendar year. This amount represented half of the potential maximum open market repurchases authorized in any calendar year under the terms of the Credit Facility given the covenants currently applicable to the Company. Once repurchased, the Company immediately retires the shares. Additionally, in February 2014, the Company’s Board of Directors authorized a repurchase of up to $20.0 million of the Company’s common stock to be made during 2014.
In addition to the open market authorized repurchases, the Company can purchase up to $10.0 million of the Company’s common stock in each calendar year in connection with the Company’s equity compensation programs for employees and directors. The participants in the Company’s equity plans may surrender shares of previously issued common stock in satisfaction of tax obligations arising from the vesting of restricted stock awards under such plans, in connection with the exercise of stock option awards and with the lapse of restricted periods of deferred stock unit awards. The deemed price paid is the closing price of the Company’s common stock on the Nasdaq Global Select Market on the date that the restricted stock vests, the shares of the Company’s common stock are surrendered in exchange for stock option exercises or the lapse of the restricted periods of deferred stock unit awards.
During 2013, the Company acquired 1,102,454 shares of the Company’s common stock for $25.0 million ($22.68 average price per share) through the three open market repurchase programs discussed above and 115,931 shares of the Company’s common stock for $2.6 million ($22.84 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, the exercise of stock options and distribution of deferred stock units. Once repurchased, the Company immediately retired all such shares.
Equity-Based Compensation Plans
In May 2013, the Company’s stockholders approved the 2013 Employee Equity Incentive Plan (the “2013 Employee Plan”), which replaced the 2009 Employee Equity Incentive Plan (the “2009 Employee Plan”). The 2013 Employee Plan provides for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options, stock units and stock appreciation rights. There are 2,895,000 shares of the Company’s common stock registered for issuance under the 2013 Employee Plan. The 2013 Employee Plan is administered by the Compensation Committee of the Board of Directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. At December 31, 2013, there were 36,528 unvested shares of restricted stock and restricted stock units outstanding under the 2013 Employee Plan.
In April 2009, the Company’s stockholders approved the 2009 Employee Equity Incentive Plan (the “2009 Employee Plan”), which replaced the 2006 Employee Equity Incentive Plan (the “2006 Employee Plan”). At December 31, 2013, there were 653,065 options and 515,844 unvested shares of restricted stock and restricted stock units outstanding under the 2009 Employee Plan.
At December 31, 2013, there were 437,362 options and 2,653 unvested shares of restricted stock and restricted stock units outstanding under the 2006 Employee Plan.
In April 2011, the Company’s stockholders approved the 2011 Non-Employee Director Equity Plan (“2011 Director Plan”), which replaced the 2006 Non-Employee Director Equity Plan (“2006 Non-Employee Director Plan”). The 2011 Director Plan provides for equity-based compensation awards, including non-qualified stock options and stock units. There are 200,000 shares of the Company’s common stock registered for issuance under the 2011 Director Plan. The Board of Directors administers the Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the 2011 Director Plan. At December 31, 2013, there were 87,337 deferred stock units outstanding under the 2011 Director Plan.
The 2011 Director Plan replaced the 2006 Non-Employee Director Plan and contains substantially the same provisions as the former plan. At December 31, 2013, there were 59,818 deferred stock units outstanding under the 2006 Non-Employee Director Plan.
The 2006 Non-Employee Director Plan replaced the 2001 Non-Employee Director Equity Plan, and contains substantially the same provisions as the former plan. At December 31, 2013, there were 67,300 deferred stock units outstanding under the 2001 Non-Employee Director Equity Plan.
On April 14, 2008, the Company granted J. Joseph Burgess a non-qualified stock option to purchase 118,397 shares of the Company’s common stock, a performance-based award of 52,784 shares of restricted stock and a one-time award of 103,092 shares of restricted stock in connection with his appointment as the Company’s President and Chief Executive Officer. These awards were issued as “inducement grants” under the rules of the Nasdaq Global Select Market and, as such, were not issued pursuant to our 2006 Employee Plan. At December 31, 2013, there were 118,397 options outstanding with respect to such inducement grants.
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
A summary of stock award activity during the years ended December 31, 2013, 2012 and 2011 is as follows:

	For the Years Ended December 31,
	2013		2012		2011
	Stock Awards	Weighted Average Award Date Fair Value	Stock Awards	Weighted Average Award Date Fair Value	Stock Awards	Weighted Average Award Date Fair Value
Outstanding, beginning of period	698,869	$19.39	643,117	$17.48	888,855	$15.25
Restricted shares awarded	435,025	24.09	239,523	18.07	168,018	26.41
Restricted stock units awarded	112,401	25.11	222,379	18.11	6,768	26.60
Restricted shares distributed	(274,784)	19.04	(289,001)	13.42	(270,142)	13.38
Restricted stock units distributed	(13,761)	18.87	(15,177)	14.32	(9,934)	11.19
Restricted shares forfeited	(236,388)	23.10	(36,325)	20.13	(140,448)	22.97
Restricted stock units forfeited	(166,337)	19.55	(65,647)	18.18	—	—
Outstanding, end of period	555,025	$22.79	698,869	$19.39	643,117	$17.48
Expense associated with stock awards was $3.0 million, $4.0 million, and $3.7 million in 2013, 2012 and 2011, respectively. Unrecognized pre-tax expense of $7.5 million related to stock awards is expected to be recognized over the weighted average remaining service period of 1.9 years for awards outstanding at December 31, 2013.
Deferred Stock Unit Awards
Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.
The following table summarizes information about deferred stock unit activity during the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31,
	2013		2012		2011
	Deferred Stock Units	Weighted Average Award Date Fair Value	Deferred Stock Units	Weighted Average Award Date Fair Value	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding, beginning of period	181,518	$19.06	173,916	$20.12	163,318	$19.43
Awarded	39,966	22.33	41,734	17.78	31,238	23.75
Shares distributed	(7,029)	22.67	(34,132)	22.90	(20,640)	20.13
Outstanding, end of period	214,455	$19.56	181,518	$19.06	173,916	$20.12
Expense associated with awards of deferred stock units was $0.9 million, $0.7 million and $0.7 million in 2013, 2012 and 2011, respectively.
Stock Options
Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.

A summary of stock option activity during the years ended December 31, 2013, 2012 and 2011 is as follows:

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,216,809	$18.46	1,107,712	$18.98	1,198,516	$18.42
Granted	29,025	25.11	281,696	18.11	225,505	26.92
Exercised	(29,511)	20.14	(52,676)	16.66	(128,052)	16.48
Canceled/Expired	(7,499)	24.58	(119,923)	23.21	(188,257)	26.62
Outstanding at December 31	1,208,824	$18.54	1,216,809	$18.46	1,107,712	$18.98

Exercisable at December 31	933,738	$17.84	758,270	$16.80	690,449	$16.82
In 2013, 2012 and 2011, the Company recorded expense of $1.7 million, $2.1 million and $2.0 million, respectively, related to stock option grants. Unrecognized pre-tax expense of $1.1 million related to stock option grants is expected to be recognized over the weighted average remaining contractual term of 1.4 years for awards outstanding at December 31, 2013.
Financial data for stock option exercises are summarized in the following table (in thousands):

	Years Ended December 31,
	2013	2012	2011
Amount collected from stock option exercises	$738	$1,054	$3,205
Total intrinsic value of stock option exercises	131	177	1,090
Tax benefit (expense) of stock option exercises recorded in additional paid-in-capital	(55)	66	115
Aggregate intrinsic value of outstanding stock options	5,383	5,708	997
Aggregate intrinsic value of exercisable stock options	4,695	4,601	763
The intrinsic value calculations are based on the Company’s closing stock price of $21.89, $22.19 and $15.34 on December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, 2.8 million and 0.2 million shares of common stock were available for equity-based compensation awards pursuant to the 2013 Employee Plan and the 2011 Non-Employee Director Plan, respectively.
The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. The fair value of stock options awarded during 2013, 2012 and 2011was estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

	2013		2012		2011
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Grant-date fair value	$12.92	$12.92	$8.14 - $8.19	$8.19	$11.61	$11.61
Volatility	49.8%	49.8%	43.0% - 45.2%	45.1%	47.0% - 50.6%	50.4%
Expected term (years)	7.0	7.0	7.0	7.0	7.0	7.0
Dividend yield	—%	—%	—%	—%	—%	—%
Risk-free rate	1.1%	1.1%	1.0% - 1.5%	1.5%	2.3% - 3.0%	2.8%
8.    TAXES ON INCOME (TAX BENEFITS)
Income (loss) from continuing operations before taxes on income (tax benefits) was as follows for the years ended December 31 (in thousands):

	2013	2012	2011
Domestic	$23,695	$45,290	$825
Foreign	35,307	25,576	32,145
Total	$59,002	$70,866	$32,970

Provisions (benefits) for taxes on income (tax benefit) from continuing operations consisted of the following components for the years ended December 31 (in thousands):

	2013	2012	2011
Current:
Federal	$8,603	$9,237	$1,789
Foreign	6,078	9,704	8,878
State	527	995	423
Subtotal	15,208	19,936	11,090
Deferred:
Federal	(2,075)	(1,817)	(2,064)
Foreign	(727)	69	492
State	(252)	475	(1,334)
Subtotal	(3,054)	(1,273)	(2,906)
Total tax provision	$12,154	$18,663	$8,184
Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes, equity in income (loss) of joint ventures and minority interests as a result of the following (in thousands):

	2013	2012	2011
Income taxes at U.S. federal statutory tax rate	$20,651	$24,803	$11,539
Increase (decrease) in taxes resulting from:
Change in the balance of the valuation allowance for deferred tax assets allocated to income tax expense	1,447	3,714	477
State income taxes, net of federal income tax benefit	179	956	(547)
Transaction costs	—	509	574
Meals and entertainment	1,034	962	570
Changes in taxes previously accrued	(3,098)	(2,422)	263
Foreign tax rate differences	(4,892)	(4,236)	(3,412)
Recognition of uncertain tax positions	(89)	(800)	(214)
Contingent consideration reversal	(1,461)	(2,869)	—
Domestic Production Activities Deduction	(1,548)	(1,440)	(52)
Other matters	(69)	(514)	(1,014)
Total tax provision	$12,154	$18,663	$8,184
Effective tax rate	20.6%	26.3%	24.8%

Net deferred taxes consisted of the following at December 31 (in thousands):

	2013	2012
Deferred income tax assets:
Foreign tax credit carryforwards	$535	$88
Net operating loss carryforwards	17,146	17,225
Accrued expenses	13,517	10,443
Other	8,158	8,394
Total gross deferred income tax assets	39,356	36,150
Less valuation allowance	(7,797)	(6,574)
Net deferred income tax assets	31,559	29,576
Deferred income tax liabilities:
Property, plant and equipment	(12,901)	(14,051)
Intangible assets	(34,983)	(33,715)
Undistributed foreign earnings	(7,051)	(7,051)
Other	(7,548)	(8,579)
Total deferred income tax liabilities	(62,483)	(63,396)
Net deferred income tax liabilities	$(30,924)	$(33,820)
The Company’s tax assets and liabilities, netted by taxing location, are in the following captions in the balance sheets (in thousands):

	2013	2012
Current deferred income tax assets, net	$4,640	$3,975
Current deferred income tax liabilities, net	(4,304)	(5,994)
Noncurrent deferred income tax assets, net	6,957	7,989
Noncurrent deferred income tax liabilities, net	(38,217)	(39,790)
Net deferred income tax liabilities	$(30,924)	$(33,820)
The Company’s deferred tax assets at December 31, 2013 included $17.1 million in federal, state and foreign net operating loss (“NOL”) carryforwards. These NOLs include $7.2 million, which if not used will expire between the years 2014 and 2032, and $9.9 million that have no expiration dates. The Company also has foreign tax credit carryforwards of $0.5 million, which has no expiration date.
For financial reporting purposes, a valuation allowance of $7.8 million has been recognized to reduce the deferred tax assets related to certain federal, state and foreign net operating loss carryforwards and other assets, for which it is more likely than not that the related tax benefits will not be realized, due to uncertainties as to the timing and amounts of future taxable income. The valuation allowance at December 31, 2012 was $6.6 million relating to the same items described above. Activity in the valuation allowance is summarized as follows for the years ended December 31 (in thousands):

	2013	2012	2011
Balance, at beginning of year	$6,574	$4,691	$5,083
Additions	1,754	2,062	1,058
Reversals	(131)	(191)	(1,352)
Other adjustments	(400)	12	(98)
Balance, at end of year	$7,797	$6,574	$4,691
The Company has recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries of approximately $291.4 million, which are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to the indefinitely reinvested profits is not feasible. A deferred tax asset is recognized only if the Company has definite plans to generate a U.S. tax benefit by repatriating earnings in the foreseeable future.
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
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Balance at January 1,	$3,170	$1,050	$1,672
Additions for tax positions of prior years related to acquisitions	—	3,145	—
Additions for tax positions of prior years	30	111	41
Reductions for tax positions of prior years	—	—	(238)
Lapse in statute of limitations	(236)	(1,162)	(406)
Foreign currency translation	(28)	26	(19)
Balance at December 31, total tax provision	$2,936	$3,170	$1,050
The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate was $0.8 million at December 31, 2013.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2013, 2012 and 2011, approximately $0.3 million, $0.6 million and $0.1 million, respectively, was accrued for interest.
The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will change in 2014. The Company has certain tax return years subject to statutes of limitation that will expire within twelve months. Unless challenged by tax authorities, the expiration of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of approximately $0.3 million.
The Company is subject to taxation in the United States, various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2009.
9.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases a number of its administrative and operations facilities under non-cancellable operating leases expiring at various dates through 2030. In addition, the Company leases certain construction, automotive and computer equipment on a multi-year, monthly or daily basis. Rental expense in the years ended December 31, 2013, 2012 and 2011 was $19.5 million, $18.7 million and $21.3 million, respectively.
At December 31, 2013, the future minimum lease payments required under the non-cancellable operating leases were as follows (in thousands):

Year	Minimum Lease Payments
2014	$17,559
2015	13,509
2016	8,940
2017	5,457
2018	3,082
Thereafter	2,721
Total	$51,268
Litigation
The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such litigation, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.
Purchase Commitments
The Company had no material purchase commitments at December 31, 2013.

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
The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at December 31, 2013 on its consolidated balance sheet.
Retirement Plans
Substantially all of the Company’s U.S. employees are eligible to participate in one of the Company’s sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. Company contributions to the domestic plans were $4.5 million, $3.7 million and $3.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Certain foreign subsidiaries maintain various other defined contribution retirement plans. Company contributions to such plans for the years ended December 31, 2013, 2012 and 2011 were $1.2 million, $1.4 million and $1.2 million, respectively.
In connection with the Company’s 2009 acquisition of Corrpro, the Company assumed an obligation associated with a contributory defined benefit pension plan sponsored by a subsidiary of Corrpro located in the United Kingdom. Employees of this Corrpro subsidiary no longer accrue benefits under the plan; however, Corrpro continues to be obligated to fund prior period benefits. Corrpro funds the plan in accordance with recommendations from an independent actuary and made contributions of $0.3 million and $0.6 million in 2013 and 2012, respectively. Both the pension expense and funding requirements for the years ended December 31, 2013 and 2012 were immaterial to the Company’s consolidated financial position and results of operations. The benefit obligation and plan assets at December 31, 2013 approximated $7.9 million and $9.6 million, respectively. The Company used a discount rate of 4.4% for the evaluation of the pension liability. The Company has recorded an asset associated with the overfunded status of this plan of approximately $1.7 million, which is included in other long-term assets on the consolidated balance sheet. The benefit obligation and plan assets at December 31, 2012 approximated $7.8 million and $9.1 million, respectively. Plan assets consist of investments in equity and debt securities as well as cash, which are primarily Level 2 investments under the fair value hierarchy of U.S. GAAP.
10.    DERIVATIVE FINANCIAL INSTRUMENTS
As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, gain or loss is recorded in the consolidated statements of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During each of the years ended December 31, 2013 and 2012, the Company recorded less than $0.1 million as a gain on the consolidated statements of operations in the other income (expense) line item upon settlement of the cash flow hedges. At December 31, 2013, the Company recorded a net deferred gain of less than $0.1 million related to the cash flow hedges in other current assets and other comprehensive income on the consolidated balance sheets and on the foreign currency translation adjustment and derivative transactions line of the consolidated statements of equity. The Company presents derivative instruments in the consolidated financial statements on a gross basis. The gross and net difference of derivative instruments are considered to be immaterial to the financial position presented in the financial statements.
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
In July 2013, the Company replaced its interest rate swap agreement with a notional amount of $83.0 million with an interest rate swap agreement with a notional amount of $175.0 million, which is set to expire in July 2016. The notional amount of this swap mirrors the amortization of a $175.0 million portion of the Company’s $350.0 million term loan drawn from the Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $175.0 million notional amount. The annualized borrowing rate of the swap at December 31, 2013 was approximately 2.17%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of the Company’s term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and will be accounted for as a cash flow hedge.
The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 (as defined below) inputs (in thousands):

Designation of Derivatives	Balance Sheet Location	December 31, 2013	December 31, 2012
Derivatives Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$24	$—
	Total Assets	$24	$—

Forward Currency Contracts	Accrued expenses	$—	$9
Interest Rate Swaps	Other non-current liabilities	1,220	764
	Total Liabilities	$1,220	$773

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$752	$—
	Total Assets	$752	$—

Forward Currency Contracts	Accrued Expenses	$—	$585

	Total Derivative Assets	$776	$—
	Total Derivative Liabilities	1,220	1,358
	Total Net Derivative Liability	$444	$1,358
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
The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$776	$—	$776	$—
Total	$776	$—	$776	$—

Liabilities:
Interest Rate Swap	$1,220	$—	$1,220	$—
Total	$1,220	$—	$1,220	$—

	Total Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Forward Currency Contracts	$594	$—	$594	$—
Interest Rate Swap	764	—	764	—
Total	$1,358	$—	$1,358	$—
The following table summarizes the Company’s derivative positions at December 31, 2013:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Canadian Dollar/USD	Sell	$10,208,460	0.2	1.06
Singapore Dollar/USD	Sell	$1,973,834	1.0	1.26
Hong Kong Dollar/USD	Sell	$1,558,146	1.0	7.75
Australian Dollar/USD	Sell	$3,030,088	1.0	0.87
USD/British Pound	Sell	£1,900,000	0.7	1.6533
EURO/British Pound	Sell	£8,000,000	0.5	0.8317
Interest Rate Swap		$170,625,000	2.6
The Company had no transfers between Level 1, 2 or 3 inputs during 2013. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which are based on Level 2 inputs as previously defined.
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
BWW ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. As a result of the closure of BWW, Aegion recognized a pre-tax, non-cash charge of approximately $3.9 million ($2.4 million after-tax, or $0.06 per diluted share) to reflect the impairment of goodwill and intangible assets. The Company also recognized additional non-cash impairment charges for equipment and other assets of approximately $1.1 million on a pre-tax basis ($0.7 million on an after-tax basis, or $0.02 per diluted share), which also was recorded in the second quarter of 2013. The Company expects the cash liquidation value to approximate net asset value as shown in the table below. Net asset value is determined using recorded amounts for assets and liabilities, which are based on Level 3 inputs as defined in Note 10. The Company also incurred cash charges to exit the business of approximately $0.1 million on a pre-tax and post-tax basis, which included property, equipment and vehicle lease termination and buyout costs, employee termination benefits and retention incentives, among other ancillary shut-down expenses. Final liquidation of BWW’s assets is expected to occur by year-end 2014.
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

Operating results for discontinued operations are summarized as follows for the years ended December 31 (in thousands):

	2013	2012	2011
Revenues	$9,763	$11,132	$12,819
Gross profit (loss)	(4,255)	(645)	445
Operating expenses	1,973	2,038	1,615
Closure charges of welding business	5,019	—	—
Operating loss	(11,247)	2,683	(1,170)
Loss before tax benefits	(10,731)	(2,904)	(1,206)
Tax benefits	4,270	1,191	619
Net loss	(6,461)	(1,713)	(587)
Balance sheet data for discontinued operations was as follows at December 31 (in thousands):

	2013	2012
Restricted cash	$1,193	$1,192
Receivables, net	4,038	4,380
Costs and estimated earnings in excess of billings	4	2,775
Inventories	—	386
Prepaid expenses and other current assets	200	253
Property, plant and equipment, less accumulated depreciation	1,118	2,803
Other assets	1,803	4,021
Total assets	$8,356	$15,810
Accounts payable	$2,050	$3,225
Accrued expenses	20	1,660
Deferred tax liability	197	—
Total liabilities	$2,267	$4,885
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
The year ended December 31, 2013 results include $5.8 million for costs incurred related to the Company’s acquisition of Brinderson and other acquisition targets. The year ended December 31, 2012 results include $3.1 million for costs incurred related to the acquisitions of Fyfe LA and Fyfe Asia and other acquisition targets. The year ended December 31, 2011 results include $6.4 million for costs incurred related to the acquisitions of CRTS, Hockway and Fyfe NA. The Company recorded these costs under “Acquisition-related expenses” on its consolidated statements of operations. Additionally, the year ended December 31, 2011 results include $2.2 million for restructuring charges. The Company recorded these charges under “Restructuring charges” on its consolidated statements of operations.

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
Financial information by segment was as follows (in thousands):

	2013	2012	2011
Revenues:
Energy and Mining	$562,119	$513,975	$420,411
North American Water and Wastewater	359,536	317,338	357,507
International Water and Wastewater	109,602	111,035	130,734
Commercial and Structural	60,163	74,483	17,114
Total revenues	$1,091,420	$1,016,831	$925,766

Operating income (loss):
Energy and Mining	$38,395	$59,994	$36,181
North American Water and Wastewater	33,029	22,057	6,749
International Water and Wastewater	208	(9,384)	3,488
Commercial and Structural	(4,750)	9,136	(711)
Total operating income	$66,882	$81,803	$45,707

Total assets:
Energy and Mining	$723,468	$569,109	$465,792
North American Water and Wastewater	263,173	268,097	281,353
International Water and Wastewater	112,546	120,466	139,723
Commercial and Structural	139,058	142,561	128,358
Corporate	116,317	101,851	96,336
Discontinued Operations	8,356	15,810	13,402
Total assets	$1,362,918	$1,217,894	$1,124,964

Capital expenditures:
Energy and Mining	$15,367	$34,796	$11,092
North American Water and Wastewater	4,858	3,023	3,378
International Water and Wastewater	3,500	4,382	3,706
Commercial and Structural	470	443	43
Corporate	1,890	2,094	3,052
Total capital expenditures	$26,085	$44,738	$21,271

Depreciation and amortization:
Energy and Mining	$21,954	$18,175	$16,106
North American Water and Wastewater	8,398	8,886	9,405
International Water and Wastewater	4,304	4,405	4,735
Commercial and Structural	3,850	4,509	1,183
Corporate	1,823	1,683	4,103
Total depreciation and amortization	$40,329	$37,658	$35,532

The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands):

	2013	2012	2011
Revenues:
United States	$672,192	$589,027	$539,378
Canada	179,236	180,283	178,739
Europe	90,646	86,883	102,471
Other foreign	149,346	160,638	105,178
Total revenues	$1,091,420	$1,016,831	$925,766

Operating income (loss):
United States	$24,977	$40,676	$(1,042)
Canada	28,955	31,376	31,892
Europe	6,276	6,196	9,391
Other foreign	6,674	3,555	5,466
Total operating income	$66,882	$81,803	$45,707

Long-lived assets: (1)
United States	$154,367	$151,337	$144,151
Canada	28,539	28,724	22,998
Europe	10,007	16,396	12,474
Other foreign	12,806	14,040	12,693
Total long-lived assets	$205,719	$210,497	$192,316
__________________________
(1) Long-lived assets as of December 31, 2013, 2012 and 2011 do not include intangible assets, goodwill or deferred tax assets.
13.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Unaudited quarterly financial data was as follows for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(1)
Year ended December 31, 2013:
Revenues	$225,976	$242,100	$307,665	$315,679
Gross profit	48,137	58,568	69,411	70,905
Operating income	6,818	15,823	22,032	22,209
Income from continuing operations	4,258	18,396	14,623	14,730
Loss from discontinued operations	(921)	(4,977)	(558)	(5)
Net income	3,337	13,419	14,065	14,725

Basic earnings per share:
Income from continuing operations	$0.10	$0.47	$0.37	$0.38
Loss from discontinued operations	(0.03)	(0.13)	(0.01)	0.00
Net income	$0.07	$0.34	$0.36	$0.38

Diluted earnings per share
Income from continuing operations	$0.09	$0.47	$0.37	$0.37
Loss from discontinued operations	(0.03)	(0.13)	(0.01)	0.00
Net income	$0.06	$0.34	$0.36	$0.37
____________________
(1)    Includes the financial results of Brinderson, which was acquired in July 2013.

	First Quarter	Second Quarter(2)	Third Quarter(2)	Fourth Quarter(2)
Year ended December 31, 2012:
Revenues	$227,879	$254,490	$262,867	$271,595
Gross profit	52,572	62,219	62,931	66,032
Operating income	11,187	18,654	26,865	25,097
Income from continuing operations	7,342	12,191	21,170	17,859
Loss from discontinued operations	(192)	(253)	(435)	(833)
Net income	7,150	11,938	20,735	17,026

Basic earnings per share:
Income from continuing operations	$0.17	$0.30	$0.51	$0.40
Loss from discontinued operations	0.00	(0.01)	(0.01)	(0.02)
Net income	$0.17	$0.29	$0.50	$0.38

Diluted earnings per share
Income from continuing operations	$0.17	$0.30	$0.50	$0.40
Loss from discontinued operations	0.00	(0.01)	(0.01)	(0.02)
Net income	$0.17	$0.29	$0.49	$0.38
____________________
(2)    Includes the financial results of Fyfe Asia, which was acquired in April 2012.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Pursuant to Section 404 of the Sarbanes-Oxley Act, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2013. Management’s report is included in Item 8 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report is included in Item 8 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.
The scope of management’s evaluation did not include our recent acquisition of Brinderson. Brinderson is a wholly-owned operation whose total assets and total revenues represented 12.9% and 9.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information concerning this item is included in “Item 4A. Executive Officers of the Registrant” of this report and under the captions “Certain Information Concerning Director Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Corporate Governance Documents,” “Corporate Governance—Board Meetings and Committees—Audit Committee” and “Corporate Governance—Board Meetings and Committees—Audit Committee Financial Expert” in our Proxy Statement for our 2014 Annual Meeting of Stockholders (“2014 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.
Information concerning this item is included under the captions “Executive Compensation,” “Compensation in Last Fiscal Year,” “Director Compensation,” “Corporate Governance—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning this item is included in Item 6 of this report under the caption “Equity Compensation Plan Information” and under the caption “Information Concerning Certain Stockholders” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information concerning this item is included under the caption “Related-Party Transactions” and under the caption “Corporate Governance—Independent Directors” in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
Information concerning this item is included under the caption “Independent Auditors’ Fees” in the 2014 Proxy Statement and is incorporated herein by reference.

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

Dated: February 28, 2014	AEGION CORPORATION

	By:	/s/ J. Joseph Burgess
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

Signature	Title	Date

/s/ J. Joseph Burgess	Principal Executive Officer and	February 28, 2014
J. Joseph Burgess	Director

/s/ David A. Martin	Principal Financial Officer and	February 28, 2014
David A. Martin	Principal Accounting Officer

/s/ Stephen P. Cortinovis	Director	February 28, 2014
Stephen P. Cortinovis

/s/ Stephanie A. Cuskley	Director	February 28, 2014
Stephanie A. Cuskley

/s/ John P. Dubinsky	Director	February 28, 2014
John P. Dubinsky

/s/ Charles R. Gordon	Director	February 28, 2014
Charles R. Gordon

/s/ Juanita H. Hinshaw	Director	February 28, 2014
Juanita H. Hinshaw

/s/ M. Richard Smith	Director	February 28, 2014
M. Richard Smith

/s/ Alfred L. Woods	Director	February 28, 2014
Alfred L. Woods

/s/ Phillip D. Wright	Director	February 28, 2014
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

3.2	Certificate of Correction of the Certificate of Incorporation of the Company, filed herewith.

3.3	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K12B filed October 26, 2011).

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

10.3
Amended and Restated 2001 Non-Employee Director Equity Incentive Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed on April 16, 2003 in connection with the 2003 annual meeting of stockholders). (2)

10.4
2006 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix C to the definitive proxy statement on Schedule 14A filed on March 10, 2006 in connection with the 2006 annual meeting of stockholders), as amended on April 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 14, 2006). (2)

10.5
2006 Non-Employee Director Equity Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed on March 10, 2006 in connection with the 2006 annual meeting of stockholders). (2)

10.6
2009 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed on March 25, 2009, as revised on April 7, 2009, in connection with the 2009 annual meeting of stockholders). (2)

10.7
2011 Non-Employee Director Equity Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed on March 18, 2011 in connection with the 2011 annual meeting of stockholders). (2)

10.8
2013 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed on April 3, 2013 in connection with the 2013 annual meeting of stockholders). (2)

10.9
Employee Stock Purchase Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed on March 15, 2007 in connection with the 2007 annual meeting of stockholders). (2)

10.10	Senior Management Voluntary Deferred Compensation Plan, as amended and restated effective January 1, 2014, filed herewith. (2)

10.11
2011 Executive Performance Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed on March 18, 2011 in connection with the 2011 annual meeting of stockholders). (2)

10.12	Form of Directors’ Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the annual report on Form 10-K for the year ended December 31, 2011).

10.13	Employment Letter between the Company and J. Joseph Burgess dated April 14, 2008 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on April 10, 2008). (2)

10.14
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

10.16	First Amendment to Credit Agreement, dated November 2, 2012 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on November 5, 2012).

10.17	Second Amendment to Credit Agreement, dated May 6, 2013 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on June 25, 2013).

10.18	Third Amendment to Credit Agreement and Consent, dated June 21, 2013 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on June 25, 2013).

10.19
Credit Agreement, dated as of July 1, 2013, among Aegion Corporation, the Guarantors and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on July 5, 2013).

10.20
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

10.21
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