Form 10-Q
period 2014-03-31
Aegion Corp
filed 2014-04-30
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 37,977,281 shares of common stock, $.01 par value per share, outstanding at April 25, 2014.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Quarters Ended March 31,
	2014	2013
Revenues	$306,234	$225,976
Cost of revenues	245,171	177,839
Gross profit	61,063	48,137
Operating expenses	51,929	41,319
Operating income	9,134	6,818
Other income (expense):
Interest expense	(3,115)	(2,336)
Interest income	252	72
Other	(776)	(86)
Total other expense	(3,639)	(2,350)
Income before taxes on income	5,495	4,468
Taxes on income	1,612	1,112
Income before equity in earnings of affiliated companies	3,883	3,356
Equity in earnings of affiliated companies	677	902
Income from continuing operations	4,560	4,258
Loss from discontinued operations	(132)	(921)
Net income	4,428	3,337
Non-controlling interests	(31)	(626)
Net income attributable to Aegion Corporation	$4,397	$2,711

Earnings per share attributable to Aegion Corporation:
Basic:
Income from continuing operations	$0.12	$0.09
Loss from discontinued operations	—	(0.02)
Net income	$0.12	$0.07
Diluted:
Income from continuing operations	$0.12	$0.09
Loss from discontinued operations	—	(0.02)
Net income	$0.12	$0.07

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Quarters Ended March 31,
	2014	2013
Net income	$4,428	$3,337
Other comprehensive income:
Currency translation adjustments	(2,644)	(9,670)
Deferred gain on hedging activity, net of tax(1)	110	78
Total comprehensive income (loss)	1,894	(6,255)
Less: comprehensive income (loss) attributable to noncontrolling interests	(94)	(515)
Comprehensive income (loss) attributable to Aegion Corporation	$1,800	$(6,770)
__________________________

(1)	Amounts presented net of tax of $73 and $52 for the quarters ended March 31, 2014 and 2013, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands, except share amounts)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$143,738	$158,045
Restricted cash	613	483
Receivables, net of allowances of $3,501 and $3,441, respectively	229,952	231,775
Retainage	30,969	30,831
Costs and estimated earnings in excess of billings	89,155	79,999
Inventories	58,674	58,768
Prepaid expenses and other current assets	38,385	38,522
Current assets of discontinued operations	4,937	5,435
Total current assets	596,423	603,858
Property, plant & equipment, less accumulated depreciation	179,211	182,303
Other assets
Goodwill	333,737	334,180
Identified intangible assets, less accumulated amortization	206,490	209,283
Investments	—	9,101
Deferred income tax assets	6,979	6,957
Other assets	15,114	14,315
Total other assets	562,320	573,836
Non-current assets of discontinued operations	2,897	2,921
Total Assets	$1,340,851	$1,362,918

Liabilities and Equity
Current liabilities
Accounts payable	$72,347	$80,417
Accrued expenses	84,497	90,966
Billings in excess of costs and estimated earnings	22,911	24,978
Current maturities of long-term debt and line of credit	24,211	22,024
Current liabilities of discontinued operations	1,731	2,070
Total current liabilities	205,697	220,455
Long-term debt, less current maturities	359,702	366,616
Deferred income tax liabilities	39,434	38,217
Other non-current liabilities	10,703	10,512
Non-current liabilities of discontinued operations	214	197
Total liabilities	615,750	635,997
Commitments and Contingencies – Note 7
Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 38,047,103 and 37,983,114 respectively	380	380
Additional paid-in capital	232,122	236,128
Retained earnings	475,205	470,808
Accumulated other comprehensive (loss) income	(253)	2,052
Total stockholders’ equity	707,454	709,368
Non-controlling interests	17,647	17,553
Total equity	725,101	726,921
Total Liabilities and Equity	$1,340,851	$1,362,918

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE, December 31, 2012	38,952,561	$390	$257,209	$426,457	$15,260	$16,804	$716,120
Net income	—	—	—	2,711	—	626	3,337
Issuance of common stock upon stock option exercises including tax benefit	29,511	—	634	—	—	—	634
Restricted shares issued	395,927	4	—	—	—	—	4
Issuance of shares pursuant to restricted stock units	10,661	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	3,171	—	—	—	—	—	—
Forfeitures of restricted shares	(1,644)	—	—	—	—	—	—
Shares repurchased and retired	(200,038)	(2)	(4,580)	—	—	—	(4,582)
Equity-based compensation expense	—	—	1,835	—	—	—	1,835
Currency translation adjustment and derivative transactions	—	—	—	—	(9,481)	(111)	(9,592)
BALANCE, March 31, 2013	39,190,149	$392	$255,098	$429,168	$5,779	$17,319	$707,756

BALANCE, December 31, 2013	37,983,114	$380	$236,128	$470,808	$2,052	$17,553	$726,921
Net income	—	—	—	4,397	—	31	4,428
Issuance of common stock upon stock option exercises	75,657	1	1,091	—	—	—	1,092
Restricted shares issued	216,880	2	—	—	—	—	2
Issuance of shares pursuant to restricted stock units	15,277	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	4,171	—	—	—	—	—	—
Forfeitures of restricted shares	(8,921)	—	—	—	—	—	—
Shares repurchased and retired	(239,075)	(3)	(5,472)	—	—	—	(5,475)
Equity-based compensation expense	—	—	1,284	—	—		1,284
Purchase of non-controlling interest	—	—	(909)	—	—	292	(617)
Currency translation adjustment and derivative transactions	—	—	—	—	(2,305)	(229)	(2,534)
BALANCE, March 31, 2014	38,047,103	$380	$232,122	$475,205	$(253)	$17,647	$725,101

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Quarters Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$4,428	$3,337
Loss from discontinued operations	132	921
	4,560	4,258
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	10,849	9,100
Loss (gain) on sale of fixed assets	160	(264)
Equity-based compensation expense	1,284	1,835
Deferred income taxes	553	367
Equity in earnings of affiliated companies	(677)	(902)
Loss on sale of interests in Bayou Coating, L.L.C.	472	—
(Gain) loss on foreign currency transactions	(366)	129
Other	631	(747)
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	(130)	(73)
Return on equity of affiliated companies	684	—
Receivables net, retainage and costs and estimated earnings in excess of billings	(9,005)	19,380
Inventories	(340)	(874)
Prepaid expenses and other assets	829	(912)
Accounts payable and accrued expenses	(17,652)	(25,996)
Other operating	(781)	1,381
Net cash (used in) provided by operating activities of continuing operations	(8,929)	6,682
Net cash used in operating activities of discontinued operations	—	(3,091)
Net cash (used in) provided by operating activities	(8,929)	3,591

Cash flows from investing activities:
Capital expenditures	(5,620)	(4,988)
Proceeds from sale of fixed assets	380	709
Patent expenditures	(677)	(211)
Proceeds from sale of interests in Bayou Coating, L.L.C.	9,065	—
Net cash provided by (used in) investing activities	3,148	(4,490)

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises, including tax effects	1,287	638
Repurchase of common stock	(5,475)	(4,582)
Purchase of noncontrolling interest	(617)	—
Proceeds on notes payable	—	1,359
Principal payments on long-term debt	(4,539)	(6,250)
Net cash used in financing activities	(9,344)	(8,835)
Effect of exchange rate changes on cash	818	(4,985)
Net decrease in cash and cash equivalents for the period	(14,307)	(14,719)
Cash and cash equivalents, beginning of period	158,045	133,676
Cash and cash equivalents, end of period	$143,738	$118,957

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    GENERAL
The accompanying unaudited consolidated financial statements of Aegion Corporation and its subsidiaries (collectively, “Aegion” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2014 and the results of operations, statements of comprehensive income, statements of equity and cash flows for the quarters ended March 31, 2014 and 2013. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014. Additionally, certain prior year amounts have been reclassified to conform to the current year presentation.
The results of operations for the quarter ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Acquisitions/Strategic Initiatives/Divestitures

Energy and Mining Segment

On March 31, 2014, the Company, through its subsidiary, The Bayou Companies, LLC (“Bayou”), sold its forty-nine percent (49%) interest in Bayou Coating, L.L.C. (“Bayou Coating”) to Stupp Brothers Inc. (“Stupp”), the holder of the remaining fifty-one percent (51%) interest in Bayou Coating. Stupp purchased the interest by exercising an existing option to acquire the Company’s interest in Bayou Coating at a purchase price equal to $9.1 million, which represented forty-nine percent (49%) of the book value of Bayou Coating as of December 31, 2013. Such book value was determined on the basis of Bayou Coating’s federal information tax return for 2013 and approximated the Company’s book value of its investment in Bayou Coating as of December 31, 2013. The Company had previously received an indication from Stupp of its intent to exercise such option and, in the second quarter of 2013 in connection with such indication, the Company recognized a non-cash charge of $2.7 million ($1.8 million post-tax) related to the goodwill allocated to the joint venture as part of the purchase price accounting associated with the 2009 acquisition of Bayou. The non-cash charge represented the Company’s then current estimate of the difference between the carrying value of the investment on the balance sheet and the amount the Company would receive in connection with the exercise. During the first quarter of 2014, the difference between the Company’s recorded gross equity in earnings of affiliated companies of approximately $1.2 million and the final equity distribution settlement of $0.7 million resulted in a loss of approximately $0.5 million that is recorded in other income (expense) on the consolidated statement of operations.
Prior to March 2014, the Company held a fifty-nine (59%) equity interest in Delta Double Jointing, LLC (“Bayou Delta”) through which the Company offers pipe jointing and other services for the steel-coated pipe industry. The remaining forty-one percent (41%) was held by Bayou Coating. On March 31, 2014, the Company acquired this forty-one percent (41%) interest from Bayou Coating by exercising its existing option at a purchase price equal to $0.6 million. As a result, Bayou Delta is now a wholly owned subsidiary of the Company.
On July 1, 2013, the Company acquired the equity interests of Brinderson, L.P., a California limited partnership, General Energy Services, a California corporation, and Brinderson Constructors, Inc., a California corporation (collectively, “Brinderson”). The transaction purchase price was $150.0 million, which resulted in a cash purchase price at closing of $147.6 million after working capital adjustments and an adjustment to account for cash held in the business at closing. The cash purchase price was funded by borrowings under the Company’s new $650.0 million senior secured credit facility as discussed in Note 5 of this report. Brinderson is a leading integrated service provider of maintenance, construction, engineering and turnaround activities for the upstream and downstream oil and gas markets. Primarily focused on serving large oil and gas customers in California, Brinderson’s competitive advantages include its industry-leading safety record, a strong reputation for reliability and quality and comprehensive solutions needed for upstream oil field and downstream major refinery maintenance, repairs and retrofits. These core competencies position Brinderson to meet the growing demand for non-discretionary operating and maintenance expenditures.
During the second quarter of 2013, the Company’s Board of Directors approved a plan of liquidation for its Bayou Welding Works (“BWW”) business in an effort to improve the Company’s overall financial performance and align the operations with its long-term strategic initiatives. BWW provided specialty welding and fabrication services from its facility in New Iberia, Louisiana. Financial results for BWW were part of the Company’s Energy and Mining segment for financial reporting purposes. BWW ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. As a result of the closure of BWW, Aegion recognized a pre-tax, non-cash charge of approximately $3.9 million ($2.4 million after-tax, or $0.06 per diluted share) to reflect the impairment of goodwill and intangible assets. The Company also recognized additional non-cash impairment charges for equipment and other assets of approximately $1.1 million on a pre-tax basis ($0.7 million on an after-tax basis, or $0.02 per diluted share), which also was recorded in the second quarter of 2013. The Company expects the cash liquidation value to approximate net asset value. Net asset value is determined using recorded amounts for assets and liabilities, which are based on Level 3 inputs as defined in Note 10. The Company also incurred cash charges to exit the business of approximately $0.1 million on a pre-tax and post-tax basis, which included property, equipment and vehicle lease termination and buyout costs, employee termination benefits and retention incentives, among other ancillary shut-down expenses. Final liquidation of BWW’s assets is expected to occur by the end of 2014.
Water and Wastewater Segment
In June 2013, the Company sold its fifty percent (50%) interest in Insituform Rohrsanierungstechniken GmbH (“Insituform-Germany”) to Per Aarsleff A/S, a Danish company (“Aarsleff”). Insituform-Germany, a company that was jointly owned by Aegion and Aarsleff, is active in the business of no-dig pipe rehabilitation in Germany, Slovakia and Hungary. The sale price was €14.0 million, approximately $18.3 million. The sale resulted in a gain on sale of approximately $11.3 million (net of $0.5 million of transaction expenses). In connection with the sale, Insituform-Germany also entered into a tube supply agreement with the Company whereby Insituform-Germany will purchase on an annual basis at least GBP 2.3 million, approximately $3.6 million, of felt cured-in-place pipe (“CIPP”) liners during the two-year period from June 26, 2013 to June 30, 2015.
Purchase Price Accounting
The Company accounts for its acquisitions in accordance with FASB ASC 805, Business Combinations. The Company records finite-lived intangible assets at their determined fair value related to customer relationships, backlog, trade names and trademarks and patents and other acquired technologies. The acquisitions generally result in goodwill related to, among other things, growth opportunities and synergies. The goodwill associated with the Brinderson acquisition is deductible for tax purposes. At March 31, 2014, the Company had substantially completed its accounting for Brinderson with the exception of final working capital adjustments. As the Company completes its final accounting for this acquisition, there might be changes, none of which are expected to be material to the financial statements.
The Brinderson acquisition made the following contributions to the Company’s revenues and profits (in thousands):

Quarter Ended March 31, 2014
Revenues	$75,902
Net income (1)	3,275
_____________________

(1)	Net income includes an allocation of corporate expenses that is not necessarily an indication of the entity’s operations on a stand alone basis.
The following unaudited pro forma summary presents combined information of the Company as if the Brinderson acquisition had occurred at the beginning of the year preceding its acquisition (in thousands):

Quarter Ended March 31, 2013
Revenues	$286,196
Net income (1)	8,282
_____________________

(1)	Includes pro-forma adjustments for purchase price depreciation and amortization as if those intangibles were recorded at the beginning of the year preceding the acquisition date.
The transaction purchase price to acquire Brinderson was $150.0 million, which resulted in a cash purchase price at closing of $147.6 million after preliminary working capital adjustments and an adjustment to account for cash held in the business at closing.

The following table summarizes the fair value of identified assets and liabilities of the Brinderson acquisition at its acquisition date (in thousands):

Cash	$3,842
Receivables and cost and estimated earnings in excess of billings	28,353
Prepaid expenses and other current assets	655
Property, plant and equipment	6,848
Identified intangible assets	60,210
Other assets	1,071
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(16,122)
Total identifiable net assets	$84,857

Total consideration recorded	$147,605
Less: total identifiable net assets	84,857
Goodwill at March 31, 2014	$62,748
There were no purchase price accounting adjustments made during the first quarter of 2014.

2.    ACCOUNTING POLICIES
Revenues
Revenues include construction, engineering and installation revenues that are recognized using the percentage-of-completion method of accounting in the ratio of costs incurred to estimated final costs. Revenues from change orders, extra work and variations in the scope of work are recognized when it is probable that they will result in additional contract revenue and when the amount can be reliably estimated. During the first quarter of 2013, the Company recorded revenue related to claims in its discontinued operations, which has been determined to be probable and reasonably estimated. The amount of this revenue is immaterial to the Company’s consolidated financial statements. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and equipment costs. The Company expenses all pre-contract costs in the period these costs are incurred. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. If material, the effects of any changes in estimates are disclosed in the notes to the consolidated financial statements. When estimates indicate that a loss will be incurred on a contract, a provision for the expected loss is recorded in the period in which the loss becomes evident. Revenues from change orders, extra work and variations in the scope of work are recognized when it is probable that they will result in additional contract revenue and when the amount can be reliably estimated. Any revenue recognized is only to the extent costs have been recognized in the period. Additionally, the Company expenses all costs for unpriced change orders in the period in which they are incurred.
Revenues from Brinderson are derived mainly from multiple maintenance contracts under multi-year long-term Master Service Agreements and alliance contracts, as well as engineering and construction-type contracts. Brinderson enters into contracts with its customers that contain three principal types of pricing provisions: time and materials, cost plus fixed fee and fixed price. Although the terms of these contracts vary, most are made pursuant to cost reimbursable contracts on a time and materials basis under which revenues are recorded based on costs incurred at agreed upon contractual rates. Brinderson also performs services on a cost plus fixed fee basis under which revenues are recorded based upon costs incurred at agreed upon rates and a proportionate amount of the fixed fee or percentage stipulated in the contract.
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
As of March 31, 2014 and 2013, the Company had $1.0 million and $6.5 million, respectively, related to currency translation adjustments, $(1.0) million and $(0.6) million, respectively, related to derivative transactions and $(0.2) million and $(0.2) million, respectively, related to pension activity in accumulated other comprehensive income.
Investments in Affiliated Companies
On March 31, 2014, the Company, through Bayou, sold its forty-nine percent (49%) interest in Bayou Coating to Stupp, the holder of the remaining fifty-one percent (51%) interest in Bayou Coating. Stupp purchased the interest by exercising an existing option to acquire the Company’s interest in Bayou Coating at a purchase price equal to $9.1 million, which represented forty-nine percent (49%) of the book value of Bayou Coating as of December 31, 2013. Such book value was determined on the basis of Bayou Coating’s federal information tax return for 2013 and approximated the Company’s book value of its investment in Bayou Coating as of December 31, 2013. The Company had previously received an indication from Stupp of its intent to exercise such option and, in the second quarter of 2013 in connection with such indication, the Company recognized a non-cash charge of $2.7 million ($1.8 million post-tax) related to the goodwill allocated to the joint venture as part of the purchase price accounting associated with the 2009 acquisition of Bayou. The non-cash charge represented the Company’s then current estimate of the difference between the carrying value of the investment on the balance sheet and the amount the Company would receive in connection with the exercise. During the first quarter of 2014, the difference between the Company’s recorded gross equity in earnings of affiliated companies of approximately $1.2 million and the final equity distribution settlement of $0.7 million resulted in a loss of approximately $0.5 million that is recorded in other income (expense) on the consolidated statement of operations.
Prior to March 2014, the Company held a fifty-nine (59%) equity interest in Bayou Delta through which the Company offers pipe jointing and other services for the steel-coated pipe industry. The remaining forty-one percent (41%) was held by Bayou Coating. On March 31, 2014, the Company acquired this forty-one percent (41%) interest from Bayou Coating by exercising it’s existing option at a purchase price equal to $0.6 million. As a result, Bayou Delta is now a wholly owned subsidiary of the Company.
In June 2013, the Company sold its fifty percent (50%) interest in Insituform-Germany to Aarsleff. Insituform-Germany, a company that was jointly owned by Aegion and Aarsleff, is active in the business of no-dig pipe rehabilitation in Germany, Slovakia and Hungary. The sale price was €14.0 million, approximately $18.3 million. The sale resulted in a gain on the sale of approximately $11.3 million (net of $0.5 million of transaction expenses). In connection with the sale, Insituform-Germany also entered into a tube supply agreement with the Company whereby Insituform-Germany will purchase on an annual basis at least GBP 2.3 million, approximately $3.6 million, of felt cured-in-place pipe (“CIPP”) liners during the two-year period from June 26, 2013 to June 30, 2015.
The Company, through its subsidiary, Insituform Technologies Netherlands BV, owns a forty-nine percent (49%) equity interest in WCU Corrosion Technologies Pte. Ltd. (“WCU”). WCU offers the Company’s Tite Liner® process in the oil and gas sector and onshore corrosion services in Asia and Australia.
Investments in entities in which the Company does not have control or is not the primary beneficiary of a variable interest entity, and for which the Company has 20% to 50% ownership or has the ability to exert significant influence, are accounted for by the equity method. At December 31, 2013, the investment in affiliated companies on the Company’s consolidated balance sheets was $9.1 million. Due to the sale of Bayou Coating, the balance was zero at March 31, 2014.
Net income presented below for the quarters ended March 31, 2014 and 2013 includes Bayou Coating’s previously held forty-one percent (41%) interest in Delta Double Jointing, LLC (“Bayou Delta”), which is eliminated for purposes of determining the Company’s equity in earnings of affiliated companies because Bayou Delta is consolidated in the Company’s financial statements as a result of its additional ownership through another Company subsidiary.

The Company’s equity in earnings of affiliated companies for all periods presented below includes acquisition-related depreciation and amortization expense and is net of income taxes associated with these earnings. Financial data for these investments in affiliated companies for each of the quarters ended March 31, 2014 and 2013 is summarized in the following table (in thousands):

	Quarters Ended March 31,
Income statement data	2014	2013 (1)
Revenue	$9,088	$27,949
Gross profit	3,489	7,446
Net income	2,413	3,386
Equity in earnings of affiliated companies	677	902
_____________________
(1)    Includes the financial data of Insituform-Germany.
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

Based on its evaluation of the above factors and judgments, as of March 31, 2014, the Company consolidated any VIEs in which it was the primary beneficiary.

Financial data for consolidated variable interest entities are summarized in the following table (in thousands):

Balance sheet data	March 31, 2014	December 31, 2013
Current assets	$54,099	$55,960
Non-current assets	46,087	47,606
Current liabilities	24,837	27,335
Non-current liabilities	36,070	36,761

	Quarters Ended March 31,
Income statement data	2014	2013
Revenue	$20,624	$19,272
Gross profit	1,802	3,751
Net income	(571)	1,056

3.    SHARE INFORMATION
Earnings per share have been calculated using the following share information:

	Quarters Ended March 31,
	2014	2013
Weighted average number of common shares used for basic EPS	37,964,320	38,878,208
Effect of dilutive stock options and restricted and deferred stock unit awards	378,476	408,226
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	38,342,796	39,286,434
The Company excluded 362,477 and 161,985 stock options for the quarters ended March 31, 2014 and 2013, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

4.    GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill and identified intangible assets consist of the following:
Goodwill

(In millions)
	Energy and Mining	Water and Wastewater	Commercial and Structural	Total
Beginning balance at January 1, 2014	$138.6	$130.1	$65.5	$334.2
Foreign currency translation	(0.5)	—	—	(0.5)
Balance at March 31, 2014 (1)	$138.1	$130.1	$65.5	$333.7
__________________________

(1)	The Company does not have any accumulated impairment charges.
Identified Intangible Assets

(In thousands)		March 31, 2014			December 31, 2013
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	6	$3,913	$(3,013)	$900	$3,917	$(2,977)	$940
Backlog	0	4,739	(4,739)	—	4,745	(4,745)	—
Leases	13	2,067	(514)	1,553	2,067	(477)	1,590
Trademarks	16	21,476	(4,424)	17,052	21,394	(4,167)	17,227
Non-competes	4	1,140	(775)	365	1,140	(753)	387
Customer relationships	14	182,643	(30,927)	151,716	182,703	(28,287)	154,416
Patents and acquired technology	17	58,013	(23,109)	34,904	57,419	(22,696)	34,723
		$273,991	$(67,501)	$206,490	$273,385	$(64,102)	$209,283
Amortization expense was $3.5 million and $2.6 million for each of the quarters ended March 31, 2014 and 2013, respectively. Estimated amortization expense by year is as follows (in thousands):

2014	$14,436
2015	14,627
2016	14,624
2017	14,587
2018	14,509

5.    LONG-TERM DEBT AND CREDIT FACILITY
Financing Arrangements
In July 2013, in connection with the Brinderson acquisition, the Company entered into a new $650.0 million senior secured credit facility (the “Credit Facility”) with a syndicate of banks. Bank of America, N.A. served as the administrative agent. Merrill Lynch Pierce Fenner & Smith Incorporated, JPMorgan Securities LLC and U.S. Bank National Association acted as joint lead arrangers and joint book managers in the syndication of the Credit Facility. The Credit Facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility, each with a maturity date of July 1, 2018. The Company borrowed the entire term loan and drew $35.5 million against the revolving line of credit from the Credit Facility on July 1, 2013 for the following purposes: (1) to pay the $147.6 million cash purchase price for the Company’s acquisition of Brinderson, L.P. and related entities, which closed on July 1, 2013; (2) to retire $232.3 million in indebtedness outstanding under the Company’s prior credit facility; and (3) to fund expenses associated with the Credit Facility and the Brinderson acquisition. Additionally, the Company used $7.0 million of its cash on hand to fund these transactions.

Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable one month LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of March 31, 2014 was approximately 2.37%.
The Company’s indebtedness at March 31, 2014 consisted of $336.9 million outstanding from the $350.0 million term loan under the Credit Facility and $35.5 million on the line of credit under the Credit Facility. Additionally, the Company and Wasco Coatings UK Ltd. (“Wasco Energy”) loaned Bayou Wasco Insulation, LLC (“Bayou Wasco”), a joint venture between the Company and Wasco Energy, an aggregate of $14.0 million for the purchase of capital assets in 2012 and 2013, of which $6.9 million (representing funds loaned by Wasco Energy) was designated as third-party debt in the consolidated financial statements. In February 2014, the Company and Wasco Energy agreed to a five-year term on the funds loaned; therefore, the amounts are classified as long-term debt as of March 31, 2014. In connection with the formation of Bayou Perma-Pipe Canada, Ltd. (“BPPC”), the Company and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January 2012, the Company and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. Of such amount, $4.5 million was designated as third-party debt in the Company’s consolidated financial statements. The Company also held $0.1 million of third party notes and bank debt at March 31, 2014.
As of March 31, 2014, the Company had $18.6 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $10.2 million was collateral for the benefit of certain of our insurance carriers and $8.4 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
The Company’s indebtedness at December 31, 2013 consisted of $341.3 million outstanding from the $350.0 million term loan under the Credit Facility and $35.5 million on the line of credit under the Credit Facility. Additionally, the Company and Wasco Energy loaned Bayou Wasco an aggregate of $14.0 million for the purchase of capital assets in 2012 and 2013, of which $6.9 million (representing funds loaned by Wasco Energy) was designated as third-party debt in the consolidated financial statements. In February 2014, the Company and Wasco Energy agreed to a five-year term on the funds loaned; therefore, the amounts were reclassified to long-term debt as of December 31, 2013. In connection with the formation of BPPC, the Company and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January 2012, the Company and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. Of such amount, $4.9 million was designated as third-party debt in the Company’s consolidated financial statements. The Company also held $0.1 million of third party notes and bank debt at December 31, 2013.
At March 31, 2014 and December 31, 2013, the estimated fair value of the Company’s long-term debt was approximately $379.9 million and $380.1 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 10.
In July 2013, the Company entered into an interest rate swap agreement, for a notional amount of $175.0 million that is set to expire in July 2016. The notional amount of this swap mirrors the amortization of a $175.0 million portion of the Company’s $350.0 million term loan drawn from the Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $175.0 million notional amount. The annualized borrowing rate of the swap at March 31, 2014 was approximately 2.15%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of the Company’s term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and will be accounted for as a cash flow hedge.
The Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the Credit Facility’s credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•
Consolidated financial leverage ratio compares consolidated funded indebtedness to Credit Facility defined income. The initial maximum amount was not to initially exceed 3.75 to 1.00 and will decrease periodically at scheduled reporting periods to not more that 3.50 to 1.00 beginning with the quarter ending June 30, 2014. At March 31, 2014, the Company’s consolidated financial leverage ratio was 2.74 to 1.00 and, using the Credit Facility defined income, the Company had the capacity to borrow up to approximately $140.5 million of additional debt.

•
Consolidated fixed charge coverage ratio compares Credit Facility defined income to Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At March 31, 2014, the Company’s fixed charge ratio was 1.62 to 1.00.

At March 31, 2014, the Company was in compliance with all of its debt and financial covenants as required under the Credit Facility.

6.    STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION
Share Repurchase Plan
In February 2014, the Company’s Board of Directors authorized the open market repurchase of up to $20.0 million of the Company’s common stock to be made during 2014. Once a repurchase is complete, the Company promptly retires the shares. The Company also is authorized to purchase up to $10.0 million of the Company’s common stock in each calendar year in connection with the Company’s equity compensation programs for employees and directors. The participants in the Company’s equity plans may surrender shares of previously issued common stock in satisfaction of tax obligations arising from the vesting of restricted stock awards under such plans, in connection with the exercise of stock option awards and with the lapse of restricted periods of deferred stock unit awards. The deemed price paid is the closing price of the Company’s common stock on the Nasdaq Global Select Market on the date that the restricted stock vests, the shares of the Company’s common stock are surrendered in exchange for stock option exercises or the lapse of the restricted periods of deferred stock unit awards.
During the quarter ended March 31, 2014, the Company acquired 142,700 shares of the Company’s common stock for $3.4 million ($23.70 average price per share) through the open market repurchase program discussed above and 96,375 shares of the Company’s common stock for $2.1 million ($21.71 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, exercise of stock options and distribution of deferred stock units. Once repurchased, the Company immediately retired all such shares.
Equity-Based Compensation Plans
At March 31, 2014, the Company had two active equity-based compensation plans under which awards may be made, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. The Company’s 2013 Employee Equity Incentive Plan (the “2013 Employee Plan”) has 2,895,000 shares of the Company’s common stock reserved for issuance and, at March 31, 2014, 2,069,721 shares of common stock were available for issuance. The Company’s 2011 Non-Employee Director Equity Incentive Plan (“2011 Director Plan”) has 250,000 shares of the Company’s common stock registered for issuance and, at March 31, 2014, 168,300 shares of common stock were available for issuance.
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
The following table summarizes all stock award activity during the quarter ended March 31, 2014:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2014	555,025	$22.79
Restricted shares awarded	216,880	24.20
Restricted stock units awarded	226,140	24.21
Restricted shares distributed	(112,483)	23.81
Restricted stock units distributed	(15,277)	21.25
Restricted shares forfeited	(8,921)	21.69
Outstanding at March 31, 2014	861,364	$23.42
Expense associated with stock awards was $0.9 million and $1.2 million in the quarters ended March 31, 2014 and 2013, respectively. Unrecognized pre-tax expense of $17.1 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.5 years for awards outstanding at March 31, 2014.

Deferred Stock Unit Awards
Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.
The following table summaries all deferred stock unit activity during the quarter ended March 31, 2014:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2014	214,455	$19.56
Shares distributed	(4,171)	22.71
Outstanding at March 31, 2014	210,284	$19.47
There was no expense associated with awards of deferred stock units in the quarters ended March 31, 2014 or 2013.
Stock Options
Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.
The following table summarizes all stock option activity during the quarter ended March 31, 2014:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2014	1,208,824	$18.54
Granted	38,820	24.21
Exercised	(75,657)	15.72
Canceled/Expired	(27,664)	25.60
Outstanding at March 31, 2014	1,144,323	$18.75
Exercisable at March 31, 2014	988,402	$18.46
Expense associated with stock option grants was $0.4 million and $0.6 million in the quarters ended March 31, 2014 and 2013, respectively. Unrecognized pre-tax expense of $1.3 million related to stock option grants is expected to be recognized over the weighted average remaining contractual term of 1.8 years for awards outstanding at March 31, 2014.
Financial data for stock option exercises are summarized in the following table (in thousands):

	Quarters Ended March 31,
	2014	2013
Amount collected from stock option exercises	$1,633	$738
Total intrinsic value of stock option exercises	444	143
Tax benefit of stock option exercises recorded in additional paid-in-capital	34	55
Aggregate intrinsic value of outstanding stock options	7,835	6,434
Aggregate intrinsic value of exercisable stock options	7,095	5,500
The intrinsic value calculations are based on the Company’s closing stock price of $25.31 and $23.15 on March 31, 2014 and 2013, respectively.
The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. The fair value of stock options awarded during the quarters ended March 31, 2014 and 2013 were estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

	Quarters Ended March 31,
	2014		2013
	Range	Weighted Average	Range	Weighted Average
Grant-date fair value	$11.27	$11.27	$12.92	$12.92
Volatility	41.6%	41.6%	49.8%	49.8%
Expected term (years)	7.0	7.0	7.0	7.0
Dividend yield	—%	—%	—%	—%
Risk-free rate	2.3%	2.3%	1.1%	1.1%

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
Purchase Commitments
The Company had no material purchase commitments at March 31, 2014.
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
The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at March 31, 2014 on its consolidated balance sheet.

8.    SEGMENT REPORTING
The Company operates in three distinct markets: energy and mining; water and wastewater; and commercial and structural services. Management organizes the Company around differences in products and services. As such, the Company is organized into three reportable segments: Energy and Mining; Water and Wastewater; and Commercial and Structural. Each reportable segment has a senior operating vice president who reports to the chief operating decision maker (“CODM”). The operating results and financial information reported by each segment are evaluated separately, regularly reviewed and used by the CODM to evaluate segment performance, allocate overall resources and determine management incentive compensation.
During the first quarter of 2014, the Company reorganized its North American Water and Wastewater and International Water and Wastewater reportable segments into a single, reportable segment titled Water and Wastewater. As a result of this reorganization, the entire Water and Wastewater segment reports to the Senior Vice President - Water and Wastewater, who in turn reports to the CODM. All future filings will combine these two previously reported segments into a single Waste and Wastewater segment.
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

Financial information by segment was as follows (in thousands):

	Quarters Ended March 31,
	2014	2013
Revenues:
Energy and Mining	$183,910	$108,690
Water and Wastewater	106,133	103,796
Commercial and Structural	16,191	13,490
Total revenues	$306,234	$225,976

Gross profit:
Energy and Mining	$35,509	$24,266
Water and Wastewater	20,102	19,161
Commercial and Structural	5,452	4,710
Total gross profit	$61,063	$48,137

Operating income (loss):
Energy and Mining	$7,676	$5,451
Water and Wastewater	3,019	2,562
Commercial and Structural	(1,561)	(1,195)
Total operating income	$9,134	$6,818
The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands):

	Quarters Ended March 31,
	2014	2013
Revenues:
United States	$210,630	$138,747
Canada	41,864	39,394
Europe	22,616	22,651
Other foreign	31,124	25,184
Total revenues	$306,234	$225,976

Gross profit:
United States	$41,393	$29,112
Canada	9,062	9,303
Europe	4,758	5,003
Other foreign	5,850	4,719
Total gross profit	$61,063	$48,137

Operating income (loss):
United States	$2,396	$(106)
Canada	5,423	5,748
Europe	527	868
Other foreign	788	308
Total operating income	$9,134	$6,818

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
Operating results for discontinued operations are summarized as follows (in thousands):

	Quarters Ended March 31,
	2014	2013
Revenues	$—	$5,676
Gross loss	(21)	(1,078)
Operating expenses	202	459
Operating loss	(223)	(1,537)
Other expenses	—	30
Loss before tax benefits	(223)	(1,567)
Tax benefits	91	646
Net loss	(132)	(921)
Balance sheet data for discontinued operations was as follows (in thousands):

	March 31, 2014	December 31, 2013
Restricted cash	$1,193	$1,193
Receivables, net	3,492	4,038
Prepaid expenses and other current assets	252	204
Property, plant and equipment, less accumulated depreciation	1,118	1,118
Deferred tax assets	1,779	1,803
Total assets	$7,834	$8,356

Accounts payable	$1,555	$2,050
Accrued expenses	176	20
Deferred tax liabilities	214	197
Total liabilities	$1,945	$2,267

10.    DERIVATIVE FINANCIAL INSTRUMENTS
As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, gain or loss is recorded in the consolidated statements of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During each of the quarters ended March 31, 2014 and 2013, the Company recorded less than $0.1 million as a gain on the consolidated statements of operations in the other income (expense) line item upon settlement of the cash flow hedges. At March 31, 2014, the Company recorded a net deferred gain of $0.1 million related to the cash flow hedges in other current assets and other comprehensive income on the consolidated balance sheets and on the foreign currency translation adjustment and derivative transactions line of the consolidated statements of equity. The Company presents derivative instruments in the consolidated financial statements on a gross basis. The gross and net difference of derivative instruments are considered to be immaterial to the financial position presented in the financial statements.
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
The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 (as defined below) inputs (in thousands):

Designation of Derivatives	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$67	$24
	Total Assets	$67	$24

Interest Rate Swaps	Other non-current liabilities	$1,080	$1,220
	Total Liabilities	$1,080	$1,220

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$1,056	$878
	Total Assets	$1,056	$878

	Total Derivative Assets	$1,123	$902
	Total Derivative Liabilities	1,080	1,220
	Total Net Derivative Asset (Liability)	$43	$(318)
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

The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$1,123	$—	$1,123	$—
Total	$1,123	$—	$1,123	$—

Liabilities:
Interest Rate Swap	$1,080	$—	$1,080	$—
Total	$1,080	$—	$1,080	$—

	Total Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$902	$—	$902	$—
Total	$902	$—	$902	$—

Liabilities:
Interest Rate Swap	$1,220	$—	$1,220	$—
Total	$1,220	$—	$1,220	$—
The following table summarizes the Company’s derivative positions at March 31, 2014:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Canadian Dollar/USD	Sell	$21,074,386	0.6	1.11
Singapore Dollar/USD	Sell	$1,973,834	0.8	1.26
Hong Kong Dollar/USD	Sell	$1,558,146	0.8	7.75
Australian Dollar/USD	Sell	$3,030,088	0.8	0.91
USD/British Pound	Sell	£1,900,000	0.5	1.66
EURO/British Pound	Sell	£8,000,000	0.3	0.83
Interest Rate Swap		$168,437,500	2.4
The Company had no transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2014. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which are based on Level 2 inputs as previously defined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
We believe that certain accounting policies could potentially have a more significant impact on our consolidated financial statements, either because of the significance of the consolidated financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting policies can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2013.

Forward-Looking Information
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. We make forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q that represent our beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to us and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 28, 2014, and in our subsequent Quarterly Reports on Form 10-Q, including this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by us from time to time in our periodic filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by us in this report are qualified by these cautionary statements.

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
During the first quarter of 2014, we reorganized our Water and Wastewater businesses to bring all of our global operations under one central leadership team. In connection with this management reorganization, we combined our North American Water and Wastewater and International Water and Wastewater reportable segments into one reportable segment titled Water and Wastewater. All future filings will combine these two previously reported segments into a single Waste and Wastewater segment. As a result, we are now organized into three reportable segments: Energy and Mining; Water and Wastewater; and Commercial and Structural. Market changes between the segments are typically independent of each other, unless a macroeconomic event affects the water and wastewater rehabilitation markets, the oil, mining and gas markets and the commercial and structural markets concurrently. These changes exist for a variety of reasons, including, but not limited to, local economic conditions, weather-related issues and levels of government funding.
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

•
optimizing our water and wastewater pipeline rehabilitation operations by: (i) improving project execution, cost management practices, including the reduction of redundant fixed costs, and product mix; (ii) identifying opportunities to streamline key management functions and processes to improve our profitability; and (iii) strongly emphasizing higher return manufacturing operations;

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

Results of Operations – Comparison of the Quarters Ended March 31, 2014 and 2013
Overview – Consolidated Results
Key financial data for our consolidated operations, as updated for discontinued operations, was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2014	2013	$	%
Revenues	$306,234	$225,976	$80,258	35.5%
Gross profit	61,063	48,137	12,926	26.9
Gross profit margin	19.9%	21.3%	n/a	(140	)bp
Operating expenses	51,929	41,319	10,610	25.7
Operating income	9,134	6,818	2,316	34.0
Operating margin	3.0%	3.0%	n/a	—
Income from continuing operations	4,560	4,258	302	7.1
Consolidated income from continuing operations was $4.6 million for the quarter ended March 31, 2014 compared to $4.3 million in the prior year quarter. The increase in consolidated income from continuing operations for the first quarter of 2014 was primarily the result of the contribution from our July 2013 acquisition of Brinderson, coupled with improved profitability of the Water and Wastewater segment, partially offset by higher interest costs and a higher effective income tax rate in first quarter 2014. The increase in interest expense resulted from higher principal balances year over year due to the Brinderson acquisition. Operating income increased by $2.3 million, or 34.0%, due principally to the addition of Brinderson, which contributed $4.8 million in operating income in the first quarter of 2014. Excluding Brinderson, operating income declined $2.5 million from the first quarter of 2013 due to declines in our Energy and Mining and Commercial and Structural segments. Within Energy and Mining, the decline was principally due to lower earnings in the industrial linings business. Operating income from the industrial linings work in Morocco declined $1.3 million compared to the first quarter of 2013 due to completion of the project in 2013. Our industrial linings operation in Mexico was also affected in the first quarter of 2014 by lower backlog levels from a year ago. The cathodic protection business also had a year over year decline in earnings principally coming from lower contribution from the U.S. and Canadian businesses due to impacts of weather and project delays. Our Commercial and Structural segment declined $0.4 million quarter over quarter due to the North American operations continuing to recover from the loss of momentum that occurred during the second half of 2013, which resulted from organizational turnover that disrupted sales and operations. The business did make solid strides in reducing operating losses from the fourth quarter of 2013 to the first quarter of 2014. Offsetting the above declines, our Water and Wastewater segment increased operating income $0.5 million primarily due to increased volume in our North American operations. In North America, revenues grew 5.7% in the first quarter of 2014 compared to the first quarter of 2013 from dramatically improved backlog and strong execution. Growth and profitability were hampered somewhat by poor weather conditions during much of the first quarter of 2014.
For the first quarter of 2014 compared to the same quarter of 2013, revenues increased $80.3 million, or 35.5%. This increase was primarily due to the addition of Brinderson, which contributed $75.9 million in revenues during the first quarter of 2014. Exclusive of Brinderson, revenues increased $4.4 million, or 1.9%, compared to the prior year primarily due to increased activity in our international Commercial and Structural business and our North American Water and Wastewater business.
For the first quarter of 2014, operating expenses increased $10.6 million, or 25.7%, compared to the same quarter of 2013. The addition of Brinderson contributed $6.6 million in operating expenses during the first quarter of 2014. Exclusive of Brinderson, operating expense, as a percentage of revenue, for Energy and Mining increased 240 basis points primarily due to continued investments made to expand our presence in the Middle East. The increase in operating expense for Energy and Mining was offset by improved operational efficiencies in our industrial linings operations. Water and Wastewater operating expense, as a percentage of revenue, was relatively flat year over year. Operating expense, as a percentage of revenue, for Commercial and Structural improved slightly year over year due to revenue growth of 20%, and controlled operating expenses in the international markets. Commercial and Structural operating expenses grew by $1.1 million due to continued investments to increase business development and operational capability in the United States.

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
The following table sets forth our consolidated backlog by segment (in millions):

	March 31, 2014	December 31, 2013	March 31, 2013
Energy and Mining (1) (2)	$416.8	$429.1	$207.7
Water and Wastewater	285.5	280.1	221.6
Commercial and Structural	46.4	49.8	49.4
Total backlog	$748.7	$759.0	$478.7

(1)	All periods presented exclude Bayou Welding Works (“BWW”) backlog, as this business was discontinued in the second quarter of 2013.

(2)
March 31, 2014 and December 31, 2013 included backlog for Brinderson of $255.8 million and $268.3 million, respectively. Brinderson backlog represents expected unrecognized revenues to be realized under long-term Master Service Agreements (“MSAs”) and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues.

Although backlog represents only those contracts and MSAs that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.
Within our Energy and Mining and Commercial and Structural segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of March 31, 2014, 5.8% and 2.1% of our Energy and Mining backlog and Commercial and Structural backlog, respectively, related to these variable interest entities. With the exception of Brinderson, a substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world.
Within our Water and Wastewater segments, all of our projects are performed through our wholly-owned subsidiaries and a substantial majority of those projects are fixed price contracts with individual municipalities across the world.

Energy and Mining Segment
Key financial data for our Energy and Mining segment, as updated for discontinued operations, was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2014	2013	$	%
Revenues	$183,910	$108,690	$75,220	69.2%
Gross profit	35,509	24,266	11,243	46.3
Gross profit margin	19.3%	22.3%	n/a	(300	)bp
Operating expenses	27,833	18,815	9,018	47.9
Operating income	7,676	5,451	2,225	40.8
Operating margin	4.2%	5.0%	n/a	(80	)bp
Revenues
Revenues in our Energy and Mining segment increased by $75.2 million, or 69.2%, in the first quarter of 2014 compared to the first quarter of 2013. This increase was primarily due to our acquisition of Brinderson, which contributed $75.9 million in revenues during the first quarter of 2014. Exclusive of Brinderson, revenues decreased $0.7 million and were primarily driven by a decrease in project activity in both our coating operations in New Iberia, Louisiana and our industrial linings operations of $5.6 million and $4.8 million, respectively. The decrease in our coating operations was primarily due to the customer driven timing of project activity; whereas, the decrease in our industrial linings operations was primarily due to difficult market conditions in certain international markets, most notably with mining customers, along with the impact of the 2013 completion of a large project in Morocco which contributed $5.8 million in revenue during the first quarter of 2013 with no revenue in 2014. Partially offsetting these declines was a $4.5 million increase in revenues from our robotic coating operations, which achieved increased production on the Wasit gas field project in Saudi Arabia, and a $2.4 million increase in revenues related to increased project activity and growth in our coatings operations in Canada.
Our Energy and Mining segment contract backlog at March 31, 2014 was $416.8 million, which represented a $12.3 million, or 2.9%, decrease compared to December 31, 2013, and a $209.1 million, or 100.7%, increase compared to March 31, 2013. Exclusive of Brinderson, backlog for the Energy and Mining segment declined sequentially and on a year over year basis due to weaker market conditions for the industrial linings operations, specifically in South America and Mexico, coupled with strong revenue generation on the Wasit gas field project in Saudi Arabia in the first quarter of 2014. Offsetting these backlog declines were year over year improvements in our cathodic protection operations, primarily in the United States, and our coating operations in New Iberia, Louisiana, which successfully secured several smaller projects.
Brinderson’s backlog represents expected revenues to be realized under long-term MSAs and other signed contracts. If the remaining term of the arrangements exceeds 12 months, the unrecognized revenue attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues. At the date of acquisition, July 1, 2013, this backlog was $201.0 million and has increased 27.3% during our ownership to $255.8 million at March 31, 2014.
Gross Profit and Gross Profit Margin
Gross profit in our Energy and Mining segment increased by $11.2 million, or 46.3%, in the first quarter of 2014 compared to the first quarter of 2013. Brinderson contributed $11.4 million of gross profit at 15.0% gross margins in the first quarter of 2014. Gross margins declined by 300 basis points to 19.3% during the first quarter of 2014. The addition of Brinderson’s lower profit margin work and project wind-down activities in Morocco were the primary drivers of the decline in gross margins from the prior year period. Gross profit contribution from the industrial linings work in Morocco declined $1.3 million compared to the first quarter of 2013 due to completion of the project in 2013. Our cathodic protection operations contributed lower gross profit in first quarter of 2014 due to the delay of certain projects into the second quarter by customers or due to weather delays. In addition, first quarter 2013 gross profits were boosted by the contribution of a large project in the United States which did not repeat in the first quarter of 2014. Partially offsetting these declines were improved results from our robotic coating operations from progress made in the first quarter of 2014 on the Wasit project in Saudi Arabia.
In the first quarter of 2014, our coatings operations continued to experience a market lull in the Gulf of Mexico, and our linings operations experienced decreased project activity in some of its international markets. While this has slowed the momentum to date in 2014, we believe the demand for services offered by our Energy and Mining segment is robust. For the remainder of 2014, we expect (i) continued production of the large robotic project for the offshore Wasit gas field; (ii) growth from our cathodic protection operations from capital investments in North America and growth in new geographies for engineered pipeline integrity systems, as reflected in the growth of our backlog; (iii) increased contributions from Brinderson due to expected strong downstream maintenance and turnaround services; and (iv) stronger contributions from our coatings operations.

Beyond 2014, we anticipate continued healthy global markets will lead to expansion within existing geographies for our corrosion engineering and industrial lining businesses as well as new geographies, specifically in Asia and the Middle East. We believe that continued strong commodity prices, coupled with ever increasing demand for maintenance spending in the sector, will provide more significant opportunities in offshore pipeline development, particularly in the Gulf of Mexico, along with growth in our businesses situated in the key infrastructure spend areas of the United States, Canada, the Middle East and South America. The outlook for Brinderson is very robust with renewals and new bid opportunities for the western region of the United States upstream and downstream oil and gas markets. In addition, Brinderson is pursuing opportunities to expand its services in the West Texas Permian Basin region.
Operating Expenses
Operating expenses in our Energy and Mining segment increased by $9.0 million, or 47.9%, in the first quarter of 2014 compared to the prior year period. Exclusive of Brinderson, operating expenses increased $2.5 million primarily due to an increase of $0.8 million from our cathodic protection operations as we expanded our operations into the Middle East, $0.5 million related to increased sales and administrative functions within our robotic and field service coatings operations, and $0.2 million related to our new coatings facility in New Iberia, Louisiana. As a percentage of revenues, our Energy and Mining operating expenses, exclusive of Brinderson, were 19.7% for the quarter ended March 31, 2014 compared to 17.3% in the first quarter of 2013.
Operating Income and Operating Margin
Operating income increased $2.2 million, or 40.8%, to $7.7 million in the first quarter of 2014 compared to $5.5 million in the first quarter of 2013. Exclusive of Brinderson, operating income decreased $2.6 million on a quarter over quarter basis, due primarily to decreased operating margins during the first quarter of 2014. Operating margin was 4.2% and 5.0% in the quarters ended March 31, 2014 and 2013, respectively. Operating margin, exclusive of Brinderson, was 2.7% in the quarter ended March 31, 2014 compared to 5.0% in the prior year quarter.

Water and Wastewater Segment
Key financial data for our Water and Wastewater segment was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2014	2013	$	%
Revenues	$106,133	$103,796	$2,337	2.3%
Gross profit	20,102	19,161	941	4.9
Gross profit margin	18.9%	18.5%	n/a	40	bp
Operating expenses	17,083	16,599	484	2.9
Operating income	3,019	2,562	457	17.8
Operating margin	2.8%	2.5%	n/a	30	bp
Revenues
Revenues increased $2.3 million, or 2.3%, for our Water and Wastewater segment in the first quarter of 2014 compared to the first quarter of 2013. The growth came from increased volume in our North American operation, notwithstanding poor weather conditions that persisted during much of the first quarter of 2014. The North American operation has experienced strong market conditions and success in project acquisitions over the last year and has increased capacity to capitalize on a record backlog position not only at December 31, 2013, but at March 31, 2014 as well.
Contract backlog in our Water and Wastewater segment at March 31, 2014 was $285.5 million, a $5.4 million, or 1.9%, increase from backlog at December 31, 2013 and a $63.9 million, or 28.8%, increase from backlog at March 31, 2013. This segment won multiple large projects during the quarter in the East and Midwest regions of the United States. We expect backlog in Canada to remain steady in the coming quarters due to seasonality; however, domestic market activity and bidding performance is expected to remain strong for the remainder of 2014.
Gross Profit and Gross Profit Margin
Gross profit in our Water and Wastewater segment increased $0.9 million, or 4.9%, in the first quarter of 2014 compared to the first quarter of 2013. Gross margin percentages increased 40 basis points to 18.9% in the first quarter of 2014 from 18.5% in the first quarter of 2013. The gross margin improvement was primarily due to improved project mix during the quarter, which shifted to more medium and large diameter work in North America. Additionally, we have maintained our bidding discipline and have experienced continued success in our enhanced project management structure. The international operation’s first quarter profitability was negatively impacted due to certain project delays, particularly in Australia and Malaysia.
Operating Expenses
Operating expenses in our Water and Wastewater segment increased by $0.5 million, or 2.9%, during the first quarter of 2014 compared to the first quarter of 2013. As a percentage of revenues, operating expenses were 16.1% in the first quarter of 2014 compared to 16.0% in the first quarter of 2013. Operating expenses have remained relatively flat due to efficiencies gained over the last two years in project management, along with operational and administrative realignments.
Operating Income and Operating Margin
Higher gross margin percentages, coupled with increased revenues led to a $0.5 million, or 17.8%, increase in operating income in our Water and Wastewater segment in the first quarter of 2014 compared to the first quarter of 2013. The Water and Wastewater operating margin increased to 2.8% in the first quarter of 2014 compared to 2.5% in the first quarter of 2013.

Commercial and Structural Segment
Key financial data for our Commercial and Structural segment was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2014	2013	$	%
Revenues	$16,191	$13,490	$2,701	20.0%
Gross profit	5,452	4,710	742	15.8
Gross profit margin	33.7%	34.9%	n/a	(120	)bp
Operating expenses	7,013	5,905	1,108	18.8
Operating loss	(1,561)	(1,195)	(366)	(30.6)
Operating margin	(9.6)%	(8.9)%	n/a	(70	)bp
Revenues
Revenues in our Commercial and Structural segment increased $2.7 million, or 20.0%, during the first quarter of 2014 compared to the first quarter of 2013 due to increased volume across all geographies.
Contract backlog in our Commercial and Structural segment was $46.4 million at March 31, 2014. This represented a decrease of $3.4 million, or 6.8%, compared to December 31, 2013 and a decrease of $3.0 million, or 6.1%, compared to March 31, 2013. During the first quarter of 2014, the volume of new orders was lower, resulting in a slight decrease in backlog; however, our visibility into North American prospects improved. We anticipate a rebound in sales momentum and backlog in future quarters. In Asia, backlog decreased slightly due to the backlog burn of current projects and slight delays in new project releases. We anticipate an increase in the number of project opportunities, both domestically and internationally, including pipeline projects to be bid in the coming months, as our newly hired business development staff begins to achieve success.
Gross Profit and Gross Profit Margin
Gross profit in our Commercial and Structural segment increased $0.7 million, or 15.8%, during the first quarter of 2014 compared to the first quarter of 2013, primarily as a result of higher revenue levels. Gross profit margins declined 120 basis points during the first quarter of 2014 due to isolated project performance issues from projects estimated in late 2012 and a lower margin mix of work compared to the first quarter of 2013 when there was a large volume of higher margin pipeline projects. We are continuing to focus on organizational investments in sales, engineering and operations to increase our growth opportunities and improve backlog.
Operating Expense
Operating expenses in our Commercial and Structural segment increased by $1.1 million, or 18.8%, during the first quarter of 2014 compared to the first quarter of 2013. Operating expense, as a percentage of revenues, improved modestly to 43.3% in the first quarter of 2014 compared to 43.8% in the first quarter of 2013 due to cost containment efforts in our Asian operations, even as revenues grew year over year. Operating expenses in our North American operation increased as a result of the investments made to hire experienced sales and business development professionals to restore the growth expected for this business. Our operating expense, as a percentage of revenues, is higher in this segment compared to our other segments due to the investments being made in this segment to build the infrastructure necessary to achieve our growth objectives.

Operating Loss and Operating Margin
The decrease in operating margins led to a $0.4 million decrease in operating income during the first quarter of 2014 compared to the first quarter of 2013. Commercial and Structural operating margins declined to (9.6)% in the first quarter of 2014 compared to (8.9)% in the first quarter of 2013.

Other Income (Expense)
Interest Income and Expense
Interest income increased to $0.3 million in the quarter ended March 31, 2014, up $0.2 million compared to the same period in 2013, primarily due to higher cash balances throughout the quarter. Interest expense increased to $3.1 million in the quarter ended March 31, 2014, up $0.8 million compared to the same period in 2013 as outstanding loan principal balances increased year over year due to our July 1, 2013 acquisition of Brinderson.
Other Income (Expense)
Other expense increased by $0.7 million in the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013, due to the $0.5 million loss recognized on the sale of our 49% interest in Bayou Coating (as discussed in Note 1 to the consolidated financial statements contained in this report).

Taxes on Income
Taxes on income increased $0.5 million during the first quarter of 2014 compared to the first quarter of 2013. Our effective tax rate was 29.3% in the quarter ended March 31, 2014 compared to 24.9% in the corresponding period in 2013. The effective tax rate in both periods were lower than the U.S. federal statutory tax rate primarily due to significant income in jurisdictions with tax rates lower than the United States. The higher effective tax rate in the quarter ended March 31, 2014 compared to the same period in 2013 was primarily due to a shift in the mix of earnings towards the United States operations.

Equity in Earnings of Affiliated Companies
Equity in earnings of affiliated companies was $0.7 million and $0.9 million in the first quarters of 2014 and 2013, respectively. The decrease during the first quarter of 2014 was primarily due to there being no contributions from our former German joint venture, following its sale in the second quarter of 2013, partially offset by increased project activity from Bayou Coating. On March 31, 2014, we sold our interest in Bayou Coating (as discussed in Note 1 to the consolidated financial statements contained in this report). We do not expect any equity in earnings of affiliated companies for the remainder of the year.

Non-controlling Interests
Income attributable to non-controlling interests was insignificant in the first quarter of 2014 and $0.6 million in the first quarter of 2013. This decrease was due to lower income from our joint ventures in Morocco and Mexico.

Loss from Discontinued Operations
Loss from discontinued operations was $0.1 million and $0.9 million in the quarters ended March 31, 2014 and 2013, respectively. Our BWW business ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013.

Liquidity and Capital Resources
Cash and Cash Equivalents

(In thousands)	March 31, 2014	December 31, 2013
Cash and cash equivalents	$143,738	$158,045
Restricted cash	613	483
Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments and compensating balances for bank undertakings in Europe.
Sources and Uses of Cash
We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, potential acquisitions, working capital, debt service and share repurchases. During the first quarter of 2014, capital expenditures were primarily for supporting growth in our Energy and Mining and Water and Wastewater operations, along with investments in new information technology systems to support the growing needs of our organization. For the full year of 2014, we expect slightly increased levels of capital expenditures compared to 2013 due to a full year of operations for Brinderson and to support the growth of our Water and Wastewater business, primarily in North America.
At March 31, 2014, our cash balances were located worldwide for working capital and support needs. Given our extensive international operations as of March 31, 2014, approximately 52.9% of our cash was denominated in currencies other than the United States dollar. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our intention is to permanently reinvest these earnings.
Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At March 31, 2014, we believe our net accounts receivable and our costs and estimated earnings in excess of billings as reported on our consolidated balance sheet were fully collectible. At March 31, 2014, we had certain net receivables (as discussed in the following paragraph) that we believe will be collected but are being disputed by the customer in some manner, which has impacted or may meaningfully impact the timing of collection or require us to invoke our contractual rights to an arbitration or mediation process, or take legal action. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.
As of March 31, 2014, we had approximately $20.1 million in receivables related to certain projects in Texas, Georgia, India and Morocco that have been delayed in payment. We are in various stages of discussions, arbitration and/or litigation with the project clients regarding such receivables. Additionally, we had $4.6 million of receivables with a single customer associated with a large fabrication project that have been outstanding for various periods dating back to 2009 through 2013. As of March 31, 2014, we had not reserved or written-off any of the balances related to these receivables, as management believes that these receivables are fully collectible. In each of the above instances, the customer has failed to meet its payment obligations in the timeframe set forth in the respective contracts. The Company believes that it has performed its obligations pursuant to such contracts. The Company believes the likelihood of success in each of these cases is probable and the Company is vigorously defending its position. During the quarter ended March 31, 2014, we collected approximately $1.0 million of the receivables associated with the project in Morocco.
Management believes that these outstanding receivables are fully collectible and a significant portion of the receivables will be collected within the next twelve months.
Cash Flows from Operations
Cash flows from operating activities of continuing operations used $8.9 million in the first quarter of 2014 compared to $6.7 million provided in the first quarter of 2013. The decrease in operating cash flow from 2014 to 2013 was primarily related to the timing of working capital requirements, particularly collections of receivables.
We used $26.4 million of cash for working capital during the quarter ended March 31, 2014 compared to $7.1 million used in the comparable quarter of 2013. The increased use of working capital during the quarter ended March 31, 2014 was due to a large number of projects performed late in the quarter for which collections were not received by quarter end. We also experienced lower collections on receivables in our industrial linings business. In the first quarter of 2013, our industrial linings business received approximately $20 million in large payments related to certain international and domestic projects that were not repeated in the first quarter of 2014. Excluding the change in receivables, the other elements of working capital used $17.4 million and $26.5 million in the quarters ended March 31, 2014 and 2013, respectively. These uses primarily related to seasonal payments of accounts payable.
Unrestricted cash decreased to $143.7 million at March 31, 2014 from $158.0 million at December 31, 2013.
Cash Flows from Investing Activities
Cash flows from investing activities provided $3.1 million during the quarter ended March 31, 2014 compared to $4.5 million used in the comparable period of 2013. During the first quarter of 2014, we sold our interests in Bayou Coating for a total sale price of $9.1 million. We used $5.6 million in cash for capital expenditures in the first quarter of 2014 compared to $5.0 million in the prior year quarter. The higher capital expenditures during 2014 were primarily related to Brinderson and more maintenance capital in our North American Water and Wastewater business. In the first quarters of 2014 and 2013, $0.8 million and $1.2 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenditures. Capital expenditures in the first quarter of 2014 and 2013 were partially offset by $0.4 million and $0.7 million, respectively, in proceeds received from asset disposals.
We anticipate up to approximately $35.0 million to be spent in 2014 on capital expenditures to support our global operations.
Cash Flows from Financing Activities
Cash flows from financing activities used $9.3 million during the first quarter of 2014 compared to $8.8 million used in the first quarter of 2013. During the first quarters of 2014 and 2013, we used cash of $5.5 million and $4.6 million, respectively, to repurchase 239,075 and 200,038 shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 6 contained in this report. Additionally, in the first quarters of 2014 and 2013, we used cash of $4.5 million and $6.3 million, respectively, to pay down the principal balance of our term loans as discussed in Note 5 contained in this report.
Long-Term Debt
In July 2013, in connection with the Brinderson acquisition, we entered into a new $650.0 million senior secured credit facility (the “Credit Facility”) with a syndicate of banks. Bank of America, N.A. served as the administrative agent. Merrill Lynch Pierce Fenner & Smith Incorporated, JPMorgan Securities LLC and U.S. Bank National Association acted as joint lead arrangers and joint book managers in the syndication of the Credit Facility. The Credit Facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility, each with a maturity date of July 1, 2018. We borrowed the entire term loan and drew $35.5 million against the revolving line of credit from the Credit Facility on July 1, 2013 for the following purposes: (1) to pay the $147.6 million cash purchase price for our acquisition of Brinderson, which closed on July 1, 2013; (2) to retire $232.3 million in indebtedness outstanding under our prior credit facility; and (3) to fund expenses associated with the Credit Facility and the Brinderson acquisition. Additionally, we used $7.0 million of our cash on hand to fund these transactions.
Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on our consolidated leverage ratio. We can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on our consolidated leverage ratio. The applicable one month LIBOR borrowing rate (LIBOR plus our applicable rate) as of March 31, 2014 was approximately 2.37%.
Our indebtedness at March 31, 2014 consisted of $336.9 million outstanding from the $350.0 million term loan under the Credit Facility and $35.5 million on the line of credit under the Credit Facility. Additionally, we and Wasco Coatings UK Ltd. (“Wasco Energy”), a subsidiary of Wah Seong Corporation, loaned Bayou Wasco $14.0 million for the purchase of capital assets in 2012 and 2013, of which $6.9 million was designated as third-party debt in the consolidated financial statements. In February 2014, we and Wasco Energy agreed to a five-year term on the funds loaned; therefore, the amounts have been classified as long-term debt as of March 31, 2014. In connection with the formation of Bayou Perma-Pipe Canada, Ltd. (“BPPC”), we and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January 2012, we and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. Of such amount, $4.5 million was designated as third-party debt in our consolidated financial statements. We also held $0.1 million of third party notes and bank debt at March 31, 2014.

As of March 31, 2014, we had $18.6 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $10.2 million was collateral for the benefit of certain of our insurance carriers and $8.4 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
In July 2013, we entered into an interest rate swap agreement for a notional amount of $175.0 million that is set to expire in July 2016. The notional amount of this swap mirrors the amortization of a $175.0 million portion of our $350.0 million term loan drawn from the Credit Facility. The swap requires us to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount, and provides that we receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $175.0 million notional amount. The annualized borrowing rate of the swap at March 31, 2014 was approximately 2.15%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of our term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and will be accounted for as a cash flow hedge.
Our Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. At March 31, 2014, based upon the financial covenants, we had the capacity to borrow up to approximately $140.5 million of additional debt under our Credit Facility. See Note 5 to the financial statements contained in this report for further discussion on our debt covenants. We were in compliance with all covenants at March 31, 2014.
We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances and additional short- and long-term borrowing capacity for the next 12 months. We expect cash generated from operations to improve throughout the remainder of 2014 due to anticipated increased profitability, improved working capital management initiatives and additional cash flows generated from businesses acquired in 2011, 2012 and 2013.

Disclosure of Contractual Obligations and Commercial Commitments
There were no material changes in contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. See Note 7 to the consolidated financial statements contained in this report for further discussion regarding our commitments and contingencies.

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
Interest Rate Risk
The fair value of our cash and short-term investment portfolio at March 31, 2014 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at March 31, 2014 was variable rate debt. We partially mitigate interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt.
At March 31, 2014, the estimated fair value of our long-term debt was approximately $379.9 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at March 31, 2014 would result in a $2.0 million increase in interest expense.
Foreign Exchange Risk
We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At March 31, 2014, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $7.7 million impact to our equity through accumulated other comprehensive income.

In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At March 31, 2014, there were no material foreign currency hedge instruments outstanding. See Note 10 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.
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

Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2014. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in certain actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such actions will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors
There have been no material changes to the risk factors described in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2014 (2)	77,976	$21.68	—	$20,000,000
February 2014 (1) (2)	38,096	22.37	25,400	19,412,131
March 2014 (1) (2)	123,003	23.83	117,300	16,618,299
Total	239,075	$22.90	142,700	$16,618,299
_________________________________

(1)
In February 2014, our board of directors authorized the open market repurchase of up to $20.0 million of our common stock to be made during 2014. This amount constituted the maximum open market repurchases currently authorized in any calendar year under the terms of our Credit Facility. Once a repurchase is complete, we promptly retired the shares.

(2)
In connection with approval of our Credit Facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The total number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with stock swap exercises of employee stock options and/or the vesting of restricted stock or deferred stock units issued to employees and directors, totaling 96,375 shares for the quarter ended March 31, 2014. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock or deferred stock units vested or the stock option was exercised. Once a repurchase is complete, we promptly retired the shares.

Item 6. Exhibits
The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: April 30, 2014	/s/ David A. Martin
David A. Martin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS
These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

10.1	Management Annual Incentive Plan effective January 1, 2014, filed herewith. (1)

31.1	Certification of J. Joseph Burgess pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of J. Joseph Burgess pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed”.
(1) Management contract or compensatory plan, contract or arrangement