Form 10-Q
period 2014-06-30
Aegion Corp
filed 2014-07-31
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 37,363,372 shares of common stock, $.01 par value per share, outstanding at July 25, 2014.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$322,868	$242,100	$629,102	$468,076
Cost of revenues	250,950	183,532	496,121	361,371
Gross profit	71,918	58,568	132,981	106,705
Operating expenses	50,760	40,837	102,689	82,156
Acquisition-related expenses	539	1,908	539	1,908
Operating income	20,619	15,823	29,753	22,641
Other income (expense):
Interest expense	(3,320)	(2,243)	(6,435)	(4,579)
Interest income	125	46	377	118
Other	(687)	7,169	(1,463)	7,083
Total other income (expense)	(3,882)	4,972	(7,521)	2,622
Income before taxes on income	16,737	20,795	22,232	25,263
Taxes on income	3,961	3,709	5,573	4,821
Income before equity in earnings of affiliated companies	12,776	17,086	16,659	20,442
Equity in earnings of affiliated companies	—	1,310	677	2,212
Income from continuing operations	12,776	18,396	17,336	22,654
Loss from discontinued operations	(364)	(4,977)	(496)	(5,898)
Net income	12,412	13,419	16,840	16,756
Non-controlling interests	(26)	(206)	(57)	(832)
Net income attributable to Aegion Corporation	$12,386	$13,213	$16,783	$15,924

Earnings per share attributable to Aegion Corporation:
Basic:
Income from continuing operations	$0.34	$0.47	$0.46	$0.56
Loss from discontinued operations	(0.01)	(0.13)	(0.01)	(0.15)
Net income	$0.33	$0.34	$0.45	$0.41
Diluted:
Income from continuing operations	$0.33	$0.47	$0.45	$0.56
Loss from discontinued operations	(0.01)	(0.13)	(0.01)	(0.15)
Net income	$0.32	$0.34	$0.44	$0.41

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$12,412	$13,419	$16,840	$16,756
Other comprehensive income:
Currency translation adjustments	1,864	(686)	(780)	(10,354)
Pension activity, net of tax	5	8	5	8
Deferred gain on hedging activity, net of tax(1)	78	73	188	151
Total comprehensive income	14,359	12,814	16,253	6,561
Less: comprehensive loss attributable to noncontrolling interests	(221)	(35)	(23)	(550)
Comprehensive income attributable to Aegion Corporation	$14,138	$12,779	$16,230	$6,011
__________________________

(1)	Amounts presented net of tax of $51 and $48 for the quarters ended June 30, 2014 and 2013, respectively, and $124 and $100 for the six months ended June 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands, except share amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$146,146	$158,045
Restricted cash	575	483
Receivables, net of allowances of $2,829 and $3,441, respectively	229,158	231,775
Retainage	35,481	30,831
Costs and estimated earnings in excess of billings	105,131	79,999
Inventories	60,591	58,768
Prepaid expenses and other current assets	40,054	38,522
Current assets of discontinued operations	4,899	5,435
Total current assets	622,035	603,858
Property, plant & equipment, less accumulated depreciation	180,379	182,303
Other assets
Goodwill	349,912	348,680
Identified intangible assets, less accumulated amortization	203,758	209,283
Investments	—	9,101
Deferred income tax assets	6,981	6,957
Other assets	13,216	14,315
Total other assets	573,867	588,336
Non-current assets of discontinued operations	2,551	2,921
Total Assets	$1,378,832	$1,377,418

Liabilities and Equity
Current liabilities
Accounts payable	$83,550	$80,417
Accrued expenses	104,863	105,466
Billings in excess of costs and estimated earnings	27,789	24,978
Current maturities of long-term debt and line of credit	26,399	22,024
Current liabilities of discontinued operations	1,782	2,070
Total current liabilities	244,383	234,955
Long-term debt, less current maturities	353,300	366,616
Deferred income tax liabilities	38,539	38,217
Other non-current liabilities	12,324	10,512
Non-current liabilities of discontinued operations	238	197
Total liabilities	648,784	650,497
Commitments and Contingencies – Note 7
Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 37,631,630 and 37,983,114 respectively	376	380
Additional paid-in capital	222,714	236,128
Retained earnings	487,591	470,808
Accumulated other comprehensive income	1,499	2,052
Total stockholders’ equity	712,180	709,368
Non-controlling interests	17,868	17,553
Total equity	730,048	726,921
Total Liabilities and Equity	$1,378,832	$1,377,418

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE, December 31, 2012	38,952,561	$390	$257,209	$426,457	$15,260	$16,804	$716,120
Net income	—	—	—	15,924	—	832	16,756
Issuance of common stock upon stock option exercises, including tax benefit	29,511	—	897	—	—	—	897
Restricted shares issued	398,497	4	—	—	—	—	4
Issuance of shares pursuant to restricted stock units	11,112	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	3,171	—	—	—	—	—	—
Forfeitures of restricted shares	(13,992)	—	—	—	—	—	—
Shares repurchased and retired	(696,310)	(7)	(15,815)	—	—	—	(15,822)
Equity-based compensation expense	—	—	3,973	—	—	—	3,973
Currency translation adjustment and derivative transactions, net	—	—	—	—	(9,913)	(282)	(10,195)
BALANCE, June 30, 2013	38,684,550	$387	$246,264	$442,381	$5,347	$17,354	$711,733

BALANCE, December 31, 2013	37,983,114	$380	$236,128	$470,808	$2,052	$17,553	$726,921
Net income	—	—	—	16,783	—	57	16,840
Issuance of common stock upon stock option exercises	322,173	3	5,028	—	—	—	5,031
Restricted shares issued	222,944	2	—	—	—	—	2
Issuance of shares pursuant to restricted stock units	15,277	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	30,594	—	—	—	—	—	—
Forfeitures of restricted shares	(59,632)	(1)	—	—	—	—	(1)
Shares repurchased and retired	(882,840)	(8)	(20,653)	—	—	—	(20,661)
Equity-based compensation expense	—	—	3,120	—	—		3,120
Purchase of non-controlling interest	—	—	(909)	—	—	292	(617)
Currency translation adjustment and derivative transactions, net	—	—	—	—	(553)	(34)	(587)
BALANCE, June 30, 2014	37,631,630	$376	$222,714	$487,591	$1,499	$17,868	$730,048

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$16,840	$16,756
Loss from discontinued operations	496	5,898
	17,336	22,654
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	21,894	18,169
Gain on sale of fixed assets	(8)	(793)
Equity-based compensation expense	3,120	3,973
Deferred income taxes	(434)	(2,836)
Equity in earnings of affiliated companies	(677)	(2,212)
Gain on sale of interests in German joint venture	—	(11,771)
Loss on sale of interests in Bayou Coating, L.L.C.	472	—
Loss on foreign currency transactions	134	1,571
Other	2,243	1,926
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	(92)	(16)
Return on equity of affiliated companies	684	2,269
Receivables net, retainage and costs and estimated earnings in excess of billings	(26,771)	(2,263)
Inventories	(1,605)	(6,135)
Prepaid expenses and other assets	(345)	(3,407)
Accounts payable and accrued expenses	2,090	(4,357)
Other operating	984	148
Net cash provided by operating activities of continuing operations	19,025	16,920
Net cash used in operating activities of discontinued operations	(90)	(8,859)
Net cash provided by operating activities	18,935	8,061

Cash flows from investing activities:
Capital expenditures	(13,784)	(13,121)
Proceeds from sale of fixed assets	829	1,637
Patent expenditures	(1,730)	(359)
Proceeds from sale of interests in Bayou Coating, L.L.C.	9,065	—
Sale of interests in German joint venture	—	18,300
Net cash provided by (used in) investing activities of continuing operations	(5,620)	6,457
Net cash provided by investing activities of discontinued operations	90	774
Net cash provided by (used in) investing activities	(5,530)	7,231

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises, including tax effects	5,013	901
Repurchase of common stock	(20,661)	(15,822)
Purchase of noncontrolling interest	(617)	—
Payment of earnout related to acquistion of CRTS, Inc.	—	(2,112)
Proceeds on notes payable	—	1,409
Principal payments on long-term debt	(8,915)	(12,500)
Net cash used in financing activities	(25,180)	(28,124)
Effect of exchange rate changes on cash	(124)	(2,612)
Net decrease in cash and cash equivalents for the period	(11,899)	(15,444)
Cash and cash equivalents, beginning of period	158,045	133,676
Cash and cash equivalents, end of period	$146,146	$118,232

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    GENERAL
The accompanying unaudited consolidated financial statements of Aegion Corporation and its subsidiaries (collectively, “Aegion” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of June 30, 2014 and the results of operations and statements of comprehensive income for the quarters and six-month periods ended June 30, 2014 and 2013 and the statements of equity and cash flows for the six-month periods ended June 30, 2014 and 2013. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.
The results of operations for the quarter and six-month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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
On July 1, 2013, the Company acquired the equity interests of Brinderson, L.P., a California limited partnership, General Energy Services, a California corporation, and Brinderson Constructors, Inc., a California corporation (collectively, “Brinderson”). Brinderson is a leading integrated service provider of maintenance, construction, engineering and turnaround activities for the upstream and downstream oil and gas markets. The transaction purchase price was $150.0 million, which resulted in a cash purchase price at closing of $147.6 million after working capital adjustments and an adjustment to account for cash held in the business at closing. The cash purchase price was funded by borrowings under the Company’s $650.0 million senior secured credit facility as discussed in Note 5 of this report.
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
Purchase Price Accounting
The Company accounts for its acquisitions in accordance with FASB ASC 805, Business Combinations. The Company records finite-lived intangible assets at their determined fair value related to customer relationships, backlog, trade names and trademarks and patents and other acquired technologies. The acquisitions generally result in goodwill related to, among other things, purchase price, growth opportunities and market potential. The goodwill associated with the Brinderson acquisition is deductible for tax purposes. At June 30, 2014, the Company had substantially completed its accounting for Brinderson with the exception of final working capital adjustments. During the second quarter of 2014, certain pre-acquisition matters were identified by the Company where a loss is both probable and reasonably estimable. Accordingly, the Company increased recorded goodwill by $14.5 million and adjusted its purchase price accounting retroactively to the measurement period, July 1, 2013. The Company has provided claim notices related to these uncertainties; however, no escrow receivable was recorded as of June 30, 2014. To the extent the Company receives notification or cash in future periods, these adjustments would be recorded through purchase accounting consistent with FASB ASC 805, Business Combinations. As the Company completes its final accounting for this acquisition, future adjustments related to working capital, escrow and related contingencies could occur.
The Brinderson acquisition made the following contributions to the Company’s revenues and profits (in thousands):

	Quarter Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues	$72,685	$148,587
Net income	1,915	4,927
The following unaudited pro forma summary presents combined information of the Company as if the Brinderson acquisition had occurred at the beginning of the year preceding its acquisition (in thousands):

	Quarter Ended June 30, 2013	Six Months Ended June 30, 2013
Revenues	$291,981	$578,177
Net income (1)	13,705	21,987
_____________________

(1)	Includes pro-forma adjustments for purchase price depreciation and amortization as if those intangibles were recorded at the beginning of the year preceding the acquisition date.
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

The following table summarizes the fair value of identified assets and liabilities of the Brinderson acquisition at its acquisition date (in thousands):

Cash	$3,842
Receivables and cost and estimated earnings in excess of billings	28,353
Prepaid expenses and other current assets	655
Property, plant and equipment	6,848
Identified intangible assets	60,210
Other assets	1,071
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(30,622)
Total identifiable net assets	$70,357

Total consideration recorded	$147,605
Less: total identifiable net assets	70,357
Goodwill at June 30, 2014	$77,248
During the second quarter of 2014, and in connection with the 2012 acquisition of Fyfe Group LLC’s Asian operations (“Fyfe Asia”), the Company agreed to a working capital settlement with the previous owners, which increased the purchase price and related goodwill by $1.1 million.

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
As of June 30, 2014 and 2013, the Company had $2.5 million and $6.0 million, respectively, related to currency translation adjustments, $(0.8) million and $(0.5) million, respectively, related to derivative transactions and $(0.2) million and $(0.2) million, respectively, related to pension activity in accumulated other comprehensive income.
Investments in Affiliated Companies
On March 31, 2014, the Company, through Bayou, sold its forty-nine percent (49%) interest in Bayou Coating to Stupp, the holder of the remaining fifty-one percent (51%) interest in Bayou Coating. Stupp purchased the interest by exercising an existing option to acquire the Company’s interest in Bayou Coating at a purchase price equal to $9.1 million. The Company had previously received an indication from Stupp of its intent to exercise such option and, in the second quarter of 2013 in connection with such indication, the Company recognized a non-cash charge of $2.7 million ($1.8 million post-tax) related to the goodwill allocated to the joint venture as part of the purchase price accounting associated with the 2009 acquisition of Bayou. The non-cash charge represented the Company’s then current estimate of the difference between the carrying value of the investment on the balance sheet and the amount the Company would receive in connection with the exercise. During the first quarter of 2014, the difference between the Company’s recorded gross equity in earnings of affiliated companies of approximately $1.2 million and the final equity distribution settlement of $0.7 million resulted in a loss of approximately $0.5 million that is recorded in other income (expense) on the consolidated statement of operations.
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
Investments in entities in which the Company does not have control or is not the primary beneficiary of a variable interest entity, and for which the Company has 20% to 50% ownership or has the ability to exert significant influence, are accounted for by the equity method. At December 31, 2013, the investment in affiliated companies on the Company’s consolidated balance sheets was $9.1 million. Due to the sale of Bayou Coating, the balance was zero at June 30, 2014.
Net income presented below for the quarters ended June 30, 2014 and 2013 includes Bayou Coating’s previously held forty-one percent (41%) interest in Bayou Delta, which is eliminated for purposes of determining the Company’s equity in earnings of affiliated companies because Bayou Delta is consolidated in the Company’s financial statements as a result of its additional ownership through another Company subsidiary.

The Company’s equity in earnings of affiliated companies for all periods presented below includes acquisition-related depreciation and amortization expense and is net of income taxes associated with these earnings. Financial data for these investments in affiliated companies for each of the six month periods ended June 30, 2014 and 2013 is summarized in the following table (in thousands):

	Six Months Ended June 30,
Income statement data	2014	2013 (1)
Revenue	$9,088	$60,845
Gross profit	3,489	14,699
Net income	2,413	7,784
Equity in earnings of affiliated companies	677	2,212
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

Based on its evaluation of the above factors and judgments, as of June 30, 2014, the Company consolidated any VIEs in which it was the primary beneficiary.

Financial data for consolidated variable interest entities are summarized in the following table (in thousands):

Balance sheet data	June 30, 2014	December 31, 2013
Current assets	$52,563	$55,960
Non-current assets	46,203	47,606
Current liabilities	23,964	27,335
Non-current liabilities	34,761	36,761

	Six Months Ended June 30,
Income statement data	2014	2013
Revenue	$35,482	$38,429
Gross profit	4,475	6,645
Net income	(341)	467
Newly Issued Accounting Pronouncements
In April 2014, the FASB issued guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date and is effective for annual and interim periods beginning after December 15, 2014, with earlier adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.
In May 2014, the FASB issued guidance that supersedes revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets. Under the new guidance, entities are required to recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. This new guidance is effective retroactively in fiscal years beginning after December 15, 2016. The Company is currently evaluating the effect the guidance will have on its financial condition and results of operations.

3.    SHARE INFORMATION
Earnings per share have been calculated using the following share information:

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average number of common shares used for basic EPS	37,893,170	38,960,439	37,928,548	38,919,551
Effect of dilutive stock options and restricted and deferred stock unit awards	357,028	358,390	378,099	391,838
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	38,250,198	39,318,829	38,306,647	39,311,389
The Company excluded 200,725 and 324,605 stock options for the quarters ended June 30, 2014 and 2013, respectively, and 200,725 and 159,639 stock options for the six-month periods ended June 30, 2014 and 2013, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

4.    GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill and identified intangible assets consist of the following:
Goodwill

(In millions)
	Energy and Mining	Water and Wastewater	Commercial and Structural	Total
Beginning balance at January 1, 2014	$153.1	$130.1	$65.5	$348.7
Additions to goodwill through acquisitions (1)	—	—	1.1	1.1
Foreign currency translation	(0.1)	0.2	0.1	0.1
Balance at June 30, 2014 (2)	$153.0	$130.3	$66.7	$349.9
__________________________

(1)	During the second quarter of 2014, the Company recorded goodwill of $1.1 million related to the 2012 acquisition of Fyfe Asia (see Note 1).

(2)	The Company does not have any accumulated impairment charges.
Identified Intangible Assets

(In thousands)		June 30, 2014			December 31, 2013
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	6	$3,917	$(3,058)	$859	$3,917	$(2,977)	$940
Backlog	0	4,744	(4,744)	—	4,745	(4,745)	—
Leases	13	2,067	(551)	1,516	2,067	(477)	1,590
Trademarks	16	21,521	(4,682)	16,839	21,394	(4,167)	17,227
Non-competes	4	1,140	(796)	344	1,140	(753)	387
Customer relationships	14	182,832	(33,729)	149,103	182,703	(28,287)	154,416
Patents and acquired technology	17	59,022	(23,925)	35,097	57,419	(22,696)	34,723
		$275,243	$(71,485)	$203,758	$273,385	$(64,102)	$209,283
Amortization expense was $3.6 million and $2.6 million for the quarters ended June 30, 2014 and 2013, respectively, and $7.0 million and $5.1 million for the six-month periods ended June 30, 2014 and 2013, respectively. Estimated amortization expense by year is as follows (in thousands):

2014	$14,364
2015	14,652
2016	14,651
2017	14,612
2018	14,534

5.    LONG-TERM DEBT AND CREDIT FACILITY
Financing Arrangements
In July 2013, in connection with the Brinderson acquisition, the Company entered into a $650.0 million senior secured credit facility (the “Credit Facility”) with a syndicate of banks. Bank of America, N.A. served as the administrative agent. Merrill Lynch Pierce Fenner & Smith Incorporated, JPMorgan Securities LLC and U.S. Bank National Association acted as joint lead arrangers and joint book managers in the syndication of the Credit Facility. The Credit Facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility, each with a maturity date of July 1, 2018. The Company borrowed the entire term loan and drew $35.5 million against the revolving line of credit from the Credit Facility on July 1, 2013 for the following purposes: (1) to pay the $147.6 million cash purchase price for the Company’s acquisition of Brinderson, L.P. and related entities, which closed on July 1, 2013; (2) to retire $232.3 million in indebtedness outstanding under the Company’s prior credit facility; and (3) to fund expenses associated with the Credit Facility and the Brinderson acquisition. Additionally, the Company used $7.0 million of its cash on hand to fund these transactions.
Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable one month LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of June 30, 2014 was approximately 2.00%.
The Company’s indebtedness at June 30, 2014 consisted of $332.5 million outstanding from the $350.0 million term loan under the Credit Facility and $35.5 million on the line of credit under the Credit Facility. Additionally, the Company and Wasco Coatings UK Ltd. (“Wasco Energy”) loaned Bayou Wasco Insulation, LLC (“Bayou Wasco”), a joint venture between the Company and Wasco Energy, an aggregate of $14.0 million for the purchase of capital assets in 2012 and 2013, of which $6.9 million (representing funds loaned by Wasco Energy) was designated as third-party debt in the consolidated financial statements. In February 2014, the Company and Wasco Energy agreed to a five-year term on the funds loaned; therefore, the amounts are classified as long-term debt as of June 30, 2014. In connection with the formation of Bayou Perma-Pipe Canada, Ltd. (“BPPC”), the Company and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January 2012, the Company and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. Of such amount, $4.7 million was designated as third-party debt in the Company’s consolidated financial statements. The Company also held $0.1 million of third party notes and bank debt at June 30, 2014.
As of June 30, 2014, the Company had $21.5 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $12.1 million was collateral for the benefit of certain of our insurance carriers and $9.4 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
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
At June 30, 2014 and December 31, 2013, the estimated fair value of the Company’s long-term debt was approximately $380.6 million and $380.1 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 10.
In July 2013, the Company entered into an interest rate swap agreement, for a notional amount of $175.0 million that is set to expire in July 2016. The notional amount of this swap mirrors the amortization of a $175.0 million portion of the Company’s $350.0 million term loan drawn from the Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $175.0 million notional amount. The annualized borrowing rate of the swap at June 30, 2014 was approximately 2.19%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of the Company’s term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and will be accounted for as a cash flow hedge.
The Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the Credit Facility’s credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•
Consolidated financial leverage ratio compares consolidated funded indebtedness to Credit Facility defined income. The initial maximum amount was not to exceed 3.75 to 1.00, but decreased, as scheduled, to not more that 3.50 to 1.00 for the quarter ended June 30, 2014. At June 30, 2014, the Company’s consolidated financial leverage ratio was 2.97 to 1.00 and, using the Credit Facility defined income, the Company had the capacity to borrow up to approximately $68.3 million of additional debt.

•
Consolidated fixed charge coverage ratio compares Credit Facility defined income to Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At June 30, 2014, the Company’s fixed charge ratio was 1.34 to 1.00.

At June 30, 2014, the Company was in compliance with all of its debt and financial covenants as required under the Credit Facility.

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
During the six months ended June 30, 2014, the Company acquired 591,923 shares of the Company’s common stock for $13.8 million ($23.36 average price per share) through the open market repurchase program discussed above and 290,917 shares of the Company’s common stock for $6.8 million ($23.49 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, exercise of stock options and distribution of deferred stock units. Once repurchased, the Company immediately retired all such shares.
Equity-Based Compensation Plans
At June 30, 2014, the Company had two active equity-based compensation plans under which awards may be made, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. The Company’s 2013 Employee Equity Incentive Plan (the “2013 Employee Plan”) has 2,895,000 shares of the Company’s common stock reserved for issuance and, at June 30, 2014, 1,968,999 shares of common stock were available for issuance. The Company’s 2011 Non-Employee Director Equity Incentive Plan (“2011 Director Plan”) has 250,000 shares of the Company’s common stock registered for issuance and, at June 30, 2014, 135,396 shares of common stock were available for issuance.
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
The following table summarizes all stock award activity during the six months ended June 30, 2014:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2014	555,025	$22.79
Restricted shares awarded	222,944	24.19
Restricted stock units awarded	230,324	24.21
Restricted shares distributed	(115,676)	23.66
Restricted stock units distributed	(15,277)	21.25
Restricted shares forfeited	(59,632)	23.44
Restricted stock units forfeited	(96,976)	24.66
Outstanding at June 30, 2014	720,732	$23.26

Expense associated with stock awards was $1.9 million and $2.1 million in the six months ended June 30, 2014 and 2013, respectively. Unrecognized pre-tax expense of $12.8 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.28 years for awards outstanding at June 30, 2014.
Expense associated with stock awards was $1.0 million and $0.9 million for the quarters ended June 30, 2014 and 2013, respectively.
Deferred Stock Unit Awards
Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.
The following table summaries all deferred stock unit activity during the six months ended June 30, 2014:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2014	214,455	$19.56
Awarded	32,904	23.96
Distributed	(30,594)	19.62
Outstanding at June 30, 2014	216,765	$20.19
Expense associated with awards of deferred stock units for the quarters and six months ended June 30, 2014 or 2013 was $0.8 million and $0.9 million, respectively.
Stock Options
Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.
The following table summarizes all stock option activity during the six months ended June 30, 2014:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2014	1,208,824	$18.54
Granted	38,820	24.21
Exercised	(322,173)	14.15
Canceled/Expired	(110,798)	23.03
Outstanding at June 30, 2014	814,673	$19.93
Exercisable at June 30, 2014	743,540	$20.06
Expense associated with stock option grants was $0.1 million and $0.4 million in the quarters ended June 30, 2014 and 2013, respectively. In the six months ended June 30, 2014 and 2013, the Company recorded expense of $0.5 million and $1.0 million, respectively, related to stock option grants. Unrecognized pre-tax expense of $0.4 million related to stock option grants is expected to be recognized over the weighted average remaining contractual term of 1.02 years for awards outstanding at June 30, 2014.
Financial data for stock option exercises are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2014	2013
Amount collected from stock option exercises	$7,645	$738
Total intrinsic value of stock option exercises	3,088	131
Tax benefit (expense) of stock option exercises recorded in additional paid-in-capital	(459)	55
Aggregate intrinsic value of outstanding stock options	3,452	5,877
Aggregate intrinsic value of exercisable stock options	3,113	5,062

The intrinsic value calculations are based on the Company’s closing stock price of $23.27 and $22.51 on June 30, 2014 and 2013, respectively.
The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. The fair value of stock options awarded during the six-month periods ended June 30, 2014 and 2013 were estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

	Six Months Ended June 30,
	2014	2013
Grant-date fair value	$11.27	$12.92
Volatility	41.6%	49.8%
Expected term (years)	7.0	7.0
Dividend yield	—%	—%
Risk-free rate	2.3%	1.1%

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
Contingencies
In connection with the Brinderson acquisition, certain pre-acquisition matters were identified during the quarter ended June 30, 2014 where a loss is both probable and reasonably estimable. The Company has identified the range of possible loss from zero to $24 million. The Company establishes liabilities in accordance with FASB ASC Subtopic No. 450-20, Contingencies – Loss Contingencies, and, accordingly, recorded a $14.5 million accrual for such matters as part of its purchase price accounting for Brinderson (see Note 1). The Company believes it has meritorious defenses against certain of these matters.
Purchase Commitments
The Company had no material purchase commitments at June 30, 2014.
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
The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at June 30, 2014 on its consolidated balance sheet.

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

During the first quarter of 2014, the Company reorganized its North American Water and Wastewater and International Water and Wastewater reportable segments into a single, reportable segment titled Water and Wastewater. As a result of this reorganization, the entire Water and Wastewater segment reports to the Senior Vice President - Water and Wastewater, who, in turn, reports to the CODM. All future filings will combine these two previously reported segments into a single Waste and Wastewater segment.
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
Financial information by segment was as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Energy and Mining	$175,608	$108,592	$359,518	$217,283
Water and Wastewater	129,710	115,736	235,843	219,531
Commercial and Structural	17,550	17,772	33,741	31,262
Total revenues	$322,868	$242,100	$629,102	$468,076

Gross profit:
Energy and Mining	$35,967	$26,294	$71,476	$50,560
Water and Wastewater	29,257	25,576	49,359	44,737
Commercial and Structural	6,694	6,698	12,146	11,408
Total gross profit	$71,918	$58,568	$132,981	$106,705

Operating income (loss):
Energy and Mining	$7,743	$6,156	$15,418	$11,607
Water and Wastewater	12,654	9,040	15,674	11,602
Commercial and Structural	222	627	(1,339)	(568)
Total operating income	$20,619	$15,823	$29,753	$22,641

The following table summarizes revenues, gross profit and operating income by geographic region (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues(1):
United States	$227,618	$155,444	$438,248	$294,191
Canada	42,212	35,752	84,075	75,146
Europe	21,175	22,337	43,791	44,987
Other foreign	31,863	28,567	62,988	53,752
Total revenues	$322,868	$242,100	$629,102	$468,076

Gross profit:
United States	$50,891	$38,055	$92,284	$67,168
Canada	9,934	8,100	18,996	17,402
Europe	4,543	5,680	9,301	10,684
Other foreign	6,550	6,733	12,400	11,451
Total gross profit	$71,918	$58,568	$132,981	$106,705

Operating income:
United States	$11,693	$7,231	$14,089	$7,126
Canada	6,129	4,477	11,552	10,225
Europe	851	1,955	1,378	2,823
Other foreign	1,946	2,160	2,734	2,467
Total operating income	$20,619	$15,823	$29,753	$22,641
__________________________

(1)
Revenues are attributed to the country of origin for the Company’s legal entities. For a significant majority of its legal entities, the country of origin relates to the country or geographic area that it services.

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

Operating results for discontinued operations are summarized as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$—	$2,444	$—	$8,120
Gross loss	(46)	(2,161)	(67)	(3,240)
Operating expenses	200	1,159	402	1,618
Closure charges of welding business	—	5,019	—	5,019
Operating loss	(246)	(8,339)	(469)	(9,877)
Other income (expense)	(73)	211	(73)	182
Loss before income tax	(319)	(8,128)	(542)	(9,695)
Tax (expense) benefit	(45)	3,151	46	3,797
Net loss	(364)	(4,977)	(496)	(5,898)
Balance sheet data for discontinued operations was as follows (in thousands):

	June 30, 2014	December 31, 2013
Restricted cash	$1,193	$1,193
Receivables, net	3,484	4,038
Prepaid expenses and other current assets	222	204
Property, plant and equipment, less accumulated depreciation	955	1,118
Deferred tax assets	1,596	1,803
Total assets	$7,450	$8,356

Accounts payable	$1,566	$2,050
Accrued expenses	216	20
Deferred tax liabilities	238	197
Total liabilities	$2,020	$2,267

10.    DERIVATIVE FINANCIAL INSTRUMENTS
As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, gain or loss is recorded in the consolidated statements of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During each of the quarters ended June 30, 2014 and 2013, the Company recorded less than $0.1 million as a gain on the consolidated statements of operations in the other income (expense) line item upon settlement of the cash flow hedges. At June 30, 2014, the Company recorded a net deferred gain of $0.4 million related to the cash flow hedges in other current assets and other comprehensive income on the consolidated balance sheets and on the foreign currency translation adjustment and derivative transactions line of the consolidated statements of equity. The Company presents derivative instruments in the consolidated financial statements on a gross basis. The gross and net difference of derivative instruments are considered to be immaterial to the financial position presented in the financial statements.
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
The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 (as defined below) inputs (in thousands):

Designation of Derivatives	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$385	$24
	Total Assets	$385	$24

Interest Rate Swaps	Other non-current liabilities	$1,229	$1,220
	Total Liabilities	$1,229	$1,220

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$265	$878
	Total Assets	$265	$878

	Total Derivative Assets	$650	$902
	Total Derivative Liabilities	1,229	1,220
	Total Net Derivative Liability	$579	$318
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
The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$650	$—	$650	$—
Total	$650	$—	$650	$—

Liabilities:
Interest Rate Swap	$1,229	$—	$1,229	$—
Total	$1,229	$—	$1,229	$—

	Total Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$902	$—	$902	$—
Total	$902	$—	$902	$—

Liabilities:
Interest Rate Swap	$1,220	$—	$1,220	$—
Total	$1,220	$—	$1,220	$—
The following table summarizes the Company’s derivative positions at June 30, 2014:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Canadian Dollar/USD	Sell	$37,151,612	0.4	1.07
Singapore Dollar/USD	Sell	$1,973,834	0.5	1.25
Hong Kong Dollar/USD	Sell	$1,558,146	0.5	7.75
Australian Dollar/USD	Sell	$3,030,088	0.5	0.93
USD/British Pound	Sell	£1,900,000	0.2	1.71
EURO/British Pound	Sell	£8,000,000	0.5	0.80
Interest Rate Swap		$166,250,000	2.1
The Company had no transfers between Level 1, 2 or 3 inputs during the six months ended June 30, 2014. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which are based on Level 2 inputs as previously defined.

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

Forward-Looking Information
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. We make forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q that represent our beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to us and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 28, 2014, and in our subsequent Quarterly Reports on Form 10-Q, including this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by us from time to time in our filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by us in this report are qualified by these cautionary statements.

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

Results of Operations – Quarters and Six-Month Periods Ended June 30, 2014 and 2013
Overview – Consolidated Results
Key financial data for our consolidated operations was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2014	2013	$	%
Revenues	$322,868	$242,100	$80,768	33.4%
Gross profit	71,918	58,568	13,350	22.8
Gross profit margin	22.3%	24.2%	n/a	(190	)bp
Operating expenses	50,760	40,837	9,923	24.3
Acquisition-related expenses	539	1,908	(1,369)	(71.8)
Operating income	20,619	15,823	4,796	30.3
Operating margin	6.4%	6.5%	n/a	(10	)bp
Income from continuing operations	12,750	18,190	(5,440)	(29.9)

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	$	%
Revenues	$629,102	$468,076	$161,026	34.4%
Gross profit	132,981	106,705	26,276	24.6
Gross profit margin	21.1%	22.8%	n/a	(170	)bp
Operating expenses	102,689	82,156	20,533	25.0
Acquisition-related expenses	539	1,908	(1,369)	(71.8)
Operating income	29,753	22,641	7,112	31.4
Operating margin	4.7%	4.8%	n/a	(10	)bp
Income from continuing operations	17,279	21,822	(4,543)	(20.8)

Consolidated income from continuing operations for the quarter ended June 30, 2014 decreased $5.4 million, or 29.9%, to $12.8 million from $18.2 million in the prior year quarter. The decrease in consolidated income from continuing operations was primarily the result of the second quarter of 2013 sale of our 50% interest in our joint venture in Germany, which resulted in a gain of $7.9 million (post-tax). Excluding this item, income from continuing operations increased $2.5 million, or 23.9%, compared to the prior year quarter primarily due to the 2014 contribution from our July 2013 acquisition of Brinderson, improved profitability of the Water and Wastewater segment and a reduction of acquisition-related expenses, partially offset by higher interest costs and a higher effective income tax rate in second quarter 2014. The increase in interest expense was the result of higher principal balances year over year due to the Brinderson acquisition. Operating income increased $4.8 million, or 30.3%, due principally to the addition of Brinderson, which contributed $3.6 million in operating income in the second quarter of 2014, and a $1.4 million decrease in acquisition-related expenses quarter over quarter.
For the six months ended June 30, 2014, consolidated income from continuing operations decreased $4.5 million, or 20.8%, to $17.3 million from $21.8 million in the prior year period. Again, the decrease was primarily attributable to the second quarter 2013 sale of our German joint venture. Excluding this item, income from continuing operations increased $3.4 million, or 24.1%, compared to the prior year period primarily due to the contribution from Brinderson, improved profitability of the Water and Wastewater segment and a reduction of acquisition-related expenses, partially offset by higher interest costs and a higher effective income tax rate in first six months of 2014.
Total revenues for the quarter ended June 30, 2014 increased $80.8 million, or 33.4%, to $322.9 million from $242.1 million in the prior year quarter. For the six months ended June 30, 2014, revenues increased $161.0 million, or 34.4%, to $629.1 million from $468.1 million in the prior year period. These increases were primarily due to the addition of Brinderson, which contributed $72.7 million in revenues during the second quarter of 2014 and $148.6 million during the six months ended June 30, 2014 with no revenues in the prior year periods.
Operating expenses increased $9.9 million, or 24.3%, for the second quarter of 2014 compared to the same quarter of 2013. For the six months ended June 30, 2014, operating expenses increased $20.5 million, or 25.0%, compared to the prior year period. The addition of Brinderson contributed $7.3 million and $13.9 million in operating expenses during the quarter and six months ended June 30, 2014, respectively. Exclusive of Brinderson, operating expenses increased, as a percentage of revenue, for both the quarter and six-months ended June 30, 2014 compared to the prior year periods due to increased costs related to building certain sales and operational organizations.

Contract Backlog
Contract backlog is our expectation of revenues to be generated from received, signed and uncompleted contracts, the cancellation of which is not anticipated at the time of reporting. The Company assumes that these signed contracts are funded. For its government or municipal contracts, the Company’s customers generally obtain funding through local budgets or pre-approved bond financing. The Company has not undertaken a process to verify funding status of these contracts and, therefore, cannot reasonably estimate what portion, if any, of its contracts in backlog have not been funded. However, the Company has little history of signed contracts being canceled due to the lack of funding. Contract backlog excludes any term contract amounts for which there are not specific and determinable work releases or values beyond a renewal date in the forward 12-month period. Projects where we have been advised that we are the low bidder, but have not formally been awarded the contract, are not included. Although backlog represents only those contracts and Master Service Agreements (“MSAs”) that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.
The following table sets forth our consolidated backlog by segment (in millions):

	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013
Energy and Mining (1)	$463.5	$416.8	$429.1	$193.0
Water and Wastewater	317.3	285.5	280.1	265.2
Commercial and Structural	48.4	46.4	49.8	52.2
Total backlog	$829.2	$748.7	$759.0	$510.4
__________________________

(1)
June 30, 2014, March 31, 2014 and December 31, 2013 included backlog for Brinderson of $248.1 million, $255.8 million and $268.3 million, respectively. Brinderson backlog represents expected unrecognized revenues to be realized under long-term MSAs and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues.

Within our Energy and Mining and Commercial and Structural segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of June 30, 2014, 13.0% and 1.1% of our Energy and Mining backlog and Commercial and Structural backlog, respectively, related to these variable interest entities.

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

Energy and Mining Segment
Key financial data for our Energy and Mining segment was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2014	2013	$	%
Revenues	$175,608	$108,592	$67,016	61.7%
Gross profit	35,967	26,294	9,673	36.8
Gross profit margin	20.5%	24.2%	n/a	(370	)bp
Operating expenses	27,685	18,230	9,455	51.9
Acquisition-related expenses	539	1,908	(1,369)	(71.8)
Operating income	7,743	6,156	1,587	25.8
Operating margin	4.4%	5.7%	n/a	(130	)bp

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	$	%
Revenues	$359,518	$217,283	$142,235	65.5%
Gross profit	71,476	50,560	20,916	41.4
Gross profit margin	19.9%	23.3%	n/a	(340	)bp
Operating expenses	55,519	37,045	18,474	49.9
Acquisition-related expenses	539	1,908	(1,369)	(71.8)
Operating income	15,418	11,607	3,811	32.8
Operating margin	4.3%	5.3%	n/a	(100	)bp

Revenues
Revenues in our Energy and Mining segment increased $67.0 million, or 61.7%, in the second quarter of 2014 compared to the second quarter of 2013. This increase was primarily due to our acquisition of Brinderson, which contributed $72.7 million in revenues during the second quarter of 2014. Exclusive of Brinderson, revenues decreased $5.7 million and were primarily driven by reduced project activity in both our industrial linings operations and our coating operations in Louisiana. The decrease in our industrial lining operations was primarily due to more difficult market conditions in certain international markets, most notably in the South American mining market and our completion in 2013 of a large project in Morocco that contributed $5.3 million in revenues during the second quarter of 2013 with no revenue in 2014. The decrease in our coating operations in Louisiana was primarily due to delays from customer driven timing of project activity. Partially offsetting these declines was an increase in project work resulting in increased revenues in our cathodic protection operations and our Canadian coating operations.
Revenues increased $142.2 million, or 65.5%, for the six months ended June 30, 2014 compared to the prior year period due to the addition of Brinderson, which contributed $148.6 million in additional revenues. Exclusive of Brinderson, revenues decreased $6.4 million, or 2.9%, primarily due to reduced project activity in both our industrial linings operations and our coating operations in Louisiana for the reasons described above. The decrease in our industrial lining operations was primarily due to difficult market conditions in certain international markets, most notably in the mining market, and the 2013 completion of a large project in Morocco which contributed $11.1 million in revenue during the first six months ended June 30, 2013 with no revenue in 2014. The decrease in our coating operations in Louisiana was primarily due to delays from to customer driven timing of project activity. Partially offsetting these declines was an increase in project work resulting in increased revenues in our domestic and European cathodic protection operations, robotic coating operations, and Canadian coating operations of $4.8 million, $5.1 million and $5.1 million, respectively.

Our Energy and Mining segment contract backlog at June 30, 2014 was $463.5 million, which represented a $46.7 million, or 11.2%, increase compared to March 31, 2014, and a $270.5 million, or 140.2%, increase compared to June 30, 2013. Exclusive of Brinderson, backlog for the Energy and Mining segment improved $22.4 million, or 11.6%, on a year over year basis primarily due to securing large contracts with two major customers in our U.S. coating operations.
Brinderson’s backlog represents expected revenues to be realized under long-term MSAs and other signed contracts. If the remaining term of the arrangements exceeds 12 months, the unrecognized revenue attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues. At the date of acquisition, July 1, 2013, this backlog was $201.0 million and has increased 23.4% during our ownership to $248.1 million at June 30, 2014.
Gross Profit and Gross Profit Margin
Gross profit increased $9.7 million, or 36.8%, and gross profit margin decreased 370 basis points to 20.5% in the second quarter of 2014 compared to the second quarter of 2013. The increase in gross profit and related decrease in gross profit percentage are due to Brinderson’s contribution and the related lower margin work, which totaled $10.9 million of gross profit at 15.0% gross margins in the second quarter of 2014. Exclusive of Brinderson, gross profit decreased $1.3 million, or 4.8%, and gross profit margin increased by 10 basis points to 24.3% in the second quarter of 2014 compared to the second quarter of 2013. The decrease in gross profit was primarily the result of the 2013 completion of the large Moroccan project with no associated revenues or gross profits in 2014. The increase in gross profit margin was due to higher margin work performed in our coating operations. Offsetting the overall increase in gross profit margin were decreases in margin primarily due to customer delays on the Wasit project in our robotic coating operations and customer delays which pushed work into the third quarter of 2014 in our cathodic protection operations.
Gross profit increased $20.9 million, or 41.4%, and gross profit margin decreased 340 basis points to 19.9% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in gross profit and related decrease in gross profit margin were due to Brinderson’s contribution and the related lower margin work, which totaled $22.3 million of gross profit at 15.0% gross margins in the six months ended June 30, 2014. Exclusive of Brinderson, gross profit decreased $1.4 million and gross profit margin remained the same at 23.3% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.
In the first six months of 2014, our coatings operations continued to experience a market lull in the Gulf of Mexico, and our linings operations experienced decreased project activity in some of its international markets. While this has slowed the momentum to date in 2014, we believe the demand for services offered by our Energy and Mining segment is robust. For the remainder of 2014, we expect (i) continued production of the large robotic project for the offshore Wasit gas field; (ii) growth from our cathodic protection operations from strong backlog and capital investments in North America and growth in new geographies for engineered pipeline integrity systems; (iii) increased contributions from Brinderson due to expected strong downstream maintenance and turnaround services; and (iv) greater contributions from our coatings operations.
Beyond 2014, we anticipate continued healthy global markets will lead to expansion within existing geographies for our corrosion engineering and industrial lining businesses as well as new geographies, specifically in Asia and the Middle East. We believe that continued strong commodity prices, coupled with ever increasing demand for maintenance spending in the sector, will provide more significant opportunities in offshore pipeline development, particularly in the Gulf of Mexico, along with growth in our businesses situated in the key infrastructure spend areas of the United States, Canada, the Middle East and South America. The outlook for Brinderson is strong with renewals and new bid opportunities for the western region of the United States upstream and downstream oil and gas markets. In addition, Brinderson is pursuing opportunities to expand its services in the West Texas Permian Basin region.
Operating Expenses
Operating expenses in our Energy and Mining segment increased $9.5 million, or 51.9%, in the second quarter of 2014, and $18.5 million, or 49.9%, in the six months ended June 30, 2014 compared to the prior year periods. As a percentage of revenues, operating expenses were 15.8% and 15.4% for the quarter and six-month period ended June 30, 2014, respectively, compared to 16.8% and 17.0% in the comparable periods in 2013, respectively. Exclusive of Brinderson, operating expenses increased $2.1 million, or 11.6%, and $4.6 million, or 12.4%, in the quarter and six-month period ended June 30, 2014, respectively, compared to the prior year periods primarily due to an increase in our cathodic protection operations as we expanded our operations into the Middle East, increased sales and administrative functions within our robotic and field service coatings operations and increased corporate allocations.
Operating Income and Operating Margin
Operating income increased $1.6 million, or 25.8%, to $7.7 million in the second quarter of 2014 compared to $6.2 million in the second quarter of 2013. In the six-month period ended June 30, 2014, operating income increased by $3.8 million, or 32.8%, to $15.4 million compared to $11.6 million in the prior year period. Operating margin was 4.4% and 5.7% in the quarters ended June 30, 2014 and 2013, respectively, and 4.3% and 5.3% in the six-month periods ended June 30, 2014 and

2013, respectively. Exclusive of Brinderson, operating income decreased $2.0 million on a quarter-over-quarter basis and $4.6 million on a year-over-year basis, due primarily to lower gross margins and increased operating expenses, partially offset by lower acquisition-related expenses.

Water and Wastewater Segment
Key financial data for our Water and Wastewater segment was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2014	2013	$	%
Revenues	$129,710	$115,736	$13,974	12.1%
Gross profit	29,257	25,576	3,681	14.4
Gross profit margin	22.6%	22.1%	n/a	50	bp
Operating expenses	16,603	16,536	67	0.4
Operating income	12,654	9,040	3,614	40.0
Operating margin	9.8%	7.8%	n/a	200	bp

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	$	%
Revenues	$235,843	$219,531	$16,312	7.4%
Gross profit	49,359	44,737	4,622	10.3
Gross profit margin	20.9%	20.4%	n/a	50	bp
Operating expenses	33,685	33,135	550	1.7
Operating income	15,674	11,602	4,072	35.1
Operating margin	6.6%	5.3%	n/a	130	bp

Revenues
Revenues in our Water and Wastewater segment increased $14.0 million, or 12.1%, in the second quarter of 2014 compared to the second quarter of 2013. The growth came primarily from increased volume activity in our contracting installation services in our North American operations. Our North American operations have experienced good market conditions and success in project acquisitions over the last year and have increased capacity to capitalize on a strong backlog position as of June 30, 2014.
Revenues increased $16.3 million, or 7.4%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in revenues was primarily due to increased volume activity in our contracting installation services in our North American operations, notwithstanding poor weather conditions that persisted much of the first quarter of 2014.
Our Water and Wastewater segment achieved record contract backlog at June 30, 2014 of $317.3 million, which is an increase of $31.8 million, or 11.1%, from backlog at March 31, 2014 and an increase of $52.1 million, or 19.6%, from backlog at June 30, 2013. The segment continues to see improved bidding performance and multiple large project wins were added into backlog during the first half of 2014.
Gross Profit and Gross Profit Margin
Gross profit increased $3.7 million, or 14.4%, and gross profit margin increased 50 basis points in the second quarter of 2014 compared to the second quarter of 2013. The increase in gross profit was primarily due to increased activity in our contracting installation services in our North American operations. The increase in gross profit margin was primarily due to continued efficiency improvements in contracting installation services and manufacturing business for our North American operations.
Gross profit increased $4.6 million, or 10.3%, and gross profit margin increased 50 basis points for the six months ended June 30, 2014 compared to six months ended June 30, 2013. The increase in gross profit was primarily due to increased activity in our contracting installation services and an improved project mix, primarily in the first quarter of 2014, which shifted from small to more medium and large diameter work in our North American operations. Offsetting the increases in gross profit, were decreases primarily due to isolated project remediation efforts in our European operations, and certain project delays that negatively impacted profitability in our Asian operations.

Operating Expenses
Operating expenses in our Water and Wastewater segment increased $0.1 million, or 0.4%, in the second quarter of 2014, and $0.6 million, or 1.7%, in the six months ended June 30, 2014 compared to the prior year periods. As a percentage of revenues, operating expenses were 12.8% and 14.3% for the quarter and six-month period ended June 30, 2014, respectively, compared to 14.3% and 15.1% in the comparable periods in 2013, respectively. Operating expenses have remained relatively steady due to efficiencies gained over the last two years in project management, along with operational and administrative realignments.
Operating Income and Operating Margin
Operating income increased $3.6 million, or 40.0%, to $12.7 million in the second quarter of 2014 compared to $9.0 million in the second quarter of 2013 due to higher gross margin percentages, coupled with increased revenues. In the six-month period ended June 30, 2014, operating income increased $4.1 million, or 35.1%, to $15.7 million compared to $11.6 million in the prior year period. Operating margin was 9.8% and 7.8% in the quarters ended June 30, 2014 and 2013, respectively, and 6.6% and 5.3% in the six-month periods ended June 30, 2014 and 2013, respectively.

Commercial and Structural Segment
Key financial data for our Commercial and Structural segment was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2014	2013	$	%
Revenues	$17,550	$17,772	$(222)	(1.2)%
Gross profit	6,694	6,698	(4)	(0.1)
Gross profit margin	38.1%	37.7%	n/a	40	bp
Operating expenses	6,472	6,071	401	6.6
Operating income	222	627	(405)	(64.6)
Operating margin	1.3%	3.5%	n/a	(220	)bp

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	$	%
Revenues	$33,741	$31,262	$2,479	7.9%
Gross profit	12,146	11,408	738	6.5
Gross profit margin	36.0%	36.5%	n/a	(50	)bp
Operating expenses	13,485	11,976	1,509	12.6
Operating loss	(1,339)	(568)	(771)	(135.7)
Operating margin	(4.0)%	(1.8)%	n/a	(220	)bp

Revenues
Revenues in our Commercial and Structural segment were essentially flat in the second quarter of 2014 compared to the second quarter of 2013. We continued to make progress to stabilize the business following the departure of four key employees in late 2012.
Revenues increased $2.5 million, or 7.9%, during the six-month period ended June 30, 2014 compared to the prior year period primarily due to increased installation revenues in the Asian operation.
Our Commercial and Structural segment contract backlog was $48.4 million at June 30, 2014. This represented an increase of $2.0 million, or 4.3%, compared to March 31, 2014 and a decrease of $3.8 million, or 7.3%, compared to June 30, 2013. During the second quarter of 2014, the volume of new orders, specifically in our North American operations, improved over the first quarter of 2014. Our visibility into North American prospects continues to improve, and we anticipate improvements in sales momentum and backlog in future quarters.

Gross Profit and Gross Profit Margin
Gross profit was $6.7 million in the second quarter of 2014, which was even with the second quarter of 2013. Gross profit margin increased 40 basis points during the second quarter of 2014 as compared to the second quarter of 2013 due to higher margin project work through improved bidding and execution, primarily in the North American operations.
Gross profit increased $0.7 million, or 6.5%, and gross profit margin decreased 50 basis points for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in gross profit was due to an increase in project work in our Asian operations.
Operating Expense
Operating expenses in our Commercial and Structural segment increased $0.4 million, or 6.6%, in the second quarter of 2014 and $1.5 million, or 12.6%, in the six months ended June 30, 2014 compared to the prior year periods. As a percentage of revenues, operating expenses were 36.9% and 40.0% for the quarter and six-month period ended June 30, 2014, respectively, compared to 34.2% and 38.3% in the comparable periods in 2013, respectively. The increases were the result of investments made to hire experienced sales and business development professionals to restore the growth expected for this business. Offsetting the increases in operating expenses were cost controls in our Asian operations, even as revenues grew year over year. Our operating expense, as a percentage of revenues, is higher in our Commercial and Structural segment as compared to our other segments due to the investments being made in this segment to build the infrastructure necessary to achieve our near-term growth objectives.
Operating Income (Loss) and Operating Margin
Operating income decreased $0.4 million to $0.2 million in the second quarter of 2014 compared to $0.6 million in the second quarter of 2013 primarily due to higher operating expenses. In the six-month period ended June 30, 2014, operating loss increased $0.7 million to $1.3 million compared to a loss of $0.6 million in the prior year period. Operating margin was 1.3% and 3.5% in the quarters ended June 30, 2014 and 2013, respectively, and (4.0)% and (1.8)% in the six-month periods ended June 30, 2014 and 2013, respectively.

Other Income (Expense)
Interest Income and Expense
Interest income increased $0.1 million and $0.3 million in the quarter and six-month period ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to higher cash balances throughout the periods. Interest expense increased $1.1 million and $1.9 million in the quarter and six-month period ended June 30, 2014, respectively, compared to the same periods in 2013 as outstanding loan principal balances increased year over year due to our July 1, 2013 acquisition of Brinderson.
Other Income (Expense)
Other income (expense) decreased by $7.9 million in the quarter ended June 30, 2014 compared to the prior year period. This was due exclusively to activity in the second quarter of 2013, which included a $11.3 million gain recognized on the sale of our interest in our German joint venture, partially offset by a non-cash charge of $2.7 million related to a write-down of the investment in our Bayou joint venture as part of the purchase price accounting associated with our 2009 acquisition of The Bayou Companies L.L.C (“Bayou”) (as discussed in Note 1 to the consolidated financial statements in this report). The second quarter of 2013 included higher foreign currency losses due to the revaluation of certain asset and liability balances. Other income (expense) decreased by $8.5 million in the first six months of 2014 compared to the prior year period primarily due to the factors described above and the $0.5 million loss recognized in the first quarter of 2014 on the sale of our 49% interest in Bayou Coating (as discussed in Note 1 to the consolidated financial statements contained in this report).

Taxes on Income
Taxes on income increased $0.3 million during the second quarter of 2014 compared to the second quarter of 2013 and increased $0.8 million during the six-month period ended June 30, 2014 compared to the six-month period ended June 30, 2013. Our effective tax rate was 23.7% and 25.1% in the quarter and six-month period ended June 30, 2014, respectively, compared to 17.8% and 19.1% in the corresponding periods in 2013. The effective tax rate in all periods presented were lower than the U.S. federal statutory tax rate primarily due to significant income in jurisdictions with tax rates lower than the United States. The higher effective tax rates in the quarter and six-month period ended June 30, 2014 compared to the same periods in 2013 were primarily due to a shift in the mix of earnings towards the United States operations.

Equity in Earnings of Affiliated Companies
Equity in earnings of affiliated companies was zero and $1.3 million in the second quarters of 2014 and 2013, respectively. Equity in earnings of affiliated companies was $0.7 million and $2.2 million in the six-month periods ended June 30, 2014 and 2013, respectively. These decreases were primarily due to there being no contributions from our former German joint venture, following its sale in June 2013, and only three months of 2014 contributions from Bayou Coating, which was sold on March 31, 2014 (as discussed in Note 1 to the consolidated financial statements contained in this report). As a result of the March 31, 2014 sale of Bayou Coating, we will not have any equity in earnings of affiliated companies for the remainder of the year.

Non-controlling Interests
Income attributable to non-controlling interests was $0.0 million and $0.2 million in the second quarters of 2014 and 2013, respectively. Income attributable to non-controlling interests was $0.1 million and $0.8 million in the six-month periods ended June 30, 2014 and 2013, respectively. These decreases were due to lower income from our joint ventures in Morocco and Mexico, partially offset by improvements in our coating joint venture in Canada.

Loss from Discontinued Operations
Loss from discontinued operations was $0.4 million and $5.0 million in the quarters ended June 30, 2014 and 2013, respectively, and $0.5 million and $5.9 million in the six months ended June 30, 2014 and 2013, respectively. Our BWW business ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013.

Liquidity and Capital Resources
Cash and Cash Equivalents

(In thousands)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$146,146	$158,045
Restricted cash	575	483
Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments and compensating balances for bank undertakings in Europe.
Sources and Uses of Cash
We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, potential acquisitions, working capital, debt service and share repurchases. During the first six months of 2014, capital expenditures were primarily for supporting growth in our Energy and Mining and Water and Wastewater operations, along with investments in new information technology systems to support the growth of our organization. For the full year of 2014, we expect slightly increased levels of capital expenditures compared to 2013 due to a full year of operations for Brinderson and to support growth of our Water and Wastewater business, primarily in North America.
At June 30, 2014, our cash balances were located worldwide for working capital and support needs. Given the breadth of our international operations, as of June 30, 2014 approximately 57% of our cash was denominated in currencies other than the United States dollar. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our intention is to permanently reinvest these earnings.
Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At June 30, 2014, we believe our net accounts receivable and our costs and estimated earnings in excess of billings as reported on our consolidated balance sheet were fully collectible. At June 30, 2014, we had certain net receivables (as discussed in the following paragraph) that we believe will be collected but are being disputed by the customer in some manner, which has impacted or may meaningfully impact the timing of collection or require us to invoke our contractual rights to an arbitration or mediation process, or take legal action. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.
As of June 30, 2014, we had approximately $18.2 million in receivables related to certain projects in Texas, Georgia, India and Morocco that have been delayed in payment. We are in various stages of discussions, arbitration and/or litigation with the project clients regarding such receivables. Additionally, we had $4.4 million of receivables with a single customer associated with a large fabrication project that have been outstanding for various periods dating back to 2009 through 2013. As of June 30, 2014, we had not reserved or written-off any of the balances related to these receivables, as management believes that these receivables are fully collectible. In each of the above instances, the customer has failed to meet its payment obligations in the timeframe set forth in the respective contracts. The Company believes that it has performed its obligations pursuant to such contracts. The Company believes the likelihood of success in each of these cases is probable and the Company is vigorously defending its position. During the quarter ended June 30, 2014, we collected approximately $2.0 million of the receivables associated with the project in Morocco, with an additional $2.3 million collected in July 2014.
Management believes that these outstanding receivables are fully collectible and a significant portion of the receivables will be collected within the next twelve months.
Cash Flows from Operations
Cash flows from operating activities of continuing operations provided $19.0 million in the first six months of 2014 compared to $16.9 million provided in the first six months of 2013. The increase in operating cash flow from 2014 to 2013 was primarily related to higher net income, as $11.8 million of income in the first six months of 2013 was related to the sale of our German joint venture, and the timing of working capital requirements, particularly collections of receivables.
We used $25.1 million of cash for working capital during the six-month period ended June 30, 2014 compared to $13.8 million used in the comparable period of 2013. The increased use of working capital was primarily due to lower collections on receivables in our energy and mining businesses. Excluding the change in receivables, the other elements of working capital provided $1.7 million in the six-month period ended June 30, 2014 and used $11.5 million in the six-month period ended June 30, 2013. These uses primarily related to seasonal payments of accounts payable. Our costs and estimated earnings in excess of billings was $105.1 million at June 30, 2014, an increased of $25.1 million from December 31, 2013. This increase was primarily attributable to seasonality, where we have increased project activity in the summer months, and billing requirements of certain projects within our North American Water and Wastewater business.
Unrestricted cash decreased to $146.1 million at June 30, 2014 from $158.0 million at December 31, 2013.
Cash Flows from Investing Activities
Cash flows from investing activities of continuing operations used $5.6 million during the six months ended June 30, 2014 compared to $6.5 million provided in the comparable period of 2013. During the first six months of 2014, we sold our interests in Bayou Coating for a total sale price of $9.1 million. During the first six months of 2013, we sold the equity interests in our German joint venture for a total sale price of €14 million (approximately $18.3 million). We used $13.8 million in cash for capital expenditures in the first six months of 2014 compared to $13.1 million in the prior year period. The higher capital expenditures during 2014 were primarily related to Brinderson and more maintenance capital in our North American Water and Wastewater business. In the first six months of 2014 and 2013, $0.8 million and $1.2 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenditures. Capital expenditures in the first six months of 2014 and 2013 were partially offset by $0.8 million and $1.6 million, respectively, in proceeds received from asset disposals.
We anticipate up to approximately $35.0 million to be spent in 2014 on capital expenditures to support our global operations.
Cash Flows from Financing Activities
Cash flows from financing activities used $25.2 million during the first six months of 2014 compared to $28.1 million used in the first six months of 2013. During the first six months of 2014 and 2013, we used cash of $20.7 million and $15.8 million, respectively, to repurchase 882,840 and 696,310 shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 6 contained in this report. Additionally, in the six-month periods ended June 30, 2014 and 2013, we used cash of $8.9 million and $12.5 million, respectively, to pay down the principal balance of our term loans as discussed in Note 5 contained in this report.
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
Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on our consolidated leverage ratio. We can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on our consolidated leverage ratio. The applicable one month LIBOR borrowing rate (LIBOR plus our applicable rate) as of June 30, 2014 was approximately 2.00%.
Our indebtedness at June 30, 2014 consisted of $332.5 million outstanding from the $350.0 million term loan under the Credit Facility and $35.5 million on the line of credit under the Credit Facility. Additionally, we and Wasco Coatings UK Ltd. (“Wasco Energy”), a subsidiary of Wah Seong Corporation, loaned Bayou Wasco $14.0 million for the purchase of capital assets in 2012 and 2013, of which $6.9 million was designated as third-party debt in the consolidated financial statements. In February 2014, we and Wasco Energy agreed to a five-year term on the funds loaned; therefore, the amounts have been classified as long-term debt as of June 30, 2014. In connection with the formation of Bayou Perma-Pipe Canada, Ltd. (“BPPC”), we and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January 2012, we and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. Of such amount, $4.7 million was designated as third-party debt in our consolidated financial statements. We also held $0.1 million of third party notes and bank debt at June 30, 2014.
As of June 30, 2014, we had $21.5 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $12.1 million was collateral for the benefit of certain of our insurance carriers and $9.4 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
In July 2013, we entered into an interest rate swap agreement for a notional amount of $175.0 million that is set to expire in July 2016. The notional amount of this swap mirrors the amortization of a $175.0 million portion of our $350.0 million term loan drawn from the Credit Facility. The swap requires us to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount, and provides that we receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $175.0 million notional amount. The annualized borrowing rate of the swap at June 30, 2014 was approximately 2.19%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of our term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and will be accounted for as a cash flow hedge.
Our Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. At June 30, 2014, based upon the financial covenants, we had the capacity to borrow up to approximately $68.3 million of additional debt under our Credit Facility. See Note 5 to the financial statements contained in this report for further discussion on our debt covenants. We were in compliance with all covenants at June 30, 2014 and expect continued compliance for the foreseeable future.
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
Interest Rate Risk
The fair value of our cash and short-term investment portfolio at June 30, 2014 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at June 30, 2014 was variable rate debt. We partially mitigate interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt.
At June 30, 2014, the estimated fair value of our long-term debt was approximately $380.6 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at June 30, 2014 would result in a $2.0 million increase in interest expense.
Foreign Exchange Risk
We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At June 30, 2014, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $8.3 million impact to our equity through accumulated other comprehensive income.
In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At June 30, 2014, there were no material foreign currency hedge instruments outstanding. See Note 10 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.
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

Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Interim Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2014. Based upon and as of the date of this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the six-month period ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2014 (2)	77,976	$21.68	—	$20,000,000
February 2014 (1) (2)	38,096	22.37	25,400	19,412,131
March 2014 (1) (2)	123,003	23.83	117,300	16,618,299
April 2014 (1) (2)	91,222	23.87	91,083	14,443,983
May 2014 (1) (2)	309,143	24.09	114,740	11,736,386
June 2014 (1)	243,400	22.85	243,400	6,173,591
Total	882,840	$23.40	591,923	$6,173,591
_________________________________

(1)
In February 2014, our board of directors authorized the open market repurchase of up to $20.0 million of our common stock to be made during 2014. This amount constituted the maximum open market repurchases currently authorized in any calendar year under the terms of our Credit Facility. Once a repurchase is complete, we promptly retired the shares.

(2)
In connection with approval of our Credit Facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The total number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with stock swap exercises of employee stock options and/or the vesting of restricted stock or deferred stock units issued to employees and directors, totaling 290,917 shares for the six months ended June 30, 2014. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock or deferred stock units vested or the stock option was exercised. Once a repurchase is complete, we promptly retired the shares.

Item 6. Exhibits
The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: July 31, 2014	/s/ David A. Martin
David A. Martin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS
These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

10.1
Executive Separation Agreement and Release, dated May 3, 2014, between the Company and J. Joseph Burgess (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on May 5, 2014).

10.2	Independent Contractor Agreement, dated May 4, 2014, between the Company and Charles R. Gordon (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on May 5, 2014).

31.1	Certification of Charles R. Gordon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Charles R. Gordon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed”.