Form 10-Q
period 2014-09-30
Aegion Corp
filed 2014-11-07
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 37,381,538 shares of common stock, $.01 par value per share, outstanding at October 31, 2014.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$350,138	$307,665	$979,240	$775,741
Cost of revenues	286,199	238,254	782,320	599,625
Gross profit	63,939	69,411	196,920	176,116
Operating expenses	66,977	47,956	169,666	130,112
Definite-lived intangible asset impairment	10,896	—	10,896	—
Earnout reversal	—	(2,844)	—	(2,844)
Acquisition-related expenses	—	2,267	539	4,175
Operating income (loss)	(13,934)	22,032	15,819	44,673
Other income (expense):
Interest expense	(3,258)	(5,454)	(9,693)	(10,033)
Interest income	102	40	479	158
Other	(367)	(522)	(1,830)	6,561
Total other expense	(3,523)	(5,936)	(11,044)	(3,314)
Income (loss) before taxes on income	(17,457)	16,096	4,775	41,359
Taxes on income (loss)	(1,356)	3,164	4,217	7,985
Income (loss) before equity in earnings of affiliated companies	(16,101)	12,932	558	33,374
Equity in earnings of affiliated companies	—	1,691	677	3,903
Income (loss) from continuing operations	(16,101)	14,623	1,235	37,277
Loss from discontinued operations	(130)	(558)	(626)	(6,456)
Net income (loss)	(16,231)	14,065	609	30,821
Non-controlling interests	(823)	(127)	(880)	(959)
Net income (loss) attributable to Aegion Corporation	$(17,054)	$13,938	$(271)	$29,862

Earnings per share attributable to Aegion Corporation:
Basic:
Income (loss) from continuing operations	$(0.45)	$0.37	$0.01	$0.94
Loss from discontinued operations	—	(0.01)	(0.02)	(0.17)
Net income (loss)	$(0.45)	$0.36	$(0.01)	$0.77
Diluted:
Income (loss) from continuing operations	$(0.45)	$0.37	$0.01	$0.93
Loss from discontinued operations	—	(0.01)	(0.02)	(0.17)
Net income (loss)	$(0.45)	$0.36	$(0.01)	$0.76

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(16,231)	$14,065	$609	$30,821
Other comprehensive income:
Currency translation adjustments	(16,693)	(1,093)	(17,473)	(11,447)
Pension activity, net of tax	(8)	8	(3)	16
Deferred gain (loss) on hedging activity, net of tax(1)	453	(484)	641	(333)
Total comprehensive income (loss)	(32,479)	12,496	(16,226)	19,057
Comprehensive income attributable to non-controlling interests	(285)	(290)	(308)	(840)
Comprehensive income (loss) attributable to Aegion Corporation	$(32,764)	$12,206	$(16,534)	$18,217
__________________________

(1)
Amounts presented net of tax of $298 and ($345) for the quarters ended September 30, 2014 and 2013, respectively, and $422 and ($219) for the nine months ended September 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands, except share amounts)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$115,941	$158,045
Restricted cash	623	483
Receivables, net of allowances of $9,822 and $3,441, respectively	266,883	231,775
Retainage	35,923	30,831
Costs and estimated earnings in excess of billings	105,170	79,999
Inventories	59,225	58,768
Prepaid expenses and other current assets	41,459	38,522
Current assets of discontinued operations	4,789	5,435
Total current assets	630,013	603,858
Property, plant & equipment, less accumulated depreciation	169,873	182,303
Other assets
Goodwill	347,236	348,680
Identified intangible assets, less accumulated amortization	189,974	209,283
Investments	—	9,101
Deferred income tax assets	2,627	6,957
Other assets	13,276	14,315
Total other assets	553,113	588,336
Non-current assets of discontinued operations	2,191	2,921
Total Assets	$1,355,190	$1,377,418

Liabilities and Equity
Current liabilities
Accounts payable	$93,548	$80,417
Accrued expenses	111,785	105,466
Billings in excess of costs and estimated earnings	30,355	24,978
Current maturities of long-term debt and line of credit	26,399	22,024
Current liabilities of discontinued operations	1,721	2,070
Total current liabilities	263,808	234,955
Long-term debt, less current maturities	357,802	366,616
Deferred income tax liabilities	29,629	38,217
Other non-current liabilities	12,299	10,512
Non-current liabilities of discontinued operations	224	197
Total liabilities	663,762	650,497
Commitments and Contingencies – Note 8
Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 37,374,331 and 37,983,114, respectively	374	380
Additional paid-in capital	216,575	236,128
Retained earnings	470,537	470,808
Accumulated other comprehensive income (loss)	(14,211)	2,052
Total stockholders’ equity	673,275	709,368
Non-controlling interests	18,153	17,553
Total equity	691,428	726,921
Total Liabilities and Equity	$1,355,190	$1,377,418

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE, December 31, 2012	38,952,561	$390	$257,209	$426,457	$15,260	$16,804	$716,120
Net income	—	—	—	29,862	—	959	30,821
Issuance of common stock upon stock option exercises, including tax benefit	29,511	—	899	—	—	—	899
Restricted shares issued	431,877	4	—	—	—	—	4
Issuance of shares pursuant to restricted stock units	11,112	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	5,313	—	—	—	—	—	—
Forfeitures of restricted shares	(20,704)	—	—	—	—	—	—
Shares repurchased and retired	(833,552)	(8)	(19,009)	—	—	—	(19,017)
Equity-based compensation expense	—	—	5,090	—	—	—	5,090
Currency translation adjustment and derivative transactions, net	—	—	—	—	(11,645)	(119)	(11,764)
BALANCE, September 30, 2013	38,576,118	$386	$244,189	$456,319	$3,615	$17,644	$722,153

BALANCE, December 31, 2013	37,983,114	$380	$236,128	$470,808	$2,052	$17,553	$726,921
Net income (loss)	—	—	—	(271)	—	880	609
Issuance of common stock upon stock option exercises	526,359	5	8,206	—	—	—	8,211
Restricted shares issued	226,483	2	—	—	—	—	2
Issuance of shares pursuant to restricted stock units	15,277	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	31,794	—	—	—	—	—	—
Forfeitures of restricted shares	(75,006)	(1)	—	—	—	—	(1)
Shares repurchased and retired	(1,333,690)	(12)	(31,051)	—	—	—	(31,063)
Equity-based compensation expense	—	—	4,201	—	—		4,201
Purchase of non-controlling interest	—	—	(909)	—	—	292	(617)
Currency translation adjustment and derivative transactions, net	—	—	—	—	(16,263)	(572)	(16,835)
BALANCE, September 30, 2014	37,374,331	$374	$216,575	$470,537	$(14,211)	$18,153	$691,428

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$609	$30,821
Loss from discontinued operations	626	6,456
	1,235	37,277
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	32,984	29,126
Gain on sale of fixed assets	(65)	(815)
Equity-based compensation expense	4,201	5,090
Deferred income taxes	(3,797)	(1,523)
Equity in earnings of affiliated companies	(677)	(3,903)
Non-cash restructuring charges	17,187	—
Fixed asset impairment	11,870	—
Definite-lived intangible asset impairment	10,896	—
Gain on sale of interests in German joint venture	—	(11,771)
Debt issuance costs	—	1,964
Earnout reversal	—	(2,844)
Loss on sale of interests in Bayou Coating, L.L.C.	472	—
Loss on foreign currency transactions	149	1,700
Other	881	(159)
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	(142)	(142)
Return on equity of affiliated companies	684	4,027
Receivables net, retainage and costs and estimated earnings in excess of billings	(83,383)	(11,144)
Inventories	(4,732)	(3,416)
Prepaid expenses and other assets	(5,009)	(5,044)
Accounts payable and accrued expenses	25,511	2,932
Other operating	430	198
Net cash provided by operating activities of continuing operations	8,695	41,553
Net cash used in operating activities of discontinued operations	(90)	(10,179)
Net cash provided by operating activities	8,605	31,374

Cash flows from investing activities:
Capital expenditures	(25,118)	(20,079)
Proceeds from sale of fixed assets	1,140	1,856
Patent expenditures	(1,988)	(469)
Proceeds from sale of interests in Bayou Coating, L.L.C.	9,065	—
Sale of interests in German joint venture	—	18,300
Purchase of Brinderson, net of cash acquired	—	(143,763)
Net cash used in investing activities of continuing operations	(16,901)	(144,155)
Net cash provided by investing activities of discontinued operations	90	774
Net cash used in investing activities	(16,811)	(143,381)

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises, including tax effects	8,615	903
Repurchase of common stock	(31,051)	(19,017)
Purchase of non-controlling interest	(617)	—
Payment of earnout related to acquistion of CRTS, Inc.	—	(2,112)
Credit facility financing fees	—	(5,013)
Proceeds on notes payable	1,284	1,541
Proceeds from line of credit	10,000	—
Proceeds from long-term debt	—	385,500
Principal payments on long-term debt	(15,477)	(249,125)
Net cash provided by (used in) financing activities	(27,246)	112,677
Effect of exchange rate changes on cash	(6,652)	(7,659)
Net decrease in cash and cash equivalents for the period	(42,104)	(6,989)
Cash and cash equivalents, beginning of period	158,045	133,676
Cash and cash equivalents, end of period	$115,941	$126,687
The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    GENERAL
The accompanying unaudited consolidated financial statements of Aegion Corporation and its subsidiaries (collectively, “Aegion” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of September 30, 2014 and the results of operations and statements of comprehensive income for the quarters and nine-month periods ended September 30, 2014 and 2013 and the statements of equity and cash flows for the nine-month periods ended September 30, 2014 and 2013. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.
The results of operations for the quarter and nine-month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Acquisitions/Strategic Initiatives/Divestitures

Energy and Mining Segment

On October 6, 2014, the Company’s board of directors approved a realignment and restructuring plan (“2014 Restructuring Plan”) as discussed further in Notes 2 and 12. As part of the 2014 Restructuring Plan, the Company made the decision to shutter two older and redundant fusion bonded epoxy coating plants and terminate certain land leases at The Bayou Companies, LLC’s (“Bayou”) Louisiana facility. The actions taken to restructure Bayou’s Louisiana operations allow Bayou to cost effectively meet market demand, for both onshore and offshore projects, by optimizing pipe coating activities and reducing fixed costs. The repositioning of Bayou’s Louisiana facility will also include additional capital investments in the remaining coating facilities over the next two to three years to augment Bayou’s competitive position.
On March 31, 2014, the Company sold its forty-nine percent (49%) interest in Bayou Coating, L.L.C. (“Bayou Coating”) to Stupp Brothers Inc. (“Stupp”), the holder of the remaining fifty-one percent (51%) interest in Bayou Coating. Stupp purchased the interest by exercising an existing option to acquire the Company’s interest in Bayou Coating at a purchase price equal to $9.1 million, which represented forty-nine percent (49%) of the book value of Bayou Coating as of December 31, 2013. Such book value was determined on the basis of Bayou Coating’s federal information tax return for 2013 and approximated the Company’s book value of its investment in Bayou Coating as of December 31, 2013. The Company had previously received an indication from Stupp of its intent to exercise such option and, in the second quarter of 2013 in connection with such indication, the Company recognized a non-cash charge of $2.7 million ($1.8 million post-tax) related to the goodwill allocated to the joint venture as part of the purchase price accounting associated with the 2009 acquisition of Bayou. The non-cash charge represented the Company’s then current estimate of the difference between the carrying value of the investment on the balance sheet and the amount the Company would receive in connection with the exercise. During the first quarter of 2014, the difference between the Company’s recorded gross equity in earnings of affiliated companies of approximately $1.2 million and the final equity distribution settlement of $0.7 million resulted in a loss of approximately $0.5 million that is recorded in other income (expense) on the consolidated statement of operations.
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
On July 1, 2013, the Company acquired the equity interests of Brinderson, L.P., a California limited partnership, General Energy Services, a California corporation, and Brinderson Constructors, Inc., a California corporation (collectively, “Brinderson”). Brinderson is a leading integrated service provider of maintenance, construction, engineering and turnaround activities for the upstream and downstream oil and gas markets. The transaction purchase price was $150.0 million, which resulted in a cash purchase price at closing of $147.6 million after working capital adjustments and an adjustment to account for cash held in the business at closing. The cash purchase price was funded by borrowings under the Company’s $650.0 million senior secured credit facility as discussed in Note 5.

During the second quarter of 2013, the Company’s board of directors approved a plan of liquidation for its Bayou Welding Works (“BWW”) business in an effort to improve the Company’s overall financial performance and align the operations with its long-term strategic objectives. BWW provided specialty welding and fabrication services from its facility in New Iberia, Louisiana. Financial results for BWW were part of the Company’s Energy and Mining segment for financial reporting purposes. BWW ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. As a result of the closure of BWW, Aegion recognized a pre-tax, non-cash charge of approximately $3.9 million ($2.4 million after-tax, or $0.06 per diluted share) to reflect the impairment of goodwill and intangible assets. The Company also recognized additional non-cash impairment charges for equipment and other assets of approximately $1.1 million on a pre-tax basis ($0.7 million on an after-tax basis, or $0.02 per diluted share), which also was recorded in the second quarter of 2013. The Company expects the cash liquidation value to approximate net asset value. Net asset value is determined using recorded amounts for assets and liabilities, which are based on Level 3 inputs as defined in Note 11. The Company also incurred cash charges to exit the business of approximately $0.1 million on a pre-tax and post-tax basis, which included property, equipment and vehicle lease termination and buyout costs, employee termination benefits and retention incentives, among other ancillary shut-down expenses. Final liquidation of BWW’s assets is expected to occur by the end of 2014.
Water and Wastewater Segment

On October 6, 2014, the Company’s board of directors approved the 2014 Restructuring Plan, which included the decision to exit Insituform’s contracting markets in France, Switzerland, India, Hong Kong, Malaysia and Singapore. This decision was made taking into account market size, bid table consistency, supportive governmental bid process, length of cash collection cycles and operating results in each country. Activities with respect to Insituform’s contracting operations in France, Switzerland, India, Hong Kong, Malaysia and Singapore are expected to be concluded by the end of the third quarter of 2015 as Insituform completes existing backlog in the affected countries. See further discussion in Notes 2 and 12.
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
Purchase Price Accounting
The Company accounts for its acquisitions in accordance with FASB ASC 805, Business Combinations. The Company records definite-lived intangible assets at their determined fair value related to customer relationships, backlog, trade names and trademarks and patents and other acquired technologies. Acquisitions generally result in goodwill related to, among other things, purchase price, growth opportunities and market potential. The goodwill associated with the Brinderson acquisition is deductible for tax purposes. At September 30, 2014, the Company had substantially completed its accounting for Brinderson with the exception of final working capital adjustments. During the second quarter of 2014, certain pre-acquisition matters were identified by the Company where a loss is both probable and reasonably estimable. Accordingly, the Company increased recorded goodwill by $14.5 million and adjusted its purchase price accounting retroactively to the measurement period, July 1, 2013. The Company has provided claim notices related to these uncertainties; however, no escrow receivable was recorded as of September 30, 2014. To the extent the Company receives notification or cash in future periods, these adjustments would be recorded through purchase accounting consistent with FASB ASC 805, Business Combinations. As the Company completes its final accounting for this acquisition, future adjustments related to working capital, escrow and related contingencies could occur.
The Brinderson acquisition made the following contributions to the Company’s revenues and profits (in thousands):

	Quarter Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues	$77,353	$225,940
Net income	3,503	8,430

The following unaudited pro forma summary presents combined information of the Company as if the Brinderson acquisition had occurred at the beginning of the year preceding its acquisition (in thousands):

Nine Months Ended September 30, 2013
Revenues	$885,842
Net income (1)	40,889
_____________________

(1)	Includes pro-forma adjustments for purchase price depreciation and amortization as if those intangibles were recorded at the beginning of the year preceding the acquisition date.
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
The following table summarizes the fair value of identified assets and liabilities of the Brinderson acquisition at its acquisition date (in thousands):

Cash	$3,842
Receivables and cost and estimated earnings in excess of billings	28,353
Prepaid expenses and other current assets	655
Property, plant and equipment	6,848
Identified intangible assets	60,210
Other assets	1,071
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(30,622)
Total identifiable net assets	$70,357

Total consideration recorded	$147,605
Less: total identifiable net assets	70,357
Goodwill at September 30, 2014	$77,248
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
Revenues from Brinderson are derived mainly from multiple maintenance contracts under multi-year, long-term Master Service Agreements and alliance contracts, as well as, engineering and construction-type contracts. Brinderson enters into contracts with its customers that contain three principal types of pricing provisions: time and materials, cost plus fixed fee and fixed price. Although the terms of these contracts vary, most are made pursuant to cost reimbursable contracts on a time and materials basis under which revenues are recorded based on costs incurred at agreed upon contractual rates. Brinderson also performs services on a cost plus fixed fee basis under which revenues are recorded based upon costs incurred at agreed upon rates and a proportionate amount of the fixed fee or percentage stipulated in the contract.
Foreign Currency Translation
For the Company’s international subsidiaries, the local currency is generally the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates. The cumulative translation adjustment resulting from changes in exchange rates are included in the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss) in total stockholders’ equity. Net foreign exchange transaction gains (losses) are included in other income (expense) in the Consolidated Statements of Operations. Due to the strengthening of the U.S. Dollar, there was a substantial decrease with respect to certain functional currencies and their relation to the U.S. Dollar during the third quarter of 2014, most notably the Canadian Dollar, British Pound and Euro.
The Company’s accumulated other comprehensive income is comprised of three main components: (i) currency translation; (ii) derivatives; and (iii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom.
As of September 30, 2014 and 2013, the Company had accumulated income (loss) of $(13.9) million and $2.1 million, respectively, related to currency translation adjustments, $(0.1) million and $1.3 million, respectively, related to derivative transactions and $(0.2) million and $0.2 million, respectively, related to pension activity in accumulated other comprehensive income.
Taxation
The Company provides for estimated income taxes payable or refundable on current year income tax returns as well as the estimated future tax effects attributable to temporary differences and carryforwards, based upon enacted tax laws and tax rates, and in accordance with FASB ASC 740, Income Taxes (“FASB ASC 740”). FASB ASC 740 also requires that a valuation allowance be recorded against any deferred tax assets that are not likely to be realized in the future. Refer to Note 7 for additional information regarding taxes on income.
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
On October 6, 2014, the Company’s board of directors approved the 2014 Restructuring Plan as discussed further in Note 12. As part of the 2014 Restructuring Plan, the Company evaluated the long-lived assets of its global operations affected by the restructuring initiative. In the early stages of the evaluation process, the Company reviewed the financial performance of all at risk asset groups within each affected reporting unit. Due to the ongoing weak economic conditions and weak economic outlook for certain at risk asset groups, the Company decided to no longer focus on the possible growth opportunities within these businesses; therefore, the Company would no longer provide cash flow or operational support to these businesses. This decision was deemed a significant adverse change in the extent or manner in which the asset is currently being used, and as such, the Company performed an asset impairment review as of September 30, 2014 for all of its at risk asset groups within each of the affected reporting units in accordance with ASC 360 Property, Plant and Equipment (“FASB ASC 360”).

The affected asset groups include: (i) the Bayou and Bayou Delta asset groups within the Bayou reporting unit (“Bayou Reporting Unit”); (ii) the France and Switzerland asset groups within the European Sewer and Water Rehabilitation (“Europe”) reporting unit; and (iii) the Singapore, Hong Kong, Malaysia and India asset groups within the Asia-Pacific Sewer and Water Rehabilitation (“Asia-Pacific”) reporting unit. The results of the Bayou Reporting Unit and its related asset groups are reported within the Energy and Mining reportable segment. The results of Europe and Asia-Pacific and their related asset groups are reported within the Water and Wastewater reportable segment.
The assets of each asset group represent the lowest level for which identifiable cash flows can be determined independent of other groups of assets and liabilities. The Company developed internal forward business plans under the guidance of local and regional leadership to determine the undiscounted expected future cash flows derived from each of the at risk asset groups’ long-lived assets. Such were based on management’s best estimates considering the likelihood of various outcomes. Based on the internal projections, the Company determined that the undiscounted expected future cash flows for all of the at risk asset groups referenced above were less than the carrying value of the assets, and as a result, engaged a third-party valuation firm to assist in determining the fair value of long-lived assets at these at risk asset groups.
In order to determine the impairment amount of long-lived assets, the Company first determined the fair value of each key component of its long-lived assets at each asset group. For property and equipment, the Company primarily utilized the cost and market approaches, which involved the use of significant estimates and assumptions such as salvage and scrap market data and producer price indices. The Company also considered functional and economic obsolescence related to the business and the assets. Based upon the results of the analysis, the at risk asset groups with a fair value less than the carrying value of their respective assets included Bayou, Bayou Delta, France, Malaysia and India. Accordingly, the Company recorded a total impairment charge of $11.9 million in the quarter and nine months ended September 30, 2014, which consisted of $10.9 million related to Bayou, $0.4 million related to Bayou Delta, $0.2 million related to France, $0.3 million related to Malaysia and $0.1 million related to India. The impairment charge was primarily recorded to cost of revenues in the Consolidated Statements of Operations.
Included within the impairment assessment were Bayou-related intangible assets such as tradenames and customer relationships that were also tested on an undiscounted cash flow basis. For customer relationships, the undiscounted expected future cash flows were less than the carrying value; thus, the Company engaged a third-party valuation firm to assist in determining the fair value of customer relationships recorded at Bayou. In order to determine the impairment amount of the customer relationships intangible asset, the Company calculated the fair value of the intangible based on the multi-period excess earnings method, which utilizes discounted cash flows to evaluate the net earnings attributable to the asset being measured. Key assumptions used in assessment include the discount rate (based on weighted-average cost of capital), revenue growth rates, contributory asset charges and working capital needs, which were based on current market conditions and were consistent with internal management projections.
Based on the results of the valuation, the carrying amount of the customer relationship intangible asset at Bayou exceeded the fair value and resulted in a full impairment as of September 30, 2014. Accordingly, the Company recorded a $10.9 million impairment charge for the quarter and nine months ended September 30, 2014. The impairment charge was recorded to definite-lived intangible asset impairment in the Consolidated Statements of Operations.
The fair value estimates described above were determined using observable inputs and significant unobservable inputs, which are based on level 3 inputs as defined in Note 11.
Goodwill
Goodwill represents the excess of the purchase price of an acquisition over the fair value of the net assets acquired. Under FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”), the Company assesses recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The annual assessment was last completed as of October 1, 2013. See Note 4 for additional information regarding goodwill by operating segment. Factors that could potentially trigger an interim impairment review include (but are not limited to):

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
As a result of the 2014 Restructuring Plan, the Company evaluated the goodwill of its global operations affected by the restructuring initiative and determined that a triggering event had occurred. As such, the Company performed a goodwill impairment review for each affected reporting unit as of September 30, 2014. The Company’s reporting units adversely affected by the 2014 Restructuring Plan were Bayou, Europe and Asia-Pacific. In accordance with the provisions of FASB ASC 350, the Company determined the fair value of its reporting units and compared such fair value to the carrying value of those reporting units. For all three reporting units, fair value exceeded carrying value.
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
The income approach is based on forecasted future (debt-free) cash flows that are discounted to present value using factors that consider timing and risk of future cash flows. Management believes this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. Discounted cash flow projections are based on financial forecasts developed from operating plans and economic outlooks, growth rates, estimates of future expected changes in operating margins, terminal value growth rates, future capital expenditures and changes in working capital requirements. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in the Company’s weighted average cost of capital, or changes in operating performance.
The discount rate applied to the estimated future cash flows is one of the most significant assumptions utilized under the income approach. Management determines the appropriate discount rate for each of the Company’s reporting units based on the weighted average cost of capital (“WACC”) for each individual reporting unit. The WACC takes into account both the pre-tax cost of debt and cost of equity (a major component of the cost of equity is the current risk-free rate on twenty year U.S. Treasury bonds). As each reporting unit has a different risk profile based on the nature of its operations, including market-based factors, the WACC for each reporting unit may differ. Accordingly, the WACCs were adjusted, as appropriate, to account for company-specific risks associated with each reporting unit.
Other significant assumptions used in the Company’s goodwill review included: (i) annual revenue growth rates generally ranging from 2% to 7%; (ii) sustained or slightly increased gross margins; (iii) peer group EBITDA multiples; and (iv) terminal values for each reporting unit using a long-term growth rate of 2.5% to 3.0%. If actual results differ from estimates used in these calculations, we could incur future impairment charges.
For the Bayou Reporting Unit, the excess of fair value in relation to its carrying value was 10.2%. The values derived from both the income approach and market approach decreased from the October 1, 2013 analysis; however, the fair value in relation to its carrying value improved from the prior year due to a decrease in carrying value as of the valuation dates. During the first nine months of 2014, the carrying value at the Bayou Reporting Unit was lowered due to the sale of its interest in Bayou Coating as described in Note 1 and the impairment of tangible and intangibles assets described above. The fair value for the Bayou Reporting Unit decreased $48.0 million, or 30.9%, from the prior year analysis due to the suspension of a material contract, a lack of project activity available in the Gulf of Mexico market and customer-driven project delays. The impairment analysis assumed a weighted average cost of capital of 13.5% and a long-term growth rate of 3%. The analysis also included an annual revenue growth rate of approximately 5%; modestly higher than the prior year actual results, but at a level that is below our five-year average. Projected cash flows anticipate a modest recovery in the Gulf of Mexico market beginning in 2015. The Company noted improved visibility into larger bidding opportunities for deep water drilling activities in the Gulf of Mexico; however, there is a significant lead time from drilling to the point of building the pipeline infrastructure, or gather lines, to bring oil and natural gas onshore for refinement. This extended lead time creates added uncertainty and could have a material negative impact on long-term projected cash flows. Additionally, projected cash flows related to the Bayou Reporting Unit’s new insulation facility located in Louisiana are subject to final operational testing and largely dependent, in 2015 and 2016, on a single, large customer with a long-standing history with the Company. The Bayou Reporting Unit’s Canadian coating operation, while not as reliant on larger projects, is dependent upon overall increased project activity in order to realize the cash flow projections included in the impairment analysis. If any of these assumptions do not materialize in a manner consistent with the Company’s expectations, there is risk of impairment to recorded goodwill.

For Europe, the excess of fair value in relation to its carrying value was 9.3%. The values derived from both the income approach and market approach decreased from the October 1, 2013 analysis, and the fair value in relation to its carrying value declined from the prior year due to exiting certain European operations. The fair value for Europe decreased $8.2 million, or 9.5%, from the prior year analysis. The impairment analysis assumed a weighted average cost of capital of 14.0% and a long-term growth rate of 2.5%. The analysis also included an annual revenue growth rate of approximately 5%; slightly below the prior year results, and certain cost savings expected to be achieved through the 2014 Restructuring Plan. In addition, projected cash flows were also based, in part, on the successful closure of the Insituform contacting operations in France and Switzerland. If any of these assumptions do not materialize in a manner consistent with the Company’s expectations, there is risk of impairment to recorded goodwill.
For Asia-Pacific, the excess of fair value in relation to its carrying value was 12.1%. The values derived from both the income approach and market approach decreased from the October 1, 2013 analysis, and the fair value in relation to its carrying value declined from the prior year due to exiting certain Asia-Pacific operations, many of which, however, were underperforming. The fair value for Asia-Pacific decreased $18.0 million, or 36.4%, from the prior year analysis. The impairment analysis assumed a weighted average cost of capital of 14.0% and a long-term growth rate of 3.0%. The analysis also included an annual revenue growth rate of approximately 5% for the remaining operations and certain cost savings expected to be achieved through the 2014 Restructuring Plan. In addition, projected cash flows were also based, in part, on the successful closure of the Insituform contracting operations in India, Hong Kong, Malaysia and Singapore. If any of these assumptions do not materialize in a manner consistent with the Company’s expectations, there is risk of impairment to recorded goodwill.
The total value of goodwill recorded at September 30, 2014 for the Bayou, Europe and Asia-Pacific reporting units was $29.7 million, $20.4 million and $5.3 million, respectively. The Company will perform its annual goodwill assessment for all of its reporting units as of October 1, 2014.
Investments in Affiliated Companies
On March 31, 2014, the Company sold its forty-nine percent (49%) interest in Bayou Coating to Stupp, the holder of the remaining fifty-one percent (51%) interest in Bayou Coating. Stupp purchased the interest by exercising an existing option to acquire the Company’s interest in Bayou Coating at a purchase price equal to $9.1 million. The Company had previously received an indication from Stupp of its intent to exercise such option and, in the second quarter of 2013 in connection with such indication, the Company recognized a non-cash charge of $2.7 million ($1.8 million post-tax) related to the goodwill allocated to the joint venture as part of the purchase price accounting associated with the 2009 acquisition of Bayou. The non-cash charge represented the Company’s then current estimate of the difference between the carrying value of the investment on the balance sheet and the amount the Company would receive in connection with the exercise. During the first quarter of 2014, the difference between the Company’s recorded gross equity in earnings of affiliated companies of approximately $1.2 million and the final equity distribution settlement of $0.7 million resulted in a loss of approximately $0.5 million that is recorded in other income (expense) on the consolidated statement of operations.
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
Investments in entities in which the Company does not have control or is not the primary beneficiary of a variable interest entity, and for which the Company has 20% to 50% ownership or has the ability to exert significant influence, are accounted for by the equity method. At December 31, 2013, the investment in affiliated companies on the Company’s consolidated balance sheets was $9.1 million. Due to the sale of Bayou Coating, the balance was zero at September 30, 2014.
Net income presented below for the quarters ended September 30, 2014 and 2013 includes Bayou Coating’s previously held forty-one percent (41%) interest in Bayou Delta, which is eliminated for purposes of determining the Company’s equity in earnings of affiliated companies because Bayou Delta is consolidated in the Company’s financial statements as a result of its additional ownership through another Company subsidiary.

The Company’s equity in earnings of affiliated companies for all periods presented below includes acquisition-related depreciation and amortization expense and is net of income taxes associated with these earnings. Financial data for these investments in affiliated companies for each of the nine month periods ended September 30, 2014 and 2013 is summarized in the following table (in thousands):

	Nine Months Ended September 30,
Income statement data	2014	2013 (1)
Revenue	$9,088	$75,986
Gross profit	3,489	21,753
Net income	2,413	13,624
Equity in earnings of affiliated companies	677	3,903
_____________________
(1)    Includes the financial data of Insituform-Germany through its sale in June 2013.
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

Based on its evaluation of the above factors and judgments, as of September 30, 2014, the Company consolidated any VIEs in which it was the primary beneficiary.
Financial data for consolidated variable interest entities are summarized in the following table (in thousands):

Balance sheet data	September 30, 2014	December 31, 2013
Current assets	$58,646	$55,960
Non-current assets	44,769	47,606
Current liabilities	25,697	27,335
Non-current liabilities	37,215	36,761

	Nine Months Ended September 30,
Income statement data	2014	2013
Revenue	$58,942	$62,650
Gross profit	9,370	10,179
Net income	714	2,040
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

3.    SHARE INFORMATION
Earnings per share have been calculated using the following share information:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average number of common shares used for basic EPS	37,406,061	38,672,441	37,752,472	38,836,276
Effect of dilutive stock options and restricted and deferred stock unit awards	—	398,932	360,317	392,349
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	37,406,061	39,071,373	38,112,789	39,228,625
The Company excluded 312,091 stock options and restricted and deferred stock units for the quarter ended September 30, 2014 from the diluted earnings per share calculation for the Company’s common stock because of the reported net loss for the period. Additionally, the Company excluded 200,665 and 159,639 stock options for the quarters ended September 30, 2014 and 2013, respectively, and 200,665 and 159,639 stock options for the nine-month periods ended September 30, 2014 and 2013, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

4.    GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill and identified intangible assets consist of the following:
Goodwill

(In thousands)
	Energy and Mining	Water and Wastewater	Commercial and Structural	Total
Beginning balance at January 1, 2014	$153,110	$130,078	$65,492	$348,680
Additions to goodwill through acquisitions (1)	—	—	1,098	1,098
Foreign currency translation	(609)	(1,845)	(88)	(2,542)
Balance at September 30, 2014	$152,501	$128,233	$66,502	$347,236
__________________________

(1)	During the second quarter of 2014, the Company recorded goodwill of $1.1 million related to the 2012 acquisition of Fyfe Asia (see Note 1).
Identified Intangible Assets

(In thousands)		September 30, 2014			December 31, 2013
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	6	$3,912	$(3,094)	$818	$3,917	$(2,977)	$940
Backlog	0	4,736	(4,736)	—	4,745	(4,745)	—
Leases	12	2,067	(588)	1,479	2,067	(477)	1,590
Trademarks	16	21,648	(4,941)	16,707	21,394	(4,167)	17,227
Non-competes	4	1,140	(817)	323	1,140	(753)	387
Customer relationships (1)	14	147,704	(12,517)	135,187	182,703	(28,287)	154,416
Patents and acquired technology	16	59,152	(23,692)	35,460	57,419	(22,696)	34,723
		$240,359	$(50,385)	$189,974	$273,385	$(64,102)	$209,283
__________________________

(1)	During the third quarter of 2014, the Company recorded an intangible asset impairment of $10.9 million related to realignment efforts at Bayou (see Note 2).
Amortization expense was $3.6 million and $3.7 million for the quarters ended September 30, 2014 and 2013, respectively, and $10.6 million and $8.8 million for the nine-month periods ended September 30, 2014 and 2013, respectively. Estimated amortization expense by year is as follows (in thousands):

2014	$14,224
2015	13,509
2016	13,516
2017	13,469
2018	13,391

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
Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable one month LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of September 30, 2014 was approximately 2.10%.
The Company’s indebtedness at September 30, 2014 consisted of $325.9 million outstanding from the $350.0 million term loan under the Credit Facility and $45.5 million on the line of credit under the Credit Facility. In July 2014, the Company borrowed $10.0 million on the line of credit for working capital needs. Additionally, the Company and Wasco Coatings UK Ltd. (“Wasco Energy”) loaned Bayou Wasco Insulation, LLC (“Bayou Wasco”), a joint venture between the Company and Wasco Energy, an aggregate of $14.0 million for the purchase of capital assets in 2012 and 2013. Additionally, during September 2014, the Company and Wasco Energy agreed to loan Bayou Wasco an additional $2.6 million for working capital needs increasing the total to $16.6 million. Of such amount, $8.1 million (representing funds loaned by Wasco Energy) was designated as third-party debt in the Company’s consolidated financial statements. In February 2014, the Company and Wasco Energy agreed to a five-year term on the funds loaned; therefore, the amounts are classified as long-term debt as of September 30, 2014. In connection with the formation of Bayou Perma-Pipe Canada, Ltd. (“BPPC”), the Company and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January 2012, the Company and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. Of such amount, $4.5 million was designated as third-party debt in the Company’s consolidated financial statements. The Company also held $0.1 million of third party notes and bank debt at September 30, 2014.
As of September 30, 2014, the Company had $20.7 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $11.4 million was collateral for the benefit of certain of our insurance carriers and $9.3 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
The Company’s indebtedness at December 31, 2013 consisted of $341.3 million outstanding from the term loan under the Credit Facility and $35.5 million on the line of credit under the Credit Facility. Additionally, the Company designated $11.7 million of debt held by its joint ventures (representing funds loaned by its joint venture partners) as third-party debt in the consolidated financial statements and held $0.1 million of third party notes and bank debt at December 31, 2013.
At September 30, 2014 and December 31, 2013, the estimated fair value of the Company’s long-term debt was approximately $383.9 million and $380.1 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 11.
In July 2013, the Company entered into an interest rate swap agreement, for a notional amount of $175.0 million that is set to expire in July 2016. The notional amount of this swap mirrors the amortization of a $175.0 million portion of the Company’s $350.0 million term loan drawn from the Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $175.0 million notional amount. The annualized borrowing rate of the swap at September 30, 2014 was approximately 2.19%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of the Company’s term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and will be accounted for as a cash flow hedge.
The Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. On October 6, 2014, the Company amended the Credit Facility’s defined terms for income and fixed charges to allow for the add-back of certain cash and non-cash charges related to the 2014 Restructuring Plan when calculating the Company’s compliance with the consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the Credit Facility’s credit agreement, as amended, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•
Consolidated financial leverage ratio compares consolidated funded indebtedness to Credit Facility defined income. The initial maximum amount was not to exceed 3.75 to 1.00, but decreased, as scheduled, to not more that 3.50 to 1.00 beginning with the quarter ended June 30, 2014. At September 30, 2014, the Company’s consolidated financial leverage ratio was 2.89 to 1.00 and, using the Credit Facility defined income, the Company had the capacity to borrow up to approximately $80.4 million of additional debt.

•
Consolidated fixed charge coverage ratio compares Credit Facility defined income to Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At September 30, 2014, the Company’s fixed charge ratio was 1.28 to 1.00.

At September 30, 2014, the Company was in compliance with all of its debt and financial covenants as required under the Credit Facility.

6.    STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION
Share Repurchase Plan
In February 2014, the Company’s board of directors authorized the open market repurchase of up to $20.0 million of the Company’s common stock to be made during 2014. Once a repurchase is complete, the Company promptly retires the shares. The Company also is authorized to utilize up to $10.0 million in cash to purchase shares of the Company’s common stock in each calendar year in connection with the Company’s equity compensation programs for employees and directors. The participants in the Company’s equity plans may surrender shares of previously issued common stock in satisfaction of tax obligations arising from the vesting of restricted stock awards under such plans, in connection with the exercise of stock option awards, and with the lapse of restricted periods of deferred stock unit awards. The deemed price paid is the closing price of the Company’s common stock on the Nasdaq Global Select Market on the date that the restricted stock vests, the shares of the Company’s common stock are surrendered in exchange for stock option exercises or the lapse of the restricted periods of deferred stock unit awards. In addition, in connection with the exercise of employee stock options, the option holder may elect a “net, net” exercise, such that the option holder receives a number of shares equal to (1) the built-in gain in the option shares divided by the market price of the Company’s common stock on the date of exercise, less (2) a number of shares equal to the taxes due upon the exercise of the option divided by the market price of the Company’s common stock on the date of exercise. The shares of Company common stock surrendered to the Company for taxes due on the exercise of the option are deemed repurchased by the Company.
During the nine-month period ended September 30, 2014, the Company acquired 860,761 shares of the Company’s common stock for $20.0 million ($23.24 average price per share) through the open market repurchase program discussed above and 53,286 shares of the Company’s common stock for $1.2 million ($22.66 average price per share) in connection with the satisfaction of tax obligations from the vesting of restricted stock, exercise of stock options and distribution of deferred stock units. In addition, during the nine-month period ended September 30, 2014, the Company acquired 419,643 shares of the Company’s common stock in connection with “net, net” exercises of employee stock options for a gross value of $9.9 million ($1.4 million in cash value). Once repurchased, the Company immediately retired all such shares.
Equity-Based Compensation Plans
At September 30, 2014, the Company had two active equity-based compensation plans under which awards may be made, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. The Company’s 2013 Employee Equity Incentive Plan (the “2013 Employee Plan”) has 2,895,000 shares of the Company’s common stock reserved for issuance and, at September 30, 2014, 1,953,034 shares of common stock were available for issuance. The Company’s 2011 Non-Employee Director Equity Incentive Plan (“2011 Director Plan”) has 250,000 shares of the Company’s common stock registered for issuance and, at September 30, 2014, 135,396 shares of common stock were available for issuance.
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
The following table summarizes all stock award activity during the nine months ended September 30, 2014:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2014	555,025	$22.79
Restricted shares awarded	226,483	23.81
Restricted stock units awarded	230,324	24.20
Restricted shares distributed	(117,086)	23.69
Restricted stock units distributed	(15,277)	21.25
Restricted shares forfeited	(75,006)	23.47
Restricted stock units forfeited	(96,976)	24.66
Outstanding at September 30, 2014	707,487	$23.13
Expense associated with stock awards was $2.8 million in each of the nine month periods ended September 30, 2014 and 2013. Unrecognized pre-tax expense of $11.4 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.06 years for awards outstanding at September 30, 2014.
Expense associated with stock awards was $1.0 million and $0.8 million for the quarters ended September 30, 2014 and 2013, respectively.
Deferred Stock Unit Awards
Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.
The following table summarizes all deferred stock unit activity during the nine months ended September 30, 2014:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2014	214,455	$19.56
Awarded	32,904	23.96
Distributed	(31,794)	19.70
Outstanding at September 30, 2014	215,565	$20.18
There was no expense associated with awards of deferred stock units for the quarters ended September 30, 2014 and 2013. Expense associated with awards of deferred stock units for the nine months ended September 30, 2014 and 2013 was $0.8 million and $0.9 million, respectively.
Stock Options
Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table summarizes all stock option activity during the nine months ended September 30, 2014:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2014	1,208,824	$18.54
Granted	38,820	24.21
Exercised	(526,359)	16.36
Canceled/Expired	(196,802)	24.37
Outstanding at September 30, 2014	524,483	$18.95
Exercisable at September 30, 2014	460,364	$19.00
Expense associated with stock option grants was $0.1 million and $0.4 million in the quarters ended September 30, 2014 and 2013, respectively. In the nine months ended September 30, 2014 and 2013, the Company recorded expense of $0.6 million and $1.4 million, respectively, related to stock option grants. Unrecognized pre-tax expense of $0.2 million related to stock option grants is expected to be recognized over the weighted average remaining contractual term of 0.90 years for awards outstanding at September 30, 2014.
Financial data for stock option exercises are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2014	2013
Amount collected from stock option exercises	$8,614	$738
Total intrinsic value of stock option exercises	3,771	131
Tax benefit of stock option exercises recorded in additional paid-in-capital	6	55
Aggregate intrinsic value of outstanding stock options	2,381	6,983
Aggregate intrinsic value of exercisable stock options	2,138	5,962
The intrinsic value calculations are based on the Company’s closing stock price of $22.25 and $23.72 on September 30, 2014 and 2013, respectively.
The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. The fair value of stock options awarded during the nine-month periods ended September 30, 2014 and 2013 were estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

	Nine Months Ended September 30,
	2014	2013
Grant-date fair value	$11.27	$12.92
Volatility	41.6%	49.8%
Expected term (years)	7.0	7.0
Dividend yield	—%	—%
Risk-free rate	2.3%	1.1%

7.    TAXES ON INCOME
The effective tax rates in the third quarter and first nine-months of 2014 were unfavorably impacted by a relatively small income tax benefit recorded on significant pre-tax charges related to the restructuring initiative and the impact of discrete tax items that were primarily the result of establishing valuation allowances on net operating losses in jurisdictions where the Company will not have the ability to generate future taxable income.
The Company’s effective tax rate for continuing operations was 7.8% and 88.3% in the quarter and nine-month period ended September 30, 2014, respectively, compared to 19.7% and 19.3% in the corresponding periods in 2013. The low effective tax rate on the pre-tax loss and the high effective tax rate on pre-tax income for the quarter and nine-month period ended September 30, 2014, respectively, were negatively influenced by recording no tax benefit on losses in jurisdictions where valuation allowances were recorded against deferred tax assets.

8.    COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such litigation, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.
Contingencies
In connection with the Brinderson acquisition, certain pre-acquisition matters were identified during the quarter ended June 30, 2014 where a loss is both probable and reasonably estimable. The Company identified the range of possible loss from zero to $24 million. The Company establishes liabilities in accordance with FASB ASC Subtopic No. 450-20, Contingencies – Loss Contingencies, and, accordingly, recorded a $14.5 million accrual for such matters as part of its purchase price accounting for Brinderson (see Note 1). The Company believes it has meritorious defenses against certain of these matters.
Purchase Commitments
The Company had no material purchase commitments at September 30, 2014.
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
The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at September 30, 2014 on its consolidated balance sheet.

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
During the first quarter of 2014, the Company reorganized its North American Water and Wastewater and International Water and Wastewater reportable segments into a single, reportable segment titled Water and Wastewater. As a result of this reorganization, the entire Water and Wastewater segment reports to the Senior Vice President - Water and Wastewater, who, in turn, reports to the CODM. During 2014, all filings with the Securities and Exchange Commission (“SEC”) have combined these two previously reported segments into a single Waste and Wastewater segment.
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

Financial information by segment was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Energy and Mining	$197,510	$168,708	$557,028	$385,991
Water and Wastewater	135,649	122,149	371,493	341,680
Commercial and Structural	16,979	16,808	50,719	48,070
Total revenues	$350,138	$307,665	$979,240	$775,741

Gross profit:
Energy and Mining	$29,380	$37,118	$100,856	$87,678
Water and Wastewater	26,719	26,473	76,078	71,210
Commercial and Structural	7,840	5,820	19,986	17,228
Total gross profit	$63,939	$69,411	$196,920	$176,116

Operating income (loss):
Energy and Mining	$(9,757)	$12,874	$5,661	$24,481
Water and Wastewater	(5,450)	10,071	10,224	21,672
Commercial and Structural	1,273	(913)	(66)	(1,480)
Total operating income (loss)	$(13,934)	$22,032	$15,819	$44,673
The following table summarizes revenues, gross profit and operating income by geographic region (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues(1):
United States	$242,795	$202,353	$681,043	$496,544
Canada	55,742	56,026	139,817	131,172
Europe	20,096	20,605	63,887	65,592
Other foreign	31,505	28,681	94,493	82,433
Total revenues	$350,138	$307,665	$979,240	$775,741

Gross profit:
United States	$40,507	$43,838	$132,790	$111,006
Canada	13,893	14,351	32,889	31,753
Europe	3,544	4,769	12,846	15,453
Other foreign	5,995	6,453	18,395	17,904
Total gross profit	$63,939	$69,411	$196,920	$176,116

Operating income (loss):
United States	$(12,955)	$8,941	$604	$16,067
Canada	10,359	10,397	21,911	20,622
Europe	(687)	1,106	692	3,928
Other foreign	(10,651)	1,588	(7,388)	4,056
Total operating income (loss)	$(13,934)	$22,032	$15,819	$44,673
__________________________

(1)
Revenues are attributed to the country of origin for the Company’s legal entities. For a significant majority of its legal entities, the country of origin relates to the country or geographic area that it services.

10.    DISCONTINUED OPERATIONS
During the second quarter of 2013, the Company’s board of directors approved a plan of liquidation for its BWW business in an effort to improve the Company’s overall financial performance and align the operations with its long-term strategic objectives. BWW provided specialty welding and fabrication services from its facility in Louisiana. Financial results for BWW were part of the Company’s Energy and Mining segment for financial reporting purposes.
BWW ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. As a result of the closure of BWW, Aegion recognized a pre-tax, non-cash charge of approximately $3.9 million ($2.4 million after-tax, or $0.06 per diluted share) to reflect the impairment of goodwill and intangible assets. The Company also recognized additional non-cash impairment charges for equipment and other assets of approximately $1.1 million on a pre-tax basis ($0.7 million on an after-tax basis, or $0.02 per diluted share), which also was recorded in the second quarter of 2013. The Company expects the cash liquidation value to approximate net asset value as shown in the table below. Net asset value is determined using recorded amounts for assets and liabilities, which are based on Level 3 inputs as defined in Note 11. The Company also incurred cash charges to exit the business of approximately $0.1 million on a pre-tax and post-tax basis, which included property, equipment and vehicle lease termination and buyout costs, employee termination benefits and retention incentives, among other ancillary shut-down expenses. Final liquidation of BWW’s assets is expected to occur by the end of 2014.
Operating results for discontinued operations are summarized as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$—	$744	$—	$8,864
Gross loss	—	(837)	(67)	(4,077)
Operating expenses	215	210	617	1,828
Closure charges of welding business	—	—	—	5,019
Operating loss	(215)	(1,047)	(684)	(10,924)
Interest expense	—	—	—	(25)
Other income (expense)	(1)	—	(74)	207
Loss before income tax	(216)	(1,047)	(758)	(10,742)
Tax benefit	86	489	132	4,286
Net loss	(130)	(558)	(626)	(6,456)
Balance sheet data for discontinued operations was as follows (in thousands):

	September 30, 2014	December 31, 2013
Restricted cash	$1,193	$1,193
Receivables, net	3,471	4,038
Prepaid expenses and other current assets	125	204
Property, plant and equipment, less accumulated depreciation	955	1,118
Deferred tax assets	1,236	1,803
Total assets	$6,980	$8,356

Accounts payable	$1,566	$2,050
Accrued expenses	155	20
Deferred tax liabilities	224	197
Total liabilities	$1,945	$2,267

11.    DERIVATIVE FINANCIAL INSTRUMENTS
As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, gain or loss is recorded in the consolidated statements of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During each of the quarters ended September 30, 2014 and 2013, the Company recorded less than $0.1 million as a gain on the consolidated statements of operations in the other income (expense) line item upon settlement of the cash flow hedges. At September 30, 2014, the Company recorded a net deferred gain of $0.6 million related to the cash flow hedges in other current assets and other comprehensive income on the consolidated balance sheets and on the foreign currency translation adjustment and derivative transactions line of the consolidated statements of equity. The Company presents derivative instruments in the consolidated financial statements on a gross basis. The gross and net difference of derivative instruments are considered to be immaterial to the financial position presented in the financial statements.
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
The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 (as defined below) inputs (in thousands):

Designation of Derivatives	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$607	$24
	Total Assets	$607	$24

Interest Rate Swaps	Other non-current liabilities	$740	$1,220
	Total Liabilities	$740	$1,220

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$292	$878
	Total Assets	$292	$878

	Total Derivative Assets	$899	$902
	Total Derivative Liabilities	740	1,220
	Total Net Derivative Asset (Liability)	$159	$(318)
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
The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$899	$—	$899	$—
Total	$899	$—	$899	$—

Liabilities:
Interest Rate Swap	$740	$—	$740	$—
Total	$740	$—	$740	$—

	Total Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$902	$—	$902	$—
Total	$902	$—	$902	$—

Liabilities:
Interest Rate Swap	$1,220	$—	$1,220	$—
Total	$1,220	$—	$1,220	$—
The following table summarizes the Company’s derivative positions at September 30, 2014:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Canadian Dollar/USD	Sell	$33,225,371	0.2	1.12
Singapore Dollar/USD	Sell	$1,973,834	0.2	1.28
Hong Kong Dollar/USD	Sell	$1,558,146	0.2	7.77
Australian Dollar/USD	Sell	$3,030,088	0.2	0.87
USD/British Pound	Sell	£1,900,000	0.2	1.62
EURO/British Pound	Sell	£8,000,000	0.2	0.78
Interest Rate Swap		$162,968,750	1.8
The Company had no transfers between Level 1, 2 or 3 inputs during the nine months ended September 30, 2014. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which are based on Level 2 inputs as previously defined.

12.    SUBSEQUENT EVENT
On October 6, 2014, the Company’s board of directors approved the 2014 Restructuring Plan and delegated authority to the Company’s management to determine final actions with respect to 2014 Restructuring Plan. The 2014 Restructuring Plan is intended to exit low-return businesses and reduce the size and cost of the Company’s overhead structure to improve gross margins and profitability in the long term.
The 2014 Restructuring Plan includes exiting certain unprofitable international locations for the Company’s Water and Wastewater business, consolidating the Company’s worldwide Commercial and Structural business with the Company’s global Water and Wastewater business and eliminating certain idle facilities in the Company’s Bayou Louisiana coatings operations. Effective in the fourth quarter of 2014, the Company will realign its existing three reportable segments into three new reportable segments: Infrastructure Solutions; Corrosion Protection; and Energy Services. The reportable segments will be the same as the Company’s operating segments, which correspond to its management organizational structure. Each new reportable segment will have a operating president who will report to the CODM. The operating results and financial information reported by each of the new segments will be evaluated separately, regularly reviewed and used by the CODM to evaluate segment performance, allocate resources and determine management incentive compensation. All future SEC filings will reflect these new reportable segments.
As part of the 2014 Restructuring Plan, the Company recognized the following non-cash, pre-tax charges totaling $40.0 million for the quarter and nine months ended September 30, 2014 (in thousands):

	Fixed Asset Impairment	Definite-lived Intangible Asset Impairment	Non-Cash Restructuring Charges	Total Restructuring Charges
Cost of revenues	$11,834	$—	$3,106	$14,940

Operating expenses	36	—	14,081	14,117

Definite-lived intangible asset impairment	—	10,896	—	10,896

	$11,870	$10,896	$17,187	$39,953
The non-cash, pre-tax charge of $40.0 million includes $22.2 million related to the impairment of certain long-lived assets and definite-lived intangible assets for Bayou’s coating operations in Louisiana, which is reported in the Energy and Mining reportable segment, and $17.8 million related to inventory obsolescence, impairment of certain long-lived assets, bad debt expense, write-off of certain other current assets and a legal accrual related to disputed work performed for the Company’s European and Asia-Pacific operations, which are reported in the Water and Wastewater reportable segment.
Included in the 2014 Restructuring Plan is a reduction of the Company’s overhead expenses and related elimination of approximately 170 full-time positions out of approximately 6,000 employees worldwide. The Company expects pre-tax cash charges of $15 million to $18 million to be incurred from the fourth quarter of 2014 through the third quarter of 2015 for related employee severance, extension of benefits, employment assistance programs and other costs associated with the restructuring. Additional non-cash charges related to the various restructured operations could potentially be recorded between the fourth quarter of 2014 and the third quarter of 2015.

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
During the first quarter of 2014, we reorganized our Water and Wastewater businesses to bring all of our global operations under one central leadership team. In connection with this management reorganization, we combined our North American Water and Wastewater and International Water and Wastewater reportable segments into one reportable segment titled Water and Wastewater. As a result, we are currently organized into three reportable segments: Energy and Mining; Water and Wastewater; and Commercial and Structural.
In October 2014, we announced a realignment of our businesses into three new platforms with unique leadership teams. Infrastructure Solutions will combine the Water & Wastewater and Commercial & Structural segments and focus on rehabilitation and strengthening of infrastructure assets such as pipelines, transportation assets and other structures. Corrosion Protection will retain all of the businesses comprising the current Energy & Mining platform (excluding Brinderson) and provide rehabilitation and corrosion protection services, primarily for oil, gas and mining pipelines in North America, the Middle East and South America. Energy Services will consist of Brinderson’s operations with respect to long-term maintenance contracts and other services including engineering, turnaround and small capital construction for the upstream and downstream oil and gas markets, primarily in California. The realignment focuses on streamlining the organization to improve execution and enhance growth and profitability. Effective in the fourth quarter of 2014, we will adjust our reporting segments to reflect these changes.
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
Our long-term strategy consists of:

•
expanding our position in the growing and profitable energy and mining sectors through organic growth, selective acquisitions of companies, formation of strategic alliances and by conducting complimentary product and technology acquisitions;

•
capitalizing on energy services opportunities afforded by “nested” customer relationships — fostering growth across our subsidiaries, increasing cross selling opportunities and generating a greater stream of recurring revenues, thereby reducing project volatility;

•
growing market opportunities in the infrastructure solutions sector through: (i) continued customer acceptance of current products and technologies; (ii) expansion of our product and service offerings with respect to protection, rehabilitation and restoration of a broader group of infrastructure assets, including an increased focus on third-party product sales; and (iii) leveraging our premier brands and experience of successfully innovating and delivering technologies and services through selective acquisitions of companies and technologies and through strategic alliances; and

•	expanding all of our businesses in key emerging markets such as Asia and the Middle East.

Acquisitions/Strategic Initiatives/Divestitures
On October 6, 2014, our board of directors approved a realignment and restructuring plan (the “2014 Restructuring Plan”). The 2014 Restructuring Plan is intended to exit low-return businesses and reduce the size and cost of our overhead structure to improve gross margins and profitability in the long term.
The 2014 Restructuring Plan includes exiting certain unprofitable international locations for our Water and Wastewater business, consolidating our worldwide Commercial and Structural business with our global Water and Wastewater business and eliminating certain idle facilities in our Bayou Louisiana coatings operations. Effective in the fourth quarter of 2014, we will realign our existing three reportable segments into three new reportable segments: Infrastructure Solutions; Corrosion Protection; and Energy Services. All future Securities and Exchange Commission (“SEC”) filings will reflect these new reportable segments.
Included in the restructuring initiative is a reduction of our overhead expense and related elimination of approximately 170 full-time positions out of approximately 6,000 employees worldwide.
The 2014 Restructuring Plan is expected to generate annual savings of $8 million to $11 million, or $0.15 to $0.20 per diluted share, with $0.03 to $0.04 per diluted share expected to be recognized in the fourth quarter of 2014.
See Notes 1, 10 and 12 to the consolidated financial statements contained in this report for a detailed discussion regarding acquisitions, strategic initiatives and divestitures.

Results of Operations – Quarters and Nine-Month Periods Ended September 30, 2014 and 2013
Overview – Consolidated Results
Key financial data for our consolidated operations was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2014	2013	$	%
Revenues	$350,138	$307,665	$42,473	13.8%
Gross profit	63,939	69,411	(5,472)	(7.9)
Gross profit margin	18.3%	22.6%	n/a	(430	)bp
Operating expenses	66,977	47,956	19,021	39.7
Definite-lived intangible asset impairment	10,896	—	10,896	100.0
Earnout reversal	—	(2,844)	(2,844)	(100.0)
Acquisition-related expenses	—	2,267	(2,267)	(100.0)
Operating income (loss)	(13,934)	22,032	(35,966)	(163.2)
Operating margin	(4.0)%	7.2%	n/a	(1,120	)bp
Income (loss) from continuing operations	(16,101)	14,623	(30,724)	(210.1)

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	$	%
Revenues	$979,240	$775,741	$203,499	26.2%
Gross profit	196,920	176,116	20,804	11.8
Gross profit margin	20.1%	22.7%	n/a	(260	)bp
Operating expenses	169,666	130,112	39,554	30.4
Definite-lived intangible asset impairment	10,896	—	10,896	100.0
Earnout reversal	—	(2,844)	(2,844)	(100.0)
Acquisition-related expenses	539	4,175	(3,636)	(87.1)
Operating income	15,819	44,673	(28,854)	(64.6)
Operating margin	1.6%	5.8%	n/a	(420	)bp
Income from continuing operations	1,235	37,277	(36,042)	(96.7)

On October 6, 2014, our board of directors approved a realignment and restructuring plan (the “2014 Restructuring Plan”) and delegated authority to the management team to determine final actions with respect to 2014 Restructuring Plan. The 2014 Restructuring Plan is intended to exit low-return businesses and reduce the size and cost of our overhead structure to improve gross margins and profitability in the long term (see Note 12 to the consolidated financial statements contained in this report). As part of the 2014 Restructuring Plan, we recognized a non-cash, pre-tax charge totaling $40.0 million ($33.0 million post-tax) for the quarter and nine months ended September 30, 2014. The non-cash, pre-tax charge of $40.0 million includes $22.2 million related to the impairment of certain long-lived assets and definite-lived intangible assets for Bayou’s coating operations in Louisiana, which is reported in the Energy and Mining reportable segment, and $17.8 million related to inventory obsolescence, impairment of certain long-lived assets, bad debt expense, write-off of certain other current assets and a legal accrual related to disputed work performed by our European and Asia-Pacific operations, which are reported in the Water and Wastewater reportable segment.
Consolidated income from continuing operations for the quarter ended September 30, 2014 decreased $30.7 million, or 210.1%, to a loss of $16.1 million from income of $14.6 million in the prior year quarter. Excluding the non-cash, pre-tax charge of $40.0 million ($33.0 million post-tax) related to the 2014 Restructuring Plan, consolidated income from continuing operations for the quarter ended September 30, 2014 increased $2.3 million, or 15.7%, to $16.9 million. Net of the 2014 Restructuring Plan charge, the increase in consolidated income from continuing operations was primarily the result of improved profitability of our Water and Wastewater segment, increased revenues and profitability from Brinderson, lower acquisition-related expenses and bank fees recorded in the third quarter of 2013, partially offset by decreased profitability in our robotic coating and industrial linings operations and a higher effective income tax rate in third quarter 2014. Operating income decreased $36.0 million, or 163.2%, due to the non-cash charges related to the 2014 Restructuring Plan. Net of these charges, operating income increased $4.0 million principally due to the Water and Wastewater segment, which contributed $2.2 million more in operating income in the third quarter of 2014 than the prior year quarter, and a $2.3 million quarter over quarter increase in operating income from Brinderson.
For the nine months ended September 30, 2014, consolidated income from continuing operations decreased $36.0 million, or 96.7%, to $1.2 million from $37.2 million in the prior year period. Excluding the non-cash, pre-tax charge of $40.0 million ($33.0 million post-tax) related to the 2014 Restructuring Plan, consolidated income from continuing operations for the nine months ended September 30, 2014 decreased $3.0 million, or 8.0%, to $34.2 million. Net of the 2014 Restructuring Plan charge, the decrease was primarily attributable to the second quarter 2013 sale of our 50% interest in our joint venture in Germany, which resulted in a gain of $7.9 million (post-tax). Excluding this item, income from continuing operations increased $4.9 million, or 16.7%, compared to the prior year period primarily due to the contribution from our July 2013 acquisition of Brinderson, improved profitability of the Water and Wastewater segment, a reduction of acquisition-related expenses and bank fees recorded in the third quarter of 2013, partially offset by higher interest costs as a result of higher principal balances year over year due to the Brinderson acquisition and a higher effective income tax rate in first nine months of 2014. Operating income decreased $28.9 million, or 64.6%, due to the non-cash charges related to the 2014 Restructuring Plan. Net of these charges, operating income increased $11.1 million, or 24.8%, principally due to the Water and Wastewater segment, which contributed $6.3 million more in operating income in the first nine months of 2014 than in the prior year period, a $10.7 million year over year increase in operating income from Brinderson and lower acquisition-related expenses, partially offset by lower profits due to a slowdown in activity on the Wasit project in our robotic coating operations and decreased project activities in our industrial linings operations.
Total revenues for the quarter ended September 30, 2014 increased $42.5 million, or 13.8%, to $350.1 million from $307.7 million in the prior year quarter primarily due to strong execution in the Water & Wastewater segment and increased revenues from Brinderson. For the nine months ended September 30, 2014, revenues increased $203.5 million, or 26.2%, to $979.2 million from $775.7 million in the prior year period. This increase was primarily due to the addition of Brinderson in July 2013, which contributed $148.6 million in revenues during the first six months of 2014 with no revenues in the prior year period. Additionally, the Water & Wastewater segment increased revenues $29.8 million in the nine months ended September 30, 2014 compared to the prior period.
Operating expenses increased $19.0 million, or 39.7%, for the third quarter of 2014 compared to the same quarter of 2013. Excluding non-cash charges of $14.1 million related to the 2014 Restructuring Plan, operating expenses increased $4.9 million, or 10.2%, primarily due to investments made to enhance sales and business development activities in the Middle East and North American Commercial and Structural markets and project execution investments at Brinderson and the North American Water and Wastewater operations. For the nine months ended September 30, 2014, operating expenses increased $39.6 million, or 30.4%, compared to the prior year period. Excluding non-cash charges of $14.1 million related to the 2014 Restructuring Plan, operating expenses increased $25.5 million, or 19.6%, primarily due to the addition of Brinderson, which contributed $13.9 million in operating expenses during the first six months of 2014 with no amount in the first six months of 2013. Exclusive of Brinderson, operating expenses increased, as a percentage of revenue, for the nine-months ended September 30, 2014 compared to the prior year period due to increased costs related to building certain sales and operational organizations.

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

The following table sets forth our consolidated backlog by segment (in millions):

	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013
Energy and Mining (1)	$419.7	$463.5	$429.1	$384.7
Water and Wastewater	292.0	317.3	280.1	284.7
Commercial and Structural	40.2	48.4	49.8	48.2
Total backlog	$751.9	$829.2	$759.0	$717.6
__________________________

(1)
September 30, 2014, June 30, 2014, December 31, 2013 and September 30, 2013 included backlog for Brinderson of $219.3 million, $248.1 million, $268.3 million and $209.2 million, respectively. Brinderson backlog represents expected unrecognized revenues to be realized under long-term MSAs and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues.

Within our Energy and Mining and Commercial and Structural segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of September 30, 2014, 10.8% and 1.8% of our Energy and Mining backlog and Commercial and Structural backlog, respectively, related to these variable interest entities. With the exception of Brinderson, a substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world.
Within our Water and Wastewater segments, all of our projects are performed through our wholly-owned subsidiaries and a substantial majority of those projects are fixed price contracts with individual municipalities across the world.

Energy and Mining Segment
Key financial data for our Energy and Mining segment was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2014	2013	$	%
Revenues	$197,510	$168,708	$28,802	17.1%
Gross profit	29,380	37,118	(7,738)	(20.8)
Gross profit margin	14.9%	22.0%	n/a	(710	)bp
Operating expenses	28,241	24,821	3,420	13.8
Definite-lived intangible asset impairment	10,896	—	10,896	100.0
Earnout reversal	—	(2,844)	(2,844)	(100.0)
Acquisition-related expenses	—	2,267	(2,267)	(100.0)
Operating income (loss)	(9,757)	12,874	(22,631)	(175.8)
Operating margin	(4.9)%	7.6%	n/a	(1,250	)bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	$	%
Revenues	$557,028	$385,991	$171,037	44.3%
Gross profit	100,856	87,678	13,178	15.0
Gross profit margin	18.1%	22.7%	n/a	(460	)bp
Operating expenses	83,760	61,866	21,894	35.4
Definite-lived intangible asset impairment	10,896	—	10,896	100.0
Earnout reversal	—	(2,844)	(2,844)	(100.0)
Acquisition-related expenses	539	4,175	(3,636)	(87.1)
Operating income	5,661	24,481	(18,820)	(76.9)
Operating margin	1.0%	6.3%	n/a	(530	)bp

Revenues
Revenues in our Energy and Mining segment increased $28.8 million, or 17.1%, in the third quarter of 2014 compared to the third quarter of 2013. This increase was primarily due to increased turnaround and maintenance activities at Brinderson and increased project work related to our cathodic protection operations and our Canadian coating operations. Partially offsetting the increase in revenues was a decrease related to reduced project activity in both our industrial linings operations and our coating operations in Louisiana. The decrease in our industrial lining operations was primarily due to more difficult market conditions in certain international markets, most notably in the South American mining market and our completion in 2013 of a large project in Morocco that contributed $5.3 million in revenues during the third quarter of 2013 with no revenue in 2014. The decrease in our coating operations in Louisiana was primarily due to delays from customer driven timing of project activity.
Revenues increased $171.0 million, or 44.3%, for the nine months ended September 30, 2014 compared to the prior year period due to the addition of Brinderson, which contributed $148.6 million in additional revenues during the first half 2014. Exclusive of Brinderson’s six-month contribution, revenues increased $22.5 million, or 5.8%, primarily due to an increase in project work resulting in increased revenues in our domestic and international cathodic protection operations, our robotic coating operations and our Canadian coating operations. Partially offsetting these increases was reduced project activity in both our industrial linings operations and our coating operations in Louisiana. The decrease in our industrial lining operations was primarily due to the 2013 completion of a large project in Morocco which contributed $15.8 million in revenue during the first nine months of 2013 with no revenue in 2014. The decrease in project activity in our coating operations in Louisiana was primarily due the decrease in scope of a large project with a single client and delays from customer driven timing of project activity.
Our Energy and Mining segment contract backlog at September 30, 2014 was $419.7 million, which represented a $43.8 million, or 9.4%, decrease compared to June 30, 2014, but a $35.0 million, or 9.1%, increase compared to September 30, 2013. The decrease from the prior quarter was primarily due to the suspension of a $34 million onshore coatings project that was signed in the second quarter of 2014 for our coating operations in Louisiana and a seasonal decrease in Brinderson’s backlog related to work-down of certain maintenance contracts that are up for renewal in the fourth quarter of 2014. As a result of the suspension of the $34 million onshore coatings project, anticipated pipe coating activities were canceled, thereby, effectively converting this project into a long-term pipe storage contract for the foreseeable future. The increase in backlog at September 30, 2014 compared to September 30, 2013, was a result of an increase in signed contracts related to project activity in all operations of the Energy and Mining segment except for the industrial linings operations which experienced a decline.
Brinderson’s backlog represents expected revenues to be realized under long-term MSAs and other signed contracts. If the remaining term of the arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues. At the date of acquisition, July 1, 2013, this backlog was $201.0 million and has increased 9.1% during our ownership to $219.3 million at September 30, 2014.
Gross Profit and Gross Profit Margin
Gross profit decreased $7.7 million, or 20.8%, and gross profit margin decreased 710 basis points to 14.9% in the third quarter of 2014 compared to the third quarter of 2013. As part of the 2014 Restructuring Plan, we recognized a non-cash charge of $11.3 million related to asset impairment of long-lived assets in our Bayou coating operation in Louisiana for the quarter and nine months ended September 30, 2014. Exclusive of the impairment charge, gross profit increased $3.6 million, or 9.7%, and gross profit margin decreased 140 basis points to 20.6% in the third quarter of 2014 compared to the third quarter of 2013 primarily due to Brinderson’s quarter over quarter increased gross profit contribution and its related lower margin work. Additionally, gross profit and gross profit percentage increased in our coating operations as a result of higher margin work. Offsetting the overall increase in gross profit was a decrease related to a slowdown in activity on the Wasit project in our robotic coating operations and decreased project activity in our industrial linings operations.
Gross profit increased $13.2 million, or 15.0%, and gross profit margin decreased 460 basis points to 18.1% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Exclusive of the $11.3 million impairment charge discussed above, gross profit increased $24.5 million, or 28.0%, and gross profit margin decreased 260 basis points to 20.1% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in gross profit and related decrease in gross profit margin were primarily due to Brinderson’s contribution and the related lower margin work in the first six months of 2014, which totaled $22.3 million of gross profit at 15.0% gross margins, with no amount in the first six months of 2013. Exclusive of the impairment charge and Brinderson’s non-comparable contribution, gross profit increased $2.2 million and gross profit margin decreased 70 basis points to 22.0% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Operating Expenses
Operating expenses in our Energy and Mining segment increased $3.4 million, or 13.8%, in the third quarter of 2014, and $21.9 million, or 35.4%, in the nine months ended September 30, 2014 compared to the prior year periods. As a percentage of revenues, operating expenses were 14.3% and 15.0% for the quarter and nine-month period ended September 30, 2014, respectively, compared to 14.7% and 16.0% in the comparable periods in 2013, respectively. Exclusive of Brinderson’s six-month contribution, operating expenses increased $8.0 million, or 12.9%, in the nine-month period ended September 30, 2014 compared to the prior year period primarily due to an increase in our cathodic protection operations as we expanded our operations into the Middle East and increased sales and administrative functions within our robotic and field service coatings operations.
Operating Income and Operating Margin
Operating income decreased $22.6 million to a loss of $9.8 million in the third quarter of 2014 compared to income of $12.9 million in the third quarter of 2013. In the nine-month period ended September 30, 2014, operating income decreased by $18.8 million, or 76.9%, to $5.7 million compared to $24.5 million in the prior year period. Operating margin was (4.9)% and 7.6% in the quarters ended September 30, 2014 and 2013, respectively, and 1.0% and 6.3% in the nine-month periods ended September 30, 2014 and 2013, respectively. Exclusive of Brinderson’s six-month contribution, operating income decreased $27.2 million, or 111.2%, on a year-over-year basis, due primarily to non-cash impairments charges related to Bayou’s coating operations in Louisiana as described below, lower gross margins, increased operating expenses and earnout reversals recognized in 2013, partially offset by lower acquisition-related expenses.
As part of the 2014 Restructuring Plan, the Company recognized non-cash charges of $11.3 million and $10.9 million in the third quarter of 2014 related to asset impairments of tangible fixed assets and asset impairments of definite-lived intangible assets for its Bayou coating operations in Louisiana, respectively. Exclusive of Bayou’s non-cash impairment charges totaling $22.2 million, operating income in the third quarter of 2014 decreased $0.4 million, or 3.3%, compared to the third quarter of 2013 and operating income in the first nine months of 2014 increased $4.0 million, or 14.6%, compared to the first nine months of 2013.

Water and Wastewater Segment
Key financial data for our Water and Wastewater segment was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2014	2013	$	%
Revenues	$135,649	$122,149	$13,500	11.1%
Gross profit	26,719	26,473	246	0.9
Gross profit margin	19.7%	21.7%	n/a	(200	)bp
Operating expenses	32,169	16,402	15,767	96.1
Operating income (loss)	(5,450)	10,071	(15,521)	(154.1)
Operating margin	(4.0)%	8.2%	n/a	(1,220	)bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	$	%
Revenues	$371,493	$341,680	$29,813	8.7%
Gross profit	76,078	71,210	4,868	6.8
Gross profit margin	20.5%	20.8%	n/a	(30	)bp
Operating expenses	65,854	49,538	16,316	32.9
Operating income	10,224	21,672	(11,448)	(52.8)
Operating margin	2.8%	6.3%	n/a	(350	)bp

Revenues
Revenues in our Water and Wastewater segment increased $13.5 million, or 11.1%, in the third quarter of 2014 compared to the third quarter of 2013. The growth came primarily from increased volume activity in our North American contracting operation as revenues grew $14.4 million from the prior year period. Our North American operation has experienced good market conditions and success in project acquisitions over the last year and has increased capacity to capitalize on a strong backlog position as of September 30, 2014. Revenues decreased $0.9 million collectively in our European and Asia-Pacific operations.
Revenues increased $29.8 million, or 8.7%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Revenues increased $35.2 million in our North American operations primarily due to increased volume activity in our contracting operation despite poor weather conditions that persisted much of the first quarter of 2014. Revenues decreased $5.4 million collectively in our European and Asia-Pacific operations.
Our Water and Wastewater segment contract backlog was $292.0 million at September 30, 2014, which was a decrease of $25.3 million, or 8.0%, from the record backlog levels at June 30, 2014, but an increase of $7.3 million, or 2.6%, from backlog at September 30, 2013 as our North American operations continues to benefit from solid municipal spending. The segment continues to see improved bidding performance and several new project wins were added into backlog, primarily in the first half of 2014.
Gross Profit and Gross Profit Margin
Gross profit increased $0.2 million, or 0.9%, and gross profit margin increased 200 basis points in the third quarter of 2014 compared to the third quarter of 2013. The increase in gross profit was primarily due to increased activity in our contracting operation in North America. The increase in gross profit margin was primarily due to continued efficiency improvements in contracting installation services and manufacturing business for our North American operations. Gross profit and gross margin in our European and Asia-Pacific operations were flat despite declining revenues. As part of the 2014 Restructuring Plan, we recognized a non-cash charge of $3.7 million in our European and Asia-Pacific operations for the quarter ended September 30, 2014.
Gross profit increased $4.9 million, or 6.8%, and gross profit margin increased 30 basis points for the nine months ended September 30, 2014 compared to nine months ended September 30, 2013. The increase in gross profit was primarily due to increased activity in our contracting installation services and an improved project mix, which shifted from small to more medium and large diameter work in our North American operations. Offsetting the increase in gross profit, were decreases primarily due to isolated project remediation efforts in our European operations and certain project delays that negatively impacted profitability in our Asian operations. As part of the 2014 Restructuring Plan, we recognized a non-cash charge of $3.7 million in our European and Asia-Pacific operations in the third quarter of 2014, and the non-cash charge is reflected in gross profit for the nine months ended September 30, 2014. The non-cash charge of $3.7 million related to inventory obsolescence totaling $3.1 million and an asset impairment charge to long-lived assets totaling $0.6 million.
Operating Expenses
Operating expenses in our Water and Wastewater segment increased $15.8 million, or 96.1%, in the third quarter of 2014, and $16.3 million, or 32.9%, in the nine months ended September 30, 2014 compared to the prior year periods. As a percentage of revenues, operating expenses were 23.7% and 17.7% for the quarter and nine-month period ended September 30, 2014, respectively, compared to 13.4% and 14.5% in the comparable periods in 2013, respectively. As part of the 2014 Restructuring Plan, we recognized a non-cash charge of $14.1 million in our European and Asia-Pacific operations for the quarter and nine months ended September 30, 2014. Exclusive of these charges, operating expenses have remained relatively steady due to efficiencies gained over the last two years in project management, along with operational and administrative realignments.
Operating Income and Operating Margin
Operating income decreased $15.5 million to a loss of $5.5 million in the third quarter of 2014 compared to income of $10.1 million in the third quarter of 2013. In the nine-month period ended September 30, 2014, operating income decreased $11.4 million, or 52.8%, to $10.2 million compared to $21.7 million in the prior year period. Operating margin was (4.0)% and 8.2% in the quarters ended September 30, 2014 and 2013, respectively, and 2.8% and 6.3% in the nine-month periods ended September 30, 2014 and 2013, respectively.
As part of the 2014 Restructuring Plan, we recognized a non-cash charge of $17.8 million in our European and Asia-Pacific operations for the quarter and nine months ended September 30, 2014. The non-cash charge of $17.8 million consisted of a non-cash charge to gross profit totaling $3.7 million and a non-cash charge to operating expenses totaling $14.1 million and is described in the related sections above. Exclusive of these charges, operating income increased $2.2 million, or 21.8%, in the third quarter of 2014, and $6.3 million, or 28.9%, in the nine months ended September 30, 2014 compared to the prior year periods.

Commercial and Structural Segment
Key financial data for our Commercial and Structural segment was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2014	2013	$	%
Revenues	$16,979	$16,808	$171	1.0%
Gross profit	7,840	5,820	2,020	34.7
Gross profit margin	46.2%	34.6%	n/a	1,160	bp
Operating expenses	6,567	6,733	(166)	(2.5)
Operating income (loss)	1,273	(913)	2,186	239.4
Operating margin	7.5%	(5.4)%	n/a	1,290	bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	$	%
Revenues	$50,719	$48,070	$2,649	5.5%
Gross profit	19,986	17,228	2,758	16.0
Gross profit margin	39.4%	35.8%	n/a	360	bp
Operating expenses	20,052	18,708	1,344	7.2
Operating loss	(66)	(1,480)	1,414	95.5
Operating margin	(0.1)%	(3.1)%	n/a	300	bp

Revenues
Revenues in our Commercial and Structural segment were flat in the third quarter of 2014 compared to the third quarter of 2013.
Revenues increased $2.6 million, or 5.5%, during the nine-month period ended September 30, 2014 compared to the prior year period primarily due to increased installation revenues in our Asian operations. We continued to make progress to stabilize our North American business following the departure of four key employees in late 2012.
Our Commercial and Structural segment contract backlog was $40.2 million at September 30, 2014. This represented a decrease of $8.2 million, or 16.9%, compared to June 30, 2014 and a decrease of $8.0 million, or 16.6%, compared to September 30, 2013. Our visibility into North American prospects continues to improve, and we anticipate improvements in sales momentum and backlog in future quarters.
Gross Profit and Gross Profit Margin
Gross profit was $7.8 million in the third quarter of 2014, an increase of $2.0 million, or 34.7%, compared to $5.8 million in the third quarter of 2013. Gross profit margin increased 1,160 basis points during the third quarter of 2014 as compared to the third quarter of 2013 due to higher margin project work through improved bidding and execution, primarily in the North American and Asian operations, and favorable project close-outs.
Gross profit increased $2.8 million, or 16.0%, and gross profit margin increased 360 basis points for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in gross profit was due to an increase in project work and related revenues in our Asian operations and an increase in gross profit margin in our North American operations.
Operating Expense
Operating expenses in our Commercial and Structural segment decreased $0.2 million, or 2.5%, in the third quarter of 2014 compared to the prior year period primarily due to cost control efforts. Operating expenses increased $1.3 million, or 7.2%, in the nine months ended September 30, 2014 compared to the prior year period as a result of investments made to hire experienced sales and business development professionals to restore the growth expected for this business. Our operating expense, as a percentage of revenues, is higher in our Commercial and Structural segment as compared to our other segments due to the investments being made in this segment to build the infrastructure necessary to achieve our near-term growth objectives.

Operating Income (Loss) and Operating Margin
Operating income increased $2.2 million to $1.3 million in the third quarter of 2014 compared to a loss of $0.9 million in the third quarter of 2013 primarily due to higher margin project work through improved bidding and execution, primarily in the North American and Asian operations. In the nine-month period ended September 30, 2014, operating income increased $1.4 million to a loss of $0.1 million compared to a loss of $1.5 million in the prior year period. Operating margin was 7.5% and (5.4)% in the quarters ended September 30, 2014 and 2013, respectively, and (0.1)% and (3.1)% in the nine-month periods ended September 30, 2014 and 2013, respectively.

Other Income (Expense)
Interest Income and Expense
Interest income increased $0.1 million and $0.3 million in the quarter and nine-month period ended September 30, 2014, respectively, compared to the same periods in 2013, primarily due to higher international cash balances throughout the periods. Interest expense decreased $2.2 million and $0.3 million in the quarter and nine-month period ended September 30, 2014, respectively, compared to the same periods in 2013. In the third quarter of 2013, we recognized approximately $2.0 million related to certain bank fees associated with the our new credit facility. For the nine-month period ended September 30, 2014, outstanding loan principal balances increased year over year due to our July 1, 2013 acquisition of Brinderson.
Other Income (Expense)
Other income (expense) decreased by $0.2 million in the quarter ended September 30, 2014 compared to the prior year period primarily due to lower foreign currency losses due to the revaluation of certain asset and liability balances. Other income (expense) decreased by $8.4 million in the first nine months of 2014 compared to the prior year period primarily due to activity in the second quarter of 2013, which included a $11.3 million gain recognized on the sale of our interest in our German joint venture, partially offset by a non-cash charge of $2.7 million related to a write-down of the investment in our Bayou joint venture as part of the purchase price accounting associated with our 2009 acquisition of The Bayou Companies L.L.C (“Bayou”) (as discussed in Note 1 to the consolidated financial statements contained in this report). The first nine months of 2013 also included higher foreign currency losses due to the revaluation of certain asset and liability balances, while the first nine months of 2014 included the $0.5 million loss recognized in the first quarter of 2014 on the sale of our 49% interest in Bayou Coating (as discussed in Note 1 to the consolidated financial statements contained in this report).

Taxes on Income (Loss)
Taxes on income (loss) decreased $4.5 million during the third quarter of 2014 compared to the third quarter of 2013 and decreased $3.8 million during the nine-month period ended September 30, 2014 compared to the nine-month period ended September 30, 2013. Our effective tax rate for continuing operations was 7.8% and 88.3% in the quarter and nine-month period ended September 30, 2014, respectively, compared to 19.7% and 19.3% in the corresponding periods in 2013. The effective tax rates in the third quarter and first nine-months of 2014 were unfavorably impacted by a relatively small income tax benefit recorded on significant pre-tax charges related to the restructuring initiative and the impact of discrete tax items which were primarily the result of establishing valuation allowances on net operating losses in jurisdictions where we will not have the ability to generate future taxable income.

Equity in Earnings of Affiliated Companies
Equity in earnings of affiliated companies was zero and $1.7 million in the third quarters of 2014 and 2013, respectively. Equity in earnings of affiliated companies was $0.7 million and $3.9 million in the nine-month periods ended September 30, 2014 and 2013, respectively. These decreases were primarily due to there being no contributions from our former German joint venture, following its sale in June 2013, and only three months of 2014 contributions from Bayou Coating, which was sold on March 31, 2014 (as discussed in Note 1 to the consolidated financial statements contained in this report). As a result of the March 31, 2014 sale of Bayou Coating, we will not have any equity in earnings of affiliated companies for the remainder of the year.

Non-controlling Interests
Income attributable to non-controlling interests increased to $0.8 million in the third quarter of 2014 from $0.1 million in the third quarter of 2013, primarily due to improvements in our joint ventures in Canada and Mexico and lower losses from our joint venture in Morocco. Income attributable to non-controlling interests was $0.9 million and $1.0 million in the nine-month periods ended September 30, 2014 and 2013, respectively. This decrease was due to increased losses from our coating joint venture in Louisiana, partially offset by improvements in our coating joint venture in Canada and lower losses from our joint venture in Morocco.

Loss from Discontinued Operations
Loss from discontinued operations was $0.1 million and $0.6 million in the quarters ended September 30, 2014 and 2013, respectively, and $0.6 million and $6.5 million in the nine months ended September 30, 2014 and 2013, respectively. Our BWW business ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013.

Liquidity and Capital Resources
Cash and Cash Equivalents

(In thousands)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$115,941	$158,045
Restricted cash	623	483
Restricted cash held in escrow relates to deposits made in lieu of retention on specific projects performed for municipalities and state agencies or advance customer payments and compensating balances for bank undertakings in Europe.
Sources and Uses of Cash
We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, potential acquisitions, working capital, debt service and share repurchases. During the first nine months of 2014, capital expenditures were primarily for supporting growth in our Energy and Mining and Water and Wastewater operations, along with investments in new information technology systems to support the growth of our organization. For the full year of 2014, we expect slightly increased levels of capital expenditures compared to 2013 due to a full year of operations for Brinderson and to support growth of our Water and Wastewater business, primarily in North America.
At September 30, 2014, our cash balances were located worldwide for working capital and support needs. Given the breadth of our international operations, as of September 30, 2014 approximately 70% of our cash was denominated in currencies other than the United States dollar. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our intention is to permanently reinvest these earnings.
Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At September 30, 2014, we believe our net accounts receivable and our costs and estimated earnings in excess of billings as reported on our consolidated balance sheet were fully collectible. At September 30, 2014, we had certain net receivables (as discussed in the following paragraph) that we believe will be collected but are being disputed by the customer in some manner, which has impacted or may meaningfully impact the timing of collection or require us to invoke our contractual rights to an arbitration or mediation process, or take legal action. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.
As of September 30, 2014, we had approximately $13.6 million in receivables related to certain projects in Texas, Georgia and Morocco that have been delayed in payment. We are in various stages of discussions, arbitration and/or litigation with the project clients regarding such receivables. Additionally, we had $4.4 million of receivables with a single customer associated with a large fabrication project that have been outstanding for various periods dating back to 2009 through 2013. In each of the above instances, the customer has failed to meet its payment obligations in the time frame set forth in the respective contracts. The Company believes that it has performed its obligations pursuant to such contracts. The Company believes the likelihood of success in each of these cases is probable and the Company is vigorously defending its position. During the quarter ended September 30, 2014, we collected approximately $2.3 million of the receivables associated with the project in Morocco.
During the third quarter of 2014 the Company recorded a reserve of approximately $2.2 million associated with receivables related to projects in India. Based upon the Company’s decision to exit the Indian CIPP contracting market, the Company believes that the collection of the Indian receivable is no longer probable.

Cash Flows from Operations
Cash flows from operating activities of continuing operations provided $8.7 million in the first nine months of 2014 compared to $41.6 million provided in the first nine months of 2013. The decrease in operating cash flow from 2014 to 2013 was primarily related to the timing of working capital requirements, particularly related to receivables, partially offset by higher net income, as $11.8 million of income in the first nine months of 2013 was related to the sale of our German joint venture.
We used $66.6 million of cash for working capital during the nine-month period ended September 30, 2014 compared to $12.6 million used in the comparable period of 2013. The increased use of working capital was primarily due to a significant increase in revenues booked in September, which increased trade receivable by over $38 million compared to the second quarter of 2014. The Company expects to collect a significant portion of these receivables in the fourth quarter, which is typically the largest for cash collections. Excluding the change in receivables, the other elements of working capital provided $16.7 million in the nine-month period ended September 30, 2014 and used $1.4 million in the nine-month period ended September 30, 2013. This change was primarily related to higher accounts payable at Brinderson due to increased activity year over year. Our costs and estimated earnings in excess of billings was $105.2 million at September 30, 2014, an increase of $25.2 million from December 31, 2013. This increase was primarily attributable to seasonality, where we have increased project activity in the summer months, and billing requirements of certain projects within our North American Water and Wastewater business.
Unrestricted cash decreased to $115.9 million at September 30, 2014 from $158.0 million at December 31, 2013.
Cash Flows from Investing Activities
Cash flows from investing activities of continuing operations used $16.9 million during the nine months ended September 30, 2014 compared to $144.2 million used in the comparable period of 2013. During the first nine months of 2014, we sold our interests in Bayou Coating for a total sale price of $9.1 million. During the first nine months of 2013, we sold the equity interests in our German joint venture for a total sale price of €14 million (approximately $18.3 million) and used $143.8 million, net of cash acquired, to acquire Brinderson. We used $25.1 million in cash for capital expenditures in the first nine months of 2014 compared to $20.1 million in the prior year period. The higher capital expenditures during 2014 were primarily related to Brinderson and more maintenance capital in our North American Water and Wastewater business. In the first nine months of 2014 and 2013, $1.0 million of non-cash capital expenditures were included in accounts payable and accrued expenditures. Capital expenditures in the first nine months of 2014 and 2013 were partially offset by $1.1 million and $1.9 million, respectively, in proceeds received from asset disposals.
We anticipate up to approximately $35.0 million to be spent in 2014 on capital expenditures to support our global operations.
Cash Flows from Financing Activities
Cash flows from financing activities used $27.2 million during the first nine months of 2014 compared to $112.7 million provided in the first nine months of 2013. During 2013, we entered into a new credit facility and borrowed $147.6 million to fund the purchase of Brinderson and used $5.0 million for facility financing fees. During the first nine months of 2014 and 2013, we used net cash of $22.4 million and $18.1 million, respectively, to repurchase 1,333,690 and 833,552 shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 6 to the consolidated financial statements contained in this report. Additionally, in the nine-month period ended September 30, 2014, we borrowed $10.0 million on the line of credit under our credit facility for working capital needs and used cash of $15.5 million to pay down the principal balance of our term loans as discussed in Note 5 to the consolidated financial statements contained in this report. In the nine-month period ended September 30, 2013, we used cash of $249.1 million primarily to retire the previous credit facility.
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

Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on our consolidated leverage ratio. We can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on our consolidated leverage ratio. The applicable one month LIBOR borrowing rate (LIBOR plus our applicable rate) as of September 30, 2014 was approximately 2.10%.
Our indebtedness at September 30, 2014 consisted of $325.9 million outstanding from the $350.0 million term loan under the Credit Facility and $45.5 million on the line of credit under the Credit Facility. In July 2014, the Company borrowed $10.0 million on the line of credit for working capital needs. Additionally, we and Wasco Coatings UK Ltd. (“Wasco Energy”), a subsidiary of Wah Seong Corporation, loaned Bayou Wasco an aggregate of $14.0 million for the purchase of capital assets in 2012 and 2013. Additionally, during September 2014, the Company and Wasco Energy agreed to loan Bayou Wasco an additional $2.6 million for working capital needs increasing the total to $16.6 million. Of such amount, $8.1 million (representing funds loaned by Wasco Energy) was designated as third-party debt in the Company’s consolidated financial statements. In February 2014, we and Wasco Energy agreed to a five-year term on the funds loaned; therefore, the amounts have been classified as long-term debt as of September 30, 2014. In connection with the formation of Bayou Perma-Pipe Canada, Ltd. (“BPPC”), we and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January 2012, we and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. Of such amount, $4.5 million was designated as third-party debt in our consolidated financial statements. We also held $0.1 million of third party notes and bank debt at September 30, 2014.
As of September 30, 2014, we had $20.7 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $11.4 million was collateral for the benefit of certain of our insurance carriers and $9.3 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
In July 2013, we entered into an interest rate swap agreement for a notional amount of $175.0 million that is set to expire in July 2016. The notional amount of this swap mirrors the amortization of a $175.0 million portion of our $350.0 million term loan drawn from the Credit Facility. The swap requires us to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount, and provides that we receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $175.0 million notional amount. The annualized borrowing rate of the swap at September 30, 2014 was approximately 2.19%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of our term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and will be accounted for as a cash flow hedge.
Our Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. On October 6, 2014, we amended the Credit Facility’s defined terms for income and fixed charges to allow for the add-back of certain cash and non-cash charges related to the 2014 Restructuring Plan when calculating our compliance with the consolidated financial leverage ratio and consolidated fixed charge coverage ratio. At September 30, 2014, based upon the financial covenants, as amended, we had the capacity to borrow up to approximately $80.4 million of additional debt under our Credit Facility. See Note 5 to the financial statements contained in this report for further discussion on our debt covenants. We were in compliance with all covenants, as amended, at September 30, 2014 and expect continued compliance for the foreseeable future.
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

Disclosure of Contractual Obligations and Commercial Commitments
There were no material changes in contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. See Note 8 to the consolidated financial statements contained in this report for further discussion regarding our commitments and contingencies.

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
Interest Rate Risk
The fair value of our cash and short-term investment portfolio at September 30, 2014 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at September 30, 2014 was variable rate debt. We partially mitigate interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt.
At September 30, 2014, the estimated fair value of our long-term debt was approximately $383.9 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at September 30, 2014 would result in a $2.1 million increase in interest expense.
Foreign Exchange Risk
We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At September 30, 2014, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $8.2 million impact to our equity through accumulated other comprehensive income.
In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At September 30, 2014, there were no material foreign currency hedge instruments outstanding. See Note 11 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.
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

Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Interim Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2014. Based upon and as of the date of this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the nine-month period ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The actual timing, costs and benefits of the 2014 Restructuring Plan may differ from those currently expected, which may reduce our operating results.
On October 6, 2014, we announced the 2014 Restructuring Plan, a broad realignment and restructuring plan that is intended to exit low-return businesses and reduce the size and cost of our overhead structure to improve gross margins and profitability in the long term.
We expect to carry out the 2014 Restructuring Plan over the next 12 months. The 2014 Restructuring Plan includes exiting certain unprofitable international locations for our Water and Wastewater business, consolidating our worldwide Commercial and Structural business with our global Water and Wastewater business, eliminating certain idle facilities in our Bayou Louisiana coatings operations and eliminating approximately 170 full-time positions globally. We expect to incur significant charges related the 2014 Restructuring Plan, which will reduce our profitability in the periods incurred.
The 2014 Restructuring Plan is subject to various risks, which could result in the actual timing, costs and benefits of the plan differing from those currently anticipated. These risks and uncertainties include, among others that: (i) we may not be able to implement the 2014 Restructuring Plan in the timeframe currently planned; (ii) our costs related to the 2014 Restructuring Plan may be higher than currently estimated; and (iii) unanticipated disruptions to our operations may result in additional costs being incurred. We also cannot assure you that we will not undertake additional restructuring activities in the future. Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of the 2014 Restructuring Plan, and if we do not, our business and results of operations may be adversely impacted.
Additionally, the 2014 Restructuring Plan may yield unintended consequences, such as:

•	actual or perceived disruption of service or reduction in service standards to customers;

•	the failure to preserve supplier relationships and distribution, sales and other important relationships and to resolve conflicts that may arise;

•	attrition beyond our intended reduction in headcount and reduced employee morale, which may cause our employees who were not affected by the 2014 Restructuring Plan to seek alternate employment;

•	increased risk of employment litigation; and

•	diversion of management attention from ongoing business activities.
Changes in the industries within which we operate and market conditions could lead to charges related to discontinuances of certain of our businesses, asset impairment, workforce reductions or restructurings.
In response to changes in industry and market conditions, we may be required to strategically realign our resources and to consider restructuring, disposing of, or otherwise exiting businesses. Any resource realignment, or decision to limit investment in or dispose of or otherwise exit businesses, may result in the recording of special charges, such as asset write-offs, workforce reduction or restructuring costs or charges relating to consolidation of excess facilities or businesses. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions.
We may incur impairments to goodwill or long-lived assets
We review our long-lived assets, including goodwill and other intangible assets, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The valuation of goodwill and other intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples and discount rates. Negative industry or economic trends, including reduced market prices of our common stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates, or lack of growth in our relevant businesses, could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets. If, in any period, our stock price decreases to the point where our fair value, as determined by our market capitalization, is less than the book value of our assets, this could also indicate a potential impairment, and we may be required to record an impairment charge in that period, which could adversely affect our results of operations.
Crude oil and natural gas prices are extremely volatile. A substantial or extended decline in the price of crude oil and natural gas could adversely affect our results of operations.
The revenues from portions of our Energy & Mining and Commercial & Structural platforms are highly dependent on capital, rehabilitation and maintenance expenditures for oil and gas piping systems, oil refineries and other investments by oil and gas companies. The demand for these investments and the ability of our customers to borrow and obtain additional capital on attractive terms are substantially dependent upon crude oil and natural gas prices. As seen in the recent decline in crude prices, prices for crude oil and natural gas are subject to large fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of other factors that are beyond our control. Demand for the products and services we provide could decrease in the event of a sustained reduction in demand for crude oil or natural gas, while perceptions of long-term decline in crude oil and natural gas prices by oil and gas companies (some of our customers) can similarly reduce or defer major expenditures given the long-term nature of many large-scale projects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2014 (2)	77,976	$21.68	—	$20,000,000
February 2014 (1) (2)	38,096	22.37	25,400	19,412,131
March 2014 (1) (2)	123,003	23.83	117,300	16,618,299
April 2014 (1) (2)	91,222	23.87	91,083	14,443,983
May 2014 (1) (2)	309,143	24.09	114,740	11,736,386
June 2014 (1)	243,400	22.85	243,400	6,173,591
July 2014 (1) (2)	429,130	22.98	268,838	—
August 2014 (2)	21,720	24.38	—	—
September 2014	—	—	—	—
Total	1,333,690	$23.28	860,761	—
_________________________________

(1)
In February 2014, our board of directors authorized the open market repurchase of up to $20.0 million of our common stock to be made during 2014. This amount constituted the maximum open market repurchases currently authorized in any calendar year under the terms of our Credit Facility. Once a repurchase is complete, we promptly retired the shares.

(2)
In connection with approval of our Credit Facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with “net, net” exercises of employee stock options and/or the vesting of restricted stock or deferred stock units issued to employees and directors. For the nine months ended September 30, 2014, 419,643 shares were surrendered in connection with stock swap transactions and 53,286 shares were surrendered in connection with restricted stock and deferred stock units transactions. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock or deferred stock units vested or the stock option was exercised. Once a repurchase is complete, we promptly retired the shares.

Item 6. Exhibits
The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: November 7, 2014	/s/ David A. Martin
David A. Martin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS
These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

10.1	Second Amendment to Credit Agreement, dated October 6, 2014 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on October 10, 2014).

10.2	Letter agreement, dated October 6, 2014, between Aegion Corporation and Charles R. Gordon (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on October 10, 2014).

10.3
Form of Restricted Stock Agreement, dated October 8, 2014, between Aegion Corporation and Charles R. Gordon (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on October 10, 2014).

10.4
Form of Performance Unit Award Agreement, dated October 8, 2014, between Aegion Corporation and Charles R. Gordon (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on October 10, 2014).

10.5
Form of Inducement Restricted Stock Award Agreement, dated October 8, 2014, between Aegion Corporation and Charles R. Gordon (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on October 10, 2014).

10.6
Form of Executive Change in Control Severance Agreement, dated as of October 6, 2014, between Aegion Corporation and each of Charles R. Gordon, David A. Martin and David F. Morris (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on October 10, 2014).

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