Form 10-K
period 2014-12-31
Aegion Corp
filed 2015-03-02
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014: $875,688,030.
There were 37,340,824 shares of Class A common stock, $.01 par value per share, outstanding at February 23, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
As provided herein, portions of the documents below are incorporated by reference:
Document    Part — Form 10-K
Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders    Part III

Note About Forward-Looking Information
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. We make forward-looking statements in this Annual Report on Form 10-K that represent our beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to us and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of this Annual Report on Form 10-K for the year ended December 31, 2014. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by us from time to time in our periodic filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by us in this Annual Report on Form 10-K are qualified by these cautionary statements.

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

Overview
We are a global leader in infrastructure protection and maintenance, providing proprietary technologies and services to: (i) protect against the corrosion of industrial pipelines; (ii) rehabilitate and strengthen water, wastewater, energy and mining piping systems and buildings, bridges, tunnels and waterfront structures; and (iii) utilize integrated professional services in engineering, procurement, construction, maintenance, and turnaround services for a broad range of energy related industries. Our business activities include manufacturing, distribution, maintenance, construction, installation, coating and insulation, cathodic protection, research and development and licensing. Our 2013 acquisition of Brinderson, L.P. and related entities (“Brinderson”) opened new markets for us through the maintenance, engineering and construction services for downstream and upstream facilities in the North American oil and gas market. Our products and services are currently utilized and performed in more than 80 countries across six continents. We believe that the depth and breadth of our products and services platform make us a leading “one-stop” provider for the world’s infrastructure rehabilitation and protection needs.
Our Company is primarily built on the premise that it is possible to use technology to extend the structural design life and maintain, if not improve, the performance of infrastructure, mostly pipe. We are proving that this expertise can be applied in a variety of markets to protect pipelines in oil, gas, mining, wastewater and water applications and extending this to the rehabilitation and maintenance of commercial structures and the provision of professional services in energy-related industries. Many types of infrastructure must be protected from the corrosive and abrasive materials that pass through or near them. Our expertise in non-disruptive corrosion engineering and abrasion protection is now wide-ranging, opening new markets for growth. We have a long history of product development and intellectual property management. We manufacture most of the engineered solutions we create as well as the specialized equipment required to install them. Finally, decades of experience give us an advantage in understanding municipal, energy, mining, industrial and commercial customers. Strong customer relationships and brand recognition allow us to support the expansion of existing and innovative technologies into new high growth end markets.
We originally incorporated in Delaware in 1980 to act as the exclusive United States licensee of the Insituform® cured-in-place pipe (“CIPP”) process, which Insituform’s founder invented in 1971. The Insituform® CIPP process served as the first trenchless technology for rehabilitating sewer pipelines and has enabled municipalities and private industry to avoid the extraordinary expense and extreme disruption that can result from conventional “dig-and-replace” methods. For the past 40 years we have maintained our leadership position in the CIPP market from manufacturing to technological innovations and market share.

In order to strengthen our ability to service the emerging demands of the infrastructure protection market and to better position our Company for sustainable growth, we embarked on a diversification strategy in 2009 to expand our product and service portfolio and our geographical reach. Through a series of strategic initiatives and key acquisitions, we now possess a broad portfolio of cost-effective solutions for rehabilitating and maintaining aging or deteriorating infrastructure, protecting new infrastructure from corrosion worldwide and providing integrated professional services in engineering, procurement, construction, maintenance, and turnaround services for upstream and downstream oil companies.
Recognizing that the breadth of our offerings expanded beyond our flagship Insituform® brand, which constituted less than half of our revenue in 2011, we reorganized Insituform Technologies, Inc. (“Insituform”), our parent company at the time, into a new holding company structure in October 2011. Aegion became the new parent company and Insituform became a wholly owned subsidiary of Aegion. Aegion reflects our mission of extending our leadership capabilities to furnish products and services to provide long-term protection for water and wastewater pipes, oil and gas pipelines and infrastructure as well as commercial and governmental structures and transportation infrastructure.
On October 6, 2014, our board of directors approved a realignment and restructuring plan (the “2014 Restructuring Plan”) which is intended to exit low-return businesses and reduce the size and cost of our overhead structure to improve gross margins and profitability in the long term (see Note 3 to the consolidated financial statements contained in this report).
We regularly review and evaluate our operating segments, which are the same as our reportable segments. During the fourth quarter of 2014, as part of our 2014 Restructuring Plan, we realigned our reportable and operating segments to be better aligned with our end markets by: (i) combining our former Water and Wastewater and Commercial and Structural businesses to form the Infrastructure Solutions segment; (ii) forming the Energy Services segment, which currently consists solely of our Brinderson operations; and (iii) creating the Corrosion Protection segment with the remaining businesses from our previous Energy and Mining segment. Each segment is led by a unique leadership team, which has an operating president who reports to the chief operating decision manager (“CODM”). The operating results and financial information reported by each of the new segments are evaluated separately, regularly reviewed and used by the CODM to evaluate segment performance, allocate resources and determine management incentive compensation. The realignment did not change the composition of our reporting units for goodwill impairment testing purposes. The current and all future SEC filings will reflect these new reportable segments, unless and until such time as there is a subsequent change in our reportable segments.
Our long-term strategy consists of:
Infrastructure Solutions – Aging urban infrastructure will require increasing rehabilitation and maintenance over the long term. While the pace of growth is often based on government funding, the market need results in a long term stable growth opportunity for Aegion and its market leading brands, Fyfe and Insituform. We will optimize our municipal rehabilitation and commercial infrastructure operations by: (i) focusing on operational excellence; (ii) utilizing business development personnel to identify the need for new products and technologies across the platform; (iii) adding new, innovative technologies and services through licensing or selective acquisitions; (iv) enhancing returns through backward integrating into product manufacturing; and (v) addressing the need in international markets with alternative business models, including licensing and tube sales.
Corrosion Protection – Investment in North America’s pipeline infrastructure is required to transport non-conventional oil and gas fields, like the oil sands, the Gulf of Mexico deep-water reserves and the oil and gas shale reserves, to end markets in a safe and environmentally correct manner. Corrosion Protection has a unique portfolio of technologies to address the requirement for many of the aspects of pipeline protection including cathodic protection, linings and coatings. The business development effort provides solutions to customers to enhance the safety, environmental integrity and reliability of our customers’ pipelines in the oil and gas market. We license or acquire new technologies based on the needs of our customers, those of which would benefit from our market-leading presence and distribution channel.
Energy Services – With the continued development of conventional oil and gas reserves, North America will have competitive prices for refinery and petrochemical feedstocks. Energy Services has a unique value proposition based on its world class safety and labor productivity program that results in cost effective maintenance services at our customers’ refineries and petrochemical facilities. Our market position is expanded through organic growth, targeted acquisitions or alliances to bring additional product or service offerings to current customers, broaden our geographic footprint to additional markets, and increased penetration in end-markets such as petro-chemical and natural gas.
Today our diverse portfolio of full service solutions includes:
Rehabilitation of Water and Wastewater Pipelines: Through our Insituform® family of companies, we offer the manufacture and installation of cost-effective solutions to remediate operational, health, regulatory and environmental problems resulting from aging and defective water and wastewater pipelines. Our Insituform® CIPP product is a trenchless, jointless, seamless pipe-within-a-pipe solution to rehabilitate pipes in various diameters. Our Insituform® CIPP process provides a more affordable alternative to dig-and-replace methods and is a less disruptive and more environmentally friendly method for pipe repairs. As mentioned above, we have maintained our leadership position in the CIPP market through our ISO 9001:2008 certified manufacturing to technological innovations and market share for the past 40 years. Our Insituform® portfolio of products and services are utilized worldwide.
Fiber Reinforced Polymer Systems for Rehabilitation and Strengthening: Through our subsidiaries, Fyfe Co. LLC, Fibrwrap Construction Services, Inc. and other affiliated companies, we offer the manufacture and installation of fiber reinforced polymer ("FRP") systems for strengthening, repair and restoration of masonry, concrete, steel and wooden infrastructures applicable worldwide. Our infrastructure markets include large diameter pipelines, buildings, bridges, tunnels, industrial developments and waterfront structures, of which the pipeline market currently makes up the largest share. One of the key features of the Tyfo Fibrwrap® technology is its capability to withstand seismic and force loads, providing a unique advantage over conventional rehabilitation methods. Fibrwrap® systems consist of the proprietary (or patented) and specialized Tyfo® carbon, glass, aramid and hybrid lightweight and low profile woven fabrics combined with the proprietary Tyfo® resin and epoxy polymers which, in unique combination, create the tested, proven and certified Fibrwrap® advanced composite systems. Fibrwrap® systems are specifically engineered, manufactured and installed to solve a host of structural deficiencies or demands in existing structures. We offer personalized technical support to our customers through a highly trained structural engineering team that assists in all phases of a potential project, from the initial design to implementation and installation. While the majority of our Fibrwrap business is in North America, where we believe there is a growing addressable market, there is a growing acceptance of our products and services internationally, specifically in the Asia-Pacific region.
Cathodic Protection for Corrosion Engineering Control and Infrastructure Rehabilitation: Through our subsidiary, Corrpro Companies, Inc. and its affiliated companies (“Corrpro”), we offer corrosion protection solutions, most notably through cathodic protection, a time tested pipeline corrosion mitigation technology that is mandated by regulatory rules in many types of pipeline systems. We provide engineering and inspection services by National Association of Corrosion Engineers International (NACE) trained and certified inspectors (one of the largest independent consulting corrosion engineering organizations in the world), project management, training, research, testing and design, consultation and installation services to the following markets: pipeline, refinery, above and underground storage tanks, water/wastewater structures, concrete infrastructure and offshore and marine structures. Corrpro also offers a full line of superior quality corrosion control and cathodic protection materials, which are ANSI/NSF 61 classified for drinking water system components. Through our acquisition of Hockway Middle East FZE in 2011, formation of a joint venture in Saudi Arabia in 2011 and formation of a branch office in Abu Dhabi in 2014, we have expanded our cathodic protection capabilities in the Middle East. Hockway offers a complete cathodic protection package from initial investigative survey through engineering design, manufacture of equipment, site installation and commissioning of systems with subsequent planned operational inspection and maintenance.
Pipe Coatings for Corrosion Control and Prevention: Through our subsidiary, The Bayou Companies, LLC and its related entities (“Bayou”), we provide products and services to protect pipes primarily for the oil and gas industries from corrosion and to provide flow assurance. We accomplish this through external and internal coatings utilizing fusion bonded epoxy (“FBE”), concrete for buoyancy reduction, extruded polyethylene for additional protection, insulation coating for thermal control and field joint coating for corrosion protection of fittings, valves and other primary sources for metal corrosion. Bayou also provides custom coating services on pipe bends, fittings, fabricated spools, valves and short runs of straight pipe for oil, gas and potable water services, as well as onshore or offshore fabrication and welding services. We also offer a proprietary robotic pipe coating and inspection technology for internal and external welded pipe field joints and rebar coating through our subsidiary CRTS, Inc. (“CRTS”) and CCSI, Inc. (“CCSI”).
Our cathodic protection and coatings products are applicable worldwide, with a focus on the Gulf of Mexico, the Canada Oil Sands, North America shale plays, the Middle East and Asia Pacific.
HDPE Pipe Lining for Corrosion Control, Abrasion Protection and Pipeline Rehabilitation: Through our subsidiary United Pipeline Systems, Inc. and its affiliated companies (“United Pipeline Systems”), we provide polyethylene pipe lining solutions to the oil and gas, mining and chemical industrial pipeline markets. United Pipeline Systems proprietary high-density polyethylene (“HDPE”) Tite Liner® installation system provides chemical, corrosion and erosion resistance for numerous pipeline applications. Our HDPE system can rehabilitate pipelines for a fraction of the cost and time associated with industrial pipeline replacement and has application in the rehabilitation of pressure pipes in the municipal marketplace. We offer our HDPE lining protection products and services worldwide, with a strategic focus of expanding our presence in key end markets with sustainable capital spend on oil, gas and mining activities.
Construction and Maintenance of Upstream and Downstream Facilities: Through Brinderson we are a leading integrated service provider of maintenance, construction, engineering and turnaround activities for the upstream and downstream oil and gas markets. Primarily focused on serving large oil and gas customers in California, Brinderson’s competitive advantages include its industry-leading safety record, a strong reputation for reliability and quality and comprehensive solutions needed for major refinery maintenance, repairs and retrofits. These core competencies position Brinderson to meet the growing demand for non-discretionary operating and maintenance expenditures.
Strategic Initiatives and Key Acquisitions to Support our Diversification Strategy
During the fourth quarter of 2014, as part of our 2014 Restructuring Plan, we realigned our reporting and operating segments by (i) combining our former Water and Wastewater and Commercial and Structural businesses to form the Infrastructure Solutions segment; (ii) forming the Energy Services segment, which currently consists solely of our Brinderson operations; and (iii) creating the Corrosion Protection segment with the remaining businesses from our previous Energy and Mining segment.
Infrastructure Solutions Segment
On October 6, 2014, our board of directors approved the 2014 Restructuring Plan as discussed further in Note 3 to the consolidated financial statements contained in this report. As part of our 2014 Restructuring Plan, we decided to exit Insituform’s contracting markets in France, Switzerland, India, Hong Kong, Malaysia and Singapore. This decision was made taking into account market size, bid table consistency, supportive governmental bid process, length of cash collection cycles and operating results in each country. Activities with respect to Insituform’s contracting operations in India, Hong Kong, Malaysia and Singapore are expected to be concluded by the end of the third quarter of 2015 as Insituform completes existing backlog in the affected countries. With regard to our Swiss operations, in December 2014, we sold our wholly-owned Swiss subsidiary, Ka-te Insituform AG (“Ka-te”), to the Marco Daetwyler Gruppe AG, a Swiss company, for the sale price of CHF 1.1 million (approximately $1.1 million). In connection with the sale, we entered into a five-year exclusive tube supply agreement whereby Ka-te will source all of its liners from Insituform Linings Ltd. Ka-te will also be entitled to continue to use its trade name based on a trademark license granted for the same five-year time period.
In June 2013, we sold our fifty percent (50%) interest in Insituform Rohrsanierungstechniken GmbH (“Insituform-Germany”) to Per Aarsleff A/S, a Danish company (“Aarsleff”). Insituform-Germany, a company that was jointly owned by Aegion and Aarsleff, is active in the business of no-dig pipe rehabilitation in Germany, Slovakia and Hungary. The sale price was €14 million, approximately $18.3 million. The sale resulted in a gain on the sale of approximately $11.3 million (net of $0.5 million of transaction expenses) recorded in other income (expense) on the consolidated statement of operations. In connection with the sale, Insituform-Germany also entered into a tube supply agreement with the Company whereby Insituform-Germany will purchase on an annual basis at least GBP 2.3 million, approximately $3.6 million, of felt CIPP liners during the two-year period from June 26, 2013 to June 30, 2015.
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
In January 2012, we purchased Fyfe Group’s Latin American operations (“Fyfe LA”), which included all of the equity interests of Fyfe Latin America S.A., a Panamanian entity (and its interest in various joint ventures located in Peru, Costa Rica, Chile and Colombia), Fyfe - Latin America S.A. de C.V., an El Salvadorian entity, and Fibrwrap Construction Latin America S.A., a Panamanian entity. Fyfe LA provides Fibrwrap® installation services throughout Latin America, as well as product and engineering support to installers and applicators of fiber reinforced polymer systems in Latin America. The cash purchase price at closing was $2.3 million and was funded out of our cash balances. During the first quarter of 2012, we paid the sellers an additional $1.1 million based on a preliminary working capital adjustment. An annual payout could have been earned based on the achievement of certain performance targets in each year over the three-year period ending December 31, 2014. No annual payout was earned as the performance targets were not met. As of December 31, 2014, we calculated the fair value of the contingent consideration arrangement to be zero, which is based on Level 3 inputs as defined in Note 11 to the consolidated financial statements contained in this report.
Corrosion Protection Segment
On October 6, 2014, our Board of Directors approved the 2014 Restructuring Plan as discussed further in Note 3 to the consolidated financial statements contained in this report. As part of the 2014 Restructuring Plan, we made the decision to shutter two older and redundant fusion bonded epoxy coating plants and terminate certain land leases at Bayou’s Louisiana facility. The actions taken to restructure Bayou’s Louisiana operations allow Bayou to cost effectively meet market demand, for both onshore and offshore projects, by optimizing pipe coating activities and reducing fixed costs. The repositioning of Bayou’s Louisiana facility will also include additional capital investments in the remaining coating facilities over the next two to three years to augment Bayou’s competitive position.
On March 31, 2014, we sold our forty-nine percent (49%) interest in Bayou Coating, L.L.C. (“Bayou Coating”) to Stupp Brothers Inc. (“Stupp”), the holder of the remaining fifty-one percent (51%) interest in Bayou Coating. Stupp purchased the interest by exercising an existing option to acquire our interest in Bayou Coating at a purchase price equal to $9.1 million, which represented forty-nine percent (49%) of the book value of Bayou Coating as of December 31, 2013. Such book value was determined in accordance with the requirements of the joint venture agreement and was based on Bayou Coating’s federal information tax return for 2013 and approximated the book value of our investment in Bayou Coating as of December 31, 2013. We had previously received an indication from Stupp of its intent to exercise such option and, in the second quarter of 2013 in connection with such indication, we recognized a non-cash charge of $2.7 million ($1.8 million post-tax) related to the goodwill allocated to the joint venture as part of the purchase price accounting associated with the 2009 acquisition of Bayou. The non-cash charge represented our then current estimate of the difference between the carrying value of the investment on the balance sheet and the amount we would receive in connection with the exercise. During the first quarter of 2014, the difference between our recorded gross equity in earnings of affiliated companies of approximately $1.2 million and the final equity distribution settlement of $0.7 million resulted in a loss of approximately $0.5 million.
Prior to March 2014, we held a fifty-nine percent (59%) equity interest in Delta Double Jointing, LLC (“Bayou Delta”) through which we offer pipe jointing and other services for the steel-coated pipe industry. The remaining forty-one percent (41%) was held by Bayou Coating. On March 31, 2014, we acquired this forty-one percent (41%) interest from Bayou Coating by exercising our existing option at a purchase price equal to $0.6 million. As a result, Bayou Delta is now a wholly owned subsidiary.
During the second quarter of 2013, our Board of Directors approved a plan of liquidation for our Bayou Welding Works (“BWW”) business in an effort to improve our overall financial performance and align the operations with our long-term strategic initiatives. BWW provided specialty welding and fabrication services from its facility in New Iberia, Louisiana. Financial results for BWW were previously part of our Corrosion Protection segment for financial reporting purposes. BWW ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. As a result of the closure of BWW, we recognized a pre-tax, non-cash charge of approximately $3.9 million ($2.4 million after-tax, or $0.06 per diluted share) to reflect the impairment of goodwill and intangible assets. We also recognized additional non-cash impairment charges for equipment and other assets of approximately $1.1 million on a pre-tax basis ($0.7 million on an after-tax basis, or $0.02 per diluted share). During the fourth quarter of 2014, we completed final liquidation of BWW. Included within the final liquidation was the settlement of outstanding receivables with a single customer associated with a larger fabrication project. The Company also incurred cash charges of $1.4 million related to certain professional fees incurred during dissolution. This resulted in a recorded pre-tax charge of approximately $6.0 million within discontinued operations.
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
Energy Services Segment
On July 1, 2013, we acquired Brinderson, a leading integrated service provider of maintenance, construction, engineering and turnaround activities for the upstream and downstream oil and gas markets. Primarily focused on serving large oil and gas customers in California, Brinderson’s competitive advantages include its industry-leading safety record, a strong reputation for reliability and quality and comprehensive solutions needed for upstream oil field and downstream major refinery maintenance, repairs and retrofits. These core competencies position Brinderson to meet the growing demand for non-discretionary operating and maintenance expenditures. The transaction purchase price was $150.0 million, which resulted in a cash purchase price at closing of $147.6 million after preliminary working capital adjustments and an adjustment to account for cash held in the business at closing. The transaction was funded by the Company’s $650.0 million senior secured credit facility as discussed in Note 6 to the consolidated financial statements contained in this report. During the fourth quarter of 2014, we finalized the settlement of negotiated working capital for the Brinderson acquisition as well as escrow claims made pursuant to the purchase agreement. As a result of the settlement, we received proceeds of approximately $5.5 million. We recorded $1.0 million as a purchase price adjustment related to working capital and the remaining $4.5 million was recorded to operating expense in the Consolidated Statement of Operations.
Our Energy Services segment currently consists solely of Brinderson and its affiliated entities.

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
Infrastructure Solutions
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
Corrosion Protection
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
Our CoatCheck® product includes instruments for measuring pipe joint and surface treatment quality parameters.
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
Operations
We are organized into three operating segments, which are also our reportable segments: Infrastructure Solutions, Corrosion Protection and Energy Services. Each segment is regularly reviewed and evaluated separately.
Our operations are generally project-oriented. Projects may range in duration from just a few days to several years, which can be performed as one-time contracts or as part of longer term agreements. These contracts are usually obtained through competitive bidding or negotiations and require performance at a fixed price or time and materials basis. Our Corrosion Protection and Energy Services projects are generally performed under contracts with industrial entities. Within our

Infrastructure Solutions segment, a majority of our water and wastewater rehabilitation installation projects are performed under contracts with municipal entities, while a significant portion of our commercial and structural rehabilitation and strengthening projects are performed under contracts with the public sector. Independent contractors may be utilized to perform portions of the work on any given project that we provide.
Infrastructure Solutions Operations
Our sewer rehabilitation activities are conducted principally through installation and other construction operations performed directly by our subsidiaries. In certain geographic regions, we have granted licenses to unaffiliated companies. As described under “Ownership Interests in Operating Licensees and Joint Ventures” below, we also have entered into contractual joint ventures from time to time to capitalize on our trenchless rehabilitation processes. Under these contractual joint venture relationships, work is bid by the joint venture entity and subcontracted to the joint venture partners or to third parties. The joint venture partners are primarily responsible for their subcontracted work, but both joint venture partners are liable to the customer for all of the work. Revenues and associated costs are recorded using percentage-of-completion accounting for our subcontracted portion of the total contract only. Our North American Infrastructure Solutions operations, including research and development, engineering, training and financial support systems, are headquartered in Chesterfield, Missouri. Tube manufacturing and processing facilities for North America are maintained in eight locations, geographically dispersed throughout the United States and Canada.
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
In addition to sewer rehabilitation, we have performed water rehabilitation operations since 2006 using our Insituform Blue® product portfolio. Under the Insituform Blue® brand, we are able to restore water pipes using our InsituMain®, InsituGuard®, InsituFlex®, InsituFold® and Thermopipe® lining systems. We conduct rehabilitation operations in North America, Australia, the Netherlands, the United Kingdom, Spain and Hong Kong through our existing operations.
Our infrastructure rehabilitation operations perform rehabilitation and strengthening of pipelines, buildings, bridges, tunnels, industrial developments and waterfront structures throughout the United States and Canada through Fibrwrap Construction Services, headquartered in San Diego, California, in our Asian markets through our wholly owned subsidiaries and through our joint ventures in Borneo and Indonesia and in our Latin American markets through our wholly owned subsidiaries and through our joint ventures in Chile, Colombia, Costa Rica and Peru. Through Fyfe Co., headquartered in San Diego, California, we design and manufacture the FRP composite systems used in these applications. Our wholly-owned Fyfe entities located in El Salvador, Singapore, Japan, Malaysia and Hong Kong and our Fyfe joint ventures in Borneo and Indonesia, provide product and engineering services throughout Latin America and Asia-Pacific.
Corrosion Protection Operations
Our corrosion protection operations perform maintenance rehabilitation and corrosion protection services for oil and gas, industrial, and mineral piping systems and structures. We also offer products for gas release and leak detection systems. Our worldwide corrosion protection operations are headquartered in Chesterfield, Missouri. These operations are conducted through our various subsidiaries (Corrpro based in Houston, Texas, United Pipeline Systems based in Durango, Colorado, Bayou based in New Iberia, Louisiana, CRTS based in Tulsa, Oklahoma and CCSI based in Conroe, Texas). Certain of our corrosion protection operations outside of the United States are conducted through our wholly-owned subsidiaries in the United Kingdom, Portugal, Chile, Canada, Argentina, Brazil and the United Arab Emirates and through our joint ventures in Canada, Mexico, Oman, Singapore, Saudi Arabia and Morocco.
Our Corrpro business performs fully-integrated corrosion prevention services including: (i) engineering; (ii) product and material sales; (iii) construction and installation; (iv) inspection, monitoring and maintenance; and (v) coatings. United Pipeline Systems performs pipeline rehabilitation services using our proprietary Tite Liner® process. Our Bayou business performs internal and external pipeline coating, lining, weighting and insulation services, as well as specialty fabrication services for offshore deep-water installations, including project management and logistics. Our CRTS business specializes in the application of internal corrosion coatings services and equipment for new pipeline construction projects. Our CCSI business leases specialized equipment and conducts external field joint anti-corrosion coating services onshore and offshore in locations around the world.
Energy Services Operations
Our energy services operations currently consist solely of Brinderson and its affiliated entities. Brinderson is based in Costa Mesa, California and performs engineering, procurement, construction, maintenance and turnaround services supporting all segments of the oil and gas industry from upstream to downstream.  Brinderson’s operations are located in California, Washington, Nevada and Texas.  Brinderson specializes in offering clients a flexible, single source for all project needs.

Clients may choose a single service or multiple integrated services, everything from technical consulting to turnkey project delivery and ongoing maintenance. Brinderson provides project management and engineering professionals across various disciplines, including chemical, civil, structural, mechanical, electrical, instrumentation, project controls, estimating, procurement and safety.  AllSafe, a division of Brinderson, provides safety field services.
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
Our licensees generally are obligated to pay a royalty at a specified rate. Any improvements or modifications a licensee may make in the subject process during the term of the license agreement generally becomes our property or is licensed to us. Should a licensee fail to meet its royalty obligations or other material obligations, we may terminate the license at our discretion. Licensees, upon prior notice to us, may generally terminate the license for certain specified reasons. We may vary the terms of agreements entered into with new licensees according to prevailing conditions. Income from royalties are immaterial to our overall consolidated revenues.
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
Ownership Interests in Operating Licensees and Joint Ventures
Prior to June 2013, we held one-half of the equity interests in Insituform, through our subsidiary, Insituform Technologies Limited (UK). Insituform-Germany provides sewer rehabilitation services in Germany and, through its subsidiaries, in Slovakia and Hungary. We licensed certain trademarks to Insituform-Germany for use in Germany, Hungary and Slovakia. The remaining interest in Insituform-Germany was held by Per Aarsleff A/S, an unaffiliated Danish contractor. In June 2013, we sold our fifty percent (50%) interest in Insituform-Germany. The sale price was €14 million, approximately $18.3 million. The sale resulted in a gain on the sale of approximately $11.3 million (net of $0.5 million of transaction expenses) recorded in other income (expense) on the consolidated statement of operations. In connection with the sale, Insituform-Germany also entered into a tube supply agreement with the Company whereby Insituform-Germany will purchase on an annual basis at least GBP 2.3 million, approximately $3.6 million, of felt CIPP liners during the two-year period from June 26, 2013 to June 30, 2015.
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
On March 31, 2014, we sold our forty-nine percent (49%) interest in Bayou Coating to Stupp, the holder of the remaining fifty-one percent (51%) interest in Bayou Coating. Stupp purchased the interest by exercising an existing option to acquire our interest in Bayou Coating at a purchase price equal to $9.1 million, which represented forty-nine percent (49%) of the book value of Bayou Coating as of December 31, 2013. Such book value was determined in accordance with the requirements of the joint venture agreement and was based on Bayou Coating’s federal information tax return for 2013 and approximated the book value of our investment in Bayou Coating as of December 31, 2013. We had previously received an indication from Stupp of its intent to exercise such option and, in the second quarter of 2013 in connection with such indication, we recognized a non-cash charge of $2.7 million ($1.8 million post-tax) related to the goodwill allocated to the joint venture as part of the purchase price accounting associated with the 2009 acquisition of Bayou. The non-cash charge represented our then current estimate of the difference between the carrying value of the investment on the balance sheet and the amount we would receive in connection with the exercise. During the first quarter of 2014, the difference between our recorded gross equity in earnings of affiliated companies of approximately $1.2 million and the final equity distribution settlement of $0.7 million resulted in a loss of approximately $0.5 million.
Prior to March 2014, we held a fifty-nine percent (59%) equity interest in Bayou Delta through which we offer pipe jointing and other services for the steel-coated pipe industry. The remaining forty-one percent (41%) was held by Bayou Coating. On March 31, 2014, we acquired this forty-one percent (41%) interest from Bayou Coating by exercising our existing option at a purchase price equal to $0.6 million. As a result, Bayou Delta is now a wholly owned subsidiary.
Through our subsidiary, Aegion Holding Company, LLC, we hold a fifty-one percent (51%) equity interest in Bayou Wasco through which we provide insulation services primarily for projects located in the United States, Central America, the Gulf of Mexico and the Caribbean. The other forty-nine percent (49%) equity interest is held by Wasco Energy, a leading insulation coatings provider based in Malaysia.
Through our subsidiary, Insituform Technologies Netherlands B.V. (“ITNBV”), we hold a forty-nine percent (49%) ownership interest in WCU Corrosion Technologies Pte. Ltd. (“WCU”), located in Singapore. WCU offers our Tite Liner® process and our Corrpro® products and services in the oil and gas sector and onshore corrosion services, in Asia and Australia. The other fifty-one percent (51%) equity interest is held by Wasco Energy.
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
Through our subsidiary, UPS-International, we hold a fifty-one percent (51%) equity interest in UPS-Aptec Limited, located in the United Kingdom through which we provide HDPE liner installation services solely with respect to UPS-Aptec Limited’s contract in Morocco. The other forty-nine percent (49%) equity interest is held by APTec.
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
Product Development
By using our own laboratories and testing facilities, as well as outside consulting organizations and academic institutions, we continue to develop improvements to our proprietary processes, including the materials used and the methods of manufacturing and installing liners and for protecting and rehabilitating pipelines, buildings, bridges, tunnels and other infrastructure. During the years ended December 31, 2014, 2013 and 2012, we spent $2.6 million, $2.6 million and $1.8 million, respectively, on research and development related activities, including engineering.
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
We offer our corrosion protection solutions worldwide to energy, mining and other customers to protect new and existing pipelines and other structures. The marketing of sewer pipeline rehabilitation technologies is focused primarily on the municipal wastewater markets worldwide. We offer our water rehabilitation products to municipal and corporate customers. We offer our infrastructure rehabilitation products worldwide to certain certified third party installers and applicators and market our installation services to municipal, state, federal and corporate customers worldwide. We offer our energy services solutions primarily to the upstream and downstream oil and gas markets on the West Coast and in the Permian Basin. No customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2014, 2013 or 2012.
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
The following table sets forth our consolidated backlog by segment (in millions):

	December 31, 2014	December 31, 2013	December 31, 2012
Infrastructure Solutions	$337.5	$329.9	$292.4
Corrosion Protection (1)	176.0	160.8	240.8
Energy Services (2)	244.5	268.3	—
Total backlog	$758.0	$759.0	$533.2
_________________________________

(1)	All periods presented exclude BWW backlog, as this business was discontinued in the second quarter of 2013.

(2)
Includes backlog from Brinderson, which represents expected revenues to be realized under long-term Master Service Agreements (“MSAs”) and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues.

Although backlog represents only those contracts and MSAs that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.
Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of December 31, 2014, 0.2% and 25.3% of our Infrastructure Solutions backlog and Corrosion Protection backlog, respectively, related to these variable interest entities. With the exception of Brinderson, a substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world. Energy Services, on the other hand, generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.

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
The principal raw materials used by Fyfe Co. in the manufacture of FRP composite materials are carbon, glass, resins, fabric, and epoxy raw materials. Fabric and epoxies are the most significant materials purchased, which are currently purchased through a select group of suppliers, although these and the other materials are available from a number of vendors. The weaving of FRP components into woven fabric is done at our facility in La Conner, Washington. Fyfe Co. does specialized blending of unique epoxies from basic chemicals at the Batesville, Mississippi facility. The epoxy resin is also repackaged at our Batesville, Mississippi facility and the specialized blending is usually done on each job site. Fyfe Co. also sells finished materials throughout the United States and worldwide to our affiliates and certain certified third party installers and applicators.
Product and material revenues for our Corrpro business are derived principally from the sale of products that are purchased from select outside vendors or from assembling components that are sourced from suppliers. We conduct light assembly for a number of our Corrpro products in our production facilities in Sand Springs, Oklahoma; Edmonton, Alberta, Canada; the United Kingdom; Dubai, United Arab Emirates; and Saudi Arabia. In addition, we manufacture our own line of rectifiers and other power supplies in Canada, the United Kingdom and Saudi Arabia. The primary products and raw materials used by our Corrpro businesses include zinc, aluminum, magnesium and other metallic anodes, as well as wire and cable. We maintain relationships with our vendors for these products and are not dependent on any single vendor to meet our supply needs.
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
Product and service revenues for our Bayou and Coating Services businesses are derived principally from internal and external pipeline coating, lining, weighting and insulation. Facilities are located in New Iberia, Louisiana; Tulsa, Oklahoma; Conroe, Texas; Bakersfield, California; and Camrose, Alberta, Canada. The primary raw materials used in the coating process include FBE, paint, concrete, iron ore, sand and gravel. Although our historical practice has been to purchase materials from a limited number of suppliers, we believe that the raw materials used in the coating process are typically available from multiple sources.
Our pricing of raw materials is subject to fluctuations in the underlying commodity prices. See “Commodity Risk” in Item 7A of this report for detail on our management of the risks associated with such price fluctuations.
Patents and Proprietary Technologies
As of December 31, 2014, we held 27 United States patents relating to the Insituform® CIPP process, the last of which will expire in 2031. As of December 31, 2014, we had two pending United States non-provisional patent applications relating to the Insituform® CIPP process.
We have obtained and are pursuing patent protection in our principal foreign markets covering various aspects of the Insituform® CIPP process. As of December 31, 2014, there were 200 issued foreign patents and utility models relating to the Insituform® CIPP processes, and 33 applications pending in foreign jurisdictions. The specifications and/or rights granted in relation to each patent will vary from jurisdiction to jurisdiction. In addition, as a result of differences in the nature of the work performed and in the climate of the countries in which the work is carried out, we do not necessarily seek patent protection for all of our inventions in every jurisdiction in which we do business. We have elected to maintain certain internally developed technologies, know-how and inventions as trade secrets. We have entered into confidentiality agreements with employees, consultants and third parties to whom we disclose confidential information. Although there can be no assurance that these measures will suffice to prevent unauthorized disclosure or use or that third parties will not develop similar technologies, we believe it would take substantial time and resources to independently develop such technologies.
We hold 21 issued patents and two pending patents in the United States and four issued and 16 pending patents in foreign jurisdictions that relate to our FRP strengthening business operated through our Fyfe and Fibrwrap subsidiaries. Of these applications, two are Patent Cooperation Treaty applications that cover multiple jurisdictions in Europe and throughout the world.

For our corrosion protection operations, we hold eight issued patents and one pending patent in the United States and six issued patents in foreign jurisdictions that relate to our cathodic protection business operated through our Corrpro subsidiary and interior surface coating inspection business operated through our CRTS subsidiary. We have one issued patent in the United States, and three issued patents and eight pending patents in foreign jurisdictions that relate to the Tite Liner® process, although we believe that the success of our Tite Liner® process business depends primarily upon our proprietary know-how and our installation, marketing and sales skills. The success of our pipeline coatings process operating through our Bayou subsidiaries depends primarily on our know-how and manufacturing expertise as well as our marketing and sales skills.
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
In our infrastructure rehabilitation business, the FRP process competes against traditional methods of structural retrofitting, but is gaining rapid acceptance in the construction and retrofitting industry. Fibrwrap Construction has been performing successful installations of FRP systems for 24 years. With its proprietary technologies relating to both products and application, Fyfe Co. is a leader in the FRP market and Fibrwrap Construction is one of the most experienced installers of the FRP system and has a well established reputation. In this field, there are significant barriers to entry, including testing requirements, experience, intellectual property and certifications. Fyfe has teamed with a number of universities around the world to conduct extensive product testing. In addition, Fyfe has dedicated significant resources to obtaining technical market acceptance of its proprietary products. As a result, Fyfe has received a number of certifications, including NSF certification for its Tyfo® Fibrwrap® system, International Code Council - Evaluation Service (ICC-ES) PMG-1040 product certification and 2006 IBC compliance for its Tyfo® pipe system for pipe strengthening and an ICC-ES Evaluation Report (ESR-2103), indicating compliance with ICC-AC125 guidelines for FRP strengthening. Because of the significant barriers to entry, Fyfe Co. and Fibrwrap Construction tend to compete with a small number of companies on a regional or national level, most of which do not provide the full spectrum of services provided by Fyfe Co. and Fibrwrap Construction.
In our corrosion protection segment, Corrpro operates in the highly-competitive field of cathodic protection for corrosion control. While this market is highly competitive, because there are relatively few barriers to entry, Corrpro is the recognized market leader in North America in this field. Competitors include a limited number of large firms, which provide services nationally, and in some instances, globally, although more prevalent are a number of small- and medium-sized firms with a more limited portfolio of products and services, which are only provided on a regional or local level. Corrpro’s competitive advantage is its broad depth of high-quality cathodic protection offerings, including its cost effective engineering, pipeline integrity construction and coating services, which are provided to customers worldwide. Through Hockway and our Corrpower joint venture, we are expanding our position as a leader in cathodic protection.
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
The FBE process is one of the standard methods for pipe coating. Bayou has a presence in the North American FBE and insulation coating market. Because the pipe coating industry is very capital intensive, Bayou usually competes with a small number of global and national companies. However, Bayou also competes on a project-specific basis with small firms on local or regional jobs. These regional firms are often steel mills that have coatings plants onsite to provide for their internal coatings needs, but these firms will outsource their coatings services if projects are within their geographic reach. Competition from these regional firms on more than a project basis is unlikely as these firms tend to be restricted geographically due to their shipping limitations. CRTS has strong presence in the field of FBE coating and is an industry leader in inner diameter (ID) robotic coatings while our wholly-owned subsidiary, CCSI, is a leader in outer diameter (OD) coatings. Because of these specialized fields, CRTS and CCSI usually compete with a small number of specialty providers.
In our Energy Services segment, Brinderson operates in a fragmented and intensely competitive field of plant engineering, maintenance and construction services in the downstream petroleum refining industry, as well as performing work in the industrial and natural gas, gas processing and compression, and upstream petroleum markets. Brinderson competes with local, regional, national and international contractors and service providers. Competitors vary with the markets that are served with few competitors competing in all of the geographic markets we serve or in all of the services we provide. Contracts are generally awarded based on safety performance, reputation for quality, price, schedule, and client satisfaction.
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
Employees
As of December 31, 2014, we had approximately 6,200 employees. Certain of our subsidiaries are parties to collective bargaining agreements covering an aggregate of approximately 1,400 employees. We generally consider our relations with our employees and unions to be good.
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
In the water and wastewater rehabilitation portion of our Infrastructure Solutions segment, we face competition from companies providing similar products and services as well as companies providing other methods of rehabilitation that we do not offer, including traditional dig-and-replace, which is still the preferred method in the water rehabilitation market. In the trenchless wastewater rehabilitation market, CIPP is the preferred method. In the trenchless wastewater market, few significant barriers to entry exist and, as a result, any organization that has the financial resources and access to technical expertise and bonding may become a competitor. Although we compete with many smaller firms on a local or regional level, and with several larger firms on the global and national levels, we have been able to maintain our presence as the global leader in this field. In water rehabilitation, there are more significant barriers to entry, since it is strictly regulated. In this market, we compete with a smaller number of specialty contractors around the world.
In the infrastructure rehabilitation portion of our Infrastructure Solutions segment, the FRP process competes against traditional methods of structural retrofitting, but is gaining rapid acceptance in the construction and retrofitting industry. Fibrwrap has been performing successful installations of FRP systems for 24 years. In the FRP field, together Fyfe and Fibrwrap are one of the only companies offering manufacturing, engineering and technical expertise, as well extensive installation experience. Given there are significant barriers to entry, including testing requirements, experience, intellectual property and certifications, in manufacturing we only compete with a handful of FRP suppliers and in installation, we compete with a number of FRP installers. If any of our competitors were to become fully-integrated like us or if new entrants in the market were to develop strong installation and manufacturing expertise this could adversely impact our ability to grow revenues in this market.
In our Corrosion Protection platform, we compete primarily with a small number of global and national companies in the pipe coating industry, with specialty firms in the pipeline protection industry, with a limited number of large firms globally and with a large number of smaller firms regionally in the cathodic protection industry. In addition, customers can select a variety of methods to meet their pipe installation, rehabilitation, coating and cathodic protection needs, including methods that we do not offer. However, because of the breadth of high quality products and services we offer, we maintain a significant market presence and enjoy brand-name recognition worldwide in each of these fields.
In our Energy Services platform, we compete with a limited number of regional and national companies in the oil and gas engineering, procurement, construction, maintenance and turnaround industries.
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
Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, the assumption of contingent liabilities, amortization expenses, impairment of goodwill and purchased long-lived assets and restructuring charges, any of which could harm our financial condition or results of operations. Also, the anticipated benefit of many of our acquisitions may not materialize.
We may be liable to complete the work of our joint venture partners under our joint venture arrangements.
We enter into contractual joint ventures in order to develop joint bids on certain contracts. The success of these joint ventures depends largely on the satisfactory performance by our joint venture partners of their obligations with respect to the joint venture. Under these joint venture arrangements, we may be required to complete our joint venture partner’s portion of the contract if the joint venture partner is unable to complete its portion and a bond is not available. In such case, the additional obligations could result in reduced profits or, in some cases, significant losses for us.
Our backlog is an uncertain indicator of our future earnings.
Our backlog, which at December 31, 2014 was approximately $758.0 million, is subject to unexpected adjustments and cancellation. The revenues projected in this backlog may not be realized or, if realized, may not result in profits. We may be unable to complete some projects included in our backlog in the estimated time and, as a result, such projects could remain in backlog for extended periods of time. To the extent that we experience project cancellation or scope adjustments, we could face a reduction in the dollar amount of our backlog and the revenues that we actually receive from such backlog. In addition, one or more of our multi-year contracts have in the past and may in the future contribute a material portion of our backlog in any one year. The loss of business from any one of these significant customers could have a material adverse effect on our business or results of operations.
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
We employ the percentage-of-completion method of accounting for our construction projects. This methodology recognizes revenues and profits over the life of a project based on costs incurred to date compared to total estimated project costs. Revisions to revenues and profits are made once amounts are known and can be reasonably estimated. Given the uncertainties associated with some of our contracts, it is possible for actual costs to vary from estimates previously made. Revisions to estimates could result in the reversal of revenues and gross profit previously recognized. For the year ended December 31, 2014, approximately 64% of our revenues were derived from percentage-of-completion accounting.
We may experience cost overruns on our projects.
We conduct a significant portion of our business under guaranteed maximum price or fixed price contracts, where we bear a significant portion of the risk for cost overruns. Under such contracts, prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of materials and other exigencies. Our profitability depends heavily on our ability to make accurate estimates. Inaccurate estimates, or changes in other circumstances, such as unanticipated technical problems, difficulties obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials or our suppliers’ or subcontractors’ inability to perform could result in substantial losses, as such changes adversely affect the revenue and gross profit recognized on each project.
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
Cyclical downturns in the mining, oil and natural gas industries, including a substantial or extended decline in the price of mined minerals, oil or natural gas, or in the oil field, refinery and mining services businesses, may have a material adverse effect on our financial condition or results of operations.
The mining, oil and natural gas industries are highly cyclical. Demand for the majority of the oil field, refinery and mining products and services provided by our Corrosion Protection and Energy Services platforms are substantially dependent on the level of expenditures by the mining, oil and natural gas industries for the exploration, development and production of mined minerals, crude oil and natural gas reserves, which are sensitive to the prices of these commodities and generally dependent on the industry’s view of future mined mineral, oil and natural gas prices. The prices of these commodities can be extremely volatile. There are numerous factors affecting the related industries and, thereby, the supply of, and demand for, our products and services, which include, but are not limited to:

•	market prices of mined minerals, oil and natural gas and expectations about future prices;

•	cost of producing mined minerals, oil and natural gas;

•	the level of mining, drilling and production activity;

•	the discovery rate of new oil and gas reserves;

•	mergers, consolidations and downsizing among our clients;

•	coordination by the Organization of Petroleum Exporting Countries (OPEC);

•	the output of certain oil-producing countries;

•	the impact of commodity prices on the expenditure levels of our clients;

•	financial condition of our client base and their ability to fund capital and maintenance expenditures;

•	adverse weather conditions;

•	political instability in oil-producing countries;

•	tax incentives, including for alternative energy sources;

•	domestic and worldwide economic conditions;

•	weather conditions that can affect mining, oil or natural gas operations over a wide area;

•
level of consumption of minerals, oil, natural gas and petrochemicals by consumers, including the effects of increased regulation, conservation measures and technological advances affecting energy consumption; and

•	availability of services and materials for our clients to grow their capital expenditures.
As seen in the recent decline and historic high volatility in crude oil prices and other energy commodities, prices for mined minerals, oil and natural gas are subject to periodic downturns and large fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of other factors (including those set forth above) that are beyond our control, and we expect such prices to continue to be volatile. Demand for the products and services we provide could decrease in the event of a sustained reduction in demand for mined minerals, oil or natural gas, while perceptions of long-term decline in mined materials, oil and natural gas prices by mining, oil and gas companies (some of our customers) can similarly reduce or defer major expenditures given the long-term nature of many large-scale projects or result in downward pressure on the prices we charge. As such, a significant downturn in the mining, oil and/or natural gas industries could result in a reduction in demand for our mining, oil field and refinery services and could adversely affect our operating results. Additionally, the volatility of such prices and the resulting effects are difficult to predict, which reduces our ability to anticipate and respond effectively to changing conditions.

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
While there has been an increase in the number of drilling permits issued, and drilling activity is recovering, we cannot predict what the continuing effects from the U.S. government regulations on offshore deepwater drilling projects may have on offshore oil and gas exploration and development activity, or what actions may be taken by our customers in our Corrosion Protection segment or other industry participants in response to these regulations. This could reduce demand for our services, which could have an adverse impact on certain aspects of our business.
Our operations could be adversely impacted by new California legislation related to downstream work performed in California refineries.
In our Energy Services segment, our Brinderson operation may face challenges with the addition of section 25536.7 to the California Health and Safety Code on January 1, 2014. The law introduced new requirements for refineries and outside contractors at covered facilities when construction, alteration, demolition, installation, repair or maintenance work is performed at the covered facility. The law imposes the following new requirements:

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
Federal and state legislative and regulatory initiatives as well as governmental reviews relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays that could adversely affect our Corrosion Protection and Energy Services customers.
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays in the production of oil and natural gas, including from the developing shale plays. Our Corrosion Protection and Energy Services segments service oil and gas companies in the shale plays and we foresee strong market opportunities here. A decline in drilling of new wells and related servicing activities caused by these initiatives could adversely affect our financial position, results of operations and cash flows.
A general downturn in U.S. and global economic conditions, and specifically a downturn in the municipal bond market, may reduce our business prospects and decrease our revenues and cash flows.
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
We maintain significant international operations, including operations in North America, Europe, Asia-Pacific, Australia, the Middle East, South America, Latin America and Africa. For the years ended December 31, 2014, 2013 and 2012, approximately 30.4%, 38.4% and 42.1%, respectively, of our revenues were derived from international operations. We expect a significant portion of our revenues and profits to come from international operations and joint ventures for the foreseeable future and to continue to grow over time.
As a result, we are subject to a number of risks and complications associated with international manufacturing, sales, services and other operations. These include:

•	difficulties in enforcing agreements, collecting receivables, resolving disputes through some foreign legal systems;

•	foreign customers with longer payment cycles than customers in the United States;

•	difficulties in enforcing intellectual property rights or weaker intellectual property right protections in some countries;

•	tax rates in certain foreign countries that exceed those in the United States and foreign earnings subject to withholding requirements;

•	tax laws that restrict our ability to use tax credits, offset gains or repatriate funds;

•	tariffs, exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;

•	abrupt changes in foreign government policies and regulations;

•	unsettled political conditions;

•	acts of terrorism or criminality;

•	kidnapping of employees;

•	nationalization or privatization of companies with which we do business;

•	forced negotiation or modification of contracts;

•	increased governmental ownership and regulation of markets in which we operate;

•
the financial instability of, and the related inability or unwillingness to timely pay for our services by, national oil companies and other foreign customers resulting from, and/or exacerbated by, the current significant decline in oil and natural gas prices;

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
Our Corrosion Protection segment currently operates in the Middle East and continues to focus efforts on accelerating expansion into the Middle East. Political instability and social unrest in the Middle East, as well as the potential for catastrophic events such as abrupt political change, terrorist acts and conflicts or wars may cause damage or disruption to the economy, financial markets and our current and prospective customers in the Middle East. Political instability and conflicts and the potential for catastrophic events in the Middle East have contributed to, and will likely continue to contribute to, volatility in the prices of oil and natural gas. As noted above in these risk factors, a significant downturn in the oil and natural gas industries in the Middle East or elsewhere could result in reduced demand for our oil field and refinery services and could adversely affect our operations and operating results.
As a result of our operations and plans of expansion in the Middle East, we are also exposed to certain other uncertainties not generally encountered in our U.S. operations, including those detailed in the risks detailed in the risk factor immediately above.
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
We have international operations that are subject to foreign economic uncertainties and foreign currency fluctuation.
Global financial and credit markets have been, and continue to be, unstable and unpredictable. Worldwide economic conditions have been weak and may deteriorate further. For example, the credit issues in the European Union relating to sovereign and other debt obligations as well as other factors have affected economies worldwide. The instability of the markets and weakness of the economy could continue to affect the demand for our services, the financial strength of our customers and suppliers, their ability or willingness to do business with us, our willingness to do business with them, and/or our suppliers’ and customers’ ability to fulfill their obligations to us and/or the ability of us, our customers or our suppliers to obtain credit. These factors could adversely affect our operations, earnings and financial condition.
A significant portion of our contracts and revenues are denominated in foreign currencies, which may result in additional risk of fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. Changes in the value of foreign currencies could increase our U.S. dollar costs for, or reduce our U.S. dollar revenues from, our foreign operations. Any increased costs or reduced revenues as a result of foreign currency fluctuations could affect our profits. For example, if there continues to be a significant strengthening of the U.S. Dollar compared to the Euro, the Canadian Dollar or the Australian Dollar, it may adversely affect our operating results and financial condition.
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
An inability to attract and retain qualified personnel, and in particular, engineers, project managers, linemen skilled craft workers and other experienced professionals, could impact our ability to perform on our contracts, which could harm our business and impair our future revenues and profitability.
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
Competent and experienced engineers, project managers and craft workers are especially critical to the profitable performance of our contracts, particularly on our fixed-price contracts where superior design and execution of the project can result in profits greater than originally estimated or where inferior design and project execution can reduce or eliminate estimated profits or even result in a loss. Our project managers are involved in most aspects of contracting and contract execution including:

•	supervising the bidding process, including providing estimates of significant cost components, such as material and equipment needs, and the size, productivity and composition of the workforce;

•	negotiating contracts;

•	supervising project performance, including performance by our employees, subcontractors and other third-party suppliers and vendors;

•	estimating costs for completion of contracts that is used to estimate amounts that can be reported as revenues and earnings on the contract under the percentage-of-completion method of accounting;

•	negotiating requests for change orders and the final terms of approved change orders; and

•
determining and documenting claims by us for increased costs incurred due to the failure of customers, subcontractors and other third-party suppliers of equipment and materials to perform on a timely basis and in accordance with contract terms.

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
The extent to which we utilize our workforce affects our profitability. If we under utilize our workforce, our project gross margins and overall profitability suffer in the short-term. If we over utilize our workforce, we may negatively impact safety, employee satisfaction and project execution, which could result in a decline of future project awards. The utilization of our workforce is impacted by numerous factors including:

•	our estimate of the headcount requirements for various units based upon our forecast of the demand for our products and services;

•	our ability to maintain our talent base and manage attrition;

•	our ability to schedule our portfolio of projects to efficiently utilize our employees and minimize downtime between project assignments; and

•	our need to invest time and resources into functions such as training, business development, employee recruiting, and sales that are not chargeable to customer projects.
Our business may be adversely impacted by work stoppages, staffing shortages and other labor matters.
Our Brinderson business has approximately 2,500 employees, approximately 2,300 of whom are located in California, where employees predominantly are represented by unions. Although we believe that our relations with our employees and the unions are good, no assurances can be made that we will not experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees in general, especially in the context of any future negotiations with our labor unions. We can also make no assurance that future negotiations with our labor unions will not result in a significant increases in the cost of labor. None of our Brinderson employees participate in multi-employer benefit plans.
Additionally, the employees of some of our customers are unionized, especially the customers of our Brinderson business. Any strikes, work stoppages or other labor matters experienced by our customers may impact our ability to work on projects and, as a result, have an adverse effect on our financial condition and results of operations.
The revenues from the water and wastewater portion of our Infrastructure Solutions platform are substantially dependent on municipal government spending.
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
The primary products and raw materials used by our Corrpro operations include zinc, aluminum, magnesium and other metallic anodes, as well as wire and cable. We believe that Corrpro has multiple sources available for these raw materials and is not dependent on any single vendor to meet its supply needs. However, the prices of these raw materials have historically been affected by the prices of energy, petroleum, steel and other commodities, tariffs and duties on imported materials and foreign currency and exchange rates. A significant increase in the prices of these raw materials could adversely affect our results of operations.
We purchase the majority of our fiber requirements for tube manufacturing from two sources. We believe, however, that alternate sources are readily available, and we continue to negotiate with other supply sources. The manufacture of the tubes used in our rehabilitation business is dependent upon the availability of resin, a petroleum-based product. We currently have qualified four resin suppliers from which we intend to purchase the majority of our resin requirements for our North American operations. For our European operations, we currently have qualified six resin suppliers and for our Asia-Pacific operations, we currently have qualified six resin suppliers. We believe that these and other sources of resin supply are readily available. Historically, resin prices have fluctuated on the basis of the prevailing prices of oil, and we anticipate that prices will continue to be heavily influenced by the events affecting the oil market. If there is a shortage or contraction of fiber or resin suppliers or if the price of fiber or resin increase, it could have an averse affect on our results of operations.
The primary products and raw materials used by the infrastructure rehabilitation portion of our Infrastructure Solutions segment in the manufacture of FRP composite systems are carbon, glass, resins, fabric, and epoxy raw materials. Carbon and epoxies are the largest materials purchased, which are currently purchased through a select group of suppliers, although we believe these and the other materials are available from a number of vendors. The price of epoxy historically is affected by the price of oil. In addition, a number of factors such as worldwide demand, labor costs, energy costs, import duties and other trade restrictions may influence the price of these raw materials. An increase in the price of these raw materials may have an adverse affect on our operations.
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
We are likely to be impacted by weather extremes, such as excessive rain or hurricanes, typhoons, snow and ice or frigid temperatures, which may cause temporary, short-term anomalies in our operational performance in certain localized geographic regions. Our Infrastructure Solutions segment is particularly sensitive to weather extremes. Delays and other weather impacts could adversely affect our ability to meet project deadlines and may increase a project’s cost and decrease its profitability.
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
We expect to carry out the 2014 Restructuring Plan throughout 2015 and expect to incur significant charges related the 2014 Restructuring Plan, which will reduce our profitability in the periods incurred.
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
We may incur further impairments to goodwill or long-lived assets
We review our long-lived assets, including goodwill and other intangible assets, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The valuation of goodwill and other intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples and discount rates. Negative industry or economic trends, including reduced market prices of our common stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates, or lack of growth in our relevant businesses, could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets. If, in any period, our stock price decreases to the point where our fair value, as determined by our market capitalization, is less than the book value of our assets for an extended period of time, this could also indicate a potential impairment, and we may be required to record an impairment charge in that period, which could adversely affect our results of operations.
We may be subject to information technology system failures, network disruptions, cybersecurity attacks and breaches in data security, which could disrupt our operations and could result in a loss of assets.
We depend on information technology as an enabler to improve the effectiveness of our operations and to interface with our customers, as well as to maintain financial accuracy and efficiency. Information technology system failures, including suppliers’ or vendors’ system failures, could disrupt our operations by causing transaction errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers, impediments to the manufacture or shipment of products, other business disruptions, the loss of or damage to intellectual property through security breach, the loss of employee personal information or vulnerability to theft. These events could impact our customers, employees and reputation and lead to financial losses from remediation actions, loss of business or potential liability or an increase in expense, all of which may have a material adverse effect on our business.

We are subject to a number of restrictive debt covenants under our line of credit facility.
In July 2013, the Company entered into a $650.0 million senior secured credit facility (the “Credit Facility”) with a syndicate of banks. Bank of America, N.A. served as the administrative agent. Merrill Lynch Pierce Fenner & Smith Incorporated, JPMorgan Securities LLC and U.S. Bank National Association acted as joint lead arrangers and joint book managers in the syndication. The Credit Facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility, each with a maturity date of July 1, 2018. At December 31, 2014, $319.4 million of the term loan and $45.5 million of the line of credit was outstanding. Our Credit Facility contains certain restrictive covenants, which restrict our ability to, among other things, incur additional indebtedness, incur certain liens on our assets or sell assets, make investments and make other restricted payments. Our Credit Facility also requires us to maintain specified financial ratios under certain conditions and satisfy financial condition tests. Our ability to meet those financial ratios and tests and otherwise comply with our financial covenants may be affected by the factors described in this “Risk Factors” section of this report and other factors outside our control, and we may not be able to continue to meet those ratios, tests and covenants. Our ability to generate sufficient cash from operations to meet our debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. A breach of any of these covenants, ratios, tests or restrictions, as applicable, or any inability to pay interest on, or principal of, our outstanding debt as it becomes due could result in an event of default. Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable.
At December 31, 2014, we were in compliance with all of our debt covenants as required under the Credit Facility. If we are unable to comply with the restrictive covenants in the future, we would be required to obtain amendments or waivers from our lenders or secure another source of financing. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis. In addition, these restrictive covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities.
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
Sales of substantial numbers of additional shares of our common stock or any shares of our preferred stock, including sales of shares in connection with any future acquisitions, or the perception that such sales could occur, may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy obligations upon exercise of outstanding warrants or options or for other reasons. Our certificate of incorporation provides that we have authority to issue 125,000,000 shares of common stock. As of December 31, 2014, 37,360,515 shares of common stock were issued and outstanding.
Provisions in our certificate of incorporation could make it more difficult for a third party to acquire us or could adversely affect the rights of holders of our common stock or the market price of our common stock.
Our certificate of incorporation provides that our board of directors has the authority, without any action of our stockholders, to issue up to 2,000,000 shares of preferred stock. Preferred stock may be issued upon such terms and with such designations as our board of directors may fix in its discretion, including with respect to: (i) the payment of dividends upon our liquidation, dissolution or winding up; (ii) voting rights that dilute the voting power of our common stock; (iii) dividend rates; (iv) redemption or conversion rights; (v) liquidation preferences; or (vi) voting rights.
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
We do not anticipate paying cash dividends on our common stock in the foreseeable future. Our present policy is to retain earnings to provide for the operation and expansion of our business or for the repurchase of shares of our common stock. Any payment of cash dividends will depend upon our earnings, financial condition, cash flows, financing agreements and other factors deemed relevant by our board of directors. Furthermore, under the terms of certain debt arrangements to which we are a party, we are subject to certain limitations on paying dividends. However, we carefully review this policy regularly and could initiate dividends in the future, depending on appropriate circumstances.
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
Fyfe Co., our wholly-owned subsidiary, leases an office in San Diego, California.

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
Our wholly-owned subsidiary, Bayou, owns a pipe yard in New Iberia, Louisiana and leases approximately 221 acres from the Port of Iberia and other property owners in Louisiana, of which certain portions have been subleased to our other Bayou subsidiaries.
Our joint venture, BPPC, owns a pipe coating and insulation facility in Camrose, Alberta, Canada.
CCSI, another wholly-owned subsidiary, owns properties in Bakersfield, California and Conroe, Texas that are used as office space and operational facilities.
Our wholly-owned subsidiary, Brinderson, leases an office in Costa Mesa, California for its headquarters and also leases various operational facilities throughout the Western United States and Texas.
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

Item 4. Mine Safety Disclosure.
None.

Item 4A. Executive Officers of the Registrant.
Our executive officers, and their respective ages and positions with us, are as follows:

Charles R. Gordon	56	President and Chief Executive Officer
David F. Morris	53	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
David A. Martin	47	Executive Vice President and Chief Financial Officer
John D. Huhn	46	Senior Vice President, Strategy and Corporate Development
Kenneth L. Young	63	Senior Vice President and Treasurer
Laura M. Villa	45	Senior Vice President – Human Resources
Charles R. Gordon serves as our President and Chief Executive Officer, a position he has held since October 2014. Mr. Gordon had been serving as the Company’s interim Chief Executive Officer since May 2014 and has served on the Company’s Board of Directors since 2009. Prior to serving as interim Chief Executive Officer of the Company, Mr. Gordon served as Chief Executive Officer of Natural Systems Utilities, LLC, a distributed water infrastructure company, from February 2014 to May 2014. Prior to Natural Systems Utilities, LLC, Mr. Gordon was President and Chief Operating Officer of Nuverra Environmental Solutions, Inc. (a holding company formerly known as Heckmann Corporation that buys and builds companies in the water sector) from November 2010 until his resignation in October 2013. Mr. Gordon was President and Chief Executive Officer of Siemens Water Technologies (a business unit of Siemens AG, a world leader in products, systems and services for water and wastewater treatment for industrial, institutional and municipal customers) from 2008 to 2010. Previously, Mr. Gordon served as Executive Vice President of the Siemens Water & Wastewater Systems Group from 2005 to 2008 and as Executive Vice President of the Siemens Water & Wastewater Services and Products Group from 2003 to 2005. His past experience also includes various management positions with US Filter Corporation and Arrowhead Industrial Water, prior to the acquisition of US Filter Corporation by the Siemens family of companies in 2004.
David F. Morris serves as our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary, a position he has held since October 2014. Mr. Morris served as our Vice President, Chief Administrative Officer, General Counsel and Secretary beginning in January 2005 through April 2007, at which time he was promoted to Senior Vice President. Mr. Morris became our Chief Administrative Officer in August 2007. From March 1993 until January 2005, Mr. Morris was an attorney with the law firm of Thompson Coburn LLP, St. Louis, Missouri, most recently as a partner in its corporate and securities practice areas.
David A. Martin serves as our Executive Vice President and Chief Financial Officer, a position he has held since October 2014. Mr. Martin served as our Vice President and Chief Financial Officer from August 2007 through April 2009, at which time he was promoted to Senior Vice President and Chief Financial Officer, a position he held from April 2009 to October 2014. Previously, he was Vice President and Corporate Controller and finance director of our European operations. Mr. Martin joined our Company in 1993 from the accounting firm of BDO Seidman, LLP, where he was a senior accountant.
John D. Huhn serves as our Senior Vice President, Strategy & Corporate Development, a position he has held since October 2014. Mr. Huhn served as our Vice President, Strategy & Corporate Development from June 2014 until October 2014. Prior to rejoining Aegion in June 2014, Mr. Huhn served as Vice President, Strategy and Corporate Development for HBM Holdings, a private equity firm that acquires, builds and operates middle market businesses, a position he held since 2012. Prior to HBM Holdings, Mr. Huhn served as our Vice President, Strategy and Corporate Development from 2008 to 2012.
Kenneth L. Young serves as our Senior Vice President and Treasurer, a position he has held since October 2014. Mr. Young served as our Vice President and Treasurer from April 2009 until October 2014. Prior to joining our Company in April 2009, he served as the Chief Financial Officer, Secretary and Treasurer for Huttig Building Products, Inc. (a building supply distributor), from 2005 to 2009. Prior to that, he served as Corporate Treasurer for MEMC Electronic Materials (now SunEdison, Inc.) from 1989 to 2005.
Laura M. Villa serves as our Senior Vice President – Human Resources, a position she has held since October 2014. Ms. Villa served as our Vice President - Human Resources from February 2012 until October 2014. From 2007 through 2012, Ms. Villa was an attorney for our Company, specializing in employment and labor law, human resources and corporate compliance. Prior thereto, Ms. Villa served as Director of Human Resources at bioMérieux, Inc. (a multinational biotechnology company) from 2003 to 2006 and as General Counsel from 2000 to 2003.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares, $.01 par value, are traded on The Nasdaq Global Select Market under the symbol “AEGN”. The following table sets forth the range of quarterly high and low sales prices for the years ended December 31, 2014 and 2013, as reported on The Nasdaq Global Select Market. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

Period	High	Low
2014
First Quarter	$25.39	$19.14
Second Quarter	25.64	21.94
Third Quarter	25.52	21.69
Fourth Quarter	22.61	16.54

2013
First Quarter	$26.10	$21.51
Second Quarter	24.03	19.72
Third Quarter	25.00	21.21
Fourth Quarter	24.09	19.67
During the quarter ended December 31, 2014, we did not offer any equity securities that were not registered under the Securities Act of 1933, as amended. As of February 23, 2015, the number of holders of record of our common stock was 458.
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

The following table provides information as of December 31, 2014 with respect to the shares of common stock that may be issued under our existing equity compensation plans:
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,492,145	$20.39	2,172,594
Equity compensation plans not approved by security holders	—	—	—
Total	1,492,145	$20.39	2,172,594
_________________________________

(1)
The number of securities to be issued upon exercise of granted/awarded options, warrants and rights includes 503,134 stock options, 767,540 stock awards and 221,471 deferred and restricted stock units outstanding at December 31, 2014.

Issuer Purchases of Equity Securities
The following table provides information regarding repurchases made by us of our common stock during the year ended December 31, 2014, pursuant to share repurchase programs approved by our Board of Directors.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2014 (2)	77,976	$21.68	—	$—
February 2014 (1) (2)	38,096	22.37	25,400	19,412,131
March 2014 (1) (2)	123,003	23.83	117,300	16,618,299
April 2014 (1) (2)	91,222	23.87	91,083	14,443,983
May 2014 (1) (2)	309,143	24.09	114,740	11,736,386
June 2014 (1) (2)	243,400	22.85	243,400	6,173,591
July 2014 (1) (2)	429,130	22.98	268,838	—
August 2014 (2)	21,720	24.38	—	—
September 2014	—	—	—	—
October 2014 (2)	531	18.32	—	—
November 2014 (2)	517	22.54	—	—
December 2014	—	—	—	—
Total	1,334,738	$23.28	860,761	$—
_________________________________

(1)
In February 2014, our board of directors authorized the open market repurchase of up to $20.0 million of our common stock to be made during 2014. This amount constituted the maximum open market repurchases currently authorized in any calendar year under the terms of our Credit Facility. Once a repurchase is complete, we promptly retire the shares.

(2)
In connection with approval of our Credit Facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with “net, net” exercises of employee stock options and/or the vesting of restricted stock or deferred stock units issued to employees and directors. During 2014, 419,643 shares were surrendered in connection with stock swap transactions and 54,334 shares were surrendered in connection with restricted stock and deferred stock units transactions. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock or deferred stock units vested or the stock option was exercised. Once a repurchase is complete, we promptly retire the shares.

Performance Graph
The following performance graph compares the total stockholder return on our common stock to the S&P 500 Index and a selected peer group index for the past five years. In 2013, the Company changed the peer group index. This change was made in order to establish a peer group that we believed more closely identified with our businesses and industries and provided a better comparison of returns. The compensation committee of our board of directors also reviews data for this peer group in establishing the compensation of our executive officers. In 2014, the peer group index remained unchanged, which is comprised of the following companies:

•	Layne Christensen Company

•	MYR Group, Inc.

•	Primoris Services Corporation

•	Valmont Industries, Inc.

•	Kennametal, Inc.

•	LB Foster Company

•	Tetra Tech, Inc.

•	Matrix Service Company

•	Dril-Quip, Inc.

•	Team, Inc.

•	Willbros Group, Inc.

•	Helix Energy Solutions Group

•	Newpark Resources

•	Tesco Corporation
The graph assumes that $100 was invested in our common stock and each index on December 31, 2009 and that all dividends, if any, were reinvested.
Comparison of Five-Year Cumulative Return

	2009	2010	2011	2012	2013	2014
Aegion Corporation	$100.00	$116.68	$67.52	$97.67	$96.35	$81.91
S&P 500 Total Returns	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group	100.00	120.72	116.04	138.88	179.78	144.66
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

	Years Ended December 31,
	2014(1)	2013(2)(3)	2012(4)(5)	2011(6)(7)	2010
	(In thousands, except per share amounts)
INCOME STATEMENT DATA(9):
Revenues	$1,331,421	$1,091,420	$1,016,831	$925,766	$905,259
Operating income (loss)	(19,812)	66,882	81,803	45,707	87,525
Income (loss) from continuing operations (8)	(33,320)	50,812	54,374	27,134	60,973
Loss from discontinued operations	(3,847)	(6,461)	(1,713)	(587)	(511)
Net income (loss) (8)	(37,167)	44,351	52,661	26,547	60,462
Basic earnings (loss) per share:
Income (loss) from continuing operations (8)	(0.88)	1.31	1.38	0.68	1.55
Loss from discontinued operations	(0.10)	(0.17)	(0.04)	(0.01)	(0.01)
Net income (loss) (8)	(0.98)	1.14	1.34	0.67	1.54
Diluted earnings (loss) per share:
Income (loss) from continuing operations (8)	(0.88)	1.30	1.37	0.68	1.54
Loss from discontinued operations	(0.10)	(0.17)	(0.04)	(0.01)	(0.01)
Net income (loss) (8)	(0.98)	1.13	1.33	0.67	1.53
BALANCE SHEET DATA:
Cash and cash equivalents	$174,965	$158,045	$133,676	$105,292	$114,444
Working capital, net of cash	198,834	210,858	202,469	219,974	178,647
Current assets (10)	638,122	603,858	560,661	517,985	466,586
Property, plant and equipment, net	168,213	182,303	183,163	166,614	162,167
Total assets (10)	1,295,673	1,377,418	1,217,894	1,124,964	933,310
Current maturities of long-term debt and notes payable	26,399	22,024	33,775	26,541	13,028
Long-term debt, less current maturities	351,076	366,616	221,848	222,868	91,715
Total liabilities (10)	650,588	650,497	501,774	475,975	306,603
Total stockholders’ equity	626,635	709,368	699,316	640,732	617,332
_________________________________

(1)
2014 results include expenses of $49.5 million related to our 2014 Restructuring Plan, $52.7 million related to certain goodwill and definite-lived intangible asset impairments, and $1.4 million related to our acquisition of Brinderson and other targets. Results also include $4.5 million in proceeds received in connection with the settlement of escrow claims related to the purchase of Brinderson.

(2)	2013 results include expenses of $5.8 million related to our acquisition of Brinderson and other targets.

(3)	2013 results include amounts from our acquisition of Brinderson from its acquisition date of July 1, 2013.

(4)	2012 results include expenses of $3.1 million related to our acquisitions of Fyfe LA, Fyfe Asia and other targets.

(5)	2012 results include amounts from our acquisitions of Fyfe LA and Fyfe Asia from their acquisition dates of January 4, 2012 and April 5, 2012, respectively.

(6)
2011 results include expenses of $6.4 million related to our acquisitions of CRTS, Hockway and Fyfe NA and Fyfe LA, $2.2 million related to a company-wide restructuring program and $6.8 million related to the redemption of our Senior Notes due 2013 and our write-off of unamortized debt issuance costs from our prior credit facility.

(7)	2011 results include amounts from our acquisitions of CRTS, Hockway, Fyfe NA from their acquisition dates of June 30, 2011, August 2, 2011 and August 31, 2011, respectively.

(8)	All periods presented include amounts attributable to Aegion Corporation.

(9)	All amounts have been restated for the impact of discontinued operations.

(10)	Amounts also include certain components of discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview
We are a global leader in infrastructure protection and maintenance, providing proprietary technologies and services to: (i) to protect against the corrosion of industrial pipelines; (ii) rehabilitate and strengthen water, wastewater, energy and mining piping systems and buildings, bridges, tunnels and waterfront structures; and (iii) to utilize integrated professional services in engineering, procurement, construction, maintenance and turnaround services for a broad range of energy related industries. Our business activities include manufacturing, distribution, maintenance, construction, installation, coating and insulation, cathodic protection, research and development and licensing. Our 2013 acquisition of Brinderson, L.P. and related entities (“Brinderson”) opened new markets for us through the maintenance, engineering and construction services for downstream and upstream facilities in the North American oil and gas market. Our products and services are currently utilized and performed in more than 80 countries across six continents. We believe that the depth and breadth of our products and services platform make us a leading “one-stop” provider for the world’s infrastructure rehabilitation and protection needs.
We are organized into three operating segments, which are also our reportable segments: Infrastructure Solutions; Corrosion Protection; and Energy Services. Each segment is led by a unique leadership team has an operating president who reports to the chief operating decision manager (“CODM”). The operating results and financial information reported by each of the new segments are evaluated separately, regularly reviewed and used by the CODM to evaluate segment performance, allocate resources and determine management incentive compensation. The realignment did not change the composition of our reporting units for goodwill impairment testing purposes. The current and all future SEC filings will reflect these new reportable segments, unless and until such time as there is a subsequent change in our reportable segments.
Our long-term strategy consists of:
Infrastructure Solutions – Aging urban infrastructure will require increasing rehabilitation and maintenance over the long term. While the pace of growth is often based on government funding, the market need results in a long term stable growth opportunity for Aegion and its market leading brands, Fyfe and Insituform. We will optimize our municipal rehabilitation and commercial infrastructure operations by: (i) focusing on operational excellence; (ii) utilizing business development personnel to identify the need for new products and technologies across the platform; (iii) adding new, innovative technologies and services through licensing or selective acquisitions; (iv) enhancing returns through backward integrating into product manufacturing; and (v) addressing the need in international markets with alternative business models, including licensing and tube sales.
Corrosion Protection – Investment in North America’s pipeline infrastructure is required to transport non-conventional oil and gas fields, like the oil sands, the Gulf of Mexico deep-water reserves and the oil and gas shale reserves, to end markets in a safe and environmentally correct manner. Corrosion Protection has a unique portfolio of technologies to address the requirement for many of the aspects of pipeline protection including cathodic protection, linings and coatings. The business development effort provides solutions to customers to enhance the safety, environmental integrity and reliability of our customers’ pipelines in the oil and gas market. We license or acquire new technologies based on the needs of our customers, those of which would benefit from our market-leading presence and distribution channel.
Energy Services – With the continued development of conventional oil and gas reserves, North America will have competitive prices for refinery and petrochemical feedstocks. Energy Services has a unique value proposition based on its world class safety and labor productivity program that results in cost effective maintenance services at our customers’ refineries and petrochemical facilities. Our market position is expanded through organic growth, targeted acquisitions or alliances to bring additional product or service offerings to current customers, broaden our geographic footprint to additional markets, and increased penetration in end-markets such as petro-chemical and natural gas.
See “Financial Statements and Supplementary Data” in Item 8 of this report for further discussion regarding our recent acquisitions and strategic initiatives.

Results of Operations
2014 Compared to 2013

(dollars in thousands)			Increase (Decrease)
	2014	2013	$	%
Revenues	$1,331,421	$1,091,420	$240,001	22.0%
Gross profit	279,983	247,021	32,962	13.3
Gross profit margin	21.0%	22.6%	n/a	(160	)bp
Operating expenses	234,105	178,483	55,622	31.2
Goodwill impairment	51,512	—	51,512	100.0
Definite-lived intangible asset impairment	12,116	—	12,116	100.0
Earnout reversal	—	(4,175)	(4,175)	(100.0)
Acquisition-related expenses	1,375	5,831	(4,456)	(76.4)
Restructuring charges	687	—	687	100.0
Operating income (loss)	(19,812)	66,882	(86,694)	(129.6)
Operating margin	(1.5)%	6.1%	n/a	(760	)bp
Income (loss) from continuing operations	(31,565)	52,007	(83,572)	(160.7)
Consolidated loss from continuing operations was $31.6 million in 2014, which was a decrease of $83.6 million, or 160.7%, from $52.0 million in 2013. During 2014 and 2013, we recognized the following material events:

•
On December 31, 2014, we recognized pre-tax, non-cash charges of $35.4 million ($31.3 million post-tax) in our Corrosion Protection segment related to an impairment review for goodwill and long-lived assets (see Note 2 to the consolidated financial statements contained in this report). We performed this review as certain reporting units in the energy sector experienced customer-driven delays, work order cancellations and canceled sales opportunities as a result of declining oil prices in the fourth quarter of 2014. As a result, the Bayou and CRTS reporting units incurred goodwill impairment charges of $29.7 million and 5.7 million, respectively. There were no impairment charges related to long-lived assets.

•
During the fourth quarter of 2014, we finalized the settlement of negotiated working capital for the Brinderson acquisition as well as escrow claims made pursuant to the purchase agreement. As as a result of the settlement, we received proceeds of approximately $5.5 million, $1.0 million of which was recorded as a purchase price adjustment related to working capital and the remaining $4.5 million was recorded as an offset to operating expense in the Consolidated Statement of Operations. Brinderson is reported in the Energy Services segment.

•	During the fourth quarter of 2014, we recognized a non-cash reserve of $6.2 million related to certain disputed receivables in our Infrastructure Solutions segment.

•
On October 6, 2014, our board of directors approved a realignment and restructuring plan (the “2014 Restructuring Plan”), which was intended to exit low-return businesses and reduce the size and cost of our overhead structure to improve gross margins and profitability in the long term (see Note 3 to the consolidated financial statements contained in this report). As part of the 2014 Restructuring Plan, we recognized pre-tax charges in 2014 totaling $49.5 million ($36.2 million post-tax), of which, $43.9 million and $5.6 million were related to non-cash charges and cash charges, respectively. The non-cash charges totaling $43.9 million included $22.2 million related to the impairment of certain long-lived assets and definite-lived intangible assets for Bayou’s coating operations in Louisiana, which is reported in the Corrosion Protection segment, and $21.7 million related to inventory obsolescence, impairment of certain long-lived assets and definite-lived intangible assets, bad debt expense, write-off of certain other current assets and a legal accrual related to disputed work performed by our European and Asia-Pacific operations, which are reported in the Infrastructure Solutions segment. The cash charges totaling $5.6 million included employee severance, retention, extension of benefits, employment assistance programs and other costs associated with the restructuring for the Fyfe North American operations and Insituform’s European and Asia-Pacific operations, which are reported in the Infrastructure Solutions reportable segment.

•
On October 1, 2014, we recognized a pre-tax, non-cash charge of $17.3 million ($15.3 million post-tax) in our Infrastructure Solutions reportable segment related to our annual impairment assessment for goodwill (see Note 2 to the consolidated financial statements contained in this report). As a part of the assessment, we determined that the Fyfe reporting unit had a fair value below its carrying value; therefore, we performed fair value testing for goodwill and certain long-lived assets of this reporting unit. As a result of our analysis, the Fyfe reporting unit incurred goodwill and long-lived asset impairment charges of $16.1 million and $1.2 million, respectively. The long-lived asset impairment charge related to a definite-lived intangible asset for Fyfe Latin America.

•
In June 2013, we recognized a gain of $11.3 million ($7.9 million post-tax) in our Infrastructure Solutions reportable segment related to the sale of our 50% joint venture interest in Germany (Insituform Rohrsanierungstechniken GMBH). The sale price was €14 million, or approximately $18.3 million.

Excluding the events for goodwill and long-lived asset impairments, the Brinderson escrow settlement, reserve for certain disputed receivables, the 2014 Restructuring Plan, and the gain on sale of our joint venture interest in 2013, as noted above, consolidated income from continuing operations in 2014 increased $10.3 million, or 23.4%, to $54.4 million in 2014 compared to $44.1 million in 2013. The increase was primarily due to a full year contribution from Brinderson, which was acquired on July 1, 2013, increased revenues and related profitability of the Infrastructure Solutions segment, a reduction of acquisition-related expenses and bank fees recorded in the third quarter of 2013 related to the Brinderson acquisition. Partially offsetting the increase in consolidated income from continuing operations was a decrease related to reduced project activities in our Corrosion Protection segment, specifically within our industrial linings operations and our coating operations in Louisiana, higher interest costs as a result of higher principal balances related to a full year 2014 versus six months in 2013 from the Brinderson acquisition and a higher effective income tax rate in 2014.
Revenues in 2014 increased $240.0 million, or 22.0%, to $1,331.4 million in 2014 compared to $1,091.4 million in 2013. This increase was primarily due to the addition of Brinderson in July 2013, which contributed $148.6 million in revenues during the first six months of 2014 with no revenues in the first six months of the prior year period. Additionally, the Infrastructure Solutions segment increased revenues $37.9 million, or 7.2%, in 2014 compared to the prior period. Partially offsetting the increase in revenues was a decrease related to reduced project activities in our Corrosion Protection segment, specifically within our industrial linings operations and our coating operations in Louisiana.
Operating expenses in 2014 increased $55.6 million, or 31.2%, to $234.1 million compared to $178.5 million in 2013. Excluding operating expenses of $20.6 million related to the 2014 Restructuring Plan, $6.2 million for reserves related to disputed receivables and $13.9 million related to Brinderson’s first six months of 2014 with no operating expenses in the first six months of 2013, operating expenses increased $15.1 million, or 8.5%, to $199.6 million in 2014 compared to $178.5 million in 2013. The increase in operating expenses was primarily due to increased costs related to building certain sales and operational organizations to support growth. Operating expenses as a percentage of revenues was 15.0% and 16.4% in 2014 and 2013, respectively.
Total contract backlog decreased to $758.0 million at December 31, 2014 from $759.0 million at December 31, 2013. This $1.0 million, or 0.1%, decrease was primarily due to decreased upstream project activity in our Energy Services segment and decreased project activity in our industrial linings operations in our Corrosion Protection segment as recent, depressed crude oil prices have curtailed customer spending. In the event crude oil prices remain depressed, our outlook and contract backlog could be negatively impacted in late 2015 and beyond. Partially offsetting this decrease was an increase in signed contracts primarily related to increased project activity in both our robotic coatings operations and coating operations in Louisiana within our Corrosion Protection segment and Fyfe North America in our Infrastructure Solutions segment.
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
Consolidated income from continuing operations decreased $6.6 million, or 11.2%, to $52.0 million in 2013 compared to $58.6 million in 2012. The decrease was attributable to declines in our Corrosion Protection and Infrastructure Solutions segments due to (i) weaker market conditions for our coatings business in New Iberia, Louisiana, supporting the Gulf of Mexico; (ii) weaker market conditions in certain international markets for our industrial linings business, notably Mexico and

South America; and (iii) a stall in sales activities and project performance issues for our Fyfe North American business due to the departure in late 2012 of several key leaders in sales and operations. Also contributing to the decrease was a $2.7 million increase in acquisition-related expenses incurred in 2013 and the $5.8 million pre-tax difference in earnout reversals between the two periods. Partially offsetting these declines were increases in our global Insituform businesses, profit generated during the second half of 2013 by Brinderson, and the $7.9 million (post-tax) gain on sale we recognized in 2013 in connection with the sale of our 50% interest in our German joint venture.
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
Revenues during 2013 increased $74.6 million, or 7.3%, compared to 2012 primarily due to Brinderson, which contributed $108.2 million in revenues during the second half of 2013, and improvements in our global Insituform businesses, specifically North America and Asia. In North America, we experienced a 13.3% revenue growth in 2013 compared to 2012 from improved backlog and a shift to more large diameter projects. Exclusive of Brinderson’s contribution, revenues decreased during 2013 compared to 2012 primarily due to lower workable backlog levels within our Fyfe North American business and our Corrosion Protection segment’s coating operations.
Operating expenses increased $9.6 million, or 5.7%, in 2013 compared to 2012 due to the addition of Brinderson, which contributed $11.4 million in operating expenses during the second half of 2013. Exclusive of Brinderson, operating expenses decreased during 2013 compared to 2012 from a reduction in incentive compensation expense, operational efficiencies gained in our cathodic protection operations and continued improvements in leveraging our fixed cost structure in our Insituform North American operations.
Total contract backlog was $759.0 million at December 31, 2013. Exclusive of Brinderson, contract backlog decreased to $490.7 million at December 31, 2013 from $533.2 million at December 31, 2012, due to conditions affecting portions of our Corrosion Protection segment and larger projects being completed during 2013, offset by an overall backlog increase in our Infrastructure Solutions platform.

Segment Results

Infrastructure Solutions Segment
In connection with our 2014 Restructuring Plan, we established the Infrastructure Solutions segment. This segment is the combination of two previously reportable segments, the Water and Wastewater segment and the Commercial and Structural segment.
Key financial data for our Infrastructure Solutions segment was as follows:

			2014 vs 2013				2013 vs 2012
(dollars in thousands)			Increase (Decrease)				Increase (Decrease)
	2014	2013	$	%		2012	$	%
Revenues	$567,205	$529,301	$37,904	7.2%		$502,856	$26,445	5.3%
Gross profit	135,883	119,458	16,425	13.7		116,149	3,309	2.8
Gross profit margin	24.0%	22.6%	n/a	140	bp	23.1%	n/a	(50	)bp
Operating expenses	124,101	91,258	32,843	36.0		91,581	(323)	(0.4)
Goodwill impairment	16,069	—	16,069	100.0		—	—	n/m
Definite-lived intangible asset impairment	1,220	—	1,220	100.0		—	—	n/m
Earnout reversal	—	(287)	287	100.0		(365)	78	(100.0)
Acquisition-related expenses	—	—	—	n/m		3,124	(3,124)	(100.0)
Restructuring charges	687	—	687	100.0		—	—	n/m
Operating income (loss)	(6,194)	28,487	(34,681)	(121.7)		21,809	6,678	30.6
Operating margin	(1.1)%	5.4%	n/a	(650	)bp	4.3%	n/a	110	bp

Revenues
Revenues in our Infrastructure Solutions segment increased $37.9 million, or 7.2%, in 2014 to $567.2 million compared to $529.3 million in 2013. Revenues increased $39.1 million in Insituform’s North American operations primarily due to increased volume activity in our contracting operations, despite poor weather conditions that persisted much of the first quarter of 2014. Revenues decreased $8.2 million, conversely, in Insituform’s European and Asia-Pacific operations as we exited certain low-return businesses as part of our 2014 Restructuring Plan. Revenues increased $7.0 million in our Fyfe operations as revenues in our Fyfe North American operations increased $2.5 million as we continued to make progress to stabilize operations following the departure of four key employees in late 2012 and Fyfe Asia operations increased $4.5 million due to increased project activity.
Contract backlog in our Infrastructure Solutions segment at December 31, 2014 was $337.5 million, a $7.6 million, or 2.3%, increase from backlog at December 31, 2013. Insituform’s North American operations continued to benefit from solid municipal spending and improved bidding performance. Several new project wins were added into backlog, primarily in the first half of 2014. Our visibility into our Fyfe North American prospects continues to improve, and we anticipate improvements in sales momentum and backlog in 2015. We also expect the domestic municipal market activity and bidding performance to remain robust in 2015.
During 2013, revenues increased $26.4 million, or 5.3%, to $529.3 million compared to $502.9 million in 2012. The growth came from increased volume in our Insituform North American operations. Specifically, several crews were added during the year (capitalizing on record backlog levels) and large-diameter footage increased more than 100% compared to the prior year. We also had a favorable project mix from our manufacturing facility, producing 89% more large diameter tube in 2013 than in 2012 to our contracting operations. Our Fyfe Canadian operation increased $2.7 million due to a large material order and Fyfe Asia increased $4.4 million due to stronger project activity in Singapore and Hong Kong. Offsetting these increases were lower volumes in several of our Insituform Asian markets in 2013 including Singapore, where we substantially completed the legacy projects, and India, where there was no new large project activity during 2013. In addition, our operations in France and Switzerland experienced a weaker 2013 due to a number of project delays and sustained recessionary impacts. Our Fyfe United States operations declined $21.1 million in 2013 primarily due to the departure in late 2012 of several key leaders in sales and operations, primarily in the pipeline business. The departures resulted in: (1) lower workable backlog from a stall in sales activity that is being addressed by the ongoing investment in the sales organization; and (2) performance issues on certain projects and stranded fixed costs from lower revenue. The departures caused disruption in the organization, significantly extending the time needed for the investments made in the sales and operations functions to take hold.
Gross Profit and Gross Profit Margin
Gross profit in our Infrastructure Solutions segment increased $16.4 million, or 13.7%, to $135.9 million in 2014 compared to $119.5 million in 2013. Gross margin percentages increased to 24.0% in 2014 from 22.6% in 2013. As part of the 2014 Restructuring Plan, we recognized charges totaling $4.3 million in our Insituform European and Asia-Pacific operations in the third and fourth quarters of 2014. The $4.3 million of charges consisted of $2.8 million of non-cash charges related to inventory obsolescence and $1.1 million of cash charges related to other restructuring and exit costs. Excluding charges from the 2014 Restructuring Plan, gross profit increased $20.7 million, or 17.3%, to $140.2 million in 2014 compared to $119.5 million in 2013. Gross margin percentages increased to 24.7% in 2014 from 22.6% in 2013. The increase in gross profit was primarily due to increased installation project work and improved project execution in the North American operations for both Insituform and Fyfe and our Fyfe Asia operations. Offsetting the increase in gross profit, were decreases primarily due to isolated project remediation efforts in Insituform's European operations and certain project delays that negatively impacted profitability in our Insituform Asian operations. Gross margin percentages increased primarily due to strong project execution in our North American operations for both Insituform and Fyfe.
In 2013, gross profit increased $3.3 million, or 2.8%, to $119.5 million in 2013 compared to $116.2 million in 2012; however, gross margin percentages decreased to 22.6% in 2013 from 23.1% in 2012. The increase is due to improved project mix during 2013 in our Insituform North American operations, which shifted to more medium and large diameter work. Additionally, the efforts to improve project cost estimating, maintain bidding discipline and focus on strong project management execution contributed to the year’s improved results. Internationally, gross profit improved primarily due to a reduction of the large losses in Singapore from 2012. During 2013, we reduced losses in Singapore by $5.9 million. We also increased gross profit from our Australian and Malaysian operations by $1.1 million and $2.5 million, respectively, during 2013. Partially offsetting these improvements were decreases in gross profit related to project execution issues in the United Kingdom and Switzerland. The gross margin decline was primarily due to project performance issues relative to project bids and reduced levels of higher margin pipeline projects in our Fyfe North American operations. We are focused on investments in sales, engineering and operations to increase our growth opportunities and improve backlog and execution capabilities.

Operating Expenses
Operating expenses in our Infrastructure Solutions segment increased $32.8 million, or 36.0%, to $124.1 million in 2014 compared to $91.3 million 2013. Operating expenses as a percentage of revenues were 21.9% in 2014, compared to 17.2% in 2013. As part of the 2014 Restructuring Plan, we recognized $20.6 million in operating expenses, of which $17.2 million related to non-cash charges associated with the write-down of long-lived assets, allowances for accounts receivable, impairment of fixed assets and write-off of certain other assets; and $3.4 million related to cash charges associated with exiting of certain foreign locations. Also contributing to the increase in operating expenses was $6.2 million in non-cash charges related to bad debt expense for disputed accounts receivable. Excluding the charges related to the 2014 Restructuring Plan and disputed accounts receivable, operating expenses increased only $6.2 million, or 6.7%, primarily due to support related to growth and to investments made to hire experienced sales and business development professionals in our Fyfe North American operations to restore the growth expected for this business.
Operating expenses decreased by $0.3 million, or 0.4%, in 2013 compared to 2012 primarily due to a continued focus on operational efficiencies and resource management including the cost reduction initiatives taken in 2012. Operating expenses, as a percentage of revenues, were 17.2% in 2013 and 18.2% in 2012. Despite increased volumes, operating expenses have been flat due to efficiencies gained in project management along with operational and administrative realignments in our Insituform North American operations. Operating expenses in Europe and Asia were steady as new investments in operational management have been offset by savings from the reduced operations in Singapore and realignment of operations in certain European countries.
Operating Income (Loss) and Operating Margin
Our Infrastructure Solutions segment recognized a operating loss of $6.2 million in 2014 as compared to operating income of $28.5 million in 2013. Operating margin decreased 650 basis points to (1.1)% in 2014 compared to 5.4% in 2013. Excluding the previously discussed pre-tax charges of $24.9 million related to the 2014 Restructuring Plan, $16.1 million related to goodwill impairment and $1.2 million related to definite-lived intangible asset impairment, operating income increased $8.2 million, or 28.8%, to $36.7 million in 2014 as compared to $28.5 million in 2013. The increase in operating income was primarily due to increased revenues and related gross profit in our North American operations for both Insituform and Fyfe. Exclusive of the charges discussed above, operating margin increased 110 basis points to 6.5% in 2014 compared to 5.4% in 2013.
During 2013, operating income increased $6.7 million, or 30.6%, to $28.5 million compared to $21.8 million in 2012. Operating margin increased to 5.4% in 2013 compared to 4.3% in 2012 driven by the higher gross profit margin levels previously discussed, slightly lower operating expenses and no acquisition-related expenses in 2013.
During 2013 and 2012, we reversed $0.3 million and $0.4 million, respectively, of the contractual earnouts related to Fyfe LA because operating results were below the stated threshold amounts in the purchase agreement. During 2012, we incurred $2.2 million of acquisition-related expenses in connection with the acquisitions of Fyfe Asia and Fyfe LA.

Corrosion Protection Segment
In connection with our 2014 Restructuring Plan, we established the Corrosion Protection segment. This segment consists of all businesses previously reported in the Energy and Mining segment less Brinderson, which is now reported in the Energy Services segment.
Key financial data for our Corrosion Protection segment, as updated for discontinued operations, was as follows:

			2014 vs 2013				2013 vs 2012
(dollars in thousands)			Increase (Decrease)				Increase (Decrease)
	2014	2013	$	%		2012	$	%
Revenues	$458,409	$453,886	$4,523	1.0%		$513,975	$(60,089)	(11.7)%
Gross profit	99,304	108,535	(9,231)	(8.5)		127,605	(19,070)	(14.9)
Gross profit margin	21.7%	23.9%	n/a	(220	)bp	24.8%	n/a	(90	)bp
Operating expenses	83,256	75,170	8,086	10.8		77,265	(2,095)	(2.7)
Goodwill impairment	35,443	—	35,443	100.0		—	—	n/m
Definite-lived intangible asset impairment	10,896	—	10,896	100.0		—	—	n/m
Earnout reversal	—	(3,888)	(3,888)	(100.0)		(9,654)	5,766	(100.0)
Acquisition-related expenses	719	—	719	—		—	—	n/m
Operating income (loss)	(31,010)	37,253	(68,263)	(183.2)		59,994	(22,741)	(37.9)
Operating margin	(6.8)%	8.2%	n/a	(1,500	)bp	11.7%	n/a	(350	)bp
Revenues
Revenues in our Corrosion Protection segment increased by $4.5 million, or 1.0%, to $458.4 million in 2014 compared to $453.9 million in 2013. The increase in revenues was primarily due to increased project work in our domestic and international cathodic protection operations totaling $23.4 million, our robotic coating operations totaling $4.8 million and our Canadian coating operations totaling $11.1 million. Partially offsetting these increases were reduced project activities in both our industrial linings operations and our coating operations in Louisiana. The decrease in our industrial lining operations totaled $29.0 million and was primarily due to the 2013 completion of a large project in Morocco which contributed $16.2 million in revenue in 2013 with no revenue in 2014 and decreased project activity in the Middle East and domestic operations. The decrease in project activity in our coating operations in Louisiana totaled $8.8 million and was primarily due to the decrease in scope of a large project with a single client and delays from customer driven timing of project activity.
Contract backlog for our Corrosion Protection segment was $176.0 million at December 31, 2014, which represented a $15.2 million, or 9.5%, increase compared to $160.8 million at December 31, 2013. The increase in contract backlog is the result of added signed contracts related to project activity in all operations of the Corrosion Protection segment except for the industrial linings operations which experienced a decline of $18.0 million. Due to the recent decline in crude oil prices of approximately 50% since October 2014, certain customers have curtailed their 2015 capital spending programs and postponed certain projects that will adversely impact a portion of the Corrosion Protection segment, which could impact our backlog, revenues and profitability in 2015 compared to 2014.
During 2013, revenues in our Corrosion Protection segment decreased by $60.1 million, or 11.7%, to $453.9 million compared to $514.0 million in 2012. This decrease was primarily due to reduced revenue in our industrial linings operations in Morocco, slower market demand in certain international markets, notably Mexico and South America, lower revenue at our coating operations in New Iberia, Louisiana, and lower revenues in our robotic coatings operations. In Morocco, revenues declined $29.8 million, or 64.8%, year over year, as the project was completed late in 2013, with larger portions being completed in 2012. Our coating operations experienced a $19.5 million decrease from 2012 due to a lack of project activity available in the market, primarily the Gulf of Mexico, coupled with certain projects shifting to 2014 and 2015. Our industrial linings operations experienced weakness in Mexico and South America in 2013 compared to 2012 due to lower mining sector activity and economic issues in various countries. Collectively, revenue in these markets declined by $17.2 million, or 41.3%. These declines were partially offset by $10.4 million, or 4.7%, growth from our cathodic protection operations due to stronger market conditions in 2013, particularly in certain regional markets in the United States and Europe, and continued favorable market conditions in North America as well as growth in our industrial linings operations in the Middle East, which increased revenue by $29.1 million, or 229.4%, in 2013.

Gross Profit and Gross Profit Margin
Gross profit in our Corrosion Protection segment decreased $9.2 million, or 8.5%, to $99.3 million in 2014 compared to $108.5 million in 2013. Gross margins declined by 220 basis points to 21.7% during 2014. As part of the 2014 Restructuring Plan and related assessment of goodwill and long-lived assets, we recognized a non-cash charge of $11.3 million related to fixed asset impairment in our Bayou coating operation in Louisiana in 2014. Exclusive of the impairment charge, gross profit increased $2.1 million, or 1.9%, and gross profit margin increased 20 basis points to 24.1% in 2014 compared to 23.9% in 2013. The increase in gross profit and related gross profit margin was primarily due to increased project activity, project efficiencies and a higher margin project mix in the Canadian operations of both our cathodic protection operations and our coating operations. Offsetting the overall increase in gross profit was a decrease related to a slowdown in project activity in our industrial linings operations.
During 2013, our Corrosion Protection segment gross profit decreased by $19.1 million, or 14.9%, to $108.5 million compared to $127.6 million in 2012. Gross margins declined by 90 basis points to 23.9% during 2013. The primary drivers of the decline in gross margins from the prior year were additional costs for the industrial linings project in Morocco, and 2012 which contained a large, higher gross profit concrete job for our coating operations in New Iberia, Louisiana that was not present during 2013. The industrial lining work in Morocco generated negative gross margins in 2013 and declined $8.7 million compared to 2012, while gross profit on the coating operations in New Iberia, Louisiana declined $6.9 million, or 94.0%. In addition, gross profit from our robotic coating operations decreased $3.6 million, or 30.3%, due to customer-directed delays on the Wasit project and other projects being moved into 2014. Partially offsetting these declines were improved results from our industrial linings operations in the Middle East, which increased gross profit $4.0 million during 2013.
Operating Expenses
Operating expenses in our Corrosion Protection segment increased by $8.1 million, or 10.8%, in 2014 compared to $75.2 million in 2013 primarily due to an increase in our cathodic protection operations as we expanded our operations into the Middle East and in our robotic and field service coatings operations as we increased sales and administrative functions. As a percentage of revenues, operating expenses were 18.2% and 16.6% in 2014 and 2013, respectively.
During 2013, operating expenses decreased by $2.1 million, or 2.7%, compared to $77.3 million in 2012. The primary driver was from our industrial lining operations, which increased $1.8 million, or 20.6%, during 2013 due to international expansion and to provide additional project support to the Moroccan project. Offsetting these increases were declines from improved cost efficiencies in our cathodic protection and robotics coating operations. As a percentage of revenues, operating expenses were 16.6% for 2013 compared to 15.0% for 2012 due to healthy top line growth and resulting coverage leverage.
Operating Income (Loss) and Operating Margin
Operating income decreased $68.3 million, or 183.2%, to a loss of $31.0 million in 2014 compared to income of $37.3 million in 2013. Operating margin was (6.8)% in 2014 compared to 8.2% in 2013.
As part of the 2014 Restructuring Plan, we recognized non-cash charges in the third quarter of 2014 totaling $11.3 million and $10.9 million related to fixed asset impairment for its Bayou coating operations in Louisiana and definite-lived intangible asset impairment related to Bayou, respectively. These charges, totaling $22.2 million, were the result of a triggering event that caused an assessment of goodwill and long-lived assets as of September 30, 2014. During the fourth quarter of 2014, we recognized additional non-cash charges of $35.4 million for additional goodwill impairment. This impairment was related to customer-driven delays, work order cancellations and canceled sales opportunities as a result of declining oil prices that were considered to be an impairment triggering event. These events caused an additional assessment of goodwill and long-lived assets as of December 31, 2014. Also in 2014, we incurred $0.7 million of acquisition-related expenses in connection with current acquisition targets.
During 2013, we reversed $3.9 million of the contractual earnouts related to CRTS because operating results were below the stated threshold amounts in the purchase agreement, mostly due to delays we have experienced with the Wasit project in Saudi Arabia. During 2012, we reversed $8.2 million and $1.5 million of the contractual earnouts related to CRTS and Hockway, respectively.
Excluding pre-tax charges of $57.6 million related to goodwill and long-lived asset impairments and $0.7 million of acquisition-related expenses in 2014, and contractual earnout reversals of $3.9 million in 2013, operating income decreased $6.1 million, or 18.1%, to $27.3 million in 2014 as compared to $33.4 million in 2013. The decrease in operating income was primarily due to a slowdown in project activity in our industrial linings operations and increased administrative expenses from our cathodic protection operations as we expanded our operations into the Middle East. Exclusive of the charges discussed above, operating margin decreased 140 basis points to 6.0% in 2014 compared to 7.4% in 2013.
During 2013, operating income decreased $22.7 million, or 37.9%, compared to $60.0 million in 2012. This decrease was due to lower gross margins, primarily in our coating operations in New Iberia, Louisiana and robotic coating operations. Also contributing were lower earnout reversals recorded for CRTS as previously discussed. Operating margin decreased 350 basis points to 8.2% in 2013 compared to 11.7% in 2012.

Energy Services Segment
In connection with our 2014 Restructuring Plan, we established the Energy Services segment. This segment consists solely of Brinderson which was acquired on July 1, 2013 and was previously reported in the Energy and Mining segment. Brinderson is a leading integrated service provider of maintenance, construction, engineering and turnaround activities for the upstream and downstream oil and gas markets. Brinderson is currently expanding in the West Texas Permian Basin region and other regions primarily in the western United States.
Key financial data for our Energy Services segment was as follows:

			2014 vs 2013				2013 vs 2012
(dollars in thousands)			Increase (Decrease)				Increase (Decrease)
	2014	2013	$	%		2012	$	%
Revenues	$305,807	$108,233	$197,574	182.5%		$—	$108,233	n/a
Gross profit	44,796	19,028	25,768	135.4		—	19,028	n/a
Gross profit margin	14.6%	17.6%	n/a	(300	)bp	—%	n/a	n/a
Operating expenses	26,748	12,055	14,693	121.9		—	12,055	n/a
Acquisition-related expenses	656	5,831	(5,175)	n/m		—	5,831	n/a
Operating income	17,392	1,142	16,250	(1,422.9)		—	1,142	n/a
Operating margin	5.7%	1.1%	n/a	460	bp	—%	n/a	n/a
Revenues
Revenues in our Energy Services segment increased $197.6 million, or 182.5%, to $305.8 million for 2014 compared to 2013. Revenues in 2014 represented a full year of operations; whereas, revenues in 2013 represented six months of operations as Brinderson was acquired on July 1, 2013. In 2014, the Energy Services segment generated revenues totaling $174.9 million from work performed in the downstream market and $130.9 million from work performed in the upstream market.
Contract backlog for Brinderson represents estimated revenues to be generated under long-term MSAs and other signed contracts. If the remaining term of the arrangements exceeds 12 months, the revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues. Contract backlog in our Energy Services segment was $244.5 million at December 31, 2014. This represented a decrease of $23.8 million, or 8.9%, compared to $268.3 million at December 31, 2013 as anticipated work related to certain exploration and production projects in our upstream market has slowed as a result of curtailed client spending related to depressed crude oil prices which will impact 2015 profitability for the segment.
Gross Profit and Gross Profit Margin
Gross profit in our Energy Services segment increased $25.8 million, or 135.4%, to $44.8 million in 2014 compared to $19.0 million in 2013, primarily as a result of increased project work and a full year of operations in 2014 versus six months of operations in 2013. Gross profit margins declined 300 basis points during 2014 compared to 2013 primarily due to a lower margin mix on projects in both the upstream and downstream markets and higher start-up costs on new, multi-year projects primarily in the downstream market.
Operating Expenses
Operating expenses in our Energy Services segment increased $14.7 million, or 121.9%, to $26.8 million in 2014 compared to $12.1 million in 2013. As part of a cash settlement related to escrow claims for Brinderson, we recorded an offset to operating expenses totaling $4.5 million in the fourth quarter of 2014. Excluding the settlement, operating expenses increased $19.2 million, or 158.7%, to $31.3 million in 2014 compared to $12.1 million in 2013 as operating expenses in 2014 represented a full year of operations; whereas, operating expenses in 2013 represented six months of operations. The increase in operating expenses was also due to additional support costs including sales staff, human resources and finance personnel to support the growth of the operations. Excluding the settlement, operating expenses as a percentage of revenues were 10.2% and 11.1% in 2014 and 2013, respectively.
Operating Income and Operating Margin
The financial results in 2014 were significantly higher than 2013 as a result of a full year’s operations compared to only six months of operations during 2013. This led to a $16.3 million increase in operating income in 2014 compared to 2013. Energy

Services operating margins improved to 5.7% in 2014 from 1.1% in 2013 primarily due to lower acquisition-related expenses in 2014.
During 2014 and 2013, we incurred $0.7 million and $5.8 million, respectively, of acquisition-related expenses in connection with the acquisition of Brinderson and current and former acquisition targets. The 2013 time period represents six months of financial results from the date of acquisition of Brinderson on July 1, 2013.

Other Income (Expense)
Interest Income and Expense
Interest income increased $0.3 million to $0.6 million in 2014 compared to 2013, primarily due to higher international cash balances throughout the year. Interest expense decreased by $0.3 million to $12.9 million in 2014 compared to $13.2 million in 2013. In 2013, we recognized charges of approximately $2.0 million related to certain arrangement fees associated with securing our new $650 million senior secured credit facility. Offsetting this in 2014 was outstanding loan principal balances, which were outstanding for the full year due to borrowings related to our July 1, 2013 acquisition of Brinderson.
Interest income decreased $0.2 million to $0.3 million in 2013 compared to $0.5 million in 2012, due to low interest rates on bank deposits. Interest expense increased by $3.1 million to $13.2 million in 2013 compared to $10.1 million in 2012 as outstanding loan principal balances increased year over year due to our July 1, 2013 acquisition of Brinderson. In 2013, we entered into a new $650 million credit facility in connection with our acquisition of Brinderson. Interest expense in 2013 also included $2.0 million in arrangement fees mentioned above.
Other Income (Expense)
Other income (expense) decreased by $8.8 million in 2014 compared to 2013 primarily due to activity in the second quarter of 2013, which included a $11.3 million gain recognized on the sale of our interest in our German joint venture, partially offset by a non-cash charge of $2.7 million related to a write-down of the investment in our Bayou joint venture as part of the purchase price accounting associated with our 2009 acquisition of The Bayou Companies L.L.C (“Bayou”) (as discussed in Note 1 to the consolidated financial statements contained in this report). 2013 also included higher foreign currency losses due to the revaluation of certain asset and liability balances, while 2014 included the $0.5 million loss recognized on the sale of our 49% interest in Bayou Coating (as discussed in Note 1 to the consolidated financial statements contained in this report).
Other income increased $6.3 million in 2013 compared to 2012 due to the $11.3 million gain recognized on the 2013 sale of our fifty percent (50%) interest in our German joint venture. Partially offsetting this increase were higher foreign currency losses resulting from the revaluation of certain asset and liability balances and a non-cash charge of $2.7 million related to the write-down of the investment in our Bayou joint venture as part of the purchase price accounting associated with our 2009 acquisition of Bayou. The non-cash charge represents our current estimate of the difference between the carrying value of the investment on our balance sheet and the amount we expect to receive in connection with the exercise option (as discussed in Note 1 to the consolidated financial statements contained in this report).

Taxes on Income (Loss)
Taxes on income decreased $16.0 million in 2014 compared to 2013. Our effective tax rate for continuing operations was 10.7% and 20.6% in 2014 and 2013, respectively. The effective tax rate in 2014 was unfavorably impacted by a relatively small income tax benefit recorded on significant pre-tax charges related to impairment charges and the impact of establishing valuation allowances on net operating losses in jurisdictions where we do not expect significant future taxable income.
Our effective tax rate for continuing operations was 20.6% and 26.3% in 2013 and 2012, respectively, both of which were lower than the U.S. federal statutory rate primarily due to significant income in jurisdictions with rates lower than the United States. The lower effective tax rate for 2013 compared to 2012 was primarily due to a shift in the mix of earnings towards foreign jurisdictions.
Our deferred tax liabilities in excess of deferred tax assets were $14.0 million at December 31, 2014, including a $19.4 million valuation allowance primarily related to foreign net operating losses. Deferred tax assets include $1.5 million of foreign tax credit carryforwards, of which, $0.5 million has no expiration date, and $3.9 million in federal, state and foreign net operating loss carryforwards, net of applicable valuation allowances, of which, $0.8 million has no expiration date and $3.1 million will expire between the years of 2015 and 2034.

Equity in Earnings of Affiliated Companies
Equity in earnings of affiliated companies was $0.6 million, $5.2 million and $6.4 million in 2014, 2013 and 2012, respectively. The decrease during 2014 is due to there being no contributions from our former German joint venture, following its sale in June 2013, and only three months of 2014 contributions from Bayou Coating, our former pipe coating joint venture in Baton Rouge, Louisiana, which was sold on March 31, 2014 (as discussed in Note 1 to the consolidated financial statements contained in this report). The decrease during 2013 was primarily due to the sale of our former German joint venture, partially offset by increased project activity from Bayou Coating.

Non-controlling Interests
Income attributable to non-controlling interests was $1.8 million, $1.2 million and $4.2 million in 2014, 2013 and 2012, respectively. The increase during 2014 was due to increased profitability in our coating joint venture in Canada and lower losses from our joint venture in Morocco, partially offset by increased losses from our insulation coating joint venture in Louisiana which started operations in 2014. The decrease during 2013 was due to lower results from our United Pipeline System joint ventures in Morocco and Mexico. The increase during 2012 was primarily related to the increased activity from our newly formed joint venture in Morocco and the noncontrolling interests of entities acquired in our 2012 purchases of Fyfe Asia and Fyfe LA. Additionally, during the fourth quarter of 2012, we purchased the remaining equity interest in our India joint venture.

Loss from Discontinued Operations
Loss from discontinued operations was $3.8 million, $6.5 million and $1.7 million in 2014, 2013 and 2012, respectfully. Our BWW business ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. During the fourth quarter of 2014, we completed final liquidation of BWW. Included within the final liquidation was the settlement of outstanding receivables with a single customer associated with a larger fabrication project. The Company also incurred cash charges of $1.4 million related to certain professional fees incurred during dissolution as well as in connection with the settlement discussed above. This resulted in a recorded pre-tax charge of approximately $6.0 million within discontinued operations. During 2013, as a result of closing this business, we recognized a pre-tax, non-cash charge of approximately $3.9 million ($2.4 million after-tax, or $0.06 per diluted share), to reflect the impairment of goodwill and intangible assets. The Company also recognized additional non-cash impairment charges for equipment and other assets of approximately $0.7 million on a pre-tax basis ($0.4 million on an after-tax basis; $0.01 per diluted share).

Liquidity and Capital Resources
Cash and Equivalents

	December 31, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$174,965	$158,045
Restricted cash	2,075	483
Restricted cash held in escrow primarily relates to funds reserved for legal requirements, deposits made in lieu of retention on specific projects performed for municipalities and state agencies, or advance customer payments and compensating balances for bank undertakings in Europe. Changes in restricted cash flows are reported in the consolidated statements of cash flows based on the nature of the restriction.
Sources and Uses of Cash
We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, working capital, debt service, acquisitions and share repurchases. During 2013, capital expenditures were primarily for supporting growth in our Infrastructure Solutions and Corrosion Protection operations, along with investments in new information technology systems to support the growth of our organization. For 2014, we experienced slightly increased levels of capital expenditures compared to 2013 due to a full year of operations for Brinderson and to support growth of our Infrastructure Solutions businesses, primarily in North America.
At December 31, 2014, our cash balances were located worldwide for working capital and support needs. Given our extensive international operations, approximately $101.2 million, or 57.9%, of our cash was denominated in currencies other than the United States dollar. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our intention is to permanently reinvest these earnings.
Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At December 31, 2014, we believe our net accounts receivable and our costs and estimated earnings in excess of billings as reported on our consolidated balance sheet were fully collectible. At December 31, 2014, we had certain net receivables (as discussed in the following paragraphs) that we believe will be collected but are being disputed by the customer in some manner, which has impacted or may meaningfully impact the timing of collection or require us to invoke our contractual rights to an arbitration or mediation process, or take legal action. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.
As of December 31, 2014, we had approximately $13.6 million in receivables related to certain projects in Texas, Georgia and Morocco that have been delayed in payment for separate and unavoidable reasons. We are in various stages of discussions and dispute resolution with the project clients regarding such receivables. In each of the above instances, the customer has failed to meet its payment obligations in the time frame set forth in the respective contracts. The Company believes that it has performed its obligations pursuant to such contracts, and is duly exercising its rights under the respective contracts to receive payment. The Company believes the likelihood of success in each of these cases is probable and the Company is vigorously defending its position in each respective contract. During the quarter ended December 31, 2014, we recorded a $6.2 million reserve related to certain of the receivables. While management’s assessment of the Company’s likelihood of prevailing in dispute resolution has not changed, management believes a negotiated settlement of such matters would be in the Company’s best interests as it would avoid (1) significant future legal expenses (for which there is no guarantee of recovery); and (2) significant time distractions for Company personnel and management.
During the fourth quarter of 2014, we completed final liquidation of BWW. Included within the final liquidation was the settlement of outstanding receivables with a single customer associated with a larger fabrication project. See further discussion in Note 12 to the consolidated financial statements contained in this report.
Management believes that the outstanding receivables as of December 31, 2014 are fully collectible and a significant portion of the receivables will be collected within the next twelve months.
Cash Flows from Operations
Cash flows from operating activities of continuing operations provided $81.9 million in 2014 compared to $88.1 million provided in 2013. The decrease in operating cash flow from 2014 to 2013 was primarily related to the timing of working capital requirements, particularly related to receivables, partially offset by higher cash-related earnings in 2014. The net loss recorded in 2014 was primarily related to non-cash charges of approximately $96.6 million and $11.8 million of income in 2013 was related to the sale of our German joint venture.
Working capital used $17.5 million of cash during 2014 compared to $1.9 million used in 2013. This decrease in cash flow was primary due to increased project activity in the latter part of 2014 compared to 2013, which increased retainage and estimated earnings in excess of billings. The Company decreased its net accounts receivable in 2014 compared to 2013 due to certain allowances for accounts receivable related to the 2014 Restructuring Plan and our continued focus on cash management practices and progress on collecting receivable balances, particularly in the latter part of the year. During 2014, we improved our DSO by eight days as we continued our emphasis on cash collection processes. During 2013, we improved our DSO by more than ten days. Also we received $0.6 million and $10.7 million in 2014 and 2013, respectively, as a return on equity from our affiliated companies. Excluding the change in receivables and the return on equity from affiliated companies, the other elements of working capital provided $23.7 million in cash in 2014 primarily due to higher accounts payable at Brinderson due to increased activity year over year. In 2013, the other elements of working capital used $10.1 million in cash primarily due to increased deposits and prepaids from large international projects.
Unrestricted cash increased to $175.0 million at December 31, 2014 from $158.0 million at December 31, 2013.
Cash Flows from Investing Activities
Investing activities from continuing operations used $23.2 million and $150.1 million of cash in 2014 and 2013, respectively. We used $32.9 million in cash for capital expenditures in 2014 compared to $26.1 million in the prior year period. The higher capital expenditures during 2014 were primarily related to Brinderson and more maintenance capital in our North American Insituform business. During 2014, we sold our interests in Bayou Coating for a total sale price of $9.1 million. During 2013, we sold the equity interests in our German joint venture for a total sale price of €14 million (approximately $18.3 million) and used $143.8 million, net of cash acquired, to acquire Brinderson. In 2014 and 2013, $1.4 million of non-cash capital expenditures were included in accounts payable and accrued expenditures. Capital expenditures in 2014 and 2013 were partially offset by $1.5 million and $3.4 million, respectively, in proceeds received from fixed asset disposals.
During 2015, we anticipate that we will spend approximately $30.0 - $35.0 million for capital expenditures.
Cash Flows from Financing Activities
Cash flows from financing activities used $34.6 million during 2014 compared to $98.9 million provided in 2013. During 2013, we entered into a new credit facility and borrowed $147.6 million to fund the purchase of Brinderson and used $5.0 million for facility financing fees. In 2014 and 2013, we used cash of $31.1 million and $27.6 million, respectively, to repurchase 1.3 million and 1.2 million shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 7 to the consolidated financial statements contained in this report. Additionally, in 2014, we borrowed $10.0 million on the line of credit under our credit facility for working capital needs and used cash of $22.0 million to pay down the principal balance of our term loans as discussed in Note 6 to the consolidated financial statements contained in this report. In 2013, we used cash of $253.5 million primarily to retire the previous credit facility.
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
Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on our consolidated leverage ratio. We can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on our consolidated leverage ratio. The applicable one month LIBOR borrowing rate (LIBOR plus our applicable rate) as of December 31, 2014 was approximately 2.125%.
Our indebtedness at December 31, 2014 consisted of $319.4 million outstanding from the $350.0 million term loan under the Credit Facility and $45.5 million on the line of credit under the Credit Facility. In July 2014, we borrowed $10.0 million on the line of credit for working capital needs. Additionally, we and Wasco Coatings UK Ltd. (“Wasco Energy”), a subsidiary of Wah Seong Corporation, loaned Bayou Wasco $14.0 million for the purchase of capital assets in 2012 and 2013. Additionally, during September 2014, the Company and Wasco Energy agreed to loan Bayou Wasco an additional $2.6 million for working capital needs increasing the total to $16.6 million. Of such amount, $8.1 million (representing funds loaned by Wasco Energy) was designated as third-party debt in our consolidated financial statements. In February 2014, we and Wasco Energy agreed to a five-year term on the funds loaned; therefore, the amounts have been classified as long-term debt as of December 31, 2013. In connection with the formation of BPPC, we and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January 2012, we and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. Of such amount, $4.3 million was designated as third-party debt in our consolidated financial statements. We also held $0.1 million of third party notes and bank debt at December 31, 2014.
As of December 31, 2014, we had $27.3 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $10.2 million was collateral for the benefit of certain of our insurance carriers and $17.1 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
In July 2013, we entered into an interest rate swap agreement for a notional amount of $175.0 million that is set to expire in July 2016. The notional amount of this swap mirrors the amortization of a $175.0 million portion of our $350.0 million term loan drawn from the Credit Facility. The swap requires us to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount, and provides that we receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $175.0 million notional amount. The annualized borrowing rate of the swap at December 31, 2014 was approximately 2.21%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of our term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.

Our Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. On October 6, 2014, we amended the Credit Facility’s defined terms for income and fixed charges to allow for the add-back of certain cash and non-cash charges related to the 2014 Restructuring Plan when calculating our compliance with the consolidated financial leverage ratio and consolidated fixed charge coverage ratio. At December 31, 2014, based upon the financial covenants, as amended, we had the capacity to borrow up to approximately $77.1 million of additional debt under our Credit Facility. See Note 6 to the consolidated financial statements contained in this report for further discussion on our debt covenants. We were in compliance with all covenants, as amended, at December 31, 2014 and expect continued compliance for at least the next twelve months.
We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances and additional short- and long-term borrowing capacity for the next 12 months. We expect cash generated from operations to improve in 2015 due to anticipated increased profitability, improved working capital management initiatives and additional cash flows generated from businesses acquired in 2011, 2012 and 2013.

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
The following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2014. This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases (in thousands):

	Payments Due by Period
Cash Obligations (1) (2) (3) (4) (5)	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt and notes payable	$377,475	$26,399	$34,932	$41,784	$274,360	$—	$—
Interest on long-term debt	21,371	6,923	6,376	5,577	2,495	—	—
Operating leases	50,906	17,140	13,476	8,715	5,523	3,237	2,815
Total contractual cash obligations	$449,752	$50,462	$54,784	$56,076	$282,378	$3,237	$2,815
___________________

(1)
Cash obligations are not discounted. See Notes 6 and 10 to the consolidated financial statements contained in this report regarding our long-term debt and credit facility and commitments and contingencies, respectively.

(2)	Interest on long-term debt was calculated using the current annualized rate on our long-term debt as discussed in Note 6 to the consolidated financial statements contained in this report.

(3)	At December 31, 2014, we had $0.7 million in earnout and contingent liabilities that are expected to be paid out in 2015.

(4)
Liabilities related to Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, have not been included in the table above because we are uncertain as to if or when such amounts may be settled. As of December 31, 2014, we have income tax receivable and income tax payable of $6.6 million and $5.7 million, respectively, recorded on the consolidated balance sheet.

(5)	There were no material purchase commitments at December 31, 2014.

Off-Balance Sheet Arrangements
We use various structures for the financing of operating equipment, including borrowings and operating leases. All debt is presented in the balance sheet. Our future commitments were $449.8 million at December 31, 2014. We have no other off-balance sheet financing arrangements or commitments. See Note 10 to the consolidated financial statements contained in this report regarding commitments and contingencies.

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
Revenue Recognition
We recognize revenues and costs as construction, engineering and installation contracts progress using the percentage-of-completion method of accounting, which relies on total expected contract revenues and estimated total costs. Under this method, estimated contract revenues and resulting gross profit margin are recognized based on actual costs incurred to date as a percentage of total estimated costs. We follow this method since reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and gross profit are subject to revisions as the contract progresses to completion. Total estimated costs, and thus contract gross profit, are impacted by changes in productivity, scheduling and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, customer needs, customer delays in providing approvals, labor availability, governmental regulation and politics also may affect the progress and estimated cost of a project’s completion and thus the timing of revenue recognition and gross profit. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. The effects of any changes in estimates are disclosed in the notes to the consolidated financial statements and in the Management’s Discussion and Analysis section of the report, if material. When current estimates of total contract costs indicate that the contract will result in a loss, the projected loss is recognized in full in the period in which the loss becomes evident. Revenues from change orders, extra work and variations in the scope of work are recognized when it is probable that they will result in additional contract revenue and when the amount can be reliably estimated. Given the uncertainties associated with some of our contracts, it is possible for actual costs to vary from estimates previously made. Revisions to estimates could result in the reversal of revenues and gross profit previously recognized. For the year ended December 31, 2014, approximately 64% of our revenues were derived from percentage-of-completion accounting.
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
Equity-Based Compensation
We record expense for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options and stock units, based on the fair value recognition provisions contained in FASB ASC 718, Compensation-Stock Compensation (“FASB ASC 718”). The fair value of stock option awards is determined using an option pricing model that is based on established principles of financial economic theory. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for valuation of stock option awards. Volatility and expected term assumptions are based on our historical experience. The risk-free rate is based on a U.S. Treasury note with a maturity similar to the option award’s expected term. The fair value of restricted stock, restricted stock unit and deferred stock unit awards is determined using our closing stock price on the award date. The shares of restricted stock and restricted stock units that were awarded during 2014 are subject to service restrictions. We make forfeiture rate assumptions in connection with the valuation of restricted stock and restricted stock unit awards that could be different than actual experience. Additionally, during 2014, we awarded three-year performance based stock unit awards for a number of our key employees. These awards are subject to performance and service restrictions, and contain cumulative financial targets for the three-year performance period. These awards have a threshold, target and maximum amount of shares that could be awarded based on our financial results for the three-year period. Discussion of our application of FASB ASC 718 is described in Note 8 to the consolidated financial statements contained in this report.

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
We recognize tax liabilities in accordance with FASB ASC 740 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. While we believe the resulting tax balances as of December 31, 2014 and 2013 were appropriately accounted for in accordance with FASB ASC 740, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material.
We have recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries of approximately $277 million, which are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to the indefinitely reinvested profits is not feasible. A deferred tax asset is recognized only if we have definite plans to generate a U.S. tax benefit by repatriating earnings in the foreseeable future.
Long-Lived Assets
Property, plant and equipment and other identified intangibles (primarily customer relationships, patents and acquired technologies, trademarks, licenses, contract backlog and non-compete agreements) are recorded at cost and, except for goodwill and certain trademarks, are depreciated or amortized on a straight-line basis over their estimated useful lives. Changes in circumstances such as technological advances, changes to the Company’s business model or changes in the Company’s capital strategy can result in the actual useful lives differing from the Company’s estimates. If the Company determines that the useful life of its property, plant and equipment or its identified intangible assets should be changed, the Company would depreciate or amortize the net book value in excess of the salvage value over its revised remaining useful life, thereby decreasing depreciation or amortization expense.
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
Impairment Review - September 30, 2014
As part of the 2014 Restructuring Plan, the Company evaluated the long-lived assets of its global operations affected by the restructuring initiative. The affected reporting units were (i) the Bayou reporting unit (“Bayou Reporting Unit”); (ii) the European Sewer and Water Rehabilitation (“Europe”) reporting unit; and (iii) the Asia-Pacific Sewer and Water Rehabilitation (“Asia-Pacific”) reporting unit. The results of the Bayou Reporting Unit and its related asset groups are reported within the Corrosion Protection reportable segment. The results of Europe and Asia-Pacific and their related asset groups are reported within the Infrastructure Solutions reportable segment.
In the early stages of the evaluation process, the Company reviewed the financial performance of all at risk asset groups within each affected reporting unit. Due to the ongoing weak economic conditions and weak economic outlook for certain at risk asset groups, the Company decided to no longer focus on the possible growth opportunities within these businesses;

therefore, the Company would no longer provide cash flow or operational support to these businesses. This decision was deemed a significant adverse change in the extent or manner in which the asset is currently being used, and as such, the Company performed an asset impairment review as of September 30, 2014 for all of its at risk asset groups within each of the affected reporting units in accordance with ASC 360, Property, Plant and Equipment (“FASB ASC 360”).
The assets of each asset group represent the lowest level for which identifiable cash flows can be determined independent of other groups of assets and liabilities. We developed internal forward business plans under the guidance of local and regional leadership to determine the undiscounted expected future cash flows derived from each of the at risk asset groups’ long-lived assets. Such were based on our best estimates considering the likelihood of various outcomes. Based on the internal projections, we determined that the undiscounted expected future cash flows for all of the identified at risk asset groups were less than the carrying value of the assets, and as a result, engaged a third-party valuation firm to assist in determining the fair value of long-lived assets at these at risk asset groups.
In order to determine the impairment amount of long-lived assets, we first determined the fair value of each key component of our long-lived assets at each asset group. For property and equipment, we primarily utilized the cost and market approaches, which involved the use of significant estimates and assumptions such as salvage and scrap market data and producer price indices. We also considered functional and economic obsolescence related to the business and the assets. Based upon the results of the analysis, the at risk asset groups with a fair value less than the carrying value of their respective assets included Bayou and Bayou Delta of the Bayou Reporting Unit; France of the Europe reporting unit; and Malaysia and India of the Asia-Pacific reporting unit. Accordingly, we recorded a total impairment charge of $11.9 million in the third quarter of 2014, which consisted of $10.9 million related to Bayou, $0.4 million related to Bayou Delta, $0.2 million related to France, $0.3 million related to Malaysia and $0.1 million related to India. The impairment charge was primarily recorded to cost of revenues in the Consolidated Statements of Operations.
Included within the impairment assessment were Bayou-related intangible assets such as tradenames and customer relationships that were also tested on an undiscounted cash flow basis. For customer relationships, the undiscounted expected future cash flows were less than the carrying value; thus, we engaged a third-party valuation firm to assist in determining the fair value of customer relationships recorded at Bayou. In order to determine the impairment amount of the customer relationships intangible asset, we calculated the fair value of the intangible based on the multi-period excess earnings method, which utilizes discounted cash flows to evaluate the net earnings attributable to the asset being measured. Key assumptions used in assessment include the discount rate (based on weighted-average cost of capital), revenue growth rates, contributory asset charges and working capital needs, which were based on current market conditions and were consistent with our projections.
Based on the results of the valuation, the carrying amount of the customer relationship intangible asset at Bayou exceeded the fair value and resulted in a full impairment as of September 30, 2014. Accordingly, we recorded a $10.9 million impairment charge in the third quarter of 2014. The impairment charge was recorded to definite-lived intangible asset impairment in the Consolidated Statements of Operations.
Annual Impairment Assessment - October 1, 2014
As a result of the annual impairment assessment in accordance with FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”), the Fyfe Rehabilitation (“Fyfe”) reporting unit had a fair value below its carrying value, which caused us to review the financial performance of all at risk asset groups within that reporting unit in accordance with FASB ASC 360. The results of Fyfe and its related asset groups are reported within the Infrastructure Solutions reportable segment.
The assets of each asset group represent the lowest level for which identifiable cash flows can be determined independent of other groups of assets and liabilities. We developed internal forward business plans under the guidance of local and regional leadership to determine the undiscounted expected future cash flows derived from each of the at risk asset groups’ long-lived assets. Such were based on our best estimates considering the likelihood of various outcomes. Based on internal cash flow projections, we determined that the undiscounted expected future cash flows for the Fyfe Latin America asset group was less than the carrying value of its assets, and as a result, engaged a third-party valuation firm to assist in determining the fair value of long-lived assets at this at risk asset group, which primarily consisted of a customer relationship intangible asset. In order to determine the impairment amount of the customer relationships intangible asset, we calculated the fair value of the intangible based on the multi-period excess earnings method, which utilizes discounted cash flows to evaluate the net earnings attributable to the asset being measured. Key assumptions used in assessment include the discount rate (based on weighted-average cost of capital), revenue growth rates, contributory asset charges and working capital needs, which were based on current market conditions and were consistent with our projections.
Based on the results of the valuation, the carrying amount of the customer relationship intangible asset at Fyfe Latin America exceeded the fair value and resulted in a $1.2 million impairment charge in the fourth quarter of 2014. The impairment charge was recorded to definite-lived intangible asset impairment in the Consolidated Statements of Operations.

Impairment Review - December 31, 2014
During the fourth quarter of 2014, certain reporting units operating in the energy sector experienced customer-driven delays, work order cancellations, and canceled sales opportunities as a result of declining crude oil prices since October 2014. As a result, we evaluated the long-lived assets of our operations affected by these circumstances and determined that a significant adverse change had occurred in the extent or manner in which these assets are currently being used. As such, we performed an asset impairment review as of December 31, 2014, in accordance with FASB ASC 360, for all of our at risk asset groups within the CRTS and Bayou Reporting Units. The results of these reporting units and their related asset groups are reported within the Corrosion Protection reportable segment.
The assets of each asset group represent the lowest level for which identifiable cash flows can be determined independent of other groups of assets and liabilities. We developed internal forward business plans under the guidance of local and regional leadership to determine the undiscounted expected future cash flows derived from each of the at risk asset groups’ long-lived assets. Such were based on our best estimates considering the likelihood of various outcomes. Based on the internal projections, we determined that the undiscounted expected future cash flows for all of the identified at risk asset groups exceeded the carrying value of the assets, and as such, no impairment to recorded long-lived assets was required.
The fair value estimates described above were determined using observable inputs and significant unobservable inputs, which are based on level 3 inputs as defined in Note 11.
Goodwill
Under FASB ASC 350, we assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. An impairment charge will be recognized to the extent that the implied fair value of a reporting unit is less than its carrying value. Factors that could potentially trigger an impairment review include (but are not limited to):

•	significant underperformance of a segment relative to expected, historical or forecasted operating results;

•	significant negative industry or economic trends;

•	significant changes in the strategy for a segment including extended slowdowns in the segment’s market;

•	a decrease in our market capitalization below our book value; and

•	a significant change in regulations.
Whether during the annual impairment assessment or during a trigger-based impairment review, we determine the fair value of our reporting units and compare such fair value to the carrying value of those reporting units to determine if there were any indications of goodwill impairment.
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
The market approach estimates fair value by first determining earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples for comparable publicly-traded companies with similar characteristics of the reporting unit. The EBITDA multiples for comparable companies are based upon current enterprise value. The enterprise value is based upon current market capitalization and includes a control premium. We believe this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to our reporting units.
The income approach is based on forecasted future (debt-free) cash flows that are discounted to present value using factors that consider timing and risk of future cash flows. We believe this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. Discounted cash flow projections are based on financial forecasts developed from operating plans and economic outlooks, growth rates, estimates of future expected changes in operating margins, terminal value growth rates, future capital expenditures and changes in working capital requirements. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in our weighted average cost of capital, or changes in operating performance.
The discount rate applied to the estimated future cash flows is one of the most significant assumptions utilized under the income approach. We determine the appropriate discount rate for each of our reporting units based on the weighted average cost of capital (“WACC”) for each individual reporting unit. The WACC takes into account both the pre-tax cost of debt and cost of equity (a major component of the cost of equity is the current risk-free rate on twenty year U.S. Treasury bonds). As each reporting unit has a different risk profile based on the nature of its operations, including market-based factors, the WACC for each reporting unit may differ. Accordingly, the WACCs are adjusted, as appropriate, to account for company-specific risks associated with each reporting unit.
Impairment Review - September 30, 2014
As a result of the 2014 Restructuring Plan, we evaluated the goodwill of our global operations affected by the restructuring initiative and determined that a triggering event had occurred. As such, we performed a goodwill impairment review for each affected reporting unit as of September 30, 2014. Our reporting units adversely affected by the 2014 Restructuring Plan were Bayou, Europe and Asia-Pacific. In accordance with the provisions of FASB ASC 350, we determined the fair value of our reporting units and compared such fair value to the carrying value of those reporting units. For all three reporting units, fair value exceeded carrying value, and as such, no impairment to recorded goodwill was required.
Significant assumptions used in our goodwill review included: (i) discount rates ranging from 13.0% to 16.5%; (ii) annual revenue growth rates generally ranging from 2% to 7%; (iii) sustained or slightly increased gross margins; (iv) peer group EBITDA multiples; and (v) terminal values for each reporting unit using a long-term growth rate of 2.5% to 3.0%. If actual results differ from estimates used in these calculations, we could incur future impairment charges.
For the Bayou reporting unit, the excess of fair value in relation to its carrying value was 10.2%. The values derived from both the income approach and market approach decreased from the October 1, 2013 analysis; however, the fair value in relation to its carrying value improved from the prior year due to a decrease in carrying value as of the valuation dates. During the first nine months of 2014, the carrying value of the Bayou reporting unit was lowered due to the sale of its interest in Bayou Coating as described in Note 1 to the consolidated financial statements contained in this report and the impairment of tangible and intangibles assets described above. The fair value for the Bayou reporting unit decreased $48.0 million, or 30.9%, from the prior year analysis due to the suspension of a material contract, a lack of project activity available in the Gulf of Mexico market and customer-driven project delays. The impairment analysis assumed a weighted average cost of capital of 13.5% and a long-term growth rate of 3%. The analysis also included an annual revenue growth rate of approximately 5% which was modestly higher than the prior year actual results, but at a level that is below our five-year average. Projected cash flows anticipate a modest recovery in the Gulf of Mexico market beginning in 2015. We noted improved visibility into larger bidding opportunities for deep water drilling activities in the Gulf of Mexico; however, there is a significant lead time from drilling to the point of building the pipeline infrastructure, or gather lines, to bring oil and natural gas onshore for refinement. This extended lead time creates added uncertainty and could have a material negative impact on long-term projected cash flows. Additionally, projected cash flows related to the Bayou reporting unit’s new insulation facility located in Louisiana are subject to final operational testing and largely dependent in 2015 and 2016 on a single, large customer with whom we have a long-standing history. The Bayou reporting unit’s Canadian coating operation, while not as reliant on larger projects, is dependent upon overall increased project activity in order to realize the cash flow projections included in the impairment analysis. If any of these assumptions do not materialize in a manner consistent with our expectations, there is risk of impairment to recorded goodwill.
For the Europe reporting unit, the excess of fair value in relation to its carrying value was 9.3%. The values derived from both the income approach and market approach decreased from the October 1, 2013 analysis, and the fair value in relation to its carrying value declined from the prior year due to exiting certain European operations. The fair value for Europe decreased $8.2 million, or 9.5%, from the prior year analysis. The impairment analysis assumed a weighted average cost of capital of 14.0% and a long-term growth rate of 2.5%. The analysis also included an annual revenue growth rate of approximately 5% which is slightly below the prior year results and certain cost savings expected to be achieved through the 2014 Restructuring Plan. In addition, projected cash flows were also based, in part, on the successful closure or sale of the Insituform contacting operations in France and Switzerland. In December 2014, we sold the Switzerland operations. If any of these assumptions do not materialize in a manner consistent with our expectations, there is risk of impairment to recorded goodwill.
For the Asia-Pacific reporting unit, the excess of fair value in relation to its carrying value was 12.1%. The values derived from both the income approach and market approach decreased from the October 1, 2013 analysis, and the fair value in relation to its carrying value declined from the prior year due to exiting certain Asia-Pacific operations, many of which were underperforming. The fair value for Asia-Pacific decreased $18.0 million, or 36.4%, from the prior year analysis. The impairment analysis assumed a weighted average cost of capital of 14.0% and a long-term growth rate of 3.0%. The analysis also included an annual revenue growth rate of approximately 5% for the remaining operations and certain cost savings expected to be achieved through the 2014 Restructuring Plan. In addition, projected cash flows were also based, in part, on the successful closure of the Insituform contracting operations in India, Hong Kong, Malaysia and Singapore. If any of these assumptions do not materialize in a manner consistent with our expectations, there is risk of impairment to recorded goodwill.
The total value of goodwill recorded at September 30, 2014 for the Bayou, Europe and Asia-Pacific reporting units was $29.7 million, $20.4 million and $5.3 million, respectively.

Annual Impairment Assessment - October 1, 2014
We had nine reporting units for purposes of assessing goodwill at October 1, 2014 as follows: North American Rehabilitation, Europe, Asia-Pacific, United Pipeline Systems, Bayou, Corrpro, CRTS, Brinderson and Fyfe.
Significant assumptions used in our October 2014 goodwill review included: (i) discount rates ranging from 12.5% to 16.0%; (ii) annual revenue growth rates generally ranging from 1% to 20%; (iii) sustained or slightly increased gross margins; (iv) peer group EBITDA multiples; and (v) terminal values for each reporting unit using a long-term growth rate of 1.0% to 3.5%. If actual results differ from estimates used in these calculations, we could incur future impairment charges.
During our assessment of our reporting units’ fair values in relation to their respective carrying values, four reporting units had a fair value in excess of 30% of their carrying value, two reporting units had a fair value within 10% percent of their carrying value, and one had a fair value below its carrying value. The two reporting units with a fair value within 10% of their carrying value were the Europe and CRTS reporting units, which had fair values exceeding their carrying values by 9.3% and 2.5%, respectively. The one reporting unit with a fair value below its carrying value was the Fyfe reporting unit, which had a fair value less than its carrying value by 6.2%. The total value of goodwill recorded at the impairment testing date for the Europe, CRTS and Fyfe reporting units was $20.4 million, $20.1 million and $66.5 million, respectively.
For the CRTS reporting unit, excess fair value in relation to its carrying value was 2.5%. The values derived from both the income approach and the market approach decreased from the October 1, 2013 annual goodwill impairment analysis, and the fair value in relation to its carrying value declined from the prior year due to reduced longer-term outlooks for higher-margin, international offshore markets. CRTS achieved healthy project wins during 2014; however, most were situated in international onshore and mining markets, which typically offer lower margin profiles. We expect this trend to continue into the foreseeable future. The fair value for CRTS decreased $3.8 million, or 6.8%, from the prior year analysis. The 2014 analysis assumed a weighted average cost of capital of 13.5%, compared 13.0% in 2013, and a long-term growth rate of 3.0%, which is consistent with the October 1, 2013 review. The income approach analysis also included an annual revenue growth rate of approximately 6.5%, which is higher than the prior year; however, average gross margins were approximately 150 basis points lower in 2014 due to the shift in expected project mix. See below for the impairment review conducted as of December 31, 2014.
For the Fyfe reporting unit, fair value in relation to its carrying value was negative 6.2%. The values derived from both the income approach and the market approach decreased from the October 1, 2013 analysis, and the fair value in relation to its carrying value declined from the prior year due to lower longer-term expectations for the Fyfe businesses, primarily in North America, because our recent investments in operational leadership and business development have yielded slower than expected growth. For the 2013 analysis, we assumed bidding activity would increase in 2014 and result in new contract wins that would commence in 2014 and 2015. While stability has been restored and improvements have been made in 2014, the ability to sustain new order intake and improve gross profits have not materialized as rapidly as expected. The fair value for Fyfe decreased $40.1 million, or 20.7%, from the prior year analysis. The impairment analysis assumed a weighted average cost of capital of 16.0% and a long-term growth rate of 3.5%. The analysis also included an annual revenue growth rate of approximately 10%, due to the low revenue levels achieved in 2014. As a result of failing Step 1, we performed Step 2 procedures, which compares the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill for a reporting unit, we assign the fair value (as determined in Step 1) to the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. Any excess of the carrying value of goodwill of the reporting unit over its implied fair value is recorded as impairment. Based on this analysis, we determined that recorded goodwill at Fyfe was impaired by $16.1 million, which we recorded to “Goodwill impairment” in the Consolidated Statement of Operations in the fourth quarter of 2014. As of December 31, 2014, we had remaining Fyfe goodwill of $50.2 million. Projected cash flows were based, in part, on achieving certain growth levels of new applications for the Fibrwrap® technology, in particular, nuclear power plants, which represents a significant market opportunity for the North American operations. One project in this market was completed in 2014, but one was delayed into 2015. Our future cash flows include increased revenue projections related to growth in the pipeline market, specifically industrial and municipal pipelines. Delays in our growth projections could have a material negative affect on Fyfe’s projected long-term cash flows. Also included in the projected cash flows are certain cost savings expected to be achieved through the 2014 Restructuring Plan. If any of these assumptions do not materialize in a manner consistent with our expectations, there is risk of impairment to recorded goodwill.
Impairment Review - December 31, 2014
During the fourth quarter of 2014, certain reporting units operating in the energy sector experienced customer-driven delays, work order cancellations, and canceled sales opportunities as a result of declining crude oil prices since October 2014. We evaluated the goodwill of our operations affected by these circumstances and determined that a triggering event had occurred. As such, we performed a goodwill impairment review for our Bayou and CRTS reporting units as of December 31, 2014. In accordance with the provisions of FASB ASC 350, we determined the fair value of our affected reporting units and compared such fair value to the carrying value of those reporting units. For both reporting units, carrying value exceeded fair value.

For the Bayou reporting unit, fair value in relation to its carrying value was negative 9.5%. The values derived from the income approach and the market approach decreased 21.3% and 12.0%, respectively, from the September 30, 2014 goodwill impairment analysis. Current uncertainty in the upstream oil markets, which caused work order cancellations and canceled sales opportunities in North America for the Bayou Canada and CCSI asset groups, affected our expected future cash flows in 2015 and 2016. The impairment analysis assumed a weighted average cost of capital of 13.5% and a long-term growth rate of 3.0%, which are both consistent with the September 30, 2014 review. The income approach analysis also included an annual revenue growth rate of approximately 4.0%, which was slightly lower than the 4.5% annual growth in the previous analysis. In addition, average gross margins were approximately 35 basis points lower in 2014 due to expected market contraction and lower plant utilization rates. As a result of failing Step 1, we performed Step 2 procedures, which compares the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill for a reporting unit, we assign the fair value (as determined in Step1) to the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. Any excess of the carrying value of goodwill of the reporting unit over its implied fair value is recorded as impairment. Based on this analysis, we determined that Bayou’s goodwill was fully impaired; and as such, we recorded a $29.7 million charge to “Goodwill impairment” in the Consolidated Statement of Operations in 2014. As of December 31, 2014, there was no recorded goodwill at Bayou.
For the CRTS reporting unit, fair value in relation to its carrying value was negative 13.8%. The values derived from both the income approach and the market approach decreased from the October 1, 2014 annual goodwill impairment analysis due to current uncertainty in the upstream oil markets, which caused customer-driven delays in the more profitable international offshore pipeline market and delayed or canceled sales opportunities in certain North American markets. These adverse conditions affected our expected future cash flows in 2015 and 2016. The fair value for CRTS decreased $5.4 million, or 10.5%, from the previous analysis. The impairment analysis assumed a weighted average cost of capital of 13.5% and a long-term growth rate of 3.0%, which are both consistent with the October 1, 2014 review. The income approach analysis also included an annual revenue growth rate of approximately 3.8%, which is lower than the 6.5% growth rate assumed in the previous analysis. Expected gross margins were consistent between both analyses. As a result of failing Step 1, we performed Step 2 procedures, which compares the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill for a reporting unit, we assign the fair value (as determined in Step 1) to the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. Any excess of the carrying value of goodwill of the reporting unit over its implied fair value is recorded as impairment. Based on this analysis, we determined that recorded goodwill at CRTS was impaired by $5.7 million, which we recorded to “Goodwill impairment” in the Consolidated Statement of Operations in 2014. As of December 31, 2014, we had remaining CRTS goodwill of $14.4 million. Projected cash flows were based, in part, on our ability to expand our technology to other applications and grow the onshore business. If these assumptions do not materialize in a manner consistent with our expectations, there is risk of impairment to recorded goodwill.
The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at January 1, 2014 and December 31, 2014 (in millions):

	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Beginning balance at January 1, 2014	$195,570	$75,862	$77,248	$348,680
Adjustments to goodwill (1)(2)	1,098	—	(1,000)	98
Impairments (3)	(16,069)	(35,443)	—	(51,512)
Foreign currency translation	(3,324)	(919)	—	(4,243)
Goodwill at December 31, 2014	$177,275	$39,500	$76,248	$293,023
__________________________

(1)
During the second quarter of 2014, the Company recorded goodwill of $1.1 million related to the 2012 acquisition of Fyfe Asia (see Note 1 to the consolidated financial statements contained in this report).

(2)
During the fourth quarter of 2014, the Company decreased goodwill by $1.0 million related to the 2013 acquisition of Brinderson (see Note 1 to the consolidated financial statements contained in this report).

(3)
During the fourth quarter of 2014, the Company recorded a goodwill impairment to its Fyfe reporting unit of $16.1 million, which is included in the Infrastructure Solutions reportable segment, and goodwill impairments to its Bayou and CRTS reporting units of $29.7 million and $5.7 million, respectively, which are included in the Corrosion Protection reportable segment (see Note 2 to the consolidated financial statements contained in this report).

Subsequent to December 31, 2014, our stock price experienced high volatility, causing a decline in the Company’s enterprise market capitalization. This decline was considered temporary based on the business results that we anticipated reporting for the fourth quarter of 2014 along with analyst indications that the stock market was undervaluing companies in our industry. If a decrease in our stock price and market capitalization continues over a sustained period, we could incur future impairment charges.

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
Interest Rate Risk
The fair value of our cash and short-term investment portfolio at December 31, 2014 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at December 31, 2014 was variable rate debt. We partially mitigate interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt.
At December 31, 2014, the estimated fair value of our long-term debt was approximately $377.0 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at December 31, 2014 would result in a $2.1 million increase in interest expense.
Foreign Exchange Risk
We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At December 31, 2014, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $10.1 million impact to our equity through accumulated other comprehensive income.
In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At December 31, 2014, there were no material foreign currency hedge instruments outstanding. See Note 11 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.
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

The primary products and raw materials used by our infrastructure rehabilitation operations in the manufacture of fiber reinforced polymer composite systems are carbon, glass, resins, fabric and epoxy raw materials. Fabric and epoxies are the largest materials purchased, which are currently purchased through a select group of suppliers, although we believe these and the other materials are available from a number of vendors. The price of epoxy historically is affected by the price of oil. In addition, a number of factors such as worldwide demand, labor costs, energy costs, import duties and other trade restrictions may influence the price of these raw materials.
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

Under the supervision and with the participation of Company management, including the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer), an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In performing this evaluation, management employed the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

Based on the criteria set forth in Internal Control – Integrated Framework (2013), management, including the Company’s Chief Executive Officer and its Chief Financial Officer, has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

Company management does not expect that its system of internal control over financial reporting and procedures will prevent all misstatements due to inherent limitations. Therefore, management’s assessment provides reasonable, but not absolute, assurance that misstatements will be prevented and/or detected by the established internal control and procedures over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

/s/ Charles R. Gordon
Charles R. Gordon President and Chief Executive Officer (Principal Executive Officer)

/s/ David A. Martin
David A. Martin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aegion Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Aegion Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Saint Louis, Missouri
March 2, 2015

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	2014	2013	2012
Revenues	$1,331,421	$1,091,420	$1,016,831
Cost of revenues	1,051,438	844,399	773,077
Gross profit	279,983	247,021	243,754
Operating expenses	234,105	178,483	168,846
Goodwill impairment	51,512	—	—
Definite-lived intangible asset impairment	12,116	—	—
Earnout reversal	—	(4,175)	(10,019)
Acquisition-related expenses	1,375	5,831	3,124
Restructuring charges	687	—	—
Operating income (loss)	(19,812)	66,882	81,803
Other income (expense):
Interest expense	(12,943)	(13,169)	(10,071)
Interest income	633	325	505
Other	(3,853)	4,964	(1,371)
Total other expense	(16,163)	(7,880)	(10,937)
Income (loss) before taxes on income	(35,975)	59,002	70,866
Taxes (benefit) on income (loss)	(3,840)	12,154	18,663
Income (loss) before equity in earnings of affiliated companies	(32,135)	46,848	52,203
Equity in earnings of affiliated companies	570	5,159	6,359
Income (loss) from continuing operations	(31,565)	52,007	58,562
Loss from discontinued operations	(3,847)	(6,461)	(1,713)
Net income (loss)	(35,412)	45,546	56,849
Non-controlling interests	(1,755)	(1,195)	(4,188)
Net income (loss) attributable to Aegion Corporation	$(37,167)	$44,351	$52,661

Earnings per share attributable to Aegion Corporation:
Basic:
Income (loss) from continuing operations	$(0.88)	$1.31	$1.38
Loss from discontinued operations	(0.10)	(0.17)	(0.04)
Net income (loss)	$(0.98)	$1.14	$1.34
Diluted:
Income (loss) from continuing operations	$(0.88)	$1.30	$1.37
Loss from discontinued operations	(0.10)	(0.17)	(0.04)
Net income (loss)	$(0.98)	$1.13	$1.33

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2014	2013	2012
Net income (loss)	$(35,412)	$45,546	$56,849
Other comprehensive income (loss):
Currency translation adjustments	(27,591)	(13,428)	9,691
Pension activity, net of tax(1)	(576)	38	154
Deferred gain (loss) on hedging activity, net of tax(2)	296	(255)	(134)
Total comprehensive income (loss)	(63,283)	31,901	66,560
Less: comprehensive income attributable to noncontrolling interests	(605)	(749)	(4,501)
Comprehensive income (loss) attributable to Aegion Corporation	$(63,888)	$31,152	$62,059
__________________________

(1)	Amounts presented net of tax of $(158), $11 and $46 for the years ended December 31, 2014, 2013, and 2012, respectively.

(2)	Amounts presented net of tax of $196, $(168) and $(89) for the years ended December 31, 2014, 2013 and 2012, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$174,965	$158,045
Restricted cash	2,075	483
Receivables, net	227,481	231,775
Retainage	38,318	30,831
Costs and estimated earnings in excess of billings	94,045	79,999
Inventories	59,192	58,768
Prepaid expenses and other current assets	42,046	38,522
Current assets of discontinued operations	—	5,435
Total current assets	638,122	603,858
Property, plant & equipment, less accumulated depreciation	168,213	182,303
Other assets
Goodwill	293,023	348,680
Identified intangible assets, less accumulated amortization	182,273	209,283
Investments	—	9,101
Deferred income tax assets	3,334	6,957
Other assets	10,708	14,315
Total other assets	489,338	588,336
Non-current assets of discontinued operations	—	2,921
Total Assets	$1,295,673	$1,377,418

Liabilities and Equity
Current liabilities
Accounts payable	$83,285	$80,417
Accrued expenses	111,617	105,466
Billings in excess of costs and estimated earnings	43,022	24,978
Current maturities of long-term debt and line of credit	26,399	22,024
Current liabilities of discontinued operations	—	2,070
Total current liabilities	264,323	234,955
Long-term debt, less current maturities	351,076	366,616
Deferred income tax liabilities	22,913	38,217
Other non-current liabilities	12,276	10,512
Non-current liabilities of discontinued operations	—	197
Total liabilities	650,588	650,497

(See Commitments and Contingencies: Note 10)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 37,360,515 and 37,983,114, respectively	374	380
Additional paid-in capital	217,289	236,128
Retained earnings	433,641	470,808
Accumulated other comprehensive income (loss)	(24,669)	2,052
Total stockholders’ equity	626,635	709,368
Non-controlling interests	18,450	17,553
Total equity	645,085	726,921
Total Liabilities and Equity	$1,295,673	$1,377,418
The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE, December 31, 2011	39,352,375	$394	$260,680	$373,796	$5,862	$8,257	$648,989

Net income	—	—	—	52,661	—	4,188	56,849
Issuance of common stock upon stock option exercises, including tax benefit	52,676	1	1,175	—	—	—	1,176
Restricted shares issued	239,523	2	—	—	—	—	2
Issuance of shares pursuant to restricted stock units	15,177	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	34,132	—	—	—	—	—	—
Forfeitures of restricted shares	(36,325)	—	—	—	—	—	—
Repurchase of common stock	(704,997)	(7)	(12,301)	—	—	—	(12,308)
Equity-based compensation expense	—	—	6,767	—	—	—	6,767
Investment by non-controlling interests	—	—	—	—	—	4,939	4,939
Purchase of non-controlling interest	—	—	888	—	—	(893)	(5)
Currency translation adjustment and derivative transactions, net	—	—	—	—	9,398	313	9,711
BALANCE, December 31, 2012	38,952,561	$390	$257,209	$426,457	$15,260	$16,804	$716,120

Net income	—	—	—	44,351	—	1,195	45,546
Issuance of common stock upon stock option exercises, including tax benefit	29,511	—	899	—	—	—	899
Restricted shares issued	435,025	4	—	—	—	—	4
Issuance of shares pursuant to restricted stock units	13,761	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	7,029	—	—	—	—	—	—
Forfeitures of restricted shares	(236,388)	(2)	—	—	—	—	(2)
Repurchase of common stock	(1,218,385)	(12)	(27,636)	—	—	—	(27,648)
Equity-based compensation expense	—	—	5,647	—	—	—	5,647
Currency translation adjustment and derivative transactions, net	—	—	9	—	(13,208)	(446)	(13,645)
BALANCE, December 31, 2013	37,983,114	$380	$236,128	$470,808	$2,052	$17,553	$726,921

Net income (loss)	—	—	—	(37,167)	—	1,755	(35,412)
Issuance of common stock upon stock option exercises, including tax benefit	526,359	5	8,070	—	—	—	8,075
Restricted shares issued	242,722	2	—	—	—	—	2
Issuance of shares pursuant to restricted stock units	15,277	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	31,794	—	—	—	—	—	—
Forfeitures of restricted shares	(104,013)	(1)	—	—	—	—	(1)
Repurchase of common stock	(1,334,738)	(12)	(31,073)	—	—	—	(31,085)
Equity-based compensation expense	—	—	5,073	—	—		5,073
Purchase of non-controlling interest	—	—	(909)	—	—	292	(617)
Currency translation adjustment and derivative transactions, net	—	—	—	—	(26,721)	(1,150)	(27,871)
BALANCE, December 31, 2014	37,360,515	$374	$217,289	$433,641	$(24,669)	$18,450	$645,085
The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(35,412)	$45,546	$56,849
Loss from discontinued operations	3,847	6,461	1,713
	(31,565)	52,007	58,562
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	44,312	40,329	37,658
Gain on sale of fixed assets	(310)	(816)	(397)
Equity-based compensation expense	5,073	5,647	6,767
Deferred income taxes	(16,816)	(2,675)	(3,004)
Equity in earnings of affiliated companies	(570)	(5,159)	(6,359)
Non-cash restructuring charges	20,592	—	—
Fixed asset impairment	11,870	—	—
Definite-lived intangible asset impairment	12,116	—	—
Goodwill impairment	51,512	—	—
Debt issuance costs	157	1,964	—
Earnout reversal	—	(4,175)	(10,019)
Gain on sale of interests in German joint venture	—	(11,771)	—
Loss on sale of interests in Bayou Coating, L.L.C.	472	—	—
Loss on sale of Ka-te Insituform AG	516	—	—
Loss on foreign currency transactions	627	2,425	1,049
Other	1,279	1,588	(4,793)
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash related to operating activities	(454)	(102)	(299)
Return on equity of affiliated companies	590	10,691	11,034
Receivables net, retainage and costs and estimated earnings in excess of billings	(41,211)	8,222	7,875
Inventories	(5,286)	(736)	(3,376)
Prepaid expenses and other assets	3,465	(9,685)	2,754
Accounts payable and accrued expenses	25,097	2,604	12,634
Other operating	402	(2,293)	865
Net cash provided by operating activities of continuing operations	81,868	88,065	110,951
Net cash used in operating activities of discontinued operations	(1,045)	(3,761)	(230)
Net cash provided by operating activities	80,823	84,304	110,721

Cash flows from investing activities:
Capital expenditures	(32,899)	(26,085)	(44,738)
Proceeds from sale of fixed assets	1,547	3,435	4,401
Patent expenditures	(1,923)	(2,032)	(552)
Restricted cash related to investing activities	(1,153)	—	—
Proceeds from sale of interests in Bayou Coating, L.L.C.	9,065	—	—
Proceeds from sale of Ka-te Insituform AG	1,123	—	—
Proceeds from sale of interests in German joint venture	—	18,300	—
Purchase of Brinderson, net of cash acquired	1,000	(143,763)	—
Purchase of Fyfe Latin America, net of cash acquired	—	—	(3,048)
Purchase of Fyfe Asia, net of cash acquired	—	—	(38,841)
Purchase of CRTS, Hockway and Fyfe North America, net of cash required	—	—	516
Net cash used in investing activities of continuing operations	(23,240)	(150,145)	(82,262)
Net cash provided by (used in) investing activities of discontinued operations	1,045	845	(1,156)
Net cash used in investing activities	(22,195)	(149,300)	(83,418)

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises, including tax effects	8,615	594	1,178
Repurchase of common stock	(31,085)	(27,648)	(12,308)
Investments from non-controlling interests	—	—	4,939
Purchase of or distributions to non-controlling interests	(617)	(287)	(5)
Payment of earnout related to acquisition of CRTS, Inc.	—	(2,112)	—
Credit facility financing fees	(783)	(5,013)	—
Proceeds from notes payable	1,284	1,541	7,160
Principal payments on notes payable	—	(183)	(2,768)
Proceeds from line of credit	18,000	—	26,000
Payments on line of credit	(8,000)	—	—
Proceeds from long-term debt	—	385,500	983
Principal payments on long-term debt	(22,039)	(253,500)	(25,000)
Net cash provided by (used in) financing activities	(34,625)	98,892	179
Effect of exchange rate changes on cash	(7,083)	(9,527)	65
Net increase in cash and cash equivalents for the period	16,920	24,369	27,547
Cash and cash equivalents, beginning of period	158,045	133,676	106,129
Cash and cash equivalents, end of period	$174,965	$158,045	$133,676

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$9,602	$8,700	$7,945
Net income taxes paid	12,594	11,630	18,456
The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS
Aegion Corporation is a global leader in infrastructure protection and maintenance, providing proprietary technologies and services to: (i) protect against the corrosion of industrial pipelines; (ii) rehabilitate and strengthen water, wastewater, energy and mining piping systems and buildings, bridges, tunnels and waterfront structures; and (iii) utilize integrated professional services in engineering, procurement, construction, maintenance and turnaround services for a broad range of energy related industries. The Company’s business activities include manufacturing, distribution, maintenance, construction, installation, coating and insulation, cathodic protection, research and development and licensing. The Company’s acquisition of Brinderson, L.P. and related entities (“Brinderson”) on July 1, 2013 opened new markets for the Company through the maintenance, engineering and construction services for downstream and upstream facilities in the North American oil and gas market. The Company’s products and services are currently utilized and performed in more than 80 countries across six continents. The Company believes that the depth and breadth of its products and services platform make Aegion a leading “one-stop” provider for the world’s infrastructure rehabilitation and protection needs.
The Company is primarily built on the premise that it is possible to use technology to extend the structural design life and maintain, if not improve, the performance of infrastructure, mostly pipe. The Company is proving that this expertise can be applied in a variety of markets to protect pipelines in oil, gas, mining, wastewater and water applications and extending this to the rehabilitation and maintenance of commercial structures and the provision of professional services in energy-related industries. Many types of infrastructure must be protected from the corrosive and abrasive materials that pass through or near them. The Company’s expertise in non-disruptive corrosion engineering and abrasion protection is now wide-ranging, opening new markets for growth. The Company has a long history of product development and intellectual property management. The Company manufactures most of the engineered solutions it creates as well as the specialized equipment required to install them. Finally, decades of experience give the Company an advantage in understanding municipal, energy, mining, industrial and commercial customers. Strong customer relationships and brand recognition allow the Company to support the expansion of existing and innovative technologies into new high growth end markets.
The Company originally incorporated in Delaware in 1980 to act as the exclusive United States licensee of the Insituform® cured-in-place pipe (“CIPP”) process, which Insituform’s founder invented in 1971. The Insituform® CIPP process served as the first trenchless technology for rehabilitating sewer pipelines and has enabled municipalities and private industry to avoid the extraordinary expense and extreme disruption that can result from conventional “dig-and-replace” methods. For the past 40 years, the Company has maintained its leadership position in the CIPP market from manufacturing to technological innovations and market share.
In order to strengthen the Company’s ability to service the emerging demands of the infrastructure protection market and to better position the Company for sustainable growth, the Company embarked on a diversification strategy in 2009 to expand its product and service portfolio and its geographical reach. Through a series of strategic initiatives and key acquisitions, the Company now possesses a broad portfolio of cost-effective solutions for rehabilitating and maintaining aging or deteriorating infrastructure, protecting new infrastructure from corrosion worldwide and providing integrated professional services in engineering, procurement, construction, maintenance, and turnaround services for upstream and downstream oil companies.
Recognizing that the breadth of our offerings expanded beyond our flagship Insituform® brand, which constituted less than half of our revenue in 2011, we reorganized Insituform Technologies, Inc. (“Insituform”), our parent company at the time, into a new holding company structure in October 2011. Aegion became the new parent company and Insituform became a wholly owned subsidiary of Aegion. Aegion reflects our mission of extending our leadership capabilities to furnish products and services to provide long-term protection for water and wastewater pipes, oil and gas pipelines and infrastructure as well as commercial and governmental structures and transportation infrastructure.
Acquisitions/Strategic Initiatives/Divestitures
Infrastructure Solutions Segment
On October 6, 2014, the Company’s board of directors approved a realignment and restructuring plan (the “2014 Restructuring Plan”) which included the decision to exit Insituform’s contracting markets in France, Switzerland, India, Hong Kong, Malaysia and Singapore (see Note 3). This decision was made taking into account market size, bid table consistency, supportive governmental bid process, length of cash collection cycles and operating results in each country. Activities with respect to Insituform’s contracting operations in India, Hong Kong, Malaysia and Singapore are expected to be concluded by the end of the third quarter of 2015 as Insituform completes existing backlog in the affected countries. See further discussion in Note 2 as to the impact that the 2014 Restructuring Plan had on the Europe and Asia-Pacific goodwill reporting units.

In December 2014, the Company sold its wholly-owned subsidiary, Ka-te Insituform AG (“Ka-te”), to the Marco Daetwyler Gruppe AG, a Swiss company, for the sale price of CHF 1.1 million (approximately $1.1 million). In connection with the sale, the Company entered in to a five-year exclusive tube supply agreement whereby Ka-te will source all of its liners from Insituform Linings Ltd. Ka-te will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period.
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
In January 2012, the Company purchased Fyfe Group LLC’s Latin American operations (“Fyfe LA”), which included all of the equity interests of Fyfe Latin America S.A., a Panamanian entity (and its interest in various joint ventures located in Peru, Costa Rica, Chile and Colombia), Fyfe – Latin America S.A. de C.V., an El Salvadorian entity, and Fibrwrap Construction Latin America S.A., a Panamanian entity. Fyfe LA provides Fibrwrap® installation services throughout Latin America, as well as product and engineering support to installers and applicators of fiber reinforced polymer systems in Latin America. The cash purchase price at closing was $2.3 million and funded out of the Company’s cash balances. During the first quarter of 2012, the Company paid the sellers an additional $1.1 million based on a preliminary working capital adjustment. An annual payout can be earned based on the achievement of certain performance targets in each year over the three-year period ending December 31, 2014. No annual payout was earned as the performance targets were not met. As of December 31, 2013, the Company calculated the fair value of the contingent consideration arrangement to be zero, which is based on Level 3 inputs as defined in Note 11.
Corrosion Protection Segment
As part of the 2014 Restructuring Plan, the Company made the decision to shutter two older and redundant fusion bonded epoxy coating plants and consolidate and terminate certain land leases at The Bayou Companies, LLC’s (“Bayou”) Louisiana facility. The actions taken to restructure Bayou’s Louisiana operations allow Bayou to cost effectively meet market demand, for both onshore and offshore projects, by optimizing pipe coating activities and reducing fixed costs. The repositioning of Bayou’s Louisiana facility will also include additional capital investments in the remaining coating facilities over the next two to three years to augment Bayou’s competitive position. See further discussion in Note 2 as to the impact that the 2014 Restructuring Plan had on Bayou’s goodwill reporting unit.
On March 31, 2014, the Company sold its forty-nine percent (49%) interest in Bayou Coating, L.L.C. (“Bayou Coating”) to Stupp Brothers Inc. (“Stupp”), the holder of the remaining fifty-one percent (51%) interest in Bayou Coating. Stupp purchased the interest by exercising an existing option to acquire the Company’s interest in Bayou Coating at a purchase price equal to $9.1 million, which represented forty-nine percent (49%) of the book value of Bayou Coating as of December 31, 2013. Such book value was determined in accordance with the requirements of the joint venture agreement and was based on Bayou Coating’s federal information tax return for 2013 and approximated the Company’s book value of its investment in Bayou Coating as of December 31, 2013. The Company had previously received an indication from Stupp of its intent to exercise such option and, in the second quarter of 2013 in connection with such indication, the Company recognized a non-cash charge of $2.7 million ($1.8 million post-tax) related to the goodwill allocated to the joint venture as part of the purchase price accounting associated with the 2009 acquisition of Bayou. The non-cash charge represented the Company’s then current estimate of the difference between the carrying value of the investment on the balance sheet and the amount the Company would receive in connection with the exercise. During the first quarter of 2014, the difference between the Company’s recorded gross equity in earnings of affiliated companies of approximately $1.2 million and the final equity distribution settlement of $0.7 million resulted in a loss of approximately $0.5 million that is recorded in other income (expense) on the consolidated statement of operations.

Prior to March 2014, the Company held a fifty-nine percent (59%) equity interest in Delta Double Jointing, LLC (“Bayou Delta”) through which the Company offers pipe jointing and other services for the steel-coated pipe industry. The remaining forty-one percent (41%) was held by Bayou Coating. On March 31, 2014, the Company acquired this forty-one percent (41%) interest from Bayou Coating by exercising its existing option at a purchase price equal to $0.6 million. As a result, Bayou Delta is now a wholly owned subsidiary of the Company.
During the second quarter of 2013, the Company’s Board of Directors approved a plan of liquidation for its Bayou Welding Works (“BWW”) business in an effort to improve the Company’s overall financial performance and align the operations with its long-term strategic initiatives. BWW provided specialty welding and fabrication services from its facility in New Iberia, Louisiana. Financial results for BWW were part of the Company’s Energy and Mining segment for financial reporting purposes. BWW ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. As a result of the closure of BWW, Aegion recognized a pre-tax, non-cash charge of approximately $3.9 million ($2.4 million after-tax, or $0.06 per diluted share) to reflect the impairment of goodwill and intangible assets. The Company also recognized additional non-cash impairment charges for equipment and other assets of approximately $1.1 million on a pre-tax basis ($0.7 million on an after-tax basis, or $0.02 per diluted share), which also was recorded in the second quarter of 2013. The Company also incurred cash charges to exit the business of approximately $0.1 million on a pre-tax and post-tax basis, which included property, equipment and vehicle lease termination and buyout costs, employee termination benefits and retention incentives, among other ancillary shut-down expenses. During the fourth quarter of 2014, the Company completed final liquidation of BWW. Included within the final liquidation was the settlement of outstanding receivables with a single customer associated with a larger fabrication project. The Company also incurred cash charges of $1.4 million related to certain professional fees incurred during dissolution as well as in connection with the settlement discussed above. This resulted in a recorded pre-tax charge of approximately $6.0 million within discontinued operations.
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
Energy Services Segment
On July 1, 2013, the Company acquired the equity interests of Brinderson, L.P., a California limited partnership, General Energy Services, a California corporation, and Brinderson Constructors, Inc., a California corporation (collectively, “Brinderson”). The transaction purchase price was $150.0 million, which resulted in a cash purchase price at closing of $147.6 million after preliminary working capital adjustments and an adjustment to account for cash held in the business at closing. The transaction was funded by borrowings under the Company’s $650.0 million senior secured credit facility as discussed in Note 6. During the fourth quarter of 2014, the Company finalized the settlement of negotiated working capital for the Brinderson acquisition as well as escrow claims made pursuant to the purchase agreement. As as a result of the settlement, the Company received proceeds of approximately $5.5 million, $1.0 million of which was recorded as a purchase price adjustment related to working capital and the remaining $4.5 million was recorded as an offset to operating expense in the Consolidated Statement of Operations.
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
Purchase Price Accounting
The Company accounts for its acquisitions in accordance with FASB ASC 805, Business Combinations. The Company records definite-lived intangible assets at their determined fair value related to customer relationships, backlog, trade names and trademarks and patents and other acquired technologies. Acquisitions generally result in goodwill related to purchase price, assembled workforce, growth opportunities and market potential. The goodwill associated with the Brinderson acquisition is deductible for tax purposes. During 2014, certain pre-acquisition matters were identified by the Company where a loss is both probable and reasonably estimable. Accordingly, the Company increased recorded goodwill by $14.5 million. During the fourth quarter of 2014, a final working capital settlement was reached and resulted in a $1.0 million reduction to the purchase price.

The Brinderson acquisition made the following contributions to the Company’s revenues and profits (in thousands):

	Years Ended December 31,
	2014	2013
Revenues	$305,807	$108,233
Net income (1)	13,310	4,838
_____________________

(1)	Net income includes an allocation of corporate expenses that is not necessarily an indication of the entity’s operations on a stand alone basis.
The following unaudited pro forma summary presents combined information of the Company as if the Brinderson acquisition had occurred at the beginning of the year preceding its acquisition (in thousands):

2013
Revenues	$1,199,653
Net income (1)	50,384
_____________________

(1)	Includes pro-forma adjustments for purchase price depreciation and amortization as if those intangibles were recorded as of January 1 of the year preceding the respective acquisition date.
The transaction purchase price to acquire Brinderson was $150.0 million, which included a cash purchase price at closing of $147.6 million after preliminary working capital adjustments and an adjustment to account for cash held in the business at closing. The final working capital settlement with the previous owners resulted in a $1.0 million reduction in purchase price for a final purchase price of $146.6 million.
The following table summarizes the fair value of identified assets and liabilities of the Brinderson acquisition at its acquisition date (in thousands):

Brinderson
Cash	$3,842
Receivables and cost and estimated earnings in excess of billings	28,353
Prepaid expenses and other current assets	655
Property, plant and equipment	6,848
Identified intangible assets	60,210
Other assets	1,071
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(30,622)
Total identifiable net assets	$70,357

Total consideration	$146,605
Less: total identifiable net assets	70,357
Goodwill at December 31, 2014	$76,248
The following adjustment was made during the fourth quarter of 2014 relative to the acquisition of Brinderson as the Company completed its purchase price accounting (in thousands):

Brinderson
Goodwill at December 31, 2013	$77,248
Decrease in goodwill related to working capital adjustment	(1,000)
Goodwill at December 31, 2014	$76,248

During the second quarter of 2014, and in connection with the 2012 acquisition of Fyfe Group LLC’s Asian operations (“Fyfe Asia”), the Company agreed to a working capital settlement with the previous owners, which increased the purchase price and related goodwill by $1.1 million for a final purchase price of $21.1 million (in thousands):

Fyfe Asia
Goodwill at December 31, 2013	$20,008
Increase in goodwill related to working capital adjustment	1,098
Goodwill at December 31, 2014	$21,106

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
Foreign Currency Translation
For the Company’s international subsidiaries, the local currency is generally the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates. The cumulative translation adjustment resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in total stockholders’ equity. Net foreign exchange transaction gains (losses) are included in other income (expense) in the Consolidated Statements of Operations. Due to the strengthening of the U.S. Dollar, there was a substantial decrease with respect to certain functional currencies and their relation to the U.S. Dollar during the third and fourth quarters of 2014, most notably the Canadian Dollar, British Pound and Euro.
The Company’s accumulated other comprehensive income is comprised of three main components: (i) currency translation; (ii) derivatives; and (iii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom.
As of December 31, 2014 and 2013, the Company had $(23.4) million and $0.6 million, respectively, related to currency translation adjustments, $(0.7) million and $1.2 million, respectively, related to derivative transactions and $(0.5) million and $0.2 million, respectively, related to pension activity in accumulated other comprehensive income.
Research and Development
The Company expenses research and development costs as incurred. Research and development costs of $2.6 million, $2.6 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, are included in operating expenses in the accompanying consolidated statements of income.
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

Volatility and expected term assumptions are based on the Company’s historical experience. The risk-free rate is based on a U.S. Treasury note with a maturity similar to the option award’s expected term. Fair value of restricted stock, restricted stock unit and deferred stock unit awards is determined using the Company’s closing stock price on the award date. The shares of restricted stock and restricted stock units that are awarded are subject to performance and/or service restrictions. The Company makes forfeiture rate assumptions in connection with the valuation of restricted stock and restricted stock unit awards that could be different than actual experience. During 2012, the Company introduced three-year performance based stock unit awards for a number of its key employees. These awards are subject to performance and service restrictions. The awards contain financial targets for each year in the three-year performance period as well as cumulative totals. These awards have a threshold, target and maximum amount of shares that can be awarded based on the Company’s financial results for each year and cumulative three-year period. The awards allow an employee to earn back a portion of the shares that were unearned in a prior year, if cumulative performance targets are met. Discussion of the Company’s application of FASB ASC 718 is described in Note 8.
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
Earnings per Share
Earnings per share have been calculated using the following share information:

	2014	2013	2012
Weighted average number of common shares used for basic EPS	37,651,492	38,692,658	39,222,737
Effect of dilutive stock options and restricted and deferred stock unit awards	—	389,684	313,654
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	37,651,492	39,082,342	39,536,391
The Company excluded 318,059 stock options and restricted and deferred stock units in 2014 from the diluted earnings per share calculation for the Company’s common stock because of the reported net loss for the period. The Company excluded 164,014, 318,026 and 223,536 stock options in 2014, 2013 and 2012, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.
Classification of Current Assets and Current Liabilities
The Company includes in current assets and current liabilities certain amounts realizable and payable under construction contracts that may extend beyond one year. The construction periods on projects undertaken by the Company generally range from less than one month to 24 months.
Cash, Cash Equivalents and Restricted Cash
The Company classifies highly liquid investments with original maturities of 90 days or less as cash equivalents. Recorded book values are reasonable estimates of fair value for cash and cash equivalents. Restricted cash primarily consists of funds reserved for legal requirements, payments from certain customers placed in escrow in lieu of retention in case of potential issues regarding future job performance by the Company, or advance customer payments and compensating balances for bank undertakings in Europe. Restricted cash related to operations is similar to retainage and is therefore classified as a current asset, consistent with the Company’s policy on retainage. Changes in restricted cash flows are reported in the consolidated statements of cash flows based on the nature of the restriction.
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. Actual cost is used to value raw materials and supplies. Standard cost, which approximates actual cost, is used to value work-in-process, finished goods and construction materials. Standard cost includes direct labor, raw materials and manufacturing overhead based on normal capacity. For certain businesses within our Corrosion Protection segment, the Company uses actual costs or average costs for all classes of inventory.
Retainage
Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of revenue earned by the Company but held for payment by the customer pending satisfactory completion of the project. The Company generally invoices its customers periodically as work is completed. Under ordinary circumstances, collection from municipalities is made within 60 to 90 days of billing. In most cases, 5% to 15% of the contract value is withheld by the municipal owner pending satisfactory completion of the project. Collections from other customers are generally made within 30 to 45 days of billing. Unless reserved, the Company believes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract. Retainage is generally collected within one year of the completion of a contract, although collection can extend beyond one year from time to time. As of December 31, 2014, retainage receivables aged greater than 365 days approximated 10% of the total retainage balance and collectibility was assessed as described in the allowance for doubtful accounts section below.
Allowance for Doubtful Accounts
Management makes estimates of the uncollectibility of accounts receivable and retainage. The Company records an allowance based on specific accounts to reduce receivables, including retainage, to the amount that is expected to be collected. The specific allowances are reevaluated and adjusted as additional information is received. After all reasonable attempts to collect the receivable or retainage have been explored, the account is written off against the allowance. The Company also includes reserves related to certain accounts receivable that may be in litigation or dispute.
Long-Lived Assets
Property, plant and equipment and other identified intangibles (primarily customer relationships, patents and acquired technologies, trademarks, licenses, contract backlog and non-compete agreements) are recorded at cost, net of accumulated depreciation and impairment, and, except for goodwill and certain trademarks, are depreciated or amortized on a straight-line basis over their estimated useful lives. Changes in circumstances such as technological advances, changes to the Company’s business model or changes in the Company’s capital strategy can result in the actual useful lives differing from the Company’s estimates. If the Company determines that the useful life of its property, plant and equipment or its identified intangible assets should be changed, the Company would depreciate or amortize the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing or decreasing depreciation or amortization expense.
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
Impairment Review - September 30, 2014
As part of the 2014 Restructuring Plan, the Company evaluated the long-lived assets of its global operations affected by the restructuring initiative. The affected reporting units were (i) the Bayou reporting unit (“Bayou Reporting Unit”); (ii) the European Sewer and Water Rehabilitation (“Europe”) reporting unit; and (iii) the Asia-Pacific Sewer and Water Rehabilitation (“Asia-Pacific”) reporting unit. The results of the Bayou Reporting Unit and its related asset groups are reported within the Corrosion Protection reportable segment. The results of Europe and Asia-Pacific and their related asset groups are reported within the Infrastructure Solutions reportable segment.

In the early stages of the evaluation process, the Company reviewed the financial performance of all at risk asset groups within each affected reporting unit. Due to the ongoing weak economic conditions and weak economic outlook for certain at risk asset groups, the Company decided to no longer focus on the possible growth opportunities within these businesses; therefore, the Company would no longer provide cash flow or operational support to these businesses. This decision was deemed a significant adverse change in the extent or manner in which the asset is currently being used, and as such, the Company performed an asset impairment review as of September 30, 2014 for all of its at risk asset groups within each of the affected reporting units in accordance with ASC 360, Property, Plant and Equipment (“FASB ASC 360”).
The assets of each asset group represent the lowest level for which identifiable cash flows can be determined independent of other groups of assets and liabilities. The Company developed internal forward business plans under the guidance of local and regional leadership to determine the undiscounted expected future cash flows derived from each of the at risk asset groups’ long-lived assets. Such were based on management’s best estimates considering the likelihood of various outcomes. Based on the internal projections, the Company determined that the undiscounted expected future cash flows for all of the identified at risk asset groups were less than the carrying value of the assets, and as a result, engaged a third-party valuation firm to assist in determining the fair value of long-lived assets at these at risk asset groups.
In order to determine the impairment amount of long-lived assets, the Company first determined the fair value of each key component of its long-lived assets at each asset group. For property and equipment, the Company primarily utilized the cost and market approaches, which involved the use of significant estimates and assumptions such as salvage and scrap market data and producer price indices. The Company also considered functional and economic obsolescence related to the business and the assets. Based upon the results of the analysis, the at risk asset groups with a fair value less than the carrying value of their respective assets included Bayou and Bayou Delta of the Bayou Reporting Unit; France of the Europe reporting unit; and Malaysia and India of the Asia-Pacific reporting unit. Accordingly, the Company recorded a total impairment charge of $11.9 million in the third quarter of 2014, which consisted of $10.9 million related to Bayou, $0.4 million related to Bayou Delta, $0.2 million related to France, $0.3 million related to Malaysia and $0.1 million related to India. The impairment charge was primarily recorded to cost of revenues in the Consolidated Statements of Operations.
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
Based on the results of the valuation, the carrying amount of the customer relationship intangible asset at Bayou exceeded the fair value and resulted in a full impairment as of September 30, 2014. Accordingly, the Company recorded a $10.9 million impairment charge in the third quarter of 2014. The impairment charge was recorded to definite-lived intangible asset impairment in the Consolidated Statements of Operations.
Annual Impairment Assessment - October 1, 2014
As a result of the annual impairment assessment in accordance with FASB ASC 350, Intangibles – Goodwill and Other (“FASB ASC 350”), the Fyfe Rehabilitation (“Fyfe”) reporting unit had a fair value below its carrying value, which caused the Company to review the financial performance of all at risk asset groups within that reporting unit in accordance with FASB ASC 360. The results of Fyfe and its related asset groups are reported within the Infrastructure Solutions reportable segment.
The assets of each asset group represent the lowest level for which identifiable cash flows can be determined independent of other groups of assets and liabilities. The Company developed internal forward business plans under the guidance of local and regional leadership to determine the undiscounted expected future cash flows derived from each of the at risk asset groups’ long-lived assets. Such were based on management’s best estimates considering the likelihood of various outcomes. Based on internal cash flow projections, the Company determined that the undiscounted expected future cash flows for the Fyfe Latin America asset group was less than the carrying value of its assets, and as a result, engaged a third-party valuation firm to assist in determining the fair value of long-lived assets at this at risk asset group, which primarily consisted of a customer relationship intangible asset. In order to determine the impairment amount of the customer relationships intangible asset, the Company calculated the fair value of the intangible based on the multi-period excess earnings method, which utilizes discounted cash flows to evaluate the net earnings attributable to the asset being measured. Key assumptions used in assessment include the discount rate (based on weighted-average cost of capital), revenue growth rates, contributory asset charges and working capital needs, which were based on current market conditions and were consistent with internal management projections.

Based on the results of the valuation, the carrying amount of the customer relationship intangible asset at Fyfe Latin America exceeded the fair value and resulted in a $1.2 million impairment charge in the fourth quarter of 2014. The impairment charge was recorded to definite-lived intangible asset impairment in the Consolidated Statements of Operations.
Impairment Review - December 31, 2014
During the fourth quarter of 2014, certain reporting units operating in the energy sector experienced customer-driven delays, work order cancellations, and canceled sales opportunities as a result of declining crude oil prices since October 2014. As a result, the Company evaluated the long-lived assets of its operations affected by these circumstances and determined that a significant adverse change had occurred in the extent or manner in which these assets are currently being used. As such, the Company performed an asset impairment review as of December 31, 2014, in accordance with FASB ASC 360, for all of its at risk asset groups within the CRTS and Bayou Reporting Units. The results of these reporting units and their related asset groups are reported within the Corrosion Protection reportable segment.
The assets of each asset group represent the lowest level for which identifiable cash flows can be determined independent of other groups of assets and liabilities. The Company developed internal forward business plans under the guidance of local and regional leadership to determine the undiscounted expected future cash flows derived from each of the at risk asset groups’ long-lived assets. Such were based on management’s best estimates considering the likelihood of various outcomes. Based on the internal projections, the Company determined that the undiscounted expected future cash flows for all of the identified at risk asset groups exceeded the carrying value of the assets, and as such, no impairment to recorded long-lived assets was required.
The fair value estimates described above were determined using observable inputs and significant unobservable inputs, which are based on level 3 inputs as defined in Note 11.
Goodwill
Under FASB ASC 350, the Company assesses recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. An impairment charge will be recognized to the extent that the implied fair value of a reporting unit is less than its carrying value. Factors that could potentially trigger an impairment review include (but are not limited to):

•	significant underperformance of a segment relative to expected, historical or forecasted operating results;

•	significant negative industry or economic trends;

•	significant changes in the strategy for a segment including extended slowdowns in the segment’s market;

•	a decrease in market capitalization below the Company’s book value; and

•	a significant change in regulations.
Whether during the annual impairment assessment or during a trigger-based impairment review, the Company determines the fair value of its reporting units and compares such fair value to the carrying value of those reporting units to determine if there are any indications of goodwill impairment.
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
The market approach estimates fair value by first determining earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples for comparable publicly-traded companies with similar characteristics of the reporting unit. The EBITDA multiples for comparable companies are based upon current enterprise value. The enterprise value is based upon current market capitalization and includes a control premium. The Company believes this approach is appropriate because it provides a fair value estimate using multiples from entities with operations and economic characteristics comparable to its reporting units.
The income approach is based on forecasted future (debt-free) cash flows that are discounted to present value using factors that consider timing and risk of future cash flows. The Company believes this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. Discounted cash flow projections are based on financial forecasts developed from operating plans and economic outlooks, growth rates, estimates of future expected changes in operating margins, terminal value growth rates, future capital expenditures and changes in working capital requirements. Estimates of discounted cash flows may differ from actual cash flows due to, among other things, changes in economic conditions, changes to business models, changes in the Company’s weighted average cost of capital, or changes in operating performance.
The discount rate applied to the estimated future cash flows is one of the most significant assumptions utilized under the income approach. The Company determines the appropriate discount rate for each of its reporting units based on the weighted average cost of capital (“WACC”) for each individual reporting unit. The WACC takes into account both the pre-tax cost of debt and cost of equity (a major component of the cost of equity is the current risk-free rate on twenty year U.S. Treasury bonds). As each reporting unit has a different risk profile based on the nature of its operations, including market-based factors, the WACC for each reporting unit may differ. Accordingly, the WACCs are adjusted, as appropriate, to account for company-specific risks associated with each reporting unit.
Impairment Review - September 30, 2014
As a result of the 2014 Restructuring Plan, the Company evaluated the goodwill of its global operations affected by the restructuring initiative and determined that a triggering event had occurred. As such, the Company performed a goodwill impairment review for each affected reporting unit as of September 30, 2014. The Company’s reporting units adversely affected by the 2014 Restructuring Plan were Bayou, Europe and Asia-Pacific. In accordance with the provisions of FASB ASC 350, the Company determined the fair value of its reporting units and compared such fair value to the carrying value of those reporting units. For all three reporting units, fair value exceeded carrying value, and as such, no impairment to recorded goodwill was required.
Significant assumptions used in the Company’s goodwill review included: (i) discount rates ranging from 13.0% to 16.5%; (ii) annual revenue growth rates generally ranging from 2% to 7%; (iii) sustained or slightly increased gross margins; (iv) peer group EBITDA multiples; and (v) terminal values for each reporting unit using a long-term growth rate of 2.5% to 3.0%. If actual results differ from estimates used in these calculations, the Company could incur future impairment charges.
For the Bayou reporting unit, the excess of fair value in relation to its carrying value was 10.2%. The values derived from both the income approach and market approach decreased from the October 1, 2013 analysis; however, the fair value in relation to its carrying value improved from the prior year due to a decrease in carrying value as of the valuation dates. During the first nine months of 2014, the carrying value of the Bayou reporting unit was lowered due to the sale of its interest in Bayou Coating as described in Note 1 and the impairment of tangible and intangibles assets described above. The fair value for the Bayou reporting unit decreased $48.0 million, or 30.9%, from the prior year analysis due to the suspension of a material contract, a lack of project activity available in the Gulf of Mexico market and customer-driven project delays. The impairment analysis assumed a weighted average cost of capital of 13.5% and a long-term growth rate of 3%. The analysis also included an annual revenue growth rate of approximately 5% which was modestly higher than the prior year actual results, but at a level that is below the reporting unit’s five-year average. Projected cash flows anticipate a modest recovery in the Gulf of Mexico market beginning in 2015. The Company noted improved visibility into larger bidding opportunities for deep water drilling activities in the Gulf of Mexico; however, there is a significant lead time from drilling to the point of building the pipeline infrastructure, or gather lines, to bring oil and natural gas onshore for refinement. This extended lead time creates added uncertainty and could have a material negative impact on long-term projected cash flows. Additionally, projected cash flows related to the Bayou reporting unit’s new insulation facility located in Louisiana are subject to final operational testing and largely dependent in 2015 and 2016 on a single, large customer with whom the Company has a long-standing history. The Bayou reporting unit’s Canadian coating operation, while not as reliant on larger projects, is dependent upon overall increased project activity in order to realize the cash flow projections included in the impairment analysis. If any of these assumptions do not materialize in a manner consistent with the Company’s expectations, there is risk of impairment to recorded goodwill.
For the Europe reporting unit, the excess of fair value in relation to its carrying value was 9.3%. The values derived from both the income approach and market approach decreased from the October 1, 2013 analysis, and the fair value in relation to its carrying value declined from the prior year due to exiting certain European operations. The fair value for Europe decreased $8.2 million, or 9.5%, from the prior year analysis. The impairment analysis assumed a weighted average cost of capital of 14.0% and a long-term growth rate of 2.5%. The analysis also included an annual revenue growth rate of approximately 5% which is slightly below the prior year results and certain cost savings expected to be achieved through the 2014 Restructuring Plan. In addition, projected cash flows were also based, in part, on the successful closure or sale of the Insituform contacting operations in France and Switzerland. In December 2014, the Company sold the Switzerland operations. If any of these assumptions do not materialize in a manner consistent with the Company’s expectations, there is risk of impairment to recorded goodwill.
For the Asia-Pacific reporting unit, the excess of fair value in relation to its carrying value was 12.1%. The values derived from both the income approach and market approach decreased from the October 1, 2013 analysis, and the fair value in relation to its carrying value declined from the prior year due to exiting certain Asia-Pacific operations, many of which were underperforming. The fair value for Asia-Pacific decreased $18.0 million, or 36.4%, from the prior year analysis. The impairment analysis assumed a weighted average cost of capital of 14.0% and a long-term growth rate of 3.0%. The analysis also included an annual revenue growth rate of approximately 5% for the remaining operations and certain cost savings expected to be achieved through the 2014 Restructuring Plan. In addition, projected cash flows were also based, in part, on the successful closure of the Insituform contracting operations in India, Hong Kong, Malaysia and Singapore. If any of these assumptions do not materialize in a manner consistent with the Company’s expectations, there is risk of impairment to recorded goodwill.
The total value of goodwill recorded at September 30, 2014 for the Bayou, Europe and Asia-Pacific reporting units was $29.7 million, $20.4 million and $5.3 million, respectively.
Annual Impairment Assessment - October 1, 2014
The Company had nine reporting units for purposes of assessing goodwill at October 1, 2014 as follows: North American Rehabilitation, Europe, Asia-Pacific, United Pipeline Systems, Bayou, Corrpro, CRTS, Brinderson and Fyfe.
Significant assumptions used in our October 2014 goodwill review included: (i) discount rates ranging from 12.5% to 16.0%; (ii) annual revenue growth rates generally ranging from 1% to 20%; (iii) sustained or slightly increased gross margins; (iv) peer group EBITDA multiples; and (v) terminal values for each reporting unit using a long-term growth rate of 1.0% to 3.5%. If actual results differ from estimates used in these calculations, the Company could incur future impairment charges.
During the Company’s assessment of its reporting units’ fair values in relation to their respective carrying values, four reporting units had a fair value in excess of 30% of their carrying value, two reporting units had a fair value within 10% percent of their carrying value, and one had a fair value below its carrying value. The two reporting units with a fair value within 10% of their carrying value were the Europe and CRTS reporting units, which had fair values exceeding their carrying values by 9.3% and 2.5%, respectively. The one reporting unit with a fair value below its carrying value was the Fyfe reporting unit, which had a fair value less than its carrying value by 6.2%. The total value of goodwill recorded at the impairment testing date for the Europe, CRTS and Fyfe reporting units was $20.4 million, $20.1 million and $66.5 million, respectively.
For the CRTS reporting unit, excess fair value in relation to its carrying value was 2.5%. The values derived from both the income approach and the market approach decreased from the October 1, 2013 annual goodwill impairment analysis, and the fair value in relation to its carrying value declined from the prior year due to reduced longer-term outlooks for higher-margin, international offshore markets. CRTS achieved healthy project wins during 2014; however, most were situated in international onshore and mining markets, which typically offer lower margin profiles. Management expects this trend to continue into the foreseeable future. The fair value for CRTS decreased $3.8 million, or 6.8%, from the prior year analysis. The 2014 analysis assumed a weighted average cost of capital of 13.5%, compared 13.0% in 2013, and a long-term growth rate of 3.0%, which is consistent with the October 1, 2013 review. The income approach analysis also included an annual revenue growth rate of approximately 6.5%, which is higher than the prior year; however, average gross margins were approximately 150 basis points lower in 2014 due to the shift in expected project mix. See below for the trigger-based impairment review conducted as of December 31, 2014.
For the Fyfe reporting unit, fair value in relation to its carrying value was negative 6.2%. The values derived from both the income approach and the market approach decreased from the October 1, 2013 analysis, and the fair value in relation to its carrying value declined from the prior year due to lower longer-term expectations for the Fyfe businesses, primarily in North America, because recent investments in operational leadership and business development have yielded slower than expected growth. For the 2013 analysis, the Company assumed bidding activity would increase in 2014 and result in new contract wins that would commence in 2014 and 2015. While stability has been restored and improvements have been made in 2014, the ability to sustain new order intake and improve gross profits have not materialized as rapidly as expected. The fair value for Fyfe decreased $40.1 million, or 20.7%, from the prior year analysis. The impairment analysis assumed a weighted average cost of capital of 16.0% and a long-term growth rate of 3.5%. The analysis also included an annual revenue growth rate of approximately 10%, due to the low revenue levels achieved in 2014. As a result of failing Step 1, the Company performed Step 2 procedures, which compares the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill for a reporting unit, the Company assigns the fair value (as determined in Step 1) to the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. Any excess of the carrying value of goodwill of the reporting unit over its implied fair value is recorded as impairment. Based on this analysis, the Company determined that recorded goodwill at Fyfe was impaired by $16.1 million, which was recorded to “Goodwill impairment” in the Consolidated Statement of Operations in the fourth quarter of 2014. As of December 31, 2014, the Company had remaining Fyfe goodwill of $50.2 million. Our future cash flows include increased revenue projections related to growth in the pipeline market, specifically industrial and municipal pipelines. Delays in our growth projections could have a material negative affect on Fyfe’s projected long-term cash flows. Also included in the projected cash flows are certain cost savings expected to be achieved through the 2014 Restructuring Plan. If any of these assumptions do not materialize in a manner consistent with the Company’s expectations, there is risk of impairment to recorded goodwill.

Impairment Review - December 31, 2014
During the fourth quarter of 2014, certain reporting units operating in the energy sector experienced customer-driven delays, work order cancellations, and canceled sales opportunities as a result of declining crude oil prices since October 2014. The Company evaluated the goodwill of its operations affected by these circumstances and determined that a triggering event had occurred. As such, the Company performed a goodwill impairment review for its Bayou and CRTS reporting units as of December 31, 2014. In accordance with the provisions of FASB ASC 350, the Company determined the fair value of its affected reporting units and compared such fair value to the carrying value of those reporting units. For both reporting units, carrying value exceeded fair value.
For the Bayou reporting unit, fair value in relation to its carrying value was negative 9.5%. The values derived from the income approach and the market approach decreased 21.3% and 12.0%, respectively, from the September 30, 2014 goodwill impairment analysis. Current uncertainty in the upstream oil markets, which caused work order cancellations and canceled sales opportunities in North America for the Bayou Canada and CCSI asset groups, affected the Company’s expected future cash flows in 2015 and 2016. The impairment analysis assumed a weighted average cost of capital of 13.5% and a long-term growth rate of 3.0%, which are both consistent with the September 30, 2014 review. The income approach analysis also included an annual revenue growth rate of approximately 4%, which was slightly lower than the 5% annual growth in the previous analysis. In addition, average gross margins were approximately 35 basis points lower in 2014 due to expected market contraction and lower plant utilization rates. As a result of failing Step 1, the Company performed Step 2 procedures, which compares the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill for a reporting unit, the Company assigns the fair value (as determined in Step1) to the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. Any excess of the carrying value of goodwill of the reporting unit over its implied fair value is recorded as impairment. Based on this analysis, the Company determined that Bayou’s goodwill was fully impaired; and as such, recorded a $29.7 million charge to “Goodwill impairment” in the Consolidated Statement of Operations in 2014. As of December 31, 2014, there was no recorded goodwill at Bayou.
For the CRTS reporting unit, fair value in relation to its carrying value was negative 13.8%. The values derived from both the income approach and the market approach decreased from the October 1, 2014 annual goodwill impairment analysis due to current uncertainty in the upstream oil markets, which caused customer-driven delays in the more profitable international offshore pipeline market and delayed or canceled sales opportunities in certain North American markets. These adverse conditions affected the Company’s expected future cash flows in 2015 and 2016. The fair value for CRTS decreased $5.4 million, or 10.5%, from the previous analysis. The impairment analysis assumed a weighted average cost of capital of 13.5% and a long-term growth rate of 3.0%, which are both consistent with the October 1, 2014 review. The income approach analysis also included an annual revenue growth rate of approximately 3.8%, which is lower than the 6.5% growth rate assumed in the previous analysis. Expected gross margins were consistent between both analyses. As a result of failing Step 1, the Company performed Step 2 procedures, which compares the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill for a reporting unit, the Company assigns the fair value (as determined in Step 1) to the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. Any excess of the carrying value of goodwill of the reporting unit over its implied fair value is recorded as impairment. Based on this analysis, the Company determined that recorded goodwill at CRTS was impaired by $5.7 million, which was recorded to “Goodwill impairment” in the Consolidated Statement of Operations in 2014. As of December 31, 2014, the Company had remaining CRTS goodwill of $14.4 million. Projected cash flows were based, in part, on maintaining a presence in the higher-margin. international offshore pipeline market and the Company’s ability to expand its technology to other applications. If these assumptions do not materialize in a manner consistent with Company’s expectations, there is risk of impairment to recorded goodwill.
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
Prior to March 2014, the Company held a fifty-nine percent (59%) equity interest in Bayou Delta through which the Company offers pipe jointing and other services for the steel-coated pipe industry. The remaining forty-one percent (41%) was held by Bayou Coating. On March 31, 2014, the Company acquired this forty-one percent (41%) interest from Bayou Coating by exercising its existing option at a purchase price equal to $0.6 million. As a result, Bayou Delta is now a wholly owned subsidiary of the Company.
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
Investments in entities in which the Company does not have control or is not the primary beneficiary of a variable interest entity, and for which the Company has 20% to 50% ownership or has the ability to exert significant influence, are accounted for by the equity method. At December 31, 2014 and 2013, the investments in affiliated companies on the Company’s consolidated balance sheets were $0.0 million and $9.1 million, respectively.
Net income presented below for the years ended December 31, 2014 and 2013 includes Bayou Coating’s previously held forty-one percent (41%) interest in Bayou Delta, which is eliminated for purposes of determining the Company’s equity in earnings of affiliated companies because Bayou Delta is consolidated in the Company’s financial statements as a result of its additional ownership through another Company subsidiary.
The Company’s equity in earnings of affiliated companies for all periods presented below includes acquisition-related depreciation and amortization expense and is net of income taxes associated with these earnings. Financial data for these investments in affiliated companies at December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31, 2014 are summarized in the following tables (in thousands):

	December 31,
Balance sheet data	2014(1)	2013(2)
Current assets	$—	$10,220
Non-current assets	—	10,022
Current liabilities	—	1,743
Non-current liabilities	—	—

Income statement data	2014(1)	2013(2)	2012(2)
Revenue	$9,088	$89,157	$141,233
Gross profit	3,489	27,336	40,342
Net income	2,413	17,946	22,009
Equity in earnings of affiliated companies	570	5,159	6,359
_____________________
(1)    Bayou Coating was sold in March 2014. Income statement data in 2014 includes only those results up to the date of its sale.
(2)    Includes the financial data of Insituform-Germany through the date of its sale in June 2013.
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

Based on its evaluation of the above factors and judgments, as of December 31, 2014, the Company consolidated any VIEs in which it was the primary beneficiary. Also, as of December 31, 2014, the Company had significant interests in certain VIEs primarily through its joint venture arrangements for which the Company was not the primary beneficiary. There have been no changes in the status of the Company’s VIE or primary beneficiary designations during 2014.
Financial data for consolidated variable interest entities at December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31, 2014 are summarized in the following tables (in thousands):

	December 31,
Balance sheet data	2014	2013
Current assets	$57,046	$55,651
Non-current assets	43,165	47,606
Current liabilities	22,525	33,886
Non-current liabilities	36,155	25,020

Income statement data	2014	2013	2012
Revenue	$84,968	$85,908	$107,821
Gross profit	14,306	12,998	19,625
Net income	2,413	1,892	3,622
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
In May 2014, the FASB issued guidance that supersedes revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of non-financial assets. Under the new guidance, entities are required to recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-

step analysis to be performed on transactions to determine when and how revenue is recognized. This new guidance is effective retroactively in fiscal years beginning after December 15, 2016. The Company is currently evaluating the effect the guidance will have on its financial condition and results of operations.
In August 2014, the FASB issued guidance that requires management to assess the Company’s ability to continue as a going concern and to provide related disclosures in certain circumstances. The standard is effective for public companies for annual periods beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the effect the guidance will have on its financial condition and results of operations.

3.    RESTRUCTURING
On October 6, 2014, the Company’s board of directors approved the 2014 Restructuring Plan to improve gross margins and profitability in the long term by exiting low-return businesses and reducing the size and cost of the Company’s overhead structure.
The 2014 Restructuring Plan included exiting certain unprofitable international locations for the Company’s Insituform business, consolidating the Company’s worldwide Fyfe business with the Company’s global Insituform business and eliminating certain idle facilities in the Company’s Bayou Louisiana coatings operations.
For the year ended December 31, 2014, significant progress has been made against all of the aforementioned objectives. Headcount reductions via termination totaled 31 in 2014. The Company expects approximately 80 additional headcount reductions via termination in 2015.
In December 2014, and as part of the restructuring, the Company sold its wholly-owned subsidiary, Ka-te, to Marco Daetwyler Gruppe AG for the sale price of CHF 1.1 million (approximately $1.1 million). In connection with the sale, the Company entered in to a five-year exclusive tube supply agreement whereby Ka-te will source all of its liners from Insituform Linings Ltd. Ka-te will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period.
During 2014, the Company recorded pre-tax expense of $49.5 million for charges related to the 2014 Restructuring Plan as follows (in thousands):

	Infrastructure Solutions	Corrosion Protection	Total
Severance and benefit related costs	$687	$—	$687
Bad debt expense	11,947	—	11,947
Inventory obsolescence	2,746	—	2,746
Fixed asset impairment	533	11,338	11,871
Definite-lived intangible asset impairment	—	10,896	10,896
Other asset write-offs	5,013	—	5,013
Other restructuring costs	6,358	—	6,358
Total pre-tax restructuring charges	$27,284	$22,234	$49,518

Restructuring costs of $0.7 million are reported on a separate line in the Consolidated Statements of Operations in accordance with FASB ASC 420, Exit or Disposal Cost Obligations, and relate to severance and other termination benefit costs. The following tables summarize all restructuring charges recognized in 2014, by reporting segment, as presented in their affected line in the Consolidated Statements of Operations:

	Fixed Asset Impairment	Definite-lived Intangible Asset Impairment	Other Non-Cash Restructuring Charges	Cash Restructuring Charges	Total
Infrastructure Solutions:
Cost of revenues	$498	$—	$2,774	$1,076	$4,348
Operating expenses	35	—	17,544	2,976	20,555
Restructuring charges	—	—	—	687	687
Other expense	—	—	790	904	1,694
	533	—	21,108	5,643	27,284
Corrosion Protection:
Cost of revenues	11,338	—	—	—	11,338
Definite-lived intangible asset impairment	—	10,896	—	—	10,896
	11,338	10,896	—	—	22,234

Total pre-tax restructuring charges	$11,871	$10,896	$21,108	$5,643	$49,518
Total pre-tax restructuring charges in 2014 were $49.5 million ($36.2 million post-tax) and consist of non-cash charges totaling $43.9 million and cash charges totaling $5.6 million. The non-cash charges of $43.9 million included $22.2 million related to the impairment of certain long-lived assets and definite-lived intangible assets for Bayou’s coating operations in Louisiana, which is reported in the Corrosion Protection reportable segment, and $21.7 million related to inventory obsolescence, impairment definite-lived intangible assets, allowances for accounts receivable, write-off of certain other current assets and long-lived assets as well as a legal accrual related to disputed work performed by our European and Asia-Pacific operations, which are reported in the Infrastructure Solutions reportable segment. Cash charges totaling $5.6 million included employee severance, retention, extension of benefits, employment assistance programs and other costs associated with the restructuring for the European and Asia-Pacific operations.
Estimated remaining costs to be incurred in 2015, including totals and category ranges, for the 2014 Restructuring Plan are as follows:

•	Approximately $1 million to $2 million related to severance and benefit costs,

•	Approximately $4 million to $6 million related to other restructuring costs.
The following table summarizes the 2014 Restructuring Plan activity during 2014 (in thousands):

		Utilized
	Charge to Income	Cash	Non-Cash	Reserves at December 31, 2014
Severance and benefit related costs	$687	$221	$—	$466
Bad debt expense	11,947	—	483	11,464
Inventory obsolescence	2,746	—	2,746	—
Fixed asset impairment	11,871	—	11,871	—
Definite-lived intangible asset impairment	10,896	—	10,896	—
Other asset write-offs	5,013	—	5,013	—
Other restructuring costs	6,358	3,862	—	2,496
Total pre-tax restructuring charges	$49,518	$4,083	$31,009	$14,426

4.    SUPPLEMENTAL BALANCE SHEET INFORMATION
Allowance for Doubtful Accounts
Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31 (in thousands):

	2014	2013	2012
Balance, at beginning of year	$3,441	$2,953	$3,077
Bad debt expense (1)	21,911	1,043	428
Write-offs and adjustments (1)	(6,045)	(555)	(552)
Balance, at end of year	$19,307	$3,441	$2,953
__________________________

(1)
The Company recorded bad debt expense of $11.9 million in 2014 as part of the 2014 Restructuring Plan (see Note 3) and was primarily due to the exiting of certain low-return businesses mainly in foreign locations.

Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consisted of the following at December 31 (in thousands):

	2014	2013
Costs incurred on uncompleted contracts	$795,139	$740,403
Estimated earnings to date	158,982	141,413
Subtotal	954,121	881,816
Less – billings to date	(903,098)	(826,795)
Total	$51,023	$55,021
Included in the accompanying balance sheets:
Costs and estimated earnings in excess of billings	94,045	79,999
Billings in excess of costs and estimated earnings	(43,022)	(24,978)
Total	$51,023	$55,021
Costs and estimated earnings in excess of billings represent work performed that could not be billed either due to contract stipulations or the required contractual documentation has not been finalized. Substantially all unbilled amounts are expected to be billed and collected within one year.
Inventories
Inventories are summarized as follows at December 31 (in thousands):

	2014	2013
Raw materials and supplies	$22,807	$19,680
Work-in-process	13,179	8,217
Finished products	9,692	12,518
Construction materials	13,514	18,353
Total	$59,192	$58,768

Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 31 (in thousands):

	Estimated Useful Lives (Years)			2014(1)	2013
Land and land improvements				$12,021	$11,964
Buildings and improvements	5	—	40	62,548	63,870
Machinery and equipment	4	—	10	185,003	185,307
Furniture and fixtures	3	—	10	27,115	25,848
Autos and trucks	3	—	10	51,635	52,145
Construction in progress				15,400	31,012
Subtotal				353,722	370,146
Less – Accumulated depreciation				(185,509)	(187,843)
Total				$168,213	$182,303
__________________________

(1)	During the third quarter of 2014, the Company recorded asset impairments of $11.9 million related to the 2014 Restructuring Plan (see Notes 2 and 3).
Depreciation expense was $30.2 million, $28.0 million and $27.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Accrued Expenses
Accrued expenses consisted of the following at December 31 (in thousands):

	2014	2013
Vendor and other accrued expenses	$49,499	$51,278
Estimated casualty and healthcare liabilities	17,780	13,775
Job costs	13,718	13,843
Accrued compensation	21,033	15,942
Income tax payable and deferred income taxes	9,587	10,628
Total	$111,617	$105,466
5.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at January 1, 2014 and December 31, 2014 (in millions):

	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Beginning balance at January 1, 2014	$195,570	$75,862	$77,248	$348,680
Adjustments to goodwill (1)(2)	1,098	—	(1,000)	98
Impairments (3)	(16,069)	(35,443)	—	(51,512)
Foreign currency translation	(3,324)	(919)	—	(4,243)
Goodwill at December 31, 2014	$177,275	$39,500	$76,248	$293,023
__________________________

(1)	During the second quarter of 2014, the Company recorded goodwill of $1.1 million related to the 2012 acquisition of Fyfe Asia (see Note 1).

(2)	During the fourth quarter of 2014, the Company decreased goodwill by $1.0 million related to the 2013 acquisition of Brinderson (see Note 1).

(3)
During the fourth quarter of 2014, the Company recorded a goodwill impairment to its Fyfe reporting unit of $16.1 million, which is included in the Infrastructure Solutions reportable segment, and goodwill impairments to its Bayou and CRTS reporting units of $29.7 million and $5.7 million, respectively, which are included in the Corrosion Protection reportable segment (see Note 2).

Intangible Assets
Intangible assets at December 31, 2014 and 2013 were as follows (in thousands):

	December 31, 2014				December 31, 2013
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	5	$3,908	$(3,131)	$777	$3,917	$(2,977)	$940
Backlog	0	4,731	(4,731)	—	4,745	(4,745)	—
Leases	12	2,067	(623)	1,444	2,067	(477)	1,590
Trademarks	16	21,722	(5,199)	16,523	21,394	(4,167)	17,227
Non-competes	4	1,140	(839)	301	1,140	(753)	387
Customer relationships (1)(2)	13	163,386	(32,196)	131,190	182,703	(28,287)	154,416
Patents and acquired technology (3)	16	54,090	(22,052)	32,038	57,419	(22,696)	34,723
		$251,044	$(68,771)	$182,273	$273,385	$(64,102)	$209,283
__________________________

(1)	During the third quarter of 2014, the Company recorded an intangible asset impairment of $10.9 million related to realignment efforts at Bayou (see Note 2).

(2)	During the fourth quarter of 2014, the Company recorded an intangible asset impairment of $1.4 million related to Fyfe (see Note 2).

(3)	During the fourth quarter of 2014, the Company wrote off approximately $2.7 million in patents primarily related to Europe and in connection with the 2014 Restructuring Plan (see Note 3).
Amortization expense was $14.1 million, $12.2 million and $10.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated amortization expense by year is as follows (in thousands):

2015	$13,443
2016	13,454
2017	13,399
2018	13,320
2019	13,149
6.    LONG-TERM DEBT AND CREDIT FACILITY
Long-term debt, term note and notes payable consisted of the following at December 31 (in thousands):

	2014	2013
Term note, current annualized rate 2.21% due July 1, 2018	$319,375	$341,250
Line of credit, 2.16% in 2014 and 2.17% in 2013	45,500	35,500
Other notes with interest rates from 3.3% to 6.5%	12,600	11,890
Subtotal	377,475	388,640
Less – Current maturities and notes payable	26,399	22,024
Total	$351,076	$366,616
Principal payments required to be made for each of the next five years are summarized as follows (in thousands):

Year	Amount
2015	$26,399
2016	34,932
2017	41,784
2018	274,360
2019	—
Total	$377,475

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
Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable one month LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of December 31, 2014 was approximately 2.125%.
The Company’s indebtedness at December 31, 2014 consisted of $319.4 million outstanding from the $350.0 million term loan under the Credit Facility and $45.5 million on the line of credit under the Credit Facility. In July 2014, the Company borrowed $10.0 million on the line of credit for working capital needs. Additionally, the Company and Wasco Coatings UK Ltd. (“Wasco Energy”), a subsidiary of Wah Seong Corporation, loaned Bayou Wasco Insulation, LLC (“Bayou Wasco”), a joint venture between the Company and Wasco Energy, an aggregate of $14.0 million for the purchase of capital assets in 2012 and 2013. Additionally, during September 2014, the Company and Wasco Energy agreed to loan Bayou Wasco an additional $2.6 million for working capital needs increasing the total to $16.6 million. Of such amount, $8.1 million (representing funds loaned by Wasco Energy) was designated as third-party debt in the Company’s consolidated financial statements. In connection with the formation of Bayou Perma-Pipe Canada, Ltd. (“BPPC”), the Company and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January 2012, the Company and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. Of such amount, $4.3 million was designated as third-party debt in the Company’s consolidated financial statements. The Company also held $0.1 million of third party notes and bank debt at December 31, 2014.
As of December 31, 2014, the Company had $27.3 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $10.2 million was collateral for the benefit of certain of our insurance carriers and $17.1 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
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
At December 31, 2014 and 2013, the estimated fair value of the Company’s long-term debt was approximately $377.0 million and $380.1 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 11.
In July 2013, the Company entered into an interest rate swap agreement, for a notional amount of $175.0 million that is set to expire in July 2016. The notional amount of this swap mirrors the amortization of a $175.0 million portion of the Company’s $350.0 million term loan drawn from the Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $175.0 million notional amount. The annualized borrowing rate of the swap at December 31, 2014 was approximately 2.21%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of the

Company’s term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and will be accounted for as a cash flow hedge.
The Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. On October 6, 2014, the Company amended the Credit Facility’s defined terms for income and fixed charges to allow for the add-back of certain cash and non-cash charges related to the 2014 Restructuring Plan when calculating the Company’s compliance with the consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the Credit Facility’s credit agreement, as amended, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•
Consolidated financial leverage ratio compares consolidated funded indebtedness to Credit Facility defined income. The initial maximum amount was not to initially exceed 3.75 to 1.00, but decreased, as scheduled, to not more that 3.50 to 1.00 beginning with the quarter ending June 30, 2014. At December 31, 2014, the Company’s consolidated financial leverage ratio was 2.90 to 1.00 and, using the Credit Facility defined income, the Company had the capacity to borrow up to approximately $77.1 million of additional debt.

•
Consolidated fixed charge coverage ratio compares Credit Facility defined income to Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At December 31, 2014, the Company’s fixed charge ratio was 1.54 to 1.00.

At December 31, 2014, the Company was in compliance with all of its debt and financial covenants as required under the Credit Facility.
7.    STOCKHOLDERS’ EQUITY
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
During 2014, the Company acquired 860,761 shares of the Company’s common stock for $20.0 million ($23.24 average price per share) through the open market repurchase program discussed above and 54,334 shares of the Company’s common stock for $1.2 million ($22.62 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, the exercise of stock options and distribution of deferred stock units. In addition, during 2014, the Company acquired 419,643 shares of the Company’s common stock in connection with “net, net” exercises of employee stock options for a gross value of $9.8 million ($1.4 million in cash value). Once repurchased, the Company immediately retired all such shares.
During 2013, the Company acquired 1,102,454 shares of the Company’s common stock for $25.0 million ($22.68 average price per share) through open market repurchase programs and 115,931 shares of the Company’s common stock for $2.6 million ($22.84 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, the exercise of stock options and distribution of deferred stock units. Once repurchased, the Company immediately retired all such shares.
Equity-Based Compensation Plans
In May 2013, the Company’s stockholders approved the 2013 Employee Equity Incentive Plan (the “2013 Employee Plan”), which replaced the 2009 Employee Equity Incentive Plan (the “2009 Employee Plan”). The 2013 Employee Plan provides for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options, stock units and stock appreciation rights. There are 2,895,000 shares of the Company’s common stock registered for issuance under the 2013 Employee Plan. The 2013 Employee Plan is administered by the Compensation Committee of the Board of Directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. At December 31, 2014, there were 5,546 options and 512,630 unvested shares of restricted stock and restricted stock units outstanding under the 2013 Employee Plan.
In April 2009, the Company’s stockholders approved the 2009 Employee Equity Incentive Plan (the “2009 Employee Plan”), which replaced the 2006 Employee Equity Incentive Plan (the “2006 Employee Plan”). At December 31, 2014, there were 293,159 options and 254,910 unvested shares of restricted stock and restricted stock units outstanding under the 2009 Employee Plan.
At December 31, 2014, there were 204,429 options and no unvested shares of restricted stock and restricted stock units outstanding under the 2006 Employee Plan.
In April 2011, the Company’s stockholders approved the 2011 Non-Employee Director Equity Plan (“2011 Director Plan”), which replaced the 2006 Non-Employee Director Equity Plan (“2006 Non-Employee Director Plan”). The 2011 Director Plan provides for equity-based compensation awards, including non-qualified stock options and stock units. There are 200,000 shares of the Company’s common stock registered for issuance under the 2011 Director Plan. The Board of Directors administers the Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the 2011 Director Plan. At December 31, 2014, there were 116,798 deferred stock units outstanding under the 2011 Director Plan.
The 2011 Director Plan replaced the 2006 Non-Employee Director Plan and contains substantially the same provisions as the former plan. At December 31, 2014, there were 50,098 deferred stock units outstanding under the 2006 Non-Employee Director Plan.
The 2006 Non-Employee Director Plan replaced the 2001 Non-Employee Director Equity Plan, and contains substantially the same provisions as the former plan. At December 31, 2014, there were 54,575 deferred stock units outstanding under the 2001 Non-Employee Director Equity Plan.
Activity and related expense associated with these plans are described in Note 8.
8.    EQUITY-BASED COMPENSATION
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
A summary of stock award activity during the years ended December 31, 2014, 2013 and 2012 is as follows:

	For the Years Ended December 31,
	2014		2013		2012
	Stock Awards	Weighted Average Award Date Fair Value	Stock Awards	Weighted Average Award Date Fair Value	Stock Awards	Weighted Average Award Date Fair Value
Outstanding, beginning of period	555,025	$22.79	698,869	$19.39	643,117	$17.48
Restricted shares awarded	242,722	23.76	435,025	24.09	239,523	18.07
Restricted stock units awarded	395,352	21.75	112,401	25.11	222,379	18.11
Restricted shares distributed	(118,828)	23.55	(274,784)	19.04	(289,001)	13.42
Restricted stock units distributed	(15,277)	21.25	(13,761)	18.87	(15,177)	14.32
Restricted shares forfeited	(104,013)	23.77	(236,388)	23.10	(36,325)	20.13
Restricted stock units forfeited	(187,441)	24.48	(166,337)	19.55	(65,647)	18.18
Outstanding, end of period	767,540	$21.93	555,025	$22.79	698,869	$19.39
Expense associated with stock awards was $3.6 million, $3.0 million, and $4.1 million in 2014, 2013 and 2012, respectively. Unrecognized pre-tax expense of $11.2 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.0 years for awards outstanding at December 31, 2014.

Deferred Stock Unit Awards
Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.
The following table summarizes information about deferred stock unit activity during the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
	2014		2013		2012
	Deferred Stock Units	Weighted Average Award Date Fair Value	Deferred Stock Units	Weighted Average Award Date Fair Value	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding, beginning of period	214,455	$19.56	181,518	$19.06	173,916	$20.12
Awarded	38,810	22.89	39,966	22.33	41,734	17.78
Shares distributed	(31,794)	19.70	(7,029)	22.67	(34,132)	22.90
Outstanding, end of period	221,471	$20.10	214,455	$19.56	181,518	$19.06
Expense associated with awards of deferred stock units was $0.9 million, $0.9 million and $0.7 million in 2014, 2013 and 2012, respectively.
Stock Options
Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.
A summary of stock option activity during the years ended December 31, 2014, 2013 and 2012 is as follows:

	For the Years Ended December 31,
	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,208,824	$18.54	1,216,809	$18.46	1,107,712	$18.98
Granted	38,820	24.21	29,025	25.11	281,696	18.11
Exercised	(526,359)	16.36	(29,511)	20.14	(52,676)	16.66
Canceled/Expired	(218,151)	25.61	(7,499)	24.58	(119,923)	23.21
Outstanding at December 31	503,134	$18.18	1,208,824	$18.54	1,216,809	$18.46

Exercisable at December 31	452,236	$18.12	933,738	$17.84	758,270	$16.80
In 2014, 2013 and 2012, the Company recorded expense of $0.6 million, $1.7 million and $2.1 million, respectively, related to stock option grants. Unrecognized pre-tax expense of $0.1 million related to stock option grants is expected to be recognized over the weighted average remaining contractual term of 1.0 years for awards outstanding at December 31, 2014.
Financial data for stock option exercises are summarized in the following table (in thousands):

	Years Ended December 31,
	2014	2013	2012
Amount collected from stock option exercises	$8,614	$738	$1,054
Total intrinsic value of stock option exercises	3,771	131	177
Tax benefit (expense) of stock option exercises recorded in additional paid-in-capital	6	55	66
Aggregate intrinsic value of outstanding stock options	1,231	5,383	5,708
Aggregate intrinsic value of exercisable stock options	1,209	4,695	4,601

The intrinsic value calculations are based on the Company’s closing stock price of $18.61, $21.89 and $22.19 on December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, 2,048,741 and 123,853 shares of common stock were available for equity-based compensation awards pursuant to the 2013 Employee Plan and the 2011 Non-Employee Director Plan, respectively.
The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. The fair value of stock options awarded during 2014, 2013 and 2012 was estimated at the date of grant based on the assumptions presented in the table below. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term.

	2014		2013		2012
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Grant-date fair value	$11.27	$11.27	12.92	$12.92	$8.14-$8.19	$8.19
Volatility	41.6%	41.6%	49.8%	49.8%	43.0%-45.2%	45.1%
Expected term (years)	7.0	7.0	7.0	7.0	7.0	7.0
Dividend yield	—%	—%	—%	—%	—%	—%
Risk-free rate	2.3%	2.3%	1.1%	1.1%	1.0%-1.5%	1.5%
9.    TAXES ON INCOME (TAX BENEFITS)
Income (loss) from continuing operations before taxes on income (tax benefits) was as follows for the years ended December 31 (in thousands):

	2014	2013	2012
Domestic	$(75,112)	$23,695	$45,290
Foreign	39,137	35,307	25,576
Total	$(35,975)	$59,002	$70,866
Provisions (benefits) for taxes on income (tax benefit) from continuing operations consisted of the following components for the years ended December 31 (in thousands):

	2014	2013	2012
Current:
Federal	$(2,112)	$8,603	$9,237
Foreign	10,586	6,078	9,704
State	2,635	527	995
Subtotal	11,109	15,208	19,936
Deferred:
Federal	(18,629)	(2,075)	(1,817)
Foreign	3,034	(727)	69
State	646	(252)	475
Subtotal	(14,949)	(3,054)	(1,273)
Total tax provision	$(3,840)	$12,154	$18,663

Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes, equity in income (loss) of joint ventures and minority interests as a result of the following (in thousands):

	2014	2013	2012
Income taxes at U.S. federal statutory tax rate	$(12,591)	$20,651	$24,803
Increase (decrease) in taxes resulting from:
Change in the balance of the valuation allowance for deferred tax assets allocated to foreign income tax expense	7,785	1,447	3,714
Change in the balance of the valuation allowance for deferred tax assets allocated to state income tax expense	5,206	115	(10)
State income taxes, net of federal income tax benefit	(3,073)	64	966
Transaction costs	—	—	509
Meals and entertainment	863	1,034	962
Changes in taxes previously accrued	(1,932)	(3,098)	(2,422)
Foreign tax rate differences	(9,215)	(4,892)	(4,236)
Goodwill impairment	9,690	—	—
Recognition of uncertain tax positions	(96)	(89)	(800)
Contingent consideration reversal	—	(1,461)	(2,869)
Domestic Production Activities deduction	(81)	(1,548)	(1,440)
Other matters	(396)	(69)	(514)
Total tax provision	$(3,840)	$12,154	$18,663
Effective tax rate	10.7%	20.6%	26.3%
Net deferred taxes consisted of the following at December 31 (in thousands):

	2014	2013
Deferred income tax assets:
Foreign tax credit carryforwards	$1,477	$535
Net operating loss carryforwards	19,355	17,146
Accrued expenses	21,378	13,517
Other	7,207	8,158
Total gross deferred income tax assets	49,417	39,356
Less valuation allowance	(19,353)	(7,797)
Net deferred income tax assets	30,064	31,559
Deferred income tax liabilities:
Property, plant and equipment	(7,499)	(12,901)
Intangible assets	(22,653)	(34,983)
Undistributed foreign earnings	(7,051)	(7,051)
Other	(6,859)	(7,548)
Total deferred income tax liabilities	(44,062)	(62,483)
Net deferred income tax liabilities	$(13,998)	$(30,924)

The Company’s tax assets and liabilities, netted by taxing location, are in the following captions in the balance sheets (in thousands):

	2014	2013
Current deferred income tax assets, net	$9,516	$4,640
Current deferred income tax liabilities, net	(3,935)	(4,304)
Noncurrent deferred income tax assets, net	3,334	6,957
Noncurrent deferred income tax liabilities, net	(22,913)	(38,217)
Net deferred income tax liabilities	$(13,998)	$(30,924)
The Company’s deferred tax assets at December 31, 2014 included $19.4 million in federal, state and foreign net operating loss (“NOL”) carryforwards. These NOLs include $10.5 million, which if not used will expire between the years 2015 and 2034, and $8.9 million that have no expiration dates. The Company also has foreign tax credit carryforwards of $1.5 million, of which $0.5 million has no expiration date.
For financial reporting purposes, a valuation allowance of $19.4 million has been recognized to reduce the deferred tax assets related to certain federal, state and foreign net operating loss carryforwards and other assets, for which it is more likely than not that the related tax benefits will not be realized, due to uncertainties as to the timing and amounts of future taxable income. The valuation allowance at December 31, 2013 was $7.8 million. Activity in the valuation allowance is summarized as follows for the years ended December 31 (in thousands):

	2014	2013	2012
Balance, at beginning of year	$7,797	$6,574	$4,691
Additions	14,442	1,754	2,062
Reversals	(2,090)	(131)	(191)
Other adjustments	(796)	(400)	12
Balance, at end of year	$19,353	$7,797	$6,574
The Company has recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries of approximately $277.0 million, which are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to the indefinitely reinvested profits is not feasible. A deferred tax asset is recognized only if the Company has definite plans to generate a U.S. tax benefit by repatriating earnings in the foreseeable future.
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
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Balance at January 1,	$2,936	$3,170	$1,050
Additions for tax positions of prior years related to acquisitions	—	—	3,145
Additions for tax positions of prior years	36	30	111
Lapse in statute of limitations	(252)	(236)	(1,162)
Foreign currency translation	(48)	(28)	26
Balance at December 31, total tax provision	$2,672	$2,936	$3,170
The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate was $0.5 million at December 31, 2014.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2014, 2013 and 2012, approximately $0.3 million, $0.3 million and $0.6 million, respectively, was accrued for interest.
The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will change in 2015. The Company has certain tax return years subject to statutes of limitation that will expire within twelve months. Unless challenged by tax authorities, the expiration of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of approximately $0.2 million.
The Company is subject to taxation in the United States, various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2010.
10.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases a number of its administrative and operations facilities under non-cancellable operating leases expiring at various dates through 2030. In addition, the Company leases certain construction, automotive and computer equipment on a multi-year, monthly or daily basis. Rental expense in the years ended December 31, 2014, 2013 and 2012 was $24.1 million, $19.5 million and $18.7 million, respectively.
At December 31, 2014, the future minimum lease payments required under the non-cancellable operating leases were as follows (in thousands):

Year	Minimum Lease Payments
2015	$17,140
2016	13,476
2017	8,715
2018	5,523
2019	3,237
Thereafter	2,815
Total	$50,906
Litigation
The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such litigation, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.
Contingencies
In connection with the Brinderson acquisition, certain pre-acquisition matters were identified during 2014 where a loss is both probable and reasonably estimable. The Company identified the range of possible loss from zero to $24 million. The Company establishes liabilities in accordance with FASB ASC Subtopic No. 450-20, Contingencies – Loss Contingencies, and, accordingly, recorded a $14.5 million accrual for such matters as part of its purchase price accounting for Brinderson (see Note 1). The Company believes it has meritorious defenses against certain of these matters.
Purchase Commitments
The Company had no material purchase commitments at December 31, 2014.
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
The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at December 31, 2014 on its consolidated balance sheet.
Retirement Plans
Substantially all of the Company’s U.S. employees are eligible to participate in one of the Company’s sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. Company contributions to the domestic plans were $5.3 million, $4.5 million and $3.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Certain foreign subsidiaries maintain various other defined contribution retirement plans. Company contributions to such plans for the years ended December 31, 2014, 2013 and 2012 were $1.2 million, $1.2 million and $1.4 million, respectively.
In connection with the Company’s 2009 acquisition of Corrpro, the Company assumed an obligation associated with a contributory defined benefit pension plan sponsored by a subsidiary of Corrpro located in the United Kingdom. Employees of this Corrpro subsidiary no longer accrue benefits under the plan; however, Corrpro continues to be obligated to fund prior period benefits. Corrpro funds the plan in accordance with recommendations from an independent actuary and made contributions of $0.2 million and $0.3 million in 2014 and 2013, respectively. Both the pension expense and funding requirements for the years ended December 31, 2014 and 2013 were immaterial to the Company’s consolidated financial position and results of operations. The benefit obligation and plan assets at December 31, 2014 approximated $8.6 million and $10.1 million, respectively. The Company used a discount rate of 3.4% for the evaluation of the pension liability. The Company has recorded an asset associated with the overfunded status of this plan of approximately $1.5 million, which is included in other long-term assets on the consolidated balance sheet. The benefit obligation and plan assets at December 31, 2013 approximated $7.9 million and $9.6 million, respectively. Plan assets consist of investments in equity and debt securities as well as cash, which are primarily Level 2 investments under the fair value hierarchy of U.S. GAAP.
11.    DERIVATIVE FINANCIAL INSTRUMENTS
As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, gain or loss is recorded in the consolidated statements of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During each of the years ended December 31, 2014, 2013 and 2012, the Company recorded less than $0.1 million as a gain on the consolidated statements of operations in the other income (expense) line item upon settlement of the cash flow hedges. At December 31, 2014, the Company recorded a net deferred gain of less than $0.1 million related to the cash flow hedges in other current assets and other comprehensive income on the consolidated balance sheets and on the foreign currency translation adjustment and derivative transactions line of the consolidated statements of equity. The Company presents derivative instruments in the consolidated financial statements on a gross basis. The gross and net difference of derivative instruments are considered to be immaterial to the financial position presented in the financial statements.
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
In July 2013, the Company replaced its interest rate swap agreement with a notional amount of $83.0 million with an interest rate swap agreement with a notional amount of $175.0 million, which is set to expire in July 2016. The notional amount of this swap mirrors the amortization of a $175.0 million portion of the Company’s $350.0 million term loan drawn from the Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $175.0 million notional amount. The annualized borrowing rate of the swap at December 31, 2014 was approximately 2.21%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of the Company’s term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and will be accounted for as a cash flow hedge.

The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 (as defined below) inputs (in thousands):

Designation of Derivatives	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivatives Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$26	$24
	Total Assets	$26	$24

Forward Currency Contracts	Accrued expenses		$—
Interest Rate Swaps	Other non-current liabilities	729	1,220
	Total Liabilities	$729	$1,220

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$62	$752
	Total Assets	$62	$752

Forward Currency Contracts	Accrued Expenses	$—	$—

	Total Derivative Assets	$88	$776
	Total Derivative Liabilities	729	1,220
	Total Net Derivative Asset (Liability)	$(641)	$(444)
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
The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$88	$—	$88	$—
Total	$88	$—	$88	$—

Liabilities:
Interest Rate Swap	$729	$—	729	$—
Total	$729	$—	$729	$—

	Total Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Forward Currency Contracts	$—	$—	$—	$—
Interest Rate Swap	1,220	—	1,220	—
Total	$1,220	$—	$1,220	$—
The following table summarizes the Company’s derivative positions at December 31, 2014:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Australian Dollar/USD	Sell	$3,221,784	0.5	0.82
USD/British Pound	Sell	£3,050,450	0.5	1.56
EURO/British Pound	Sell	£10,245,902	0.5	0.78
Interest Rate Swap		$159,687,500	1.6
The Company had no transfers between Level 1, 2 or 3 inputs during 2014. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, the Company does not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which are based on Level 2 inputs as previously defined.
12.    DISCONTINUED OPERATIONS
During the second quarter of 2013, the Company’s Board of Directors approved a plan of liquidation for its BWW business in an effort to improve the Company’s overall financial performance and align the operations with its long-term strategic initiatives. BWW provided specialty welding and fabrication services from its facility in New Iberia, Louisiana.
BWW ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. As a result of the closure of BWW, Aegion recognized a pre-tax, non-cash charge of approximately $3.9 million ($2.4 million after-tax, or $0.06 per diluted share) to reflect the impairment of goodwill and intangible assets. The Company also recognized additional non-cash impairment charges for equipment and other assets of approximately $1.1 million on a pre-tax basis ($0.7 million on an after-tax basis, or $0.02 per diluted share), which also was recorded in the second quarter of 2013. The Company also incurred cash charges to exit the business of approximately $0.1 million on a pre-tax and post-tax basis, which included property, equipment and vehicle lease termination and buyout costs, employee termination benefits and retention incentives, among other ancillary shut-down expenses. During the fourth quarter of 2014, the Company completed final liquidation of BWW. Included within the final liquidation was the settlement of outstanding receivables with a single customer associated with a larger fabrication project. The Company also incurred cash charges of $1.4 million related to certain professional fees incurred during dissolution as well as in connection with the settlement discussed above. This resulted in a recorded pre-tax charge of approximately $6.0 million within discontinued operations.
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

Operating results for discontinued operations are summarized as follows for the years ended December 31 (in thousands):

	2014	2013	2012
Revenues	$—	$9,763	$11,132
Gross profit (loss)	(67)	(4,255)	(645)
Operating expenses	(5,941)	1,973	2,038
Closure charges of welding business	—	5,019	—
Operating income (loss)	(6,008)	(11,247)	2,683
Other income (expense)	(74)	—	—
Loss before tax benefits	(6,082)	(10,731)	(2,904)
Tax benefits	2,235	4,270	1,191
Net loss	(3,847)	(6,461)	(1,713)
Balance sheet data for discontinued operations was as follows at December 31 (in thousands):

	2014	2013
Restricted cash	$—	$1,193
Receivables, net	—	4,038
Prepaid expenses and other current assets	—	204
Property, plant and equipment, less accumulated depreciation	—	1,118
Deferred tax assets	—	1,803
Total assets	$—	$8,356

Accounts payable	$—	$2,050
Accrued expenses	—	20
Deferred tax liabilities	—	197
Total liabilities	$—	$2,267
13.    SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates in three distinct markets: energy and mining; water and wastewater; and commercial and structural services. Effective in the fourth quarter of 2014, the Company realigned its existing three operating segments, which are also its reportable segments: Infrastructure Solutions; Corrosion Protection; and Energy Services. The Company’s operating segments correspond to its management organizational structure. Each new operating segment has a president who reports to the chief operating decision manager (“CODM”). The operating results and financial information reported by each of the new segments are evaluated separately, regularly reviewed and used by the CODM to evaluate segment performance, allocate resources and determine management incentive compensation. The realignment did not change the composition of the Company’s reporting units for goodwill impairment testing purposes. The current and all future SEC filings will reflect these new reportable segments, unless and until such time as there is a subsequent change in the Company’s reportable segments.
The year ended December 31, 2014 results include $51.5 million of goodwill impairment charges (see Note 2), $12.1 million of definite-lived intangible asset impairment charges (see Note 2) and $0.7 million for restructuring charges (see Note 3). The Company recorded these charges under “Goodwill impairment”, “Definite-lived intangible asset impairment” and “Restructuring charges”, respectively, on its Consolidated Statements of Operations. Additionally, the year ended December 31, 2014 results include $1.4 million for costs incurred related to the Company’s acquisition of Brinderson, Fyfe Asia and other acquisition targets. The year ended December 31, 2013 results include $5.8 million for costs incurred related to the acquisition of Brinderson and other acquisition targets. The year ended December 31, 2012 results include $3.1 million for costs incurred related to the acquisitions of Fyfe LA and Fyfe Asia and other acquisition targets. The Company recorded these costs under “Acquisition-related expenses” on its Consolidated Statements of Operations.
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

Financial information by segment was as follows (in thousands):

	2014	2013	2012
Revenues:
Infrastructure Solutions	$567,205	$529,301	$502,856
Corrosion Protection	458,409	453,886	513,975
Energy Services	305,807	108,233	—
Total revenues	$1,331,421	$1,091,420	$1,016,831

Operating income (loss):
Infrastructure Solutions	$(6,194)	$28,487	$21,809
Corrosion Protection	(31,010)	37,253	59,994
Energy Services	17,392	1,142	—
Total operating income (loss)	$(19,812)	$66,882	$81,803

Total assets:
Infrastructure Solutions	$485,785	$514,778	$531,124
Corrosion Protection	506,659	547,280	569,109
Energy Services	197,858	190,688	—
Corporate	105,371	116,316	101,851
Discontinued Operations	—	8,356	15,810
Total assets	$1,295,673	$1,377,418	$1,217,894

Capital expenditures:
Infrastructure Solutions	$13,096	$8,828	$7,848
Corrosion Protection	12,107	14,399	34,796
Energy Services	3,720	968	—
Corporate	3,976	1,890	2,094
Total capital expenditures	$32,899	$26,085	$44,738

Depreciation and amortization:
Infrastructure Solutions	$15,726	$16,552	$17,800
Corrosion Protection	19,259	18,736	18,175
Energy Services	7,004	3,218	—
Corporate	2,323	1,823	1,683
Total depreciation and amortization	$44,312	$40,329	$37,658

The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands):

	2014	2013	2012
Revenues: (1)
United States	$926,834	$672,192	$589,027
Canada	202,806	179,236	180,283
Europe	85,614	90,646	86,883
Other foreign	116,167	149,346	160,638
Total revenues	$1,331,421	$1,091,420	$1,016,831

Operating income (loss):
United States	$(45,945)	$24,977	$40,676
Canada	36,883	28,955	31,376
Europe	1,862	6,276	6,196
Other foreign	(12,612)	6,674	3,555
Total operating income	$(19,812)	$66,882	$81,803

Long-lived assets: (1)(2)
United States	$135,898	$154,367	$151,337
Canada	25,610	28,539	28,724
Europe	8,984	10,007	16,396
Other foreign	8,429	12,806	14,040
Total long-lived assets	$178,921	$205,719	$210,497
__________________________

(1)
Revenues and long-lived assets are attributed to the country of origin for the Company’s legal entities. For a significant majority of its legal entities, the country of origin relates to the country or geographic area that it services.

(2)	Long-lived assets as of December 31, 2014, 2013 and 2012 do not include intangible assets, goodwill or deferred tax assets.

14.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Unaudited quarterly financial data was as follows for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(2)
Year ended December 31, 2014:
Revenues	$306,234	$322,868	$350,138	$352,181
Gross profit	61,063	71,918	63,939	83,063
Operating income (loss)	9,134	20,619	(13,934)	(35,631)
Income (loss) from continuing operations	4,560	12,776	(16,101)	(32,800)
Loss from discontinued operations	(132)	(364)	(130)	(3,221)
Net income (loss)	4,428	12,412	(16,231)	(36,021)

Basic earnings per share:
Income (loss) from continuing operations	$0.12	$0.34	$(0.45)	$(0.90)
Loss from discontinued operations	—	(0.01)	—	(0.09)
Net income (loss)	$0.12	$0.33	$(0.45)	$(0.99)

Diluted earnings per share
Income (loss) from continuing operations	$0.12	$0.33	$(0.45)	$(0.90)
Loss from discontinued operations	—	(0.01)	—	(0.09)
Net income (loss)	$0.12	$0.32	$(0.45)	$(0.99)
____________________

(1)	Includes expenses of $40.0 million related to our 2014 Restructuring Plan (see Note 3).

(2)	Includes expenses of $9.5 million related to our 2014 Restructuring Plan and $52.7 million related to certain goodwill and definite-lived intangible asset impairments (see Notes 2, 3 and 5).

	First Quarter	Second Quarter	Third Quarter(3)	Fourth Quarter(3)
Year ended December 31, 2013:
Revenues	$225,976	$242,100	$307,665	$315,679
Gross profit	48,137	58,568	69,411	70,905
Operating income	6,818	15,823	22,032	22,209
Income from continuing operations	4,258	18,396	14,623	14,730
Loss from discontinued operations	(921)	(4,977)	(558)	(5)
Net income	3,337	13,419	14,065	14,725

Basic earnings per share:
Income from continuing operations	$0.09	$0.47	$0.37	$0.38
Loss from discontinued operations	(0.02)	(0.13)	(0.01)	—
Net income	$0.07	$0.34	$0.36	$0.38

Diluted earnings per share
Income from continuing operations	$0.09	$0.47	$0.37	$0.37
Loss from discontinued operations	(0.02)	(0.13)	(0.01)	—
Net income	$0.07	$0.34	$0.36	$0.37
____________________
(3)    Includes the financial results of Brinderson, which was acquired in July 2013 (see Note 1).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Pursuant to Section 404 of the Sarbanes-Oxley Act, we have included a report that provides management’s assessment of our internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2014. Management’s report is included in Item 8 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report is included in Item 8 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information concerning this item is included in “Item 4A. Executive Officers of the Registrant” of this report and under the captions “Certain Information Concerning Director Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Corporate Governance Documents,” “Corporate Governance—Board Meetings and Committees—Audit Committee” and “Corporate Governance—Board Meetings and Committees—Audit Committee Financial Expert” in our Proxy Statement for our 2015 Annual Meeting of Stockholders (“2015 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.
Information concerning this item is included under the captions “Executive Compensation,” “Compensation in Last Fiscal Year,” “Director Compensation,” “Corporate Governance—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning this item is included in Item 6 of this report under the caption “Equity Compensation Plan Information” and under the caption “Information Concerning Certain Stockholders” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information concerning this item is included under the caption “Related-Party Transactions” and under the caption “Corporate Governance—Independent Directors” in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
Information concerning this item is included under the caption “Independent Auditors’ Fees” in the 2015 Proxy Statement and is incorporated herein by reference.

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

Dated: March 2, 2015	AEGION CORPORATION

	By:	/s/ Charles R. Gordon
Charles R. Gordon
President and Chief Executive Officer

POWER OF ATTORNEY
The registrant and each person whose signature appears below hereby appoint Charles R. Gordon and David F. Morris as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles R. Gordon	Principal Executive Officer and	March 2, 2015
Charles R. Gordon	Director

/s/ David A. Martin	Principal Financial Officer and	March 2, 2015
David A. Martin	Principal Accounting Officer

/s/ Stephen P. Cortinovis	Director	March 2, 2015
Stephen P. Cortinovis

/s/ Christopher B. Curtis	Director	March 2, 2015
Christopher B. Curtis

/s/ Stephanie A. Cuskley	Director	March 2, 2015
Stephanie A. Cuskley

/s/ Walter J. Galvin	Director	March 2, 2015
Walter J. Galvin

/s/ Juanita H. Hinshaw	Director	March 2, 2015
Juanita H. Hinshaw

/s/ M. Richard Smith	Director	March 2, 2015
M. Richard Smith

/s/ Alfred L. Woods	Director	March 2, 2015
Alfred L. Woods

/s/ Phillip D. Wright	Director	March 2, 2015
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

3.2	Certificate of Correction of the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the annual report on Form 10-K for the year ended December 31, 2013).

3.3	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the current report on Form 8-K12B filed October 26, 2011).

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

10.3
Amended and Restated 2001 Non-Employee Director Equity Incentive Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed on April 16, 2003 in connection with the 2003 annual meeting of stockholders). (2)

10.4
2006 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix C to the definitive proxy statement on Schedule 14A filed on March 10, 2006 in connection with the 2006 annual meeting of stockholders), as amended on April 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 14, 2006). (2)

10.5
2006 Non-Employee Director Equity Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed on March 10, 2006 in connection with the 2006 annual meeting of stockholders). (2)

10.6
2009 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed on March 25, 2009, as revised on April 7, 2009, in connection with the 2009 annual meeting of stockholders). (2)

10.7
2011 Non-Employee Director Equity Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed on March 18, 2011 in connection with the 2011 annual meeting of stockholders). (2)

10.8
2013 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed on April 3, 2013 in connection with the 2013 annual meeting of stockholders). (2)

10.9
Employee Stock Purchase Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed on March 15, 2007 in connection with the 2007 annual meeting of stockholders). (2)

10.10
Senior Management Voluntary Deferred Compensation Plan, as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.10 to the annual report on Form 10-K for the year ended December 31, 2013). (2)

10.11
2011 Executive Performance Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed on March 18, 2011 in connection with the 2011 annual meeting of stockholders). (2)

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

10.14	Management Annual Incentive Plan effective January 1, 2015, filed herewith. (2)

10.15	Form of Performance Unit Agreement, dated February 18, 2015, between Aegion Corporation and certain executive officers of Aegion Corporation, filed herewith. (2)

10.16	Form of Restricted Stock Unit Agreement, dated February 18, 2015, between Aegion Corporation and certain executive officers of Aegion Corporation, filed herewith. (2)

10.17	Employment Letter between the Company and J. Joseph Burgess dated April 14, 2008 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on April 10, 2008). (2)

10.18
Executive Separation Agreement and Release, dated May 3, 2014, between the Company and J. Joseph Burgess (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on May 5, 2014).

10.19
Employment Letter between the Company and Brian J. Clarke dated February 14, 2011 (incorporated by reference to Exhibit 10.16 to the annual report on Form 10-K for the year ended December 31, 2011). (2)

10.20	Independent Contractor Agreement, dated May 4, 2014, between the Company and Charles R. Gordon (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on May 5, 2014).

10.21	Letter agreement, dated October 6, 2014, between Aegion Corporation and Charles R. Gordon (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on October 10, 2014).

10.22
Form of Restricted Stock Agreement, dated October 8, 2014, between Aegion Corporation and Charles R. Gordon (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed on October 10, 2014).

10.23
Form of Performance Unit Award Agreement, dated October 8, 2014, between Aegion Corporation and Charles R. Gordon (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed on October 10, 2014).

10.24
Form of Inducement Restricted Stock Award Agreement, dated October 8, 2014, between Aegion Corporation and Charles R. Gordon (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed on October 10, 2014).

10.25
Credit Agreement, dated as of July 1, 2013, among Aegion Corporation, the Guarantors and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on July 5, 2013).

10.26	Second Amendment to Credit Agreement, dated October 6, 2014 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on October 10, 2014).

10.27
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

10.28
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