Form 10-Q
period 2015-03-31
Aegion Corp
filed 2015-05-01
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 36,667,745 shares of common stock, $.01 par value per share, outstanding at April 24, 2015.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Quarters Ended March 31,
	2015	2014
Revenues	$309,166	$306,234
Cost of revenues	249,976	245,171
Gross profit	59,190	61,063
Operating expenses	49,084	51,929
Acquisition-related expenses	323	—
Restructuring charges	658	—
Operating income	9,125	9,134
Other income (expense):
Interest expense	(3,232)	(3,115)
Interest income	126	252
Other	(2,779)	(776)
Total other expense	(5,885)	(3,639)
Income before taxes on income	3,240	5,495
Taxes on income	1,868	1,612
Income before equity in earnings of affiliated companies	1,372	3,883
Equity in earnings of affiliated companies	—	677
Income from continuing operations	1,372	4,560
Loss from discontinued operations	—	(132)
Net income	1,372	4,428
Non-controlling interests	(13)	(31)
Net income attributable to Aegion Corporation	$1,359	$4,397

Earnings per share attributable to Aegion Corporation:
Basic:
Income from continuing operations	$0.04	$0.12
Loss from discontinued operations	—	—
Net income	$0.04	$0.12
Diluted:
Income from continuing operations	$0.04	$0.12
Loss from discontinued operations	—	—
Net income	$0.04	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Quarters Ended March 31,
	2015	2014
Net income	$1,372	$4,428
Other comprehensive income (loss):
Currency translation adjustments	(16,096)	(2,644)
Pension activity, net of tax (1)	21	—
Deferred gain on hedging activity, net of tax (2)	409	110
Total comprehensive income (loss)	(14,294)	1,894
Add: comprehensive loss attributable to non-controlling interests	994	198
Comprehensive income (loss) attributable to Aegion Corporation	$(13,300)	$2,092
__________________________

(1)	Amounts presented net of tax of $5 and $0 for the quarters ended March 31, 2015 and 2014, respectively.

(2)	Amounts presented net of tax of $271 and $73 for the quarters ended March 31, 2015 and 2014, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$135,925	$174,965
Restricted cash	3,156	2,075
Receivables, net of allowances of $18,331 and $19,307, respectively	225,379	227,481
Retainage	36,508	38,318
Costs and estimated earnings in excess of billings	107,525	94,045
Inventories	60,890	59,192
Prepaid expenses and other current assets	35,471	42,046
Total current assets	604,854	638,122
Property, plant & equipment, less accumulated depreciation	161,539	168,213
Other assets
Goodwill	293,197	293,023
Identified intangible assets, less accumulated amortization	182,600	182,273
Deferred income tax assets	3,025	3,334
Other assets	9,268	10,708
Total other assets	488,090	489,338
Total Assets	$1,254,483	$1,295,673

Liabilities and Equity
Current liabilities
Accounts payable	$64,598	$83,285
Accrued expenses	96,895	111,617
Billings in excess of costs and estimated earnings	59,319	43,022
Current maturities of long-term debt and line of credit	26,399	26,399
Total current liabilities	247,211	264,323
Long-term debt, less current maturities	345,189	351,076
Deferred income tax liabilities	23,554	22,913
Other non-current liabilities	12,583	12,276
Total liabilities	628,537	650,588

(See Commitments and Contingencies: Note 9)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 37,018,955 and 37,360,515, respectively	370	374
Additional paid-in capital	212,448	217,289
Retained earnings	435,000	433,641
Accumulated other comprehensive loss	(39,328)	(24,669)
Total stockholders’ equity	608,490	626,635
Non-controlling interests	17,456	18,450
Total equity	625,946	645,085
Total Liabilities and Equity	$1,254,483	$1,295,673

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE, December 31, 2013	37,983,114	$380	$236,128	$470,808	$2,052	$17,553	$726,921
Net income	—	—	—	4,397	—	31	4,428
Issuance of common stock upon stock option exercises	75,657	1	1,091	—	—	—	1,092
Restricted shares issued	216,880	2	—	—	—	—	2
Issuance of shares pursuant to restricted stock units	15,277	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	4,171	—	—	—	—	—	—
Forfeitures of restricted shares	(8,921)	—	—	—	—	—	—
Shares repurchased and retired	(239,075)	(3)	(5,472)	—	—	—	(5,475)
Equity-based compensation expense	—	—	1,284	—	—	—	1,284
Purchase of non-controlling interests	—	—	(909)	—	—	292	(617)
Currency translation adjustment and derivative transactions, net	—	—	—	—	(2,305)	(229)	(2,534)
BALANCE, March 31, 2014	38,047,103	$380	$232,122	$475,205	$(253)	$17,647	$725,101

BALANCE, December 31, 2014	37,360,515	$374	$217,289	$433,641	$(24,669)	$18,450	$645,085
Net income	—	—	—	1,359	—	13	1,372
Issuance of common stock upon stock option exercises	100,191	1	1,113	—	—	—	1,114
Issuance of shares pursuant to restricted stock units	10,856	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	3,257	—	—	—	—	—	—
Forfeitures of restricted shares	(18,195)	—	—	—	—	—	—
Shares repurchased and retired	(437,669)	(5)	(7,617)	—	—	—	(7,622)
Equity-based compensation expense	—	—	1,663	—	—		1,663
Currency translation adjustment and derivative transactions, net	—	—	—	—	(14,659)	(1,007)	(15,666)
BALANCE, March 31, 2015	37,018,955	$370	$212,448	$435,000	$(39,328)	$17,456	$625,946

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Quarters Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,372	$4,428
Loss from discontinued operations	—	132
	1,372	4,560
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	10,486	10,849
(Gain) loss on sale of fixed assets	(200)	160
Equity-based compensation expense	1,663	1,284
Deferred income taxes	(969)	553
Equity in earnings of affiliated companies	—	(677)
Non-cash restructuring charges (reversals)	(1,359)	—
Loss on sale of Video Injection - Insituform SAS	2,864	—
Loss on sale of interests in Bayou Coating, L.L.C.	—	472
(Gain) loss on foreign currency transactions	216	(366)
Other	(394)	631
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash related to operating activities	(1,093)	(130)
Return on equity of affiliated companies	—	684
Receivables net, retainage and costs and estimated earnings in excess of billings	(17,442)	(9,005)
Inventories	(3,455)	(340)
Prepaid expenses and other assets	2,379	829
Accounts payable and accrued expenses	(7,250)	(17,652)
Other operating	981	(781)
Net cash used in operating activities	(12,201)	(8,929)

Cash flows from investing activities:
Capital expenditures	(4,234)	(5,620)
Proceeds from sale of fixed assets	297	380
Patent expenditures	(7)	(677)
Purchase of Schultz Mechanical Contractors, Inc., net of cash acquired	(6,479)	—
Proceeds from sale of interests in Bayou Coating, L.L.C.	—	9,065
Payment to Fyfe Asia sellers for final net working capital	(1,098)	—
Net cash provided by (used in) investing activities	(11,521)	3,148

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises, including tax effects	1,399	1,287
Repurchase of common stock	(7,622)	(5,475)
Purchase of non-controlling interest	—	(617)
Proceeds on notes payable	1,505	—
Proceeds from line of credit	26,000	—
Principal payments on long-term debt	(33,031)	(4,539)
Net cash used in financing activities	(11,749)	(9,344)
Effect of exchange rate changes on cash	(3,569)	818
Net decrease in cash and cash equivalents for the period	(39,040)	(14,307)
Cash and cash equivalents, beginning of year	174,965	158,045
Cash and cash equivalents, end of period	$135,925	$143,738
The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    GENERAL
The accompanying unaudited consolidated financial statements of Aegion Corporation and its subsidiaries (collectively, “Aegion” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position as of March 31, 2015 and the results of operations, statements of comprehensive income, statements of equity and cash flows for the quarters ended March 31, 2015 and 2014. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015.
The results of operations for the quarter ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

Acquisitions/Strategic Initiatives/Divestitures
Infrastructure Solutions Segment
On October 6, 2014, the Company’s board of directors approved a realignment and restructuring plan (the “2014 Restructuring”) which included the decision to exit Insituform’s contracting markets in France, Switzerland, India, Hong Kong, Malaysia and Singapore (see Note 3). This decision was made taking into account market size, bid table consistency, supportive governmental bid process, length of cash collection cycles and operating results in each country. The contracting operations in Switzerland and France were sold in December 2014 and February 2015, respectively. Activities with respect to Insituform’s contracting operations in Hong Kong, Malaysia and Singapore are expected to be concluded by the end of the third quarter of 2015 as Insituform completes existing backlog in the affected countries. Activities with respect to contracting operations in India are expected to be concluded by the end of the first quarter of 2016.
In December 2014, the Company sold its wholly-owned subsidiary, Ka-te Insituform AG (“Ka-te”), the Company’s Swiss contracting operations, to Marco Daetwyler Gruppe AG, a Swiss company. In connection with the sale, the Company entered into a five-year tube supply agreement whereby Ka-te will source liners from Insituform Linings Ltd. Ka-te will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period.
In February 2015, and in connection with the 2014 Restructuring, the Company sold its wholly-owned subsidiary, Video Injection - Insituform SAS (“VII”), the Company’s French CIPP contracting operation, to certain employees of VII. In connection with the sale, the Company entered into a five-year exclusive tube supply agreement whereby VII will source liners from Insituform Linings Ltd. VII will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period.
Corrosion Protection Segment
As part of the 2014 Restructuring, the Company made the decision to shutter two older and redundant fusion bonded epoxy coating plants and terminate certain land leases at The Bayou Companies, LLC’s (“Bayou”) Louisiana facility. The actions taken to restructure Bayou’s Louisiana operations are expected to allow Bayou to cost effectively meet market demand, for both onshore and offshore projects, by optimizing pipe coating activities and reducing fixed costs. The repositioning of Bayou’s Louisiana facility will also include additional capital investments in the remaining coating facilities over the next two to three years to augment Bayou’s competitive position.
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
Prior to March 2014, the Company held a fifty-nine (59%) equity interest in Delta Double Jointing, LLC (“Bayou Delta”) through which the Company offered pipe jointing and other services for the steel-coated pipe industry. The remaining forty-one percent (41%) was held by Bayou Coating. On March 31, 2014, the Company acquired this forty-one percent (41%) interest from Bayou Coating by exercising its existing option at a purchase price equal to $0.6 million. As a result, Bayou Delta is now a wholly owned subsidiary of the Company.
Energy Services Segment
On March 1, 2015, the Company acquired all of the equity interests of Schultz Mechanical Contractors, Inc. (“Schultz”), a California corporation. The purchase price was $7.7 million (subject to working capital adjustments) and was funded by the Company’s cash reserves. Schultz primarily services customers in California and Arizona and is a provider of piping installations, concrete construction, and excavation and trenching services. Schultz is part of the Company’s Energy Services reportable segment.
Purchase Price Accounting
The Company accounts for its acquisitions in accordance with FASB ASC 805, Business Combinations. The Company records definite-lived intangible assets at their determined fair value related to customer relationships, backlog, trade names and trademarks and patents and other acquired technologies. Acquisitions generally result in goodwill related to, among other things, synergies, acquired workforce, growth opportunities and market potential. The goodwill and definite-lived intangible assets associated with the Schultz acquisition are deductible for tax purposes. During the first quarter of 2015, the Company included its preliminary accounting for Schultz.
The Schultz acquisition made the following contribution to the Company’s revenues and profits (in thousands):

Quarter Ended March 31, 2015
Revenues	$517
Net loss	(7)
The following unaudited pro forma summary presents combined information of the Company as if the Schultz acquisition had occurred at the beginning of the year preceding its acquisition (in thousands):

Quarter Ended March 31, 2014
Revenues	$308,069
Net income (1)	4,433
_____________________

(1)	Includes pro-forma adjustments for purchase price depreciation and amortization as if those intangibles were recorded at the beginning of the year preceding the acquisition date.
Total cash consideration recorded to acquire Schultz was $6.7 million, which included the purchase price paid at closing of $7.1 million less a working capital adjustment of $0.4 million. As of March 31, 2015, the total purchase price was $7.7 million, which represented the cash paid at closing of $6.7 million plus $1.0 million of deferred contingent consideration. As the Company completes its final accounting for this acquisition, there could be changes to the recorded amounts.

The following table summarizes the preliminary fair value of identified assets and liabilities of the Schultz acquisition at its acquisition date (in thousands):

Cash	$218
Receivables and cost and estimated earnings in excess of billings	1,100
Prepaid expenses and other current assets	22
Property, plant and equipment	162
Identified intangible assets	3,060
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(453)
Total identifiable net assets	$4,109

Total consideration recorded	$7,697
Less: total identifiable net assets	4,109
Goodwill at March 31, 2015	$3,588

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
Revenues from the Company’s Energy Services segment are derived mainly from multiple engineering and construction type contracts, as well as maintenance contracts, under multi-year long-term Master Service Agreements and alliance contracts. Businesses within the Company’s Energy Services segment enter into customer contracts that contain three principal types of pricing provisions: time and materials, cost plus fixed fee and fixed price. Although the terms of these contracts vary, most are made pursuant to cost reimbursable contracts on a time and materials basis under which revenues are recorded based on costs incurred at agreed upon contractual rates. These businesses also perform services on a cost plus fixed fee basis under which revenues are recorded based upon costs incurred at agreed upon rates and a proportionate amount of the fixed fee or percentage stipulated in the contract.
Foreign Currency Translation
For the Company’s international subsidiaries, the local currency is generally the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates. The cumulative translation adjustment resulting from changes in exchange rates are included in the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss) in total stockholders’ equity. Net foreign exchange transaction gains (losses) are included in other income (expense) in the Consolidated Statements of Operations. Due to the strengthening of the U.S. dollar, there was a substantial decrease with respect to certain functional currencies and their relation to the U.S. dollar during 2014 and the first quarter of 2015, most notably the Canadian dollar, British pound and euro.
The Company’s accumulated other comprehensive income is comprised of three main components: (i) currency translation; (ii) derivatives; and (iii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom.

As of March 31, 2015 and 2014, the Company had accumulated comprehensive income (loss) of $(38.8) million and $1.0 million, respectively, related to currency translation adjustments, $0.0 million and $(1.0) million, respectively, related to derivative transactions and $(0.5) million and $(0.2) million, respectively, related to pension activity in accumulated other comprehensive income.
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
Goodwill
Under FASB ASC 350, the Company assesses recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. An impairment charge will be recognized to the extent that the implied fair value of a reporting unit is less than its carrying value. Factors that could potentially trigger an impairment review include (but are not limited to):

•	significant underperformance of a reporting unit relative to expected, historical or forecasted operating results;

•	significant negative industry or economic trends;

•	significant changes in the strategy for a segment including extended slowdowns in the reporting unit’s market;

•	a decrease in market capitalization below the Company’s book value; and

•	a significant change in regulations.
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
Investments in entities in which the Company does not have control or is not the primary beneficiary of a variable interest entity, and for which the Company has 20% to 50% ownership or has the ability to exert significant influence, are accounted for by the equity method. At March 31, 2015 and December 31, 2014, the investment in affiliated companies on the Company’s consolidated balance sheets was zero.
Net income presented below for the quarter ended March 31, 2014 includes Bayou Coating’s previously held forty-one percent (41%) interest in Bayou Delta, which is eliminated for purposes of determining the Company’s equity in earnings of affiliated companies because Bayou Delta is consolidated in the Company’s financial statements as a result of its additional ownership through another Company subsidiary.

The Company’s equity in earnings of affiliated companies for all periods presented below includes acquisition-related depreciation and amortization expense and is net of income taxes associated with these earnings. Financial data for the investment in affiliated companies for the quarter ended March 31, 2014 is summarized in the following table (in thousands):

Income statement data	Quarter Ended March 31, 2014
Revenue	$9,088
Gross profit	3,489
Net income	2,413
Equity in earnings of affiliated companies	677
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

Based on its evaluation of the above factors and judgments, as of March 31, 2015, the Company consolidated any VIEs in which it was the primary beneficiary.
Financial data for consolidated variable interest entities are summarized in the following table (in thousands):

Balance sheet data	March 31, 2015	December 31, 2014
Current assets	$47,633	$57,046
Non-current assets	41,284	43,165
Current liabilities	14,664	22,525
Non-current liabilities	34,672	36,155

	Quarters Ended March 31,
Income statement data	2015	2014
Revenue	$18,240	$20,624
Gross profit	2,206	1,802
Net income (loss)	130	(571)

Newly Issued Accounting Pronouncements
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
In April 2015, the FASB issued guidance that amends existing requirements regarding the balance sheet presentation of debt issuance costs as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s presentation of its financial condition.

3.    RESTRUCTURING
On October 6, 2014, the Company’s board of directors approved the 2014 Restructuring to improve gross margins and profitability in the long term by exiting low-return businesses and reducing the size and cost of the Company’s overhead structure.
The 2014 Restructuring included exiting certain unprofitable international locations for the Company’s Insituform business, consolidating the Company’s worldwide Fyfe business with the Company’s global Insituform business and shutting down certain idle facilities in the Company’s Bayou Louisiana coatings operations.
As of March 31, 2015, significant progress had been made against all of the aforementioned objectives. Headcount reductions totaled 13 in the first quarter of 2015, and 31 for the year ended December 31, 2014. The Company expects approximately 65 additional headcount reductions to occur throughout the remainder of 2015 as the Company substantially completes its 2014 Restructuring.
In December 2014, and as part of the restructuring, the Company sold its wholly-owned subsidiary, Ka-te, the Company’s Swiss contracting operation, to Marco Daetwyler Gruppe AG, a Swiss company. In connection with the sale, the Company entered into a five-year tube supply agreement whereby Ka-te will source liners from Insituform Linings Ltd. Ka-te will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period.
In February 2015, and in connection with the 2014 Restructuring, the Company sold its wholly-owned subsidiary, VII, the Company’s French CIPP contracting operation, to certain employees of VII. In connection with the sale, the Company entered into a five-year exclusive tube supply agreement whereby VII will source liners from Insituform Linings Ltd. VII will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period.
During the first quarter of 2015, the Company recorded pre-tax expense of $3.5 million ($3.3 million post-tax) for charges related to the 2014 Restructuring as follows (in thousands):

Quarter Ended March 31, 2015
Severance and benefit related costs	$516
Lease termination costs	141
Bad debt expense	(999)
Currency translation	409
Other restructuring costs (1)	3,471
Total pre-tax restructuring charges (2)	$3,538
__________________________

(1)	Includes charges related to the write-off of certain other assets, including the loss on the CIPP contracting operation in France, professional fees and certain other restructuring charges.

(2)	All current period restructuring charges relate to the Infrastructure Solutions reportable segment.

Restructuring costs of $0.7 million for the quarter ended March 31, 2015 are reported on a separate line in the Consolidated Statements of Operations in accordance with FASB ASC 420, Exit or Disposal Cost Obligations, and relate to severance, other termination benefit costs and early lease termination costs. The following tables summarize all restructuring charges recognized in the first quarter of 2015 as presented in their affected line in the Consolidated Statements of Operations:

	Other Non-Cash Restructuring Charges (Reversals)	Cash Restructuring Charges	Total
Cost of revenues	$(166)	$180	$14
Operating expenses	(1,021)	1,153	132
Restructuring charges	—	658	658
Other expense	2,692	42	2,734
Total pre-tax restructuring charges (1)	$1,505	$2,033	$3,538
__________________________

(1)	All current period restructuring charges relate to the Infrastructure Solutions reportable segment.
Total pre-tax restructuring charges to date were $53.1 million ($39.4 million post-tax) and consisted of non-cash charges totaling $45.4 million and cash charges totaling $7.7 million. The non-cash charges of $45.4 million included $22.2 million related to the impairment of certain long-lived assets and definite-lived intangible assets for Bayou’s coating operations in Louisiana, which is reported in the Corrosion Protection reportable segment, and $23.2 million related to inventory obsolescence, impairment definite-lived intangible assets, allowances for accounts receivable, currency translation adjustments, write-off of certain other current assets and long-lived assets as well as a legal accrual related to disputed work performed by our European and Asia-Pacific operations, which are reported in the Infrastructure Solutions reportable segment. The cash charges of $7.7 million included employee severance, retention, extension of benefits, employment assistance programs, early lease termination costs and other costs associated with the restructuring of Insituform’s European and Asia-Pacific operations and Fyfe’s worldwide business.
Estimated remaining costs to be incurred in 2015, including totals and category ranges, for the 2014 Restructuring are as follows:

•	Approximately $1 million to $2 million related to severance and benefit costs; and

•	Approximately $3 million to $4 million related to other restructuring costs.
The following table summarizes the 2014 Restructuring activity during the first quarter of 2015 (in thousands):

				Utilized
	Reserves at December 31, 2014	Charge (Reversal) to Income	Foreign Currency Translation	Cash	Non-Cash	Reserves at March 31, 2015
Severance and benefit related costs	$466	$516	$(2)	$82	$—	$898
Lease termination expenses	—	141	—	141	—	—
Bad debt expense	11,464	(999)	(1)	—	(124)	10,588
Currency translation	—	409	—	—	409	—
Other restructuring costs	2,496	3,471	(102)	1,297	2,163	2,405
Total pre-tax restructuring charges	$14,426	$3,538	$(105)	$1,520	$2,448	$13,891

4.    SHARE INFORMATION
Earnings per share have been calculated using the following share information:

	Quarters Ended March 31,
	2015	2014
Weighted average number of common shares used for basic EPS	37,309,829	37,964,320
Effect of dilutive stock options and restricted and deferred stock unit awards	231,720	378,476
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	37,541,549	38,342,796
The Company excluded 270,061 and 362,477 stock options for the quarters ended March 31, 2015 and 2014, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

5.    GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill and identified intangible assets consist of the following:
Goodwill

(In thousands)
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Beginning balance at January 1, 2015	$177,275	$39,500	$76,248	$293,023
Additions to goodwill through acquisitions (1)	—	—	3,588	3,588
Foreign currency translation	(2,664)	(750)	—	(3,414)
Balance at March 31, 2015	$174,611	$38,750	$79,836	$293,197
__________________________

(1)	During the first quarter of 2015, the Company recorded goodwill of $3.6 million related to the acquisition of Schultz Mechanical Contractors, Inc. (see Note 1).

Identified Intangible Assets

(In thousands)		March 31, 2015			December 31, 2014
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	5	$3,900	$(3,163)	$737	$3,908	$(3,131)	$777
Backlog	0	4,719	(4,719)	—	4,731	(4,731)	—
Leases	12	2,067	(655)	1,412	2,067	(623)	1,444
Trademarks (1)	16	22,482	(5,458)	17,024	21,722	(5,199)	16,523
Non-competes (1)	3	1,210	(861)	349	1,140	(839)	301
Customer relationships (1)	13	165,202	(34,484)	130,718	163,386	(32,196)	131,190
Patents and acquired technology	15	54,037	(21,677)	32,360	54,090	(22,052)	32,038
		$253,617	$(71,017)	$182,600	$251,044	$(68,771)	$182,273
__________________________

(1)
During the first quarter of 2015, the Company recorded customer relationships, trademarks and non-competes of $2.3 million, $0.7 million and $0.1 million, respectively, related to the acquisition of Schultz Mechanical Contractors, Inc. (see Note 1).

Amortization expense was $3.1 million and $3.5 million for the quarters ended March 31, 2015 and 2014. Estimated amortization expense by year is as follows (in thousands):

2015	$13,036
2016	13,195
2017	13,194
2018	13,032
2019	12,887

6.    LONG-TERM DEBT AND CREDIT FACILITY
Financing Arrangements
In July 2013, the Company entered into a $650.0 million senior secured credit facility (the “Credit Facility”) with a syndicate of banks. Bank of America, N.A. served as the administrative agent. Merrill Lynch Pierce Fenner & Smith Incorporated, JPMorgan Securities LLC and U.S. Bank National Association acted as joint lead arrangers and joint book managers in the syndication of the Credit Facility. The Credit Facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility, each with a maturity date of July 1, 2018. The Company borrowed the entire term loan and drew $35.5 million against the revolving line of credit from the Credit Facility on July 1, 2013 for the following purposes: (i) to pay the $147.6 million cash purchase price for the Company’s acquisition of Brinderson, L.P. and related entities (“Brinderson”), which closed on July 1, 2013; (ii) to retire $232.3 million in indebtedness outstanding under the Company’s prior credit facility; and (iii) to fund expenses associated with the Credit Facility and the Brinderson acquisition. Additionally, the Company used $7.0 million of its cash on hand to fund these transactions.
Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable one month LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of March 31, 2015 was approximately 1.92%.
The Company’s indebtedness at March 31, 2015 consisted of $286.3 million outstanding from the $350.0 million term loan under the Credit Facility and $71.5 million on the line of credit under the Credit Facility. Beginning with the year ended December 31, 2014, the Credit Facility requires an annual mandatory prepayment against the term loan obligation in an amount equal to 50% of the Excess Cash Flow, as defined by the Credit Facility, if the Company’s Consolidated Leverage Ratio is greater than 2.50 to 1.0, as of the end of that fiscal year. The Company’s Consolidated Leverage Ratio at December 31, 2014 was 2.90 to 1.0. On March 31, 2015, the Company made the required term loan prepayment in the amount of $26.5 million, utilizing $26.0 million from the line of credit to fund the term loan prepayment obligation.

In 2012 and 2013, the Company and Wasco Coatings UK Ltd. (“Wasco Energy”) loaned Bayou Wasco Insulation, LLC (“Bayou Wasco”), a joint venture between the Company and Wasco Energy, an aggregate of $14.0 million for the purchase of capital assets. Additionally, during September 2014, the Company and Wasco Energy agreed to loan Bayou Wasco an additional $2.6 million for working capital needs increasing the total to $16.6 million. Of such amount, $9.6 million (representing funds loaned by Wasco Energy) was designated as third-party debt in the Company’s consolidated financial statements. In connection with the formation of Bayou Perma-Pipe Canada, Ltd. (“BPPC”), the Company and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January 2012, the Company and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. Of such amount, $3.9 million was designated as third-party debt in the Company’s consolidated financial statements. The Company also held $0.1 million of third party notes and bank debt at March 31, 2015.
As of March 31, 2015, the Company had $27.2 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $10.2 million was collateral for the benefit of certain of our insurance carriers and $17.0 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
The Company’s indebtedness at December 31, 2014 consisted of $319.4 million outstanding from the term loan under the Credit Facility and $45.5 million on the line of credit under the Credit Facility. Additionally, the Company designated $12.4 million of debt held by its joint ventures (representing funds loaned by its joint venture partners) as third-party debt in the consolidated financial statements and held $0.1 million of third party notes and bank debt at December 31, 2014.
At March 31, 2015 and December 31, 2014, the estimated fair value of the Company’s long-term debt was approximately $373.7 million and $377.0 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 12.
In July 2013, the Company entered into an interest rate swap agreement, for a notional amount of $175.0 million that is set to expire in July 2016. The notional amount of this swap mirrors the amortization of a $175.0 million portion of the Company’s $350.0 million term loan drawn from the Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $175.0 million notional amount. The annualized borrowing rate of the swap at March 31, 2015 was approximately 2.22%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of the Company’s term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.
The Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. On October 6, 2014, the Company amended the Credit Facility’s defined terms for income and fixed charges to allow for the add-back of certain cash and non-cash charges related to the 2014 Restructuring when calculating the Company’s compliance with the consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the Credit Facility’s credit agreement, as amended, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•
Consolidated financial leverage ratio compares consolidated funded indebtedness to Credit Facility defined income. The initial maximum amount was not to exceed 3.75 to 1.00, but decreased, as scheduled, to not more that 3.50 to 1.00 beginning with the quarter ended June 30, 2014. At March 31, 2015, the Company’s consolidated financial leverage ratio was 2.95 to 1.00 and, using the Credit Facility defined income, the Company had the capacity to borrow up to approximately $68.7 million of additional debt.

•
Consolidated fixed charge coverage ratio compares Credit Facility defined income to Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At March 31, 2015, the Company’s fixed charge ratio was 1.40 to 1.00.

At March 31, 2015, the Company was in compliance with all of its debt and financial covenants as required under the Credit Facility.

7.    STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION
Share Repurchase Plan
In February 2015, the Company’s board of directors authorized the open market repurchase of up to $20.0 million of the Company’s common stock during 2015. Once a repurchase is complete, the Company promptly retires the shares. The Company also is authorized to utilize up to $10.0 million in cash to purchase shares of the Company’s common stock in each calendar year in connection with the Company’s equity compensation programs for employees and directors. The participants in the Company’s equity plans may surrender shares of common stock in satisfaction of tax obligations arising from the vesting of restricted stock awards under such plans, in connection with the exercise of stock option awards, and with the lapse of restricted periods of deferred stock unit awards. The deemed price paid is the closing price of the Company’s common stock on the Nasdaq Global Select Market on the date that the restricted stock vests, the shares of the Company’s common stock are surrendered in exchange for stock option exercises or the lapse of the restricted periods of deferred stock unit awards. In addition, in connection with the exercise of employee stock options, the option holder may elect a “net, net” exercise, such that the option holder receives a number of shares equal to (1) the built-in gain in the option shares divided by the market price of the Company’s common stock on the date of exercise, less (2) a number of shares equal to the taxes due upon the exercise of the option divided by the market price of the Company’s common stock on the date of exercise. The shares of Company common stock surrendered to the Company for taxes due on the exercise of the option are deemed repurchased by the Company.
During the quarter ended March 31, 2015, the Company acquired 320,000 shares of the Company’s common stock for $5.7 million ($17.95 average price per share) through the open market repurchase program discussed above and 28,835 shares of the Company’s common stock for $0.5 million ($16.80 average price per share) in connection with the satisfaction of tax obligations from the vesting of restricted stock, exercise of stock options and distribution of deferred stock units. In addition, during the quarter ended March 31, 2015, the Company acquired 88,834 shares of the Company’s common stock in connection with “net, net” exercises of employee stock options for a gross value of $1.4 million ($0.1 million in cash value). Once repurchased, the Company immediately retired all such shares.
Equity-Based Compensation Plans
At March 31, 2015, the Company had two active equity-based compensation plans under which awards may be made, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. The Company’s 2013 Employee Equity Incentive Plan (the “2013 Employee Plan”) has 2,895,000 shares of the Company’s common stock reserved for issuance and, at March 31, 2015, 1,063,530 shares of common stock were available for issuance. The Company’s 2011 Non-Employee Director Equity Incentive Plan (“2011 Director Plan”) has 250,000 shares of the Company’s common stock registered for issuance and, at March 31, 2015, 121,416 shares of common stock were available for issuance.
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
The following table summarizes all stock award activity during the quarter ended March 31, 2015:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2015	767,540	$21.93
Restricted shares awarded	—	—
Restricted stock units awarded	618,914	17.22
Restricted shares distributed	(79,110)	19.22
Restricted stock units distributed	(10,856)	19.17
Restricted shares forfeited	(18,195)	23.23
Restricted stock units forfeited	(7,093)	24.15
Outstanding at March 31, 2015	1,271,200	$19.80
Expense associated with stock awards was $1.5 million and $0.9 million for the quarters ended March 31, 2015 and 2014, respectively. Unrecognized pre-tax expense of $19.9 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.46 years for awards outstanding at March 31, 2015.

Deferred Stock Unit Awards
Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.
The following table summarizes all deferred stock unit activity during the quarter ended March 31, 2015:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2015	221,471	$20.10
Awarded	2,437	17.33
Distributed	(3,257)	26.10
Outstanding at March 31, 2015	220,651	$19.98
Expense associated with awards of deferred stock units for the quarter ended March 31, 2015 was immaterial. There was no expense associated with awards of deferred stock units for the quarter ended March 31, 2014.
Stock Options
Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.
The following table summarizes all stock option activity during the quarter ended March 31, 2015:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2015	503,134	$18.18
Granted	—	—
Exercised	(100,191)	12.97
Canceled/Expired	—	—
Outstanding at March 31, 2015	402,943	$19.48
Exercisable at March 31, 2015	392,338	$19.46
Expense associated with stock option grants was $0.1 million and $0.4 million in the quarters ended March 31, 2015 and 2014, respectively. Unrecognized pre-tax expense related to stock option grants was immaterial and expected to be recognized over the weighted average remaining contractual term of 1.34 years for awards outstanding at March 31, 2015.
Financial data for stock option exercises are summarized in the following table (in thousands):

	Quarters Ended March 31,
	2015	2014
Amount collected from stock option exercises	$1,299	$1,190
Total intrinsic value of stock option exercises	273	444
Tax benefit of stock option exercises recorded in additional paid-in-capital	100	34
Aggregate intrinsic value of outstanding stock options	543	7,835
Aggregate intrinsic value of exercisable stock options	543	7,095
The intrinsic value calculations are based on the Company’s closing stock price of $18.05 and $25.31 on March 31, 2015 and 2014, respectively.

The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. There were no stock options awarded during the quarter ended March 31, 2015. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term. The fair value of stock options awarded during the quarter ended March 31, 2014 was estimated at the date of grant based on the assumptions presented in the table below:

Quarter Ended March 31, 2014
Grant-date fair value	$11.27
Volatility	41.6%
Expected term (years)	7.0
Dividend yield	—%
Risk-free rate	2.3%

8.    TAXES ON INCOME
The effective tax rate in the first quarter of 2015 was unfavorably impacted by a relatively small income tax benefit recorded on pre-tax charges related to the restructuring initiative and the impact of discrete tax items that were related to non-deductible restructuring charges.
The Company’s effective tax rate for continuing operations was 57.6% and 29.3% in the quarters ended March 31, 2015 and 2014, respectively. In addition to the items noted in the preceding paragraph, the high effective tax rate on pre-tax income for the quarter ended March 31, 2015 was also negatively influenced by recording no tax benefit on losses in jurisdictions where valuation allowances were recorded against deferred tax assets.

9.    COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such litigation, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.
Contingencies
In connection with the Brinderson acquisition, certain pre-acquisition matters were identified during 2014 where a loss is both probable and reasonably estimable. The Company identified the range of possible loss from zero to $24 million. The Company establishes liabilities in accordance with FASB ASC Subtopic No. 450-20, Contingencies – Loss Contingencies, and accordingly, recorded a $14.5 million accrual for such matters as part of its purchase price accounting for Brinderson. The Company believes it has meritorious defenses against certain of these matters.
Purchase Commitments
The Company had no material purchase commitments at March 31, 2015.
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
The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at March 31, 2015 on its consolidated balance sheet.

10.    SEGMENT REPORTING
Effective in the fourth quarter of 2014, the Company realigned its existing three operating segments, which are also its reportable segments: Infrastructure Solutions; Corrosion Protection; and Energy Services. The Company’s operating segments correspond to its management organizational structure. Each operating segment has a president who reports to the Company’s chief executive officer, who is also the chief operating decision manager (“CODM”). The operating results and financial information reported by each of the segments are evaluated separately, regularly reviewed and used by the CODM to evaluate segment performance, allocate resources and determine management incentive compensation.
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
Financial information by segment was as follows (in thousands):

	Quarters Ended March 31,
	2015	2014
Revenues:
Infrastructure Solutions	$122,473	$122,324
Corrosion Protection	101,743	108,008
Energy Services	84,950	75,902
Total revenues	$309,166	$306,234

Gross profit:
Infrastructure Solutions	$28,615	$25,554
Corrosion Protection	20,829	24,141
Energy Services	9,746	11,368
Total gross profit	$59,190	$61,063

Operating income:
Infrastructure Solutions	$7,332	$1,458
Corrosion Protection	500	3,691
Energy Services	1,293	3,985
Total operating income	$9,125	$9,134

The following table summarizes revenues, gross profit and operating income by geographic region (in thousands):

	Quarters Ended March 31,
	2015	2014
Revenues (1):
United States	$223,141	$210,630
Canada	46,651	41,864
Europe	14,118	22,616
Other foreign	25,256	31,124
Total revenues	$309,166	$306,234

Gross profit:
United States	$37,854	$41,393
Canada	12,188	9,062
Europe	4,225	4,758
Other foreign	4,923	5,850
Total gross profit	$59,190	$61,063

Operating income (loss):
United States	$(2,913)	$2,396
Canada	8,599	5,423
Europe	1,471	527
Other foreign	1,968	788
Total operating income	$9,125	$9,134
__________________________

(1)
Revenues are attributed to the country of origin for the Company’s legal entities. For a significant majority of its legal entities, the country of origin relates to the country or geographic area that it services.

11.    DISCONTINUED OPERATIONS
During the second quarter of 2013, the Company’s board of directors approved a plan of liquidation for its Bayou Welding Works (“BWW”) business in an effort to improve the Company’s overall financial performance and align the operations with its long-term strategic initiatives. BWW provided specialty welding and fabrication services from its facility in Louisiana.
As of December 31, 2014, the Company finalized the liquidation for the BWW business, and accordingly, had no impact from discontinued operations in the financial results for the first quarter of 2015.

12.    DERIVATIVE FINANCIAL INSTRUMENTS
As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, gain or loss is recorded in the consolidated statements of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During each of the quarters ended March 31, 2015 and 2014, the Company recorded less than $0.1 million as a gain on the consolidated statements of operations in the other income (expense) line item upon settlement of the cash flow hedges. At March 31, 2015, the Company recorded a net deferred gain of $0.8 million related to the cash flow hedges in other current assets and other comprehensive income on the consolidated balance sheets and on the foreign currency translation adjustment and derivative transactions line of the consolidated statements of equity. The Company presents derivative instruments in the consolidated financial statements on a gross basis. The gross and net difference of derivative instruments are considered to be immaterial to the financial position presented in the financial statements.
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
In July 2013, the Company replaced its interest rate swap agreement with a notional amount of $83.0 million with an interest rate swap agreement with a notional amount of $175.0 million, which is set to expire in July 2016. The notional amount of this swap mirrors the amortization of a $175.0 million portion of the Company’s $350.0 million term loan drawn from the Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $175.0 million notional amount. The annualized borrowing rate of the swap at March 31, 2015 was approximately 2.22%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of the Company’s term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and will be accounted for as a cash flow hedge.
The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs as defined below (in thousands):

Designation of Derivatives	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$831	$26
	Total Assets	$831	$26

Interest Rate Swaps	Other non-current liabilities	$855	$729
	Total Liabilities	$855	$729

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$79	$62
	Total Assets	$79	$62

	Total Derivative Assets	$910	$88
	Total Derivative Liabilities	855	729
	Total Net Derivative Asset (Liability)	$55	$(641)
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

The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$910	$—	$910	$—
Total	$910	$—	$910	$—

Liabilities:
Interest Rate Swap	$855	$—	$855	$—
Total	$855	$—	$855	$—

	Total Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$88	$—	$88	$—
Total	$88	$—	$88	$—

Liabilities:
Interest Rate Swap	$729	$—	$729	$—
Total	$729	$—	$729	$—
The following table summarizes the Company’s derivative positions at March 31, 2015:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Australian Dollar/USD	Sell	$2,756,914	0.2	0.76
USD/British Pound	Sell	£1,900,000	0.2	1.48
EURO/British Pound	Sell	£8,000,000	0.2	0.73
Interest Rate Swap		$156,406,250	1.3
The Company had no transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2015. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which are based on Level 2 inputs as previously defined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.
We believe that certain accounting policies could potentially have a more significant impact on our consolidated financial statements, either because of the significance of the consolidated financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting policies can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Information
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. We make forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q that represent our beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to us and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 2, 2015, and in our subsequent Quarterly Reports on Form 10-Q, including this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by us from time to time in our filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by us in this report are qualified by these cautionary statements.

Executive Summary
We are a global leader in infrastructure protection and maintenance, providing proprietary technologies and services: (i) to protect against the corrosion of industrial pipelines; (ii) to rehabilitate and strengthen water, wastewater, energy and mining piping systems and buildings, bridges, tunnels and waterfront structures; and (iii) to utilize integrated professional services in engineering, procurement, construction, maintenance and turnaround services for a broad range of energy related industries. Our business activities include manufacturing, distribution, maintenance, construction, installation, coating and insulation, cathodic protection, research and development and licensing. Our products and services are currently utilized and performed in approximately 80 countries across six continents. We believe that the depth and breadth of our products and services platform make us a leading “one-stop” provider for the world’s infrastructure rehabilitation and protection needs.
We are organized into three operating segments, which are also our reportable segments: Infrastructure Solutions; Corrosion Protection; and Energy Services. Each segment is led by a unique leadership team and has an operating president who reports to our chief executive officer. See Note 10 to the consolidated financial statements contained in this report for further discussion of our reportable segments.
Our long-term strategy consists of:
Infrastructure Solutions – Aging urban infrastructure will require increasing rehabilitation and maintenance over the long term. While the pace of growth is often based on government funding, the market need results in a long term stable growth opportunity for Aegion and its market leading brands, Fyfe® and Insituform®. We will optimize our municipal rehabilitation and commercial infrastructure operations by: (i) focusing on operational excellence; (ii) utilizing business development personnel to identify the need for new products and technologies across the platform; (iii) adding new, innovative technologies and services through licensing or selective acquisitions; (iv) enhancing returns through backward integrating into product manufacturing; and (v) addressing the need in international markets with alternative business models, including licensing and tube sales.

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
Energy Services – With the continued development of conventional oil and gas reserves, North America will have competitive prices for refinery and petrochemical feedstocks. Energy Services has a unique value proposition based on its world class safety and labor productivity programs, which allows us to provide cost effective maintenance turnaround and construction services at our customers’ refineries and petrochemical facilities. We expect to expand our market position through organic growth, targeted acquisitions or alliances to bring additional product or service offerings to current customers, broaden our geographic footprint to additional markets, and increase penetration in end-markets such as petro-chemical and natural gas.

Acquisitions/Strategic Initiatives/Divestitures
See Notes 1 and 3 to the consolidated financial statements contained in this report for a detailed discussion regarding acquisitions, strategic initiatives and divestitures.

Results of Operations – Quarters Ended March 31, 2015 and 2014
Overview – Consolidated Results
Key financial data for our consolidated operations was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2015	2014	$	%
Revenues	$309,166	$306,234	$2,932	1.0%
Gross profit	59,190	61,063	(1,873)	(3.1)
Gross profit margin	19.1%	19.9%	n/a	(80	)bp
Operating expenses	49,084	51,929	(2,845)	(5.5)
Acquisition-related expenses	323	—	323	100.0
Restructuring charges	658	—	658	100.0
Operating income	9,125	9,134	(9)	(0.1)
Operating margin	3.0%	3.0%	n/a	—
Income from continuing operations	1,372	4,560	(3,188)	(69.9)
Consolidated income from continuing operations was $1.4 million in the first quarter of 2015 compared to $4.6 million in the first quarter of 2014. The decrease in consolidated income from continuing operations of $3.2 million was primarily the result of pre-tax charges of $3.5 million ($3.3 million post-tax) related to the realignment and restructuring plan approved by our board of directors on October 6, 2014 (the “2014 Restructuring”) (see Note 3 to the consolidated financial statements contained in this report). Excluding the restructuring charges, consolidated income from continuing operations for the quarter ended March 31, 2015 increased $0.1 million, or 1.9%, to $4.6 million. Net of the 2014 Restructuring charge, the increase in consolidated income from continuing operations was primarily the result of improved profitability in our North American business in our Infrastructure Solutions segment, partially offset by (i) lower profitability in our Corrosion Protection segment as project activities shifted from higher margin offshore work to lower margin onshore work in our robotic coating operations, decreased project activity in our industrial linings operations caused by market weakness and low labor utilization in our cathodic protection operation as a result of weakened revenues in various regions of the U.S., (ii) decreased gross profitability in our Energy Services segment mainly due to decreased revenues in our upstream operations as customer spending tightened in response to depressed oil prices; (iii) decreased profitability due to the strengthening of the U.S. dollar, which caused a substantial decrease with respect to certain functional currencies and their relation to the U.S. dollar (most notably the Canadian dollar, British pound and euro). The negative impact of currency fluctuations on consolidated revenues, gross profits and income from continuing operations was $10.3 million, $2.6 million and $1.2 million, respectively, during the first quarter of 2015 as compared to the first quarter of 2014.
Operating income was flat in the first quarter of 2015 compared to the first quarter of 2014, although it was the net effect of offsetting performances by our segments. Our Infrastructure Solutions segment increased operating income $5.9 million primarily due to increased volume and improved profitability in our North American operations for both Insituform and Fyfe, which grew revenues 5.4% in the first quarter of 2015 compared to the first quarter of 2014 from improved backlog and strong execution compared to the first quarter of 2014. Offsetting the above increases were declines in our Corrosion Protection segment principally due to lower earnings in our industrial linings business. Operating income from the industrial linings work declined compared to the first quarter of 2014 due to decreased project activity amidst difficult market conditions primarily in North America. The cathodic protection business also had a year-over-year decline in earnings principally coming from contribution from the U.S. businesses due to lower labor utilization. The cathodic protection business in Canada, however, had record first quarter revenues and operating income in 2015, notwithstanding certain oil market headwinds and lower currency translation against the U.S. dollar. Overall, operating income was negatively impacted by $1.8 million from currency fluctuations in the first quarter of 2015 compared to the first quarter of 2014.
For the first quarter of 2015 compared to the same quarter of 2014, revenues increased $2.9 million, or 1.0%. This increase was primarily due to increased activity in our Energy Services segment, which experienced increased activity in the downstream market. Our Infrastructure Solutions North American and Asia-Pacific operations also saw increased activity from positive market conditions and success in project acquisitions. Revenues in our Corrosion Protection segment declined quarter over quarter due to decreased project activity in both our industrial linings operations and our coating operations. Currency fluctuations drove a $10.3 million decrease in revenues in the first quarter of 2015 compared to the first quarter of 2014.
For the first quarter of 2015, operating expenses decreased $2.8 million, or 5.5%, compared to the same quarter of 2014 primarily due to cost savings from our 2014 Restructuring within our Infrastructure Solutions segment. For that segment, operating expenses, as a percentage of revenue, were 16.8% for the quarter ended March 31, 2015 compared to 19.7% in the comparable period in 2014. Operating expense, as a percentage of revenue, for Corrosion Protection increased 110 basis points primarily due to investments made in certain sales and administrative functions for our cathodic protection operations, partially offset by operational expense control in our industrial linings operations. Operating expense, as a percentage of revenue, for Energy Services improved slightly year over year due to revenue growth of 11.9%, and controlled operating expenses, while operating expenses grew by $0.7 million due to continued investments in business development and the Permian Basin operations.

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
The following table sets forth our consolidated backlog by segment (in millions):

	March 31, 2015	December 31, 2014	March 31, 2014
Infrastructure Solutions	$354.2	$337.5	$331.9
Corrosion Protection	159.3	176.0	161.0
Energy Services (1)	238.2	244.5	255.8
Total backlog	$751.7	$758.0	$748.7
__________________________

(1)
Represents expected unrecognized revenues to be realized under long-term MSAs and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues.

Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of March 31, 2015, 0.1% and 18.9% of our Infrastructure Solutions backlog and Corrosion Protection backlog, respectively, related to these variable interest entities. A substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world. Energy Services, on the other hand, generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.

Infrastructure Solutions Segment
Key financial data for our Infrastructure Solutions segment was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2015	2014	$	%
Revenues	$122,473	$122,324	$149	0.1%
Gross profit	28,615	25,554	3,061	12.0
Gross profit margin	23.4%	20.9%	n/a	250	bp
Operating expenses	20,625	24,096	(3,471)	(14.4)
Restructuring charges	658	—	658	100.0
Operating income	7,332	1,458	5,874	402.9
Operating margin	6.0%	1.2%	n/a	480	bp
Revenues
Revenues in our Infrastructure Solutions segment increased $0.1 million, or 0.1%, in the first quarter of 2015 compared to the first quarter of 2014. Revenues in our Insituform North American and Asia-Pacific operations increased as a result of improved volume activity. Our Insituform North American operation continued to experience good market conditions and success in project acquisitions. Offsetting this increase was a decrease in revenues in our Insituform European operation primarily due to the exiting of certain European locations as a result of our 2014 Restructuring as well as decreased volume activity. Revenues for the segment were negatively impacted by the change in foreign currency rates in relation to the U.S dollar by $4.3 million in the first quarter of 2015 compared to the prior year period.
Our Infrastructure Solutions segment contract backlog was $354.2 million at March 31, 2015, which represented a $16.7 million, or 4.9%, increase compared to December 31, 2014, and a $22.3 million, or 6.7%, increase compared to March 31, 2014. These increases were primarily driven by our Insituform North American operation which continues to benefit from robust municipal spending and an improved win-rate on projects. Backlog is at a near record level despite our exit from several international contracting markets and despite the decline in various foreign currencies compared to the U.S. dollar.
Gross Profit and Gross Profit Margin
Gross profit increased $3.1 million, or 12.0%, and gross profit margin increased 250 basis points in the first quarter of 2015 compared to the first quarter of 2014. The increase in gross profit was primarily due to increased activity in our Insituform North American and Asia-Pacific contracting operations. Improved project execution within our Fyfe North American operations and the exiting of certain European contracting operations, as part of our 2014 Restructuring, contributed to the improvements in the segment’s gross profit and gross profit margins. Gross profits for the segment were negatively impacted by the change in foreign currency rates by $1.1 million in the first quarter of 2015 compared to the prior year period.
Operating Expenses
Operating expenses in our Infrastructure Solutions segment decreased $3.5 million, or 14.4%, in the first quarter of 2015 compared to the first quarter of 2014. The decrease in operating expenses was largely due to cost savings from our 2014 Restructuring within our Insituform European and Asia-Pacific operations and our Fyfe North American operations. As a percentage of revenues, operating expenses were 16.8% for the quarter ended March 31, 2015 compared to 19.7% in the first quarter of 2014.
Operating Income and Operating Margin
Operating income in our Infrastructure Solutions segment increased $5.9 million to $7.3 million in the first quarter of 2015 compared to $1.5 million in the first quarter of 2014. Operating margin was 6.0% and 1.2% in the quarters ended March 31, 2015 and 2014, respectively. Operating income for the segment was negatively impacted by the change in foreign currency rates by $0.7 million in the first quarter of 2015 compared to the prior year period.

As part of the 2014 Restructuring, we recognized charges of $0.8 million in our Insituform European and Asia-Pacific operations for the quarter ended March 31, 2015. Exclusive of these charges, operating income increased $6.7 million in the first quarter of 2015 compared to the prior year quarter and improved to 6.7% of revenues, a much improved performance over the first quarter of 2014. The first quarter results generally represent the lowest seasonal period for activity in this segment.

Corrosion Protection Segment
Key financial data for our Corrosion Protection segment was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2015	2014	$	%
Revenues	$101,743	$108,008	$(6,265)	(5.8)%
Gross profit	20,829	24,141	(3,312)	(13.7)
Gross profit margin	20.5%	22.4%	n/a	(190	)bp
Operating expenses	20,329	20,450	(121)	(0.6)
Operating income	500	3,691	(3,191)	(86.5)
Operating margin	0.5%	3.4%	n/a	(290	)bp
Revenues
Revenues in our Corrosion Protection segment decreased by $6.3 million, or 5.8%, in the first quarter of 2015 compared to the first quarter of 2014. This decrease was primarily driven by a decrease in project activity in our industrial linings operations and our coating operations. The decrease in our industrial linings operations was primarily due to challenging market conditions in the U.S. and in certain international regions. Partially offsetting these decreases was an increase in revenues for both our cathodic protection operations and our robotic coating operations. The increase in revenues in our cathodic protection operations was due to increased project activity primarily in our Canadian and Middle Eastern operations. The increase in revenues from our robotic coating operations was due to increased project activity primarily in South America and increased equipment rental activity in the U.S. Revenues for the segment were negatively impacted by the change in foreign currency rates by $6.0 million in the first quarter of 2015 compared to the prior year period.
Our Corrosion Protection segment contract backlog at March 31, 2015 was $159.3 million, which represented a $16.7 million, or 9.5%, decrease compared to December 31, 2014, and a $1.7 million, or 1.1%, decrease compared to March 31, 2014. Backlog for the Corrosion Protection segment declined sequentially and on a year over year basis due to weaker market conditions for our industrial linings operations and our coating operations in Canada where upstream pipeline activity contracted due to lower oil prices in 2015. Offsetting these backlog declines were year over year improvements in our cathodic protection operations, primarily in the United States, and our coating operations in New Iberia, Louisiana, which successfully secured several smaller projects. Weaker foreign currencies against the U.S. dollar also accounted for a portion of the backlog decline for the period.
Gross Profit and Gross Profit Margin
Gross profit in our Corrosion Protection segment decreased by $3.3 million, or 13.7%, in the first quarter of 2015 compared to the first quarter of 2014. Gross profit margin declined by 190 basis points to 20.5% during the first quarter of 2015 compared to the first quarter of 2014. The decrease in gross profit was primarily due to a shift in project activity from higher margin offshore work to lower margin onshore work in our robotic coating operations, decreased project activity in our industrial linings operations and lower labor utilization in our cathodic protection operations during the first quarter of 2015. Partially offsetting these decreases were improved results in our Canadian and domestic coating operations, not withstanding lower currency translation rates versus the U.S. dollar in 2015. Gross profits for the segment were negatively impacted by the change in foreign currency rates by $1.5 million in the first quarter of 2015 compared to the prior year period.
Operating Expenses
Operating expenses in our Corrosion Protection segment decreased by $0.1 million, or 0.6%, in the first quarter of 2015 compared to the first quarter of 2014. While operating expenses were mainly flat for the segment, operating expenses increased $0.4 million for our cathodic protection operations as we increased certain sales and administrative functions; however, operating expenses within all other operations for the segment decreased. As a percentage of revenues, our Corrosion Protection operating expenses were 20.0% for the quarter ended March 31, 2015 compared to 18.9% in the first quarter of 2014.

Operating Income and Operating Margin
Operating income in our Corrosion Protection segment decreased $3.2 million, or 86.5%, to $0.5 million in the first quarter of 2015 compared to $3.7 million in the first quarter of 2014. Operating income decreased primarily due to decreased revenues and related gross profit in our industrial linings operations as a result of decreased project activity amidst difficult North American upstream market conditions. Additionally, operating income decreased as a result of lower gross profit margin related to a shift in project activity from higher margin offshore work to lower margin onshore work in our robotic coating operations and lower labor utilization in our cathodic protection operations. Operating margin was 0.5% for the quarter ended March 31, 2015 compared to 3.4% for the quarter ended March 31, 2014. The first quarter results are traditionally the lowest seasonal quarter for many of the services performed by the Corrosion Protection segment. Operating income for the segment was negatively impacted by the change in foreign currency rates by $1.1 million in the first quarter of 2015 compared to the prior year period.

Energy Services Segment
Key financial data for our Energy Services segment was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2015	2014	$	%
Revenues	$84,950	$75,902	$9,048	11.9%
Gross profit	9,746	11,368	(1,622)	(14.3)
Gross profit margin	11.5%	15.0%	n/a	(350	)bp
Operating expenses	8,130	7,383	747	10.1
Acquisition-related expenses	323	—	323	n/m
Operating income	1,293	3,985	(2,692)	(67.6)
Operating margin	1.5%	5.3%	n/a	(380	)bp
Revenues
Revenues in our Energy Services segment increased $9.0 million, or 11.9%, in the first quarter of 2015 compared to the first quarter of 2014. The increase was primarily due to a $9.3 million increase in service activity in our downstream operations. Offsetting the increase in revenues was a decrease in service activity in our upstream operations as a result of tightened customer spending.
Contract backlog in our Energy Services segment represents estimated revenues to be generated under long-term MSAs and other signed contracts. If the remaining term of the arrangements exceeds 12 months, the revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues. Contract backlog in our Energy Services segment was $238.2 million at March 31, 2015. This represented a decrease of $6.3 million, or 2.6%, compared to December 31, 2014 and a decrease of $17.6 million, or 6.9%, compared to March 31, 2014. There are several long-term maintenance contracts in the upstream market that we expect will renew in the coming quarters as backlog does not include normal monthly activity beyond the completion of the current contract period.
Gross Profit and Gross Profit Margin
Gross profit in our Energy Services segment decreased $1.6 million, or 14.3%, in the first quarter of 2015 compared to the first quarter of 2014. Gross profit margin declined 350 basis points during the first quarter of 2015 compared to the first quarter of 2014. The decrease in gross profit was primarily due to reduced customer spending primarily in the upstream operations. There was also a shift in the mix of work toward lower margin maintenance activity in the downstream operations in the first quarter of 2015.
Operating Expense
Operating expenses in our Energy Services segment increased $0.7 million, or 10.1%, in the first quarter of 2015 compared to the first quarter of 2014. Operating expense, as a percentage of revenues, improved modestly to 9.6% in the first quarter of 2015 compared to 9.7% in the first quarter of 2014. Operating expenses increased as a result of additional support costs including sales staff, human resources and finance personnel to support the current size of operations, which has grown significantly since our 2013 acquisition.

Operating Income and Operating Margin
Operating income in our Energy Services segment decreased $2.7 million, or 67.6%, to $1.3 million in the first quarter of 2015 compared to $4.0 million in the first quarter of 2014. Operating income decreased primarily due to lower gross margins, as described earlier, along with increased operating expenses to support the business. Operating margin declined to 1.5% in the first quarter of 2015 compared to 5.3% in the first quarter of 2014.

Other Income (Expense)
Interest Income and Expense
Interest income decreased $0.1 million in the quarter ended March 31, 2015 compared to the same period in 2014, primarily due to lower U.S. cash balances throughout the period. Interest expense increased $0.1 million in the quarter ended March 31, 2015 compared to the same period in 2014 due to an increase in amortized loan fees, partially offset by reduced outstanding loan principal balances. The loan fees resulted from an amendment to our $650.0 million senior secured credit facility (the “Credit Facility”) in the fourth quarter of 2014.
Other Income (Expense)
Other income (expense) decreased by $2.0 million in the first quarter of 2015 compared to the first quarter of 2014 primarily due to the $2.8 million loss recognized on the sale of Video Injection - Insituform SAS. The first quarter of 2014 included the $0.5 million loss recognized on the sale of our 49% interest in Bayou Coating, L.L.C. (“Bayou Coating”). Both of these transactions are discussed in Note 1 to the consolidated financial statements contained in this report.

Taxes on Income
Taxes on income increased $0.3 million during the first quarter of 2015 compared to the first quarter of 2014. Our effective tax rate for continuing operations was 57.6% in the quarter ended March 31, 2015 compared to 29.3% in the quarter ended March 31, 2014. The effective tax rates were unfavorably impacted by a relatively small income tax benefit recorded on pre-tax charges related to the restructuring initiative and the impact of discrete tax items related to non-deductible restructuring charges.

Equity in Earnings of Affiliated Companies
Equity in earnings of affiliated companies was zero and $0.7 million in the first quarters of 2015 and 2014, respectively. The decrease was due to there being no contributions from Bayou Coating, which was sold on March 31, 2014 (as discussed in Note 1 to the consolidated financial statements contained in this report).

Non-controlling Interests
Income attributable to non-controlling interests was immaterial in the quarters ended March 31, 2015 and 2014. In 2015, increased profitability in our coating joint venture in Canada was offset by increased losses from our insulation coating joint venture in Louisiana, which is essentially in start up phase with minimal production during the first quarter of 2015. In 2014, profitability from our joint venture in Oman was offset by lower income from our joint ventures in Morocco and Mexico.

Loss from Discontinued Operations
Loss from discontinued operations was zero and $0.1 million in the quarters ended March 31, 2015 and 2014, respectively. Our Bayou Welding Works business ceased its operations during the second quarter of 2013 and we completed our final liquidation in the fourth quarter of 2014.

Liquidity and Capital Resources
Cash and Cash Equivalents

(In thousands)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$135,925	$174,965
Restricted cash	3,156	2,075

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
Sources and Uses of Cash
We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, potential acquisitions, working capital, debt service and share repurchases. During the first quarter of 2015, capital expenditures were primarily for supporting growth in our Infrastructure Solutions and Energy Services operations, along with investments in new information technology systems to support the growth of our organization. For the full year of 2015, we expect even levels of capital expenditures compared to 2014, with increased levels to support growth of our Infrastructure Solutions business, primarily in North America, partially offset by decreased levels in our Corrosion Protection operations.
At March 31, 2015, our cash balances were located worldwide for working capital and support needs. Given the breadth of our international operations, approximately $93.0 million, or 68.4%, of our cash was denominated in currencies other than the United States dollar as of March 31, 2015. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our intention is to permanently reinvest these earnings.
Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At March 31, 2015, we believe our net accounts receivable and our costs and estimated earnings in excess of billings as reported on our consolidated balance sheet were fully collectible and a significant portion of the receivables will be collected within the next twelve months.
Cash Flows from Operations
Cash flows from operating activities of continuing operations used $12.2 million in the first quarter of 2015 compared to $8.9 million used in the first quarter of 2014. The decrease in operating cash flow from 2015 to 2014 was primarily due to lower net income and non-cash items, partially offset by a slight decrease in cash flow used for working capital requirements. We used $25.8 million of cash for working capital during the first quarter of 2015 compared to $26.2 million used in the comparable period of 2014.
During the first quarter of 2015, cash flow used for working capital requirements was primarily impacted by significant movements in earnings in excess of billings and accounts payable. Our costs and estimated earnings in excess of billings was $107.5 million at March 31, 2015, an increase of $13.5 million from December 31, 2014, due primarily to the late first quarter of 2015 seasonal increase in revenues. Overall, however, days sales outstanding decreased six days in the first quarter of 2015 compared to the first quarter of 2014. Also contributing to the use of cash during the first quarter of 2015 was our accounts payable, which decreased $18.7 million from December 31, 2014 due to higher vendor payments during the quarter as a result of record business volume in the fourth quarter of 2014.
Unrestricted cash decreased to $135.9 million at March 31, 2015 from $175.0 million at December 31, 2014.
Cash Flows from Investing Activities
Cash flows from investing activities of continuing operations used $11.5 million during the first quarter of 2015 compared to $3.1 million provided in the comparable period of 2014. During the first quarter of 2015, the Company used $6.5 million, net of cash acquired, for a small acquisition. During the first quarter of 2014, we sold our interests in Bayou Coating for a total sale price of $9.1 million. We used $4.2 million in cash for capital expenditures in the first quarter of 2015 compared to $5.6 million in the prior year period. In the first quarters of 2015 and 2014, $0.9 million and $0.8 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenditures. Capital expenditures in the first quarter of 2015 and 2014 were partially offset by $0.3 million and $0.4 million, respectively, in proceeds received from asset disposals.
We anticipate up to approximately $35.0 million to be spent in 2015 on capital expenditures to support our global operations.

Cash Flows from Financing Activities
Cash flows from financing activities used $11.7 million during the first quarter of 2015 compared to $9.3 million used in the first quarter of 2014. During the first quarter of 2015 and 2014, we used net cash of $6.2 million and $4.2 million, respectively, to repurchase 320,000 and 239,075 shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 7 to the consolidated financial statements contained in this report. In the quarter ended March 31, 2015, we used cash of $6.5 million to pay down the principal balance of our Credit Facility. Additionally during the first quarter of 2015, as discussed in Note 6 to the consolidated financial statements contained in this report, we made a $26.5 million mandatory prepayment on the balance of our term loan, utilizing $26.0 million from our line of credit to fund the term loan prepayment. In the quarter ended March 31, 2014, we used cash of $4.5 million primarily to pay down the principal balance of our Credit Facility.
Long-Term Debt
In July 2013, we entered into our Credit Facility with a syndicate of banks. Bank of America, N.A. served as the administrative agent. Merrill Lynch Pierce Fenner & Smith Incorporated, JPMorgan Securities LLC and U.S. Bank National Association acted as joint lead arrangers and joint book managers in the syndication of the Credit Facility. The Credit Facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility, each with a maturity date of July 1, 2018. We borrowed the entire term loan and drew $35.5 million against the revolving line of credit from the Credit Facility on July 1, 2013 for the following purposes: (i) to pay the $147.6 million cash purchase price for our acquisition of Brinderson, L.P. and related entities (“Brinderson”), which closed on July 1, 2013; (ii) to retire $232.3 million in indebtedness outstanding under our prior credit facility; and (iii) to fund expenses associated with the Credit Facility and the Brinderson acquisition. Additionally, we used $7.0 million of our cash on hand to fund these transactions.
Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on our consolidated leverage ratio. We can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on our consolidated leverage ratio. The applicable one month LIBOR borrowing rate (LIBOR plus our applicable rate) as of March 31, 2015 was approximately 1.92%.
Our indebtedness at March 31, 2015 consisted of $286.3 million outstanding from the $350.0 million term loan under the Credit Facility and $71.5 million on the line of credit under the Credit Facility. Beginning with the year ended December 31, 2014, the Credit Facility requires an annual mandatory prepayment against the term loan obligation in an amount equal to 50% of the Excess Cash Flow, as defined by the Credit Facility, if our Consolidated Leverage Ratio is greater than 2.50 to 1.0, as of the end of that fiscal year. Our Consolidated Leverage Ratio at December 31, 2014 was 2.90 to 1.0. On March 31, 2015, we made the required term loan prepayment in the amount of $26.5 million, utilizing $26.0 million from the line of credit to fund the term loan prepayment obligation.
In 2012 and 2013, we and Wasco Coatings UK Ltd. (“Wasco Energy”), a subsidiary of Wah Seong Corporation, loaned Bayou Wasco Insulation, LLC (“Bayou Wasco”) an aggregate of $14.0 million for the purchase of capital assets. Additionally, during September 2014, the Company and Wasco Energy agreed to loan Bayou Wasco an additional $2.6 million for working capital needs increasing the total to $16.6 million. Of such amount, $9.6 million (representing funds loaned by Wasco Energy) was designated as third-party debt in the Company’s consolidated financial statements. In connection with the formation of Bayou Perma-Pipe Canada, Ltd. (“BPPC”), we and Perma-Pipe Canada, Inc. loaned BPPC an aggregate of $8.0 million for the purchase of capital assets and for operating purposes. Additionally, during January 2012, we and Perma-Pipe Canada, Inc. agreed to loan BPPC an additional $6.2 million for the purchase of capital assets increasing the total to $14.2 million. Of such amount, $3.9 million was designated as third-party debt in our consolidated financial statements. We also held $0.1 million of third party notes and bank debt at March 31, 2015.
As of March 31, 2015, we had $27.2 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $10.2 million was collateral for the benefit of certain of our insurance carriers and $17.0 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
In July 2013, we entered into an interest rate swap agreement for a notional amount of $175.0 million that is set to expire in July 2016. The notional amount of this swap mirrors the amortization of a $175.0 million portion of our $350.0 million term loan drawn from the Credit Facility. The swap requires us to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount, and provides that we receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $175.0 million notional amount. The annualized borrowing rate of the swap at March 31, 2015 was approximately 2.22%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of our term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.

Our Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. On October 6, 2014, we amended the Credit Facility’s defined terms for income and fixed charges to allow for the add-back of certain cash and non-cash charges related to the 2014 Restructuring when calculating our compliance with the consolidated financial leverage ratio and consolidated fixed charge coverage ratio. At March 31, 2015, based upon the financial covenants, as amended, we had the capacity to borrow up to approximately $68.7 million of additional debt under our Credit Facility. See Note 6 to the financial statements contained in this report for further discussion on our debt covenants. We were in compliance with all covenants, as amended, at March 31, 2015 and expect continued compliance for the foreseeable future.
We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances and additional short- and long-term borrowing capacity for the next 12 months. We expect cash generated from operations to improve throughout the remainder of 2015 due to anticipated increased profitability, improved working capital management initiatives and additional cash flows generated from businesses acquired in 2011, 2012 and 2013.

Disclosure of Contractual Obligations and Commercial Commitments
There were no material changes in contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. See Note 9 to the consolidated financial statements contained in this report for further discussion regarding our commitments and contingencies.

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
Interest Rate Risk
The fair value of our cash and short-term investment portfolio at March 31, 2015 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at March 31, 2015 was variable rate debt. We partially mitigate interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt.
At March 31, 2015, the estimated fair value of our long-term debt was approximately $373.7 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at March 31, 2015 would result in a $2.3 million increase in interest expense.
Foreign Exchange Risk
We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At March 31, 2015, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $9.3 million impact to our equity through accumulated other comprehensive income (loss).
In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At March 31, 2015, there were no material foreign currency hedge instruments outstanding. See Note 12 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.
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

Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2015. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in certain actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such actions, individually and in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors
There have been no material changes to the risk factors described in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2015 (1)	89,844	$15.72	—	$—
February 2015 (1) (2)	24,053	16.65	—	20,000,000
March 2015 (1) (2)	323,772	17.94	320,000	14,256,104
Total	437,669	$17.42	320,000	—
_________________________________

(1)
In connection with approval of our Credit Facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with “net, net” exercises of employee stock options and/or the vesting of restricted stock or deferred stock units issued to employees and directors. For the quarter ended March 31, 2015, 88,834 shares were surrendered in connection with stock swap transactions and 28,835 shares were surrendered in connection with restricted stock and deferred stock units transactions. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock or deferred stock units vested or the stock option was exercised. Once a repurchase is complete, we promptly retire the shares.

(2)
In February 2015, our board of directors authorized the open market repurchase of up to $20.0 million of our common stock to be made during 2015. This amount constituted the maximum open market repurchases currently authorized in any calendar year under the terms of our Credit Facility. Once a repurchase is complete, we promptly retire the shares.

Item 6. Exhibits
The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: May 1, 2015	/s/ David A. Martin
David A. Martin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS
These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

10.1	Form of Director Deferred Stock Unit Agreement (for Non-Employee Directors), filed herewith.(1)

31.1	Certification of Charles R. Gordon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Charles R. Gordon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed”.

(1)	Management contract or compensatory plan, contract or arrangement.