Form 10-Q
period 2015-06-30
Aegion Corp
filed 2015-07-30
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 36,238,211 shares of common stock, $.01 par value per share, outstanding at July 24, 2015.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$337,096	$322,868	$646,262	$629,102
Cost of revenues	265,043	250,950	515,019	496,121
Gross profit	72,053	71,918	131,243	132,981
Operating expenses	57,326	50,760	106,410	102,689
Acquisition-related expenses	—	539	323	539
Restructuring charges	204	—	862	—
Operating income	14,523	20,619	23,648	29,753
Other income (expense):
Interest expense	(2,989)	(3,320)	(6,221)	(6,435)
Interest income	78	125	204	377
Other	778	(687)	(2,001)	(1,463)
Total other expense	(2,133)	(3,882)	(8,018)	(7,521)
Income before taxes on income	12,390	16,737	15,630	22,232
Taxes on income	3,542	3,961	5,410	5,573
Income before equity in earnings of affiliated companies	8,848	12,776	10,220	16,659
Equity in earnings of affiliated companies	—	—	—	677
Income from continuing operations	8,848	12,776	10,220	17,336
Loss from discontinued operations	—	(364)	—	(496)
Net income	8,848	12,412	10,220	16,840
Non-controlling interests	(164)	(26)	(177)	(57)
Net income attributable to Aegion Corporation	$8,684	$12,386	$10,043	$16,783

Earnings per share attributable to Aegion Corporation:
Basic:
Income from continuing operations	$0.24	$0.34	$0.27	$0.46
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.24	$0.33	$0.27	$0.45
Diluted:
Income from continuing operations	$0.24	$0.33	$0.27	$0.45
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.24	$0.32	$0.27	$0.44

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$8,848	$12,412	$10,220	$16,840
Other comprehensive income (loss):
Currency translation adjustments	(2,379)	1,864	(18,475)	(780)
Pension activity, net of tax (1)	(25)	5	(4)	5
Deferred gain (loss) on hedging activity, net of tax (2)	(25)	78	384	188
Total comprehensive income (loss)	6,419	14,359	(7,875)	16,253
Add: comprehensive income (loss) attributable to non-controlling interests	497	(221)	1,491	(23)
Comprehensive income (loss) attributable to Aegion Corporation	$6,916	$14,138	$(6,384)	$16,230
__________________________

(1)	Amounts presented net of tax of $(6) and $1 for the quarters ended June 30, 2015 and 2014, respectively, and $(1) and $1 for the six months ended June 30, 2015 and 2014, respectively.

(2)	Amounts presented net of tax of $(14) and $51 for the quarters ended June 30, 2015 and 2014, respectively, and $256 and $124 for the six months ended June 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$173,072	$174,965
Restricted cash	3,175	2,075
Receivables, net of allowances of $18,484 and $19,307, respectively	216,490	227,481
Retainage	36,592	38,318
Costs and estimated earnings in excess of billings	103,384	94,045
Inventories	56,974	59,192
Prepaid expenses and other current assets	40,643	42,046
Total current assets	630,330	638,122
Property, plant & equipment, less accumulated depreciation	162,592	168,213
Other assets
Goodwill	294,492	293,023
Identified intangible assets, less accumulated amortization	180,482	182,273
Deferred income tax assets	3,029	3,334
Other assets	9,913	10,708
Total other assets	487,916	489,338
Total Assets	$1,280,838	$1,295,673

Liabilities and Equity
Current liabilities
Accounts payable	$90,380	$83,285
Accrued expenses	105,912	111,617
Billings in excess of costs and estimated earnings	63,406	43,022
Current maturities of long-term debt and line of credit	26,399	26,399
Total current liabilities	286,097	264,323
Long-term debt, less current maturities	336,812	351,076
Deferred income tax liabilities	24,287	22,913
Other non-current liabilities	12,655	12,276
Total liabilities	659,851	650,588

(See Commitments and Contingencies: Note 9)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 36,227,841 and 37,360,515, respectively	362	374
Additional paid-in capital	201,078	217,289
Retained earnings	443,684	433,641
Accumulated other comprehensive loss	(41,450)	(24,669)
Total stockholders’ equity	603,674	626,635
Non-controlling interests	17,313	18,450
Total equity	620,987	645,085
Total Liabilities and Equity	$1,280,838	$1,295,673

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE, December 31, 2013	37,983,114	$380	$236,128	$470,808	$2,052	$17,553	$726,921
Net income	—	—	—	16,783	—	57	16,840
Issuance of common stock upon stock option exercises	322,173	3	5,028	—	—	—	5,031
Restricted shares issued	222,944	2	—	—	—	—	2
Issuance of shares pursuant to restricted stock units	15,277	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	30,594	—	—	—	—	—	—
Forfeitures of restricted shares	(59,632)	(1)	—	—	—	—	(1)
Shares repurchased and retired	(882,840)	(8)	(20,653)	—	—	—	(20,661)
Equity-based compensation expense	—	—	3,120	—	—	—	3,120
Purchase of non-controlling interests	—	—	(909)	—	—	292	(617)
Currency translation adjustment and derivative transactions, net	—	—	—	—	(553)	(34)	(587)
BALANCE, June 30, 2014	37,631,630	$376	$222,714	$487,591	$1,499	$17,868	$730,048

BALANCE, December 31, 2014	37,360,515	$374	$217,289	$433,641	$(24,669)	$18,450	$645,085
Net income	—	—	—	10,043	—	177	10,220
Issuance of common stock upon stock option exercises	100,191	1	1,120	—	—	—	1,121
Issuance of shares pursuant to restricted stock units	10,856	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	12,819	—	—	—	—	—	—
Forfeitures of restricted shares	(45,207)	—	—	—	—	—	—
Shares repurchased and retired	(1,211,333)	(13)	(21,913)	—	—	—	(21,926)
Equity-based compensation expense	—	—	4,582	—	—		4,582
Currency translation adjustment and derivative transactions, net	—	—	—	—	(16,781)	(1,314)	(18,095)
BALANCE, June 30, 2015	36,227,841	$362	$201,078	$443,684	$(41,450)	$17,313	$620,987

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$10,220	$16,840
Loss from discontinued operations	—	496
	10,220	17,336
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	21,097	21,894
Gain on sale of fixed assets	(970)	(8)
Equity-based compensation expense	4,582	3,120
Deferred income taxes	2,001	(434)
Equity in earnings of affiliated companies	—	(677)
Non-cash restructuring charges	1,212	—
Loss on sale of Video Injection - Insituform SAS	2,864	—
Loss on sale of interests in Bayou Coating, L.L.C.	—	472
Loss on foreign currency transactions	424	134
Other	(1,391)	2,243
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash related to operating activities	(1,128)	(92)
Return on equity of affiliated companies	—	684
Receivables net, retainage and costs and estimated earnings in excess of billings	(6,410)	(26,771)
Inventories	1,377	(1,605)
Prepaid expenses and other assets	(221)	(345)
Accounts payable and accrued expenses	3,702	(765)
Billings in excess of costs and estimated earnings	21,021	2,855
Other operating	49	984
Net cash provided by operating activities of continuing operations	58,429	19,025
Net cash used in operating activities of discontinued operations	—	(90)
Net cash provided by operating activities	58,429	18,935

Cash flows from investing activities:
Capital expenditures	(12,087)	(13,784)
Proceeds from sale of fixed assets	1,186	829
Patent expenditures	(1,576)	(1,730)
Purchase of Schultz Mechanical Contractors, Inc.	(6,878)	—
Proceeds from sale of interests in Bayou Coating, L.L.C.	—	9,065
Fyfe Asia final working capital settlements, net	(5)	—
Net cash used in investing activities of continuing operations	(19,360)	(5,620)
Net cash provided by investing activities of discontinued operations	—	90
Net cash used in investing activities	(19,360)	(5,530)

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises, including tax effects	1,299	5,013
Repurchase of common stock	(21,926)	(20,661)
Purchase of non-controlling interest	—	(617)
Proceeds on notes payable	1,505	—
Principal payments on notes payable	(1,875)	—
Proceeds from line of credit	26,000	—
Principal payments on long-term debt	(39,593)	(8,915)
Net cash used in financing activities	(34,590)	(25,180)
Effect of exchange rate changes on cash	(6,372)	(124)
Net decrease in cash and cash equivalents for the period	(1,893)	(11,899)
Cash and cash equivalents, beginning of year	174,965	158,045
Cash and cash equivalents, end of period	$173,072	$146,146
The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    GENERAL
The accompanying unaudited consolidated financial statements of Aegion Corporation and its subsidiaries (collectively, “Aegion” or the “Company”) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All significant intercompany related accounts and transactions have been eliminated in consolidation.
The consolidated balance sheet as of December 31, 2014, which is derived from the audited consolidated financial statements, and the interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015.

Acquisitions/Strategic Initiatives/Divestitures
Infrastructure Solutions Segment
On October 6, 2014, the Company’s board of directors approved a realignment and restructuring plan (the “2014 Restructuring”) which included the decision to exit Insituform’s contracting markets in France, Switzerland, India, Hong Kong, Malaysia and Singapore (see Note 3). This decision was made taking into account market size, bid table consistency, supportive governmental bid process, length of cash collection cycles and operating results in each country. The contracting operations in Switzerland and France were sold in December 2014 and February 2015, respectively, as described in more detail below. Activities with respect to Insituform’s contracting operations in Hong Kong, Malaysia and Singapore are substantially complete and expected to be concluded by the end of the third quarter of 2015. Activities with respect to contracting operations in India are expected to be concluded by the end of 2015.
In December 2014, and in connection with the 2014 Restructuring, the Company sold its wholly-owned subsidiary, Ka-te Insituform AG (“Ka-te”), the Company’s Swiss contracting operation, to Marco Daetwyler Gruppe AG, a Swiss company. In connection with the sale, the Company entered into a five-year tube supply agreement whereby Ka-te will source liners from Insituform Linings Ltd., the Company’s European manufacturing operation (“Insituform Linings”). Ka-te will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period.
In February 2015, and in connection with the 2014 Restructuring, the Company sold its wholly-owned subsidiary, Video Injection - Insituform SAS (“VII”), the Company’s French cured-in-place pipe (“CIPP”) contracting operation, to certain employees of VII. In connection with the sale, the Company entered into a five-year exclusive tube supply agreement whereby VII will source liners from Insituform Linings. VII will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period.
Corrosion Protection Segment
In July 2015, the Company paid $0.7 million to the sellers of CRTS, Inc. (“CRTS”) related to contingent consideration achieved during the year ended December 31, 2013. This amount was fully accrued as of June 30, 2015 and December 31, 2014. Also, in June 2015, the Company finalized the settlement of escrow claims made pursuant to the CRTS purchase agreement. As a result of the settlement, in July 2015 the Company received proceeds of approximately $1.0 million, of which $0.2 million was recorded as an offset to operating expenses and the remaining $0.8 million was recorded to other income (expense) in the Consolidated Statement of Operations for the quarter and six months ended June 30, 2015.
As part of the 2014 Restructuring, the Company made the decision to shutter two older and redundant fusion bonded epoxy coating plants and terminate certain land leases at The Bayou Companies, LLC’s (“Bayou”) Louisiana facility. The actions taken to restructure Bayou’s Louisiana operation are expected to allow Bayou to cost effectively meet market demand for both onshore and offshore projects by optimizing pipe coating activities and reducing fixed costs. The repositioning of Bayou’s Louisiana facility will also include additional capital investments in the remaining coating facilities over the next two to three years to augment Bayou’s competitive position.

Prior to March 2014, the Company owned a 49% interest in Bayou Coating, L.L.C (“Bayou Coating”). On March 31, 2014, the Company sold its forty-nine percent (49%) interest in Bayou Coating to Stupp Brothers Inc. (“Stupp”), the holder of a fifty-one percent (51%) interest in Bayou Coating. Stupp purchased the interest by exercising an existing option to acquire the Company’s interest in Bayou Coating at a purchase price equal to $9.1 million, which represented forty-nine percent (49%) of the book value of Bayou Coating as of December 31, 2013. Such book value was determined on the basis of Bayou Coating’s federal information tax return for 2013 and approximated the Company’s book value of its investment in Bayou Coating as of December 31, 2013. During the first quarter of 2014, the difference between the Company’s recorded gross equity in earnings of affiliated companies of approximately $1.2 million and the final equity distribution settlement of $0.7 million resulted in a loss of approximately $0.5 million that is recorded in other income (expense) on the consolidated statement of operations.
Prior to March 2014, the Company held a fifty-nine (59%) equity interest in Delta Double Jointing, LLC (“Bayou Delta”) through which the Company offered pipe jointing and other services for the steel-coated pipe industry. The remaining forty-one percent (41%) was held by Bayou Coating. On March 31, 2014, the Company acquired this forty-one percent (41%) interest from Bayou Coating by exercising an existing option at a purchase price equal to $0.6 million.
Energy Services Segment
On March 1, 2015, the Company acquired all of the equity interests of Schultz Mechanical Contractors, Inc. (“Schultz”), a California corporation, for a total purchase price of $7.9 million. Schultz primarily services customers in California and Arizona and is a provider of piping installations, concrete construction, and excavation and trenching services. Schultz is part of the Company’s Energy Services reportable segment.
Purchase Price Accounting
The Company accounts for its acquisitions in accordance with FASB ASC 805, Business Combinations. The Company records definite-lived intangible assets at their determined fair value related to customer relationships, backlog, trade names, trademarks, patents and other acquired technologies. Acquisitions generally result in goodwill related to, among other things, synergies, acquired workforce, growth opportunities and market potential. The goodwill and definite-lived intangible assets associated with the Schultz acquisition are deductible for tax purposes. During the second quarter of 2015, the Company finalized its accounting for Schultz.
The Schultz acquisition made the following contribution to the Company’s revenues and profits (in thousands):

	Quarter Ended June 30, 2015	Six Months Ended June 30, 2015
Revenues	$3,970	$4,487
Net loss	(19)	(26)
The following unaudited pro forma summary presents combined information of the Company as if the Schultz acquisition had occurred at the beginning of the year preceding its acquisition (in thousands):

	Quarter Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues	$325,326	$633,395
Net income (1)	12,695	17,128
_____________________

(1)	Includes pro-forma adjustments for purchase price depreciation and amortization as if those intangibles were recorded at the beginning of the year preceding the acquisition date.
Total cash consideration recorded to acquire Schultz was $6.9 million, which was funded by the Company’s cash reserves. The cash consideration included the purchase price paid at closing of $7.1 million less working capital adjustments of $0.2 million. The total purchase price was $7.9 million, which represented the cash consideration of $6.9 million plus $1.0 million of deferred contingent consideration.

The following table summarizes the fair value of identified assets and liabilities of the Schultz acquisition at its acquisition date (in thousands):

Receivables and cost and estimated earnings in excess of billings	$1,100
Prepaid expenses and other current assets	19
Property, plant and equipment	162
Identified intangible assets	3,060
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(461)
Total identifiable net assets	$3,880

Total consideration recorded	$7,878
Less: total identifiable net assets	3,880
Goodwill at June 30, 2015	$3,998

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
Foreign Currency Translation
For the Company’s international subsidiaries, the local currency is generally the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates. The cumulative translation adjustment resulting from changes in exchange rates are included in the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss) in total stockholders’ equity. Net foreign exchange transaction gains (losses) are included in other income (expense) in the Consolidated Statements of Operations. Due to the strengthening of the U.S. dollar, there was a substantial decrease with respect to certain functional currencies and their relation to the U.S. dollar during 2014 and the first six months of 2015, most notably the Canadian dollar, British pound and euro.
The Company’s accumulated other comprehensive income is comprised of three main components: (i) currency translation; (ii) derivatives; and (iii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom.
As of June 30, 2015 and 2014, the Company had accumulated comprehensive income (loss) of $(41.9) million and $2.5 million, respectively, related to currency translation adjustments, $(0.1) million and $(0.8) million, respectively, related to derivative transactions and $0.5 million and $(0.2) million, respectively, related to pension activity in accumulated other comprehensive income.
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
Investments in entities in which the Company does not have control or is not the primary beneficiary of a variable interest entity, and for which the Company has 20% to 50% ownership or has the ability to exert significant influence, are accounted for by the equity method. At June 30, 2015 and December 31, 2014, the investment in affiliated companies on the Company’s consolidated balance sheets was zero.
Net income presented below for the six months ended June 30, 2014 includes Bayou Coating’s previously held forty-one percent (41%) interest in Bayou Delta, which is eliminated for purposes of determining the Company’s equity in earnings of affiliated companies because Bayou Delta was consolidated in the Company’s financial statements as a result of its additional ownership through another Company subsidiary.
The Company’s equity in earnings of affiliated companies for all periods presented below includes acquisition-related depreciation and amortization expense and is net of income taxes associated with these earnings. Financial data for the investment in affiliated companies for the six months ended June 30, 2014 is summarized in the following table (in thousands):

Six Months Ended
Income statement data (1)	June 30, 2014
Revenue	$9,088
Gross profit	3,489
Net income	2,413
Equity in earnings of affiliated companies	677
__________________________

(1)	Includes the results of Bayou Coating through the date of its sale, March 31, 2014.
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

Based on its evaluation of the above factors and judgments, as of June 30, 2015, the Company consolidated any VIEs in which it was the primary beneficiary.
Financial data for consolidated variable interest entities are summarized in the following table (in thousands):

Balance sheet data	June 30, 2015	December 31, 2014
Current assets	$52,709	$57,046
Non-current assets	41,125	43,165
Current liabilities	19,563	22,525
Non-current liabilities	35,236	36,155

	Six Months Ended June 30,
Income statement data	2015	2014
Revenue	$18,295	$35,482
Gross profit	1,475	4,475
Net loss	(767)	(341)
Newly Issued Accounting Pronouncements
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
In August 2014, the FASB issued guidance that requires management to assess the Company’s ability to continue as a going concern and to provide related disclosures in certain circumstances. The standard is effective for public companies for annual periods beginning after December 15, 2016 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s presentation of its consolidated financial statements.
In May 2014, the FASB issued guidance that supersedes revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets. Under the new guidance, entities are required to recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. This new guidance is effective retroactively in fiscal years beginning after December 15, 2017. The Company is currently evaluating the effect the guidance will have on its financial condition and results of operations.

3.    RESTRUCTURING
On October 6, 2014, the Company’s board of directors approved the 2014 Restructuring to improve gross margins and profitability over the long term by exiting low-return businesses and reducing the size and cost of the Company’s overhead structure.
The 2014 Restructuring included exiting certain unprofitable international locations for the Company’s Insituform business, consolidating the Company’s worldwide Fyfe/Fibrwrap business with the Company’s global Insituform business into the Infrastructure Solutions platform and shutting down certain idle facilities in the Company’s Bayou Louisiana coatings operation.
As of June 30, 2015, significant progress had been made against all of the aforementioned objectives. Headcount reductions to date total 85, of which 54 occurred in the first six months of 2015. The Company expects minimal additional headcount reductions to occur throughout the remainder of 2015 as the Company substantially completes its 2014 Restructuring.
In December 2014, and in connection with the 2014 Restructuring, the Company sold its wholly-owned subsidiary, Ka-te, the Company’s Swiss contracting operation, to Marco Daetwyler Gruppe AG, a Swiss company. In connection with the sale, the Company entered into a five-year tube supply agreement whereby Ka-te will source liners from Insituform Lining. Ka-te will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period.
In February 2015, and in connection with the 2014 Restructuring, the Company sold its wholly-owned subsidiary, VII, the Company’s French CIPP contracting operation, to certain employees of VII. In connection with the sale, the Company entered into a five-year exclusive tube supply agreement whereby VII will source liners from Insituform Lining. VII will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period.
During the quarter and six-month period ended June 30, 2015, the Company recorded pre-tax expense related to the 2014 Restructuring as follows (in thousands):

	Quarter Ended June 30, 2015	Six Months Ended June 30, 2015
Severance and benefit related costs	$178	$694
Lease termination costs	26	168
Allowances for doubtful accounts	2,290	1,291
Currency translation	411	820
Other restructuring costs (1)	2,789	6,259
Total pre-tax restructuring charges (2)	$5,694	$9,232
__________________________

(1)	Includes charges related to the write-off of certain other assets, including the loss on the CIPP contracting operation in France, professional fees and certain other restructuring charges.

(2)	All charges for the quarter and six-month period ended June 30, 2015 relate to the Infrastructure Solutions reportable segment.
Restructuring costs related to severance, other termination benefit costs and early lease termination costs for the quarter and six-month period ended June 30, 2015 were $0.2 million and $0.9 million, respectively, and are reported on a separate line in the Consolidated Statements of Operations in accordance with FASB ASC 420, Exit or Disposal Cost Obligations.

The following tables summarize all restructuring charges recognized in the quarter and six-month period ended June 30, 2015 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

	Quarter Ended June 30, 2015			Six Months Ended June 30, 2015
	Other Non-Cash Restructuring Charges	Cash Restructuring Charges (Reversals)(1)	Total	Other Non-Cash Restructuring Charges (Reversals)	Cash Restructuring Charges (Reversals)(1)	Total
Cost of revenues	$35	$933	$968	$(132)	$1,114	$982
Operating expenses	2,290	2,210	4,500	1,270	3,362	4,632
Restructuring charges	—	204	204	—	862	862
Other expense	246	(224)	22	2,938	(182)	2,756
Total pre-tax restructuring charges (2)	$2,571	$3,123	$5,694	$4,076	$5,156	$9,232
__________________________

(1)	Cash charges consist of charges incurred during the period that will be settled in cash, either during the current period or future periods.

(2)	All charges for the quarter and six-month period ended June 30, 2015 relate to the Infrastructure Solutions reportable segment.
Total pre-tax restructuring charges to date were $58.7 million ($43.8 million post-tax) and consisted of non-cash charges totaling $47.9 million and cash charges totaling $10.8 million. The non-cash charges of $47.9 million included $22.2 million related to the impairment of certain long-lived assets and definite-lived intangible assets for Bayou’s coatings operation in Louisiana, which is reported in the Corrosion Protection reportable segment, and $25.7 million related to inventory obsolescence, impairment of definite-lived intangible assets, allowances for doubtful accounts receivable, currency translation adjustments, write-off of certain other current assets and long-lived assets as well as a legal accrual related to disputed work performed by our European and Asia-Pacific operations, which are reported in the Infrastructure Solutions reportable segment. The cash charges of $10.8 million included employee severance, retention, extension of benefits, employment assistance programs, early lease termination costs and other costs associated with the restructuring of Insituform’s European and Asia-Pacific operations and Fyfe’s worldwide business.
Estimated remaining cash costs to be incurred in 2015 for the 2014 Restructuring are approximately $2.0 million related to severance and benefits costs and other restructuring costs.
The following table summarizes the 2014 Restructuring activity during the first six months of 2015 (in thousands):

				Utilized
	Reserves at December 31, 2014	Charge to Income	Foreign Currency Translation	Cash(1)	Non-Cash	Reserves at June 30, 2015
Severance and benefit related costs	$466	$694	$(3)	$975	$—	$182
Lease termination expenses	—	168	(2)	166	—	—
Allowances for doubtful accounts	11,464	1,291	(72)	—	2,785	9,898
Currency translation	—	820	—	—	820	—
Other restructuring costs	2,496	6,259	(70)	3,541	2,032	3,112
Total pre-tax restructuring charges	$14,426	$9,232	$(147)	$4,682	$5,637	$13,192
__________________________

(1)	Refers to cash utilized to settle charges, either those reserved at December 31, 2014 or charged to income during the current period.

4.    SHARE INFORMATION
Earnings per share have been calculated using the following share information:

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average number of common shares used for basic EPS	36,468,374	37,893,170	36,886,777	37,928,548
Effect of dilutive stock options and restricted and deferred stock unit awards	314,797	357,028	266,394	378,099
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	36,783,171	38,250,198	37,153,171	38,306,647
The Company excluded 164,014 and 200,725 stock options for the quarters ended June 30, 2015 and 2014, respectively, and 286,251 and 200,725 stock options for the six-month periods ended June 30, 2015 and 2014, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

5.    GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill and identified intangible assets consist of the following:
Goodwill

(in thousands)
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Beginning balance at January 1, 2015	$177,275	$39,500	$76,248	$293,023
Additions to goodwill through acquisitions (1)	—	—	3,998	3,998
Foreign currency translation	(1,800)	(729)	—	(2,529)
Balance at June 30, 2015	$175,475	$38,771	$80,246	$294,492
__________________________

(1)
During the first and second quarters of 2015, the Company recorded goodwill of $3.6 million and $0.4 million, respectively, related to the acquisition of Schultz Mechanical Contractors, Inc. (see Note 1).

Identified Intangible Assets

(in thousands)		June 30, 2015			December 31, 2014
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	5	$3,902	$(3,203)	$699	$3,908	$(3,131)	$777
Backlog	0	4,720	(4,720)	—	4,731	(4,731)	—
Leases	12	2,067	(692)	1,375	2,067	(623)	1,444
Trademarks (1)	15	22,509	(5,728)	16,781	21,722	(5,199)	16,523
Non-competes (1)	3	1,210	(890)	320	1,140	(839)	301
Customer relationships (1)	13	165,288	(37,015)	128,273	163,386	(32,196)	131,190
Patents and acquired technology	15	55,579	(22,545)	33,034	54,090	(22,052)	32,038
		$255,275	$(74,793)	$180,482	$251,044	$(68,771)	$182,273
__________________________

(1)
During the first quarter of 2015, the Company recorded customer relationships, trademarks and non-competes of $2.3 million, $0.7 million and $0.1 million, respectively, related to the acquisition of Schultz Mechanical Contractors, Inc. (see Note 1).

Amortization expense was $3.2 million and $3.6 million for the quarters ended June 30, 2015 and 2014, respectively, and $6.4 million and $7.0 million for the six-month periods ended June 30, 2015 and 2014, respectively. Estimated amortization expense by year is as follows (in thousands):

2015	$13,002
2016	13,239
2017	13,244
2018	13,076
2019	12,933

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
Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable one month LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of June 30, 2015 was approximately 2.14%.
The Company’s indebtedness at June 30, 2015 consisted of $279.8 million outstanding from the $350.0 million term loan under the Credit Facility and $71.5 million on the line of credit under the Credit Facility. Additionally, the Company designated $11.8 million of debt held by its joint venture partners (representing funds loaned by its joint venture partners) as third-party debt in the consolidated financial statements and held $0.1 million of third-party notes and bank debt at June 30, 2015.

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
As of June 30, 2015, the Company had $27.0 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $10.2 million was collateral for the benefit of certain of our insurance carriers and $16.8 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
The Company’s indebtedness at December 31, 2014 consisted of $319.4 million outstanding from the term loan under the Credit Facility and $45.5 million on the line of credit under the Credit Facility. Additionally, the Company designated $12.4 million of debt held by its joint ventures (representing funds loaned by its joint venture partners) as third-party debt in the consolidated financial statements and held $0.1 million of third-party notes and bank debt at December 31, 2014.
At June 30, 2015 and December 31, 2014, the estimated fair value of the Company’s long-term debt was approximately $363.2 million and $377.0 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 12.
In July 2013, the Company entered into an interest rate swap agreement for a notional amount of $175.0 million that is set to expire in July 2016. The notional amount of this swap mirrors the amortization of a $175.0 million portion of the Company’s $350.0 million term loan drawn from the Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same notional amount. The annualized borrowing rate of the swap at June 30, 2015 was approximately 2.23%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of the Company’s term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge.
The Credit Facility is subject to certain financial covenants including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. On October 6, 2014, the Company amended the Credit Facility’s defined terms for income and fixed charges to allow for the add-back of certain cash and non-cash charges related to the 2014 Restructuring when calculating the Company’s compliance with the consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to specifically defined terms and methods of calculation set forth in the Credit Facility’s credit agreement, as amended, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•
Consolidated financial leverage ratio compares consolidated funded indebtedness to Credit Facility defined income. The maximum amount decreased, as scheduled, to not more than 3.25 to 1.00 effective with the quarter ended June 30, 2015. At June 30, 2015, the Company’s consolidated financial leverage ratio was 2.96 to 1.00, and using the Credit Facility defined income, the Company had the capacity to borrow up to approximately $35.1 million of additional debt.

•
Consolidated fixed charge coverage ratio compares Credit Facility defined income to Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At June 30, 2015, the Company’s fixed charge ratio was 1.31 to 1.00.

At June 30, 2015, the Company was in compliance with all of its debt and financial covenants as required under the Credit Facility.

7.    STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION
Share Repurchase Plan
In February 2015, the Company’s board of directors authorized the open market repurchase of up to $20.0 million of the Company’s common stock during 2015. Once a repurchase is complete, the Company promptly retires the shares. The Company is also authorized to utilize up to $10.0 million in cash to purchase shares of the Company’s common stock in each calendar year in connection with the Company’s equity compensation programs for employees. The participants in the Company’s equity plans may surrender shares of common stock in satisfaction of tax obligations arising from the vesting of restricted stock awards under such plans and in connection with the exercise of stock option awards. The deemed price paid is the closing price of the Company’s common stock on the Nasdaq Global Select Market on the date that the restricted stock vests or the shares of the Company’s common stock are surrendered in exchange for stock option exercises. The option holder may elect a “net, net” exercise in connection with the exercise of employee stock options such that the option holder receives a number of shares equal to (1) the built-in gain in the option shares divided by the market price of the Company’s common stock on the date of exercise, less (2) a number of shares equal to the taxes due upon the exercise of the option divided by the market price of the Company’s common stock on the date of exercise. The shares of Company common stock surrendered to the Company for taxes due on the exercise of the option are deemed repurchased by the Company.
During the six months ended June 30, 2015, the Company acquired 1,091,122 shares of the Company’s common stock for $20.0 million ($18.33 average price per share) through the open market repurchase program discussed above and 31,377 shares of the Company’s common stock for $0.5 million ($16.96 average price per share) in connection with the satisfaction of tax obligations from the vesting of restricted stock and the exercise of stock options. In addition, during the six months ended June 30, 2015, the Company acquired 88,834 shares of the Company’s common stock in connection with “net, net” exercises of employee stock options for a gross value of $1.4 million ($0.1 million in cash value). Once repurchased, the Company immediately retired all such shares.
Equity-Based Compensation Plans
At June 30, 2015, the Company had two active equity-based compensation plans under which awards may be made, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. The Company’s 2013 Employee Equity Incentive Plan (the “2013 Employee Plan”) has 2,895,000 shares of the Company’s common stock reserved for issuance and, at June 30, 2015, 1,019,009 shares of common stock were available for issuance. The Company’s 2011 Non-Employee Director Equity Incentive Plan (“2011 Director Plan”) has 250,000 shares of the Company’s common stock registered for issuance and, at June 30, 2015, 72,654 shares of common stock were available for issuance.
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
The following table summarizes all stock award activity during the six months ended June 30, 2015:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2015	767,540	$21.93
Restricted shares awarded	—	—
Restricted stock units awarded	691,781	17.25
Restricted shares distributed	(87,600)	19.07
Restricted stock units distributed	(10,856)	19.17
Restricted shares forfeited	(45,207)	23.64
Restricted stock units forfeited	(27,950)	20.06
Outstanding at June 30, 2015	1,287,708	$19.62
Expense associated with stock awards was $2.0 million and $1.0 million for the quarters ended June 30, 2015 and 2014, respectively, and $3.5 million and $1.9 million for the six-month periods ended June 30, 2015 and 2014, respectively. Unrecognized pre-tax expense of $18.2 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.25 years for awards outstanding at June 30, 2015.
Deferred Stock Unit Awards
Deferred stock units are generally awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and are generally fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.

The following table summarizes all deferred stock unit activity during the six months ended June 30, 2015:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2015	221,471	$20.10
Awarded	51,199	18.61
Distributed	(12,819)	19.89
Outstanding at June 30, 2015	259,851	$19.81
Expense associated with awards of deferred stock units for the quarters and six months ended June 30, 2015 and 2014 was $0.9 million and $0.8 million, respectively.
Stock Options
Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.
The following table summarizes all stock option activity during the six months ended June 30, 2015:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2015	503,134	$18.18
Granted	—	—
Exercised	(100,191)	12.97
Canceled/Expired	(5,546)	24.21
Outstanding at June 30, 2015	397,397	$19.41
Exercisable at June 30, 2015	392,338	$19.44
Expense associated with stock option grants was $0.0 million and $0.1 million in the quarters ended June 30, 2015 and 2014, respectively, and $0.1 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively. Unrecognized pre-tax expense related to stock option grants was immaterial and expected to be recognized over the weighted average remaining contractual term of 1.09 years for awards outstanding at June 30, 2015.
Financial data for stock option exercises are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2015	2014
Amount collected from stock option exercises	$1,299	$7,645
Total intrinsic value of stock option exercises	273	3,088
Tax shortfall (benefit) of stock option exercises recorded in additional paid-in-capital	100	(459)
Aggregate intrinsic value of outstanding stock options	744	3,452
Aggregate intrinsic value of exercisable stock options	738	3,113
The intrinsic value calculations are based on the Company’s closing stock price of $18.94 and $23.27 on June 30, 2015 and 2014, respectively.

The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term. There were no stock options awarded during the six-month period ended June 30, 2015. The fair value of stock options awarded during the six-month period ended June 30, 2014 was estimated at the date of grant based on the assumptions presented in the table below:

Six Months Ended June 30, 2014
Grant-date fair value	$11.27
Volatility	41.6%
Expected term (years)	7.0
Dividend yield	—%
Risk-free rate	2.3%

8.    TAXES ON INCOME
The effective tax rate in the quarter and six-month period ended June 30, 2015 was unfavorably impacted by a relatively small income tax benefit recorded on pre-tax charges related to the 2014 Restructuring and the impact of discrete tax items that were related to non-deductible restructuring charges.
The Company’s effective tax rate for continuing operations was 28.6% and 23.7% in the quarters ended June 30, 2015 and 2014, respectively, and 34.6% and 25.1% in the six-month periods ended June 30, 2015 and 2014, respectively. In addition to the items noted in the preceding paragraph, the high effective tax rate on pre-tax income for the quarter and six-month period ended June 30, 2015 was also negatively influenced by recording no tax benefit on losses in jurisdictions where valuation allowances were recorded against deferred tax assets.

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
Contingencies
In connection with the Brinderson acquisition, certain pre-acquisition matters were identified during 2014 whereby a loss is both probable and reasonably estimable. The Company identified the range of possible loss from zero to $24 million. The Company establishes liabilities in accordance with FASB ASC Subtopic No. 450-20, Contingencies – Loss Contingencies, and accordingly, recorded a $14.5 million accrual for such matters in the second quarter of 2014 as part of its purchase price accounting for Brinderson. During the second quarter of 2015, the Company reached a preliminary settlement on one of the outstanding matters. As a result, the Company lowered its accrual for such matter by $0.4 million, which resulted in an offset to operating expense in the Consolidated Statement of Operations. The remaining accrual of $14.1 million as of June 30, 2015 represents the Company’s reasonable estimate of probable loss related to certain pre-acquisition matters for Brinderson. The Company believes it has meritorious defenses against certain of these remaining matters.
Purchase Commitments
The Company had no material purchase commitments at June 30, 2015.
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

The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at June 30, 2015 on its consolidated balance sheet.

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
Financial information by segment was as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Infrastructure Solutions	$149,091	$147,260	$271,564	$269,584
Corrosion Protection	106,022	102,923	207,765	210,931
Energy Services	81,983	72,685	166,933	148,587
Total revenues	$337,096	$322,868	$646,262	$629,102

Gross profit:
Infrastructure Solutions (1)	$39,031	$35,951	$67,646	$61,505
Corrosion Protection	21,887	25,034	42,716	49,175
Energy Services	11,135	10,933	20,881	22,301
Total gross profit	$72,053	$71,918	$131,243	$132,981

Operating income:
Infrastructure Solutions (2)	$12,115	$12,876	$19,447	$14,334
Corrosion Protection	936	5,277	1,436	8,968
Energy Services	1,472	2,466	2,765	6,451
Total operating income	$14,523	$20,619	$23,648	$29,753
_______________________

(1)	Includes charges of $1.0 million and $1.1 million in the quarter and six months ended June 30, 2015, respectively, related to the 2014 Restructuring (see Note 3).

(2)	Includes charges of $5.7 million and $6.5 million in the quarter and six months ended June 30, 2015, respectively, related to the 2014 Restructuring (see Note 3).

The following table summarizes revenues, gross profit and operating income by geographic region (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues (1):
United States	$252,834	$227,618	$475,975	$438,248
Canada	39,400	42,212	86,052	84,075
Europe	13,646	21,175	27,763	43,791
Other foreign	31,216	31,863	56,472	62,988
Total revenues	$337,096	$322,868	$646,262	$629,102

Gross profit:
United States	$54,639	$50,891	$92,493	$92,284
Canada	8,491	9,934	20,680	18,996
Europe	3,835	4,543	8,060	9,301
Other foreign	5,088	6,550	10,010	12,400
Total gross profit	$72,053	$71,918	$131,243	$132,981

Operating income (loss):
United States	$10,644	$11,693	$7,724	$14,089
Canada	4,836	6,129	13,442	11,552
Europe	469	851	1,940	1,378
Other foreign	(1,426)	1,946	542	2,734
Total operating income	$14,523	$20,619	$23,648	$29,753
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
As of December 31, 2014, the Company finalized the liquidation for the BWW business, and accordingly, had no impact from discontinued operations in the financial results during the first six months of 2015.

12.    DERIVATIVE FINANCIAL INSTRUMENTS
As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, a gain or loss is recorded in the consolidated statements of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During each of the quarters ended June 30, 2015 and 2014, the Company recorded less than $0.1 million as a gain on the consolidated statements of operations in the other income (expense) line item upon settlement of the cash flow hedges. At June 30, 2015, the Company recorded a net deferred gain of $0.7 million related to the cash flow hedges in other current assets and other comprehensive income on the consolidated balance sheets and on the foreign currency translation adjustment and derivative transactions line of the consolidated statements of equity. The Company presents derivative instruments in the consolidated financial statements on a gross basis. The gross and net difference of derivative instruments are considered to be immaterial to the financial position presented in the financial statements.
The Company engages in regular inter-company trade activities and receives royalty payments from its wholly-owned Canadian entities, paid in Canadian dollars, rather than the Company’s functional currency, U.S. dollars. The Company utilizes foreign currency forward exchange contracts to mitigate the currency risk associated with the anticipated future payments from its Canadian entities.
In July 2013, the Company entered into an interest rate swap agreement for a notional amount of $175.0 million that is set to expire in July 2016. The notional amount of this swap mirrors the amortization of a $175.0 million portion of the Company’s $350.0 million term loan drawn from the Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same notional amount. The annualized borrowing rate of the swap at June 30, 2015 was approximately 2.23%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of the Company’s term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and will be accounted for as a cash flow hedge.
The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs as defined below (in thousands):

Designation of Derivatives	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$674	$26
	Total Assets	$674	$26

Interest Rate Swaps	Other non-current liabilities	$737	$729
	Total Liabilities	$737	$729

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$87	$62
	Total Assets	$87	$62

	Total Derivative Assets	$761	$88
	Total Derivative Liabilities	737	729
	Total Net Derivative Asset (Liability)	$24	$(641)
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

The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement at June 30, 2015 and December 31, 2014 (in thousands):

	Total Fair Value at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$761	$—	$761	$—
Total	$761	$—	$761	$—

Liabilities:
Interest Rate Swap	$737	$—	$737	$—
Total	$737	$—	$737	$—

	Total Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$88	$—	$88	$—
Total	$88	$—	$88	$—

Liabilities:
Interest Rate Swap	$729	$—	$729	$—
Total	$729	$—	$729	$—
The following table summarizes the Company’s derivative positions at June 30, 2015:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Canadian Dollar/USD	Sell	$1,326,671	0.1	1.25
Singapore Dollar/USD	Sell	$2,453,418	1.3	1.11
Australian Dollar/USD	Sell	$2,519,436	0.5	0.76
USD/British Pound	Sell	£1,900,000	0.5	1.57
EURO/British Pound	Sell	£8,000,000	0.5	0.71
Interest Rate Swap		$153,125,000	1.1
The Company had no transfers between Level 1, 2 or 3 inputs during the six months ended June 30, 2015. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which are based on Level 2 inputs as previously defined.

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
Our long-term strategy consists of:
Infrastructure Solutions – Aging urban infrastructure will require increasing rehabilitation and maintenance over the long term. While the pace of growth is primarily driven by government funding, the overall market needs result in a long-term stable growth opportunity for Aegion and its market leading brands, Insituform®, Fyfe®and Tyfo®. We will optimize our municipal rehabilitation and commercial infrastructure operations by: (i) focusing on operational excellence; (ii) adding new, innovative technologies and services through licensing or selective acquisitions; (iii) enhancing returns through product manufacturing and increased third-party product sales; and (iv) addressing the need in international markets with alternative business models, including licensing and product sales.
Corrosion Protection – Investment in North America’s pipeline infrastructure is required to transport product from non-conventional oil and gas fields, the Gulf of Mexico deep-water reserves and the oil and gas shale reserves, to end markets in a safe and environmentally correct manner. Corrosion Protection has a broad portfolio of technologies and services to protect pipelines, including cathodic protection, linings and coatings. We provide solutions to customers to enhance the safety, environmental integrity and reliability of their pipelines in the oil and gas market. We will seek to license or acquire new technologies based on the needs of our customers, those of which would benefit from our market-leading presence and distribution channel.
Energy Services – With the continued development of conventional oil and gas reserves, North America will have competitive prices for refinery and petrochemical feedstocks. Energy Services offers a unique value proposition based on its world class safety and labor productivity programs, which allow us to provide cost effective maintenance turnaround and construction services at our customers’ refineries and petrochemical facilities. We expect to expand our market position through organic growth, targeted acquisitions or alliances to bring additional product or service offerings to current customers, broaden our geographic footprint to additional markets, and increase penetration in end-markets such as petro-chemical and natural gas.

Acquisitions/Strategic Initiatives/Divestitures
2014 Restructuring
On October 6, 2014, our board of directors approved a realignment and restructuring plan (the “2014 Restructuring”) to improve gross margins and profitability in the long term by exiting low-return businesses and reducing the size and cost of our overhead structure.
The 2014 Restructuring included exiting certain unprofitable international locations for our Insituform business, consolidating Fyfe/Fibrwrap’s global business with Insituform’s global business into the Infrastructure Solutions platform and shutting down certain idle facilities in our Bayou Louisiana coatings operations within out Corrosion Protection platform.
We expect annual cost savings of approximately $11.0 million to be generated from the 2014 Restructuring. Since inception, approximately $8.5 million in annual cost savings has been realized.
As of June 30, 2015, significant progress had been made against all of the aforementioned objectives. Headcount reductions to date total 85, of which 54 occurred in the first six months of 2015. We expect minimal additional headcount reductions to occur throughout the remainder of 2015 as we substantially complete our 2014 Restructuring.
Total pre-tax restructuring charges since inception were $58.7 million ($43.8 million post-tax) and consisted of non-cash charges totaling $47.9 million and cash charges totaling $10.8 million. The non-cash charges of $47.9 million included $22.2 million related to the impairment of certain long-lived assets and definite-lived intangible assets for Bayou’s coating operation in Louisiana, which is reported in our Corrosion Protection reportable segment, and $25.7 million related to inventory obsolescence, impairment of definite-lived intangible assets, allowances for doubtful accounts receivable, currency translation adjustments, write-off of certain other current assets and long-lived assets as well as a legal accrual related to disputed work performed by our European and Asia-Pacific operations, which are reported in our Infrastructure Solutions reportable segment. The cash charges of $10.8 million included employee severance, retention, extension of benefits, employment assistance programs, early lease termination costs and other costs associated with the restructuring of Insituform’s European and Asia-Pacific operations and Fyfe’s worldwide business.
Estimated remaining cash costs to be incurred in 2015 for the 2014 Restructuring are approximately $2.0 million and relate to severance and benefits costs and other restructuring costs. We also expect to incur additional non-cash charges throughout the remainder of 2015, primarily related to potential reversals of cumulative currency translation adjustments, as we conclude our 2014 Restructuring and fully exit these businesses.
See Notes 1 and 3 to the consolidated financial statements contained in this report for a detailed discussion regarding acquisitions, strategic initiatives and divestitures.

Results of Operations – Quarters and Six-Month Periods Ended June 30, 2015 and 2014
Overview – Consolidated Results
Key financial data for our consolidated operations was as follows:

(dollars in thousands)	Quarters Ended June 30,			Increase (Decrease)
	2015		2014	$	%
Revenues	$337,096		$322,868	$14,228	4.4%
Gross profit	72,053		71,918	135	0.2
Gross profit margin	21.4%		22.3%	n/a	(90	)bp
Operating expenses	57,326		50,760	6,566	12.9
Acquisition-related expenses	—		539	(539)	(100.0)
Restructuring charges	204		—	204	100.0
Operating income	14,523		20,619	(6,096)	(29.6)
Operating margin	4.3%		6.4%	n/a	(210	)bp
Income from continuing operations	8,684	—	12,750	(4,066)	(31.9)

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Revenues	$646,262	$629,102	$17,160	2.7%
Gross profit	131,243	132,981	(1,738)	(1.3)
Gross profit margin	20.3%	21.1%	n/a	(80	)bp
Operating expenses	106,410	102,689	3,721	3.6
Acquisition-related expenses	323	539	(216)	(40.1)
Restructuring charges	862	—	862	100.0
Operating income	23,648	29,753	(6,105)	(20.5)
Operating margin	3.7%	4.7%	n/a	(100	)bp
Income from continuing operations	10,043	17,279	(7,236)	(41.9)

Overview
Market conditions in portions of our Corrosion Protection and Energy Services segments have been challenging in recent periods due to lower oil prices, which has negatively impacted our customers’ spending patterns. It is now becoming more apparent that the low price range for oil and gas may continue for some time. As a result, we are evaluating how we may adapt our upstream technologies and services to better meet this market condition.
Decreased revenues in portions of our Corrosion Protection and Energy Services segments, caused by controlled spending by certain customers, have negatively impacted gross profit. In addition, we have seen compressed gross margins, primarily due to underutilized labor and equipment. Offsetting these market challenges were increased revenues and expanded gross margins in our Infrastructure Solutions segment due to favorable market conditions, improved execution, increased productivity and manufacturing efficiencies. Infrastructure Solutions has also improved profitability from the benefits of the 2014 Restructuring.
Consolidated income from continuing operations decreased $4.1 million, or 31.9%, to $8.7 million in the second quarter of 2015 compared to $12.8 million in the second quarter of 2014. Included within the results for the second quarter of 2015 were pre-tax charges of $5.7 million ($4.4 million post-tax) related to the 2014 Restructuring. Excluding 2014 Restructuring charges, consolidated income from continuing operations increased $0.3 million, or 2.4%, to $13.1 million in the second quarter of 2015 compared to $12.8 million in the second quarter of 2014.
Consolidated income from continuing operations decreased $7.3 million, or 41.9%, to $10.0 million in the first six months of 2015 compared to $17.3 million in the first six months of 2014. Included within the results for the first six months of 2015 were pre-tax charges of $9.2 million ($7.6 million post-tax) related to the 2014 Restructuring. Excluding 2014 Restructuring

charges, consolidated income from continuing operations increased $0.4 million, or 2.3%, to $17.7 million in the first six months of 2015 compared to $17.3 million in the first six months of 2014.
Revenues
Revenues increased $14.2 million, or 4.4%, in the second quarter of 2015 compared to the second quarter of 2014. As part of the 2014 Restructuring, we exited, or were in the process of exiting, certain operations (or “restructured operations”) located in Europe and Asia-Pacific within the Infrastructure Solutions segment during the first six months of 2015. Excluding revenues from restructured operations, revenues increased $19.9 million, or 6.3%, in the second quarter of 2015 compared to the second quarter of 2014.
Revenues increased $17.2 million, or 2.7%, in the first six months of 2015 compared to the first six months of 2014. Excluding revenues from restructured operations, revenues increased $28.8 million, or 4.7%, in the first six months of 2015 compared to the first six months of 2014.
The increase in revenues in the second quarter and first six months of 2015 compared to the prior year periods was primarily due to increased contracting installation services activity in our Infrastructure Solutions segment and increased maintenance and turnaround services activity in our downstream operations within our Energy Services segment. Partially offsetting these increases was a decrease in certain operations in our Corrosion Protection and Energy Services segments primarily focused on the upstream energy sector, which has been impacted by lower oil prices.
During the first six months of 2015, we continued to see the strengthening of the U.S. dollar, which caused a substantial decrease with respect to certain functional currencies and their relation to the U.S. dollar (most notably the Canadian dollar, British pound and euro). The negative impact of currency fluctuations on consolidated revenues was $10.7 million and $21.1 million during the second quarter and first six months of 2015, respectively, as compared to the same periods in 2014.
Gross Profit and Gross Profit Margin
Gross profit increased $0.1 million, or 0.2%, but gross profit margin declined 90 basis points in the second quarter of 2015 compared to the second quarter of 2014. As part of the 2014 Restructuring, we recognized charges in the second quarter of 2015 totaling $1.0 million related to costs associated with the exiting of certain foreign locations within our Infrastructure Solutions segment. Excluding 2014 Restructuring charges, gross profit increased $1.1 million, or 1.5%, and gross profit margin declined 60 basis points in the second quarter of 2015 compared to the second quarter of 2014.
Gross profit decreased $1.7 million, or 1.3%, and gross profit margin declined 80 basis points in the first six months of 2015 compared to the first six months of 2014. As part of the 2014 Restructuring, we recognized charges in the first six months of 2015 totaling $1.0 million related to costs associated with the exiting of certain foreign locations within our Infrastructure Solutions segment. Excluding 2014 Restructuring charges, gross profit decreased $0.7 million, or 0.6%, and gross profit margin declined 60 basis points in the first six months of 2015 compared to the first six months of 2014.
The increase in gross profit, excluding 2014 Restructuring charges, in the second quarter of 2015 compared to the prior year quarter was primarily due to increased revenues in our Infrastructure Solutions and Energy Services segments, partially offset by a decrease in gross profit and margin in our Corrosion Protection segment principally relating to challenging upstream market conditions described earlier. The decrease in gross profit, excluding 2014 Restructuring charges, in the first six months of 2015 compared to the prior year period was primarily related to the same factors impacting the results in the second quarter of 2015. Gross profits were negatively impacted by the change in foreign currency rates by $2.1 million and $4.7 million in the second quarter and first six months of 2015, respectively, as compared to the prior year periods.
The decline in gross profit margin, excluding 2014 Restructuring charges, in the second quarter and first six months of 2015 compared to the prior year periods was primarily due to the negative impacts of challenging market conditions in the upstream energy market, partially offset by an increase related to improved efficiencies and growth in our Infrastructure Solutions segment.
Operating Expenses
Operating expenses increased $6.6 million, or 12.9%, in the second quarter of 2015 compared to the second quarter of 2014. Operating expenses, as a percentage of revenues, were 17.0% in the second quarter of 2015 compared to 15.7% in the second quarter of 2014. In the first six months of 2015, operating expenses increased $3.7 million, or 3.6%, compared to the first six months of 2014 and operating expenses, as a percentage of revenues, were 16.5% for the first six months of 2015 compared to 16.3% in the first six months of 2014.
As part of the 2014 Restructuring, we recognized $4.5 million in operating expenses in the second quarter of 2015, of which $2.3 million related to non-cash charges primarily associated with allowances for doubtful accounts and $2.2 million related to cash charges primarily associated with exiting certain foreign locations. In the first six months of 2015, we recognized $4.6 million in operating expenses related to the 2014 Restructuring, of which $1.3 million related to non-cash charges primarily associated with allowances for doubtful accounts and $3.3 million related to cash charges primarily associated with exiting certain foreign locations. Excluding 2014 Restructuring charges, operating expenses, as a percentage of revenues, were 15.7% in the second quarter of 2015 compared to 15.7% in the second quarter of 2014 and 15.7% for the first six months of 2015 compared to 16.3% in the first six months of 2014.
In addition to the 2014 Restructuring charges, operating expenses increased due to (i) increased long-term incentive compensation costs of $1.2 million and $1.4 million during the second quarter and first six months of 2015, respectively, as compared to the prior year periods, driven primarily by expense reversals in the prior year resulting from the cancellation of long-term equity awards related to management changes; (ii) severance related costs of $0.7 million recorded in the second quarter of 2015 due to recent organizational leadership changes in the Energy Services segment; and (iii) a reserve for an allowance for doubtful accounts of $0.6 million recorded in the second quarter of 2015 related to a certain long-dated receivable in dispute with a customer in the Corrosion Protection segment.
Excluding 2014 Restructuring charges and the items listed above, operating expenses decreased by $0.4 million, or 1.0%, and $3.6 million, or 3.6%, during the second quarter and first six months of 2015, respectively, as compared to the prior year periods. These decreases were primarily due to recognized savings from the 2014 Restructuring totaling $1.9 million and $3.9 million for the second quarter and first six months of 2015, respectively, as certain under-performing European and Asia-Pacific locations were exited and overhead was decreased from integrating the North American Fyfe/Fibrwrap operation with the Insituform operation within our Infrastructure Solutions segment. Partially offsetting the decreases was an increase primarily related to increased sales and administrative costs to support growth in certain operations within our Corrosion Protection and Energy Services segments and increased corporate related costs including information technology investments to better integrate our businesses.
Operating Income and Operating Margin
Operating income decreased $6.1 million, or 29.6%, to $14.5 million in the second quarter of 2015 compared to $20.6 million in the second quarter of 2014. Operating margin decreased 210 basis points to 4.3% in the second quarter of 2015 compared to 6.4% in the second quarter of 2014. Excluding 2014 Restructuring charges of $5.7 million, operating income decreased $0.4 million, or 2.1%, in the second quarter of 2015 compared to the prior year quarter and operating margin was 6.0%, a 40 basis point decrease from the prior year quarter primarily due to the negative impacts of the challenging market conditions in the energy sector, notably in the upstream market, partially offset by growth and improved performance in our Infrastructure Solutions segment. During the second quarter of 2014, we recorded $0.5 million in acquisition-related expenses related to activities in our Energy Services and Corrosion Protection segments. Operating income was negatively impacted by the change in foreign currency rates by $0.8 million in the second quarter of 2015 as compared to the prior year quarter.
Operating income decreased $6.1 million or 20.5%, to $23.6 million in the first six months of 2015 compared to $29.8 million in the first six months of 2014. Operating margin decreased 100 basis points to 3.7% in the first six months of 2015 compared to 4.7% in the first six months of 2014. Excluding 2014 Restructuring charges of $6.5 million, operating income increased $0.4 million, or 1.2%, in the first six months of 2015 compared to the prior year period and operating margin reached 4.7%, consistent with the prior year period primarily due to the same factors impacting the results in the second quarter of 2015. During the first six months of 2015 and 2014, we recorded $0.3 million and $0.5 million, respectively, in acquisition-related expenses related to activities in our Energy Services and Corrosion Protection segments. Operating income was negatively impacted by the change in foreign currency rates by $2.5 million in the first six months of 2015 as compared to the prior year period.

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

The following table sets forth our consolidated backlog by segment (in millions):

	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014
Infrastructure Solutions (1)	$362.9	$354.2	$337.5	$365.7
Corrosion Protection (2)	173.4	159.3	176.0	215.4
Energy Services (3)	224.0	238.2	244.5	248.1
Total backlog	$760.3	$751.7	$758.0	$829.2
__________________________

(1)	June 30, 2015, March 31, 2015, December 31, 2014 and June 30, 2014 included backlog from restructured entities of $3.3 million, $7.9 million, $3.7 million and $12.2 million, respectively.

(2)	June 30, 2014 included $34 million related to an onshore pipe coating project that was canceled in the third quarter of 2014.

(3)
Represents expected unrecognized revenues to be realized under long-term MSAs and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues.

Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of June 30, 2015, 0.1% and 24.1% of our Infrastructure Solutions backlog and Corrosion Protection backlog, respectively, related to these variable interest entities. A substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world. Energy Services, on the other hand, generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.

Infrastructure Solutions Segment
Key financial data for our Infrastructure Solutions segment was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Revenues	$149,091	$147,260	$1,831	1.2%
Gross profit	39,031	35,951	3,080	8.6
Gross profit margin	26.2%	24.4%	n/a	180	bp
Operating expenses	26,712	23,075	3,637	15.8
Restructuring charges	204	—	204	100.0
Operating income	12,115	12,876	(761)	(5.9)
Operating margin	8.1%	8.7%	n/a	(60	)bp

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Revenues	$271,564	$269,584	$1,980	0.7%
Gross profit	67,646	61,505	6,141	10.0
Gross profit margin	24.9%	22.8%	n/a	210	bp
Operating expenses	47,337	47,171	166	0.4
Restructuring charges	862	—	862	100.0
Operating income	19,447	14,334	5,113	35.7
Operating margin	7.2%	5.3%	n/a	190	bp

Revenues
Revenues in our Infrastructure Solutions segment increased $1.8 million, or 1.2%, in the second quarter of 2015 compared to the second quarter of 2014. As part of the 2014 Restructuring, we exited, or were in the process of exiting, certain operations located in Europe and Asia-Pacific during the first and second quarters of 2015. Excluding revenues from restructured operations, revenues for the segment increased $7.5 million, or 5.4%, in the second quarter of 2015 compared to the second quarter of 2014. The increase was primarily due to a $9.5 million increase in contracting installation services activity in our North American and Asia-Pacific operations. Offsetting the increase was a $2.0 million decrease in contracting installation services activity in our European operation. Revenues for the segment were negatively impacted by the change in foreign currency rates in relation to the U.S dollar by $5.7 million in the second quarter of 2015 compared to the prior year quarter.
Revenues increased $2.0 million, or 0.7%, in the first six months of 2015 compared to the first six months of 2014. Excluding revenues from restructured operations, revenues for the segment increased $13.7 million, or 5.4%, in the first six months of 2015 compared to the first six months of 2014. The increase was primarily due to a $17.3 million increase in contracting installation services activity in our North American and Asia-Pacific operations due to increased backlog from favorable market conditions and improved performance at the bid table. Offsetting the increase was a decrease of $3.6 million in contracting installation services activity in our European operation. Revenues for the segment were negatively impacted by the change in currency rates in relation to the U.S dollar by $10.1 million in the first six months of 2015 compared to the prior year period.
Our Infrastructure Solutions segment contract backlog was $362.9 million at June 30, 2015, which represented a $25.4 million, or 7.5%, increase compared to December 31, 2014, but a $2.8 million, or 0.8%, decrease compared to June 30, 2014. The increase during 2015 was primarily driven by our North American operation, which continues to benefit from strong municipal spending and an improved win-rate on projects. Excluding $3.3 million and $12.2 million in backlog related to restructured entities at June 30, 2015 and June 30, 2014, respectively, June 30, 2015 backlog increased $6.2 million, or 1.7%, compared to June 30, 2014. The current period backlog is at a near record level despite the decline in various foreign currencies compared to the U.S. dollar.
Gross Profit and Gross Profit Margin
Gross profit in our Infrastructure Solutions segment increased $3.1 million, or 8.6%, and gross profit margin increased 180 basis points in the second quarter of 2015 compared to the second quarter of 2014. As part of the 2014 Restructuring, we recognized charges totaling $1.0 million related to costs associated with exiting certain foreign locations. Excluding 2014 Restructuring charges, gross profit increased $4.1 million, or 11.3%, and gross profit margin increased 240 basis points in the second quarter of 2015 compared to the second quarter of 2014. Gross profit increased primarily due to increased revenues in our North American operation and gross profit margin increased primarily due to continued efficiency improvements in contracting installation services and manufacturing business in our North American operation. Gross profits for the segment were negatively impacted by the change in foreign currency rates by $1.2 million in the second quarter of 2015 compared to the prior year quarter.
Gross profit increased $6.1 million, or 10.0%, and gross profit margin increased 210 basis points in the first six months of 2015 compared to the first six months of 2014. As part of the 2014 Restructuring, we recognized charges totaling $1.0 million related to costs associated with the exiting of certain foreign locations. Excluding 2014 Restructuring charges, gross profit increased $7.1 million, or 11.6%, and gross profit margin increased 250 basis points in the first six months of 2015 compared to the first six months of 2014. Gross profit increased primarily due to the same factors impacting the results of the second quarter of 2015. The increase in gross profit margin was primarily due to continued efficiency improvements in contracting installation services and manufacturing business in our North American operation. Gross profits for the segment were negatively impacted by the change in foreign currency rates by $2.2 million in the first six months of 2015 compared to the prior year period.
Operating Expenses
Operating expenses in our Infrastructure Solutions segment increased $3.6 million, or 15.8%, in the second quarter of 2015 compared to the second quarter of 2014. Operating expenses, as a percentage of revenues, were 17.9% in the second quarter of 2015 compared to 15.7% in the second quarter of 2014. As part of the 2014 Restructuring, we recognized $4.5 million in operating expenses in the second quarter of 2015, of which $2.3 million related to non-cash charges primarily associated with allowances for doubtful accounts and $2.2 million related to cash charges primarily associated with exiting certain foreign locations. Excluding 2014 Restructuring charges, operating expenses decreased $0.9 million, or 3.7%. This decrease was primarily due to recognized savings of $1.9 million from efficiencies gained as part of the 2014 Restructuring as we exited certain under-performing European and Asia-Pacific locations and achieved overhead reductions from integrating the North American Fyfe/Fibrwrap operation with the Insituform operation. Partially offsetting the decrease was an increase in long-term incentive compensation expense, information technology investments and other costs allocated from our corporate administrative function.
Operating expenses increased $0.2 million, or 0.4%, in the first six months of 2015 compared to the first six months of 2014. Operating expenses, as a percentage of revenues, were 17.4% for the first six months of 2015 compared to 17.5% in the first six months of 2014. As part of the 2014 Restructuring, we recognized $4.6 million in operating expenses in the first six months of 2015, of which $1.3 million related to non-cash charges primarily associated with allowances for doubtful accounts and $3.3 million related to cash charges primarily associated with exiting certain foreign locations. Excluding 2014 Restructuring charges, operating expenses decreased $4.5 million, or 9.5%, primarily due to the same factors as discussed above for the second quarter of 2015.
Operating Income and Operating Margin
Operating income in our Infrastructure Solutions segment decreased $0.8 million, or 5.9%, to $12.1 million in the second quarter of 2015 compared to $12.9 million in the second quarter of 2014. Operating margin decreased 60 basis points to 8.1% in the second quarter of 2015 compared to 8.7% in the second quarter of 2014. Excluding 2014 Restructuring charges totaling $5.7 million, operating income increased $4.9 million, or 38.3%, to $17.8 million in the second quarter of 2015 compared to $12.9 million in the second quarter of 2014. Operating margin, excluding 2014 Restructuring charges, increased 320 basis points to 11.9% in the second quarter of 2015 compared to 8.7% in the second quarter of 2014.
Operating income increased $5.1 million, or 35.7%, to $19.4 million in the first six months of 2015 compared to $14.3 million in the first six months of 2014. Operating margin increased 190 basis points to 7.2% in the first six months of 2015 compared to 5.3% in the first six months of 2014. Excluding 2014 Restructuring charges totaling $6.5 million, operating income increased $11.6 million, or 80.8%, to $25.9 million in the first six months of 2015 compared to $14.3 million in the first six months of 2014. Operating margin, excluding 2014 Restructuring charges, increased 420 basis points to 9.5% in the first six months of 2015 compared to 5.3% in the second quarter of 2014.
Excluding 2014 Restructuring charges in the second quarter and first six months of 2015, the increase in operating income as compared to the prior year periods was primarily due to increased revenues and related gross profit in our North American operation and operating expense savings achieved by exiting certain under-performing European and Asia-Pacific locations. The increases in operating margins during the same time periods were primarily due to savings generated by the exiting of certain under-performing European and Asia-Pacific locations.
Operating income for the segment was negatively impacted by the change in foreign currency rates by $0.4 million and $1.0 million in the quarter and six-month period ended June 30, 2015, respectively, compared to the same prior year periods.

Corrosion Protection Segment
Key financial data for our Corrosion Protection segment was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Revenues	$106,022	$102,923	$3,099	3.0%
Gross profit	21,887	25,034	(3,147)	(12.6)
Gross profit margin	20.6%	24.3%	n/a	(370	)bp
Operating expenses	20,951	19,560	1,391	7.1
Acquisition-related expenses	—	197	(197)	(100.0)
Operating income	936	5,277	(4,341)	(82.3)
Operating margin	0.9%	5.1%	n/a	(420	)bp

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Revenues	$207,765	$210,931	$(3,166)	(1.5)%
Gross profit	42,716	49,175	(6,459)	(13.1)
Gross profit margin	20.6%	23.3%	n/a	(270	)bp
Operating expenses	41,280	40,010	1,270	3.2
Acquisition-related expenses	—	197	(197)	—
Operating income	1,436	8,968	(7,532)	(84.0)
Operating margin	0.7%	4.3%	n/a	(360	)bp

Revenues
Revenues in our Corrosion Protection segment increased $3.1 million, or 3.0%, in the second quarter of 2015 compared to the second quarter of 2014. The increase was primarily due to increased project activity in our robotic coating operation, mainly from a large project in South America, and our cathodic protection operation, specifically in Canada and the Middle East, despite the negative impact from foreign currency rates. As stated earlier, market conditions have been challenging in portions of the Corrosion Protection segment, particularly relating to our businesses tied to the upstream energy market, which has been directly impacted by lower oil prices. This market condition has had a significant impact on our industrial linings operation and our pipe coating operation in Canada, which are most directly tied to this portion of the energy market. Revenues for the segment were also negatively impacted by the change in foreign currency rates in relation to the U.S dollar by $4.9 million in the second quarter of 2015 compared to the prior year quarter.
Revenues decreased $3.2 million, or 1.5%, in the first six months of 2015 compared to the first six months of 2014. The decrease was primarily due to decreased project activity in our industrial linings operation and, to a lesser extent, our coating operation, primarily due to timing of project activity and challenging market conditions in Canada. Offsetting the decrease in revenues was an increase primarily related to project activity in our cathodic protection operation, specifically in Canada and the Middle East, despite the negative impact from foreign currency rates, and in our robotic coating operation, mainly from a project in South America and increased equipment rentals in the United States. Revenues for the segment were negatively impacted by the change in foreign currency rates in relation to the U.S dollar by $11.0 million in the first six months of 2015 compared to the prior year period.
Our Corrosion Protection segment contract backlog at June 30, 2015 was $173.4 million, which represented a $2.6 million, or 1.5%, decrease compared to December 31, 2014, and a $42.0 million, or 19.5%, decrease compared to June 30, 2014. Backlog for the Corrosion Protection segment declined sequentially and on a year over year basis due to weaker market conditions for our industrial linings operation and our coating operation in Canada where upstream pipeline activity contracted due to lower oil prices in 2015. Additionally, the decrease from the prior year can be partially attributed to the third quarter of 2014 cancellation of a $34 million onshore coatings project for our coating operation in Louisiana. Offsetting these backlog declines were year over year improvements in our United States cathodic protection operation and our coating operation in New Iberia, Louisiana, which successfully secured several new projects. Weaker foreign currencies against the U.S. dollar also accounted for a portion of the backlog decline for the period as well.
Gross Profit and Gross Profit Margin
Gross profit in our Corrosion Protection segment decreased $3.1 million, or 12.6%, and gross profit margin declined 370 basis points in the second quarter of 2015 compared to the second quarter of 2014. The decrease in gross profit was primarily due to decreased project activity in our higher margin industrial linings and pipe coating operations in Canada, in addition to timing of market activity in our domestic cathodic protection operation and the associated negative impact on labor and equipment utilization. Partially offsetting the decrease were improved results in our robotic coatings operation and Canadian cathodic protection operation, notwithstanding lower currency translation rates versus the U.S. dollar in 2015. The decrease in gross profit margin was primarily due to lower labor utilization and increased non-billable project costs in our industrial linings operation, cathodic protection operation and robotic coatings operation. Gross profits for the segment were negatively impacted by the change in foreign currency rates by $0.9 million in the second quarter of 2015 compared to the prior year period.
Gross profit decreased $6.5 million, or 13.1%, and gross profit margin declined 270 basis points in the first six months of 2015 compared to the first six months of 2014. The decrease in gross profit was primarily due to a shift in higher margin offshore work to lower margin onshore work in our robotic coating operation, decreased project activity in our industrial linings operation and lower labor utilization in our cathodic protection operation. Partially offsetting the decrease were improved results in our Canadian cathodic protection operation stemming from timing of project activity described earlier, notwithstanding lower currency translation rates versus the U.S. dollar in 2015. The decrease in gross profit margin was primarily due to the same factors impacting the results in the second quarter of 2015. Gross profits for the segment were negatively impacted by the change in foreign currency rates by $2.5 million in the first six months of 2015 compared to the prior year period.
Operating Expenses
Operating expenses in our Corrosion Protection segment increased $1.4 million, or 7.1%, in the second quarter of 2015 and $1.3 million, or 3.2%, in the first six months of 2015 compared to the prior year periods. Operating expenses, as a percentage of revenues, were 19.8% and 19.9% for the quarter and six-month period ended June 30, 2015, respectively, compared to 19.0% and 19.0% in the comparable periods in 2014, respectively. Operating expenses increased primarily as a result of increased sales and administrative functions in our cathodic protection operation and increased long-term incentive compensation, information technology investments and other costs allocated from our corporate administrative function. Additionally, operating expenses increased $0.6 million due to a reserve for doubtful accounts recorded in the second quarter of 2015 related to a certain long dated receivable in dispute with a customer in our field pipeline coating operation. A favorable legal judgment was secured against the creditor but its financial ability to pay the full judgment amount is now in question.

Offsetting the above increases, operating expenses within all other operations for the segment decreased as we controlled spending in response to recent market challenges.
Operating Income and Operating Margin
Operating income in our Corrosion Protection segment decreased $4.3 million, or 82.3%, to $0.9 million in the second quarter of 2015 compared to $5.3 million in the second quarter of 2014. Operating margin declined 420 basis points to 0.9% in the second quarter of 2015 compared to 5.1% in the second quarter of 2014. The decrease in operating income was primarily due to a decrease in gross profit and gross profit margin resulting from challenging market conditions in portions of our business. Additionally, operating income was reduced by an increase in operating expenses related to increased sales and administrative functions within our cathodic protection operation.
Operating income decreased $7.5 million, or 84.0%, to $1.4 million in the first six months of 2015 compared to $8.9 million in the first six months of 2014. Operating margin declined 360 basis points to 0.7% in the first six months of 2015 compared to 4.3% in the first six months of 2014. The decrease in operating income was primarily due to a decrease in revenues and related gross profit as project activity declined mainly in our industrial linings operation. Operating income was also negatively impacted by a decrease in gross profit and gross profit margin resulting from challenging upstream energy market conditions in portions of our business. Additionally, operating income was reduced by an increase in operating expenses related to increased sales and and administrative functions within our cathodic protection operation as described earlier.
Operating income for the segment was negatively impacted by the change in foreign currency rates by $0.4 million and $1.5 million in the quarter and six-month period ended June 30, 2015, respectively, compared to the prior year periods.

Energy Services Segment
Key financial data for our Energy Services segment was as follows:

(dollars in thousands)	Quarters Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Revenues	$81,983	$72,685	$9,298	12.8%
Gross profit	11,135	10,933	202	1.8
Gross profit margin	13.6%	15.0%	n/a	(140	)bp
Operating expenses	9,663	8,125	1,538	18.9
Acquisition-related expenses	—	342	(342)	(100.0)
Operating income	1,472	2,466	(994)	(40.3)
Operating margin	1.8%	3.4%	n/a	(160	)bp

(dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	$	%
Revenues	$166,933	$148,587	$18,346	12.3%
Gross profit	20,881	22,301	(1,420)	(6.4)
Gross profit margin	12.5%	15.0%	n/a	(250	)bp
Operating expenses	17,793	15,508	2,285	14.7
Acquisition-related expenses	323	342	(19)	(5.6)
Operating income	2,765	6,451	(3,686)	(57.1)
Operating margin	1.7%	4.3%	n/a	(260	)bp

Revenues
As stated earlier, market conditions have been challenging in portions of our Energy Services segment, particularly relating to our businesses tied to the upstream energy market, which have been directly impacted by lower oil prices. Decreased upstream maintenance spending has had a negative impact on revenues and margins and, as a result, as we have not been able to achieve the same cost recovery levels on our labor and equipment on maintenance contracts. Conversely, the downstream portion of the market has remained robust due to continued strong refining production, which has had a positive impact on our revenues and gross profit for the first half of 2015.

Revenues in our Energy Services segment increased $9.3 million, or 12.8%, in the second quarter of 2015 compared to the second quarter of 2014. The increase was primarily due to a $15.0 million increase in maintenance and turnaround services activity in our downstream operation in the western United States. Offsetting the increase in revenues was a $5.7 million revenue decline in our upstream operation as services have been curtailed due to tightened customer spending as a direct result of lower oil prices.
Revenues increased $18.3 million, or 12.3%, in the first six months of 2015 compared to the first six months of 2014. The increase was primarily due to a $24.7 million increase in maintenance and turnaround services activity in our downstream operation in the western United States. Offsetting the increase was a $6.4 million revenue decline in our upstream operation as services have been curtailed due to tightened customer spending due to the market conditions noted earlier.
Contract backlog in our Energy Services segment represents estimated revenues to be generated under long-term MSAs and other signed contracts. If the remaining term of the arrangements exceeds 12 months, the revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues. Contract backlog in our Energy Services segment was $224.0 million at June 30, 2015. This represented a decrease of $20.5 million, or 8.4%, compared to December 31, 2014 and a decrease of $24.1 million, or 9.7%, compared to June 30, 2014. These declines are primarily caused by both the upstream and downstream operations, where customer spending has been curtailed and pending turnaround projects have been delayed. There are several long-term maintenance contracts that we expect will renew in the coming quarters as backlog does not include normal monthly activity beyond the completion of the current contract period.
Gross Profit and Gross Profit Margin
Gross profit in our Energy Services segment increased $0.2 million, or 1.8%, and gross profit margin declined 140 basis points in the second quarter of 2015 compared to the second quarter of 2014. The increase in gross profit was primarily due to increased revenues in our downstream operation offset by lower revenues in our upstream operation. The decrease in gross profit margin was primarily due to client driven shifts in the mix of work toward lower margin maintenance activity in our downstream operation and lower margins experienced in our upstream operation from customers tightening costs, thereby making it more challenging to recover our maintenance labor and equipment costs. In addition, we have experienced lower margins on project activity in our upstream operation in the Permian Basin.
Gross profit decreased $1.4 million, or 6.4%, and gross profit margin declined 250 basis points in the first six months of 2015 compared to the first six months of 2014. The decrease in gross profit was primarily due to lower revenues in our upstream operation offset by higher revenues and related gross profit in our downstream operation. The same drivers impacting our gross margins in the second quarter of of 2015 have also impacted our gross margins in the first six months of 2015.
Operating Expenses
Operating expenses in our Energy Services segment increased $1.5 million, or 18.9%, in the second quarter of 2015 and $2.3 million, or 14.7%, in the first six months of 2015 compared to the prior year periods. Operating expenses, as a percentage of revenues, were 11.8% and 10.7% for the quarter and six-month period ended June 30, 2015, respectively, compared to 11.2% and 10.4% in the comparable periods in 2014, respectively. Operating expenses increased as a result of additional support costs including sales staff, human resources and finance personnel to support the recent business growth in the downstream refining market, as well as increased corporate allocation costs as described earlier. In addition, due to organizational leadership changes, we recognized $0.7 million in severance related costs in the second quarter of 2015.
Operating Income and Operating Margin
Operating income in our Energy Services segment decreased $1.0 million, or 40.3%, to $1.5 million in the second quarter of 2015 compared to $2.5 million in the second quarter of 2014. Operating margin declined 160 basis points to 1.8% in the second quarter of 2015 compared to 3.4% in the second quarter of 2014.
Operating income decreased $3.7 million, or 57.1%, to $2.8 million in the first six months of 2015 compared to $6.5 million in the first six months of 2015. Operating margin declined 260 basis points to 1.7% in the first six months of 2015 compared to 4.3% in the first six months of 2014.
The decreases in operating income and operating margin for the second quarter and six months ended June 30, 2015, compared to the prior year periods, were primarily due to a decrease in revenues and related gross profit margin in our upstream operation, along with lower margins in our downstream operation. Additionally, higher operating expenses related to additional support costs, including sales staff, human resources and finance personnel to support the business, negatively impacted operating income and operating margin.
During the first six months of 2015, we recorded $0.3 million in acquisition-related expenses related to the purchase of Schultz Mechanical Contractors, Inc. During the first six months of 2014, we recorded $0.3 million in acquisition-related expenses related to the acquisition of Brinderson L.P, and related entities.

Other Income (Expense)
Interest Income and Expense
Decreases in interest income were immaterial in the second quarter of 2015 and $0.2 million in the first six months of 2015 compared to the prior year periods primarily due to lower U.S. cash balances throughout the periods. Interest expense decreased $0.3 million and $0.2 million in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014 due to reduced outstanding loan principal balances, partially offset by an increase in amortized loan fees. The loan fees resulted from an amendment to our $650.0 million senior secured credit facility (the “Credit Facility”) in the fourth quarter of 2014.
Other Income (Expense)
Other income was $0.8 million in the quarter ended June 30, 2015 compared to other expense of $0.7 million in the prior year quarter. This favorable variance of $1.5 million was primarily due to income of $0.8 million recorded in the second quarter of 2015 related a $1.0 million settlement of escrow claims for the acquisition of CRTS, Inc. (as discussed in Note 1 to the consolidated financial statements contained in this report). Additionally, we recorded gains of approximately $0.7 million during the second quarter of 2015 on the sale of certain fixed assets related to our restructured entities.
For the first six months of 2015, other expense was $2.0 million, primarily due to the $2.8 million loss recognized on the sale of Video Injection - Insituform SAS during the first quarter of 2015, partially offset by the second quarter of 2015 factors described above. Other expense was $1.5 million during first six months of 2014, which includes the $0.5 million loss recognized on the sale of our 49% interest in Bayou Coating, L.L.C. (“Bayou Coating”). Both of these transactions are discussed in Note 1 to the consolidated financial statements contained in this report.

Taxes on Income
Taxes on income decreased $0.4 million during the second quarter of 2015 compared to the second quarter of 2014, and $0.2 million during the first six months of 2015 compared to the first six months of 2014. Our effective tax rate for continuing operations was 28.6% and 34.6% in the quarter and six-month period ended June 30, 2015, respectively, compared to 23.7% and 25.1% in the corresponding periods of 2014. The effective tax rates for both current year periods were unfavorably impacted by a relatively small income tax benefit recorded on pre-tax charges related to the restructuring initiative and the impact of discrete tax items related to non-deductible restructuring charges.

Equity in Earnings of Affiliated Companies
Equity in earnings of affiliated companies was zero and $0.7 million in the first six months of 2015 and 2014, respectively. The decrease was due to there being no contributions from Bayou Coating, which was sold on March 31, 2014 (as discussed in Note 1 to the consolidated financial statements contained in this report).

Non-controlling Interests
Income attributable to non-controlling interests was $0.2 million in both the quarter and six months ended June 30, 2015, and immaterial in the quarter and six months ended June 30, 2014. In the second quarter of 2015, profitability from our joint venture in Oman and our insulation coating joint venture in Louisiana, was partially offset by losses from our coating joint venture in Canada as a result of lower profitability caused by challenging market conditions. In the first six months of 2015, profitability from our joint ventures in Oman and Canada was partially offset by losses from our insulation coating joint venture in Louisiana, which was in start up phase with minimal production during 2014 and the first quarter of 2015. In 2014, profitability from our joint venture in Oman was offset by lower income from our joint venture in Morocco and losses from the start-up phase at our Louisiana joint venture.

Loss from Discontinued Operations
Loss from discontinued operations was zero and $0.5 million in the six-month periods ended June 30, 2015 and 2014, respectively. Our Bayou Welding Works business ceased its operations during the second quarter of 2013, and we completed all liquidation activities in the fourth quarter of 2014.

Liquidity and Capital Resources
Cash and Cash Equivalents

(in thousands)	June 30, 2015	December 31, 2014
Cash and cash equivalents	$173,072	$174,965
Restricted cash	3,175	2,075
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
Sources and Uses of Cash
We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, potential acquisitions, working capital, debt service and share repurchases. During the first six months of 2015, capital expenditures were primarily for supporting growth in our Infrastructure Solutions operations, along with investments in new information technology systems to support the growth of our organization. For the full year of 2015, we expect a comparable level of capital expenditures compared to 2014, with increased levels to support growth of our Infrastructure Solutions business, partially offset by decreased levels in our Corrosion Protection operations as we invested more heavily in 2014 to complete our insulation coating plant in Louisiana.
As part of our 2014 Restructuring, we incurred $5.2 million in cash charges during the first six months of 2015 related to severance and benefits costs and other restructuring costs associated with exiting certain foreign locations. We estimate our remaining cash costs in 2015 to be approximately $2.0 million related to these activities. We could also incur additional non-cash charges throughout the remainder of 2015, primarily related to potential reversals of currency translation adjustments, as we conclude our 2014 Restructuring and fully exit these businesses.
At June 30, 2015, our cash balances were located worldwide for working capital and support needs. Given the breadth of our international operations, approximately $107.5 million, or 62.1%, of our cash was denominated in currencies other than the United States dollar as of June 30, 2015. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our intention is to permanently reinvest these earnings.
Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At June 30, 2015, we believe our net accounts receivable and our costs and estimated earnings in excess of billings, as reported on our consolidated balance sheet, were fully collectible and a significant portion of the receivables will be collected within the next twelve months. At June 30, 2015, we had certain net receivables (as discussed in the following paragraphs) that we believe will be collected but are being disputed by the customer in some manner, which has impacted or may meaningfully impact the timing of collection or require us to invoke our contractual rights to an arbitration or mediation process, or take legal action. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for doubtful accounts through a charge to earnings.
As of June 30, 2015, we had approximately $14.8 million in receivables related to certain projects in Texas, Mexico, Hong Kong and Morocco that have been delayed in payment. We are in various stages of discussions and dispute resolution with the project clients regarding such receivables. In each of the above instances, the customer has failed to meet its payment obligations in the time frame set forth in the respective contracts. The Company believes that it has performed its obligations pursuant to such contracts, and is duly exercising its rights under the respective contracts to receive payment. During the quarter ended June 30, 2015, we recorded $4.2 million in reserves related to certain of the receivables, including $3.6 million related to recorded allowances for doubtful accounts as part of the 2014 Restructuring. As of June 30, 2015, we had $5.4 million in recorded reserves related to the receivables noted above.
Cash Flows from Operations
Cash flows from operating activities of continuing operations provided $58.4 million in the first six months of 2015 compared to $19.0 million provided in the first six months of 2014. The increase in operating cash flow was primarily due to increased contributions provided by working capital, partially offset by lower net income and non-cash items. We received $19.5 million of cash for working capital during the first six months of 2015 compared to $26.6 million used in the comparable period of 2014.
During the first six months of 2015, cash flow provided by working capital requirements was primarily impacted by significant movements in billings in excess of costs and estimated earnings. Our billings in excess of costs and estimated earnings was $63.4 million at June 30, 2015, an increase of $20.4 million from December 31, 2014, due partially to the timing of billing and advance deposits received on certain coatings projects at our Bayou Louisiana facility. Additionally, days sales outstanding decreased more than 15 days as of June 30, 2015 compared to June 30, 2014 partially due to the reason stated above, the impact of stronger collections in all operations globally, and the impact of the reserves for doubtful accounts related to the 2014 Restructuring.
Cash Flows from Investing Activities
Cash flows from investing activities of continuing operations used $19.4 million during the first six months of 2015 compared to $5.6 million used in the comparable period of 2014. During the first six months of 2015, the Company used $6.9 million for a small acquisition. During the first six months of 2014, we sold our interests in Bayou Coating for a total sale price of $9.1 million. We used $12.1 million in cash for capital expenditures in the first six months of 2015 compared to $13.8 million in the prior year period. In the first six months of 2015 and 2014, $0.9 million and $0.8 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenses. Capital expenditures in the first six months of 2015 and 2014 were partially offset by $1.2 million and $0.8 million, respectively, in proceeds received from asset disposals.
We anticipate up to approximately $35.0 million to be spent in 2015 on capital expenditures to support our global operations.
Cash Flows from Financing Activities
Cash flows from financing activities used $34.6 million during the first six months of 2015 compared to $25.2 million used in the first six months of 2014. During the first six months of 2015 and 2014, we used $20.6 million and $20.7 million, respectively, of cash to repurchase 1,091,122 and 882,840 shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 7 to the consolidated financial statements contained in this report. In the six months ended June 30, 2015, we used $13.1 million of cash to pay down the principal balance of our Credit Facility. Additionally during the first six months of 2015, as discussed in Note 6 to the consolidated financial statements contained in this report, we made a $26.5 million mandatory prepayment on the balance of our term loan, utilizing $26.0 million from our line of credit to fund the term loan prepayment. In the first six months of 2014, we used $8.9 million of cash, primarily to pay down the principal balance of our Credit Facility.
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
Generally, interest will be charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on our consolidated leverage ratio. We can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on our consolidated leverage ratio. The applicable one month LIBOR borrowing rate (LIBOR plus our applicable rate) as of June 30, 2015 was approximately 2.14%.
Our indebtedness at June 30, 2015 consisted of $279.8 million outstanding from the $350.0 million term loan under the Credit Facility and $71.5 million on the line of credit under the Credit Facility. Additionally, we designated $11.8 million of debt held by its joint venture partners (representing funds loaned by our joint venture partners) as third-party debt in our consolidated financial statements and held $0.1 million of third-party notes and bank debt at June 30, 2015.
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
As of June 30, 2015, we had $27.0 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $10.2 million was collateral for the benefit of certain of our insurance carriers and $16.8 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
In July 2013, we entered into an interest rate swap agreement for a notional amount of $175.0 million that is set to expire in July 2016. The notional amount of this swap mirrors the amortization of a $175.0 million portion of our $350.0 million term loan drawn from the Credit Facility. The swap requires us to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount and provides that we receive a payment based upon a variable monthly LIBOR interest rate calculated on the same notional amount. The annualized borrowing rate of the swap at June 30, 2015 was approximately 2.23%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of our term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge.
Our Credit Facility is subject to certain financial covenants including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. On October 6, 2014, we amended the Credit Facility’s defined terms for income and fixed charges to allow for the add-back of certain cash and non-cash charges related to the 2014 Restructuring when calculating our compliance with the consolidated financial leverage ratio and consolidated fixed charge coverage ratio. At June 30, 2015, based upon the financial covenants, as amended, we had the capacity to borrow up to approximately $35.1 million of additional debt under our Credit Facility. See Note 6 to the financial statements contained in this report for further discussion on our debt covenants. We were in compliance with all covenants, as amended, at June 30, 2015 and expect continued compliance for the foreseeable future.
We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances and additional short- and long-term borrowing capacity for the next 12 months. We expect cash generated from operations to improve throughout the remainder of 2015 due to anticipated increased profitability and improved working capital management initiatives.

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
Interest Rate Risk
The fair value of our cash and short-term investment portfolio at June 30, 2015 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at June 30, 2015 was variable rate debt. We partially mitigate interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt.
At June 30, 2015, the estimated fair value of our long-term debt was approximately $363.2 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at June 30, 2015 would result in a $2.3 million increase in interest expense.

Foreign Exchange Risk
We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At June 30, 2015, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $10.7 million impact to our equity through accumulated other comprehensive income (loss).
In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At June 30, 2015, there were no material foreign currency hedge instruments outstanding. See Note 12 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.
Commodity Risk
We have exposure to the effect of limitations on supply and changes in commodity pricing relative to a variety of raw materials that we purchase and use in our operating activities, most notably resin, iron ore, chemicals, staple fiber, fuel, metals and pipe. In most cases, we manage this risk by entering into agreements with certain suppliers utilizing a request for proposal, or RFP, format and purchasing in bulk, and advantageous buying on the spot market for certain metals, when possible. We also manage this risk by continuously updating our estimation systems for bidding contracts so that we are able to price our products and services appropriately to our customers. However, we face exposure on contracts in process that have already been priced and are not subject to any cost adjustments in the contract. This exposure is potentially more significant on our longer-term projects.
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

Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2015. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2015 (1)	89,844	$15.72	—	$—
February 2015 (1) (2)	24,053	16.65	—	20,000,000
March 2015 (1) (2)	323,772	17.94	320,000	14,256,104
April 2015 (1) (2)	420,048	18.59	420,000	6,450,132
May 2015 (1) (2)	353,616	18.37	351,122	—
June 2015	—	—	—	—
Total	1,211,333	$18.33	1,091,122	—
_________________________________

(1)
In connection with approval of our Credit Facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with “net, net” exercises of employee stock options and/or the vesting of restricted stock or deferred stock units issued to employees and directors. For the six months ended June 30, 2015, 88,834 shares were surrendered in connection with stock swap transactions and 31,377 shares were surrendered in connection with restricted stock and deferred stock units transactions. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock or deferred stock units vested or the stock option was exercised. Once a repurchase is complete, we promptly retire the shares.

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

AEGION CORPORATION

Date: July 30, 2015	/s/ David A. Martin
David A. Martin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS
These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

10.1	Third Amendment to Credit Agreement, dated June 5, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed on June 5, 2015).

31.1	Certification of Charles R. Gordon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Charles R. Gordon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed”.