Form 10-Q
period 2015-09-30
Aegion Corp
filed 2015-11-03
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-35328

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 36,245,013 shares of common stock, $.01 par value per share, outstanding at October 27, 2015.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$356,595	$350,138	$1,002,857	$979,240
Cost of revenues	279,474	286,199	794,493	782,320
Gross profit	77,121	63,939	208,364	196,920
Operating expenses	51,554	66,977	157,964	169,666
Definite-lived intangible asset impairment	—	10,896	—	10,896
Acquisition-related expenses	457	—	780	539
Restructuring charges	172	—	1,034	—
Operating income (loss)	24,938	(13,934)	48,586	15,819
Other income (expense):
Interest expense	(3,144)	(3,258)	(9,365)	(9,693)
Interest income	25	102	229	479
Other	(359)	(367)	(2,360)	(1,830)
Total other expense	(3,478)	(3,523)	(11,496)	(11,044)
Income (loss) before taxes on income	21,460	(17,457)	37,090	4,775
Taxes (benefit) on income (loss)	6,237	(1,356)	11,647	4,217
Income (loss) before equity in earnings of affiliated companies	15,223	(16,101)	25,443	558
Equity in earnings of affiliated companies	—	—	—	677
Income (loss) from continuing operations	15,223	(16,101)	25,443	1,235
Loss from discontinued operations	—	(130)	—	(626)
Net income (loss)	15,223	(16,231)	25,443	609
Non-controlling interests	(473)	(823)	(650)	(880)
Net income (loss) attributable to Aegion Corporation	$14,750	$(17,054)	$24,793	$(271)

Earnings per share attributable to Aegion Corporation:
Basic:
Income (loss) from continuing operations	$0.41	$(0.45)	$0.68	$0.01
Loss from discontinued operations	—	—	—	(0.02)
Net income (loss)	$0.41	$(0.45)	$0.68	$(0.01)
Diluted:
Income (loss) from continuing operations	$0.40	$(0.45)	$0.67	$0.01
Loss from discontinued operations	—	—	—	(0.02)
Net income (loss)	$0.40	$(0.45)	$0.67	$(0.01)

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$15,223	$(16,231)	$25,443	$609
Other comprehensive income (loss):
Currency translation adjustments	(2,963)	(16,693)	(21,438)	(17,473)
Pension activity, net of tax (1)	16	(8)	12	(3)
Deferred gain (loss) on hedging activity, net of tax (2)	(274)	453	110	641
Total comprehensive income (loss)	12,002	(32,479)	4,127	(16,226)
Add: comprehensive income (loss) attributable to non-controlling interests	(700)	(285)	791	(308)
Comprehensive income (loss) attributable to Aegion Corporation	$11,302	$(32,764)	$4,918	$(16,534)
__________________________

(1)	Amounts presented net of tax of $4 and $(3) for the quarters ended September 30, 2015 and 2014, respectively, and $3 and $(1) for the nine months ended September 30, 2015 and 2014, respectively.

(2)	Amounts presented net of tax of $(183) and $298 for the quarters ended September 30, 2015 and 2014, respectively, and $74 and $422 for the nine months ended September 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$167,584	$174,965
Restricted cash	4,130	2,075
Receivables, net of allowances of $16,748 and $19,307, respectively	223,249	227,481
Retainage	38,210	38,318
Costs and estimated earnings in excess of billings	108,426	94,045
Inventories	53,579	59,192
Prepaid expenses and other current assets	58,799	42,046
Total current assets	653,977	638,122
Property, plant & equipment, less accumulated depreciation	160,203	168,213
Other assets
Goodwill	293,149	293,023
Identified intangible assets, less accumulated amortization	177,307	182,273
Deferred income tax assets	2,899	3,334
Other assets	9,250	10,708
Total other assets	482,605	489,338
Total Assets	$1,296,785	$1,295,673

Liabilities and Equity
Current liabilities
Accounts payable	$82,696	$83,285
Accrued expenses	111,706	111,617
Billings in excess of costs and estimated earnings	73,734	43,022
Current maturities of long-term debt and line of credit	28,586	26,399
Total current liabilities	296,722	264,323
Long-term debt, less current maturities	327,931	351,076
Deferred income tax liabilities	26,113	22,913
Other non-current liabilities	11,282	12,276
Total liabilities	662,048	650,588

(See Commitments and Contingencies: Note 9)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 36,247,231 and 37,360,515, respectively	362	374
Additional paid-in capital	203,298	217,289
Retained earnings	458,434	433,641
Accumulated other comprehensive loss	(44,544)	(24,669)
Total stockholders’ equity	617,550	626,635
Non-controlling interests	17,187	18,450
Total equity	634,737	645,085
Total Liabilities and Equity	$1,296,785	$1,295,673

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE, December 31, 2013	37,983,114	$380	$236,128	$470,808	$2,052	$17,553	$726,921
Net income	—	—	—	(271)	—	880	609
Issuance of common stock upon stock option exercises	526,359	5	8,206	—	—	—	8,211
Restricted shares issued	226,483	2	—	—	—	—	2
Issuance of shares pursuant to restricted stock units	15,277	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	31,794	—	—	—	—	—	—
Forfeitures of restricted shares	(75,006)	(1)	—	—	—	—	(1)
Shares repurchased and retired	(1,333,690)	(12)	(31,051)	—	—	—	(31,063)
Equity-based compensation expense	—	—	4,201	—	—	—	4,201
Purchase of non-controlling interests	—	—	(909)	—	—	292	(617)
Currency translation adjustment and derivative transactions, net	—	—	—	—	(16,263)	(572)	(16,835)
BALANCE, September 30, 2014	37,374,331	$374	$216,575	$470,537	$(14,211)	$18,153	$691,428

BALANCE, December 31, 2014	37,360,515	$374	$217,289	$433,641	$(24,669)	$18,450	$645,085
Net income	—	—	—	24,793	—	650	25,443
Issuance of common stock upon stock option exercises	109,344	1	1,091	—	—	—	1,092
Issuance of shares pursuant to restricted stock units	12,326	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	27,779	—	—	—	—	—	—
Forfeitures of restricted shares	(50,552)	(1)	—	—	—	—	(1)
Shares repurchased and retired	(1,212,181)	(12)	(21,929)	—	—	—	(21,941)
Equity-based compensation expense	—	—	6,847	—	—		6,847
Distributions to non-controlling interests	—	—	—	—	—	(472)	(472)
Currency translation adjustment and derivative transactions, net	—	—	—	—	(19,875)	(1,441)	(21,316)
BALANCE, September 30, 2015	36,247,231	$362	$203,298	$458,434	$(44,544)	$17,187	$634,737

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$25,443	$609
Loss from discontinued operations	—	626
	25,443	1,235
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	32,046	32,984
Gain on sale of fixed assets	(1,023)	(65)
Equity-based compensation expense	6,847	4,201
Deferred income taxes	1,799	(3,797)
Equity in earnings of affiliated companies	—	(677)
Non-cash restructuring charges	2,127	17,187
Fixed asset impairment	—	11,870
Definite-lived intangible asset impairment	—	10,896
Loss on sale of Video Injection - Insituform SAS	2,864	—
Loss on sale of interests in Bayou Coating, L.L.C.	—	472
Loss on foreign currency transactions	284	149
Other	(860)	881
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash related to operating activities	(2,215)	(142)
Return on equity of affiliated companies	—	684
Receivables net, retainage and costs and estimated earnings in excess of billings	(24,738)	(83,383)
Inventories	3,514	(4,732)
Prepaid expenses and other assets	(17,374)	(5,009)
Accounts payable and accrued expenses	7,023	19,679
Billings in excess of costs and estimated earnings	31,979	5,832
Other operating	810	430
Net cash provided by operating activities of continuing operations	68,526	8,695
Net cash used in operating activities of discontinued operations	—	(90)
Net cash provided by operating activities	68,526	8,605

Cash flows from investing activities:
Capital expenditures	(21,337)	(25,118)
Proceeds from sale of fixed assets	1,706	1,140
Patent expenditures	(1,643)	(1,988)
Purchase of Schultz Mechanical Contractors, Inc.	(6,878)	—
Proceeds from sale of interests in Bayou Coating, L.L.C.	—	9,065
Payment to Fyfe Asia sellers for final net working capital	(1,098)	—
Net cash used in investing activities of continuing operations	(29,250)	(16,901)
Net cash provided by investing activities of discontinued operations	—	90
Net cash used in investing activities	(29,250)	(16,811)

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises, including tax effects	1,299	8,615
Repurchase of common stock	(21,941)	(31,051)
Distributions to non-controlling interests	(472)	—
Purchase of non-controlling interest	—	(617)
Payment of earnout related to acquistion of CRTS, Inc.	(684)	—
Proceeds on notes payable	1,505	1,284
Principal payments on notes payable	(1,875)	—
Proceeds from line of credit	26,000	10,000
Principal payments on long-term debt	(46,122)	(15,477)
Net cash used in financing activities	(42,290)	(27,246)
Effect of exchange rate changes on cash	(4,367)	(6,652)
Net decrease in cash and cash equivalents for the period	(7,381)	(42,104)
Cash and cash equivalents, beginning of year	174,965	158,045
Cash and cash equivalents, end of period	$167,584	$115,941
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

Acquisitions/Strategic Initiatives/Divestitures
Infrastructure Solutions Segment
On October 6, 2014, the Company’s board of directors approved a realignment and restructuring plan (the “2014 Restructuring”) which included the decision to exit Insituform’s contracting markets in France, Switzerland, India, Hong Kong, Malaysia and Singapore (see Note 3). This decision was made taking into account market size, bid table consistency, supportive governmental bid process, length of cash collection cycles and operating results in each country. The contracting operations in Switzerland and France were sold in December 2014 and February 2015, respectively, as described in more detail below. Activities with respect to Insituform’s contracting operations in Hong Kong, Malaysia and Singapore were concluded as of the end of the third quarter of 2015. Activities with respect to contracting operations in India are expected to be concluded in 2016. Certain administrative wind-down and compliance activities related to the 2014 Restructuring, including the management of outstanding accounts receivable and related reserves, will also continue into 2016 (see Note 3).
In December 2014, and in connection with the 2014 Restructuring, the Company sold its wholly-owned subsidiary, Ka-te Insituform AG (“Ka-te”), the Company’s Swiss contracting operation, to Marco Daetwyler Gruppe AG, a Swiss company. In connection with the sale, the Company entered into a five-year tube supply agreement whereby Ka-te will purchase liners from Insituform Linings Ltd., the Company’s European manufacturing operation (“Insituform Linings”). Ka-te will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period. The sale resulted in a loss of approximately $0.5 million that was recorded to other income (expense) in the Consolidated Statement of Operations during the fourth quarter of 2014.
In February 2015, and in connection with the 2014 Restructuring, the Company sold its wholly-owned subsidiary, Video Injection - Insituform SAS (“VII”), the Company’s French cured-in-place pipe (“CIPP”) contracting operation, to certain employees of VII. In connection with the sale, the Company entered into a five-year exclusive tube supply agreement whereby VII will purchase liners from Insituform Linings. VII will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period. The sale resulted in a loss of approximately $2.9 million that was recorded to other income (expense) in the Consolidated Statement of Operations during the first quarter of 2015.
Corrosion Protection Segment
As part of the 2014 Restructuring, the Company made the decision to shutter two older and redundant fusion bonded epoxy coating plants and terminate certain land leases at the Louisiana facility of The Bayou Companies, LLC, a wholly-owned subsidiary of the Company (“Bayou”). The actions taken to restructure Bayou’s Louisiana operation are expected to allow Bayou to cost effectively meet market demand for both onshore and offshore projects by optimizing pipe coating activities and reducing fixed costs. The repositioning of Bayou’s Louisiana facility will also include additional capital investments in the remaining coating facilities over the next one to two years to augment Bayou’s competitive position.
Prior to March 2014, the Company owned a 49% interest in Bayou Coating, L.L.C (“Bayou Coating”). On March 31, 2014, the Company sold its forty-nine percent (49%) interest in Bayou Coating to Stupp Brothers Inc. (“Stupp”), the holder of a fifty-one percent (51%) interest in Bayou Coating. Stupp purchased the interest by exercising an existing option to acquire the Company’s interest in Bayou Coating at a purchase price equal to $9.1 million, which represented forty-nine percent (49%) of the book value of Bayou Coating as of December 31, 2013. Such book value was determined on the basis of Bayou Coating’s federal information tax return for 2013 and approximated the Company’s book value of its investment in Bayou Coating as of December 31, 2013. During the first quarter of 2014, the difference between the Company’s recorded gross equity in earnings of affiliated companies of approximately $1.2 million and the final equity distribution settlement of $0.7 million resulted in a loss of approximately $0.5 million that was recorded to other income (expense) in the Consolidated Statement of Operations for the nine months ended September 30, 2014.
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
In July 2015, the Company paid $0.7 million to the former shareholders of CRTS, Inc., a wholly-owned subsidiary of the Company (“CRTS”), related to contingent consideration achieved during the year ended December 31, 2013. This amount was fully accrued as of June 30, 2015 and December 31, 2014. Also, in June 2015, the Company finalized the settlement of escrow claims made pursuant to the CRTS purchase agreement. As a result of the settlement, the Company received proceeds of approximately $1.0 million in the third quarter of 2015, of which $0.2 million was recorded as an offset to operating expenses and the remaining $0.8 million was recorded to other income (expense) in the Consolidated Statement of Operations for the nine months ended September 30, 2015.
Energy Services Segment
On March 1, 2015, the Company acquired all of the equity interests of Schultz Mechanical Contractors, Inc. (“Schultz”), a California corporation, for a total purchase price of $7.9 million. Schultz primarily services customers in California and Arizona and is a provider of piping installations, concrete construction and excavation and trenching services. Schultz is part of the Company’s Energy Services reportable segment.
Purchase Price Accounting
The Company accounts for its acquisitions in accordance with FASB ASC 805, Business Combinations. The Company records definite-lived intangible assets at their determined fair value related to customer relationships, backlog, trade names, trademarks, patents and other acquired technologies. Acquisitions generally result in goodwill related to, among other things, synergies, acquired workforce, growth opportunities and market potential. The goodwill and definite-lived intangible assets associated with the Schultz acquisition are deductible for tax purposes. During the second quarter of 2015, the Company substantially completed its accounting for Schultz. As the Company completes its final accounting for this acquisition, future adjustments related to working capital could occur.
The Schultz acquisition made the following contribution to the Company’s revenues and profits (in thousands):

	Quarter Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenues	$3,718	$8,205
Net income	57	31
The following unaudited pro forma summary presents combined information of the Company as if the Schultz acquisition had occurred at the beginning of the year preceding its acquisition (in thousands):

	Quarter Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues	$352,148	$985,543
Net income (loss) (1)	(15,930)	1,198
_____________________

(1)
Includes pro-forma adjustments for depreciation and amortization associated with acquired tangible and intangible assets, as if those assets were recorded at the beginning of the year preceding the acquisition date.

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

The following table summarizes the fair value of identified assets and liabilities of the Schultz acquisition at its acquisition date (in thousands):

Receivables and cost and estimated earnings in excess of billings	$1,100
Prepaid expenses and other current assets	19
Property, plant and equipment	162
Identified intangible assets	3,060
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(461)
Total identifiable net assets	$3,880

Total consideration recorded	$7,878
Less: total identifiable net assets	3,880
Goodwill at September 30, 2015	$3,998

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
Foreign Currency Translation
Net foreign exchange transaction gains (losses) of $0.1 million and less than $(0.1) million for the quarters ended September 30, 2015 and 2014, respectively, and $(0.3) million and $(0.1) million for the nine month periods ended September 30, 2015 and 2014, respectively, are included in other income (expense) in the Consolidated Statements of Operations.
For the Company’s international subsidiaries, the local currency is generally the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates. The cumulative translation adjustment resulting from changes in exchange rates are included in the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss) in total stockholders’ equity. Due to the strengthening of the U.S. dollar, there was a substantial decrease with respect to certain functional currencies and their relation to the U.S. dollar during 2014 and the first nine months of 2015, most notably the Canadian dollar, Australian dollar, British pound and euro.
The Company’s accumulated other comprehensive income is comprised of three main components: (i) currency translation; (ii) derivatives; and (iii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom.

As of September 30, 2015 and 2014, the Company had accumulated comprehensive income (loss) of $(44.5) million and $(13.9) million, respectively, related to currency translation adjustments, $(0.5) million and $(0.1) million, respectively, related to derivative transactions and $0.5 million and $(0.2) million, respectively, related to pension activity in accumulated other comprehensive income.
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
On October 6, 2014, the Company’s board of directors approved the 2014 Restructuring as discussed further in Notes 1 and 3. As part of the 2014 Restructuring, the Company evaluated the long-lived assets of its global operations affected by the restructuring initiative and performed an asset impairment review as of September 30, 2014 for all of its at risk asset groups within each of the affected reporting units in accordance with FASB ASC 360. The affected asset groups included: (i) the Bayou and Bayou Delta asset groups within the Bayou reporting unit (“Bayou Reporting Unit”); (ii) the France and Switzerland asset groups within the European Sewer and Water Rehabilitation (“Europe”) reporting unit; and (iii) the Singapore, Hong Kong, Malaysia and India asset groups within the Asia-Pacific Sewer and Water Rehabilitation (“Asia-Pacific”) reporting unit. The results of the Bayou Reporting Unit and its related asset groups are reported within the Corrosion Protection reportable segment. The results of Europe and Asia-Pacific and their related asset groups are reported within the Infrastructure Solutions reportable segment.
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
Additionally, the Company reviewed Bayou related intangible assets such as tradenames and customer relationships and found that the carrying amount of the customer relationship intangible asset at Bayou exceeded its fair value which resulted in a full impairment as of September 30, 2014. Accordingly, the Company recorded a $10.9 million impairment charge for the quarter and nine months ended September 30, 2014. The impairment charge was recorded to definite-lived intangible asset impairment in the Consolidated Statements of Operations.
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
As a result of the 2014 Restructuring, the Company evaluated the goodwill of its global operations affected by the restructuring initiative and determined that a triggering event had occurred. As such, the Company performed a goodwill impairment review for each affected reporting unit as of September 30, 2014. The Company’s reporting units adversely affected by the 2014 Restructuring were Bayou, Europe and Asia-Pacific. In accordance with the provisions of FASB ASC 350, the Company determined the fair value of its reporting units and compared such fair value to the carrying value of those reporting units. For all three reporting units, fair value exceeded carrying value.
The Company’s market capitalization is sensitive to the volatility of the Company’s stock price. During the third quarter of 2015, the market price of the Company’s stock price experienced high volatility ranging from a high of $19.77 to a low of $16.03, causing a decline in the Company’s enterprise market capitalization below its book value, which was $634.7 million as of September 30, 2015. However, the Company determined that a triggering event did not occur as this decline was deemed temporary based on: (i) the subsequent improvement in the stock price to $19.29 by October 30, 2015; (ii) the business results that the Company reported for the third quarter of 2015; and (iii) analyst indications that the stock market was undervaluing companies in its industry. If a decrease in the Company’s stock price and market capitalization continued over a sustained period, there could be a risk of future impairment charges.
Investments in Affiliated Companies
On March 31, 2014, the Company sold its forty-nine percent (49%) interest in Bayou Coating to Stupp, the holder of the remaining fifty-one percent (51%) interest in Bayou Coating. Stupp purchased the interest by exercising an existing option to acquire the Company’s interest in Bayou Coating at a purchase price equal to $9.1 million. During the first quarter of 2014, the difference between the Company’s recorded gross equity in earnings of affiliated companies of approximately $1.2 million and the final equity distribution settlement of $0.7 million resulted in a loss of approximately $0.5 million that was recorded to other income (expense) in the Consolidated Statement of Operations for the nine months ended September 30, 2014.
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
Investments in entities in which the Company does not have control or is not the primary beneficiary of a variable interest entity, and for which the Company has 20% to 50% ownership or has the ability to exert significant influence, are accounted for by the equity method. At September 30, 2015 and December 31, 2014, the investment in affiliated companies on the Company’s consolidated balance sheets was zero.
Net income presented below for the nine months ended September 30, 2014 includes Bayou Coating’s previously held forty-one percent (41%) interest in Bayou Delta, which is eliminated for purposes of determining the Company’s equity in earnings of affiliated companies because Bayou Delta was consolidated in the Company’s financial statements as a result of its additional ownership through another Company subsidiary.
The Company’s equity in earnings of affiliated companies for all periods presented below includes acquisition-related depreciation and amortization expense and is net of income taxes associated with these earnings. Financial data for the investment in affiliated companies for the nine months ended September 30, 2014 is summarized in the following table (in thousands):

Nine Months Ended
Income statement data (1)	September 30, 2014
Revenue	$9,088
Gross profit	3,489
Net income	2,413
Equity in earnings of affiliated companies	677
__________________________

(1)	Includes the results of Bayou Coating through the date of its sale, March 31, 2014.
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

Based on its evaluation of the above factors and judgments, as of September 30, 2015, the Company consolidated any VIEs in which it was the primary beneficiary.
Financial data for consolidated variable interest entities are summarized in the following table (in thousands):

Balance sheet data	September 30, 2015	December 31, 2014
Current assets	$47,970	$57,046
Non-current assets	39,938	43,165
Current liabilities	19,860	22,525
Non-current liabilities	29,457	36,155

	Nine Months Ended September 30,
Income statement data	2015	2014
Revenue	$22,037	$58,942
Gross profit	2,778	9,370
Net income	144	714
Newly Issued Accounting Pronouncements
In September 2015, the FASB issued guidance that requires acquirers in a business combination to recognize measurement period adjustments in the reporting period in which the adjustment amounts are determined. This is a change from the previous requirement that the adjustments be recorded retrospectively. The adoption of this standard is not expected to have a material impact on the Company’s presentation of its consolidated financial statements.
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
The 2014 Restructuring is expected to reduce future annual operating costs by approximately $11 million, with approximately $9 million in savings from Infrastructure Solutions and $2 million in savings from Corrosion Protection. The Company expected to achieve these future cost savings by (i) exiting certain unprofitable international locations for the Company’s Insituform business and consolidating the Company’s worldwide Fyfe business with the Company’s global Insituform business, all of which is in the Infrastructure Solutions segment; and (ii) eliminating certain idle facilities in the Company’s Bayou Louisiana operations, which is in the Company’s Corrosion Protection segment.

As of September 30, 2015, significant progress had been made against all of the aforementioned objectives. Headcount reductions to date total 86, of which 55 occurred in the first nine months of 2015. The Company expects minimal additional headcount reductions to occur throughout the remainder of 2015 as the Company substantially completes its 2014 Restructuring.
Since inception, the 2014 Restructuring has generated annual cost savings of approximately $10.8 million, which was in-line with the Company’s initial estimate, and consisted of approximately $8.4 million and $2.4 million of recognized savings within the Infrastructure Solutions and Corrosion Protection segments, respectively.
In December 2014, and in connection with the 2014 Restructuring, the Company sold its wholly-owned subsidiary, Ka-te, the Company’s Swiss contracting operation, to Marco Daetwyler Gruppe AG, a Swiss company. In connection with the sale, the Company entered into a five-year tube supply agreement whereby Ka-te will purchase liners from Insituform Lining. Ka-te will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period. The sale resulted in a loss of approximately $0.5 million that was recorded to other income (expense) in the Consolidated Statement of Operations during the fourth quarter of 2014.
In February 2015, and in connection with the 2014 Restructuring, the Company sold its wholly-owned subsidiary, VII, the Company’s French CIPP contracting operation, to certain employees of VII. In connection with the sale, the Company entered into a five-year exclusive tube supply agreement whereby VII will purchase liners from Insituform Lining. VII will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period. The sale resulted in a loss of approximately $2.9 million that was recorded to other income (expense) in the Consolidated Statement of Operations during the first quarter of 2015.
During the quarters and nine-month periods ended September 30, 2015 and 2014, the Company recorded pre-tax expense related to the 2014 Restructuring as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Severance and benefit related costs	$172	$—	$866	$—
Lease termination costs	—	—	168	—
Allowances for doubtful accounts	339	11,810	1,630	11,810
Inventory obsolescence	—	3,081	—	3,081
Fixed asset impairment	—	11,871	—	11,871
Definite-lived intangible asset impairment	—	10,896	—	10,896
Currency translation	44	—	864	—
Other restructuring costs (1)	943	2,295	7,202	2,295
Total pre-tax restructuring charges (2)	$1,498	$39,953	$10,730	$39,953
__________________________

(1)
Includes charges related to the the write-off of certain other assets, including the loss on the sale of the CIPP contracting operation in France in February 2015, professional fees and certain other restructuring charges.

(2)
All charges for the quarter and nine-month period ended September 30, 2015 relate to the Infrastructure Solutions reportable segment. For the quarter and nine-month period ended September 30, 2014, $22.2 million related to the Corrosion Protection reportable segment and $17.8 million related to the Infrastructure Solutions reportable segment.

Restructuring costs related to severance, other termination benefit costs and early lease termination costs for the quarter and nine-month period ended September 30, 2015 were $0.2 million and $1.0 million, respectively, and are reported on a separate line in the Consolidated Statements of Operations in accordance with FASB ASC 420, Exit or Disposal Cost Obligations.

The following tables summarize all charges related to the 2014 Restructuring recognized in the quarters and nine-month periods ended September 30, 2015 and 2014 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

	Quarter Ended September 30, 2015			Nine Months Ended September 30, 2015
	Other Non-Cash Restructuring Charges	Cash Restructuring Charges (Reversals)(1)	Total	Other Non-Cash Restructuring Charges (Reversals)	Cash Restructuring Charges (Reversals)(1)	Total
Cost of revenues	$1,678	$(17)	$1,661	$1,546	$1,097	$2,643
Operating expenses	(829)	386	(443)	441	3,748	4,189
Restructuring charges	—	172	172	—	1,034	1,034
Other expense	66	42	108	3,004	(140)	2,864
Total pre-tax restructuring charges (2)	$915	$583	$1,498	$4,991	$5,739	$10,730
__________________________

(1)	Cash charges consist of charges incurred during the period that will be settled in cash, either during the current period or future periods.

(2)	All charges for the quarter and nine-month period ended September 30, 2015 relate to the Infrastructure Solutions reportable segment.

	Quarter Ended September 30, 2014			Nine Months Ended September 30, 2014
	Other Non-Cash Restructuring Charges	Cash Restructuring Charges (Reversals)	Total	Other Non-Cash Restructuring Charges (Reversals)	Cash Restructuring Charges (Reversals)	Total
Cost of revenues (1)	$14,940	$—	$14,940	$14,940	$—	$14,940
Operating expenses (2)	14,117	—	14,117	14,117	—	14,117
Definite-lived intangible asset impairment (3)	10,896	—	10,896	10,896	—	10,896
Total pre-tax restructuring charges	$39,953	$—	$39,953	$39,953	$—	$39,953
__________________________

(1)
Includes charges of $11.3 million related to the Corrosion Protection reportable segment and $3.6 million related to the Infrastructure Solutions reportable segment for the quarter and nine-month period ended September 30, 2014.

(2)	All charges for the quarter and nine-month period ended September 30, 2014 relate to the Infrastructure Solutions reportable segment.

(3)	All charges for the quarter and nine-month period ended September 30, 2014 relate to the Corrosion Protection reportable segment.
Total pre-tax restructuring charges to date were $60.2 million ($45.0 million post-tax) and consisted of non-cash charges totaling $48.8 million and cash charges totaling $11.4 million. The non-cash charges of $48.8 million included $22.2 million related to the impairment of certain long-lived assets and definite-lived intangible assets for Bayou’s coatings operation in Louisiana, which is reported in the Corrosion Protection reportable segment, and $26.6 million related to inventory obsolescence, impairment of definite-lived intangible assets, allowances for doubtful accounts receivable, currency translation adjustments, write-off of certain other current assets and long-lived assets as well as legal accruals related to work performed by our European and Asia-Pacific operations, which are reported in the Infrastructure Solutions reportable segment. The cash charges of $11.4 million included employee severance, retention, extension of benefits, employment assistance programs, early lease termination costs and other costs associated with the restructuring of Insituform’s European and Asia-Pacific operations and Fyfe’s worldwide business.
Estimated remaining cash costs to be incurred in 2015 for the 2014 Restructuring are approximately $0.5 million related to severance and benefits costs and other restructuring costs. The Company also expects to incur additional non-cash charges throughout the remainder of 2015, primarily related to potential reversals of cumulative currency translation adjustments, as the Company concludes its 2014 Restructuring and exits these businesses.

The following table summarizes the 2014 Restructuring activity during the first nine months of 2015 (in thousands):

				Utilized
	Reserves at December 31, 2014	Charge to Income	Foreign Currency Translation	Cash(1)	Non-Cash	Reserves at September 30, 2015
Severance and benefit related costs	$466	$866	$(7)	$1,205	$—	$120
Lease termination expenses	—	168	(2)	166	—	—
Allowances for doubtful accounts	11,464	1,630	(321)	—	3,863	8,910
Currency translation	—	864	—	—	864	—
Other restructuring costs	2,496	7,202	(67)	4,045	3,968	1,618
Total pre-tax restructuring charges	$14,426	$10,730	$(397)	$5,416	$8,695	$10,648
__________________________

(1)	Refers to cash utilized to settle charges, either those reserved at December 31, 2014 or charged to income during the first nine months of 2015.

4.    SHARE INFORMATION
Earnings per share have been calculated using the following share information:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average number of common shares used for basic EPS	36,245,193	37,406,061	36,670,565	37,752,472
Effect of dilutive stock options and restricted and deferred stock unit awards	336,636	—	290,021	360,317
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	36,581,829	37,406,061	36,960,586	38,112,789
The Company excluded 270,190 and 200,665 stock options for the quarters ended September 30, 2015 and 2014, respectively, and 280,552 and 200,665 stock options for the nine-month periods ended September 30, 2015 and 2014, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period. The Company excluded 312,091 stock options and restricted and deferred stock units for the quarter ended September 30, 2014 from the diluted earnings per share calculation for the Company’s common stock because of the reported net loss for the quarter.

5.    GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill and identified intangible assets consist of the following:
Goodwill

(in thousands)
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Beginning balance at January 1, 2015	$177,275	$39,500	$76,248	$293,023
Additions to goodwill through acquisitions (1)	—	—	3,998	3,998
Foreign currency translation	(2,579)	(1,293)	—	(3,872)
Balance at September 30, 2015	$174,696	$38,207	$80,246	$293,149
__________________________

(1)
During the first and second quarters of 2015, the Company recorded goodwill of $3.6 million and $0.4 million, respectively, related to the acquisition of Schultz Mechanical Contractors, Inc. (see Note 1).

Identified Intangible Assets

(in thousands)		September 30, 2015			December 31, 2014
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	5	$3,896	$(3,237)	$659	$3,908	$(3,131)	$777
Backlog	0	4,713	(4,713)	—	4,731	(4,731)	—
Leases	12	2,067	(729)	1,338	2,067	(623)	1,444
Trademarks (1)	15	22,496	(5,995)	16,501	21,722	(5,199)	16,523
Non-competes (1)	3	1,210	(917)	293	1,140	(839)	301
Customer relationships (1)	13	164,930	(39,464)	125,466	163,386	(32,196)	131,190
Patents and acquired technology	14	55,423	(22,373)	33,050	54,090	(22,052)	32,038
		$254,735	$(77,428)	$177,307	$251,044	$(68,771)	$182,273
__________________________

(1)
During the first quarter of 2015, the Company recorded customer relationships, trademarks and non-competes of $2.3 million, $0.7 million and $0.1 million, respectively, related to the acquisition of Schultz Mechanical Contractors, Inc. (see Note 1).

Amortization expense was $3.5 million and $3.6 million for the quarters ended September 30, 2015 and 2014, respectively, and $9.9 million and $10.6 million for the nine-month periods ended September 30, 2015 and 2014, respectively. Estimated amortization expense by year is as follows (in thousands):

2015	$13,200
2016	13,243
2017	13,250
2018	13,079
2019	12,936

6.    LONG-TERM DEBT AND CREDIT FACILITY
Financing Arrangements
In July 2013, the Company entered into a $650.0 million senior secured credit facility (the “Credit Facility”) with a syndicate of banks. Bank of America, N.A. served as the administrative agent. Merrill Lynch Pierce Fenner & Smith Incorporated, JPMorgan Securities LLC and U.S. Bank National Association acted as joint lead arrangers and joint book managers in the syndication of the Credit Facility. The Credit Facility consisted of a $300.0 million five-year revolving line of credit and an initial $350.0 million five-year term loan facility, each with a maturity date of July 1, 2018.
Generally, interest was charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company also could opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also was based on the Company’s consolidated leverage ratio. The applicable one month LIBOR borrowing rate (LIBOR plus the Company’s applicable rate) as of September 30, 2015 was approximately 2.06%.
The Company’s indebtedness at September 30, 2015 consisted of $273.2 million outstanding from the $350.0 million term loan under the Credit Facility and $71.5 million on the line of credit under the Credit Facility. Additionally, the Company designated $11.6 million of debt held by its joint venture partners (representing funds loaned by its joint venture partners) as third-party debt in the consolidated financial statements and held $0.1 million of third-party notes and bank debt at September 30, 2015.
Beginning with the year ended December 31, 2014, the Credit Facility required an annual mandatory prepayment against the term loan obligation in an amount equal to 50% of the Excess Cash Flow, as defined by the Credit Facility, if the Company’s Consolidated Leverage Ratio was greater than 2.50 to 1.0, as of the end of that fiscal year. The Company’s Consolidated Leverage Ratio at December 31, 2014 was 2.90 to 1.0. On March 31, 2015, the Company made the required term loan prepayment in the amount of $26.5 million, utilizing $26.0 million from the line of credit to fund the term loan prepayment obligation.
As of September 30, 2015, the Company had $37.2 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $16.4 million was collateral for the benefit of certain of our insurance carriers and $20.8 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
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
At September 30, 2015 and December 31, 2014, the estimated fair value of the Company’s long-term debt was approximately $357.0 million and $377.0 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 12.
In July 2013, the Company entered into an interest rate swap agreement for a notional amount of $175.0 million that was set to expire in July 2016. The notional amount of this swap mirrored the amortization of a $175.0 million portion of the Company’s $350.0 million term loan drawn from the Credit Facility. The swap required the Company to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount and provided for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same notional amount. The annualized borrowing rate of the swap at September 30, 2015 was 2.87%. The receipt of the monthly LIBOR-based payment offset a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of the Company’s term loan from the Credit Facility. This interest rate swap was used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and was accounted for as a cash flow hedge.
The Credit Facility was subject to certain financial covenants including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. On October 6, 2014, the Company amended the Credit Facility’s defined terms for income and fixed charges to allow for the add-back of certain cash and non-cash charges related to the 2014 Restructuring when calculating the Company’s compliance with the consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to specifically defined terms and methods of calculation set forth in the Credit Facility’s credit agreement, as amended, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•
Consolidated financial leverage ratio compares consolidated funded indebtedness to Credit Facility defined income. The maximum amount decreased, as scheduled, to not more than 3.25 to 1.00 effective with the quarter ended September 30, 2015. At September 30, 2015, the Company’s consolidated financial leverage ratio was 2.97 to 1.00, and using the Credit Facility defined income, the Company had the capacity to borrow up to approximately $34.4 million of additional debt.

•
Consolidated fixed charge coverage ratio compares Credit Facility defined income to Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At September 30, 2015, the Company’s fixed charge ratio was 1.34 to 1.00.

At September 30, 2015, the Company was in compliance with all of its debt and financial covenants as required under the Credit Facility.
For information regarding the Company’s amended and restated credit facility, effective October 30, 2015, refer to Note 13 Subsequent Event of this report.

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
During the nine months ended September 30, 2015, the Company acquired 1,091,122 shares of the Company’s common stock for $20.0 million ($18.33 average price per share) through the open market repurchase program discussed above and 32,225 shares of the Company’s common stock for $0.5 million ($16.96 average price per share) in connection with the satisfaction of tax obligations from the vesting of restricted stock and the exercise of stock options. In addition, during the nine months ended September 30, 2015, the Company acquired 88,834 shares of the Company’s common stock in connection with “net, net” exercises of employee stock options for a gross value of $1.4 million ($0.1 million in cash value). Once repurchased, the Company immediately retired all such shares.
Equity-Based Compensation Plans
At September 30, 2015, the Company had two active equity-based compensation plans under which awards may be made, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. The Company’s 2013 Employee Equity Incentive Plan (the “2013 Employee Plan”) has 2,895,000 shares of the Company’s common stock reserved for issuance and, at September 30, 2015, 1,032,480 shares of common stock were available for issuance. The Company’s 2011 Non-Employee Director Equity Incentive Plan (“2011 Director Plan”) has 250,000 shares of the Company’s common stock registered for issuance and, at September 30, 2015, 71,566 shares of common stock were available for issuance.
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
The following table summarizes all stock award activity during the nine months ended September 30, 2015:

	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2015	767,540	$21.93
Restricted shares awarded	—	—
Restricted stock units awarded	700,171	17.26
Restricted shares distributed	(88,901)	19.16
Restricted stock units distributed	(12,326)	19.56
Restricted shares forfeited	(50,552)	23.41
Restricted stock units forfeited	(42,630)	19.59
Outstanding at September 30, 2015	1,273,302	$19.60
Expense associated with stock awards was $2.2 million and $1.0 million for the quarters ended September 30, 2015 and 2014, respectively, and $5.8 million and $2.8 million for the nine-month periods ended September 30, 2015 and 2014, respectively. Unrecognized pre-tax expense of $15.9 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.04 years for awards outstanding at September 30, 2015.
Deferred Stock Unit Awards
Deferred stock units are generally awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and are generally fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.

The following table summarizes all deferred stock unit activity during the nine months ended September 30, 2015:

	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2015	221,471	$20.10
Awarded	52,287	18.61
Distributed	(27,779)	18.76
Outstanding at September 30, 2015	245,979	$19.93
Expense associated with awards of deferred stock units was immaterial for the quarters ended September 30, 2015 and 2014, respectively, and $1.0 million and $0.8 million, for the nine months ended September 30, 2015 and 2014, respectively.
Stock Options
Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.
The following table summarizes all stock option activity during the nine months ended September 30, 2015:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2015	503,134	$18.18
Granted	—	—
Exercised	(109,344)	13.40
Canceled/Expired	(5,546)	24.21
Outstanding at September 30, 2015	388,244	$19.45
Exercisable at September 30, 2015	384,790	$19.46
Expense associated with stock option grants was $0.0 million and $0.1 million in the quarters ended September 30, 2015 and 2014, respectively, and $0.1 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively. Unrecognized pre-tax expense related to stock option grants was less than $0.1 million and expected to be recognized in less than one year.
Financial data for stock option exercises are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2015	2014
Amount collected from stock option exercises	$1,465	$8,614
Total intrinsic value of stock option exercises	282	3,771
Tax shortfall of stock option exercises recorded in additional paid-in-capital	109	6
Aggregate intrinsic value of outstanding stock options	379	2,381
Aggregate intrinsic value of exercisable stock options	379	2,138
The intrinsic value calculations are based on the Company’s closing stock price of $16.48 and $22.25 on September 30, 2015 and 2014, respectively.

The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term. There were no stock options awarded during the nine-month period ended September 30, 2015. The fair value of stock options awarded during the nine-month period ended September 30, 2014 was estimated at the date of grant based on the assumptions presented in the table below:

Nine Months Ended September 30, 2014
Grant-date fair value	$11.27
Volatility	41.6%
Expected term (years)	7.0
Dividend yield	—%
Risk-free rate	2.3%

8.    TAXES ON INCOME
The effective tax rates in the quarters and nine-month periods ended September 30, 2015 and 2014 were unfavorably impacted by a relatively small income tax benefit recorded on pre-tax charges related to the 2014 Restructuring and the impact of discrete tax items that were related to non-deductible restructuring charges.
The Company’s effective tax rate for continuing operations was 29.1% and 31.4% in the quarter and nine-month period ended September 30, 2015, respectively. In addition to the items noted in the preceding paragraph, the effective tax rate on pre-tax income was also negatively influenced by recording no tax benefit on losses in jurisdictions where valuation allowances were recorded against deferred tax assets. For the quarter and nine-month period ended September 30, 2014, the Company’s effective tax rate for continuing operations was 7.8% and 88.3%, respectively. The low effective tax rate on the pre-tax loss and the high effective tax rate on pre-tax income for the quarter and nine-month period ended September 30, 2014, respectively, were negatively influenced by recording no tax benefit on losses in jurisdictions where valuation allowances were recorded against deferred tax assets.

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
Contingencies
In connection with the Brinderson acquisition, certain pre-acquisition matters were identified in 2014 whereby a loss is both probable and reasonably estimable. The Company identified the range of possible loss from zero to $24 million. The Company establishes liabilities in accordance with FASB ASC Subtopic No. 450-20, Contingencies – Loss Contingencies, and accordingly, recorded a $14.5 million accrual for such matters in the second quarter of 2014 as part of its purchase price accounting for Brinderson.
During 2015, the Company made payments totaling $1.7 million related to the Brinderson pre-acquisition matters. Additionally, during 2015, the Company reached preliminary settlements or closed certain outstanding matters and, accordingly, lowered its accrual for such matters by $0.8 million, which resulted in an offset to operating expense in the Consolidated Statement of Operations. The remaining accrual of $12.0 million as of September 30, 2015 represented the Company’s reasonable estimate of probable loss related to the Brinderson pre-acquisition matters. The Company believes it has meritorious defenses against certain of these remaining matters.
Purchase Commitments
The Company had no material purchase commitments at September 30, 2015.

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
The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at September 30, 2015 on its consolidated balance sheet.

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
The following disaggregated financial results have been prepared using a management approach that is consistent with the basis and manner with which management internally disaggregates financial information for the purpose of making internal operating decisions. Financial results for discontinued operations have been removed for all periods presented, and prior year periods have been recast to conform to the current year presentation. The Company evaluates performance based on stand-alone operating income (loss).
Financial information by segment was as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Infrastructure Solutions	$149,606	$152,628	$421,170	$422,212
Corrosion Protection	121,392	120,157	329,157	331,088
Energy Services	85,597	77,353	252,530	225,940
Total revenues	$356,595	$350,138	$1,002,857	$979,240

Gross profit:
Infrastructure Solutions (1)	$38,428	$34,559	$106,074	$96,064
Corrosion Protection (2)	27,595	17,842	70,311	67,017
Energy Services	11,098	11,538	31,979	33,839
Total gross profit	$77,121	$63,939	$208,364	$196,920

Operating income (loss):
Infrastructure Solutions (3)	$16,255	$(3,729)	$35,701	$10,605
Corrosion Protection (4)	6,886	(14,082)	8,323	(5,114)
Energy Services	1,797	3,877	4,562	10,328
Total operating income (loss)	$24,938	$(13,934)	$48,586	$15,819
_______________________

(1)
Includes charges related to the 2014 Restructuring of $1.7 million and $3.6 million in the quarters ended September 30, 2015 and 2014, respectively; and $2.6 million and $3.6 million in the nine months ended September 30, 2015 and 2014, respectively (see Note 3).

(2)	Includes charges of $11.3 million in the quarter and nine months ended September 30, 2014 related to the 2014 Restructuring (see Note 3).

(3)
Includes charges related to the 2014 Restructuring of $1.4 million and $17.7 million in the quarters ended September 30, 2015 and 2014, respectively; and $7.9 million and $17.7 million in the nine months ended September 30, 2015 and 2014, respectively (see Note 3).

(4)	Includes charges of $22.2 million in the quarter and nine months ended September 30, 2014 related to the 2014 Restructuring (see Note 3).
The following table summarizes revenues, gross profit and operating income by geographic region (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues (1):
United States	$267,001	$242,795	$742,976	$681,043
Canada	45,340	55,742	131,391	139,817
Europe	14,905	20,096	42,668	63,887
Other foreign	29,349	31,505	85,822	94,493
Total revenues	$356,595	$350,138	$1,002,857	$979,240

Gross profit:
United States	$56,243	$40,507	$148,736	$132,790
Canada	9,998	13,893	30,677	32,889
Europe	4,025	3,544	12,085	12,846
Other foreign	6,855	5,995	16,866	18,395
Total gross profit	$77,121	$63,939	$208,364	$196,920

Operating income (loss):
United States	$11,464	$(12,955)	$19,188	$604
Canada	6,258	10,359	19,700	21,911
Europe	570	(687)	2,511	692
Other foreign	6,646	(10,651)	7,187	(7,388)
Total operating income (loss)	$24,938	$(13,934)	$48,586	$15,819
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
As of December 31, 2014, the Company finalized the liquidation for the BWW business, and accordingly, had no impact from discontinued operations in the financial results during the first nine months of 2015.

12.    DERIVATIVE FINANCIAL INSTRUMENTS
As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, a gain or loss is recorded in the consolidated statements of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During each of the quarters ended September 30, 2015 and 2014, the Company recorded less than $0.1 million as a gain on the consolidated statements of operations in the other income (expense) line item upon settlement of the cash flow hedges. At September 30, 2015, the Company recorded a net deferred gain of $0.1 million related to the cash flow hedges in other current assets and other comprehensive income on the consolidated balance sheets and on the foreign currency translation adjustment and derivative transactions line of the consolidated statements of equity. The Company presents derivative instruments in the consolidated financial statements on a gross basis. The gross and net difference of derivative instruments are considered to be immaterial to the financial position presented in the financial statements.
The Company engages in regular inter-company trade activities and receives royalty payments from its wholly-owned Canadian entities, paid in Canadian dollars, rather than the Company’s functional currency, U.S. dollars. The Company utilizes foreign currency forward exchange contracts to mitigate the currency risk associated with the anticipated future payments from its Canadian entities.
In July 2013, the Company entered into an interest rate swap agreement for a notional amount of $175.0 million that was set to expire in July 2016. The notional amount of this swap mirrored the amortization of a $175.0 million portion of the Company’s $350.0 million term loan drawn from the Credit Facility. The swap required the Company to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount, and provided for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the same notional amount. The annualized borrowing rate of the swap at September 30, 2015 was 2.87%. The receipt of the monthly LIBOR-based payment offset a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of the Company’s term loan from the Credit Facility. This interest rate swap was used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and was accounted for as a cash flow hedge.
For information regarding the Company’s amended and restated credit facility and new swap agreement, both effective October 30, 2015, refer to Note 13 Subsequent Event of this report.
The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs as defined below (in thousands):

Designation of Derivatives	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$114	$26
	Total Assets	$114	$26

Interest Rate Swaps	Other non-current liabilities	$635	$729
	Total Liabilities	$635	$729

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$188	$62
	Total Assets	$188	$62

	Total Derivative Assets	$302	$88
	Total Derivative Liabilities	635	729
	Total Net Derivative Liability	$(333)	$(641)
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

The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement at September 30, 2015 and December 31, 2014 (in thousands):

	Total Fair Value at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$302	$—	$302	$—
Total	$302	$—	$302	$—

Liabilities:
Interest Rate Swap	$635	$—	$635	$—
Total	$635	$—	$635	$—

	Total Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$88	$—	$88	$—
Total	$88	$—	$88	$—

Liabilities:
Interest Rate Swap	$729	$—	$729	$—
Total	$729	$—	$729	$—
The following table summarizes the Company’s derivative positions at September 30, 2015:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Canadian Dollar/USD	Sell	$1,039,501	0.1	1.33
USD/ERUO	Sell	$720,162	0.3	1.12
Australian Dollar/USD	Sell	$2,519,435	0.1	0.70
USD/British Pound	Sell	£1,900,000	0.1	1.51
EURO/British Pound	Sell	£8,000,000	0.2	0.74
Interest Rate Swap		$149,843,750	0.8
The Company had no transfers between Level 1, 2 or 3 inputs during the nine months ended September 30, 2015. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which are based on Level 2 inputs as previously defined.

13.    SUBSEQUENT EVENT
On October 30, 2015, the Company entered into an amended and restated $650.0 million senior secured credit facility (the “New Credit Facility”) with a syndicate of banks. Bank of America, N.A. served as the sole administrative agent and JP Morgan Chase Bank, N.A. and U.S. Bank National Association acted as co-syndication agents. Merrill Lynch Pierce Fenner & Smith Incorporated, JPMorgan Securities LLC and U.S. Bank National Association acted as joint lead arrangers and joint book managers in the syndication of the New Credit Facility.
The New Credit Facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility. The Company drew the entire term loan from the New Credit Facility on October 30, 2015 to (i) retire $344.7 million in indebtedness outstanding under the Company’s prior credit facility; (ii) fund expenses associated with the New Credit Facility; and (iii) for general corporate purposes. This New Credit Facility replaced the Company’s $650.0 million credit facility entered into on July 1, 2013.
The Company paid approximately $4.4 million for arranging fees, up-front lending fees and other expenses associated with the New Credit Facility.
Generally, interest will be charged on the principal amounts outstanding under the New Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable one month LIBOR borrowing rate (LIBOR plus the Company’s applicable rate) as of October 30, 2015 was 2.19%.
The New Credit Facility includes a provision permitting the Company, by notice to Bank of America, N.A., as administrative agent, to increase either the revolving credit line or the term loan with additional commitments of up to $250.0 million from either the existing lending banks or additional financial institutions.
Also on October 30, 2015, the Company entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020. The notional amount of this swap mirrors the amortization of a $262.5 million portion of the Company’s $350.0 million term loan drawn from the New Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $262.5 million notional amount. The annualized borrowing rate of the swap at closing was 3.46%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of the Company’s term loan from the New Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and will be accounted for as a cash flow hedge.
The New Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the New Credit Facility’s credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•
Consolidated financial leverage ratio compares consolidated funded indebtedness to New Credit Facility defined income. The initial maximum amount was not to initially exceed 3.75 to 1.00 and will decrease periodically at scheduled reporting periods to not more than 3.50 to 1.00 beginning with the quarter ending March 31, 2017.

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
Our long-term strategy:
Aegion has and will continue to be a valued partner to our customers. It is our objective over time to enhance ongoing relationships and grow the portion of our revenue that comes from being a resource for recurring maintenance, operations, data-collection and monitoring. To do so, we seek to expand our portfolio to include more comprehensive services and technologies, including a geospatial information system and integrity management process, which would be utilized to gather, store and manage data. In turn, we expect to offer new services that would allow data validation, enhanced analytics, predictive maintenance and regulatory compliance. Meanwhile, more automated data gathering, storage and visualization would improve our efficiency in operations and standardize our proposals, processes and reporting format.
In addition, we are organized into three operating segments, which are also our reportable segments: Infrastructure Solutions; Corrosion Protection; and Energy Services. Each segment is led by a unique leadership team and has an operating president who reports to our chief executive officer. See Note 10 to the consolidated financial statements contained in this report for further discussion of our reportable segments.
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
Corrosion Protection – Investment in North America’s pipeline infrastructure is required to transport product from non-conventional oil and gas fields, the Gulf of Mexico deep-water reserves and the oil and gas shale reserves, to end markets in a safe and environmentally correct manner. Corrosion Protection has a broad portfolio of technologies and services to protect pipelines, including cathodic protection, linings, coatings and an increasing offering of inspection and repair capabilities. We provide solutions to customers to enhance the safety, environmental integrity, reliability and compliance of their pipelines in the oil and gas market. We will seek to license or acquire new technologies based on the needs of our customers, those of which would benefit from our market-leading presence and distribution channel.
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

Business Outlook
As we look to the remainder of 2015, the majority of our business is well positioned for stability and growth within the municipal water and wastewater, commercial infrastructure and the United States midstream pipeline and downstream refining end markets. We anticipate that we will continue to be affected by the sharp decline in crude oil prices as 15% to 20% of our total revenues are dedicated to the upstream energy market. We also have exposure to the energy market in Canada and are dealing with the consequences of the strong U.S. dollar. In 2014, approximately 30% of our business was outside of the U.S., with about half of that in Canada and a significant amount in Australia. The Canadian dollar and the Australian dollar, along with the British pound and euro, have declined significantly over the past year against the U.S. dollar. While the fourth quarter of 2015 promises to be solid, we expect the quarter’s financial performance to come in well below the prior year quarter due to a stronger U.S. dollar, lower pipe lining and coating backlog in Canada, and the usual seasonal uncertainty of early winter weather. For the full year 2015, the headwinds in the Corrosion Protection and Energy Services businesses, due to the uncertainty in the oil markets, are expected to be offset, to a large degree, by the anticipated 2015 growth in Infrastructure Solutions’ earnings and the estimated annual savings from the realignment and restructuring plan.
The Infrastructure Solutions segment is having a strong year in 2015 in terms of operating income growth, particularly in North America where our contract win rate has grown in 2015. The market has also experienced mid-single digit growth in 2015. While revenues compared to 2014 are expected to be down for the International cured-in-place pipe (“CIPP”) business, we have eliminated the losses associated in those markets included in the restructuring. We have seen approximately $8.4 million of annual cost savings from the restructuring efforts within Infrastructure Solutions. With this backdrop, Infrastructure Solutions is expected to grow operating income significantly in 2015. We expect to see continued favorable market trends in the near term.
Corrosion Protection anticipates continued pipeline infrastructure investment in 2015 for the midstream oil and gas pipeline market in North America. While we have recently seen some slowdown in the release of work in our corrosion engineering and cathodic protection business, we continue to see solid near-term prospects for the business, particularly in North America. However, the Corrosion Protection market in Canada is under pressure due to the declining price of oil. This is a critical market for all of our businesses, and customers have already curtailed spending in certain upstream activities. The pipe ordering season in Canada begins during the summer months and the pace of orders has been significantly down for the 2015/2016 winter construction season, which affects our coatings business. In contrast, our coatings business in Louisiana has experienced growth with a number of recent project awards, including a number of large projects related to offshore pipeline development in the Gulf of Mexico.
The Energy Services segment expects the downstream market to generate strong results in 2015 as demand and favorable pricing for refined petroleum products are expected to remain robust. Demand in the California San Joaquin Valley, Energy Services’ largest upstream market, has been affected by a reduction in capital and maintenance expenditures. We expect these same trends to continue in the near-term given current oil prices and expected production levels.

For 2016, we believe market conditions appear to be favorable for the Infrastructure Solutions segment. The Energy Services segment has the potential to balance anticipated downstream and upstream market conditions. While subject to customer timing of project activity, the Corrosion Protection segment should benefit from increased investments in the North American midstream pipeline market. However, we expect 2016 to result in a second year of lower spending for upstream capital investment and maintenance, which will continue to affect portions of our Corrosion Protection and Energy Services segments.

Acquisitions/Strategic Initiatives/Divestitures
2014 Restructuring
On October 6, 2014, our board of directors approved a realignment and restructuring plan (the “2014 Restructuring”) to improve gross margins and profitability in the long term by exiting low-return markets and reducing the size and cost of our overhead structure.
The 2014 Restructuring is expected to reduce future annual operating costs by approximately $11 million, with approximately $9 million in savings from Infrastructure Solutions and $2 million in savings from Corrosion Protection. We expected to achieve these future cost savings by (i) exiting certain unprofitable international locations for our Insituform business and consolidating our worldwide Fyfe business with our global Insituform business, all of which is in the Infrastructure Solutions segment; and (ii) eliminating certain idle facilities in our Bayou Louisiana operations, which is in the Company’s Corrosion Protection segment.
As of September 30, 2015, significant progress had been made against all of the aforementioned objectives. Headcount reductions to date total 86, of which 55 occurred in the first nine months of 2015. We expect minimal additional headcount reductions to occur throughout the remainder of 2015 as we substantially complete our 2014 Restructuring.
Since inception, the 2014 Restructuring has generated annual cost savings of approximately $10.8 million, which was in-line with the our initial estimate, and consisted of approximately $8.4 million and $2.4 million of recognized savings within the Infrastructure Solutions and Corrosion Protection segments, respectively.
In December 2014, and in connection with the 2014 Restructuring, we sold our wholly-owned subsidiary, Ka-te, our Swiss contracting operation, to Marco Daetwyler Gruppe AG, a Swiss company. In connection with the sale, we entered into a five-year tube supply agreement whereby Ka-te will purchase liners from Insituform Lining. Ka-te will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period. The sale resulted in a loss of approximately $0.5 million that was recorded to other income (expense) in the Consolidated Statement of Operations during the fourth quarter of 2014. See the consolidated financial statements contained in this report for further information.
In February 2015, and in connection with the 2014 Restructuring, we sold our wholly-owned subsidiary, VII, our French CIPP contracting operation, to certain employees of VII. In connection with the sale, we entered into a five-year exclusive tube supply agreement whereby VII will purchase liners from Insituform Lining. VII will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period. The sale resulted in a loss of approximately $2.9 million that was recorded to other income (expense) in the Consolidated Statement of Operations during the first quarter of 2015. See the consolidated financial statements contained in this report for further information.
Total pre-tax restructuring charges since inception were $60.2 million ($45.0 million post-tax) and consisted of non-cash charges totaling $48.8 million and cash charges totaling $11.4 million. The non-cash charges of $48.8 million included $22.2 million related to the impairment of certain long-lived assets and definite-lived intangible assets for Bayou’s coating operation in Louisiana, which is reported in our Corrosion Protection reportable segment, and $26.6 million related to inventory obsolescence, impairment of definite-lived intangible assets, allowances for doubtful accounts receivable, currency translation adjustments, write-off of certain other current assets and long-lived assets as well as legal accruals related to work performed by our European and Asia-Pacific operations, which are reported in our Infrastructure Solutions reportable segment. The cash charges of $11.4 million included employee severance, retention, extension of benefits, employment assistance programs, early lease termination costs and other costs associated with the restructuring of Insituform’s European and Asia-Pacific operations and Fyfe’s worldwide business.
Estimated remaining cash costs to be incurred in 2015 for the 2014 Restructuring are approximately $0.5 million and relate to severance and benefits costs and other restructuring costs. We also expect to incur additional non-cash charges throughout the remainder of 2015, primarily related to potential reversals of cumulative currency translation adjustments, as we conclude our 2014 Restructuring and exit these markets.
See Notes 1 and 3 to the consolidated financial statements contained in this report for a detailed discussion regarding acquisitions, strategic initiatives and divestitures.

Results of Operations – Quarters and Nine-Month Periods Ended September 30, 2015 and 2014
Overview – Consolidated Results
Key financial data for our consolidated operations was as follows:

(dollars in thousands)	Quarters Ended September 30,			Increase (Decrease)
	2015		2014	$	%
Revenues	$356,595		$350,138	$6,457	1.8%
Gross profit	77,121		63,939	13,182	20.6
Gross profit margin	21.6%		18.3%	n/a	330	bp
Operating expenses	51,554		66,977	(15,423)	(23.0)
Definite-lived intangible asset impairment	—		10,896	(10,896)	(100.0)
Acquisition-related expenses	457		—	457	100.0
Restructuring charges	172		—	172	100.0
Operating income (loss)	24,938		(13,934)	38,872	279.0
Operating margin	7.0%		(4.0)%	n/a	1,100	bp
Income (loss) from continuing operations	14,750	—	(16,924)	31,674	187.2

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Revenues	$1,002,857	$979,240	$23,617	2.4%
Gross profit	208,364	196,920	11,444	5.8
Gross profit margin	20.8%	20.1%	n/a	70	bp
Operating expenses	157,964	169,666	(11,702)	(6.9)
Definite-lived intangible asset impairment	—	10,896	(10,896)	(100.0)
Acquisition-related expenses	780	539	241	44.7
Restructuring charges	1,034	—	1,034	100.0
Operating income	48,586	15,819	32,767	207.1
Operating margin	4.8%	1.6%	n/a	320	bp
Income from continuing operations	24,793	355	24,438	6,883.9

Overview
Throughout much of 2015, our Infrastructure Solutions segment has experienced increased revenues and expanded gross margins due to favorable market conditions, improved execution, increased productivity and manufacturing efficiencies. Infrastructure Solutions has also seen improved profitability resulting from the benefits of the 2014 Restructuring. Additionally, the downstream portion of our Energy Services segment remained solid due to continued strong refining production, which has had a positive impact on our revenues and gross profit during the year.
Market conditions in portions of our Corrosion Protection and Energy Services segments, however, have been challenging in recent periods due to lower oil prices, which have negatively impacted our customers’ spending patterns. As it is likely that depressed oil and gas prices may continue for some time, we continue to evaluate and position our upstream businesses to better meet these market conditions. Decreased revenues in portions of our Corrosion Protection and Energy Services segments, caused by controlled spending by certain upstream customers, have negatively impacted revenues and gross profit. In addition, we have seen compressed gross margins, primarily due to underutilized labor and equipment and reduced overtime hours.
Consolidated income from continuing operations increased $31.7 million, or 187.2%, to $14.8 million in the third quarter of 2015 compared to a loss of $16.9 million in the third quarter of 2014. Included within the results for the third quarters of 2015 and 2014 were pre-tax charges of $1.5 million ($1.2 million post-tax) and $40.0 million ($33.0 million post-tax), respectively, related to the 2014 Restructuring. Excluding 2014 Restructuring charges, consolidated income from continuing operations was $15.9 million in the third quarter of 2015, a decrease of $0.2 million, or 1.2%, from $16.1 million in the third quarter of 2014.
Consolidated income from continuing operations increased $24.4 million, or 6,883.9%, to $24.8 million in the first nine months of 2015 compared to $0.4 million in the first nine months of 2014. Included within the results for the first nine months of 2015 and 2014 were pre-tax charges of $10.7 million ($8.8 million post-tax) and $40.0 million ($33.0 million post-tax), respectively, related to the 2014 Restructuring. Excluding 2014 Restructuring charges, consolidated income from continuing operations was $33.6 million in the first nine months of 2015, an increase of $0.2 million, or 0.6%, from $33.4 million in the first nine months of 2014.
Revenues
Revenues increased $6.5 million, or 1.8%, in the third quarter of 2015 compared to the third quarter of 2014. As part of the 2014 Restructuring, we exited, or were in the process of exiting, certain operations (or “restructured operations”) located in Europe and Asia-Pacific within the Infrastructure Solutions segment during the first nine months of 2015. Excluding revenues from restructured operations, revenues increased $11.4 million, or 3.3%, in the third quarter of 2015 compared to the third quarter of 2014.
Revenues increased $23.6 million, or 2.4%, in the first nine months of 2015 compared to the first nine months of 2014. Excluding revenues from restructured operations, revenues increased $39.5 million, or 4.1%, in the first nine months of 2015 compared to the first nine months of 2014.
The increase in revenues in the third quarter and first nine months of 2015 compared to the prior year periods was primarily due to increased contracting activity in our Infrastructure Solutions segment and increased maintenance and turnaround services activity in our downstream operations within our Energy Services segment. Partially offsetting these increases was a decrease in certain operations within our Corrosion Protection and Energy Services segments that primarily service the upstream energy sector, which has been adversely impacted by lower oil prices.
During the first nine months of 2015, we continued to experience a strengthening of the U.S. dollar, which caused a substantial decrease with respect to certain functional currencies and their relation to the U.S. dollar (most notably the Canadian dollar, Australian dollar, British pound and euro). The negative impact of currency fluctuations on consolidated revenues was $15.2 million and $36.5 million during the third quarter and first nine months of 2015, respectively, as compared to the same periods in 2014.
Gross Profit and Gross Profit Margin
Gross profit increased $13.2 million, or 20.6%, and gross profit margin improved 330 basis points in the third quarter of 2015 compared to the third quarter of 2014. As part of the 2014 Restructuring, we recognized charges of $1.7 million and $14.9 million in the third quarters of 2015 and 2014, respectively. The charges in the third quarter of 2015 related to long-lived asset impairments within our Infrastructure Solutions segment. The charges in the third quarter of 2014 related to the impairment of certain long-lived assets for Bayou’s coating operations in Louisiana, which is reported in the Corrosion Protection reportable segment, and inventory obsolescence and long-lived asset impairments within our Infrastructure Solutions segment. Excluding 2014 Restructuring charges, gross profit decreased $0.1 million, or 0.1%, and gross profit margin declined 40 basis points in the third quarter of 2015 compared to the third quarter of 2014.
Gross profit increased $11.4 million, or 5.8%, and gross profit margin improved 70 basis points in the first nine months of 2015 compared to the first nine months of 2014. As part of the 2014 Restructuring, we recognized charges of $2.6 million and $14.9 million in the first nine months of 2015 and 2014, respectively. The charges in the first nine months of 2015 related to long-lived asset impairments and costs associated with exiting certain foreign locations within our Infrastructure Solutions segment. The charges in the first nine months of 2014 related to the impairment of certain long-lived assets assets for Bayou’s coating operations in Louisiana and inventory obsolescence and long-lived asset impairments within our Infrastructure Solutions segment. Excluding 2014 Restructuring charges, gross profit decreased $0.9 million, or 0.4%, and gross profit margin declined 60 basis points in the first nine months of 2015 compared to the first nine months of 2014.
The decrease in gross profit, excluding 2014 Restructuring charges, in the third quarter and first nine months of 2015 compared to the prior year periods was primarily due to decreases in gross profit and margin in our Corrosion Protection segment, principally relating to challenging upstream market conditions described earlier, partially offset by increased revenues in our Infrastructure Solutions and Energy Services segments. Gross profits were negatively impacted by the change in foreign currency rates by $3.3 million and $8.0 million in the third quarter and first nine months of 2015, respectively, as compared to the prior year periods.
The decline in gross profit margin, excluding 2014 Restructuring charges, in the third quarter and first nine months of 2015 compared to the prior year periods was primarily due to the negative impacts of challenging market conditions in the upstream energy market, partially offset by an increase related to improved efficiencies and growth in our Infrastructure Solutions segment.
Operating Expenses
Operating expenses decreased $15.4 million, or 23.0%, in the third quarter of 2015 compared to the third quarter of 2014. Operating expenses, as a percentage of revenues, were 14.5% in the third quarter of 2015 compared to 19.1% in the third quarter of 2014. In the first nine months of 2015, operating expenses decreased $11.7 million, or 6.9%, compared to the first nine months of 2014 and operating expenses, as a percentage of revenues, were 15.8% for the first nine months of 2015 compared to 17.3% in the first nine months of 2014.
As part of the 2014 Restructuring, we recognized a credit of $0.4 million and charges of $14.1 million in operating expenses in the third quarter of 2015 and 2014, respectively. In the third quarter of 2015, we recognized a credit of $0.8 million related to the reversal of certain allowances for doubtful accounts and $0.4 million related to cash charges primarily associated with exiting certain foreign locations within our Infrastructure Solutions segment. In the third quarter of 2014, the entire $14.1 million related to non-cash charges associated with allowances for doubtful accounts, write-off of certain other current assets and legal accruals related to work performance within our Infrastructure Solutions segment.
In the first nine months of 2015 and 2014, we recognized $4.2 million and $14.1 million, respectively, in operating expenses related to the 2014 Restructuring. In the first nine months of 2015, $0.4 million related to non-cash charges primarily associated with allowances for doubtful accounts and $3.7 million related to cash charges primarily associated with exiting certain foreign locations within our Infrastructure Solutions segment. In the first nine months of 2014, the entire $14.1 million related to non-cash charges associated with allowances for doubtful accounts, write-off of certain other current assets and legal accruals related to work performance within our Infrastructure Solutions segment.
Excluding 2014 Restructuring charges, operating expenses, as a percentage of revenues, were 14.6% in the third quarter of 2015 compared to 15.1% in the third quarter of 2014 and 15.3% in the first nine months of 2015 compared to 15.9% in the first nine months of 2014.
In addition to the 2014 Restructuring charges, operating expenses increased due to (i) increased long-term incentive compensation costs of $1.0 million and $2.3 million during the third quarter and first nine months of 2015, respectively, as compared to the prior year periods, driven primarily by expense reversals in the prior year resulting from the cancellation of long-term equity awards related to management changes; (ii) severance related costs of $0.7 million recorded in the second quarter of 2015 due to recent organizational leadership changes in the Energy Services segment; and (iii) a reserve for an allowance for doubtful accounts of $0.6 million recorded in the second quarter of 2015 related to a certain long-dated receivable in dispute with a customer in the Corrosion Protection segment.
Excluding 2014 Restructuring charges and the items listed above, operating expenses decreased by $0.9 million, or 1.6%, and $1.8 million, or 1.1%, during the third quarter and first nine months of 2015, respectively, compared to the prior year periods. These decreases were primarily due to recognized savings from the 2014 Restructuring totaling $2.2 million and $7.3 million for the third quarter and first nine months of 2015, respectively, as certain under-performing European and Asia-Pacific locations were exited and overhead was decreased from integrating the North American Fyfe/Fibrwrap operation with the Insituform operation within our Infrastructure Solutions segment. Partially offsetting the decreases was an increase primarily related to increased sales and administrative costs to support growth in certain operations within our Corrosion Protection and Energy Services segments and increased corporate related costs including information technology investments to better integrate our businesses.
Operating Income and Operating Margin
Operating income increased $38.9 million, or 279.0%, to $24.9 million in the third quarter of 2015 compared to a loss of $13.9 million in the third quarter of 2014. Operating margin increased 1100 basis points to 7.0% in the third quarter of 2015 compared to (4.0)% in the third quarter of 2014. In addition to those described above, 2014 Restructuring charges in the quarter and first nine months of 2014 also included $10.9 million related to the impairment of certain definite-lived intangible assets for Bayou’s coating operations in Louisiana, which is reported in the Corrosion Protection reportable segment. Excluding 2014 Restructuring charges of $1.4 million and $40.0 million, respectively, operating income increased $0.3 million, or 1.2%, in the third quarter of 2015 compared to the prior year quarter and operating margin was 7.4%, the same percentage as the prior year quarter. The growth and improved performance in our Infrastructure Solutions segment was partially offset by negative impacts of the challenging market conditions in the energy sector, notably in the upstream market. During the third quarter of 2015, we recorded $0.5 million in acquisition-related expenses related to activities in our Corrosion Protection segment. Operating income was negatively impacted by the change in foreign currency rates by $1.8 million in the third quarter of 2015 as compared to the prior year quarter.
Operating income increased $32.8 million, or 207.1%, to $48.6 million in the first nine months of 2015 compared to $15.8 million in the first nine months of 2014. Operating margin increased 320 basis points to 4.8% in the first nine months of 2015 compared to 1.6% in the first nine months of 2014. Excluding 2014 Restructuring charges of $7.9 million and $40.0 million, operating income increased $0.7 million, or 1.2%, in the first nine months of 2015 compared to the prior year period, respectively, and operating margin declined to 5.6%, a 10 basis point decrease from the prior year, primarily due to gross margin compression caused by challenging market conditions in the energy sector, notably in the upstream market. During the first nine months of 2015 and 2014, we recorded $0.8 million and $0.5 million, respectively, in acquisition-related expenses related to activities in our Energy Services and Corrosion Protection segments. Operating income was negatively impacted by the change in foreign currency rates by $4.4 million in the first nine months of 2015 as compared to the prior year period.

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
The following table sets forth our consolidated backlog by segment (in millions):

	September 30, 2015	June 30, 2015	December 31, 2014	September 30, 2014
Infrastructure Solutions (1)	$348.0	$362.9	$337.5	$332.2
Corrosion Protection	185.0	173.4	176.0	200.4
Energy Services (2)	213.1	224.0	244.5	219.3
Total backlog	$746.1	$760.3	$758.0	$751.9
__________________________

(1)	September 30, 2015, June 30, 2015, December 31, 2014 and September 30, 2014 included backlog from restructured entities of $2.3 million, $3.3 million, $3.7 million and $6.8 million, respectively.

(2)
Represents expected unrecognized revenues to be realized under long-term MSAs and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues.

Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of September 30, 2015, 0.3% and 20.8% of our Infrastructure Solutions backlog and Corrosion Protection backlog, respectively, related to these variable interest entities. A substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world. Energy Services, on the other hand, generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.

Infrastructure Solutions Segment
Key financial data for our Infrastructure Solutions segment was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Revenues	$149,606	$152,628	$(3,022)	(2.0)%
Gross profit	38,428	34,559	3,869	11.2
Gross profit margin	25.7%	22.6%	n/a	310	bp
Operating expenses	22,001	38,288	(16,287)	(42.5)
Restructuring charges	172	—	172	100.0
Operating income (loss)	16,255	(3,729)	19,984	535.9
Operating margin	10.9%	(2.4)%	n/a	1,330	bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Revenues	$421,170	$422,212	$(1,042)	(0.2)%
Gross profit	106,074	96,064	10,010	10.4
Gross profit margin	25.2%	22.8%	n/a	240	bp
Operating expenses	69,339	85,459	(16,120)	(18.9)
Restructuring charges	1,034	—	1,034	100.0
Operating income	35,701	10,605	25,096	236.6
Operating margin	8.5%	2.5%	n/a	600	bp

Revenues
Revenues in our Infrastructure Solutions segment decreased $3.0 million, or 2.0%, in the third quarter of 2015 compared to the third quarter of 2014. Revenues for the segment were negatively impacted by the change in foreign currency rates in relation to the U.S. dollar by $7.2 million in the third quarter of 2015 compared to the prior year quarter. As part of the 2014 Restructuring, we exited, or were in the process of exiting, certain operations located in Europe and Asia-Pacific during the first nine months of 2015. Excluding revenues from restructured operations, revenues for the segment increased $1.9 million, or 1.3%, in the third quarter of 2015 compared to the third quarter of 2014. The increase was primarily due to an increase in contracting installation services activity in our North American and Asia-Pacific operations.
Revenues decreased $1.0 million, or 0.2%, in the first nine months of 2015 compared to the first nine months of 2014. Revenues for the segment were negatively impacted by the change in currency rates in relation to the U.S. dollar by $17.4 million in the first nine months of 2015 compared to the prior year period. Excluding revenues from restructured operations, revenues for the segment increased $14.9 million, or 3.8%, in the first nine months of 2015 compared to the first nine months of 2014. The increase was primarily due to an increase in contracting installation services activity in our North American and Asia-Pacific operations as a result of increased backlog from favorable market conditions and improved performance at the bid table.
Our Infrastructure Solutions segment contract backlog was $348.0 million at September 30, 2015, which represented a $10.5 million, or 3.1%, increase compared to December 31, 2014, and a $15.8 million, or 4.8%, increase compared to September 30, 2014. The increase during 2015 was primarily driven by our North American operation, which continues to benefit from strong municipal spending and an improved 2015 win-rate on projects. Excluding $2.3 million and $6.8 million in backlog related to restructured entities at September 30, 2015 and September 30, 2014, respectively, September 30, 2015 backlog increased $20.3 million, or 6.2%, compared to September 30, 2014. The current period backlog is at a near record level despite the year-over-year decline in various foreign currencies compared to the U.S. dollar, which had a negative impact of $8.7 million at September 30, 2015 compared to September 30, 2014.
Gross Profit and Gross Profit Margin
Gross profit in our Infrastructure Solutions segment increased $3.9 million, or 11.2%, and gross profit margin increased 310 basis points in the third quarter of 2015 compared to the third quarter of 2014. Gross profits for the segment were negatively impacted by the change in foreign currency rates by $1.5 million in the third quarter of 2015 compared to the prior year quarter. As part of the 2014 Restructuring, we recognized non-cash charges totaling $1.6 million in the third quarter of

2015 related to long-lived asset impairment and $3.7 million in the third quarter of 2014 related to inventory obsolescence and long-lived asset impairments. Excluding 2014 Restructuring charges in both quarters, gross profit increased $1.9 million, or 5.1%, and gross profit margin increased 180 basis points in the third quarter of 2015 compared to the third quarter of 2014. Gross profit increased primarily due to increased revenues in our North American operation and gross profit margin increased primarily due to continued efficiency improvements in our manufacturing business and certain supply cost savings in our North American operation.
Gross profit increased $10.0 million, or 10.4%, and gross profit margin increased 240 basis points in the first nine months of 2015 compared to the first nine months of 2014. Gross profits for the segment were negatively impacted by the change in foreign currency rates by $3.7 million in the first nine months of 2015 compared to the prior year period. As part of the 2014 Restructuring, we recognized charges totaling $2.6 million in the nine months ended September 30, 2015 related to costs associated with the exiting of certain foreign locations and charges totaling $3.7 million in the nine months ended September 30, 2014 related to inventory obsolescence and long-lived asset impairments. Excluding 2014 Restructuring charges in both periods, gross profit increased $9.1 million, or 9.1%, and gross profit margin increased 220 basis points in the first nine months of 2015 compared to the first nine months of 2014. Gross profit and gross profit margin increased primarily due to the same factors impacting the results of the third quarter of 2015.
Operating Expenses
Operating expenses in our Infrastructure Solutions segment decreased $16.3 million, or 42.5%, in the third quarter of 2015 compared to the third quarter of 2014. Operating expenses, as a percentage of revenues, were 14.7% in the third quarter of 2015 compared to 25.1% in the third quarter of 2014. As part of the 2014 Restructuring, we recognized credits of $0.4 million and charges of $14.1 million to operating expenses in the quarters ended September 30, 2015 and 2014, respectively. In the third quarter of 2015, we recognized a credit of $0.8 million related to the reversal of certain allowances for doubtful accounts and $0.4 million related to cash charges primarily associated with exiting certain foreign locations. In the third quarter of 2014, the entire $14.1 million related to non-cash charges primarily associated with allowances for doubtful accounts, write-off of certain other current assets and a legal accrual related to work performance. Excluding 2014 Restructuring charges in both periods, operating expenses decreased $1.7 million, or 7.1%. This decrease was primarily due to recognized savings of $1.6 million from efficiencies gained as part of the 2014 Restructuring as we exited certain under-performing European and Asia-Pacific markets and achieved overhead reductions from integrating the North American Fyfe/Fibrwrap operation with the Insituform operation. Additionally, operating expenses for the segment were positively impacted by the change in foreign currency rates in relation to the U.S. dollar by $0.8 million in the third quarter of 2015 compared to the prior year quarter. Partially offsetting the decrease was an increase in long-term incentive compensation expense, information technology investments and other costs allocated from our corporate administrative function during 2015.
Operating expenses decreased $16.1 million, or 18.9%, in the first nine months of 2015 compared to the first nine months of 2014. Operating expenses, as a percentage of revenues, were 16.5% for the first nine months of 2015 compared to 20.2% in the first nine months of 2014. As part of the 2014 Restructuring, we recognized operating expenses of $4.2 million and $14.1 million in the nine months ended September 30, 2015 and 2014, respectively. In the first nine months of 2015, $0.5 million related to non-cash charges primarily associated with allowances for doubtful accounts and $3.7 million related to cash charges primarily associated with exiting certain foreign markets. In the first nine months of 2014, the entire $14.1 million related to non-cash charges primarily associated with allowances for doubtful accounts, write-off of certain other current assets and a legal accrual related to work performance. Excluding 2014 Restructuring charges in both periods, operating expenses decreased $6.2 million, or 8.7%, primarily due to recognized savings of $5.5 million from efficiencies gained as part of the 2014 Restructuring. Additionally, operating expenses for the segment were positively impacted by the change in foreign currency rates in relation to the U.S. dollar by $2.0 million in the first nine months of 2015 compared to the prior year period. Partially offsetting the decrease was an increase in long-term incentive compensation expense, information technology investments and other costs allocated from our corporate administrative function during 2015.
Operating Income and Operating Margin
Operating income in our Infrastructure Solutions segment increased $20.0 million, or 535.9%, to $16.3 million in the third quarter of 2015 compared to a loss of $3.7 million in the third quarter of 2014. Operating margin increased 1330 basis points to 10.9% in the third quarter of 2015 compared to (2.4)% in the third quarter of 2014. Excluding 2014 Restructuring charges totaling $1.4 million and $17.8 million in the quarters ended September 30, 2015 and 2014, respectively, operating income increased $3.7 million, or 26.1%, to $17.7 million in the third quarter of 2015 compared to $14.0 million in the third quarter of 2014. Operating margin, excluding 2014 Restructuring charges, increased 260 basis points to 11.8% in the third quarter of 2015 compared to 9.2% in the third quarter of 2014.
Operating income increased $25.1 million, or 236.6%, to $35.7 million in the first nine months of 2015 compared to $10.6 million in the first nine months of 2014. Operating margin increased 600 basis points to 8.5% in the first nine months of 2015 compared to 2.5% in the first nine months of 2014. Excluding 2014 Restructuring charges totaling $7.9 million and $17.8 million in the nine months ended September 30, 2015 and 2014, respectively, operating income increased $15.2 million, or 53.8%, to $43.6 million in the first nine months of 2015 compared to $28.3 million in the first nine months of 2014. Operating margin, excluding 2014 Restructuring charges, increased 360 basis points to 10.3% in the first nine months of 2015 compared to 6.7% in the first nine months of 2014.
Excluding 2014 Restructuring charges in the third quarter and first nine months of 2015 and 2014, the increase in operating income as compared to the prior year periods was primarily due to increased revenues and related gross profit in our North American operation and operating expense savings achieved by exiting certain under-performing European and Asia-Pacific markets. The increases in operating margins during the same time periods were primarily due to savings generated by the exiting of certain under-performing European and Asia-Pacific markets.
Operating income for the segment was negatively impacted by the change in foreign currency rates by $0.7 million and $1.7 million in the quarter and nine-month period ended September 30, 2015, respectively, compared to the same prior year periods.

Corrosion Protection Segment
Key financial data for our Corrosion Protection segment was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Revenues	$121,392	$120,157	$1,235	1.0%
Gross profit	27,595	17,842	9,753	54.7
Gross profit margin	22.7%	14.8%	n/a	790	bp
Operating expenses	20,252	21,028	(776)	(3.7)
Definite-lived intangible asset impairment	—	10,896	(10,896)	(100.0)
Acquisition-related expenses	457	—	457	100.0
Operating income (loss)	6,886	(14,082)	20,968	148.9
Operating margin	5.7%	(11.7)%	n/a	1,740	bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Revenues	$329,157	$331,088	$(1,931)	(0.6)%
Gross profit	70,311	67,017	3,294	4.9
Gross profit margin	21.4%	20.2%	n/a	120	bp
Operating expenses	61,531	61,038	493	0.8
Definite-lived intangible asset impairment	—	10,896	(10,896)	(100.0)
Acquisition-related expenses	457	197	260	—
Operating income (loss)	8,323	(5,114)	13,437	262.7
Operating margin	2.5%	(1.5)%	n/a	400	bp

Revenues
Revenues in our Corrosion Protection segment increased $1.2 million, or 1.0%, in the third quarter of 2015 compared to the third quarter of 2014. The increase was primarily due to increased project activity in our domestic pipe coating operation and our robotic coating operation, the later of which benefited from a large project in South America. Partially offsetting the increase in revenues was a decrease primarily related to project activity in our cathodic protection operation, our Canadian pipe coating operation and our industrial linings operation due to challenging market conditions, particularly as it relates to our businesses tied to the upstream energy market, which has been directly impacted by lower oil prices. Revenues for the segment were also negatively impacted by the change in foreign currency rates in relation to the U.S dollar by $8.1 million in the third quarter of 2015 compared to the prior year quarter.
Revenues decreased $1.9 million, or 0.6%, in the first nine months of 2015 compared to the first nine months of 2014. The decrease was primarily due to decreased project activity in our industrial linings operation and our Canadian pipe coating operation. Partially offsetting the decrease in revenues was an increase primarily related to project activity in our domestic pipe coating operation and our robotic coating operation. As noted previously, our robotic coating operation benefited from a large project in South America. Revenues in our cathodic protection operation were flat as we experienced increased project activity in Canada, despite the negative impact in the foreign currency rate between the Canadian dollar and the U.S. dollar, and in the Middle East, which was offset by decreased project activity in our domestic and European operations. Revenues for the segment were negatively impacted by the change in foreign currency rates in relation to the U.S dollar by $19.3 million in the first nine months of 2015 compared to the prior year period.
Our Corrosion Protection segment contract backlog at September 30, 2015 was $185.0 million, which represented a $9.0 million, or 5.1%, increase compared to December 31, 2014, and a $15.4 million, or 7.7%, decrease compared to September 30, 2014. Backlog for the Corrosion Protection segment increased from year end due to seasonal improvements in many of our operations and significant project wins in 2015 for our South American industrial linings and Middle East robotics coating operations. Backlog declined on a year-over-year basis primarily due to weaker foreign currencies against the U.S. dollar, which had a negative impact of $11.3 million at September 30, 2015 compared to September 30, 2014. Additionally, backlog declines were caused by weaker market conditions for our North American cathodic protection operations and our coating operation in Canada where upstream pipeline activity contracted due to lower oil prices in 2015. Offsetting these backlog declines were year over year improvements in our South American industrial linings operation and our coating operation in New Iberia, Louisiana, which successfully secured several new projects.
Gross Profit and Gross Profit Margin
Gross profit in our Corrosion Protection segment increased $9.8 million, or 54.7%, and gross profit margin increased 790 basis points in the third quarter of 2015 compared to the third quarter of 2014. As part of the 2014 Restructuring, we recognized a non-cash charge of $11.3 million related to asset impairment of long-lived assets in our Bayou coating operation in Louisiana for the quarter and nine months ended September 30, 2014. Exclusive of the impairment charge, gross profit decreased $1.6 million, or 5.4%, and gross profit margin decreased 160 basis points to 22.7% in the third quarter of 2015 compared to 24.3% in the third quarter of 2014. The decrease in gross profit was primarily due to decreased project activity in our cathodic protection operation and in our higher margin industrial linings and Canadian pipe coating operations. Partially offsetting the decrease were improved results in our domestic pipe coating operation as project activity increased. The decrease in gross profit margin was primarily due to lower labor and equipment utilization in our industrial linings, cathodic protection, robotic coatings and Canadian pipe coating operations, offset by improved gross profit margin in our domestic pipe coating operation. Gross profits for the segment were negatively impacted by the change in foreign currency rates by $1.8 million in the third quarter of 2015 compared to the prior year period.
Gross profit increased $3.3 million, or 4.9%, and gross profit margin increased 120 basis points in the first nine months of 2015 compared to the first nine months of 2014. Exclusive of the $11.3 million impairment charge discussed above, gross profit decreased $8.0 million, or 10.3%, and gross profit margin decreased 230 basis points to 21.4% for the nine months ended September 30, 2015 compared to 23.7% in the nine months ended September 30, 2014. The decrease in gross profit was primarily due to a shift in higher margin offshore work to lower margin onshore work in our robotic coating operation, decreased project activity in our industrial linings and Canadian pipe coating operations, and lower labor and equipment utilization in our cathodic protection operation. Partially offsetting the decrease were improved results in domestic pipe coating operation and in our Canadian cathodic protection operation stemming from timing of project activity described earlier, notwithstanding lower currency translation rates versus the U.S. dollar in 2015. The change in gross profit margin was primarily due to the same factors impacting the results in the third quarter of 2015 as noted above, as well as a shift in higher margin offshore work to lower margin onshore work in our robotic coating operation. Gross profits for the segment were negatively impacted by the change in foreign currency rates by $4.3 million in the first nine months of 2015 compared to the prior year period.
Operating Expenses
Operating expenses in our Corrosion Protection segment decreased $0.8 million, or 3.7%, in the third quarter of 2015 compared to the prior year period primarily due to controlled spending efforts in response to recent market challenges in our industrial linings operation, robotic coating operation and pipe coating operation. Additionally, operating expenses for the segment were positively impacted by the change in foreign currency rates in relation to the U.S. dollar by $0.7 million in the third quarter of 2015 compared to the prior year quarter. Partially offsetting these decreases was an increase in operating expenses resulting from increased sales and administrative functions in our cathodic protection operation and increased information technology investments and other costs allocated from our corporate administrative function. Operating expenses increased $0.5 million, or 0.8%, in the first nine months of 2015 compared to the prior year period primarily due to the same factors impacting the results in the third quarter of 2015, as noted previously, with the overall increase in operating expenses resulting from a $0.6 million reserve for doubtful accounts recorded in the second quarter of 2015 related to a certain long dated receivable in dispute with a customer in our field pipeline coating operation. A favorable legal judgment was secured against the creditor but its financial ability to pay the full judgment amount is now in question. Operating expenses, as a percentage of revenues, were 16.7% and 18.7% for the quarter and nine-month period ended September 30, 2015, respectively, compared to 17.5% and 18.4% in the comparable periods in 2014, respectively.
Operating Income and Operating Margin
Operating income in our Corrosion Protection segment increased $21.0 million, or 148.9%, to $6.9 million in the third quarter of 2015 compared to a loss of $14.1 million in the third quarter of 2014. Operating margin improved 1,740 basis points to 5.7% in the third quarter of 2015 compared to (11.7)% in the third quarter of 2014. As part of the 2014 Restructuring, we recognized non-cash charges of $11.3 million related to asset impairment of tangible fixed assets and $10.9 million related to asset impairment of definite-lived intangible assets in the third quarter of 2014 for our pipe coating operation in New Iberia, Louisiana. Additionally, we incurred $0.5 million in acquisition-related expenses in the third quarter of 2015. Exclusive of the non-cash impairment charges totaling $22.2 million and acquisition-related expenses of $0.5 million, operating income in the third quarter of 2015 decreased $0.8 million, or 9.9%, compared to the third quarter of 2014. The decrease in operating income was primarily due to a decrease in gross profit and gross profit margin resulting from challenging market conditions in portions of our business, partially offset by controlled spending efforts that resulted in operating expense savings.
Operating income increased $13.4 million, or 262.7%, to $8.3 million in the first nine months of 2015 compared to a loss of $5.1 million in the first nine months of 2014. Operating margin improved 400 basis points to 2.5% in the first nine months of 2015 compared to (1.5)% in the first nine months of 2014. Exclusive of the $22.2 million non-cash impairment charges and $0.5 million in acquisition-related expenses discussed above, operating income in the first nine months of 2015 decreased $8.5 million, or 49.3%, compared to the first nine months of 2014 primarily due to a decrease in revenues and related gross profit as project activity declined mainly in our industrial linings operation and Canadian pipe coating operation. Operating income was also negatively impacted by a decrease in gross profit and gross profit margin resulting from challenging upstream energy market conditions in portions of our business.
Operating income for the segment was negatively impacted by the change in foreign currency rates by $1.1 million and $2.7 million in the quarter and nine-month period ended September 30, 2015, respectively, compared to the prior year periods.

Energy Services Segment
Key financial data for our Energy Services segment was as follows:

(dollars in thousands)	Quarters Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Revenues	$85,597	$77,353	$8,244	10.7%
Gross profit	11,098	11,538	(440)	(3.8)
Gross profit margin	13.0%	14.9%	n/a	(190	)bp
Operating expenses	9,301	7,661	1,640	21.4
Acquisition-related expenses	—	—	—	—
Operating income	1,797	3,877	(2,080)	(53.6)
Operating margin	2.1%	5.0%	n/a	(290	)bp

(dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Revenues	$252,530	$225,940	$26,590	11.8%
Gross profit	31,979	33,839	(1,860)	(5.5)
Gross profit margin	12.7%	15.0%	n/a	(230	)bp
Operating expenses	27,094	23,169	3,925	16.9
Acquisition-related expenses	323	342	(19)	(5.6)
Operating income	4,562	10,328	(5,766)	(55.8)
Operating margin	1.8%	4.6%	n/a	(280	)bp

Revenues
As stated earlier, market conditions have been challenging in portions of our Energy Services segment, particularly relating to our businesses tied to the upstream energy market, which have been directly impacted by lower oil prices. Decreased upstream maintenance spending by our customers has had a negative impact on revenues and margins. As a result, we have not been able to achieve the same cost recovery levels on our labor and equipment on maintenance contracts as in prior years. Conversely, the downstream portion of the market has remained robust due to continued strong refining production, which has had a positive impact on our revenues and gross profit for the first nine months of 2015.
Revenues in our Energy Services segment increased $8.2 million, or 10.7%, in the third quarter of 2015 compared to the third quarter of 2014. The increase was primarily due to a $15.6 million increase in refining maintenance and turnaround services activities in our downstream operation in the western United States. Offsetting the increase in revenues was a $7.4 million revenue decline in our upstream operation, located primarily in Central California and the Permian Basin, as activities have been curtailed due to tightened customer spending in response to the steep decline in oil prices from 2014.
Revenues increased $26.6 million, or 11.8%, in the first nine months of 2015 compared to the first nine months of 2014. The increase was primarily due to a $40.4 million increase in refining maintenance and turnaround services activities in our downstream operation. Offsetting the increase was a $13.8 million revenue decline in our upstream operation due to tightened customer spending in response to the market conditions noted previously.
Contract backlog in our Energy Services segment represents estimated revenues to be generated under long-term MSAs and other signed contracts. If the remaining term of the arrangements exceeds 12 months, the revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues. Contract backlog in our Energy Services segment was $213.1 million at September 30, 2015. This represented a decrease of $31.4 million, or 12.8%, compared to December 31, 2014 and a decrease of $6.2 million, or 2.8%, compared to September 30, 2014. The decrease from year end was primarily due to a seasonal decrease in Energy Service’s backlog related to work-down of certain maintenance contracts that are up for renewal in the fourth quarter of 2015. The decline from the prior year period was primarily caused by both the upstream and downstream operations, where customer spending has been curtailed and pending turnaround projects have been delayed. There are several long-term maintenance contracts that we expect will renew in the coming quarters as backlog does not include normal monthly activity beyond the completion of the current contract periods.
Gross Profit and Gross Profit Margin
Gross profit in our Energy Services segment decreased $0.4 million, or 3.8%, and gross profit margin declined 190 basis points in the third quarter of 2015 compared to the third quarter of 2014. The decrease in gross profit was primarily due to declining revenues in our upstream operation due to the difficult market conditions noted previously, offset by increased revenues in our downstream operation as refining activities with our customers remained robust. The decrease in gross profit margin was primarily due to price pressures and reductions in higher margin activities in our upstream operation, thereby making it more challenging to recover our labor and equipment costs. Additionally, we have experienced lower upstream operational margins on project activity within the Permian Basin and slightly lower downstream operational margins related to client driven shifts in the mix of work.
Gross profit decreased $1.9 million, or 5.5%, and gross profit margin declined 230 basis points in the first nine months of 2015 compared to the first nine months of 2014. The decrease in gross profit was primarily due to lower revenues in our upstream operation offset by higher revenues and related gross profit in our downstream operation. The same drivers impacting our gross margins in the third quarter of 2015 also impacted our gross margins in the first nine months of 2015.
Operating Expenses
Operating expenses in our Energy Services segment increased $1.6 million, or 21.4%, in the third quarter of 2015 and $3.9 million, or 16.9%, in the first nine months of 2015 compared to the prior year periods, respectively. Operating expenses, as a percentage of revenues, were 10.9% and 10.7% for the quarter and nine-month period ended September 30, 2015, respectively, compared to 9.9% and 10.3% in the comparable periods in 2014, respectively. Operating expenses related to Schultz Mechanical Contractors, Inc. (“Schultz”), which was acquired in March 2015, were $0.5 million and $1.1 million in the third quarter and first nine months of 2015, respectively. Additionally, operating expenses increased in the third quarter and first nine months of 2015 over the prior year periods as a result of additional support costs including sales staff, human resources and finance personnel to support the recent business growth in the downstream refining market, as well as increased corporate allocation costs as described earlier. In addition, due to organizational leadership changes, we recognized $0.7 million in severance related costs in the first nine months of 2015.
Operating Income and Operating Margin
Operating income in our Energy Services segment decreased $2.1 million, or 53.6%, to $1.8 million in the third quarter of 2015 compared to $3.9 million in the third quarter of 2014. Operating margin declined 290 basis points to 2.1% in the third quarter of 2015 compared to 5.0% in the third quarter of 2014.
Operating income decreased $5.8 million, or 55.8%, to $4.6 million in the first nine months of 2015 compared to $10.3 million in the first nine months of 2015. Operating margin declined 280 basis points to 1.8% in the first nine months of 2015 compared to 4.6% in the first nine months of 2014.

The decreases in operating income and operating margin for the third quarter and nine months ended September 30, 2015, compared to the prior year periods, were primarily due to a decrease in revenues and related gross profit margin in our upstream operation, along with lower margins in our downstream operation. Additionally, higher operating expenses related to Schultz, additional support costs, including sales staff, human resources and finance personnel to support the business, negatively impacted operating income and operating margin.
During the first nine months of 2015, we recorded $0.3 million in acquisition-related expenses related to the purchase of Schultz. During the first nine months of 2014, we recorded $0.3 million in acquisition-related expenses related to the acquisition of Brinderson L.P., and related entities.

Other Income (Expense)
Interest Income and Expense
Interest income decreased $0.1 million in the third quarter of 2015 and $0.3 million in the first nine months of 2015 compared to the prior year periods, respectively, primarily due to lower U.S. cash balances throughout the periods. Interest expense decreased $0.1 million and $0.3 million in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014 due to reduced outstanding loan principal balances, partially offset by an increase in amortized loan fees. The loan fees resulted from an amendment to our $650.0 million senior secured credit facility in the fourth quarter of 2014.
Other Income (Expense)
Other expense was $0.4 million in the quarters ended September 30, 2015 and 2014. For the first nine months of 2015, other expense was $2.4 million, primarily due to the $2.9 million loss recognized on the sale of Video Injection - Insituform SAS during the first quarter of 2015, partially offset by income of $0.8 million recorded in the second quarter of 2015 related a $1.0 million settlement of escrow claims for the acquisition of CRTS, Inc. (as discussed in Note 1 to the consolidated financial statements contained in this report). Additionally, we recorded gains of approximately $0.7 million during the second quarter of 2015 on the sale of certain fixed assets related to our restructured entities. Other expense was $1.8 million during first nine months of 2014, which includes the $0.5 million loss recognized on the sale of our 49% interest in Bayou Coating, L.L.C. (“Bayou Coating”) (as discussed in Note 1 to the consolidated financial statements contained in this report).

Taxes (Benefit) on Income (Loss)
Taxes on income (loss) increased $7.6 million during the third quarter of 2015 compared to the third quarter of 2014, and $7.4 million during the first nine months of 2015 compared to the first nine months of 2014. Our effective tax rate for continuing operations was 29.1% and 31.4% in the quarter and nine-month period ended September 30, 2015, respectively. The effective tax rates for both periods were unfavorably impacted by a relatively small income tax benefit recorded on pre-tax charges related to the 2014 Restructuring and the impact of discrete tax items related to non-deductible restructuring charges.
For the quarter and nine-month period ended September 30, 2014, our effective tax rate for continuing operations was 7.8% and 88.3%, respectively. The low effective tax rate on the pre-tax loss and the high effective tax rate on pre-tax income for the quarter and nine-month period ended September 30, 2014, respectively, were negatively influenced by recording no tax benefit on losses in jurisdictions where valuation allowances were recorded against deferred tax assets.

Equity in Earnings of Affiliated Companies
Equity in earnings of affiliated companies was zero and $0.7 million in the first nine months of 2015 and 2014, respectively. The decrease was due to there being no contributions from Bayou Coating, which was sold on March 31, 2014 (as discussed in Note 1 to the consolidated financial statements contained in this report).

Non-controlling Interests
Income attributable to non-controlling interests was $0.5 million and $0.7 million in the quarter and nine months ended September 30, 2015, respectively, and $0.8 million and $0.9 million in the quarter and nine months ended September 30, 2014, respectively. In the third quarter and first nine months of 2015, profitability from our joint venture in Oman and our coating joint venture in Canada, was partially offset by losses from our joint venture in Mexico and our insulation coating joint venture in Louisiana, which experienced project inefficiencies and lower operational margins. In 2014, profitability from our joint ventures in Oman, Canada and Mexico was offset by lower income from our joint venture in Morocco and losses from the start-up phase at our Louisiana joint venture.

Loss from Discontinued Operations
Loss from discontinued operations was zero and $0.6 million in the nine-month periods ended September 30, 2015 and 2014, respectively. Our Bayou Welding Works business ceased its operations during the second quarter of 2013, and we completed all liquidation activities in the fourth quarter of 2014.

Liquidity and Capital Resources
Cash and Cash Equivalents

(in thousands)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$167,584	$174,965
Restricted cash	4,130	2,075
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
Sources and Uses of Cash
We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, potential acquisitions, working capital, debt service and share repurchases. During the first nine months of 2015, capital expenditures were primarily for supporting growth in our Infrastructure Solutions operations, along with investments in new information technology systems to support the growth of our organization. For the full year of 2015, we expect a comparable level of capital expenditures compared to 2014, with increased levels to support growth of our Infrastructure Solutions business, partially offset by decreased levels in our Corrosion Protection operations as we invested more heavily in 2014 to complete our insulation coating plant in Louisiana.
As part of our 2014 Restructuring, we incurred $5.7 million in cash charges during the first nine months of 2015 related to severance and benefits costs and other restructuring costs associated with exiting certain foreign locations. We estimate our remaining cash costs in 2015 to be approximately $0.5 million related to these activities. We could also incur additional non-cash charges throughout the remainder of 2015, primarily related to potential reversals of currency translation adjustments, as we conclude our 2014 Restructuring and exit these businesses.
At September 30, 2015, our cash balances were located worldwide for working capital and support needs. Given the breadth of our international operations, approximately $99.2 million, or 59.2%, of our cash was denominated in currencies other than the United States dollar as of September 30, 2015. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our intention is to permanently reinvest these earnings.
Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At September 30, 2015, we believe our net accounts receivable and our costs and estimated earnings in excess of billings, as reported on our consolidated balance sheet, were fully collectible and a significant portion of the receivables will be collected within the next twelve months.
Cash Flows from Operations
Cash flows from operating activities of continuing operations provided $68.5 million in the first nine months of 2015 compared to $8.7 million provided in the first nine months of 2014. The increase in operating cash flow was primarily due to increased contributions provided by working capital, partially offset by lower net income, inclusive of non-cash items. Working capital provided $0.4 million of cash during the first nine months of 2015 compared to $67.6 million used in the comparable period of 2014.
During the first nine months of 2015, cash flow provided by working capital requirements was primarily impacted by significant movements in billings in excess of costs and estimated earnings. Our billings in excess of costs and estimated earnings was $73.7 million at September 30, 2015, an increase of $30.7 million from December 31, 2014, due partially to the timing of billing and advance deposits received on certain coatings projects at our Bayou Louisiana facility. Additionally, days sales outstanding decreased by approximately 23 days as of September 30, 2015 compared to September 30, 2014 partially due to the reason stated above, the impact of stronger collections in all operations globally, and the impact of the reserves for doubtful accounts related to the 2014 Restructuring.
Cash Flows from Investing Activities
Cash flows from investing activities of continuing operations used $29.3 million during the first nine months of 2015 compared to $16.9 million used in the comparable period of 2014. During the first nine months of 2015, we used $6.9 million for a small acquisition. During the first nine months of 2014, we sold our interests in Bayou Coating for a total sale price of $9.1 million. We used $21.3 million in cash for capital expenditures in the first nine months of 2015 compared to $25.1 million in the prior year period. In the first nine months of 2015 and 2014, $0.9 million and $1.0 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenses. Capital expenditures in the first nine months of 2015 and 2014 were partially offset by $1.7 million and $1.1 million, respectively, in proceeds received from asset disposals.
We anticipate approximately $30.0 million to be spent in 2015 on capital expenditures to support our global operations.
Cash Flows from Financing Activities
Cash flows from financing activities used $42.3 million during the first nine months of 2015 compared to $27.2 million used in the first nine months of 2014. During the first nine months of 2015 and 2014, we used $20.6 million and $22.4 million, respectively, of cash to repurchase 1,091,122 and 1,333,690 shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 7 to the consolidated financial statements contained in this report. In the nine months ended September 30, 2015, we used $19.7 million of cash to pay down the principal balance of our term loan. Additionally during the first nine months of 2015, as discussed in Note 6 to the consolidated financial statements contained in this report, we made a $26.5 million mandatory prepayment on the balance of our term loan, utilizing $26.0 million from our line of credit to fund the term loan prepayment. In the first nine months of 2014, we used $15.5 million of cash, primarily to pay down the principal balance of our term loan.
Long-Term Debt
In July 2013, we entered into a $650.0 million senior secured credit facility with a syndicate of banks. Bank of America, N.A. served as the administrative agent. The credit facility consisted of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility, each with an original maturity date of July 1, 2018.
Generally, interest was charged on the principal amounts outstanding under the credit facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on our consolidated leverage ratio. We also could opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also was based on our consolidated leverage ratio. The applicable one month LIBOR borrowing rate (LIBOR plus our applicable rate) as of September 30, 2015 was approximately 2.06%.
Our indebtedness at September 30, 2015 consisted of $273.2 million outstanding from the $350.0 million term loan under the credit facility and $71.5 million on the line of credit under the credit facility. Additionally, we designated $11.6 million of debt held by its joint venture partners (representing funds loaned by our joint venture partners) as third-party debt in our consolidated financial statements and held $0.1 million of third-party notes and bank debt at September 30, 2015.
Beginning with the year ended December 31, 2014, the credit facility required an annual mandatory prepayment against the term loan obligation in an amount equal to 50% of the Excess Cash Flow, as defined by the credit facility, if our Consolidated Leverage Ratio is greater than 2.50 to 1.0, as of the end of that fiscal year. Our Consolidated Leverage Ratio at December 31, 2014 was 2.90 to 1.0. On March 31, 2015, we made the required term loan prepayment in the amount of $26.5 million, utilizing $26.0 million from the line of credit to fund the term loan prepayment obligation.
As of September 30, 2015, we had $37.2 million in letters of credit issued and outstanding under the credit facility. Of such amount, $16.4 million was collateral for the benefit of certain of our insurance carriers and $20.8 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
In July 2013, we entered into an interest rate swap agreement for a notional amount of $175.0 million that was set to expire in July 2016. The notional amount of this swap mirrored the amortization of a $175.0 million portion of our $350.0 million term loan drawn from the credit facility. The swap required us to make a monthly fixed rate payment of 0.87% calculated on the amortizing $175.0 million notional amount and provided that we receive a payment based upon a variable monthly LIBOR interest rate calculated on the same notional amount. The annualized borrowing rate of the swap at September 30, 2015 was 2.87%. The receipt of the monthly LIBOR-based payment offset a variable monthly LIBOR-based interest cost on a corresponding $175.0 million portion of our term loan from the credit facility. This interest rate swap was used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and was accounted for as a cash flow hedge as of September 30, 2015.
The credit facility was subject to certain financial covenants including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. On October 6, 2014, we amended the credit facility’s defined terms for income and fixed charges to allow for the add-back of certain cash and non-cash charges related to the 2014 Restructuring when calculating our compliance with the consolidated financial leverage ratio and consolidated fixed charge coverage ratio. See Note 6 to the financial statements contained in this report for further discussion on our debt covenants. We were in compliance with all covenants, as amended, at September 30, 2015 and expect continued compliance for the foreseeable future.
For information regarding our amended and restated credit facility, effective October 30, 2015, refer to Note 13 to the consolidated financial statements contained in this report.
We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances and additional short- and long-term borrowing capacity for the next 12 months. We expect cash generated from operations to improve throughout the remainder of 2015 due to improved working capital management initiatives.

Disclosure of Contractual Obligations and Commercial Commitments
There were no material changes in contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. See Note 9 to the consolidated financial statements contained in this report for further discussion regarding our commitments and contingencies.

Critical Accounting Policies
Goodwill
We assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable, such as a decline in stock price and market capitalization. During the third quarter of 2015, our stock price experienced high volatility ranging from a high of $19.77 to a low of $16.03, causing a decline in our enterprise market capitalization below book value, which was $634.7 million as of September 30, 2015. However, we determined that a triggering event did not occur as this decline was deemed temporary based on: (i) the subsequent improvement in our stock price to $19.29 by October 30, 2015; (ii) the business results that we reported for the third quarter of 2015; and (iii) analyst indications that the stock market was undervaluing companies in our industry. If a decrease in our stock price and market capitalization continues over a sustained period, there could be a risk of future impairment charges.

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
Interest Rate Risk
The fair value of our cash and short-term investment portfolio at September 30, 2015 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at September 30, 2015 was variable rate debt. We partially mitigate interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt.
At September 30, 2015, the estimated fair value of our long-term debt was approximately $357.0 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at September 30, 2015 would result in a $2.2 million increase in interest expense.

Foreign Exchange Risk
We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At September 30, 2015, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $9.9 million impact to our equity through accumulated other comprehensive income (loss).
In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At September 30, 2015, there were no material foreign currency hedge instruments outstanding. See Note 12 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.
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

Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2015. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2015 (1)	89,844	$15.72	—	$—
February 2015 (1) (2)	24,053	16.65	—	20,000,000
March 2015 (1) (2)	323,772	17.94	320,000	14,256,104
April 2015 (1) (2)	420,048	18.59	420,000	6,450,132
May 2015 (1) (2)	353,616	18.37	351,122	—
June 2015	—	—	—	—
July 2015 (1)	397	17.95	—	—
August 2015 (1)	451	18.52	—	—
September 2015	—	—	—	—
Total	1,212,181	$18.10	1,091,122	—
_________________________________

(1)
In connection with approval of our credit facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with “net, net” exercises of employee stock options and/or the vesting of restricted stock or deferred stock units issued to employees and directors. For the nine months ended September 30, 2015, 88,834 shares were surrendered in connection with stock swap transactions and 32,225 shares were surrendered in connection with restricted stock and deferred stock units transactions. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock or deferred stock units vested or the stock option was exercised. Once a repurchase is complete, we promptly retire the shares.

(2)
In February 2015, our board of directors authorized the open market repurchase of up to $20.0 million of our common stock to be made during 2015. This amount constituted the maximum open market repurchases authorized in any calendar year under the terms of our credit facility as of September 30, 2015. Once a repurchase is complete, we promptly retire the shares.

Item 6. Exhibits
The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: November 3, 2015	/s/ David A. Martin
David A. Martin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS
These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

3.1	Amended and Restated By-laws of Aegion Corporation, dated August 1, 2015 (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed August 4, 2015).

10.1	Amended and Restated Credit Agreement, dated October 30, 2015 (incorporated by referenced to Exhibit 10.1 to the current report on Form 8-K, filed November 2, 2015).

31.1	Certification of Charles R. Gordon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Charles R. Gordon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed”.