Form 10-K
period 2015-12-31
Aegion Corp
filed 2016-02-29
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015: $686,155,345.
There were 35,360,607 shares of Class A common stock, $.01 par value per share, outstanding at February 22, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
As provided herein, portions of the documents below are incorporated by reference:
Document    Part — Form 10-K
Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders    Part III

Note About Forward-Looking Information
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. We make forward-looking statements in this Annual Report on Form 10-K that represent our beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to us and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of this Annual Report on Form 10-K for the year ended December 31, 2015. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by us from time to time in our periodic filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by us in this Annual Report on Form 10-K are qualified by these cautionary statements.

PART I

Item 1. Business
Unless otherwise indicated, the terms “Aegion Corporation,” “Aegion,” “the Company,” “we,” “our” and “us” are used in this report to refer to Aegion Corporation or one of our consolidated subsidiaries or to all of them taken as a whole. We are incorporated in the State of Delaware. We maintain executive offices at 17988 Edison Avenue, Chesterfield, Missouri 63005. Our telephone number is (636) 530-8000 or toll free at (800) 325-1159. Our website address is Aegion.com. Our common shares, $.01 par value, are traded on The Nasdaq Global Select Market under the symbol “AEGN”. Our fiscal year ends on December 31 of each calendar year.

Overview
We are a global leader in infrastructure protection and maintenance, providing proprietary technologies and services: (i) to protect against the corrosion of industrial pipelines; (ii) to rehabilitate and strengthen water, wastewater, energy and mining piping systems as well as buildings, bridges, tunnels and other commercial and industrial structures; and (iii) to utilize integrated professional services in engineering, procurement, construction, maintenance and turnaround services for a broad range of energy related industries. Our business activities include manufacturing, distribution, maintenance, construction, installation, coating and insulation, cathodic protection, research and development and licensing. Our products and services are currently utilized and performed in approximately 80 countries across six continents. We believe that the depth and breadth of our products and services platform make us a leading “one-stop” provider for the world’s infrastructure rehabilitation and protection needs.
Our Company is primarily built on the premise that it is possible to use technology to extend the structural design life and maintain, if not improve, the performance of infrastructure, mostly pipe. We are proving that this expertise can be applied in a variety of markets to protect pipelines in oil, gas, nuclear, mining, wastewater and water applications and extending this to the rehabilitation and maintenance of commercial structures and the provision of professional services in energy-related industries. Many types of infrastructure must be protected from the corrosive and abrasive materials that pass through or near them. Our expertise in non-disruptive corrosion engineering and abrasion protection is now wide-ranging, opening new markets for growth. We have a long history of product development and intellectual property management. We manufacture most of the engineered solutions we create as well as the specialized equipment required to install them. Finally, decades of experience give us an advantage in understanding municipal, energy, mining, industrial and commercial customers. Strong customer relationships and brand recognition allow us to support the expansion of existing and innovative technologies into new high growth end markets.
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
In order to strengthen our ability to service the emerging demands of the infrastructure protection market and to better position our Company for sustainable growth, we embarked on a diversification strategy in 2009 to expand our product and service portfolio and our geographical reach. Through a series of strategic initiatives and key acquisitions, we now possess a broad portfolio of cost-effective solutions for rehabilitating and maintaining aging or deteriorating infrastructure, protecting new infrastructure from corrosion worldwide and providing integrated professional services in engineering, procurement, construction, maintenance, and turnaround services for oil companies, primarily in the downstream market.
Recognizing that the breadth of our offerings expanded beyond our flagship Insituform® brand, which constituted less than half of our revenue in 2011, we reorganized Insituform Technologies, Inc. (“Insituform”), our parent company at the time, into a new holding company structure in October 2011. Aegion became the new parent company and Insituform became a wholly owned subsidiary of Aegion. Aegion reflects our mission of extending our leadership capabilities to furnish products and services to provide: (i) long-term protection for water and wastewater pipes, oil and gas pipelines and infrastructure as well as commercial and governmental structures and transportation infrastructure; and (ii) integrated professional services to energy companies.
Our Long-Term Strategy
Aegion is committed to being a valued partner to our customers. We are focused on expanding those relationships by improving execution in all that we do while also developing or acquiring innovative technologies and comprehensive services to enhance our capabilities to help our customers solve complex infrastructure problems. We are pursuing a number of strategic initiatives, including the following:

•
We seek to create a diverse portfolio of technologies to rehabilitate pipelines under pressure, primarily potable water, through both internal development and acquisitions to address our customers’ needs to maintain and improve their water and wastewater pipeline infrastructure. On February 18, 2016, we acquired Underground Solutions, Inc. adding a patented fusible PVC pipe technology to expand our presence in the pressure pipe market. We are also pursuing two internal R&D efforts to improve existing cured-in-place pipe rehabilitation products and develop a new technology specifically for the small diameter portion of the market. With our Fyfe/Fibrwrap® technology for large diameter pipelines, we plan to offer our customers a broader set of trenchless rehabilitation solutions in the years to come.

•
Our customers have a growing need to more accurately assess and manage their infrastructure assets. This is particularly the case in the midstream pipeline market given the need for safety, regulatory compliance and protecting the environment. We are investing to create an asset integrity program designed to increase the accuracy of the pipeline assessment data we collect today and upgrade how we share this valuable information with customers. We plan to use geospatial mapping software and data management systems to interface with the database systems most commonly used by our large customers. We are also creating a robust database repository to help other customers with their integrity management systems. Our ability to automate data gathering, storage and visualization can improve our efficiency in operations and standardize our proposals, processes and reporting format. We plan to offer new services that would allow data validation, enhanced analytics and predictive maintenance and also enhance customer regulatory compliance.

•
We strive to be a strong partner with our customers across the markets we serve. Our experience and expertise give us the ability to efficiently adopt new technologies and services to expand our abilities to solve the problems our customers face. Our strategy is to find value added and higher margin technologies and services, which complement our existing portfolio, expand our service offerings and give us the opportunity to strengthen our relationships with customers.

•
Aegion is committed to improving as a company and charting the right course for future growth. In 2015, we adopted a new set of core values that guide us toward our mission to keep infrastructure working better, safer and longer for our customers throughout the world. Two of these core values are centered on being better and solving problems, and we are focused on developing a continuous improvement culture, using LEAN principles and structure. In addition, we have recently hired a chief sales officer, to bring significant focus on our sales and marketing efforts across our various business platforms.

Our Segments
We have three operating segments, which are also our reportable segments: Infrastructure Solutions, Corrosion Protection and Energy Services. Our operating segments correspond to our management organizational structure. Each operating segment has leadership that reports to our chief executive officer, who is also the chief operating decision manager (“CODM”). The operating results and financial information reported by each of the segments are evaluated separately, reviewed regularly and used by the CODM to evaluate segment performance, allocate resources and determine management incentive compensation.
Infrastructure Solutions – Aging urban infrastructure will require increasing rehabilitation and maintenance over the long term. While the pace of growth is primarily driven by government funding, the overall market needs result in a long-term stable growth opportunity for Aegion and its market leading brands, Insituform®, Fyfe®, Tyfo®, Fibrwrap®, Underground Solutions® and Fusible PVC®. We optimize our municipal rehabilitation and commercial infrastructure operations by: (i) focusing on sales and operational excellence; (ii) adding new, innovative technologies and services through licensing or selective acquisitions; (iii) enhancing returns through product manufacturing and increased third-party product sales; and (iv) addressing the need in international markets with alternative business models, including licensing and product sales.
Corrosion Protection – Investment in North America’s pipeline infrastructure is required to transport product from non-conventional oil and gas fields, the Gulf of Mexico deep-water reserves and the oil and gas shale reserves, to end markets in a safe and environmentally correct manner. Corrosion Protection has a broad portfolio of technologies and services to protect pipelines, including cathodic protection, linings, coatings and an increasing offering of inspection and repair capabilities. We provide solutions to customers to enhance the safety, environmental integrity, reliability and compliance of their pipelines in the oil and gas market. We will seek to license or acquire new technologies based on the needs of our customers, those of which would benefit from our market-leading presence and distribution channel. We are investing in systems and processes designed to make it easier for customers to do business with Aegion. This includes the development of an asset integrity program which is expected to increase the accuracy of data we collect, as well as improve the management information interfaces with our customers.
Energy Services – With the continued development of conventional oil and gas reserves, North America will have competitive prices for refinery and petrochemical feedstocks. Energy Services offers a unique value proposition based on its world class safety and labor productivity programs, which allow us to provide cost effective maintenance, turnaround and construction services at our customers’ refineries and petrochemical facilities. We plan to enhance our market position through expanded service offerings to current customers.
Today our diverse portfolio of full service solutions includes:
Rehabilitation of Water and Wastewater Pipelines with Insituform® CIPP Products: Through our Infrastructure Solutions family of companies, we offer the manufacture and installation of cost-effective solutions to remediate operational, health, regulatory and environmental problems resulting from aging and defective water and wastewater pipelines. Our Insituform® CIPP product is a trenchless, jointless, seamless pipe-within-a-pipe solution to rehabilitate pipes in various diameters. Our Insituform® CIPP process provides a more affordable alternative to dig-and-replace methods and is a less disruptive and more environmentally friendly method for pipe repairs. As mentioned above, we have maintained our leadership position in the CIPP market through our ISO 9001:2008 certified manufacturing to technological innovations and market share for the past 40 years. Our Insituform® portfolio of products and services are utilized worldwide.
Fusible Polyvinyl Chloride Products for Rehabilitation: On February 18, 2016, we closed on the acquisition of Underground Solutions, Inc. (“Underground Solutions”). Underground Solutions’ patented fusible polyvinyl chloride products focus on the rehabilitation of pressure pipelines, primarily in North America. Underground Solutions uniquely complements Infrastructure Solutions’ existing pressure pipe rehabilitation technologies (InsituMain®, InsituGuard® and Tyfo®/Fibrwrap®) and increases Aegion’s presence in the pressure pipe market.
Fiber Reinforced Polymer Systems for Rehabilitation and Strengthening: Through our subsidiaries, Fyfe Co. LLC, Fibrwrap Construction Services, Inc. and other affiliated companies, we offer the manufacture and installation of fiber reinforced polymer (“FRP”) systems for strengthening, repair and restoration of masonry, concrete, steel and wooden infrastructures applicable worldwide. Our infrastructure markets include large diameter pipelines, buildings, bridges, tunnels, industrial developments and waterfront structures, of which the pipeline market currently makes up the most significant share. One of the key features of the Tyfo® Fibrwrap® FRP technology is its capability to withstand seismic and force loads, providing a unique advantage over conventional rehabilitation methods. Fibrwrap® FRP systems consist of the proprietary (or patented) and specialized Tyfo® carbon, glass, aramid and hybrid lightweight and low profile woven fabrics combined with the proprietary Tyfo® resin and epoxy polymers which, in unique combination, create the tested, proven and certified Fibrwrap® advanced composite systems. Fibrwrap® FRP systems are specifically engineered, manufactured and installed to solve a host of structural deficiencies or demands in existing structures. We offer personalized technical support to our customers through a highly trained structural engineering team that assists in all phases of a potential project, from the initial design to implementation and installation. While the majority of our FRP business is in North America, where we believe there is a growing addressable market, there is a growing acceptance of our products and services internationally, with particular focus in Southeast Asia.
Cathodic Protection for Corrosion Engineering Control and Infrastructure Rehabilitation: Through our subsidiary, Corrpro Companies, Inc. and its affiliated companies (“Corrpro”), we offer corrosion protection solutions, most notably through cathodic protection, a time tested pipeline corrosion mitigation technology that is mandated by regulatory rules in many types of pipeline systems. We provide engineering and inspection services by National Association of Corrosion Engineers International (“NACE”) trained and certified inspectors (one of the largest independent consulting corrosion engineering organizations in the world), project management, training, research, testing and design, consultation and installation services to the following markets: pipeline, refinery, above and underground storage tanks, water/wastewater structures, concrete infrastructure and offshore and marine structures. We also offer a full line of superior quality corrosion control and cathodic protection materials, which are ANSI/NSF 61 classified for drinking water system components. Through our acquisition of Hockway Middle East FZE in 2011, formation of a joint venture in Saudi Arabia in 2011 and formation of a branch office in Abu Dhabi in 2014, we have expanded our cathodic protection capabilities in the Middle East. Hockway offers a complete cathodic protection package from initial investigative survey through engineering design, manufacture of equipment, site installation and commissioning of systems with subsequent planned operational inspection and maintenance.
Pipe Coatings for Corrosion Control and Prevention: Through our subsidiary, The Bayou Companies, LLC and its related entities (“Bayou”), we provide products and services to protect pipes primarily for the oil and gas industries from corrosion and to provide flow assurance. We accomplish this through external and internal coatings utilizing fusion bonded epoxy (“FBE”), concrete for buoyancy reduction, extruded polyethylene for additional protection, insulation coating for thermal control and field joint coating for corrosion protection of fittings, valves and other primary sources for metal corrosion. We also provide custom coating services on pipe bends, fittings, fabricated spools, valves and short runs of straight pipe for oil, gas and potable water services, as well as onshore or offshore fabrication and welding services. We also offer a proprietary robotic pipe coating and inspection technology for internal and external welded pipe field joints and rebar coating.
Our cathodic protection and coatings products are applicable worldwide, with a focus on the Gulf of Mexico, the Canada Oil Sands, North America shale plays, the Middle East, South America, Latin America and Asia Pacific.
HDPE Pipe Lining for Corrosion Control, Abrasion Protection and Pipeline Rehabilitation: Through our subsidiary United Pipeline Systems, Inc. and its affiliated companies (“United Pipeline Systems”), we provide polyethylene pipe lining solutions to the oil and gas, mining and chemical industrial pipeline markets. Our proprietary high-density polyethylene (“HDPE”) Tite Liner® installation system provides chemical, corrosion and erosion resistance for numerous pipeline applications. Our HDPE system can rehabilitate pipelines for a fraction of the cost and time associated with industrial pipeline replacement and has application in the rehabilitation of pressure pipes in the municipal marketplace. We offer our HDPE lining protection products and services worldwide, with a strategic focus of expanding our presence in key end markets with sustainable capital spend on oil, gas and mining activities.
Construction and Maintenance of Oil and Gas Facilities: Through our Energy Services segment, which operates as Aegion Energy Services, we are a leading integrated service provider of maintenance, construction, engineering and turnaround activities for the oil and gas markets. Primarily focused on serving large oil and gas customers in California, Aegion Energy Services’ competitive advantages include its industry-leading safety record, a strong reputation for reliability and quality and comprehensive solutions needed for major refinery maintenance, repairs and retrofits. These core competencies position Aegion Energy Services to meet the growing demand for non-discretionary operating and maintenance expenditures.

Strategic Initiatives and Key Acquisitions to Support our Diversification Strategy
Restructuring Activities
2016 Restructuring
On January 4, 2016, our board of directors approved a restructuring plan (the “2016 Restructuring”) to reduce our exposure to the upstream oil markets and to reduce consolidated annual expenses. As part of management’s ongoing assessment of our energy-related businesses, management determined that the persistent low price of oil is expected to create market challenges for the foreseeable future, including reduced customer spending in 2016. The 2016 Restructuring is expected to reposition Energy Services’ upstream operations in California, reduce Corrosion Protection’s upstream exposure by divesting our interest in a Canadian pipe coating joint venture, right-size Corrosion Protection to compete more effectively and reduce corporate and other operating costs. The 2016 Restructuring is expected to reduce annual operating costs by approximately $15.0 million, most of which is expected to be realized in 2016, primarily through headcount reductions and office closures. We expect to reduce headcount by approximately 652 employees, or 10.5% of our total workforce, and record estimated pre-tax charges, most of which are cash charges, of between $7.0 million to $9.0 million. The 2016 Restructuring charges are expected to be recorded primarily in the first quarter of 2016 and consist mainly of employee severance, extension of benefits, employment assistance programs, early lease termination and other non-cash costs.
On February 1, 2016, we sold our 51% ownership in a Western Canada pipe coating joint venture as part of the effort to reduce our exposure in the North American upstream market. Additionally, we incurred goodwill impairment charges related to Energy Services. See the consolidated financial statements contained in this report for further information.
2014 Restructuring
On October 6, 2014, our board of directors approved a realignment and restructuring plan (the “2014 Restructuring”) to improve gross margins and profitability over the long term by exiting low-return businesses and reducing the size and cost of our overhead structure.

The 2014 Restructuring generated annual operating cost savings of approximately $10.8 million, which was in-line with our initial estimate, and consisted of approximately $8.4 million and $2.4 million of recognized savings within Infrastructure Solutions and Corrosion Protection, respectively. We achieved these cost savings by (i) exiting certain unprofitable international locations for our Insituform business and consolidating our worldwide Fyfe business with the global Insituform business, all of which is in our Infrastructure Solutions platform; and (ii) eliminating certain idle facilities in our Bayou pipe coating operation in Louisiana, which is in Corrosion Protection.
We have substantially completed all of the aforementioned objectives related to the 2014 Restructuring. 2014 Restructuring headcount reductions totaled 86 as of December 31, 2015. Remaining headcount reductions and cash costs related to the 2014 Restructuring are not expected to be material.
In February 2015, and in connection with the 2014 Restructuring, we sold our wholly-owned subsidiary, Video Injection - Insituform SAS (“VII”), our French CIPP contracting operation, to certain employees of VII. In connection with the sale, we entered into a five-year exclusive tube supply agreement whereby VII will purchase liners from Insituform Lining. VII will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period. The sale resulted in a loss of approximately $2.9 million that was recorded to other income (expense) in the Consolidated Statement of Operations during the first quarter of 2015. See the consolidated financial statements contained in this report for further information.
In December 2014, and in connection with the 2014 Restructuring, we sold our wholly-owned subsidiary, Ka-te Insituform AG (“Ka-te”), our Swiss contracting operation, to Marco Daetwyler Gruppe AG, a Swiss company. In connection with the sale, we entered into a five-year tube supply agreement whereby Ka-te will purchase liners from Insituform Lining. Ka-te will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period. The sale resulted in a loss of approximately $0.5 million that was recorded to other income (expense) in the Consolidated Statement of Operations during the fourth quarter of 2014. See the consolidated financial statements contained in this report for further information.
Total pre-tax restructuring charges to date were $60.5 million ($44.9 million post-tax) and consisted of non-cash charges totaling $48.6 million and cash charges totaling $11.9 million. The non-cash charges of $48.6 million included (i) $22.2 million related to the impairment of certain long-lived assets and definite-lived intangible assets for Bayou’s pipe coating operation in Louisiana, which is reported in Corrosion Protection, and (ii) $26.4 million related to impairment of definite-lived intangible assets, allowances for accounts receivable, write-off of certain other current assets and long-lived assets, inventory obsolescence, as well as losses related to the sales of our CIPP contracting operations in France and Switzerland, which are reported in Infrastructure Solutions. Cash charges totaling $11.9 million included employee severance, retention, extension of benefits, employment assistance programs and other costs associated with the restructuring of Insituform’s European and Asia-Pacific operations and Fyfe’s worldwide business.
While estimated remaining cash costs to be incurred in 2016 for the 2014 Restructuring are not expected to be material, we expect to incur additional non-cash charges in 2016, primarily related to potential reversals of cumulative translation adjustments, as we conclude the 2014 Restructuring.
See Notes 1, 3 and 16 to the consolidated financial statements contained in this report for a detailed discussion regarding acquisitions, strategic initiatives and divestitures.
Infrastructure Solutions Segment
On February 18, 2016, we acquired Underground Solutions for a purchase price of $85.0 million plus an additional $5.3 million for the discounted value of the estimated tax benefits associated with Underground Solutions’ net operating loss carry forwards. Underground Solutions provides infrastructure technologies for water, sewer and conduit applications. See Note 16 to the consolidated financial statements contained in this report for further information.
In June 2013, we sold our fifty percent (50%) interest in Insituform Rohrsanierungstechniken GmbH (“Insituform-Germany”) to Per Aarsleff A/S, a Danish company (“Aarsleff”). Insituform-Germany, a company that was jointly owned by Aegion and Aarsleff, is active in the business of no-dig pipe rehabilitation in Germany, Slovakia and Hungary. The sale price was €14 million, approximately $18.3 million. The sale resulted in a gain on the sale of approximately $11.3 million (net of $0.5 million of transaction expenses) recorded in other income (expense) on the consolidated statement of operations. In connection with the sale, Insituform-Germany also entered into a tube supply agreement with the Company whereby Insituform-Germany was obligated to purchase on an annual basis at least GBP 2.3 million, approximately $3.6 million, of felt CIPP liners during the two-year period from June 26, 2013 to June 30, 2015. The parties did not renew the tube supply agreement upon expiration.

Corrosion Protection Segment
On February 1, 2016, we sold our fifty-one percent (51%) interest in our Canadian coating joint venture, Bayou Perma-Pipe Canada, Ltd. (“BPPC”), to our joint venture partner, Perma-Pipe Canada, Inc. (“Perma-Pipe”) for a sale price of US $9.6 million. Perma-Pipe owned the remaining forty-nine percent (49%) interest in BPPC and is owned by MFRI, Inc., an unaffiliated U.S. company. As a result of the sale, we recognized a pre-tax, non-cash charge of approximately $0.6 million at December 31, 2015 to reflect the expected loss on the sale of the business. BPPC served as our pipe coating and insulation operation in Canada. The sale of our interest in BPPC was part of a broader effort by Aegion to reduce its exposure in the North American upstream market in light of our expectation of a prolonged low oil price environment.
On March 31, 2014, we sold our forty-nine percent (49%) interest in Bayou Coating, L.L.C. (“Bayou Coating”) to Stupp Brothers Inc. (“Stupp”), the holder of the remaining fifty-one percent (51%) interest in Bayou Coating. Stupp purchased the interest by exercising an existing option to acquire our interest in Bayou Coating at a purchase price equal to $9.1 million, which represented forty-nine percent (49%) of the book value of Bayou Coating as of December 31, 2013. Such book value was determined in accordance with the requirements of the joint venture agreement and was based on Bayou Coating’s federal information tax return for 2013 and approximated the book value of our investment in Bayou Coating as of December 31, 2013. We had previously received an indication from Stupp of its intent to exercise such option and, in the second quarter of 2013 in connection with such indication, we recognized a non-cash charge of $2.7 million ($1.8 million after tax) related to the goodwill allocated to the joint venture as part of the purchase price accounting associated with the 2009 acquisition of Bayou. The non-cash charge represented our then current estimate of the difference between the carrying value of the investment on the balance sheet and the amount we would receive in connection with the exercise. During the first quarter of 2014, the difference between our recorded gross equity in earnings of affiliated companies of $1.2 million and the final equity distribution settlement of $0.7 million resulted in a loss of $0.5 million.
During the second quarter of 2013, our Board of Directors approved a plan of liquidation for our Bayou Welding Works (“BWW”) business in an effort to improve our overall financial performance and align the operations with our long-term strategic initiatives. BWW provided specialty welding and fabrication services from its facility in New Iberia, Louisiana. BWW ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. As a result of the closure of BWW, we recognized a pre-tax, non-cash charge of $3.9 million ($2.4 million after tax) to reflect the impairment of goodwill and intangible assets. We also recognized additional pre-tax, non-cash impairment charges of $1.1 million ($0.7 million after tax) for equipment and other assets . During the fourth quarter of 2014, we completed final liquidation of BWW. Included within the final liquidation was the settlement of outstanding receivables with a single customer associated with a large fabrication project. The Company also incurred cash charges of $1.4 million related to certain professional fees incurred during dissolution as well as in connection with the settlement discussed above. This resulted in a recorded pre-tax charge of approximately $6.0 million within discontinued operations in 2014.
Energy Services Segment
On March 1, 2015, we acquired Schultz Mechanical Contractors, Inc. (“Schultz”), a California corporation. The total purchase price was $7.9 million and was funded by our cash reserves. Schultz primarily services customers in California and Arizona and is a provider of piping installations, concrete construction, and excavation and trenching services for the upstream and downstream oil and gas markets.
On July 1, 2013, we acquired Brinderson L.P. and its affiliated entities (collectively, “Brinderson”). Brinderson is a leading integrated service provider of maintenance, construction, engineering and turnaround activities for the upstream and downstream oil and gas markets. Primarily focused on serving large oil and gas customers in California, Brinderson’s competitive advantages include its industry-leading safety record, a strong reputation for reliability and quality and comprehensive solutions needed for downstream major refinery maintenance, repairs and retrofits. These core competencies position Brinderson to meet the demand for non-discretionary operating and maintenance expenditures. The transaction purchase price was $150.0 million, which resulted in a cash purchase price at closing of $147.6 million after preliminary working capital adjustments and an adjustment to account for cash held in the business at closing. During the fourth quarter of 2014, we finalized the settlement of negotiated working capital for the Brinderson acquisition as well as escrow claims made pursuant to the purchase agreement. As a result of the settlement, we received proceeds of $5.5 million, $1.0 million of which was recorded as a purchase price adjustment related to working capital and the remaining $4.5 million was recorded as an offset to operating expense in the Consolidated Statement of Operations.
Our Energy Services segment consists of Schultz and Brinderson.

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
Our Fusible PVC® technology contains proprietary PVC formulation that, when combined with its patented fusion process, results in a monolithic, fully-restrained, gasket-free, leak-free piping system. Fusible PVC® pipe products include, Fusible C-900®, Fusible C-905® and FPVC®. Fusible C-900® and Fusible C-905® both comply with the AWWA standards AWWA C900 and C905, respectively and are certified to NSF 61.
Our Duraliner™ product is a unique, patented technology for pipeline renewal resulting in a “stand alone” structural lining. In addition, Duraliner™ provides an equivalent design-life of new PVC pipelines, thus qualifying the rehabilitated pipelines to be capitalized as new assets under the rules of GASB Statement 34.

Our ServiceGuard®Composite Pipe product combines the performance benefits of CPVC with the strength and durability of an aluminum core to offer the ultimate water service line pipe.
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
See “Patents” below for more information concerning these technologies.
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
Infrastructure Solutions Operations
Our sewer pipeline rehabilitation activities are conducted principally through installation and other construction operations performed directly by our subsidiaries. In certain geographic regions, we have granted licenses to unaffiliated companies. As described under “Ownership Interests in Operating Licensees and Joint Ventures” below, we also have entered into contractual joint ventures from time to time to capitalize on our trenchless rehabilitation processes. Under these contractual joint venture relationships, work is bid by the joint venture entity and subcontracted to the joint venture partners or to third parties. The joint venture partners are primarily responsible for their subcontracted work, but both joint venture partners are liable to the customer for all of the work. Revenues and associated costs are recorded using percentage-of-completion accounting for our subcontracted portion of the total contract only. Our North American Infrastructure Solutions operations, including research and development, engineering, training and financial support systems, are headquartered in Chesterfield, Missouri. Tube manufacturing and processing facilities for North America are maintained in eight locations, geographically dispersed throughout the United States and Canada.
We also conduct Insituform® CIPP process rehabilitation operations worldwide through our wholly-owned subsidiaries. We utilize multifunctional robotic devices developed by a wholly-owned French subsidiary in connection with the inspection and repair of pipelines. We also maintain a manufacturing facility in Wellingborough, United Kingdom to support our international operations and through which we sell liners to third parties.
In addition to sewer pipeline rehabilitation, we have performed water rehabilitation operations since 2006 using our Insituform Blue® product portfolio. Under the Insituform Blue® brand, we are able to restore water pipes using our InsituMain®, InsituGuard®, InsituFlex®, InsituFold® and Thermopipe® lining systems. We conduct rehabilitation operations in North America, Australia, the Netherlands, the United Kingdom, Spain and Hong Kong through our existing operations.
With respect to water pipeline rehabilitation operations, we acquired Underground Solutions on February 18, 2016, which provides infrastructure technologies for water, sewer and conduit applications, primarily Fusible PVC® pipe, which when combined with its patented fusion process, results in a monolithic, fully-restrained, gasket-free, leak-free piping system.
Our infrastructure rehabilitation operations also utilize FRP to rehabilitate and strengthen pipelines, buildings, bridges, tunnels, industrial developments and waterfront structures throughout the United States and Canada through Fibrwrap Construction Services, headquartered in San Diego, California, and in our Asian markets through our wholly owned subsidiaries and through our joint ventures in Borneo, Korea and Indonesia. Through Fyfe Co., headquartered in San Diego, California, we design and manufacture the FRP composite systems used in these applications. Our wholly-owned Fyfe entities located in Singapore, Japan, Malaysia and Hong Kong and our Fyfe joint ventures in Borneo, Korea and Indonesia, provide product and engineering services throughout Asia-Pacific.
Corrosion Protection Operations
Our corrosion protection operations perform maintenance rehabilitation and corrosion protection services for oil and gas, industrial, and mineral piping systems and structures. We also offer products for gas release and leak detection systems. Our worldwide corrosion protection operations are headquartered in Chesterfield, Missouri. These operations are conducted through our various subsidiaries (Corrpro based in Houston, Texas, United Pipeline Systems based in Durango, Colorado, Bayou based in New Iberia, Louisiana, and Aegion Coating Services, LLC (“ACS”) based in Tulsa, Oklahoma and Conroe, Texas). Certain of our corrosion protection operations outside of the United States are conducted through our wholly-owned subsidiaries in the United Kingdom, Portugal, Chile, Canada, Argentina, Brazil and the United Arab Emirates and through our joint ventures in Mexico, Oman and Saudi Arabia.
Our Corrpro business performs fully-integrated corrosion prevention services including: (i) engineering; (ii) product and material sales; (iii) construction and installation; (iv) inspection, monitoring and maintenance; and (v) coatings. United Pipeline Systems performs pipeline rehabilitation services using our proprietary Tite Liner® process. Our Bayou business performs internal and external pipeline coating, lining, weighting and insulation services, as well as specialty fabrication services for offshore deep-water installations, including project management and logistics. Our ACS business specializes in the application of internal corrosion coatings services, provision of external field joint anti-corrosion coating services, and the supply of equipment, all for pipeline construction projects onshore and offshore in locations around the world.
Energy Services Operations
Aegion Energy Services is based in Costa Mesa, California and performs engineering, procurement, construction, maintenance and turnaround services, primarily for the downstream oil and gas industry. Aegion Energy Services’ operations are located in California, Washington, Nevada and Texas. We specialize in offering clients a flexible, single source for all project needs. Clients may choose a single service or multiple integrated services, everything from technical consulting to turnkey project delivery and ongoing maintenance. We provide project management and engineering professionals across various disciplines, including chemical, civil, structural, mechanical, electrical, instrumentation, project controls, estimating, procurement and safety. AllSafe, a division of Aegion Energy Services, provides safety field services.
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
Our CIPP licensees generally are obligated to pay a royalty at a specified rate. Any improvements or modifications a licensee may make in the subject process during the term of the license agreement generally becomes our property or is licensed to us. Should a licensee fail to meet its royalty obligations or other material obligations, we may terminate the license at our discretion. Licensees, upon prior notice to us, may generally terminate the license for certain specified reasons. We may vary the terms of agreements entered into with new licensees according to prevailing conditions. Income from royalties are immaterial to our overall consolidated revenues.
Our wholly-owned Fyfe entities located in Singapore, Japan, Malaysia and Hong Kong and our Fyfe joint ventures in Borneo, Korea and Indonesia, provide design, product and engineering support to installers and applicators of the FRP systems in Asia-Pacific. Our joint ventures in Asia-Pacific are granted the non-exclusive right to use Fyfe products in their respective territories. Fyfe Co. also periodically licenses on a project-by-project basis its patented technology to both affiliated and third party installers.
With regard to our Underground Solutions business, we have granted licenses to our Fusible PVC® pipe products and fusion processes internationally covering exclusive and non-exclusive territories to non-affiliated licensees that provide fusible PVC products and services. The licenses generally grant to the licensee, in exchange for royalties at a specified rate, the right to utilize our know-how and the patent rights (where such rights exist) relating to the subject products and processes, and to use our copyrights and trademarks. Underground Solutions also licenses domestically its patented technology to third party extruders and installers.

Ownership Interests in Operating Licensees and Joint Ventures
Through our Fyfe acquisition in Asia-Pacific in 2012, we hold controlling interests in joint ventures in Borneo, Korea and Indonesia. Through our subsidiary, Fyfe Asia Pte. Ltd. we hold (i) a fifty-one percent (51%) equity interest in Fyfe Borneo Sdn Bhd., with the other forty-nine percent (49%) equity interest held by C. Tech Sdn Bhd; and (ii) a fifty-five percent (55%) equity interest in PT Fyfe Fibrwrap Indonesia, with the other forty-five percent (45%) equity interest held by PT Graha Citra Anugerah Lestari. Through our subsidiary, Fyfe Limited (Hong Kong), we hold a seventy percent (70%) equity interest in Fibrwrap ENC Korea Ltd, with the other thirty percent (30%) equity interest held equally by Sang Jung Suh and Gyu Gon Cho.
Through our subsidiary, INA Acquisition Corp., we hold a fifty-five percent (55%) equity interest in United Pipeline de Mexico S.A. de C.V., our licensee of the Tite Liner® process in Mexico. The remaining ownership interest in United Pipeline de Mexico S.A. de C.V. is held by Miller Pipeline de Mexico S.A. de C.V., an unaffiliated Mexican company.
Through our subsidiary, Aegion Holding Company, LLC, we hold a fifty-one percent (51%) equity interest in Bayou Wasco Insulation, LLC (“Bayou Wasco”) through which we provide insulation services primarily for projects located in the United States, Central America, the Gulf of Mexico and the Caribbean. The other forty-nine percent (49%) equity interest is held by Wasco Energy, a leading insulation coatings provider based in Malaysia (“Wasco Energy”).
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

Product Development
By using our own laboratories and testing facilities, as well as outside consulting organizations and academic institutions, we continue to develop improvements to our proprietary processes, including the materials used and the methods of manufacturing and installing liners and for protecting and rehabilitating pipelines, buildings, bridges, tunnels and other infrastructure. During the years ended December 31, 2015, 2014 and 2013, we spent $2.8 million, $2.6 million and $2.6 million, respectively, on research and development related activities, including engineering.
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
We offer our corrosion protection solutions worldwide to energy, mining and other customers to protect new and existing pipelines and other structures. The marketing of sewer pipeline rehabilitation technologies is focused primarily on the municipal wastewater markets worldwide. We offer our water rehabilitation products to municipal and corporate customers. We offer our infrastructure rehabilitation products worldwide to certain certified third-party installers and applicators and market our installation services to municipal, state, federal and corporate customers worldwide. We offer our energy services solutions primarily to the oil and gas markets on the West Coast and in the Permian Basin. No customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2015, 2014 or 2013.
To help shape decision-making at every step, we use a highly-trained, multi-level sales force structured around target markets and key accounts, focusing on engineers, consultants, administrators, technical staff and public officials. Due to the technical nature of our products and services, many of our sales personnel have engineering or technical expertise and experience. We also produce sales literature and presentations, participate in trade shows, present at conferences and execute other marketing programs for our own sales force and those of unaffiliated licensees. Our unaffiliated licensees are responsible for marketing and sales activities in their respective territories. See “Licensees” and “Ownership Interests in Operating Licensees and Joint Ventures” above for a description of our licensing operations and for a description of investments in licensees.

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
In accordance with industry practice, substantially all of our contracts are subject to cancellation, termination or suspension at the discretion of the customer. Contracts in our backlog are subject to changes in scope and of services to be provided as well as adjustments to the costs relating to the contracts. Accordingly, backlog is not necessarily indicative of our future revenues or earnings.
Included within backlog for Aegion Energy Services are amounts that represent expected revenues to be realized under long-term Master Service Agreements (“MSAs”) and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues. Although backlog represents only those contracts and MSAs that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.
Included within backlog for Infrastructure Solutions and Corrosion Protection are certain contracts that are performed through our variable interest entities, in which we own a controlling portion of the entity. With the exception of Aegion Energy Services, a substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world. Aegion Energy Services, on the other hand, generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.
For additional information regarding our backlog including those risk factors specific to backlog, please refer to Item 1A – “Risk Factors”, and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.
Manufacturing and Suppliers
We maintain our North American Insituform® CIPP process liner manufacturing facility in Batesville, Mississippi. In Europe, we manufacture and sell Insituform® CIPP process liners from our plant located in Wellingborough, United Kingdom. Although raw materials used in Insituform® CIPP process products are typically available from multiple sources, our historical practice has been to purchase materials from a limited number of suppliers. We maintain our own felt manufacturing facility in Batesville, Mississippi. Substantially all of our fiber requirements are purchased from two sources, but there are alternate vendors readily available. We source our global resin supply from multiple vendors. We also manufacture certain equipment used in our Insituform® CIPP business. We believe that the sources of supply for our Insituform® CIPP operations in North America, Europe and Asia-Pacific are adequate for our needs.
We sell Insituform® CIPP process liners and related products to third parties and certain licensees on a long-term or, in certain instances, on a project to project basis. In Europe, in addition to sales made on a project by project basis, we have entered into supply agreements with various third parties to supply them with Insituform® CIPP process liners and related products.
With regard to Underground Solutions, we have qualified and utilize two third-party extruders to toll manufacture our Fusible PVC® pipe products.
The principal raw materials used by Fyfe Co. in the manufacture of FRP composite materials are carbon, glass, resins, fabric, and epoxy raw materials. Fabric and epoxies are the most significant materials purchased, which are currently purchased through a select group of suppliers, although these and the other materials are available from a number of vendors. The weaving of FRP components into woven fabric is done at our facility in La Conner, Washington. Fyfe Co. does specialized blending of unique epoxies from basic chemicals at our Batesville, Mississippi facility. The epoxy resin is also repackaged at our Batesville, Mississippi facility and the specialized blending is usually done on each job site. Fyfe Co. also sells finished materials throughout the United States and worldwide to our affiliates and certain certified third party installers and applicators.
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

Product and service revenues for our Bayou and Coating Services businesses are derived principally from internal and external pipeline coating, lining, weighting and insulation. Facilities are located in New Iberia, Louisiana; Tulsa, Oklahoma; Conroe, Texas; and Bakersfield, California. The primary raw materials used in the coating process include FBE, paint, concrete, iron ore, sand and gravel. Although our historical practice has been to purchase materials from a limited number of suppliers, we believe that the raw materials used in the coating process are typically available from multiple sources.
Our pricing of raw materials is subject to fluctuations in the underlying commodity prices. See “Commodity Risk” in Item 7A of this report for detail on our management of the risks associated with such price fluctuations.
Patents and Proprietary Technologies
As of December 31, 2015, we held 29 United States patents relating to the Insituform® CIPP process, the last of which will expire in 2034. As of December 31, 2015, we had three pending United States non-provisional patent applications relating to the Insituform® CIPP process.
We have obtained and are pursuing patent protection in our principal foreign markets covering various aspects of the Insituform® CIPP process. As of December 31, 2015, there were 112 issued foreign patents and utility models relating to the Insituform® CIPP processes, and 14 applications pending in foreign jurisdictions. The specifications and/or rights granted in relation to each patent will vary from jurisdiction to jurisdiction. In addition, as a result of differences in the nature of the work performed and in the climate of the countries in which the work is carried out, we do not necessarily seek patent protection for all of our inventions in every jurisdiction in which we do business. We have elected to maintain certain internally developed technologies, know-how and inventions as trade secrets. We have entered into confidentiality agreements with employees, consultants and third parties to whom we disclose confidential information. Although there can be no assurance that these measures will suffice to prevent unauthorized disclosure or use or that third parties will not develop similar technologies, we believe it would take substantial time and resources to independently develop such technologies.
As a result of our acquisition of Underground Solutions on February 18, 2016, we hold 18 United States patents, three pending United States patents, 27 foreign patents and 19 pending foreign patents with regard to Fusible PVC® pipe products and fusion processes as well as other infrastructure technologies for water, sewer and conduit applications.
As of December 31, 2015, we held 22 issued patents and eight pending patents in the United States and four issued and 20 pending patents in foreign jurisdictions that relate to our FRP strengthening business operated through our Fyfe and Fibrwrap subsidiaries. Of these applications, two are Patent Cooperation Treaty applications that cover multiple jurisdictions in Europe and throughout the world.
For our corrosion protection operations, as of December 31, 2015, we held eleven issued patents and three pending patents in the United States and three issued and 14 pending patents in foreign jurisdictions that relate to our cathodic protection business operated through our Corrpro subsidiary and interior surface coating inspection business operated through our ACS subsidiary. As of December 31, 2015, we had two issued patents and one pending patent in the United States, and three issued patents and eight pending patents in foreign jurisdictions that relate to the Tite Liner® process, although we believe that the success of our Tite Liner® process business depends primarily upon our proprietary know-how and our installation, marketing and sales skills. The success of our pipeline coatings process operating through our Bayou subsidiaries depends primarily on our know-how and manufacturing expertise as well as our marketing and sales skills.
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
Competition
The markets in which we operate are highly competitive, primarily on the basis of price, quality of service and capacity to perform. Most of our products and services face direct competition from competitors offering similar or essentially equivalent products or services. In addition, customers can select a variety of methods to meet their infrastructure installation, strengthening and rehabilitation needs, as well as their coating and cathodic protection needs, including a number of methods that we do not offer.
In the trenchless sewer rehabilitation market, the CIPP process is one of the preferred methods. Because relatively few significant barriers to entry exist in this market, any organization with adequate financial resources and access to technical expertise may become a competitor. As such, there are numerous companies with which we compete. Worldwide, we compete with numerous smaller firms on local or regional levels and with several larger firms on the global and national levels. Despite the number of competitors, Insituform, as the worldwide pioneer of this technology, has maintained its role as a global market leader, both in the United States and abroad.
In water rehabilitation, dig and replace is still the preferred method for the majority of customers. Currently, CIPP is utilized in less than five percent of water pipeline rehabilitation projects in the United States. Because this is a more specialized field, with more barriers to entry, including strict government mandates, we compete primarily with a handful of global and national specialty contractors.
In the pressure pipe market, our Fusible PVC® products compete against other more-traditional products, such as high density polyethylene and restrained joint PVC pipe products.
In our infrastructure rehabilitation business, the FRP process competes against traditional methods of structural retrofitting, but is gaining acceptance in the construction and retrofitting industry. Fibrwrap Construction has been performing successful installations of FRP systems for 25 years. With its proprietary technologies relating to both products and application, Fyfe Co. is a leader in the FRP market and Fibrwrap Construction is one of the most experienced installers of the FRP system and has a well established reputation. In this field, there are barriers to entry, including testing requirements, experience, intellectual property and certifications. Fyfe has teamed with a number of universities around the world to conduct extensive product testing. In addition, Fyfe has dedicated significant resources to obtaining technical market acceptance of its proprietary products. As a result, Fyfe has received a number of certifications, including NSF certification for its Tyfo® Fibrwrap® system, International Code Council - Evaluation Service Report (ESR-2103), indicating product approval by the International Building Code and compliance with ICC-AC125 guidelines for FRP strengthening. Because of the barriers to entry, Fyfe Co. and Fibrwrap Construction tend to compete with a small number of companies on a regional or national level, most of which do not provide the full spectrum of services provided by Fyfe Co. and Fibrwrap Construction.
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
The process of utilizing HDPE liners is a prevalent method used to protect pipelines servicing the energy and mining industries. United Pipeline Systems is recognized as a leader in the HDPE market, having provided HDPE solutions on six continents. And, because of barriers to entry, due to necessary technological capabilities, United Pipeline Systems tends to only compete with a small number of specialty firms globally, nationally and regionally. Through our focused efforts on expanding our services worldwide, United Pipeline Systems enjoys significant name recognition and substantial market share in this industry in the key energy and mining regions of the world.
The FBE process is one of the standard methods for pipe coating. Bayou has a presence in the FBE and insulation coating market in the Gulf South of the United States. Because the pipe coating industry is very capital intensive, Bayou usually competes with a small number of global and national companies. However, Bayou also competes on a project-specific basis with small firms on local or regional jobs. These regional firms are often steel mills that have coatings plants onsite to provide for their internal coatings needs, but these firms will outsource their coatings services if projects are beyond their geographic reach. Competition from these regional firms on more than a project basis is unlikely as these firms tend to be restricted geographically due to their shipping limitations. ACS has strong presence in the field of FBE coating and is an industry leader in both inner diameter (ID) robotic coatings and outer diameter (OD) coatings. Because of these specialized fields, ACS usually competes with a small number of specialty providers.
In our Energy Services segment, Brinderson and Schultz operate in a fragmented and intensely competitive field of plant engineering, maintenance and construction services in the downstream oil refining industry, as well as performing work in the industrial and natural gas, gas processing and compression markets. Brinderson competes with local, regional and national contractors and service providers. Competitors vary with the markets that are served with few competitors competing in all of the geographic markets we serve or in all of the services we provide. Contracts are generally awarded based on safety performance, reputation for quality, price, schedule, and client satisfaction.
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
Employees
As of December 31, 2015, we had approximately 6,200 employees. Certain of our subsidiaries are parties to collective bargaining agreements covering an aggregate of approximately 1,500 employees. We generally consider our relations with our employees and unions to be good.
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
Government Regulation
We are required to comply with all applicable United States federal, state and local, and all applicable foreign statutes, regulations and ordinances. In addition, our installation and other operations have to comply with various relevant occupational safety and health regulations, transportation regulations, code specifications, permit and licensing requirements and bonding and insurance requirements, as well as with fire regulations relating to the storage, handling and transporting of flammable materials. Our manufacturing and coatings facilities, as well as our installation and other operations, are subject to federal and state environmental protection regulations, none of which presently have any material effect on our capital expenditures, earnings or competitive position in connection with our present business. However, although our installation and other operations have established monitoring programs and safety procedures, further restrictions could be imposed on the manner in which installation and other activities are conducted, on equipment used in installation and other activities, on volatile organic compounds and hazardous air pollutant emissions from our paintings and coatings processes and on the use of solvents or the thermosetting resins used in the Insituform® CIPP process.
The use of both thermoplastics and thermosetting resin materials in contact with drinking water is strictly regulated in most countries. In the United States, a consortium led by NSF International, under arrangements with the United States Environmental Protection Agency (“EPA”), establishes minimum requirements for the control of potential human health effects from substances added indirectly to water via contact with treatment, storage, transmission and distribution system components, by defining the maximum permissible concentration of materials that may be leached from such components into drinking water, and methods for testing them. Our lining and coating products for drinking water use are NSF/ANSI Standard 61 compliant, including Fyfe’s entire Tyfo® Fibrwrap® system, Insituform’s full range of water pipe lining products and Underground Solutions’ Fusible C-900® and Fusible C-905® products. In addition, United Pipeline Systems’ HDPE TiteLiner® system as well as Underground Solutions’ Fusible C-900® and Fusible C-905® products are certified to NSF/ANSI Standard 61. Corrpro’s corrosion control products are NSF/ANSI 61 classified for drinking water systems and its cathodic protection solutions for water storage tanks and water treatment units are compliant with AWWA Standard D104 and NACE recommended practices. NSF assumes no liability for use of any products, and NSF’s arrangements with the EPA do not constitute the EPA’s endorsement of NSF, NSF’s policies or its standards. Dedicated equipment is needed in connection with use of these products in drinking water applications.
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
In the water and wastewater rehabilitation portion of our Infrastructure Solutions segment, we face competition from companies providing similar products and services as well as companies providing other methods of rehabilitation that we do not offer, including traditional dig-and-replace, which is still the preferred method in the water rehabilitation market. In the trenchless wastewater rehabilitation market, CIPP is one of the preferred methods. In this market, few significant barriers to entry exist and, as a result, any organization that has the financial resources and access to technical expertise and bonding may become a competitor. As such, we compete with many smaller firms on a local or regional level and with several larger firms on the global and national levels. In water rehabilitation, where there are more significant barriers to entry because the market is strictly regulated, we compete with a smaller number of specialty contractors around the world. Further, our Fusible PVC® pipe products compete against other more traditional products, such as high density polyethylene and restrained join PVC pipe products.
In the infrastructure rehabilitation portion of our Infrastructure Solutions segment, the FRP process competes against traditional methods of structural retrofitting. Given there are significant barriers to entry, including testing requirements, experience, intellectual property and certifications, in manufacturing we only compete with a handful of FRP suppliers. However, with respect to installation, we compete with a number of FRP installers. If any of our competitors were to become fully-integrated like us or if new entrants in the market were to develop strong installation and manufacturing expertise, this could adversely impact our ability to grow revenues in this market.
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
We depend upon our proprietary technologies and information, many of which are no longer subject to patent protection. We rely principally upon trade secret and copyright laws to protect our proprietary technologies. We regularly enter into confidentiality agreements with our key employees, customers and potential customers and limit access to and distribution of our trade secrets and other proprietary information. However, these measures may not be adequate to prevent misappropriation of our technologies or to assure that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. In addition, the laws of other countries in which we operate may not protect our proprietary rights to the same extent as the laws of the United States. We are also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights.
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
Our backlog, which at December 31, 2015 was approximately $776.5 million, is subject to unexpected adjustments and cancellation. The revenues projected in this backlog may not be realized or, if realized, may not result in profits. We may be unable to complete some projects included in our backlog in the estimated time and, as a result, such projects could remain in backlog for extended periods of time. To the extent that we experience project cancellation or scope adjustments, we could face a reduction in the dollar amount of our backlog and the revenues that we actually receive from such backlog. In addition, one or more of our multi-year contracts have in the past and may in the future contribute a material portion of our backlog in any one year. The loss of business from any one of these significant customers could have a material adverse effect on our business or results of operations.
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
We employ the percentage-of-completion method of accounting for our construction projects. This methodology recognizes revenues and profits over the life of a project based on costs incurred to date compared to total estimated project costs. Revisions to revenues and profits are made once amounts are known and can be reasonably estimated. Given the uncertainties associated with some of our contracts, it is possible for actual costs to vary from estimates previously made. Revisions to estimates could result in the reversal of revenues and gross profit previously recognized. For the year ended December 31, 2015, approximately 68.9% of our revenues were derived from percentage-of-completion accounting.
We may experience cost overruns on our projects.
We conduct a significant portion of our business under guaranteed maximum price or fixed price contracts, where we bear a significant portion of the risk for cost overruns. Under such contracts, prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of materials and other exigencies. Our profitability depends heavily on our ability to make accurate estimates. Inaccurate estimates, or changes in other circumstances, such as unanticipated technical problems, difficulties obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials, currency fluctuations or our suppliers’ or subcontractors’ inability to perform could result in substantial losses, as such changes adversely affect the revenue and gross profit recognized on each project.
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
As seen in the recent and sustained decline and historic high volatility in crude oil prices and other energy commodities, prices for mined minerals, oil and natural gas are subject to periodic downturns and large fluctuations in response to relatively minor changes in supply and demand, market uncertainty and a variety of other factors (including those set forth above) that are beyond our control, and we expect such prices to continue to be volatile. Demand for the products and services we provide could decrease in the event of a sustained reduction in demand for mined minerals, oil or natural gas, while perceptions of long-term decline in the prices of mined materials, oil and natural gas by mining, oil and gas companies (some of our customers) can similarly reduce or defer major expenditures given the long-term nature of many large-scale projects or result in downward pressure on the prices we charge. As such, a significant downturn in the mining, oil and/or natural gas industries could result in a reduction in demand for our mining, oil field and refinery services and could adversely affect our operating results. Additionally, the volatility of such prices and the resulting effects are difficult to predict, which reduces our ability to anticipate and respond effectively to changing conditions.
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
Our operations could be adversely impacted by California legislation related to downstream work performed in California refineries.
Aegion Energy Services may face challenges with the addition of section 25536.7 to the California Health and Safety Code on January 1, 2014. The law introduced new requirements for refineries and outside contractors at covered facilities when construction, alteration, demolition, installation, repair or maintenance work is performed at the covered facility. The law imposes the following new requirements:

•	all subject workers must be paid the applicable prevailing wage rate;

•	all subject workers must be either “skilled journeymen” or “registered apprentices”; and

•
commencing January 1, 2014, at least 30% of skilled journeypersons on the project must be graduates of certified apprenticeship programs, which percentage increases to 45% on January 1, 2015 and 60% on January 1, 2016.

The new requirements only pertain to contracts entered into, extended or renewed after January 1, 2014. Aegion Energy Services currently has long term contracts in place with many of its major downstream clients, but its operations may be adversely impacted to become fully compliant with, or as a result of, Section 25536.7 of the California Health and Safety Code when the contracts expire.

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
We maintain significant international operations, including operations in North America, Europe, Asia-Pacific, Australia, the Middle East, South America, Latin America and Africa. For the years ended December 31, 2015, 2014 and 2013, approximately 27.6%, 30.4%, and 38.4%, respectively, of our revenues were derived from international operations. We expect a significant portion of our revenues and profits to come from international operations and joint ventures for the foreseeable future and to continue to grow over time.
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

For example, we are subject to compliance with various laws and regulations, including the Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot assure you that our internal policies, procedures and controls will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition and results of operations.
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
Our Aegion Energy Services business has approximately 2,500 employees, approximately 2,350 of whom are located in areas where employees predominantly are represented by unions. Although we believe that our relations with our employees and the unions are good, no assurances can be made that we will not experience these and other types of conflicts with labor unions, works councils, other groups representing employees, or our employees in general, especially in the context of any future negotiations with our labor unions. We can also make no assurance that future negotiations with our labor unions will not result in a significant increases in the cost of labor. Although none of our Brinderson employees participate in multi-employer benefit plans, our Schultz employees currently participate in eight multi-employer benefit plans, which may increase in the future. Participation in multi-employer benefit plans may result in liability to Aegion Energy Services in excess of that directly attributable to employees of Aegion Energy Services.
Additionally, the employees of some of our customers are unionized, especially the customers of our Aegion Energy Services business. Any strikes, work stoppages or other labor matters experienced by our customers may impact our ability to work on projects and, as a result, have an adverse effect on our financial condition and results of operations.
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
We purchase the majority of our fiber requirements for tube manufacturing from two sources. We believe, however, that alternate sources are readily available, and we continue to negotiate with other supply sources. The manufacture of the tubes used in our rehabilitation business is dependent upon the availability of resin, a petroleum-based product. We currently have qualified four resin suppliers from which we intend to purchase the majority of our resin requirements for our North American operations. For our European operations, we currently have qualified six resin suppliers and for our Asia-Pacific operations, we currently have qualified six resin suppliers. We believe that these and other sources of resin supply are readily available. Historically, resin prices have fluctuated on the basis of the prevailing prices of oil, and we anticipate that prices will continue to be heavily influenced by the events affecting the oil market. If there is a shortage or contraction of fiber or resin suppliers or if the price of fiber or resin increase, it could have an adverse effect on our results of operations.
The primary products and raw materials used by the infrastructure rehabilitation portion of our Infrastructure Solutions segment in the manufacture of FRP composite systems are carbon, glass, resins, fabric, and epoxy raw materials. Carbon and epoxies are the largest materials purchased, which are currently purchased through a select group of suppliers, although we believe these and the other materials are available from a number of vendors. The price of epoxy historically is affected by the price of oil. In addition, a number of factors such as worldwide demand, labor costs, energy costs, import duties and other trade restrictions may influence the price of these raw materials. An increase in the price of these raw materials may have an adverse effect on our operations. Further, because we utilize a limited number of extruders to toll manufacture our Fusible PVC® pipe products, we could be adversely affected if one or more of these extruders is unable to continue to toll manufacture our Fusible PVC® pipe products.

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
Our Aegion Energy Services business serves large oil and gas customers in California and is headquartered in Costa Mesa, California with operations throughout California, near major earthquake faults. Furthermore, our Infrastructure Solutions segment has substantial operations in California near major earthquake faults. While we carry earthquake insurance, a catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems or our clients’ facilities could harm our ability to conduct normal business operations and our operating results.
The actual timing, costs and benefits of the 2016 Restructuring may differ from those currently expected, which may reduce our operating results.
On January 4, 2016, we announced the 2016 Restructuring, which is intended to reduce the Company’s consolidated annual expenses by approximately $15 million. Following an assessment of its energy-related businesses, we concluded the persistent low price of oil is expected to create market challenges for the foreseeable future and that the high-cost upstream oil markets it serves in California and Canada will be particularly difficult as customers further reduce expenditures in 2016. In light of expectations for a prolonged low oil price environment, Aegion announced that it will reposition its Energy Services’ upstream operations in California, right-size the Corrosion Protection platform to compete more effectively and reduce corporate and other operating expenses. Also in connection with the assessment of our energy-related businesses, we sold our 51 percent interest in Bayou Perma-Pipe Canada, Inc. on February 1, 2016.
We expect to complete a majority of the 2016 Restructuring during the first quarter of 2016 and to complete any remainder of the 2016 Restructuring before the end of 2016.
The 2016 Restructuring is subject to various risks, which could result in the actual timing, costs and benefits of the plan differing from those currently anticipated. These risks and uncertainties include, among others that: (i) we may not be able to implement the 2016 Restructuring in the timeframe currently planned; (ii) our costs related to the 2016 Restructuring may be higher than currently estimated; and (iii) unanticipated disruptions to our operations may result in additional costs being incurred. We also cannot assure you that we will not undertake additional restructuring activities in the future. Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of the 2016 Restructuring, and if we do not, our business and results of operations may be adversely impacted.
Additionally, the 2016 Restructuring may yield unintended consequences, such as:

•	actual or perceived disruption of service or reduction in service standards to customers;

•	the failure to preserve supplier relationships and distribution, sales and other important relationships and to resolve conflicts that may arise;

•	attrition beyond our intended reduction in headcount and reduced employee morale, which may cause our employees who were not affected by the 2016 Restructuring to seek alternate employment;

•	increased risk of employment litigation; and

•	diversion of management attention from ongoing business activities.
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
We may incur further impairments to goodwill or long-lived assets
We review our long-lived assets, including goodwill and other intangible assets, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The valuation of goodwill and other intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples and discount rates. Negative industry or economic trends, including reduced market prices of our common stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates, or lack of growth in our relevant businesses, could lead to further impairment charges against our long-lived assets, including goodwill and other intangible assets. If, in any period, our stock price decreases to the point where our fair value, as determined by our market capitalization, is less than the book value of our assets for an extended period of time, this could also indicate a potential impairment, and we may be required to record an impairment charge in that period, which could adversely affect our results of operations.
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
We are subject to a number of restrictive debt covenants under our credit facility.
In October 2015, the Company amended and restated its $650.0 million senior secured credit facility (the “Credit Facility”) with a syndicate of banks. Our Credit Facility contains certain restrictive covenants, which restrict our ability to, among other things, incur additional indebtedness, incur certain liens on our assets or sell assets, make investments and make other restricted payments. Our Credit Facility also requires us to maintain specified financial ratios under certain conditions and satisfy financial condition tests. Our ability to meet those financial ratios and tests and otherwise comply with our financial covenants may be affected by the factors described in this “Risk Factors” section of this report and other factors outside our control, and we may not be able to continue to meet those ratios, tests and covenants. Our ability to generate sufficient cash from operations to meet our debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. A breach of any of these covenants, ratios, tests or restrictions, as applicable, or any inability to pay interest on, or principal of, our outstanding debt as it becomes due could result in an event of default. Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable.
At December 31, 2015, we were in compliance with all of our debt covenants as required under the Credit Facility. If we are unable to comply with the restrictive covenants in the future, we would be required to obtain amendments or waivers from our lenders or secure another source of financing. If our current lenders accelerate the maturity of our indebtedness, we may not have sufficient capital available at that time to pay the amounts due to our lenders on a timely basis. In addition, these restrictive covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities.
We occasionally access the financial markets to finance a portion of our working capital requirements and support our liquidity needs. Our ability to access these markets may be adversely affected by factors beyond our control and could negatively impact our ability to finance our operations, meet certain obligations or implement our operating strategy.
We occasionally borrow under our existing credit facility to fund operations, including working capital investments. Market disruptions such as those experienced in the United States and abroad have materially impacted liquidity in the credit and debt markets, making financing terms for borrowers less attractive and, in certain cases, resulting in the unavailability of certain types of financing. Uncertainty in the financial markets may negatively impact our ability to access additional financing or to refinance our existing credit facility or existing debt arrangements on favorable terms or at all, which could negatively affect our ability to fund current and future expansion as well as future acquisitions and development. These disruptions may include turmoil in the financial services industry, volatility in the markets where our outstanding securities trade and general economic downturns in the areas where we do business. If we are unable to access funds at competitive rates, or if our short-

term or long-term borrowing costs increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected.
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
Sales of substantial numbers of additional shares of our common stock or any shares of our preferred stock, including sales of shares in connection with any future acquisitions, or the perception that such sales could occur, may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy obligations upon exercise of outstanding warrants or options or for other reasons. Our certificate of incorporation provides that we have authority to issue 125,000,000 shares of common stock. As of December 31, 2015, 36,053,499 shares of common stock were issued and outstanding.
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

Our amended and restated by-laws designate the state courts of Delaware or, if no such state court has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of claims that may be initiated by our stockholders, which could discourage lawsuits against Aegion and Aegion’s directors and officers.
Our amended and restated by-laws provide that unless waived by Aegion, the state courts of the State of Delaware or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any claims brought by a stockholder (including a beneficial owner) (i) that are based upon a violation of a duty by a current or former director or officer or stockholder in such capacity or (ii) as to which the Delaware General Corporation Law confers jurisdiction upon the Delaware Court of Chancery. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with Aegion or Aegion’s directors or officers, which may discourage such lawsuits against Aegion and Aegion’s directors and officers. Alternatively, if a court outside of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we could incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
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
ACS, another wholly-owned subsidiary, owns properties in Bakersfield, California and Conroe, Texas that are used as office space and operational facilities.
Our wholly-owned subsidiary, Brinderson, leases an office in Costa Mesa, California for its headquarters and also leases various operational facilities throughout California and Texas.
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

Item 4. Mine Safety Disclosure.
None.

Item 4A. Executive Officers of the Registrant.
Our executive officers, and their respective ages and positions with us, are as follows:

Charles R. Gordon	57	President and Chief Executive Officer
David F. Morris	54	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
David A. Martin	48	Executive Vice President and Chief Financial Officer
John D. Huhn	47	Senior Vice President, Strategy and Corporate Development
Michael D. White	43	Senior Vice President and Corporate Controller
Stephen P. Callahan	49	Senior Vice President – Human Resources
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
Michael D. White serves as our Senior Vice President and Corporate Controller, a position he has held since October 2014. Mr. White joined Aegion in October 2013 as Vice President and Corporate Controller. Prior to joining Aegion, he served in various financial leadership positions in the oil & gas and technology industries, including Chief Accounting Officer for both SunGard Energy and Wood Group Production Services. Prior to 2001, he was a manager with Ernst & Young, LLP. Mr. White earned a BBA in Accounting and Finance from the University of Houston and is a Certified Public Accountant and member of the American Institute of Certified Public Accountants.
Stephen P. Callahan serves as our Senior Vice President – Human Resources, a position he has held since November 2015. Prior to joining Aegion, Mr. Callahan was Vice President of Corporate and International Human Resources and HRIS at

Peabody Energy from October 2010 until November 2015, where he was responsible for driving global alignment within the human resources function, HRIS, global mobility, business development support and M&A integration, HR metrics and analytics and corporate generalist support. Mr. Callahan has over 20 years of global experience working in Romania, India, France, China, Indonesia, Mongolia, Singapore and the United Kingdom. He holds a Bachelor of Science in Speech Communications from West Chester University and a Master of Arts in Human Resources Development Leadership from The University of Texas-Austin.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common shares, $.01 par value, are traded on The Nasdaq Global Select Market under the symbol “AEGN”. The following table sets forth the range of quarterly high and low sales prices for the years ended December 31, 2015 and 2014, as reported on The Nasdaq Global Select Market. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

Period	High	Low
2015
First Quarter	$19.47	$15.31
Second Quarter	19.67	17.11
Third Quarter	19.92	15.97
Fourth Quarter	22.41	16.16

2014
First Quarter	$25.39	$19.14
Second Quarter	25.64	21.94
Third Quarter	25.52	21.69
Fourth Quarter	22.61	16.54
During the quarter ended December 31, 2015, we did not offer any equity securities that were not registered under the Securities Act of 1933, as amended. As of February 22, 2016, the number of holders of record of our common stock was 435.
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

The following table provides information as of December 31, 2015 with respect to the shares of common stock that may be issued under our existing equity compensation plans:
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,811,309	$19.98	1,023,270
Equity compensation plans not approved by security holders	—	—	—
Total	1,811,309	$19.98	1,023,270
_________________________________

(1)
The number of securities to be issued upon exercise of granted/awarded options, warrants and rights includes: (i) 288,383 stock options; (ii) 1,275,707 restricted stock, restricted stock units and restricted performance units; and (iii) 247,219 deferred stock units outstanding at December 31, 2015.

Issuer Purchases of Equity Securities
The following table provides information regarding repurchases made by us of our common stock during the year ended December 31, 2015, pursuant to share repurchase programs approved by our Board of Directors.

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2015 (2)	89,844	$15.72	—	$—
February 2015 (1) (2)	24,053	16.65	—	20,000,000
March 2015 (1) (2)	323,772	17.94	320,000	14,256,104
April 2015 (1) (2)	420,048	18.59	420,000	6,450,132
May 2015 (1) (2)	353,616	18.37	351,122	—
June 2015	—	—	—	—
July 2015 (2)	397	17.95	—	—
August 2015 (2)	451	18.52	—	—
September 2015	—	—	—	—
October 2015 (2)	173	16.48	—	—
November 2015 (2) (3)	125,743	20.89	51,077	18,938,128
December 2015 (2) (3)	164,504	19.59	164,000	15,726,420
Total	1,502,601	$18.50	1,306,199
_________________________________

(1)
In February 2015, our board of directors authorized the open market repurchase of up to $20.0 million of our common stock to be made during 2015. This amount constituted the maximum open market repurchases currently authorized in any calendar year under the terms of our then current Credit Facility. Once a repurchase is complete, we promptly retire the shares.

(2)
In connection with approval of our then current Credit Facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with “net, net” exercises of employee stock options and/or the vesting of restricted stock or deferred stock units issued to employees and directors. During 2015, 163,500 shares were surrendered in connection with stock swap transactions and 32,902 shares were surrendered in connection with restricted stock and deferred stock units transactions. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock or deferred stock units vested or the stock option was exercised. Once a repurchase is complete, we promptly retire the shares.

(3)
In November 2015, our board of directors authorized the open market repurchase of up to $20.0 million of our common stock to be made during 2015 and 2016. We have authorization under our Credit Facility to repurchase up to an additional $40.0 million of our common stock in 2016. Once a repurchase is complete, we promptly retire the shares.

Performance Graph
The following performance graph compares the total stockholder return on our common stock to the S&P 500 Index and a selected peer group index for the past five years. The compensation committee of our board of directors also reviews data for this peer group in establishing the compensation of our executive officers. In 2015 the peer group index was comprised of the following companies:

Actuant Corporation	Helix Energy Solutions Group
Barnes Group, Inc.	Newpark Resources
Basic Energy Services, Inc.	Tesco Corporation
Valmont Industries, Inc.	C&J Energy Services, Inc.
Kennametal, Inc.	CIRCOR International, Inc.
Tetra Tech, Inc.	Forum Energy Technologies, Inc.
Matrix Service Company	Mas Tec, Inc.
Dril-Quip, Inc.	McDermontt International Inc.
Team, Inc.	Oil States International Inc.
Willbros Group, Inc.

The graph assumes that $100 was invested in our common stock and each index on December 31, 2010 and that all dividends, if any, were reinvested.
Comparison of Five-Year Cumulative Return

	2010	2011	2012	2013	2014	2015
Aegion Corporation	$100.00	$57.86	$83.70	$82.57	$70.20	$72.84
S&P 500 Total Returns	100.00	102.11	118.45	156.82	178.28	180.75
Peer Group	100.00	93.20	103.93	133.66	101.37	70.95

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

	Years Ended December 31,
	2015(1)	2014(2)	2013(3)(4)	2012(5)(6)	2011(7)(8)
	(In thousands, except per share amounts)
INCOME STATEMENT DATA(10):
Revenues	$1,333,570	$1,331,421	$1,091,420	$1,016,831	$925,766
Operating income (loss)	19,946	(19,812)	66,882	81,803	45,707
Income (loss) from continuing operations (9)	(8,067)	(33,320)	50,812	54,374	27,134
Loss from discontinued operations	—	(3,847)	(6,461)	(1,713)	(587)
Net income (loss) (9)	(8,067)	(37,167)	44,351	52,661	26,547
Basic earnings (loss) per share:
Income (loss) from continuing operations (9)	(0.22)	(0.88)	1.31	1.38	0.68
Loss from discontinued operations	—	(0.10)	(0.17)	(0.04)	(0.01)
Net income (loss) (9)	(0.22)	(0.98)	1.14	1.34	0.67
Diluted earnings (loss) per share:
Income (loss) from continuing operations (9)	(0.22)	(0.88)	1.30	1.37	0.68
Loss from discontinued operations	—	(0.10)	(0.17)	(0.04)	(0.01)
Net income (loss) (9)	(0.22)	(0.98)	1.13	1.33	0.67
BALANCE SHEET DATA:
Cash and cash equivalents	$209,253	$174,965	$158,045	$133,676	$105,292
Working capital, net of cash	171,176	198,834	210,858	202,469	219,974
Current assets (11)	678,196	638,122	603,858	560,661	517,985
Property, plant and equipment, net	144,833	168,213	182,303	183,163	166,614
Total assets (11)	1,258,307	1,295,673	1,362,918	1,217,894	1,124,964
Current maturities of long-term debt and notes payable	17,648	26,399	22,024	33,775	26,541
Long-term debt, less current maturities	337,774	351,076	366,616	221,848	222,868
Total liabilities (11)	663,751	650,588	650,497	501,774	475,975
Total stockholders’ equity	578,025	626,635	709,368	699,316	640,732
_________________________________

(1)
2015 results include expenses of $11.0 million related to our 2014 Restructuring, $43.5 million related to certain goodwill impairments, and $1.9 million related to our acquisitions of Schultz, Underground Solutions and diligence on other targets. Results also include $3.4 million related to expenses associated with the amended and restated $650 million senior secured credit facility and our write-off of unamortized debt issuance costs from our prior credit facility.

(2)
2014 results include expenses of $49.5 million related to our 2014 Restructuring, $52.7 million related to certain goodwill and definite-lived intangible asset impairments, and $1.4 million related to our acquisition of Brinderson and other targets. Results also include $4.5 million in proceeds received in connection with the settlement of escrow claims related to the purchase of Brinderson.

(3)	2013 results include expenses of $5.8 million related to our acquisition of Brinderson and other targets.

(4)	2013 results include amounts from our acquisition of Brinderson from its acquisition date of July 1, 2013.

(5)	2012 results include expenses of $3.1 million related to our acquisitions of Fyfe LA, Fyfe Asia and other targets.

(6)	2012 results include amounts from our acquisitions of Fyfe LA and Fyfe Asia from their acquisition dates of January 4, 2012 and April 5, 2012, respectively.

(7)
2011 results include expenses of $6.4 million related to our acquisitions of CRTS, Hockway, Fyfe NA and Fyfe LA, $2.2 million related to a Company-wide restructuring program and $6.8 million related to the redemption of our Senior Notes due 2013 and our write-off of unamortized debt issuance costs from our prior credit facility.

(8)	2011 results include amounts from our acquisitions of CRTS, Hockway and Fyfe NA from their acquisition dates of June 30, 2011, August 2, 2011 and August 31, 2011, respectively.

(9)	All periods presented include amounts attributable to Aegion Corporation.

(10)	All amounts have been restated for the impact of discontinued operations.

(11)	Amounts also include certain components of discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Executive Summary
We are a global leader in infrastructure protection and maintenance, providing proprietary technologies and services: (i) to protect against the corrosion of industrial pipelines; (ii) to rehabilitate and strengthen water, wastewater, energy and mining piping systems as well as buildings, bridges, tunnels and other commercial and industrial structures; and (iii) to utilize integrated professional services in engineering, procurement, construction, maintenance and turnaround services for a broad range of energy related industries. Our business activities include manufacturing, distribution, maintenance, construction, installation, coating and insulation, cathodic protection, research and development and licensing. Our products and services are currently utilized and performed in approximately 80 countries across six continents. We believe the depth and breadth of our products and services platform make us a leading “one-stop” provider for the world’s infrastructure rehabilitation and protection needs.
Our Long-Term Strategy
Aegion is committed to being a valued partner to our customers. We are focused on expanding those relationships by improving execution in all that we do while also developing or acquiring innovative technologies and comprehensive services to enhance our capabilities to help our customers solve complex infrastructure problems. We are pursuing a number of strategic initiatives, including the following:

•
We seek to create a diverse portfolio of technologies to rehabilitate pipelines under pressure, primarily potable water, through both internal development and acquisitions to address our customers’ needs to maintain and improve their water and wastewater pipeline infrastructure. On February 18, 2016, we acquired Underground Solutions, Inc. adding a patented fusible PVC pipe technology to expand our presence in the pressure pipe market. We are also pursuing two internal R&D efforts to improve existing cured-in-place pipe rehabilitation products and develop a new technology specifically for the small diameter portion of the market. With our Fyfe®/Fibrwrap® technology for large diameter pipelines, we plan to offer our customers a broader set of trenchless rehabilitation solutions in the years to come.

•
Our customers have a growing need to more accurately assess and manage their infrastructure assets. This is particularly the case in the midstream pipeline market given the need for safety, regulatory compliance and protecting the environment. We are investing to create an asset integrity program designed to increase the accuracy of the pipeline assessment data we collect today and upgrade how we share this valuable information with customers. We plan to use geospatial mapping software and data management systems to interface with the database systems most commonly used by our large customers. We are also creating a robust database repository to help other customers with their integrity management systems. Our ability to automate data gathering, storage and visualization can improve our efficiency in operations and standardize our proposals, processes and reporting format. We plan to offer new services that would allow data validation, enhanced analytics and predictive maintenance and also enhance customer regulatory compliance.

•
We strive to be a strong partner with our customers across the markets we serve. Our experience and expertise give us the ability to efficiently adopt new technologies and services to expand our abilities to solve the problems our customers face. Our strategy is to find value added and higher margin technologies and services, which complement our existing portfolio, expand our service offerings and give us the opportunity to strengthen our relationships with customers.

•
Aegion is committed to improving as a company and charting the right course for future growth. In 2015, we adopted a new set of core values that guide us toward our mission to keep infrastructure working better, safer and longer for our customers throughout the world. Two of these core values are centered on being better and solving problems, and we are focused on developing a continuous improvement culture, using LEAN principles and structure. In addition, we have recently hired a chief sales officer, to bring significant focus on our sales and marketing efforts across our various business platforms.

Our Segments
We have three operating segments, which are also our reportable segments: Infrastructure Solutions, Corrosion Protection and Energy Services. Our operating segments correspond to our management organizational structure. Each operating segment has leadership that reports to our chief executive officer, who is also the chief operating decision manager (“CODM”). The operating results and financial information reported by each of the segments are evaluated separately, reviewed regularly and used by the CODM to evaluate segment performance, allocate resources and determine management incentive compensation.

Infrastructure Solutions – Aging urban infrastructure will require increasing rehabilitation and maintenance over the long term. While the pace of growth is primarily driven by government funding, the overall market needs result in a long-term stable growth opportunity for Aegion and its market leading brands, Insituform®, Fyfe®, Tyfo®, Fibrwrap® Underground Solutions® and Fusible PVC®. We optimize our municipal rehabilitation and commercial infrastructure operations by: (i) focusing on sales and operational excellence; (ii) adding new, innovative technologies and services through licensing or selective acquisitions; (iii) enhancing returns through product manufacturing and increased third-party product sales; and (iv) addressing the need in international markets with alternative business models, including licensing and product sales.
Corrosion Protection – Investment in North America’s pipeline infrastructure is required to transport product from non-conventional oil and gas fields, the Gulf of Mexico deep-water reserves and the oil and gas shale reserves, to end markets in a safe and environmentally correct manner. Corrosion Protection has a broad portfolio of technologies and services to protect pipelines, including cathodic protection, linings, coatings and an increasing offering of inspection and repair capabilities. We provide solutions to customers to enhance the safety, environmental integrity, reliability and compliance of their pipelines in the oil and gas market. We will seek to license or acquire new technologies based on the needs of our customers, those of which would benefit from our market-leading presence and distribution channel. We are investing in systems and processes designed to make it easier for customers to do business with Aegion. This includes the development of an asset integrity program which is expected to increase the accuracy of data we collect, as well as improve the management information interfaces with our customers.
Energy Services – With the continued development of conventional oil and gas reserves, North America will have competitive prices for refinery and petrochemical feedstocks. Energy Services offers a unique value proposition based on its world class safety and labor productivity programs, which allow us to provide cost effective maintenance, turnaround and construction services at our customers’ refineries and petrochemical facilities. We plan to enhance our market position through expanded service offerings to current customers.

Business Outlook
For 2016, we anticipate favorable end markets within municipal water and wastewater, commercial infrastructure and United States West Coast downstream refining, which comprise the majority of our business. Infrastructure Solutions remains focused on maintaining its leadership position by taking advantage of favorable market conditions in North America. The acquisition of Underground Solutions on February 18, 2016 represents an important step to advance our strategic objective to expand our presence in the growing trenchless pressure pipe rehabilitation market in North America. Underground Solutions’ contributions in 2016 are expected to be accretive to earnings per share.
We anticipate a second year of challenging upstream energy market conditions as a result of the persistent low oil price environment. On January 4, 2016, we took actions to reduce our exposure in high-cost oil extraction regions in Canada and Central California. As a result of customer actions and our own decisions, we expect an approximate $100 million reduction in annual revenues in those two regions. During the fourth quarter of 2015, two large upstream customers in Central California significantly reduced our time and material maintenance contracts going forward, which represented approximately $70 million in annual revenues. Additionally, we sold our 51% ownership in a Western Canada pipe coating joint venture on February 1, 2016, which represented approximately $30 million in annual revenues. These actions reduced the Company’s upstream exposure to between 5 to 10 percent of expected total 2016 revenues from 15 to 20 percent in 2015. We also announced a restructuring plan to reduce annual operating costs across the entire organization in 2016 by approximately $15 million, primarily to preserve margins in the Energy Services segment and right-size the Corrosion Protection segment to better compete in the energy markets.
The Corrosion Protection platform is likely to experience a more severe impact from these market conditions than in 2015 because of reduced market activity, especially for the pipe coating facility in Louisiana. While we expect the midstream market to increase investment, the risk is greater for project delays and even cancellations. A large off-shore, deep-water, pipe coating and insulation project contract, with a multi-year value of more than $130 million, has the potential to nearly offset the expected negative impact if we are able to begin pipe coating production at our Louisiana coating facility in the fourth quarter of 2016.
The Energy Services platform will rely more on the downstream business as a result of the actions to reduce Aegion Energy Services’ upstream exposure. Favorable market conditions indicate another expected good year for refinery maintenance and other facility services on the West Coast, although we benefited in 2015 from some one-time events that increased billable hours.
The United States dollar remains strong compared to other industrial and emerging market currencies. It is not clear what the currency translation impact may be in 2016; however, the Canadian dollar and the Australian dollar, along with the British pound and euro, have declined against the United States dollar in the first two months of 2016 compared to 2015’s average rates.
The favorable market conditions for a majority of Aegion’s business and the proactive strategic actions we have taken give us the opportunity for more stability in 2016. Longer-term, we believe our diversified portfolio of technologies and services will deliver sustainable growth as we have repositioned our upstream oil exposure to reflect current market realities. The strategic initiatives we previously outlined are expected to: (i) enhance our long-term growth opportunities by accessing new customers and new markets to rehabilitate water pressure pipelines, (ii) enable more effective pipeline asset integrity management in the growing midstream market and (iii) provide higher-margin services through strong customer relationships in the West Coast downstream refining market.

Strategic Initiatives/Divestitures
2016 Restructuring
On January 4, 2016, our board of directors approved a restructuring plan (the “2016 Restructuring”) to reduce our exposure to the upstream oil markets and to reduce consolidated annual expenses. As part of management’s ongoing assessment of our energy-related businesses, management determined that the persistent low price of oil is expected to create market challenges for the foreseeable future, including reduced customer spending in 2016. The 2016 Restructuring is expected to reposition Energy Services’ upstream operations in California, reduce Corrosion Protection’s upstream exposure by divesting our interest in a Canadian pipe coating joint venture, right-size Corrosion Protection to compete more effectively and reduce corporate and other operating costs. The 2016 Restructuring is expected to reduce annual operating costs by approximately $15.0 million, most of which is expected to be realized in 2016, primarily through headcount reductions and office closures. We expect to reduce headcount by approximately 652 employees, or 10.5% of our total workforce, and record estimated pre-tax charges, most of which are cash charges, of between $7.0 million to $9.0 million. The 2016 Restructuring charges are expected to be recorded primarily in the first quarter of 2016 and consist mainly of employee severance, extension of benefits, employment assistance programs, early lease termination and other non-cash costs.
On February 1, 2016, we sold our 51% ownership in a Western Canada pipe coating joint venture as part of the effort to reduce our exposure in the North American upstream market. Additionally, we incurred goodwill impairment charges related to Energy Services. See the consolidated financial statements contained in this report for further information.
2014 Restructuring
On October 6, 2014, our board of directors approved the 2014 Restructuring to improve gross margins and profitability in the long term by exiting low-return markets and reducing the size and cost of our overhead structure.
The 2014 Restructuring generated annual operating cost savings of approximately $10.8 million, which was in-line with our initial estimate, and consisted of approximately $8.4 million and $2.4 million of recognized savings within Infrastructure Solutions and Corrosion Protection, respectively. We achieved these cost savings by (i) exiting certain unprofitable international locations for our Insituform business and consolidating our worldwide Fyfe business with the global Insituform business, all of which is in Infrastructure Solutions; and (ii) eliminating certain idle facilities in our Bayou pipe coating operation in Louisiana, which is in Corrosion Protection.
We have substantially completed all of the aforementioned objectives related to the 2014 Restructuring. Total headcount reductions were 86 as of December 31, 2015. Remaining headcount reductions and cash costs related to the 2014 Restructuring are not expected to be material.
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
Total pre-tax restructuring charges since inception were $60.5 million ($44.9 million million post-tax) and consisted of non-cash charges totaling $48.6 million and cash charges totaling $11.9 million. The non-cash charges of $48.6 million included (i) $22.2 million related to the impairment of certain long-lived assets and definite-lived intangible assets for Bayou’s pipe coating operation in Louisiana, which is reported in Corrosion Protection, and (ii) $26.4 million related to impairment of definite-lived intangible assets, allowances for accounts receivable, write-off of certain other current assets and long-lived assets, inventory obsolescence, as well as losses related to the sales of our CIPP contracting operations in France and Switzerland, which are reported in Infrastructure Solutions. Cash charges totaling $11.9 million included employee severance, retention, extension of benefits, employment assistance programs and other costs associated with the restructuring of Insituform’s European and Asia-Pacific operations and Fyfe’s worldwide business.
While estimated remaining cash costs to be incurred in 2016 for the 2014 Restructuring are not expected to be material, we expect to incur additional non-cash charges in 2016, primarily related to the potential release of cumulative currency translation adjustments resulting from the disposal of certain entities as well as the foreign currency impact from settlement of inter-company loans.
See “Financial Statements and Supplementary Data” in Item 8 of this report for further discussion regarding our recent acquisitions and strategic initiatives.

Results of Operations
Overview
Throughout much of 2015, Infrastructure Solutions experienced increased revenues and expanded gross margins due to favorable market conditions, improved execution, increased productivity and manufacturing efficiencies. Infrastructure Solutions also saw improved profitability resulting from the benefits of the 2014 Restructuring.
Market conditions in portions of Corrosion Protection and Energy Services, however, were challenging in 2015 due to lower oil prices, which negatively impacted our customers’ spending patterns. As it is likely that depressed oil and gas prices may continue for some time, we continue to evaluate and position portions of our upstream businesses to better meet these market conditions. Decreased revenues in portions of Corrosion Protection and Energy Services, caused by controlled spending by certain customers, negatively impacted revenues and gross profit in 2015. In addition, we saw compressed gross margins, primarily due to lower pricing, reduced overtime and mix of services. In contrast, the downstream portion of Energy Services experienced increased revenues and profitability due to continued strong refining production.
Significant Events
Impairment of goodwill – We recorded pre-tax, non-cash goodwill impairment charges of $43.5 million ($35.7 million post-tax) and $51.5 million ($45.8 million post-tax) during 2015 and 2014, respectively (see Note 2 to the consolidated financial statements contained in this report). These charges were recorded as follows:
Energy Services Reporting Unit – During the fourth quarter of 2015, we recognized a pre-tax, non-cash charge of $33.5 million. In response to contract losses in the Central California upstream energy market during the fourth quarter of 2015 and our subsequent decision to reduce exposure to the upstream market, we performed a market assessment of our energy-related businesses and concluded that sustained low oil prices will continue to create market challenges for the foreseeable future, including a continued reduction in spending by certain of our customers in 2016. The loss of the contracts, coupled with the decision to downsize, caused us to perform an interim impairment review of the goodwill and long-lived assets of our operations affected by these circumstances. As a result of the review, we determined that goodwill was impaired; however, there were no impairment charges related to long-lived assets. The Energy Services reporting unit is included in the Energy Services reportable segment.
CRTS Reporting Unit – During the fourth quarters of 2015 and 2014, we recognized pre-tax, non-cash charges of $10.0 million and $5.7 million, respectively. For both periods, we performed an impairment review for goodwill and long-lived assets as a result of customer-driven work delays, work order cancellations and canceled sales opportunities as a result of declining oil prices. In 2015, the impairment resulted from our annual assessment of goodwill. In 2014, the impairment resulted from an interim impairment review. For each period, we determined that goodwill was impaired; however, there were no impairment charges related to long-lived assets in either period. The CRTS reporting unit is included in the Corrosion Protection reportable segment.
Bayou Reporting Unit – During the fourth quarter of 2014, we recognized a pre-tax, non-cash charge of $29.7 million. We performed an interim impairment review of Bayou’s goodwill as a result of customer-driven work delays, work order cancellations and canceled sales opportunities stemming from declining oil prices. As a result of our review, we determined that goodwill was impaired. The Bayou reporting unit is included in the Corrosion Protection reportable segment.
Fyfe Reporting Unit – During the fourth quarter of 2014, we recognized a pre-tax, non-cash charge of $16.1 million as part of our annual impairment assessment for goodwill. Fair value had fallen due to lower long-term expectations for the Fyfe businesses, primarily in North America. As a result of our assessment, we determined that goodwill was impaired. The Fyfe reporting unit is included in the Infrastructure Solutions reportable segment.
Impairment of long-lived assets – During 2014, we recorded pre-tax, non-cash long-lived asset impairment charges of $24.0 million ($14.5 million post-tax) (see Note 2 to the consolidated financial statements contained in this report). These charges were recorded as follows:
Bayou, Europe and Asia-Pacific Reporting Units – In the third quarter of 2014, as part of our 2014 Restructuring, we recognized pre-tax, non-cash property and equipment impairment charges of $11.9 million related to (i) our Bayou and Bayou Delta asset groups within our Bayou reporting unit, (ii) our France asset group within our Europe reporting unit, and (iii) our Malaysia and India asset groups within our Asia-Pacific reporting unit. We evaluated the property and equipment of our global operations affected by the 2014 Restructuring and determined that these asset groups were impaired. The Europe and Asia-Pacific reporting units and their related assets groups are included in the Infrastructure Solutions reportable segment. Also included in the impairment assessment were Bayou-related intangible assets such as tradenames and customer relationships that were also tested on an undiscounted cash flow basis. Based on the results of the valuation, the carrying amount of the customer relationship intangible asset at

Bayou exceeded the fair value and resulted in a full impairment as of September 30, 2014. Accordingly, we recorded a $10.9 million impairment charge in the third quarter of 2014.
Fyfe Reporting Unit – During the fourth quarter of 2014, we recognized a pre-tax, non-cash charge of $1.2 million as a result of our annual impairment assessment for goodwill. During the goodwill assessment, the Fyfe reporting unit had a fair value below its carrying value, which caused us to perform an impairment review of long-lived assets. As a result of our review, we determined that the customer relationship intangible asset related to our Fyfe Latin America asset group had been impaired.
2014 Restructuring – As part of the 2014 Restructuring, we recorded pre-tax charges of $11.0 million ( $8.7 million post-tax) and $26.7 million ($22.5 million post-tax) during 2015 and 2014, respectively. These charges exclude long-lived asset impairment charges of $22.8 million in 2014 for the Bayou, Europe and Asia-Pacific reporting units noted above. Including those charges, total 2014 Restructuring pre-tax charges were $49.5 million ($36.2 million post-tax) in 2014 (see Notes 2 and 3 to the consolidated financial statements contained in this report).
Brinderson escrow settlement – During the fourth quarter of 2014, we finalized the settlement (“Brinderson escrow settlement”) of negotiated working capital for the Brinderson acquisition in 2013 as well as escrow claims made pursuant to the purchase agreement. As a result of the settlement, we received proceeds of approximately $5.5 million, $1.0 million of which was recorded as a purchase price adjustment related to working capital, and the remaining $4.5 million was recorded as an offset to operating expense in the Consolidated Statement of Operations. Brinderson is reported in the Energy Services reportable segment.
Divestitures – In December 2015, we recognized a loss of $0.6 million related to the sale of our 51% joint venture interest in BPPC, which transaction closed in February 2016 (see Note 16 to the consolidated financial statements contained in this report).
In March 2014, we recognized a loss of $0.5 million related to the sale of our 49% joint venture interest in Bayou Coating.
In June 2013, we recognized a gain of $11.3 million ($7.9 million post-tax) related to the sale of our 50% joint venture interest in Germany (Insituform Rohrsanierungstechniken GmbH). The sale price was €14 million, or approximately $18.3 million.
See Note 1 to the consolidated financial statements contained in this report.

Operating Results

				2015 vs 2014			2014 vs 2013
(dollars in thousands)	Years Ended December 31,			Increase (Decrease)			Increase (Decrease)
	2015	2014	2013	$	%		$	%
Revenues	$1,333,570	$1,331,421	$1,091,420	$2,149	0.2%		$240,001	22.0%
Gross profit	275,787	279,983	247,021	(4,196)	(1.5)		32,962	13.3
Gross profit margin	20.7%	21.0%	22.6%	N/A	(30	)bp	N/A	(160	)bp
Operating expenses	209,477	234,105	178,483	(24,628)	(10.5)		55,622	31.2
Goodwill impairment	43,484	51,512	—	(8,028)	N/M		51,512	N/M
Definite-lived intangible asset impairment	—	12,116	—	(12,116)	N/M		12,116	N/M
Earnout reversal	—	—	(4,175)	—	—		(4,175)	N/M
Acquisition-related expenses	1,912	1,375	5,831	537	39.1		(4,456)	(76.4)
Restructuring charges	968	687	—	281	40.9		687	N/M
Operating income (loss)	19,946	(19,812)	66,882	39,758	200.7		(86,694)	(129.6)
Operating margin	1.5%	(1.5)%	6.1%	N/A	300	bp	N/A	(760	)bp
Income (loss) from continuing operations	(7,990)	(31,565)	52,007	23,575	(74.7)		(83,572)	(160.7)
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.

2015 Compared to 2014
Revenues
Revenues increased $2.1 million, or 0.2%, to $1,333.6 million in 2015 compared to $1,331.4 million in 2014. The increase in revenues was primarily due to increased maintenance and turnaround services activity in our downstream operation within Energy Services, increased North American contracting installation services activity within Infrastructure Solutions, and increased project activity in our Bayou pipe coating operation in Louisiana within Corrosion Protection. Partially offsetting the increase in revenues were negative impacts from foreign currency rates in relation to the U.S dollar which equated to a $51.8 million decline in revenues in 2015 compared to 2014. Revenues also declined as a result of our 2014 Restructuring; whereby we exited or were in the process of exiting, certain under-performing operations located in Europe and Asia-Pacific regions in 2015. Additionally, revenues declined in our upstream and midstream oil and gas operations within Energy Services and Corrosion Protection.
Depressed oil and gas prices have resulted in certain customers within Energy Services and Corrosion Protection seeking to either delay project start dates or renegotiate contract terms, including reductions in the prices of our products and services, or in some instances, contract cancellations or revisions.
Gross Profit and Gross Profit Margin
Gross profit decreased $4.2 million, or 1.5%, to $275.8 million in 2015 compared to $280.0 million in 2014. Excluding 2014 Restructuring charges of $2.7 million and $4.4 million in 2015 and 2014, respectively, within Infrastructure Solutions and long-lived asset impairment charges of $11.3 million in 2014 within Corrosion Protection, gross profit decreased $17.2 million, or 5.8%, to $278.5 million in 2015 compared to $295.7 million in 2014.
The change in foreign currency rates in relation to the U.S. dollar negatively impacted gross profit by $10.6 million in 2015 compared to the prior year.
Gross profit margin declined 30 basis points to 20.7% in 2015 from 21.0% in 2014. Excluding 2014 Restructuring charges and long-lived asset impairment charges noted above, gross profit margin declined 130 basis points to 20.9% in 2015 from 22.2% in 2014.
See Segment Results below for broader discussion regarding changes in gross profit and gross profit margin by segment.
Operating Expenses
Operating expenses decreased $24.6 million, or 10.5%, to $209.5 million in 2015 compared to $234.1 million in 2014. In 2015, we recorded a loss reserve of $2.9 million related to a long-dated accounts receivable in Corrosion Protection and a loss reserve of $2.8 million related to a legal matter in Infrastructure Solutions. In 2014, we recorded a loss reserve of $7.5 million related to a disputed and long-dated accounts receivable in Infrastructure Solutions and an offset to operating expenses of $4.5 million related to the Brinderson escrow settlement in Energy Services. Excluding (i) the loss reserves of $2.9 million and $7.5 million in 2015 and 2014, respectively, (ii) the loss reserve of $2.8 million related to a legal matter in 2015, (iii) the Brinderson escrow settlement offset of $4.5 million in 2014, and (iv) 2014 Restructuring charges of $4.4 million and $20.5 million in 2015 and 2014, respectively, within Infrastructure Solutions; operating expenses decreased $11.2 million, or 5.3%, to $199.4 million in 2015 compared to $210.6 million in 2014.
The decrease in operating expenses was primarily the result of cost savings achieved in our European, Asia-Pacific and North American operations as part of the 2014 Restructuring, as well as favorable impacts from foreign currency rates in relation to the U.S. dollar. Additionally, operating expenses in Corrosion Protection decreased as a result of controlled spending efforts in our operations servicing the upstream market given the challenging market conditions. Partially offsetting these decreasing factors was an increase in operating expenses related to additional staff to support recent growth in the downstream refining market serviced by Energy Services.
The change in foreign currency rates in relation to the U.S. dollar favorably impacted operating expenses by $4.7 million in 2015 compared to the prior year.
Operating expenses as a percentage of revenues were 15.7% and 17.6% in 2015 and 2014 respectively. Excluding the loss reserve for long-dated accounts receivable, the Brinderson escrow settlement and the 2014 Restructuring charges as noted above, operating expenses as a percentage of revenues were 15.0% and 15.8% in 2015 and 2014, respectively.
Consolidated Income (Loss) from Continuing Operations
Consolidated loss from continuing operations was $8.0 million in 2015, an improvement of $23.6 million, or 74.7%, from a consolidated loss of $31.6 million in 2014.
Excluding the following pre-tax items: (i) 2014 Restructuring charges of $11.0 million and $26.7 million in 2015 and 2014, respectively, (ii) goodwill impairment charges of $43.5 million and $51.5 million in 2015 and 2014, (iii) definite-lived intangible asset impairment charges of $24.0 million in 2014, (iv) loss reserves of $2.9 million and $7.5 million in 2015 and 2014, respectively, related to long-dated accounts receivable, (v) a loss reserve of $2.8 million related to a legal matter in 2015, (vi) Brinderson escrow settlement gain of $4.5 million in 2014, (vii) the loss on the sale of BPPC of $0.6 million in 2015 and (viii) acquisition-related expenses of $1.9 million and $1.4 million in 2015 and 2014, respectively; consolidated income from continuing operations was $46.1 million in 2015, a decrease of $7.0 million, or 13.3%, from consolidated income from continuing operations of $53.1 million in 2014.
The decrease in consolidated income from continuing operations, excluding the items noted above, was primarily due to the decline in project activities in our upstream, and to a lesser extent midstream, operations within Corrosion Protection and Energy Services, which have been negatively impacted by the sharp decline in oil prices and reduced customer spending. Partially offsetting the decrease in consolidated income from continuing operations was an increase primarily driven by increased contracting installation services activity in Infrastructure Solutions and increased customer demand for services provided by our downstream operation in Energy Services.
The change in foreign currency rates in relation to the U.S. dollar negatively impacted consolidated income from continuing operations by $4.2 million in 2015 compared to the prior year.
2014 Compared to 2013
Revenues
Revenues increased $240.0 million, or 22.0%, to $1,331.4 million in 2014 compared to $1,091.4 million in 2013. The increase in revenues was primarily due to the acquisition of Brinderson in July 2013, which contributed $148.6 million in revenues during the first six months of 2014 with no revenues in the first six months of the prior year period. Additionally, revenues in Infrastructure Solutions increased $37.9 million, or 7.2%, in 2014 compared to the prior period primarily due to increased contract installation service activities in our North American operation. Partially offsetting the increase in revenues was a decrease primarily related to a decline in project activities in our industrial linings operation and our pipe coating operation in Louisiana within Corrosion Protection.
Gross Profit and Gross Profit Margin
Gross profit increased $33.0 million, or 13.4%, to $280.0 million in 2014 compared to $247.0 million in 2013. Excluding 2014 Restructuring charges of $4.3 million in 2014 within Infrastructure Solutions and long-lived asset impairment charges of $11.3 million in 2014 within Corrosion Protection, gross profit increased $48.6 million, or 19.7%, to $295.6 million in 2014 compared to $247.0 million in 2013.
The change in foreign currency rates in relation to the U.S. dollar negatively impacted gross profit for by $4.7 million in 2014 compared to the prior year.
Gross profit margin declined 160 basis points to 21.0% in 2014 from 22.6% in 2013. Excluding 2014 Restructuring charges and long-lived asset impairment charges noted above, gross profit margin declined 40 basis points to 22.2% in 2014 from 22.6% in 2013.
See Segment Results below for broader discussion regarding changes in gross profit and gross profit margin by segment.
Operating Expenses
Operating expenses increased $55.6 million, or 31.2%, to $234.1 million in 2014 compared to $178.5 million in 2013. Excluding (i) the loss reserve of $7.5 million in 2014 as noted above, (ii) 2014 Restructuring charges of $20.6 million in 2014 within Infrastructure Solutions, (iii) the Brinderson escrow settlement offset of $4.5 million in 2014, and (iv) $13.9 million related to Brinderson’s first six months of 2014 with no operating expenses in the first six months of 2013; operating expenses increased $18.2 million, or 10.2%, to $196.7 million in 2014 compared to $178.5 million in 2013. The increase in operating expenses was primarily due to increased costs related to building certain sales and operational organizations to support growth.
The change in foreign currency rates in relation to the U.S. dollar favorably impacted operating expenses for the segment by $1.7 million in 2015 compared to the prior year.
Operating expenses as a percentage of revenues were 17.6% and 16.4% in 2014 and 2013, respectively. Excluding the loss reserve for long-dated accounts receivable, 2014 Restructuring charges, the Brinderson escrow settlement, and the first six months of Brinderson’s operating expenses in 2014 as there were no operating expenses in the first six months of 2013, as noted above, operating expenses as a percentage of revenues were 14.8% and 16.4% in 2014 and 2013, respectively.
Consolidated Income (Loss) from Continuing Operations
Consolidated loss from continuing operations was $31.6 million in 2014, a decrease of $83.6 million, or 160.7%, from income of $52.0 million in 2013.

Excluding the following pre-tax items: (i) 2014 Restructuring charges of $26.7 million in 2014, (ii) goodwill impairment charges of $51.5 million in 2014, (iii) definite-lived intangible asset impairment charges of $12.1 million in 2014, (iv) long-lived asset impairment charges of $11.3 million in 2014, (v) Brinderson escrow settlement gain of $4.5 million in 2014, and (vi) gain on sale of our 50% joint venture interest in Germany (Insituform Rohrsanierungstechniken GmbH) totaling $7.9 million post-tax in 2013; consolidated income from continuing operations was $54.4 million in 2014, an increase of $10.3 million, or 23.4%, from $44.1 million in 2013.
The increase in consolidated income from continuing operations, excluding items noted above, was primarily due to a full year contribution from Brinderson, which was acquired on July 1, 2013, and increased revenues and related profitability in Infrastructure Solutions. Partially offsetting the increase in consolidated income from continuing operations was a decrease related to a decline in project activities in Corrosion Protection, specifically within our industrial linings operation and our pipe coating operation in Louisiana. Also contributing to the decrease were higher interest costs, as a result of higher principal balances related to a full year 2014 versus six months in 2013 from the Brinderson acquisition, and a higher effective income tax rate in 2014.
The change in foreign currency rates in relation to the U.S. dollar negatively impacted consolidated income from continuing operations by $2.2 million in 2014 compared to the prior year.
Contract Backlog
Contract backlog is our expectation of revenues to be generated from received, signed and uncompleted contracts, the cancellation of which is not anticipated at the time of reporting. We assume that these signed contracts are funded. For its government or municipal contracts, the Company’s customers generally obtain funding through local budgets or pre-approved bond financing. We have not undertaken a process to verify funding status of these contracts and, therefore, cannot reasonably estimate what portion, if any, of its contracts in backlog have not been funded. However, we have little history of signed contracts being canceled due to the lack of funding. Contract backlog excludes any term contract amounts for which there are not specific and determinable work releases and projects where we have been advised that we are the low bidder, but have not formally been awarded the contract.
The following table summarizes our consolidated backlog by segment for each of the last three years (in millions):

	December 31,
	2015	2014	2013
Infrastructure Solutions (1)	$311.2	$337.5	$329.9
Corrosion Protection	272.5	176.0	160.8
Energy Services (2)	192.8	244.5	268.3
Total backlog	$776.5	$758.0	$759.0
_________________________________

(1)	December 31, 2015, 2014 and 2013 included backlog from restructured entities of $0.8 million, $3.7 million and $19.2 million, respectively.

(2)	December 31, 2015, 2014 and 2013 included upstream-related backlog of $41.1 million, $96.5 million and $109.1 million, respectively.
Included within backlog for Energy Services are amounts which represent expected revenues to be realized under long-term Master Service Agreements (“MSAs”) and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues. Although backlog represents only those contracts and MSAs that are considered to be firm, there can be no assurance that cancellation or scope adjustments will not occur with respect to such contracts.
Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of December 31, 2015, 0.2% and 36.7% of our Infrastructure Solutions backlog and Corrosion Protection backlog, respectively, related to these variable interest entities. With the exception of Energy Services, a substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world. Energy Services, on the other hand, generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.
In accordance with industry practice, substantially all of our contracts are subject to cancellation or termination at the discretion of the customer. In a situation where a customer terminates a contract, we would ordinarily be entitled to receive payment for work performed up to the date of termination and, in certain circumstances, we may be entitled to allowable termination and cancellation costs. There were no significant cancellations in 2015.

While management uses all information available to it to determine backlog, our backlog at any given time is subject to changes in the scope of services to be provided as well as increases or decreases in costs relating to the contracts included therein. Accordingly, backlog is not necessarily a reliable indicator of future revenues.
Total contract backlog increased $18.5 million, or 2.4%, to $776.5 million at December 31, 2015 from $758.0 million at December 31, 2014. The increase in backlog was primarily due to a fixed price, pipe coating and insulation contract signed in the fourth quarter of 2015 with a large client. The value of this contact is more than $130 million and is included in our backlog within Corrosion Protection at December 31, 2015. Partially offsetting the increase in total backlog was a decrease primarily due to a decline in backlog related to upstream, and to a lesser extent midstream, activities within Energy Services and Corrosion Protection. As noted previously, the decline in crude oil prices has curtailed customer spending in these markets. In the event crude oil prices remain depressed, our outlook and contract backlog could continue to be be negatively impacted. Backlog for Infrastructure Solutions declined from 2014 levels due to several factors including the exit from certain international markets as part of the 2014 Restructuring, along with several large pressure pipe rehabilitation projects that were performed and completed during 2015. Market conditions continue to be favorable across most geographies for Infrastructure Solutions as municipal spending activity remains robust as a result of steady local economies and increased environmental enforcement.
The backlog comparison includes a negative impact from foreign currency rates in relation to the U.S dollar, which equated to a $11.1 million decline in backlog at December 31, 2015 compared to December 31, 2014.
Subject to factors discussed in Item 1A – “Risk Factors”, we estimate that approximately $650.0 million, or 83.7%, of total backlog at December 31, 2015 will be realized as revenues in 2016.

Segment Results

Infrastructure Solutions Segment
Key financial data for Infrastructure Solutions was as follows:

				2015 vs 2014			2014 vs 2013
(dollars in thousands)	Years Ended December 31,			Increase (Decrease)			Increase (Decrease)
	2015	2014	2013	$	%		$	%
Revenues	$556,234	$567,205	$529,301	$(10,971)	(1.9)%		$37,904	7.2%
Gross profit	139,895	135,883	119,458	4,012	3.0		16,425	13.7
Gross profit margin	25.2%	24.0%	22.6%	N/A	120	bp	N/A	140	bp
Operating expenses	90,928	124,101	91,258	(33,173)	(26.7)		32,843	36.0
Goodwill impairment	—	16,069	—	(16,069)	N/M		16,069	N/M
Definite-lived intangible asset impairment	—	1,220	—	(1,220)	N/M		1,220	N/M
Earnout reversal	—	—	(287)	—	—		287	N/M
Acquisition-related expenses	1,132	—	—	1,132	N/M		—	—
Restructuring charges	968	687	—	281	40.9		687	N/M
Operating income (loss)	46,867	(6,194)	28,487	53,061	856.7		(34,681)	(121.7)
Operating margin	8.4%	(1.1)%	5.4%	N/A	950	bp	N/A	(650	)bp
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.
2015 Compared to 2014
Revenues
Revenues in Infrastructure Solutions decreased $11.0 million, or 1.9%, to $556.2 million in 2015 from $567.2 million in 2014. The decrease in revenues was primarily the result of negative impacts from foreign currency rates in relation to the U.S dollar which equated to a $22.3 million decline in revenues in 2015 compared to 2014. Revenues also declined as a result of our 2014 Restructuring; whereby, we exited, or were in the process of exiting, certain under-performing operations located in the Europe and Asia-Pacific regions in 2015. Partially offsetting the decrease in revenues was an increase related to growth in contracting installation services activity in our North American operation. Our North American operation benefited in 2015 from an increased backlog primarily due to favorable market conditions and improved market share.

Gross Profit and Gross Profit Margin
Gross profit in Infrastructure Solutions increased $4.0 million, or 3.0%, to $139.9 million in 2015 compared to $135.9 million in 2014. Excluding 2014 Restructuring charges of $2.7 million and $4.4 million in 2015 and 2014, respectively, gross profit increased $2.4 million, or 1.7%, to $142.6 million in 2015 compared to $140.2 million in 2014. The increase in gross profit was primarily due to increased revenues in our North American operation, supply cost savings related to resin, fuel and fiber costs as a result of lower commodity prices in 2015 compared to 2014, and improved project execution. Partially offsetting the increase in gross profit was a decrease related to a decline in contracting installation services activity in our European operation which was part of our 2014 Restructuring.
The change in foreign currency rates in relation to the U.S. dollar negatively impacted gross profit for the segment by $4.6 million in 2015 compared to the prior year.
Gross profit margin improved 120 basis points to 25.2% in 2015 from 24.0% in 2014. Excluding 2014 Restructuring charges, gross profit margin improved 90 basis points to 25.6% in 2015 from 24.7% in 2014. The increase in gross profit margin was primarily due to efficiencies, cost saving efforts, including cost savings from our 2014 Restructuring, and lower supply costs within our North American, European and Asia-Pacific operations.
Operating Expenses
Operating expenses in Infrastructure Solutions decreased $33.2 million, or 26.7%, to $90.9 million in 2015 compared to $124.1 million 2014. In 2015, we recorded a loss reserve of $2.8 million related to a legal matter. In 2014, we recorded a loss reserve of $7.5 million within operating expenses related to disputed and long-dated accounts receivables. Excluding (i) the loss reserve of $2.8 million related to a legal matter in 2015, (ii) the loss reserve of $7.5 million in 2014, and (iii) 2014 Restructuring charges of $4.4 million and $20.5 million in 2015 and 2014, respectively; operating expenses decreased $12.3 million, or 12.8%, to $83.8 million in 2015 compared to $96.1 million in 2014. The decrease in operating expenses was primarily the result of cost savings achieved in our European, Asia-Pacific and North American operations as part of the 2014 Restructuring.
The change in foreign currency rates in relation to the U.S. dollar favorably impacted operating expenses for the segment by $2.5 million in 2015 compared to the prior year.
Operating expenses as a percentage of revenues were 16.3% and 21.9% in 2015 and 2014, respectively. Excluding the loss reserve and 2014 Restructuring charges as noted above, operating expenses as a percentage of revenues were 15.1% and 16.9% in 2015 and 2014, respectively.
Operating Income (Loss) and Operating Margin
Infrastructure Solutions recognized operating income of $46.9 million in 2015 compared to a operating loss of $6.2 million in 2014. Operating margin in Infrastructure Solutions increased 950 basis points to 8.4% in 2015 from (1.1)% in 2014.
Excluding the following pre-tax items: (i) loss reserve of $2.8 million related to a legal matter in 2015. (ii) loss reserve related to a disputed and long-dated accounts receivable of $7.5 million in 2014, (iii) 2014 Restructuring charges of $1.0 million and $0.7 million in 2015 and 2014, respectively, (iv) goodwill impairment charges of $16.1 million in 2014, (v) definite-lived intangible asset impairment charges of $1.2 million in 2014, and (vi) acquisition-related expenses of $1.1 million in 2015; Infrastructure Solutions recognized operating income of $58.8 million in 2015 compared to $44.2 million in 2014. Operating margin improved 280 basis points to 10.6% in 2015 from 7.8% in 2014. The increases in operating income and operating margin were primarily the result of cost savings achieved in our European, Asia-Pacific and North American operations as part of the 2014 Restructuring, supply cost savings and improved project execution.
The change in foreign currency rates in relation to the U.S. dollar negatively impacted operating income for the segment by $2.0 million in 2015 compared to the prior year.
2014 Compared to 2013
Revenues
Revenues in Infrastructure Solutions increased $37.9 million, or 7.2%, to $567.2 million in 2014 compared to $529.3 million in 2013. The increase in revenues was primarily due to increased contracting installation service activity in Insituform’s North American operation despite poor weather conditions that persisted much of the first quarter of 2014. Additionally, revenues improved as a result of increased project activity in Fyfe’s Asia-Pacific operation, along with modest growth in Fyfe’s North American operation as we continued to make progress to stabilize the North American operation following the departure of key employees in late 2012. Partially offsetting the increase in revenues was a decrease primarily due to a decline in Insituform’s contracting installation service activity in Europe and Asia-Pacific as we exited, or were in the process of exiting, certain under-performing operations located in these regions as part of the 2014 Restructuring.

The change in foreign currency rates in relation to the U.S. dollar negatively impacted revenues for the segment by $5.1 million in 2014 compared to the prior year.
Gross Profit and Gross Profit Margin
Gross profit in Infrastructure Solutions increased $16.4 million, or 13.7%, to $135.9 million in 2014 compared to $119.5 million in 2013. Excluding 2014 Restructuring charges of $4.3 million, gross profit increased $20.7 million, or 17.3%, to $140.2 million in 2014 compared to $119.5 million in 2013. The increase in gross profit was primarily due to increased contracting installation service activities and improved project execution in our North American and Asia-Pacific operations for both Insituform and Fyfe. Partially offsetting the increase in gross profit were decreases mainly due to isolated project remediation efforts in Insituform’s European operation and certain project delays that negatively impacted profitability in Insituform’s Asia-Pacific operation.
The change in foreign currency rates in relation to the U.S. dollar negatively impacted gross profit for the segment by $0.9 million in 2014 compared to the prior year.
Gross profit margin improved 140 basis points to 24.0% in 2014 compared to 22.6% in 2013. Excluding 2014 Restructuring charges, gross profit margin improved 210 basis points to 24.7% in 2014 compared to 22.6% in 2013. The increase in gross profit margin was primarily due to strong project execution in our North American operations for both Insituform and Fyfe.
Operating Expenses
Operating expenses in Infrastructure Solutions increased $32.8 million, or 36.0%, to $124.1 million in 2014 compared to $91.3 million 2013. In 2014, we recorded a loss reserve of $7.5 million within operating expenses related to a disputed and long-dated accounts receivable. Excluding the loss reserve of $7.5 million in 2014 and 2014 Restructuring charges of $20.6 million, operating expenses increased $4.8 million, or 5.3%, to $96.1 million in 2014 compared to $91.3 million in 2013. The increase in operating expenses was primarily due to support costs related to growth and to investments made to hire experienced sales and business development professionals in our Fyfe North American operation to restore the growth expected for this business.
The change in foreign currency rates in relation to the U.S. dollar favorably impacted operating expenses for the segment by $0.8 million in 2014 compared to the prior year.
Operating expenses as a percentage of revenues were 21.9% and 17.2% in 2014 and 2013, respectively. Excluding the loss reserve related to disputed accounts receivable and 2014 Restructuring charges as noted above, operating expenses as a percentage of revenues were 16.9% and 17.2% in 2014 and 2013, respectively.
Operating Income (Loss) and Operating Margin
Infrastructure Solutions recognized a operating loss of $6.2 million in 2014 compared to operating income of $28.5 million in 2013. Operating margin decreased 650 basis points to (1.1)% in 2014 compared to 5.4% in 2013.
Excluding the following pre-tax items: (i) 2014 Restructuring charges of $25.5 million, (ii) goodwill impairment of $16.1 million, (iii) definite-lived intangible asset impairment of $1.2 million, and (iv) a loss reserve of $7.5 million related to a disputed and long-dated accounts receivable; Infrastructure Solutions recognized operating income of $44.2 million in 2014 compared to $28.5 million in 2013. Operating margin improved 230 basis points to 7.7% in 2014 compared to 5.4% in 2013. The increases in operating income and operating margin were primarily due to increased revenues and related gross profit in our North American operation for both Insituform and Fyfe.
The change in foreign currency rates in relation to the U.S. dollar negatively impacted operating income for the segment by $0.1 million in 2014 compared to the prior year.

Corrosion Protection Segment
Key financial data for Corrosion Protection was as follows:

				2015 vs 2014			2014 vs 2013
(dollars in thousands)	Years Ended December 31,			Increase (Decrease)			Increase (Decrease)
	2015	2014	2013	$	%		$	%
Revenues	$437,921	$458,409	$453,886	$(20,488)	(4.5)%		$4,523	1.0%
Gross profit	93,220	99,304	108,535	(6,084)	(6.1)		(9,231)	(8.5)
Gross profit margin	21.3%	21.7%	23.9%	N/A	(40	)bp	N/A	(220	)bp
Operating expenses	84,577	83,256	75,170	1,321	1.6		8,086	10.8
Goodwill impairment	9,957	35,443	—	(25,486)	N/M		35,443	N/M
Definite-lived intangible asset impairment	—	10,896	—	(10,896)	N/M		10,896	N/M
Earnout reversal	—	—	(3,888)	—	—		3,888	N/M
Acquisition-related expenses	457	719	—	(262)	(36.4)		719	N/M
Operating income (loss)	(1,771)	(31,010)	37,253	29,239	(94.3)		(68,263)	(183.2)
Operating margin	(0.4)%	(6.8)%	8.2%	N/A	640	bp	N/A	(1,500	)bp
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.
2015 Compared to 2014
Revenues
Revenues in Corrosion Protection decreased $20.5 million, or 4.5%, to $437.9 million in 2015 compared to $458.4 million in 2014. The decrease in revenues was primarily the result of negative impacts from foreign currency rates in relation to the U.S dollar which equated to a $29.6 million decline in revenues in 2015 compared to 2014. Revenues also declined due to decreased project activity in our industrial linings operation, our cathodic protection operation, and our Canadian pipe coating operation mainly due to challenging market conditions. These challenges were the result of decreased customer spending and customer driven delays in project start dates, particularly as it relates to our businesses tied to the upstream, and to a lesser extent midstream, energy markets, which have been negatively impacted by low oil prices. Partially offsetting the decrease in revenues were increases primarily related to project activity in our Bayou pipe coating operation and our robotic coating operation, the later of which benefited from a large project in South America.
Depressed oil and gas prices have resulted in certain customers seeking to either delay project start dates or renegotiate contract terms, including reductions in the prices of our products and services, or in some instances, contract cancellations or revisions.
Gross Profit and Gross Profit Margin
Gross profit in Corrosion Protection decreased $6.1 million, or 6.1%, to $93.2 million in 2015 compared to $99.3 million in 2014. In 2014, as part of our 2014 Restructuring, we recorded long-lived asset impairment charges of $11.3 million related to certain fixed assets in our Bayou pipe coating operation in Louisiana. Excluding long-lived asset impairment charges, gross profit decreased $17.4 million, or 15.7%, to $93.2 million in 2015 compared to $110.6 million in 2014. The decrease in gross profit was primarily due to (i) a decline in revenues in our cathodic protection operation, our industrial linings operation and our Canadian pipe coating operation mainly due to challenging market conditions noted previously, (ii) a shift in higher margin offshore work to lower margin onshore work in our robotic coating operation, (iii) lower labor and equipment utilization in our cathodic protection operation as projects were delayed or canceled, thereby making it increasingly difficult to remain efficient, and (iv) impacts from unfavorable changes in foreign currency rates in relation to the U.S. dollar. Partially offsetting the decrease in gross profit were improved results in our domestic pipe coating operation and our Canadian cathodic protection operation, notwithstanding unfavorable foreign currency rates between the Canadian dollar versus the U.S. dollar in 2015.
The change in foreign currency rates in relation to the U.S. dollar negatively impacted gross profit for the segment by $6.1 million in 2015 compared to the prior year.
Gross profit margin decreased 40 basis points to 21.3% in 2015 from 21.7% in 2014. Excluding long-lived asset impairment charges in 2014, gross profit margin decreased 280 basis points to 21.3% in 2015 from 24.1% in 2014. The decrease in gross profit margin was mainly due to the same factors impacting gross profit as noted above with the primary driver being the shift in higher margin offshore work to lower margin onshore work in our robotic coating operation.

Operating Expenses
Operating expenses in Corrosion Protection increased $1.3 million, or 1.6%, to $84.6 million in 2015 compared to $83.3 million in 2014 primarily due to a loss reserve of $2.9 million recorded in 2015 related to a long-dated accounts receivable. Additionally, operating expenses increased as a result of increased sales and administrative functions in our cathodic protection operation and increased information technology investments and other costs allocated from our corporate administrative function. Partially offsetting the increase in operating expenses was a decrease resulting from controlled spending efforts in response to market challenges in our robotic coating operation, our industrial linings operation and our pipe coating operation.
The change in foreign currency rates in relation to the U.S. dollar favorably impacted operating expenses for the segment by $2.1 million in 2015 compared to the prior year.
Operating expenses as a percentage of revenues were 19.3% and 18.2% in 2015 and 2014, respectively.
Operating Income (Loss) and Operating Margin
Corrosion Protection recognized operating loss of $1.8 million in 2015 compared to an operating loss of $31.0 million in 2014. Operating margin increased 640 basis points to (0.4)% in 2015 compared to (6.8)% in 2014.
Excluding the following pre-tax items: (i) the loss reserve of $2.9 million related to a long-dated accounts receivable in 2015, (ii) long-lived asset impairment charges of $11.3 million in 2014, (iii) goodwill impairment charges of $10.0 million and $35.4 million in 2015 and 2014, respectively, (iv) definite-lived intangible asset impairment charges of $10.9 million in 2014, and (v) acquisition-related expenses of $0.5 million and $0.7 million in 2015 and 2014, respectively; Corrosion Protection recognized operating income of $11.5 million in 2015 compared to $27.4 million in 2014. Operating margin declined 340 basis points to 2.6% in 2015 from 6.0% in 2014. The declines in operating income and operating margin were primarily due to a decline in revenues and related gross profit as a result of challenging market conditions. As noted above, these declines were mainly the result of decreased customer spending and customer driven delays in project start dates, particularly as it relates to our businesses tied to the upstream, and to a lesser extent midstream, energy markets which have been negatively impacted by low oil prices.
The change in foreign currency rates in relation to the U.S. dollar negatively impacted operating income for the segment by $3.9 million in 2015 compared to the prior year.
2014 Compared to 2013
Revenues
Revenues in Corrosion Protection increased $4.5 million, or 1.0%, to $458.4 million in 2014 compared to $453.9 million in 2013. The increase in revenues was primarily due to increased project work in our cathodic protection operation, our robotic coating operation and our Canadian pipe coating operation. Partially offsetting the increase in revenues were decreases related to the impacts from unfavorable changes in foreign currency rates in relation to the U.S. dollar and a decline in project activities in our industrial linings operation and our Bayou pipe coating operation in Louisiana. The decrease in our industrial lining operation included the 2013 completion of a large project in Morocco which contributed $16.2 million in revenue in 2013 with no revenue in 2014, as well as decreased project activities for our industrial lining operation in the Middle East and the United States. The decrease in project activity in our pipe coating operation in Louisiana was primarily due to the reduction in scope of a large project with a single client and customer driven delays in certain project activities.
The change in foreign currency rates in relation to the U.S. dollar negatively impacted revenues for the segment by $13.1 million in 2014 compared to the prior year period.
Gross Profit and Gross Profit Margin
Gross profit in Corrosion Protection decreased $9.2 million, or 8.5%, to $99.3 million in 2014 compared to $108.5 million in 2013. In 2014, as part of our 2014 Restructuring, we recorded long-lived asset impairment charges of $11.3 million related to certain fixed assets in our Bayou pipe coating operation in Louisiana. Excluding long-lived asset impairment charges of $11.3 million in 2014, gross profit increased $2.1 million, or 1.9%, and gross profit margin increased 20 basis points to 24.1% in 2014 compared to 23.9% in 2013. The increases in gross profit and gross profit margin were primarily due to increased project activities, project efficiencies and a higher margin project mix in the Canadian operations of both our cathodic protection operation and our coating operation. Offsetting the overall increase in gross profit was a decrease related to declining revenues in our industrial linings operation, which experienced a slowdown in project activity; however, gross profit margin in our industrial linings operation improved from the prior year period due to a greater mix of higher margin projects.
The change in foreign currency rates in relation to the U.S. dollar negatively impacted gross profit for the segment by $3.8 million in 2014 compared to the prior year.

Operating Expenses
Operating expenses in Corrosion Protection increased $8.1 million, or 10.8%, in 2014 compared to $75.2 million in 2013 primarily due to an increase in our cathodic protection operations as we expanded our operations into the Middle East and in our robotic and field service coatings operations as we invested in sales and administrative functions.
The change in foreign currency rates in relation to the U.S. dollar favorably impacted operating expenses for the segment by $0.9 million in 2014 compared to the prior year.
Operating expenses as a percentage of revenues were 18.2% and 16.6% in 2014 and 2013, respectively.
Operating Income (Loss) and Operating Margin
Corrosion Protection recognized an operating loss of $31.0 million in 2014 compared to income of $37.3 million in 2013. Operating margin decreased 1,500 basis points to (6.8)% in 2014 compared to 8.2% in 2013.
Excluding the following pre-tax items: (i) long-lived asset impairment charges of $11.3 million in 2014, (ii) goodwill impairment charges of $35.4 million in 2014, (iii) definite-lived intangible asset impairment charges of $10.9 million in 2014, (iv) acquisition-related expenses of $0.7 million in 2014, and (v) contractual earnout reversals of $3.9 million related to CRTS in 2013; Corrosion Protection recognized operating income of $27.3 million in 2014 compared to $33.4 million in 2013. Operating margin decreased 140 basis points to 6.0% in 2014 compared to 7.4% in 2013. The decreases in operating income and operating margin were primarily due to a slowdown in project activity in our industrial linings operation and increased administrative expenses from our cathodic protection operation as we expanded our operations into the Middle East.
During 2013, we also reversed $3.9 million of contractual earnouts related to CRTS, as noted above, because operating results were below the stated threshold amounts in the purchase agreement, mostly due to delays we experienced with the Wasit project in Saudi Arabia.
The change in foreign currency rates in relation to the U.S. dollar negatively impacted operating income for the segment by $2.9 million in 2014 compared to the prior year.

Energy Services Segment
Energy Services operates solely in the United States and generates all revenues and incurs all expenses in U.S. dollars. There were no impacts from foreign currencies in relation to the U.S dollar for the segment for the reported periods.
Key financial data for Energy Services was as follows:

				2015 vs 2014			2014 vs 2013
(dollars in thousands)	Years Ended December 31,			Increase (Decrease)			Increase (Decrease)
	2015	2014	2013	$	%		$	%
Revenues	$339,415	$305,807	$108,233	$33,608	11.0%		$197,574	182.5%
Gross profit	42,672	44,796	19,028	(2,124)	(4.7)		25,768	135.4
Gross profit margin	12.6%	14.6%	17.6%	N/A	(200	)bp	N/A	(300	)bp
Operating expenses	33,972	26,748	12,055	7,224	27.0		14,693	121.9
Goodwill impairment	33,527	—	—	33,527	N/M		—	—
Acquisition-related expenses	323	656	5,831	(333)	(50.8)		(5,175)	(88.7)
Operating income (loss)	(25,150)	17,392	1,142	(42,542)	(244.6)		16,250	1,422.9
Operating margin	(7.4)%	5.7%	1.1%	N/A	(1,310	)bp	N/A	460	bp
______________________________
“N/A” represents not applicable.
“N/M” represents not meaningful.
2015 Compared to 2014
Revenues
Revenues in Energy Services increased $33.6 million, or 11.0%, to $339.4 million in 2015 compared to $305.8 million in 2014. The increase was primarily driven by a $55.8 million increase in refining maintenance and turnaround service activities in our downstream operation in the western United States. Robust demand for our downstream services resulted in record billable hours in 2015 as our customers operated refineries at high utilization. Partially offsetting the increase in revenues was a $21.9 million revenue decline in our upstream operation, located primarily in Central California and the Permian Basin.

Project activities in our upstream operation have been curtailed as the steep and rapid decline in crude oil prices has caused customers to tighten their capital expenditures, delay project start dates or renegotiate contract terms, including reductions in the prices of our products and services, or in some instances, contract cancellations or revisions.
Gross Profit and Gross Profit Margin
Gross profit in Energy Services decreased $2.1 million, or 4.7%, to $42.7 million in 2015 compared to $44.8 million in 2014. The decrease in gross profit was primarily due to lower revenues and price pressures in our upstream operation, partially offset by higher revenues and related gross profit in our downstream operation.
Gross profit margin declined 200 basis points to 12.6% in 2015 compared to 14.6% in 2014 primarily due to price pressures and reductions in higher margin activities in our upstream operation. The reduction in higher margin activities made it more challenging to recover our labor and equipment costs.
Operating Expenses
Operating expenses in Energy Services increased $7.2 million, or 27.0%, to $34.0 million in 2015 compared to $26.7 million in 2014. As part of the Brinderson escrow settlement, we recorded an an offset to operating expenses of $4.5 million in 2014. Excluding the Brinderson escrow settlement, operating expenses increased $2.7 million, or 8.7%, to $34.0 million in 2015 compared to $31.2 million in 2014. The increase in operating expenses was primarily the result of additional support costs including sales staff, human resources and finance personnel to support recent business growth in the downstream refining market, as well as increased corporate allocation costs as described earlier. Included in operating expenses for 2015 were expenses totaling $1.8 million related to Schultz Mechanical Contractors, Inc. (“Schultz”), which was acquired in March 2015. Additionally, we recognized $0.7 million for employee severance costs related to organizational leadership changes in early 2015.
Operating expenses as a percentage of revenues were 10.0% and 8.7% in 2015 and 2014, respectively. Excluding the Brinderson escrow settlement, operating expenses as a percentage of revenues were 10.0% and 10.2% in 2015 and 2014, respectively.
Operating Income and Operating Margin
Operating income in Energy Services decreased $42.5 million, or 244.6%, to a loss of $25.2 million in 2015 compared to $17.4 million of income in 2014. Operating margin declined 1,310 basis points to (7.4)% in 2015 from 5.7% in 2014.
Excluding pre-tax goodwill impairment charges of $33.5 million in 2015 and the Brinderson escrow settlement of $4.5 million in 2014, operating income in Energy Services decreased $4.5 million, or 35.0%, to $8.4 million in 2015 compared to $12.9 million in 2014 and operating margin declined 170 basis points to 2.5% in 2015 from 4.2% in 2014. The decrease in operating income and operating margin was primarily due to price pressures and reductions in higher margin activities in our upstream operation, partially offset by robust downstream refining activities in 2015. Also contributing to the decline in operating income and operating margin was an increase in operating expenses as noted above.
Included in operating income were charges for acquisition related expenses totaling $0.3 million and $0.7 million in 2015 and 2014, respectively. We incurred these charges mainly in connection with the Schultz acquisition in 2015 and trailing costs related to the Brinderson acquisition in 2013.
2014 Compared to 2013
Revenues
Revenues in Energy Services increased $197.6 million, or 182.5%, to $305.8 million for 2014 compared to 2013. Revenues in 2014 represented a full year of operations; whereas, revenues in 2013 represented six months of operations as Brinderson was acquired on July 1, 2013. In 2014, Energy Services generated revenues totaling $174.9 million from work performed in the downstream market and $130.9 million from work performed in the upstream market.
Gross Profit and Gross Profit Margin
Gross profit in Energy Services increased $25.8 million, or 135.4%, to $44.8 million in 2014 compared to $19.0 million in 2013, primarily as a result of increased project work and a full year of operations in 2014 versus six months of operations in 2013. Gross profit margins declined 300 basis points during 2014 compared to 2013 primarily due to a lower margin mix on projects in both the upstream and downstream markets and higher start-up costs on new, multi-year projects primarily in the downstream market.
Operating Expenses
Operating expenses in Energy Services increased $14.7 million, or 121.9%, to $26.8 million in 2014 compared to $12.1 million in 2013. As part of a cash settlement related to escrow claims for Brinderson, we recorded an offset to operating expenses totaling $4.5 million in the fourth quarter of 2014. Excluding the Brinderson escrow settlement, operating expenses increased $19.2 million, or 158.7%, to $31.3 million in 2014 compared to $12.1 million in 2013 as operating expenses in 2014 represented a full year of operations; whereas, operating expenses in 2013 represented six months of operations. The increase in operating expenses was also due to additional support costs including sales staff, human resources and finance personnel to support the growth of the operations. Excluding the settlement, operating expenses as a percentage of revenues were 10.2% and 11.1% in 2014 and 2013, respectively.
Operating Income and Operating Margin
The financial results in 2014 were significantly higher than 2013 as a result of a full year’s operations compared to only six months of operations during 2013. Operating income increased $16.3 million in 2014 compared to 2013. Energy Services operating margins improved to 5.7% in 2014 from 1.1% in 2013 primarily due to lower acquisition-related expenses in 2014.
During 2014 and 2013, we incurred $0.7 million and $5.8 million, respectively, of acquisition-related expenses in connection with the acquisition of Brinderson and current and former acquisition targets. The 2013 time period represents six months of financial results from the date of acquisition of Brinderson on July 1, 2013.

Other Income (Expense)
Interest Income and Expense
Interest income decreased $0.4 million to $0.2 million in 2015 compared to $0.6 million in 2014, primarily due to lower interest rates throughout the year. Interest expense increased by $3.1 million to $16.0 million in 2015 compared to $12.9 million in 2014. During the fourth quarter of 2015, we recognized charges of approximately $3.4 million related to certain arrangement fees associated with securing our new $650.0 million senior secured credit facility as well as the write-off of previously unamortized deferred financing costs. Offsetting the increase in interest expense was a decrease related to reduced outstanding loan principal balances during 2015 compared to 2014.
Interest income increased $0.3 million to $0.6 million in 2014 compared to $0.3 million in 2013, primarily due to higher international cash balances throughout the year. Interest expense decreased by $0.3 million to $12.9 million in 2014 compared to $13.2 million in 2013. In 2013, we recognized charges of approximately $2.0 million related to certain arrangement fees associated with securing our previous $650.0 million senior secured credit facility as well as the write-off of previously unamortized deferred financing costs. Offsetting the decrease in interest expense was an increase in 2014 related to outstanding loan principal balances, which were outstanding for the full year due to borrowings related to our July 1, 2013 acquisition of Brinderson.
Other Income (Expense)
Other expense decreased $0.9 million to $2.9 million in 2015 compared to 2014 primarily due to higher foreign currency losses in 2014, income of $0.8 million recorded in 2015 related to a settlement of escrow claims for the acquisition of CRTS, Inc. (as discussed in Note 1 to the consolidated financial statements contained in this report), and the recorded gains of approximately $0.7 million during 2015 on the sale of certain assets related to our restructured entities. In addition, 2015 included the $2.9 million loss recognized on the sale of Video Injection - Insituform SAS and the $0.6 million loss recognized on the sale of BPPC, while 2014 included the $0.5 million loss recognized on the sale of our 49% interest in Bayou Coating and the $0.5 million loss recognized on the sale of Ka-te Insituform AG (all of which is discussed in Note 1 to the consolidated financial statements contained in this report).
Other income (expense) decreased $8.8 million to $3.8 million in 2014 compared to 2013 primarily due to activity in the second quarter of 2013, which included a $11.3 million gain recognized on the sale of our interest in our German joint venture, partially offset by a non-cash charge of $2.7 million related to a write-down of the investment in Bayou Coating (as discussed in Note 1 to the consolidated financial statements contained in this report). 2013 also included higher foreign currency losses due to the revaluation of certain asset and liability balances, while 2014 included the losses on the sales of Bayou Coating and Ka-te Insituform AG as discussed above.

Taxes on Income (Loss)
Taxes on income increased $13.0 million to $9.2 million in 2015 compared to a tax benefit of $3.8 million in 2014. Our effective tax rate for continuing operations was 757.6% and 10.7% in 2015 and 2014, respectively. The effective tax rate in 2015 was unfavorably impacted by significant pre-tax charges primarily related to goodwill impairment, certain of which are not deductible for tax purposes, U.S. income and foreign withholding taxes on the repatriation of foreign earnings, and the impact of establishing valuation allowances on deferred tax assets in jurisdictions where we are unlikely to recognize these benefits.

Taxes on income decreased $16.0 million in 2014 compared to 2013. Our effective tax rate for continuing operations was 10.7% and 20.6% in 2014 and 2013, respectively. The effective tax rate in 2014 was unfavorably impacted by a relatively small income tax benefit recorded on significant pre-tax charges related to goodwill and long-lived asset impairments and the impact of establishing valuation allowances on net operating losses in jurisdictions where we do not expect significant future taxable income.
Our deferred tax liabilities in excess of deferred tax assets were $14.5 million at December 31, 2015, including a $18.9 million valuation allowance primarily related to foreign net operating losses. Deferred tax assets include $0.4 million of foreign tax credit carryforwards and $4.0 million in federal, state and foreign net operating loss carryforwards, net of applicable valuation allowances, of which, $0.4 million has no expiration date and $3.6 million will expire between the years of 2016 and 2035.

Equity in Earnings of Affiliated Companies
Equity in earnings of affiliated companies was zero, $0.6 million and $5.2 million in 2015, 2014 and 2013, respectively. The decrease during 2014 is due to there being no contributions from our former German joint venture, following its sale in June 2013, and only three months of 2014 contributions from Bayou Coating, our former pipe coating joint venture in Baton Rouge, Louisiana, which was sold on March 31, 2014 (as discussed in Note 1 to the consolidated financial statements contained in this report).

Non-controlling Interests
Income attributable to non-controlling interests was $0.1 million, $1.8 million and $1.2 million in 2015, 2014 and 2013, respectively. In 2015, profitability from our joint venture in Oman and our coating joint venture in Canada, was partially offset by losses from our joint venture in Mexico and our insulation coating joint venture in Louisiana, which experienced project inefficiencies and lower operational margins. In 2014, profitability from our joint ventures in Oman, Canada and Mexico was offset by lower income from our joint venture in Morocco and losses from the start-up of our Louisiana joint venture.

Loss from Discontinued Operations
Loss from discontinued operations was zero, $3.8 million and $6.5 million in 2015, 2014 and 2013, respectfully. Our BWW business ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. During the fourth quarter of 2014, we completed final liquidation of BWW. Included within the final liquidation was the settlement of outstanding receivables with a single customer associated with a larger fabrication project. We also incurred cash charges of $1.4 million related to certain professional fees incurred during dissolution as well as in connection with the settlement discussed above. This resulted in a recorded pre-tax charge of approximately $6.0 million within discontinued operations. During 2013, as a result of closing this business, we recognized a pre-tax, non-cash charge of approximately $3.9 million ($2.4 million after tax), to reflect the impairment of goodwill and intangible assets. We also recognized additional pre-tax, non-cash impairment charges of $0.7 million ($0.4 million after tax) for equipment and other assets.

Liquidity and Capital Resources
Cash and Equivalents

	December 31,
	2015	2014
	(in thousands)
Cash and cash equivalents	$209,253	$174,965
Restricted cash	5,796	2,075
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
Sources and Uses of Cash
We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, potential acquisitions, working capital, debt service and share repurchases. During 2015, capital expenditures were primarily for supporting growth in our Infrastructure Solutions operations, along with investments in new information technology systems to support the growth of our organization. For 2016, we expect a comparable level of capital expenditures compared to 2015, with slightly increased levels to support growth of our Infrastructure Solutions business, partially offset by decreased levels in our Corrosion Protection and Energy Services operations as we minimize spending in response to our 2016 Restructuring efforts.
As part of our 2014 Restructuring, we incurred cash charges of $6.3 million in 2015 related to severance and benefits costs and other restructuring costs associated with exiting certain foreign locations. While estimated remaining cash costs to be incurred in 2016 for the 2014 Restructuring are not expected to be material, we expect to incur additional non-cash charges in 2016, primarily related to the potential release of cumulative currency translation adjustments resulting from the disposal of certain entities as well as the foreign currency impact from settlement of inter-company loans.
As part of our 2016 Restructuring, we expect to incur cash charges between $7.0 million to $9.0 million related to employee severance, extension of benefits, employment assistance programs and early lease termination costs as we reposition our Energy Services’ upstream operations in California, right-size Corrosion Protection to compete more effectively, and reduce corporate and other operating costs. These actions, however, are expected to reduce future annual operating costs by approximately $15.0 million, most of which is expected to be realized in 2016, primarily through headcount reductions and office closures.
At December 31, 2015, our cash balances were located worldwide for working capital and support needs. Given the breadth of our international operations, approximately $110.0 million, or 52.6%, of our cash was denominated in currencies other than the United States dollar as of December 31, 2015. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. As part of the February 2016 acquisition of Underground Solutions, we repatriated approximately $30.4 million from foreign subsidiaries to assist in funding the transaction, incurring approximately $3.5 million in additional taxes. These were viewed as one-time, special-use transactions. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our intention is to permanently reinvest these earnings.
Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At December 31, 2015, we believed our net accounts receivable and our costs and estimated earnings in excess of billings, as reported on our consolidated balance sheet, were fully collectible and a significant portion of the receivables will be collected within the next twelve months. At December 31, 2015, we had certain net receivables (as discussed in the following paragraph) that we believe will be collected but are being disputed by the customer in some manner, which has impacted or may meaningfully impact the timing of collection or require us to invoke our contractual rights to an arbitration or mediation process, or take legal action. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.
As of December 31, 2015, we had approximately $4.4 million in receivables related to certain projects in Texas and Morocco that have been delayed in payment for separate and unavoidable reasons. We are in various stages of discussions and dispute resolution with the project clients regarding such receivables. In each of the above instances, the customer has failed to meet its payment obligations in the time frame set forth in the respective contracts. The Company believes that it has performed its obligations pursuant to such contracts, and is duly exercising its rights under the respective contracts to receive payment. The Company believes the likelihood of success in each of these cases is probable and the Company is vigorously defending its position in each respective contract.
During 2015, we settled and received $3.2 million related to two matters in Hong Kong that were part of the 2014 Restructuring, and we reserved $2.9 million related to long-dated receivables within the Corrosion Protection segment. In February 2016, the Company entered into a conditional agreement to settle an outstanding dispute with a project client in the Infrastructure Solutions platform. If executed, the final settlement will release our ability to collect approximately $7.5 million in receivables owed by our client and establish a settlement amount of approximately $2.7 million, including legal fees. The receivable was fully reserved as of December 31, 2015 and 2014.
Cash Flows from Operations
Cash flows from operating activities of continuing operations provided $132.0 million in 2015 compared to $81.9 million provided in 2014. The increase in operating cash flow from 2015 to 2014 was primarily related to increased contributions provided by working capital, partially offset by lower cash-related earnings in 2015. The net losses recorded in 2015 and 2014 primarily relate to non-cash charges of approximately $48.7 million and $97.1 million, respectively.
Working capital provided $35.5 million of cash during 2015 compared to $17.9 million used in 2014. This increase in cash flow was primary due to significant movements in billings in excess of costs and estimated earnings and prepaid expenses and other current assets. Our billings in excess of costs and estimated earnings was $87.5 million at December 31, 2015, an increase of $44.5 million from December 31, 2014, due primarily to the timing of billing and advance deposits received on certain coatings projects at our Bayou Louisiana facility. Our prepaid expenses and other current assets was $67.0 million at December 31, 2015, an increase of $25.0 million from December 31, 2014, due primarily to the timing of advance deposits paid to suppliers on the same projects described above. Excluding the changes in the line items described above, the other elements of working capital provided $18.7 million in cash in 2015 primarily due to a focused effort on accounts receivable management. Days sales outstanding decreased by approximately 15 days as of December 31, 2015 compared to December 31, 2014 partially due to the coating project activity stated above, the impact of stronger collections in all operations globally, and the impact of the reserves for doubtful accounts related to the 2014 Restructuring. During 2014 and 2013, we improved our DSO by eight and ten days, respectively. Also we received $0.6 million and $10.7 million in 2014 and 2013, respectively, as a return on equity from our affiliated companies. Excluding the change in receivables and the return on equity from affiliated companies, the other elements of working capital provided $23.7 million in cash in 2014 primarily due to higher accounts payable at Brinderson due to increased activity year over year.
Unrestricted cash increased to $209.3 million at December 31, 2015 from $175.0 million at December 31, 2014.
Cash Flows from Investing Activities
Investing activities from continuing operations used $39.1 million and $23.2 million of cash in 2015 and 2014, respectively. We used $29.5 million in cash for capital expenditures in 2015 compared to $32.9 million used in 2014. During 2015, we used $6.7 million for a small acquisition. During 2014, we sold our interests in Bayou Coating for a total sale price of $9.1 million. In 2015 and 2014, $0.9 million and $1.0 million of non-cash capital expenditures were included in accounts payable and accrued expenditures. Capital expenditures in 2015 and 2014 were partially offset by $3.2 million and $1.5 million, respectively, in proceeds received from fixed asset disposals.
In 2013, investing activities from continuing operations used $150.1 million of cash. We used $143.8 million, net of cash acquired, to acquire Brinderson and $26.1 million in cash for capital expenditures. During 2013, we sold the equity interests in our German joint venture for a total sale price of €14 million (approximately $18.3 million) and received $3.4 million in proceeds from fixed asset disposals.
During 2016, we anticipate that we will spend approximately $30.0 million to $35.0 million for capital expenditures.
Cash Flows from Financing Activities
Cash flows from financing activities used $50.2 million during 2015 compared to $34.6 million used in 2014. During 2015, we amended and restated our $650.0 million credit facility and used $4.4 million for facility financing fees. In 2015 and 2014, we used cash of $27.8 million and $31.1 million, respectively, to repurchase 1.5 million and 1.3 million shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 8 to the consolidated financial statements contained in this report. Additionally, in 2015, we used cash of $395.3 million to retire the previous credit facility and, as discussed in Note 7 to the consolidated financial statements contained in this report, we made a $26.5 million mandatory prepayment on the balance of our term loan, utilizing $26.0 million from our line of credit to fund the term loan prepayment. In 2014, we borrowed $10.0 million on the line of credit under our credit facility for working capital needs and used cash of $22.0 million to pay down the principal balance of our term loans as discussed in Note 7 to the consolidated financial statements contained in this report.
In 2013, cash flows from financing activities provided $98.9 million of cash. During the year, we entered into a new credit facility to fund the acquisition of Brinderson and retire our previous credit facility. In total, we borrowed $385.5 million and used $253.5 million for debt retirements and $5.0 million for facility financing fees. Additionally, we used cash of $27.6 million to repurchase 1.2 million shares of our common stock.
Long-Term Debt
On October 30, 2015, we entered into an amended and restated $650.0 million senior secured credit facility (the “New Credit Facility”) with a syndicate of banks. Bank of America, N.A. served as the sole administrative agent and JP Morgan Chase Bank, N.A. and U.S. Bank National Association acted as co-syndication agents. Merrill Lynch Pierce Fenner & Smith Incorporated, JPMorgan Securities LLC and U.S. Bank National Association acted as joint lead arrangers and joint book managers in the syndication of the New Credit Facility.

The New Credit Facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility. We drew the entire term loan from the New Credit Facility on October 30, 2015 to (i) retire $344.7 million in indebtedness outstanding under our prior credit facility; (ii) fund expenses associated with the New Credit Facility; and (iii) fund general corporate purposes. This New Credit Facility replaced our $650.0 million credit facility entered into on July 1, 2013.
We paid expenses of $4.4 million associated with our New Credit Facility, $1.8 million related to up-front lending fees and $2.6 million related to third-party arranging fees, the latter of which was recorded in interest expense on the consolidated statement of operations. In addition, we had $3.5 million in unamortized loan costs associated with the prior credit facility, of which $0.8 million was recorded in interest expense on the consolidated statement of operations.
Generally, interest will be charged on the principal amounts outstanding under the New Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on our consolidated leverage ratio. We can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which is also based on our consolidated leverage ratio. The applicable one month LIBOR borrowing rate (LIBOR plus our applicable rate) as of December 31, 2015 was approximately 2.93%.
Our indebtedness at December 31, 2015 consisted of $345.6 million outstanding from the $350.0 million term loan under the New Credit Facility and zero on the line of credit under the New Credit Facility. Additionally, we designated $9.6 million of debt held by our joint venture partners (representing funds loaned by our joint venture partners) as third-party debt in the consolidated financial statements and held $0.1 million of third-party notes and bank debt at December 31, 2015. Further, the Company has $1.9 million in debt listed as held for sale at December 31, 2015 relating to the sale of BPPC (see Notes 5 and 16 to the consolidated financial statements contained in this report).
Beginning with the year ended December 31, 2014, the previous credit facility required an annual mandatory prepayment against the term loan obligation in an amount equal to 50% of the Excess Cash Flow, as defined by the previous credit facility, if our Consolidated Leverage Ratio was greater than 2.50 to 1.0, as of the end of that fiscal year. Our Consolidated Leverage Ratio at December 31, 2014 was 2.90 to 1.0. On March 31, 2015, we made the required term loan prepayment in the amount of $26.5 million, utilizing $26.0 million from the line of credit to fund the term loan prepayment obligation.
As of December 31, 2015, we had $36.7 million in letters of credit issued and outstanding under the New Credit Facility. Of such amount, $16.6 million was collateral for the benefit of certain of our insurance carriers and $20.1 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
Also on October 30, 2015, we entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020. The notional amount of this swap mirrors the amortization of a $262.5 million portion of our $350.0 million term loan drawn from the New Credit Facility. The swap requires us to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provides for us to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $262.5 million notional amount. The annualized borrowing rate of the swap at December 31, 2015 was 3.03%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of our term loan from the New Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge.
The New Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. At December 31, 2015, based upon the financial covenants, we had the capacity to borrow up to $110.3 million of additional debt under our New Credit Facility. See Note 7 to the consolidated financial statements contained in this report for further discussion of our debt covenants. We were in compliance with all covenants at December 31, 2015 and expect continued compliance for at least the next twelve months.
We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances and additional short-term and long-term borrowing capacity for the next 12 months. We expect cash generated from operations to remain stable in 2016 due to continued working capital management initiatives, additional cash flows generated from the Underground Solutions acquisition and the expected savings generated from the 2016 Restructuring.

Disclosure of Contractual Obligations and Commercial Commitments
We have entered into various contractual obligations and commitments in the course of our ongoing operations and financing strategies. Contractual obligations are considered to represent known future cash payments that we are required to make under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities or from commercial arrangements that are directly supported by related revenue-producing activities. Commercial commitments represent contingent obligations, which become payable only if certain pre-defined events were to occur, such as funding financial guarantees. See Note 11 to the consolidated financial statements contained in this report for further discussion regarding our commitments and contingencies.
The following table provides a summary of our contractual obligations and commercial commitments as of December 31, 2015. This table includes cash obligations related to principal outstanding under existing debt agreements and operating leases (in thousands):

	Payments Due by Period
Cash Obligations (1) (2) (3) (4)	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt and notes payable	$355,422	$17,648	$27,976	$27,610	$28,438	$253,750	$—
Interest on long-term debt	42,593	10,087	9,514	8,883	8,079	6,030	—
Operating leases	79,013	21,454	17,423	13,569	9,859	5,828	10,880
Total contractual cash obligations	$477,028	$49,189	$54,913	$50,062	$46,376	$265,608	$10,880
___________________

(1)
Cash obligations are not discounted. See Notes 7 and 11 to the consolidated financial statements contained in this report regarding our long-term debt and credit facility and commitments and contingencies, respectively.

(2)	Interest on long-term debt was calculated using the current annualized rate on our long-term debt as discussed in Note 7 to the consolidated financial statements contained in this report.

(3)
Liabilities related to Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes, have not been included in the table above because we are uncertain as to if or when such amounts may be settled. As of December 31, 2015, we had income tax receivable and income tax payable of $7.3 million and $2.9 million, respectively, recorded on our consolidated balance sheet.

(4)	There were no material purchase commitments at December 31, 2015.

Off-Balance Sheet Arrangements
We use various structures for the financing of operating equipment, including borrowings and operating leases. All debt is presented in the balance sheet. Our future commitments were $477.0 million at December 31, 2015. We have no other off-balance sheet financing arrangements or commitments. See Note 11 to the consolidated financial statements contained in this report regarding commitments and contingencies.

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
Revenue Recognition
We recognize revenues and costs as construction, engineering and installation contracts progress using the percentage-of-completion method of accounting, which relies on total expected contract revenues and estimated total costs. Under this method, estimated contract revenues and resulting gross profit margin are recognized based on actual costs incurred to date as a percentage of total estimated costs. We follow this method since reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and gross profit are subject to revisions as the contract progresses to completion. Total estimated costs, and thus contract gross profit, are impacted by changes in productivity, scheduling and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, customer needs, customer delays in providing approvals, labor availability, governmental regulation and politics also may affect the progress and estimated cost of a project’s completion and thus the timing of revenue recognition and gross profit. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. The effects of any changes in estimates are disclosed in the notes to the consolidated financial statements and in the Management’s Discussion and Analysis section of the report, if material. When current estimates of total contract costs indicate that the contract will result in a loss, the projected loss is recognized in full in the period in which the loss becomes evident. Revenues from change orders, extra work and variations in the scope of work are recognized when it is probable that they will result in additional contract revenue and when the amount can be reliably estimated. Given the uncertainties associated with some of our contracts, it is possible for actual costs to vary from estimates previously made. Revisions to estimates could result in the reversal of revenues and gross profit previously recognized. For the year ended December 31, 2015, approximately 68.9% of our revenues were derived from percentage-of-completion accounting.
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
Equity-Based Compensation
We record expense for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options and stock units, based on the fair value recognition provisions contained in FASB ASC 718, Compensation-Stock Compensation (“FASB ASC 718”). Expense is recorded on a straight-line basis over the vesting period of the award. The fair value of stock option awards is determined using an option pricing model that is based on established principles of financial economic theory. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for valuation of stock option awards. Volatility and expected term assumptions are based on our historical experience. The risk-free rate is based on a U.S. Treasury note with a maturity similar to the option award’s expected term. The fair value of restricted stock, restricted stock unit and deferred stock unit awards is determined using our closing stock price on the award date. We make forfeiture rate assumptions in connection with the valuation of restricted stock and restricted stock unit awards that could be different than actual experience. As a general rule, all shares of restricted stock and restricted stock units are subject to service restrictions. Additionally, we award certain performance-based stock unit awards for a number of our key employees. These awards are subject to performance and service restrictions, and contain cumulative financial targets for a designated performance period. These awards have a threshold, target and maximum amount of shares that could be awarded based on our cumulative financial results. Discussion of our application of FASB ASC 718 is described in Note 9 to the consolidated financial statements contained in this report.
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
We recognize tax liabilities in accordance with FASB ASC 740 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. While we believe the resulting tax balances as of December 31, 2015 and 2014 were appropriately accounted for in accordance with

FASB ASC 740, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to our consolidated financial statements and such adjustments could be material.
We have recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries of approximately $229.4 million, which are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to the indefinitely reinvested profits is not feasible. A deferred tax asset is recognized only if we have definite plans to generate a U.S. tax benefit by repatriating earnings in the foreseeable future.
Long-Lived Assets
Property, plant and equipment and other identified intangibles (primarily customer relationships, patents and acquired technologies, trademarks, licenses and non-compete agreements) are recorded at cost, net of accumulated depreciation and impairment, and, except for goodwill and certain trademarks, are depreciated or amortized on a straight-line basis over their estimated useful lives. Changes in circumstances such as technological advances, changes to our business model or changes in our capital strategy can result in the actual useful lives differing from our estimates. During 2015, no such changes were noted. If we determine that the useful life of our property, plant and equipment or our identified intangible assets should be changed, we would depreciate or amortize the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing or decreasing depreciation or amortization expense.
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
Impairment Reviews - 2015
As a result of the annual impairment assessment in accordance with FASB ASC 350, Intangibles - Goodwill and Other (“FASB ASC 350”) as of October 1, 2015, the CRTS reporting unit had a fair value below its carrying value, which caused us to review the financial performance of at risk asset groups within that reporting unit in accordance with FASB ASC 360, Property, Plant and Equipment (“FASB ASC 360”). The results of CRTS are reported within the Corrosion Protection reportable segment.
In response to contract losses in the Central California upstream energy market during the fourth quarter of 2015 and our subsequent decision to reduce exposure to the upstream market, we performed a market assessment of our energy-related businesses and concluded that sustained low oil prices will continue to create market challenges for the foreseeable future, including a continued reduction in spending by certain of our customers in 2016. The loss of the contracts, coupled with the decision to downsize, caused us to review the financial performance of at risk asset groups within the reporting unit. The results of Energy Services are reported within the Energy Services reportable segment.
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
Impairment Review - September 30, 2014
As part of the 2014 Restructuring, we evaluated the long-lived assets of our global operations affected by the restructuring initiative. The affected reporting units were (i) the Bayou reporting unit (“Bayou Reporting Unit”); (ii) the European Sewer and Water Rehabilitation (“Europe”) reporting unit; and (iii) the Asia-Pacific Sewer and Water Rehabilitation (“Asia-Pacific”) reporting unit. The results of the Bayou Reporting Unit and its related asset groups are reported within the Corrosion Protection reportable segment. The results of Europe and Asia-Pacific and their related asset groups are reported within the Infrastructure Solutions reportable segment.
We performed an asset impairment review as of September 30, 2014 for all of our at risk asset groups within each of the affected reporting units in accordance with FASB ASC 360. We also engaged a third-party valuation firm to assist in determining the fair value of long-lived assets at these at risk asset groups. Based upon the results of the analysis, the at risk asset groups with a fair value less than the carrying value of their respective assets included Bayou and Bayou Delta of the Bayou Reporting Unit; France of the Europe reporting unit; and Malaysia and India of the Asia-Pacific reporting unit.

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
Annual Impairment Assessment - October 1, 2014
As a result of the annual impairment assessment in accordance with FASB ASC 350, Intangibles - Goodwill and Other (“FASB ASC 350”), the Fyfe Rehabilitation (“Fyfe”) reporting unit had a fair value below its carrying value, which caused us to review the financial performance of all at risk asset groups within that reporting unit in accordance with FASB ASC 360. The results of Fyfe and its related asset groups are reported within the Infrastructure Solutions reportable segment. Based on the results of the valuation, the carrying amount of the customer relationship intangible asset at Fyfe Latin America exceeded the fair value and resulted in a $1.2 million impairment charge in the fourth quarter of 2014. The impairment charge was recorded to definite-lived intangible asset impairment in the Consolidated Statements of Operations.
Impairment Review - December 31, 2014
During the fourth quarter of 2014, certain reporting units operating in the energy sector experienced customer-driven delays, work order cancellations, and canceled sales opportunities as a result of declining crude oil prices since October 2014. As a result, we evaluated the long-lived assets of our operations affected by these circumstances and performed an asset impairment review as of December 31, 2014 for all of our at risk asset groups within the CRTS and Bayou reporting units. The results of these reporting units and their related asset groups are reported within the Corrosion Protection reportable segment. Based on the internal projections, we determined that the undiscounted expected future cash flows for all of the identified at risk asset groups exceeded the carrying value of the assets, and as such, no impairment to recorded long-lived assets was required.
The fair value estimates described above were determined using observable inputs and significant unobservable inputs, which are based on level 3 inputs as defined in Note 12.
Goodwill
Under FASB ASC 350, we assess recoverability of goodwill on an annual basis or when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. An impairment charge will be recognized to the extent that the implied fair value of a reporting unit is less than its carrying value. Factors that could potentially trigger an impairment review include (but are not limited to):
•significant underperformance of a segment relative to expected, historical or forecasted operating results;
•significant negative industry or economic trends;
•significant changes in the strategy for a segment including extended slowdowns in the segment’s market;
•a decrease in market capitalization below our book value; and
•a significant change in regulations.
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
The discount rate applied to the estimated future cash flows is one of the most significant assumptions utilized under the income approach. We determine the appropriate discount rate for each of its reporting units based on the weighted average cost of capital (“WACC”) for each individual reporting unit. The WACC takes into account both the pre-tax cost of debt and cost of equity (a major component of the cost of equity is the current risk-free rate on twenty year U.S. Treasury bonds). As each reporting unit has a different risk profile based on the nature of its operations, including market-based factors, the WACC for each reporting unit may differ. Accordingly, the WACCs are adjusted, as appropriate, to account for company-specific risks associated with each reporting unit.
Annual Impairment Assessment - October 1, 2015
We had nine reporting units for purposes of assessing goodwill at October 1, 2015 as follows: North American Rehabilitation, Europe, Asia-Pacific, United Pipeline Systems, Bayou, Corrpro, CRTS, Fyfe and Energy Services. During 2015, we acquired Schultz (see Note 1 to the consolidated financial statements contained in this report) and, for goodwill testing purposes, integrated Schultz into the previous Brinderson reporting unit to form the Energy Services reporting unit.
Significant assumptions used in our October 2015 goodwill review included: (i) discount rates ranging from 12.5% to 15.0%; (ii) annual revenue growth rates generally ranging from 1% to 15%; (iii) gross margin declines in the short term related to certain reporting units in the energy sector, but sustained or slightly increased gross margins long term; (iv) peer group EBITDA multiples; and (v) terminal values for each reporting unit using a long-term growth rate of 1.0% to 3.5%. If actual results differ from estimates used in these calculations, we could incur future impairment charges.
During the assessment of our reporting units’ fair values in relation to their respective carrying values, three reporting units had a fair value in excess of 30% of their carrying value, four reporting units had a fair value in excess of 10%, but below 30% of their carrying value, one reporting unit had a fair value within 10% percent of its carrying value, and one had a fair value below its carrying value. The reporting unit with a fair value within 10% of its carrying value was the Energy Services reporting unit. The one reporting unit with a fair value below its carrying value was the CRTS reporting unit. The total value of goodwill recorded at the impairment testing date for the Energy Services and CRTS reporting units was $80.2 million and $14.4 million, respectively.
For the Energy Services reporting unit, excess fair value in relation to its carrying value was 7.5%. The values derived from both the income approach and the market approach decreased from the October 1, 2014 annual goodwill impairment analysis, and the fair value in relation to its carrying value declined from the prior year due to softening in the upstream energy markets in Central California. While activity in California’s downstream markets remains robust, the upstream market has experienced reduced spending by certain of the Company’s customers in 2015. The fair value for Energy Services decreased $7.7 million, or 4.1%, from the prior year analysis. The 2015 analysis assumed a weighted average cost of capital of 13.5%, compared 14.0% in 2014, and a long-term growth rate of 2.0%, which is consistent with the October 1, 2014 review. The income approach analysis also included an annual revenue growth rate of approximately 3.3%, which is lower than the prior year analysis; and gross margins were decreased slightly in the short term due to the softness in the upstream energy markets. See below for the trigger-based impairment review conducted as of December 31, 2015.
For the CRTS reporting unit, fair value in relation to its carrying value was negative 30.0%. The values derived from both the income approach and the market approach decreased from the December 31, 2014 impairment review (see below), and the fair value in relation to its carrying value declined from the prior year due to continued current uncertainty in the upstream oil markets, which caused customer-driven delays in the more profitable international offshore pipeline market and delayed or canceled sales opportunities in certain North American markets. CRTS secured sizable project wins during 2014 and 2015; however, most were situated in international onshore and mining markets, which typically offer lower margin profiles. Management expects this trend to continue into the foreseeable future. The fair value for CRTS decreased $10.0 million, or 21.8%, from the prior year analysis. The impairment analysis assumed a weighted average cost of capital of 13.5% and a long-term growth rate of 3.0%. The income approach analysis also included an annual revenue growth rate of approximately 0.5%, which is lower than the 3.8% growth rate assumed in the previous analysis. As a result of failing Step 1, we performed Step 2 procedures, which compares the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill for a reporting unit, we assign the fair value (as determined in Step 1) to the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. Any excess of the carrying value of goodwill of the reporting unit over its implied fair value is recorded as impairment. Based on this analysis, we determined that recorded goodwill at CRTS was impaired by $10.0 million, which was recorded to “Goodwill impairment” in the Consolidated Statement of Operations in the fourth quarter of 2015. As of December 31, 2015, we had remaining CRTS goodwill of $4.4 million. Projected cash flows were based, in part, on maintaining a presence in the higher-margin, international offshore pipeline market and the ability to expand our technology to other applications. If these assumptions do not materialize in a manner consistent with our expectations, there is risk of impairment to recorded goodwill.
Impairment Review - December 31, 2015
In response to contract losses in the Central California upstream energy market during the fourth quarter of 2015 and our subsequent decision to reduce exposure to the upstream market, we performed a market assessment of our energy-related businesses and concluded that sustained low oil prices will continue to create market challenges for the foreseeable future, including a continued reduction in spending by certain of our customers in 2016. The loss of the contracts, coupled with the decision to downsize, caused us to review the goodwill of our operations affected by these circumstances and determined that a triggering event had occurred. As such, we performed an interim goodwill impairment review for our Energy Services reporting unit as of December 31, 2015. In accordance with the provisions of FASB ASC 350, we determined the fair value of the affected reporting unit and it was found to be less than the carrying value.
For the Energy Services reporting unit, fair value in relation to its carrying value was negative 27.6%. The values derived from the income approach and the market approach decreased 29.0% and 27.6%, respectively, from the October 1, 2015 goodwill impairment analysis. Our expected future cash flows in 2016 and beyond were lowered primarily due to the loss of two key contracts in the Central California upstream energy market in the fourth quarter of 2015. The impairment analysis assumed a weighted average cost of capital of 13.0%, compared 13.5% in the October 1, 2015 review, and a long-term growth rate of 2.0%, which is consistent with the October 1, 2015 review. The income approach analysis included a year 1 decrease in revenue of approximately $90 million and an annual revenue growth rate thereafter of approximately 2.6%, which was slightly lower than the 3.3% annual growth in the previous analysis. Average gross margins were generally consistent between the two analyses; however, operating expenses declined in a manner consistent with revenues as a result of the benefits achieved from the 2016 Restructuring. As a result of failing Step 1, we performed Step 2 procedures, which compares the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill for a reporting unit, we assign the fair value (as determined in Step1) to the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. Any excess of the carrying value of goodwill of the reporting unit over its implied fair value is recorded as impairment. Based on this analysis, we determined that recorded goodwill at Energy Services was impaired by $33.5 million, which was recorded to “Goodwill impairment” in the Consolidated Statement of Operations in the fourth quarter of 2015. As of December 31, 2015, we had remaining Energy Services goodwill of $46.7 million. Projected cash flows were based on maintaining a smaller but profitable presence in the upstream energy market and continued strength in the Central California downstream energy market. Also included in the projected cash flows were certain cost savings expected to be achieved through the 2016 Restructuring. If these assumptions do not materialize in a manner consistent with our expectations, there is risk of further impairment to recorded goodwill.
Impairment Review - September 30, 2014
As a result of the 2014 Restructuring, we evaluated the goodwill of our global operations affected by the restructuring initiative and determined that a triggering event had occurred. As such, we performed a goodwill impairment review for each affected reporting unit as of September 30, 2014. Our reporting units adversely affected by the 2014 Restructuring were Bayou, Europe and Asia-Pacific. In accordance with the provisions of FASB ASC 350, we determined the fair value of our reporting units and compared such fair value to the carrying value of those reporting units. For all three reporting units, fair value exceeded carrying value, and as such, no impairment to recorded goodwill was required.
Annual Impairment Assessment - October 1, 2014
As a result of the annual impairment assessment in accordance with FASB ASC 350, the Fyfe reporting unit had a fair value less than its carrying value. Longer-term expectations for the Fyfe businesses, primarily in North America, were lowered in 2014 because investments in operational leadership and business development yielded slower than expected growth. In previous years, we expected bidding activity would increase in 2014 and result in new contract wins that would commence in 2014 and 2015. While stability was restored and improvements were made in 2014, the ability to sustain new order intake and improve gross profits did not materialize as rapidly as expected. As a result of failing Step 1, we performed Step 2 procedures, which compares the carrying value of goodwill to its implied fair value. Based on this analysis, we determined that recorded goodwill at Fyfe was impaired by $16.1 million, which was recorded to “Goodwill impairment” in the Consolidated Statement of Operations in the fourth quarter of 2014. As of December 31, 2014, we had remaining Fyfe goodwill of $50.2 million. Future cash flows included increased revenue projections related to growth in the pipeline market, specifically industrial and municipal pipelines. Delays in those growth projections could have a material negative affect on Fyfe’s projected long-term cash flows. Also included in the projected cash flows were certain cost savings expected to be achieved through the 2014 Restructuring. If any of these assumptions do not materialize in a manner consistent with our expectations, there is risk of impairment to recorded goodwill.
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
For the Bayou reporting unit, uncertainty in the upstream oil markets, which caused work order cancellations and canceled sales opportunities in North America for the Bayou Canada and CCSI asset groups, affected our expected future cash flows in 2015 and 2016. As a result of failing Step 1, we performed Step 2 procedures, which compares the carrying value of goodwill to its implied fair value. Based on this analysis, we determined that Bayou’s goodwill was fully impaired, and as such, recorded a $29.7 million charge to “Goodwill impairment” in the Consolidated Statement of Operations in 2014. As of December 31, 2014, there was no recorded goodwill at Bayou.
For the CRTS reporting unit, expected future cash flows were impacted by the uncertainty in the upstream oil markets, which caused customer-driven delays in the more profitable international offshore pipeline market and delayed or canceled sales opportunities in certain North American markets. As a result of failing Step 1, we performed Step 2 procedures, which compares the carrying value of goodwill to its implied fair value. Based on this analysis, we determined that recorded goodwill at CRTS was impaired by $5.7 million, which was recorded to “Goodwill impairment” in the Consolidated Statement of Operations in 2014. As of December 31, 2014, we had remaining CRTS goodwill of $14.4 million. See subsequent impairment review performed as of October 1, 2015 above.
The following table presents a reconciliation of the beginning and ending balances of goodwill at January 1, 2015 and December 31, 2015 (in millions):

	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Balance, January 1, 2015
Goodwill, gross	$193,344	$74,943	$76,248	$344,535
Accumulated impairment losses	(16,069)	(35,443)	—	(51,512)
Goodwill, net	177,275	39,500	76,248	293,023
Acquisitions (1)	—	—	3,998	3,998
Impairments (2)	—	(9,957)	(33,527)	(43,484)
Foreign currency translation	(2,819)	(1,598)	—	(4,417)
Balance, December 31, 2015
Goodwill, gross	190,525	73,345	80,246	344,116
Accumulated impairment losses	(16,069)	(45,400)	(33,527)	(94,996)
Goodwill, net	$174,456	$27,945	$46,719	$249,120
__________________________

(1)	During the first and second quarters of 2015, we recorded goodwill of $3.6 million and $0.4 million, respectively, related to the acquisition of Schultz Mechanical Contractors, Inc. (see Note 1).

(2)
During the fourth quarter of 2015, we recorded a goodwill impairment to our CRTS reporting unit of $10.0 million and a goodwill impairment to our Energy Services reporting unit of $33.5 million (see Note 2).

Recently Issued Accounting Pronouncements
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
Interest Rate Risk
The fair value of our cash and short-term investment portfolio at December 31, 2015 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at December 31, 2015 was variable rate debt. We substantially mitigate our interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt. As part of our New Credit Facility in 2015, we entered into an interest rate swap agreement with a notional amount that will mirror approximately 75% of our outstanding long-term debt for the next five years.
At December 31, 2015, the estimated fair value of our long-term debt was approximately $349.1 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at December 31, 2015 would result in a $0.9 million increase in interest expense.
Foreign Exchange Risk
We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At December 31, 2015, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $11.3 million impact to our equity through accumulated other comprehensive income.
In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At December 31, 2015, there were no material foreign currency hedge instruments outstanding. See Note 12 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.
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
We rely on a select group of third-party extruders to manufacture our Fusible PVC® pipe products.

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

Under the supervision and with the participation of Company management, including the Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer), an evaluation was performed of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In performing this evaluation, management employed the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

Based on the criteria set forth in Internal Control – Integrated Framework (2013), management, including the Company’s Chief Executive Officer and its Chief Financial Officer, has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

/s/ Charles R. Gordon
Charles R. Gordon President and Chief Executive Officer (Principal Executive Officer)

/s/ David A. Martin
David A. Martin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aegion Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Aegion Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Saint Louis, Missouri
February 29, 2016

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues	$1,333,570	$1,331,421	$1,091,420
Cost of revenues	1,057,783	1,051,438	844,399
Gross profit	275,787	279,983	247,021
Operating expenses	209,477	234,105	178,483
Goodwill impairment	43,484	51,512	—
Definite-lived intangible asset impairment	—	12,116	—
Earnout reversal	—	—	(4,175)
Acquisition-related expenses	1,912	1,375	5,831
Restructuring charges	968	687	—
Operating income (loss)	19,946	(19,812)	66,882
Other income (expense):
Interest expense	(16,044)	(12,943)	(13,169)
Interest income	218	633	325
Other	(2,905)	(3,853)	4,964
Total other expense	(18,731)	(16,163)	(7,880)
Income (loss) before taxes on income	1,215	(35,975)	59,002
Taxes (benefit) on income (loss)	9,205	(3,840)	12,154
Income (loss) before equity in earnings of affiliated companies	(7,990)	(32,135)	46,848
Equity in earnings of affiliated companies	—	570	5,159
Income (loss) from continuing operations	(7,990)	(31,565)	52,007
Loss from discontinued operations	—	(3,847)	(6,461)
Net income (loss)	(7,990)	(35,412)	45,546
Non-controlling interests	(77)	(1,755)	(1,195)
Net income (loss) attributable to Aegion Corporation	$(8,067)	$(37,167)	$44,351

Earnings per share attributable to Aegion Corporation:
Basic:
Income (loss) from continuing operations	$(0.22)	$(0.88)	$1.31
Loss from discontinued operations	—	(0.10)	(0.17)
Net income (loss)	$(0.22)	$(0.98)	$1.14
Diluted:
Income (loss) from continuing operations	$(0.22)	$(0.88)	$1.30
Loss from discontinued operations	—	(0.10)	(0.17)
Net income (loss)	$(0.22)	$(0.98)	$1.13

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$(7,990)	$(35,412)	$45,546
Other comprehensive income (loss):
Currency translation adjustments	(25,379)	(27,591)	(13,428)
Pension activity, net of tax(1)	145	(576)	38
Deferred gain (loss) on hedging activity, net of tax(2)	279	296	(255)
Total comprehensive income (loss)	(32,945)	(63,283)	31,901
Less: comprehensive income (loss) attributable to noncontrolling interests	1,686	(605)	(749)
Comprehensive income (loss) attributable to Aegion Corporation	$(31,259)	$(63,888)	$31,152
__________________________

(1)	Amounts presented net of tax of $37, $(158) and $11 for the years ended December 31, 2015, 2014, and 2013, respectively.

(2)	Amounts presented net of tax of $187, $196 and $(168) for the years ended December 31, 2015, 2014 and 2013, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$209,253	$174,965
Restricted cash	5,796	2,075
Receivables, net of allowances of $14,524 and $19,307, respectively	200,883	227,481
Retainage	37,285	38,318
Costs and estimated earnings in excess of billings	89,141	94,045
Inventories	47,779	59,192
Prepaid expenses and other current assets	66,999	42,046
Assets held for sale	21,060	—
Total current assets	678,196	638,122
Property, plant & equipment, less accumulated depreciation	144,833	168,213
Other assets
Goodwill	249,120	293,023
Identified intangible assets, less accumulated amortization	174,118	182,273
Deferred income tax assets	2,130	3,334
Other assets	9,910	10,708
Total other assets	435,278	489,338
Total Assets	$1,258,307	$1,295,673

Liabilities and Equity
Current liabilities
Accounts payable	$72,732	$83,285
Accrued expenses	112,951	111,617
Billings in excess of costs and estimated earnings	87,475	43,022
Current maturities of long-term debt and line of credit	17,648	26,399
Liabilities held for sale	6,961	—
Total current liabilities	297,767	264,323
Long-term debt, less current maturities	337,774	351,076
Deferred income tax liabilities	19,386	22,913
Other non-current liabilities	8,824	12,276
Total liabilities	663,751	650,588

(See Commitments and Contingencies: Note 11)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 36,053,499 and 37,360,515, respectively	361	374
Additional paid-in capital	199,951	217,289
Retained earnings	425,574	433,641
Accumulated other comprehensive loss	(47,861)	(24,669)
Total stockholders’ equity	578,025	626,635
Non-controlling interests	16,531	18,450
Total equity	594,556	645,085
Total Liabilities and Equity	$1,258,307	$1,295,673
The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE, December 31, 2012	38,952,561	$390	$257,209	$426,457	$15,260	$16,804	$716,120

Net income	—	—	—	44,351	—	1,195	45,546
Issuance of common stock upon stock option exercises, including tax benefit	29,511	—	899	—	—	—	899
Restricted shares issued	435,025	4	—	—	—	—	4
Issuance of shares pursuant to restricted stock units	13,761	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	7,029	—	—	—	—	—	—
Forfeitures of restricted shares	(236,388)	(2)	—	—	—	—	(2)
Shares repurchased and retired	(1,218,385)	(12)	(27,636)	—	—	—	(27,648)
Equity-based compensation expense	—	—	5,647	—	—	—	5,647
Currency translation adjustment and derivative transactions, net	—	—	9	—	(13,208)	(446)	(13,645)
BALANCE, December 31, 2013	37,983,114	$380	$236,128	$470,808	$2,052	$17,553	$726,921

Net income	—	—	—	(37,167)	—	1,755	(35,412)
Issuance of common stock upon stock option exercises, including tax benefit	526,359	5	8,070	—	—	—	8,075
Restricted shares issued	242,722	2	—	—	—	—	2
Issuance of shares pursuant to restricted stock units	15,277	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	31,794	—	—	—	—	—	—
Forfeitures of restricted shares	(104,013)	(1)	—	—	—	—	(1)
Shares repurchased and retired	(1,334,738)	(12)	(31,073)	—	—	—	(31,085)
Equity-based compensation expense	—	—	5,073	—	—	—	5,073
Purchase of non-controlling interests	—	—	(909)	—	—	292	(617)
Currency translation adjustment and derivative transactions, net	—	—	—	—	(26,721)	(1,150)	(27,871)
BALANCE, December 31, 2014	37,360,515	$374	$217,289	$433,641	$(24,669)	$18,450	$645,085

Net income (loss)	—	—	—	(8,067)	—	77	(7,990)
Issuance of common stock upon stock option exercises, including tax benefit	209,205	2	2,464	—	—	—	2,466
Issuance of shares pursuant to restricted stock units	12,646	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	27,779	—	—	—	—	—	—
Forfeitures of restricted shares	(54,045)	(1)	—	—	—	—	(1)
Shares repurchased and retired	(1,502,601)	(14)	(27,789)	—	—	—	(27,803)
Equity-based compensation expense	—	—	7,987	—	—		7,987
Sale of non-controlling interest	—	—	—	—	—	239	239
Distributions to non-controlling interests	—	—	—	—	—	(472)	(472)
Currency translation adjustment and derivative transactions, net	—	—	—	—	(23,192)	(1,763)	(24,955)
BALANCE, December 31, 2015	36,053,499	$361	$199,951	$425,574	$(47,861)	$16,531	$594,556
The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(7,990)	$(35,412)	$45,546
Loss from discontinued operations	—	3,847	6,461
	(7,990)	(31,565)	52,007
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	43,791	44,312	40,329
Gain on sale of fixed assets	(929)	(310)	(816)
Equity-based compensation expense	7,987	5,073	5,647
Deferred income taxes	924	(16,816)	(2,675)
Equity in earnings of affiliated companies	—	(570)	(5,159)
Non-cash restructuring charges	1,816	20,592	—
Fixed asset impairment	—	11,870	—
Definite-lived intangible asset impairment	—	12,116	—
Goodwill impairment	43,484	51,512	—
Debt issuance costs	3,377	157	1,964
Earnout reversal	—	—	(4,175)
(Gain) loss on sale of businesses	3,414	988	(11,771)
Loss on foreign currency transactions	80	627	2,425
Other	(168)	1,279	1,588
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash related to operating activities	(382)	(454)	(102)
Return on equity of affiliated companies	—	590	10,691
Receivables net, retainage and costs and estimated earnings in excess of billings	12,283	(41,211)	8,222
Inventories	6,984	(5,286)	(736)
Prepaid expenses and other assets	(28,895)	3,465	(9,685)
Accounts payable and accrued expenses	(582)	5,997	8,944
Billings in excess of costs and estimated earnings	45,700	19,100	(6,340)
Other operating	1,129	402	(2,293)
Net cash provided by operating activities of continuing operations	132,023	81,868	88,065
Net cash used in operating activities of discontinued operations	—	(1,045)	(3,761)
Net cash provided by operating activities	132,023	80,823	84,304

Cash flows from investing activities:
Capital expenditures	(29,454)	(32,899)	(26,085)
Proceeds from sale of fixed assets	3,173	1,547	3,435
Patent expenditures	(1,503)	(1,923)	(2,032)
Restricted cash related to investing activities	(3,538)	(1,153)	—
Purchase of Schultz Mechanical Contractors, Inc.	(6,662)	—	—
Purchase of Fyfe Asia, net of cash acquired	(1,098)	—	—
Purchase of Brinderson, net of cash acquired	—	1,000	(143,763)
Proceeds from sale of interests in Bayou Coating, L.L.C.	—	9,065	—
Proceeds from sale of Ka-te Insituform AG	—	1,123	—
Proceeds from sale of interests in German joint venture	—	—	18,300
Net cash used in investing activities of continuing operations	(39,082)	(23,240)	(150,145)
Net cash provided by investing activities of discontinued operations	—	1,045	845
Net cash used in investing activities	(39,082)	(22,195)	(149,300)

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises, including tax effects	2,466	8,615	594
Repurchase of common stock	(27,804)	(31,085)	(27,648)
Sale of non-controlling interest	239	—	—
Purchase of or distributions to non-controlling interests	(472)	(617)	(287)
Payment of earnout related to acquisition of CRTS, Inc.	(684)	—	(2,112)
Credit facility financing fees	(4,360)	(783)	(5,013)
Proceeds from notes payable	1,505	1,284	1,541
Principal payments on notes payable	(1,875)	—	(183)
Proceeds from line of credit	26,000	18,000	—
Payments on line of credit	(71,500)	(8,000)	—
Proceeds from long-term debt	350,000	—	385,500
Principal payments on long-term debt	(323,750)	(22,039)	(253,500)
Net cash provided by (used in) financing activities	(50,235)	(34,625)	98,892
Effect of exchange rate changes on cash	(5,975)	(7,083)	(9,527)
Net increase in cash and cash equivalents for the year	36,731	16,920	24,369
Cash and cash equivalents, beginning of year	174,965	158,045	133,676
Cash and cash equivalents, end of year	211,696	174,965	158,045
Cash and cash equivalents associated with assets held for sale, end of year	(2,443)	—	—
Cash and cash equivalents from continuing operations, end of year	$209,253	$174,965	$158,045

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$9,873	$9,602	$8,700
Income taxes	8,753	12,594	11,630
The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS
Aegion Corporation is a global leader in infrastructure protection and maintenance, providing proprietary technologies and services to: (i) protect against the corrosion of industrial pipelines; (ii) rehabilitate and strengthen water, wastewater, energy and mining piping systems and buildings, bridges, tunnels and waterfront structures; and (iii) utilize integrated professional services in engineering, procurement, construction, maintenance and turnaround services for a broad range of energy related industries. The Company’s business activities include manufacturing, distribution, maintenance, construction, installation, coating and insulation, cathodic protection, research and development and licensing. The Company’s products and services are currently utilized and performed in approximately 80 countries across six continents. The Company believes that the depth and breadth of its products and services platform make Aegion a leading “one-stop” provider for the world’s infrastructure rehabilitation and protection needs.
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
In order to strengthen the Company’s ability to service the emerging demands of the infrastructure protection market and to better position the Company for sustainable growth, the Company embarked on a diversification strategy in 2009 to expand its product and service portfolio and its geographical reach. Through a series of strategic initiatives and key acquisitions, the Company now possesses a broad portfolio of cost-effective solutions for rehabilitating and maintaining aging or deteriorating infrastructure, protecting new infrastructure from corrosion worldwide and providing integrated professional services in engineering, procurement, construction, maintenance, and turnaround services for oil companies, primarily in the downstream market.
Recognizing that the breadth of offerings expanded beyond the Company’s flagship Insituform® brand, which constituted less than half of the Company’s revenues in 2011, the Company’s reorganized Insituform Technologies, Inc. (“Insituform”), the parent company at the time, into a new holding company structure in October 2011. Aegion became the new parent company and Insituform became a wholly owned subsidiary of Aegion. Aegion reflects the Company’s mission of extending its leadership capabilities to furnish products and services to provide: (i) long-term protection for water and wastewater pipes, oil and gas pipelines and infrastructure as well as commercial and governmental structures and transportation infrastructure; and (ii) integrated professional services to energy companies.
Acquisitions/Strategic Initiatives/Divestitures
2016 Restructuring
On January 4, 2016, the Company’s board of directors approved a restructuring plan (the “2016 Restructuring”) to reposition Energy Services’ upstream operations in California, right-size Corrosion Protection to compete more effectively and reduce corporate and other operating costs. See Note 16.
Infrastructure Solutions Segment (“Infrastructure Solutions”)
On February 18, 2016, the Company acquired Underground Solutions, Inc. and its subsidiary, Underground Solutions Technologies Group, Inc. (collectively, “Underground Solutions”). See Note 16.

In February 2015, the Company sold its wholly-owned subsidiary, Video Injection - Insituform SAS (“VII”), the Company’s French cured-in-place pipe (“CIPP”) contracting operation, to certain employees of VII. In connection with the sale, the Company entered into a five-year exclusive tube supply agreement whereby VII will purchase liners from Insituform Lining. VII will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period. The sale resulted in a loss of approximately $2.9 million that was recorded to other income (expense) in the Consolidated Statement of Operations during the first quarter of 2015.
In December 2014, the Company sold its wholly-owned subsidiary, Ka-te Insituform AG (“Ka-te”), to the Marco Daetwyler Gruppe AG, a Swiss company, for the sale price of CHF 1.1 million (approximately $1.1 million). In connection with the sale, the Company entered in to a five-year exclusive tube supply agreement whereby Ka-te will source liners from Insituform Linings Ltd. Ka-te will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period. The sale resulted in a loss of approximately $0.5 million that was recorded to other income (expense) in the Consolidated Statement of Operations during the fourth quarter of 2014.
On October 6, 2014, the Company’s board of directors approved a realignment and restructuring plan (the “2014 Restructuring”) which included the decision to exit Insituform’s contracting markets in France, Switzerland, India, Hong Kong, Malaysia and Singapore (see Note 3). The Company has substantially completed all of the aforementioned objectives related to the 2014 Restructuring. See further discussion in Note 2 as to the impact that the 2014 Restructuring had on the Europe and Asia-Pacific goodwill reporting units.
In June 2013, the Company sold its fifty percent (50%) interest in Insituform Rohrsanierungstechniken GmbH (“Insituform-Germany”) to Per Aarsleff A/S, a Danish company (“Aarsleff”). Insituform-Germany, a company that was jointly owned by Aegion and Aarsleff, is active in the business of no-dig pipe rehabilitation in Germany, Slovakia and Hungary. The sale price was €14 million, approximately $18.3 million. The sale resulted in a gain on the sale of approximately $11.3 million (net of $0.5 million of transaction expenses) recorded in other income (expense) on the consolidated statement of operations. In connection with the sale, Insituform-Germany also entered into a tube supply agreement with the Company whereby Insituform-Germany was obligated to purchase on an annual basis at least GBP 2.3 million, approximately $3.6 million, of felt cured-in-place pipe (“CIPP”) liners during the two-year period from June 26, 2013 to June 30, 2015. The parties did not renew the tube supply agreement upon expiration.
Corrosion Protection Segment (“Corrosion Protection”)
On February 1, 2016, the Company sold its fifty-one percent (51%) interest in its Canadian coating joint venture, Bayou Perma-Pipe Canada, Ltd. (“BPPC”) to its joint venture partner. See Note 16.
As part of the 2014 Restructuring, the Company made the decision to shutter two older and redundant fusion bonded epoxy coating plants and consolidate and terminate certain land leases at The Bayou Companies, LLC’s (“Bayou”) Louisiana facility. The actions taken to restructure Bayou’s Louisiana operations allow Bayou to cost effectively meet market demand, for both onshore and offshore projects, by optimizing pipe coating activities and reducing fixed costs. The repositioning of Bayou’s Louisiana facility will also include additional capital investments in the remaining coating facilities over the next two to three years to augment Bayou’s competitive position. See further discussion in Note 2 as to the impact that the 2014 Restructuring had on Bayou’s goodwill reporting unit.
On March 31, 2014, the Company sold its forty-nine percent (49%) interest in Bayou Coating, L.L.C. (“Bayou Coating”) to Stupp Brothers Inc. (“Stupp”), the holder of the remaining fifty-one percent (51%) interest in Bayou Coating. Stupp purchased the interest by exercising an existing option to acquire the Company’s interest in Bayou Coating at a purchase price equal to $9.1 million, which represented forty-nine percent (49%) of the book value of Bayou Coating as of December 31, 2013. Such book value was determined in accordance with the requirements of the joint venture agreement and was based on Bayou Coating’s federal information tax return for 2013 and approximated the Company’s book value of its investment in Bayou Coating as of December 31, 2013. The Company had previously received an indication from Stupp of its intent to exercise such option and, in the second quarter of 2013 in connection with such indication, the Company recognized a non-cash charge of $2.7 million ($1.8 million after tax) related to the goodwill allocated to the joint venture as part of the purchase price accounting associated with the 2009 acquisition of Bayou. The non-cash charge represented the Company’s then current estimate of the difference between the carrying value of the investment on the balance sheet and the amount the Company would receive in connection with the exercise. During the first quarter of 2014, the difference between the Company’s recorded gross equity in earnings of affiliated companies of $1.2 million and the final equity distribution settlement of $0.7 million resulted in a loss of $0.5 million that is recorded in other income (expense) on the consolidated statement of operations.
Prior to March 2014, the Company held a fifty-nine percent (59%) equity interest in Delta Double Jointing, LLC (“Bayou Delta”) through which the Company offers pipe jointing and other services for the steel-coated pipe industry. The remaining forty-one percent (41%) was held by Bayou Coating. On March 31, 2014, the Company acquired this forty-one percent (41%) interest from Bayou Coating by exercising its existing option at a purchase price equal to $0.6 million. As a result, Bayou Delta became a wholly owned subsidiary of the Company.

During the second quarter of 2013, the Company’s Board of Directors approved a plan of liquidation for its Bayou Welding Works (“BWW”) business in an effort to improve the Company’s overall financial performance and align the operations with its long-term strategic initiatives. BWW provided specialty welding and fabrication services from its facility in New Iberia, Louisiana. BWW ceased bidding new work and substantially completed all ongoing projects during the second quarter of 2013. As a result of the closure of BWW, the Company recognized a pre-tax, non-cash charge of $3.9 million ($2.4 million after tax) to reflect the impairment of goodwill and intangible assets. The Company also recognized additional pre-tax, non-cash impairment charges for equipment and other assets of $1.1 million ($0.7 million after tax), which also was recorded in the second quarter of 2013. The Company incurred cash charges to exit the business of approximately $0.1 million on a pre-tax and post-tax basis, which included property, equipment and vehicle lease termination and buyout costs, employee termination benefits and retention incentives, among other ancillary shut-down expenses. During the fourth quarter of 2014, the Company completed final liquidation of BWW. Included within the final liquidation was the settlement of outstanding receivables with a single customer associated with a large fabrication project. The Company also incurred cash charges of $1.4 million related to certain professional fees incurred during dissolution as well as in connection with the settlement discussed above. This resulted in a recorded pre-tax charge of approximately $6.0 million within discontinued operations in 2014.
Energy Services Segment (“Energy Services”)
On March 1, 2015, the Company acquired Schultz Mechanical Contractors, Inc. (“Schultz”), a California corporation, for a total purchase price of $7.7 million. Schultz primarily services customers in California and Arizona and is a provider of piping installations, concrete construction and excavation and trenching services to the upstream and downstream oil and gas markets. Schultz is part of the Company’s Energy Services reportable segment.
On July 1, 2013, the Company acquired Brinderson, L.P., a California limited partnership, General Energy Services, a California corporation, and Brinderson Constructors, Inc., a California corporation (collectively, “Brinderson”). The transaction purchase price was $150.0 million, which resulted in a cash purchase price at closing of $147.6 million after preliminary working capital adjustments and an adjustment to account for cash held in the business at closing. The transaction was funded by borrowings under the Company’s credit facility. During the fourth quarter of 2014, the Company finalized the settlement of negotiated working capital for the Brinderson acquisition as well as escrow claims made pursuant to the purchase agreement. As as a result of the settlement, the Company received proceeds of $5.5 million, $1.0 million of which was recorded as a purchase price adjustment related to working capital and the remaining $4.5 million was recorded as an offset to operating expense in the Consolidated Statement of Operations.
Purchase Price Accounting
The Company accounts for its acquisitions in accordance with FASB ASC 805, Business Combinations. The Company records definite-lived intangible assets at their determined fair value related to customer relationships, trade names and trademarks, patents and other acquired technologies. Acquisitions generally result in goodwill related to, among other things, synergies, acquired workforce, growth opportunities and market potential. The goodwill and definite-lived intangible assets associated with the Schultz and Brinderson acquisitions are deductible for tax purposes. During 2015, the Company substantially completed its accounting for Schultz. As the Company completes its final accounting for the Schultz acquisition, future adjustments related to working capital could occur. During 2014, certain pre-acquisition matters related to the acquisition of Brinderson were identified by the Company where a loss is both probable and reasonably estimable. Accordingly, the Company increased recorded goodwill by $14.5 million. During the fourth quarter of 2014, a final working capital settlement was reached and resulted in a $1.0 million reduction to the purchase price of Brinderson.
The Schultz and Brinderson acquisitions made the following contributions to the Company’s revenues and profits (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues	$339,305	$305,807	$108,233
Net income (loss) (1) (2)	(21,917)	13,310	4,838
_____________________

(1)	Net income includes an allocation of corporate expenses that is not necessarily an indication of the entity’s operations on a stand alone basis.

(2)	Net income for 2015 includes a pre-tax charge for goodwill impairment of $33.5 million ($25.7 million after tax). See Note 2.

The following unaudited pro forma summary presents combined information of the Company as if the Schultz and Brinderson acquisitions had occurred at the beginning of the year preceding their acquisitions (in thousands):

	Years Ended December 31,
	2014	2013
Revenues	$1,339,147	$1,199,653
Net income (loss) (1)	(35,304)	50,384
_____________________

(1)	Includes pro-forma adjustments for purchase price depreciation and amortization as if those intangibles were recorded as of January 1 of the year preceding the respective acquisition date.
Total cash consideration recorded to acquire Schultz was $6.7 million, which was funded by the Company’s cash reserves. The cash consideration included the purchase price paid at closing of $7.1 million less working capital adjustments of $0.4 million. The total purchase price was $7.7 million, which represented the cash consideration of $6.7 million plus $1.0 million of deferred contingent consideration.
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
The following table summarizes the fair value of identified assets and liabilities of the Schultz and Brinderson acquisitions at their acquisition dates (in thousands):

	Schultz	Brinderson
Cash	$—	$3,842
Receivables and cost and estimated earnings in excess of billings	1,086	28,353
Prepaid expenses and other current assets	19	655
Property, plant and equipment	162	6,848
Identified intangible assets	3,060	60,210
Other assets	—	1,071
Accounts payable, accrued expenses and billings in excess of cost and estimated earnings	(663)	(30,622)
Total identifiable net assets	$3,664	$70,357

Total consideration recorded	$7,662	$146,605
Less: total identifiable net assets	3,664	70,357
Final purchase price goodwill	$3,998	$76,248
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
Foreign Currency Translation
Net foreign exchange transaction gains (losses) of $(0.1) million, $(0.6) million and $(2.4) million for 2015, 2014 and 2013, respectively, are included in other income (expense) in the Consolidated Statements of Operations.
For the Company’s international subsidiaries, the local currency is generally the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while revenues and expenses are translated into U.S. dollars using average exchange rates. The cumulative translation adjustment resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive income (loss) in total stockholders’ equity. Net foreign exchange transaction gains (losses) are included in other income (expense) in the Consolidated Statements of Operations. Due to the strengthening of the U.S. Dollar, there was a substantial decrease with respect to certain functional currencies and their relation to the U.S. Dollar during the latter half of 2014 and throughout 2015, most notably the Canadian dollar, Australian dollar, British pound and euro.
The Company’s accumulated other comprehensive loss is comprised of three main components: (i) currency translation; (ii) derivatives; and (iii) gains and losses associated with the Company’s defined benefit plan in the United Kingdom.
As of December 31, 2015 and 2014, the Company had $(47.7) million and $(23.4) million, respectively, related to currency translation adjustments, $(0.2) million and $(0.7) million, respectively, related to derivative transactions and $0.4 million and $(0.5) million, respectively, related to pension activity in accumulated other comprehensive loss.
Research and Development
The Company expenses research and development costs as incurred. Research and development costs of $2.8 million, $2.6 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, are included in operating expenses in the accompanying consolidated statements of income.
Taxation
The Company provides for estimated income taxes payable or refundable on current year income tax returns as well as the estimated future tax effects attributable to temporary differences and carryforwards, based upon enacted tax laws and tax rates, and in accordance with FASB ASC 740, Income Taxes (“FASB ASC 740”). FASB ASC 740 also requires that a valuation allowance be recorded against any deferred tax assets that are not likely to be realized in the future. The determination is based on the Company’s ability to generate future taxable income and, at times, is dependent on its ability to implement strategic tax initiatives to ensure full utilization of recorded deferred tax assets. Should the Company not be able to implement the necessary tax strategies, it may need to record valuation allowances for certain deferred tax assets, including those related to foreign income tax benefits. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowances recorded against net deferred tax assets.
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
The Company recognizes tax liabilities in accordance with FASB ASC 740 and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. While the Company believes the resulting tax balances as of December 31, 2015 and 2014 were appropriately accounted for in accordance with FASB ASC 740, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to the consolidated financial statements and such adjustments could be material.
Refer to Note 10 for additional information regarding taxes on income.
Equity-Based Compensation
The Company records expense for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options and stock units based on the fair value recognition provisions contained in FASB ASC 718, Compensation – Stock Compensation (“FASB ASC 718”). Expense is recorded on a straight-line basis over the vesting period of the award. The fair value of stock option awards is determined using an option pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for valuation of stock option awards. Volatility and expected term assumptions are based on the Company’s historical experience. The risk-free rate is based on a U.S. Treasury note with a maturity similar to the option award’s expected term. The fair value of restricted stock, restricted stock unit and deferred stock unit awards is determined using the Company’s closing stock price on the award date. The Company makes forfeiture rate assumptions in connection with the valuation of restricted stock and restricted stock unit awards that could be different than actual experience. As a general rule, all shares of restricted stock and restricted stock units are subject to service restrictions. Additionally, the Company awards certain performance-based stock unit awards for a number of its key employees. These awards are subject to performance and service restrictions, and contain cumulative financial targets for a designated performance period. These awards have a threshold, target and maximum amount of shares that could be awarded based on the Company’s cumulative financial results. Discussion of the Company’s application of FASB ASC 718 is described in Note 9.
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
Earnings per Share
Earnings per share have been calculated using the following share information:

	Years Ended December 31,
	2015	2014	2013
Weighted average number of common shares used for basic EPS	36,554,437	37,651,492	38,692,658
Effect of dilutive stock options and restricted and deferred stock unit awards	—	—	389,684
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	36,554,437	37,651,492	39,082,342
The Company excluded 324,804 and 318,059 stock options and restricted and deferred stock units in 2015 and 2014, respectively, from the diluted earnings per share calculation for the Company’s common stock because of the reported net loss for the period. The Company excluded 164,014, 164,014 and 318,026 stock options in 2015, 2014 and 2013, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.
Classification of Current Assets and Current Liabilities
The Company includes in current assets and current liabilities certain amounts realizable and payable under construction contracts that may extend beyond one year. The construction periods on projects undertaken by the Company generally range from less than one month to 24 months.
At December 31, 2015, the Company’s balance in billings in excess of costs and estimated earnings was $87.5 million, which increased $44.5 million from December 31, 2014 primarily due to the timing of billing and advance deposits received on certain coatings projects at our Bayou Louisiana facility. Correspondingly, the Company’s balance in prepaid expenses and other current assets was $67.0 million at December 31, 2015, an increase of $25.0 million from December 31, 2014, due primarily to the timing of advance deposits paid to suppliers on those same projects.
Cash, Cash Equivalents and Restricted Cash
The Company classifies highly liquid investments with original maturities of 90 days or less as cash equivalents. Recorded book values are reasonable estimates of fair value for cash and cash equivalents. Restricted cash primarily consists of funds reserved for legal requirements, payments from certain customers placed in escrow in lieu of retention in case of potential issues regarding future job performance by the Company, or advance customer payments and compensating balances for bank undertakings in Europe. Restricted cash related to operations is similar to retainage, and is therefore classified as a current asset, consistent with the Company’s policy on retainage. Changes in restricted cash flows are reported in the consolidated statements of cash flows based on the nature of the restriction.
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
Retainage
Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of revenue earned by the Company but held for payment by the customer pending satisfactory completion of the project. The Company generally invoices its customers periodically as work is completed. Under ordinary circumstances, collection from municipalities is made within 60 to 90 days of billing. In most cases, 5% to 15% of the contract value is withheld by the municipal owner pending satisfactory completion of the project. Collections from other customers are generally made within 30 to 45 days of billing. Unless reserved, the Company believes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract. Retainage is generally collected within one year of the completion of a contract, although collection can extend beyond one year from time to time. As of December 31, 2015, retainage receivables aged greater than 365 days approximated 10% of the total retainage balance and collectibility was assessed as described in the allowance for doubtful accounts section below.
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
Long-Lived Assets
Property, plant and equipment and other identified intangibles (primarily customer relationships, patents and acquired technologies, trademarks, licenses and non-compete agreements) are recorded at cost, net of accumulated depreciation and impairment, and, except for goodwill and certain trademarks, are depreciated or amortized on a straight-line basis over their estimated useful lives. Changes in circumstances such as technological advances, changes to the Company’s business model or changes in the Company’s capital strategy can result in the actual useful lives differing from the Company’s estimates. During 2015, no such changes were noted. If the Company determines that the useful life of its property, plant and equipment or its identified intangible assets should be changed, the Company would depreciate or amortize the net book value in excess of the salvage value over its revised remaining useful life, thereby increasing or decreasing depreciation or amortization expense.

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
Impairment Reviews - 2015
As a result of the annual impairment assessment in accordance with FASB ASC 350, Intangibles - Goodwill and Other (“FASB ASC 350”) as of October 1, 2015, the CRTS reporting unit had a fair value below its carrying value, which caused the Company to review the financial performance of at risk asset groups within that reporting unit in accordance with FASB ASC 360, Property, Plant and Equipment (“FASB ASC 360”). The results of CRTS are reported within the Corrosion Protection reportable segment.
In response to contract losses in the Central California upstream energy market during the fourth quarter of 2015 and the Company’s subsequent decision to reduce exposure to the upstream market, the Company performed a market assessment of its energy-related businesses and concluded that sustained low oil prices will continue to create market challenges for the foreseeable future, including a continued reduction in spending by certain of its customers in 2016. The loss of the contracts, coupled with the decision to downsize, caused the Company to review the financial performance of at risk asset groups within the reporting unit. The results of Energy Services are reported within the Energy Services reportable segment.
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
Impairment Review - September 30, 2014
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
The Company performed an asset impairment review as of September 30, 2014 for all of its at risk asset groups within each of the affected reporting units in accordance with FASB ASC 360. The Company also engaged a third-party valuation firm to assist in determining the fair value of long-lived assets at these at risk asset groups. Based upon the results of the analysis, the at risk asset groups with a fair value less than the carrying value of their respective assets included Bayou and Bayou Delta of the Bayou Reporting Unit; France of the Europe reporting unit; and Malaysia and India of the Asia-Pacific reporting unit. Accordingly, the Company recorded a total impairment charge of $11.9 million in the third quarter of 2014, which consisted of $10.9 million related to Bayou, $0.4 million related to Bayou Delta, $0.2 million related to France, $0.3 million related to Malaysia and $0.1 million related to India. The impairment charge was primarily recorded to cost of revenues in the Consolidated Statements of Operations.
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
Impairment Review - December 31, 2014
During the fourth quarter of 2014, certain reporting units operating in the energy sector experienced customer-driven delays, work order cancellations, and canceled sales opportunities as a result of declining crude oil prices since October 2014. As a result, the Company evaluated the long-lived assets of its operations affected by these circumstances and performed an asset impairment review as of December 31, 2014 for all of its at risk asset groups within the CRTS and Bayou reporting units. The results of these reporting units and their related asset groups are reported within the Corrosion Protection reportable segment. Based on the internal projections, the Company determined that the undiscounted expected future cash flows for all of the identified at risk asset groups exceeded the carrying value of the assets, and as such, no impairment to recorded long-lived assets was required.
The fair value estimates described above were determined using observable inputs and significant unobservable inputs, which are based on level 3 inputs as defined in Note 12.
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
Annual Impairment Assessment - October 1, 2015
The Company had nine reporting units for purposes of assessing goodwill at October 1, 2015 as follows: North American Rehabilitation, Europe, Asia-Pacific, United Pipeline Systems, Bayou, Corrpro, CRTS, Fyfe and Energy Services. During 2015, the Company acquired Schultz (see Note 1) and, for goodwill testing purposes, integrated Schultz into the previous Brinderson reporting unit to form the Energy Services reporting unit.
Significant assumptions used in the Company’s October 2015 goodwill review included: (i) discount rates ranging from 12.5% to 15.0%; (ii) annual revenue growth rates generally ranging from 1% to 15%; (iii) gross margin declines in the short term related to certain reporting units in the energy sector, but sustained or slightly increased gross margins long term; (iv) peer group EBITDA multiples; and (v) terminal values for each reporting unit using a long-term growth rate of 1.0% to3.5%. If actual results differ from estimates used in these calculations, the Company could incur future impairment charges.
During the Company’s assessment of its reporting units’ fair values in relation to their respective carrying values, three reporting units had a fair value in excess of 30% of their carrying value, four reporting units had a fair value in excess of 10%, but below 30% of their carrying value, one reporting unit had a fair value within 10% percent of its carrying value, and one had a fair value below its carrying value. The reporting unit with a fair value within 10% of its carrying value was the Energy Services reporting unit. The one reporting unit with a fair value below its carrying value was the CRTS reporting unit. The total value of goodwill recorded at the impairment testing date for the Energy Services and CRTS reporting units was $80.2 million and $14.4 million, respectively.
For the Energy Services reporting unit, excess fair value in relation to its carrying value was 7.5%. The values derived from both the income approach and the market approach decreased from the October 1, 2014 annual goodwill impairment analysis, and the fair value in relation to its carrying value declined from the prior year due to softening in the upstream energy markets in Central California. While activity in California’s downstream markets remains robust, the upstream market has experienced reduced spending by certain of the Company’s customers in 2015. The fair value for Energy Services decreased $7.7 million, or 4.1%, from the prior year analysis. The 2015 analysis assumed a weighted average cost of capital of 13.5%, compared 14.0% in 2014, and a long-term growth rate of 2.0%, which is consistent with the October 1, 2014 review. The income approach analysis also included an annual revenue growth rate of approximately 3.3%, which is lower than the prior year analysis; and gross margins were decreased slightly in the short term due to the softness in the upstream energy markets. See below for the trigger-based impairment review conducted as of December 31, 2015.
For the CRTS reporting unit, fair value in relation to its carrying value was negative 30.0%. The values derived from both the income approach and the market approach decreased from the December 31, 2014 impairment review (see below), and the fair value in relation to its carrying value declined from the prior year due to continued current uncertainty in the upstream oil markets, which caused customer-driven delays in the more profitable international offshore pipeline market and delayed or canceled sales opportunities in certain North American markets. CRTS secured sizable project wins during 2014 and 2015; however, most were situated in international onshore and mining markets, which typically offer lower margin profiles. Management expects this trend to continue into the foreseeable future. The fair value for CRTS decreased $10.0 million, or 21.8%, from the prior year analysis. The impairment analysis assumed a weighted average cost of capital of 13.5% and a long-term growth rate of 3.0%. The income approach analysis also included an annual revenue growth rate of approximately 0.5%, which is lower than the 3.8% growth rate assumed in the previous analysis. As a result of failing Step 1, the Company performed Step 2 procedures, which compares the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill for a reporting unit, the Company assigns the fair value (as determined in Step 1) to the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. Any excess of the carrying value of goodwill of the reporting unit over its implied fair value is recorded as impairment. Based on this analysis, the Company determined that recorded goodwill at CRTS was impaired by $10.0 million, which was recorded to “Goodwill impairment” in the Consolidated Statement of Operations in the fourth quarter of 2015. As of December 31, 2015, the Company had remaining CRTS goodwill of $4.4 million. Projected cash flows were based, in part, on maintaining a presence in the higher-margin, international offshore pipeline market and the Company’s ability to expand its technology to other applications. If these assumptions do not materialize in a manner consistent with the Company’s expectations, there is risk of impairment to recorded goodwill.
Impairment Review - December 31, 2015
In response to contract losses in the Central California upstream energy market during the fourth quarter of 2015 and the Company’s subsequent decision to reduce exposure to the upstream market, the Company performed a market assessment of its energy-related businesses and concluded that sustained low oil prices will continue to create market challenges for the foreseeable future, including a continued reduction in spending by certain of its customers in 2016. The loss of the contracts, coupled with the decision to downsize, caused the Company to review the goodwill of its operations affected by these circumstances and determined that a triggering event had occurred. As such, the Company performed an interim goodwill impairment review for its Energy Services reporting unit as of December 31, 2015. In accordance with the provisions of FASB ASC 350, the Company determined the fair value of the affected reporting unit and it was found to be less than the carrying value.
For the Energy Services reporting unit, fair value in relation to its carrying value was negative 27.6%. The values derived from the income approach and the market approach decreased 29.0% and 27.6%, respectively, from the October 1, 2015 goodwill impairment analysis. The Company’s expected future cash flows in 2016 and beyond were lowered primarily due to the loss of two key contracts in the Central California upstream energy market in the fourth quarter of 2015. The impairment analysis assumed a weighted average cost of capital of 13.0%, compared 13.5% in the October 1, 2015 review, and a long-term growth rate of 2.0%, which is consistent with the October 1, 2015 review. The income approach analysis included a year 1 decrease in revenue of approximately $90 million and an annual revenue growth rate thereafter of approximately 2.6%, which was slightly lower than the 3.3% annual growth in the previous analysis. Average gross margins were generally consistent between the two analyses; however, operating expenses declined in a manner consistent with revenues as a result of the benefits achieved from the 2016 Restructuring. As a result of failing Step 1, the Company performed Step 2 procedures, which compares the carrying value of goodwill to its implied fair value. In estimating the implied fair value of goodwill for a reporting unit, the Company assigns the fair value (as determined in Step1) to the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. Any excess of the carrying value of goodwill of the reporting unit over its implied fair value is recorded as impairment. Based on this analysis, the Company determined that recorded goodwill at Energy Services was impaired by $33.5 million, which was recorded to “Goodwill impairment” in the Consolidated Statement of Operations in the fourth quarter of 2015. As of December 31, 2015, the Company had remaining Energy Services goodwill of $46.7 million. Projected cash flows were based on maintaining a smaller but profitable presence in the upstream energy market and continued strength in the Central California downstream energy market. Also included in the projected cash flows were certain cost savings expected to be achieved through the 2016 Restructuring. If these assumptions do not materialize in a manner consistent with the Company’s expectations, there is risk of impairment to recorded goodwill.
Impairment Review - September 30, 2014
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
Annual Impairment Assessment - October 1, 2014
As a result of the annual impairment assessment in accordance with FASB ASC 350, the Fyfe reporting unit had a fair value less than its carrying value. Longer-term expectations for the Fyfe businesses, primarily in North America, were lowered in 2014 because investments in operational leadership and business development yielded slower than expected growth. In previous years, the Company expected bidding activity would increase in 2014 and result in new contract wins that would commence in 2014 and 2015. While stability was restored and improvements were made in 2014, the ability to sustain new order intake and improve gross profits did not materialize as rapidly as expected. As a result of failing Step 1, the Company performed Step 2 procedures, which compares the carrying value of goodwill to its implied fair value. Based on this analysis, the Company determined that recorded goodwill at Fyfe was impaired by $16.1 million, which was recorded to “Goodwill impairment” in the Consolidated Statement of Operations in the fourth quarter of 2014. As of December 31, 2014, the Company had remaining Fyfe goodwill of $50.2 million. Future cash flows included increased revenue projections related to growth in the pipeline market, specifically industrial and municipal pipelines. Delays in those growth projections could have a material negative affect on Fyfe’s projected long-term cash flows. Also included in the projected cash flows were certain cost savings expected to be achieved through the 2014 Restructuring. If any of these assumptions do not materialize in a manner consistent with the Company’s expectations, there is risk of impairment to recorded goodwill.
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
For the Bayou reporting unit, uncertainty in the upstream oil markets, which caused work order cancellations and canceled sales opportunities in North America for the Bayou Canada and CCSI asset groups, affected the Company’s expected future cash flows in 2015 and 2016. As a result of failing Step 1, the Company performed Step 2 procedures, which compares the carrying value of goodwill to its implied fair value. Based on this analysis, the Company determined that Bayou’s goodwill was fully impaired, and as such, recorded a $29.7 million charge to “Goodwill impairment” in the Consolidated Statement of Operations in 2014. As of December 31, 2014, there was no recorded goodwill at Bayou.
For the CRTS reporting unit, expected future cash flows were impacted by the uncertainty in the upstream oil markets, which caused customer-driven delays in the more profitable international offshore pipeline market and delayed or canceled sales opportunities in certain North American markets. As a result of failing Step 1, the Company performed Step 2 procedures, which compares the carrying value of goodwill to its implied fair value. Based on this analysis, the Company determined that recorded goodwill at CRTS was impaired by $5.7 million, which was recorded to “Goodwill impairment” in the Consolidated Statement of Operations in 2014. As of December 31, 2014, the Company had remaining CRTS goodwill of $14.4 million. See subsequent impairment review performed as of October 1, 2015 above.
Investments in Affiliated Companies
On March 31, 2014, the Company sold its forty-nine percent (49%) interest in Bayou Coating to Stupp, the holder of the remaining fifty-one percent (51%) interest in Bayou Coating. Stupp purchased the interest by exercising an existing option to acquire the Company’s interest in Bayou Coating at a purchase price equal to $9.1 million. The Company had previously received an indication from Stupp of its intent to exercise such option and, in the second quarter of 2013 in connection with such indication, the Company recognized a non-cash charge of $2.7 million ($1.8 million after tax) related to the goodwill allocated to the joint venture as part of the purchase price accounting associated with the 2009 acquisition of Bayou. The non-cash charge represented the Company’s then current estimate of the difference between the carrying value of the investment on the balance sheet and the amount the Company would receive in connection with the exercise. During the first quarter of 2014, the difference between the Company’s recorded gross equity in earnings of affiliated companies of $1.2 million and the final equity distribution settlement of $0.7 million resulted in a loss of $0.5 million that is recorded in other income (expense) on the consolidated statement of operations.
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
In June 2013, the Company sold its fifty percent (50%) interest in Insituform-Germany to Aarsleff. Insituform-Germany, a company that was jointly owned by Aegion and Aarsleff, is active in the business of no-dig pipe rehabilitation in Germany, Slovakia and Hungary. The sale price was €14 million, approximately $18.3 million. The sale resulted in a gain on the sale of approximately $11.3 million (net of $0.5 million of transaction expenses) recorded in other income (expense) on the consolidated statement of operations. In connection with the sale, Insituform-Germany also entered into a tube supply agreement with the Company whereby Insituform-Germany was obligated to purchase on an annual basis at least GBP 2.3 million, approximately $3.6 million, of felt cured-in-place pipe (“CIPP”) liners during the two-year period from June 26, 2013 to June 30, 2015. The parties did not renew the tube supply agreement upon expiration.
Investments in entities in which the Company does not have control or is not the primary beneficiary of a variable interest entity, and for which the Company has 20% to 50% ownership or has the ability to exert significant influence, are accounted for by the equity method. At December 31, 2015 and 2014, the Company did not own any investments in affiliated companies.
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
The Company did not maintain any investments in affiliated companies during the year ended December 31, 2015.

The Company’s equity in earnings of affiliated companies for all periods presented below includes acquisition-related depreciation and amortization expense and is net of income taxes associated with these earnings. Financial data for investments in affiliated companies are summarized in the following table (in thousands):

	Years Ended December 31,
Income statement data	2014(1)	2013(2)
Revenue	$9,088	$89,157
Gross profit	3,489	27,336
Net income	2,413	17,946
Equity in earnings of affiliated companies	570	5,159
_____________________
(1)    Includes the results of Bayou Coating through the date of its sale in March 2014.
(2)    Includes the results of Insituform-Germany through the date of its sale in June 2013.
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

Based on its evaluation of the above factors and judgments, as of December 31, 2015, the Company consolidated any VIEs in which it was the primary beneficiary.
Financial data for consolidated variable interest entities are summarized in the following tables (in thousands):

	December 31,
Balance sheet data	2015 (1)	2014
Current assets	$60,730	$57,046
Non-current assets	26,316	43,165
Current liabilities	24,784	22,525
Non-current liabilities	25,728	36,155

(1)	Amounts include $21.1 million of current assets and $7.0 million of current liabilities classified as held for sale. See Note 5.

	Years Ended December 31,
Income statement data	2015	2014	2013
Revenue	$77,361	$84,968	$85,908
Gross profit	11,325	14,306	12,998
Net income	321	2,413	1,892
The Company’s non-consolidated variable interest entities are accounted for using the equity method of accounting and discussed further under “Investments in Affiliated Companies” above.
Newly Issued Accounting Pronouncements
In February 2016, the FASB issued guidance that requires lessees to present right-of-use assets and lease liabilities on the balance sheet. The standard is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect the guidance will have on its financial condition and results of operations.
In November 2015, the FASB issued guidance that requires all deferred tax assets and liabilities, along with any related valuation allowance, to be presented as non-current within the Consolidated Balance Sheet. It is effective for annual reporting periods beginning after December 15, 2016, but early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s presentation of its financial condition.
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

3.    RESTRUCTURING
2016 Restructuring
On January 4, 2016, the Company’s board of directors approved the 2016 Restructuring to reposition Energy Services’ upstream operations in California, right-size Corrosion Protection to compete more effectively and reduce corporate and other operating costs. See further discussion in Note 16.
2014 Restructuring
On October 6, 2014, the Company’s board of directors approved the 2014 Restructuring to improve gross margins and profitability over the long term by exiting low-return businesses and reducing the size and cost of the Company’s overhead structure.
The 2014 Restructuring generated annual operating cost savings of approximately $10.8 million, which was in-line with the Company’s initial estimate, and consisted of approximately $8.4 million and $2.4 million of recognized savings within Infrastructure Solutions and Corrosion Protection, respectively. The Company achieved these cost savings by (i) exiting certain unprofitable international locations for the Company’s Insituform business and consolidating the Company’s worldwide Fyfe business with the Company’s global Insituform business, all of which is in Infrastructure Solutions; and (ii) eliminating certain idle facilities in the Company’s Bayou pipe coating operation in Louisiana, which is in Corrosion Protection.
The Company has substantially completed all of the aforementioned objectives related to the 2014 Restructuring. Headcount reductions associated with the 2014 Restructuring totaled 86 as of December 31, 2015. Remaining headcount reductions and cash costs related to the 2014 Restructuring are not expected to be material.
Total pre-tax restructuring charges since inception were $60.5 million ($44.9 million after tax) and consisted of non-cash charges totaling $48.6 million and cash charges totaling $11.9 million. The non-cash charges of $48.6 million included (i) $22.2 million related to the impairment of certain long-lived assets and definite-lived intangible assets for Bayou’s pipe coating operation in Louisiana, which is reported in Corrosion Protection, and (ii) $26.4 million related to impairment of definite-lived intangible assets, allowances for accounts receivable, write-off of certain other current assets and long-lived assets, inventory obsolescence, as well as losses related to the sales of the Company’s CIPP contracting operations in France and Switzerland, which are reported in Infrastructure Solutions. Cash charges totaling $11.9 million included employee severance, retention, extension of benefits, employment assistance programs and other costs associated with the restructuring of Insituform’s European and Asia-Pacific operations and Fyfe’s worldwide business.
While estimated remaining cash costs to be incurred in 2016 for the 2014 Restructuring are not expected to be material, the Company expects to incur additional non-cash charges in 2016, primarily related to the potential release of cumulative currency translation adjustments resulting from the disposal of certain entities as well as the foreign currency impact from settlement of inter-company loans.
The Company recorded pre-tax expenses of $11.0 million and $49.5 million in 2015 and 2014, respectively, related to the 2014 Restructuring as follows (in thousands):

	Years Ended December 31,
	2015			2014
	Infrastructure Solutions	Corrosion Protection	Total	Infrastructure Solutions	Corrosion Protection	Total
Severance and benefit related costs	$801	$—	$801	$687	$—	$687
Lease termination costs	167	—	167	—	—	—
Allowances for doubtful accounts	1,186	—	1,186	11,947	—	11,947
Inventory obsolescence	—	—	—	2,746	—	2,746
Fixed asset impairment	—	—	—	533	11,338	11,871
Definite-lived intangible asset impairment	—	—	—	—	10,896	10,896
Other asset write-offs	1,880	—	1,880	5,013	—	5,013
Other restructuring costs (1)	6,946	—	6,946	6,358	—	6,358
Total pre-tax restructuring charges	$10,980	$—	$10,980	$27,284	$22,234	$49,518
__________________________

(1)
Includes charges related to the losses on the sales of the CIPP contracting operations in France in February 2015 and Switzerland in December 2014, including the release of cumulative currency translation adjustments resulting from those sales. Also includes the write-off of certain other current assets and long-lived assets, professional fees and certain other restructuring charges.

Restructuring costs of $1.0 million and $0.7 million in 2015 and 2014, respectively, are reported on a separate line in the Consolidated Statements of Operations in accordance with FASB ASC 420, Exit or Disposal Cost Obligations, and relate to severance, related termination benefit costs and lease termination costs.

The following table summarizes all restructuring charges recognized in 2015 and 2014, as presented in their affected line in the Consolidated Statements of Operations:

	Years Ended December 31,
	2015			2014
	Other Non-Cash Restructuring Charges (1)	Cash Restructuring Charges (Reversals)(3)	Total	Other Non-Cash Restructuring Charges (2)	Cash Restructuring Charges(3)	Total
Cost of revenues	$1,620	$1,097	$2,717	$14,610	$1,076	$15,686
Operating expenses	25	4,362	4,387	17,579	2,976	20,555
Definite-lived intangible asset impairment	—	—	—	10,896	—	10,896
Restructuring charges	—	968	968	—	687	687
Other expense	3,035	(127)	2,908	790	904	1,694
Total pre-tax restructuring charges	$4,680	$6,300	$10,980	$43,875	$5,643	$49,518
__________________________

(1)
The non-cash charges for the year ended December 31, 2015 are comprised solely of Infrastructure Solutions charges related to the loss on sale of the CIPP contracting operation in France, including the release of cumulative currency translation adjustments, write-off of certain other current assets and long-lived assets as well as the reversal of a legal accrual.

(2)
The non-cash charges for the year ended December 31, 2014 are comprised of Corrosion Protection charges of $10.9 million related to definite lived intangible asset impairment and $11.3 million related to fixed asset impairment, and Infrastructure Solutions charges of $21.7 million related to inventory obsolescence, impairment definite-lived intangible assets, allowances for accounts receivable, write-off of certain other current assets and long-lived assets, loss on the sale of the CIPP contracting operation in Switzerland, including the release of cumulative currency translation adjustments, as well as a legal accrual related to disputed work performed by our European and Asia-Pacific operations.

(3)	Cash charges consist of charges incurred during the period that will be settled in cash, either during the current period or future periods.
The following tables summarize the 2014 Restructuring activity during 2015 and 2014 (in thousands):

	Reserves at December 31, 2014	2015 Charge to Income	Foreign Currency Translation	Utilized in 2015		Reserves at December 31, 2015
				Cash(1)	Non-Cash
Severance and benefit related costs	$466	$801	$(7)	$1,260	$—	$—
Lease termination expenses	—	167	(2)	165	—	—
Allowances for doubtful accounts	11,464	1,186	(401)	—	5,644	6,605
Other asset write-offs	—	1,880	—	—	1,880	—
Other restructuring costs	2,496	6,946	(87)	4,828	3,559	968
Total pre-tax restructuring charges	$14,426	$10,980	$(497)	$6,253	$11,083	$7,573
__________________________

(1)	Refers to cash utilized to settle charges, either those reserved at December 31, 2014 or charged to income during 2015.

	2014 Charge to Income	Utilized in 2014		Reserves at December 31, 2014
		Cash(1)	Non-Cash
Severance and benefit related costs	$687	$221	$—	$466
Allowances for doubtful accounts	11,947	—	483	11,464
Inventory obsolescence	2,746	—	2,746	—
Fixed asset impairment	11,871	—	11,871	—
Definite-lived intangible asset impairment	10,896	—	10,896	—
Other asset write-offs	5,013	—	5,013	—
Other restructuring costs	6,358	3,862	—	2,496
Total pre-tax restructuring charges	$49,518	$4,083	$31,009	$14,426
__________________________

(1)	Refers to cash utilized to settle charges that were charged to income during 2014.

4.    SUPPLEMENTAL BALANCE SHEET INFORMATION
Allowance for Doubtful Accounts
Activity in the allowance for doubtful accounts is summarized as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance, at beginning of year	$19,307	$3,441	$2,953
Bad debt expense (1)(2)	6,369	21,911	1,043
Write-offs and adjustments (1)(2)	(11,152)	(6,045)	(555)
Balance, at end of year (3)	$14,524	$19,307	$3,441
__________________________

(1)
The Company recorded bad debt expense of $1.2 million and $11.9 million in 2015 and 2014, respectively, as part of the 2014 Restructuring (see Note 3) and was primarily due to the exiting of certain low-return businesses mainly in foreign locations.

(2)	The Company recorded bad debt expense of $2.9 million in 2015 related to long-dated receivables within the Corrosion Protection segment.

(3)	December 31, 2015 and 2014 balances include $7.5 million related to long-dated receivables, some of which were in litigation or dispute, within the Infrastructure Solutions segment.
Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consisted of the following (in thousands):

	December 31,
	2015	2014
Costs incurred on uncompleted contracts	$818,008	$795,139
Estimated earnings to date	159,321	158,982
Subtotal	977,329	954,121
Less – billings to date	(975,663)	(903,098)
Total	$1,666	$51,023
Included in the accompanying balance sheets:
Costs and estimated earnings in excess of billings	89,141	94,045
Billings in excess of costs and estimated earnings	(87,475)	(43,022)
Total	$1,666	$51,023
Costs and estimated earnings in excess of billings represent work performed that could not be billed either due to contract stipulations or the required contractual documentation has not been finalized. Substantially all unbilled amounts are expected to be billed and collected within one year.
Inventories
Inventories are summarized as follows (in thousands):

	December 31,
	2015	2014
Raw materials and supplies	$23,467	$22,807
Work-in-process	3,612	13,179
Finished products	6,789	9,692
Construction materials	13,911	13,514
Total	$47,779	$59,192

Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Estimated Useful Lives (Years)			December 31,
				2015	2014
Land and land improvements				$10,348	$12,021
Buildings and improvements	5	—	40	55,981	62,548
Machinery and equipment	4	—	10	173,898	185,003
Furniture and fixtures	3	—	10	30,048	27,115
Autos and trucks	3	—	10	50,200	51,635
Construction in progress				11,661	15,400
Subtotal				332,136	353,722
Less – Accumulated depreciation				(187,303)	(185,509)
Total				$144,833	$168,213
Depreciation expense was $30.6 million, $30.2 million and $28.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2015	2014
Vendor and other accrued expenses	$56,570	$49,499
Estimated casualty and healthcare liabilities	15,255	17,780
Job costs	12,403	13,718
Accrued compensation	22,184	21,033
Income tax payable and deferred income taxes	6,539	9,587
Total	$112,951	$111,617

5.    ASSETS HELD FOR SALE
On December 31, 2015, the Company entered into a definitive agreement to sell its 51% interest in BPPC, a pipe coatings company in Western Canada, to its joint venture partner MFRI, Inc. The transaction closed effective February 1, 2016. BPPC was classified as held-for-sale at December 31, 2015. As a result of the sale, the Company recognized a pre-tax, non-cash charge of approximately $0.6 million at December 31, 2015 to reflect the expected loss on the sale of the business. This loss was derived primarily from the release of cumulative currency translation adjustments and was recorded to other income (expense) in the Consolidated Statement of Operations. See Note 16 for further discussion of this sale.

The following table provides the components of assets and liabilities held for sale (in thousands):

December 31, 2015
Assets held for sale:
Total current assets	$8,559
Property, plant & equipment, less accumulated depreciation	12,501
Total assets held for sale	$21,060

Liabilities held for sale:
Total current liabilities	$944
Debt	1,924
Deferred income tax liabilities	1,473
Other liabilities	2,620
Total liabilities held for sale	$6,961

Non-controlling interests	$7,142

6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at January 1, 2015 and December 31, 2015 (in millions):

	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Balance, January 1, 2015
Goodwill, gross	$193,344	$74,943	$76,248	$344,535
Accumulated impairment losses	(16,069)	(35,443)	—	(51,512)
Goodwill, net	177,275	39,500	76,248	293,023
Acquisitions (1)	—	—	3,998	3,998
Impairments (2)	—	(9,957)	(33,527)	(43,484)
Foreign currency translation	(2,819)	(1,598)	—	(4,417)
Balance, December 31, 2015
Goodwill, gross	190,525	73,345	80,246	344,116
Accumulated impairment losses	(16,069)	(45,400)	(33,527)	(94,996)
Goodwill, net	$174,456	$27,945	$46,719	$249,120
__________________________

(1)	During the first and second quarters of 2015, the Company recorded goodwill of $3.6 million and $0.4 million, respectively, related to the acquisition of Schultz (see Note 1).

(2)
During the fourth quarter of 2015, the Company recorded a goodwill impairment to its CRTS reporting unit of $10.0 million, which is included in the Corrosion Protection reportable segment, and a goodwill impairment to its Energy Services reporting unit of $33.5 million (see Note 2).

Intangible Assets
Intangible assets were as follows (in thousands):

	December 31, 2015				December 31, 2014
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	4.3	$3,893	$(3,275)	$618	$3,908	$(3,131)	$777
Backlog (1)	0.0	—	—	—	4,731	(4,731)	—
Leases	11.4	2,065	(764)	1,301	2,067	(623)	1,444
Trademarks (2)	15.0	22,519	(6,262)	16,257	21,722	(5,199)	16,523
Non-competes (2)	2.4	1,210	(945)	265	1,140	(839)	301
Customer relationships (2)	12.8	164,779	(41,967)	122,812	163,386	(32,196)	131,190
Patents and acquired technology	14.0	55,260	(22,395)	32,865	54,090	(22,052)	32,038
		$249,726	$(75,608)	$174,118	$251,044	$(68,771)	$182,273
__________________________

(1)	Amounts fully realized at December 31, 2015.

(2)
During the first quarter of 2015, the Company recorded customer relationships, trademarks and non-competes of $2.3 million, $0.7 million and $0.1 million, respectively, related to the acquisition of Schultz (see Note 1).

Amortization expense was $13.2 million, $14.1 million and $12.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated amortization expense by year is as follows (in thousands):

Year	Amount
2016	$13,244
2017	13,255
2018	13,079
2019	12,936
2020	12,897
7.    LONG-TERM DEBT AND CREDIT FACILITY
Long-term debt, term note and notes payable consisted of the following (in thousands):

	December 31,
	2015	2014
Term note, current annualized rate 2.61% due October 30, 2020	$345,625	$—
Term note, current annualized rate 2.17% due July 1, 2018	—	319,375
Line of credit, 2.16% in 2014	—	45,500
Other notes with interest rates from 3.3% to 6.5%	9,797	12,600
Subtotal	355,422	377,475
Less – Current maturities and notes payable	17,648	26,399
Total	$337,774	$351,076
Principal payments required to be made for each of the next five years are summarized as follows (in thousands):

Year	Amount
2016	$17,648
2017	27,976
2018	27,610
2019	28,438
2020	253,750
Total	$355,422

Financing Arrangements
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
The New Credit Facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility. The Company drew the entire term loan from the New Credit Facility on October 30, 2015 to (i) retire $344.7 million in indebtedness outstanding under the Company’s prior credit facility; (ii) fund expenses associated with the New Credit Facility; and (iii) fund general corporate purposes. This New Credit Facility replaced the Company’s $650.0 million credit facility entered into on July 1, 2013.
The Company paid expenses of $4.4 million associated with the New Credit Facility, $1.8 million related to up-front lending fees and $2.6 million related to third-party arranging fees, the latter of which was recorded in interest expense on the consolidated statement of operations. In addition, the Company had $3.5 million in unamortized loan costs associated with the prior credit facility, of which $0.8 million was recorded in interest expense on the consolidated statement of operations.
Generally, interest will be charged on the principal amounts outstanding under the New Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which is also based on the Company’s consolidated leverage ratio. The applicable one month LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of December 31, 2015 was approximately 2.93%.
The Company’s indebtedness at December 31, 2015 consisted of $345.6 million outstanding from the $350.0 million term loan under the New Credit Facility and zero on the line of credit under the New Credit Facility. Additionally, the Company designated $9.6 million of debt held by its joint venture partners (representing funds loaned by its joint venture partners) as third-party debt in the consolidated financial statements and held $0.1 million of third-party notes and bank debt at December 31, 2015. Further, the Company has $1.9 million in debt listed as held for sale at December 31, 2015 relating to the sale of BPPC (see Notes 5 and 16).
As of December 31, 2015, the Company had $36.7 million in letters of credit issued and outstanding under the New Credit Facility. Of such amount, $16.6 million was collateral for the benefit of certain of our insurance carriers and $20.1 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
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
At December 31, 2015 and 2014, the estimated fair value of the Company’s long-term debt was approximately $349.1 million and $377.0 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 12.
On October 30, 2015, the Company entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020. The notional amount of this swap mirrors the amortization of a $262.5 million portion of the Company’s $350.0 million term loan drawn from the New Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $262.5 million notional amount. The annualized borrowing rate of the swap at December 31, 2015 was 3.03%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of the Company’s term loan from the New Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement and is accounted for as a cash flow hedge.
The New Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the New Credit Facility’s credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•
Consolidated financial leverage ratio compares consolidated funded indebtedness to New Credit Facility defined income. The initial maximum amount was not to initially exceed 3.75 to 1.00 and will decrease periodically at scheduled reporting periods to not more that 3.50 to 1.00 beginning with the quarter ending March 31, 2017. At

December 31, 2015, the Company’s consolidated financial leverage ratio was 2.87 to 1.00 and, using the Credit Facility defined income, the Company had the capacity to borrow up to $110.3 million of additional debt.

•
Consolidated fixed charge coverage ratio compares New Credit Facility defined income to New Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At December 31, 2015, the Company’s fixed charge ratio was 1.70 to 1.00.

At December 31, 2015, the Company was in compliance with all of its debt and financial covenants as required under the Credit Facility.
8.    STOCKHOLDERS’ EQUITY
In February 2015, the Company’s board of directors authorized the open market repurchase of up to $20.0 million of the Company’s common stock during 2015. This amount represented the then maximum open market repurchases authorized in any calendar year under the terms of the Company’s previous credit facility. In November 2015, and in connection with the terms of the New Credit Facility, the Company’s Board of Directors authorized the repurchase of up to an additional $20.0 million of the Company’s common stock to be made during 2015 and 2016. The Company has authorization under the New Credit Facility to repurchase up to an additional $40.0 million of the Company’s common stock during 2016 following expiration of the November 2015 program. Once a repurchase is complete, the Company promptly retires the shares.
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
During 2015, the Company acquired 1,306,199 shares of the Company’s common stock for $24.3 million ($18.58 average price per share) through the open market repurchase programs discussed above and 32,902 shares of the Company’s common stock for $0.6 million ($17.05 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, the exercise of stock options and distribution of deferred stock units. In addition, during 2015, the Company acquired 163,500 shares of the Company’s common stock in connection with “net, net” exercises of employee stock options for a gross value of $3.0 million ($0.9 million in cash value). Once repurchased, the Company immediately retired all such shares.
During 2014, the Company acquired 860,761 shares of the Company’s common stock for $20.0 million ($23.24 average price per share) through open market repurchase programs and 54,334 shares of the Company’s common stock for $1.2 million ($22.62 average price per share) in connection with the satisfaction of tax obligations in connection with the vesting of restricted stock, the exercise of stock options and distribution of deferred stock units. In addition, during 2014, the Company acquired 419,643 shares of the Company’s common stock in connection with “net, net” exercises of employee stock options for a gross value of $9.8 million ($1.4 million in cash value). Once repurchased, the Company immediately retired all such shares.
Equity-Based Compensation Plans
Employee Plans
In 2013, the Company’s stockholders approved the 2013 Employee Equity Incentive Plan (the “2013 Employee Plan”), which provides for equity-based compensation awards, including restricted shares of common stock, performance awards, stock options, stock units and stock appreciation rights. There are 2,895,000 shares of the Company’s common stock registered for issuance under the 2013 Employee Plan. The 2013 Employee Plan is administered by the Compensation Committee of the Board of Directors, which determines eligibility, timing, pricing, amount and other terms or conditions of awards. At December 31, 2015, there were no options and 1,137,184 unvested shares of restricted stock and restricted stock units outstanding under the 2013 Employee Plan.
Prior to the 2013 Employee Plan, the Board of Directors administered the 2009 Employee Equity Incentive Plan (the “2009 Employee Plan”) and the 2006 Employee Equity Incentive Plan (the “2006 Employee Plan”). At December 31, 2015, there were 284,006 options and 138,523 unvested shares of restricted stock and restricted stock units outstanding under the

2009 Employee Plan, and 4,377 options and no unvested shares of restricted stock and restricted stock units outstanding under the 2006 Employee Plan.
Director Plans
In 2011, the Company’s stockholders approved the 2011 Non-Employee Director Equity Plan (“2011 Director Plan”), which provides for equity-based compensation awards, including non-qualified stock options and stock units. There are 250,000 shares of the Company’s common stock registered for issuance under the 2011 Director Plan. The Board of Directors administers the Director Plan and has the authority to establish, amend and rescind any rules and regulations related to the 2011 Director Plan. At December 31, 2015, there were 145,803 deferred stock units outstanding under the 2011 Director Plan.
Prior to the 2011 Director Plan, the Board of Directors administered the 2006 Non-Employee Director Equity Plan (“2006 Director Plan”) and the 2001 Non-Employee Director Equity Plan (“2001 Director Plan”), both of which contained substantially the same provisions as the current plan. At December 31, 2015, there were 46,841 deferred stock units outstanding under the 2006 Director Plan and 54,575 deferred stock units outstanding under the 2001 Director Equity Plan.
Activity and related expense associated with these plans are described in Note 9.
9.    EQUITY-BASED COMPENSATION
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
A summary of stock award activity is as follows:

	Years Ended December 31,
	2015		2014		2013
	Stock Awards	Weighted Average Award Date Fair Value	Stock Awards	Weighted Average Award Date Fair Value	Stock Awards	Weighted Average Award Date Fair Value
Outstanding, beginning of period	767,540	$21.93	555,025	$22.79	698,869	$19.39
Restricted shares awarded	—	—	242,722	23.76	435,025	24.09
Restricted stock units awarded	719,305	17.32	395,352	21.75	112,401	25.11
Restricted shares distributed	(90,607)	19.25	(118,828)	23.55	(274,784)	19.04
Restricted stock units distributed	(12,646)	19.62	(15,277)	21.25	(13,761)	18.87
Restricted shares forfeited	(54,045)	23.40	(104,013)	23.77	(236,388)	23.10
Restricted stock units forfeited	(53,840)	19.14	(187,441)	24.48	(166,337)	19.55
Outstanding, end of period	1,275,707	$19.60	767,540	$21.93	555,025	$22.79
Expense associated with stock awards was $6.8 million, $3.0 million, and $4.1 million in 2015, 2014 and 2013, respectively. Unrecognized pre-tax expense of $11.8 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.0 years for awards outstanding at December 31, 2015.
Deferred Stock Unit Awards
Deferred stock units generally are awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and generally are fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.

The following table summarizes information about deferred stock unit activity:

	Years Ended December 31,
	2015		2014		2013
	Deferred Stock Units	Weighted Average Award Date Fair Value	Deferred Stock Units	Weighted Average Award Date Fair Value	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding, beginning of period	221,471	$20.10	214,455	$19.56	181,518	$19.06
Awarded	53,527	18.56	38,810	22.89	39,966	22.33
Shares distributed	(27,779)	18.76	(31,794)	19.70	(7,029)	22.67
Outstanding, end of period	247,219	$19.92	221,471	$20.10	214,455	$19.56
Expense associated with awards of deferred stock units was $1.0 million, $0.9 million and $0.9 million in 2015, 2014 and 2013, respectively.
Stock Options
Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.
A summary of stock option activity is as follows:

	Years Ended December 31,
	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	503,134	$18.18	1,208,824	$18.54	1,216,809	$18.46
Granted	—	—	38,820	24.21	29,025	25.11
Exercised	(209,205)	13.13	(526,359)	16.36	(29,511)	20.14
Canceled/Expired	(5,546)	24.21	(218,151)	25.61	(7,499)	24.58
Outstanding at December 31	288,383	$21.73	503,134	$18.18	1,208,824	$18.54

Exercisable at December 31	284,929	$21.78	452,236	$18.12	933,738	$17.84
In 2015, 2014 and 2013, the Company recorded expense of $0.1 million, $0.6 million and $1.7 million, respectively, related to stock option grants. Unrecognized pre-tax expense related to stock option grants was immaterial at December 31, 2015 and will be fully recognized during 2016.
Financial data for stock option exercises are summarized in the following table (in thousands):

	Years Ended December 31,
	2015	2014	2013
Amount collected from stock option exercises	$2,748	$8,614	$738
Total intrinsic value of stock option exercises	1,108	3,771	131
Tax benefit of stock option exercises recorded in additional paid-in-capital	209	6	55
Aggregate intrinsic value of outstanding stock options	173	1,231	5,383
Aggregate intrinsic value of exercisable stock options	169	1,209	4,695
The intrinsic value calculations are based on the Company’s closing stock price of $19.31, $18.61 and $21.89 on December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, 1,023,270 and 70,326 shares of common stock were available for equity-based compensation awards pursuant to the 2013 Employee Plan and the 2011 Director Plan, respectively.
The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. Volatility, expected term and dividend yield assumptions were based on the Company’s historical experience. The risk-free rate was based on a U.S. treasury note with a maturity similar to the option grant’s expected term. There were no stock options granted during 2015. The fair value of stock options awarded during 2014 and 2013 was estimated at the date of grant based on the assumptions presented in the table below:

	Years Ended December 31,
	2014		2013
	Range	Weighted Average	Range	Weighted Average
Grant-date fair value	$11.27	$11.27	$12.92	$12.92
Volatility	41.6%	41.6%	49.8%	49.8%
Expected term (years)	7.0	7.0	7.0	7.0
Dividend yield	—%	—%	—%	—%
Risk-free rate	2.3%	2.3%	1.1%	1.1%

10.    TAXES ON INCOME (TAX BENEFITS)
Income (loss) from continuing operations before taxes on income (tax benefits) was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Domestic	$(15,944)	$(75,112)	$23,695
Foreign	17,159	39,137	35,307
Total	$1,215	$(35,975)	$59,002
Provisions (benefits) for taxes on income (loss) from continuing operations consisted of the following components (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$2,150	$(2,112)	$8,603
Foreign	5,600	10,586	6,078
State	528	2,635	527
Subtotal	8,278	11,109	15,208
Deferred:
Federal	218	(18,629)	(2,075)
Foreign	1,382	3,034	(727)
State	(673)	646	(252)
Subtotal	927	(14,949)	(3,054)
Total tax provision (benefit)	$9,205	$(3,840)	$12,154

Income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes, equity in income (loss) of joint ventures and minority interests as a result of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Income taxes (benefit) at U.S. federal statutory tax rate	$425	$(12,591)	$20,651
Increase (decrease) in taxes resulting from:
Change in the balance of the valuation allowance for deferred tax assets allocated to foreign income tax expense	(756)	7,785	1,447
Change in the balance of the valuation allowance for deferred tax assets allocated to state income tax expense	4,834	5,206	115
State income taxes, net of federal income tax benefit	(94)	(3,073)	64
Divestitures	2,269	—	—
Meals and entertainment	761	863	1,034
Changes in taxes previously accrued	(489)	(1,932)	(3,098)
Foreign tax rate differences	(1,468)	(9,215)	(4,892)
Goodwill impairment	3,485	9,690	—
Recognition of uncertain tax positions	24	(96)	(89)
Settlement of escrow arrangement	(1,115)	—	—
Contingent consideration reversal	—	—	(1,461)
Domestic Production Activities deduction	(528)	(81)	(1,548)
Incremental U.S. taxes on undistributed foreign earnings	2,102	—	—
Other matters	(245)	(396)	(69)
Total tax provision (benefit)	$9,205	$(3,840)	$12,154
Effective tax rate	757.6%	10.7%	20.6%
Net deferred taxes consisted of the following (in thousands):

	December 31,
	2015	2014
Deferred income tax assets:
Foreign tax credit carryforwards	$358	$1,477
Net operating loss carryforwards	14,688	19,355
Accrued expenses	24,449	21,378
Other	8,285	7,207
Total gross deferred income tax assets	47,780	49,417
Less valuation allowance	(18,897)	(19,353)
Net deferred income tax assets	28,883	30,064
Deferred income tax liabilities:
Property, plant and equipment	(11,438)	(7,499)
Intangible assets	(14,525)	(22,653)
Undistributed foreign earnings	(9,153)	(7,051)
Other	(8,248)	(6,859)
Total deferred income tax liabilities	(43,364)	(44,062)
Net deferred income tax liabilities	$(14,481)	$(13,998)

The Company’s tax assets and liabilities, netted by taxing location, are in the following captions in the balance sheets (in thousands):

	December 31,
	2015	2014
Current deferred income tax assets, net	$7,804	$9,516
Current deferred income tax liabilities, net (1)	(5,029)	(3,935)
Noncurrent deferred income tax assets, net	2,130	3,334
Noncurrent deferred income tax liabilities, net	(19,386)	(22,913)
Net deferred income tax liabilities	$(14,481)	$(13,998)
__________________________

(1)	The December 31, 2015 balance includes $1.5 million of deferred income tax liabilities related to BPPC, which are classified as held for sale. See Note 5.
The Company’s deferred tax assets at December 31, 2015 included $14.7 million in federal, state and foreign net operating loss (“NOL”) carryforwards. These NOLs include $8.1 million, which if not used will expire between the years 2016 and 2035, and $6.6 million that have no expiration dates. The Company also has deferred tax amounts related to foreign tax credit carryforwards of $0.4 million, all of which have no expiration date.
For financial reporting purposes, a valuation allowance of $18.9 million has been recognized to reduce the deferred tax assets related to certain federal, state and foreign net operating loss carryforwards and other assets, for which it is more likely than not that the related tax benefits will not be realized, due to uncertainties as to the timing and amounts of future taxable income. The valuation allowance at December 31, 2014 was $19.4 million. Activity in the valuation allowance is summarized as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance, at beginning of year	$19,353	$7,797	$6,574
Additions	7,783	14,442	1,754
Reversals	(5,294)	(2,090)	(131)
Other adjustments	(2,945)	(796)	(400)
Balance, at end of year	$18,897	$19,353	$7,797
The Company has recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries of approximately $229.4 million, which are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to the indefinitely reinvested profits is not feasible. A deferred tax asset is recognized only if the Company has definite plans to generate a U.S. tax benefit by repatriating earnings in the foreseeable future. As part of the February 2016 acquisition of Underground Solutions, the Company repatriated approximately $30.4 million from foreign subsidiaries to assist in funding the transaction, incurring approximately $3.5 million in additional taxes, which were accrued as of December 31, 2015. These were viewed as one-time, special-use transactions. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. It is the Company’s intention to permanently reinvest these earnings.
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
A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at January 1,	$2,672	$2,936	$3,170
Additions for tax positions of prior years	10	36	30
Lapse in statute of limitations	(218)	(252)	(236)
Foreign currency translation	(54)	(48)	(28)
Balance at December 31, total tax provision	$2,410	$2,672	$2,936

The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate was $0.5 million at December 31, 2015.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2015, 2014 and 2013, approximately $0.3 million was accrued for interest in all periods.
The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will change in 2016. The Company has certain tax return years subject to statutes of limitation that will expire within twelve months. Unless challenged by tax authorities, the expiration of those statutes of limitation is expected to result in the recognition of uncertain tax positions in the amount of approximately $0.2 million.
The Company is subject to taxation in the United States, various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2010.

11.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases a number of its administrative and operations facilities under non-cancellable operating leases expiring at various dates through 2025. In addition, the Company leases certain construction, automotive and computer equipment on a multi-year, monthly or daily basis. Rental expense in the years ended December 31, 2015, 2014 and 2013 was $24.9 million, $24.1 million and $19.5 million, respectively.
At December 31, 2015, the future minimum lease payments required under the non-cancellable operating leases were as follows (in thousands):

Year	Minimum Lease Payments
2016	$21,454
2017	17,423
2018	13,569
2019	9,859
2020	5,828
Thereafter	10,880
Total	$79,013
Litigation
The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such litigation, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.
Contingencies
In February 2016, the Company entered into a conditional agreement to settle an outstanding dispute with a project client in the Infrastructure Solutions platform. As a result of the conditional settlement, the Company recorded a $2.7 million accrual as of December 31, 2015 in accordance with FASB ASC Subtopic No. 450-20, Contingencies - Loss Contingencies (“FASB ASC 450-20”).
In connection with the Brinderson acquisition, certain pre-acquisition matters were identified during 2014 where a loss is both probable and reasonably estimable. The Company identified the range of possible loss from zero to $24 million. The Company establishes liabilities in accordance with FASB ASC 450-20 and, accordingly, recorded a $14.5 million reserve for such matters in the second quarter of 2014 as part of its purchase price accounting for Brinderson (see Note 1). The $14.5 million pre-acquisition reserve related to various legal, tax, employee benefit and employment matters.
During 2015, the Company made payments totaling $1.7 million related to the above matters, $1.5 million of which was a settlement of certain employee benefit matters. As a result of the settlement, the Company reversed its remaining accrual of $0.5 million related to the matter. Also during 2015, and in conjunction with internal and third-party legal counsel, the Company reassessed its reserve related to certain employment matters and lowered its accrual for such matters by $1.5 million. In addition, the Company closed certain other outstanding matters during 2015, lowering its accrual by an additional $0.3 million. Each of the accrual adjustments resulted in an offset to “Operating expense” in the Consolidated Statement of Operations.

The reserve of $10.5 million as of December 31, 2015 represented the Company’s reasonable estimate of probable loss related to the remaining Brinderson pre-acquisition matters discussed above. The Company believes it has meritorious defenses against certain of these remaining matters.
Purchase Commitments
The Company had no material purchase commitments at December 31, 2015.
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
The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at December 31, 2015 on its consolidated balance sheet.
Retirement Plans
Substantially all of the Company’s U.S. employees are eligible to participate in one of the Company’s sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. Company contributions to the domestic plans were $5.5 million, $5.3 million and $4.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Certain foreign subsidiaries maintain various other defined contribution retirement plans. Company contributions to such plans for the years ended December 31, 2015, 2014 and 2013 were $0.8 million, $1.2 million and $1.2 million respectively.
In connection with the Company’s 2009 acquisition of Corrpro, the Company assumed an obligation associated with a contributory defined benefit pension plan sponsored by a subsidiary of Corrpro located in the United Kingdom. Employees of this Corrpro subsidiary no longer accrue benefits under the plan; however, Corrpro continues to be obligated to fund prior period benefits. Corrpro funds the plan in accordance with recommendations from an independent actuary and made contributions of $0.1 million and $0.2 million in 2015 and 2014, respectively. Both the pension expense and funding requirements for the years ended December 31, 2015 and 2014 were immaterial to the Company’s consolidated financial position and results of operations. The benefit obligation and plan assets at December 31, 2015 approximated $7.9 million and $9.4 million, respectively. The Company used a discount rate of 3.7% for the evaluation of the pension liability. The Company has recorded an asset associated with the overfunded status of this plan of approximately $1.5 million, which is included in other long-term assets on the consolidated balance sheet. The benefit obligation and plan assets at December 31, 2014 approximated $8.6 million and $10.1 million, respectively. Plan assets consist of investments in equity and debt securities as well as cash, which are primarily Level 2 investments under the fair value hierarchy of U.S. GAAP.

12.    DERIVATIVE FINANCIAL INSTRUMENTS
As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, gain or loss is recorded in the consolidated statements of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During each of the years ended December 31, 2015, 2014 and 2013, the Company recorded less than $0.1 million as a gain on the consolidated statements of operations in the other income (expense) line item upon settlement of the cash flow hedges. At December 31, 2015, the Company recorded a net deferred gain of less than $0.1 million related to the cash flow hedges in other current assets and other comprehensive income on the consolidated balance sheets and on the foreign currency translation adjustment and derivative transactions line of the consolidated statements of equity. The Company presents derivative instruments in the consolidated financial statements on a gross basis. The gross and net difference of derivative instruments are considered to be immaterial to the financial position presented in the financial statements.

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
On October 30, 2015, the Company entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020. The notional amount of this swap mirrors the amortization of a $262.5 million portion of the Company’s $350.0 million term loan drawn from the New Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $262.5 million notional amount. The annualized borrowing rate of the swap at closing was 2.93%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of the Company’s term loan from the New Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.
The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 (as defined below) inputs (in thousands):

		December 31,
Designation of Derivatives	Balance Sheet Location	2015	2014
Derivatives Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$18	$26
	Total Assets	$18	$26

Forward Currency Contracts	Accrued expenses	$243	$—
Interest Rate Swaps	Other non-current liabilities	13	729
	Total Liabilities	$256	$729

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$91	$62
	Total Assets	$91	$62

Forward Currency Contracts	Accrued Expenses	$—	$—

	Total Derivative Assets	$109	$88
	Total Derivative Liabilities	256	729
	Total Net Derivative Asset (Liability)	$(147)	$(641)
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

The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement (in thousands):

	Total Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$109	$—	109	$—
Total	$109	$—	$109	$—

Liabilities:
Forward Currency Contracts	$243	$—	$243	$—
Interest Rate Swap	13	—	13	—
Total	$256	$—	$256	$—

	Total Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$88	$—	$88	$—
Total	$88	$—	$88	$—

Liabilities:
Interest Rate Swap	$729	$—	$729	$—
Total	$729	$—	$729	$—
The following table summarizes the Company’s derivative positions at December 31, 2015:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Canadian Dollar/USD	Sell	$602,926	0.0	1.38
USD/EURO	Sell	$300,000	0.3	1.09
USD/British Pound	Sell	£1,900,000	0.5	1.48
EURO/British Pound	Sell	£8,000,000	0.5	0.74
Interest Rate Swap		$259,218,750	4.8
The Company had no transfers between Level 1, 2 or 3 inputs during 2015. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, the Company does not believe any such changes would have a material impact on our financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which are based on Level 2 inputs as previously defined.

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
Operating results for discontinued operations are summarized as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues	$—	$—	$9,763
Gross loss	—	(67)	(4,255)
Operating expenses	—	(5,941)	1,973
Closure charges of welding business	—	—	5,019
Operating loss	—	(6,008)	(11,247)
Other income (expense)	—	(74)	—
Loss before tax benefits	—	(6,082)	(10,731)
Tax benefits	—	2,235	4,270
Net loss	—	(3,847)	(6,461)

14.    SEGMENT AND GEOGRAPHIC INFORMATION
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

Financial information by segment was as follows (in thousands):

	2015 (1)	2014 (2)	2013 (3)
Revenues:
Infrastructure Solutions	$556,234	$567,205	$529,301
Corrosion Protection	437,921	458,409	453,886
Energy Services	339,415	305,807	108,233
Total revenues	$1,333,570	$1,331,421	$1,091,420

Operating income (loss):
Infrastructure Solutions	$46,867	$(6,194)	$28,487
Corrosion Protection	(1,771)	(31,010)	37,253
Energy Services	(25,150)	17,392	1,142
Total operating income (loss)	$19,946	$(19,812)	$66,882

Total assets:
Infrastructure Solutions	$508,817	$485,785	$514,778
Corrosion Protection	489,519	506,659	547,280
Energy Services	183,763	197,858	190,688
Corporate	55,148	105,371	116,316
Assets held for sale	21,060	—	—
Discontinued operations	—	—	8,356
Total assets	$1,258,307	$1,295,673	$1,377,418

Capital expenditures:
Infrastructure Solutions	$7,657	$13,096	$8,828
Corrosion Protection	17,226	12,107	14,399
Energy Services	2,202	3,720	968
Corporate	2,369	3,976	1,890
Total capital expenditures	$29,454	$32,899	$26,085

Depreciation and amortization:
Infrastructure Solutions	$14,836	$15,726	$16,552
Corrosion Protection	18,834	19,259	18,736
Energy Services	7,641	7,004	3,218
Corporate	2,480	2,323	1,823
Total depreciation and amortization	$43,791	$44,312	$40,329
__________________________

(1)
Results include: (i) $43.5 million of goodwill impairment charges (see Note 2); (ii) $1.0 million of restructuring charges (see Note 3); and (iii) $1.9 million of costs incurred related to the acquisitions of Underground Solutions, Schultz and other acquisition targets. The Company recorded these charges under “Goodwill impairment”, “Restructuring charges” and “Acquisition-related expenses”, respectively, on its Consolidated Statements of Operations.

(2)
Results include: (i) $51.5 million of goodwill impairment charges (see Note 2); (ii) $12.1 million of definite-lived intangible asset impairment charges (see Note 2); (iii) $0.7 million of restructuring charges (see Note 3); and (iv) $1.4 million of costs incurred related to the acquisitions of Brinderson, Fyfe Asia and other acquisition targets. The Company recorded these charges under “Goodwill impairment”, “Definite-lived intangible asset impairment”, “Restructuring charges” and “Acquisition-related expenses”, respectively, on its Consolidated Statements of Operations.

(3)
Results include $5.8 million of costs incurred related to the acquisition of Brinderson and other acquisition targets. The Company recorded these costs under “Acquisition-related expenses” on its Consolidated Statements of Operations.

The following table summarizes revenues, gross profit and operating income (loss) by geographic region (in thousands):

	2015	2014	2013
Revenues: (1)
United States	$965,957	$926,834	$672,192
Canada	174,827	202,806	179,236
Europe	56,474	85,614	90,646
Other foreign	136,312	116,167	149,346
Total revenues	$1,333,570	$1,331,421	$1,091,420

Operating income (loss):
United States	$(18,959)	$(45,945)	$24,977
Canada	27,126	36,883	28,955
Europe	3,217	1,862	6,276
Other foreign	8,562	(12,612)	6,674
Total operating income	$19,946	$(19,812)	$66,882

Long-lived assets: (1)(2)
United States	$128,414	$135,898	$154,367
Canada	9,872	25,610	28,539
Europe	7,268	8,984	10,007
Other foreign	9,189	8,429	12,806
Total long-lived assets	$154,743	$178,921	$205,719
__________________________

(1)
Revenues and long-lived assets are attributed to the country of origin for the Company’s legal entities. For a significant majority of its legal entities, the country of origin relates to the country or geographic area that it services.

(2)	Long-lived assets as of December 31, 2015, 2014 and 2013 do not include intangible assets, goodwill or deferred tax assets.

15.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Unaudited quarterly financial data was as follows (in thousands, except per share data):

	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)
Year ended December 31, 2015:
Revenues	$309,166	$337,096	$356,595	$330,713
Gross profit	59,190	72,053	77,121	67,423
Operating income (loss)	9,125	14,523	24,938	(28,640)
Net income (loss)	1,372	8,848	15,223	(33,433)

Basic earnings per share:
Net income (loss)	$0.04	$0.24	$0.41	$(0.91)

Diluted earnings per share
Net income (loss)	$0.04	$0.24	$0.40	$(0.91)
____________________

(1)	Includes expenses of $3.5 million related to our 2014 Restructuring (see Note 3).

(2)	Includes expenses of $5.7 million related to our 2014 Restructuring (see Note 3).

(3)	Includes expenses of $1.5 million related to our 2014 Restructuring (see Note 3).

(4)	Includes expenses of $0.3 million related to our 2014 Restructuring and $43.5 million related to certain goodwill impairments (see Notes 2, 3 and 6).

	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(2)
Year ended December 31, 2014:
Revenues	$306,234	$322,868	$350,138	$352,181
Gross profit	61,063	71,918	63,939	83,063
Operating income	9,134	20,619	(13,934)	(35,631)
Income from continuing operations	4,560	12,776	(16,101)	(32,800)
Loss from discontinued operations	(132)	(364)	(130)	(3,221)
Net income	4,428	12,412	(16,231)	(36,021)

Basic earnings per share:
Income from continuing operations	$0.12	$0.34	$(0.45)	$(0.90)
Loss from discontinued operations	—	(0.01)	—	(0.09)
Net income	$0.12	$0.33	$(0.45)	$(0.99)

Diluted earnings per share
Income from continuing operations	$0.12	$0.34	$(0.45)	$(0.90)
Loss from discontinued operations	—	(0.01)	—	(0.09)
Net income	$0.12	$0.33	$(0.45)	$(0.99)
____________________

(1)	Includes expenses of $40.0 million related to our 2014 Restructuring (see Note 3).

(2)	Includes expenses of $9.5 million related to our 2014 Restructuring and $52.7 million related to certain goodwill and definite-lived intangible asset impairments (see Notes 2, 3 and 6).

16.    SUBSEQUENT EVENTS (UNAUDITED)
Acquisition of Underground Solutions
On February 18, 2016, the Company acquired Underground Solutions for a purchase price of $85 million plus an additional $5.3 million for the discounted value of the estimated tax benefits associated with Underground Solutions’ net operating loss carry forwards, and is subject to post-closing working capital adjustments and post-closing adjustments to the value of the net operating loss tax assets. The purchase price included $6.3 million held in escrow as security for the post-closing purchase price adjustments and post-closing indemnification obligations of Underground Solution’s previous owners. The transaction was funded partially from cash reserves and partially from borrowings under the Company’s revolving credit facility. To supplement the cash reserves, the Company repatriated approximately $30.4 million from foreign subsidiaries to assist in funding the transaction, incurring approximately $3.5 million in additional taxes, a reserve for which is included in the Company’s tax provision amounts for 2015. Underground Solutions provides infrastructure technologies for water, sewer and conduit applications and is part of the Company’s Infrastructure Solutions reportable segment. Given the timing of the acquisition, it was impracticable for the Company to complete a preliminary purchase price allocation.
Sale of Bayou Perma-Pipe Canada, Ltd.
On February 1, 2016, we sold our fifty-one percent (51%) interest in our Canadian coating joint venture, BPPC to our joint venture partner, Perma-Pipe for a sale price of US $9.6 million. Perma-Pipe owned the remaining forty-nine percent (49%) interest in BPPC and is owned by MFRI, Inc., an unaffiliated U.S. company. BPPC served as our pipe coating and insulation operation in Canada and was part of our Corrosion Protection reportable segment. The sale of its interest in BPPC was part of a broader effort by the Company to reduce its exposure in the North American upstream market in light of expectations for a prolonged low oil price environment. As a result of the sale, the Company recognized a pre-tax, non-cash charge of approximately $0.6 million at December 31, 2015 to reflect the expected loss on the sale of the business. This loss was derived primarily from the release of cumulative currency translation adjustments and was recorded to other income (expense) in the Consolidated Statement of Operations.
2016 Restructuring
On January 4, 2016, the Company’s board of directors approved the 2016 Restructuring to reduce its exposure to the upstream oil markets and to reduce consolidated annual expenses. As part of management’s ongoing assessment of its energy-related businesses, the Company determined that the persistent low price of oil is expected to create market challenges for the foreseeable future, including reduced customer spending in 2016. The 2016 Restructuring is expected to reposition Energy Services’ upstream operations in California, reduce Corrosion Protection’s upstream exposure by divesting its interest in a Canadian pipe coating joint venture, right-size Corrosion Protection to compete more effectively and reduce corporate and other operating costs. The 2016 Restructuring is expected to reduce annual operating costs by approximately $15.0 million, most of which is expected to be realized in 2016, primarily through headcount reductions and office closures.
As part of the 2016 Restructuring, the Company expects to reduce headcount by approximately 652 employees, or 10.5% of the Company’s total workforce, and record estimated pre-tax charges, most of which are cash charges, between $7.0 million to $9.0 million. The 2016 Restructuring charges are expected to consist primarily of employee severance, extension of benefits, employment assistance programs, early lease termination and other non-cash costs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s report is included in Item 8 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting,” and is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this report under the caption entitled “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information concerning this item is included in “Item 4A. Executive Officers of the Registrant” of this report and under the captions “Certain Information Concerning Director Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Corporate Governance Documents,” “Corporate Governance—Board Meetings and Committees—Audit Committee” and “Corporate Governance—Board Meetings and Committees—Audit Committee Financial Expert” in our Proxy Statement for our 2016 Annual Meeting of Stockholders (“2016 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.
Information concerning this item is included under the captions “Executive Compensation,” “Compensation in Last Fiscal Year,” “Director Compensation,” “Corporate Governance—Board Meetings and Committees—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning this item is included in Item 6 of this report under the caption “Equity Compensation Plan Information” and under the caption “Information Concerning Certain Stockholders” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information concerning this item is included under the caption “Related-Party Transactions” and under the caption “Corporate Governance—Independent Directors” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
Information concerning this item is included under the caption “Independent Auditors’ Fees” in the 2016 Proxy Statement and is incorporated herein by reference.

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

Dated: February 29, 2016	AEGION CORPORATION

	By:	/s/ Charles R. Gordon
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

Signature	Title	Date

/s/ Charles R. Gordon	Principal Executive Officer and	February 29, 2016
Charles R. Gordon	Director

/s/ David A. Martin	Principal Financial Officer and	February 29, 2016
David A. Martin	Principal Accounting Officer

/s/ Stephen P. Cortinovis	Director	February 29, 2016
Stephen P. Cortinovis

/s/ Christopher B. Curtis	Director	February 29, 2016
Christopher B. Curtis

/s/ Stephanie A. Cuskley	Director	February 29, 2016
Stephanie A. Cuskley

/s/ Walter J. Galvin	Director	February 29, 2016
Walter J. Galvin

/s/ Juanita H. Hinshaw	Director	February 29, 2016
Juanita H. Hinshaw

/s/ M. Richard Smith	Director	February 29, 2016
M. Richard Smith

/s/ Alfred L. Woods	Director	February 29, 2016
Alfred L. Woods

/s/ Phillip D. Wright	Director	February 29, 2016
Phillip D. Wright

INDEX TO EXHIBITS (1)

3.1
Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K12B filed on October 26, 2011), and Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.3 to the current report on Form 8-K12B filed October 26, 2011).

3.2	Certificate of Correction of the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the annual report on Form 10-K for the year ended December 31, 2013).

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed August 4, 2015).

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

10.3
Amended and Restated 2001 Non-Employee Director Equity Incentive Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed April 16, 2003 in connection with the 2003 annual meeting of stockholders). (2)

10.4
2006 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix C to the definitive proxy statement on Schedule 14A filed on March 10, 2006 in connection with the 2006 annual meeting of stockholders), as amended on April 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 14, 2006). (2)

10.5
2006 Non-Employee Director Equity Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed March 10, 2006 in connection with the 2006 annual meeting of stockholders). (2)

10.6
2009 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed March 25, 2009, as revised on April 7, 2009, in connection with the 2009 annual meeting of stockholders). (2)

10.7
2011 Non-Employee Director Equity Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed March 18, 2011 in connection with the 2011 annual meeting of stockholders). (2)

10.8
2013 Employee Equity Incentive Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed April 3, 2013 in connection with the 2013 annual meeting of stockholders). (2)

10.9
Employee Stock Purchase Plan of the Company (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed March 15, 2007 in connection with the 2007 annual meeting of stockholders). (2)

10.10
Senior Management Voluntary Deferred Compensation Plan, as amended and restated effective January 1, 2014 (incorporated by reference to Exhibit 10.10 to the annual report on Form 10-K for the year ended December 31, 2013). (2)

10.11
2011 Executive Performance Plan of the Company (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed March 18, 2011 in connection with the 2011 annual meeting of stockholders). (2)

10.12	Form of Directors’ Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the annual report on Form 10-K for the year ended December 31, 2011).

10.13
Form of Executive Change in Control Severance Agreement, dated as of October 6, 2014, between Aegion Corporation and each of Charles R. Gordon, David A. Martin and David F. Morris (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed October 10, 2014).

10.14	Management Annual Incentive Plan effective January 1, 2016, filed herewith. (2)

10.15	Form of Director Deferred Stock Unit Agreement (for Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed May 1, 2015).

10.16	Form of Performance Unit Agreement, dated February 24, 2016, between Aegion Corporation and certain executive officers of Aegion Corporation, filed herewith. (2)

10.17	Form of Restricted Stock Unit Agreement, dated February 24, 2016, between Aegion Corporation and certain executive officers of Aegion Corporation, filed herewith. (2)

10.18	Letter agreement, dated October 6, 2014, between Aegion Corporation and Charles R. Gordon (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed October 10, 2014).

10.19
Form of Restricted Stock Agreement, dated October 8, 2014, between Aegion Corporation and Charles R. Gordon (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed October 10, 2014).

10.20'
Form of Performance Unit Award Agreement, dated October 8, 2014, between Aegion Corporation and Charles R. Gordon (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed October 10, 2014).

10.21
Form of Inducement Restricted Stock Award Agreement, dated October 8, 2014, between Aegion Corporation and Charles R. Gordon (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed October 10, 2014).

10.22
Credit Agreement, dated as of July 1, 2013, among Aegion Corporation, the Guarantors and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed July 5, 2013).

10.23	Second Amendment to Credit Agreement, dated October 6, 2014 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed October 10, 2014).

10.24	Third Amendment to Credit Agreement, dated June 5, 2015 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed July 30, 2015).

10.25	Amended and Restated Credit Agreement, dated October 30, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 2, 2015).

10.26
Agreement and Plan of Merger, dated January 4, 2016, among Aegion Corporation, PUAC, Inc., Underground Solutions, Inc., Fortis Advisors LLC and UGSI Solutions, Inc. (incorporated by reference to the current report on Form 8-K filed January 8, 2016).

10.27
Equity Purchase Agreement by and among Energy & Mining Holding Company, LLC, Aegion Corporation, Brinderson, L.P., General Energy Services, Gary Brinderson (solely for purposes of Section 6.4, Section 6.7 and Article X), Energy Constructors, Inc. (solely for purposes of Section 6.15 and Article X) and equity holders listed on the signature pages thereto, dated June 24, 2013 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 25, 2013).

10.28
First Amendment to Equity Purchase Agreement, dated as of June 30, 2013, by and between Energy & Mining Holding Company, LLC and Tim W. Carr, Southpac Trust International, Inc. and Richard B. Fontaine, Trustees of the BCSD Trust dated 1/28/93, as amended and restated (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed July 5, 2013).

21	Subsidiaries of the Company, filed herewith.

23	Consent of PricewaterhouseCoopers LLP, filed herewith.

24	Power of Attorney (set forth on signature page).

31.1	Certification of Charles R. Gordon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David A. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Charles R. Gordon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David A. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed”.

(1)	The Company’s current, quarterly and annual reports are filed with the Securities and Exchange Commission under file no. 001-35328.

(2)	Management contract or compensatory plan or arrangement.

*     *     *

Documents listed in this Index to Exhibits will be made available upon written request.