Form 10-Q
period 2016-03-31
Aegion Corp
filed 2016-05-04
CIK 353020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 35,107,707 shares of common stock, $.01 par value per share, outstanding at April 27, 2016.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Quarters Ended March 31,
	2016	2015
Revenues	$293,908	$309,166
Cost of revenues	239,494	249,976
Gross profit	54,414	59,190
Operating expenses	50,725	49,084
Acquisition-related expenses	1,031	323
Restructuring charges	6,797	658
Operating income (loss)	(4,139)	9,125
Other income (expense):
Interest expense	(3,615)	(3,232)
Interest income	32	126
Other	(973)	(2,779)
Total other expense	(4,556)	(5,885)
Income (loss) before taxes on income	(8,695)	3,240
Taxes (benefit) on income (loss)	(4,746)	1,868
Net income (loss)	(3,949)	1,372
Non-controlling interests	157	(13)
Net income (loss) attributable to Aegion Corporation	$(3,792)	$1,359

Earnings (loss) per share attributable to Aegion Corporation:
Basic	$(0.11)	$0.04
Diluted	$(0.11)	$0.04

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Quarters Ended March 31,
	2016	2015
Net income (loss)	$(3,949)	$1,372
Other comprehensive income (loss):
Currency translation adjustments	(557)	(16,096)
Pension activity, net of tax (1)	(122)	21
Deferred gain (loss) on hedging activity, net of tax (2)	(3,573)	409
Total comprehensive loss	(8,201)	(14,294)
Comprehensive (income) loss attributable to non-controlling interests	(85)	994
Comprehensive loss attributable to Aegion Corporation	$(8,286)	$(13,300)
__________________________

(1)	Amounts presented net of tax of $(30) and $5 for the quarters ended March 31, 2016 and 2015, respectively.

(2)	Amounts presented net of tax of $(2,392) and $271 for the quarters ended March 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$127,859	$209,253
Restricted cash	6,615	5,796
Receivables, net of allowances of $7,544 and $14,524, respectively	171,747	200,883
Retainage	36,708	37,285
Costs and estimated earnings in excess of billings	99,911	89,141
Inventories	63,432	47,779
Prepaid expenses and other current assets	62,811	66,999
Assets held for sale	—	21,060
Total current assets	569,083	678,196
Property, plant & equipment, less accumulated depreciation	151,086	144,833
Other assets
Goodwill	294,479	249,120
Identified intangible assets, less accumulated amortization	205,498	174,118
Deferred income tax assets	3,116	2,130
Other assets	5,120	5,616
Total other assets	508,213	430,984
Total Assets	$1,228,382	$1,254,013

Liabilities and Equity
Current liabilities
Accounts payable	$66,655	$72,732
Accrued expenses	99,619	112,951
Billings in excess of costs and estimated earnings	86,962	87,475
Current maturities of long-term debt and line of credit	17,649	17,648
Liabilities held for sale	—	6,961
Total current liabilities	270,885	297,767
Long-term debt, less current maturities	363,381	333,480
Deferred income tax liabilities	17,872	19,386
Other non-current liabilities	11,091	8,824
Total liabilities	663,229	659,457

(See Commitments and Contingencies: Note 10)

Equity
Preferred stock, undesignated, $.10 par – shares authorized 2,000,000; none outstanding	—	—
Common stock, $.01 par – shares authorized 125,000,000; shares issued and outstanding 35,156,241 and 36,053,499, respectively	352	361
Additional paid-in capital	186,036	199,951
Retained earnings	421,782	425,574
Accumulated other comprehensive loss	(52,355)	(47,861)
Total stockholders’ equity	555,815	578,025
Non-controlling interests	9,338	16,531
Total equity	565,153	594,556
Total Liabilities and Equity	$1,228,382	$1,254,013

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(in thousands, except number of shares)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total Equity
	Shares	Amount
BALANCE, December 31, 2014	37,360,515	$374	$217,289	$433,641	$(24,669)	$18,450	$645,085
Net income	—	—	—	1,359	—	13	1,372
Issuance of common stock upon stock option exercises	100,191	1	1,113	—	—	—	1,114
Issuance of shares pursuant to restricted stock units	10,856	—	—	—	—	—	—
Issuance of shares pursuant to deferred stock unit awards	3,257	—	—	—	—	—	—
Forfeitures of restricted shares	(18,195)	—	—	—	—	—	—
Shares repurchased and retired	(437,669)	(5)	(7,617)	—	—	—	(7,622)
Equity-based compensation expense	—	—	1,663	—	—	—	1,663
Currency translation adjustment and derivative transactions, net	—	—	—	—	(14,659)	(1,007)	(15,666)
BALANCE, March 31, 2015	37,018,955	$370	$212,448	$435,000	$(39,328)	$17,456	$625,946

BALANCE, December 31, 2015	36,053,499	$361	$199,951	$425,574	$(47,861)	$16,531	$594,556
Net loss	—	—	—	(3,792)	—	(157)	(3,949)
Issuance of common stock upon stock option exercises	18,193	—	38	—	—	—	38
Issuance of shares pursuant to restricted stock units	9,733	—	—	—	—	—	—
Forfeitures of restricted shares	(14,528)	—	—	—	—	—	—
Shares repurchased and retired	(910,656)	(9)	(16,316)	—	—	—	(16,325)
Equity-based compensation expense	—	—	2,363	—	—		2,363
Sale of non-controlling interest	—	—	—	—	—	(7,278)	(7,278)
Currency translation adjustment and derivative transactions, net	—	—	—	—	(4,494)	242	(4,252)
BALANCE, March 31, 2016	35,156,241	$352	$186,036	$421,782	$(52,355)	$9,338	$565,153

The accompanying notes are an integral part of the consolidated financial statements.

AEGION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Quarters Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(3,949)	$1,372
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	11,376	10,486
Gain on sale of fixed assets	(499)	(200)
Equity-based compensation expense	2,363	1,663
Deferred income taxes	(1,187)	(969)
Non-cash restructuring charges	(212)	(1,359)
Loss on sale of businesses	—	2,864
Loss on foreign currency transactions	1,131	216
Other	(485)	(394)
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash related to operating activities	462	(1,093)
Receivables net, retainage and costs and estimated earnings in excess of billings	29,618	(17,442)
Inventories	(1,806)	(3,455)
Prepaid expenses and other assets	3,382	2,379
Accounts payable and accrued expenses	(39,086)	(24,146)
Billings in excess of costs and estimated earnings	(3,672)	16,896
Other operating	582	981
Net cash used in operating activities	(1,982)	(12,201)

Cash flows from investing activities:
Capital expenditures	(10,060)	(4,234)
Proceeds from sale of fixed assets	956	297
Patent expenditures	(541)	(7)
Restricted cash related to investing activities	(1,086)	—
Purchase of Underground Solutions, Inc., net of cash acquired	(85,167)	—
Purchase of Schultz Mechanical Contractors, Inc.	(500)	(6,479)
Sale of interest in Bayou Perma-Pipe Canada, Ltd., net of cash disposed	4,599	—
Payment to Fyfe Asia sellers for final net working capital	—	(1,098)
Net cash used in investing activities	(91,799)	(11,521)

Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises, including tax effects	38	1,399
Repurchase of common stock	(16,325)	(7,622)
Proceeds on notes payable	—	1,505
Proceeds from line of credit	34,000	26,000
Principal payments on long-term debt	(4,375)	(33,031)
Net cash provided by (used in) financing activities	13,338	(11,749)
Effect of exchange rate changes on cash	(3,394)	(3,569)
Net decrease in cash and cash equivalents for the period	(83,837)	(39,040)
Cash and cash equivalents, beginning of year	211,696	174,965
Cash and cash equivalents, end of period	$127,859	$135,925
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
The consolidated balance sheet as of December 31, 2015, which is derived from the audited consolidated financial statements, and the interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016.

Acquisitions/Strategic Initiatives/Divestitures
2016 Restructuring
On January 4, 2016, the Company’s board of directors approved a restructuring plan (the “2016 Restructuring”) to reduce the Company’s exposure to the upstream oil markets and to reduce consolidated costs. As part of management’s ongoing assessment of its energy-related businesses, the Company determined that the persistent low price of oil is expected to create market challenges for the foreseeable future, including reduced customer spending in 2016. The Company made significant progress in executing its 2016 Restructuring objectives in the first quarter of 2016, and the Company expects to substantially complete by the end of the second quarter of 2016 all of the objectives set forth in the 2016 Restructuring, including repositioning Energy Services’ upstream operations in California, reducing Corrosion Protection’s upstream exposure by divesting its interest in a Canadian pipe coating joint venture, right-sizing Corrosion Protection to compete more effectively and reducing corporate and other operating costs. The 2016 Restructuring is expected to reduce consolidated annual costs between $15.0 million to $16.0 million, most of which is expected to be realized in 2016, primarily through headcount reductions and office closures. See Note 3.
Infrastructure Solutions Segment (“Infrastructure Solutions”)
On February 18, 2016, the Company acquired Underground Solutions, Inc. and its subsidiary, Underground Solutions Technologies Group, Inc. (collectively, “Underground Solutions”), for a purchase price of $85.0 million plus an additional $5.3 million for the value of the estimated tax benefits associated with Underground Solutions’ net operating loss carry forwards. The purchase price is subject to post-closing working capital adjustments and post-closing adjustments to the value of the net operating loss tax asset. The purchase price included $6.3 million held in escrow as security for the post-closing purchase price adjustments and post-closing indemnification obligations of Underground Solutions’ previous owners. The transaction was funded partially from the Company’s cash balances and partially from borrowings under the Company’s revolving credit facility. To supplement the domestic cash balances, the Company repatriated approximately $30.4 million from foreign subsidiaries to assist in funding the transaction, incurring approximately $3.5 million in additional taxes, a reserve for which was included in the Company’s tax provision amounts for 2015. Underground Solutions provides infrastructure technologies for water, sewer and conduit applications.
In February 2015, the Company sold its wholly-owned subsidiary, Video Injection - Insituform SAS (“VII”), the Company’s French cured-in-place pipe (“CIPP”) contracting operation, to certain employees of VII. In connection with the sale, the Company entered into a five-year exclusive tube supply agreement whereby VII will purchase liners from Insituform Linings Limited. VII will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period. The sale resulted in a loss of approximately $2.9 million that was recorded to other income (expense) in the Consolidated Statement of Operations during the first quarter of 2015.
On October 6, 2014, the Company’s board of directors approved a realignment and restructuring plan (the “2014 Restructuring”) which included the decision to exit Insituform’s contracting markets in France, Switzerland, Hong Kong,

Malaysia and Singapore. The Company has substantially completed all of the aforementioned objectives related to the 2014 Restructuring. See Note 3.
Corrosion Protection Segment (“Corrosion Protection”)
On February 1, 2016, the Company sold its fifty-one percent (51%) interest in its Canadian coating joint venture, Bayou Perma-Pipe Canada, Ltd. (“BPPC”), to its joint venture partner, Perma-Pipe, Inc. The sale price was US $9.6 million, which consisted of a US $7.6 million payment at closing and a US $2.0 million promissory note payable to Company on or before August 1, 2016. BPPC served as the Company’s pipe coating and insulation operation in Canada. The sale of its interest in BPPC was part of a broader effort by the Company to reduce exposure in the North American upstream market in light of expectations for a prolonged low oil price environment. As a result of the sale, the Company recognized a pre-tax, non-cash charge of approximately $0.6 million at December 31, 2015 to reflect the expected loss on the sale of the business. This loss was derived primarily from the release of cumulative currency translation adjustments and was recorded to other income (expense) in the Consolidated Statement of Operations.
Energy Services Segment (“Energy Services”)
On March 1, 2015, the Company acquired Schultz Mechanical Contractors, Inc. (“Schultz”), a California corporation, for a total purchase price of $7.7 million. Schultz primarily services customers in California and Arizona and is a provider of piping installations, concrete construction and excavation and trenching services to the downstream and upstream oil and gas markets. Schultz is part of the Company’s Energy Services reportable segment.
Purchase Price Accounting
During the first quarter of 2016, the Company determined its preliminary accounting for Underground Solutions and finalized its accounting for Schultz. As the Company completes its final accounting for the Underground Solutions acquisition, future adjustments related to working capital, deferred income taxes and goodwill could occur. The goodwill and definite-lived intangible assets associated with the Schultz acquisition are deductible for tax purposes; whereas, the goodwill and definite-lived intangible assets associated with the Underground Solutions acquisition are not deductible for tax purposes.
Underground Solutions and Schultz made the following contribution to the Company’s revenues and profits (in thousands):

	Quarter Ended March 31, 2016		Quarter Ended March 31, 2015
	Underground Solutions(1)	Schultz	Schultz
Revenues	$4,666	$4,710	$517
Net loss	(124)	(341)	(7)
_____________________

(1)	The reported net loss for the period includes inventory step up expense of $1.2 million recognized as part of the accounting for business combinations.
The following unaudited pro forma summary presents combined information of the Company as if the Underground Solutions and Schultz acquisitions had occurred at the beginning of the year preceding their acquisition (in thousands):

	Quarters Ended March 31,
	2016	2015
Revenues	$297,532	$314,753
Net income (1)	(3,850)	569
_____________________

(1)
Includes pro-forma adjustments for depreciation and amortization associated with acquired tangible and intangible assets, as if those assets were recorded at the beginning of the year preceding the acquisition date.

The transaction purchase price to acquire Underground Solutions was $88.8 million, which included: (i) a payment at closing of $85.0 million; (ii) a payment of $5.3 million for the value of the estimated tax benefits associated with Underground Solutions’ net operating loss carry forwards; and (iii) a preliminary working capital adjustment of $1.5 million (payable to the Company).
Total cash consideration recorded to acquire Schultz was $6.7 million, which was funded by the Company’s cash reserves. The cash consideration included the purchase price paid at closing of $7.1 million less working capital adjustments of $0.4 million. The total purchase price was $7.7 million, which represented the cash consideration of $6.7 million plus $1.0 million of deferred contingent consideration. During the first quarter of 2016, $0.5 million of the contingent consideration was paid to the previous owners.
The following table summarizes the fair value of identified assets and liabilities of the Underground Solutions and Schultz acquisitions at their respective acquisition dates (in thousands):

	Underground Solutions	Schultz
Cash	$3,630	$—
Receivables and cost and estimated earnings in excess of billings	6,373	1,086
Inventories	12,839	—
Prepaid expenses and other current assets	777	19
Property, plant and equipment	2,755	162
Identified intangible assets	34,400	3,060
Deferred income tax assets	12,212	—
Other assets	29	—
Accounts payable	(4,653)	(663)
Accrued expenses	(5,011)	—
Billings in excess of cost and estimated earnings	(2,943)	—
Deferred income tax liabilities	(15,232)	—
Total identifiable net assets	$45,176	$3,664

Total consideration recorded	$88,797	$7,662
Less: total identifiable net assets	45,176	3,664
Goodwill at March 31, 2016	$43,621	$3,998

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

Foreign Currency Translation
Net foreign exchange transaction losses of $1.1 million and $0.2 million for the quarters ended March 31, 2016 and 2015, respectively, are included in other income (expense) in the Consolidated Statements of Operations.
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
As of March 31, 2016 and 2015, the Company had accumulated comprehensive income (loss) of $(58.1) million and $(38.8) million, respectively, related to currency translation adjustments, $(6.2) million and $0.0 million, respectively, related to derivative transactions and $0.5 million and $(0.5) million, respectively, related to pension activity in accumulated other comprehensive income.
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
Purchase Price Accounting
The Company accounts for its acquisitions in accordance with FASB ASC 805, Business Combinations. The base cash purchase price plus the estimated fair value of any non-cash or contingent consideration given for an acquired business is allocated to the assets acquired (including identified intangible assets) and liabilities assumed based on the estimated fair values of such assets and liabilities. The excess of the total consideration over the aggregate net fair values assigned is recorded as goodwill. Contingent consideration, if any, is recognized as a liability as of the acquisition date with subsequent adjustments recorded in the consolidated statements of operations. Indirect and general expenses related to business combinations are expensed as incurred.
The Company typically determines the fair value of tangible and intangible assets acquired in a business combination using independent valuations that rely on management’s estimates of inputs and assumptions that a market participant would use. Key assumptions include cash flow projections, growth rates, asset lives, and discount rates based on an analysis of weighted average cost of capital.
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
Investments in Affiliated Companies
Investments in entities in which the Company does not have control or is not the primary beneficiary of a variable interest entity, and for which the Company has 20% to 50% ownership or has the ability to exert significant influence, have historically been accounted for by the equity method. At March 31, 2016 and December 31, 2015, the Company did not own any investments in affiliated companies.
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

Based on its evaluation of the above factors and judgments, as of March 31, 2016, the Company consolidated any VIEs in which it was the primary beneficiary.
Financial data for consolidated variable interest entities are summarized in the following table (in thousands):

Balance sheet data	March 31, 2016 (1)	December 31, 2015 (2)
Current assets	$39,951	$60,730
Non-current assets	25,791	26,316
Current liabilities	18,203	24,784
Non-current liabilities	25,258	25,728
__________________________

(1)	Amounts exclude the assets and liabilities of BPPC, which was sold in February 2016.

(2)	Amounts include $21.1 million of current assets and $7.0 million of current liabilities classified as held for sale. See Note 5.

	Quarters Ended March 31,
Income statement data	2016 (1)	2015
Revenue	$14,736	$18,240
Gross profit	639	2,206
Net income (loss)	(2,940)	130
__________________________

(1)	Includes the results of BPPC through the date of its sale in February 2016.
Newly Issued Accounting Pronouncements
In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment awards to employees, including the accounting for income taxes, classification of awards as either equity or liabilities and classification in the statement of cash flows. The standard is effective for public companies for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the effect the guidance will have on its financial condition and results of operations.
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
In November 2015, the FASB issued guidance that requires all deferred tax assets and liabilities, along with any related valuation allowance, to be presented as non-current within the Consolidated Balance Sheet. It is effective for annual reporting periods beginning after December 15, 2016, but early adoption is permitted. The Company is currently evaluating the effect the guidance will have on its presentation of financial condition.
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

3.    RESTRUCTURING
2016 Restructuring
On January 4, 2016, the Company’s board of directors approved the 2016 Restructuring to reduce its exposure to the upstream oil markets and to reduce consolidated costs. The Company made significant progress in executing its 2016 Restructuring objectives in the first quarter of 2016, and the Company expects to substantially complete by the end of the second quarter of 2016 all of the objectives set forth in the 2016 Restructuring, including repositioning Energy Services’ upstream operations in California, reducing Corrosion Protection’s upstream exposure by divesting its interest in a Canadian pipe coating joint venture, right-sizing Corrosion Protection to compete more effectively and reducing corporate and other operating costs. The 2016 Restructuring is expected to reduce consolidated annual costs between $15.0 million to $16.0 million, most of which is expected to be realized in 2016, primarily through headcount reductions and office closures. The Company’s initial savings estimate was approximately $15.0 million.
As part of the 2016 Restructuring, the Company expects to reduce headcount by approximately 900 employees, or 14.5% of the Company’s total workforce. Headcount reductions associated with the 2016 Restructuring totaled 705 as of March 31, 2016. In connection with the 2016 Restructuring, the Company expects to record estimated pre-tax charges, most of which are cash charges, between $11.0 million to $13.0 million, which is an increase from the original estimate of between $7.0 million to $9.0 million. The increased cost estimate is the result of longer wind-down efforts associated with downsizing our upstream operations in Energy Services and Corrosion Protection. These charges are expected to consist primarily of employee severance, extension of benefits, employment assistance programs, early lease termination and other restructuring costs.
Total pre-tax restructuring charges during the first quarter of 2016 were $9.7 million ($6.6 million after tax), all of which were cash charges. These charges included employee severance, retention, extension of benefits, employment assistance programs and other restructuring costs associated with the restructuring efforts described above.

During the quarter ended March 31, 2016, the Company recorded pre-tax expense related to the 2016 Restructuring as follows (in thousands):

	Quarter Ended March 31, 2016
	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Severance and benefit related costs	$1,912	$2,420	$1,309	$5,641
Lease termination costs	—	—	969	969
Relocation and other moving costs	—	—	120	120
Other restructuring costs (1)	241	317	2,454	3,012
Total pre-tax restructuring charges (2)	$2,153	$2,737	$4,852	$9,742
__________________________

(1)	Primarily includes charges related to the downsizing of the Company's upstream operations in California.

(2)	Includes $1.0 million of corporate-related restructuring charges that have been allocated to the reportable segments.
2016 Restructuring costs related to severance, other termination benefit costs and early lease termination costs for the quarter ended March 31, 2016 were $6.7 million and are reported, along with similar charges for the 2014 Restructuring, on a separate line in the Consolidated Statements of Operations in accordance with FASB ASC 420, Exit or Disposal Cost Obligations.
The following tables summarize all charges related to the 2016 Restructuring recognized in the quarter ended March 31, 2016 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

Quarter Ended March 31, 2016
Cost of revenues	$49
Operating expenses	2,963
Restructuring charges	6,730
Total pre-tax restructuring charges (1)	$9,742
__________________________

(1)	All charges incurred during the period will be settled in cash, either during the current period or future periods.
The following tables summarize the 2016 Restructuring activity during the first quarter of 2016 (in thousands):

	2016 Charge to Income	Utilized in 2016		Reserves at March 31, 2016
		Cash(1)	Non-Cash
Severance and benefit related costs	$5,641	$3,062	$—	$2,579
Lease termination costs	969	583	—	386
Relocation and other moving costs	120	120	—	—
Other restructuring costs	3,012	2,906	—	106
Total pre-tax restructuring charges	$9,742	$6,671	$—	$3,071
__________________________

(1)	Refers to cash utilized to settle charges during the first quarter of 2016.

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
The Company has substantially completed all of the aforementioned objectives related to the 2014 Restructuring. Headcount reductions associated with the 2014 Restructuring totaled 86 as of March 31, 2016. Remaining headcount reductions and cash costs related to the 2014 Restructuring are not expected to be material.
Total pre-tax 2014 Restructuring charges since inception were $60.3 million ($44.8 million after tax) and consisted of non-cash charges totaling $48.3 million and cash charges totaling $12.0 million. The non-cash charges of $48.3 million included (i) $22.2 million related to the impairment of certain long-lived assets and definite-lived intangible assets for Bayou’s pipe coating operation in Louisiana, which is reported in Corrosion Protection, and (ii) $26.1 million related to impairment of definite-lived intangible assets, allowances for accounts receivable, write-off of certain other current assets and long-lived assets, inventory obsolescence, as well as losses related to the sales of the Company’s CIPP contracting operations in France and Switzerland, which are reported in Infrastructure Solutions. Cash charges totaling $12.0 million included employee severance, retention, extension of benefits, employment assistance programs and other costs associated with the restructuring of Insituform’s European and Asia-Pacific operations and Fyfe’s worldwide business.
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
During the quarters ended March 31, 2016 and 2015, the Company recorded pre-tax (income) expense related to the 2014 Restructuring as follows (in thousands):

	Quarters Ended March 31,
	2016	2015
Severance and benefit related costs	$67	$516
Lease termination costs	—	141
Allowances for doubtful accounts	(341)	(999)
Other restructuring costs (1)	94	3,880
Total pre-tax restructuring charges (reversals) (2)	$(180)	$3,538
__________________________

(1)
For the quarter ended March 31, 2015, includes charges related to the write-off of certain other assets, including the loss on the sale of the CIPP contracting operation in France in February 2015, including the release of cumulative currency translation adjustments, professional fees and certain other restructuring charges.

(2)	All charges for the quarters ended March 31, 2016 and 2015 relate to Infrastructure Solutions.
2014 Restructuring costs related to severance, other termination benefit costs and early lease termination costs for the quarters ended March 31, 2016 and 2015 were $0.1 million and $0.7 million, respectively, and are reported, along with similar charges for the 2016 Restructuring, on a separate line in the Consolidated Statements of Operations in accordance with FASB ASC 420, Exit or Disposal Cost Obligations.

The following tables summarize all charges related to the 2014 Restructuring recognized in the quarters ended March 31, 2016 and 2015 as presented in their affected line in the Consolidated Statements of Operations (in thousands):

	Quarters Ended March 31,
	2016			2015
	Other Non-Cash Restructuring Charges (Reversals)	Cash Restructuring Charges (Reversals) (1)	Total	Other Non-Cash Restructuring Charges (Reversals)	Cash Restructuring Charges (1)	Total
Cost of revenues	$—	$(14)	$(14)	$(166)	$180	$14
Operating expenses	(341)	(21)	(362)	(1,021)	1,153	132
Restructuring charges	—	67	67	—	658	658
Other expense (2)	129	—	129	2,692	42	2,734
Total pre-tax restructuring charges (reversals) (3)	$(212)	$32	$(180)	$1,505	$2,033	$3,538
__________________________

(1)	Cash charges consist of charges incurred during the period that will be settled in cash, either during the current period or future periods.

(2)
Charges in the quarter ended March 31, 2015 primarily include the loss on sale of the CIPP contracting operation in France in February 2015, including the release of cumulative currency translation adjustments.

(3)	All charges relate to Infrastructure Solutions.

The following tables summarize the 2014 Restructuring activity during the first quarters of 2016 and 2015 (in thousands):

				Utilized
	Reserves at December 31, 2015	Charge (Credit) to Income	Foreign Currency Translation	Cash(1)	Non-Cash	Reserves at March 31, 2016
Severance and benefit related costs	$—	$67	$—	$—	$—	$67
Lease termination expenses	—	—	—	—	—	—
Allowances for doubtful accounts	6,605	(341)	49	—	235	6,078
Other restructuring costs	968	94	33	45	129	921
Total pre-tax restructuring charges (reversals)	$7,573	$(180)	$82	$45	$364	$7,066
__________________________

(1)	Refers to cash utilized to settle charges, either those reserved at December 31, 2015 or charged to income during the first quarter of 2016.

				Utilized
	Reserves at December 31, 2014	Charge (Credit) to Income	Foreign Currency Translation	Cash(1)	Non-Cash	Reserves at March 31, 2015
Severance and benefit related costs	$466	$516	$(2)	$82	$—	$898
Lease termination expenses	—	141	—	141	—	—
Allowances for doubtful accounts	11,464	(999)	(1)	—	(124)	10,588
Other restructuring costs	2,496	3,880	(102)	1,297	2,572	2,405
Total pre-tax restructuring charges	$14,426	$3,538	$(105)	$1,520	$2,448	$13,891
__________________________

(1)	Refers to cash utilized to settle charges, either those reserved at December 31, 2014 or charged to income during the first quarter of 2015.

4.    SHARE INFORMATION
Earnings per share have been calculated using the following share information:

	Quarters Ended March 31,
	2016	2015
Weighted average number of common shares used for basic EPS	35,488,580	37,309,829
Effect of dilutive stock options and restricted and deferred stock unit awards	—	231,720
Weighted average number of common shares and dilutive potential common stock used in dilutive EPS	35,488,580	37,541,549
The Company excluded 391,885 stock options and restricted and deferred stock units in the first quarter of 2016 from the diluted earnings per share calculation for the Company’s common stock because of the reported net loss for the period. The Company excluded 164,014 and 270,061 stock options for the quarters ended March 31, 2016 and 2015, respectively, from the diluted earnings per share calculations for the Company’s common stock because they were anti-dilutive as their exercise prices were greater than the average market price of common shares for each period.

5.    ASSETS HELD FOR SALE
On December 31, 2015, the Company entered into a definitive agreement to sell its 51% interest in BPPC, a pipe coatings company in Western Canada, to its joint venture partner, MFRI, Inc. The transaction closed effective February 1, 2016. BPPC was classified as held-for-sale at December 31, 2015. See Note 1 for further discussion of this sale.
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

6.    GOODWILL AND IDENTIFIED INTANGIBLE ASSETS
Goodwill
The following table presents a reconciliation of the beginning and ending balances of the Company’s goodwill at January 1, 2016 and March 31, 2016 (in thousands):

	Infrastructure Solutions	Corrosion Protection	Energy Services	Total
Balance, January 1, 2016
Goodwill, gross	$190,525	$73,345	$80,246	$344,116
Accumulated impairment losses	(16,069)	(45,400)	(33,527)	(94,996)
Goodwill, net	174,456	27,945	46,719	249,120
Acquisitions (1)	43,621	—	—	43,621
Foreign currency translation	1,138	600	—	1,738
Balance, March 31, 2016
Goodwill, gross	235,284	73,945	80,246	389,475
Accumulated impairment losses	(16,069)	(45,400)	(33,527)	(94,996)
Goodwill, net	$219,215	$28,545	$46,719	$294,479
__________________________

(1)	During the first quarter of 2016, the Company recorded goodwill of $43.6 million related to the acquisition of Underground Solutions (see Note 1).
Identified Intangible Assets
Identified intangible assets consisted of the following (in thousands):

(in thousands)		March 31, 2016			December 31, 2015
	Weighted Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
License agreements	4.1	$3,898	$(3,320)	$578	$3,893	$(3,275)	$618
Leases	11.3	2,065	(801)	1,264	2,065	(764)	1,301
Trademarks (1)	15.0	24,079	(6,649)	17,430	22,519	(6,262)	16,257
Non-competes	2.2	1,210	(972)	238	1,210	(945)	265
Customer relationships (1)	12.5	185,222	(44,779)	140,443	164,779	(41,967)	122,812
Patents and acquired technology (1)	13.7	68,492	(22,947)	45,545	55,260	(22,395)	32,865
		$284,966	$(79,468)	$205,498	$249,726	$(75,608)	$174,118
__________________________

(1)
During the first quarter of 2016, the Company recorded trademarks, customer relationships and acquired technology of $20.2 million, $1.5 million and $12.8 million, respectively, related to the acquisition of Underground Solutions (see Note 1).

Amortization expense was $3.7 million and $3.1 million for the quarters ended March 31, 2016 and 2015, respectively. Estimated amortization expense by year is as follows (in thousands):

2016	$16,544
2017	17,040
2018	16,937
2019	16,749
2020	16,715

7.    LONG-TERM DEBT AND CREDIT FACILITY
Financing Arrangements
Long-term debt, term note and notes payable consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Term note, due October 30, 2020, annualized rates of 2.63% and 2.61%, respectively	$341,250	$345,625
Line of credit, 2.44%	34,000	—
Other notes with interest rates from 3.3% to 6.5%	9,852	9,797
Subtotal	385,102	355,422
Less – Current maturities and notes payable	17,649	17,648
Less – Unamortized loan costs	4,072	4,294
Total	$363,381	$333,480
In October 2015, the Company entered into an amended and restated $650.0 million senior secured credit facility (the “Credit Facility”) with a syndicate of banks. Bank of America, N.A. served as the sole administrative agent and JP Morgan Chase Bank, N.A. and U.S. Bank National Association acted as co-syndication agents. Merrill Lynch Pierce Fenner & Smith Incorporated, JPMorgan Securities LLC and U.S. Bank National Association acted as joint lead arrangers and joint book managers in the syndication of the Credit Facility.
The Credit Facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility. The Company drew the entire term loan from the Credit Facility to (i) retire $344.7 million in indebtedness outstanding under the Company’s prior credit facility; (ii) fund expenses associated with the Credit Facility; and (iii) for general corporate purposes.
Generally, interest is charged on the principal amounts outstanding under the Credit Facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on the Company’s consolidated leverage ratio. The Company can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which also is based on the Company’s consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus Company’s applicable rate) as of March 31, 2016 was approximately 2.48%.
The Company’s indebtedness at March 31, 2016 consisted of $341.3 million outstanding from the $350.0 million term loan under the Credit Facility and $34.0 million on the line of credit under the Credit Facility. In February 2016, the Company borrowed $30.0 million on the line of credit to help fund the acquisition of Underground Solutions and in March 2016 borrowed $4.0 million for international working capital needs. Additionally, the Company designated $9.6 million of debt held by its joint venture partners (representing funds loaned by its joint venture partners) as third-party debt in the consolidated financial statements and held $0.2 million of third-party notes and bank debt at March 31, 2016.
Beginning in the first quarter of 2016, FASB ASC 835-30, Interest–Imputation of Interest (“FASB ASC 835-30”) requires a change in the balance sheet presentation of debt issuance costs to be a deduction from the carrying amount of the related debt liability instead of a deferred charge as previously reported. As such, the Company has presented unamortized loan costs of $4.1 million and $4.3 million at March 31, 2016 and December 31, 2015, respectively, as a reduction to long-term debt on the Company’s consolidated balance sheet. Comparable periods have been retrospectively adjusted in accordance with FASB ASC 835-30.
As of March 31, 2016, the Company had $31.8 million in letters of credit issued and outstanding under the Credit Facility. Of such amount, $16.6 million was collateral for the benefit of certain of our insurance carriers and $15.2 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
The Company’s indebtedness at December 31, 2015 consisted of $345.6 million outstanding from the term loan under the Credit Facility and zero on the line of credit under the Credit Facility. Additionally, the Company designated $9.6 million of debt held by its joint ventures (representing funds loaned by its joint venture partners) as third-party debt in the consolidated financial statements and held $0.1 million of third-party notes and bank debt at December 31, 2015. Further, the Company had $1.9 million in debt listed as held for sale at December 31, 2015 relating to the sale of BPPC (see Note 5).
At March 31, 2016 and December 31, 2015, the estimated fair value of the Company’s long-term debt was approximately $388.7 million and $349.1 million, respectively. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model, which are based on Level 3 inputs as defined in Note 11.

In October 2015, the Company entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020. The notional amount of this swap mirrors the amortization of a $262.5 million portion of the Company’s $350.0 million term loan drawn from the Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated on the amortizing $262.5 million notional amount. The annualized borrowing rate of the swap at March 31, 2016 was 3.46%. The receipt of the monthly LIBOR-based payment offsets a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of the Company’s term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.
The Credit Facility is subject to certain financial covenants, including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. Subject to the specifically defined terms and methods of calculation as set forth in the Credit Facility’s credit agreement, the financial covenant requirements, as of each quarterly reporting period end, are defined as follows:

•
Consolidated financial leverage ratio compares consolidated funded indebtedness to Credit Facility defined income. The initial maximum amount was not to initially exceed 3.75 to 1.00. In connection with the acquisition of Underground Solutions, the Company executed a one-time election, in accordance with the Credit Agreement, to increase the consolidated financial leverage ratio to 4.00 to 1.00 for a period of one year. After which, the ratio will decrease periodically at scheduled reporting periods to not more that 3.75 to 1.00 beginning with the quarter ending March 31, 2017. At March 31, 2016, the Company’s consolidated financial leverage ratio was 3.42 to 1.00 and, using the Credit Facility defined income, the Company had the capacity to borrow up to $65.9 million of additional debt.

•
Consolidated fixed charge coverage ratio compares Credit Facility defined income to Credit Facility defined fixed charges with a minimum permitted ratio of not less than 1.25 to 1.00. At March 31, 2016, the Company’s fixed charge ratio was 1.57 to 1.00.

At March 31, 2016, the Company was in compliance with all of its debt and financial covenants as required under the Credit Facility.

8.    STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION
Share Repurchase Plan
In November 2015, and in connection with the terms of the amended Credit Facility, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock to be made during 2015 and 2016. In March 2016, the Company’s board of directors authorized the open market repurchase of up to an additional $20.0 million of the Company’s common stock during 2016 following expiration of the November 2015 program. The Company began repurchasing shares under this new program in April 2016 immediately following completion of the November 2015 program. In addition to the above, the Company has authorization under the Credit Facility to repurchase up to an additional $20.0 million of the Company’s common stock during 2016. Once a repurchase is complete, the Company promptly retires the shares.
The Company is also authorized to utilize up to $10.0 million in cash to purchase shares of the Company’s common stock in each calendar year in connection with the Company’s equity compensation programs for employees. The participants in the Company’s equity plans may surrender shares of common stock in satisfaction of tax obligations arising from the vesting of restricted stock awards under such plans and in connection with the exercise of stock option awards. The deemed price paid is the closing price of the Company’s common stock on the Nasdaq Global Select Market on the date that the restricted stock vests or the shares of the Company’s common stock are surrendered in exchange for stock option exercises. The option holder may elect a “net, net” exercise in connection with the exercise of employee stock options such that the option holder receives a number of shares equal to (i) the built-in gain in the option shares divided by the market price of the Company’s common stock on the date of exercise, less (ii) a number of shares equal to the taxes due upon the exercise of the option divided by the market price of the Company’s common stock on the date of exercise. The shares of Company common stock surrendered to the Company for taxes due on the exercise of the option are deemed repurchased by the Company.
During the quarter ended March 31, 2016, the Company acquired 858,582 shares of the Company’s common stock for $15.3 million ($17.83 average price per share) through the open market repurchase program discussed above and 52,074 shares of the Company’s common stock for $1.0 million ($19.61 average price per share) in connection with the vesting of restricted stock, restricted stock units and the exercise of stock options. Once repurchased, the Company immediately retired all such shares.

Equity-Based Compensation Plans
At March 31, 2016, the Company had two active equity-based compensation plans under which awards may be made, including stock appreciation rights, restricted shares of common stock, performance awards, stock options and stock units. The Company’s 2013 Employee Equity Incentive Plan (the “2013 Employee Plan”) has 2,895,000 shares of the Company’s common stock reserved for issuance and, at March 31, 2016, 350,022 shares of common stock were available for issuance. The Company’s 2011 Non-Employee Director Equity Incentive Plan (“2011 Director Plan”) has 250,000 shares of the Company’s common stock registered for issuance and, at March 31, 2016, 69,264 shares of common stock were available for issuance.
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
A summary of the stock award activity is as follows:

	Quarter Ended March 31, 2016
	Stock Awards	Weighted Average Award Date Fair Value
Outstanding at January 1, 2016	1,275,707	$19.60
Restricted shares awarded	—	—
Restricted stock units awarded	274,058	18.20
Performance stock units awarded	234,776	18.24
Restricted shares distributed	(143,993)	23.65
Restricted stock units distributed	(9,733)	21.58
Performance stock units distributed	—	—
Restricted shares forfeited	(14,528)	23.40
Restricted stock units forfeited	(45,340)	17.33
Performance stock units forfeited	(41,484)	18.68
Outstanding at March 31, 2016	1,529,463	$18.80
Expense associated with stock awards was $2.3 million and $1.5 million for the quarters ended March 31, 2016 and 2015, respectively. Unrecognized pre-tax expense of $18.8 million related to stock awards is expected to be recognized over the weighted average remaining service period of 2.26 years for awards outstanding at March 31, 2016.
Deferred Stock Unit Awards
Deferred stock units are generally awarded to directors of the Company and represent the Company’s obligation to transfer one share of the Company’s common stock to the grantee at a future date and are generally fully vested on the date of grant. The expense related to the issuance of deferred stock units is recorded as of the date of the award.
A summary of deferred stock unit activity is as follows:

	Quarter Ended March 31, 2016
	Deferred Stock Units	Weighted Average Award Date Fair Value
Outstanding at January 1, 2016	247,219	$19.92
Awarded	1,062	19.07
Distributed	—	—
Outstanding at March 31, 2016	248,281	$19.91
Expense associated with awards of deferred stock units was immaterial for the quarters ended March 31, 2016 and 2015, respectively.

Stock Options
Stock options on the Company’s common stock are awarded from time to time to executive officers and certain key employees of the Company. Stock options granted generally have a term of seven to ten years and an exercise price equal to the market value of the underlying common stock on the date of grant.
A summary of stock option activity is as follows:

	Quarter Ended March 31, 2016
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2016	288,383	$21.78
Granted	—	—
Exercised	(18,193)	16.80
Canceled/Expired	—	—
Outstanding at March 31, 2016	270,190	$22.06
Exercisable at March 31, 2016	270,190	$22.06
Expense associated with stock option grants was $0.0 million and $0.1 million in the quarters ended March 31, 2016 and 2015, respectively. There was no unrecognized pre-tax expense related to stock option grants at March 31, 2016.
Financial data for stock option exercises are summarized as follows (in thousands):

	Quarters Ended March 31,
	2016	2015
Amount collected from stock option exercises	$306	$1,299
Total intrinsic value of stock option exercises	352	273
Tax shortfall of stock option exercises recorded in additional paid-in-capital	18	100
Aggregate intrinsic value of outstanding stock options	320	543
Aggregate intrinsic value of exercisable stock options	320	543
The intrinsic value calculations are based on the Company’s closing stock price of $21.09 and $18.05 on March 31, 2016 and 2015, respectively.
The Company uses a binomial option-pricing model for valuation purposes to reflect the features of stock options granted. Volatility, expected term and dividend yield assumptions are based on the Company’s historical experience. The risk-free rate is based on a U.S. treasury note with a maturity similar to the option grant’s expected term. There were no stock options awarded during 2016 or 2015.

9.    TAXES ON INCOME
The Company’s effective tax rate in the quarter ended March 31, 2016 was a benefit of 54.6% on a pre-tax loss and was favorably impacted by a $1.9 million benefit related to the reversal of a previously recorded valuation allowance due to changes in the realization of future tax benefits.
For the quarter ended March 31, 2015, the Company’s effective tax rate was 57.6%. The high effective tax rate on pre-tax income was unfavorably impacted by a relatively small income tax benefit recorded on pre-tax charges related to the 2014 Restructuring and the impact of discrete tax items that were related to non-deductible restructuring charges. In addition, the rate was negatively influenced by recording no tax benefit on losses in jurisdictions where valuation allowances were recorded against deferred tax assets.

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
Contingencies
In February 2016, the Company entered into a conditional agreement to settle an outstanding dispute with a project client in the Infrastructure Solutions platform. As a result of the conditional settlement, the Company recorded a $2.7 million accrual as of December 31, 2015 in accordance with FASB ASC Subtopic No. 450-20, Contingencies - Loss Contingencies (“FASB ASC 450-20”). In March 2016, the Company entered into the final agreement and paid the settlement amount in April 2016.
In connection with the Brinderson acquisition, certain pre-acquisition matters were identified in 2014 whereby a loss is both probable and reasonably estimable. The Company identified the range of possible loss from zero to $24 million. The Company establishes liabilities in accordance with FASB ASC 450-20, and accordingly, recorded an accrual related to various legal, tax, employee benefit and employment matters. As of March 31, 2016 and December 31, 2015, the remaining accrual relating to the matter was $10.5 million and represented the Company’s reasonable estimate of probable loss related to the Brinderson pre-acquisition matters. The Company believes it has meritorious defenses against certain of these remaining matters.
Purchase Commitments
The Company had no material purchase commitments at March 31, 2016.
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
The Company regularly reviews its exposure under all its engagements, including performance guarantees by contractual joint ventures and indemnification of its surety. As a result of the most recent review, the Company has determined that the risk of material loss is remote under these arrangements and has not recorded a liability for these risks at March 31, 2016 on its consolidated balance sheet.

11.    SEGMENT REPORTING
The Company has three operating segments, which are also its reportable segments: Infrastructure Solutions; Corrosion Protection; and Energy Services. The Company’s operating segments correspond to its management organizational structure. Each operating segment has a president who reports to the Company’s chief executive officer, who is also the chief operating decision manager (“CODM”). The operating results and financial information reported by each of the segments are evaluated separately, regularly reviewed and used by the CODM to evaluate segment performance, allocate resources and determine management incentive compensation.
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

Financial information by segment was as follows (in thousands):

	Quarters Ended March 31,
	2016 (1)	2015 (2)
Revenues:
Infrastructure Solutions	$125,762	$122,473
Corrosion Protection	92,446	101,743
Energy Services	75,700	84,950
Total revenues	$293,908	$309,166

Gross profit:
Infrastructure Solutions	$29,744	$28,615
Corrosion Protection	17,199	20,829
Energy Services	7,471	9,746
Total gross profit	$54,414	$59,190

Operating income (loss):
Infrastructure Solutions (3)	$5,808	$7,332
Corrosion Protection (4)	(5,670)	500
Energy Services (5)	(4,277)	1,293
Total operating income (loss)	$(4,139)	$9,125
_______________________

(1)
Results include: (i) $9.7 million of 2016 Restructuring charges (see Note 3), (ii) $0.2 million of 2014 Restructuring expense reversals (see Note 3); (iii) $1.0 million of costs incurred related to the acquisition of Underground Solutions and other acquisition targets; and (iv) inventory step up expense of $1.2 million recognized as part of the accounting for business combinations (see Note 1).

(2)	Results include: (i) $0.8 million of 2014 Restructuring charges (see Note 3); and (ii) $0.3 million of costs incurred related to the acquisition of Schultz and other acquisition targets.

(3)
Operating income for the quarter ended March 31, 2016 includes: (i) $2.2 million of 2016 Restructuring charges (see Note 3), (ii) $0.2 million of 2014 Restructuring expense reversals (see Note 3); (iii) $1.0 million of costs incurred related to the acquisitions of Underground Solutions and other acquisition targets; and (iv) inventory step up expense of $1.2 million recognized as part of the accounting for business combinations (see Note 1). Operating income for the quarter ended March 31, 2015 includes $0.8 million of 2014 Restructuring charges (see Note 3).

(4)	Operating loss for the quarter ended March 31, 2016 includes: (i) $2.7 million of 2016 Restructuring charges (see Note 3).

(5)
Operating loss for the quarter ended March 31, 2016 includes: (i) $4.9 million of 2016 Restructuring charges (see Note 3). Operating income for the quarter ended March 31, 2015 includes $0.3 million of costs incurred related to the acquisition of Schultz and other acquisition targets.

The following table summarizes revenues, gross profit and operating income by geographic region (in thousands):

	Quarters Ended March 31,
	2016	2015
Revenues (1):
United States	$223,569	$223,141
Canada	27,619	46,651
Europe	13,821	14,118
Other foreign	28,899	25,256
Total revenues	$293,908	$309,166

Gross profit:
United States	$39,862	$37,854
Canada	5,414	12,188
Europe	2,789	4,225
Other foreign	6,349	4,923
Total gross profit	$54,414	$59,190

Operating income (loss):
United States	$(7,552)	$(2,913)
Canada	1,569	8,599
Europe	159	1,471
Other foreign	1,685	1,968
Total operating income (loss)	$(4,139)	$9,125
__________________________

(1)
Revenues are attributed to the country of origin for the Company’s legal entities. For a significant majority of its legal entities, the country of origin relates to the country or geographic area that it services.

12.    DERIVATIVE FINANCIAL INSTRUMENTS
As a matter of policy, the Company uses derivatives for risk management purposes, and does not use derivatives for speculative purposes. From time to time, the Company may enter into foreign currency forward contracts to hedge foreign currency cash flow transactions. For cash flow hedges, a gain or loss is recorded in the consolidated statements of operations upon settlement of the hedge. All of the Company’s hedges that are designated as hedges for accounting purposes were highly effective; therefore, no notable amounts of hedge ineffectiveness were recorded in the Company’s consolidated statements of operations for the outstanding hedged balance. During each of the quarters ended March 31, 2016 and 2015, the Company recorded less than $0.1 million as a gain on the consolidated statements of operations in the other income (expense) line item upon settlement of the cash flow hedges. At March 31, 2016, the Company recorded a net deferred loss of $6.2 million related to the cash flow hedges in accrued expenses and other comprehensive income on the consolidated balance sheets and on the foreign currency translation adjustment and derivative transactions line of the consolidated statements of equity. The Company presents derivative instruments in the consolidated financial statements on a gross basis. The gross and net difference of derivative instruments are considered to be immaterial to the financial position presented in the financial statements.
The Company engages in regular inter-company trade activities and receives royalty payments from its wholly-owned Canadian entities, paid in Canadian dollars, rather than the Company’s functional currency, U.S. dollars. The Company utilizes foreign currency forward exchange contracts to mitigate the currency risk associated with the anticipated future payments from its Canadian entities.
In October 2015, the Company entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020. The notional amount of this swap mirrored the amortization of a $262.5 million portion of the Company’s $350.0 million term loan drawn from the Credit Facility. The swap requires the Company to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provides for the Company to receive a payment based upon a variable monthly LIBOR interest rate calculated by amortizing the $262.5 million same notional amount. The annualized borrowing rate of the swap at March 31, 2016 was 3.46%. The receipt of the monthly LIBOR-based payment offset a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of the Company’s term loan from the Credit Facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.
The following table provides a summary of the fair value amounts of our derivative instruments, all of which are Level 2 inputs as defined below (in thousands):

Designation of Derivatives	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$—	$18
	Total Assets	$—	$18

Forward Currency Contracts	Accrued expenses	$1,148	$243
Interest Rate Swaps	Other non-current liabilities	5,055	13
	Total Liabilities	$6,203	$256

Derivatives Not Designated as Hedging Instruments:
Forward Currency Contracts	Prepaid expenses and other current assets	$—	$91
	Total Assets	$—	$91

Forward Currency Contracts	Accrued expenses	$151	$—
	Total Liabilities	$151	$—

	Total Derivative Assets	$—	$109
	Total Derivative Liabilities	6,354	256
	Total Net Derivative Liability	$(6,354)	$(147)
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
The following table represents assets and liabilities measured at fair value on a recurring basis and the basis for that measurement at March 31, 2016 and December 31, 2015 (in thousands):

	Total Fair Value at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$—	$—	$—	$—
Total	$—	$—	$—	$—

Liabilities:
Forward Currency Contracts	$1,299	$—	$1,299	$—
Interest Rate Swap	5,055	—	5,055	—
Total	$6,354	$—	$6,354	$—

	Total Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Forward Currency Contracts	$109	$—	$109	$—
Total	$109	$—	$109	$—

Liabilities:
Forward Currency Contracts	$243	$—	$243	$—
Interest Rate Swap	13	—	13	—
Total	$256	$—	$256	$—
The following table summarizes the Company’s derivative positions at March 31, 2016:

	Position	Notional Amount	Weighted Average Remaining Maturity In Years	Average Exchange Rate
Canadian Dollar/USD	Sell	$3,704,127	0.2	1.30
USD/British Pound	Sell	£4,595,000	0.2	1.44
EURO/British Pound	Sell	£8,000,000	0.2	0.79
Interest Rate Swap		$255,937,500	4.6
The Company had no transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2016. Certain financial instruments are required to be recorded at fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, the Company does not believe any such changes would have a material impact on its financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates fair value, which are based on Level 2 inputs as previously defined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
We believe that certain accounting policies could potentially have a more significant impact on our consolidated financial statements, either because of the significance of the consolidated financial statements to which they relate or because they involve a higher degree of judgment and complexity. A summary of such critical accounting policies can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2015.

Forward-Looking Information
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. We make forward-looking statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q that represent our beliefs or expectations about future events or financial performance. These forward-looking statements are based on information currently available to us and on management’s beliefs, assumptions, estimates and projections and are not guarantees of future events or results. When used in this report, the words “anticipate,” “estimate,” “believe,” “plan,” “intend,” “may,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on February 29, 2016, and in our subsequent Quarterly Reports on Form 10-Q, including this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, our actual results may vary materially from those anticipated, estimated, suggested or projected. Except as required by law, we do not assume a duty to update forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by us from time to time in our filings with the Securities and Exchange Commission. Please use caution and do not place reliance on forward-looking statements. All forward-looking statements made by us in this report are qualified by these cautionary statements.

Executive Summary
We are a global leader in infrastructure protection and maintenance, providing proprietary technologies and services: (i) to protect against the corrosion of industrial pipelines; (ii) to rehabilitate and strengthen water, wastewater, energy and mining piping systems as well as buildings, bridges, tunnels and other commercial and industrial structures; and (iii) to utilize integrated professional services in engineering, procurement, construction, maintenance and turnaround services for a broad range of energy related industries. Our business activities include manufacturing, distribution, maintenance, construction, installation, coating and insulation, cathodic protection, research and development and licensing. Our products and services are currently utilized and performed in approximately 80 countries across six continents. We believe the depth and breadth of our products and services platform make us a leading provider for the world’s infrastructure rehabilitation and protection needs.
Strategy Initiatives
Aegion is committed to being a valued partner to our customers. We are focused on expanding those relationships by improving execution in all that we do while also developing or acquiring innovative technologies and comprehensive services to enhance our capabilities to help our customers solve complex infrastructure problems. We are pursuing a number of strategic initiatives, including the following:

•
We seek to create a diverse portfolio of near trenchless installed technologies to rehabilitate pipelines under pressure, primarily potable water, through both internal development and acquisitions to address our customers’ needs to maintain and improve their aging and damaged water and wastewater pipeline infrastructure. On February 18, 2016, we acquired Underground Solutions, Inc., adding their patented Fusible PVC® pipe technology to expand our presence in the pressure pipe market. We are also pursuing two internal R&D efforts to improve existing cured-in-place pipe rehabilitation products and develop a new technology specifically for the small diameter pipeline rehabilitation portion of the market. With our Fyfe®/Fibrwrap® technology for large diameter pipelines, we plan to offer our customers a broader set of trenchless rehabilitation solutions in the years to come. Our enhanced portfolio of technologies gives us a sizeable presence in a highly fragmented market in North America, with approximately $100 million in estimated 2016 revenues.

•
Our customers have a growing need to more accurately assess and manage their infrastructure assets. This is particularly the case in the midstream pipeline market given the need for safety, regulatory compliance and protecting the environment. We are investing to create an asset integrity program designed to increase the accuracy of the important pipeline corrosion assessment data we collect today and upgrade how we share this valuable information with customers. We plan to use geospatial mapping software and data management systems to interface with the database systems most commonly used by our large customers. We are also creating a robust database repository to help other customers with their integrity management systems. Our ability to automate data gathering, storage and visualization of the content we provide can improve our efficiency in operations and standardize our proposals, processes and reporting format. We seek to add over time new services in the areas of data validation, advanced analytics, predictive maintenance and improve customer regulatory compliance.

•
We strive to be a strong partner with our customers across the markets we serve. Our experience and expertise give us the ability to efficiently adopt new technologies and services to expand our abilities to solve the problems our customers face. Our strategy is to find value added and higher margin technologies and services, which complement our existing portfolio, expand our service offerings and give us the opportunity to strengthen our relationships with customers. To that end, we recently hired a chief sales officer to bring greater focus on our sales efforts across the Company.

Aegion is committed to improving as a company and charting the right course for future growth. In 2015, we formalized a set of core values across the company to guide us toward our mission to keep infrastructure working better, safer and longer for our customers throughout the world. Our five core values are:
Zero safety incidents are possible: Every Aegion employee is expected to deliver best-in-class safety performance at all times.
Do what’s right: Honesty, integrity and respect guide our decision-making, our actions and our relationships with customers, stockholders, colleagues and the communities where we live and work.
We Solve Problems: We support our customers’ success by understanding better than anyone how to identify and solve problems.
Results Matter: We own the consequences of our actions and realize we are ultimately accountable to our customers and stockholders.
Be Better: We never settle for the status quo and strive each day to do better and be better.
In 2016, we introduced The Aegion Way, an initiative founded on the proven Lean principles of continuous improvement, which utilizes the scientific method and individual accountability to continuously eliminate waste, errors, redundancies and inefficiencies. The Aegion Way informs Aegion employees on how to live the values, especially our efforts to be better and solve problems.
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
Corrosion Protection – Investment in North America’s pipeline infrastructure is required to transport product from non-conventional oil and gas fields, the Gulf of Mexico deep-water reserves and the oil and gas shale reserves, to end markets. Corrosion Protection has a broad portfolio of technologies and services to protect pipelines, including cathodic protection, interior pipe linings, interior and exterior pipe corrosion prevention coatings and insulation coatings as well as an increasing offering of inspection and repair capabilities. We provide solutions to customers to enhance the safety, environmental integrity, reliability and compliance of their pipelines in the oil and gas market. We will seek to license or acquire new technologies based on the needs of our customers, those of which would benefit from our market-leading presence and sizeable distribution channel. We are investing in systems and processes designed to offer better solutions and strengthen the relationships with our customers.
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

Business Outlook
For 2016, we anticipate favorable and stable end markets within the municipal water and wastewater and commercial infrastructure markets, served by the Infrastructure Solutions segment, and United States West Coast downstream refining, served by the Energy Services segment, which comprise a majority of our business. Infrastructure Solutions remains focused on maintaining its leadership position by improving execution with our crew-based installation methods and improving upon our low cost position in manufacturing the products used to rehabilitate aging and damaged water and wastewater pipelines globally, but in particular in the North American market. The acquisition of Underground Solutions on February 18, 2016 represents an important step to advance our strategic objective to expand our presence in the growing near trenchless pressure pipe rehabilitation market in North America. Underground Solutions’ contributions in 2016 are expected to be accretive to earnings per share.
We anticipate a second full year of challenging upstream energy market conditions as a result of the persistent low oil price environment. In January 2016, we took actions to reduce our exposure in high-cost oil extraction regions in Canada and Central California. As a result of customer actions and our own decisions, we expect an approximate $100 million reduction in annual revenues in those two regions. During the fourth quarter of 2015, two large upstream customers in Central California significantly reduced our time and material maintenance contracts going forward, which represented approximately $70 million in annual revenues. Additionally, we sold our 51% ownership in a Western Canada pipe coating joint venture on February 1, 2016, which represented approximately $30 million in annual revenues. These actions reduced the Company’s upstream exposure to between 5 to 10 percent of expected total 2016 revenues from 15 to 20 percent in 2014. We also announced a restructuring plan to reduce annual costs across the entire organization in 2016 by approximately $15 million, primarily to preserve margins in the Energy Services segment and right-size the Corrosion Protection segment to better compete in the energy markets.
The Corrosion Protection platform is likely to experience a more severe impact from these market conditions than in 2015 because of reduced market activity, especially for the pipe coating facility in Louisiana prior to the expected start up of the large pipe coating and insulation project later in the year. While we expect the midstream market to maintain investment, the risk is greater for project delays and even some cancellations. A large off-shore, deep-water, pipe coating and insulation project contract, with a multi-year value of more than $130 million, has the potential to nearly offset the expected negative impact if we are able to begin pipe coating production at our Louisiana coating facility in the fourth quarter of 2016.
The Energy Services platform will rely more on the downstream business as a result of the actions to reduce Aegion Energy Services’ upstream exposure. Market conditions indicate another expected solid year for refinery maintenance and other facility services on the West Coast. While we benefited in 2015 from some one-time events that increased billable hours, we anticipate fewer turnaround projects from our customers in 2016.
The favorable market conditions for a majority of Aegion’s business and the proactive strategic actions we have taken give us the opportunity for stability in a challenging energy market environment expected in 2016. Longer-term, we believe our diversified portfolio of technologies and services can deliver sustainable growth as we have repositioned our upstream oil exposure to reflect current market realities. The strategic initiatives we previously outlined are expected to: (i) enhance our long-term growth opportunities by accessing new customers and new markets to rehabilitate water pressure pipelines, (ii) enable more effective pipeline asset integrity management in the growing midstream market and (iii) establish a continuous improvement culture with core values aimed at driving margin expansion and lowering costs over time in an effort to drive organic growth.

Acquisitions/Strategic Initiatives/Divestitures
Acquisition of Underground Solutions
On February 18, 2016, we acquired Underground Solutions for a purchase price of $85 million plus an additional $5.3 million for the value of the estimated tax benefits associated with Underground Solutions’ net operating loss carry forwards. These amounts are subject to post-closing working capital adjustments and post-closing adjustments to the value of the net operating loss tax asset. The purchase price included $6.3 million held in escrow as security for the post-closing purchase price adjustments and post-closing indemnification obligations of Underground Solutions’ previous owners. The transaction was funded partially from our cash balances and partially from borrowings under our revolving credit facility. To supplement the domestic cash balances, we repatriated $30.4 million from foreign subsidiaries to the United States to assist in funding the transaction, incurring approximately $3.5 million in additional taxes, a reserve for which was included in our tax provision amounts for 2015. Underground Solutions provides infrastructure technologies for water, sewer and conduit applications and is part of our Infrastructure Solutions reportable segment.
2016 Restructuring
On January 4, 2016, our board of directors approved a restructuring plan (the “2016 Restructuring”) to reduce our exposure to the upstream oil markets and to reduce consolidated costs. As part of management’s ongoing assessment of our energy-related businesses, management determined that the persistent low price of oil is expected to create market challenges for the foreseeable future, including reduced customer spending in 2016. The 2016 Restructuring is expected to reposition Energy Services’ upstream operations in California, reduce Corrosion Protection’s upstream exposure by divesting our interest in a Canadian pipe coating joint venture, right-size Corrosion Protection to compete more effectively and reduce corporate and other operating costs. The 2016 Restructuring is expected to reduce consolidated annual costs by approximately $15.0 million to $16.0 million, most of which is expected to be realized in 2016, primarily through headcount reductions and office closures. Our initial savings estimate was approximately $15.0 million. We expect to reduce headcount by approximately 900 employees, or 14.5% of our total workforce, and record estimated pre-tax charges, most of which are cash charges, of between $11.0 million to $13.0 million, which is an increase from our original estimate between $7.0 million to $9.0 million. The increased cost estimate is the result of longer wind-down efforts associated with the downsizing of our upstream operations in Energy Services and Corrosion Protection and includes expected additional costs related to employee severance, retention, extension of benefits, employment assistance programs and other costs associated with the restructuring. Total pre-tax restructuring charges during the first quarter of 2016 were $9.7 million ($6.6 million after tax), all of which were cash charges, and consisted primarily of employee severance and benefits, early lease termination other costs associated with the restructuring efforts as described above.
On February 1, 2016, we sold our fifty-one percent (51%) interest in our Canadian coating joint venture, Bayou Perma-Pipe Canada, Ltd. (“BPPC”), to our joint venture partner, Perma-Pipe, Inc. The sale price was US $9.6 million, which consisted of a US $7.6 million payment at closing and a US $2.0 million promissory note payable to us on or before August 1, 2016. BPPC served as our pipe coating and insulation operation in Canada. The sale of our interest in BPPC was part of a broader effort to reduce our exposure in the North American upstream market in light of expectations for a prolonged low oil price environment. See the consolidated financial statements contained in this report for further information.
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
We have substantially completed all of the aforementioned objectives related to the 2014 Restructuring. Total headcount reductions were 86 as of March 31, 2016. Remaining headcount reductions and cash costs related to the 2014 Restructuring are not expected to be material.
In February 2015, and in connection with the 2014 Restructuring, we sold our wholly-owned subsidiary, VII, our French cured-in-place pipe (“CIPP”) contracting operation, to certain employees of VII. In connection with the sale, we entered into a five-year exclusive tube supply agreement whereby VII will purchase liners from Insituform Lining. VII will also be entitled to continue to use its trade name based on a trade mark license granted for the same five-year time period. The sale resulted in a loss of approximately $2.9 million that was recorded to other income (expense) in the Consolidated Statement of Operations during the first quarter of 2015. See the consolidated financial statements contained in this report for further information.
Total pre-tax restructuring charges since inception were $60.3 million ($44.8 million after tax) and consisted of non-cash charges totaling $48.3 million and cash charges totaling $12.0 million. The non-cash charges of $48.3 million included (i) $22.2 million related to the impairment of certain long-lived assets and definite-lived intangible assets for Bayou’s pipe coating operation in Louisiana, which is reported in Corrosion Protection, and (ii) $26.1 million related to impairment of definite-lived intangible assets, allowances for accounts receivable, write-off of certain other current assets and long-lived assets, inventory obsolescence, as well as losses related to the sales of our CIPP contracting operations in France and Switzerland, which are reported in Infrastructure Solutions. Cash charges totaling $12.0 million included employee severance, retention, extension of benefits, employment assistance programs and other costs associated with the restructuring of Insituform’s European and Asia-Pacific operations and Fyfe’s worldwide business.
While estimated remaining cash costs to be incurred in 2016 for the 2014 Restructuring are not expected to be material, we expect to incur additional non-cash charges in 2016, primarily related to the potential release of cumulative currency translation adjustments resulting from the disposal of certain entities as well as the foreign currency impact from settlement of inter-company loans.

Results of Operations – Quarters Ended March 31, 2016 and 2015
Overview – Consolidated Results
Key financial data for consolidated operations was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2016	2015	$	%
Revenues	$293,908	$309,166	$(15,258)	(4.9)%
Gross profit	54,414	59,190	(4,776)	(8.1)
Gross profit margin	18.5%	19.1%	N/A	(60	)bp
Operating expenses	50,725	49,084	1,641	3.3
Acquisition-related expenses	1,031	323	708	219.2
Restructuring charges	6,797	658	6,139	933.0
Operating income (loss)	(4,139)	9,125	(13,264)	(145.4)
Operating margin	(1.4)%	3.0%	N/A	(440	)bp
Net income (loss) attributable to Aegion Corporation	(3,792)	1,359	(5,151)	(379.0)

Revenues
Revenues decreased $15.3 million, or 4.9%, in the first quarter of 2016 compared to the first quarter of 2015. As part of the 2014 Restructuring, we exited, or were in the process of exiting, certain operations (or “restructured operations”) located in Europe and Asia-Pacific within Infrastructure Solutions during the first quarter of 2015. Excluding revenues from restructured operations, revenues decreased $13.1 million, or 4.3%, in the first quarter of 2016 compared to the first quarter of 2015.
The decrease in revenues in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to more challenging market conditions in Energy Services’ upstream operation in the United States and Corrosion Protection’s upstream, and to a lessor extent midstream, operations primarily in the Canadian region. Additionally, there was a decrease of $7.9 million related to the sale of our Canadian pipe coating joint venture interest, BPPC, on February 1, 2016. Partially offsetting these decreases were increases primarily related to North American contracting installation services activity in Infrastructure Solutions and increased maintenance and turnaround services activity in our downstream operation in Energy Services. Underground Solutions, which was acquired on February 18, 2016 and is reported in the Infrastructure Solutions segment, contributed $4.7 million in revenue during the first quarter of 2016.
Foreign currency rates in relation to the U.S. dollar (most notably the Canadian dollar, Chilean peso, British pound and Australian dollar) had a negative impact on consolidated revenues of $5.6 million during the first quarter of 2016 compared to the prior year quarter.
Gross Profit and Gross Profit Margin
Gross profit decreased $4.8 million, or 8.1%, and gross profit margin declined 60 basis points in the first quarter of 2016 compared to the first quarter of 2015. The decrease in gross profit was primarily due to declining revenues in Energy Services’ upstream operation and Corrosion Protection’s Canadian operations as noted above. There was a $2.2 million decrease in gross profit related to the sale of our Canadian pipe coating joint venture interest. Partially offsetting the decrease in gross profit was an increase primarily related to higher revenues in Infrastructure Solutions’ North American operation and Energy Services’ downstream operation. Included in the increase in gross profit for Infrastructure Solutions was gross profit contribution from Underground Solutions totaling $1.4 million, which was net of an expense of $1.2 million related to the recognition of inventory step up required in the accounting for business combinations. The decline in gross profit margin in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to the negative impacts from challenging market conditions in the upstream energy market for Energy Services and the Canadian energy market for Corrosion Protection, partially offset by an increase related to improved manufacturing efficiencies, material cost savings and organic growth in Infrastructure Solutions, notably in the United States.
Gross profit was negatively impacted by the change in foreign currency rates by $1.0 million in the first quarter of 2016 compared to the prior year period.
Operating Expenses
Operating expenses increased $1.6 million, or 3.3%, in the first quarter of 2016 compared to the first quarter of 2015. As part of the 2016 Restructuring and the 2014 Restructuring, we recognized charges of $2.7 million and $0.2 million in operating expenses in the first quarter of 2016 and 2015, respectively. The restructuring charges in the first quarter of 2016 consisted mostly of severance and employee-related benefits, early lease termination and other restructuring-related costs as part our 2016 Restructuring as we downsized our upstream operation within Energy Services and Corrosion Protection. Excluding restructuring charges, operating expenses decreased by $0.9 million, or 1.9%, in the first quarter of 2016 compared to the first quarter of 2015. The decrease was primarily due to our restructuring efforts, which generated cost savings in the upstream operation in Energy Services and cost savings in our North American operation, which included the integration of our Fyfe/Fibrwrap business with our Insituform business within Infrastructure Solutions. Partially offsetting the decrease was an increase in operating expenses totaling $1.4 million contributed by newly acquired Underground Solutions.
Operating expenses as a percentage of revenues were 17.3% in the first quarter of 2016 compared to 15.9% in the first quarter of 2015. Excluding restructuring charges, operating expenses as a percentage of revenues were 16.3% in the first quarter of 2016 compared to 15.8% in the first quarter of 2015.
Operating expenses were favorably impacted by the change in foreign currency rates by $1.0 million in the first quarter of 2016 compared to the prior year period.
Consolidated Net Income (Loss)
Consolidated net loss was $3.8 million in the first quarter of 2016, a decline of $5.2 million, or 379.0%, from consolidated net income of $1.4 million in the first quarter of 2015.
Excluding the following pre-tax items: (i) 2016 Restructuring charges of $9.7 million in the first quarter of 2016, (ii) 2014 Restructuring charges of $(0.2) million and $0.8 million in the first quarters of 2016 and 2015, respectively, (iii) inventory step up costs related to purchase accounting adjustments for Underground Solutions of $1.2 million in the first quarter of 2016, and (iv) acquisition-related expenses of $1.0 million and $0.3 million in the first quarters of 2016 and 2015, respectively; consolidated net income was $4.3 million in the first quarter of 2016, a decrease of $0.5 million, or 10.6%, from consolidated net income of $4.8 million in the first quarter of 2015.
The decrease in consolidated net income, excluding the items noted above, was primarily due to the decline in project activities in Energy Services’ upstream operation as we downsized our exposure to the upstream energy market and in Corrosion Protection’s operations in Canada. As previously discussed, these operations were negatively impacted by declines in customer spending resulting from the persistent low oil price environment. Partially offsetting the decrease in consolidated net income was an increase primarily driven by North American contracting installation services activity, including the contribution from Underground Solutions, in Infrastructure Solutions and increased maintenance and turnaround services activity in our downstream operation in Energy Services. Additionally, operating expense savings related to our restructuring efforts were accretive to net income for the comparable periods.
The change in foreign currency rates in relation to the U.S. dollar had an immaterial impact on the consolidated net income (loss) in the first quarter of 2016 compared to the prior year period.

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

The following table sets forth our consolidated backlog by segment (in millions):

	March 31, 2016	December 31, 2015	March 31, 2015
Infrastructure Solutions (1)	$327.6	$311.2	$354.2
Corrosion Protection	259.9	272.5	159.3
Energy Services (2) (3)	169.2	192.8	238.2
Total backlog	$756.7	$776.5	$751.7
__________________________

(1)	March 31, 2016, December 31, 2015 and March 31, 2015 included backlog from restructured entities of zero, $0.5 million and $7.7 million, respectively.

(2)	March 31, 2016, December 31, 2015 and March 31, 2015 included upstream-related backlog of $34.4 million, $41.1 million and $83.0 million, respectively.

(3)
Represents expected unrecognized revenues to be realized under long-term MSAs and other signed contracts. If the remaining term of these arrangements exceeds 12 months, the unrecognized revenues attributable to such arrangements included in backlog are limited to only the next 12 months of expected revenues.

Within our Infrastructure Solutions and Corrosion Protection segments, certain contracts are performed through our variable interest entities, in which we own a controlling portion of the entity. As of March 31, 2016, 0.1% and 37.8% of our Infrastructure Solutions backlog and Corrosion Protection backlog, respectively, related to these variable interest entities. A substantial majority of our contracts in these two segments are fixed price contracts with individual private businesses and municipal and federal government entities across the world. Energy Services, on the other hand, generally enters into cost reimbursable contracts that are based on costs incurred at agreed upon contractual rates.

Infrastructure Solutions Segment
Key financial data for Infrastructure Solutions was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2016	2015	$	%
Revenues	$125,762	$122,473	$3,289	2.7%
Gross profit	29,744	28,615	1,129	3.9
Gross profit margin	23.7%	23.4%	N/A	30	bp
Operating expenses	20,926	20,625	301	1.5
Acquisition-related expenses	1,031	—	1,031	N/M
Restructuring charges	1,979	658	1,321	200.8
Operating income	5,808	7,332	(1,524)	(20.8)
Operating margin	4.6%	6.0%	N/A	(140	)bp

Revenues
Revenues in Infrastructure Solutions increased $3.3 million, or 2.7%, in the first quarter of 2016 compared to the first quarter of 2015. As part of the 2014 Restructuring, we exited, or were in the process of exiting, certain operations located in Europe and Asia-Pacific during the first quarter of 2015. Excluding revenues from restructured operations, revenues for Infrastructure Solutions increased $5.4 million, or 4.6%, in the first quarter of 2016 compared to the first quarter of 2015. The increase in revenues was primarily due to an increase in contracting installation services activity in our North American operation, which was partially offset by small revenue declines in our European and Asia-Pacific operations. Underground Solutions, which was acquired on February 18, 2016, contributed $4.7 million in revenues during the first quarter of 2016.
Revenues were unfavorably impacted by the change in foreign currency rates in relation to the U.S. dollar by $1.8 million in the first quarter of 2016 compared to the prior year period.
Gross Profit and Gross Profit Margin
Gross profit in Infrastructure Solutions increased $1.1 million, or 3.9%, and gross profit margin improved 30 basis points in the first quarter of 2016 compared to the first quarter of 2015. Gross profit increased primarily due to increased revenues in our North American operation including $1.4 million in gross profit generated from Underground Solutions. Partially offsetting the increase in gross profit was an expense of $1.2 million related to the recognition of inventory step up required in the accounting for business combinations related to the Underground Solutions acquisition. Gross profit from our European and Asia-Pacific operations declined mainly due to the exiting of certain locations as part of our 2014 Restructuring. Gross profit margin increased primarily due to continued efficiency improvements in our North American manufacturing business and savings related to certain material costs, as well as the margin contribution from Underground Solutions.
Gross profit was unfavorably impacted by the change in foreign currency rates by $0.3 million in the first quarter of 2016 compared to the prior year period.
Operating Expenses
Operating expenses in Infrastructure Solutions increased $0.3 million, or 1.5%, in the first quarter of 2016 compared to the first quarter of 2015. As part of the 2014 Restructuring, we recognized charges of $0.2 million in the first quarter of 2015 related to the exiting of certain foreign locations. Excluding restructuring charges, operating expenses increased $0.5 million, or 2.5%. The increase was primarily due to the acquisition of Underground Solutions, which contributed $1.4 million in operating expenses in the first quarter of 2016. Partially offsetting the increase in operating expenses was a decrease related to efficiencies gained as part of the 2014 Restructuring mostly related to the integration of our Fyfe/Fibrwrap business with our Insituform business for the comparable periods.
Operating expenses as a percentage of revenues were 16.6% in the first quarter of 2016 compared to 16.8% in the first quarter of 2015. Excluding restructuring charges, operating expenses as a percentage of revenues were 16.7% in both the first quarter of 2016 and the first quarter of 2015.
Operating expenses were favorably impacted by the change in foreign currency rates in relation to the U.S. dollar by $0.2 million in the first quarter of 2016 compared to the prior year quarter.
Operating Income and Operating Margin
Operating income in Infrastructure Solutions decreased $1.5 million, or 20.8%, to $5.8 million in the first quarter of 2016 compared to $7.3 million in the first quarter of 2015. Operating margin declined 140 basis points to 4.6% in the first quarter of 2016 compared to 6.0% in the first quarter of 2015. As part of our restructuring efforts, we recognized charges related to the 2016 Restructuring and 2014 Restructuring of $2.0 million in the first quarter of 2016 and charges related to the 2014 Restructuring of $0.8 million in the first quarter of 2015. Additionally, as a result of the Underground Solutions acquisition, we incurred an expense of $1.2 million related to the recognition of inventory step up and $1.0 million in acquisition-related expenses in the first quarter of 2016. Excluding restructuring charges, inventory step up and acquisition-related expenses, operating income increased $1.9 million, or 22.7%, to $10.0 million in the first quarter of 2016 compared to $8.2 million in the first quarter of 2015. Operating margin, excluding restructuring charges and acquisition-related expenses, improved 130 basis points to 8.0% in the first quarter of 2016 compared to 6.7% in the first quarter of 2015. The increases in operating income and operating margin in the first quarter of 2016 compared to the first quarter of 2015 were primarily due to increased revenues and related gross profit in our North American operation and the contribution from Underground Solutions since its acquisition in February 2016.
Operating income for Infrastructure Solutions was unfavorably impacted by the change in foreign currency rates in relation to the U.S. dollar by $0.1 million in the first quarter of 2016 compared to the prior year quarter.

Corrosion Protection Segment
Key financial data for Corrosion Protection was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2016	2015	$	%
Revenues	$92,446	$101,743	$(9,297)	(9.1)%
Gross profit	17,199	20,829	(3,630)	(17.4)
Gross profit margin	18.6%	20.5%	N/A	(190	)bp
Operating expenses	20,449	20,329	120	0.6
Restructuring charges	2,420	—	2,420	N/M
Operating income (loss)	(5,670)	500	(6,170)	(1,234.0)
Operating margin	(6.1)%	0.5%	N/A	(660	)bp

Revenues
Revenues in Corrosion Protection decreased $9.3 million, or 9.1%, in the first quarter of 2016 compared to the first quarter of 2015. Demand for our services in the Canadian market declined as a result of the persistent low oil price environment which caused revenues generated from our Canadian cathodic protection operation, our Canadian industrial linings operation and our Canadian pipe coating operation to decrease $18.2 million. Included in the $18.2 million decline in Canadian revenues was a decrease of $7.9 million related to the sale of our Canadian pipe coating joint venture interest, BPPC, on February 1, 2016. Additionally, revenues in our robotic and field coating operation decreased as a result of reduced customer demand within the energy market. Partially offsetting the decrease in revenues was an increase primarily related to project activity within our domestic pipe coating operation, our domestic cathodic protection operation and our industrial linings operation in South America, the latter of which benefited from a large project.
Revenues were unfavorably impacted by the change in foreign currency rates in relation to the U.S dollar by $3.8 million in the first quarter of 2016 compared to the prior year period.
Gross Profit and Gross Profit Margin
Gross profit in Corrosion Protection decreased $3.6 million, or 17.4%, and gross profit margin declined 190 basis points in the first quarter of 2016 compared to the first quarter of 2015. As noted above, revenues generated from our Canadian operations declined. This decline caused the related gross profit from our Canadian operations to decrease $6.2 million. Included in the $6.2 million decrease in gross profit from our Canadian operations was a decrease of $2.2 million related to the sale of our Canadian pipe coating joint venture interest. Additionally, gross profit in our robotic and field coating operation decreased as a result of declining revenues from fewer projects. Partially offsetting the decrease in gross profit was an increase primarily related to project activity within certain of our domestic and South American operations as noted above. Gross profit margin declined mainly as a result of lower labor and equipment utilization related to declining project activity throughout our Canadian operations and our robotic and field coating operation. The decrease in gross profit margin was partially offset by an increase primarily related to improved labor and and equipment utilization rates in our domestic cathodic protection operation, our industrial linings operation and our pipe coating operation in Louisiana.
Gross profit was unfavorably impacted by the change in foreign currency rates in relation to the U.S. dollar by $0.7 million in the first quarter of 2016 compared to the prior year quarter.
Operating Expenses
Operating expenses in Corrosion Protection increased $0.1 million, or 0.6%, in the first quarter of 2016 compared to the first quarter of 2015. As part of the 2016 Restructuring, we recognized charges of $0.3 million related to the downsizing of certain upstream and midstream operations in the first quarter of 2016. Excluding 2016 Restructuring charges, operating expenses decreased $0.2 million, or 1.0%, primarily due to controlled spending efforts within in our robotic and field coating operation and operating expense savings related to the sale of our Canadian pipe coating joint venture interest.
Operating expenses as a percentage of revenues were 22.1% in the first quarter of 2016 compared to 20.0% in the first quarter of 2015. Excluding 2016 Restructuring charges, operating expenses as a percentage of revenues were 21.8% in the first quarter of 2016 compared to 20.0% in the first quarter of 2015.
Operating expenses were favorably impacted by the change in foreign currency rates in relation to the U.S. dollar by $0.8 million in the first quarter of 2016 compared to the prior year quarter.
Operating Income (Loss) and Operating Margin
Operating income (loss) in Corrosion Protection decreased $6.2 million, or 1,234.0%, to a loss of $5.7 million in the first quarter of 2016 compared to income of $0.5 million in the first quarter of 2015. Operating margin declined 660 basis points to (6.1)% in the first quarter of 2016 compared to 0.5% in the first quarter of 2015. As part of the 2016 Restructuring, we recognized charges of $2.7 million in the first quarter of 2016 primarily related to severance and employee-related benefits and other restructuring costs. Excluding 2016 Restructuring charges, operating income (loss) decreased $3.4 million, or 686.6%, in the first quarter of 2016 compared to the first quarter of 2015 and operating margin declined 370 basis points to (3.2)% in the first quarter of 2016 compared to 0.5% in the first quarter of 2015. The decrease in operating income (loss) was primarily due to declining revenues and gross profit stemming from challenging market conditions for our Canadian operations and our robotic and field joint coating operation.
Operating income for Corrosion Protection was favorably impacted by the change in foreign currency rates by $0.1 million in the first quarter of 2016 compared to the prior year quarter.

Energy Services Segment
Key financial data for Energy Services was as follows:

(dollars in thousands)	Quarters Ended March 31,		Increase (Decrease)
	2016	2015	$	%
Revenues	$75,700	$84,950	$(9,250)	(10.9)%
Gross profit	7,471	9,746	(2,275)	(23.3)
Gross profit margin	9.9%	11.5%	N/A	(160	)bp
Operating expenses	9,350	8,130	1,220	15.0
Acquisition-related expenses	—	323	(323)	N/M
Restructuring charges	2,398	—	2,398	N/M
Operating income (loss)	(4,277)	1,293	(5,570)	(430.8)
Operating margin	(5.6)%	1.5%	N/A	(710	)bp
In response to the challenges within the upstream energy market, we enacted the 2016 Restructuring in an effort to decrease our exposure to the upstream energy market and reduce expenses. Conversely, the downstream portion of the energy market has remained robust due to continued strong refining production, which has had a positive impact on our revenues and gross profit for the first quarter of 2016.
Energy Services operates solely in the United States and generates all revenues and incurs all expenses in U.S. dollars. There were no impacts from foreign currencies in relation to the U.S. dollar for the segment for the reported periods.

Revenues
Revenues in Energy Services decreased $9.3 million, or 10.9%, in the first quarter of 2016 compared to the first quarter of 2015. The decrease was primarily due to an $18.0 million decline in revenues from our upstream operation, located primarily in Central California, as activities have been curtailed due to tightened customer spending in response to the persistent low oil price environment. Due to the decline in upstream project activity, we reduced our upstream operation in an effort to improve profitability as part of the 2016 Restructuring, which further decreased revenues. Partially offsetting the decrease in revenues was an increase of $8.7 million in refining maintenance and turnaround services activities in our downstream operation in the western United States.
Gross Profit and Gross Profit Margin
Gross profit in Energy Services decreased $2.3 million, or 23.3%, and gross profit margin declined 160 basis points in the first quarter of 2016 compared to the first quarter of 2015. The decrease in gross profit was primarily due to declining revenues in our upstream operation as noted above. Partially offsetting this decrease in gross profit was an increase related to higher revenues in our downstream operation as refining activities with our customers remained robust. Gross profit margin decreased primarily due to price pressures and reductions in higher margin activities in our upstream operation, thereby making it more challenging to recover our labor and equipment costs. Additionally, we experienced lower downstream margins related to client driven shifts in the mix of work and lower upstream margins related additional cost overruns on certain lump sum construction projects during the first quarter of 2016.
Operating Expenses
Operating expenses in Energy Services increased $1.2 million, or 15.0%, in the first quarter of 2016 compared to the first quarter of 2015. As part of the 2016 Restructuring, we recognized charges of $2.5 million in the first quarter of 2016 primarily related to wind-down and other restructuring-related costs as we downsized our upstream operation. Excluding 2016 Restructuring charges, operating expenses decreased $1.3 million, or 16.0%, primarily due to controlled spending efforts in response to recent market challenges and as part of our savings initiatives related to the restructuring.
Operating expenses as a percentage of revenues were 12.4% in the first quarter of 2016 compared to 9.6% in the first quarter of 2015. Excluding 2016 Restructuring charges, operating expenses as a percentage of revenues were 9.1% in the first quarter of 2016 compared to 9.6% in the first quarter of 2015.
Operating Income (Loss) and Operating Margin
Operating income (loss) in Energy Services decreased $5.6 million, or 430.8%, to a loss of $4.3 million in the first quarter of 2016 compared to income of $1.3 million in the first quarter of 2015. Operating margin declined 710 basis points to (5.6)% in the first quarter of 2016 compared to 1.5% in the first quarter of 2015. As part of the 2016 Restructuring, we recognized charges of $4.9 million in the first quarter of 2016 primarily related to severance and employee-related benefits, early lease termination and other restructuring costs. Additionally, we incurred $0.3 million in acquisition-related expenses in the first quarter of 2015 related to the purchase of Schultz. Excluding 2016 Restructuring charges and acquisition-related expenses, operating income decreased $1.0 million, or 64.4%, in the first quarter of 2016 compared to the first quarter of 2015 and operating margin declined 110 basis points to 0.8% in the first quarter of 2016 compared to 1.9% in the first quarter of 2015. The decrease in operating income was primarily due to a decrease in revenues and gross profit margin declines in our upstream operation, along with lower margins in our downstream operation, as noted above. Operating expense savings partially offset the declines in operating income and operating margin.

Other Income (Expense)
Interest Income and Expense
Interest income decreased $0.1 million in the first quarter of 2016 compared to the prior year period primarily due to lower U.S. cash balances during the current year. Interest expense increased $0.4 million in the first quarter of 2016 compared to the same period in 2015 due to higher borrowing costs under the Company’s new Credit Facility and an increase in amortized loan fees.
Other Income (Expense)
Other expense was $1.0 million in the quarter ended March 31, 2016 and primarily related to foreign currency exchange losses on revalued assets and liabilities. For the first quarter of 2015, other expense was $2.8 million, primarily driven by the $2.9 million loss recognized on the sale of Video Injection - Insituform SAS.

Taxes (Benefit) on Income (Loss)
Taxes on income (loss) decreased $6.6 million during the first quarter of 2016 compared to the first quarter of 2015. Our effective tax rate for continuing operations was a benefit of 54.6% in the quarter ended March 31, 2016 and 57.6% in the quarter ended March 31, 2015. The effective tax rate in the quarter ended March 31, 2016 was favorably impacted by a $1.9 million benefit related to the reversal of a previously recorded valuation allowance due to changes in the realization of future tax benefits. The effective tax rate in the quarter ended March 31, 2015 was unfavorably impacted by a relatively small income tax benefit recorded on pre-tax charges related to the 2014 Restructuring and the impact of discrete tax items related to non-deductible restructuring charges.

Non-controlling Interests
Losses attributable to non-controlling interests was $0.2 million in the quarter ended March 31, 2016 while income attributable to non-controlling interests was less than $0.1 million in the quarter ended March 31, 2015. In the first quarter of 2016, losses from our joint ventures in Mexico, Saudi Arabia and Louisiana were partially offset by profitability from our joint venture in Oman. In the first quarter of 2015, increased profitability in our coating joint venture in Canada was offset by increased losses from our insulation coating joint venture in Louisiana, which was essentially in start up phase with minimal production during the first quarter of 2015.

Liquidity and Capital Resources
Cash and Cash Equivalents

(in thousands)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$127,859	$209,253
Restricted cash	6,615	5,796
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
Sources and Uses of Cash
We expect the principal operational use of funds for the foreseeable future will be for capital expenditures, potential acquisitions, working capital, debt service and share repurchases. During the first quarter of 2016, capital expenditures were primarily related to the pipe coating and insulation project in our Corrosion Protection platform. Additionally, capital expenditures were also used to support the growth and maintenance capital in our Infrastructure Solutions operations. For the full year of 2016, we expect a comparable level of capital expenditures compared to 2015, with slightly increased levels to complete the pipe-coating plant in Louisiana and support growth of our Infrastructure Solutions business, partially offset by decreased levels in certain of our Corrosion Protection and Energy Services operations as we minimize spending in response to our 2016 Restructuring efforts.
As part of our 2016 Restructuring, we incurred $9.7 million in cash charges during the first quarter of 2016 related to employee severance, extension of benefits, employment assistance programs and early lease termination costs as we reposition our Energy Services’ upstream operations in California, right-size Corrosion Protection to compete more effectively, and reduce corporate and other operating costs. We estimate our remaining cash costs in 2016 to be approximately $2.0 million to $3.0 million related to these activities. These actions, however, are expected to reduce future consolidated annual costs between $15.0 million to $16.0 million, most of which is expected to be realized in 2016, primarily through headcount reductions and office closures.
As part of our 2014 Restructuring, we incurred less than $0.1 million in cash charges during the first quarter of 2016 related to severance and benefits costs and other restructuring costs associated with exiting certain foreign locations. While estimated remaining cash costs to be incurred in 2016 for the 2014 Restructuring are not expected to be material, we expect to incur additional non-cash charges in 2016, primarily related to the potential release of cumulative currency translation adjustments resulting from the disposal of certain entities as well as the foreign currency impact from settlement of inter-company loans.
At March 31, 2016, our cash balances were located worldwide for working capital and support needs. Given the breadth of our international operations, approximately $77.9 million, or 61.0%, of our cash was denominated in currencies other than the United States dollar as of March 31, 2016. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations. As part of the February 2016 acquisition of Underground Solutions, we repatriated approximately $30.4 million from foreign subsidiaries to assist in funding the transaction, incurring approximately $3.5 million in additional taxes. These were viewed as one-time, special-use transactions. With few exceptions, U.S. income taxes, net of applicable foreign tax credits, have not been provided on undistributed earnings of international subsidiaries. Our intention is to permanently reinvest these earnings.
Our primary source of cash is operating activities. We occasionally borrow under our line of credit’s available capacity to fund operating activities, including working capital investments. Our operating activities include the collection of accounts receivable as well as the ultimate billing and collection of costs and estimated earnings in excess of billings. At March 31, 2016, we believed our net accounts receivable and our costs and estimated earnings in excess of billings, as reported on our consolidated balance sheet, were fully collectible and a significant portion of the receivables will be collected within the next twelve months. At March 31, 2016, we had certain net receivables (as discussed in the following paragraph) that we believe will be collected but are being disputed by the customer in some manner, which has impacted or may meaningfully impact the timing of collection or require us to invoke our contractual rights to an arbitration or mediation process, or take legal action. If in a future period we believe any of these receivables are no longer collectible, we would increase our allowance for bad debts through a charge to earnings.
As of March 31, 2016, we had approximately $4.4 million in receivables related to certain projects in Texas and Morocco that have been delayed in payment for separate and unavoidable reasons. We are in various stages of discussions and dispute resolution with the project clients regarding such receivables. In each of the above instances, the customer has failed to meet its payment obligations in the time frame set forth in the respective contracts. The Company believes that it has performed its obligations pursuant to such contracts, and is duly exercising its rights under the respective contracts to receive payment. The Company believes the likelihood of success in each of these cases is probable and the Company is vigorously defending its position in each respective contract.
In March 2016, we settled an outstanding dispute with a project client in the Infrastructure Solutions platform. In connection with the settlement, we agreed to forgo approximately $7.5 million in receivables owed by our client and we agreed to pay an additional $2.4 million. During April 2016, we paid the settlement amount. The customer receivable, along with the related allowance for doubtful account, was written off as of March 31, 2016.
Cash Flows from Operations
Cash flows from operating activities used $2.0 million in the first quarter of 2016 compared to $12.2 million used in the first quarter of 2015. This follows the typical pattern of cash flow from operating activities being at its seasonally lowest during the first quarter of the year. The increase in operating cash flow from the prior year quarter was primarily due to lower outflows related to working capital, partially offset by lower net income, inclusive of non-cash items. Working capital used $11.6 million of cash during the first quarter of 2016 compared to $25.8 million used in the comparable period of 2015.
During the first quarter of 2016, cash flow provided by working capital requirements was primarily impacted by lower days sales outstanding, which decreased approximately 23 days at March 31, 2016 compared to March 31, 2015, partially due to the timing of billing and advance deposits received on certain coatings projects at our Bayou Louisiana facility and the impact of stronger collections in all operations globally.
Cash Flows from Investing Activities
Cash flows from investing activities used $91.8 million during the first quarter of 2016 compared to $11.5 million used in the comparable period of 2015. During the first quarter of 2016 and 2015, we used $85.2 million and $6.5 million, respectively, to acquire Underground Solutions and Schultz Mechanical Contractors. During the first quarter of 2016, we received proceeds of $4.6 million, net of cash disposed, from the sale of our interests in Bayou Perma-Pipe Canada. We used $10.1 million in cash for capital expenditures in the first quarter of 2016 compared to $4.2 million in the prior year quarter. In the first quarter of 2016 and 2015, $1.1 million and $0.9 million, respectively, of non-cash capital expenditures were included in accounts payable and accrued expenses. Capital expenditures in the first quarter of 2016 and 2015 were partially offset by $1.0 million and $0.3 million, respectively, in proceeds received from asset disposals.
We anticipate approximately $30.0 million to $35.0 million to be spent in 2016 on capital expenditures to support our global operations.
Cash Flows from Financing Activities
Cash flows from financing activities provided $13.3 million during the first quarter of 2016 compared to $11.7 million used in the first quarter of 2015. During the first quarter of 2016 and 2015, we used net cash of $16.3 million and $6.2 million, respectively, of cash to repurchase 910,656 and 320,000 shares, respectively, of our common stock through open market purchases and in connection with our equity compensation programs as discussed in Note 8 to the consolidated financial statements contained in this report. We borrowed $34.0 million from our line of credit during the first quarter of 2016, primarily to fund the acquisition of Underground Solutions, and we used cash of $4.4 million to pay down the principal balance of our term loan. During the first quarter of 2015, we used cash of $6.5 million to pay down the principal balance of our term loan and, as discussed in Note 7 to the consolidated financial statements contained in this report, we made a $26.5 million mandatory prepayment on the balance of our term loan, utilizing $26.0 million from our line of credit to fund the term loan prepayment.
Long-Term Debt
In October 2015, we entered into an amended and restated $650.0 million senior secured credit facility with a syndicate of banks. Bank of America, N.A. served as the sole administrative agent and JPMorgan Chase Bank, N.A. and U.S. Bank National Association acted as co-syndication agents. Merrill Lynch Pierce Fenner & Smith Incorporated, JPMorgan Securities LLC, and U.S. Bank National Association acted as joint lead arrangers and joint book managers in the syndication of the credit facility. The credit facility consists of a $300.0 million five-year revolving line of credit and a $350.0 million five-year term loan facility, each with an original maturity date in October 2020.
Generally, interest is charged on the principal amounts outstanding under the credit facility at the British Bankers Association LIBOR rate plus an applicable rate ranging from 1.25% to 2.25% depending on our consolidated leverage ratio. We can also opt for an interest rate equal to a base rate (as defined in the credit documents) plus an applicable rate, which is also based on our consolidated leverage ratio. The applicable LIBOR borrowing rate (LIBOR plus our applicable rate) as of March 31, 2016 was approximately 2.48%.
Our indebtedness at March 31, 2016 consisted of $341.3 million outstanding from the $350.0 million term loan under the credit facility and $34.0 million on the line of credit under the credit facility. In February 2016, we borrowed $30.0 million on the line of credit to help fund the acquisition of Underground Solutions and in March 2016 we borrowed $4.0 million for international working capital needs. Additionally, we designated $9.6 million of debt held by our joint venture partners (representing funds loaned by our joint venture partners) as third-party debt in our consolidated financial statements and held $0.2 million of third-party notes and bank debt at March 31, 2016.
Beginning with the year ended December 31, 2014, our previous credit facility required an annual mandatory prepayment against the term loan obligation in an amount equal to 50% of the Excess Cash Flow, as defined by the credit facility, if our Consolidated Leverage Ratio is greater than 2.50 to 1.0, as of the end of that fiscal year. Our Consolidated Leverage Ratio at December 31, 2014 was 2.90 to 1.0. On March 31, 2015, we made the required term loan prepayment in the amount of $26.5 million, utilizing $26.0 million from the line of credit to fund the term loan prepayment obligation.

As of March 31, 2016, we had $31.8 million in letters of credit issued and outstanding under the credit facility. Of such amount, $16.6 million was collateral for the benefit of certain of our insurance carriers and $15.2 million was for letters of credit or bank guarantees of performance or payment obligations of foreign subsidiaries.
In October 2015, we entered into an interest rate swap agreement for a notional amount of $262.5 million, which is set to expire in October 2020. The notional amount of this swap mirrored the amortization of a $262.5 million portion of our $350.0 million term loan drawn from our credit facility. The swap requires us to make a monthly fixed rate payment of 1.46% calculated on the amortizing $262.5 million notional amount, and provides for us to receive a payment based upon a variable monthly LIBOR interest rate calculated by amortizing the $262.5 million same notional amount. The annualized borrowing rate of the swap at March 31, 2016 was 3.46%. The receipt of the monthly LIBOR-based payment offset a variable monthly LIBOR-based interest cost on a corresponding $262.5 million portion of our term loan from the credit facility. This interest rate swap is used to partially hedge the interest rate risk associated with the volatility of monthly LIBOR rate movement, and is accounted for as a cash flow hedge.
The credit facility is subject to certain financial covenants including a consolidated financial leverage ratio and consolidated fixed charge coverage ratio. We were in compliance with all covenants at March 31, 2016 and expect continued compliance for the foreseeable future.
We believe that we have adequate resources and liquidity to fund future cash requirements and debt repayments with cash generated from operations, existing cash balances and additional short- and long-term borrowing capacity for the next 12 months. We expect cash generated from operations to remain solid throughout the remainder of 2016 due to improved working capital management initiatives and the cost savings generated through our restructuring efforts.

Disclosure of Contractual Obligations and Commercial Commitments
There were no material changes in contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. See Note 10 to the consolidated financial statements contained in this report for further discussion regarding our commitments and contingencies.

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
Interest Rate Risk
The fair value of our cash and short-term investment portfolio at March 31, 2016 approximated carrying value. Given the short-term nature of these instruments, market risk, as measured by the change in fair value resulting from a hypothetical 100 basis point change in interest rates, would not be material.
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we maintain fixed rate debt whenever favorable; however, the majority of our debt at March 31, 2016 was variable rate debt. We substantially mitigate our interest rate risk through interest rate swap agreements, which are used to hedge the volatility of monthly LIBOR rate movement of our debt. As part of our credit facility in 2015, we entered into an interest rate swap agreement with a notional amount that will mirror approximately 75% of our outstanding long-term debt for the next five years.
At March 31, 2016, the estimated fair value of our long-term debt was approximately $388.7 million. Fair value was estimated using market rates for debt of similar risk and maturity and a discounted cash flow model. Market risk related to the potential increase in fair value resulting from a hypothetical 100 basis point increase in our debt specific borrowing rates at March 31, 2016 would result in a $1.2 million increase in interest expense.
Foreign Exchange Risk
We operate subsidiaries and are associated with licensees and affiliated companies operating solely outside of the United States and in foreign currencies. Consequently, we are inherently exposed to risks associated with the fluctuation in the value of the local currencies compared to the U.S. dollar. At March 31, 2016, a substantial portion of our cash and cash equivalents was denominated in foreign currencies, and a hypothetical 10.0% change in currency exchange rates could result in an approximate $16.9 million impact to our equity through accumulated other comprehensive income (loss).
In order to help mitigate this risk, we may enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations. We do not engage in hedging transactions for speculative investment reasons. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. At March 31, 2016, there were no material foreign currency hedge instruments outstanding. See Note 12 to the consolidated financial statements contained in this report for additional information and disclosures regarding our derivative financial instruments.
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

Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2016. Based upon and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
The scope of management’s evaluation did not include our recent acquisition of Underground Solutions.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in certain actions incidental to the conduct of our business and affairs. Management, after consultation with legal counsel, does not believe that the outcome of any such actions, individually and in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A. Risk Factors
There have been no material changes to the risk factors described in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2016 (1) (2)	435,798	$17.14	431,128	$7,868,694
February 2016 (1) (2)	305,328	17.73	289,632	3,016,659
March 2016 (1) (2)	169,530	20.30	137,822	422,066
Total	910,656	$17.93	858,582	—
_________________________________

(1)
In November 2015, our board of directors authorized the open market repurchase of up to $20.0 million of our common stock to be made during 2015 and 2016. We have authorization under our Credit Facility to repurchase up to an additional $40.0 million of our common stock in 2016. In March 2016, our board of directors authorized the open market repurchase of up to an additional $20.0 million of our common stock to be made during 2016 following expiration of the November 2015 program. We began repurchasing shares under this new program in April 2016 immediately following completion of the November 2015 program. Once a repurchase is complete, we promptly retire the shares.

(2)
In connection with approval of our credit facility, our board of directors approved the purchase of up to $10.0 million of our common stock in each calendar year in connection with our equity compensation programs for employees and directors. The number of shares purchased includes shares surrendered to us to pay the exercise price and/or to satisfy tax withholding obligations in connection with “net, net” exercises of employee stock options and/or the vesting of restricted stock or restricted stock units issued to employees. For the quarter ended March 31, 2016, 52,074 shares were surrendered in connection with restricted stock, restricted stock unit and stock option transactions. The deemed price paid was the closing price of our common stock on the Nasdaq Global Select Market on the date that the restricted stock or restricted stock units vested or the stock option was exercised. Once a repurchase is complete, we promptly retire the shares.

Item 5. Other Information
As disclosed in our Current Report on Form 8-K filed on October 10, 2014, we previously entered into Executive Change in Control Severance Agreements (the “Continuity Agreements”) with each of Charles Gordon, our President and Chief Executive Officer, David A. Martin, our Executive Vice President and Chief Financial Officer, and David F. Morris, our Executive Vice President, Chief Administrative Officer and General Counsel. Effective as of May 2, 2016, we and each of these executive officers entered into a First Amendment (the “First Amendment”) to such officer’s applicable Continuity Agreement to amend the definition of “Change in Control” in the Continuity Agreement as set forth in the First Amendment. The foregoing description is qualified in its entirety by reference to the First Amendment, a form of which is attached hereto as Exhibit 10.2, and is incorporated herein by reference.

Item 6. Exhibits
The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEGION CORPORATION

Date: May 4, 2016	/s/ David A. Martin
David A. Martin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS
These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

10.1	Form of Director Deferred Stock Unit Agreement (for Non-Employee Directors), filed herewith.(1)

10.2
Form of Amendment to Executive Change in Control Severance Agreements, dated as of May 2, 2016, between Aegion Corporation and each of Charles R. Gordon, David A. Martin and David F. Morris, filed herewith.(1)

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